Form 10-Q
period 1996-03-31
LIGAND PHARMACEUTICALS INC
filed 1996-05-09
CIK 886163

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                           FORM 10-Q

Mark One
[ X ] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

          For the quarterly period ended March 31, l996 or

[   ]     Transition Report Pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934

For the Transition Period From _____ to _____.  Commission File Number: 0-20720


                LIGAND PHARMACEUTICALS INCORPORATED
      (Exact Name of Registrant as Specified in its Charter)

              Delaware                       77-0160744
  (State or Other Jurisdiction of          (I.R.S. Employer
  Incorporation or Organization)           Identification No.)

        9393 Towne Centre Drive                 92121
             San Diego, CA                    (Zip Code)
(Address of Principal Executive Offices)

 Registrant's Telephone Number, Including Area Code:  (619)535-3900

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.              Yes  X        No ___

     As of April 12, 1996 the registrant had 28,017,136 shares of Common Stock outstanding.

                   LIGAND PHARMACEUTICALS INCORPORATED
                            QUARTERLY REPORT

                               FORM 10-Q


                           TABLE OF CONTENTS


COVER PAGE....................................................................1


TABLE OF
CONTENTS......................................................................2


PART I.  FINANCIAL INFORMATION

    ITEM 1.  Financial Statements

    Consolidated Balance Sheets as of March 31, 1996 and December 31, 1995....3

    Consolidated Statements of Operations for the three months ended
    March 31, l996 and 1995...................................................4

    Consolidated Statements of Cash Flows for the three months ended
    March 31, l996 and 1995...................................................5

    Notes to Consolidated Financial Statements................................6

    ITEM 2.  Management's Discussion and Analysis of Financial Condition
    and Results of Operations.................................................8


PART II.  OTHER INFORMATION

    ITEM 1.  Legal Proceedings...............................................10

    ITEM 2.  Changes in Securities............................................*

    ITEM 3.  Defaults upon Senior Securities..................................*

    ITEM 4.  Submission of Matters to a Vote of Security Holders..............*

    ITEM 5.  Other Information................................................*

    ITEM 6.  Exhibits and Reports on Form 8-K................................10


SIGNATURE....................................................................11


* No information provided due to inapplicability of item.


PART I.  FINANCIAL INFORMATION
ITEM 1   FINANCIAL STATEMENTS

                        LIGAND PHARMACEUTICALS INCORPORATED
                            Consolidated Balance Sheets
                         (in thousands, except share data)

                                                       March 31,      December 31,
                                                         1996             1995
                                                    ------------      ------------
                                                     (Unaudited)
ASSETS
Current Assets:
    Cash and cash equivalents                         $  16,503         $  15,963
    Short-term investments
    (cost $48,867 at March 31, l996)                     48,716            54,182
    Receivable from a related party                       1,908             2,286
    Other current assets                                    721               577
                                                    ------------      ------------
        Total current assets                             67,848            73,008
Restricted short-term investments                         3,747             6,759
Property and equipment, net                              12,579            12,272
Notes receivable from officers and employees                424               485
Other assets                                              1,036             1,070
                                                    ------------      ------------
                                                      $  85,634         $  93,594
                                                    ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                  $   1,657         $   3,940
    Accrued liabilities                                   5,911             6,705
    Deferred revenue                                      2,533             2,608
    Current portion of obligations under
      capital leases                                      2,662             2,406
                                                    ------------      ------------
        Total current liabilities                        12,763            15,659
Long-term obligations under capital leases                8,677             8,585
Convertible subordinated debentures                      31,947            31,279
Convertible note                                         10,000            10,000
Stockholders' equity:
    Convertible preferred stock,
     $.001 par value; 5,000,000 shares authorized;
     none issued                                          -- --             -- --
    Common stock, $.001 par value;
     80,000,000 shares authorized 28,017,136 shares
     and 27,800,597 shares issued at March 31, l996
     and December 31, 1995, respectively                     28                28
    Paid-in capital                                     174,589           173,452
    Warrant subscription receivable                      (4,165)           (4,524)
    Adjustment for unrealized gains (losses) on
     available-for-sale securities                         (151)              217
    Accumulated deficit                                (147,361)         (140,281)
    Deferred compensation and consulting fees              (691)             (819)
                                                    ------------      ------------
                                                         22,249            28,073
    Less treasury stock, at cost                             (2)               (2)
                                                    ------------      ------------
        Total stockholders' equity                       22,247            28,071
                                                    ------------      ------------
                                                      $  85,634         $  93,594
                                                    ============      ============

SEE ACCOMPANYING NOTES.

                                     3

                      LIGAND PHARMACEUTICALS INCORPORATED
                     Consolidated Statements of Operations
                                 (Unaudited)
                       (in thousands, except share data)

                                                   Three Months Ended
                                                        March 31,
                                                  1996            1995
                                              ------------    ------------
Revenues:
    Collaborative research and development:
      Related parties                           $   3,236       $   2,131
      Unrelated parties                             5,475           2,483
    Other                                              57           -- --
                                              ------------    ------------
                                                    8,768           4,614

Costs and expenses:
    Research and development                       12,270           6,961
    Selling, general and administrative             2,618           1,700
                                              ------------    ------------
        Total operating expenses                   14,888           8,661
                                              ------------    ------------

Loss from operations                               (6,120)         (4,047)
Interest income                                     1,097             466
Interest expense                                   (2,057)           (367)
Equity in operations of joint venture               -- --          (1,805)
                                              ------------    ------------
        Net loss                                $  (7,080)      $  (5,753)
                                              ============    ============

        Net loss per share                      $    (.25)      $    (.31)
                                              ============    ============
Shares used in computing loss per share        27,916,200      18,346,335
                                              ============    ============


SEE ACCOMPANYING NOTES.

                                     4

                         LIGAND PHARMACEUTICALS INCORPORATED
                        Consolidated Statements of Cash Flows
                                    (Unaudited)
                                   (in thousands)

                                                            Three Months Ended
                                                                 March 31,
                                                            1996            1995
                                                        ------------    ------------
OPERATING ACTIVITIES
Net loss                                                  $  (7,080)      $  (5,753)
Adjustments to reconcile net loss
  to net cash used by operating activities:
     Depreciation and amortization                              942             423
     Equity in operations of joint venture                    -- --           1,805
     Amortization of notes receivable
      from officers and employees                                61              68
     Amortization of deferred compensation
      and consulting fees                                       127             182
     Accretion of debt discount                                 669           -- --
     Change in operating assets and liabilities:
       Other current assets                                    (144)            613
       Receivable from a related party                          378             444
       Accounts payable and accrued liabilities              (3,078)         (1,209)
       Deferred revenue                                         (74)            532
                                                        ------------    ------------
Net cash used in operating activities                        (8,199)         (2,895)

INVESTING ACTIVITIES
Purchase of short-term investments                          (23,020)         (1,838)
Proceeds from short-term investments                         28,118           8,562
Increase in notes receivable from officers and employees      -- --            (110)
Increase in deposits and other assets                         -- --            (369)
Decrease in deposits and other assets                            34              43
Purchase of property and equipment                             (443)           (335)
Investment in joint venture                                   -- --          (2,025)
                                                        ------------    ------------
Net cash provided by investing activities                     4,689           3,928

FINANCING ACTIVITIES
Principal payments on obligations under capital
    leases and equipment notes payable                         (459)           (346)
Net change in restricted cash                                 3,011           -- --
Net proceeds from sale of common stock                        1,498           4,969
                                                        ------------    ------------
Net cash provided by financing activities                     4,050           4,623
                                                        ------------    ------------
Net increase in cash and cash equivalents                       540           5,656
Cash and cash equivalents at beginning of period             15,963           7,628
                                                        ------------    ------------
Cash and cash equivalents at end of period                $  16,503       $  13,284
                                                        ============    ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid                                             $   2,520       $     386

SUPPLEMENTAL SCHEDULE OF
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Additions to obligations under capital leases             $     807       $   -- --


                                     5

                      LIGAND PHARMACEUTICALS INCORPORATED
                   Notes to Consolidated Financial Statements
                                  (Unaudited)

                                 March 31, 1996

1.  BASIS OF PRESENTATION

The consolidated financial statements of Ligand Pharmaceuticals Incorporated (the "Company") for the three months ended March 31, 1996 and 1995 are unaudited. These financial statements reflect all adjustments, consisting of only normal recurring adjustments which, in the opinion of management, are necessary to fairly present the consolidated financial position as of March 31, 1996 and the consolidated results of operations for the three months ended March 31, 1996 and 1995. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results to be expected for the year ending December 31, 1996. For more complete financial information, these financial statements, and the notes thereto, should be read in conjunction with the consolidated audited financial statements for the year ended December 31, 1995 included in the Ligand Pharmaceuticals Incorporated Form 10-K filed with the Securities and Exchange Commission.

In October 1995, the Financial Accounting Standards Board issued SFAS 123, "Accounting for Stock-Based Compensation", effective for fiscal years beginning after December 15, 1995. SFAS 123 establishes and encourages the use of the fair value based method of accounting for stock-based compensation arrangements, under which compensation cost is determined using the fair value of stock-based compensation, determined as of the grant date, and is recognized over the periods in which the related services are rendered. The statement also permits companies to elect to continue using the current implicit value accounting method specified in APBO No. 25 to account for stock-based compensation. The Company has elected to retain its current implicit value based method, and will be required to disclose the pro forma effect of using the fair value based method to account for its stock-based compensation. Disclosure of pro-forma effects of the fair value method are not required for interim financial statements.

In March 1995, the FASB issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company adopted Statement 121 in the first quarter of 1996 and, based on current circumstances, the effect of adoption is immaterial.

2.  ALLERGAN LIGAND RETINOID THERAPEUTICS, INC.

On June 30, 1992, the Company entered into agreements with Allergan, Inc. ("Allergan") whereby the Allergan Ligand Joint Venture (the
"Joint Venture") was established to research, develop, license and commercialize products related to the use of retinoids in the treatment of certain diseases and disorders.

In December 1994, the Company and Allergan formed Allergan Ligand Retinoid Therapeutics, Inc. ("ALRT") to continue the research and development activities previously conducted by the Joint Venture. The Company and ALRT filed registration statements with the Securities and Exchange Commission which became effective in May 1995. Contributions made by the Company to the Joint Venture related to the period from January 1, 1995, through June 30, 1995 were retroactively reimbursed by ALRT and previous equity losses recognized for the six month period from the Joint Venture operations were reversed.

3.  MERGER WITH GLYCOMED

On May 18, 1995 ("date of Merger"), Glycomed Incorporated ("Glycomed") was merged into a wholly-owned subsidiary of the Company. The results of operations of Glycomed are included with the Company's 1996 results of operations. The merger was accounted for using the purchase method of accounting.

4.  SUBSEQUENT EVENTS

In December 1994, Ligand filed suit against Pfizer Inc. ("Pfizer") in the Superior Court of California in San Diego County for breach of contract and for a declaration of future rights as they relate to droloxifene, a compound upon which Ligand performed work at Pfizer's request during a collaboration between Pfizer and Ligand to develop drugs in the field of osteoporosis. Droloxifene is an estrogen antagonist/partial agonist with potential indications in the treatment of osteoporosis and breast cancer as well as other applications. According to recent announcements by Pfizer, droloxifene has entered phase II clinical trials for osteoporosis and phase III clinical trials for breast cancer. Effective April 19, 1996, Pfizer and Ligand announced that they have settled the lawsuit. Under the terms of the settlement agreement, Ligand will receive certain milestone and royalty payments upon the successful development and sales of droloxifene by Pfizer. At the option of either party, milestone and royalty payments owed Ligand can be satisfied by Pfizer transferring to Ligand shares of Ligand Common Stock at an exchange ratio of $12.375 per share.

PART I.  FINANCIAL INFORMATION
ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Since January 1989, the Company has devoted substantially all of its resources to its intracellular receptor and Signal Transducers and Activators of Transcription drug discovery and development programs. The Company has been unprofitable since its inception and expects to incur substantial additional operating losses for the next several years, due to continued requirements for research and development, preclinical testing, regulatory activities, establishment of manufacturing processes and a sales and marketing organization. The Company expects that losses will fluctuate from quarter to quarter as a result of differences in the timing of expenses incurred and the revenues earned from collaborative research arrangements. Some of these fluctuations may be significant. As of March 31, 1996, the Company's accumulated deficit was $147 million.

On May 18, 1995 ("date of Merger"), Glycomed Incorporated ("Glycomed") was merged into a wholly-owned subsidiary of the Company ("the Merger").
The results of operations of Glycomed are included with the Company's
1996 results of operations. The merger was accounted for using the purchase method of accounting.

In December 1994, the Company and Allergan, Inc. ("Allergan") formed Allergan Ligand Retinoid Therapeutics, Inc. ("ALRT") to continue the research and development activities previously conducted by the Allergan Ligand Joint Venture (the "Joint Venture"). The Company and ALRT filed registration statements with the Securities and Exchange Commission which became effective in May 1995. Contributions made by the Company to the Joint Venture related to the period from January 1, 1995, through June 30, 1995 were retroactively reimbursed by ALRT and previous equity losses recognized for the six month period from the Joint Venture operations were reversed.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1996 ("1996"), COMPARED WITH THREE MONTHS ENDED MARCH 31, 1995 ("1995")

The Company had revenues of $8.8 million for 1996 compared to revenues of $4.6 million for 1995. The increase in revenues is due to, an expanded and amended research and development agreement in January
1996, with Wyeth-Ayerst Laboratories, the pharmaceutical division of American Home Products Corporation ("AHP") originally entered into in September 1994, a collaborative research agreement with Sankyo Ltd., ("Sankyo") acquired in the Merger, a full quarter effect of the collaboration with SmithKline Beecham Corporation ("SB") (which began in February 1995), and increased revenue from ALRT (the Joint Venture in
1995). Revenues in 1996 were derived from the Company's research and development agreements with (i) ALRT of $3.2 million, (ii) AHP of $2.9 million, (iii) Abbott Laboratories ("Abbott") of $725,000, (iv)
Sankyo of $703,000, (v) SB of $575,000, (vi) Glaxo Wellcome of $538,000, and (vii) product sales of Ligand (Canada) in-licensed products, of $57,000. Revenues in 1995 were derived from the Company's research and development agreements with (i) the Joint
Venture of $2.1 million, (ii) AHP of $1.0 million, (iii) Glaxo
Wellcome of $606,000, (iv) Abbott of $575,000, and (v) SB of $302,000.

For 1996, research and development expenses increased to $12.3 million from $7.0 million in 1995. These expenses increased primarily due to additions of research and development personnel, expansion of the Company's research and development programs, and inclusion of the cost of Glycomed's operations in 1996. Selling, general and administrative expenses increased to $2.6 million in 1996 from $1.7 million in 1995. The increase was attributable to additions to personnel to support expanded research and development programs and expansion of the Company's sales and marketing activities. Interest income increased to $1.1 million in 1996 from $466,000 in 1995. The increase in interest income was a result of an increase in cash balances due to the Merger, increased research revenues and additional equity investments, offset by net usage of cash to support expansion activities. Interest expense increased to $2.1 million in 1996 from $367,000 in 1995. The increase was primarily due to the acquisition of convertible subordinated debentures in the Merger and additional capital lease obligations used to finance equipment. The 1995 equity loss in Joint Venture of $1.8 million was the Company's share of the losses of the Joint Venture prior to the formation of ALRT.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations through private and public offerings of its equity securities, collaborative research revenues, capital and operating lease transactions, convertible notes, product sales and investment income. From inception, through March 1996, the Company has raised $120.6 million from sales of equity securities: $43.0 million from the Company's initial public offering in November 1992 and an aggregate of $77.6 million from private placements.

As of March 31, 1996, the Company had acquired an aggregate of $16.8 million in laboratory and office equipment, and $3.8 million in tenant improvements, substantially all of which has been funded through capital lease and equipment note obligations and which includes laboratory and office equipment acquired in the Merger. In addition, the Company leases its office and laboratory facilities under operating leases. In July 1994, the Company entered into a twenty year lease related to the construction of a new laboratory facility, which was completed and occupied in August 1995. In April 1996, the Company accepted a proposal to finance future capital equipment up to $4.0 million.

Working capital decreased to $55.1 million as of March 31, 1996, from $57.3 million at the end of 1995. The decrease in working capital resulted from an increase in cash from collaborative research agreements, offset by an increase in research and development program expenses, the related increase in selling, general and administrative expenses as described above and semi-annual interest payments due on convertible subordinated debentures. For the same reasons, cash and cash equivalents, short-term investments, and restricted cash decreased to $69.0 million at March 31, 1996 from $76.9 million at December 31, 1995. The Company invests its cash in United States government and other highly-rated liquid debt investments.

The Company anticipates that its available cash and existing sources of funding will be adequate to satisfy its capital requirements through 1998. The Company's future capital requirements will depend on many factors, including continued scientific progress in its research and development programs, the magnitude of these programs, the scope and results of preclinical testing and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims, competing technological and market developments, changes in the existing collaborative research relationships, the ability of the Company to establish development arrangements, the cost of manufacturing scale-up and effective commercialization activities and arrangements.

RISKS AND UNCERTAINTIES

The Company's potential products are in various stages of development. Substantially all of the Company's revenues to date have been derived from its research and development agreements with major pharmaceutical collaborators. While Ligand believes that its current collaborators have sufficient economic motivation to continue their funding and development efforts under these collaborations, there can be no assurance that these collaborations will continue or be performed by the parties or that they will be successful. Prior to generating product revenues, the Company must complete the development of its products, including several years of human clinical testing, and receive regulatory approvals prior to selling these products in the human health care market. No assurance can be given that the Company's products will be successfully developed, regulatory approvals will be granted, or patient and physician acceptance of these products will be achieved. There can be no assurance that Ligand will successfully commercialize, manufacture or market its products or ever achieve or sustain product revenues or profitability.

The Company faces those risks associated with companies whose products are in various stages of development. These risks include, among others, the Company's need for additional financing to complete its research and development programs and commercialize its technologies. The Company expects to incur substantial additional research and development expenses, including continued increases in personnel and costs related to preclinical testing, clinical trials and sales and marketing expenses related to the product sales in Canada. The Company intends to seek additional funding sources of capital and liquidity through collaborative arrangements, collaborative research or through public or private financing. There is no assurance such financing will be available to the Company when required or that such financing would be available under favorable terms.

The Company believes that patents and other proprietary rights are important to its business. The Company's policy is to file patent applications to protect technology, inventions and improvements to its inventions that are considered important to the development of its business. The patent positions of pharmaceutical and biotechnology firms, including the Company, are uncertain and involve complex legal and factual questions for which important legal principles are largely unresolved.

PART II. OTHER INFORMATION

ITEM 1   LEGAL PROCEEDINGS

In December 1994, Ligand filed suit against Pfizer Inc. ("Pfizer") in the Superior Court of California in San Diego County for breach of contract and for a declaration of future rights as they relate to droloxifene, a compound upon which Ligand performed work at Pfizer's request during a collaboration between Pfizer and Ligand to develop drugs in the field of osteoporosis. Droloxifene is an estrogen antagonist/partial agonist with potential indications in the treatment of osteoporosis and breast cancer as well as other applications. According to recent announcements by Pfizer, droloxifene has entered phase II clinical trials for osteoporosis and phase III clinical trials for breast cancer. Effective April 19, 1996, Pfizer and Ligand announced that they have settled the lawsuit. Under the terms of the settlement agreement, Ligand will receive certain milestone and royalty payments upon the successful development and sales of droloxifene by Pfizer. At the option of either party, milestone and royalty payments owed Ligand can be satisfied by Pfizer transferring to Ligand shares of Ligand Common Stock at an exchange ratio of $12.375 per share.

ITEM 6 (A)  EXHIBITS

Exhibit 27.0    Financial Data Schedule.

ITEM 6 (B)  REPORTS ON FORMS 8-K

None.

                 LIGAND PHARMACEUTICALS INCORPORATED

                           March 31, 1996




                              SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                 Ligand Pharmaceuticals Incorporated


Date:  May 9, 1996               By:  Paul V. Maier
                                      ------------------------------
                                      Paul V. Maier
                                      Vice President and Chief Financial Officer