Form 10-Q
period 1996-06-30
LIGAND PHARMACEUTICALS INC
filed 1996-08-14
CIK 886163

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549
                            FORM 10-Q
Mark One
[ X ]Quarterly Report Pursuant to Section 13 or 15 (d) of the
     Securities Exchange Act of 1934

     For the quarterly period ended June 30, l996 or

[   ]Transition Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

For the Transition Period From _____ to _____ . Commission File Number: 0-20720


                 LIGAND PHARMACEUTICALS INCORPORATED
              (Exact Name of Registrant as Specified in its Charter)

               Delaware                     77-0160744
   (State or Other Jurisdiction of       (I.R.S. Employer
   Incorporated or organization)         Identification No.)

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

                   Yes  X              No ___

 As of June 30, 1996 the registrant had 28,110,711 shares of Common Stock outstanding.

                              LIGAND PHARMACEUTICALS INCORPORATED
                                       QUARTERLY REPORT

                                          FORM 10-Q

                                      TABLE OF CONTENTS
COVER PAGE...................................................................1

TABLE OF CONTENTS............................................................2


PART I.  FINANCIAL INFORMATION

    ITEM 1.  Financial Statements

    Consolidated Balance Sheets as of June 30, 1996 and December 31, 1995....3

    Consolidated Statements of Operations for the three and
    six months ended June 30, l996 and 1995..................................4

    Consolidated Statements of Cash Flows for the three and
    six months ended June 30, l996 and 1995..................................5

    Notes to Consolidated Financial Statements...............................6

    ITEM 2.  Management's Discussion and Analysis of Financial Condition
    and Results of Operations................................................8


PART II.  OTHER INFORMATION

    ITEM 1.  Legal Proceedings..............................................11

    ITEM 2.  Changes in Securities...........................................*

    ITEM 3.  Defaults upon Senior Securities.................................*

    ITEM 4.  Submission of Matters to a Vote of Security Holders............11

    ITEM 5.  Other Information...............................................*

    ITEM 6.  Exhibits and Reports on Form 8-K...............................12


SIGNATURE...................................................................13


* No information provided due to inapplicability of item.



PART I.  FINANCIAL INFORMATION
ITEM 1   FINANCIAL STATEMENTS
                               LIGAND PHARMACEUTICALS INCORPORATED
                                   Consolidated Balance Sheets
                                (in thousands, except share data)
                                               June 30,         December 31,
                                                 1996               1995
                                              ---------         -------------
                                              (Unaudited)
 ASSETS
Current assets:
    Cash and cash equivalents           $    11,228            $   15,963
    Short-term investments                   45,473                54,182
    Receivable from a related party           1,978                 2,286
    Other current assets                        784                   577
                                          ----------          -----------
      Total current assets                   59,463                73,008
Restricted short-term investments             3,746                 6,759
Property and equipment, net                  11,922                12,272
Notes receivable from officers and employees    536                   485
Other assets                                  1,006                 1,070
                                         -----------          -----------
                                        $    76,673             $  93,594
                                         ============         ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                    $     2,425            $    3,940
    Accrued liabilities                       5,636                 6,705
    Deferred revenue                          2,014                 2,608
    Current portion of obligations under
      capital leases                          2,551                 2,406
                                           ----------         -----------
        Total current liabilities            12,626                15,659
Long-term obligations under capital leases    8,714                 8,585
Convertible subordinated debentures          32,616                31,279
Convertible note                             10,000                10,000
Stockholders' equity:
    Convertible preferred stock,
     $.001 par value; 5,000,000 shares authorized;
     none issued                            -- --                  -- --
    Common stock, $.001 par value;
     80,000,000 shares authorized 28,146,386
     shares and 27,800,597 shares issued at
     June 30, l996 and December 31, 1995,
     respectively                                 28                     28
    Paid-in capital                          175,102                173,452
    Warrant subscription receivable           (3,718)                (4,524)
    Adjustment for unrealized gains (losses) on
     available-for-sale securities              (266)                   217
    Accumulated deficit                     (157,401)              (140,281)
    Deferred compensation and consulting fees   (565)                  (819)
                                           ----------           ------------
                                              13,180                 28,073
    Less treasury stock, at cost (35,675 shares)(463)                    (2)
                                           ----------           ------------
       Total stockholders' equity             12,717                 28,071
                                           ----------           ------------
                                           $  76,673              $  93,594
                                           ==========            ===========

SEE ACCOMPANYING NOTES.

                                            3




                            LIGAND PHARMACEUTICALS INCORPORATED
                           Consolidated Statements of Operations
                                       (Unaudited)
                             (in thousands, except share data)


                                   Three Months Ended         Six Months Ended
                                        June 30,                   June 30,
                                   1996         1995           1996      1995
                                 --------- ---------       --------- -----------
 Revenues:
     Collaborative research
     and development:
       Related parties         $    4,026 $      2,324    $  7,262   $  4,455
       Unrelated parties            4,403        2,994       9,878      5,476
     Other                             61           36         118         36
                               -----------  -----------  ----------  ---------
                                    8,490        5,354      17,258      9,967
 Costs and expenses:
     Research and development      14,811        9,065      27,081     16,026
     Selling, general and
      administrative                2,554        2,069       5,172      3,769
     Write-off of in-process
      technology                    -- --       19,869       -- --     19,869
     ALRT contribution              -- --       17,500       -- --     17,500
                              ------------  -----------  ----------   -------
      Total operating expenses     17,365       48,503       32,253    57,164

 Loss from operations              (8,875)     (43,149)     (14,995)  (47,197)
 Interest income                      902          726        1,999     1,192
 Interest expense                  (2,067)        (926)      (4,124)   (1,292)
 Equity in operations of
   joint venture                    -- --        1,805        -- --    -- --
                              ------------  -----------   ---------  ---------
      Net loss                $   (10,040)  $  (41,544)   $ (17,120)$ (47,297)
                              ============  ===========    ========== =========

      Net loss per share      $      (.36)  $    (1.87)      $ (.61)  $ (2.33)
                               ===========   ===========   ========== =========
 Shares used in computing
   loss per share              28,070,756    22,179,926   27,990,368 20,271,040
                               ==========   ===========   ========== ==========

SEE ACCOMPANYING NOTES.


                                            4



                             LIGAND PHARMACEUTICALS INCORPORATED
                            Consolidated Statements of Cash Flows
                                        (Unaudited)
                                       (in thousands)


                                                       Six Months Ended
                                                           June 30,
                                                      1996            1995
                                                   ----------      ----------
OPERATING ACTIVITIES
Net loss                                       $     (17,120)    $    (47,297)
Adjustments to reconcile net loss
  to net cash used by operating activities:
     Depreciation and amortization                     1,914              945
     Amortization of notes receivable from
       officers and employees                            129              131
     Write-off of in process technology                -- --           19,869
     Amortization of deferred compensation
       and consulting fees                               254              365
     Accretion of debt discount                        1,337              317
     Receipt of Company Stock for milestone
       revenue payment                                  (438)           -- --
     Change in operating assets and liabilities:
       Other current assets                             (207)             801
       Receivable from a related party                   308             (363)
       Accounts payable and accrued liabilities       (2,584)              20
       Deferred revenue                                 (594)            (311)
                                                    ----------       ----------
Net cash used in operating activities                (17,001)         (25,523)

INVESTING ACTIVITIES
Purchase of short-term investments                   (35,127)          (1,342)
Proceeds from short-term investments                  43,352           16,560
Increase in notes receivable from officers
 and employees                                          (180)            (110)
Increase in deposits and other assets                  -- --             (211)
Decrease in deposits and other assets                     64               32
Purchase of property and equipment                      (252)            (272)
Investment in joint venture                            -- --             (815)
Net cash acquired in Glycomed acquisition              -- --           10,225
                                                   ----------       ----------
Net cash provided by investing activities               7,857          24,067

FINANCING ACTIVITIES
Principal payments on obligations under capital
    leases and  equipment notes payable                (1,039)           (689)
Net change in restricted cash                           3,013          (1,795)
Net proceeds from sale of common stock                  2,435          10,212
                                                   ----------      -----------
Net cash provided by financing activities               4,409           7,728
                                                    ----------     -----------
Net increase (decrease) in cash and cash equivalents   (4,735)          6,272
Cash and cash equivalents at beginning of period       15,963           7,628
                                                    ----------     ----------
Cash and cash equivalents at end of period          $  11,228      $   13,900
                                                    ==========     ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid                                       $   2,742      $      504
Acquisition of short-term investments from
    Glycomed merger                                     -- --          41,983
Acquisition of restricted cash from Glycomed merger     -- --           4,715

SUPPLEMENTAL SCHEDULE OF NON-CASH
    INVESTING AND FINANCING ACTIVITIES:
Additions to obligations under capital leases      $    1,313     $     2,781
Warrant subscription receivable issued
    with ALRT offering                             $    -- --     $     5,850
Stock issued from Glycomed merger                  $    -- --     $    41,959

                                            5

                    LIGAND PHARMACEUTICALS INCORPORATED
                 Notes to Consolidated Financial Statements
                               (Unaudited)

                              June 30, 1996
1.  BASIS OF PRESENTATION

The consolidated financial statements of Ligand Pharmaceuticals Incorporated (the "Company") for the six months ended June 30, 1996 and 1995 are unaudited. These financial statements reflect all adjustments, consisting of only normal recurring adjustments which, in the opinion of management, are necessary to fairly present the consolidated financial position as of June 30, 1996 and the consolidated results of operations for the three and six months ended June 30, 1996 and 1995. The results of operations for the periods ended June 30, 1996 are not necessarily indicative of the results to be expected for the year ending December 31, 1996. For more complete financial information, these financial statements, and the notes thereto, should be read in conjunction with the consolidated audited financial statements for the year ended
December 31, 1995 included in the Ligand Pharmaceuticals
Incorporated Form 10-K filed with the Securities and Exchange
Commission.

In October 1995, the Financial Accounting Standards Board ("FASB") issued SFAS 123, "Accounting for Stock-Based Compensation", effective for fiscal years beginning after December 15, 1995. SFAS 123 establishes and encourages the use of the fair value based method of accounting for stock-based compensation arrangements, under which compensation cost is determined using the fair value of stock-based compensation, determined as of the grant date, and is recognized over the periods in which the related services are rendered. The statement also permits companies to elect to continue using the current implicit value accounting method specified in Accounting Principles Board (ABP) Opinion No. 25 to account for stock-based compensation. The Company has elected to retain its current implicit value based method, and will be required to disclose the pro forma effect of using the fair value based method to account for its employee stock-based compensation. Pro-forma disclosures reflecting the effects of the fair value method are not required for interim financial statements.

In March 1995, the FASB issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires impairment losses to be recorded on longlived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company adopted Statement 121 in the first quarter of 1996 and such adoption has had no effect on the Company's financial position and results of operations.

2.  ALLERGAN LIGAND RETINOID THERAPEUTICS, INC.

On June 30, 1992, the Company entered into agreements with Allergan, Inc. ("Allergan") whereby the Allergan-Ligand Joint Venture (the "Joint Venture") was established to research, develop, license and commercialize products related to the use of intracellular receptors in the treatment of certain diseases and disorders.

In December 1994, the Company and Allergan, formed Allergan Ligand Retinoid Therapeutics, Inc. ("ALRT") to continue the research and development activities previously conducted by the Joint Venture.
In June 1995, the Company and ALRT completed a public offering of 3,250,000 units (the "Units") with aggregate proceeds of $32.5 million (the "ALRT Offering") and cash contributions by Allergan and the Company of $50.0 million and $17.5 million, respectively, providing for net proceeds of $94.3 million for retinoid product research and development. Each Unit consisted of one share of ALRT's callable Common Stock and two warrants, each warrant entitling the holder to purchase one share of the Common Stock of the Company. Immediately prior to the consummation of the ALRT
Offering on June 3, 1995, Allergan Pharmaceuticals (Ireland) Ltd.,
Inc. made a $6.0 million investmentin the Company's Common Stock.
The Company's $17.5 million cash contribution resulted in a one-time charge to operations. The Company also recorded a warrant subscription receivable and corresponding increase in paid-in capital of $5.9 million pursuant to the ALRT Offering. During the first six months of 1996, $806,000 of the proceeds received from ALRT were applied to the warrant subscription receivable. In conjunction with the consummation of the ALRT Offering, all rights held by the Joint
Venture were licensed to ALRT. The Company, Allergan and ALRT entered into various agreements in connection with the funding of ALRT. After June 3, 1995, cash received from ALRT pursuant to the agreements was prorated between contract revenue and the warrant subscription receivable based on their respective values.
Contributions made by the Company to the Joint Venture related to the period from January 1, 1995, through June 30, 1995 were retroactively reimbursed by ALRT and previous equity losses recognized for the six month period from the Joint Venture operations were reversed.

3.  MERGER WITH GLYCOMED

In May 1995, Glycomed Incorporated ("Glycomed") became a wholly-owned subsidiary of the Company pursuant to the merger of a subsidiary of the Company with and into Glycomed ("the Merger"). Glycomed is a biopharmaceutical company conducting research and development of pharmaceuticals based on biological activities of complex carbohydrates. Each outstanding share of Glycomed Common Stock was converted into 0.5301 shares of Common Stock, resulting in the issuance of 6,942,911 shares of the Common Stock to Glycomed shareholders. The Merger was accounted for using the purchase method of accounting. The excess of the purchase price over the fair value of the net assets acquired was allocated to in-process technology and was written off, resulting in a one time non-cash charge to results of operations of approximately $20.0 million.
The results of operations of Glycomed are included in the Company's consolidated results of operations from the date of the Merger.

4.  PFIZER INC. LITIGATION

In December 1994, the Company filed suit against Pfizer Inc. ("Pfizer") in the Superior Court of California in San Diego County for breach of contract and for a declaration of future rights as they relate to droloxifene, a compound upon which the Company performed work at Pfizer's request during a collaboration between Pfizer and the Company to develop drugs in the field of osteoporosis. Droloxifene is an estrogen antagonist/partial agonist with potential indications in the treatment of osteoporosis and breast cancer as well as other applications. The Company and Pfizer entered into a settlement agreement with respect to the lawsuit in April 1996. Under the terms of the settlement agreement, the Company is entitled to receive milestone payments if Pfizer continues development, and royalties if Pfizer commercializes droloxifene. At the option of either party, milestone and royalty payments owed to the Company can be satisfied by Pfizer transferring to the Company shares of the Company's Common Stock previously purchased by Pfizer, at an exchange ratio of $12.375 per share. In May 1996, Pfizer transferred to the Company 28,272 shares of the Company's Common Stock for milestone payments which resulted in revenues of $438,000. According to recent announcements by Pfizer, droloxifene has entered Phase II clinical trials for osteoporosis and Phase III clinical trials for breast cancer.

PART I.  FINANCIAL INFORMATION
ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Since January 1989, the Company has devoted substantially all of its resources to its intracellular receptor and Signal Transducers and Activators of Transcription drug discovery and development programs. The Company has been unprofitable since its inception and expects to incur substantial additional operating losses for the next several years, due to continued requirements for research and development, preclinical testing, regulatory activities, establishment of manufacturing processes and a sales and marketing capabilities. The Company expects that losses will fluctuate from quarter to quarter as a result of differences in the timing of expenses incurred and the revenues earned from collaborative arrangements. Some of these fluctuations may be significant. As of June 30, 1996, the Company's accumulated deficit was $157.4 million.

In May 1995, Glycomed Incorporated ("Glycomed") became into a wholly owned subsidiary of the Company pursuant to the merger of a subsidiary of the Company with and into Glycomed ("the Merger"). Glycomed is a biopharmaceutical company conducting research and development of pharmaceuticals based on biological activities of complex carbohydrates. Each outstanding share of Glycomed Common Stock was converted into 0.5301 shares of Common Stock, resulting in the issuance of 6,942,911 shares of the Common Stock to Glycomed shareholders. The Merger was accounted for using the purchase method of accounting. The excess of the purchase price over the fair value of the net assets acquired was allocated to in-process technology and was written off, resulting in a one time non-cash charge to operations of approximately $20.0 million. The results of operations of Glycomed are included in the Company's results of operations from the date of the Merger.

In December 1994, the Company and Allergan, Inc. ("Allergan") formed Allergan Ligand Retinoid Therapeutics, Inc. ("ALRT") to continue the research and development activities previously conducted by the Allergan Ligand Joint Venture (the "Joint
Venture"). In June 1995, the Company and ALRT completed a public offering of 3,250,000 units (the "Units") with aggregate proceeds of $32.5 million ( the "ALRT Offering") and cash contributions by Allergan and the Company of $50.0 million and $17.5 million, respectively, providing for net proceeds of $94.3 million for retinoid product research and development. Each Unit consisted of one share of ALRT's callable Common Stock and two warrants, each warrant entitling the holder to purchase one share of the Common
Stock of the Company. Immediately prior to the consummation of the ALRT Offering on June 3, 1995, Allergan Pharmaceuticals (Ireland)
Ltd., Inc. made a $6.0 million investment in the Company's Common
Stock. The Company's $17.5 million cash contribution resulted in a one-time charge to operations. The Company also recorded a warrant subscription receivable and corresponding increase in paid-in capital of $5.9 million pursuant to the ALRT Offering. During the first six months of 1996, $806,000 of the proceeds received from ALRT were applied to the warrant subscription receivable. In conjunction with the consummation of the ALRT Offering, all rights held by the Joint
Venture were licensed to ALRT. The Company, Allergan and ALRT entered into various agreements in connection with the funding of ALRT. After June 3, 1995, cash received from ALRT pursuant to the agreements was prorated between contract revenue and the warrant subscription receivable based on their respective values.
Contributions made by the Company to the Joint Venture related to the period from January 1, 1995, through June 30, 1995 were retroactively reimbursed by ALRT and previous equity losses recognized for the six month period from the Joint Venture operations were reversed.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1996 ("1996"), COMPARED WITH THREE
MONTHS ENDED JUNE 30, 1995 ("1995")

The Company had revenues of $8.5 million for 1996 compared to revenues of $5.4 million for 1995. The increase in revenues is due to an expanded and amended research and development agreement entered into in January 1996 with Wyeth-Ayerst Laboratories, the pharmaceutical division of American Home Products Corporation ("AHP") (which began in September 1994), a full quarter effect of the collaborative research agreement with Sankyo Company, Ltd. ("Sankyo") (which became effective the date of the Merger), and increased revenue from ALRT. Revenues in 1996 were derived from the Company's research and development agreements with (i) ALRT of $4.0 million, (ii) AHP of $1.5 million, (iii) Abbott Laboratories ("Abbott") of $725,000, (iv) Sankyo of $666,000, (v) SmithKline Beecham Corporation ("SmithKline") of $596,000, (vi) Glaxo-Wellcome plc ("Glaxo") of $514,000, as well as from milestone revenue from Pfizer Inc. ("Pfizer") of $438,000 and product sales of Ligand (Canada) inlicensed products of $60,000. Revenues in 1995 were derived from the Company's research and development agreements with
(i) ALRT of $2.3 million, (ii) AHP of $1.0 million, (iii) Abbott of

$625,000, (iv) SmithKline of $608,000, (v) Glaxo $544,000, (vi)
Sankyo of $311,000 and from product sales of Ligand (Canada) in-licensed products of $36,000.

For 1996, research and development expenses increased to $14.8 million from $9.1 million in 1995. These expenses increased primarily due to expansion of the Company's research and development programs, additions of research and development personnel, and inclusion of the cost of Glycomed's operations for a full quarter in 1996. Selling, general and administrative expenses increased to $2.6 million in 1996 from $2.1 million in 1995. The increase was primarily due to the expansion of the Company's sales and marketing activities, additions to personnel to support expanded research and development programs, and legal expenses related to the Pfizer litigation. Interest income increased to $902,000 in 1996 from $726,000 in 1995. The increase in interest income was a result of an increase in cash balances due to the Merger, increased research revenues, and additional equity investments, offset by net usage of cash to support expansion activities. Interest expense increased to $2.1 million in 1996 from $926,000 in 1995. The increase was primarily due to interest required under Glycomed's Convertible Subordinated Debentures ("Debentures"), accretion of debt discount of the Debentures and additional capital lease obligations used to finance equipment.
The 1995 equity gain in operations of the Joint Venture of $1.8 million was due to the dissolution of the Joint Venture and the reversal of losses recognized in the Joint Venture from January 1995.

One time charges of $19.9 million and $17.5 million were incurred in 1995 due to the Merger and the ALRT Offering respectively.

SIX MONTHS ENDED JUNE 30, 1996 ("1996"), COMPARED WITH SIX MONTHS
ENDED JUNE 30, 1995 ("1995")

The Company had revenues of $17.3 million for 1996 compared to revenues of $10.0 million for 1995. The increase in revenues is due to the, new, expanded and amended collaborative agreements previously discussed, a full six-month effect of the collaboration with SmithKline (which began in February 1995), and increased revenue from ALRT. Revenues in 1996 were derived from the Company's research and development agreements with (i) ALRT of $7.3 million, (ii) AHP of $4.4 million, (iii) Abbott of $1.4 million,
(iv) Sankyo of $1.4 million, (v) SmithKline of $1.2 million, (vi) Glaxo of $1.1 million, as well as from milestone revenue from Pfizer of $438,000, and product sales of Ligand (Canada) in-licensed products, of $118,000. Revenues in 1995 were derived from the Company's research and development agreements with (i) ALRT of $4.4 million, (ii) AHP of $2.0 million, (iii) Glaxo of $1.1 million
(iv) Abbott of $1.2 million, (v) SmithKline of $910,000, (vi) Sankyo of $311,000 and from products sales of Ligand (Canada) in-licensed product of $36,000.

For 1996, research and development expenses increased to $27.1 million from $16.0 million in 1995. These expenses increased primarily due to expansion of the Company's research and development programs, additions of research and development personnel, and inclusion of the cost of Glycomed's operations for a full six months in 1996. Selling, general and administrative expenses increased to $5.2 million in 1996 from $3.8 million in 1995. The increase was primarily attributable to legal expenses related to the Pfizer litigation, expansion of the Company's sales and marketing activities, and additions to personnel to support expanded research and development programs. Interest income increased to $2.0 million in 1996 from $1.2 million in 1995. The increase in interest income was a result of an increase in cash balances due to the Merger, increased research revenues and additional equity investments, offset by net usage of cash to support expansion activities. Interest expense increased to $4.1 million in 1996 from $1.3 million in 1995. The increase was primarily due to interest required under the Debentures, accretion of debt discount of the Debentures and additional capital lease obligations used to finance equipment.

One time charges of $19.9 million and $17.5 million were incurred in 1995 due to the Merger and the ALRT Offering respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations through private and public offerings of its equity securities, collaborative research revenues, capital and operating lease transactions, issuance of convertible notes, product sales and investment income. From inception through June 1996, the Company has raised $121.2 million from sales of equity securities: $43.0 million from the Company's initial public offering in November 1992 (of which $7.5 million was provided by the Company's collaborators) and an aggregate of $78.2 million from private placements (of which $64 million was provided by the Company's collaborators, $11.4 million was provided through venture capital financing and $2.8 million was provided by other investors).

As of June 30, 1996, the Company had acquired an aggregate of $17.1 million in laboratory and office equipment, and $3.8 million in tenant improvements, substantially all of which has been funded through capital lease and equipment note obligations and which includes laboratory and office equipment acquired in the Merger.
In addition, the Company leases its office and laboratory facilities under operating leases. In July 1994, the Company entered into a twenty-year lease related to the construction of a new laboratory facility, which was completed and occupied in August 1995. In May 1996, the Company signed a master lease agreement to finance future capital equipment up to $2.5 million.

Working capital decreased to $46.8 million as of June 30, 1996, from $57.3 million at the end of 1995. The decrease in working capital resulted from an increase in cash from collaborative research agreements, offset by an increase in research and development program expenses, the related increase in selling, general and administrative expenses as described above, semi-annual interest payments due on the Debentures and interest paid on the convertible note. For the same reasons, cash and cash equivalents, short-term investments, and restricted cash decreased to $60.4 million at June 30, 1996 from $76.9 million at December 31, 1995. The Company primarily invests its cash in United States government and investment grade corporate debt securities.

The Company believes that its available cash, cash equivalents, marketable securities and existing sources of funding will be adequate to satisfy its capital requirements through 1998. The Company's future capital requirements will depend on many factors, the pace of scientific progress in research and development programs, the magnitude of these programs, the scope and results of preclinical testing and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims, competing technological and market developments, the ability to establish additional collaborations, changes in the existing collaborations, the cost of manufacturing scale-up and the effectiveness of the Company's commercialization activities.


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

The Company believes that patents and other proprietary rights are important to its business. The Company's policy is to file patent applications to protect technology, inventions and improvements to its inventions that are considered important to the development of its business. The patent positions of pharmaceutical and biotechnology firms, including the Company, are uncertain and involve complex legal and technical questions for which important legal principles are largely unresolved.

While the Company believes that its current collaborators have sufficient economic motivation to continue their funding and development efforts under these collaborations, there can be no assurance that these collaborations will continue or be performed by the parties or that they will be successful.

PART II.   OTHER INFORMATION

ITEM 1     LEGAL PROCEEDINGS

In December 1994, Ligand filed suit against Pfizer in the Superior Court of California in San Diego County for breach of contract and for a declaration of future rights as they relate to droloxifene, a compound upon which the Company performed work at Pfizer's request during a collaboration between Pfizer and the Company to develop drugs in the field of osteoporosis. Droloxifene is an estrogen antagonist/partial agonist with potential indications in the treatment of osteoporosis and breast cancer as well as other applications. The Company and Pfizer entered into a settlement agreement with respect to the lawsuit in April 1996. Under the terms of the settlement agreement, the Company is entitled to receive milestone payments if Pfizer continues development, and royalties if Pfizer commercializes droloxifene. At the option of either party, milestone and royalty payments owed to the Company can be satisfied by Pfizer transferring to the Company shares of the Company's Common Stock previously purchased by Pfizer, an exchange ratio of $12.375 per share. According to recent announcements by Pfizer, droloxifene has entered Phase II clinical trials for osteoporosis and Phase III clinical trials for breast cancer.


ITEM 4    SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS
The Company's Annual Meeting of Stockholders was held on May 21,
1996.  The following elections and proposals were approved at the
Company's Annual Meeting:
                                   Votes   Votes   Votes     Votes       Broker
                                    For   Against  Withheld  Abstaining  Nonvote
1. Election of a Board of
   Directors.  The total number
   of votes cast for, or
   withheld for each nominee
   was as follows:

   Henry F. Blissenbach        21,410,367 -- --    1,542,958   -- --    -- --
   Alexander D. Cross, Ph.D.   21,410,367 -- --    1,542,958   -- --    -- --
   John Groom                  21,412,622 -- --    1,540,703   -- --    -- --
   Irving S. Johnson, Ph.D.    21,409,502 -- --    1,543,823   -- --    -- --
   David E. Robinson           21,361,654 -- --    1,591,671   -- --    -- --
   William C. Shepherd         21,412,172 -- --    1,541,153   -- --    -- --

2. Amendment of 1992 Stock
   Option/Stock Issuance Plan
   to increase the authorized
   number of shares of Common
   Stock from 5,628,457 to
   6,428,457                  18,311,193 3,709,437 5,102,347    67,749  864,946

3. Amendment of the 1992
   Employee Stock Purchase
   Plan, to increase the
   authorized number of
   shares of Common Stock
   available for issuance
   under such plan from
   141,500 to 166,500.       20,861,563 1,331,881  5,102,347    66,592  693,289

4. Ratification of the
   appointment of Ernst &
   Young  LLP as the
   independent auditors for
   the fiscal year ending
   December 31, 1996.       22,899,828    22,143   5,102,347    31,354    -- --

ITEM 6 (A)  EXHIBITS

Exhibit 10.149    Successor Employment Agreement, signed May 1,
                  1996, between the Company and David E. Robinson.

Exhibit 10.150 Master Lease Agreement, signed May 30, 1996,between the Company and USL Capital Corporation.

Exhibit 10.151(1) Settlement Agreement and Mutual Release of all Claims,
                  signed April 20, 1996 between the Company and Pfizer Inc.
                 (with certain confidential portions omitted).

Exhibit 10.152(1) Letter Amendment to Abbott Agreement dated, March 14, 1996, between the Company and Abbott Laboratories(with certain
                  confidential portions omitted).

ITEM 6 (B)  REPORTS ON FORMS 8-K

None.






(1) Certain confidential portions of the Exhibit were omitted by means of blacking out the text (the "Mark"). This Exhibit has been filed separately with the Secretary of the Commission without the Mark pursuant to the Company's Application Requesting Confidential Treatment under Rule 406 under the Securities Act of 1933, as amended.

                            LIGAND PHARMACEUTICALS INCORPORATED

                                     June 30, 1996




                                       SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Ligand Pharmaceuticals Incorporated


Date: August 14, 1996                    By /s/Paul V. Maier
     -----------------------------      -----------------------------------
                                        Paul V. Maier
                                        Vice President and Chief Financial
                                        Officer