Form 10-Q
period 1996-09-30
LIGAND PHARMACEUTICALS INC
filed 1996-11-14
CIK 886163

UNITED STATES
     SECURITIES AND EXCHANGE COMMISSION
            Washington, D.C.  20549
                  FORM 10-Q

 Mark One
[ X ]   Quarterly Report Pursuant to Section 13 or 15 (d) of
              the Securities Exchange Act of 1934

        For the quarterly period ended September 30, l996 or

[   ]   Transition Report Pursuant to Section 13 or 15(d) of
              the Securities Exchange Act of 1934


For the Transition Period From ___ to ___.    Commission File
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

    As of September 30, 1996 the registrant had 28,476,394 shares of Common Stock outstanding.

             LIGAND PHARMACEUTICALS INCORPORATED
                       QUARTERLY REPORT

                          FORM 10-Q


                       TABLE OF CONTENTS


COVER PAGE                                                                   1


TABLE OF CONTENTS                                                            2


PART I.  FINANCIAL INFORMATION

    ITEM 1.  Financial Statements

    Consolidated Balance Sheets as of September 30, 1996
    and December 31, 1995                                                    3

    Consolidated Statements of Operations for the three
    and nine months ended September 30, l996 and 1995                        4

    Consolidated Statements of Cash Flows for the nine
    months ended September 30, l996 and 1995                                 5

    Notes to Consolidated Financial Statements                               6

    ITEM 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations                   9


PART II.  OTHER INFORMATION

    ITEM 1.  Legal Proceedings                                              13

    ITEM 2.  Changes in Securities                                           *

    ITEM 3.  Defaults upon Senior Securities                                 *

    ITEM 4.  Submission of Matters to a Vote of Security
             Holders                                                         *

    ITEM 5.  Other Information                                               *

    ITEM 6.  Exhibits and Reports on Form 8-K                               13


SIGNATURE                                                                   14


* No information provided due to inapplicability of item.


PART I.   FINANCIAL INFORMATION
ITEM 1    FINANCIAL STATEMENTS

                   LIGAND PHARMACEUTICALS INCORPORATED
                     Consolidated Balance Sheets
                  (in thousands, except share data)

                                         September 30,    December 31,
                                             1996            1995
                                          (Unaudited)
                                         ------------      -----------
ASSETS
Current assets:
    Cash and cash equivalents                $  7,014      $  15,963
    Short-term investments                     38,775         54,182
    Receivable from a related party             2,670          2,286
    Other current assets                        2,407            577
                                             ________      __________
          Total current assets                 50,866         73,008
Restricted short-term investments               3,526          6,759
Property and equipment, net                    11,804         12,272
Notes receivable from officers and employees      428            485
Other assets                                      984          1,070
                                             _________     __________
                                             $ 67,608       $ 93,594
                                             =========     ==========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                         $  1,734       $  3,940
    Accrued liabilities                         4,204          6,705
    Deferred revenue                            2,486          2,608
    Current portion of obligations under
      capital leases                            2,651          2,406
                                             _________      __________
          Total current liabilities            11,075         15,659
Long-term obligations under capital leases      8,542          8,585
Convertible subordinated debentures            33,285         31,279
Convertible note                                6,250         10,000
Stockholders' equity:
    Convertible preferred stock, $.001 par value;
      5,000,000 shares authorized; none issued  -- --          -- --
    Common stock, $.001 par value; 80,000,000
       shares authorized; 28,483,797 shares and
       27,800,597 shares issued at September 30,
       l996 and December 31, 1995, respectively    28             28
    Paid-in capital                           177,979        173,452
    Warrant subscription receivable            (3,104)        (4,524)
    Adjustment for unrealized gains (losses)
      on available-for-sale securities           (167)           217
    Accumulated deficit                      (165,814)      (140,281)
    Deferred compensation and consulting fees    (441)          (819)
                                             _________     __________
                                                8,481         28,073
    Less treasury stock, at cost (7,403 shares)   (25)            (2)
                                             _________     __________
          Total stockholders' equity            8,456         28,071
                                             _________     __________
                                             $ 67,608      $  93,594
                                             =========     ==========

SEE ACCOMPANYING NOTES.
                                  3

                   LIGAND PHARMACEUTICALS INCORPORATED
                  Consolidated Statements of Operations
                               (Unaudited)
                    (in thousands, except share data)

                             Three Months Ended      Nine Months Ended
                                September 30,          September 30,
                              1996         1995       1996        1995
                           __________   __________  _________   _________
Revenues:
     Collaborative research and development:
       Related parties     $   5,522    $   3,270   $  12,784    $   7,725
       Unrelated parties       4,529        3,355      14,407        8,832
     Other                        43           16         161           52
                          ___________   ___________  __________  ____________
                              10,094        6,641      27,352       16,609

Costs and expenses:
     Research and development 15,093       12,075      42,174       28,101
     Selling, general and
       administrative          2,106        2,218       7,278        5,987
     Write-off of in-process
       technology              -- --        -- --       -- --       19,869
     ALRT contribution         -- --        -- --       -- --       17,500
                           __________    __________   _________   _________
     Total operating expenses 17,199       14,293      49,452       71,457
                           __________   ___________   _________  __________
 Loss from operations         (7,105)      (7,652)    (22,100)     (54,848)
 Interest income                 730        1,181       2,729        2,373
 Interest expense             (2,039)      (2,040)     (6,162)      (3,333)
                           ---------    -----------   ---------  ----------
         Net loss          $  (8,414)   $  (8,511)  $ (25,533)   $ (55,808)
                           ==========   ==========  ===========  ==========

         Net loss per share $   (.30)   $    (.32)  $    (.91)   $   (2.49)
                          ===========   ==========  ===========  ==========
 Shares used in computing loss
   per share              28,236,688    26,897,430   28,073,231   22,451,336
                         ============  ============ ============ ============



SEE ACCOMPANYING NOTES.






                                  4


                LIGAND PHARMACEUTICALS INCORPORATED
               Consolidated Statements of Cash Flows
                          (Unaudited)
                         (in thousands)
                                                  Nine Months Ended
                                                    September 30,
                                                 1996           1995
                                              ___________    __________
OPERATING ACTIVITIES
Net loss                                     $  (25,533)    $ (55,808)
Adjustments to reconcile net loss to net cash
  used by operating activities:
    Depreciation and amortization                 2,907         1,693
    Amortization of notes receivable from officers
     and employees                                  174           247
    Write-off of in process technology            -- --        19,869
    Amortization of deferred compensation
      and consulting fees                           378           547
    Amortization of warrant subscription
      receivable                                  1,420           854
    Accretion of debt discount                    2,006           985
    Company stock received for milestone revenue (1,320)        -- --
    Change in operating assets and liabilities:
        Other current assets                     (1,830)        1,185
        Receivable from a related party            (384)         (181)
        Accounts payable and accrued liabilities (4,707)       (2,268)
        Deferred revenue                           (122)          315
                                              ___________    __________
Net cash used in operating activities           (27,011)      (32,562)

INVESTING ACTIVITIES
Purchase of short-term investments              (37,486)       (1,746)
Proceeds from short-term investments             52,508        16,029
Increase in notes receivable from officers
  and employees                                    (180)         (110)
Payment of notes receivable from officers
  and employees                                      63         -- --
Increase in deposits and other assets                (2)         (211)
Decrease in deposits and other assets                88           168
Purchase of property and equipment                 (511)          (19)
Investment in joint venture                       -- --          (822)
Net cash acquired in Glycomed acquisition         -- --        10,225
                                              ___________    __________
  Net cash provided by investing activities      14,480        23,514

FINANCING ACTIVITIES
Principal payments on obligations under
  capital leases                                 (1,726)       (1,085)
Net change in restricted cash                     3,233        (1,904)
Net proceeds from sale of common stock            2,075        16,618
                                              ___________    __________
  Net cash provided by financing activities       3,582        13,629
                                              ___________    __________
Net increase (decrease) in cash and
  cash equivalents                               (8,949)        4,581
Cash and cash equivalents at beginning
  of period                                      15,963         7,628
                                              ___________    __________
Cash and cash equivalents at end of period   $    7,014     $  12,209
                                              ===========    ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid                                $    5,292     $   2,984
Acquisition of short-term investments
  from Glycomed merger                            -- --        41,983
Acquisition of restricted cash from
  Glycomed merger                                 -- --         4,715

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Additions to obligations under
  capital leases                             $    1,928     $   7,334
Warrant subscription receivable issued
  with ALRT offering                         $    -- --     $   5,850
Stock issued from Glycomed merger            $    -- --     $  41,959
Conversion of note to common  stock          $    3,750     $   -- --
Retirement of treasury stock                 $    1,320     $   -- --

                                  5

                     LIGAND PHARMACEUTICALS INCORPORATED
                 Notes to Consolidated Financial Statements
                               (Unaudited)

                           September 30, 1996
1.  BASIS OF PRESENTATION

The   consolidated   financial   statements   of   Ligand
Pharmaceuticals Incorporated (the "Company") for the nine
months  ended September 30, 1996 and 1995 are  unaudited.
These   financial  statements  reflect  all  adjustments,
consisting of only normal recurring adjustments which, in
the  opinion  of  management,  are  necessary  to  fairly
present  the  consolidated  financial  position   as   of
September 30, 1996 and the consolidated results of operations for the three and nine months ended September
30, 1996 and 1995. The results of operations for the periods ended September 30, 1996 are not necessarily indicative of the results to be expected for the year ending December 31, 1996. For more complete financial information, these financial statements, and the notes thereto, should be read in conjunction with the audited consolidated financial statements for the year ended
December  31, 1995 included in the Ligand Pharmaceuticals
Incorporated Form 10-K filed with the Securities and Exchange Commission.

In October 1995, the Financial Accounting Standards Board
("FASB")  issued  SFAS 123, "Accounting  for  Stock-Based
Compensation", effective for fiscal years beginning after
December  15, 1995.  SFAS 123 establishes and  encourages
the  use of the fair value based method of accounting for
stock-based   compensation  arrangements,   under   which
compensation cost is determined using the fair  value  of
stock-based  compensation, determined  as  of  the  grant
date,  and  is recognized over the periods in  which  the
related  services  are  rendered.   The  statement   also
permits companies to elect to continue using the current implicit value accounting method specified in Accounting
Principles Board (ABP) Opinion No. 25 to account for stock-based compensation. The Company has decided to retain its current implicit value based method, and will be required to disclose the pro forma effect of using the fair value based method to account for its employee stock-based compensation. Pro forma disclosures reflecting the effects of the fair value method are not required for interim reporting purposes.

In  March  1995,  the  FASB  issued  Statement  No.  121,
"Accounting for the Impairment of Long-Lived  Assets  and
for  Long-Lived Assets to Be Disposed Of," which requires
impairment  losses  to be recorded on  long-lived  assets
used  in  operations when indicators  of  impairment  are
present and the undiscounted cash flows estimated  to  be
generated  by  those  assets are less  than  the  assets'
carrying  amount.   Statement  121  also  addresses   the
accounting for long-lived assets that are expected to be disposed of. The Company adopted Statement 121 in the first quarter of 1996 and such adoption has had no effect on the Company's financial position and results of operations.

2.  ALLERGAN LIGAND RETINOID THERAPEUTICS, INC.

On  June  30,  1992, the Company entered into  agreements
with  Allergan, Inc. ("Allergan") whereby  the  Allergan-
Ligand   Joint   Venture   (the  "Joint   Venture")   was
established    to   research,   develop,   license    and
commercialize   products   related   to   the   use    of
intracellular receptors in the treatment of certain diseases and disorders.

In   December  1994,  the  Company  and  Allergan  formed
Allergan  Ligand Retinoid Therapeutics, Inc. ("ALRT")  to
continue   the   research   and  development   activities
previously conducted by the Joint Venture.  In June 1995,
the  Company  and  ALRT completed a  public  offering  of
3,250,000 units (the "Units") with aggregate proceeds  of
$32.5   million   (the   "ALRT   Offering")   and    cash
contributions  by  Allergan  and  the  Company  of  $50.0
million  and  $17.5 million, respectively, providing  net
proceeds  of $94.3 million for retinoid product  research
and  development.  Each Unit consisted of  one  share  of
ALRT's  callable  common  stock and  two  warrants,  each
warrant entitling the holder to purchase one share of the
common  stock of the Company.  Immediately prior  to  the
consummation  of  the  ALRT Offering  on  June  3,  1995,
Allergan Pharmaceuticals (Ireland) Ltd., Inc. made a $6.0
million  investment in the Company's common  stock.   The
Company's $17.5 million cash contribution resulted  in  a
one-time charge to operations.  The Company also recorded
a   warrant  subscription  receivable  and  corresponding
increase  in paid-in capital of $5.9 million pursuant  to
the  ALRT  Offering.  After June 3, 1995,  cash  received
from  ALRT pursuant to the agreement was prorated between
contract  revenue and the warrant subscription receivable
based  on  their respective values.  For the  year  ended
1995  and for the first nine months of 1996, $1.3 million
and  $1.4  million, respectively, of the revenue proceeds
received   from   ALRT  were  applied  to   the   warrant
subscription   receivable.   In  conjunction   with   the
consummation of the ALRT Offering, all rights held by the
Joint  Venture  were  licensed  to  ALRT.   The  Company,
Allergan and ALRT entered into various agreements in connection with the funding of ALRT.

3.  MERGER WITH GLYCOMED

In  May  1995,  Glycomed  Incorporated  ("Glycomed")  was
merged  into  a  wholly-owned subsidiary of  the  Company
("the  Merger").  Glycomed is a biopharmaceutical company
conducting  research and development  of  pharmaceuticals
based  on biological activities of complex carbohydrates.
Each  outstanding  share  of Glycomed  common  stock  was
converted  into  0.5301 shares of  the  Company's  common
stock,  resulting in the issuance of 6,942,911 shares  of
the common stock to Glycomed shareholders. The Merger was
accounted  for  using the purchase method of  accounting.
The  excess of the purchase price over the fair value  of
the  net  assets  acquired  was allocated  to  in-process
technology and was written off, resulting in a  one  time
non-cash charge to results of operations of approximately
$20.0 million.  The results of operations of Glycomed are
included   in  the  Company's  consolidated  results   of
operations from the date of the Merger.

4.  PFIZER INC. LITIGATION

In  December 1994, the Company filed suit against  Pfizer
Inc.  ("Pfizer") in the Superior Court of  California  in
San  Diego  County  for  breach of  contract  and  for  a
declaration   of   future  rights  as  they   relate   to
droloxifene, a compound upon which the Company  performed
work  at  Pfizer's request during a collaboration between
Pfizer  and the Company to develop drugs in the field  of
osteoporosis.      Droloxifene     is     an     estrogen
antagonist/partial agonist with potential indications  in
the  treatment of osteoporosis and breast cancer as  well
as  other  applications.  The Company and Pfizer  entered
into  a  settlement agreement with respect to the lawsuit
in  April  1996.   Under  the  terms  of  the  settlement
agreement,  the Company is entitled to receive  milestone
payments if Pfizer continues development and royalties if
Pfizer  commercializes droloxifene.   At  the  option  of
either party, milestone and royalty payments owed to  the
Company  can be satisfied by Pfizer transferring  to  the
Company  shares of the Company's common stock  previously
purchased  by Pfizer, at an exchange rate of $12.375  per
share.  To  date, Ligand has received approximately  $1.3
million in milestone payments from Pfizer as a result  of
the   continued   development  of   droloxifene.    These
milestones  were  paid in the form  of  an  aggregate  of
101,011  shares  of common stock which were  subsequently
retired from treasury stock in September 1996.  According
to   recent  announcements  by  Pfizer,  droloxifene  has
entered Phase II clinical trials for osteoporosis and Phase III clinical trials for breast cancer.

5.  CONVERSION OF CONVERTIBLE NOTE

In  August  1996,  the  Company  elected  to  convert  an
aggregate   of   $3.8  million  of  the   $10.0   million
convertible  note  with  Wyeth-Ayerst  Laboratories,  the
pharmaceutical   division  of  American   Home   Products
Corporation, into 374,626 shares of common stock at a conversion price of $10.01 per share.

6.  SHAREHOLDER'S RIGHTS PLAN

In  September  1996,  the Company's  Board  of  Directors
adopted  a preferred shares rights plan (the "Shareholder
Rights  Plan") which provides for a dividend distribution
of one preferred share purchase right (a "Right") on each
outstanding  share  of  the  common  stock.   Each  Right
entitles  stockholders  to buy 1/1000th  of  a  share  of
Ligand  Series  A  Participating Preferred  Stock  at  an
exercise  price  of  $100, subject  to  adjustment.   The
Rights  will become  exercisable following the tenth  day
after  a person or group announces an acquisition of  20%
or more of the common stock, or announces commencement of a tender offer, the consummation of which would result in ownership by the person or group of 20% or more of the common stock. The Company will be entitled to redeem the Rights at $0.01 per Right at any time on or before the earlier of the tenth day following acquisition by a person or group of 20% or more of the common stock and September 13, 2006.

7.  SUBSEQUENT EVENT

In  October 1996, the Company completed a public offering
of  3,162,500 shares of common stock at a price of $12.00
per  share,  for  net  proceeds  of  approximately  $35.3
million.   The following pro forma condensed consolidated
balance  sheet reflects the net proceeds of approximately
$35.3 million from the public offering completed on October 24, 1996 as if it was completed as of September
30, 1996.


                        Condensed Consolidated Balance Sheet
                                 As Reported     Pro Forma
                                 ___________    ___________
ASSETS
  Cash, short-term investments
    and restricted cash          $   49,315     $   84,613
  Other assets                       18,293         18,293
                                 ___________    ___________
                                 $   67,608     $  102,906
                                 ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
  Liabilities                        25,867         25,867
  Convertible subordinated
    debentures                       33,285         33,285
  Stockholder equity                  8,456         43,754
                                 ___________    ___________
                                 $   67,608     $  102,906
                                 ===========    ===========


PART I.  FINANCIAL INFORMATION
ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report contains predictions, estimates and
other forward-looking statements that involve a number of
risks  and uncertainties, including those discussed below
at   "Risks  and  Uncertainties."   While  this   outlook
represents  management's current judgment on  the  future
direction  of  the business, such risks and uncertainties
could cause actual results to differ materially from  any
future   performance   suggested  below.    The   Company
undertakes no obligation to release publicly the results of any revisions to these forward-looking statements to reflect events or circumstances arising after the date hereof.

OVERVIEW

Since January 1989, the Company has devoted substantially
all  of  its resources to its intracellular receptor  and
Signal  Transducers and Activators of Transcription  drug
discovery and development programs. The Company has  been
unprofitable  since its inception and  expects  to  incur
substantial  additional operating  losses  for  the  next
several years, due to continued requirements for research
and    development,   preclinical   testing,   regulatory
activities, establishment of manufacturing processes and sales and marketing capabilities. The Company expects that losses will fluctuate from quarter to quarter as a result of differences in the timing of expenses incurred and the revenues earned from collaborative arrangements.
Some of these fluctuations may be significant. As of September 30, 1996, the Company's accumulated deficit was approximately $165.8 million.

In  May  1995,  Glycomed  Incorporated  ("Glycomed")  was
merged  into  a  wholly-owned subsidiary of  the  Company
("the  Merger").  Glycomed is a biopharmaceutical company
conducting  research and development  of  pharmaceuticals
based  on biological activities of complex carbohydrates.
Each  outstanding  share  of Glycomed  common  stock  was
converted  into  0.5301 shares of  the  Company's  common
stock,  resulting in the issuance of 6,942,911 shares  of
the Company's common stock to Glycomed shareholders.  The
Merger  was  accounted for using the purchase  method  of
accounting.   The excess of the purchase price  over  the
fair value of the net assets acquired was allocated to in-process technology and was written off, resulting in a one time non-cash charge to results of operations of approximately $20.0 million. The results of operations of Glycomed are included in the Company's consolidated results of operations from the date of the Merger.

In   December  1994,  the  Company  and  Allergan,   Inc.
("Allergan")    formed    Allergan    Ligand     Retinoid
Therapeutics, Inc. ("ALRT") to continue the research  and
development  activities  previously  conducted   by   the
Allergan Ligand Joint Venture (the "Joint Venture").   In
June  1995,  the  Company  and ALRT  completed  a  public
offering  of 3,250,000 units (the "Units") with aggregate
proceeds of $32.5 million ( the "ALRT Offering") and cash
contributions  by  Allergan  and  the  Company  of  $50.0
million  and  $17.5 million, respectively, providing  net
proceeds  of $94.3 million for retinoid product  research
and  development.  Each Unit consisted of  one  share  of
ALRT's  callable  common  stock and  two  warrants,  each
warrant entitling the holder to purchase one share of the
common  stock of the Company.  Immediately prior  to  the
consummation  of  the  ALRT Offering  on  June  3,  1995,
Allergan Pharmaceuticals (Ireland) Ltd., Inc. made a $6.0
million  investment in the Company's common  stock.   The
Company's $17.5 million cash contribution resulted  in  a
one-time charge to operations.  The Company also recorded
a   warrant  subscription  receivable  and  corresponding
increase  in paid-in capital of $5.9 million pursuant  to
the  ALRT  Offering.  After June 3, 1995,  cash  received
from  ALRT pursuant to the agreement was prorated between
contract  revenue and the warrant subscription receivable
based  on  their respective values.  For the  year  ended
1995  and for the first nine months of 1996, $1.3 million
and  $1.4  million, respectively, of the revenue proceeds
received   from   ALRT  were  applied  to   the   warrant
subscription   receivable.   In  conjunction   with   the
consummation of the ALRT Offering, all rights held by the
Joint  Venture  were  licensed  to  ALRT.   The  Company,
Allergan and ALRT entered into various agreements in connection with the funding of ALRT.


RESULTS OF OPERATIONS

Three Months Ended September 30, 1996 ("1996"), Compared with Three Months Ended September 30, 1995 ("1995")

The  Company  had  revenues of  $10.1  million  for  1996
compared to revenues of $6.6 million for 1995. The increase in revenues is primarily due to increased revenues from ALRT, milestone revenues from Pfizer Inc.
("Pfizer"), and increased revenues under an expanded and amended research and development agreement entered into in January 1996 (which began in September 1994) with
Wyeth-Ayerst Laboratories, the pharmaceutical division of American Home Products Corporation

("AHP").  Revenues  in 1996
were  derived  from  the  Company's  research   and
development  agreements with (i) ALRT  of  $5.5  million,
(ii)  AHP  of  $1.2  million, (iii) Sankyo  Company  Ltd.
("Sankyo")   of   $692,000,   (iv)   SmithKline   Beecham
Corporation  ("SmithKline  Beecham")  of  $588,000,   (v)
Abbott  Laboratories ("Abbott") of $540,000, (vi)  Glaxo-
Wellcome plc ("Glaxo") of $518,000, as well as from milestone revenues from Pfizer of $883,000, product sales of Ligand (Canada) in-licensed products of $43,000 and revenues from a National Institute of Health ("NIH") grant of $99,000. Revenues in 1995 were derived from the Company's research and development agreements with (i)
ALRT of $3.2 million, (ii) AHP of $958,000, (iii) Abbott of $666,000, (iv) Sankyo of $666,000, (v) SmithKline
Beecham of $576,000, (vi) Glaxo $490,000, and from product sales of Ligand (Canada) in-licensed products of $16,000.

For 1996, research and development expenses increased  to
$15.1  million from $12.1 million in 1995. These expenses
increased  primarily due to expansion  of  the  Company's
clinical  and development programs, and related additions
of  clinical and development personnel.  Selling, general
and administrative expenses decreased to $2.1 million  in
1996  from  $2.2  million  in  1995.  The  decrease   was
primarily due to the reduction of legal expenses in  1996
related to the Pfizer litigation, offset by additions  to
personnel   to  support  expanded  sales  and   marketing
activities  and  development programs.   Interest  income
decreased to $730,000 in 1996 from $1.2 million in  1995.
The  decrease  in  interest income  was  a  result  of  a
reduction  in cash available for investment  due  to  the
usage   of   cash  to  support  expanded   clinical   and
development  activities  offset  by  increased   research
revenues.  Interest expense was $2.0 million in 1996  and
in   1995,  and  consisted  of  interest  required  under
Glycomed's     Convertible    Subordinated     Debentures
("Debentures"), accretion of debt discount under the Debentures, and capital lease obligations used to finance equipment.

Nine Months Ended September 30, 1996 ("1996"), Compared with Nine Months Ended September 30, 1995 ("1995")

The  Company  had  revenues of  $27.4  million  for  1996
compared  to  revenues of $16.6 million  for  1995.   The
increase  in  revenues is due to increased revenues  from
ALRT,  milestone revenues from Pfizer, increased revenues
under  a new expanded and amended collaborative agreement
previously discussed and a full nine-month effect of  the
collaboration  with  Sankyo (which became  effective  the
date  of the Merger).  Revenues in 1996 were derived from
the  Company's  research and development agreements  with
(i)  ALRT  of  $12.8 million, (ii) AHP of  $5.6  million,
(iii)  Sankyo  of  $2.1  million,  (iv)  Abbott  of  $2.0
million,  (v)  SmithKline Beecham of $1.8  million,  (vi)
Glaxo of $1.6 million, as well as from milestone revenues from Pfizer of $1.3 million, product sales of Ligand
(Canada) in-licensed products, of $161,000, and revenues from an NIH Grant of $99,000. Revenues in 1995 were derived from the Company's research and development agreements with (i) ALRT of $7.7 million, (ii) AHP of $3.0 million, (iii) Abbott of $1.8 million, (iv) Glaxo of
$1.6  million,  (v) SmithKline Beecham of  $1.5  million,
(vi) Sankyo of $978,000 and from products sales of Ligand
(Canada) in-licensed products of $52,000.

For 1996, research and development expenses increased  to
$42.2  million from $28.1 million in 1995. These expenses
increased due to expansion of the Company's clinical  and
development programs, additions of research, clinical and
development  personnel,  and inclusion  of  the  cost  of
Glycomed's  operations for a full nine  months  in  1996.
Selling, general and administrative expenses increased to
$7.3  million  in  1996 from $6.0 million  in  1995.  The
increase was due to expansion of the Company's sales  and
marketing  activities  and  additions  to  personnel   to
support   expanded  clinical  and  development  programs.
Interest  income increased to $2.7 million in  1996  from
$2.4 million in 1995. The increase in interest income was
a  result  of a full nine month effect of increased  cash
due  to  the Merger with Glycomed and increased  research
revenues offset by net usage of cash to support expansion
activities. Interest expense increased to $6.2 million in
1996  from  $3.3  million  in  1995.   The  increase  was
primarily  due to interest required under the Debentures,
accretion   of  debt  discount  of  the  Debentures   and
additional capital lease obligations used to finance equipment.

One time charges of $19.9 million and $17.5 million were incurred in 1995 due to the Merger and the ALRT Offering respectively.

LIQUIDITY AND CAPITAL RESOURCES

The  Company has financed its operations through  private
and   public   offerings   of  its   equity   securities,
collaborative  research revenues, capital  and  operating
lease   transactions,  issuance  of  convertible   notes,
product  sales  and  investment income.   From  inception
through  September  1996, the Company has  raised  $121.6
million from sales of equity securities: $43.0 million from the Company's initial public offering in November
1992 (of which $7.5 million was provided by the Company's collaborators) and an aggregate of $78.6 million from private placements (of which $64 million was provided by the Company's collaborators, $11.4 million was provided through venture capital financing and $3.2 million was provided by other investors and the exercise of options and warrants).

In  October 1996, the Company completed a public offering
of  3,162,500 shares of common stock at a price of $12.00
per   share  for  net  proceeds  of  approximately  $35.3
million.

As  of  September 30, 1996, the Company had  acquired  an
aggregate  of  $18.0  million in  laboratory  and  office
equipment,  and  $3.8  million  in  tenant  improvements,
substantially  all  of  which  has  been  funded  through
capital  lease and equipment note obligations  and  which
also includes laboratory and office equipment acquired in
the  Merger.  In addition, the Company leases its  office
and  laboratory  facilities under operating  leases.   In
July 1994, the Company entered into a twenty-year lease related to the construction of a new laboratory facility, which was completed and occupied in August 1995. In May
1996, the Company signed a master lease agreement to finance future capital equipment up to $2.5 million.

Working  capital  decreased  to  $39.8  million   as   of
September  30,  1996, from $57.3 million at  the  end  of
1995.  The decrease in working capital resulted  from  an
increase  in cash from collaborative research agreements,
offset by an increase in research and development program
expenses,   the  inclusion  of  the  cost  of  Glycomed's
operations for the full nine months of 1996, the  related
increase  in selling, general and administrative expenses
as  described above, semi-annual interest payments due on
the Debentures and interest paid on the convertible note.
For  the same reasons, cash and cash equivalents,  short-
term  investments, and restricted cash decreased to $49.3
million  at  September 30, 1996 from  $76.9   million  at
December 31, 1995. The Company primarily invests its cash in United States government and investment grade corporate debt securities.

The  Company  believes  that  its  available  cash,  cash
equivalents,  marketable securities and existing  sources
of  funding,  in  addition to the  net  proceeds  of  the
offering  completed in October 1996, will be adequate  to
satisfy  its  anticipated  capital  requirements  through
1999,  assuming the Company does not exercise  either  an
option  to  acquire  certain assets related  to  Panretin
(ALRT1057)  Oral and Panretin (ALRT1057)  Topical  or  an
option  to acquire all of the outstanding shares of  ALRT
callable common stock (the "ALRT Stock Purchase Option").
The  Company  has  made no determination  concerning  the
exercise of either the ALRT1057 Option or the ALRT  Stock
Purchase    Option.   The   Company's   future    capital
requirements  will depend on many factors, including  the
pace  of  scientific progress in research and development
programs, the magnitude of these programs, the scope  and
results  of preclinical testing and clinical trials,  the
time   and   costs   involved  in  obtaining   regulatory
approvals,  the  costs  involved  in  preparing,  filing,
prosecuting,  maintaining  and enforcing  patent  claims,
competing  technological  and  market  developments,  the
ability  to establish additional collaborations,  changes
in the existing collaborations, the cost of manufacturing
scale-up   and   the  effectiveness  of   the   Company's
commercialization activities.




RISKS AND UNCERTAINTIES

The Company's potential products are in various stages of
development.  Substantially all of the Company's revenues
to   date  have  been  derived  from  its  research   and
development    agreements   with   major   pharmaceutical
collaborators.  Prior to generating product revenues from
these  potential products, the Company must complete  the
development of its products, including several  years  of
human  clinical testing, and receive regulatory approvals
prior to selling these products in the human health  care
market.   No  assurance can be given that  the  Company's
products   will  be  successfully  developed,  regulatory
approvals  will  be  granted, or  patient  and  physician
acceptance of these products will be achieved. There  can
be   no   assurance   that   Ligand   will   successfully
commercialize, manufacture or market its products or ever achieve or sustain product revenues or profitability.

To  market any of its products directly, the Company will
need   to  develop  a  marketing  and  sales  force  with
technical   expertise  and  distribution  capability   or
contract  with  other pharmaceutical and/or  health  care
companies  with  distribution systems  and  direct  sales
forces.  There can be no assurance that the Company  will
be  able  to  establish  direct  or  indirect  sales  and
distribution  capabilities or be  successful  in  gaining
market  acceptance for proprietary products or for  other
products.   To  the extent the Company  enters  into  co-
promotion or other licensing arrangements, any revenues received by the Company will be dependent on the efforts of third parties, and there can be no assurance that any such efforts will be successful.

The  Company faces those risks associated with  companies
whose  products  are  in various stages  of  development.
These risks include, among others, the Company's need for
additional   financing  to  complete  its  research   and
development  programs and commercialize its technologies.
The  Company  expects  to  incur  substantial  additional
research  and  development expenses, including  continued
increases  in personnel and costs related to  preclinical
testing, clinical trials and sales and marketing expenses
related  to product sales in Canada.  The Company intends
to   seek  additional  funding  sources  of  capital  and
liquidity     through     collaborative     arrangements,
collaborative research or through public or private financing. There is no assurance such financing will be available to the Company when required or that such financing would be available under favorable terms.

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

PART II.    OTHER INFORMATION

ITEM 1      LEGAL PROCEEDINGS

For    more   complete   information   regarding    legal
proceedings, see June 30, 1996 Form 10Q filed with the Securities and Exchange Commission.



ITEM 6 (A)  EXHIBITS

Exhibit 3.1(1)  Certificate of Designation of Rights,
                Preferences and Privileges of Series A
                Participating Preferred Stock of Ligand
                Pharmaceuticals Incorporated.

Exhibit 10.1(1) Preferred Shares Rights Agreement,
                dated as of September 13, 1996 by and between Ligand Pharmaceuticals Incorporated and Wells
                Fargo Bank, N.A.

Exhibit 10.153  Letter Agreement, dated August 8, 1996
                between the Company and Dr. Andres Negro-Vilar.


ITEM 6 (B)  REPORTS ON FORMS 8-K

None.






(1)These exhibits were previously filed as part of, and are hereby incorporated by reference to, the same numbered exhibit filed with the Registration Statement on Form S-3 (No. 333-12603) filed on September 25, 1996 as amended.

                   LIGAND PHARMACEUTICALS INCORPORATED

                         September 30, 1996




                           SIGNATURE

Pursuant  to the requirements of the Securities  Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                   Ligand Pharmaceuticals Incorporated


Date: November 13, 1996             By /s/Paul V. Maier
     ______________________         _____________________________
                                    Paul V. Maier
                                    Vice President and
                                    Chief Financial Officer