Form 10-K
period 1996-12-31
LIGAND PHARMACEUTICALS INC
filed 1997-03-31
CIK 886163

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
MARK ONE

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996, OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

         FOR THE TRANSITION PERIOD               COMMISSION FILE NUMBER: 0-20720
         FROM ______ TO _______ .

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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (619) 535-3900

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      NONE
           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                          COMMON STOCK, $.001 PAR VALUE
                                (TITLE OF CLASS)

       Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

       The aggregate market value of the Registrant's voting stock held by non-affiliates as of February 28, l997 was $341,654,552. For purposes of this calculation, shares of Common Stock held by directors, officers and 5% stockholders known to Registrant have been deemed to be owned by affiliates.

       As of February 28,1997 the registrant had 32,017,640 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement to be filed not later than 120 days after December 31, 1996, in connection with the Registrant's 1997 Annual Meeting of Stockholders, referred to herein as the "Proxy Statement", are incorporated by reference into Part III of this Form 10-K.

                                     PART I

ITEM 1. BUSINESS

         The discussion of the Company's business contained in this Annual Report on Form 10-K may contain certain projections, estimates and other forward-looking statements that involve a number of risks and uncertainties, including those discussed below at "Risks and Uncertainties." While this outlook represents management's current judgment on the future direction of the business, such risks and uncertainties could cause actual results to differ materially from any future performance suggested below. The Company undertakes no obligation to release publicly the results of any revisions to these forward-looking statements to reflect events or circumstances arising after the date hereof.

OVERVIEW
         Ligand Pharmaceuticals Incorporated ("Ligand" or the "Company"), a Delaware corporation, is a biopharmaceutical company and a leader in the discovery and development of small-molecule drugs which mimic or block the activities of various hormones and cytokines to regulate gene activity and the genetic processes affecting many diseases. The Company's drug discovery and development programs are based on its proprietary technologies involving two natural mechanisms that regulate gene activity: (i) hormone-activated Intracellular Receptors ("IRs") and (ii) cytokine-activated Signal Transducers and Activators of Transcription ("STATs"). IRs play key roles in many disease processes, including certain cancers, disorders of women's health, cardiovascular diseases, metabolic diseases, inflammatory disorders and skin diseases. Similarly, STATs influence many biological processes, including cancer, metabolic diseases, inflammation and blood cell formation. In programs acquired with the Glycomed Incorporated ("Glycomed") and Ligand merger in May 1995 ("the Merger"), Ligand is also seeking to develop orally active drugs to modulate biological processes involving complex carbohydrates and other cell surface components for the treatment of inflammation and cancer.

         Ligand is developing new drugs through a combination of internal and collaborative programs, including the formation of a new research and development company, Allergan Ligand Retinoid Therapeutics, Inc. ("ALRT") with Allergan, Inc. ("Allergan") and substantial collaborations with SmithKline Beecham Corporation ("SmithKline Beecham"), American Home Products ("AHP"), Abbott Laboratories ("Abbott"), Glaxo-Wellcome plc (formerly Glaxo, Inc.) ("Glaxo"), and Sankyo Company, Ltd. ("Sankyo"). Ligand has initiated human clinical trials for five products: the retinoids Oral Panretin(TM) (ALRT1057), Topical Panretin (ALRT1057) and Oral ALRT 1550 on behalf of ALRT, and a combination of Oral Targretin(TM) (LGD1069) and Topical Targretin (LGD1069), which are Ligand's first products. Ligand also has 24 non-retinoid lead compounds in various stages of development, including a three compound series being developed by AHP, as well as two compounds which are now under development by Pfizer Inc ("Pfizer"). One is a preclinical osteoporosis development candidate; the other is an advanced clinical compound for breast cancer and osteoporosis.

         IRs are members of a family of hormone-activated proteins that act inside the cell to directly regulate gene expression and cellular function. Although the effectiveness of IRs as drug targets has been demonstrated by drugs acting through IRs already on the market, such as retinoids (e.g., Retin-A(R) for acne and psoriasis) and sex steroid modulators (e.g., estrogens and progesterones for hormone replacement therapy and contraception, tamoxifen for breast cancer, flutamide for prostate cancer), the utility of these first-generation drugs has been limited by their often significant side effects. STATs are a recently discovered family of proteins that act inside cells to regulate gene expression in response to various cytokines such as interferons, interleukins and hematopoietic growth factors. Imbalances in the activity of these cytokines can lead to various pathological conditions, such as inflamation. While certain recombinant cytokines and other proteins which bind to cell surface receptors have proven to have clinical utility in the treatment of disease, they must be administered by injection and can be difficult to manufacture.

         Ligand and its exclusive academic collaborators have been leaders in advancing the understanding of the activities of hormones and hormone-related drugs and have made major scientific discoveries relating to IR and STATs technologies. Ligand believes that its expertise in these technologies will enable the Company to develop novel small-molecule pharmaceutical products acting through IRs or STATs with more target-specific properties than currently available products, resulting in either improved therapeutic and side effect profiles and new indications for IRs or novel mechanisms of action and oral bioavailability for STATs.

         Through a combination of internal and partnered programs, supplemented by selective in-licensing of approved cancer products, Ligand has built a pipeline of numerous products in advanced preclinical testing, clinical development or commercialization stages. The most advanced of these products are as follows:

  PROGRAM                                      PRODUCT                         DISEASE INDICATION             DEVELOPMENT PHASE (1)
-----------------------------------------------------------------------------------------------------------------------------------
Retinoids                          Topical Panretin(TM) (ALRT1057)(2)  Kaposi's Sarcoma ("KS")                          III

                                   Oral Panretin(TM) (ALRT1057)(2)     Acute Promyelocytic Leukemia ("APL"),            III
                                                                       Cancers including KS, other cancers,
                                                                         eye disease                                    IIB
                                                                       Psoriasis                                        II
                                                                       Proliferative vitreoretinopathy                  II

                                   ALRT1550 Oral(2)                    Cancers                                         I/IIA

                                   Topical Targretin(TM) (LGD1069)     Skin lymphoma, other malignancies of
                                                                         skin                                           III

                                   Oral Targretin(TM) (LGD1069)        Cutaneous T cell lymphoma                      II/III
                                                                       Lung cancer                                    II/III
                                                                       Cancers, including, kidney,                      IIB
                                                                       head and neck, KS
                                                                       Metabolic diseases (diabetes)                   II(3)
                                                                       Skin disease                                 Preclinical
Sex steroids                       Droloxifene(4)                      Breast cancer                                    III
                                   Droloxifene(4)                      Osteoporosis                                     II
                                   CP336,156(5)                        Osteoporosis                             Preclinical (IND or
                                                                                                                   foreign
                                                                                                                  equivalent 4Q 96)

Inflammation                       Galardin(TM)(6)                     Eye injury                                II/III completed
                                                                                                                       II(8)

Oncology                           Proleukin(7)                        Kidney cancer                            Marketed in Canada
                                   PHOTOFRIN(7)                        Bladder cancer, esophageal cancer        Marketed in Canada

---------------


(1) "Development Phase" refers to the current stage of development of the most advanced indication. See "Business - Product Development Program" for a more detailed description of the stages of development for these compounds.

(2) All rights currently owned by Allergan Ligand Retinoid Therapeutics, Inc., an off-balance sheet financing entity. See "Business - Strategic Alliances - Allergan, Inc."

(3) Oral Targretin (LGD1069) has entered Phase II human clinical trials in diabetes in March 1997 in Europe.

(4) Droloxifene is a compound owned by Pfizer Inc ("Pfizer"). Ligand performed work on droloxifene at Pfizer's request. Ligand and Pfizer entered into a settlement agreement with respect to a lawsuit in April 1996. Under the terms of the settlement agreement, the Company is entitled to receive milestone payments if Pfizer continues development and royalties if Pfizer commercializes the product. See "Business - Strategic Alliances - Pfizer Inc."

(5) A compound discovered through the Company's collaborative relationship with Pfizer to which Pfizer has retained marketing rights. The Company has been informed by Pfizer that Pfizer intends to file an IND or foreign equivalent for CP336,156 in the fourth quarter of 1996. Ligand is awaiting confirmation from Pfizer. See "Business - Strategic Alliances - Pfizer Inc" and "Risks and Uncertainties - Uncertainties Related to Clinical Trials."

(6) Ligand is seeking a partner to further the development and commercialization of Galardin for ophthalmic use. See "Business - Product Development Program - Inflammatory Disease."

(7)      In-licensed product.

(8)      Phase II trials ongoing in Japan. .

         Ligand is conducting human clinical trials with five products. Oral Panretin (ALRT1057), Topical Panretin (ALRT1057) and Oral ALRT 1550 are retinoids that may be useful for the treatment of various cancers, such as KS, and diseases of the skin and eyes and are being developed by Ligand and Allergan on behalf of ALRT. See "Business - Strategic Alliances - Allergan, Inc." The Company has initiated pivotal Phase III trials for Topical Panretin (ALRT1057) in KS. Ligand intends to file a New Drug Application ("NDA") for this compound in 1997 on behalf of ALRT, in the event that Phase III trials demonstrate sufficient safety and efficacy. Oral Panretin (ALRT1057) has entered Phase III clinical trials in APL and IIB clinical trials in various cancers. Ligand is also performing clinical trials for the retinoids Oral Targretin (LGD1069) and Topical Targretin (LGD1069), to which Ligand has worldwide exclusive rights. Interim data from a Phase I/II study of Topical Targretin (LGD1069) in skin lymphoma have demonstrated significant activity, and based on discussions with the U.S. Food and Drug Administration ("FDA") on trial design, the Company has launched pivotal Phase III clinical trials in this indication with Topical Targretin (LGD1069) and pivotal Phase II/III trials in this indication with Oral Targretin (LGD1069). The Company has launched Phase II/III clinical trials with Oral Targretin (LGD1069) in various forms of cancer, including lung cancer. There can be no assurance that the clinical trials will proceed as planned or that any drugs will be successfully developed or commercialized. See "Risk and Uncertainties - Uncertainties Related to Clinical Trials."

         To date, Ligand has entered into collaborations with seven corporate partners which include, in addition to ALRT: SmithKline Beecham Corporation (for hematopoietic growth factor mimetics for use in oncology and treatment of anemia), the Wyeth-Ayerst Laboratories division of American Home Products Corporation (for women's health, e.g., hormone replacement therapy, osteoporosis, fertility control), Abbott Laboratories (for inflammatory diseases, utilizing selected IR- and STAT-based approaches), Sankyo Company Limited (for inflammatory diseases, utilizing selected Glycomed technologies), Glaxo-Wellcome plc (for atherosclerosis and other diseases affecting the cardiovascular system) and Pfizer (for osteoporosis). These partners provide discovery resources complementary to those of Ligand and are expected to facilitate the development and commercialization of potential products for primary care markets. The collaborative partners have also been an important funding source for Ligand, contributing approximately two-thirds of its invested capital to date. In addition to ALRT, which was capitalized with $100.0 million to accelerate research and development of certain retinoid compounds, Ligand's research activities have been supported by commitments from its partners of up to $87.9 million for research funding. Ligand's collaborative partners have also committed up to $96.5 million of additional equity and convertible notes to Ligand, of which $86.50 million has been received through December 31, 1996, and the remaining $10.0 million is subject to Ligand attaining certain milestones.

         In October 1996, the Company completed a public offering of 3,162,500 shares of common stock, par value $0.001 per share (the "Common Stock"), at a price of $12.00 per share for aggregate net proceeds of approximately $35.3 million. The Company expects to use the net proceeds from the offering for general corporate purposes, including product research and development programs, preclinical testing and clinical trials, the acquisition and in-licensing of products and complementary technologies, capital expenditures and working capital.

BUSINESS STRATEGY

         Ligand's business strategy is to develop new drugs using its IR and STATs technologies through both internal and collaborative programs. Ligand's internal programs focus on the discovery, development and marketing of small-molecule drugs that address cancer, gynecological diseases and male hormonal imbalances, which are treated by medical specialists. An outgrowth of these programs has led to a development program in metabolic disease. Ligand also seeks to in-license or acquire products in these medical specialty markets which are in late-stage clinical development or which have been previously approved by regulatory authorities. Ligand's collaborative programs focus on building a royalty-based business through partnerships with large pharmaceutical companies that apply Ligand's technologies to discover drugs for primary care markets, such as markets for certain cardiovascular, inflammatory, metabolic and other diseases, as well as broad applications for women's health.

         Ligand's internal efforts have been focused primarily on the discovery and development of improved retinoids, sex steroid receptor agonists and antagonists and cytokine agonists for use in specialty market applications, principally cancer, gynecological disorders and male hormonal imbalances. Products for these specialty markets typically require less resource-intensive clinical trials and can be marketed by a targeted sales force. Ligand has initiated human clinical trials for five products: the retinoids Oral Panretin (ALRT1057), Topical Panretin (ALRT1057) and Oral ALRT1550 on behalf of ALRT, and a combination of Oral Targretin (LGD1069) and Topical Targretin (LGD1069), which are Ligand's first products. Glycomed internal programs focus on the development of orally active drugs to modulate biological processes involving complex carbohydrates and other cell surface components for the treatment of inflammation and cancer.

         Externally, Ligand is collaborating with large pharmaceutical companies, with the goal of building a royalty-based business through the application of its technologies to primary care markets, such as cardiovascular, inflammatory, broad aspects of women's health and other diseases. In addition to ALRT, Ligand has established six major collaborative arrangements to discover and develop drugs that address disorders principally treated by primary care physicians, specifically hematopoiesis with SmithKline Beecham, female health disorders with AHP, inflammatory disease with Abbott, cardiovascular disease with Glaxo, osteoporosis with Pfizer and has inherited a collaboration through the Merger, with Sankyo in inflammation based on cell adhesion research. Ligand believes its collaborators have the significant resources, including clinical and regulatory experience, manufacturing capabilities and marketing infrastructure, needed to develop and commercialize drugs for these markets. Each of these arrangements provides for collaborative discovery programs funded largely by the corporate partners aimed at discovering new therapies for diseases treated by primary care physicians. In general, drugs resulting from these collaborations will be developed, manufactured and marketed by the corporate partners, with Ligand receiving research revenue during the drug discovery stage, additional milestone revenue for successful compounds moving through clinical development and milestone revenue as well as royalty revenue on sales of drugs marketed by its collaborators.

SCIENTIFIC BACKGROUND AND DRUG DISCOVERY OPPORTUNITIES

         INTRACELLULAR RECEPTORS ("IRs")

         Hormones are natural chemicals within the body that control important physiological processes, including reproduction and cell growth and differentiation. The known non-peptide hormones are the retinoids, the sex steroids (estrogens, progesterones and androgens), the adrenal steroids (glucocorticoids and mineralocorticoids), vitamin D and thyroid hormone. The understanding of hormones and their actions has increased substantially in the last 10 years. Driving this rapid expansion of knowledge has been the discovery of the family of IRs through which all the known small-molecule (i.e., non-peptide) hormones act. Dr. Ronald Evans at The Salk Institute of Biological Studies ("The Salk Institute"), Ligand's scientific co-founder and exclusive consultant, was the first to clone and characterize an IR in 1985. Since that time, approximately 75 IRs have been defined and characterized, many by Ligand's scientists or its exclusive collaborators. IRs play key roles in a variety of diseases, including certain cancers, gynecological disorders, and cardiovascular, metabolic inflammatory and skin diseases.

         Hormones act by binding to their corresponding IRs to regulate the expression of genes in order to maintain and restore balanced cellular function within the body. Hormonal imbalances can lead to a variety of diseases. The hormones themselves and drugs which mimic or block hormone action may be useful in the treatment of these diseases. Furthermore, hormone mimics (agonists) or blockers (antagonists) can be used in the treatment of diseases in which the underlying cause is not hormonal imbalance.

         The effectiveness of the IRs as drug targets has been demonstrated by currently available drugs acting through IRs for many of these diseases. However, the use of most of these drugs has been limited by their often significant side effects. Examples of currently marketed hormone-related drugs acting on IRs are glucocorticoids (steroids used to treat inflammation), estrogens and progesterones (used for hormone replacement therapy and contraception), tamoxifen (an estrogen antagonist used in the treatment of breast cancer), and various retinoids such as Accutane(R) and Retin-A(R) (used to treat acne and psoriasis).

         Ligand's early recognition of the drug discovery opportunities inherent in emerging IR research has enabled it to build a strong proprietary position and accumulate substantial expertise in IRs applicable to drug discovery and development. Building on its recent scientific findings about the molecular basis of hormone action, Ligand has created proprietary new tools to explore and manipulate non-peptide hormone action for potential therapeutic benefit. The Company has exclusive relationships in the field of IRs with Dr. Ronald Evans, a professor in the Gene Expression Laboratory of The Salk Institute, and Dr. Bert O'Malley, Professor and Chairman of the Center for Reproductive Biology at Baylor College of Medicine ("Baylor"), where many of the core discoveries in IR research have been made. The Company has exclusively licensed most of these discoveries. Ligand has also developed proprietary IR assays that it believes can rapidly and accurately predict the probable therapeutic and side effect profiles of compounds with potential as drugs. The Company believes that its IR expertise will enable it to discover and develop drugs that have equal or greater therapeutic efficacy and reduced incidence and severity of side effects compared to existing drugs acting through IRs. The Company also believes these drugs will be orally bioavailable.

         In many diseases, there is an imbalance of cytokine action. For example, some inflammatory conditions may represent excessive actions of certain interleukins or interferons. In these conditions, it may prove beneficial to block the actions of specific cytokines. In other pathological states, there is insufficient activity of specific cytokines. For example, in patients with chronic renal failure, diminished erythropoietin ("EPO") release by the damaged kidneys results in the inadequate production of red blood cells, resulting in anemia. Recombinant human EPO protein (Epogen(R)) can be administered to effectively correct this anemia, but must be injected. Many other cytokines are useful as injected protein medicines, including interferons (Intron-A(R), Roferon(R), Betaseron(R)), interleukins (Proleukin(R) which Ligand markets in Canada), hematopoietic growth factors (Epogen(R), Neupogen(R)) and others. Each of these and many other cytokines appears to exert their actions through STAT/JAK signal transduction pathways. Ligand is utilizing STAT/JAK technology to seek low molecular weight compounds which can mimic or block the actions of medically relevant cytokines for uses in various pathological conditions, including cancer, inflammation and disorders of blood cell formation. Because these are small molecules, whereas the cytokines themselves are proteins, they offer potential significant advantages, including oral activity and greater ease of manufacture and stability. Ligand's STAT/JAK technology forms the basis for the Company's collaboration with SmithKline seeking small molecule mimetics of EPO, Granulocyte- Colony Stimulating Factor ("G-CSF"), and thrombopoietin and for a portion of the collaboration with Abbott, seeking interferon antagonists for the treatment of inflammation.

LIGAND'S IR DRUG DISCOVERY OPPORTUNITIES

         Ligand and its collaborators have made major discoveries pertaining to IRs and small molecule hormones and compounds which interact with these IRs. These discoveries include: (i) the identification of the IR superfamily, (ii) the recognition of IR subtypes, (iii) the discovery of orphan IRs and (iv) the heterodimer biology of RXR selective compounds. Ligand believes that each of these broad areas of knowledge provides important opportunities for drug discovery.

         IR Superfamily. The receptors for all the non-peptide hormones are closely related members of a superfamily of proteins known as IRs. The IRs are similar in both structure and mechanisms of action. Human IRs for all of the known non-peptide hormones have now been cloned, primarily by Ligand's scientists or its collaborators, building an understanding of the similar underlying mechanisms of action shared by the non-peptide hormones.

         Ligand believes that the relatedness of the IRs for the non-peptide hormones has major implications for drug discovery. IRs share a common mechanism of action, which often enables drug discovery insights about one IR to be directly applied to other members of the IR superfamily, bringing synergy to Ligand's IR-focused drug discovery efforts. First generation drugs were developed and commercialized for their therapeutic benefits prior to the discovery of IRs and often cross-react with the IRs for hormones other than the intended target, resulting in often significant side effects. The understanding that the IRs are structurally similar has enabled Ligand to determine the basis for the side effects of some first generation drugs and to discover improved drug candidates.

         IR Subtypes. For some of the non-peptide hormones, several closely related but non-identical IRs, known as IR subtypes, have been discovered. These include six subtypes of the IRs for retinoids and four subtypes of the IRs for thyroid hormone. Patent applications covering most of these IR subtypes have been exclusively licensed by Ligand. Ligand believes that drugs that activate a subset of IR subtypes will allow more specific pharmacological intervention better matched to therapeutic need. Ligand's clinical candidate Targretin (LGD1069) was discovered as a result of Ligand's understanding of retinoid receptor subtypes.

         Orphan IRs. Over 50 additional members of the IR superfamily which do not interact with the known non-peptide hormones or vitamin derivatives have been discovered. Ligand has an exclusive license to many of these orphan IRs. Ligand believes that among the orphan IRs may be receptors for uncharacterized small molecule hormones and that the physiological roles of the various orphan IRs are likely to be diverse. Ligand has devised strategies to isolate small molecules that interact with orphan IRs and is working to identify new orphan IRs as drug targets and to identify their natural and synthetic modulators as possible drug candidates. For example, the Retinoid X Receptors ("RXRs"), one subfamily of IRs activated by certain retinoids, were orphan IRs when initially discovered. Panretin (ALRT1057), a compound being developed on behalf of ALRT, was discovered by virtue of its activation of the RXR retinoid receptors.

         RXR Heterodimer Biology. Retinoids that bind to the RXR family deliver their therapeutic effects through partnered IRs. Recently scientists have discovered that RXRs are obligate partners in these IR pairs through all tissues. These IR pairs consist of one RXR and one of a variety of other IRs, such as RARs, PPARs (peroxisome proliferator-activated receptors) or thyroid hormone receptors. While RXRs are widely expressed, their IR partners are more discreet, being expressed in selective tissues, such as liver, fat or muscle. As a result, compounds that bind RXRs offer the unique potential to be broadly active compounds that can treat a variety of diseases, including metabolic diseases.

         In animal models of type II diabetes, RXR agonists appear to stimulate the physiological pathways responsive to RXR-PPAR receptor partners expressed in key target tissues that are involved in glucose metabolism. As a result, a discrete set of genes is activated in these tissues resulting in a decrease in serum glucose levels, triglycerides and insulin.

LIGAND'S STAT DRUG DISCOVERY OPPORTUNITIES

         SIGNAL TRANSDUCERS AND ACTIVATORS OF TRANSCRIPTION ("STATs")

         STATs are a recently discovered family of proteins that are a key part of the signal transduction pathway for a variety of biologically important peptide hormones (e.g., interferons, interleukins, leptin and hematopoietic growth factors) collectively termed Extracellular Signaling Proteins ("ESPs"). STATs play a role in the biology of ESPs functionally analogous to that played by IRs in the biology of the non-peptide hormones: both STATs and IRs are families of transcription factors which change cell function by selectively turning on particular genes in response to circulating signals which impinge on cells. When various cytokines bind to their receptors on the cell surface, this triggers the activation of specific members of the Janus Kinase family of tyrosine protein kinases ("JAKs"), which in turn activate specific STATs. The activated STATs enter the cell nucleus and bind to the control regions of specific target genes and increase their expression, thereby modulating physiologic or pathophysiologic processes.

         In many diseases, there is an imbalance of cytokine action. For example, some inflammatory conditions may represent excessive actions of certain interleukins or interferons. In these conditions it may prove beneficial to block the actions of specific cytokines. In other pathological states there is insufficient activity of specific cytokines. For example, in patients with chronic renal failure, diminished erythropoietin EPO release by the damaged kidneys results in the inadequate production of red blood cells, causing anemia. Recombinant human EPO protein (Epogen) can be administered to correct this anemia effectively, but must be injected. Many other cytokines are useful as injected protein medicines, including interferons (Intron-A, Roferon, Betaseron), interleukins (e.g., Proleukin, which Ligand markets in Canada), hematopoietic growth factors (Epogen, Neupogen) and others. Each of these and many other cytokines appear to exert their actions through STAT/JAK signal transduction pathways.

         Ligand believes that its STAT/JAK technologies may lead to the discovery of low molecular weight compounds able to mimic or block the actions of medically relevant cytokines for uses in various pathological conditions, including cancer, inflammation and disorders of blood cell formation. Because these compounds are small molecules, whereas the cytokines themselves are proteins, they offer potentially significant advantages, including oral bioavailability, greater ease of manufacture and improved stability.

         The discovery of STATs, the elucidation of their roles in interferon signal transduction, and the first cloning of genes encoding STATs were all accomplished by Ligand's exclusive collaborators Dr. James Darnell at Rockefeller University and Dr. David Levy at New York University ("NYU"), and were described initially in August 1992. Since then, over half a dozen members of the STAT family have been identified and a large number of ESPs in addition to interferons have also been shown to utilize STAT signal transduction. Among the ESPs which have been shown to use STAT signaling pathways are the interferons (alpha, beta and gamma), the hematopoietic colony stimulating factors (interleukin-3, EPO, G-CSF, GM-CSF and thrombopoietin), many of the interleukins (including IL-2, IL-4, IL-6, IL-12 and IL-13, the related ESPs Oncostatin M and Leukemia Inhibitory Factor), the cytokine leptin and several protein hormones (growth hormone and prolactin).

         Based on insights into STAT/JAK signal transduction and the generation of the necessary reagents, Ligand has developed STAT technologies for drug discovery which include cell culture-based high throughput screens to identify small molecule drugs and biochemical assays that define where in the STAT/JAK signal transduction pathways the small molecules act. Ligand believes that its STAT/JAK drug discovery technology can produce drug candidates to control gene expression to address a broad range of uses, including treating cancer, providing hematopoietic support for cancer patients undergoing chemotherapy or bone marrow transplantation, combating inflammation and viral or other infections, treating anemia in chronically ill patients (e.g., those with renal failure), treating dwarfism and related disorders of stature and enhancing immune function.

         Ligand is using its high throughput screening assays to discover small molecule drugs to act as interferon agonists for potential application in various cancers and viral diseases. Ligand has also established collaborations with Abbott using its STAT/JAK technology to discover small molecule antagonists of interferons for the treatment of inflammation and with SmithKline Beecham to discover and characterize small molecule drugs to modulate specific STAT/JAK pathways to control the formation of red and white blood cells for treating patients with cancer or anemia. Ligand has additional assays under development to allow high throughput screening for and subsequent optimization of small molecule drugs to act through STAT/JAK signaling pathways to block or mimic other medically significant ESPs. See "Strategic Alliances."

GLYCOMED'S COMPLEX CARBOHYDRATES PROGRAMS

         Ligand, through its wholly-owned subsidiary Glycomed, is seeking drugs that modulate processes involving complex carbohydrates and other components of the extracellular matrix. The cells in the body are in many cases embedded in various gelatinous or fibrous background substances such as proteins (e.g., collagen) or glycoproteins and mucopolysaccharides (various complex biological polymers containing amino acid and sugar building blocks). This background substance, termed extracellular matrix, can exert important effects on cells, modifying their function and controlling their migration. Additionally, related complex carbohydrates, glycoproteins and mucopolysaccharides are located on the surfaces of cells, where they can play important roles in controlling interactions among various cells, including, for example, the attachment of white blood cells to the inner linings of blood vessels, a necessary part of some inflammatory responses.

         Glycomed has expertise and core technology relating to the biology and chemistry of complex carbohydrates and related components of the extracellular matrix. Ligand is focusing Glycomed's expertise and core technologies to seek small molecule, potentially orally active drugs to modulate the biological processes involving complex carbohydrates and other cell surface and extracellular matrix components for the treatment of inflammation and cancer. Glycomed's research is currently focused on selectin antagonists for the treatment of inflammation in a collaboration with Sankyo. One Glycomed compound is Galardin(TM), a matrix metaloproteinase inhibitor in-licensed by Glycomed prior to the Merger. In Phase II/III trials, Galardin(TM) treated patients had significantly lower incidence of corneal perforation. Since the Merger, the Company has sought a partner to further develop the product. Sankyo has Galardin(TM) under development in Phase II trials in Japan for opthalmic indications.

LIGAND'S DRUG DISCOVERY AND DEVELOPMENT PROCESS

         Ligand's advanced molecular-based IR research focuses on analyzing the biological systems regulated by IRs to choose the most promising molecular targets for drug discovery. After selecting a target, the next critical step in drug discovery is the identification of suitable lead compounds (chemical structures suitable as starting points for optimization as drugs by the application of medicinal chemistry). Traditional drug discovery generally uses animal models or biochemical screening systems for lead compound identification. Animal models are relatively slow, complicated and expensive; and results in animals do not always correlate to those obtained in humans. Biochemical assays are fast and inexpensive, but give limited information and frequently identify poor lead compounds. Ligand has developed a hybrid approach to lead compound identification that retains the best features and avoids the pitfalls of traditional methods to discover leads.

         Ligand has developed a proprietary cell-culture based assay system for IR-modulating small molecules, referred to as the co-transfection assay, that simulates the actual cellular processes controlled by IRs. The system is (i) fast, compared to animal models; (ii) capable of cost-effective, high throughput screening of thousands of compounds per week; (iii) highly predictive of in vivo pharmacology of both agonists and antagonists; (iv) able to separate complex targets, such as receptor subtypes; and (v) conducted using the actual human receptors which are the ultimate drug targets. Ligand's co-transfection assay is a key component of Ligand's IR drug discovery and development programs, and facilitates both the identification of lead compounds and their optimization as clinical candidates.

         The co-transfection assay is able to preclinically detect both agonists and antagonists of specific IRs. It determines not only whether a compound interacts with a particular human IR, but also whether this interaction mimics or blocks the effects of the natural regulatory molecules on target gene expression. The Company's assays also enable the Company to detect useful lead compounds which could be missed by alternative biochemical screens or animal models. Ligand has successfully automated its co-transfection assays for high throughput screening of thousands of compounds per week. Ligand's screening in co-transfection assays has resulted in the identification of lead compounds for novel estrogen agonists, non-steroidal progestins and antiprogestins, non-steroidal antiandrogens, non-steroidal glucocorticoid agonists, new retinoid analogues and PPAR agonists that are now undergoing further investigation.

         Ligand has developed similar automated high throughput assays to identify lead compounds acting as agonists or antagonists of selected STAT/JAK signaling pathways for particular ESPs such as interferons, certain interleukins and selected hematopoietic growth factors. Additional STAT-based screening assays are under development.

         Once Ligand verifies a lead compound for a particular target, the next critical process is optimization of the compound to achieve specificity and appropriate properties as a drug. Specificity is achieved when the compound interacts only with the intended target molecule and not with related but unintended molecules. Ligand's unique and comprehensive ability to assess compounds preclinically for interactions with all the known human IRs or in various STAT pathways is a significant advantage in obtaining specificity in a lead compound. Optimization of a lead compound is an iterative process in which analogues of the lead compound, designed and synthesized by medicinal chemists, are assayed for activity. The results obtained with each set of analogues guide the medicinal chemists in the design of compounds with greater specificity. The co-transfection assay produces results which enhance the accuracy and efficiency of this iterative optimization process. Ligand believes the STAT-based assays may have similar advantages.

         Ligand believes that its combination of modern molecular and traditional approaches to drug discovery will accelerate its progress to develop new drug candidates. To that end, Ligand has built a strong multidisciplinary team, consisting of molecular biologists, medicinal chemists, pharmacologists and specialists in drug metabolism and distribution, and other pharmaceutical scientists. Ligand believes the similarities between hormone and cytokine mechanisms of action allow it to leverage its drug discovery resources efficiently in the IR and STATs areas.

PRODUCT DEVELOPMENT PROGRAM

         Ligand, as part of its overall business strategy, is developing new drugs through a combination of internal and collaborative programs: (i) internally, by focusing on the discovery, development and marketing of small-molecule drugs that address diseases, such as cancer and gynecological disease, treated by medical specialists, and by seeking to in-license or acquire later-stage products in these medical specialties; and (ii) by collaborating with large pharmaceutical companies, with the goal of building a royalty-based business through the application of its technologies to primary care markets, such as cardiovascular, inflammatory and other diseases, and broad aspects of women's health.

         Ligand is currently pursuing six major internally-funded and collaborative drug discovery programs: two are based on specific IRs (the retinoid and sex steroid receptor programs for cancer, skin and eye disease, and women's health); two are based on a combination of disease indications and transcription factor targets (cardiovascular and inflammatory diseases); one is based on STATs; and one is based on Glycomed's inhibitors of cell adhesion technology. Additionally, Ligand has in-licensed and is distributing two anti-cancer products in Canada.

The following table summarizes the current status of Ligand's product research, development and marketing programs:

                                                                                      DEVELOPMENT
                 PROGRAM                            DISEASE INDICATION                 PHASE(1)                 MARKETING RIGHTS
-------------------------------------------    ------------------------------     --------------------     -------------------------
ALRT RETINOIDS(2)
   Topical Panretin (ALRT1057)(3)              KS                                      Phase III                      ALRT
   Oral Panretin (ALRT1057)(3)                 APL                                     Phase III                      ALRT
                                               Cancers, including,                     Phase IIB                      ALRT
                                               kidney cancer, non-Hodgkin's
                                               lymphoma, KS
                                               Psoriasis                               Phase II                       ALRT
                                               Proliferative                           Phase II                       ALRT
                                               vitreo-retinopathy
   Oral ALRT1550(3)                            Cancer                                 Phase I/IIA                     ALRT
   ALRT1109 & analogues(3)                     Skin diseases and cancer               Preclinical                     ALRT
   ALRT1455 & analogues(3)                     Leukemia, lymphoma, breast             Preclinical                     ALRT
                                               cancer
   ALRT268 & analogues(3)                      Cancer, skin and metabolic             Preclinical                     ALRT
                                               diseases (type II diabetes)
LIGAND RETINOIDS
   Topical Targretin(LGD1069)                  Cutaneous T-cell lymphoma               Phase III                Ligand worldwide
                                               and other malignancies of
                                               skin
                                               Skin disease                           Preclinical               Ligand wordwide

   Oral Targretin(LGD1069)                     Cutaneous T-cell lymphoma             Phase II/III               Ligand worldwide
                                               Lung cancer                           Phase II/III               Ligand worldwide
                                               Cancers, including, kidney,             Phase IIB                Ligand worldwide
                                               head and neck, KS
                                               Skin and metabolic diseases             Phase II                 Ligand worldwide
                                               (type II diabetes)

SEX STEROIDS
   Droloxifene(5)                              Breast cancer                           Phase III                     Pfizer
                                               Osteoporosis                            Phase II                      Pfizer

   Estrogen agonist                            Osteoporosis                           Preclinical                    Pfizer
   (CP336,156)(6)                                                                   (IND or foreign
                                                                                   equivalent 4Q 96)
   Progesterone antagonists                    Cancer, endometriosis,               Lead compounds               AHP/Ligand(7)
      (LG1447 series)                          uterine fibroids                        selected
   Progesterone agonists                       Breast cancer, hormone               Lead compounds               AHP/Ligand(7)
     (LG2527/2716 series)                      replacement therapy                     selected
   Estrogen agonists                           Osteoporosis                         Lead compounds               AHP/Ligand(7)
                                                                                       selected
   Tissue selective estrogen or                Gynecological disease,               Lead compounds               AHP/Ligand(7)
     progesterone agonists and                 cardiovascular disease,                 selected
     antagonists                               hormone replacement therapy


    Androgen antagonists                       Prostate cancer, skin disease        Lead compounds              Ligand worldwide
         (LG2293 series)                                                               selected

   Androgen agonists                           Male hormone replacement             Lead compounds              Ligand worldwide
                                               therapy, osteoporosis                  identified

                                                                                       DEVELOPMENT
                 PROGRAM                              DISEASE INDICATION                PHASE(1)                MARKETING RIGHTS
-------------------------------------------     -------------------------------     ------------------     -------------------------
CARDIOVASCULAR/METABOLIC
   DISEASE
   Lipid regulators - LDL lowering              Atherosclerosis                      Lead compounds                  Glaxo
                                                                                        selected
   PPAR modulators                              Atherosclerosis and other            Lead compounds                  Glaxo
                                                disorders affecting the                 selected
                                                cardiovascular system
   Lipid regulators - HDL elevation             Atherosclerosis                         Research                     Glaxo

INFLAMMATORY DISEASE
   Glucocorticoid agonists                      Rheumatoid arthritis,                Lead compounds             Abbott/Ligand(7)
                                                inflammatory bowel disease,             selected
                                                asthma, dermatitis
   Interferon antagonists                       Rheumatoid arthritis,                Lead compounds             Abbott/Ligand(7)
                                                inflammatory bowel disease,             selected
                                                asthma, dermatitis

GLYCOMED INFLAMMATORY
   DISEASE
   Galardin(TM) MMPI(GM6001)                      Ophthalmic inflammation            Phase II/III           Ligand; Sankyo in Far
      Matrix metalloproteinase                                                         completed               East (ophthalmic
      inhibitor ("MMPI")(8)                                                           Phase II(9)                indications)

   GM1998                                       Acute and chronic inflammation       Lead compounds         Ligand; Sankyo in Far
     Cell adhesion inhibitors                                                           selected                      East
   GM1925, GM2296, GM1380 &                     Acute and chronic inflammation       Lead compounds         Ligand; Sankyo in Far
      analogues                                                                         selected                      East
      Cell adhesion inhibitors
   GM1892                                       Reperfusion injury                   Lead compounds             Ligand worldwide
      Endothelial protective agent                                                      selected

GLYCOMED CANCER
   GM1474, GM1306                               Cancer                               Lead compounds             Ligand worldwide
      Growth factor modulators                                                          selected
   GM6001 & analogues                           Cancer                               Lead compounds             Ligand worldwide
     Matrix metalloproteinase inhibitors                                                selected
   GM1603 & analogues                           Cancer                               Lead compounds             Ligand worldwide
     Heparinase inhibitors                                                              selected

STATS
   Interferon agonists                          Cancer, infectious disease           Lead compounds             Ligand worldwide
                                                                                        selected
   Hematopoietic growth factors                 Oncological uses, anemia             Lead compounds                SmithKline
                                                                                        selected               Beecham/Ligand(7)
   Other cytokine agonists and                  Cancer, immunology, growth              Research                Ligand worldwide
     antagonists                                control

IN-LICENSED
   PHOTOFRIN(TM)                                Esophageal cancer,                       Market                      Ligand
                                                superficial bladder cancer                                       (Canada only)

   Proleukin(TM)                                Kidney cancer                            Market                      Ligand
                                                                                                                 (Canada only)

---------------
(1) "Development Phase" refers to the current stage of development of the most advanced indication.

         "Research" activities include research related to specific intracellular receptor and STATs targets and the identification of lead compounds.

         "Lead compounds" are chemicals that have been identified that meet preselected criteria in cell culture models for activity and potency against IR or STAT targets. More extensive evaluation is then undertaken to determine if the compound should be selected to enter into preclinical development. Once lead compound is selected, chemical modification of the compound is then undertaken to create the best drug candidate.

         "Preclinical" includes pharmacology and toxicology testing in preclinical models (in vitro and in vivo), formulation work and manufacturing scale-up to gather necessary data to comply with applicable regulations prior to commencement of human clinical trials.

         "Development candidates" are lead compounds that have successfully undergone in vitro and in vivo evaluation to demonstrate that they have an acceptable profile which justifies taking them through preclinical development with the intention of filing an IND and initiating human clinical testing.

         Clinical trials are typically conducted in three sequential phases that may overlap. In "Phase I," the initial introduction of the pharmaceutical into healthy human volunteers, the emphasis is on testing for safety (adverse effects), dosage tolerance, metabolism, distribution, excretion and clinical pharmacology. "Phase II" involves studies in a limited patient population to determine the efficacy of the pharmaceutical for specific targeted indications, to determine dosage tolerance and optimal dosage and to identify possible adverse side effects and safety risks. Once a compound is found to be effective and to have an acceptable safety profile in Phase II evaluations, "Phase III" trials are undertaken to evaluate clinical efficacy further and to further test for safety within an expanded patient population at multiple clinical study sites sometimes Phase I and II trials or Phase II and III trials are combined. The FDA reviews both the clinical plans and the results of the trials and may discontinue the trials at any time if there are significant safety issues.

(2) Ligand and Allergan are engaged by ALRT to discover and develop retinoid-related drugs. If Ligand and Allergan repurchase ALRT1057 and the rest of the assets in ALRT, Ligand and Allergan will share profits from commercialized products resulting from their activities, if any.

(3) All rights currently owned by ALRT.

(4) Oral Targretin (LGD1069) has entered Phase II human clinical trials in diabetes in March 1997 in Europe.

(5) Droloxifene is a Pfizer compound. Ligand performed work on droloxifene at Pfizer's request. Ligand and Pfizer entered into a settlement agreement with respect to a lawsuit in April 1996. Under the terms of the settlement agreement, the Company is entitled to receive milestones if Pfizer continues development and royalties if Pfizer commercializes the product. See "Strategic Alliances - Pfizer Inc."

(6) A compound discovered through the Company's collaborative relationship with Pfizer to which Pfizer has retained marketing rights. The Company has been informed by Pfizer that Pfizer intends to file an IND or foreign equivalent for CP336,156 in the fourth quarter of 1996. Ligand is awaiting confirmation from Pfizer. There can be no assurance that clinical trials will proceed as planned or that any new drugs will be successfully developed. See "Government Regulation."

(7) Ligand has retained certain compound rights. See "Strategic Alliances."

(8) Ligand is seeking a partner to further the development and commercialization of Galardin for ophthalmic use. See "Inflammatory Disease. "

(9) Phase II trials ongoing in Japan.

RETINOIDS

         Retinoic acid, a derivative of Vitamin A, is one of the body's natural regulatory hormones and has a broad range of biological actions, influencing cell growth, differentiation, apoptosis and embryonic development. Many chemical analogues of retinoic acid, also called retinoids, also have biological activity. Specific retinoids have been approved by the FDA for the treatment of psoriasis and certain severe forms of acne. Evidence also suggests that retinoids can be used to arrest and, to an extent, reverse the effects of skin damage arising from prolonged exposure to the sun. Other evidence suggests that retinoids are useful in the treatment of a variety of cancers, including kidney cancer and certain forms of leukemia. For example, all-trans-Retinoic-acid ("ATRA") has been approved by the FDA for the treatment of APL. Retinoids have also shown an ability to reverse precancerous (premalignant) changes in tissues, reducing the risk of development of cancer, and may have potential as preventive agents for a variety of epithelial malignancies, including skin, head and neck, bladder and prostate cancer.

         Despite the therapeutic benefits of currently-marketed retinoids, their use to date has been limited by their propensity to cause significant side effects, such as severe birth defects if fetal exposure occurs, severe irritation of the skin and mucosal surfaces, elevation of plasma lipids, headache and skeletal abnormalities. Currently-marketed retinoids were developed and commercialized for their therapeutic benefits prior to the discovery of retinoid-responsive IRs ("RRs"), and were developed with suboptimal tools.

         The six RRs that have been identified to date can be grouped in two subfamilies: Retinoic Acid Receptors ("RARs") and RXRs (Retinoid X Receptors). Patent applications covering members of both families of RRs have been licensed exclusively to Ligand primarily from The Salk Institute, and have been further sublicensed to ALRT as part of the ALRT Offering. The RR subtypes appear to have different functions, based on their distribution in the various tissues within the body and data arising from in vitro studies and from studies of transgenic mice.

         Several of the retinoids currently in commercial use are either non-selective in their pattern of RR subtype activation or are not ideal drugs for other reasons. Ligand, on its own and on behalf of ALRT, is developing chemically synthesized retinoids which, by selectively activating RR subtypes, may preserve desired therapeutic effects while reducing side effects. Because of their subtype selectivity or other desirable activities, Ligand's and ALRT's retinoid agonists are expected to have more specific pharmacological effects and less side effects, thus providing a better therapeutic index than currently used retinoids, many of which are not RR subtype specific or are suboptimal for other reasons.

         Ligand, on behalf of ALRT, has three retinoid products in clinical trials, Topical Panretin (ALRT1057), Oral Panretin (ALRT1057) and Oral ALRT1550, and three retinoid compounds in advanced preclinical evaluation. In addition, Ligand has two retinoid products in clinical trials, Topical Targretin (LGD1069) and Oral Targretin (LGD1069), which are the sole property of Ligand and have not been licensed to ALRT. There were 45 clinical trials conducted with Panretin and Targretin in 1996 and early 1997.

         Topical Panretin (ALRT1057). 9-cis-Retinoic acid (Panretin (ALRT1057)) is a non-peptide hormone isolated and characterized by Ligand in 1992 in collaboration with scientists at The Salk Institute and Baylor. This is the first non-peptide hormone discovered in over 25 years and appears to be a natural ligand for the RAR and RXR subfamilies of retinoid receptors. 9-cis-Retinoic acid has pharmacological properties which ALRT and Ligand believe give it therapeutic utility.

         In June 1994, prior to the formation of ALRT, Ligand initiated a Phase I/II human clinical trial for Topical Panretin (ALRT1057) in AIDS-related, cutaneous KS. Interim results of this Phase I/II clinical trial reported in January 1996 showed that, when evaluated at 12 weeks after the start of each patient's therapy, Topical Panretin (ALRT1057) induced a partial or complete clinical response in 30% of 43 patients with AIDS-related, cutaneous KS evaluated by AIDS Clinical Trial Group ("ACTG") criteria as applied to topical therapy, compared with 9% of patients with untreated control lesions. This interim assessment supports results of an earlier assessment reported in September 1995. Final results of this Phase I/II clinical trial involving 115 patients were reported in December 1996 and were consistent with the interim data. Following a meeting with the FDA in November 1995, ALRT launched in the second quarter of 1996, a pivotal Phase III study to evaluate Topical Panretin (ALRT1057) in over 200 patients with AIDS-related, cutaneous KS. In addition, Topical Panretin (ALRT1057) began international Phase III trials for KS in the third quarter of 1996. The Company intends to file an NDA for Topical Panretin (ALRT1057) on behalf of ALRT for treating KS in 1997 in the event that Phase III trials demonstrate sufficient safety and efficacy.

         Oral Panretin (ALRT1057). In completed Phase I/IIA human clinical trials, Oral Panretin (ALRT1057) was well tolerated at doses as high as 140 mg/m(2)/day (milligram per square meter of body surface, per day), the maximum tolerated dose ("MTD"). At the MTD level, side effects, including headaches, elevated triglyceride levels, hypercalcemia and mucocutaneous irritation, were dose limiting toxicities. Memorial Sloan-Kettering Cancer Center ("Sloan-Kettering") interim data indicate that nine of 39 patients with advanced or otherwise untreatable cancer treated with Oral Panretin (ALRT1057) experienced no disease progression for periods ranging from 14 to 28 weeks. The Phase I/IIA clinical data also indicate that Oral Panretin (ALRT1057) has good bioavailability. Patient exposure to Oral Panretin (ALRT1057) is proportional to the administered dose of the compound over a broad range of doses.

         United States and international Phase IIB trials have been launched on behalf of ALRT with Oral Panretin (ALRT1057) in a number of cancer indications, including kidney cancer (in combination with interferon alpha), ovarian cancer (with cis-platin), KS, prostate cancer, non-Hodgkin's lymphoma and multiple myeloma. In addition, a Phase III trial with Oral Panretin (ALRT1057) at a dose of 140 mg/m(2)/day in APL was initiated in the fourth quarter of 1996. In a Phase I/IIA trial, six out of 15 patients with APL treated with Oral Panretin (ALRT1057) had complete remissions, of which three had relapsed from previous ATRA treatment and/or chemotherapy and three were newly diagnosed. Cell culture based analysis of leukemia cells from some of the patients in this study indicated that resistance to ATRA was not overcome by Oral Panretin (ALRT1057 Oral Panretin (ALRT1057) entered a Phase II trial for psoriasis in the United States in September 1995, a Phase IIB trial for myelodysplastic syndrome in Europe in the second quarter of 1996 and a Phase II trial for proliferative vitreo-retinopathy, a serious complication of retinal detachment which can lead to blindness, in the United States in the third quarter of 1996, all on behalf of ALRT. The FDA has approved an application by Ligand, on behalf of ALRT, to have Oral Panretin (ALRT1057) designated an "Orphan Drug" for the treatment of APL.

         There is currently substantial interest among oncologists in the potential of retinoids, as evidenced by the existence of over 60 open protocols at the National Cancer Institute ("NCI") to examine the effects of retinoids on a variety of cancers. A Phase I/II study is currently being conducted by the NCI to evaluate the safety and efficacy of Oral Panretin (ALRT1057) in children with malignancies, and trials are underway sponsored by the NCI to evaluate the safety and efficacy of Oral Panretin (ALRT1057) in patients with lung cancer, cervical cancer and those with breast cancer. There were 25 clinical trials conducted with Panretin in 1996 and early 1997.

         Oral ALRT1550. A very potent RAR agonist, ALRT1550 strongly inhibits growth of several human cancer cell lines. In the fourth quarter of 1996, an IND was submitted and was cleared with no regulatory delay to begin human testing. Phase I/IIA Clinical Trials in advanced cancer began at Sloan-Kettering and Lombardi Comprehensive Cancer Center at Georgetown University in the first quarter of 1997.

         Other ALRT Compounds. ALRT's drug development pipeline includes seven additional retinoid compounds in preclinical evaluation. These include: (i) ALRT1109 and analogues, RAR antagonists for topical use to ameliorate mucocutaneous irritation accompanying therapy for cancer or skin disease with systemic retinoids such as Accutane, Vesanoid, and Oral Panretin (ALRT1057);
(ii) ALRT1455 and analogues, RAR-alpha-selective retinoids for possible use in treating leukemias, lymphoma, and breast cancer; (iii) RXR-selective retinoids including ALRT268 with possible utilities in various metabolic disorders such as diabetes mellitus; and (iv) four additional retinoid receptor selective compounds with possible utilities in various cancers and skin disease.

         Topical Targretin (LGD1069) and Oral Targetin (LGD1069). Ligand has created synthetic retinoids that show distinctive patterns of RR subtype selectivity. Ligand's research indicates that one of these retinoids, Targretin (LGD1069), has a beneficial effect in squamous epithelial growth, showing activity with human skin cells in culture and in a preclinical model of psoriasis. Targretin (LGD1069), which is the first RXR-selective retinoid in clinical development, has shown anti-cancer activity in vitro and in vivo preclinically. Because Targretin (LGD1069) has attractive preclinical effects to induce programmed cell death (apoptosis) in cancer cell lines, Ligand believes it may have utility in solid tumors, such as breast, colon or lung cancer, which grow relatively slowly and therefore respond poorly to conventional cytotoxic chemotherapeutic agents. In vivo preclinical data indicate that Targretin (LGD1069) is orally and topically active and well tolerated. Ligand's research indicates that Targretin (LGD1069) has a pattern of RR subtype activation distinct from that of Panretin (ALRT1057).

         In June 1994, Ligand initiated Phase I/II clinical trials in patients with a form of skin lymphoma or with cutaneous KS with Topical Targretin (LGD1069). In interim data presented by investigations from the University of Cincinnati in December 1996, Topical Targretin (LGD1069) induced responses in 41% of 27 evaluable patients with cutaneous T-cell lymphoma ("CTCL"). In January 1996, the Company presented interim data which showed that Topical Targretin (LGD1069) induced responses in 15% of

46 patients with AIDS-related KS, a result which confirmed earlier interim results presented in September 1995. The Company met with the FDA on trial design and in late 1996 and early 1997 initiated three Phase II/III and pivotal Phase III clinical trials in CTCL; two studies with Oral Targretin (LGD1069) and one with Topical Targretin (LGD1069). All rights to Topical Targretin (LGD1069) are the sole property of Ligand and have not been licensed to ALRT.

         Ligand initiated clinical trials for Oral Targretin (LGD1069) for cancer indications in January 1994. Phase I/IIA trials in patients with advanced cancer were conducted at centers including Sloan-Kettering and the Lombardi Comprehensive Cancer Center at Georgetown University. These studies were designed to gather human safety data and to determine the maximum tolerated dose of Oral Targretin (LGD1069) to facilitate design of Phase IIB and later studies. Phase I/IIA interim trial results of Oral Targretin (LGD1069) were presented by Sloan-Kettering investigators at ASCO in May 1995. The Sloan-Kettering team reported on 33 patients with various cancers treated at oral daily doses up to 140 mg/m(2)/day. No dose limiting toxicities were reported in the study and investigators reported that the bioavailability of the drug is excellent. In April 1996, clinical investigators reported stabiliation of disease in many of their patients with non-small lung cancer (NSCLC). Investigators from the Lombardi Comprehensive Cancer Center at Georgetown University reported eight of 15 lung cancer patients with stable disease in excess of three months. Investigators at Memorial Sloan Kettering Cancer Center reported that eight of 20 lung patients demonstrated stabilization of disease for three to eight-plus months. Georgetown investigators reported results of an ongoing Phase I-IIa human clinical trial on Oral Targretin (LGD 1069) at the annual meeting of the American Association for Cancer Research and investigators from Sloan Kettering reported results of a close Phase I-IIa human clinical trial of Oral Targretin (LGD1069) at the Cancer Institute (NCI) and European Organization for Research and Treatment of Cancer (EORETC) Symposium on New Drugs in Cancer Therapy. The safety profile of Oral Targretin (LGD1069) remains favorable. The drug also has displayed milder side effects than those often seen with other retinoids, and it appears to be well-tolerated at doses which are clinically active. Phase I/IIA studies are continuing. A Phase II/III clinical trial has begun in lung cancer, Phase IIB clinical trials have begun in KS, ovarian cancer, head and neck and prostate cancer, and a Phase II clinical trial has begun in kidney cancer (in combination therapy with interferon alpha). There were nearly 20 trials conducted with Targretin in 1996 and early 1997. All rights to Oral Targretin (LGD1069) are the sole property of Ligand and have not been licensed to ALRT.

         Preclinical studies conducted in 1996 with RXR-selective retinoids such as Oral Targretin (LGD1069) indicate possible utilities in breast cancer and metabolic disorders such as diabetes mellitus. Preclinical studies conducted in 1996 in mouse models of human type II diabetes, a subset of diabetes mellitus, and obesity demonstrated the ability of Targretin (LGD1069) to decrease blood glucose, triglyceride and insulin levels. In a rat model of breast cancer prevention conducted in 1996, Targretin (LGD1069) reduced incidence and tumor frequency at least as well as an estrogen antagonist compared to control, without the undesirable reduction in mean body weight produced by the estrogen antagonist.

         A Phase II multicenter trial in type II diabetes in Europe was initiated with Oral Targretin in the first quarter of 1997. U.S. trials are also expected to begin in 1997. The clinical studies have two main objectives: to study the safety and tolerability of different dose levels of Targretin in type II diabetic patients, and to determine the potential for this RXR agonist to have positive metabolic effects on carbohydrate and /or lipid metabolism in this population. If Phase II studies are successful Ligand expects to enter full development on a registration tract during 1998. Ligand's goal is to initiate a significant pharmaceutical partnership in type II diabetes in 1997 to conduct the development.

SEX STEROIDS

         The primary objective of Ligand's sex steroid program is to define agonists, partial agonists and antagonists of the sex steroid receptors as drugs for hormonally-responsive cancers of men and women, hormone replacement therapies and the treatment and prevention of diseases affecting women's health as well as hormonal disorders prevalent in men. Ligand's programs in the sex steroid areas target (i) development of tissue-selective modulators of the progesterone receptor ("PR") and estrogen receptor ("ER") for uses including various chronic disease indications and (ii) the development of androgen receptor ("AR") agonists and antagonists for use in cancer and other indications. Lead compounds have been identified in each of these project areas. Substantial medicinal chemistry efforts have yielded compounds active in animals as PR and AR modulators. Ligand is pursuing these programs alone and in collaboration with certain partners. In the research phase of a collaboration with Pfizer, an advanced clinical compound in breast cancer and osteoporosis was evaluated and potentially attractive ER modulators were identified as development candidates and backup candidates. In a collaboration with AHP, several advanced sex hormone receptor modulators are progressing in preclinical evaluation. Ligand has filed a patent application on fundamental advances made in understanding sex steroid receptor function with significant drug discovery implications.

         Progesterone Receptor Antagonists and Agonists. The objective of this program is to develop novel PR antagonists, partial agonists and agonists for chronic therapies. As part of this program, Ligand is also pursuing PR agonists and partial agonists with related chemical structures for use in hormone replacement therapy, breast cancer, contraception and other applications in women's health.

         Exploratory clinical research indicates that PR antagonists may have utility in a variety of chronic diseases, including endometriosis and cancer. Although PR antagonists currently are used clinically for acute indications, their use in chronic diseases is likely to be limited by their cross-reaction with the glucocorticoid receptor, which is anticipated to produce adverse side effects with chronic administration. Ligand believes that more selective PR antagonists will be useful in the treatment of many hormone responsive diseases, including gynecological and malignant disorders, such as breast and uterine cancer, uterine fibroids (benign smooth muscle tumors) and endometriosis. Because of the very close structural similarity of the IRs for progesterone and glucocorticoids, it has proven difficult to find noncross-reactive compounds. This has been made more difficult because medicinal chemists have been largely constrained to steroid structures as lead compounds.

         Ligand believes that it has an excellent opportunity, based on its proprietary tools and approaches, to develop a specific PR antagonist that does not cross-react with the IR for glucocorticoids. Ligand has discovered several non-steroidal lead compounds that are PR antagonists. Ligand has also discovered closely related compounds that are full agonists of the PR, which may be useful in breast cancer, contraception and hormone replacement therapy. These lead compounds were detected in Ligand's natural product and defined chemical screening programs using the co-transfection assay and the cloned human PR. Medicinal chemistry efforts at Ligand based on one of these non-steroidal antiprogestin leads have yielded potent, selective compounds with demonstrable antiprogestin pharmacological effects both in vitro in human breast cancer cells and in vivo in rodents.

         In January 1996, AHP exercised its option to include compounds that Ligand had discovered that modulate PRs and to expand the collaboration to encompass the treatment or prevention of osteoporosis through the ER. Ligand's proprietary PR modulators added to the collaboration include three series:
LG1447 PR antagonists, and LG2527 and LG2716 PR agonists. In May 1996, AHP expanded the collaboration further to include four advanced chemical compound series from the Wyeth-Ayerst internal ER-osteoporosis program. See "Tissue Selective Estrogen and Progesterone Agonists."

         Estrogen Agonists. Osteoporosis is a disease characterized by significant loss of bone mass. The disease, which predominantly affects post-menopausal women, leads to a greater susceptibility to traumatic bone fractures and can lead to curved spine ("dowager's hump") or hip fractures in elderly women. The disease is ordinarily treated by giving women therapeutic doses of estrogen or other steroidal analogues of estrogen. Estrogen therapy is a suboptimal treatment of the disease because of significant side effects, including an increased risk of developing uterine cancer. Estrogen therapy is not well tolerated, and over 60% of women abandon the therapy within the first year. Nevertheless, the market for estrogen therapy in the United States alone exceeds $850 million annually and is estimated by Ligand to approximate $1.4 billion worldwide.

         The objective of the collaboration between Ligand and Pfizer was to discover and develop novel therapies for osteoporosis acting through IRs. The program focused on estrogen agonists that have greater tissue specificity for bone than current forms of estrogen replacement therapy. In November 1993, Ligand and Pfizer announced the successful completion of the research phase of their alliance with the identification of a development candidate and backups for the prevention and treatment of osteoporosis. In preclinical studies, the candidates from the program mimic the beneficial effects of estrogen on bone (stabilization of bone mineral density and skeletal integrity) and have an impact on serum lipids often associated with cardioprotection without increasing uterine or breast tissue proliferation. Ligand has been informed that Pfizer intended to file an IND or foreign equivalent for CP336,156 in the fourth quarter of 1996. Ligand is awaiting confirmation from Pfizer.

         Tissue Selective Estrogen and Progesterone Agonists. In addition to the effects of estrogens and progesterones on the reproductive system, estrogens exert a number of other influences in the body, including beneficial effects on the cardiovascular and skeletal systems. After menopause, replacement of lost estrogens is effective but not well tolerated due to adverse side effects. Building on insights emerging from its research, Ligand believes that it has developed a novel approach to achieving tissue selective estrogen or progesterone agonist action. Ligand's approach is not dependent on the existence of receptor subtypes, although subtypes have been demonstrated for the ER and PR which may offer other drug discovery opportunities. Ligand has designed and implemented novel screens which Ligand believes will detect sex steroid receptor agonists with desirable pharmacological profiles. Ligand believes that these compounds will be useful in treating a variety of hormone-responsive diseases, such as endometriosis, uterine fibroids and cancers of the uterus and breast. Additionally, Ligand believes that the compounds emerging from this program can be used in reproductive medicine and hormone replacement therapy.

         In September 1994, Ligand entered into a collaboration with AHP in the area of ER and PR modulators for use in women's health. The objective of this collaborative program is to discover and develop drugs which interact with the ER or PR to produce tissue-selective actions. An important additional aspect of this collaboration is Ligand's right to assay AHP's extensive chemical library for activity against a selected set of targets of Ligand's internal programs. Ligand may select up to 24 lead compounds for internal development to which Ligand has worldwide rights. AHP has agreed to provide up to $21.5 million in research funding to support up to 18 Ligand scientists during the term of the collaboration.

         Androgen Receptor Agonists and Antagonists. The primary objective of this project is to develop novel AR agonists or antagonists for male hormone replacement therapy and the treatment of skin disorders, osteoporosis, prostate cancer and other diseases. The growth of most prostate cancers appears to be stimulated by or dependent upon androgens. The use of androgen antagonists has shown efficacy in the treatment of prostate cancer. Currently, the FDA has approved two androgen antagonists for use in the treatment of prostate cancer and a third is in clinical development. None of these are Ligand compounds. These agents appear to have significant side effects. Ligand believes that there is a substantial medical need for improved androgen modulators for use in the treatment of prostate cancer.

         AR agonists and antagonists with an improved side effect profile may also provide utility in the treatment of benign prostatic hypertrophy, acne, hirsutism, male-pattern baldness and cachexia associated with chronic disease (e.g., cancer, auto-immune disorders and AIDS). Ligand has exclusively licensed patent applications for the cloned human AR and is employing it to identify novel AR agonists and antagonists. Ligand has identified non-steroidal lead compounds from its internal screening programs. An internally directed medicinal chemistry effort has produced potent, selective, patentable AR agonists and antagonists which show pharmacological activity in vivo in rodents. Compounds from these series are being optimized and will be further evaluated as potential preclinical candidates. Ligand intends to pursue the specialty applications emerging from these projects internally, but may seek a collaboration with a pharmaceutical company to exploit broader clinical applications.

CARDIOVASCULAR/METABOLIC DISEASE

         Ligand scientists are exploring the role of certain orphan IRs in disorders affecting the cardiovascular system. Data suggest that these receptors regulate the expression of apolipoprotein A1 ("ApoA1"). ApoA1 is the major protein constituent of high-density lipoprotein ("HDL"), and recent data link increased levels of ApoA1 to prevention of atherosclerosis.

         Another subfamily of orphan IRs, Peroxisome Proliferator Activated Receptors ("PPARs"), have been implicated in lowering plasma levels of very low density lipoproteins and triglycerides. Data implicate PPARs in the mechanism of action of lipid lowering drugs such as Lopid(R). Ligand has discovered three subtypes of this PPAR class and defined novel aspects of their action. The subtype PPAR alpha appears to regulate the metabolism of certain lipids. PPAR alpha agonists may be useful to treat atherosclerosis and diabetes mellitus. PPAR gamma plays roles in fat cell differentiation and cellular responses to insulin. Modulators of PPAR gamma activity (e.g., the glitazone class of insulin sensitizers) may have utilities in the management of diabetes mellitus and/or obesity.

         PPARs function in cells with RXRs as partner proteins. In addition to compounds that act directly on PPARs, which may have utility in various cardiovascular and metabolic disorders, certain retinoids able to activate RXRs (e.g., Oral Targretin (LGD1069) and ALRT620) and indirectly activate PPARs may also have utilities in these disorders. Preclinical animal studies have demonstrated that Oral Targretin (LGD1069)has beneficial effects in animal models of diabetes.

         Ligand has established sophisticated high throughput assays to screen for drug selectivity associated with structural classes of thyroid hormone receptors to identify compounds which could selectively mimic the thyroid hormone's cardioprotective lipid lowering effects without its impact on heart rate and nervous system activity.

         In September 1992, Ligand entered into a collaboration with Glaxo to discover and develop drugs for the prevention or treatment of atherosclerosis and other disorders affecting the cardiovascular system. In collaboration with Glaxo, Ligand is working to discover drugs which produce beneficial alterations in lipid and lipoprotein metabolism in projects focused on (i) regulation of cholesterol biosynthesis and expression of a receptor which removes cholesterol from the blood stream, (ii) the IRs influencing circulating ADL levels, and (iii) PPARs, the subfamily of IRs activated by the clofibrate class of lipid lowering drugs, Lopid and Atromid-S. The collaboration with Glaxo has also identified a novel lead structure that activates selected PPAR subfamily members.

         Ligand and Glaxo have screened compounds to identify potential lead compounds. A lead compound showing in vivo activity in rodents has been selected for lowering low-density lipoprotein ("LDL") cholesterol by up-regulating LDL receptor gene expression in liver cells. Once leads are identified, Glaxo has primary responsibility for pharmacology, medicinal chemistry to optimize the drug candidates, preclinical testing and for conducting clinical trials of the drug candidates for marketing approval by the FDA and certain other regulatory agencies.

INFLAMMATORY DISEASE

         Ligand is utilizing three innovative approaches to discover drugs for the treatment of inflammation. Two approaches are being pursued in partnership with Abbott and a third approach is being pursued in collaboration with Sankyo. These programs and approaches target diseases such as rheumatoid arthritis, asthma and reperfusion injury.

         In collaboration with Abbott, Ligand is seeking novel small molecule anti-inflammatory drugs. The collaborative program includes (i) several approaches to discovering modulators of glucocorticoid receptor activity that are better than currently known anti-inflammatory steroids such as hydrocortisone and dexamethasone and (ii) approaches to the discovery of blockers of the actions of the inflammation-promoting cytokines, interferon alpha and interferon gamma, through inhibition of their STAT-mediated signal transduction. A number of lead compounds have been identified and are currently being optimized for further drug development.

         In collaboration with Sankyo, Glycomed scientists are synthesizing and testing compounds that block the adhesion of white blood cells to tissue. Some forms of inflammation are thought to be maintained by continued accumulation of white blood cells at sites of tissue injury. This accumulation is caused by adhesion of the white cells to the endothelial linings of blood vessels in the injured tissue. Research suggests the inflammatory process can be blocked by interfering with white blood cell adhesion, thus reducing tissue localization of the white cells. Inhibiting this process at its early stages by blocking the action of selectins (cell surface proteins mediating adhesion) may provide potent treatments for a variety of acute and chronic inflammatory diseases such as rheumatoid arthritis and asthma. Two lead compound series show improved potency over the natural adhesion ligands and a potential third lead series is currently under evaluation.

         Galardin(TM) (GM6001). MMPIs are also potent inhibitors of a class of enzymes involved in the degradation of proteoglycans and collagen. Galardin, a metalloproteinase inhibitor, is a small, easily-synthesizable molecule that has demonstrated effectiveness at very low concentrations in the prevention of corneal ulceration in animals following alkali injury to the eye. The MMPI Galardin was the first compound for which Glycomed filed an IND. Glycomed received Orphan Drug designation for Galardin in December 1991 and completed enrollment for the Phase II/III clinical trials in July 1994. The study, involving over 500 patients with corneal injury, produced the statistically significant finding that Galardin treatment reduced the number of patients in which perforation of the cornea developed in the period after injury. In contrast, the results of this Phase II/III study of Galardin in corneal injury did not demonstrate a statistically significant impact of Galardin, applied topically in the eye, on the rate of healing of corneal ulcers, the principal intended study endpoint. Perforation is caused by destruction of the full thickness of the cornea. It is one of the most serious complications associated with corneal ulcers and can lead to blindness. Corneal perforation is a significant risk for an estimated 120,000 of the patients with corneal ulcers in the United States each year. Sankyo has Galardin in Phase II trials in Japan and Ligand is seeking a partner to further the development and commercialization of Galardin for ophthalmic use. Composition of matter and use patents (in corneal ulceration) have been issued in the United States.

         In February 1994, Glycomed signed a License Agreement with Sankyo for all ophthalmic indications in the Far East for Galardin and analogues, while Glycomed has retained rights in the rest of the world.

STATs

         The recent discovery of the role of STATs and JAKs explains the mechanism through which many cytokines modulate gene expression and cellular function. The cytokines that produce cellular responses through the STAT/JAK pathway include the interferons, most of the interleukins, the hematopoietic growth factors, growth hormone and leptin.

         Ligand's STAT/JAK signaling programs are focused on applications for inflammation, infection, transplant rejection, allergy and blood cell deficiencies induced in patients receiving chemotherapy. Ligand's first collaborative effort to utilize the STAT/JAK approach to drug discovery is with Abbott in the field of inflammation. Ongoing screening in this program has led to the selection of a lead compound for interferon antagonist activity.

         Ligand's second collaboration in the STAT/JAK area is with SmithKline Beecham to discover and characterize small molecule, orally bioavailable drugs to enhance the formation and development of blood cells (hematopoiesis). Working together, Ligand and SmithKline Beecham scientists were able to validate a STAT/JAK-based high throughput screen for hematopoietic growth factors, thus achieving the first milestone of the collaboration in under nine months. Based on this and additional collaborative work, the research teams of SmithKline Beecham and Ligand are exploiting recent insights into the roles of JAKs and STATs in mediating hematopoietic growth factor signal transduction and blood cell formation. The Company's goal is to discover orally active compounds that effectively enhance blood cell formation in a variety of anemias and after cancer therapy. Several lead compounds have been identified. In January 1997, SmithKline Beecham and Ligand expanded the collaboration to include screens aimed at discovering small molecule mimics of thrombopoietin to stimulate blood platelet production.

         Ligand's internal STATs research group is focused on the discovery of new leads with potential utility as cancer therapeutics and the development of high throughput screens for agonists and/or antagonists of therapeutically relevant cytokines that use the STAT/JAK pathway. Current efforts have allowed the Company to identify the components required for high throughput screening for IL-4 antagonists to treat allergy and asthma and IL-12 antagonists to treat transplant rejections and autoimmine diseases such as rheumatoid arthritis.

RESEARCH AND DEVELOPMENT EXPENSES

         Research and development expenses were $59.5 million, $41.6 million and $27.2 million in fiscal 1996, 1995 and 1994, respectively, of which approximately 38%, 41% and 51%, respectively, was sponsored by the Company and the remainder of which was funded pursuant to product development collaboration arrangements. See "Strategic Alliances."

IN-LICENSED PRODUCTS

PHOTOFRIN(R)

         In March 1995, Ligand acquired from QLT exclusive Canadian marketing rights to PHOTOFRIN, porfimer sodium, a laser-activated drug for use in photodynamic therapy for esophageal and superficial bladder cancer. In July 1995, Ligand, through its wholly-owned Canadian subsidiary Ligand Canada, began distribution of PHOTOFRIN. There are over 3,500 new cases of superficial bladder cancer and 1,200 new cases of esophageal cancer diagnosed each year in Canada. Ligand Canada also has rights to sell the product for any other approved indications in Canada. PHOTOFRIN has been approved in the United States in esophageal cancer, in the Netherlands for lung and esophageal cancers and in Japan for early-stage lung, esophageal, gastric and cervical cancers.

Proleukin(R)

         In September 1994, Ligand entered into an agreement with Cetus Oncology to exclusively market in Canada Proleukin, its recombinant human Interleukin-2 (aldesleukin) for the treatment of kidney cancer. In April 1995, Ligand Canada began distribution of Proleukin. It is also being tested with alpha interferon to determine if additional indications are feasible. There are nearly 5,000 new cases of kidney cancer reported in Canada each year.

         The Company has initiated Phase IV trials in Canada with both Proleukin and PHOTOFRIN to further characterize the drugs clinically and facilitate broader acceptance of both products.

STRATEGIC ALLIANCES

         SmithKline Beecham Corporation. In February 1995, Ligand entered into a collaborative agreement with SmithKline Beecham providing for a three-year research program (with an option to extend the program for two years at SmithKline Beecham's election) to utilize Ligand's proprietary STATs technology to discover and characterize small molecule, orally bioavailable drugs to control hematopoiesis (the formation and development of blood cells). Under the terms of the agreement, SmithKline Beecham has been granted exclusive worldwide rights for products resulting from the collaboration in certain targeted areas. In exchange, SmithKline Beecham has agreed to provide Ligand up to $9.0 million in research funding and up to $12.5 million in equity investments. This amount includes an initial equity investment of $5.0 million in Common Stock. In November 1995, a second equity investment of $2.5 million in Ligand's Common Stock was provided to Ligand upon the achievement of certain milestones. A third equity investment of $2.5 million would be provided to Ligand upon SmithKline Beecham's election to expand the scope of research as defined. This election was exercised by SmithKline Beecham in January 1997 to include screens aimed at discovering small molecule mimics of thrombopoietin. The final installment of $2.5 million will be provided at SmithKline Beecham's option as a convertible note or an equity investment if SmithKline Beecham elects to further expand the scope of research as defined or elects to extend the collaboration. SmithKline Beecham will make additional milestone payments to Ligand as compounds progress in clinical development and will also make royalty payments on product sales. Ligand has the right to select up to three compounds related to hematopoietic targets for development as anti-cancer products other than those compounds selected for development by SmithKline Beecham. SmithKline Beecham has the option to co-promote these products with Ligand in North America and to develop and market them outside North America. SmithKline Beecham can terminate the research program upon 60 days notice in the event of any breach by Ligand or upon six months notice at any time after August 1996. As of December 31, 1996, SmithKline Beecham had funded approximately $4.5 million of the total of $9.0 million in potential research funding under the agreement.

         American Home Products Corporation. In September 1994, Ligand entered into a collaborative research agreement with AHP providing for a three-year research program (with an option to extend the program for two years at AHP's election) to discover and develop drugs which interact with estrogen or progesterone receptors for use in hormone replacement therapy, anti-cancer therapy, gynecological diseases, central nervous system disorders associated with menopause and fertility control. AHP has been granted exclusive worldwide rights to all products discovered in the collaboration that are agonists or antagonists to the PRs and ERs for application in the fields of women's health and cancer therapy. Under the agreement, AHP agreed to provide up to $21.5 million in research funding and up to $25.0 million in equity and convertible notes, in addition to milestone and royalty payments to Ligand for such products. An important additional aspect of this collaboration is Ligand's right to assay AHP's extensive chemical library for activity against a selected set of targets of Ligand's internal programs. Ligand may select up to 24 lead compounds for internal development to which Ligand has worldwide rights. AHP made a $5.0 million equity investment in Ligand and provided $10.0 million to Ligand in the form of a convertible note. In the second quarter of 1995, Ligand had achieved certain milestones which qualified the Company to receive the second installment of a $5.0 million convertible note which the Company elected to receive in December 1996. A final convertible note installment of $5.0 million will be provided if AHP exercises its option to extend the period of collaboration from three to five years. The first two notes issued to AHP are convertible into the Company's Common Stock at $10.01 per share and the final note is convertible at $10.88 per share. The conversion prices are subject to adjustment if certain dilutive events occur to outstanding Common Stock. In July 1996 and again in January 1997, the Company elected to convert $3.8 million of the convertible notes outstanding into 374,626 shares of Common Stock for a total of 749,252 shares at the $10.01 conversion price.

         In January 1996, AHP exercised its option to include compounds discovered by Ligand that modulate PRs and to expand the collaboration to encompass the treatment or prevention of osteoporosis through the ER. In connection with the exercise of the option, the Company received $2.5 million in additional research revenue and funding commitments. Ligand's proprietary PR modulators added to the collaboration include three series: LG1447 PR antagonists, LG2527 and LG2716 PR agonists. In May 1996, AHP expanded the collaboration to include four advanced chemical compound series from its internal ER-osteoporosis program. As of December 31, 1996, AHP had funded approximately $12.6 million of the total of $21.5 million in potential research funding under the agreement.

         Abbott Laboratories. In July 1994, Ligand entered into a collaborative research agreement with Abbott providing for a five-year research program to discover and develop small molecule compounds for the prevention or treatment of inflammatory diseases. Under the agreement, research funding provided by Abbott may total up to approximately $16.0 million. Abbott has also committed significant internal resources to the collaboration. Abbott was granted exclusive worldwide rights for all products discovered in the collaboration for use in inflammation. Ligand was granted exclusive worldwide rights for all anti-cancer products discovered in the collaboration. Abbott will make milestone and royalty payments on products targeted at inflammation resulting from the collaboration, while Ligand will make milestone and royalty payments on products targeted at anti-cancer resulting from the collaboration. Each party will be responsible for the development, registration and commercialization of the products in its respective field. Abbott made an initial $5.0 million equity investment in Ligand and purchased an additional $5.0 million of equity in August

1995. Abbott can terminate the research program at any time upon 90 days notice in the event of any breach by Ligand or upon four months notice at any time. As of December 31, 1996, Abbott had funded approximately $6.3 million of the total of $16.0 million in potential research funding under the agreement.

         Sankyo Company Limited. As part of the Glycomed acquisition, the Company acquired a collaborative research agreement with Sankyo which Glycomed had entered into in June 1994 providing for a three-year research program. Under the agreement, Sankyo reimburses a portion of the Company's research expenses related to the collaboration up to an aggregate of $8.0 million. The agreement also provides that upon being presented with a target compound arising from the research collaboration with the Company, Sankyo will notify the Company whether it wishes to pursue development of the compound. If Sankyo exercises its option to develop the compound, the Company and Sankyo will negotiate in good faith the terms and conditions for an option and license agreement and Sankyo will make additional milestone payments. In connection with the collaborative research agreement, in September 1995, Sankyo purchased $1.5 million of the Company's Common Stock. Sankyo can terminate the research program at any time upon 30 days notice in the event of any breach by Glycomed. As of December 31, 1996, Sankyo had funded approximately $6.7 million, of which $4.4 million has been funded since the Merger, of the total of $8.0 million in potential research funding under the agreement.

         Glaxo-Wellcome plc. In September 1992, Ligand entered into a five-year collaborative research agreement with Glaxo to develop drugs for the prevention or treatment of cardiovascular disease. The collaboration significantly enhances Ligand's pharmacological, medicinal chemistry and clinical development resources related to cardiovascular disease. Glaxo has committed significant internal resources to the collaboration and will fund one-half of Ligand's research expenses to support 18 Ligand scientists assigned to the collaboration. Ligand and Glaxo will screen compounds to identify potential lead compounds. Once leads have been identified, Glaxo will have primary responsibility for pharmacology, medicinal chemistry to optimize the drug candidates and preclinical testing. Glaxo also has responsibility for conducting clinical trials of the drug candidates for marketing approval by the FDA and certain other regulatory agencies. Ligand will receive milestone payments as compounds progress through the development cycle and a royalty on any commercialized products. Ligand has retained the right to develop and commercialize products arising from the collaboration in markets not exploited by Glaxo or where Glaxo is not developing a product for the same indication. Glaxo has made a total of $10.0 million in equity investments in Ligand. Glaxo can terminate the research program at any time upon 180 days notice in the event of any breach by Ligand. In connection with the agreement, Glaxo purchased $7.5 million of the Company's Common Stock. Glaxo also purchased $2.5 million of the Company's Common Stock as part of the Company's initial public offering. As of December 31, 1996, Glaxo had funded approximately $7.8 million of the total of $10.0 million in potential research funding under the agreement.

         Allergan, Inc. In June 1992, Ligand and Allergan formed the Joint Venture, owned 50 percent by each party, to discover, develop and commercialize retinoid drugs. In December 1994, the Company and Allergan formed ALRT to continue the research and development activities previously conducted by the Joint Venture. In June 1995, the Company and ALRT completed a public offering of 3,250,000 units (the "Units") with aggregate proceeds of $32.5 million (the "ALRT Offering") and cash contributions by Allergan and Ligand of $50.0 million and $17.5 million, respectively, providing for net proceeds of $94.3 million for retinoid product research and development. Each Unit consisted of one share of ALRT's callable common stock and two warrants, each warrant entitling the holder to purchase one share of Common Stock of the Company. Immediately prior to the consummation of the ALRT Offering, Allergan Pharmaceuticals (Ireland) Ltd., Inc. ("Allergan Ireland") made a $6.0 million investment in the Company's Common Stock. As part of the ALRT Offering, all rights held by the Joint Venture were licensed to ALRT. The Company, Allergan and ALRT entered into certain other various agreements in connection with the funding of ALRT, including, a Technology License Agreement, a Research and Development Agreement, a Commercialization Agreement, Services and Administrative Agreements, an option to acquire certain assets related to Oral and Topical Panretin (ALRT1057) (the "ALRT1057 Option") and an option to acquire all the outstanding shares of ALRT callable common stock (the "ALRT Stock Purchase Option"), pursuant to which Ligand and Allergan perform development work on certain retinoid compounds. ALRT can terminate the Research and Development Agreement at any time after a breach by Ligand or Allergan, subject to the right of the nonbreaching party to assume the obligations of the breaching party within 20 days of receipt of notice of the breach. The ALRT1057 Option is exercisable at prices ranging from $21.4 million to $36.2 million (of which $18.7 million to $31.7 million is payable by Ligand) at any time beginning June 1997 and ending the earlier of 90 days after regulatory approval for the commercial sale of Oral Panretin (ALRT1057) or Topical Panretin (ALRT1057) and June 2000. The ALRT1057 Option must be exercised by both Ligand and Allergan. As a result, Ligand can exercise the ALRT1057 Option only if Ligand and Allergan each conclude that the exercise of the ALRT1057 Option is in both of their best interests. In addition, pursuant to the ALRT Stock Purchase Option Ligand is entitled to purchase all ALRT callable common stock at prices ranging from $71.4 million to $120.7 million at any time between June 1997 and June 2000. If Ligand exercises the ALRT Stock Purchase Option, Allergan has an option to purchase an undivided 50% interest in all of the assets of ALRT at prices ranging from $8.9 million to $15.0 million. Since 1992, Allergan Ireland, a wholly owned subsidiary of Allergan, has made $30.0 million in equity investments in Ligand. As of December 31, 1996, ALRT had provided approximately $30.6 million in research funding to Ligand under the Research and Development Agreement. Based on the current level of product development expenditures, ALRT has announced that it could use substantially all of the funds available for research and development in late 1997 or early 1998, which would trigger the ALRT Stock Purchase Option. The Company has made no determination concerning the exercise of either the ALRT1057 option or the ALRT Stock Purchase Option.

         Pfizer Inc. In May 1991, Ligand entered into a five-year collaborative research and development and license agreement with Pfizer to develop better alternative therapies for osteoporosis. Pfizer agreed to provide up to $3.0 million per year in research funding to Ligand in addition to committing significant internal resources. In November 1993, Ligand and Pfizer announced the successful completion of the research phase of their alliance with the identification of a development candidate and backups for the prevention and treatment of osteoporosis. In preclinical studies, the candidates from the program mimic the beneficial effects of estrogen on bone and have an impact on blood serum lipids often associated with cardiac benefits without increasing uterine or breast tissue proliferation. Under the terms of the collaboration, Pfizer has primary responsibility for pharmacology, medicinal chemistry to optimize the drug candidates, preclinical testing, and clinical trials of drug candidates for marketing approval by the FDA and certain other regulatory agencies. Ligand has granted Pfizer exclusive worldwide rights to manufacture and market any compounds jointly developed for osteoporosis. Ligand is to receive up to $7.5 million in milestone payments as development objectives are achieved, in addition to royalties on sales of successful drugs that emerge from the alliance. As of December 31, 1993, Pfizer had made a total of $7.5 million of equity investments in Ligand and had funded approximately $9.4 million in research funding.

         In December 1994, Ligand filed suit against Pfizer in the Superior Court of California in San Diego County for breach of contract and for a declaration of future rights as they relate to droloxifene, a compound upon which Ligand performed work at Pfizer's request during the collaboration between Pfizer and Ligand to develop drugs in the field of osteoporosis. Droloxifene is an estrogen antagonist/partial agonist with potential indications in the treatment of osteoporosis and breast cancer as well as other applications. Ligand and Pfizer entered into a settlement agreement with respect to the lawsuit in April 1996. Under the terms of the settlement agreement, Ligand is entitled to receive milestone payments if Pfizer continues development and royalties if Pfizer commercializes droloxifene. At the option of either party, milestone and royalty payments owed Ligand can be satisfied by Pfizer transferring to Ligand shares of Common Stock at an exchange ratio of $12.375 per share. To date, Ligand has received approximately $1.3 million in milestone payments from Pfizer as a result of the continued development of droloxifene. These milestones were paid in the form of an aggregate of 101,011 shares of Common Stock, which were subsequently retired from treasury stock in September 1996. According to announcements by Pfizer, droloxifene has entered Phase II clinical trials for osteoporosis and Phase III clinical trials for breast cancer.

         The Salk Institute of Biological Studies. In October 1988, Ligand established an exclusive relationship with The Salk Institute which is one of the leading research centers in the area of IR technology. Dr. Ronald Evans, who cloned and characterized the first IR in 1985 and who invented the co-transfection assay used by Ligand, is a professor in the Gene Expression Laboratory of The Salk Institute and an Investigator of the Howard Hughes Medical Institute. Under the agreement, Ligand has an exclusive, worldwide license to the intracellular receptor technology developed by Dr. Evans' laboratory at The Salk Institute. Subject to compliance with the terms of the agreement, the term of the license extends for the life of the patents covering such developments.

         Under the agreement, Ligand made an initial payment to The Salk Institute and issued shares of Common Stock as partial consideration for the license. Ligand is also obligated to make certain royalty payments based on sales of certain products developed using the licensed technology, as well as certain minimum annual royalty payments.

         Ligand also entered into exclusive consulting agreements with Dr. Evans that continue through July 1998. Under these agreements, Dr. Evans has purchased Common Stock and has been granted options to purchase Common Stock. As a consultant, Dr. Evans meets on a regular basis with Company personnel to review ongoing research and to assist Ligand in defining the technical objectives of future research. Dr. Evans is also involved in identifying new developments made in other leading academic laboratories which relate to Ligand's research interests. Dr. Evans serves as Chairman of Ligand's Scientific Advisory Board.

         Baylor College of Medicine. In January 1990, Ligand established an exclusive relationship with Baylor, which is a leading center of IR technology. Dr. Bert W. O'Malley is a professor and the Chairman of the Center for Reproductive Biology at Baylor and leads IR research at that institution. Important features of Ligand's co-transfection assay were developed in Dr. O'Malley's laboratory and are exclusively licensed by Ligand. Ligand has entered into a series of agreements with Baylor under which it has an exclusive, worldwide license to IR technology developed at Baylor and to future improvements made in Dr. O'Malley's laboratory through March 1997. Subject to compliance with the terms of the agreements, the term of the license may extend for the life of the patents covering such developments.

         Ligand works closely with Dr. O'Malley and Baylor in scientific IR research, particularly in the area of sex steroids and orphan IRs. Under the agreement, Ligand is obligated to make payments to Baylor College of Medicine in support of research done in Dr. O'Malley's laboratory for the period from April 1992 through March 1997. Ligand is also obligated to make certain royalty payments based on the sales of products developed using the licensed technology. Ligand also entered into an exclusive consulting agreement with Dr. O'Malley through September 1996. Dr. O'Malley is a member of Ligand's Scientific Advisory Board. Dr. O'Malley has purchased Common Stock and has been granted options to purchase Common Stock.

         Rockefeller University. In September 1992, Ligand entered into a worldwide, exclusive license agreement with Rockefeller University and exclusive consulting agreements with Dr. James Darnell of Rockefeller University and Dr. David Levy of NYU to develop and commercialize certain technology involving STATs to control gene expression. Dr. Darnell is one of the leading investigators of the control of gene expression by STATs. Rockefeller University will receive (i) payments upon the transfer of the technology to Ligand and upon the first four anniversary dates of the agreement, (ii) a royalty on any commercialized products and (iii) subject to a vesting schedule, shares of Common Stock and warrants to purchase shares of Common Stock. In consideration of related technology assigned by NYU to Rockefeller University and covered by the license agreement with Ligand, NYU received, subject to a vesting schedule, shares of Common Stock and warrants to purchase shares of Common Stock. Subject to a vesting schedule tied to their consulting agreements, Dr. Darnell and Dr. Levy received shares of Common Stock. In addition, in October 1994 Ligand granted Dr. Darnell options to purchase shares of Common Stock.

         In addition to the collaborations discussed above, the Company also has a number of other consulting, licensing, development and academic agreements by which it strives to advance its technology.

PATENTS AND PROPRIETARY RIGHTS

         Ligand believes that patents and other proprietary rights are important to its business. Ligand's policy is to file patent applications to protect technology, inventions and improvements to its inventions that are considered important to the development of its business. Ligand also relies upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain its competitive position.

         To date, Ligand has filed or participated as licensee in the filing of over 190 currently pending patent applications in the United States relating to Ligand's technology, as well as foreign counterparts of certain of these applications in many countries. In addition, Ligand is the exclusive licensee to rights covered by 150 patents issued or allowed worldwide to The Salk Institute, Baylor and other licensors. Subject to compliance with the terms of the respective agreements, Ligand's rights under its license with The Salk Institute, and other exclusive licensors, extend for the life of the patents covering such developments.

         The patent positions of pharmaceutical and biotechnology firms, including Ligand, are uncertain and involve complex legal and factual questions for which important legal principles are largely unresolved. In addition, the coverage claimed in a patent application can be significantly reduced before or after a patent is issued. The situation is also affected by the fact that the patent law of the United States is changed from time to time. For example, during 1995, the patent term was changed from 17 years from patent grant to 20 years from the filing date of the application for patent. Since a patent has no effect until granted, and because the time during which a patent application spends before the Patent Office cannot be predicted, the actual term of a patent cannot be known until it is granted and that term may be substantially less than the 17 years allowed under former law. Also during 1995, certain advantages of U.S. inventors over foreign inventors were eliminated from the patent law. There are currently pending before the Congress other changes to the patent law which may adversely affect pharmaceutical and biotechnology firms. The extent to which the changes made in 1995 and changes which might occur if pending legislation is adopted would affect the operations of Ligand cannot be ascertained. There can be no assurance that any patent applications will result in the issuance of patents or, if any patents are issued, that they will provide significant proprietary protection or, instead, will be circumvented or invalidated. Since under current law patent applications in the United States are maintained in secrecy until foreign counterparts, if any, publish or patents issue and since publication of discoveries in the scientific or patent literature often lag behind actual discoveries, Ligand cannot be certain that it or any licensor was the first creator of inventions covered by pending patent applications or that it or such licensor was the first to file patent applications for such inventions. Moreover, Ligand might have to participate in interference proceedings declared by the U.S. Patent and Trademark Office to determine priority of invention, which could result in substantial cost to Ligand, even if the eventual outcome were favorable to Ligand. There can be no assurance that Ligand's patents or those of its licensors, if issued, would be held valid by a court or that a competitor's technology or product would be found to infringe such patents.

         A number of pharmaceutical and biotechnology companies, and research and academic institutions have developed technologies, filed patent applications or received patents on various technologies that may be related to Ligand's business. Some of these technologies, applications or patents may conflict with Ligand's technologies or patent applications. Such conflict could limit the scope of the patents (if any) that Ligand may be able to obtain or result in the denial of Ligand's patent applications. In addition, if patents that cover Ligand's activities are issued to other companies, there can be no assurance that Ligand would be able to obtain licenses to these patents at a reasonable cost or be able to develop or obtain alternative technology.

         Ligand also relies upon trade secret protection for its confidential and proprietary information. There can be no assurance that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to Ligand's trade secrets or disclose such technology or that Ligand can meaningfully protect its trade secrets.

         It is Ligand's policy to require its employees, consultants, members of the Scientific Advisory Board and parties to collaborative agreements to execute confidentiality agreements upon the commencement of employment or consulting relationships or a collaboration with Ligand. These agreements provide that all confidential information developed or made known during the course of the relationship with Ligand is to be kept confidential and not disclosed to third parties except in specific circumstances. In the case of employees, the agreements provide that all inventions resulting from work performed for Ligand, utilizing property of Ligand or relating to Ligand's business and conceived or completed by the individual during employment shall be the exclusive property of Ligand to the extent permitted by applicable law. There can be no assurance, however, that these agreements will provide meaningful protection of Ligand's trade secrets or adequate remedies in the event of unauthorized use or disclosure of such information.

SALES AND MARKETING

         The creation of infrastructure to commercialize products is a difficult, expensive and time-consuming process. Ligand currently has no sales and only limited marketing capability outside Canada. To market any of its products directly, the Company will need to develop a marketing and sales force with technical expertise and distribution capability or contract with other pharmaceutical and/or health care companies with distributions systems and direct sales forces. There can be no assurance that the Company will be able to establish direct or indirect sales and distribution capabilities or be successful in gaining market acceptance for proprietary products or for other products. To the extent the Company enters into co-promotion or other licensing arrangements, any revenues received by the Company will be dependent on the efforts of third parties, and there can be no assurance that any such efforts will be successful.

         In September 1994, Ligand was appointed by Cetus Oncology as the sole distributor of Proleukin(R), an oncology product, within Canada for a five-year period beginning on the date of the first sale of Proleukin(R) by Ligand in Canada. Ligand paid Cetus Oncology $250,000 upon execution of the agreement and made an additional milestone payment of $250,000 to Cetus Oncology upon the receipt of government approval for the sale of Proleukin(R) in Canada. In accordance with the agreement, Ligand initially hired three sales representatives to market Proleukin(R) in Canada.

         In March 1995, Ligand was also appointed by QLT as the sole distributor, within Canada of PHOTOFRIN(R), a product for the treatment of esophageal and superficial bladder cancer. The agreement covers an initial 10 year period beginning on the date of the first sale of PHOTOFRIN(R) by Ligand in Canada. Ligand paid QLT $180,800 upon execution of the agreement with future payments based on sales volume.

MANUFACTURING

         Ligand currently has no manufacturing facilities, and accordingly relies on third parties, including its collaborative partners, for clinical or commercial production of any compounds under consideration as products. Ligand is currently constructing and validating a current Good Manufacturing Practices ("cGMP") pilot manufacturing capability in order to produce sufficient quantities of products for preclinical testing and initial clinical trials. If Ligand is unable to develop or contract on acceptable terms for manufacturing services, Ligand's ability to conduct preclinical testing and human clinical trials will be adversely affected, resulting in the delay of submission of products for regulatory approval and delay of initiation of new development programs, which in turn could materially impair Ligand's competitive position. Although drugs acting through IRs and STATs have been manufactured on a commercial scale by other companies, there can be no assurance that Ligand will be able to manufacture its products on a commercial scale or that such products can be manufactured by Ligand or any other party on behalf of Ligand at costs or in quantities to make commercially viable products.

GOVERNMENT REGULATION

         The manufacturing and marketing of Ligand's products and its ongoing research and development activities are subject to regulation for safety and efficacy by numerous governmental authorities in the United States and other countries. In the United States, pharmaceuticals are subject to rigorous regulation by federal and various state authorities, including FDA. The Federal Food, Drug, and Cosmetic Act and the Public Health Service Act govern the testing, manufacture, safety, efficacy, labeling, storage, record keeping, approval, advertising and promotion of Ligand's products. There are often comparable regulations which apply at the state level. Product development and approval within this regulatory framework takes a number of years and involves the expenditure of substantial resources.

         The steps required before a pharmaceutical agent may be marketed in the United States include (i) preclinical laboratory and animal tests, (ii) the submission to the FDA of an IND, which must become effective before human clinical trials may commence, (iii) adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug, (iv) the submission of a New Drug Application ("NDA") to the FDA and (v) the FDA approval of the NDA prior to any commercial sale or shipment of the drug. A company must pay a one time user fee for NDA submissions, and annually pay user fees for each approved product and manufacturing establishment. In addition to obtaining FDA approval for each product, each domestic drug manufacturing establishment must be registered with the FDA and in California, with the Food and Drug Branch of California. Domestic manufacturing establishments are subject to preapproved inspections by the FDA prior to marketing approval and then to biennial inspections and must comply with cGMP. To supply products for use in the United States, foreign manufacturing establishments must comply with cGMP and are subject to periodic inspection by the FDA or by regulatory authorities in such countries under reciprocal agreements with the FDA.

         Preclinical tests include laboratory evaluation of product chemistry and animal studies to assess the safety and efficacy of the product and its formulation. The results of the preclinical tests are submitted to the FDA as part of an IND, and unless the FDA objects, the IND will become effective 30 days following its receipt by the FDA.

         Clinical trials involve the administration of the pharmaceutical product to healthy volunteers or to patients identified as having the condition for which the pharmaceutical is being tested. The pharmaceutical is administered under the supervision of a qualified principal investigator. Clinical trials are conducted in accordance with protocols previously submitted to the FDA as part of the IND that detail the objectives of the study, the parameters used to monitor safety and the efficacy criteria that are being evaluated. Each clinical study is conducted under the auspices of an Institutional Review Board ("IRB") at the institution at which the study is conducted. The IRB considers, among other things, ethical factors, the safety of the human subjects and the possible liability risk for the institution.

         Clinical trials are typically conducted in three sequential phases that may overlap. In Phase I, the initial introduction of the pharmaceutical into healthy human volunteers, the emphasis is on testing for safety (adverse effects), dosage tolerance, metabolism, distribution, excretion and clinical pharmacology. Phase II involves studies in a limited patient population to determine the efficacy of the pharmaceutical for specific targeted indications, to determine dosage tolerance and optimal dosage and to identify possible adverse side effects and safety risks. Once a compound is found to be effective and to have an acceptable safety profile in Phase II evaluations, Phase III trials are undertaken to evaluate clinical efficacy further and to further test for safety within an expanded patient population at multiple clinical study sites. The FDA reviews both the clinical plans and the results of the trials and may discontinue the trials at any time if there are significant safety issues.

         The results of the preclinical and clinical trials are submitted to the FDA in the form of an NDA for marketing approval. The testing and approval process is likely to require substantial time and effort and there can be no assurance that any approval will be granted on a timely basis, if at all. The approval process is affected by a number of factors, including the severity of the disease, the availability of alternative treatments and the risks and benefits demonstrated in clinical trials. Additional animal studies or clinical trials may be requested during the FDA review process and may delay marketing approval. After FDA approval for the initial indications, further clinical trials would be necessary to gain approval for the use of the product for any additional indications. The FDA may also require post-marketing testing to monitor for adverse effects, which can involve significant expense.

         The results of preclinical studies and initial clinical trials are not necessarily predictive of results that will be obtained from large-scale clinical trials, and there can be no assurance that clinical trials of any product under development will demonstrate the safety and efficacy of such product or will result in a marketable product. The safety and efficacy of a therapeutic product under development by the Company must be supported by extensive data from clinical trials. A number of companies have suffered significant setbacks in advanced clinical trials, despite promising results in earlier trials. The failure to demonstrate adequately the safety and efficacy of a therapeutic drug under development would delay or prevent regulatory approval of the product and could have a material adverse effect on the Company. In addition, the FDA may require additional clinical trials, which could result in increased costs and significant development delays.

         The rate of completion of clinical trials of the Company's products is dependent upon, among other factors, obtaining adequate clinical supplies and the rate of patient accrual. Patient accrual is a function of many factors, including the size of the patient population, the proximity of patients to clinical sites and the eligibility criteria for the trial. Delays in planned patient enrollment in clinical trials may result in increased costs, program delays or both, which could have a material adverse effect on the Company. In addition, some of the Company's current corporate partners have certain rights to control the planning and execution of product development and clinical programs, and there can be no assurance that such corporate partners' rights to control aspects of such programs will not impede the Company's ability to conduct such programs in accordance with the schedules and in the manner currently contemplated by the Company for such programs. There can be no assurance that, if clinical trials are completed, the Company will submit an NDA with respect to any potential products or that any such application will be reviewed and approved by the FDA in a timely manner, if at all.

         For both currently marketed and future products, failure to comply with applicable regulatory requirements after obtaining regulatory approval can, among other things, result in the suspension of regulatory approval, as well as possible civil and criminal sanctions. In addition, changes in existing regulations could have a material adverse effect on Ligand.

         A drug that receives Orphan Drug designation by the FDA and is the first product to receive FDA marketing approval for its product claim is currently entitled to a seven-year exclusive marketing period in the United States for that product claim. A drug that is considered by the FDA to be different than a particular Orphan Drug, however, is not barred from sale in the United States during such seven-year exclusive marketing period. The FDA has approved an application by Ligand on behalf of ALRT to have Oral Panretin (ALRT1057) designated an "Orphan Drug" for the treatment of APL. Ligand is preparing additional applications for Orphan Drug designations in other indications. Congress is currently considering significant changes to the Orphan Drug Act, including a reduction in the exclusive marketing period from seven years to four years, with the possibility of a three-year extension for certain drugs.

         For marketing outside the United States before FDA approval to market, the Company must submit an export permit application to the FDA. The Company also will be subject to foreign regulatory requirements governing human clinical trials and marketing approval for drugs. The requirements relating to the conduct of clinical trials, product licensing, pricing and reimbursement vary widely from country to country and there can be no assurance that the Company or any of its partners will meet and sustain any such requirements.

COMPETITION

         Some of the drugs which Ligand is developing will be competing with existing therapies. In addition, a number of companies are pursuing the development of novel pharmaceuticals which target the same diseases that Ligand is targeting. A number of pharmaceutical and biotechnology companies are pursuing IR-related or STAT-related approaches to drug discovery and development. Furthermore, academic institutions, government agencies, and other public and private organizations conducting research may seek patent protection with respect to potentially competing products or technologies and may establish collaborative arrangements with competitors of Ligand.

         Many of Ligand's existing or potential competitors, particularly large pharmaceutical companies, have substantially greater financial, technical and human resources than Ligand and may be better equipped to develop, manufacture and market products. In addition, many of these companies have extensive experience in preclinical testing and human clinical trials. These companies may develop and introduce products and processes competitive with or superior to those of Ligand. The development by others of new treatment methods for those indications for which Ligand is developing pharmaceuticals could render these pharmaceuticals noncompetitive or obsolete.

         Ligand's products under development are expected to address a broad range of markets. Ligand's competition will be determined in part by the potential indications for which Ligand's products are developed and ultimately approved by regulatory authorities. For certain of Ligand's potential products, an important factor in competition may be the timing of market introduction of Ligand's or competitors' products. Accordingly, the relative speed at which Ligand or its existing or its future corporate partners can develop products, complete the clinical trials and regulatory approval processes, and supply commercial quantities of the products to the market are expected to be important competitive factors. Ligand expects that competition among products approved for sale will be based, among other things, on product efficacy, safety, reliability, availability, price and patent position.

         Ligand's competitive position also depends upon its ability to attract and retain qualified personnel, obtain patent protection or otherwise develop proprietary products or processes and secure sufficient capital resources for the often substantial period between technological conception and commercial sales.

PRODUCT LIABILITY AND INSURANCE

         Ligand's business exposes it to potential product liability risks which are inherent in the testing, manufacturing and marketing of human therapeutic products. Ligand currently has limited product liability insurance; however, there can be no assurance that Ligand will be able to maintain such insurance on acceptable terms or that such insurance will provide adequate coverage against potential liabilities. The Company expects to procure additional insurance when its products progress to a later stage of development and if any rights to later-stage products are in-licensed in the future. To the extent that product liability insurance, if available, does not cover potential claims, the Company will be required to self-insure the risks associated with such claims. A successful product liability claim or series of claims brought against the Company could have a material adverse effect on the Company.

HUMAN RESOURCES

         As of December 31, 1996, Ligand had 329 full-time employees, of whom 249 were involved directly in scientific research and development activities. Of these employees, approximately 85 hold Ph.D. or M.D. degrees.

RISKS AND UNCERTAINTIES

         In addition to the other business information contained herein, the following are among the factors that should also be considered carefully in evaluating Ligand and its wholly-subsidiaries Glycomed Inc. and Ligand (Canada) Inc. ("Ligand" or "the Company") and its business.

         EARLY STAGE OF PRODUCT DEVELOPMENT; TECHNOLOGICAL UNCERTAINTY. Ligand was founded in 1987 and has not generated any revenues from the sale of products developed by Ligand or its collaborative partners. To achieve profitable operations, the Company, alone or with others, must successfully develop, clinically test, market and sell its products. Any products resulting from the Company's product development efforts are not expected to be available for sale for at least several years, if at all.

         The development of new pharmaceutical products is highly uncertain and subject to a number of significant risks. Potential products that appear to be promising at early stages of development may not reach the market for a number of reasons. Such reasons include the possibilities that potential products are found during preclinical testing or clinical trials to be ineffective or to cause harmful side effects, that they fail to receive necessary regulatory approvals, are difficult or uneconomical to manufacture on a large scale, fail to achieve market acceptance or are precluded from commercialization by proprietary rights of third parties. To date, Ligand's resources have been substantially dedicated to the research and development of potential pharmaceutical products based upon its expertise in IR and STATs technologies. Even though certain pharmaceutical products act through IRs, some aspects of the Company's IR technologies have not been used to produce marketed products. In addition, the Company is not aware of any drugs that have been developed and successfully commercialized that interact directly with STATs. Much remains to be learned about the location and function of IRs and STATs. Most of the Company's potential products will require extensive additional development, including preclinical testing and clinical trials, as well as regulatory approvals, prior to commercialization. No assurance can be given that the Company's product development efforts will be successful, that required regulatory approvals from the FDA or equivalent foreign authorities for any indication will be obtained or that any products, if introduced, will be capable of being produced in commercial quantities at reasonable costs or will be successfully marketed. Further, the Company has no sales and only limited marketing capabilities outside Canada, and even if the Company's products in internal development are approved for marketing, there can be no assurance that the Company will be able to develop such capabilities or successfully market such products.

         HISTORY OF OPERATING LOSSES; ACCUMULATED DEFICIT; FUTURE CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FUNDING. Ligand has experienced significant operating losses since its inception in 1987. As of December 31, 1996, Ligand had an accumulated deficit of approximately $177.6 million. To date, substantially all of Ligand's revenues have consisted of amounts received under collaborative arrangements. The Company expects to incur additional losses at least over the next several years and expects losses to increase as the Company's research and development efforts and clinical trials progress.

         The discovery and development of products will require the commitment of substantial resources to conduct research, preclinical testing and clinical trials, to establish pilot scale and commercial scale manufacturing processes and facilities, and to establish and develop quality control, regulatory, marketing, sales and administrative capabilities. The future capital requirements of the Company will depend on many factors, including the pace of scientific progress in its research and development programs, the magnitude of these programs, the scope and results of preclinical testing and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims, competing technological and market developments, the ability to establish additional collaborations, changes in existing collaborations, the cost of manufacturing scale-up and the effectiveness of the Company's commercialization activities. To date, Ligand has not generated any revenue from the sales of products developed by Ligand or its collaborative partners. There can be no assurance that Ligand independently or through its collaborations will successfully develop, manufacture or market any products or ever achieve or sustain revenues or profitability from the commercialization of such products. Moreover, even if profitability is achieved, the level of that profitability cannot be accurately predicted. Ligand expects that operating results will fluctuate from quarter to quarter as a result of differences in the timing of expenses incurred and the revenues received from collaborative arrangements and other sources. Some of these fluctuations may be significant. The Company believes that its available cash, cash equivalents, marketable securities and existing sources of funding will be adequate to satisfy its anticipated capital requirements through 1998, assuming the Company does not exercise for cash its options to acquire either the assets related to Oral Panretin (ALRT1057) and Topical Panretin (ALRT1057) or the outstanding callable common stock of ALRT. Based on the current level of product development expenditures, ALRT has announced it could use substantially all of the funds available for research and development in late 1997 or early 1998, which would trigger the ALRT Stock Purchase Option. The Company has made no determination concerning the exercise of either the ALRT1057 Option or the ALRT Stock Purchase Option.

         Glycomed's outstanding indebtedness includes $50 million principal amount of 7 1/2% Convertible Subordinated Debentures Due 2003 (the "Debentures"). There can be no assurance that Glycomed will have the funds necessary to pay the interest on and the principal of the Debentures or, if not, that it will be able to refinance the Debentures.

         The Company expects that it will seek any additional capital needed to fund its operations through new collaborations, the extension of existing collaborations, or through public or private equity or debt financings. There can be no assurance that additional financing will be available on acceptable terms, if at all. Any inability of the Company to obtain additional financing or of Glycomed to service its obligations under the Debentures could have a material adverse effect on the Company.

         UNCERTAINTIES RELATED TO CLINICAL TRIALS. Before obtaining required regulatory approvals for the commercial sale of each product under development, the Company and its collaborators must demonstrate through preclinical studies and clinical trials that such product is safe and efficacious for use. The results of preclinical studies and initial clinical trials are not necessarily predictive of results that will be obtained from large-scale clinical trials, and there can be no assurance that clinical trials of any product under development will demonstrate the safety and efficacy of such product or will result in a marketable product. The safety and efficacy of a therapeutic product under development by the Company must be supported by extensive data from clinical trials. A number of companies have suffered significant setbacks in advanced clinical trials, despite promising results in earlier trials. The failure to demonstrate adequately the safety and efficacy of a therapeutic drug under development would delay or prevent regulatory approval of the product and could have a material adverse effect on the Company. In addition, the FDA may require additional clinical trials, which could result in increased costs and significant development delays.

         The rate of completion of clinical trials of the Company's products is dependent upon, among other factors, obtaining adequate clinical supplies and the rate of patient accrual. Patient accrual is a function of many factors, including the size of the patient population, the proximity of patients to clinical sites and the eligibility criteria for the trial. Delays in planned patient enrollment in clinical trials may result in increased costs, program delays or both, which could have a material adverse effect on the Company. In addition, some of the Company's current corporate partners have certain rights to control the planning and execution of product development and clinical programs, and there can be no assurance that such corporate partners' rights to control aspects of such programs will not impede the Company's ability to conduct such programs in accordance with the schedules and in the manner currently contemplated by the Company for such programs. There can be no assurance that, if clinical trials are completed, the Company will submit an NDA with respect to any potential products or that any such application will be reviewed and approved by the FDA in a timely manner, if at all.

         RELIANCE ON COLLABORATIVE RELATIONSHIPS. The Company's strategy for the development, clinical testing, manufacturing and commercialization of certain of its potential products includes entering into collaborations with corporate partners, licensors, licensees and others. To date, Ligand has entered into drug discovery and development collaborations with SmithKline, AHP, Abbott, Sankyo, Glaxo, ALRT (which collaboration continues the work previously undertaken with Allergan, Inc. through the Allergan Ligand Joint Venture) and Pfizer. These collaborations provide Ligand with funding and research and development resources for potential products for the treatment or control of cardiovascular disease, cancer and skin disease, osteoporosis, hematopoiesis, women's health disorders, and inflammation, respectively. The Company's collaborative agreements allow its collaborative partners significant discretion in electing to pursue or not to pursue any development program. There can be no assurance that the Company's collaborations will continue or that the collaborations will be successful. In addition, there can be no assurance that Ligand's collaborators will not pursue alternative technologies either on their own or in collaboration with others as a means of developing drugs competitive with the types of drugs currently being developed in collaboration with Ligand, and any such action may result in the withdrawal of support and increased competition for the Company's programs. In addition, if products are approved for marketing under these programs, any revenues to Ligand from these products will be dependent on the manufacturing, marketing and sales efforts of its collaborators, which generally retain commercialization rights under the collaborative agreements. Ligand's current collaborators also generally have the right to terminate their respective collaboration under certain circumstances. If any of the Company's collaborative partners were to breach or terminate its agreements with the Company or otherwise fail to conduct its collaborative activities successfully, the development of the Company's products under such agreements would be delayed or terminated. The delay or termination of any of the collaborations could have a material adverse effect on Ligand.

         There can be no assurance that disputes will not arise in the future with Ligand's collaborators, including with respect to the ownership of rights to any technology developed. For example, the Company was involved in litigation with Pfizer, which was settled in April 1996, with respect to Ligand's rights to receive milestones and royalties based on the development and commercialization of droloxifene. These and other possible disagreements between collaborators and the Company could lead to delays in the achievement of milestones or receipt of milestone payments or research revenue, to delays or interruptions in, or termination of, collaborative research, development and commercialization of certain potential products, or could require or result in litigation or arbitration, which could be time consuming and expensive and could have a material adverse effect on the Company.

         UNCERTAINTY OF PATENT PROTECTION; DEPENDENCE ON PROPRIETARY TECHNOLOGY. The patent positions of pharmaceutical and biopharmaceutical firms, including Ligand, are uncertain and involve complex legal and technical questions for which important legal principles are largely unresolved. In addition, the coverage sought in a patent application can be significantly reduced before or after a patent is issued. This uncertain situation is also affected by revisions to the United States patent law adopted in recent years to give effect to international accords to which the United States has become a party. The extent to which such changes in law will affect the operations of Ligand cannot be ascertained. In addition, there is currently pending before Congress legislation providing for other changes to the patent law which may adversely affect pharmaceutical and biopharmaceutical firms. If such pending legislation is adopted, the extent to which such changes would affect the operations of the Company cannot be ascertained.

         Ligand's success will depend in part on its ability to obtain patent protection for its technology both in the United States and other countries. A number of pharmaceutical companies and research and academic institutions have developed technologies, filed patent applications or received patents on various technologies that may be related to Ligand's business. Some of these patent applications, patents or technologies may conflict with Ligand's technologies or patent applications. Any such conflict could limit the scope of the patents, if any, that Ligand may be able to obtain or result in the denial of Ligand's patent applications. In addition, if patents that cover Ligand's activities are issued to other companies, there can be no assurance that Ligand would be able to obtain licenses to such patents at a reasonable cost, if at all, or be able to develop or obtain alternative technology. The Company has from time to time had, continues to have and may have in the future discussions with its current and potential collaborators regarding the scope and validity of the Company's patent and other proprietary rights to its technologies, including the Company's co-transfection assay. If a collaborator or other party were successful in having substantial patent rights of the Company determined to be invalid, it could adversely affect the ability of the Company to retain existing collaborations beyond their expiration or, where contractually permitted, encourage their termination. Such a determination could also adversely affect the Company's ability to enter into new collaborations. If any disputes should arise in the future with respect to the rights in any technology developed with a collaborator or with respect to other matters involving the collaboration, there could be delays in the achievement of milestones or receipt of milestone payments or research revenues, or interruptions or termination of collaborative research, development and commercialization of certain potential products, and litigation or arbitration could result. Any of the foregoing matters could be time consuming and expensive and could have a material adverse effect on the Company.

         Ligand owns or has exclusively licensed over 190 currently pending patent applications in the United States relating to Ligand's technology, as well as foreign counterparts of certain of these applications in many countries. There can be no assurance that patents will issue from any of these applications or, if patents do issue, that claims allowed will be sufficient to protect Ligand's technology. In addition, Ligand is the owner or exclusive licensee of rights covered by approximately 150 worldwide patents issued or allowed to it or to The Salk Institute of Biological Studies, Baylor College of Medicine and other licensors. Further, there can be no assurance that any patents issued to Ligand or to licensors of Ligand's technology will not be challenged, invalidated, circumvented or rendered unenforceable based on, among other things, subsequently discovered prior art, lack of entitlement to the priority of an earlier, related application, or failure to comply with the written description, best mode, enablement or other applicable requirements, or that the rights granted under any such patents will provide significant proprietary protection or commercial advantage to Ligand. The invalidation, circumvention or unenforceability of any of Ligand's patent protection could have a material adverse effect on the Company.

         The commercial success of Ligand will also depend in part on Ligand's not infringing patents issued to competitors and not breaching technology licenses that cover technology used in Ligand's products. It is uncertain whether any third-party patents will require Ligand to develop alternative technology or to alter its products or processes, obtain licenses or cease certain activities. If any such licenses are required, there can be no assurance that Ligand will be able to obtain such licenses on commercially favorable terms, if at all. Failure by Ligand to obtain a license to any technology that it may require to commercialize its products could have a material adverse effect on Ligand. Litigation, which could result in substantial cost to Ligand, may also be necessary to enforce any patents issued or licensed to Ligand or to determine the scope and validity of third-party proprietary rights. There can be no assurance that Ligand's patents or those of its licensors, if issued, would be held valid by a court or that a competitor's technology or product would be found to infringe such patents. If any of its competitors have filed patent applications in the United States which claim technology also invented by Ligand, Ligand may be required to participate in interference proceedings declared by the U.S. Patent and Trademark Office ("PTO") in order to determine priority of invention and, thus, the right to a patent for the technology, which could result in substantial cost to Ligand to determine its rights.

         Ligand has learned that a United States patent has been issued to, and foreign counterparts have been filed by, Hoffman LaRoche ("Roche") that include claims to a formulation of 9-cis-Retinoic acid (Panretin (ALRT1057)) and use of that compound to treat epithelial cancers. Ligand had previously filed an application which has an earlier filing date than the Roche patent and which has claims that the Company believes are broader than but overlap in part with claims under the Roche patent. Ligand's rights under its patent application have been exclusively licensed to ALRT. Ligand and ALRT are currently investigating the scope and validity of this patent to determine its impact upon the Oral and Topical Panretin (ALRT1057) products. The PTO has informed Ligand that the overlapping claims are patentable to Ligand and stated its intention to initiate an interference proceeding to determine whether Ligand or Roche is entitled to a patent by having been first to invent the common subject matter. The Company cannot be assured of a favorable outcome in the interference proceeding because of factors not known at this time upon which the outcome may depend. In addition, the interference proceeding may delay the decision of the PTO regarding the Company's application for the Oral and Topical Panretin (ALRT1057) products. While the Company believes that the Roche patent does not cover the use of Oral and Topical Panretin (ALRT1057) to treat leukemias such as APL and sarcomas such as KS, or the treatment of skin diseases such as psoriasis, if the Company does not prevail in the interference proceeding, the Roche patent might block the Company's use of Oral and Topical Panretin (ALRT1057) in certain cancers, and the Company may not be able to obtain patent protection for the Oral and Topical Panretin (ALRT1057) products.

         Ligand also relies upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain its competitive position. There can be no assurance that others will not independently develop substantially equivalent proprietary information or otherwise gain access to or disclose such information of Ligand. It is Ligand's policy to require its employees, certain contractors, consultants, members of its Scientific Advisory Board and parties to collaborative agreements to execute confidentiality agreements upon the commencement of employment or consulting relationships or a collaboration with Ligand. There can be no assurance that these agreements will not be breached, that they will provide meaningful protection of Ligand's trade secrets or adequate remedies in the event of unauthorized use or disclosure of such information or that Ligand's trade secrets will not otherwise become known or be independently discovered by its competitors.

         EXERCISE OF PANRETIN (ALRT 1057) OPTION AND ALRT STOCK PURCHASE OPTION. As part of the ALRT Offering all of the technologies previously developed by the Joint Venture were contributed to ALRT, an off-balance sheet entity. In exchange for Ligand's and Allergan's contributions of cash and technology, they each received the ALRT1057 Option. The ALRT1057 Option is exercisable at prices ranging from $21.4 million to $36.2 million (of which $18.7 million to $31.7 million is payable by Ligand) at any time beginning June 1997 and ending the earlier of 90 days after regulatory approval for the commercial sale of Oral or Topical Panretin (ALRT1057) and June 2000. The ALRT1057 Option must be exercised by both Ligand and Allergan. As a result, Ligand can exercise the ALRT1057 Option only if Ligand and Allergan each conclude that the exercise of the ALRT1057 Option is in both of their best interests. In addition, Ligand received the ALRT Stock Purchase Option . The ALRT Stock Purchase Option is exercisable at prices ranging from $71.4 million to $120.7 million at any time between June 1997 and June 2000. If Ligand exercises the ALRT Stock Purchase Option, Allergan has an option to purchase an undivided 50% interest in all of the assets of ALRT at prices ranging from $8.9 million to $15.0 million. The purchase prices for the ALRT1057 Option and the ALRT Stock Purchase Option may be paid by Ligand and Allergan in shares of Common Stock, Allergan common stock, cash or any combination thereof. If Ligand exercises the ALRT1057 Option or the ALRT Stock Purchase Option, it will be required to make a substantial cash payment or to issue shares of Common Stock, or both. Any cash payment would reduce Ligand's capital resources. The Company may not have sufficient capital resources to exercise the ALRT1057 Option or the ALRT Stock Purchase Option for cash, which will require the Company to issue shares of Common Stock to exercise either of such options. Any payment in shares of Common Stock would result in a decrease in the percentage ownership of the Company held by Ligand's stockholders at that time. The exercise of the ALRT1057 Option may result in, and the exercise of the ALRT Stock Purchase Option will likely require, the recording of a significant charge to the Company's earnings. Based on the current level of product development expenditures, ALRT has announced it could use substantially all of the funds available for research and development in late 1997 or early 1998, which would trigger the ALRT Stock Purchase Option.

         In addition, continuation of development and commercialization of Oral and Topical Panretin (ALRT1057) and other products under development by ALRT may require substantial additional expenditures by Ligand. If Ligand does not exercise the ALRT1057 Option or ALRT Stock Purchase Option prior to expiration, the Company may lose valuable rights, including rights to Oral and Topical Panretin (ALRT1057) and other ALRT assets. Ligand and Allergan also have the option to provide funding for the development of ALRT products in certain circumstances. In the event that such funding is not provided and other funds available to ALRT are less than $10.0 million, the contractual relationship among ALRT, Allergan and Ligand may be terminated by ALRT. In such an event, ALRT would retain its rights to the products currently under development by ALRT, which could have a material adverse effect on Ligand. As of the date of this filing, Ligand has no plans to provide additional funding to ALRT and has made no determination concerning the exercise of either the ALRT1057 Option or the ALRT Stock Purchase Option. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Strategic Alliances - Allergan, Inc."

         LACK OF MANUFACTURING CAPABILITY; RELIANCE ON THIRD-PARTY MANUFACTURERS. Ligand currently has no manufacturing facilities and, accordingly, relies on third parties, including its collaborative partners, for clinical or commercial production of any compounds under consideration as products. Ligand is currently constructing and validating a cGMP pilot manufacturing capability in order to produce sufficient quantities of products for preclinical testing and initial clinical trials. If Ligand is unable to develop or contract on acceptable terms for manufacturing services, Ligand's ability to conduct preclinical testing and human clinical trials will be adversely affected, resulting in the delay of submission of products for regulatory approval and delay of initiation of new development programs, which in turn could materially impair Ligand's competitive position. Although drugs acting through IRs and STATs have been manufactured on a commercial scale by other companies, there can be no assurance that Ligand will be able to manufacture its products on a commercial scale or that such products can be manufactured by Ligand or any other party on behalf of Ligand at costs or in quantities to make commercially viable products.

         LIMITED SALES AND MARKETING CAPABILITY. The creation of infrastructure to commercialize pharmaceutical products is a difficult, expensive and time-consuming process. Ligand currently has no sales and only limited marketing capability outside Canada. In Canada, Ligand has been appointed as the sole distributor of two oncology products, Proleukin, which was developed by Cetus Oncology Corporation and PHOTOFRIN, which was developed by QLT PhotoTherapeutics, Inc. To market any of its products directly, the Company will need to develop a marketing and sales force with technical expertise and distribution capability or contract with other pharmaceutical and/or health care companies with distribution systems and direct sales forces. There can be no assurance that the Company will be able to establish direct or indirect sales and distribution capabilities or be successful in gaining market acceptance for proprietary products or for other products. To the extent the Company enters into co-promotion or other licensing arrangements, any revenues received by the Company will be dependent on the efforts of third parties, and there can be no assurance that any such efforts will be successful.

         SUBSTANTIAL COMPETITION; RISK OF TECHNOLOGICAL OBSOLESCENCE. Some of the drugs which Ligand is developing will compete with existing therapies. In addition, a number of companies are pursuing the development of novel pharmaceuticals which target the same diseases that Ligand is targeting as well as IR-related, STAT-related and complex carbohydrate-related approaches to drug discovery and development. Many of Ligand's existing or potential competitors, particularly large pharmaceutical companies, have substantially greater financial, technical and human resources than Ligand and may be better equipped to develop, manufacture and market products. In addition, many of these companies have extensive experience in preclinical testing and human clinical trials, obtaining FDA and other regulatory approvals and manufacturing and marketing pharmaceutical products. Academic institutions, governmental agencies and other public and private research organizations are conducting research to develop technologies and products that may compete with those under development by the Company. These institutions are becoming increasingly aware of the commercial value of their findings and are becoming more active in seeking patent protection and licensing arrangements to collect royalties for the use of technology that they have developed. These institutions also may market competitive commercial products on their own or through joint ventures and will compete with the Company in recruiting highly qualified scientific personnel. Any of these companies, academic institutions, government agencies or research organizations may develop and introduce products and processes competitive with or superior to those of Ligand. The development by others of new treatment methods for those indications for which Ligand is developing products could render Ligand's products noncompetitive or obsolete.

         Ligand's products under development target a broad range of markets. Ligand's competition will be determined in part by the potential indications for which Ligand's products are developed and ultimately approved by regulatory authorities. For certain of Ligand's potential products, an important factor in competition may be the timing of market introduction of Ligand's or competitors' products. Accordingly, the relative speed at which Ligand or its existing or future corporate partners can develop products, complete the clinical trials and regulatory approval processes, and supply commercial quantities of the products to the market is expected to be an important competitive factor. Ligand expects that competition among products approved for sale will be based, among other things, on product efficacy, safety, reliability, availability, price and patent position.

         Ligand's competitive position also depends upon its ability to attract and retain qualified personnel, obtain patent protection or otherwise develop proprietary products or processes, and secure sufficient capital resources.

         EXTENSIVE GOVERNMENT REGULATION; NO ASSURANCE OF REGULATORY APPROVAL. The manufacturing and marketing of Ligand's products and its ongoing research and development activities are subject to regulation for safety and efficacy by numerous governmental authorities in the United States and other countries. Prior to marketing, any drug developed by the Company must undergo rigorous preclinical and clinical testing and an extensive regulatory approval process mandated by the FDA and equivalent foreign authorities. These processes can take a number of years and require the expenditure of substantial resources.

         The time required for completing such testing and obtaining such approvals is uncertain, and there is no assurance that any such approval will be obtained. The Company or its collaborative partners may decide to replace a compound in testing with a modified or optimized compound, thus extending the test period. In addition, delays or rejections may be encountered based upon changes in FDA policy during the period of product development and FDA review of each submitted new drug application or product license application. Similar delays may also be encountered in other countries. There can be no assurance that even after such time and expenditures, regulatory approval will be obtained for any products developed by the Company. Moreover, prior to receiving FDA or equivalent foreign authority approval to market its products, the Company may be required to demonstrate that its products represent improved forms of treatment over existing therapies. If regulatory approval of a product is granted, such approval may entail limitations on the indicated uses for which the product may be marketed. Further, even if such regulatory approval is obtained, a marketed product, its manufacturer and its manufacturing facilities are subject to continual review and periodic inspections, and subsequent discovery of previously unknown problems with a product, manufacturer or facility may result in restrictions on such product or manufacturer, including withdrawal of the product from the market.

         DEPENDENCE ON THIRD-PARTY REIMBURSEMENT AND HEALTH CARE REFORM. Ligand's commercial success will be heavily dependent upon the availability of reimbursement for the use of any products developed by the Company. There can be no assurance that Medicare and third-party payors will authorize or otherwise budget reimbursement for the prescription of any of Ligand's potential products. Additionally, third-party payors, including Medicare, are increasingly challenging the prices charged for medical products and services and may require additional cost-benefit analysis data from the Company in order to demonstrate the cost-effectiveness of its products. There can be no assurance that the Company will be able to provide such data in order to gain market acceptance of its products with respect to pricing and reimbursement.

         In the United States, the Company expects that there will continue to be a number of federal and state proposals to implement government control of pricing and profitability of prescription pharmaceuticals. In addition, increasing emphasis on managed health care will continue to put pressure on such pricing. Cost control initiatives could decrease the price that the Company or any of its collaborative partners or other licensees receives for any drugs it may discover or develop in the future and, by preventing the recovery of development costs, which could be substantial, and an appropriate profit margin, could have a material adverse effect on the Company. Further, to the extent that cost control initiatives have a material adverse effect on the Company's collaborative partners, the Company's ability to commercialize its products and to realize royalties may be adversely affected. Furthermore, federal and state regulations govern or influence the reimbursement to health care providers of fees and capital equipment costs in connection with medical treatment of certain patients. If any actions are taken by federal and/or state governments, such actions could adversely affect the prospects for sales of the Company's products. There can be no assurance that action taken by federal and/or state governments, if any, with regard to health care reform will not have a material adverse effect on the Company.

         PRODUCT LIABILITY AND INSURANCE RISKS. Ligand's business exposes it to potential product liability risks which are inherent in the testing, manufacturing and marketing of human therapeutic products. Certain of the compounds the Company is investigating could be injurious to humans. For example, retinoids as a class are known to contain compounds which can cause birth defects. Ligand currently has limited product liability insurance; however, there can be no assurance that Ligand will be able to maintain such insurance on acceptable terms or that such insurance will provide adequate coverage against potential liabilities. The Company expects to procure additional insurance when its products progress to a later stage of development and if any rights to later-stage products are in-licensed in the future. To the extent that product liability insurance, if available, does not cover potential claims, the Company will be required to self-insure the risks associated with such claims. A successful product liability claim or series of claims brought against the Company could have a material adverse effect on the Company.

         DEPENDENCE ON KEY EMPLOYEES. Ligand is highly dependent on the principal members of its scientific and management staff, the loss of whose services might impede the achievement of development objectives. Furthermore, Ligand is currently experiencing a period of rapid growth which requires the hiring of significant numbers of scientific, management and operational personnel. Accordingly, recruiting and retaining qualified management, operations and scientific personnel to perform research and development work in the future will also be critical to Ligand's success. Although Ligand believes it will be successful in attracting and retaining skilled and experienced management, operational and scientific personnel, there can be no assurance that Ligand will be able to attract and retain such personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies, universities and other research institutions for such personnel.

         USE OF HAZARDOUS MATERIALS. Ligand's research and development involves the controlled use of hazardous materials, chemicals and various radioactive compounds. For example, retinoids as a class are known to contain compounds which can cause birth defects. Although the Company believes that its current safety procedures for handling and disposing of such materials comply with the standards prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of any accident, the Company could be held liable for any damages that result and any such liability could be significant. The Company may incur substantial costs to comply with environmental regulations. Any such event could have a material adverse effect on the Company.

         VOLATILITY OF STOCK PRICE. The market prices and trading volumes for securities of emerging companies, like Ligand, have historically been highly volatile and have experienced significant fluctuations unrelated to the operating performance of such companies. Future announcements concerning the Company or its competitors may have a significant impact on the market price of the Common Stock. Such announcements might include the results of research, development testing, technological innovations, new commercial products, government regulation, developments concerning proprietary rights, litigation or public concern as to the safety of the products.

         ABSENCE OF CASH DIVIDENDS. No cash dividends have been paid on the Common Stock to date, and Ligand does not anticipate paying cash dividends in the foreseeable future.

         EFFECT OF SHAREHOLDER RIGHTS PLAN AND CERTAIN ANTI-TAKEOVER PROVISIONS. In September 1996, the Company's Board of Directors adopted a preferred shares rights plan (the "Shareholder Rights Plan") which provides for a dividend distribution of one preferred share purchase right (a "Right") on each outstanding share of the Common Stock. Each Right entitles stockholders to buy 1/1000th of a share of Ligand Series A Participating Preferred Stock at an exercise price of $100, subject to adjustment. The Rights will become exercisable following the tenth day after a person or group announces acquisition of 20% or more of the Common Stock, or announces commencement of a tender offer, the consummation of which would result in ownership by the person or group of 20% or more of the Common Stock. The Company will be entitled to redeem the Rights at $0.01 per Right at any time on or before the earlier of the tenth day following acquisition by a person or group of 20% or more of the Common Stock and September 13, 2006.

         Ligand's Amended and Restated Certificate of Incorporation (the "Certificate of Incorporation") includes a provision that requires the approval of the holders of 66 2/3% of Ligand's voting stock as a condition to a merger or certain other business transactions with, or proposed by, a holder of 15% or more of Ligand's voting stock, except in cases where certain directors approve the transaction or certain minimum price criteria and other procedural requirements are met (the "Fair Price Provision"). The Certificate of Incorporation also requires that any action required or permitted to be taken by stockholders of Ligand must be effected at a duly called annual or special meeting of stockholders and may not be effected by any consent in writing. In addition, special meetings of the stockholders of Ligand may be called only by the Board of Directors, the Chairman of the Board or the President of Ligand or by any person or persons holding shares representing at least 10% of the outstanding Common Stock. The Shareholder Rights Plan, the Fair Price Provision and other charter provisions may discourage certain types of transactions involving an actual or potential change in control of Ligand, including transactions in which the stockholders might otherwise receive a premium for their shares over then current market prices, and may limit the ability of the stockholders to approve transactions that they may deem to be in their best interests. In addition, the Board of Directors has the authority to fix the rights and preferences of and issue shares of preferred stock, which may have the effect of delaying or preventing a change in control of Ligand without action by the stockholders.

ITEM 2.        PROPERTIES

       Ligand currently leases and occupies five facilities: three in San Diego, California, and two in Alameda, California.

       In San Diego, the Company leased an approximately 42,000 square foot laboratory and administrative office space pursuant to a lease that continues through September 1997 and contains a renewal option of five years. In July 1994, the Company entered into a 20 year lease related to the construction of a new laboratory facility. This 52,800 square foot facility was completed and occupied in August 1995. The third facility in San Diego is for administrative office space pursuant to a sublease of approximately 10,000 square feet which continues through December 1997.

       In Alameda, Glycomed leases two buildings totaling approximately 56,000 square feet, for laboratory and administrative office usage. The leases expire in October 1997 and contain a renewal option of five years. As of December 1996, Glycomed had sub-let approximately 25,800 square feet in one of these buildings.

       The Company believes these facilities will be adequate to meet the Company's near-term space requirements. At the end of 1997, two of the Company's San Diego lease agreements for office and research facilities expire. The Company plans to occupy a build-to-suit facility prior to the termination of those leases. In March 1997, the Company entered into a 15 year lease, with a 5 year extension option, related to the build-to-suit facility.

ITEM 3.        LEGAL PROCEEDINGS

       From time to time the Company is a party to other litigation arising in the normal course of business. As of the date of the filing, the Company is not a party to any litigation which would have a material effect on its financial position or business operations taken as a whole.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       There were no matters submitted to a vote of security holders in the fourth quarter ended December 31, l996.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

(a)    MARKET INFORMATION

       The Common Stock trades on the Nasdaq National Market tier of the Nasdaq Stock Market under the symbol "LGND." The following table sets forth the high and low sales prices for the Common Stock on the Nasdaq National Market for the periods indicated.

                                                          PRICE RANGE
                                                          -----------
                                                        HIGH          LOW
                                                        ----          ---
       YEAR ENDED DECEMBER 31, 1995:


               1st Quarter ..........                $ 8   1/2     $ 6
               2nd Quarter ..........                  8   3/4       5 1/2
               3rd Quarter ..........                 10   1/4       7 3/4
               4th Quarter ..........                 11   3/8       7 5/8

       YEAR ENDED DECEMBER 31, 1996:
               1st Quarter ..........                $13   3/4     $ 9 3/4
               2nd Quarter ..........                 19   3/4      11 1/8
               3rd Quarter ..........                 16   1/8      10 3/8
               4th Quarter ..........                 15 11/16      11 1/4


(b)    HOLDERS

       As of February 28, 1997, there were approximately 1,107 holders of record of the Common Stock.

(c)    DIVIDENDS

       The Company has never declared or paid any dividends on its capital stock and does not intend to pay any cash dividends in the foreseeable future. The Company currently intends to retain its earnings, if any, to finance future growth.

ITEM 6.        SELECTED CONSOLIDATED FINANCIAL DATA

       The selected financial data set forth below with respect to the Company's consolidated statements of operations for each of the years in the three-year period ended December 31, 1996, and with respect to the consolidated balance sheets at December 31, 1996 and 1995, are derived from the audited financial statements that have been examined by Ernst & Young LLP, independent auditors, which are included elsewhere in this filing and are qualified by reference to such financial statements. The statements of operations data for the years ended December 31, 1993 and 1992, and the balance sheet data at December 31, 1994, 1993 and 1992, are derived from audited financial statements not included in this filing. The data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements and related notes included elsewhere in this filing.


                                                                         YEARS ENDED DECEMBER 31,
                                              ------------     ------------     ------------     ------------     ------------
                                                  1996             1995             1994             1993             1992
                                              ------------     ------------     ------------     ------------     ------------
                                                               (IN THOUSANDS, EXCEPT NET LOSS PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenues:
    Collaborative research and development
       Related parties ....................   $     18,641     $     11,972     $      8,342     $      9,974     $      2,128
       Unrelated parties ..................         17,994           12,424            4,893            6,138            3,417
    Other                                              207              120               74              150              338
                                              ------------     ------------     ------------     ------------     ------------
               Total revenues .............         36,842           24,516           13,309           16,262            5,883
                                              ------------     ------------     ------------     ------------     ------------
Costs and expenses:
    Research and development ..............         59,494           41,636           27,205           24,301           14,220
    Selling, general and administrative ...         10,205            8,181            6,957            6,192            4,144
    Write-off of acquired in-process
    technology ............................             --           19,564               --               --               --
    ALRT contribution                                   --           17,500               --               --               --
                                              ------------     ------------     ------------     ------------     ------------

               Total operating expenses ...         69,699           86,881           34,162           30,493           18,364
                                              ------------     ------------     ------------     ------------     ------------
Loss from operations ......................        (32,857)         (62,365)         (20,853)         (14,231)         (12,481)
Interest income ...........................          3,704            3,603            1,298            2,005              523
Interest expense ..........................         (8,160)          (5,410)            (679)            (353)            (325)
Equity in operations of Joint Venture .....             --               --           (6,845)          (6,879)          (1,724)
                                              ------------     ------------     ------------     ------------     ------------
Net loss ..................................   $    (37,313)    $    (64,172)    $    (27,079)    $    (19,458)    $    (14,007)
                                              ============     ============     ============     ============     ============
Net loss per share ........................   $      (1.30)    $      (2.70)    $      (1.57)    $      (1.19)    $      (3.96)
                                              ============     ============     ============     ============     ============

Shares used in computing net
       loss per share .....................     28,780,914       23,791,542       17,240,535       16,356,656        3,537,494
                                              ============     ============     ============     ============     ============

                                                                               DECEMBER 31,

                                                 --------------- ------------- -------------- --------------- --------------
                                                      1996           1995          1994            1993           1992
                                                 --------------- ------------- -------------- --------------- --------------
                                                                               (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents, short term
     investments and restricted cash ........       $84,179        $76,903        $38,403         $42,354        $55,605
Working capital .............................        71,680         57,349         33,567          40,588         55,117
Total assets ................................       102,140         93,594         46,696          50,790         62,261
Long-term debt ..............................        19,961         18,585         12,285           2,324          1,750
Convertible subordinated debentures .........        33,953         31,279            -               -              -
Accumulated deficit .........................      (177,594)      (140,281)       (76,108)        (49,029)       (29,571)
Total stockholders' equity ..................        34,461         28,071         26,335          42,934         57,250

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This annual report on Form 10-K may contain predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties, including those discussed in Item 1 above at "Risks and Uncertainties." While this outlook represents management's current judgment on the future direction of the business, such risks and uncertainties could cause actual results to differ materially from any future performance suggested below. The Company undertakes no obligation to release publicly the results of any revisions to these forward-looking statements to reflect events or circumstances arising after the date hereof.

OVERVIEW

Since January 1989, the Company has devoted substantially all of its resources to its intracellular receptor and Signal Transducers and Activators of Transcription drug discovery and development programs. The Company has been unprofitable since its inception and expects to incur substantial additional operating losses for the next several years, due to continued requirements for research and development, preclinical testing, regulatory activities, establishment of manufacturing processes and sales and marketing capabilities. The Company expects that losses will fluctuate from quarter to quarter as a result of differences in the timing of expenses incurred and the revenues earned from collaborative arrangements. Some of these fluctuations may be significant. As of December 31, 1996, the Company's accumulated deficit was approximately $177.6 million. In October 1996, the Company completed a public offering of 3,162,500 shares of common stock at $12.00 per share, for net proceeds of approximately $35.3 million.

In May 1995, Glycomed Incorporated ("Glycomed") was merged into a wholly-owned subsidiary of the Company ("the Merger"). Glycomed is a biopharmaceutical company conducting research and development of pharmaceuticals based on biological activities of complex carbohydrates. Each outstanding share of Glycomed common stock was converted into 0.5301 shares of the Company's common stock, resulting in the issuance of 6,942,911 shares of the Company's common stock to Glycomed shareholders. The Merger was accounted for using the purchase method of accounting. The excess of the purchase price over the fair value of the net assets acquired was allocated to in-process technology and was written off, resulting in a one time non-cash charge to results of operations of approximately $19.6 million. The results of operations of Glycomed are included in the Company's consolidated results of operations from the date of the Merger.

In December 1994, the Company and Allergan, Inc. ("Allergan") formed Allergan Ligand Retinoid Therapeutics, Inc. ("ALRT") to continue the research and development activities previously conducted by the Allergan Ligand Joint Venture (the "Joint Venture"). In June 1995, the Company and ALRT completed a public offering of 3,250,000 units (the "Units") with aggregate proceeds of $32.5 million ( the "ALRT Offering") and cash contributions by Allergan and the Company of $50.0 million and $17.5 million, respectively, providing for net proceeds of $94.3 million for retinoid product research and development. Each Unit consisted of one share of ALRT's callable common stock and two warrants, each warrant entitling the holder to purchase one share of the common stock of the Company. Immediately prior to the consummation of the ALRT Offering on June 3, 1995, Allergan Pharmaceuticals (Ireland) Ltd., Inc. made a $6.0 million investment in the Company's common stock. The Company's $17.5 million cash contribution resulted in a one-time charge to operations. The Company also recorded a warrant subscription receivable and corresponding increase in paid-in capital of $5.9 million pursuant to the ALRT Offering. Since June 3, 1995, cash received from ALRT pursuant to a Research and Development Agreement was prorated between contract revenue and the warrant subscription receivable based on their respective values. For the years ended 1996 and 1995, $2.1 million and $1.3 million, respectively, of the revenue proceeds received from ALRT were applied to the warrant subscription receivable. In conjunction with the consummation of the ALRT Offering, all rights held by the Joint Venture were licensed to ALRT. The Company, Allergan and ALRT entered into certain other agreements in connection with the funding of ALRT, including, a Technology License Agreement, a Commercialization Agreement and Services and Administrative Agreements and ALRT granted to Ligand and Allergan an option to acquire certain assets related to Oral and Topical Panretin (ALRT 1057) (the "ALRT 1057 Option") and an option to acquire all the outstanding shares of ALRT callable common stock (the "ALRT Stock Purchase Option").

RESULTS OF OPERATIONS

Year Ended December 31, 1996 ("1996"), Compared with Year Ended December 31, 1995 ("1995")

The Company had revenues of $ 36.8 million for 1996 compared to revenues of $24.5 million for 1995. The increase in revenues is primarily due to increased revenues from ALRT, milestone revenues from Pfizer Inc. ("Pfizer"), increased revenues under an expanded and amended research and development agreement entered into in January 1996 (which began in September 1994) with Wyeth-Ayerst Laboratories, the pharmaceutical division of American Home Products Corporation ("AHP"), and a full year effect of the collaborative research agreement with Sankyo Company, Ltd. ("Sankyo") (which became effective the date of the Merger). Revenues in 1996 were derived from the Company's research and development agreements with (i) ALRT of $18.6 million,
(ii) AHP of $6.9 million, (iii) Sankyo of $2.7 million, (iv) Abbott Laboratories ("Abbott") of $2.5 million, (v) SmithKline Beecham Corporation ("SmithKline Beecham") of $2.4 million, (vi) Glaxo-Wellcome plc ("Glaxo") of $2.1 million, as well as from milestone revenues from Pfizer of $1.3 million, product sales of Ligand (Canada) in-licensed products of $207,000 and revenues from a National Institute of Health ("NIH") grant of $99,000. Revenues in 1995 were derived from the Company's research and development agreements with (i) ALRT of $12.0 million, (ii) AHP of $4.0 million, (iii) Abbott of $2.6 million, (iv) Glaxo of $2.1 million, (v) SmithKline Beecham of $2.1 million, (vi) Sankyo of $1.7 million, and from product sales of Ligand (Canada) in-licensed products of $120,000.

For 1996, research and development expenses increased to $59.5 million from $41.6 million in 1995. These expenses increased primarily due to expansion of the Company's clinical, development and research programs, related additions of clinical, development and research personnel and inclusion of the cost of Glycomed's operations for a full year in 1996. Selling, general and administrative expenses increased to $10.2 million in 1996 from $8.2 million in 1995. The increase was primarily due to additions to personnel to support clinical, development and research programs, as well as expanded sales and marketing activities. Interest income increased slightly to $3.7 million in 1996 from $3.6 million in 1995. Increases in interest income were a result of the completion of a public offering of approximately $35.3 million in October 1996, and increased research revenues, offset by usage of cash to support expansion activities. Interest expense increased to $8.2 million in 1996 from $5.4 million in 1995. The increase was primarily due to interest required under Glycomed's Convertible Subordinated Debentures ("Debentures"), accretion of debt discount under the Debentures and capital lease obligations used to finance equipment.

One-time charges of $19.6 million and $17.5 million were incurred in 1995 due to the Merger and the ALRT Offering, respectively.

Year Ended December 31, 1995 ("1995"), Compared with Year Ended December 31, 1994 ("1994")

The Company had revenues of $24.5 million for 1995 compared to revenues of $13.3 million for 1994. The increase is due to the full year effect of new collaborative research agreements with AHP (which began in September 1994), SmithKline Beecham (which began in February 1995), Abbott (which began in July
1994), Sankyo (with effect from the date of the Merger), as well as increased revenue from ALRT. Revenues in 1995 were derived from the Company's research and development agreements with (i) ALRT of $12.0 million, (ii) AHP of $4.0 million,
(iii) Abbott of $2.6 million, (iv) SmithKline Beecham of $2.1 million, (v) Glaxo of $2.1 million and (vi) Sankyo of $1.7 million, and product sales of Ligand Pharmaceuticals (Canada), Inc. in-licensed products of $120,000. Revenues in 1994 were derived from the Company's research and development agreements with
(i) the Joint Venture of $8.3 million, (ii) AHP of $1.7 million, (iii) Glaxo of $2.0 million and (iv) Abbott of $1.2 million and other research grants of $74,000.

For 1995, research and development expenses increased to $41.6 million from $27.2 million in 1994. These expenses increased primarily due to additions of research and development personnel, expansion of the Company's research and development programs, and inclusion of the cost of Glycomed's operations from the date of the Merger. Selling, general and administrative expenses increased to $8.1 million in 1995 from $7.0 million in 1994. The increase was attributable to additions to personnel to support expanded research and development programs and expansion of the Company's sales and marketing activities. Interest income increased to $3.6 million in 1995 from $1.3 million in 1994. The increase in interest income was a result of an increase in cash balances due to the Merger, increased research revenues, additional equity investments, and convertible notes from collaborators, offset by net usage of cash to support expansion activities. Interest expense increased to $5.4 million in 1995 from $679,000 in 1994. The increase was primarily due to the acquisition of the Debentures, and accretion of debt discount under the Debentures, as well as interest required under a convertible note issued in connection with the AHP collaborative agreement. The 1994 equity loss in the Joint Venture of $6.8 million was the Company's share of the losses of the Joint Venture.

One-time charges of $19.6 million and $17.5 million were incurred in 1995 due to the Merger and ALRT Offering, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations through private and public offerings of its equity securities, collaborative research revenues, capital and operating lease transactions, issuance of convertible notes, investment income and product sales. From inception through December 1996, the Company has raised $158.5 million from sales of equity securities: $43.0 million from the Company's initial public offering in November 1992 (of which $7.5 million was provided by the Company's collaborators), $35.3 million from a secondary public offering of 3,162,500 shares of common stock at a price of $12.00 per share in October 1996 and an aggregate of $79.8 million from private placements (of which $64.0 million was provided by the Company's collaborators, $11.4 million was provided through venture capital financing and $4.4 million was provided by other investors and the exercise of options and warrants).

In July 1996 and again in January 1997, the Company elected to convert $3.8 million of the convertible notes outstanding to AHP into 374,626 shares of the Company's Common Stock, for a total of 749,252 shares, at the $10.01 conversion price. In the second quarter of 1995, the Company achieved certain milestones which qualified the Company to receive the second installment of a $5.0 million convertible note from AHP, which the Company elected to receive in December 1996. In February 1997, a third installment equity investment of $2.5 million was provided to the Company by SmithKline Beecham as a result of their election to expand the scope of research as defined.

As of December 31, 1996, the Company had acquired an aggregate of $18.9 million in laboratory and office equipment, and $3.8 million in tenant improvements, substantially all of which has been funded through capital lease and equipment note obligations and which also includes laboratory and office equipment acquired in the Merger. In addition, the Company leases its office and laboratory facilities under operating leases. In July 1994, the Company entered into a 20 year lease related to the construction of a new laboratory facility, which was completed and occupied in August 1995. At the end of 1997, one of the Company's main operating lease agreements for office and research facilities expires, at which time the Company plans to move into its second build-to-suit facility. In March 1997, the Company entered into a 15 year lease, with a 5 year extension option, related to the build-to-suit facility, and loaned the construction partnership $3.7 million which will be paid back with interest over a 10 year period. In February 1997, the Company signed a master lease agreement to finance future capital equipment up to $1.5 million, and the Company intends to obtain additional financing for 1997 capital equipment.

Working capital increased to $71.7 million as of December 31, 1996, from $57.3 million at the end of 1995. The increase in working capital resulted from an increase in cash from the additional public offering completed in October 1996, collaborative research agreements and convertible notes from collaborators, offset by an increase in clinical, research development program expenses, the inclusion of the cost of Glycomed's operations for a full year in 1996, the related increase in selling, general and administrative expenses as described above, semi-annual interest payments due on the Debentures and interest paid on the convertible note. For the same reasons, cash and cash equivalents, short-term investments, and restricted cash increased to $84.2 million at December 31, 1996 from $76.9 million at December 31, 1995. The Company primarily invests its cash in United States government and investment grade corporate debt securities.

The Company believes that its available cash, cash equivalents, marketable securities and existing sources of funding will be adequate to satisfy its anticipated capital requirements through 1998, assuming the Company does not exercise either the ALRT1057 Option or the ALRT Stock Purchase Option. Based on the current level of product development expenditures, ALRT could use substantially all of the funds available for research and development in late 1997 or early 1998, which would trigger the ALRT Stock Purchase Option. The Company has made no determination concerning the exercise of either the ALRT1057 Option or the ALRT Stock Purchase Option. The Company's future capital requirements will depend on many factors, including the pace of scientific progress in research and development programs, the magnitude of these programs, the scope and results of preclinical testing and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims, competing technological and market developments, the ability to establish additional collaborations, changes in the existing collaborations, the cost of manufacturing scale-up and the effectiveness of the Company's commercialization activities.

ITEM 8.       CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

              The consolidated financial statements and supplementary data of the Company required by this item are set forth at the pages indicated in Item 14 (a)(1).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

              Not applicable.

                                    PART III


ITEM  10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The sections labeled "Election of Directors", "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" appearing in the Company's Proxy Statement to be delivered to stockholders in connection with the 1997 Annual Meeting of Stockholders are incorporated herein by reference (the "Proxy Statement").

ITEM 11.          EXECUTIVE COMPENSATION

         The section labeled "Executive Compensation and Other Information" appearing in the Proxy Statement is incorporated herein by reference.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The sections labeled "Principal Stockholders" and "Security Ownership of Directors and Management" appearing in the Proxy Statement are incorporated herein by reference.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The sections labeled "Executive Compensation and Other Information" and "Certain Relationships and Related Transactions" appearing in the Proxy Statement are incorporated herein by reference.

                                     PART IV



ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      (1)  Financial Statements

         The financial statements required by this item are submitted in a separate section beginning on Page F-1 of this report.

         Consolidated Financial Statements of Ligand Pharmaceuticals
         Incorporated

         Report of Ernst & Young LLP, Independent Auditors                      F-1

         Consolidated Balance Sheets at December 31, 1996 and 1995              F-2

         Consolidated Statements of Operations for each of the three years in
         the period ended December 31, 1996                                     F-3

         Consolidated Statements of Stockholders' Equity for each of the three
         years in the period ended December 31, 1996                            F-4

         Consolidated Statements of Cash Flows for each of the three years in
         the period ended December 31, 1996                                     F-6

         Notes to Consolidated Financial Statements                             F-7


(b)      Reports on Form 8-K.

         There were no reports on Form 8-K filed by the Registrant during the fourth quarter of the fiscal year ended December 31, 1996.

(c)          Exhibits.

   Exhibit
     No.                                     Description
--------------------------------------------------------

  #2.1 Agreement of Merger, dated February 7, 1995 by and among Ligand Pharmaceuticals Incorporated, LG Acquisition Corp. and Glycomed Incorporated (other Exhibits omitted, but will be filed by the Company with the Commission upon request).

  #2.2         Form of Plan of Merger.

  #3.2         Amended and Restated Certificate of Incorporation of the Company.

  &3.3         Bylaws of the Company, as amended.

  x3.4 Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Ligand Pharmaceuticals Incorporated (Exhibit 3.1).

  *4.1 Specimen stock certificate for shares of Common Stock of the Company.

 #10.1         The Company's 1992 Stock Option/Stock Issuance Plan, as amended.

+*10.2         Form of Stock Option Agreement.

+*10.3         Form of Stock Issuance Agreement.

+*10.4         The Company's Restricted Stock Purchase Plan, as amended.

+*10.5         Form of the Company's Employee Restricted Stock Purchase
               Agreement.

 *10.6         Form of Consultant Restricted Stock Purchase Agreement.

+*10.7         The Company's 1988 Stock Option Plan, as amended.

+*10.8         Form of Incentive Stock Option Agreement (Installment Vesting).

+*10.9         Form of Non-Qualified Stock Option Agreement (Installment
               Vesting).

 *10.10 Form of Consultant Non-Qualified Stock Option Agreement (Immediate Vesting).

+*10.12        1992 Employee Stock Purchase Plan.

+*10.13        Form of Stock Purchase Agreement.

 *10.26 Lease, dated December 1, 1988, between the Company and Nippon Landic (U.S.A.), Inc., the assignee of Nexus/Gadco-UTC, as amended by an agreement dated December 1, 1988, First Amendment to Lease dated August 19, 1991, and Third Amendment to Lease dated August 22, 1991.

+*10.28 Employment Agreement, dated October 4, 1991, between the Company and David E. Robinson, as amended by the First Amendment to Employment Agreement, dated October 5, 1991.

 *10.29 Consulting Agreement, dated October 20, 1988, between the Company and Dr. Ronald M. Evans, as amended by Amendment to Consulting Agreement, dated August 1, 1991, and Second Amendment to Consulting Agreement, dated March 6, 1992.

 *10.30        Form of Proprietary Information and Inventions Agreement.

 *10.31 Research and License Agreement, dated March 9, 1992, between the Company and Baylor College of Medicine (with certain confidential portions omitted).

 *10.32 License Agreement, dated January 27, 1992, between the Company and HSC Research and Development Limited Partnership and Mount Sinai Hospital (with certain confidential portions omitted).

 *10.33 License Agreement, dated November 14, 1991, between the Company and Rockefeller University (with certain confidential portions omitted).

 *10.34 License Agreement and Bailment, dated July 22, 1991, between the Company and the Regents of the University of California (with certain confidential portions omitted).

 *10.35 Agreement, dated May 1, 1991, between the Company and Pfizer Inc (with certain confidential portions omitted).

 *10.36 License Agreement, dated July 3, 1990, between the Company and the Brigham and Woman's Hospital, Inc. (with certain confidential portions omitted).

 *10.37 Compound Evaluation Agreement, dated May 17, 1990, between the Company and SRI International (with certain confidential portions omitted).

 *10.38 License Agreement, dated January 5, 1990, between the Company and the University of North Carolina at Chapel Hill (with certain confidential portions omitted).

 *10.39 License Agreement, dated January 4, 1990, between the Company and Baylor College of Medicine (with certain confidential portions omitted).

 *10.40 License Agreement, dated January 4, 1990, between the Company and Baylor College of Medicine (with certain confidential portions omitted).

 *10.41 License Agreement, dated October 1, 1989, between the Company and Institut Pasteur (with certain confidential portions omitted).

 *10.42 Sublicense Agreement, dated September 13, 1989, between the Company and AndroBio Corporation (with certain confidential portions omitted).

   Exhibit
     No.                                     Description
--------------------------------------------------------

  *10.43 License Agreement, dated June 23, 1989, between the Company and La Jolla Cancer Research Foundation (with certain confidential portions omitted).

  *10.44 License Agreement, dated October 20, 1988, between the Company and The Salk Institute for Biological Studies, as amended by Amendment to License Agreement dated September 15, 1989, Second Amendment to License Agreement, dated December 1, 1989 and Third Amendment to License Agreement dated October 20, 1990 (with certain confidential portions omitted).

  *10.45 Agreement dated June 12, 1989, between the Company and the Regents of the University of California.

 +*10.46 Form of Indemnification Agreement between the Company and each of its directors.

 +*10.47 Form of Indemnification Agreement between the Company and each of its officers.

  *10.50 Consulting Agreement, dated October 1, 1991, between the Company and Dr. Bert W. O'Malley.

  *10.53 Stock and Warrant Purchase Agreement, dated June 30, 1992 between the Company and Allergan, Inc. and Allergan Pharmaceuticals (Ireland) Ltd., Inc.

  *10.58 Stock Purchase Agreement, dated September 9, 1992, between the Company and Glaxo, Inc.

  *10.59 Research and Development Agreement, dated September 9, 1992, between the Company and Glaxo, Inc. (with certain confidential portions omitted).

  *10.60 Stock Transfer Agreement, dated September 30, 1992, between the Company and the Rockefeller University.

  *10.61 Stock Transfer Agreement, dated September 30, 1992, between the Company and New York University.

  *10.62 License Agreement, dated September 30, 1992, between the Company and the Rockefeller University (with certain confidential portions omitted).

  *10.63 Professional Services Agreement, dated September 30, 1992, between the Company and Dr. James E. Darnell.

 +*10.64 Letter Agreement, dated August 24, 1992, between the Company and Dr. Howard T. Holden.

 +*10.65 Letter Agreement, dated August 20, 1992, between the Company and Dr. George Gill.

 +*10.66 Letter Agreement, dated September 3, 1992, between the Company and Dr. Lloyd E. Flanders.

 +*10.67 Letter Agreement, dated September 11, 1992, between the Company and Mr. Paul Maier.

 %*10.68 Master Equipment Lease, dated October 27, 1992 and related Master Equipment Lease Agreement Schedule between the Company and AT&T Commercial Finance Corporation.

 !!10.69       Form of Automatic Grant Option Agreement.

 **10.73 Supplementary Agreement, dated October 1, 1993, between the Company and Pfizer, Inc to Agreement, dated May 1, 1991.

***10.74 Loan and Security Agreement, dated November 11, 1993, between the Company and Household Commercial of California, Inc.

***10.75 Stock Purchase Agreement, dated July 6, 1994, between the Company and Abbott Laboratories (with certain confidential portions omitted).

  !10.76 Amended Registration Rights Agreement, dated June 24, 1994, between the Company and the individuals listed on attached Schedule A, as amended ( Exhibit 4.1).

  !10.77 First Addendum to Amended Registration Rights Agreement, dated July 6, 1994, between the Company and Abbott Laboratories (Exhibit 4.2)

***10.78 Research, Development and License Agreement, dated July 6, 1994, between the Company and Abbott Laboratories (with certain confidential portions omitted) (Exhibit 10.75).

***10.79 Stock and Note Purchase Agreement, dated September 2, 1994, between the Company and American Home Products Corporation (with certain confidential portions omitted).

***10.80 Unsecured Convertible Promissory Note dated September 2, 1994, in the face amount of $10,000,000 executed by the Company in favor of American Home Products Corporation (with certain confidential portions omitted) (Exhibit 10.78).

***10.81 Second Addendum to Amended Registration Rights Agreement, dated September 2, 1994, between the Company and American Home Products Corporation.

***10.82 Research, Development and License Agreement, dated September 2, 1994, between the Company and American Home Products Corporation, as represented by its Wyeth-Ayerst Research Division (with certain confidential portions omitted) (Exhibit 10.77).

***10.83 Option Agreement, dated September 2, 1994, between the Company and American Home Products Corporation, as represented by its Wyeth-Ayerst Research Division (with certain confidential portions omitted) (Exhibit 10.80).

***10.84 Distribution and Marketing Agreement, dated September 16, 1994, between the Company and Cetus Oncology Corporation, a wholly owned subsidiary of the Chiron Corporation (with certain confidential portions omitted) (Exhibit 10.82).

  &10.85 Technology License Agreement, dated June 3, 1995, between the Company, Allergan, Inc. and Allergan Ligand Retinoid Therapeutics, Inc.

   Exhibit
     No.                                     Description
--------------------------------------------------------


&10.86 Research and Development Agreement, dated June 3, 1995, between the Company, Allergan, Inc. and Allergan Ligand Retinoid Therapeutics, Inc.

&10.87 Commercialization Agreement, dated June 3, 1995, between the Company, Allergan, Inc. and Allergan Ligand Retinoid Therapeutics, Inc.

&10.88 Administrative Agreement, dated June 3, 1995, between the Company, Allergan, Inc. and Allergan Ligand Retinoid Therapeutics, Inc.

&10.89 Services Agreement, dated June 3, 1995, between the Company, Allergan, Inc. and Allergan Ligand Retinoid Therapeutics, Inc.

&10.90 1057 Purchase Option Agreement, dated June 3, 1995, between the Company, Allergan, Inc. and Allergan Ligand Retinoid Therapeutics, Inc.

&10.91 Asset Purchase Option Agreement, dated June 3, 1995, between the Company, Allergan, Inc. and Allergan Ligand Retinoid Therapeutics, Inc.

&10.92 Joint Venture Dissolution Agreement, dated June 3, 1995, between the Company, Allergan, Inc. and Allergan Ligand Retinoid Therapeutics, Inc.

&10.93 Indemnity Agreement, dated June 3, 1995, between the Company, Allergan, Inc. and Allergan Ligand Retinoid Therapeutics, inc.

&10.94 Tax Allocation Agreement, dated June 3, 1995, between the Company, Allergan, Inc. and Allergan Ligand Retinoid Therapeutics, Inc.

&10.95 Stock Purchase Agreement, dated June 3, 1995, between the Company, Allergan, Inc. and Allergan Pharmaceuticals (Ireland), Ltd.

&10.97 Research, Development and License Agreement, dated December 29, 1994, between SmithKline Beecham Corporation and the Company (with certain confidential portions omitted).

&10.98 Stock and Note Purchase Agreement, dated February 2, 1995, between SmithKline Beecham Corporation, S.R. One Limited and the Company (with certain confidential portions omitted).

&10.99 Third Addendum to Amended Registration Rights Agreement, dated February 3, 1995, between S. R. One, Limited and the Company.

#10.100 PHOTOFRIN(R) Distribution Agreement, dated March 8, 1995, between the Company and Quadra Logic Technologies Inc. (with certain confidential portions omitted).

 10.101(2)     Stock Rights Agreement, dated December 28, 1990, among Glycomed,
               Genentech, Inc. and specified shareholders (Exhibit 10.1).

 10.119(2)     Option and Development Agreement, dated August 15, 1990, between
               Glycomed and Dr. Richard E. Galardy and Dr. Damian Grobelny with exhibit thereto (with certain confidential portions omitted)
               (Exhibit 10.20).

 10.120(2)     Option and Development Agreement, dated November 27, 1989, between Glycomed and the President and Fellows of Harvard College with appendices thereto (with certain confidential portions omitted) (Exhibited 10.21).

 10.121(2)     Option and Development Agreement, dated January 1, 1991, between
               Glycomed and UAB Research Foundation with exhibits thereto (with certain confidential portions omitted) (Exhibit 10.22).

 10.122(2)     Joint Venture Agreement, dated December 18, 1990, among Glycomed,
               Glyko, Inc., Millipore Corporation, Astroscan, Ltd., Astromed,
               Ltd., Gwynn R. Williams and John Klock, M.D., with exhibits thereto (with certain confidential portions omitted) (Exhibit
               10.23).

 10.124(2)     Master Lease Agreement, dated June 22, 1990, between Glycomed and
               Lease Management Services with Addendum and Security Deposit
               Pledge Agreement (Exhibit 10.25).

 10.125(3)     Marina Village Office/R & D Industrial Gross Leases, dated August
               5, 1988 and August 8, 1988, between Glycomed and Alameda Real
               Estate Investments, with Exhibits, Addendum and Amendment No. 1 thereto (Exhibit 10.26).

 10.126(3)     Marina Village Office/R & D Industrial Gross Office Tech Leases,
               dated May 1, 1992, between Glycomed and Alameda Real Estate
               Investments, with exhibits and Addenda for the space at 860
               Atlantic and 2061 Challenger (Exhibit 10.27).

 10.127(3)     Research and License Agreement, dated April 29, 1992, between
               Glycomed and the Alberta Research Council with Appendix thereto
               (with certain confidential portions omitted) (Exhibit 10.28).

 10.130(6)     Amendment to Research and License Agreement, dated July 12, 1993, between Glycomed and the Alberta Research Council (with certain confidential portions omitted) (Exhibit 10.32).

 10.131(7)     Amendments to Research and License Agreement, dated October 22,
               1993, December 16, 1993, and May 9, 1994 between Glycomed and the
               Alberta Research Council (with certain confidential portions omitted) (Exhibit 10.33).

   Exhibit
     No.                                     Description
--------------------------------------------------------

   10.132(7)   License Agreement, dated February 14, 1994 between Glycomed and
               Sankyo Company, Ltd., for the Far East marketing rights of ophthalmic indications of Galardin(TM) MPI and analogs (with certain confidential portions omitted) (Exhibit 10.34).

   10.133(7)   Collaborative Technology Research and Development Agreement
               between Glycomed and Sankyo Company, Ltd., dated June 27, 1994
               (with certain confidential portions omitted) (Exhibit 10.35).

   10.136(8)   Amendment to Research and License Agreement, dated September 22,
               1994 between Glycomed and Alberta Research Council (with certain confidential portions omitted) (Exhibit 10.38).

  #10.137 First Supplemental Indenture among the Company, Glycomed and Chemical Trust Company of California, Trustee (Exhibit 10.133).

  #10.138 Form of Dominion Warrant upon assumption by the Company (Exhibit 10.134).

  #10.139 Form of Genentech Warrant upon assumption by the Company (Exhibit 10.135).

 %%10.140 Promissory Notes, General Security Agreements and a Credit Terms and Conditions letter dated March 31, 1995, between the Company and Imperial Bank (Exhibit 10.101).

  -10.141 Fourth Addendum to Amended Registration Rights Agreement, dated May 18, 1995, between the Company and Genentech, Inc.

  -10.142 Stock Purchase Agreement, dated June 27, 1995, between the Company and Sankyo Company, Ltd.

  -10.143 Fifth Addendum to Amended Registration Rights Agreement, dated September 11, 1995, between the Company and Sankyo Company Limited.

  -10.144 Stock Purchase Agreement, dated August 28, 1995, between the Company and Abbott Laboratories.

  -10.145 Sixth Addendum to Amended Registration Rights Agreement, dated August 31, 1995, between the Company and Abbott Laboratories.

  -10.146 Amendment to Research and Development Agreement, dated January 16, 1996, between the Company and American Home Products Corporation, as amended.

  -10.147 Amendment to Stock Purchase Agreement, dated January 16, 1996, between the Company and American Home Products Corporation.

  -10.148 Lease, dated July 6, 1994, between the Company and Chevron/Nexus partnership, First Amendment to lease dated July 6, 1994.

 +x10.149 Successor Employment Agreement, signed May 1, 1996, between the Company and David E. Robinson.

   10.150 Master Lease Agreement, signed May 30, 1996, between the Company and USL Capital Corporation.

  x10.151 Settlement Agreement and Mutual Release of all Claims, signed April 20, 1996, between the Company and Pfizer, Inc. (with certain confidential portions omitted).

  x10.152 Letter Amendment to Abbott Agreement, dated March 14, 1996, between the Company and Abbott Laboratories (with certain confidential portions omitted).

+xx10.153      Letter Agreement, dated August 8, 1996, between the Company and
               Dr. Andres Negro-Vilar.

 --10.154 Preferred Shares Rights Agreement, dated as of September 13, 1996, by and between Ligand Pharmaceuticals Incorporated and Wells Fargo Bank, N.A, (Exhibit 10.1)

  +10.155 Letter Agreement, dated November 4, 1996, between the Company and William Pettit.

  +10.156 Letter Agreement, dated February 6, 1997, between the Company and Russell L. Allen.

   10.157 Master Lease Agreement, signed February 13, 1997, between the Company and Lease Management Services.

   10.158      Lease, dated March 7, 1997, between the Company and Nexus Equity
               VI LLC.

   10.159 Eighth Addendum to amended registration rights agreement, dated June 24, 1994, as amended between Ligand Pharmaceuticals and S.R. One, Limited and is effective as of February 10, 1997.

   10.160 Seventh Addendum to amended registration rights agreement, dated June 24, 1994, as amended between Ligand Pharmaceuticals and S.R. One, Limited and is effective November 10, 1995.

   21.1        Subsidiaries of Registrant

   23.1        Consent of Ernst & Young LLP, Independent Auditors.

   24.1        Power of Attorney (See signature page)

   27.1        Financial Data Schedule

   Exhibit
     No.                                     Description
--------------------------------------------------------

* These exhibits were previously filed as part of, and are hereby incorporated by reference to, the same numbered exhibit filed with the Company's Registration Statement on Form S-1 (No. 33-47257) filed on April 16, 1992 as amended.

+              Management contract or compensation plan or arrangement.

% These exhibits were previously filed as part of, and are hereby incorporated by reference to, the same numbered exhibit filed wit the Company's Annual Report on Form 10-K for the year ended December 31, 1992.

** These exhibits were previously filed as part of, and are hereby incorporated by reference to, the same numbered exhibit filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

*** These exhibits were previously filed as part of, and are hereby incorporated by reference to, the same numbered exhibit (except as otherwise noted) filed with the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1994.

! These exhibits were previously filed as part of, and are hereby incorporated by reference to, the exhibit filed with the Company's Form 8-K, filed on July 14, 1994.

!! This exhibit was previously filed as part of, and is hereby incorporated by reference to Exhibit 99.1 filed with the Company's Form S-8 (No. 33-85366), filed on October 17, 1994.

& These exhibits were previously filed as part of, and are hereby incorporated by reference to, the same numbered exhibit filed with the Registration Statement on Form S-1/S-3 (No. 33-87598 and 33-87600) filed on December 20, 1994, as amended.

# These exhibits were previously filed as part of, and are hereby incorporated by reference to, the same numbered exhibit filed with the Registration Statement on Form S-4 (No. 33-90160) filed on March 9, 1995, as amended.

%% This exhibit was previously filed as part of, and are hereby incorporated by reference to, the same numbered exhibit filed with the Company's Quarterly report on Form 10-Q for the period ended September 30, 1995.

- These exhibits were filed previously, and are hereby incorporated by reference to, the same numbered exhibit filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

x These exhibits were previously filed as part of, and are hereby incorporated by reference to, the same numbered exhibit filed with the Company's Quarterly report on Form 10-Q for the period ended June 30, 1996.

xx This exhibit was previously filed as part of, and are hereby incorporated by reference to, the same numbered exhibit filed with the Company's Quarterly report on Form 10-Q for the period ended September 30, 1996.


(1) Filed as an exhibit to Glycomed's Annual Report on Form 10-K (File No. 0-19161) filed on September 27, 1991 and incorporated herein by reference.

(2) Filed as an exhibit to Glycomed's Registration Statement on Form S-1 (No. 33-39961) filed on or amendments thereto and incorporated herein by reference.

(3) Filed as an exhibit to Glycomed's Annual Report on Form 10-K (File No. 0-19161) filed on September 25, 1992 and incorporated herein by reference.

(4) Filed as an exhibit to Glycomed's Registration Statement on Form S-3 (No. 33-55042) filed on November 25, 1992 or amendments thereto and incorporated herein by reference.

(5) Filed as an exhibit to Glycomed's Registration Statement on Form S-8 (No. 33-68620) filed on September 13, 1993 and incorporated herein by reference.

(6) Filed as an exhibit to Glycomed's Annual Report on Form 10-K (File No. 0-19161) filed on September 13, 1993 and incorporated herein by reference.

(7) Filed as an amendment to Glycomed's Annual Report on Form 10-K (File No. 0-19161) filed on September 27, 1994 and incorporated herein by reference.

(8) Filed as an exhibit to Glycomed's Quarterly Report on Form 10-Q (File No. 0-19161) filed on February 10, 1995 and incorporated herein by reference.

-- These exhibits were previously filed as part of, and are hereby incorporated by reference, the same numbered exhibit filed with the Company's Registration Statement on Form S-3 (No. 333-12603) filed on September 25, 1996, as amended.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       LIGAND PHARMACEUTICALS INCORPORATED


Date: 3/27/97  By: /s/ David E. Robinson
                   -----------------------------
                       David E. Robinson, President and Chief Executive Officer

                                POWER OF ATTORNEY

         Know all men by these presents, that each person whose signature appears below constitutes and appoints David E. Robinson or Paul V. Maier, his or her attorney-in-fact, with power of substitution in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that the attorney-in-fact or his or her substitute or substitutes may do or cause to be done by virtue hereof.

         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

              Signature                         Title                       Date
              ---------                         -----                       ----

    /s/   David E. Robinson      Chairman of the Board, President,       3/27/97
-----------------------------   Chief Executive Officer and Director
(David E. Robinson)                 (Principal Executive Officer)



    /s/    Paul V. Maier            Senior Vice President, Chief         3/27/97
-----------------------------      Financial Officer and Treasurer
(Paul V. Maier)                       (Principal Financial and
                                         Accounting Officer)



    /s/ Henry F. Blissenbach                  Director                   3/27/97
-----------------------------
(Henry F. Blissenbach)


   /s/   Alexander D. Cross                   Director                   3/27/97
-----------------------------
(Alexander D. Cross)


    /s/ John Groom                            Director                   3/27/97
-----------------------------
(John Groom)


    /s/   Irving S. Johnson                   Director                   3/27/97
-----------------------------
(Irving S. Johnson)


   /s/   William C. Shepherd                  Director                   3/27/97
-----------------------------
(William C. Shepherd)

                Report of Ernst & Young LLP, Independent Auditors


The Board of Directors and Stockholders
Ligand Pharmaceuticals Incorporated

We have audited the accompanying consolidated balance sheets of Ligand Pharmaceuticals Incorporated as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ligand Pharmaceuticals Incorporated at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



                                                            Ernst & Young LLP



San Diego, California
January 29, 1997

                       Ligand Pharmaceuticals Incorporated

                           Consolidated Balance Sheets

                        (in thousands, except share data)

                                                                                    DECEMBER 31,
                                                                              1996             1995
                                                                            ---------        ---------
ASSETS
   Current assets:
     Cash and cash equivalents                                              $  34,830        $  15,963
     Short-term investments                                                    45,822           54,182
     Receivable from a related party                                            3,087            2,286
     Other current assets                                                       1,706              577
                                                                            ---------        ---------
       Total current assets                                                    85,445           73,008
   Restricted short-term investments                                            3,527            6,759
   Property and equipment, net                                                 11,680           12,272
   Notes receivable from officers and employees                                   534              485
   Other assets                                                                   954            1,070
                                                                            ---------        ---------
                                                                            $ 102,140        $  93,594
                                                                            =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
     Accounts payable                                                       $   4,137        $   3,940
     Accrued liabilities                                                        4,870            6,705
     Deferred revenue                                                           2,151            2,608
     Current portion of obligations under capital leases                        2,607            2,406
                                                                            ---------        ---------
       Total current liabilities                                               13,765           15,659
   Long-term obligations under capital leases                                   8,711            8,585
   Convertible subordinated debentures                                         33,953           31,279
   Convertible note                                                            11,250           10,000

   Commitments

   Stockholders' equity :
     Convertible preferred stock, $0.001 par value,
       5,000,000 shares authorized; none issued                                    --               --
     Common stock, $0.001 par value; 80,000,000 shares authorized,
       31,799,617 shares and 27,800,597 shares issued at December 31,
       1996 and 1995, respectively                                                 32               28
     Paid-in capital                                                          214,887          173,452
     Warrant subscription receivable                                           (2,453)          (4,524)
     Adjustment for unrealized gains (losses) on
       available-for-sale securities                                              (78)             217
     Accumulated deficit                                                     (177,594)        (140,281)
     Deferred compensation and consulting                                        (322)            (819)
                                                                            ---------        ---------
                                                                               34,472           28,073
     Less treasury stock, at cost (1,114 shares and 4,986
       shares in 1996 and 1995, respectively)                                     (11)              (2)
                                                                            ---------        ---------
       Total stockholders' equity                                              34,461           28,071
                                                                            ---------        ---------
                                                                            $ 102,140        $  93,594
                                                                            =========        =========

See accompanying notes.

                       Ligand Pharmaceuticals Incorporated

                      Consolidated Statements of Operations

                        (in thousands, except share data)



                                                                   YEARS ENDED DECEMBER 31,
                                                        1996                1995                1994
                                                     ------------        ------------        ------------
Revenues:
   Collaborative research and development:
     Related parties                                 $     18,641        $     11,972        $      8,342
     Unrelated parties                                     17,994              12,424               4,893
   Other                                                      207                 120                  74
                                                     ------------        ------------        ------------
                                                           36,842              24,516              13,309

Costs and expenses:
   Research and development                                59,494              41,636              27,205
   Selling, general and administrative                     10,205               8,181               6,957
   Write-off of acquired in-process technology
                                                               --              19,564                  --
   ALRT contribution                                           --              17,500                  --
                                                     ------------        ------------        ------------
     Total operating expenses                              69,699              86,881              34,162
                                                     ------------        ------------        ------------
Loss from operations                                      (32,857)            (62,365)            (20,853)
Interest income                                             3,704               3,603               1,298
Interest expense                                           (8,160)             (5,410)               (679)
Equity in operations of joint venture                          --                  --              (6,845)
                                                     ------------        ------------        ------------
Net loss                                             $    (37,313)       $    (64,172)       $    (27,079)
                                                     ============        ============        ============

Net loss per share                                   $      (1.30)       $      (2.70)       $      (1.57)
                                                     ============        ============        ============

Shares used in computing loss per share                28,780,914          23,791,542          17,240,535
                                                     ============        ============        ============

See accompanying notes.

                       Ligand Pharmaceuticals Incorporated

                 Consolidated Statements of Stockholders' Equity

                   For the three years ended December 31, 1996

                        (in thousands, except share data)


                                                                                                           Adjustment
                                                                                                          for unrealized
                                                                                                               gains
                                             Class A                Class B                                 (losses) on
                                           Common stock           Common stock                 Warrant       available
                                        -------------------    ------------------  Paid-in  subscription      for-sale
                                          Shares     Amount      Shares    Amount  capital   receivable      securities
                                        ---------    ------    ---------   ------  -------  ------------  --------------
Balance at December 31, 1993            6,872,156    $ 7        7,622,275   $ 8    $ 94,148    $ --            $  --
Issuance of Common Stock                  885,463      1           14,156    --      10,538      --               --
Amortization of deferred
  compensation and consulting
  fee                                         --      --               --    --          --      --               --
Cumulative effect of adjustment
  for unrealized losses on
  available-for-sale securities               --      --               --    --          --      --             (112)
Adjustment for unrealized
  losses on available-for-sale
  securities                                  --      --               --    --          --      --             (615)
Purchase of treasury stock                    --      --               --    --          --      --               --
Conversion of Class A
  Common Stock to Class B
  Common Stock                         (7,757,619)    (8)      10,317,633    10          (2)     --               --
Net loss                                       --     --               --    --          --      --               --
                                        ---------   ------     ----------   -----  --------  -----------  --------------
Balance at December 31, 1994                   --     --       17,954,064    18     104,684      --             (727)
Issuance of Common Stock                       --     --        2,903,622     3      20,966      --               --
Issuance of Common Stock for
  merger net of transaction
  costs of $1,235,000                          --     --        6,942,911     7      41,952      --               --
Amortization deferred
  compensation and consulting
  fees                                         --     --               --    --          --      --               --

                                                                                                            Adjustment
                                                                                                          for unrealized
                                                                                                               gains
                                             Class A                Class B                                 (losses) on
                                           Common stock           Common stock                 Warrant       available
                                        -------------------    ------------------  Paid-in  subscription      for-sale
                                          Shares     Amount      Shares    Amount  capital   receivable      securities
                                        ---------    ------    ---------   ------  -------  ------------  --------------
Adjustment for unrealized gains
  (losses) on available-for-sale
  securities                                  --      --               --    --         --       --              944
Purchase of treasury stock                    --      --               --    --         --       --               --
Warrant subscription receivable               --      --               --    --      5,850   (5,850)              --
Cash received from ALRT and
  applied to warrant subscription
  receivable                                  --      --               --    --         --    1,326               --
Net Loss                                      --      --               --    --         --       --               --
                                       ---------   -------    -----------   -----  --------  -------      --------------
Balance at December 31, 1995                  --      --       27,800,597    28     173,452  (4,524)             217
Issuance of common stock                      --      --        3,999,020     4      41,082      --               --
Amortization of deferred
  compensation and consulting
  fees                                        --      --               --    --         --       --               --
Adjustment for unrealized gains
  (losses) on available-for-sale
  securities                                  --      --               --    --         --       --             (295)
Receipt of common stock for
  milestone revenue                           --      --               --    --         --       --               --
Retirement of shares                          --      --               --    --         --       --               --
Purchase of treasury shares                   --      --               --    --         --       --               --
Issuance of common stock held in
  treasury                                    --      --               --    --         --       --               --
Option term extension                         --      --               --    --        353       --               --
Amortization of warrant
  subscription                                --      --               --    --         --    2,071               --
Net loss                                      --      --               --    --         --       --               --
                                       ---------   -------    -----------   -----  --------  -------      --------------
Balance at December 31, 1996                  --    $ --       31,799,617    32    $214,887 $(2,453)            $(78)
                                       =========   =======    ===========   =====  ========  =======      ==============

                       Ligand Pharmaceuticals Incorporated

                 Consolidated Statements of Stockholders' Equity

                   For the three years ended December 31, 1996

                        (in thousands, except share data)


                                                  Deferred
                                                compensation           Treasury stock                 Total
                                  Accumulated  and consulting     ----------------------------    stockholders'
                                    deficit         fees              Shares      Amount              equity
                                   ---------   --------------     ----------------------------    -------------
Balance at December 31, 1993      $(49,030)     $(2,198)            (3,784)        $(1)            $42,934
Issuance of Common Stock                --           --                 --          --              10,539
Amortization of deferred
  compensation and consulting
  fees                                  --          668                 --          --                 668
Cumulative effect of adjustment
  for unrealized losses on
  available-for-sale securities         --           --                 --          --                (112)
Adjustment for unrealized
  losses on available-for-sale
  securities                            --           --                 --          --                (615)
Purchase of treasury stock
Conversion of Class A                   --           --             (1,168)         (1)                 (1)
  Common Stock to Class B
  Common Stock                          --           --                 --          --                  --
Net loss                           (27,079)          --                 --          --             (27,079)
                                  ---------    --------------    -------------   -------------     ------------
Balance at December 31, 1994       (76,109)      (1,530)            (4,952)         (2)              26,334
Issuance of Common Stock                --           --                 --          --               20,969
Issuance of Common Stock for
  merger net of transaction
  costs of $1,235,000                   --           --                 --          --               41,959
Amortization deferred
  compensation and consulting
  fees                                  --          711                 --          --                  711




                                                      Deferred
                                                    compensation        Treasury stock              Total
                                  Accummulated    and consulting    --------------------        stockholders'
                                    deficit            fees          Shares      Amount            equity
                                  ------------    --------------    ---------    --------        -----------
Adjustment for unrealized gains
  (losses) on available-for-sale
  securities                               --        --                 --          --                 944
Purchase of treasury stock                 --        --                (34)         --                  --
Warrant subscription receivable            --        --                 --          --                  --
Cash received from ALRT and
  applied to warrant subscription
  receivable                               --        --                 --          --               1,326
Net Loss                              (64,172)       --                 --          --             (64,172)
                                  ------------     -----------     ---------    -------           -----------
Balance at December 31, 1995         (140,281)     (819)            (4,986)         (2)             28,071
Issuance of common stock                   --        --                 --          --              41,086
Amortization of deferred
  compensation and consulting
  fees                                     --       497                 --          --                 497
Adjustment for unrealized gains
  (losses) on available-for-sale
  securities                               --        --                 --          --                (295)
Receipt of common stock for
  milestone revenue                        --        --           (101,011)     (1,320)             (1,320)
Retirement of shares                       --        --            101,011       1,320               1,320
Purchase of treasury shares                --        --             (3,164)        (23)                (23)
Issuance of common stock held in
  treasury                                 --        --              7,036          14                  14
Option term extension                      --        --                 --          --                 353
Amortization of warrant
  subscription                             --        --                 --          --               2,071
Net loss                              (37,313)       --                 --          --             (37,313)
                                  ------------    -----------     ---------    --------            --------
Balance at December 31, 1996        $(177,594)    $(322)            (1,114)    $   (11)           $ 34,461
                                  ============    ===========     =========    ========            ========


                       Ligand Pharmaceuticals Incorporated

                      Consolidated Statements of Cash Flows

                                 (in thousands)

                                                                     YEARS ENDED DECEMBER 31,
                                                               1996            1995            1994
                                                              --------        --------        --------
OPERATING ACTIVITIES
Net loss                                                      $(37,313)       $(64,172)       $(27,079)
Adjustments to reconcile net loss to net cash used by
   operating activities:
     Depreciation and amortization                               3,879           2,687           1,536
     Equity in operations of joint venture                          --              --           6,845
     Amortization of notes receivable from officers
       and employees                                               235             339             265
     Amortization of warrant subscription receivable             2,071           1,326              --
     Write-off of acquired in-process technology                    --          19,564              --
     Research and development and consulting fees paid
       through issuance of stock                                    --              --             242
     Amortization of deferred compensation and
       consulting fees                                             497             711             669
     Accretion of debt discount                                  2,674           1,654              --
     Company stock received for milestone revenue               (1,320)             --              --
     Change in operating assets and liabilities, net
       of Glycomed merger:
         Other current assets                                   (1,129)          1,626            (905)
         Receivable from a related party                          (801)         (1,128)          1,432
         Accounts payable and accrued liabilities               (1,638)            380           2,020
         Deferred revenue                                         (457)            465             666
                                                              --------        --------        --------
Net cash used in operating activities                          (33,302)        (36,548)        (14,309)

INVESTING ACTIVITIES
Purchases of short-term investments                            (53,123)        (17,684)        (18,336)
Proceeds from short-term investments                            61,188          37,205          27,546
Purchase of property and equipment                                (399)           (175)           (587)
Increase in note receivable from officers and employees           (350)           (135)            (20)
Payment of notes receivable from officers and employees
                                                                    66              --              --
Increases in deposits and other assets                              (2)            (33)           (540)
Decreases in deposits and other assets                             118              60             125
Investment in joint venture                                         --            (822)         (7,125)
Net cash acquired in Glycomed acquisition                           --          10,225              --
                                                              --------        --------        --------
Net cash provided by investing activities                        7,498          28,641           1,063

FINANCING ACTIVITIES
Principal payments on obligations under capital leases          (2,561)         (1,448)         (1,064)
Net change in restricted short-term investment                   3,232          (2,043)             --
Net proceeds from the issuance of convertible note               5,000              --          10,000
Net proceeds from sale of common stock                          39,000          19,733          10,296
                                                              --------        --------        --------
Net cash provided by financing activities                       44,671          16,242          19,232
                                                              --------        --------        --------
Net increase in cash and cash equivalents                       18,867           8,335           5,986
Cash and cash equivalents at beginning of period                15,963           7,628           1,642
                                                              --------        --------        --------
Cash and cash equivalents at end of period                    $ 34,830        $ 15,963        $  7,628
                                                              ========        ========        ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid                                                 $  5,559        $  3,178        $    421

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
   FINANCING ACTIVITIES:
Additions to obligations under capital leases                 $  2,888        $  8,415        $  1,162
Warrant subscription receivable issued with ALRT
   offering                                                   $     --        $  5,850        $     --
Conversion of note to common stock                            $  3,750        $     --        $     --
Retirement of treasury stock                                  $  1,320        $     --        $     --

See accompanying notes.

                       Ligand Pharmaceuticals Incorporated

                   Notes to Consolidated Financial Statements

                                December 31, 1996



1.  THE COMPANY

Ligand Pharmaceuticals Incorporated, a Delaware corporation, (the "Company") is a biopharmaceutical company primarily committed to the discovery and development of new drugs that regulate hormone activated intracellular receptors and Signal Transducers and Activators of Transcription. The Company includes its wholly-owned subsidiaries, Glycomed Incorporated ("Glycomed"), and Ligand Pharmaceuticals (Canada) Incorporated.

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

The Company faces those risks associated with companies whose products are in various stages of development. These risks include, among others, the Company's need for additional financing to complete its research and development programs and commercialize its technologies. The Company expects to incur substantial additional research and development expenses, including continued increases in personnel and costs related to preclinical testing, clinical trials and sales and marketing expenses related to the product sales in Ligand Pharmaceuticals (Canada) Incorporated. The Company intends to seek additional funding sources of capital and liquidity through collaborative arrangements, collaborative research or through public or private financing. No assurance can be given that such financing will be available to the Company when required or under favorable terms.

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

                       Ligand Pharmaceuticals Incorporated

                                December 31, 1996




2. SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and disclosures made in the accompanying notes to the consolidated financial statements. Actual results could differ from those estimates.

Cash , Cash Equivalents  and Short-term Investments

Cash and cash equivalents consist primarily of cash, certificates of deposits, treasury securities and repurchase agreements with original maturities at the date of acquisition of less than three months.

The Company invests its excess cash principally in United States government debt securities, investment grade corporate debt securities and certificates of deposit. The Company has established guidelines relative to diversification and maturities that maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates.

Net Loss Per Share

Net loss per share is computed using the weighted average number of common shares outstanding.

Research and Development Revenues and Expenses

Collaborative research and development revenues are recorded as earned based on the performance criteria of each contract. Payments received which have not met the appropriate criteria are recorded as deferred revenue. Research and development costs are expensed as incurred.

                       Ligand Pharmaceuticals Incorporated

                                December 31, 1996




2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

For the years ended December 31, 1996, 1995 and 1994, costs and expenses related to collaborative research and development agreements were $36.6 million, $24.4 million and $13.2 million, respectively.

Property and Equipment

Property and equipment is stated at cost and consists of the following (in thousands):

                                                          DECEMBER 31,
                                                      1996            1995
                                                     --------        --------

Equipment and leasehold improvements                 $ 22,674        $ 19,387
Less accumulated depreciation and amortization        (10,994)         (7,115)
                                                     --------        --------
Net property and equipment                           $ 11,680        $ 12,272
                                                     ========        ========

Depreciation of equipment and leasehold improvements is computed using the straight-line method over the estimated useful lives of the assets which range from three to fifteen years. Assets acquired pursuant to capital lease arrangements and leasehold improvements are amortized over their estimated useful lives or their related lease term, whichever is shorter.

Stock Compensation

In October 1994, the Financial Accounting Standards Board issued SFAS 123, "Accounting for Stock-Based Compensation", effective for fiscal years beginning after December 15, 1995. SFAS 123 establishes the use of the fair value based method of accounting for stock-based compensation arrangements, under which compensation cost is determined using the fair value of stock-based compensation determined as of the grant date, and is recognized over the periods in which the related services are rendered. The statement also permits companies to elect to continue using the current implicit value accounting method specified in Accounting Principles Board (APB) Opinion No. 25 to account for stock-based compensation. The Company has decided to retain the current implicit value based method, and has disclosed the pro forma effect of using the fair value based method to account for its stock based compensation (see Note 8).

                       Ligand Pharmaceuticals Incorporated

                                December 31, 1996




2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Long-Lived Assets

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

3.  INVESTMENTS

Investments are recorded at estimated fair market value at December 31, 1996 and 1995, and consist principally of United States government debt securities, investment grade corporate debt securities and certificates of deposit with maturities at the date of acquisition of three months or longer. The Company has classified all of its investments as available-for-sale securities. The following table summarizes the various investment categories at (in thousands):

                                                        DECEMBER 31, 1996
                                          -----------------------------------------
                                                            GROSS
                                                          UNREALIZED
                                                            GAINS        ESTIMATED
                                            COST           (LOSSES)      FAIR VALUE
                                          --------        ----------     ----------
Available-for-Sale:
U.S. Government Securities                $ 18,541        $    (52)       $ 18,489
Corporate Obligations                       22,005             (16)         21,989
Certificates of Deposit                      5,354             (10)          5,344
                                          --------        --------        --------
                                            45,900             (78)         45,822
Certificates of Deposit- restricted          3,527              --           3,527
Equity securities                              440              --             440
                                          --------        --------        --------
                                          $ 49,867        $    (78)       $ 49,789
                                          ========        ========        ========

                       Ligand Pharmaceuticals Incorporated

                                December 31, 1996




3.  INVESTMENTS (CONTINUED)

                                                       DECEMBER 31, 1995
                                             ---------------------------------------
                                                            GROSS
                                                          UNREALIZED
                                                            GAINS         ESTIMATED
                                              COST          (LOSSES)      FAIR VALUE
                                            ---------     ----------      ----------
Available-for-Sale:
U.S. Government Securities                   $ 37,073       $    209        $ 37,282
Corporate Obligations                          14,055             13          14,068
Certificates of Deposit                         2,837             (5)          2,832
                                             --------       --------        --------
                                               53,965            217          54,182
Certificates of Deposit- restricted             4,058             --           4,058
U.S. Government Securities- restricted          2,701             --           2,701
Equity securities                                 440             --             440
                                             --------       --------        --------
                                             $ 61,164       $    217        $ 61,381
                                             ========       ========        ========

The realized gains (losses) on sales of available-for-sale securities for the years ended December 31, 1996 and 1995 have not been material.

The amortized cost and estimated fair value of debt and marketable securities at December 31, 1996 and 1995, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

                                         DECEMBER 31, 1996          DECEMBER 31, 1995
                                       -----------------------     ------------------------
                                                   ESTIMATED                     ESTIMATED
                                         COST       FAIR VALUE      COST         FAIR VALUE
                                         ----       ----------      ----         ----------
Due in one year or less                $15,941       $15,938       $57,509       $57,692
Due after one year through three
   years                                33,388        33,315         3,119         3,156
Due after three years                       98            96            96            93
                                       -------       -------       -------       -------
                                        49,427        49,349        60,724        60,941
Equity securities                          440           440           440           440
                                       -------       -------       -------       -------
                                       $49,867       $49,789       $61,164       $61,381
                                       =======       =======       =======       =======

                       Ligand Pharmaceuticals Incorporated

                                December 31, 1996




4.  MERGER WITH GLYCOMED

In May 1995, Glycomed, Incorporated ("Glycomed") was merged into a wholly-owned subsidiary of the Company ("the Merger"). Glycomed is a biopharmaceutical company conducting research and development of pharmaceuticals based on biological activities of complex carbohydrates. The results of operations of Glycomed are included in the Company's consolidated results of operations with effect from the date of the Merger. Each outstanding share of Glycomed Common Stock was converted into .5301 shares of the Company's Common Stock, resulting in the issuance of 6,942,911 shares of the Company's Common Stock to Glycomed shareholders. The Merger was accounted for using the purchase method of accounting. The excess of the purchase price over the fair value of the net assets acquired was allocated to in-process technology and was written off, resulting in a one time non-cash charge to results of operations of $19.6 million.

Details of the merger are as follows (in thousands):

Total consideration:
   Common stock                                                                     $ 43,193
   Convertible debentures assumed                                                     29,625
   Other liabilities assumed                                                           6,897
                                                                                    --------
                                                                                      79,715
Less:
Fair value of assets acquired, including cash, restricted cash and
   short-term investments of $46,698                                                  49,926
Write-off of in-process technology                                                    19,564
                                                                                    --------
Net cash acquired                                                                   $ 10,225
                                                                                    ========
The following unaudited pro forma data reflects the Company's 1995 results of operations as if the Glycomed acquisition occurred on January 1, 1995 (in thousands, except per share data):

Revenues                                                                            $ 25,711
Net loss                                                                             (51,690)
Loss per share                                                                      $  (1.96)

                       Ligand Pharmaceuticals Incorporated

                                December 31, 1996




5. ACCRUED LIABILITIES

Accrued liabilities are comprised of the following (in thousands):

                                DECEMBER 31,
                            1996         1995
                           ------       ------
Accrued legal              $  463       $1,463
Accrued interest            2,116        2,292
Accrued compensation          925        1,100
Other                       1,366        1,850
                           ------       ------
                           $4,870       $6,705
                           ======       ======

6. CONVERTIBLE SUBORDINATED DEBENTURES

In conjunction with the Glycomed acquisition, the Company adjusted the carrying value of the Glycomed 7-1/2% Convertible Subordinated Debentures due 2003 (the "Debentures") issued by Glycomed in 1992 in the original amount of $50 million to $29.6 million, which was their fair market value at the date of the Merger. The Company has entered into a supplemental indenture which provides for conversion of the Debentures into the Company's Common Stock at $26.52 per share. The Debentures pay interest semi-annually at 7.5% per annum and are due in 2003. The difference between the face value and the fair market value at the acquisition date will be accreted up to the face value over the remaining term of the Debentures and will be charged to interest expense. In accordance with terms of the indenture, a trustee held U.S. Government Securities of approximately $2.7 million in escrow until January 1, 1996 for future interest payments. This amount is included in restricted short-term investments at December 31, 1995.

7.  COMMITMENTS

Leases and Equipment Notes Payable

The Company has entered into capital lease and equipment note payable agreements which require monthly payments through December 2002. Equipment under these agreements at December 31, 1996 and 1995 was $19.0 million and $16.1 million, respectively. At December 31, 1996 and 1995, accumulated amortization was $9.7 million and $6.9 million, respectively.

                       Ligand Pharmaceuticals Incorporated

                                December 31, 1996




7.  COMMITMENTS (CONTINUED)

The Company has also entered into operating lease agreements for office and research facilities with varying terms through August 2015. The agreements also provide for increases in annual rentals based on changes in the Consumer Price Index or fixed percentage increases varying from three to six percent. One of these leases requires an irrevocable standby letter of credit of $1.3 million to secure the performance of the Company's lease obligations.

Rent expense for the years ended December 31, 1996, 1995 and 1994 was $3.1 million, $2.5 million and $1.7 million, respectively.

At December 31, 1996, annual minimum rental payments due under the Company's leases and equipment notes payable are as follows (in thousands):

                                              OBLIGATIONS
                                             UNDER CAPITAL
                                              LEASES AND
                                            EQUIPMENT NOTES
                                                PAYABLE         OPERATING LEASES
                                            ---------------     ----------------
1997                                            $ 3,515           $ 2,778
1998                                              2,930             1,582
1999                                              2,613             1,430
2000                                              2,583             1,433
2001                                              1,491             1,476
Thereafter                                          624            22,742
                                                -------           -------
Total minimum lease payments                     13,756           $31,441
                                                                  =======
Less amounts representing interest                2,438
                                                -------
Present value of minimum lease payments          11,318
Less current portion                              2,607
                                                -------
                                                $ 8,711
                                                =======


At the end of 1997, one of the Company's main operating lease agreements for office and research facilities expires, at which time the Company plans to move into a build-to-suit facility. In March 1997, the Company entered into a fifteen-year lease, with a five year extension option, related to the build-to-suit facility, and loaned the construction partnership $3.7 million which will be paid back with interest over a ten year period.

                       Ligand Pharmaceuticals Incorporated

                                December 31, 1996




7.  COMMITMENTS (CONTINUED)

Royalty Agreements

The Company has entered into royalty agreements requiring payments ranging from 2% to 10% of net sales and 10% to 30% of license and other income for certain products developed by the Company. Currently, the Company is making minimum royalty payments under three agreements, which increase annually to a maximum of $235,000 per year and aggregate $1.2 million through 2001. Royalty expense under the agreements for the years ended December 31, 1996, 1995 and 1994 were $261,000, $195,000 and $160,000, respectively.

No royalty payments have been received by the Company.

8.  STOCKHOLDERS' EQUITY

Public Offering

In October 1996, the Company completed a public offering of 3,162,500 shares of common stock at a price of $12.00 per share, for net proceeds of approximately $35.3 million.

Warrants

At December 31, 1996, the Company had outstanding warrants to purchase 6,635,965 shares of the Company's Common Stock, of which 6,500,000 warrants relate to the ALRT transaction (see Note 9). The warrants have exercise prices ranging from $1.80 to $14.00 per share and expire at various dates through September 30, 2001.

Stock Plans

The Company's 1992 Stock Option/Stock Issuance Plan incorporates all outstanding stock options and unvested share issuances under a prior plan. In May of years 1993 through 1996 inclusive, this Plan was amended to increase the aggregate shares available for grant or issuance to 6,428,457 shares of common stock. The large majority of the options granted have 10 year terms and vest and become fully exercisable at the end of 4 years of continued employment. In addition to this Plan, on the date of the Merger, all outstanding in-the-money stock options from Glycomed's stock option plan were converted into options to purchase 470,008 shares of the Company's Common Stock. The Company's employee stock purchase plan also provides for the sale of up to 166,500 shares of the Company's Common Stock.

                       Ligand Pharmaceuticals Incorporated

                                December 31, 1996




8.  STOCKHOLDERS' EQUITY (CONTINUED)

Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the dates of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1996 and 1995:

                                                                              1996              1995
                                                                              ----              ----
Risk free interest rates                                                  5.3% - 6.6%      5.7% - 7.6%
Dividend yields                                                                    -              -
Volatility                                                                     44.40%           44.40%
Weighted average expected life                                           5 or 7 years     5 or 7 years

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows (in thousands, except for earnings per share information):

                                        1996              1995
                                     ----------        ----------
Net loss as reported                 $  (37,313)       $  (64,172)

Net loss pro forma                      (39,210)          (65,082)

Net loss per share as reported            (1.30)            (2.70)

Net loss per share pro forma              (1.36)            (2.74)

The pro forma effect on net loss for 1996 and 1995 is not representative of the pro forma effect on net loss in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995.

                       Ligand Pharmaceuticals Incorporated

                                December 31, 1996




8.  STOCKHOLDERS' EQUITY (CONTINUED)

Following is a summary of the Company's stock option plans activity and related information:

                                                                                       WEIGHTED AVERAGE
                                                   SHARES           PRICE RANGE         EXERCISE PRICE
                                                   ------           -----------         --------------
Balance at December 31, 1993                      1,409,977         $.22  - $  9.60           $8.05
   Granted                                        1,046,217         8.62  -   11.59            9.69
   Exercised                                         (1,782)        7.70  -    7.90            4.52
   Cancelled                                        (35,508)         .22  -   10.55            8.52
                                               ---------------------------------------------------------
Balance at December 31, 1994                      2,418,904          .22  -   11.59            8.75
   Merger options granted                           470,008          .68  -    6.37            3.37
   Granted                                        1,077,540         4.68  -   10.00            7.36
   Exercised                                       (215,530)         .29  -    7.97            4.10
   Cancelled                                       (146,816)        3.89  -   11.59            7.57
                                               ---------------------------------------------------------
Balance at December 31, 1995                      3,604,106          .29  -   11.59            7.33
   Granted                                          974,015        10.31  -   16.38           12.85
   Exercised                                       (498,456)         .22  -   12.75            5.61
   Cancelled                                       (282,783)        3.89  -   13.31            7.91
                                               ---------------------------------------------------------
Balance at December 31, 1996                      3,796,882         $.68  -  $16.38           $9.55
                                               =========================================================
Options exercisable at
   December 31, 1996                              2,038,930         $.68  -  $16.38
                                               ======================================

Of the total options granted from 1994 through 1996, 3,509,018 were granted at a price equal to the fair value of the options at the time of grant, and 58,762 were granted at a price below the fair value of the options at the time of grant.

Following is a further breakdown of the options outstanding as of December 31, 1996:

                                                                 WEIGHTED AVERAGE
                                                  OPTIONS        REMAINING LIFE IN       WEIGHTED AVERAGE
RANGE OF EXERCISE PRICES                        OUTSTANDING            YEARS              EXERCISE PRICE
------------------------                       ------------      -----------------        ---------------
Glycomed Plan:
   $ .68 - $ .79                                     19,846              3.21                    $0.73
   $3.77 - $5.31                                     61,357              7.75                    $4.07
Ligand Plan:
  $ 4.51 - $ 6.75                                   420,541              8.23                    $6.08
  $ 7.14 - $10.67                                 2,241,982              6.17                    $8.90
  $11.26 - $16.38                                 1,053,156              9.40                   $12.82
                                                  ---------                                     ------
                                                  3,796,882                                      $9.55
                                                  =========                                     ======

                       Ligand Pharmaceuticals Incorporated

                                December 31, 1996




8.  STOCKHOLDERS' EQUITY (CONTINUED)

At December 31, 1996, 447,589 shares were available under all plans for future grants of stock options or sale of stock.

For certain shares issued under these plans and certain other issuances of stock, the Company has recognized as compensation and consulting fees expense the excess of the deemed value for accounting purposes over the aggregate issue price for such shares. The compensation expense is amortized ratably over the vesting period of each share.

Amortization of deferred compensation and consulting fees for the years ended December 31, 1996, 1995 and 1994 was $497,000, $711,000 and $669,000,
respectively.

Shareholder's Rights Plan

In September 1996, the Company's Board of Directors adopted a preferred shareholder rights plan which provides for a dividend distribution of one preferred share purchase right (a "Right") on each outstanding share of the common stock. Each Right entitles stockholders to buy 1/1000th of a share of Ligand Series A Participating Preferred Stock at an exercise price of $100, subject to adjustment. The Rights will become exercisable following the tenth day after a person or group announces an acquisition of 20% or more of the common stock, or announces commencement of a tender offer, the consummation of which would result in ownership by the person or group of 20% or more of the common stock. The Company will be entitled to redeem the Rights at $0.01 per Right at any time on or before the earlier of the tenth day following acquisition by a person or group of 20% or more of the common stock and September 13, 2006.

9.  COLLABORATIVE RESEARCH AGREEMENTS

SmithKline Beecham Corporation

In February 1995, the Company entered into a research collaboration with SmithKline Beecham Corporation ("SmithKline Beecham") to discover and characterize small molecule drugs to control hematopoiesis. Revenues under the agreement are recognized ratably over the term of the agreement. The revenue recognized under the agreement for the years ended December 31, 1996 and 1995 was $2.4 million and $2.1 million, respectively. SmithKline Beecham has agreed to provide the Company up to $21.5 million in research funding and equity investments. SmithKline Beecham made an investment of $5.0 million in the Company's Common Stock at the inception of the agreement. In November 1995, a second equity investment of $2.5 million in the

                       Ligand Pharmaceuticals Incorporated

                                December 31, 1996



9.  COLLABORATIVE RESEARCH AGREEMENTS (CONTINUED)

Company's Common Stock was provided to the Company upon the achievement of certain milestones. A third installment of equity investment of $2.5 million would be provided to the Company upon SmithKline Beecham's election to expand the scope of research as defined. This election was exercised by SmithKline Beecham in January 1997. The final installment of $2.5 million will be provided at SmithKline Beecham's option as a convertible note or an equity investment if SmithKline Beecham elects to further expand the scope of research as defined.

American Home Products Corporation

In September 1994, the Company entered into a collaborative research agreement with the Wyeth-Ayerst division of American Home Products ("AHP") to discover and develop drugs which interact with the estrogen or progesterone receptors. AHP agreed to support up to $19.0 million of the Company's research activities, to purchase $5.0 million of the Company's Common Stock, and to provide, in three installments, up to $20.0 million in convertible notes over the life of the agreement.

In January 1996, the Company and AHP expanded and amended the research and development collaboration. The Company received $1.5 million in additional research revenue from AHP, AHP expanded the research funding by $1.0 million in years two and three of the agreement, the contract-specified milestone payments increased, AHP granted rights to the Company to cause the conversion of the convertible note into Ligand Common Stock, and the parties agreed to extend the period for Ligand to draw down the second convertible note installment until December 1996.

Revenues under the agreement are recognized ratably over the term of the agreement. The revenue recognized under the agreement for the years ended December 31, 1996, 1995 and 1994 was $6.9 million, $4.0 million and $1.7 million, respectively. The $5.0 million equity investment plus the initial $10.0 million convertible note was provided to the Company upon inception of the agreement. In the second quarter of 1995, the Company achieved certain milestones which qualified the Company to receive the second installment of a $5.0 million convertible note, which the Company elected to receive in December 1996. The final convertible note installment of $5.0 million will be provided if the collaboration agreement is extended from three to five years. The first two notes are convertible into the Company's Common Stock at $10.01 per share and the final note is convertible at $10.88 per share. The conversion prices are subject to adjustment if certain dilutive events occur to the Company's outstanding Common Stock. In July 1996 and again in January 1997, the Company elected to convert $3.8 million of the convertible

                       Ligand Pharmaceuticals Incorporated

                                December 31, 1996




9.  COLLABORATIVE RESEARCH AGREEMENTS (CONTINUED)

notes outstanding into 374,626 shares of Common Stock, for a total of 749,252 shares, at the $10.01 conversion price. The notes bear interest at 7.75% payable semi-annually and are due September 1999 unless converted into the Company's Common Stock. If conversion has not occurred by September 1999, the Company may extend the due date of the notes to September 2001.

Abbott Laboratories

In July 1994, the Company entered into a collaborative research agreement with Abbott Laboratories ("Abbott") to discover and develop drugs for the prevention or treatment of inflammatory diseases. Abbott agreed to support up to $16.0 million of the Company's research activities over a five-year period in connection with the agreement.

Revenues under the agreement are recognized ratably over the term of the agreement and for the years ended December 31, 1996, 1995 and 1994 revenues were $2.5 million, $2.6 million and $1.2 million, respectively. Abbott made an equity investment of $5.0 million by purchasing shares of the Company's Common Stock at the inception of the agreement, and in August 1995 Abbott made another equity investment of $5.0 million in the Company's Common Stock, which was stipulated in the July 1994 agreement.

Sankyo Company, Limited

As part of the Glycomed acquisition, the Company acquired a collaborative research agreement with Sankyo Company, Limited ("Sankyo") which Glycomed had entered into in June 1994. Under the agreement, Sankyo reimburses a portion of the Company's research expenses related to the collaboration up to an aggregate of $8.0 million. Revenues under the agreement are recognized ratably over the term of the agreement. The revenue recognized under the agreement in 1996 and since the date of Merger through December 31, 1995 was $2.7 million and $1.7 million, respectively. The agreement also provides that upon being presented by the Company with a target compound arising from the research collaboration, Sankyo shall notify the Company whether it wishes to pursue development of the compound. If Sankyo exercises its option to develop the compound, the Company and Sankyo shall negotiate in good faith the terms and conditions for an option and license agreement within 180 days of Sankyo's exercise. Sankyo shall pay the Company an initial payment of $1.0 million within 30 days after execution of each option and license agreement as a license fee. Sankyo shall make additional payments of license fees as follows: $1.0 million within 30 days after Sankyo decides to initiate Phase II clinical trials of the approved compound in

                       Ligand Pharmaceuticals Incorporated

                                December 31, 1996




9.  COLLABORATIVE RESEARCH AGREEMENTS (CONTINUED)

Japan; $1.0 million within 30 days after the filing of an NDA for the approved compound in Japan; and $2.0 million within 30 days after the date of approval of an NDA for the approved compound in Japan.

In connection with the collaborative research agreement, in September 1995, Sankyo purchased $1.5 million of the Company's Common Stock.

Glaxo-Wellcome plc

In September 1992, the Company entered into a five-year collaborative research agreement with Glaxo-Wellcome plc ("Glaxo") to develop drugs for the treatment of cardiovascular disease. Under the agreement, Glaxo reimburses a portion of the Company's research expenses related to the collaboration up to a maximum of approximately $2.0 million annually. Revenues under the agreement are recognized ratably over the term of the agreement. The revenue recognized under the agreement for the years ended December 31, 1996, 1995 and 1994 was $2.1 million, $2.1 million and $2.0 million, respectively. In connection with the agreement, Glaxo purchased $7.5 million of the Company's Common Stock. Glaxo also purchased $2.5 million of the Company's Common Stock as part of the Company's initial public offering.

Allergan Ligand Retinoid Therapeutics , Inc.

On June 30, 1992, the Company entered into agreements with Allergan, Inc. ("Allergan") whereby Allergan-Ligand Joint Venture ("the Joint Venture") was established to discover, develop and commercialize retinoid drugs.

In December 1994, the Company and Allergan formed Allergan Ligand Retinoid Therapeutics, Inc. ("ALRT") to continue the research and development activities previously conducted by the Joint Venture. In June 1995, the Company and ALRT completed a public offering of 3,250,000 units ( the "Units") with aggregate proceeds of $32.5 million (the "ALRT Offering") and cash contributions by Allergan and Ligand of $50.0 million and $17.5 million, respectively, providing for net proceeds of $94.3 million for retinoid product research and development. Each Unit consisted of one share of ALRT's callable common stock and two warrants, each warrant entitling the holder to purchase one share of the Company's Common Stock. Immediately prior to the consummation of the ALRT Offering, Allergan Pharmaceuticals (Ireland) Ltd., Inc. made a $6.0 million investment in the Company's Common Stock. The Company's $17.5 million cash contribution resulted in a one-time charge to operations. The Company also recorded a warrant subscription receivable and corresponding increase in paid-in capital

                       Ligand Pharmaceuticals Incorporated

                                December 31, 1996




9.  COLLABORATIVE RESEARCH AGREEMENTS (CONTINUED)

of $5.9 million (6,500,000 warrants valued at $.90 per warrant) pursuant to the ALRT Offering. Since June 3, 1995, cash received from ALRT pursuant to a Research and Development Agreement was prorated between contract revenue and the warrant subscription receivable based on their respective values. In 1996 and 1995, $2.1 million and $1.3 million respectively, of the proceeds received from ALRT were applied to the warrant subscription receivable. In conjunction with the consummation of the ALRT Offering, all rights held by the Joint Venture were licensed to ALRT. The Company, Allergan and ALRT entered into certain other agreements in connection with the funding of ALRT, including, a Technology License Agreement, a Commercialization Agreement and Services and Administrative Agreements, and ALRT granted to Ligand and Allergan an option to acquire certain assets related to Oral and Topical Panretin (ALRT1057) and an option to acquire all the outstanding shares of ALRT callable common stock. If Ligand exercises the option, to acquire all ALRT callable common stock, Allergan has an option to purchase an undivided 50% interest in all of the assets of ALRT.

Pfizer Inc

In 1991, the Company entered into a collaborative research and development and license agreement with Pfizer Inc ("Pfizer") to perform services related to the joint development of pharmaceuticals for the treatment of osteoporosis. In November 1993, Ligand and Pfizer announced the successful completion of the research phase of their alliance with the identification of a development candidate and backups for the prevention and treatment of osteoporosis. Due to the early success in meeting research-stage objectives for drug candidates, the two companies phased out the ongoing research collaboration by July 1, 1994.

In connection with the collaborative research agreement, Pfizer purchased $7.5 million of the Company's Common Stock.

In December 1994, the Company filed suit against Pfizer in the Superior Court of California in San Diego County for breach of contract and for a declaration of future rights as they relate to droloxifene, a compound upon which the Company performed work at Pfizer's request during a collaboration between Pfizer and the Company to develop drugs in the field of osteoporosis. Droloxifene is an estrogen antagonist/partial agonist with potential indications in the treatment of osteoporosis and breast cancer as well as other applications. The Company and Pfizer entered into a settlement agreement with respect to the lawsuit in April 1996. Under the terms of the settlement agreement,

                       Ligand Pharmaceuticals Incorporated

                                December 31, 1996




9.  COLLABORATIVE RESEARCH AGREEMENTS (CONTINUED)

the Company is entitled to receive milestone payments if Pfizer continues development and royalties if Pfizer commercializes droloxifene. At the option of either party, milestone and royalty payments owed the Company can be satisfied by Pfizer transferring to the Company shares of Common Stock at an exchange ratio of $12.375 per share. To date, the Company has received approximately $1.3 million in milestone payments from Pfizer as a result of the continued development of droloxifene. These milestones were paid in the form of an aggregate of 101,011 shares of Common Stock, which were subsequently retired from treasury stock in September 1996. According to recent announcements by Pfizer, droloxifene has entered Phase II clinical trials for osteoporosis and Phase III clinical trials for breast cancer.

10. LICENSE AGREEMENT

In September 1992, the Company acquired certain licenses and technology rights from Rockefeller University and New York University in exchange for an initial cash payment, shares of Common Stock and warrants to purchase Common Stock of the Company. Under the terms of the agreements, the Company acquired worldwide licensing rights to certain transcription technology developed by Rockefeller University. The agreements also provide for certain additional payments if certain milestones are achieved. In connection with these agreements, the Company entered into consulting agreements whereby two scientists received shares of Common Stock from the Company's restricted stock plan. These shares were issued at par value and resulted in deferred consulting fees of $2.2 million which are being recognized over the five-year vesting period.

11. NOTES RECEIVABLE FROM OFFICERS AND EMPLOYEES

The Company has advanced funds to certain officers and employees in connection with various employment agreements. The agreements provide for forgiveness of the advances over four and five-year periods. If an individual terminates the relationship with the Company, the unforgiven portion of the advances and any accrued interest are due and payable upon termination. The notes are secured by shares of the Company's Common Stock owned by the individual or second trust deeds on the personal residences of the respective employees.

12. INCOME TAXES

At December 31, 1996, the Company had consolidated federal and combined California income tax net operating loss carryforwards of approximately $173 million and $21 million, respectively. The difference between the federal and California tax loss

                       Ligand Pharmaceuticals Incorporated

                                December 31, 1996




12. INCOME TAXES (CONTINUED)

carryforwards is primarily attributable to the capitalization of research and development expenses for California income tax purposes and the fifty percent limitation on California loss carryforwards.

The federal tax loss carryforward will begin to expire in 2002, unless previously utilized. The California tax loss carryforwards began expiring in 1996 (approximately $465,000 expired in 1996). The Company also had consolidated federal and combined California research tax credit carryforwards of approximately $6.2 million and $3.1 million respectively, which will begin to expire in 2002 unless previously utilized.

Pursuant to Internal Revenue Code Sections 382 and 383, use of a portion of net operating loss and credit carryforwards will be limited because of cumulative changes in ownership of more than 50% which occurred within three year periods during 1989, 1992 and 1996. However, the Company does not believe the limitations will have a material impact upon the future utilization of these carryforwards. In addition, use of Glycomed's preacquisition tax net operating and credit carryforwards will also be limited because the acquisition by the Company represents a change in ownership of more than 50%. Such tax net operating losses and credit carryforwards have been reduced, including the related deferred tax assets.

Significant components of the Company's deferred tax assets as of December 31, 1996 and 1995 are shown below (in thousands). A valuation allowance has been recognized to fully offset the deferred tax assets as of December 31, 1996 and 1995 as realization of such assets is uncertain.

                                                    1996            1995
                                                  --------        --------
                                                       (in thousands)
Deferred tax liability:
   Acquired subordinated debt                     $  6,579        $  7,676
Deferred tax assets:
   Net operating loss carryforwards                 62,615          53,191
   Research and development credits                  8,260           5,284
   Capitalized research and development              8,655           7,556
   Other - net                                       5,100           3,651
                                                  --------        --------
Total deferred tax assets                           84,630          69,682
Valuation allowance for deferred tax assets        (78,051)        (62,006)
                                                  --------        --------
Net deferred tax assets                              6,579           7,676
                                                  --------        --------
Net deferred taxes                                $     --        $     --
                                                  ========        ========

Approximately $1.7 million of the valuation allowance for deferred tax assets relates to benefits of stock option deductions which, when recognized will be allocated directly to paid-in capital.