Form 10-Q
period 1997-03-31
LIGAND PHARMACEUTICALS INC
filed 1997-05-15
CIK 886163

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549
                               FORM 10-Q


 MARK ONE
  [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997 OR

  [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                   SECURITIES EXCHANGE ACT OF 1934


 FOR THE TRANSITION PERIOD FROM ____ TO ____ . COMMISSION FILE NUMBER: 0-20720



                  LIGAND PHARMACEUTICALS INCORPORATED
        (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                  DELAWARE                        77-0160744
      (STATE OR OTHER JURISDICTION OF          (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)         IDENTIFICATION NO.)

          9393 TOWNE CENTRE DRIVE                    92121
               SAN DIEGO, CA                      (ZIP CODE)
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

  REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (619)535-3900


   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.       Yes X   No
               ---    ---

    As of April 11, 1997 the registrant had 32,500,233 shares of Common Stock outstanding.

               LIGAND PHARMACEUTICALS INCORPORATED
                        QUARTERLY REPORT

                            FORM 10-Q


                        TABLE OF CONTENTS


COVER PAGE                                                       1


TABLE OF CONTENTS                                                2


PART I.  FINANCIAL INFORMATION

   ITEM 1.  Financial Statements

   Consolidated Balance Sheets as of March 31, 1997 and
      December 31, 1996                                          3

   Consolidated Statements of Operations for the three months
      ended March 31, 1997 and 1996                              4

   Consolidated Statements of Cash Flows for the three months
      ended March  31, 1997 and 1996                             5

   Notes to Consolidated Financial Statements                    6

   ITEM 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                 7

   ITEM 3.  Quantitative and Qualitative Disclosures about
             Market Risk                                         *



PART II.  OTHER INFORMATION

   ITEM 1.  Legal Proceedings                                    *

   ITEM 2.  Changes in Securities                                *

   ITEM 3.  Defaults upon Senior Securities                      *

   ITEM 4.  Submission of Matters to a Vote of Security Holders  *

   ITEM 5.  Other Information                                    *

   ITEM 6.  Exhibits and Reports on Form 8-K                     16


SIGNATURE                                                        17


* No information provided due to inapplicability of item.

PART I.  FINANCIAL INFORMATION
ITEM 1   FINANCIAL STATEMENTS

               LIGAND PHARMACEUTICALS INCORPORATED
                   CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE DATA)

                                              March 31,    December 31,
                                                1997           1996
                                            ------------   ------------
                                             (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                   $    22,777    $   34,830
  Short-term investments                           48,949        45,822
  Receivable from a related party                   2,292         3,087
  Other current assets                              1,887         1,706
                                              -----------    -----------
          Total current assets                     75,905        85,445
Restricted short-term investments                   3,296         3,527
Property and equipment, net                        11,703        11,680
Notes receivable from officers and
  employees                                           528           534
Other assets                                        4,594           954
                                              -----------    -----------
                                              $    96,026    $  102,140
                                              ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                            $     3,482    $    4,137
  Accrued liabilities                               4,231         4,870
  Deferred revenue                                  2,469         2,151
  Current portion of obligations under
     capital leases                                 2,844         2,607
                                              -----------    -----------
       Total current liabilities                   13,026        13,765
Long-term obligations under capital leases          8,722         8,711
Convertible subordinated debentures                34,622        33,953
Convertible note                                    7,500        11,250
Stockholders' equity:
   Convertible preferred stock, $.001 par
     value; 5,000,000 shares authorized;
     no shares issued or outstanding                -- --         -- --
   Common stock, $.001 par value;
     80,000,000 shares authorized;
     32,486,932 shares and 31,799,617
     shares issued at March 31, 1997 and
     December 31, 1996, respectively                   33            32
  Paid-in capital                                 222,229       214,887
  Warrant subscription receivable                 (1,975)        (2,453)
  Adjustment for unrealized gains (losses)
     on available-for-sale securities               (173)           (78)
  Accumulated deficit                           (187,733)      (177,594)
  Deferred compensation and consulting
     fees                                           (214)          (322)
                                              -----------    -----------
                                                   32,167        34,472
  Less treasury stock, at cost (1,114
     shares at March 31, 1997 and
     December 31, 1996)                              (11)           (11)
                                              -----------    -----------
       Total stockholders' equity                  32,156        34,461
                                              -----------    -----------
                                               $   96,026     $ 102,140
                                              ===========    ===========


See accompanying notes.

               LIGAND PHARMACEUTICALS INCORPORATED
              CONSOLIDATED STATEMENTS OF OPERATIONS
                           (UNAUDITED)
              (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                  Three Months Ended
                                                       March 31,
                                                    1997       1996
                                               -----------   -----------
Revenues:
  Collaborative research and development:
    Related parties                            $    5,966    $    3,236
    Unrelated parties                               3,737         5,475
  Other                                               109            57
                                              ------------   -----------
                                                    9,812         8,768

  Costs and expenses:
    Research and development                       16,626        12,270
    Selling, general and administrative             2,319         2,618
                                              ------------   -----------
      Total operating expenses                     18,945        14,888
                                              ------------   -----------

  Loss from operations                            (9,133)       (6,120)
  Interest income                                   1,069         1,097
  Interest expense                                (2,075)       (2,057)
                                              ------------   -----------
  Net loss                                    $  (10,139)    $  (7,080)
                                              ============   ===========

  Net loss per share                          $     (.32)    $    (.25)
                                              ============   ===========
  Shares used in computing net loss per
    share                                          31,994        27,916
                                              ============   ===========


See accompanying notes.

               LIGAND PHARMACEUTICALS INCORPORATED
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)
                         (IN THOUSANDS)

                                                Three Months Ended
                                                      March 31,
                                                 1997          1996
                                            ------------   ------------
OPERATING ACTIVITIES
Net loss                                      $  (10,139)   $   (7,080)
Adjustments to reconcile net loss to net
  cash used by operating activities:
   Depreciation and amortization                     973            942
   Amortization of notes receivable from
      officers and employees                          56             61
   Amortization of deferred compensation
      and consulting fees                            108            127
   Amortization of warrant subscription
      receivable                                     478            360
   Accretion of debt discount                        669            669
   Change in operating assets and
      liabilities:
       Other current assets                         (181)         (144)
       Receivable from a related party               795            378
       Accounts payable and accrued
          liabilities                             (1,294)       (3,078)
       Deferred revenue                              318           (74)
                                             ------------  ------------
  Net cash used in operating activities           (8,217)       (7,839)

INVESTING ACTIVITIES
Purchase of short-term investments               (10,145)      (23,020)
Proceeds from short-term investments               6,923         28,118
Increase in notes receivable from officers
  and employees                                      (50)         -- --
Increase in deposits and other assets             (3,670)         -- --
Decrease in deposits and other assets                 30             34
Purchase of property and equipment                   (52)         (443)
                                             ------------  ------------
  Net cash (used in) provided by investing
    activities                                    (6,964)         4,689

FINANCING ACTIVITIES
Principal payments on obligations under
  capital leases                                    (696)         (459)
Net change in restricted short-term
  investments                                        231          3,011
Net proceeds from sale of common stock             3,593          1,138
                                             ------------  ------------
  Net cash provided by financing activities        3,128          3,690
                                             ------------  ------------
Net (decrease) increase in cash and cash
  equivalents                                    (12,053)           540
Cash and cash equivalents at beginning of
  period                                          34,830         15,963
                                             ------------  ------------
Cash and cash equivalents at end of period    $   22,777    $    16,503
                                             ============  ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
Interest paid                                 $    2,412    $     2,520

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
  AND FINANCING ACTIVITIES:
Additions to obligations under capital
  leases                                      $      944    $       807
Conversion of note to common stock            $    3,750    $     -- --

               LIGAND PHARMACEUTICALS INCORPORATED
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)

                         MARCH 31, 1997

1.  BASIS OF PRESENTATION

The consolidated financial statements of Ligand Pharmaceuticals Incorporated (the "Company") for the three months ended March 31, 1997 and 1996 are unaudited. These financial statements reflect all adjustments, consisting of only normal recurring adjustments which, in the opinion of management, are necessary to fairly present the consolidated financial position as of March 31, 1997 and the consolidated results of operations for the three months ended March 31, 1997 and 1996. The results of operations for the period ended March 31, 1997 are not necessarily indicative of the results to be expected for the year ending December 31, 1997.
For more complete financial information, these financial statements, and the notes thereto, should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1996 included in the Ligand Pharmaceuticals Incorporated Form 10-K filed with the Securities and Exchange Commission.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share", which is effective for fiscal periods ending after December 15, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods presented. Under the new requirements for calculating primary earnings per share, which will be renamed basic earnings per share, stock options, warrants and convertible securities will always be excluded. The impact of Statement 128 on the calculation of basic and diluted earnings per share for the quarters ended March 31, 1997 and 1996 will have no effect.

2.  CONVERSION OF CONVERTIBLE NOTE

In March 1997, the Company converted $3.8 million of the convertible notes outstanding with Wyeth-Ayerst Laboratories, the pharmaceutical division of American Home Products Corporation, into 374,626 shares of the Company's Common Stock at the $10.01 conversion price.

3.  COLLABORATION EQUITY INVESTMENT

In February 1997, a third installment equity investment of $2.5 million was provided to the Company by SmithKline Beecham
Corporation as a result of its election to expand the scope of research under its research agreement with the Company.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

This quarterly report may contain predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties, including those discussed below at "Risks and Uncertainties." While this outlook represents management's current judgment on the future direction of the business, such risks and uncertainties could cause actual results to differ materially from any future performance suggested below. The Company undertakes no obligation to release publicly the results of any revisions to these forward-looking statements to reflect events or circumstances arising after the date hereof.

OVERVIEW

Since January 1989, the Company has devoted substantially all of its resources to its intracellular receptor and Signal Transducers and Activators of Transcription drug discovery and development programs. The Company has been unprofitable since its inception and expects to incur substantial additional operating losses for the next several years, due to continued requirements for research and development, preclinical testing, regulatory activities, establishment of manufacturing processes and sales and marketing capabilities. The Company expects that losses will fluctuate from quarter to quarter as a result of differences in the timing of expenses incurred and the revenues earned from collaborative arrangements. Some of these fluctuations may be significant. As of March 31, 1997, the Company's accumulated deficit was approximately $187.7 million.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1997 ("1997"), COMPARED WITH THREE
MONTHS ENDED MARCH 31, 1996 ("1996")

The Company had revenues of $9.8 million for 1997 compared to revenues of $8.8 million for 1996. The increase in revenues is primarily due to increased revenues from Allergan Ligand Retinoid Therapeutics, Inc. ("ALRT"), a company formed by Ligand and Allergan, Inc. ("Allergan") to conduct research and development activities, offset by decreased revenues from the research and development agreement with Wyeth-Ayerst Laboratories, the pharmaceutical division of American Home Products Corporation ("AHP"), due to a one time payment of $1.5 million in 1996, which expanded and amended the research and development agreement. Revenues in 1997 were derived from the Company's research and development agreements with (i) ALRT of $6.0 million, (ii) AHP of $1.2 million, (iii) Sankyo Company Ltd. ("Sankyo") of $744,000,
(iv) Abbott Laboratories ("Abbott") of $540,000, (v) SmithKline Beecham Corporation ("SmithKline Beecham") of $711,000, (vi) Glaxo-Wellcome plc ("Glaxo") of $491,000, as well as from product sales of Ligand (Canada) in-licensed products of $109,000. Revenues in 1996 were derived from the Company's research and development agreements with (i) ALRT of $3.2 million, (ii) AHP of $2.9 million, (iii) Abbott of $725,000, (iv) Glaxo of $538,000,
(v) SmithKline Beecham of $575,000, (vi) Sankyo of $703,000, and from product sales of Ligand (Canada) in-licensed products of $57,000.

For 1997, research and development expenses increased to $16.6 million from $12.3 million in 1996. These expenses increased primarily due to expansion of the Company's clinical and development programs, as well as related additions of clinical and development personnel. Selling, general and administrative expenses decreased to $2.3 million in 1997 from $2.6 million in 1996. The decrease in 1997 was primarily due to unusually high legal expenses incurred in 1996 related to the settlement of a future product rights litigation, offset by additions to personnel to support expanded clinical and development programs. Interest income was $1.1 million in 1997 and 1996. Interest expense was $2.1 million in 1997 and 1996, and consisted of interest required by the Company's wholly-owned subsidiary, Glycomed Incorporated, under its Convertible Subordinated Debentures ("Debentures"), accretion of debt discount under the Debentures, and capital lease obligations used to finance equipment.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations through private and public offerings of its equity securities, collaborative research revenues, capital and operating lease transactions, issuance of convertible notes, investment income and product sales. From inception through March 1997, the Company has raised $161.8 million from sales of equity securities: $78.2 million from the Company's public offerings and an aggregate of $83.6 million from private placements and the exercise of options and warrants.

In March 1997, the Company converted $3.8 million of the convertible notes outstanding to AHP into 374,626 shares of the Company's Common Stock at the $10.01 conversion price. In February 1997, a third installment equity investment of $2.5 million was provided to the Company by SmithKline Beecham as a result of their election to expand the scope of research as defined.

As of March 31, 1997, the Company had acquired an aggregate of $19.1 million in laboratory and office equipment, and $4.6 million in tenant leasehold improvements, substantially all of which has been funded through capital lease and equipment note obligations and which also includes laboratory and office equipment acquired in the Glycomed merger. In addition, the Company leases its office and laboratory facilities under operating leases. In July 1994, the Company entered into a long-term lease related to the construction of a new laboratory facility, which was completed and occupied in August 1995. At the end of 1997, one of the Company's main operating lease agreements for office and research facilities expires, at which time the Company plans to move into its second build-to-suit facility. In March 1997, the Company entered into a long-term lease, related to the build-to-suit facility and loaned the construction partnership $3.7 million which will be paid back with interest over a 10 year period. In February 1997, the Company signed a master lease agreement to finance future capital equipment up to $1.5 million, and in May 1997, the Company signed a letter of intent to finance future capital equipment up to $4.5 million.

Working capital decreased to $62.9 million as of March 31, 1997, from $71.7 million at the end of 1996. The decrease in working capital resulted from an increase in cash from collaborative research agreements and equity investments, offset by an increase in operating expenses, as described above, semi-annual interest payments due on the Debentures and interest paid on the convertible note. For the same reasons, cash and cash equivalents, short-term investments, and restricted cash decreased to $75.0 million at March 31, 1997 from $84.2 million at December 31, 1996. The Company primarily invests its cash in United States government and investment grade corporate debt securities.

The Company believes that its available cash, cash equivalents, marketable securities and existing sources of funding will be adequate to satisfy its anticipated capital requirements through 1998, assuming the Company does not exercise either the option to acquire certain assets related to Oral and Topical Panretin (ALRT1057) (the "ALRT1057 Option") or an option to acquire all the outstanding shares of ALRT callable common stock (the "ALRT Stock Purchase Option") which were granted to Ligand and Allergan, as part of the ALRT formation. Based on the current level of product development expenditures, ALRT could use substantially all of the funds available for research and development in late 1997 or early 1998, which would trigger the ALRT Stock Purchase Option. The Company has made no determination concerning the exercise of either the ALRT1057 Option or the ALRT Stock Purchase Option. The Company's future capital requirements will depend on many factors, including the pace of scientific progress in research and development programs, the magnitude of these programs, the scope and results of preclinical testing and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims, competing technological and market developments, the ability to establish additional collaborations, changes in the existing collaborations, the cost of manufacturing scale-up and the effectiveness of the Company's commercialization activities.

RISKS AND UNCERTAINTIES

     THE FOLLOWING ARE AMONG THE FACTORS THAT SHOULD ALSO BE
CONSIDERED CAREFULLY IN EVALUATING LIGAND AND ITS WHOLLY-OWNED
SUBSIDIARIES GLYCOMED INC. AND LIGAND (CANADA) INC. ("LIGAND" OR
"THE COMPANY") AND ITS BUSINESS.

     EARLY STAGE OF PRODUCT DEVELOPMENT;TECHNOLOGICAL UNCERTAINTY. Ligand was founded in 1987 and has not generated any revenues from the sale of products developed by Ligand or its collaborative partners. To achieve profitable operations, the Company, alone or with others, must successfully develop, clinically test, market and sell its products. Any products resulting from the Company's product development efforts are not expected to be available for sale for at least several years, if at all.

     The development of new pharmaceutical products is highly uncertain and subject to a number of significant risks. Potential products that appear to be promising at early stages of development may not reach the market for a number of reasons.
Such reasons include the possibilities that potential products are found during preclinical testing or clinical trials to be ineffective or to cause harmful side effects, that they fail to receive necessary regulatory approvals, are difficult or uneconomical to manufacture on a large scale, fail to achieve market acceptance or are precluded from commercialization by proprietary rights of third parties. To date, Ligand's resources have been substantially dedicated to the research and development of potential pharmaceutical products based upon its expertise in Intracellular Receptors ("IRs") and Signal Transducers and Activators of Transcription ("STATs") technologies. Even though certain pharmaceutical products act through IRs, some aspects of the Company's IR technologies have not been used to produce marketed products. In addition, the Company is not aware of any drugs that have been developed and successfully commercialized that interact directly with STATs.
Much remains to be learned about the location and function of IRs and STATs. Most of the Company's potential products will require extensive additional development, including preclinical testing and clinical trials, as well as regulatory approvals, prior to commercialization. No assurance can be given that the Company's product development efforts will be successful, that required regulatory approvals from the FDA or equivalent foreign authorities for any indication will be obtained or that any products, if introduced, will be capable of being produced in commercial quantities at reasonable costs or will be successfully marketed. Further, the Company has no sales and only limited marketing capabilities outside Canada, and even if the Company's products in internal development are approved for marketing, there can be no assurance that the Company will be able to develop such capabilities or successfully market such products.

     HISTORY OF OPERATING LOSSES; ACCUMULATED DEFICIT; FUTURE CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FUNDING. Ligand has experienced significant operating losses since its inception in 1987. As of March 31, 1997, Ligand had an accumulated deficit of approximately $187.7 million. To date, substantially all of Ligand's revenues have consisted of amounts received under collaborative arrangements. The Company expects to incur additional losses at least over the next several years and expects losses to increase as the Company's research and development efforts and clinical trials progress.

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

     RELIANCE ON COLLABORATIVE RELATIONSHIPS.   The Company's
strategy for the development, clinical testing, manufacturing and commercialization of certain of its potential products includes entering into collaborations with corporate partners, licensors, licensees and others. To date, Ligand has entered into drug discovery and development collaborations with SmithKline, AHP, Abbott, Sankyo, Glaxo, ALRT (which collaboration continues the work previously undertaken with Allergan, Inc. through the Allergan Ligand Joint Venture) and Pfizer Inc. These collaborations provide Ligand with funding and research and development resources for potential products for the treatment or control of cardiovascular disease, cancer and skin disease, osteoporosis, hematopoiesis, women's health disorders, and inflammation, respectively. The Company's collaborative agreements allow its collaborative partners significant discretion in electing to pursue or not to pursue any development program. There can be no assurance that the Company's collaborations will continue or that the collaborations will be successful. In addition, there can be no assurance that Ligand's collaborators will not pursue alternative technologies either on their own or in collaboration with others as a means of developing drugs competitive with the types of drugs currently being developed in collaboration with Ligand, and any such action may result in the withdrawal of support and increased competition for the Company's programs. In addition, if products are approved for marketing under these programs, any revenues to Ligand from these products will be dependent on the manufacturing, marketing and sales efforts of its collaborators, which generally retain commercialization rights under the collaborative agreements. Ligand's current collaborators also generally have the right to terminate their respective collaboration under certain circumstances. If any of the Company's collaborative partners were to breach or terminate its agreements with the Company or otherwise fail to conduct its collaborative activities successfully, the development of the Company's products under such agreements would be delayed or terminated. The delay or termination of any of the collaborations could have a material adverse effect on Ligand.

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

     Ligand has learned that a United States patent has been issued to, and foreign counterparts have been filed by, Hoffman LaRoche ("Roche") that include claims to a formulation of 9-cis-Retinoic acid (Panretin (ALRT1057)) and use of that compound to treat epithelial cancers. Ligand had previously filed an application which has an earlier filing date than the Roche patent and which has claims that the Company believes are broader than but overlap in part with claims under the Roche patent. Ligand's rights under its patent application have been exclusively licensed to ALRT. Ligand and ALRT are currently investigating the scope and validity of this patent to determine its impact upon the Oral and Topical Panretin (ALRT1057) products. The PTO has informed Ligand that the overlapping claims are patentable to Ligand and stated its intention to initiate an interference proceeding to determine whether Ligand or Roche is entitled to a patent by having been first to invent the common subject matter. The Company cannot be assured of a favorable outcome in the interference proceeding because of factors not known at this time upon which the outcome may depend. In addition, the interference proceeding may delay the decision of the PTO regarding the Company's application for the Oral and Topical Panretin (ALRT1057) products. While the Company believes that the Roche patent does not cover the use of Oral and Topical Panretin (ALRT1057) to treat leukemias such as APL and sarcomas such as KS, or the treatment of skin diseases such as psoriasis, if the Company does not prevail in the interference proceeding, the Roche patent might block the Company's use of Oral and Topical Panretin (ALRT1057) in certain cancers, and the Company may not be able to obtain patent protection for the Oral and Topical Panretin (ALRT 1057) products.

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

     EXERCISE OF PANRETIN (ALRT 1057) OPTION AND ALRT STOCK PURCHASE OPTION. As part of the public offering in June 1995, by the Company and ALRT of 3,250,000 units with aggregate proceeds of $32.5 million (the "ALRT Offering") all of the technologies that had been previously developed by the Allergan-Ligand Joint Venture (the "Joint Venture") that had been formed and owned 50 percent by each of Ligand and Allergan were contributed to ALRT, an off-balance sheet entity. In exchange for Ligand's and Allergan's contributions of cash and technology, they each received the ALRT1057 Option. The ALRT1057 Option is exercisable at prices ranging from $21.4 million to $36.2 million (of which $18.7 million to $31.7 million is payable by Ligand) at any time beginning June 1997 and ending the earlier of 90 days after regulatory approval for the commercial sale of Oral or Topical Panretin (ALRT1057) and June 2000. The ALRT1057 Option must be exercised by both Ligand and Allergan. As a result, Ligand can exercise the ALRT1057 Option only if Ligand and Allergan each conclude that the exercise of the ALRT1057 Option is in both of their best interests. In addition, Ligand received the ALRT Stock Purchase Option . The ALRT Stock Purchase Option is exercisable at prices ranging from $71.4 million to $120.7 million at any time between June 1997 and June 2000. If Ligand exercises the ALRT Stock Purchase Option, Allergan has an option to purchase an undivided 50% interest in all of the assets of ALRT at prices ranging from $8.9 million to $15.0 million. The purchase prices for the ALRT1057 Option and the ALRT Stock Purchase Option may be paid by Ligand and Allergan in shares of Common Stock, Allergan common stock, cash or any combination thereof. If Ligand exercises the ALRT1057 Option or the ALRT Stock Purchase Option, it will be required to make a substantial cash payment or to issue shares of Common Stock, or both. Any cash payment would reduce Ligand's capital resources. The Company may not have sufficient capital resources to exercise the ALRT1057 Option or the ALRT Stock Purchase Option for cash, which will require the Company to issue shares of Common Stock to exercise either of such options. Any payment in shares of Common Stock would result in a decrease in the percentage ownership of the Company held by Ligand's stockholders at that time. The exercise of the ALRT1057 Option may result in, and the exercise of the ALRT Stock Purchase Option will likely require, the recording of a significant charge to the Company's earnings. Based on the current level of product development expenditures, ALRT has announced it could use substantially all of the funds available for research and development in late 1997 or early 1998, which would trigger the ALRT Stock Purchase Option.

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

PART II.            OTHER INFORMATION

ITEM 6 (A)          EXHIBITS

Exhibit 10.161 (1)  Settlement Agreement, License and Mutual
                    General Release between Ligand
                    Pharmaceuticals and SRI/LJCRF, dated August
                    23, 1995 (with certain confidential portions omitted).

Exhibit 27.0        Financial Data Schedule

ITEM 6 (B)          REPORTS ON FORMS 8-K

None.











(1) Certain confidential portions of this Exhibit were omitted by means of marking such portions with an asterisk (the "Mark"). This Exhibit has been filed separately with the Secretary of the Commission without the Mark pursuant to the Company's Application Requesting Confidential Treatment under Rule 406 under the Securities Act.

                  LIGAND PHARMACEUTICALS INCORPORATED

                           March 31, 1997




                              SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                        Ligand Pharmaceuticals Incorporated


Date: May 12, 1997        By /s/ Paul V. Maier
     -------------          ----------------------
                          Paul V. Maier
                          Senior Vice President and Chief Financial Officer