Form 10-Q
period 1997-06-30
LIGAND PHARMACEUTICALS INC
filed 1997-08-13
CIK 886163

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549
                              FORM 10-Q


 MARK ONE
  [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997 OR

  [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


FOR THE TRANSITION PERIOD FROM ___ TO ___ . COMMISSION FILE NUMBER: 0-20720



                 LIGAND PHARMACEUTICALS INCORPORATED
       (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                   DELAWARE                       77-0160744
       (STATE OR OTHER JURISDICTION OF         (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)          IDENTIFICATION NO.)

           9393 TOWNE CENTRE DRIVE                  92121
                SAN DIEGO, CA                     (ZIP CODE)
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

 REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (619)535-3900


   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.   Yes  X   No
                       ----    ----

    As of July 31, 1997 the registrant had 32,859,502 shares of Common Stock outstanding.

                 LIGAND PHARMACEUTICALS INCORPORATED
                          QUARTERLY REPORT

                              FORM 10-Q


                          TABLE OF CONTENTS


COVER PAGE                                                        1


TABLE OF CONTENTS                                                 2


PART I.  FINANCIAL INFORMATION

   ITEM 1.  Financial Statements

   Consolidated Balance Sheets as of June 30, 1997
     and December 31, 1996                                       3

   Consolidated Statements of Operations for the three
      and six months ended June 30, 1997 and 1996                4

   Consolidated Statements of Cash Flows for the six
      months ended June 30, 1997 and 1996                        5

   Notes to Consolidated Financial Statements                    6

   ITEM 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                 7

   ITEM 3.  Quantitative and Qualitative Disclosures about
             Market Risk                                         *


PART II.  OTHER INFORMATION

   ITEM 1.  Legal Proceedings                                    *

   ITEM 2.  Changes in Securities                                *

   ITEM 3.  Defaults upon Senior Securities                      *

   ITEM 4.  Submission of Matters to a Vote of Security Holders  17

   ITEM 5.  Other Information                                    *

   ITEM 6.  Exhibits and Reports on Form 8-K                     17


SIGNATURE                                                        18


* No information provided due to inapplicability of item.

PART I.  FINANCIAL INFORMATION
ITEM 1   FINANCIAL STATEMENTS

               LIGAND PHARMACEUTICALS INCORPORATED
                   CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE DATA)

                                               June 30,      December 31,
                                                 1997            1996
                                             -----------      -----------
                                             (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                    $   17,723       $  34,830
  Short-term investments                           42,546          45,822
  Receivable from a related party                   2,980           3,087
  Other current assets                              1,147           1,706
                                              -----------      -----------
          Total current assets                     64,396          85,445
Restricted short-term investments                   3,295           3,527
Property and equipment, net                        14,981          11,680
Notes receivable from officers and
  employees                                           535             534
Other assets                                        4,565             954
                                              -----------      -----------
                                               $   87,772       $ 102,140
                                              ===========      ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                             $    3,235       $   4,137
  Accrued liabilities                               5,587           4,870
  Deferred revenue                                  1,395           2,151
  Current portion of obligations
     under capital leases                           2,924           2,607
                                              -----------      -----------
       Total current liabilities                   13,141          13,765
Long-term obligations under capital
  leases                                            8,733           8,711
Convertible subordinated debentures                35,290          33,953
Convertible note                                    7,500          11,250
Stockholders' equity:
   Convertible preferred stock, $.001
     par value; 5,000,000 shares
     authorized; no shares issued or
     outstanding                                    -- --           -- --
  Common stock, $.001 par value;
     80,000,000 shares authorized;
     32,565,088 shares and 31,799,617
     shares issued at June 30, 1997
     and December 31, 1996, respectively               33              32
  Paid-in capital                                 222,854         214,887
  Warrant subscription receivable                  (1,468)         (2,453)
  Adjustment for unrealized gains
     (losses) on available-for-sale
     securities                                       (47)            (78)
  Accumulated deficit                            (198,147)       (177,594)
  Deferred compensation and consulting
     fees                                            (106)           (322)
                                               -----------     -----------
                                                   23,119          34,472
  Less treasury stock, at cost
     (1,114 shares at June 30, 1997
     and December 31, 1996)                           (11)            (11)
                                               -----------     -----------
       Total stockholders' equity                  23,108          34,461
                                               -----------     -----------
                                               $   87,772       $ 102,140
                                               ===========     ===========



SEE ACCOMPANYING NOTES.

               LIGAND PHARMACEUTICALS INCORPORATED
              CONSOLIDATED STATEMENTS OF OPERATIONS
                           (UNAUDITED)
         (IN THOUSANDS, EXCEPT NET LOSS PER SHARE DATA)


                               Three Months Ended      Six Months Ended
                                    June 30,               June 30,
                                1997       1996        1997        1996
                              ---------  ---------  ---------   ---------
  Revenues:
    Collaborative research
      and development:
      Related parties          $  6,247   $  4,026  $  12,213    $  7,262
      Unrelated parties           3,552      4,403      7,289       9,878
    Other                           117         61        226         118
                              ---------   ---------  ---------  ---------
                                  9,916      8,490     19,728      17,258

  Costs and expenses:
    Research and development     16,689     14,811     33,315      27,081
    Selling, general and
      administrative              2,559      2,554      4,878       5,172
                              ---------   ---------  ---------  ---------
     Total operating expenses    19,248     17,365     38,193      32,253
                              ---------   ---------  ---------  ---------

  Loss from operations           (9,332)    (8,875)   (18,465)    (14,995)
  Interest income                   933        902      2,002       1,999
  Interest expense               (2,015)    (2,067)    (4,090)     (4,124)
                              ---------   ---------  ---------  ---------
  Net loss                    $(10,414)   $(10,040)  $(20,553)  $(17,120)
                              =========   =========  =========  =========

  Net loss per share          $   (.32)   $   (.36)  $   (.64)  $   (.61)
                              =========   =========  =========  =========
  Shares used in computing
    net loss per share          32,520      28,071     32,259     27,990
                              =========   =========  =========  =========



SEE ACCOMPANYING NOTES.

               LIGAND PHARMACEUTICALS INCORPORATED
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)
                         (IN THOUSANDS)

                                                    Six Months Ended
                                                        June 30,
                                                   1997         1996
                                               ----------    ----------
OPERATING ACTIVITIES
Net loss                                       $  (20,553)   $  (17,120)
Adjustments to reconcile net loss to net
  cash used by operating activities:
   Depreciation and amortization                    1,951         1,914
   Amortization of notes receivable from
      officers and employees                          124           129
   Amortization of deferred compensation
      and consulting fees                             216           254
   Amortization of warrant subscription
      receivable                                      985           806
   Accretion of debt discount                       1,337         1,337
   Company stock received for milestone
      revenue                                       -- --          (438)
   Change in operating assets and
      liabilities:
       Other current assets                           558          (207)
       Receivable from a related party                107           308
       Accounts payable and accrued
          liabilities                                (185)       (2,584)
       Deferred revenue                              (756)         (594)
                                                ----------    ----------
  Net cash used in operating activities           (16,216)      (16,195)

INVESTING ACTIVITIES
Purchase of short-term investments                (16,364)      (35,127)
Proceeds from short-term investments               19,671        43,352
Increase in notes receivable from officers
  and employees                                      (125)         (180)
Increase in deposits and other assets              (3,670)         -- --
Decrease in deposits and other assets                  59            64
Purchase of property and equipment                 (3,512)         (252)
                                                ----------    ----------
  Net cash (used in) provided by investing
    activities                                     (3,941)         7,857

FINANCING ACTIVITIES
Principal payments on obligations under
  capital leases                                   (1,400)        (1,039)
Net change in restricted short-term
  investments                                         232          3,013
Net proceeds from sale of common stock              4,218          1,629
                                               ----------     ----------
  Net cash provided by financing activities         3,050          3,603
                                               ----------     ----------
Net decrease in cash and cash equivalents         (17,107)        (4,735)
Cash and cash equivalents at beginning
  of period                                        34,830         15,963
                                               ----------     ----------
Cash and cash equivalents at end of period     $   17,723     $   11,228
                                               ==========     ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
Interest paid                                  $    2,678     $    2,742

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
  AND FINANCING ACTIVITIES:
Additions to obligations under capital
  leases                                       $    1,739     $    1,313
Conversion of note to common  stock            $    3,750          -- --


               LIGAND PHARMACEUTICALS INCORPORATED
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)

                          JUNE 30, 1997

1.  BASIS OF PRESENTATION

The consolidated financial statements of Ligand Pharmaceuticals Incorporated (the "Company") for the three and six months ended June 30, 1997 and 1996 are unaudited. These financial statements reflect all adjustments, consisting of only normal recurring adjustments which, in the opinion of management, are necessary to fairly present the consolidated financial position as of June 30, 1997 and the consolidated results of operations for the three and six months ended June 30, 1997 and 1996. The results of operations for the period ended June 30, 1997 are not necessarily indicative of the results to be expected for the year ending December 31, 1997. For more complete financial information, these financial statements, and the notes thereto, should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1996 included in the Ligand Pharmaceuticals Incorporated Form 10-K filed with the Securities and Exchange Commission.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share", which is effective for fiscal periods ending after December 15, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods presented. Under the new requirements for calculating primary earnings per share, which will be renamed basic earnings per share, stock options, warrants and convertible securities will always be excluded. The impact of Statement 128 on the calculation of basic and diluted earnings per share for the quarters ended June 30, 1997 and 1996 will have no effect.


2.  NET LOSS PER SHARE

Net loss per share is computed using the weighted average number of common shares outstanding.


3.  CONVERSION OF CONVERTIBLE NOTE

In March 1997, and again in July 1997, the Company converted $3.8 million and $2.5 million, respectively, of the convertible notes outstanding with American Home Products Corporation, into 374,626 and 249,749 shares, respectively, of the Company's Common Stock at a $10.01 conversion price.


4.  COLLABORATION EQUITY INVESTMENT

In February 1997, a third installment equity investment of $2.5 million was made by SmithKline Beecham Corporation as a result of its election to expand the scope of research under its research agreement with the Company.

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

OVERVIEW

Since January 1989, the Company has devoted substantially all of its resources to its intracellular receptor ("IR") and Signal Transducers and Activators of Transcription drug discovery and development programs. The Company has been unprofitable since its inception and expects to incur substantial additional operating losses for the next several years, due to continued requirements for research and development, preclinical testing, clinical trials, regulatory activities, establishment of manufacturing processes and sales and marketing capabilities. The Company expects that losses will fluctuate from quarter to quarter as a result of differences in the timing of expenses incurred and the revenues earned from collaborative arrangements. Some of these fluctuations may be significant. As of June 30, 1997, the Company's accumulated deficit was approximately $198.1 million.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1997 ("1997"), COMPARED WITH THREE
MONTHS ENDED JUNE 30, 1996 ("1996")

The Company had revenues of $9.9 million for 1997 compared to revenues of $8.5 million for 1996. The net increase in revenues is primarily due to increased revenues from Allergan Ligand Retinoid Therapeutics, Inc. ("ALRT"), a company formed by Ligand and Allergan, Inc. ("Allergan") to conduct research and development activities, offset by initial milestone revenues received from Pfizer Inc. ("Pfizer") in 1996. Revenues in 1997 were derived from the Company's research and development agreements with (i) ALRT of $6.2 million, (ii) American Home Products Corporation ("AHP") of $1.1 million, (iii) SmithKline Beecham Corporation ("SmithKline Beecham") of $792,000, (iv) Sankyo Company Ltd. ("Sankyo") of $687,000, (v) Abbott Laboratories ("Abbott") of $540,000, (vi) Glaxo-Wellcome plc ("Glaxo") of $407,000, as well as from product sales of Ligand Pharmaceuticals (Canada) Incorporated ("Ligand (Canada)") in-licensed products of $117,000. Revenues in 1996 were derived from the Company's research and development agreements with (i) ALRT of $4.0 million, (ii) AHP of $1.5 million, (iii) Abbott of $725,000, (iv) Sankyo of $666,000, (v) SmithKline Beecham of $596,000, (vi) Glaxo of $514,000, as well as from milestone revenue from Pfizer of $438,000, and product sales of Ligand (Canada) in-licensed products of $60,000.

For 1997, research and development expenses increased to $16.7 million from $14.8 million in 1996. These expenses increased primarily due to expansion of the Company's clinical and development programs, as well as related additions of clinical and development personnel. Selling, general and administrative expenses were $2.6 million in both 1997 and 1996. The 1997 selling, general and administrative expenses reflect personnel additions to support expanded clinical and development programs, however, the total 1996 expenses were comparable to 1997 due to higher legal expenses incurred in 1996 related to the settlement of future product rights litigation. Interest income increased to $933,000 in 1997 from $902,000 in 1996. The slight increase was due to the completion of a public offering with net proceeds of approximately $35.2 million in October 1996 and increased research revenues, offset by usage of cash to support expansion activities. Interest expense was $2.0 million in 1997 and $2.1 million in 1996, and consisted of interest required by the Company's wholly-owned subsidiary, Glycomed Incorporated, under its Convertible Subordinated Debentures ("Debentures"), accretion of debt discount under the Debentures, and capital lease obligations used to finance equipment.

SIX MONTHS ENDED JUNE 30, 1997 ("1997"), COMPARED WITH SIX MONTHS
ENDED JUNE 30, 1996 ("1996")

The Company had revenues of $19.7 million for 1997 compared to revenues of $17.3 million for 1996. The increase in revenues is primarily due to increased revenues from ALRT, offset by decreased revenues from the research and development agreement with AHP, due to a one time payment of $1.5 million in 1996, which expanded and amended the research and development agreement. Revenues in 1997 were derived from the Company's research and development agreements with (i) ALRT of $12.2 million, (ii) AHP of $2.4 million, (iii) SmithKline Beecham of $1.5 million, (iv) Sankyo of $1.4 million, (v) Abbott of $1.1 million, (vi) Glaxo of $899,000 and product sales of Ligand (Canada) in-licensed products of $226,000. Revenues in 1996 were derived from the Company's research and development agreements with (i) ALRT of $7.3 million, (ii) AHP of $4.4 million, (iii) Abbott of $1.4 million, (iv) Sankyo of $1.4 million, (v) SmithKline Beecham of $1.2 million, (vi) Glaxo of $1.1 million, as well as from milestone revenue from Pfizer of $438,000 and products sales of Ligand (Canada) in-licensed products of $118,000.

For 1997, research and development expenses increased to $33.3 million from $27.1 million in 1996. These expenses increased primarily due to expansion of the Company's clinical and development programs, as well as related additions of clinical and development personnel. Selling, general and administrative expenses decreased to $4.9 million in 1997 from $5.2 million in 1996. The decrease was primarily attributable to higher legal expenses incurred in 1996 related to the settlement of future product rights litigation, offset by additions to personnel to support expanded clinical and development programs. Interest income was $2.0 million in 1997 and 1996. Interest expense was $4.1 million in 1997 and 1996, and consisted of interest required under the Debentures, accretion of debt discount of the Debentures and capital lease obligations used to finance equipment.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations through private and public offerings of its equity securities, collaborative research revenues, capital and operating lease transactions, issuance of convertible notes, investment income and product sales. From inception through June 1997, the Company has raised $162.5 million from sales of equity securities: $78.2 million from the Company's public offerings and an aggregate of $84.3 million from private placements and the exercise of options and warrants.

In March 1997 and again in July 1997, the Company converted $3.8 million and $2.5 million, respectively, of the convertible notes outstanding to AHP into 374,626 and 249,749 shares, respectively, of the Company's Common Stock at a $10.01 conversion price.

In February 1997, a third installment equity investment of $2.5 million was provided to the Company by SmithKline Beecham as a result of their election to expand the scope of research under its research agreement with the Company.

As of June 30, 1997, the Company had acquired an aggregate of $23.2 million in property, laboratory and office equipment, and $4.7 million in tenant leasehold improvements, substantially all of which has been funded through capital lease and equipment note obligations and which also includes laboratory and office equipment acquired in the Glycomed merger. In addition, the Company leases its office and laboratory facilities under operating leases. In July 1994, the Company entered into a long-term lease related to the construction of a new laboratory facility, which was completed and occupied in August 1995. At the end of 1997, one of the Company's main operating lease agreements for office and research facilities expires, at which time the Company plans to move into its second build-to-suit facility. In March 1997, the Company entered into a long-term lease, related to the build-to-suit facility and loaned the construction partnership $3.7 million which will be paid back with interest over a 10 year period. In February 1997, the Company signed a master lease agreement to finance future capital equipment up to $1.5 million, and in July 1997, the master lease agreement was extended to include up to an additional $4.5 million.

Working capital decreased to $51.3 million as of June 30, 1997, from $71.7 million at the end of 1996. The decrease in working capital resulted from an increase in cash from collaborative research agreements and equity investments, offset by an increase in operating expenses, as described above, semi-annual interest payments due on the Debentures and interest paid on convertible notes. For the same reasons, cash and cash equivalents, short-term investments, and restricted cash decreased to $63.6 million at June 30, 1997 from $84.2 million at December 31, 1996. The Company primarily invests its cash in United States government and investment grade corporate debt securities.

The Company believes that its available cash, cash equivalents, marketable securities and existing sources of funding will be adequate to satisfy its anticipated capital requirements through 1998, assuming the Company does not exercise either the option to acquire certain assets related to Oral and Topical Panretin (ALRT1057) (the "ALRT1057 Option") or an option to acquire all the outstanding shares of ALRT callable common stock (the "ALRT Stock Purchase Option") which were granted to Ligand and Allergan as part of the ALRT formation. Based on the current level of product development expenditures, ALRT could use substantially all of its funds available for research and development in late 1997 or early 1998, which would require Ligand to exercise the ALRT Stock Purchase Option within a certain period of time or provide operating funds to ALRT or Ligand would lose rights to products being developed by ALRT. The Company has made no determination concerning the exercise of either the ALRT1057 Option or the ALRT Stock Purchase Option. See "Risk and Uncertainties-Exercise of Panretin (ALRT 1057) Option and ALRT Stock Purchase Option".

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

RISKS AND UNCERTAINTIES

THE FOLLOWING ARE AMONG THE FACTORS THAT SHOULD ALSO BE
CONSIDERED CAREFULLY IN EVALUATING LIGAND AND ITS WHOLLY-OWNED
SUBSIDIARIES GLYCOMED INC. AND LIGAND (CANADA) INC. ("LIGAND" OR
THE "COMPANY") AND ITS BUSINESS.

EARLY STAGE OF PRODUCT DEVELOPMENT;TECHNOLOGICAL UNCERTAINTY. Ligand was founded in 1987 and has not generated any revenues from the sale of products developed by Ligand or its collaborative partners. To achieve profitable operations, the Company, alone or with others, must successfully develop, clinically test, market and sell its products. Any products resulting from the Company's or its collaborative partners' product development efforts are not expected to be available for sale for at least several years, if at all.

The development of new pharmaceutical products is highly uncertain and subject to a number of significant risks. Potential products that appear to be promising at early stages of development may not reach the market for a number of reasons. Such reasons include the possibilities that potential products are found during preclinical testing or clinical trials to be ineffective or to cause harmful side effects, that they fail to receive necessary regulatory approvals, are difficult or uneconomical to manufacture on a large scale, fail to achieve market acceptance or are precluded from commercialization by proprietary rights of third parties. To date, Ligand's resources have been substantially dedicated to the research and development of potential pharmaceutical products based upon its expertise in IR and Signal Transducers and Activators of Transcription ("STATs") technologies. Even though certain pharmaceutical products act through IRs, some aspects of the Company's IR technologies have not been used to produce marketed products. In addition, the Company is not aware of any drugs that have been developed and successfully commercialized that interact directly with STATs. Much remains to be learned about the location and function of IRs and STATs. Most of the Company's potential products will require extensive additional development, including preclinical testing and clinical trials, as well as regulatory approvals, prior to commercialization. No assurance can be given that the Company's product development efforts will be successful, that required regulatory approvals from the FDA or equivalent foreign authorities for any indication will be obtained or that any products, if introduced, will be capable of being produced in commercial quantities at reasonable costs or will be successfully marketed. Further, the Company has no sales and only limited marketing capabilities outside Canada, and even if the Company's products in internal development are approved for marketing, there can be no assurance that the Company will be able to develop such capabilities or successfully market such products.

HISTORY OF OPERATING LOSSES; ACCUMULATED DEFICIT; FUTURE CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FUNDING. Ligand has experienced significant operating losses since its inception in 1987. As of June 30, 1997, Ligand had an accumulated deficit of approximately $198.1 million. To date, substantially all of Ligand's revenues have consisted of amounts received under collaborative arrangements. The Company expects to incur additional losses at least over the next several years and expects losses to increase as the Company's research and development efforts and clinical trials progress.

The discovery and development of products will require the commitment of substantial resources to conduct research, preclinical testing and clinical trials, to establish pilot scale and commercial scale manufacturing processes and facilities, and to establish and develop quality control, regulatory, marketing, sales and administrative capabilities. The future capital requirements of the Company will depend on many factors, including the pace of scientific progress in its research and development programs, the magnitude of these programs, the scope and results of preclinical testing and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims, competing technological and market developments, the ability to establish additional collaborations, changes in existing collaborations, the cost of manufacturing scale-up and the effectiveness of the Company's commercialization activities. To date, Ligand has not generated any revenue from the sales of products developed by Ligand or its collaborative partners. There can be no assurance that Ligand independently or through its collaborations will successfully develop, manufacture or market any products or ever achieve or sustain revenues or profitability from the commercialization of such products. Moreover, even if profitability is achieved, the level of that profitability cannot be accurately predicted. Ligand expects that operating results will fluctuate from quarter to quarter as a result of differences in the timing of expenses incurred and the revenues received from collaborative arrangements and other sources. Some of these fluctuations may be significant. The Company believes that its available cash, cash equivalents, marketable securities and existing sources of funding will be adequate to satisfy its anticipated capital requirements through 1998, assuming the Company does not exercise for cash its options to acquire either the assets related to Oral Panretin (ALRT1057) and Topical Panretin (ALRT1057) or the outstanding callable common stock of ALRT. Based on the current level of product development expenditures, ALRT could use substantially all of its funds available for research and development in late 1997 or early 1998, which would require Ligand to exercise the ALRT Stock Purchase Option within a certain period of time or provide operating funds to ALRT or Ligand would lose rights to products being developed by ALRT. The Company has made no determination concerning the exercise of either the ALRT1057 Option or the ALRT Stock Purchase Option.

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

The rate of completion of clinical trials of the Company's products is dependent upon, among other factors, obtaining adequate clinical supplies and the rate of patient accrual. Patient accrual is a function of many factors, including the size of the patient population, the proximity of patients to clinical sites and the eligibility criteria for the trial. Delays in planned patient enrollment in clinical trials may result in increased costs, program delays or both, which could have a material adverse effect on the Company. In addition, some of the Company's current collaborative partners have certain rights to control the planning and execution of product development and clinical programs, and there can be no assurance that such corporate partners' rights to control aspects of such programs will not impede the Company's ability to conduct such programs in accordance with the schedules and in the manner currently contemplated by the Company for such programs. There can be no assurance that, if clinical trials are completed, the Company or its collaborative partners will submit an NDA with respect to any potential products or that any such application will be reviewed and approved by the FDA in a timely manner, if at all.

RELIANCE ON COLLABORATIVE RELATIONSHIPS.   The Company's strategy
for the development, clinical testing, manufacturing and commercialization of certain of its potential products includes entering into collaborations with corporate partners, licensors, licensees and others. To date, Ligand has entered into drug discovery and development collaborations with SmithKline Beecham, AHP, Abbott, Sankyo, Glaxo, ALRT (which collaboration continues the work previously undertaken with Allergan through the Allergan Ligand Joint Venture) and Pfizer. These collaborations provide Ligand with funding and research and development resources for potential products for the treatment or control of hematopoiesis, women's health disorders, inflammation, cardiovascular disease, cancer and skin disease, and osteoporosis, respectively. The Company's collaborative agreements allow its collaborative partners significant discretion in electing to pursue or not to pursue any development program. There can be no assurance that the Company's collaborations will continue or that the collaborations will be successful. In addition, there can be no assurance that Ligand's collaborators will not pursue alternative technologies either on their own or in collaboration with others as a means of developing drugs competitive with the types of drugs currently being developed in collaboration with Ligand, and any such action may result in the withdrawal of support and increased competition for the Company's programs. In addition, if products are approved for marketing under these programs, any revenues to Ligand from these products will be dependent on the manufacturing, marketing and sales efforts of its collaborators, which generally retain commercialization rights under the collaborative agreements. Ligand's current collaborators also generally have the right to terminate their respective collaborations under certain circumstances. If any of the Company's collaborative partners were to breach or terminate its agreements with the Company or otherwise fail to conduct its collaborative activities successfully, the development of the Company's products under such agreements would be delayed or terminated. The delay or termination of any of the collaborations could have a material adverse effect on Ligand.

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

Ligand's success will depend in part on its ability to obtain patent protection for its technology both in the United States and other countries. A number of pharmaceutical and biotechnology companies and research and academic institutions have developed technologies, filed patent applications or received patents on various technologies that may be related to Ligand's business. Some of these patent applications, patents or technologies may conflict with Ligand's technologies or patent applications. Any such conflict could limit the scope of the patents, if any, that Ligand may be able to obtain or result in the denial of Ligand's patent applications. In addition, if patents that cover Ligand's activities are issued to other companies, there can be no assurance that Ligand would be able to obtain licenses to such patents at a reasonable cost, if at all, or be able to develop or obtain alternative technology. The Company has from time to time had, continues to have and may have in the future discussions with its current and potential collaborators regarding the scope and validity of the Company's patent and other proprietary rights to its technologies, including the Company's co-transfection assay. If a collaborator or other party were successful in having substantial patent rights of the Company determined to be invalid, it could adversely affect the ability of the Company to retain existing collaborations beyond their expiration or, where contractually permitted, encourage their termination. Such a determination could also adversely affect the Company's ability to enter into new collaborations. If any disputes should arise in the future with respect to the rights in any technology developed with a collaborator or with respect to other matters involving the collaboration, there could be delays in the achievement of milestones or receipt of milestone payments or research revenues, or interruptions or termination of collaborative research, development and commercialization of certain potential products, and litigation or arbitration could result. Any of the foregoing matters could be time consuming and expensive and could have a material adverse effect on the Company.

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

Ligand has learned that a United States patent has been issued to, and foreign counterparts have been filed by, Hoffman LaRoche ("Roche") that include claims to a formulation of 9-cis-Retinoic acid (Panretin (ALRT1057)) and use of that compound to treat epithelial cancers. Ligand had previously filed an application which has an earlier filing date than the Roche patent and which has claims that the Company believes are broader than but overlap in part with claims under the Roche patent. Ligand's rights under its patent application have been exclusively licensed to ALRT. Ligand and ALRT are currently investigating the scope and validity of this patent to determine its impact upon the Oral and Topical Panretin (ALRT1057) products. The PTO has informed Ligand that the overlapping claims are patentable to Ligand and stated its intention to initiate an interference proceeding to determine whether Ligand or Roche is entitled to a patent by having been first to invent the common subject matter. The Company cannot be assured of a favorable outcome in the interference proceeding because of factors not known at this time upon which the outcome may depend. In addition, the interference proceeding may delay the decision of the PTO regarding the Company's application with claims covering the Oral and Topical Panretin (ALRT1057) products. While the Company believes that the Roche patent does not cover the use of Oral and Topical Panretin (ALRT1057) to treat leukemias such as APL and sarcomas such as KS, or the treatment of skin diseases such as psoriasis, if the Company and ALRT do not prevail in the interference proceeding, the Roche patent might block the Company's use of Oral and Topical Panretin (ALRT1057) in certain cancers, and the Company may not be able to obtain patent protection for the Oral and Topical Panretin (ALRT1057) products.

Ligand also relies upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain its competitive position. There can be no assurance that others will not independently develop substantially equivalent proprietary information or otherwise gain access to or disclose such information regarding Ligand. It is Ligand's policy to require its employees, certain contractors, consultants, members of its Scientific Advisory Board and parties to collaborative agreements to execute confidentiality agreements upon the commencement of employment or consulting relationships or a collaboration with Ligand. There can be no assurance that these agreements will not be breached, that they will provide meaningful protection of Ligand's trade secrets or adequate remedies in the event of unauthorized use or disclosure of such information or that Ligand's trade secrets will not otherwise become known or be independently discovered by its competitors.

EXERCISE OF PANRETIN (ALRT 1057) OPTION AND ALRT STOCK PURCHASE OPTION. As part of the public offering in June 1995 by the Company and ALRT of 3,250,000 units with aggregate proceeds of $32.5 million (the "ALRT Offering"), all of the technologies that had been previously developed by the Allergan-Ligand Joint Venture (the "Joint Venture"), formed and owned 50 percent by each of Ligand and Allergan, were contributed to ALRT, an off-balance sheet entity. In exchange for Ligand's and Allergan's contributions of cash and technology, they each received the ALRT1057 Option. The ALRT1057 Option is exercisable at prices ranging from $21.4 million to $36.2 million (of which $18.7 million to $31.7 million is payable by Ligand) at any time beginning June 1997 and ending the earlier of 90 days after regulatory approval for the commercial sale of Oral or Topical Panretin (ALRT1057) and June 2000. The ALRT1057 Option must be exercised by both Ligand and Allergan. As a result, Ligand can exercise the ALRT1057 Option only if Ligand and Allergan each conclude that the exercise of the ALRT1057 Option is in both of their best interests. In addition, Ligand received the ALRT Stock Purchase Option. The ALRT Stock Purchase Option is exercisable at prices ranging from $71.4 million to $120.7 million at any time between June 1997 and June 2000. If Ligand exercises the ALRT Stock Purchase Option, Allergan has an option to purchase an undivided 50% interest in all of the assets of ALRT at prices ranging from $8.9 million to $15.0 million. The purchase prices for the ALRT1057 Option and the ALRT Stock Purchase Option may be paid by Ligand and Allergan in shares of Common Stock, Allergan common stock, cash or any combination thereof. If Ligand exercises the ALRT1057 Option or the ALRT Stock Purchase Option, it will be required to make a substantial cash payment or to issue shares of Common Stock, or both. Any cash payment would reduce Ligand's capital resources. The Company may not have sufficient capital resources to exercise the ALRT1057 Option or the ALRT Stock Purchase Option for cash, which will require the Company to issue shares of Common Stock to exercise either of such options. Any payment in shares of

Common Stock would result in a decrease in the percentage ownership of the Company held by Ligand's stockholders at that time. The exercise of the ALRT1057 Option may result in, and the exercise of the ALRT Stock Purchase Option will likely require, the recording of a significant charge to the Company's earnings. Based on the current level of product development expenditures, ALRT has announced it could use substantially all of the funds available for research and development in late 1997 or early 1998, which would require Ligand to exercise the ALRT Stock Purchase Option within a certain period of time or provide operating funds to ALRT or Ligand would lose rights to products being developed by ALRT.

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

LIMITED SALES AND MARKETING CAPABILITY. The creation of infrastructure to commercialize pharmaceutical products is a difficult, expensive and time-consuming process. Ligand currently has no sales and only limited marketing capability outside
Canada. In Canada, Ligand has been appointed as the sole distributor of two oncology products, Proleukin(R), which was developed by Cetus Oncology Corporation and PHOTOFRIN(R), which was developed by QLT PhotoTherapeutics, Inc. To market any of its products directly, the Company will need to develop a marketing and sales force with technical expertise and distribution capability or contract with other pharmaceutical and/or health care companies with distribution systems and direct sales forces. There can be no assurance that the Company will be able to establish direct or indirect sales and distribution capabilities or be successful in gaining market acceptance for proprietary products or for other products. To the extent the Company enters into co-promotion or other licensing arrangements, any revenues received by the Company will be dependent on the efforts of third parties, and there can be no assurance that any such efforts will be successful.

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

EXTENSIVE GOVERNMENT REGULATION; NO ASSURANCE OF REGULATORY APPROVAL. The manufacturing and marketing of Ligand's products and its ongoing research and development activities are subject to and regulation for safety and efficacy by numerous governmental authorities in the United States and other countries. Prior to marketing, any drug developed by the Company must undergo rigorous preclinical and clinical testing and an extensive regulatory approval process mandated by the FDA and equivalent foreign authorities. These processes can take a number of years and require the expenditure of substantial resources.

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

DEPENDENCE ON THIRD-PARTY REIMBURSEMENT AND HEALTH CARE REFORM. Ligand's commercial success will be heavily dependent upon the availability of reimbursement for the use of any products developed by the Company or its collaborative partners. There can be no assurance that Medicare and third-party payors will authorize or otherwise budget reimbursement for the prescription of any of Ligand's potential products. Additionally, third-party payors, including Medicare, are increasingly challenging the prices charged for medical products and services and may require additional cost-benefit analysis data from the Company in order to demonstrate the cost-effectiveness of its products. There can be no assurance that the Company will be able to provide such data in order to gain market acceptance of its products with respect to pricing and reimbursement.

In the United States, the Company expects that there will continue to be a number of federal and state proposals to implement government control of pricing and profitability of prescription pharmaceuticals. In addition, increasing emphasis on managed health care will continue to put pressure on such pricing. Cost control initiatives could decrease the price that the Company or any of its collaborative partners or other licensees receives for any drugs it or they may discover or develop in the future and, by preventing the recovery of development costs, which could be substantial, and an appropriate profit margin, could have a material adverse effect on the Company. Further, to the extent that cost control initiatives have a material adverse effect on the Company's collaborative partners, the Company's ability to commercialize its products and to realize royalties may be adversely affected. Furthermore, federal and state regulations govern or influence the reimbursement to health care providers of fees and capital equipment costs in connection with medical treatment of certain patients. If any actions are taken by federal and/or state governments, such actions could adversely affect the prospects for sales of the Company's products. There can be no assurance that action taken by federal and/or state governments, if any, with regard to health care reform will not have a material adverse effect on the Company.

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

USE OF HAZARDOUS MATERIALS. Ligand's research and development involves the controlled use of hazardous materials, chemicals and various radioactive compounds. For example, retinoids as a class are known to contain compounds which can cause birth defects. Although the Company believes that its current safety procedures for handling and disposing of such materials, chemicals and compounds, comply with the standards prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of any accident, the Company could be held liable for any damages that result and any such liability could be significant. The Company may incur substantial costs to comply with environmental regulations. Any such event could have a material adverse effect on the Company.

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

PART II.  OTHER INFORMATION
ITEM 4    SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Stockholders was held on May 21, 1997. The following elections and proposals were approved at the Company's Annual Meeting:


                                                            VOTES
                              VOTES      VOTES    VOTES     ABSTAIN-  BROKER
                               FOR      AGAINST  WITHHELD     ING     NONVOTE
                            ----------  -------  --------  --------  --------

1.   Election of a Board of
     Directors.  The total
     number of votes cast for,
     or withheld for each
     nominee was as follows:

   Henry F. Blissenbach       26,983,209   -- --   355,266   -- --     -- --
   Alexander D.Cross, Ph.D.   26,973,230   -- --   365,245   -- --     -- --
   John Groom                 26,161,642   -- --   1,176,833 -- --     -- --
   Irving S. Johnson, Ph.D.   27,001,393   -- --   337,082   -- --     -- --
   Carl C. Peck               26,971,761   -- --   366,714   -- --     -- --
   David E. Robinson          26,638,287   -- --   700,188   -- --     -- --
   William C. Shepherd        27,019,443   -- --   319,032   -- --     -- --

2. Amendment of 1992          21,590,393  4,973,104 -- --    99,897   675,081
   Stock Option/ Stock
   Issuance Plan to increase
   the authorized number of
   shares of Common Stock from
   6,428,457 to 7,303,457.

3. Amendment of the 1992      25,105,073  1,672,140 -- --    87,625   473,637
   Employee Stock Purchase
   Plan, to increase the
   authorized number of shares
   of Common Stock available
   for issuance under such
   plan from 166,500 to
   206,500.

4. Ratification of the       27,145,766  75,342    -- --    40,265    77,102
   appointment of Ernst &
   Young  LLP as the
   independent auditors for
   the fiscal year ending
   December 31, 1997.



ITEM 6 (A)     EXHIBITS

Exhibit 27.0   Financial Data Schedule

Exhibit 10.162 Limited Extension of Collaborative Technology
               Research, Option and Development Agreement between
               Ligand Pharmaceuticals and Sankyo Company Limited, dated June 24, 1997.

Exhibit 10.163 Extension of Master Lease Agreement between Lease
               Management Services and Ligand Pharmaceuticals dated July 29, 1997.

ITEM 6 (B)     REPORTS ON FORMS 8-K

               None.

               LIGAND PHARMACEUTICALS INCORPORATED

                          JUNE 30, 1997




                            SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                       Ligand Pharmaceuticals Incorporated

      August 13, 1997      /s/ Paul V. Maier
Date: ---------------  By  ---------------------
                           Paul V. Maier
                           Senior Vice President and Chief Financial Officer