Form 10-Q
period 1997-09-30
LIGAND PHARMACEUTICALS INC
filed 1997-11-14
CIK 886163

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549
                              FORM 10-Q


 MARK ONE
      [ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997 OR


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


   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.   Yes __X__   No _____

    As of October 31, 1997 the registrant had 32,994,999 shares of Common Stock outstanding.

                  LIGAND PHARMACEUTICALS INCORPORATED
                           QUARTERLY REPORT

                               FORM 10-Q


                           TABLE OF CONTENTS


COVER PAGE                                                           1


TABLE OF CONTENTS                                                    2


PART I.  FINANCIAL INFORMATION

   ITEM 1.  Financial Statements

   Consolidated Balance Sheets as of September 30, 1997 and
      December 31, 1996                                              3

   Consolidated Statements of Operations for the three and nine
      months ended September 30, l997 and 1996                       4

   Consolidated Statements of Cash Flows for the nine months
      ended September 30, l997 and 1996                              5

   Notes to Consolidated Financial Statements                        6

   ITEM 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                     7

   ITEM 3.  Quantitative and Qualitative Disclosures about
             Market Risk                                             *


PART II.  OTHER INFORMATION

   ITEM 1.  Legal Proceedings                                        *

   ITEM 2.  Changes in Securities                                    *

   ITEM 3.  Defaults upon Senior Securities                          *

   ITEM 4.  Submission of Matters to a Vote of Security Holders      *

   ITEM 5.  Other Information                                       17

   ITEM 6.  Exhibits and Reports on Form 8-K                        18


SIGNATURE                                                           19


* No information provided due to inapplicability of item.

PART I.   FINANCIAL INFORMATION
ITEM 1    FINANCIAL STATEMENTS

                  LIGAND PHARMACEUTICALS INCORPORATED
                      CONSOLIDATED BALANCE SHEETS
                   (IN THOUSANDS, EXCEPT SHARE DATA)

                                              September 30,  December 31,
                                                 1997           1996
                                               ---------     ---------
                                              (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                     $   13,437   $   34,830
  Short-term investments                            37,121       45,822
  Receivable from a related party                    3,146        3,087
  Other current assets                               1,102        1,706
                                                 ---------     ---------
          Total current assets                      54,806       85,445
Restricted short-term investments                    3,056        3,527
Property and equipment, net                         14,991       11,680
Notes receivable from officers and
  employees                                            553          534
Other assets                                         4,533          954
                                                 ---------     ---------
                                                $   77,939   $  102,140
                                                 =========     =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                              $    3,601   $    4,137
  Accrued liabilities                                4,732        4,870
  Deferred revenue                                     909        2,151
  Current portion of obligations under
     capital leases                                  2,917        2,607
                                                 ---------     ---------
       Total current liabilities                    12,159       13,765
Long-term obligations under capital leases           8,711        8,711
Convertible subordinated debentures                 35,959       33,953
Convertible note                                     5,000       11,250
Stockholders' equity:
   Convertible preferred stock, $.001 par
      value; 5,000,000 shares authorized;
      none issued                                    -- --        -- --
   Common stock, $.001 par value;
      80,000,000 shares authorized;
      32,977,938 shares and 31,799,617
      shares issued at September 30, l997
      and December 31, 1996, respectively               33           32
   Paid-in capital                                 226,719      214,887
   Warrant subscription receivable                   (924)      (2,453)
   Adjustment for unrealized gains (losses)
      on available-for-sale securities                   4         (78)
   Accumulated deficit                           (209,711)    (177,594)
   Deferred compensation and consulting              -- --        (322)
                                                 ---------     ---------
                                                    16,121       34,472
   Less treasury stock, at cost (1,114
      shares at September 30, 1997 and
      December 31, 1996)                              (11)         (11)
                                                 ---------     ---------
       Total stockholders' equity                   16,110       34,461
                                                 ---------     ---------
                                                 $  77,939    $ 102,140
                                                 =========     =========



SEE ACCOMPANYING NOTES.

                  LIGAND PHARMACEUTICALS INCORPORATED
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                              (UNAUDITED)
                 (IN THOUSANDS, EXCEPT PER SHARE DATA)


                             Three Months Ended         Nine Months Ended
                                September 30,             September 30,
                                1997     1996             1997     1996
                             --------  --------       --------  ---------
Revenues:
  Collaborative research
   and development:
    Related parties         $   6,710   $   5,522    $  18,923  $  12,784
    Unrelated parties           3,363       4,529       10,652     14,407
  Other                            99          43          325        161
                             --------    --------     --------   --------
                               10,172      10,094       29,900     27,352

  Costs and expenses:
  Research and
   development                 18,038      15,093       51,353     42,174
  Selling, general and
   administrative               2,501       2,106        7,379      7,278
                             --------    --------     --------   --------
      Total operating
        expenses               20,539      17,199       58,732     49,452
                             --------    --------     --------   --------

  Loss from operations       (10,367)     (7,105)     (28,832)   (22,100)
  Interest income                 798         730        2,800      2,729
  Interest expense            (1,995)     (2,039)      (6,085)    (6,162)
                             --------    --------     --------   --------
  Net loss                 $ (11,564)  $  (8,414)   $ (32,117) $ (25,533)
                             ========    ========     ========   ========

  Net loss per share       $    (.35)  $    (.30)   $    (.99)  $   (.91)
                             ========    ========     ========   ========
  Shares used in computing
    net loss per share         32,800      28,237       32,484     28,073
                             ========    ========     ========   ========



SEE ACCOMPANYING NOTES.

                  LIGAND PHARMACEUTICALS INCORPORATED
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (UNAUDITED)
                            (IN THOUSANDS)

                                               Nine Months Ended
                                                 September 30,
                                               1997        1996
                                             --------      --------
OPERATING ACTIVITIES
Net loss                                     $ (32,117)  $ (25,533)
Adjustments to reconcile net loss to net
  cash used by operating activities:
   Depreciation and amortization                  3,037       2,907
   Amortization of notes receivable from
      officers and employees                        185         174
   Amortization of deferred compensation
      and consulting fees                           322         378
   Amortization of warrant subscription
      receivable                                  1,529       1,420
   Accretion of debt discount                     2,006       2,006
   Company stock received for milestone
      revenue                                     -- --     (1,320)
   Gain on sale of property and equipment          (69)       -- --
   Change in operating assets and
      liabilities:
       Other current assets                         696     (1,830)
       Receivable from a related party             (59)       (384)
       Accounts payable and accrued
          liabilities                             (674)     (4,707)
       Deferred revenue                         (1,242)       (122)
                                               --------    --------
  Net cash used in operating activities        (26,386)    (27,011)

INVESTING ACTIVITIES
Purchase of short-term investments             (18,584)    (37,486)
Proceeds from short-term investments             27,367      52,508
Increase in notes receivable from officers
  and employees                                   (220)       (180)
Payment of notes receivable from officers
  and employees                                      16          63
Increase in deposits and other assets           (3,668)         (2)
Decrease in deposits and other assets                89          88
Purchase of property and equipment              (3,727)       (511)
Proceeds from sale of property and
  equipment                                          32       -- --
                                               --------    --------
  Net cash provided by investing activities       1,305      14,480

FINANCING ACTIVITIES
Principal payments on obligations under
  capital leases                                (2,366)     (1,726)
Net change in restricted short-term
  investment                                        471       3,233
Net proceeds from sale of common stock            5,583       2,075
                                               --------    --------
  Net cash provided by financing activities       3,688       3,582
                                               --------    --------
Net decrease in cash and cash equivalents      (21,393)     (8,949)
Cash and cash equivalents at beginning of
  period                                         34,830      15,963
                                               --------    --------
Cash and cash equivalents at end of period     $ 13,437   $   7,014
                                               ========    ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
Interest paid                                  $  5,142   $   5,292

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
  AND FINANCING ACTIVITIES:
Additions to obligations under capital
  leases                                       $  2,676   $   1,928
Conversion of note to common  stock            $  6,250   $   3,750
Retirement of treasury stock                      -- --   $   1,320






SEE ACCOMPANYING NOTES.

                   LIGAND PHARMACEUTICALS INCORPORATED
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED)

                         SEPTEMBER 30, 1997

1.  BASIS OF PRESENTATION

The consolidated financial statements of Ligand Pharmaceuticals Incorporated (the "Company") for the three and nine months ended September 30, 1997 and 1996 are unaudited. These financial statements reflect all adjustments, consisting of only normal recurring adjustments which, in the opinion of management, are necessary to fairly present the consolidated financial position as of September 30, 1997 and the consolidated results of operations for the three and nine months ended September 30, 1997 and 1996. The results of operations for the periods ended September 30, 1997 are not necessarily indicative of the results to be expected for the year ending December 31, 1997. For more complete financial information, these financial statements, and the notes thereto, should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1996 included in the Ligand Pharmaceuticals Incorporated Form 10-K filed with the Securities and Exchange Commission.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share", ("Statement 128") which is effective for fiscal periods ending after December 15, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods presented. Under the new requirements for calculating primary earnings per share, which will be renamed basic earnings per share, stock options, warrants and convertible securities will always be excluded. The impact of Statement 128 on the calculation of basic and diluted earnings per share for the quarters ended September 30, 1997 and 1996 will have no effect.

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

4.  COLLABORATION FINANCING INVESTMENTS

In February 1997, SmithKline Beecham Corporation ("SmithKline Beecham") provided a third installment equity investment of $2.5 million by purchasing 164,474 shares of the Company's Common Stock as a result of their election to expand the scope of research under its research agreement with the Company. The final installment of $2.5 million was provided in October 1997 to the Company as a convertible note as a result of SmithKline Beecham's election to extend the collaboration. The note is convertible into the Company's Common Stock at $13.56 per share and is due October 2002 unless converted into the Company's Common Stock earlier. The interest rate on the note is payable semi-annually at prime.

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

OVERVIEW

Since January 1989, the Company has devoted substantially all of its resources to its Intracellular Receptor ("IR") and Signal Transducers and Activators of Transcription ("STATs") drug discovery and development programs. The Company has been unprofitable since its inception and expects to incur substantial additional operating losses for the next several years, due to continued requirements for research and development, preclinical testing, clinical trials, regulatory activities, establishment of manufacturing processes and sales and marketing capabilities.
The Company expects that losses will fluctuate from quarter to quarter as a result of differences in the timing of expenses incurred and the revenues earned from collaborative arrangements. Some of these fluctuations may be significant. As of September 30, 1997, the Company's accumulated deficit was approximately $209.7 million.

Upon the closing of the exercise of the option (the "Stock Purchase Option") to acquire all the outstanding shares of Allergan Ligand Retinoid Therapuetics, Inc. ("ALRT") Callable Common Stock, as further described in Item 5, the Company will record a one-time charge to operations for the write-off of in-process technology currently estimated at approximately $53.0 million, related to the excess of the aggregate of the Stock Purchase Option exercise price over the fair value of the assets acquired. In addition, continuation of development and commercialization of products previously under development by ALRT, to which the Company will acquire exclusive rights, will require substantive additional expenditures by the Company. The Company believes that its available cash, cash equivalents, marketable securities and existing sources of funding will be adequate to satisfy anticipated capital requirements through 1999, assuming the Company exercises the Stock Purchase Option for the combination of stock and cash as contemplated in the Registration Statement filed with the Securities and Exchange Commission ("SEC") on September 26, 1997, as further amended.
Any increase in cash paid in connection with the Stock Purchase Option would reduce the Company's capital resources. The Company reserves the right, at any time prior to the closing of the exercise of the Stock Purchase Option, to make payment of a greater amount of the Stock Purchase Option exercise price in cash than set forth in the formal Notice of Exercise.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1997 ("1997"), COMPARED WITH
  THREE MONTHS ENDED SEPTEMBER 30, 1996 ("1996")

The Company had revenues of $10.2 million for 1997 compared to revenues of $10.1 million for 1996. The slight increase in revenues is primarily due to increased contract research and development revenues from ALRT in 1997, offset by a milestone payment received from Pfizer Inc. ("Pfizer") in 1996. Revenues in 1997 were derived from the Company's research and development agreements with (i) ALRT of $6.7 million, (ii) American Home Products Corporation ("AHP") of $1.0 million, (iii) SmithKline Beecham Corporation ("SmithKline Beecham") of $1.0 million, (iv) Sankyo Company Ltd. ("Sankyo") of $667,000, (v) Glaxo-Wellcome plc ("Glaxo") of $432,000, (vi) Abbott Laboratories ("Abbott") of $300,000, as well as from product sales of Ligand Pharmaceuticals (Canada) Incorporated ("Ligand (Canada)") in-licensed products of $99,000. Revenues in 1996 were derived from the Company's research and development agreements with (i) ALRT of $5.5 million, (ii) AHP of $1.2 million, (iii) Sankyo of $692,000, (iv) SmithKline Beecham of $588,000, (v) Abbott of $540,000, (vi) Glaxo of $518,000, as well as from milestone payment received from Pfizer of $883,000, product sales of Ligand (Canada) in-licensed products of $43,000 and revenues from a National Institute of Health ("NIH") grant of $99,000.

For 1997, research and development expenses increased to $18.0 million from $15.1 million in 1996. These expenses increased primarily due to expansion of the Company's clinical retinoid program activities, as well as related additions of clinical and development personnel. Selling, general and administrative expenses increased to $2.5 million in 1997 from $2.1 million in 1996. The increase in selling, general and administrative expenses is due to personnel additions to support expanded clinical retinoid program activities. Interest income increased to $798,000 in 1997 from $730,000 in 1996. The increase was due to the completion of a public offering with net proceeds of approximately $35.2 million in October 1996, offset by usage of cash to support expansion of the clinical retinoid program activities. Interest expense was $2.0 million in both 1997 and 1996, and consisted of interest required by the Company's wholly-owned subsidiary, Glycomed Incorporated, ("Glycomed"), under its Convertible Subordinated Debentures ("Debentures"), accretion of debt discount under the Debentures, interest required under the convertible note to AHP, and capital lease obligations used to finance equipment.

NINE MONTHS ENDED SEPTEMBER 30, 1997 ("1997"), COMPARED WITH NINE
  MONTHS ENDED SEPTEMBER 30, 1996 ("1996")

The Company had revenues of $29.9 million for 1997 compared to revenues of $27.4 million for 1996. The increase in revenues is primarily due to a $6.1 million increase in contract research and development revenues from ALRT, offset by decreased revenues from the research and development agreement with AHP, due to a one time payment of $1.5 million in 1996, which expanded and amended the research and development agreement, as well as a $1.3 million milestone payment received from Pfizer in 1996. Revenues in 1997 were derived from the Company's research and development agreements with (i) ALRT of $18.9 million, (ii) AHP of $3.4 million, (iii) SmithKline Beecham of $2.5 million, (iv) Sankyo of $2.1 million, (v) Abbott of $1.4 million, (vi) Glaxo of $1.3 million and product sales of Ligand (Canada) in-licensed products of $325,000. Revenues in 1996 were derived from the Company's research and development agreements with (i) ALRT of $12.8 million, (ii) AHP of $5.6 million, (iii) Abbott of $2.0 million,
(iv) Sankyo of $2.1 million, (v) SmithKline Beecham of $1.8 million, (vi) Glaxo of $1.6 million, as well as from milestone payment received from Pfizer of $1.3 million, products sales of Ligand (Canada) in-licensed products of $161,000 and revenues from an NIH grant of $99,000.

For 1997, research and development expenses increased to $51.4 million from $42.2 million in 1996. These expenses increased primarily due to expansion of the Company's clinical and development retinoid program activities, as well as related additions of clinical and development personnel. Selling, general and administrative expenses increased to $7.4 million in 1997 from $7.3 million in 1996. The increase was primarily attributable to additions to personnel in 1997 to support expanded clinical and development retinoid program activities, offset by higher legal expenses incurred in 1996 related to the settlement of future product rights litigation. Interest income increased to $2.8 million in 1997 from $2.7 million in 1996. The slight increase was due to the completion of a public offering in October 1996, offset by usage of cash to support expansion of the clinical and development retinoid program activities. Interest expense decreased slightly to $6.1 million in 1997 from $6.2 million in 1996 due to conversion of the AHP convertible notes to equity in 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations through private and public offerings of its equity securities, collaborative research revenues, capital and operating lease transactions, issuance of convertible notes, investment income and product sales. From inception through September 1997, the Company has raised $163.9 million from sales of equity securities: $78.2 million from the Company's public offerings and an aggregate of $85.7 million from private placements and the exercise of options and warrants.

In March 1997 and again in July 1997, the Company converted $3.8 million and $2.5 million, respectively, of the convertible notes outstanding to AHP into 374,626 and 249,749 shares, respectively, of the Company's Common Stock at a $10.01 conversion price, resulting in an outstanding balance of convertible notes to AHP of $5.0 million.


In February 1997, SmithKline Beecham provided a third installment equity investment of $2.5 million by purchasing 164,474 shares of the Company's Common Stock as a result of their election to expand the scope of research under its research agreement with the Company. The final installment of $2.5 million was provided in October 1997 to the Company as a convertible note as a result of SmithKline Beecham's election to extend the collaboration.
The note is convertible into the Company's Common Stock at $13.56 per share and is due October 2002 unless converted into the Company's Common Stock earlier. The interest rate on the note is payable semi-annually at prime.


As of September 30, 1997, the Company had acquired an aggregate of $24.2 million in property, laboratory and office equipment, and $4.7 million in tenant leasehold improvements, substantially all of which has been funded through capital lease and equipment note obligations and which also includes laboratory and office equipment acquired in the Company's merger with Glycomed in May 1995. In addition, the Company leases its office and laboratory facilities under operating leases. In July 1994, the Company entered into a long-term lease related to the construction of a new laboratory facility, which was completed and occupied in August 1995. Prior to the end of 1997, the Company anticipates the closure of its Alameda facility at the expiration of its lease. Such closure will have no material effect on the Company's financial position. At the end of 1997, one of the Company's main operating lease agreements for office and research facilities expires, at which time the Company plans to move into its second build-to-suit facility. In March 1997, the Company entered into a long-term lease, related to the build-to-suit facility and loaned the construction partnership $3.7 million which will be paid back monthly at an interest rate of 8.5% over a 10-year period. In February 1997, the Company signed a master lease agreement to finance future capital equipment up to $1.5 million, and in July 1997, the master lease agreement was extended to December 1998 to include up to an additional $4.5 million. Each individual schedule under the extended master lease agreement will be paid back monthly with interest over a five-year period. As of September 30, 1997, the Company had $4.1 million available to finance future capital equipment.

Working capital decreased to $42.6 million as of September 30, 1997, from $71.7 million at the end of 1996. The decrease in working capital resulted from an increase in cash from collaborative research agreements and equity investments, offset by an increase in operating expenses, as described above, semi-annual interest payments due on the Debentures and interest paid on convertible notes. For the same reasons, cash and cash equivalents, short-term investments, and restricted cash decreased to $53.6 million at September 30, 1997 from $84.2 million at December 31, 1996. The Company primarily invests its cash in United States government and investment grade corporate debt securities.


The Company believes that its available cash, cash equivalents, marketable securities and existing sources of funding will be adequate to satisfy its anticipated capital requirements through 1999, assuming the Company exercises the Stock Purchase Option for the combination of stock and cash as contemplated in the Registration Statement filed with the SEC on September 26, 1997, as further amended. The Company has the ability to increase the amount of cash paid in connection with the Stock Purchase Option from the amount contained in the notice of the Company's exercise of the Stock Purchase Option at any time prior to the closing of the exercise of the Stock Purchase Option. Any such increase in cash would reduce the Company's capital resources.

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

HISTORY OF OPERATING LOSSES; ACCUMULATED DEFICIT; FUTURE CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FUNDING. Ligand has experienced significant operating losses since its inception in 1987. As of September 30, 1997, Ligand had an accumulated deficit of approximately $209.7 million. To date, substantially all of Ligand's revenues have consisted of amounts received under collaborative arrangements. The Company expects to incur additional losses at least over the next several years and expects losses to increase as the Company's research and development efforts and clinical trials progress.

The discovery and development of products will require the commitment of substantial resources to conduct research, preclinical testing and clinical trials, to establish pilot scale and commercial scale manufacturing processes and facilities, and to establish and develop quality control, regulatory, marketing, sales and administrative capabilities. The future capital requirements of the Company will depend on many factors, including the pace of scientific progress in its research and development programs, the magnitude of these programs, the scope and results of preclinical testing and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims, competing technological and market developments, the ability to establish additional collaborations, changes in existing collaborations, the cost of manufacturing scale-up and the effectiveness of the Company's commercialization activities. To date, Ligand has not generated any revenue from the sales of products developed by Ligand or its collaborative partners. There can be no assurance that Ligand independently or through its collaborations will successfully develop, manufacture or market any products or ever achieve or sustain revenues or profitability from the commercialization of such products. Moreover, even if profitability is achieved, the level of that profitability cannot be accurately predicted. Ligand expects that operating results will fluctuate from quarter to quarter as a result of differences in the timing of expenses incurred and the revenues received from collaborative arrangements and other sources. Some of these fluctuations may be significant. The Company believes that its available cash, cash equivalents, marketable securities and existing sources of funding will be adequate to satisfy its anticipated capital requirements through 1998, assuming the Company does not increase the amount of cash payable in connection with its exercise of the Stock Purchase Option.

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

Ligand has learned that a United States patent has been issued to, and foreign counterparts have been filed by, Hoffman LaRoche ("Roche") that include claims to a formulation of 9-cis-Retinoic acid (Panretin (ALRT1057)) and use of that compound to treat epithelial cancers. Ligand had previously filed an application which has an earlier filing date than the Roche patent and which has claims that the Company believes are broader than but overlap in part with claims under the Roche patent. Ligand's rights under its patent application have been exclusively licensed to ALRT.
In connection with the exercise of the Stock Purchase Option and the exclusive licensing arrangement with Allergan described in "Liquidity and Capital Resources," Ligand will acquire the exclusive right to develop and commercialize Oral and Topical Panretin (ALRT1057). Ligand and ALRT are currently investigating the scope and validity of this patent to determine its impact upon the Oral and Topical Panretin (ALRT1057) products. The PTO has informed Ligand that the overlapping claims are patentable to Ligand and stated its intention to initiate an interference proceeding to determine whether Ligand or Roche is entitled to a patent by having been first to invent the common subject matter. The Company cannot be assured of a favorable outcome in the interference proceeding because of factors not known at this time upon which the outcome may depend. In addition, the interference proceeding may delay the decision of the PTO regarding the Company's application with claims covering the Oral and Topical Panretin (ALRT1057) products. While the Company believes that the Roche patent does not cover the use of Oral and Topical Panretin (ALRT1057) to treat leukemias such as APL and sarcomas such as KS, or the treatment of skin diseases such as psoriasis, if the Company and ALRT do not prevail in the interference proceeding, the Roche patent might block the Company's use of Oral and Topical Panretin (ALRT1057) in certain cancers, and the Company may not be able to obtain patent protection for the Oral and Topical Panretin (ALRT1057) products.

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

EXERCISE OF STOCK PURCHASE OPTION. If Ligand does not successfully complete the Stock Purchase Option, Allergan will have the right to acquire all of the outstanding Callable Common Stock and Ligand will have no further rights in the compounds or assets developed by ALRT. In addition, the recently-announced strategic alliance with Lilly is contingent upon Ligand successfully closing the exercise of the Stock Purchase Option and successfully closing the restructure with Allergan of the terms and conditions relating to research, development, commercialization and sublicense rights for the ALRT compounds.

The number of Shares to be delivered in payment of a portion of the Stock Purchase Option Exercise Price shall be determined by dividing the portion of the Stock Purchase Option Exercise Price to be paid in Shares by the average of the closing price of a Share on the Nasdaq National Market for the 20 trading days immediately preceding the day prior to the closing of the Stock Purchase Option Exercise (the "Average Value"). If the Stock Purchase Option Exercise closed on November 3, 1997, the Average Value of the Ligand Common Stock would be $16.396875, resulting in a total of 2,830,417 shares of Ligand Common Stock being issued in connection with the Stock Purchase Option Exercise. Ligand has the ability to increase the amount of cash paid in connection with the Stock Purchase Option from the amount contained in the notice of Ligand's exercise of the Stock
Purchase Option.   Any such increase in cash would reduce
Ligand's capital resources.

Upon the closing of the exercise of the Stock Purchase Option, Ligand will record a one-time charge to operations for the write-off of in-process technology currently estimated at approximately $53.0 million, related to the excess of the aggregate of the Stock Purchase Option Exercise Price over the fair value of the assets acquired.

In addition, continuation of development and commercialization of Oral and Topical Panretin (ALRT1057) and other products under development by ALRT to which Ligand will acquire exclusive rights under its exclusive licensing arrangement with Allergan will require substantial additional expenditures by Ligand. If Ligand does not successfully complete its exercise of the Stock Purchase Option prior to expiration, the Company may lose valuable rights, including rights to Oral and Topical Panretin (ALRT1057) and other ALRT assets.

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

ABSENCE OF CASH DIVIDENDS. No cash dividends have been paid on the Company's Common Stock to date, and Ligand does not anticipate paying cash dividends in the foreseeable future.

EFFECT OF SHAREHOLDER RIGHTS PLAN AND CERTAIN ANTI-TAKEOVER PROVISIONS. In September 1996, the Company's Board of Directors adopted a preferred shares rights plan (the "Shareholder Rights Plan") which provides for a dividend distribution of one preferred share purchase right (a "Right") on each outstanding share of the Common Stock. Each Right entitles stockholders to buy 1/1000th of a share of Ligand Series A Participating Preferred Stock at an exercise price of $100, subject to adjustment. The Rights will become exercisable following the tenth day after a person or group announces acquisition of 20% or more of the Company's Common Stock, or announces commencement of a tender offer, the consummation of which would result in ownership by the person or group of 20% or more of the Company's Common Stock. The Company will be entitled to redeem the Rights at $0.01 per Right at any time on or before the earlier of the tenth day following acquisition by a person or group of 20% or more of the Company's Common Stock and September 13, 2006.

Ligand's Amended and Restated Certificate of Incorporation (the "Certificate of Incorporation") includes a provision that requires the approval of the holders of 66 2/3% of Ligand's voting stock as a condition to a merger or certain other business transactions with, or proposed by, a holder of 15% or more of Ligand's voting stock, except in cases where certain directors approve the transaction or certain minimum price criteria and other procedural requirements are met (the "Fair Price Provision"). The Certificate of Incorporation also requires that any action required or permitted to be taken by stockholders of Ligand must be effected at a duly called annual or special meeting of stockholders and may not be effected by any consent in writing. In addition, special meetings of the stockholders of Ligand may be called only by the Board of Directors, the Chairman of the Board or the President of Ligand or by any person or persons holding shares representing at least 10% of the outstanding Common Stock of the Company. The Shareholder Rights Plan, the Fair Price Provision and other charter provisions may discourage certain types of transactions involving an actual or potential change in control of Ligand, including transactions in which the stockholders might otherwise receive a premium for their shares over then current market prices, and may limit the ability of the stockholders to approve transactions that they may deem to be in their best interests. In addition, the Board of Directors has the authority to fix the rights and preferences of and issue shares of preferred stock, which may have the effect of delaying or preventing a change in control of Ligand without action by the stockholders.

PART II.  OTHER INFORMATION

ITEM 5.   OTHER INFORMATION


EXERCISE OF ALLERGAN LIGAND RETINOID THERAPEUTICS, INC. STOCK AND
  ASSET PURCHASE OPTIONS

In December 1994, the Company and Allergan, Inc. ("Allergan") formed ALRT to continue the research and development activities previously conducted by the Allergan Ligand Joint Venture (the "Joint Venture"). In June 1995, the Company and ALRT completed a public offering of 3,250,000 units (the "Units") with aggregate proceeds of $32.5 million (the "ALRT Offering") and cash contributions by Allergan and the Company of $50.0 million and $17.5 million, respectively, providing for net proceeds of $94.3 million for retinoid product research and development. Each Unit consisted of one share of ALRT's Callable Common Stock and two warrants, each warrant entitling the holder to purchase one share of the Company's Common Stock. Immediately prior to the consummation of the ALRT Offering, Allergan Pharmaceuticals (Ireland) Ltd., Inc. made a $6.0 million investment by purchasing 994,819 shares of the Company's Common Stock at $6.03 per share. The Company's $17.5 million cash contribution resulted in a one-time charge to operations. The Company also recorded a warrant subscription receivable and corresponding increase in paid-in capital of $5.9 million (6,500,000 warrants valued at $.90 per warrant) pursuant to the ALRT Offering. Since June 3, 1995, cash received from ALRT pursuant to a Research and Development Agreement was prorated between contract revenue and the warrant subscription receivable based on their respective values. In 1996 and for the first nine months of 1997 and 1996, $2.1 million, $1.5 million and $1.4 million, respectively, of the proceeds received from ALRT were applied to the warrant subscription receivable. In conjunction with the consummation of the ALRT Offering, all rights held by the Joint Venture were licensed to ALRT. The Company, Allergan and ALRT entered into certain other agreements in connection with the funding of ALRT, including, a Technology License Agreement, a Commercialization Agreement and Services and Administrative Agreements, and ALRT granted to the Company and Allergan an option to acquire certain assets related to Oral and Topical Panretin (ALRT1057) and an option to acquire all the outstanding shares of ALRT Callable Common Stock. If the Company exercises the option, to acquire all ALRT Callable Common Stock, Allergan has an option to purchase an undivided 50% interest in all of the assets of ALRT.

On September 24, 1997, the Company and Allergan announced that they had exercised their respective options to purchase the Callable Common Stock and certain assets of ALRT. The Company's notice of exercise of the Stock Purchase Option included a stock purchase option exercise price of $21.97 per share of outstanding Callable Common Stock, the original exercise price designated for the exercise of the Stock Purchase Option at any time prior to June 3, 1998. Allergan's notice of exercise of its Asset Purchase Option included an aggregate asset purchase price of $8.9 million (the "Asset Purchase Option Exercise Price"), the original exercise price designated for the exercise of the Asset Purchase Option at any time prior to June 3, 1998 under the governing asset purchase agreement (the "Asset Purchase Agreement"). The Asset Purchase Option Exercise Price will be paid in cash to ALRT concurrently with the payment to holders of ALRT Callable Common Stock of the Stock Purchase Option Exercise Price and may be used to pay a portion of such Stock Purchase Option Exercise Price.

The Company and Allergan also agreed to restructure the terms and conditions relating to research, development, commercialization and sublicense rights for the ALRT compounds in the period following the closing of the exercise of the Company's Stock Purchase Option and Allergan's Asset Purchase Option. Prior to the restructuring and following the exercise of the Stock Purchase Option and Asset Purchase Option, the Company (and ALRT) and Allergan would have had equal, co-exclusive development, commercialization and sublicense rights in the compounds and assets developed by ALRT and a 50% interest in ALRT's liabilities. The Company (and ALRT) will receive exclusive, worldwide development, commercialization and sublicense rights to Oral and Topical Panretin (ALRT1057) (currently in pivotal Phase III clinical trials), ALRT1550 (currently in Phase I/IIa clinical trials for oncology applications) and ALRT268 and ALRT324 (two advanced preclinical RXR selective compounds); Allergan will receive exclusive, worldwide development, commercialization and sublicense rights to ALRT4310, an RAR antagonist being developed for topical application against mucocutaneous toxicity associated with currently marketed retinoids as well as for psoriasis. Allergan will also receive ALRT326 and ALRT4204 (two advanced preclinical Retinoid X Receptor ("RXR" selective compounds). In addition, the Company and Allergan have participated in a lottery for each of the approximately 2,000 retinoid compounds existing in the ALRT compound library as of the closing date (the "Lottery"), with each party to acquire exclusive, worldwide development, commercialization and sublicense rights to the compounds which they selected. The Company (and ALRT) and Allergan will each pay the other a royalty based on net sales of products developed from (i) the compounds selected by each in the Lottery and (ii) the other ALRT compounds to which each acquires exclusive rights. The Company will also pay to Allergan a royalty based on the Company's net sales of Targretin for uses other than oncology and dermatology indications; in the event that the Company licenses commercialization rights to Targretin to a third party, the Company will pay to Allergan a percentage of royalties payable to the Company with respect to sales of Targretin other than in oncology and dermatology indications. On the closing of the exercise of the Stock Purchase Option and the Asset Purchase Option, the Company will pay to Allergan a non-refundable cash payment in the amount of $4.5 million.

COLLABORATION WITH ELI LILLY AND COMPANY

On October 20, 1997, the Company and Eli Lilly and Company ("Lilly") announced that they had entered into a strategic alliance for the discovery and development of products based upon the Company's IR technology. The collaboration will focus on products with broad applications across metabolic diseases. The closing of the transaction is subject to receipt of necessary regulatory approvals and is contingent upon the Company successfully closing the exercise of the Stock Purchase Option and successfully closing the restructure of the terms and conditions relating to research, development, commercialization and sublicense rights for the ALRT compounds as described above.

Lilly will receive worldwide, exclusive rights to Targretin (LGD1069) and other Company compounds and technology associated with the RXR receptor. Lilly will receive additional rights to use the Company's technology to develop an RXR compound in combination with a Selective Estrogen Receptor Modulator ("SERM") in cancer. The Company retains exclusive rights to independently research, develop and commercialize Targretin (LGD1069) and other RXR compounds in the fields of cancer and dermatology.

Lilly will also receive worldwide, exclusive rights in certain areas to the Company's peroxisome proliferator activated receptor ("PPAR") technology, along with rights to use PPAR research technology with the RXR technology. Lilly and the Company also intend to begin research programs aimed at discovering novel compounds which therapeutically activate PPAR subtypes for treatment of cardiovascular disease. Finally, Lilly will receive exclusive rights to the Company's hepatic nuclear factor 4 ("HNF4") receptor and the obesity gene promoter technology.

The Company has the option to obtain selected rights to one Lilly specialty pharmaceutical product. The product would fit into a current area of strategic focus for the Company. Should the Company elect to obtain selected rights to the product, Lilly could receive milestones of up to $20 million in the Company stock. In the event that the Company does not exercise this product option during the first 90 days after the effective date of the agreements, currently anticipated to occur one business day following the closing of the exercise of the Stock Purchase Option, the Company will sell an additional $20 million in equity to Lilly at a 20% premium to the then market price, and the Company will qualify for certain additional royalties of up to 1.5% on net sales of the Company's choice of Targretin (LGD1069), ALRT268 (LGD1268) or ALRT324 (LGD1324).

The Company will receive double-digit royalties on net sales of the most advanced products and single-digit royalties on net sales of earlier compounds. The Company will also receive milestones, royalties and options to obtain certain co-development and co-promotion rights for the Lilly-selected RXR compound in combination with a SERM.

Lilly will make a $37.5 million equity investment in the Company upon the closing of the transaction and will, thereafter, pay to the Company $12.5 million in upfront milestones.


ITEM 6 (A)       EXHIBITS

Exhibit 10.164 Third Amendment to Agreement, dated September 2, 1997, between the Company and American Home Products
                 Corporation.

Exhibit 27.0     Financial Data Schedule

ITEM 6 (B)       REPORTS ON FORMS 8-K

                 None.

                     LIGAND PHARMACEUTICALS INCORPORATED

                            September 30, 1997




                                SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                              Ligand Pharmaceuticals Incorporated


Date: November 13, 1997       By    /s/ Paul V. Maier
      -----------------             --------------------------
                                    Paul V. Maier
                                    Senior Vice President and
                                    Chief Financial Officer