Form 10-K
period 1997-12-31
LIGAND PHARMACEUTICALS INC
filed 1998-03-31
CIK 886163

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
MARK ONE
    [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

                FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997, OR

    [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD                            COMMISSION FILE
                                                               NUMBER: 0-20720
          FROM ______________ TO _____________ .


                      LIGAND PHARMACEUTICALS INCORPORATED
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                       DELAWARE                                              77-0160744
           (STATE OR OTHER JURISDICTION OF                                (I.R.S. EMPLOYER
            INCORPORATION OR ORGANIZATION)                              IDENTIFICATION NO.)

              10275 SCIENCE CENTER DRIVE                                     92121-1117
                    SAN DIEGO, CA                                            (ZIP CODE)
       (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (619) 550-7500

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                      NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                         COMMON STOCK, $.001 PAR VALUE
                                (TITLE OF CLASS)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
        WARRANTS TO PURCHASE ONE SHARE OF COMMON STOCK, $.001 PAR VALUE
                                (TITLE OF CLASS)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the Registrant's voting stock held by non-affiliates as of February 28, 1998 was $488,205,375. For purposes of this calculation, shares of Common Stock held by directors, officers and 5% stockholders known to Registrant have been deemed to be owned by affiliates which should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant or that such person is controlled by or under common control with the Registrant.

     As of February 28, 1998 the registrant had 38,594,979 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Proxy Statement to be filed not later than 120 days after December 31, 1997, in connection with the Registrant's 1998 Annual Meeting of Stockholders, referred to herein as the "Proxy Statement", are incorporated by reference into Part III of this Form 10-K.

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

OVERVIEW

     Ligand Pharmaceuticals Incorporated ("Ligand" or the "Company"), a Delaware corporation, is a biopharmaceutical company engaged in the discovery and development of small-molecule drugs which mimic or block the activities of various hormones and cytokines to regulate gene activity and the genetic processes affecting many diseases. The Company's drug discovery and development programs are based on its proprietary technologies involving two natural mechanisms that regulate gene activity: (i) hormone-activated Intracellular Receptors ("IRs") and (ii) cytokine-activated Signal Transducers and Activators of Transcription ("STATs"). IRs play key roles in many disease processes, including certain cancers, disorders of women's health, cardiovascular diseases, metabolic diseases, inflammatory disorders and skin diseases. Similarly, STATs influence many biological processes, including cancer, metabolic diseases, inflammation and blood cell formation. In programs acquired in connection with the merger with Glycomed Incorporated ("Glycomed") in May 1995 ("the Merger"), Ligand is also seeking, through licensees, to develop orally active drugs to modulate biological processes involving complex carbohydrates and other cell surface components for the treatment of inflammation and cancer.

     Ligand currently is developing new drugs through a combination of internal and collaborative programs, including substantial collaborations with Eli Lilly and Company ("Lilly"), SmithKline Beecham Corporation ("SmithKline Beecham"), Wyeth-Ayerst, the pharmaceutical division of American Home Products ("AHP"), Abbott Laboratories ("Abbott"), Glaxo-Wellcome plc ("Glaxo"), Sankyo Company, Ltd. ("Sankyo"), Pfizer Inc ("Pfizer") and Allergan, Inc., ("Allergan"). Ligand has initiated human clinical trials for five potential products: the retinoids Panretin Capsules (LGD1057), Panretin Gel (LGD1057), LGD1550 Capsules, Targretin Gel (LGD1069) and Targretin Capsules (LGD1069). Ligand also has 25 non-retinoid compounds in various stages of development, including a three compound series being developed by AHP, as well as two compounds which are now under development by Pfizer for osteoporosis.

     IRs are members of a family of hormone-activated proteins that act inside the cell to directly regulate gene expression and cellular function. Although the effectiveness of IRs as drug targets has been demonstrated by drugs acting through IRs already on the market, such as retinoids (e.g., Retin-A(R) for acne and psoriasis) and sex steroid modulators (e.g., estrogens and progesterones for hormone replacement therapy and contraception, tamoxifen for breast cancer, flutamide for prostate cancer), the utility of these first-generation drugs has been limited by their often significant side effects. STATs are a recently discovered family of proteins that act inside cells to regulate gene expression in response to various cytokines such as interferons, interleukins and hematopoietic growth factors. Imbalances in the activity of these cytokines can lead to various pathological conditions, such as inflammation. While certain recombinant cytokines and other proteins which bind to cell surface receptors have proven to have clinical utility in the treatment of disease, they must be administered by injection and can be difficult to manufacture.

     Ligand and its exclusive academic collaborators have advanced the understanding of the activities of hormones and hormone-related drugs and have made scientific discoveries relating to IR and STATs technologies. Ligand believes that its expertise in these technologies will enable the Company to develop novel, small-molecule pharmaceutical products acting through IRs or STATs with more target-specific properties than currently available products, resulting in either improved therapeutic and side effect profiles and new indications for IRs or novel mechanisms of action and oral bioavailability for STATs.

     Through a combination of internal and partnered programs, supplemented by selective in-licensing of approved cancer products, Ligand has built a pipeline of numerous potential products and products in advanced preclinical testing, clinical development or commercialization stages. The most advanced of these potential products and products are as follows:

    PROGRAM                    PRODUCT                       DISEASE INDICATION            DEVELOPMENT PHASE(1)
---------------------------------------------------------------------------------------------------------------
Retinoids          Panretin(TM) Gel (LGD1057)        Kaposi's Sarcoma ("KS")                       III
                   Panretin(TM) Capsules             Cancers including KS, other cancers            II
                                                     Psoriasis                                      II
                   LGD1550 Capsules                  Cancers                                      I/IIA
                   Targretin(TM) Gel (LGD1069)       Cutaneous T cell lymphoma ("CTCL")            III
                                                     Actinic Keratoses                              II
                   Targretin(TM) Capsules            CTCL                                         II/III
                                                     Lung cancer, breast cancer                   II/III
                                                     Cancers, including, kidney, KS,                II
                                                     prostate, ovarian
                                                     Metabolic diseases (diabetes)                II(2)
                                                     Psoriasis                                      II
Sex steroids       Droloxifene(3)                    Osteoporosis                                   II
                   CP336,156(4)                      Osteoporosis                                   II
Oncology           Proleukin(R)(5)                   Kidney cancer                          Marketed in Canada
                   PHOTOFRIN(R)(5)                   Bladder cancer, esophageal cancer      Marketed in Canada

---------------
(1) "Development Phase" refers to the current stage of development of the most advanced indication. See "Business -- Product Development Program" for a more detailed description of the stages of development for these compounds.

(2) Targretin Capsules has entered Phase II human clinical trials in diabetes in March 1997 in Europe.

(3) Droloxifene is a compound owned by Pfizer. Ligand performed work on droloxifene at Pfizer's request. Ligand and Pfizer entered into a settlement agreement with respect to a lawsuit in April 1996. Under the terms of the settlement agreement, the Company is entitled to receive milestone payments if Pfizer continues development and royalties if Pfizer commercializes the product. See "Business -- Strategic Alliances -- Pfizer Inc."

(4) A compound discovered through the Company's collaborative relationship with Pfizer to which Pfizer has retained marketing rights. See
    "Business -- Strategic Alliances -- Pfizer Inc".

(5) In-licensed product.

     Ligand is conducting human clinical trials with five products. Panretin Capsules, Panretin Gel, Targretin Capsules, Targretin Gel and LGD1550 Capsules are retinoids that may be useful for the treatment of various cancers, such as KS, CTCL, lung and prostate cancer or breast cancer and diseases of the skin and are being developed by Ligand. The Company has completed two pivotal Phase III trials for Panretin Gel in KS to support an NDA which Ligand intends to file in early 1998. The Company has completed two Phase II clinical trials for Panretin Capsules in KS with plans to complete development work and file an NDA in 1999. Ligand is also performing clinical trials for the retinoids Targretin Capsules and Targretin Gel. Interim data from a Phase I/II study of Targretin Gel in CTCL have demonstrated significant activity, and based on discussions with the FDA on trial design, the Company has launched Phase III clinical trials in this indication with Targretin Gel and Phase II/III trials in this indication with Targretin Capsules, each intended to support NDA filings in 1998 or 1999. The Company has received reports on interim findings from the University of Texas M.D. Anderson Cancer Center with respect to certain Phase II/III trials of Targretin Capsules intended to support an NDA in CTCL. See "Business -- Product Development Program -- Retinoids -- Targretin Gel and Targretin Capsules." The Company has launched Phase II/III clinical trials with Targretin

Capsules in lung cancer. There can be no assurance that the clinical trials will proceed as planned or that any drugs will be successfully developed or commercialized.

     To date, Ligand has entered into collaborations with eight corporate partners which include, Lilly (for metabolic diseases, including diabetes, obesity, dislipedemia, insulin resistance and cardiovascular diseases associated with insulin resistance and obesity), SmithKline Beecham (for hematopoietic growth factor mimetics for use in oncology and treatment of anemia), AHP (for women's health, e.g., hormone replacement therapy, osteoporosis, fertility control), Abbott (for inflammatory diseases, utilizing selected IR-based approaches), Sankyo (for inflammatory diseases, utilizing selected Glycomed technologies), Glaxo (for atherosclerosis and other diseases affecting the cardiovascular system), Allergan (for oncology and dermatology) and Pfizer (for osteoporosis). These partners provide discovery resources complementary to those of Ligand and are expected to facilitate the development and commercialization of potential products for primary care markets. The collaborative partners have also been an important funding source for Ligand, contributing approximately two-thirds of its invested capital to date. In addition to Allergan Ligand Retinoid Therapeutics, Inc. ("ALRT"), the research and development company formed by Ligand and Allergan, which was funded with net proceeds of $94.3 million to accelerate research and development of certain retinoids ( see "Strategic Alliances -- Allergan, Inc."), Ligand's research activities have been supported by commitments from its partners of up to $141.1 million for research funding. Ligand's collaborative partners have also committed up to $127.8 million of additional equity and convertible notes to Ligand, of which $122.8 million has been received through December 31, 1997, and the remaining $5.0 million is subject to Ligand attaining certain milestones.

     In September 1997, Ligand exercised its option to purchase all of the 3,250,000 outstanding shares of Callable Common Stock of ALRT at $21.97 per share, the original price applicable for purchase from June 3, 1997 to June 3, 1998. Simultaneously, Allergan exercised its option to acquire an undivided one-half interest in the assets and technologies of ALRT. Certain existing agreements between Allergan and Ligand had provided for joint development and joint commercialization of ALRT compounds following exercise of the buyout option. Allergan and Ligand agreed to amend and restate those agreements so that ALRT compounds and development programs were divided between Allergan and Ligand, and each party received exclusive rights under the ALRT technology for use with their respective compounds and programs. Products and compounds for which Ligand received worldwide rights include Panretin(TM)Gel and Panretin(TM)Capsules, LGD1268, LGD1324 and LGD1550. Allergan received ALRT4310, ALRT326 and ALRT4204 and $4.5 million in cash and rights to future royalties on certain Ligand products. Allergan and Ligand also completed a lottery to divide the approximately 2,000 retinoid compounds remaining in the ALRT compound library as of the ALRT closing date in November 1997. Each party will pay royalties to the other on net sales, if any, of the successfully developed compounds it received directly or in the lottery. See "Business -- Strategic Alliances -- Allergan, Inc."

BUSINESS STRATEGY

     Ligand's business strategy is to develop new drugs using its IR and STATs technologies through both internal and collaborative programs. Ligand's internal programs focus on the discovery, development and marketing of small-molecule drugs that address cancer, gynecological diseases and male hormonal imbalances, which are generally treated by medical specialists. An outgrowth of these programs has led to a development program in metabolic disease. Ligand also seeks to in-license or acquire products in these medical specialty markets which are in late-stage clinical development or which have been previously approved by regulatory authorities. Ligand's collaborative programs focus on building a royalty-based business through partnerships with large pharmaceutical companies that apply Ligand's technologies to discover drugs for primary care markets, such as markets for certain cardiovascular, inflammatory, metabolic and other diseases, as well as broad applications for women's and men's health.

     Ligand's internal efforts have been focused primarily on the discovery and development of improved retinoids, sex steroid receptor agonists and antagonists and cytokine agonists for use in specialty market applications, principally cancer, gynecological disorders and male hormonal imbalances. Products for these specialty markets typically require less resource-intensive clinical trials and can be marketed by a targeted sales force. Ligand has initiated human clinical trials for five products: the retinoids Panretin Capsules, Panretin Gel, LGD1550 Capsules, Targretin Capsules and Targretin Gel.

     Externally, Ligand is collaborating with large pharmaceutical companies, with the goal of building a royalty-based business through the application of its technologies to primary care markets, broad aspects of women's and men's health, such as cardiovascular, inflammatory, metabolic and other diseases. Ligand has established eight major collaborative arrangements to discover and develop drugs that address disorders principally treated by primary care physicians, specifically hematopoiesis with SmithKline Beecham, women's health disorders with AHP, inflammatory diseases with Abbott, cardiovascular diseases with Glaxo, osteoporosis with Pfizer, oncology and dermatology with Allergan, metabolic disease with Lilly, and inherited a collaboration through the Glycomed merger, with Sankyo in inflammation based on cell adhesion research. Ligand believes its collaborators have the significant resources, including clinical and regulatory experience, manufacturing capabilities and marketing infrastructure, needed to develop and commercialize drugs for these markets. Each of these arrangements provides for collaborative discovery programs funded largely by the corporate partners aimed at discovering new therapies for diseases treated by primary care physicians. In general, drugs resulting from these collaborations will be developed, manufactured and marketed by the corporate partners, with Ligand receiving research revenue during the drug discovery stage, additional milestone revenue for successful compounds moving through clinical development and milestone revenue as well as royalty revenue on sales of drugs marketed by its collaborators.

SCIENTIFIC BACKGROUND AND DRUG DISCOVERY OPPORTUNITIES

  INTRACELLULAR RECEPTORS ("IRS")

     Hormones are natural chemicals within the body that control important physiological processes, including reproduction and cell growth and differentiation. The known non-peptide hormones are the retinoids, the sex steroids (estrogens, progesterones and androgens), the adrenal steroids (glucocorticoids and mineralocorticoids), vitamin D and thyroid hormone. The understanding of hormones and their actions has increased substantially in the last 10 years. Driving this rapid expansion of knowledge has been the discovery of the family of IRs through which all the known small-molecule (i.e., non-peptide) hormones act. Dr. Ronald Evans at The Salk Institute of Biological Studies ("the Salk Institute"), Ligand's scientific co-founder and exclusive consultant, was the first to clone and characterize an IR in 1985. Since that time, approximately 75 IRs have been defined and characterized, many by Ligand's scientists or its exclusive collaborators. IRs play key roles in a variety of diseases, including certain cancers, gynecological disorders, and cardiovascular, metabolic, inflammatory and skin diseases.

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

     Ligand's early recognition of the drug discovery opportunities inherent in emerging IR research has enabled it to build a strong proprietary position and accumulate substantial expertise in IRs applicable to drug discovery and development. Building on its recent scientific findings about the molecular basis of hormone action, Ligand has created proprietary new tools to explore and manipulate non-peptide hormone action for potential therapeutic benefit. The Company has exclusive relationships in the field of IRs with Dr. Ronald Evans, a professor in the Gene Epresion Laboratory of The Salk Institute, and Dr. Bert O'Malley, Professor and Chairman of the Center for Reproductive Biology at Baylor College of Medicine ("Baylor"), where many of the core discoveries in IR research have been made. The Company has exclusively licensed most of these discoveries. Ligand has also developed proprietary IR assays that it believes can rapidly and accurately predict the probable therapeutic and side effect profiles of compounds with potential as drugs. The Company believes that its IR expertise will enable it to discover and develop drugs that have equal or greater therapeutic efficacy and reduced incidence and severity of side effects compared to existing drugs acting through IRs. The Company also believes these drugs will be orally bioavailable.

     In many diseases, there is an imbalance of cytokine action. For example, some inflammatory conditions may represent excessive actions of certain interleukins or interferons. In these conditions, it may prove beneficial to block the actions of specific cytokines. In other pathological states, there is insufficient activity of specific cytokines. For example, in patients with chronic renal failure, diminished erythropoietin ("EPO") release by the damaged kidneys results in the inadequate production of red blood cells, resulting in anemia. Recombinant human EPO protein (Epogen(R)) can be administered to effectively correct this anemia, but must be injected. Many other cytokines are useful as injected protein medicines, including interferons (Intron-A(R), Roferon(R), Betaseron(R)) interleukins (Proleukin(R), which Ligand markets in Canada), hematopoietic growth factors (Epogen(R), Neupogen(R)) and others. Each of these and many other cytokines appears to exert their actions through JAK/STAT signal transduction pathways. Ligand is utilizing JAK/STAT technology to seek low molecular weight compounds which can mimic or block the actions of medically relevant cytokines for uses in various pathological conditions, including cancer, inflammation and disorders of blood cell formation. Because these are small molecules, whereas the cytokines themselves are proteins, they offer potential significant advantages over current cytokine-based compounds, including oral activity and greater ease of manufacture and improved stability.

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

     IR Subtypes. For some of the non-peptide hormones, several closely related but non-identical IRs, known as IR subtypes, have been discovered. These include six subtypes of the IRs for retinoids and four subtypes of the IRs for thyroid hormone. Patent applications covering most of these IR subtypes have been exclusively licensed by Ligand. Ligand believes that drugs that activate a subset of IR subtypes will allow more specific pharmacological intervention better matched to therapeutic need. Ligand's clinical candidate Targretin was discovered as a result of Ligand's understanding of retinoid receptor subtypes.

     Orphan IRs. Over 50 additional members of the IR superfamily which do not interact with the known non-peptide hormones or vitamin derivatives have been discovered. Ligand has an exclusive license to patent applications covering many of these orphan IRs. Ligand believes that among the orphan IRs may be receptors for uncharacterized small molecule hormones and that the physiological roles of the various orphan IRs are likely to be diverse. Ligand has devised strategies to isolate small molecules that interact with orphan IRs and is working to identify new orphan IRs as drug targets and to identify their natural and synthetic modulators as possible drug candidates. For example, the RXRs, one subfamily of IRs activated by certain retinoids, were orphan IRs when initially discovered. Panretin was discovered by virtue of its activation of the RXR retinoid receptors.

     RXR Heterodimer Biology. Retinoids that bind to the RXR family deliver their therapeutic effects through partnered IRs. Recently scientists have discovered that RXRs are obligate partners in these IR pairs through all tissues. These IR pairs consist of one RXR and one of a variety of other IRs, such as RARs, PPARs or thyroid hormone receptors. While RXRs are widely expressed, their IR partners are more discreet, being expressed in selective tissues, such as liver, fat or muscle. As a result, compounds that bind RXRs offer the unique potential to be broadly active compounds that can treat a variety of diseases, including metabolic diseases.

     In animal models of type II diabetes, RXR agonists appear to stimulate the physiological pathways responsive to RXR-PPAR receptor partners expressed in key target tissues that are involved in glucose metabolism. As a result, a discrete set of genes is activated in these tissues resulting in a decrease in serum glucose levels and insulin.

     Ligand has established collaborations with major pharmaceutical companies to discover and characterize small molecules to modulate specific IR pathways.

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

     In many diseases, there is an imbalance of cytokine action. For example, some inflammatory conditions may represent excessive actions of certain interleukins or interferons. In these conditions it may prove beneficial to block the actions of specific cytokines. In other pathological states there is insufficient activity of specific cytokines. For example, in patients with chronic renal failure, EPO release by the damaged kidneys results in the inadequate production of red blood cells, causing anemia. Recombinant human EPO protein (Epogen) can be administered to correct this anemia effectively, but must be injected. Many other cytokines are useful as injected protein medicines, including interferons (Intron-A, Roferon, Betaseron), interleukins (e.g., Proleukin, which Ligand markets in Canada), hematopoietic growth factors (Epogen, Neupogen) and others. Each of these and many other cytokines appear to exert their actions through JAK/STAT signal transduction pathways.

     Ligand believes that its JAK/STAT technologies may lead to the discovery of low molecular weight compounds able to mimic or block the actions of medically relevant cytokines for uses in various pathological conditions, including cancer, inflammation and disorders of blood cell formation. Because these compounds are small molecules, whereas the cytokines themselves are proteins, they offer potentially significant advantages over current cytokine-based compounds, including oral bioavailability, greater ease of manufacture and improved stability.

     The discovery of STATs, the elucidation of their roles in interferon signal transduction, and the first cloning of genes encoding STATs were all accomplished by Ligand's exclusive collaborators, Dr. James Darnell at Rockefeller University and Dr. David Levy at New York University ("NYU"), and were described initially in August 1992. Since then, over half a dozen members of the STAT family have been identified and a large number of ESPs in addition to interferons have also been shown to utilize STAT signal transduction. Among the ESPs which have been shown to use STAT signaling pathways are the interferons (alpha, beta and gamma), the hematopoietic colony stimulating factors (interleukin-3, EPO, G-CSF, GM-CSF and thrombopoietin), many of the interleukins (including IL-2, IL-4, IL-6, IL-12 and IL-13, the related ESPs Oncostatin M and Leukemia Inhibitory Factor), the cytokine leptin and several protein hormones (growth hormone and prolactin).

     Based on insights into JAK/STAT signal transduction and the generation of the necessary reagents, Ligand has developed STAT technologies for drug discovery which include cell culture-based high throughput screens to identify small molecule drugs and biochemical assays that define where in the JAK/STAT signal transduction pathways the small molecules act. Ligand believes that its JAK/STAT drug discovery technology can produce drug candidates to control gene expression to address a broad range of uses, including treating cancer, providing hematopoietic support for cancer patients undergoing chemotherapy or bone marrow transplantation, combating inflammation and viral or other infections, treating anemia in chronically ill patients (e.g., those with renal failure), treating dwarfism and related disorders of stature and enhancing immune function.

     Ligand is using its high throughput screening assays to discover small molecule drugs to act as interferon agonists for potential application in various cancers and viral diseases. Ligand has also established a collaboration with SmithKline Beecham to discover and characterize small molecule drugs to modulate specific JAK/STAT pathways to control the formation of red and white blood cells for treating patients with cancer or anemia. Ligand has additional assays under development to allow high throughput screening for and subsequent optimization of small molecule drugs to act through JAK/STAT signaling pathways to block or mimic other medically significant ESPs.

GLYCOMED'S COMPLEX CARBOHYDRATES

     Ligand, through its wholly owned subsidiary Glycomed, is seeking drugs that modulate processes involving complex carbohydrates and other components of the extracellular matrix. The cells in the body are in many cases embedded in various gelatinous or fibrous background substances such as proteins (e.g., collagen) or glycoproteins and mucopolysaccharides (various complex biological polymers containing amino acid and sugar building blocks). This background substance, termed extracellular matrix, can exert important effects on cells, modifying their function and controlling their migration. Additionally, related complex carbohydrates, glycoproteins and mucopolysaccharides are located on the surfaces of cells, where they can play important roles in controlling interactions among various cells, including, for example, the attachment of white blood cells to the inner linings of blood vessels, a necessary part of some inflammatory responses.

     Glycomed has expertise and core technology relating to the biology and chemistry of complex carbohydrates and related components of the extracellular matrix. Ligand is focusing Glycomed's expertise and core technologies to seek small molecule, potentially orally active drugs to modulate the biological processes involving complex carbohydrates and other cell surface and extracellular matrix components for the treatment of inflammation and cancer. One Glycomed compound is Galardin(TM), a matrix metaloproteinase inhibitor in-licensed by Glycomed prior to the Merger. In Phase II/III trials, Galardin(TM) treated patients had significantly lower incidence of corneal perforation. Since the Merger, the Company has sought a partner to further develop the product. Sankyo has Galardin(TM) under development in Phase II trials in Japan for ophthalmic indications.

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

     Ligand has developed similar automated high throughput assays to identify lead compounds acting as agonists or antagonists of selected JAK/STAT signaling pathways for particular ESPs such as interferons, certain interleukins and selected hematopoietic growth factors. Additional STAT-based screening assays are under development.

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

PRODUCT DEVELOPMENT PROGRAM

     Ligand, as part of its overall business strategy, is developing new drugs through a combination of internal and collaborative programs: (i) internally, by focusing on the discovery, development and marketing of small-molecule drugs that address diseases, such as cancer, gynecological disorders and male hormonal imbalances, treated by medical specialists, and by seeking to in-license or acquire later-stage products in these medical specialties; and (ii) by collaborating with large pharmaceutical companies, with the goal of building a royalty-based business through the application of its technologies to primary care markets, such as markets for certain cardiovascular, inflammatory, metabolic and other diseases, as well as broad applications for women's and men's health.

     Ligand is currently pursuing five major internally-funded and collaborative drug discovery programs: four are based on specific IRs (the retinoid, sex steroid and glucocorticod receptor programs for cancer, skin and eye disease, metabolic disease, men's and women's health, and inflammatory disease); one is based on STATs; and one is based on Glycomed's inhibitors of cell adhesion technology. Additionally, Ligand has in-licensed and is distributing two anticancer products in Canada for which further indications are being sought.

     The following table summarizes the current status of Ligand's product research, development and marketing programs:

                                                                          DEVELOPMENT       MARKETING
               PROGRAM                        DISEASE INDICATION            PHASE(1)          RIGHTS
---------------------------------------------------------------------------------------------------------
RETINOIDS
Panretin Gel (LGD1057)(2)               KS                               Phase III       Ligand worldwide
Panretin Capsules(2)                    Cancers, including., KS, MDS,    Phase II        Ligand worldwide
                                        Psoriasis                        Phase II        Ligand worldwide
LGD1550 Capsules(2)                     Cancer                           Phase I/IIA     Ligand worldwide
Targretin Gel (LGD1069)(3)              CTCL                             Phase III       Ligand worldwide
                                        Actinic keratoses                Phase II        Ligand worldwide
Targretin Capsules(4)                   CTCL                             Phase II/III    Ligand worldwide
                                        Lung cancer, breast cancer       Phase II/III    Ligand worldwide
                                        Cancers, including, kidney,      Phase II        Ligand worldwide
                                        prostate, ovarian, KS
                                        Psoriasis                        Phase II        Ligand worldwide
AGN4310(2)                              Skin Disorders                   Development     Allergan
                                                                         candidate

DIABETES AND METABOLIC DISEASE
Targretin Capsules(3)                   Type II diabetes                 Phase II        Lilly
LGD1268 and LGD1324(3)                  Type II diabetes                 Development     Lilly
                                                                         candidate
AGN 4204 and AGN4326                    Type II diabetes                 Preclinical     Allergan
PPAR Modulators(3)                      Metabolic and cardiovascular     Research        Lilly
                                        diseases
HNF4(3)                                 Metabolic and cardiovascular     Research        Lilly
                                        diseases
Ob gene Pathway(3)                      Metabolic and cardiovascular     Research        Lilly
                                        diseases

SEX STEROIDS
Droloxifene(5)                          Breast cancer prevention         Phase II        Pfizer
                                        Osteoporosis                     Phase II        Pfizer
Estrogen agonist                        Osteoporosis                     Phase II        Pfizer
  (CP336,156)(6)
Estrogen antagonist                     Breast cancer                    Lead compounds  AHP/Ligand(7)
                                                                         selected
Progesterone antagonists                Cancer, endometriosis, uterine   Lead compounds  AHP/Ligand(7)
  (LG1447 series)                       fibroids                         selected
Progesterone agonists                   Breast cancer, hormone           Lead compounds  Ligand
  (LG2527/2716 series)                  replacement therapy              selected
Estrogen agonists                       Osteoporosis                     Phase I         AHP
  (TSE424)
Tissue selective estrogen or            Gynecological disease,           Lead compounds  AHP/Ligand(7)
progesterone agonists and antagonists   cardiovascular disease, hormone  selected
                                        replacement therapy
Androgen antagonists                    Prostate cancer, BPH and         Development     Ligand worldwide
  (LGD1331 series)                      hirsutism                        candidate
Androgen agonists                       Male hormone replacement         Lead compounds  Ligand worldwide
                                        therapy, osteoporosis            selected

CARDIOVASCULAR DISEASE
Lipid regulators - LDL lowering         Atherosclerosis                  Lead compounds  Glaxo
                                                                         selected
PPAR modulators                         Atherosclerosis and other        Lead compounds  Glaxo
                                        disorders affecting the          selected
                                        cardiovascular system

                                                                          DEVELOPMENT       MARKETING
               PROGRAM                        DISEASE INDICATION            PHASE(1)          RIGHTS
---------------------------------------------------------------------------------------------------------
INFLAMMATORY DISEASE
Glucocorticoid agonists                 Rheumatoid arthritis,            Preclinical     Abbott/Ligand(7)
                                        inflammatory bowel disease,
                                        asthma, dermatitis

GLYCOMED INFLAMMATORY
  DISEASE
Galardin (TM) MMPI (GM6001)             Ophthalmic inflammation          Phase II/III    Ligand; Sankyo
  Matrix metalloproteinase                                               completed       in Far East
  inhibitor ("MMPI")(8)                                                  Phase II(9)     (opthalmic
                                                                                         indications)
GM1998                                  Acute and chronic inflammation   Lead compounds  Ligand; Sankyo
  Cell adhesion inhibitors                                               selected        in Far East
GM1925, GM2296, GM1380 & analogues      Acute and chronic inflammation   Lead compounds  Ligand; Sankyo
                                                                         selected        in Far East
GM1892                                  Reperfusion injury               Lead compounds  Ligand worldwide
Endothelial protective agent                                             selected

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

STATS
Interferon agonists                     Cancer, infectious disease       Lead compounds  Ligand worldwide
                                                                         identified
Interferon antagonists                  Rheumatoid arthritis,            Lead compounds  Ligand worldwide
                                        inflammatory bowel disease,      selected
                                        asthma, dermatitis
Hematopoietic growth factors            Oncological uses, anemia         Lead compounds  SmithKline
                                                                         selected        Beecham/Ligand(7)
Other cytokine agonists and             Cancer, immunology, growth       Lead Compounds  Ligand worldwide
  antagonists                           control                          identified

IN-LICENSED
PHOTOFRIN(R)                            Esophageal cancer, superficial   Market          Ligand
                                        bladder cancer                                   (Canada only)
Proleukin(R)                            Kidney cancer                    Market          Ligand
                                                                                         (Canada only)

---------------
(1) "Development Phase" refers to the current stage of development of the most advanced indication.

    "Research" activities include research related to specific IR and STATs targets and the identification of lead compounds.

    "Lead compounds" are chemicals that have been identified that meet preselected criteria in cell culture models for activity and potency against IR or STATs targets. More extensive evaluation is then undertaken to determine if the compound should be selected to enter into preclinical development. Once lead compound is selected, chemical modification of the compound is then undertaken to create the best drug candidate.

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

(2) In connection with the exercise of the buyback of ALRT and the exclusive licensing arrangement with Allergan (See "Strategic Alliances -- Allergan, Inc."), Ligand acquired the exclusive right to develop and commercialize Panretin Capsules and Panretin Gel, LGD1550, LGD1268 and LGD1324. In addition, Ligand and Allergan participated in a lottery for each of the approximately 2,000 retinoid compounds existing in the ALRT compound library, with each party acquiring exclusive, worldwide development, commercialization and sublicense rights to the compounds which they selected. Allergan acquired rights to ALRT4310, ALRT4204, ALRT4326 and acquired rights to selected RARa agonists.

(3) In connection with the strategic alliance with Lilly described in "Strategic Alliance -- Eli Lilly and Company," Lilly will receive worldwide, exclusive rights to Targretin (LGD1069), other Ligand compounds and technology associated with the RXR receptor, HNF4, PPAR modulators and the ob gene pathway in all fields other than cancer and dermatology.

(4) Targretin Capsules entered Phase II human clinical trials in diabetes in March 1997 in Europe.

(5) Droloxifene is a Pfizer compound. Ligand performed work on droloxifene at Pfizer's request. Ligand and Pfizer entered into a settlement agreement with respect to a lawsuit in April 1996. Under the terms of the settlement agreement, the Company is entitled to receive milestones if Pfizer continues development and royalties if Pfizer commercializes the product. See "Strategic Alliances -- Pfizer Inc"

(6) A compound discovered through the Company's collaborative relationship with Pfizer to which Pfizer has retained marketing rights. Ligand is awaiting confirmation from Pfizer. There can be no assurance that clinical trials will proceed as planned or that any new drugs will be successfully developed. See "Strategic Alliance -- Pfizer Inc" and "Government Regulation."

(7) Ligand has retained certain compound rights. See "Strategic
    Alliances -- American Home Products Corporation."

(8) Ligand is seeking a partner to further the development and commercialization of Galardin for ophthalmic use. See "Inflammatory Disease."

(9) Phase II trials ongoing in Japan.

  RETINOIDS

     Retinoic acid, a derivative of Vitamin A, is one of the body's natural regulatory hormones and has a broad range of biological actions, influencing cell growth, differentiation, apoptosis and embryonic development. Many chemical analogues of retinoic acid, also called retinoids, also have biological activity. Specific retinoids have been approved by the FDA for the treatment of psoriasis and certain severe forms of acne. Evidence also suggests that retinoids can be used to arrest and, to an extent, reverse the effects of skin damage arising from prolonged exposure to the sun. Other evidence suggests that retinoids are useful in the treatment of a variety of cancers, including kidney cancer and certain forms of leukemia. For example, all-trans-Retinoic-acid ("ATRA") has been approved by the FDA for the treatment of acute promyelocytic leukemia ("APL"). Retinoids have also shown an ability to reverse precancerous (premalignant) changes in tissues, reducing the risk of development of cancer, and may have potential as preventive agents for a variety of epithelial malignancies, including skin, head and neck, bladder and prostate cancer. Recent scientific articles by Ligand researchers have described the potential of RXR selective retinods in metabolic disease.

     Despite the therapeutic benefits of currently marketed retinoids, their use to date has been limited by their propensity to cause significant side effects, such as severe birth defects if fetal exposure occurs, severe irritation of the skin and mucosal surfaces, elevation of plasma lipids, headache and skeletal abnormalities. Currently marketed retinoids were developed and commercialized for their therapeutic benefits prior to the discovery of retinoid-responsive IRs ("RRs"), and were developed with suboptimal tools.

     The six RRs that have been identified to date can be grouped in two subfamilies: Retinoic Acid Receptors ("RARs") and RXRs. Patent applications covering members of both families of RRs have been licensed exclusively to Ligand primarily from The Salk Institute. The RR subtypes appear to have different functions, based on their distribution in the various tissues within the body and data arising from in vitro studies and from studies of transgenic mice.

     Several of the retinoids currently in commercial use are either non-selective in their pattern of RR subtype activation or are not ideal drugs for other reasons. Ligand, is developing chemically synthesized retinoids which, by selectively activating RR subtypes, may preserve desired therapeutic effects while reducing side effects. Because of their subtype selectivity or other desirable activities, Ligand's retinoid agonists are expected to have more specific pharmacological effects and fewer side effects, thus providing a better therapeutic index than currently used retinoids, many of which are not RR subtype specific or are suboptimal for other reasons.

     Ligand, has five retinoid products in clinical trials, Panretin Gel, Panretin Capsules and LGD1550 Capsules, Targretin Gel and Targretin Capsules, and five retinoid compounds in advanced preclinical evaluation through its corporate partners. Ligand and Allergan also participated in a lottery for each of the approximately 2,000 retinoid compounds existing in the ALRT compound library with each party acquiring exclusive, worldwide development, commercialization and sublicense rights to the compounds selected. In September 1997, Ligand and Allergan agreed to restructure the terms and conditions relating to research, development, commercialization and sublicense rights for the ALRT compounds in the period following the closing of the exercise of Ligand's Stock Purchase Option and Allergan's Asset Purchase Option. See "Strategic Alliances -- Allergan, Inc."

     In November 1997, Ligand and Lilly entered into a strategic alliance for the discovery and development of products based on Ligand's IR technology. See "Strategic Alliances -- Eli Lilly and Company, Inc."

     Panretin Gel. 9-cis-Retinoic acid (Panretin) is a non-peptide hormone isolated and characterized by Ligand in 1991 in collaboration with scientists at The Salk Institute and Baylor. This is the first non-peptide hormone discovered in over 25 years and appears to be a natural Ligand for the RAR and RXR subfamilies of retinoid receptors. 9-cis-Retinoic acid has pharmacological properties which Ligand believes give it therapeutic utility.

     In June 1994, Ligand initiated a Phase I/II human clinical trial for Panretin Gel in AIDS-related, cutaneous KS. Interim results of this Phase I/II clinical trial reported in January 1996 showed that, when evaluated at 12 weeks after the start of each patient's therapy, Panretin Gel induced a partial or complete clinical response in 30% of 43 patients with AIDS-related, cutaneous KS evaluated by AIDS Clinical Trial Group ("ACTG") criteria as applied to topical therapy, compared with 9% of patients with untreated control lesions. This interim assessment supported results of an earlier assessment reported in September 1995. Final results of this Phase I/II clinical trial involving 115 patients were reported in December 1996 and were consistent with the interim data.

     Following positive Phase I/II interim results and a meeting with the FDA in November 1995, Ligand launched of 1996, a pivotal Phase III study in North America to evaluate Panretin Gel in over 200 patients with AIDS-related, cutaneous KS in the second quarter. In addition, Panretin Gel began international Phase III trials for KS in the third quarter of 1996. In January 1997, the Company reported an interim assessment of the control (placebo) response. Based on the first 100 patients, the control response was equal to or below 10% which would permit the statistical power of the study to be maintained without expanding the patient sample size. However, the Company decided to enroll an additional 35 patients which will add time to the accrual process but should not impact the targeted NDA filing date.

     In August 1997, the Company reported that the international Phase III trial of Panretin Gel was stopped early in August 1997 at 82 KS patients because an interim analysis specified in the protocol revealed a 42% (15 of 36 patients) response in patients treated with Panretin Gel compared with a 7% (3 of 46 patients) response of patients treated with a placebo. The trial conducted at approximately 30 centers internationally and, permitted its early conclusion if a significant number of patients were receiving clear benefit from Panretin Gel treatment.

     In December 1997, the company reported that the North American Phase III pivotal trial for Panretin Gel in KS patients showed a 35.1% (47 of 134 patients) response in patients treated topically with Panretin Gel compared to 17.9% (24 of 134 patients) using a placebo gel with no active drug. The North American study, which began in April 1996, included more than 30 sites with 269 patients -- 135 in the Panretin Gel group and 134 in the placebo group. Patients in the Panretin Gel group had the option of continuing treatment after the blinded portion of the study was complete. For patients initially assigned to Panretin Gel and then continuing on the drug therapy, the response rate increased to 49.3% (66 of 134 patients). Of the 85 patients who initially received placebo and then elected to use Panretin Gel after the blinded phase, 29.4% (25 of 85) showed a complete or partial response. The Company believes that these two Phase III trials should be sufficient to support a favorable clinical review of the NDA targeted for submission early in 1998.

     Panretin Capsules. In completed Phase I/IIA human clinical trials, Panretin Capsules were well tolerated at doses as high as 140 mg/m(2)/day (milligram per square meter of body surface, per day), the maximum tolerated dose ("MTD"). At the MTD level, side effects, including headaches, elevated triglyceride levels, hypercalcemia and mucocutaneous irritation, were dose limiting toxicities. Memorial Sloan-Kettering Cancer Center ("Sloan-Kettering") interim data indicate that nine of 39 patients with advanced or otherwise untreatable cancer treated with Panretin Capsules experienced no disease progression for periods ranging from 14 to 28 weeks. The Phase I/IIA clinical data also indicate that Panretin Capsules have good bioavailability. Patient exposure to Panretin Capsules is proportional to the administered dose of the compound over a broad range of doses.

     United States and international Phase II trials have been launched with Panretin Capsules in a number of cancer indications, including kidney cancer (in combination with interferon alpha), ovarian cancer (with cis-platin), KS, prostate cancer, non-Hodgkin's lymphoma and multiple myeloma. In June 1997, kidney cancer, non-Hodgkin's lymphoma and multiple myeloma trials were discontinued due to insufficient activity. A Phase III trial with Panretin Capsules at a dose of 140 mg/m(2)/day in APL was initiated in the fourth quarter of 1996. In September 1997, the final analysis of a Phase I/IIA trial of Panretin Capsules in APL showed that 4 of 5 newly diagnosed patients achieved complete remission and 4 of 12 relapsed patients also experienced complete remission. The FDA approved an application by Ligand, to have Panretin Capsules designated an "Orphan Drug" for the treatment of APL. In February 1998, the Company announced the restructure of the slowly accruing APL program by terminating the ongoing Phase III studies. Panretin Capsules entered a Phase II trial for psoriasis in the United States in September 1995, a Phase II trial for myelodysplastic syndrome in Europe in the second quarter of 1996 and a Phase II trial for proliferative vitreo-retinopathy, which was discontinued in July 1997 due to inability to accrue patients in this small patient population. In July 1997, the Company reported interim results of a Phase II study for Panretin Capsules in KS showing that Panretin Capsules has an acceptable safety profile and a sufficient number of positive responders to continue full accrual of the trial by the Aids Malignancy Consortium.

     In February 1998, Ligand announced favorable results in two Phase II trials with Panretin Capsules in patients with KS. The two studies were similar in design, with one conducted by the AIDS Malignancy Consortium ("AMC") sponsored by the National Cancer Institute ("NCI") and the other conducted directly by Ligand. In the studies, Panretin Capsules were administered once daily at doses increasing from 60 mg/m(2) to 100 mg/m(2)/day. Study participants had to have biopsy proven KS associated with AIDS and at least five to six skin lesions that were assessed every two weeks for response. Response was determined by applying standard ACTG criteria for complete and partial response based on the indicator lesions. The protocol-defined evaluation period was 16 weeks.

     The study conducted by the AMC has enrolled 66 patients at eight sites. The overall response rate at final analysis through the 16-week evaluation period for patients meeting the criteria for evaluation was 38% (19 of 50) including one complete responder. Drug side effects were generally manageable, with some patients requiring dose reductions with headache, dry skin, rash, alopecia, peeling/flaking and hyperlipidemia as the most common events.

     The study conducted by Ligand enrolled 57 patients at five study centers. The overall response rate for all patients (21 of 57) was 37%, and for patients who met the protocol defined criteria for evaluation, the overall response rate was 57% (21 of 37). One patient demonstrated a complete response. Almost all patients were on highly active antiretroviral therapy (HAART), including at least one protease inhibitor, prior to the start of Panretin Capsules therapy. The side effect profile was similar to that in the AMC study.

     A 50-patient Phase II trial of Panretin Capsules in psoriasis has been completed and Panretin Capsules appear to be well-tolerated in patients with moderate to severe plaque psoriasis. In this study, 50% (5 of 10 patients) who received the optimal dose level of 0.9 mg/kg administered daily, achieved a 50% or greater improvement based on the Physician's Global Evaluation.

     There is currently substantial interest among oncologists in the potential of retinoids, as evidenced by the existence of over 60 open protocols at the NCI to examine the effects of retinoids on a variety of cancers. A Phase I/II study is currently being conducted by the NCI to evaluate the safety and efficacy of Panretin Capsules in children with malignancies, and the Phase II trials are underway sponsored by the NCI to evaluate the safety and efficacy of Panretin Capsules in patients with lung cancer, cervical cancer and those with breast cancer.

     LGD1550 Capsules. A very potent RAR agonist, LGD1550 Capsules strongly inhibits growth of several human cancer cell lines. In the fourth quarter of 1996, Ligand submitted an IND. Phase I/IIA Clinical Trials in advanced cancer began at Sloan-Kettering and Lombardi Comprehensive Cancer Center at Georgetown University ("Lombardi Cancer Center") in the first quarter of 1997.

     Other former ALRT Compounds. ALRT's drug development pipeline included seven additional retinoid compounds in preclinical evaluation. These included:
(i) ALRT4310 and analogues, RAR antagonists for topical use to ameliorate mucocutaneous irritation accompanying therapy for cancer or skin disease with systemic retinoids such as Accutane, Vesanoid and Oral Panretin, (ii) ALRT1455 and analogues, RAR-alpha-selective retinoids for possible use in treating leukemias, lymphoma, and breast cancer; (iii) RXR-selective retinoids, including ALRT268 and ALRT324 with possible utilities in various metabolic disorders such as diabetes mellitus; and (iv) four additional retinoid receptor selective compounds with possible utilities in various cancers and skin disease. Ligand and Allergan participated in a lottery for each of the approximately 2,000 retinoid compounds in the ALRT compound library with each party acquiring exclusive, worldwide development, commercialization and sublicense rights to compounds selected.

     Targretin Topical Gel and Targretin Capsules. Ligand has created synthetic retinoids that show distinctive patterns of RR subtype selectivity. Ligand's research indicates that one of these retinoids, Targretin, has a beneficial effect in squamous epithelial growth, showing activity with human skin cells in culture and in a preclinical model of psoriasis. Targretin , which is the first RXR-selective retinoid in clinical development, has shown anti-cancer activity in vitro and in vivo preclinically. Because Targretin has attractive preclinical effects to induce programmed cell death (apoptosis) in cancer cell lines, Ligand believes it may have utility in solid tumors, such as breast, colon or lung cancer, which grow relatively slowly and therefore respond poorly to conventional cytotoxic chemotherapeutic agents. In vivo preclinical data indicate that Targretin is orally and topically active and well tolerated. Ligand's research indicates that Targretin has a pattern of RR subtype activation distinct from that of Panretin.

     In June 1994, Ligand initiated Phase I/II clinical trials in patients with a form of skin lymphoma or with cutaneous KS with Targretin Gel. In interim data presented by investigations from the University of Cincinnati in March 1997, Targretin Gel induced responses in 43% of 48 evaluable patients with cutaneous T-cell lymphoma ("CTCL"). In January 1996, the Company presented interim data which showed that Targretin Gel induced responses in 15% of 46 patients with AIDS-related KS, a result which confirmed earlier interim results presented in September 1995. The Company met with the FDA on trial design and in late 1996 and early 1997 initiated three Phase II/III and pivotal Phase III clinical trials in CTCL; two studies with Targretin Capsules and one with Targretin Gel. In September 1997, researchers from the University of Texas M.D. Anderson Cancer Center reported on interim findings with respect to two Phase II/III pivotal trials of Targretin Capsules. Forty-one percent of early and advanced stage CTCL patients who had been refractory or intolerant to prior therapy and then received higher dose Targretin capsules achieved a complete or partial response compared to none of a group of early stage patients who received a lower dose of Targretin capsules.

     Ligand initiated clinical trials for Targretin Capsules for cancer indications in January 1994. Phase I/IIA trials in patients with advanced cancer were conducted at centers including Sloan-Kettering and the Lombardi Cancer Center. These studies were designed to gather human safety data and to determine the maximum tolerated dose of Targretin Capsules to facilitate design of Phase IIB and later studies. Phase I/IIA interim trial results of Targretin Capsules were presented by Sloan-Kettering investigators at ASCO in May 1995. The Sloan-Kettering team reported on 33 patients with various cancers treated at oral daily doses up to 140 mg/m(2)/day. No dose limiting toxicities were reported in the study and investigators reported that the bioavailability of the drug is excellent. In April 1996, clinical investigators reported stabilization of disease in many of their patients with non-small cell lung cancer ("NSCLC"). Investigators from the Lombardi Cancer Center reported eight of 15 lung cancer patients with stable disease in excess of three months. Investigators at Sloan-Kettering reported that eight of 20 lung patients demonstrated stabilization of disease for three to eight-plus months. Lombardi Cancer Center investigators reported results of an ongoing Phase I-IIa human clinical trial on Targretin Capsules at the annual meeting of the American Association for Cancer Research and investigators from Sloan-Kettering reported results of a closed Phase I-IIa human clinical trial of Targretin Capsules at the NCI and European Organization for Research and Treatment of Cancer Symposium on New Drugs in Cancer Therapy. In September 1997, the Company announced that 41% of early and advanced stage CTCL patients who had been refractory or intolerant to prior therapy and then received higher dose Targretin Capsules achieved a complete or partial response. For the group of early stage CTCL patients, 37% who received higher dose Targretin Capsules achieved complete or partial response compared to none of the patients who received a lower dose of Targretin Capsules. Findings for patients with advanced stage CTCL who received higher dose Targretin Capsules showed 43% response. None of the advanced stage patients received lower dosed Targretin Capsules. The interim findings of the first 35 patients enrolled in these two multicenter Phase II/III trails were based on the Physicians' Global Assessment of Response provided in the protocol. CTCL is a debilitating cancer characterized initially by skin lesions that can affect more than 50% of a person's skin surface, making day-to-day living painful and difficult. Eventually, the disease becomes visceral and life threatening. The safety profile of Targretin Capsules remains favorable. The drug also has displayed milder side effects than those often seen with other retinoids, and it appears to be well-tolerated at doses which are clinically active. Phase I/IIA studies are continuing. A Phase II/III clinical trial has begun in lung cancer, Phase II clinical trials have begun in KS, ovarian cancer, head and neck and prostate cancer, and a Phase II clinical trial has begun in kidney cancer (in combination therapy with interferon alpha).

     Preclinical studies conducted with RXR-selective retinoids such as Targretin Capsules indicate possible utilities in breast cancer and metabolic disorders such as diabetes mellitus. Preclinical studies conducted in

1996 in mouse models of human type II diabetes, a subset of diabetes mellitus, and obesity demonstrated the ability of Targretin to decrease blood glucose, triglyceride and insulin levels. In a rat model of breast cancer prevention conducted in 1996, Targretin reduced incidence and tumor frequency at least as well as an estrogen antagonist compared to control, without the undesirable reduction in mean body weight produced by the estrogen antagonist. In February 1998, the Company announced that Targretin caused complete regression in 72% of established breast cancer tumors in one of the most commonly used rat models of this disease, according to a study published by scientists from Ligand in the journal Cancer Research. The study is the first to compare the treatment potential of Targretin and tamoxifen both individually and in combination therapy. The use of tamoxifen alone resulted in complete regression in 33.3% of tumors, compared to Targretin's rate of regression in 72% of tumors. Tamoxifen is currently the most widely prescribed breast cancer therapy.

     A Phase II multicenter trial in type II diabetes in Europe was initiated with Targretin Capsules in the first quarter of 1997. The clinical studies have two main objectives: to study the safety and tolerability of different dose levels of Targretin in type II diabetic patients and to determine the potential for this RXR agonist to have positive metabolic effects on carbohydrate and/or lipid metabolism in this population. Ligand initiated a significant collaboration in metabolic disease, including type II diabetes, in November 1997 with Lilly and future development of Targretin in metabolic disease is now a part of that collaboration.

     In addition, as part of the restructured Ligand-Allergan arrangement, Ligand will pay to Allergan a royalty based on Ligand's net sales of Targretin for uses other than oncology and dermatology indications; in the event that Ligand licenses commercialization rights to Targretin to a third party, Ligand will pay to Allergan a percentage of royalties payable to Ligand with respect to sales of Targretin other than in oncology and dermatology indications.

  SEX STEROIDS

     The primary objective of Ligand's sex steroid program is to define agonists, partial agonists and antagonists of the sex steroid receptors as drugs for hormonally responsive cancers of men and women, hormone replacement therapies and the treatment and prevention of diseases affecting women's health as well as hormonal disorders prevalent in men. Ligand's programs in the sex steroid areas target (i) development of tissue-selective modulators of the progesterone receptor ("PR") and estrogen receptor ("ER") for uses including various chronic disease indications and (ii) the development of androgen receptor ("AR") agonists and antagonists for use in cancer and other indications. Lead compounds have been identified in each of these project areas. Substantial medicinal chemistry efforts have yielded compounds active in animals as PR and AR modulators. Ligand is pursuing these programs alone and in collaboration with certain partners. In the research phase of a collaboration with Pfizer, an advanced clinical compound in breast cancer and osteoporosis was evaluated and potentially attractive ER modulators were identified as development candidates and backup candidates. In a collaboration with AHP, several advanced sex hormone receptor modulators are progressing in preclinical evaluation with one scheduled for an IND in the first quarter of 1998. Ligand has filed a patent application on fundamental advances made in understanding sex steroid receptor function with significant drug discovery implications.

     Progesterone Receptor Antagonists and Agonists. The objective of this program is to develop novel PR antagonists, partial agonists and agonists for chronic therapies. As part of this program, Ligand is also pursuing PR agonists and partial agonists with related chemical structures for use in hormone replacement therapy, breast cancer, contraception and other applications in women's health.

     Exploratory clinical research indicates that PR antagonists may have utility in a variety of chronic diseases, including endometriosis and cancer. Although PR antagonists currently are used clinically for acute indications, their use in chronic diseases is likely to be limited by their cross-reaction with the glucocorticoid receptor, which is anticipated to produce adverse side effects with chronic administration. Ligand believes that more selective PR antagonists will be useful in the treatment of many hormone responsive diseases, including gynecological and malignant disorders, such as breast and uterine cancer, uterine fibroids (benign smooth muscle tumors) and endometriosis. Because of the very close structural similarity of the IRs for progesterone and glucocorticoids, it has proven difficult to find noncross-reactive compounds. This has been made even more difficult because medicinal chemists have been largely constrained to steroid structures as lead compounds.

     Ligand believes that it has an opportunity, based on its proprietary tools and approaches, to develop a specific PR antagonist that does not cross-react with the IR for glucocorticoids. Ligand has discovered several nonsteroidal lead compounds that are PR antagonists. Ligand has also discovered closely related compounds that are full agonists of the PR, which may be useful in breast cancer, contraception and hormone replacement therapy. These lead compounds were detected in Ligand's natural product and defined chemical screening programs using the co-transfection assay and the cloned human PR. Medicinal chemistry efforts at Ligand based on one of these non-steroidal antiprogestin leads have yielded potent, selective compounds with demonstrable antiprogestin pharmacological effects both in vitro in human breast cancer cells and in vivo in rodents.

     In January 1996, AHP exercised its option to include compounds that Ligand had discovered that modulate PRs and to expand the collaboration to encompass the treatment or prevention of osteoporosis through the ER. Ligand's proprietary PR modulators added to the collaboration include three series: LG1447 PR antagonists, and LG2527 and LG2716 PR agonists. In 1997, Ligand regained rights to progesterone agonists (LG2527 and LG2716) in the AHP collaboration. In May 1996, AHP expanded the collaboration further to include four advanced chemical compound series from the Wyeth-Ayerst internal ER-osteoporosis program. See "Tissue Selective Estrogen and Progesterone Agonists."

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

     The first potential clinical product of the AHP collaboration is a tissue selective estrogen modulator called TSE424. In 1997, AHP announced its intention to file an investigational new application (IND) and begin clinical trials for this selective estrogen agonist in osteoporosis in the first quarter of 1998. A second potential clinical candidate may be designated for an IND track for reproductive cancer in early 1998.

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

     Ligand researchers have identified an orally available, non-steroidal androgen receptor antagonist, LGD1331, which preclinical studies indicate may have utility for treating hirsutism, a disorder that affects a significant number of women, prostate cancer, balding in men and benign prostatic hyperplasia. In vivo studies of LGD1331 have revealed very favorable characteristics, including dramatically diminished effects on the central nervous system, compared with currently marketed drugs of this type for the treatment of these conditions. This antagonist is also being evaluated for its systemic and topical utility in the treatment of acne.

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

     Another subfamily of orphan IRs, PPARs, have been implicated in lowering plasma levels of very low density lipoproteins and triglycerides. Data implicate PPARs in the mechanism of action of lipid lowering drugs such as Lopid(R). Ligand has discovered three subtypes of this PPAR class and defined novel aspects of their action. The subtype PPAR alpha appears to regulate the metabolism of certain lipids. PPAR alpha agonists may be useful to treat atherosclerosis and diabetes mellitus. PPAR gamma plays roles in fat cell differentiation and cellular responses to insulin. Modulators of PPAR gamma activity (e.g., the glitazone class of insulin sensitizers) may have utilities in the management of diabetes mellitus and/or obesity.

     PPARs function in cells with RXRs as partner proteins. In addition to compounds that act directly on PPARs, which may have utility in various cardiovascular and metabolic disorders, certain retinoids able to activate RXRs (e.g., Targretin Capsules and LGD1268) and indirectly activate PPARs may also have utilities in these disorders. Preclinical animal studies have demonstrated that Targretin Capsules have beneficial effects in animal models of diabetes.

     Ligand has established sophisticated high throughput assays to screen for drug selectivity associated with structural classes of thyroid hormone receptors to identify compounds which could selectively mimic the thyroid hormone's cardioprotective lipid lowering effects without its impact on heart rate and nervous system activity.

     In September 1992, Ligand entered into a collaboration with Glaxo to discover and develop drugs for the prevention or treatment of atherosclerosis and other disorders affecting the cardiovascular system. In collaboration with Glaxo, Ligand worked to discover drugs which produce beneficial alterations in lipid and lipoprotein metabolism in projects focused on (i) regulation of cholesterol biosynthesis and expression of a receptor which removes cholesterol from the blood stream, (ii) the IRs influencing circulating ADL levels, and
(iii) PPARs, the subfamily of IRs activated by the clofibrate class of lipid lowering drugs, Lopid and Atromid-S. The collaboration with Glaxo has also identified a novel lead structure that activates selected PPAR subfamily members.

     Ligand and Glaxo have screened compounds to identify potential lead compounds. A lead compound showing in vivo activity in rodents has been selected for lowering low-density lipoprotein ("LDL") cholesterol by up-regulating LDL receptor gene expression in liver cells. Once leads are identified, Glaxo has primary responsibility for pharmacology, medicinal chemistry to optimize the drug candidates, preclinical testing and for conducting clinical trials of the drug candidates for marketing approval by the FDA and certain other regulatory agencies. The research phase of the collaborative research agreement was completed in September 1997.

     In November 1997, the Company and Lilly entered into a strategic alliance for the discovery and development of products based upon Ligand's IR technology. The collaboration focuses on products with broad applications across metabolic diseases, including diabetes, obesity, dislipidemia, insulin resistance and cardiovascular diseases associated with insulin resistance and obesity. Under the alliance Lilly received worldwide, exclusive rights to Targretin and other Ligand compounds and technology associated with the RXR receptor. Lilly received additional rights to use Ligand technology to develop an RXR compound in combination with a SERM in cancer. Ligand retains exclusive rights to independently research, develop and commercialize Targretin and other RXR compounds in the fields of cancer and dermatology. Lilly also received worldwide, exclusive rights in certain areas to Ligand's PPAR technology, along with rights to use PPAR research technology with the RXR technology. Lilly and Ligand also intend to begin research programs aimed at discovering novel compounds which therapeutically activate PPAR subtypes for treatment of cardiovascular disease. Finally, Lilly received exclusive rights to Ligand's HNF4 receptor and the obesity gene promoter technology. Ligand has the option to obtain selected rights to one Lilly specialty pharmaceutical product. The product would fit into a current area of strategic focus for Ligand. Should Ligand elect to obtain selected rights to the product, Lilly could receive milestones of up to $20 million in Ligand stock. In the event that Ligand does not exercise this product option, Ligand could sell an additional $20 million in equity to Lilly at a 20% premium to the then market price, and Ligand would qualify for certain additional royalties of up to 1.5% on net sales of Ligand's choice of Targretin, LGD1268 or LGD1324. Ligand will receive double-digit royalties on net sales of the most advanced products and single-digit royalties on net sales of earlier compounds. Ligand will also receive milestones, royalties and options to obtain certain co-development and co-promotion rights for the Lilly-selected RXR compound in combination with a SERM.

  INFLAMMATORY DISEASE

     Ligand is utilizing three innovative approaches to discover drugs for the treatment of inflammation. One approach is being pursued in partnership with Abbott, one approach is being pursued internally and a third approach is being pursued in collaboration with Sankyo. These programs and approaches target diseases such as rheumatoid arthritis, asthma and reperfusion injury.

     In collaboration with Abbott, Ligand is seeking novel small molecule anti-inflammatory drugs. The collaborative program includes several approaches to discovering modulators of glucocorticoid receptor activity that are better than currently known anti-inflammatory steroids such as hydrocortisone and dexamethasone. Internally, Ligand scientists are pursuing approaches to the discovery of blockers of the actions of the inflammation-promoting cytokines, interferon alpha and interferon gamma, through inhibition of their STAT-mediated signal transduction. A number of lead compounds have been identified and are currently being optimized for further drug development.

     In collaboration with Sankyo, Glycomed scientists are synthesizing and testing compounds that block the adhesion of white blood cells to tissue. Some forms of inflammation are thought to be maintained by continued accumulation of white blood cells at sites of tissue injury. This accumulation is caused by adhesion of the white cells to the endothelial linings of blood vessels in the injured tissue. Research suggests the inflammatory process can be blocked by interfering with white blood cell adhesion, thus reducing tissue localization of the white cells. Inhibiting this process at its early stages by blocking the action of selectins (cell surface proteins mediating adhesion) may provide potent treatments for a variety of acute and chronic inflammatory diseases such as rheumatoid arthritis and asthma. Two lead compound series show improved potency over the natural adhesion Ligand's and a potential third lead series is currently under evaluation.

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

     In February 1994, Glycomed signed a License Agreement with Sankyo for all ophthalmic indications in the Far East for Galardin and analogues, while Glycomed retained rights in the rest of the world.

  STATS

     The recent discovery of the role of STATs and JAKs explains the mechanism through which many cytokines modulate gene expression and cellular function. The cytokines that produce cellular responses through the JAK/STAT pathway include the interferons, most of the interleukins, the hematopoietic growth factors, growth hormone and leptin.

     Ligand's JAK/STAT signaling programs are focused on applications for inflammation, infection, transplant rejection, allergy and blood cell deficiencies induced in patients receiving chemotherapy. Ligand's first collaborative effort to utilize the JAK/STAT approach to drug discovery was with Abbott in the field of inflammation. Screening in this program led to the selection of a lead compound for interferon antagonist activity which Ligand is developing internally.

     Ligand's second collaboration in the JAK/STAT area is with SmithKline Beecham to discover and characterize small molecule, orally bioavailable drugs to enhance the formation and development of blood cells (hematopoiesis). Working together, Ligand and SmithKline Beecham scientists were able to validate a JAK/STAT-based high throughput screen for hematopoietic growth factors, thus achieving the first milestone of the collaboration in under nine months. Based on this and additional collaborative work, the research teams of SmithKline Beecham and Ligand are exploiting recent insights into the roles of JAKs and STATs in mediating hematopoietic growth factor signal transduction and blood cell formation. The Company's goal is to discover orally active compounds that effectively enhance blood cell formation in a variety of anemias and after cancer therapy. Several lead compounds have been identified. In January 1997, SmithKline Beecham and Ligand expanded the collaboration to include screens aimed at discovering small molecule mimics of thrombopoietin to stimulate blood platelet production.

     In March of 1998, Ligand and SmithKline Beecham agreed, subject to regulatory approval, to initiate a new collaboration to develop small molecule drugs that modulate the signaling pathway controlled by leptin as a means of discovering orally available drugs for treatment or prevention of obesity.

     Ligand's internal STATs research group is focused on the discovery of new leads with potential utility as cancer therapeutics and the development of high throughput screens for agonists and/or antagonists of therapeutically relevant cytokines that use the JAK/STAT pathway. Additional screening efforts have led to the selection of a lead compound for interferon activity in inflammation. Current efforts have allowed the Company to identify the components required for high throughput screening for IL-4 antagonists to treat allergy and asthma and IL-12 antagonists to treat transplant rejections and autoimmine diseases such as rheumatoid arthritis.

RESEARCH AND DEVELOPMENT EXPENSES

     Research and development expenses were $72.4 million, $59.5 million and $41.6 million in fiscal 1997, 1996 and 1995, respectively, of which approximately 29%, 38% and 41%, respectively, was sponsored by the Company and the remainder of which was funded pursuant to product development collaboration arrangements. See "Strategic Alliances."

IN-LICENSED PRODUCTS

     PHOTOFRIN. In March 1995, Ligand acquired from QLT PhotoTherapeutics, Inc. ("QLT") exclusive Canadian marketing rights to PHOTOFRIN, porfimer sodium, a laser-activated drug for use in photodynamic therapy for esophageal and superficial bladder cancer. In July 1995, Ligand, through its wholly-owned Canadian subsidiary, Ligand (Canada) Inc. ("Ligand Canada") began distribution of PHOTOFRIN. There are over 3,500 new cases of superficial bladder cancer and 1,200 new cases of esophageal cancer diagnosed each year in Canada. Ligand Canada also has rights to sell the product for any other approved indications in Canada. PHOTOFRIN has been approved in the United States in esophageal cancer, in the Netherlands for lung and esophageal cancers and in Japan for early-stage lung, esophageal, gastric and cervical cancers. In August 1997, QLT filed a supplemental new drug submission with the Canadian Health Protection Branch for PHOTOFRIN in renal cell carcinoma.

     Proleukin. In September 1994, Ligand entered into an agreement with Cetus Oncology Corporation ("Cetus Oncology"), a subsidiary of Chiron Corporation, to exclusively market in Canada, Proleukin, its recombinant human Interleukin-2 (aldesleukin) for the treatment of kidney cancer. In April 1995, Ligand Canada began distribution of Proleukin. It is also being tested with alpha interferon to determine if additional indications are feasible. There are nearly 5,000 new cases of kidney cancer reported in Canada each year. In August 1997, Chiron Corporation filed a supplemental new drug submission with the Canadian Health Protection Branch for Proleukin in malignant melanoma.

     The Company has initiated Phase IV trials in Canada with both Proleukin and PHOTOFRIN to further characterize the drugs clinically and facilitate broader acceptance of both products.

STRATEGIC ALLIANCES

     Eli Lilly and Company. In November 1997, the Company and Lilly entered into a strategic alliance for the discovery and development of products based upon Ligand's IR technology. The collaboration focuses on products with broad applications across metabolic diseases, including diabetes, obesity, dislipidemia, insulin resistance and cardiovascular diseases associated with insulin resistance and obesity. Under the alliance Lilly received worldwide, exclusive rights to Targretin and other Ligand compounds and technology associated with the RXR receptor. Lilly received additional rights to use Ligand technology to develop an RXR compound in combination with a SERM in cancer. Ligand retains exclusive rights to independently research, develop and commercialize Targretin and other RXR compounds in the fields of cancer and dermatology. Lilly also received worldwide, exclusive rights in certain areas to Ligand's PPAR technology, along with rights to use PPAR research technology with the RXR technology. Lilly and Ligand also intend to begin research programs aimed at discovering novel compounds which therapeutically activate PPAR subtypes for treatment of cardiovascular disease. Finally, Lilly received exclusive rights to Ligand's HNF4 receptor and the obesity gene promoter technology. Ligand has the option to obtain selected rights to one Lilly specialty pharmaceutical product. The product would fit into a current area of strategic focus for Ligand. Should Ligand elect to obtain selected rights to the product, Lilly could receive milestones of up to $20 million in Ligand stock. In the event that Ligand does not exercise this product option, Ligand could sell an additional $20 million in equity to Lilly at a 20% premium to the then market price, and Ligand would qualify for certain additional royalties of up to 1.5% on net sales of Ligand's choice of Targretin, LGD1268 or LGD1324. Ligand will receive double-digit royalties on net sales of the most advanced products and single-digit royalties on net sales of earlier compounds. Ligand will also receive milestones, royalties and options to obtain certain co-development and co-promotion rights for the Lilly-selected RXR compound in combination with a SERM. Lilly has the right to terminate the development of compounds under the agreements, with Ligand receiving rights to certain of such compounds in return for a royalty to Lilly, the rate of which is dependent on the stage at which the development is terminated. In addition, either party may terminate the agreements following a material breach remains uncured for 90 days. Lilly also has the right to terminate the agreement regarding development of Targretin at any time on or before December 15, 1998 if it decides not to proceed with the development of Targretin; Lilly has the right to terminate development of Targretin following December 15, 1998 in certain other instances.

     In connection with the alliance, Lilly made a $31.2 million equity investment in the Company's Common Stock, provided an upfront non-refundable milestone payment of $12.5 million and could provide the Company with up to $49 million in research funding over five years. As of December 31, 1997, Lilly had funded approximately $1.0 million of the total $49 million in potential research funding under the agreements.

     SmithKline Beecham Corporation. In February 1995, Ligand entered into a collaborative agreement with SmithKline Beecham providing for a three-year research program (with an option to extend the program for two years at SmithKline Beecham's election) to utilize Ligand's proprietary STATs technology to discover and characterize small molecule, orally bioavailable drugs to control hematopoiesis (the formation and development of blood cells). Under the terms of the agreement, SmithKline Beecham has been granted exclusive worldwide rights for products resulting from the collaboration in certain targeted areas. In exchange, SmithKline Beecham has agreed to provide Ligand up to $9.0 million in research funding and up to $12.5 million in equity investments. This amount includes an initial equity investment of $5.0 million in Common Stock. In November 1995, a second equity investment of $2.5 million in Ligand's Common Stock was provided upon the achievement of certain milestones. In January 1997, a third equity investment of $2.5 million in Ligand's Common Stock was provided upon SmithKline Beecham's election to include screens aimed at discovering small molecule mimics of thrombopoietin. The final installment of $2.5 million was provided in October 1997 as a convertible note as a result of SmithKline Beecham's election to extend the collaboration and provide an additional $3.1 million in research funding. SmithKline Beecham will make additional milestone payments to Ligand as compounds progress in clinical development and will also make royalty payments on product sales. Ligand has the right to select up to three compounds related to hematopoietic targets for development as anti-cancer products other than those compounds selected for development by SmithKline Beecham. SmithKline Beecham has the option to co-promote these products with Ligand in North America and to develop and market them outside North America. SmithKline Beecham can terminate the research program upon 60 days notice in the event of any breach by Ligand or upon six months notice at any time after August 1996. In March of 1998, Ligand and SmithKline Beecham agreed, subject to regulatory approval, to initiate a new collaboration to develop small molecule drugs that modulate the signaling pathway controlled by leptin as a means of discovering orally available drugs for treatment or prevention of obesity. As part of the leptin-obesity collaboration, SmithKline Beecham will purchase 274,423 shares of Ligand Common Stock for $5.0 million ($18.22 per share, a 20% premium over a 15-day trading average of stock prior to execution agreement and will also purchase for $1 million a warrant under certain circumstances after three years. SmithKline Beecham will also purchase additional Ligand Common Stock at 20% premium if a research milestone is achieved. The agreement also provides for cash payments if subsequent milestones are met. Under the new agreement, SmithKline Beecham will obtain exclusive worldwide rights to products resulting from the obesity collaboration and has agreed to make milestone payments to Ligand as compounds progress through preclinical and clinical development, and royalty payments on sales, if products result from the research. As of December 31, 1997, SmithKline Beecham had funded approximately $7.7 million of the total of $10.9 million in potential research funding under the agreement.

     American Home Products Corporation. In September 1994, Ligand entered into a collaborative research agreement with AHP providing for a three-year research program (with an option to extend the program for two years at AHP's election) to discover and develop drugs which interact with estrogen or progesterone receptors for use in hormone replacement therapy, anti-cancer therapy, gynecological diseases, central nervous system disorders associated with menopause and fertility control. AHP has been granted exclusive worldwide rights to all products discovered in the collaboration that are agonists or antagonists to the PRs and ERs for application in the fields of women's health and cancer therapy. Under the agreement, AHP agreed to provide up to $21.5 million in research funding and up to $25.0 million in equity and convertible notes, in addition to milestone and royalty payments to Ligand for such products. An important additional aspect of this collaboration is Ligand's right to assay AHP's extensive chemical library for activity against a selected set of targets of Ligand's internal programs. Ligand may select up to 24 lead compounds for internal development to which Ligand has worldwide rights. AHP made a $5.0 million equity investment in Ligand and provided $10.0 million to Ligand in the form of a convertible note. In the second quarter of 1995, Ligand had achieved certain milestones which qualified the Company to receive the second installment of a $5.0 million convertible note which the Company elected to receive in December 1996. A final convertible note installment of $5.0 million will be provided if AHP exercises its option to extend the period of collaboration from three to five years. In September 1997, the research program was extended for one year. The first two notes issued to AHP are convertible into the Company's Common Stock at $10.01 per share and the final note is convertible at $10.88 per share. The conversion prices are subject to adjustment if certain dilutive events occur to outstanding Common Stock. In August 1996, February 1997, July 1997 and again in December 1997, the Company converted $3.8 million, $3.8 million, $2.5 million and $1.3 million, respectively of the convertible notes outstanding into 374,626, 374,626, 249,749 and 124,875 shares of Common Stock at a $10.01 conversion price.

     In January 1996, AHP exercised its option to include compounds discovered by Ligand that modulate PRs and to expand the collaboration to encompass the treatment or prevention of osteoporosis through the ER. In connection with the exercise of the option, the Company received $2.5 million in additional research revenue and funding commitments. Ligand's proprietary PR modulators added to the collaboration include three series: LG1447 PR antagonists, LG2527 and LG2716 PR agonists. In May 1996, AHP expanded the collaboration to include four advanced chemical compound series from its internal ER-osteoporosis program. As of December 31, 1997, AHP had funded approximately $16.5 million of the total of $21.5 million in potential research funding under the agreement.

     Abbott Laboratories. In July 1994, Ligand entered into a collaborative research agreement with Abbott providing for a five-year research program to discover and develop small molecule compounds for the prevention or treatment of inflammatory diseases. Under the agreement, research funding provided by Abbott may total up to approximately $16.0 million. Abbott has also committed significant internal resources to the collaboration. Abbott was granted exclusive worldwide rights for all products discovered in the collaboration for use in inflammation. Ligand was granted exclusive worldwide rights for all anti-cancer products discovered in the collaboration. Abbott will make milestone and royalty payments on products targeted at inflammation resulting from the collaboration, while Ligand will make milestone and royalty payments on products targeted at anti-cancer resulting from the collaboration. Each party will be responsible for the development, registration and commercialization of the products in its respective field. Abbott made an initial $5.0 million equity investment in Ligand and purchased an additional $5.0 million of equity in August 1995. Abbott can terminate the research program at any time upon 90 days notice in the event of any breach by Ligand or upon four months notice at any time. As of December 31, 1997, Abbott had funded approximately $8.0 million of the total of $16.0 million in potential research funding under the agreement.

     Sankyo Company Limited. As part of the Glycomed acquisition, the Company acquired a collaborative research agreement with Sankyo which Glycomed had entered into in June 1994 providing for a three-year research program. Under the agreement, Sankyo reimburses a portion of the Company's research expenses related to the collaboration up to an aggregate of $8.9 million. The agreement also provides that upon being presented with a target compound arising from the research collaboration with the Company, Sankyo will notify the Company whether it wishes to pursue development of the compound. If Sankyo exercises its option to develop the compound, the Company and Sankyo will negotiate in good faith the terms and conditions for an option and license agreement and Sankyo will make additional milestone payments. In connection with the collaborative research agreement, in September 1995, Sankyo purchased $1.5 million of the Company's Common Stock. In June 1997, the research program was extended through October 1997, at which time the research program terminated. Sankyo funded the total potential research funding of $8.9 million, of which $6.5 million was funded since the Merger.

     Glaxo-Wellcome plc. In September 1992, Ligand entered into a five-year collaborative research agreement with Glaxo to develop drugs for the prevention or treatment of cardiovascular disease. The collaboration significantly enhances Ligand's pharmacological, medicinal chemistry and clinical development resources related to cardiovascular disease. Glaxo has committed significant internal resources to the collaboration and will fund one-half of Ligand's research expenses to support 18 Ligand scientists assigned to the collaboration. Ligand and Glaxo will screen compounds to identify potential lead compounds. Once leads have been identified, Glaxo will have primary responsibility for pharmacology, medicinal chemistry to optimize the drug candidates and preclinical testing. Glaxo also has responsibility for conducting clinical trials of the drug candidates for marketing approval by the FDA and certain other regulatory agencies. Ligand will receive milestone payments as compounds progress through the development cycle and a royalty on any commercialized products. Ligand has retained the right to develop and commercialize products arising from the collaboration in markets not exploited by Glaxo or where Glaxo is not developing a product for the same indication. Glaxo has made a total of $10.0 million in equity investments in Ligand. In connection with the agreement, Glaxo purchased $7.5 million of the Company's Common Stock. Glaxo also purchased $2.5 million of the Company's Common Stock as part of the Company's initial public offering. The collaborative research program was completed in September 1997. Glaxo funded approximately $9.2 million of the total of $10.0 million in potential research funding under the agreement.

     Allergan, Inc. In June 1992, Ligand and Allergan formed Allergan-Ligand Joint Venture ("the Joint Venture"), owned 50% by each party, to discover, develop and commercialize retinoid drugs. In December 1994, the Company and Allergan formed Allergan Ligand Retinoid Therapeutics, Inc. ("ALRT") to continue the research and development activities previously conducted by the Joint Venture. In June 1995, the Company and ALRT completed a public offering of 3,250,000 units (the "Units") with aggregate proceeds of $32.5 million ("the ALRT Offering") and cash contributions by Allergan and Ligand of $50.0 million and $17.5 million, respectively, providing for net proceeds of $94.3 million for retinoid product research and development. Each Unit consisted of one share of ALRT's Callable Common Stock and two warrants, each warrant entitling the holder to purchase one share of Common Stock of the Company. Immediately prior to the consummation of the ALRT Offering, Allergan Pharmaceuticals (Ireland) Ltd., Inc. ("Allergan Ireland") made a $6.0 million investment in the Company's Common Stock. Since 1992, Allergan Ireland, a wholly owned subsidiary of Allergan, has made $30.0 million in equity investments in Ligand. As part of the ALRT Offering, all rights held by the Joint Venture were licensed to ALRT. The Company, Allergan and ALRT entered into certain other various agreements in connection with the funding of ALRT, including a Technology License Agreement, a Research and Development Agreement, a Commercialization Agreement, and a Services and Administrative Agreements. Ligand's $17.5 million in cash contribution, as well as warrants were in exchange for (i) a right to acquire all of the Callable Common Stock at specified future dates and amounts (the "Stock Purchase Plan") and (ii) a right to acquire all rights to the Panretin (ALRT 1057) product, jointly with Allergan (the "1057 Option"). Allergan's $50.0 million cash contribution to ALRT was in exchange for (i) the right to acquire onehalf of technologies and other assets in the event Ligand exercises its right to acquire all of the Callable Common Stock (the "Asset Purchase Option"), (ii) a similar right to acquire all of the Callable Common Stock if Ligand does not exercise its right and (iii) a right to acquire all rights to Panretin (ALRT
1057) product, jointly with Ligand.

     In September 1997, Ligand and Allergan announced that they had exercised their respective Stock Purchase Option and Asset Purchase Option at the original prices provided by the agreements. Ligand's notice of exercise of the Stock Purchase Option included a stock purchase option exercise price of $21.97 per share of outstanding Callable Common Stock, the original exercise price designated for the exercise of the Stock Purchase Option at any time prior to June 3, 1998. Allergan's notice of exercise of its Asset Purchase Option included the aggregate Asset Purchase Option exercise price of $8.9 million, the original exercise price designated for the exercise of the Asset Purchase Option at any time prior to June 3, 1998. The Asset Purchase Option exercise price was paid in cash to ALRT concurrently with the payment to holders of ALRT Callable Common Stock of the Stock Purchase Option exercise price and was used to pay a portion of such Stock Purchase Option exercise price.

     Ligand and Allergan also agreed to restructure the terms and conditions relating to research, development, commercialization and sublicense rights for the ALRT compounds in the period following the closing of the exercise of Ligand's Stock Purchase Option and Allergan's Asset Purchase Option. Prior to the restructuring and following the exercise of the Stock Purchase Option and Asset Purchase Option, Ligand and Allergan would have had equal, co-exclusive development, commercialization and sublicense rights in the compounds and assets developed by ALRT. Ligand would have owned all of the outstanding Callable Common Stock of ALRT and Allergan would have acquired (i) a co-exclusive (with
ALRT) right to ALRT technology as of the date of the acquisition and (ii) 50% of all tangible assets related to ALRT's activities in the retinoid program. Under the restructured arrangement, however, Ligand received exclusive, worldwide development, commercialization and sublicense rights to Panretin Capsules and Panretin Gel, LGD1550, LGD268 and LGD324. Allergan received exclusive, worldwide development, commercialization and sublicense rights to LGD4310, an RAR antagonist being developed for topical application against mucocutaneous toxicity associated with currently marketed retinoids as well as for psoriasis. Allergan also received LGD326 and LGD4204 (two advanced preclinical RXR selective compounds). In addition, Ligand and Allergan participated in a lottery for each of the approximately 2,000 retinoid compounds existing in the ALRT compound library as of the closing date, with each party acquiring exclusive, worldwide development, commercialization and sublicense rights to the compounds which they select.

     Ligand and Allergan will each pay the other a royalty based on net sales of products developed from (i) the compounds selected by each in the lottery and
(ii) the other ALRT compounds to which each acquires exclusive rights. Ligand will also pay to Allergan a royalty based on Ligand's net sales of Targretin for uses other than oncology and dermatology indications; in the event that Ligand licenses commercialization rights to Targretin to a third party, Ligand will pay to Allergan a percentage of royalties payable to Ligand with respect to sales of Targretin other than in oncology and dermatology indications. Under the restructured arrangement, on the closing of the exercise of the Stock Purchase Option and the Asset Purchase Option, Ligand paid Allergan a non-refundable cash payment in the amount of $4.5 million.

     ALRT had provided approximately $52.0 million in research funding to Ligand under the Research and Development Agreement.

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

     In December 1994, Ligand filed suit against Pfizer in the Superior Court of California in San Diego County for breach of contract and for a declaration of future rights as they relate to droloxifene, a compound upon which Ligand performed work at Pfizer's request during the collaboration between Pfizer and Ligand to develop drugs in the field of osteoporosis. Droloxifene is an estrogen antagonist/partial agonist with potential indications in the treatment of osteoporosis and breast cancer as well as other applications. Ligand and Pfizer entered into a settlement agreement with respect to the lawsuit in April 1996. Under the terms of the settlement agreement, Ligand is entitled to receive milestone payments if Pfizer continues development and royalties if Pfizer commercializes droloxifene. At the option of either party, milestone and royalty payments owed Ligand can be satisfied by Pfizer transferring to Ligand shares of Common Stock at an exchange ratio of $12.375 per share. To date, Ligand has received approximately $1.3 million in milestone payments from Pfizer as a result of the continued development of droloxifene. These milestones were paid in the form of an aggregate of 101,011 shares of Common Stock, which were subsequently retired from treasury stock in September 1996. According to announcements by Pfizer, droloxifene has entered Phase II clinical trials for osteoporosis.

     The Salk Institute of Biological Studies. In October 1988, Ligand established an exclusive relationship with The Salk Institute which is one of the research centers in the area of IR technology. Dr. Ronald Evans, who cloned and characterized the first IR in 1985 and who invented the co-transfection assay used by Ligand, is a professor in the Gene Expression Laboratory of The Salk Institute and an Investigator of the Howard Hughes Medical Institute. Under the agreement, Ligand has an exclusive, worldwide license to the IR technology developed by Dr. Evans' laboratory at The Salk Institute. Subject to compliance with the terms of the agreement, the term of the license extends for the life of the patents covering such developments.

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

     Baylor College of Medicine. In January 1990, Ligand established an exclusive relationship with Baylor, which is a center of IR technology. Dr. Bert
W. O'Malley is a professor and the Chairman of the Center for Reproductive Biology at Baylor and leads IR research at that institution. Important features of Ligand's co-transfection assay were developed in Dr. O'Malley's laboratory and are exclusively licensed by Ligand. Ligand has entered into a series of agreements with Baylor under which it has an exclusive, worldwide license to IR technology developed at Baylor and to future improvements made in Dr. O'Malley's laboratory through September 1999. Subject to compliance with the terms of the agreements, the term of the license may extend for the life of the patents covering such developments.

     Ligand works closely with Dr. O'Malley and Baylor in scientific IR research, particularly in the area of sex steroids and orphan IRs. Under the agreement, Ligand is obligated to make payments to Baylor College of Medicine in support of research done in Dr. O'Malley's laboratory for the period from April 1992 through March 1997. Ligand is also obligated to make certain royalty payments based on the sales of products developed using the licensed technology. Ligand also entered into an exclusive consulting agreement with Dr. O'Malley through September 1997. Discussions are under way to extend such agreement; there can be no assurance such an extension will be negotiated. Dr. O'Malley is a member of Ligand's Scientific Advisory Board. Dr. O'Malley has purchased Common Stock and has been granted options to purchase Common Stock.

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

     To date, Ligand has filed or participated as licensee in the filing of approximately 150 currently pending patent applications in the United States relating to Ligand's technology, as well as foreign counterparts of certain of these applications in many countries. In addition, Ligand is the exclusive licensee to rights covered by approximately 200 patents issued or allowed worldwide to The Salk Institute, Baylor and other licensors. Subject to compliance with the terms of the respective agreements, Ligand's rights under its license with The Salk Institute and other exclusive licensors extend for the life of the patents covering such developments.

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

     In September 1994, Ligand was appointed by Cetus Oncology as the sole distributor of Proleukin, an oncology product, within Canada for a five-year period beginning on the date of the first sale of Proleukin by Ligand in Canada. Ligand paid Cetus Oncology $250,000 upon execution of the agreement and made an additional milestone payment of $250,000 to Cetus Oncology upon the receipt of government approval for the sale of Proleukin in Canada. In accordance with the agreement, Ligand initially hired three sales representatives to market Proleukin in Canada.

     In March 1995, Ligand was also appointed by QLT as the sole distributor within Canada of PHOTOFRIN, a product for the treatment of esophageal and superficial bladder cancer. The agreement covers an initial 10 year period beginning on the date of the first sale of PHOTOFRIN by Ligand in Canada. Ligand paid QLT $180,800 upon execution of the agreement with future payments based on sales volume.

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

     The steps required before a pharmaceutical agent may be marketed in the United States include (i) preclinical laboratory and animal tests, (ii) the submission to the FDA of an IND, which must become effective before human clinical trials may commence, (iii) adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug, (iv) the submission of an NDA to the FDA and (v) the FDA approval of the NDA prior to any commercial sale or shipment of the drug. A company must pay a one time user fee for NDA submissions, and annually pay user fees for each approved product and manufacturing establishment. In addition to obtaining FDA approval for each product, each domestic drug manufacturing establishment must be registered with the FDA and in California, with the Food and Drug Branch of California. Domestic manufacturing establishments are subject to preapproved inspections by the FDA prior to marketing approval and then to biennial inspections and must comply with cGMP. To supply products for use in the United States, foreign manufacturing establishments must comply with cGMP and are subject to periodic inspection by the FDA or by regulatory authorities in such countries under reciprocal agreements with the FDA.

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

     A drug that receives Orphan Drug designation by the FDA and is the first product to receive FDA marketing approval for its product claim is currently entitled to a seven-year exclusive marketing period in the United States for that product claim. A drug that is considered by the FDA to be different than a particular Orphan Drug, however, is not barred from sale in the United States during such seven-year exclusive marketing period. The FDA approved an application by Ligand to have Panretin Capsules designated an "Orphan Drug" for the treatment of APL. Ligand is preparing additional applications for Orphan Drug designations in other indications. Congress is currently considering significant changes to the Orphan Drug Act, including a reduction in the exclusive marketing period from seven years to four years, with the possibility of a three-year extension for certain drugs.

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

HUMAN RESOURCES

     As of December 31, 1997, Ligand had 345 full-time employees, of whom 266 were involved directly in scientific research and development activities. Of these employees, approximately 76 hold Ph.D. or M.D. degrees.

RISKS AND UNCERTAINTIES

     In addition to the other business information contained herein, the following are among the factors that should also be considered carefully in evaluating Ligand, its wholly-owned subsidiaries, Glycomed Inc., Ligand (Canada) Inc. and Allergan Ligand Retinoid Therapeutics, Inc. and its business.

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

     History of Operating Losses; Accumulated Deficit; Future Capital Needs; Uncertainty of Additional Funding. Ligand has experienced significant operating losses since its inception in 1987. As of December 31, 1997, Ligand had an accumulated deficit of approximately $278 million. To date, substantially all of Ligand's revenues have consisted of amounts received under collaborative arrangements. The Company expects to incur additional losses at least over the next several years and expects losses to increase as the Company's research and development efforts and clinical trials progress.

     The discovery and development of products will require the commitment of substantial resources to conduct research, preclinical testing and clinical trials, to establish pilot scale and commercial scale manufacturing processes and facilities, and to establish and develop quality control, regulatory, marketing, sales and administrative capabilities. The future capital requirements of the Company will depend on many factors, including the pace of scientific progress in its research and development programs, the magnitude of these programs, the scope and results of preclinical testing and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims, competing technological and market developments, the ability to establish additional collaborations, changes in existing collaborations, the cost of manufacturing scale-up and the effectiveness of the Company's commercialization activities. To date, Ligand has not generated any revenue from the sales of products developed by Ligand or its collaborative partners. There can be no assurance that Ligand independently or through its collaborations will successfully develop, manufacture or market any products or ever achieve or sustain revenues or profitability from the commercialization of such products. Moreover, even if profitability is achieved, the level of that profitability cannot be accurately predicted. Ligand expects that operating results will fluctuate from quarter to quarter as a result of differences in the timing of expenses incurred and the revenues received from collaborative arrangements and other sources. Some of these fluctuations may be significant. The Company believes that its available cash, cash equivalents, marketable securities and existing sources of funding will be adequate to satisfy its anticipated capital requirements through 1999.

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

     The rate of completion of clinical trials of the Company's potential products is dependent upon, among other factors, obtaining adequate clinical supplies and the rate of patient accrual. Patient accrual is a function of many factors, including the size of the patient population, the proximity of patients to clinical sites and the eligibility criteria for the trial. Delays in planned patient enrollment in clinical trials may result in increased costs, program delays or both, which could have a material adverse effect on the Company. In addition, some of the Company's current collaborative partners have certain rights to control the planning and execution of product development and clinical programs, and there can be no assurance that such corporate partners' rights to control aspects of such programs will not impede the Company's ability to conduct such programs in accordance with the schedules and in the manner currently contemplated by the Company for such programs. There can be no assurance that, if clinical trials are completed, the Company or its collaborative partners will submit an NDA with respect to any potential products or that any such application will be reviewed and approved by the FDA in a timely manner, if at all.

     Reliance on Collaborative Relationships. The Company's strategy for the development, clinical testing, manufacturing and commercialization of certain of its potential products includes entering into collaborations with corporate partners, licensors, licensees and others. To date, Ligand has entered into drug discovery and development collaborations with Lilly, SmithKline Beecham, AHP, Abbott, Sankyo, Glaxo, Allergan and Pfizer. These collaborations provide Ligand with funding and research and development resources for potential products for the treatment or control of metabolic diseases, hematopoiesis, women's health disorders, inflammation, cardiovascular disease, cancer and skin disease, and osteoporosis, respectively. The Company's collaborative agreements allow its collaborative partners significant discretion in electing to pursue or not to pursue any development program. There can be no assurance that the Company's collaborations will continue or that the collaborations will be successful. In addition, there can be no assurance that Ligand's collaborators will not pursue alternative technologies either on their own or in collaboration with others as a means of developing drugs competitive with the types of drugs currently being developed in collaboration with Ligand, and any such action may result in the withdrawal of support and increased competition for the Company's programs. In addition, if products are approved for marketing under these programs, any revenues to Ligand from these products will be dependent on the manufacturing, marketing and sales efforts of its collaborators, which generally retain commercialization rights under the collaborative agreements. Ligand's current collaborators also generally have the right to terminate their respective collaborations under certain circumstances. If any of the Company's collaborative partners were to breach or terminate its agreements with the

Company or otherwise fail to conduct its collaborative activities successfully, the development of the Company's products under such agreements would be delayed or terminated. The delay or termination of any of the collaborations could have a material adverse effect on Ligand.

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

     Ligand's success will depend in part on its ability to obtain patent protection for its technology both in the United States and other countries. A number of pharmaceutical and biotechnology companies and research and academic institutions have developed technologies, filed patent applications or received patents on various technologies that may be related to Ligand's business. Some of these patent applications, patents or technologies may conflict with Ligand's technologies or patent applications. Any such conflict could limit the scope of the patents, if any, that Ligand may be able to obtain or result in the denial of Ligand's patent applications. In addition, if patents that cover Ligand's activities are issued to other companies, there can be no assurance that Ligand would be able to obtain licenses to such patents at a reasonable cost, if at all, or be able to develop or obtain alternative technology. The Company has from time to time had, continues to have and may have in the future discussions with its current and potential collaborators regarding the scope and validity of the Company's patent and other proprietary rights to its technologies, including the Company's cotransfection assay. If a collaborator or other party were successful in having substantial patent rights of the Company determined to be invalid, it could adversely affect the ability of the Company to retain existing collaborations beyond their expiration or, where contractually permitted, encourage their termination. Such a determination could also adversely affect the Company's ability to enter into new collaborations. If any disputes should arise in the future with respect to the rights in any technology developed with a collaborator or with respect to other matters involving the collaboration, there could be delays in the achievement of milestones or receipt of milestone payments or research revenues, or interruptions or termination of collaborative research, development and commercialization of certain potential products, and litigation or arbitration could result. Any of the foregoing matters could be time consuming and expensive and could have a material adverse effect on the Company.

     Ligand owns or has exclusively licensed over 150 currently pending patent applications in the United States relating to Ligand's technology, as well as foreign counterparts of certain of these applications in many countries. There can be no assurance that patents will issue from any of these applications or, if patents do issue, that claims allowed will be sufficient to protect Ligand's technology. In addition, Ligand is the owner or exclusive licensee of rights covered by approximately 200 worldwide patents issued or allowed to it or to The Salk Institute, Baylor and other licensors. Further, there can be no assurance that any patents issued to Ligand or to licensors of Ligand's technology will not be challenged, invalidated, circumvented or rendered unenforceable based on, among other things, subsequently discovered prior art, lack of entitlement to the priority of an earlier, related application, or failure to comply with the written description, best mode, enablement or other applicable requirements, or that the rights granted under any such patents will provide significant proprietary protection or commercial advantage to Ligand. The invalidation, circumvention or unenforceability of any of Ligand's patent protection could have a material adverse effect on the Company.

     The commercial success of Ligand will also depend in part on Ligand's not infringing patents issued to competitors and not breaching technology licenses that cover technology used in Ligand's products. It is uncertain whether any thirdparty patents will require Ligand to develop alternative technology or to alter its products or processes, obtain licenses or cease certain activities. If any such licenses are required, there can be no assurance that Ligand will be able to obtain such licenses on commercially favorable terms, if at all. Failure by Ligand to obtain a license to any technology that it may require to commercialize its products could have a material adverse effect on Ligand. Litigation, which could result in substantial cost to Ligand, may also be necessary to enforce any patents issued or licensed to Ligand or to determine the scope and validity of third-party proprietary rights. There can be no assurance that Ligand's patents or those of its licensors, if issued, would be held valid by a court or that a competitor's technology or product would be found to infringe such patents. If any of its competitors have filed patent applications in the United States which claim technology also invented by Ligand, Ligand may be required to participate in interference proceedings declared by the U.S. Patent and Trademark Office ("PTO") in order to determine priority of invention and, thus, the right to a patent for the technology, which could result in substantial cost to Ligand to determine its rights.

     Ligand has learned that a United States patent has been issued to, and foreign counterparts have been filed by, Hoffman LaRoche ("Roche") that include claims to a formulation of 9-cis-Retinoic acid (Panretin) and use of that compound to treat epithelial cancers. Ligand had previously filed an application which has an earlier filing date than the Roche patent and which has claims that the Company believes are broader than but overlap in part with claims under the Roche patent. Ligand's rights under its patent application have been exclusively licensed to ALRT. Ligand acquired the exclusive right to develop and commercialize Panretin Capsules and Gel. Ligand is currently investigating the scope and validity of this patent to determine its impact upon the Panretin Capsules and Gel products. The PTO has informed Ligand that the overlapping claims are patentable to Ligand and initiated an interference proceeding to determine whether Ligand or Roche is entitled to a patent by having been first to invent the common subject matter. The Company cannot be assured of a favorable outcome in the interference proceeding because of factors not known at this time upon which the outcome may depend. In addition, the interference proceeding may delay the decision of the PTO regarding the Company's application with claims covering the Panretin Capsules and Gel products. While the Company believes that the Roche patent does not cover the use of Panretin Capsules and Gel to treat leukemias such as APL and sarcomas such as KS, or the treatment of skin diseases such as psoriasis, if the Company and ALRT do not prevail in the interference proceeding, the Roche patent might block the Company's use of Panretin Capsules and Gel in certain cancers, and the Company may not be able to obtain patent protection for the Panretin Capsules and Gel products.

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

     Effect of Shareholder Rights Plan and Certain Anti-Takeover Provisions. In September 1996, the Company's Board of Directors adopted a preferred shares rights plan (the "Shareholder Rights Plan") which provides for a dividend distribution of one preferred share purchase right (a "Right") on each outstanding share of the Company's Common Stock. Each Right entitles stockholders to buy 1/1000th of a share of Ligand Series A Participating Preferred Stock at an exercise price of $100, subject to adjustment. The Rights will become exercisable following the tenth day after a person or group announces acquisition of 20% or more of the Company's Common Stock, or announces commencement of a tender offer, the consummation of which would result in ownership by the person or group of 20% or more of the Company's Common Stock. The Company will be entitled to redeem the Rights at $0.01 per Right at any time on or before the earlier of the tenth day following acquisition by a person or group of 20% or more of the Company's Common Stock and September 13, 2006.

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

ITEM 2. PROPERTIES

     Ligand currently leases and occupies three facilities in San Diego, California.

     In July 1994, the Company entered into a 20-year lease related to the construction of a new build-to-suit laboratory facility. This 52,800 square foot facility was completed and occupied in August 1995. In March 1997, the Company entered into a long term lease for laboratory and administrative office space related to a second build-to-suit facility. This 82,000 square foot facility was completed and occupied in December 1997. The third facility in San Diego is occupied under a lease of approximately 7,500 square feet of laboratory space which continues through February 1999.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders in the fourth quarter ended December 31, 1997.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

(A) MARKET INFORMATION

     The Company's Common Stock trades on the Nasdaq National Market tier of the Nasdaq Stock Market under the symbol "LGND." The following table sets forth the high and low sales prices for the Company's Common Stock on the Nasdaq National Market for the periods indicated.

                                                               PRICE RANGE
                                                             ---------------
                                                             HIGH        LOW
                                                             ----        ---
YEAR ENDED DECEMBER 31, 1996:
      Quarter..............................................
1st                                                          $13 3/4     $ 9 3/4
      Quarter..............................................
2nd                                                           19 3/4      11 1/8
      Quarter..............................................
3rd                                                           16 1/8      10 3/8
      Quarter..............................................
4th                                                           15 11/16    11 1/4

YEAR ENDING DECEMBER 31, 1997:
      Quarter..............................................
1st                                                          $17         $10 1/4
      Quarter..............................................
2nd                                                           14 1/2       9 1/8
      Quarter..............................................
3rd                                                           17 3/4      11 5/8
      Quarter..............................................
4th                                                           18 3/8      11 1/4

(B) HOLDERS

     As of February 28, 1998, there were approximately 1,539 holders of record of the Common Stock.

(C) DIVIDENDS

     The Company has never declared or paid any cash dividends on its capital stock and does not intend to pay any cash dividends in the foreseeable future. The Company currently intends to retain its earnings, if any, to finance future growth.

(D) RECENT SALES OF UNREGISTERED SECURITIES

     In November 1997, the Company issued to Eli Lilly and Company 2,176,279 shares of the Company's Common Stock at $17.23 per share for a total purchase price of $37.5 million in cash under an exemption from registration pursuant to
Section 4(2) of Securities Act of 1933, as amended (the "Securities Act"). In December 1997, Wyeth-Ayerst Laboratories, the pharmaceutical division of American Home Products converted $1.3 million of convertible notes outstanding into 124,875 shares of the Company's Common Stock, at a predetermined conversion rate of $10.01 in a transaction exempt from registration of Section 4(2) of the Securities Act.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The selected financial data set forth below with respect to the Company's consolidated financial statements has been derived from the audited financial statements. The data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements and related notes included elsewhere in this filing.

                                                       YEARS ENDED DECEMBER 31,
                                  -------------------------------------------------------------------
                                     1997          1996          1995          1994          1993
                                  -----------   -----------   -----------   -----------   -----------
                                            (IN THOUSANDS, EXCEPT NET LOSS PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERA-
  TIONS DATA:
Revenues:
     Collaborative research and
       development
       Related parties..........  $    18,997   $    18,641   $    11,972   $     8,342   $     9,974
       Unrelated parties........       32,284        17,994        12,424         4,893         6,138
     Other......................          418           207           120            74           150
                                  -----------   -----------   -----------   -----------   -----------
          Total revenues........       51,699        36,842        24,516        13,309        16,262
                                  -----------   -----------   -----------   -----------   -----------
Costs and expenses:
     Research and development...       72,426        59,494        41,636        27,205        24,301
     Selling, general and
       administrative...........       10,108        10,205         8,181         6,957         6,192
     Write-off of acquired
       in-process technology....       64,970            --        19,564            --            --
     ALRT contribution..........           --            --        17,500            --            --
                                  -----------   -----------   -----------   -----------   -----------
          Total operating
            expenses............      147,504        69,699        86,881        34,162        30,493
                                  -----------   -----------   -----------   -----------   -----------
Loss from operations............      (95,805)      (32,857)      (62,365)      (20,853)      (14,231)
Interest income.................        3,743         3,704         3,603         1,298         2,005
Interest expense................       (8,088)       (8,160)       (5,410)         (679)         (353)
Equity in operations of Joint
  Venture.......................           --            --            --        (6,845)       (6,879)
                                  -----------   -----------   -----------   -----------   -----------
Net loss........................  $  (100,150)  $   (37,313)  $   (64,172)  $   (27,079)  $   (19,458)
                                  ===========   ===========   ===========   ===========   ===========
Basic and diluted net loss per
  share.........................  $     (3.02)  $     (1.30)  $     (2.70)  $     (1.57)  $     (1.19)
                                  ===========   ===========   ===========   ===========   ===========
Shares used in computing net
  loss per share................   33,128,372    28,780,914    23,791,542    17,240,535    16,356,656
                                  ===========   ===========   ===========   ===========   ===========

                                                               AT DECEMBER 31,
                                           -------------------------------------------------------
                                             1997        1996        1995        1994       1993
                                           ---------   ---------   ---------   --------   --------
                                                               (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents, short term
  investments and restricted cash........  $  86,287   $  84,179   $  76,903   $ 38,403   $ 42,354
Working capital..........................     62,399      71,680      57,349     33,567     40,588
Total assets.............................    107,423     102,140      93,594     46,696     50,790
Long-term debt...........................     14,751      19,961      18,585     12,285      2,324
Convertible subordinated debentures......     36,628      33,953      31,279         --         --
Accumulated deficit......................   (277,744)   (177,594)   (140,281)   (76,108)   (49,029)
Total stockholders' equity...............     34,349      34,461      28,071     26,335     42,934

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

OVERVIEW

     Since January 1989, the Company has devoted substantially all of its resources to its intracellular receptor ("IR") and Signal Transducers and Activators of Transcription drug discovery and development programs. The Company has been unprofitable since its inception and expects to incur substantial additional operating losses due to continued requirements for research and development, preclinical testing, clinical trials, regulatory activities, establishment of manufacturing processes and sales and marketing capabilities until the approval and commercialization of the Company's products generate sufficient revenues, expected in 1999. The Company expects that losses will fluctuate from quarter to quarter as a result of differences in the timing of expenses incurred and the revenues earned from collaborative arrangements. Some of these fluctuations may be significant. As of December 31, 1997, the Company's accumulated deficit was approximately $277.7 million.

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

     In December 1994, the Company and Allergan, Inc. ("Allergan") formed Allergan Ligand Retinoid Therapeutics, Inc. ("ALRT") to continue the research and development activities previously conducted by the Allergan Ligand Joint Venture (the "Joint Venture"). In June 1995, the Company and ALRT completed a public offering of 3,250,000 units (the "Units") with aggregate proceeds of $32.5 million (the "ALRT Offering") and cash contributions by Allergan and the Company of $50.0 million and $17.5 million, respectively, providing for net proceeds of $94.3 million for retinoid product research and development. Each Unit consisted of one share of ALRT's callable common stock ("Callable Common Stock") and two warrants, each warrant entitling the holder to purchase one share of the Common Stock of the Company. The Company's $17.5 million cash contribution resulted in a one-time charge to operations. The Company also recorded a warrant subscription receivable and corresponding increase in paid-in capital of $5.9 million pursuant to the ALRT Offering. From June 3, 1995, through September 23, 1997 cash received from ALRT pursuant to Research and Development Agreement was prorated between contract revenue and warrant subscription receivable based on their respective values. In September 1997, the Company and Allergan exercised their respective options to purchase all of the Callable Common Stock (the "Stock Purchase Option") and certain assets (the "Asset Purchase Option") of ALRT. The Company's exercise of the Stock Purchase Option required the issuance of 3,166,567 shares of the Company's Common Stock along with cash payments totaling $25.0 million, to holders of the Callable Common Stock in November 1997. Allergen's exercise of the Asset Purchase Option required a cash payment of $8.9 million to ALRT in November 1997, which was used by the Company to pay a portion of the Stock Purchase Option. The buyback of ALRT was accounted for using the purchase method of accounting. The excess of the purchase price over the fair value of net assets acquired was allocated to in-process technology and written off, resulting in a one time noncash charge to results of operations of $65.0 million.

     In November 1997, the Company initiated a strategic alliance with Eli Lilly and Company ("Lilly") for the discovery and development of products based upon Ligands' IR technology. The collaboration focuses on products with broad applications across metabolic diseases, including diabetes, obesity, dislipidemia, insulin resistance and cardiovascular disease associated with insulin resistance and obesity. The alliance provided a $31.2 million equity investment by Lilly in the Company, $7.2 million of research revenue in 1997, an upfront non-refundable milestone payment of $12.5 million and could provide the Company with up to $49 million in research funding over five years (the "Lilly Collaboration").

RESULTS OF OPERATIONS

  YEAR ENDED DECEMBER 31, 1997 ("1997"), AS COMPARED TO THE YEAR ENDED DECEMBER 31, 1996 ("1996")

     The Company had revenues of $51.7 million for 1997 compared to revenues of $36.8 million for 1996. The increase in revenues is primarily due to the Lilly Collaboration revenues offset by decreased revenues from the research and development collaboration with Wyeth-Ayerst Laboratories, the pharmaceutical division of American Home Products Corporation ("AHP"), due to a one-time payment of $1.5 million in 1996, which expanded and amended the research and development agreement, as well as a $1.3 million milestone payment received from Pfizer Inc. ("Pfizer") in 1996. Revenues in 1997 were derived from the Company's research and development agreements with (i) Lilly of $19.7 million, (ii) ALRT of $19.0 million, (iii) AHP of $4.0 million, (iv) SmithKline Beecham Corporation ("SmithKline Beecham") of $3.2 million, (v) Sankyo Company, Ltd. ("Sankyo") of $2.3 million, (vi) Abbott Laboratories ("Abbott") of $1.7 million, (vii) Glaxo-Wellcome plc ("Glaxo") of $1.3 million and product sales of Ligand (Canada) in-licensed products of $418,000. Revenues for 1996 were derived from the Company's research and development agreements with (i) ALRT of $18.6 million, (ii) AHP of $6.9 million, (iii) Sankyo of $2.7 million, (iv) Abbott of $2.5 million, (v) SmithKline Beecham of $2.4 million, (vi) Glaxo of $2.1 million as well as from a milestone payment received from Pfizer of $1.3 million, products sales of Ligand (Canada) in-licensed products of $207,000 and revenues from a National Institutes of Health ("NIH") grant of $99,000.

     For 1997, research and development expenses increased to $72.4 million from $59.5 million in 1996. These expenses increased primarily due to expansion of the Company's clinical and development activities, as well as related additions of clinical and development personnel. Selling, general and administrative expenses decreased to $10.1 million in 1997 from $10.2 million in 1996. The decrease was primarily attributable to higher legal expenses incurred in 1996 related to the settlement of future product rights litigation offset by additions to personnel in 1997 to support expanded clinical and development activities. Interest income was $3.7 million for 1997 and 1996. Interest expense decreased slightly to $8.1 million for 1997, from $8.2 million in 1996, due to conversion of $7.5 million convertible notes from AHP to equity in 1997, offset by the addition of $2.5 million of convertible notes from SmithKline Beecham in 1997 and increases in capital lease obligations used to finance equipment.

     A one-time charge of $65.0 million was incurred in 1997 for the write off of in-process technology related to the exercise of the Stock Purchase Option.

     The Company has significant net operating loss carry forwards for federal and state income taxes. See Note 13 to Consolidated Financial Statements.

  YEAR ENDED DECEMBER 31, 1996 ("1996"), AS COMPARED TO THE YEAR ENDED DECEMBER 31, 1995 ("1995")

     The Company had revenues of $36.8 million for 1996 compared to revenues of $24.5 million for 1995. The increase in revenues is primarily due to increased collaborative research and development revenues from ALRT, milestone revenues from Pfizer, increased revenues under an expanded and amended research and development agreement entered into in January 1996 (which began in September
1994) with AHP, and a full year effect of the collaborative research agreement with Sankyo (which became effective the date of the Merger). Revenues in 1996 were derived from the Company's research and development agreements with (i) ALRT of $18.6 million, (ii) AHP of $6.9 million, (iii) Sankyo of $2.7 million,
(iv) Abbott of $2.5 million, (v) SmithKline Beecham of $2.4 million, (vi) Glaxo of $2.1 million, as well as from milestone revenues from Pfizer of $1.3 million, product sales of Ligand (Canada) in-licensed products of $207,000 and revenues from an NIH grant of $99,000. Revenues in 1995 were derived from the Company's research and development agreements with (i) ALRT of $12.0 million, (ii) AHP of $4.0 million, (iii) Abbott of $2.6 million, (iv) Glaxo of $2.1 million, (v) SmithKline Beecham of $2.1 million, (vi) Sankyo of $1.7 million, and from product sales of Ligand (Canada) in-licensed products of $120,000.

     For 1996, research and development expenses increased to $59.5 million from $41.6 million in 1995. These expenses increased due to expansion of the Company's clinical and development activities, and expanded collaborative research programs, related additions of clinical, development and research personnel and inclusion of the cost of Glycomed's operations for a full year in 1996. Selling, general and administrative expenses increased to $10.2 million in 1996 from $8.2 million in 1995. The increase was primarily due to additions to personnel to support clinical, development and research programs, as well as expanded sales and marketing activities. Interest income increased slightly to $3.7 million in 1996 from $3.6 million in 1995. Increases in interest income were a result of the completion of a public offering of approximately $35.3 million in October 1996, and increased research revenues, offset by usage of cash to support expansion activities. Interest expense increased to $8.2 million in 1996 from $5.4 million in 1995. The increase was primarily due to interest required under Glycomed's Convertible Subordinated Debentures ("Debentures"), accretion of debt discount under the Debentures and capital lease obligations used to finance equipment.

     One-time charges of $19.6 million and $17.5 million were incurred in 1995 due to the Merger and ALRT offering, respectively.

     The Company has significant net operating loss carry forwards for federal and state income taxes. See Note 13 to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its operations through private and public offerings of its equity securities, collaborative research revenues, capital and operating lease transactions, issuance of convertible notes, investment income and product sales. From inception through December 1997, the Company has raised $195.7 million from sales of equity securities: $78.2 million from the Company's public offerings and an aggregate of $117.5 million from private placements and the exercise of options and warrants.

     In March 1997, July 1997 and again in December 1997 the Company converted $3.8 million, $2.5 million and $1.3 million respectively, of the convertible notes outstanding to AHP into 374,626, 249,749 and 124,875 shares, respectively, of Common Stock at a $10.01 conversion price, resulting in an outstanding balance of convertible notes to AHP of $3.8 million.

     In February 1997, SmithKline Beecham provided a third installment equity investment of $2.5 million by purchasing 164,474 shares of Common Stock as a result of its election to expand the scope of research under its research agreement with the Company. The final installment of $2.5 million was provided in October 1997 to the Company as a convertible note as a result of SmithKline Beecham's election to extend the collaboration. The note is convertible into Common Stock at $13.56 per share and is due October 2002 unless converted into Common Stock earlier. The interest rate on the note is payable semi-annually at prime.

     As of December 31, 1997, the Company had acquired an aggregate of $22.0 million in property, laboratory and office equipment, and $4.7 million in tenant leasehold improvements, substantially all of which has been funded through capital lease and equipment note obligations and which also includes laboratory and office equipment acquired in the Merger. In addition, the Company leases its office and laboratory facilities under operating leases. In July 1994, the Company entered into a long-term lease related to the construction of a new laboratory facility, which was completed and occupied in August 1995. In March 1997, the Company entered into a long-term lease, related to a second build-to-suit facility and loaned the construction partnership $3.7 million at an interest rate of 8.5% which will be paid back monthly over a 10-year period. In November 1997, the Company closed its Glycomed facility in Alameda at the expiration of the leases and Glycomed's assets and programs were integrated into Ligand's operations. At the end of 1997, one of the Company's main operating lease agreements for office and research facilities expired, at which time the Company moved into its second build-to-suit facility. In February 1997, the Company signed a master lease agreement to finance future capital equipment up to $1.5 million, and in July 1997, the master lease agreement was extended to December 1998 to include up to an additional $4.5 million. Each individual schedule under the extended master lease agreement will be paid back monthly with interest over a five-year period. As of December 31, 1997, the Company had $3.6 million available to finance future capital equipment.

     Working capital decreased to $62.4 million as of December 31, 1997, from $71.7 million at the end of 1996. The decrease in working capital resulted from an increase in accrued liabilities relating to the increase in operating expenses, previously described. Cash and cash equivalents, short-term investments and restricted cash increased to $86.3 million at December 31, 1997 from $84.2 million at December 31, 1996, due to increases in cash related to the Lilly Collaboration and the issuance of convertible notes to SmithKline Beecham, offset by increases in operating expenses, as described above, and exercise of the Stock Purchase Option. The Company primarily invests its cash in United States government and investment grade corporate debt securities.

     The Company believes that its available cash, cash equivalents, marketable securities and existing sources of funding will be adequate to satisfy its anticipated capital requirements through 1999. The Company's future capital requirements will depend on many factors, including the pace of scientific progress in research and development programs, the magnitude of these programs, the scope and results of preclinical testing and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims, competing technological and market developments, the ability to establish additional collaborations, changes in the existing collaborations, the cost of manufacturing scale-up and the effectiveness of the Company's commercialization activities.

YEAR 2000 COMPLIANCE

     Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, many companies' software and computer systems may need to be upgraded or replaced in order to comply with such "Year 2000" requirements. Certain of the Company's internal computer systems are not year 2000 compliant, and the Company utilizes third-party equipment and software that may not be Year 2000 compliant. The Company has commenced taking actions to correct or convert such internal systems and is in the early stages of conducting an audit of its third-party suppliers as to the Year 2000 compliance of their systems. The Company does not believe that the cost of these actions will have a material adverse affect on the Company's business, financial condition or operating results. However, there can be no assurance that a failure of the Company's internal computer systems or of third-party equipment or software used by the Company, or of systems maintained by the Company's suppliers, to be Year 2000 compliant will not have a material adverse effect on the Company's business, financial condition or operating results. In addition, there can be no assurance that adverse changes in the purchasing patterns of the Company's potential customers as a result of Year 2000 issues affecting such customers will not have a material adverse effect on the Company's business, financial condition or results of operations. These expenditures may result in reduced funds available to purchase the Company's products which could have a material adverse effect on the Company's business, operating results and financial condition.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The sections labeled "Election of Directors", "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" appearing in the Company's Proxy Statement to be delivered to stockholders in connection with the 1998 Annual Meeting of Stockholders are incorporated herein by reference (the "Proxy Statement").

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

CONSOLIDATED FINANCIAL STATEMENTS OF LIGAND PHARMACEUTICALS INCORPORATED

Report of Ernst & Young LLP, Independent Auditors...........  F-2
Consolidated Balance Sheets at December 31, 1997 and 1996...  F-3
Consolidated Statements of Operations for each of the three
  years in the period ended
  December 31, 1997.........................................  F-4
Consolidated Statements of Stockholders' Equity for each of
  the three years in the period ended December 31, 1997.....  F-5
Consolidated Statements of Cash Flows for each of the three
  years in the period ended December 31, 1997...............  F-6
Notes to Consolidated Financial Statements..................  F-7

(b) REPORTS ON FORM 8-K.

     There were no reports on Form 8-K filed by the Registrant during the fourth quarter of the fiscal year ended December 31, 1997.

(c) EXHIBITS.

             EXHIBIT
               NO.                                   DESCRIPTION
             -------                                 -----------
              # 2.1          Agreement of Merger, dated February 7, 1995 by and among
                             Ligand Pharmaceuticals Incorporated, LG Acquisition Corp.
                             and Glycomed Incorporated (other Exhibits omitted, but will be filed by the Company with the Commission upon request).
              # 2.2          Form of Plan of Merger.
              # 3.2          Amended and Restated Certificate of Incorporation of the
                             Company.
              & 3.3          Bylaws of the Company, as amended.
              x 3.4          Certificate of Designation of Rights, Preferences and
                             Privileges of Series A Participating Preferred Stock of
                             Ligand Pharmaceuticals Incorporated. (Exhibit 3.1).
              * 4.1          Specimen stock certificate for shares of Common Stock of the
                             Company.
              #10.1          The Company's 1992 Stock Option/Stock Issuance Plan, as
                             amended.
              *10.2          Form of Stock Option Agreement.
              *10.3          Form of Stock Issuance Agreement.
              *10.7          The Company's 1988 Stock Option Plan, as amended.
              *10.8          Form of Incentive Stock Option Agreement (Installment
                             Vesting).
              *10.9          Form of Non-Qualified Stock Option Agreement (Installment
                             Vesting).
              *10.10         Form of Consultant Non-Qualified Stock Option Agreement
                             (Immediate Vesting).
              *10.12         1992 Employee Stock Purchase Plan.
              *10.13         Form of Stock Purchase Agreement.

             EXHIBIT
               NO.                                   DESCRIPTION
             -------                                 -----------
              *10.29         Consulting Agreement, dated October 20, 1988, between the
                             Company and Dr. Ronald M. Evans, as amended by Amendment to
                             Consulting Agreement, dated August 1, 1991, and Second
                             Amendment to Consulting Agreement, dated March 6, 1992.
              *10.30         Form of Proprietary Information and Inventions Agreement.
                             Research and License.
              *10.31         Agreement, dated March 9, 1992, between the Company and
                             Baylor College of Medicine (with certain confidential
                             portions omitted).
              *10.33         License Agreement, dated November 14, 1991, between the
                             Company and Rockefeller University (with certain
                             confidential portions omitted).
              *10.34         License Agreement and Bailment, dated July 22, 1991, between the Company and the Regents of the University of California
                             (with certain confidential portions omitted).
              *10.35         Agreement, dated May 1, 1991, between the Company and Pfizer
                             Inc (with certain confidential portions omitted).
              *10.36         License Agreement, dated July 3, 1990, between the Company and the Brigham and Woman's Hospital, Inc. (with certain
                             confidential portions omitted).
              *10.37         Compound Evaluation Agreement, dated May 17, 1990, between the Company and SRI International (with certain confidential portions omitted).
              *10.38         License Agreement, dated January 5, 1990, between the
                             Company and the University of North Carolina at Chapel Hill
                             (with certain confidential portions omitted).
              *10.40         License Agreement, dated January 4, 1990, between the
                             Company and Baylor College of Medicine (with certain
                             confidential portions omitted).
              *10.41         License Agreement, dated October 1, 1989, between the
                             Company and Institute Pasteur (with certain confidential
                             portions omitted).
              *10.42         Sublicense Agreement, dated September 13, 1989, between the
                             Company and AndroBio Corporation (with certain confidential portions omitted).
              *10.43         License Agreement, dated June 23, 1989, between the Company and La Jolla Cancer Research Foundation (with certain
                             confidential portions omitted).
              *10.44         License Agreement, dated October 20, 1988, between the
                             Company and the Institute for Biological Studies, as amended by Amendment to License Agreement dated September 15, 1989,
                             Second Amendment to License Agreement, dated December 1,
                             1989 and Third Amendment to License Agreement dated October
                             20, 1990 (with certain confidential portions omitted).
              *10.45         Agreement dated June 12, 1989, between the Company and the
                             Regents of the University of California.
              *10.46         Form of Indemnification Agreement between the Company and
                             each of its directors.
              *10.47         Form of Indemnification Agreement between the Company and
                             each of its officers.
              *10.50         Consulting Agreement, dated October 1, 1991, between the
                             Company and Dr. Bert W. O'Malley.

             EXHIBIT
               NO.                                   DESCRIPTION
             -------                                 -----------
               *10.53        Stock and Warrant Purchase Agreement, dated June 30, 1992
                             between the Company and Allergan, Inc. and Allergan
                             Pharmaceuticals (Ireland) Ltd., Inc.
               *10.58        Stock Purchase Agreement, dated September 9, 1992, between the Company and Glaxo, Inc.
               *10.59        Research and Development Agreement, dated September 9, 1992, between the Company and Glaxo, Inc. (with certain
                             confidential portions omitted).
               *10.60        Stock Transfer Agreement, dated September 30, 1992, between the Company and the Rockefeller University.
               *10.61        Stock Transfer Agreement, dated September 30, 1992, between the Company and New York University.
               *10.62        License Agreement, dated September 30, 1992, between the
                             Company and the Rockefeller University (with certain
                             confidential portions omitted).
               *10.63        Professional Services Agreement, dated September 30, 1992, between the Company and Dr. James E. Darnell.
               *10.64        Letter Agreement, dated August 24, 1992, between the Company and Dr. Howard T. Holden.
               *10.65        Letter Agreement, dated August 20, 1992, between the Company and Dr. George Gill.
               *10.66        Letter Agreement, dated September 3, 1992, between the
                             Company and Dr. Lloyd E. Flanders.
               *10.67        Letter Agreement, dated September 11, 1992, between the
                             Company and Mr. Paul Maier.
              !!10.69        Form of Automatic Grant Option Agreement.
              **10.73        Supplementary Agreement, dated October 1, 1993, between the
                             Company and Pfizer, Inc. to Agreement, dated May 1, 1991.
               !10.76        Amended Registration Rights Agreement, dated June 24, 1994, between the Company and the individuals listed on attached
                             Schedule A, as amended (Exhibit 4.1).
               !10.77        First Addendum to Amended Registration Rights Agreement,
                             dated July 6, 1994, between Company and Abbott Laboratories.
                             (Exhibit 4.2).
             ***10.78        Research, Development and License Agreement, dated July 6,
                             1994, between the Company and Abbott Laboratories (with
                             certain confidential portions omitted). (Exhibit 10.75).
             ***10.79        Stock and Note Purchase Agreement, dated September 2, 1994, between the Company and American Home Products Corporation
                             (with certain confidential portions omitted).
             ***10.80        Unsecured Convertible Promissory Note dated September 2,
                             1994, in the face amount of $10,000,000 executed by the
                             Company in favor of American Home Products Corporation (with certain confidential portions omitted). (Exhibit 10.78).
             ***10.81        Second Addendum to Amended Registration Rights Agreement,
                             dated September 2, 1994, between the Company and American
                             Home Products Corporation.

             EXHIBIT
               NO.                                   DESCRIPTION
             -------                                 -----------
            ***10.82         Research, Development and License Agreement, dated September
                             2, 1994, between the Company and American Home Products
                             Corporation, as represented by its Wyeth-Ayerst Research
                             Division (with certain confidential portions omitted).
                             (Exhibit 10.77).
            ***10.83         Option Agreement, dated September 2, 1994, between the
                             Company and American Home Products Corporation, as
                             represented by its Wyeth-Ayerst Research Division (with
                             certain confidential portions omitted). (Exhibit 10.80).
            ***10.84         Distribution and Marketing Agreement, dated September 16,
                             1994, between the Company and Cetus Oncology Corporation, a wholly owned subsidiary of the Chiron Corporation (with
                             certain confidential portions omitted). (Exhibit 10.82).
              &10.93         Indemnity Agreement, dated June 3, 1995, between the
                             Company, Allergan, Inc. and Allergan Ligand Retinoid
                             Therapeutics, Inc.
              &10.94         Tax Allocation Agreement, dated June 3, 1995, between the
                             Company, Allergan, Inc. and Allergan Ligand Retinoid
                             Therapeutics, Inc.
              &10.95         Stock Purchase Agreement, dated June 3, 1995, between the
                             Company, Allergan, Inc. and Allergan Pharmaceuticals
                             (Ireland), Ltd.
              &10.97         Research, Development and License Agreement, dated December
                             29, 1994, between SmithKline Beecham Corporation and the
                             Company (with certain confidential portions omitted).
              &10.98         Stock and Note Purchase Agreement, dated February 2, 1995, between SmithKline Beecham Corporation, S.R. One Limited and the Company (with certain confidential portions omitted).
              &10.99         Third Addendum to Amended Registration Rights Agreement,
                             dated February 3, 1995, between S. R. One, Limited and the
                             Company.
              #10.100        PHOTOFRIN(R) Distribution Agreement, dated March 8, 1995,
                             between the Company and Quadra Logic Technologies Inc. (with certain confidential portions omitted).
               10.119(1)     Option and Development Agreement, dated August 15, 1990,
                             between Glycomed and Dr. Richard E. Galardy and Dr. Damian
                             Grobelny with exhibit thereto (with certain portions
                             omitted). (Exhibit 10 10.20).
               10.120(1)     Option and Development Agreement, dated November 27, 1989, between Glycomed and the President and Fellows of Harvard
                             College with appendices thereto (with certain confidential portions omitted). (Exhibit 10.21)
               10.121(1)     Option and Development Agreement, dated January 1, 1991,
                             between Glycomed and UAB Research Foundation with exhibits thereto (with certain confidential portions omitted).
                             (Exhibit 10.22).
               10.122(1)     Joint Venture Agreement, dated December 18, 1990, among
                             Glycomed, Glyko, Inc., Millipore Corporation, Astroscan,
                             Ltd., Astromed, Ltd., Gwynn R. Williams and John Klock,
                             M.D., with exhibits thereto (with certain confidential
                             portions omitted). (Exhibit 10.23).
               10.127(2)     Research and License Agreement, dated April 29, 1992,
                             between Glycomed and the Alberta Research Council with
                             Appendix thereto (with certain confidential portions
                             omitted). (Exhibit 10.28).
               10.130(3)     Amendment to Research and License Agreement, dated July 12,
                             1993, (confidential portions omitted). (Exhibit 10.32).

             EXHIBIT
               NO.                                   DESCRIPTION
             -------                                 -----------
              10.131(4)      Amendments to Research and License Agreement, dated October
                             22, 1993, December 16, 19 and May 9, 1994 between Glycomed and the Alberta Research Council (with certain confidential portions omitted). (Exhibit 10.33).
              10.132(4)      License Agreement, dated February 14, 1994 between Glycomed and Sankyo Company, Ltd., for the Far East marketing rights of ophthalmic indications of Galardin(TM) MPI and analogs
                             (with certain confidential portions omitted). (Exhibit
                             10.34).
              10.133(4)      Collaborative Technology Research and Development Agreement
                             between Glycomed and Sankyo Company, Ltd., dated June 27,
                             1994 (with certain confidential portions omitted). (Exhibit
                             10.35).
              10.136(5)      Amendment to Research and License Agreement, dated September
                             22, 1994 between Glycomed and Alberta Research Council (with certain confidential portions omitted). (Exhibit 10.38).
             #10.137         First Supplemental Indenture among the Company, Glycomed and
                             Chemical Trust Company of California, Trustee. (Exhibit
                             10.133).
            %%10.140         Promissory Notes, General Security Agreements and a Credit
                             Terms and Conditions letter dated March 31, 1995, between
                             the Company and Imperial Bank (Exhibit 10.101).
             -10.142         Stock Purchase Agreement, dated June 27, 1995, between the
                             Company and Sankyo Company, Ltd.
             -10.143         Fifth Addendum to Amended Registration Rights Agreement,
                             dated September 11, 1995 between the Company and Sankyo
                             Company Limited.
             -10.144         Stock Purchase Agreement, dated August 28, 1995, between the
                             Company and Abbott Laboratories.
             -10.145         Sixth Addendum to Amended Registration Rights Agreement,
                             dated August 31, 1995, between the Company and Abbott
                             Laboratories.
             -10.146         Amendment to Research and Development Agreement, dated
                             January 16, 1996, between the Company and American Home
                             Products Corporation, as amended.
             -10.147         Amendment to Stock Purchase Agreement, dated January 16,
                             1996, between the Company and American Home Products
                             Corporation.
             -10.148         Lease, dated July 6, 1994, between the Company and
                             Chevron/Nexus partnership, First Amendment to lease dated
                             July 6, 1994.
             x10.149         Successor Employment Agreement, signed May 1, 1996, between the Company and David E. Robinson.
              10.150(6)      Master Lease Agreement, signed May 30, 1996, between the
                             Company and USL Capital Corporation.
             x10.151         Settlement Agreement and Mutual Release of all Claims,
                             signed April 20, 1996, between the Company and Pfizer, Inc.
                             (with certain confidential portions omitted).
             x10.152         Letter Amendment to Abbott Agreement, dated March 14, 1996, between the Company and Abbott Laboratories (with certain
                             confidential portions omitted).
            Xx10.153         Letter Agreement, dated August 8, 1996, between the Company and Dr. Andres Negro-Vilar.

             EXHIBIT
               NO.                                   DESCRIPTION
             -------                                 -----------
             ##10.154        Preferred Shares Rights Agreement, dated as of September 13,
                             1996, by and between Ligand Pharmaceuticals Incorporated and
                             Wells Fargo Bank, N.A. (Exhibit 10.1).
               10.155(6)     Letter Agreement, dated November 4, 1996, between the
                             Company and William Pettit.
               10.156(6)     Letter Agreement, dated February 6, 1997, between the
                             Company and Russell L. Allen.
               10.157(6)     Master Lease Agreement, signed February 13, 1997, between
                             the Company and Lease Management Services.
               10.158(6)     Lease, dated March 7, 1997, between the Company and Nexus
                             Equity VI LLC.
               10.159(6)     Eighth Addendum to amended registration rights agreement,
                             dated June 24, 1994, as amended between Ligand
                             Pharmaceuticals and S.R. One, Limited and is effective as of
                             February 10, 1997.
               10.160(6)     Seventh Addendum to amended registration rights agreement, dated June 24, 1994, as amended between Ligand
                             Pharmaceuticals and S.R. One, Limited and is effective as of
                             November 10, 1995.
               10.161(7)     Settlement Agreement, License and Mutual General Release
                             between Ligand Pharmaceuticals and SRI/LJCRF, dated August
                             23, 1995 (with certain confidential portions omitted).
               10.162(8)     Limited Extension of Collaborative Technology Research,
                             Option and Development Agreement between Ligand
                             Pharmaceuticals and Sankyo Company Limited, dated June 24,
                             1997.
               10.163(8)     Extension of Master Lease Agreement between Lease Management
                             Services and Ligand Pharmaceuticals dated July 29, 1997.
               10.164(9)     Third Amendment to Agreement, dated September 2, 1997,
                             between the Company and American Home Products Corporation.
               10.165        Amended and Restated Technology Cross License Agreement,
                             dated September 24, 1997, among the Company, Allergan, Inc.
                             and Allergan Ligand Retinoid Therapeutics, Inc.
               10.166        Transition Agreement, dated September 24, 1997, among the
                             Company, Allergan, Inc. and Allergan Ligand Retinoid
                             Therapeutics, Inc.
               10.167        Development and License Agreement, dated November 25, 1997, between the Company and Eli Lilly and Company (with certain confidential portions omitted).
               10.168        Collaboration Agreement, dated November 25, 1997, among the
                             Company, Eli Lilly and Company, and Allergan Ligand Retinoid
                             Therapeutics, Inc. (with certain confidential portions
                             omitted).
               10.169        Option and Wholesale Purchase Agreement, dated November 25,
                             1997, between the Company and Eli Lilly and Company (with
                             certain confidential portions omitted).
               10.170        Stock Purchase Agreement, dated November 25, 1997, between the Company and Eli Lilly and Company.
               10.171        First Amendment to Option and Wholesale Purchase Agreement
                             dated February 23, 1998, between the Company and Eli Lilly and Company (with certain confidential portions omitted).

             EXHIBIT
               NO.                                   DESCRIPTION
             -------                                 -----------
                 10.172      Second Amendment to Option and Wholesale Purchase Agreement,
                             dated March 16, 1998, between the Company and Eli Lilly and
                             Company (with certain confidential portions omitted).
                 21.1        Subsidiaries of Registrant.
                 23.1        Consent of Ernst & Young LLP, Independent Auditors.
                 24.1        Power of Attorney (See Page 57).
                 27.1        Financial Data Schedule.

---------------
* These exhibits were previously filed as part of, and are hereby incorporated by reference to, the same numbered exhibit filed with the Company's Registration Statement on Form S-1 (No. 33-47257) filed on April 16, 1992 as amended.

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

# These exhibits were previously filed as part of, and are hereby incorporated by reference to the numbered exhibit filed with the Registration Statement on Form S-4 (No. 33-90160) filed on March 9, 1995, as amended.

%% This exhibit was previously filed as part of, and are hereby incorporated by reference to the same numbered exhibit filed with the Company's Quarterly report on Form 10-Q for the period ended September 30, 1995.

- These exhibits were filed previously, and are hereby incorporated by reference to the same numbered exhibit filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

x These exhibits were previously filed as part of, and are hereby incorporated by reference to the same numbered exhibit filed with the Company's Quarterly report on Form 10-Q for the period ended June 30, 1996.

Xx This exhibit was previously filed as part of, and are hereby incorporated by reference at the same numbered exhibit filed with the Company's Quarterly report on Form 10-Q for the period ended September 30, 1996.

## These exhibits were previously filed as part of, and are hereby incorporated by reference, the same numbered exhibit filed with the Company's Registration Statement on Form S-3 (No. 333-12603) filed on September 25, 1996, as amended.

 (1) Filed as an exhibit to Glycomed's Registration Statement on Form S-1 (No. 33-39961) filed on or amendments thereto and incorporated herein by reference.

 (2) Filed as an exhibit to Glycomed's Annual Report on Form 10-K (File No. 0-19161) filed on September 25, 1992 and incorporated herein by reference.

 (3) Filed as an exhibit to Glycomed's Annual Report on Form 10-K (File No. 0-19161) filed on September 13, 1993 and incorporated herein by reference.

 (4) Filed as an amendment to Glycomed's Annual Report on Form 10-K (File No. 0-19161) filed on September 27, 1994 and incorporated herein by reference.

 (5) Filed as an exhibit to Glycomed's Quarterly Report on Form 10-Q (File No. 0-19161) filed on February 10, 1995 and incorporated herein by reference.

 (6) This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company's Annual Report on Form 10-K for the period ended December 31, 1996.

 (7) This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1997.

 (8) This exhibit was previously filed as part of, and is hereby incorporated by reference to the same same numbered exhibit filed with the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1997.

 (9) This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          LIGAND PHARMACEUTICALS
                                          INCORPORATED

                                          By:     /s/ DAVID E. ROBINSON
                                            ------------------------------------
                                            David E. Robinson,
                                            President and Chief Executive
                                              Officer

Date: March 31, 1998

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

               SIGNATURE                                    TITLE                          DATE
               ---------                                    -----                          ----

         /s/ DAVID E. ROBINSON                Chairman of the Board, President,       March 31, 1998
---------------------------------------     Chief Executive Officer and Director
           David E. Robinson                    (Principal Executive Officer)

           /s/ PAUL V. MAIER                    Senior Vice President, Chief          March 31, 1998
---------------------------------------        Financial Officer and Treasurer
             Paul V. Maier                        (Principal Financial and
                                                     Accounting Officer)

                                                          Director
---------------------------------------
         Henry F. Blissenbach

        /s/ ALEXANDER D. CROSS                            Director                    March 30, 1998
---------------------------------------
          Alexander D. Cross

            /s/ JOHN GROOM                                Director                    March 30, 1998
---------------------------------------
              John Groom

         /s/ IRVING S. JOHNSON                            Director                    March 30, 1998
---------------------------------------
           Irving S. Johnson

           /s/ CARL C. PECK                               Director                    March 30, 1998
---------------------------------------
             Carl C. Peck

         /s/ VICTORIA R. FASH                             Director                    March 30, 1998
---------------------------------------
           Victoria R. Fash

                         INDEX TO FINANCIAL STATEMENTS

Report of Ernst & Young LLP, Independent Auditors...........   F-2
Consolidated Balance Sheets.................................   F-3
Consolidated Statements of Operations.......................   F-4
Consolidated Statements of Stockholders' Equity.............   F-5
Consolidated Statements of Cash Flows.......................   F-6
Notes to Consolidated Financial Statements..................   F-7

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Ligand Pharmaceuticals Incorporated

     We have audited the accompanying consolidated balance sheets of Ligand Pharmaceuticals Incorporated as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ligand Pharmaceuticals Incorporated at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                                               ERNST & YOUNG LLP

January 30, 1998

                      LIGAND PHARMACEUTICALS INCORPORATED

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                1997         1996
                                                              ---------    ---------
Current assets:
  Cash and cash equivalents.................................  $  62,252    $  34,830
  Short-term investments....................................     20,978       45,822
  Receivable from a related party...........................         --        3,087
  Other current assets......................................        864        1,706
                                                              ---------    ---------
          Total current assets..............................     84,094       85,445
Restricted short-term investments...........................      3,057        3,527
Property and equipment, net.................................     14,853       11,680
Notes receivable from officers and employees................        559          534
Other assets................................................      4,860          954
                                                              ---------    ---------
                                                              $ 107,423    $ 102,140
                                                              =========    =========

                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable..........................................  $  10,717    $   4,137
  Accrued liabilities.......................................      5,609        4,870
  Deferred revenue..........................................      2,616        2,151
  Current portion of obligations under capital leases.......      2,753        2,607
                                                              ---------    ---------
          Total current liabilities.........................     21,695       13,765
Long-term obligations under capital leases..................      8,501        8,711
Convertible subordinated debentures.........................     36,628       33,953
Convertible note............................................      6,250       11,250
Commitments
Stockholders' equity:
  Convertible preferred stock, $0.001 par value, 5,000,000
     shares authorized; none issued.........................         --           --
  Common stock, $0.001 par value; 80,000,000 shares
     authorized, 38,504,459 shares and 31,799,617 shares
     issued at December 31, 1997 and 1996, respectively.....         39           32
  Paid-in capital...........................................    311,681      214,887
  Warrant subscription receivable...........................         --       (2,453)
  Adjustment for unrealized gains (losses) on
     available-for-sale securities..........................        384          (78)
  Accumulated deficit.......................................   (277,744)    (177,594)
  Deferred compensation and consulting......................         --         (322)
                                                              ---------    ---------
                                                                 34,360       34,472
  Less treasury stock, at cost (1,114 shares in 1997 and
     1996)..................................................        (11)         (11)
                                                              ---------    ---------
  Total stockholders' equity................................     34,349       34,461
                                                              ---------    ---------
                                                              $ 107,423    $ 102,140
                                                              =========    =========

                            See accompanying notes.

                      LIGAND PHARMACEUTICALS INCORPORATED

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                YEARS ENDED DECEMBER 31,
                                                         --------------------------------------
                                                            1997          1996          1995
                                                         ----------    ----------    ----------
Revenues:
  Collaborative research and development:
     Related parties...................................  $   18,997    $   18,641    $   11,972
     Unrelated parties.................................      32,284        17,994        12,424
  Other................................................         418           207           120
                                                         ----------    ----------    ----------
                                                             51,699        36,842        24,516
Costs and expenses:
  Research and development.............................      72,426        59,494        41,636
  Selling, general and administrative..................      10,108        10,205         8,181
  Write-off of acquired in-process technology..........      64,970            --        19,564
  ALRT contribution....................................          --            --        17,500
                                                         ----------    ----------    ----------
          Total operating expenses.....................     147,504        69,699        86,881
                                                         ----------    ----------    ----------
Loss from operations...................................     (95,805)      (32,857)      (62,365)
Interest income........................................       3,743         3,704         3,603
Interest expense.......................................      (8,088)       (8,160)       (5,410)
                                                         ----------    ----------    ----------
Net loss...............................................  $ (100,150)   $  (37,313)   $  (64,172)
                                                         ==========    ==========    ==========
Basic and diluted net loss per share...................  $    (3.02)   $    (1.30)   $    (2.70)
                                                         ==========    ==========    ==========
Shares used in computing net loss per share............  33,128,372    28,780,914    23,791,542
                                                         ==========    ==========    ==========

                            See accompanying notes.

                      LIGAND PHARMACEUTICALS INCORPORATED

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1997
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                  ADJUSTMENT FOR
                                                                                 UNREALIZED GAINS
                                                                                   (LOSSES) ON
                                    COMMON STOCK                    WARRANT         AVAILABLE-                        DEFERRED
                                 -------------------   PAID-IN    SUBSCRIPTION       FOR-SALE       ACCUMULATED   COMPENSATION AND
                                   SHARES     AMOUNT   CAPITAL     RECEIVABLE       SECURITIES        DEFICIT        CONSULTING
                                 ----------   ------   --------   ------------   ----------------   -----------   ----------------
Balance at December 31, 1994...  17,954,064    $18     $104,684     $    --           $(727)         $ (76,109)       $(1,530)
 Issuance of Common Stock......   2,903,622      3       20,966          --              --                 --             --
 Issuance of Common Stock for
   merger net of transaction
   costs of $1,235,000.........   6,942,911      7       41,952          --              --                 --             --
 Amortization of deferred
   compensation and consulting
   fees........................          --     --           --          --              --                 --            711
 Adjustment for unrealized
   gains (losses) on
   available-for-sale
   securities..................          --     --           --          --             944                 --             --
 Purchase of treasury stock....          --     --           --          --              --                 --             --
 Warrant subscription
   receivable..................          --     --        5,850      (5,850)             --                 --             --
 Cash received from ALRT and
   applied to warrant
   subscription receivable.....          --     --           --       1,326              --                 --             --
 Net loss......................          --     --           --          --              --            (64,172)            --
                                 ----------    ---     --------     -------           -----          ---------        -------
Balance at December 31, 1995...  27,800,597     28      173,452      (4,524)            217           (140,281)          (819)
 Issuance of Common Stock......   3,999,020      4       41,082          --              --                 --             --
 Amortization of deferred
   compensation and consulting
   fees........................          --     --           --          --              --                 --            497
 Adjustment for unrealized
   gains (losses) on
   available-for-sale
   securities..................          --     --           --          --            (295)                --             --
 Receipt of Common Stock for
   milestone revenue...........          --     --           --          --              --                 --             --
 Retirement of shares..........          --     --           --          --              --                 --             --
 Purchase of treasury shares...          --     --           --          --              --                 --             --
 Issuance of Common Stock held
   in Treasury.................          --     --           --          --              --                 --             --
 Option term extension.........          --     --          353          --              --                 --             --
 Amortization of warrant
   subscription receivable.....          --     --           --       2,071              --                 --             --
 Net loss......................          --     --           --          --              --            (37,313)            --
                                 ----------    ---     --------     -------           -----          ---------        -------
Balance at December 31, 1996...  31,799,617     32      214,887      (2,453)            (78)          (177,594)          (322)
 Issuance of Common Stock......   6,704,842      7       96,794          --              --                 --             --
 Amortization of deferred
   compensation and consulting
   fees........................          --     --           --          --              --                 --            322
 Adjustment of unrealized gains
   (losses) on
   available-for-sale
   securities..................          --     --           --          --             462                 --             --
 Amortization of warrant
   subscription receivable.....          --     --           --       1,535              --                 --             --
 Write-off of warrant
   subscription receivable.....          --     --           --         918              --                 --             --
 Net loss......................                                                                       (100,150)
                                 ----------    ---     --------     -------           -----          ---------        -------
Balance at December 31, 1997...  38,504,459    $39     $311,681     $    --           $ 384          $(277,744)       $    --
                                 ==========    ===     ========     =======           =====          =========        =======


                                   TREASURY STOCK          TOTAL
                                 -------------------   STOCKHOLDERS'
                                  SHARES     AMOUNT       EQUITY
                                 ---------   -------   -------------
Balance at December 31, 1994...     (4,952)  $   (2)     $  26,334
 Issuance of Common Stock......         --       --         20,969
 Issuance of Common Stock for
   merger net of transaction
   costs of $1,235,000.........         --       --         41,959
 Amortization of deferred
   compensation and consulting
   fees........................         --       --            711
 Adjustment for unrealized
   gains (losses) on
   available-for-sale
   securities..................         --       --            944
 Purchase of treasury stock....        (34)      --             --
 Warrant subscription
   receivable..................         --       --             --
 Cash received from ALRT and
   applied to warrant
   subscription receivable.....         --       --          1,326
 Net loss......................         --       --        (64,172)
                                 ---------   -------     ---------
Balance at December 31, 1995...     (4,986)      (2)        28,071
 Issuance of Common Stock......         --       --         41,086
 Amortization of deferred
   compensation and consulting
   fees........................         --       --            497
 Adjustment for unrealized
   gains (losses) on
   available-for-sale
   securities..................         --       --           (295)
 Receipt of Common Stock for
   milestone revenue...........   (101,011)  (1,320)        (1,320)
 Retirement of shares..........    101,011    1,320          1,320
 Purchase of treasury shares...     (3,164)     (23)           (23)
 Issuance of Common Stock held
   in Treasury.................      7,036       14             14
 Option term extension.........         --       --            353
 Amortization of warrant
   subscription receivable.....         --       --          2,071
 Net loss......................         --       --        (37,313)
                                 ---------   -------     ---------
Balance at December 31, 1996...     (1,114)     (11)        34,461
 Issuance of Common Stock......         --       --         96,801
 Amortization of deferred
   compensation and consulting
   fees........................         --       --            322
 Adjustment of unrealized gains
   (losses) on
   available-for-sale
   securities..................         --       --            462
 Amortization of warrant
   subscription receivable.....         --       --          1,535
 Write-off of warrant
   subscription receivable.....         --       --            918
 Net loss......................                           (100,150)
                                 ---------   -------     ---------
Balance at December 31, 1997...     (1,114)  $  (11)     $  34,349
                                 =========   =======     =========

                            See accompanying notes.

                      LIGAND PHARMACEUTICALS INCORPORATED

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  YEARS ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                1997         1996        1995
                                                              ---------    --------    --------
OPERATING ACTIVITIES
Net loss....................................................  $(100,150)   $(37,313)   $(64,172)
Adjustments to reconcile net loss to net cash used by
  operating activities:
     Depreciation and amortization..........................      4,133       3,879       2,687
     Amortization of notes receivable from officers and
      employees.............................................        230         235         339
     Amortization of warrant subscription receivable........      2,453       2,071       1,326
     Write-off of acquired in-process technology............     64,970          --      19,564
     Amortization of deferred compensation and consulting...        322         497         711
     Accretion of debt discount.............................      2,675       2,674       1,654
     Company stock received for milestone revenue...........         --      (1,320)         --
     Gain on sale of property and equipment.................         (6)         --          --
     Change in operating assets and liabilities, net of
      Glycomed merger:
          Other current assets..............................        856      (1,129)      1,626
          Receivable from a related party...................      3,087        (801)     (1,128)
          Accounts payable and accrued liabilities..........      7,605      (1,638)        380
          Deferred revenue..................................        465        (457)        465
                                                              ---------    --------    --------
Net cash used in operating activities.......................    (13,360)    (33,302)    (36,548)
INVESTING ACTIVITIES
Purchases of short-term investments.........................    (35,033)    (53,123)    (17,684)
Proceeds from short-term investments........................     60,339      61,188      37,205
Purchase of property and equipment..........................     (4,278)       (399)       (175)
Proceeds from sale of property and equipment................        109          --          --
Increase in note receivable from officers and employees.....       (270)       (350)       (135)
Payment of notes receivable from officers and employees.....         16          66          --
Increases in deposits and other assets......................     (4,036)         (2)        (33)
Decreases in deposits and other assets......................        130         118          60
Investment in joint venture.................................         --          --        (822)
Net cash paid for exercise of ALRT stock purchase option....    (12,661)         --          --
Net cash acquired in Glycomed acquisition...................         --          --      10,225
                                                              ---------    --------    --------
Net cash provided by investing activities...................      4,316       7,498      28,641
FINANCING ACTIVITIES
Principal payments on obligations under capital leases......     (3,210)     (2,561)     (1,448)
Net change in restricted short-term investment..............        470       3,232      (2,043)
Net proceeds from the issuance of convertible note..........      2,500       5,000          --
Net proceeds from sale of common stock......................     36,706      39,000      19,733
                                                              ---------    --------    --------
Net cash provided by financing activities...................     36,466      44,671      16,242
                                                              ---------    --------    --------
Net increase in cash and cash equivalents...................     27,422      18,867       8,335
Cash and cash equivalents at beginning of period............     34,830      15,963       7,628
                                                              ---------    --------    --------
Cash and cash equivalents at end of period..................  $  62,252    $ 34,830    $ 15,963
                                                              =========    ========    ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid...............................................  $   5,444    $  5,559    $  3,178
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING
  ACTIVITIES:
Additions to obligations under capital leases...............  $   3,146    $  2,888    $  8,415
Retirement of treasury stock................................  $      --    $  1,320    $     --

                            See accompanying notes.

                      LIGAND PHARMACEUTICALS INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1997

1. THE COMPANY

Ligand Pharmaceuticals Incorporated, a Delaware corporation (the "Company"), is a biopharmaceutical company primarily committed to the discovery and development of new drugs that regulate hormone activated intracellular receptors and Signal Transducers and Activators of Transcription. The Company includes its wholly owned subsidiaries, Glycomed Incorporated ("Glycomed"), Ligand Pharmaceuticals (Canada) Incorporated, and Allergan Ligand Retinoid Therapeutics, Inc. ("ALRT").

The Company's potential products are in various stages of development. Potential products that appear to be promising at early stages of development may not reach the market for a number of reasons. Substantially all of the Company's revenues to date have been derived from its research and development agreements with major pharmaceutical collaborators. Prior to generating product revenues from these products, the Company must complete the development of its products in the human health care market. No assurance can be given that the Company's product development efforts will be successful, that required regulatory approvals for any indication will be obtained, or that any products, if introduced will be capable of being produced in commercial quantities at reasonable costs or that patient and physician acceptance of these products will be achieved. There can be no assurance that Ligand will successfully commercialize, manufacture or market its products or ever achieve or sustain product revenues or profitability.

The Company faces those risks associated with companies whose products are in various stages of development. These risks include, among others, the Company's need for additional financing to complete its research and development programs and commercialize its technologies. The Company expects to incur substantial additional research and development expenses, including continued increases in personnel and costs related to preclinical testing, clinical trials, and sales and marketing expenses related to product sales. The Company intends to seek additional funding sources of capital and liquidity through collaborative arrangements, collaborative research or through public or private financing. There is no assurance such financing would be available under favorable terms, if at all.

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

2. SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and disclosures made in the accompanying notes to the consolidated financial statements. Actual results could differ from those estimates.

Cash, Cash Equivalents and Short-term Investments

Cash and cash equivalents consist primarily of cash, certificates of deposits, treasury securities and repurchase agreements with original maturities at the date of acquisition of less than three months.

                      LIGAND PHARMACEUTICALS INCORPORATED

                               DECEMBER 31, 1997

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

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) 128, Earnings Per Share, which is effective for fiscal periods ending after December 15, 1997. SFAS 128 includes a new computation for earnings per share and presentation of basic and diluted earnings per share. The Company retroactively adopted SFAS 128 in the fourth quarter of 1997. Upon adoption, there was no impact on the net loss per share or presentation of net loss per share for any periods previously reported.

Accounting for Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. In January 1996, the Company adopted the disclosure requirements of SFAS 123, Accounting for Stock-Based Compensation (Note 8).

New Accounting Standards

In June 1997, the Financial Accounting Standards Board issued SFAS 130, Reporting Comprehensive Income and SFAS 131, Segment Information. Both of these standards are effective for fiscal years beginning after December 15, 1997. SFAS 130 requires that all components of comprehensive income, including net income, be reported in the financial statements in the period in which they are recognized. The Company's comprehensive income or loss will not be materially different than net income or loss as reported. SFAS 131 amends the requirements for public enterprises to report financial and descriptive information about its reportable operating segments. The Company currently operates in one business and operating segment and does not believe adoption of this standard will have a material impact on the Company's financial statements as reported.

Research and Development Revenues and Expenses

Collaborative research and development revenues are recorded as earned based on the performance criteria of each contract. Payments received which have not met the appropriate criteria are recorded as deferred revenue. Research and development costs are expensed as incurred.

For the years ended December 31, 1997, 1996 and 1995, costs and expenses related to collaborative research and development agreements were $51.3 million, $36.6 million and $24.4 million, respectively.

                      LIGAND PHARMACEUTICALS INCORPORATED

                               DECEMBER 31, 1997

Property and Equipment

Property and equipment is stated at cost and consists of the following (in thousands):

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1997        1996
                                                              --------    --------
Property....................................................  $  2,649    $     --
Equipment and leasehold improvements........................    26,662      22,674
Less accumulated depreciation and amortization..............   (14,458)    (10,994)
                                                              --------    --------
          Net property and equipment........................  $ 14,853    $ 11,680
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

3. INVESTMENTS

Investments are recorded at estimated fair market value at December 31, 1997 and 1996, and consist principally of United States government debt securities, investment grade corporate debt securities and certificates of deposit with maturities at the date of acquisition of three months or longer. The Company has classified all of its investments as available-for-sale securities. The following table summarizes the various investment categories at (in thousands):

                                          DECEMBER 31, 1997                   DECEMBER 31, 1996
                                  ---------------------------------   ---------------------------------
                                              GROSS                               GROSS
                                            UNREALIZED                          UNREALIZED
                                              GAINS      ESTIMATED                GAINS      ESTIMATED
                                   COST      (LOSSES)    FAIR VALUE    COST      (LOSSES)    FAIR VALUE
                                  -------   ----------   ----------   -------   ----------   ----------
Available-for-Sale:
  U.S. Government Securities....  $11,790      $  9       $11,799     $18,541      $(52)      $18,489
  Corporate Obligations.........    7,085         2         7,087      22,005       (16)       21,989
  Certificates of Deposit.......    2,093        (1)        2,092       5,354       (10)        5,344
                                  -------      ----       -------     -------      ----       -------
                                   20,968        10        20,978      45,900       (78)       45,822
  Certificates of Deposit --
     restricted.................    3,057        --         3,057       3,527        --         3,527
  Equity securities.............      440       374           814         440        --           440
                                  -------      ----       -------     -------      ----       -------
                                  $24,465      $384       $24,849     $49,867      $(78)      $49,789
                                  =======      ====       =======     =======      ====       =======

Equity securities are included in long-term other assets.

The realized gains (losses) on sales of available-for-sale securities for the years ended December 31, 1997 and 1996 have not been material.

                      LIGAND PHARMACEUTICALS INCORPORATED

                               DECEMBER 31, 1997

The amortized cost and estimated fair value of debt and marketable securities at December 31, 1997 and 1996, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

                                                      DECEMBER 31, 1997        DECEMBER 31, 1996
                                                    ---------------------    ---------------------
                                                               ESTIMATED                ESTIMATED
                                                     COST      FAIR VALUE     COST      FAIR VALUE
                                                    -------    ----------    -------    ----------
Due in one year or less...........................  $17,148     $17,151      $15,941     $15,938
Due after one year through three years............    6,782       6,792       33,388      33,315
Due after three years.............................       94          92           98          96
                                                    -------     -------      -------     -------
                                                     24,025      24,035       49,427      49,349
Equity securities.................................      440         814          440         440
                                                    -------     -------      -------     -------
                                                    $24,465     $24,849      $49,867     $49,789
                                                    =======     =======      =======     =======

4. MERGER WITH GLYCOMED

In May 1995, Glycomed was merged into a wholly owned subsidiary of the Company ("the Merger"). Glycomed is a biopharmaceutical company conducting research and development of pharmaceuticals based on biological activities of complex carbohydrates. The results of operations of Glycomed are included in the Company's consolidated results of operations with effect from the date of the Merger. Each outstanding share of Glycomed Common Stock was converted into .5301 shares of the Company's Common Stock, resulting in the issuance of 6,942,911 shares of the Company's Common Stock to Glycomed shareholders. The Merger was accounted for using the purchase method of accounting. The excess of the purchase price over the fair value of the net assets acquired was allocated to in-process technology and was written off, resulting in a one-time non-cash charge to results of operations of $19.6 million.

Details of the merger are as follows (in thousands):

Total consideration:
  Common stock..............................................     $43,193
  Convertible debentures assumed............................      29,625
  Other liabilities assumed.................................       6,897
                                                                 -------
                                                                  79,715
Less:
Fair value of assets acquired, including cash, restricted
  cash and short-term investments of $46,698................      49,926
Write-off of in-process technology..........................      19,564
                                                                 -------
Net cash acquired...........................................     $10,225
                                                                 =======

The common stock issued as consideration was valued at the market price on the date the transaction was consummated.

In November 1997, the Company closed Glycomed's Alameda facilities and Glycomed's assets and research programs were integrated into Ligand's operations.

                      LIGAND PHARMACEUTICALS INCORPORATED

                               DECEMBER 31, 1997

5. ACCRUED LIABILITIES

Accrued liabilities are comprised of the following (in thousands):

                                                                    DECEMBER 31,
                                                          --------------------------------
                                                               1997              1996
                                                          --------------    --------------
Accrued legal.........................................        $  451            $  463
Accrued interest......................................         2,088             2,116
Accrued compensation..................................         1,446               925
Other.................................................         1,624             1,366
                                                              ------            ------
                                                              $5,609            $4,870
                                                              ======            ======

6. CONVERTIBLE SUBORDINATED DEBENTURES

In conjunction with the Glycomed merger, the Company adjusted the carrying value of the Glycomed 7 1/2% Convertible Subordinated Debentures due 2003 (the "Debentures") issued by Glycomed in 1992 in the original amount of $50 million to $29.6 million, which was their fair market value at the date of the Merger. The current carrying value approximates fair market value. The Company has entered into a supplemental indenture which provides for conversion of the Debentures into the Company's Common Stock at $26.52 per share. The Debentures pay interest semi-annually at 7.5% per annum and are due in 2003. The difference between the face value and the fair market value at the acquisition date will be accreted up to the face value over the remaining term of the Debentures and the accretion is charged to interest expense.

7. COMMITMENTS

Leases and Equipment Notes Payable

The Company has entered into capital lease and equipment note payable agreements which require monthly payments through December 2002. The carrying value of equipment under these agreements at December 31, 1997 and 1996 was $16.9 million and $19.0 million, respectively. At December 31, 1997 and 1996, accumulated amortization was $6.0 million and $9.7 million, respectively.

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

Rent expense for the years ended December 31, 1997, 1996 and 1995 was $3.4 million, $3.1 million and $2.5 million, respectively.

                      LIGAND PHARMACEUTICALS INCORPORATED

                               DECEMBER 31, 1997

At December 31, 1997, annual minimum rental payments due under the Company's leases and equipment notes payable are as follows (in thousands):

                                                       OBLIGATIONS
                                                   UNDER CAPITAL LEASES
                                                      AND EQUIPMENT        OPERATING
                                                      NOTES PAYABLE         LEASES
                                                   --------------------    ---------
1998.............................................        $ 3,661            $ 3,055
1999.............................................          3,372              2,910
2000.............................................          3,345              2,920
2001.............................................          2,120              2,760
2002.............................................            882              2,813
Thereafter.......................................             --             37,787
                                                         -------            -------
Total minimum lease payments.....................         13,380            $52,245
                                                                            =======
Less amounts representing interest...............          2,126
                                                         -------
Present value of minimum lease payments..........         11,254
Less current portion.............................          2,753
                                                         -------
                                                         $ 8,501
                                                         =======

In 1997, one of the Company's main operating lease agreements for office and research facilities expired, and the Company moved into a second build-to-suit facility. In early 1998, the Company entered into a 17-year lease and the Company loaned the construction partnership $3.7 million which will be repaid with interest over a 10-year period.

Royalty Agreements

The Company has entered into royalty agreements requiring payments ranging from 1% to 10% of net sales and 10% to 30% of license and other income for certain products developed by the Company. Currently, the Company is making minimum royalty payments under four agreements, which increase annually to a maximum of $285,000 per year and aggregate $1.4 million through 2002. Royalty expense under the agreements for the years ended December 31, 1997, 1996 and 1995 was $276,000, $261,000 and $195,000, respectively.

No royalty payments have been received by the Company.

8. STOCKHOLDERS' EQUITY

Public Offering

In October 1996, the Company completed a secondary public offering of 3,162,500 shares of common stock at a price of $12.00 per share, resulting in net proceeds of approximately $35.3 million.

Warrants

At December 31, 1997, the Company had outstanding warrants to purchase 6,606,094 shares of the Company's Common Stock, of which 6,497,844 warrants relate to the ALRT transaction (see Note 10). The ALRT warrants have an exercise price of $7.12 per share, the additional warrants have exercise prices ranging from $1.80 to $14.00 per share and expire at various dates through September 30, 2001.

                      LIGAND PHARMACEUTICALS INCORPORATED

                               DECEMBER 31, 1997

Stock Plans

The Company's 1992 Stock Option Stock Issuance Plan incorporates all outstanding stock options and unvested share issuances under a prior plan. In May of years 1993 through 1997 inclusive, the plan was amended to increase the aggregate shares available for grant or issuance to 7,303,457 shares of Common Stock. The large majority of the options granted have 10 year terms and vest and become fully exercisable at the end of four years of continued employment. As part of this plan, on the date of the Merger, all outstanding in-the-money stock options from Glycomed's stock option plan were converted into options to purchase 470,008 shares of the Company's Common Stock based on the exchange ratio in effect. The Company's employee stock purchase plan also provides for the sale of up to 206,500 shares of the Company's Common Stock.

Pro forma information regarding net loss and loss per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the dates of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 1997, 1996 and 1995:

                                       1997            1996            1995
                                   ------------    ------------    ------------
Risk free interest rates.........    6.1% - 6.9%     5.3% - 6.6%     5.7% - 7.6%
Dividend yields..................            --              --              --
Volatility.......................          42.7%          44.40%          44.40%
Weighted average expected life...  5 or 7 years    5 or 7 years    5 or 7 years

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows (in thousands, except for net loss per share information):

                                                YEARS ENDED DECEMBER 31,
                                            ---------------------------------
                                              1997         1996        1995
                                            ---------    --------    --------
Net loss as reported......................  $(100,150)   $(37,313)   $(64,172)
Net loss pro forma........................   (102,929)    (39,210)    (65,082)
Net loss per share as reported............      (3.02)      (1.30)      (2.70)
Net loss per share pro forma..............      (3.11)      (1.36)      (2.74)

The pro forma effect on net loss for 1997, 1996 and 1995 is not representative of the pro forma effect on net loss in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995.

                      LIGAND PHARMACEUTICALS INCORPORATED

                               DECEMBER 31, 1997

Following is a summary of the Company's stock option plans activity and related information:

                                                                        WEIGHTED
                                                                        AVERAGE
                                         SHARES      PRICE RANGE     EXERCISE PRICE
                                        ---------   --------------   --------------
Balance at December 31, 1994..........  2,418,904   $  .22 - 11.59       $ 8.75
  Merger options granted..............    470,008      .68 -  6.37         3.37
  Granted.............................  1,077,540     4.68 - 10.00         7.36
  Exercised...........................  (215,530)      .29 -  7.97         4.10
  Cancelled...........................  (146,816)     3.89 - 11.59         7.57
                                        ---------   --------------       ------
Balance at December 31, 1995..........  3,604,106      .29 - 11.59         7.33
  Granted.............................    974,015    10.31 - 16.38        12.85
  Exercised...........................  (498,456)      .22 - 12.75         5.61
  Cancelled...........................  (282,783)     3.89 - 13.31         7.91
                                        ---------   --------------       ------
Balance at December 31, 1996..........  3,796,882      .22 - 16.38         9.55
  Granted.............................    875,339     9.50 - 16.06        12.75
  Exercised...........................  (384,340)      .68 - 14.50         8.59
  Cancelled...........................  (219,375)     5.50 - 16.06        10.65
                                        ---------   --------------       ------
Balance at December 31, 1997..........  4,068,506   $  .68 - 16.06       $10.26
                                        =========   ==============       ======
Options exercisable at
  December 31, 1997...................  2,442,187   $  .68 - 16.06
                                        =========   ==============

Of the total options granted from 1995 through 1997, 3,338,890 were granted at a price equal to the fair value of the options at the time of grant, and 58,012 were granted at a price below the fair value of the options at the time of grant.

Following is a further breakdown of the options outstanding as of December 31, 1997:

                                         WEIGHTED AVERAGE
                             OPTIONS      REMAINING LIFE    WEIGHTED AVERAGE
RANGE OF EXERCISE PRICES   OUTSTANDING       IN YEARS        EXERCISE PRICE
------------------------   -----------   ----------------   ----------------
    $ 0.68 - $ 0.79            15,287          2.24              $ 0.73
    $ 3.89 - $ 4.60            27,962          6.77              $ 4.06
    $ 4.68 - $ 9.10         1,594,638          6.55              $ 7.78
    $ 9.21 - $12.13         1,604,174          7.56              $10.96
    $12.75 - $16.38           826,445          8.91              $14.03
                            ---------                            ------
                            4,068,506                            $10.26
                            =========                            ======

At December 31, 1997, 642,246 shares were available under the plans for future grants of stock options or sale of stock.

For certain shares issued under these plans and certain other issuances of stock, the Company has recognized as compensation and consulting expense the excess of the deemed value for accounting purposes over the aggregate issue price for such shares. The compensation expense is amortized ratably over the vesting period of each share.

Amortization of deferred compensation and consulting for the years ended December 31, 1997, 1996 and 1995 was $322,000, $497,000 and $711,000,
respectively.

                      LIGAND PHARMACEUTICALS INCORPORATED

                               DECEMBER 31, 1997

Shareholder Rights Plan

In September 1996, the Company's Board of Directors adopted a preferred shareholder rights plan (the "Shareholder Rights Plan") which provides for a dividend distribution of one preferred share purchase right (a "Right") on each outstanding share of the common stock. Each Right entitles stockholders to buy 1/1000(th) of a share of Ligand Series A Participating Preferred Stock at an exercise price of $100, subject to adjustment. The Rights will become exercisable following the tenth day after a person or group announces an acquisition of 20% or more of the Common Stock, or announces commencement of a tender offer, the consummation of which would result in ownership by the person or group of 20% or more of the Common Stock. The Company will be entitled to redeem the Rights at $0.01 per Right at any time on or before the earlier of the tenth day following acquisition by a person or group of 20% or more of the common stock and September 13, 2006.

9. COLLABORATIVE RESEARCH AGREEMENTS

Eli Lilly and Company

In November 1997, the Company entered into a strategic alliance with Eli Lilly and Company ("Lilly") for the discovery and development of products based on Ligand's Intracellular Receptor technology. Lilly made an investment of $37.5 million by purchasing 2,176,279 shares of the Company's Common Stock at $17.23 per share at the inception of the agreement. The price per share included a 20% premium to the market value as defined in the agreement. The 20% premium was in recognition of Ligand's past research and development efforts and accordingly, $6.25 million (the premium) was included in 1997 revenues. Ligand also received a $12.5 million up-front non-refundable milestone payment following inception of the agreement. Under the agreement, Lilly also agreed to support up to $49 million in research funding. Revenues for research funding are recognized ratably over the term of the agreement. Revenues recognized for the year ended December 31, 1997 were $19.7 million.

The Company also has the option to obtain selected rights to one Lilly specialty pharmaceutical product. Should the Company elect to obtain selected rights to the product, Lilly could receive milestone payments of up to $20 million payable in the Company's Common Stock. In the event that Ligand does not exercise this product option during the first 120 days after the effective date of the agreements, the Company will sell an additional $20 million in equity to Lilly at a 20% premium to the then current market price, and the Company will qualify for certain additional royalties of up to 1.5% on net sales of the Company's choice of Targetin (LGD1069), LGD1268 or LGD1324.

SmithKline Beecham Corporation

In February 1995, the Company entered into a research collaboration with SmithKline Beecham Corporation ("SmithKline Beecham") to discover and characterize small molecule drugs to control hematopoiesis. Revenues under the agreement are recognized ratably over the term of the agreement. Revenues recognized under the agreement for the years ended December 31, 1997, 1996 and 1995 were $3.2 million, $2.4 million and $2.1 million, respectively. SmithKline Beecham has agreed to provide the Company up to $21.5 million in research funding and equity investments. SmithKline Beecham made an investment of $5.0 million by purchasing 674,127 shares of the Company's Common Stock at $7.41 per share at the inception of the agreement. In November 1995, a second equity investment of $2.5 million by purchasing 260,200 shares of the Company's Common Stock at $9.60 per share, was provided to the Company upon the achievement of certain milestones. In January 1997, a third installment of equity investment of $2.5 million by purchasing 164,474 shares of the Company's Common Stock at $15.20 per share was provided to the Company as a result of SmithKline Beecham's election to expand the scope of research as defined. The final installment of $2.5 million was provided in October 1997 as a convertible note as a result of SmithKline Beecham's election to extend the collaboration. The note is convertible into the Company's Common Stock at $13.56 per share

                      LIGAND PHARMACEUTICALS INCORPORATED

                               DECEMBER 31, 1997

and is due October 002 unless converted into the Company's Common Stock earlier. The interest rate on the note is payable semi-annually at prime.

American Home Products Corporation

In September 1994, the Company entered into a collaborative research agreement with Wyeth-Ayerst Laboratories, the pharmaceutical division of American Home Products ("AHP"), to discover and develop drugs which interact with the estrogen or progesterone receptors. AHP agreed to provide up to $19.0 million of the Company's research activities, to invest $5.0 million by purchasing 574,513 shares of the Company's Common Stock at $8.70 per share, and to provide, in three installments, up to $20.0 million in convertible notes over the life of the agreement.

In January 1996, the Company and AHP expanded and amended the research and development collaboration. The Company received $1.5 million in additional research revenue from AHP, AHP expanded the research funding by $1.0 million in years two and three of the agreement, the contract-specified milestone payments increased, AHP granted rights to the Company to cause the conversion of the convertible note into Common Stock, and the parties agreed to extend the period for Ligand to draw down the second convertible note installment until December 1996.

Revenues under the agreement are recognized ratably over the term of the agreement. Revenues recognized under the agreement for the years ended December 31, 1997, 1996 and 1995 were $4.0 million, $6.9 million and $4.0 million, respectively. The $5.0 million equity investment plus the initial $10.0 million convertible note was provided to the Company upon inception of the agreement. In the second quarter of 1995, the Company achieved certain milestones which qualified the Company to receive the second installment of a $5.0 million convertible note, which the Company elected to receive in December 1996. The final convertible note installment of $5.0 million will be provided if the collaboration agreement is extended from three to five years. The first two notes are convertible into the Company's Common Stock at $10.01 per share and the final note is convertible at $10.88 per share. The conversion prices are subject to adjustment if certain dilutive events occur to the Company's outstanding Common Stock. In August 1996, March 1997, July 1997 and again in December 1997, the Company converted $3.8 million, $3.8 million, $2.5 million and $1.3 million of the convertible notes outstanding into 374,626, 374,626, 249,749 and 124,875 shares of Common Stock, at the $10.01 conversion price. The notes bear interest at 7.75% payable semi-annually and are due September 1999 unless converted into the Company's Common Stock. If conversion has not occurred by September 1999, the Company may extend the due date of the notes to September 2001.

Abbott Laboratories

In July 1994 the Company entered into a long-term collaborative research agreement with Abbott Laboratories ("Abbott") to discover and develop drugs for the prevention or treatment of inflammatory diseases. Abbott agreed to support up to $16.0 million of the Company's research activities over a five-year period in connection with the agreement.

Revenues under the agreement are recognized ratably over the term of the agreement and for the years ended December 31, 1997, 1996 and 1995 revenues were $1.7 million, $2.5 million and $2.6 million, respectively. Abbott made an equity investment of $5.0 million by purchasing 571,305 shares of the Company's Common Stock at $8.75 per share at the inception of the agreement, and in August 1995 Abbott made another equity investment of $5.0 million by purchasing 516,129 shares of the Company's Common Stock at $9.68 per share, as provided in the contract.

                      LIGAND PHARMACEUTICALS INCORPORATED

                               DECEMBER 31, 1997

Sankyo Company, Limited

As part of the Glycomed acquisition, the Company acquired a collaborative research agreement with Sankyo Company, Limited ("Sankyo") which Glycomed had entered into in June 1994. Under the agreement, Sankyo reimburses a portion of the Company's research expenses related to the collaboration up to an aggregate of $8.9 million. Revenues under the agreement are recognized ratably over the term of the agreement. Revenues recognized under the agreement and for the years ended December 31, 1997 and 1996, and since the date of Merger through December 31, 1995 were $2.3 million, $2.7 million and $1.7 million, respectively. The agreement also provides that upon being presented with a target compound arising from the research collaboration by the Company, Sankyo shall notify the Company whether it wishes to pursue development of the compound. If Sankyo exercises its option to develop the compound, the Company and Sankyo shall negotiate in good faith the terms and conditions for an option and license agreement within 180 days of Sankyo's exercise. Sankyo shall pay the Company an initial payment of $1.0 million within 30 days after execution of each option and license agreement as a license fee. Sankyo shall make additional payments of license fees as follows: $1.0 million within 30 days after Sankyo decides to initiate Phase II clinical trials of the approved compound in Japan; $1.0 million within 30 days after the filing of an NDA for the approved compound in Japan; and $2.0 million within 30 days after the date of approval of an NDA for the approved compound in Japan.

In connection with the collaborative research agreement, in September 1995, Sankyo purchased 189,274 shares of the Company's Common Stock at $7.92 per share for net proceeds of $1.5 million. In June 1997, the collaborative research agreement was extended through October 1997. No further extension of the research agreement is anticipated.

Glaxo-Wellcome plc

In September 1992 the Company entered into a five-year collaborative research agreement with Glaxo-Wellcome plc ("Glaxo") to develop drugs for the treatment of cardiovascular disease. Under the agreement, Glaxo reimburses a portion of the Company's research expenses related to the collaboration to a maximum of approximately $2.0 million annually. Revenues under the agreement are recognized ratably over the term of the agreement. Revenues recognized under the agreement for the years ended December 31, 1997, 1996 and 1995 were $1.3 million, $2.1 million and $2.1 million, respectively. In connection with the agreement, Glaxo purchased 662,755 shares of the Company's Common Stock at $11.31 per share for net proceeds of $7.5 million. Glaxo also purchased 315,465 shares of the Company's Common Stock at $7.92 per share as part of the Company's initial public offering for net proceeds of $2.5 million.

Pfizer Inc.

In 1991, the Company entered into a collaborative research and development and license agreement with Pfizer Inc. ("Pfizer") to perform services related to the joint development of pharmaceuticals for the treatment of osteoporosis. Due to the early success in meeting research-stage objectives for drug candidates, the two companies phased out the ongoing research collaboration by July 1, 1994.

In connection with the collaborative research agreement, Pfizer purchased 1,353,125 shares of the Company's Common Stock for $5.54 per share for net proceeds of $7.5 million.

In December 1994, the Company filed suit against Pfizer in the Superior Court of California in San Diego County for breach of contract and for a declaration of future rights as they relate to droloxifene, a compound upon which the Company performed work at Pfizer's request during a collaboration between Pfizer and the Company to develop drugs in the field of osteoporosis. Droloxifene is an estrogen antagonist/partial agonist with potential indications in the treatment of osteoporosis and breast cancer as well as other applications. The

                      LIGAND PHARMACEUTICALS INCORPORATED

                               DECEMBER 31, 1997

Company and Pfizer entered into a settlement agreement with respect to the lawsuit in April 1996. Under the terms of the settlement agreement, the Company is entitled to receive milestone payments if Pfizer continues development and royalties if Pfizer commercializes droloxifene. At the option of either party, milestone and royalty payments owed the Company can be satisfied by Pfizer transferring to the Company shares of Common Stock at an exchange ratio of $12.375 per share. To date, the Company has received approximately $1.3 million in milestone payments from Pfizer as a result of the continued development of droloxifene. These milestones were paid in the form of an aggregate of 101,011 shares of Common Stock, which were subsequently retired from treasury stock in September 1996. According to recent announcements by Pfizer, droloxifene has entered Phase II/III clinical trials for osteoporosis.

10. ALLERGAN LIGAND RETINOID THERAPEUTICS , INC. - RELATED PARTY

In December 1994, the Company and Allergan, Inc. ("Allergan") formed Allergan Ligand Retinoid Therapeutics, Inc. ("ALRT") to continue the research and development activities previously conducted by Allergan-Ligand Joint Venture ("the Joint Venture"). In June 1995, the Company and ALRT completed a public offering of 3,250,000 units (the "Units") with aggregate proceeds of $32.5 million (the "ALRT Offering") and cash contributions by Allergan and Ligand of $50.0 million and $17.5 million, respectively, providing for net proceeds of $94.3 million for retinoid product research and development. Ligand's $17.5 million in cash contribution, as well as warrants were in exchange for (i) a right to acquire all of the Callable Common Stock at specified future dates and amounts and (ii) a right to acquire all rights to the Panretin (ALRT 1057) product, jointly with Allergan. Allergan's $50.0 million cash contribution to ALRT was in exchange for (i) the right to acquire one-half of technologies and other assets in the event Ligand exercises its right to acquire all of the Callable Common Stock, (ii) a similar right to acquire all of the Callable Common Stock if Ligand does not exercise its right and (iii) a right to acquire all rights to the Panretin (ALRT1057) product, jointly with Ligand. Each Unit consisted of one share of ALRT's callable common stock and two warrants, each warrant entitling the holder to purchase one share of the Company's Common Stock. Immediately prior to the consummation of the ALRT Offering, Allergan Pharmaceuticals (Ireland) Ltd., Inc. made a $6.0 million investment by purchasing 994,819 shares of the Company's Common Stock at $6.03 per share. The Company's $17.5 million cash contribution resulted in a one-time charge to operations. The Company also recorded a warrant subscription receivable and corresponding increase in paid-in capital of $5.9 million (6,500,000 warrants valued at $.90 per warrant) pursuant to the ALRT Offering. From June 3, 1995 through September 23, 1997, cash received from ALRT pursuant to a Research and Development Agreement was prorated between contract revenue and the warrant subscription receivable based on their respective values.

In 1997, 1996 and 1995, $1.5 million, $2.1 million and $1.3 million, respectively, of the proceeds received from ALRT were applied to the warrant subscription receivable. In conjunction with the consummation of the ALRT Offering, all rights held by the Joint Venture were licensed to ALRT.

In September 1997, the Company and Allergan exercised their respective options to purchase the Callable Common Stock (the "Stock Purchase Option") and certain assets (the "Asset Purchase Option") of ALRT. The Company's exercise of the Stock Purchase Option required the issuance of 3,166,567 shares of the Company's Common Stock along with cash payments totaling $25.0 million to holders of the Callable Common Stock in November 1997.

Allergan's exercise of the Asset Purchase Option required a cash payment of $8.9 million which was used by the Company to pay a portion of the Stock Purchase Option.

In November 1997, ALRT became a wholly owned subsidiary of the Company. The transaction was accounted for using the purchase method of accounting. The excess of the purchase price over the fair value of

                      LIGAND PHARMACEUTICALS INCORPORATED

                               DECEMBER 31, 1997

the net assets acquired was allocated to in-process technology and was written off, resulting in a one-time non-cash charge to results of operations of $65.0 million.

     Details of the acquisition are as follows (in thousands):

Total consideration:
  Common stock..............................................     $52,595
  Liabilities assumed.......................................       1,010
  Warrant subscription receivable write-off.................         918
  Net cash paid for ALRT net of cash received...............      12,661
                                                                 -------
                                                                 $67,184
                                                                 =======
Less:
Deferred liabilities write-off..............................     $ 2,214
Write-off of in-process technology..........................      64,970
                                                                 -------
                                                                 $67,184
                                                                 =======

The following unaudited pro forma data reflects the Company's 1997 and 1996 results of operations as if the ALRT acquisition occurred on January 1, 1996 (in thousands, except per share data):

                                                             1997       1996
                                                            -------    -------
Revenues..................................................  $32,702    $18,201
Net loss..................................................  (54,177)   (83,286)
Loss per share............................................    (1.64)     (2.89)

11. LICENSE AGREEMENT

In September 1992, the Company acquired certain licenses and technology rights from Rockefeller University and New York University in exchange for an initial cash payment, shares of Common Stock and warrants to purchase Common Stock of the Company. Under the terms of the agreements, the Company acquired worldwide licensing rights to certain transcription technology developed by Rockefeller University. The agreements also provide for certain additional payments if certain milestones are achieved. In connection with these agreements, the Company entered into consulting agreements whereby two scientists received shares of Common Stock from the Company's restricted stock plan. These shares were issued at par value and resulted in deferred consulting of $2.2 million which were recognized over the five-year vesting period.

12. NOTES RECEIVABLE FROM OFFICERS AND EMPLOYEES

The Company has advanced funds to certain officers and employees in connection with various employment agreements. The agreements provide for forgiveness of the advances over four-year and five-year periods. If an individual terminates the relationship with the Company, the unforgiven portion of the advances and any accrued interest are due and payable upon termination. The notes are secured by shares of the Company's Common Stock owned by the individual or second trust deeds on the personal residences of the respective employees.

                      LIGAND PHARMACEUTICALS INCORPORATED

                               DECEMBER 31, 1997

13. INCOME TAXES

At December 31, 1997, the Company had consolidated federal and combined California income tax net operating loss carryforwards of approximately $226 million and $36 million, respectively. The difference between the federal and California tax loss carryforwards is primarily attributable to the capitalization of research and development expenses for California income tax purposes and the 50% limitation on California loss carryforwards.

The federal tax loss carryforward will begin to expire in 2002, unless previously utilized. The California tax loss carryforwards began expiring in 1997 (approximately $1,087,000 expired in 1997). The Company also had consolidated federal and combined California research tax credit carryforwards of approximately $8 million and $3.1 million respectively, which will begin to expire in 2002 unless previously utilized.

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

Significant components of the Company's deferred tax assets as of December 31, 1997 and 1996 are shown below (in thousands). A valuation allowance has been recognized to fully offset the deferred tax assets as of December 31, 1997 and 1996 as realization of such assets is uncertain.

                                                          1996         1997
                                                        ---------    --------
Deferred tax liability:
  Acquired subordinated debt..........................  $   5,483    $  6,579
Deferred tax assets:
  Net operating loss carryforwards....................     82,552      62,615
  Research and development credits....................      9,979       8,260
  Capitalized research and development................     10,252       8,655
  Other -- net........................................      3,472       5,100
                                                        ---------    --------
Total deferred tax assets.............................    111,738      84,630
Valuation allowance for deferred tax assets...........   (106,255)    (78,051)
                                                        ---------    --------
Net deferred tax assets...............................      5,483       6,579
                                                        ---------    --------
Net deferred taxes....................................  $      --    $     --
                                                        =========    ========

Approximately $1.9 million of the valuation allowance for deferred tax assets relates to benefits of stock option deductions which, when recognized, will be allocated directly to paid-in capital.