Form 10-Q
period 1998-03-31
LIGAND PHARMACEUTICALS INC
filed 1998-05-15
CIK 886163

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


 MARK ONE

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM ______ TO ______.

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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (619) 535-7500


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

     As of April 30, 1998 the registrant had 38,903,699 shares of Common Stock outstanding.

                       LIGAND PHARMACEUTICALS INCORPORATED
                                QUARTERLY REPORT

                                    FORM 10-Q


                                TABLE OF CONTENTS


COVER PAGE...............................................................................................1


TABLE OF CONTENTS........................................................................................2


PART I.  FINANCIAL INFORMATION

      ITEM 1.  Financial Statements

      Consolidated Balance Sheets as of March 31, 1998 and December 31, 1997.............................3

      Consolidated Statements of Operations for the three months ended March 31, 1998 and 1997...........4

      Consolidated Statements of Cash Flows for the three months ended March 31, 1998 and 1997...........5

      Notes to Consolidated Financial Statements.........................................................6

      ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.....7

      ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk................................*


PART II.  OTHER INFORMATION

      ITEM 1.  Legal Proceedings.........................................................................*

      ITEM 2.  Changes in Securities.....................................................................*

      ITEM 3.  Defaults upon Senior Securities...........................................................*

      ITEM 4.  Submission of Matters to a Vote of Security Holders.......................................*

      ITEM 5.  Other Information.........................................................................17

      ITEM 6.  Exhibits and Reports on Form 8-K..........................................................17


SIGNATURE................................................................................................18

* No information provided due to inapplicability of item.

PART I.    FINANCIAL INFORMATION
ITEM 1     FINANCIAL STATEMENTS

                       LIGAND PHARMACEUTICALS INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                  March 31,     December 31,
                                                                                    1998            1997
                                                                                ------------    ------------
                                                                                (Unaudited)
ASSETS
Current assets:
    Cash and cash equivalents                                                   $     26,054    $     62,252
    Short-term investments                                                            35,728          20,978
    Other current assets                                                               2,042             864
                                                                                ------------    ------------
           Total current assets                                                       63,824          84,094
Restricted short-term investments                                                      2,809           3,057
Property and equipment, net                                                           15,460          14,853
Notes receivable from officers and employees                                             575             559
Other assets                                                                           6,785           4,860
                                                                                ============    ============
                                                                                $     89,453    $    107,423
                                                                                ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                            $      4,074    $     10,717
    Accrued liabilities                                                                4,841           5,609
    Deferred revenue                                                                   2,886           2,616
    Current portion of obligations under capital leases                                2,723           2,753
                                                                                ------------    ------------
           Total current liabilities                                                  14,524          21,695
Long-term obligations under capital leases                                             8,574           8,501
Convertible note                                                                       6,250           6,250
Convertible subordinated debentures                                                   37,296          36,628
Stockholders' equity:
    Convertible preferred stock, $.001 par value; 5,000,000
      shares authorized; none issued                                                    --              --
    Common stock, $.001 par value; 80,000,000 shares
      authorized; 38,621,882 shares and 38,504,459 shares issued
      at March 31, 1998 and December 31, 1997, respectively                               39              39
    Paid-in capital                                                                  312,423         311,681
    Adjustment for unrealized gains (losses) on available-for-sale securities          1,642             384
    Accumulated deficit                                                             (291,284)       (277,744)
                                                                                ------------    ------------
                                                                                      22,820          34,360
    Less treasury stock, at cost (1,114 shares
      at March 31, 1998 and December 31, 1997)                                           (11)            (11)
                                                                                ------------    ------------
           Total stockholders' equity                                                 22,809          34,349
                                                                                ============    ============
                                                                                $     89,453    $    107,423
                                                                                ============    ============

See accompanying notes.

                       LIGAND PHARMACEUTICALS INCORPORATED
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                               Three Months Ended
                                                    March 31,
                                              --------------------
                                                1998        1997
                                              --------    --------
Revenues:
  Collaborative research and development:
    Related parties                           $   --      $  5,966
    Unrelated parties                            4,974       3,737
  Other                                             92         109
                                              --------    --------
                                                 5,066       9,812

Costs and expenses:
  Research and development                      14,907      16,626
  Selling, general and administrative            2,769       2,319
                                              --------    --------
       Total operating expenses                 17,676      18,945
                                              --------    --------

Loss from operations                           (12,610)     (9,133)
Interest income                                  1,052       1,069
Interest expense                                (1,982)     (2,075)
                                              --------    --------
Net loss                                      $(13,540)   $(10,139)
                                              ========    ========

Basic and diluted loss per share              $   (.35)   $   (.32)
                                              ========    ========
Shares used in computing net loss per share     38,565      31,994
                                              ========    ========

See accompanying notes.

                       LIGAND PHARMACEUTICALS INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                               Three Months Ended
                                                                                    March 31,
                                                                              --------------------
                                                                                1998        1997
                                                                              --------    --------
OPERATING ACTIVITIES
Net loss                                                                      $(13,540)   $(10,139)
Adjustments to reconcile net loss to net cash used by operating activities:
      Depreciation and amortization                                              1,053         973
      Amortization of notes receivable from officers and employees                  50          56
      Amortization of deferred compensation and consulting                        --           108
      Amortization of warrant subscription receivable                             --           478
      Accretion of debt discount                                                   668         669
      Change in operating assets and liabilities:
           Other current assets                                                 (1,177)       (181)
           Receivable from a related party                                        --           795
           Accounts payable and accrued liabilities                             (7,411)     (1,294)
           Deferred revenue                                                        270         318
                                                                              --------    --------
  Net cash used in operating activities                                        (20,087)     (8,217)

INVESTING ACTIVITIES
Purchase of short-term investments                                             (19,878)    (10,145)
Proceeds from short-term investments                                             6,386       6,923
Increase in notes receivable from officers and employees                           (75)        (50)
Payment of notes receivable from officers and employees                              8        --
Increase in other assets                                                        (2,234)     (3,670)
Decrease in other assets                                                           309          30
Purchase of property and equipment                                                (833)        (52)
                                                                              --------    --------
  Net cash used in investing activities                                        (16,317)     (6,964)

FINANCING ACTIVITIES
Principal payments on obligations under capital leases                            (784)       (696)
Net change in restricted short-term investment                                     248         231
Net proceeds from sale of common stock                                             742       3,593
                                                                              --------    --------
  Net cash provided by financing activities                                        206       3,128
                                                                              --------    --------
Net decrease in cash and cash equivalents                                      (36,198)    (12,053)
Cash and cash equivalents at beginning of period                                62,252      34,830
                                                                              ========    ========
Cash and cash equivalents at end of period                                    $ 26,054    $ 22,777
                                                                              ========    ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid                                                                 $  2,327    $  2,412

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Additions to obligations under capital leases                                 $    827    $    944
Conversion of note to common stock                                                --      $  3,750

See accompanying notes.

                       LIGAND PHARMACEUTICALS INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                 MARCH 31, 1998

1.   BASIS OF PRESENTATION

The consolidated financial statements of Ligand Pharmaceuticals Incorporated (the "Company") for the three months ended March 31, 1998 and 1997 are unaudited. These financial statements reflect all adjustments, consisting of only normal recurring adjustments which, in the opinion of management, are necessary to fairly present the consolidated financial position as of March 31, 1998 and the consolidated results of operations for the three months ended March 31, 1998 and 1997. The results of operations for the period ended March 31, 1998 are not necessarily indicative of the results to be expected for the year ending December 31, 1998. For more complete financial information, these financial statements, and the notes thereto, should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1997 included in the Ligand Pharmaceuticals Incorporated Form 10-K filed with the Securities and Exchange Commission.

In June 1997, the Financial Accounting Standards Board issued SFAS 130, Reporting Comprehensive Income and SFAS 131, Segment Information. Both of these standards are effective for fiscal years beginning after December 15, 1997. SFAS 130 requires that all components of comprehensive income, including net income, be reported in the financial statements in the period in which they are recognized. SFAS 130 requires the change in net unrealized gains (losses) on available-for-sale securities to be included in comprehensive income. As adjusted for this item, comprehensive net loss for the three month periods ended March 31, 1998 and 1997 are $(12.3) million and $(10.2) million respectively. SFAS 131 amends the requirements for public enterprises to report financial and descriptive information about its reportable operating segments. The Company currently operates in one business and operating segment and does not believe adoption of this standard will have a material impact on the Company's financial statements as reported.

2.   NET LOSS PER SHARE

Net loss per share is computed using the weighted average number of common shares outstanding.

3.   NEW COLLABORATIVE RESEARCH AGREEMENT

In April 1998, SmithKline Beecham plc. and the Company initiated a new collaboration to develop small molecule drugs for the treatment or prevention of obesity. As part of the collaboration, SmithKline Beecham plc. purchased 274,423 shares of Ligand Common Stock for $5.0 million ($18.22 per share, a 20 percent premium over a 15-day trading average daily closing price of the Company's stock prior to execution of the agreement) and also purchased for $1 million a warrant to purchase 150,000 shares of Ligand Common Stock at $20 per share. The warrant expires in five years, and Ligand may require SmithKline Beecham plc. to exercise the warrant under certain circumstances after three years. SmithKline Beecham plc. will also purchase additional Ligand Common Stock at a 20 percent premium if a certain research milestone is achieved and will make cash payments to Ligand if subsequent milestones are met.

The companies reached agreement on the collaboration in March 1998, however, due to required regulatory approvals the agreements were not finalized until April. Had the agreement, warrant and equity purchase closed as of March 31, 1998, Ligand's cash, short-term investments and restricted cash would have been $70.6 million.

PART I.    FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

Since January 1989, the Company has devoted substantially all of its resources to its intracellular receptor ("IR") and Signal Transducers and Activators of Transcription ("STATs") drug discovery and development programs. The Company has been unprofitable since its inception and expects to incur substantial additional operating losses due to continued requirements for research and development, preclinical testing, clinical trials, regulatory activities, establishment of manufacturing processes and sales and marketing capabilities until the approval and commercialization of the Company's products generate sufficient revenues, expected in 1999. The Company expects that losses will fluctuate from quarter to quarter as a result of differences in the timing of expenses incurred and the revenues earned from collaborative arrangements. Some of these fluctuations may be significant. As of March 31, 1998, the Company's accumulated deficit was approximately $291.3 million.

On May 11, 1998, Ligand and Seragen, Inc., ("Seragen") announced the execution of a definitive agreement under which a wholly owned subsidiary of Ligand will merge with Seragen (the "Merger"). In addition, Ligand announced that it had signed a definitive asset purchase agreement to acquire substantially all the assets of Marathon Biopharmaceuticals, LLC ("Marathon"), which currently provides services to Seragen under a service agreement (the "Asset Purchase"). Finally, Ligand announced that it had signed an agreement with Eli Lilly and Company ("Lilly") and Seragen, to be effective upon the closing of the Merger or under certain other circumstances, under which Lilly will assign to Ligand Lilly's rights and obligations under its agreements with Seragen, including its rights to Ontak(TM) (DAB389IL-2, Interleukin-2 Fusion Protein or denileukin diftitox) (the Assignment and collectively, with the Merger and the Asset Purchase, the "Proposed Transactions").

In December 1994, the Company and Allergan, Inc. ("Allergan") formed Allergan Ligand Retinoid Therapeutics, Inc. ("ALRT") to continue the research and development activities previously conducted by the Allergan Ligand Joint Venture (the "Joint Venture"). In June 1995, the Company and ALRT completed a public offering of 3,250,000 units (the "Units") with aggregate proceeds of $32.5 million (the "ALRT Offering") and cash contributions by Allergan and the Company of $50.0 million and $17.5 million, respectively, providing for net proceeds of $94.3 million for retinoid product research and development. Each Unit consisted of one share of ALRT's callable common stock ("Callable Common Stock") and two warrants, each warrant entitling the holder to purchase one share of the Common Stock of the Company. In September 1997, the Company and Allergan exercised their respective options to purchase all of the Callable Common Stock (the "Stock Purchase Option") and certain assets (the "Asset Purchase Option") of ALRT. The Company's exercise of the Stock Purchase Option required the issuance of 3,166,567 shares of the Company's Common Stock along with cash payments totaling $25.0 million, to holders of the Callable Common Stock in November 1997. Allergen's exercise of the Asset Purchase Option required a cash payment of $8.9 million to ALRT in November 1997, which was used by the Company to pay a portion of the Stock Purchase Option. Prior to September 1997, cash received from ALRT was recorded as contract revenue. As a result of the ALRT buyback, research expenditures incurred related to ALRT activities are no longer reimbursed, eliminating the ALRT contract revenue recognition. The buyback of ALRT was accounted for using the purchase method of accounting. The excess of the purchase price over the fair value of net assets acquired was allocated to in-process technology and written off resulting in a one time noncash charge to results of operations of $65.0 million in 1997.

RESULTS OF OPERATIONS

Three Months Ended March 31, 1998 ("1998"), as compared with Three Months Ended March 31, 1997 ("1997")

The Company had revenues of $5.1 million for 1998 compared to revenues of $9.8 million for 1997. The decrease in revenues is primarily due to the buyback of ALRT which resulted in reduced revenue recognition of $6.0 million compared to 1997, completion of the Glaxo-Wellcome, plc ("Glaxo") and Sankyo Company Ltd. ("Sankyo") collaborations in 1997, offset by increased revenues from a new research and development collaboration with Lilly which began in November 1997. Revenues in 1998 were derived from the Company's research and development agreements with (i) Lilly of $2.5 million, (ii) SmithKline Beecham Corporation ("SmithKline Beecham") of $784,000, (iii) American Home Products Corporation ("AHP") of $705,000, (iv) Abbott Laboratories ("Abbott") of $300,000 as well as an up-front license fee of $686,000 from Cytel Corporation ("Cytel") and product sales of Ligand (Canada) in-licensed products of $92,000. Revenues for 1997 were derived from the Company's research and development agreements with (i) ALRT of $6.0 million, (ii) AHP of $1.2 million, (iii) Sankyo of $744,000, (iv) Abbott of $540,000, (v) SmithKline Beecham of $711,000, (vi) Glaxo of $491,000 as well as from product sales of Ligand (Canada) in-licensed products of $109,000.

For 1998, research and development expenses decreased to $14.9 million from $16.6 million in 1997. These expenses decreased primarily due to completion of the research portion of the Sankyo collaboration in October 1997 offset by expansion of the Company's research, clinical and development personnel. Selling, general and administrative expenses increased to $2.8 million in 1998 from $2.3 million in 1997. The increase was primarily attributable to personnel additions and resource expansion in preparation for commercialization activities. Interest income was $1.1 million for 1998 and 1997. Interest expense decreased slightly to $2.0 million for 1998, from $2.1 million in 1997.

The Company has significant net operating loss carryforwards for federal and state income taxes which are available subject to Internal Revenue Code 382 and 383 carryforward limitations.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations through private and public offerings of its equity securities, collaborative research revenues, capital and operating lease transactions, issuance of convertible notes, investment income and product sales. From inception through March 31, 1998, the Company has raised $196.5 million from sales of equity securities: $78.2 million from the Company's public offerings and an aggregate of $118.3 million from private placements and the exercise of options and warrants.

As of March 31, 1998, the Company had acquired an aggregate of $26.3 million in property, laboratory and office equipment, and $4.7 million in tenant leasehold improvements, substantially all of which has been funded through capital lease and equipment note obligations. In addition, the Company leases its office and laboratory facilities under operating leases. In July 1994, the Company entered into a long-term lease related to the construction of a new laboratory facility, which was completed and occupied in August 1995. In March 1997, the Company entered into a long-term lease, related to a second build-to-suit facility and loaned the construction partnership $3.7 million at an annual interest rate of 8.5% which will be paid back monthly over a 10-year period. The second build-to-suit facility was completed and occupied in December 1997. In February 1997, the Company signed a master lease agreement to finance future capital equipment up to $1.5 million, and in July 1997, the master lease agreement was extended to December 1998 to include up to an additional $4.5 million. Each individual schedule under the extended master lease agreement will be paid back monthly with interest over a five-year period. As of March 31, 1998, the company had $2.8 million available to finance future capital equipment.

Working capital decreased to $49.3 million as of March 31, 1998, from $62.4 million at the end of 1997. The decrease in working capital resulted from a decrease in cash due to increases in clinical trials and product development expenses in late 1997, operating expenses and semi-annual interest payments due on convertible subordinated debentures and convertible notes offset by a decrease in accrued liabilities. For the same reasons, cash and cash equivalents, short-term investments and restricted cash decreased to $64.6 million at March 31, 1998 from $86.3 million at December 31, 1997. The Company primarily invests its cash in United States government and investment grade corporate debt securities.

In April 1998, SmithKline Beecham plc. and the Company initiated a new collaboration to develop small molecule drugs for the treatment or prevention of obesity. As part of the collaboration, SmithKline Beecham plc. purchased 274,423 shares of Ligand Common Stock for $5.0 million ($18.22 per share, a 20 percent premium over a 15-day trading average daily closing price of the Company's stock prior to execution of the agreement) and also purchased for $1 million a warrant to purchase 150,000 shares of Ligand Common Stock at $20 per share. The warrant expires in five years, and Ligand may require SmithKline Beecham plc. to exercise the warrant under certain circumstances after three years. SmithKline Beecham plc. will also purchase additional Ligand Common Stock at a 20 percent premium if a certain research milestone is achieved and will make cash payments to Ligand if subsequent milestones are met.

The companies reached agreement on the collaboration in March 1998, however, due to required regulatory approvals the agreements were not finalized until April. Had the agreement, warrant and equity purchase closed as of March 31, 1998, Ligand's cash, short-term investments and restricted cash would have been $70.6 million.

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

RISKS AND UNCERTAINTIES

In addition to the other business information contained herein, the following are among the factors that should also be considered carefully in evaluating Ligand, its wholly-owned subsidiaries, Glycomed Inc., Ligand (Canada) Inc. and Allergan Ligand Retinoid Therapeutics, Inc.
("Ligand" or the "Company") and its business.

Uncertainty of Product Development and Commercialization and Related Technology. Ligand was founded in 1987 and has not generated any revenues from the sale of products developed by Ligand or its collaborative partners. To achieve profitable operations, the Company, alone or with others, must successfully develop, clinically test, market and sell its products. Any products resulting from the Company's or its collaborative partners' product development efforts are not expected to be available for sale for at least several years, if at all.

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

History of Operating Losses; Accumulated Deficit; Future Capital Needs; Uncertainty of Additional Funding. Ligand has experienced significant operating losses since its inception in 1987. As of March 31, 1998, Ligand had an accumulated deficit of approximately $291.3 million. To date, substantially all of Ligand's revenues have consisted of amounts received under collaborative arrangements. The Company expects to incur additional losses due to continued requirements for research and development, preclinical testing, clinical trials, regulatory activities, establishment of manufacturing processes and sales and marketing capabilities until the approval and commercialization of the Company's products generate sufficient revenues, expected in 1999.

The discovery, development and commercialization of products will require the commitment of substantial resources to conduct research, preclinical testing and clinical trials, to establish pilot scale and commercial scale manufacturing processes and facilities, and to establish and develop quality control, regulatory, marketing, sales and administrative capabilities. The future capital requirements of the Company will depend on many factors, including the pace of scientific progress in its research and development programs, the magnitude of these programs, the scope and results of preclinical testing and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims, competing technological and market developments, the ability to establish additional collaborations, changes in existing collaborations, the cost of manufacturing scale-up and the effectiveness of the Company's commercialization activities. To date, Ligand has not generated any revenue from the sales of products developed by Ligand or its collaborative partners. There can be no assurance that Ligand independently or through its collaborations will successfully develop, manufacture or market any products or ever achieve or sustain revenues or profitability from the commercialization of such products. Moreover, even if profitability is achieved, the level of that profitability cannot be accurately predicted. Ligand expects that operating results will fluctuate from quarter to quarter as a result of differences in the timing of expenses incurred and the revenues received from collaborative arrangements and other sources. Some of these fluctuations may be significant. The Company believes that its available cash, cash equivalents, marketable securities and existing sources of funding will be adequate to satisfy its anticipated capital requirements through 1999.

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

No Assurance that Recently Announced Transactions Can Be Completed. On May 11, 1998, Ligand announced the Proposed Transactions. The obligations of Ligand and Seragen to consummate the Merger, the obligations of Ligand and Marathon to consummate the Asset Purchase and the obligations of Ligand and Lilly to consummate the Assignment are each subject to the satisfaction of a number of conditions, including the approval of Seragen's shareholders, the effectiveness of a Registration Statement and the accuracy of representations and warranties of each of Ligand, Seragen and Marathon at the respective closings. In addition, each of the agreements may be terminated under certain circumstances prior to the effective date of the Merger. Ligand may not consummate the Asset Purchase until the Merger is consummated. In addition, the Assignment is not effective until the Merger is consummated, or under certain other circumstances. In certain circumstances, Seragen will pay to Ligand a termination fee of $5 million plus a percentage of amounts realized in a competing transaction. There can be no assurance that all of the conditions to the obligations of the parties under the agreements will be satisfied, that the agreements will not be terminated or that the Proposed Transactions will be consummated.

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

Ligand's success will depend in part on its ability to obtain patent protection for its technology both in the United States and other countries. A number of pharmaceutical and biotechnology companies and research and academic institutions have developed technologies, filed patent applications or received patents on various technologies that may be related to Ligand's business. Some of these patent applications, patents or technologies may conflict with Ligand's technologies or patent applications. Any such conflict could limit the scope of the patents, if any, that Ligand may be able to obtain or result in the denial of Ligand's patent applications. In addition, if patents that cover Ligand's activities are issued to other companies, there can be no assurance that Ligand would be able to obtain licenses to such patents at a reasonable cost, if at all, or be able to develop or obtain alternative technology. The Company has from time to time had, continues to have and may have in the future discussions with its current and potential collaborators regarding the scope and validity of the Company's patent and other proprietary rights to its technologies, including the Company's co- transfection assay. If a collaborator or other party were successful in having substantial patent rights of the Company determined to be invalid, it could adversely affect the ability of the Company to retain existing collaborations beyond their expiration or could where contractually permitted, encourage their termination. Such a determination could also adversely affect the Company's ability to enter into new collaborations. If any disputes should arise in the future with respect to the rights in any technology developed with a collaborator or with respect to other matters involving the collaboration, there could be delays in the achievement of milestones or receipt of milestone payments or research revenues, or interruptions or termination of collaborative research, development and commercialization of certain potential products, and litigation or arbitration could result. Any of the foregoing matters could be time consuming and expensive and could have a material adverse effect on the Company.

Ligand owns or has exclusive rights to more than 150 currently pending patent applications in the United States relating to Ligand's technology, as well as foreign counterparts of certain of these applications in many countries. There can be no assurance that patents will issue from any of these applications or, if patents do issue, that claims allowed will be sufficient to protect Ligand's technology. In addition, Ligand is the owner or exclusive licensee of rights covered by approximately 200 worldwide patents issued or allowed to it or to The Salk Institute of Biological Studies ("The Salk Institute"), Baylor College of Medicine ("Baylor") and other licensors. Further, there can be no assurance that any patents issued to Ligand or to licensors of Ligand's technology will not be challenged, invalidated, circumvented or rendered unenforceable based on, among other things, subsequently discovered prior art, lack of entitlement to the priority of an earlier, related application, or failure to comply with the written description, best mode, enablement or other applicable requirements, or that the rights granted under any such patents will provide significant proprietary protection or commercial advantage to Ligand. The invalidation, circumvention or unenforceability of any of Ligand's patent protection could have a material adverse effect on the Company.

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

Substantial Competition; Risk of Technological Obsolescence. Some of the drugs which Ligand is developing will compete with existing therapies. In addition, a number of companies are pursuing the development of novel pharmaceuticals which target the same diseases that Ligand is targeting as well as IR-related and STAT-related approaches to drug discovery and development. Many of Ligand's existing or potential competitors, particularly large pharmaceutical companies, have substantially greater financial, technical and human resources than Ligand and may be better equipped to develop, manufacture and market products. In addition, many of these companies have extensive experience in preclinical testing and human clinical trials, obtaining FDA and other regulatory approvals and manufacturing and marketing pharmaceutical products. Academic institutions, governmental agencies and other public and private research organizations are conducting research to develop technologies and products that may compete with those under development by the Company. These institutions are becoming increasingly aware of the commercial value of their findings and are becoming more active in seeking patent protection and licensing arrangements to collect royalties for the use of technology that they have developed. These institutions also may market competitive commercial products on their own or through joint ventures and will compete with the Company in recruiting highly qualified scientific personnel. Any of these companies, academic institutions, government agencies or research organizations may develop and introduce products and processes competitive with or superior to those of Ligand. The development by others of new treatment methods for those indications for which Ligand is developing products could render Ligand's products noncompetitive or obsolete.

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

Use of Hazardous Materials. Ligand's research and development involves the controlled use of hazardous materials, chemicals and various radioactive compounds. For example, retinoids as a class are known to contain compounds which can cause birth defects. Although the Company believes that its current safety procedures for handling and disposing of such materials, chemicals and compounds comply with the standards prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of any accident, the Company could be held liable for any damages that result and any such liability could be significant. The Company may incur substantial costs to comply with environmental regulations. Any such event could have a material adverse effect on the Company.

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

PART II.    OTHER INFORMATION

ITEM 5      OTHER INFORMATION

On May 11, 1998, Ligand and Seragen announced the execution of a definitive agreement under which a wholly owned subsidiary of Ligand will merge with Seragen (the "Merger"). In addition, Ligand announced that it had signed a definitive asset purchase agreement to acquire substantially all the assets of Marathon Biopharmaceuticals, LLC, which currently provides services to Seragen under a service agreement. Finally, Ligand announced that it had signed an agreement with Eli Lilly and Company ("Lilly") and Seragen, to be effective upon the closing of the Merger or under certain other circumstances, under which Lilly will assign to Ligand Lilly's rights and obligations under its agreements with Seragen, including its rights to Ontak(TM) (DAB389IL-2, Interleukin-2 Fusion Protein or denileukin diftitox). See "Part I-Item 2-Management's Discussion and Analysis of Financial Condition and Results of Operations-Risks and Uncertainties."

ITEM 6 (A) EXHIBITS

Exhibit 10.173 Ninth Addendum to Amended Registration Rights Agreement, dated June 24, 1994, between the Company and SmithKline Beecham plc., and is effective as of April 24, 1998.

Exhibit 10.174 (1)   Leptin Research, Development and License Agreement, dated
                     March 17, 1998, between the Company and SmithKline Beecham, plc.

Exhibit 10.175 (1)   Stock and Warrant Purchase Agreement, dated March 17, 1998, among the Company, SmithKline Beecham, plc. and SmithKline
                     Beecham Corporation.

Exhibit 27.1         Financial Data Schedule

ITEM 6 (B) REPORTS ON FORMS 8-K

           None.

           (1) Certain confidential portions of this Exhibit were omitted by means of marking such portions with an asterisk (the "Mark"). This Exhibit has been filed separately with the Secretary of the Commission without the Mark pursuant to the Company's Application Requesting Confidential Treatment under Rule 24b-2 of the Securities Exchange Act of 1934.

                       LIGAND PHARMACEUTICALS INCORPORATED

                                 March 31, 1998




                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                        Ligand Pharmaceuticals Incorporated


Date: May 14, 1998                      By /s/ PAUL V. MAIER
     ------------------------------       ---------------------------------
                                          Paul V. Maier
                                          Senior Vice President and
                                          Chief Financial Officer