Form 10-Q
period 1998-06-30
LIGAND PHARMACEUTICALS INC
filed 1998-08-14
CIK 886163

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


 MARK ONE

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998 OR

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


       Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No [ ]

        As of July 31, 1998 the registrant had 39,309,031 shares of Common Stock outstanding.

                       LIGAND PHARMACEUTICALS INCORPORATED
                                QUARTERLY REPORT

                                    FORM 10-Q


                                TABLE OF CONTENTS


COVER PAGE.........................................................................................................    1


TABLE OF CONTENTS..................................................................................................    2


PART I.  FINANCIAL INFORMATION

       ITEM 1.  Financial Statements

       Consolidated Balance Sheets as of June 30, 1998 and December 31, 1997.......................................    3

       Consolidated Statements of Operations for the three and six months ended June 30, 1998 and 1997.............    4

       Consolidated Statements of Cash Flows for the six months ended June 30, 1998 and 1997.......................    5

       Notes to Consolidated Financial Statements..................................................................    6

       ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations..............    8

       ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk.........................................    *


PART II.  OTHER INFORMATION

       ITEM 1.  Legal Proceedings..................................................................................    *

       ITEM 2.  Changes in Securities..............................................................................    20

       ITEM 3.  Defaults upon Senior Securities....................................................................    *

       ITEM 4.  Submission of Matters to a Vote of Security Holders................................................    20

       ITEM 5.  Other Information..................................................................................    *

       ITEM 6.  Exhibits and Reports on Form 8-K...................................................................    21


SIGNATURE..........................................................................................................    22


*       No information provided due to inapplicability of item.

PART I.       FINANCIAL INFORMATION
ITEM 1        FINANCIAL STATEMENTS

                       LIGAND PHARMACEUTICALS INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                             June 30,          December 31,
                                                                               1998                 1997
                                                                             ---------           ---------
                                                                            (Unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                                               $  25,613           $  62,252
     Short-term investments                                                     23,540              20,978
     Other current assets                                                        3,178                 864
                                                                             ---------           ---------
              Total current assets                                              52,331              84,094
Restricted short-term investments                                                2,809               3,057
Property and equipment, net                                                     15,516              14,853
Notes receivable from officers and employees                                       577                 559
Other assets                                                                    11,035               4,860
                                                                             ---------           ---------
                                                                             $  82,268           $ 107,423
                                                                             =========           =========
LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
     Accounts payable                                                        $   7,265           $  10,717
     Accrued liabilities                                                         5,289               5,609
     Deferred revenue                                                            4,291               2,616
     Current portion of obligations under capital leases                         2,817               2,753
                                                                             ---------           ---------
              Total current liabilities                                         19,662              21,695
Long-term obligations under capital leases                                       8,406               8,501
Convertible note                                                                 2,500               6,250
Convertible subordinated debentures                                             37,965              36,628
Stockholders' equity:
     Convertible preferred stock, $.001 par value; 5,000,000
       shares authorized; none issued                                               --                  --
     Common stock, $.001 par value; 80,000,000 shares
       authorized; 39,304,101 shares and 38,504,459 shares issued
       at June 30, 1998 and December 31, 1997, respectively                         39                  39
     Paid-in capital                                                           320,564             311,681
     Adjustment for unrealized gains (losses) on available-for-sale              1,838                 384
       securities
     Accumulated deficit                                                      (308,695)           (277,744)
                                                                             ---------           ---------
                                                                                13,746              34,360
     Less treasury stock, at cost (1,114 shares
       at June 30, 1998 and December 31, 1997)                                     (11)                (11)
                                                                             ---------           ---------
              Total stockholders' equity                                        13,735              34,349
                                                                             ---------           ---------
                                                                             $  82,268           $ 107,423
                                                                             =========           =========




See accompanying notes.

                       LIGAND PHARMACEUTICALS INCORPORATED
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                        Three Months Ended                     Six Months Ended
                                                              June 30,                              June 30,
                                                     ---------------------------           ---------------------------
                                                       1998               1997               1998               1997
                                                     --------           --------           --------           --------
Revenues:
  Collaborative research and development:
    Related parties                                  $     --           $  6,247           $     --           $ 12,213
    Unrelated parties                                   4,300              3,552              9,273              7,289
  Other                                                    87                117                179                226
                                                     --------           --------           --------           --------
                                                        4,387              9,916              9,452             19,728

Costs and expenses:
  Research and development                             17,332             16,689             32,237             33,315
  Selling, general and administrative                   3,330              2,559              6,100              4,878
                                                     --------           --------           --------           --------
         Total operating expenses                      20,662             19,248             38,337             38,193
                                                     --------           --------           --------           --------
Loss from operations                                  (16,275)            (9,332)           (28,885)           (18,465)

Interest income                                           838                933              1,882              2,002
Interest expense                                       (1,973)            (2,015)            (3,948)            (4,090)
                                                     --------           --------           --------           --------
Net loss                                             $(17,410)          $(10,414)          $(30,951)          $(20,553)

                                                     ========           ========           ========           ========

Basic and diluted loss per share                     $   (.45)          $   (.32)          $   (.80)          $   (.64)
                                                     ========           ========           ========           ========
Shares used in computing net loss per share            38,849             32,520             38,708             32,259
                                                     ========           ========           ========           ========



See accompanying notes.

                       LIGAND PHARMACEUTICALS INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                          Six Months Ended
                                                                                              June 30,
                                                                                     ---------------------------
                                                                                       1998               1997
                                                                                     --------           --------
OPERATING ACTIVITIES
Net loss                                                                             $(30,951)          $(20,553)
Adjustments to reconcile net loss to net cash used by operating activities:
       Depreciation and amortization                                                    2,154              1,951
       Amortization of notes receivable from officers and employees                        99                124
       Amortization of deferred compensation and consulting                                --                216
       Amortization of warrant subscription receivable                                     --                985
       Accretion of debt discount                                                       1,337              1,337
       Change in operating assets and liabilities:
              Other current assets                                                     (2,314)               558
              Receivable from a related party                                              --                107
              Accounts payable and accrued liabilities                                 (3,772)              (185)
              Deferred revenue                                                          1,675               (756)
                                                                                     --------           --------
  Net cash used in operating activities                                               (31,772)           (16,216)

INVESTING ACTIVITIES
Purchase of short-term investments                                                    (25,514)           (16,364)
Proceeds from short-term investments                                                   24,406             19,671
Increase in notes receivable from officers and employees                                 (117)              (125)
Increase in other assets                                                               (7,305)            (3,670)
Decrease in other assets                                                                1,130                 59
Purchase of property and equipment                                                     (1,331)            (3,512)
                                                                                     --------           --------
  Net cash used in investing activities                                                (8,731)            (3,941)

FINANCING ACTIVITIES
Principal payments on obligations under capital leases                                 (1,517)            (1,400)
Net change in restricted short-term investment                                            248                232
Net proceeds from sale of common stock                                                  5,133              4,218
                                                                                     --------           --------
  Net cash provided by financing activities                                             3,864              3,050
                                                                                     --------           --------
Net decrease in cash and cash equivalents                                             (36,639)           (17,107)
Cash and cash equivalents at beginning of period                                       62,252             34,830
                                                                                     ========           ========
Cash and cash equivalents at end of period                                           $ 25,613           $ 17,723
                                                                                     ========           ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid                                                                        $  2,611           $  2,678

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Additions to obligations under capital leases                                        $  1,486              $1739
Conversion of note to common  stock                                                  $  3,750           $  3,750



See accompanying notes.

                       LIGAND PHARMACEUTICALS INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                  JUNE 30, 1998
1.  BASIS OF PRESENTATION

The consolidated financial statements of Ligand Pharmaceuticals Incorporated (the "Company") for the three and six months ended June 30, 1998 and 1997 are unaudited. These financial statements reflect all adjustments, consisting of only normal recurring adjustments which, in the opinion of management, are necessary to fairly present the consolidated financial position as of June 30, 1998 and the consolidated results of operations for the three and six months ended June 30, 1998 and 1997. The results of operations for the period ended June 30, 1998 are not necessarily indicative of the results to be expected for the year ending December 31, 1998. For more complete financial information, these financial statements, and the notes thereto, should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1997 included in the Ligand Pharmaceuticals Incorporated Form 10-K filed with the Securities and Exchange Commission.

In June 1997, the Financial Accounting Standards Board issued SFAS 130, Reporting Comprehensive Income and SFAS 131, Segment Information. Both of these standards are effective for fiscal years beginning after December 15, 1997. SFAS 130 requires that all components of comprehensive income, including net income, be reported in the financial statements in the period in which they are recognized. SFAS 130 requires the change in net unrealized gains (losses) on available-for-sale securities to be included in comprehensive income. As adjusted for this item, comprehensive net loss for the six month periods ended June 30, 1998 and 1997 are $(29.5) million and $(20.5) million, respectively. SFAS 131 amends the requirements for public enterprises to report financial and descriptive information about its reportable operating segments. The Company currently operates in one business and operating segment and does not believe adoption of this standard will have a material impact on the Company's financial statements as reported.

2.  NET LOSS PER SHARE

Basic and diluted net loss per share is computed using the weighted average number of common shares outstanding.

3. COLLABORATIVE RESEARCH AGREEMENT

In April 1998, SmithKline Beecham plc. and the Company initiated a new collaboration to develop small molecule drugs for the treatment or prevention of obesity. As part of the collaboration, SmithKline Beecham plc. purchased 274,423 shares of Ligand Common Stock for $5.0 million ($18.22 per share), a 20 percent premium over a 15-day average of the daily closing price of the Company's Common Stock prior to execution of the agreement, which premium has been deferred and will be recognized as revenue over two years and also purchased for $1 million a warrant to purchase 150,000 shares of Ligand Common Stock at $20 per share. The warrant expires in five years, and Ligand may require SmithKline Beecham plc. to exercise the warrant under certain circumstances after three years. SmithKline Beecham plc. will also purchase additional Ligand Common Stock at a 20 percent premium if a certain research milestone is achieved and will make cash payments to Ligand if subsequent milestones are met.

4.  MERGER AGREEMENT

On August 12, 1998, Ligand and Seragen announced the closing under a definitive agreement under which a wholly owned subsidiary of Ligand was merged with Seragen (the "Merger"). In addition, Ligand had previously announced that it had signed a definitive asset purchase agreement to acquire substantially all the assets of Marathon Biopharmaceuticals, LLC, ("Marathon") which currently provides services to Seragen under a service agreement. Finally, Seragen signed an agreement with Ligand and Eli Lilly and Company ("Lilly") under which Lilly assigned to Ligand Lilly's rights and obligations under its agreements with Seragen, including its rights to ONTAK(TM) (DAB389IL-2, Interleukin-2 Fusion Protein or denileukin diftitox).

Under the terms of the merger agreement, Ligand paid merger consideration at closing in the amount of $30 million, $4 million of which was in cash and $26 million of which was in the form of approximately 1,858,800 shares of Ligand Common Stock valued at $13.99 per share under the terms of the merger agreement. Ligand's stock price for this portion of the transaction is based on the average closing share price for the five trading days prior to signing of the definitive agreement in May 1998. From the upfront payment, Seragen's common shareholders received at the time of closing approximately .036 of a share of Ligand stock for every share of Seragen common stock owned immediately prior to closing. The remainder of the $30 million in merger consideration paid at closing was used to settle claims of Seragen's creditors and preferred shareholders.

The merger agreement also calls for an additional $37 million payment in cash and/or Ligand Common Stock, at Ligand's option, to be paid six months after the date of receipt of final U.S. Food and Drug Administration (FDA) clearance to market ONTAK(TM). The $37 million payment will not be made, however, if ONTAK(TM) is not cleared by the FDA by August 12, 2000. From the $37 million, Seragen's common shareholders will receive $0.23 in, at Ligand's option, cash or equivalent value of Ligand Common Stock (based on the average closing price for the 10 trading days immediately preceding the second closing), for every Seragen common share owned. The remainder of the $37 million payment will be used to settle claims of Seragen's creditors and preferred shareholders

Additionally, Ligand's agreement with Lilly calls for up to $10 million, payable in cash or Ligand Common Stock, at Ligand's option, in potential milestone payments to Lilly, if ONTAK(TM) is approved by the FDA, and upon certain other events. Upon certain other events, Lilly could receive an additional $10 million in milestones.

        The agreement with Marathon, the organization which has a service contract with Seragen for manufacturing and development services, provides for Ligand's acquisition of substantially all of Marathon assets for $5 million, and an additional $3 million to be paid six months after FDA approval of ONTAK(TM). Ligand may purchase the assets of Marathon at any time before January 31, 1999, and has the option to extend the closing date in certain circumstances. The purchase payments can be paid in cash or Ligand common stock, at Ligand's option.

5.  CONVERSION OF CONVERTIBLE NOTE

In June 1998, the Company converted $3.8 million of the convertible notes outstanding with American Home Products, into 374,625 shares of the Company's Common Stock at a $10.01 conversion price.

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

OVERVIEW

Since January 1989, the Company has devoted substantially all of its resources to its intracellular receptor ("IR") and Signal Transducers and Activators of Transcription ("STATs") drug discovery and development programs. The Company has been unprofitable since its inception and expects to incur substantial additional operating losses due to continued requirements for research and development, preclinical testing, clinical trials, regulatory activities, establishment of manufacturing processes and sales and marketing capabilities until the approval and commercialization of the Company's products generate sufficient revenues, expected in 1999. The Company expects that losses will fluctuate from quarter to quarter as a result of differences in the timing of expenses incurred and the revenues earned from collaborative arrangements. Some of these fluctuations may be significant. As of June 30, 1998, the Company's accumulated deficit was approximately $308.7 million.

On August 12, 1998, Ligand and Seragen, Inc., ("Seragen") announced the closing under a definitive agreement under which a wholly owned subsidiary of Ligand was merged with Seragen (the "Merger"). In addition, Ligand previously announced that it had signed a definitive asset purchase agreement to acquire substantially all the assets of Marathon Biopharmaceuticals, LLC ("Marathon"), which currently provides services to Seragen under a service agreement (the "Asset Purchase"). Finally, Seragen signed an agreement with Ligand and Eli Lilly and Company ("Lilly") under which Lilly assigned to Ligand Lilly's rights and obligations under its agreements with Seragen, including its rights to ONTAK(TM) (DAB389IL-2, Interleukin-2 Fusion Protein or denileukin diftitox).

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 1998 ("1998"), as Compared with Three Months Ended June 30, 1997 ("1997")

The Company had revenues of $4.4 million for 1998 compared to revenues of $9.9 million for 1997. The decrease in revenues is primarily due to the buyback of ALRT which resulted in reduced revenue of $6.2 million compared to 1997, completion of the Glaxo-Wellcome, plc ("Glaxo") and Sankyo Company Ltd. ("Sankyo") collaborations in 1997, resulting in reduced revenues of $407,000 and $688,000, respectively, offset by increased revenues of $2.5 million in 1998 from a new research and development collaboration with Lilly which began in November 1997. Revenues in 1998 were derived from the Company's research and development agreements with (i) Lilly of $2.5 million, (ii) SmithKline Beecham Corporation ("SmithKline Beecham") of $1.0 million, (iii) American Home Products Corporation ("AHP") of $475,000, (iv) Abbott Laboratories ("Abbott") of $300,000, as well as from product sales of Ligand (Canada) in-licensed products of $87,000. Revenues for 1997 were derived from the Company's research and development agreements with (i) ALRT of $6.2 million, (ii) AHP of $1.1 million,
(iii) Sankyo of $688,000, (iv) Abbott of $540,000, (v) SmithKline Beecham of $792,000, (vi) Glaxo of $407,000 as well as from product sales of Ligand (Canada) in-licensed products of $117,000.

For 1998, research and development expenses increased to $17.3 million from $16.7 million in 1997. These expenses increased primarily due to expenses related to completion of pivotal phase III trials and NDA preparation and submission, offset by a decrease in research expenses primarily due to closure of Glycomed's Alameda facility and completion of the research portion of the Sankyo collaboration in October 1997. Selling, general and administrative expenses increased to $3.3 million in 1998 from $2.6 million in 1997. The increase was primarily attributable to personnel additions and resource expansion in preparation for commercialization activities. Interest income decreased to $838,000 in 1998 from $933,000 in 1997 due to a decrease in cash in support of expansion activities. Interest expense was $2.0 million for 1998 and 1997.

The Company has significant net operating loss carryforwards for federal and state income taxes which are available subject to Internal Revenue Code Sections 382 and 383 carryforward limitations.

Six Months Ended June 30, 1998 ("1998"), as Compared with Six Months Ended June 30, 1997 ("1997")

The Company had revenues of $9.5 million for 1998 compared to revenues of $19.7 million for 1997. The decrease in revenues is primarily due to the buyback of ALRT which resulted in reduced revenue of $12.2 million compared to 1997, completion of the Glaxo and Sankyo collaborations in 1997, resulting in reduced revenues of $898,000 and $1.4 million, respectively, headcount reductions in the AHP collaboration resulting in a revenue decrease of $1.4 million in 1998, offset by increased revenues of $5.0 million in 1998 from the new collaboration with Lilly which began in November 1997. Revenues in 1998 were derived from the Company's research and development agreements with (i) Lilly of $5.0 million,
(ii) SmithKline Beecham of $1.8 million, (iii) AHP of $1.2 million, (iv) Abbott of $600,000, product sales of Ligand (Canada) in-licensed products of $179,000 and a one-time license fee payment of $679,000. Revenues for 1997 were derived from the Company's research and development agreements with (i) ALRT of $12.2 million, (ii) AHP of $2.4 million, (iii) Sankyo of $1.4 million, (iv) Abbott of $1.1 million, (v) SmithKline Beecham of $1.5 million, (vi) Glaxo of $898,000 as well as from product sales of Ligand (Canada) in-licensed products of $226,000.

For 1998, research and development expenses decreased to $32.2 million in 1998 from $33.3 million in 1997. These expenses decreased primarily due to closure of Glycomed's Alameda facility and completion of the research portion of the Sankyo collaboration in October 1997, offset by expenses related to completion of pivotal phase III trials and NDA preparation and submission. Selling, general and administrative expenses increased to $6.1 million in 1998 from $4.9 million in 1997. The increase was primarily attributable to personnel additions and resource expansion in preparation for commercialization activities. Interest income decreased slightly to $1.9 million in 1998 from $2.0 million in 1997. Interest expense decreased from $3.9 million in 1998, from $4.1 million in 1997.

The Company has significant net operating loss carryforwards for federal and state income taxes which are available subject to Internal Revenue Code Sections 382 and 383 carryforward limitations.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations through private and public offerings of its equity securities, collaborative research revenues, capital and operating lease transactions, issuance of convertible notes, investment income and product sales. From inception through June 30, 1998, the Company has raised $200.9 million from sales of equity securities: $78.2 million from the Company's public offerings and an aggregate of $122.7 million from private placements and the exercise of options and warrants.

As of June 30, 1998, the Company had acquired an aggregate of $27.4 million in property, laboratory and office equipment, and $4.7 million in tenant leasehold improvements, substantially all of which has been funded through capital lease and equipment note obligations. In addition, the Company leases its office and laboratory facilities under operating leases. In July 1994, the Company entered into a long-term lease related to the construction of a new laboratory facility, which was completed and occupied in August 1995. In March 1997, the Company entered into a long-term lease, related to a second build-to-suit facility and loaned the construction partnership $3.7 million at an annual interest rate of 8.5% which will be paid back monthly over a 10-year period. The second build-to-suit facility was completed and occupied in December 1997. In February 1997, the Company signed a master lease agreement to finance future capital equipment up to $1.5 million, and in July 1997, the master lease agreement was extended to December 1998 to include up to an additional $4.5 million. Each individual schedule under the extended master lease agreement will be paid back monthly with interest over a five-year period. As of June 30, 1998, the company had $2.2 million available to finance future capital equipment.

Working capital decreased to $32.7 million as of June 30, 1998, from $62.4 million at the end of 1997. The decrease in working capital resulted from a decrease in cash due to increases in clinical trials and product development expenses in late 1997, increased selling expenses, semi-annual interest payments due on convertible subordinated debentures and convertible notes offset by a decrease in accrued liabilities from year end 1997. For the same reasons, cash and cash equivalents, short-term investments and restricted cash decreased to $52.0 million at June 30, 1998 from $86.3 million at December 31, 1997. The Company primarily invests its cash in United States government and investment grade corporate debt securities.

In April 1998, SmithKline Beecham plc. and the Company initiated a new collaboration to develop small molecule drugs for the treatment or prevention of obesity. As part of the collaboration, SmithKline Beecham plc. purchased 274,423 shares of Ligand Common Stock for $5.0 million ($18.22 per share), a 20 percent premium over a 15-day average of the daily closing price of the Company's Common Stock prior to execution of the agreement, which premium has been deferred and will be recognized as revenue over two years and also purchased for $1 million a warrant to purchase 150,000 shares of Ligand Common Stock at $20 per share. The warrant expires in five years, and Ligand may require SmithKline Beecham plc. to exercise the warrant under certain circumstances after three years. SmithKline Beecham plc. will also purchase additional Ligand Common Stock at a 20 percent premium if a certain research milestone is achieved and will make cash payments to Ligand if subsequent milestones are met.

In June 1998, the Company converted $3.8 million of the convertible notes outstanding to AHP into 374,625 shares of the Company's Common Stock at a $10.01 conversion price.

In August 1998, the Company paid merger consideration in the amount of $30 million, $4 million of which was in cash and $26 million of which was in the form of approximately 1,858,000 shares of Ligand Common Stock valued at $13.99 per share under the terms of the Merger. The merger agreement also calls for an additional $37 million payment in cash and/or Company Common Stock, at the Company's option, to be paid six months after the date of receipt of final U.S. Food and Drug Administration ("FDA") clearance to market ONTAK(TM). The $37 million payment will not be made, however, if ONTAK(TM) is not cleared by the FDA by August 12, 2000.

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

YEAR 2000 COMPLIANCE

Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, many companies' software and computer systems may need to be upgraded or replaced in order to comply with such "Year 2000" requirements. Certain of the Company's internal computer systems are not year 2000 compliant, and the Company utilizes third-party equipment and software that may not be Year 2000 compliant. The Company has commenced taking actions to correct or convert such internal systems and is in the intermediate stages of conducting an audit of its third-party suppliers as to the Year 2000 compliance of their systems. The Company does not believe that the cost of these actions will have a material adverse affect on the Company's business, financial condition or operating results. However, there can be no assurance that a failure of the Company's internal computer systems or of third-party equipment or software used by the Company, or of systems maintained by the Company's suppliers, to be Year 2000 compliant will not have a material adverse effect on the Company's business, financial condition or operating results. In addition, there can be no assurance that adverse changes in the purchasing patterns of the Company's potential customers as a result of Year 2000 issues affecting such customers will not have a material adverse effect on the Company's business, financial condition or results of operations. These expenditures may result in reduced funds available to purchase the Company's products which could have a material adverse effect on the Company's business, operating results and financial condition.

RISKS AND UNCERTAINTIES

In addition to the other business information contained herein, the following are among the factors that should also be considered carefully in evaluating Ligand, its wholly-owned subsidiaries, Glycomed Inc., Seragen., Ligand (Canada) Inc. and Allergan Ligand Retinoid Therapeutics, Inc. ("Ligand" or the "Company") and its business.

Uncertainty of Product Development and Commercialization and Related Technology. Ligand was founded in 1987 and has not generated any revenues from the sale of products developed by Ligand or its collaborative partners. To achieve profitable operations, the Company, alone or with others, must successfully develop, clinically test, market and sell its products. Any products resulting from the Company's or its collaborative partners' product development efforts are not expected to be available for sale until next year, if at all. No assurance can be given that required regulatory approvals from the FDA or equivalent foreign authorities for their intended indications or any other indication with respect to ONTAK(TM)(DAB(389)IL-2) or Panretin gel (alitretinoin) 0.1% or any other potential products will be obtained in a timely manner or at all. If any such approvals are not obtained, it could have a material adverse effect on the Company.

The development of new pharmaceutical products is highly uncertain and subject to a number of significant risks. Potential products that appear to be promising at early stages of development may not reach the market for a number of reasons. Such reasons include the possibilities that potential products are found during preclinical testing or clinical trials to be ineffective or to cause harmful side effects, that they fail to receive necessary regulatory approvals, are difficult or uneconomical to manufacture on a large scale, fail to achieve market acceptance or are precluded from commercialization by proprietary rights of third parties. To date, Ligand's resources have been substantially dedicated to the research and development of potential pharmaceutical products based upon its expertise in IR and STATs technologies. Even though certain pharmaceutical products act through IRs, some aspects of the Company's IR technologies have not been used to produce marketed products. In addition, the Company is not aware of any drugs that have been developed and successfully commercialized that interact directly with STATs. Much remains to be learned about the location and function of IRs and STATs. Seragen has concentrated its product development efforts on potential pharmaceutical products based on its fusion protein technology. The Company expects that its potential products, other than ONTAK(TM)(DAB(389)IL-2) for CTCL and Panretin gel for AIDS-related Kaposi's Sarcoma ("KS"), will not be available for commercial sale or use for several years, if at all. Potential products previously tested in preclinical trials may not be successful in human clinical trials. Products currently in, or which in the future advance to, various phases of human clinical trials may not prove to be efficacious, or unintended or unacceptably high levels of toxic side effects may occur. Most of the Company's potential products will require extensive additional development, including preclinical testing and clinical trials, as well as regulatory approvals, prior to commercialization. No assurance can be given that the Company's product development efforts will be successful, that required regulatory approvals from the FDA or equivalent foreign authorities for any indication will be obtained or that any products, if introduced, will be capable of being produced in commercial quantities at reasonable costs or will be successfully marketed. Further, the Company has no sales and only limited marketing capabilities outside Canada, and even if the Company's products in internal development are approved for marketing, there can be no assurance that the Company will be able to develop such capabilities or successfully market such products.

Uncertainties Related to Regulatory Review of ONTAK(TM) and Panretin Gel. In December 1997, Seragen submitted a Biologic License Application ("BLA") to the FDA requesting clearance to market its lead molecule, ONTAK(TM) for the treatment of patients with advanced CTCL who have received previous treatment with other agents. In May 1998, Ligand announced the submission of New Drug Application ("NDA") to the FDA for Panretin gel (altitretinoin) 0.1% for the treatment of AIDS-related KS.

On June 2, 1998, Ligand and Seragen announced that the ODAC had voted favorably on questions put to it by the FDA regarding the efficacy of, and the acceptability of the incidence and severity of toxicity associated with, ONTAK(TM) for the treatment of patients with recurrent or persistent CTCL. The ODAC also recommended that treating physicians should decide the appropriate doses within a prescribed dose range. The ODAC's votes, although not binding, will be considered by the FDA in its review of the BLA.

On June 9, 1998, the FDA issued the Complete Review Letter to Seragen in respect to its BLA. The Center for Biologics Evaluation and Research ("CBER"), the division of the FDA responsible for reviewing Seragen's application, no longer issues so-called "approvable" or "non-approvable" letters at the conclusion of their formal review of license applications when the action is not an approval. Instead, the CBER issues letters signifying that a complete review of all information and data submitted has been carried out. Per the CBER's January 22, 1998 correspondence to applicants, a complete review letter "summarizes all of the deficiencies and describes actions necessary to place the application in a condition for approval."

The Complete Review Letter fulfills the FDA's commitment under the Prescription Drug User Fee Act to a six-month review of the BLA, which was designated for priority review. Upon the issuance of the Complete Review Letter, the review clock was suspended with respect to the BLA and will not be reactivated until all deficiencies have been addressed by Seragen.

The Complete Review Letter identified certain deficiencies in the BLA related to safety, efficacy, manufacturing and product characterization. Seragen is in the process of addressing and responding to the issues set out in the Complete Review Letter.

The short-term future financial results of the Company and the price of the Company's Common Stock will be highly dependent on the timely receipt of regulatory approvals required to market these products in the United States and other jurisdictions and the subsequent successful commercial introduction of such products. Any failure to obtain required regulatory approvals on a timely basis could have a material adverse effect on the Company and a significant impact on the trading price of the Company's Common Stock. Generally, only a small percentage of new pharmaceutical products are approved for sale. Moreover, if regulatory approval of a product is granted, the approval may limit the indicated uses for which the product may be marketed. Such regulatory approvals may be conditioned upon the performance of additional clinical trials or other requirements established by the regulatory authorities. Even if regulatory approval is obtained, a marketed product and its manufacturer are subject to continual review. Discovery of previously unknown problems with a product or manufacturer may result in restrictions on the use of the product or its manufacturer, including withdrawal of the product from market. Also, prior to marketing, the Company will be required to finalize labeling requirements and satisfy the regulatory authorities that all manufacturing facilities meet regulatory requirements.

There can be no assurance that regulatory approvals required for ONTAK(TM) or Panretin gel will be received in a timely manner, if at all, that the products will be capable of being produced in commercial quantities at a reasonable cost, or that the products will be successfully marketed.

History of Operating Losses; Accumulated Deficit; Future Capital Needs; Uncertainty of Additional Funding. Ligand has experienced significant operating losses since its inception in 1987. As of June 30, 1998, Ligand had an accumulated deficit of approximately $308.7 million. To date, substantially all of Ligand's revenues have consisted of amounts received under collaborative arrangements. The Company expects to incur additional losses due to continued requirements for research and development, preclinical testing, clinical trials, regulatory activities, establishment of manufacturing processes and sales and marketing capabilities until the approval and commercialization of the Company's products generate sufficient revenues, expected in 1999.

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

Glycomed's outstanding indebtedness includes $50 million principal amount of 7-1/2% Convertible Subordinated Debentures Due 2003 (the "Debentures"). There can be no assurance that Glycomed will have the funds necessary to pay the interest on and the principal of the Debentures or, if not, that it will be able to refinance the Debentures.

The Company has incurred negative cash flow from operations since inception and does not expect to generate positive cash flow to fund its for at least the next year. As a result, substantial additional equity or debt financings will be required in the near future to fund the Company's operations. There can be no assurance that any additional equity or debt financings will be available on acceptable terms, if at all, or that such financings, if consummated, will be adequate to meet the Company's capital requirements. Any additional equity or convertible debt financings could result in substantial dilution to Ligand's stockholders. If adequate funds are not available, the Company may be required to delay, reduce the scope of or eliminate one or more of their drug development programs or attempt to continue development by entering into arrangements with collaborative partners or others that may require the Company to relinquish some or all of their rights to certain technologies or drug candidates that the Company would not otherwise relinquish. Any inability of the Company to obtain additional financing or of Glycomed to service its obligations under the Debentures could have a material adverse effect on the Company.

No Assurance that Businesses Can Be Successfully Combined. The combination of Ligand and Seragen will be significantly more complex and diverse than either Ligand or Seragen prior to the combination. Following the Merger, to achieve optimal synergies, the Company will need to successfully integrate and streamline overlapping functions and control expenditures resulting from the Company's business operations in San Diego, California, and Hopkinton, Massachusetts. Some Seragen employees, including officers of Seragen, have left, effective upon the Merger and others may leave if they find new assignments unattractive or unacceptable. These departures may create operating difficulties and could adversely affect morale and operations at Seragen for some period of time following the Merger. In addition, the two companies have different systems and procedures in many areas which must be reconciled. The effort required to reconcile systems and procedures and the impact of success or failure may be material. The Merger may also place significant demands on the Company's business, including their administrative technical and financial personnel and systems. There can be no assurance that the process of integrating the two companies can be effectively managed to achieve desired results. There can be no assurance that any of the objectives for the Merger, including reducing the Company's dependence on a few products, broadening product development capabilities or achieving other financial synergies, can be achieved. Failure to achieve any of the objectives could have a material adverse effect on the Company.

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

Lack of Manufacturing Capability; Reliance on Third-Party Manufacturers. Ligand currently has no manufacturing facilities and, accordingly, relies on third parties including Marathon and its collaborative partners, for clinical or commercial production of any compounds under consideration as products. Ligand is currently constructing and validating a cGMP pilot manufacturing capability in order to produce sufficient quantities of products for preclinical testing and initial clinical trials. If Ligand is unable to develop or contract on acceptable terms for manufacturing services, Ligand's ability to conduct preclinical testing and human clinical trials will be adversely affected, resulting in the delay of submission of products for regulatory approval and delay of initiation of new development programs, which in turn could materially impair Ligand's competitive position. Although drugs acting through IRs and STATs have been manufactured on a commercial scale by other companies, there can be no assurance that Ligand will be able to manufacture its products on a commercial scale or that such products can be manufactured by Ligand or any other party on behalf of Ligand at costs or in quantities to make commercially viable products.

Under a Service Agreement which expires January 31, 1999, Seragen depends on Marathon's ability to provide certain services relating to product research, development, manufacturing, clinical trials, quality control and quality assurance. The Marathon employees providing such services are comprised primarily of former employees of Seragen. The terms of the Service Agreement provide that Boston University ("BU"), which indirectly owns Marathon and has assigned its rights under the Service Agreement to Marathon, may terminate the agreement if annual losses exceed $9.0 million and if, after notice, Seragen fails to reimburse BU for any losses in excess of such amount. In addition, Seragen, and its manufacturing service provider, Marathon, have never engaged in large-scale manufacturing. Seragen regularly contracts with a variety of third parties in addition to Marathon for testing and manufacturing services, some of which services will be essential to Seragen. Generally these contracts may be terminated at any time by these third parties.

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

Year 2000 Compliance. Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from the 20th century dates. As a result, many companies' software and computer systems may need to be upgraded or replaced in order to comply with such "Year 2000" requirements. Certain of the Company's internal computer systems are not Year 2000 compliant, and the Company utilizes third-party equipment and software that may not be Year 2000 compliant. The Company has commenced taking actions to correct or convert such internal systems and is in the intermediate stages of conducting an audit of its third-party suppliers as to the Year 2000 compliance of their systems. The Company does not believe that the cost of these actions will have a material adverse effect on the Company's business, financial condition or operating results. However, there can be no assurance that a failure of the Company's internal computer systems or of third-party equipment or software used by such company, or of systems maintained by the Company's suppliers, to be Year 2000 compliant will not have a material adverse effect on the Company. In addition, there can be no assurance that adverse changes in the purchasing patterns of the Company's potential customers as a result of Year 2000 issues affecting such customers will not have a material adverse effect on the Company's business financial condition or results of operations. These expenditures may result in reduced funds available to purchase the Company's respective products which could have a material adverse effect on the Company's business financial condition and operating results.

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

PART II.       OTHER INFORMATION

ITEM 2.        CHANGES IN SECURITIES AND USE OF PROCEEDS

In April 1998, the Company issued to SmithKline Beecham plc. 274,423 shares of Ligand Common Stock for an aggregate offering price of $5.0 million pursuant to an agreement entered into in March 1998. In connection with this issuance of Ligand Common Stock, the Company issued a warrant exercisable into 150,000 shares of Ligand Common Stock for an aggregate offering price of $1.0 million. The warrant expires in five years, is exercisable during that period at $20 per share of Ligand Common Stock and Ligand may require SmithKline Beecham plc. to exercise the warrant under certain circumstances after three years. The shares of Ligand Common Stock and the warrant were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act").

In June 1998, the Company issued to AHP 374,625 shares of Ligand Common Stock upon conversion of $3.8 million of the convertible notes previously outstanding to AHP at a conversion price of $10.01 per share. The shares of Ligand Common Stock were issued in reliance on Section 4(2) of the Securities Act.


ITEM 4.        SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Stockholders was held on May 21, 1998. The following elections and proposals were approved at the Company's Annual Meeting:


                                                  VOTES           VOTES           VOTES           VOTES          BROKER
                                                   FOR           AGAINST        WITHHELD       ABSTAINING        NONVOTE
                                              --------------  --------------  --------------  --------------  --------------
1. Election of a Board of Directors.
   The total number of votes cast for, or
   withheld for each nominee was as
   follows:

   Henry F. Blissenbach                        34,237,555           -- --         103,164           -- --           -- --
   Alexander D. Cross, Ph.D.                   34,193,346           -- --         147,373           -- --           -- --
   John Groom                                  34,206,706           -- --         134,013           -- --           -- --
   Irving S. Johnson, Ph.D.                    34,172,378           -- --         168,341           -- --           -- --
   Carl C. Peck                                34,235,911           -- --         104,808           -- --           -- --
   David E. Robinson                           34,132,168           -- --         208,551           -- --           -- --
   Victoria R. Fash                            34,240,049           -- --         100,670           -- --           -- --

2. Amendment of 1992 Stock Option/ Stock       26,739,801       7,453,822           -- --         146,446             650
   Issuance Plan to increase the
   authorized number of shares of Common
   Stock from 7,303,457 to 8,088,457.

3. Amendment of the 1992 Employee Stock        32,408,728       1,808,153           -- --         123,838           -- --
   Purchase Plan, to increase the
   authorized number of shares of Common
   Stock available for issuance under
   such plan from 206,500 to 260,000.

4. Ratification of the appointment of          34,189,418          60,360           -- --          90,941           -- --
   Ernst & Young  LLP as the independent
   auditors for the fiscal year ending
   December 31, 1998.

ITEM 6. (A)    EXHIBITS

(1)(2)         Exhibit 2.1     Agreement and Plan of Reorganization dated May 11, 1998, by and among the Company, Knight
                               Acquisition Corp. and Seragen, Inc.
(1)            Exhibit 2.2     Form of Certificate of Merger.
(1)            Exhibit 3.1     Amended and Restated Certificate of Incorporation of the Company.
(1)            Exhibit 3.2     Certificate of Designation of Rights, Preferences and Privileges of Series A
                               Participating Preferred Stock of the Company.
(1)            Exhibit 3.3     Bylaws of the Company, as amended.
(3)            Exhibit 4.1     Specimen stock certificate for shares of Common Stock of the Company.
(4)            Exhibit 10.1    Form of Seragen Stockholder Voting Agreement.
(4)            Exhibit 10.2    Form of Irrevocable Proxy to Vote Seragen, Inc. stock.
(1)(2)         Exhibit 10.3    Option and Asset Purchase Agreement, dated May 11, 1998, by and among the Company,
                               Marathon Biopharmaceuticals, LLC, 520 Commonwealth Avenue Real Estate Corp. and 660
                               Corporation.
(5)            Exhibit 10.4    Extension Option Agreement, dated May 11, 1998, by and among the Company, Seragen, Inc.,
                               Marathon Biopharmaceuticals, LLC, 520 Commonwealth Avenue Real Estate Corp. and 660
                               Corporation. (Exhibit 99.5)
(5)            Exhibit 10.5    Letter agreement, dated May 11, 1998, by and among the Company, Eli Lilly & Company and
                               Seragen, Inc. (Exhibit 99.6).
(1)            Exhibit 10.6    Amendment No. 3 to Option and Wholesale Purchase Agreement, dated May 11, 1998, by and between Eli Lilly and Company and the Company.
(1)            Exhibit 10.7    Agreement, dated May 11, 1998, by and among Eli Lilly and Company, the Company and
                               Seragen, Inc.
(1)            Exhibit 10.8    Form of Escrow Agreement to be entered into by and among Lehman Brothers Inc., Shoreline
                               Pacific Institutional Finance, Seragen LLC, Reed R. Prior, Jean C. Nichols, Elizabeth C.
                               Chen, Robert W. Crane, Leon C. Hirsch, Turi Josefsen, Gerald S.J. Cassidy and Loretta P.
                               Cassidy, the Company, Knight Acquisition Corporation, Seragen, Inc. and State Street Bank
                               and Trust Company.
(5)            Exhibit 10.9    Settlement Agreement, dated May 1, 1998, by and among Seragen, Inc., Seragen
                               Biopharmaceuticals Ltd./Seragen Biopharmaceutique Ltee, Sofinov Societe Financiere
                               D'Innovation Inc., Societe Innovatech Du Grand Montreal, MDS Health Ventures Inc.,
                               Canadian Medical Discoveries Fund Inc., Royal Bank Capital Corporation and Health Care
                               and Biotechnology Venture Fund (Exhibit 99.2).
(5)            Exhibit 10.10   Accord and Satisfaction Agreement, dated May 11, 1998, by and among Seragen, Inc.,
                               Seragen Technology, Inc., Trustees of Boston University, Seragen LLC, Marathon
                               Biopharmaceuticals, LLC, United States Surgical Corporation, Leon C. Hirsch, Turi
                               Josefsen, Gerald S.J. and Loretta P. Cassidy, Reed R. Prior, Jean C. Nichols, Elizabeth
                               C. Chen, Robert W. Crane, Shoreline Pacific Institutional Finance, Lehman Brothers Inc.,
                               520 Commonwealth Avenue Real Estate Corp. and 660 Corporation (Exhibit 99.4).
(1)            Exhibit 10.11   Amendment No. 1 to Service Agreement, dated as of May 11, 1998, by and between Seragen,
                               Inc. and Marathon Biopharmaceuticals, LLC.
               Exhibit 27.1    Financial Data Schedule

(1) These exhibits were previously filed as part of, and are hereby incorporated by reference to, the same numbered exhibit filed with the Company's Registration Statement on Form S-4 (No. 333-58823) filed on
         July 9, 1998.
(2) The schedules referenced in this agreement have not been included because they are either disclosed in such agreement or do not contain information which is material to an investment decision. The Company agrees to furnish a copy of such schedules to the Commission upon request.
(3) These exhibits were previously filed as part of, and are hereby incorporated by reference to, the same numbered exhibit filed with the Company's Registration Statement on Form S-1 (No. 33-47257) filed on
         April 16, 1992 as amended.
(4) Previously filed as, and hereby incorporated by reference to, Exhibit A filed with the Schedule 13D of the Company filed with the Commission on May 21, 1998 for Seragen, Inc.
(5) Previously filed as, and hereby incorporated by reference to, the same-numbered exhibit filed with the Current Report on Form 8-K of Seragen, Inc. filed with the Commission on May 15, 1998 (except as otherwise noted).

ITEM 6. (B)       REPORTS ON FORMS 8-K
None.

                       LIGAND PHARMACEUTICALS INCORPORATED

                                  June 30, 1998




                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                            Ligand Pharmaceuticals Incorporated


Date: ________________________              By__________________________________
                                              Paul V. Maier
                                              Senior Vice President and Chief
                                              Financial Officer