Form 10-Q
period 1998-09-30
LIGAND PHARMACEUTICALS INC
filed 1998-11-16
CIK 886163

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


 MARK ONE
      [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998 OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE TRANSITION PERIOD FROM ______ TO ______ . COMMISSION FILE NUMBER:0-20720



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

        As of October 31, 1998 the registrant had 42,526,245 shares of Common Stock outstanding.

                       LIGAND PHARMACEUTICALS INCORPORATED
                                QUARTERLY REPORT

                                    FORM 10-Q


                                TABLE OF CONTENTS


COVER PAGE.........................................................................................................1


TABLE OF CONTENTS..................................................................................................2


PART I.  FINANCIAL INFORMATION

       ITEM 1.  Financial Statements

       Consolidated Balance Sheets as of September 30, 1998 and December 31, 1997..................................3

       Consolidated Statements of Operations for the three and nine months ended September  30, 1998 and 1997......4

       Consolidated Statements of Cash Flows for the nine months ended September 30, 1998 and 1997.................5

       Notes to Consolidated Financial Statements..................................................................6

       ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations..............9

       ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk.........................................*


PART II.  OTHER INFORMATION

       ITEM 1.  Legal Proceedings..................................................................................*

       ITEM 2.  Changes in Securities and Use of Proceeds..........................................................23

       ITEM 3.  Defaults upon Senior Securities....................................................................*

       ITEM 4.  Submission of Matters to a Vote of Security Holders................................................*

       ITEM 5.  Other Information..................................................................................23

       ITEM 6.  Exhibits and Reports on Form 8-K...................................................................24


SIGNATURE..........................................................................................................25


* No information provided due to inapplicability of item.

PART I. FINANCIAL INFORMATION
ITEM 1  FINANCIAL STATEMENTS

                       LIGAND PHARMACEUTICALS INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                             September 30,        December 31,
                                                                                 1998                 1997
                                                                               ---------           ---------
                                                                              (Unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                                                 $  24,939           $  62,252
     Short-term investments                                                       15,852              20,978
     Inventory                                                                     1,533                  65
     Other current assets                                                          3,628                 799
                                                                               ---------           ---------
              Total current assets                                                45,952              84,094
Restricted short-term investments                                                  2,809               3,057
Property and equipment, net                                                       30,387              14,853
Notes receivable from officers and employees                                         562                 559
Acquired technology                                                               37,317                  --
Other assets                                                                       8,709               4,860
                                                                               ---------           ---------
                                                                               $ 125,736           $ 107,423
                                                                               =========           =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                          $   5,547           $  10,717
     Accrued liabilities                                                           5,792               5,609
     Deferred revenue                                                              4,311               2,616
     Current portion of obligations under capital leases                           3,056               2,753
                                                                               ---------           ---------
              Total current liabilities                                           18,706              21,695
Long-term obligations under capital leases                                         8,593               8,501
Convertible note                                                                   2,500               6,250
Convertible subordinated debentures                                               38,634              36,628
Accrued acquisition obligation                                                    50,000
Stockholders' equity:
     Convertible preferred stock, $.001 par value; 5,000,000
       shares authorized; none issued                                                 --                  --
     Common stock, $.001 par value; 80,000,000 shares
       authorized; 42,526,245 shares and 38,504,459 shares issued
       at September 30, 1998 and December 31, 1997, respectively                      43                  39
     Paid-in capital                                                             362,141             311,681
     Adjustment for unrealized gains on available-for-sale securities                101                 384
     Accumulated deficit                                                        (354,971)           (277,744)
                                                                               ---------           ---------
                                                                                   7,314              34,360
     Less treasury stock, at cost (1,114 shares
       at September 30, 1998 and December 31, 1997)                                  (11)                (11)
                                                                               ---------           ---------
              Total stockholders' equity                                           7,303              34,349
                                                                               ---------           ---------
                                                                               $ 125,736           $ 107,423
                                                                               =========           =========



See accompanying notes.

                       LIGAND PHARMACEUTICALS INCORPORATED
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                     Three Months Ended              Nine Months Ended
                                                        September 30,                   September 30,
                                                    1998            1997            1998            1997
                                                  --------        --------        --------        --------
Revenues:
  Collaborative research and development:
  Related parties                                 $     --        $  6,710        $     --        $ 18,923
  Unrelated parties                                  3,844           3,363          13,117          10,652
  Other                                                103              99             282             325
                                                  --------        --------        --------        --------
                                                     3,947          10,172          13,399          29,900

Costs and expenses:
  Research and development                          16,985          18,038          49,222          51,353
  Selling, general and administrative                3,825           2,501           9,924           7,379
  Write-off of acquired in-process technology       30,000              --          30,000              --
                                                  --------        --------        --------        --------
         Total operating expenses                   50,810          20,539          89,146          58,732
                                                  --------        --------        --------        --------
Loss from operations                               (46,863)        (10,367)        (75,747)        (28,832)
Interest income                                        521             798           2,406           2,800
Interest expense                                    (1,933)         (1,995)         (5,886)         (6,085)
Realized gain on investments                         2,000              --           2,000              --
                                                  --------        --------        --------        --------
Net loss                                          $(46,275)       $(11,564)       $(77,227)       $(32,117)
                                                  ========        ========        ========        ========

Basic and diluted loss per share                  $  (1.15)       $   (.35)       $  (1.97)       $   (.99)

                                                  ========        ========        ========        ========
Shares used in computing net loss per share         40,333          32,800          39,256          32,484
                                                  ========        ========        ========        ========



     See accompanying notes.

                       LIGAND PHARMACEUTICALS INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                     Nine Months Ended
                                                                                        September 30,
                                                                                  ------------------------
                                                                                    1998            1997
                                                                                  --------        --------
OPERATING ACTIVITIES
Net loss                                                                          $(77,227)       $(32,117)
Adjustments to reconcile net loss to net cash used by operating activities:
       Depreciation and amortization                                                 3,215           3,037
       Amortization of notes receivable from officers and employees                    144             185
       Amortization of deferred compensation and consulting                             --             322
       Amortization of warrant subscription receivable                                  --           1,529
       Accretion of debt discount                                                    2,006           2,006
       Gain on sale of property and equipment                                          (24)            (69)
       Write off of acquired in-process technology                                  30,000              --
       Change in operating assets and liabilities:
              Other current assets                                                  (2,796)            696
              Receivable from a related party                                           --             (59)
              Accounts payable and accrued liabilities                              (7,070)           (674)
              Deferred revenue                                                       1,695          (1,242)
                                                                                  --------        --------
  Net cash used in operating activities                                            (50,057)        (26,386)

INVESTING ACTIVITIES
Purchase of short-term investments                                                 (28,777)        (18,584)
Proceeds from short-term investments                                                33,620          27,367
Increase in/payment of notes receivable from officers and employees                   (147)           (204)
Increase in other assets                                                            (7,422)         (3,668)
Decrease in other assets                                                             3,577              89
Purchase of property and equipment                                                  (1,113)         (3,727)
Seragen assets acquired                                                             (5,756)             --
Proceeds from sale of property and equipment                                            24              32
                                                                                  --------        --------
Net cash provided by/(used in) investing activities                                 (5,994)          1,305
                                                                                  --------        --------

FINANCING ACTIVITIES
Principal payments on obligations under capital leases                              (2,232)         (2,366)
Net change in restricted short-term investment                                         249             471
Net proceeds from sale of common stock                                              20,721           5,583
                                                                                  --------        --------
Net cash provided by financing activities                                           18,738           3,688
                                                                                  --------        --------
Net decrease in cash and cash equivalents                                          (37,312)        (21,393)
Cash and cash equivalents at beginning of period                                    62,252          34,830
                                                                                  --------        --------
Cash and cash equivalents at end of period                                        $ 24,939        $ 13,437
                                                                                  ========        ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid                                                                     $  4,958        $  5,142

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Additions to obligations under capital leases                                     $  2,627        $  2,676
Conversion of note to common stock                                                $  3,750        $  6,250
Common stock issued to purchase Seragen                                           $ 25,996              --

                             See accompanying notes

                       LIGAND PHARMACEUTICALS INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                               SEPTEMBER 30, 1998
1.  BASIS OF PRESENTATION

The consolidated financial statements of Ligand Pharmaceuticals Incorporated (the "Company") for the three and nine months ended September 30, 1998 and 1997 are unaudited. These financial statements reflect all adjustments, consisting of only normal recurring adjustments which, in the opinion of management, are necessary to fairly present the consolidated financial position as of September 30, 1998 and the consolidated results of operations for the three and nine months ended September 30, 1998 and 1997. The results of operations for the periods ended September 30, 1998 are not necessarily indicative of the results to be expected for the year ending December 31, 1998. For more complete financial information, these financial statements, and the notes thereto, should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1997 included in the Ligand Pharmaceuticals Incorporated Form 10-K filed with the Securities and Exchange Commission.

In June 1997, the Financial Accounting Standards Board issued SFAS 130, Reporting Comprehensive Income, and SFAS 131, Segment Information. Both of these standards are effective for fiscal years beginning after December 15, 1997. SFAS 130 requires that all components of comprehensive income, including net income, be reported in the financial statements in the period in which they are recognized. SFAS 130 requires the change in net unrealized gains (losses) on available-for-sale securities to be included in comprehensive income. As adjusted for this item, comprehensive net loss for the nine month periods ended September 30, 1998 and 1997 is $(77.5) million and $(32.0) million, respectively. SFAS 131 amends the requirements for a public enterprise to report financial and descriptive information about its reportable operating segments. The Company currently operates in one business and operating segment and does not believe adoption of this standard will have a material impact on the Company's financial statements as reported.

INVENTORIES

In August 1998, the Company acquired Seragen, Inc. ("Seragen") (See Note 3.) In December 1997, Seragen submitted a Biologic License Application ("BLA") to the U.S. Food and Drug Administration ("FDA") for ONTAK(TM) (DAB(389)IL-2, Interleukin-2 Fusion Protein or denileukin diftitox). In June 1998 the FDA issued a Complete Review Letter to Seragen in respect to its BLA. Seragen responded to the issues set out in the Complete Review Letter in August 1998 and is awaiting final FDA action. In preparation for the approval by the FDA, if received, Seragen has manufactured commercial quantities of ONTAK(TM) and in purchase accounting for the Merger the Company has capitalized approximately $1.5 million of work-in-process inventory as of September 30, 1998. If the FDA does not approve the BLA, and ONTAK(TM) is not approved for commercial sale, any capitalized costs related to ONTAK(TM) will be expensed.

2.  NET LOSS PER SHARE

Basic and diluted net loss per share is computed using the weighted average number of common shares outstanding.

3.  MERGER AGREEMENT

On August 12, 1998, a wholly owned subsidiary of the Company was merged into Seragen, with Seragen as the surviving corporation (the "Merger"). In addition, the Company had previously announced that it had signed a definitive asset purchase agreement to acquire substantially all the assets of Marathon Biopharmaceuticals, LLC, ("Marathon") which currently provides manufacturing services to Seragen under a service agreement. Finally, in August 1998 Seragen signed an agreement with the Company and Eli Lilly and Company ("Lilly") under which Lilly assigned to the Company Lilly's rights and obligations under its agreements with Seragen, including its sales and marketing rights to ONTAK(TM).

Under the terms of the merger agreement, Ligand paid merger consideration at closing in the amount of $30.0 million, $4.0 million of which was in cash and $26.0 million of which was in the form of approximately 1,858,515 shares of the Company's Common Stock valued at $13.99 per share. The valuation of the Company's Common Stock for this portion of the transaction is based on the average closing share price for the five trading days prior to signing of the definitive agreement in May 1998. From the upfront payment, Seragen's common shareholders received at the time of closing approximately 0.036 of a share of the Company's Common Stock for every share of Seragen common stock owned immediately prior to closing. The remainder of the $30.0 million in merger consideration paid at closing was used to settle claims of Seragen's creditors and obligees.

The merger agreement also calls for an additional $37.0 million payment in cash and/or the Company's Common Stock, at the Company's option, to be paid six months after the date of receipt of final FDA clearance to market ONTAK(TM). The $37.0 million payment will not be made, however, if ONTAK(TM) is not cleared by the FDA by August 12, 2000. From the $37.0 million, Seragen's common shareholders will receive $0.23 in, at the Company's option, cash or equivalent value of the Company's Common Stock (based on the average closing price for the 10 trading days immediately preceding the second closing), for every Seragen common share owned prior to the Merger. The remainder of the $37 million payment will be used to settle claims of Seragen's creditors and obligees.

Additionally, the Company's agreement with Lilly calls for up to $5.0 million, payable in cash or the Company's Common Stock, at the Company's option, in potential milestone payments to Lilly, if ONTAK(TM) is approved by the FDA, and upon certain other events. Upon certain other events, Lilly could receive an additional $5.0 million in milestone payments.

The agreement with Marathon, the organization which provides manufacturing services to Seragen, provides for Ligand's acquisition of substantially all of Marathon's assets for $5.0 million, with an additional $3.0 million to be paid six months after FDA approval of ONTAK(TM). The Company may purchase the assets of Marathon at any time before January 31, 1999. The purchase payments can be paid in cash or the Company's Common Stock, at the Company's option.

The Merger was accounted for using the purchase method of accounting. The purchase price, totaling $83.8 million, which includes liabilities assumed of $2.0 million was allocated to the fair value of the assets acquired, including an allocation to in-process technology which was written off, resulting in a one-time non-cash charge to results of operations of approximately $30.0 million. As of September 30, 1998, subject to a valuation of tangible and intangible assets in order to properly allocate the total purchase price to all of the assets acquired and liabilities assumed in the Merger as required by Accounting Principles Board Opinion No. 16, the Company recorded $50.0 million for accrued contingent payments, $40.0 million related to the approval of ONTAK(TM) and $10.0 million for payments to Marathon and Lilly, $15.0 million for the value of Marathon property and equipment and has capitalized a value of $37.3 million for the acquired technology related to ONTAK(TM), as Seragen had received its Complete Review Letter from the FDA at the time of acquisition.

The following pro forma condensed statement of operations information has been prepared to give effect to the merger as if such transaction had occurred at the beginning of the periods presented. The historical results of operations have been adjusted to reflect (i) elimination of the one-time charge to operations for the purchase of acquired in-process technology: (ii) adjustment for depreciation resulting from adjusting the basis of property and equipment to fair value and amortization over 25 years, (iii) amortization of acquired technology over 15 years, (iv) elimination of Seragen stock issuance costs
(1997) and compensation expense amortization (1998), (v) elimination of interest income for Seragen and reduction of Ligand interest income resulting from use of $6.0 million for the Merger at an annual interest rate of 5.5% and (vi) Elimination of interest expense related to the amortization of Seragen's Ajinomoto liability. The information presented is not necessarily indicative of the results of future operations of the merged companies.


                         Pro Forma Results Of Operations
                                   (Unaudited)
                                  In thousands

                                          Year ended    Nine Months ended
                                          December 31,    September 30,
                                            1997              1998
                                          ---------        ---------
Revenues                                  $  56,413        $  16,203
Net loss                                  $(118,675)       $ (56,236)
Weighted average shares outstanding          34,987           39,256
Loss per share                            $   (3.39)       $   (1.43)

4.    STRATEGIC ALLIANCE AND FINANCING

On September 29, 1998, the Company and Elan Corporation, plc ("Elan") signed a binding letter of agreement. Elan purchased approximately $20.0 million of the Company's Common Stock in two installments. On September 29, 1998, Elan purchased 1,278,970 shares of the Company's Common Stock for $14.9 million ($11.65 per share). The second installment to purchase 437,768 shares for $5.1 million ($11.65 per share) occurred at the closing of the transaction on November 9, 1998.

Elan purchased from the Company at the closing, $40.0 million in issue price of Zero Coupon Convertible Senior Notes, due 2008 with an 8.0% per annum yield to maturity (the "Notes"). Of these Notes $30.0 million are convertible into the Company's Common Stock at $14.00 per share. The balance issued of $10.0 million along with up to an additional $70.0 million of Notes which Elan may also purchase will be convertible into the Company's Common Stock at a price which is the average of the closing prices of the Company's Common Stock for the 20 trading days immediately prior to the issuance of a Note plus a premium; however, in no event will the conversion price be less than $14.00 per share or more than $20.00 per share. Interest will accrue during the term of the Notes, and the Notes may be used to finance the final payments for the Seragen Merger expected in 1999 as well as other acquisitions of complementary technologies, subject to the consent of Elan.

Elan also agreed to exclusively license to the Company in the United States and Canada its proprietary product Morphelan(TM). For the rights to Morphelan(TM), the Company will pay Elan certain license fees at the closing of the transaction, and milestone payments upon the occurrence of certain events up to and including the approval of the New Drug Application ("NDA") in the United States. Payment may be in cash or subject to certain conditions in the Company's Common Stock or Notes. At closing, the Company paid Elan $5.0 million through the issuance of 429,185 shares of the Company's Common Stock ($11.65 per share) and $10.0 million from the issuance of Notes.

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

OVERVIEW

Since January 1989, the Company has devoted substantially all of its resources to its intracellular receptor ("IR") and Signal Transducers and Activators of Transcription ("STATs") drug discovery and development programs. The Company has been unprofitable since its inception and expects to incur substantial additional operating losses due to continued requirements for research and development, preclinical testing, clinical trials, regulatory activities, establishment of manufacturing processes and sales and marketing capabilities until the approval and commercialization of the Company's products generate sufficient revenues, expected in 1999. The Company expects that losses will fluctuate from quarter to quarter as a result of differences in the timing of expenses incurred, the revenues earned from collaborative arrangements and future product sales. Some of these fluctuations may be significant. As of September 30, 1998, the Company's accumulated deficit was approximately $355.0 million.

On August 12, 1998, a wholly owned subsidiary of the Company was merged into Seragen, with Seragen as the surviving corporation (the "Merger"). In addition, the Company had previously announced that it had signed a definitive asset purchase agreement to acquire substantially all the assets of Marathon Biopharmaceuticals, LLC, ("Marathon") which currently provides manufacturing services to Seragen under a service agreement. Finally, in August 1998 Seragen signed an agreement with the Company and Eli Lilly and Company ("Lilly") under which Lilly assigned to the Company Lilly's rights and obligations under its agreements with Seragen, including its sales and marketing rights to ONTAK(TM).

Under the terms of the merger agreement, Ligand paid merger consideration at closing in the amount of $30.0 million, $4.0 million of which was in cash and $26.0 million of which was in the form of approximately 1,858,515 shares of the Company's Common Stock valued at $13.99 per share. The valuation of the Company's Common Stock for this portion of the transaction is based on the average closing share price for the five trading days prior to signing of the definitive agreement in May 1998. From the upfront payment, Seragen's common shareholders received at the time of closing approximately 0.036 of a share of the Company's Common Stock for every share of Seragen common stock owned immediately prior to closing. The remainder of the $30.0 million in merger consideration paid at closing was used to settle claims of Seragen's creditors and obligees.

The merger agreement also calls for an additional $37.0 million payment in cash and/or the Company's Common Stock, at the Company's option, to be paid six months after the date of receipt of final FDA clearance to market ONTAK(TM). The $37.0 million payment will not be made, however, if ONTAK(TM) is not cleared by the FDA by August 12, 2000. From the $37.0 million, Seragen's common shareholders will receive $0.23 in, at the Company's option, cash or equivalent value of the Company's Common Stock (based on the average closing price for the 10 trading days immediately preceding the second closing), for every Seragen common share owned prior to the Merger. The remainder of the $37 million payment will be used to settle claims of Seragen's creditors and obligees.

Additionally, the Company's agreement with Lilly calls for up to $5.0 million, payable in cash or the Company's Common Stock, at the Company's option, in potential milestone payments to Lilly, if ONTAK(TM) is approved by the FDA, and upon certain other events. Upon certain other events, Lilly could receive an additional $5.0 million in milestone payments.

The agreement with Marathon, the organization which provides manufacturing services to Seragen, provides for Ligand's acquisition of substantially all of Marathon's assets for $5.0 million, with an additional $3.0 million to be paid six months after FDA approval of ONTAK(TM). The Company may purchase the assets of Marathon at any time before January 31, 1999. The purchase payments can be paid in cash or the Company's Common Stock, at the Company's option.

The Merger was accounted for using the purchase method of accounting. The purchase price, totaling $83.8 million, which includes liabilities assumed of $2.0 million was allocated to the fair value of the assets acquired, including an allocation to in-process technology which was written off, resulting in a one-time non-cash charge to results of operations of approximately $30.0 million. As of September 30, 1998, subject to a valuation of tangible and intangible assets in order to properly allocate the total purchase price to all of the assets acquired and liabilities assumed in the Merger as required by Accounting Principles Board Opinion No. 16, the Company recorded $50.0 million for accrued contingent payments, $40.0 million related to the approval of ONTAK(TM) and $10.0 million for payments to Marathon and Lilly, $15.0 million for the value of Marathon property and equipment and has capitalized a value of $37.3 million for the acquired technology related to ONTAK(TM), as Seragen had received its Complete Review Letter from the FDA at the time of acquisition.

On September 29, 1998, the Company and Elan Corporation, plc ("Elan") signed a binding letter of agreement. Elan purchased approximately $20.0 million of the Company's Common Stock in two installments. On September 29, 1998, Elan purchased 1,278,970 shares of the Company's Common Stock for $14.9 million ($11.65 per share). The second installment to purchase 437,768 shares for $5.1 million ($11.65 per share) occurred at the closing of the transaction on November 9, 1998.

Elan purchased from the Company at the closing, $40.0 million in issue price of Zero Coupon Convertible Senior Notes, due 2008 with an 8.0% per annum yield to maturity (the "Notes"). Of these Notes $30.0 million are convertible into the Company's Common Stock at $14.00 per share. The balance issued of $10.0 million along with up to an additional $70.0 million of Notes which Elan may also purchase will be convertible into the Company's Common Stock at a price which is the average of the closing prices of the Company's Common Stock for the 20 trading days immediately prior to the issuance of a Note plus a premium; however, in no event will the conversion price be less than $14.00 per share or more than $20.00 per share. Interest will accrue during the term of the Notes, and the Notes may be used to finance the final payments for the Seragen Merger expected in 1999 as well as other acquisitions of complementary technologies, subject to the consent of Elan.

Elan also agreed to exclusively license to the Company in the United States and Canada its proprietary product Morphelan(TM). For the rights to Morphelan(TM), the Company will pay Elan certain license fees at the closing of the transaction, and milestone payments upon the occurrence of certain events up to and including the approval of the New Drug Application ("NDA") in the United States. Payment may be in cash or subject to certain conditions in the Company's Common Stock or Notes. At closing, the Company paid Elan $5.0 million through the issuance of 429,185 shares of the Company's Common Stock ($11.65 per share) and $10.0 million from the issuance of Notes.

In December 1994, the Company and Allergan, Inc. ("Allergan") formed Allergan Ligand Retinoid Therapeutics, Inc. ("ALRT") to continue the research and development activities previously conducted by the Allergan Ligand Joint Venture (the "Joint Venture"). In June 1995, the Company and ALRT completed a public offering of 3,250,000 units (the "Units") with aggregate proceeds of $32.5 million (the "ALRT Offering") and cash contributions by Allergan and the Company of $50.0 million and $17.5 million, respectively, providing for net proceeds of $94.3 million for retinoid product research and development. Each Unit consisted of one share of ALRT's callable common stock ("Callable Common Stock") and two warrants, each warrant entitling the holder to purchase one share of the Common Stock of the Company. In September 1997, the Company and Allergan exercised their respective options to purchase all of the Callable Common Stock (the "Stock Purchase Option") and certain assets (the "Asset Purchase Option") of ALRT. The Company's exercise of the Stock Purchase Option required the issuance of 3,166,567 shares of the Company's Common Stock along with cash payments totaling $25.0 million, to holders of the Callable Common Stock in November 1997. Allergen's exercise of the Asset Purchase Option required a cash payment of $8.9 million to ALRT in November 1997, which was used by the Company to pay a portion of the Stock Purchase Option. Prior to September 1997, cash received from ALRT was recorded as contract revenue. As a result of the ALRT buyback, research expenditures incurred related to ALRT activities are no longer reimbursed, eliminating the ALRT contract revenue recognition. The buyback of ALRT was accounted for using the purchase method of accounting. The excess of the purchase price over the fair value of net assets acquired was allocated to in-process technology and written off resulting in a one time non-cash charge to results of operations of $65.0 million in 1997.

RESULTS OF OPERATIONS

Three Months Ended September 30, 1998 ("1998"), as Compared with Three Months Ended September 30, 1997 ("1997")

The Company had revenues of $3.9 million for 1998 compared to revenues of $10.2 million for 1997. The decrease in revenues is primarily due to the buyback of ALRT which resulted in reduced revenue of $6.7 million in 1998 compared to 1997, completion of the Glaxo-Wellcome, plc ("Glaxo") and Sankyo Company Ltd. ("Sankyo") collaborations in 1997 resulting in reduced revenues in 1998 of $432,000 and $667,000, respectively compared to 1997, completion of the American Home Products Corporation ("AHP") collaboration in 1998 resulting in reduced revenue of $917,000 compared to 1997, offset by increased revenues of $2.6 million in 1998 from a new research and development collaboration with Lilly which began in November 1997. Revenues in 1998 were derived from the Company's research and development agreements with (i) Lilly of $2.6 million, (ii) SmithKline Beecham Corporation ("SmithKline Beecham") of $886,000, (iii) Abbott Laboratories ("Abbott") of $300,000, (iv) AHP of $99,000, as well as from product sales of in-licensed products by Ligand's Canadian subsidiary of $103,000. Revenues for 1997 were derived from the Company's research and development agreements with (i) ALRT of $6.7 million, (ii) AHP of $1.0 million,
(iii) SmithKline Beecham of $1.0 million, (iv) Sankyo of $667,000, (v) Glaxo of $432,000, (vi) Abbott of $300,000, as well as from product sales of in-licensed products by Ligand's Canadian subsidiary of $99,000.

For 1998, research and development expenses decreased to $17.0 million from $18.0 million in 1997. The decrease in expenses was primarily due to initial drug product validation costs incurred in 1997 and the closure of Glycomed's Alameda facility and completion of the research portion of the Sankyo collaboration in October 1997. Selling, general and administrative expenses increased to $3.8 million in 1998 from $2.5 million in 1997. The increase was primarily attributable to personnel additions and increased expenses in preparation for commercialization activities. Interest income decreased to $521,000 in 1998 from $798,000 in 1997 due to a decrease in cash as a result of cash used to fund development and clinical programs and to support the growth in commercialization activities. Interest expense was $2.0 million for 1998 and 1997. A realized gain of $2.0 million was due to the sale of equity securities in 1998.

A one-time charge of $30.0 million was incurred in 1998 due to the Merger.

The Company has significant net operating loss carryforwards for federal and state income taxes which are available subject to Internal Revenue Code Sections 382 and 383 carryforward limitations.

Nine Months Ended September 30, 1998 ("1998"), as Compared with Nine Months Ended September 30, 1997 ("1997")

The Company had revenues of $13.4 million for 1998 compared to revenues of $29.9 million for 1997. The decrease in revenues is primarily due to the buyback of ALRT which resulted in reduced revenue of $18.9 million in 1998 compared to 1997, completion of the Glaxo and Sankyo collaborations in 1997, resulting in reduced revenues in 1998 of $1.3 million and $2.1 million, respectively compared to 1997, completion of the AHP collaboration resulting in a revenue decrease of $2.3 million in 1998 compared to 1997, offset by increased revenues of $7.5 million in 1998 from the new collaboration with Lilly which began in November 1997. Revenues in 1998 were derived from the Company's research and development agreements with (i) Lilly of $7.5 million, (ii) SmithKline Beecham of $2.7 million, (iii) AHP of $1.3 million, (iv) Abbott of $900,000, product sales of in-licensed products by Ligand's Canadian subsidiary of $282,000 and a one-time license fee payment of $686,000. Revenues for 1997 were derived from the Company's research and development agreements with (i) ALRT of $18.9 million,
(ii) AHP of $3.4 million, (iii) SmithKline Beecham of $2.5 million, (iv) Sankyo of $2.1 million, (v) Abbott of $1.4 million, (vi) Glaxo of $1.3 million as well as from product sales of in-licensed products by Ligand's Canadian subsidiary of $325,000.

For 1998, research and development expenses decreased to $49.2 million in 1998 from $51.4 million in 1997. The decrease in expenses was primarily due to initial drug product validation costs incurred in 1997 and the closure of Glycomed's Alameda facility and completion of the research portion of the Sankyo collaboration in October 1997, offset by increased expenses related to completion of phase III trials and NDA preparation and submission for the Company's lead product candidate. Selling, general and administrative expenses increased to $9.9 million in 1998 from $7.4 million in 1997. The increase was primarily attributable to personnel additions and increased expenses in preparation for commercialization activities. Interest income decreased to $2.4 million in 1998 from $2.8 million in 1997. The decrease is due to the usage of cash to fund development and clinical programs and support the growth in commercialization activities. Interest expense decreased to $5.9 million in 1998, from $6.1 million in 1997 due to the conversion of convertible notes. A realized gain of $2.0 million was due to the sale of equity securities in 1998.

A one-time charge of $30.0 million was incurred in 1998 due to the Merger.

The Company has significant net operating loss carryforwards for federal and state income taxes which are available subject to Internal Revenue Code Sections 382 and 383 carryforward limitations.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations through private and public offerings of its equity securities, collaborative research revenues, capital and operating lease transactions, issuance of convertible notes, investment income and product sales. From inception through September 30, 1998, the Company has raised cash proceeds of $216.5 million from sales of equity securities: $78.2 million from the Company's public offerings and an aggregate of $138.3 million from private placements and the exercise of options and warrants.

As of September 30, 1998, the Company had acquired an aggregate of $43.3 million in property, laboratory and office equipment (including Marathon) and $4.8 million in tenant leasehold improvements. Of these totals, $15.0 million was recorded in the Seragen Merger and will be paid in cash or common stock, at the Company's option, while substantially all of the balance has been funded through capital lease and equipment note obligations. In addition, the Company leases its office and laboratory facilities under operating leases. In July 1994, the Company entered into a long-term lease related to the construction of a new laboratory facility, which was completed and occupied in August 1995. In March 1997, the Company entered into a long-term lease, related to a second build-to-suit facility and loaned the construction partnership $3.7 million at an annual interest rate of 8.5% which will be paid back monthly over a 10-year period. The second build-to-suit facility was completed and occupied in December 1997. In February 1997, the Company signed a master lease agreement to finance future capital equipment up to $1.5 million, and in July 1997, the master lease agreement was extended to December 1998 to include up to an additional $4.5 million. Each individual schedule under the extended master lease agreement will be paid back monthly with interest over a five-year period. As of September 30, 1998, the company had $1.0 million available to finance future capital equipment.

Working capital decreased to $27.2 million as of September 30, 1998, from $62.4 million at the end of 1997. The decrease in working capital resulted from a decrease in cash payments in 1998 due to increases in clinical trials and product development expenses and accruals in late 1997, increased selling expenses, semi-annual interest payments due on convertible subordinated debentures and convertible notes and the Merger obligations, offset by the $14.9 million equity investment by Elan in September 1998. For the same reasons, cash and cash equivalents, short-term investments and restricted cash decreased to $43.6 million at September 30, 1998 from $86.3 million at December 31, 1997. The Company primarily invests its cash in United States government and investment grade corporate debt securities.

In April 1998, SmithKline Beecham plc. and the Company initiated a new collaboration to develop small molecule drugs for the treatment or prevention of obesity. As part of the collaboration, SmithKline Beecham plc. purchased 274,423 shares of Ligand Common Stock for $5.0 million ($18.22 per share), a 20% premium over a 15-day average of the daily closing price of the Company's Common Stock prior to execution of the agreement. The premium has been deferred and will be recognized as revenue over the two-year period in which services will be provided under the collaborative agreement. SmithKline Beecham plc. also purchased for $1.0 million a warrant to purchase 150,000 shares of Ligand Common Stock at $20.00 per share. The warrant expires in five years, and Ligand may require SmithKline Beecham plc. to exercise the warrant under certain circumstances after three years. SmithKline Beecham plc. will also purchase additional Ligand Common Stock at a 20% premium if a certain research milestone is achieved and will make cash payments to Ligand if subsequent milestones are met.

In June 1998, the Company converted $3.8 million of the convertible notes outstanding to AHP into 374,625 shares of the Company's Common Stock at a $10.01 conversion price.

In August 1998, the Company paid merger consideration in the amount of $30.0 million, $4.0 million of which was cash and $26.0 million of which was in the form of approximately 1,858,515 shares of the Company's Common Stock valued at $13.99 per share under the terms of the Merger. The merger agreement also calls for an additional $37.0 million payment in cash and/or Company Common Stock, at the Company's option, to be paid six months after the date of receipt of final FDA clearance to market ONTAK(TM). The $37.0 million payment will not be made, however, if ONTAK(TM) is not cleared by the FDA by August 12, 2000.

On September 29, 1998, Elan purchased 1,278,970 shares of the Company's Common Stock for $14.9 million ($11.65 per share), an additional 437,768 shares for $5.1 million ($11.65 per share) was purchased by Elan upon closing of the transaction. Elan purchased from the Company, at the closing, $40.0 million in issue price of Zero Coupon Convertible Senior Notes, due 2008 with an 8.0% per annum yield to maturity. Elan may also purchase up to an additional $70.0 million of Notes which will be convertible into the Company's Common Stock at $14.00 to $20.00 per share.

Upon the closing, Elan also licensed its proprietary product, Morphelan(TM) to the Company in the U.S. and Canada. The Company agreed to pay certain upfront license fees on the closing and milestones upon the occurrence of certain events. Payments may be in cash or subject to certain conditions in the Company's Common Stock or Notes.

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

YEAR 2000 COMPLIANCE

Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, many companies' software and computer systems may need to be upgraded or replaced in order to comply with such "Year 2000" requirements. The impact of the Year 2000 issue may affect other systems that utilize imbedded computer chip technology, including, but not limited to, building controls, security systems or laboratory equipment. It may also impact the ability to obtain products or services if the provider encounters and fails to resolve "Year 2000" related problems.

The Company has established an active program to identify and resolve Year 2000 related issues. This program includes the review and assessment of information technology and non-information technology systems, as well as third parties with which the Company has a material relationship. This program consists of four phases: inventory, risk assessment, problem validation, and problem resolution. The inventory phase identified potential risks posed to the company. They include, but are not limited to, computer software, computer hardware, telecommunications systems, laboratory equipment, facilities systems (security, environment control, alarm), service providers (contract research organizations, consultants, product distribution), and other third parties. The risk assessment phase categorized and prioritized each risk by potential impact to the organization. The problem validation phase tests each potential risk, according to priority, to determine if an action risk exists. In the case of critical third parties this step will include a review of their Year 2000 plans and activities. The problem resolution phase will, for each validated risk, determine the method/strategy for alleviating the risk. It may include anything from replacement of hardware or software to process modification to selection of alternative vendors. This step also includes the development of contingency plans. The Company initiated this program earlier in the year and is currently working on the problem validation phase. It is expected that this phase will be completed by the end of 1998 at which time contingency plans will be determined and that the problem resolution phase will be completed by the end of the third quarter in 1999.

To date, certain of the Company's internal information technology and non-information technology systems have been identified as not being Year 2000 compliant. In addition, the Company utilizes critical third-party service providers, for which full assessment of their Year 2000 compliance has not yet been completed. This assessment is taking place as part of the current problem validation phase. The Company is actively correcting problems as they are identified. These corrections include the replacement of hardware and software systems, the identification of alternative service providers, and the creation of contingency plans. Current estimated cost of identified problems is approximately $100,000 for hardware and software upgrades or modifications. In addition it is estimated that approximately $400,000 of internal personnel costs will be required to complete the remaining phases of the project. The Company does not believe that the cost of these actions will have a material adverse affect on the Company's business. It is expected that any problems identified in the remaining phases of the project will be able to be resolved as part of normal operating expenses.

A failure of the Company's internal computer systems or of third-party equipment or software used by the Company, or of systems maintained by the Company's suppliers, to be Year 2000 compliant may have a material adverse effect on the Company's business. In addition, adverse changes in the purchasing patterns of the Company's potential customers as a result of Year 2000 issues affecting such customers may have a material adverse effect on the Company's business. These expenditures by potential customers may result in reduced funds available to purchase the Company's products, which could have a material adverse effect on the Company's business.

RISKS AND UNCERTAINTIES

In addition to the other business information contained herein, the following are among the factors that should also be considered carefully in evaluating Ligand, its wholly-owned subsidiaries, Glycomed Inc., Seragen, Inc., Ligand Pharmaceuticals (Canada) Incorporated and Allergan Ligand Retinoid Therapeutics, Inc. ("Ligand" or the "Company") and its business.

Uncertainty of Product Development and Commercialization and Related Technology. Ligand was founded in 1987 and has not generated any revenues from the sale of products developed by Ligand or its collaborative partners. To achieve profitable operations, the Company, alone or with others, must successfully develop, clinically test, market and sell its products. Any products resulting from the Company's or its collaborative partners' product development efforts are not expected to be available for sale until the end of the year, if at all. No assurance can be given that required regulatory approvals from the FDA or equivalent foreign authorities for their intended indications or any other indication with respect to ONTAK(TM), Panretin gel (alitretinoin) 0.1%, Morphelan(TM), or any other potential products will be obtained in a timely manner or at all. If any such approvals are not obtained, it could have a material adverse effect on the Company's business.

The development of new pharmaceutical products is highly uncertain and subject to a number of significant risks. Potential products that appear to be promising at early stages of development may not reach the market for a number of reasons. Such reasons include the possibilities that potential products are found during preclinical testing or clinical trials to be ineffective or to cause harmful side effects, that they fail to receive necessary regulatory approvals, are difficult or uneconomical to manufacture on a large scale, fail to achieve market acceptance or are precluded from commercialization by proprietary rights of third parties. To date, Ligand's resources have been substantially dedicated to the research and development of potential pharmaceutical products based upon its expertise in IR and STATs technologies, while Seragen has concentrated its efforts on potential pharmaceutical products based on its fusion protein technology. Even though certain pharmaceutical products act through IRs, some aspects of the Company's IR technologies have not been used to produce marketed products. In addition, the Company is not aware of any drugs that have been developed and successfully commercialized that interact directly with STATs. Much remains to be learned about the location and function of IRs and STATs. The Company expects that its potential products, ONTAK(TM) for cutaneous T-cell lymphoma CTCL and Panretin gel for AIDS-related Kaposi's Sarcoma ("KS") will not be available for commercial sale until the end of the year, if at all. Potential products tested in preclinical trials may not be successful in human clinical trials. Products currently in, or which in the future advance to, various phases of human clinical trials may not prove to be efficacious, or unintended or unacceptably high levels of toxic side effects may occur. Most of the Company's potential products will require extensive additional development, including preclinical testing and clinical trials, as well as regulatory approvals, prior to commercialization. A number of factors may prevent successful commercialization, including a failure of the Company's product development efforts, failure to obtain required regulatory approvals from the FDA or equivalent foreign authorities for any indication, failure to produce any products, if introduced, in commercial quantities at reasonable costs or failure to successfully market such products. Further, the Company has no sales and only limited marketing capabilities outside Canada, and even if the Company's products in internal development are approved for marketing, the Company may not be able to develop such capabilities or successfully market such products.

Uncertainties Related to Regulatory Review of ONTAK(TM) and Panretin Gel. In December 1997, Seragen submitted a Biologic License Application ("BLA") to the FDA requesting clearance to market its lead molecule, ONTAK(TM), for the treatment of patients with advanced CTCL who have received previous treatment with other agents. In May 1998, Ligand announced the submission of a New Drug Application ("NDA") to the FDA for Panretin gel (altitretinoin) 0.1% for the treatment of AIDS-related KS and was granted priority review by the FDA in July, 1998. Panretin gel will be reviewed by the Oncologic Drug Advisory Committee ("ODAC") on November 16, 1998.

On June 2, 1998, Ligand and Seragen announced that ODAC had voted favorably on questions put to it by the FDA regarding the efficacy of, and the acceptability of the incidence and severity of toxicity associated with, ONTAK(TM) for the treatment of patients with recurrent or persistent CTCL. ODAC also recommended that treating physicians should decide the appropriate doses within a prescribed dose range. ODAC's votes, although not binding, will be considered by the FDA in its review of the BLA.

On June 9, 1998, the FDA issued a Complete Review Letter to Seragen in respect to its BLA. The Center for Biologics Evaluation and Research ("CBER"), the division of the FDA responsible for reviewing Seragen's application, no longer issues so-called "approvable" or "non-approvable" letters at the conclusion of their formal review of license applications when the action is not an approval. Instead, the CBER issues letters signifying that a complete review of all information and data submitted has been carried out. Per the CBER's January 22, 1998 correspondence to applicants, a complete review letter "summarizes all of the deficiencies and describes actions necessary to place the application in a condition for approval."

The Complete Review Letter fulfills the FDA's commitment under the Prescription Drug User Fee Act to a six-month review of the BLA, which was designated for priority review. Upon the issuance of the Complete Review Letter, the review clock was suspended with respect to the BLA and will not be reactivated until all deficiencies have been addressed by Seragen.

The Complete Review Letter identified certain deficiencies in the BLA related to safety, efficacy, manufacturing and product characterization. Seragen believes it addressed and responded to the issues set out in the Complete Review Letter and is awaiting final FDA action.

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

History of Operating Losses; Accumulated Deficit; Future Capital Needs; Uncertainty of Additional Funding. Ligand has experienced significant operating losses since its inception in 1987. As of September 30, 1998, Ligand had an accumulated deficit of approximately $355.0 million. To date, substantially all of Ligand's revenues have consisted of amounts received under collaborative arrangements. The Company expects to incur additional losses due to continued requirements for research and development, preclinical testing, clinical trials, regulatory activities, establishment of manufacturing processes and sales and marketing capabilities.

The discovery, development and commercialization of products will require the commitment of substantial resources to conduct research, preclinical testing and clinical trials, to establish pilot scale and commercial scale manufacturing processes and facilities, and to establish and develop quality control, regulatory, marketing, sales and administrative capabilities. The future capital requirements of the Company will depend on many factors, including the pace of scientific progress in its research and development programs, the magnitude of these programs, the scope and results of preclinical testing and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims, competing technological and market developments, the ability to establish additional collaborations, changes in existing collaborations, the cost of manufacturing scale-up and the effectiveness of the Company's commercialization activities. To date, Ligand has not generated any revenue from the sales of products developed by Ligand or its collaborative partners. Ligand may not be able to, independently or through its collaborations, successfully develop, manufacture or market any products or ever achieve or sustain revenues or profitability from the commercialization of such products. Moreover, even if profitability is achieved, the level of that profitability cannot be accurately predicted. Ligand expects that operating results will fluctuate from quarter to quarter as a result of differences in the timing of expenses incurred and the revenues received from collaborative arrangements and other sources. Some of these fluctuations may be significant. The Company believes that its available cash, cash equivalents, marketable securities and existing sources of funding will be adequate to satisfy its anticipated capital requirements through 1999.

Glycomed's outstanding indebtedness includes $50.0 million principal amount of 7 1/2% Convertible Subordinated Debentures Due 2003 (the "Debentures"). Glycomed may not have the funds necessary to pay the interest on and the principal of the Debentures or, if not, that it will be able to refinance the Debentures when due. If Glycomed does not have such funds, it will be forced to refinance the Debentures and may not be successful in doing so. In November 1998,

Ligand issued $40.0 million in issue price of Notes to Elan. Failure to make payments when due under the Debentures would trigger an event of default under the Notes.

The Company has incurred negative cash flow from operations since inception and does not expect to generate positive cash flow to fund its operations for at least the next year. As a result, additional equity or debt financings may be required in the near future to fund the Company's operations. Additional equity or debt financings may not be available on acceptable terms, if at all. In addition, such financings, if consummated, may not be adequate to meet the Company's capital requirements. Any additional equity or convertible debt financings could result in substantial dilution to Ligand's stockholders. For instance, the Notes are convertible into Common Stock at the option of Elan. If adequate funds are not available, the Company may be required to delay, reduce the scope of or eliminate one or more of their drug development programs or attempt to continue development by entering into arrangements with collaborative partners or others that may require the Company to relinquish some or all of its rights to certain technologies or drug candidates that the Company would not otherwise relinquish. Any inability of the Company to obtain additional financing or of the Company or Glycomed to service its obligations under outstanding indebtedness could have a material adverse effect on the Company's business.

Uncertainties Related to Clinical Trials. Before obtaining required regulatory approvals for the commercial sale of each product under development, the Company and its collaborators must demonstrate through preclinical studies and clinical trials that such product is safe and efficacious for use. The results of preclinical studies and initial clinical trials are not necessarily predictive of results that will be obtained from large-scale clinical trials. Clinical trials of any product under development may not demonstrate the safety and efficacy of a product to the satisfaction of the regulatory authorities, or at all, or may not result in a marketable product. The safety and efficacy of a therapeutic product under development by the Company must be supported by extensive data from clinical trials. A number of companies have suffered significant setbacks in advanced clinical trials, despite promising results in earlier trials. The failure to demonstrate adequately the safety and efficacy of a therapeutic drug under development would delay or prevent regulatory approval of the product and could have a material adverse effect on the Company's business. In addition, the FDA may require additional clinical trials, which could result in increased costs and significant development delays.

The rate of completion of clinical trials of the Company's potential products is dependent upon, among other factors, obtaining adequate clinical supplies and the rate of patient accrual. Patient accrual is a function of many factors, including the size of the patient population, the proximity of patients to clinical sites and the eligibility criteria for the trial. Delays in planned patient enrollment in clinical trials may result in increased costs, program delays or both, which could have a material adverse effect on the Company's business. In addition, some of the Company's current collaborative partners have certain rights to control the planning and execution of product development and clinical programs. These may impede the Company's ability to conduct such programs in accordance with the schedules and in the manner currently contemplated by the Company for such programs. There can be no assurance that, if clinical trials are completed, the Company or its collaborative partners will submit an NDA or BLA with respect to any potential products or that any such application will be reviewed and approved by the FDA in a timely manner, if at all.

Reliance on Collaborative Relationships. The Company's strategy for the development, clinical testing, manufacturing and commercialization of certain of its potential products includes entering into collaborations with corporate partners, licensors, licensees and others. To date, Ligand has entered into drug discovery and development collaborations with Lilly, SmithKline Beecham, AHP, Abbott, Sankyo, Glaxo, Allergan and Pfizer Inc. These collaborations provide Ligand with funding and research and development resources for potential products for the treatment or control of metabolic diseases, hematopoiesis, women's health disorders, inflammation, cardiovascular disease, cancer and skin disease, and osteoporosis, respectively. The Company's collaborative agreements allow its collaborative partners significant discretion in electing to pursue or not to pursue any development program. The Company's collaborations may not continue and may not be successful. In addition, Ligand's collaborators may not pursue alternative technologies either on their own or in collaboration with others as a means of developing drugs competitive with the types of drugs currently being developed in collaboration with Ligand, and any such action may result in the withdrawal of support and increased competition for the Company's programs. In addition, if products are approved for marketing under these programs, any revenues to Ligand from these products will be dependent on the manufacturing, marketing and sales efforts of its collaborators, which generally retain commercialization rights under the collaborative agreements. Ligand's current collaborators also generally have the right to terminate their respective collaborations under certain circumstances. If any of the Company's collaborative partners were to breach or terminate its agreements with the Company or otherwise fail to conduct its collaborative activities successfully, the development of the Company's products under such agreements would be delayed or terminated. The delay or termination of any of the collaborations could have a material adverse effect on the Company's business.

There can be no assurance that disputes will not arise in the future with Ligand's collaborators, including with respect to the ownership of rights to any technology developed. For example, the Company was involved in litigation with Pfizer, which was settled in April 1996, with respect to Ligand's rights to receive milestones and royalties based on the development and commercialization of droloxifene. These and other possible disagreements between collaborators and the Company could lead to delays in the achievement of milestones or receipt of milestone payments or research revenue, to delays or interruptions in, or termination of, collaborative research, development and commercialization of certain potential products, or could require or result in litigation or arbitration, which could be time consuming and expensive and could have a material adverse effect on the Company's business.

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

Ligand's success will depend in part on its ability to obtain patent protection for its technology both in the United States and other countries. A number of pharmaceutical and biotechnology companies and research and academic institutions have developed technologies, filed patent applications or received patents on various technologies that may be related to Ligand's business. Some of these patent applications, patents or technologies may conflict with Ligand's technologies or patent applications. Any such conflict could limit the scope of the patents, if any, that Ligand may be able to obtain or result in the denial of Ligand's patent applications. In addition, if patents that cover Ligand's activities are issued to other companies, Ligand may not able to obtain licenses to such patents at a reasonable cost, if at all, or be able to develop or obtain alternative technology. The Company has from time to time had, continues to have and may have in the future discussions with its current and potential collaborators regarding the scope and validity of the Company's patent and other proprietary rights to its technologies, including the Company's co-transfection assay. If a collaborator or other party were successful in having substantial patent rights of the Company determined to be invalid, it could adversely affect the ability of the Company to retain existing collaborations beyond their expiration or could where contractually permitted, encourage their termination. Such a determination could also adversely affect the Company's ability to enter into new collaborations. If any disputes should arise in the future with respect to the rights in any technology developed with a collaborator or with respect to other matters involving the collaboration, there could be delays in the achievement of milestones or receipt of milestone payments or research revenues, or interruptions or termination of collaborative research, development and commercialization of certain potential products, and litigation or arbitration could result. Any of the foregoing matters could be time consuming and expensive and could have a material adverse effect on the Company.

Ligand owns or has exclusive rights to more than 130 currently pending patent applications in the United States relating to Ligand's technology, as well as foreign counterparts of certain of these applications in many countries. Patents may not be issued from any of these applications or, if patents do issue, sufficient claims to protect Ligand's technology may not be allowed. In addition, Ligand is the owner or exclusive licensee of rights covered by approximately 290 worldwide patents issued or allowed to it or to The Salk Institute of Biological Studies ("The Salk Institute"), Baylor College of Medicine ("Baylor") and other licensors. Further, patents issued to Ligand or to licensors of Ligand's technology may be challenged, invalidated, circumvented or rendered unenforceable based on, among other things, subsequently discovered prior art, lack of entitlement to the priority of an earlier, related application, or failure to comply with the written description, best mode, enablement or other applicable requirements. In addition, rights granted under any such patents may not provide significant proprietary protection or commercial advantage to Ligand. The invalidation, circumvention or unenforceability of any of Ligand's patent protection could have a material adverse effect on the Company' business.

The commercial success of Ligand will also depend in part on Ligand's not infringing patents issued to competitors and not breaching technology licenses that cover technology used in Ligand's products. It is uncertain whether any third-party patents will require Ligand to develop alternative technology or to alter its products or processes, obtain licenses or cease certain activities. If any such licenses are required, there can be no assurance that Ligand will be able to obtain such licenses on commercially favorable terms, if at all. Failure by Ligand to obtain a license to any technology that it may require to commercialize its products could have a material adverse effect on Ligand's business. Litigation, which could result in substantial cost to Ligand, may also be necessary to enforce any patents issued or licensed to Ligand or to determine the scope and validity of third-party proprietary rights. There can be no assurance that Ligand's patents or those of its licensors, if issued, would be held valid by a court or that a competitor's technology or product would be found to infringe such patents. If any of its competitors have filed patent applications in the United States which claim technology also invented by Ligand, Ligand may be required to participate in interference proceedings declared by the U.S. Patent and Trademark Office ("PTO") in order to determine priority of invention and, thus, the right to a patent for the technology, which could result in substantial cost to Ligand to determine its rights.

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

Ligand also relies upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain its competitive position. There can be no assurance that others will not independently develop substantially equivalent proprietary information or otherwise gain access to or disclose such information regarding Ligand. It is Ligand's policy to require its employees, certain contractors, consultants, members of its Scientific Advisory Board and parties to collaborative agreements to execute confidentiality agreements upon the commencement of employment or consulting relationships or a collaboration with Ligand. These agreements may be breached by the other parties to the agreements, or they may not provide meaningful protection of Ligand's trade secrets or adequate remedies in the event of unauthorized use or disclosure of such information. As a result of these and other factors Ligand's trade secrets may become known or be independently discovered by its competitors.

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

Under a Service Agreement which expires January 31, 1999, Seragen depends on Marathon's ability to provide certain services relating to product research, development, manufacturing, clinical trials, quality control and quality assurance. The Marathon employees providing such services are comprised primarily of former employees of Seragen. In addition, neither Seragen nor Marathon, have ever engaged in large-scale manufacturing.

Limited Sales and Marketing Capability. The creation of infrastructure to commercialize pharmaceutical products is a difficult, expensive and time-consuming process. Ligand currently has no sales and only limited marketing capability outside Canada. In Canada, Ligand has been appointed as the sole distributor of two oncology products, Proleukin, which was developed by Cetus Oncology Corporation and PHOTOFRIN, which was developed by QLT PhotoTherapeutics, Inc. To market any of its products directly, the Company will need to develop a marketing and sales force with technical expertise and distribution capability or contract with other pharmaceutical and/or health care companies with distribution systems and direct sales forces. The Company may not be able to establish direct or indirect sales and distribution capabilities or may not be successful in gaining market acceptance for proprietary products or for other products. To the extent the Company enters into co-promotion or other licensing arrangements, any revenues received by the Company will be dependent on the efforts of third parties, and there can be no assurance that any such efforts will be successful.

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

Product Liability and Insurance Risks. Ligand's business exposes it to potential product liability risks which are inherent in the testing, manufacturing and marketing of human therapeutic products. Certain of the compounds the Company is investigating could be injurious to humans. For example, retinoids as a class are known to contain compounds which can cause birth defects. Ligand currently has limited product liability insurance; however, there can be no assurance that Ligand will be able to maintain such insurance on acceptable terms or that such insurance will provide adequate coverage against potential liabilities. The Company expects to procure additional insurance when its products progress to a later stage of development and if any rights to later-stage products are in-licensed in the future. To the extent that product liability insurance, if available, does not cover potential claims, the Company will be required to self-insure the risks associated with such claims. A successful product liability claim or series of claims brought against the Company could have a material adverse effect on the Company's business.

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

Use of Hazardous Materials. Ligand's research and development involves the controlled use of hazardous materials, chemicals and various radioactive compounds. For example, retinoids as a class are known to contain compounds which can cause birth defects. Although the Company believes that its current safety procedures for handling and disposing of such materials, chemicals and compounds comply with the standards prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of any accident, the Company could be held liable for any damages that result and any such liability could be significant. The Company may incur substantial costs to comply with environmental regulations. Any such event could have a material adverse effect on the Company's business.

Volatility of Stock Price. The market prices and trading volumes for securities of emerging companies, like Ligand, have historically been highly volatile and have experienced significant fluctuations unrelated to the operating performance of such companies. Future announcements concerning the Company or its competitors may have a significant impact on the market price of the Common Stock. Such announcements might include the results of research, development testing, technological innovations, new commercial products, government regulation, receipt of regulatory approvals by competitors, failure to receive regulatory approvals by Ligand, developments concerning proprietary rights, litigation or public concern as to the safety of the products.

Absence of Cash Dividends. No cash dividends have been paid on the Company's Common Stock to date, and Ligand does not anticipate paying cash dividends in the foreseeable future.

Effect of Shareholder Rights Plan and Certain Anti-Takeover Provisions. In September 1996, the Company's Board of Directors adopted a preferred shares rights plan (the "Shareholder Rights Plan") which provides for a dividend distribution of one preferred share purchase right (a "Right") on each outstanding share of the Company's Common Stock. Each Right entitles stockholders to buy 1/1000th of a share of Ligand Series A Participating Preferred Stock at an exercise price of $100, subject to adjustment. The Rights will become exercisable following the tenth day after a person or group announces acquisition of 20% or more of the Company's Common Stock, or announces commencement of a tender offer, the consummation of which would result in ownership by the person or group of 20% or more of the Company's Common Stock. The Company will be entitled to redeem the Rights at $0.01 per Right at any time on or before the earlier of the tenth day following acquisition by a person or group of 20% or more of the Company's Common Stock and September 13, 2006. In connection with the Elan transactions, the Company amended the Shareholder Rights Plan to exclude Elan's ownership of Ligand securities, in certain circumstances, from the operation of the plan.

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

PART II.       OTHER INFORMATION

ITEM 2.        CHANGES IN SECURITIES AND USE OF PROCEEDS

On November 9, 1998 (the "Closing"), the Company completed the issuance and sale of an aggregate of 2,145,923 shares of the Company's Common Stock (the "Shares") to an affiliate of Elan, a non-U.S. entity (the "Investor"). The Shares were issued pursuant to a stock purchase agreement at $11.65 per Share. 1,716,738 of the Shares, representing an aggregate consideration of $20.0 million, were paid by the Investor in cash. The remaining 429,185 Shares, representing an aggregate consideration of $5.0 million, were issued by the Company for payment of certain licensing fees. There were no underwriting discounts or commissions. On the Closing, the Investor also purchased from the Company $40.0 million in issue price of Zero Coupon Convertible Senior Notes, due 2008 with an 8.0% per annum yield to maturity (the "Notes"), pursuant to a securities purchase agreement. Of these Notes, $30.0 million are convertible into the Company's Common Stock at $14.00 per share and the balance of $10 million are convertible into the Company's Common Stock at a price which is the average of the closing prices of the Company's Common Stock for the 20 trading days immediately prior to the issuance of the Notes, plus a premium; however, in no event will the conversion price be less than $14.00 per share or more than $20.00 per share. The Company received $30.0 million in cash under the Notes. The remaining $10.0 million in Notes were issued by the Company for payment of certain licensing fees. There were no underwriting discounts or commissions.

The offers and sales of the Shares and the Notes to the Investor were made pursuant to a claim of exemption under Regulation S promulgated by the Securities and Exchange Commission. The sales of the Shares and the Notes to the Investor were made in "Offshore Transactions" (as defined in Regulation S) and no "Directed Selling Efforts" (as defined in Regulation S) were made by the Company or any of its affiliates. The Investor represented and warranted among other things, that it was not a "U.S. Persons" (as defined in Regulation S), and that it was purchasing the Shares and the Notes for investment only and not with a view to distribution. Appropriate legends in compliance with Regulation S were affixed to the certificates for the Shares and the Notes. In addition, the Company did not use any general advertisement or solicitation in connection with the offer or sale of the Shares or the Notes to the Investor.


ITEM 5.     OTHER INFORMATION

The information set forth in Item 2, Part II is hereby incorporated by reference.

ITEM 6. (A)       EXHIBITS

Exhibit 3.1(1) Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.2).

Exhibit 3.2(1)    Bylaws of the Company, as amended (filed as Exhibit 3.3).

Exhibit 3.3(2) Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Ligand Pharmaceuticals Incorporated (Exhibit 3.1).

Exhibit 10.1 Secured Promissory Note, dated March 7, 1997, in the face amount of $3,650,000, payable to the Company by Nexus Equity VI LLC.

Exhibit 10.2 Amended memorandum of Lease effective March 7, 1997, between the Company and Nexus Equity VI LLC.

Exhibit 10.3 First Amendment to Lease, dated March 7, 1997, between the Company and Nexus Equity VI LLC.

Exhibit 10.4 First Amendment to secured Promissory Note, dated March 7, 1997, payable to the Nexus Equity VI LLC.

Exhibit 10.5* Letter of Agreement dated September 28, 1998 among the Company, Elan Corporation, plc and Elan International Services, Ltd.

Exhibit 10.6* Stock Purchase Agreement dated September 30, 1998 between the Company and Elan International Services, Ltd.

Exhibit 10.7 Tenth Addendum to Registration Rights Agreement dated September 30, 1998 between the Company and Elan International Services Ltd.

Exhibit 27.1      Financial Data Schedule

(1) These exhibit was previously filed as part of, and are hereby incorporated by reference to the numbered exhibit filed with, the Registration Statement on Form S-4 (No. 33-90160) filed on March 9, 1995, as amended.

(2) This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with, the Registration Statement on Form S-1/S-3 (No. 33-87598 and 33-87600) filed on December 20, 1994, as amended.

* Certain confidential portions of these Exhibits were omitted by means of marking such portions with an asterisk (the "Mark"). These Exhibits have been filed separately with the Secretary of the Commission without the Mark pursuant to the Company's Application Requesting Confidential Treatment under Rule 24b-2 of the Securities Exchange Act of 1934.

ITEM 6. (B)       REPORTS ON FORMS 8-K
                  The Company filed a Report on Form 8-K on August 25, 1998 relating to the Seragen Merger transaction.

                  The Company filed a Report on Form 8-K/A on September 25, 1998 relating to the Seragen Merger transaction.

                       LIGAND PHARMACEUTICALS INCORPORATED

                               September 30, 1998




                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                            Ligand Pharmaceuticals Incorporated


Date: November 16, 1998                      By /s/ PAUL V. MAIER
                                               -------------------------------
                                               Paul V. Maier
                                               Senior Vice President and Chief
                                               Financial Officer