Form 10-K/A
period 1997-12-31
LIGAND PHARMACEUTICALS INC
filed 1998-11-25
CIK 886163

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K/A
                                 AMENDMENT NO. 1

MARK ONE
[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997, OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD                        COMMISSION FILE NUMBER: 0-20720
FROM ______ TO _______.

                       LIGAND PHARMACEUTICALS INCORPORATED
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                    DELAWARE                              77-0160744
        (STATE OF OTHER JURISDICTION OF                (I.R.S. EMPLOYER
         INCORPORATION OR ORGANIZATION)              IDENTIFICATION NO.)
           10275 SCIENCE CENTER DRIVE                     92121-1117
                 SAN DIEGO, CA                            (ZIP CODE)
    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)


       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (619) 550-7500

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                          COMMON STOCK, $.001 PAR VALUE
         WARRANTS TO PURCHASE ONE SHARE OF COMMON STOCK, $.001 PAR VALUE
                         PREFERRED SHARE PURCHASE RIGHTS

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

                                EXPLANATORY NOTE

     This Annual Report on Form 10-K/A for the fiscal year ended December 31, 1997 is being filed solely to refile a new version of Exhibits 10.169 and 10.172 hereto (pursuant to a confidential treatment request filed with the Securities and Exchange Commission (the "Commission")) and to amend the list of Exhibits and the Exhibit Index included herein relating thereto. The 10-K/A constitutes Amendment No. 1 to Ligand Pharmaceuticals Incorporated's Annual report on Form 10-K for the fiscal year ended December 31, 1997.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(c) EXHIBITS.

          EXHIBIT
            NO.                                   DESCRIPTION
          --------                                -----------
#           2.1          Agreement of Merger, dated February 7, 1995 by and
                         among Ligand Pharmaceuticals Incorporated, LG
                         Acquisition Corp. and Glycomed Incorporated (other
                         Exhibits omitted, but will be filed by the Company with
                         the Commission upon request).
#           2.2          Form of Plan of Merger.
#           3.2          Amended and Restated Certificate of Incorporation of
                         the Company.
&           3.3          Bylaws of the Company, as amended.
X           3.4          Certificate of Designation of Rights, Preferences and
                         Privileges of Series A Participating Preferred Stock of
                         Ligand Pharmaceuticals Incorporated. (Exhibit 3.1).
*           4.1          Specimen stock certificate for shares of Common Stock
                         of the Company.
#          10.1          The Company's 1992 Stock Option/Stock Issuance Plan, as
                         amended.
*          10.2          Form of Stock Option Agreement.
*          10.3          Form of Stock Issuance Agreement.
*          10.7          The Company's 1988 Stock Option Plan, as amended.
*          10.8          Form of Incentive Stock Option Agreement (Installment
                         Vesting).
*          10.9          Form of Non-Qualified Stock Option Agreement
                         (Installment Vesting).
*          10.10         Form of Consultant Non-Qualified Stock Option Agreement
                         (Immediate Vesting).
*          10.12         1992 Employee Stock Purchase Plan.
*          10.13         Form of Stock Purchase Agreement.
*          10.29         Consulting Agreement, dated October 20, 1988, between
                         the Company and Dr. Ronald M. Evans, as amended by
                         Amendment to Consulting Agreement, dated August 1,
                         1991, and Second Amendment to Consulting Agreement,
                         dated March 6, 1992.
*          10.30         Form of Proprietary Information and Inventions
                         Agreement. Research and License.
*          10.31         Agreement, dated March 9, 1992, between the Company and
                         Baylor College of Medicine (with certain confidential
                         portions omitted).
*          10.33         License Agreement, dated November 14, 1991, between the
                         Company and Rockefeller University (with certain
                         confidential portions omitted).
*          10.34         License Agreement and Bailment, dated July 22, 1991,
                         between the Company and the Regents of the University
                         of California (with certain confidential portions
                         omitted).
*          10.35         Agreement, dated May 1, 1991, between the Company and
                         Pfizer Inc (with certain confidential portions
                         omitted).
*          10.36         License Agreement, dated July 3, 1990, between the
                         Company and the Brigham and Woman's Hospital, Inc.
                         (with certain confidential portions omitted).
*          10.37         Compound Evaluation Agreement, dated May 17, 1990,
                         between the Company and SRI International (with certain
                         confidential portions omitted).
*          10.38         License Agreement, dated January 5, 1990, between the
                         Company and the University of North Carolina at Chapel
                         Hill (with certain confidential portions omitted).
*          10.40         License Agreement, dated January 4, 1990, between the
                         Company and Baylor College of Medicine (with certain
                         confidential portions omitted).
*          10.41         License Agreement, dated October 1, 1989, between the
                         Company and Institute Pasteur (with certain
                         confidential portions omitted).
*          10.42         Sublicense Agreement, dated September 13, 1989, between
                         the Company and AndroBio Corporation (with certain
                         confidential portions omitted).

          EXHIBIT
            NO.                                   DESCRIPTION
          --------                                -----------
*          10.43         License Agreement, dated June 23, 1989, between the
                         Company and La Jolla Cancer Research Foundation (with
                         certain confidential portions omitted).
*          10.44         License Agreement, dated October 20, 1988, between the
                         Company and the Institute for Biological Studies, as
                         amended by Amendment to License Agreement dated
                         September 15, 1989, Second Amendment to License
                         Agreement, dated December 1, 1989 and Third Amendment
                         to License Agreement dated October 20, 1990 (with
                         certain confidential portions omitted).
*          10.45         Agreement dated June 12, 1989, between the Company and
                         the Regents of the University of California.
*          10.46         Form of Indemnification Agreement between the Company
                         and each of its directors.
*          10.47         Form of Indemnification Agreement between the Company
                         and each of its officers.
*          10.50         Consulting Agreement, dated October 1, 1991, between
                         the Company and Dr. Bert W. O'Malley.
*          10.53         Stock And Warrant Purchase Agreement, Dated June 30,
                         1992 Between The Company And Allergan, Inc. And
                         Allergan Pharmaceuticals (Ireland) Ltd., Inc.
*          10.58         Stock Purchase Agreement, dated September 9, 1992,
                         between the Company and Glaxo, Inc.
*          10.59         Research and Development Agreement, dated September 9,
                         1992, between the Company and Glaxo, Inc. (with certain
                         confidential portions omitted).
*          10.60         Stock Transfer Agreement, dated September 30, 1992,
                         between the Company and the Rockefeller University.
*          10.61         Stock Transfer Agreement, dated September 30, 1992,
                         between the Company and New York University.
*          10.62         License Agreement, dated September 30, 1992, between
                         the Company and the Rockefeller University (with
                         certain confidential portions omitted).
*          10.63         Professional Services Agreement, dated September 30,
                         1992, between the Company and Dr. James E. Darnell.
*          10.64         Letter Agreement, dated August 24, 1992, between the
                         Company and Dr. Howard T. Holden.
*          10.65         Letter Agreement, dated August 20, 1992, between the
                         Company and Dr. George Gill.
*          10.66         Letter Agreement, dated September 3, 1992, between the
                         Company and Dr. Lloyd E. Flanders.
*          10.67         Letter Agreement, dated September 11, 1992, between the
                         Company and Mr. Paul Maier.
!!         10.69         Form of Automatic Grant Option Agreement.
**         10.73         Supplementary Agreement, dated October 1, 1993, between
                         the Company and Pfizer, Inc. to Agreement, dated May 1,
                         1991.
!          10.76         Amended Registration Rights Agreement, dated June 24,
                         1994, between the Company and the individuals listed on
                         attached Schedule A, as amended (Exhibit 4.1).
!          10.77         First Addendum to Amended Registration Rights
                         Agreement, dated July 6, 1994, between Company and
                         Abbott Laboratories. (Exhibit 4.2).
***        10.78         Research, Development and License Agreement, dated July
                         6, 1994, between the Company and Abbott Laboratories
                         (with certain confidential portions omitted). (Exhibit
                         10.75).
***        10.79         Stock and Note Purchase Agreement, dated September 2,
                         1994, between the Company and American Home Products
                         Corporation (with certain confidential portions
                         omitted).
***        10.80         Unsecured Convertible Promissory Note dated September
                         2, 1994, in the face amount of $10,000,000 executed by
                         the Company in favor of American Home Products
                         Corporation (with certain confidential portions
                         omitted). (Exhibit 10.78).
***        10.81         Second Addendum to Amended Registration Rights
                         Agreement, dated September 2, 1994, between the Company
                         and American Home Products Corporation.
***        10.82         Research, Development and License Agreement, dated
                         September 2, 1994, between the Company and American
                         Home Products Corporation, as represented by its
                         Wyeth-Ayerst Research Division (with certain
                         confidential portions omitted). (Exhibit 10.77).
***        10.83         Option Agreement, dated September 2, 1994, between the
                         Company and American Home Products Corporation, as
                         represented by its Wyeth-Ayerst Research Division (with
                         certain confidential portions omitted). (Exhibit
                         10.80).
***        10.84         Distribution and Marketing Agreement, dated September
                         16, 1994, between the Company and Cetus Oncology
                         Corporation, a wholly owned subsidiary of the Chiron
                         Corporation (with certain confidential portions
                         omitted). (Exhibit 10.82).
&          10.93         Indemnity Agreement, dated June 3, 1995, between the
                         Company, Allergan, Inc. and Allergan Ligand Retinoid
                         Therapeutics, Inc.

          EXHIBIT
            NO.                                   DESCRIPTION
          --------                                -----------
&          10.94         Tax Allocation Agreement, dated June 3, 1995, between
                         the Company, Allergan, Inc. and Allergan Ligand
                         Retinoid Therapeutics, Inc.
&          10.95         Stock Purchase Agreement, dated June 3, 1995, between
                         the Company, Allergan, Inc. and Allergan
                         Pharmaceuticals (Ireland), Ltd.
&          10.97         Research, Development and License Agreement, dated
                         December 29, 1994, between SmithKline Beecham
                         Corporation and the Company (with certain confidential
                         portions omitted).
&          10.98         Stock and Note Purchase Agreement, dated February 2,
                         1995, between SmithKline Beecham Corporation, S.R. One
                         Limited and the Company (with certain confidential
                         portions omitted).
&          10.99         Third Addendum to Amended Registration Rights
                         Agreement, dated February 3, 1995, between S. R. One,
                         Limited and the Company.
#         10.100         PHOTOFRIN(R) Distribution Agreement, dated March 8,
                         1995, between the Company and Quadra Logic Technologies
                         Inc. (with certain confidential portions omitted).
          10.119(1)      Option and Development Agreement, dated August 15,
                         1990, between Glycomed and Dr. Richard E. Galardy and
                         Dr. Damian Grobelny with exhibit thereto (with certain
                         portions omitted). (Exhibit 10 10.20).
          10.120(1)      Option and Development Agreement, dated November 27,
                         1989, between Glycomed and the President and Fellows of
                         Harvard College with appendices thereto (with certain
                         confidential portions omitted). (Exhibit 10.21)
          10.121(1)      Option and Development Agreement, dated January 1,
                         1991, between Glycomed and UAB Research Foundation with
                         exhibits thereto (with certain confidential portions
                         omitted). (Exhibit 10.22).
          10.122(1)      Joint Venture Agreement, dated December 18, 1990, among
                         Glycomed, Glyko, Inc., Millipore Corporation,
                         Astroscan, Ltd., Astromed, Ltd., Gwynn R. Williams and
                         John Klock, M.D., with exhibits thereto (with certain
                         confidential portions omitted). (Exhibit 10.23).
          10.127(2)      Research and License Agreement, dated April 29, 1992,
                         between Glycomed and the Alberta Research Council with
                         Appendix thereto (with certain confidential portions
                         omitted). (Exhibit 10.28).
          10.130(3)      Amendment to Research and License Agreement, dated July
                         12, 1993, (confidential portions omitted). (Exhibit
                         10.32).
          10.131(4)      Amendments to Research and License Agreement, dated
                         October 22, 1993, December 16, 19 and May 9, 1994
                         between Glycomed and the Alberta Research Council (with
                         certain confidential portions omitted). (Exhibit
                         10.33).
          10.132(4)      License Agreement, dated February 14, 1994 between
                         Glycomed and Sankyo Company, Ltd., for the Far East
                         marketing rights of ophthalmic indications of
                         Galardin(TM) MPI and analogs (with certain confidential
                         portions omitted). (Exhibit 10.34).
          10.133(4)      Collaborative Technology Research and Development
                         Agreement between Glycomed and Sankyo Company, Ltd.,
                         dated June 27, 1994 (with certain confidential portions
                         omitted). (Exhibit 10.35).
          10.136(5)      Amendment to Research and License Agreement, dated
                         September 22, 1994 between Glycomed and Alberta
                         Research Council (with certain confidential portions
                         omitted). (Exhibit 10.38).
#         10.137         First Supplemental Indenture among the Company,
                         Glycomed and Chemical Trust Company of California,
                         Trustee. (Exhibit 10.133).
%%        10.140         Promissory Notes, General Security Agreements and a
                         Credit Terms and Conditions letter dated March 31,
                         1995, between the Company and Imperial Bank (Exhibit
                         10.101).
--        10.142         Stock Purchase Agreement, dated June 27, 1995, between
                         the Company and Sankyo Company, Ltd.
--        10.143         Fifth Addendum to Amended Registration Rights
                         Agreement, dated September 11, 1995 between the Company
                         and Sankyo Company Limited.
--        10.144         Stock Purchase Agreement, dated August 28, 1995,
                         between the Company and Abbott Laboratories.
--        10.145         Sixth Addendum to Amended Registration Rights
                         Agreement, dated August 31, 1995, between the Company
                         and Abbott Laboratories.
--        10.146         Amendment to Research and Development Agreement, dated
                         January 16, 1996, between the Company and American Home
                         Products Corporation, as amended.

          EXHIBIT
            NO.                                   DESCRIPTION
          --------                                -----------
--        10.147         Amendment to Stock Purchase Agreement, dated January
                         16, 1996, between the Company and American Home
                         Products Corporation.
--        10.148         Lease, dated July 6, 1994, between the Company and
                         Chevron/Nexus partnership, First Amendment to lease
                         dated July 6, 1994.
  X       10.149         Successor Employment Agreement, signed May 1, 1996,
                         between the Company and David E. Robinson.
  x       10.150(6)      Master Lease Agreement, signed May 30, 1996, between
                         the Company and USL Capital Corporation.
  x       10.151         Settlement Agreement and Mutual Release of all Claims,
                         signed April 20, 1996, between the Company and Pfizer,
                         Inc. (with certain confidential portions omitted).
  x       10.152         Letter Amendment to Abbott Agreement, dated March 14,
                         1996, between the Company and Abbott Laboratories (with
                         certain confidential portions omitted).
 Xx       10.153         Letter Agreement, dated August 8, 1996, between the
                         Company and Dr. Andres Negro-Vilar.
 ##       10.154         Preferred Shares Rights Agreement, dated as of
                         September 13, 1996, by and between Ligand
                         Pharmaceuticals Incorporated and Wells Fargo Bank, N.A.
                         (Exhibit 10.1).
          10.155(6)      Letter Agreement, dated November 4, 1996, between the
                         Company and William Pettit.
          10.156(6)      Letter Agreement, dated February 6, 1997, between the
                         Company and Russell L. Allen.
          10.157(6)      Master Lease Agreement, signed February 13, 1997,
                         between the Company and Lease Management Services.
          10.158(6)      Lease, dated March 7, 1997, between the Company and
                         Nexus Equity VI LLC.
          10.159(6)      Eighth Addendum to amended registration rights
                         agreement, dated June 24, 1994, as amended between
                         Ligand Pharmaceuticals and S.R. One, Limited and is
                         effective as of February 10, 1997.
          10.160(6)      Seventh Addendum to amended registration rights
                         agreement, dated June 24, 1994, as amended between
                         Ligand Pharmaceuticals and S.R. One, Limited and is
                         effective as of November 10, 1995.
          10.161(7)      Settlement Agreement, License and Mutual General
                         Release between Ligand Pharmaceuticals and SRI/LJCRF,
                         dated August 23, 1995 (with certain confidential
                         portions omitted).
          10.162(8)      Limited Extension of Collaborative Technology Research,
                         Option and Development Agreement between Ligand
                         Pharmaceuticals and Sankyo Company Limited, dated June
                         24, 1997.
          10.163(8)      Extension of Master Lease Agreement between Lease
                         Management Services and Ligand Pharmaceuticals dated
                         July 29, 1997.
          10.164(9)      Third Amendment to Agreement, dated September 2, 1997,
                         between the Company and American Home Products
                         Corporation.
          10.165(10)     Amended and Restated Technology Cross License
                         Agreement, dated September 24, 1997, among the Company,
                         Allergan, Inc. and Allergan Ligand Retinoid
                         Therapeutics, Inc.
          10.166(10)     Transition Agreement, dated September 24, 1997, among
                         the Company, Allergan, Inc. and Allergan Ligand
                         Retinoid Therapeutics, Inc.
          10.167(10)     Development and License Agreement, dated November 25,
                         1997, between the Company and Eli Lilly and Company
                         (with certain confidential portions omitted).
          10.168(10)     Collaboration Agreement, dated November 25, 1997, among
                         the Company, Eli Lilly and Company, and Allergan Ligand
                         Retinoid Therapeutics, Inc. (with certain confidential
                         portions omitted).
          10.169(11)     Option and Wholesale Purchase Agreement, dated November
                         25, 1997, between the Company and Eli Lilly and Company
                         (with certain confidential portions omitted).
          10.170(10)     Stock Purchase Agreement, dated November 25, 1997,
                         between the Company and Eli Lilly and Company.
          10.171(10)     First Amendment to Option and Wholesale Purchase
                         Agreement dated February 23, 1998, between the Company
                         and Eli Lilly and Company.
          10.172(11)     Second Amendment to Option and Wholesale Purchase
                         Agreement, dated March 16, 1998, between the Company
                         and Eli Lilly and Company (with certain confidential
                         portions omitted).
            21.1(10)     Subsidiaries of Registrant.
            23.1(10)     Consent of Ernst & Young LLP, Independent Auditors.
            24.1(10)     Power of Attorney.
            27.1(10)     Financial Data Schedule.

----------

* These exhibits were previously filed as part of, and are hereby incorporated by reference to, the same numbered exhibit filed with the Company's Registration Statement on Form S-1 (No. 33-47257) filed on April 16, 1992 as amended.
% These exhibits were previously filed as part of, and are hereby incorporated by reference to, the same numbered exhibit filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1992.
** These exhibits were previously filed as part of, and are hereby incorporated by reference to, the same numbered exhibit filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1993.
*** These exhibits were previously filed as part of, and are hereby incorporated by reference to, the same numbered exhibit (except as otherwise noted) filed with the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1994.
! These exhibits were previously filed as part of, and are hereby incorporated by reference to, the exhibit filed with the Company's Form 8-K, filed on July 14, 1994.
!! This exhibit was previously filed as part of, and is hereby incorporated by reference to Exhibit 99.1 filed with the Company's Form S-8 (No. 33-85366), filed on October 17, 1994.
& These exhibits were previously filed as part of, and are hereby incorporated by reference to, the same numbered exhibit filed with the Registration Statement on Form S-1/S-3 (No.
          33-87598 and 33-87600) filed on December 20, 1994, as amended.
# These exhibits were previously filed as part of, and are hereby incorporated by reference to the numbered exhibit filed with the Registration Statement on Form S-4 (No. 33-90160) filed on March 9, 1995, as amended.
%% This exhibit was previously filed as part of, and are hereby incorporated by reference to the same numbered exhibit filed with the Company's Quarterly report on Form 10-Q for the period ended September 30, 1995.
-- These exhibits were filed previously, and are hereby incorporated by reference to the same numbered exhibit filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1995.
x These exhibits were previously filed as part of, and are hereby incorporated by reference to the same numbered exhibit filed with the Company's Quarterly report on Form 10-Q for the period ended June 30, 1996.
Xx This exhibit was previously filed as part of, and are hereby incorporated by reference at the same numbered exhibit filed with the Company's Quarterly report on Form 10-Q for the period ended September 30, 1996.
## These exhibits were previously filed as part of, and are hereby incorporated by reference, the same numbered exhibit filed with the Company's Registration Statement on Form S-3 (No. 333-12603) filed on September 25, 1996, as amended.
(1) Filed as an exhibit to Glycomed's Registration Statement on Form S-1 (No. 33-39961) filed on or amendments thereto and incorporated herein by reference.
(2) Filed as an exhibit to Glycomed's Annual Report on Form 10-K (File No. 0-19161) filed on September 25, 1992 and incorporated herein by reference.
(3) Filed as an exhibit to Glycomed's Annual Report on Form 10-K (File No. 0-19161) filed on September 13, 1993 and incorporated herein by reference.
(4) Filed as an amendment to Glycomed's Annual Report on Form 10-K (File No. 0-19161) filed on September 27, 1994 and incorporated herein by reference.
(5) Filed as an exhibit to Glycomed's Quarterly Report on Form 10-Q (File No. 0-19161) filed on February 10, 1995 and incorporated herein by reference.
(6) This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company's Annual Report on Form 10-K for the period ended December 31, 1996.
(7) This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1997.
(8) This exhibit was previously filed as part of, and is hereby incorporated by reference to the same same numbered exhibit filed with the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1997.

    (9) This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1997.
    (10) This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company's Annual Report on Form 10-K for the period ended December 31, 1997.
    (11) Refiled herewith after confidential treatment requested with respect to certain portions of this exhibit was denied by the Commission. Confidential treatment with respect to certain portions of this exhibit was granted.

                                   SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   LIGAND PHARMACEUTICALS
                                   INCORPORATED

                                   By: /s/ DAVID E. ROBINSON
                                      ------------------------------------------
                                           David E. Robinson,
                                           President and Chief Executive Officer

Date: November 24, 1998




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


                    SIGNATURE                                       TITLE                         DATE
                    ---------                                       -----                         ----
/s/           DAVID E. ROBINSON                       Chairman of the Board, President,     November 24, 1998
-------------------------------------------------   Chief Executive Officer and Director
              David E. Robinson                        (Principal Executive Officer)

/s/           PAUL V. MAIER                             Senior Vice President, Chief        November 24, 1998
-------------------------------------------------      Financial Officer and Treasurer
              Paul V. Maier                               (Principal Financial and
                                                             Accounting Officer)

-------------------------------------------------                 Director
              Henry F. Blissenbach

                     *                                            Director                  November 24, 1998
-------------------------------------------------
              Alexander D. Cross

                     *                                            Director                  November 24, 1998
-------------------------------------------------
              John Groom

                     *                                            Director                  November 24, 1998
-------------------------------------------------
              Irving S. Johnson

                     *                                            Director                  November 24, 1998
-------------------------------------------------
              Carl C. Peck

                     *                                            Director                  November 24, 1998
-------------------------------------------------
              Victoria R. Fash




*  By:  /s/   DAVID E. ROBINSON
      -------------------------------------------
              David E. Robinson
              Attorney-In-Fact