Form 10-Q
period 1999-03-31
LIGAND PHARMACEUTICALS INC
filed 1999-05-14
CIK 886163

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


 MARK ONE

      [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999 OR

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

       As of April 30, 1999 the registrant had 46,612,073 shares of Common Stock outstanding.

                       LIGAND PHARMACEUTICALS INCORPORATED
                                QUARTERLY REPORT

                                    FORM 10-Q


                                TABLE OF CONTENTS

COVER PAGE........................................................................................  1


TABLE OF CONTENTS.................................................................................  2


PART I.  FINANCIAL INFORMATION

      ITEM 1.  Financial Statements

      Consolidated Balance Sheets as of March 31, 1999 and December 31, 1998......................  3

      Consolidated Statements of Operations for the three months ended March 31, 1999 and 1998....  4

      Consolidated Statements of Cash Flows for the three months ended March 31, 1999 and 1998....  5

      Notes to Consolidated Financial Statements..................................................  6

      ITEM 2.  Management's Discussion and Analysis of Financial Condition and
               Results of Operations..............................................................  7

      ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk......................... 16


PART II.  OTHER INFORMATION

      ITEM 1.  Legal Proceedings..................................................................  *

      ITEM 2.  Changes in Securities and Use of Proceeds.......................................... 17

      ITEM 3.  Defaults upon Senior Securities....................................................  *

      ITEM 4.  Submission of Matters to a Vote of Security Holders................................  *

      ITEM 5.  Other Information.................................................................. 17

      ITEM 6.  Exhibits and Reports on Form 8-K................................................... 17


SIGNATURE......................................................................................... 18


* No information provided due to inapplicability of item.

PART I.    FINANCIAL INFORMATION
ITEM 1     FINANCIAL STATEMENTS

                       LIGAND PHARMACEUTICALS INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                         March 31,     December 31,
                                                                           1999           1998
                                                                        ----------     ------------
                                                                       (Unaudited)
ASSETS
Current assets:
    Cash and cash equivalents                                             $  11,011      $  32,801
    Short-term investments                                                   35,694         37,166
    Accounts receivable                                                       4,327            830
    Inventories                                                               6,167          6,166
    Other current assets                                                      1,134          1,030
                                                                          ---------      ---------
           Total current assets                                              58,333         77,993
Restricted short-term investments                                             2,244          2,554
Property and equipment, net                                                  22,931         23,722
Acquired technology                                                          39,976         40,312
Notes receivable from officers and employees                                    500            544
Other assets                                                                 11,342         10,895
                                                                          ---------      ---------
                                                                          $ 135,326      $ 156,020
                                                                          =========      =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                      $   7,113      $  12,363
    Accrued liabilities                                                       6,549          7,216
    Deferred revenue                                                          3,110          4,115
    Current portion of obligations under capital leases                       3,263          3,201
                                                                          ---------      ---------
           Total current liabilities                                         20,035         26,895
Long-term obligations under capital leases                                    7,328          8,165
Accrued acquisition obligation                                               40,000         50,000
Convertible note                                                              2,500          2,500
Convertible subordinated debentures                                          39,971         39,302
Zero coupon convertible senior notes                                         41,252         40,520
Stockholders' equity:
    Convertible preferred stock, $.001 par value; 5,000,000
      shares authorized; none issued                                             --             --
    Common stock, $.001 par value; 80,000,000 shares
      authorized; 46,601,200 shares and 45,690,067 shares issued
      at March 31, 1999 and December 31, 1998, respectively                      47             46
    Paid-in capital                                                         394,901        384,715
    Adjustment for unrealized losses on available-for-sale securities          (509)          (482)
    Accumulated deficit                                                    (410,188)      (395,630)
                                                                          ---------      ---------
                                                                            (15,749)       (11,351)
    Less treasury stock, at cost (1,114 shares
      at March 31, 1999 and December 31, 1998)                                  (11)           (11)
                                                                          ---------      ---------
           Total stockholders' equity                                       (15,760)       (11,362)
                                                                          ---------      ---------
                                                                          $ 135,326      $ 156,020
                                                                          =========      =========



See accompanying notes.

                       LIGAND PHARMACEUTICALS INCORPORATED
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                          Three Months Ended
                                                                 March 31,
                                                       ------------------------
                                                         1999            1998
                                                       --------        --------
Revenues:
  Product sales                                        $  4,366        $     92
  Contract manufacturing sales                              297              --
  Collaborative research and development,
       and other milestone revenues                       5,618           4,974
                                                       --------        --------
                       Total revenues                    10,281           5,066

Costs and expenses:
  Cost of products sold                                   2,583             175
  Research and development expenses                      14,469          14,732
  Selling, general and administrative                     5,875           2,769
                                                       --------        --------
       Total  costs and expenses                         22,927          17,676
                                                       --------        --------

Loss from operations                                    (12,646)        (12,610)
Interest income                                             750           1,052
Interest expense                                         (2,663)         (1,982)
                                                       --------        --------
Net loss                                               $(14,559)       $(13,540)
                                                       ========        ========

Basic and diluted loss per share                       $   (.32)       $   (.35)
                                                       ========        ========
Shares used in computing net loss per share              45,794          38,565
                                                       ========        ========




    See accompanying notes.

                       LIGAND PHARMACEUTICALS INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                          Three Months Ended
                                                                               March 31,
                                                                        -----------------------
                                                                           1999          1998
                                                                        --------       --------
OPERATING ACTIVITIES
Net loss                                                                $(14,559)      $(13,540)
Adjustments to reconcile net loss to net cash used by operating activities:
      Depreciation and amortization                                        1,309          1,053
      Amortization of notes receivable from officers and employees            44             50
      Amortization of acquired technology                                    336             --
      Accretion of debt discount and interest                              1,401            668
      Change in operating assets and liabilities:
           Accounts receivable                                            (3,497)          (257)
           Inventory                                                          (1)           (37)
           Other current assets                                             (104)          (883)
           Accounts payable and accrued liabilities                       (5,917)        (7,411)
           Deferred revenue                                               (1,005)           270
                                                                        --------       --------
  Net cash used in operating activities                                  (21,993)       (20,087)

INVESTING ACTIVITIES
Purchase of short-term investments                                        (9,364)       (19,878)
Proceeds from short-term investments                                      10,811          6,386
Increase in notes receivable from officers and employees                      --            (75)
Payment of notes receivable from officers and employees                       --              8
Increase in other assets                                                  (3,549)        (2,234)
Decrease in other assets                                                   3,102            309
Purchase of property and equipment                                          (518)          (833)
                                                                        --------       --------
  Net cash (used in) provided by investing activities                        482        (16,317)

FINANCING ACTIVITIES
Principal payments on obligations under capital leases                      (775)          (784)
Net change in restricted short-term investment                               310            248
Net proceeds from sale of common stock                                       186            742
                                                                        --------       --------
  Net cash provided by financing activities                                 (279)           206
                                                                        --------       --------
Net decrease in cash and cash equivalents                                (21,790)       (36,198)
Cash and cash equivalents at beginning of period                          32,801         62,252
                                                                        --------       --------
Cash and cash equivalents at end of period                              $ 11,011       $ 26,054
                                                                        ========       ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid                                                           $  2,242       $  2,327

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES:
Additions to obligations under capital leases                                $--       $    827
Conversion of accrued acquisition obligation to common stock              10,000             --


See accompanying notes.

                       LIGAND PHARMACEUTICALS INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                 MARCH 31, 1999

1. BASIS OF PRESENTATION

   The consolidated financial statements of Ligand Pharmaceuticals Incorporated ("Ligand") for the three months ended March 31, 1999 and 1998 are unaudited. These financial statements reflect all adjustments, consisting of only normal recurring adjustments which, in the opinion of management, are necessary to fairly present the consolidated financial position as of March 31, 1999 and the consolidated results of operations for the three months ended March 31, 1999 and 1998. The results of operations for the period ended March 31, 1999 are not necessarily indicative of the results to be expected for the year ending December 31, 1999. For more complete financial information, these financial statements, and the notes thereto, should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1998 included in the Ligand Pharmaceuticals Incorporated Form 10-K filed with the Securities and Exchange Commission.

   In June 1997, the Financial Accounting Standards Board issued SFAS 130, Reporting Comprehensive Income and SFAS 131, Segment Information. Both of these standards are effective for fiscal years beginning after December 15, 1997. SFAS 130 requires that all components of comprehensive income, including net income, be reported in the financial statements in the period in which they are recognized. SFAS 130 requires the change in net unrealized gains (losses) on available-for-sale securities to be included in comprehensive income. As adjusted for this item, comprehensive net loss for the three month periods ended March 31, 1999 and 1998 is $(14.6) million and $(12.3) million, respectively. SFAS 131 amends the requirements for public enterprises to report financial and descriptive information about its reportable operating segments. Ligand currently operates in one business and operating segment and does not believe adoption of this standard will have a material impact on the Ligand's financial statements as reported.

2.  NET LOSS PER SHARE

   Net loss per share is computed using the weighted average number of common shares outstanding.

3.  INVENTORIES

   Inventories are stated at the lower of cost or market.

   The products Panretin(R) and ONTAK(TM) received approval for marketing by the FDA in early February 1999. Ligand outsources all manufacturing related to the production of Panretin(R) commercial inventory. ONTAK(TM) commercial inventory is produced at the manufacturing facility of Marathon Biopharmaceuticals, Incorporated, a fully owned subsidiary acquired in January 1999. Inventory also includes Targretin(R) ("Targretin") for which a New Drug Application ("NDA") will be filed in 1999. In preparation for the approval by the FDA, if received, Ligand has manufactured commercial quantities of Targretin of approximately $1.3 million of work-in-process inventory as of March 31, 1998. If the FDA does not approve the NDA, and Targretin is not approved for commercial sale, any capitalized costs related to Targretin will be expensed.

PART I.    FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   This quarterly report may contain predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties, including those discussed below at "Risks and Uncertainties." This outlook represents our current judgment on the future direction of our business. Such risks and uncertainties could cause actual results to differ materially from any future performance suggested below. We undertake no obligation to release publicly the results of any revisions to these forward-looking statements to reflect events or circumstances arising after the date of this quarterly report.

OVERVIEW

   Since January 1989, we have devoted substantially all of our resources to our intracellular receptor, also known as IR, and signal transducers and activators of transcription, also known as STATs, drug discovery and development programs. We have been unprofitable since our inception. We expect to incur substantial additional operating losses until the commercialization of our products, begun in the first quarter of 1999, generates sufficient revenues to cover our expenses. We expect that our operating results will fluctuate from quarter to quarter as a result of differences in the timing of expenses incurred and revenues earned from collaborative arrangements and product sales. Some of these fluctuations may be significant. As of March 31, 1999, our accumulated deficit was $410.2 million.

   In January 1999, we formed Ligand Pharmaceuticals International, Inc. to develop a global pharmaceutical business.

   In January 1999, we purchased substantially all of the assets of Marathon Biopharmaceuticals LLC for $5.0 million through the issuance of 402,820 shares of our common stock, at $12.41 per share with an additional $3.0 million to be paid in August 1999. The purchase of the assets was completed under an agreement between Ligand, Marathon Biopharmaceuticals LLC and other subsidiaries of Boston University dated May 11, 1998.

   In February 1999, the FDA granted us marketing approval for our first two products, Panretin(R) gel for the treatment of patients with cutaneous AIDS-related Kaposi's sarcoma (KS) and ONTAK(TM) for the treatment of patients with persistent or recurrent cutaneous T-cell lymphoma (CTCL) whose malignant cells express the CD25 component of the IL-2 receptor.

   In February 1999, we submitted a Marketing Authorization Application (MAA) with the European Agency for the Evaluation of Medicinal Products (EMEA) for Panretin(R) gel for the treatment of cutaneous lesions of patients with AIDS-related KS.

   In February 1999, Eli Lilly and Company (Lilly) decided to discontinue the development efforts for three first generation compounds in the Retinoid X Receptor (RXR) program in diabetes. Instead, Lilly and Ligand have agreed to focus their efforts on the RXR modulator second generation program, which has compounds with improved therapeutic indices relative to the three first generation compounds and on co-agonists of the PPAR receptor program.

   In March 1999, we signed marketing and distribution agreements with Ferrer Internacional, S.A. (Ferrer) to exclusively market and distribute when approved, in Spain, Portugal, Greece, and Central and South America Ligand's five near-term oncology products: ONTAK(TM), Panretin(R) gel, Panretin(R) capsules, Targretin(R) gel and Targretin(R) capsules.

RESULTS OF OPERATIONS

Three Months Ended March 31, 1999 ("1999"), as compared with Three Months Ended March 31, 1998 ("1998")

   Total revenues for 1999 were $10.3 million, an increase of $5.2 million as compared to 1998. Net loss for 1999 was $14.6 million, an increase of $1.0 million from 1998. The principal factors causing these changes are discussed below.

   Product sales for 1999 were $4.4 million, as compared to $92,000 in 1998. The increase is due to the revenues from sales of our products, Panretin(R) gel and ONTAK(TM), approved by the FDA in February 1999.

   Contract manufacturing sales for 1999 were $297,000 as compared to $0 in 1998. These sales were generated under contract manufacturing agreements performed at the Marathon Biopharmaceuticals facility acquired in January 1999.

   Collaborative research and development and other milestone revenues for 1999 were $5.6 million, an increase of $644,000 or 13%, over 1998. The increase was primarily due to an initial payment of $1.5 million received from Ferrer in connection with the marketing and distribution agreements entered into in March 1999, partially offset by (a) a one-time payment of $686,000 received from Cytel Corporation (Cytel) in 1998 and (b) additional payments of $530,000 received from American Home Products Corporation (AHP) in 1998. The quarter-to-quarter comparison of collaborative research and development, and other milestone revenues is as follows ($,000):

                                                                March 31,
                                                        ------------------------
                                                         1999              1998
                                                        ------            ------
Eli Lilly and Company                                   $2,709            $2,500
Ferrer Internacional S.A                                 1,500                --
SmithKline Beecham, plc                                    934               784
Abbott Laboratories                                        300               300
American Home Products                                     175               705
Cytel Corporation                                           --               686
                                                        ------            ------
                                                        $5,618            $4,974
                                                        ======            ======


   Cost of products sold increased from $175,000 in 1998 to $2.6 million in 1999. The increase is due to manufacturing costs and royalty expenses of $1.3 million associated with our new products as well as costs of $1.3 million incurred at the Marathon Biopharmaceuticals facility which, except for the impact of unutilized production capacity in the first quarter, we expect to recover when services performed under contracts for our contract manufacturing operation are completed and invoiced.

   Research and development expenses were $14.5 million in 1999, compared to $14.7 million in 1998. Selling, general and administrative expenses were $5.9 million in 1999, up from $2.8 million in 1998. The increase was due primarily to increased costs associated with the expansion of our sales and marketing activities related to the launch of our new products.

   Interest income declined from $1.1 million in 1998 to $750,000 in 1999, reflecting lower cash balances following the use of cash to fund development and clinical programs and to support commercialization activities as well as lower interest rates on the available cash balances.

   Interest expense in 1999 was $2.7 million, an increase of $681,000 over 1998. The increase is due to the accretion related to the $40.0 million in issue price of zero coupon convertible senior notes issued to entities affiliated with Elan Corporation plc.

   We have significant net operating loss carry forwards for federal and state income taxes which are available subject to Internal Revenue Code 382 and 383 carryforward limitations.

LIQUIDITY AND CAPITAL RESOURCES

   We have financed our operations through private and public offerings of our equity securities, collaborative research revenues, issuance of convertible notes, capital and operating lease transactions, investment income and product sales. From inception through March 31, 1999, we have raised cash proceeds of $244.6 million from sales of equity securities: $166.4 million from private placements and the exercise of options and warrants and $78.2 million from public offerings.

   As of March 31, 1999, we had acquired a total of $37.0 million in property, laboratory and office equipment (including assets used by Marathon Biopharmaceuticals) and $5.0 million in tenant leasehold improvements. Of these totals, $7.6 million was recorded in the merger with Seragen and will be paid in cash or common stock, at our option, while substantially all of the balance has been funded through capital lease and equipment note obligations. In addition, we lease our office and laboratory facilities. In July 1994, we entered into a long-term lease related to the construction of a new laboratory facility, which was completed and occupied in August 1995. In March 1997, we entered into a long-term lease, related to a second build-to-suit facility and loaned the construction partnership $3.7 million at an annual interest rate of 8.5% which will be paid back monthly over a 10-year period. The second build-to-suit facility was completed and occupied in December 1997. In February 1997, the Company signed a master lease agreement to finance future capital equipment up to $1.5 million. This master lease agreement was expanded and extended in July 1997 and again in December 1998 and is currently available until March 31, 2000. Each individual schedule under the master lease agreement will be paid back monthly with interest over a five-year period. As of March 31, 1999, we had $2.0 million available to finance future capital equipment. An additional capital equipment line of credit of $2.0 million has been negotiated in May 1999.

   Working capital decreased to $38.3 million as of March 31, 1999, from $51.1 million at the end of 1998. The decrease in working capital resulted from a decrease in cash of $21.8 million offset in part by (a) an increase in accounts receivable of $3.5 million related to the sale of the recently introduced products, (b) a decrease in accounts payable of $5.2 million (c) lower accrued interest payable of $1.0 million and (d) lower deferred revenues of $1.0 million due to the timing of completion of collaboration agreements.

   For the same reasons, cash and cash equivalents, short-term investments and restricted cash decreased to $48.9 million at March 31, 1999 from $72.5 million at December 31, 1998. We primarily invest our cash in United States government and investment grade corporate debt securities.

   In January 1999, we purchased substantially all of the assets of Marathon Biopharmaceuticals for $5.0 million through the issuance of 402,820 shares of our common stock, at $12.41 per share with an additional $3.0 million to be paid in August 1999.

   We believe our available cash, cash equivalents, marketable securities and existing sources of funding will be adequate to satisfy our anticipated operating and capital requirements through 1999. Our future operating and capital requirements will depend on many factors, including: (1) the effectiveness of our commercialization activities (2) the pace of scientific progress in our research and development programs, (3) the magnitude of these programs, (4) the scope and results of preclinical testing and clinical trials,
(5) the time and costs involved in obtaining regulatory approvals, (6) the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims, (7) competing technological and market developments, (8) the ability to establish additional collaborations or changes in existing collaborations, (9) the cost of manufacturing scale-up.

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

   We were founded in 1987. We have incurred significant losses since our inception. At March 31, 1999, our accumulated deficit was $410.2 million. To date, we have received the majority of our revenues from our collaborative arrangements. We expect to incur additional losses as we continue our research and development, testing and regulatory activities and as we establish manufacturing and sales and marketing capabilities. To become profitable, we must successfully develop, clinically test, market and sell our products. Even if we achieve profitability, we cannot predict the level of that profitability or whether we will be able to sustain profitability. We expect that our operating results will fluctuate from period to period as a result of differences in when we incur expenses and receive revenues from collaborative arrangements and other sources. Some of these fluctuations may be significant.

   Most of our products will require extensive additional development, including preclinical testing and human studies, as well as regulatory approvals, before we can market them. We do not expect that any products other than these for which marketing approval has been received resulting from our product development efforts or the efforts of our collaborative partners will be available for sale until the end of the 1999 calendar year at the earliest, if at all. There are many reasons that we may fail in our efforts to develop our other potential products, including the possibility that:

   o we may discover during preclinical testing or human studies that they are ineffective or cause harmful side effects,

   o the products may fail to receive necessary regulatory approvals from the FDA or other foreign authorities in a timely manner or at all,

   o we may fail to produce the products, if approved, in commercial quantities or at reasonable costs, or

   o the proprietary rights of other parties may prevent us from marketing the products.

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

WE NEED TO BUILD MARKETING AND SALES FORCES IN THE UNITED STATES AND EUROPE WHICH WILL BE AN EXPENSIVE AND TIME-CONSUMING PROCESS.

   Developing the sales force to market and sell products is a difficult, expensive and time-consuming process. We recently developed a sales force for the U.S. market and will, at least initially, rely on another company to distribute our products. The distributor will be responsible for providing many marketing support services, including customer service, order entry, shipping and billing, and customer reimbursement assistance. In addition, in Canada we are the sole marketer of two cancer products other companies have developed. We may not be able to continue to establish and maintain the necessary sales and marketing capabilities. To the extent we enter into co-promotion or other licensing arrangements, any revenues we receive will depend on the marketing efforts of others, which may or may not be successful. Our failure to establish an effective sales force, either directly or through others, could adversely affect our business.

SOME OF OUR KEY TECHNOLOGIES HAVE NOT BEEN USED TO PRODUCE MARKETED PRODUCTS AND MAY NOT BE CAPABLE OF PRODUCING SUCH PRODUCTS.

   To date, we have dedicated most of our resources to the research and development of potential drugs based upon our expertise in our IR and STATs technologies. Even though certain marketed drugs act through IRs, some aspects of our IR technologies have not been used to produce marketed products. In addition, we are not aware of any drugs that have been developed and successfully commercialized that interact directly with STATs. Much remains to be learned about the location and function of IRs and STATs. If we are unable to apply our IR and STAT technologies to the development of our potential products, our business could be adversely affected.

OUR DRUG DEVELOPMENT PROGRAMS WILL REQUIRE SUBSTANTIAL ADDITIONAL FUTURE CAPITAL AND WE MAY NEED MORE CAPITAL.

   Our drug development programs require substantial additional capital, arising from costs to:

   o   conduct research, preclinical testing and human studies,

   o establish pilot scale and commercial scale manufacturing processes and facilities, and

   o establish and develop quality control, regulatory, marketing, sales and administrative capabilities.

   Our future operating and capital needs will depend on many factors, including:

   o the pace of scientific progress in our research and development programs and the magnitude of these programs,

   o   the scope and results of preclinical testing and human studies,

   o   the time and costs involved in obtaining regulatory approvals,

   o the time and costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims,

   o   competing technological and market developments,

   o   our ability to establish additional collaborations,

   o   changes in our existing collaborations,

   o   the cost of manufacturing scale-up, and

   o   the effectiveness of our commercialization activities.

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

WE FACE SUBSTANTIAL COMPETITION.

   Some of the drugs that we are developing and marketing will compete with existing treatments. In addition, several companies are developing new drugs that target the same diseases that we are targeting and are taking IR-related and STAT-related approaches to drug development. Many of our existing or potential competitors, particularly large drug companies, have greater financial, technical and human resources than us and may be better equipped to develop, manufacture and market products. Many of these companies also have extensive experience in preclinical testing and human clinical trials, obtaining FDA and other regulatory approvals and manufacturing and marketing pharmaceutical products. In addition, academic institutions, governmental agencies and other public and private research organizations are developing products that may compete with the products we are developing. These institutions are becoming more aware of the commercial value of their findings and are seeking patent protection and licensing arrangements to collect payments for the use of their technologies. These institutions also may market competitive products on their own or through joint ventures and will compete with us in recruiting highly qualified scientific personnel. Any of these companies, academic institutions, government agencies or research organizations may develop and introduce products and processes that compete with or are better than ours. As a result, our products may become noncompetitive or obsolete.

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

   Sales of prescription drugs depend significantly on the availability of reimbursement to the consumer from third party payors, such as government and private insurance plans. These third party payors frequently require drug companies to provide predetermined discounts from list prices, and they are increasingly challenging the prices charged for medical products and services. Our current and potential products may not be considered cost-effective and reimbursement to the consumer may not be available or sufficient to allow us to sell our products on a competitive basis.

WE RELY HEAVILY ON COLLABORATIVE RELATIONSHIPS AND TERMINATION OF ANY OF THESE PROGRAMS COULD HAVE AN ADVERSE EFFECT ON OUR BUSINESS.

   Our strategy for developing and commercializing many of our potential products includes entering into collaborations with corporate partners, licensors, licensees and others. To date, we have entered into collaborations with Eli Lilly and Company, SmithKline Beecham Corporation, American Home Products, Abbott Laboratories, Sankyo Company Ltd., Glaxo-Wellcome plc, Allergan, Inc. and Pfizer Inc. These collaborations provide us with funding and research and development resources for potential products for the treatment or control of metabolic diseases, hematopoiesis, women's health disorders, inflammation, cardiovascular disease, cancer and skin disease, and osteoporosis. These agreements also give our collaborative partners significant discretion when deciding whether or not to pursue any development program. We cannot be certain that our collaborations will continue or be successful.

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

OUR CHARTER DOCUMENTS AND SHAREHOLDER RIGHTS PLAN MAY PREVENT TRANSACTIONS THAT COULD BE BENEFICIAL TO YOU.

   Our shareholder rights plan and provisions contained in our certificate of incorporation and bylaws may discourage transactions involving an actual or potential change in our ownership, including transactions in which you might otherwise receive a premium for your shares over then-current market prices. These provisions also may limit your ability to approve transactions that you deem to be in your best interests. In addition, our board of directors may issue shares of preferred stock without any further action by you. Such issuance's may have the effect of delaying or preventing a change in our ownership.

WE ARE SUBJECT TO YEAR 2000 RISKS FOR WHICH WE MAY NOT BE PREPARED AND WHICH COULD HAVE AN ADVERSE EFFECT ON OUR BUSINESS.

   For a discussion of the risks associated with our year 2000 readiness, please see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Year 2000 Compliance."

PART I.    FINANCIAL INFORMATION
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

   At March 31, 1999 our investment portfolio includes fixed-income securities of $37.9 million. These securities are subject to interest rate risk and will decline in value if interest rates increase. However, due to the short duration of our investment portfolio, an immediate 10% change in interest rates would have no material impact on our financial condition or results of operations.

   We generally conduct business including sales to foreign customers, in U.S. dollars and as a result we have very limited foreign currency exchange rate risk. The effect of an immediate 10% change in foreign exchange rates would not have a material impact on our financial condition or results of operations.

PART II.   OTHER INFORMATION
ITEM 2     CHANGES IN SECURITIES AND USE OF PROCEEDS

   On March 8, 1999, Ligand issued to Eli Lilly & Company ("Lilly") 434,546 shares of the Company's common stock as payment of a $5 million milestone due to Lilly under an agreement with Ligand and Seragen, Inc. covering rights to ONTAK(TM). The shares were issued to a single entity, Lilly, under an exemption from registration under Section 4(2) of the Securities Act of 1933.

ITEM 5     OTHER INFORMATION

   At April 30, 1999, Ligand had outstanding warrants to purchase 4,486,304 shares of Ligand's Common Stock, of which 4,228,054 warrants relate to the Allergan-Ligand Retinoid Therapeutics transaction (the "ALRT warrants"). The ALRT warrants have an exercise price of $7.12 and expire on June 3, 2000.

   In May 1999, Ligand received net proceeds of approximately $3.5 million from an investor who elected to exercise ALRT warrants to purchase 625,000 shares of Ligand common stock. Ligand agreed to pay a cost of money incentive to the investor for the early exercise of those warrants.

ITEM 6 (A)  EXHIBITS

Exhibit 3.1(1) Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.2).

Exhibit 3.2(1)     Bylaws of the Company, as amended (filed as Exhibit 3.3).

Exhibit 3.3        (Amended) Certificate of Designation of Rights,
                   Preferences and Privileges of Series A Participating
                   Preferred Stock of Ligand Pharmaceuticals Incorporated.

Exhibit 10.1(2)    Amendment, dated as of November 9, 1998, between
                   Ligand Pharmaceuticals Incorporated and ChaseMellon
                   Shareholder Services, L.L.C., as Rights Agent (Exhibit 99.1).

Exhibit 10.2(3)    Form of Second Amendment to the Preferred Share
                   Rights Agreement and Certificate of Compliance with Section
                   27 thereof (Exhibit 1).

Exhibit 10.3(4)    Marketing and Distribution Agreement with Ferrer
                   Internacional S.A. to market and distribute Ligand
                   Pharmaceuticals Incorporated products in Spain, Portugal and
                   Greece.

Exhibit 10.4(4)    Marketing and Distribution Agreement with Ferrer
                   Internacional S.A. to market and distribute Ligand
                   Pharmaceuticals Incorporated products in Central and South
                   America.

Exhibit 27.1       Financial Data Schedule

(1) This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with, the Registration Statement on Form S-4 (No.
      333-58823) filed on July 9, 1998.

(2) This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with, the Registration Statement on Form 8-A/A Amendment No. 1 (No. 0-20720) filed on November 10, 1998.

(3) This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with, the Registration Statement on Form 8-A/A Amendment No. 2 (No. 0-20720 filed on December 24, 1998.

(4) Certain confidential portions of this Exhibit were omitted by means of marking such portions with an asterisk (the "Mark"). This Exhibit has been filed separately with the Secretary of the Commission without the Mark pursuant to the Company's Application Requesting Confidential Treatment under Rule 246-2 of the Securities Exchange Act of 1934.

ITEM 6 (B)     REPORTS ON FORMS 8-K-
        No reports on Form 8-K were filed during the quarter ended on March 31, 1999.

                       LIGAND PHARMACEUTICALS INCORPORATED

                                 March 31, 1999




                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                            Ligand Pharmaceuticals Incorporated


Date: May 14, 1999                             By /s/ PAUL V. MAIER
     -----------------------------             ---------------------------------
                                                   Paul V. Maier
                                                   Senior Vice President and
                                                   Chief Financial Officer