Form 10-Q
period 1999-06-30
LIGAND PHARMACEUTICALS INC
filed 1999-08-16
CIK 886163

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


 MARK ONE
      [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999 OR

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


      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      As of July 31, 1999 the registrant had 47,365,453 shares of common stock outstanding.

                       LIGAND PHARMACEUTICALS INCORPORATED
                                QUARTERLY REPORT

                                    FORM 10-Q


                                TABLE OF CONTENTS

COVER PAGE .........................................................................      1


TABLE OF CONTENTS ..................................................................      2


PART I.  FINANCIAL INFORMATION

      ITEM 1.  Financial Statements

      Consolidated Balance Sheets as of June 30, 1999 and December 31, 1998 ........      3

      Consolidated Statements of Operations for the three and six months ended
        June 30, 1999 and 1998 .....................................................      4

      Consolidated Statements of Cash Flows for the six months ended June 30,
        1999 and 1998 ..............................................................      5

      Notes to Consolidated Financial Statements ...................................      6

      ITEM 2.  Management's Discussion and Analysis of Financial Condition
        and Results of Operations ..................................................      9

      ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk ..........     20


PART II.  OTHER INFORMATION

      ITEM 1.  Legal Proceedings ...................................................      *

      ITEM 2.  Changes in Securities and Use of Proceeds ...........................     21

      ITEM 3.  Defaults upon Senior Securities .....................................      *

      ITEM 4.  Submission of Matters to a Vote of Security Holders .................     21

      ITEM 5.  Other Information ...................................................      *

      ITEM 6.  Exhibits and Reports on Form 8-K ....................................     21


SIGNATURE ..........................................................................     23


* No information provided due to inapplicability of item.

PART I.    FINANCIAL INFORMATION
ITEM 1     FINANCIAL STATEMENTS

                       LIGAND PHARMACEUTICALS INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                          June 30,      December 31,
                                                                            1999           1998
                                                                         -----------    ------------
                                                                         (Unaudited)
ASSETS
Current assets:
    Cash and cash equivalents                                             $   8,386      $  32,801
    Short-term investments                                                   25,257         37,166
    Accounts receivable, net                                                  2,898            830
    Inventories                                                               6,458          6,166
    Other current assets                                                      1,169          1,030
                                                                          ---------      ---------
           Total current assets                                              44,168         77,993
Restricted short-term investments                                             2,286          2,554
Property and equipment, net                                                  22,525         23,722
Acquired technology, net                                                     39,640         40,312
Notes receivable from officers and employees                                    456            544
Other assets                                                                 14,223         10,895
                                                                          ---------      ---------
                                                                          $ 123,298      $ 156,020
                                                                          =========      =========
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
    Accounts payable                                                      $   7,601      $  12,363
    Accrued liabilities                                                       6,524          7,216
    Deferred revenue                                                          3,159          4,115
    Current portion of equipment financing obligations                        3,532          3,201
                                                                          ---------      ---------
           Total current liabilities                                         20,816         26,895
                                                                          ---------      ---------

Long-term equipment financing obligations                                     7,562          8,165
                                                                          ---------      ---------
Accrued acquisition obligation                                               40,000         50,000
                                                                          ---------      ---------
Convertible note                                                              2,500          2,500
                                                                          ---------      ---------
Convertible subordinated debentures                                          40,639         39,302
                                                                          ---------      ---------
Zero coupon convertible notes                                                42,053         40,520
                                                                          ---------      ---------
Stockholders' deficit:
    Convertible preferred stock, $.001 par value; 5,000,000
      shares authorized; none issued                                             --             --
    Common stock, $.001 par value; 80,000,000 shares
      authorized; 47,314,576 shares and 45,690,067 shares issued
      at June 30, 1999 and December 31, 1998, respectively                       47             46
    Paid-in capital                                                         401,663        384,715
    Deferred warrant expense                                                 (2,214)            --
    Adjustment for unrealized losses on available-for-sale securities          (575)          (482)
    Accumulated deficit                                                    (429,182)      (395,630)
                                                                          ---------      ---------
                                                                            (30,261)       (11,351)
    Less treasury stock, at cost (1,114 shares
      at June 30, 1999 and December 31, 1998)                                   (11)           (11)
                                                                          ---------      ---------
           Total stockholders' deficit                                      (30,272)       (11,362)
                                                                          ---------      ---------
                                                                          $ 123,298      $ 156,020
                                                                          =========      =========


See accompanying notes.

                       LIGAND PHARMACEUTICALS INCORPORATED
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                  Three Months Ended           Six Months Ended
                                                       June 30,                    June 30,
                                                ----------------------      ----------------------
                                                  1999          1998          1999          1998
                                                --------      --------      --------      --------
Revenues:
  Product sales                                 $  1,931      $     87      $  6,297      $    179
  Contract manufacturing sales                       931            --         1,227            --
  Collaborative research and development,
       and other milestone revenues                5,559         4,300        11,178         9,273
                                                --------      --------      --------      --------
                       Total revenues              8,421         4,387        18,702         9,452
                                                --------      --------      --------      --------

Costs and expenses:
  Cost of products and services sold               2,432            30         5,014           204
  Research and development                        14,612        17,302        29,082        32,033
  Selling, general and administrative              8,167         3,330        14,042         6,100
                                                --------      --------      --------      --------
       Total  costs and expenses                  25,211        20,662        48,138        38,337
                                                --------      --------      --------      --------

Loss from operations                             (16,790)      (16,275)      (29,436)      (28,885)
Interest income                                      525           838         1,275         1,882
Interest expense                                  (2,728)       (1,973)       (5,391)       (3,948)
                                                --------      --------      --------      --------
Net loss
                                                $(18,993)     $(17,410)     $(33,552)     $(30,951)
                                                ========      ========      ========      ========

Basic and diluted net loss per share            $   (.40)     $   (.45)     $   (.73)     $   (.80)
                                                ========      ========      ========      ========
Shares used in computing net loss per share       47,033        38,849        46,129        38,708
                                                ========      ========      ========      ========



See accompanying notes.

                       LIGAND PHARMACEUTICALS INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                 Six Months Ended
                                                                                       June 30,
                                                                                 1999          1998
                                                                                --------      --------
OPERATING ACTIVITIES
Net loss                                                                        $(33,552)     $(30,951)
Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization                                                3,521         2,154
      Amortization of notes receivable from officers and employees                    88            99
      Accretion of debt discount and interest                                      2,871         1,337
      Change in operating assets and liabilities:
           Accounts receivable                                                    (2,068)           --
           Inventories                                                              (292)           --
           Other current assets                                                     (139)       (2,314)
           Accounts payable and accrued liabilities                               (5,454)       (3,772)
           Deferred revenue                                                         (956)        1,675
                                                                                --------      --------
  Net cash used in operating activities                                          (35,981)      (31,772)
                                                                                --------      --------

INVESTING ACTIVITIES
Purchase of short-term investments                                               (15,521)      (25,514)
Proceeds from short-term investments                                              27,337        24,406
Increase in notes receivable from officers and employees                              --          (117)
Increase in other assets                                                          (4,114)       (7,305)
Decrease in other assets                                                             647         1,130
Purchase of property and equipment                                                (1,513)       (2,817)
                                                                                --------      --------
  Net cash (used in) provided by investing activities                              6,836       (10,217)
                                                                                --------      --------

FINANCING ACTIVITIES
Principal payments on equipment financing obligations                             (1,593)       (1,517)
Proceeds from equipment financing arrangements                                     1,319         1,486
Net change in restricted short-term investment                                       268           248
Net proceeds from sale of common stock                                             4,736         5,133
                                                                                --------      --------
   Net cash provided by financing activities                                       4,730         5,350
                                                                                --------      --------
Net decrease in cash and cash equivalents                                        (24,415)      (36,639)
Cash and cash equivalents at beginning of period                                  32,801        62,252
                                                                                --------      --------
Cash and cash equivalents at end of period                                      $  8,386      $ 25,613
                                                                                ========      ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid                                                                   $  2,509      $  2,611

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES:
Conversion of accrued acquisition obligation to common stock                    $ 10,000            --
Warrants due X-Ceptor investors                                                 $  2,214            --
Conversion of note to common stock                                                    --      $  3,750



See accompanying notes.

                       LIGAND PHARMACEUTICALS INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                  JUNE 30, 1999

1.  BASIS OF PRESENTATION

   The consolidated financial statements of Ligand Pharmaceuticals Incorporated ("Ligand") for the three and six months ended June 30, 1999 and 1998 are unaudited. These financial statements reflect all adjustments, consisting of only normal recurring adjustments which, in the opinion of management, are necessary to fairly present the consolidated financial position as of June 30, 1999 and the consolidated results of operations for the three and six months ended June 30, 1999 and 1998. The results of operations for the period ended June 30, 1999 are not necessarily indicative of the results to be expected for the year ending December 31, 1999. For more complete financial information, these financial statements, and the notes thereto, should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1998 included in the Ligand Pharmaceuticals Incorporated Form 10-K filed with the Securities and Exchange Commission.

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and disclosures made in the accompanying notes to the consolidated financial statements.
Actual results could differ from those estimates.

2.  COMPREHENSIVE INCOME

   In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income. SFAS No. 130 requires that all components of comprehensive income, including net income or loss, be reported in the financial statements in the period in which they are recognized. SFAS No. 130 requires the change in net unrealized gains (losses) on available-for-sale securities to be included in comprehensive income. As adjusted for this item, comprehensive net loss for the three and six month periods ended June 30, 1999 and 1998 is as follows ($,000):

                                     Three Months Ended           Six Months Ended
                                          June 30,                     June 30,
                                     1999          1998          1999          1998
                                   --------      --------      --------      --------
        Comprehensive net loss     $(19,059)     $(17,214)     $(33,645)     $(29,497)
                                   ========      ========      ========      ========


3.  NET LOSS PER SHARE

   Net loss per share is computed using the weighted average number of common shares outstanding. Basic and diluted net loss per share amounts are equivalent for the periods presented as the inclusion of common stock equivalents in the number of shares used for the diluted computation would be anti-dilutive.

4.  INVENTORIES

   Inventories are stated at the lower of cost or market. Cost is determined using the first-in-first-out method. Inventories consist of the following ($,000):

                              June 30,     December 31,
                                1999          1998
                             --------------------------
        Raw materials          $1,302        $2,382
        Work-in-process         4,005         3,634
        Finished goods          1,151           150
                               ------        ------
                               $6,458        $6,166
                               ======        ======

   The products Panretin(R) and ONTAK(R) received approval for marketing by the U.S. Food and Drug Administration

("FDA") in early February 1999. Ligand uses third-party manufacturers for all manufacturing related to the production of Panretin commercial inventory. ONTAK commercial inventory is produced at the manufacturing facility of Marathon Biopharmaceuticals, Incorporated, a wholly-owned subsidiary of our subsidiary Seragen, Inc. ("Seragen"), the assets of which were acquired in January 1999. Inventory also includes Targretin(R), for which a New Drug Application ("NDA") was filed by Ligand in June 1999. In preparation for the approval by the FDA, if received, Ligand has manufactured commercial quantities of Targretin of approximately $1.4 million of work-in-process inventory as of June 30, 1999. If the FDA does not approve the NDA, and Targretin is not approved for commercial sale, any capitalized costs related to Targretin will be expensed.

5.  INVESTMENT IN X-CEPTOR

   Effective June 30, 1999, Ligand became a minority equity investor in a new private corporation, X-Ceptor Therapeutics, Inc. ("X-Ceptor"), whose mission is to conduct research in and identify therapeutic products from the field of orphan nuclear receptors. To date, Ligand has invested $2.775 million in X-Ceptor through the acquisition of Series B Convertible Preferred Stock ("Series B Stock"). Ligand has also granted to X-Ceptor an exclusive license to use the Ligand orphan nuclear receptors technology that is not currently committed to other partnership programs and a nonexclusive license to use Ligand's enabling proprietary process technology as it relates to drug discovery using orphan nuclear receptors. X-Ceptor reimbursed Ligand for prior research and development expenses incurred related to the orphan nuclear receptors technology with a payment of $2.0 million with $1.711 million recognized as revenue in June 1999.

   A second acquisition of Series B Stock is planned in the third quarter of 1999. At the closing of the second Series B Stock financing, Ligand will invest up to an additional $2.225 million and issue warrants exercisable into an aggregate of up to 950,000 shares of Ligand common stock to X-Ceptor investors and founders, based upon a cumulative investment of up to $20.0 million from all investors in X-Ceptor other than Ligand. The exercise price of these warrants is set at $13.80, a 30% premium to the average of the closing price of Ligand common stock for the 20 trading days immediately prior to the initial investment. The warrants will expire five years from the date of issuance.

   Warrants exercisable into 527,250 of the 950,000 shares of Ligand common stock were due the X-Ceptor investors and founders effective June 30, 1999. These warrants were valued at $2.214 million using the Black-Scholes valuation model and the following assumptions: risk free interest rate of 5.9%, volatility of 63.5%, expected life of 5 years, and no dividend yield. The value of the 527,250 warrants at June 30, 1999 was recorded as a component of stockholders' deficit and will be amortized to operating expense over a three-year period.

    Ligand has the option to purchase all of the capital stock of X-Ceptor. Under this option, Ligand will have the right but not the obligation to acquire all, but not less than all, of the outstanding X-Ceptor stock at June 30, 2002 or upon the cash balance of X-Ceptor falling below a pre-determined amount. Upon certain conditions, Ligand may extend the option by 12 months by providing additional funding of $5.0 million. The option price, payable pro-rata based on total cumulative non-Ligand funding, is up to $61.4 million at June 30, 2002 (or earlier, in certain circumstances) or up to $79.8 million upon extension. The option price may be paid in cash or shares of Ligand common stock, or any combination of the two, at Ligand's sole discretion.

   To accomplish its research and development goals, X-Ceptor may enter into corporate partnerships, which must contain provisions allowing for the transfer of rights to Ligand in the event of an exercise of the Ligand option. In addition, Ligand will not perform any research and development activities on behalf of X-Ceptor.

6.  WARRANTS

   In May 1999, Ligand received net proceeds of approximately $3.5 million from an investor who elected to exercise warrants to purchase 625,000 shares of Ligand common stock.

   See Note 5 regarding warrants related to the X-Ceptor investment.

7.  SUBSEQUENT EVENTS

   ZERO COUPON CONVERTIBLE NOTES - In July 1999, Ligand issued an additional $40.0 million of Zero Coupon Convertible Notes ("Notes") under the terms of the strategic alliance entered into in September 1998 with Elan Corporation, plc ("Elan"), and its Elan International Services, Ltd. ("EIS") subsidiary (the "Elan Agreement"). The Notes issued in this transaction are due in November 2008, accrue interest at 8.00% per annum, compounding semi-annually, are convertible at $14.00 per share and are callable at accreted value beginning in November 2001.

   Under the Elan Agreement, Ligand may use the proceeds of the issuance to satisfy up to $40.0 million of contingent merger obligations incurred in connection with the acquisition of Seragen and the purchase of the assets of Marathon Biopharmaceuticals LLC ("Marathon"). See Accrued Acquisition Obligation below.

   Of the $130.0 million of financing originally available under the Elan Agreement, Elan and its affiliates have invested $20.0 million in the form of Ligand common stock and $80.0 million in the form of Notes, including the $40.0 million Notes described above.

   All of the Notes purchased to date are convertible into Ligand common stock at $14.00 per share. Assuming conversion of all of the Notes issued to date, Elan and its affiliates would beneficially own approximately 13.0% of Ligand's fully diluted shares outstanding.

   In addition, in August 1999 Ligand and Elan and its affiliates agreed to amend the existing Elan Agreement to provide that the remaining takedown of up to $30 million in zero coupon convertible notes may be utilized for general corporate purposes. Pursuant to this agreement, Ligand will issue on or before August 31, 1999, $20 million of zero coupon convertible notes with terms similar but not identical to the Notes previously issued to Elan and its affiliates.

   ACCRUED ACQUISITION OBLIGATION - In August 1999, Ligand made a cash payment of $37.1 million to Seragen and Marathon stakeholders related to the $40.0 million contingent merger obligations incurred in connection with the acquisition of Seragen and the purchase of the assets of Marathon, which were accrued in August 1998. According to the terms of both acquisition agreements, the payments were due on August 5, 1999, six months after receipt of final approval of ONTAK by the FDA. Pending resolution of final contingencies and in accordance with the terms of the Seragen acquisition agreement, Ligand has withheld $2.9 million from payments to certain Seragen preferred shareholders and creditors.

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

   Panretin(R) and Targretin(R) are registered trademarks of Ligand Pharmaceuticals Incorporated, and ONTAK(R) is a registered trademark of Seragen, Inc., our wholly-owned subsidiary.

OVERVIEW

   Since January 1989, we have devoted substantially all of our resources to our intracellular receptor, also known as IR, and signal transducers and activators of transcription, also known as STATs, drug discovery and development programs. We have been unprofitable since our inception. We expect to incur substantial additional operating losses until the commercialization of our products, begun in the first quarter of 1999, generates sufficient revenues to cover our expenses. We expect that our operating results will fluctuate from quarter to quarter as a result of differences in the timing of expenses incurred and revenues earned from collaborative arrangements and product sales. Some of these fluctuations may be significant. As of June 30, 1999, our accumulated deficit was $429.2 million.

   In January 1999, we formed Ligand Pharmaceuticals International, Inc. as our wholly-owned subsidiary to develop a global pharmaceutical business.

   In January 1999, we consummated the purchase of the assets of Marathon Biopharmaceuticals LLC. The purchase of the assets was completed under an agreement between us, Marathon and other subsidiaries of Boston University dated May 11, 1998. The purchase price consisted of a $5.0 million payment in January 1999 through the issuance of 402,820 shares of our common stock, valued at $12.41 per share, and a $3.0 million contingent cash payment in August 1999.

   In February 1999, the FDA granted us marketing approval for our first two products, Panretin gel for the treatment of cutaneous lesions of patients with AIDS-related Kaposi's sarcoma, also know as KS, and ONTAK for the treatment of patients with persistent or recurrent cutaneous T-cell lymphoma, also known as CTCL, whose malignant cells express the CD25 component of the IL-2 receptor.

   In February 1999, we submitted a Marketing Authorization Application with the European Agency for the Evaluation of Medicinal Products for Panretin gel for the treatment of cutaneous lesions of patients with AIDS-related KS.

   In February 1999, Eli Lilly and Company decided to discontinue the development efforts for three first generation compounds in the Retinoid X Receptor, or RXR, program in diabetes. Instead, we have agreed to focus our efforts on the second-generation program for RXR modulators, which has compounds with improved therapeutic indices relative to the three first-generation compounds, and on the program co-agonists of the PPAR receptor.

   In March 1999, we issued to Lilly 434,546 shares of the our common stock as payment of a $5.0 million milestone due to Lilly under an agreement with us and Seragen, Inc. covering rights to ONTAK.

   In March 1999, we signed marketing and distribution agreements with Ferrer Internacional, S.A. to exclusively market and distribute when approved, in Spain, Portugal, Greece, and Central and South America our five near-term oncology products: ONTAK, Panretin gel, Panretin capsules, Targretin gel and Targretin capsules.

   In June 1999, we were granted a Notice of Compliance for Panretin gel from the Health Protection Branch of Canada. Panretin gel will be marketed and sold throughout our wholly-owned Canadian subsidiary once we have finalized labeling and gained appropriate pricing and formulary approvals in Canada.

   In June 1999, we submitted a new drug application to the FDA seeking marketing clearance for Targretin capsules. The indication sought is for once daily oral administration of Targretin capsules for the treatment of patients with early stage CTCL who have not tolerated other therapies, patients with refractory or persistent early stage CTCL, and patients with refractory advanced stage CTCL. We received approval from the FDA to file the Targretin capsules application under orphan drug designation for this indication and in August 1999 received priority review status for this new drug application filing. As a result of the Targretin capsules application being granted priority review status, the FDA is expected to respond to the application within six months of submission.

   In June 1999, we became a minority equity investor in a new private corporation, X-Ceptor Therapeutics, Inc., whose mission is to conduct research in and identify therapeutic products from the field of orphan nuclear receptors. For additional details, please see note 5 of the notes to consolidated financial statements.

   In July 1999, we issued an additional $40.0 million of zero coupon convertible notes under the terms of our strategic alliance with Elan Corporation, plc and in August 1999 agreed to amend the underlying financing arrangement to provide for the use of the $30.0 million of additional financing available under the arrangement for general corporate purposes. For additional details, please see note 7 of the notes to the consolidated financial statements.

   In August 1999, we made a cash payment of $37.1 million related to our contingent merger obligations to Seragen and Marathon stakeholders. For additional details, please see Note 7 of the notes to consolidated financial statements.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1999, AS COMPARED WITH THREE MONTHS ENDED JUNE 30, 1998

   Total revenues for 1999 were $8.4 million, an increase of $4.0 million as compared to 1998. Loss from operations for 1999 was $16.8 million, an increase of $500,000 as compared to 1998. Net loss for 1999 was $18.9 million or $(.40) per share, an increase of $1.5 million from the 1998 net loss of $17.4 million or $(.45) per share. The principal factors causing these changes are discussed below.

   Product sales for 1999 were $1.9 million, as compared to $87,000 in 1998. The increase is primarily due to revenues of $109,000 from sales of Panretin gel and $1.7 million from sales of ONTAK, approved by the FDA in February 1999.

   Contract manufacturing sales for 1999 were $931,000 as compared to $0 in 1998. These sales were generated under contract manufacturing agreements performed at the Marathon Biopharmaceuticals facility acquired in January 1999.

   Collaborative research and development and other milestone revenues for 1999 were $5.6 million, an increase of $1.3 million, over 1998. The increase was primarily due to $1.7 million recognized in June 1999 related to one-time payments received from X-Ceptor, partially offset by additional payments of $475,000 received from American Home Products Corporation in 1998. The quarter-to-quarter comparison of collaborative research and development and other milestone revenues is as follows ($,000):

                                        Three Months Ended
                                             June 30,
                                        1999          1998
                                       ------        ------
        Eli Lilly and Company          $2,696        $2,500
        X-Ceptor Therapeutics           1,711            --
        SmithKline Beecham, plc           852         1,025
        Abbott Laboratories               300           300
        American Home Products             --           475
                                       ------        ------

                                       $5,559        $4,300
                                       ======        ======


   Cost of products and services sold increased from $30,000 in 1998 to $2.4 million in 1999. The increase is due to manufacturing costs and royalty expenses of $700,000 associated with our new products as well as contract manufacturing costs of $1.7 million incurred at the Marathon Biopharmaceuticals facility acquired in January 1999.

   Research and development expenses were $14.6 million in 1999, compared to $17.3 million in 1998. The decrease was primarily due to the stage of clinical trials on potential products in 1999 as compared to 1998 and the completion of the research portion of the American Home Products collaboration in September 1998. Selling, general and administrative expenses were $8.2 million in 1999, up from $3.3 million in 1998. The increase was due primarily to increased costs associated with the expansion of our sales and marketing activities related to the launch of our new products.

   Interest income declined from $838,000 in 1998 to $525,000 in 1999, reflecting lower cash balances following the use of cash to fund development and clinical programs and to support commercialization activities as well as lower interest rates on the available cash balances.

   Interest expense in 1999 was $2.7 million, an increase of $755,000 over 1998. The increase is due to the accretion related to the $40.0 million in issue price of zero coupon convertible notes issued in September 1998 to entities affiliated with Elan Corporation, plc.

   We have significant net operating loss carry forwards for federal and state income taxes which are available subject to Internal Revenue Code Sections 382 and 383 carryforward limitations.


SIX MONTHS ENDED JUNE 30, 1999, AS COMPARED WITH SIX MONTHS ENDED JUNE 30, 1998

   Total revenues for 1999 were $18.7 million, an increase of $9.3 million as compared to 1998. Loss from operations for 1999 was $29.4 million, an increase of $500,000 as compared to 1998. Net loss for 1999 was $33.5 million or $(.73) per share, an increase of $2.6 million from the 1998 net loss of $30.9 million or $(.80) per share. The principal factors causing these changes are discussed below.

   Product sales for 1999 were $6.3 million, as compared to $179,000 in 1998. The increase is primarily due to revenues of $3.8 million from sales of Panretin gel and $2.2 million from sales of ONTAK, approved by the FDA in February 1999.

   Contract manufacturing sales for 1999 were $1.2 million as compared to $0 in 1998. These sales were generated under contract manufacturing agreements performed at the Marathon Biopharmaceuticals facility acquired in January 1999.

   Collaborative research and development and other milestone revenues for 1999 were $11.2 million, an increase of $1.9 million, over 1998. The increase was primarily due to an initial payment of $1.5 million received from Ferrer in connection with the marketing and distribution agreements entered into in March 1999 and $1.7 million recognized in June 1999 related to one-time payments received from X-Ceptor, partially offset by (a) a one-time payment of $686,000 received from Cytel Corporation in 1998, and (b) additional payments of $1.0 million received from American Home Products in 1998. The quarter-to-quarter comparison of collaborative research and development and other milestone revenues is as follows ($,000):

                                           Six Months Ended
                                                June 30,
                                          1999            1998
                                         -------        -------
        Eli Lilly and Company            $ 5,405        $ 5,000
        X-Ceptor Therapeutics              1,711             --
        Ferrer Internacional S.A           1,500             --
        SmithKline Beecham, plc            1,787          1,807
        Abbott Laboratories                  600            600
        American Home Products               175          1,180
        Cytel Corporation                     --            686
                                         -------        -------

                                         $11,178        $ 9,273
                                         =======        =======


   Cost of products and services sold increased from $204,000 in 1998 to $5.0 million in 1999. The increase is due to manufacturing costs and royalty expenses of $2.0 million associated with our new products as well as contract manufacturing costs of $3.0 million incurred at the Marathon Biopharmaceuticals facility acquired in January 1999.

   Research and development expenses were $29.1 million in 1999, compared to $32.0 million in 1998. The decrease was primarily due to the stage of clinical trials on potential products in 1999 as compared to 1998 and the completion of the research portion of the American Home Products collaboration in September 1998. Selling, general and administrative expenses were $14.0 million in 1999, up from $6.1 million in 1998. The increase was due primarily to increased costs associated with the expansion of our sales and marketing activities related to the launch of our new products.

   Interest income declined from $1.9 million in 1998 to $1.3 million in 1999, reflecting lower cash balances following the use of cash to fund development and clinical programs and to support commercialization activities as well as lower interest rates on the available cash balances.

   Interest expense in 1999 was $5.4 million, an increase of $1.5 million over 1998. The increase is due to the accretion related to the $40.0 million in issue price of zero coupon convertible notes issued in September 1998 to entities affiliated with Elan Corporation, plc.

   We have significant net operating loss carry forwards for federal and state income taxes which are available subject to Internal Revenue Code Sections 382 and 383 carryforward limitations.

LIQUIDITY AND CAPITAL RESOURCES

   We have financed our operations through private and public offerings of our equity securities, collaborative research revenues, issuance of convertible notes, capital and operating lease transactions, investment income and product sales. From inception through June 30, 1999, we have raised cash proceeds of $239.1 million from sales of equity securities: $160.9 million from private placements and the exercise of options and warrants and $78.2 million from public offerings.

   As of June 30, 1999, we had acquired a total of $43.0 million in property, laboratory and office equipment, and tenant leasehold improvements. Of this total, $7.6 million was recorded in the August 1998 merger with Seragen, while substantially all of the balance has been funded through capital lease and other equipment financing arrangements. We lease our office and laboratory facilities under an operating lease arrangement. Our current facility was occupied in December 1997. We have entered into equipment financing arrangements to finance future capital equipment purchases with $1.2 million in financing available through April 30, 2000 and an additional $2.0 million available through June 30, 2000.

   Working capital decreased to $23.4 million as of June 30, 1999, from $51.1 million at the end of 1998. The decrease in working capital resulted from decreases in cash and cash equivalents of $24.4 million and short-term investments of $11.9 million used to finance operating activities offset in part by (a) an increase in accounts receivable of $2.1 million related to the sale of the recently introduced products, (b) a decrease in accounts payable of $4.8 million due to a reduction in research and development activities, and (c) lower deferred revenues of $1.0 million due to the timing of completion of collaboration agreements.

   For the same reasons, cash and cash equivalents, short-term investments and restricted short-term investments decreased to $35.9 million at June 30, 1999 from $72.5 million at December 31, 1998. We primarily invest our cash in United States government and investment grade corporate debt securities.

   A $37.1 million cash payment was made in August 1999 comprised of the $3.0 million for Marathon and the remainder for the obligation resulting from the 1998 merger with Seragen. For additional details on these payments, please see note 7 of the notes to consolidated financial statements.

   In July 1999, we issued an additional $40.0 million of zero coupon convertible notes under the terms of our strategic alliance with Elan Corporation, plc. We used $37.1 million of these proceeds for the payments to Marathon and Seragen stakeholders described above. In addition, in August 1999, we and Elan Corporation, plc agreed to amend the existing finance arrangement to provide that the $30.0 million of additional financing available under the arrangement may be used for general corporate purposes. Under this amended arrangement, we will issue $20.0 million of zero coupon convertible notes on or before August 31, 1999. For additional details, please see Note 7 of the notes to consolidated financial statements.

   We believe our available cash, cash equivalents, short-term investments and existing sources of funding will be adequate to satisfy our anticipated operating and capital requirements through 1999. Our future operating and capital requirements will depend on many factors, including: the effectiveness of our commercialization activities; the pace of scientific progress in our research and development programs; the magnitude of these programs; the scope and results of preclinical testing and clinical trials; the time and costs involved in obtaining regulatory approvals; the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims; competing technological and market developments; the ability to establish additional collaborations or changes in existing collaborations, and; the cost of manufacturing scale-up.

YEAR 2000 COMPLIANCE

Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, many companies' software and computer systems may need to be upgraded or replaced in order to comply with year 2000 requirements. The impact of the year 2000 issue may affect other systems that utilize imbedded computer chip technology, including building controls, security systems or laboratory equipment. It may also impact the ability to obtain products or services if the provider encounters and fails to resolve year 2000 related problems.

   We have established an active program to identify and resolve year 2000 related issues. This program includes the review and assessment of our information technology and non-information technology systems, as well as third parties with whom we have a material relationship. This program consists of four phases: inventory, risk assessment, problem validation and problem resolution. The inventory phase identified potential risks we face. They include among others: computer software, computer hardware, telecommunications systems, laboratory equipment, and facilities systems, such as security, environment control and alarm; service providers such as contract research organizations, consultants and product distributors, and; other third parties. The risk assessment phase categorizes and prioritizes each risk by its potential impact. The problem validation phase tests each potential risk, according to priority, to determine if an action risk exists. In the case of critical third parties, this step will include a review of their year 2000 plans and activities. The problem resolution phase will, for each validated risk, determine the method/strategy for alleviating the risk. It may include anything from replacement of hardware or software to process modification to selection of alternative vendors. This step also includes the development of contingency plans.

   We initiated this program in 1998. The inventory and risk assessment phases were completed in 1998 while the problem validation phase was completed in the second calendar quarter of 1999. Follow-up reviews of the progress being made by critical third parties will continue. Contingency plans are being developed and revised based upon additional information from the follow-up vendor reviews. We also expect to have those plans completed by the end of the third quarter of 1999.

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

   We were founded in 1987. We have incurred significant losses since our inception. At June 30, 1999, our accumulated deficit was $429.2 million. To date, we have received the majority of our revenues from our collaborative arrangements. We expect to incur additional losses as we continue our research and development, testing and regulatory activities and as we continue to build manufacturing and sales and marketing capabilities. To become profitable, we must successfully develop, clinically test, market and sell our products. Even if we achieve profitability, we cannot predict the level of that profitability or whether we will be able to sustain profitability. We expect that our operating results will fluctuate from period to period as a result of differences in when we incur expenses and receive revenues from product sales, collaborative arrangements and other sources. Some of these fluctuations may be significant.

Most of our products will require extensive additional development, including preclinical testing and human studies, as well as regulatory approvals, before we can market them. We do not expect that any products resulting from our product development efforts or the efforts of our collaborative partners other than those for which marketing approval has been received will be available for sale until the end of the 1999 calendar year at the earliest, if at all. There are many reasons that we may fail in our efforts to develop our other potential products, including the possibility that:

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

WE MAY NOT BE ABLE TO PAY AMOUNTS DUE ON OUR OUTSTANDING INDEBTEDNESS.

   We and our subsidiaries may not have sufficient cash to make required payments due under our existing debt. Our subsidiary, Glycomed, is obligated to make payments under certain debentures in the total principal amount of $50.0 million. The debentures bear interest at a rate of 7 1/2% per annum and are due in 2003. Glycomed may not have the funds necessary to pay the interest on and the principal of these debentures when due. If Glycomed does not have adequate funds, it will be forced to refinance the debentures and may not be successful in doing so. In addition, in October 1997, we issued a $2.5 million convertible note to SmithKline Beecham Corporation and in November 1998 and July 1999, we issued zero coupon convertible notes with a total issue price of $80.0 million to Elan. Glycomed's failure to make payments when due under its debentures would cause us to default under these notes or other notes we may issue to Elan.

WE MAY REQUIRE ADDITIONAL STOCK OR DEBT FINANCINGS TO FUND OUR OPERATIONS WHICH MAY NOT BE AVAILABLE ON ACCEPTABLE TERMS.

   We have incurred losses since our inception and do not expect to generate positive cash flow to fund our operations for the 1999 calendar year and perhaps for one or more subsequent years. As a result, we may need to complete additional equity or debt financings in the near future to fund our operations. These financings may not be available on acceptable terms. In addition, these financings, if completed, still may not meet our capital needs and could result in substantial dilution to our stockholders. For instance, the notes we issued to Elan are convertible into common stock at the option of Elan, subject to some limitations. In addition, we may issue additional notes to Elan with up to a total issue price of $30.0 million, which also would be convertible into common stock. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate one or more of our drug development programs. Alternatively, we may be forced to attempt to continue development by entering into arrangements with collaborative partners or others that require us to relinquish some or all of our rights to certain technologies or drug candidates that we would not otherwise relinquish. Our inability to obtain additional financing or to satisfy our obligations or the obligations of our subsidiaries under outstanding indebtedness could adversely affect our business.

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

   In addition, our collaborators may develop drugs, either alone or with others, that compete with the types of drugs they currently are developing with us. This would result in less support and increased competition for our programs. If products are approved for marketing under our collaborative programs, any revenues we receive will depend on the manufacturing, marketing and sales efforts of our collaborators, who generally retain commercialization rights under the collaborative agreements. Our current collaborators also generally have the right to terminate their collaborations under certain circumstances. If any of our collaborative partners breach or terminate their agreements with us or otherwise fail to conduct their collaborative activities successfully, our product development under these agreements will be delayed or terminated. The delay or termination of any of the collaborations could adversely affect our business.

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

   Our patent position, like that of many pharmaceutical companies, is uncertain and involves complex legal and technical questions for which important legal principles are unresolved. We may not develop or obtain rights to products or processes that are patentable. Even if we do obtain patents, they may not adequately protect the technology we own or have licensed. In addition, others may challenge, seek to invalidate, infringe or circumvent any patents we own or license, and rights we receive under those patents may not provide competitive advantages to us. Further, the manufacture, use or sale of our products may infringe the patent rights of others.

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

   We have learned that Hoffman LaRoche, Inc. has received a United States patent and has made patent filings in foreign countries that relate to our Panretin capsules and gel products. We filed a patent application with an earlier filing date than Hoffman LaRoche's patent, which we believe is broader than, but overlaps in part with, Hoffman LaRoche's patent. We currently are investigating the scope and validity of Hoffman LaRoche's patent to determine its impact upon our products. The Patent and Trademark Office has informed us that the overlapping claims are patentable to us and has initiated a proceeding to determine whether we or Hoffman LaRoche are entitled to a patent. We may not receive a favorable outcome in the proceeding. In addition, the proceeding may delay the Patent and Trademark Office's decision regarding our earlier application. If we do not prevail, the Hoffman LaRoche patent might block our use of Panretin(R) capsules and gel in certain cancers.

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

OUR STOCK PRICE MAY BE ADVERSELY AFFECTED BY VOLATILITY IN THE MARKETS.

   The market prices and trading volumes for our securities, and the securities of emerging companies like us, have historically been highly volatile and have experienced significant fluctuations unrelated to operating performance. Future announcements concerning us or our competitors may impact the market price of our common stock. These announcements might include:

   -  the results of research or development testing,

   -  technological innovations,

   -  new commercial products,

   -  government regulation,

   -  receipt of regulatory approvals by competitors,

   -  our failure to receive regulatory approvals,

   -  developments concerning proprietary rights, or

   -  litigation or public concern about the safety of the products.

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

PART I.    FINANCIAL INFORMATION

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

   At June 30, 1999, our investment portfolio includes fixed-income securities of $21.2 million. These securities are subject to interest rate risk and will decline in value if interest rates increase. However, due to the short duration of our investment portfolio, an immediate 10% change in interest rates would have no material impact on our financial condition, results of operations or cash flows.

   We generally conduct business, including sales to foreign customers, in U.S. dollars and as a result we have very limited foreign currency exchange rate risk. The effect of an immediate 10% change in foreign exchange rates would not have a material impact on our financial condition, results of operations or cash flows.

PART II.   OTHER INFORMATION

ITEM 2     CHANGES IN SECURITIES AND USE OF PROCEEDS

   On March 8, 1999, we issued to Eli Lilly and Company 434,546 shares of our common stock as payment of a $5.0 million milestone due to Lilly under an agreement with us and Seragen, Inc. covering rights to ONTAK. The shares were issued to a single entity, Lilly, under an exemption from registration under
Section 4(2) of the Securities Act of 1933.

ITEM 4.     SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Meeting of Stockholders was held on May 20, 1999. The following elections and proposals were approved at the Annual Meeting:


                                         VOTES        VOTES        VOTES        VOTES        BROKER
                                          FOR        AGAINST      WITHHELD    ABSTAINING    NONVOTE
                                       -----------  -----------  -----------  -----------  -----------
1.  Election of a Board of Directors.
    The total number of votes cast
    for, or withheld for each nominee
    was as follows:

    Henry F. Blissenbach               41,064,145           --      234,539           --           --
    Alexander D. Cross, Ph.D.          41,116,038           --      182,646           --           --
    John Groom                         41,096,472           --      202,212           --           --
    Irving S. Johnson, Ph.D.           41,060,471           --      238,213           --           --
    Carl C. Peck                       41,069,751           --      228,933           --           --
    David E. Robinson                  41,002,091           --      296,593           --           --
    Michael A. Rocca                   41,060,108           --      238,576           --           --

2.  Amendment of 1992 Stock            35,530,077    5,634,069           --      134,538           --
    Option/ Stock Issuance Plan to
    increase the authorized number
    of shares of Common Stock from
    8,088,457 to 9,073,457.

3.  Amendment of the 1992              39,251,966    1,944,238           --      102,480           --
    Employee Stock Purchase Plan,
    to increase the authorized
    number of shares of Common
    Stock available for issuance
    under such plan from 260,000 to
    355,000.

4.  Ratification of the                41,115,069       70,542           --       66,528       46,545
    appointment of Ernst & Young
    LLP as the independent auditors
    for the fiscal year ending
    December 31, 1999.


ITEM 6 (A)  EXHIBITS

Exhibit 3.1 (1)     Amended and Restated Certificate of Incorporation of the
                    Company (filed as Exhibit 3.2).

Exhibit 3.2 (1)     Bylaws of the Company, as amended (filed as Exhibit 3.3).

Exhibit 3.3 (4)     Amended Certificate of Designation of Rights, Preferences
                    and Privileges of Series A Participating Preferred Stock of
                    Ligand Pharmaceuticals Incorporated.

Exhibit 10.1 (2)    Amendment, dated as of November 9, 1998, between Ligand
                    Pharmaceuticals Incorporated and

                    ChaseMellon Shareholder Services, L.L.C., as Rights Agent
                    (Exhibit 99.1).

Exhibit 10.2 (3)    Form of Second Amendment to the Preferred Share Rights
                    Agreement and Certificate of Compliance with Section 27
                    thereof (Exhibit 1).

Exhibit 10.3 (4)    Distributorship Agreement between Ferrer Internacional S.A.,
                    Ligand Pharmaceuticals, Incorporated, and Seragen, Inc.
                    dated March 26, 1999.

Exhibit 10.4 (4)    Distributorship Agreement between Ferrer Internacional S.A.,
                    Ligand Pharmaceuticals, Incorporated, and Seragen, Inc.
                    dated March 26, 1999.

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

(4) This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with, the Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 filed on May 14, 1999.

ITEM 6 (B)     REPORTS ON FORMS 8-K

        No reports on Form 8-K were filed during the quarter ended on June 30, 1999.

                       LIGAND PHARMACEUTICALS INCORPORATED

                                  June 30, 1999




                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       Ligand Pharmaceuticals Incorporated


Date:  August 16, 1999                       By /s/ Paul V. Maier
      ------------------------                 ---------------------------------
                                             Paul V. Maier
                                             Senior Vice President and Chief
                                             Financial Officer