Form 10-Q
period 1999-09-30
LIGAND PHARMACEUTICALS INC
filed 1999-11-15
CIK 886163

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


 Mark One
      [ X ]           Quarterly Report Pursuant to Section 13 or 15 (d) of the
                                     Securities Exchange Act of 1934

                      For the quarterly period ended September 30, 1999 or

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

       Registrant's Telephone Number, Including Area Code: (858) 550-7500


       Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No ___

        As of October 31, 1999 the registrant had 47,730,638 shares of common stock outstanding.

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


PART I.  FINANCIAL INFORMATION

       ITEM 1.  Financial Statements

       Consolidated Balance Sheets as of September 30, 1999 and December 31, 1998..................................3

       Consolidated Statements of Operations for the three and nine months ended September 30, 1999 and 1998.......4

       Consolidated Statements of Cash Flows for the nine months ended September 30, 1999 and 1998.................5

       Notes to Consolidated Financial Statements..................................................................6

       ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations..............9

       ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk.........................................19


PART II.  OTHER INFORMATION

       ITEM 1.  Legal Proceedings..................................................................................*

       ITEM 2.  Changes in Securities and Use of Proceeds..........................................................20

       ITEM 3.  Defaults upon Senior Securities....................................................................*

       ITEM 4.  Submission of Matters to a Vote of Security Holders................................................*

       ITEM 5.  Other Information..................................................................................*

       ITEM 6.  Exhibits and Reports on Form 8-K...................................................................20


SIGNATURE..........................................................................................................22


* No information provided due to inapplicability of item.

PART I. FINANCIAL INFORMATION
ITEM 1  FINANCIAL STATEMENTS

                       LIGAND PHARMACEUTICALS INCORPORATED
                           Consolidated Balance Sheets
                        (in thousands, except share data)

                                                                        September 30,           December 31,
                                                                            1999                    1998
                                                                      ------------------      ------------------
                                                                        (Unaudited)
Assets
Current assets:
     Cash and cash equivalents                                                $ 26,733                $ 32,801
     Short-term investments                                                     19,143                  37,166
     Accounts receivable, net                                                    2,265                     830
     Inventories                                                                 5,764                   6,166
     Other current assets                                                          782                   1,030
                                                                      ------------------      ------------------
              Total current assets                                              54,687                  77,993
Restricted short-term investments                                                2,013                   2,554
Property and equipment, net                                                     21,745                  23,722
Acquired technology, net                                                        39,305                  40,312
Notes receivable from officers and employees                                       413                     544
Other assets                                                                    13,550                  10,895
                                                                      ==================      ==================
                                                                              $131,713               $ 156,020
                                                                      ==================      ==================
Liabilities and stockholders' deficit Current liabilities:
     Accounts payable                                                          $ 5,533                $ 12,363
     Accrued liabilities                                                         7,042                   7,216
     Deferred revenue                                                            2,895                   4,115
     Current portion of equipment financing obligations                          3,704                   3,201
                                                                      ------------------      ------------------
              Total current liabilities                                         19,174                  26,895
                                                                      ------------------      ------------------

Long-term equipment financing obligations                                        7,140                   8,165
Accrued acquisition obligation                                                   2,900                  50,000
Convertible note                                                                 2,500                   2,500
Convertible subordinated debentures                                             41,308                  39,302
Zero coupon convertible notes                                                  103,680                  40,520
Stockholders' deficit:
     Convertible preferred stock, $.001 par value; 5,000,000
       shares authorized; none issued                                            -- --                   -- --
     Common stock, $.001 par value; 80,000,000 shares
       authorized; 47,731,738 shares and 45,690,067 shares issued,
       respectively                                                                 48                      46
     Paid-in capital                                                           405,069                 384,715
       Deferred warrant expense                                                (2,030)                   -- --
     Adjustment for unrealized losses on available-for-sale securities           (577)                    (482)
     Accumulated deficit                                                      (447,488)               (395,630)
                                                                      ------------------      ------------------
                                                                               (44,978)                (11,351)

     Less treasury stock, at cost (1,114 shares)                                   (11)                    (11)
                                                                      ------------------      ------------------
              Total stockholders' deficit                                      (44,989)                (11,362)
                                                                      ==================      ==================
                                                                              $131,713               $ 156,020
                                                                      ==================      ==================

See accompanying notes.

                       LIGAND PHARMACEUTICALS INCORPORATED
                      Consolidated Statements of Operations
                                   (Unaudited)
                      (in thousands, except per share data)

                                                                  Three Months Ended                  Nine Months Ended
                                                                     September 30,                       September 30,
                                                                     1999           1998              1999            1998
                                                            ---------------    ------------    ---------------    ------------
     Revenues:
       Product sales                                              $ 2,830           $ 103            $ 9,127           $ 282
       Contract manufacturing sales                                   656           -- --              1,884           -- --
       Collaborative research and development,
              and other milestone revenues                          6,279           3,844             17,456          13,117
                                                            ---------------    ------------    ---------------    ------------
              Total revenues                                        9,765           3,947             28,467          13,399
                                                            ---------------    ------------    ---------------    ------------

     Costs and expenses:
       Cost of products and services sold                           3,163              86              8,177             305
       Research and development                                    15,717          16,899             44,799          48,917
       Selling, general and administrative                          6,015           3,825             20,056           9,924
       Write-off of acquired in-process technology                  -- --          30,000              -- --          30,000
                                                            ---------------    ------------    ---------------    ------------
              Total  costs and expenses                            24,895          50,810             73,032          89,146
                                                            ---------------    ------------    ---------------    ------------

     Loss from operations                                         (15,130)        (46,863)           (44,565)        (75,747)
                                                            ---------------    ------------    ---------------    ------------

     Other income (expense):
          Interest income                                             623             521              1,894           2,406
          Interest expense                                         (3,551)         (1,933)            (8,942)         (5,886)
          Other                                                      (248)          -- --               (245)          -- --
          Realized gain on investments                              -- --            2,000             -- --            2,000
                                                            ---------------    ------------    ---------------    ------------
              Total other income (expense)                         (3,176)             588            (7,293)          (1,480)
                                                            ---------------    ------------    ---------------    ------------

     Net loss                                                    $(18,306)       $(46,275)          $(51,858)        $(77,227)
                                                            ===============    ============    ===============    ============

     Basic and diluted net loss per share                        $   (.39)       $  (1.15)          $  (1.11)        $  (1.97)
                                                            ===============    ============    ===============    ============
     Shares used in computing net loss per share                   47,476          40,333             46,580           39,256
                                                            ===============    ============    ===============    ============

     See accompanying notes.

                       LIGAND PHARMACEUTICALS INCORPORATED
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (in thousands)

                                                                                                 Nine Months Ended
                                                                                                    September 30,
                                                                                            1999                   1998
                                                                                     -----------------     -------------------
OPERATING ACTIVITIES
Net loss                                                                                    $(51,858)               $(77,227)
Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization of property and equipment                                 4,105                   3,215
       Amortization of acquired technology                                                     1,007                   -- --
       Amortization of notes receivable from officers and employees                              131                     144
       Amortization of deferred warrant expense                                                  184                   -- --
       Accretion of debt discount and interest                                                 5,166                   2,006
       Gain on sale of property and equipment                                                  -- --                     (24)
       Write off of acquired in-process technology                                             -- --                  30,000
       Change in operating assets and liabilities:
              Accounts receivable                                                             (1,435)                  -- --
              Inventories                                                                        402                   -- --
              Other current assets                                                               248                  (2,796)
              Accounts payable and accrued liabilities                                        (7,004)                 (7,070)
              Deferred revenue                                                                (1,220)                  1,695
                                                                                     -----------------     -------------------
  Net cash used in operating activities                                                      (50,274)                (50,057)
                                                                                     -----------------     -------------------

INVESTING ACTIVITIES
Purchase of short-term investments                                                           (17,476)                (28,777)
Proceeds from short-term investments                                                          35,405                  33,620
Increase in notes receivable from officers and employees                                       -- --                    (147)
Increase in other assets                                                                      (4,137)                 (7,422)
Decrease in other assets                                                                       1,482                   3,577
Purchase of property and equipment                                                            (2,128)                 (3,740)
Payment of accrued acquisition obligation                                                    (37,100)                  -- --
Seragen assets acquired                                                                        -- --                  (5,756)
Proceeds from sale of property and equipment                                                   -- --                      24
                                                                                     -----------------     -------------------
  Net cash used in investing activities                                                      (23,954)                 (8,621)
                                                                                     -----------------     -------------------

FINANCING ACTIVITIES
Principal payments on equipment financing obligations                                         (2,450)                 (2,232)
Proceeds from equipment financing arrangements                                                 1,927                   2,627
Net change in restricted short-term investment                                                   541                     249
Net proceeds from sale of common stock and warrants                                            8,142                  20,721
Proceeds from issuance of zero coupon convertible notes                                       60,000                   -- --
                                                                                     -----------------     -------------------
   Net cash provided by financing activities                                                  68,160                  21,365
                                                                                     -----------------     -------------------
Net decrease in cash and cash equivalents                                                     (6,068)                (37,313)
Cash and cash equivalents at beginning of period                                              32,801                  62,252
                                                                                     =================     ===================
Cash and cash equivalents at end of period                                                   $26,733                 $24,939
                                                                                     =================     ===================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid                                                                               $  4,686                $  4,958
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Payment of accrued acquisition obligation with common stock                                 $ 10,000                   -- --
Warrants due X-Ceptor investors                                                             $  2,214                   -- --
Conversion of note to common stock                                                             -- --                $  3,750
Common stock issued to purchase Seragen                                                        -- --                $ 25,996


See accompanying notes.

                       LIGAND PHARMACEUTICALS INCORPORATED
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

                               September 30, 1999
1.  BASIS OF PRESENTATION

     The consolidated financial statements of Ligand Pharmaceuticals Incorporated ("Ligand") for the three and nine months ended September 30, 1999 and 1998 are unaudited. These financial statements reflect all adjustments, consisting of only normal recurring adjustments which, in the opinion of management, are necessary to fairly present the consolidated financial position as of September 30, 1999 and the consolidated results of operations for the three and nine months ended September 30, 1999 and 1998. The results of operations for the period ended September 30, 1999 are not necessarily indicative of the results to be expected for the year ending December 31, 1999. For more complete financial information, these financial statements, and the notes thereto, should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1998 included in the Ligand Form 10-K and the unaudited consolidated financial statements for the quarters ended March 31, 1999 and June 30, 1999 included in the respective Ligand Form 10-Q filed with the Securities and Exchange Commission.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and disclosures made in the accompanying notes to the consolidated financial statements. Actual results could differ from those estimates.

2.  COMPREHENSIVE NET LOSS

     Comprehensive net loss for the three and nine month periods ended September 30, 1999 and 1998 is as follows ($,000):

                            Three Months Ended            Nine Months Ended
                               September 30,                September 30,
                           1999           1998            1999            1998
                          ------         ------          ------          ------
Comprehensive net loss   $(18,308)     $(48,012)        $(51,953)      $(77,510)
                         =========     =========        =========      =========

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

4.  INVENTORIES

     Inventories are stated at the lower of cost or market. Cost is determined using the first-in-first-out method. Inventories consist of the following ($,000):

                                  September 30,     December 31,
                                       1999             1998
                                 ----------------- ---------------
     Raw materials                        $ 1,114         $ 2,382
     Work-in-process                        2,843           3,634
     Finished goods                         1,807             150
                                 ----------------  --------------
                                          $ 5,764         $ 6,166
                                 ================= ===============

     The products Panretin(R) gel and ONTAK(R) received approval for marketing by the U.S. Food and Drug Administration ("FDA") in February 1999. Ligand uses third-party manufacturers for all manufacturing related to the production of Panretin gel commercial inventory. ONTAK commercial inventory is produced at the manufacturing facility of Marathon Biopharmaceuticals, Incorporated ("Marathon"), a wholly-owned subsidiary of Ligand's subsidiary Seragen, Inc. ("Seragen"). Inventory at September 30, 1999 also includes approximately $1.4 million of Targretin(R). A New Drug

Application ("NDA") was filed by Ligand inJune 1999 for Targretin capsules. If the FDA does not approve the NDA for Targretin capsules for commercial sale, any capitalized costs related to Targretin will be expensed.

5.  STRATEGIC ALLIANCE AND ZERO COUPON CONVERTIBLE NOTES

     In July 1999, Ligand issued $40 million of zero coupon convertible notes under the terms of the strategic alliance entered into in September 1998 with Elan Corporation, plc and its Elan International Services, Ltd. subsidiary ("Elan"). Consistent with the initial $40 million issued in November 1998, these notes are due in November 2008, accrue interest at 8% per annum compounded semi-annually, are convertible at $14 per share, and are callable at accreted value beginning in November 2001.

     In August 1999, Ligand and Elan agreed to amend the September 1998 agreement to provide that the remaining takedown of up to $30 million in zero coupon convertible notes may be utilized for general corporate purposes. Pursuant to this amended agreement, in August 1999, Ligand issued $20 million of zero coupon convertible notes with terms similar to the notes previously issued, but convertible at $9.15 per share.

     Assuming conversion of all of the notes issued to date, Elan would own approximately 15.9% of Ligand's shares on a fully diluted basis.

6.  ACCRUED ACQUISITION OBLIGATION

     In August 1999, Ligand made a cash payment of $37.1 million related to the $40 million contingent merger obligations incurred in connection with the acquisition of Seragen and the purchase of the Marathon assets. According to the terms of both acquisition agreements, the payments were due on August 5, 1999, six months after receipt of final approval of ONTAK by the FDA. Pending resolution of final contingencies and in accordance with the terms of the Seragen acquisition agreement, Ligand has withheld $2.9 million from payments made to certain Seragen stakeholders.

7.  COLLABORATIVE ARRANGEMENTS

     Warner-Lambert/Parke-Davis - On September 1, 1999, Ligand entered into a Research, Development and License Agreement with the Parke-Davis Pharmaceutical Research Division ("Parke-Davis") of Warner-Lambert Company ("Warner-Lambert").

     The research and development collaboration will focus on the discovery, characterization, design and development of small molecule compounds with beneficial effects for the treatment and prevention of diseases mediated through the estrogen receptor. Some of the diseases affected by drugs that act upon the estrogen receptor are osteoporosis, cardiovascular disease, breast cancer, and mood and cognitive disorders.

     Under the terms of the agreement, Ligand may receive up to $13 million in research funding through December 2002 as well as future product milestone payments and royalties. Parke-Davis will fund the costs of developing and marketing compounds selected from the collaboration and has been granted the worldwide rights to manufacture and sell any products resulting from the collaboration. Ligand will be entitled to milestones at various stages of each compound's development. Upon the marketing of a product, Parke-Davis will pay Ligand royalties on net sales of each product on a product-by-product basis. In addition, Warner-Lambert purchased 289,750 shares of Ligand common stock at approximately $8.63 per share resulting in proceeds to Ligand of $2.5 million.

     Hoffmann-La Roche - On September 8, 1999, Ligand and Seragen entered into a non-exclusive sublicense agreement with Switzerland-based F. Hoffmann-La Roche Ltd. and its U.S. pharmaceutical subsidiary Hoffmann-La Roche Inc. ("Roche"), with respect to Seragen's rights under a family of patents called the "Strom Patents."

     The sublicense grants Roche the right to make, use and sell in the U.S., Canada, Australia and New Zealand any product containing the active ingredient daclizumab. Roche currently sells such a product under the trademark Zenapax(R) for the treatment of acute organ rejection in patients receiving kidney transplants.

     In consideration for the sublicense, Roche paid Seragen a $2.5 million royalty based on sales of Zenapax(R) occurring before the date of the Roche agreement plus, commencing in January 2001, royalties on net sales of licensed products in the U.S., Canada, Australia and New Zealand. Seragen will also receive milestone payments in the event Roche receives U.S.

regulatory approval of licensed products containing daclizumab for use in the treatment of autoimmune indications.

     The Strom Patents, licensed by Seragen from Beth Israel Deaconess Medical Center ("Beth Israel"), a Harvard Medical School teaching hospital, cover the use of antibodies that target the interleukin-2 receptor to treat transplant rejection and autoimmune diseases. Previously a non-exclusive license was issued to Novartis covering the product Simulect(R) to treat organ transplant rejection, for which Ligand expects to receive royalty payments beginning in January 2001. According to the terms of the Beth Israel agreement with Seragen, Beth Israel also shares in the royalty and milestone payments received by Seragen. As of September 30, 1999, Ligand had accrued a $640,000 liability to Beth Israel related to the $2.5 million royalty received resulting in net revenue to Ligand of $1.86 million.

8.  SUBSEQUENT EVENT

     X-Ceptor Therapeutics, Inc. - On October 6, 1999, Ligand completed its second and final investment in X-Ceptor Therapeutics, Inc. ("X-Ceptor"), the private corporation recently formed to conduct research in the field of orphan nuclear receptors. Ligand invested $3.2 million in cash in exchange for shares of Series B Preferred Stock ("Series B Stock").

     At the first closing of the Series B Stock financing on June 30, 1999, Ligand invested $2.8 million in cash in exchange for shares of Series B Stock. Including Ligand's second investment, Ligand owns approximately 17% of X-Ceptor's outstanding capital stock on an as converted basis. Ligand has retained certain rights to repurchase the capital stock of X-Ceptor at varying prices in June 2002 or June 2003.

     At the second closing, Ligand also issued to X-Ceptor investors, founders and certain employees warrants to purchase 950,000 shares of Ligand common stock with a final negotiated exercise price of $10 per share and expiration date of October 6, 2006. The warrants were valued at $4.20 per warrant based on arms-length negotiations. The value of the warrants is recorded as a component of stockholders' deficit and amortized to operating expense through June 2002. Based on Ligand's initial investment, $2.214 million was recorded as deferred warrant expense as of June 30, 1999. The $1.776 million balance of the total warrant value of $3.990 million was recorded in October 1999.

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

OVERVIEW

     Since January 1989, we have devoted substantially all of our resources to our drug discovery and development programs focused on intracellular receptors, also known as IR, and signal transducers and activators of transcription, also known as STATs. We have been unprofitable since our inception. We expect to incur substantial additional operating losses until the commercialization of our products, begun in the first quarter of 1999, generates sufficient revenues to cover our expenses. We expect that our operating results will fluctuate from quarter to quarter and period to period as a result of differences in the timing of expenses incurred and revenues earned from collaborative arrangements and product sales. Some of these fluctuations may be significant. As of September 30, 1999, our accumulated deficit was $447.5 million.

     In July 1999, we issued $40 million of zero coupon convertible notes under the terms of our strategic alliance with Elan Corporation, plc and in August 1999 agreed to amend the underlying financing arrangement to provide for the use of the $30 million of additional financing available under the arrangement for general corporate purposes. In August 1999, we issued $20 million of zero coupon convertible notes under the amended arrangement. For additional details, please see Note 5 of the notes to consolidated financial statements.

     In August 1999, we made a cash payment of $37.1 million related to our contingent merger obligations to Seragen and Marathon stakeholders. For additional details, please see Note 6 of the notes to consolidated financial statements.

     In September 1999, we entered into collaborative arrangements with Hoffmann-La Roche Inc. and Warner-Lambert Company. For additional details, please see Note 7 of the notes to consolidated financial statements.

     In October 1999, we completed our second and final investment in X-Ceptor Therapeutics, Inc. For additional details, please see Note 8 of the notes to consolidated financial statements.

     In October 1999, we received $2 million from Glaxo Wellcome plc as milestone payments based on Glaxo Wellcome's advancing two research compounds into exploratory development for the treatment of cardiovascular disease. Additional milestones are due if the compounds proceed further in development.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999 ("1999"), AS COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1998 ("1998")

     Total revenues for 1999 were $9.8 million, an increase of $5.8 million as compared to 1998. Loss from operations for 1999 was $15.1 million, a decrease of $31.8 million as compared to 1998. Net loss for 1999 was $18.3 million or $(.39) per share, a decrease of $28 million from the 1998 net loss of $46.3 million or $(1.15) per share. The principal factors causing these changes are discussed below.

     In 1998, we wrote off $30 million of in-process technology acquired in the August 1998 merger with Seragen.

     Product sales for 1999 were $2.8 million, as compared to $103,000 in 1998. The increase is due to revenues from sales of ONTAK, approved by the FDA in February 1999.

    Contract manufacturing sales for 1999 were $656,000. These sales were generated under contract manufacturing agreements performed at the Marathon facility acquired in January 1999.

     Collaborative research and development and other milestone revenues for 1999 were $6.3 million, an increase of $2.5 million over 1998. The increase was primarily due to $1.9 million recognized in September 1999 related to revenue earned under a sublicense arrangement with Hoffmann-La Roche Inc. and payments of $1 million received in September 1999 from Ferrer Internacional S.A. in connection with the marketing and distribution agreements entered into in March 1999. The quarter-to-quarter comparison of collaborative research and development and other milestone revenues is as follows ($,000):

                                        Three Months Ended
                                          September 30,
                                      1999              1998
                                  ------------     --------------
 Eli Lilly and Company               $2,242             $2,558
 Hoffmann-La Roche Inc.               1,860              -- --
 Ferrer Internacional S.A.            1,000              -- --
 SmithKline Beecham, plc                977                886
 American Home Products                 200                100
 Abbott Laboratories                  -- --                300
                                 ------------     -------------
                                     $6,279             $3,844
                                 ============     ==============


     Cost of products and services sold increased from $86,000 in 1998 to $3.2 million in 1999. The increase is due to manufacturing costs and royalty expenses of $1 million associated with our new products as well as contract manufacturing costs of $2.2 million incurred at the Marathon facility.

     Research and development expenses were $15.7 million in 1999, compared to $16.9 million in 1998. The decrease was primarily due to the stage of clinical trials on potential products in 1999 as compared to 1998. Selling, general and administrative expenses were $6 million in 1999, up from $3.8 million in 1998. The increase was due primarily to increased costs associated with the expansion of our sales and marketing activities related to the launch of our new products.

     Interest income increased from $521,000 in 1998 to $623,000 in 1999, due to higher cash balances resulting from the $60 million in Elan financings in July and August 1999.

     Interest expense in 1999 was $3.6 million, an increase of $1.7 million over 1998. The increase is due to the accretion related to the $100 million in issue price of zero coupon convertible notes issued to Elan in November 1998 ($40 million), July 1999 ($40 million) and August 1999 ($20 million).

NINE MONTHS ENDED SEPTEMBER 30, 1999 ("1999"), AS COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1998 ("1998")

     Total revenues for 1999 were $28.5 million, an increase of $15.1 million as compared to 1998. Loss from operations for 1999 was $44.6 million, a decrease of $31.1 million as compared to 1998. Net loss for 1999 was $51.9 million or $(1.11) per share, a decrease of $25.3 million from the 1998 net loss of $77.2 million or $(1.97) per share. The principal factors causing these changes are discussed below.

     In 1998, we wrote off $30 million of in-process technology acquired in the August 1998 merger with Seragen.

     Product sales for 1999 were $9.1 million, as compared to $282,000 in 1998. The increase is primarily due to revenues of $8.7 million from sales of ONTAK and Panretin gel, approved by the FDA in February 1999.

     Contract manufacturing sales for 1999 were $1.9 million. These sales were generated under contract manufacturing agreements performed at the Marathon facility acquired in January 1999.

     Collaborative research and development and other milestone revenues for 1999 were $17.5 million, an increase of $4.4 million over 1998. The increase was primarily due to payments of $2.5 million received from Ferrer Internacional S.A. in connection with the marketing and distribution agreements entered into in March 1999, $1.9 million recognized in September 1999 related to a sublicense arrangement with Hoffmann-La Roche Inc., and $1.7 million recognized in June 1999 related to one-time payments received from X-Ceptor Therapeutics, partially offset by additional payments of $903,000 received from American Home Products in 1998 and a one-time payment of $686,000 received from Cytel

Corporation in 1998. The year to date comparison of collaborative research and development and other milestone revenues is as follows ($,000):

                                      Nine Months Ended
                                        September 30,
                                   1999              1998
                                ------------     --------------
Eli Lilly and Company               $7,646             $7,558
SmithKline Beecham, plc              2,763              2,694
Ferrer Internacional S.A.            2,500              -- --
Hoffmann-La Roche Inc.               1,860              -- --
X-Ceptor Therapeutics                1,711              -- --
Abbott Laboratories                    600                900
American Home Products                 376              1,279
Cytel Corporation                    -- --                686
                                ------------     --------------
                                   $17,456            $13,117
                                ============     ==============

     Cost of products and services sold increased from $305,000 in 1998 to $8.2 million in 1999. The increase is due to manufacturing costs and royalty expenses of $3 million associated with our new products as well as contract manufacturing costs of $5.2 million incurred at the Marathon facility.

     Research and development expenses were $44.8 million in 1999, compared to $48.9 million in 1998. The decrease was primarily due to the stage of clinical trials on potential products in 1999 as compared to 1998 and the completion of the research portion of the American Home Products collaboration in September 1998. Selling, general and administrative expenses were $20 million in 1999, up from $9.9 million in 1998. The increase was due primarily to increased costs associated with the expansion of our sales and marketing activities related to the launch of our new products.

     Interest income declined from $2.4 million in 1998 to $1.9 million in 1999, reflecting lower cash balances following the use of cash to fund development and clinical programs and to support commercialization activities as well as lower interest rates on the available cash balances.

     Interest expense in 1999 was $8.9 million, an increase of $3 million over 1998. The increase is due to the accretion related to the $100 million in issue price of zero coupon convertible notes issued to Elan in November 1998 ($40 million), July 1999 ($40 million), and August 1999 ($20 million).

     We have significant net operating loss carry forwards for federal and state income taxes which are available subject to Internal Revenue Code Sections 382 and 383 carryforward limitations.

LIQUIDITY AND CAPITAL RESOURCES

     We have financed our operations through private and public offerings of our equity securities, collaborative research and other milestone revenues, issuance of convertible notes, capital and operating lease transactions, equipment financing arrangements, investment income and product sales.

     As of September 30, 1999, we had acquired a total of $43.6 million in property, laboratory and office equipment, and tenant leasehold improvements. Of this total, $7.6 million was recorded in the August 1998 merger with Seragen, while substantially all of the balance has been funded through capital lease and equipment financing arrangements. We lease our office and laboratory facilities under an operating lease arrangement. Our current facility was occupied in December 1997. We have entered into equipment financing arrangements to finance future capital equipment purchases under arrangements expiring April 30, and June 30, 2000. As of September 30, 1999, $2.6 million of financing was available under those arrangements.

     Working capital decreased to $35.5 million as of September 30, 1999, from $51.1 million at the end of 1998. The decrease in working capital resulted from decreases in cash and cash equivalents of $6.1 million and short-term investments of $18.1 million used to finance operating activities offset in part by an increase in accounts receivable of $1.5 million related to the sale of the recently introduced products, a decrease in accounts payable of $6.9 million due to a reduction in research and development activities, and lower deferred revenues of $1.2 million due to the timing of completion of collaboration agreements.

     For the same reasons, cash and cash equivalents, short-term investments and restricted short-term investments decreased to $47.9 million at September 30, 1999 from $72.5 million at December 31, 1998. We primarily invest our cash in United States government and investment grade corporate debt securities.

     In July 1999, we issued $40 million of zero coupon convertible notes under the terms of our strategic alliance with Elan. In addition, in August 1999, we and Elan agreed to amend the existing finance arrangement to provide that the $30 million of additional financing available under the arrangement may be used for general corporate purposes. Under this amended arrangement, we issued $20 million of zero coupon convertible notes in August 1999. For additional details, please see Note 5 of the notes to consolidated financial statements.

     In August 1999, we made a $37.1 million cash payment due for the purchase of the assets of Marathon and the acquisition of Seragen. For additional details, please see Note 6 of the notes to consolidated financial statements.

     We believe our available cash, cash equivalents, short-term investments and existing sources of funding will be adequate to satisfy our anticipated operating and capital requirements through September 2000. Our future operating and capital requirements will depend on many factors, including: the effectiveness of our commercialization activities; the pace of scientific progress in our research and development programs; the magnitude of these programs; the scope and results of preclinical testing and clinical trials; the time and costs involved in obtaining regulatory approvals; the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims; competing technological and market developments; the ability to establish additional collaborations or changes in existing collaborations; and the cost of manufacturing scale-up.

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

     We have established an active program to identify and resolve year 2000 related issues. This program includes the review and assessment of our information technology and non-information technology systems, as well as third parties with whom we have a material relationship. This program consists of four phases: inventory, risk assessment, problem validation and problem resolution. The inventory phase identified potential risks we face. They include among others: computer software, computer hardware, telecommunications systems, laboratory equipment, and facilities systems, such as security, environment control and alarm; service providers, such as contract research organizations, consultants and product distributors; and other third parties. The risk assessment phase categorizes and prioritizes each risk by its potential impact. The problem validation phase tests each potential risk, according to priority, to determine if an action risk exists. In the case of critical third parties, this step will include a review of their year 2000 plans and activities. The problem resolution phase will, for each validated risk, determine the method/strategy for alleviating the risk. It may include anything from replacement of hardware or software to process modification to selection of alternative vendors. This step also includes the development of contingency plans.

     We initiated this program in 1998. The inventory and risk assessment phases were completed in 1998 while the problem validation phase was completed in the second calendar quarter of 1999. Follow-up reviews of the progress being made by critical third parties will continue. Contingency plans were developed and continue to be revised based upon additional information from the follow-up vendor reviews. As of the end of the third calendar quarter of 1999, the problem resolution phase has been completed with only minor exceptions. These exceptions do not involve major systems and generally consist of operational actions that must occur on or before January 1, 2000.

     To date, we had determined that some of our internal information technology and non-information technology systems were not year 2000 compliant. We actively corrected the identified problems. These corrections included the replacement of hardware and software systems, the identification of alternative service providers and the creation of contingency plans. We estimate that the cost of correcting the identified problems was approximately $100,000 for hardware and software upgrades or modifications. In addition, we estimate that we will incur approximately $400,000 of internal personnel costs by the time the project is completed. We do not believe that the cost of these actions will have a material adverse affect on our business. We expect that costs for completion of the project will be part of normal operating expenses.

     Any failure of our internal computer systems or of third-party equipment or software we use, or of systems maintained by our suppliers, to be year 2000 compliant may adversely affect our business. In addition, adverse changes in the purchasing patterns of our potential customers as a result of year 2000 issues affecting them may adversely affect our business. These expenditures by potential customers may result in reduced funds available to purchase our products, which could adversely affect our business.

RISKS AND UNCERTAINTIES

     The following is a summary description of some of the many risks we face in our business. You should carefully review these risks in evaluating our business and the businesses of our subsidiaries. You should also consider the other information described in this report.

OUR PRODUCT DEVELOPMENT AND COMMERCIALIZATION INVOLVES A NUMBER OF UNCERTAINTIES AND WE MAY NEVER GENERATE SUFFICIENT REVENUES FROM THE SALE OF PRODUCTS TO BECOME PROFITABLE.

     We were founded in 1987. We have incurred significant losses since our inception. At September 30, 1999, our accumulated deficit was $447.5 million. To date, we have received the majority of our revenues from our collaborative arrangements. We expect to incur additional losses as we continue our research and development, testing and regulatory activities and as we continue to build manufacturing and sales and marketing capabilities. To become profitable, we must successfully develop, clinically test, market and sell our products. Even if we achieve profitability, we cannot predict the level of that profitability or whether we will be able to sustain profitability. We expect that our operating results will fluctuate from period to period as a result of differences in when we incur expenses and receive revenues from product sales, collaborative arrangements and other sources. Some of these fluctuations may be significant.

     Most of our products will require extensive additional development, including preclinical testing and human studies, as well as regulatory approvals, before we can market them. We do not expect that any products resulting from our product development efforts or the efforts of our collaborative partners, other than those for which marketing approval has been received, will be available for sale until the first half of the 2000 calendar year at the earliest, if at all. There are many reasons that we may fail in our efforts to develop our other potential products, including the possibility that:

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

WE NEED TO BUILD MARKETING AND SALES FORCES IN THE UNITED STATES AND EUROPE WHICH WILL BE AN EXPENSIVE AND TIME-CONSUMING PROCESS.

     Developing the sales force to market and sell products is a difficult, expensive and time-consuming process. We recently developed a sales force for the U.S. market and, at least initially, rely on another company to distribute our products. The distributor will be responsible for providing many marketing support services, including customer service, order entry, shipping and billing, and customer reimbursement assistance. In addition, in Canada we are the sole marketer of two cancer products other companies have developed. We may not be able to continue to establish and maintain the sales and marketing capabilities necessary to successfully commercialize our products. To the extent we enter into co-promotion or other licensing arrangements, any revenues we receive will depend on the marketing efforts of others, which may or may not be successful.

SOME OF OUR KEY TECHNOLOGIES HAVE NOT BEEN USED TO PRODUCE MARKETED PRODUCTS AND MAY NOT BE CAPABLE OF PRODUCING SUCH PRODUCTS.

     To date, we have dedicated most of our resources to the research and development of potential drugs based upon our expertise in our IR and STATs technologies. Even though there are marketed drugs that act through IRs, some aspects of our IR technologies have not been used to produce marketed products. In addition, we are not aware of any drugs that have been developed and successfully commercialized that interact directly with STATs. Much remains to be learned about the location and function of IRs and STATs. If we are unable to apply our IR and STAT technologies to the development of our potential products, we will not be successful in developing new products.

OUR DRUG DEVELOPMENT PROGRAMS WILL REQUIRE SUBSTANTIAL ADDITIONAL FUTURE
CAPITAL.

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

OUR PRODUCTS MUST CLEAR SIGNIFICANT REGULATORY HURDLES PRIOR TO MARKETING.

     Before we obtain the approvals necessary to sell any of our potential products, we must show through preclinical studies and clinical trials that each product is safe and effective. Our failure to show any product's safety and effectiveness would delay or prevent regulatory approval of the product and could adversely affect our business. The clinical trials process is complex and uncertain. The results of preclinical studies and initial clinical trials may not necessarily predict the results from later large-scale clinical trials. In addition, clinical trials may not demonstrate a product's safety and effectiveness to the satisfaction of the regulatory authorities. A number of companies have suffered significant setbacks in advanced clinical trials or in seeking regulatory approvals, despite promising results in earlier trials. The FDA may also require additional clinical trials after regulatory approvals are received, which could be expensive and time-consuming, and failure to successfully conduct those trials could jeopardize continued commercialization.

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

WE MAY NOT BE ABLE TO PAY AMOUNTS DUE ON OUR OUTSTANDING INDEBTEDNESS.

     We and our subsidiaries may not have sufficient cash to make required payments due under existing debt. We, or our subsidiaries, may not have the funds necessary to pay the interest on and the principal of existing debt when due. If we, or our subsidiaries do not have adequate funds, we will be forced to refinance the existing debt and may not be successful in doing so. Our subsidiary, Glycomed, is obligated to make payments under certain debentures in the total principal amount of $50 million. The debentures bear interest at a rate of 7 1/2% per annum and are due in 2003. In addition, in October 1997, we issued a $2.5 million convertible note to SmithKline Beecham Corporation and in November 1998, July 1999, and August 1999 we issued zero coupon convertible notes with a total issue price of $100 million to Elan. Glycomed's failure to make payments when due under its debentures would cause us to default under these notes or other notes we may issue to Elan.

WE MAY REQUIRE ADDITIONAL STOCK OR DEBT FINANCINGS TO FUND OUR OPERATIONS WHICH MAY NOT BE AVAILABLE ON ACCEPTABLE TERMS.

     We have incurred losses since our inception and do not expect to generate positive cash flow to fund our operations for the 1999 calendar year and perhaps for one or more subsequent years. As a result, we may need to complete additional equity or debt financings to fund our operations. Our inability to obtain additional financing could adversely affect our business. These financings may not be available on acceptable terms. In addition, these financings, if completed, still may not meet our capital needs and could result in substantial dilution to our stockholders. For instance, the $100 million in notes we issued to Elan are convertible into common stock at the option of Elan, subject to some limitations. In addition, we may issue additional notes to Elan with up to a total issue price of $10 million, which also would be convertible into common stock. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate one or more of our drug development programs. Alternatively, we may be forced to attempt to continue development by entering into arrangements with collaborative partners or others that require us to relinquish some or all of our rights to certain technologies or drug candidates that we would not otherwise relinquish.

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

     In addition, the efforts of governments and third party payors to contain or reduce the cost of health care will continue to affect the business and financial condition of drug companies. A number of legislative and regulatory proposals to change the health care system have been discussed in recent years. In addition, an increasing emphasis on managed care in the United States has and will continue to increase pressure on drug pricing. We cannot predict whether legislative or regulatory proposals will be adopted or what effect those proposals or managed care efforts may have on our business. The announcement and/or adoption of such proposals or efforts could adversely affect our profit margins and business.

WE RELY HEAVILY ON COLLABORATIVE RELATIONSHIPS AND TERMINATION OF ANY OF THESE PROGRAMS COULD REDUCE THE FINANCIAL

RESOURCES AVAILABLE TO US.

     Our strategy for developing and commercializing many of our potential products includes entering into collaborations with corporate partners, licensors, licensees and others. To date, we have entered into collaborations with Warner-Lambert Company, Eli Lilly and Company, SmithKline Beecham Corporation, American Home Products, Abbott Laboratories, Sankyo Company Ltd., Glaxo-Wellcome plc, Allergan, Inc., and Pfizer Inc.. These collaborations provide us with funding and research and development resources for potential products for the treatment or control of metabolic diseases, hematopoiesis, women's health disorders, inflammation, cardiovascular disease, cancer and skin disease, and osteoporosis. These agreements also give our collaborative partners significant discretion when deciding whether or not to pursue any development program. We cannot be certain that our collaborations will continue or be successful.

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

     We may have disputes in the future with our collaborators, including disputes concerning which of us owns the rights to any technology developed. For instance, we were involved in litigation with Pfizer, which we settled in April 1996, concerning our right to milestones and royalties based on the development and commercialization of droloxifene. These and other possible disagreements between us and our collaborators could delay our ability and the ability of our collaborators to achieve milestones or our receipt of other payments. In addition, any disagreements could delay, interrupt or terminate the collaborative research, development and commercialization of certain potential products, or could result in litigation or arbitration. The occurrence of any of these problems could be time-consuming and expensive and could adversely affect our business.

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

     Several drug companies and research and academic institutions have developed technologies, filed patent applications or received patents for technologies that may be related to our business. Others have filed patent applications and received patents that conflict with patents or patent applications we have licensed for our use, either by claiming the same methods or compounds or by claiming methods or compounds that could dominate those licensed to us. In addition, we may not be aware of all patents or patent applications that may impact our ability to make, use or sell any of our potential products. For example, United States patent applications are confidential while pending in the Patent and Trademark Office, and patent applications filed in foreign countries are often first published six months or more after filing. Any conflicts resulting from the patent rights of others could significantly reduce the coverage of our patents and limit our ability to obtain meaningful patent protection. If other companies obtain patents with conflicting claims, we may be required to obtain licenses to those patents or to develop or obtain alternative technology. We may not be able to obtain any such license on acceptable terms or at all. Any failure to obtain such licenses could delay or prevent us from pursuing the development or commercialization of our potential products.

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

     We have learned that Hoffmann-La Roche Inc. has received a United States patent and has made patent filings in foreign countries that relate to our Panretin capsules and gel products. We filed a patent application with an earlier filing date than Hoffmann-La Roche's patent, which we believe is broader than, but overlaps in part with, Hoffmann-La Roche's patent. We currently are investigating the scope and validity of Hoffmann-La Roche's patent to determine its impact upon our products. The Patent and Trademark Office has informed us that the overlapping claims are patentable to us and has initiated a proceeding to determine whether we or Hoffmann-La Roche are entitled to a patent. We may not receive a favorable outcome in the proceeding. In addition, the proceeding may delay the Patent and Trademark Office's decision regarding our earlier application. If we do not prevail, the Hoffmann-La Roche patent might block our use of Panretin(R) capsules and gel in certain cancers.

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

WE CURRENTLY HAVE LIMITED MANUFACTURING CAPABILITY AND WILL RELY ON THIRD-PARTY MANUFACTURERS.

     We currently have no manufacturing facilities outside of Marathon's facility and we rely primarily on others for clinical or commercial production of our potential products. To be successful, we will need to manufacture our products, either directly or through others, in commercial quantities, in compliance with regulatory requirements and at acceptable cost. Any extended and unplanned manufacturing shutdowns could be expensive and could result in inventory and product shortages. If we are unable to develop our own facilities or contract with others for manufacturing services, our ability to conduct preclinical testing and human clinical trials will be adversely affected. This in turn could delay our submission of products for regulatory approval and our initiation of new development programs. In addition, although other companies have manufactured drugs acting through IRs and STATs on a commercial scale, we may not be able to do so at costs or in quantities to make marketable products. Any of these events would adversely affect our business.

     Our manufacturing process also may be susceptible to contamination, which could cause the affected manufacturing facility to close until the contamination is identified and fixed. In addition, problems with equipment failure or operator error also could cause delays.

OUR BUSINESS EXPOSES US TO PRODUCT LIABILITY RISKS AND WE MAY NOT HAVE SUFFICIENT INSURANCE TO COVER ANY CLAIMS.

     Our business exposes us to potential product liability risks. A successful product liability claim or series of claims brought against us could result in payment of significant amounts of money and divert management's attention from running the business. Some of the compounds we are investigating may be harmful to humans. For example, retinoids as a class are known to contain compounds, which can cause birth defects. We may not be able to maintain our insurance on acceptable terms, or our insurance may not provide adequate protection in the case of a product liability claim. To the extent that product liability insurance, if available, does not cover potential claims, we will be required to self-insure the risks associated with such claims.

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

OUR STOCK PRICE MAY BE ADVERSELY AFFECTED BY VOLATILITY IN THE MARKETS.

     The market prices and trading volumes for our securities, and the securities of emerging companies like us, have historically been highly volatile and have experienced significant fluctuations unrelated to operating performance. Future announcements concerning us or our competitors may impact the market price of our common stock. These announcements might include:

     o    the results of research or development testing,

     o    technological innovations,

     o    new commercial products,

     o    government regulation,

     o    receipt of regulatory approvals by competitors,

     o    our failure to receive regulatory approvals,

     o    developments concerning proprietary rights, or

     o    litigation or public concern about the safety of the products.

YOU MAY NOT RECEIVE A RETURN ON YOUR SHARES OTHER THAN THROUGH THE SALE OF YOUR SHARES OF COMMON STOCK.

     We have not paid any cash dividends on our common stock to date, and we do not anticipate paying cash dividends in the foreseeable future. Accordingly, other than through a sale of your shares, you may not receive a return.

OUR SHAREHOLDER RIGHTS PLAN AND CHARTER DOCUMENTS MAY PREVENT TRANSACTIONS THAT COULD BE BENEFICIAL TO YOU.

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

WE ARE SUBJECT TO YEAR 2000 RISKS FOR WHICH WE MAY NOT BE PREPARED.

     For a discussion of the risks associated with our year 2000 readiness, please see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Year 2000 Compliance."

PART I. FINANCIAL INFORMATION
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     At September 30, 1999, our investment portfolio included fixed-income securities of $17.1 million. These securities are subject to interest rate risk and will decline in value if interest rates increase. However, due to the short duration of our investment portfolio, an immediate 10% change in interest rates would have no material impact on our financial condition, results of operations or cash flows.

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

PART II. OTHER INFORMATION
ITEM 2 CHANGES IN SECURITIES AND USE OF PROCEEDS

     On August 4, 1999, Ligand issued to Elan International Services, Ltd. a warrant exercisable into 91,406 shares of common stock for aggregate cash consideration of $383,905. The exercise price was $13.80 per share exercisable for a period of five years from the date of issuance. On October 6, 1999, the exercise price was changed to $10 per share exercisable for a period of seven years from October 6, 1999. On September 30, 1999, Ligand issued to Elan International 52,742 shares of common stock for aggregate cash consideration of $455,063. Each of the warrant and the shares of common stock were issued to a single entity, Elan International, under an exemption from registration under
Section 4(2) of the Securities Act of 1933. Both the warrant and the shares of common stock were issued under a contractual pre-emptive right held by Elan International.

     On September 1, 1999, Ligand issued to Warner-Lambert Company 289,750 shares of common stock for aggregate cash consideration of $2.5 million. The shares were issued to a single entity, Warner-Lambert, under an exemption from registration under Section 4(2) of the Securities Act of 1933.

ITEM 6 (A)        EXHIBITS

Exhibit 3.1(1)    Amended and Restated Certificate of Incorporation of Ligand
                  Pharmaceuticals Incorporated (filed as Exhibit 3.2).

Exhibit 3.2(1)    Bylaws of Ligand Pharmaceuticals Incorporated, as amended
                  (filed as Exhibit 3.3).

Exhibit 3.3(1) Amended Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of
                  Ligand Pharmaceuticals Incorporated (filed as Exhibit 3.4).

Exhibit 10.1(2)   Research, Development and License Agreement by and between
                  Warner-Lambert Company and Ligand Pharmaceuticals
                  Incorporated dated September 1, 1999.

Exhibit 10.2(2)   Stock Purchase Agreement by and between Ligand Pharmaceuticals
                  Incorporated and Warner-Lambert Company dated
                  September 1, 1999.

Exhibit 10.3      Thirteenth  Addendum  to  Amended  Registration Rights
                  Agreement dated June 24, 1994,  between Ligand Pharmaceuticals
                  Incorporated and Warner-Lambert Company, effective
                  September 1, 1999.

Exhibit 10.4(2)   Nonexclusive Sublicense Agreement, effective
                  September 8, 1999, by and among Seragen, Inc., Hoffmann-La
                  Roche Inc. and F. Hoffmann-La Roche Ltd.

Exhibit 10.5(2)   Amendment to Development, Licence and Supply Agreement between
                  Ligand Pharmaceuticals Incorporated and Elan Corporation, plc dated August 20, 1999.

Exhibit 10.6 Ligand Purchase Option (to acquire outstanding capital stock of X-Ceptor Therapeutics, Inc.), contained in Schedule
                  I to the Certificate of Incorporation of X-Ceptor
                  Therapeutics,  Inc., as amended.

Exhibit 10.7(2)   License Agreement effective  June 30, 1999  by  and  between
                  Ligand Pharmaceuticals Incorporated and X-Ceptor
                  Therapeutics, Inc.

Exhibit 10.8(3)   Securities Purchase Agreement dated November 6, 1998 among
                  Elan Corporation, plc, Elan International Services, Ltd. and
                  Ligand Pharmaceuticals Incorporated (filed as Exhibit 1).

Exhibit 10.9(3)   Development,  Licence  and Supply  Agreement dated
                  November 6, 1998 between Elan Corporation,  plc  and  Ligand
                  Pharmaceuticals  Incorporated  (filed as Exhibit 2).

Exhibit 10.10     Zero  Coupon  Convertible  Senior Note Due 2008 dated
                  July 14, 1999 between Ligand Pharmaceuticals Incorporated and Monksland Holdings, B.V., No. R-3.


Exhibit 10.11     Zero  Coupon  Convertible  Senior Note Due 2008 dated
                  August 31, 1999 between Ligand Pharmaceuticals Incorporated and Monksland Holdings, B.V., No. R-4.

Exhibit 10.12(3)  Letter Agreement dated August 13, 1999 among Ligand
                  Pharmaceuticals Incorporated, Elan International Services,
                  Ltd. and Elan Corporation, plc (filed as Exhibit 3).

Exhibit 10.13(2) Stock Purchase Agreement dated September 30, 1999 by and between Ligand Pharmaceuticals Incorporated and Elan
                  International Services, Ltd.

Exhibit 10.14 Fourteenth Addendum to Amended Registration Rights Agreement dated June 24, 1994 between Ligand Pharmaceuticals
                  Incorporated and Elan International Services, Ltd., effective
                  September 30, 1999.

Exhibit 10.15     Series X Warrant dated August 4, 1999 between Ligand
                  Pharmaceuticals Incorporated and Elan International Services,
                  Ltd.

Exhibit 10.16     Twelfth Addendum to Amended Registration Rights Agreement
                  dated  June  24,  1994   between   Ligand Pharmaceuticals
                  Incorporated and Elan  International Services, Ltd., effective
                  August 4, 1999.

Exhibit 27.1      Financial Data Schedule


(1) These exhibits were previously filed as part of, and are hereby incorporated by reference to the numbered exhibit filed with, the Registration Statement on Form S-4 (No. 333-58823) filed on July 9, 1998, as amended.

(2) Certain confidential portions of this exhibit were omitted by means of marking such portions with an asterisk. This exhibit has been filed separately with the Secretary of the Commission with the asterisks pursuant to the Company's Application Requesting Confidential Treatment under Rule 24b-2 of the Securities Act of 1934.

(3)  These  exhibits  were   previously   filed  as  part  of,  and  are  hereby
     incorporated by reference to the numbered exhibit filed with, the Schedule 13D of Elan Corporation, plc, filed on January 6, 1999, as amended.

ITEM 6 (B) REPORTS ON FORMS 8-K

     No reports on Form 8-K were filed during the quarter ended on September 30, 1999.

                       LIGAND PHARMACEUTICALS INCORPORATED

                               September 30, 1999


                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                       Ligand Pharmaceuticals Incorporated



Date:  November 15, 1999     By /s/Paul V. Maier
                               -------------------------
                               Paul V. Maier
                               Senior Vice President and Chief Financial Officer