Form 10-K
period 1999-12-31
LIGAND PHARMACEUTICALS INC
filed 2000-03-29
CIK 886163

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------
                                    FORM 10-K
                              --------------------

       Mark One
            [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934
                    For the Fiscal Year Ended December 31, 1999
                                                        OR
            [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the Registrant's voting stock held by non-affiliates as of February 29, 2000 was $1,034,768,582. For purposes of this calculation, shares of Common Stock held by directors, officers and 5% stockholders known to the Registrant have been deemed to be owned by affiliates which should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant or that such person is controlled by or under common control with the Registrant.

     As of February 29, 2000 the registrant had 53,249,143 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Proxy Statement to be filed not later than 120 days after December 31, 1999, in connection with the Registrant's 2000 Annual Meeting of Stockholders, referred to herein as the "Proxy Statement," are incorporated by reference into Part III of this Form 10-K. Certain exhibits filed with the Registrant's prior registration statements and period reports under the Securities Exchange Act of 1934 are incorporated herein by reference into Part IV of this Report.

================================================================================

                                Table of Contents

Part I
Item 1. Business
         Overview...............................................................................1
         Business Strategy......................................................................2
         Ligand Marketed Products...............................................................3
         Product Development Process............................................................4
         Ligand Clinical Development and Research Programs......................................5
         Collaborative Research and Development Programs........................................9
         Technology.............................................................................13
         Manufacturing..........................................................................16
         Quality Assurance......................................................................17
         Research and Development Expenses......................................................17
         Competition............................................................................17
         Government Regulation..................................................................17
         Patents and Proprietary Rights.........................................................18
         Human Resources........................................................................18
         Risks and Uncertainties................................................................18
Item 2. Properties..............................................................................24
Item 3. Legal Proceedings.......................................................................24
Item 4. Submission of Matters to a Vote of Security Holders.....................................24

Part II
Item 5. Markets For Registrant's Common Stock and Related Stockholders Matters..................24
Item 6. Selected Consolidated Financial Data....................................................25
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations...26
Item 7A.Quantitative and Qualitative Disclosures About Market Risk..............................30
Item 8. Consolidated Financial Statements and Supplementary Data................................30
Item 9. Changes and Disagreements with Accountants and Financial Disclosure.....................30

Part III
Item 10.Directors and Executive Officers of the Registrant......................................30
Item 11.Executive Compensation..................................................................30
Item 12.Security Ownership of Certain Beneficial Owners and Management..........................30
Item 13.Certain Relationships and Related Transactions..........................................30

Part IV
Item 14.Exhibits, Financial Statement Schedules, and Reports on Form 8-K........................31

Financial Statements
Report of Ernst & Young LLP, Independent Auditors...............................................F-2
Consolidated Balance Sheets.....................................................................F-3
Consolidated Statements of Operations...........................................................F-4
Consolidated Statements of Stockholders' Equity (Deficit).......................................F-5
Consolidated Statements of Cash Flows...........................................................F-6
Notes to Consolidated Financial Statements......................................................F-7


                                    GLOSSARY

                            PRODUCTS AND INDICATIONS
ONTAK(R)(denileukin diftitox)       Approved in February 1999 in the U.S. for
                                    the treatment of patients with persistent or
                                    recurrent cutaneous T-cell lymphoma whose
                                    malignant cells express the CD25 component
                                    of the Interleukin-2 receptor.

Panretin(R) (alitretinoin) gel 0.1% Approved in February 1999 in the U.S. for
                                    the topical treatment of cutaneous lesions
                                    of patients with AIDS-related Kaposi's sarcoma.

Targretin(R)(bexarotene) capsules   Approved in December 1999 in the U.S. for
                                    once daily oral administration for the
                                    treatment of cutaneous manifestations of
                                    cutaneous T-cell lymphoma in patients who
                                    are refractory to at least one prior
                                    systemic therapy.

               CTCL                 Cutaneous T-cell lymphoma
               HIV                  Human immunodeficiency virus
               HRT                  Hormone replacement therapy
               KS                   Kaposi's sarcoma
               NHL                  Non-Hodgkin's lymphoma

                                SCIENTIFIC TERMS

               AR                   Androgen Receptor
               ER                   Estrogen Receptor
               IR                   Intracellular Receptor
               JAK                  Janus Kinase family of tyrosine protein kinases
               PPAR                 Peroxisome Proliferation Activated Receptor
               PR                   Progesterone Receptor
               RAR                  Retinoic Acid Receptor
               RR                   Retinoid Responsive Intracellular Receptor
               RXR                  Retinoid X Receptor
               SARM                 Selective Androgen Receptor Modulator
               SERM                 Selective Estrogen Receptor Modulator
               STAT                 Signal Transducer and Activator of Transcription

                                REGULATORY TERMS

               CHPB                 Canadian Health Protection Branch
               EMEA                 European Agency for the Evaluation of Medicinal Products
               FDA                  United States Food and Drug Administration
               IND                  Investigational New Drug Application (United States)
               MAA                  Marketing Authorization Application (Europe)
               NDA                  New Drug Application (United States)
               NDS                  New Drug Submission (Canada)

                                     PART I

ITEM 1. BUSINESS

     The discussion of our business contained in this annual report on form 10-K may contain certain projections, estimates and other forward-looking statements that involve a number of risks and uncertainties, including those discussed below at "Risks and Uncertainties." While this outlook represents management's current judgment on the future direction of the business, such risks and uncertainties could cause actual results to differ materially from any future performance suggested below. We undertake no obligation to release publicly the results of any revisions to these forward-looking statements to reflect events or circumstances arising after the date of this annual report.

     Our trademarks, trade names and service marks referenced in this annual report include ONTAK(R), Panretin(R) and Targretin(R). Each other trademark, trade name or service mark appearing in this annual report belongs to its holder.

     References to Ligand Pharmaceuticals Incorporated ("Ligand", the "Company", "we" or "our") include its wholly owned subsidiaries - Glycomed Incorporated; Ligand Pharmaceuticals (Canada) Incorporated; Ligand Pharmaceuticals International, Inc.; Marathon Biopharmaceuticals, Inc.; and Seragen, Inc.

OVERVIEW

     Our goal is to build a profitable pharmaceutical company which discovers, develops and markets new drugs that address critical unmet medical needs of patients in the areas of cancer, men's and women's health and skin diseases, as well as osteoporosis, metabolic, cardiovascular and inflammatory diseases. We strive to develop drugs that are more effective and/or safer than existing therapies and that are more convenient (taken orally or topically administered) and cost effective. We plan to build a profitable pharmaceutical company by generating income from two diversified profit centers: sales revenues from specialty oncology products developed and marketed by Ligand, and research, milestone and royalty revenues resulting from collaborations where large pharmaceutical partners develop and market products in large markets beyond Ligand's strategic focus or resources.

     We currently market three oncology products in the United States ("U.S."), all of which were approved by the U.S. Food and Drug Administration ("FDA") in 1999 -- Panretin(R) gel, ONTAK(R) and Targretin(R) capsules. The FDA is currently reviewing an NDA for a fourth product, Targretin(R) gel, which review is expected to be completed in June 2000. In Europe, Marketing Authorization Applications ("MAA") for Targretin(R) capsules and Panretin(R) gel are under review by the European Agency for the Evaluation of Medicinal Products ("EMEA"). We also continue efforts to in-license and acquire products, such as ONTAK(R) (acquired in the 1998 Seragen acquisition) and Morphelan(TM) (licensed from Elan), which have near-term prospects of FDA approval and which can be marketed by our specialty cancer and HIV-center sales force in the U.S. Additional products are being developed through our internal development programs. Currently, Ligand has seven products in clinical development, including marketed products in clinical development for larger market indications such as non-Hodgkin's lymphoma ("NHL"), psoriasis and various cancers.

     We have established research and development collaborations with numerous global pharmaceutical companies, including Abbott Laboratories, Allergan, American Home Products, Glaxo Wellcome, Eli Lilly, Parke-Davis (Warner-Lambert), Pfizer, SmithKline Beecham and, early in 2000, Organon (Akzo-Nobel). During 1999, our corporate partners had seven compounds on human development track, including two products scheduled to enter Phase III clinical trials in 2000, and numerous compounds in research and pre-clinical stages. These corporate partner products are being studied for the treatment of large market indications such as breast cancer, osteoporosis, diabetes and cardiovascular disease.

     Internal and collaborative research and development programs utilize our proprietary science technology based on our leadership position in gene transcription technology. Our proprietary technologies involve two natural mechanisms that regulate gene activity: (1) non-peptide hormone activated Intracellular Receptors ("IRs") and (2) cytokine and growth factor activated Signal Transducers and Activators of Transcription ("STATs"). Panretin(R) gel, Targretin(R) capsules and all of our corporate partner products currently on human development track are IR modulators, discovered using our IR technology.

     In late 1998, we assembled a specialty oncology and HIV-center sales and marketing team to market in the U.S. products developed, acquired or licensed by us. In late 1999, we expanded our U.S. sales force from 20 to 40 sales representatives to support the launch of Targretin(R) capsules and increase market penetration of ONTAK(R) and Panretin(R) gel. Internationally, through marketing and distribution agreements with Ferrer and Alfa Wassermann, we have established a European and Latin American marketing and distribution capability in anticipation of potential product approvals in Europe and Latin America for Panretin(R) gel and Targretin(R) capsules.

BUSINESS STRATEGY

     Our goal is to become a profitable pharmaceutical research, development and marketing company that generates significant cash flow. Building primarily on our proprietary IR and STATs technologies, our strategy is to generate cash flow primarily from (1) the sale in the U.S. and Europe of specialty oncology products developed, acquired or in-licensed by us and (2) research, milestone and royalty revenues from the development and sale of products developed and marketed by our collaborative partners.

Building a Specialty Oncology Franchise in the U.S. and Europe

     Our strategy is to develop a specialty cancer product pipeline based on our IR and STATs technologies and acquired and in-licensed products and to market these products initially with a specialized sales force in the U.S. and directly or through marketing partners in selected international markets. Focusing initially on niche oncology indications with the possibility of expedited regulatory approval has allowed us to bring products to market quickly. This strategy also allows us to market these products with a specialty oncology sales force, spreading the cost of our sales and marketing infrastructure among multiple products. Our goal is to expand the markets for our products through additional indication approvals, approvals in international markets and marketing and distribution agreements in select international markets where we will not market directly. To further leverage our sales force, we intend to selectively license-in or acquire complementary technology and/or products in advanced stages of development.

Building a Collaborative-Based Business in Large Product Markets

     Our strategy in our collaborative research and development business is to share the risks and benefits of discovering and developing drugs to treat diseases that are beyond Ligand's strategic focus or resources. These diseases typically affect large populations often treated by primary care physicians and drugs to treat these diseases may be more costly to develop and/or to market effectively with a small specialty sales force. Despite these risks, drugs approved for these indications may have large market potential - often in excess of $1.0 billion in sales.

     Since our inception, we have entered into 11 significant collaborations with major pharmaceutical companies focusing on a broad range of disease targets. In 1999, our corporate partners advanced four compounds into human development track and two additional compounds were scheduled to enter Phase III trials in 2000.

                                                 Initiation of
Corporate Collaborator (1)                       Collaboration      Focus
-------------------------                        -------------      -----
Pfizer Inc.                                      May 1991           Osteoporosis, breast cancer

Allergan, Inc.                                   June 1992          Skin disorders, type II diabetes

Glaxo-Wellcome plc                               September 1992     Cardiovascular diseases

Abbott Laboratories                              July 1994          Inflammatory diseases

Wyeth-Ayerst, the pharmaceutical division        September 1994     Women's and men's health, oncology
of American Home Products

SmithKline Beecham                               February 1995      Oncology, anemia

Eli Lilly                                        November 1997      Type II diabetes, metabolic and
                                                                    cardiovascular diseases

SmithKline Beecham                               April 1998         Obesity

Parke-Davis Pharmaceutical Research and          September 1999     Women's health
Development of Warner-Lambert Company

Organon                                          February 2000      Women's health

(1) A collaboration initiated in 1994 with Sankyo Company, Ltd. has been completed.

     We have entered into research and development collaborations with the goal of generating research, milestone and royalty revenues in market opportunities resulting from Ligand's technologies that are beyond Ligand's strategic focus or resources. Our collaborative programs focus on discovering drugs for certain cardiovascular, inflammatory, metabolic and other diseases, as well as broad applications for women's and men's health. We believe that our collaborators have the resources, including clinical and regulatory experience, manufacturing capabilities and marketing infrastructure, needed to develop and commercialize drugs for these markets. The arrangements generally provide for collaborative discovery programs funded largely by the corporate partners aimed at discovering new therapies for diseases treated by primary care physicians. In general, drugs resulting from these collaborations will be developed, manufactured and marketed by the corporate partners. Our collaborative agreements provide for Ligand to receive: (1) research revenue during the drug discovery stage; (2) milestone revenue for compounds successfully moving through clinical development; and (3) royalty revenue from the sale of drugs developed through collaborative efforts.

LIGAND MARKETED PRODUCTS

    We currently market three oncology products in the U.S.

Marketed                  Approved        U.S.           European       Indications in
Product(1)               Indication      Status           Status        Development (2)
----------               ----------      ---------       ---------      ---------------
ONTAK(R)                      CTCL        Marketed            --         NHL, psoriasis

Panretin(R) gel                KS         Marketed        MAA filed      Skin cancers

Targretin(R) capsules         CTCL        Marketed        MAA filed      Psoriasis, advanced breast cancer,
                                                                         various other cancers

     (1) We also market two oncology products in-licensed for marketing exclusively in Canada -- PHOTOFRIN(R) and Proleukin(R). Product sales from PHOTOFRIN(R) and Proleukin(R) in 1999 were not significant compared to total product sales and are not expected to be in the future.

     (2) For a discussion of other indications in development, see "Ligand Clinical Development and Research Programs".

     U.S. SPECIALTY ONCOLOGY FRANCHISE. We have developed a cancer product pipeline that includes three products marketed in the U.S. and several late-stage products nearing NDA submission or approval. The FDA has approved Panretin(R) gel, ONTAK(R) and Targretin(R) capsules and is currently reviewing the NDA for Targretin(R) gel, which review is expected to be completed in June 2000. The five retinoid products in our cancer pipeline, Panretin(R) gel, Panretin(R) capsules, Targretin(R) gel, Targretin(R) capsules and LGD1550, were developed using IR technology. Retinoids may offer important clinical advantages over currently available cancer therapies by triggering natural mechanisms to halt or reverse the progress of various forms of cancer. In 1999, we doubled our sales force to 40 representatives and put in place additional resources and infrastructure to support our sales and marketing efforts. Our sales and marketing organization now includes more than 85 people. Our targeted physician market consists of 3,500 oncologists and 3,500 dermatologists in the U.S. We believe that a 40-person sales force can efficiently cover the 3,200 offices or centers these physicians represent and is adequate to market our products until the launch of another product following regulatory approval or expansion of indications for our existing products.

     EUROPEAN AND LATIN AMERICAN SPECIALTY ONCOLOGY FRANCHISE. In early 1999, we laid the groundwork for global commercialization with the initiation of European operations through our subsidiary, Ligand Pharmaceuticals International, Inc., with headquarters in London to support our business development efforts in Europe. In 1999, we submitted two MAAs via the EMEA seeking marketing clearance in Europe for Targretin(R) capsules and for Panretin(R) gel. Also in 1999, we entered into marketing and distribution agreements with Ferrer International S.p.A. for territories in Spain, Portugal, Greece, and Latin America and Alfa Wassermann in Italy for the marketing and distribution of ONTAK(R) and Panretin(R) in all indications and Targretin(R) in cancer and dermatological indications. We expect to enter into additional marketing and distribution agreements during 2000 for select European markets where we will not market our products directly.

     CTCL MARKET. CTCL is a type of NHL that appears initially in the skin, but over time may involve other organs. CTCL is a cancer of T-lymphocytes, white blood cells that play a central role in the body's immune system. The disease can be extremely disfiguring and debilitating and median survival for late-stage patients is less than three years. The prognosis for CTCL is based in part on the stage of the disease when diagnosed. CTCL is most commonly a slowly progressing cancer, and many patients live with the complications of CTCL for 10 or more years after diagnosis. However, some patients have a much more aggressive form of this disease. CTCL affects an estimated 16,000 people in the U.S. With ONTAK(R) and Targretin(R) capsules currently approved in the U.S. for the treatment of CTCL, and Targretin(R) gel granted priority review status by the FDA, our current strategy is to have multiple products available for treating CTCL.

     ONTAK(R). ONTAK(R), approved for marketing in February 1999 by the FDA for the treatment of patients with persistent or recurrent cutaneous T-cell lymphoma ("CTCL") whose malignant cells express the CD25 component of the interleukin-2 ("IL-2") receptor, was developed using Seragen's fusion protein technology. ONTAK(R) is the first product commercialized by us for the treatment of CTCL and the first treatment to be approved for CTCL in nearly 10 years. The FDA acted under the accelerated approval regulations in its approval of ONTAK(R) and requested that we conduct certain post-approval clinical and research studies to further document the safety, efficacy and pharmacokinetic profile of this drug. ONTAK(R) is currently in two Phase II clinical trials for the treatment of patients with NHL. Clinical trials using ONTAK(R) for the treatment of psoriasis have also been conducted. These indications provide significantly larger market opportunities than CTCL.

     TARGRETIN(R) CAPSULES. In late December 1999, the FDA granted marketing approval for Targretin(R) capsules with once daily oral administration for the treatment of cutaneous manifestations of CTCL in patients who are refractory to at least one prior systemic therapy. We launched sales and marketing of Targretin(R) capsules in January 2000. Targretin(R) capsules offer the convenience of a daily oral dose administered by the patient at home. At the request of the FDA, we agreed to conduct certain post-approval Phase IV clinical and pharmacokinetic studies. We are developing Targretin(R) capsules in a variety of larger market opportunities, including moderate to severe plaque psoriasis and advanced breast cancer. We are also pursuing approval of Targretin(R) capsules for the treatment of CTCL in Europe, where we submitted an MAA with the EMEA in November 1999.

     PANRETIN(R) GEL. Panretin(R) gel, a topical retinoid developed utilizing IR technology, was approved for marketing by the FDA in February 1999 for the topical treatment of cutaneous lesions of patients with AIDS-related Kaposi's sarcoma ("KS"). Panretin(R) gel was approved in June 1999 by Canada's Health Protection Branch ("CHPB") for the same indication. As the first patient-applied treatment for AIDS-related KS, Panretin gel represents a new non-invasive option to the traditional management of this disease. Most approved therapies require the time and expense of periodic visits to a healthcare facility and administration of the treatment by a doctor or nurse. AIDS-related KS adversely affects the quality of life for thousands of people in the U.S. We are also pursuing approval of Panretin(R) gel for the treatment of cutaneous lesions of patients with AIDS-related KS in Europe; we submitted an MAA with the EMEA in February 1999. Panretin(R) gel is currently in clinical development for certain skin cancers.

PRODUCT DEVELOPMENT PROCESS

     The development phase for a compound refers to the current stage of development for a particular indication. There are three phases in product development -- the research phase, the preclinical phase and the clinical trials phase. (See "Government Regulation" for a more complete description of the regulatory process.) Research activities include research related to specific IR and STATs targets and the identification of lead compounds. Lead compounds are chemicals that have been identified that meet pre-selected criteria in cell culture models for activity and potency against IR or STATs targets. More extensive evaluation is then undertaken to determine if the compound should be selected to enter into preclinical development. Once a lead compound is selected, chemical modification of the compound is then undertaken to create the best drug candidate.

     The preclinical phase includes pharmacology and toxicology testing in preclinical models (in vitro and in vivo), formulation work and manufacturing scale-up to gather necessary data to comply with applicable regulations prior to commencement of human clinical trials. Development candidates are lead compounds that have successfully undergone in vitro and in vivo evaluation to demonstrate that they have an acceptable profile, which justifies taking them through preclinical development with the intention of filing an Investigational New Drug application ("IND") and initiating human clinical testing.

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

LIGAND CLINICAL DEVELOPMENT AND RESEARCH PROGRAMS

     We are developing several proprietary products for which we have worldwide rights for a variety of cancers and skin diseases, as summarized in the table below. Many of the indications being pursued are related to larger market opportunities for our currently marketed products. Our product development programs are primarily based on products discovered through our IR technology, with the exception of ONTAK(R) which was developed using Seragen's fusion protein technology and Morphelan(TM) which was developed by Elan. Our research programs are based on both our IR and STAT technologies. Seven products are in advanced stages of development. Five of the products in our proprietary product development programs are retinoids, discovered and developed using our proprietary IR technology. (See "Technology" for a discussion of our IR and STAT technologies and retinoids.)

Program (1)                        Disease/Indication                              Development Phase
-----------                        ------------------                              -----------------
ONTAK(R)                          CTCL                                            Marketed
                                  Non-Hodgkin's lymphoma                          Phase II
                                  Psoriasis                                       Phase II

Targretin(R) capsules             CTCL                                            Marketed
                                  Advanced breast cancer                          Phase II
                                  Moderate-to-severe psoriasis                    Phase II

Targretin(R) gel                  CTCL                                            NDA filed
                                  Actinic keratoses                               Phase II
                                  Skin cancers                                    Phase II (Under
                                                                                   development)

Panretin(R) gel                   Kaposi's sarcoma                                Marketed
                                  Basal cell cancer of the skin                   Phase II (Under
                                                                                   development)

Panretin(R) capsules              Kaposi's sarcoma                                Phase II
                                  Bronchial metaplasia                            Phase II

LGD1550 capsules                  Head and neck cancer                            Phase II (Under
                                                                                   development)
                                  Cervical cancer                                 Phase II (Under
                                                                                   development)

Morphelan(TM) (2)                 Chronic pain                                    Phase III

SARMs
o LGD2226 (Androgen agonists)     Hypogonadism, osteoporosis, male/female         Preclinical
                                  sexual dysfunction, cachexia, AIDS-wasting      Development/IND track
o LGD1331 (Androgen antagonists)  Prostate cancer, hirsutism, acne, benign        Preclinical
                                  prostatic hyperplasia, androgenetic alopecia

STATs                             Cancer, Immunology, Growth                      Research

Glucocorticoid agonist            Cancer                                          Preclinical

     (1) This table is not intended to be a comprehensive list of Ligand's internal research and development programs.

     (2) Morphelan(TM) was licensed from Elan. (See "Morphelan Development Program" below.)

ONTAK(R) Development Programs

     ONTAK(R) is the first of a new class of targeted cytotoxic biologic agents called fusion proteins that was acquired in the acquisition of Seragen. ONTAK(R) is marketed in the U.S. for CTCL. In addition to ongoing CTCL trials, we are conducting clinical trials with ONTAK(R) in NHL and psoriasis, indications that represent significantly larger market opportunities than CTCL. While CTCL affects approximately 20,000 people in the U.S., NHL affects approximately 300,000 people in the U.S. and moderate to severe psoriasis affects an estimated
1.4 to 1.9 million people in the U.S.

     In early 1999, ONTAK(R) entered Phase II trials for the treatment of patients with NHL. One study, being conducted by the Eastern Cooperative Oncology Group, assesses ONTAK(R) in patients with certain types of low- and intermediate-grade NHL who have previously been treated with at least one systemic anti-cancer treatment. A second multi-center trial for ONTAK(R) is being conducted by us in patients with low-grade NHL who have been previously treated with at least one chemotherapy regimen and at least one monoclonal antibody therapy. Interim results of these trials are expected in 2000.

     Clinical trials with ONTAK(R) have demonstrated benefits in patients with long-standing, previously treated severe psoriasis. In the most recent Phase I/II study, 35 patients received one of three dose levels of ONTAK(R), with improvement seen at all levels. Eight of the patients had a 50% or greater improvement as measured by the Mean Psoriasis Area and Severity Index, and 18 showed improvement relative to the Physician's Global Assessment of the patients' psoriasis. Based on these positive preliminary results, additional investigation is being considered.

Targretin(R) Capsules Development Programs

     Targretin(R) capsules are approved and marketed in the U.S. for CTCL. Ligand is also investigating the use of Targretin(R) capsules in several cancer and skin disease markets which represent significantly larger market opportunities in comparison to the CTCL market. When our collaborative partner Lilly opted not to proceed with the development of Targretin(R) capsules in diabetes, all of Lilly's rights to the oral form of Targretin(R) reverted to Ligand.

     In November 1998, we initiated a Phase II trial with Targretin(R) capsules for the treatment of patients with advanced breast cancer. The open-label study will assess the efficacy, safety and tolerability of Targretin(R) capsules at two dose levels in up to 180 patients at approximately 30 sites at leading cancer centers throughout the U.S. This year, experts predict that more than 180,000 cases of breast cancer will be diagnosed, making it the most common non-skin malignancy in the U.S. among women. The prevalence of breast cancer in the U.S. is estimated to have reached more than 2 million.

     We are also conducting a Phase II trial with Targretin(R) capsules for the treatment of patients with moderate to severe psoriasis, a condition that is estimated to affect between 1.4 and 1.9 million people in the U.S. A phase II study in patients with head and neck cancers and a Phase II study in KS have been completed, as well as Phase II/III trial in lung cancer and a Phase II multicenter trial in type II diabetes in Europe. The diabetes trial demonstrated the insulin sensitizing effects of this RXR-selective drug in humans.

Targretin(R) Gel Development Programs

     In December 1999, we submitted to the FDA an NDA for Targretin(R) (bexarotene) gel 1%, a novel topical therapy for the treatment of cutaneous lesions in patients with Stage IA, IB or IIA CTCL who have not tolerated other therapies or who have refractory or persistent disease. The FDA has granted Targretin(R) gel orphan drug designation for the treatment of patients with CTCL, and has granted priority review status of the NDA filing. We have completed Phase IIA trials with Targretin(R) gel for the treatment of patients with actinic keratoses, a condition that is estimated to affect up to 5 million people in the U.S. A Phase II trial with Targretin(R) gel for the treatment of patients with non-melanoma skin cancer is under development. Non-melanoma skin cancers affect approximately 500,000 people in the U.S. An MAA filing in Europe for Targretin(R) gel in CTCL is targeted for 2000.

Panretin(R) Gel Development Program

     A Phase II trial is under development for use of Panretin(R) gel in patients with basal cell carcinoma, a disease with an estimated 600,000 new cases diagnosed in the U.S. each year.

Panretin(R) Capsules Development Programs

     Panretin(R) capsules have demonstrated clinical promise for the systemic treatment of cutaneous AIDS-related KS, other cancers and skin disorders. In completed Phase I/II human clinical trials, Panretin(R) capsules were tolerated at doses up to 140 milligrams per square meter of body surface area per day. At the maximum tolerated dose, side effects, including headaches, elevated triglyceride levels, hypercalcemia and mucocutaneous irritation, were dose limiting toxicities. We have reported favorable results in two Phase II trials with Panretin(R) capsules in patients with KS and are currently evaluating whether to proceed with development in KS. Phase II trials with Panretin(R) capsules are ongoing in bronchial metaplasia. We have completed Phase II trials in myelodysplastic syndrome, severe plaque psoriasis, and breast and pediatric cancers, and the NCI-Canada has evaluated the results of a Phase I/II trial using Panretin(R) capsules in combination with interferon alpha for renal cell carcinoma.

LGD1550 Capsules Development Program

     LGD1550 is a potent RAR agonist that strongly inhibits growth of several human cancer cell lines. Phase I/ IIA clinical trials in advanced cancer have shown that LGD1550 capsules were well tolerated. Investigators observed dose-limiting skin toxicities, diarrhea and abdominal cramps. Dose-limiting toxicities, such as headache and lipid abnormalities, frequently observed with other retinoids, have not been observed with LGD1550. Unlike all-trans retinoic acid, a retinoid approved for the treatment of acute promyelocytic leukemia, LGD1550 does not appear to induce its own metabolism over the dose range tested since blood levels are maintained with continued therapy. Phase II studies with LGD1550 in combination with chemotherapy for the treatment of patients with cervical and head and neck cancers are under development. The prevalence of cervical cancer cases in the U.S. is estimated at 205,000 cases, while the prevalence of head and neck cancer in the U.S. is estimated at more than 210,000 cases.

Morphelan(TM) Development Program

     As part of a broader strategic alliance formed in 1998 with Elan, Elan licensed to Ligand exclusive rights to market Elan's proprietary product Morphelan(TM) in the U.S. and Canada for pain management in cancer and HIV patients. We also have an option to co-promote Morphelan(TM) in continental Europe for the same indications. Morphelan(TM), a once-daily, oral capsule form of morphine, may provide sustained pain management for HIV and cancer patients as compared to current therapies requiring frequent doses. Enrollment in Phase III clinical trials in the U.S. has recently been completed by Elan. We anticipate submission of an NDA in the U.S. by Elan in the first half of 2000. If approved, we will market and sell Morphelan(TM) through our existing specialty cancer and HIV-center sales force.

SARMs Programs

     We are pioneering the development of tissue selective androgen receptor modulators ("SARMs"), a novel class of non-steroidal, orally active molecules that selectively modulate the activity of the androgen receptor ("AR") in different tissues, providing a wide range of opportunities for the treatment of many diseases and disorders in both men and women. Tissue-selective AR agonists or antagonists may provide utility in male hormone replacement therapy and the treatment of skin disorders, osteoporosis, sexual dysfunction in men and women, prostate cancer, benign prostatic hyperplasia ("BPH") and other diseases. The use of androgen antagonists has shown efficacy in the treatment of prostate cancer, with three androgen antagonists currently approved by the FDA for use in the treatment of prostate cancer. However, we believe that there is a substantial medical need for improved androgen modulators for use in the treatment of prostate cancer due to significant side effects seen with currently available drugs that may be eliminated or reduced by SARMs.

     Our SARMs programs have been our largest internally funded programs over the past five years. We believe that our intellectual property in the SARM area is strong. We have assembled an extensive SARM compound library and one of the largest and most experienced AR drug discovery teams in the pharmaceutical industry. We intend to pursue the specialty applications emerging from SARMs internally, but may seek collaborations with major pharmaceutical companies to exploit broader clinical applications.

     We have two first generation SARMs in preclinical development: (1) LGD1331, an androgen antagonist for acne, prostate cancer, BPH and hirsutism, and (2) LGD2226, an androgen agonist for male hypogonadism, male and female sexual dysfunction and osteoporosis. Preclinical studies of LGD1331 indicate that it may have utility for treating acne and hirsutism disorders that affect a significant number of women. In vivo studies of LGD1331 have revealed favorable characteristics, including indirect evidence of diminished effects on the central nervous system, compared with currently marketed drugs of this type for the treatment of these conditions.

STATs Research Programs

     In contrast to our IR program, our STATs programs focus on receptors found on the surface of the cell. STATs play a modulating role in the biology of cytokines and growth factors. Many diseases, such as inflammatory conditions, may result from excessive cytokine activity, and others may result from insufficient cytokine activity. (See "Technology -- STATs Technology" for a more complete discussion of our STATs technology.) In our STATs programs, we seek to develop drug candidates that mimic or block the activity of relevant cytokines for use in a variety of conditions including cancer, inflammation and disorders of blood cell formation.

     Our program to discover and develop small molecule, orally available drugs to act as interferon agonists for potential application in various cancers and viral diseases is ongoing. We are also continuing an internal preclinical program aimed at discovering novel immunomodulatory drugs. Clinically, it is well established that a variety of immune disorders are characterized by unbalanced helper T-cell responses. Helper T-cells are white blood cells critical to immune response.

Several cytokines play a key role in regulating the proper balance of helper T-cell responses, including Interleukin-4 ("IL-4") and Interleukin-12 ("IL-12"). Regulating helper T-cell responses through modulation of IL-4 or IL-12 signaling pathways may have application in allergy and asthma in the case of IL-4, and transplant rejection and autoimmune diseases in the case of IL-12. Compelling in vivo evidence suggests that pharmacological intervention in the Janus Kinase family of tyrosine protein kinases ("JAK")/STAT signaling pathways activated by IL-4 or IL-12 could result in drugs with novel mechanisms of action that may not only complement, but also greatly improve on current therapies.

X-Ceptor Research Programs

     Extensive work in the area of IRs has resulted in the identification and discovery of more than 50 members of the IR superfamily that do not interact with the known non-peptide hormones. We believe that among these orphan IRs there may be receptors for uncharacterized small molecule hormones and that the physiological roles of the various orphan receptors are likely to be diverse and important to human biology and disease. In 1999, we invested in a new private corporation, X-Ceptor Therapeutics, Inc., to fund research to identify therapeutic products from orphan nuclear receptors. X-Ceptor, funded with $25.0 million primarily from outside investors, will enable accelerated development of this early stage technology in a manner that offers upside reward while minimizing the risk and burden of direct management, financing or full profit and loss responsibility. Taking the position of minority equity investor, we contributed cash, warrants and enabling technology to X-Ceptor and have the right to reacquire all of the capital stock of X-Ceptor for a predetermined purchase price in 2002 or 2003. (See Note 12 to the consolidated financial statements.)

COLLABORATIVE RESEARCH AND DEVELOPMENT PROGRAMS

     We are pursuing several major collaborative drug discovery programs to further develop the research and development of compounds based on our IR and STAT technologies. These collaborations focus on several large market indications as shown in the table below.

              Indication                        U.S. Prevalence
              ----------                        ---------------
              Osteoporosis                          10 million
              Breast Cancer                          2 million
              Hormone Replacement Therapy            7 million
              Cardiovascular Disease                58 million
              Contraception                         35 million
              Type II Diabetes                      15 million
              Obesity                               48 million

     During 1999, there were seven collaborative products on a human development track -- droloxifene, lasofoxifene, TSE424, ERA923, WAY160910, GW544 and GWXXX. (See Note 10 to the consolidated financial statements for a description of the financial terms of our key ongoing collaboration agreements.)

                                                                                        Development
Program (1)                             Disease/Indication                              Phase             Marketing Rights
--------                                ------------------                              -----             ----------------
SEX HORMONE MODULATORS
SERMs
o Droloxifene (2)                       Osteoporosis                                    Discontinued      Pfizer
o Lasofoxifene (CP336,156)              Osteoporosis, breast cancer                     Phase II/III      Pfizer
o TSE424                                Post-menopausal osteoporosis                    Phase II/III      AHP
o ERA923                                Breast cancer                                   Phase I           AHP
o ER Modulators                         HRT, osteoporosis, cardiovascular disease,      Research          Parke-Davis
                                        breast cancer, mood and cognitive disorders
PR Modulators
o PR Modulators                         HRT, contraception, reproductive disorders      Research          Organon
o WAY160910 (PR Antagonists)            HRT, contraception                              Preclinical/      AHP
                                                                                        IND track
o PR Agonists (LGD1447 series)          Contraception, reproductive disorders           Preclinical       AHP/Ligand(3)

CARDIOVASCULAR/METABOLIC DISEASE
GW544 (PPAR Modulators )                Type II diabetes, cardiovascular disease        Phase I           Glaxo
GWXXX (PPAR Modulators)                 Cardiovascular disease                          Preclinical/      Glaxo
                                                                                        IND track
PPAR Modulators                         Diabetes,  metabolic diseases                   Preclinical       Lilly
RXR Modulators                          Diabetes,  metabolic diseases                   Preclinical       Lilly
ob-gene Pathway                         Metabolic diseases                              Research          Lilly
ob-Leptin                               Metabolic diseases                              Research          SmithKline Beecham
AGN4204 and AGN4326                     Type II diabetes                                Preclinical       Allergan

INFLAMMATORY DISEASE
Glucocorticoid Agonists                 Inflammation                                    Preclinical       Abbott/Ligand(3)
AGN4310                                 Psoriasis, mucocutaneous toxicity               Preclinical/      Allergan
                                                                                        IND track

STATs
Hematopoietic Growth Factors            Oncology, anemia                                Preclinical       SmithKline Beecham/
                                                                                                          Ligand(3)

(1) This table is not intended to be a comprehensive list of Ligand's collaborative research and development programs.

(2)  In December 1999, Pfizer chose not to continue development of droloxifene.

(3) We have retained certain compound rights in our collaborations with AHP, Abbott, and SmithKline Beecham.

Sex Hormone Modulators Collaborative Programs

     The primary objective of our sex hormone modulators collaborative programs is to develop drugs for hormonally responsive cancers of men and women, hormone replacement therapies and the treatment and prevention of diseases affecting women's health, as well as hormonal disorders prevalent in men. Our programs, both collaborative and internal, in the sex hormone modulators area target development of tissue-selective modulators of the progesterone receptor ("PR"), the estrogen receptor ("ER") and the androgen receptor ("AR"). Through our collaborations with Pfizer and AHP, three selective ER modulators ("SERMs") are in development in osteoporosis and advanced breast cancer. In collaboration with Parke-Davis, we are seeking SERMs for the treatment of osteoporosis, breast cancer, cardiovascular disease, and mood and cognitive disorders. In addition, we are developing two SARMS in our internal programs and seek to enter into collaborations with large global pharmaceutical companies for the development of SARMs in large markets beyond our strategic focus or resources.

     SERMS. Over the past eight years of collaboration with corporate partners on the discovery, development and enhancement of SERMs, four SERMs (including droloxifene) have emerged covering three generations of advancements in efficacy. Today, Ligand is the principal company to have three generations of SERMs in its collaborative pipeline, and we believe the clinical trials being conducted by our collaborative partners on second-generation SERMs are furthest advanced among all clinical trials for SERMs. Our partners Pfizer and AHP each have second-generation SERMs moving into Phase III trials in 2000, and Parke-Davis's goal is to declare one or more third-generation SERMs as clinical development candidates.

     PR MODULATORS. We are also developing novel non-steroidal PR antagonists, partial agonists and agonists internally and in collaboration with AHP and Organon, for use in hormone replacement therapy, contraception, reproductive disorders and other applications in women's health. Exploratory clinical research indicates that PR antagonists may have utility in contraception and in a variety of chronic diseases, including endometriosis and cancer. We believe that more selective PR antagonists may be useful in the treatment of many hormone responsive diseases, including gynecological and malignant disorders, such as breast and uterine cancer, uterine fibroids (benign smooth muscle tumors) and endometriosis. Although current PR antagonists are used clinically for acute contraceptive indications, their use in chronic diseases is likely to be limited by their cross-reaction with the glucocorticoid receptor, which is anticipated to produce adverse side effects with long-term administration. We have discovered specific PR antagonists that do not cross-react with the IR for glucocorticoids. We have also discovered several additional non-steroidal lead compounds that are PR modulators. In addition, we have discovered closely related compounds that are full agonists of the PR, which may be useful in contraception, reproductive disorders, and hormone replacement therapy.

     AHP COLLABORATION. In 1994, we entered into a collaborative research agreement with Wyeth-Ayerst Laboratories, the pharmaceutical division of AHP, to discover and develop drugs that interact with estrogen or progesterone receptors for use in hormone replacement therapy, anti-cancer therapy, gynecological diseases, central nervous system disorders associated with menopause and fertility control. We granted AHP exclusive worldwide rights to all products discovered in the collaboration that are agonists or antagonists to the PR and ER for application in the fields of women's health and cancer therapy.

     As part of this collaboration, we tested AHP's extensive chemical library for activity against a selected set of targets of our internal programs. We may select for internal development up to 24 lead compounds to which we will have worldwide rights. In 1996, AHP exercised its option to include compounds we discovered that modulate PRs and to expand the collaboration to encompass the treatment or prevention of osteoporosis through the ER. AHP also added four advanced chemical compound series from its internal ER-osteoporosis program to the collaboration. The research phase of the collaboration ended in August 1998.

     AHP has ongoing clinical studies with two SERMs. AHP is developing TSE424 for the treatment of post-menopausal osteoporosis, with Phase II trials ongoing, and has announced their intention to initiate Phase III trials in 2000. ERA923 is being developed for the treatment of breast and reproductive cancers. AHP filed an IND for ERA923 for the treatment of women with breast cancer in December 1998 and Phase I trials in breast cancer are nearing completion. AHP has also elected to proceed with IND track development of WAY160910, a non-steroidal PR antagonist that may be useful in the creation of the first estrogen-free oral contraceptive.

     PFIZER COLLABORATION. In 1991, we entered into a five-year collaborative research and development and license agreement with Pfizer to develop better alternative therapies for osteoporosis. In November 1993, we jointly announced the successful completion of the research phase of our alliance with the identification of a development candidate and backups for the prevention and treatment of osteoporosis. In preclinical studies, the candidates from the program mimic the beneficial effects of estrogen on bone and have an impact on blood serum lipids often associated with cardiac benefits without increasing uterine or breast tissue proliferation.

     We have milestone and royalty rights to two SERMs, lasofoxifene and droloxifene, which over the past year have been under development by Pfizer for osteoporosis and breast cancer. Lasofoxifene, previously known as CP336,156, is a second generation estrogen partial agonist discovered through our collaborative relationship with Pfizer to which Pfizer has retained marketing rights. Droloxifene, a first generation estrogen antagonist, is a Pfizer compound for which we performed work at Pfizer's request. These SERMs have been shown to reduce bone loss and decrease low-density lipoprotein levels ("LDL", or "bad" cholesterol). In late 1999, Pfizer announced that it planned to move lasofoxifene forward into Phase III studies in 2000 for the treatment of breast cancer and osteoporosis and that it would discontinue development of droloxifene. Our royalty rights on sales of lasofoxifene are double that for droloxifene.

     PARKE-DAVIS COLLABORATION. In September 1999, we entered into a research, development and license agreement with the Parke-Davis Pharmaceutical Research and Development ("Parke-Davis") of Warner-Lambert Company. The research and development collaboration will focus on the discovery, characterization, design and development of third-generation small molecule compounds with beneficial effects for the treatment and prevention of diseases mediated through the ER. Some of the diseases affected by drugs that act upon the ER are osteoporosis, cardiovascular disease, breast cancer, and mood and cognitive disorders. Parke-Davis's goal is to declare one or more third-generation SERMs as clinical development candidates.

     ORGANON COLLABORATION. In February 2000, we entered into a collaboration with Organon to focus on small molecule compounds with potential effects for the treatment and prevention of gynecological diseases mediated through the progesterone receptor. The objective of the collaboration is the discovery of new non-steroidal compounds that are tissue-selective in nature and may have fewer side effects. Such compounds may provide utility in hormone replacement therapy, oral contraception, reproductive diseases, and other hormone-related disorders.

Cardiovascular/Metabolic Disease Collaborative Programs

     We are exploring the role of certain IRs, including the peroxisome proliferation activated receptors ("PPARs"), in cardiovascular and metabolic disorders. PPARs, a subfamily of orphan IRs, have been implicated in processes that regulate plasma levels of very low density lipoproteins and triglycerides. (See "Technology -- Intracellular Receptor Technology" for a discussion of PPARs and orphan IRs.) Data implicate PPARs in the mechanism of action of lipid lowering drugs such as Lopid(R). There are three subtypes of the PPAR subfamily with defined novel aspects of their action -- alpha, beta and gamma. The subtype PPAR alpha appears to regulate the metabolism of certain lipids and is useful in treating hyperlipidemia. PPAR gamma plays a role in fat cell differentiation and cellular responses to insulin. Modulators of PPAR gamma activity (e.g., the glitazone class of insulin sensitizers) have utility in the management of type II diabetes. PPARs are believed to function in cells in partnership with RXRs. In addition to compounds that act directly on PPARs and that may have utility in various cardiovascular and metabolic disorders, certain retinoids are able to activate this RXR:PPAR complex (e.g., Targretin(R) capsules) and they may also have utility in these disorders. We have three collaborative partners, Glaxo, Lilly and SmithKline Beecham, in the areas of cardiovascular and metabolic diseases, with two compounds on a clinical development tract. (See "STATs Collaborative Program" below for a discussion of the SmithKline Beecham collaboration.)

     GLAXO COLLABORATION. In 1992, we entered into a five-year collaboration with Glaxo to discover and develop drugs for the prevention or treatment of atherosclerosis and other disorders affecting the cardiovascular system. The collaboration focuses on discovering drugs which produce beneficial alterations in lipid and lipoprotein metabolism in three project areas: (1) regulation of cholesterol biosynthesis and expression of a receptor which removes cholesterol from the blood stream, (2) the IRs influencing circulating HDL levels, and (3) PPARs, the subfamily of IRs activated by lipid lowering drugs, such as Lopid(R) and Atromid-S. The collaborative research program was successfully completed in 1997 with the identification of a novel lead structure that activates selected PPAR subfamily members and the identification of a different lead compound that shows activity in preclinical models for lowering LDL cholesterol by up-regulating LDL receptor gene expression in liver cells. We retained the right to develop and commercialize products arising from the collaboration in markets not exploited by Glaxo or where Glaxo is not developing a product for the same indication.

     In 1999, Glaxo advanced two compounds to exploratory development: (1) GW544, a PPAR agonist in Phase I trials for diabetes, that is also under investigation as a potential therapy for cardiovascular disease; and (2) a second candidate that is in preclinical development for cardiovascular disease. Cardiovascular disease affects more than 58 million Americans and is estimated to be responsible for 30% of all deaths worldwide each year.

     LILLY COLLABORATION. In 1997, we entered into a strategic alliance with Lilly for the discovery and development of products based upon our IR technology with broad applications in the fields of metabolic diseases, including diabetes, obesity, dyslipidemia, insulin resistance and cardiovascular diseases associated with insulin resistance and obesity. Under the alliance, Lilly received: (1) worldwide, exclusive rights to our compounds and technology associated with the RXR receptor in the field; (2) rights to use our technology to develop an RXR compound in combination with a SERM in cancer; (3) worldwide, exclusive rights in certain areas to our PPAR technology, along with rights to use PPAR research technology with the RXR technology; and (4) exclusive rights to our HNF4 receptor and the obesity gene promoter technology. Lilly has the right to terminate the development of compounds under the agreements. We would receive rights to certain of such compounds in return for a royalty to Lilly, the rate of which is dependent on the stage at which the development is terminated.

     Under the alliance, we retained or received: (1) exclusive rights to independently research, develop and commercialize Targretin(R) and other RXR compounds in the fields of cancer and dermatology; (2) an option to obtain selected rights to one of Lilly's specialty pharmaceutical products; and (3) rights to receive milestones, royalties and options to obtain certain co-development and co-promotion rights for the Lilly-selected RXR compound in combination with a SERM.

     Our rights under the initial agreements have changed. In connection with the acquisition of Seragen in 1998, we obtained from Lilly its rights to ONTAK(R) in satisfaction of our option to obtain selected rights to one of Lilly's specialty pharmaceutical products. In 1999, we agreed to focus our collaborative efforts on the RXR modulator second-generation program, which has compounds with improved therapeutic indices relative to the three first-generation compounds, and on co-agonists of the PPAR receptor program. In early 1999, Lilly opted not to proceed with the development of certain first-generation compounds, including Targretin(R), in the RXR program for diabetes. As a result of this decision, all rights to the oral form of Targretin(R) reverted to us and LGD1268 and LGD1324 returned to the pool of eligible RXR modulators for possible use in oncology in combination with a SERM under the collaboration agreement between Ligand and Lilly.

Inflammatory Disease Collaborative Program

     Abbott Collaboration. In 1994, we entered into a collaborative research agreement with Abbott to discover and develop small molecule compounds for the prevention or treatment of inflammatory diseases. The collaborative program includes several molecular approaches to discovering modulators of glucocorticoid receptor activity that have significantly improved therapeutic profiles relative to currently known anti-inflammatory steroids such as prednisone and dexamethasone. The collaboration is focused on the development of novel non-steroidal glucocorticoids that maintain the efficacy of corticosteroids that are currently used to treat inflammatory diseases, but lack some or all of corticosteroids' dose-limiting side effects. Several compounds discovered during the collaboration have progressed to advanced preclinical testing in an effort to select a clinical candidate.

     Abbott received exclusive worldwide rights for all products discovered in the collaboration for use in inflammation. We received exclusive worldwide rights for all anti-cancer products discovered in the collaboration. Abbott will make milestone and royalty payments on products targeted at inflammation resulting from the collaboration, while we will make milestone and royalty payments on products targeted at anti-cancer resulting from the collaboration. Each party will be responsible for the development, registration and commercialization of the products in its respective field.

STATs Collaborative Program

     Our proprietary STAT technology is distinct from our IR technology platform. STATs are activated through a receptor located on the surface of the cell rather than a receptor located within the cell. STAT technology provides us with a second broadly enabling drug discovery platform that has potential applications in cancer, inflammation, asthma, allergy, infectious disease, anemia, obesity, diabetes and growth disorders. (See "Technology" for a more complete discussion of our STAT technology.) We are pursuing product development opportunities based on our STAT technology through a collaboration with SmithKline Beecham and internally funded programs focusing on interferon agonists and other cytokine agonists and antagonists.

     SMITHKLINE BEECHAM COLLABORATION. In 1995, we entered into a collaborative agreement with SmithKline Beecham to utilize our proprietary STATs technology to discover and characterize small molecule, orally bioavailable drugs to control hematopoiesis (the formation and development of blood cells) for the treatment of a variety of blood cell deficiencies. In 1998, we announced with SmithKline Beecham the discovery of the first non-peptide small molecule that mimics the activity of Granulocyte- Colony Stimulating Factor ("G-CSF"), a natural hormone that stimulates production of infection-fighting neutrophils (a type of white blood cell). This molecule could lead to the development of an orally active drug that could replace recombinant G-CSF (sold by Amgen as Neupogen(TM)), a drug that must be administered by injection. While this lead compound has only been shown to be active in mice, its discovery is a major scientific milestone and suggests that orally active, small molecule mimics can be developed not only for G-CSF, but for other cytokines as well. Ligand and SmithKline Beecham continue to pursue development of this compound series.

     A number of lead series have been found that mimic the activity of natural growth factors for white cells and platelets. These are currently being optimized through medicinal chemistry. Based on the progress achieved to date, SmithKline

Beecham and Ligand have chosen to extend this collaboration for a year beyond the term of the original contract.

     Under the collaboration, we have the right to select up to three compounds related to hematopoietic targets for development as anti-cancer products other than those compounds selected for development by SmithKline Beecham. SmithKline Beecham has the option to co-promote these products with us in North America and to develop and market them outside North America.

     In April 1998, we formed a new collaboration with SmithKline Beecham to develop small molecule drugs that modulate the signaling pathway controlled by leptin as a means of discovering orally available drugs for treatment or prevention of obesity. Under the new agreement, SmithKline Beecham obtained exclusive worldwide rights to products resulting from the obesity collaboration and has agreed to make milestone payments to us as compounds progress through preclinical and clinical development, and royalty payments on sales, if products result from the research.

Allergan and ALRT Programs

     In 1997, in conjunction with the buyback of Allergan Ligand Retinoid Therapeutics, Inc. ("ALRT"), we agreed with Allergan to restructure the terms and conditions relating to research, development, and commercialization and sublicense rights for the ALRT compounds. (See Note 11 to the consolidated financial statements.) Under the restructured arrangement, we received exclusive, worldwide development, commercialization and sublicense rights to Panretin(R) capsules and Panretin(R) gel, LGD1550, LGD268 and LGD324. Allergan received exclusive, worldwide development, commercialization and sublicense rights to LGD4310, an RAR antagonist. Allergan also received LGD4326 and LGD4204, two advanced preclinical RXR selective compounds. In addition, we participated in a lottery with Allergan for each of the approximately 2,000 retinoid compounds existing in the ALRT compound library as of the closing date, with each party acquiring exclusive, worldwide development, commercialization and sublicense rights to the compounds which they selected. Ligand and Allergan will each pay the other a royalty based on net sales of products developed from the compounds selected by each in the lottery and the other ALRT compounds to which each acquires exclusive rights. We will also pay to Allergan royalties based on our net sales of Targretin(R) for uses other than oncology and dermatology indications. In the event that we license commercialization rights to Targretin(R) to a third party, we will pay to Allergan a percentage of royalties payable to us with respect to sales of Targretin(R) other than in oncology and dermatology indications. Allergan has two compounds (AGN4204 and AGN4326) in preclinical development for type II diabetes and one compound (AGN4310) in preclinical development for psoriasis and mucocutaneous toxicity.

TECHNOLOGY

     In our successful efforts to discover new and important medicines, we and our exclusive academic collaborators have concentrated on two areas of research: advancing the understanding of the activities of hormones and hormone-related drugs and making scientific discoveries related to IR and STAT technologies. We believe that our expertise in these technologies will enable us to develop novel, small-molecule drugs acting through IRs or STATs with more target-specific properties than currently available drugs, resulting in either improved therapeutic and side effect profiles and new indications for IRs or novel mechanisms of action and oral activity for STATs. Both STATs and IRs are families of transcription factors that change cell function by selectively turning on or off particular genes in response to circulating signals that impinge on cells. In addition to our proprietary IR and STAT technologies, we acquired fusion protein technology, which was utilized by Seragen in the development of ONTAK(R).

Intracellular Receptor ("IR") Technology

     Hormones occur naturally within the body and control processes such as reproduction, cell growth, and differentiation. Hormones generally fall into two general classes, the non-peptide hormones and the peptide hormones. The non-peptide hormones include the retinoids, sex steroids (estrogens, progestins and androgens), adrenal steroids (glucocorticoids and mineralocorticoids), vitamin D and thyroid hormone. These non-peptide hormones act by binding to their corresponding IRs to regulate the expression of genes in order to maintain and restore balanced cellular function within the body. Hormonal imbalances can lead to a variety of diseases. The hormones themselves and drugs that mimic or block hormone action may be useful in the treatment of these diseases. Furthermore, hormone mimics (agonists) or blockers (antagonists) can be used in the treatment of diseases in which the underlying cause is not hormonal imbalance. The effectiveness of the IRs as drug targets is clearly demonstrated by currently available drugs acting through IRs for several diseases. However, the use of most of these drugs has been limited by their often significant side effects. Examples of currently marketed hormone-related drugs acting on IRs are glucocorticoids (steroids used to treat inflammation), natural and synthetic estrogens and progesterones (used for hormone replacement therapy and contraception), tamoxifen (an estrogen antagonist used in the treatment of breast cancer), and various retinoids such as Accutane(R) and Retin-A(R) (used to treat acne and others to treat psoriasis).

     We have built a strong proprietary position and accumulated substantial expertise in IRs applicable to drug discovery and development. Building on our scientific findings about the molecular basis of hormone action, we have created proprietary new tools to explore and manipulate non-peptide hormone action for potential therapeutic benefit. We employ a proprietary cell-culture based assay system for small molecules that can modulate IRs, referred to as the co-transfection assay. The co-transfection assay system simulates the actual cellular processes controlled by IRs and is able to detect whether a compound interacts with a particular human IR and whether this interaction mimics or blocks the effects of the natural regulatory molecules on target gene expression.

     The understanding of non-peptide hormones and their actions has increased substantially in the last 15 years. Driving this rapid expansion of knowledge has been the discovery of the family of IRs through which all the known small-molecule, non-peptide hormones act. We and our academic collaborators and consultants have made major discoveries pertaining to IRs and small molecule hormones and compounds, which interact with these IRs. These discoveries include: (1) the identification of the IR superfamily, (2) the recognition of IR subtypes, (3) the heterodimer biology of RXR-selective compounds and (4) the discovery of orphan IRs. We believe that each of these broad areas of knowledge provides important opportunities for drug discovery.

     IR SUPERFAMILY. The receptors for all the non-peptide hormones are closely related members of a superfamily of proteins known as IRs. Human IRs for all of the known non-peptide hormones have now been cloned, in many cases by our scientists or our collaborators. The structure and underlying mechanism of action of the IRs have many common features, such that drug discovery insights about one IR can often be directly applied to other members of the IR superfamily, bringing synergy to our IR-focused drug discovery efforts. First generation drugs were developed and commercialized for their therapeutic benefits prior to the discovery of IRs and often cross-react with the IRs for hormones other than the intended target, which can result in significant side effects. The understanding that IRs are structurally similar has enabled us to determine the basis for the side effects of some first-generation drugs and to discover improved drug candidates.

     IR SUBTYPES. For some of the non-peptide hormones, several closely related but non-identical IRs, known as IR subtypes, have been discovered. These include six subtypes of the IRs for retinoids, two subtypes of the IRs for thyroid hormone, two subtypes for the ER, and three subtypes for the PPARs. Patent applications covering many of these IR subtypes have been exclusively licensed by us. We believe that drugs capable of selective modulation of IR subtypes will allow more specific pharmacological intervention better matched to therapeutic need. Targretin(R), an RXR selective molecule, was discovered as a result of our understanding of retinoid receptor subtypes.

     RETINOID RESPONSIVE IRS ("RRS.") Retinoic acid, a derivative of Vitamin A, is one of the body's natural regulatory hormones that has a broad range of biological actions, influencing cell growth, differentiation, programmed cell death and embryonic development. Many chemical analogues of retinoic acid, called retinoids, also have biological activity. Specific retinoids have been approved by the FDA for the treatment of psoriasis and certain severe forms of acne. Evidence also suggests that retinoids can be used to arrest and, to an extent, reverse the effects of skin damage arising from prolonged exposure to the sun. Other evidence suggests that retinoids are useful in the treatment of a variety of cancers, including kidney cancer and certain forms of leukemia. For example, all-trans-Retinoic-acid has been approved by the FDA for the treatment of acute promyelocytic leukemia. Retinoids have also shown an ability to reverse precancerous (premalignant) changes in tissues, reducing the risk of development of cancer, and may have potential as preventive agents for a variety of epithelial malignancies, including skin, head and neck, bladder and prostate cancer. Currently marketed retinoids, which were developed and commercialized prior to the discovery of retinoid-responsive IRs, cause significant side effects. These include severe birth defects if fetal exposure occurs, severe irritation of the skin and mucosal surfaces, elevation of plasma lipids, headache and skeletal abnormalities.

     The six RRs that have been identified to date can be grouped in two subfamilies -- retinoic acid receptors ("RARs") and retinoid X receptors ("RXRs"). Patent applications covering members of both families of RRs have been licensed exclusively to us primarily from The Salk Institute. The RR subtypes appear to have different functions, based on their distribution in the various tissues within the body and data arising from in vitro and in vivo studies, including studies of transgenic mice. Several of the retinoids currently in commercial use are either non-selective in their pattern of RR subtype activation or are not ideal drugs for other reasons. We are developing chemically synthesized retinoids that, by selectively activating RR subtypes, may preserve desired therapeutic effects while reducing side effects.

     We have two retinoid products approved by the FDA (Panretin(R) gel and Targretin(R) capsules) and five retinoid products in clinical trials (Panretin(R) gel, Panretin(R) capsules, Targretin(R) capsules, Targretin(R) gel and LGD1550 capsules). Panretin(R) gel and Panretin(R) capsules incorporate 9-cis retinoic acid, a retinoid isolated and characterized by us in 1991 in collaboration with scientists at The Salk Institute and Baylor. 9-cis retinoic acid is the first non-peptide hormone discovered in over 25 years and appears to be a natural ligand for the RAR and RXR subfamilies of retinoid receptors. Bexarotene, the active substance in Targretin(R), is a synthetic retinoid developed by us that shows selective retinoid receptor subtype activity that is different from that of 9-cis retinoic acid, the active substance in Panretin(R). Targretin(R) selectively activates a subclass of retinoid receptors called RXRs. RXRs play an important role in the control of a variety of cellular functions. LGD1550 is a potent RAR agonist that strongly inhibits growth of several human cancer cell lines.

     RXRS. RXRs can form a dimer with numerous IRs, such as the retinoic acid receptor ("RAR"), thyroid hormone receptor and vitamin D receptor. While RXRs are widely expressed, their IR partners are more selectively expressed in different tissues, such as liver, fat or muscle. As a result, compounds that bind RXRs offer the unique potential to treat a variety of diseases, including cancer and metabolic diseases. In preclinical models of type II diabetes, RXR agonists appear to stimulate the physiological pathways responsive to RXR-PPAR receptor partners expressed in key target tissues that are involved in glucose metabolism. As a result, a discrete set of genes is activated in these tissues, resulting in a decrease in serum glucose levels and insulin.

     ORPHAN RECEPTORS. Over 50 additional members of the IR superfamily, which do not interact with the known non-peptide hormones, have been discovered. These members of the IR superfamily have been designated orphan receptors. We believe that among the orphan IRs may be receptors for uncharacterized small molecule hormones and that the physiological roles of the various orphan IRs are likely to be diverse. We have devised strategies to isolate small molecules that interact with orphan IRs and this technology forms the basis of the newly formed company X-Ceptor. (See Note 12 to the consolidated financial statements.)

Signal Transducers and Activators of Transcription ("STAT") Technology

     STATs are a family of proteins that are a key part of the signal transduction pathway for a variety of biologically important polypeptide hormones (e.g., interferons, interleukins, leptin and hematopoietic growth factors). STATs play a role in the biology of cytokines and growth factors functionally analogous to that played by IRs in the biology of the non-peptide hormones. When various cytokines or growth factors bind to their receptors on the cell surface, this triggers the activation of specific members of the Janus Kinase family of tyrosine protein kinases ("JAKs"), which in turn activate specific STATs. The activated STATs enter the cell nucleus and bind to the control regions of specific target genes and alter their expression, thereby modulating physiologic or pathophysiologic processes.

     The discovery of STATs, the elucidation of their roles in interferon signal transduction, and the first cloning of genes encoding STATs were all accomplished by our exclusive collaborator, Dr. James Darnell, and were described initially in 1992. A total of seven members of the STAT family have been identified and a large number of peptide hormones have been shown to utilize STAT signaling pathways. These peptide hormones include the interferons (alpha, beta and gamma), the hematopoietic colony stimulating factors (interleukin-3, EPO, G-CSF, GM-CSF and thrombopoietin), growth hormone, prolactin, leptin and many of the interleukins.

     Many diseases, such as certain inflammatory conditions, may be the result of excessive activity of certain cytokines. In these conditions it may prove beneficial to block the actions of specific cytokines. In other pathological states, there is insufficient activity of specific cytokines. For example, in patients with chronic renal failure, diminished erythropoietin ("EPO") release by the damaged kidneys results in the inadequate production of red blood cells, causing anemia. Recombinant human EPO protein (Epogen(R)) can be administered to correct this anemia effectively, but must be injected. Many other cytokines are useful as injected protein medicines, including interferons (Intron-A(R), Roferon(R), Betaseron(R)), interleukins (e.g., Proleukin(R), which we market in Canada), and hematopoietic growth factors (Epogen(R), Neupogen(R)). Each of these and many other cytokines appear to exert their actions through JAK/STAT signal transduction pathways.

     We are utilizing JAK/STAT technologies to seek low molecular weight compounds able to mimic or block the actions of medically relevant cytokines for uses in various pathological conditions, including cancer, inflammation and disorders of blood cell formation. Because these compounds are small molecules, they have the potential to offer significant advantages over current recombinant cytokine-based therapies, including oral bioavailability, greater ease of manufacture and improved stability.

     We are using our high throughput screening assays to discover small molecule drugs for potential application in various cancers and viral diseases and that act as cytokine agonists and antagonists in cancer and immunology. We have also established a collaboration with SmithKline Beecham to discover and characterize small molecule drugs to modulate specific JAK/STAT pathways to control the formation of red and white blood cells for treating patients with cancer or anemia and a second collaboration in this area related to obesity. Proof of principle for this approach was achieved with SmithKline Beecham in the area of G-CSF mimics. We have additional assays under development to allow high throughput screening for and subsequent optimization of small molecule drugs that act through JAK/STAT signaling pathways to block or mimic other medically significant cytokines and growth factors.

Fusion Protein Technology

     Our fusion protein technology was developed by Seragen, which we acquired in 1998. Seragen's fusion proteins consist of a fragment of diphtheria toxin genetically fused to a ligand that binds to specific receptors on the surface of target cells. Once bound to the cell, the fusion proteins are designed to enter the cell and destroy the ability of the cell to manufacture proteins, resulting in cell death. Using this platform, Seragen genetically engineered six fusion proteins, each of which consists of a fragment of diphtheria toxin fused to a different targeting ligand, such as a polypeptide hormone or growth factor. ONTAK(R), which is approved in the U.S. for the treatment of patients with persistent or recurrent CTCL, is a fusion protein consisting of a fragment of diphtheria toxin genetically fused to a part of interleukin-2. In addition to treatment of CTCL, fusion proteins may have utility in oncology, dermatology, infectious diseases and autoimmune diseases. Seragen has entered into exclusive license agreements with Harvard University and other parties for patents related to fusion protein technology and has been issued four U.S. patents for improvements in the technology licensed from Harvard University.

Academic Collaborations

     To date, we have licensed technology from The Salk Institute, Baylor College of Medicine and Rockefeller University and developed relationships with key scientists to further the development of our core IR and STAT technologies.

     THE SALK INSTITUTE OF BIOLOGICAL STUDIES. In 1988, we established an exclusive relationship with The Salk Institute, which is one of the research centers in the area of IR technology. Under the agreement, we have an exclusive, worldwide license to certain IR technology developed in the laboratory of Dr. Ronald Evans, a Salk professor and Howard Hughes Medical Institute Investigator. Dr. Evans cloned and characterized the first IR in 1985 and is an inventor of the co-transfection assay used by us to screen for IR modulators. Under the agreement, we are obligated to make certain royalty payments based on sales of certain products developed using the licensed technology, as well as certain minimum annual royalty payments.

     In May 1998, we submitted an NDA to the FDA for Panretin(R) gel for the treatment of AIDS-related KS. In connection with the submission, we exercised an option to acquire a fully paid up license for the patent rights to Panretin(R) by paying a one-time license fee of approximately $4.1 million to The Salk Institute.

     We have also entered into exclusive consulting agreements with Dr. Evans that continue through July 2001. Dr. Evans serves as Chairman of Ligand's Scientific Advisory Board.

     BAYLOR COLLEGE OF MEDICINE. In 1990, we established an exclusive relationship with Baylor, which is a center of IR technology. We entered into a series of agreements with Baylor under which we have an exclusive, worldwide license to IR technology developed at Baylor and to future improvements made in the laboratory of Dr. Bert W. O'Malley through September 2000. Dr. O'Malley is a professor and the Chairman of the Department of Cell Biology at the Baylor College of Medicine and the Director of the Center for Reproductive Biology who leads IR research at that institution.

     We work closely with Dr. O'Malley and Baylor in scientific IR research, particularly in the area of sex steroids and orphan IRs. Under the agreement, we are obligated to make payments to Baylor College of Medicine in support of research done in Dr. O'Malley's laboratory through September 2000. We are also obligated to make certain royalty payments based on the sales of products developed using the licensed technology. We have entered into an exclusive consulting agreement with Dr. O'Malley through September 2002. Dr. O'Malley is a member of Ligand's Scientific Advisory Board.

     ROCKEFELLER UNIVERSITY. In September 1992, we entered into a worldwide, exclusive license agreement with Rockefeller University and exclusive consulting agreements with Dr. James Darnell of Rockefeller University and Dr. David Levy of NYU to develop and commercialize certain technology involving STATs to control gene expression. Dr. Darnell is one of the leading investigators of the control of gene expression by STATs. Rockefeller University will receive a royalty on any commercialized products developed using the technology. Related technology was assigned by NYU to Rockefeller University and is covered by the license agreement with us.

     In addition to the collaborations discussed above, we also have a number of other consulting, licensing, development and academic agreements by which we strive to advance our technology.

MANUFACTURING

     We currently have no manufacturing facilities and, accordingly, rely on third parties, including our collaborative partners, for commercial or clinical production of any products or compounds.

     Certain raw materials necessary for the commercial manufacturing of our products are custom and must be obtained from a specific sole source. In addition, our finished products are produced by sole source manufacturers. We currently attempt to manage the risk associated with such sole source raw materials and production by actively managing our inventories and supply and production arrangements. We attempt to remain appraised of the financial condition of our suppliers and their ability to continue to supply our raw materials and finished products in an uninterrupted and timely manner. Unavailability of certain materials or the loss of current sources of production could cause an interruption in production and a reduced supply of finished product pending establishment of new sources, or in some cases, implementation of alternative processes. For a discussion of the risks associated with manufacturing see "Risks and Uncertainties."

QUALITY ASSURANCE

     Our success depends in great measure upon customer confidence in the quality of our products and in the integrity of the data that support their safety and effectiveness. The quality of our products arises from our total commitment to quality in all aspects of our business, including research and development, purchasing, manufacturing, and distribution. Quality-assurance procedures have been developed relating to the quality and integrity of our scientific information and production processes.

     Control of production processes involves rigid specifications for ingredients, equipment, and facilities, manufacturing methods, packaging materials, and labeling. Control tests are made at various stages of production processes and on the final product to assure that the product meets all regulatory requirements and our standards. These tests may involve chemical and physical microbiological testing, preclinical testing, human clinical trials, or a combination of these trials.

RESEARCH AND DEVELOPMENT EXPENSES

     Research and development expenses were $59.4 million, $70.3 million and $71.9 million in fiscal 1999, 1998 and 1997, respectively, of which approximately 73%, 75%, and 29% we sponsored, and the remainder of which was funded pursuant to collaborative research and development arrangements.

COMPETITION

     Some of the drugs we are developing will compete with existing therapies. In addition, a number of companies are pursuing the development of novel pharmaceuticals, which target the same diseases that we are targeting. A number of pharmaceutical and biotechnology companies are pursuing IR-related or STAT-related approaches to drug discovery and development. Furthermore, academic institutions, government agencies, and other public and private organizations conducting research may seek patent protection with respect to potentially competing products or technologies and may establish collaborative arrangements with our competitors.

     Our competitive position also depends upon our ability to attract and retain qualified personnel, obtain patent protection or otherwise develop proprietary products or processes and secure sufficient capital resources for the often substantial period between technological conception and commercial sales. For a discussion of the risks associated with competition see "Risks and Uncertainties."

GOVERNMENT REGULATION

     The manufacturing and marketing of our products, our ongoing research and development activities, and products being developed by our collaborative partners are subject to regulation for safety and efficacy by numerous governmental authorities in the United States and other countries. In the United States, pharmaceuticals are subject to rigorous regulation by federal and various state authorities, including the FDA. The Federal Food, Drug, and Cosmetic Act and the Public Health Service Act govern the testing, manufacture, safety, efficacy, labeling, storage, record keeping, approval, advertising and promotion of our products. There are often comparable regulations, which apply at the state level. Product development and approval within this regulatory framework takes a number of years and involves the expenditure of substantial resources.

     The steps required before a pharmaceutical agent may be marketed in the United States include (1) preclinical laboratory tests, (2) the submission to the FDA of an IND, which must become effective before human clinical trials may commence, (3) adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug, (4) the submission of a NDA to the FDA and
(5) the FDA approval of the NDA prior to any commercial sale or shipment of the drug. A company must pay a one-time user fee for NDA submissions, and annually pay user fees for each approved product and manufacturing establishment. In addition to obtaining FDA approval for each product, each domestic drug-manufacturing establishment must be registered with the FDA and in California, with the Food and Drug Branch of California. Domestic manufacturing establishments are subject to pre-approval inspections by the FDA prior to marketing approval and then to biennial inspections and must comply with current Good Manufacturing Practices ("cGMP"). To supply products for use in the United

States, foreign manufacturing establishments must comply with cGMP and are subject to periodic inspection by the FDA or by regulatory authorities in such countries under reciprocal agreements with the FDA.

     For both currently marketed and future products, failure to comply with applicable regulatory requirements after obtaining regulatory approval can, among other things, result in the suspension of regulatory approval, as well as possible civil and criminal sanctions. In addition, changes in existing regulations could have a material adverse effect to us.

     For marketing outside the United States before FDA approval to market, we must submit an export permit application to the FDA. We also will be subject to foreign regulatory requirements governing human clinical trials and marketing approval for drugs. The requirements relating to the conduct of clinical trials, product licensing, pricing and reimbursement vary widely from country to country and there can be no assurance that we or any of our partners will meet and sustain any such requirements. For a discussion of the risks associated with government regulations see "Risks and Uncertainties."

PATENTS AND PROPRIETARY RIGHTS

     We believe that patents and other proprietary rights are important to our business. Our policy is to file patent applications to protect technology, inventions and improvements to our inventions that are considered important to the development of our business. We also rely upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain our competitive position.

     To date, we have filed or participated as licensee in the filing of approximately 108 currently pending patent applications in the United States relating to our technology, as well as foreign counterparts of certain of these applications in many countries. In addition, we own or are the exclusive licensee to rights covered by approximately 190 patents issued, granted or allowed worldwide. Subject to compliance with the terms of the respective agreements, our rights under our licenses with our exclusive licensors extend for the life of the patents covering such developments. For a discussion of the risks associated with patent and proprietary rights see "Risks and Uncertainties."

HUMAN RESOURCES

     As of February 29, 2000, we had 385 full-time employees, of whom 229 were involved directly in scientific research and development activities. Of these employees, approximately 69 hold Ph.D. or M.D. degrees.

RISKS AND UNCERTAINTIES

     The following is a summary description of some of the many risks we face in our business. You should carefully review these risks in evaluating our business, including the businesses of our subsidiaries. You should also consider the other information described in this report.

OUR PRODUCT DEVELOPMENT AND COMMERCIALIZATION INVOLVES A NUMBER OF UNCERTAINTIES AND WE MAY NEVER GENERATE SUFFICIENT REVENUES FROM THE SALE OF PRODUCTS TO BECOME PROFITABLE.

     We were founded in 1987. We have incurred significant losses since our inception. At December 31, 1999, our accumulated deficit was $470.3 million. To date, we have received the majority of our revenues from our collaborative arrangements and have recently begun receiving revenues from the sale of pharmaceutical products. To become profitable, we must successfully develop, clinically test, market and sell our products. Even if we achieve profitability, we cannot predict the level of that profitability or whether we will be able to sustain profitability. We expect that our operating results will fluctuate from period to period as a result of differences in when we incur expenses and receive revenues from product sales, collaborative arrangements and other sources. Some of these fluctuations may be significant.

     Most of our products will require extensive additional development, including preclinical testing and human studies, as well as regulatory approvals, before we can market them. We do not expect that any products resulting from our product development efforts or the efforts of our collaborative partners, other than those for which marketing approval has been received, will be available for sale until the first half of the 2000 calendar year at the earliest, if at all. There are many reasons that we may fail in our efforts to develop our other potential products, including the possibility that:

o we may discover during preclinical testing or human studies that our potential products are ineffective or cause harmful side effects,

o the products may fail to receive necessary regulatory approvals from the FDA or foreign authorities in a timely manner or at all,

o we may fail to produce the products, if approved, in commercial quantities or at reasonable costs, or

o the proprietary rights of other parties may prevent us from marketing the products.

WE NEED TO BUILD MARKETING AND SALES FORCES IN THE UNITED STATES AND EUROPE WHICH WILL BE AN EXPENSIVE AND TIME-CONSUMING PROCESS.

     Developing the sales force to market and sell products is a difficult, expensive and time-consuming process. We recently developed a sales force for the U.S. market and currently rely on another company to distribute our products. The distributor is responsible for providing many marketing support services, including customer service, order entry, shipping and billing, and customer reimbursement assistance. In addition, in Canada we are the sole marketer of two cancer products other companies have developed. In Europe, we will rely initially on other companies to distribute and market our products. In 1999, we entered into agreements for the marketing and distribution of our products in Spain, Portugal, Greece, Italy, and Central and South America and we established a subsidiary, Ligand Pharmaceuticals International, Inc., with a branch in London, England to manage our European marketing and operations. We may not be able to continue to establish and maintain the sales and marketing capabilities necessary to successfully commercialize our products. To the extent we enter into co-promotion or other licensing arrangements, any revenues we receive will depend on the marketing efforts of others, which may or may not be successful.

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

OUR DRUG DEVELOPMENT PROGRAMS WILL REQUIRE SUBSTANTIAL ADDITIONAL FUTURE
CAPITAL.

     Our drug development programs require substantial additional capital, arising from costs to:

o    conduct research, preclinical testing and human studies,

o establish pilot scale and commercial scale manufacturing processes and facilities, and

o establish and develop quality control, regulatory, marketing, sales and administrative capabilities to support these programs.

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

     If additional funds are required and we are unable to obtain them on terms favorable to us, we may be required to cease or reduce further commercialization of our products, to sell some or all of our technology or assets or to merge with another entity.

OUR PRODUCTS MUST CLEAR SIGNIFICANT REGULATORY HURDLES PRIOR TO MARKETING.

     Before we obtain the approvals necessary to sell any of our potential products, we must show through preclinical studies and clinical trials or human testing that each product is safe and effective. Our failure to show any product's safety and effectiveness would delay or prevent regulatory approval of the product and could adversely affect our business. The clinical trials process is complex and uncertain. The results of preclinical studies and initial clinical trials may not necessarily predict the results from later large-scale clinical trials. In addition, clinical trials may not demonstrate a product's safety and effectiveness to the satisfaction of the regulatory authorities. A number of companies have suffered significant setbacks in advanced clinical trials or in seeking regulatory approvals, despite promising results in earlier trials. The FDA may also require additional clinical trials after regulatory approvals are received, which could be expensive and time-consuming, and failure to successfully conduct those trials could jeopardize continued commercialization.

     The rate at which we complete our clinical trials depends on many factors, including our ability to obtain adequate supplies of the products to be tested and patient enrollment. Patient enrollment is a function of many factors, including the size of the patient population, the proximity of patients to clinical sites and the eligibility criteria for the trial. Delays in patient enrollment may result in increased costs and longer development times. In addition, some of our collaborative partners have rights to control product development and clinical programs for products developed under the collaborations. As a result, these collaborators may conduct these programs more slowly or in a different manner than we had expected. Even if clinical trials are completed, we or our collaborative partners still may not apply for FDA approval in a timely manner or the FDA still may not grant approval.

WE MAY NOT BE ABLE TO PAY AMOUNTS DUE ON OUR OUTSTANDING INDEBTEDNESS.

     We and our subsidiaries may not have sufficient funds to make required payments due under existing debt. If we, or our subsidiaries do not have adequate funds, we will be forced to refinance the existing debt and may not be successful in doing so. Our subsidiary, Glycomed, is obligated to make payments under debentures in the total principal amount of $50 million. The debentures bear interest at a rate of 7 1/2% per annum and are due in 2003. In addition, at December 31, 1999, we had outstanding a $2.5 million convertible note to SmithKline Beecham Corporation and $85.2 million in zero coupon convertible notes to Elan. Subsequent to December 31, 1999, we converted $20 million in zero coupon convertible notes plus accrued interest into 1,600,123 shares of common stock. Glycomed's failure to make payments when due under its debentures would cause us to default under the outstanding notes to Elan or other notes we may issue to Elan.

WE MAY REQUIRE ADDITIONAL STOCK OR DEBT FINANCINGS TO FUND OUR OPERATIONS WHICH MAY NOT BE AVAILABLE ON ACCEPTABLE TERMS.

     We have incurred losses since our inception and do not expect to generate positive cash flow to fund our operations for one or more years. As a result, we may need to complete additional equity or debt financings to fund our operations. Our inability to obtain additional financing could adversely affect our business. Financings may not be available on acceptable terms. In addition, these financings, if completed, still may not meet our capital needs and could result in substantial dilution to our stockholders. For instance, the zero coupon convertible notes outstanding to Elan are convertible into common stock at the option of Elan, subject to some limitations. In addition, we may issue additional notes to Elan with up to a total issue price of $10 million, which also would be convertible into common stock. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate one or more of our drug development programs. Alternatively, we may be forced to attempt to continue development by entering into arrangements with collaborative partners or others that require us to relinquish some or all of our rights to technologies or drug candidates that we would not otherwise relinquish.

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

WE RELY HEAVILY ON COLLABORATIVE RELATIONSHIPS AND TERMINATION OF ANY OF THESE PROGRAMS COULD REDUCE THE FINANCIAL RESOURCES AVAILABLE TO US.

     Our strategy for developing and commercializing many of our potential products includes entering into collaborations with corporate partners, licensors, licensees and others. To date, we have entered into collaborations with Organon, Warner-Lambert Company, Eli Lilly and Company, SmithKline Beecham Corporation, American Home Products, Abbott Laboratories, Sankyo Company Ltd., Glaxo-Wellcome plc, Allergan, Inc., and Pfizer Inc. These collaborations provide us with funding and research and development resources for potential products for the treatment or control of metabolic diseases, hematopoiesis, women's health disorders, inflammation, cardiovascular disease, cancer and skin disease, and osteoporosis. These agreements also give our collaborative partners significant discretion when deciding whether or not to pursue any development program. We cannot be certain that our collaborations will continue or be successful.

     In addition, our collaborators may develop drugs, either alone or with others, that compete with the types of drugs they currently are developing with us. This would result in less support and increased competition for our programs. If products are approved for marketing under our collaborative programs, any revenues we receive will depend on the manufacturing, marketing and sales efforts of our collaborators, who generally retain commercialization rights under the collaborative agreements. Our current collaborators also generally have the right to terminate their collaborations under specified circumstances. If any of our collaborative partners breach or terminate their agreements with us or otherwise fail to conduct their collaborative activities successfully, our product development under these agreements will be delayed or terminated.

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

     Several drug companies and research and academic institutions have developed technologies, filed patent applications or received patents for technologies that may be related to our business. Others have filed patent applications and received patents that conflict with patents or patent applications we have licensed for our use, either by claiming the same methods or compounds or by claiming methods or compounds that could dominate those licensed to us. In addition, we may not be aware of all patents or patent applications that may impact our ability to make, use or sell any of our potential products. For example, United States patent applications may be kept confidential while pending in the Patent and Trademark Office, and patent applications filed in foreign countries are often first published six months or more after filing. Any conflicts resulting from the patent rights of others could significantly reduce the coverage of our patents and limit our ability to obtain meaningful patent protection. If other companies obtain patents with conflicting claims, we may be required to obtain licenses to those patents or to develop or obtain alternative technology. We may not be able to obtain any such license on acceptable terms or at all. Any failure to obtain such licenses could delay or prevent us from pursuing the development or commercialization of our potential products.

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

WE RELY ON THIRD-PARTY MANUFACTURERS.

     We currently have no manufacturing facilities and we rely on others for clinical or commercial production of our marketed and potential products. To be successful, we will need to manufacture our products, either directly or through others, in commercial quantities, in compliance with regulatory requirements and at acceptable cost. Any extended and unplanned manufacturing shutdowns could be expensive and could result in inventory and product shortages. If we are unable to develop our own facilities or contract with others for manufacturing services, our ability to conduct preclinical testing and human clinical trials will be adversely affected. In addition, our revenues could be adversely affected if we are unable to supply currently marketed products. This in turn could delay our submission of products for regulatory approval and our initiation of new development programs. In addition, although other companies have manufactured drugs acting through IRs and STATs on a commercial scale, we may not be able to do so at costs or in quantities to make marketable products.

     The manufacturing process also may be susceptible to contamination, which could cause the affected manufacturing facility to close until the contamination is identified and fixed. In addition, problems with equipment failure or operator error also could cause delays.

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

ITEM 2. PROPERTIES

     We currently lease and occupy office and laboratory facilities in San Diego, California. These include a 52,800 square foot facility leased through June 2014, an 82,000 square foot facility leased through February 2014, and a 7,500 square foot facility leased through February 2001. We believe these facilities will be adequate to meet our near-term space requirements.

ITEM 3. LEGAL PROCEEDINGS

     From time to time, we are a party to litigation arising in the normal course of business. As of the date of this filing, we are not a party to any litigation which would have a material effect on our financial position, business operations or cash flows.

     On August 4, 1998, a lawsuit was filed in the Court of Chancery of the State of Delaware which sought to enjoin the acquisition of Seragen by Ligand. The injunction was denied and the acquisition occurred on August 12, 1998. An amended complaint was filed on or about December 18, 1998 against Seragen, Seragen Technology, Inc., specified former directors and officers and Seragen investors, Boston University and specified trustees, Marathon Biopharmaceuticals L.L.C., Ligand and Knight Acquisition Corp., a wholly owned subsidiary of Ligand at the time of the merger with Seragen ("Knight"). Ligand and Knight were not named as defendants in the original complaint. The operative complaint alleges claims of self-dealing and breach of fiduciary duties of disclosure, loyalty and care by the individual defendants and Seragen investors, and seeks damages on behalf of a class of shareholders who purchased Seragen common stock during the period April 1992 through August 12, 1998. The lawsuit also challenges the fairness of Ligand's acquisition of Seragen, and the allocation of the merger proceeds among the individual defendants, Seragen's investors and minority shareholders. The defendants in the litigation, including Ligand, Knight and Seragen, have filed various motions to dismiss the claims. A hearing on these pending motions is presently scheduled on April 10, 2000. We believe that the lawsuit is without merit and intend to defend against it vigorously.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders in the fourth quarter ended December 31, 1999.

                                     PART II

ITEM 5. MARKETS FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDERS MATTERS

(a) MARKET INFORMATION

     Our common stock trades on the Nasdaq National Market tier of the Nasdaq Stock Market under the symbol "LGND." The following table sets forth the high and low sales prices for our common stock on the Nasdaq National Market for the periods indicated.

                                                   Price Range
                                                 --------------
                                                 High       Low
                                                 ----       ---
Year Ended December 31, 1998:
1st Quarter...............................     $ 16 5/8 $   10 7/8
2nd Quarter...............................       16 3/8     12 1/8
3rd Quarter...............................       13 1/4      5 1/2
4th Quarter...............................       12 3/8    6 15/16

Year Ended December 31, 1999:
1st Quarter...............................     $ 14 3/4  $ 8 3/16
2nd Quarter...............................       11 7/16   8 3/16
3rd Quarter...............................       11 3/16   6 7/16
4th Quarter...............................       13 7/8    7 1/2

(b) HOLDERS

     As of February 29, 2000, there were approximately 2,127 holders of record of the common stock.

(c) DIVIDENDS

     We have never declared or paid any cash dividends on our capital stock and do not intend to pay any cash dividends in the foreseeable future. We currently intend to retain our earnings, if any, to finance future growth. We have no contractual restrictions on paying dividends.

(d) RECENT SALES OF UNREGISTERED SECURITIES

     On December 8, 1999, we issued to Elan International Services, Ltd. ("EIS"), a subsidiary of Elan Corporation, plc ("Elan"), 498,433 shares of our common stock as payment of a $5 million milestone due Elan under the Morphelan license agreement. On December 31, 1999, we issued to EIS 2,433,032 shares of our common stock related to the conversion of $20 million in zero coupon convertible senior notes plus accrued interest. The shares of common stock were issued to a single entity, EIS, under a claim of exemption under Regulation S promulgated by the Securities and Exchange Commission or, alternatively, under
Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The selected financial data set forth below with respect to our consolidated financial statements has been derived from the audited financial statements. The data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes included elsewhere in this filing.

                                                                                     Year Ended December 31,
                                                              --------------------------------------------------------------------
                                                                  1999           1998          1997          1996           1995
                                                              ------------   ------------  ------------  ------------  -----------
                                                                         (in thousands, except net loss per share data)
Consolidated Statement of Operations Data:
Revenues:
  Product sales (1).......................................    $     11,307   $        406  $        418  $         --  $        --
  Collaborative research and development and other
     revenues.............................................          26,978         17,267        51,281        36,842       24,516
  Contract manufacturing..................................           2,610             --            --            --           --
                                                              ------------   ------------  ------------  ------------  -----------
       Total revenues.....................................          40,895         17,673        51,699        36,842       24,516
                                                              ------------   ------------  ------------  ------------  -----------
Costs and expenses:
  Cost of products sold (1)...............................           3,563            466           520            --           --
  Contract manufacturing..................................           6,926             --            --            --           --
  Research and development................................          59,442         70,273        71,906        59,494       41,636
  Selling, general and administrative (1).................          27,257         16,568        10,108        10,205        8,181
  Technology milestone payment (2)........................           5,000             --            --            --           --
  Write-off of acquired in-process technology (3).........              --         45,000        64,970            --       19,564
  ALRT contribution.......................................              --             --            --            --       17,500
                                                              ------------   ------------  ------------  ------------  -----------
       Total costs and expenses...........................         102,188        132,307       147,504        69,699       86,881
                                                              ------------   ------------  ------------  ------------  -----------
Loss from operations.....................................          (61,293)      (114,634)      (95,805)      (32,857)     (62,365)
                                                              ------------   ------------  ------------  ------------  -----------
Other income (expense):
    Interest income......................................            2,470          3,070         3,743         3,704        3,603
    Interest expense (4).................................          (12,979)        (8,322)       (8,088)       (8,160)      (5,410)
    Debt conversion expense..............................           (2,200)            --            --            --           --
    Other................................................             (717)         2,000            --            --           --
                                                              ------------   ------------  ------------  ------------  -----------
       Total other income (expense)......................          (13,426)        (3,252)       (4,345)       (4,456)      (1,807)
                                                              ------------   ------------  ------------  ------------  -----------
Net loss.................................................     $    (74,719)  $   (117,886) $   (100,150) $    (37,313) $   (64,172)
                                                              ============   ============  ============  ============  ===========
Basic and diluted net loss per share.....................     $      (1.58)  $      (2.92) $      (3.02) $      (1.30) $     (2.70)
                                                              ============   ============  ============  ============  ===========
Shares used in computing net loss per share..............       47,146,312     40,392,421    33,128,372    28,780,914   23,791,542
                                                              ============   ============  ============  ============  ===========

                                                                          December 31,
                                             -------------------------------------------------------------------
                                                1999           1998          1997         1996            1995
                                             ----------    -----------   -----------  -----------    -----------
                                                                        (in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents, short term
  investments and restricted investments.....$   49,166    $   72,521     $  86,287    $  84,179      $  76,903
Working capital..............................    35,978        51,098        62,399       71,680         57,349
Total assets.................................   134,645       156,020       107,423      102,140         93,594
Long-term debt (4)...........................   136,634        90,487        51,379       53,914         49,864
Accumulated deficit..........................  (470,349)     (395,630)     (277,744)    (177,594)      (140,281)
Total stockholders' equity (deficit).........   (25,590)      (11,362)       34,349       34,461         28,071

(1)  We began selling and marketing ONTAK and Panretin in 1999.

(2) Consists of technology payment to Elan related to Morphelan. See note 7 of notes to consolidated financial statements.

(3) Includes write-offs related to the Seragen merger and technology acquired from Elan in 1998 and the ALRT transaction in 1997. See notes 4, 7, and 11, respectively, of notes to consolidated financial statements.

(4) Increase in 1999 and 1998 relates to the issuance of zero coupon convertible notes to Elan. See note 7 of notes to consolidated financial statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This annual report may contain predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties, including those discussed at "Risks and Uncertainties." This outlook represents our current judgment on the future direction of our business. Such risks and uncertainties could cause actual results to differ materially from any future performance suggested. We undertake no obligation to release publicly the results of any revisions to these forward-looking statements to reflect events or circumstances arising after the date of this annual report.

     Panretin(R) and Targretin(R) are registered trademarks of Ligand Pharmaceuticals Incorporated, and ONTAK(R) is a registered trademark of Seragen, Inc., our wholly-owned subsidiary.

OVERVIEW

     Since January 1989, we have devoted substantially all of our resources to our drug discovery and development programs focused on intracellular receptors, also known as IRs, and signal transducers and activators of transcription, also known as STATs. We have been unprofitable since our inception. We expect to incur substantial additional operating losses until the commercialization of our products, begun in the first quarter of 1999, generates sufficient revenues to cover our expenses. We expect that our operating results will fluctuate from quarter to quarter and period to period as a result of differences in the timing of expenses incurred and revenues earned from collaborative research and development, product sales and other arrangements. Some of these fluctuations may be significant. As of December 31, 1999, our accumulated deficit was $470.3 million.

     The consolidated results include the results of : Ligand Pharmaceuticals Incorporated; Seragen, Inc. ("Seragen"), acquired in 1998; Marathon Biopharmaceuticals, Inc. ("Marathon"), established in 1999 subsequent to an asset acquisition; Ligand Pharmaceuticals International, Inc., established in 1999; Ligand Pharmaceuticals (Canada) Incorporated; Glycomed Incorporated; and Allergan Ligand Retinoid Therapeutics, Inc. ("ALRT"), acquired in 1997.

     In January 1999, we consummated the purchase of the assets of Marathon Biopharmaceuticals LLC ("Marathon LLC"). The purchase of the Marathon LLC assets was completed under an agreement between us, Marathon LLC and other subsidiaries of Boston University dated May 11, 1998. The purchase price consisted of a $5 million payment in January 1999 satisfied through the issuance of 402,820 shares of our common stock and a $3 million cash payment in August 1999.

     In February 1999, the United States Food and Drug Administration ("FDA") granted us marketing approval for our first two products, Panretin gel for the treatment of cutaneous lesions of patients with AIDS-related Kaposi's sarcoma, also known as KS, and ONTAK for the treatment of patients with persistent or recurrent cutaneous T-cell lymphoma, also known as CTCL.

     In March 1999, we issued to Eli Lilly and Company ("Lilly") 434,546 shares of our common stock as payment of a $5 million milestone due to Lilly under an agreement with us and Seragen covering rights to ONTAK. In addition, we signed marketing and distribution agreements with Ferrer Internacional S.A. to exclusively market and distribute, in Spain, Portugal,

Greece, and Central and South America our five near-term oncology products:
ONTAK, Panretin gel, Panretin capsules, Targretin gel and Targretin capsules.

     In June 1999, we submitted a new drug application to the FDA seeking marketing clearance for Targretin capsules. The indication sought was for once daily oral administration of Targretin capsules for the treatment of patients with early stage CTCL who have not tolerated other therapies, patients with refractory or persistent early stage CTCL, and patients with refractory advanced stage CTCL. We received approval from the FDA in December 1999. In addition, we became a minority equity investor in a new private corporation, X-Ceptor Therapeutics, Inc. ("X-Ceptor"), whose mission is to conduct research in and identify therapeutic products from the field of orphan nuclear receptors. For additional details regarding X-Ceptor, please see note 12 of the notes to consolidated financial statements.

     In July 1999, we issued $40 million of zero coupon convertible notes under the terms of our strategic alliance with Elan Corporation, plc ("Elan") and in August 1999 agreed to amend the underlying financing arrangement to provide for the use of the $30 million of additional financing available under the arrangement for general corporate purposes. In August 1999, we issued $20 million of convertible notes under the amended agreement. For additional details, please see note 7 of the notes to consolidated financial statements.

     In August 1999, in addition to making the $3 million cash payment for the Marathon LLC assets, we made a cash payment of $34.1 million related to our contingent merger obligation to Seragen stakeholders. For additional details, please see note 4 of the notes to consolidated financial statements.

     In September 1999, we entered into a royalty arrangement with Hoffmann-La Roche Inc. and a collaborative research and development arrangement with Parke-Davis. For additional details, please see notes 8 and 10, respectively, of the notes to consolidated financial statements.

     In December 1999, in addition to receiving FDA approval for Targretin capsules, we submitted a new drug application for Targretin gel for the treatment of patients with early stage CTCL. In February 2000, the new drug application was accepted for priority review by the FDA. Under the priority review, the FDA is expected to complete its review within six months of the December 1999 submission date. In December 1999, we also completed an exchange offer for warrants originally issued in 1995, resulting in net proceeds to us of $13.9 million. In addition, we issued 498,443 shares of common stock to Elan as a $5 million technology milestone payment and 2,433,032 shares related to Elan's conversion of $20 million of outstanding zero coupon convertible notes and accrued interest. We also sold certain royalty rights to a third party for $3.25 million and entered into a marketing and distribution agreement with Alfa Wassermann S.p.A. for the marketing and distribution of our oncology products in Italy.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1999 ("1999"), AS COMPARED WITH YEAR ENDED DECEMBER 31, 1998 ("1998")

     Total revenues for 1999 were $40.9 million, an increase of $23.2 million as compared to 1998. Loss from operations for 1999 was $61.3 million, a decrease of $53.3 million as compared to 1998. Net loss for 1999 was $74.7 million or $(1.58) per share, a decrease of $43.2 million from the 1998 net loss of $117.9 million or $(2.92) per share. The principal factors causing these changes are discussed below.

     In 1999 we wrote off $5 million related to a milestone payment made to Elan under the license agreement for its product Morphelan. In 1998 we wrote off $30 million of acquired in-process technology related to the merger with Seragen and $15 million related to the license agreement with Elan. For additional details, please see notes 4 and 7, respectively, of the notes to consolidated financial statements.

     Product sales for 1999 were $11.3 million, as compared to $406,000 in 1998. The increase is due to revenues from sales of ONTAK and Panretin gel, approved by the FDA in February 1999. Contract manufacturing sales for 1999 were $2.6 million. These sales were generated under contract manufacturing agreements performed at the Marathon facility acquired in January 1999.

     Collaborative research and development and other revenues for 1999 were $27 million, an increase of $9.7 million over 1998. The increase in 1999 was due primarily to $5.1 million of revenue earned under royalty arrangements and $3.3 million earned in connection with marketing and distribution agreements entered into in 1999. The year-to-year comparison of collaborative research and development and other revenues is as follows ($,000):

                                                          Year Ended
                                                         December 31,
                                                   1999             1998
                                               -------------     ------------
Collaborative research and development
                                                   $16,001          $16,406
Royalties                                            5,102            -- --
Marketing and distribution agreements                3,250            -- --
Milestone revenues                                   2,625              861
                                               -------------     ------------
                                                   $26,978          $17,267
                                               =============     ============

     Certain collaborative research partners accounted for greater than 10% of total revenues in 1999 and 1998. For additional details, please see note 2 of notes to consolidated financial statements.

     Cost of products sold increased from $466,000 in 1998 to $3.6 million in 1999. The increase is due to manufacturing costs, amortization of acquired technology, and royalty expenses associated with the sale of our new products. Contract manufacturing costs incurred at the Marathon facility were $6.9 million.

     Research and development expenses were $59.4 million in 1999, compared to $70.3 million in 1998. The decrease was due primarily to the reduction of clinical trial activity related to Panretin gel and Targretin capsules, approved by the FDA in February 1999 and December 1999, respectively, offset in part by increased clinical costs for Targretin gel submitted to the FDA for approval in December 1999. Selling, general and administrative expenses were $27.3 million in 1999, up from $16.6 million in 1998. The increase was due primarily to increased costs associated with the expansion of our sales and marketing activities related to the launch of our new products.

     Interest expense in 1999 was $13 million, an increase of $4.7 million over 1998. The increase is due to the accretion related to the $100 million in issue price of zero coupon convertible notes issued to Elan in November 1998 ($40 million), July 1999 ($40 million) and August 1999 ($20 million). The debt conversion expense of $2.2 million relates to the incentive provided to Elan for their conversion of $20 million in notes in December 1999.

     We have significant net operating loss carry forwards for federal and state income taxes which are available subject to Internal Revenue Code Sections 382 and 383 carryforward limitations. For additional details, please see note 13 of the notes to consolidated financial statements.

YEAR ENDED DECEMBER 31, 1998 ("1998"), AS COMPARED WITH YEAR ENDED DECEMBER 31, 1997 ("1997")

     Total revenues for 1998 were $17.7 million, a decrease of $34 million as compared to 1997. Loss from operations for 1998 was $114.6 million, an increase of $18.8 million as compared to 1997. Net loss for 1998 was $117.9 million or $(2.92) per share, an increase of $17.7 million from the 1997 net loss of $100.2 million or $(3.02) per share. The principal factors causing these changes are discussed below.

     In 1998, we wrote off $45 million of in-process technology compared to $65 million in 1997. The 1997 write-off related to the acquisition of ALRT. For additional details on the acquisition of ALRT, please see note 11 of the notes to consolidated financial statements.

     Collaborative research and development and other revenues for 1998 were $17.3 million, a decrease of $34 million over 1997. The decrease was primarily related to the elimination of $19 million in revenues earned form ALRT due to the purchase of ALRT in 1997, the completion of research and development collaborations in 1997 and early 1998 which reduced 1998 revenues by $6.4 million, and a reduction in revenues earned in 1998 in the research and development collaboration with Lilly of $9.4 million. The year to year comparison of collaborative research and development and other revenues is as follows ($,000):

                                                       Year Ended
                                                      December 31,
                                                1998              1997
                                            -------------     -------------
Collaborative research and development          $16,406           $32,284
Milestone revenues                                  861             -- --
ALRT                                              -- --            18,997
                                            -------------     ------------
                                                $17,267           $51,281
                                            =============     ============

     Certain collaborative research partners accounted for greater than 10% of total revenues in 1998 and 1997. For additional details, please see note 2 of notes to consolidated financial statements.

     Research and development expenses were $70.3 million in 1998, compared to $71.9 million in 1997. The decrease was due primarily to the stage of clinical trials on potential products in 1998 as compared to 1997. Selling, general and administrative expenses were $16.6 million in 1998, up from $10.1 million in 1997. The increase was due primarily to increased costs associated with the expansion of our sales and marketing activities in preparation for the launch of our new products.

LIQUIDITY AND CAPITAL RESOURCES

     We have financed our operations through private and public offerings of our equity securities, collaborative research and development and other revenues, issuance of convertible notes, capital and operating lease transactions, equipment financing arrangements, investment income and product sales.

     As of December 31, 1999, we had acquired a total of $43.9 million in property, laboratory and office equipment, and tenant leasehold improvements. Of this total, $7.6 million was recorded in the August 1998 merger with Seragen, while substantially all of the balance has been funded through capital lease and equipment financing arrangements. We lease our office and laboratory facilities under operating lease arrangements. Our current facilities were occupied in December 1997. Our equipment financing arrangements extend through June 30, 2000 with $1.8 million of financing available under those arrangements at December 31, 1999. For additional details on our commitments under leases and equipment financing arrangements, please see note 8 of the notes to consolidated financial statements.

     Working capital decreased to $36 million as of December 31, 1999, from $51.1 million at the end of 1998. The decrease in working capital resulted from decreases in cash and cash equivalents of $2.9 million and short-term investments of $19.9 million used to finance operating activities offset in part by an increase in accounts receivable of $1.7 million related to the sale of the recently introduced products, a decrease in accounts payable of $7 million due to a reduction in research and development activities, and lower deferred revenues of $1.1 million due to the timing of completion of collaborative agreements.

     For the same reasons, cash and cash equivalents, short-term investments and restricted investments decreased to $49.2 million at December 31, 1999 from $72.5 million at December 31, 1998. We primarily invest our cash in United States government and investment grade corporate debt securities.

     In 1999, we issued $60 million of zero coupon convertible notes under the terms of our strategic alliance with Elan. We have $10 million of additional financing available under the arrangement that may be used for general corporate purposes. In December 1999 and March 2000, Elan converted a total of $40 million of notes plus accrued interest into common stock. For additional details, please see notes 7 and 14 of the notes to consolidated financial statements.

     In August 1999, we made a $37.1 million cash payment due for the purchase of the assets of Marathon and the acquisition of Seragen. However, we withheld $2.9 million of the total amount due specified Seragen stakeholders for potential contingencies. For additional details, please see note 4 of the notes to consolidated financial statements.

     We may be required to make milestone payments of up to $10 million to Elan under the Morphelan license agreement and $5 million to Lilly related to sales of ONTAK. These payments may be made in cash or our common stock. For additional details, please see notes 7 and 4, respectively, of the notes to consolidated financial statements.

     In December 1999, we generated cash flows from the sale of a royalty stream for $3.25 million and the exercise of certain warrants under an exchange offer resulting in net proceeds of $13.9 million. In January 2000, we sold the contract manufacturing assets of Marathon resulting in cash proceeds of $10 million.

     We believe our available cash, cash equivalents, short-term investments and existing sources of funding will be adequate to satisfy our anticipated operating and capital requirements through 2000. Our future operating and capital requirements will depend on many factors, including: the effectiveness of our commercialization activities; the pace of scientific progress in our research and development programs; the magnitude of these programs; the scope and results of preclinical testing and clinical trials; the time and costs involved in obtaining regulatory approvals; the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims; competing technological and market developments; the ability to establish additional collaborations or changes in existing collaborations; and the cost of manufacturing scale-up.

NEW ACCOUNTING PRONOUNCEMENT

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements. SAB No. 101 provides guidance in applying generally accepted accounting principles to revenue recognition in financial statements, including the recognition of nonrefundable up-front fees received in conjunction with a research and development arrangement. The evaluation of the impact of SAB No. 101 has not been completed. However, to the extent SAB No. 101 would be applicable and have a material impact, we would implement this new pronouncement beginning with the first quarter of 2000.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     At December 31, 1999 our investment portfolio includes fixed-income securities of $15.2 million. These securities are subject to interest rate risk and will decline in value if interest rates increase. However, due to the short duration of our investment portfolio, an immediate 10% change in interest rates would have no material impact on our financial condition, results of operations or cash flows.

     We generally conduct business including sales to foreign customers, in U.S. dollars and as a result we have very limited foreign currency exchange rate risk. The effect of an immediate 10% change in foreign exchange rates would have no material impact on our financial condition, results of operations or cash flows.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements and supplementary data required by this item are set forth at the pages indicated in Item 14(a)(1).

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The sections labeled "Election of Directors", "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" appearing in the Company's Proxy Statement to be delivered to stockholders in connection with the 2000 Annual Meeting of Stockholders (the "Proxy Statement") are incorporated herein by reference.

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

CONSOLIDATED FINANCIAL STATEMENTS OF LIGAND PHARMACEUTICALS INCORPORATED
Report of Ernst & Young LLP, Independent Auditors..................................................................F-2
Consolidated Balance Sheets at December 31, 1999 and 1998..........................................................F-3
Consolidated Statements of Operations for each of the three years in the period ended December 31, 1999............F-4
Consolidated Statements of Stockholders' Equity (Deficit) for each of the three years in the period ended
December 31, 1999..................................................................................................F-5
Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1999............F-6
Notes to Consolidated Financial Statements.........................................................................F-7

(b) REPORTS ON FORM 8-K.

The following reports on Form 8-K were filed by the Company during the fourth quarter of 1999:

  Date of Filing               Description
  --------------               -----------
  November 19, 1999            Item 5, Warrant Exchange Offer
  December 14, 1999            Items 5 and 7, FDA Recommends Marketing Approval for Targretin Capsules
  December 23, 1999            Items 5 and 7,  Receipt of $13.9 Million From Warrant Exchange Offer

(c) EXHIBITS - 1999 10-K

Exhibit Number     Description
--------------     -----------
    2.1 (1)       Agreement and Plan of Reorganization dated May 11, 1998, by and among the Company, Knight
                  Acquisition Corp. and Seragen, Inc. (Filed as Exhibit 2.1).
    2.2 (1)       Option and Asset Purchase Agreement, dated May 11, 1998, by and among the Company, Marathon
                  Biopharmaceuticals, LLC, 520 Commonwealth Avenue Real Estate Corp. and 660 Corporation.  (Filed
                  as Exhibit 10.3).
    3.1 (1)       Amended and Restated Certificate of Incorporation of the Company. (Filed as Exhibit 3.2)
    3.2 (1)       Bylaws of the Company, as amended. (Filed as Exhibit 3.3)
    3.3 (2)       Amended Certificate of Designation of Rights, Preferences and Privileges of Series A
                  Participating Preferred Stock of Ligand Pharmaceuticals Incorporated.
    4.1 (16)      Preferred Shares Rights Agreement, dated as of September 13,  1996, by and between Ligand
                  Pharmaceuticals Incorporated and Wells Fargo Bank, N.A. (Filed as Exhibit 10.1).
    4.2 (13)      Amendment to Preferred Shares Rights Agreement, dated as of November 9, 1998, between the
                  Company and ChaseMellon Shareholder Services, L.L.C., as Rights Agent (Exhibit 99.1). (Filed as
                  Exhibit 10.1)
   10.1 (3)       The Company's 1992 Stock Option/Stock Issuance Plan, as amended.
   10.2 (4)       Form of Stock Option Agreement.
   10.3 (4)       Form of Stock Issuance Agreement.
   10.12 (4)      1992 Employee Stock Purchase Plan.
   10.13 (4)      Form of Stock Purchase Agreement.
   10.30 (4)      Form of Proprietary Information and Inventions Agreement.
   10.46 (4)      Form of Indemnification Agreement between the Company and each of its directors.
   10.47 (4)      Form of Indemnification Agreement between the Company and each of its officers.
   10.69 (5)      Form of Automatic Grant Option Agreement.
   10.97 (6)      Research, Development and License Agreement, dated December 29,  1994, between SmithKline
                  Beecham Corporation and the Company  (with certain confidential portions omitted).

Exhibit Number     Description
--------------     -----------
   10.98 (6)      Stock and Note Purchase Agreement, dated February 2, 1995,  between SmithKline Beecham
                  Corporation, S.R. One, Limited and the Company (with certain confidential portions omitted).
   10.99 (6)      Third Addendum to Amended Registration Rights Agreement, dated February 3, 1995, between S. R.
                  One, Limited and the Company.
   10.158 (7)     Lease, dated March 7, 1997, between the Company and Nexus Equity VI LLC.
   10.167 (8)     Development and License Agreement, dated November 25, 1997,  between the Company and Eli Lilly and Company (with certain confidential portions omitted).
   10.168 (8)     Collaboration Agreement, dated November 25, 1997, among the Company, Eli Lilly and Company, and
                  Allergan Ligand Retinoid Therapeutics, Inc. (with certain confidential portions omitted).
   10.169 (8)     Option and Wholesale Purchase Agreement, dated November 25, 1997,  between the Company and Eli
                  Lilly and Company (with certain confidential portions omitted).
   10.170 (8)     Stock Purchase Agreement, dated November 25, 1997, between the Company and Eli Lilly and
                  Company.
   10.171 (8)     First Amendment to Option and Wholesale Purchase Agreement dated February 23, 1998, between the
                  Company and Eli Lilly and Company  (with certain confidential portions omitted).
   10.172 (8)     Second Amendment to Option and Wholesale Purchase Agreement,  dated March 16, 1998, between the
                  Company and Eli Lilly and Company (with certain confidential portions omitted).
   10.173 (9)     Ninth Addendum to Amended Registration Rights Agreement, dated June 24, 1994, between the
                  Company and SmithKline Beecham plc., and is effective as of April 24, 1998.
   10.174 (9)     Leptin Research, Development and License Agreement, dated March 17, 1998, between the Company and SmithKline Beecham, plc (with certain confidential portions omitted).
   10.175 (9)     Stock and Warrant Purchase Agreement, dated March 17, 1998, among the Company, SmithKline
                  Beecham, plc. and SmithKline Beecham Corporation (with certain confidential portions omitted).
   10.176 (10)    Secured Promissory Note, dated March 7, 1997, in the face amount of $3,650,000, payable to the
                  Company by Nexus Equity VI LLC. (Filed as Exhibit 10.1).
   10.177 (10)    Amended memorandum of Lease effective March 7, 1997, between the Company and Nexus Equity VI
                  LLC. (Filed as Exhibit 10.2)
   10.178 (10)    First Amendment to Lease, dated March 7, 1997, between the Company and Nexus Equity VI LLC.
                  (Filed as Exhibit 10.3)
   10.179 (10)    First Amendment to secured Promissory Note, date March 7, 1997, payable to the Nexus Equity VI
                  LLC. (Filed as Exhibit 10.4)
   10.183 (11)    Extension Option Agreement, dated May 11, 1998, by and among the Company, Seragen, Inc.,
                  Marathon Biopharmaceuticals, LLC, 520 Commonwealth Avenue Real Estate Corp. and 660
                  Corporation. (Filed as Exhibit 99.5)
   10.184 (11)    Letter agreement, dated May 11, 1998, by and among the Company, Eli Lilly & Company and
                  Seragen, Inc. (Filed as Exhibit 99.6).
   10.185 (1)     Amendment No. 3 to Option and Wholesale Purchase Agreement, dated May 11, 1998, by and between
                  Eli Lilly and Company and the Company. (Filed as Exhibit 10.6).
   10.186 (1)     Agreement, dated May 11, 1998, by and among Eli Lilly and Company, the Company and Seragen,
                  Inc. (Filed as Exhibit 10.7).
   10.188 (11)    Settlement Agreement, dated May 1, 1998, by and among Seragen, Inc., Seragen Biopharmaceuticals
                  Ltd./Seragen Biopharmaceutique Ltee, Sofinov Societe Financiere D'Innovation Inc., Societe
                  Innovatech Du Grand Montreal, MDS Health Ventures Inc., Canadian Medical Discoveries Fund Inc.,
                  Royal Bank Capital Corporation and Health Care and Biotechnology Venture Fund (Filed as Exhibit
                  99.2).
   10.189 (11)    Accord and Satisfaction Agreement, dated May 11, 1998, by and among Seragen, Inc., Seragen
                  Technology, Inc., Trustees of Boston University, Seragen LLC, Marathon Biopharmaceuticals, LLC,
                  United States Surgical Corporation, Leon C. Hirsch, Turi Josefsen, Gerald S.J. and Loretta P.
                  Cassidy, Reed R. Prior, Jean C. Nichols, Elizabeth C. Chen, Robert W. Crane, Shoreline Pacific
                  Institutional Finance, Lehman Brothers Inc., 520 Commonwealth Avenue Real Estate Corp. and 660
                  Corporation (Filed as Exhibit 99.4).
   10.190 (1)     Amendment No. 1 to Service Agreement, dated as of May 11, 1998, by and between Seragen, Inc.
                  and Marathon Biopharmaceuticals, LLC. (Filed as Exhibit 10.11)

Exhibit Number     Description
--------------     -----------
   10.191 (10)    Letter of Agreement dated September 28, 1998 among the Company, Elan Corporation, plc and Elan
                  International Services, Ltd. (with certain confidential portions omitted), (Filed as Exhibit
                  10.5)
   10.192 (10)    Stock Purchase Agreement dated September 30, 1998 between the Company and Elan International
                  Services, Ltd. (with certain confidential portions omitted), (Filed as Exhibit 10.6)
   10.193 (10)    Tenth Addendum to Registration Rights Agreement dated September 30, 1998 between the Company and Elan International Services, Ltd. (Filed as Exhibit 10.7)
   10.194 (12)    Eleventh Addendum to Registration Rights Agreement dated November 9, 1998 between the Company and Elan International Services, Ltd.
   10.195 (12)    Zero Coupon Convertible Senior Note Due 2008 dated November 9, 1998 between the Company and
                  Elan International Services, Ltd., No. R-1.
   10.196 (12)    Zero Coupon Convertible Senior Note Due 2008 dated November 9, 1998 between the Company and
                  Elan International Services, Ltd., No. R-2.
   10.197 (14)    Research, Development and License Agreement by and between the Company and Warner-Lambert
                  Company dated September 1, 1999 (with certain confidential portions omitted).  (Filed as
                  Exhibit 10.1)
   10.198 (14)    Stock Purchase Agreement by and between the Company and Warner-Lambert Company dated September
                  1, 1999 (with certain confidential portions omitted).  (Filed as Exhibit 10.2)
   10.199 (14)    Thirteenth Addendum to Amended Registration Rights Agreement dated June 24, 1994, between the
                  Company and Warner-Lambert Company, effective September 1, 1999. (Filed as Exhibit 10.3)
   10.200 (14)    Nonexclusive Sublicense Agreement, effective September 8, 1999, by and among Seragen, Inc.,
                  Hoffmann-La Roche Inc. and F. Hoffmann-La Roche Ltd. (with certain confidential portions omitted).  (Filed as Exhibit 10.4)
   10.201 (14)    Amendment to Development, Licence and Supply Agreement between the Company and Elan
                  Corporation, plc dated August 20, 1999 (with certain confidential portions omitted). (Filed as
                  Exhibit 10.5)
   10.202 (14)    Ligand Purchase Option (to acquire outstanding capital stock of X-Ceptor Therapeutics, Inc.), contained in Schedule I to the Certificate of Incorporation of X-Ceptor Therapeutics, Inc., as
                  amended. (Filed as Exhibit 10.6)
   10.203 (14)    License Agreement effective June 30, 1999 by and between the Company and X-Ceptor Therapeutics,
                  Inc. (with certain confidential portions omitted).  (Filed as Exhibit 10.7)
   10.204 (14)    Zero Coupon Convertible Senior Note Due 2008 dated July 14, 1999 between the Company and
                  Monksland Holdings, B.V., No. R-3. (Filed as Exhibit 10.10)
   10.205 (14)    Zero Coupon Convertible Senior Note Due 2008 dated August 31, 1999 between the Company and
                  Monksland Holdings, B.V., No. R-4. (Filed as Exhibit 10.11)
   10.206 (14)    Stock Purchase Agreement dated September 30, 1999 by and between the Company and Elan
                  International Services, Ltd. (with certain confidential portions omitted).  (Filed as Exhibit
                  10.13)
   10.207 (14)    Fourteenth Addendum to Amended Registration Rights Agreement dated June 24, 1994 between the
                  Company and Elan International Services, Ltd., effective September 30, 1999. (Filed as Exhibit
                  10.14)
   10.208 (14)    Twelfth Addendum to Amended Registration Rights Agreement dated June 24, 1994 between the
                  Company and Elan International Services, Ltd., effective August 4, 1999. (Filed as Exhibit
                  10.16)
   10.209 (14)    Series X Warrant dated August 4, 1999 between the Company and Elan International Services, Ltd.
                  (Filed as Exhibit 10.15)
   10.210 (15)    Securities Purchase Agreement dated November 6, 1998 among Elan Corporation, plc, Elan
                  International Services, Ltd. and the Company (filed as Exhibit 1). (Filed as Exhibit 10.8)
   10.211 (15)    Development, Licence and Supply Agreement dated November 6, 1998 between Elan Corporation, plc and the Company (filed as Exhibit 2). (Filed as Exhibit 10.9)
   10.212 (15)    Letter Agreement dated August 13, 1999 among the Company, Elan International Services, Ltd. and
                  Elan Corporation, plc (filed as Exhibit 3). (Filed as Exhibit 10.12)
   10.213         Incentive Agreement dated December 31, 1999 among the Company, Elan International Services,
                  Ltd. and Monksland Holdings, BV.
   10.214         Fifteenth Addendum to Amended Registration Rights Agreement dated June 24, 1994, among the
                  Company and certain other persons, effective October 6, 1999.

Exhibit Number     Description
--------------     -----------
   10.215         Sixteenth Addendum to Amended Registration Rights Agreement dated June 24, 1994, between the Company and Elan International Services, Ltd., effective December 31, 1999.
   10.216         Amendment to Ligand Purchase Option (to acquire outstanding capital stock of X-Ceptor
                  Therapeutics, Inc.), contained in Schedule I to the Certificate of Incorporation of X-Ceptor
                  Therapeutics, Inc., as amended October 1, 1999.
   10.217         Amended and Restated Series X Warrant dated November 22, 1999 between the Company and Elan
                  International Services, Ltd.
   10.218         Royalty Stream Purchase Agreement dated as of December 31, 1999 among Seragen, Inc., the Company,
                  Pharmaceutical Partners, L.L.C., Bioventure Investments, Kft, and Pharmaceutical Royalties, LLC.
                  (with certain confidential portions omitted).
   21.1           Subsidiaries of Registrant.
   23.1           Consent of Ernst & Young LLP, Independent Auditors.
   24.1           Power of Attorney (See Page 35).
   27.1           Financial Data Schedule.

--------------

(1) This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company's Registration
     Statement on Form S-4 (No. 333-58823) filed on July 9, 1998.

(2) This exhibit was previously filed as part of and is hereby incorporated by reference to the same numbered exhibit filed with the Company's Quarterly
     Report on Form 10-Q for the period ended March 31, 1999.

(3) This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Registration
     Statement on Form S-4 (No. 33-90160) filed on March 9, 1995, as amended.

(4) This exhibit was previously filed as part of, and is hereby incorporated by reference to, the same numbered exhibit filed with the Company's
     Registration Statement on Form S-1 (No. 33-47257) filed on April 16, 1992 as amended.

(5) This exhibit was previously filed as part of, and is hereby incorporated by reference to Exhibit 99.1 filed with the Company's Form S-8 (No. 33-85366), filed on October 17, 1994.

(6) This exhibit was previously filed as part of, and is hereby incorporated by reference to, the same numbered exhibit filed with the Registration
     Statement on Form S-1/S-3 (No. 33-87598 and 33-87600) filed on December 20,
     1994, as amended.

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

(11) Previously filed as, and hereby incorporated by reference to, the numbered exhibit filed with the Current Report on Form 8-K of Seragen, Inc. filed with the Commission on May 15, 1998.

(12) This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company's Annual
     Report on Form 10-K for the period ended December 31, 1998.

(13) This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with, the Registration Statement on Form 8-A/A Amendment No. 1 (No. 0-20720) filed on December 24, 1998.

(14) This exhibit was previously filed as part of and is hereby incorporated by reference to the numbered exhibit filed with the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1999.

(15) This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with, the Schedule 13D of Elan
     Corporation, plc, filed on January 6, 1999, as amended.

(16) This exhibit was previously filed as part of, and is hereby incorporated by reference, the numbered exhibit filed with the Company's Registration
     Statement on Form S-3 (No. 333-12603) filed on September 25, 1996, as amended.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              LIGAND PHARMACEUTICALS INCORPORATED

                              By: /s/ DAVID E. ROBINSON
                                  ------------------------------------------
                                      David E. Robinson,
                                      President and Chief Executive Officer
Date: March 29, 2000

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


SIGNATURE                                              TITLE                                  DATE
---------                                              -----                                  ----
/s/        DAVID E. ROBINSON             Chairman of the Board, President,               March 24, 2000
-----------------------------------    Chief Executive Officer and Director
David E. Robinson                          (Principal Executive Officer)


/s/        PAUL V. MAIER            Senior Vice President, Chief Financial Officer       March 24, 2000
-----------------------------------  (Principal Financial and Accounting Officer)
Paul V. Maier

/s/        HENRY F. BLISSENBACH                   Director                               March 26, 2000
-----------------------------------
Henry F. Blissenbach

/s/        ALEXANDER D. CROSS                     Director                               March 26, 2000
-----------------------------------
Alexander D. Cross

/s/        JOHN GROOM                             Director                               March 28, 2000
-----------------------------------
John Groom

/s/        IRVING S. JOHNSON                      Director                               March 27, 2000
-----------------------------------
Irving S. Johnson

/s/        CARL C. PECK                           Director                               March 28, 2000
-----------------------------------
Carl C. Peck

/s/        MICHAEL A. ROCCA                       Director                               March 24, 2000
-----------------------------------
Michael A. Rocca


                          INDEX TO FINANCIAL STATEMENTS

Report of Ernst & Young LLP, Independent Auditors....................    F-2
Consolidated Balance Sheets..........................................    F-3
Consolidated Statements of Operations................................    F-4
Consolidated Statements of Stockholders' Equity (Deficit)............    F-5
Consolidated Statements of Cash Flows................................    F-6
Notes to Consolidated Financial Statements...........................    F-7

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Ligand Pharmaceuticals Incorporated

We have audited the accompanying consolidated balance sheets of Ligand Pharmaceuticals Incorporated as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ligand Pharmaceuticals Incorporated at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                                      ERNST & YOUNG LLP
San Diego, California
February 22, 2000

                       LIGAND PHARMACEUTICALS INCORPORATED

                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                     ASSETS

                                                                                December 31,
                                                                           ----------------------
                                                                              1999        1998
                                                                           ----------  ----------
Current assets:
  Cash and cash equivalents............................................    $   29,903  $   32,801
  Short-term investments...............................................        17,252      37,166
  Accounts receivable, net ............................................         1,657          --
  Inventories..........................................................         5,732       6,166
  Other current assets.................................................         2,135       1,860
                                                                           ----------  ----------
          Total current assets.........................................        56,679      77,993
  Restricted investments...............................................         2,011       2,554
  Property and equipment, net..........................................        20,542      23,722
  Acquired technology, net ............................................        38,969      40,312
  Other assets.........................................................        16,444      11,439
                                                                           ----------  ----------
                                                                           $  134,645  $  156,020
                                                                           ==========  ==========
                      LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable.....................................................    $    5,395  $   12,363
  Accrued liabilities..................................................         8,173       7,216
  Deferred revenue.....................................................         3,028       4,115
  Current portion of equipment financing obligations ..................         4,105       3,201
                                                                           ----------  ----------
          Total current liabilities....................................        20,701      26,895
                                                                           ----------  ----------
Long-term equipment financing obligations .............................         6,907       8,165
Convertible subordinated debentures....................................        41,977      39,302
Accrued acquisition obligation.........................................         2,900      50,000
Convertible note.......................................................         2,500       2,500
Zero coupon convertible senior notes...................................        85,250      40,520
Commitments
Stockholders' deficit:
  Convertible preferred stock, $0.001 par value, 5,000,000 shares
     authorized; none issued...........................................            --          --
  Common stock, $0.001 par value; 80,000,000 shares authorized,
     53,018,248 shares and 45,690,067 shares issued at December 31, 1999
     and 1998, respectively............................................            53          46
  Paid-in capital......................................................       448,784     384,715
  Deferred warrant expense ............................................        (3,460)         --
  Adjustment for unrealized losses on available-for-sale securities....          (607)       (482)
  Accumulated deficit..................................................      (470,349)   (395,630)
                                                                           ----------  ----------
                                                                              (25,579)    (11,351)
  Less treasury stock, at cost (1,114 shares)..........................           (11)        (11)
                                                                           ----------  ----------
          Total stockholders' deficit .................................       (25,590)    (11,362)
                                                                           ----------  ----------
                                                                           $  134,645  $  156,020
                                                                           ==========  ==========

                             See accompanying notes.

                       LIGAND PHARMACEUTICALS INCORPORATED

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except net loss per share data)

                                                                   Year ended December 31,
                                                         ----------------------------------------
                                                             1999          1998          1997
                                                         ------------  ------------  ------------
Revenues:
   Product sales....................................      $    11,307   $       406   $       418
   Collaborative research and development and other
     revenues ......................................           26,978        17,267        51,281
   Contract manufacturing...........................            2,610            --            --
                                                           -----------   -----------   -----------
          Total revenues............................           40,895        17,673        51,699
                                                           -----------   -----------   -----------
Costs and expenses:
  Cost of products sold ............................            3,563           466           520
  Contract manufacturing ...........................            6,926            --            --
  Research and development..........................           59,442        70,273        71,906
  Selling, general and administrative...............           27,257        16,568        10,108
  Technology milestone payment .....................            5,000            --            --
  Write-off of acquired in-process technology.......               --        45,000        64,970
                                                          -----------   -----------   -----------
          Total costs and expenses..................          102,188       132,307       147,504
                                                          -----------   -----------   -----------
Loss from operations................................          (61,293)     (114,634)      (95,805)
                                                          -----------   -----------   -----------
Other income (expense) :
    Interest income.................................            2,470         3,070         3,743
    Interest expense................................          (12,979)       (8,322)       (8,088)
    Debt conversion expense ........................           (2,200)           --            --
    Other...........................................             (717)        2,000            --
                                                          ------------  -----------   -----------
            Total other income (expense) ...........          (13,426)       (3,252)       (4,345)
                                                          ------------  ------------  -----------
Net loss............................................      $   (74,719)  $  (117,886)  $  (100,150)
                                                          ===========   ===========   ===========
Basic and diluted net loss per share................      $     (1.58)  $     (2.92)  $     (3.02)
                                                          ===========   ===========   ===========
Shares used in computing net loss per share.........       47,146,312    40,392,421    33,128,372
                                                         ============  ============  ============

                             See accompanying notes.

                       LIGAND PHARMACEUTICALS INCORPORATED

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                   For the three years ended December 31, 1999
                        (in thousands, except share data)

                                                               Adjustment
                                                             for unrealized
                                                             gains (losses)             Deferred    Treasurey   Total
                            Common stock                      on available-           compensation   stock   stockholders'
                         ------------------  Paid-in            for-sale   Accumulated    and    ------------- equity  Comprehensive
                            Shares  Amount   Capital  Warrants securities    deficit  consulting Shares Amount(deficit) income(loss)
                         ---------  -------  ------- --------- ----------- --------- ----------- ------ ------ ------- -------------
Balance at
December 31, 1996........31,799,617  $  32  $214,887   $(2,453)   $(78)   $(177,594)  $ (322)   (1,114)  $(11)   $34,461

Issuance of
Common Stock..............6,704,842      7    96,794        --      --           --       --        --     --     96,801

Amortization of
deferred compensation
and consulting fees......        --     --        --        --      --           --      322        --     --        322

Amortization of warrant
subscription receivable...       --     --        --     1,535      --           --       --        --     --      1,535

Write-off of warrant
subscription receivable...       --     --        --       918      --           --       --        --     --        918

Adjustment of unrealized
gains on available-for-sale
securities.............          --     --        --        --     462           --       --        --     --        462        462

Net loss...............          --     --        --        --      --     (100,150)      --        --     --   (100,150)  (100,150)
                          ---------  -----  --------   -------   -----     ---------   ------    -----   ----   ---------  ---------
Balance at
December 31, 1997......  38,504,459     39   311,681        --     384     (277,744)      --    (1,114)  (11)     34,349   $(99,688)
                                                                                                                           =========
Issuance of
Common Stock...........   7,185,608      7    73,034        --      --           --       --        --     --     73,041

Adjustment of
unrealized losses on
available-for-sale
securities.............          --     --        --        --    (866)          --       --        --     --       (866)      (866)

Net loss...............          --     --        --        --      --     (117,886)      --        --     --   (117,886)  (117,886)
                          ---------  -----  --------   -------    ----     ---------   ------    -----   ----   ---------  ---------
Balance at
December 31, 1998......  45,690,067    46    384,715        --    (482)    (395,630)      --    (1,114)   (11)   (11,362) $(118,752)
                                                                                                                           =========
Issuance of
Common Stock ..........   7,328,181     7     59,695        --      --           --       --        --     --     59,702

Adjustment of unrealized
losses on available-
for-sale securities....          --     --        --        --    (125)          --       --        --     --       (125)      (125)

Issuance of warrants...          --     --     4,374    (3,990)     --           --       --        --     --        384

Amortization of
deferred warrant expense         --     --        --       530      --           --       --        --     --        530

Net loss ..............          --     --        --        --      --      (74,719)      --        --     --    (74,719)   (74,719)
                         ----------  -----  --------  ---------  -----     ---------  ------     ------- ----- ---------- ----------
Balance at
December 31, 1999 .....  53,018,248  $ 53   $448,784   $(3,460) $(607)    $(470,349)  $   --    (1,114)  $(11)  $(25,590) $ (74,844)
                         ==========  =====  ========  =========  =====    ==========  ======    =======  =====  ========= ==========

                             See accompanying notes.

                       LIGAND PHARMACEUTICALS INCORPORATED

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                              Year ended December 31,
                                                                        ---------------------------------
                                                                            1999        1998         1997
                                                                        ----------- -----------  --------
OPERATING ACTIVITIES
Net loss.............................................................    $ (74,719)  $(117,886)   $(100,150)
Adjustments to reconcile net loss to net cash used by operating activities:
    Depreciation and amortization of property and equipment..........        5,565       4,326        4,133
    Amortization of acquired technology .............................        1,343          --           --
    Amortization of deferred warrant expense ........................          530          --           --
    Amortization of warrant subscription receivable..................           --          --        2,453
    Write-off of acquired in-process technology......................           --      45,000       64,970
    Technology milestone payment ....................................        5,000          --           --
    Accretion of debt discount and interest..........................        7,942       3,194        2,675
    Debt conversion expense..........................................        2,200          --           --
    Other............................................................          195         257          546
    Change in operating assets and liabilities:
      Accounts receivable ...........................................       (1,657)         --           --
      Receivable from a related party................................           --          --        3,087
      Inventories....................................................          434      (2,899)          --
      Other current assets ..........................................         (275)     (1,031)         856
      Accounts payable and accrued liabilities.......................       (6,011)        891        7,605
      Deferred revenue...............................................       (1,087)      1,499          465
                                                                         ----------  ---------    ---------
Net cash used in operating activities................................      (60,540)    (66,649)     (13,360)
                                                                         ----------  ---------    ---------
INVESTING ACTIVITIES
Purchases of short-term investments..................................      (21,402)    (52,245)     (35,033)
Proceeds from short-term investments.................................       41,191      35,191       60,339
Purchase of property and equipment...................................       (2,385)     (5,457)      (7,424)
Proceeds from sale of property and equipment.........................           --          92          109
Payment of accrued acquisition obligation ...........................      (37,100)         --           --
Increases in other assets............................................       (7,525)     (4,462)      (4,306)
Decreases in other assets............................................        2,325         925          146
Net cash paid for exercise of ALRT stock purchase option.............           --          --      (12,661)
Net cash paid for Seragen acquisition................................           --      (5,756)          --
                                                                         ---------   ---------    ---------
Net cash provided by (used in) investing activities..................      (24,896)    (31,712)       1,170
                                                                         ---------   ---------    ---------
FINANCING ACTIVITIES
Principal payments on equipment financing obligations.................      (3,381)     (2,983)      (3,210)
Proceeds from equipment financing arrangements .......................       3,027       3,095        3,146
Net change in restricted investments..................................         543         503          470
Net proceeds from the issuance of convertible note....................          --          --        2,500
Net proceeds from issuance of zero coupon convertible senior notes....      60,000      30,000           --
Net proceeds from sale of common stock and warrants...................      22,349      38,295       36,706
                                                                         ---------   ---------    ---------
Net cash provided by financing activities.............................      82,538      68,910       39,612
                                                                         ---------   ---------    ---------
Net increase (decrease) in cash and cash equivalents..................     (2,898)    (29,451)      27,422
Cash and cash equivalents at beginning of year........................      32,801      62,252       34,830
                                                                         ---------   ---------    ---------
Cash and cash equivalents at end of year..............................   $  29,903   $  32,801    $  62,252
                                                                         =========   =========    =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid.........................................................   $   4,941   $   5,736    $   5,444

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of zero coupon convertible senior note to common stock .....     20,537          --           --
Issuance of common stock to satisfy accrued acquisition obligations....     10,000          --           --
Issuance of common stock for technology milestone payment .............      5,000          --           --
Issuance of warrants to X-Ceptor investors ............................      3,990          --           --
Issuance of common stock for debt conversion incentive ................      2,200          --           --
Issuance of common stock to purchase Seragen...........................         --      25,996           --
Issuance of convertible note and common stock for technology license...         --      15,000           --
Conversion of convertible note to common stock.........................  $      --  $    3,750   $    7,500

                             See accompanying notes.

                       LIGAND PHARMACEUTICALS INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. THE COMPANY AND ITS BUSINESS

     Ligand Pharmaceuticals Incorporated, a Delaware corporation (the "Company" or "Ligand"), develops and markets drugs that address critical unmet medical needs of patients in the areas of cancer, skin diseases, and men's and women's hormone-related diseases, as well as osteoporosis, metabolic disorders and cardiovascular and inflammatory diseases. Ligand's drug discovery and development programs are based on gene transcription technology, primarily related to Intracellular Receptors and Signal Transducers and Activators of Transcription. The Company includes its direct wholly owned subsidiaries, Ligand Pharmaceuticals International, Inc., Glycomed Incorporated ("Glycomed"), Ligand Pharmaceuticals (Canada) Incorporated, Allergan Ligand Retinoid Therapeutics, Inc. ("ALRT") and Seragen, Inc. ("Seragen").

     In February 1999, the Company was granted U.S. Food and Drug Administration ("FDA") marketing approval for its first two products, Panretin(R) gel ("Panretin") for the treatment of Kaposi's sarcoma in AIDS Patients and ONTAK(TM) ("ONTAK") for the treatment of patients with persistent or recurrent cutaneous T-cell lymphoma ("CTCL"). In December 1999, the FDA approved Targretin
(R) capsules ("Targretin") for the treatment of CTCL in patients who are refractory to at least one prior systemic therapy. The Company also submitted a New Drug Application ("NDA") to the FDA in December 1999 for Targretin (R) gel for the treatment of patients with early stage CTCL.

     The Company's other potential products are in various stages of development. Potential products that appear to be promising at early stages of development may not reach the market for a number of reasons. Substantially all of the Company's revenues to date have been derived from its research and development agreements with major pharmaceutical collaborators. Prior to generating revenues from these products, the Company must complete the development of its products in the human health care market. No assurance can be given that: (1) product development efforts will be successful, (2) required regulatory approvals for any indication will be obtained, (3) any products, if introduced, will be capable of being produced in commercial quantities at reasonable costs or that, (4) patient and physician acceptance of these products will be achieved. There can be no assurance that Ligand will ever achieve or sustain profitability.

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

2. SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to amounts included in the prior years financial statements to conform to the presentation for the year ended December 31, 1999.

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

CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

     Cash and cash equivalents consist of highly liquid securities with original maturities at the date of acquisition of less than three months. Investments with an original maturity of more than three months are considered short-term investments and have been classified by management as available-for-sale. Such investments are carried at fair value, with unrealized gains and losses included as a separate component of shareholders' deficit.

RESTRICTED INVESTMENTS

     Restricted investments consist primarily of a certificate of deposit held with a financial institution as collateral under an equipment financing arrangement.

CONCENTRATIONS OF CREDIT RISK

     The Company invests its excess cash principally in United States government debt securities, investment grade corporate debt securities and certificates of deposit. The Company has established guidelines relative to diversification and maturities that maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates. The Company has not experienced any significant losses on its cash equivalents or short-term investments.

     The Company extends credit on an uncollateralized basis primarily to wholesale drug distributors throughout the United States. The Company has not experienced significant credit losses on customer accounts.

INVENTORIES

     Inventories are stated at the lower of cost or market. Cost is determined using the first-in-first-out method. Inventories consist of the following (in thousands):

                                                     December 31,
                                                ----------------------
                                                   1999        1998
                                                ----------  ----------
Raw materials................................... $   705     $ 2,382
Work-in-process.................................   3,645       3,634
Finished goods..................................   1,382         150
                                                ----------  ----------
                                                 $ 5,732     $ 6,166
                                                ==========  ==========

PROPERTY AND EQUIPMENT

     Property and equipment is stated at cost and consists of the following (in thousands):

                                                        December 31,
                                                   ----------------------
                                                      1999        1998
                                                   ---------    ---------
Property........................................... $ 2,649     $ 2,649
Equipment and leasehold improvements...............  41,240      38,854
Less accumulated depreciation and amortization .... (23,347)    (17,781)
                                                   ---------   ---------
Net property and equipment......................... $20,542     $23,722
                                                   =========   =========

     Depreciation of equipment and leasehold improvements is computed using the straight-line method over the estimated useful lives of the assets which range from three to fifteen years. Assets acquired pursuant to capital lease arrangements and leasehold improvements are amortized over their estimated useful lives or their related lease term, whichever is shorter.

ACQUIRED TECHNOLOGY

     Acquired technology represents the ONTAK technology acquired in the merger with Seragen which is being amortized on a straight-line basis over the period estimated to be benefited of 15 years. Amortization of acquired technology is included in cost of products sold in the consolidated statements of operations and totaled $1.3 million for the year ended December 31, 1999.

IMPAIRMENT OF LONG-LIVED ASSETS

    In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, if indicators of impairment exist, the Company assesses the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, the Company measures the amount of such impairment by comparing the carrying value of the asset to the present value of the expected future cash flows associated with the use of the asset. While the Company's current and historical operating and cash flow losses are indicators of impairment, the Company believes the future cash flows to be received from the long-lived assets will exceed the assets' carrying value, and accordingly the Company has not recognized any impairment losses through December 31, 1999.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amount of cash, cash equivalents, securities available-for-sale, receivables, accounts payable and accrued liabilities are considered to be representative of their respective fair values because of the short-term nature of those investments. The fair values of the Company's equipment financing obligations, convertible subordinated debentures, convertible note, and zero coupon convertible senior notes approximates their carrying values based upon the current rates and terms offered to the Company for similar financing arrangements.

REVENUE RECOGNITION

     Revenues from product sales are recognized upon shipment, net of allowances for returns, rebates and chargebacks. The Company is obligated to accept from customers the return of pharmaceuticals which have reached their expiration date. Contract manufacturing and collaborative research and development and other revenues are recognized on a basis consistent with the performance requirements of the contract. Payments received in advance of performance are recorded as deferred revenue.

     Revenues from significant customers, which accounted for greater than 10% of total revenues, are as follows (in thousands):

                                                           Year Ended December 31,
                                                  -----------------------------------------
                                                        1999           1998         1997
                                                  --------------- -------------- ----------
Eli Lilly (Note 10)................................. $ 10,095       $ 10,353       $ 19,708
SmithKline Beecham (Note 10)........................ $  3,652       $  3,737       $  3,235
Allergan Ligand Retinoid Therapeutics (Note 11) ....       --             --       $ 18,997

COSTS AND EXPENSES

     Cost of products sold includes manufacturing costs, amortization of acquired technology, and royalty expenses associated with the Company's commercial products. Research and development costs are expensed as incurred. Costs and expenses included in research and development expenses related to collaborative research and development arrangements for the years ended December 31, 1999, 1998, and 1997 were $16 million, $17.3 million, and $51.3 million, respectively.

LOSS PER SHARE

     Net loss per share is computed using the weighted average number of common shares outstanding. Basic and diluted net loss per share amounts are equivalent for the periods presented as the inclusion of common stock equivalents in the number of shares used for the dilutive computation would be anti-dilutive.

ACCOUNTING FOR STOCK-BASED COMPENSATION

     The Company accounts for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and with the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation (Note 9).

COMPREHENSIVE INCOME

     As of January 1, 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 established new rules for the reporting and display of comprehensive income and its components; however, the adoption of this statement has no impact on the Company's net loss or shareholders' deficit. SFAS No. 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income.

3. INVESTMENTS

     The following table summarizes the various investment categories at (in thousands):

                                                                Gross Unrealized      Estimated Fair
                                                   Cost          Gains (Losses)           Value
                                                 ---------         -----------         ------------
December 31, 1999
U.S. Government Securities...................    $   2,610         $       (12)        $      2,598
Corporate Obligations........................       12,653                 (45)              12,608
Certificates of Deposit......................        2,046                  --                2,046
                                                 ---------         -----------         ------------
                                                    17,309                 (57)              17,252
Certificates of Deposit-restricted...........        2,011                  --                2,011
Equity securities............................          693                (550)                 143
                                                 ---------         ------------        ------------
                                                 $  20,013         $      (607)        $     19,406
                                                 =========         ============        ============
December 31, 1998
U.S. Government Securities...................    $  13,240         $         5         $     13,245
Corporate Obligations........................       19,262                  63               19,325
Certificates of Deposit......................        4,596                  --                4,596
                                                 ---------         -----------         ------------
                                                    37,098                  68               37,166
Certificates of Deposit-restricted...........        2,554                  --                2,554
Equity securities............................          693                (550)                 143
                                                 ---------         -----------         ------------
                                                 $  40,345         $      (482)        $     39,863
                                                 =========         ============        ============

     Equity securities are included in long-term other assets.

     Realized gains on sales of available-for-sale securities for the year ended December 31, 1998 were $2 million. There were no material realized gains or losses for the years ended December 31, 1999 and 1997.

     The amortized cost and estimated fair value of investments at December 31, 1999 and 1998, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

                                                       December 31, 1999          December 31, 1998
                                                  -------------------------  ----------------------
                                                                  Estimated                  Estimated
                                                      Cost       Fair Value      Cost       Fair Value
                                                    --------      --------     --------      --------
Due in one year or less.....................        $  5,606      $  5,606     $ 24,270      $ 24,291
Due after one year through three years......          13,714        13,657       15,382        15,429
Due after three years.......................              --            --           --            --
                                                    --------      --------     --------      --------
                                                      19,320        19,263       39,652        39,720
Equity securities...........................             693           143          693           143
                                                    --------      --------     --------      --------
                                                    $ 20,013      $ 19,406     $ 40,345      $ 39,863
                                                    ========      ========     ========      ========

4. MERGER WITH SERAGEN

     In August 1998, the Company completed a merger with Seragen (the "Merger") and entered into an agreement with Seragen and Eli Lilly and Company ("Lilly") under which Lilly assigned to the Company Lilly's rights and obligations under its agreements with Seragen, including its sales and marketing rights to ONTAK(TM). In addition, the Company had previously announced that it had signed a definitive asset purchase agreement to acquire substantially all the assets of Marathon Biopharmaceuticals, LLC, ("Marathon") which provided manufacturing services to Seragen under a service agreement.

     Under the terms of the merger agreement, Ligand paid merger consideration at closing in the amount of $31.7 million, $5.7 million of which was in cash and $26 million of which was through the issuance of approximately 1,858,515 shares of the Company's Common Stock valued at $13.99 per share. The valuation of the Company's Common Stock for this portion of the transaction was based on the average closing share price for the five trading days prior to signing of the definitive agreement in May 1998. The merger agreement also called for an additional $37 million payment in cash and/or the Company's Common Stock, at the Company's option, to be paid six months after the date of receipt of final FDA approval to market ONTAK. The final FDA approval occurred in February 1999. In August 1999, the Company made a cash payment of $34.1 million. Pending resolution of final contingencies and in accordance with the terms of the merger agreement, the Company withheld the remaining $2.9 million from payments made to certain Seragen stakeholders. The Company purchased substantially all of the assets of Marathon for $8 million through the issuance in January 1999 of 402,820 shares of the Company's Common Stock with a fair value of $5 million and a $3 million cash payment in August 1999, six months after the FDA approval of ONTAK.

     The Company's agreement with Lilly provides for a milestone payment to Lilly upon ONTAK approval by the FDA, a potential future milestone payment to Lilly based on cumulative sales of ONTAK, royalties to Lilly on sales of ONTAK, and payments by Lilly to Ligand as reimbursement for certain ONTAK clinical and other costs incurred by the Company. In March 1999, Ligand issued to Lilly 434,546 shares of the Company's Common Stock as payment of the $5 million milestone for the ONTAK approval. In addition, upon cumulative net sales of ONTAK reaching $20 million, Lilly will receive a second $5 million milestone payment.

     The Merger was accounted for using the purchase method of accounting. The purchase price, totaling $84.1 million, which included liabilities assumed of $2.3 million was allocated to the fair value of the assets acquired. The purchase price is composed of and allocated to the fair value of assets acquired as follows (in thousands):

Issuance of Common Stock (including transaction costs)................ $ 25,996
Amounts due to Seragen stakeholders, Marathon and Lilly, payable in
  Common Stock or cash................................................   50,000
Liabilities assumed...................................................    2,360
Net cash paid.........................................................    5,756
                                                                       --------
                                                                       $ 84,112
                                                                       ========
Inventories........................................................... $  3,230
Property and equipment................................................    7,905
Identifiable intangible assets:
  Write-off of in-process technology..................................   30,000
  Acquired technology.................................................   40,312
  Other intangibles...................................................    2,665
                                                                       --------
                                                                       $ 84,112
                                                                       ========

     The following pro forma condensed statement of operations information has been prepared to give effect to the Merger as if such transaction had occurred at the beginning of the periods presented. The historical results of operations have been adjusted to reflect (1) adjustment for depreciation resulting from adjusting the basis of certain property and equipment to fair value and amortization over 10 years, (2) amortization of acquired technology over 15 years, (3) elimination of Seragen stock issuance costs (1997) and compensation expense amortization (1998), (4) elimination of interest income for Seragen and reduction of Ligand interest income resulting from use of $6 million for the Merger at an annual interest rate of 5.5%, and (5) elimination of interest expense related to certain Seragen liabilities. The information presented is not necessarily indicative of the results of future operations of the merged companies. Included in the 1998 net loss is a one-time charge of $30 million related to in-process research and development included in the intangibles acquired.

                   Pro Forma Results of Operations (Unaudited)
                                 (in thousands)

                                                Year Ended December 31,
                                             ----------------------------
                                                 1998            1997
                                             ------------    ------------
Revenues..................................     $  20,477     $    56,413
Net loss..................................      (124,867)       (118,675)
Weighted average shares outstanding.......        40,392          34,987
Loss per share............................        (3.09)          (3.39)


5. OTHER ASSETS AND ACCRUED LIABILITIES

     Other assets comprise the following (in thousands):

                                                      December 31,
                                             ----------------------------
                                                 1999            1998
                                             ------------    ------------
Deferred rent............................     $   3,381       $ 3,429
Prepaid royalty buyout (Note 8)..........         3,944         4,080
Intangible assets acquired (Note 4) .....         2,651         2,665
Investment in X-Ceptor (Note 12).........         5,246            --
Other....................................         1,222         1,265
                                              ---------       -------
                                              $  16,444       $11,439
                                              =========       =======

     Accrued liabilities comprise the following (in thousands):

                                                      December 31,
                                             ----------------------------
                                                 1999            1998
                                             ------------    ------------
Accrued legal............................     $     431       $  1,140
Accrued interest.........................         1,972          1,972
Accrued compensation.....................         2,981          1,784
Other....................................         2,789          2,320
                                              ---------       --------
                                              $   8,173       $  7,216
                                              =========       ========

6. CONVERTIBLE SUBORDINATED DEBENTURES

     The convertible subordinated debentures pay interest semi-annually at 7.5% per annum and are due in 2003. The difference between the face value and the fair market value at the acquisition date is being accreted up to the face value over the remaining term of the debentures and the accretion is charged to interest expense. The debentures are convertible into the Company's Common Stock at $26.52 per share.

7. STRATEGIC ALLIANCE AND FINANCING

     In September 1998, the Company and Elan Corporation, plc ("Elan") signed a binding letter of agreement. Under the terms of the agreement, Elan purchased approximately $20 million of the Company's Common Stock. Elan also purchased from the Company $40 million in issue price of Zero Coupon Convertible Senior Notes, due 2008 with an 8% per annum yield to maturity (the "Notes"). These Notes are convertible into the Company's Common Stock at $14 per share. Under the terms of the initial agreement, up to an additional $70 million of Notes which Elan could also purchase would be convertible into the Company's Common Stock at a price which would be the average of the closing prices of the Company's Common Stock for the 20 trading days immediately prior to the issuance of a Note plus a premium; however, in no event would the conversion price be less than $14 per share or more than $20 per share. The Notes could be used to finance the final payments for the Seragen merger as well as other acquisitions of complementary technologies, subject to the consent of Elan.

     In July 1999, the Company issued an additional $40 million of Notes to Elan under the terms of the initial agreement, which are convertible at $14 per share. In August 1999, the Company and Elan agreed to amend the initial agreement to provide that the remaining takedown of up to $30 million in Notes may be utilized for general corporate purposes. Pursuant to this amended agreement, in August 1999, the Company issued $20 million of Notes with terms similar to the Notes previously issued, but convertible at $9.15 per share, which represented a premium over the Company's stock price on the date of issuance. In December 1999, Elan converted the $20 million Note plus accrued interest into 2,244,460 shares of the Company's Common Stock. The Company provided Elan a $2.2 million conversion incentive through the issuance of an additional 188,572 shares of the Company's Common Stock. The incentive was recorded as debt conversion expense in other income (expense). In March 2000, Elan converted an additional $20 million in Notes plus accrued interest into 1,600,123 shares of Common Stock (see Note 14).

     The agreement with Elan contains an anti-dilution provision. In accordance with such provision and as a result of other equity issuances by the Company, the Company sold Common Stock and warrants to Elan in 1999 totaling $839,000. Assuming conversion of its outstanding Notes and warrants, Elan would own approximately 17% of Ligand's shares on a fully diluted basis.

     Elan also agreed to exclusively license to the Company in the United States and Canada its proprietary product Morphelan(TM), a once-daily, sustained-release, solid oral dosage form of morphine for pain in oncology and HIV patients. For the rights to Morphelan(TM) the Company paid Elan certain license fees in 1998, with milestone payments due upon the occurrence of certain events up to and including the approval of the NDA in the United States. Payments may be in cash, or subject to certain conditions, in the Company's Common Stock or Notes. In November 1998, the Company paid Elan $5 million through the issuance of 429,185 shares of the Company's Common Stock and $10 million from the issuance of Notes. In December 1999, the Company paid Elan a $5 million milestone payment through the issuance of 498,443 shares of the Company's Common Stock. The 1999 consideration of $5 million was written off as a technology milestone payment and the 1998 consideration of $15 million was written off as acquired in-process technology. Elan could receive up to $5 million upon submission of the Morphelan(TM) NDA and another $5 million upon approval of Morphelan by the FDA.

8. COMMITMENTS

LEASES AND EQUIPMENT NOTES PAYABLE

     The Company has entered into capital lease and equipment note payable agreements which require monthly payments through September 2004. The carrying value of equipment under these agreements at December 31, 1999 and 1998 was $20.1 million and $17.3 million, respectively. At December 31, 1999 and 1998, accumulated amortization was $7.9 million and $7.3 million, respectively. The underlying equipment is used as collateral under the equipment notes payable.

     The Company has also entered into operating lease agreements for office and research facilities with varying terms through August 2015. The agreements provide for increases in annual rentals based on changes in the Consumer Price Index or fixed percentage increases varying from 3% to 6%. One of these leases requires an irrevocable standby letter of credit of $1.3 million to secure the performance of the Company's lease obligations. Rent expense for the years ended December 31, 1999, 1998 and 1997 was $3.2 million, $3.2 million and $3.4 million, respectively.

     At December 31, 1999, annual minimum rental payments due under the Company's leases and equipment notes payable are as follows (in thousands):

                                          Obligations under
                                         capital leases and
                                           equipment notes
                                               payable        Operating leases
                                          ----------------    ----------------
2000.....................................  $      4,894          $    3,287
2001.....................................         3,662               2,975
2002.....................................         2,519               2,888
2003.....................................         1,295               2,871
2004.....................................           285               2,928
Thereafter...............................            --              31,954
                                           ------------         -----------
          Total minimum lease payments...        12,655         $    46,903
                                                                ===========
Less amounts representing interest.......        (1,643)
                                           ------------
Present value of minimum lease payments..        11,012
                                           ------------
Less current portion.....................         4,105
                                           ------------
                                           $      6,907
                                           ============

     In 1997, one of the Company's main operating lease agreements for office and research facilities expired, and the Company moved into a second build-to-suit facility. In early 1997, the Company entered into a 17-year lease and the Company loaned the construction partnership $3.7 million, which is being repaid with interest over a 10-year period.

ROYALTY AGREEMENTS

     The Company has entered into royalty agreements requiring payments in 1999 ranging from 1% to 15% of net sales and up to 35% for license and other royalty arrangements. Currently, the Company is making minimum royalty payments under three agreements, of $315,000 per year. Royalty expense for the years ended December 31, 1999, 1998 and 1997 was $967,000, $75,000 and $276,000,
respectively, and is included in cost of products sold in the consolidated statements of operations.

     In May 1998, the Company elected to make a final one-time $4.1 million royalty payment to The Salk Institute for Biological Studies as an alternative to paying future royalty payments based on total net sales of defined potential products. The one-time payment is being amortized over the remaining life of the related patents.

     In September 1999, Ligand and Seragen entered into a sublicense agreement with Hoffmann-La Roche Inc. ("Roche"), with respect to Seragen's rights under a family of patents called the "Strom Patents." The Strom Patents, licensed by Seragen from Beth Israel Deaconess Medical Center ("Beth Israel"), cover the use of antibodies that target the interleukin-2 receptor to treat transplant rejection and autoimmune diseases. In consideration for the sublicense, Roche paid Seragen a $2.5 million royalty based on sales occurring before the date of the agreement plus Roche will pay royalties on subsequent sales of licensed products. Seragen will also receive milestone payments in the event Roche receives U.S. regulatory approval of licensed products. A non-exclusive license was previously issued by Seragen to Novartis requiring similar royalty payments. Beth Israel receives approximately 35% of the total royalty and milestone payments made related to the Strom Patents.

     In December 1999, the Company and Seragen entered into an agreement with Pharmaceutical Partners LLC ("Pharma") whereby Pharma purchased Seragen's royalty stream to be received under the Roche and Novartis royalty agreements described above. Pharma paid $3.25 million in December 1999 and would pay an additional $3.25 million should sales exceed a predetermined amount in any of years 2001 through 2004. In addition, Seragen retains the patents and the right to receive the future milestone payments from Roche described above.

9. STOCKHOLDERS' EQUITY

WARRANTS

     At December 31, 1999, the Company had outstanding warrants to purchase 2,586,299 shares of the Company's Common Stock, of which 1,286,643 warrants relate to ALRT ("ALRT warrants") (Note 11). The ALRT warrants have an exercise price of $7.12 per share, the additional warrants have exercise prices ranging from $10 to $20 per share and expire at various dates through October 6, 2006.

     In 1999 and 1998, the Company received net proceeds of approximately $17.4 million and $12.5 million, respectively, from investors who elected to exercise their ALRT warrants to purchase 2,939,717 and 2,267,836 shares, respectively. The Company agreed to pay a cost of money incentive to the investors for the early exercise of those warrants which was recorded as a reduction of equity.

STOCK PLANS

     The Company's 1992 Stock Option Stock Issuance Plan provides for the issuance of up to 9,073,457 shares of the Company's Common Stock. The large majority of the options granted have 10 year terms and vest over four years of continued employment. The Company's employee stock purchase plan also provides for the sale of up to 355,000 shares of the Company's Common Stock.

     Following is a summary of the Company's stock option plan activity and related information:

                                                                         Weighted Average
                                                        Shares            Exercise Price
                                                   --------------          -----------
 Balance at December 31, 1996.................         3,796,882           $      9.55
   Granted....................................           875,339                 12.75
   Exercised..................................          (384,340)                 8.59
   Cancelled..................................          (219,375)                10.65
                                                   --------------          -----------
 Balance at December 31, 1997.................         4,068,506                 10.26
   Granted....................................         1,584,604                 11.10
   Exercised..................................          (211,524)                 7.52
   Cancelled..................................          (396,567)                11.30
                                                   --------------          -----------
 Balance at December 31, 1998.................         5,045,019                 10.56
   Granted....................................           894,792                 10.67
   Exercised..................................          (228,991)                 8.29
   Cancelled..................................          (405,361)                11.82
                                                   --------------          -----------
 Balance at December 31, 1999.................         5,305,459           $     10.58
                                                   =============           ===========
 Options exercisable at December 31, 1999.....         3,344,575           $     10.33
                                                   =============           ===========
 Options exercisable at December 31, 1998.....         2,814,876           $      9.79
                                                   =============           ===========
 Options exercisable at December 31, 1997.....         2,442,187           $      9.31
                                                   =============           ===========

     Following is a further breakdown of the options outstanding as of December 31, 1999:

                                               Options Outstanding                               Options Exercisable
                                 ---------------------------------------------------   -------------------------------------
                                                    Weighted
                                                     average
                                   Options       remaining life     Weighted average         Number         Weighted average
   Range of exercise prices      outstanding        in years         exercise price       Exercisable        exercise price
   ------------------------      -----------        --------        ----------------   -----------------    ----------------

   $4.68  -  8.65...........     1,091,071            5.28             $  7.37               932,795           $   7.33
    9.00  -  9.60...........     1,067,734            6.67                9.33               652,531               9.33
    9.77  -  11.25..........     1,137,439            7.69               10.60               529,178              10.55
   11.26  -  13.00..........     1,253,868            7.48               12.22               769,771              12.28
   13.25  - $16.38..........       755,347            7.76               14.22               460,300              14.31
                                -------------   ---------------    -------------        ---------------      ------------
                                 5,305,459            6.95             $ 10.58             3,344,575           $  10.33
                                =============   ===============    =============        ===============      ============

     At December 31, 1999, 768,507 shares were available under the plans for future grants of stock options or sale of stock.

     Pro forma information regarding net loss and loss per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The estimated weighted average fair value at grant date for the options granted during 1999, 1998, and 1997 were $6.73, $6.65, and $5.96 per option, respectively. The fair value for these options was estimated at the dates of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1999, 1998 and 1997:

                                      1999             1998           1997
                                   -----------    ------------   ----------
Risk free interest rates...........   6.3%             4.8%            6.3%
Dividend yields....................    --               --             --
Volatility.........................   70.0%            62.0%          42.7%
Weighted average expected life.....  5 years          5 years        5 years


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

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows (in thousands, except for net loss per share information):

                                                     Year Ended December 31,
                                        -------------------------------------------
                                            1999            1998            1997
                                        ------------    ------------    -----------
Net loss as reported.............        $  (74,719)    $  (117,886)    $  (100,150)
Net loss pro forma...............           (80,549)       (121,916)       (102,929)
Net loss per share as reported...             (1.58)          (2.92)          (3.02)
Net loss per share pro forma.....             (1.71)          (3.01)          (3.11)

     The pro forma effect on net loss for 1999, 1998 and 1997 is not representative of the pro forma effect on net loss in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995.

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

     In November 1998, the Shareholder Rights Plan was amended to exclude Elan or any of its affiliates as an acquiring person to the extent of their ownership on or before November 9, 2005 of up to 25% of the Company's Common Stock on a fully diluted basis or thereafter to the extent their ownership exceeds 20% on November 9, 2005. However, shares acquired pursuant to the arrangements with Elan described in Note 7 are not counted in such determination unless additional shares of the Company's Common Stock have been acquired by Elan outside of such arrangements.

10. COLLABORATIVE RESEARCH AND DEVELOPMENT AGREEMENTS

ELI LILLY AND COMPANY

     In November 1997, the Company entered into a strategic alliance with Lilly for the discovery and development of products based on Ligand's Intracellular Receptor technology. Under the agreement, Lilly made a $31.25 million equity investment and agreed to support up to $49 million in research funding. Revenues recognized under the agreement for the years ended December 31, 1999, 1998 and 1997 were $9 million, $10 million and $19.7 million, respectively. The Company also had the option to obtain selected rights to one Lilly specialty pharmaceutical product. In connection with the August 1998 acquisition of Seragen, Ligand obtained from Lilly its rights to ONTAK and entered into an agreement where Lilly is to fund certain clinical and other regulatory costs incurred by Ligand as mandated by the FDA in the approval of ONTAK. Revenues recognized under this agreement for the years ended December 31, 1999 and 1998 were $1 million and $353,000, respectively.

SMITHKLINE BEECHAM

     In February 1995, the Company entered into a research collaboration with SmithKline Beecham Corporation ("SmithKline Beecham") to discover and characterize small molecule drugs to control hematopoiesis. Revenues recognized under the agreement for the years ended December 31, 1999, 1998 and 1997 were $2.7 million, $3 million and $3.2 million, respectively. SmithKline Beecham has agreed to provide the Company up to $21.5 million in research funding and equity investments. To date, SmithKline Beecham has made equity investments of $10 million and invested $2.5 million as a convertible note. The note is convertible into the Company's Common Stock at $13.56 per share and is due October 2002 unless converted into the Company's Common Stock earlier. The interest on the note is payable semi-annually at prime.

     In April 1998, SmithKline Beecham plc. and the Company initiated a new collaboration to develop small molecule drugs for the treatment or prevention of obesity. As part of the collaboration, SmithKline Beecham plc. purchased $5 million of the Company's Common Stock and also purchased for $1 million a warrant to purchase 150,000 shares of Ligand Common Stock at $20 per share. The warrant expires in five years, and Ligand may require SmithKline Beecham plc. to exercise the warrant under certain circumstances after three years. SmithKline Beecham plc. will also purchase additional Ligand Common Stock at a 20% premium if a certain research milestone is achieved and will make cash payments to Ligand if subsequent milestones are met. Revenues recognized under the agreement for the years ended December 31, 1999 and 1998 were $1 million and $700,000, respectively.

PARKE-DAVIS

     In September 1999, Ligand entered into a research, development and license agreement with the Parke-Davis Pharmaceutical Research Division ("Parke-Davis") of Warner-Lambert Company ("Warner-Lambert") to discover, characterize, design and develop small molecule compounds with beneficial effects for the treatment and prevention of diseases mediated through the estrogen receptor. Some of the diseases affected by drugs that act upon the estrogen receptor are osteoporosis, cardiovascular disease, breast cancer, and mood and cognitive disorders.

     Under the terms of the agreement, the Company may receive up to $13 million in research funding through December 2002 as well as future product milestone payments and royalties. Parke-Davis will fund the costs of developing and marketing compounds selected from the collaboration and has been granted the worldwide rights to manufacture and sell any products resulting from the collaboration. The Company will be entitled to milestones at various stages of each compound's development. Upon the marketing of a product, Parke-Davis will pay the Company royalties on net sales of each product on a product-by-product basis. In addition, Warner-Lambert purchased $2.5 million of the Company's Common Stock at fair value.

ABBOTT LABORATORIES

     In July 1994 the Company entered into a long-term collaborative research agreement with Abbott Laboratories ("Abbott") to discover and develop drugs for the prevention or treatment of inflammatory diseases. Revenues under the agreement, which was completed in July 1999, for the years ended December 31, 1999, 1998 and 1997 were $600,000, $1.2 million and $1.7 million, respectively.

AMERICAN HOME PRODUCTS CORPORATION

     In September 1994, the Company entered into a collaborative research agreement with Wyeth-Ayerst Laboratories, the pharmaceutical division of American Home Products, to discover and develop drugs which interact with the estrogen or progesterone receptors. Revenues under the agreement, which was completed in September 1998, for the years ended December 31, 1998 and 1997 were $1.3 million and $4 million, respectively.

11. ALLERGAN LIGAND RETINOID THERAPEUTICS, INC.

     In December 1994, the Company and Allergan, Inc. ("Allergan") formed ALRT for retinoid product research and development. In September 1997, the Company and Allergan exercised their respective options to purchase the callable common stock (the "Stock Purchase Option") and certain assets (the "Asset Purchase Option") of ALRT. The Company's exercise of the Stock Purchase Option required the issuance of 3,166,567 shares of the Company's Common Stock along with cash payments totaling $25 million to holders of the callable common stock in November 1997. Allergan's exercise of the Asset Purchase Option required a cash payment of $8.9 million which was used by the Company to pay a portion of the Stock Purchase Option.

     In November 1997, ALRT became a wholly owned subsidiary of the Company. The transaction was accounted for using the purchase method of accounting. The excess of the purchase price over the fair value of the net assets acquired was allocated to in-process technology and was written off, resulting in a one-time non-cash charge to results of operations of $65 million. Details of the acquisition are as follows (in thousands):

Total consideration:
  Issuance of Common Stock .......................     $ 52,595
  Liabilities assumed ............................        1,010
  Warrant subscription receivable write-off ......          918
  Net cash paid for ALRT net of cash received ....       12,661
                                                       --------
                                                       $ 67,184
                                                       ========
Less:
  Deferred liabilities write-off..................     $  2,214
  Write-off of in-process technology..............       64,970
                                                       --------
                                                       $ 67,184
                                                       ========

12. X-CEPTOR THERAPEUTICS, INC.

     In June 1999, Ligand became a minority equity investor in a new private corporation, X-Ceptor Therapeutics, Inc. ("X-Ceptor"), whose mission is to conduct research in and identify therapeutic products from the field of orphan nuclear receptors. Ligand invested $6 million in X-Ceptor through the acquisition of convertible preferred stock and owns approximately 17% of X-Ceptor's outstanding capital stock. Ligand is accounting for its investment in X-Ceptor using the equity method of accounting. Ligand's interest in X-Ceptor losses in 1999 was $754,000, which is included in other income (expense) in the consolidated statements of operations. Ligand has also granted to X-Ceptor an exclusive license to use the Ligand orphan nuclear receptors technology that is not currently committed to other partnership programs and a nonexclusive license to use Ligand's enabling proprietary process technology as it relates to drug discovery using orphan nuclear receptors. X-Ceptor made a license payment of $2 million to Ligand. Ligand recognized $1.7 million as revenue in 1999 representing the third-party ownership of X-Ceptor. Ligand has not performed any research and development activities on behalf of X-Ceptor.

     Ligand also issued warrants to X-Ceptor investors, founders and certain employees to purchase 950,000 shares of Ligand Common Stock with an exercise price of $10 per share and expiration date of October 6, 2006. The warrants were recorded at their fair value of $4.20 per warrant or $3.9 million as deferred warrant expense within stockholders' deficit and are being amortized to operating expense through June 2002. Amortization was $530,000 in 1999, which is included in research and development expense in the consolidated statements of operations.

     Ligand has the right but not the obligation to acquire all, but not less than all, of the outstanding X-Ceptor stock at June 30, 2002 or upon the cash balance of X-Ceptor falling below a pre-determined amount. Upon certain conditions, Ligand may extend the option by 12 months by providing additional funding of $5 million. The option price, payable pro-rata based on total cumulative non-Ligand funding, is up to $61.4 million at June 30, 2002 (or earlier, in certain circumstances) or up to $79.8 million upon extension. The option price may be paid in cash or shares of Ligand common stock, or any combination of the two, at Ligand's sole discretion.

13. INCOME TAXES

     At December 31, 1999, the Company had consolidated federal and combined California income tax net operating loss carryforwards of approximately $394 million and $78 million, respectively. The difference between the federal and California tax loss carryforwards is primarily attributable to the capitalization of research and development expenses for California income tax purposes and the 50% limitation on California loss carryforwards. The Company also had foreign net operating loss carryforwards of approximately $5 million, which will begin to expire in 2001 unless previously utilized.

     The federal tax loss carryforward will begin to expire in 2002, unless previously utilized. The California tax loss carryforwards began expiring in 1998 (approximately $2 million expired in 1999). The Company also had consolidated federal and combined California research tax credit carryforwards of approximately $17 million and $5 million, respectively, which will begin to expire in 2002 unless previously utilized.

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

     Significant components of the Company's deferred tax assets as of December 31, 1999 and 1998 are shown below. A valuation allowance has been recognized to fully offset the deferred tax assets as of December 31, 1999 and 1998 as realization of such assets is uncertain.

                                                      December 31,
                                                 -----------------------
                                                    1999         1998
                                                 ----------   ----------
                                                     (in thousands)
Deferred tax liabilities:
Acquired subordinated debt..................     $    3,270   $    4,387
Purchased intangible assets.................         16,964       17,621
Fixed assets................................          2,251        2,684
                                                 ----------   ----------
          Total deferred tax liabilities....         22,485       24,692
                                                 ----------   ----------
Deferred tax assets:
Net operating loss carryforwards............        144,440      126,771
Research and development credits............         21,065       17,218
Capitalized research and development........          9,366       13,604
Capitalized license.........................          8,149        6,150
Accrued expenses............................            910        1,347
Other, net .................................          4,330        1,593
                                                 ----------   ----------
          Total deferred tax assets.........        188,260      166,683
                                                 ----------   ----------
Net deferred tax assets.....................        165,775      141,991
Valuation allowance for deferred tax assets.       (165,775)    (141,991)
                                                 ----------   ----------
                                                 $       --   $       --
                                                 ==========   ==========

     As of December 31, 1999, approximately $2.4 million of the valuation allowance for deferred tax assets related to benefits of stock option deductions which, when recognized, will be allocated directly to paid-in capital.

14. SUBSEQUENT EVENTS

SALE OF CONTRACT MANUFACTURING ASSETS

     In January 2000, Ligand sold the assets associated with the contract manufacturing business of Seragen subsidiary Marathon Biopharmaceuticals Inc. for approximately $10 million in cash. Under the terms of the sale, Seragen has entered into a long-term supply agreement with the acquirer of the assets for the manufacture of ONTAK and the performance of certain process and production development work for the next-generation ONTAK product. Seragen has minimal purchase commitments under the agreement and the purchase commitments are consistent with Ligand's current costs to manufacture. The assets sold consist primarily of property and equipment of $6.7 million and intangibles of $2.7 million. The Company recognized an immaterial gain on this transaction in January 2000.

RESEARCH AND DEVELOPMENT COLLABORATION

     In February 2000, the Company and Organon entered into a collaboration to focus on small molecule compounds with potential effects for the treatment and prevention of gynecological diseases mediated through the progesterone receptor. Under the terms of the collaboration, Ligand received up front payments and may receive milestone and royalty payments on a product-by-product basis. Organon has been granted exclusive worldwide rights to manufacture and sell any products resulting from the collaboration.

CONVERSION OF ZERO COUPON CONVERTIBLE NOTES

     In March 2000, Elan converted an additional $20 million in Notes plus accrued interest, convertible at $14 per share, into 1,501,543 shares of the Company's Common Stock. The Company provided Elan a $2 million conversion incentive through the issuance of an additional 98,580 shares of the Company's Common Stock. The incentive was recorded as debt conversion expense in other income (expense) in the first quarter of 2000.