Form 10-Q
period 2000-03-31
LIGAND PHARMACEUTICALS INC
filed 2000-05-15
CIK 886163

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


 MARK ONE
      [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000 OR

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


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of April 30, 2000, the registrant had 55,126,848 shares of common stock outstanding.

                       LIGAND PHARMACEUTICALS INCORPORATED
                                QUARTERLY REPORT

                                    FORM 10-Q


                                TABLE OF CONTENTS

COVER PAGE................................................................................................1


TABLE OF CONTENTS.........................................................................................2


PART I.  FINANCIAL INFORMATION

       ITEM 1.  Financial Statements

       Consolidated Balance Sheets as of March 31, 2000 (unaudited) and December 31, 1999.................3

       Consolidated Statements of Operations for the three months ended
       March 31, 2000 (unaudited) and 1999 (unaudited)....................................................4

       Consolidated Statements of Cash Flows for the three months ended March
       31, 2000 (unaudited) and 1999 (unaudited)..........................................................5

       Notes to Consolidated Financial Statements(unaudited)..............................................6

       ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.....9

       ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk...............................17


PART II.  OTHER INFORMATION

       ITEM 1.  Legal Proceedings........................................................................*

       ITEM 2.  Changes in Securities and Use of Proceeds................................................18

       ITEM 3.  Defaults upon Senior Securities..........................................................*

       ITEM 4.  Submission of Matters to a Vote of Security Holders......................................*

       ITEM 5.  Other Information........................................................................*

       ITEM 6.  Exhibits and Reports on Form 8-K.........................................................18


SIGNATURE................................................................................................20


* No information provided due to inapplicability of item.

PART I. FINANCIAL INFORMATION
ITEM 1  FINANCIAL STATEMENTS

                       LIGAND PHARMACEUTICALS INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                             March 31,           December 31,
                                                                               2000                  1999
                                                                         ------------------    ------------------
                                                                           (Unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                                           $         23,877      $         29,903
     Short-term investments                                                        23,805                17,252
     Accounts receivable, net                                                       2,461                 1,657
     Inventories                                                                    5,908                 5,732
     Other current assets                                                           2,360                 2,135
                                                                         ------------------    ------------------
              Total current assets                                                 58,411                56,679
Restricted investments                                                              1,724                 2,011
Property and equipment, net                                                        13,045                20,542
Acquired technology, net                                                           43,207                38,969
Other assets                                                                       13,171                16,444
                                                                         ------------------    ------------------
                                                                         $        129,558      $        134,645
                                                                         ==================    ==================
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
     Accounts payable                                                    $          4,822      $          5,395
     Accrued liabilities                                                           10,966                 8,173
     Deferred revenue                                                               2,381                 3,028
     Current portion of equipment financing obligations                             4,222                 4,105
                                                                         ------------------    ------------------
              Total current liabilities                                            22,391                20,701
Long-term portion of equipment financing obligations                                6,186                 6,907
Accrued acquisition obligation                                                      2,700                 2,900
Convertible note                                                                    2,500                 2,500
Convertible subordinated debentures                                                42,645                41,977
Zero coupon convertible senior notes                                               65,778                85,250
                                                                         ------------------    ------------------
              Total liabilities                                                   142,200               160,235
                                                                         ------------------    ------------------

Commitments (Note 5)

Stockholders' deficit:
     Convertible preferred stock, $.001 par value; 5,000,000
       shares authorized; none issued                                               -- --                 -- --
     Common stock, $.001 par value; 80,000,000 shares
       authorized; 55,112,707 shares and 53,018,248 shares issued
       at March 31, 2000 and December 31, 1999, respectively                           55                    53
     Paid-in capital                                                              475,780               448,784
       Deferred warrant expense                                                    (3,114)               (3,460)
     Accumulated other comprehensive loss                                             (48)                 (607)
     Accumulated deficit                                                         (485,304)             (470,349)
                                                                         ------------------    ------------------
                                                                                  (12,631)              (25,579)
     Less treasury stock, at cost (1,114 shares)                                      (11)                  (11)
                                                                         ------------------    ------------------
              Total stockholders' deficit                                         (12,642)              (25,590)
                                                                         ------------------    ------------------
                                                                         $        129,558      $        134,645
                                                                         ==================    ==================

 SEE ACCOMPANYING NOTES.
                                       3

                       LIGAND PHARMACEUTICALS INCORPORATED
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                  Three Months Ended
                                                                        March 31,
                                                                   2000            1999
                                                            ---------------    ------------
     Revenues:
       Product sales                                              $ 4,863          $4,366
        Collaborative research and development
              and other revenues                                    6,806           5,618
        Contract manufacturing                                      -- --             297
                                                            ---------------    ------------
              Total revenues                                       11,669          10,281
                                                            ---------------    ------------

     Costs and expenses:
       Cost of products sold                                        2,080           1,267
       Contract manufacturing                                       -- --           1,316
       Research and development                                    12,498          14,469
       Selling, general and administrative                          7,792           5,875
                                                            ---------------    ------------
             Total costs and expenses                              22,370          22,927
                                                            ---------------    ------------
     Loss from operations                                         (10,701)        (12,646)
                                                            ---------------    ------------

     Other income (expense):
          Interest income                                             741             750
          Interest expense                                         (3,461)         (2,663)
          Debt conversion expense                                  (2,025)          -- --
          Other, net                                                  491           -- --
                                                            ---------------    ------------
              Total other income (expense)                         (4,254)         (1,913)
                                                            ---------------    ------------

     Net loss                                                    $(14,955)       $(14,559)
                                                            ===============    ============

     Basic and diluted net loss per share                        $  (0.28)       $  (0.32)
                                                            ===============    ============
     Shares used in computing net loss per share                   53,804          45,794
                                                            ===============    ============

SEE ACCOMPANYING NOTES.

                       LIGAND PHARMACEUTICALS INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                          Three Months Ended
                                                                                               March 31,
                                                                                      2000                   1999
                                                                               -------------------    --------------------
OPERATING ACTIVITIES
Net loss                                                                            $    (14,955)          $    (14,559)
Adjustments to reconcile net loss to net cash used by operating activities:
       Accretion of debt discount and interest                                             2,218                  1,401
       Debt conversion expense                                                             2,025                  -- --
       Depreciation and amortization of property and equipment                             1,097                  1,309
       Amortization of acquired technology                                                   762                    336
       Amortization of deferred warrant expense                                              346                  -- --
       Gain on sale of manufacturing assets                                                 (437)                 -- --
       Gain on sale of investment security                                                  (426)                 -- --
       Other                                                                                   4                     44
       Change in operating assets and liabilities net of effects from sale of manufacturing assets:
              Accounts receivable                                                         (1,026)                (3,497)
              Inventories                                                                   (176)                    (1)
              Other current assets                                                           (22)                  (104)
              Accounts payable and accrued liabilities                                    (2,626)                (5,917)
              Deferred revenue                                                              (647)                (1,005)
                                                                               -------------------    --------------------
  Net cash used in operating activities                                                  (13,863)               (21,993)
                                                                               -------------------    --------------------

INVESTING ACTIVITIES
Purchase of short-term investments                                                        (6,586)                (9,364)
Proceeds from short-term investments                                                          42                 10,811
Increase in other assets                                                                    (382)                (3,549)
Decrease in other assets                                                                     861                  3,102
Purchase of property and equipment                                                          (327)                  (518)
Net proceeds from sale of manufacturing assets                                             9,676                  -- --
Proceeds from sale of investment security                                                  1,119                  -- --
Payment of accrued acquisition obligation                                                   (200)                 -- --
                                                                               -------------------    --------------------
  Net cash  provided by investing activities                                               4,203                    482
                                                                               -------------------    --------------------

FINANCING ACTIVITIES
Principal payments on equipment financing obligations                                     (1,007)                  (775)
Net proceeds from issuance of common stock                                                 3,951                    186
Proceeds from equipment financing arrangements                                               403                  -- --
Net change in restricted investments                                                         287                    310
                                                                               -------------------    --------------------
  Net cash provided by (used in) financing activities                                      3,634                   (279)
                                                                               -------------------    --------------------
Net decrease in cash and cash equivalents                                                 (6,026)               (21,790)
Cash and cash equivalents at beginning of period                                          29,903                 32,801
                                                                               -------------------    --------------------
Cash and cash equivalents at end of period                                          $     23,877           $     11,011
                                                                               ===================    ====================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid                                                                       $      2,198           $      2,242

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Conversion of zero coupon convertible senior note to common stock                   $     21,022           $      -- --
Accrual of ONTAK obligation for acquired technology                                        5,000                  -- --
Issuance of common stock for debt conversion incentive                                     2,025                  -- --
Issuance of common stock to satisfy accrued acquisition obligation                         -- --                 10,000


SEE ACCOMPANYING NOTES.

                       LIGAND PHARMACEUTICALS INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. BASIS OF PRESENTATION

     The consolidated financial statements of Ligand Pharmaceuticals Incorporated ("Ligand" or the "Company") for the three months ended March 31, 2000 and 1999 are unaudited. These financial statements reflect all adjustments, consisting of only normal recurring adjustments which, in the opinion of management, are necessary to fairly present the consolidated financial position as of March 31, 2000 and the consolidated results of operations for the three months ended March 31, 2000 and 1999. The results of operations for the period ended March 31, 2000 are not necessarily indicative of the results to be expected for the year ending December 31, 2000. For more complete financial information, these financial statements, and the notes thereto, should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1999 included in the Ligand Pharmaceuticals Incorporated Form 10-K filed with the Securities and Exchange Commission ("SEC").

PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Ligand Pharmaceuticals International, Inc., Glycomed Incorporated, Ligand Pharmaceuticals (Canada) Incorporated, and Seragen, Inc. ("Seragen"). Seragen includes Marathon Biopharmaceuticals, Inc. ("Marathon"), its wholly owned subsidiary. The assets of Marathon were sold on January 7, 2000 (see note 2). All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to amounts included in the prior period financial statements to conform to the presentation for the period ended March 31, 2000.

USE OF ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and disclosures made in the accompanying notes to the consolidated financial statements. Actual results could differ from those estimates.

NEW ACCOUNTING PRONOUNCEMENT. In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS. SAB No. 101 provides guidance in applying generally accepted accounting principles to revenue recognition in financial statements, including the recognition of nonrefundable up-front fees received in conjunction with a research and development arrangement. SAB No. 101 requires that license and other up-front fees received from research collaborators be recognized over the term of the agreement unless the fee is in exchange for products delivered or services performed that represent the culmination of a separate earnings process. In March 2000, SAB No. 101 was amended to delay the implementation date to the second quarter of 2000 to provide additional time to study the guidance. The evaluation of the impact of SAB No. 101 on the current and prior years has not been completed. However, to the extent SAB No. 101 would be applicable and have a material impact, the Company would implement this new pronouncement beginning with the second quarter of 2000.

NET LOSS PER SHARE. Net loss per share is computed using the weighted average number of common shares outstanding. Basic and diluted net loss per share amounts are equivalent for the periods presented as the inclusion of common stock equivalents in the number of shares used for the diluted computation would be anti-dilutive.

INVENTORIES. Inventories are stated at the lower of cost or market. Cost is determined using the first-in-first-out method. Inventories comprise the following ($,000):

                                      March 31,         December 31,
                                        2000                1999
                                 ----------------    ---------------
   Raw materials                 $           717     $           705
   Work-in-process                         3,668               3,645
   Finished goods                          1,523               1,382
                                 ---------------     ---------------
                                  $        5,908      $        5,732
                                 ===============     ===============

OTHER ASSETS.  Other assets comprise the following ($,000):

                                  March 31,          December 31,
                                     2000                1999
                              ----------------    ---------------
Investment in X-Ceptor        $         4,842     $         5,246
Prepaid royalty buyout                  3,876               3,944
Deferred rent                           3,394               3,381
Intangible assets (Note 2)              -- --               2,651
Other                                   1,059               1,222
                              ---------------      --------------
                               $       13,171      $       16,444
                               ==============      ==============

ACCRUED LIABILITIES.  Accrued liabilities comprise the following ($,000):

                                       March 31,          December 31,
                                          2000                1999
                                   ----------------    --------------
ONTAK obligation (Note 5)           $       5,000       $       -- --
Compensation                                2,774               2,981
Interest                                      991               1,972
Royalties                                     929                 411
Other                                       1,272               2,809
                                   --------------       -------------
                                    $      10,966       $       8,173
                                    =============       =============

COMPREHENSIVE INCOME. Comprehensive income represents the change during the periods presented in unrealized gains and losses on available-for-sale securities less reclassification adjustments for gains or losses included in net income. The accumulated unrealized gains or losses are reported as accumulated other comprehensive income (loss) as a separate component of stockholders' deficit. Comprehensive income for the three month periods ended March 31, 2000 and 1999 is as follows ($,000):

                                               Three Months Ended
                                                    March 31,
                                           2000                 1999
                                    -----------------    ------------------
      Comprehensive income            $       9            $        28
                                    =================    ==================

2. SALE OF CONTRACT MANUFACTURING ASSETS

     In January 2000, Ligand sold the assets associated with the contract manufacturing business of Marathon for approximately $10.2 million. In connection with the sale, Seragen entered into a long-term supply agreement with the acquirer of the assets for the manufacture of ONTAK and the performance of certain process and production development work for Seragen's next-generation ONTAK product. Seragen has minimal purchase commitments under the agreement and the purchase commitments are consistent with Ligand's prior costs to manufacture ONTAK. The assets sold consist primarily of property and equipment of $6.7 million and intangibles of $2.7 million. The Company recognized a gain of $437,000 on this transaction which is included in other income.

3. CONVERSION OF ZERO COUPON CONVERTIBLE SENIOR NOTES

     In March 2000, Elan Corporation, plc ("Elan") converted an additional $20 million in zero coupon convertible senior notes plus accrued interest, convertible at $14 per share, into 1,501,543 shares of the Company's Common Stock. The Company provided Elan a $2 million early conversion incentive through the issuance of an additional 98,580 shares of the Company's Common Stock. The incentive was recorded as debt conversion expense in other income (expense).

4. RESEARCH AND DEVELOPMENT COLLABORATION

     In February 2000, the Company and Organon Company ("Organon") entered into a research and development collaboration to focus on small molecule compounds with potential effects for the treatment and prevention of gynecological diseases mediated through the progesterone receptor. Under the terms of the collaboration, Ligand received an up-front payment and receives funding during the research phase of the arrangement. In addition, if the collaboration is successful, the Company may receive milestone and royalty payments on a product-by-product basis. Organon was granted exclusive worldwide rights to manufacture and sell any products resulting from the collaboration.

5. COMMITMENTS

     Under the terms of the Development, License and Supply Agreement with Elan related to its product Morphelan(TM), Elan could receive up to $4.5 million from Ligand upon submission of the Morphelan new drug application and another $5 million from Ligand upon approval of Morphelan for marketing by the U.S. Food and Drug Administration.

     In connection with the agreement between Seragen and Eli Lilly and Company ("Lilly") under which Lilly assigned to Seragen its sales and marketing rights to ONTAK, Lilly will receive $5 million from Ligand upon cumulative net sales of ONTAK reaching $20 million. Cumulative net sales of ONTAK were approximately $11.9 million through March 31, 2000. The Company has accrued the ONTAK obligation with a related increase to acquired technology.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This quarterly report may contain predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties, including those discussed below at "Risks and Uncertainties" below. This outlook represents our current judgment on the future direction of our business. Such risks and uncertainties could cause actual results to differ materially from any future performance suggested below. We undertake no obligation to release publicly the results of any revisions to these forward-looking statements to reflect events or circumstances arising after the date of this quarterly report.

     Panretin(R) and Targretin(R) are registered trademarks of Ligand Pharmaceuticals Incorporated, and ONTAK(R) is a registered trademark of Seragen, Inc., our wholly owned subsidiary.

OVERVIEW

     We develop and market drugs that address critical unmet medical needs of patients in the areas of cancer, skin diseases, and men's and women's hormone-related diseases, as well as osteoporosis, metabolic disorders and cardiovascular and inflammatory diseases. Our drug discovery and development programs are based on gene transcription technology, primarily related to Intracellular Receptors, also known as IRs, and Signal Transducers and Activators of Transcription, also know as STATs.

     In February 1999, we were granted U.S. Food and Drug Administration ("FDA") marketing approval for our first two products, Panretin gel for the treatment of Kaposi's sarcoma in AIDS patients and ONTAK for the treatment of patients with persistent or recurrent cutaneous T-cell lymphoma or CTCL. In December 1999, the FDA approved Targretin capsules for the treatment of CTCL in patients who are refractory to at least one prior systemic therapy. We also submitted a New Drug Application ("NDA") to the FDA in December 1999 for Targretin gel for the treatment of patients with early stage CTCL.

     We have been unprofitable since our inception. We expect to incur substantial additional operating losses until the commercialization of our products generates sufficient revenues to cover our expenses. We expect that our operating results will fluctuate from quarter to quarter as a result of differences in the timing of expenses incurred and revenues earned from product sales, collaborative research and development, and other arrangements. Some of these fluctuations may be significant.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 ("2000"), AS COMPARED WITH THREE MONTHS ENDED MARCH 31, 1999 ("1999")

     Total revenues for 2000 were $11.7 million, an increase of $1.4 million as compared to 1999 revenues of $10.3 million. Net loss for 2000 was $14.9 million or $(0.28) per share, an increase of $300,000 as compared to the 1999 net loss of $14.6 million or $(0.32) per share. The principal factors causing these changes are discussed below.

     Product sales for 2000 were $4.9 million, as compared to $4.4 million in 1999. The change is due to $3.7 million in 2000 revenues from sales of ONTAK, approved by the FDA in February 1999, up from $500,000 in 1999, $798,000 in 2000 revenues from sales of Targretin capsules, approved by the FDA in December 1999, offset by a decrease of $3.5 million on sales of Panretin gel. Demand for Panretin gel during 2000 was largely satisfied by wholesaler purchases made in 1999.

     Collaborative research and development and other revenues for 2000 were $6.8 million, an increase of $1.2 million over 1999. The increase was primarily due to a $2 million nonrefundable up-front fee received in connection with a research and development collaboration entered into in February 2000. This up-front fee could be subject to the new accounting pronouncement discussed on pages six and eleven herein. In addition, we earned $1.4 million of revenue in 2000 under a research and development collaboration entered into in September 1999, offset by $1.5 million of revenue earned in 1999 related to marketing and distribution agreements. The quarter-to-quarter comparison of collaborative research and development and other revenues is as follows ($,000):

                                                Three Months Ended March 31,
                                                   2000                1999
                                             -----------------    --------------
Collaborative research and development            $    6,806           $  3,943
Milestone revenues                                     -- --                175
Marketing and distribution agreements                  -- --
                                                                          1,500
                                             ----------------     --------------
                                                  $    6,806           $  5,618
                                             =================    ==============

     Contract manufacturing revenues for 1999 were $297,000. These revenues were generated under contract manufacturing agreements performed at Marathon Biopharmaceuticals, Inc. ("Marathon"), a subsidiary of Seragen. The assets of Marathon were sold on January 7, 2000. For additional details, please see note 2 of the notes to consolidated financial statements.

     Cost of products sold increased from $1.3 million in 1999 to $2.1 million in 2000. The increase is due to the increased sales of ONTAK in 2000, which resulted in greater manufacturing costs, technology amortization, and royalty expenses as compared to Panretin gel, which accounted for the majority of sales in 1999.

     In 1999, contract manufacturing costs of $1.3 million were incurred at the Marathon facility. No such costs were incurred in 2000 as a result of the sale of the Marathon assets.

     Research and development expenses were $12.5 million in 2000, compared to $14.5 million in 1999. The decrease is due to a general reduction of research and development activities with an increased focus on commercialization of our new products. Specifically, research and development costs were incurred in 1999 related to Targretin capsules, submitted as a NDA in June 1999 and approved by the FDA in December 1999, and Targretin gel, submitted as a NDA in December 1999.

     Selling, general and administrative expenses were $7.8 million in 2000, up from $5.9 million in 1999. The increase was due primarily to increased selling and marketing costs associated with the expansion of our sales force from 20 to 40 representatives in late 1999, marketing activities related to the launch of Targretin capsules in January 2000, and continued promotion of ONTAK and Panretin gel.

     Interest expense in 2000 was $3.5 million, an increase of $798,000 over 1999. The increase is due to the accretion related to the zero coupon convertible senior notes issued to entities affiliated with Elan Corporation, plc ("Elan") in the fourth quarter of 1998 ($40 million) and the third quarter of 1999 ($60 million) offset by conversions of a portion of the notes by Elan in the fourth quarter of 1999 ($20 million) and the first quarter of 2000 ($20 million).

     The debt conversion expense of $2 million relates to the incentive provided to Elan for their conversion of the $20 million of notes in March 2000. For additional details regarding the note conversion, please see note 3 of the notes to consolidated financial statements.

     Other income in 2000 includes a gain of $437,000 on the sale of the Marathon assets, a gain of $426,000 on the sale of an investment security, offset by our equity in the losses of X-Ceptor Therapeutics, Inc. of $372,000.

     We have federal, state, and foreign income tax net operating loss carryforwards and federal and state research tax credit carryforwards which are available subject to Internal Revenue Code 382 and 383 carryforward limitations.

LIQUIDITY AND CAPITAL RESOURCES

     We have financed our operations through private and public offerings of our equity securities, collaborative research and development and other revenues, issuance of convertible notes, capital and operating lease transactions, equipment financing arrangements, investment income and product sales.

     As of March 31, 2000, we had acquired a total of $36.5 million in property, laboratory and office equipment, and tenant leasehold improvements. Substantially all of the balance has been funded through capital lease and equipment financing arrangements. Our equipment financing arrangements extend through September 30, 2000 with $1.9 million of financing currently available under those arrangements. We lease our office and research facilities under operating lease arrangements with varying terms through August 2015.

     Working capital was $36 million as of March 31, 2000, unchanged from the end of 1999. Cash and cash equivalents, short-term investments and restricted investments totaled $49.4 million at March 31, 2000 as compared to $49.2 million at December 31, 1999. We primarily invest our cash in United States government and investment grade corporate debt securities.

     In January 2000, we sold the contract manufacturing assets of Marathon for $10.2 million, resulting in net cash proceeds as of March 31, 2000 of $9.7 million. Significant cash in flows also included $3.9 million of cash received from the issuance of common stock upon the exercise of outstanding stock options and warrants and $1.1 million from the sale of an investment security. Significant cash out flows included $13.9 million of net cash used to finance operating activities and $1 million of payments under equipment financing obligations.

     In March 2000, Elan converted a total of $20 million of zero coupon convertible senior notes plus accrued interest into common stock. We may issue an additional $10 million in such notes to Elan under the terms of our agreements with Elan.

     We may be required to make milestone payments of up to $9.5 million to Elan under the Morphelan license agreement and $5 million to Lilly upon cumulative sales of ONTAK reaching $20 million. These payments may be made in cash or our common stock. For additional details, please see note 5 of the notes to consolidated financial statements. In addition, as of April 30, 2000, warrants to purchase approximately 1.1 million shares of our common stock, with an exercise price of $7.12 per share, were outstanding and expire on June 3, 2000.

     We believe our available cash, cash equivalents, marketable securities and existing sources of funding will be adequate to satisfy our anticipated operating and capital requirements through 2000. Our future operating and capital requirements will depend on many factors, including: the effectiveness of our commercialization activities; the pace of scientific progress in our research and development programs; the magnitude of these programs; the scope and results of preclinical testing and clinical trials; the time and costs involved in obtaining regulatory approvals; the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims; competing technological and market developments; the ability to establish additional collaborations or changes in existing collaborations; and the cost of manufacturing.

NEW ACCOUNTING PRONOUNCEMENT

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS. SAB No. 101 provides guidance in applying generally accepted accounting principles to revenue recognition in financial statements, including the recognition of nonrefundable up-front fees received in conjunction with a research and development arrangement. SAB No. 101 requires that license and other up-front fees received from research collaborators be recognized over the term of the agreement unless the fee is in exchange for products delivered or services performed that represent the culmination of a separate earnings process. In March 2000, SAB No. 101 was amended to delay the implementation date to the second quarter of 2000 to provide additional time to study the guidance. The evaluation of the impact of SAB No. 101 on the current and prior years has not been completed. However, to the extent SAB No. 101 would be applicable and have a material impact, we would implement this new pronouncement beginning with the second quarter of 2000.

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

     We were founded in 1987. We have incurred significant losses since our inception. At March 31, 2000, our accumulated deficit was $485.3 million. To date, we have received the majority of our revenues from our collaborative arrangements and only recently have begun receiving revenues from the sale of pharmaceutical products. To become profitable, we must successfully develop, clinically test, market and sell our products. Even if we achieve profitability, we cannot predict the level of that profitability or whether we will be able to sustain profitability. We expect that our operating results will fluctuate from period to period as a result of differences in when we incur expenses and receive revenues from product sales, collaborative arrangements and other sources. Some of these fluctuations may be significant.

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

o    the products once approved, may not achieve commercial acceptance, or

o the proprietary rights of other parties may prevent us from marketing the products.

WE NEED TO BUILD MARKETING AND SALES FORCES IN THE UNITED STATES AND EUROPE WHICH WILL BE AN EXPENSIVE AND TIME-CONSUMING PROCESS.

     Developing the sales force to market and sell products is a difficult, expensive and time-consuming process. We recently developed a sales force for the U.S. market and currently rely on another company to distribute our products. The distributor is responsible for providing many marketing support services, including customer service, order entry, shipping and billing, and customer reimbursement assistance. In Europe, we will rely initially on other companies to distribute and market our products. In 1999, we entered into agreements for the marketing and distribution of our products in Spain, Portugal, Greece, Italy, and Central and South America and we established a subsidiary, Ligand Pharmaceuticals International, Inc., with a branch in London, England, to manage our European marketing and operations. We may not be able to continue to establish and maintain the sales and marketing capabilities necessary to successfully commercialize our products. To the extent we enter into co-promotion or other licensing arrangements, any revenues we receive will depend on the marketing efforts of others, which may or may not be successful.

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

WE MAY NOT BE ABLE TO PAY AMOUNTS DUE ON OUR OUTSTANDING INDEBTEDNESS.

     We and our subsidiaries may not have sufficient funds to make required payments due under existing debt. If we or our subsidiaries do not have adequate funds, we will be forced to refinance the existing debt and may not be successful in doing so. Our subsidiary, Glycomed, is obligated to make payments under convertible subordinated debentures in the total principal amount of $50 million. The debentures pay interest semi-annually at a rate of 7 1/2% per annum, are due in 2003 and convertible into our common stock at $26.52 per share. In addition, at March 31, 2000, we had outstanding a $2.5 million convertible note to SmithKline Beecham Corporation due in 2002 with interest at prime and convertible at $13.56 per share. We also had outstanding $65.8 million in zero coupon convertible senior notes to Elan, due 2008 with an 8% per annum yield to maturity and convertible at $14 per share. Glycomed's failure to make payments when due under its debentures would cause us to default under the outstanding notes to Elan or other notes we may issue to Elan.

WE MAY REQUIRE ADDITIONAL STOCK OR DEBT FINANCINGS TO FUND OUR OPERATIONS WHICH MAY NOT BE AVAILABLE ON ACCEPTABLE TERMS.

     We have incurred losses since our inception and do not expect to generate positive cash flow to fund our operations for one or more years. As a result, we may need to complete additional equity or debt financings to fund our operations. Our inability to obtain additional financing could adversely affect our business. Financings may not be available on acceptable terms. In addition, these financings, if completed, still may not meet our capital needs and could result in substantial dilution to our stockholders. For instance, the zero coupon convertible senior notes outstanding to Elan are convertible into common stock at the option of Elan, subject to some limitations. In addition, we may issue additional notes to Elan with up to a total issue price of $10 million, which also would be convertible into common stock. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate one or more of our drug development programs. Alternatively, we may be forced to attempt to continue development by entering into arrangements with collaborative partners or others that require us to relinquish some or all of our rights to technologies or drug candidates that we would not otherwise relinquish.

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

PART I. FINANCIAL INFORMATION
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     At March 31, 2000 our investment portfolio includes fixed-income securities of $21.7 million. These securities are subject to interest rate risk and will decline in value if interest rates increase. However, due to the short duration of our investment portfolio, an immediate 10% change in interest rates would have no material impact on our financial condition, results of operations or cash flows.

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

PART II. OTHER INFORMATION
ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     On March 1, 2000, we issued to Elan International Services, Ltd. ("EIS"), a subsidiary of Elan Corporation, plc 1,600,123 shares of our common stock related to the conversion of $20 million in zero coupon convertible senior notes plus accrued interest. The shares of common stock were issued to a single entity, EIS, under a claim of exemption under Regulation S promulgated by the Securities and Exchange Commission or, alternatively, under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6 (A) EXHIBITS

Exhibit 2.1 (1)       Agreement and Plan of Reorganization dated May 11, 1998, by and among the Company, Knight
                      Acquisition Corp. and Seragen, Inc. (Exhibit 2.1).

Exhibit 2.2 (1)       Option and Asset Purchase Agreement, dated May 11, 1998, by and among the Company, Marathon
                      Biopharmaceuticals, LLC, 520 Commonwealth Avenue Real Estate Corp. and 660 Corporation (Exhibit 10.3).

Exhibit 2.3 *         Asset Purchase Agreement among CoPharma, Inc., Marathon Biopharmaceuticals, Inc., Seragen, Inc. and
                      Ligand Pharmaceuticals Incorporated dated January 7, 2000.  (The schedules referenced in this agreement have not been included because they are either disclosed in such agreement or do not contain information which is material to an investment decision.  The Company agrees to furnish a copy of such schedules to the Commission upon request.)

Exhibit 3.1 (1)       Amended and Restated Certificate of Incorporation of the Company (Exhibit 3.2).

Exhibit 3.2 (1)       Bylaws of the Company, as amended (Exhibit 3.3).

Exhibit 3.3 (2)       Amended Certificate of Designation of Rights, Preferences and Privileges of Series A Participating
                      Preferred Stock of Ligand Pharmaceuticals Incorporated.

Exhibit 4.1 (3)       Preferred Shares Rights Agreement, dated as of September 13, 1996, by and between Ligand
                      Pharmaceuticals Incorporated and Wells Fargo Bank, N.A. (Exhibit 10.1)

Exhibit 4.2 (4)       Amendment to Preferred Shares Rights Agreement, dated as of November 9, 1998, between the Company and ChaseMellon Shareholder Services, L.L.C., as Rights Agent (Exhibit 99.1).

Exhibit 4.3 (5)       Second Amendment to the Preferred shares Rights Agreement, dated as of December 23, 1998, between the Company and ChaseMellon Shareholder Services, L.L.C., as Rights Agent (Exhibit 1).

Exhibit 10.219 *      Supply and Development Agreement among Ligand Pharmaceuticals Incorporated, Seragen, Inc. and
                      CoPharma, Inc. dated January 7, 2000.

Exhibit 10.220 *      Research, Development and License Agreement by and between Organon Company and Ligand Pharmaceuticals
                      Incorporated dated February 11, 2000.

Exhibit 10.221        Seventeenth Addendum to Amended Registration Rights Agreement dated June 24, 1994 between Ligand
                      Pharmaceuticals Incorporated and Elan International Services, Ltd., effective March 1, 2000.

Exhibit 10.222        Incentive Agreement dated March 1, 2000 among Ligand Pharmaceuticals Incorporated, Elan
                      International Services, Ltd. and Monksland Holdings, BV.  (The schedules referenced in this agreement have not been included because they are either disclosed in such agreement or do not contain information which is material to an investment decision.  The Company agrees to furnish a copy of such schedules to the Commission upon request.)

Exhibit 10.223        Zero Coupon Convertible Senior Note Due 2008 dated July 14, 1999 and amended March 1, 2000 between
                      Ligand Pharmaceuticals Incorporated and Monksland Holdings, BV, No. R-3A.

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

(3) This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company's Registration Statement on Form S-3 (No. 333-12603) filed on September 25, 1996, as amended.

(4) This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with, the Registration Statement on Form 8-A/A Amendment No. 1 (No. 0-20720) filed on November 10, 1998.

(5) This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with, the Registration Statement on Form 8-A/A Amendment No. 2 (No. 0-20720) filed on December 24, 1998.

* Certain confidential portions of this Exhibit were omitted by means of marking such portions with an asterisk (the "Mark"). This Exhibit has been filed separately with the Secretary of the Commission without the Mark pursuant to the Company's Application Requesting Confidential Treatment under Rule 246-2 of the Securities Exchange Act of 1934.

ITEM 6 (B) REPORTS ON FORMS 8-K

     No reports on Form 8-K were filed during the quarter ended March 31, 2000.

                       LIGAND PHARMACEUTICALS INCORPORATED

                                 March 31, 2000




                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                               Ligand Pharmaceuticals Incorporated


Date:  MAY 15, 2000         By /S/PAUL V. MAIER
       ------------           ---------------------------------
                              Paul V. Maier
                              Senior Vice President and Chief Financial Officer