Form 10-Q
period 2000-06-30
LIGAND PHARMACEUTICALS INC
filed 2000-08-14
CIK 886163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

                                  Mark One

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000 or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ___ to ___. Commission file number 0-20720

LIGAND PHARMACEUTICALS INCORPORATED
(Exact Name of Registrant as Specified in its Charter)

Delaware
(State or Other Jurisdiciton of Incorporation or Organization)

77-0160744
(I. R. S. Employer Identification No.)

10275 Science Center Drive San Diego, CA
(Address of Principal Executive Offices)

92121-1117
(Zip Code)

Registrant's Telephone Number, Including Area Code: (858) 550-7500

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X]     No [  ]

        As of July 31, 2000, the registrant had 56,600,745 shares of common stock outstanding.

LIGAND PHARMACEUTICALS INCORPORATED
QUARTERLY REPORT

FORM 10-Q

TABLE OF CONTENTS

COVER PAGE.................................................................1

TABLE OF CONTENTS..........................................................2

PART I.  FINANCIAL INFORMATION
-------  ---------------------

ITEM 1.  Financial Statements

Consolidated Balance Sheets as of June 30, 2000 (unaudited)
and December 31, 1999......................................................3

Consolidated Statements of Operations for the three and six
months ended June 30, 2000 (unaudited) and 1999(unaudited).................4

Consolidated Statements of Cash Flows for the six months ended
June 30, 2000 (unaudited) and 1999 (unaudited).............................5

Notes to Consolidated Financial Statements(unaudited)......................6

ITEM 2.

Management's Discussion and Analysis of Financial Condition
and Results of Operations..................................................9

ITEM 3.

Quantitative and Qualitative Disclosures about Market Risk................18

PART II.  OTHER INFORMATION
-------  ---------------------

ITEM 1.  Legal Proceedings.................................................*

ITEM 2. Changes in Securities and Use of Proceeds.........................19

ITEM 3.  Defaults upon Senior Securities...................................*

ITEM 4.  Submission of Matters to a Vote of Security Holders..............19

ITEM 5.  Other Information.................................................*

ITEM 6. Exhibits and Reports on Form 8-K..................................20

SIGNATURE.................................................................21

*No information provided due to inapplicability of item.

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

LIGAND PHARMACEUTICALS INCORPORATED
Consolidated Balance Sheets
(in thousands, except share data)

                                                     June 30,      December 31,
                                                       2000            1999
                                                   ------------    ------------
                                                   (Unaudited)
Assets
Current assets:
     Cash and cash equivalents                     $   23,157      $   29,903
     Short-term investments                            23,335          17,252
     Accounts receivable, net                           1,938           1,657
     Inventories                                        5,456           5,732
     Other current assets                               1,623           2,135
                                                   ------------    ------------
              Total current assets                     55,509          56,679
Restricted investments                                  1,724           2,011
Property and equipment, net                            12,626          20,542
Acquired technology, net                               42,446          38,969
Other assets                                           16,687          16,444
                                                   ------------    ------------
                                                   $  128,992      $  134,645
                                                   ============    ============
Liabilities and stockholders' deficit
Current liabilities:
     Accounts payable                              $    5,065      $    5,395
     Accrued liabilities                               11,974           8,173
     Deferred revenue                                   3,092           3,028
     Current portion of equipment
       financing obligations                            4,249           4,105
                                                   ------------    ------------
              Total current liabilities                24,380          20,701
Long-term portion of equipment
  financing obligations                                 5,825           6,907
Accrued acquisition obligation                          2,700           2,900
Convertible note                                        2,500           2,500
Convertible subordinated debentures                    43,314          41,977
Zero coupon convertible senior notes                   67,082          85,250
                                                   ------------    ------------
              Total liabilities                       145,801         160,235
                                                   ------------    ------------

Commitments (Note 5)

Stockholders' deficit:
     Convertible preferred stock,
       $.001 par value; 5,000,000
       shares authorized; none issued                   -- --           -- --
     Common stock, $.001 par value;
       130,000,000 shares authorized;
       56,590,097 shares and 53,018,248
       shares issued at June 30, 2000
       and December 31, 1999, respectively                 56              53
     Paid-in capital                                  487,680         448,784
     Deferred warrant expense                          (2,768)         (3,460)
     Accumulated other comprehensive loss                  (3)           (607)
     Accumulated deficit                             (501,763)       (470,349)
                                                   ------------    ------------
                                                      (16,798)        (25,579)
     Less treasury stock, at cost (1,114 shares)          (11)            (11)
                                                   ------------    ------------
              Total stockholders' deficit             (16,809)        (25,590)
                                                   ------------    ------------
                                                   $  128,992      $  134,645
                                                   ============    ============

See accompaning notes.

LIGAND PHARMACEUTICALS INCORPORATED
Consilidated Statements of Operations
(Unaudited)
(in thousands, except share data)

                                       Three Months Ended     Six Months Ended
                                            June 30,               June 30,
                                         2000       1999       2000       1999
                                       --------   --------   --------   --------
Revenues:
   Product sales                       $ 4,893    $ 1,931    $ 9,757    $ 6,297
   Collaborative research and
     development and other revenues      5,878      5,559     12,684     11,178
   Contract manufacturing                -- --        931      -- --      1,227
                                       --------   --------   --------   --------
     Total revenues                     10,771      8,421     22,441     18,702
                                       --------   --------   --------   --------

Operating costs and expenses:
   Cost of products sold                 2,010        703      4,091      1,970
   Contract manufacturing                -- --      1,729      -- --      3,044
   Research and development             12,766     14,612     25,264     29,082
   Selling, general and
     administrative                      9,572      8,167     17,364     14,042
                                       --------   --------   --------   --------
     Total operating costs
       and expenses                     24,348     25,211     46,719     48,138
                                       --------   --------   --------   --------

Loss from operations                   (13,577)   (16,790)   (24,278)   (29,436)
                                       --------   --------   --------   --------
Other income (expense):
   Interest income                         686        525      1,427      1,275
   Interest expense                     (3,204)    (2,728)    (6,664)    (5,391)
   Debt conversion expense               -- --      -- --     (2,025)     -- --
   Other, net                             (364)     -- --        126      -- --
                                       --------   --------   --------   --------
     Total other income (expense)       (2,882)    (2,203)    (7,136)    (4,116)
                                       --------   --------   --------   --------

                                       --------   --------   --------   --------
     Net loss                         $(16,459)  $(18,993)  $(31,414)  $(33,552)
                                      =========  =========  =========  =========

     Basic and diluted net
       loss per share                  $(0.30)   $(0.40)     $(0.57)     $(0.73)
                                      =========  =========  =========  =========
     Shares used in computing
       net loss per share               55,600    47,033      54,701      46,129
                                      =========  =========  =========  =========

See accompaning notes.

LIGAND PHARMACEUTICALS INCORPORATED
Consilidated Statements of Cash Flows
(Unaudited)
(in thousands)

                                                         Six Months Ended
                                                             June 30,
                                                       2000            1999
                                                    ----------      ----------
OPERATING ACTIVITIES
Net loss                                            $ (31,414)      $ (33,552)
Adjustments to reconcile net loss to net cash
  used by operating activities:
    Accretion of debt discount and interest             4,191           2,871
    Depreciation and amortization of property
      and equipment                                     2,044           2,849
    Debt conversion expense                             2,025           -- --
    Amortization of acquired technology                 1,523             672
    Amortization of deferred warrant expense              692           -- --
    Gain on sale of manufacturing assets                 (437)          -- --
    Gain on sale of investment security                  (426)          -- --
    Other                                                   4              88
    Change in operating assets and
      liabilities net of effects from
      sale of manufacturing assets:
        Accounts receivable                              (503)         (2,068)
        Inventories                                       276            (292)
        Other current assets                              715            (139)
        Accounts payable and accrued liabilities       (1,375)         (5,454)
        Deferred revenue                                   64            (956)
                                                    ----------      ----------
Net cash used in operating activities                 (22,621)        (35,981)
                                                    ----------      ----------

INVESTING ACTIVITIES
Purchase of short-term investments                    (10,330)        (15,521)
Proceeds from short-term investments                    4,301          27,337
Increase in other assets                                 (882)         (4,114)
Decrease in other assets                                1,845             647
Purchase of property and equipment                       (855)         (1,513)
Net proceeds from sale of manufacturing assets          9,676           -- --
Proceeds from sale of investment security               1,119           -- --
Payment of accrued acquisition obligation                (200)          -- --
                                                    ----------      ----------
  Net cash  provided by investing activities            4,674           6,836
                                                    ----------      ----------

FINANCING ACTIVITIES
Net proceeds from issuance of common stock             11,852           4,736
Proceeds from equipment financing arrangements          1,078           1,319
Principal payments on equipment financing
  obligations                                          (2,016)         (1,593)
Net change in restricted investments                      287             268
                                                    ----------      ----------
  Net cash provided by financing activities            11,201           4,730
                                                    ----------      ----------
Net decrease in cash and cash equivalents              (6,746)        (24,415)
Cash and cash equivalents at beginning of period       29,903          32,801
                                                    ----------      ----------
Cash and cash equivalents at end of period           $ 23,157        $  8,386
                                                    ==========      ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid                                        $  2,424        $  2,509
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
  FINANCING ACTIVITIES
Conversion of zero coupon convertible
  senior note to common stock                        $ 21,022        $  -- --
Accrual of ONTAK obligation for acquired
  technology                                            5,000           -- --
Issuance of common stock for technology
  milestone payment                                     4,000           -- --
Issuance of common stock for debt conversion
  incentive                                             2,025           -- --
Issuance of common stock to satisfy accrued
  acquisition obligation                                -- --          10,000
Issuance of warrants to X-Ceptor investors              -- --           2,214

See accompaning notes.

LIGAND PHARMACEUTICALS INCORPORATED
Notes to Consolidated Financial Statements
(Unaudited)

1. Basis of Presentation

        The consolidated financial statements of Ligand Pharmaceuticals Incorporated (“Ligand” or the “Company”) for the three and six months ended June 30, 2000 and 1999 are unaudited. These financial statements reflect all adjustments, consisting of only normal recurring adjustments which, in the opinion of management, are necessary to fairly present the consolidated financial position as of June 30, 2000 and the consolidated results of operations for the three and six months ended June 30, 2000 and 1999. The results of operations for the period ended June 30, 2000 are not necessarily indicative of the results to be expected for the year ending December 31, 2000. For more complete financial information, these financial statements, and the notes thereto, should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1999 included in the Ligand Form 10-K and the unaudited consolidated financial statements for the quarter ended March 31, 2000 included in the Ligand Form 10-Q filed with the Securities and Exchange Commission (“SEC”).

Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Ligand Pharmaceuticals International, Inc., Glycomed Incorporated, Ligand Pharmaceuticals (Canada) Incorporated, and Seragen, Inc. (“Seragen”). Seragen includes Ligand Biopharmaceuticals, Inc., formerly known as Marathon Biopharmaceuticals, Inc. (“Marathon”), its wholly owned subsidiary. The assets of Marathon were sold on January 7, 2000 (see note 2) and shortly thereafter, Marathon’s name was changed. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to amounts included in the prior period financial statements to conform to the presentation for the period ended June 30, 2000.

Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and disclosures made in the accompanying notes to the consolidated financial statements. Actual results could differ from those estimates.

New Accounting Pronouncements. In December 1999, the SEC issued Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements. SAB No. 101 provides guidance in applying generally accepted accounting principles to revenue recognition in financial statements, including the recognition of nonrefundable up-front fees received in conjunction with a research and development arrangement. SAB No. 101 requires that license and other up-front fees received from research collaborators be recognized over the term of the agreement unless the fee is in exchange for products delivered or services performed that represent the culmination of a separate earnings process. In June 2000, SAB No. 101 was amended to delay the implementation date to the fourth quarter of 2000 to provide additional time to study the guidance. To the extent SAB No. 101 would be applicable and have a material impact, the Company would implement this new pronouncement beginning with the fourth quarter of 2000.

In March 2000, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 44 (“FIN 44”), Accounting for Certain Transactions Involving Stock Compensation. FIN 44 clarifies certain issues in the application of Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees. Among other issues, FIN 44 clarifies (a) the definition of employee for purposes of applying APB 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. FIN 44 is not expected to materially impact the Company in 2000.

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

Inventories. Inventories are stated at the lower of cost or market. Cost is determined using the first-in-first-out method. Inventories comprise the following ($,000):

                                      June 30,     December 31,
                                        2000          1999
                                    ------------   -----------
     Raw materials                  $       582    $       705
     Work-in-process                      3,590          3,645
     Finished goods                       1,284          1,382
                                    -----------    -----------
                                    $     5,456     $    5,732
                                    ===========    ===========

Other Assets. Other assets comprise the following ($,000):

                                      June 30,      December 31,
                                        2000           1999
                                   ------------    -----------
Investment in X-Ceptor             $     4,439     $     5,246
Technology license (Note 5)              4,000           -- --
Prepaid royalty buyout, net              3,808           3,944
Deferred rent                            3,377           3,381
Intangible assets (Note 2)               -- --           2,651
Other                                    1,063           1,222
                                   -----------      ----------
                                    $   16,687      $   16,444
                                   ===========      ==========

Accrued Liabilities. Accrued liabilities comprise the following ($,000):

                                      June 30,      December 31,
                                        2000           1999
                                   ------------    -----------
ONTAK obligation (Note 5)           $   5,000       $   -- --
Compensation                            2,373           2,981
Interest                                1,981           1,972
Royalties                               1,285             411
Other                                   1,335           2,809
                                   ------------    -----------
                                    $  11,974       $   8,173
                                   ============    ===========

Comprehensive Income (Loss). Comprehensive income (loss) represents net income (loss) adjusted for the change during the periods presented in unrealized gains and losses on available-for-sale securities less reclassification adjustments for realized gains or losses included in net income (loss). The accumulated unrealized gains or losses are reported as accumulated other comprehensive income (loss) as a separate component of stockholders’ deficit. Comprehensive loss for the three and six month periods ended June 30, 2000 and 1999 is as follows ($,000):

                           Three Months Ended           Six Months Ended
                                June 30,                    June 30,
                         2000          1999           2000            1999
                    ------------   ------------   ------------   ------------
Comprehensive loss    $(16,414)      $(19,059)      $(31,360)      $(33,645)
                    ============   ============   ============   ============

2. Sale of Contract Manufacturing Assets

        In January 2000, Ligand sold the assets associated with the contract manufacturing business of Marathon for approximately $10.2 million. In connection with the sale, Seragen entered into a long-term supply agreement with the acquirer of the assets for the manufacture of ONTAK and the performance of certain process and production development work for Seragen’s next-generation ONTAK product. Under the terms of the agreement, Seragen has minimum ONTAK purchase commitments for 2000 of approximately $2 million. The assets sold consisted primarily of property and equipment of $6.7 million and intangibles of $2.7 million. The Company recognized a gain of $437,000 on this transaction which is included in other income.

3. Zero Coupon Convertible Senior Notes

        In March 2000, an entity affiliated with Elan Corporation, plc (“Elan”) converted $20 million in zero coupon convertible senior notes plus accrued interest, convertible at $14 per share, into 1,501,543 shares of the Company’s common stock. The Company provided Elan a $2 million early conversion incentive through the issuance of an additional 98,580 shares of the Company’s common stock. The incentive was recorded as debt conversion expense in other income (expense).

4. Research and Development Collaborations

        In February 2000, the Company and Organon Company (“Organon”) entered into a research and development collaboration to focus on small molecule compounds with potential effects for the treatment and prevention of gynecological diseases mediated through the progesterone receptor. In May 2000, the Company and Bristol-Myers Squibb Company (“BMS”) entered into a research and development collaboration to focus on the discovery, design, and development of orally active compounds that selectively modulate the mineralocorticoid receptor. This receptor plays a critical role in many illnesses, particularly cardiovascular diseases such as congestive heart failure and hypertension.

        Under the terms of the collaborations, Ligand received a total of $4.3 million in nonrefundable up-front payments and receives funding during the research phase of each arrangement. In addition, if the collaborations are successful, the Company may receive milestone and royalty payments on a product-by-product basis. Organon and BMS were granted exclusive worldwide rights to manufacture and sell any products resulting from their respective collaborations.

5. Commitments

        In June 2000, under the terms of the Development, License and Supply Agreement with Elan related to its product Morphelan™, the Company made a $4 million technology milestone payment to Elan through the issuance of 367,183 shares of common stock. The payment was due upon Elan’s submission of the Morphelan new drug application. In addition, Elan could receive another $5 million from Ligand upon approval of Morphelan for marketing by the U.S. Food and Drug Administration. The payment may be made in cash or the Company’s common stock.

        In connection with the agreement between Seragen and Eli Lilly and Company (“Lilly”) under which Lilly assigned to Seragen its sales and marketing rights to ONTAK, Lilly will receive $5 million from Ligand upon cumulative net sales of ONTAK reaching $20 million. Cumulative net sales of ONTAK were approximately $15 million through June 30, 2000. The payment may be made in cash or the Company’s common stock.

6. Stockholder’s Equity

        During the first six months of 2000, the Company received proceeds of approximately $9 million from the exercise of 1.3 million warrants to purchase shares of its common stock, including $7.7 million from the exercise of 1.1 million warrants in June. The warrants had an exercise price of $7.12 per share and expired on June 3, 2000. The warrants were originally issued through a Ligand/Allergan Ligand Retinoid Therapeutics, Inc. public offering in 1995.

        At its annual meeting of stockholders held on May 25, 2000, the Company’s stockholders approved an increase in the authorized number of shares of common stock from 80,000,000 to 130,000,000.

PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                  RESULTS OF OPERATIONS

        This quarterly report may contain predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties, including those discussed at “Risks and Uncertainties” below. This outlook represents our current judgment on the future direction of our business. Such risks and uncertainties could cause actual results to differ materially from any future performance suggested below. We undertake no obligation to release publicly the results of any revisions to these forward-looking statements to reflect events or circumstances arising after the date of this quarterly report.

        Panretin® and Targretin® are registered trademarks of Ligand Pharmaceuticals Incorporated, and ONTAK® is a registered trademark of Seragen, Inc., our wholly owned subsidiary.

Overview

        We develop and market drugs that address critical unmet medical needs of patients in the areas of cancer, men’s and women’s health and skin diseases, as well as osteoporosis, metabolic, cardiovascular and inflammatory diseases. Our drug discovery and development programs are based on gene transcription technology, primarily related to Intracellular Receptors, also known as IRs, and Signal Transducers and Activators of Transcription, also known as STATs.

        In 1999, we were granted marketing approval in the United States for Panretin gel, for the treatment of Kaposi’s sarcoma in AIDS patients, ONTAK, for the treatment of patients with persistent or recurrent cutaneous T-cell lymphoma or CTCL, and Targretin capsules, for the treatment of CTCL in patients who are refractory to at least one prior systemic therapy. In June 2000, Targretin gel was granted marketing approval in the United States for the treatment of patients with early stage CTCL. We expect to launch Targretin gel in August 2000. In addition, in May 2000, our strategic partner Elan submitted a new drug application for its product Morphelan for pain management in cancer and HIV patients. We have the exclusive marketing rights to Morphelan in the United States and Canada. In Europe, we received an opinion in July 2000 recommending the grant of a marketing authorization for Panretin gel and we have a marketing authorization application under review for Targretin capsules. Final approval of Panretin gel in Europe is expected in the fourth quarter.

        We are also currently involved in the research phase of research and development collaborations with Eli Lilly and Company, SmithKline Beecham Corporation, Organon Company and Bristol-Myers Squibb Company. In addition, other collaborations in the development phase are being pursed by American Home Products, Abbott Laboratories, Glaxo-Wellcome plc, and Allergan, Inc. We receive nonrefundable up-front payments and funding during the research phase of the arrangements and milestone and royalty payments as products are developed and marketed by our corporate partners.

        We have been unprofitable since our inception. We expect to incur substantial additional operating losses until the commercialization of our products generates sufficient revenues to cover our expenses. We expect that our operating results will fluctuate from quarter to quarter as a result of differences in the timing of expenses incurred and revenues earned from product sales and collaborative research and development arrangements. Some of these fluctuations may be significant.

Results of Operations

Three Months Ended June 30, 2000 (“2000”), as compared with Three Months Ended June 30, 1999 (“1999”)

        Total revenues for 2000 were $10.8 million, an increase of $2.4 million as compared to 1999 revenues of $8.4 million. Net loss for 2000 was $16.5 million or $(0.30) per share, a decrease of $2.5 million as compared to the 1999 net loss of $19 million or $(0.40) per share. The principal factors causing these changes are discussed below.

        Product sales for 2000 were $4.9 million, as compared to $1.9 million in 1999. The change is primarily due to $3.1 million in 2000 revenues from sales of ONTAK, approved in the United States in February 1999, up from $1.7 million in 1999, and $1.2 million in 2000 revenues from sales of Targretin capsules, approved in the United States in December 1999.

        Collaborative research and development and other revenues for 2000 were $5.9 million, an increase of $319,000 over 1999. In 2000, we received a $2.3 million nonrefundable up-front fee in connection with a research and development collaboration entered into in May 2000. This up-front fee could be subject to the new accounting pronouncement related to recognition of up-front fees, discussed in the notes to our financial statements. This increase was offset by the absence in 2000 of 1999 revenue of $1.7 million from the license of technology to X-Ceptor Therapeutics, Inc. The quarter-to-quarter comparison of collaborative research and development and other revenues is as follows ($,000):

                                       Three Months Ended June 30,
                                           2000         1999
                                        ----------    ----------
Collaborative research and development  $  5,878      $  3,848
X-Ceptor technology                        -- --         1,711
                                        ----------    ----------
                                        $  5,878      $  5,559
                                        ==========    ==========

        Contract manufacturing revenues for 1999 were $931,000. These revenues were generated under contract manufacturing agreements performed at Ligand Biopharmaceuticals, Inc., a wholly owned subsidiary of Seragen. The assets of this subsidiary were sold on January 7, 2000. For additional details, please see note 2 of the notes to consolidated financial statements.

        Cost of products sold increased from $703,000 in 1999 to $2 million in 2000. The increase is due to the increased sales of ONTAK and the launch of Targretin capsules in January 2000.

        In 1999, contract manufacturing costs of $1.7 million were incurred at our recently disposed manufacturing facility. No such costs were incurred in 2000 as a result of the sale of these assets.

        Research and development expenses were $12.8 million in 2000, compared to $14.6 million in 1999. The decrease is due to a general reduction of research and development activities with an increased focus on commercialization of our new products. Specifically, research and development costs were incurred in 1999 related to Targretin capsules, submitted as a new drug application in June 1999 and approved in the United States in December 1999, and Targretin gel, submitted as a new drug application in December 1999 and approved in the United States in June 2000.

        Selling, general and administrative expenses were $9.6 million in 2000, up from $8.2 million in 1999. The increase was due primarily to increased selling and marketing costs associated with the expansion of our sales force from 20 to 40 representatives in late 1999 to support our increased sales efforts, marketing activities related to the launch of Targretin capsules in January 2000, and continued promotion of ONTAK and Panretin gel.

        Interest expense in 2000 was $3.2 million, an increase of $476,000 over 1999. The increase is due to the accretion related to the zero coupon convertible senior notes issued to entities affiliated with Elan Corporation, plc in the fourth quarter of 1998 ($40 million) and the third quarter of 1999 ($60 million) offset by conversions of a portion of the notes by Elan in the fourth quarter of 1999 ($20 million) and the first quarter of 2000 ($20 million).

        We have federal, state, and foreign income tax net operating loss carryforwards and federal and state research tax credit carryforwards which are available subject to Internal Revenue Code 382 and 383 carryforward limitations.

Six Months Ended June 30, 2000 (“2000”), as compared with Six Months Ended June 30, 1999 (“1999”)

        Total revenues for 2000 were $22.4 million, an increase of $3.7 million as compared to 1999 revenues of $18.7 million. Net loss for 2000 was $31.4 million or $(0.57) per share, a decrease of $2.2 million as compared to the 1999 net loss of $33.6 million or $(0.73) per share. The principal factors causing these changes are discussed below.

        Product sales for 2000 were $9.8 million, as compared to $6.3 million in 1999. The change is primarily due to $6.8 million in 2000 revenues from sales of ONTAK, approved in the United States in February 1999, up from $2.1 million in 1999, $1.9 million in 2000 revenues from sales of Targretin capsules, approved in the United States in December 1999, offset by a decrease of $3.1 million on sales of Panretin gel. Demand for Panretin gel during 2000 was largely satisfied by wholesaler purchases made in 1999.

        Collaborative research and development and other revenues for 2000 were $12.7 million, an increase of $1.5 million over 1999. In 2000, we received $4.3 million in nonrefundable up-front fees in connection with research and development collaborations entered into in February and May 2000. These up-front fees could be subject to the new accounting pronouncement related to recognition of up-front fees, discussed in the notes to our financial statements. This increase was offset by the absence in 2000 of 1999 revenues of $1.5 million from marketing and distribution agreements and $1.7 million from the license of technology to X-Ceptor Therapeutics, Inc. The year to date comparison of collaborative research and development and other revenues is as follows ($,000):

                                              Six Months Ended June 30,
                                                 2000           1999
                                             ------------    ----------

Collaborative research and development        $  12,684       $  7,792
X-Ceptor technology                               -- --          1,711
Marketing and distribution agreements             -- --          1,500
Milestone revenues                                -- --            175
                                             ------------    ----------
                                              $  12,684       $ 11,178
                                             ============    ==========

        Contract manufacturing revenues for 1999 were $1.2 million. These revenues were generated under contract manufacturing agreements performed at Ligand Biopharmaceuticals, Inc., a wholly owned subsidiary of Seragen. The assets of this subsidiary were sold on January 7, 2000. For additional details, please see note 2 of the notes to consolidated financial statements.

        Cost of products sold increased from $2 million in 1999 to $4.1 million in 2000. The increase is due to the increased sales of ONTAK in 2000, which resulted in greater manufacturing costs, technology amortization, and royalty expenses as compared to Panretin gel, which accounted for the majority of sales in 1999. In addition, we launched Targretin capsules in January 2000.

        In 1999, contract manufacturing costs of $3 million were incurred at our recently disposed manufacturing facility. No such costs were incurred in 2000 as a result of the sale of these assets.

        Research and development expenses were $25.3 million in 2000, compared to $29.1 million in 1999. The decrease is due to a general reduction of research and development activities with an increased focus on commercialization of our new products. Specifically, research and development costs were incurred in 1999 related to Targretin capsules, submitted as a new drug application in June 1999 and approved in the United States in December 1999, and Targretin gel, submitted as a new drug application in December 1999 and approved in the United States in June 2000.

        Selling, general and administrative expenses were $17.4 million in 2000, up from $14 million in 1999. The increase was due primarily to increased selling and marketing costs associated with the expansion of our sales force from 20 to 40 representatives in late 1999 to support our increased sales efforts, marketing activities related to the launch of Targretin capsules in January 2000, and continued promotion of ONTAK and Panretin gel.

        Interest expense in 2000 was $6.7 million, an increase of $1.3 million over 1999. The increase is due to the accretion related to the zero coupon convertible senior notes issued to entities affiliated with Elan Corporation, plc in the fourth quarter of 1998 ($40 million) and the third quarter of 1999 ($60 million) offset by conversions of a portion of the notes by Elan in the fourth quarter of 1999 ($20 million) and the first quarter of 2000 ($20 million).

        The debt conversion expense of $2 million relates to the incentive provided to Elan for their early conversion of the $20 million of notes in March 2000. For additional details regarding the note conversion, please see note 3 of the notes to consolidated financial statements.

        Other income in 2000 includes a gain of $437,000 on the sale of our contract manufacturing assets, a gain of $426,000 on the sale of an investment security, offset by our equity in the losses of X-Ceptor Therapeutics, Inc. of $744,000.

Liquidity and Capital Resources

        We have financed our operations through private and public offerings of our equity securities, collaborative research and development and other revenues, issuance of convertible notes, capital and operating lease transactions, equipment financing arrangements, product sales and investment income.

        Working capital was $31.1 million at June 30, 2000 as compared to $36 million at December 31, 1999. Cash and cash equivalents, short-term investments and restricted investments totaled $48.2 million at June 30, 2000 as compared to $49.2 million at December 31, 1999. We primarily invest our cash in United States government and investment grade corporate debt securities.

        Our subsidiary, Glycomed, is obligated to make payments under convertible subordinated debentures in the total principal amount of $50 million. The debentures pay interest semi-annually at a rate of 7 ½% per annum, are due in 2003 and convertible into our common stock at $26.52 per share. In addition, at June 30, 2000, we had outstanding a $2.5 million convertible note to SmithKline Beecham Corporation due in 2002 with interest at prime and convertible at $13.56 per share and $67.1 million in zero coupon convertible senior notes to Elan, due 2008 with an 8% per annum yield to maturity and convertible at $14 per share.

        We pledge our property and equipment as collateral under equipment financing arrangements. As of June 30, 2000, $10.1 million was outstanding under such arrangements with $4.2 million classified as current. Our equipment financing arrangements have terms of four to seven years with interest ranging from 6.75% to 11.02%. We lease our office and research facilities under operating lease arrangements with varying terms through August 2015.

        In January 2000, we sold our contract manufacturing assets for $10.2 million, resulting in net cash proceeds of $9.7 million. Significant cash in flows in 2000 also included $11.9 million of net cash received from the issuance of common stock upon the exercise of outstanding stock options and warrants, $1.1 million from the sale of an investment security, and $1.1 million from equipment financing arrangements. Significant cash out flows included $22.6 million of net cash used to finance operating activities in 2000, as compared to $36 million in 1999, $855,000 in purchases of property and equipment, and $2 million in payments under equipment financing arrangements.

        We may be required to make a milestone payment of $5 million to Elan under the Morphelan license agreement and $5 million to Lilly upon cumulative sales of ONTAK reaching $20 million. These payments may be made in cash or our common stock, at our option. For additional details, please see note 5 of the notes to consolidated financial statements.

        Under the terms of our strategic alliance with Elan, we may issue to Elan an additional $10 million in zero coupon convertible senior notes.

        We believe our available cash, cash equivalents, marketable securities and existing sources of funding will be adequate to satisfy our anticipated operating and capital requirements through at least the next 12 months. Our future operating and capital requirements will depend on many factors, including: the effectiveness of our commercialization activities; the pace of scientific progress in our research and development programs; the magnitude of these programs; the scope and results of preclinical testing and clinical trials; the time and costs involved in obtaining regulatory approvals; the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims; competing technological and market developments; the ability to establish additional collaborations or changes in existing collaborations; and the cost of manufacturing.

Financial Condition

June 30, 2000 ("2000"), as compared with December 31, 1999 ("1999")

        Property and equipment decreased $7.9 million due to the sale of our contract manufacturing assets in January 2000, which included tangible assets of $6.7 million, and 2000 depreciation of $2 million, offset by 2000 purchases of $855,000. Acquired technology increased $3.5 million due to the capitalization of the ONTAK obligation to Lilly of $5 million offset by 2000 amortization of $1.5 million.

        Accrued liabilities increased $3.8 million primarily due to recognition of the $5 million ONTAK obligation offset by the reduction of $1 million of other liabilities associated with the sale of our contract manufacturing assets. Zero coupon convertible senior notes decreased $18.2 million due to Elan’s conversion of $20 million in original issue price of such notes plus accrued interest offset by 2000 accretion of $2.8 million.

        Stockholders’ deficit decreased $8.8 million due primarily to the issuance of 3.6 million shares of our common stock resulting in net equity of $38.9 million offset by the 2000 net loss of $31.4 million. Common stock was issued related to Elan’s note conversion, Elan’s early conversion incentive, the payment of the Morphelan milestone, and the exercise of stock options and warrants.

New Accounting Pronouncements

        In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition ion in Financial Statements. SAB No. 101 provides guidance in applying generally accepted accounting principles to revenue recognition in financial statements, including the recognition of nonrefundable up-front fees received in conjunction with a research and development arrangement. SAB No. 101 requires that license and other up-front fees received from research collaborators be recognized over the term of the agreement unless the fee is in exchange for products delivered or services performed that represent the culmination of a separate earnings process. In June 2000, SAB No. 101 was amended to delay the implementation date to the fourth quarter of 2000 to provide additional time to study the guidance. To the extent SAB No. 101 would be applicable and have a material impact, we would implement this new pronouncement beginning with the fourth quarter of 2000.

In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, Accounting for Certain ain Transactions Involving Stock Compensation. FIN 44 clarifies certain issues in the application of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Among other issues, FIN 44 clarifies (a) the definition of employee for purposes of applying APB 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. FIN 44 is not expected to materially impact the Company in 2000.

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

        We were founded in 1987. We have incurred significant losses since our inception. At June 30, 2000, our accumulated deficit was $501.8 million. To date, we have received the majority of our revenues from our collaborative arrangements and only began receiving revenues from the sale of pharmaceutical products in 1999. To become profitable, we must successfully develop, clinically test, market and sell our products. Even if we achieve profitability, we cannot predict the level of that profitability or whether we will be able to sustain profitability. We expect that our operating results will fluctuate from period to period as a result of differences in when we incur expenses and receive revenues from product sales, collaborative arrangements and other sources. Some of these fluctuations may be significant.

        Most of our products in development will require extensive additional development, including preclinical testing and human studies, as well as regulatory approvals, before we can market them. We do not expect that any products resulting from our product development efforts or the efforts of our collaborative partners, other than those for which marketing approval has been received, will be available for sale until the second half of the 2001 calendar year at the earliest, if at all. There are many reasons that we may fail in our efforts to develop our other potential products, including the possibility that:

  we may discover during preclinical testing or human studies that our potential products are ineffective or cause harmful side effects, the products may fail to receive necessary regulatory approvals from the FDA or foreign authorities in a timely manner or at all, we may fail to produce the products, if approved, in commercial quantities or at reasonable costs, the products once approved, may not achieve commercial acceptance, or the proprietary rights of other parties may prevent us from marketing the products.

We are building marketing and sales forces in the United States and Europe which is an expensive and time-consuming process.

        Developing the sales force to market and sell products is a difficult, expensive and time-consuming process. We have developed a 40 person U.S. sales force and rely on another company to distribute our products. The distributor is responsible for providing many marketing support services, including customer service, order entry, shipping and billing, and customer reimbursement assistance. In Europe, we will rely initially on other companies to distribute and market our products. In 1999, we entered into agreements for the marketing and distribution of our products in Spain, Portugal, Greece, Italy, and Central and South America and we established a subsidiary, Ligand Pharmaceuticals International, Inc., with a branch in London, England, to manage our European marketing and operations. We may not be able to continue to establish and maintain the sales and marketing capabilities necessary to successfully commercialize our products in the territories where they are to be sold. To the extent we enter into co-promotion or other licensing arrangements, any revenues we receive will depend on the marketing efforts of others, which may or may not be successful.

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

                Our drug development programs require substantial additional capital, arising from costs to:

  conduct research, preclinical testing and human studies,
  establish pilot scale and commercial scale manufacturing processes and facilities, and establish and develop quality control, regulatory, marketing, sales and administrative capabilities to support these programs.

                Our future operating and capital needs will depend on many factors, including:

  the pace of scientific progress in our research and development programs and the magnitude of these programs, the scope and results of preclinical testing and human studies, the time and costs involved in obtaining regulatory approvals, the time and costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims, competing technological and market developments,
  our ability to establish additional collaborations,
  changes in our existing collaborations,
  the cost of manufacturing scale-up, and
  the effectiveness of our commercialization activities.

        If additional funds are required and we are unable to obtain them on terms favorable to us, we may be required to cease or reduce further commercialization of our products, to sell some or all of our technology or assets or to merge with another entity.

Our products must clear significant regulatory hurdles prior to marketing.

        Before we obtain the approvals necessary to sell any of our potential products, we must show through preclinical studies and human testing that each product is safe and effective. Our failure to show any product’s safety and effectiveness would delay or prevent regulatory approval of the product and could adversely affect our business. The clinical trials process is complex and uncertain. The results of preclinical studies and initial clinical trials may not necessarily predict the results from later large-scale clinical trials. In addition, clinical trials may not demonstrate a product’s safety and effectiveness to the satisfaction of the regulatory authorities. A number of companies have suffered significant setbacks in advanced clinical trials or in seeking regulatory approvals, despite promising results in earlier trials. The FDA may also require additional clinical trials after regulatory approvals are received, which could be expensive and time-consuming, and failure to successfully conduct those trials could jeopardize continued commercialization.

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

We may not be able to pay amounts due on our outstanding indebtedness when due which would cause defaults under these arrangements.

        We and our subsidiaries may not have sufficient funds to make required payments due under existing debt. If we or our subsidiaries do not have adequate funds, we will be forced to refinance the existing debt and may not be successful in doing so. Our subsidiary, Glycomed, is obligated to make payments under convertible subordinated debentures in the total principal amount of $50 million. The debentures pay interest semi-annually at a rate of 7 ½% per annum, are due in 2003 and convertible into our common stock at $26.52 per share. In addition, at June 30, 2000, we had outstanding a $2.5 million convertible note to SmithKline Beecham Corporation due in 2002 with interest at prime and convertible at $13.56 per share. We also had outstanding $67.1 million in zero coupon convertible senior notes to Elan, due 2008 with an 8% per annum yield to maturity and convertible at $14 per share. Glycomed’s failure to make payments when due under its debentures would cause us to default under the outstanding notes to Elan or other notes we may issue to Elan under our existing arrangement with Elan.

We may require additional money to run our business and may be required to raise this money on terms which are not favorable to our existing stockholders.

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

        Our strategy for developing and commercializing many of our potential products includes entering into collaborations with corporate partners, licensors, licensees and others. To date, we have entered into collaborations with Bristol-Myers Squibb Company, Organon Company, Warner-Lambert Company, Eli Lilly and Company, SmithKline Beecham Corporation, American Home Products, Abbott Laboratories, Sankyo Company Ltd., Glaxo-Wellcome plc, Allergan, Inc., and Pfizer Inc. These collaborations provide us with funding and research and development resources for potential products for the treatment or control of metabolic diseases, hematopoiesis, women’s health disorders, inflammation, cardiovascular disease, cancer and skin disease, and osteoporosis. These agreements also give our collaborative partners significant discretion when deciding whether or not to pursue any development program. We cannot be certain that our collaborations will continue or be successful.

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

        We may also need to initiate litigation, which could be time-consuming and expensive, to enforce our proprietary rights or to determine the scope and validity of others’ rights. If litigation results, a court may find our patents or those of our licensors invalid or may find that we have infringed on a competitor’s rights. If any of our competitors have filed patent applications in the United States which claim technology we also have invented, the Patent and Trademark Office may require us to participate in expensive interference proceedings to determine who has the right to a patent for the technology.

        We have learned that Hoffmann-La Roche Inc. has received a United States patent and has made patent filings in foreign countries that relate to our Panretin® capsules and gel products. We filed a patent application with an earlier filing date than Hoffmann-La Roche’s patent, which we believe is broader than, but overlaps in part with, Hoffmann-La Roche’s patent. We currently are investigating the scope and validity of Hoffmann-La Roche’s patent to determine its impact upon our products. The Patent and Trademark Office has informed us that the overlapping claims are patentable to us and has initiated a proceeding to determine whether we or Hoffmann-La Roche are entitled to a patent. We may not receive a favorable outcome in the proceeding. In addition, the proceeding may delay the Patent and Trademark Office’s decision regarding our earlier arlier application. If we do not prevail, the Hoffmann-La Roche patent might block our use of Panretin® capsules el in certain cancers.

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

We rely on third-party manufacturers to supply our products and thus have little control over our manufacturing resources.

        We currently have no manufacturing facilities and we rely on others for clinical or commercial production of our marketed and potential products. To be successful, we will need to manufacture our products, either directly or through others, in commercial quantities, in compliance with regulatory requirements and at acceptable cost. Any extended and unplanned manufacturing shutdowns could be expensive and could result in inventory and product shortages. If we are unable to develop our own facilities or contract with others for manufacturing services, our revenues could be adversely affected. In addition, if we are unable to supply products in development, our ability to conduct preclinical testing and human clinical trials will be adversely affected. This in turn could also delay our submission of products for regulatory approval and our initiation of new development programs. In addition, although other companies have manufactured drugs acting through IRs and STATs on a commercial scale, we may not be able to do so at costs or in quantities to make marketable products.

        The manufacturing process also may be susceptible to contamination, which could cause the affected manufacturing facility to close until the contamination is identified and fixed. In addition, problems with equipment failure or operator error also could cause delays in filling our customers’ orders.

Our business exposes us to product liability risks and we may not have sufficient insurance to cover any claims.

        Our business exposes us to potential product liability risks. A successful product liability claim or series of claims brought against us could result in payment of significant amounts of money and divert management’s attention from running the business. Some of the compounds we are investigating may be harmful to humans. For example, retinoids as a class are known to contain compounds which can cause birth defects. We may not be able to maintain our insurance on acceptable terms, or our insurance may not provide adequate protection in the case of a product liability claim. To the extent that product liability insurance, if available, does not cover potential claims, we will be required to self-insure the risks associated with such claims.

We are dependent on our key employees, the loss of whose services could adversely affect us.

        We depend on our key scientific and management staff, the loss of whose services could adversely affect our business. Furthermore, we may need to hire new scientific, management and operational personnel. Recruiting and retaining qualified management, operations and scientific personnel is also critical to our success. We may not be able to attract and retain such personnel on acceptable terms given the competition among numerous drug companies, universities and other research institutions for such personnel.

We use hazardous materials which requires us to incur substantial costs to comply with environmental regulations.

        In connection with our research and development activities, we handle hazardous materials, chemicals and various radioactive compounds. To properly dispose of these hazardous materials in compliance with environmental regulations, we are required to contract with third parties at substantial cost to us. We cannot completely eliminate the risk of accidental contamination or injury from the handling and disposing of hazardous materials, whether by us or by our third-party contractors. In the event of any accident, we could be held liable for any damages that result, which could be significant.

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

  the results of research or development testing of ours or our competitors' products, technological innovations related to diseases we are studying, new commercial products introduced by our competitors,
  government regulation of our industry,
  receipt of regulatory approvals by competitors,
  our failure to receive regulatory approvals for products under development, developments concerning proprietary rights, or
  litigation or public concern about the safety of our products.

You may not receive a return on your shares other than through the sale of your shares of common stock.

        We have not paid any cash dividends on our common stock to date. We intend to retain any earnings to support the expansion of our business and we do not anticipate paying cash dividends in the foreseeable future. Accordingly, other than through a sale of your shares, you may not receive a return on your investment in our common stock.

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

PART I.   FINANCIAL INFORMATION
ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        At June 30, 2000 our investment portfolio includes fixed-income securities of $21.2 million. These securities are subject to interest rate risk and will decline in value if interest rates increase. However, due to the short duration of our investment portfolio, an immediate 10% change in interest rates would have no material impact on our financial condition, results of operations or cash flows.

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

PART II.   OTHER INFORMATION
ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

        On June 29, 2000, we issued to Elan International Services, Ltd. (“EIS”), a subsidiary of Elan Corporation, plc (“Elan”), 367,183 shares of our common stock as payment of a $4 million milestone due Elan under the Morphelan license agreement. The shares of common stock were issued to a single entity, EIS, under a claim of exemption under Regulation S promulgated by the Securities and Exchange Commission or, alternatively, under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Meeting of Stockholders was held on May 25, 2000. The following elections and proposals were approved at the Annual Meeting:

                               Votes         Votes         Votes        Votes      Broker
                                For         Against      Withheld     Abstaining   Nonvote
----------------------------  --------     ---------    ----------    ----------   -------
1.Election of a Board
  of Directors. The total
  number of votes cast for,
  or withheld for each
  nominee was as follows:

  Henry F. Blissenbach       50,518,274         -- --      598,991       -- --     -- --
  Alexander D. Cross, Ph.D.  50,580,550         -- --      536,715       -- --     -- --
  John Groom                 50,576,691         -- --      540,574       -- --     -- --
  Irving S. Johnson, Ph.D.   50,592,772         -- --      524,593       -- --     -- --
  Carl C. Peck               50,525,369         -- --      591,896       -- --     -- --
  David E. Robinson          50,534,185         -- --      583,080       -- --     -- --
  Michael A. Rocca           50,534,273         -- --      582,992       -- --     -- --

2.Amendment of Certificate   46,041,968     4,209,634        -- --     865,663     -- --
  of Incorporation to
  increase the authorized
  number of shares of
  common stock from
  80,000,000 to
  130,000,000.

3.Amendment of the 1992      46,383,812     3,836,222        -- --     897,231     -- --
  Stock Option/Stock
  Issuance Plan to
  increase the
  authorized number of
  shares of common
  stock from 9,073,457
  to 9,573,457.

4.Amendment of the 1992       49,423,677      818,979         -- --    874,609     -- --
  Employee Stock Purchase
  Plan to increase the
  authorized number of
  shares of common stock
  available for purchase
  under such plan from
  355,000 to 405,000.

5.Ratification of the         50,918,926      139,146         -- --     59,193     -- --
  appointment of
  Ernst & Young LLP
  as the independent
  auditors for the
  fiscal year ending
  December 31, 2000.

ITEM 6(A)   EXHIBITS

Exhibit 2.1 (1)	Agreement and Plan of Reorganization dated May 11, 1998, by and among the Company, Knight Acquisition Corp. and Seragen, Inc. (Exhibit 2.1).
Exhibit 2.2 (1)	Option and Asset Purchase Agreement, dated May 11, 1998, by and among the Company, Marathon Biopharmaceuticals, LLC, 520 Commonwealth Avenue Real Estate Corp. and 660 Corporation (Exhibit 10.3).
Exhibit 2.3* (6)	Asset Purchase Agreement among CoPharma, Inc., Marathon Biopharmaceuticals, Inc., Seragen, Inc. and Ligand Pharmaceuticals Incorporated dated January 7, 2000. (The schedules referenced in this agreement have not been included because they are either disclosed in such agreement or do not contain information which is material to an investment decision. The Company agrees to furnish a copy of such schedules to the Commission upon request.)
Exhibit 3.1 (1)	Amended and Restated Certificate of Incorporation of the Company (Exhibit 3.2).
Exhibit 3.2 (1)	Bylaws of the Company, as amended (Exhibit 3.3).
Exhibit 3.3 (2)	Amended Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Ligand Pharmaceuticals Incorporated.
Exhibit 4.1 (3)	Preferred shares Rights Agreement, dated as of September 13, 1996, by and between Ligand Pharmaceuticals Incorporated and Wells Fargo Bank, N.A. (Exhibit 10.1)
Exhibit 4.2 (4)	Amendment to Preferred Shares Rights Agreement, dated as of November 9, 1998, between the Company and ChaseMellon Shareholder Services, L.L.C., as Rights Agent (Exhibit 99.1).
Exhibit 4.3 (5)	Second Amendment to the Preferred shares Rights Agreement, dated as of December 23, 1998, between the Company and ChaseMellon Shareholder Services, L.L.C., as Rights Agent (Exhibit 1).
Exhibit 10.224*	Research, Development and License Agreement by and between Bristol Myers Squibb Company and Ligand Pharmaceuticals Incorporated dated May 19, 2000.
Exhibit 27.1	Financial Data Schedule

(1)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company's Registration Statement on Form S-4 (No. 333-58823) filed on July 9, 1998.
(2)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1999.
(3)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company's Registration Statement on Form S-3 (No. 333-12603) filed on September 25, 1996, as amended.
(4)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with, the Registration Statement on Form 8-A/A Amendment No. 1 (No. 0-20720) filed on November 10, 1998.
(5)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with, the Registration Statement on Form 8-A/A Amendment No. 2 (No. 0-20720) filed on December 24, 1998.
(6)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2000.
*	Certain confidential portions of this Exhibit were omitted by means of marking such portions with an asterisk (the "Mark"). This Exhibit has been filed separately with the Secretary of the Commission without the Mark pursuant to the Company's Application Requesting Confidential Treatment under Rule 246-2 of the Securities Exchange Act of 1934.

ITEM 6(B)   REPORTS ON FORMS 8-K

No reports on Form 8-K were filed during the quarter ended June 30, 2000.

LIGAND PHARMACEUTICALS INCORPORATED

June 30, 2000

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2000	Ligand Pharmaceuticals Incorporated By: /S/ PAUL V. MAIER Paul V. Maier Senior Vice President, Chief Financial Officer