Form 10-Q
period 2000-09-30
LIGAND PHARMACEUTICALS INC
filed 2000-11-14
CIK 886163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

                                  Mark One

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000 or

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X]     No [  ]

        As of October 31, 2000, the registrant had 56,620,889 shares of common stock outstanding.

LIGAND PHARMACEUTICALS INCORPORATED
QUARTERLY REPORT

FORM 10-Q

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
-----------------------------

ITEM 1. Financial Statements

Consolidated Balance Sheets as of September 30, 2000 and December 31, 1999.....3

Consolidated Statements of Operations for the three and nine months ended
September 30, 2000 and 1999....................................................4

Consolidated Statements of Cash Flows for the nine months ended
September 30, 2000 and 1999....................................................5

Notes to Consolidated Financial Statements.....................................6

ITEM 2.  Management's Discussion and Analysis of Financial Condition
and Results of Operations......................................................9

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk............19

PART II. OTHER INFORMATION
--------------------------

ITEM 1. Legal Proceedings.....................................................20

ITEM 2. Changes in Securities and Use of Proceeds..............................*

ITEM 3. Defaults upon Senior Securities........................................*

ITEM 4. Submission of Matters to a Vote of Security Holders....................*

ITEM 5. Other Information......................................................*

ITEM 6. Exhibits and Reports on Form 8-K......................................21

SIGNATURE.....................................................................22

*No information provided due to inapplicability of item.

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

LIGAND PHARMACEUTICALS INCORPORATED
Consolidated Balance Sheets
(in thousands, except share data)

                                                September 30,    December 31,
                                                    2000            1999
                                              --------------  ---------------
Assets
Current assets:
     Cash and cash equivalents                $     11,969     $     29,903
     Short-term investments                         19,593           17,252
     Accounts receivable, net                        3,049            1,657
     Inventories                                     6,245            5,732
     Other current assets                            3,180            2,135
                                              --------------  ---------------
              Total current assets                  44,036           56,679
Restricted investments                               1,434            2,011
Property and equipment, net                         11,784           20,542
Acquired technology, net                            41,685           38,969
Other assets                                        16,072           16,444
                                              --------------  ---------------
                                              $    115,011     $    134,645
                                              ==============  ===============
Liabilities and stockholders' deficit
Current liabilities:
     Accounts payable                         $      4,455     $      5,395
     Accrued liabilities                            10,664            8,173
     Deferred revenue                                3,436            3,028
     Current portion of equipment
      financing obligations                          3,900            4,105
                                              --------------  ---------------
         Total current liabilities                  22,455           20,701
Long-term portion of equipment
  financing obligations                              5,305            6,907
Accrued acquisition obligation                       2,700            2,900
Convertible note                                     2,500            2,500
Convertible subordinated debentures                 43,982           41,977
Zero coupon convertible senior notes                68,409           85,250
                                              --------------  ---------------
         Total liabilities                         145,351          160,235
                                              --------------  ---------------

Commitments (Note 5)

Stockholders' deficit:
  Convertible preferred stock,
    $.001 par value; 5,000,000
    shares authorized; none issued                   -- --            -- --
  Common stock, $.001 par value;
    130,000,000 shares and
    80,000,000 shares authorized at
    September 30, 2000 and
    December 31, 1999, respectively;
    56,650,013 shares and 53,018,248
    shares issued at September 30, 2000
    and December 31, 1999, respectively                 56               53
  Additional paid-in capital                       488,662          448,784
  Deferred warrant expense                          (2,422)          (3,460)
  Accumulated other comprehensive
    income (loss)                                       64             (607)
  Accumulated deficit                             (516,689)        (470,349)
                                                 -----------     ------------
                                                   (30,329)         (25,579)
  Less treasury stock,
    at cost (1,114 shares)                             (11)             (11)
                                                 -----------     ------------
              Total stockholders' deficit          (30,340)         (25,590)
                                                 -----------     ------------
                                                 $ 115,011        $ 134,645
                                                 ===========     ============

     See accompaning notes.

LIGAND PHARMACEUTICALS INCORPORATED
Consolidated Statements of Operations
(in thousands, except share data)

                                       Three Months Ended     Nine Months Ended
                                          September 30,          September 30,
                                         2000       1999       2000       1999
                                       --------   --------   --------   --------
Revenues:
   Product sales                       $ 6,477    $ 2,830    $16,234    $ 9,127
   Collaborative research and
     development and other revenues      5,593      6,279     18,277     17,456
   Contract manufacturing                -- --        656      -- --      1,884
                                       --------   --------   --------   --------
     Total revenues                     12,070      9,765     34,511     28,467
                                       --------   --------   --------   --------

Operating costs and expenses:
   Cost of products sold                 2,238      1,027      6,328      2,997
   Contract manufacturing                -- --      2,136      -- --      5,180
   Research and development             13,229     15,717     38,480     44,799
   Selling, general and
     administrative                      8,560      6,015     25,938     20,056
                                       --------   --------   --------   --------
     Total operating costs
       and expenses                     24,027     24,895     70,746     73,032
                                       --------   --------   --------   --------

Loss from operations                   (11,957)   (15,130)   (36,235)   (44,565)
                                       --------   --------   --------   --------
Other income (expense):
   Interest income                         645        623      2,072      1,894
   Interest expense                     (3,221)    (3,551)    (9,885)    (8,942)
   Debt conversion expense               -- --      -- --     (2,025)     -- --
   Other, net                             (393)      (248)      (267)      (245)
                                       --------   --------   --------   --------
     Total other income (expense)       (2,969)    (3,176)   (10,105)    (7,293)
                                       --------   --------   --------   --------

                                       --------   --------   --------   --------
     Net loss                         $(14,926)  $(18,306)  $(46,340)  $(51,858)
                                      =========  =========  =========  =========

     Basic and diluted net
       loss per share                  $(0.26)   $(0.39)     $(0.84)     $(1.11)
                                      =========  =========  =========  =========
     Shares used in computing
       net loss per share               56,605    47,476      55,341      46,580
                                      =========  =========  =========  =========

     See accompaning notes.

LIGAND PHARMACEUTICALS INCORPORATED
Consolidated Statements of Cash Flows
(in thousands)

                                                         Nine Months Ended
                                                           September 30,
                                                      2000              1999
                                                  -----------        ----------
OPERATING ACTIVITIES
Net loss                                          $ (46,340)        $ (51,858)
Adjustments to reconcile net loss to net cash
  used in operating activities:
  Accretion of debt discount and interest             6,186             5,166
  Depreciation and amortization of property
    and equipment                                     3,068             4,105
  Debt conversion expense                             2,025             -- --
  Amortization of acquired technology                 2,284             1,007
  Amortization of deferred warrant expense            1,038               184
  Gain on sale of manufacturing assets                 (437)            -- --
  Gain on sale of investment security                  (426)            -- --
  Other                                                 253               131
  Change in operating assets and
    liabilities net of effects from
    sale of manufacturing assets:
      Accounts receivable                            (1,614)           (1,435)
      Inventories                                      (513)              402
      Other current assets                             (842)              248
      Accounts payable and accrued liabilities       (3,295)           (7,004)
      Deferred revenue                                   408           (1,220)
                                                  -----------        ----------
Net cash used in operating activities                (38,205)         (50,274)
                                                  -----------        ----------

INVESTING ACTIVITIES
Purchase of short-term investments                   (11,965)         (17,476)
Proceeds from short-term investments                   9,745           35,405
Increase in other assets                              (1,238)          (4,137)
Decrease in other assets                               2,816            1,482
Purchase of property and equipment                    (1,037)          (2,128)
Payment of accrued acquisition obligation               (200)         (37,100)
Net proceeds from sale of manufacturing assets         9,676            -- --
Proceeds from sale of investment security              1,119            -- --
                                                  -----------        ----------
  Net cash  provided by (used in)
    investing activities                               8,916          (23,954)
                                                  -----------        ----------

FINANCING ACTIVITIES
Net proceeds from issuance of common stock            12,585            8,142
Proceeds from equipment financing arrangements         1,284            1,927
Principal payments on equipment financing
  obligations                                         (3,091)          (2,450)
Proceeds from restricted investments                     577              541
Proceeds from issuance of zero coupon
  convertible notes                                    -- --           60,000
                                                  -----------        ----------
  Net cash provided by financing activities           11,355           68,160
                                                  -----------        ----------
Net decrease in cash and cash equivalents            (17,934)          (6,068)
Cash and cash equivalents at beginning of period      29,903           32,801
                                                  -----------        ----------
Cash and cash equivalents at end of period        $   11,969         $ 26,733
                                                  ===========        ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid                                     $    4,621         $  4,686
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
  FINANCING ACTIVITIES
Conversion of zero coupon convertible
  senior note to common stock                     $   21,022         $  -- --
Accrual of ONTAK obligation for acquired
  technology                                           5,000            -- --
Issuance of common stock for technology
  milestone payment                                    4,000            -- --
Issuance of common stock for debt conversion
  incentive                                            2,025            -- --
Issuance of common stock to satisfy accrued
  acquisition obligation                               -- --           10,000
Issuance of warrants to X-Ceptor investors             -- --            2,214

See accompaning notes.

LIGAND PHARMACEUTICALS INCORPORATED
Notes to Consolidated Financial Statements

1. Basis of Presentation

        The consolidated financial statements of Ligand Pharmaceuticals Incorporated (“Ligand” or the “Company”) for the three and nine months ended September 30, 2000 and 1999 are unaudited. These financial statements reflect all adjustments, consisting of only normal recurring adjustments which, in the opinion of management, are necessary to fairly present the consolidated financial position as of September 30, 2000 and the consolidated results of operations for the three and nine months ended September 30, 2000 and 1999. The results of operations for the period ended September 30, 2000 are not necessarily indicative of the results to be expected for the year ending December 31, 2000. For more complete financial information, these financial statements, and the notes thereto, should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1999 included in the Company’s Annual Report on Form 10-K and the unaudited consolidated financial statements for the quarters ended March 31, 2000 and June 30, 2000 included in the respective Quarterly Reports on Form 10-Q filed with the Securities and Exchange Commission (“SEC”).

Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Ligand Pharmaceuticals International, Inc., Glycomed Incorporated, Ligand Pharmaceuticals (Canada) Incorporated, and Seragen, Inc. (“Seragen”). All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to amounts included in the prior period financial statements to conform to the presentation for the period ended September 30, 2000.

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and disclosures made in the accompanying notes to the consolidated financial statements. Actual results could differ from those estimates.

New Accounting Pronouncements. In December 1999, the SEC issued Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements. SAB No. 101 provides guidance in applying accounting principles generally accepted in the United States to revenue recognition in financial statements, including the recognition of nonrefundable up-front fees received in conjunction with a research and development arrangement. SAB No. 101 requires that license and other up-front fees received from research collaborators be recognized over the term of the agreement unless the fee is in exchange for products delivered or services performed that represent the culmination of a separate earnings process. In June 2000, SAB No. 101 was amended to delay the implementation date to the fourth quarter of 2000 to provide additional time to study the guidance. To the extent SAB No. 101 would be applicable and have a material impact, the Company would implement this new pronouncement beginning with the fourth quarter of 2000. In response to inquires by the biotech industry, the SEC has referred the decision for revenue recognition for certain types of research and development arrangements to the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board (“FASB”). The Company does not expect that the EITF will conclude on this matter prior to the end of the calendar year. As such, the ultimate financial consequences of changes to the Company’s current practice is not presently known.

In March 2000, the FASB issued FASB Interpretation No. 44 (“FIN 44”), Accounting for Certain Transactions Involving Stock Compensation. FIN 44 clarifies certain issues in the application of Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees. Among other issues, FIN 44 clarifies (a) the definition of employee for purposes of applying APB 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 became effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. The adoption of FIN 44 has not had a material impact on the Company in the quarter ended September 30, 2000.

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

Inventories. Inventories are stated at the lower of cost or market. Cost is determined using the first-in-first-out method. Inventories comprise the following ($,000):

                                     September 30,      December 31,
                                          2000              1999
                                    ------------       -------------
Raw materials                       $        355       $         705
Work-in-process                            4,059               3,645
Finished goods                             1,831               1,382
                                    ------------       -------------
                                    $      6,245       $       5,732
                                    ============       =============

Other Assets. Other assets comprise the following ($,000):

                                     September 30,      December 31,
                                          2000              1999
                                    ------------       -------------
Investment in X-Ceptor              $      4,009       $       5,246
Technology license (Note 5)                4,000               -- --
Prepaid royalty buyout, net                3,740               3,944
Deferred rent                              3,367               3,381
Intangible assets (Note 2)                 -- --               2,651
Other                                        956               1,222
                                    ------------       -------------
                                    $     16,072       $      16,444
                                    ============       =============

Accrued Liabilities. Accrued liabilities comprise the following ($,000):

                                    September 30,       December 31,
                                         2000                1999
                                    ------------        ------------
ONTAK obligation (Note 5)           $      5,000        $      -- --
Compensation                               2,479               2,981
Interest                                     995               1,972
Royalties                                    939                 411
Other                                      1,251               2,809
                                    ------------        ------------
                                    $     10,664        $      8,173
                                    ============        ============

Comprehensive Income (Loss). Comprehensive income (loss) represents net income (loss) adjusted for the change during the periods presented in unrealized gains and losses on available-for-sale securities less reclassification adjustments for realized gains or losses included in net income (loss). The accumulated unrealized gains or losses are reported as accumulated other comprehensive income (loss) as a separate component of stockholders’ deficit. Comprehensive loss for the three and nine month periods ended September 30, 2000 and 1999 is as follows ($,000):

                           Three Months Ended          Nine Months Ended
                              September 30,              September 30,
                         2000          1999           2000            1999
                    ------------   ------------   ------------   ------------
Comprehensive loss     $(14,859)      $(18,308)      $(46,220)      $(51,953)
                    ============   ============   ============   ============

2. Sale of Contract Manufacturing Assets

        In January 2000, Ligand sold the assets associated with the contract manufacturing business of Marathon Biopharmaceuticals, Inc., formerly a wholly owned subsidiary of Seragen, for approximately $10.2 million. In connection with the sale, Seragen entered into a long-term supply agreement with the acquirer of the assets for the manufacture of ONTAK and the performance of certain process and production development work for Seragen’s next-generation ONTAK product. Under the terms of the agreement, Seragen has minimum ONTAK purchase commitments for 2000 of approximately $2 million. The assets sold consisted primarily of property and equipment of $6.7 million and intangibles of $2.7 million. The Company recognized a gain of $437,000 on this transaction which is included in other income.

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

        Under the terms of these collaborations, Ligand received a total of $4.3 million in nonrefundable up-front payments and receives funding during the two year research phase of each arrangement. In addition, if the collaborations are successful, the Company may receive milestone and royalty payments on a product-by-product basis. Organon and BMS were granted exclusive worldwide rights to manufacture and sell any products resulting from their respective collaborations.

5. Commitments

        In June 2000, under the terms of the Development, Licence and Supply Agreement entered into in November 1998, as amended, with Elan related to its product Morphelan™, the Company made a $4 million technology milestone payment to Elan through the issuance of 367,183 shares of the Company’s common stock. The payment was due upon Elan’s submission of the Morphelan new drug application. In addition, Elan could receive another $5 million from Ligand upon approval of Morphelan for marketing by the U.S. Food and Drug Administration. The payment may be made in cash or the Company’s common stock. Ligand is also committed to spend not less than $7 million through May 2003 to undertake additional clinical activities related to the commercialization of Morphelan. In the event Ligand does not spend this amount, any short fall would be paid to Elan.

        In connection with the agreement between Seragen and Eli Lilly and Company (“Lilly”) under which Lilly assigned to Seragen its sales and marketing rights to ONTAK, Lilly will receive $5 million from Ligand upon cumulative net sales of ONTAK reaching $20 million. Cumulative net sales of ONTAK were approximately $17.9 million through September 30, 2000. The payment may be made in cash or the Company’s common stock and is due within 75 days after the quarterly period in which the cumulative net sales reach $20 million.

6. Stockholders’ Equity

        During 2000, the Company received proceeds of approximately $9 million from the exercise of 1.3 million warrants to purchase shares of the Company’s common stock, which includes $7.7 million from the exercise of 1.1 million warrants in June. The warrants had an exercise price of $7.12 per share and were due to expire on June 3, 2000. The warrants were originally issued in a public offering by the Company and Allergan Ligand Retinoid Therapeutics, Inc. in 1995.

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

Overview

        We develop and market drugs that address critical unmet medical needs of patients in the areas of cancer, men’s and women’s health and skin diseases, as well as osteoporosis, metabolic, cardiovascular and inflammatory diseases. Our drug discovery and development programs are based on our proprietary gene transcription technology, primarily related to Intracellular Receptors, also known as IRs, and Signal Transducers and Activators of Transcription, also known as STATs.

        In 1999, we received marketing approval in the United States for Panretin gel, for the treatment of Kaposi’s sarcoma in AIDS patients, ONTAK, for the treatment of patients with persistent or recurrent cutaneous T-cell lymphoma or CTCL, and Targretin capsules, for the treatment of CTCL in patients who are refractory to at least one prior systemic therapy. In June 2000, Targretin gel was granted marketing approval in the United States for the treatment of patients with early stage CTCL. In addition, in May 2000, our strategic partner Elan submitted a new drug application for its product Morphelan for pain management in cancer and HIV patients. We have the exclusive marketing rights to Morphelan in the United States and Canada. In Europe, we were granted a marketing authorization for Panretin gel in October 2000 and have a marketing authorization application under review for Targretin capsules. We expect to launch Panretin gel in Europe in the first half of 2001 after pricing has been approved.

        We are also currently involved in the research phase of research and development collaborations with Eli Lilly and Company, SmithKline Beecham Corporation, Organon Company and Bristol-Myers Squibb Company. Collaborations in the development phase are being pursued by American Home Products, Abbott Laboratories, Glaxo-Wellcome plc, and Allergan, Inc. We receive funding during the research phase of the arrangements and milestone and royalty payments as products are developed and marketed by our corporate partners. In addition, in connection with some of these collaborations, we received non-refundable up-front payments. During the quarter, Pfizer, Inc. informed us that it will not extend the collaboration that we had entered into on September 1, 1999 with the Parke-Davis Pharmaceutical Research division of Warner-Lambert Company related to the prevention of diseases mediated through the estrogen receptor.

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

Results of Operations

Three Months Ended September 30, 2000 (“2000”), as compared with Three Months Ended September 30, 1999 (“1999”)

        Total revenues for 2000 were $12.1 million, an increase of $2.3 million as compared to 1999 revenues of $9.8 million. Net loss for 2000 was $14.9 million or $(0.26) per share, a decrease of $3.4 million as compared to the 1999 net loss of $18.3 million or $(0.39) per share. The principal factors causing these changes are discussed below.

        Product sales for 2000 were $6.5 million, as compared to $2.8 million in 1999. The increase of $3.7 million is primarily due to $2.4 million in 2000 revenues from sales of Targretin capsules, approved for marketing in the United States in December 1999 and $677,000 in 2000 revenues from sales of Targretin gel, approved for marketing in the United States in June 2000.

        Collaborative research and development and other revenues for 2000 were $5.6 million, a decrease of $686,000 from 1999. In 2000, we earned $1.6 million in milestone revenues as compared to $2 million in 1999. In 1999, we also earned

$1 million from a marketing and distribution arrangement. These decreases were offset by an increase of $731,000 in collaborative research and development revenue resulting from research funding earned on two new collaborations entered into in 2000. The quarter-to-quarter comparison of collaborative research and development and other revenues is as follows ($,000):

                                          Three Months Ended September 30,
                                              2000                1999
                                         --------------    --------------

Collaborative research and development    $    3,950        $      3,219
Milestone revenues                             1,643               2,060
Marketing and distribution agreements          -- --               1,000
                                         --------------    --------------
                                          $    5,593        $      6,279
                                         ==============    ==============

        Contract manufacturing revenues for 1999 were $656,000. These revenues were generated under contract manufacturing agreements performed at Marathon. The assets of Marathon were sold on January 7, 2000. For additional details, please see note 2 of the notes to consolidated financial statements.

        Cost of products sold increased from $1 million in 1999 to $2.2 million in 2000. The increase is due primarily to the launch of Targretin capsules in January 2000 and Targretin gel in August 2000.

        In 1999, contract manufacturing costs of $2.1 million were incurred at Marathon. No such costs were incurred in 2000 as a result of the sale of these assets.

        Research and development expenses were $13.2 million in 2000, compared to $15.7 million in 1999. The decrease is primarily due to a general reduction of research and development activities with an increased focus on commercialization of our new products. Specifically, research and development costs were incurred in 1999 related to Targretin capsules, submitted as a new drug application in June 1999 and approved for marketing in the United States in December 1999, and Targretin gel, submitted as a new drug application in December 1999 and approved for marketing in the United States in June 2000.

        Selling, general and administrative expenses were $8.6 million in 2000, up from $6 million in 1999. The increase was due primarily to increased selling and marketing costs associated with the expansion of our U.S. based sales force from 20 to 40 representatives in late 1999 to support our increased sales efforts, marketing activities related to the launch of Targretin capsules and Targretin gel in 2000, and continued promotion of ONTAK and Panretin gel.

        We have federal, state, and foreign income tax net operating loss carryforwards and federal and state research tax credit carryforwards. Certain of these carryforwards are subject to Internal Revenue Code 382 and 383 carryforward limitations.

Nine Months Ended September 30, 2000 (“2000”), as compared with Nine Months Ended September 30, 1999 (“1999”)

        Total revenues for 2000 were $34.5 million, an increase of $6 million as compared to 1999 revenues of $28.5 million. Net loss for 2000 was $46.3 million or $(0.84) per share, a decrease of $5.6 million as compared to the 1999 net loss of $51.9 million or $(1.11) per share. The principal factors causing these changes are discussed below.

        Product sales for 2000 were $16.2 million, as compared to $9.1 million in 1999. The increase of $7.1 million is primarily due to $9.7 million in 2000 revenues from sales of ONTAK, approved for marketing in the United States in February 1999, up from $5.1 million in 1999, $4.3 million in 2000 revenues from sales of Targretin capsules, approved for marketing in the United States in December 1999, and $677,000 in 2000 revenues from Targretin gel, approved for marketing in the United States in June 2000, offset by a decrease of $2.5 million on sales of Panretin gel.

        Collaborative research and development and other revenues for 2000 were $18.3 million, an increase of $821,000 over 1999. In 2000, collaborative research and development revenues increased $5.6 million as compared to 1999. This increase was primarily due to two new collaborations entered into in 2000. In addition to monthly research funding, we received $4.3 million in nonrefundable up-front fees in connection with these collaborations. These up-front fees could be subject to the new accounting pronouncement related to recognition of up-front fees, discussed in the notes to our consolidated financial statements. This increase was offset by the absence in 2000 of 1999 revenues of $2.5 million from marketing and distribution agreements and $1.7 million from the license of technology to X-Ceptor Therapeutics, Inc. The year to date comparison of collaborative research and development and other revenues is as follows ($,000):

                                            Nine Months Ended September 30,
                                                2000                1999
                                        -----------------    ---------------

Collaborative research and development       $   16,634           $ 11,010
Milestone revenues                                1,643              2,235
Marketing and distribution agreements             -- --              2,500
X-Ceptor technology                               -- --              1,711
                                        -----------------    ---------------
                                             $   18,277           $ 17,456
                                        =================    ===============

        Contract manufacturing revenues for 1999 were $1.9 million. These revenues were generated under contract manufacturing agreements performed at Marathon. The assets of Marathon were sold on January 7, 2000. For additional details, please see note 2 of the notes to consolidated financial statements.

        Cost of products sold increased from $3 million in 1999 to $6.3 million in 2000. The increase is due primarily to the increased sales of ONTAK in 2000 and the launch of Targretin capsules in January 2000 and Targretin gel in August 2000.

        In 1999, contract manufacturing costs of $5.2 million were incurred at Marathon. No such costs were incurred in 2000 as a result of the sale of these assets.

        Research and development expenses were $38.5 million in 2000, compared to $44.8 million in 1999. The decrease is primarily due to a general reduction of research and development activities with an increased focus on commercialization of our new products. Specifically, research and development costs were incurred in 1999 related to Targretin capsules, submitted as a new drug application in June 1999 and approved for marketing in the United States in December 1999, and Targretin gel, submitted as a new drug application in December 1999 and approved for marketing in the United States in June 2000.

        Selling, general and administrative expenses were $25.9 million in 2000, up from $20.1 million in 1999. The increase was due primarily to increased selling and marketing costs associated with the expansion of our U.S. based sales force from 20 to 40 representatives in late 1999 to support our increased sales efforts, marketing activities related to the launch of Targretin capsules and Targretin gel in 2000, and continued promotion of ONTAK and Panretin gel.

        Interest expense in 2000 was $9.9 million, an increase of $943,000 over 1999. The increase is primarily due to the accretion related to the zero coupon convertible senior notes issued to entities affiliated with Elan in the fourth quarter of 1998 ($40 million) and the third quarter of 1999 ($60 million) offset by conversions of a portion of the notes by Elan in the fourth quarter of 1999 ($20 million) and the first quarter of 2000 ($20 million).

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

        Working capital was $21.6 million at September 30, 2000 as compared to $36 million at December 31, 1999. Cash, cash equivalents, short-term investments and restricted investments totaled $33 million at September 30, 2000 as compared to $49.2 million at December 31, 1999. We primarily invest our cash in United States government and investment grade corporate debt securities.

        Significant cash inflows in 2000 included net cash proceeds of $9.7 million resulting from the sale of our contract manufacturing assets, $12.6 million of net cash received from the issuance of the Company’s common stock upon the exercise of outstanding stock options and warrants, $1.1 million from the sale of an investment security, and $1.3 million from equipment financing arrangements. Significant cash out flows included $38.2 million of net cash used to finance operating activities in 2000, as compared to $50.3 million in 1999, $1 million in purchases of property and equipment, and $3.1 million in payments under equipment financing arrangements.

        Our subsidiary, Glycomed, is obligated to make payments under convertible subordinated debentures in the total principal amount of $50 million. The debentures pay interest semi-annually at a rate of 7 ½% per annum, are due in 2003 and convertible into our common stock at $26.52 per share. In addition, at September 30, 2000, we also had outstanding a $2.5 million convertible note to SmithKline Beecham Corporation due in 2002 with interest at prime and convertible into our common stock at $13.56 per share and $68.4 million in zero coupon convertible senior notes to Elan, due 2008 with an 8% per annum yield to maturity and convertible into our common stock at $14 per share.

        Certain of our property and equipment is pledged as collateral under various equipment financing arrangements. As of September 30, 2000, $9.2 million was outstanding under such arrangements with $3.9 million classified as current. Our equipment financing arrangements have terms of four to seven years with interest ranging from 6.75% to 11.02%. We lease our office and research facilities under operating lease arrangements with varying terms through August 2015.

        We may be required to make a milestone payment of $5 million to Elan and are required to spend $7 million through May 2003 for clinical expenditures under the Morphelan license agreement. In addition, we are required to make a milestone payment of $5 million to Lilly upon cumulative sales of ONTAK reaching $20 million. For additional details, please see note 5 of the notes to consolidated financial statements.

        Under the terms of our strategic alliance with Elan, we may issue to Elan through December 31, 2000 an additional $10 million in zero coupon convertible senior notes.

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

Financial Condition

September 30, 2000 (“2000”), as compared with December 31, 1999(“1999”)

        Property and equipment decreased $8.8 million due to the sale of our contract manufacturing assets in January 2000, which included tangible assets of $6.7 million, and 2000 depreciation of $3.1 million, offset by 2000 purchases of $1 million. Acquired technology increased $2.7 million due to the capitalization of the ONTAK obligation to Lilly of $5 million offset by 2000 amortization of $2.3 million.

        Accrued liabilities increased $2.5 million primarily due to recognition of the $5 million ONTAK obligation offset by a $1 million reduction in accrued interest and the payment of $1 million in other liabilities associated with the sale of our contract manufacturing assets. Zero coupon convertible senior notes decreased $16.8 million due to Elan’s conversion of $20 million in original issue price of such notes plus $1 million in accrued interest offset by 2000 accretion of $4.2 million.

        Stockholders’ deficit increased $4.8 million due primarily to the 2000 net loss of $46.3 million offset by $39.9 million in net equity from the issuance of 3.6 million shares of our common stock. In 2000, common stock was issued related to Elan’s note conversion, Elan’s early conversion incentive, the payment of the Morphelan milestone, and the exercise of outstanding stock options and warrants.

New Accounting Pronouncements

        In December 1999, the SEC issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements. SAB No. 101 provides guidance in applying accounting principles generally accepted in the United States to revenue recognition in financial statements, including the recognition of nonrefundable up-front fees received in conjunction with a research and development arrangement. SAB No. 101 requires that license and other up-front fees received from research collaborators be recognized over the term of the agreement unless the fee is in exchange for products delivered or services performed that represent the culmination of a separate earnings process. In June 2000, SAB No. 101 was amended to delay the implementation date to the fourth quarter of 2000 to provide additional time to study the guidance. To the extent SAB No. 101 would be applicable and have a material impact, we would implement this new pronouncement beginning with the fourth quarter of 2000. In response to inquires by the biotech industry, the SEC has referred the decision for revenue recognition for certain types of research and development arrangements to the Emerging Issues Task Force of the Financial Accounting Standards Board. We do not expect that the EITF will conclude on this matter prior to the end of the calendar year. As such, the ultimate financial consequences of changes to our current practice is not presently known.

        In March 2000, the FASB issued FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation. FIN 44 clarifies certain issues in the application of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Among other issues, FIN 44 clarifies (a) the definition of employee for purposes of applying APB 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 became effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. The adoption of FIN 44 has not had a material impact on us in the quarter ended September 30, 2000.

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

        We were founded in 1987. We have incurred significant losses since our inception. At September 30, 2000, our accumulated deficit was $516.7 million. To date, we have received the majority of our revenues from our collaborative arrangements and only began receiving revenues from the sale of pharmaceutical products in 1999. To become profitable, we must successfully develop, clinically test, market and sell our products. Even if we achieve profitability, we cannot predict the level of that profitability or whether we will be able to sustain profitability. We expect that our operating results will fluctuate from period to period as a result of differences in when we incur expenses and receive revenues from product sales, collaborative arrangements and other sources. Some of these fluctuations may be significant.

        Most of our products in development will require extensive additional development, including preclinical testing and human studies, as well as regulatory approvals, before we can market them. We do not expect that any products resulting from our product development efforts or the efforts of our collaborative partners, other than those for which marketing approval has already been received, will be available for sale until the second half of the 2001 calendar year at the earliest, if at all. There are many reasons that we or our collaborative partners may fail in our efforts to develop our other potential products, including the possibility that:

  preclinical testing or human studies may show that our potential products are ineffective or cause harmful side effects, the products may fail to receive necessary regulatory approvals from the FDA or foreign authorities in a timely manner or at all, the products, if approved, may not be produced in commercial quantities or at reasonable costs, the products once approved, may not achieve commercial acceptance, or the proprietary rights of other parties may prevent us or our partners from marketing the products.

We are building marketing and sales forces in the United States and Europe which is an expensive and time-consuming process.

        Developing the sales force to market and sell products is a difficult, expensive and time-consuming process. We have developed a 40 person U.S. sales force and rely on another company to distribute our products. The distributor is responsible for providing many marketing support services, including customer service, order entry, shipping and billing, and customer reimbursement assistance. In Europe, we will rely initially on other companies to distribute and market our products. In 1999, we entered into agreements for the marketing and distribution of our products in Spain, Portugal, Greece, Italy, and Central and South America and we established a subsidiary, Ligand Pharmaceuticals International, Inc., with a branch in London, England, to manage our European marketing and operations. We may not be able to continue to establish and maintain the sales and marketing capabilities necessary to successfully commercialize our products in the territories where they receive marketing approval. To the extent we enter into co-promotion or other licensing arrangements, any revenues we receive will depend on the marketing efforts of others, which may or may not be successful.

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

        Our drug development programs require substantial additional capital to successfully complete them, arising from costs to:

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

        For example, we are required under the terms of our agreement with Elan, to spend not less than $7 million through May 2003 to undertake additional clinical activities related to the commercialization of Morphelan. In the event we do not spend this amount, any shortfall would have to be paid to Elan. If additional funds are required to support our operations and we are unable to obtain them on terms favorable to us, we may be required to cease or reduce further commercialization of our products, to sell some or all of our technology or assets or to merge with another entity.

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

        The rate at which we complete our clinical trials depends on many factors, including our ability to obtain adequate supplies of the products to be tested and patient enrollment. Patient enrollment is a function of many factors, including the size of the patient population, the proximity of patients to clinical sites and the eligibility criteria for the trial. Delays in patient enrollment may result in increased costs and longer development times. In addition, our collaborative partners have rights to control product development and clinical programs for products developed under the collaborations. As a result, these collaborators may conduct these programs more slowly or in a different manner than we had expected. Even if clinical trials are completed, we or our collaborative partners still may not apply for FDA approval in a timely manner or the FDA still may not grant approval.

We may not be able to pay amounts due on our outstanding indebtedness when due which would cause defaults under these arrangements.

        We and our subsidiaries may not have sufficient funds to make required payments due under existing debt. If we or our subsidiaries do not have adequate funds, we will be forced to refinance the existing debt and may not be successful in doing so. Our subsidiary, Glycomed, is obligated to make payments under convertible subordinated debentures in the total principal amount of $50 million. The debentures incur interest semi-annually at a rate of 7 ½% per annum, are due in 2003 and convertible into our common stock at $26.52 per share. In addition, at September 30, 2000, we had outstanding a $2.5 million convertible note to SmithKline Beecham Corporation due in 2002 with interest at prime and convertible into our common stock at $13.56 per share. We also had outstanding $68.4 million in zero coupon convertible senior notes to Elan, due 2008 with an 8% per annum yield to maturity and convertible into our common stock at $14 per share. Glycomed’s failure to make payments when due under its debentures would cause us to default under the outstanding notes to Elan or other notes we may issue to Elan under our existing arrangement with Elan.

We may require additional money to run our business and may be required to raise this money on terms which are not favorable to our existing stockholders.

        We have incurred losses since our inception and do not expect to generate positive cash flow to fund our operations for one or more years. As a result, we may need to complete additional equity or debt financings to fund our operations. Our inability to obtain additional financing could adversely affect our business. Financings may not be available on acceptable terms. In addition, these financings, if completed, still may not meet our capital needs and could result in substantial dilution to our stockholders. For instance, the zero coupon convertible senior notes outstanding to Elan are convertible into common stock at the option of Elan, subject to some limitations. In addition, we may issue additional notes to Elan with up to a total issue price of $10 million through December 31, 2000, which also would be convertible into common stock. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate one or more of our drug development programs. Alternatively, we may be forced to attempt to continue development by entering into arrangements with collaborative partners or others that require us to relinquish some or all of our rights to technologies or drug candidates that we would not otherwise relinquish.

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

        In addition, the efforts of governments and third party payors to contain or reduce the cost of health care will continue to affect the business and financial condition of drug companies such as us. A number of legislative and regulatory proposals to change the health care system have been discussed in recent years. In addition, an increasing emphasis on managed care in the United States has and will continue to increase pressure on drug pricing. We cannot predict whether legislative or regulatory proposals will be adopted or what effect those proposals or managed care efforts may have on our business. The announcement and/or adoption of such proposals or efforts could adversely affect our profit margins and business.

We rely heavily on collaborative relationships and termination of any of these programs could reduce the financial resources available to us.

        Our strategy for developing and commercializing many of our potential products includes entering into collaborations with corporate partners, licensors, licensees and others. To date, we have entered into collaborations with Bristol-Myers Squibb Company, Organon Company, Warner-Lambert Company, Eli Lilly and Company, SmithKline Beecham Corporation, American Home Products, Abbott Laboratories, Sankyo Company Ltd., Glaxo-Wellcome plc, Allergan, Inc., and Pfizer Inc. These collaborations provide us with funding and research and development resources for potential products for the treatment or control of metabolic diseases, hematopoiesis, women’s health disorders, inflammation, cardiovascular disease, cancer and skin disease, and osteoporosis. These agreements also give our collaborative partners significant discretion when deciding whether or not to pursue any development program. Our collaborations may not continue or be successful.

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

        Our success will depend on our ability and the ability of our licensors to obtain and maintain patents and proprietary rights for our potential products and to avoid infringing the proprietary rights of others, both in the United States and in foreign countries. Patents may not be issued from any of these applications currently on file or, if issued, may not provide sufficient protection. In addition, disputes with licensors under our license agreements may arise which could result in additional financial liability or loss of important technology and potential products.

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

        We have learned that Hoffmann-La Roche Inc. has received a United States patent and has made patent filings in foreign countries that relate to our Panretin® capsules and gel products. We filed a patent application with an earlier filing date than Hoffmann-La Roche’s patent, which we believe is broader than, but overlaps in part with, Hoffmann-La Roche’s patent. We currently are investigating the scope and validity of Hoffmann-La Roche’s patent to determine its impact upon our products. The Patent and Trademark Office has informed us that the overlapping claims are patentable to us and has initiated a proceeding to determine whether we or Hoffmann-La Roche are entitled to a patent. We may not receive a favorable outcome in the proceeding. In addition, the proceeding may delay the Patent and Trademark Office’s decision regarding our earlier application. If we do not prevail, the Hoffmann-La Roche patent might block our use of Panretin®capsules and gel in specified cancers.

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

Our business exposes us to product liability risks or our products may need to be recalled and we may not have sufficient insurance to cover any claims.

        Our business exposes us to potential product liability risks. Our products also may need to be recalled to address regulatory issues. A successful product liability claim or series of claims brought against us could result in payment of significant amounts of money and divert management’s attention from running the business. Some of the compounds we are investigating may be harmful to humans. For example, retinoids as a class are known to contain compounds which can cause birth defects. We may not be able to maintain our insurance on acceptable terms, or our insurance may not provide adequate protection in the case of a product liability claim. To the extent that product liability insurance, if available, does not cover potential claims, we will be required to self-insure the risks associated with such claims.

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

        We have not paid any cash dividends on our common stock to date. We intend to retain any earnings to support the expansion of our business and we do not anticipate paying cash dividends in the foreseeable future. Accordingly, other than through a sale of your shares, you will not receive a return on your investment in our common stock.

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

PART I.   FINANCIAL INFORMATION
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        At September 30, 2000 our investment portfolio includes fixed-income securities of $17.5 million. These securities are subject to interest rate risk and will decline in value if interest rates increase. However, due to the short duration of our investment portfolio, an immediate 10% change in interest rates would not have a material impact on our financial condition, results of operations or cash flows.

        We generally conduct business, including sales to foreign customers, in U.S. dollars. As a result we have very limited foreign currency exchange rate risk. The effect of an immediate 10% change in foreign exchange rates would not have a material impact on our financial condition, results of operations or cash flows.

PART II.   OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS

        On August 4, 1998 a lawsuit was filed in the Court of Chancery of the State of Delaware (the “Delaware Court”) which sought to enjoin the acquisition of Seragen by Ligand. The injunction was denied and the acquisition occurred on August 12, 1998. An amended complaint was filed on or about December 18, 1998 against Seragen, Seragen Technology, Inc., specified former directors and officers and Seragen investors, Boston University and specified trustees, Marathon Biopharmaceuticals L.L.C., Ligand and Knight Acquisition Corp., a wholly owned subsidiary of Ligand at the time of the merger with Seragen (“Knight”). Ligand and Knight were not named as defendants in the original complaint. The operative complaint alleged claims of self-dealing and breach of fiduciary duties of disclosure, loyalty and care by the individual defendants and Seragen investors, and sought damages on behalf of a class of shareholders who purchased Seragen common stock during the period April 1992 through August 12, 1998. The lawsuit also challenged the fairness of Ligand’s acquisition of Seragen, and the allocation of the merger proceeds among the individual defendants, Seragen’s investors and minority shareholders. The defendants in the litigation, including Ligand, Knight and Seragen, filed various motions to dismiss the claims. A hearing on these motions was held on April 10, 2000. Ruling on the motions on July 18, 2000 (revised July 25, 2000), the Delaware Court dismissed Ligand, Knight, Seragen and Seragen Technology, Inc. However, the Delaware Court did not dismiss all claims against specified former directors and officers of Seragen, a Ligand subsidiary. Seragen believes the lawsuit is without merit and intends to vigorously defend against it.

        On September 21, 2000, a class action lawsuit was filed in the Superior Court of the State of California against Ligand and a specified former employee of Ligand, among others. The complaint alleges claims of invasion of privacy, negligence, fraud and deceit, negligent misrepresentation and negligent infliction of emotional distress based on, among other things, an allegation that Ligand, as successor-in-interest to Glycomed Incorporated and by reason of its position as employer, negligently and fraudulently allowed a former employee to access and publish private information of the plaintiffs. The complaint seeks damages of an unspecified amount on behalf of a class of plaintiffs consisting of former employees of Glycomed Incorporated. Ligand believes the lawsuit is without merit and intends to vigorously defend against it.

ITEM 6(A)   EXHIBITS

Exhibit 2.1 (1)	Agreement and Plan of Reorganization dated May 11, 1998, by and among the Company, Knight Acquisition Corp. and Seragen, Inc. (Exhibit 2.1).
Exhibit 2.2 (1)	Option and Asset Purchase Agreement, dated May 11, 1998, by and among the Company, Marathon Biopharmaceuticals, LLC, 520 Commonwealth Avenue Real Estate Corp. and 660 Corporation (Exhibit 10.3).
Exhibit 2.3 (6)	Asset Purchase Agreement among CoPharma, Inc., Marathon Biopharmaceuticals, Inc., Seragen, Inc. and Ligand Pharmaceuticals Incorporated dated January 7, 2000. (The schedules referenced in this agreement have not been included because they are either disclosed in such agreement or do not contain information which is material to an investment decision. The Company agrees to furnish a copy of such schedules to the Commission upon request.)
Exhibit 3.1 (1)	Amended and Restated Certificate of Incorporation of the Company (Exhibit 3.2).
Exhibit 3.2 (1)	Bylaws of the Company, as amended (Exhibit 3.3).
Exhibit 3.3 (2)	Amended Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Ligand Pharmaceuticals Incorporated.
Exhibit 4.1 (3)	Preferred Shares Rights Agreement, dated as of September 13, 1996, by and between Ligand Pharmaceuticals Incorporated and Wells Fargo Bank, N.A. (Exhibit 10.1)
Exhibit 4.2 (4)	Amendment to Preferred Shares Rights Agreement, dated as of November 9, 1998, between the Company and ChaseMellon Shareholder Services, L.L.C., as Rights Agent (Exhibit 99.1).
Exhibit 4.3 (5)	Second Amendment to the Preferred shares Rights Agreement, dated as of December 23, 1998, between the Company and ChaseMellon Shareholder Services, L.L.C., as Rights Agent (Exhibit 1).
Exhibit 27.1	Financial Data Schedule

(1)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company's Registration Statement on Form S-4 (No. 333-58823) filed on July 9, 1998.
(2)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1999.
(3)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company's Registration Statement on Form S-3 (No. 333-12603) filed on September 25, 1996, as amended.
(4)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with, the Registration Statement on Form 8-A/A Amendment No. 1 (No. 0-20720) filed on November 10, 1998.
(5)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with, the Registration Statement on Form 8-A/A Amendment No. 2 (No. 0-20720) filed on December 24, 1998.
(6)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2000.

ITEM 6(B)   REPORTS ON FORMS 8-K

        No reports on Form 8-K were filed during the quarter ended September 30, 2000.

LIGAND PHARMACEUTICALS INCORPORATED

September 30, 2000

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2000	Ligand Pharmaceuticals Incorporated By: /S/ PAUL V. MAIER Paul V. Maier Senior Vice President, Chief Financial Officer