Form 10-K
period 2000-12-31
LIGAND PHARMACEUTICALS INC
filed 2001-03-29
CIK 886163

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_____________________

FORM 10-K
_____________________

                                    Mark One

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2000
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
Common Stock, $.001 par value

Preferred Share Purchase Rights
(Title of Class)

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

        The aggregate market value of the Registrant's voting stock held by non-affiliates as of February 28, 2001 was $578,931,137. For purposes of this calculation, shares of Common Stock held by directors, officers and 5% stockholders known to the Registrant have been deemed to be owned by affiliates which should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant or that such person is controlled by or under common control with the Registrant.

        As of February 28, 2001 the registrant had 58,791,593 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Registrant's Proxy Statement to be filed not later than 120 days after December 31, 2000, in connection with the Registrant's 2001 Annual Meeting of Stockholders, referred to herein as the "Proxy Statement," are incorporated by reference into Part III of this Form 10-K. Certain exhibits filed with the Registrant's prior registration statements and period reports under the Securities Exchange Act of 1934 are incorporated herein by reference into Part IV of this Report.

Table of Contents

Part I

PART I
Item 1. Business

PART II
Item 5.  Markets For Registrant's Common Stock and Related Stockholders
           Matters...........................................................23
Item 6.  Selected Consolidated Financial Data................................23
Item 7.  Management's Discussion and Analysis of Financial Condition and

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..........................................29

PART III
Item 10. Directors and Executive Officers of the Registrant..................30
Item 11. Executive Compensation..............................................30
Item 12. Security Ownership of Certain Beneficial Owners and Management......30
Item 13. Certain Relationships and Related Transactions......................30

PART IV
Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K....31

FINANCIAL STATEMENTS

i

GLOSSARY

PRODUCTS AND INDICATIONS

ONTAK® (denileukin diftitox)	Approved in February 1999 in the U.S. for the treatment of patients with persistent or recurrent cutaneous T-cell lymphoma whose malignant cells express the CD25 component of the Interleukin-2 receptor.
Targretin® (bexarotene) capsules	Approved in December 1999 for sale in the U.S. for the treatment of cutaneous manifestations of cutaneous T-cell lymphoma in patients who are refractory to at least one prior systemic therapy.
Targretin® (bexarotene) gel 1%	Approved in June 2000 for sale in the U.S. for the topical treatment of cutaneous lesions in patients with cutaneous T-cell lymphoma (Stage 1A and 1B) who have refractory or persistent disease after other therapies or who have not tolerated other therapies.
Panretin® gel (alitretinoin) 0.1%	Approved in February 1999 for sale in the U.S. and in October 2000 for sale in Europe for the topical treatment of cutaneous lesions of patients with AIDS-related Kaposi’s sarcoma.

CTCL HIV HRT KS NHL NSCLC	Cutaneous T-cell lymphoma Human immunodeficiency virus Hormone replacement therapy Kaposi's sarcoma Non-Hodgkin's lymphoma Non-small cell lung cancer

SCIENTIFIC TERMS

AR ER GR IR JAK MR PPAR PR RAR RR RXR SARM SERM STAT	Androgen Receptor
Estrogen Receptor
Glucocorticoid Receptor
Intracellular Receptor
Janus Kinase family of tyrosine protein kinases
Mineralocorticoid Receptor
Peroxisome Proliferation Activated Receptor
Progesterone Receptor
Retinoic Acid Receptor
Retinoid Responsive Intracellular Receptor
Retinoid X Receptor
Selective Androgen Receptor Modulator
Selective Estrogen Receptor Modulator
Signal Transducer and Activator of Transcription

REGULATORY TERMS

CPMP EC EMEA FDA IND MA MAA NDA	Committee for Proprietary Medicinal Products (Europe)
European Commission
European Agency for the Evaluation of Medicinal Products
United States Food and Drug Administration
Investigational New Drug Application (United States)
Marketing Authorization (Europe)
Marketing Authorization Application (Europe)
New Drug Application (United States)

ii

PART I

Item 1.   Business

        The discussion of our business contained in this annual report on form 10-K may contain predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties, including those discussed below at “Risks and Uncertainties.” While this outlook represents management’s current judgment on the future direction of the business, such risks and uncertainties could cause actual results to differ materially from any future performance suggested below. We undertake no obligation to release publicly the results of any revisions to these forward-looking statements to reflect events or circumstances arising after the date of this annual report.

        Our trademarks, trade names and service marks referenced in this annual report include ONTAK®, Panretin® and Targretin®. Each other trademark, trade name or service mark appearing in this annual report belongs to its holder.

        References to Ligand Pharmaceuticals Incorporated ("Ligand", the "Company", "we" or "our") include our wholly owned subsidiaries - Glycomed Incorporated; Ligand Pharmaceuticals (Canada) Incorporated; Ligand Pharmaceuticals International, Inc.; and Seragen, Inc. ("Seragen").

        We were incorporated in Delaware in 1987. Our principal executive offices are located at 10275 Science Center Drive, San Diego, California, 92121. Our telephone number is (858) 550-7500.

Overview

        Our goal is to build a profitable pharmaceutical company which discovers, develops and markets new drugs that address critical unmet medical needs of patients in the areas of cancer, men’s and women’s health and skin diseases, as well as osteoporosis, metabolic, cardiovascular and inflammatory diseases. We strive to develop drugs that are more effective and/or safer than existing therapies and that are more convenient (taken orally or topically administered) and cost effective. We plan to build a profitable pharmaceutical company by generating income from specialty pharmaceutical products we develop and market and from research, milestone and royalty revenues resulting from collaborations where large pharmaceutical partners develop and market products in large markets beyond our strategic focus or resources.

        We currently market four oncology products in the United States, Panretin® gel, ONTAK® and Targretin® capsules, approved by the FDA in 1999 and Targretin® gel, approved by the FDA in 2000. In Europe, the EC granted an MA for Panretin® gel in October 2000 and the CPMP recommended the grant of an MA for Targretin® capsules in November 2000. We also continue efforts to acquire or in-license products, such as ONTAK® (acquired in the 1998 acquisition of Seragen) and Morphelan™ (licensed from Elan Corporation, plc), which have near-term prospects of FDA approval and which can be marketed by our specialty sales force. We are developing additional products through our internal development programs and currently have various products in clinical development, including marketed products for larger market indications such as NSCLC, B-cell NHL, psoriasis and rheumatoid arthritis.

        We have research and development collaborations with numerous global pharmaceutical companies, including Abbott Laboratories, Allergan, American Home Products, Bristol-Myers Squibb, Eli Lilly, GlaxoSmithKline, Organon (AKZO-Nobel) and Pfizer. During 2000, our corporate partners had six Ligand compounds in human development, including lasofoxifene being developed by Pfizer for osteoporosis that entered Phase III clinical trials, three compounds on an IND track, and numerous compounds in research and pre-clinical stages. These corporate partner products are being studied for the treatment of large market indications such as osteoporosis, diabetes, contraception and cardiovascular disease.

        Internal and collaborative research and development programs utilize our proprietary science technology based on our leadership position in gene transcription technology. Our proprietary technologies involve two natural mechanisms that regulate gene activity: (1) non-peptide hormone activated IRs and (2) cytokine and growth factor activated STATs. Panretin® gel, Targretin® capsules, Targretin® gel and all of our corporate partner products currently on human development track are IR modulators, discovered using our IR technology.

        In late 1998, we assembled a specialty oncology and HIV-center sales and marketing team to market in the U.S. products developed, acquired or licensed by us. In late 1999, we expanded our U.S. sales force from approximately 20 to approximately 40 sales representatives to support the launch of Targretin® capsules and Targretin® gel and increase market penetration of ONTAK® and Panretin® gel. In 2001, we expanded our sales force to approximately 50 sales representatives, including approximately 20 full-time contract sales representatives that will focus on the dermatology market. Internationally, through marketing and distribution agreements with Elan, Ferrer International and Alfa Wassermann, we have established marketing and distribution capabilities in Europe including the major markets in the United Kingdom, Germany, France, Italy, Spain, Greece, Portugal, and Central and South America.

Business Strategy

        Our goal is to become a profitable pharmaceutical research, development and marketing company that generates significant cash flow. Building primarily on our proprietary IR and STATs technologies, our strategy is to generate cash flow primarily from (1) the sale in the U.S., Europe and Latin America of specialty pharmaceutical products we develop, acquire or in-license and (2) research, milestone and royalty revenues from the development and sale of products our collaborative partners develop and market.

Building a Specialty Pharmaceutical Franchise in the U.S., Europe and Latin America.

        Our strategy with respect to specialty pharmaceutical products is to develop a product pipeline based on our IR and STATs technologies and acquired and in-licensed products and to market these products initially with a specialized sales force in the U.S. and through marketing partners in selected international markets. Focusing initially on niche pharmaceutical and dermatology indications with the possibility of expedited regulatory approval has allowed us to bring products to market quickly. This strategy has allowed us to spread the cost of our sales and marketing infrastructure among multiple products. Our goal is to expand the markets for our products through additional indication approvals and approvals in international markets. To further leverage our sales force, we intend to selectively acquire or license-in complementary technology and/or products in advanced stages of development.

Building a Collaborative-Based Business in Large Product Markets

        Our strategy in our collaborative research and development business is to share the risks and benefits of discovering and developing drugs to treat diseases that are beyond our strategic focus or resources. These diseases typically affect large populations often treated by primary care physicians, and drugs to treat these diseases may be more costly to develop and/or to market effectively with a small specialty sales force. Despite these factors, drugs approved for these indications may have large market potential – often in excess of $1 billion in global sales.

        We currently have nine collaborations with major pharmaceutical companies focusing on a broad range of disease targets.

Corporate Collaborator	Initiation of Collaboration	Focus
Pfizer Inc.	May 1991	Osteoporosis, breast cancer prevention
Allergan, Inc.	June 1992	Skin disorders
GlaxoSmithKline (Glaxo Wellcome plc)	September 1992	Cardiovascular diseases
Abbott Laboratories	July 1994	Inflammatory diseases
Wyeth-Ayerst, the pharmaceutical division of American Home Products	September 1994	Women's and men's health, oncology
GlaxoSmithKline (SmithKline Beecham)	February 1995	Blood disorders
Eli Lilly	November 1997	Type II diabetes, metabolic and cardiovascular diseases
Organon	February 2000	Women's health
Bristol-Myers Squibb	May 2000	Cardiovascular diseases

        Our collaborative programs focus on discovering drugs for cardiovascular, inflammatory, metabolic and other diseases, as well as broad applications for women’s and men’s health. We believe that our collaborators have the resources, including clinical and regulatory experience, manufacturing capabilities and marketing infrastructure, needed to develop and commercialize drugs for these large markets. The arrangements generally provide for collaborative discovery programs funded largely by the corporate partners aimed at discovering new therapies for diseases treated by primary care physicians.

In general, drugs resulting from these collaborations will be developed, manufactured and marketed by the corporate partners. Our collaborative agreements provide for us to receive: (1) research revenue during the drug discovery stage; (2) milestone revenue for compounds successfully moving through clinical development and regulatory submission and approval; and (3) royalty revenue from the sale of approved drugs developed through collaborative efforts.

Ligand Marketed Products

        U.S. Specialty Pharmaceutical Franchise.   We currently market four pharmaceutical products in the U.S.

Marketed Product	Approved Indication	European Status	Indications in Development
ONTAK®	CTCL	Preparing for submission	B-cell NHL, psoriasis, rheumatoid arthritis
Targretin® capsules	CTCL	CPMP approval recommendation	NSCLC, psoriasis, renal cell cancer
Targretin®gel	CTCL	Preparing for submission	Eczema
Panretin®gel	KS	MA issued	--

        CTCL Market.    CTCL is a type of NHL that appears initially in the skin, but over time may involve other organs. CTCL is a cancer of T-lymphocytes, white blood cells that play a central role in the body’s immune system. The disease can be extremely disfiguring and debilitating and median survival for late-stage patients is less than three years. The prognosis for CTCL is based in part on the stage of the disease when diagnosed. CTCL is most commonly a slowly progressing cancer, and many patients live with the complications of CTCL for 10 or more years after diagnosis. However, some patients have a much more aggressive form of this disease. CTCL affects an estimated 16,000 people in the U.S. and 12,000 to 14,000 in Europe. With ONTAK®, Targretin® capsules, and Targretin® gel currently approved in the U.S. for the treatment of CTCL, our current strategy is to have multiple products available for treating this disease.

        ONTAK®.     ONTAK® was approved by the FDA and launched in the U.S. in February 1999 as our first product for the treatment of patients with CTCL and the first treatment to be approved for CTCL in nearly 10 years. ONTAK® is currently in three Phase II clinical trials for the treatment of patients with B-cell NHL. Clinical trials using ONTAK® for the treatment of patients with psoriasis and rheumatoid arthritis have also been conducted with further trials being considered. These indications provide significantly larger market opportunities than CTCL. An MAA filing in Europe for CTCL is targeted for the second half of 2001.

        Targretin® capsules.    We launched U.S. sales and marketing of Targretin® capsules in January 2000 following receipt of FDA approval in December 1999. Targretin® capsules offer the convenience of a daily oral dose administered by the patient at home. We are developing Targretin® capsules in a variety of larger market opportunities, including NSCLC, moderate to severe plaque psoriasis and renal cell cancer. We are also pursuing approval of Targretin® capsules in Europe for the treatment of patients with CTCL, where the CPMP in November 2000 recommended the grant of an MA.

        Targretin® gel.    We launched U.S. sales and marketing of Targretin® gel in September 2000 following receipt of FDA approval in June 2000. Targretin® gel offers patients with refractory early stage CTCL a novel, non-invasive, self-administered treatment topically applied only to the affected areas of the skin. Targretin® gel is currently in clinical development for hand eczema. An MAA filing in Europe for CTCL is targeted for the first half of 2001.

        Panretin® gel.   Panretin gel was approved by the FDA and launched in February 1999 as the first FDA approved patient-applied topical treatment for AIDS-related KS. Panretin gel represents a new non-invasive option to the traditional management of this disease. Most approved therapies require the time and expense of periodic visits to a healthcare facility and administration of the treatment by a doctor or nurse. AIDS-related KS adversely affects the quality of life of thousands of people in the U.S. and Europe. Panretin® gel was approved in Europe for the treatment of patients with KS in October 2000, with an expected launch in the second half of 2001.

Product Development Process

        There are three phases in product development — the research phase, the preclinical phase and the clinical trials phase. See “Government Regulation” for a more complete description of the regulatory process involved in development of drugs. Activities during the research phase include research related to specific IR and STATs targets and the identification of lead compounds. Lead compounds are chemicals that have been identified that meet pre-selected criteria in cell culture models for activity and potency against IR or STATs targets. More extensive evaluation is then undertaken to determine if the compound should be selected to enter into preclinical development. Once a lead compound is selected, chemical modification of the compound is then undertaken to create the best drug candidate.

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

Ligand Product Development Programs

        We are developing several proprietary products for which we have worldwide rights for a variety of cancers and skin diseases, as summarized in the table below, which is not intended to be a comprehensive list of our internal research and development programs. Many of the indications being pursued may present larger market opportunities for our currently marketed products. Our clinical development programs are primarily based on products discovered through our IR technology, with the exception of ONTAK®, which was developed using Seragen’s fusion protein technology, and Morphelan™, which was developed by Elan. Five of the products in our proprietary product development programs are retinoids, discovered and developed using our proprietary IR technology. Our research is based on both our IR and STAT technologies. See “Technology” for a discussion of our IR and STAT technologies and retinoids.

Program	Disease/Indication	Development Phase
ONTAK®	CTCL B-cell NHL Rheumatoid arthritis Psoriasis (severe)	Marketed in U.S. Phase II Phase II Phase II
Targretin® capsules	CTCL NSCLC Advanced breast cancer Psoriasis (moderate to severe) Renal cell cancer	Marketed in U.S. Phase III Phase II Phase II Phase II
Targretin® gel	CTCL Atopic dermatitis (eczema)	Marketed in U.S. Planned Phase II
Panretin® gel	KS	Marketed in U.S.
Panretin® capsules	KS Bronchial metaplasia	Phase II Phase II
LGD1550 capsules (RAR agonist)	Acne Psoriasis Advanced cancers	Planned Phase I/II Planned Phase I/II Phase I/II
Morphelan™	Pain management (moderate to severe)	NDA submitted
LGD2226 (Androgen agonist)	Male hypogonadism, HRT, female sexual dysfunction, osteoporosis	IND track
LGD1331 (Androgen antagonist)	Prostate cancer, hirsutism, acne, androgenetic alopecia	Pre-clinical
Glucocorticoid agonist	Inflammation, cancer	Pre-clinical

ONTAK® Development Programs

        ONTAK® is the first of a new class of targeted cytotoxic biologic agents called fusion proteins that was acquired in the acquisition of Seragen and is marketed in the U.S. for patients with CTCL. CTCL affects approximately 16,000 people in the U.S. In addition to ongoing CTCL trials, we are or will be conducting clinical trials with ONTAK® in patients with B-cell NHL, rheumatoid arthritis, and psoriasis, indications that represent significantly larger market opportunities than CTCL.

        In early 1999, ONTAK® entered Phase II trials for the treatment of patients with NHL. One study is assessing ONTAK® in patients with certain types of low-grade B-cell NHL who have previously been treated with at least one systemic anti-cancer treatment. A second multi-center trial for ONTAK® is being conducted in patients with low-grade B-cell NHL who have been previously treated with at least one chemotherapy regimen and at least one monoclonal antibody therapy. A third trial allows certain patients to enter with low to intermediate grade B-cell NHL. Preliminary results of these trials are expected in the second half of 2001. NHL affects approximately 300,000 people in the U.S. with an estimated target market of approximately 54,000 patients who have failed chemotherapy or monoclonal antibody therapy.

        Clinical trials with ONTAK® have demonstrated benefits in patients with long-standing, previously treated severe psoriasis. Based on these positive preliminary results, additional investigations are being considered. Moderate to severe psoriasis affects an estimated 1.1 million people in the U.S. Phase II studies are being planned for the treatment of patients with rheumatoid arthritis. Estimated by the Arthritis Foundation to affect 2.1 million Americans, rheumatoid arthritis is a chronic disease that causes pain, stiffness and swelling in the joints, as well as inflammation in internal organs.

Targretin® capsules Development Programs

        Targretin® capsules are marketed in the U.S. for patients with refractory CTCL. Ligand is also investigating the use of Targretin® capsules in several cancer and skin disease markets which represent significantly larger market opportunities in comparison to the CTCL market.

        In August 2000, we reported that Phase I/II clinical results demonstrated that Targretin® capsules, in conjunction with chemotherapy, may be an effective treatment for patients with NSCLC and renal cell cancer. The American Cancer Society estimates that 164,100 Americans were diagnosed with lung cancer in 2000; of those approximately 80% were diagnosed with NSCLC. These results add to the phase II/III results and to a growing body of evidence that suggests Targretin® therapy may delay disease progression and extend survival of patients with some forms of solid tumors. This body of evidence is now large enough to begin large-scale Phase III clinical studies to conclusively demonstrate Targretin® capsules’ benefit in the treatment of patients with NSCLC. We anticipate launching Phase III trials in both the first and second half of 2001. As this is a large program that is expected to involve well over 1,000 patients, our primary focus for Targretin® capsules during 2001 and 2002 will be NSCLC. We will, however, continue to explore in Phase II trials the potential of Targretin® capsules in combination regimens for the treatment of patients in solid tumor indications as well as psoriasis.

        The Phase II trial with Targretin® capsules for the treatment of patients with advanced breast cancer has been fully accrued and nearly all patients have completed treatment. Although a number of patients appeared to benefit from treatment with Targretin® capsules, the overall observed objective anti-tumor response did not meet the protocol-defined target for activity. While we continue to assess whether Phase II combination studies are warranted, it is clear that further laboratory experiments are needed to understand the mechanism of action of Targretin® in breast cancer. A study of changes in various tissue biomarkers that are potentially associated with Targretin® capsules in patients with high risk of developing breast cancer is scheduled to begin soon under the sponsorship of the National Cancer Institute to further evaluate the mechanism.

        Preliminary results of the Phase II trial with Targretin® capsules for the treatment of patients with moderate to severe psoriasis showed that Targretin® capsules have activity in psoriasis as a monotherapy at daily doses substantially lower than approved oncology doses. This activity is sufficiently interesting to stimulate further dose-ranging trials in patients with psoriasis and evaluation in the context of a combination drug regiment or as part of multimodality therapy, such as phototherapies.

Targretin® gel Development Program

        Targretin® gel is marketed in the U.S. for patients with refractory CTCL. In addition, we are planning a Phase II trial with Targretin® gel for the treatment of patients with eczema. An MAA filing in Europe for Targretin® gel in CTCL is targeted for 2001.

Panretin® capsules Development Programs

        Panretin® capsules have demonstrated clinical promise for the systemic treatment of cutaneous AIDS-related KS, other cancers and skin disorders. We have reported favorable results in two Phase II trials with Panretin(R)capsules in patients with KS and are currently evaluating whether to proceed with development for this indication. Phase II trials with Panretin(R)capsules are ongoing in bronchial metaplasia.

LGD1550 capsules Development Programs

        LGD1550 is a potent RAR agonist that strongly inhibits growth in vitro of several human cancer cell lines. Phase I/ II clinical trials in advanced cancer have shown that LGD1550 capsules were well tolerated. Investigators observed dose-limiting skin toxicities, diarrhea and abdominal cramps. Other dose-limiting toxicities, such as headache and lipid abnormalities, frequently observed with other retinoids, have not been observed with LGD1550. Unlike all-trans retinoic acid, a retinoid approved for the treatment of acute promyelocytic leukemia, LGD1550 does not appear to induce its own metabolism over the dose range tested since blood levels are maintained with continued therapy. Phase I/II studies with LGD1550 for the treatment of patients with acne and psoriasis are being considered for development.

Morphelan™ Development Program

        As part of a broader strategic alliance formed in 1998 with Elan, Elan licensed to Ligand exclusive rights to market Elan’s proprietary product Morphelan™ in the U.S. and Canada for pain management in cancer and HIV patients. Morphelan™, a once-daily, oral capsule form of morphine, may provide sustained pain management as compared to current therapies requiring frequent doses. An NDA was submitted in the U.S. by Elan in May 2000. We expect FDA review of the NDA to be completed in the second quarter of 2001. If approved, we will market and sell Morphelan™ in the U.S. and Canada through our existing specialty sales force. Please see note 5 of notes to consolidated financial statements for further details on our strategic alliance with Elan.

SARMs Programs

        We are pioneering the development of tissue SARMs, a novel class of non-steroidal, orally active molecules that selectively modulate the activity of the AR in different tissues, providing a wide range of opportunities for the treatment of many diseases and disorders in both men and women. Tissue-selective AR agonists or antagonists may provide utility in male HRT and the treatment of patients with skin disorders, osteoporosis, sexual dysfunction, prostate cancer, benign prostatic hyperplasia and other diseases. The use of androgen antagonists has shown efficacy in the treatment of prostate cancer, with three androgen antagonists currently approved by the FDA for use in the treatment of prostate cancer. However, we believe that there is a substantial medical need for improved androgen modulators for use in the treatment of prostate cancer due to significant side effects seen with currently available drugs that may be eliminated or reduced by SARMs.

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

        We have two first generation SARMs in preclinical development: (1) LGD1331, an androgen antagonist for acne, prostate cancer, hirsutism, and androgenetic alopecia, and (2) LGD2226, an androgen agonist for male hypogonadism, female sexual dysfunction, HRT, and osteoporosis. Preclinical studies of LGD1331 indicate that it may have utility for treating acne and hirsutism disorders that affect a significant number of women. In vivo studies of LGD1331 have revealed favorable characteristics, including indirect evidence of diminished effects on the central nervous system, compared with currently marketed drugs of this type for the treatment of these conditions. In March 2000, we announced that LGD2226 had been moved onto the human development track. We believe this candidate represents the first SARM for the treatment of patients with major androgen related diseases and disorders, such as osteoporosis, male hormone replacement, and male and female sexual dysfunction.

STATs Research Programs

        In contrast to our IR programs, our STATs programs focus on cytokines and growth factors whose receptors are found on the surface of the cell. STATs play a modulating role in the biology of cytokines and growth factors. Many diseases, such as inflammatory conditions, may result from excessive cytokine activity, and others may result from insufficient cytokine activity. See “Technology — STATs Technology” for a more complete discussion of our STATs technology. In our STATs programs, we seek to develop drug candidates that mimic the activity of thrombopoietin for use in a variety of conditions including cancer and disorders of blood cell formation.

Collaborative Research and Development Programs

        We are pursuing several major collaborative drug discovery programs to further develop the research and development of compounds based on our IR and STATs technologies. These collaborations focus on several large market indications as shown in the table below.

Indication Breast Cancer Cardiovascular Disease Contraception Hormone replacement therapy Obesity Osteoporosis Type II diabetes	U.S. Prevalence 2 million 58 million 35 million 46 million 48 million 12 million 15 million

        During 2000, six of our collaborative product candidates were in human development - lasofoxifene, TSE424, ERA923, GW544, GW516, AGN4310, and three were on an IND track. Please see note 9 of notes to consolidated financial statements for a description of the financial terms of our key ongoing collaboration agreements. The table below summarizes our collaborative research and development programs, but is not intended to be a comprehensive list of these programs.

Program	Disease/Indication	Development Phase	Marketing Rights
SEX HORMONE MODULATORS SERMs • Lasofoxifene • TSE424 • ERA923	Osteoporosis, breast cancer prevention Osteoporosis, HRT Breast cancer	Phase III Phase II/III Phase II	Pfizer AHP AHP
PR modulators • PR agonists • WAY248 (PR antagonist) • WAY166989 (PR agonist)	HRT, contraception, reproductive disorders Contraception, reproductive disorders HRT, contraception	Research IND track Pre-clinical	Organon AHP AHP
MR modulators	Congestive heart failure, hypertension	Research	Bristol-Myers Squibb
METABOLIC/CARDIOVASCULAR DISEASES PPAR modulators • GW544 • GW516 • LY510929 • LY519818 • LYXXX	Cardiovascular disease, dyslipidemia Cardiovascular disease, dyslipidemia Type II diabetes, metabolic diseases, dyslipidemia Type II diabetes, metabolic diseases Dyslipidemia	Phase I/II Phase I IND track IND track Pre-clinical	GlaxoSmithKline GlaxoSmithKline Lilly Lilly Lilly
RXR modulators	Type II diabetes, metabolic diseases	Pre-clinical	Lilly
HNF-4	Type II diabetes, metabolic diseases	Research	Lilly
INFLAMMATORY DISEASE Glucorcorticoid agonists	Inflammation	Pre-clinical	Abbott
STATs/BLOOD DISORDERS Hematopoietic growth factors	Thrombocytopenia	Pre-clinical	GlaxoSmithKline
DERMATOLOGY AGN4310	Mucocutaneous toxicity	Phase II	Allergan

Sex Hormone Modulators Collaborative Programs

        The primary objective of our sex hormone modulators collaborative programs is to develop drugs for hormonally responsive cancers of men and women, hormone replacement therapies, the treatment and prevention of diseases affecting women’s health, as well as hormonal disorders prevalent in men. Our programs, both collaborative and internal, in the sex hormone modulators area target development of tissue-selective modulators of the PR, the ER and the AR. Through our collaborations with Pfizer and American Home Products, three SERMs are in development in osteoporosis, breast cancer and HRT. In addition, we seek to enter into collaborations with large global pharmaceutical companies for the development of SARMs in large markets beyond our strategic focus or resources.

        Pfizer Collaboration.   In 1991, we entered into a research and development collaboration with Pfizer to develop better alternative therapies for osteoporosis. In November 1993, we jointly announced the successful completion of the research phase of our alliance with the identification of a development candidate and backups for the prevention and treatment of osteoporosis. In preclinical studies, the candidates from the program mimic the beneficial effects of estrogen on bone and have an impact on blood serum lipids often associated with cardiac benefits without increasing uterine or breast tissue proliferation.

        We have milestone and royalty rights to lasofoxifene which is under development by Pfizer for osteoporosis and breast cancer prevention. Lasofoxifene is a second generation estrogen partial agonist discovered through our collaborative relationship with Pfizer to which Pfizer has retained marketing rights. Lasofoxifene has been shown to reduce bone loss and decrease low-density lipoprotein levels (“LDL”, or “bad” cholesterol). In September 2000, Pfizer announced that it initiated Phase III studies of lasofoxifene for the treatment and prevention of osteoporosis in post menopausal women.

        American Home Products Collaboration.   In 1994, we entered into a research and development collaboration with Wyeth-Ayerst Laboratories, the pharmaceutical division of American Home Products (“AHP”), to discover and develop drugs that interact with ERs or PRs for use in HRT, anti-cancer therapy, gynecological diseases, and central nervous system disorders associated with menopause and fertility control. We granted AHP exclusive worldwide rights to all products discovered in the collaboration that are agonists or antagonists to the PR and ER for application in the fields of women’s health and cancer therapy.

        As part of this collaboration, we tested AHP’s extensive chemical library for activity against a selected set of targets. In 1996, AHP exercised its option to include compounds we discovered that modulate PRs and to expand the collaboration to encompass the treatment or prevention of osteoporosis through the ER. AHP also added four advanced chemical compound series from its internal ER-osteoporosis program to the collaboration. The research phase of the collaboration ended in August 1998.

        AHP has ongoing clinical studies with two SERMs from the collaboration. AHP is developing TSE424 for the treatment of post-menopausal osteoporosis, with Phase III trials expected to be initiated in the second or third quarter of 2001. ERA923 is being developed for the treatment of breast cancer. AHP filed an IND for ERA923 for the treatment of women with breast cancer in December 1998 and Phase II trials are ongoing. AHP has also elected to proceed with IND track development of WAY248, a non-steroidal PR antagonist that may be useful in the creation of the first estrogen-free oral contraceptive.

        Organon Collaboration.   In February 2000, we entered into a research and development collaboration with Organon to focus on small molecule compounds with potential effects for the treatment and prevention of gynecological diseases mediated through the PR. The objective of the collaboration is the discovery of new non-steroidal compounds that are tissue-selective in nature and may have fewer side effects. Such compounds may provide utility in hormone replacement therapy, oral contraception, reproductive diseases, and other hormone-related disorders. The initial research phase concludes in February 2002. Organon may extend the research term for up to two additional years.

        Bristol-Myers Squibb Collaboration.   In May 2000, we entered into a research and development collaboration with Bristol-Myers Squibb Company to focus on the discovery, design and development of orally active compounds that selectively modulate the MR. This receptor plays a critical role in many illnesses, particularly cardiovascular diseases such as congestive heart failure and hypertension. The initial research term concludes in May 2002. Bristol-Myers Squibb may extend the research term for up to two additional years.

Metabolic and Cardiovascular Disease Collaborative Programs

        We are exploring the role of certain IRs, including the peroxisome proliferation activated receptors, in cardiovascular and metabolic diseases. PPARs, a subfamily of orphan IRs, have been implicated in processes that regulate plasma levels of very low density lipoproteins and triglycerides. See "Technology-- Intracellular Receptor Technology" for a discussion of PPARs and orphan IRs. Data implicate PPARs in the mechanism of action of lipid lowering drugs such as Lopid(R). There are three subtypes of the PPAR subfamily with defined novel aspects of their action-- alpha, beta and gamma. The subtype PPAR alpha appears to regulate the metabolism of certain lipids and is useful in treating hyperlipidemia. PPAR gamma plays a role in fat cell differentiation and cellular responses to insulin. Modulators of PPAR gamma activity (e.g., the glitazone class of insulin sensitizers) have utility in the management of type II diabetes. PPARs are believed to function in cells in partnership with RXRs. In addition to compounds that act directly on PPARs and that may have utility in various cardiovascular and metabolic diseases, certain retinoids are able to activate this RXR:PPAR complex (e.g., Targretin(R)capsules) and they may also have utility in these disorders. We have two collaborative partners, GlaxoSmithKline and Lilly, in the areas of cardiovascular and metabolic diseases, with two compounds in clinical development and two on an IND track.

        GlaxoSmithKline Collaboration.    In 1992, we entered into a research and development collaboration with Glaxo Wellcome plc (now GlaxoSmithKline) to discover and develop drugs for the prevention or treatment of atherosclerosis and other disorders affecting the cardiovascular system. The collaboration focuses on discovering drugs which produce beneficial alterations in lipid and lipoprotein metabolism in three project areas: (1) regulation of cholesterol biosynthesis and expression of a receptor which removes cholesterol from the blood stream, (2) the IRs influencing circulating HDL levels, and (3) PPARs, the subfamily of IRs activated by lipid lowering drugs, such as Lopid® and Atromid-S. The research phase was successfully completed in 1997 with the identification of a novel lead structure that activates selected PPAR subfamily members and the identification of a different lead compound that shows activity in preclinical models for lowering LDL cholesterol by up-regulating LDL receptor gene expression in liver cells. We retained the right to develop and commercialize products arising from the collaboration in markets not exploited by Glaxo or where Glaxo is not developing a product for the same indication.

        In 1999, two compounds were advanced to exploratory development: (1) GW544, a PPAR agonist in Phase I/II trials for cardiovascular disease and dyslipidemia; and (2) GW516, a second candidate that is in clinical development for cardiovascular disease and dyslipidemia. Cardiovascular disease affects more than 58 million Americans and is estimated to be responsible for 30% of all deaths worldwide each year.

        Eli Lilly Collaboration.    In November 1997, we entered into a research and development collaboration with Eli Lilly (“Lilly”) for the discovery and development of products based upon our IR technology with broad applications in the fields of metabolic diseases, including diabetes, obesity, dyslipidemia, insulin resistance and cardiovascular diseases associated with insulin resistance and obesity. Under the collaboration, Lilly received: (1) worldwide, exclusive rights to our compounds and technology associated with the RXR receptor in the field; (2) rights to use our technology to develop an RXR compound in combination with a SERM in cancer; (3) worldwide, exclusive rights in certain areas to our PPAR technology, along with rights to use PPAR research technology with the RXR technology; and (4) exclusive rights to our HNF-4 receptor and the obesity gene promoter technology. Lilly has the right to terminate the development of compounds under the agreements. We would receive rights to certain of such compounds in return for a royalty to Lilly, the rate of which is dependent on the stage at which the development is terminated. The initial research term concludes in November 2002. Lilly may extend the term for up to three additional years.

        Under the Lilly collaboration, we retained or received: (1) exclusive rights to independently research, develop and commercialize Targretin® and other RXR compounds in the fields of cancer and dermatology; (2) an option to obtain selected rights to one of Lilly’s specialty pharmaceutical products; and (3) rights to receive milestones, royalties and options to obtain certain co-development and co-promotion rights for the Lilly-selected RXR compound in combination with a SERM.

        Our rights under the initial agreements have changed. In connection with the acquisition of Seragen in 1998, we obtained from Lilly its rights to ONTAK® in satisfaction of our option to obtain selected rights to one of Lilly’s specialty pharmaceutical products. In 1999, we agreed to focus our collaborative efforts on the RXR modulator second-generation program, which has compounds with improved therapeutic indices relative to the three first-generation compounds, and on co-agonists of the PPAR receptor program. In early 1999, Lilly opted not to proceed with the development of certain first-generation compounds, including Targretin®, in the RXR program for diabetes. As a result of this decision, all rights to the oral form of Targretin® reverted to us and LGD1268 and LGD1324 returned to the pool of eligible RXR modulators for possible use in oncology in combination with a SERM under the collaboration agreement between Ligand and Lilly.

        In September 2000, Lilly declared LY510929, a PPAR agonist, a clinical candidate for development as a novel oral treatment for type II diabetes and cardiovascular disease, and, in December 2000, LY519818, another PPAR agonist, was also declared a clinical candidate for type II diabetes.

Inflammatory Disease Collaborative Program

        Abbott Collaboration.    In 1994, we entered into a research and development collaboration with Abbott Laboratories ("Abbott") to discover and develop small molecule compounds for the prevention or treatment of inflammatory diseases. The collaborative program includes several molecular approaches to discovering modulators of glucocorticoid receptor activity that have significantly improved therapeutic profiles relative to currently known anti-inflammatory steroids such as prednisone and dexamethasone. The collaboration is focused on the development of novel non-steroidal glucocorticoids that maintain the efficacy of corticosteroids that are currently used to treat inflammatory diseases, but lack some or all of corticosteroids' dose-limiting side effects. The research phase concluded in July 1999. Several compounds discovered during the collaboration have progressed to advanced preclinical testing in an effort to select a clinical candidate.

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

STATs/Blood Disorders Collaborative Program

        Our proprietary STAT technology is distinct from our IR technology platform. STATs are activated through a receptor located on the surface of the cell rather than a receptor located within the cell. STAT technology provides us with a second broadly enabling drug discovery platform that has potential applications in cancer, inflammation, asthma, allergy, infectious disease, anemia, obesity, diabetes and growth disorders. See "Technology" for a more complete discussion of our STAT technology. We are pursuing product development opportunities based on our STAT technology through a collaboration with GlaxoSmithKline.

        GlaxoSmithKline Collaboration.   In February 1995, we entered into a research and development collaboration with SmithKline Beecham (now GlaxoSmithKline) to utilize our proprietary STATs technology to discover and characterize small molecule, orally bioavailable drugs to control hematopoiesis (the formation and development of blood cells) for the treatment of a variety of blood cell deficiencies. In 1998, we announced the discovery of the first non-peptide small molecule that mimics in mice the activity of Granulocyte-Colony Stimulating Factor (“G-CSF”), a natural protein that stimulates production of infection-fighting neutrophils (a type of white blood cell). While this lead compound has only been shown to be active in mice, its discovery is a major scientific milestone and suggests that orally active, small molecule mimics can be developed not only for G-CSF, but for other cytokines as well.

        A number of lead series have been found that mimic the activity of natural growth factors for white cells and platelets. The optimization of compounds that mimic the activity of thrombopoietin, the protein that stimulates production of blood clotting platelets, is nearing completion. A decision on whether to progress a lead compound to an IND track is expected in 2001. The research phase concluded in February 2001.

        Under the collaboration, we have the right to select up to three compounds related to hematopoietic targets for development as anti-cancer products other than those compounds selected for development by GlaxoSmithKline. GlaxoSmithKline has the option to co-promote these products with us in North America and to develop and market them outside North America.

Dermatology Program

        Allergan.    In 1997, in conjunction with the buyback of Allergan Ligand Retinoid Therapeutics, Inc. (“ALRT”), we agreed with Allergan to restructure the terms and conditions relating to research, development, and commercialization and sublicense rights for the ALRT compounds. Under the restructured arrangement, we received exclusive, worldwide development, commercialization and sublicense rights to Panretin® capsules and Panretin® gel, LGD1550, LGD268 and LGD324. Allergan received exclusive, worldwide development, commercialization and sublicense rights to LGD4310, an RAR antagonist. Allergan also received LGD4326 and LGD4204, two advanced preclinical RXR selective compounds. In addition, we participated in a lottery with Allergan for each of the approximately 2,000 retinoid compounds existing in the ALRT compound library as of the closing date, with each party acquiring exclusive, worldwide development, commercialization and sublicense rights to the compounds which they selected. Ligand and Allergan will each pay the other a royalty based on net sales of products developed from the compounds selected by each in the lottery and the other ALRT compounds to which each acquires exclusive rights. We will also pay to Allergan royalties based on our net sales of Targretin® for uses other than oncology and dermatology indications. In the event that we license commercialization rights to Targretin® to a third party, we will pay to Allergan a percentage of royalties payable to us with respect to sales of Targretin® other than in oncology and dermatology indications. Allergan has one compound (AGN4310) in Phase II clinical development for mucocutaneous toxicity.

Technology

        In our successful efforts to discover new and important medicines, we and our exclusive academic collaborators and consultants have concentrated on two areas of research: advancing the understanding of the activities of hormones and hormone-related drugs and making scientific discoveries related to IR and STAT technologies. We believe that our expertise in these technologies will enable us to develop novel, small-molecule drugs acting through IRs or STATs with more target-specific properties than currently available drugs, resulting in either improved therapeutic and side effect profiles and new indications for IRs or novel mechanisms of action and oral activity for STATs. Both STATs and IRs are families of transcription factors that change cell function by selectively turning on or off particular genes in response to circulating signals that impinge on cells. In addition to our proprietary IR and STAT technologies, we acquired fusion protein technology, which was utilized by Seragen in the development of ONTAK®.

Intracellular Receptor Technology

        Hormones occur naturally within the body and control processes such as reproduction, cell growth, and differentiation. Hormones generally fall into two classes, the non-peptide hormones and the peptide hormones. The non-peptide hormones include the retinoids, sex steroids (estrogens, progestins and androgens), adrenal steroids (glucocorticoids and mineralocorticoids), vitamin D and thyroid hormone. These non-peptide hormones act by binding to their corresponding IRs to regulate the expression of genes in order to maintain and restore balanced cellular function within the body. Hormonal imbalances can lead to a variety of diseases. The hormones themselves and drugs that mimic or block hormone action may be useful in the treatment of these diseases. Furthermore, hormone mimics (agonists) or blockers (antagonists) can be used in the treatment of diseases in which the underlying cause is not hormonal imbalance. The effectiveness of the IRs as drug targets is clearly demonstrated by currently available drugs acting through IRs for several diseases. However, the use of most of these drugs has been limited by their often significant side effects. Examples of currently marketed hormone-related drugs acting on IRs are glucocorticoids (steroids used to treat inflammation), natural and synthetic estrogens and progesterones (used for hormone replacement therapy and contraception), tamoxifen (an estrogen antagonist used in the treatment of breast cancer), and various retinoids such as Accutane® and Retin-A® (used to treat acne) and Dovonex® (used to treat psoriasis).

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

        IR Subtypes.    For some of the non-peptide hormones, several closely related but non-identical IRs, known as IR subtypes, have been discovered. These include six subtypes of the IRs for retinoids, two subtypes of the IRs for thyroid hormone, two subtypes for the ER, and three subtypes for the PPARs. Patent applications covering many of these IR subtypes have been exclusively licensed by us. We believe that drugs capable of selective modulation of IR subtypes will allow more specific pharmacological intervention that is better matched to therapeutic need. Targretin®, an RXR selective molecule, was discovered as a result of our understanding of retinoid receptor subtypes.

        Retinoid Responsive IRs.   Retinoic acid, a derivative of Vitamin A, is one of the body’s natural regulatory hormones that has a broad range of biological actions, influencing cell growth, differentiation, programmed cell death and embryonic development. Many chemical analogues of retinoic acid, called retinoids, also have biological activity. Specific retinoids have been approved by the FDA for the treatment of psoriasis and certain severe forms of acne. Evidence also suggests that retinoids can be used to arrest and, to an extent, reverse the effects of skin damage arising from prolonged exposure to the sun. Other evidence suggests that retinoids are useful in the treatment of a variety of cancers, including kidney cancer and certain forms of leukemia. For example, all-trans-Retinoic-acid has been approved by the FDA for the treatment of acute promyelocytic leukemia. Retinoids have also shown an ability to reverse precancerous (premalignant) changes in tissues, reducing the risk of development of cancer, and may have potential as preventive agents for a variety of epithelial malignancies, including skin, head and neck, bladder and prostate cancer. Currently marketed retinoids, which were developed and commercialized prior to the discovery of retinoid-responsive IRs, cause significant side effects. These include severe birth defects if fetal exposure occurs, severe irritation of the skin and mucosal surfaces, elevation of plasma lipids, headache and skeletal abnormalities.

        The six RRs that have been identified to date can be grouped in two subfamilies —RARs and RXRs. Patent applications covering members of both families of RRs have been licensed exclusively to us primarily from The Salk Institute. The RR subtypes appear to have different functions, based on their distribution in the various tissues within the body and data arising from in vitro and in vivo studies, including studies of transgenic mice. Several of the retinoids currently in commercial use are either non-selective in their pattern of RR subtype activation or are not ideal drugs for other reasons. We are developing chemically synthesized retinoids that, by selectively activating RR subtypes, may preserve desired therapeutic effects while reducing side effects.

        We have three retinoid products approved by the FDA (Panretin® gel, Targretin® capsules and Targretin® gel) and four retinoid products in clinical trials (Panretin® capsules, Targretin® capsules, Targretin® gel and LGD1550 capsules). Panretin® gel and Panretin® capsules incorporate 9-cis retinoic acid, a retinoid isolated and characterized by us in 1991 in collaboration with scientists at The Salk Institute and Baylor. 9-cis retinoic acid is the first non-peptide hormone discovered in over 25 years and appears to be a natural ligand for the RAR and RXR subfamilies of retinoid receptors. Bexarotene, the active substance in Targretin®, is a synthetic retinoid developed by us that shows selective retinoid receptor subtype activity that is different from that of 9-cis retinoic acid, the active substance in Panretin®. Targretin® selectively activates a subclass of retinoid receptors called RXRs. RXRs play an important role in the control of a variety of cellular functions. LGD1550 is a potent RAR agonist that strongly inhibits growth of several human cancer cell lines.

        RXRs.    RXRs can form a dimer with numerous IRs, such as the RAR, thyroid hormone receptor and vitamin D receptor. While RXRs are widely expressed, their IR partners are more selectively expressed in different tissues, such as liver, fat or muscle. As a result, compounds that bind RXRs offer the unique potential to treat a variety of diseases, including cancer and metabolic diseases. In preclinical models of type II diabetes, RXR agonists appear to stimulate the physiological pathways responsive to RXR-PPAR receptor partners expressed in key target tissues that are involved in glucose metabolism. As a result, a discrete set of genes is activated in these tissues, resulting in a decrease in serum glucose levels and insulin.

        Orphan Receptors.   Over 50 additional members of the IR superfamily, which do not interact with the known non-peptide hormones, have been discovered. These members of the IR superfamily have been designated orphan receptors. We believe that among the orphan IRs may be receptors for uncharacterized small molecule hormones and that the physiological roles of the various orphan IRs are likely to be diverse. We devised strategies to isolate small molecules that interact with orphan IRs. In 1999, we invested in and exclusively licensed specified orphan IR technology to a new private corporation, X-Ceptor Therapeutics, Inc., which is conducting research to identify therapeutic products from orphan nuclear receptors. Please see note 10 of notes to consolidated financial statements for further details regarding our investment in X-Ceptor.

Signal Transducers and Activators of Transcription Technology

        STATs are a family of proteins that are a key part of the signal transduction pathway for a variety of biologically important polypeptide hormones (e.g., interferons, interleukins, leptin, and hematopoietic growth factors). STATs play a role in the biology of cytokines and growth factors functionally analogous to that played by IRs in the biology of the non-peptide hormones. When various cytokines or growth factors bind to their receptors on the cell surface, this triggers the activation of specific members of the JAKs, which in turn activate specific STATs. The activated STATs enter the cell nucleus and bind to the control regions of specific target genes and alter their expression, thereby modulating physiologic or pathophysiologic processes.

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

        In certain conditions it may prove beneficial to block the actions of specific cytokines. In other pathological states, there is insufficient activity of specific cytokines. For example, in patients with chronic renal failure, diminished erythropoietin (“EPO”) release by the damaged kidneys results in the inadequate production of red blood cells, causing anemia. Recombinant human EPO protein (Epogen®) can be administered to correct this anemia effectively, but must be injected. Other cytokines are useful as injected protein medicines, including interferons (Intron-A®, Roferon®, Betaseron®), interleukins (Proleukin®), G-CSF (Neupogen®). Each of these and many other cytokines appear to exert their actions through JAK/STAT signal transduction pathways.

        We have established a collaboration with GlaxoSmithKline to discover and characterize small molecule drugs to modulate specific JAK/STAT pathways to control the formation of red, white and platelet blood cells for treating patients with cancer, anemia, or platelet deficiency disorders. Proof of principle for this approach was achieved with GlaxoSmithKline in the area of G-CSF and thrombopoietin mimics.

Fusion Protein Technology

        Our fusion protein technology was developed by Seragen, which we acquired in 1998. Seragen's fusion proteins consist of a fragment of diphtheria toxin genetically fused to a ligand that binds to specific receptors on the surface of target cells. Once bound to the cell, the fusion proteins are designed to enter the cell and destroy the ability of the cell to manufacture proteins, resulting in cell death. Using this platform, Seragen genetically engineered six fusion proteins, each of which consists of a fragment of diphtheria toxin fused to a different targeting ligand, such as a polypeptide hormone or growth factor. ONTAK®, which is approved in the U.S. for the treatment of patients with persistent or recurrent CTCL, is a fusion protein consisting of a fragment of diphtheria toxin genetically fused to a part of interleukin-2. In addition to treatment of CTCL, fusion proteins may have utility in oncology, dermatology, infectious diseases and autoimmune diseases. Seragen has entered into exclusive license agreements with Harvard University and other parties for patents related to fusion protein technology and has been issued four U.S. patents for improvements in the technology licensed from Harvard University.

Academic Collaborations

        To date, we have licensed technology from The Salk Institute, Baylor College of Medicine and Rockefeller University and developed relationships with key scientists to further the development of our core IR and STAT technologies.

        The Salk Institute of Biological Studies.    In 1988, we established an exclusive relationship with The Salk Institute, which is one of the research centers in the area of IR technology. Under our agreement, we have an exclusive, worldwide license to certain IR technology developed in the laboratory of Dr. Ronald Evans, a Salk professor and Howard Hughes Medical Institute Investigator. Dr. Evans cloned and characterized the first IR in 1985 and is an inventor of the co-transfection assay used by us to screen for IR modulators. Under the agreement, we are obligated to make certain royalty payments based on sales of certain products developed using the licensed technology, as well as certain minimum annual royalty payments.

        We have also entered into an exclusive consulting agreement with Dr. Evans that continues through July 2001. Dr. Evans serves as Chairman of Ligand's Scientific Advisory Board.

        Baylor College of Medicine.   In 1990, we established an exclusive relationship with Baylor, which is a center of IR technology. We entered into a series of agreements with Baylor under which we have an exclusive, worldwide license to IR technology developed at Baylor and to future improvements made in the laboratory of Dr. Bert W. O’Malley through the life of the related patents. Dr. O’Malley is a professor and the Chairman of the Department of Cell Biology at the Baylor College of Medicine and the Director of the Center for Reproductive Biology who leads IR research at that institution.

        We work closely with Dr. O’Malley and Baylor in scientific IR research, particularly in the area of sex steroids and orphan IRs. Under the agreement, we are obligated to make payments to Baylor College of Medicine in support of research done in Dr. O’Malley’s laboratory through March 2003. We are also obligated to make certain royalty payments based on the sales of products developed using the licensed technology. We have entered into a consulting agreement with Dr. O’Malley that will continue through September 2002. Dr. O’Malley is a member of Ligand’s Scientific Advisory Board.

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

        Certain raw materials necessary for the commercial manufacturing of our products are custom and must be obtained from a specific sole source. In addition, our finished products are produced by sole source manufacturers. We currently attempt to manage the risk associated with such sole source raw materials and production by actively managing our inventories and supply and production arrangements. We attempt to remain appraised of the financial condition of our suppliers and their ability to continue to supply our raw materials and finished products in an uninterrupted and timely manner. Unavailability of certain materials or the loss of current sources of production could cause an interruption in production and a reduced supply of finished product pending establishment of new sources, or in some cases, implementation of alternative processes. For a discussion of the risks associated with manufacturing, see “Risks and Uncertainties.”

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

Research and Development Expenses

        Research and development expenses were $51.3 million, $59.4 million and $70.3 million in fiscal 2000, 1999 and 1998 respectively, of which approximately 68%, 73% and 75% we sponsored, and the remainder of which was funded pursuant to collaborative research and development arrangements.

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

        Our competitive position also depends upon our ability to attract and retain qualified personnel, obtain patent protection or otherwise develop proprietary products or processes and secure sufficient capital resources for the often substantial period between technological conception and commercial sales. For a discussion of the risks associated with competition, see “Risks and Uncertainties.”

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

        The steps required before a pharmaceutical agent may be marketed in the United States include (1) preclinical laboratory tests, (2) the submission to the FDA of an IND, which must become effective before human clinical trials may commence, (3) adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug, (4) the submission of a NDA to the FDA and (5) the FDA approval of the NDA prior to any commercial sale or shipment of the drug. A company must pay a one-time user fee for NDA submissions, and annually pay user fees for each approved product and manufacturing establishment. In addition to obtaining FDA approval for each product, each domestic drug-manufacturing establishment must be registered with the FDA and in California, with the Food and Drug Branch of California. Domestic manufacturing establishments are subject to pre-approval inspections by the FDA prior to marketing approval and then to biennial inspections and must comply with current Good Manufacturing Practices (“cGMP”). To supply products for use in the United States, foreign manufacturing establishments must comply with cGMP and are subject to periodic inspection by the FDA or by regulatory authorities in such countries under reciprocal agreements with the FDA.

        For both currently marketed and future products, failure to comply with applicable regulatory requirements after obtaining regulatory approval can, among other things, result in the suspension of regulatory approval, as well as possible civil and criminal sanctions. In addition, changes in existing regulations could have a material adverse effect to us.

        For marketing outside the United States before FDA approval to market, we must submit an export permit application to the FDA. We also will be subject to foreign regulatory requirements governing human clinical trials and marketing approval for drugs. The requirements relating to the conduct of clinical trials, product licensing, pricing and reimbursement vary widely from country to country and there can be no assurance that we or any of our partners will meet and sustain any such requirements. For a discussion of the risks associated with government regulations, see “Risks and Uncertainties.”

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

        To date, we have filed or participated as licensee in the filing of approximately 108 currently pending patent applications in the United States relating to our technology, as well as foreign counterparts of certain of these applications in many countries. In addition, we own or are the exclusive licensee to rights covered by approximately 190 patents issued, granted or allowed worldwide, which patents expire between 2013 and 2018. Subject to compliance with the terms of the respective agreements, our rights under our licenses with our exclusive licensors extend for the life of the patents covering such developments. For a discussion of the risks associated with patent and proprietary rights, see “Risks and Uncertainties.”

Human Resources

        As of February 28, 2001, we had 356 full-time employees, of whom 207 were involved directly in scientific research and development activities. Of these employees, approximately 64 hold Ph.D. or M.D. degrees.

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

        We were founded in 1987. We have incurred significant losses since our inception. At December 31, 2000, our accumulated deficit was $542.7 million. To date, we have received the majority of our revenues from our collaborative arrangements and only began receiving revenues from the sale of pharmaceutical products in 1999. To become profitable, we must successfully develop, clinically test, market and sell our products. Even if we achieve profitability, we cannot predict the level of that profitability or whether we will be able to sustain profitability. We expect that our operating results will fluctuate from period to period as a result of differences in when we incur expenses and receive revenues from product sales, collaborative arrangements and other sources. Some of these fluctuations may be significant.

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

We are building marketing and sales capabilities in the United States and Europe which is an expensive and time-consuming process.

        Developing the sales force to market and sell products is a difficult, expensive and time-consuming process. We have developed an approximate 50 person U.S. sales force, some of which are contracted from a third party, and rely on third parties to distribute our products. The distributor is responsible for providing many marketing support services, including customer service, order entry, shipping and billing, and customer reimbursement assistance. In Europe, we will rely initially on other companies to distribute and market our products. We have entered into agreements for the marketing and distribution of our products in territories such as the United Kingdom, Germany, France, Spain, Portugal, Greece, Italy, and Central and South America and have established a subsidiary, Ligand Pharmaceuticals International, Inc., with a branch in London, England, to prepare for our European marketing and operations. We may not be able to continue to expand our sales and marketing capabilities sufficiently to successfully commercialize our products in the territories where they receive marketing approval. To the extent we enter into co-promotion or other licensing arrangements, any revenues we receive will depend on the marketing efforts of others, which may or may not be successful.

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

        We and our subsidiaries may not have sufficient funds to make required payments due under existing debt. If we or our subsidiaries do not have adequate funds, we will be forced to refinance the existing debt and may not be successful in doing so. Our subsidiary, Glycomed, is obligated to make payments under convertible subordinated debentures in the total principal amount of $50 million. The debentures incur interest semi-annually at a rate of 7 ½% per annum, are due in 2003 and convertible into our common stock at $26.52 per share. In addition, at December 31, 2000, we had outstanding a $2.5 million convertible note to GlaxoSmithKline due in 2002 with interest at prime and convertible into our common stock at $13.56 per share. We also had outstanding $79.8 million in zero coupon convertible senior notes to Elan, due 2008 with an 8% per annum yield to maturity and convertible into our common stock at approximately $14 per share. Glycomed’s failure to make payments when due under its debentures would cause us to default under the outstanding notes to Elan.

We may require additional money to run our business and may be required to raise this money on terms which are not favorable to our existing stockholders.

        We have incurred losses since our inception and do not expect to generate positive cash flow to fund our operations for one or more years. As a result, we may need to complete additional equity or debt financings to fund our operations. Our inability to obtain additional financing could adversely affect our business. Financings may not be available on acceptable terms. In addition, these financings, if completed, still may not meet our capital needs and could result in substantial dilution to our stockholders. For instance, the zero coupon convertible senior notes outstanding to Elan are convertible into common stock at the option of Elan, subject to some limitations, and in January 2001 we issued 2 million shares of our common stock in a private placement. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate one or more of our drug development programs. Alternatively, we may be forced to attempt to continue development by entering into arrangements with collaborative partners or others that require us to relinquish some or all of our rights to technologies or drug candidates that we would not otherwise relinquish.

We face substantial competition.

        Some of the drugs that we are developing and marketing will compete with existing treatments. In addition, several companies are developing new drugs that target the same diseases that we are targeting and are taking IR-related and STAT-

related approaches to drug development. Many of our existing or potential competitors, particularly large drug companies, have greater financial, technical and human resources than us and may be better equipped to develop, manufacture and market products. Many of these companies also have extensive experience in preclinical testing and human clinical trials, obtaining FDA and other regulatory approvals and manufacturing and marketing pharmaceutical products. In addition, academic institutions, governmental agencies and other public and private research organizations are developing products that may compete with the products we are developing. These institutions are becoming more aware of the commercial value of their findings and are seeking patent protection and licensing arrangements to collect payments for the use of their technologies. These institutions also may market competitive products on their own or through joint ventures and will compete with us in recruiting highly qualified scientific personnel.

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

        In addition, the efforts of governments and third-party payors to contain or reduce the cost of health care will continue to affect the business and financial condition of drug companies such as us. A number of legislative and regulatory proposals to change the health care system have been discussed in recent years. In addition, an increasing emphasis on managed care in the United States has and will continue to increase pressure on drug pricing. We cannot predict whether legislative or regulatory proposals will be adopted or what effect those proposals or managed care efforts may have on our business. The announcement and/or adoption of such proposals or efforts could adversely affect our profit margins and business.

We rely heavily on collaborative relationships and termination of any of these programs could reduce the financial resources available to us.

        Our strategy for developing and commercializing many of our potential products, including products aimed at larger markets, includes entering into collaborations with corporate partners, licensors, licensees and others. These collaborations provide us with funding and research and development resources for potential products for the treatment or control of metabolic diseases, hematopoiesis, women’s health disorders, inflammation, cardiovascular disease, cancer and skin disease, and osteoporosis. These agreements also give our collaborative partners significant discretion when deciding whether or not to pursue any development program. Our collaborations may not continue or be successful.

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

Future sales of our common stock may depress our stock price.

        Sales of substantial amounts of our common stock in the public market could seriously harm prevailing market prices for our common stock. These sales might make it difficult or impossible for us to sell additional securities when we need to raise capital.

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

Item 2. Properties

        We currently lease and occupy office and laboratory facilities in San Diego, California. These include a 52,800 square foot facility leased through July 2015, an 82,500 square foot facility leased through February 2014, and a 7,500 square foot facility leased through February 2002. We believe these facilities will be adequate to meet our near-term space requirements.

Item 3. Legal Proceedings

        Seragen, Inc., our subsidiary, and Ligand, were named parties to Sergio M. Oliver, et al. v. Boston University, et al., a putative shareholder class action filed on December 17, 1998 in the Court of Chancery in the State of Delaware in and for New Castle County, C.A. No. 16570NC, by Sergio M. Oliver and others against Boston University and others, including Seragen, its subsidiary Seragen Technology, Inc. and former officers and directors of Seragen. The complaint, as amended, alleged that Ligand aided and abetted purported breaches of fiduciary duty by the Seragen related defendants in connection with the acquisition of Seragen by Ligand and made certain misrepresentations in related proxy materials and seeks compensatory and punitive damages of an unspecified amount. Defendants thereafter filed motions to dismiss all claims. Rather than oppose the motion, plaintiffs sought and obtained permission to file a second amended complaint asserting essentially the same claims with a shorter class period. On August 23, 1999, defendants again filed motions to dismiss all claims of the second amended complaint. On July 25, 2000, the Delaware Chancery Court granted in part and denied in part defendants’ motions. Seragen, Ligand, Seragen Technology, Inc. and our acquisition subsidiary, Knight Acquisition Corporation were dismissed from the action. Claims alleging common law fraud and negligent misrepresentation were also dismissed. Claims of breach of fiduciary duty remain against the remaining defendants, including the former officers and directors of Seragen. On October 10, 2000, plaintiffs filed a motion for class certification, which the remaining defendants have opposed. The hearing on the plaintiffs’ motion for class certification took place on February 26, 2001. The court took the matter under submission and has not yet issued a ruling. The litigation is currently in the discovery phase. While Ligand and its subsidiary Seragen have been dismissed from the action, such dismissal is subject to a possible subsequent appeal upon judgment in the action against the remaining parties.

        On September 21, 2000, a class action lawsuit was filed in the Superior Court of the State of California against Ligand and a specified former employee of Ligand. The complaint, as amended, alleges claims of invasion of privacy, negligence, fraud and deceit, and negligent infliction of emotional distress based on, among other things, an allegation that Ligand, as successor-in-interest to our Glycomed subsidiary and by reason of its position as employer, negligently and fraudulently allowed a former employee to access and publish private information of the plaintiffs. The complaint seeks damages of an unspecified amount on behalf of a class of plaintiffs consisting of former employees of Glycomed Incorporated. Plaintiffs have not yet filed a motion for class certification. The litigation is currently in the discovery phase.

        We believe that each of these lawsuits is without merit and intend to vigorously defend against each of such lawsuits. Due to the uncertainty of the ultimate outcome of these matters, the impact on future financial results is not subject to reasonable estimates.

Item 4. Submission of Matters to a Vote of Security Holders

        There were no matters submitted to a vote of security holders in the fourth quarter ended December 31, 2000.

PART II

Item 5. Markets for Registrant’s Common Stock and Related Stockholder Matters

(a) Market Information

        Our common stock trades on the Nasdaq National Market tier of the Nasdaq Stock Market under the symbol "LGND." The following table sets forth the high and low sales prices for our common stock on the Nasdaq National Market for the periods indicated.

                                                  High          Low
                                               ---------     -------
Year Ended December 31, 1999:
1st Quarter...............................     $ 14 3/4     $  8 3/16
2nd Quarter...............................       11 7/16       8 3/16
3rd Quarter...............................       11 3/16       6 7/16
4th Quarter...............................       13 7/8        7 1/2

Year Ended December 31, 2000:
1st Quarter...............................    $  26 1/2     $ 12 1/2
2nd Quarter...............................       18 11/16      9 11/16
3rd Quarter...............................       14           10
4th Quarter...............................       16 5/16      10 1/2

(b) Holders

        As of February 28, 2001, there were approximately 2,300 holders of record of the common stock.

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

                                             Year Ended December 31,
                               ------------------------------------------------
                                2000       1999      1998      1997      1996
                               --------  --------  --------  --------  --------
                                   (in thousands, except loss per share data)

CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Product sales (1).............$ 22,910  $ 11,307  $    406  $    418  $    --
Collaborative research
 and development
 and other revenues ..........  25,200    26,978    17,267    51,281   36,842
Cost of products sold (1).....   8,591     3,563       466       520       --
Research and
 development expenses.........  51,287    59,442    70,273    71,906   59,494
Loss from operations (2) ..... (45,882)  (61,293) (114,634)  (95,805) (32,857)
Loss before cumulative
 effect of a change
 in accounting principle ..... (59,277)  (74,719) (117,886) (100,150) (37,313)
Cumulative effect
 on prior years
 (to December 31, 1999)
 of changing method of
 revenue recognition (3) ..... (13,099)        --       --        --       --
Net loss...................... (72,376)  (74,719) (117,886) (100,150) (37,313)

Basic and diluted per share amounts:
   Loss before cumulative
    effect of a change in
    accounting principle ..... $ (1.06)  $ (1.58)  $ (2.92)  $ (3.02)  $ (1.30)
   Cumulative effect
    on prior years
    (to December 31, 1999)
    of changing method of
    revenue recognition (3)...   (0.24)       --        --        --        --
                               --------  --------  --------  --------  --------
   Net loss................... $ (1.30)  $ (1.58)  $ (2.92)  $ (3.02)  $ (1.30)
                               ========  ========  ========  ========  ========
Weighted average
 number of common shares.....55,664,921 47,146,312 40,392,421 33,128,372 28,780,914
                             ========== ========== ========== ========== ==========

Pro forma amounts assuming the new revenue
 recognition method is applied retroactively:
   Net loss...................$(59,277) $(73,131)$(114,136)$(118,587) $(37,313)
                               ========  ========  ========  ========  ========
   Basic and diluted
    net loss per share ....... $ (1.06)  $ (1.55)  $ (2.83)  $ (3.58)  $ (1.30)
                               ========  ========  ========  ========  ========

                                           Year Ended December 31,
                          -----------------------------------------------------
                               2000       1999      1998      1997      1996
                          ---------  ---------  ---------  ---------  ---------
                                              (in thousands)
CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents,
 short term investments
 and restricted
 investments (4)......... $  25,097  $  49,166  $  72,521  $  86,287  $  84,179
Working capital..........    16,234     35,978     51,098     62,399     71,680
Total assets.............   113,422    134,645    156,020    107,423    102,140
Long-term debt ..........   134,405    136,634     90,487     51,379     53,914
Accumulated deficit......  (542,725)  (470,349)  (395,630)  (277,744)  (177,594)
Total stockholders'
 equity (deficit) .......   (55,125)   (25,590)   (11,362)    34,349     34,461

(1)	We began selling ONTAK® and Panretin® gel in 1999 and Targretin® capsules and Targretin® gel in 2000.
(2)	Includes write-offs of $5 million in 1999, $45 million in 1998 and $65 million in 1997 related to technology acquired from Elan in 1999 and 1998, the acquisition of Seragen in 1998, and the acquisition of ALRT in 1997.
(3)	In 2000, we changed our policy for the recognition of revenue related to up-front fees in accordance with a new accounting pronouncement. See note 2 (revenue recognition) of notes to consolidated financial statements.
(4)	In January 2001, we received net cash proceeds of $10 million from the issuance of convertible notes to Elan and $22.4 million from a private placement of our common stock. The convertible notes were issued to Elan on December 29, 2000 and the funds received on January 2, 2001.

Item 7. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

        This annual report may contain predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties, including those discussed at "Risks and Uncertainties" in "Item 1 - Business" above. This outlook represents our current judgment on the future direction of our business. Such risks and uncertainties could cause actual results to differ materially from any future performance suggested. We undertake no obligation to release publicly the results of any revisions to these forward-looking statements to reflect events or circumstances arising after the date of this annual report.

Overview

        Our goal is to build a profitable pharmaceutical company which discovers, develops and markets new drugs that address critical unmet medical needs of patients in the areas of cancer, men’s and women’s health and skin diseases, as well as osteoporosis, metabolic, cardiovascular and inflammatory diseases. Internal and collaborative research and development programs utilize our proprietary science technology based on our leadership position in gene transcription technology. Our proprietary technologies involve two natural mechanisms that regulate gene activity: (1) non-peptide hormone activated IRs and (2) cytokine and growth factor activated STATs.

        In 1999, we received marketing approval in the United States for Panretin gel for the treatment of Kaposi’s sarcoma in AIDS patients, ONTAK for the treatment of patients with persistent or recurrent cutaneous T-cell lymphoma or CTCL, and Targretin capsules for the treatment of CTCL in patients who are refractory to at least one prior systemic therapy. In June 2000, Targretin gel was granted marketing approval in the United States for the treatment of patients with early stage CTCL. In addition, in May 2000, our strategic partner Elan submitted a new drug application for its product Morphelan for pain management in cancer and HIV patients. We have the exclusive marketing rights to Morphelan in the United States and Canada. In Europe, we were granted a marketing authorization for Panretin gel in October 2000 and have been recommended for a marketing authorization for Targretin capsules. We expect to launch Panretin gel in Europe in the second half of 2001 after pricing has been approved.

        During 2000, we were also involved in the research phase of research and development collaborations with Bristol-Myers Squibb Company, Eli Lilly and Company, Organon Company, SmithKline Beecham Corporation (now GlaxoSmithKline), and the Parke-Davis Pharmaceutical research division of Warner-Lambert Company. Collaborations in the development phase are being pursued by Abbott Laboratories, Allergan, Inc., American Home Products, and GlaxoWellcome plc (now GlaxoSmithKline). We receive funding during the research phase of the arrangements and milestone and royalty payments as products are developed and marketed by our corporate partners. Please see note 9 of notes to consolidated financial statements for further details regarding our research and development collaborations.

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

Results of Operations

Year Ended December 31, 2000 ("2000"), as compared with Year Ended December 31, 1999 ("1999")

        Total revenues for 2000 were $48.1 million, an increase of $7.2 million as compared to 1999 revenues of $40.9 million. Loss from operations for 2000 was $45.9 million, a decrease of $15.4 million as compared to 1999. Loss before cumulative effect of a change in accounting principle for 2000 was $59.3 million or $(1.06) per share, a decrease of $15.4 million as compared to the 1999 net loss of $74.7 million or $(1.58) per share.

        During 2000, we implemented a new accounting pronouncement that changed our method of revenue recognition for non-refundable up-front fees received in multiple element contractual arrangements. The new accounting pronouncement requires the deferral of up-front fees with recognition over the term of the contractual arrangement. The cumulative effect of this change to December 31, 1999 was to increase 2000 net loss by $13.1 million or $(0.24) per share. However, the effect on 2000 was to reduce net loss by $1.3 million or $0.02 per share. For additional details, please see “New Accounting Pronouncements” below and note 2 (revenue recognition) of the notes to consolidated financial statements.

        Product sales for 2000 were $22.9 million, as compared to $11.3 million in 1999. The increase of $11.6 million is primarily due to $13.2 million in 2000 revenues from sales of ONTAK, approved for marketing in the United States in February 1999, up from $8.2 million in 1999, $6.7 million in 2000 revenues from sales of Targretin capsules, approved for marketing in the United States in December 1999, and $1.1 million in 2000 revenues from Targretin gel, approved for marketing in the United States in June 2000, offset by a decrease of $900,000 on sales of Panretin gel.

        Collaborative research and development and other revenues for 2000 were $25.2 million, a decrease of $1.8 million as compared to 1999. In 2000, collaborative research and development revenues increased $7.2 million as compared to 1999. This increase was primarily due to $4.7 million earned on two new collaborations entered into in 2000 and $3.7 million from the recognition of a portion of an up-front fee received in a prior year that was deferred in accordance with the new accounting pronouncement. This increase was offset by the absence in 2000 of 1999 revenues of $5.1 million from royalty transactions and a $2.3 million reduction of revenue earned on distribution agreements. The royalty transactions were specific to 1999, while $2.25 million of the 1999 revenue from distribution agreements was up-front payments subject to the new accounting pronouncement. The year to year comparison of collaborative research and development and other revenues is as follows ($,000):

                                               Year Ended December 31,
                                                 2000           1999
                                            ------------    ------------

  Collaborative research and development     $   23,135     $   15,954
  Distribution agreements                           922          3,250
  Royalties                                          --          5,102
  Other                                           1,143          2,672
                                            ------------   ------------
                                             $   25,200     $   26,978
                                            ============   ============

        Certain customers accounted for greater than 10% of total revenues in 2000 and 1999. For additional details, please see note 2 (revenue recognition) of the notes to consolidated financial statements.

        Contract manufacturing revenues and costs for 1999 were $2.6 million and $6.9 million, respectively, which were generated under contract manufacturing agreements performed at Marathon Biopharmaceuticals. The assets of Marathon were sold on January 7, 2000. For additional details, please see note 6 (sale of contract manufacturing assets) of the notes to consolidated financial statements.

        Cost of products sold increased from $3.6 million in 1999 to $8.6 million in 2000. The increase is due primarily to the increased sales of ONTAK in 2000 and the launch of Targretin capsules in January 2000 and Targretin gel in August 2000.

        Research and development expenses were $51.3 million in 2000, compared to $59.4 million in 1999. The decrease is primarily due to a general reduction of research and development activities with an increased focus on commercialization of our new products. Specifically, research and development costs were incurred in 1999 related to Targretin capsules, submitted as a new drug application in June 1999 and approved for marketing in the United States in December 1999, and Targretin gel, submitted as a new drug application in December 1999 and approved for marketing in the United States in June 2000.

        Selling, general and administrative expenses were $34.1 million in 2000, up from $27.3 million in 1999. The increase was due primarily to increased selling and marketing costs associated with the expansion of our U.S. based sales force from approximately 20 to approximately 40 representatives in late 1999 to support our increased sales efforts, marketing activities related to the launch of Targretin capsules and Targretin gel in 2000, and continued promotion of ONTAK and Panretin gel.

        The debt conversion expense relates to incentives provided to Elan for their early conversion of outstanding zero coupon convertible senior notes. For additional details regarding the note conversions, please see note 5 (financing arrangement) of the notes to consolidated financial statements.

        We have significant net operating loss carry forwards for federal and state income taxes. For additional details, please see note 11 of the notes to consolidated financial statements.

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

        In 1999, we wrote off $5 million related to a milestone payment made to Elan under the license agreement for its product Morphelan. In 1998 we wrote off $30 million of acquired in-process technology related to the merger with Seragen and $15 million related to the license agreement with Elan. For additional details, please see notes 5 (license agreement) and 6 (merger), respectively, of the notes to consolidated financial statements.

        Product sales for 1999 were $11.3 million, as compared to $406,000 in 1998. The increase is due to revenues from sales of ONTAK and Panretin gel, approved by the FDA in February 1999.

        Collaborative research and development and other revenues for 1999 were $27 million, an increase of $9.7 million over 1998. The increase in 1999 was due primarily to $5.1 million of revenue earned under royalty arrangements and $3.3 million earned in connection with distribution agreements entered into in 1999. The year-to-year comparison of collaborative research and development and other revenues is as follows ($,000):

                                               Year Ended December 31,
                                                 1999           1998
                                            ------------    ------------
  Collaborative research and development      $15,954          $16,914
  Royalties                                     5,102            -- --
  Distribution agreements                       3,250            -- --
  Other                                         2,672              353
                                            ------------    ------------
                                              $26,978          $17,267
                                            ============    ============

        Certain customers accounted for greater than 10% of total revenues in 1999 and 1998. For additional details, please see note 2 (revenue recognition) of the notes to consolidated financial statements.

        Contract manufacturing revenues and costs for 1999 were $2.6 million and $6.9 million, respectively, which were generated under contract manufacturing agreements performed at the Marathon facility acquired in January 1999.

        Cost of products sold increased from $466,000 in 1998 to $3.6 million in 1999. The increase is due to manufacturing costs, amortization of acquired technology, and royalty expenses associated with the sale of ONTAK and Panretin gel.

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

        Interest expense in 1999 was $13 million, an increase of $4.7 million over 1998. The increase is due to the accretion related to the $100 million in issue price of zero coupon convertible notes issued to Elan in November 1998 ($40 million), July 1999 ($40 million) and August 1999 ($20 million). The debt conversion expense of $2.2 million relates to the incentive provided to Elan for their conversion of $20 million in notes in December 1999. For additional details, please see note 5 (financing arrangement) of the notes to consolidated financial statements.

Liquidity and Capital Resources

        We have financed our operations through private and public offerings of our equity securities, collaborative research and development and other revenues, issuance of convertible notes, capital and operating lease transactions, equipment financing arrangements, product sales and investment income.

        Working capital was $16.2 million at December 31, 2000 as compared to $36 million at December 31, 1999. Cash, cash equivalents, short-term investments, restricted investments, and the $10 million of funds receivable from Elan, totaled $35.1 million at December 31, 2000 as compared to $49.2 million at December 31, 1999. However, in January 2001, we raised approximately $22.4 million in a private placement of 2 million shares of our common stock. We primarily invest our cash in United States government and investment grade corporate debt securities.

        Significant cash inflows in 2000 included $14.2 million of net cash received from the issuance our common stock upon the exercise of outstanding stock options and warrants, net cash proceeds of $9.7 million resulting from the sale of our contract manufacturing assets, $1.4 million from equipment financing arrangements and $1.1 million from the sale of an investment security. Significant cash out flows included $47.4 million of net cash used to finance operating activities in 2000, as compared to $60.5 million in 1999, $4.2 million in payments under equipment financing arrangements and $1.1 million in purchases of property and equipment.

        Our subsidiary, Glycomed, is obligated to make payments under convertible subordinated debentures in the total principal amount of $50 million. The debentures pay interest semi-annually at a rate of 7 ½% per annum, are due in 2003 and are convertible into our common stock at $26.52 per share. In addition, at December 31, 2000, we also had outstanding a $2.5 million convertible note to SmithKline Beecham Corporation, due in 2002 with interest at prime and convertible into our common stock at $13.56 per share, and $79.8 million in zero coupon convertible senior notes to Elan, due 2008 with an 8% per annum yield to maturity and convertible into our common stock at approximately $14 per share. The final $10 million of such notes was issued on December 29, 2000 with the related cash received on January 2, 2001.

        Certain of our property and equipment is pledged as collateral under various equipment financing arrangements. As of December 31, 2000, $8.3 million was outstanding under such arrangements with $3.5 million classified as current. Our equipment financing arrangements have terms of three to seven years with interest ranging from 6.75% to 11.02%. We lease our office and research facilities under operating lease arrangements with varying terms through July 2015.

        We may be required to make a milestone payment of $5 million to Elan and are required to spend not less than $7 million through May 2003 for clinical expenditures under the Morphelan license agreement. The milestone payment to Elan may be made through the issuance of shares of our common stock. For additional details, please see note 5 (license agreement) of the notes to consolidated financial statements.

        We believe our available cash, cash equivalents, short-term investments and existing sources of funding will be adequate to satisfy our anticipated operating and capital requirements through at least the next 12 months. Our future operating and capital requirements will depend on many factors, including: the effectiveness of our commercialization activities; the pace of scientific progress in our research and development programs; the magnitude of these programs; the scope and results of preclinical testing and clinical trials; the time and costs involved in obtaining regulatory approvals; the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims; competing technological and market developments; the ability to establish additional collaborations or changes in existing collaborations; the efforts of our collaborators; and the cost of manufacturing.

Financial Condition

December 31, 2000 ("2000"), as compared with December 31, 1999 ("1999")

        Property and equipment decreased $9.6 million due to the sale of our contract manufacturing assets in January 2000, which included tangible assets of $6.7 million, and 2000 depreciation of $3.9 million, offset by 2000 purchases of $1.1 million. Acquired technology increased $2 million due to the capitalization of a $5 million milestone obligation to Lilly related to cumulative sales of ONTAK offset by 2000 amortization of $3 million.

        Accrued liabilities increased $4.5 million primarily due to recognition of the $5 million ONTAK obligation to Lilly offset by the payment of $1 million in other liabilities associated with the sale of our contract manufacturing assets. Deferred revenues increased $11.1 million due primarily to implementation of the new accounting pronouncement on revenue recognition that resulted in the deferral of $11.8 million of non-refundable up-front fees received in prior years. Zero coupon convertible senior notes decreased $5.5 million due to Elan’s conversion of $20 million in original issue price of such notes plus $1 million in accrued interest offset by 2000 accretion of $5.5 million and the issuance of $10 million of additional notes in December 2000.

        Stockholders’ deficit increased $29.5 million due primarily to the 2000 net loss of $72.4 million offset by $41.3 million in net equity from the issuance of 3.8 million shares of our common stock and amortization of deferred warrant expense of $1.4 million. In 2000, common stock was issued related to Elan’s note conversion, Elan’s early conversion incentive, the payment of the Morphelan milestone, and the exercise of outstanding stock options and warrants.

New Accounting Pronouncements

        Revenue Recognition -    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements. SAB No. 101 provides guidance in applying accounting principles generally accepted in the United States to revenue recognition in financial statements, including the recognition of non-refundable up-front fees and milestone payments received in conjunction with contractual arrangements that have multiple performance elements and require continuing involvement. SAB No. 101 requires that such fees be recognized as products are delivered or services are performed that represent the culmination of a separate earnings process.

        We received non-refundable up-front fees of $18.75 million in 1997, $2.25 million in 1999, and $4.325 million in 2000. We initially recognized those payments as revenue upon receipt, as the fees were non-refundable and we had transferred technology or product rights at contract inception or incurred costs in excess of the up-front fees prior to initiation of each arrangement. However, under the provisions of SAB No. 101, non-refundable up-front fees must be deferred upon receipt and recognized as products are delivered or services are performed during the term of the arrangement. We implemented

SAB No. 101 in the fourth quarter of 2000 as a change in accounting principle by deferring and recognizing these up-front payments over the term designated in the arrangement. The cumulative effect of this change to December 31, 1999, which was recorded in 2000, was $13.1 million or $0.24 per share. However, the effect on 2000 increased revenue and reduced loss before cumulative effect of change in accounting principle by $1.3 million or $0.02 per share. See the consolidated statements of operations and note 13 of the notes to consolidated financial statements for the cumulative and pro forma effects of implementing this new accounting pronouncement.

        Stock Based Compensation -    In March 2000, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 44 (“FIN 44”), Accounting for Certain Transactions Involving Stock Compensation. FIN 44 clarifies certain issues in the application of APB No. 25. Among other issues, FIN 44 clarifies (a) the definition of employee for purposes of applying APB No. 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 became effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. The adoption of FIN 44 did not have a material impact on us in 2000.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

        At December 31, 2000 and 1999, our investment portfolio included fixed-income securities of $12.4 million and $15.2 million, respectively. These securities are subject to interest rate risk and will decline in value if interest rates increase. However, due to the short duration of our investment portfolio, an immediate 10% change in interest rates would have no material impact on our financial condition, results of operations or cash flows. Declines in interest rates over time will, however, reduce our interest income while increases in interest rates over time will increase our interest expense.

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

PART III

Item 10. Directors and Executive Officers of the Registrant

        The sections labeled “Election of Directors”, “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” appearing in the Company’s Proxy Statement to be delivered to stockholders in connection with the 2001 Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated herein by reference.

Item 11. Executive Compensation

        The section labeled "Executive Compensation and Other Information" appearing in the Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

        The sections labeled “Principal Stockholders” and “Security Ownership of Directors and Management” appearing in the Proxy Statement are incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

        The sections labeled “Executive Compensation and Other Information” and “Certain Relationships and Related Transactions” appearing in the Proxy Statement are incorporated herein by reference.

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) (1) Financial Statements

        The financial statements required by this item are submitted in a separate section beginning on Page F-1 of this report.

Consolidated Financial Statements of Ligand Pharmaceuticals Incorporated

Reports of Independent Auditors
Consolidated Balance Sheets at December 31, 2000 and 1999
Consolidated Statements of Operations for each of the three years in the period ended December 31, 2000
Consolidated Statements of Stockholders’ Deficit for each of the three years in the period ended December 31, 2000
Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2000
Notes to Consolidated Financial Statements	F-2 F-3 F-4 F-5 F-6 F-7

(b) Reports on Form 8-K.

        The following report on Form 8-K was filed by the Company during the fourth quarter of 2000:

Date of Filing November 6, 2000	Description Item 4, Changes in Registrant's Certifying Accountant

(c) Exhibits

Exhibit Number	Description
2.1 (1)	Agreement and Plan of Reorganization dated May 11, 1998, by and among the Company, Knight Acquisition Corp. and Seragen, Inc. (Filed as Exhibit 2.1).
2.2 (1)	Option and Asset Purchase Agreement, dated May 11, 1998, by and among the Company, Marathon Biopharmaceuticals, LLC, 520 Commonwealth Avenue Real Estate Corp. and 660 Corporation. (Filed as Exhibit 10.3).
2.3 (19)	Asset Purchase Agreement among CoPharma, Inc., Marathon Biopharmaceuticals, Inc., Seragen, Inc. and the Company dated January 7, 2000. (The schedules referenced in this agreement have not been included because they are either disclosed in such agreement or do not contain information which is material to an investment decision (with certain confidential portions omitted). The Company agrees to furnish a copy of such schedules to the Commission upon request.)
2.4 (3)	Agreement of Merger, dated February 7, 1995 by and among the Company, LG Acquisition Corp. and Glycomed Incorporated (other Exhibits omitted, but will be filed by the Company with the Commission upon request). (Filed as Exhibit 2.1).
2.5 (1)	Form of Certificate of Merger for acquisition of Seragen, Inc. (Filed as Exhibit 2.2).
3.1 (1)	Amended and Restated Certificate of Incorporation of the Company. (Filed as Exhibit 3.2).
3.2 (1)	Bylaws of the Company, as amended. (Filed as Exhibit 3.3).
3.3 (2)	Amended Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Company.
3.5	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company dated June 14, 2000.
4.1 (4)	Specimen stock certificate for shares of Common Stock of the Company.
4.2 (16)	Preferred Shares Rights Agreement, dated as of September 13, 1996, by and between the Company and Wells Fargo Bank, N.A. (Filed as Exhibit 10.1).

Exhibit Number	Description
4.3 (13)	Amendment to Preferred Shares Rights Agreement, dated as of November 9, 1998, between the Company and ChaseMellon Shareholder Services, L.L.C., as Rights Agent. (Filed as Exhibit 99.1).
4.4 (17)	Second Amendment to the Preferred Shares Rights Agreement, dated as of December 23, 1998, between the Company and ChaseMellon Shareholder Services, L.L.C., as Rights Agent (Filed as Exhibit 1).
4.5 (22)	Indenture, dated as of December 23, 1992 by and between Glycomed Incorporated and Chemical Trust Company of California. (Filed as Exhibit 4.3).
4.6 (3)	First Supplement Indenture, dated as of May 18, 1995 by and among the Company, Glycomed Incorporated and Chemical Trust Company of California. (Filed as Exhibit 10.133).
10.1 (3)	The Company's 1992 Stock Option/Stock Issuance Plan, as amended.
10.2 (4)	Form of Stock Option Agreement.
10.3 (4)	Form of Stock Issuance Agreement.
10.12 (4)	1992 Employee Stock Purchase Plan.
10.13 (4)	Form of Stock Purchase Agreement.
10.29 (4)	Consulting Agreement, dated October 20, 1988, between the Company and Dr. Ronald M. Evans, as amended by Amendment to Consulting Agreement, dated August 1, 1991, and Second Amendment to Consulting Agreement, dated March 6, 1992.
10.30 (4)	Form of Proprietary Information and Inventions Agreement.
10.31 (4)	Agreement, dated March 9, 1992, between the Company and Baylor College of Medicine (with certain confidential portions omitted).
10.33 (4)	License Agreement, dated November 14, 1991, between the Company and Rockefeller University (with certain confidential portions omitted).
10.34 (4)	License Agreement and Bailment, dated July 22, 1991, between the Company and the Regents of the University of California (with certain confidential portions omitted).
10.35 (4)	Agreement, dated May 1, 1991, between the Company and Pfizer Inc (with certain confidential portions omitted).
10.36 (4)	License Agreement, dated July 3, 1990, between the Company and the Brigham and Woman's Hospital, Inc. (with certain confidential portions omitted).
10.37 (4)	Compound Evaluation Agreement, dated May 17, 1990, between the Company and SRI International (with certain confidential portions omitted).
10.38 (4)	License Agreement, dated January 5, 1990, between the Company and the University of North Carolina at Chapel Hill (with certain confidential portions omitted).
10.40 (4)	License Agreement, dated January 4, 1990, between the Company and Baylor College of Medicine (with certain confidential portions omitted).
10.41 (4)	License Agreement, dated October 1, 1989, between the Company and Institute Pasteur (with certain confidential portions omitted).
10.42 (4)	Sublicense Agreement, dated September 13, 1989, between the Company and AndroBio Corporation (with certain confidential portions omitted).
10.43 (4)	License Agreement, dated June 23, 1989, between the Company and La Jolla Cancer Research Foundation (with certain confidential portions omitted).
10.44 (4)	License Agreement, dated October 20, 1988, between the Company and the Salk Institute for Biological Studies, as amended by Amendment to License Agreement dated September 15, 1989, Second Amendment to License Agreement, dated December 1, 1989 and Third Amendment to License Agreement dated October 20, 1990 (with certain confidential portions omitted).

Exhibit Number	Description
10.45 (4)	Agreement dated June 12, 1989, between the Company and the Regents of the University of California.
10.46 (4)	Form of Indemnification Agreement between the Company and each of its directors.
10.47 (4)	Form of Indemnification Agreement between the Company and each of its officers.
10.50 (4)	Consulting Agreement, dated October 1, 1991, between the Company and Dr. Bert W. O'Malley.
10.53 (4)	Stock and Warrant Purchase Agreement, dated June 30, 1992 between the Company and Allergan, Inc. and Allergan Pharmaceuticals (Ireland) Ltd., Inc.
10.58 (4)	Stock Purchase Agreement, dated September 9, 1992, between the Company and Glaxo, Inc.
10.59 (4)	Research and Development Agreement, dated September 9, 1992, between the Company and Glaxo, Inc. (with certain confidential portions omitted).
10.60 (4)	Stock Transfer Agreement, dated September 30, 1992, between the Company and the Rockefeller University.
10.61 (4)	Stock Transfer Agreement, dated September 30, 1992, between the Company and New York University.
10.62 (4)	License Agreement, dated September 30, 1992, between the Company and the Rockefeller University (with certain confidential portions omitted).
10.63 (4)	Professional Services Agreement, dated September 30, 1992, between the Company and Dr. James E. Darnell.
10.64 (4)	Letter Agreement, dated August 24, 1992, between the Company and Dr. Howard T. Holden.
10.67 (4)	Letter Agreement, dated September 11, 1992, between the Company and Mr. Paul Maier.
10.69 (5)	Form of Automatic Grant Option Agreement.
10.73 (21)	Supplementary Agreement, dated October 1, 1993, between the Company and Pfizer, Inc. to Agreement, dated May 1, 1991.
10.78 (23)	Research, Development and License Agreement, dated July 6, 1994, between the Company and Abbott Laboratories (with certain confidential portions omitted). (Filed as Exhibit 10.75).
10.79 (23)	Stock and Note Purchase Agreement, dated September 2, 1994, between the Company and American Home Products Corporation (with certain confidential portions omitted).
10.80 (23)	Unsecured Convertible Promissory Note dated September 2, 1994, in the face amount of $10,000,000 executed by the Company in favor of American Home Products Corporation (with certain confidential portions omitted). (Filed as Exhibit 10.78).
10.82 (23)	Research, Development and License Agreement, dated September 2, 1994, between the Company and American Home Products Corporation, as represented by its Wyeth-Ayerst Research Division (with certain confidential portions omitted). (Filed as Exhibit 10.77).
10.83 (23)	Option Agreement, dated September 2, 1994, between the Company and American Home Products Corporation, as represented by its Wyeth-Ayerst Research Division (with certain confidential portions omitted). (Filed as Exhibit 10.80).
10.84 (23)	Distribution and Marketing Agreement, dated September 16, 1994, between the Company and Cetus Oncology Corporation, a wholly owned subsidiary of the Chiron Corporation (with certain confidential portions omitted). (Filed as Exhibit 10.82).
10.93 (6)	Indemnity Agreement, dated June 3, 1995, between the Company, Allergan, Inc. and Allergan Ligand Retinoid Therapeutics, Inc.
10.94 (6)	Tax Allocation Agreement, dated June 3, 1995, between the Company, Allergan, Inc. and Allergan Ligand Retinoid Therapeutics, Inc.
10.95 (6)	Stock Purchase Agreement, dated June 3, 1995, between the Company, Allergan, Inc. and Allergan Pharmaceuticals (Ireland), Ltd.

Exhibit Number	Description
10.97 (6)	Research, Development and License Agreement, dated December 29, 1994, between SmithKline Beecham Corporation and the Company (with certain confidential portions omitted).
10.98 (6)	Stock and Note Purchase Agreement, dated February 2, 1995, between SmithKline Beecham Corporation, S.R. One, Limited and the Company (with certain confidential portions omitted).
10.100 (3)	PHOTOFRIN(R) Distribution Agreement, dated March 8, 1995, between the Company and Quadra Logic Technologies Inc. (with certain confidential portions omitted).
10.119 (28)	Option and Development Agreement, dated August 15, 1990, between Glycomed and Dr. Richard E. Galardy and Dr. Damian Grobelny with exhibit thereto (with certain portions omitted). (Filed as Exhibit 10.20).
10.120 (28)	Option and Development Agreement, dated November 27, 1989, between Glycomed and the President and Fellows of Harvard College with appendices thereto (with certain confidential portions omitted). (Filed as Exhibit 10.21)
10.121 (28)	Option and Development Agreement, dated January 1, 1991, between Glycomed and UAB Research Foundation with exhibits thereto (with certain confidential portions omitted). (Filed as Exhibit 10.22).
10.122 (28)	Joint Venture Agreement, dated December 18, 1990, among Glycomed, Glyko, Inc., Millipore Corporation, Astroscan, Ltd., Astromed, Ltd., Gwynn R. Williams and John Klock, M.D., with exhibits thereto (with certain confidential portions omitted). (Filed as Exhibit 10.23).
10.127 (29)	Research and License Agreement, dated April 29, 1992, between Glycomed and the Alberta Research Council with Appendix thereto (with certain confidential portions omitted). (Filed as Exhibit 10.28).
10.130 (30)	Amendment to Research and License Agreement, dated July 12, 1993, (confidential portions omitted). (Filed as Exhibit 10.32).
10.131 (31)	Amendments to Research and License Agreement, dated October 22, 1993, December 16, 1993 and May 9, 1994 between Glycomed and the Alberta Research Council (with certain confidential portions omitted). (Filed as Exhibit 10.33).
10.132 (31)	License Agreement, dated February 14, 1994 between Glycomed and Sankyo Company, Ltd., for the Far East marketing rights of ophthalmic indications of Galardin(TM) MPI and analogs (with certain confidential portions omitted). (Filed as Exhibit 10.34).
10.133 (31)	Collaborative Technology Research and Development Agreement between Glycomed and Sankyo Company, Ltd., dated June 27, 1994 (with certain confidential portions omitted). (Filed as Exhibit 10.35).
10.136 (32)	Amendment to Research and License Agreement, dated September 22, 1994 between Glycomed and Alberta Research Council (with certain confidential portions omitted). (Filed as Exhibit 10.38).
10.140 (33)	Promissory Notes, General Security Agreements and a Credit Terms and Conditions letter dated March 31, 1995, between the Company and Imperial Bank (Filed as Exhibit 10.101).
10.142 (24)	Stock Purchase Agreement, dated June 27, 1995, between the Company and Sankyo Company, Ltd.
10.144 (24)	Stock Purchase Agreement, dated August 28, 1995, between the Company and Abbott Laboratories.
10.146 (24)	Amendment to Research and Development Agreement, dated January 16, 1996, between the Company and American Home Products Corporation, as amended.
10.147 (24)	Amendment to Stock Purchase Agreement, dated January 16, 1996, between the Company and American Home Products Corporation.
10.148 (24)	Lease, dated July 6, 1994, between the Company and Chevron/Nexus partnership, First Amendment to lease dated July 6, 1994.
10.149 (25)	Successor Employment Agreement, signed May 1, 1996, between the Company and David E. Robinson.

Exhibit Number	Description
10.150 (7)	Master Lease Agreement, signed May 30, 1996, between the Company and USL Capital Corporation.
10.151 (25)	Settlement Agreement and Mutual Release of all Claims, signed April 20, 1996, between the Company and Pfizer, Inc. (with certain confidential portions omitted).
10.152 (25)	Letter Amendment to Abbott Agreement, dated March 14, 1996, between the Company and Abbott Laboratories (with certain confidential portions omitted).
10.153 (26)	Letter Agreement, dated August 8, 1996, between the Company and Dr. Andres Negro-Vilar.
10.155 (7)	Letter Agreement, dated November 4, 1996, between the Company and William Pettit.
10.156 (7)	Letter Agreement, dated February 6, 1997, between the Company and Russell L. Allen.
10.157 (7)	Master Lease Agreement, signed February 13, 1997, between the Company and Lease Management Services.
10.158 (7)	Lease, dated March 7, 1997, between the Company and Nexus Equity VI LLC.
10.161 (34)	Settlement Agreement, License and Mutual General Release between Ligand Pharmaceuticals and SRI/LJCRF, dated August 23, 1995 (with certain confidential portions omitted).
10.162 (35)	Limited Extension of Collaborative Technology Research, Option and Development Agreement between Ligand Pharmaceuticals and Sankyo Company Limited, dated June 24, 1997.
10.163 (35)	Extension of Master Lease Agreement between Lease Management Services and Ligand Pharmaceuticals dated July 29, 1997.
10.164 (27)	Third Amendment to Agreement, dated September 2, 1997, between the Company and American Home Products Corporation.
10.165 (8)	Amended and Restated Technology Cross License Agreement, dated September 24, 1997, among the Company, Allergan, Inc. and Allergan Ligand Retinoid Therapeutics, Inc.
10.166 (8)	Transition Agreement, dated September 24, 1997, among the Company, Allergan, Inc. and Allergan Ligand Retinoid Therapeutics, Inc.
10.167 (8)	Development and License Agreement, dated November 25, 1997, between the Company and Eli Lilly and Company (with certain confidential portions omitted).
10.168 (8)	Collaboration Agreement, dated November 25, 1997, among the Company, Eli Lilly and Company, and Allergan Ligand Retinoid Therapeutics, Inc. (with certain confidential portions omitted).
10.169 (8)	Option and Wholesale Purchase Agreement, dated November 25, 1997, between the Company and Eli Lilly and Company (with certain confidential portions omitted).
10.170 (8)	Stock Purchase Agreement, dated November 25, 1997, between the Company and Eli Lilly and Company.
10.171 (8)	First Amendment to Option and Wholesale Purchase Agreement dated February 23, 1998, between the Company and Eli Lilly and Company (with certain confidential portions omitted).
10.172 (8)	Second Amendment to Option and Wholesale Purchase Agreement, dated March 16, 1998, between the Company and Eli Lilly and Company (with certain confidential portions omitted).
10.174 (9)	Leptin Research, Development and License Agreement, dated March 17, 1998, between the Company and SmithKline Beecham, plc (with certain confidential portions omitted).
10.175 (9)	Stock and Warrant Purchase Agreement, dated March 17, 1998, among the Company, SmithKline Beecham, plc. and SmithKline Beecham Corporation (with certain confidential portions omitted).
10.176 (10)	Secured Promissory Note, dated March 7, 1997, in the face amount of $3,650,000, payable to the Company by Nexus Equity VI LLC. (Filed as Exhibit 10.1).
10.177 (10)	Amended memorandum of Lease effective March 7, 1997, between the Company and Nexus Equity VI LLC. (Filed as Exhibit 10.2).

Exhibit Number	Description
10.178 (10)	First Amendment to Lease, dated March 7, 1997, between the Company and Nexus Equity VI LLC. (Filed as Exhibit 10.3).
10.179 (10)	First Amendment to Secured Promissory Note, date March 7, 1997, payable to the Nexus Equity VI LLC. (Filed as Exhibit 10.4).
10.183 (11)	Extension Option Agreement, dated May 11, 1998, by and among the Company, Seragen, Inc., Marathon Biopharmaceuticals, LLC, 520 Commonwealth Avenue Real Estate Corp. and 660 Corporation. (Filed as Exhibit 99.5).
10.184 (11)	Letter agreement, dated May 11, 1998, by and among the Company, Eli Lilly and Company and Seragen, Inc. (Filed as Exhibit 99.6).
10.185 (1)	Amendment No. 3 to Option and Wholesale Purchase Agreement, dated May 11, 1998, by and between Eli Lilly and Company and the Company. (Filed as Exhibit 10.6).
10.186 (1)	Agreement, dated May 11, 1998, by and among Eli Lilly and Company, the Company and Seragen, Inc. (Filed as Exhibit 10.7).
10.188 (11)	Settlement Agreement, dated May 1, 1998, by and among Seragen, Inc., Seragen Biopharmaceuticals Ltd./Seragen Biopharmaceutique Ltee, Sofinov Societe Financiere D'Innovation Inc., Societe Innovatech Du Grand Montreal, MDS Health Ventures Inc., Canadian Medical Discoveries Fund Inc., Royal Bank Capital Corporation and Health Care and Biotechnology Venture Fund (Filed as Exhibit 99.2).
10.189 (11)	Accord and Satisfaction Agreement, dated May 11, 1998, by and among Seragen, Inc., Seragen Technology, Inc., Trustees of Boston University, Seragen LLC, Marathon Biopharmaceuticals, LLC, United States Surgical Corporation, Leon C. Hirsch, Turi Josefsen, Gerald S.J. and Loretta P. Cassidy, Reed R. Prior, Jean C. Nichols, Elizabeth C. Chen, Robert W. Crane, Shoreline Pacific Institutional Finance, Lehman Brothers Inc., 520 Commonwealth Avenue Real Estate Corp. and 660 Corporation (Filed as Exhibit 99.4).
10.190 (1)	Amendment No. 1 to Service Agreement, dated as of May 11, 1998, by and between Seragen, Inc. and Marathon Biopharmaceuticals, LLC. (Filed as Exhibit 10.11).
10.191 (10)	Letter of Agreement dated September 28, 1998 among the Company, Elan Corporation, plc and Elan International Services, Ltd. (with certain confidential portions omitted), (Filed as Exhibit 10.5).
10.192 (10)	Stock Purchase Agreement dated September 30, 1998 between the Company and Elan International Services, Ltd. (with certain confidential portions omitted), (Filed as Exhibit 10.6).
10.195 (12)	Zero Coupon Convertible Senior Note Due 2008 dated November 9, 1998 between the Company and Elan International Services, Ltd., No. R-1.
10.196 (12)	Zero Coupon Convertible Senior Note Due 2008 dated November 9, 1998 between the Company and Elan International Services, Ltd., No. R-2.
10.197 (14)	Research, Development and License Agreement by and between the Company and Warner-Lambert Company dated September 1, 1999 (with certain confidential portions omitted). (Filed as Exhibit 10.1).
10.198 (14)	Stock Purchase Agreement by and between the Company and Warner-Lambert Company dated September 1, 1999 (with certain confidential portions omitted). (Filed as Exhibit 10.2).
10.200 (14)	Nonexclusive Sublicense Agreement, effective September 8, 1999, by and among Seragen, Inc., Hoffmann-La Roche Inc. and F. Hoffmann-La Roche Ltd. (with certain confidential portions omitted). (Filed as Exhibit 10.4).
10.201 (14)	Amendment to Development, Licence and Supply Agreement between the Company and Elan Corporation, plc dated August 20, 1999 (with certain confidential portions omitted). (Filed as Exhibit 10.5).
10.202 (14)	Ligand Purchase Option (to acquire outstanding capital stock of X-Ceptor Therapeutics, Inc.), contained in Schedule I to the Certificate of Incorporation of X-Ceptor Therapeutics, Inc., as amended. (Filed as Exhibit 10.6).

Exhibit Number	Description
10.203 (14)	License Agreement effective June 30, 1999 by and between the Company and X-Ceptor Therapeutics, Inc. (with certain confidential portions omitted). (Filed as Exhibit 10.7).
10.204 (14)	Zero Coupon Convertible Senior Note Due 2008 dated July 14, 1999 between the Company and Monksland Holdings, B.V., No. R-3. (Filed as Exhibit 10.10).
10.205 (14)	Zero Coupon Convertible Senior Note Due 2008 dated August 31, 1999 between the Company and Monksland Holdings, B.V., No. R-4. (Filed as Exhibit 10.11).
10.206 (14)	Stock Purchase Agreement dated September 30, 1999 by and between the Company and Elan International Services, Ltd. (with certain confidential portions omitted). (Filed as Exhibit 10.13).
10.209 (14)	Series X Warrant dated August 4, 1999 between the Company and Elan International Services, Ltd. (Filed as Exhibit 10.15).
10.210 (15)	Securities Purchase Agreement dated November 6, 1998 among Elan Corporation, plc, Elan International Services, Ltd. and the Company (Filed as Exhibit 1). (Filed as Exhibit 10.8).
10.211 (15)	Development, Licence and Supply Agreement dated November 6, 1998 between Elan Corporation, plc and the Company (Filed as Exhibit 2). (Filed as Exhibit 10.9).
10.212 (15)	Letter Agreement dated August 13, 1999 among the Company, Elan International Services, Ltd. and Elan Corporation, plc (Filed as Exhibit 3). (Filed as Exhibit 10.12).
10.213 (18)	Incentive Agreement dated December 31, 1999 among the Company, Elan International Services, Ltd. and Monksland Holdings, BV. (The schedules referenced in this agreement have not been included because they are either disclosed in such agreement or do not contain information which is material to an investment decision. The Company agrees to furnish a copy of such schedules to the Commission upon request.)
10.216 (18)	Amendment to Ligand Purchase Option (to acquire outstanding capital stock of X-Ceptor Therapeutics, Inc.), contained in Schedule I to the Certificate of Incorporation of X-Ceptor Therapeutics, Inc., as amended October 1, 1999.
10.217 (18)	Amended and Restated Series X Warrant dated November 22, 1999 between the Company and Elan International Services, Ltd.
10.218 (18)	Royalty Stream Purchase Agreement dated as of December 31, 1999 among Seragen, Inc., the Company, Pharmaceutical Partners, L.L.C., Bioventure Investments, Kft, and Pharmaceutical Royalties, LLC. (with certain confidential portions omitted).
10.219 (19)	Supply and Development Agreement among Ligand Pharmaceuticals Incorporated, Seragen, Inc. and CoPharma, Inc. dated January 7, 2000 (with certain confidential portions omitted).
10.220 (19)	Research, Development and License Agreement by and between Organon Company and Ligand Pharmaceuticals Incorporated dated February 11, 2000 (with certain confidential portions omitted).
10.222 (19)	Incentive Agreement dated March 1, 2000 among Ligand Pharmaceuticals Incorporated, Elan International Services, Ltd. and Monksland Holdings, BV. (The schedules referenced in this agreement have not been included because they are either disclosed in such agreement or do not contain information which is material to an investment decision. The Company agrees to furnish a copy of such schedules to the Commission upon request.)
10.223 (19)	Zero Coupon Convertible Senior Note Due 2008 dated July 14, 1999 and amended March 1, 2000 between Ligand Pharmaceuticals Incorporated and Monksland Holdings, BV, No. R-3A.
10.224 (20)	Research, Development and License Agreement by and between Bristol Myers Squibb Company and Ligand Pharmaceuticals Incorporated dated May 19, 2000 (with certain confidential portions omitted).
10.225	Zero Coupon Convertible Senior Note Due 2008 dated December 29, 2000 between Ligand Pharmaceuticals Incorporated and Monksland Holdings, BV, No. R-5.
10.226	Letter Agreement, dated January 5, 1998, between the Company and Steven D. Reich.
10.227	Letter Agreement, dated August 23, 1999, between the Company and Eric S. Groves.

Exhibit Number	Description
10.228	Letter Agreement, dated December 9, 1999, between the Company and Philip A. Duffy.
10.229	Letter Agreement, dated January 17, 2000, between the Company and Thomas H. Silberg.
10.230	Amended and Restated Registration Rights Agreement, dated as of June 29, 2000 among the Company and certain of its investors.
10.231 (2)	Marketing and Distribution Agreement with Ferrer Internacional S.A. to market and distribute Ligand Pharmaceuticals Incorporated products in Spain, Portugal and Greece. (Filed as Exhibit 10.3).
10.232 (2)	Marketing and Distribution Agreement with Ferrer Internacional S.A. to market and distribute Ligand Pharmaceuticals Incorporated products in Central and South America. (Filed as Exhibit 10.4).
21.1	Subsidiaries of Registrant.
23.1	Consent of Deloitte & Touche LLP.
23.2	Consent of Ernst & Young LLP.
24.1	Power of Attorney (See Page 40).

__________________________________

(1)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company's Registration Statement on Form S-4 (No. 333-58823) filed on July 9, 1998.
(2)	This exhibit was previously filed as part of and is hereby incorporated by reference to same numbered exhibit filed with the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1999.
(3)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Registration Statement on Form S-4 (No. 33-90160) filed on March 9, 1995, as amended.
(4)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company's Registration Statement on Form S-1 (No. 33-47257) filed on April 16, 1992 as amended.
(5)	This exhibit was previously filed as part of, and is hereby incorporated by reference to Exhibit 99.1 filed with the Company's Form S-8 (No. 33-85366), filed on October 17, 1994.
(6)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Registration Statement on Form S-1/S-3 (No. 33-87598 and 33-87600) filed on December 20, 1994, as amended.
(7)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company's Annual Report on Form 10-K for the period ended December 31, 1996.
(8)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company's Annual Report on Form 10-K for the period ended December 31, 1997.
(9)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1998.
(10)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1998.
(11)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Current Report on Form 8-K of Seragen, Inc. filed on May 15, 1998.
(12)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company's Annual Report on Form 10-K for the period ended December 31, 1998.
(13)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Registration Statement on Form 8-A/A Amendment No. 1 (No. 0-20720) filed on November 10, 1998.
(14)	This exhibit was previously filed as part of and is hereby incorporated by reference to the numbered exhibit filed with the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1999.
(15)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Schedule 13D of Elan Corporation, plc, filed on January 6, 1999, as amended.

(16)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company's Registration Statement on Form S-3 (No. 333-12603) filed on September 25, 1996, as amended.
(17)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Registration Statement on Form 8-A/A Amendment No. 2 (No. 0-20720) filed on December 24, 1998.
(18)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company's Annual Report on Form 10-K for the period ended December 31, 1999.
(19)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2000.
(20)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2000.
(21)	This exhibit was previously filed as part of, and are hereby incorporated by reference to the same numbered exhibit filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1993.
(22)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Registration Statement on Form S-3 of Glycomed Incorporated (Reg. No. 33-55042) filed on November 25, 1992, as amended.
(23)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1994.
(24)	This exhibit was previously filed, and is hereby incorporated by reference to the same numbered exhibit filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1995.
(25)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company's Quarterly report on Form 10-Q for the period ended June 30, 1996.
(26)	This exhibit was previously filed as part of, and is hereby incorporated by reference at the same numbered exhibit filed with the Company's Quarterly report on Form 10-Q for the period ended September 30, 1996.
(27)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1997.
(28)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with Glycomed's Registration Statement on Form S-1 (File No. 33-39961) filed on April 12, 1991, as amended.
(29)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with Glycomed's Annual Report on Form 10-K (File No. 0-19161) filed on September 25, 1992.
(30)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with Glycomed's Annual Report on Form 10-K (File No. 0-19161) filed on September 13, 1993.
(31)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with Glycomed's Annual Report on Form 10-K (File No. 0-19161) filed on September 27, 1994.
(32)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with Glycomed's Quarterly Report on Form 10-Q (File No. 0-19161) filed on February 10, 1995.
(33)	This exhibit was previously filed as part of, and are hereby incorporated by reference to the same numbered exhibit filed with the Company's Quarterly report on Form 10-Q for the period ended September 30, 1995.
(34)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1997.
(35)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1997.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 29, 2001	LIGAND PHARMACEUTICALS INCORPORATED By: /s/ DAVID E. ROBINSON David E. Robinson President and Chief Executive Officer

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

Signature	Title	Date
/s/ DAVID E.ROBINSON David E. Robinson	Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)	March 22, 2001
/s/ PAUL V. MAIER Paul V. Maier	Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	March 22, 2001
/s/ HENRY F. BLISSENBACH Henry F. Blissenbach	Director	March 22, 2001
/s/ ALEXANDER D. CROSS Alexander D. Cross	Director	March 22, 2001
/s/ JOHN GROOM John Groom	Director	March 23, 2001
/s/ IRVING S. JOHNSON Irving S. Johnson	Director	March 22, 2001
/s/ CARL C. PECK Carl C. Peck	Director	March 22, 2001
/s/ MICHAEL A. ROCCA Michael A. Rocca	Director	March 23, 2001

REPORTS OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Ligand Pharmaceuticals Incorporated

We have audited the accompanying consolidated balance sheet of Ligand Pharmaceuticals Incorporated and subsidiaries as of December 31, 2000, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Ligand Pharmaceuticals Incorporated and subsidiaries as of December 31, 2000, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, in 2000 the Company changed its method of revenue recognition to comply with the provisions of Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, issued by the Securities and Exchange Commission.

DELOITTE & TOUCHE LLP
San Diego, California
February 23, 2001

The Board of Directors and Stockholders
Ligand Pharmaceuticals Incorporated

We have audited the accompanying consolidated balance sheet of Ligand Pharmaceuticals Incorporated as of December 31, 1999, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 1999. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ligand Pharmaceuticals Incorporated at December 31, 1999, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

ERNST & YOUNG LLP
San Diego, California
February 22, 2000

LIGAND PHARMACEUTICALS INCORPORATED

CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

                                     ASSETS
                                                               December 31,
                                                          ---------------------
                                                             2000       1999
                                                          ---------  ----------
Current assets:
  Cash and cash equivalents..............................$    9,224  $   29,903
  Short-term investments.................................    14,439      17,252
  Funds receivable from Elan ............................    10,000          --
  Accounts receivable, net ..............................     2,824       1,657
  Inventories............................................     5,651       5,732
  Other current assets...................................     2,511       2,135
                                                          ---------  ----------
          Total current assets...........................    44,649      56,679
Restricted investments...................................     1,434       2,011
Property and equipment, net..............................    10,972      20,542
Acquired technology, net ................................    40,924      38,969
Other assets.............................................    15,443      16,444
                                                          ---------  ----------
                                                         $  113,422  $  134,645
                                                          =========  ==========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable.......................................$    3,827  $    5,395
  Accrued liabilities....................................    12,675       8,173
  Current portion of deferred revenue....................     8,435       3,028
  Current portion of equipment financing obligations ....     3,478       4,105
                                                          ---------  ----------
          Total current liabilities......................    28,415      20,701
Long-term portion of deferred revenue ...................     5,727          --
Long-term portion of equipment financing obligations ....     4,788       6,907
Convertible subordinated debentures......................    44,651      41,977
Accrued acquisition obligation...........................     2,700       2,900
Convertible note.........................................     2,500       2,500
Zero coupon convertible senior notes.....................    79,766      85,250
                                                          ---------  ----------
          Total liabilities..............................   168,547     160,235
                                                          ---------  ----------
Commitments and contingencies (Notes 5, 6, 7 and 9)
Stockholders' deficit:
  Convertible preferred stock, $0.001 par value;
     5,000,000 shares authorized; none issued............       --          --
  Common stock, $0.001 par value; 130,000,000
     shares and 80,000,000 shares authorized
    at December 31, 2000 and 1999, respectively;
    56,823,716 shares and 53,018,248 shares
    issued at December 31, 2000 and 1999, respectively...        57          53
  Additional paid-in capital.............................   490,484     448,784
  Deferred warrant expense ..............................    (2,076)     (3,460)
  Accumulated other comprehensive income (loss)..........        46        (607)
  Accumulated deficit....................................  (542,725)   (470,349)
                                                          ---------  ----------
                                                            (54,214)    (25,579)
  Treasury stock, at cost; 73,842 shares
    and 1,114 shares at December 31, 2000
    and 1999, respectively...............................      (911)        (11)
                                                          ---------  ----------
        Total stockholders' deficit .....................   (55,125)    (25,590)
                                                          ---------  ----------
                                                          $ 113,422  $  134,645
                                                          =========  ==========

     See accompaning notes.

LIGAND PHARMACEUTICALS INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except net loss per share data)

                                                Year ended December 31,
                                       ---------------------------------------
                                            2000          1999          1998
                                       -----------   -----------   -----------
Revenues:
   Product sales.....................  $   22,910    $   11,307    $      406
   Collaborative research
    and development
    and other revenues ..............      25,200        26,978        17,267
   Contract manufacturing............          --         2,610            --
                                       -----------   -----------   -----------
          Total revenues.............      48,110        40,895        17,673
                                       -----------   -----------   -----------
Operating costs and expenses:
  Cost of products sold .............       8,591         3,563           466
  Contract manufacturing ............          --         6,926            --
  Research and development...........      51,287        59,442        70,273
  Selling, general
   and administrative................      34,114        27,257        16,568
  Write-off of acquired
   technology........................          --         5,000        45,000
                                       -----------   -----------   -----------
       Total operating costs
        and expenses.................      93,992       102,188       132,307
                                       -----------   -----------   -----------
Loss from operations.................     (45,882)      (61,293)     (114,634)
                                       -----------   -----------   -----------
Other income (expense):
    Interest income..................       2,574         2,470         3,070
    Interest expense.................     (13,119)      (12,979)       (8,322)
    Debt conversion expense .........      (2,025)       (2,200)           --
    Other, net.......................        (825)         (717)        2,000
                                       -----------   -----------   -----------
       Total other income
        (expense) ...................     (13,395)      (13,426)       (3,252)
                                       -----------   -----------   -----------
Loss before cumulative
 effect of a change in
 accounting principle ...............     (59,277)      (74,719)     (117,886)
Cumulative effect on prior
 years (to December 31, 1999)
 of changing method of revenue
 recognition ........................     (13,099)           --            --
                                       -----------   -----------   -----------
Net loss.............................  $  (72,376)   $  (74,719)   $ (117,886)
                                       ===========   ===========   ===========
Basic and diluted per share amounts:
   Loss before cumulative
    effect of a change in
    accounting principle ............  $    (1.06)   $    (1.58)   $    (2.92)
   Cumulative effect on
    prior years (to December 31,
    1999) of changing method
    of revenue recognition ..........       (0.24)           --            --
                                       -----------   -----------   -----------
   Net loss..........................  $    (1.30)   $    (1.58)   $    (2.92)
                                       ===========   ===========   ===========
   Weighted average number
    of common shares ................  55,664,921    47,146,312    40,392,421
                                       ===========   ===========   ===========

Pro forma amounts assuming
 the new revenue recognition
 method is applied retroactively:
   Net loss..........................  $  (59,277)   $  (73,131)   $ (114,136)
                                       ===========   ===========   ===========
   Basic and diluted
    net loss per share...............  $    (1.06)   $    (1.55)   $    (2.83)
                                       ===========   ===========   ===========

     See accompaning notes.

LIGAND PHARMACEUTICALS INCORPORATED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(in thousands, except share data)

                                Common stock       Additional    Deferred
                             -------------------     paid-in     warrant
                               Shares    Amount      capital     expense
                             ----------- -------  ----------  ------------
 Balance at
  January 1, 1998........... 38,504,459  $  39   $  311,681   $       --
 Issuance of Common Stock ..  7,185,608      7       73,034           --
 Unrealized losses on
  available-for-sale
  securities ...............         --     --           --           --
 Net loss ..................         --     --           --           --
                             ----------- -------  ----------  ------------
 Balance at
  December 31, 1998.........  45,690,067    46      384,715           --
 Issuance of Common Stock ..  7,328,181      7       59,695           --
 Unrealized losses on
  available-for-sale
  securities ...............        --      --           --           --
 Issuance of warrants ......        --      --        4,374       (3,990)
 Amortization of
  deferred warrant
  expense ..................        --      --           --          530
 Net loss ..................        --      --           --           --
                             ----------- -------  ----------  ------------
 Balance at
  December 31, 1999 ........ 53,018,248     53      448,784       (3,460)
 Issuance of Common Stock ..  3,805,468      4       41,294           --
 Unrealized gains on
  available-for-sale
  securities ...............        --      --           --           --
 Reclassification
  adjustment on sale
  of investment security ...        --      --           --           --
 Foreign currency
  translation adjustments ..        --      --           --           --
 Stock-based compensation ..        --      --          406           --
 Amortization of
  deferred warrant
  expense ..................        --      --           --        1,384
 Stock received
  for milestone
  payment ..................        --      --           --           --
 Net loss ..................        --      --           --           --
                             ----------- -------  ----------  ------------
 Balance at
  December 31, 2000 ........  56,823,716 $  57    $ 490,484    $  (2,076)
                             =========== =======  ==========  ============

                             Accumulated
                                other                      Treasury stock
                            comprehensive  Accumulated   -----------------
                            income (loss)    deficit      Shares     Amount
                            -------------  -----------   -------    -------
Balance at
 January 1, 1998........... $      384    $  (277,744)   (1,114)  $   (11)
Issuance of Common Stock ..         --             --        --        --
Unrealized losses on
 available-for-sale
 securities ...............       (866)            --        --        --
Net loss ..................         --       (117,886)       --        --
                            -------------  -----------   -------    -------
Balance at
 December 31, 1998.........       (482)      (395,630)   (1,114)      (11)
Issuance of Common Stock ..         --             --        --        --
Unrealized losses on
 available-for-sale
 securities ...............       (125)            --       --         --
Issuance of warrants ......         --             --       --         --
Amortization of
 deferred warrant
 expense ..................         --             --       --         --
Net loss ..................         --        (74,719)      --         --
                            -------------  -----------   -------    -------
Balance at
 December 31, 1999 ........       (607)      (470,349)   (1,114)      (11)
Issuance of Common Stock ..         --             --        --        --
Unrealized gains on
 available-for-sale
 securities ...............        182             --        --        --
Reclassification
 adjustment on sale
 of investment security ...        550             --        --        --
Foreign currency
 translation adjustments ..        (79)            --        --        --
Stock-based compensation ..         --             --        --        --
Amortization of
 deferred warrant
 expense ..................         --             --        --        --
Stock received
 for milestone
 payment ..................         --             --   (72,728)     (900)
Net loss ..................         --        (72,376)       --        --
                            -------------  -----------   -------    -------
Balance at
 December 31, 2000 ........  $      46      $(542,725)  (73,842)   $ (911)
                            =============  ===========   =======    =======

                                     Total
                                  stockholders'
                                    equity          Comprehensive
                                   (deficit)        income (loss)
                                ----------------    -------------
Balance at
 January 1, 1998...........     $    34,349         $ (99,688)
                                                    =============
Issuance of Common Stock ..          73,041
Unrealized losses on
 available-for-sale
 securities ...............            (866)        $    (866)
Net loss ..................        (117,886)         (117,886)
                                ----------------    -------------
Balance at
 December 31, 1998.........         (11,362)        $(118,752)
                                                    =============
Issuance of Common Stock ..          59,702
Unrealized losses on
 available-for-sale
 securities ...............            (125)        $    (125)
Issuance of warrants ......             384
Amortization of
 deferred warrant
 expense ..................             530
Net loss ..................         (74,719)          (74,719)
                                ----------------    -------------
Balance at
 December 31, 1999 ........         (25,590)        $ (74,844)
                                                    =============
Issuance of Common Stock ..          41,298
Unrealized gains on
 available-for-sale
 securities ...............             182         $     182
Reclassification
 adjustment on sale
 of investment security ...             550               550
Foreign currency
 translation adjustments ..             (79)              (79)
Stock-based compensation ..             406
Amortization of
 deferred warrant
 expense ..................           1,384
Stock received
 for milestone
 payment ..................            (900)
Net loss ..................         (72,376)          (72,376)
                                ----------------    -------------
Balance at
 December 31, 2000 ........       $ (55,125)        $ (71,723)
                                ================    =============

     See accompaning notes.

LIGAND PHARMACEUTICALS INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

                                                Year ended December 31,
                                          -----------------------------------
                                             2000        1999         1998
                                          ----------  ----------   ----------
OPERATING ACTIVITIES
Net loss................................  $ (72,376)  $ (74,719)   $(117,886)
Adjustments to reconcile net
 loss to net cash used in
 operating activities:
    Accretion of debt
     discount and interest..............      8,212       7,942        3,194
    Depreciation and
     amortization of
     property and equipment.............      3,928       5,565        4,326
    Amortization of
     acquired technology ...............      3,045       1,343           --
    Debt conversion expense.............      2,025       2,200           --
    Write-off of
     acquired technology................         --       5,000       45,000
    Other...............................         70         725          257
    Changes in operating assets
     and liabilities net of
     effects from sale of
     manufacturing assets:
      Accounts receivable ..............     (1,389)     (1,657)          --
      Inventories.......................         81         434       (2,899)
      Other current assets .............       (173)       (275)      (1,031)
      Accounts payable and
       accrued liabilities..............     (1,912)     (6,011)         891
      Deferred revenue..................     11,134      (1,087)       1,499
                                          ----------  ----------   ----------
          Net cash used in
           operating activities.........    (47,355)    (60,540)     (66,649)
                                          ----------  ----------   ----------
INVESTING ACTIVITIES
Purchases of
 short-term investments.................    (11,974)    (21,402)     (52,245)
Proceeds from sale of
 short-term investments.................     14,908      41,191       35,191
Purchases of property
 and equipment..........................     (1,085)     (2,385)      (5,365)
Payments on accrued
 acquisition obligation ................       (200)    (37,100)          --
Increases in other assets...............     (1,669)     (7,525)      (4,462)
Decreases in other assets...............      3,876       2,325          925
Net proceeds from sale
 of manufacturing assets ...............      9,676          --           --
Proceeds from sale
 of investment security ................      1,119          --           --
Net cash paid for
 Seragen acquisition....................         --          --       (5,756)
                                          ----------  ----------   ----------
          Net cash provided
           by (used in) investing
           activities...................     14,651     (24,896)     (31,712)
                                          ----------  ----------   ----------
FINANCING ACTIVITIES
Principal payments on
 equipment financing obligations........     (4,188)     (3,381)      (2,983)
Proceeds from equipment
 financing arrangements ................      1,442       3,027        3,095
Proceeds from restricted
 investments............................        577         543          503
Net proceeds from issuance
 of zero coupon convertible
 senior notes...........................         --      60,000       30,000
Net proceeds from issuance
 of common stock and warrants...........     14,194      22,349       38,295
                                          ----------  ----------   ----------
          Net cash provided
           by financing activities......     12,025      82,538       68,910
                                          ----------  ----------   ----------
Net decrease in cash
 and cash equivalents...................    (20,679)     (2,898)     (29,451)
Cash and cash equivalents
 at beginning of year...................     29,903      32,801       62,252
                                          ----------  ----------   ----------
Cash and cash equivalents
 at end of year.........................  $   9,224   $  29,903    $  32,801
                                          ==========  ==========   ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid...........................  $   4,824   $   4,941    $   5,736

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Conversion of zero coupon
 convertible senior notes
 to common stock........................  $  21,022   $  20,537    $      --
Issuance of common stock
 and notes for
 acquired technology ...................      4,000       5,000       15,000
Issuance of common
 stock for debt
 conversion incentive ..................      2,025       2,200           --
Accrual of ONTAK
 obligation for
 acquired technology ...................      5,000          --           --
Issuance of common stock
 to satisfy accrued
 acquisition obligations................         --      10,000           --
Issuance of warrants
 to X-Ceptor investors .................         --       3,990           --
Issuance of common
 stock to purchase Seragen..............         --          --       25,996
Conversion of convertible
 note to common stock...................         --          --        3,750

     See accompaning notes.

LIGAND PHARMACEUTICALS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  The Company and its Business

        Ligand Pharmaceuticals Incorporated, a Delaware corporation (the “Company” or “Ligand”), discovers, develops and markets new drugs that address critical unmet medical needs of patients in the areas of cancer, and men’s and women’s health and skin diseases, as well as osteoporosis, metabolic, cardiovascular and inflammatory diseases. Ligand’s drug discovery and development programs are based on gene transcription technology, primarily related to Intracellular Receptors and Signal Transducers and Activators of Transcription. The financial statements include its direct wholly owned subsidiaries, Ligand Pharmaceuticals International, Inc., Glycomed Incorporated (“Glycomed”), Ligand Pharmaceuticals (Canada) Incorporated, and Seragen, Inc. (“Seragen”).

        In February 1999, the Company was granted U.S. Food and Drug Administration (“FDA”) marketing approval for its first two products, Panretin® gel for the treatment of Kaposi’s sarcoma in AIDS patients and ONTAK™ for the treatment of patients with persistent or recurrent cutaneous T-cell lymphoma (“CTCL”). In December 1999, the FDA approved Targretin® capsules for the treatment of CTCL in patients who are refractory to at least one prior systemic therapy. In June 2000, the FDA approved Targretin® gel for the treatment of patients with early stage CTCL.

        The Company’s other potential products are in various stages of development. Potential products that appear to be promising at early stages of development may not reach the market for a number of reasons. Most of the Company’s revenues to date have been derived from its research and development agreements with major pharmaceutical collaborators. Prior to generating revenues from these products, the Company or its collaborators must complete the development of the products in the human health care market. No assurance can be given that: (1) product development efforts will be successful, (2) required regulatory approvals for any indication will be obtained, (3) any products, if introduced, will be capable of being produced in commercial quantities at reasonable costs or, (4) patient and physician acceptance of these products will be achieved. There can be no assurance that Ligand will ever achieve or sustain profitability.

        The Company faces risks common to companies whose products are in various stages of development. These risks include, among others, the Company’s need for additional financing to complete its research and development programs and commercialize its technologies. The Company expects to incur substantial additional research and development expenses, including continued increases in personnel and costs related to preclinical testing, clinical trials, and sales and marketing expenses related to product sales. The Company intends to seek additional funding sources of capital and liquidity through collaborative arrangements, collaborative research or through public or private financing. There is no assurance such funding would be available under favorable terms, if at all.

        The Company believes that patents and other proprietary rights are important to its business. The Company’s policy is to file patent applications to protect technology, inventions and improvements to its inventions that are considered important to the development of its business. The patent positions of pharmaceutical and biotechnology firms, including the Company, are uncertain and involve complex legal and technical questions for which important legal principles are largely unresolved.

2.   Significant Accounting Policies

Principles of Consolidation

        The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to amounts included in the prior years financial statements to conform to the presentation for the year ended December 31, 2000.

Use of Estimates

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

Cash, Cash Equivalents and Short-term Investments

        Cash and cash equivalents consist of cash and highly liquid securities with original maturities at the date of acquisition of three months or less. Investments with an original maturity of more than three months are considered short-term investments and have been classified by management as available-for-sale. Such investments are carried at fair value, with unrealized gains and losses included as a separate component of stockholders’ deficit.

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

Inventories

        Inventories are stated at the lower of cost or market value. Cost is determined using the first-in-first-out method. Inventories consist of the following (in thousands):

                                                           December 31,
                                                   ---------------------------
                                                      2000             1999
                                                   ----------       ----------
Raw materials....................................  $     498        $     705
Work-in-process..................................      4,276            3,645
Finished goods...................................        877            1,382
                                                   ----------       ----------
                                                   $   5,651        $   5,732
                                                   ==========       ==========

Property and Equipment

        Property and equipment is stated at cost and consists of the following (in thousands):

                                                            December 31,
                                                   ---------------------------
                                                      2000             1999
                                                   ----------       ----------
Land ............................................  $   2,649        $   2,649
Equipment and leasehold improvements.............     34,612           41,240
Less accumulated depreciation and amortization ..    (26,289)         (23,347)
                                                   ----------       ----------
                                                   $  10,972        $  20,542
                                                   ==========       ==========

        Depreciation of equipment is computed using the straight-line method over the estimated useful lives of the assets which range from three to fifteen years. Assets acquired pursuant to capital lease arrangements and leasehold improvements are amortized using the straight-line method over their estimated useful lives or their related lease term, whichever is shorter.

Acquired Technology

        Acquired technology represents payments related to the Company’s acquisition of its product ONTAK (see Note 6). Acquired technology is being amortized on a straight-line basis over the period estimated to be benefited of 15 years and consists of the following (in thousands):

                                                            December 31,
                                                   ---------------------------
                                                       2000              1999
                                                   ----------       ----------
Technology acquired in Seragen merger............. $   40,312       $   40,312
Milestone payment to Eli Lilly ...................      5,000               --
Less accumulated amortization ....................     (4,388)          (1,343)
                                                   ----------       ----------
                                                   $   40,924       $   38,969
                                                   ==========       ==========

Impairment of Long-Lived Assets

        In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, if indicators of impairment exist, the Company assesses the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, the Company measures the amount of such impairment by comparing the carrying value of the asset to the present value of the expected future cash flows associated with the use of the asset. While the Company’s current and historical operating and cash flow losses are indicators of impairment, the Company believes the future cash flows to be received from the long-lived assets will exceed the assets’ carrying value, and accordingly the Company has not recognized any impairment losses through December 31, 2000.

Fair Value of Financial Instruments

        The carrying amount of cash, cash equivalents, short-term investments, receivables, restricted investments, accounts payable and accrued liabilities are considered to be representative of their respective fair values because of the short-term nature of those investments. It is not practicable to estimate the fair values of the Company’s equipment financing obligations, convertible subordinated debentures, convertible note, and zero coupon convertible senior notes because of the lack of quoted market prices and the inability to estimate fair values without incurring excessive costs. However, management believes that the carrying amounts recorded at December 31, 2000 and 1999 approximates the corresponding fair value.

Revenue Recognition

        The Company generates revenue from product sales, collaborative research and development arrangements, and other activities such as distribution agreements, royalties, sales of technology rights, and contract manufacturing services. The Company’s collaborative arrangements and distribution agreements may include multiple elements within a single contract. Each element of the contract is separately negotiated. Payments received may include non-refundable fees at the inception of the contract for technology rights under collaborative arrangements or product rights under distribution agreements, fully burdened funding for services performed during the research phase of collaborative arrangements, milestone payments for specific achievements designated in the collaborative or distribution agreements, royalties on sales of products resulting from collaborative arrangements, and payments for the supply of products under distribution agreements.

        Revenues from product sales are recognized upon shipment, net of allowances for returns, rebates and chargebacks. The Company is obligated to accept from customers the return of pharmaceuticals which have reached their expiration date. Contract manufacturing and collaborative research and development and other revenues are recognized as services are performed or products are delivered consistent with the performance requirements of the contract. Payments received in advance of performance or delivery are recorded as deferred revenue.

        The composition of collaborative research and development and other revenues are as follows (in thousands):

                                                Year Ended December 31,
                                          -----------------------------------
                                             2000         1999         1998
                                          ---------    ---------    ---------
Collaborative research and development .. $  23,135    $  15,954    $  16,914
Distribution agreements .................       922        3,250           --
Royalties ...............................        --        5,102           --
Other ...................................     1,143        2,672          353
                                          ---------    ---------    ---------
                                          $  25,200    $  26,978    $  17,267
                                          =========    =========    =========

        Significant customers, which accounted for greater than 10% of total revenues, are as follows:

                                                Year Ended December 31,
                                          -----------------------------------
Customer                                     2000         1999         1998
--------                                  ---------    ---------    ---------
Eli Lilly and Company...................    30.9%        24.7%        58.6%
Bergen Brunswig Drug Company............    10.2%
GlaxoSmithKline ........................                              21.1%

        In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements. SAB No. 101 provides guidance in applying accounting principles generally accepted in the United States to revenue recognition in financial statements, including the recognition of non-refundable up-front fees and milestone payments received in conjunction with contractual arrangements that have multiple performance elements and require continuing involvement. SAB No. 101 requires that such fees be recognized as products are delivered or services are performed that represent the culmination of a separate earnings process.

        The Company received non-refundable up-front fees of $18.75 million in 1997, $2.25 million in 1999, and $4.325 million in 2000. The Company initially recognized those payments as revenue upon receipt, as the fees were non-refundable and the Company had transferred technology or product rights at contract inception or incurred costs in excess of the up-front fees prior to initiation of each arrangement. However, under the provisions of SAB No. 101, non-refundable up-front fees must be deferred upon receipt and recognized as products are delivered or services are performed during the term of the arrangement. The Company implemented SAB No. 101 in the fourth quarter of 2000 as a change in accounting principle by deferring and recognizing these up-front payments over the term designated in the arrangement. The cumulative effect of this change to December 31, 1999, which was recorded in 2000, was $13.1 million or $0.24 per share. However, the effect on 2000 increased revenue and reduced loss before cumulative effect of change in accounting principle by $1.3 million or $0.02 per share. See the consolidated statements of operations and Note 13 for the cumulative and pro forma effects of implementing this new accounting pronouncement.

Costs and Expenses

        Cost of products sold includes manufacturing costs, amortization of acquired technology, and royalty expenses associated with the Company’s commercial products. Research and development costs are expensed as incurred. Costs and expenses included in research and development expenses related to collaborative research and development arrangements for the years ended December 31, 2000, 1999, and 1998 were $16.2 million, $16 million, and $17.3 million, respectively (see Note 9).

Loss Per Share

        Net loss per share is computed using the weighted average number of common shares outstanding. Basic and diluted net loss per share amounts are equivalent for the periods presented as the inclusion of common stock equivalents in the number of shares used for the diluted computation would be anti-dilutive. Common stock equivalents excluded from weighted average common shares outstanding for the years ended December 31, 2000, 1999 and 1998 were 14.7 million, 15.9 million, and 10.9 million, respectively.

Accounting for Stock-Based Compensation

        The Company accounts for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25 ("APB No. 25"), Accounting for Stock Issued to Employees, and with the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation (see Note 8).

        In March 2000, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 44 (“FIN 44”), Accounting for Certain Transactions Involving Stock Compensation. FIN 44 clarifies certain issues in the application of APB No. 25. Among other issues, FIN 44 clarifies (a) the definition of employee for purposes of applying APB No. 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 became effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. The adoption of FIN 44 did not have a material impact on the Company in 2000.

Foreign Currency Translation

        Gains and losses resulting from foreign currency translation are accumulated as a separate component of stockholders’ deficit as accumulated other comprehensive income (loss). Gains and losses resulting from foreign currency transactions are included in the consolidated statements of operations.

Segment Reporting

        The Company currently operates in a single operating segment. The Company generates revenue from various sources that result primarily from its underlying research and development activities. In addition, financial results are prepared and reviewed by management as a single operating segment. The Company continually evaluates the benefits of operating in distinct segments and will report accordingly when such distinction is made.

3.   Investments

        The following table summarizes the various investment categories at (in thousands):

                                                                      Estimated
                                                  Gross Unrealized      Fair
                                        Cost       Gains (Losses)       Value
                                      ---------   ----------------   ----------
DECEMBER 31, 2000
U.S. government securities........... $   2,290     $     21         $   2,311
Corporate obligations................     9,955          104            10,059
Certificates of deposit..............     2,069           --             2,069
                                      ---------   ----------------   ----------
                                         14,314          125            14,439
Certificates of deposit-restricted...     1,434           --             1,434
                                      ---------   ----------------   ----------
                                      $  15,748     $    125         $  15,873
                                      =========   ================   ==========
DECEMBER 31, 1999
U.S. government securities........... $   2,610     $    (12)        $   2,598
Corporate obligations................    12,653          (45)           12,608
Certificates of deposit..............     2,046           --             2,046
                                      ---------   ----------------   ----------
                                         17,309          (57)           17,252
Certificates of deposit-restricted...     2,011           --             2,011
Equity securities....................       693         (550)              143
                                      ---------   ----------------   ----------
                                      $  20,013     $   (607)        $  19,406
                                      =========   ================   ==========

        Equity securities as of December 31, 1999 are included in long-term other assets.

        Net realized gains on sales of available-for-sale securities for the years ended December 31, 2000 and 1998 were $426,000 and $2 million, respectively. There were no material realized gains or losses for the year ended December 31, 1999.

        The amortized cost and estimated fair value of investments at December 31, 2000 and 1999, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

                               December 31, 2000         December 31, 1999
                           -----------------------    -----------------------
                                         Estimated                  Estimated
                             Cost       Fair Value      Cost       Fair Value
                           --------     ----------    --------     ----------
Due in one year or less... $  9,601      $  9,617     $  5,606      $  5,606
Due after one year
 through three years......    5,522         5,620       13,714        13,657
Due after three years ....      625           636           --            --
                           --------     ----------    --------     ----------
                             15,748        15,873       19,320        19,263
Equity securities.........       --            --          693           143
                           --------     ----------    --------     ----------
                           $ 15,748      $ 15,873     $ 20,013      $ 19,406
                           ========     ==========    ========     ==========

4.  Other Balance Sheet Details

        Accounts receivable comprise the following (in thousands):

                                                       December 31,
                                              ---------------------------
                                                  2000             1999
                                              ----------       ----------
Trade accounts receivable ...............     $   3,540        $   1,989
Less allowances..........................          (716)            (332)
                                              ----------       ----------
                                              $   2,824        $   1,657
                                              ==========       ==========

        Other assets comprise the following (in thousands):

                                                       December 31,
                                              ---------------------------
                                                  2000             1999
                                              ----------       ----------
Technology license.......................     $   4,000        $      --
Prepaid royalty buyout, net..............         3,672            3,944
Investment in X-Ceptor...................         3,378            5,246
Deferred rent............................         3,373            3,381
Intangible assets acquired...............            --            2,651
Other....................................         1,020            1,222
                                              ----------       ----------
                                              $  15,443       $   16,444
                                              ==========       ==========

        Accrued liabilities comprise the following (in thousands):

                                                       December 31,
                                              ---------------------------
                                                  2000             1999
                                              ----------       ----------
ONTAK obligation.........................     $   5,000        $      --
Compensation.............................         2,412            2,981
Interest.................................         1,985            1,972
Royalties................................         1,122              411
Other....................................         2,156            2,809
                                              ----------       ----------
                                              $  12,675        $   8,173
                                              ==========       ==========

5.  Strategic Alliance with Elan Corporation

        In September 1998, the Company and Elan Corporation, plc (“Elan”) signed a binding letter of agreement, which provided for financing to the Company and a license to Elan’s product Morphelan. Significant provisions of these and subsequent arrangements are as follows:

Financing Arrangement

        In 1998, Elan purchased approximately $20 million of the Company’s Common Stock and $40 million in issue price of zero coupon convertible senior notes, due 2008 with an 8% per annum yield to maturity (the “Notes”), convertible into the Company’s Common Stock at $14 per share. In 1999, the Company issued $40 million of Notes to Elan, convertible at $14 per share and $20 million of Notes, convertible at $9.15 per share. In December 1999, Elan converted Notes of $20 million plus accrued interest into 2,244,460 shares of the Company’s Common Stock. The Company provided Elan a $2.2 million conversion incentive through the issuance of an additional 188,572 shares of the Company’s Common Stock. In March 2000, Elan converted an additional $20 million in Notes plus accrued interest into 1,501,543 shares of the Company’s Common Stock. The Company provided Elan a $2 million conversion incentive through the issuance of 98,580 shares of the Company’s Common Stock. On December 29, 2000, the Company issued the final $10 million of Notes to Elan provided for under the terms of the agreement, convertible at $14.16 per share. The proceeds were received on January 2, 2001.

        The financing arrangement with Elan contains an anti-dilution provision. In accordance with such provision and as a result of other equity issuances by the Company, the Company sold 52,712 shares of Common Stock and 91,406 warrants to Elan in 1999 for $839,000 and 416,667 shares of Common Stock in 2001 for $5 million. Assuming conversion of its outstanding Notes and warrants, Elan would own approximately 18.6% of Ligand’s shares on a fully diluted basis.

License Agreement

        Elan also agreed to exclusively license to the Company in the United States and Canada its proprietary product Morphelan™, a form of morphine for pain management in oncology and HIV patients. For the rights to Morphelan™ the Company paid Elan certain license fees in 1998, with milestone payments due upon the occurrence of certain events up to and including the approval of the NDA in the United States. Payments may be in cash, or subject to certain conditions, in the

Company’s Common Stock or Notes. In November 1998, the Company paid Elan $5 million through the issuance of 429,185 shares of the Company’s Common Stock and $10 million from the issuance of Notes. In December 1999, the Company paid Elan $5 million through the issuance of 498,443 shares of the Company’s Common Stock related to Elan completing patient enrollment for Morphelan phase III clinical trials. In June 2000, as a result of Elan’s submission of the Morphelan NDA, the Company made a $4 million payment through the issuance of 367,183 shares of the Company’s Common Stock. Elan could receive up to $5 million upon approval of Morphelan by the FDA. The Company is also committed to spend not less than $7 million through May 2003 to undertake additional clinical activities related to the commercialization of Morphelan. In the event the Company does not spend this amount, any short fall would be paid to Elan.

Distribution Agreement

        In February 2001, the Company and Elan entered into a distribution agreement providing for the distribution of certain of the Company’s products in various European and other international territories for a term of ten years. The Company received a payment at contract inception and may receive additional payments as products are submitted and approved in the territories.

6.   Seragen

Merger

        In August 1998, the Company completed a merger with Seragen (the “Merger”). Under the terms of the merger agreement, Ligand paid merger consideration at closing in the amount of $31.7 million, $5.7 million of which was in cash and $26 million of which was through the issuance of approximately 1,858,515 shares of the Company’s Common Stock valued at $13.99 per share, representing the average closing share price for the five trading days prior to signing of the definitive agreement in May 1998. The merger agreement also called for an additional $37 million payment in cash and/or the Company’s Common Stock, at the Company’s option, to be paid six months after the date of receipt of final FDA approval to market ONTAK. The final FDA approval occurred in February 1999. In August 1999, the Company made a cash payment of $34.1 million. Pending resolution of final contingencies and in accordance with the terms of the merger agreement, the Company has withheld $2.7 million from payments made to certain Seragen stakeholders.

        Conditional to the merger with Seragen, the Company had signed a definitive asset purchase agreement to acquire substantially all the assets of Marathon Biopharmaceuticals, LLC (“Marathon”), which provided manufacturing services to Seragen under a service agreement. The Company purchased substantially all of the assets of Marathon for $8 million through the issuance in January 1999 of 402,820 shares of the Company’s Common Stock with a fair value of $5 million and a $3 million cash payment in August 1999, six months after the FDA approval of ONTAK.

        The Merger was accounted for using the purchase method of accounting. The purchase price, totaling $84.1 million, which included liabilities assumed of $2.4 million, was allocated to the fair value of the assets acquired. The purchase price was composed of and allocated to the fair value of assets acquired as follows (in thousands):

Issuance of Common Stock (including transaction costs)............... $ 25,996
Amounts due to Seragen stakeholders, Marathon and Lilly, payable in
  Common Stock or cash...............................................   50,000
Liabilities assumed..................................................    2,360
Net cash paid........................................................    5,756
                                                                      --------
                                                                      $ 84,112
                                                                      ========
Inventories.......................................................... $  3,230
Property and equipment...............................................    7,905
Identifiable intangible assets:
  Write-off of in-process technology.................................   30,000
  Acquired technology................................................   40,312
  Other intangibles..................................................    2,665
                                                                      --------
                                                                      $ 84,112
                                                                      ========

        The following pro forma condensed statement of operations information has been prepared to give effect to the Merger as if such transaction had occurred at the beginning of the period presented. The historical results of operations have been adjusted to reflect (1) adjustment for depreciation resulting from adjusting the basis of certain property and equipment to fair value and amortization over 10 years, (2) amortization of acquired technology over 15 years, (3) elimination of Seragen compensation expense amortization, (4) elimination of interest income for Seragen and reduction of Ligand interest income resulting from use of $6 million for the Merger at an annual interest rate of 5.5%, and (5) elimination of interest expense related to certain Seragen liabilities. The information presented is not necessarily indicative of the results of future operations of the merged companies. Included in the 1998 net loss is a one-time charge of $30 million related to in-process research and development included in the intangibles acquired.

Pro Forma Results of Operations (Unaudited)
(in thousands, except per share amount)

                                                Year Ended December 31,
                                                          1998
                                                -----------------------
Revenues..................................         $     20,477
Net loss..................................         $   (124,867)
Weighted average shares outstanding.......               40,392
Basic and diluted net loss per share......         $      (3.09)

Arrangement With Lilly

        In conjunction with the merger with Seragen, the Company entered into an agreement with Seragen and Eli Lilly and Company (“Lilly”) under which Lilly assigned to the Company Lilly’s rights and obligations under its agreements with Seragen, including its sales and marketing rights to ONTAK. The agreement provides for a $5 million milestone payment to Lilly upon approval of ONTAK by the FDA, a $5 million milestone payment to Lilly based on cumulative net sales of ONTAK reaching $20 million, royalties to Lilly on sales of ONTAK, and payments by Lilly to Ligand as reimbursement for certain ONTAK clinical and other costs incurred by the Company. In March 1999, Ligand issued to Lilly 434,546 shares of the Company’s Common Stock as payment of the $5 million milestone for approval of ONTAK. In October 2000, cumulative net sales of ONTAK reached $20 million. The Company issued 412,504 shares of its Common Stock to Lilly in March 2001 as payment for this $5 million milestone (see Note 12). Revenues recognized for reimbursement of clinical and other costs for the years ended December 31, 2000, 1999 and 1998 were $1.1 million, $1 million and $353,000, respectively.

Sale of Contract Manufacturing Assets

        In January 2000, Ligand sold the assets associated with the contract manufacturing business of Marathon for approximately $10.2 million. In connection with the sale, Seragen entered into a three-year supply and development agreement with the acquirer of the assets for the manufacture of ONTAK and the performance of certain process and production development work for Seragen’s next-generation ONTAK product. During 2000, Ligand and Seragen made $2.6 million in purchases under the agreement. The assets sold consisted primarily of property and equipment of $6.7 million and intangibles of $2.7 million.

7.   Commitments and Contingencies

Leases and Equipment Notes Payable

        The Company has entered into capital lease and equipment note payable agreements which require monthly payments through December 2005 including interest ranging from 6.75% to 11.02%. The carrying value of equipment under these agreements at December 31, 2000 and 1999 was $18.8 million and $20.1 million, respectively. At December 31, 2000 and 1999, accumulated amortization was $8.1 and $7.9 million, respectively. The underlying equipment is used as collateral under the equipment notes payable.

        The Company has also entered into operating lease agreements for office and research facilities with varying terms through July 2015. The agreements provide for increases in annual rentals based on changes in the Consumer Price Index or fixed percentage increases varying from 3% to 6%. One of these leases requires an irrevocable standby letter of credit of $1.3 million to secure the performance of the Company’s lease obligations. Rent expense for the years ended December 31, 2000, 1999 and 1998 was $3.4 million, $3.2 million and $3.2 million, respectively.

        At December 31, 2000, annual minimum payments due under the Company's leases and equipment notes payable are as follows (in thousands):

                                          Obligations under
                                         capital leases and
                                           equipment notes
                                               payable         Operating leases
                                           --------------      ----------------
2001.....................................  $      4,037        $     3,213
2002.....................................         2,893              2,937
2003.....................................         1,669              2,873
2004.....................................           659              2,929
2005.....................................           153              2,988
Thereafter...............................            --             28,983
                                           --------------      ----------------
          Total minimum lease payments...         9,411        $    43,923
                                           --------------      ================
Less amounts representing interest.......        (1,145)
                                           --------------
Present value of minimum lease payments..         8,266
Less current portion.....................         3,478
                                           --------------
                                           $      4,788
                                           ==============

Convertible Subordinated Debentures

        The convertible subordinated debentures pay interest semi-annually at 7.5% per annum and are due in 2003. The difference between the face value and the fair value at the acquisition date is being accreted up to the face value over the remaining term of the debentures and the accretion is charged to interest expense. The debentures are convertible into the Company’s Common Stock at $26.52 per share.

Convertible Note

        The note was issued in connection with the Company’s collaborative arrangement with SmithKline Beecham Corporation (see Note 9). The note is convertible into the Company’s Common Stock at $13.56 per share and is due October 2002. Interest on the note is payable semi-annually at prime (9.5% at December 31, 2000).

Royalty Agreements

        The Company has royalty obligations under various technology license agreements. During 2000, royalties were accrued ranging from 1% to 13% of net sales and up to 50% on income generated under license or other royalty arrangements. Royalty expense for the years ended December 31, 2000, 1999 and 1998 was $3.5 million, $967,000 and $75,000, respectively.

        In May 1998, the Company elected to make a final one-time $4.1 million royalty payment to The Salk Institute for Biological Studies as an alternative to paying future royalty payments based on total net sales of defined potential products. The one-time payment is being amortized over the life of the related patents of 17 years.

        In September 1999, Ligand and Seragen entered into a sublicense agreement with Hoffmann-La Roche Inc. (“Roche”), with respect to Seragen’s rights under a family of patents called the “Strom Patents.” The Strom Patents, licensed by Seragen from Beth Israel Deaconess Medical Center (“Beth Israel”), cover the use of antibodies that target the interleukin-2 receptor to treat transplant rejection and autoimmune diseases. In consideration for the sublicense, Roche paid Seragen a $2.5 million royalty based on sales occurring before the date of the agreement plus Roche will pay royalties on subsequent sales of licensed products. Seragen will also receive milestone payments in the event Roche receives U.S. regulatory approval of licensed products. A non-exclusive license was previously issued by Seragen to Novartis requiring similar royalty payments. Beth Israel receives approximately 35% of the total royalty and milestone payments made related to the Strom Patents.

        In December 1999, the Company and Seragen entered into an agreement with Pharmaceutical Partners LLC (“Pharma”) whereby Pharma purchased Seragen’s royalty stream to be received under the Roche and Novartis royalty agreements described above. Pharma paid $3.25 million in December 1999 and will pay an additional $3.25 million should sales exceed a predetermined amount in any of years 2001 through 2004. In addition, Seragen retains the patents and the right to receive the future milestone payments from Roche described above.

Litigation

        The Company is subject to various lawsuits and claims with respect to matters arising out of the normal course of business. Due to the uncertainty of the ultimate outcome of these matters, the impact on future financial results is not subject to reasonable estimates.

8.   Stockholders' Deficit

Authorized Shares

        At its annual meeting of stockholders held on May 25, 2000, the Company’s stockholders approved an increase in the authorized number of shares of Common Stock from 80,000,000 to 130,000,000.

Warrants

        At December 31, 2000, the Company had outstanding warrants to purchase 1,240,119 shares of the Company's Common Stock. The warrants have exercise prices ranging from $10 to $20 per share and expire at various dates through October 6, 2006.

Treasury Stock

        In 2000, under the terms of a previously established agreement with a collaborative research and development partner, the Company received 72,748 shares of its Common Stock as payment by the partner of a $900,000 development milestone. The stock had previously been sold to the partner at the inception of the collaborative arrangement. The stock was placed in treasury, which totaled 73,842 shares at December 31, 2000.

Stock Plans

        The Company’s 1992 Stock Option Stock Issuance Plan provides for the issuance of options to purchase up to 9,573,457 shares of the Company’s Common Stock. The options granted generally have 10 year terms and vest over four years of continued employment. The Company’s employee stock purchase plan also provides for the sale of up to 405,000 shares of the Company’s Common Stock.

        Following is a summary of the Company’s stock option plan activity and related information:

                                                              Weighted Average
                                                 Shares        Exercise Price
                                               ----------     ----------------
Balance at January 1, 1998...................   4,068,506       $     10.26
  Granted....................................   1,584,604             11.10
  Exercised..................................    (211,524)             7.52
  Cancelled..................................    (396,567)            11.30
                                               ----------     ----------------
Balance at December 31, 1998.................   5,045,019             10.56
  Granted....................................     894,792             10.67
  Exercised..................................    (228,991)             8.29
  Cancelled..................................    (405,361)            11.82
                                               ----------     ----------------
Balance at December 31, 1999.................   5,305,459             10.58
  Granted....................................   1,156,481             12.90
  Exercised..................................    (511,872)             9.25
  Cancelled..................................    (285,519)            11.63
                                               ----------     ----------------
Balance at December 31, 2000.................   5,664,549       $     11.11
                                               ==========     ================
Options exercisable at December 31, 2000        3,736,967       $     10.73
                                               ==========     ================
Options exercisable at December 31, 1999.....   3,344,575       $     10.33
                                               ==========     ================
Options exercisable at December 31, 1998.....   2,814,876       $      9.79
                                               ==========     ================

        Following is a further breakdown of the options outstanding as of December 31, 2000:

                            Options Outstanding             Options Exercisable
                  ---------------------------------------  ---------------------
                                  Weighted      Weighted                Weighted
   Range of                       average       average                  average
   exercise         Options      remaining      exercise     Number     exercise
    prices        outstanding   life in years    price     Exercisable    price
-------------     -----------   -------------   ---------  -----------  --------
$4.62-$  8.65.....  837,656         4.44         $ 7.35      748,617     $ 7.32
 9.00-   9.60.....  959,381         5.58           9.39      742,466       9.34
 9.77-  11.25.....1,127,866         7.18          10.63      669,018      10.62
11.26-  13.00.....1,680,241         7.46          12.11      987,990      12.25
13.25-  16.38.....1,059,405         7.67          14.62      588,876      14.39
-------------     -----------   -------------   ---------  -----------  --------
                  5,664,549         6.68         $11.11    3,736,967     $10.73
                  ===========   =============   =========  ===========  ========

        At December 31, 2000, 391,870 shares were available under the plans for future grants of stock options or sale of stock.

        Pro forma information regarding net loss and loss per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The estimated weighted average fair value at grant date for the options granted during 2000, 1999 and 1998 was $8.32, $6.73, and $6.65 per option, respectively. The fair value for these options was estimated at the dates of grant using the Black-Scholes option valuation model with the following weighted-average assumptions for 2000, 1999 and 1998:

                                           2000        1999         1998
                                          -------     -------     -------
Risk free interest rates................   4.75%        6.3%        4.8%
Dividend yields.........................     --          --          --
Volatility..............................     75%         70%         62%
Weighted average expected life..........  5 years     5 years     5 years

        The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

        For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows (in thousands, except for net loss per share information):

                                             Year Ended December 31,
                                   -------------------------------------------
                                        2000            1999            1998
                                   -----------     -----------    ------------
Net loss as reported.............  $  (72,376)     $  (74,719)    $  (117,886)
Net loss pro forma...............     (78,714)        (80,549)       (121,916)
Net loss per share as reported...       (1.30)          (1.58)          (2.92)
Net loss per share pro forma.....       (1.41)          (1.71)          (3.01)

        The pro forma effect on net loss for 2000, 1999 and 1998 is not representative of the pro forma effect on net loss in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995.

Shareholder Rights Plan

        In September 1996, the Company’s Board of Directors adopted a preferred shareholder rights plan (the “Shareholder Rights Plan”), as amended, which provides for a dividend distribution of one preferred share purchase right (a “Right”) on each outstanding share of the Company’s Common Stock. Each Right entitles stockholders to buy 1/1000th of a share of Ligand Series A Participating Preferred Stock at an exercise price of $100, subject to adjustment. The Rights will become exercisable following the tenth day after a person or group announces an acquisition of 20% or more of the Common Stock, or announces commencement of a tender offer, the consummation of which would result in ownership by the person or group of 20% or more of the Common Stock. The Company will be entitled to redeem the Rights at $0.01 per Right at any time on or before the earlier of the tenth day following acquisition by a person or group of 20% or more of the Common Stock and September 13, 2006.

        In November 1998, the Shareholder Rights Plan was amended to exclude Elan or any of its affiliates as an acquiring person to the extent of their ownership on or before November 9, 2005 of up to 25% of the Company’s Common Stock on a fully diluted basis or thereafter to the extent their ownership exceeds 20% on November 9, 2005. However, shares acquired pursuant to the arrangements with Elan described in Note 5 are not counted in such determination unless additional shares of the Company’s Common Stock have been acquired by Elan outside of such arrangements.

9.   Collaborative Research and Development Agreements

        The Company is party to various research and development collaborations with large pharmaceutical companies including Bristol-Myers Squibb Company, Organon Company, Eli Lilly and Company, SmithKline Beecham Corporation (now GlaxoSmithKline), American Home Products, Pfizer, Inc., Abbott Laboratories, Allergan, Inc., and Glaxo Wellcome plc (now GlaxoSmithKline). These arrangements generally provide for the license of certain technologies and a collaborative research period ranging from one to five years. Drugs resulting from these collaborations are then developed, manufactured and marketed by the corporate partners. The arrangements may provide for the Company to receive revenue from the transfer of technology rights at contract inception, collaborative research revenue during the research phase, milestone revenue for compounds moving through clinical development, and royalty revenue from the sale of drugs developed through the collaborative efforts.

        The following are details regarding the collaborative arrangements that were in the research phase during the years ended December 31, 2000, 1999 and 1998.

Bristol-Myers Squibb

        In May 2000, the Company entered into a research and development collaboration with Bristol-Myers Squibb to focus on the discovery, design and development of orally active compounds that selectively modulate the mineralocorticoid receptor. This receptor plays a critical role in many illnesses, particularly cardiovascular diseases such as congestive heart failure and hypertension. The initial research term concludes in May 2002. Bristol-Myers Squibb may extend the research term for up to two additional years. Collaborative research revenues recognized under the agreement for the year ended December 31, 2000 were $2 million.

Organon

        In February 2000, the Company entered into a research and development collaboration with Organon to focus on small molecule compounds with potential effects for the treatment and prevention of gynecological diseases mediated through the progesterone receptor. The objective of the collaboration is the discovery of new non-steroidal compounds that are tissue-selective in nature and may have fewer side effects. Such compounds may provide utility in hormone replacement therapy, oral contraception, reproductive diseases, and other hormone-related disorders. The initial research phase concludes in February 2002. Organon may extend the research term for up to two additional years. Collaborative research revenues recognized under the agreement for the year ended December 31, 2000 were $2.7 million.

Parke-Davis

        In September 1999, Ligand entered into a research and development collaboration with the Parke-Davis Pharmaceutical Research Division of Warner-Lambert Company (now part of Pfizer, Inc.) to discover, characterize, design and develop small molecule compounds with beneficial effects for the treatment and prevention of diseases mediated through the estrogen receptor. Some of the diseases affected by drugs that act upon the estrogen receptor are osteoporosis, cardiovascular disease, breast cancer, and mood and cognitive disorders. In 2000, Pfizer informed the Company that it would not extend the collaboration. Collaborative research revenues recognized under the agreement for the year ended December 31, 2000 were $2.5 million.

Eli Lilly

        In November 1997, the Company entered into a research and development collaboration with Lilly for the discovery and development of products based on Ligand’s Intracellular Receptor technology. Collaborative research revenues recognized under the agreement for the years ended December 31, 2000, 1999 and 1998 were $13.7 million, $9.1 million and $10 million, respectively. The initial research term concludes in November 2002. Lilly may extend the term for up to three additional years. The Company also had the option to obtain selected rights to one Lilly specialty pharmaceutical product. In connection with the August 1998 acquisition of Seragen, Ligand obtained from Lilly its rights to ONTAK and entered into an agreement where Lilly is to fund certain clinical and other regulatory costs incurred by Ligand as mandated by the FDA in the approval of ONTAK (see Note 6).

GlaxoSmithKline

        In February 1995, the Company entered into a research and development collaboration with SmithKline Beecham Corporation (now GlaxoSmithKline) to discover and characterize small molecule drugs to control hematopoiesis for the treatment of a variety of blood cell deficiencies. The research phase was completed in February 2001. Collaborative research revenues recognized under the agreement for the years ended December 31, 2000, 1999 and 1998 were $820,000, $2.7 million and $3 million, respectively. In April 1998, SmithKline Beecham and the Company initiated a new collaboration to develop small molecule drugs for the treatment or prevention of obesity. The research phase was completed in May 2000. Collaborative research revenues recognized under the agreement for the years ended December 31, 2000, 1999 and 1998 were $240,000, $1 million and $700,000, respectively.

American Home Products

        In September 1994, the Company entered into a research and development collaboration with Wyeth-Ayerst Laboratories, the pharmaceutical division of American Home Products, to discover and develop drugs which interact with the estrogen or progesterone receptors. The research phase was completed in September 1998. Collaborative research revenues recognized under the agreement for the year ended December 31, 1998 were $1.3 million.

Abbott Laboratories

        In July 1994 the Company entered into a research and development collaboration with Abbott Laboratories to discover and develop drugs for the prevention or treatment of inflammatory diseases. The research phase was completed in July 1999. Collaborative research revenues recognized under the agreement for the years ended December 31, 1999 and 1998 were $600,000 and $1.2 million, respectively.

10.   X-Ceptor Therapeutics, Inc.

        In June 1999, Ligand became a minority equity investor in a new private corporation, X-Ceptor Therapeutics, Inc. (“X-Ceptor”), whose mission is to conduct research in and identify therapeutic products from the field of orphan nuclear receptors. Ligand invested $6 million in X-Ceptor through the acquisition of convertible preferred stock and owns approximately 17% of X-Ceptor’s outstanding capital stock.

        Ligand has the right but not the obligation to acquire all, but not less than all, of the outstanding X-Ceptor stock at June 30, 2002 or upon the cash balance of X-Ceptor falling below a pre-determined amount. Upon certain conditions, Ligand may extend the option by 12 months by providing additional funding of $5 million. The option price, payable pro-rata based on total cumulative non-Ligand funding, is up to $59.3 million at June 30, 2002 (or earlier, in certain circumstances) or up to $77.1 million upon extension. The option price may be paid in cash or shares of Ligand Common Stock, or any combination of the two, at Ligand’s sole discretion.

        Ligand granted to X-Ceptor an exclusive license to use the Ligand orphan nuclear receptors technology that is not currently committed to other partnership programs and a nonexclusive license to use Ligand’s enabling proprietary process technology as it relates to drug discovery using orphan nuclear receptors. In 1999, X-Ceptor made a payment of $2 million to Ligand as reimbursement of a portion of Ligand’s prior research and development expenses incurred in the establishment of its orphan receptor program. Ligand recognized $1.7 million as revenue in 1999 representing the third-party ownership of X-Ceptor. Ligand has not performed any research and development activities on behalf of X-Ceptor.

        Ligand also issued warrants to X-Ceptor investors, founders and certain employees to purchase 950,000 shares of Ligand Common Stock with an exercise price of $10 per share and expiration date of October 6, 2006. The warrants were recorded at their fair value of $4.20 per warrant or $3.9 million as deferred warrant expense within stockholders’ deficit and are being amortized to operating expense through June 2002. Amortization for the years ended December 31, 2000 and 1999 was $1.4 million and $530,000, respectively.

        Ligand is accounting for its investment in X-Ceptor using the equity method of accounting. Ligand’s interest in X-Ceptor losses for the years ended December 31, 2000 and 1999 were $1.7 million and $754,000, respectively, which are included in other income (expense) in the consolidated statements of operations. Included in the losses recognized is the amortization of the $1.7 million excess of the Company’s investment in X-Ceptor over Ligand’s equity in the net assets acquired, which is being amortized through June 2002.

11.   Income Taxes

        At December 31, 2000, the Company had consolidated federal and combined California income tax net operating loss carryforwards of approximately $455 million and $88 million, respectively. The difference between the federal and California tax loss carryforwards is primarily attributable to the capitalization of research and development expenses for California income tax purposes and the 55% limitation on California loss carryforwards. Any unutilized federal tax loss carryforward will begin to expire in 2002. The California tax loss carryforwards began expiring in 1998. The Company also had foreign net operating loss carryforwards of approximately $5 million, which will begin to expire in 2001 unless previously utilized. The Company also had consolidated federal and combined California research tax credit carryforwards of approximately $20 million and $7 million, respectively, which will begin to expire in 2002 unless previously utilized.

        Pursuant to Internal Revenue Code Sections 382 and 383, use of a portion of net operating loss and credit carryforwards will be limited because of cumulative changes in ownership of more than 50% which occurred within three periods during 1989, 1992 and 1996. However, the Company does not believe the limitations will have a material impact upon the future utilization of these carryforwards. In addition, use of Glycomed’s and Seragen’s preacquisition tax net operating and credit carryforwards will also be limited because the acquisitions by the Company represent changes in ownership of more than 50%. Such tax net operating loss and credit carryforwards have been reduced, including the related deferred tax assets.

        The Company did not provide any current or deferred federal, state or foreign income tax provision or benefit for any period presented because it has experienced operating losses since inception. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2000 and 1999 are shown below. A valuation allowance has been recognized to fully offset the net deferred tax assets as of December 31, 2000 and 1999 as realization of such assets is uncertain.

                                                       December 31,
                                                 ------------------------
                                                     2000         1999
                                                 -----------  -----------
                                                      (in thousands)
Deferred tax liabilities:
Acquired subordinated debt..................     $    2,345   $    3,270
Original issue discount ....................          4,747           --
Purchased intangible assets.................         11,375       16,964
                                                 -----------  -----------
          Total deferred tax liabilities....         18,467       20,234
                                                 -----------  -----------
Deferred tax assets:
Net operating loss carryforwards............        166,156      144,440
Research and development credits............         24,729       21,065
Capitalized research and development........         11,859        9,366
Accrued expenses............................          1,328          910
Fixed assets and intangibles ...............          8,226        5,898
Deferred revenue ...........................          5,743           --
Other, net .................................          4,171        4,330
                                                 -----------  -----------
          Total deferred tax assets.........        222,212      186,009
                                                 -----------  -----------
Net deferred tax assets.....................        203,745      165,775
Valuation allowance for deferred tax assets.       (203,745)    (165,775)
                                                 -----------  -----------
                                                 $       --   $       --
                                                 ===========  ===========

        As of December 31, 2000, approximately $3.9 million of the valuation allowance for deferred tax assets related to benefits of stock option deductions which, when recognized, will be allocated directly to paid-in capital.

12.   Subsequent Events

Private Placement

        In January 2001, the Company raised net proceeds of approximately $22.4 million in a private placement of 2 million shares of its Common Stock.

Distribution Agreement

        In February 2001, the Company entered into a distribution agreement with Elan (see Note 5).

Payment of ONTAK Obligation

        In March 2001, the Company issued 412,504 shares of its Common Stock to Lilly in satisfaction of its $5 million milestone payable as a result of cumulative net sales of ONTAK reaching $20 million (see Note 6).

13.   Summary of Unaudited Quarterly Financial Information

        The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2000 and 1999 (in thousands, except per share amounts). The results for 2000 reflect the Company’s adoption of SAB No. 101 in the fourth quarter of 2000 (see Note 2). The effect of the change on results previously reported for the first three quarters of 2000 are detailed below. The effect of the change on the fourth quarter of 2000 was to increase revenues and decrease net loss by $1.5 million or $0.03 per share. The pro forma effect assuming retroactive treatment of SAB No. 101 on each quarter of 1999 is also presented.

                                                    Quarter Ended
                                 -----------------------------------------------
                                 March 31     June 30   September 30 December 31
                                 ---------    --------  ------------ -----------
2000 (RESTATED FOR SAB NO. 101)
Total revenues.................. $ 10,816     $  9,870     $ 13,591    $ 13,833
Cost of products sold ..........    2,080        2,010        2,238       2,263
Research and development costs .   12,498       12,766       13,229      12,794
Total operating costs and
 expenses.......................   22,370       24,348       24,027      23,247
Net loss .......................  (28,907)     (17,360)     (13,405)    (12,704)
Basic and diluted net loss
 per share...................... $  (0.54)    $  (0.31)    $  (0.24)   $  (0.22)
Weighted average number of
 common shares..................   53,804       55,600       56,605      56,642

Net loss originally reported ... $(14,955)    $(16,459)    $(14,926)
Cumulative effect to
 December 31, 1999 .............  (13,099)          --           --
Effect of change ...............     (853)        (901)       1,521
                                 ---------    ---------    ---------
Net loss as restated ........... $(28,907)    $(17,360)    $(13,405)
                                 =========    =========    =========

Basic and diluted
 per share amounts:
   Net loss originally
    reported ................... $ (0.28)     $  (0.30)    $  (0.26)
   Cumulative effect to
    December 31, 1999 ..........   (0.24)           --           --
   Effect of change ............   (0.02)        (0.01)        0.02
                                 ---------    ---------    ---------
   Net loss as restated ........ $ (0.54)     $  (0.31)    $  (0.24)
                                 =========    =========    =========

1999
Total revenues.................. $ 10,281     $  8,421     $  9,765    $ 12,428
Cost of products
 and services sold .............    2,583        2,432        3,163       2,311
Research and development
 costs .........................   14,469       14,612       15,717      14,644
Total operating costs
 and expenses...................   22,927       25,211       24,895      29,155
Net loss .......................  (14,559)     (18,993)     (18,306)    (22,861)
Basic and diluted net
 loss per share................. $  (0.32)    $  (0.40)    $  (0.39)   $  (0.48)
Weighted average number
 of common shares...............   45,794       47,033       47,476      47,938

Pro forma to reflect  SAB No. 101:
   Net loss .................... $(15,122)    $(18,026)    $(17,339)   $(22,644)
   Basic and diluted
    net loss per share.......... $  (0.33)    $  (0.38)    $  (0.37)    $ (0.47)