Form 10-Q
period 2001-03-31
LIGAND PHARMACEUTICALS INC
filed 2001-05-07
CIK 886163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

                                  Mark One

[X] Quarterly Report Pursuant to Section 13 or 15(D) of the
Securities Exchange Act of 1934

For the quarterly period ended March 31, 2001 or

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X]     No [  ]

        As of April 30, 2001, the registrant had 59,253,019 shares of common stock outstanding.

LIGAND PHARMACEUTICALS INCORPORATED
QUARTERLY REPORT

FORM 10-Q

TABLE OF CONTENTS

COVER PAGE.................................................................1

TABLE OF CONTENTS..........................................................2

PART I. FINANCIAL INFORMATION
-----------------------------

ITEM 1. Financial Statements

Consolidated Balance Sheets as of March 31, 2001 and December 31,
2000.......................................................................3

Consolidated Statements of Operations for the three months ended
March 31, 2001 (unaudited) and 2000 (unaudited)............................4

Consolidated Statements of Cash Flows for the three months ended
March 31, 2001 (unaudited) and 2000 (unaudited)............................5

Notes to Consolidated Financial Statements
(unaudited)................................................................6

ITEM 2.  Management's Discussion and Analysis of Financial
Condition and Results of
Operations.................................................................9

ITEM 3. Quantitative and Qualitative Disclosures about Market
Risk......................................................................17

PART II. OTHER INFORMATION
--------------------------

ITEM 1. Legal Proceedings..................................................*

ITEM 2. Changes in Securities and Use of
Proceeds..................................................................18

ITEM 3. Defaults upon Senior Securities....................................*

ITEM 4. Submission of Matters to a Vote of Security Holders................*

ITEM 5. Other Information..................................................*

ITEM 6. Exhibits and Reports on Form 8-K...................19

SIGNATURE..................................................21

*No information provided due to inapplicability of item.

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

LIGAND PHARMACEUTICALS INCORPORATED
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

                                     ASSETS

                                                    March 31,     December 31,
                                                       2001           2000
                                                  -------------   ------------
                                                   (Unaudited)        (As
                                                                   restated -
                                                                  see note 1)
Current assets:
  Cash and cash equivalents...................... $   20,972      $    9,224
  Short-term investments.........................     19,913          14,439
  Funds receivable from Elan ....................         --          10,000
  Accounts receivable, net ......................      4,911           2,824
  Inventories....................................      5,022           5,651
  Other current assets...........................      6,793           2,511
                                                  ----------      ----------
          Total current assets...................     57,611          44,649
Restricted investments...........................      2,733           1,434
Property and equipment, net......................     10,899          10,972
Acquired technology, net ........................     40,163          40,924
Other assets.....................................     14,814          15,443
                                                  ----------      ----------
                                                  $  126,220      $  113,422
                                                  ==========      ==========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable............................... $    3,890      $    3,827
  Accrued liabilities............................      7,428          12,675
  Current portion of
   deferred revenue..............................      8,541           8,435
  Current portion of
   equipment financing
   obligations ..................................      2,988           3,478
                                                  ----------      ----------
      Total current
       liabilities...............................     22,847          28,415
Long-term portion of
 deferred revenue ...............................      5,557           5,727
Long-term portion of
 equipment financing
 obligations ....................................      4,174           4,788
Convertible subordinated
 debentures......................................     45,320          44,651
Accrued acquisition
 obligation......................................      2,700           2,700
Convertible note.................................      2,500           2,500
Zero coupon convertible
 senior notes....................................     81,350          79,766
                                                  ----------      ----------
          Total liabilities......................    164,448         168,547
                                                  ----------      ----------
Commitments (Note 5)
Stockholders' deficit:
  Convertible preferred stock,
   $0.001 par value;
   5,000,000 shares authorized;
   none issued...................................         --              --
  Common stock, $0.001 par value;
   130,000,000 shares
   authorized at March 31, 2001
   and December 31, 2000;
   59,305,888 shares and
   56,823,716 shares issued at
   March 31, 2001 and
   December 31, 2000, respectively...............         59              57
  Additional paid-in capital.....................    518,579         490,484
  Deferred warrant expense ......................     (1,730)         (2,076)
  Accumulated other
   comprehensive income .........................         81              46
  Accumulated deficit............................   (554,306)       (542,725)
                                                  -----------     -----------
                                                     (37,317)        (54,214)
  Treasury stock, at cost;
   73,842 shares at March 31, 2001
   and December 31, 2000, respectively...........       (911)           (911)
                                                  -----------     -----------
          Total stockholders' deficit ...........    (38,228)        (55,125)
                                                  -----------     -----------
                                                  $  126,220      $  113,422
                                                  ===========     ===========

     See accompaning notes.

LIGAND PHARMACEUTICALS INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

                                                  Three Months Ended March 31,
                                                    2001            2000
                                                -------------   -------------
                                                                 (As restated
                                                                - see note 1)
Revenues:
   Product sales...............................  $     8,607     $     4,863
   Collaborative research and
    development and other revenues ............        8,428           5,953
                                                ------------    ------------

          Total revenues.......................       17,035          10,816
                                                ------------    ------------
Operating costs and expenses:
  Cost of products sold .......................        2,839           2,080
  Research and development.....................       12,405          12,498
  Selling, general and administrative..........       10,157           7,792
                                                ------------    ------------
          Total operating costs and expenses...       25,401          22,370
                                                 -----------     -----------
Loss from operations...........................       (8,366)        (11,554)
                                                -------------   -------------
Other income (expense):
    Interest income............................          731             741
    Interest expense...........................       (3,445)         (3,461)
    Debt conversion expense ...................           --          (2,025)
    Other, net.................................         (501)            491
                                                 ------------    -----------
            Total other income (expense) ......       (3,215)         (4,254)
                                                -------------   -------------
Loss before cumulative effect of
 a change in accounting principle .............      (11,581)        (15,808)
Cumulative effect on prior years
 (to December 31, 1999) of changing
 method of revenue recognition ................           --         (13,099)
                                                ------------    -------------
Net loss.......................................  $   (11,581)    $   (28,907)
                                                 ============    ============

Basic and diluted per share amounts:
   Loss before cumulative effect of
    a change in accounting principle .......... $       (.20)   $       (.30)
   Cumulative effect on prior years
    (to December 31, 1999) of
    changing method of revenue
    recognition ...............................           --            (.24)
                                                -------------   -------------
   Net loss....................................  $      (.20)    $      (.54)
                                                =============   =============
   Weighted average number of common shares ...   58,854,394       53,803,749
                                                =============   =============

     See accompaning notes.

LIGAND PHARMACEUTICALS INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

                                                   Three Months Ended March 31,
                                                  -----------------------------
                                                       2001            2000
                                                  -------------   -------------
                                                                  (As restated
                                                                  - see note 1)
OPERATING ACTIVITIES
Net loss..........................................  $ (11,581)     $ (28,907)
Adjustments to reconcile
 net loss to net cash
 used in operating activities:
    Accretion of debt
     discount and interest........................      2,253          2,218
    Depreciation and amortization
     of property and equipment....................        936          1,097
    Amortization of acquired technology ..........        761            762
    Debt conversion expense.......................         --          2,025
    Other.........................................        477           (513)
    Changes in operating assets and
     liabilities net of effects from
     sale of manufacturing assets:
      Accounts receivable ........................     (2,087)        (1,026)
      Inventories.................................        629           (176)
      Other current assets .......................     (4,282)           (22)
      Accounts payable and
       accrued liabilities........................       (184)        (2,626)
      Deferred revenue............................        (64)        13,305
                                                    ----------     ---------
          Net cash used in
           operating activities...................    (13,142)       (13,863)
                                                   -----------    -----------
INVESTING ACTIVITIES
Purchases of short-term investments...............     (6,082)        (6,586)
Proceeds from sale of short-term investments......        687             42
Purchases of property and equipment...............       (863)          (327)
Payments on accrued acquisition obligation .......         --           (200)
Increases in other assets.........................       (304)          (382)
Decreases in other assets.........................        933            861
Net proceeds from sale of manufacturing assets ...         --          9,676
Proceeds from sale of investment security ........         --          1,119
                                                   ----------     ----------
          Net cash provided by
           (used in) investing activities.........     (5,629)         4,203
                                                   -----------    ----------
FINANCING ACTIVITIES
Principal payments on equipment
 financing obligations............................     (1,104)        (1,007)
Proceeds from equipment
 financing arrangements ..........................         --            403
(Increase)/decrease in
 restricted investments...........................     (1,299)           287
Net proceeds from issuance
 of zero coupon convertible senior notes..........     10,000             --
Net proceeds from issuance of common stock........     22,922          3,951
                                                    ---------      ---------
          Net cash provided by
           financing activities...................     30,519          3,634
                                                    ---------      ---------
Net increase/(decrease) in cash
 and cash equivalents.............................     11,748         (6,026)
Cash and cash equivalents at
 beginning of period..............................      9,224         29,903
                                                    ---------      ---------
Cash and cash equivalents at
 end of period....................................  $  20,972      $  23,877
                                                    =========      =========
SUPPLEMENTAL DISCLOSURE OF
 CASH FLOW INFORMATION
Interest paid.....................................  $   2,181      $   2,198
SUPPLEMENTAL SCHEDULE OF
 NON-CASH INVESTING AND FINANCING ACTIVITIES
Conversion of zero coupon convertible
 senior notes to common stock.....................  $      --      $  21,022
Issuance of common stock for
 acquired technology .............................      5,000             --
Issuance of common stock for debt
 conversion incentive ............................         --          2,025
Accrual of ONTAK obligation for
 acquired technology .............................         --          5,000

     See accompaning notes.

LIGAND PHARMACEUTICALS INCORPORATED

Notes to Consolidated Financial Statements

1.    Basis of Presentation

        The consolidated financial statements of Ligand Pharmaceuticals Incorporated (“Ligand” or the “Company”) for the three months ended March 31, 2001 and 2000 are unaudited. These financial statements reflect all adjustments, consisting of only normal recurring adjustments which, in the opinion of management, are necessary to fairly present the consolidated financial position as of March 31, 2001 and the consolidated results of operations for the three months ended March 31, 2001 and 2000. The results of operations for the period ended March 31, 2001 are not necessarily indicative of the results to be expected for the year ending December 31, 2001. For more complete financial information, these financial statements, and the notes thereto, should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2000 included in the Company’s Annual Report on Form 10-K.

Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Certain reclassifications have been made to amounts included in the prior period financial statements to conform to the presentation for the period ended March 31, 2001.

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

        The Company received non-refundable up-front fees of $18.8 million in 1997, $2.3 million in 1999, and $4.3 million in 2000. The Company initially recognized those payments as revenue upon receipt, as the fees were non-refundable and the Company had transferred technology or product rights at contract inception or incurred costs in excess of the up-front fees prior to initiation of each arrangement. However, under the provisions of SAB No. 101, non-refundable up-front fees must be deferred upon receipt and recognized as products are delivered or services are performed during the term of the arrangement. The Company implemented SAB No. 101 in the fourth quarter of 2000 as a change in accounting principle, retroactive to January 1, 2000, by deferring and recognizing these up-front payments over the term designated in the arrangement. The cumulative effect of this change to December 31, 1999, which was recorded in 2000, was $13.1 million or $0.24 per share. However, the effect on the quarter ended March 31, 2000 reduced revenue and increased loss before cumulative effect of change in accounting principle by $853,000 or $0.02 per share compared to the results previously reported for the quarter ended March 31, 2000, which have been restated accordingly.

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

Inventories. Inventories are stated at the lower of cost or market. Cost is determined using the first-in-first-out method. Inventories comprise the following ($,000):

                                    March 31,        December 31,
                                      2001               2000
                                ----------------   ---------------
     Raw materials              $           492    $           498
     Work-in-process                      3,357              4,276
     Finished goods                       1,173                877
                                ---------------    ---------------
                                 $        5,022     $        5,651
                                ===============    ===============

Other Assets. Other assets comprise the following ($,000):

                                        March 31,        December 31,
                                          2001                2000
                                   ----------------    ---------------
Technology license                 $         4,000     $         4,000
Prepaid royalty buyout, net                  3,604               3,672
Deferred rent                                3,360               3,373
Investment in X-Ceptor                       2,845               3,378
Other                                        1,005               1,020
                                   ---------------      --------------
                                    $       14,814      $       15,443
                                    ==============      ==============

Accrued Liabilities. Accrued liabilities comprise the following ($,000):

                                        March 31,        December 31,
                                          2001                2000
                                   ----------------    --------------
ONTAK obligation (Note 4)           $       -- --       $       5,000
Compensation                                2,830               2,412
Interest                                      980               1,985
Royalties                                   1,560               1,122
Other                                       2,058               2,156
                                   --------------       -------------
                                    $       7,428       $      12,675
                                    =============       =============

Comprehensive Income (Loss). Comprehensive income (loss) represents net income (loss) adjusted for the change during the periods presented in unrealized gains and losses on available-for-sale securities less reclassification adjustments for realized gains or losses included in net income (loss), as well as foreign currency translation adjustments. The accumulated unrealized gains or losses are reported as accumulated other comprehensive income (loss) as a separate component of stockholders’ deficit. Comprehensive loss for the three month periods ended March 31, 2001 and 2000 is as follows ($,000):

                                                  Three Months Ended
                                                       March 31,
                                              2001                  2000
                                       ----------------      ----------------
                                                             (As restated -
                                                               see note 1)

         Comprehensive loss                 $(11,546)             $(28,898)
                                       ================      ================

2.    Zero Coupon Convertible Senior Notes

        On December 29, 2000, the Company issued the final $10 million of notes to an entity affiliated with Elan Corporation, plc (“Elan”) provided for under the September 1998 agreement. These notes are convertible into common stock at $14.16 per share. The proceeds were received on January 2, 2001.

3.     Distribution Agreement

        In February 2001, the Company and Elan entered into a distribution agreement providing for the distribution of certain of the Company’s products in various European and other international territories for a term of 10 years. The Company received a payment at contract inception and additional payments related to subsequent product marketing authorization submission and approval. Additional payments may be received as other product registrations are submitted and approved in the specified territories.

4.    Arrangement with Lilly

        In connection with the agreement between Seragen and Eli Lilly and Company (“Lilly”) under which Lilly assigned to Seragen its sales and marketing rights to ONTAK, Lilly received a $5 million milestone payment from the Company in March 2001 following the achievement of cumulative net sales of ONTAK reaching $20 million in October 2000. The Company issued 412,504 shares of its common stock to Lilly as payment for this $5 million milestone.

5.    Commitments

        In November 1998, the Company and Elan Corporation, plc (“Elan”) entered into a Development, Licence and Supply Agreement related to Elan’s product Morphelan™. For the rights to Morphelan™ the Company paid Elan certain license fees in 1998 and milestone payments due upon the occurrence of certain events in 1999 and 2000. Elan could receive up to $5 million in cash, or subject to certain conditions, in the Company’s common stock or notes upon approval of Morphelan by the FDA. Elan submitted a NDA for Morphelan to the FDA in May 2000. The Company is also committed to spend not less than $7 million through May 2003 to undertake additional clinical activities related to the commercialization of Morphelan™. In the event the Company does not spend this amount, any short fall would be paid to Elan.

6.     Stockholders’ Equity

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

        In 1999, we received marketing approval in the United States for Panretin gel, for the treatment of Kaposi’s sarcoma in AIDS patients, ONTAK, for the treatment of patients with persistent or recurrent cutaneous T-cell lymphoma or CTCL, and Targretin capsules, for the treatment of CTCL in patients who are refractory to at least one prior systemic therapy. In June 2000, Targretin gel was granted marketing approval in the United States for the treatment of patients with early stage CTCL. In addition, in May 2000, our strategic partner Elan submitted a new drug application for its product Morphelan for pain management in cancer and HIV patients. We have the exclusive marketing rights to Morphelan in the United States and Canada. In Europe, we were granted a marketing authorization for Panretin gel in October 2000 and for Targretin capsules in March 2001, and have a marketing authorization application under review for Targretin gel. We expect to launch Panretin gel and Targretin capsules in Europe in 2001 after pricing has been approved.

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

Results of Operations

Three Months Ended March 31, 2001 (“2001”), as compared with Three Months Ended March 31, 2000 (“2000”)

        Total revenues for 2001 were $17.0 million, an increase of $6.2 million, as compared to 2000 revenues of $10.8 million. Net loss for 2001 was $11.6 million or $.20 per share, a decrease of $17.3 million as compared to the 2000 net loss of $28.9 million or $.54 per share including the cumulative effect of the change in accounting principle of $13.1 million related to the 2000 implementation of SAB No. 101. For additional details, please see note 1 of the notes to consolidated financial statements. Excluding the impact of this change in accounting principle, net loss for 2001 decreased by $4.2 million as compared to 2000 net loss of $15.8 million or $.30 per share. The principal factors causing these changes are discussed below.

        Product sales for 2001 were $8.6 million as compared to $4.9 million in 2000 as a result of a 28% increase in sales of ONTAK from $3.7 million in 2000 to $4.8 million in 2001, a 192% increase in sales of Targretin capsules from $800,000 in 2000 to $2.3 million in 2001, and $1.4 million in sales of Targretin gel and Panretin gel in 2001 compared to $200,000 in 2000. Targretin capsules and Targretin gel were approved for marketing in the U.S. in December 1999 and June 2000, respectively.

        ONTAK sales again increased in the first quarter ended March 31, 2001 from increased penetration of private oncology practices and increased focus of the oncology sales force on ONTAK and Targretin capsules. Products sold for use in post-marketing clinical trials as well as price increases contributed to the quarter-to-quarter sales increase. Targretin capsules and gel continued to improve market penetration with the support of a new dermatology sales force put in place during the first quarter 2001.

        Collaborative research and development and other revenues for 2001 were $8.4 million, an increase of $2.5 million as compared to 2000. The increase was due to higher 2001 milestones of $3.5 million as compared to $1 million in 2000.

        Cost of products sold increased from $2.1 million in 2000 to $2.8 million in 2001 reflecting higher unit sales.

        Research and development expenses of $12.4 million in 2001 were virtually flat with 2000, reflecting reduced initial registration activities offset by increased spending in studies related to the use of our products in potential new indications.

        Selling, general and administrative expenses were $10.2 million in 2001, up from $7.8 million in 2000. The increase was due primarily to increased selling and marketing costs associated with the division of our U.S.-based sales force between oncology and dermatology audiences and the consequent total increase of 10 representatives, post-marketing clinical trials, and other expenses to support increased sales efforts, offset in part, by decreases in general and administrative spending.

        Total other income (expense) of $(3.2) million in 2001 compared favorably to $(4.3) million in 2000. In 2000, the debt conversion expense of $2 million related to the incentive provided to Elan for their conversion of $20 million issue price of outstanding convertible notes in March 2000, was partially offset by a gain of $437,000 on the sale of the Marathon assets and a gain of $426,000 on the sale of an investment security.

        We have federal, state, and foreign income tax net operating loss carryforwards and federal and state research tax credit carryforwards which are available within the limitation set forth in Internal Revenue Code 382 and 383.

Liquidity and Capital Resources

        We have financed our operations through private and public offerings of our equity securities, collaborative research and development and other revenues, issuance of convertible notes, capital and operating lease transactions, equipment financing arrangements, product sales and investment income.

        Working capital was $34.8 million at March 31, 2001, as compared to $16.2 million at December 31, 2000. Cash, cash equivalents, short-term investments, restricted investments and the funds receivable from Elan totaled $43.6 million at March 31, 2001, as compared to $35.1 million at December 31, 2000. We primarily invest our cash in United States government and investment grade corporate debt securities.

        Significant cash inflows in 2001 included proceeds of $22.4 million of net cash received in a private placement of 2 million shares of our common stock and $10 million from the proceeds on the final note issued to Elan. Significant cash outflows included $13.1 million of net cash used to finance operating activities in 2001, as compared to $13.9 million in 2000.

        Our subsidiary, Glycomed, is obligated to make payments under convertible subordinated debentures in the total principal amount of $50 million. The debentures pay interest semi-annually at a rate of 7 ½% per annum, are due in 2003 and convertible into our common stock at $26.52 per share. In addition, at March 31, 2001, we also had outstanding a $2.5 million convertible note to GlaxoSmithKline due in 2002 with interest at prime and convertible into our common stock at $13.56 per share as well as $81.4 million in zero coupon convertible senior notes to Elan, due 2008 with an 8% per annum yield to maturity and convertible into our common stock at approximately $14 per share.

        Certain of our property and equipment is pledged as collateral under various equipment financing arrangements. As of March 31, 2001, $7.2 million was outstanding under such arrangements with $3.0 million classified as current. Our equipment financing arrangements have terms of four to seven years with interest ranging from 6.75% to 11.02%. We lease our office and research facilities under operating lease arrangements with varying terms through August 2015.

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

Financial Condition

March 31, 2001, as compared with December 31, 2000

        Funds receivable from Elan decreased by $10 million reflecting the receipt of cash proceeds in January 2001 on the final note issued by Elan.

        Restricted investments increased by $1.3 million primarily due to a guarantee collateralization on a long-term contract to purchase electric power at rates substantially lower than those presently paid.

        Accrued liabilities decreased by $5.2 million reflecting the issuance of our common stock in satisfaction of the Lilly milestone obligation for ONTAK discussed in note 4 of the notes to consolidated financial statements.

        Stockholders’ deficit decreased by $16.9 million due primarily to the proceeds of the private placement described in note 6 of the notes to consolidated financial statements and the issuance of common stock to Lilly described in note 4 of the notes to consolidated financial statements, offset in part by the 2001 net loss of $11.6 million.

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

        We were founded in 1987. We have incurred significant losses since our inception. At March 31, 2001, our accumulated deficit was $554.3 million. To date, we have received the majority of our revenues from our collaborative arrangements and only began receiving revenues from the sale of pharmaceutical products in 1999. To become profitable, we must successfully develop, clinically test, market and sell our products. Even if we achieve profitability, we cannot predict the level of that profitability or whether we will be able to sustain profitability. We expect that our operating results will fluctuate from period to period as a result of differences in when we incur expenses and receive revenues from product sales, collaborative arrangements and other sources. Some of these fluctuations may be significant.

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

        Developing the sales force to market and sell products is a difficult, expensive and time-consuming process. We have developed an U.S. sales force of approximately 50 people, some of which are contracted from a third party, and we rely on third parties to distribute our products. The distributor is responsible for providing many marketing support services, including customer service, order entry, shipping and billing, and customer reimbursement assistance. In Europe, we will rely initially on other companies to distribute and market our products. We have entered into agreements for the marketing and distribution of our products in territories such as the United Kingdom, Germany, France, Spain, Portugal, Greece, Italy, and Central and South America. We may not be able to continue to expand our sales and marketing capabilities sufficiently to successfully commercialize our products in the territories where they receive marketing approval. To the extent we enter into co-promotion or other licensing arrangements, any revenues we receive will depend on the marketing efforts of others, which may or may not be successful.

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

        We and our subsidiaries may not have sufficient funds to make required payments due under existing debt. If we or our subsidiaries do not have adequate funds, we will be forced to refinance the existing debt and may not be successful in doing so. Our subsidiary, Glycomed, is obligated to make payments under convertible subordinated debentures in the total principal amount of $50 million. The debentures incur interest semi-annually at a rate of 7 ½% per annum, are due in 2003 and convertible into our common stock at $26.52 per share. In addition, at March 31, 2001, we had outstanding a $2.5 million convertible note to GlaxoSmithKline due in 2002 with interest at prime and convertible into our common stock at $13.56 per share. We also had outstanding $81.4 million in zero coupon convertible senior notes to Elan, due 2008 with an 8% per annum yield to maturity and convertible into our common stock at approximately $14 per share. Glycomed’s failure to make payments when due under its debentures would cause us to default under the outstanding notes to Elan.

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

PART I.    FINANCIAL INFORMATION
ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        At March 31, 2001 our investment portfolio includes fixed-income securities of $17.8 million. These securities are subject to interest rate risk and will decline in value if interest rates increase. However, due to the short duration of our investment portfolio, an immediate 10% change in interest rates would not have a material impact on our financial condition, results of operations or cash flows. Declines in interest rates over time will, however, reduce our interest income while increases in interest rates over time will increase our interest expense.

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

PART II.    OTHER INFORMATION
ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

        During the three-month period ended March 31, 2001, we issued the following securities:

        On December 29, 2000, we issued $10 million issue price of zero coupon convertible notes to an affiliate of Elan Corporation, plc, for which we received payment on January 2, 2001. The notes are convertible at any time prior to November 9, 2008 into our common stock at a conversion price of $14.16, as such price may be adjusted under the terms of the notes. The notes were issued to a single entity under a claim of exemption under Regulation S promulgated by the SEC or, alternatively, under Section 4(2) of the Securities Act.

        On January 10, 2001, we issued 2 million shares of our common stock in an unregistered transaction to selected institutional and accredited investors, including several current Ligand investors, for aggregate consideration of $24 million. In connection with the placement of the shares, we paid $1.5 million in cash compensation to the placement agent. We subsequently registered the resale of all of these shares on a Form S-3 registration statement (No. 333-53992), filed on January 19, 2001 and declared effective on January 26, 2001. The shares were issued under a claim of exemption under Regulation D promulgated by the SEC or, alternatively, under Section 4(2) of the Securities Act.

        Neither transaction involved a public offering. Appropriate legends were affixed to the notes and stock certificates, as applicable, issued in such transactions. We believe each transferee had adequate access to information about us to make an informed investment decision and each transferee is an accredited investor within the meaning of Rule 501 of Regulation D.

ITEM 6 (A)   EXHIBITS

Exhibit 3.2 (1)	Bylaws of the Company, as amended (Exhibit 3.3)
Exhibit 3.3 (2)	Amended Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Ligand Pharmaceuticals Incorporated.
Exhibit 3.5 (6)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company dated June 14, 2000.
Exhibit 4.1 (8)	Specimen stock certificate for shares of Common Stock of the Company.
Exhibit 4.2 (3)	Preferred Shares Rights Agreement, dated as of September 13, 1996, by and between Ligand Pharmaceuticals Incorporated and Wells Fargo Bank, N.A. (Exhibit 10.1)
Exhibit 4.3 (4)	Amendment to Preferred Shares Rights Agreement, dated as of November 9, 1998, between the Company and ChaseMellon Shareholder Services, L.L.C., as Rights Agent (Exhibit 99.1).
Exhibit 4.5 (7)	Indenture, dated as of December 23, 1992 by and between Glycomed Incorporated and Chemical Trust Company of California. (Filed as Exhibit 4.3).
Exhibit 4.6 (5)	First Supplement Indenture, dated as of May 18, 1995 by and among the Company, Glycomed Incorporated and Chemical Trust Company of California. (Filed as Exhibit 10.133).
Exhibit 10.233	Second Amendment to the Research, Development and License Agreement, dated as of September 2, 1994, between the Company and American Home Products Corporation (with certain confidential portions omitted).
Exhibit 10.234	Fourth Amendment to the Research, Development and License Agreement, dated as of September 2, 1994, between the Company and American Home Products Corporation (with certain confidential portions omitted).
Exhibit 10.235	Distributorship Agreement, dated February 29, 2001, between the Company and Elan Pharma International Limited (with certain confidential portions omitted).
Exhibit 10.236	Second Amendment to the Development, Licence and Supply Agreement dated November 9, 1998, between the Company and Elan Corporation, plc.
Exhibit 10.237	Form of Stock Purchase Agreement dated as of January 5, 2001, between the investors listed on Exhibit A and the Company.

__________________________________

(1)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Registration Statement on Form S-4 (No. 333-58823) filed on July 9, 1998.
(2)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 1999.
(3)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Registration Statement on Form S-3 (No. 333-12603) filed on September 25, 1996, as amended.
(4)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with, the Registration Statement on Form 8-A/A Amendment No. 1 (No. 0-20720) filed on November 10, 1998.
(5)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Registration Statement on Form S-4 (No. 33-90160) filed on March 9, 1995, as amended.
(6)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Annual Report on Form 10-K for the period ended December 31, 2000.
(7)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Registration Statement on Form S-3 of Glycomed Incorporated (Reg. No. 33-55042) filed on November 25, 1992, as amended.
(8)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Registration Statement on Form S-1 (No. 33-47257) filed on April 16, 1992 as amended.

ITEM 6 (B)    REPORTS ON FORM 8-K

The following reports on Form 8-K were filed by the Company during the first quarter of 2001:

Date of Filing	Description
January 4, 2001	Item 5 and 7, Other Events - Ligand Completes $10 Million Takedown of Elan Funding.
January 8,2001	Item 5 and 7, Other Events - Ligand Raises $24 Million in Private Placement of Common Stock.

LIGAND PHARMACEUTICALS INCORPORATED

March 31, 2001

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 7, 2001	Ligand Pharmaceuticals Incorporated By: /S/ PAUL V.MAIER Paul V. Maier Senior Vice President, Chief Financial Officer