Form 10-Q
period 2001-06-30
LIGAND PHARMACEUTICALS INC
filed 2001-08-02
CIK 886163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

                                  Mark One

[X] Quarterly Report Pursuant to Section 13 or 15(D) of the
Securities Exchange Act of 1934

For the quarterly period ended June 30, 2001 or

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X]     No [  ]

        As of July 31, 2001, the registrant had 59,708,429 shares of common stock outstanding.

LIGAND PHARMACEUTICALS INCORPORATED
QUARTERLY REPORT

FORM 10-Q

TABLE OF CONTENTS

COVER PAGE.................................................................1

TABLE OF CONTENTS..........................................................2

PART I. FINANCIAL INFORMATION
-----------------------------

ITEM 1. Financial Statements

Consolidated Balance Sheets as of June 30, 2001 and December 31, 2000......3

Consolidated Statements of Operations for the three months ended
June 30, 2001 (unaudited) and 2000 (unaudited).............................4

Consolidated Statements of Cash Flows for the three months ended
June 30, 2001 (unaudited) and 2000 (unaudited).............................5

Notes to Consolidated Financial Statements (unaudited).....................6

ITEM 2.  Management's Discussion and Analysis of Financial Condition and
Results of Operations......................................................9

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk........18

PART II. OTHER INFORMATION
--------------------------

ITEM 1. Legal Proceedings..................................................*

ITEM 2. Changes in Securities and Use of Proceeds.... .....................*

ITEM 3. Defaults upon Senior Securities....................................*

ITEM 4. Submission of Matters to a Vote of Security Holders...............19

ITEM 5. Other Information..................................................*

ITEM 6. Exhibits and Reports on Form 8-K..................................20

SIGNATURE.................................................................21

*No information provided due to inapplicability of item.

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

LIGAND PHARMACEUTICALS INCORPORATED
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

                                     ASSETS

                                                     June 30,     December 31,
                                                       2001          2000
                                                  ------------    -----------
                                                   (Unaudited)
Current assets:
  Cash and cash equivalents.................      $   28,600      $    9,224
  Short-term investments....................          16,959          14,439
  Funds receivable from Elan ...............              --          10,000
  Accounts receivable, net .................           5,163           2,824
  Inventories...............................           4,519           5,651
  Other current assets......................           2,340           2,511
                                                  ----------      ----------
          Total current assets..............          57,581          44,649
Restricted investments......................           2,733           1,434
Property and equipment, net.................          10,439          10,972
Acquired technology, net ...................          39,402          40,924
Other assets................................          14,545          15,443
                                                  ----------      ----------
                                                  $  124,700      $  113,422
                                                  ==========      ==========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable..........................      $    4,111      $    3,827
  Accrued liabilities.......................           9,110          12,675
  Current portion of
    deferred revenue........................           9,545           8,435
  Current portion of equipment
    financing obligations ..................           2,689           3,478
                                                   ----------      ----------
          Total current liabilities.........          25,455          28,415
Long-term portion of deferred revenue ......           7,016           5,727
Long-term portion of equipment
   financing obligations ...................           3,705           4,788
Convertible subordinated debentures.........          45,988          44,651
Accrued acquisition obligation..............           2,700           2,700
Convertible note............................           2,500           2,500
Zero coupon convertible senior notes........          82,964          79,766
                                                  ----------      ----------
          Total liabilities.................         170,328         168,547
                                                  ----------      ----------
Commitments (Note 6)
Stockholders' deficit:
  Convertible preferred stock,
     $0.001 par value; 5,000,000 shares
     authorized; none issued................              --              --
  Common stock, $0.001 par value;
    130,000,000 shares authorized;
    59,576,830 shares and 56,823,716 shares
    issued at June 30, 2001 and
    December 31, 2000, respectively.........              60              57
  Additional paid-in capital................         521,466         490,484
  Deferred warrant expense .................          (1,384)         (2,076)
  Accumulated other comprehensive income ...              62              46
  Accumulated deficit.......................        (564,921)       (542,725)
                                                  -----------     ----------
                                                     (44,717)        (54,214)
  Treasury stock, at cost; 73,842 shares....            (911)           (911)
                                                  -----------     ----------
          Total stockholders' deficit ......         (45,628)        (55,125)
                                                  -----------     ----------
                                                  $  124,700      $  113,422
                                                  ===========     ==========

     See accompaning notes.

LIGAND PHARMACEUTICALS INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

                                 Three Months Ended         Six Months Ended
                                       June 30,                 June 30,
                                  2001         2000         2001          2000
                               ----------    ---------    ---------    ---------
                                           (As restated-           (As restated-
Revenues:                                   see note 1)              see note 1)
Product sales................. $  10,002     $  4,893     $ 18,609     $  9,756
Collaborative research
  and development and
  other revenues .............     7,487        4,977       15,915       10,930
                               ----------    ---------    ---------    ---------
     Total revenues...........    17,489        9,870       34,524       20,686
                               ----------    ---------    ---------    ---------
Operating costs and expenses:
Cost of products sold ........     3,077        2,010        5,916        4,090
Research and development......    13,191       12,766       25,596       25,264
Selling, general and
  administrative..............     8,886        9,572       19,043       17,364
                               ----------    ---------    ---------    ---------
     Total operating
       costs and expenses.....    25,154       24,348       50,555       46,718
                               ----------    ---------    ---------    ---------
Loss from operations..........    (7,665)     (14,478)     (16,031)     (26,032)
                               ----------    ---------    ---------    ---------
Other income (expense):
    Interest income...........       551          686        1,282        1,427
    Interest expense..........    (3,449)      (3,204)      (6,894)      (6,664)
    Debt conversion expense ..        --           --           --       (2,025)
    Other, net................       (52)        (364)        (553)         126
                               ----------    ---------    ---------    ---------
       Total other
         income (expense) ....    (2,950)      (2,882)      (6,165)      (7,136)
                               ----------    ---------    ---------    ---------
Loss before cumulative
  effect of a change in
  accounting principle .......   (10,615)     (17,360)     (22,196)     (33,168)
Cumulative effect on
  prior years (to
  December 31, 1999) of
  changing method of
  revenue recognition ........        --           --           --      (13,099)
                               ----------    ---------    ---------    ---------
Net loss...................... $ (10,615)    $(17,360)    $(22,196)    $(46,267)
                               ==========    =========    =========    =========
Basic and diluted
  per share amounts:
   Loss before cumulative
     effect of a change in
     accounting principle ...  $   (0.18)    $  (0.31)    $  (0.38)    $  (0.61)
   Cumulative effect on
     prior years (to
     December 31, 1999) of
     changing method of
     revenue recognition ....         --           --           --        (0.24)
                               ----------    ---------    ---------    ---------
Net loss..................... $    (0.18)    $  (0.31)    $  (0.38)    $  (0.85)
                               ==========    =========    =========    =========
Weighted average number
  of common shares ..........     59,380       55,600       59,119       54,701
                               ==========    =========    =========    =========

See accompaning notes.

LIGAND PHARMACEUTICALS INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

                                                   Six Months Ended June 30,
                                                      2001           2000
                                                  -----------    -----------
                                                                 (As restated-
                                                                  see note 1)
OPERATING ACTIVITIES
Net loss........................................   $ (22,196)     $ (46,267)
Adjustments to reconcile net loss to net cash
  used in operating activities:
    Accretion of debt
      discount and interest.....................       4,536          4,191
    Depreciation and amortization
      of property and equipment.................       1,873          2,044
    Equity in loss of affiliate.................         620            807
    Amortization of acquired technology ........       1,659          1,659
    Debt conversion expense.....................          --          2,025
    Other.......................................         947           (167)
Changes in operating assets and liabilities
  net of effects from sale of manufacturing assets:
    Accounts receivable ........................      (2,339)          (503)
    Inventories.................................       1,132            276
    Other current assets .......................         171            715
    Accounts payable and accrued liabilities....       1,719         (1,375)
    Deferred revenue............................       2,399         14,917
                                                  -----------    -----------
      Net cash used in operating activities.....      (9,479)       (21,678)
                                                  -----------    -----------
INVESTING ACTIVITIES
Purchases of short-term investments.............     (10,739)       (10,330)
Proceeds from sale of short-term investments....       8,276          4,301
Purchases of property and equipment.............      (1,340)          (855)
Payments on accrued acquisition obligation .....          --           (200)
Decrease in other assets........................         143             20
Net proceeds from sale of manufacturing assets..          --          9,676
Proceeds from sale of investment security  .....          --          1,119
                                                  -----------    -----------
     Net cash provided by (used in)
       investing activities.....................      (3,660)         3,731
                                                  -----------    -----------
FINANCING ACTIVITIES
Principal payments on equipment
  financing obligations.........................      (2,244)        (2,016)
Proceeds from equipment financing
  arrangements .................................         372          1,078
(Increase)/decrease in restricted investments...      (1,299)           287
Net proceeds from issuance of zero coupon
  convertible senior notes......................      10,000             --
Net proceeds from issuance of common stock......      25,686         11,852
                                                  -----------    -----------
     Net cash provided by financing activities..      32,515         11,201
                                                  -----------    -----------
Net increase/(decrease) in cash and
  cash equivalents..............................      19,376         (6,746)
Cash and cash equivalents at beginning
  of period.....................................       9,224         29,903
                                                  -----------    -----------
Cash and cash equivalents at end of period......   $  28,600      $  23,157
                                                  ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid...................................   $   2,341      $   2,424

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES
Conversion of zero coupon convertible senior
  notes to common stock.........................   $      --      $  21,022
Issuance of common stock for acquired
  technology ...................................       5,000          4,000
Issuance of common stock for debt
  conversion incentive .........................          --          2,025
Accrual of ONTAK obligation for
  acquired technology ..........................          --          5,000

See accompaning notes.

LIGAND PHARMACEUTICALS INCORPORATED

Notes to Consolidated Financial Statements

1.    Basis of Presentation

        The consolidated financial statements of Ligand Pharmaceuticals Incorporated (“Ligand” or the “Company”) for the three and six months ended June 30, 2001 and 2000 are unaudited. These financial statements reflect all adjustments, consisting of only normal recurring adjustments which, in the opinion of management, are necessary to fairly present the consolidated financial position as of June 30, 2001 and the consolidated results of operations for the three and six months ended June 30, 2001 and 2000. The results of operations for the period ended June 30, 2001 are not necessarily indicative of the results to be expected for the year ending December 31, 2001. For more complete financial information, these financial statements, and the notes thereto, should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2000 included in the Company’s Annual Report on Form 10-K and the unaudited consolidated financial statements for the three months ended March 31, 2001 included in the Company's Quarterly Report on Form 10-Q filed with the SEC.

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

Revenue Recognition. In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements. SAB No. 101 provides guidance in applying accounting principles generally accepted in the United States to revenue recognition in financial statements, including the recognition of non-refundable up-front fees received in conjunction with contractual arrangements that have multiple performance elements and require continuing involvement. SAB No. 101 requires that such fees be recognized as products are delivered or services are performed that represent the culmination of a separate earnings process.

        The Company received non-refundable up-front fees of $18.8 million in 1997, $2.3 million in 1999, and $4.3 million in 2000. The Company initially recognized those payments as revenue upon receipt, as the fees were non-refundable and the Company had transferred technology or product rights at contract inception or incurred costs in excess of the up-front fees prior to initiation of each arrangement. However, under the provisions of SAB No. 101, non-refundable up-front fees must be deferred upon receipt and recognized as products are delivered or services are performed during the term of the arrangement. The Company implemented SAB No. 101 in the fourth quarter of 2000 as a change in accounting principle, retroactive to January 1, 2000, by deferring and recognizing these up-front payments over the term designated in the arrangement. The cumulative effect of this change to December 31, 1999, which was recorded in 2000, was $13.1 million or $0.24 per share. However, the effect on the six and three months ended June 30, 2000 and March 31, 2000 reduced revenue and increased loss before cumulative effect of change in accounting principle by $901,000 or $0.01 per share and $853,000 or $0.02 per share, respectively, compared to the results previously reported for the prior year quarters which have been restated accordingly.

New Accounting Pronouncements.In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, “Business Combinations”. SFAS No. 141 requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company does not believe that the adoption of SFAS 141 will have a significant impact on its financial statements.

        In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 requires that goodwill and other intangible assets with indefinite lives no longer be amortized, but instead tested for impairment at least annually. In addition, the standard includes provisions for the reclassification of certain existing intangibles as goodwill and reassessment of the useful lives of existing recognized intangibles. SFAS 142 is effective for fiscal years beginning after December 31, 2001. The Company has not determined the impact, if any, that this statement will have on its financial statements.

Net Loss Per Share. Net loss per share is computed using the weighted average number of common shares outstanding. Basic and diluted net loss per share amounts are equivalent for the periods presented as the inclusion of common stock equivalents in the number of shares used for the diluted computation would be anti-dilutive.

Reclassification. Certain prior year amounts have been reclassified to conform to the current year presentation.

Inventories. Inventories are stated at the lower of cost or market. Cost is determined using the first-in-first-out method. Inventories consist of the following ($,000):

                                       June 30,       December 31,
                                         2001             2000
                                  ----------------  --------------
Raw materials                     $           493   $          498
Work-in-process                             2,563            4,276
Finished goods                              1,463              877
                                  ---------------   --------------
                                  $         4,519   $        5,651
                                  ===============   ==============

Other Assets.Other assets consist of the following ($,000):

                                       June 30,     December 31,
                                         2001           2000
                                  ----------------  --------------
Technology license                $         4,000   $        4,000
Prepaid royalty buyout, net                 3,536            3,672
Deferred rent                               3,318            3,373
Investment in X-Ceptor                      2,758            3,378
Other                                         933            1,020
                                  ----------------  --------------
                                  $        14,545   $       15,443
                                  ================  ==============

Accrued Liabilities. Accrued liabilities consist of the following ($,000):

                                       June 30,       December 31,
                                         2001             2000
                                  ----------------  --------------
Royalties                         $       2,688     $       1,122
Compensation                              2,496             2,412
Interest                                  1,971             1,985
ONTAK obligation (Note 4)                    --             5,000
Other                                     1,955             2,156
                                  ----------------  --------------
                                  $       9,110     $      12,675
                                  ================  ==============

Comprehensive Loss. Comprehensive loss represents net loss adjusted for the change during the periods presented in unrealized gains and losses on available-for-sale securities less reclassification adjustments for realized gains or losses included in net loss, as well as foreign currency translation adjustments. The accumulated unrealized gains or losses are reported as accumulated other comprehensive loss as a separate component of stockholders’ deficit. Comprehensive loss for the three and six month periods ended June 30, 2001 and 2000 is as follows ($,000):

                       Three Months Ended          Six Months Ended
                            June 30,                    June 30,
                       2001         2000          2001          2000
                    ---------     ---------     ---------     ---------
                                (As restated-               (As restated-
                                 see note 1)                 see note 1)
Comprehensive loss  $(10,634)     $(17,315)     $(22,180)     $(46,213)
                    =========     =========     =========     =========

2.     Zero Coupon Convertible Senior Notes

        On December 29, 2000, the Company issued the final $10 million of zero coupon convertible senior notes to an entity affiliated with Elan Corporation, plc (“Elan”) provided for under a September 1998 agreement, as amended. These notes are convertible into common stock at $14.16 per share. The proceeds were received on January 2, 2001.

3.     Distribution Agreement

        In February 2001, the Company and Elan entered into a distribution agreement providing for the distribution of certain of the Company’s products in various European and other international territories for a term of 10 years. The Company received a payment at contract inception and additional payments related to subsequent product marketing authorization submission and approval. Additional payments may be received as other product registrations are submitted and approved in specified territories.

4.    Arrangement with Lilly

        In connection with an agreement between the Company's wholly owned subsidiary, Seragen, Inc. (“Seragen”) and Eli Lilly and Company (“Lilly”) under which Lilly assigned to Seragen its sales and marketing rights to ONTAK, Lilly received a $5 million milestone payment from the Company in March 2001 following the achievement of cumulative net sales of ONTAK reaching $20 million in October 2000. The Company issued 412,504 shares of its common stock to Lilly as payment for this $5 million milestone.

5.    Research and Development Collaborations

        In June 2001, the Company and TAP Pharmaceutical Products Inc. (“TAP”) entered into a research and collaboration agreement to focus on the discovery and development of selective androgen receptor modulators (“SARMs”). SARMs contribute to the prevention and treatment of certain diseases, including hypogonadism, male and female sexual dysfunction, male and female osteoporosis, frailty, and male hormone replacement therapy.

        Under the terms of the collaboration, Ligand will receive funding during the research phase of the agreement and potentially milestone and royalty payments if the collaboration is successful. TAP was also granted exclusive worldwide rights to manufacture and sell any products resulting from the collaboration in TAP’s field. During the quarter, the Company received $3.5 million upon the delivery of a Ligand manufactured drug substance (LGD2226) to be further developed by TAP. The $3.5 million payment will be recognized as revenue over the initial collaboration period.

        In June 2001, Bristol-Myers Squibb informed Ligand that it was terminating its mineralocorticoid receptor research and development collaboration with the Company. Under the terms of the agreement, Ligand will receive $1.1 million in termination related payments.

6.    Commitments

        In November 1998, the Company and Elan entered into a Development, License and Supply Agreement related to Elan’s product Morphelan™. For the rights to Morphelan™ the Company paid Elan certain license fees in 1998 and milestone payments due upon the occurrence of certain events in 1999 and 2000. Elan could receive up to $5 million in cash, or subject to certain conditions, in the Company’s common stock or notes upon approval of Morphelan for marketing by the FDA. Elan submitted a NDA for Morphelan to the FDA in May 2000. The Company is also committed to spend not less than $7 million through May 2003 to undertake additional clinical activities related to the commercialization of Morphelan™. In the event the Company does not spend this amount, any shortfall would be paid to Elan.

7.     Stockholders’ Equity

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

        Panretin® and Targretin® are registered trademarks of Ligand, and ONTAK® is a registered trademark of Seragen, Inc., our wholly owned subsidiary.

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

         In 1999, we received marketing approval in the United States for Panretin gel, for the treatment of Kaposi's sarcoma in AIDS patients, ONTAK, for the treatment of patients with persistent or recurrent cutaneous T-cell lymphoma or CTCL, and Targretin capsules, for the treatment of CTCL in patients who are refractory to at least one prior systemic therapy. In June 2000, Targretin gel was granted marketing approval in the United States for the treatment of patients with early stage CTCL. In addition, in May 2000, our strategic partner Elan submitted a new drug application ("NDA") for its product Morphelan for pain management in cancer and HIV patients. The FDA has issued an approvable letter for the NDA for Morphelan and Elan has submitted a response to the FDA's questions in the letter. We have the exclusive marketing rights to Morphelan in the United States and Canada. In Europe, we were granted a marketing authorization for Panretin gel in October 2000 and for Targretin capsules in March 2001, and have a marketing authorization application under review for Targretin gel. We expect to launch Panretin gel and Targretin capsules in Europe in 2001 after pricing has been approved.

        We are also currently involved in the research phase of research and development collaborations with Eli Lilly and Company, GlaxoSmithKline, Organon Company and TAP Pharmaceutical Products Inc. (TAP). Collaborations in the development phase are being pursued by American Home Products, Abbott Laboratories, Glaxo-Wellcome plc, and Allergan, Inc. We receive funding during the research phase of the arrangements and milestone and royalty payments as products are developed and marketed by our corporate partners. In addition, in connection with some of these collaborations, we received non-refundable up-front payments.

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

Results of Operations

Three Months Ended June 30, 2001 compared to Three Months Ended June 30, 2000

        Total revenues for the second quarter ended June 30, 2001 were $17.5 million, an increase of $7.6 million or 77% over the same period last year. Net loss for the second quarter of 2001 was $10.6 million or $.18 per share, a decrease of $6.8 million compared to net loss of $17.4 million or $.31 per share for the prior year period. Results for 2000 reflect the implementation of SAB No. 101 effective January 1, 2000. For additional details, see note 1 of the notes to consolidated financial statements.

        Product sales for the second quarter of 2001 were $10.0 million compared to $4.9 million for the second quarter of 2000 driven by a 175% increase in sales of Targretin capsules from $1.2 million in 2000 to $3.3 million in 2001 and a 61% increase in sales of ONTAK to $5.0 million in 2001. Additionally, sales of Targretin gel and Panretin gel amounted to $1.7 million in 2001 compared to $0.6 million in 2000. Targretin gel received approval for marketing in the U.S. in June 2000.

        Sales of Targretin capsules and ONTAK continue to benefit from a fully dedicated oncology sales force. Products sold for use in post-marketing clinical trials, price increases and the success of the dermatology sales force put in place in the first quarter have also contributed to the increase in 2001 sales.

        Collaborative research and development and other revenues were $7.5 million for the three months ended June 30, 2001, an increase of $2.5 million, or 50%, over the prior year period. In June 2001, Bristol-Myers Squibb informed us that they were terminating the mineralocorticoid receptor research and collaboration agreement. Revenue for the second quarter of 2001 includes $1.0 million of previously deferred up-front fees and $1.1 million in payments due from Bristol-Myers Squibb in connection with the termination of the research and collaboration agreement.

        Cost of products sold increased from $2.0 million in 2000 to $3.1 million in 2001 in connection with the growth in product sales.

        Research and development expenses of $13.2 million for the quarter ended June 30, 2001 compare to $12.8 million for the prior year quarter reflecting increased spending in studies related to the use of our products in potential new indications, partially offset by reduced registration activities.

        Selling, general and administrative expenses decreased 7% from $9.6 million in the second quarter of 2000 to $8.9 million in the second quarter of 2001. The decrease reflects significant advertising and promotion expenses in the prior year quarter associated with the launch of Targretin capsules in early 2000, partially offset by higher costs associated with an increased sales force and post-marketing clinical studies.

        We have federal, state, and foreign income tax net operating loss carryforwards and federal and state research tax credit carryforwards which are available within the limitation set forth in Internal Revenue Code sections 382 and 383.

Six Months Ended June 30, 2001 compared to Six Months Ended June 30, 2000

         Total revenues for the six months ended June 30, 2001 were $34.5 million, an increase of $13.8 million or 67% from the same period in 2000. Net loss for the first half of 2001 was $22.2 million or $.38 per share compared to a net loss of $46.3 million or $.85 per share in 2000 including the cumulative effect of the change in accounting principle of $13.1 million related to the 2000 implementation of SAB 101. Excluding the impact of the cumulative effect of the change, the net loss for 2001 decreased $11.0 million compared to 2000 net loss of $33.2 million or $.61 per share. For additional details, see note 1 of the notes to consolidated financial statements.

        Product sales for the first half of 2001 were $18.6 million compared to $9.8 million in 2000. Sales of Targretin capsules increased from $2.0 million in 2000 to $5.7 million in 2001 while sales of ONTAK increased 44% to $9.8 million. Sales of Targretin gel and Panretin gel increased $2.4 million from $.7 million in 2000 to $3.1 million in 2001.

         Collaborative research and development and other revenues increased from $10.9 million in 2000 to $15.9 million in 2001. The increase is due to higher 2001 milestones of $3.8 million compared to $1 million in 2000, and $1.0 million of revenue recognized as previously deferred up-front fees from Bristol-Myers Squibb and $1.1 million in payments due in connection with the June 2001 termination of the Bristol-Myers Squibb research and collaboration agreement.

        Cost of products sold increased $1.8 million from $4.1 million in 2000 to $5.9 million in 2001. This increase is in connection with the growth in product sales.

        Research and development expenses increased from $25.3 million in 2000 to $25.6 million in 2001 reflecting increased spending in studies related to the use of our products in potential new indications, partially offset by reduced registration activities.

        Selling, general and administrative expenses were $19.0 million in 2001 compared to $17.4 million in 2000, an increase of 9%. The increase is primarily due to costs associated with the implementation of fully dedicated oncology and dermatology sales forces in the first quarter of 2001, including the addition of 10 sales representatives, and post marketing clinical trials, partially offset by higher promotion and advertising expenses incurred in 2000 in connection with the launch of Targretin capsules.

        Other expense, net decreased 13% from $7.1 million in 2000 to $6.2 million in 2001. The decrease is due to debt conversion expenses of $2 million incurred in 2000 related to the conversion of $20 million convertible notes held by Elan, partially offset by gains on the sale of manufacturing assets and investment securities in 2000.

Liquidity and Capital Resources

        We have financed our operations through private and public offerings of our equity securities, collaborative research and development and other revenues, issuance of convertible notes, capital and operating lease transactions, equipment financing arrangements, product sales and investment income.

        Working capital was $32.1 million at June 30, 2001 compared to $16.2 million at December 31, 2000. Cash and cash equivalents, short-term investments, restricted investments and funds receivable from Elan totaled $48.3 million at June 30, 2001 compared to $35.1 million at December 31, 2000. We primarily invest our cash in United States government and investment grade corporate debt securities.

        Significant cash inflows during the first half of 2001 include proceeds of $22.4 million of net cash received in a private placement of 2 million shares of our common stock and $10 million from the proceeds on the final note issued to Elan. Significant cash outflows include $9.5 million of net cash used to finance operating activities in 2001 compared to $21.7 million in 2000.

        Our subsidiary, Glycomed, is obligated to make payments under convertible subordinated debentures in the total principal amount of $50 million. The debentures pay interest semi-annually at a rate of 7 ½% per annum, are due in 2003 and convertible into our common stock at $26.52 per share. In addition, at June 30, 2001, we had outstanding a $2.5 million convertible note to GlaxoSmithKline due in 2002 with interest at prime and convertible into our common stock at $13.56 per share as well as $83.0 million in zero coupon convertible senior notes to Elan, due 2008 with an 8% per annum yield to maturity and convertible into our common stock at approximately $14 per share.

        Certain of our property and equipment is pledged as collateral under various equipment financing arrangements. As of June 30, 2001, $6.4 million was outstanding under such arrangements with $2.7 million classified as current. Our equipment financing arrangements have terms of four to seven years with interest ranging from 6.75% to 11.02% per annum. We lease our office and research facilities under operating lease arrangements with varying terms through August 2015.

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

Financial Condition

June 30, 2001 compared to December 31, 2000

        Funds receivable from Elan decreased by $10 million reflecting the receipt of cash proceeds in January 2001 on the final note issued by Elan.

        Accrued liabilities decreased by $3.6 million reflecting the issuance of our common stock in satisfaction of a $5 million Lilly milestone obligation for ONTAK discussed in note 4 of the notes to consolidated financial statements.

        Stockholders’ deficit decreased by $9.5 million due primarily to the proceeds of the private placement described in note 7 of the notes to consolidated financial statements, the issuance of common stock to Lilly described in note 4 of the notes to consolidated financial statements, and the issuance of common stock upon the exercise of employee stock options, offset in part by the 2001 net loss of $22.2 million.

Recent Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, “Business Combinations”. SFAS No. 141 requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company does not believe that the adoption of SFAS 141 will have a significant impact on its financial statements.

        In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 requires that goodwill and other intangible assets with indefinite lives no longer be amortized, but instead tested for impairment at least annually. In addition, the standard includes provisions for the reclassification of certain existing intangibles as goodwill and reassessment of the useful lives of existing recognized intangibles. SFAS 142 is effective for fiscal years beginning after December 31, 2001. The Company has not determined the impact, if any, that this statement will have on its financial statements.

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

        We were founded in 1987. We have incurred significant losses since our inception. At June 30, 2001, our accumulated deficit was $564.9 million. To date, we have received the majority of our revenues from our collaborative arrangements and only began receiving revenues from the sale of pharmaceutical products in 1999. To become profitable, we must successfully develop, clinically test, market and sell our products. Even if we achieve profitability, we cannot predict the level of that profitability or whether we will be able to sustain profitability. We expect that our operating results will fluctuate from period to period as a result of differences in when we incur expenses and receive revenues from product sales, collaborative arrangements and other sources. Some of these fluctuations may be significant.

        Most of our products in development will require extensive additional development, including preclinical testing and human studies, as well as regulatory approvals, before we can market them. We do not expect that any products resulting from our product development efforts or the efforts of our collaborative partners, other than those for which marketing approval has already been received, will be available for sale until the first half of the 2002 calendar year at the earliest, if at all. There are many reasons that we or our collaborative partners may fail in our efforts to develop our other potential products, including the possibility that:

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

        Developing the sales force to market and sell products is a difficult, expensive and time-consuming process. We have developed a U.S. sales force of approximately 50 people, some of which are contracted from a third party, and we rely on third parties to distribute our products. The distributor is responsible for providing many marketing support services, including customer service, order entry, shipping and billing, and customer reimbursement assistance. In Europe, we will rely initially on other companies to distribute and market our products. We have entered into agreements for the marketing and distribution of our products in territories such as the United Kingdom, Germany, France, Spain, Portugal, Greece, Italy, and Central and South America. We may not be able to continue to expand our sales and marketing capabilities sufficiently to successfully commercialize our products in the territories where they receive marketing approval. To the extent we enter into co-promotion or other licensing arrangements, any revenues we receive will depend on the marketing efforts of others, which may or may not be successful.

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

        We and our subsidiaries may not have sufficient funds to make required payments due under existing debt. If we or our subsidiaries do not have adequate funds, we will be forced to refinance the existing debt and may not be successful in doing so. Our subsidiary, Glycomed, is obligated to make payments under convertible subordinated debentures in the total principal amount of $50 million. The debentures incur interest semi-annually at a rate of 7 ½% per annum, are due in 2003 and convertible into our common stock at $26.52 per share. In addition, at June 30, 2001, we had outstanding a $2.5 million convertible note to GlaxoSmithKline due in 2002 with interest at prime and convertible into our common stock at $13.56 per share. We also had outstanding $83.0 million in zero coupon convertible senior notes to Elan, due 2008 with an 8% per annum yield to maturity and convertible into our common stock at approximately $14 per share. Glycomed’s failure to make payments when due under its debentures and Ligand's failure to make payments due under the convertible note to GlaxoSmithKline would cause us to default under the outstanding notes to Elan.

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

        Our strategy for developing and commercializing many of our potential products, including products aimed at larger markets, includes entering into collaborations with corporate partners, licensors, licensees and others. These collaborations provide us with funding and research and development resources for potential products for the treatment or control of metabolic diseases, hematopoiesis, women’s health disorders, inflammation, cardiovascular disease, cancer and skin disease, and osteoporosis. These agreements also give our collaborative partners significant discretion when deciding whether or not to pursue any development program. For example, in June 2001, Bristol-Myers Squibb informed us that they were terminating the mineralocorticoid receptor research and collaboration agreement. Our collaborations may not continue or be successful.

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

PART I.    FINANCIAL INFORMATION
ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        At June 30, 2001 our investment portfolio includes fixed-income securities of $14.9 million. These securities are subject to interest rate risk and will decline in value if interest rates increase. However, due to the short maturities of holdings in our investment portfolio, an immediate 10% change in interest rates would not have a material impact on our financial condition, results of operations or cash flows. Declines in interest rates over time will, however, reduce our interest income while increases in interest rates over time will increase our interest expense.

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

PART II.   OTHER INFORMATION
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Meeting of Stockholders was held on May 25, 2001. The following elections and proposals were approved at the Annual Meeting:

                               Votes         Votes         Votes        Votes      Broker
                                For         Against      Withheld     Abstaining   Nonvote
                              --------     ---------    ----------    ----------   -------
1.Election of a Board of
  Directors.  The total
  number of votes cast for,
  or withheld for each
  nominee was as follows:

  Henry F. Blissenbach        52,333,215       -- --     1,147,854         -- --     -- --
  Alexander D. Cross, Ph.D.   52,719,794       -- --       761,275         -- --     -- --
  John Groom                  52,340,264       -- --     1,140,805         -- --     -- --
  Irving S. Johnson, Ph.D.    52,770,804       -- --       710,265         -- --     -- --
  Carl C. Peck, M.D.          52,767,411       -- --       713,658         -- --     -- --
  David E. Robinson           51,187,694       -- --     2,293,375         -- --     -- --
  Michael A. Rocca            52,726,562       -- --       754,507         -- --     -- --

2.Amendment of the 1992       48,822,607   6,534,586         -- --       123,876     -- --
  Stock Option/Stock
  Issuance Plan to increase
  the authorized number
  of shares of common
  stock available for
  issuance under such plan
  from 9,573,457 to
  10,323,457.

3.Amendment of the 1992       52,675,962     693,232         -- --       111,875     -- --
  Employee Stock Purchase
  Plan to increase the
  authorized number of
  shares of common stock
  available for purchase
  under such plan from
  405,000 to 465,000.

4.Ratification of the         53,300,072     135,757         -- --        45,240     -- --
  appointment of
  Deloitte & Touche LLP
  as the independent
  auditors for the fiscal
  year ending December 31,
  2001.

ITEM 6 (A)   EXHIBITS

Exhibit 3.1 (1)	Amended and Restated Certificate of Incorporation of the Company (Exhibit 3.2).
Exhibit 3.2 (1)	Bylaws of the Company, as amended (Exhibit 3.3).
Exhibit 3.3 (2)	Amended Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Ligand Pharmaceuticals Incorporated.
Exhibit 3.5 (6)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company dated June 14, 2000.
Exhibit 4.1 (8)	Specimen stock certificate for shares of Common Stock of the Company.
Exhibit 4.2 (3)	Preferred Shares Rights Agreement, dated as of September 13, 1996, by and between Ligand Pharmaceuticals Incorporated and Wells Fargo Bank, N.A. (Exhibit 10.1)
Exhibit 4.3 (4)	Amendment to Preferred Shares Rights Agreement, dated as of November 9, 1998, between the Company and ChaseMellon Shareholder Services, L.L.C., as Rights Agent (Exhibit 99.1).
Exhibit 4.5 (7)	Indenture, dated as of December 23, 1992 by and between Glycomed Incorporated and Chemical Trust Company of California. (Filed as Exhibit 4.3).
Exhibit 4.6 (5)	First Supplement Indenture, dated as of May 18, 1995 by and among the Company, Glycomed Incorporated and Chemical Trust Company of California. (Filed as Exhibit 10.133).
Exhibit 10.238	Letter Agreement, dated May 17, 2001, between the Company and Gian Aliprandi.
Exhibit 10.239	Research, Development and License Agreement by and between the Company and TAP Pharmaceutical Products Inc. dated June 22, 2001.

__________________________________

(1)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Registration Statement on Form S-4 (No. 333-58823) filed on July 9, 1998.
(2)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 1999.
(3)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Registration Statement on Form S-3 (No. 333-12603) filed on September 25, 1996, as amended.
(4)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with, the Registration Statement on Form 8-A/A Amendment No. 1 (No. 0-20720) filed on November 10, 1998.
(5)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Registration Statement on Form S-4 (No. 33-90160) filed on March 9, 1995, as amended.
(6)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Annual Report on Form 10-K for the period ended December 31, 2000.
(7)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Registration Statement on Form S-3 of Glycomed Incorporated (Reg. No. 33-55042) filed on November 25, 1992, as amended.
(8)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Registration Statement on Form S-1 (No. 33-47257) filed on April 16, 1992 as amended.

ITEM 6 (B)    REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the quarter ended June 30, 2001.

LIGAND PHARMACEUTICALS INCORPORATED

June 30, 2001

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 2, 2001	Ligand Pharmaceuticals Incorporated By: /S/ PAUL V.MAIER Paul V. Maier Senior Vice President, Chief Financial Officer