Form 10-Q
period 2002-03-31
LIGAND PHARMACEUTICALS INC
filed 2002-05-06
CIK 886163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

                                                Mark One

[X] Quarterly Report Pursuant to Section 13 or 15(D) of the
Securities Exchange Act of 1934

For the quarterly period ended March 31, 2002 or

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X]     No [  ]

        As of April 30, 2002, the registrant had 71,192,155 shares of common stock outstanding.

LIGAND PHARMACEUTICALS INCORPORATED
QUARTERLY REPORT

FORM 10-Q

TABLE OF CONTENTS

COVER PAGE	1
TABLE OF CONTENTS	2
PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
Consolidated Balance Sheets as of March 31, 2002 and December 31, 2001	3
Consolidated Statements of Operations for the three months ended March 31, 2002 (unaudited) and 2001 (unaudited)	4
Consolidated Statements of Cash Flows for the three months ended March 31, 2002 (unaudited) and 2001 (unaudited)	5
Notes to Consolidated Financial Statements (unaudited)	6
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	9
ITEM 3. Quantitative and Qualitative Disclosures about Market Risk	21
PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings	*
ITEM 2. Changes in Securities and Use of Proceeds	22
ITEM 3. Defaults upon Senior Securities	*
ITEM 4. Submission of Matters to a Vote of Security Holders	*
ITEM 5. Other Information	*
ITEM 6. Exhibits and Reports on Form 8-K	22
SIGNATURE	24

*No information provided due to inapplicability of item.

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

LIGAND PHARMACEUTICALS INCORPORATED

CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

                                     ASSETS

                                                     March 31,     December 31,
                                                        2002            2001
                                                   -----------     -----------
                                                            (Unaudited)
Current assets:
  Cash and cash equivalents......................  $   18,191      $   20,741
  Short-term investments.........................      19,431          16,947
  Accounts receivable, net ......................       7,569           9,798
  Inventories....................................       2,828           3,756
  Other current assets...........................       3,131           2,332
                                                   -----------     -----------
          Total current assets...................      51,150          53,574
Restricted investments...........................       2,093           2,370
Property and equipment, net......................      10,391           9,690
Acquired technology, net ........................      37,118          37,879
Other assets.....................................      18,154          13,960
                                                   -----------     -----------
                                                   $  118,906      $  117,473
                                                   ===========     ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable...............................  $    7,033      $    5,385
  Accrued liabilities............................      10,736          12,245
  Current portion of deferred revenue............       7,415           8,729
  Current portion of equipment financing
    obligations .................................       2,637           2,867
  Convertible subordinated debentures............      47,994              --
  Convertible note ..............................       2,500           2,500
                                                   -----------     -----------
          Total current liabilities..............      78,315          31,726
Long-term portion of deferred revenue ...........       3,990           4,164
Long-term portion of equipment financing
  obligations ...................................       2,879           3,354
Convertible subordinated debentures..............          --          47,326
Accrued acquisition obligation...................       2,700           2,700
Zero coupon convertible senior notes.............          --          86,078
                                                   -----------     -----------
          Total liabilities......................      87,884         175,348
                                                   -----------     -----------
Commitments and contingencies (Note 5)
Stockholders' equity (deficit):
  Convertible preferred stock, $0.001 par value;
    5,000,000 shares authorized; none issued.....          --              --
  Common stock, $0.001 par value; 130,000,000
    shares authorized; 66,855,090 shares and
    60,164,840 shares issued at March 31, 2002
    and December 31, 2001, respectively..........          67              60
  Additional paid-in capital.....................     624,556         529,374
  Deferred warrant expense.......................        (346)           (692)
  Accumulated other comprehensive (loss) income..         (49)             14
  Accumulated deficit............................    (592,295)       (585,720)
                                                   -----------     -----------
                                                       31,933         (56,964)
  Treasury stock, at cost; 73,842 shares.........        (911)           (911)
                                                   -----------     -----------
          Total stockholders' equity (deficit)...      31,022         (57,875)
                                                   -----------     -----------
                                                   $  118,906      $  117,473
                                                   ===========     ===========

     See accompaning notes.

LIGAND PHARMACEUTICALS INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

                                                   Three Months Ended March 31,
                                                  -----------------------------
                                                       2002            2001
                                                  -------------   -------------
Revenues:
   Product sales................................. $     13,696    $      8,607
   Collaborative research and development and
     other revenues .............................       11,190           8,428
                                                  -------------   -------------
          Total revenues.........................       24,886          17,035
                                                  -------------   -------------
Operating costs and expenses:
  Cost of products sold .........................        4,460           2,839
  Research and development.......................       13,115          12,405
  Selling, general and administrative............        9,658          10,157
                                                  -------------   -------------
          Total operating costs and expenses.....       27,233          25,401
                                                  -------------   -------------
Loss from operations.............................       (2,347)         (8,366)
                                                  -------------   -------------
Other income (expense):
    Interest income..............................          291             731
    Interest expense.............................       (2,252)         (3,445)
    Debt conversion expense .....................       (2,015)             --
    Other, net...................................         (252)           (501)
                                                  -------------   -------------
            Total other expense, net.............       (4,228)         (3,215)
                                                  -------------   -------------
Net loss......................................... $     (6,575)   $    (11,581)
                                                  =============   =============

Basic and diluted per share amounts:
   Net loss...................................... $       (.10)   $       (.20)
                                                  =============   =============
   Weighted average number of common shares .....   63,122,905      58,854,394
                                                  =============   =============

See accompaning notes.

LIGAND PHARMACEUTICALS INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                         2002           2001
                                                     ----------     ----------
OPERATING ACTIVITIES
Net loss............................................ $  (6,575)     $ (11,581)
Adjustments to reconcile net loss to net cash
  used in operating activities:
    Accretion of debt discount and interest.........     1,133          2,253
    Depreciation and amortization of property
      and equipment.................................       794            936
    Amortization of acquired technology ............       830            830
    Equity in loss of affiliate ....................       232            533
    Debt conversion expense.........................     2,015             --
    Other...........................................       421            477
    Changes in operating assets and liabilities:
      Accounts receivable ..........................     2,229         (2,087)
      Inventories...................................       928            629
      Other current assets .........................      (799)        (4,282)
      Accounts payable and accrued liabilities......       139           (184)
      Deferred revenue..............................    (1,488)           (64)
                                                     ----------     ----------
          Net cash used in operating activities.....      (141)       (12,540)
                                                     ----------     ----------
INVESTING ACTIVITIES
Purchases of short-term investments.................    (3,122)        (6,082)
Proceeds from sale of short-term investments........       591            687
Purchases of property and equipment.................    (1,495)          (863)
Decrease in other assets............................        98             27
                                                     ----------     ----------
          Net cash used in investing activities.....    (3,928)        (6,231)
                                                     ----------     ----------
FINANCING ACTIVITIES
Principal payments on equipment financing
  obligations.......................................      (705)        (1,104)
Decrease/(increase) in restricted investments.......       277         (1,299)
Net proceeds from issuance of zero coupon
  convertible senior notes..........................        --         10,000
Net proceeds from issuance of common stock..........     1,947         22,922
                                                     ----------     ----------
          Net cash provided by
            financing activities....................     1,519         30,519
                                                     ----------     ----------
Net (decrease)/increase in cash and
  cash equivalents..................................    (2,550)        11,748
Cash and cash equivalents at
  beginning of period...............................    20,741          9,224
                                                     ----------     ----------
Cash and cash equivalents at end of period.......... $  18,191      $  20,972
                                                     ==========     ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid....................................... $   2,077      $   2,181

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Conversion of zero coupon convertible senior
  notes to common stock............................. $  86,135      $      --
Issuance of common stock for acquired
  technology .......................................     5,000          5,000
Issuance of common stock for debt
  conversion incentive .............................     2,015             --

See accompaning notes.

LIGAND PHARMACEUTICALS INCORPORATED

Notes to Consolidated Financial Statements

1.    Basis of Presentation

        The consolidated financial statements of Ligand Pharmaceuticals Incorporated (“Ligand” or the “Company”) for the three months ended March 31, 2002 and 2001 are unaudited. These financial statements reflect all adjustments, consisting of only normal recurring adjustments which, in the opinion of management, are necessary to fairly present the consolidated financial position as of March 31, 2002 and the consolidated results of operations for the three months ended March 31, 2002 and 2001. The results of operations for the period ended March 31, 2002 are not necessarily indicative of the results to be expected for the year ending December 31, 2002. For more complete financial information, these financial statements, and the notes thereto, should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2001 included in the Company’s Annual Report on Form 10-K.

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

New Accounting Pronouncements. In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 142, Goodwill and Other Intangible Assets, which requires that goodwill and other intangible assets with indefinite lives no longer be amortized, but instead tested for impairment at least annually. In addition, the standard includes provisions for the reclassification of certain existing intangibles as goodwill and reassessment of the useful lives of existing recognized intangibles.

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

Inventories. Inventories are stated at the lower of cost or market. Cost is determined using the first-in-first-out method. Inventories consist of the following (in thousands):

                                March 31,        December 31,
                                  2002               2001
                            ---------------    ---------------
Raw materials               $           157    $           143
Work-in-process                       1,566              2,729
Finished goods                        1,105                884
                            ---------------    ---------------
                            $         2,828    $         3,756
                            ===============    ===============

Other Assets. Other assets consist of the following (in thousands):

                                March 31,        December 31,
                                  2002               2001
                            ---------------    ---------------
Technology license          $         9,000    $         4,000
Prepaid royalty buyout, net           3,332              3,400
Deferred rent                         3,163              3,204
Investment in X-Ceptor                2,216              2,448
Other                                   443                908
                            ---------------    ---------------
                            $        18,154    $        13,960
                            ===============    ===============

Accrued Liabilities. Accrued liabilities consist of the following (in thousands):

                                March 31,        December 31,
                                  2002               2001
                            ---------------    ---------------
Compensation                $        3,079     $         2,786
Interest                               969               1,942
Royalties                            2,652               2,736
Payment to licensor                  2,500               2,500
Other                                1,536               2,281
                            ---------------    ---------------
                            $       10,736     $        12,245
                            ===============    ===============

Comprehensive Loss. Comprehensive loss represents net loss adjusted for the change during the periods presented in unrealized gains and losses on available-for-sale securities less reclassification adjustments for realized gains or losses included in net loss, as well as foreign currency translation adjustments. The accumulated unrealized gains or losses are reported as accumulated other comprehensive income (loss) as a separate component of stockholders’ equity (deficit). Comprehensive loss for the three months ended March 31, 2002 and 2001 is as follows (in thousands):

                                    Three Months Ended
                                         March 31,
                                  2002               2001
                            ---------------    ---------------
Comprehensive loss          $       (6,638)    $      (11,546)
                            ===============    ===============

2. Elan Note Conversions

        In February 2002, pursuant to an agreement reached in December 2001, the Company converted $50 million in issue price of zero coupon convertible senior notes and $11.8 million of accrued interest owed to Elan Corporation, plc (“Elan”) into 4,406,010 shares of common stock.

        In March 2002, Elan agreed to convert the remaining $20 million in issue price zero coupon convertible senior notes and $4.7 million of accrued interest into 1,766,916 shares of Ligand common stock. In connection with the conversion, Ligand provided Elan with a $2.0 million conversion incentive through the issuance of 102,151 shares of common stock. As part of the agreement to convert, Elan exercised existing warrants to acquire 91,406 shares of Ligand common stock at a price per share of $10.00.

3. Royalty Sale

        In March 2002, Ligand entered into an agreement with Royalty Pharma AG, to sell a portion of the Company’s rights to future royalties from certain collaborative partners’ net sales of three selective estrogen receptor modulator (SERM) products now in Phase III clinical development. The agreement provides for the initial sale of rights to 0.25% of such product net sales for $6 million and options to acquire up to an additional 1.00% of net sales for $50 million. The $6 million was recognized as revenue in the first quarter of 2002. In April 2002, Royalty Pharma exercised the first option to acquire an additional 0.125% of such product net sales for $3 million.

4. Avinza™ Approval

        In March 2002, the FDA approved Avinza™, a product licensed from Elan for the relief of chronic, moderate to severe pain. The approval of Avinza™ triggered a $5 million milestone payment to Elan that was settled through the issuance of 302,554 shares of common stock.

        Under the Avinza™ license agreement, the Company is committed to spend not less than $7 million through May 2003 to undertake additional clinical activities related to the commercialization of Avinza™. In the event the Company does not spend this amount, any shortfall would be paid to Elan.

5. Commitments and Contingencies

Property Lease

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

        In accordance with existing accounting standards, the lease is treated as an operating lease for financial reporting purposes. The FASB, however, is considering modifications to existing accounting principles that under certain conditions could result in consolidation of such entities or treatment of such lease arrangements as capital leases. If Ligand were required to treat such lease arrangement as a financing obligation, the Company’s consolidated balance sheet as of March 31, 2002 would reflect additional property and equipment of $13.9 million and additional debt of $12.9 million. The impact of such treatment on the Company’s historical operating results is not significant.

Convertible Subordinated Debentures

        The convertible subordinated debentures pay interest semi-annually at 7.5% per annum and mature in January 2003. In May 2002, the Company gave notice to the holders of the convertible subordinated debentures that the debentures would be redeemed in the second quarter of 2002.

Convertible Note

        The $2.5 million convertible note was issued in connection with the Company’s collaborative arrangement with SmithKline Beecham Corporation. The note is convertible, at the option of SmithKline Beecham, into the Company’s common stock at $13.56 per share and is due October 2002.

Litigation

        The Company is subject to various lawsuits and claims with respect to matters arising out of the normal course of business. Due to the uncertainty of the ultimate outcome of these matters, the impact on future financial results is not subject to reasonable estimates.

6. Subsequent Events

        Under a 1999 investment agreement with X-Ceptor Therapeutics, Inc. (“X-Ceptor”), Ligand has the right at June 30, 2002 to acquire all of the outstanding stock of X-Ceptor not held by Ligand, or to extend the purchase right for 12 months by providing additional funding of $5 million. In April 2002, Ligand informed X-Ceptor that it was extending its purchase right. The $5 million payment is due no later than July 15, 2002.

        In April 2002, the Company raised net proceeds of approximately $65.9 million in a private placement of 4,252,500 shares of its common stock.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS

        Caution: This discussion and analysis may contain predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties, including those discussed at “Risks and Uncertainties”. This outlook represents our current judgment on the future direction of our business. Such risks and uncertainties could cause actual results to differ materially from any future performance suggested. We undertake no obligation to release publicly the results of any revisions to these forward-looking statements to reflect events or circumstances arising after the date of this annual report. This caution is made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

        Our trademarks, trade names and service marks referenced herein include Ligand®, ONTAK®, Panretin®, Targretin®, and Avinza™. Each other trademark, trade name or service mark appearing in this quarterly report belongs to its owner.

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

        We currently market four products in the United States: ONTAK®, for the treatment of patients with persistent or recurrent cutaneous T-cell lymphoma (“CTCL”); Targretin® capsules and Targretin® gel, for the treatment of CTCL in patients who are refractory to at least one prior systemic therapy; and Panretin® gel, for the treatment of Kaposi’s sarcoma in AIDS patients. In March 2002, the Food and Drug Administration (“FDA”) approved Avinza™, a product we license from our strategic partner Elan Corporation, plc (“Elan”), for the relief of chronic, moderate to severe pain. We have exclusive marketing rights to Avinza™ in the United States and Canada and expect to launch Avinza™ in the U.S. in the second quarter of 2002. In Europe, we were granted a marketing authorization for Panretin® gel in October 2000 and for Targretin® capsules in March 2001 and have marketing authorization applications under review for Targretin® gel and ONZAR (ONTAK® in the U.S.). Targretin® capsules and Panretin® gel were launched in Europe in the fourth quarter of 2001.

        We are currently involved in the research phase of research and development collaborations with Eli Lilly and Company and TAP Pharmaceutical Products Inc. (“TAP”). Collaborations in the development phase are being pursued by Abbott Laboratories, Allergan, Inc., GlaxoSmithkline, Organon, Pfizer and Wyeth. We receive funding during the research phase of the arrangements and milestone and royalty payments as products are developed and marketed by our corporate partners. In addition, in connection with some of these collaborations, we received non-refundable up-front payments.

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

Results of Operations

        Total revenues for the first quarter of 2002 increased to $24.9 million compared to $17.0 million for the first quarter of 2001, an increase of 46%. Net loss for the first quarter of 2002 decreased to $6.6 million or $0.10 per share, compared to $11.6 million or $0.20 per share for the first quarter of 2001. Loss from operations for the first quarter of 2002 decreased to $2.3 million from $8.4 million for the 2001 period.

Product Sales

        Product sales for the first quarter of 2002 were $13.7 million compared to $8.6 million for the 2001 period. The increase was driven by an increase in sales of ONTAK® to $8.6 million in the 2002 period from $4.8 million in 2001, and an increase in sales of Targretin® capsules to $3.8 million in 2002 compared to $2.3 million in 2001. Sales of Targretin® gel and Panretin® gel were $1.3 million for the first quarter of 2002 compared to $1.4 million for the first quarter of 2001.

        The increase in product sales in the first quarter of 2002 compared to 2001 reflect price increases, further penetration of private oncology practices and a higher level of “off-label” use for indications where our products may be effective but for which registration clinical trials have not been completed and for which FDA approval has not yet been granted. The impact of these factors was partially offset by the level of product stocked by wholesalers in the fourth quarter of 2001 as a result of purchases made in advance of announced price increases effective in 2002 and, for ONTAK®, the initiation of wholesaler distribution stocking. We expect sales to continue to benefit from increased off-label use of ONTAK® and Targretin® capsules in 2002. The level and timing of any such off-label use, however, is influenced by the accrual of patients and overall progress of clinical trials which are managed by third parties. Furthermore, results from clinical trials that indicate a product is not effective in treating certain indications would have a detrimental effect on off-label use of that product and the sales generated therefrom.

        Our products include small-volume specialty pharmaceutical products that address the needs of cancer patients in relatively small niche markets with substantial geographical fluctuations in demand. To ensure patient access to our drugs, we maintain broad distribution capabilities with inventories held at approximately 100 locations throughout the United States. Furthermore, the purchasing and stocking patterns of our wholesaler customers are influenced by a number of factors that vary with each product including but not limited to overall level of demand, periodic promotions and required minimum shipping quantities. As a result, our distributors may carry from two to six months worth of projected inventory usage. If our distributors were to decide to substantially reduce the inventory they carry in a given period, our sales for that period could be substantially lower than historical levels.

Collaborative Research and Development and Other Revenues

        Collaborative research and development and other revenues for the first quarter of 2002 were $11.2 million compared to $8.4 million for the 2001 period. The comparison of collaborative research and development and other revenues is as follows (in thousands):

                                           Three months ended March 31,
                                              2002               2001
                                        ---------------    ---------------

Collaborative research and development  $         5,113    $         4,736
Royalty sale                                      6,000                 --
Distribution agreements                              77              3,554
Other                                                --                138
                                        ---------------    ---------------
                                        $        11,190    $         8,428
                                        ===============    ===============

        Collaborative research and development revenue includes reimbursement for ongoing research activities, earned development milestones and SAB No. 101 recognition of prior years’ up-front fees. Revenue from distribution agreements includes recognition of up-front fees collected upon contract signing and deferred over the life of the distribution arrangement and milestones achieved under such agreements.

        The increase in collaborative research and development revenue for the first quarter of 2002 is due to collaborative research funding earned under our agreement with TAP which was entered into in June 2001. This increase is partially offset by the loss of funding from collaborative research arrangements with Bristol-Myers Squibb, which was terminated in June 2001, and Organon, the research phase of which concluded in February 2002.

        Other revenue includes $6 million earned as a result of the sale to Royalty Pharma AG of rights and options to future royalties from certain collaborative partners’ net sales of three selective estrogen receptor modulator (SERM)

products. These products are now in Phase III clinical development. The royalty purchase agreement provides for the initial sale of rights to 0.25% of such product net sales and grants Royalty Pharma options to acquire up to an additional 1.00% of net sales for $50 million. In April 2002, Royalty Pharma exercised the first option to acquire an additional 0.125% of such product net sales for $3 million.

        Revenue from distribution agreements decreased to $0.1 million for the first quarter of 2002 from $3.6 million for the first quarter of 2001. The 2001 amount includes milestones earned under our distribution agreement with Elan for the European submission of a Marketing Authorization Approval (“MAA”) for Targretin® gel and the European grant of an MAA for Targretin® capsules.

Gross Margin

        Gross margin on product sales was 67.4% in the first quarter of 2002 compared to 67.0% in the first quarter of 2001. The 2002 margin compared to the prior year quarter reflects an increase due to higher product sales over which we spread fixed costs (amortization of acquired technology) almost completely offset by an increase in the contractual royalty rate of ONTAK® for 2002.

Operating Expenses

        Research and development expenses were $13.1 million in the first quarter of 2002 compared to $12.4 million for the first quarter of 2001. The increase in 2002 reflects the funding of Phase III clinical trials for Targretin® capsules in non-small cell lung cancer. We expect development expenses to further increase in 2002 as additional patients are accrued under these trials.

        Selling, general and administrative expenses were $9.7 million for the first quarter of 2002 compared to $10.2 million for the first quarter of 2001. The decrease reflects a high level of advertising and promotion expenses in the first quarter of 2001 in connection with the commencement of post-approval trials for Targretin® capsules and post-launch promotion, the impact of which is partially offset by higher expenses for Avinza™ in the first quarter of 2002 in preparation for the second quarter launch of Avinza™.

        We expect to incur additional selling and marketing expenses in the second quarter of 2002 in connection with the launch of Avinza™. These include advertising and promotion expenses and costs associated with the hiring and deployment of approximately 25 sales representatives to target general pain centers not served by our existing oncology and dermatology sales forces.

Other Expenses

        Other expense, net was $4.2 million for the first quarter of 2002 compared to $3.2 million for the first quarter of 2001. The increase in the net expense reflects debt conversion expense of $2.0 million for an incentive provided to Elan in connection with the March 2002 conversion of $20 million in issue price of zero coupon convertible senior notes into common stock. This increase is partially offset by a decrease in interest expense to $2.3 million from $3.4 million in the prior year quarter, resulting from the December 2001 conversion into common stock of $50 million in issue price of zero coupon convertible senior notes. The first quarter conversion of senior notes will eliminate an additional $2.0 million in annual interest charges starting in the second quarter of 2002.

Liquidity and Capital Resources

        We have financed our operations through private and public offerings of our equity securities, collaborative research and development and other revenues, issuance of convertible notes, capital and operating lease transactions, equipment financing arrangements, product sales and investment income.

        At March 31, 2002, we had a working capital deficit of $27.2 million reflecting the classification of convertible subordinated debentures with a carrying value of $48.0 million and due January 2003 as a current liability. This compares to working capital of $21.8 million at December 31, 2001. Cash, cash equivalents, short-term investments, and restricted investments totaled $39.7 million at March 31, 2002 compared to $40.1 million at December 31, 2001. Additionally, in April 2002, we raised net proceeds of approximately $65.9 million through a private placement of 4,252,500 shares of our common stock. We primarily invest our cash in United States government and investment grade corporate debt securities.

        Operating activities used cash of $0.1 million in the first quarter of 2002 compared to $12.5 million in the first quarter of 2001. The improvement in operating cash flow in 2002 is primarily due to increased product sales and cash received in connection with the sale to Royalty Pharma AG of rights and options to future royalties from certain collaborative partners’ net sales of three selective estrogen receptor modulator (SERM) products. These products are now in Phase III clinical development. The royalty purchase agreement provides for the initial sale of rights to 0.25% of such product net sales and grants Royalty Pharma options to acquire up to an additional 1.00% of net sales for $50 million. In April 2002, Royalty Pharma exercised the first option to acquire an additional 0.125% of such product net sales for $3 million. Changes in operating assets and liabilities in the 2002 period provided net cash of approximately $1.0 million from a decrease in accounts receivable and inventories partially offset by an increase in other current assets and a decrease in deferred revenue.

        We expect cash flows from operating activities in 2002 to continue to improve as a result of increasing product sales, offset in part by increasing development expenses to fund clinical trials of our existing products in new indications and an increase in selling and marketing expenses in connection with the launch of Avinza™ and the formation of a new sales force to target general pain centers not served by our existing representatives.

        Investing activities used cash of $3.9 million in the first quarter of 2002 compared to $6.2 million for the first quarter of 2001. The use of cash in 2002 reflects the net purchase of short-term investments of $2.5 million and capital expenditures of $1.5 million primarily for lab and computer equipment. Cash used for investing activities in the first quarter of 2001 includes net purchases of short-term investments of $5.4 million and capital expenditures of $0.9 million.

        We have the right at June 30, 2002 to acquire all of the outstanding stock of X-Ceptor Therapeutics, Inc., a private company in which we have a minority equity interest. In April 2002, we informed X-Ceptor that we were extending our purchase right to June 30, 2003. The extension of the purchase right requires us to provide X-Ceptor with additional cash funding of $5 million by July 15, 2002.

        Financing activities provided cash of $1.5 million in the first quarter of 2002 compared to $30.5 million in the first quarter of 2001. Cash received in 2002 includes approximately $1.0 million from the exercise of employee stock options and $0.9 million from the exercise of a warrant held by Elan in connection with the conversion of zero coupon convertible senior notes partially offset by payments of $0.7 million on equipment financing arrangements. Cash received in 2001 includes $22.4 million from a private placement of our common stock and $10 million in connection with the issuance of zero coupon convertible senior notes to Elan, partially offset by net repayments of $1.1 million on equipment financing arrangements and $1.3 million of cash restricted pursuant to certain third party service provider arrangements.

        Our subsidiary, Glycomed, is obligated to make payments under convertible subordinated debentures in the total principal amount of $50 million. The debentures pay interest semi-annually at a rate of 7 ½% per annum and mature in January 2003. In addition, at March 31, 2002, we had outstanding a $2.5 million convertible note to SmithKline Beecham Corporation due in October 2002 with interest at prime and convertible into our common stock at $13.56 per share.

        In April 2002, we raised net proceeds of approximately $65.9 million in a private placement of 4,252,500 shares of our common stock. Subsequently, we gave notice to the holders of the Glycomed convertible subordinated debentures that we would redeem the debentures in the second quarter of 2002.

        Certain of our property and equipment is pledged as collateral under various equipment financing arrangements. As of March 31, 2002, $5.5 million was outstanding under such arrangements with $2.6 million classified as current. Our equipment financing arrangements have terms of three to five years with interest ranging from 8.06% to 10.66%.

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

        In accordance with existing accounting standards, the lease is treated as an operating lease for financial reporting purposes. The FASB, however, is considering modifications to existing accounting principles that under certain conditions could result in consolidation of such entities or treatment of such lease arrangements as capital leases. If Ligand were required to treat such lease arrangement as a financing obligation, our consolidated balance sheet as of March 31, 2002 would reflect additional property and equipment of $13.9 million and additional debt of $12.9 million. The impact of such treatment on our historical operating results is not significant.

        We are required to spend not less than $7 million through May 2003 for clinical expenditures under the Avinza™ license agreement with Elan.

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

New Accounting Pronouncements

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

Risks Related to Our Business

Our product development and commercialization involves a number of uncertainties and we may never generate sufficient revenues from the sale of products to become profitable.

        We were founded in 1987. We have incurred significant losses since our inception. At March 31, 2002, our accumulated deficit was approximately $592 million. To date, we have received the majority of our revenues from our collaborative arrangements and only began receiving revenues from the sale of pharmaceutical products in 1999. To become profitable, we must successfully develop, clinically test, market and sell our products. Even if we achieve profitability, we cannot predict the level of that profitability or whether we will be able to sustain profitability. We expect that our operating results will fluctuate from period to period as a result of differences in when we incur expenses and receive revenues from product sales, collaborative arrangements and other sources. Some of these fluctuations may be significant.

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

        Developing the sales force to market and sell products is a difficult, expensive and time-consuming process. We have developed a U.S. sales force of about 80 people, some of whom are contracted from a third party. We also rely on third-party distributors to distribute our products. The distributors are responsible for providing many marketing support services, including customer service, order entry, shipping and billing, and customer reimbursement assistance. In Europe, we will rely initially on other companies to distribute and market our products. We have entered into agreements for the marketing and distribution of our products in territories such as the United Kingdom, Germany, France, Spain, Portugal, Greece, Italy, and Central and South America and have established a subsidiary, Ligand Pharmaceuticals International, Inc., with a branch in London, England, to coordinate our European marketing and operations. We may not be able to continue to expand our sales and marketing capabilities sufficiently to successfully commercialize our products in the territories where they receive marketing approval. To the extent we enter into co-promotion or other licensing arrangements, any revenues we receive will depend on the marketing efforts of others, which may or may not be successful.

Our small number of products means our results are vulnerable to setbacks with respect to any one product.

        We currently have only 4 products approved for marketing, one additional product, Avinza™, for which the licensor, Elan, has received approval for marketing, and a handful of other products/indications that have made significant progress through development. Because these numbers are small, especially the number of marketed products, any significant setback with respect to any one of them could significantly impair our operating results and/or reduce the market price for shares of our stock. Setbacks could include problems with shipping, manufacturing, product safety, marketing, government licenses and approvals, intellectual property rights and physician or patient acceptance of the product.

Sales of our specialty pharmaceutical products may significantly fluctuate each period based on the nature of our products, our promotional activities and wholesaler purchasing and stocking patterns.

        Our products include small-volume specialty pharmaceutical products that address the needs of cancer patients in relatively small niche markets with substantial geographical fluctuations in demand. To ensure patient access to our drugs, we maintain broad distribution capabilities with inventories held at approximately 100 locations throughout the United States. Furthermore, the purchasing and stocking patterns of our wholesaler customers are influenced by a number of factors that vary with each product including but not limited to overall level of demand, periodic promotions and required minimum shipping quantities. As a result, our distributors may carry from two to six months worth of projected inventory usage. If our distributors were to decide to substantially reduce the inventory they carry in a given period, our sales for that period could be substantially lower than historical levels.

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

Our drug development programs will require substantial additional future funding which could hurt our operational and financial condition.

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

        We and our subsidiaries may not have sufficient funds to make required payments due under existing debt. If we or our subsidiaries do not have adequate funds, we will be forced to refinance the existing debt and may not be successful in doing so. Our subsidiary, Glycomed, is obligated to make payments under convertible subordinated debentures in the total principal amount of $50 million. The debentures incur interest semi-annually at a rate of 7 ½% per annum, are due in 2003 and convertible into our common stock at $26.52 per share. On May 2, 2002 we announced the redemption of these debentures, which will occur on or about June 3, 2002. In addition, at April 1, 2002, we had outstanding a $2.5 million convertible note to GlaxoSmithKline due in 2002 with interest at prime and convertible into our common stock at $13.56 per share.

We may require additional money to run our business and may be required to raise this money on terms which are not favorable or which reduce our stock price.

        We have incurred losses since our inception and do not expect to generate positive cash flow to fund our operations for one or more years. As a result, we may need to complete additional equity or debt financings to fund our operations. Our inability to obtain additional financing could adversely affect our business. Financings may not be available at all or on favorable terms. In addition, these financings, if completed, still may not meet our capital needs and could result in substantial dilution to our stockholders. For instance, in February and March 2002 we issued to Elan 6.3 million shares upon the conversion of zero coupon convertible senior notes held by Elan, and in January 2001 and April 2002, we issued 2 million shares and 4.3 million shares of our common stock, respectively, in private placements. These transactions have resulted in the issuance of significant numbers of new shares. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate one or more of our drug development programs. Alternatively, we may be forced to attempt to continue development by entering into arrangements with collaborative partners or others that require us to relinquish some or all of our rights to technologies or drug candidates that we would not otherwise relinquish.

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

        Several drug companies and research and academic institutions have developed technologies, filed patent applications or received patents for technologies that may be related to our business. Others have filed patent applications and received patents that conflict with patents or patent applications we have licensed for our use, either by claiming the same methods or compounds or by claiming methods or compounds that could dominate those licensed to us. In addition, we may not be aware of all patents or patent applications that may impact our ability to make, use or sell any of our potential products. For example, United States patent applications may be kept confidential while pending in the Patent and Trademark Office, and patent applications filed in foreign countries are often first published six months or more after filing. Any conflicts resulting from the patent rights of others could significantly reduce the coverage of our patents and limit our ability to obtain meaningful patent protection. If other companies obtain patents with conflicting claims, we may be required to obtain licenses to those patents or to develop or obtain alternative technology. We may not be able to obtain any such licenses on acceptable terms or at all. Any failure to obtain such licenses could delay or prevent us from pursuing the development or commercialization of our potential products.

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

        We have learned that Hoffmann-La Roche Inc. has received a United States patent and has made patent filings in foreign countries that relate to our Panretin® capsules and gel products. We filed a patent application with an earlier filing date than Hoffmann-La Roche’s patent, which we believe is broader than, but overlaps in part with, Hoffmann-

La Roche’s patent. We believe we were the first to invent the relevant technology and therefore are entitled to a patent on the application we filed. The Patent and Trademark Office has initiated a proceeding to determine whether we or Hoffmann-La Roche are entitled to a patent. We may not receive a favorable outcome in the proceeding. In addition, the proceeding may delay the Patent and Trademark Office’s decision regarding our earlier application. If we do not prevail, the Hoffmann-La Roche patent might block our use of Panretin® capsules and gel in specified cancers.

        We have also learned that Novartis AG has filed an opposition to our European patent that covers the principal active ingredient of our ONTAK® drug. We are currently investigating the scope and merits of this opposition. If the opposition is successful, we could lose our ONTAK® patent protection in Europe which could substantially reduce our future ONTAK® sales in that region. We could also incur substantial costs in asserting our rights in this opposition proceeding, as well as in other interference proceedings in the United States.

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

  the results of research or development testing of ours or our competitors' products, technological innovations related to diseases we are studying, new commercial products introduced by our competitors,
  government regulation of our industry,
  receipt of regulatory approvals by competitors,
  our failure to receive regulatory approvals for products under development, developments concerning proprietary rights,
  litigation or public concern about the safety of our products, or intent to sell or actual sale of our stock held by our corporate partners.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        At March 31, 2002, our investment portfolio included fixed-income securities of $18.0 million. These securities are subject to interest rate risk and will decline in value if interest rates increase. However, due to the short duration of our investment portfolio, an immediate 10% change in interest rates would have no material impact on our financial condition, results of operations or cash flows. Declines in interest rates over time will, however, reduce our interest income while increases in interest rates over time will increase our interest expense.

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

PART II.   OTHER INFORMATION
ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

        During the three-month period ended March 31, 2002, we issued the following securities:

        On February 1, 2002, we issued to Elan International Services, Inc. ("EIS"), an affiliate of Elan Corporation, plc ("Elan"), 4,406,010 shares of our common stock upon the conversion of $50.0 million issue price of zero coupon convertible senior notes, plus accrued interest.

        On March 21, 2002, we issued to EIS 302,554 shares of our common stock as payment of a $5.0 million milestone due to Elan upon FDA approval of Avinza™.

        On March 28, 2002, we issued to EIS 1,766,916 shares of our common stock upon the conversion of $20.0 million issue price of zero coupon convertible senior notes, plus accrued interest, and 102,151 shares of common stock as an incentive payment for the conversion.

        On March 28, 2002, we issued to EIS 91,406 shares of our common stock upon the exercise of warrants held by EIS.

        The shares of common stock identified above were issued to a single entity, under a claim of exemption under Regulation S promulgated by the Securities and Exchange Commission or, alternatively, under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6. (A)   EXHIBITS

Exhibit 3.1 (1)	Amended and Restated Certificate of Incorporation of the Company (Filed as Exhibit 3.2).
Exhibit 3.2 (1)	Bylaws of the Company, as amended (Filed as Exhibit 3.3).
Exhibit 3.3 (2)	Amended Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Company.
Exhibit 3.5 (6)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company dated June 14, 2000.
Exhibit 4.1 (8)	Specimen stock certificate for shares of Common Stock of the Company.
Exhibit 4.2 (3)	Preferred Shares Rights Agreement, dated as of September 13, 1996, by and between the Company and Wells Fargo Bank, N.A. (Filed as Exhibit 10.1)
Exhibit 4.3 (4)	Amendment to Preferred Shares Rights Agreement, dated as of November 9, 1998, between the Company and ChaseMellon Shareholder Services, L.L.C., as Rights Agent (Filed as Exhibit 99.1).
Exhibit 4.4 (9)	Second Amendment to the Preferred Shares Rights Agreement, dated as of December 23, 1998, between the Company and ChaseMellon Shareholder Services, L.L.C., as Rights Agent (Filed as Exhibit 1).
Exhibit 4.5 (7)	Indenture, dated as of December 23, 1992 by and between Glycomed Incorporated and Chemical Trust Company of California. (Filed as Exhibit 4.3).
Exhibit 4.6 (5)	First Supplement Indenture, dated as of May 18, 1995 by and among the Company, Glycomed Incorporated and Chemical Trust Company of California. (Filed as Exhibit 10.133).
Exhibit 10.243	Incentive Agreement dated March 28, 2002 among the Company, Elan International Services, Ltd. and Monksland Holdings, BV.
Exhibit 10.244	Second Addendum to Amended and Restated Registration Rights Agreement dated June 29, 2000, effective as of March 28, 2002.
Exhibit 10.245	Purchase Agreement, dated March 6, 2002, between the Company and Pharmaceutical Royalties International (Cayman) Ltd. (with certain confidential portions omitted).

__________________________________

(1)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Registration Statement on Form S-4 (No. 333-58823) filed on July 9, 1998.
(2)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 1999.
(3)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Registration Statement on Form S-3 (No. 333-12603) filed on September 25, 1996, as amended.
(4)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with, the Registration Statement on Form 8-A/A Amendment No. 1 (No. 0-20720) filed on November 10, 1998.
(5)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Registration Statement on Form S-4 (No. 33-90160) filed on March 9, 1995, as amended.
(6)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Annual Report on Form 10-K for the period ended December 31, 2000.
(7)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Registration Statement on Form S-3 of Glycomed Incorporated (Reg. No. 33-55042) filed on November 25, 1992, as amended.
(8)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Registration Statement on Form S-1 (No. 33-47257) filed on April 16, 1992 as amended.
(9)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Registration Statement on Form 8-A/A Amendment No. 2 (No. 0-20720) filed on December 24, 1998.

ITEM 6 (B)    REPORTS ON FORM 8-K

        No reports on Form 8-K were filed during the quarter ended March 31, 2002.

LIGAND PHARMACEUTICALS INCORPORATED

March 31, 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 6, 2002	Ligand Pharmaceuticals Incorporated By: /S/ PAUL V.MAIER Paul V. Maier Senior Vice President, Chief Financial Officer