Form 10-Q/A
period 2002-03-31
LIGAND PHARMACEUTICALS INC
filed 2002-07-01
CIK 886163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

LIGAND PHARMACEUTICALS INCORPORATED
QUARTERLY REPORT

FORM 10-Q/A

EXPLANATORY NOTE

        This Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2002 is being filed solely to refile a new version of Exhibit 10.245 hereto pursuant to our withdrawal of a confidential treatment request previously filed with the Commission and to amend the list of Exhibits included herein. This 10-Q/A constitutes Amendment No. 1 to Ligand Pharmaceuticals Incorporated's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

PART II.   OTHER INFORMATION

ITEM 6. (A)   EXHIBITS

Exhibit 3.1 (1)	Amended and Restated Certificate of Incorporation of the Company (Filed as Exhibit 3.2).
Exhibit 3.2 (1)	Bylaws of the Company, as amended (Filed as Exhibit 3.3).
Exhibit 3.3 (2)	Amended Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Company.
Exhibit 3.5 (6)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company dated June 14, 2000.
Exhibit 4.1 (8)	Specimen stock certificate for shares of Common Stock of the Company.
Exhibit 4.2 (3)	Preferred Shares Rights Agreement, dated as of September 13, 1996, by and between the Company and Wells Fargo Bank, N.A. (Filed as Exhibit 10.1)
Exhibit 4.3 (4)	Amendment to Preferred Shares Rights Agreement, dated as of November 9, 1998, between the Company and ChaseMellon Shareholder Services, L.L.C., as Rights Agent (Filed as Exhibit 99.1).
Exhibit 4.4 (9)	Second Amendment to the Preferred Shares Rights Agreement, dated as of December 23, 1998, between the Company and ChaseMellon Shareholder Services, L.L.C., as Rights Agent (Filed as Exhibit 1).
Exhibit 4.5 (7)	Indenture, dated as of December 23, 1992 by and between Glycomed Incorporated and Chemical Trust Company of California. (Filed as Exhibit 4.3).
Exhibit 4.6 (5)	First Supplement Indenture, dated as of May 18, 1995 by and among the Company, Glycomed Incorporated and Chemical Trust Company of California. (Filed as Exhibit 10.133).
Exhibit 10.243 (10)	Incentive Agreement dated March 28, 2002 among the Company, Elan International Services, Ltd. and Monksland Holdings, BV.
Exhibit 10.244 (10)	Second Addendum to Amended and Restated Registration Rights Agreement dated June 29, 2000, effective as of March 28, 2002.
Exhibit 10.245	Purchase Agreement, dated March 6, 2002, between the Company and Pharmaceutical Royalties International (Cayman) Ltd.

__________________________________

(1)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Registration Statement on Form S-4 (No. 333-58823) filed on July 9, 1998.
(2)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 1999.
(3)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Registration Statement on Form S-3 (No. 333-12603) filed on September 25, 1996, as amended.
(4)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with, the Registration Statement on Form 8-A/A Amendment No. 1 (No. 0-20720) filed on November 10, 1998.
(5)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Registration Statement on Form S-4 (No. 33-90160) filed on March 9, 1995, as amended.
(6)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Annual Report on Form 10-K for the period ended December 31, 2000.

(7)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Registration Statement on Form S-3 of Glycomed Incorporated (Reg. No. 33-55042) filed on November 25, 1992, as amended.
(8)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Registration Statement on Form S-1 (No. 33-47257) filed on April 16, 1992 as amended.
(9)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Registration Statement on Form 8-A/A Amendment No. 2 (No. 0-20720) filed on December 24, 1998.
(10)	This exhibit was previously filed as part of, and is incorporated by reference to the numbered exhibit filed with, the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2002.

ITEM 6 (B)    REPORTS ON FORM 8-K

        No reports on Form 8-K were filed during the quarter ended March 31, 2002.

LIGAND PHARMACEUTICALS INCORPORATED

March 31, 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 1, 2002	Ligand Pharmaceuticals Incorporated By: /S/ PAUL V.MAIER Paul V. Maier Senior Vice President, Chief Financial Officer