Form 10-Q
period 2002-06-30
LIGAND PHARMACEUTICALS INC
filed 2002-08-14
CIK 886163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

                                                Mark One

[X] Quarterly Report Pursuant to Section 13 or 15(D) of the
Securities Exchange Act of 1934

For the quarterly period ended June 30, 2002 or

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X]     No [  ]

        As of July 31, 2002, the registrant had 71,425,621 shares of common stock outstanding.

LIGAND PHARMACEUTICALS INCORPORATED
QUARTERLY REPORT

FORM 10-Q

TABLE OF CONTENTS

COVER PAGE	1
TABLE OF CONTENTS	2
PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
Consolidated Balance Sheets as of June 30, 2002 and December 31, 2001	3
Consolidated Statements of Operations for the three and six months ended June 30, 2002 and 2001	4
Consolidated Statements of Cash Flows for the six months ended June 30, 2002 and 2001	5
Notes to Consolidated Financial Statements	6
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	10
ITEM 3. Quantitative and Qualitative Disclosures about Market Risk	23
PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings	*
ITEM 2. Changes in Securities and Use of Proceeds	24
ITEM 3. Defaults upon Senior Securities	*
ITEM 4. Submission of Matters to a Vote of Security Holders	24
ITEM 5. Other Information	*
ITEM 6. Exhibits and Reports on Form 8-K	25
SIGNATURE	27

*No information provided due to inapplicability of item.

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

LIGAND PHARMACEUTICALS INCORPORATED
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

                                     ASSETS
                                                      June 30,    December 31,
                                                        2002          2001
                                                   -----------     -----------

Current assets:
  Cash and cash equivalents......................  $   25,087      $   20,741
  Short-term investments.........................      17,469          16,947
  Accounts receivable, net ......................      13,498           9,798
  Inventories....................................       2,305           3,756
  Other current assets...........................       2,860           2,332
                                                   -----------     -----------
          Total current assets...................      61,219          53,574
Restricted investments...........................       2,189           2,370
Property and equipment, net......................      10,238           9,690
Acquired technology, net ........................      36,358          37,879
Other assets.....................................      17,653          13,960
                                                   -----------     -----------
                                                   $  127,657      $  117,473
                                                   ===========     ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable...............................  $   10,026      $    5,385
  Accrued liabilities............................       6,261          12,245
  Current portion of deferred revenue............      10,302           8,729
  Current portion of equipment financing
    obligations .................................       2,592           2,867
  Convertible note ..............................       2,500           2,500
                                                   -----------     -----------
          Total current liabilities..............      31,681          31,726
Long-term portion of deferred revenue ...........       3,624           4,164
Long-term portion of equipment financing
  obligations ...................................       2,640           3,354
Accrued acquisition obligation...................       2,700           2,700
Convertible subordinated debentures..............          --          47,326
Zero coupon convertible senior notes.............          --          86,078
                                                   -----------     -----------
          Total liabilities......................      40,645         175,348
                                                   -----------     -----------
Commitments and contingencies (Note 6)
Stockholders' equity (deficit):
  Convertible preferred stock,
    $0.001 par value; 5,000,000 shares authorized;
      none issued................................          --              --
  Common stock, $0.001 par value; 130,000,000
    shares authorized; 71,391,021 shares and
    60,164,840 shares issued at June 30, 2002 and
    December 31, 2001, respectively..............          71              60
  Additional paid-in capital.....................     692,465         529,374
  Deferred warrant expense ......................          --            (692)
  Accumulated other comprehensive (loss) income .         (72)             14
  Accumulated deficit............................    (604,541)       (585,720)
                                                   -----------     -----------
                                                       87,923         (56,964)
  Treasury stock, at cost; 73,842 shares.........        (911)           (911)
                                                   -----------     -----------
          Total stockholders' equity (deficit) ..      87,012         (57,875)
                                                   -----------     -----------
                                                   $  127,657      $  117,473
                                                   ===========     ===========

     See accompaning notes.

LIGAND PHARMACEUTICALS INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

                                      Three Months Ended     Six Months Ended
                                           June 30,              June 30,
                                       2002        2001       2002       2001
                                     ---------  ---------  ---------  ---------
Revenues:
   Product sales...................  $ 10,465   $ 10,002   $ 24,160   $ 18,609
   Collaborative research and
     development and other revenues     8,701      7,487     19,891     15,915
                                     ---------  ---------  ---------  ---------

   Total revenues.................     19,166     17,489     44,051     34,524
                                     ---------  ---------  ---------  ---------
Operating costs and expenses:
  Cost of products sold ..........      4,681      3,077      9,141      5,916
  Research and development........     13,681     13,191     26,797     25,596
  Selling, general and administrative  10,279      8,886     19,935     19,043
                                     ---------  ---------  ---------  ---------

   Total operating costs and expenses  28,641     25,154     55,873     50,555
                                     ---------  ---------  ---------  ---------

Loss from operations..............     (9,475)    (7,665)   (11,822)   (16,031)
                                     ---------  ---------  ---------  ---------
Other income (expense):
    Interest income...............        372        551        663      1,282
    Interest expense..............     (2,814)    (3,449)    (5,066)    (6,894)
    Debt conversion expense ......         --         --     (2,015)        --
    Other, net....................       (329)       (52)      (581)      (553)
                                     ---------  ---------  ---------  ---------

   Total other expense, net.......     (2,771)    (2,950)    (6,999)    (6,165)
                                     ---------  ---------  ---------  ---------

Net loss..........................   $(12,246)  $(10,615)  $(18,821)  $(22,196)
                                     =========  =========  =========  =========

Basic and diluted per share amounts:
   Net loss.......................   $   (.17)  $   (.18)  $   (.28)  $   (.38)
                                     =========  =========  =========  =========
   Weighted average number of
     common shares................     70,413     59,380     68,196     59,119
                                     =========  =========  =========  =========

See accompaning notes.

LIGAND PHARMACEUTICALS INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

                                                   Six Months Ended June 30,
                                                       2002           2001
                                                    ----------     ----------
OPERATING ACTIVITIES
Net loss.........................................   $ (18,821)     $ (22,196)
Adjustments to reconcile net loss to net cash
  used in operating activities:
    Accretion of debt discount and interest......       3,139          4,536
    Depreciation and amortization of property and
      equipment..................................       1,635          1,873
    Amortization of acquired technology .........       1,708          1,659
    Equity in loss of affiliate .................         564            620
    Debt conversion expense......................       2,015             --
    Other........................................         823            947
    Changes in operating assets and liabilities:
      Accounts receivable .......................      (3,700)        (2,339)
      Inventories................................       1,451          1,132
      Other current assets ......................        (528)           171
      Accounts payable and accrued liabilities...      (1,343)         1,719
      Deferred revenue...........................       1,033          2,399
                                                    ----------     ----------
          Net cash used in operating activities..     (12,024)        (9,479)
                                                    ----------     ----------
INVESTING ACTIVITIES
Purchases of short-term investments..............      (3,014)       (10,739)
Proceeds from sale of short-term investments.....       2,492          8,276
Purchases of property and equipment..............      (2,171)        (1,340)
Decrease in other assets.........................          67            143
                                                    ----------     ----------
          Net cash used in investing activities..      (2,626)        (3,660)
                                                    ----------     ----------
FINANCING ACTIVITIES
Principal payments on equipment financing
  obligations....................................      (1,443)        (2,244)
Proceeds from equipment financing arrangements ..         453            372
Redemption of convertible debentures ............     (50,000)            --
Decrease/(increase) in restricted investments....         181         (1,299)
Net proceeds from issuance of zero coupon
  convertible senior notes.......................          --         10,000
Net proceeds from issuance of common stock.......      69,805         25,686
                                                    ----------     ----------
      Net cash provided by financing activities..      18,996         32,515
                                                    ----------     ----------
Net increase in cash and cash equivalents........       4,346         19,376
Cash and cash equivalents at beginning of period.      20,741          9,224
                                                    ----------     ----------
Cash and cash equivalents at end of period.......   $  25,087      $  28,600
                                                    ==========     ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid....................................   $   3,792      $   2,341

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Conversion of zero coupon convertible senior notes
  to common stock................................   $  86,135      $      --
Issuance of common stock for acquired technology        5,000          5,000
Issuance of common stock for debt conversion
  incentive .....................................       2,015             --

See accompaning notes.

LIGAND PHARMACEUTICALS INCORPORATED

Notes to Consolidated Financial Statements

1.    Basis of Presentation

        The consolidated financial statements of Ligand Pharmaceuticals Incorporated (“Ligand” or the “Company”) for the three and six months ended June 30, 2002 and 2001 are unaudited. These financial statements reflect all adjustments, consisting of only normal recurring adjustments which, in the opinion of management, are necessary to fairly present the consolidated financial position as of June 30, 2002 and the consolidated results of operations for the three and six months ended June 30, 2002 and 2001. The results of operations for the period ended June 30, 2002 are not necessarily indicative of the results to be expected for the year ending December 31, 2002. For more complete financial information, these financial statements, and the notes thereto, should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2001 included in the Company’s Annual Report on Form 10-K and the unaudited consolidated financial statements for the three months ended March 31, 2002 included in the Company’s Quarterly Report on Form 10-Q filed with the SEC.

Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and disclosures made in the accompanying notes to the financial statements. Actual results could differ from those estimates.

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

Inventories. Inventories are stated at the lower of cost or market. Cost is determined using the first-in-first-out method. Inventories consist of the following (in thousands):

                                 June 30,        December 31,
                                   2002               2001
                            ----------------   ---------------
  Raw materials             $           150    $           143
  Work-in-process                       749              2,729
  Finished goods                      1,406                884
                            ---------------    ---------------
                            $         2,305    $         3,756
                            ===============    ===============

Other Assets. Other assets consist of the following (in thousands):

                                June 30,          December 31,
                                  2002                2001
                            ----------------   ---------------
Technology license, net     $         8,950    $         4,000
Prepaid royalty buyout, net           3,264              3,400
Deferred rent                         3,107              3,204
Investment in X-Ceptor                1,884              2,448
Other                                   448                908
                            ----------------   ---------------
                            $        17,653    $        13,960
                            ===============    ===============

Accrued Liabilities. Accrued liabilities consist of the following (in thousands):

                                June 30,          December 31,
                                  2002                2001
                            ----------------   ---------------
Compensation                $          2,785   $         2,786
Royalties                              2,077             2,736
Interest                                  63             1,942
Payment to licensor                       --             2,500
Other                                  1,336             2,281
                            ----------------   ---------------
                            $          6,261   $        12,245
                            ================   ===============

Comprehensive Loss. Comprehensive loss represents net loss adjusted for the change during the periods presented in unrealized gains and losses on available-for-sale securities less reclassification adjustments for realized gains or losses included in net loss, as well as foreign currency translation adjustments. The accumulated unrealized gains or losses are reported as accumulated other comprehensive income (loss) as a separate component of stockholders’ equity (deficit). Comprehensive loss for the three and six months ended June 30, 2002 and 2001 is as follows (in thousands):

                        Three Months Ended               Six Months Ended
                              June 30,                       June 30,
                         2002          2001             2002           2001
                      ---------      ---------       ---------      ---------
Comprehensive loss    $(12,269)      $(10,634)       $(18,906)      $(22,180)
                     ==========      =========       =========      =========

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

3. Royalty Sale

        In March 2002, Ligand entered into an agreement with Royalty Pharma AG, to sell a portion of the Company’s rights to future royalties from certain collaborative partners’ net sales of three selective estrogen receptor modulator (SERM) products now in Phase III clinical development. The agreement provides for the initial sale of rights to 0.25% of such product net sales for $6 million and options to acquire up to an additional 1.00% of net sales for $50 million. The $6 million was recognized as revenue in the first quarter of 2002. In April 2002, Royalty Pharma exercised the first option to acquire an additional 0.125% of such product net sales for $3 million. The Company recognizes revenue for options under the agreement when the option is exercised.

        In July 2002, the agreement was amended to replace the existing option, exercisable in December 2002, to acquire an additional 0.25% of net sales for $8.0 million, with two new options. The new options, each for an additional 0.125% of net sales, are exercisable for $3.50 million and $3.85 million on September 30, 2002 and December 31, 2002, respectively.

4. Avinza™ Approval and Product Launch

FDA Approval

        In March 2002, the FDA approved Avinza™, a product licensed from Elan for the relief of chronic, moderate to severe pain. The approval of Avinza™ triggered a $5 million milestone payment to Elan that was settled through the issuance of 302,554 shares of common stock.

        Under the Avinza™ license agreement, the Company is committed to spend not less than $7 million through May 2003 to undertake additional clinical activities related to the commercialization of Avinza™. In the event the Company does not spend this amount, any shortfall would be paid to Elan.  As of June 30, 2002, approximately 60% of this commitment had been incurred.

Product Launch

        In the second quarter of 2002, the Company shipped $11.5 million of Avinza™ to wholesaler customers. The product was sold under certain promotional launch programs that provided customers with discounts off wholesale price and 90-day payment terms instead of the Company’s normal 30-day terms. The promotions were implemented to ensure that a sufficient retail supply of Avinza™ was available in those territories where Ligand sales representatives are initially promoting the product. Of the amount shipped, $4.1 million was recognized as revenue during the second quarter based on the Company’s practice of deferring recognition of revenue associated with promotional product terms for a new product launch requiring broad retail pharmacy distribution. The revenue deferred and the related cost of product sold was netted and recorded as deferred revenue in the Company’s balance sheet. The deferred revenue and related product cost will be recognized as product is sold through to patients.

5. Redemption of Convertible Subordinated Debentures

        In June 2002, the Company redeemed $50 million in face value of convertible subordinated debentures due January 2003. The remaining $1.8 million of accretion to face value at the time of redemption was charged to interest expense.

6. Commitments and Contingencies

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

        In accordance with existing accounting standards, the lease is treated as an operating lease for financial reporting purposes. The FASB, however, is considering modifications to existing accounting principles that under certain conditions could result in consolidation of such entities or treatment of such lease arrangements as capital leases. If Ligand were required to treat such lease arrangement as a financing obligation, the Company’s consolidated balance sheet as of June 30, 2002 would reflect additional property and equipment of $13.6 million and additional debt of $12.9 million. The impact of such treatment on the Company’s historical operating results is not significant.

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

7. Option to Acquire X-Ceptor Therapeutics, Inc.

        Under a 1999 investment agreement with X-Ceptor Therapeutics, Inc. (“X-Ceptor”), Ligand maintained the right to acquire all of the outstanding stock of X-Ceptor not held by Ligand at June 30, 2002, or to extend the purchase right for 12 months by providing additional funding of $5 million. In April 2002, Ligand informed X-Ceptor that it was extending its purchase right. The $5 million was paid to X-Ceptor in July 2002.

8. Stockholders’ Equity

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

Overview

        We discover, develop and market drugs that address patients’ critical unmet medical needs in the areas of cancer, men’s and women’s health, or hormone-related health issues, skin diseases, osteoporosis, and metabolic, cardiovascular and inflammatory diseases. Our drug discovery and development programs are based on our proprietary gene transcription technology, primarily related to Intracellular Receptors, also known as IRs, a type of sensor or switch inside cells that turns genes on and off, and Signal Transducers and Activators of Transcription, also known as STATs, which are another type of gene switch.

        We currently market five products in the United States: Avinza™, for the relief of chronic, moderate to severe pain; ONTAK®, for the treatment of patients with persistent or recurrent cutaneous T-cell lymphoma ( or CTCL); Targretin® capsules and Targretin® gel, for the treatment of CTCL in patients who are refractory to at least one prior systemic therapy; and Panretin® gel, for the treatment of Kaposi’s sarcoma in AIDS patients. In March 2002, the Food and Drug Administration (or FDA) approved Avinza™, a product we license from our strategic partner Elan Corporation, plc. We have exclusive marketing rights to Avinza™ in the United States and Canada. Avinza™ was launched in the U.S. in June 2002. In Europe, we were granted a marketing authorization for Panretin® gel in October 2000 and for Targretin® capsules in March 2001 and have a marketing authorization application under review for ONZAR (ONTAK® in the U.S.). Targretin® capsules and Panretin® gel were launched in Europe in the fourth quarter of 2001. During the second quarter, we withdrew our Targretin® gel MAA in Europe due to a request for additional clinical trials in CTCL which we judged uneconomic given the size of the CTCL market and the existing approval for Targretin® capsules in Europe.

        We are currently involved in the research phase of research and development collaborations with Eli Lilly and Company and TAP Pharmaceutical Products Inc. (or TAP). Collaborations in the development phase are being pursued by Abbott Laboratories, Allergan, Inc., GlaxoSmithkline, Organon, Pfizer and Wyeth. We receive funding during the research phase of the arrangements and milestone and royalty payments as products are developed and marketed by our corporate partners. In addition, in connection with some of these collaborations, we received non-refundable up-front payments. As of June 30, 2002, we had deferred revenue of $6.7 million associated with these collaboration agreements. Such amount is being amortized as revenue over the service periods of the agreements which range from December 1997 to December 2013.

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

Results of Operations

        Total revenues for the second quarter of 2002 increased to $19.2 million compared to $17.5 million for the second quarter of 2001, an increase of 9.6%. Net loss for the second quarter of 2002 of $12.2 million or $0.17 per share, compares to $10.6 million or $0.18 per share for the second quarter of 2001. Loss from operations for the second quarter of 2002 of $9.5 million compares to $7.7 million for the 2001 period.

        For the six months ended June 30, 2002, total revenues were $44.1 million, compared to $34.5 million for 2001, an increase of 28%. Net loss for the same period in 2002 was $18.8 million or $0.28 per share compared to a net loss of $22.2 million or $0.38 per share for the 2001 period. Loss from operations for the six months ended June 30, 2002 of $11.8 million compares to $16.0 million for 2001.

Product Sales

        Product sales for the second quarter of 2002 were $10.5 million compared to $10.0 million for the second quarter of 2001. Product sales for the six months ended June 30, 2002 increased to $24.2 million compared to $18.6 million for the prior year period.

        Product revenue in 2002 includes sales of $4.1 million for Avinza™ which was launched in the U.S. in June 2002. In connection with the launch, we shipped $11.5 million of Avinza™ to wholesaler customers. This product was sold under certain promotional launch programs, not uncommon with new product launches, that provided customers with discounts off wholesale price and 90-day payment terms instead of the Company’s normal 30-day terms. The promotions were implemented to ensure that a sufficient retail supply of Avinza™ was available in those territories where Ligand sales representatives are initially promoting the product. Of the amount shipped, $4.1 million was recognized as net revenue based on our practice of deferring recognition of revenue associated with promotional terms for a new product launch requiring broad retail pharmacy distribution. The deferred net revenue of $6.1 million and related product cost will be recognized as product is sold through to patients.

        Excluding Avinza™, sales of our in-line products for the second quarter of 2002 were $6.4 million compared to $10.0 million in 2001. Sales of ONTAK®decreased from $5.0 million in the second quarter of 2001 to $4.9 million in the second quarter of 2002 while sales of Targretin® capsules decreased from $3.3 million in 2001 to $1.2 million in 2002 and sales of Targretin® gel and Panretin® gel decreased from $1.6 million in 2001 to $0.2 million in 2002. The decrease in sales for each of these products is due to decisions made by several of our major wholesalers not to purchase or to purchase lower quantities of our products in order to reduce inventory carrying levels. The lower sales are further attributed to slower than expected demand growth for our in-line products due primarily to delays in completion and data publication of key ongoing, expanded-use clinical trials in B-cell non-Hodgkins lymphoma (NHL) and chronic lymphocytic leukemia (CLL), and to delays in new, expanded use physician initiated trials in a number of key indications for ONTAK® and Targretin® capsules. Sales during the quarter were also reduced by $1.5 million for higher than estimated returns of expired product. These returns reflect the lower than expected demand growth of our in-line products and inconsistent inventory rotation by certain distributors.

        We continue to expect that off-label use and sales of ONTAK® and Targretin® capsules will increase when and as data is obtained from ongoing expanded-use clinical trials and the initiation of new expanded-use trials. The level and timing of any such off-label use, however, is influenced by a number of factors including the accrual of patients and overall progress of clinical trials which are managed by third parties. See Risk Factors for further discussion of risks associated with product development.

        Our products include small-volume specialty pharmaceutical products that address the needs of cancer patients in relatively small niche markets with substantial geographical fluctuations in demand. To ensure patient access to our drugs, we maintain broad distribution capabilities with inventories held at approximately 100 locations throughout the United States. Furthermore, the purchasing and stocking patterns of our wholesaler customers are influenced by a number of factors that vary with each product including but not limited to overall level of demand, periodic promotions, required minimum shipping quantities and wholesaler competitive initiatives. As a result, the level of product in the distribution channel may average from two to six months’ worth of projected inventory usage. If any or all of our major distributors decide to substantially reduce the inventory they carry in a given period, our sales for that period could be substantially lower than historical levels.

Collaborative Research and Development and Other Revenues

        Collaborative research and development and other revenues for the quarter ended June 30, 2002 were $8.7 million compared to $7.5 million for the quarter ended June 30, 2001. For the six months ended June 30, 2002, collaborative research and development and other revenues were $19.9 million compared to $15.9 million in the prior year period. A comparison of collaborative research and development and other revenues is as follows (in thousands):

                         Three months ended June 30,   Six months ended June 30,
                              2002          2001           2002           2001
                            --------     --------        --------     --------
Collaborative research
  and development           $ 5,624      $ 7,343         $10,736      $12,077
Royalty sale                  3,000           --           9,000           --
Distribution agreements          77           77             155        3,632
Other                            --           67              --          206
                            --------     --------        --------     --------
                            $ 8,701      $ 7,487         $19,891      $15,915
                            ========     ========        ========     ========

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

        The decrease in collaborative research and development revenue for the three and six months ended June 30, 2002 compared to the corresponding prior periods is due to the loss of funding from collaborative research arrangements with Bristol-Myers Squibb, which was terminated in June 2001, and Organon, the research phase of which concluded in February 2002. This decrease is partially offset by collaborative research funding earned under our agreement with TAP which was entered into in June 2001 and a $1.1 million milestone earned in the second quarter of 2002 under our collaboration agreement with Eli Lilly and Company.

        Royalty sale represents revenue earned from the sale to Royalty Pharma AG of rights and options to future royalties from certain collaborative partners’ net sales of three selective estrogen receptor modulator (SERM) products. These products are now in Phase III clinical development. The royalty purchase agreement provides for the initial sale of rights to 0.25% of such product net sales and grants Royalty Pharma options to acquire up to an additional 1.00% of net sales for $50 million. We earned $6 million in the first quarter upon the initial sale of rights and $3 million in the second quarter when Royalty Pharma exercised the first option to acquire an additional 0.125% of such product net sales.

        Revenue from distribution agreements decreased to $0.2 million for the six months ended June 30, 2002 from $3.6 million for 2001. The 2001 amount includes milestones earned under our distribution agreement with Elan for the European submission of a Marketing Authorization Approval (“MAA”) for Targretin® gel and the European grant of an MAA for Targretin® capsules.

Gross Margin

        Gross margin on product sales was 55.3% for the second quarter of 2002 compared to 69.2% for the second quarter of 2001. Gross margin on product sales for the six months ended June 30, 2002 was 62.2% compared to 68.2% for the prior year period. The margin for the second quarter of 2002 was negatively impacted by sales of Avinza™, which has higher product costs than certain of our other products, lower sales of our in-line products over which we spread certain fixed costs (amortization of acquired technology), and the impact of higher than estimated returns of expired products. Additionally, the decrease in margin for the six month period is due to the final increase in the contractual royalty rate on ONTAK®.

Operating Expenses

        Research and development expenses were $13.7 million in the second quarter of 2002 compared to $13.2 million for the second quarter of 2001. For the six months ended June 30, 2002, research and development expenses were $26.8 million compared to $25.6 million in 2001. The increase in 2002 reflects the funding of Phase III clinical trials for Targretin® capsules in non-small cell lung cancer. This increase is partially offset by the timing of expenses incurred on certain ongoing development programs to improve existing products. We expect development expenses to further increase in 2002 as additional patients are accrued under the non-small cell lung cancer clinical trials.

        Selling, general and administrative expenses were $10.3 million for the second quarter of 2002 compared to $8.9 million for the second quarter of 2001. The increase is due to higher advertising and promotion expenses in connection with the launch of Avinza™ and costs associated with the hiring and deployment of approximately 25 sales representatives to target general pain centers not served by our existing oncology and dermatology sales forces. Selling, general and administrative expenses for the six months ended June 30, 2002 were $19.9 million compared to $19.0 million for the six months ended June 30, 2001. The increase is due to expenses associated with the launch of Avinza™ partially offset by lower expenses in 2002 compared to 2001 when significant advertising and promotion expenses were incurred in connection with the commencement of post-approval trials and post-launch promotions for Targretin® capsules.

        We expect selling and marketing expenses for the remainder of 2002 to continue to increase due to post-launch promotions of Avinza™ and a greater emphasis on physician attended, product information and advisory meetings and physician investigational new drug (“PIND”) studies in support of ONTAK® and Targretin® capsules.

Other Expenses

        Other expense, net was $2.8 million for the second quarter of 2002 compared to $3.0 million for the second quarter of 2001. The decrease in the net expense is due to lower interest expense resulting from the conversion of all outstanding zero coupon convertible senior notes owed to Elan in the fourth quarter of 2001 and the first quarter of 2002 and the early redemption of $50 million in face value of convertible subordinated debentures in June 2002. The decrease in interest expense is partially offset by $1.8 million of accelerated accretion to face value in connection with the early redemption of the convertible subordinated debentures.

        Other expense, net was $7.0 million for the six months ended June 30, 2002 compared to $6.2 million for the six months ended June 30, 2001. The increase in the net expense reflects debt conversion expense of $2.0 million for an incentive provided to Elan in connection with the March 2002 conversion of zero coupon convertible senior notes into common stock. This increase is partially offset by a decrease in interest expense resulting from the conversion of all outstanding zero coupon convertible senior notes and the early redemption of $50 million in face value of convertible subordinated debentures.

Liquidity and Capital Resources

        We have financed our operations through private and public offerings of our equity securities, collaborative research and development and other revenues, issuance of convertible notes, capital and operating lease transactions, equipment financing arrangements, product sales and investment income.

        At June 30, 2002, working capital was $29.5 million. This compares to working capital of $21.8 million at December 31, 2001. Cash, cash equivalents, short-term investments, and restricted investments totaled $44.7 million at June 30, 2002 compared to $40.1 million at December 31, 2001. We primarily invest our cash in United States government and investment grade corporate debt securities.

        Operating activities used cash of $12.0 million for the six months ended June 30, 2002 compared to $9.5 million for the six months ended June 30, 2001. Operating cash flow in 2002 compared to the prior year period benefited from increased product sales and $9 million of cash received in connection with the sale to Royalty Pharma AG of rights and options to future royalties from certain collaborative partners’ net sales of three selective estrogen receptor modulator (SERM) products. The increase in revenue in 2002 was offset by higher operating expenses and changes in working capital. Changes in operating assets and liabilities in the 2002 period used net cash of $3.1 million.

        Investing activities used cash of $2.6 million for the six months ended June 30, 2002 compared to $3.7 million for the six months ended June 30, 2001. The use of cash in 2002 reflects the net purchase of short-term investments of $0.5 million and capital expenditures of $2.2 million primarily for lab and computer equipment. Cash used for investing activities in 2001 includes net purchases of short-term investments of $2.5 million and capital expenditures of $1.3 million.

        Under a 1999 investment agreement with X-Ceptor Therapeutics, Inc. (“X-Ceptor”), we maintained the right to acquire all of the outstanding stock of X-Ceptor not held by Ligand at June 30, 2002, or to extend the purchase right for 12 months by providing additional funding of $5 million. In April 2002, we informed X-Ceptor that we were extending the purchase right. The $5 million was paid to X-Ceptor in July 2002.

        Financing activities provided cash of $19.0 million for the six months ended June 30, 2002 compared to $32.5 million for the six months ended June 30, 2001. Cash received in 2002 includes net proceeds of $65.9 million through a private placement of 4,252,500 shares of our common stock, $2.7 million from the exercise of employee stock options and $0.9 million from the exercise of a warrant held by Elan in connection with the conversion of zero coupon convertible senior notes. This was offset by the $50 million early redemption of convertible subordinated debentures and net payments of $1.0 million on equipment financing arrangements. Cash received in 2001 includes $22.4 million from a private placement of our common stock and $10 million in connection with the issuance of zero coupon convertible senior notes to Elan, partially offset by net repayments of $1.9 million on equipment financing arrangements and $1.3 million of cash restricted pursuant to certain third party service provider arrangements.

        At June 30, 2002, we had outstanding a $2.5 million convertible note to SmithKline Beecham Corporation due in October 2002 with interest at prime and convertible into our common stock at $13.56 per share, at SmithKline Beecham’s option.

        Certain of our property and equipment is pledged as collateral under various equipment financing arrangements. As of June 30, 2002, $5.2 million was outstanding under such arrangements with $2.6 million classified as current. Our equipment financing arrangements have terms of three to five years with interest ranging from 7.03% to 10.66%.

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

        In accordance with existing accounting standards, the lease is treated as an operating lease for financial reporting purposes. The FASB, however, is considering modifications to existing accounting principles that under certain conditions could result in consolidation of such entities or treatment of such lease arrangements as capital leases. If Ligand were required to treat such lease arrangement as a financing obligation, our consolidated balance sheet as of June 30, 2002 would reflect additional property and equipment of $13.6 million and additional debt of $12.9 million. The impact of such treatment on our historical operating results is not significant.

        We are required to spend not less than $7 million through May 2003 for clinical expenditures under the Avinza™ license agreement with Elan. As of June 30, 2002, we have incurred approximately 60% of this commitment.

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

        We were founded in 1987. We have incurred significant losses since our inception. At June 30, 2002, our accumulated deficit was approximately $605 million. To date, we have received the majority of our revenues from our collaborative arrangements and only began receiving revenues from the sale of pharmaceutical products in 1999. To become profitable, we must successfully develop, clinically test, market and sell our products. Even if we achieve profitability, we cannot predict the level of that profitability or whether we will be able to sustain profitability. We expect that our operating results will fluctuate from period to period as a result of differences in when we incur expenses and receive revenues from product sales, collaborative arrangements and other sources. Some of these fluctuations may be significant.

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

        We currently have only 5 products approved for marketing and a handful of other products/indications that have made significant progress through development. Because these numbers are small, especially the number of marketed products, any significant setback with respect to any one of them could significantly impair our operating results and/or reduce the market price for shares of our stock. Setbacks could include problems with shipping, manufacturing, product safety, marketing, government licenses and approvals, intellectual property rights and physician or patient acceptance of the product.

Sales of our specialty pharmaceutical products may significantly fluctuate each period based on the nature of our products, our promotional activities and wholesaler purchasing and stocking patterns.

        Our products include small-volume specialty pharmaceutical products that address the needs of cancer patients in relatively small niche markets with substantial geographical fluctuations in demand. To ensure patient access to our drugs, we maintain broad distribution capabilities with inventories held at approximately 100 locations throughout the United States. Furthermore, the purchasing and stocking patterns of our wholesaler customers are influenced by a number of factors that vary with each product including but not limited to overall level of demand, periodic promotions, required minimum shipping quantities and wholesaler competitive initiatives. As a result, the level of product in the distribution channel may average from two to six months’ worth of projected inventory usage. If any or all of our major distributors decide to substantially reduce the inventory they carry in a given period, our sales for that period could be substantially lower than historical levels.

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

        We currently estimate our research and development expenditures over the next 3 years to range between $200 million and $250 million. However, we base our outlook regarding the need for funds on many uncertain variables. Such uncertainties include regulatory approvals, the timing of events outside our direct control such as product launches by partners and the success of such product launches, negotiations with potential strategic partners, and other factors. Any of these uncertain events can significantly change our cash requirements as they determine such one-time events as the receipt of major milestones and other payments.

        For example, we are required under the terms of our agreement with Elan, to spend not less than $7 million through May 2003 to undertake additional clinical activities related to the commercialization of Avinza. In the event we do not spend this amount, any shortfall would have to be paid to Elan.

        While we expect to fund our research and development activities from cash generated from internal operations to the extent possible, if we are unable to do so we may need to complete additional equity or debt financings or seek other external means of financing. If additional funds are required to support our operations and we are unable to obtain them on terms favorable to us, we may be required to cease or reduce further commercialization of our products, to sell some or all of our technology or assets or to merge with another entity.

We may require additional money to run our business and may be required to raise this money on terms which are not favorable or which reduce our stock price.

        We have incurred losses since our inception and do not expect to generate positive cash flow to fund our operations for one or more years. As a result, we may need to complete additional equity or debt financings to fund our operations. Our inability to obtain additional financing could adversely affect our business. Financings may not be available at all or on favorable terms. In addition, these financings, if completed, still may not meet our capital needs and could result in substantial dilution to our stockholders. For instance, in February and March 2002 we issued to Elan 6.3 million shares upon the conversion of zero coupon convertible senior notes held by Elan, and in January 2001 and April 2002 we issued 2 million shares and 4.3 million shares of our common stock, respectively, in private placements. These transactions have resulted in the issuance of significant numbers of new shares. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate one or more of our drug development programs. Alternatively, we may be forced to attempt to continue development by entering into arrangements with collaborative partners or others that require us to relinquish some or all of our rights to technologies or drug candidates that we would not otherwise relinquish.

Our products face significant regulatory hurdles prior to marketing which could delay or prevent sales.

        Before we obtain the approvals necessary to sell any of our potential products, we must show through preclinical studies and human testing that each product is safe and effective. We have a number of Ligand and partner products moving toward or currently in clinical trials, the most significant of which are our Phase III trials for Targretin capsules in non-small cell lung cancer and three Phase III trials by our partners involving bazedoxifene and lasofoxifene. Our failure to show any product’s safety and effectiveness would delay or prevent regulatory approval of the product and could adversely affect our business. The clinical trials process is complex and uncertain. The results of preclinical studies and initial clinical trials may not necessarily predict the results from later large-scale clinical trials. In addition, clinical trials may not demonstrate a product’s safety and effectiveness to the satisfaction of the regulatory authorities. A number of companies have suffered significant setbacks in advanced clinical trials or in seeking regulatory approvals, despite promising results in earlier trials. The FDA may also require additional clinical trials after regulatory approvals are received, which could be expensive and time-consuming, and failure to successfully conduct those trials could jeopardize continued commercialization.

        The rate at which we complete our clinical trials depends on many factors, including our ability to obtain adequate supplies of the products to be tested and patient enrollment. Patient enrollment is a function of many factors, including the size of the patient population, the proximity of patients to clinical sites and the eligibility criteria for the trial. For example, each of our Phase III Targretin clinical trials will involve approximately 600 patients and may require significant time and investment to complete enrollments. Delays in patient enrollment may result in increased costs and longer development times. In addition, our collaborative partners have rights to control product development and clinical programs for products developed under the collaborations. As a result, these collaborators may conduct these programs more slowly or in a different manner than we had expected. Even if clinical trials are completed, we or our collaborative partners still may not apply for FDA approval in a timely manner or the FDA still may not grant approval.

We may not be able to pay amounts due on our outstanding indebtedness when due which would cause defaults under these arrangements.

        We and our subsidiaries may not have sufficient funds to make required payments due under existing debt. If we or our subsidiaries do not have adequate funds, we will be forced to refinance the existing debt and may not be successful in doing so. At June 30, 2002, we had outstanding a $2.5 million convertible note to SmithKline Beecham due in 2002 with interest at prime and convertible into our common stock at $13.56 per share.

We face substantial competition which may limit our revenues.

        Some of the drugs that we are developing and marketing will compete with existing treatments. In addition, several companies are developing new drugs that target the same diseases that we are targeting and are taking IR-related and STAT-related approaches to drug development. The principal products competing with our products targeted at the cutaneous t-cell lymphoma market are Supergen/Abbott’s Nipent® and interferon, which is marketed by a number of companies, including Schering-Plough’s Intron® A. Products that will compete with Avinza include Purdue Pharma L.P.‘s OxyContin® and MS Contin®, Janssen Pharmaceutica Products, L.P.‘s Duragesic®, Roxane Laboratories, Inc.‘s Oramorph® SR and Purepac Phamaceutical Co.‘s Kadian®, each of which is currently marketed. Many of our existing or potential competitors, particularly large drug companies, have greater financial, technical and human resources than us and may be better equipped to develop, manufacture and market products. Many of these companies also have extensive experience in preclinical testing and human clinical trials, obtaining FDA and other regulatory approvals and manufacturing and marketing pharmaceutical products. In addition, academic institutions, governmental agencies and other public and private research organizations are developing products that may compete with the products we are developing. These institutions are becoming more aware of the commercial value of their findings and are seeking patent protection and licensing arrangements to collect payments for the use of their technologies. These institutions also may market competitive products on their own or through joint ventures and will compete with us in recruiting highly qualified scientific personnel.

Third-party reimbursement and health care reform policies may reduce our future sales.

        Sales of prescription drugs depend significantly on the availability of reimbursement to the consumer from third party payers, such as government and private insurance plans. These third party payers frequently require drug companies to provide predetermined discounts from list prices, and they are increasingly challenging the prices charged for medical products and services. Our current and potential products may not be considered cost-effective and reimbursement to the consumer may not be available or sufficient to allow us to sell our products on a competitive basis. For example we have current and recurring discussions with insurers regarding reimbursement rates for our drugs, including Avinza which was recently approved for marketing. We may not be able to negotiate favorable reimbursement rates for our products, or may have to pay significant discounts to obtain favorable rates. Only one of our products, ONTAK, is currently eligible to be reimbursed by Medicare.

        In addition, the efforts of governments and third-party payers to contain or reduce the cost of health care will continue to affect the business and financial condition of drug companies such as us. A number of legislative and regulatory proposals to change the health care system have been discussed in recent years, including price caps and controls for pharmaceuticals. These proposals could reduce and/or cap the prices for our products or reduce government reimbursement rates for products such as ONTAK. In addition, an increasing emphasis on managed care in the United States has and will continue to increase pressure on drug pricing. We cannot predict whether legislative or regulatory proposals will be adopted or what effect those proposals or managed care efforts may have on our business. The announcement and/or adoption of such proposals or efforts could adversely affect our profit margins and business.

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

        Several drug companies and research and academic institutions have developed technologies, filed patent applications or received patents for technologies that may be related to our business. Others have filed patentapplications and received patents that conflict with patents or patent applications we have licensed for our use, either by claiming the same methods or compounds or by claiming methods or compounds that could dominate those licensed to us. In addition, we may not be aware of all patents or patent applications that may impact our ability to make, use or sell any of our potential products. For example, United States patent applications may be kept confidential while pending in the Patent and Trademark Office, and patent applications filed in foreign countries are often first published six months or more after filing. Any conflicts resulting from the patent rights of others could significantly reduce the coverage of our patents and limit our ability to obtain meaningful patent protection. While we routinely receive communications or have conversations with the owners of other patents, none of these third parties have directly threatened an action or claim against us. If other companies obtain patents with conflicting claims, we may be required to obtain licenses to those patents or to develop or obtain alternative technology. We may not be able to obtain any such licenses on acceptable terms or at all. Any failure to obtain such licenses could delay or prevent us from pursuing the development or commercialization of our potential products.

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

        We have learned that Hoffmann-La Roche Inc. has received a United States patent and has made patent filings in foreign countries that relate to our Panretin capsules and gel products. We filed a patent application with an earlier filing date than Hoffmann-La Roche’s patent, which we believe is broader than, but overlaps in part with, Hoffmann-La Roche’s patent. We believe we were the first to invent the relevant technology and therefore are entitled to a patent on the application we filed. The Patent and Trademark Office has initiated a proceeding to determine whether we or Hoffmann-La Roche are entitled to a patent. We may not receive a favorable outcome in the proceeding. In addition, the proceeding may delay the Patent and Trademark Office’s decision regarding our earlier application. If we do not prevail, the Hoffmann-La Roche patent might block our use of Panretin capsules and gel in specified cancers.

        We have also learned that Novartis AG has filed an opposition to our European patent that covers the principal active ingredient of our ONTAK drug. We are currently investigating the scope and merits of this opposition. If the opposition is successful, we could lose our ONTAK patent protection in Europe which could substantially reduce our future ONTAK sales in that region. We could also incur substantial costs in asserting our rights in this opposition proceeding, as well as in other interference proceedings in the United States.

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

        We currently have no manufacturing facilities and we rely on others for clinical or commercial production of our marketed and potential products. In addition, certain raw materials necessary for the commercial manufacturing of our products are custom and must be obtained from a specific sole source. Elan manufactures Avinza for us, Cambrex manufactures ONTAK for us and RP Scherer and Raylo manufacture Targretin capsules for us.

        To be successful, we will need to ensure continuity of the manufacture of our products, either directly or through others, in commercial quantities, in compliance with regulatory requirements and at acceptable cost. Any extended and unplanned manufacturing shutdowns could be expensive and could result in inventory and product shortages. While we believe that we would be able to develop our own facilities or contract with others for manufacturing services with respect to all of our products, if we are unable to do so our revenues could be adversely affected. In addition, if we are unable to supply products in development, our ability to conduct preclinical testing and human clinical trials will be adversely affected. This in turn could also delay our submission of products for regulatory approval and our initiation of new development programs. In addition, although other companies have manufactured drugs acting through IRs and STATs on a commercial scale, we may not be able to do so at costs or in quantities to make marketable products.

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

        Our business exposes us to potential product liability risks. Our products also may need to be recalled to address regulatory issues. A successful product liability claim or series of claims brought against us could result in payment of significant amounts of money and divert management’s attention from running the business. Some of the compounds we are investigating may be harmful to humans. For example, retinoids as a class are known to contain compounds which can cause birth defects. We may not be able to maintain our insurance on acceptable terms, or our insurance may not provide adequate protection in the case of a product liability claim. To the extent that product liability insurance, if available, does not cover potential claims, we will be required to self-insure the risks associated with such claims. We believe that we carry reasonably adequate insurance for product liability claims.

We use hazardous materials which requires us to incur substantial costs to comply with environmental regulations.

        In connection with our research and development activities, we handle hazardous materials, chemicals and various radioactive compounds. To properly dispose of these hazardous materials in compliance with environmental regulations, we are required to contract with third parties at substantial cost to us. Our annual cost of compliance with these regulations is approximately $600,000. We cannot completely eliminate the risk of accidental contamination or injury from the handling and disposing of hazardous materials, whether by us or by our third-party contractors. In the event of any accident, we could be held liable for any damages that result, which could be significant. We believe that we carry reasonably adequate insurance for toxic tort claims.

Our stock price may be adversely affected by volatility in the markets.

        The market prices and trading volumes for our securities, and the securities of emerging companies like us, have historically been highly volatile and have experienced significant fluctuations unrelated to operating performance. For example, since January 1, 2000, the daily last reported sale price of our common stock on the Nasdaq National Market has been as high as $25.43 and as low as $6.21. Future announcements concerning us or our competitors may impact the market price of our common stock. These announcements might include:

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

        We have not paid any cash dividends on our common stock to date. We intend to retain any earnings to support the expansion of our business and we do not anticipate paying cash dividends in the foreseeable future. Accordingly, other than through a sale of your shares, you will not receive a return on your investment in our common stock, and you should not rely on an investment in our common stock if you require dividend income.

Our shareholder rights plan and charter documents may hinder or prevent change of control transactions.

        Our shareholder rights plan and provisions contained in our certificate of incorporation and bylaws may discourage transactions involving an actual or potential change in our ownership. In addition, our board of directors may issue shares of preferred stock without any further action by you. Such issuances may have the effect of delaying or preventing a change in our ownership. If changes in our ownership are discouraged, delayed or prevented, it would be more difficult for our current board of directors to be removed and replaced, even if you or our other stockholders believe that such actions are in the best interests of us and our stockholders.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        At June 30, 2002, our investment portfolio included fixed-income securities of $16.0 million. These securities are subject to interest rate risk and will decline in value if interest rates increase. This risk is mitigated, however, due to the conservative nature of our investments and relatively short effective maturities of the debt instruments in our investment portfolio. Accordingly, an immediate 10% change in interest rates would have no material impact on our financial condition, results of operations or cash flows. Declines in interest rates over time will, however, reduce our interest income.

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

PART II.   OTHER INFORMATION
ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

        During the three month period ended June 30, 2002, we issued the following securities:

        On April 17, 2002, we issued 4,252,500 shares of our common stock in an unregistered transaction to selected institutional and accredited investors, including several current Ligand investors, for aggregate consideration of $69.3 million. In connection with the placement of the shares, we paid $3.1 million in cash compensation to the placement agents. We subsequently registered the resale of all of these shares on a Form S-3 registration statement (No. 333-87110), filed on April 29, 2002, as amended June 6, 2002 and June 26, 2002, and declared effective on July 2, 2002. The shares were issued under a claim of exemption under Regulation D promulgated by the SEC or, alternatively, under Section 4(2) of the Securities Act.

        This transaction did not involve a public offering. Appropriate legends were affixed to the stock certificates, as applicable, issued in such transactions. We believe each transferee had adequate access to information about us to make an informed investment decision and each transferee is an accredited investor within the meaning of Rule 501 of Regulation D.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Our Annual Meeting of Stockholders was held on May 15, 2002. The following elections and proposals were approved at the Annual Meeting:

                                              VOTES         VOTES           VOTES         VOTES         BROKER
                                               FOR         AGAINST        WITHHELD     ABSTAINING       NONVOTE
                                           ------------- -------------  ------------- -------------  -------------
1. Election of a Board of
   Directors.  The total number of
   votes cast for, or withheld for each
   nominee was
   as follows:
   Henry F. Blissenbach                      54,994,499         -- --        572,272         -- --        -- --
   Alexander D. Cross, Ph.D.                 54,988,999         -- --        577,772         -- --        -- --
   John Groom                                54,993,512         -- --        573,259         -- --        -- --
   Irving S. Johnson, Ph.D.                  50,073,761         -- --      5,493,010         -- --        -- --
   Carl C. Peck, M.D.                        55,010,786         -- --        555,985         -- --        -- --
   David E. Robinson                         54,960,022         -- --        606,749         -- --        -- --
   Michael A. Rocca                          55,004,154         -- --        562,617         -- --        -- --

2. Approval of a new 2002 Stock              44,461,429    10,969,250          -- --       136,092        -- --
   Option/Stock Issuance Plan to
   increase the authorized number of
   shares of common stock available for
   issuance under such plan from
   10,323,457 to 11,073,457.

3. Approval of a new 2002                    54,559,648       887,437          -- --       119,686        -- --
   Employee Stock Purchase Plan to
   increase the authorized number of
   shares of common stock available for
   purchase under such plan from
   465,000 to 540,000.

4. Ratification of the                       55,247,076       267,107          -- --        52,588        -- --
   appointment of Deloitte & Touche LLP
   as the independent auditors for the
   fiscal year ending December 31, 2002.

ITEM 6. (A)   EXHIBITS

Exhibit 3.1 (1)	Amended and Restated Certificate of Incorporation of the Company (Filed as Exhibit 3.2).
Exhibit 3.2 (1)	Bylaws of the Company, as amended (Filed as Exhibit 3.3).
Exhibit 3.3 (2)	Amended Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Company.
Exhibit 3.5 (6)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company dated June 14, 2000.
Exhibit 4.1 (8)	Specimen stock certificate for shares of Common Stock of the Company.
Exhibit 4.2 (3)	Preferred Shares Rights Agreement, dated as of September 13, 1996, by and between the Company and Wells Fargo Bank, N.A. (Filed as Exhibit 10.1)
Exhibit 4.3 (4)	Amendment to Preferred Shares Rights Agreement, dated as of November 9, 1998, between the Company and ChaseMellon Shareholder Services, L.L.C., as Rights Agent (Filed as Exhibit 99.1).
Exhibit 4.4 (9)	Second Amendment to the Preferred Shares Rights Agreement, dated as of December 23, 1998, between the Company and ChaseMellon Shareholder Services, L.L.C., as Rights Agent (Filed as Exhibit 1).
Exhibit 4.5 (7)	Indenture, dated as of December 23, 1992 by and between Glycomed Incorporated and Chemical Trust Company of California. (Filed as Exhibit 4.3).
Exhibit 4.6 (5)	First Supplement Indenture, dated as of May 18, 1995 by and among the Company, Glycomed Incorporated and Chemical Trust Company of California. (Filed as Exhibit 10.133).
Exhibit 10.246	Amended and Restated License Agreement Between The Salk Institute for Biological Studies and the Company (with certain confidential portions omitted).
Exhibit 99.1	Certification of Principal Executive Officer.
Exhibit 99.2	Certification of Principal Financial Officer.

__________________________________

(1)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Registration Statement on Form S-4 (No. 333-58823) filed on July 9, 1998.
(2)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 1999.
(3)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Registration Statement on Form S-3 (No. 333-12603) filed on September 25, 1996, as amended.
(4)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with, the Registration Statement on Form 8-A/A Amendment No. 1 (No. 0-20720) filed on November 10, 1998.
(5)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Registration Statement on Form S-4 (No. 33-90160) filed on March 9, 1995, as amended.
(6)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Annual Report on Form 10-K for the period ended December 31, 2000.

(7)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Registration Statement on Form S-3 of Glycomed Incorporated (Reg. No. 33-55042) filed on November 25, 1992, as amended.
(8)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Registration Statement on Form S-1 (No. 33-47257) filed on April 16, 1992 as amended.
(9)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Registration Statement on Form 8-A/A Amendment No. 2 (No. 0-20720) filed on December 24, 1998.

ITEM 6. (B)    REPORTS ON FORM 8-K

         The following reports on Form 8-K were filed during the quarter ended June 30, 2002:

Date of Filing   Description
--------------   -----------
April 1, 2002    Item 5 and 7, Other Events  - FDA Approves Avinza(TM)Once-Daily
                                               for Chronic, Moderate to Severe
                                               Pain
                                             - Ligand, Elan Agree on Early
                                               Conversion of $20 Million
                                               Note, Early Exercise of Ligand
                                               Warrants
                                             - Ligand Notifies X-Ceptor That It
                                               Will Extend X-Ceptor Purchase
                                               Option.

April 4, 2002    Item 5 and 7, Other Events  - Sale of Ligand Shares by
                                               Collaborative Partner

April 12, 2002   Item 5 and 7, Other Events  - Lilly, Ligand Extend Research
                                               and Development Collaboration to
                                               Discover and Develop Novel Drugs
                                               for Metabolic Diseases

LIGAND PHARMACEUTICALS INCORPORATED

June 30, 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2002	Ligand Pharmaceuticals Incorporated By: /S/ PAUL V.MAIER Paul V. Maier Senior Vice President, Chief Financial Officer