Form 10-Q
period 2003-03-31
LIGAND PHARMACEUTICALS INC
filed 2003-05-05
CIK 886163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

                                                Mark One

[X] Quarterly Report Pursuant to Section 13 or 15(D) of the
Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003 or

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X]     No [  ]

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X]     No [  ]

        As of April 30, 2003, the registrant had 69,267,262 shares of common stock outstanding.

LIGAND PHARMACEUTICALS INCORPORATED
QUARTERLY REPORT

FORM 10-Q

TABLE OF CONTENTS

COVER PAGE	1
TABLE OF CONTENTS	2
PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
Consolidated Balance Sheets as of March 31, 2003 (unaudited) and December 31, 2002	3
Consolidated Statements of Operations for the three months ended March 31, 2003 (unaudited) and 2002 (unaudited)	4
Consolidated Statements of Cash Flows for the three months ended March 31, 2003 (unaudited) and 2002 (unaudited)	5
Notes to Consolidated Financial Statements (unaudited)	6
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	10
ITEM 3. Quantitative and Qualitative Disclosures about Market Risk	25
ITEM 4. Controls and Procedures	25
PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings	*
ITEM 2. Changes in Securities and Use of Proceeds	*
ITEM 3. Defaults upon Senior Securities	*
ITEM 4. Submission of Matters to a Vote of Security Holders	*
ITEM 5. Other Information	*
ITEM 6. Exhibits and Reports on Form 8-K	26
SIGNATURE	28
CERTIFICATIONS	29

*No information provided due to inapplicability of item.

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

LIGAND PHARMACEUTICALS INCORPORATED
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2003	December 31, 2002

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,979	$42,423
Short-term investments; $9,069 and $8,998 restricted at March 31, 2003 and December 31, 2002, respectively	21,004	21,825
Accounts receivable, net	17,086	12,176
Inventories	5,395	4,841
Other current assets	6,547	7,308

Total current assets	63,011	88,573
Restricted investments	10,741	10,646
Property and equipment, net	9,229	9,672
Aquired technology and product rights, net	145,862	148,546
Other assets	12,333	17,992

	$241,176	$275,429

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,441	$11,979
Accrued liabilites	17,640	16,606
Current portion of defferred revenue	4,637	4,683
Current portion of equipment financing obligations	2,105	2,087

Total current liabilities	37,823	35,355
Long-term debt	155,250	155,250
Long-term portion of deferred revenue	2,709	3,014
Long-term portion of equipment financing obligations	3,707	4,095
Other long-term liabilities	3,664	3,700

Total liabilities	203,153	201,414

Commitments and contingencies (Note 5)
Stockholders’ equity:
Convertible preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued	—	—
Common stock, par value $0.001; 130,000,000 shares authorized, 69,341,104 shares and 71,522,156 shares issued at March 31, 2003 and December 31, 2002, respectively	70	72
Additional paid-in capital	677,561	693,213
Accumulated other comprehensive loss	(61)	(43)
Accumulated deficit	(638,636)	(618,316)

	38,934	74,926
Treasury stock, at cost; 73,842 shares	(911)	(911)

Total stockholders’ equity	38,023	74,015

	$241,176	$275,429

See accompaning notes.

LIGAND PHARMACEUTICALS INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,
	2003	2002
Revenues:
Product sales	$18,928	$13,696
Collaborative research and development and other revenues	4,195	11,190

Total revenues	23,123	24,886

Operating costs and expenses:
Cost of products sold	6,620	4,460
Research and development	16,640	13,115
Selling, general and administrative	12,426	9,658

Total operating costs and expenses	35,686	27,233

Loss from operations	(12,563)	(2,347)

Other income (expense):
Interest income	243	291
Interest expense	(2,682)	(2,252)
Debt conversion expense	—	(2,015)
Other, net	(5,318)	(252)

Total other expense, net	(7,757)	(4,228)

Net loss	$(20,320)	$(6,575)

Basic and diluted per share amounts:
Net loss	$(.29)	$(.10)

Weighted average number of common shares	70,238,438	63,122,905

See accompaning notes.

LIGAND PHARMACEUTICALS INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2003	2002

Operating activities
Net loss	$(20,320)	$(6,575)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of acquired technology and licence rights	2,752	830
Depreciation and amortization of property and equipment	681	794
Amortization of debt discount and issuance costs	194	1,133
Write-off of X-Ceptor purchase right	5,000	—
Equity in loss of affiliate	302	232
Debt conversion expense	—	2,015
Other	70	421
Changes in operating assets and liabilities:
Accounts receivable	(4,910)	1,782
Inventories	(554)	928
Other current assets	760	(799)
Accounts payable and accrued liabilities	6,629	586
Deferred revenue	(351)	(1,488)

Net cash used in operating activities	(9,747)	(141)

Investing activities
Purchases of short-term investments	(331)	(3,122)
Proceeds from sale of short-term investments	1,223	591
Purchases of property and equipment	(238)	(1,495)
Payment for AVINZA® royalty rights	(4,133)	—
Other, net	85	98

Net cash used in investing activities	(3,394)	(3,928)

Financing activities
Principle payments on equipment financing obligations	(621)	(705)
Proceeds from equipment financing arrangements	251	—
(Increase) decrease in restricted investments	(166)	277
Repurchase of common stock	(15,867)	—
Net proceeds from issuance of common stock	136	1,947
Decrease in other long-term liabilities	(36)	—

Net cash (used in) provided by financing activities	(16,303)	1,519

Net decrease in cash and cash equivalents	(29,444)	(2,550)
Cash and cash equivalents at beginning of period	42,423	20,741

Cash and cash equivalents at end of period	$12,979	$18,191

Supplemental disclosure of cash flow information
Interest paid	$132	$2,077
Supplemental schedule of non-cash investing and financing activities
Conversion of zero coupon convertible senior notes to common stock	$—	$86,135
Issuance of common stock for acquired technology	—	5,000
Issuance of common stock for debt conversion incentive	—	2,015

See accompaning notes.

LIGAND PHARMACEUTICALS INCORPORATED

Notes to Consolidated Financial Statements

1.    Basis of Presentation

        The consolidated financial statements of Ligand Pharmaceuticals Incorporated (“Ligand” or the “Company”) for the three months ended March 31, 2003 and 2002 are unaudited. These financial statements reflect all adjustments, consisting of only normal recurring adjustments which, in the opinion of management, are necessary to fairly present the consolidated financial position as of March 31, 2003 and the consolidated results of operations for the three months ended March 31, 2003 and 2002. The results of operations for the period ended March 31, 2003 are not necessarily indicative of the results to be expected for the year ending December 31, 2003. For more complete financial information, these financial statements, and the notes thereto, should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2002 included in the Company’s Annual Report on Form 10-K filed with the SEC.

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

New Accounting Pronouncements. In November 2002, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires certain disclosures about each of the entity’s guarantees. Ligand will apply the recognition provisions of FIN 45 to any guarantees issued after December 31, 2002.

        In December 2002, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 148, Accounting for Stock-Based Compensation, Transition and Disclosure. SFAS No. 148 provides alternative methods of transition for those entities that elect to voluntarily adopt the fair value accounting provisions of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 148 also requires more prominent disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation as well as pro forma disclosure of the effect in interim financial statements. The transition and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure requirements are effective for the first interim period ending after December 15, 2002. Ligand has not elected to adopt the fair value accounting provisions of SFAS No. 123 and therefore the adoption of SFAS No. 148 did not have a material effect on the Company’s results of operations or financial position.

        In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. FIN 46 requires the consolidation of certain variable interest entities by the primary beneficiary of the entity if the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties or if the equity investors lack the characteristics of a controlling financial interest. FIN 46 is effective for variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied in the first interim or annual period beginning after June 15, 2003. Refer to footnote 5 for a discussion of the potential effect of adopting FIN 46 on the Company’s results of operations and financial position.

Loss Per Share. Net loss per share is computed using the weighted average number of common shares outstanding. Basic and diluted net loss per share amounts are equivalent for the periods presented as the inclusion of potential common shares in the number of shares used for the diluted computation would be anti-dilutive.

Accounting for Stock-Based Compensation. The Company accounts for stock-based compensation in accordance with Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation.

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

	Three Months ended March 31,

	2003	2002

Net loss as reported	$(20,320)	$(6,575)
Net loss pro forma	(21,872)	(8,025)
Net loss per share as reported	(0.29)	(0.10)
Net loss per share pro forma	(0.31)	(0.13)

        The fair value for these options was estimated at the dates of grant using the Black-Scholes option valuation model with the following weighted-average assumptions:

	Three Months ended March 31,

	2003	2002

Risk free interest rate	2.80%	4.75%
Dividend yield	—	—
Volatility	77%	70%
Weighted average expected life	5 years	5 years

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

Inventories. Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Inventories consist of the following (in thousands):

	March 31, 2003	December 31, 2002

Raw materials	$684	$65
Work-in-process	2,824	2,914
Finished goods	1,887	1,862

	$5,395	$4,841

Other Assets. Other assets consist of the following (in thousands):

	March 31, 2003	December 31, 2002

Debt issue costs, net	$4,879	$5,073
Payment to extend X-Ceptor purchase right (Note 4)	—	5,000
Prepaid royalty buyout, net	3,060	3,128
Deferred rent	2,899	2,966
Equity investment in X-Ceptor	963	1,265
Other	532	560

	$12,333	$17,992

Accrued Liabilities. Accrued liabilities consist of the following (in thousands):

	March 31, 2003	December 31, 2002

Allowances for product returns, sales incentive, rebates and chargebacks (1)	$6,485	$4,820
AVINZA® royalty rights	—	4,133
Royalties	2,812	2,505
Compensation	3,189	2,338
Interest	3,209	880
Other	1,945	1,930

	$17,640	$16,606

(1)  "Allowances for product returns, sales incentives, rebates and chargebacks" was netted against "Accounts receivable" in the Company's prior Consolidated Balance Sheets.

Comprehensive Loss. Comprehensive loss represents net loss adjusted for the change during the periods presented in unrealized gains and losses on available-for-sale securities less reclassification adjustments for realized gains or losses included in net loss, as well as foreign currency translation adjustments. The accumulated unrealized gains or losses are reported as accumulated other comprehensive loss as a separate component of stockholders’ equity. Comprehensive loss is as follows (in thousands):

	Three Months ended March 31,

	2003	2002

Comprehensive loss	$20,338	$6,638

Reclassifications. Certain reclassifications have been made to amounts included in the prior period's financial statements to conform to the current period presentation.

2. Repurchase of Elan Shares

        In connection with the November 2002 restructuring of the Company’s AVINZA® license and supply agreement with Elan Corporation, plc (“Elan”), the Company agreed to repurchase approximately 2.2 million Ligand common shares held by an affiliate of Elan for $9.00 a share. The difference between the $9.00 purchase price and the public price of the shares at the time the agreement was signed, approximately $4.1 million, was treated as an additional component of the price paid for the reduced AVINZA® royalty rate under the restructured license and supply agreement. The shares were repurchased and retired in February 2003. Following the retirement of these shares, Elan owns approximately 17.7% of Ligand’s issued and outstanding common shares.

        In addition, Elan agreed to a 6-month lock-up period on 11.8 million of its remaining 12.2 million Ligand shares. Ligand has agreed to changes to Elan’s registration rights to facilitate an orderly distribution of its shares after the lock-up period.

3. AVINZA® Co-promotion

        In February 2003, Ligand and Organon Pharmaceuticals USA Inc. (“Organon”) announced that they had entered into an agreement for the co-promotion of AVINZA®. Under the terms of the agreement, Organon committed to a specified minimum number of primary and secondary product calls delivered to certain high prescribing physicians and hospitals beginning in April 2003. In exchange, Ligand will pay Organon a percentage of AVINZA® net sales based on the following schedule:

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

4. Option to Acquire X-Ceptor Therapeutics, Inc.

        Under a 1999 investment agreement with X-Ceptor Therapeutics, Inc. (“X-Ceptor”), Ligand maintained the right to acquire all of the outstanding stock of X-Ceptor not held by Ligand at June 30, 2002, or to extend the purchase right for 12 months by providing additional funding of $5.0 million. In April 2002, Ligand informed X-Ceptor that it was extending its purchase right. The $5.0 million paid to X-Ceptor in July 2002 was carried as an asset until March 2003, when Ligand informed X-Ceptor that it would not exercise the purchase right. The $5.0 million purchase right was written-off in March 2003 and is included in “Other, net” expense in the accompanying Consolidated Statement of Operations.

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

        In accordance with existing accounting standards, the lease is treated as an operating lease for financial reporting purposes. In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. FIN 46 requires the consolidation of certain variable interest entities by the primary beneficiary of the entity if the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties or if the equity investors lack the characteristics of a controlling financial interest. For variable interest entities created prior to February 1, 2003, the consolidation requirements of FIN 46 must be applied in the Company’s third quarter of 2003. Ligand is in the process of determining whether the LLC will have to be consolidated under FIN 46. If Ligand was required to consolidate the LLC, the Company’s consolidated balance sheet as of March 31, 2003 would reflect additional property and equipment of $13.1 million and additional debt of $12.7 million. The impact of such treatment on the Company’s operating results would not be significant.

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

        We currently market five products in the United States: AVINZA®, for the relief of chronic, moderate to severe pain; ONTAK®, for the treatment of patients with persistent or recurrent cutaneous T-cell lymphoma (or CTCL); Targretin® capsules and Targretin® gel, for the treatment of CTCL in patients who are refractory to at least one prior systemic therapy; and Panretin® gel, for the treatment of Kaposi’s sarcoma in AIDS patients. AVINZA® was approved by the Food and Drug Administration (or FDA) in March 2002 and subsequently launched in the U.S. in June 2002. In Europe, we have marketing authorizations for Panretin® gel and Targretin® capsules and are currently marketing these products under arrangements with local distributors. In April 2003, we withdrew our ONZAR™ (ONTAK® in the U.S.) marketing authorization application in Europe for our first generation product. It was our assessment that the cost of the additional clinical and technical information requested by the European Agency for the Evaluation of Medicinal Products (or EMEA) for the first generation product would be better spent on acceleration of the second generation ONTAK® development. We expect to resubmit the ONZAR™ application with the second generation product in 2004 or early 2005.

        We are currently involved in the research phase of research and development collaborations with Eli Lilly and Company (or Lilly) and TAP Pharmaceutical Products Inc. (or TAP). Collaborations in the development phase are being pursued by Abbott Laboratories, Allergan, Inc., GlaxoSmithkline, Organon, Pfizer and Wyeth. We receive funding during the research phase of the arrangements and milestone and royalty payments as products are developed and marketed by our corporate partners. In addition, in connection with some of these collaborations, we received non-refundable up-front payments. As of March 31, 2003, we had deferred revenue of $1.2 million resulting from an up-front payment received under our collaboration agreement with TAP. This amount is being amortized as revenue over the service period of the agreement which runs from June 2001 to June 2004.

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

Recent Developments

        In February 2003, we announced that we had entered into an agreement for the co-promotion of AVINZA® with Organon Pharmaceuticals USA Inc. (or Organon). Under the terms of the agreement, Organon committed to specified numbers of primary and secondary product calls delivered to high prescribing physicians and hospitals. In exchange, we will pay Organon a percentage of AVINZA® net sales based on the following schedule:

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

Results of Operations

        Total revenues for the first quarter of 2003 were $23.1 million compared to $24.9 million for the first quarter of 2002. Net loss for the first quarter of 2003 of $20.3 million, or $0.29 per share, compares to net loss of $6.6 million, or $0.10 per share for the first quarter of 2002. Loss from operations for the first quarter of 2003 of $12.6 million compares to $2.3 million for the 2002 period.

Product Sales

        Product sales for the first quarter of 2003 were $18.9 million compared to $13.7 million for the first quarter of 2002, an increase of 38.2%. Product revenue in 2003 includes sales of $6.6 million for AVINZA®, which was launched in the U.S. in June 2002. The increase in first quarter 2003 AVINZA® sales relative to the prior quarters’ sales is due to increasing prescriptions and additional retail pharmacy and wholesaler stocking in advance of promotional activity by our co-promotion partner, Organon, which started in March 2003. We expect AVINZA® prescriptions to continue to increase during the remainder of 2003 as a result of the incremental sales representatives now promoting the product. Any resulting increases in shipments and sales to our wholesaler customers, however, may depend on the level and timing of any such increases in AVINZA® prescriptions and the expansion of retail distribution.

        Excluding AVINZA®, sales of our in-line products for the first quarter of 2003 were $12.3 million compared to $13.7 million in 2002. Sales of ONTAK® were $7.1 million in the first quarter of 2003 compared to $8.6 million in the first quarter of 2002. Sales of Targretin® capsules were $3.6 million in the first quarter of 2003 compared to $3.8 million in the first quarter of 2002. Sales of Targretin® gel and Panretin® gel increased to $1.5 million in the first quarter of 2003 compared to $1.3 million in 2002. Sales of both ONTAK® and Targretin® capsules in 2003 benefited from increased patient demand over the prior year quarter and the effect of 2002 price increases. The quarter over quarter comparison, however, is negatively impacted by additional sales in the first quarter of 2002 from the initiation of wholesaler stocking of ONTAK®.

        Our product sales for any individual quarter can be influenced by a number of factors including changes in demand for a particular product, the level and nature of promotional activity, the timing of announced price increases, and wholesaler inventory practices. We expect that product sales will increase in 2003 due primarily to higher sales of AVINZA®, which will be promoted for an entire year and will benefit from our co-promotion arrangement with Organon. We also continue to expect that demand for and sales of ONTAK® and Targretin® capsules will increase when and as further data is obtained from ongoing expanded-use clinical trials and the initiation of new expanded-use trials. The level and timing of any such increases, however, are influenced by a number of factors including the accrual of patients and overall progress of clinical trials that are managed by third parties.

        Excluding AVINZA®, our products are small-volume specialty pharmaceutical products that address the needs of cancer patients in relatively small niche markets with substantial geographical fluctuations in demand. To ensure patient access to our drugs, we maintain broad distribution capabilities with inventories held at approximately 125 locations throughout the United States. Furthermore, the purchasing and stocking patterns of our wholesaler customers are influenced by a number of factors that vary with each product. These factors include, but are not limited to, overall level of demand, periodic promotions, required minimum shipping quantities and wholesaler competitive initiatives. As a result, the level of product in the distribution channel may average from two to six months’ worth of projected inventory usage. If any or all of our major distributors decide to substantially reduce the inventory they carry in a given period, our sales for that period could be substantially lower than historical levels.

Collaborative Research and Development and Other Revenues

        Collaborative research and development and other revenues for the quarter ended March 31, 2003 were $4.2 million compared to $11.2 million for the quarter ended March 31, 2002. A comparison of collaborative research and development and other revenues is as follows (in thousands):

	Quarter ended March 31,

	2003	2002

Collaborative research and development	$4,117	$5,113
Royalty sale	—	6,000
Other	78	77

	$4,195	$11,190

        Collaborative research and development revenue includes reimbursement for ongoing research activities, earned development milestones and recognition of prior years’ up-front fees previously deferred in accordance with Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements. Royalty sale revenue represents the sale to third parties of rights and options to future royalties we may earn from the sale of products now in development with our collaborative partners.

        The decrease in collaborative research and development revenue in 2003 compared to 2002 is due to lower funding from our collaborative research arrangement with Lilly, which contributed $1.4 million to revenue in the first quarter of 2003 compared to $2.3 million in the first quarter of 2002. The initial research term of the Lilly collaboration was extended for one year in November 2002 at a lower level of ongoing research funding. Revenue from up-front fees, which are recognized over the initial contract period during which we provide research services, also decreased from $1.5 million in 2002 to $0.4 million in 2003 due to the completion of the initial research phase of the Lilly collaboration in November 2002 and the termination of the research phase of our collaboration arrangement with Organon in February 2002. These decreases were partially offset by a net $1.1 million development milestone earned from Lilly in the first quarter of 2003. There were no development milestones earned in the first quarter of 2002.

        Royalty sale represents revenue earned from the sale to Royalty Pharma AG of rights to future royalties from certain collaborative partners’ net sales of three selective estrogen receptor modulator (SERM) products. These products are now in Phase III clinical development. Royalty Pharma acquired the rights to 0.25% of such product net sales in the first quarter of 2002 and an additional 0.4375% of product net sales through the exercise of options in subsequent quarters in 2002. Royalty Pharma holds options to acquire an additional 0.875% of net sales including individual options for $12.5 million to acquire 0.25% of net sales in each of the third and fourth quarters of 2003.

Gross Margin

        Gross margin on product sales was 65.0% for the first quarter of 2003 compared to 67.4% for the first quarter of 2002. The decrease in the margin in 2003 is due to sales of AVINZA®, which was launched in June 2002. AVINZA® cost of product sold includes the amortization of license and royalty rights capitalized in connection with the restructuring of our AVINZA® license and supply agreement in November 2002. The total amount of capitalized license and royalty rights, $114.4 million, is being amortized to cost of product sold on a straight-line basis over 15 years. Given the fixed level of amortization of the capitalized AVINZA® license and royalty rights, we expect the AVINZA® gross margin percentage to increase as sales of AVINZA® increase. The decrease in the gross margin percentage due to AVINZA® is partially offset by a lower contractual royalty rate on sales of ONTAK® in 2003 compared to 2002.

Research and Development Expenses

        Research and development expenses were $16.6 million in the first quarter of 2003 compared to $13.1 million for the first quarter of 2002. The increase in 2003 is due to higher development funding of Phase III clinical trials for Targretin® capsules in non-small cell lung cancer (or NSCLC) as additional patients are accrued under these ongoing studies. This increase was partially offset by decreased research efforts on our collaboration programs due to lower research funding under our arrangements with Lilly and Organon, the research phase of which concluded in February 2002 and lower expenses on post-marketing regulatory commitments. The major components of research and development expenses are as follows (in thousands):

	Quarter Ended March 31,
Research	2003	2002
Research performed under collaboration agreements	$2,914	$4,190
Internal research programs	2,861	2,337

Total research	5,775	6,527

Development
New product development	8,762	3,173
Existing product support (1)	2,103	3,415

Total development	10,865	6,588

Total research and development	$16,640	$13,115

        (1)  Includes costs incurred to comply with U.S. post-marketing regulatory commitments.

        We expect research and development expenses to increase further during 2003 as additional patients are accrued under the Phase III clinical trials of Targretin® capsules in non-small cell lung cancer.

        A summary of our significant internal research and development programs is as follows:

Program	Disease/Indication	Development Phase
AVINZA®	Chronic, moderate-to-severe pain	Marketed in U.S. Phase IIIB/IV
ONTAK®	CTCL Chronic lymphocytic leukemia B-cell Non-Hodgkin’s lymphoma Psoriasis (severe) Peripheral T-cell lymphoma	Marketed in U.S. Phase II Phase II Phase II Planned Phase II
Targretin®capsules	CTCL NSCLC first-line NSCLC monotherapy Advanced breast cancer Psoriasis (moderate to severe) Renal cell cancer	Marketed in U.S. and Europe Phase III Planned Phase II/III Phase II Phase II Phase II
Targretin® gel	CTCL Hand dermatitis(eczema) Psoriasis	Marketed in U.S. Phase II Phase II
Panretin® gel	Kaposi's sarcoma	Marketed in U.S. and Europe
Panretin®capsules	Kaposi's sarcoma Bronchial metaplasia	Phase II Phase II
LGD1550 (RAR agonist)	Advanced cancers Acne Psoriasis	Phase II Pre-clinical Pre-clinical
LGD1331 (Androgen antagonist)	Prostate cancer, hirsutism, acne, androgenetic alopecia	Pre-clinical
Glucocorticoid agonists	Inflammation, cancer	Pre-clinical
Mineralocorticoid receptor modulators	Congestive heart failure, hypertension	Research

        We do not provide forward-looking estimates of costs and time to complete our ongoing research and development projects, as such estimates would involve a high degree of uncertainty. Uncertainties include, but are not limited to, our ability to predict the outcome of complex research, our ability to predict the results of clinical studies, regulatory requirements placed upon us by regulatory authorities such as the FDA and the EMEA, our ability to predict the decisions of our collaborative partners, our ability to fund research and development programs, competition from other entities of which we may become aware in future periods, predictions of market potential from products that may be derived from our research and development efforts, and our ability to recruit and retain personnel or third-party research organizations with the necessary knowledge and skills to perform certain research. Refer to the “Risks and Uncertainties” section for additional discussion of the uncertainties surrounding our research and development initiatives.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses were $12.4 million for the first quarter of 2003 compared to $9.7 million for the first quarter of 2002. The increase in 2003 is primarily due to higher advertising and promotion expenses for AVINZA® which was launched in June 2002 and costs associated with additional Ligand sales representatives hired to promote AVINZA®. Selling, general and administrative expenses are expected to continue to increase throughout 2003 as a result of increased selling and marketing activities for AVINZA® which will be promoted on a broader scale and by a significantly larger sales force as a result of our co-promotion agreement with Organon. Under the co-promotion agreement, we and Organon will share equally all costs for AVINZA® advertising and promotion, medical affairs and clinical trials.

Other Expenses, Net

        Other expenses, net were $7.8 million for the first quarter of 2003 compared to $4.2 million for the first quarter of 2002. Other expenses in the 2003 period include the write-off of a $5.0 million one-time payment made in July 2002 to X-Ceptor Therapeutics, Inc. (or X-Ceptor) to extend Ligand’s right to acquire the outstanding stock of X-Ceptor not already held by Ligand. In March 2003, we informed X-Ceptor that we would not exercise the purchase right. Other expenses in the first quarter of 2002 include debt conversion expense of $2.0 million incurred in connection with the early conversion of $20.0 million in issue price of zero coupon convertible senior notes into common stock.

        Interest expense increased to $2.7 million for the first quarter of 2003 compared to $2.3 million for the first quarter of 2002. The 2003 expense primarily represents interest on the $155.3 million of 6% convertible subordinated notes that we issued in November 2002. The 2002 expense represents interest on the $20.0 million in issue price of zero coupon convertible senior notes that was converted into common stock in March 2002 and interest on our outstanding $50.0 million face value of convertible subordinated debentures that was redeemed in June 2002.

Liquidity and Capital Resources

        We have financed our operations through private and public offerings of our equity securities, collaborative research and development and other revenues, issuance of convertible notes, product sales, capital and operating lease transactions, equipment financing arrangements and investment income.

        At March 31, 2003, working capital was $25.2 million compared to working capital of $53.2 million at December 31, 2002. Cash, cash equivalents, short-term investments, and restricted investments totaled $44.7 million at March 31, 2003 compared to $74.9 million at December 31, 2002. We primarily invest our cash in United States government and investment grade corporate debt securities.

        Operating activities used cash of $9.7 million for the three months ended March 31, 2003 compared to $0.1 million for the three months ended March 31, 2002. Operating cash flow in 2003 compared to the prior year period reflects increased product sales driven by AVINZA®, which was launched in June 2002. Operating cash was negatively impacted, however, by higher development expenses to fund clinical trials of our existing products in new indications including Phase III registration trials for Targretin® capsules in non-small cell lung cancer, and higher selling and marketing expenses for AVINZA®. Cash flows for the first quarter of 2002 also reflect $6.0 million in cash received in connection with the sale to Royalty Pharma AG of rights to future royalties from certain collaborative partner’s net sales of three selective estrogen receptor modulator (SERM) products.

        Investing activities used cash of $3.4 million for the three months ended March 31, 2003 compared to $3.9 million for the three months ended March 31, 2002. The use of cash in 2003 reflects a $4.1 million payment to Elan in connection with the November 2002 restructuring of the AVINZA® license and supply agreement, partially offset by net proceeds of $0.9 million from the sale of short-term investments. Cash used for investing activities in 2002 reflects the net purchase of short-term investments of $2.5 million and capital expenditures of $1.5 million.

        Financing activities used cash of $16.3 million for the three months ended March 31, 2003 and provided cash of $1.5 million for the three months ended March 31, 2002. The use of cash in 2003 reflects the $15.9 million repurchase of approximately 2.2 million shares of our outstanding common stock held by an affiliate of Elan in connection with a November 2002 share repurchase agreement. Cash provided from financing activities in 2002 includes approximately $1.0 million from the exercise of employee stock options and $0.9 million from the exercise of a warrant held by Elan in connection with the conversion of zero coupon convertible senior notes partially offset by payments of $0.7 million on equipment financing arrangements.

        Certain of our property and equipment is pledged as collateral under various equipment financing arrangements. As of March 31, 2003, $5.8 million was outstanding under such arrangements with $2.1 million classified as current. Our equipment financing arrangements have terms of three to five years with interest ranging from 4.75% to 10.66%

        We expect operating cash flows to benefit in 2003 from increased product sales driven by AVINZA®. Operating cash will be negatively impacted, however, by higher development expenses to fund clinical trials of our existing products in new indications including Phase III registration trials for Targretin® capsules in non-small cell lung cancer, and higher selling and marketing expenses on AVINZA®. Additionally, we are required to pay interest of approximately $9.3 million in 2003 on the $155.3 million in 6% convertible subordinated notes issued in November 2002. Of the net proceeds from issuance of the 6% convertible subordinated notes, $18.0 million was invested in U.S. government securities and placed with a trustee to pay the first four scheduled interest payments. These investments are presented as restricted investments in our consolidated balance sheet.

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

        In accordance with existing accounting standards, the lease is treated as an operating lease for financial reporting purposes. In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. FIN 46 requires the consolidation of certain variable interest entities by the primary beneficiary of the entity if the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties or if the equity investors lack the characteristics of a controlling financial interest. For variable interest entities created prior to February 1, 2003, the consolidation requirements of FIN 46 must be applied in the Company’s third quarter of 2003. We are in the process of determining whether the LLC will have to be consolidated under FIN 46. If we were required to consolidate the LLC, however, our consolidated balance sheet as of March 31, 2003 would reflect additional property and equipment of $13.1 million and additional debt of $12.7 million. The impact of such treatment on our operating results would not be significant.

        As of March 31, 2003, future minimum payments, including interest, due under our contractual lease obligations are as follows (in thousands):

	Payments Due by Period
	Total	1 year	2-3 years	4-5 years	After 5 years
Capital lease obligations	$6,299	$2,616	$3,274	$409	$—
Operating leases	37,757	3,045	6,267	6,212	22,233

Total contractual lease obligations	$44,056	$5,661	$9,541	$6,621	$22,233

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

Critical Accounting Policies

        Certain of our accounting policies require the application of management judgement in making estimates and assumptions that affect the amounts reported in the consolidated financial statements and disclosures made in the accompanying notes. Those estimates and assumptions are based on historical experience and various other factors deemed to be applicable and reasonable under the circumstances. The use of judgement in determining such estimates and assumptions is by nature, subject to a degree of uncertainty. Accordingly, actual results could differ from the estimates made. Accordingly, actual results could differ from the estimates made. Management believes there have been no material changes during the three-month period ended March 31, 2003 to the critical accounting policies reported in the Management’s Discussion and Analysis section of our annual report on Form 10-K for the year ended December 31, 2002.

New Accounting Pronouncements

        In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires certain disclosures about each of the entity’s guarantees. We will apply the recognition provisions of FIN 45 to guarantees issued after December 31, 2002.

        In December 2002, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 148, Accounting for Stock-Based Compensation, Transition and Disclosure. SFAS No. 148 provides alternative methods of transition for those entities that elect to voluntarily adopt the fair value accounting provisions of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 148 also requires more prominent disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation as well as pro forma disclosure of the effect in interim financial statements. The transition and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure requirements are effective for the first interim period ending after December 15, 2002. We have not elected to adopt the fair value accounting provisions of SFAS No. 123 and therefore the adoption of SFAS No. 148 did not have a material effect on our results of operations or financial position.

        In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. FIN 46 requires the consolidation of certain variable interest entities by the primary beneficiary of the entity if the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties or if the equity investors lack the characteristics of a controlling financial interest. FIN 46 is effective for variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied in the first interim or annual period beginning after June 15, 2003. Refer to footnote 5 of our Notes to Consolidated Financial Statements for a discussion of the potential effect of adopting FIN 46 on our results of operations and financial position.

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

        We were founded in 1987. We have incurred significant losses since our inception. At March 31, 2003, our accumulated deficit was approximately $639 million. To date, we have received the majority of our revenues from our collaborative arrangements and only began receiving revenues from the sale of pharmaceutical products in 1999. To become profitable, we must successfully develop, clinically test, market and sell our products. Even if we achieve profitability, we cannot predict the level of that profitability or whether we will be able to sustain profitability. We expect that our operating results will fluctuate from period to period as a result of differences in when we incur expenses and receive revenues from product sales, collaborative arrangements and other sources. Some of these fluctuations may be significant.

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

        In addition, the manufacturing and marketing of approved products is subject to extensive government regulation, including by the FDA, Drug Enforcement Agency (or DEA) and state and other territorial authorities. The FDA administers processes to assure that marketed products are safe, effective, consistently of uniform, high quality and marketed only for approved indications. For example, while our products are prescribed legally by some physicians for unapproved uses, we may not market our products for such uses. Failure to comply with applicable regulatory requirements can result in sanctions up to the suspension of regulatory approval as well as civil and criminal sanctions.

We face substantial competition which may limit our revenues.

        Some of the drugs that we are developing and marketing will compete with existing treatments. In addition, several companies are developing new drugs that target the same diseases that we are targeting and are taking IR-related and STAT-related approaches to drug development. The principal products competing with our products targeted at the cutaneous t-cell lymphoma market are Supergen/Abbott’s Nipent and interferon, which is marketed by a number of companies, including Schering-Plough’s Intron A. Products that will compete with AVINZA® include Purdue Pharma L.P.‘s OxyContin and MS Contin, Janssen Pharmaceutical Products, L.P.‘s Duragesic, Elan’s Oramorph SR and Faulding’s Kadian, each of which is currently marketed. Many of our existing or potential competitors, particularly large drug companies, have greater financial, technical and human resources than us and may be better equipped to develop, manufacture and market products. Many of these companies also have extensive experience in preclinical testing and human clinical trials, obtaining FDA and other regulatory approvals and manufacturing and marketing pharmaceutical products. In addition, academic institutions, governmental agencies and other public and private research organizations are developing products that may compete with the products we are developing. These institutions are becoming more aware of the commercial value of their findings and are seeking patent protection and licensing arrangements to collect payments for the use of their technologies. These institutions also may market competitive products on their own or through joint ventures and will compete with us in recruiting highly qualified scientific personnel.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        At March 31, 2003, our investment portfolio included fixed-income securities of $11.9 million. These securities are subject to interest rate risk and will decline in value if interest rates increase. This risk is mitigated, however, due to the conservative nature of our investments and relatively short effective maturities of the debt instruments in our investment portfolio. Accordingly, an immediate 10% change in interest rates would have no material impact on our financial condition, results of operations or cash flows. Declines in interest rates over time will, however, reduce our interest income.

        We do not have a significant level of transactions denominated in currencies other than U.S. dollars and as a result we have limited foreign currency exchange rate risk. The effect of an immediate 10% change in foreign exchange rates would have no material impact on our financial condition, results of operations or cash flows.

ITEM 4. CONTROLS AND PROCEDURES

        (a) Evaluation of disclosure controls and procedures. An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company's disclosure controls and procedures within 90 days before the filing date of this quarterly report. Based on their evaluation as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that material information required to be disclosed by the Company, including its consolidated subsidiaries, in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

        (b) Changes in internal controls. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

PART II.   OTHER INFORMATION
ITEM 6. (A)   EXHIBITS

Exhibit 3.1 (1)	Amended and Restated Certificate of Incorporation of the Company (Filed as Exhibit 3.2).
Exhibit 3.2 (1)	Bylaws of the Company, as amended (Filed as Exhibit 3.3).
Exhibit 3.3 (2)	Amended Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Company.
Exhibit 3.5 (5)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company dated June 14, 2000.
Exhibit 4.1 (6)	Specimen stock certificate for shares of Common Stock of the Company.
Exhibit 4.2 (3)	Preferred Shares Rights Agreement, dated as of September 13, 1996, by and between the Company and Wells Fargo Bank, N.A. (Filed as Exhibit 10.1)
Exhibit 4.3 (4)	Amendment to Preferred Shares Rights Agreement, dated as of November 9, 1998, between the Company and ChaseMellon Shareholder Services, L.L.C., as Rights Agent (Filed as Exhibit 99.1).
Exhibit 4.4 (7)	Second Amendment to the Preferred Shares Rights Agreement, dated as of December 23, 1998, between the Company and ChaseMellon Shareholder Services, L.L.C., as Rights Agent (Filed as Exhibit 1).
Exhibit 4.7 (8)	Fourth Amendment to the Preferred Shares Rights Agreement and Certification of Compliance with Section 27 Thereof, dated as of October 3, 2002, between the Company and Mellon Investor Services LLC, as Rights Agent.
Exhibit 4.8 (9)	Registration Rights Agreement dated November 26, 2002 between Ligand Pharmaceuticals Incorporated and UBS Warburg LLC. (Filed as Exhibit 4.2)
Exhibit 10.256	Co-Promotion Agreement, dated January 1, 2003, by and between the Company and Organon Pharmaceuticals USA Inc. (with certain confidential portions omitted).
Exhibit 99.1	Certification by Principal Executive Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002.
Exhibit 99.2	Certification by Principal Financial Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002.

__________________________________

(1)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Registration Statement on Form S-4 (No. 333-58823) filed on July 9, 1998.
(2)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 1999.
(3)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Registration Statement on Form S-3 (No. 333-12603) filed on September 25, 1996, as amended.
(4)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with, the Registration Statement on Form 8-A/A Amendment No. 1 (No. 0-20720) filed on November 10, 1998.
(5)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Annual Report on Form 10-K for the period ended December 31, 2000.
(6)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Registration Statement on Form S-1 (No. 33-47257) filed on April 16, 1992 as amended.

(7)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Registration Statement on Form 8-A/A Amendment No. 2 (No. 0-20720) filed on December 24, 1998.
(8)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2002.
(9)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Registration Statement on Form S-3 (no. 333-102483) filed on January 13, 2003, as amended.

ITEM 6. (B)    REPORTS ON FORM 8-K

         The following reports on Form 8-K were filed during the quarter ended March 31, 2003:

Date of Filing	Description
February 25, 2003	Item 5 and 7, Other Events	— —	Organon, Ligand to Co-Promote AVINZA®, First True Once-Daily Opioid for Chronic, Moderate-to-Severe Pain Total Revenues for the Year Increase 27%, Per Share Loss Decreases 35%

LIGAND PHARMACEUTICALS INCORPORATED

March 31, 2003

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 5, 2003	Ligand Pharmaceuticals Incorporated By: /S/ PAUL V.MAIER Paul V. Maier Senior Vice President, Chief Financial Officer

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

        5.  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                 a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                 b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.  The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   May 5, 2003

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

        5.  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                 a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                 b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.  The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   May 5, 2003

/S/PAUL V. MAIER
Paul V. Maier
Senior Vice President, Chief Financial Officer