Form 10-Q
period 2003-06-30
LIGAND PHARMACEUTICALS INC
filed 2003-08-13
CIK 886163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

                                                Mark One

[X] Quarterly Report Pursuant to Section 13 or 15(D) of the
Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003 or

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

        As of July 31, 2003, the registrant had 69,355,579 shares of common stock outstanding.

LIGAND PHARMACEUTICALS INCORPORATED
QUARTERLY REPORT

FORM 10-Q

TABLE OF CONTENTS

COVER PAGE	1
TABLE OF CONTENTS	2
PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
Consolidated Balance Sheets as of June 30, 2003 (unaudited) and December 31, 2002	3
Consolidated Statements of Operations for the three and six months ended June 30, 2003 (unaudited) and 2002 (unaudited)	4
Consolidated Statements of Cash Flows for the six months ended June 30, 2003 (unaudited) and 2002 (unaudited)	5
Notes to Consolidated Financial Statements (unaudited)	6
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	10
ITEM 3. Quantitative and Qualitative Disclosures about Market Risk	27
ITEM 4. Controls and Procedures	27
PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings	*
ITEM 2. Changes in Securities and Use of Proceeds	*
ITEM 3. Defaults upon Senior Securities	*
ITEM 4. Submission of Matters to a Vote of Security Holders	28
ITEM 5. Other Information	*
ITEM 6. Exhibits and Reports on Form 8-K	29
SIGNATURE	31

*No information provided due to inapplicability of item.

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

LIGAND PHARMACEUTICALS INCORPORATED
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2003	December 31, 2002

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$24,248	$42,423
Short-term investments; $9,275 and $8,998 restricted at June 30, 2003 and December 31, 2002, respectively	17,595	21,825
Accounts receivable, net (Note 2)	7,689	12,176
Inventories	4,806	4,841
Other current assets	2,635	7,308

Total current assets	56,973	88,573
Restricted investments	6,204	10,646
Property and equipment, net	8,843	9,672
Aquired technology and product rights, net	143,194	148,546
Other assets	11,718	17,992

	$226,932	$275,429

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,819	$11,979
Accrued liabilites	18,319	16,606
Current portion of deferred revenue	4,126	4,683
Current portion of equipment financing obligations	1,890	2,087

Total current liabilities	35,154	35,355
Long-term debt	155,250	155,250
Long-term portion of deferred revenue	2,430	3,014
Long-term portion of equipment financing obligations	3,403	4,095
Other long-term liabilities	3,638	3,700

Total liabilities	199,875	201,414

Commitments and contingencies (Note 6)
Stockholders’ equity:
Convertible preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued	—	—
Common stock, par value $0.001; 130,000,000 shares authorized, 69,417,707 shares and 71,522,156 shares issued at June 30, 2003 and December 31, 2002, respectively	70	72
Additional paid-in capital	678,577	693,213
Accumulated other comprehensive loss	(46)	(43)
Accumulated deficit	(650,633)	(618,316)

	27,968	74,926
Treasury stock, at cost; 73,842 shares	(911)	(911)

Total stockholders’ equity	27,057	74,015

	$226,932	$275,429

See accompaning notes.

LIGAND PHARMACEUTICALS INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002

Revenues:
Product sales	$25,187	$10,465	$44,115	$24,160
Collaborative research and development and other revenues	3,939	8,701	8,135	19,891

Total revenues	29,126	19,166	52,250	44,051

Operating costs and expenses:
Cost of product sold	7,766	4,681	14,386	9,141
Research and development	16,859	13,681	33,499	26,797
Selling, general and administrative	13,571	10,279	25,998	19,935

Total operating costs and expenses	38,196	28,641	73,883	55,873

Loss from operations	(9,070)	(9,475)	(21,633)	(11,822)

Other income (expense):
Interest income	140	372	383	663
Interest expense	(2,688)	(2,814)	(5,370)	(5,066)
Debt conversion expense	—	—	—	(2,015)
Other, net	(379)	(329)	(5,697)	(581)

Total other expense, net	(2,927)	(2,771)	(10,684)	(6,999)

Net loss	$(11,997)	$(12,246)	$(32,317)	$(18,821)

Basic and diluted per share amounts:
Net loss	$(.17)	$(.17)	$(.46)	$(.28)

Weighted average number of common shares	69,275	70,413	69,754	68,196

See accompaning notes.

LIGAND PHARMACEUTICALS INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2003	2002

Operating activities
Net loss	$(32,317)	$(18,821)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of acquired technology and license rights	5,488	1,708
Depreciation and amortization of property and equipment	1,274	1,635
Amortization of debt discount and issuance costs	405	3,139
Write-off of X-Ceptor purchase right	5,000	—
Equity in loss of affiliate	572	564
Debt conversion expense	—	2,015
Other	547	823
Changes in operating assets and liabilities:
Accounts receivable, net (Note 2)	4,487	(6,063)
Inventories	35	1,451
Other current assets	4,673	(528)
Accounts payable and accrued liabilities	4,686	1,020
Deferred revenue	(1,141)	1,033

Net cash used in operating activities	(6,291)	(12,024)

Investing activities
Purchases of short-term investments	(499)	(3,014)
Proceeds from sale of short-term investments	5,004	2,492
Purchases of property and equipment	(445)	(2,171)
Payment for AVINZA® royalty rights	(4,133)	—
Other, net	150	67

Net cash used in investing activities	77	(2,626)

Financing activities
Principle payments on equipment financing obligations	(1,140)	(1,443)
Proceeds from equipment financing arrangements	251	453
Decrease in restricted investments	4,167	181
Repurchase of common stock	(15,867)	—
Net proceeds from issuance of common stock	690	69,805
Decrease in other long-term liabilities	(62)	—
Repayment of long-term debt	—	(50,000)

Net cash (used in)provided by financing activities	(11,961)	18,996

Net (decrease)increase in cash and cash equivalents	(18,175)	4,346
Cash and cash equivalents at beginning of period	42,423	20,741

Cash and cash equivalents at end of period	$24,248	$25,087

Supplemental disclosure of cash flow information
Interest paid	$4,664	$3,792
Supplemental schedule of non-cash investing and financing activities
Conversion of zero coupon convertible senior notes to common stock	$—	$86,135
Issuance of common stock for acquired technology	—	5,000
Issuance of common stock for debt conversion incentive	—	2,015

See accompaning notes.

LIGAND PHARMACEUTICALS INCORPORATED

Notes to Consolidated Financial Statements

1.    Basis of Presentation

        The consolidated financial statements of Ligand Pharmaceuticals Incorporated (“Ligand” or the “Company”) for the three and six months ended June 30, 2003 and 2002 are unaudited. These financial statements reflect all adjustments, consisting of only normal recurring adjustments which, in the opinion of management, are necessary to fairly present the consolidated financial position as of June 30, 2003 and the consolidated results of operations for the three and six months ended June 30, 2003 and 2002. The results of operations for the period ended June 30, 2003 are not necessarily indicative of the results to be expected for the year ending December 31, 2003. For more complete financial information, these financial statements, and the notes thereto, should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2002 included in the Company’s Annual Report on Form 10-K filed with the SEC.

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

New Accounting Pronouncements. In November 2002, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires that a liability be recorded for the fair value of the obligation in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires certain disclosures about each of the entity’s guarantees. The Company does not have any guarantees outstanding.

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

        In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. FIN 46 requires the consolidation of certain variable interest entities by the primary beneficiary of the entity if the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties or if the equity investors lack the characteristics of a controlling financial interest. FIN 46 is effective for variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied in the first interim or annual period beginning after June 15, 2003. Refer to Note 6 for a discussion of the potential effect of adopting FIN 46 on the Company’s results of operations and financial position.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Net loss as reported	$(11,997)	$(12,246)	$(32,317)	$(18,821)
Stock-based employee compensation expense included in reported net loss	405	—	405	—
Less total stock-based compensation expense determined under fair value based method for all awards	(1,913)	(1,670)	(3,472)	(3,128)
Net loss pro forma	(13,505)	(13,916)	(35,384)	(21,949)
Net loss per share pro forma	(.19)	(.20)	(.51)	(.32)

        The fair value for these options was estimated at the dates of grant using the Black-Scholes option valuation model with the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Risk free interest rate	2.41%	2.80%	2.41%	2.80%
Dividend yield	—	—	—	—
Volatility	76%	77%	76%	77%
Weighted average expected life	5 years	5 years	5 years	5 years

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

Inventories.Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Inventories consist of the following (in thousands):

	June 30, 2003	December 31, 2002

Raw materials	$526	$65
Work-in-process	1,957	2,914
Finished goods	2,323	1,862

	$4,806	$4,841

Other Assets.Other assets consist of the following (in thousands):

	June 30, 2003	December 31, 2002

Debt issue costs, net	$4,668	$5,073
Payment to extend X-Ceptor purchase right (Note 5)	—	5,000
Prepaid royalty buyout, net	2,992	3,128
Deferred rent	2,811	2,966
Equity investment in X-Ceptor	693	1,265
Other	554	560

	$11,718	$17,992

Accrued Liabilities.Accrued liabilities consist of the following (in thousands):

	June 30, 2003	December 31, 2002

Allowances for product returns, sales incentives, rebates and chargebacks (1)	$8,302	$4,820
AVINZA® royalty rights	—	4,133
Royalties	4,091	2,505
Compensation	3,007	2,338
Interest	1,138	880
Other	1,781	1,930

	$18,319	$16,606

(1)  Prior to 2003, "Allowances for product returns, sales incentives, rebates and chargebacks" was netted against "Accounts receivable" in the Company's Consolidated Balance Sheets. The 2002 balances have been appropriately reclassified to conform with current year presentation.

Comprehensive Loss. Comprehensive loss represents net loss adjusted for the change during the periods presented in unrealized gains and losses on available-for-sale securities less reclassification adjustments for realized gains or losses included in net loss, as well as foreign currency translation adjustments. The accumulated unrealized gains or losses and cumulative foreign currency translation adjustments are reported as accumulated other comprehensive loss as a separate component of stockholders’ equity. Comprehensive loss is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Comprehensive loss	$(11,982)	$(12,269)	$(32,320)	$(18,906)

Reclassifications.Certain reclassifications have been made to amounts included in the prior period's financial statements to conform to the current period presentation.

2. Accounts Receivable Factoring Arrangement

        During the second quarter of 2003, the Company entered into a one-year accounts receivable factoring arrangement under which eligible accounts receivable are sold without recourse to a financing company. Commissions on factored receivables are paid to the finance company based on the gross receivables sold, subject to a minimum annual commission. Additionally, the Company pays interest on the net outstanding balance of the uncollected factored accounts receivable at an interest rate equal to the JPMorgan Chase Bank prime rate. The Company accounts for the sale of receivables under this arrangement in accordance with the requirements of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. During the second quarter of 2003, cash in the amount of $18.9 million was received through the factoring arrangement.

3. Repurchase of Elan Shares

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

        In addition, Elan agreed to a 6-month lock-up period on 11.8 million of its remaining 12.2 million Ligand shares. Ligand agreed to changes to Elan’s registration rights to facilitate an orderly distribution of its shares after the lock-up period. In May and July 2003, Elan disclosed that it had sold the remaining 12.2 million Ligand shares to unrelated third parties. In July 2003, Ligand filed a resale registration statement on behalf of the unrelated third parties, registering the resale of the shares they had acquired from Elan.

4. AVINZA® Co-promotion

        In February 2003, Ligand and Organon Pharmaceuticals USA Inc. (“Organon”) announced that they had entered into an agreement for the co-promotion of AVINZA®. Under the terms of the agreement, Organon committed to a specified minimum number of primary and secondary product calls delivered to certain high prescribing physicians and hospitals beginning in March 2003. In exchange, Ligand will pay Organon a percentage of AVINZA® net sales based on the following schedule:

Annual Net Sales of Avinza®	% of Incremental Net Sales Paid to Organon by Ligand
$0-35 million (2003 only)	0% (2003 only)
$0-150 million	30%
$150-300 million	40%
$300-425 million	50%
>$425 million	45%

        Ligand will recognize the expense for amounts due Organon in the period in which the applicable net sales threshold is reached.

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

5. Option to Acquire X-Ceptor Therapeutics, Inc.

        In connection with a 1999 investment in X-Ceptor Therapeutics, Inc. (“X-Ceptor”), Ligand maintained the right to acquire all of the outstanding stock of X-Ceptor not held by Ligand at June 30, 2002, or to extend the purchase right for 12 months by providing additional funding of $5.0 million. In April 2002, Ligand informed X-Ceptor that it was extending its purchase right. The $5.0 million paid to X-Ceptor in July 2002 was carried as an asset until March 2003, when Ligand informed X-Ceptor that it would not exercise the purchase right. The $5.0 million purchase right was written-off in March 2003 and is included in “Other, net” expense in the accompanying Consolidated Statements of Operations.

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

        In accordance with existing accounting standards, the lease is treated as an operating lease for financial reporting purposes. In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. FIN 46 requires the consolidation of certain variable interest entities by the primary beneficiary of the entity if the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties or if the equity investors lack the characteristics of a controlling financial interest. For variable interest entities created prior to February 1, 2003, the consolidation requirements of FIN 46 must be applied in the Company’s third quarter of 2003. Ligand is in the process of determining whether the LLC will have to be consolidated under FIN 46. If Ligand was required to consolidate the LLC, the Company’s consolidated balance sheet as of June 30, 2003 would reflect additional property and equipment of $12.7 million and additional debt of $12.6 million. The impact of such treatment on the Company’s operating results would not be significant.

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

        We currently market five products in the United States: AVINZA®, for the relief of chronic, moderate to severe pain; ONTAK®, for the treatment of patients with persistent or recurrent cutaneous T-cell lymphoma (or CTCL); Targretin® capsules, for the treatment of CTCL in patients who are refractory to at least one prior systemic therapy; Targretin® gel, for the topical treatment of cutaneous lesions in patients with early stage CTCL; and Panretin® gel, for the treatment of Kaposi’s sarcoma in AIDS patients. AVINZA® was approved by the Food and Drug Administration (or FDA) in March 2002 and subsequently launched in the U.S. in June 2002. In Europe, we have marketing authorizations for Panretin® gel and Targretin® capsules and are currently marketing these products under arrangements with local distributors. In April 2003, we withdrew our ONZAR™ (ONTAK® in the U.S.) marketing authorization application in Europe for our first generation product. It was our assessment that the cost of the additional clinical and technical information requested by the European Agency for the Evaluation of Medicinal Products (or EMEA) for the first generation product would be better spent on acceleration of the second generation ONTAK® development. We expect to resubmit the ONZAR™ application with the second generation product in 2004 or early 2005.

        We are currently involved in the research phase of research and development collaborations with Eli Lilly and Company (or Lilly) and TAP Pharmaceutical Products Inc. (or TAP). Collaborations in the development phase are being pursued by Abbott Laboratories, Allergan, Inc., GlaxoSmithkline, Organon, Pfizer and Wyeth. We receive funding during the research phase of the arrangements and milestone and royalty payments as products are developed and marketed by our corporate partners. In addition, in connection with some of these collaborations, we received non-refundable up-front payments. As of June 30, 2003, we had deferred revenue of $0.9 million resulting from an up-front payment received under our collaboration agreement with TAP. This amount is being amortized as revenue over the service period of the agreement which runs from June 2001 to June 2004.

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

Recent Developments

        In February 2003, we announced that we had entered into an agreement for the co-promotion of AVINZA® with Organon Pharmaceuticals USA Inc. (or Organon). Under the terms of the agreement, Organon committed to specified numbers of primary and secondary product calls delivered to high prescribing physicians and hospitals beginning in March 2003. In exchange, we will pay Organon a percentage of AVINZA® net sales based on the following schedule:

Annual Net Sales of Avinza®	% of Incremental Net Sales Paid to Organon by Ligand
$0-35 million (2003 only)	0% (2003 only)
$0-150 million	30%
$150-300 million	40%
$300-425 million	50%
>$425 million	45%

        We will recognize the expense for the amounts due Organon in the period in which we reach the applicable net sales threshold. Additionally, both companies agreed to share equally all costs for AVINZA® advertising and promotion, medical affairs and clinical trials. Each company is responsible for its own sales force costs and other expenses. The initial term of the co-promotion agreement is 10 years. Organon has the option any time prior to the end of year five to extend the agreement to 2017 by making a $75.0 million payment to us.

Results of Operations

        Total revenues for the second quarter of 2003 were $29.1 million compared to $19.2 million for the second quarter of 2002. Net loss for the second quarter of 2003 of $12.0 million, or $.17 per share, compares to net loss of $12.2 million, or $0.17 per share for the second quarter of 2002. Loss from operations for the second quarter of 2003 of $9.1 million compares to $9.5 million for the 2002 period.

        For the six months ended June 30, 2003, total revenues were $52.3 million, compared to $44.1 million for 2002, an increase of 18.6%. Net loss for the same period in 2003 was $32.3 million or $0.46 per share compared to a net loss of $18.8 million or $0.28 per share for the 2002 period. Loss from operations for the six months ended June 30, 2003 of $21.6 million compares to $11.8 million for 2002.

Product Sales

        Product sales for the second quarter of 2003 were $25.2 million compared to $10.5 million for the second quarter of 2002, an increase of 140.7%. Product sales for the six months ended June 30, 2003 increased to $44.1 million compared to $24.2 million for the prior year period.

        Product revenue for the three months ended June 30, 2003 includes sales of $11.6 million for AVINZA®, which was launched in the U.S. in June 2002. The increase in second quarter 2003 AVINZA® sales relative to the prior quarters’ sales is due to increasing prescriptions and additional retail and wholesaler stocking resulting from the increased level of sales and marketing activity in connection with the March 2003 start of the co-promotion arrangement with our co-promotion partner Organon. We expect AVINZA® prescriptions to continue to increase during the remainder of 2003 as a result of the higher number of sales representatives now actively promoting the product, and a higher level of AVINZA® - related marketing activity. Any resulting increases in shipments and sales to our wholesaler customers, however, may depend on the level and timing of any such increases in AVINZA® prescriptions and the further expansion of retail distribution.

        Excluding AVINZA®, sales of our in-line products for the second quarter of 2003 were $13.5 million compared to $6.4 million in 2002. Sales of ONTAK® were $9.2 million in the second quarter of 2003 compared to $4.9 million in the second quarter of 2002. Sales of Targretin® capsules were $2.8 million in the second quarter of 2003 compared to $1.2 million in the second quarter of 2002. Sales of Targretin® gel and Panretin® gel increased to $1.5 million in the second quarter of 2003 compared to $0.2 million in 2002. The increase in sales of ONTAK® and Targretin® capsules is due to increasing patient demand relative to the prior year period and the negative impact on sales in the second quarter of 2002 of decisions made by several of our major wholesalers not to purchase or to purchase lower quantities of our products in order to reduce inventory carrying levels. Additionally, sales in the second quarter of 2002 were reduced by $1.5 million for higher than estimated returns of expired product as a result of inconsistent inventory rotation by certain distributors and lower than expected demand growth due to delays in completion and data publication of certain expanded use clinical and physician initiated trials.

        Our product sales for any individual quarter can be influenced by a number of factors including changes in demand for a particular product, the level and nature of promotional activity, the timing of announced price increases, and wholesaler inventory practices. We expect that product sales will continue to increase in 2003 due primarily to higher sales of AVINZA®, which will be promoted for an entire year and will further benefit from our co-promotion arrangement with Organon. We also continue to expect that demand for and sales of ONTAK® and Targretin® capsules will increase when and as further data is obtained from ongoing expanded-use clinical trials and the initiation of new expanded-use trials. The level and timing of any such increases, however, are influenced by a number of factors outside our control, including the accrual of patients and overall progress of clinical trials that are managed by third parties.

        Excluding AVINZA®, our products are small-volume specialty pharmaceutical products that address the needs of cancer patients in relatively small niche markets with substantial geographical fluctuations in demand. To ensure patient access to our drugs, we maintain broad distribution capabilities with inventories held at approximately 150 locations throughout the United States. Furthermore, the purchasing and stocking patterns of our wholesaler customers are influenced by a number of factors that vary with each product. These factors include, but are not limited to, overall level of demand, periodic promotions, required minimum shipping quantities and wholesaler competitive initiatives. As a result, the level of product in the distribution channel may average from two to six months’ worth of projected inventory usage. If any or all of our major distributors decide to substantially reduce the inventory they carry in a given period, our sales for that period could be substantially lower than historical levels.

Collaborative Research and Development and Other Revenues

        Collaborative research and development and other revenues for the quarter ended June 30, 2003 were $3.9 million compared to $8.7 million for the quarter ended June 30, 2002. For the six months ended June 30, 2003, collaborative research and development and other revenues were $8.1 million compared to $19.9 million in the prior year period. A comparison of collaborative research and development and other revenues is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Collaborative research and development	$3,862	$5,624	$7,980	$10,736
Royalty sale	—	3,000	—	9,000
Other	77	77	155	155

	$3,939	$8,701	$8,135	$19,891

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

        The decrease in ongoing research activities reimbursement revenue for the three months ended June 30, 2003 compared to the corresponding quarter in 2002 is due to lower funding from our research arrangement with Lilly, which contributed $1.4 million to revenue in the second quarter of 2003 compared to $2.3 million in the second quarter of 2002. The initial research term of the Lilly collaboration was extended for one year in November 2002 at a lower level of ongoing research funding. In the second quarter of 2003, we agreed to extend the collaboration again, through November 2004.

        The decrease in ongoing research activities reimbursement revenue for the six months ended June 30, 2003 compared to the corresponding prior period is due to lower funding from our research arrangement with Lilly, which contributed $4.5 million in 2002 versus $2.9 million in 2003. Additionally, the decrease is due to the loss of funding from our collaborative research arrangement with Organon, the research phase of which concluded in February 2002.

        Revenue from up-front fees, which are recognized over the initial contract period during which we provide research services, decreased from $1.4 million for the three months ended June 30, 2002 to $0.4 million for the three months ended June 30, 2003, and from $2.8 million for the six months ended June 30, 2002 to $0.7 million for the six months ended June 30, 2003 due to the completion of the initial research phase of the Lilly collaboration in November 2002.

        These decreases were partially offset by net development milestones earned from GlaxoSmithKline of $0.8 million and Wyeth of $0.1 million in the second quarter of 2003. A development milestone of $0.8 million was earned from Lilly in the second quarter of 2002.

        Revenues from royalty sales represents revenue earned from the sale to Royalty Pharma AG of rights to future royalties from certain collaborative partners’ net sales of three selective estrogen receptor modulator (SERM) products. These products are currently in Phase III clinical development. We earned $6.0 million in the first quarter of 2002 when Royalty Pharma acquired the rights to 0.250% of such product net sales for a period of 10 years. We earned an additional $3.0 million in the second quarter of 2002 when Royalty Pharma exercised its first option to acquire an additional 0.125% of such product net sales. Subsequent to June 30, 2002 Royalty Pharma exercised options to acquire an additional 0.3125% of such product net sales. Royalty Pharma currently holds options to acquire an additional 0.875% of net sales including individual options for $12.5 million to acquire 0.25% of net sales in each of the third and fourth quarters of 2003.

Gross Margin

        Gross margin on product sales was 69.2% for the second quarter of 2003 compared to 55.3% for the second quarter of 2002. Gross margin on product sales for the six months ended June 30, 2003 was 67.4% compared to 62.2% for the prior year period. The increase in the margin in 2003 is due to the relative increases of sales of AVINZA®and ONTAK® compared to the second quarter and the first half of 2002. AVINZA® cost of product sold includes the amortization of license and royalty rights capitalized in connection with the restructuring of our AVINZA® license and supply agreement in November 2002. The total amount of capitalized license and royalty rights, $114.4 million, is being amortized to cost of product sold on a straight-line basis over 15 years. For ONTAK®, the total amount of acquired technology, $45.3 million, is being amortized to cost of product sold on a straight-line basis over 15 years. Given the fixed level of amortization of the capitalized AVINZA® license and royalty rights and the ONTAK® acquired technology, we expect the AVINZA® and ONTAK® gross margin percentages to continue to increase as sales of AVINZA® and ONTAK® increase.

Research and Development Expenses

        Research and development expenses were $16.9 million in the second quarter of 2003 compared to $13.7 million for the second quarter of 2002. For the six months ended June 30, 2003, research and development expenses were $33.5 million compared to $26.8 million in 2002. The major components of research and development expenses are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Research
Research performed under collaboration agreements	$3,061	$4,059	$5,974	$8,248
Internal research programs	2,676	2,828	5,538	5,166

Total research	5,737	6,887	11,512	13,414

Development
New product development	7,285	4,749	16,048	7,922
Existing product support (1)	3,837	2,045	5,939	5,461

Total development	11,122	6,794	21,987	13,383

Total research and development	$16,859	$13,681	$33,499	$26,797

        (1)    Includes costs incurred to comply with U.S. post-marketing regulatory commitments.

        The decrease in expenditures for research performed under collaboration agreements is due to the lower level of research funding agreed to with Lilly in connection with the one-year extension of our collaboration arrangement effective November 2002. Spending for internal research programs remained relatively constant over the three- and six-month periods ended June 30, 2003 and June 30, 2002. The increase in spending on new product development for the second quarter 2003 compared to second quarter 2002 and for the first half of 2003 compared to the first half 2002 is due to higher development funding of Phase III clinical trials for Targretin® capsules in non-small cell lung cancer (or NSCLC) as additional patients are accrued under these ongoing studies. The increases in costs for existing product support in the same periods are due mainly to increased expenditures supporting the ONTAK product.

        We expect research and development expenses to increase further during 2003 as the remaining patients are accrued under the Phase III clinical trials of Targretin® capsules in non-small cell lung cancer.

        A summary of our significant internal research and development programs is as follows:

Program	Disease/Indication	Development Phase
AVINZA®	Chronic, moderate-to-severe pain	Marketed in U.S. Phase IIIB/IV
ONTAK®	CTCL Chronic lymphocytic leukemia B-cell Non-Hodgkin's lymphoma Psoriasis (severe) Peripheral T-cell lymphoma	Marketed in U.S. Phase II Phase II Phase II Planned Phase II

Program	Disease/Indication	Development Phase
Targretin®capsules	CTCL NSCLC first-line NSCLC monotherapy Advanced breast cancer Psoriasis (moderate to severe) Renal cell cancer	Marketed in U.S. and Europe Phase III Planned Phase II/III Phase II Phase II Phase II
Targretin® gel	CTCL Hand dermatitis (eczema) Psoriasis	Marketed in U.S. Phase II Phase II
Panretin® gel	Kaposi's sarcoma	Marketed in U.S. and Europe
Panretin®capsules	Kaposi's sarcoma Bronchial metaplasia	Phase II Phase II
LGD1550 (RAR agonist)	Advanced cancers Acne Psoriasis	Phase II Pre-clinical Pre-clinical
LGD1331 (Androgen antagonist)	Prostate cancer, hirsutism, acne, androgenetic alopecia	Pre-clinical
Glucocorticoid agonists	Inflammation, cancer	Pre-clinical
Mineralocorticoid receptor modulators	Congestive heart failure, hypertension	Research

        We do not provide forward-looking estimates of costs and time to complete our ongoing research and development projects, as such estimates would involve a high degree of uncertainty. Uncertainties include, but are not limited to, our ability to predict the outcome of complex research, our ability to predict the results of clinical studies, regulatory requirements placed upon us by regulatory authorities such as the FDA and the EMEA, our ability to predict the decisions of our collaborative partners, our ability to fund research and development programs, competition from other entities of which we may become aware in future periods, predictions of market potential from products that may be derived from our research and development efforts, and our ability to recruit and retain personnel or third-party research organizations with the necessary knowledge and skills to perform certain research and development. Refer to the “Risks and Uncertainties” section for additional discussion of the uncertainties surrounding our research and development initiatives.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses were $13.6 million for the second quarter of 2003 compared to $10.3 million for the second quarter of 2002. Selling, general and administrative expenses for the six months ended June 30, 2003 were $26.0 million compared to $19.9 million for the six months ended June 30, 2002. The increase in 2003 is primarily due to costs associated with additional Ligand sales representatives hired to promote AVINZA® and higher advertising and promotion expenses for AVINZA® which was launched in June 2002. Additionally, marketing expenses increased in 2003 in conjunction with our increased emphasis on physician-attended product information and advisory meetings for our oncology products. Selling, general and administrative expenses are expected to continue to increase throughout 2003 as a result of increased selling and marketing activities for AVINZA® which will be promoted on a broader scale and by a significantly larger sales force as a result of our co-promotion agreement with Organon. Under the co-promotion agreement, we and Organon will share equally all costs for AVINZA® advertising and promotion, medical affairs and clinical trials. Additionally, if sales of AVINZA® exceed $35.0 million in 2003, we are required to pay Organon 30% of the net sales in excess of $35.0 million.

Other Expenses, Net

        Interest expense decreased to $2.7 million for the second quarter of 2003 compared to $2.8 million for the second quarter of 2002. Interest expense increased to $5.4 million for the six months ended June 30, 2003, compared to $5.1 million for the six months ended June 30, 2002. The 2003 expense primarily represents interest on the $155.3 million of 6% convertible subordinated notes that we issued in November 2002. The 2002 expense represents interest on the $20.0 million in issue price of zero coupon convertible senior notes that was converted into common stock in March 2002 and interest on our outstanding $50.0 million face value of convertible subordinated debentures that was redeemed in June 2002.

        Other expenses, net were $2.9 million for the second quarter of 2003 compared to $2.8 million for the second quarter of 2002. Other expenses, net were $10.7 million for the six months ended June 30, 2003 compared to $7.0 million for the six months ended June 30, 2002. The increase in the net expense for the six months ended June 30, 2003 includes the March 2003 write-off of a $5.0 million one-time payment made in July 2002 to X-Ceptor Therapeutics, Inc. (or X-Ceptor) to extend Ligand’s right to acquire the outstanding stock of X-Ceptor not already held by Ligand. In March 2003, we informed X-Ceptor that we would not exercise the purchase right. This increase is partially offset by the debt conversion expense of $2.0 million incurred in March 2002 in connection with the early conversion of $20.0 million in issue price of zero coupon convertible senior notes into common stock.

Liquidity and Capital Resources

        We have financed our operations through private and public offerings of our equity securities, collaborative research and development and other revenues, issuance of convertible notes, product sales, capital and operating lease transactions, accounts receivable factoring and equipment financing arrangements and investment income.

        At June 30, 2003, working capital was $21.8 million compared to working capital of $53.2 million at December 31, 2002. Cash, cash equivalents, short-term investments, and restricted investments totaled $48.0 million at June 30, 2003 compared to $74.9 million at December 31, 2002. We primarily invest our excess cash in United States government and investment grade corporate debt securities.

        During the second quarter of 2003, the Company entered into a one-year accounts receivable factoring arrangement. We pay commissions to the finance company based on the gross receivables sold, subject to a minimum annual commission. Additionally, we pay interest on the net outstanding balance of the uncollected factored accounts receivable. During the second quarter of 2003, cash in the amount of $18.9 million was received through the factoring arrangement.

        Operating activities used cash of $6.3 million for the six months ended June 30, 2003 compared to $12.0 million for the six months ended June 30, 2002. Operating cash flow in 2003 compared to the prior year period reflects increased product sales across all product lines including sales of AVINZA® which was launched in June 2002. The increase in product sales was matched by higher balances in our net accounts receivable, which increased $14.4 million. The increase was offset by funds received through our factoring arrangement, which provided cash of $18.9 million for the six months ended June 30, 2003. Operating cash was negatively impacted, however, by higher development expenses to fund clinical trials of our existing products in new indications including Phase III registration trials for Targretin® capsules in non-small cell lung cancer, and higher selling and marketing expenses for AVINZA®. Cash flows for the six months ended June 30, 2002 also reflect $9.0 million in cash received in connection with the sale to Royalty Pharma AG of rights to future royalties from certain collaborative partner’s net sales of three selective estrogen receptor modulator (SERM) products.

        Investing activities provided cash of $0.1 million for the six months ended June 30, 2003, and used cash of $2.6 million for the six months ended June 30, 2002. Cash provided in 2003 reflects the net proceeds of $4.5 million from the sale of short-term investments, offset by a $4.1 million payment to Elan in connection with the November 2002 restructuring of the AVINZA ® license and supply agreement and by capital expenditures of $0.4 million. Cash used for investing activities in 2002 reflects the net purchase of short-term investments of $0.5 million and capital expenditures of $2.2 million.

        Financing activities used cash of $12.0 million for the six months ended June 30, 2003 and provided cash of $19.0 million for the six months ended June 30, 2002. The use of cash in 2003 reflects the $15.9 million repurchase of approximately 2.2 million shares of our outstanding common stock held by an affiliate of Elan in connection with a November 2002 share repurchase agreement, and net payments of $0.9 million on equipment financing arrangements. These were partially offset by $0.7 million from the issuance of common stock through our employee stock purchase plan and upon exercise of employee stock options and by $4.4 million from the maturing of restricted investments which was subsequently used to pay interest on our 6% convertible subordinated notes. Cash provided from financing activities in 2002 includes net proceeds of $65.9 million through a private placement of 4,252,500 shares of our common stock, $2.7 million from the exercise of employee stock options and $0.9 million from the exercise of a warrant held by Elan in connection with the conversion of zero coupon convertible senior notes. This was offset by the $50.0 million early redemption of convertible subordinated debentures and net payments of $1.0 million on equipment financing arrangements.

        Certain of our property and equipment is pledged as collateral under various equipment financing arrangements. As of June 30, 2003, $5.3 million was outstanding under such arrangements with $1.9 million classified as current. Our equipment financing arrangements have terms of three to five years with interest ranging from 4.75% to 10.66%.

        We expect operating cash flows to benefit in 2003 from increased product sales driven by AVINZA®. Operating cash will be negatively impacted, however, by higher development expenses to fund clinical trials of our existing products in new indications including Phase III registration trials for Targretin® capsules in non-small cell lung cancer, and higher selling and marketing expenses on AVINZA®. Additionally, we are required to pay interest of approximately $4.4 million in November 2003 on the $155.3 million in 6% convertible subordinated notes issued in November 2002. Of the net proceeds from issuance of the 6% convertible subordinated notes, $18.0 million was invested in U.S. government securities and placed with a trustee to pay the first four scheduled interest payments. The first payment of $4.4 million was made in May 2003. These investments are presented as restricted investments in our consolidated balance sheet.

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

        In accordance with existing accounting standards, the lease is treated as an operating lease for financial reporting purposes. In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. FIN 46 requires the consolidation of certain variable interest entities by the primary beneficiary of the entity if the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties or if the equity investors lack the characteristics of a controlling financial interest. For variable interest entities created prior to February 1, 2003, the consolidation requirements of FIN 46 must be applied in the Company’s third quarter of 2003. We are in the process of determining whether the LLC will have to be consolidated under FIN 46. If we were required to consolidate the LLC, however, our consolidated balance sheet as of June 30, 2003 would reflect additional property and equipment of $12.7 million and additional debt of $12.6 million. The impact of such treatment on our operating results would not be significant.

        As of June 30, 2003, future minimum payments, including interest, due under our contractual lease obligations are as follows (in thousands):

	Payments Due by Period
	Total	1 year	2-3 years	4-5 years	After 5 years
Capital lease obligations	$5,710	$2,599	$2,951	$160	$—
Operating leases	36,999	3,053	6,296	6,184	21,466

Total contractual lease obligations	$42,709	$5,652	$9,247	$6,344	$21,466

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

Critical Accounting Policies

        Certain of our accounting policies require the application of management judgement in making estimates and assumptions that affect the amounts reported in the consolidated financial statements and disclosures made in the accompanying notes. Those estimates and assumptions are based on historical experience and various other factors deemed to be applicable and reasonable under the circumstances. The use of judgement in determining such estimates and assumptions is by nature, subject to a degree of uncertainty. Accordingly, actual results could differ from the estimates made. Management believes there have been no material changes during the six-month period ended June 30, 2003 to the critical accounting policies reported in the Management’s Discussion and Analysis section of our annual report on Form 10-K for the year ended December 31, 2002.

New Accounting Pronouncements

        In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires certain disclosures about each of the entity’s guarantees. The Company does not have any guarantees outstanding.

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

        In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. FIN 46 requires the consolidation of certain variable interest entities by the primary beneficiary of the entity if the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties or if the equity investors lack the characteristics of a controlling financial interest. FIN 46 is effective for variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied in the first interim or annual period beginning after June 15, 2003. Refer to the discussion on Liquidity and Capital Resources in Management’s Discussion and Analysis of Financial Condition and Results of Operations for discussion of the potential effect of adopting FIN 46 on our results of operations and financial position.

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

        We were founded in 1987. We have incurred significant losses since our inception. At June 30, 2003, our accumulated deficit was approximately $651 million. To date, we have received the majority of our revenues from our collaborative arrangements and only began receiving revenues from the sale of pharmaceutical products in 1999. To become profitable, we must successfully develop, clinically test, market and sell our products. Even if we achieve profitability, we cannot predict the level of that profitability or whether we will be able to sustain profitability. We expect that our operating results will fluctuate from period to period as a result of differences in when we incur expenses and receive revenues from product sales, collaborative arrangements and other sources. Some of these fluctuations may be significant.

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

        Developing the sales force to market and sell products is a difficult, expensive and time-consuming process. We have developed a US sales force of about 90 people. We also rely on third-party distributors to distribute our products. The distributors are responsible for providing many marketing support services, including customer service, order entry, shipping, billing and customer reimbursement assistance. In Europe, we will rely initially on other companies to distribute and market our products. We have entered into agreements for the marketing and distribution of our products in territories such as the United Kingdom, Germany, France, Spain, Portugal, Greece, Italy and Central and South America and have established a subsidiary, Ligand Pharmaceuticals International, Inc., with a branch in London, England, to coordinate our European marketing and operations. Our reliance on these third parties means our results may suffer if any of them are unsuccessful or fail to perform as expected. We may not be able to continue to expand our sales and marketing capabilities sufficiently to successfully commercialize our products in the territories where they receive marketing approval. With respect to our co-promotion or licensing arrangements, for example our co-promotion agreement for AVINZA®, any revenues we receive will depend substantially on the marketing and sales efforts of others, which may or may not be successful.

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

        Excluding AVINZA®, our products are small-volume specialty pharmaceutical products that address the needs of cancer patients in relatively small niche markets with substantial geographical fluctuations in demand. To ensure patient access to our drugs, we maintain broad distribution capabilities with inventories held at approximately 150 locations throughout the United States. Furthermore, the purchasing and stocking patterns of our wholesaler customers are influenced by a number of factors that vary with each product, including but not limited to overall level of demand, periodic promotions, required minimum shipping quantities and wholesaler competitive initiatives. As a result, the level of product in the distribution channel may average from two to six months’ worth of projected inventory usage. If any or all of our major distributors decide to substantially reduce the inventory they carry in a given period, our sales for that period could be substantially lower than historical levels.

Our drug development programs will require substantial additional future funding which could hurt our operational and financial condition.

        Our drug development programs require substantial additional capital to successfully complete them, arising from costs to:

  conduct research, preclinical testing and human studies;
  establish pilot scale and commercial scale manufacturing processes and facilities; and
  establish and develop quality control, regulatory, marketing, sales and administrative capabilities to support these programs.

        Our future operating and capital needs will depend on many factors, including:

  the pace of scientific progress in our research and development programs and the magnitude of these programs;
  the scope and results of preclinical testing and human studies;
  the time and costs involved in obtaining regulatory approvals;
  the time and costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims, competing technological and market developments;
  our ability to establish additional collaborations;
  changes in our existing collaborations;
  the cost of manufacturing scale-up; and
  the effectiveness of our commercialization activities.

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

        We have incurred losses since our inception and may not generate positive cash flow to fund our operations for one or more years. As a result, we may need to complete additional equity or debt financings to fund our operations. Our inability to obtain additional financing could adversely affect our business. Financings may not be available at all or on favorable terms. In addition, these financings, if completed, still may not meet our capital needs and could result in substantial dilution to our stockholders. For instance, in February and March 2002 we issued to Elan 6.3 million shares upon the conversion of zero coupon convertible senior notes held by Elan, and in April 2002 we issued 4.3 million shares of our common stock in a private placement. These transactions have resulted in the issuance of significant numbers of new shares. In addition, in November 2002 we issued in a private placement $155.3 million in aggregate principal amount of our 6% convertible subordinated notes due 2007, which could be converted into 25,149,025 shares of our common stock.

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

        Some of the drugs that we are developing and marketing will compete with existing treatments. In addition, several companies are developing new drugs that target the same diseases that we are targeting and are taking IR-related and STAT-related approaches to drug development. The principal products competing with our products targeted at the cutaneous t-cell lymphoma market are Supergen/Abbott’s Nipent and interferon, which is marketed by a number of companies, including Schering-Plough’s Intron A. Products that compete with AVINZA® include Purdue Pharma L.P.‘s OxyContin and MS Contin, Janssen Pharmaceutical Products, L.P.‘s Duragesic, Elan’s Oramorph SR, Faulding’s Kadian and generic sustained release morphine sulfate. Many of our existing or potential competitors, particularly large drug companies, have greater financial, technical and human resources than us and may be better equipped to develop, manufacture and market products. Many of these companies also have extensive experience in preclinical testing and human clinical trials, obtaining FDA and other regulatory approvals and manufacturing and marketing pharmaceutical products. In addition, academic institutions, governmental agencies and other public and private research organizations are developing products that may compete with the products we are developing. These institutions are becoming more aware of the commercial value of their findings and are seeking patent protection and licensing arrangements to collect payments for the use of their technologies. These institutions also may market competitive products on their own or through joint ventures and will compete with us in recruiting highly qualified scientific personnel.

Third-party reimbursement and health care reform policies may reduce our future sales.

        Sales of prescription drugs depend significantly on the availability of reimbursement to the consumer from third party payers, such as government and private insurance plans. These third party payers frequently require drug companies to provide predetermined discounts from list prices, and they are increasingly challenging the prices charged for medical products and services. Our current and potential products may not be considered cost-effective, and reimbursement to the consumer may not be available or sufficient to allow us to sell our products on a competitive basis. For example, we have current and recurring discussions with insurers regarding reimbursement rates for our drugs, including AVINZA®. We may not be able to negotiate favorable reimbursement rates for our products or may have to pay significant discounts to obtain favorable rates. Only one of our products, ONTAK®, is currently eligible to be reimbursed by Medicare. Now enacted changes by Medicare to the hospital outpatient payment reimbursement system may adversely affect reimbursement rates for ONTAK®.

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

        We currently have no manufacturing facilities, and we rely on others for clinical or commercial production of our marketed and potential products. In addition, certain raw materials necessary for the commercial manufacturing of our products are custom and must be obtained from a specific sole source. Elan manufactures AVINZA® for us, Cambrex manufactures ONTAK® for us and Cardinal Health and Raylo manufacture Targretin® capsules for us.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        At June 30, 2003, our investment portfolio included fixed-income securities of $9.1 million. These securities are subject to interest rate risk and will decline in value if interest rates increase. This risk is mitigated, however, due to the relatively short effective maturities of the debt instruments in our investment portfolio. Accordingly, an immediate 10% change in interest rates would have no material impact on our financial condition, results of operations or cash flows. Declines in interest rates over time would, however, reduce our interest income.

        We do not have a significant level of transactions denominated in currencies other than U.S. dollars and as a result we have limited foreign currency exchange rate risk. The effect of an immediate 10% change in foreign exchange rates would have no material impact on our financial condition, results of operations or cash flows.

ITEM 4. CONTROLS AND PROCEDURES

        (a)  Evaluation of disclosure controls and procedures. An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of the end of the period covered by this report are effective to ensure that material information required to be disclosed by the Company, including its consolidated subsidiaries, in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

        (b)   Changes in internal controls. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

PART II.   OTHER INFORMATION
ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Our Annual Meeting of Stockholders was held on June 20, 2003. The following elections and proposals were approved at the Annual Meeting:

		Votes For	Votes Against	Votes Withheld	Votes Abstaining	Broker Nonvote
1.	Election of a Board of Directors. The total number of votes cast for, or withheld for each nominee was as follows:
	Henry F. Blissenbach	53,136,034	-- --	518,379	-- --	-- --
	Alexander D. Cross, Ph.D.	53,111,754	-- --	542,659	-- --	-- --
	John Groom	53,083,715	-- --	570,698	-- --	-- --
	Irving S. Johnson, Ph.D.	53,108,663	-- --	545,750	-- --	-- --
	John W. Kozarich	53,154,315	-- --	500,098	-- --	-- --
	Carl C. Peck, M.D.	53,142,681	-- --	511,732	-- --	-- --
	David E. Robinson	53,024,918	-- --	629,495	-- --	-- --
	Michael A. Rocca	53,133,953	-- --	520,640	-- --	-- --

2.	Amendment of the 2002 Stock Option/Stock Issuance Plan to increase the authorized number of shares of common stock available for issuance under such plan from 6,825,529 to 7,575,529.	51,480,436	2,061,333	-- --	112,644	-- --

3.	Amendment of the 2002 Employee Stock Purchase Plan to increase the authorized number of shares of common stock available for purchase under such plan from 110,248 to 510,248.	52,542,340	1,019,704	-- --	92,369	-- --

4.	Ratification of the appointment of Deloitte & Touche LLP as the independent auditors for the fiscal year ending December 31, 2003.	53,469,199	114,760	-- --	70,454	-- --

ITEM 6. (A)   EXHIBITS

Exhibit 3.1 (1)	Amended and Restated Certificate of Incorporation of the Company (Filed as Exhibit 3.2).
Exhibit 3.2 (1)	Bylaws of the Company, as amended (Filed as Exhibit 3.3).
Exhibit 3.3 (2)	Amended Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Company.
Exhibit 3.5 (5)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company dated June 14, 2000.
Exhibit 4.1 (6)	Specimen stock certificate for shares of Common Stock of the Company.
Exhibit 4.2 (3)	Preferred Shares Rights Agreement, dated as of September 13, 1996, by and between the Company and Wells Fargo Bank, N.A. (Filed as Exhibit 10.1)
Exhibit 4.3 (4)	Amendment to Preferred Shares Rights Agreement, dated as of November 9, 1998, between the Company and ChaseMellon Shareholder Services, L.L.C., as Rights Agent (Filed as Exhibit 99.1).
Exhibit 4.4 (7)	Second Amendment to the Preferred Shares Rights Agreement, dated as of December 23, 1998, between the Company and ChaseMellon Shareholder Services, L.L.C., as Rights Agent (Filed as Exhibit 1).
Exhibit 4.7 (8)	Fourth Amendment to the Preferred Shares Rights Agreement and Certification of Compliance with Section 27 Thereof, dated as of October 3, 2002, between the Company and Mellon Investor Services LLC, as Rights Agent.
Exhibit 4.8 (9)	Registration Rights Agreement dated November 26, 2002 between Ligand Pharmaceuticals Incorporated and UBS Warburg LLC. (Filed as Exhibit 4.2)
Exhibit 10.257	Letter Agreement, dated June 26, 2002, between the Company and James J. L´Italien, Ph.D.
Exhibit 10.258	Letter Agreement, dated May 20, 2003, between the Company and Tod G. Mertes.
Exhibit 10.259	Amendment No. 2 to Amended and Restated Registration Rights Agreement, dated June 25, 2003.
Exhibit 10.260	2002 Employee Stock Purchase Plan, dated July 1, 2002, as amended through June 30, 2003.
Exhibit 99.1	Certification by Principal Executive Officer, Pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 99.2	Certification by Principal Financial Officer, Pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 99.3	Certification by Principal Executive Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 99.4	Certification by Principal Financial Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

__________________________________

(1)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Registration Statement on Form S-4 (No. 333-58823) filed on July 9, 1998.
(2)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 1999.
(3)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Registration Statement on Form S-3 (No. 333-12603) filed on September 25, 1996, as amended.

(4)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with, the Registration Statement on Form 8-A/A Amendment No. 1 (No. 0-20720) filed on November 10, 1998.
(5)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Annual Report on Form 10-K for the period ended December 31, 2000.
(6)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Registration Statement on Form S-1 (No. 33-47257) filed on April 16, 1992 as amended.
(7)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Registration Statement on Form 8-A/A Amendment No. 2 (No. 0-20720) filed on December 24, 1998.
(8)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2002.
(9)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Registration Statement on Form S-3 (no. 333-102483) filed on January 13, 2003, as amended.

ITEM 6. (B)    REPORTS ON FORM 8-K

         The following reports on Form 8-K were filed or furnished during the quarter ended June 30, 2003:

Date of Filing	Description
April 1, 2003	Item 5 and 7, Other Events	—	Ligand Elects Not To Exercise Option To Purchase X-Ceptor Therapeutics
April 24, 2003	Item 7 and 9, Regulation FD Disclosure	—	Ligand Reports Financial Results For First Quarter 2003: Record Net Product Sales Up 38% Driven By AVINZA Co-Promotion Launch And Solid Oncology Revenues
May 15, 2003	Item 5 and 7, Other Events	—	Ligand Announces Organizational Changes To Accelerate Operational Improvements

LIGAND PHARMACEUTICALS INCORPORATED

June 30, 2003

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 1, 2003	Ligand Pharmaceuticals Incorporated By: /S/ PAUL V.MAIER Paul V. Maier Senior Vice President, Chief Financial Officer