Form 10-Q
period 2003-09-30
LIGAND PHARMACEUTICALS INC
filed 2003-11-12
CIK 886163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

                                                Mark One

[X] Quarterly Report Pursuant to Section 13 or 15(D) of the
Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003 or

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

        As of October 31, 2003, the registrant had 73,088,843 shares of common stock outstanding.

LIGAND PHARMACEUTICALS INCORPORATED
QUARTERLY REPORT

FORM 10-Q

TABLE OF CONTENTS

COVER PAGE	1
TABLE OF CONTENTS	2
PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
Consolidated Balance Sheets as of September 30, 2003 (unaudited) and December 31, 2002	3
Consolidated Statements of Operations for the three and nine months ended September 30, 2003 (unaudited) and 2002 (unaudited)	4
Consolidated Statements of Cash Flows for the nine months ended September 30, 2003 (unaudited) and 2002 (unaudited)	5
Notes to Consolidated Financial Statements (unaudited)	6
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	11
ITEM 3. Quantitative and Qualitative Disclosures about Market Risk	28
ITEM 4. Controls and Procedures	28
PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings	29
ITEM 2. Changes in Securities and Use of Proceeds	29
ITEM 3. Defaults upon Senior Securities	*
ITEM 4. Submission of Matters to a Vote of Security Holders	*
ITEM 5. Other Information	*
ITEM 6. Exhibits and Reports on Form 8-K	29
SIGNATURE	32

*No information provided due to inapplicability of item.

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

LIGAND PHARMACEUTICALS INCORPORATED
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2003	December 31, 2002

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$73,002	$42,423
Short-term investments; $9,333 and $8,998 restricted at September 30, 2003 and December 31, 2002, respectively	13,744	21,825
Accounts receivable, net (Note 2)	9,923	12,176
Inventories	6,005	4,841
Other current assets	3,188	7,308

Total current assets	105,862	88,573
Restricted investments	6,203	10,646
Property and equipment, net	9,072	9,672
Aquired technology and product rights, net	140,526	148,546
Other assets	11,134	17,992

Total assets	$272,797	$275,429

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,261	$11,979
Accrued liabilites	23,228	16,606
Current portion of deferred revenue	3,502	4,683
Current portion of equipment financing obligations	2,299	2,087

Total current liabilities	46,290	35,355
Long-term debt	155,250	155,250
Long-term portion of deferred revenue	2,352	3,014
Long-term portion of equipment financing obligations	2,682	4,095
Other long-term liabilities	3,627	3,700

Total liabilities	210,201	201,414

Commitments and contingencies (Note 6)
Stockholders’ equity:
Convertible preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued	—	—
Common stock, par value $0.001; 130,000,000 shares authorized, 73,054,591 shares and 71,522,156 shares issued at September 30, 2003 and December 31, 2002, respectively	73	72
Additional paid-in capital	725,244	693,213
Accumulated other comprehensive loss	(88)	(43)
Accumulated deficit	(661,722)	(618,316)

	63,507	74,926
Treasury stock, at cost; 73,842 shares	(911)	(911)

Total stockholders’ equity	62,596	74,015

	$272,797	$275,429

See accompanying notes.

LIGAND PHARMACEUTICALS INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Revenues:
Product sales	$28,123	$16,486	$72,238	$40,646
Collaborative research and development and other revenues	3,160	8,780	11,294	28,671

Total revenues	31,283	25,266	83,532	69,317

Operating costs and expenses:
Cost of product sold	8,565	5,646	22,951	14,787
Research and development	17,696	15,641	51,196	42,437
Selling, general and administrative	13,216	10,766	39,213	30,702

Total operating costs and expenses	39,477	32,053	113,360	87,926

Loss from operations	(8,194)	(6,787)	(29,828)	(18,609)

Other income (expense):
Interest income	136	177	519	840
Interest expense	(2,766)	(147)	(8,136)	(5,213)
Debt conversion expense	—	—	—	(2,015)
Other, net	(263)	(290)	(5,960)	(871)

Total other expense, net	(2,893)	(260)	(13,577)	(7,259)

Net loss	$(11,087)	$(7,047)	$(43,405)	$(25,868)

Basic and diluted per share amounts:
Net loss	$(0.16)	$(0.10)	$(0.62)	$(0.38)

Weighted average number of common shares	70,100	71,358	69,871	68,347

See accompanying notes.

LIGAND PHARMACEUTICALS INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2003	2002

Operating activities
Net loss	$(43,405)	$(25,868)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of acquired technology and license rights	8,223	3,138
Depreciation and amortization of property and equipment	1,841	2,429
Amortization of debt discount and issuance costs	634	2,687
Write-off of X-Ceptor purchase right	5,000	—
Equity in loss of affiliate	857	844
Debt conversion expense	—	2,015
Other	575	746
Changes in operating assets and liabilities:
Accounts receivable, net (Note 2)	2,253	1,408
Inventories	(1,164)	601
Other current assets	4,120	(503)
Accounts payable and accrued liabilities	14,007	(39)
Deferred revenue	(1,843)	(3,008)

Net cash used in operating activities	(8,902)	(15,550)

Investing activities
Purchases of short-term investments	(877)	(9,756)
Proceeds from sale of short-term investments	9,293	14,604
Purchases of property and equipment	(1,241)	(2,880)
Payment for AVINZA® royalty rights	(4,133)	—
Other, net	106	(4,936)

Net cash provided by (used in) investing activities	3,148	(2,968)

Financing activities
Principal payments on equipment financing obligations	(1,775)	(2,208)
Proceeds from equipment financing arrangements	574	2,061
Decrease in restricted investments	4,108	522
Repurchase of common stock	(15,867)	—
Proceeds from issuance of common stock	49,366	70,579
Decrease in other long-term liabilities	(73)	—
Repayment of long-term debt	—	(50,000)

Net cash provided by financing activities	36,333	20,954

Net increase in cash and cash equivalents	30,579	2,436
Cash and cash equivalents at beginning of period	42,423	20,741

Cash and cash equivalents at end of period	$73,002	$23,177

Supplemental disclosure of cash flow information
Interest paid	$4,871	$3,967
Supplemental schedule of non-cash investing and financing activities
Conversion of zero coupon convertible senior notes to common stock	$—	$86,135
Issuance of common stock for acquired technology	—	5,000
Issuance of common stock for debt conversion incentive	—	2,015

See accompanying notes.

LIGAND PHARMACEUTICALS INCORPORATED
Notes to Consolidated Financial Statements

1.    Basis of Presentation

        The consolidated financial statements of Ligand Pharmaceuticals Incorporated (“Ligand” or the “Company”) for the three and nine months ended September 30, 2003 and 2002 are unaudited. These financial statements reflect all adjustments, consisting of only normal recurring adjustments which, in the opinion of management, are necessary to fairly present the consolidated financial position as of September 30, 2003 and the consolidated results of operations for the three and nine months ended September 30, 2003 and 2002. The results of operations for the period ended September 30, 2003 are not necessarily indicative of the results to be expected for the year ending December 31, 2003. For more complete financial information, these financial statements, and the notes thereto, should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2002 included in the Company’s Annual Report on Form 10-K filed with the SEC.

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

        In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. FIN 46 requires the consolidation of certain variable interest entities by the primary beneficiary of the entity if the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties or if the equity investors lack the characteristics of a controlling financial interest. FIN 46 is effective for variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied in the first interim or annual period ending after December 15, 2003. Implementation of FIN 46 was to have taken place during the current quarter, but was postponed by the FASB. The FASB plans to modify the Interpretation prior to December 2003. Refer to Note 6 for a discussion of the potential effect of adopting FIN 46 on the Company’s results of operations and financial position.

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

        Pro forma information regarding net loss and net loss per share is required by SFAS No. 123, Accounting for Stock-based Compensation, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information is as follows (in thousands, except for net loss per share information):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Net loss as reported	$(11,087)	$(7,047)	$(43,405)	$(25,868)
Stock-based employee compensation expense included in reported net loss	—	—	405	—
Less total stock-based compensation expense determined under fair value based method for all awards	(1,608)	(1,695)	(5,063)	(4,823)

Net loss pro forma	$(12,695)	$(8,742)	$(48,063)	$(30,691)

Net loss per share pro forma	$(0.18)	$(0.12)	$(0.69)	$(0.45)

        The fair value for these options was estimated at the dates of grant using the Black-Scholes option valuation model with the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Risk free interest rate	2.83%	2.80%	2.83%	2.80%
Dividend yield	—	—	—	—
Volatility	69%	77%	69%	77%
Weighted average expected life	5 years	5 years	5 years	5 years

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

Inventories. Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Inventories consist of the following (in thousands):

	September 30, 2003	December 31, 2002

Raw materials	$528	$65
Work-in-process	2,486	2,914
Finished goods	2,991	1,862

	$6,005	$4,841

Other Assets. Other assets consist of the following (in thousands):

	September 30, 2003	December 31, 2002

Debt issue costs, net	$4,439	$5,073
Payment to extend X-Ceptor purchase right (Note 5)	—	5,000
Prepaid royalty buyout, net	2,924	3,128
Deferred rent	2,727	2,966
Equity investment in X-Ceptor	408	1,265
Other	636	560

	$11,134	$17,992

Accrued Liabilities. Accrued liabilities consist of the following (in thousands):

	September 30, 2003	December 31, 2002

Allowances for product returns, sales incentives, rebates and chargebacks (1)	$11,124	$4,820
AVINZA® royalty rights	—	4,133
Royalties	3,722	2,505
Compensation	3,527	2,338
Interest	3,467	880
Other	1,388	1,930

	$23,228	$16,606

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Comprehensive loss	$(11,129)	$(7,035)	$(43,449)	$(25,941)

Reclassifications. Certain reclassifications have been made to amounts included in the prior period's financial statements to conform to the current period presentation.

2.   Accounts Receivable Factoring Arrangement

        During the second quarter of 2003, the Company entered into a one-year accounts receivable factoring arrangement under which eligible accounts receivable are sold without recourse to a financing company. Commissions on factored receivables are paid to the finance company based on the gross receivables sold, subject to a minimum annual commission. Additionally, the Company pays interest on the net outstanding balance of the uncollected factored accounts receivable at an interest rate equal to the JPMorgan Chase Bank prime rate. The Company continues to service the factored receivables. The expenses relating to the Company’s servicing of the receivables are not material to the consolidated financial statements. The Company accounts for the sale of receivables under this arrangement in accordance with the requirements of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. During the third quarter of 2003, cash in the amount of $23.4 million was received through the factoring arrangement.

        Receivables due from the financing company under the accounts receivable factoring arrangement represent the Company’s most significant credit risk. As of September 30, 2003, the gross amount due from the financing company was $10.6 million, which represents approximately 98% of the Company’s accounts receivable.

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

        In accordance with existing accounting standards, the lease is treated as an operating lease for financial reporting purposes. In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. FIN 46 requires the consolidation of certain variable interest entities by the primary beneficiary of the entity if the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or if the equity investors lack the characteristics of a controlling financial interest. For variable interest entities created prior to February 1, 2003, the consolidation requirements of FIN 46 initially were to have been applied in the Company’s third quarter, but now must be applied in the Company’s fourth quarter of 2003. However, the FASB plans to modify FIN 46 prior to December 2003. The Company is currently in the process of determining whether the LLC will have to be consolidated under FIN 46 as it is currently written. As FIN 46 is currently written, and after adjustments to conform the LLC’s accounting policies to those of the Company’s, we estimate that the Company’s Consolidated Balance Sheets as of September 30, 2003 would reflect additional property and equipment of $13.7 million and additional debt of $12.5 million. The Company’s Consolidated Statements of Operations would reflect a one time charge for the cumulative effect of a change in accounting principle, estimated at approximately $1.9 million, which represents the difference in timing of the LLC’s revenue and expense recognition under FIN 46 and the existing accounting standards.

Litigation

        The Company is subject to various lawsuits and claims with respect to matters arising out of the normal course of business. Due to the uncertainty of the ultimate outcome of these matters, the impact on future financial results is not subject to reasonable estimates.

7.   Sale of Common Stock

        In September 2003, the Company sold 3.48 million shares of its common stock at a price of $13.50 per share for gross proceeds of approximately $47.0 million through a private placement.

8.   Subsequent Event

Royalty Pharma Agreement

         In October 2003, the Company and Royalty Pharma amended their existing royalty agreement, and Royalty Pharma exercised an option for $12.5 million in exchange for 0.7% of potential future sales of three selective estrogen receptor modulator (SERM) products for 10 years. Under the revised agreement, Royalty Pharma has three additional options to purchase up to 1.3% of such product net sales for $39.0 million. Additionally, Royalty Pharma agreed to pay cumulative milestones of up to $2.5 million upon the launches of the SERM products (provided they are approved by September 30, 2005). The options are currently structured to expire in the fourth quarter of 2003 and as NDA acceptance and approval milestones or specified dates are achieved in 2004 and 2005. For the options that are currently structured to expire in 2004 and 2005, the royalty rates owed to Royalty Pharma will be reduced if certain events occur, and if sales of SERM products exceed certain thresholds. In addition, if Phase III data for at least one of the SERM products have not been published by March 31, 2004, these options will have no fixed expiration date. Instead, they must be exercised within 30 days of the applicable development milestone.

Litigation

         On December 11, 2001, a lawsuit was filed in the United States District Court for the District of Massachusetts against the Company by the Trustees of Boston University and other former stakeholders of Seragen. The suit was subsequently transferred to federal district court in Delaware. The complaint alleges breach of contract, breach of the implied covenants of good faith and fair dealing and unfair and deceptive trade practices based on, among other things, allegations that the Company wrongfully withheld approximately $2.1 million in consideration due the plaintiffs under the Seragen acquisition agreement. This amount had been previously accrued for in the Company’s financial statements. The complaint seeks payment of the withheld consideration and treble damages.

        The court subsequently granted Ligand’s motion to dismiss the unfair and deceptive trade practices claims (i.e. the treble damages claims), granted Boston University’s motion for summary judgment and in November 2003 entered judgment for Boston University. Ligand intends to appeal the judgment.

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

Overview

        We discover, develop and market drugs that address patients’ critical unmet medical needs in the areas of cancer, pain, men’s and women’s health or hormone-related health issues, skin diseases, osteoporosis, blood disorders and metabolic, cardiovascular and inflammatory diseases. Our drug discovery and development programs are based on our proprietary gene transcription technology, primarily related to Intracellular Receptors, also known as IRs, a type of sensor or switch inside cells that turns genes on and off, and Signal Transducers and Activators of Transcription, also known as STATs, which are another type of gene switch.

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

        We will recognize the expense for the amounts due Organon in the period in which we reach the applicable net sales threshold, which we expect to be during the fourth quarter of 2003. Additionally, both companies agreed to share equally all costs for AVINZA® advertising and promotion, medical affairs and clinical trials. Each company is responsible for its own sales force costs and other expenses. The initial term of the co-promotion agreement is 10 years. Organon has the option any time prior to the end of year five to extend the agreement to 2017 by making a $75.0 million payment to us.

        We are currently involved in the research phase of research and development collaborations with Eli Lilly and Company (or Lilly) and TAP Pharmaceutical Products Inc. (or TAP). Collaborations in the development phase are being pursued by GlaxoSmithKline, Lilly, Organon, Pfizer, TAP and Wyeth. We receive funding during the research phase of the arrangements and milestone and royalty payments as products are developed and marketed by our corporate partners. In addition, in connection with some of these collaborations, we received non-refundable up-front payments. As of September 30, 2003, we had deferred revenue of $0.7 million resulting from an up-front payment received under our collaboration agreement with TAP. This amount is being amortized as revenue over the service period of the agreement which runs from June 2001 to June 2004.

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

Recent Developments

        In October 2003, we and Royalty Pharma amended our existing royalty agreement, and Royalty Pharma exercised an option for $12.5 million in exchange for 0.7% of potential future sales of three selective estrogen receptor modulator (SERM) products for 10 years. Under the revised agreement, Royalty Pharma has three additional options to purchase up to 1.3% of such product net sales for $39.0 million. Additionally, Royalty Pharma agreed to pay cumulative milestones of up to $2.5 million upon the launches of the SERM products (provided they are approved by September 30, 2005). The options are currently structured to expire in the fourth quarter of 2003 and as NDA acceptance and approval milestones or specified dates are achieved in 2004 and 2005. For the options that are currently structured to expire in 2004 and 2005, the royalty rates owed to Royalty Pharma will be reduced if certain events occur, and if sales of SERM products exceed certain thresholds. In addition, if Phase III data for at least one of the SERM products have not been published by March 31, 2004, these options will have no fixed expiration date. Instead, they must be exercised within 30 days of the applicable development milestone.

Results of Operations

        Total revenues for the third quarter of 2003 were $31.3 million compared to $25.3 million for the third quarter of 2002. Loss from operations for the third quarter of 2003 of $8.2 million compares to $6.8 million for the 2002 period. Net loss for the third quarter of 2003 of $11.1 million, or $.16 per share, compares to net loss of $7.0 million, or $0.10 per share for the third quarter of 2002.

        For the nine months ended September 30, 2003, total revenues were $83.5 million, compared to $69.3 million for 2002, an increase of 20.5%. Loss from operations for the nine months ended September 30, 2003 of $29.8 million compares to $18.6 million for 2002. Net loss for the same period in 2003 was $43.4 million or $.62 per share compared to a net loss of $25.9 million or $0.38 per share for the 2002 period.

Product Sales

        Product sales for the third quarter of 2003 were $28.1 million compared to $16.5 million for the third quarter of 2002, an increase of 70.6%. Product sales for the nine months ended September 30, 2003 increased to $72.2 million compared to $40.6 million for the prior year period.

        Product sales for the three months ended September 30, 2003 includes sales of $15.9 million for AVINZA®, which was launched in the U.S. in June 2002. The increase in third quarter 2003 AVINZA® sales relative to the prior quarters’ sales is due to increasing prescriptions and additional retail and wholesaler stocking resulting from the increased level of sales and marketing activity in connection with the March 2003 start of the co-promotion arrangement with our co-promotion partner Organon. We expect AVINZA® prescriptions to continue to increase during the remainder of 2003 as a result of a higher level of AVINZA® - related marketing activity. During the fourth quarter, we expect to reach the $35 million threshold for net sales of AVINZA®. All sales of AVINZA® in excess of $35 million during the fourth quarter of 2003 will be subject to a 30% co-promotion fee to our partner Organon. Any resulting increases in shipments and sales to our wholesaler customers, however, may depend on the level and timing of any such increases in AVINZA® prescriptions and the further expansion of retail distribution.

        Excluding AVINZA®, sales of our in-line products for the third quarter of 2003 were $12.2 million compared to $10.4 million in 2002. Sales of ONTAK® were $10.9 million in the third quarter of 2003 compared to $5.7 million in the third quarter of 2002. Sales of Targretin® capsules were $1.1 million in the third quarter of 2003 compared to $3.5 million in the third quarter of 2002. Sales of Targretin® gel and Panretin® gel decreased to $0.3 million in the third quarter of 2003 compared to $1.2 million in 2002. The increase in sales of ONTAK® is due to increasing patient demand relative to the prior year period. The decreases in sales of Targretin® capsules and Targretin® gel were attributable to the decision of management to better balance wholesale inventories through reductions at two major customers.

        Our product sales for any individual quarter can be influenced by a number of factors including changes in demand for a particular product, the level and nature of promotional activity, the timing of announced price increases, and wholesaler inventory practices. We expect that total product sales will continue to increase in 2003 due primarily to higher sales of AVINZA®, which will further benefit from our co-promotion arrangement with Organon. We also continue to expect that demand for and sales of ONTAK® will increase when and as further data is obtained from ongoing expanded-use clinical trials and the initiation of new expanded-use trials. The level and timing of any such increases, however, are influenced by a number of factors outside our control, including the accrual of patients and overall progress of clinical trials that are managed by third parties.

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

Collaborative Research and Development and Other Revenues

        Collaborative research and development and other revenues for the quarter ended September 30, 2003 were $3.2 million compared to $8.8 million for the quarter ended September 30, 2002. For the nine months ended September 30, 2003, collaborative research and development and other revenues were $11.3 million compared to $28.7 million in the prior year period. A comparison of collaborative research and development and other revenues is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Collaborative research and development	$3,083	$4,999	$11,060	$15,735
Royalty sale	—	3,500	—	12,500
Other	77	281	234	436

	$3,160	$8,780	$11,294	$28,671

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

        The decrease in ongoing research activities reimbursement revenue for the three months ended September 30, 2003 compared to the corresponding quarter in 2002 is due to lower funding from our research arrangement with Lilly, which contributed $1.5 million to revenue in the third quarter of 2003 compared to $2.0 million in the third quarter of 2002. The initial research term of the Lilly collaboration was extended for one year in November 2002 at a lower level of ongoing research funding. In the second quarter of 2003, we agreed to extend the collaboration again, through November 2004. Additionally, the decrease is due to lower funding from our research arrangement with TAP, which contributed $0.8 million to revenue in the third quarter of 2003 versus $1.3 million in the third quarter of 2002.

        The decrease in ongoing research activities reimbursement revenue for the nine months ended September 30, 2003 compared to the corresponding prior period is due to lower funding from our research arrangements with Lilly, which contributed $4.3 million in 2003 versus $6.5 million in 2002 and TAP, which contributed $3.4 million in 2003 versus $3.7 million in 2002. Additionally, the decrease is due to the conclusion of the research phase of our collaborative research arrangement with Organon, which drew to a close in February 2002.

        These decreases were partially offset by net development milestones earned from Wyeth of $0.6 million in the third quarter of 2003. A development milestone of $0.5 million was earned from Wyeth in the third quarter of 2002. For the nine months ended September 30, 2003, we earned milestone revenues of $2.5 million, net of royalties owed, under our collaborative agreements with Eli Lilly, Wyeth, and GlaxoSmithKline, compared to $1.3 million in the prior year.

        Revenues from royalty sales represents revenue earned from the sale to Royalty Pharma AG of rights to future royalties from certain collaborative partners’ net sales of three selective estrogen receptor modulator (SERM) products. These products are currently in Phase III clinical development. We earned $6.0 million in the first quarter of 2002 when Royalty Pharma acquired the rights to 0.250% of such product net sales for a period of 10 years. We earned an additional $3.0 million in the second quarter of 2002 when Royalty Pharma exercised its first option to acquire an additional 0.125% of such product net sales. We earned $3.5 million in the third quarter of 2002 when Royalty Pharma exercised their second option to acquire an additional 0.125% of such product net sales. In October 2003, we and Royalty Pharma amended the royalty agreement. Refer to the discussion on Recent Developments in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Gross Margin

        Gross margin on product sales was 69.5% for the third quarter of 2003 compared to 65.8% for the third quarter of 2002. Gross margin on product sales for the nine months ended September 30, 2003 was 68.2% compared to 63.6% for the prior year period. The increase in the margin in 2003 is due to the relative increases of sales of AVINZA®and ONTAK® compared to 2002. AVINZA® cost of product sold includes the amortization of license and royalty rights capitalized in connection with the restructuring of our AVINZA® license and supply agreement in November 2002. The total amount of capitalized license and royalty rights, $114.4 million, is being amortized to cost of product sold on a straight-line basis over 15 years. For ONTAK®, the total amount of acquired technology, $45.3 million, is being amortized to cost of product sold on a straight-line basis over 15 years. Given the fixed level of amortization of the capitalized AVINZA® license and royalty rights and the ONTAK® acquired technology, we expect the AVINZA® and ONTAK® gross margin percentages to continue to increase as sales of AVINZA® and ONTAK® increase.

Research and Development Expenses

        Research and development expenses were $17.7 million in the third quarter of 2003 compared to $15.6 million for the third quarter of 2002. For the nine months ended September 30, 2003, research and development expenses were $51.2 million compared to $42.4 million in 2002. The major components of research and development expenses are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Research
Research performed under collaboration agreements	$2,479	$3,706	$8,453	$11,954
Internal research programs	2,996	2,447	8,534	7,613

Total research	5,475	6,153	16,987	19,567

Development
New product development	8,166	6,418	24,215	14,340
Existing product support (1)	4,055	3,070	9,994	8,530

Total development	12,221	9,488	34,209	22,870

Total research and development	$17,696	$15,641	$51,196	$42,437

        (1)  Includes costs incurred to comply with U.S. post-marketing regulatory commitments.

        The decrease in expenditures for research performed under collaboration agreements is due to the lower level of research funding agreed to with Lilly in connection with the one-year extension of our collaboration arrangement effective November 2002. The decrease is also due to the lower level of research funding for our research collaboration with TAP. Spending for internal research programs remained relatively constant over the three- and nine-month periods ended September 30, 2003 and September 30, 2002. The increase in spending on new product development for the third quarter of 2003 compared to the third quarter of 2002 and for the first nine months of 2003 compared to the first nine months of 2002 is due to higher development funding of Phase III clinical trials for Targretin® capsules in non-small cell lung cancer (or NSCLC) as we completed enrollment on the trials during the quarter, and have incurred increased patient and milestone costs related to those trials. The increases in costs for existing product support in the same periods are due mainly to increased expenditures supporting the ONTAK® product.

        We expect research and development expenses to continue to increase during 2003 as expenses for NSCLC Phase III clinical trials and other development programs will grow as milestones in the trials are reached and patient-related expenses are incurred.

        A summary of our significant internal research and development programs is as follows:

Program	Disease/Indication	Development Phase
AVINZA®	Chronic, moderate-to-severe pain	Marketed in U.S. Phase IIIB/IV
ONTAK®	CTCL Chronic lymphocytic leukemia B-cell Non-Hodgkin's lymphoma Psoriasis (severe) Peripheral T-cell lymphoma	Marketed in U.S. Phase II Phase II Phase II Planned Phase II
Targretin®capsules	CTCL NSCLC first-line NSCLC second/third-line Advanced breast cancer Psoriasis (moderate to severe) Renal cell cancer	Marketed in U.S. and Europe Phase III Planned Phase II/III Phase II Phase II Phase II
Targretin® gel	CTCL Hand dermatitis (eczema) Psoriasis	Marketed in U.S. Phase II Phase II
Panretin® gel	Kaposi's sarcoma	Marketed in U.S. and Europe
LGD1550 (RAR agonist)	Advanced cancers Acne Psoriasis	Phase II Pre-clinical Pre-clinical
LGD1331 (Androgen antagonist)	Prostate cancer, hirsutism, acne, androgenetic alopecia	Pre-clinical
Glucocorticoid agonists	Inflammation, cancer	Pre-clinical
Mineralocorticoid receptor modulators	Congestive heart failure, hypertension	Research

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

Selling, General and Administrative Expenses

        Selling, general and administrative expenses were $13.2 million for the third quarter of 2003 compared to $10.8 million for the third quarter of 2002. Selling, general and administrative expenses for the nine months ended September 30, 2003 were $39.2 million compared to $30.7 million for the nine months ended September 30, 2002. The increase in 2003 is primarily due to costs associated with additional Ligand sales representatives hired to promote AVINZA® and higher advertising and promotion expenses for AVINZA® which was launched in June 2002. Additionally, marketing expenses increased in 2003 in conjunction with our increased emphasis on physician-attended product information and advisory meetings for our oncology products. Selling, general and administrative expenses are expected to continue to increase throughout the remainder of 2003 as a result of increased selling and marketing activities for AVINZA® which is now promoted on a broader scale and by a significantly larger sales force as a result of our co-promotion agreement with Organon. Under the co-promotion agreement, we and Organon share equally all costs for AVINZA® advertising and promotion, medical affairs and clinical trials. Additionally, if sales of AVINZA® exceed $35.0 million in 2003, we are required to pay Organon 30% of the net sales in excess of $35.0 million. We expect to reach that threshold in the fourth quarter of 2003.

Other Expenses, Net

        Interest expense increased to $2.8 million for the third quarter of 2003 compared to $0.1 million for the third quarter of 2002. Interest expense increased to $8.1 million for the nine months ended September 30, 2003, compared to $5.2 million for the nine months ended September 30, 2002. The 2003 expense primarily represents interest on the $155.3 million of 6% convertible subordinated notes that we issued in November 2002. The 2002 expense represents interest on the $20.0 million in issue price of zero coupon convertible senior notes that was converted into common stock in March 2002 and interest on our outstanding $50.0 million face value of convertible subordinated debentures that was redeemed in June 2002.

        Other expenses, net were $0.3 million for the third quarters of 2003 and 2002. Other expenses, net were $6.0 million for the nine months ended September 30, 2003 compared to $0.9 million for the nine months ended September 30, 2002. The increase in the net expense for the nine months ended September 30, 2003 includes the March 2003 write-off of a $5.0 million one-time payment made in July 2002 to X-Ceptor Therapeutics, Inc. (or X-Ceptor) to extend Ligand’s right to acquire the outstanding stock of X-Ceptor not already held by Ligand. In March 2003, we informed X-Ceptor that we would not exercise the purchase right. This increase is partially offset by the debt conversion expense of $2.0 million incurred in March 2002 in connection with the early conversion of $20.0 million in issue price of zero coupon convertible senior notes into common stock.

Liquidity and Capital Resources

        We have financed our operations through private and public offerings of our equity securities, collaborative research and development and other revenues, issuance of convertible notes, product sales, capital and operating lease transactions, accounts receivable factoring and equipment financing arrangements and investment income.

        At September 30, 2003, working capital was $59.6 million compared to working capital of $53.2 million at December 31, 2002. Cash, cash equivalents, short-term investments, and restricted investments totaled $92.9 million at September 30, 2003 compared to $74.9 million at December 31, 2002. We primarily invest our excess cash in United States government and investment grade corporate debt securities.

        During the second quarter of 2003, we entered into a one-year accounts receivable factoring arrangement. We pay commissions to the finance company based on the gross receivables sold, subject to a minimum annual commission. Additionally, we pay interest on the net outstanding balance of the uncollected factored accounts receivable. During the third quarter of 2003, cash in the amount of $23.4 million was received through the factoring arrangement.

        Operating activities used cash of $8.9 million for the nine months ended September 30, 2003 compared to $15.6 million for the nine months ended September 30, 2002. Operating cash flow in 2003 compared to the prior year period reflects increased product sales of AVINZA® and ONTAK®. Additionally, due to our factoring arrangement, net accounts receivable decreased $1.2 million from September 30, 2002 to September 30, 2003, increasing cash flow. The factoring arrangement has served to accelerate collection of accounts receivable in 2003, including $23.4 million received under the arrangement as of September 30, 2003. Operating cash was negatively impacted, however, by higher development expenses to fund clinical trials of our existing products in new indications including Phase III registration trial for Targretin® capsules in non-small cell lung cancer, and higher selling and marketing expenses for AVINZA®. This negative impact was mitigated by the timing of payment for clinical trial expenses for the nine months ended September 30, 2003.

        Non-cash expenses for the nine months ended September 30, 2003 increased $5.3 million compared to the nine months ended September 30, 2002. This increase was due to first, the write-off of the X-Ceptor purchase right in March 2003, and second, to the relative increase during the periods in question in amortization of acquired technology and product rights, specifically the AVINZA® license and supply agreement rights amortization. Amortization of the license and supply agreement rights commenced when we launched AVINZA® in the second quarter of 2002. Net decreases in operating assets generated an additional $3.7 million during the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002. This was due primarily to the collection of several non-trade accounts receivable during the nine months ended September 30, 2003. Additionally, net increases in operating liabilities over the nine months ended September 30, 2003 generated $15.2 million more than over the prior year period. This was primarily due to increases in our sales-related liability accounts including accruals for royalty payments and accrued interest on our convertible note offering.

        Investing activities provided cash of $3.1 million for the nine months ended September 30, 2003, and used cash of $3.0 million for the nine months ended September 30, 2002. Cash provided in 2003 reflects net proceeds of $8.4 million from the sale of short-term investments, offset by a $4.1 million payment to Elan in connection with the November 2002 restructuring of the AVINZA ® license and supply agreement and by capital expenditures of $1.2 million. Cash used for investing activities in 2002 reflects the net proceeds of $4.8 million from the sale of short-term investments, offset by capital expenditures of $2.9 million, and a $5.0 million payment to X-Ceptor Therapeutics, Inc. Under a 1999 investment agreement with X-Ceptor, we maintained the right to acquire all of the outstanding stock of X-Ceptor not held by Ligand at June 30, 2002, or to extend the purchase right for 12 months by providing additional funding of $5.0 million. In April 2002, we elected to extend the purchase right and payment was subsequently made in July 2002.

        Financing activities provided cash of $36.3 million and $21.0 million for the nine months ended September 30, 2003, and 2002 respectively. Cash provided by financing activities in 2003 includes proceeds of $49.3 million from the issuance of common stock, primarily through a private placement of 3,483,593 shares of our common stock, $4.1 million from the maturing of restricted investments which was subsequently used to pay interest on our 6% convertible subordinated notes, and $0.6 million from equipment financing arrangements. We intend to use the net proceeds of $45.0 million from the private placement to support our working capital priorities, such as qualifying second source manufacturer(s) for AVINZA® and ONTAK®, completion of a second generation formulation of ONTAK®, continuing expansion of commercial support activities for AVINZA® and ONTAK®, and for general corporate purposes. These proceeds were offset by the $15.9 million repurchase of approximately 2.2 million shares of our outstanding common stock held by an affiliate of Elan in connection with a November 2002 share repurchase agreement, and payments of $1.8 million on equipment financing arrangements. Cash provided from financing activities for the nine months ended September 30, 2002 includes net proceeds of $65.9 million through a private placement of 4,252,500 shares of our common stock, $3.2 million from the exercise of employee stock options, and $0.9 million from the exercise of a warrant held by Elan in connection with the conversion of zero coupon convertible senior notes. These proceeds were offset by the $50.0 million early redemption of convertible subordinated debentures and payments of $2.2 million on equipment financing arrangements.

        Certain of our property and equipment is pledged as collateral under various equipment financing arrangements. As of September 30, 2003, $5.0 million was outstanding under such arrangements with $2.3 million classified as current. Our equipment financing arrangements have terms of three to five years with interest ranging from 4.73% to 10.66%.

        We expect operating cash flows to continue to benefit in 2003 from increased product sales driven by AVINZA®. Also, during the fourth quarter of 2003, we will receive payment of $12.5 million from Royalty Pharma for the sale of 0.7% of potential future royalties of certain SERM products. Operating cash will be negatively impacted, however, by higher development expenses to fund clinical trials of our existing products in new indications including Phase III registration trials for Targretin® capsules in non-small cell lung cancer, and higher selling and marketing expenses on AVINZA®. During the fourth quarter of 2003, we expect to incur additional selling expense related to our co-promotion fee to our partner Organon. The first payment for these fees is due in the first quarter of 2004. Additionally, we are required to pay interest of approximately $4.4 million in November 2003 on the $155.3 million in 6% convertible subordinated notes issued in November 2002. Of the net proceeds from issuance of the 6% convertible subordinated notes, $18.0 million was invested in U.S. government securities and placed with a trustee to pay the first four scheduled interest payments. The first payment of $4.4 million was made in May 2003. These investments are presented as restricted investments in our Consolidated Balance Sheets.

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

        In accordance with existing accounting standards, the lease is treated as an operating lease for financial reporting purposes. In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. FIN 46 requires the consolidation of certain variable interest entities by the primary beneficiary of the entity if the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or if the equity investors lack the characteristics of a controlling financial interest. For variable interest entities created prior to February 1, 2003, the consolidation requirements of FIN 46 initially were to have been applied in the Company’s third quarter, but now must be applied in the Company’s fourth quarter of 2003. However, the FASB plans to modify FIN 46 by the end of December 2003. We are currently in the process of determining whether the LLC will have to be consolidated under FIN 46. As FIN 46 is currently written, and after adjustments to conform the LLC's accounting policies to those of the Company, we estimate that, our Consolidated Balance Sheets as of September 30, 2003 would reflect additional property and equipment of $13.7 million and additional debt of $12.5 million. Our Consolidated Statements of Operations would reflect a one-time non-operating charge of approximately $1.9 million, which represents the difference in timing of the LLC’s revenue and expense recognition under FIN 46 and the current accounting standard. We estimate that the impact of adopting FIN 46 on our net future operating results would not be significant.

        As of September 30, 2003, future minimum payments, including interest, due under our contractual lease obligations are as follows (in thousands):

	Payments Due by Period
	Total	1 year	2-3 years	4-5 years	After 5 years
Capital lease obligations	$5,380	$2,548	$2,743	$89	$—
Operating leases	36,261	3,079	6,330	6,153	20,699

Total contractual lease obligations	$41,641	$5,627	$9,073	$6,242	$20,699

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

Critical Accounting Policies

        Certain of our accounting policies require the application of management judgment in making estimates and assumptions that affect the amounts reported in the consolidated financial statements and disclosures made in the accompanying notes. Those estimates and assumptions are based on historical experience and various other factors deemed to be applicable and reasonable under the circumstances. The use of judgment in determining such estimates and assumptions is by nature, subject to a degree of uncertainty. Accordingly, actual results could differ from the estimates made. Management believes there have been no material changes during the nine month period ended September 30, 2003 to the critical accounting policies reported in the Management’s Discussion and Analysis section of our annual report on Form 10-K for the year ended December 31, 2002.

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

        In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. FIN 46 requires the consolidation of certain variable interest entities by the primary beneficiary of the entity if the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties or if the equity investors lack the characteristics of a controlling financial interest. FIN 46 is effective for variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 were initially to have been applied in the first interim or annual period beginning after June 15, 2003. The FASB postponed implementation of FIN 46 in October 2003. Currently, the provisions of FIN 46 must be applied in the first interim or annual period ending after December 15, 2003. Refer to the discussion on Liquidity and Capital Resources in Management’s Discussion and Analysis of Financial Condition and Results of Operations for discussion of the potential effect of adopting FIN 46 on our results of operations and financial position.

Risks and Uncertainties

        The following is a summary description of some of the many risks we face in our business. You should carefully review these risks in evaluating our business, including the businesses of our subsidiaries. You should also consider the other information described in this report.

RISKS RELATED TO US AND OUR BUSINESS

Our product development and commercialization involves a number of uncertainties, and we may never generate sufficient revenues from the sale of products to become profitable.

        We were founded in 1987. We have incurred significant losses since our inception. At September 30, 2003, our accumulated deficit was approximately $662 million. To date, we have received the majority of our revenues from our collaborative arrangements and only began receiving revenues from the sale of pharmaceutical products in 1999. To become profitable, we must successfully develop, clinically test, market and sell our products. Even if we achieve profitability, we cannot predict the level of that profitability or whether we will be able to sustain profitability. We expect that our operating results will fluctuate from period to period as a result of differences in when we incur expenses and receive revenues from product sales, collaborative arrangements and other sources. Some of these fluctuations may be significant.

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

        Developing the sales force to market and sell products is a difficult, expensive and time-consuming process. We have developed a US sales force of about 95 people. We also rely on third-party distributors to distribute our products. The distributors are responsible for providing many marketing support services, including customer service, order entry, shipping, billing and customer reimbursement assistance. In Europe, we currently rely on other companies to distribute and market our products. We have entered into agreements for the marketing and distribution of our products in territories such as the United Kingdom, Germany, France, Spain, Portugal, Greece, Italy and Central and South America and have established a subsidiary, Ligand Pharmaceuticals International, Inc., with a branch in London, England, to coordinate our European marketing and operations. Our reliance on these third parties means our results may suffer if any of them are unsuccessful or fail to perform as expected. We may not be able to continue to expand our sales and marketing capabilities sufficiently to successfully commercialize our products in the territories where they receive marketing approval. With respect to our co-promotion or licensing arrangements, for example our co-promotion agreement for AVINZA®, any revenues we receive will depend substantially on the marketing and sales efforts of others, which may or may not be successful.

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
  the time and costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims;
  competing technological and market developments;
  our ability to establish additional collaborations;
  changes in our existing collaborations;
  the cost of manufacturing scale-up; and
  the effectiveness of our commercialization activities.

        We currently estimate our research and development expenditures over the next 3 years to range between $250 million and $325 million. However, we base our outlook regarding the need for funds on many uncertain variables. Such uncertainties include regulatory approvals, the timing of events outside our direct control such as product launches by partners and the success of such product launches, negotiations with potential strategic partners and other factors. Any of these uncertain events can significantly change our cash requirements as they determine such one-time events as the receipt of major milestones and other payments.

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

        We have incurred losses since our inception and may not generate positive cash flow to fund our operations for one or more years. As a result, we may need to complete additional equity or debt financings to fund our operations. Our inability to obtain additional financing could adversely affect our business. Financings may not be available at all or on favorable terms. In addition, these financings, if completed, still may not meet our capital needs and could result in substantial dilution to our stockholders. For instance, in February and March 2002 we issued to Elan an aggregate of 6.3 million shares upon the conversion of zero coupon convertible senior notes held by Elan, and in April 2002 and September 2003 we issued an aggregate of 7.7 million shares of our common stock in private placements. These transactions have resulted in the issuance of significant numbers of new shares. In addition, in November 2002 we issued in a private placement $155.3 million in aggregate principal amount of our 6% convertible subordinated notes due 2007, which could be converted into 25,149,025 shares of our common stock.

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

        Before we obtain the approvals necessary to sell any of our potential products, we must show through preclinical studies and human testing that each product is safe and effective. We and our partners have a number of products moving toward or currently in clinical trials, the most significant of which are our Phase III trials for Targretin® capsules in NSCLC and three Phase III trials by our partners involving bazedoxifene and lasofoxifene. Failure to show any product’s safety and effectiveness would delay or prevent regulatory approval of the product and could adversely affect our business. The clinical trials process is complex and uncertain. The results of preclinical studies and initial clinical trials may not necessarily predict the results from later large-scale clinical trials. In addition, clinical trials may not demonstrate a product’s safety and effectiveness to the satisfaction of the regulatory authorities. A number of companies have suffered significant setbacks in advanced clinical trials or in seeking regulatory approvals, despite promising results in earlier trials. The FDA may also require additional clinical trials after regulatory approvals are received, which could be expensive and time-consuming, and failure to successfully conduct those trials could jeopardize continued commercialization.

        The rate at which we complete our clinical trials depends on many factors, including our ability to obtain adequate supplies of the products to be tested and patient enrollment. Patient enrollment is a function of many factors, including the size of the patient population, the proximity of patients to clinical sites and the eligibility criteria for the trial. For example, each of our Phase III Targretin® clinical trials involves approximately 600 patients and requires significant time and investment to complete, including enrollment of patients and the ongoing gathering and analyzing of data. Delays in patient enrollment may result in increased costs and longer development times. In addition, our collaborative partners have rights to control product development and clinical programs for products developed under the collaborations. As a result, these collaborators may conduct these programs more slowly or in a different manner than we had expected. Even if clinical trials are completed, we or our collaborative partners still may not apply for FDA approval in a timely manner or the FDA still may not grant approval.

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

        Some of the drugs that we are developing and marketing will compete with existing treatments. In addition, several companies are developing new drugs that target the same diseases that we are targeting and are taking IR-related and STAT-related approaches to drug development. The principal products competing with our products targeted at the cutaneous t-cell lymphoma market are Supergen/Abbott’s Nipent and interferon, which is marketed by a number of companies, including Schering-Plough’s Intron A. Products that compete with AVINZA® include Purdue Pharma L.P.’s OxyContin and MS Contin, Janssen Pharmaceutica Products, L.P.’s Duragesic, Elan’s Oramorph SR, Faulding’s Kadian and generic sustained release morphine sulfate. Many of our existing or potential competitors, particularly large drug companies, have greater financial, technical and human resources than us and may be better equipped to develop, manufacture and market products. Many of these companies also have extensive experience in preclinical testing and human clinical trials, obtaining FDA and other regulatory approvals and manufacturing and marketing pharmaceutical products. In addition, academic institutions, governmental agencies and other public and private research organizations are developing products that may compete with the products we are developing. These institutions are becoming more aware of the commercial value of their findings and are seeking patent protection and licensing arrangements to collect payments for the use of their technologies. These institutions also may market competitive products on their own or through joint ventures and will compete with us in recruiting highly qualified scientific personnel.

Third-party reimbursement and health care reform policies may reduce our future sales.

        Sales of prescription drugs depend significantly on the availability of reimbursement to the consumer from third party payers, such as government and private insurance plans. These third party payers frequently require drug companies to provide predetermined discounts from list prices, and they are increasingly challenging the prices charged for medical products and services. Our current and potential products may not be considered cost-effective, and reimbursement to the consumer may not be available or sufficient to allow us to sell our products on a competitive basis. For example, we have current and recurring discussions with insurers regarding reimbursement rates for our drugs, including AVINZA®. We may not be able to negotiate favorable reimbursement rates for our products or may have to pay significant discounts to obtain favorable rates. Only one of our products, ONTAK®, is currently eligible to be reimbursed by Medicare. Recently-enacted changes by Medicare to the hospital outpatient payment reimbursement system may adversely affect reimbursement rates for ONTAK®.

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

        Our strategy for developing and commercializing many of our potential products, including products aimed at larger markets, includes entering into collaborations with corporate partners, licensors, licensees and others. These collaborations provide us with funding and research and development resources for potential products for the treatment or control of metabolic diseases, blood disorders, women’s health disorders, inflammation, cardiovascular disease, cancer, skin disease, and osteoporosis. These agreements also give our collaborative partners significant discretion when deciding whether or not to pursue any development program. Our collaborations may not continue or be successful.

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

  the results of research or development testing of ours or our competitors’ products;
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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        At September 30, 2003, our investment portfolio included fixed-income securities of $4.4 million. At September 30, 2003, we held no other market risk sensitive instruments. Our fixed-income securities are subject to interest rate risk and will decline in value if interest rates increase. This risk is mitigated, however, due to the relatively short effective maturities of the debt instruments in our investment portfolio. Accordingly, an immediate 10% change in interest rates would have no material impact on our financial condition, results of operations or cash flows. Declines in interest rates over time would, however, reduce our interest income.

        We do not have a significant level of transactions denominated in currencies other than U.S. dollars and as a result we have limited foreign currency exchange rate risk. The effect of an immediate 10% change in foreign exchange rates would have no material impact on our financial condition, results of operations or cash flows.

ITEM 4. CONTROLS AND PROCEDURES

        (a)   Evaluation of disclosure controls and procedures. An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of the end of the period covered by this report are effective to ensure that material information required to be disclosed by the Company, including its consolidated subsidiaries, in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

        (b)   Changes in internal controls.There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

PART II.   OTHER INFORMATION
ITEM 1.   LEGAL PROCEEDINGS

         On December 11, 2001, a lawsuit was filed in the United States District Court for the District of Massachusetts against the Company by the Trustees of Boston University and other former stakeholders of Seragen. The suit was subsequently transferred to federal district court in Delaware. The complaint alleges breach of contract, breach of the implied covenants of good faith and fair dealing and unfair and deceptive trade practices based on, among other things, allegations that the Company wrongfully withheld approximately $2.1 million in consideration due the plaintiffs under the Seragen acquisition agreement. This amount had been previously accrued for in the Company’s financial statements. The complaint seeks payment of the withheld consideration and treble damages.

         The court subsequently granted Ligand’s motion to dismiss the unfair and deceptive trade practices claims (i.e. the treble damages claims), granted Boston University’s motion for summary judgment, and in November 2003 entered judgment for Boston University. We intend to appeal the judgment.

         We believe that this lawsuit is without merit and will continue to vigorously defend against it. Due to the uncertainty of the process, timing, and ultimate outcome of this matter, the impact on future financial results is not subject to reasonable estimates.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

        During the three month period ended September 30, 2003, we issued the following securities:

        On September 11, 2003, we issued 3,483,593 shares of our common stock in an unregistered transaction to selected institutional and accredited investors, including several current Ligand investors, for aggregate consideration of approximately $47 million. In connection with the issuance of the shares, we paid $2.0 million in cash compensation to the placement agents. We subsequently registered the resale of all of these shares on a Form S-3 registration statement (No. 333-109172), filed on September 26, 2003, as amended October 8, 2003, and declared effective on October 8, 2003. The shares were issued under a claim of exemption under Regulation D promulgated by the SEC or, alternatively, under Section 4(2) of the Securities Act.

        This transaction did not involve a public offering. Appropriate legends were affixed to the stock certificates, as applicable, issued in such transactions. We believe each transferee had adequate access to information about us to make an informed investment decision and each transferee is an accredited investor within the meaning of Rule 501 of Regulation D.

ITEM 6. (A)   EXHIBITS

Exhibit 3.1 (1)	Amended and Restated Certificate of Incorporation of the Company (Filed as Exhibit 3.2).
Exhibit 3.2 (1)	Bylaws of the Company, as amended (Filed as Exhibit 3.3).
Exhibit 3.3 (2)	Amended Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Company.
Exhibit 3.5 (5)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company dated June 14, 2000.
Exhibit 4.1 (6)	Specimen stock certificate for shares of Common Stock of the Company.
Exhibit 4.2 (3)	Preferred Shares Rights Agreement, dated as of September 13, 1996, by and between the Company and Wells Fargo Bank, N.A. (Filed as Exhibit 10.1)
Exhibit 4.3 (4)	Amendment to Preferred Shares Rights Agreement, dated as of November 9, 1998, between the Company and ChaseMellon Shareholder Services, L.L.C., as Rights Agent (Filed as Exhibit 99.1).

Exhibit 4.4 (7)	Second Amendment to the Preferred Shares Rights Agreement, dated as of December 23, 1998, between the Company and ChaseMellon Shareholder Services, L.L.C., as Rights Agent (Filed as Exhibit 1).
Exhibit 4.7 (8)	Fourth Amendment to the Preferred Shares Rights Agreement and Certification of Compliance with Section 27 Thereof, dated as of October 3, 2002, between the Company and Mellon Investor Services LLC, as Rights Agent.
Exhibit 4.8 (9)	Registration Rights Agreement dated November 26, 2002 between Ligand Pharmaceuticals Incorporated and UBS Warburg LLC. (Filed as Exhibit 4.2)
Exhibit 4.9 (9)	Indenture dated November 26, 2002, between Ligand Pharmaceuticals Incorporated and J.P. Morgan Trust Company, National Association, as trustee, with respect to the 6% convertible subordinated notes due 2007. (Filed as Exhibit 4.3).
Exhibit 4.10 (9)	Form of 6% Convertible Subordinated Note due 2007. (Filed as Exhibit 4.4).
Exhibit 4.11 (9)	Pledge Agreement dated November 26, 2002, between Ligand Pharmaceuticals Incorporated and J.P. Morgan Trust Company, National Association. (Filed as Exhibit 4.5).
Exhibit 4.12 (9)	Control Agreement dated November 26, 2002, among Ligand Pharmaceuticals Incorporated, J.P. Morgan Trust Company, National Association and JP Morgan Chase Bank. (Filed as Exhibit 4.6).
Exhibit 10.261	Letter Agreement, dated July 1, 2003, between the Company and Paul V. Maier.
Exhibit 10.262	Letter Agreement, dated July 1, 2003, between the Company and Ronald C. Eld.
Exhibit 10.263	Separation Agreement and General Release, effective July 10, 2003, between the Company and Thomas H. Silberg (with certain confidential portions omitted).
Exhibit 99.1	Certification by Principal Executive Officer, Pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 99.2	Certification by Principal Financial Officer, Pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 99.3	Certification by Principal Executive Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 99.4	Certification by Principal Financial Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

__________________________________

(1)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Registration Statement on Form S-4 (No. 333-58823) filed on July 9, 1998.
(2)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 1999.
(3)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Registration Statement on Form S-3 (No. 333-12603) filed on September 25, 1996, as amended.
(4)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with, the Registration Statement on Form 8-A/A Amendment No. 1 (No. 0-20720) filed on November 10, 1998.
(5)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Annual Report on Form 10-K for the period ended December 31, 2000.

(6)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Registration Statement on Form S-1 (No. 33-47257) filed on April 16, 1992 as amended.
(7)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Registration Statement on Form 8-A/A Amendment No. 2 (No. 0-20720) filed on December 24, 1998.
(8)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2002.
(9)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Registration Statement on Form S-3 (no. 333-102483) filed on January 13, 2003, as amended.

ITEM 6. (B)   REPORTS ON FORM 8-K

         The following reports on Form 8-K were filed or furnished during the quarter ended September 30, 2003:

Date of Filing	Description
July 28, 2003	Item 7 and 12, Disclosure of Results of Operations and Financial Condition	—	Ligand Reports Record Revenues for Second Quarter 2003: Net Product Sales Increase 140%, Total Revenues Up 52%
September 11, 2003	Item 5 and 7, Other Events	—	Ligand Raises $47 Million in Private Placement of Common Stock

LIGAND PHARMACEUTICALS INCORPORATED

September 30, 2003

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 10, 2003	Ligand Pharmaceuticals Incorporated By: /S/ PAUL V.MAIER Paul V. Maier Senior Vice President, Chief Financial Officer