Form 10-K
period 2003-12-31
LIGAND PHARMACEUTICALS INC
filed 2004-03-12
CIK 886163

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_____________________

FORM 10-K
_____________________

                                                                Mark One

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2003
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
Common Stock, $.001 par value

Preferred Share Purchase Rights
(Title of Class)

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X] No [  ]

         The aggregate market value of the Registrant's voting stock held by non-affiliates as of June 30, 2003, computed by reference to the closing price as quoted by the NASDAQ National Stock Market as of that date, was approximately $727,330,712. For purposes of this calculation, shares of Common Stock held by directors, officers and 5% stockholders known to the Registrant have been deemed to be owned by affiliates which should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant or that such person is controlled by or under common control with the Registrant.

         As of February 27, 2004, the Registrant had 73,358,539 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's Proxy Statement to be filed not later than 120 days after December 31, 2003, in connection with the Registrant's 2004 Annual Meeting of Stockholders, referred to herein as the "Proxy Statement," are incorporated by reference into Part III of this Form 10-K. Certain exhibits filed with the Registrant's prior registration statements and period reports under the Securities Exchange Act of 1934 are incorporated herein by reference into Part IV of this Report.

i

GLOSSARY

PRODUCTS AND INDICATIONS

ONTAK®(denileukin diftitox)	Approved in February 1999 for sale in the U.S. for the treatment of patients with persistent or recurrent cutaneous T-cell lymphoma whose malignant cells express the CD25 component of the Interleukin-2 receptor.
Targretin®(bexarotene) capsules	Approved in December 1999 for sale in the U.S. and in March 2001 for sale in Europe for the treatment of cutaneous manifestations of cutaneous T-cell lymphoma in patients who are refractory to at least one prior systemic therapy.
Targretin®(bexarotene) gel 1%	Approved in June 2000 for sale in the U.S. for the topical treatment of cutaneous lesions in patients with cutaneous T-cell lymphoma (Stage 1A and 1B) who have refractory or persistent disease after other therapies or who have not tolerated other therapies.
Panretin®gel (alitretinoin) 0.1%	Approved in February 1999 for sale in the U.S. and in October 2000 for sale in Europe for the topical treatment of cutaneous lesions of patients with AIDS-related Kaposi's sarcoma.
AVINZA®	Approved in March 2002 for sale in the U.S. for the once-daily treatment of moderate-to-severe pain in patients who require continuous, around-the-clock opioid therapy for an extended period of time.

CTCL HIV HRT KS NHL NSCLC CLL GVHD	Cutaneous T-cell lymphoma Human immunodeficiency virus Hormone replacement therapy Kaposi's sarcoma Non-Hodgkin's lymphoma Non-small cell lung cancer Chronic lymphocytic leukemia Graft-versus-host disease

SCIENTIFIC TERMS

AR ER GR IR JAK MR PPAR PR RAR RR RXR SARM SERM SGRM STAT	Androgen Receptor
Estrogen Receptor
Glucocorticoid Receptor
Intracellular Receptor
Janus Kinase family of tyrosine protein kinases
Mineralocorticoid Receptor
Peroxisome Proliferation Activated Receptor
Progesterone Receptor
Retinoic Acid Receptor
Retinoid Responsive Intracellular Receptor
Retinoid X Receptor
Selective Androgen Receptor Modulator
Selective Estrogen Receptor Modulator
Selective Glucocorticoid Receptor Modulator
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

        References to Ligand Pharmaceuticals Incorporated (“Ligand”, the “Company”, “we” or “our”) include our wholly owned subsidiaries - Glycomed Incorporated; Ligand Pharmaceuticals (Canada) Incorporated; Ligand Pharmaceuticals International, Inc.; and Seragen, Inc. ("Seragen").

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

        We currently market four oncology products in the United States: Panretin® gel, ONTAK® and Targretin® capsules, each of which was approved by the FDA in 1999; and Targretin® gel, which was approved by the FDA in 2000. Our fifth and newest product, AVINZA®, is a treatment for chronic, moderate-to-severe pain that was approved by the FDA in March 2002. In Europe, the European Community (“EC”) granted a Marketing Authorization (MA) for Panretin® gel in October 2000 and an MA for Targretin® capsules in March 2001. We also continue efforts to acquire or in-license products, such as ONTAK® and AVINZA ®, which have near-term prospects of FDA approval and which can be marketed by our specialty sales forces. We are developing additional products through our internal development programs and currently have various products in clinical development, including marketed products that we are testing for larger market indications such as non-small cell lung cancer (NSCLC), chronic lymphocytic leukemia (CLL) and hand dermatitis.

        We have formed research and development collaborations with numerous global pharmaceutical companies, including Abbott Laboratories, Allergan, Inc., Bristol-Myers Squibb, Eli Lilly & Company, GlaxoSmithKline, Organon (Akzo Nobel), Pfizer Inc., TAP Pharmaceutical Products, Inc. (TAP), and Wyeth. At the end of 2003, our corporate partners had 11 Ligand products in human development, and numerous compounds on an IND track, or in preclinical and research stages. These corporate partner products are being studied for the treatment of large market indications such as osteoporosis, diabetes, contraception and cardiovascular disease. Three of these partner products are in pivotal Phase III clinical trials: lasofoxifene, which is being developed by Pfizer for osteoporosis and other indications; and bazedoxifene, which is being developed by Wyeth as monotherapy for osteoporosis and in combination with Wyeth’s PREMARIN® as hormone replacement therapy (HRT). A fourth partner product, LY519818, is being developed by Eli Lilly & Company for the treatment of type 2 diabetes which has announced its advancement into Phase III registration studies after appropriate consultation with the FDA.

        Internal and collaborative research and development programs are built around our proprietary science technology, which is based on our leadership position in gene transcription technology. Our proprietary technologies involve two natural mechanisms that regulate gene activity: non-peptide hormone-activated IRs, and cytokine and growth factor activated STATs. Panretin® gel, Targretin® capsules, Targretin® gel and most of our corporate partner products currently on human development track are IR modulators, discovered using our IR technology. SB-497115, which Glaxo moved into clinical studies for thrombocytopenia in 2002, was discovered using our STATs expertise.

        In late 1998, we assembled a specialty oncology and HIV-center sales and marketing team to market in the U.S. products developed, acquired or licensed by us. In late 1999, we expanded our U.S. sales force from approximately 20 to approximately 40 sales representatives to support the launch of Targretin® capsules and Targretin® gel and increase market penetration of ONTAK® and Panretin® gel. In 2001, we expanded our sales force to approximately 50 sales representatives, including approximately 20 full-time contract sales representatives who focus on the dermatology market. In 2002, to support the launch of AVINZA ®, we redirected these contract sales representatives to call on high-prescribing pain specialists. Also in 2002, we hired approximately another 30 representatives to call on pain specialists, bringing the total number of representatives selling only AVINZA ® to approximately 50. In 2003, we expanded our specialty pain sales force to approximately 70 representatives. In addition, more than 700 Organon sales representatives promote AVINZA ® as a result of the co-promotion agreement we established in early 2003 (see “AVINZA ® Co-Promotion Agreement with Organon”). At the end of 2003, we had approximately 25 sales representatives promoting our in-line oncology products. Internationally, through marketing and distribution agreements with Elan, Ferrer International and Alfa Wassermann, we have established marketing and distribution capabilities in Europe, as well as Central and South America. In February 2004, Elan and Medeus Pharma Limited (“Medeus”) announced that Medeus had acquired Elan’s European sales and marketing business, and that the acquisition included the marketing and distribution rights to certain Ligand products in Europe.

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

Building a Specialty Pharmaceutical Franchise in the U.S., Europe and Latin America.

        Our strategy with respect to specialty pharmaceutical products is to develop a product pipeline based on our IR and STAT technologies and acquired and in-licensed products, and to market these products initially with a specialized sales force in the U.S. and through marketing partners in selected international markets. Ligand’s international partners are Elan (principally in Western and Eastern Europe), Ferrer (in Spain, Portugal, Greece, Central and South America) and Alfa Wassermann (in Italy). See “Overview” discussion above regarding Elan’s announcement to sell their European sales and marketing business to Medeus.

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

Building a Collaborative-Based Business in Large Product Markets.

        Our strategy in our collaborative research and development business is to share the risks and benefits of discovering and developing drugs to treat diseases that are beyond our strategic focus or resources. These diseases typically affect large populations often treated by primary care physicians. Drugs to treat these diseases may be more costly to develop and/or market effectively with a small specialty sales force. On the other hand, drugs approved for these indications may have large market potential – often in excess of $1 billion annually in global sales.

        We have nine collaborative arrangements with global pharmaceutical companies focusing on a broad range of disease targets.

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

Ligand Marketed Products

        U.S. Specialty Pharmaceutical Franchise. We currently market five pharmaceutical products in the U.S.

Marketed Product	Approved Indication	European Status	Additional Indications in Development
AVINZA®	Chronic, moderate-to-severe pain	N/A	None
ONTAK®	CTCL	MAA withdrawn	CLL, B-cell NHL, other T-cell lymphomas, psoriasis, NSCLC
Targretin®capsules	CTCL	MA issued	NSCLC, psoriasis, renal cell cancer, prostate/colon cancer
Targretin®gel	CTCL	MAA withdrawn	Hand dermatitis, psoriasis
Panretin®gel	KS	MA issued	None

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

        ONTAK®. ONTAK® was approved by the FDA and launched in the U.S. in February 1999 as our first product for the treatment of patients with CTCL. ONTAK® was the first treatment to be approved for CTCL in nearly 10 years. ONTAK® is currently in Phase II clinical trials for the treatment of patients with CLL, B-cell NHL, other T-cell lymphomas, NSCLC, and GVHD. Results from several of these studies were reported in 2002 and 2003. Ligand's top priority for additional ONTAK® development is CLL, and we began a large-scale Phase II study in 2003. Clinical trials using ONTAK® for the treatment of patients with psoriasis and rheumatoid arthritis also have been conducted, and further trials are being considered. These indications provide significantly larger market opportunities than CTCL. A European MAA for CTCL was filed in December 2001, which we withdrew in April 2003. It was our assessment that the cost of the additional clinical and technical information requested by the European Agency for the Evaluation of Medicinal Products (EMEA) would be better spent on the acceleration of the second generation ONTAK® development. We expect to resubmit the ONZAR™ application with the second generation product in 2005.

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

        Targretin® gel. We launched U.S. sales and marketing of Targretin® gel in September 2000 following receipt of FDA approval in June 2000. Targretin® gel offers patients with refractory, early stage CTCL a novel, non-invasive, self-administered treatment topically applied only to the affected areas of the skin. Targretin® gel is currently in clinical development for hand dermatitis. In 2002 and early 2003, we reported exciting Phase I/II data that showed nearly 40% of patients with chronic, severe hand dermatitis improved by 90% or more after being treated with Targretin® gel monotherapy and nearly 80% responded with greater than 50% improvement. Based on these promising results, we intend to design and implement Phase II/III registration trials in hand dermatitis. We filed an MAA in Europe for CTCL in March of 2001, but withdrew it in 2002. Due to the small size of the European early stage CTCL market and the limited revenue potential of Targretin® gel, we believed that the additional comparative clinical studies requested by the EMEA were not economically justified.

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

AVINZA ®. AVINZA ® was approved by the FDA in March 2002 for the once-daily treatment of moderate-to-severe pain in patients who require continuous, around-the-clock opioid therapy for an extended period of time. We launched the product in the second quarter of 2002. AVINZA ® consists of two components: an immediate-release component that rapidly achieves plateau morphine concentrations in plasma, and an extended-release component that maintains plasma concentrations throughout a 24-hour dosing interval. This unique drug delivery technology makes AVINZA ® the only true once-daily sustained release opioid. AVINZA ® was developed by Elan, which licensed the U.S. and Canadian rights to us in 1998. The U.S. sustained-release opioid market grew to approximately $3.5 billion in 2003, the largest initial market we have entered. Because tens of thousands of U.S. physicians prescribe sustained-release opioids, our goal has long been to co-promote the product with another company to maximize its potential. Early in 2003, we finalized a co-promotion agreement with Organon. Together, we achieved the No. 2 share of voice in the sustained-release opioid marketplace with initially more than 800 combined sales representatives.

AVINZA® Co-Promotion Agreement with Organon

        In February 2003, Organon, a business unit of Akzo Nobel, and Ligand announced that the companies would co-promote AVINZA® with initially more than 800 sales representatives in the United States.

        Organon brings strong relationships in primary care, anesthesiology, hospitals and managed care to support AVINZA®. Through the agreement with Organon, Ligand gains strong partner resource commitments in primary care, hospitals and managed care to maximize AVINZA®‘s potential as our largest near-term commercial opportunity. In addition, the agreement includes a risk/return-balanced set of economics that incentivizes Organon to achieve much greater success than Ligand could alone, that provides a positive operational EPS driver to Ligand, and that enables an attractive return on our cumulative investments in AVINZA®. Finally, the agreement strengthens our capabilities in retail and wholesale distribution, medical marketing and managed care to support AVINZA®. Joint co-promotion efforts began in March of 2003.

         AVINZA® achieved the No. 2 share of voice in the sustained-release opioid marketplace with a combined sales force of more than 800 representatives, and appropriately scaled investments in other medical marketing. Ligand promotes AVINZA® with its specialty pain sales force of nearly 70 representatives. Organon promotes the product with more than 700 representatives in three sales forces: primary care, hospital (anesthesiology) and specialty (pain centers). In addition, Organon brings critical capabilities with key accounts, managed care and long-term care to accelerate AVINZA®‘s growth.

        Under the companies’ agreement, Ligand records all sales of AVINZA®. Ligand will pay Organon a percentage of AVINZA®‘s net sales based on the following schedule:

Annual Net Sales of AVINZA®	% of Incremental Net Sales Paid to Organon by Ligand
$0-35 million (2003 only)	0% (2003 only)
$0-150 million	30%
$150-300 million	40%
$300-425 million	50%
>$425 million	45%

        Organon and Ligand share equally all costs for advertising and promotion, medical affairs and clinical trials. Each company is responsible for its own sales force costs and other expenses. Both companies have made significant commitments to conduct a minimum number of sales calls, with AVINZA® in primary or secondary position, over the term of the agreement.

        The initial term of the co-promotion agreement, which applies only to the U.S. market, is 10 years. Any time prior to the end of year five, Organon has an option to extend the agreement to 2017, the end of the term of a key AVINZA® patent, by making a $75 million payment to Ligand.

        To provide overall governance of the partnership, Organon and Ligand established a steering committee with three senior executives from each company. The chair of the steering committee will alternate between Organon and Ligand on an annual basis. Organon and Ligand also formed a commercial committee to design and coordinate all sales, marketing and distribution activities for AVINZA®. The commercial committee is co-chaired by one Organon and one Ligand employee. The commercial committee established a clinical/regulatory subcommittee to design and coordinate all medical, clinical and regulatory activities for AVINZA®.

Product Development Process

        There are three phases in product development — the research phase, the preclinical phase and the clinical trials phase. See “Government Regulation” for a more complete description of the regulatory process involved in developing drugs. At Ligand, activities during the research phase include research related to specific IR and STAT targets and the identification of lead compounds. Lead compounds are chemicals that have been identified to meet pre-selected criteria in cell culture models for activity and potency against IR or STAT targets. More extensive evaluation is then undertaken to determine if the compound should enter preclinical development. Once a lead compound is selected, chemical modification of the compound is undertaken to create an optimal drug candidate.

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

Program	Disease/Indication	Development Phase
AVINZA®	Chronic, moderate-to-severe pain	Marketed in U.S. Phase IIIB/IV
ONTAK®	CTCL CLL Peripheral T-cell lymphoma B-cell NHL Psoriasis (severe) NSCLC third line	Marketed in U.S. Phase II Phase II Phase II Phase II Phase II
Targretin®capsules	CTCL NSCLC first-line NSCLC monotherapy NSCLC second/third line Advanced breast cancer Psoriasis (moderate to severe) Renal cell cancer	Marketed in U.S. Phase III Planned Phase II/III Phase II Phase II Phase II Phase II

Program	Disease/Indication	Development Phase
Targretin® gel	CTCL Hand dermatitis (eczema) Psoriasis	Marketed in U.S. Phase II Phase II
Panretin® gel	KS	Marketed in U.S.
Panretin®capsules (1)	KS Bronchial metaplasia	Phase II Phase II
LGD1550 (RAR agonist)	Advanced cancers Acne Psoriasis	Phase II Pre-clinical Pre-clinical
LGD1331 (Androgen antagonist)	Prostate cancer, hirsutism, acne, androgenetic alopecia	Pre-clinical
LGD5552 (Glucocorticoid agonists)	Inflammation, cancer	Pre-clinical
Mineralocorticoid receptor modulators	Congestive heart failure, hypertension	Research

        (1)  See detailed discussion of Panretin® capsules below.

ONTAK® Development Programs

        ONTAK® is a fusion protein that represents the first of a new class of targeted cytotoxic biologic agents. Rights to ONTAK® were acquired from Eli Lilly in 1997 and in the acquisition of Seragen in 1998. ONTAK® is marketed in the U.S. for patients with CTCL, which affects approximately 16,000 people in the U.S. In addition to ongoing CTCL trials, we are, or may be, conducting clinical trials with ONTAK® in patients with CLL, peripheral T-cell lymphoma, B-cell NHL, psoriasis, NSCLC, and GVHD, indications that represent significantly larger market opportunities than CTCL.

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

        Separately, a study of ONTAK® in patients with relapsed or refractory B-and T-cell NHL conducted by researchers from the M.D. Anderson Cancer Center and published at the 2003 annual meeting of the American Society of Hematology showed that among 39 patients who could be evaluated for a response, four had a complete response, seven had partial responses, and ten had stable disease, indicating that more than half of patients with relapsed or refractory NHL benefited from treatment. NHL affects approximately 300,000 people in the U.S. and Ligand estimates that more than 50,000 of these patients would be candidates for ONTAK® therapy.

        ONTAK® is also being evaluated to treat chronic lymphocytic leukemia (CLL), which affects more than 60,000 people in the U.S. At the American Society of Hematology annual meeting in 2002, researchers from Wake Forest University reported results from a preliminary Phase II study that showed ONTAK reduced CLL in blood cells, lymph nodes and bone marrow. In the study, nine of 10 patients with fludarabine-refractory, CD25-positive, B-cell CLL who received at least three courses of ONTAK® experienced reductions in peripheral CLL cells, with three of these patients showing reductions of at least 99%. In addition, six of 10 patients showed reductions in the diameter of their cancerous lymph nodes, with one patient showing an 80% reduction. One of 12 patients showed a partial remission, with 80% node shrinkage and 100% clearance of CLL cells from bone marrow. Based on these encouraging results, Ligand began a large-scale Phase II study in 2003.

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

        In August 2000, we reported that Phase I/II clinical results demonstrated that Targretin® capsules, in conjunction with chemotherapy, may be an effective treatment for patients with NSCLC and renal cell cancer. These results were published in the May 2001 issue of the Journal of Clinical Oncology. These results add to a growing body of evidence that suggests Targretin® therapy may delay disease progression and extend survival of patients with some forms of solid tumors. This body of evidence led us to begin two large-scale Phase III clinical studies in 2001 to demonstrate conclusively Targretin® capsules’ benefit in the treatment of patients with NSCLC. One of these multi-center studies is evaluating Targretin® in combination with the chemotherapy drugs cisplatin and vinorelbine, and is being conducted primarily in Europe. The other multi-center study is examining Targretin® in combination with carboplatin and paclitaxel, and is being conducted mainly in the U.S. Both studies are randomized with approximately 600 patients each, and have survival as the primary endpoint. By third quarter 2003, we had enrolled 100% of the required patients. We expect to announce survival data in late 2004. The studies are designed to support a supplemental indication for Targretin® capsules for first-line treatment of patients with advanced NSCLC. In 2003 we also began a Phase II study of Targretin® as monotherapy for late-stage lung cancer patients who have failed treatment with chemotherapy or cannot tolerate it. The American Cancer Society estimates that approximately 170,000 Americans are diagnosed with lung cancer each year; of those approximately 80% were diagnosed with NSCLC.

        Our primary focus for Targretin® capsules during 2004 will be NSCLC. We will, however, continue to explore in Phase II trials the potential of Targretin® capsules in combination regimens for the treatment of patients in solid tumor indications as well as psoriasis.

Targretin® Gel Development Program

        Targretin® gel is marketed in the U.S. for patients with refractory CTCL. In 2002 and early 2003, we reported exciting Phase I/II data that showed 39% of patients with chronic, severe hand dermatitis improved by 90% or more after being treated with Targretin® gel monotherapy. In addition, 79% of patients improved by at least 50%. Fifty-five patients with a history of chronic severe hand dermatitis for at least six months were enrolled in the 22-week, randomized, open-label study, which was designed to evaluate safety, tolerability and activity. Patients were treated with Targretin® alone, Targretin® in combination with a medium potency topical steroid, and Targretin® in combination with a low potency topical steroid. Based on these promising results, we intend to design and implement Phase II/III registration trials in hand dermatitis in 2004. There are many subtypes of hand dermatitis, and many causes. Most hand dermatitis is caused by contact with irritating environmental substances, such as chemicals, soaps and cleaning fluids, and some cases are caused by allergic reactions to a wide variety of environmental substances. Ligand estimates that more than 4 million people in the United States have hand dermatitis and seek treatment.

        We filed an MAA for Targretin® gel in Europe for CTCL in March of 2001, but withdrew it in 2002. Due to the small size of the European early stage CTCL market and the limited revenue potential of Targretin® gel, we believed that the additional comparative clinical studies requested by the EMEA were not economically justified.

Panretin ®Capsules Development Programs

        Panretin® capsules have demonstrated clinical promise for the systemic treatment of cutaneous AIDS-related KS, other cancers and skin disorders. We have reported favorable results in two Phase II trials with Panretin® capsules in patients with KS. Encouraging results from a Phase II trial with Panretin® capsules in bronchial metaplasia were published in 2002. The study showed that treatment with Panretin® capsules reversed biomarkers of pre-lung cancer among former smokers. Ligand believes the promising results seen with Panretin® capsules further support the potential benefits of using retinoids to treat lung cancer. Toward that end, Ligand’s top development priority is to move ahead with Phase III studies of Targretin® capsules, which bind selectively to retinoid X receptors, in combination with chemotherapy to treat NSCLC. Further development activities for Panretin® capsules will require additional research and development funding not currently allocated to the product.

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

Selective Glucocorticoid Receptor Modulators Research and Development Program

        As part of the research and development collaboration we entered into with Abbott in 1994, Ligand received exclusive worldwide rights for all anti-cancer products discovered in the collaboration. When the research phase of the collaboration ended in July 1999, Abbott retained rights to certain selective glucocorticoid receptor modulators, or SGRMs. Ligand retained rights to all other compounds discovered through the collaboration, as well as recapturing technology rights. Ligand then initiated an internal effort to develop SGRMs for inflammation, oncology and other therapeutic applications. As a result of that effort, in 2001, we moved several SGRMs into late preclinical development. During 2003, LGD5552 was designated a clinical candidate and is currently on IND track. These non-steroidal SGRM molecules have anti-inflammatory activity that may be useful against diseases such as asthma and rheumatoid arthritis, as well as anti-proliferative effects that could be beneficial in treating certain leukemias and myelomas. Our goal is to develop novel products that maintain the efficacy of corticosteroids but lack the side effects of current therapies, which can include osteoporosis, hyperglycemia and hypertension.

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

        Consistent with this strategy, we formed in June 2001 a joint research and development alliance with TAP Pharmaceutical Products to focus on the discovery and development of SARMs. In December 2003, we announced the extension of this collaboration for an additional year. Please see the “Collaborative Research and Development Programs/Sex Hormone Modulators Collaborative Programs/TAP Collaboration” section below for more details on this alliance.

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

STAT Research Programs

        In contrast to our IR programs, our STAT programs focus on cytokines and growth factors whose receptors are found on the surface of the cell. STATs play a modulating role in the biology of cytokines and growth factors. Many diseases, such as inflammatory conditions, may result from excessive cytokine activity, and others may result from insufficient cytokine activity. See “Technology/Signal Transducers and Activators of Transcription Technology” for a more complete discussion of our STATs expertise. In our STAT programs, we seek to develop drug candidates that mimic the activity of thrombopoietin (TPO) for use in a variety of conditions including cancer and disorders of blood cell formation. In 2002, our partner GlaxoSmithKline moved into clinical studies the first product discovered from our STAT expertise, SB-497115, an oral TPO agonist for the treatment of thrombocytopenia.

Collaborative Research and Development Programs

        We are pursuing several major collaborative drug discovery programs to further develop the research and development of compounds based on our IR technologies. These collaborations focus on several large market indications as estimated in the table below.

Indication Menopausal symptoms Osteoporosis (men and women) Dyslipidemas Contraception Type II diabetes Breast cancer	U.S. Prevalence 48 million 44 million 106 million 38 million 20 million 2 million

        At the end of 2003, 11 of our collaborative product candidates were in human development - lasofoxifene, bazedoxifene, bazedoxifene+PREMARIN®, pipendoxifene, NSP989, NSP989 combo, GW516, LY818, LY929, LY674 and SB497115. Please see note 13 of notes to consolidated financial statements for a description of the financial terms of our key ongoing collaboration agreements. The table below summarizes our collaborative research and development programs, but is not intended to be a comprehensive summary of these programs.

Program	Disease/Indication	Development Phase	Marketing Rights
SEX HORMONE MODULATORS SERMs • Lasofoxifene • Bazedoxifene • Bazedoxifene+PREMARIN® • Pipendoxifene (formerly ERA-923)	Osteoporosis, breast cancer prevention Osteoporosis Osteoporosis prevention Vasometer symptoms Breast cancer	Phase III Phase III Phase III Phase II	Pfizer Wyeth Wyeth Wyeth

Program	Disease/Indication	Development Phase	Marketing Rights
PR modulators • NSP-989 (PR agonist) • NSP-989 combo (PR agonist) • WAY-075 (PR antagonist) • ORG-841 (PR agonist)	Contraception Contraception Contraception, reproductive disorders HRT, contraception, reproductive disorders	Phase II Phase I IND track IND track	Wyeth Wyeth Wyeth Organon
SARMs • LGD2226 / 2941 (androgen agonist)	Male hypogonadism, HRT, female sexual dysfunction, osteoporosis	IND track	TAP
METABOLIC/CARDIOVASCULAR DISEASES PPAR modulators • GW516 • LY818 • LY929 • LY674 • LYWWW (2) • LYYYY (2) • PPAR modulators

Cardiovascular disease, dyslipidemia
Type II diabetes
Type II diabetes, metabolic diseases, dyslipidemia
Atherosclerosis/dyslipidemia
Dyslipidemia
Type II diabetes, metabolic diseases, dyslipidemia
	Type II diabetes, metabolic diseases, dyslipidemia	Phase II Phase II (1) Phase I Phase I IND track IND track Pre-clinical	GlaxoSmithKline Lilly Lilly Lilly Lilly Lilly Lilly
HNF-4 modulators	Type II diabetes, metabolic diseases	Research	Lilly
INFLAMMATORY DISEASES, ONCOLOGY, ANEMIA SB-497115 (TPO agonist)	Thrombocytopenia	Phase I	GlaxoSmithKline

(1)	Lilly decision to advance to Phase III announced March 2004
(2)	Compound number not disclosed.

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

        We have milestone and royalty rights to lasofoxifene, which is being developed by Pfizer for osteoporosis prevention and other diseases. Lasofoxifene is a second-generation estrogen partial agonist discovered through our collaboration with Pfizer. Pfizer has retained marketing rights to the drug. Lasofoxifene has been shown in Phase II clinical studies to reduce bone loss and decrease low-density lipoprotein (“LDL” or “bad” cholesterol) levels. In September 2000, Pfizer announced that it initiated Phase III studies of lasofoxifene for the treatment and prevention of osteoporosis in post-menopausal women. In December 2001, Pfizer announced that two Phase III studies were fully enrolled with more than 1,800 patients, and that an additional Phase III risk reduction trial was underway to evaluate lasofoxifene’s effects on bone mineral density, lipid-lowering and breast cancer prevention. In January of 2003, Pfizer disclosed that this large, 7,500-patient risk-reduction study was fully enrolled.

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

        Wyeth has ongoing clinical studies with two SERMs from the collaboration. Wyeth is developing bazedoxifene (TSE-424) and bazedoxifene+PREMARIN® for the treatment of post-menopausal osteoporosis. Phase III trials were initiated in June 2001. In late 2002, Wyeth disclosed that it had completed enrollment in a Phase III osteoporosis prevention trial, and that it expected enrollment in a bazedoxifene fracture prevention trial to finish in 2003, and that bazedoxifene is on track for regulatory submission in 2005. In addition, Wyeth reiterated its commitment to developing bazedoxifene+PREMARIN® as a progesterone-free treatment for menopausal symptoms in the wake of the well-publicized Women’s Health Initiative (WHI) study of hormone replacement therapies. Ligand believes it is important to recognize that bazedoxifene is a synthetic drug that was specifically designed to increase bone density and reduce cholesterol levels while at the same time protecting breast and uterine tissue. In other words, bazedoxifene may represent a potential solution to some of the side effects associated with progestin in the WHI study.

        Wyeth also has conducted Phase II studies of pipendoxifene (formerly ERA 923) for the treatment of breast cancer. In 2003, Wyeth began Phase II studies of NSP-989, a progesterone agonist that may be useful in contraception and HRT. Wyeth also continues to do preclinical work in the area of PR antagonists.

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

        TAP Collaboration. In June 2001, we entered into a joint research and development alliance with TAP Pharmaceutical Products to focus on the discovery and development of SARMs. SARMs may contribute to the prevention and treatment of diseases including hypogonadism (low testosterone), male and female sexual dysfunction, male and female osteoporosis, frailty, and male HRT. The three-year collaboration carries an option to extend by up to two additional one-year terms. In December 2003, we announced the extension of this collaboration for an additional year.

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

        In 1999, two compounds were advanced to exploratory development: (1) GW544, a PPAR agonist for cardiovascular disease and dyslipidemia; and (2) GW516, a second candidate that is in clinical development for cardiovascular disease and dyslipidemia. GW516 remains in Phase II studies. The American Heart Association estimates that 62 million Americans have some form of cardiovascular disease, and that cardiovascular disease accounts for more than 40% of deaths in the U.S. annually.

        Eli Lilly Collaboration. In November 1997, we entered into a research and development collaboration with Eli Lilly & Co. (Lilly) for the discovery and development of products based upon our IR technology with broad applications in the fields of metabolic diseases, including diabetes, obesity, dyslipidemia, insulin resistance and cardiovascular diseases associated with insulin resistance and obesity. Under the collaboration, Lilly received: (1) worldwide, exclusive rights to our compounds and technology associated with the RXR receptor in the field; (2) rights to use our technology to develop an RXR compound in combination with a SERM in cancer; (3) worldwide, exclusive rights in certain areas to our PPAR technology, along with rights to use PPAR research technology with the RXR technology; and (4) exclusive rights to our HNF-4 receptor and obesity gene promoter technology. Lilly has the right to terminate the development of compounds under the agreements. We would receive rights to certain of such compounds in return for a royalty to Lilly, the rate of which is dependent on the stage at which the development is terminated. In April 2002, Lilly and Ligand announced the companies would extend the collaboration until November of 2003. In May 2003, the companies announced the second extension of the collaboration through November 2004.

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

        In September 2001, we announced that we had earned an undisclosed milestone from Lilly as a result of Lilly’s filing with the FDA an IND for LY818, a PPAR modulator for type II diabetes and metabolic diseases. LY818 entered Phase II studies early in 2003, resulting in a $1.5 million milestone payment. In March 2004, Lilly announced their decision to move LY818 into Phase III registration studies. In June 2002, we announced that we had earned a $1.1 million milestone payment as a result of Lilly’s filing with the FDA an IND for LY929, a PPAR modulator for the treatment of Type II diabetes, metabolic diseases and dyslipidemias. In November 2002, we announced that we had earned a $2.1 million milestone payment as a result of Lilly’s filing with the FDA an IND for LY674, a PPAR modulator for the treatment of dyslipidemias. We will receive additional milestones if these products continue through the development process, and royalties on product sales if the products receive marketing approval. During 2002, Lilly also moved to IND track two other PPAR products, the compound numbers for which have not been disclosed. Lilly and Ligand also have an active preclinical development program.

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

        When the research phase of the collaboration ended in July 1999, Abbott retained rights to certain selective glucorcorticoid receptor modulators, or SGRMs, whose development has now been slowed or halted. Ligand retained rights to all other compounds discovered through the collaboration, as well as recaptured technology rights. Abbott will make milestone and royalty payments on products targeted at inflammation resulting from the collaboration. Each party will be responsible for the development, registration, and commercialization of the products in its respective field.

STATs/Blood Disorders Collaborative Program

        Our proprietary STAT technology is distinct from our IR technology platform. STATs are activated through a receptor located on the surface of the cell, rather than a receptor located within the cell. STAT technology provides us with a second broadly enabling drug discovery platform that has potential applications in cancer, inflammation, asthma, allergy, infectious disease, anemia, obesity, diabetes, and growth disorders. See “Technology/Signal Transducers and Activators of Transcription Technology” for a more complete discussion of our STAT technology. We are pursuing product development opportunities based on our STAT expertise through a collaboration with GlaxoSmithKline.

        GlaxoSmithKline Collaboration. In February 1995, we entered into a research and development collaboration with SmithKline Beecham (now GlaxoSmithKline) to use our proprietary STAT technology to discover and characterize small molecule, orally bioavailable drugs to control hematopoiesis (the formation and development of blood cells) for the treatment of a variety of blood cell deficiencies. In 1998, we announced the discovery of the first non-peptide small molecule that mimics in mice the activity of Granulocyte-Colony Stimulating Factor (“G-CSF”), a natural protein that stimulates production of infection-fighting neutrophils (a type of white blood cell). While this lead compound has only been shown to be active in mice, its discovery is a major scientific milestone and suggests that orally active, small-molecule mimics can be developed not only for G-CSF, but for other cytokines as well.

        A number of lead molecules have been found that mimic the activity of natural growth factors for white cells and platelets. In the fourth quarter of 2002, we earned a $2.0 million milestone payment from GlaxoSmithKline, which has begun human trials of SB-497115, an oral, small molecule drug that mimics the activity of thrombopoietin (TPO), a protein factor that promotes growth and production of blood platelets. There are no approved TPO agents for the treatment or prevention of thrombocytopenias (decreased platelet count). Investigational use of injectable forms of recombinant human TPO has been effective in raising platelet levels in cancer patients undergoing chemotherapy, and has led to accelerated hematopoietic recovery when given to stem cell donors. Some of these investigational treatments have not moved forward to registration due to the development of neutralizing antibodies. Thus, a small molecule TPO mimic with no apparent immunogenic potential and oral activity that may facilitate dosing may provide an attractive therapeutic profile for a major unmet medical need.

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

Dermatology Program

        Allergan. In September 1997, in conjunction with the buyback of Allergan Ligand Retinoid Therapeutics, Inc. (ALRT), we agreed with Allergan to restructure the terms and conditions relating to research, development, and commercialization and sublicense rights for the ALRT compounds. Under the restructured arrangement, we received exclusive, worldwide development, commercialization, and sublicense rights to Panretin® capsules and Panretin® gel, LGD1550, LGD1268 and LGD1324. Allergan received exclusive, worldwide development, commercialization and sublicense rights to LGD4310, an RAR antagonist. Allergan also received LGD4326 and LGD4204, two advanced preclinical RXR selective compounds. In addition, we participated in a lottery with Allergan for each of the approximately 2,000 retinoid compounds existing in the ALRT compound library as of the closing date, with each party acquiring exclusive, worldwide development, commercialization, and sublicense rights to the compounds that they selected. We and Allergan will each pay the other a royalty based on net sales of products developed from the compounds selected by each in the lottery and the other ALRT compounds to which each acquires exclusive rights. We will also pay to Allergan royalties based on our net sales of Targretin® for uses other than oncology and dermatology indications. In the event that we license commercialization rights to Targretin® to a third party, we will pay to Allergan a percentage of royalties payable to us with respect to sales of Targretin® other than in oncology and dermatology indications. During 2001, Allergan elected not to proceed with development of AGN4310 for mucocutaneous toxicity.

Royalty Pharma Agreement

        In March 2002, we announced an agreement with Royalty Pharma AG, which purchased rights to a share of future payments from our collaborative partners’ sales of three SERMs in Phase III development. The SERM products included in the transaction are lasofoxifene, which is in Phase III studies for osteoporosis and other indications at Pfizer, bazedoxifene and bazedoxifene/PREMARIN® , which are in Phase III trials at Wyeth for osteoporosis and as HRT.

        Royalty Pharma paid us $6.0 million in March 2002 in exchange for a right to receive 0.250% of net sales of the three SERMs for a period of 10 years. In the second quarter of 2002, Royalty Pharma exercised its first option to purchase for $3.0 million an additional 0.125% of the SERMs’ potential future sales. In the third quarter of 2002, Royalty Pharma exercised another option to purchase for $3.5 million an additional 0.125% of the SERMs’ potential future sales. In the fourth quarter of 2002, we and Royalty Pharma expanded our SERM royalty agreement and formed a new royalty-sharing partnership around our approved cancer drug Targretin® capsules. Under the revised agreement, Royalty Pharma exercised an expanded option in December 2002 and agreed to pay us $6.775 million for 0.1875% of the SERMs’ potential future sales and for 1% of worldwide sales of Targretin® capsules from January 2003 through 2016. The agreement does not apply to sales of Targretin® capsules outside the United States for CTCL until the product is approved for an indication other than CTCL.

        In October 2003, we and Royalty Pharma amended our existing royalty agreement, and Royalty Pharma exercised an option for $12.5 million in exchange for 0.7% of potential future sales of three selective estrogen receptor modulator (SERM) products for 10 years. Under the revised agreement, Royalty Pharma has three additional options to purchase up to 1.3% of such product net sales for $39.0 million. Additionally, Royalty Pharma agreed to pay cumulative milestones of up to $2.5 million upon the launches of the SERM products (provided they are approved by September 30, 2005). The revised agreement specifies that the options expire in the fourth quarter of 2003 and as NDA acceptance and approval milestones or specified dates are achieved in 2004 and 2005. Royalty Pharma did not exercise its second option for $12.5 million in the fourth quarter of 2003. For the options that are currently structured to expire in 2004 and 2005, the royalty rates owed to Royalty Pharma will be reduced if certain events occur, and if sales of SERM products exceed certain thresholds. In addition, if Phase III data for at least one of the SERM products have not been published by March 31, 2004, these options will have no fixed expiration date. Instead, they must be exercised within 30 days of the applicable development milestone. Overall, through December 2003, Royalty Pharma purchased for $31.8 million the right to receive 1.3875% of the SERMs’ potential future sales, plus 1% of Targretin® capsules sales. Royalty Pharma has remaining options, exercisable at its discretion, to purchase at escalating prices rights to receive up to another 0.8% of the SERMs’ potential future sales for up to $26.5 million in two installments in 2004 and 2005.

        Under the terms of the agreement, unexercised options expire on their due date and cannot be deferred or accelerated. All payments are non-refundable, regardless of whether the products are ever successfully registered or marketed. Milestone payments owed by our partners as the products complete development and registration are not included in the Royalty Pharma agreement and will be paid to us as earned.

Technology

        In our successful efforts to discover new and important medicines, we and our academic collaborators and consultants have concentrated on two areas of research: advancing the understanding of the activities of hormones and hormone-related drugs, and making scientific discoveries related to IR and STAT technologies. We believe that our expertise in these technologies will enable us to develop novel, small-molecule drugs acting through IRs or STATs with more target-specific properties than currently available drugs. Our efforts may result either in improved therapeutic and side effect profiles and new indications for IRs, or in novel mechanisms of action and oral activity for STATs. Both IRs and STATs are families of transcription factors that change cell function by selectively turning on or off particular genes in response to circulating signals that impinge on cells. In addition to our proprietary IR and STAT technologies, we have acquired fusion protein technology, which was used by Seragen in the development of ONTAK® .

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

        IR Subtypes. For some of the non-peptide hormones, several closely related but non-identical IRs, known as IR subtypes, have been discovered. These include six subtypes of the IRs for retinoids, two subtypes of the IRs for thyroid hormone, two subtypes for the ER, and three subtypes for the PPARs. Patent applications covering many of these IR subtypes have been exclusively licensed by us. We believe that drugs capable of selective modulation of IR subtypes will allow more specific pharmacological intervention that is better matched to therapeutic need. Targretin®, an RXR-selective molecule, was discovered as a result of our understanding of retinoid receptor subtypes.

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

        RXRs. RXRs can form a dimer with numerous IRs, such as the PPAR, LXR, RAR, thyroid hormone and vitamin D receptors. While RXRs are widely expressed, their IR partners are more selectively expressed in different tissues, such as liver, fat or muscle. As a result, compounds that bind RXRs offer the unique potential to treat a variety of diseases, including cancer and metabolic diseases. In preclinical models of type II diabetes, RXR agonists appear to stimulate the physiological pathways responsive to RXR-PPAR receptor partners expressed in key target tissues that are involved in glucose metabolism. As a result, a discrete set of genes is activated in these tissues, resulting in a decrease in serum glucose levels and insulin.

        Orphan Receptors. More than 50 additional members of the IR superfamily that do not interact with the known non-peptide hormones have been discovered. These members of the IR superfamily have been designated orphan receptors. We believe that among the orphan IRs there may be receptors for uncharacterized small molecule hormones, and that the physiological roles of the various orphan IRs are likely to be diverse. We have devised strategies to isolate small molecules that interact with orphan IRs. In 1999, we invested in and exclusively licensed specified orphan IR technology to a new private corporation, X-Ceptor Therapeutics, Inc. (“X-Ceptor”), which is conducting research to identify therapeutic products from orphan nuclear receptors. We also retained the right to acquire all the remaining shares of X-Ceptor, which expired in 2003 without our exercising it. Please see note 14 of notes to consolidated financial statements for further details regarding our investment in X-Ceptor.

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

        The discovery of STATs, the elucidation of their roles in interferon signal transduction, and the first cloning of genes encoding STATs were pioneered by our exclusive collaborator, Dr. James Darnell, and were described initially in 1992. A total of seven members of the STAT family have been identified and a large number of peptide hormones have been shown to utilize STAT signaling pathways. These peptide hormones include the interferons (alpha, beta and gamma), the hematopoietic colony stimulating factors (interleukin-3, EPO, G-CSF, GM-CSF and thrombopoietin), growth hormone, prolactin, leptin and many of the interleukins.

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

Fusion Protein Technology

        Our fusion protein technology was developed by Seragen, which we acquired in 1998. Seragen’s fusion proteins consist of a fragment of diphtheria toxin genetically fused to a ligand that binds to specific receptors on the surface of target cells. Once bound to the cell, the fusion proteins are designed to enter the cell and destroy the ability of the cell to manufacture proteins, resulting in cell death. Using this platform, Seragen genetically engineered six fusion proteins, each of which consists of a fragment of diphtheria toxin fused to a different targeting ligand, such as a polypeptide hormone or growth factor. ONTAK®, which is approved in the U.S. for the treatment of patients with persistent or recurrent CTCL, is a fusion protein consisting of a fragment of diphtheria toxin genetically fused to a part of interleukin-2. In addition to treatment of CTCL, fusion proteins may have utility in oncology, dermatology, infectious diseases, and autoimmune diseases. Seragen has entered into exclusive license agreements with Harvard University and other parties for patents related to fusion protein technology and has been issued six U.S. patents for improvements in the technology licensed from Harvard University.

Academic Collaborations

        To date, we have licensed technology from The Salk Institute, Baylor College of Medicine, and Rockefeller University and developed relationships with key scientists to further the development of our core IR and STAT technologies.

        The Salk Institute of Biological Studies. In 1988, we established an exclusive relationship with The Salk Institute, which is one of the research centers in the area of IR technology. We amended and restated this agreement in April 2002. Under our agreement, we have an exclusive, worldwide license to certain IR technology developed in the laboratory of Dr. Ronald Evans, a Salk professor and Howard Hughes Medical Institute Investigator. Dr. Evans cloned and characterized the first IR in 1985 and is an inventor of the co-transfection assay used by us to screen for IR modulators. Under the agreement, we are obligated to make certain royalty payments based on sales of certain products developed using the licensed technology, as well as certain minimum annual royalty payments and a percentage of milestones and other payments received. The agreement also provides that we have the option of buying out future royalty payments as well as milestone and other payment-sharing obligations on a product-by-product basis by paying the Salk a lump sum calculated using a formula in the agreement. In March 2004, we paid the Salk $1.12 million to exercise this buyout option with respect to lasofoxifene, a product under development by Pfizer. See the discussion above regarding “Collaborative Research and Development Programs.”

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

Manufacturing

        We currently have no manufacturing facilities and, accordingly, rely on third parties, including our collaborative partners, for commercial or clinical production of any products or compounds. Each of our major products is manufactured by a single supplier: Elan manufactures AVINZA®; Cambrex manufactures ONTAK® and Cardinal Health and Raylo manufacture Targretin® capsules. We recently entered into a contract with Cardinal Health to provide a second source for AVINZA®, and with Hollister-Stier to fill and finish ONTAK®.

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

Quality Assurance

        Our success depends in great measure upon customer confidence in the quality of our products and in the integrity of the data that support their safety and effectiveness. The quality of our products arises from our total commitment to quality in all aspects of our business, including research and development, purchasing, manufacturing and distribution. Quality assurance procedures have been developed relating to the quality and integrity of our scientific information and production processes.

        Control of production processes involves rigid specifications for ingredients, equipment, facilities, manufacturing methods, packaging materials, and labeling. Control tests are made at various stages of production processes and on the final product to assure that the product meets all regulatory requirements and our standards. These tests may involve chemical and physical microbiological testing, preclinical testing, human clinical trials, or a combination of these trials.

Commercial

        Our practices with respect to working capital items are similar to comparable companies in the industry. We accept the return of pharmaceuticals that have reached their expiration date. Our policy for returns allows customers, primarily wholesale distributors, to return our oncology products three months prior to and six months after expiration. Our policy for returns of AVINZA® allows customers to return the product six months prior to and six months after expiration. The level of actual returns can be influenced by a number of factors including the dating of product when shipped to the customer, the amount of product subsequently shipped by the wholesale distributor to their customers, pricing adjustments, and competing products. Actual product returns may differ from our estimates.

        We have offered and may in the future offer special payment terms as part of promotional launch and other commercial programs such as those that provide customers with discounts off wholesale price and extended payment terms instead of our normal 30-day terms. We offered such special terms, for example, in our launch of AVINZA®.

        For the year ended December 31, 2003, revenues from sales to three wholesale distributors each accounted for more than 10% of total revenues and in the aggregate, represented 67% of total revenues. These were AmerisourceBergen Corporation, Cardinal Health, Inc., and McKesson Corporation. Each wholesaler individually represented 10% or more of the Company’s product sales and in the aggregate represented approximately 82% of product sales.

        Substantially all of our revenues are attributable to customers in the United States; likewise, substantially all of our long-lived assets are located in the United States.

        For further discussion of these items, as well as a discussion of inventories, see below under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations - New Accounting Policies.”

Research and Development Expenses

        Research and development expenses were $67.7 million, $58.8 million and $51.1 million in fiscal 2003, 2002 and 2001, respectively, of which approximately 86%, 75% and 70%, respectively, we sponsored, and the remainder of which was funded pursuant to collaborative research and development arrangements.

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

        To date, we have filed or participated as licensee in the filing of approximately 93 currently pending patent applications in the United States relating to our technology, as well as foreign counterparts of certain of these applications in many countries. In addition, we own or have licensed rights covered by approximately 344 patents issued or applications, granted or allowed worldwide, including United States patents and foreign counterparts to United States patents. With a few immaterial exceptions, these patents and applications will expire between 2004 and 2021. Our marketed products are expected to have patent protection in the United States and Europe that does not expire until between 2011 and 2017. Subject to compliance with the terms of the respective agreements, our rights under our licenses with our exclusive licensors extend for the life of the patents covering such developments. For a discussion of the risks associated with patent and proprietary rights, see “Risks and Uncertainties.”

Human Resources

        As of February 29, 2004, we had 461 full-time employees, of whom 230 were involved directly in scientific research and development activities. Of these employees, approximately 68 hold Ph.D. or M.D. degrees.

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

        We were founded in 1987. We have incurred significant losses since our inception. At December 31, 2003, our accumulated deficit was approximately $656 million. To date, we have received the majority of our revenues from our collaborative arrangements and only began receiving revenues from the sale of pharmaceutical products in 1999. We achieved quarterly net income for the first time in our corporate history during the fourth quarter of fiscal 2003. To consistently be profitable, we must successfully develop, clinically test, market and sell our products. Even if we consistently achieve profitability, we cannot predict the level of that profitability or whether we will be able to sustain profitability. We expect that our operating results will fluctuate from period to period as a result of differences in when we incur expenses and receive revenues from product sales, collaborative arrangements and other sources. Some of these fluctuations may be significant.

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

        Excluding AVINZA®, our products are small-volume specialty pharmaceutical products that address the needs of cancer patients in relatively small niche markets with substantial geographical fluctuations in demand. To ensure patient access to our drugs, we maintain broad distribution capabilities with inventories held at approximately 150 locations throughout the United States. Furthermore, the purchasing and stocking patterns of our wholesaler customers are influenced by a number of factors that vary with each product, including but not limited to overall level of demand, periodic promotions, required minimum shipping quantities and wholesaler competitive initiatives. As a result, the overall level of product in the distribution channel may average from two to six months’ worth of projected inventory usage. If any or all of our major distributors decide to substantially reduce the inventory they carry in a given period, our sales for that period could be substantially lower than historical levels.

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

        We have incurred losses since our inception and may not generate positive cash flow to fund our operations for one or more years. As a result, we may need to complete additional equity or debt financings to fund our operations. Our inability to obtain additional financing could adversely affect our business. Financings may not be available at all or on favorable terms. In addition, these financings, if completed, still may not meet our capital needs and could result in substantial dilution to our stockholders. For instance, in February and March 2002 we issued to Elan 6.3 million shares upon the conversion of zero coupon convertible senior notes held by Elan, and in April 2002 and September 2003 we issued an aggregate of 7.7 million shares of our common stock in a private placement. These transactions have resulted in the issuance of significant numbers of new shares. In addition, in November 2002 we issued in a private placement $155.3 million in aggregate principal amount of our 6% convertible subordinated notes due 2007, which could be converted into 25,149,025 shares of our common stock.

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

        The rate at which we complete our clinical trials depends on many factors, including our ability to obtain adequate supplies of the products to be tested and patient enrollment. Patient enrollment is a function of many factors, including the size of the patient population, the proximity of patients to clinical sites and the eligibility criteria for the trial. For example, each of our Phase III Targretin® clinical trials involves approximately 600 patients and requires significant time and investment to complete enrollments. Delays in patient enrollment may result in increased costs and longer development times. In addition, our collaborative partners have rights to control product development and clinical programs for products developed under the collaborations. As a result, these collaborators may conduct these programs more slowly or in a different manner than we had expected. Even if clinical trials are completed, we or our collaborative partners still may not apply for FDA approval in a timely manner or the FDA still may not grant approval.

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

        Some of the drugs that we are developing and marketing will compete with existing treatments. In addition, several companies are developing new drugs that target the same diseases that we are targeting and are taking IR-related and STAT-related approaches to drug development. The principal products competing with our products targeted at the cutaneous t-cell lymphoma market are Supergen/Abbott’s Nipent and interferon, which is marketed by a number of companies, including Schering-Plough’s Intron A. Products that compete with AVINZA® include Purdue Pharma L.P.‘s OxyContin and MS Contin, Janssen Pharmaceutica Products, L.P.‘s Duragesic, aai Pharma’s Oramorph SR, Faulding’s Kadian, and generic sustained release morphine sulfate. Many of our existing or potential competitors, particularly large drug companies, have greater financial, technical and human resources than us and may be better equipped to develop, manufacture and market products. Many of these companies also have extensive experience in preclinical testing and human clinical trials, obtaining FDA and other regulatory approvals and manufacturing and marketing pharmaceutical products. In addition, academic institutions, governmental agencies and other public and private research organizations are developing products that may compete with the products we are developing. These institutions are becoming more aware of the commercial value of their findings and are seeking patent protection and licensing arrangements to collect payments for the use of their technologies. These institutions also may market competitive products on their own or through joint ventures and will compete with us in recruiting highly qualified scientific personnel.

Third-party reimbursement and health care reform policies may reduce our future sales.

        Sales of prescription drugs depend significantly on access to the formularies, or lists of approved prescription drugs, of third-party payers such as government and private insurance plans, as well as the availability of reimbursement to the consumer from these third party payers. These third party payers frequently require drug companies to provide predetermined discounts from list prices, and they are increasingly challenging the prices charged for medical products and services. Our current and potential products may not be considered cost-effective, may not be added to formularies and reimbursement to the consumer may not be available or sufficient to allow us to sell our products on a competitive basis. For example, we have current and recurring discussions with insurers regarding formulary access, discounts and reimbursement rates for our drugs, including AVINZA®. We may not be able to negotiate favorable reimbursement rates and formulary status for our products or may have to pay significant discounts to obtain favorable rates and access. Only one of our products, ONTAK®, is currently eligible to be reimbursed by Medicare. Recently enacted changes by Medicare to the hospital outpatient payment reimbursement system may adversely affect reimbursement rates for ONTAK®.

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

        Hoffmann-La Roche Inc. has received a US patent, has made patent filings and has issued patents in foreign countries that relate to our Panretin gel products. While we were unsuccessful in having certain claims of the US patent awarded to Ligand in interference proceedings, we continue to believe that any relevant claims in these Hoffman-La Roche patents in relevant jurisdictions are invalid and that our current commercial activities and plans relating to Panretin are not covered by these Hoffman-La Roche patents in the US or elsewhere. In addition, we have our own portfolio of issued and pending patents in this area which cover our commercial activities, as well as other uses of 9-cis retinoic acid, in the US, Europe and elsewhere. However, if the claims in these Hoffman-La Roche patents are not invalid and/or unenforceable, they might block the use of Panretin gel in specified cancers, not currently under active development or commercialization by us.

        We have also learned that Novartis AG has filed an opposition to our European patent that covers the principal active ingredient of our ONTAK® drug. We are currently investigating the scope and merits of this opposition. If the opposition is successful, we could lose our ONTAK® patent protection in Europe which could substantially reduce our future ONTAK® sales in that region. We could also incur substantial costs in asserting our rights in this opposition proceeding, as well as in other possible future proceedings in the United States.

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

        We currently have no manufacturing facilities, and we rely on others for clinical or commercial production of our marketed and potential products. In addition, some raw materials necessary for the commercial manufacturing of our products are custom and must be obtained from a specific sole source. Elan manufactures AVINZA® for us, Cambrex manufactures ONTAK® for us and Cardinal Health and Raylo manufacture Targretin® capsules for us. We also recently entered into contracts with Cardinal Health to manufacture and package AVINZA® and with Hollister-Stier for the filling and finishing of ONTAK®. Each of these recent contracts calls for manufacturing and packaging the product at a new facility. Qualification and regulatory approval for these facilities are required prior to starting commercial manufacturing. Any delays or failures of the qualification or approval process could cause inventory problems or product shortages.

        To be successful, we will need to ensure continuity of the manufacture of our products, either directly or through others, in commercial quantities, in compliance with regulatory requirements at acceptable cost and in sufficient quantities to meet product growth demands. Any extended or unplanned manufacturing shutdowns, shortfalls or delays could be expensive and could result in inventory and product shortages. If we are unable to reliably manufacture our products our revenues could be adversely affected. In addition, if we are unable to supply products in development, our ability to conduct preclinical testing and human clinical trials will be adversely affected. This in turn could also delay our submission of products for regulatory approval and our initiation of new development programs. In addition, although other companies have manufactured drugs acting through IRs and STATs on a commercial scale, we may not be able to do so at costs or in quantities to make marketable products.

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

        The market prices and trading volumes for our securities, and the securities of emerging companies like us, have historically been highly volatile and have experienced significant fluctuations unrelated to operating performance. For example, in 2003, the intraday sale price of our common stock on the Nasdaq National Market was as high as $16.59 and as low as $3.69. Future announcements concerning us or our competitors as well as other companies in our industry and other public companies may impact the market price of our common stock. These announcements might include:

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

Item 2. Properties

        We currently lease and occupy office and laboratory facilities in San Diego, California. These include a 52,800 square foot facility leased through July 2015 and an 82,500 square foot facility leased through February 2014. The 82,500 square foot facility is owned by our consolidated subsidiary, Nexus Equity VI LLC. In December 2003, we notified the other shareholder of our consolidated subsidiary of our intent to acquire the portion of the subsidiary that we do not currently own. We expect the purchase to close in the first quarter of 2004. See note 2 to notes to consolidated financial statements - Cumulative Effect of Accounting Change for further discussion of this lease. We believe these facilities will be adequate to meet our near-term space requirements.

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

        On December 11, 2001, a lawsuit was filed in the United States District Court for the District of Massachusetts against Ligand by the Trustees of Boston University and other former stakeholders of Seragen. The suit was subsequently transferred to federal district court in Delaware. The complaint alleges breach of contract, breach of the implied covenants of good faith and fair dealing and unfair and deceptive trade practices based on, among other things, allegations that Ligand wrongfully withheld approximately $2.1 million in consideration due the plaintiffs under the Seragen acquisition agreement. This amount had been previously accrued for in the Company’s financial statements. The complaint seeks payment of the withheld consideration and treble damages. Ligand filed a motion to dismiss the unfair and deceptive trade practices claim. The court subsequently granted Ligand’s motion to dismiss the unfair and deceptive trade practices claim (i.e. the treble damages claim), granted Boston University’s motion for summary judgment, and in November 2003 entered judgment for Boston University. In January 2004, the district court issued an amended judgment awarding interest of approximately $739,000 to the plaintiffs in addition to the $2.1 million withheld. We have appealed the judgment in this case as well as the award of interest and the calculation of damages.

        We believe that each of these lawsuits is without merit and intend to vigorously defend against each of such lawsuits. Due to the uncertainty of the ultimate outcome of these matters, the impact on future financial results is not subject to reasonable estimates.

Item 4. Submission of Matters to a Vote of Security Holders

        There were no matters submitted to a vote of security holders in the fourth quarter ended December 31, 2003.

PART II

Item 5. Market for Registrant's Common Stock, Related Stockholder Matter, and Issuer Purchases of Equity Securities

(a) Market Information

        Our common stock trades on the NASDAQ National Market tier of the NASDAQ Stock Market under the symbol “LGND.” The following table sets forth the high and low intraday sales prices for our common stock on the NASDAQ National Market for the periods indicated.

	Price Range

	High	Low

Year Ended December 31, 2003:
1st Quarter	$6.90	$3.69
2nd Quarter	16.59	6.25
3rd Quarter	15.90	9.90
4th Quarter	15.75	11.35

Year Ended December 31, 2002:
1st Quarter	20.50	12.65
2nd Quarter	20.25	11.70
3rd Quarter	14.72	5.75
4th Quarter	8.15	4.64

(b) Holders

        As of February 27, 2004, there were approximately 1,949 holders of record of the common stock.

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

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(in thousands, except loss per share data)
Consolidated Statement of Operations Data:
Product sales (1)	$114,632	$54,522	$45,623	$22,910	$11,307
Collaborative research and development and other revenues	26,508	42,118	30,718	25,200	29,588
Cost of products sold (1)	31,618	20,306	13,947	8,591	3,563
Research and development expenses	67,679	58,807	51,104	51,287	59,442
Selling, general and administrative expenses	51,661	41,678	34,427	34,114	27,257
Co-promotion expense (2)	9,360	—	—	—	—
Loss from operations	(19,178)	(24,151)	(23,137)	(45,882)	(61,293)
Loss before cumulative effect of changes in accounting principles	(35,457)	(32,596)	(42,995)	(59,277)	(74,719)
Cumulative effect on prior years of changing method of revenue recognition (3)	—	—	—	(13,099)	—
Cumulative effect through December 31, 2003 of changing method of accounting for variable interest entity (4)	(2,005)	—	—	—	—
Net loss	(37,462)	(32,596)	(42,995)	(72,376)	(74,719)

Basic and diluted per share amounts:
Loss before cumulative effect of changes in accounting principles	$(0.50)	$(0.47)	$(0.72)	$(1.06)	$(1.58)
Cumulative effect on prior years of changing method of revenue recognition (3)	—	—	—	(0.24)	—
Cumulative effect through December 31, 2003 of changing method of accounting for variable interest entity (4)	(0.03)	—	—	—	—

Net loss	$(0.53)	$(0.47)	$(0.72)	$(1.30)	$(1.58)

Weighted average number of common shares	70,685,234	69,118,976	59,413,270	55,664,921	47,146,312

Pro forma amounts assuming the changed revenue recognition method is applied retroactively:
Net loss				$(59,277)	$(73,131)

Basic and diluted net loss per share				$(1.06)	$(1.55)

Pro forma amounts assuming the changed method of accounting for variable interest entity is applied retroactively:
Net loss	$(35,557)	$(32,795)	$(43,290)	$(72,833)	$(75,166)

Basic and diluted net loss per share	$(0.50)	$(0.47)	$(0.73)	$(1.31)	$(1.59)

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents, short-term investments and restricted investments	$100,690	$74,894	$40,058	$25,097	$49,166
Working capital	76,108	53,218	21,848	16,234	35,978
Total assets	301,255	270,609	117,473	113,422	134,645
Long-term liabilities	176,478	166,059	143,622	140,132	139,534
Accumulated deficit	(655,778)	(618,316)	(585,720)	(542,725)	(470,349)
Total stockholders' equity (deficit)	70,728	74,015	(57,875)	(55,125)	(25,590)

(1)	We began selling ONTAK ® and Panretin ® gel in 1999 and Targretin ® capsules and Targretin ® gel in 2000. AVINZA ® was approved by the FDA in March 2002 and subsequently launched in the U.S. in June 2002.
(2)	Represents amount due Organon Pharmaceuticals USA, Inc. under our AVINZA ® co-promotion agreement entered into in February 2003.
(3)	In 2000, we changed our policy for the recognition of revenue related to up-front fees in accordance with Staff Accounting Bulletin No. 101, Revenue Recognition. See Note 2 (Revenue Recognition) of the notes to consolidated financial statements.
(4)	In December 2003, we adopted FIN 46(R), Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. Under FIN 46(R), we are required to consolidate the entity from which we lease our corporate headquarters. Accordingly, we consolidated assets with a carrying value of $13.5 million, debt of $12.5 million, and a non-controlling interest of $0.6 million. In connection with the adoption of FIN 46(R), we recorded a charge of $2.0 million as a cumulative effect of the accounting change on December 31, 2003. See Note 2 (Cumulative Effect of Accounting Change) of the notes to consolidated financial statements.

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

        We currently market five products in the United States: AVINZA®, for the relief of chronic, moderate to severe pain; ONTAK®, for the treatment of patients with persistent or recurrent cutaneous T-cell lymphoma (or CTCL); Targretin® capsules, for the treatment of CTCL in patients who are refractory to at least one prior systemic therapy; Targretin® gel, for the topical treatment of cutaneous lesions in patients with early stage CTCL; and Panretin® gel, for the treatment of Kaposi’s sarcoma in AIDS patients. In March 2002, the Food and Drug Administration (or FDA) approved AVINZA®, which was subsequently launched in the U.S. in June 2002. In Europe, we were granted a marketing authorization for Panretin® gel in 2000 and for Targretin® capsules in 2001. Targretin® capsules and Panretin® gel were launched in Europe in the fourth quarter of 2001. In April 2003, we withdrew a marketing authorization application (or MAA) under review in Europe for ONZAR (ONTAK® in the U.S.) due to requests for additional clinical and technical information that we judged to be uneconomic.

        In February 2003, we announced that we had entered into an agreement for the co-promotion of AVINZA® with Organon Pharmaceuticals USA Inc. (“Organon”). Under the terms of the agreement, Organon committed to specified numbers of primary and secondary product calls delivered to certain high prescribing physicians and hospitals. In exchange, we pay Organon a percentage of AVINZA® net sales based on the following schedule:

Annual Net Sales of AVINZA®	% of Incremental Net Sales Paid to Organon by Ligand
$0-35 million (2003 only)	0% (2003 only)
$0-150 million	30%
$150-300 million	40%
$300-425 million	50%
>$425 million	45%

        For 2003, net sales of AVINZA® amounted to $66.2 million. As a result, we recognized co-promote expense of $9.4 million.

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

        We are currently involved in the research phase of research and development collaborations with Eli Lilly and Company (or "Lilly") and TAP Pharmaceutical Products Inc. (or "TAP"). Collaborations in the development phase are being pursued by Abbott Laboratories, Allergan, Inc., GlaxoSmithKline, Organon, Pfizer Inc. and Wyeth. We receive funding during the research phase of the arrangements and milestone and royalty payments as products are developed and marketed by our corporate partners. In addition, in connection with some of these collaborations, we received non-refundable up-front payments.

        We have been unprofitable since our inception on an annual basis. We achieved quarterly net income for the first time in our corporate history during the fourth quarter of fiscal 2003. To consistently be profitable, we must successfully develop, clinically test, market and sell our products. Even if we consistently achieve profitability, we cannot predict the level of that profitability or whether we will be able to sustain profitability. We expect that our operating results will fluctuate from period to period as a result of differences in the timing of expenses incurred, revenues earned from product sales, collaborative arrangements and other sources. Some of these fluctuations may be significant.

Results of Operations

        Total revenues for 2003 increased to $141.1 million compared to $96.6 million in 2002 and $76.3 million in 2001. Loss before the cumulative effect of a change in accounting principle was $35.5 million ($0.50 per share), compared to $32.6 million ($0.47 per share) in 2002 and $43.0 million ($0.72 per share) in 2001. Net loss for 2003 was $37.5 million or $0.53 per share, compared to $32.6 million or $0.47 per share in 2002 and $43.0 million or $0.72 per share in 2001. As more fully described in Note 2 of the notes to consolidated financial statements, results for 2003 reflect the implementation of FASB Interpretation No. 46, Consolidation of Variable Interest Entites, an interpretation of ARB No. 51 , as revised December 2003, effective December 31, 2003 which required us to consolidate the entity from which we lease one of our corporate office buildings under a synthetic lease arrangement. The effect on 2003 results, recorded as a cumulative effect of a change in accounting principle, increased net loss by $2.0 million or $0.03 per share.

Product Sales

        Ligand’s total net product sales for 2003 were $114.6 million, compared to $54.5 million in 2002 and $45.6 million in 2001. A comparison of sales by product is as follows (in thousands):

	Year ended December 31,
	2003	2002	2001
AVINZA®	$66,200	$12,174	$—
ONTAK®	34,343	26,642	24,298
Targretin® capsules	10,077	12,188	14,571
Targretin® gel and Panretin® gel	4,012	3,518	6,754

Total net product sales	$114,632	$54,522	$45,623

        The increase in AVINZA®, which was launched in June 2002, is due to increasing prescriptions and additional retail and wholesaler stocking resulting from the increased level of marketing and sales activity under our co-promotion arrangement with Organon, and to 2003 being the first full year of AVINZA® sales. Sales of AVINZA® in the fourth quarter of 2003 also benefited from wholesaler purchases made in advance of a previously announced price increase which became effective January 1, 2004. While we limited shipments of product to wholesalers for good inventory management and supply purposes, we expect there could be some effect on wholesaler purchases in the first quarter of 2004.

        As a result of the co-promotion agreement, AVINZA® is now promoted by approximately 800 sales representatives, compared to approximately 50 prior to co-promotion. According to IMS NPA monthly data, AVINZA® ended 2003 with a market share of prescriptions in the sustained-release opioid market of 3.8% compared to less than 1% prior to the commencement of co-promotion activities. We expect that AVINZA® prescription market share will continue to increase in 2004 as a result of a higher level of sales and marketing activity compared to 2003.

        The increase in ONTAK® sales in 2003 compared to 2002 reflects price increases and increasing use (impacted in part by expanded clinical data) in CTCL, chronic lymphocytic leukemia (CLL), non-Hodgkins lymphoma (NHL) and graft-versus-host disease (GVHD). Overall demand for ONTAK® measured by unit shipments to end users, increased 22% for 2003 compared to the prior year. Sales of Targretin® capsules also benefited from a 14% increase in prescriptions in 2003 compared to the prior year. Targretin® capsules sales were negatively impacted, however, by management decisions to better balance wholesale inventories through reductions of product at two major customers. Additionally, sales of ONTAK® and Targretin® capsules were negatively impacted by increased chargebacks and rebates reflecting changes in our patient mix and evolving reimbursement rates. We continue to study recently enacted changes to the 2004 Centers for Medicare and Medicaid Services reimbursement rates (ONTAK®) and Section 641 of the Medicare Prescription Drug Improvement and Modernization Act relating to anti-cancer drugs (Targretin®). Early assessments indicate a much improved patient access for Targretin® capsules and increased challenges for a small sub-segment of our ONTAK®/Medicare patients in 2004 and 2005.

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

        Our product sales for any individual quarter or annual period can be influenced by a number of factors including changes in demand for a particular product, the level and nature of promotional activity, the timing of announced price increases, and wholesaler inventory practices. We expect that product sales will increase in 2004 due primarily to higher sales of AVINZA®, which will further benefit from our co-promotion arrangement with Organon. We also continue to expect that demand for and sales of ONTAK® and Targretin® capsules will increase when and as further data is obtained from ongoing expanded-use clinical trials and the initiation of new expanded-use trials. The level and timing of any such increases, however, are influenced by a number of factors including efforts of our co-promotion partner, the accrual of patients and overall progress of clinical trials which are managed by third parties.

        Excluding AVINZA®, our products are small-volume specialty pharmaceutical products that address the needs of cancer patients in relatively small niche markets with substantial geographical fluctuations in demand. To ensure patient access to our drugs, we maintain broad distribution capabilities with inventories held at approximately 150 locations throughout the United States. Furthermore, the purchasing and stocking patterns of our wholesaler customers are influenced by a number of factors that vary with each product including overall level of demand, periodic promotions, required minimum shipping quantities and wholesaler competitive initiatives. As a result, the overall level of product in the distribution channel may average from two to six months’ worth of projected inventory usage. If any or all of our major distributors decide to substantially reduce the inventory they carry in a given period, our sales for that period could be substantially lower than historical levels.

        Certain of our products are included on the formularies (or lists of approved and reimbursable drugs) of many states’ health care plans, as well as the formulary for certain Federal government agencies. In order to be placed on these formularies, we generally sign contracts which provide discounts to the purchaser off the then-current list price and limit how much of an annual price increase we can implement on sales to these groups. As a result, the discounts off list price for these groups can be significant for products where we have implemented list price increases. We monitor the portion of our sales subject to these discounts, and accrue for the cost of these discounts at the time of the sale of the product to the wholesaler. We believe that by being included on these formularies, we will gain better physician acceptance, which will then result in greater overall usage of our products. If the relative percentage of our sales subject to these discounts increases materially in any period, our sales and gross margin could be substantially lower than historical levels.

Collaborative Research and Development and Other Revenues

        Collaborative research and development and other revenues for 2003 were $26.5 million, compared to $42.1 million for 2002 and $30.7 million for 2001. A comparison of the components of collaborative research and development and other revenues is as follows (in thousands):

	Year ended December 31,
	2003	2002	2001
Collaborative research and development	$13,694	$23,328	$25,725
Royalty sale	12,500	18,275	—
Distribution agreements	311	311	4,787
Other	3	204	206

	$26,508	$42,118	$30,718

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

        The decrease in ongoing research activities reimbursement revenue in 2003 compared to 2002 is due to lower funding from our research arrangement with Lilly, which contributed $5.7 million to revenue in 2003 compared to $8.2 million in 2002. The initial research term of the Lilly collaboration was extended for one year in November 2002 at a lower level of ongoing research funding. In the second quarter of 2003, we agreed to extend the collaboration again, through November 2004. Additionally, the decrease is due to the contractually agreed lower level of research activity and funding under our research arrangement with TAP, which contributed $4.2 million to revenue in 2003 compared to $5.0 million in 2002.

        We earned milestone revenues of $2.8 million in 2003, net of royalties owed, under our collaborative agreements with Lilly, Wyeth, and GlaxoSmithKline, compared to $5.1 million in 2002. Revenue from up-front fees, which we recognize over the period during which we provide research services, decreased to $1.0 million in 2003 from $4.8 million in 2002 due primarily to the completion of the initial research term of the Lilly collaboration.

        Revenues from royalty sales represents revenue earned from the sale to Royalty Pharma AG of rights to future royalties from certain collaborative partners’ net sales of three selective estrogen receptor modulator (SERM) products. These products are currently in Phase III clinical development. The royalty purchase agreement, entered into in March 2002, provided for the initial sale of rights to 0.25% of such product net sales and granted Royalty Pharma options to acquire up to an additional 1.00% of net sales for $50.0 million. Later in 2002, the agreement was amended to replace the existing options with new options providing for the rights to acquire an additional 1.3125% of net sales for $63.8 million. We earned $6.0 million upon the initial sales of rights and $12.3 million subsequently upon Royalty Pharma’s exercise of the first three options, as amended, to acquire rights to an additional 0.4375% of such product net sales.

        In October 2003, we and Royalty Pharma again amended the royalty agreement, and Royalty Pharma exercised an option for $12.5 million in exchange for 0.7% of potential future sales of the SERM products. Under the revised agreement, Royalty Pharma has three additional options to purchase up to 1.3% of such product net sales for $39.0 million, including one option exercisable in the third quarter of 2004 to acquire 0.45% of such product net sales for $13.3 million. Additionally, Royalty Pharma agreed to pay cumulative milestones of up to $2.5 million upon the launches of the SERM products (provided they are approved by September 30, 2005). The options are currently structured to expire as NDA acceptance and approval milestones or specified dates are achieved in 2004 and 2005. For the options that are currently structured to expire in 2004 and 2005, the royalty rates owed to Royalty Pharma will be reduced if certain events occur, and if sales of SERM products exceed certain thresholds. In addition, if Phase III data for at least one of the SERM products have not been published by March 31, 2004, these options will have no fixed expiration date. Instead, they must be exercised within 30 days of the applicable development milestone.

        The increase in 2002 collaborative research and development revenue compared to 2001 is primarily due to the $18.3 million revenue earned from the sale to Royalty Pharma AG of rights to future royalties. The increase in revenue from royalty sales is offset by a decrease in revenue from distributor agreements in 2002 compared to 2001. The 2001 revenue reflects milestones earned under a 2001 distribution agreement with Elan for the European submission of an MAA for Targretin gel and ONTAK® and the European grant of an MAA for Targretin® capsules.

Gross Margin

        Gross margin on product sales was 72.4% in 2003 compared to 62.8% in 2002 and 69.4% in 2001. The increase in the margin in 2003 is primarily due to increased sales of AVINZA® compared to 2002. AVINZA® cost of product sold includes the amortization of license and royalty rights capitalized in connection with the restructuring of our AVINZA® license and supply agreement in November 2002. The total amount of capitalized license and royalty rights, $114.4 million, is being amortized to cost of product sold on a straight-line basis over 15 years. Additionally, the increase in ONTAK® sales in 2003 compared to 2002 resulted in a higher base to absorb the fixed amortization of the ONTAK® acquired technology. The total amount of acquired technology, $45.3 million, is amortized to cost of product sold on a straight-line basis over 15 years. The increase in the margin in 2003 was partially offset by higher chargebacks and rebates relecting changes in our patient mix and evolving reimbursement rates. These changes impacted the 2003 gross margin by approximately 0.5%. Given the fixed level of amortization of the capitalized AVINZA® license and royalty rights and the ONTAK® acquired technology, we expect the AVINZA® and ONTAK® gross margin percentages to continue to increase as sales of AVINZA® and ONTAK® increase. Gross margins are also expected to be favorably impacted by price increases on our products which became effective January 1, 2004.

        The decrease in the 2002 margin compared to 2001 was primarily due to sales of AVINZA®, which prior to the restructuring of the AVINZA® license and supply agreement discussed below, had higher product costs than our in-line products. The margin was further negatively impacted by higher than estimated returns of expired products recorded in the second quarter of 2002 and the final annual increase in the contractual royalty rate on ONTAK®.

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

Research and Development Expenses

        Research and development expenses were $67.7 million in 2003 compared to $58.8 million in 2002 and $51.1 million in 2001. The major components of research and development expenses are as follows (in thousands):

	Year ended December 31,
Research	2003	2002	2001
Research performed under collaboration agreements	$10,728	$15,474	$20,442
Internal research programs	12,022	10,371	5,737

Total research	22,750	25,845	26,179

Development
New product development	31,177	20,756	9,514
Existing product support (1)	13,752	12,206	15,411

Total development	44,929	32,962	24,925

Total research and development	$67,679	$58,807	$51,104

(1)	Includes costs incurred to comply with U.S. post-marketing regulatory commitments.

        The overall increase in research and development expenses in 2003 compared to 2002 is primarily due to development funding of Phase III clinical trials for Targretin® capsules in non-small cell lung cancer (NSCLC) which increased approximately $12.2 million in 2003 relative to the prior year. This increase was partially offset by a lower level of research funding agreed to with Lilly in connection with the two one-year extensions of our collaboration agreements through November 2004. This lower level of funding resulted in lower research expenses performed under collaboration agreements by approximately $3.1 million in 2003 compared to 2002.

        The increase in the expense for 2002 compared to 2001 is due to the development funding of Phase III clinical trials for Targretin® capsules in NSCLC and research costs incurred on our selective glucocorticoid receptor modulator (SGRM) program. SGRMs are non-steroidal molecules that may be useful in treating asthma, rheumatoid arthritis, and certain leukemias and myelomas. The increase in expenses for these programs was partially offset by decreased research efforts on our collaboration programs in connection with the loss of research funding under our arrangement with Bristol-Myers Squibb, which was terminated in June 2001, and Organon, the research phase of which concluded in February 2002; lower expenses on post-marketing regulatory commitments; and lower expenses associated with the clinical trial stages of AVINZA® development prior to FDA approval in March 2002.

        We expect development expenses to further increase in 2004 related to increased AVINZA® post-marketing regulatory commitments, increased activity on the development of our ONTAK® second generation product, expanded ONTAK® trials for indications other than CTCL, ongoing expenses on the Phase III clinical trials for Targretin® capsules in NSCLC, and initiation of additional clinical trials for Targretin® capsules in second/third line NSCLC and Targretin® gel in hand dermatitis.

        A summary of our significant internal research and development programs is as follows:

Program	Disease/Indication	Development Phase
AVINZA®	Chronic, moderate-to-severe pain	Marketed in U.S. Phase IIIB/IV
ONTAK®	CTCL Chronic lymphocytic leukemia B-cell Non-Hodgkin's lymphoma Psoriasis (severe) Peripheral T-cell lymphoma	Marketed in U.S. Phase II Phase II Phase II Planned Phase II
Targretin®capsules	CTCL NSCLC first-line NSCLC second/third line Advanced breast cancer Psoriasis (moderate to severe) Renal cell cancer	Marketed in U.S. and Europe Phase III Planned Phase II/III Phase II Phase II Phase II

Program	Disease/Indication	Development Phase
Targretin® gel	CTCL Hand dermatitis (eczema) Psoriasis	Marketed in U.S. Phase II Phase II
Panretin® gel	Kaposi's sarcoma	Marketed in U.S. and Europe
LGD1550 (RAR agonist)	Advanced cancers Acne Psoriasis	Phase II Pre-clinical Pre-clinical
LGD1331 (Androgen antagonist)	Prostate cancer, hirsutism, acne, androgenetic alopecia	Pre-clinical
Glucocorticoid agonists	Inflammation, cancer	Pre-clinical
Mineralocorticoid receptor modulators	Congestive heart failure, hypertension	Research

        We do not provide forward-looking estimates of costs and time to complete our ongoing research and development projects, as such estimates would involve a high degree of uncertainty. Uncertainties include our ability to predict the outcome of complex research, our ability to predict the results of clinical studies, regulatory requirements placed upon us by regulatory authorities such as the FDA and EMEA, our ability to predict the decisions of our collaborative partners, our ability to fund research and development programs, competition from other entities of which we may become aware in future periods, predictions of market potential from products that may be derived from our research and development efforts, and our ability to recruit and retain personnel or third-party research organizations with the necessary knowledge and skills to perform certain research. Refer to the “Risks and Uncertainties” section for additional discussion of the uncertainties surrounding our research and development initiatives.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses were $51.6 million for 2003 compared to $41.7 million for 2002 and $34.4 million for 2001. The increase in 2003 compared to the prior year is primarily due to costs associated with additional Ligand sales representatives hired to promote AVINZA® (an increase of approximately $5.7 million) and higher advertising and promotion expenses for AVINZA® which was launched in June 2002 (an increase of approximately $3.3 million). Additionally, marketing expenses increased in 2003 in connection with our increased emphasis on physician-attended product information and advisory meetings for our oncology products (an increase of approximately $1.6 million). Selling, general and administrative expenses are expected to continue to increase in 2004 as a result of increased selling and marketing activities for AVINZA® which is now promoted on a broader scale and by a significantly larger sales force as a result of our co-promotion agreement with Organon. Under the co-promotion agreement, we and Organon share equally all costs for AVINZA® advertising and promotion, medical affairs and clinical trials.

        The increase in 2002 compared to 2001 is due to higher advertising and promotion expenses in connection with the launch of AVINZA® and costs associated with approximately 25 additional sales representatives hired in the second quarter of 2002 to target general pain centers not served by our existing oncology and dermatology sales forces. The impact from the launch of AVINZA® is partially offset by lower Targretin® related expenses in 2002 compared to 2001 when significant advertising and promotion expenses were incurred in connection with the commencement of post-approval trials and post-launch promotions for Targretin® capsules.

Co-promotion Expense

        Co-promotion expense payable to Organon amounted to $9.4 million in 2003 in connection with net sales of AVINZA® reaching $66.2 million. As further discussed under “Overview”, we were required to pay Organon, under the terms of our co-promotion agreement entered into in February 2003, 30% of net AVINZA® sales in excess of $35.0 million. We expect this expense to increase in 2004 when we are required to pay Organon 30% of net AVINZA® sales up to $150.0 million and higher percentage payments for net sales in excess of $150.0 million.

Other Expenses, Net

        Other expenses, net were $16.3 million for 2003 compared to $8.4 million for 2002 and $19.9 million for 2001. The increase in other expenses, net for 2003 compared to 2002 includes the write-off of a $5.0 million one-time payment made in July 2002 to X-Ceptor Therapeutics, Inc. (or X-Ceptor) to extend Ligand’s right to acquire the outstanding stock of X-Ceptor not already held by Ligand. In March 2003, we informed X-Ceptor that we would not exercise the purchase right. Interest expense increased to $11.0 million in 2003 compared to $6.3 million in 2002. The 2003 expense primarily represents interest on the $155.3 million of 6% convertible subordinated notes that we issued in November 2002. The 2002 expense represents interest on the $20.0 million in issue price of zero coupon convertible senior notes that were converted into common stock in March 2002 and interest on our outstanding $50.0 million face value of convertible subordinated debentures that were redeemed in June 2002. This increase is partially offset by the reduction of debt conversion expense of which $2.0 million was incurred in March 2002 in connection with the early conversion of $20.0 million in issue price of zero coupon convertible senior notes into common stock.

        The decrease in other expense, net for 2002 compared to 2001 is primarily due to lower interest expenses as a result of the conversion of all outstanding zero coupon convertible senior notes owed to Elan in the fourth quarter of 2001 and the first quarter of 2002 and the early redemption of $50.0 million in face value of convertible subordinated debentures in June 2002. In addition, we recognized $2.0 million of debt conversion expense in 2002 upon the conversion of the Elan convertible securities compared to $5.0 million in 2001, and recorded a one time charge in 2001 of $2.5 million related to a payment subsequently made in 2002 to one of our licensors in connection with the amendment of an existing license agreement. The decrease in the net expense was partially offset by $1.8 million of accelerated accretion to face value in 2002 in connection with the early redemption of the convertible subordinated debentures, lower interest income earned on our investments due to declining interest rates and lower average investment balances during the year, and the accrual of interest on the $155.3 million of 6% convertible subordinated notes that we issued in November 2002.

Cumulative Effect of Accounting Change

        In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, an interpretation of ARB No. 51, which was subsequently revised in December 2003 (“FIN 46(R)”). FIN 46(R) requires the consolidation of certain variable interest entities (“VIEs”) by the primary beneficiary of the entity if the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or if the equity investors lack the characteristics of a controlling financial interest.

        We implemented FIN 46(R) effective December 31, 2003, and consolidated the entity from which we lease one of our two corporate office buildings as of that date, as we determined that the entity is a VIE, as defined by FIN 46(R), and that we would absorb a majority of its expected losses if any, as defined by the Interpretation. Accordingly, we consolidated the assets of the entity, which consist of land, the building, and related tenant improvements, with a total carrying value of $13.5 million, net of accumulated depreciation. Additionally, we consolidated the entity’s debt of $12.5 million and non-controlling interest of $0.6 million. In connection with the implementation of FIN 46(R), we also recorded a $2.0 million charge ($0.03 per share) as a cumulative effect of the accounting change on December 31, 2003.

Net Operating Loss Carryforwards

        At December 31, 2003, we had consolidated federal and combined California income tax net operating loss carryforwards of approximately $541.2 million and $81.8 million, respectively. The difference between the federal and California tax loss carryforwards is primarily attributable to the capitalization of research and development expenses for California income tax purposes and the 60% limitation on California loss carryforwards. The federal tax loss and California tax loss carryforwards began expiring in 2002 and 1998, respectively. At December 31, 2003, we also had consolidated federal and combined California research tax credit carryforwards of approximately $24.1 million and $11.9 million, respectively, which began to expire in 2003.

        Pursuant to Internal Revenue Code Sections 382 and 383, use of a portion of net operating loss and credit carryforwards will be limited because of cumulative changes in ownership of more than 50% that occurred within three periods during 1989, 1992 and 1996. In addition, use of Glycomed’s and Seragen’s preacquisition tax net operating and credit carryforwards will also be limited because the acquisitions by Ligand represent changes in ownership of more than 50%.

Liquidity and Capital Resources

        We have financed our operations through private and public offerings of our equity securities, collaborative research and development and other revenues, issuance of convertible notes, product sales, capital and operating lease transactions, equipment financing arrangements, and investment income.

        Working capital was $76.1 million at December 31, 2003 compared to $53.2 million at December 31, 2002. Cash, cash equivalents, short-term investments, and restricted investments totaled $100.7 million at December 31, 2003 compared to $74.9 million at December 31, 2002. We primarily invest our cash in United States government and investment grade corporate debt securities. Restricted investments consist of U.S. government securities required to be held with a trustee to pay semi-annual interest payments due in 2004 on the 6% convertible subordinated notes issued in November 2002 and certificates of deposit held with a financial institution as collateral under equipment financing and third-party service provider arrangements.

Operating Activities

        Operating activities provided cash of $0.3 million in 2003 and used cash of $25.1 million in 2002 and $19.9 million in 2001. Operating cash flow in 2003 compared to 2002 primarily benefited from $54.0 million higher product sales of AVINZA® and from the receipt of $27.5 million in the fourth quarter upon the non-recourse sale of trade accounts receivable under a one-year factoring arrangement that we entered into in June 2003. Operating cash was negatively impacted, however, by higher operating expenses including development expenses to fund clinical trials of our existing products in new indications including Phase III registration trials for Targretin® capsules in NSCLC, and higher selling and marketing expenses for AVINZA®.

        Non-cash expenses in 2003 increased $8.6 million compared to 2002. The increase includes the $5.0 million write-off of the X-Ceptor purchase right in March 2003, and the non-cash cumulative effect of the change in accounting principle (approximately $2.0 million) recognized in connection with the implementation of FIN 46(R). Net increases in operating assets used an additional $3.2 million compared to the prior year. This was due primarily to an increase in receivables from the finance company, partially offset by a decrease in our trade receivables accounts due to the factoring arrangement of $14.1 million and an increase in inventories of $3.4 million, partially offset by a decrease in other assets of $3.5 million, primarily due to the collection of non-trade accounts receivable. Additionally, net increases in operating liabilities generated $24.9 million more than 2002. This was primarily due to our co-promotion liability to Organon of $9.4 million, increases in our sales-related liability accounts of approximately $6.2 million, and increases in accruals for royalty payments of approximately $1.3 million.

        Operating cash flow in 2002 compared to 2001 benefited from increased product sales and $16.4 million of cash received in connection with the sale to Royalty Pharma AG of rights and options to future royalties from certain collaborative partners’ net sales of three selective estrogen receptor modulator (SERM) products and a 1% royalty interest in sales of Targretin® capsules. The increase in 2002 revenue was offset by higher operating expenses and $6.8 million in negative working capital changes attributed to an increase in other current assets of $5.0 million and a decrease in deferred revenue of $5.2 million partially offset by a decrease in accounts receivable of $2.4 million and an increase in accounts payable and accrued liabilities of $2.0 million. Working capital changes in 2001 had a neutral impact on net operating cash flows.

        We expect operating cash flows to continue to benefit in 2004 from increased product sales driven by AVINZA®. Operating cash will be negatively impacted, however, by the expense related to our co-promotion arrangement with Organon and higher development expenses to fund clinical trials of our existing products in new indications including Phase III registration trials for Targretin® capsules in non-small cell lung cancer, and higher selling and marketing expenses on AVINZA®. Additionally, we will be required to pay interest of approximately $9.3 million in 2004 on the $155.3 million in 6% convertible subordinated notes issued in November 2002. We are also considering extending our current accounts receivable factoring arrangement beyond its June 2004 expiration date.

Investing Activities

        Investing activities used cash of $24.6 million in 2003, $105.2 million in 2002 and $4.2 million in 2001. The use of cash in 2003 reflects the net purchase of short-term investments of $18.0 million, a $4.1 million payment to Elan in connection with the November 2002 restructuring of the AVINZA® license and supply agreement and capital expenditures of $2.8 million to purchase lab and computer equipment.

        The use of cash in 2002 includes $100.0 million paid to Elan to restructure the AVINZA® license and supply agreement and $1.3 million in related transaction fees. Other investing activity in 2002 includes a $5.0 million payment to X-Ceptor Therapeutics, Inc. (X-Ceptor) and capital expenditures of $3.2 million, partially offset by net proceeds of $4.1 million from the sale of short-term investments. The payment to X-Ceptor was pursuant to a 1999 investment agreement where we maintained the right to acquire all of the outstanding stock of X-Ceptor not held by Ligand at June 30, 2002, or to extend the purchase right for 12 months by providing additional funding of $5.0 million. In April 2002, we elected to extend the purchase right and payment was subsequently made in July 2002. In March 2003, Ligand informed X-Ceptor that it would not exercise the purchase right. The use of cash in 2001 reflects the net purchase of short-term investments of $2.5 million and purchases of property and equipment of $2.0 million.

Financing Activities

        Financing activities provided cash of $41.0 million in 2003 compared to $152.0 million in 2002 and $35.6 million in 2001. Cash provided by financing activities in 2003 includes net proceeds of $45.0 million from the issuance of common stock through a private placement of 3,483,593 shares of our common stock, $8.8 million from the maturing of restricted investments which was subsequently used to pay interest on our 6% convertible subordinated notes, $4.5 million from the exercise of employee stock options and employee stock purchases, and $1.1 million from equipment financing arrangements. The net proceeds of $45.0 million from the private placement are being used to support our working capital priorities, including qualifying second source manufacturer(s) for AVINZA® and ONTAK®, completion of a second generation formulation of ONTAK®, continuing expansion of commercial support activities for AVINZA® and ONTAK®, and for general corporate purposes. These proceeds were offset by the $15.9 million repurchase and retirement of approximately 2.2 million shares of our outstanding common stock held by an affiliate of Elan in connection with a November 2002 share repurchase agreement completed in February 2003, and payments of $2.5 million on equipment financing arrangements.

        Cash provided by financing activities in 2002 includes net proceeds of $150.1 million from the issuance of 6% convertible subordinated notes in November 2002, net proceeds of $65.9 million through a private placement of 4,252,500 shares of our common stock, and $3.8 million from the exercise of employee stock options and employee stock purchases. This was partially offset by the $50.0 million early redemption of convertible subordinated debentures in June 2002. The convertible subordinated notes issued in November 2002 pay interest at a semi-annual rate of 6% and mature on November 16, 2007. Of the net proceeds, $18.0 million was invested in U.S. government securities and placed with a trustee to pay the first four scheduled interest payments. The first two interest payments, totaling $9.1 million, were made in 2003.

        Cash provided from financing activities in 2001 includes $22.4 million from a private placement of our common stock, $10.0 million received in connection with the issuance of zero coupon convertible senior notes to Elan and $6.2 million upon the exercise of employee stock options, partially offset by net repayments of $2.0 million on equipment financing arrangements.

        Certain of our property and equipment is pledged as collateral under various equipment financing arrangements. As of December 31, 2003, $4.8 million was outstanding under such arrangements with $2.2 million classified as current. Our equipment financing arrangements have terms of three to five years with interest ranging from 4.73% to 10.66%.

        We believe our available cash, cash equivalents, short-term investments and existing sources of funding will be sufficient to satisfy our anticipated operating and capital requirements through at least the next 12 months. Our future operating and capital requirements will depend on many factors, including: the effectiveness of our commercial activities; the pace of scientific progress in our research and development programs; the magnitude of these programs; the scope and results of preclinical testing and clinical trials; the time and costs involved in obtaining regulatory approvals; the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims; competing technological and market developments; the ability to establish additional collaborations or changes in existing collaborations; the efforts of our collaborators; and the cost of production. We will also consider additional equipment financing arrangements similar to arrangements currently in place.

Leases and Off-Balance Sheet Arrangements

        We lease our office and research facilities under operating leases that generally require us to pay taxes, insurance, maintenance and minimum lease payments. Some of our leases have options to renew. An operating lease for one of our two corporate office buildings is commonly referred to as a “synthetic lease.” Prior to the issuance of Financial Accounting Standards Board (or FASB) Interpretation No. 46, as revised (or "FIN 46(R)"), Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51, synthetic leases represented a form of off-balance sheet financing which allowed us to treat the leases as operating leases for accounting purposes and as financing leases for tax purposes. As more fully discussed under “Results of Operations – Cumulative Effect of Accounting Change”, we implemented FIN 46(R) effective December 31, 2003 and as a result, consolidated the entity from which we lease the subject office building.

        As of December 31, 2003, we are not involved in any off-balance sheet arrangements.

Contractual Obligations

        As of December 31, 2003, future minimum payments due under our contractual obligations are as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Capital lease obligations	$4,828	$2,171	$2,443	$214	$—
Operating lease obligations	20,169	1,795	3,717	3,415	11,242
Loan payable to bank (1)	12,453	295	663	11,495	—
6% Convertible Subordinated Notes	155,250	—	—	155,250	—
Other long-term liabilities (2)	4,151	123	3,476	—	552

Total contractual obligations	$196,851	$4,384	$10,299	$170,374	$11,794

(1)	In connection with the implementation of FIN 46(R), we consolidated the entity from which we lease one of our corporate office buildings. Amounts consolidated include the entity's debt of $12.5 million and non-controlling interest of $0.6 million which are included in long-term debt and other long-term liabilities, respectively, at December 31, 2003.
(2)	Other long-term liabilities include merger contingencies, a liability under a royalty financing arrangement and a non-controlling interest in a VIE. Deferred revenues are excluded because they have no effect on future liquidity.

        As of December 31, 2003, we have net open purchase orders (defined as total open purchase orders at year end less any accruals or invoices charged to or amounts paid against such purchase orders) totaling approximately $13.8 million. In the next twelve months, we also plan to spend approximately $4.0 to $5.0 million on capital expenditures.

        In November 2002, Ligand and Elan agreed to amend the terms of the AVINZA® license and supply agreement. Under the terms of the amendment, we paid Elan $100.0 million in return for a reduction in Elan's product supply price on sales of AVINZA® by Ligand, rights to sublicense and obtain a co-promotion partner in its territories, and rights to qualify, and purchase AVINZA® from a second manufacturing source. Elan's adjusted royalty and supply price of AVINZA® is approximately 10% of the product's net sales. We also committed to purchase an annual minimum number of batches of AVINZA® from Elan through 2005 estimated at approximately $9.2 million per year.

        In March 2004, we entered into a five-year manufacturing and packaging agreement with Cardinal Health PTS, LLC (“Cardinal”) under which Cardinal will manufacture AVINZA® at its Winchester, Kentucky facility. Under the terms of the agreement, we committed to certain minimum annual purchases ranging from approximately $1.6 million to $2.3 million. In addition, if regulatory approval for the manufacture of AVINZA® at the Kentucky facility has not been obtained within 30 months of the agreement’s effective date, we will pay Cardinal $50,000 per month until such approval is obtained or through the initial term of the contract. The technology transfer and regulatory approval is expected to be complete in 2005 after which commercial product manufacturing will commence.

Critical Accounting Policies

        Certain of our policies require the application of management judgment in making estimates and assumptions that affect the amounts reported in the consolidated financial statements and disclosures made in the accompanying notes. Those estimates and assumptions are based on historical experience and various other factors deemed to be applicable and reasonable under the circumstances. The use of judgment in determining such estimates and assumptions is by nature, subject to a degree of uncertainty. Accordingly, actual results could differ from the estimates made. Our critical accounting policies are as follows:

Revenue Recognition and Accounts Receivable

        We recognize revenue upon product delivery, net of allowances for returns, rebates, discounts and chargebacks. Revenue associated with the launch of retail products sold with promotional terms that are more favorable to the customer than our standard terms (for example, to facilitate broad retail pharmacy distribution of the product) are deferred. The amount of deferred revenue recognized in subsequent periods is determined based on an estimate, using available market information, of the level of product at wholesalers that will sell through to retail outlets.

        Our policy for returns of AVINZA® allows customers to return the product six months prior to and six months after expiration. Our policy for returns of our oncology products allows customers, primarily wholesale distributors, to return the product three months prior to and six months after expiration. The level of actual returns can be influenced by a number of factors including the dating of product when shipped to the customer, the amount of product subsequently shipped by the wholesale distributor to their customers, pricing adjustments, and competing products. In recording adjustments to sales for estimated returns, we consider each of these factors as well as historical return patterns of our products, independent reports of the level of our product in the distribution channel, and industry trends. Actual product returns may differ from our estimates.

        We may provide rebates and/or chargebacks to our wholesaler distributors who sell to customers that have a purchasing contract with us, members of group purchasing organizations and managed care organizations who purchase our product through wholesalers and state agencies that administer certain government sponsored health programs. Such rebates and chargebacks are generally determined based on the volume of purchases or by reference to a specific price for a product. We accrue for these liabilities when we record the product sale. The underlying accrual rates and related reserves are regularly reviewed and adjusted, if necessary, based on newly enacted legislation, changes in historical trends, significant new contracts or amendments to existing contracts.

        We record allowances for doubtful accounts for estimated losses resulting from our customers’ inability to pay amounts owed. If the financial condition of one or more of our customers were to deteriorate, we may be required to record additional allowances or write-off all or a portion of the amount due us.

        We recognize collaborative research and development and other revenues as services are performed consistent with the performance requirements of the contract. Non-refundable contract fees for which no further performance obligation exists and where we have no continuing involvement are recognized when payment is received or collection is assured. Revenue from non-refundable contract fees where we have continuing involvement through research and development collaborations or other contractual obligations is recognized ratably over the development period or the period for which we continue to have a performance obligation. Revenue from performance milestones is recognized upon the achievement of the milestones as specified in the respective agreement provided payment is proportionate to the effort expended. Payments received in advance of performance or delivery are recorded as deferred revenue and subsequently recognized over the period of performance or upon delivery.

Inventories

        Our inventories are stated at the lower of cost or market value. Cost is determined using the first-in, first-out method. We record reserves for estimated obsolescence to account for unsaleable products including products that are nearing or have reached expiration, and slow-moving inventory.

Impairment of Long-Lived Assets

        We review long-lived assets, including acquired technology and product rights and property and equipment, whenever events or circumstances indicate that the carrying amount of the assets may not be fully recoverable. We measure the recoverability of assets to be held and used by comparing the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. If an asset is considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair value. Fair value of our long-lived assets are determined using the expected cash flows discounted at a rate commensurate with the risk involved. We believe that the future cash flows to be received from our long-lived assets will exceed the assets’ carrying value, and accordingly have not recorded any impairment losses through December 31, 2003.

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

New Accounting Pronouncements

        In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, an interpretation of ARB No. 51, which was subsequently revised prior to implementation in December 2003. The revised Interpretation, known as “FIN 46(R)”, requires the consolidation of certain variable interest entities (“VIEs”) by the primary beneficiary of the entity if the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or if the equity investors lack the characteristics of a controlling financial interest. We implemented FIN 46(R) on December 31, 2003, and consolidated the entity from which we lease one of our two corporate office buildings as of that date, as we determined that this entity was a VIE, as defined by FIN 46(R), and that we would absorb a majority of its expected losses, if any, as defined by the Interpretation. Please see Note 2 to the consolidated financial statements for a discussion of FIN 46(R) and its impact on Ligand.

        In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with the characteristics of both liability and equity, and requires that such financial instruments be reported as liabilities. The provisions of SFAS 150 are effective for instruments entered into or modified after May 31, 2003, and pre-existing instruments after June 15, 2003. The Company does not have any financial instruments covered by the Statement.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

        At December 31, 2003 and 2002, our investment portfolio included fixed-income securities of $30.8 million and $12.8 million, respectively. These securities are subject to interest rate risk and will decline in value if interest rates increase. However, due to the short duration of our investment portfolio, an immediate 10% change in interest rates would have no material impact on our financial condition, results of operations or cash flows. Declines in interest rates over time will, however, reduce our interest income while increases in interest rates over time will increase our interest expense.

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

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Ligand Pharmaceuticals Incorporated

We have audited the accompanying consolidated balance sheets of Ligand Pharmaceuticals Incorporated and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Ligand Pharmaceuticals Incorporated and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, in 2003 the Company changed its method of accounting for variable interest entities to comply with the provisions of Financial Accounting Standards Board Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.

DELOITTE & TOUCHE LLP

San Diego, California
March 10, 2004

LIGAND PHARMACEUTICALS INCORPORATED

CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

ASSETS

	December 31,

	2003	2002

Current assets:
Cash and cash equivalents	$59,030	$42,423
Short-term investments; $9,204 and $8,998 restricted at December 31, 2003 and 2002, respectively	40,004	21,825
Accounts receivable, net	19,051	12,176
Inventories	8,262	4,841
Other current assets	3,810	7,308

Total current assets	130,157	88,573
Restricted investments	1,656	10,646
Property and equipment, net	23,501	9,672
Acquired technology and product rights, net	137,857	148,546
Other assets	8,084	17,992

	$301,255	$275,429

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$18,691	$11,979
Accrued liabilities	30,315	16,606
Current portion of deferred revenue	2,564	4,683
Current portion of equipment financing obligations	2,184	2,087
Current portion of long-term debt	295	—

Total current liabilities	54,049	35,355
Long-term debt	167,408	155,250
Long-term portion of deferred revenue	2,275	3,014
Long-term portion of equipment financing obligations	2,644	4,095
Other long-term liabilites	4,151	3,700

Total liabilities	230,527	201,414

Commitments and contingencies (Notes 5, 7, 9, 10 and 11)
Stockholders’ equity:
Convertible preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued	—	—
Common stock, $0.001 par value; 130,000,000 shares authorized, 73,264,785 shares and 71,522,156 shares issued at December 31, 2003 and 2002, respectively	73	72
Additional paid-in capital	727,410	693,213
Accumulated other comprehensive loss	(66)	(43)
Accumulated deficit	(655,778)	(618,316)

	71,639	74,926
Treasury stock, at cost; 73,842 shares	(911)	(911)

Total stockholders’ equity	70,728	74,015

	$301,255	$275,429

See accompanying notes.

LIGAND PHARMACEUTICALS INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year ended December 31,
	2003	2002	2001
Revenues:
Product sales	$114,632	$54,522	$45,623
Collaborative research and development and other revenues	26,508	42,118	30,718

Total revenues	141,140	96,640	76,341

Operating costs and expenses:
Cost of products sold	31,618	20,306	13,947
Research and development	67,679	58,807	51,104
Selling, general and administrative	51,661	41,678	34,427
Co-promotion	9,360	—	—

Total operating costs and expenses	160,318	120,791	99,478

Loss from operations	(19,178)	(24,151)	(23,137)

Other income (expense):
Interest income	783	1,086	2,106
Interest expense	(10,970)	(6,295)	(13,601)
Debt conversion expense	—	(2,015)	(5,043)
Other, net	(6,092)	(1,221)	(3,320)

Total other expense, net	(16,279)	(8,445)	(19,858)

Loss before cumulative effect of a change in accounting principle	(35,457)	(32,596)	(42,995)
Cumulative effect of changing method of accounting for variable interest entity (Note 2)	(2,005)	—	—

Net loss	$(37,462)	$(32,596)	$(42,995)

Basic and diluted per share amounts:
Loss before cumulative effect of a change in accounting principle	$(0.50)	$(0.47)	$(0.72)
Cumulative effect of changing method of accounting for variable interest entity	(0.03)	—	—

Net loss	$(0.53)	$(0.47)	$(0.72)

Weighted average number of common shares	70,685,234	69,118,976	59,413,270

Pro forma amounts assuming the changed method of accounting for variable interest entity is applied retroactively (Note 2):
Net loss	$(35,557)	$(32,795)	$(43,290)

Basic and diluted net loss per share	$(0.50)	$(0.47)	$(0.73)

See accompanying notes.

LIGAND PHARMACEUTICALS INCORPORATED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share data)

	Common stock		Additional paid-in capital	Deferred warrant expense	Accumulated other comprehensive income (loss)	Accumulated deficit	Treasury stock		Total stockholders' equity (deficit)	Comprehensive income (loss)
	Shares	Amount					Shares	Amount
Balance at January 1, 2001	56,823,716	$57	$490,484	$(2,076)	$46	$(542,725)	(73,842)	$(911)	$(55,125)

Issuance of common stock	3,341,124	3	38,677	—	—	—	—	—	38,680
Unrealized gains on available-for-sale securities	—	—	—	—	29	—	—	—	29	$29
Foreign currency translation adjustments	—	—	—	—	(61)	—	—	—	(61)	(61)
Stock-based compensation	—	—	213	—	—	—	—	—	213
Amortization of deferred warrant expense	—	—	—	1,384	—	—	—	—	1,384
Net loss	—	—	—	—	—	(42,995)	—	—	(42,995)	(42,995)

Balance at December 31, 2001	60,164,840	60	529,374	(692)	14	(585,720)	(73,842)	(911)	(57,875)	$(43,027)

Issuance of common stock	11,357,316	12	163,839	—	—	—	—	—	163,851
Unrealized losses on available-for-sale securities	—	—	—	—	(63)	—	—	—	(63)	$(63)
Foreign currency translation adjustments	—	—	—	—	6	—	—	—	6	6
Amortization of deferred warrant expense	—	—	—	692	—	—	—	—	692
Net loss	—	—	—	—	—	(32,596)	—	—	(32,596)	(32,596)

Balance at December 31, 2002	71,522,156	72	693,213	—	(43)	(618,316)	(73,842)	(911)	74,015	$(32,653)

Issuance of common stock	3,964,851	3	49,657	—	—	—	—	—	49,660
Repurchase of common stock	(2,222,222)	(2)	(15,865)	—	—	—	—	—	(15,867)
Unrealized losses on available-for-sale securities	—	—	—	—	(62)	—	—	—	(62)	$(62)
Stock-based compensation	—	—	405	—	—	—	—	—	405
Foreign currency translation adjustments	—	—	—	—	39	—	—	—	39	39
Net loss	—	—	—	—	—	(37,462)	—	—	(37,462)	(37,462)

Balance at December 31, 2003	72,264,785	$73	$727,410	$—	$(66)	$(655,778)	(73,842)	$(911)	$70,728	$(37,485)

See accompanying notes.

LIGAND PHARMACEUTICALS INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31,
	2003	2002	2001
Operating activities
Net loss	$(37,462)	$(32,596)	$(42,995)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Cumulative effect of change in accounting principle (Note 2)	2,005	—	—
Amortization of acquired technology, royalty, and product rights	10,961	4,042	3,317
Depreciation and amortization of property and equipment	2,451	3,191	3,256
Amortization of debt discount and issuance costs	868	3,239	8,988
Write-off of X-Ceptor purchase right	5,000	—	—
Equity in loss of affiliate	974	1,183	930
Debt conversion expense	—	2,015	5,043
Other	614	627	1,597
Changes in operating assets and liabilities:
Accounts receivable, net (Note 5)	(6,875)	2,442	(6,974)
Inventories	(3,421)	(1,085)	1,895
Other current assets	3,498	(4,976)	178
Accounts payable and accrued liabilities	24,519	2,002	6,128
Deferred revenue	(2,858)	(5,196)	(1,269)

Net cash provided by (used in) operating activities	274	(25,112)	(19,906)

Investing activities
Purchases of short-term investments	(28,026)	(13,934)	(18,263)
Proceeds from sale of short-term investments	10,053	18,054	15,784
Purchases of property and equipment	(2,783)	(3,161)	(1,974)
Payment for AVINZA® royalty rights	(4,133)	(101,304)	—
Payment to extend X-Ceptor purchase right	—	(5,000)	—
Other	270	100	281

Net cash used in investing activities	(24,619)	(105,245)	(4,172)

Financing activities
Principal payments on equipment financing obligations	(2,468)	(2,923)	(3,597)
Proceeds from equipment financing arrangements	1,114	2,884	1,552
(Increase) decrease in restricted investments	8,784	(17,274)	(936)
Net proceeds from issuance of common stock and warrants	49,490	70,760	28,576
Repurchase of common stock	(15,867)	—	—
Increase (decrease) in other long-term liabilities	(101)	1,000	—
Repayment of long-term debt	—	(52,500)	—
Net proceeds from issuance of convertible notes	—	150,092	10,000

Net cash provided by financing activities	40,952	152,039	35,595

Net increase in cash and cash equivalents	16,607	21,682	11,517
Cash and cash equivalents at beginning of year	42,423	20,741	9,224

Cash and cash equivalents at end of year	$59,030	$42,423	$20,741

Supplemental disclosure of cash flow information
Interest paid	$9,801	$4,118	$4,595
Supplemental schedule of non-cash investing and financing activities
Conversion of zero coupon convertible senior notes to common stock	$—	$86,135	$—
Issuance of common stock and notes for acquired technology and license rights	—	5,000	5,000
Accrual of obligations for acquired technology and product rights	—	4,133	—
Issuance of common stock for debt conversion incentive	—	2,015	5,043

See accompanying notes.

LIGAND PHARMACEUTICALS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  The Company and its Business

        Ligand Pharmaceuticals Incorporated, a Delaware corporation (the “Company” or “Ligand”), discovers, develops and markets new drugs that address critical unmet medical needs of patients in the areas of cancer, pain, men’s and women’s health or hormone related health issues, skin diseases, osteoporosis, and metabolic, cardiovascular and inflammatory diseases. Ligand’s drug discovery and development programs are based on proprietary gene transcription technology, primarily related to Intracellular Receptors and Signal Transducers and Activators of Transcription. The financial statements include the variable interest entity Nexus Equity VI LLC (“Nexus”) and the Company's wholly owned subsidiaries, Ligand Pharmaceuticals International, Inc., Glycomed Incorporated (“Glycomed”), Ligand Pharmaceuticals (Canada) Incorporated, and Seragen, Inc. (“Seragen”).

        The Company markets five products in the United States: AVINZA®, for the relief of chronic, moderate to severe pain; ONTAK®, for the treatment of patients with persistent or recurrent cutaneous T-cell lymphoma (“CTCL”); Targretin® capsules for the treatment of CTCL in patients who are refractory to at least one prior systemic therapy; Targretin® gel, for the topical treatment of cutaneous lesions in patients with early stage CTCL; and Panretin® gel, for the treatment of Kaposi’s sarcoma in AIDS patients. Targretin® capsules and Panretin® gel are also marketed in Europe.

        The Company’s other potential products are in various stages of development. Potential products that are promising at early stages of development may not reach the market for a number of reasons. A significant portion of the Company’s revenues to date have been derived from research and development agreements with major pharmaceutical collaborators. Prior to generating revenues from these products, the Company or its collaborators must complete the development of the products in the human health care market. No assurance can be given that: (1) product development efforts will be successful, (2) required regulatory approvals for any indication will be obtained, (3) any products, if introduced, will be capable of being produced in commercial quantities at reasonable costs or, (4) patient and physician acceptance of these products will be achieved. There can be no assurance that Ligand will ever achieve or sustain annual profitability.

        The Company faces risks common to companies whose products are in various stages of development. These risks include, among others, the Company’s need for additional financing to complete its research and development programs and commercialize its technologies. The Company expects to incur substantial additional research and development expenses, including continued increases in personnel and costs related to preclinical testing and clinical trials. The Company also expects that sales and marketing expenses related to product sales will continue to increase as product revenues continue to grow.

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

2. Significant Accounting Policies

Principles of Consolidation

        The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and Nexus. Nexus is a variable interest entity in which Ligand is the primary beneficiary pursuant to Financial Accounting Standards Board (“FASB”) Interpretation No. 46, as revised (“FIN-46R”) “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51". Intercompany accounts and transactions have been eliminated in consolidation.

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

Cash, Cash Equivalents and Short-term Investments

        Cash and cash equivalents consist of cash and highly liquid securities with original maturities at the date of acquisition of three months or less. Non-restricted investments with an original maturity of more than three months are considered short-term investments and have been classified by management as available-for-sale. Such investments are carried at fair value, with unrealized gains and losses included as a separate component of stockholders’ equity.

Restricted Investments

        Restricted investments consist of U.S. government securities required to be held with a trustee to pay semi-annual interest payments due in 2004 on the 6% convertible subordinated notes issued in November 2002 and certificates of deposit held with a financial institution as collateral under equipment financing and third-party service provider arrangements. Restricted investments have been classified by management as held-to-maturity and are accounted for at amortized cost.

Concentrations of Credit Risk

        Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash equivalents investments and accounts receivable.

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

        As more fully discussed in Note 5, the Company sells certain of its accounts receivable under a non-recourse factoring arrangement with a finance company. The Company can transfer funds in any amount up to 75% of the net amount due from the company's trade customers at the time of the sale to the finance company, with the remaining funds available upon collection or write-off of the trade receivable. Receivables due from the finance company represent the Company’s most significant concentration of credit risk. As of December 31, 2003, the gross amount due from the finance company was $14.1 million, all of which had been collected as of January 31, 2004.

Inventories

        Inventories are stated at the lower of cost or market value. Cost is determined using the first-in-first-out method. Inventories consist of the following (in thousands):

	December 31,

	2003	2002

Raw materials	$101	$65
Work-in-process	4,261	2,914
Finished goods	3,900	1,862

	$8,262	$4,841

Property and Equipment

        Property and equipment is stated at cost and consists of the following (in thousands):

	December 31,

	2003	2002

Land	$5,124	$2,649
Equipment, building, and leashold improvements	56,563	38,941
Less accumulated depreciation and amortization	(38,186)	(31,918)

	$23,501	$9,672

        Depreciation of equipment is computed using the straight-line method over the estimated useful lives of the assets which range from three to thirty years. Assets acquired pursuant to capital lease arrangements and leasehold improvements are amortized using the straight-line method over their estimated useful lives or their related lease term, whichever is shorter.

        Land, building, and leasehold improvements at December 31, 2003 included assets of $2.5 million, $6.3 million and $4.7 million, respectively, as a result of the Company’s consolidation of Nexus Equity VI LLC as of December 31, 2003 in connection with the Company’s adoption of FIN 46(R) (see “Cumulative Effect of Accounting Change” below).

Acquired Technology and Product Rights

        Acquired technology and product rights represent payments related to the Company’s acquisition of ONTAK® (see Note 8) and license and royalty rights for AVINZA® (see Note 6). Acquired technology and product rights are amortized on a straight-line basis over 15 years, the period estimated to be benefited, and consist of the following (in thousands):

	December 31,

	2003	2002

AVINZA®	$114,437	$114,437
ONTAK®	45,312	45,312
Less accumulated amortization	(21,892)	(11,203)

	$137,857	$148,546

        Amortization of acquired technology and product rights for the years ended December 31, 2003, 2002 and 2001 was $10.7 million, $3.8 million and $3.0 million, respectively. Estimated annual amortization for these assets for each of the years in the period from 2004 to 2008 is $10.7 million.

Impairment of Long-Lived Assets

        The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value for the Company’s long-lived assets is determined using the expected cash flows discounted at a rate commensurate with the risk involved. The Company believes the future cash flows to be received from its long-lived assets will exceed the assets’ carrying value, and accordingly has not recognized any impairment losses through December 31, 2003.

Fair Value of Financial Instruments

        The carrying amount of cash, cash equivalents, short-term investments, accounts receivable, restricted investments, accounts payable and accrued liabilities at December 31, 2003 and 2002 are considered to be a reasonable estimate of their fair values due to the short-term nature of those instruments. As of December 31, 2003 and 2002, the carrying amount of equipment financing obligations represents a reasonable estimate of their fair value due to their interest rates approximating current market rates.

        The carrying value and estimated fair value of the Company’s long-term debt at December 31, 2003 is as follows (in thousands):

	Carrying Value	Estimated Fair Value

6% Convertible Subordinated Notes (Note 9)	$155,250	$387,931
Note payable to bank	12,453	13,261

        At December 31, 2002, the carrying amount of the 6% Convertible Subordinated Notes represents a reasonable estimate of their fair value based on current market rates.

        Estimated fair value amounts have been determined using available market information.

Revenue Recognition

        The Company generates revenue from product sales, collaborative research and development arrangements, and other activities such as distribution agreements, royalties, and sales of technology rights. The Company’s collaborative arrangements and distribution agreements may include multiple elements within a single contract. Each element of the contract is separately negotiated. Payments received may include non-refundable fees at the inception of the contract for technology rights under collaborative arrangements or product rights under distribution agreements, fully burdened funding for services performed during the research phase of collaborative arrangements, milestone payments for specific achievements designated in the collaborative or distribution agreements, royalties on sales of products resulting from collaborative arrangements, and payments for the supply of products under distribution agreements.

        Revenues from product sales are recognized upon delivery, net of allowances for returns, rebates, discounts and chargebacks. The Company is obligated to accept from customers the return of pharmaceuticals that have reached their expiration date. Revenue associated with the launch of retail products sold with promotional terms that are more favorable to the customer than the Company’s standard terms (for example, to facilitate broad retail pharmacy distribution of the product) is deferred. The amount of deferred revenue recognized in subsequent periods is determined based on an estimate, using available market information, of the level of product at wholesalers that will sell through to retail outlets.

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

        The composition of product sales by product is as follows (in thousands):

	Year ended December 31,
	2003	2002	2001
AVINZA®	$66,200	$12,174	$—
ONTAK®	34,343	26,642	24,298
Targretin® capsules	10,077	12,188	14,571
Other	4,012	3,518	6,754

	$114,632	$54,522	$45,623

        The composition of collaborative research and development and other revenues is as follows (in thousands):

	Year ended December 31,
	2003	2002	2001
Collaborative research and development	$13,694	$23,328	$25,725
Royalty sale	12,500	18,275	—
Distribution agreements	311	311	4,787
Other	3	204	206

	$26,508	$42,118	$30,718

        For the year ended December 31, 2003, revenues from sales to three wholesale distributors each accounted for more than 10% of total revenues and in the aggregate, represented 67% of total revenues. For the years ended December 31, 2002 and 2001, there were five and three customers, respectively, that individually accounted for 10% or more of total revenues and in the aggregate represented 85% and 39% of total revenues, respectively.

Cumulative Effect of Accounting Change

        In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, an interpretation of ARB No. 51, which was subsequently revised in December 2003 (“FIN 46(R)”). FIN 46(R) requires the consolidation of certain variable interest entities (“VIEs”) by the primary beneficiary of the entity if the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or if the equity investors lack the characteristics of a controlling financial interest.

        Ligand implemented FIN 46(R) effective December 31, 2003, and consolidated the entity from which it leases one of its two corporate headquarter buildings as of that date, as it determined that the entity is a VIE, as defined by FIN 46(R), and that the Company would absorb a majority of its expected losses, if any, as defined by the Interpretation. Accordingly, Ligand consolidated assets, which consist of land, the building, and related tenant improvements, with a total carrying value of $13.5 million, net of accumulated depreciation. Additionally, the Company consolidated the entity’s debt of $12.5 million and non-controlling interest of $0.6 million. All such assets and liabilities are included in the accompanying consolidated balance sheet at December 31, 2003. In connection with the implementation of FIN 46(R), the Company also recorded a $2.0 million charge ($0.03 per share) as a cumulative effect of the accounting change on December 31, 2003. Due to the structure of the operating agreement for the entity, the entity’s depreciation and interest expense are not allocated to the non-controlling interest. See also Note 11, “Commitments and Contingencies,” for a discussion of all the Company’s leases.

Costs and Expenses

        Cost of products sold includes manufacturing costs, amortization of acquired technology, and royalty expenses associated with the Company’s commercial products. Research and development costs are expensed as incurred. Research and development expenses were $67.7 million, $58.8 million and $51.1 million in 2003, 2002 and 2001 respectively, of which approximately 86%, 75% and 70% were sponsored by Ligand, and the remainder of which was funded pursuant to collaborative research and development arrangements.

Loss Per Share

        Net loss per share is computed using the weighted average number of common shares outstanding. Basic and diluted net loss per share amounts are equivalent for the periods presented as the inclusion of potential common shares in the number of shares used for the diluted computation would be anti-dilutive. Potential common shares, the shares that would be issued upon the conversion of convertible notes and the exercise of outstanding warrants and stock options, were 32.3 million, 31.9 million and 14.8 million at December 31, 2003, 2002 and 2001, respectively.

Accounting for Stock-Based Compensation

        The Company accounts for stock-based compensation in accordance with Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, and FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation.

        Pro forma information regarding net loss and loss per share is required by SFAS No. 123, Accounting for Stock-based Compensation, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The estimated weighted average fair value at grant date for the options granted during 2003, 2002 and 2001 was $6.41, $7.92 and $7.48 per option, respectively. The fair value for these options was estimated at the dates of grant using the Black-Scholes option valuation model with the following weighted-average assumptions for 2003, 2002 and 2001:

	2003	2002	2001
Risk free interest rates	3.25%	2.80%	4.30%
Dividend yields	—	—	—
Volatility	74%	77%	70%
Weighted average expected life	5 years	5 years	5 years

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

        For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information is as follows (in thousands, except for net loss per share information):

	Year ended December 31,
	2003	2002	2001
Net loss as reported	$(37,462)	$(32,596)	$(42,995)
Stock-based employee compensation expense included in reported net loss	405	—	—
Less total stock-based compensation expense determined under fair value based method for all awards	(6,797)	(6,434)	(5,571)

Net loss pro forma	$(43,854)	$(39,030)	$(48,566)

Net loss per share pro forma	$(0.62)	$(0.56)	$(0.82)

Foreign Currency Translation

        Gains and losses resulting from foreign currency translation are accumulated as a separate component of stockholders’ equity as accumulated other comprehensive income (loss). Gains and losses resulting from foreign currency transactions are included in the consolidated statements of operations.

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

Recent Accounting Pronouncements

        In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, an interpretation of ARB No. 51, which was subsequently revised prior to implementation in December 2003. The revised Interpretation, known as “FIN 46(R)”, requires the consolidation of certain variable interest entities by the primary beneficiary of the entity if the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or if the equity investors lack the characteristics of a controlling financial interest. Ligand adopted FIN 46(R) effective December 31, 2003. See “Cumulative Effect of Accounting Change” above.

        In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with the characteristics of both liability and equity, and requires that such financial instruments be reported as liabilities. The provisions of SFAS 150 are effective for instruments entered into or modified after May 31, 2003, and pre-existing instruments after June 15, 2003. The Company does not have any financial instruments covered by the Statement.

Reclassifications

        Certain reclassifications have been made to amounts included in the prior years’ financial statements to conform to the presentation for the year ended December 31, 2003.

3. Investments

        The following table summarizes the various investment categories at December 31, 2003 and 2002 (in thousands):

	Cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value

December 31, 2003
U.S. government securities	$14,265	$8	$(1)	$14,272
Corporate obligations	16,518	11	(1)	16,528

	30,783	19	(2)	30,800
U.S. government securities - restricted	9,204	—	—	9,204
Certificates of deposit - restricted	1,656	—	—	1,656

	$41,643	$19	$(2)	$41,660

December 31, 2002
U.S. government securities	$4,547	$25	$(2)	$4,570
Corporate obligations	8,202	55	—	8,257

	12,749	80	(2)	12,827
U.S. government securities - restricted	18,014	—	—	18,014
Certificates of deposit - restricted	1,630	—	—	1,630

	$32,393	$80	$(2)	$32,471

        There were no material realized gains or losses on sales of available-for-sale securities for the years ended December 31, 2003, 2002 and 2001.

        The amortized cost and estimated fair value of investments at December 31, 2003, by contractual maturity, are shown below (in thousands). Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	December 31, 2003

	Cost	Estimated fair value

Due in one year or less	$37,647	$37,653
Due after one year through three years	3,996	4,007

	$41,643	$41,660

4. Other Balance Sheet Details

        Accounts receivable consist of the following (in thousands):

	December 31,

	2003	2002

Due from finance company	$14,106	$—
Trade accounts receivable	6,060	12,582
Less allowances	(1,115)	(406)

	$19,051	$12,176

        Other assets consist of the following (in thousands):

	December 31,

	2003	2002

Debt issue costs, net	$4,205	$5,073
Prepaid royalty buyout, net	2,856	3,128
Payment to extend X-Ceptor purchase right (Note 14)	—	5,000
Deferred rent (Note 11)	—	2,966
Equity investment in X-Ceptor	—	1,265
Other	1,023	560

	$8,084	$17,992

        Accrued liabilities consist of the following (in thousands):

	December 31,

	2003	2002

Allowances for product returns, sales incentives, rebates and chargebacks (1)	$10,347	$4,820
Amount due co-promote partner (Note 7)	9,360	—
Compensation	3,888	2,338
Royalties	3,833	2,505
Interest	1,138	880
AVINZA® royalty rights	—	4,133
Other	1,749	1,930

	$30,315	$16,606

(1)	Prior to 2003, "Allowances for product returns, sales incentives, rebates and chargebacks" was netted against "Accounts receivable" in the Company's consolidated balance sheets. The 2002 balances have been reclassified to conform with the current year presentation.

5. Accounts Receivable Factoring Arrangement

        During the second quarter of 2003, the Company entered into a one-year accounts receivable factoring arrangement under which eligible accounts receivable are sold without recourse to a finance company. Commissions on factored receivables are paid to the finance company based on the gross receivables sold, subject to a minimum annual commission. Additionally, the Company pays interest on the net outstanding balance of the uncollected factored accounts receivable at an interest rate equal to the JPMorgan Chase Bank prime rate. The Company continues to service the factored receivables. The expenses relating to the Company’s servicing of the receivables are not material to the consolidated financial statements. The Company accounts for the sale of receivables under this arrangement in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.

        As of December 31, 2003, the Company had received cash of $27.5 million under the factoring arrangement for the sale of trade receivables that were outstanding as of that date. The gross amount due from the finance company at December 31, 2003 was $14.1 million.

6. Strategic Alliance with Elan Corporation

        The Company and Elan Corporation, plc (“Elan”) have been parties to a number of agreements that provided financing to the Company and a license to Elan’s product AVINZA®. Significant provisions are as follows:

Financing Arrangement

        In 1998, Elan purchased approximately $20.0 million of the Company’s common stock and $40.0 million in issue price of zero coupon convertible senior notes, due 2008, (the “Notes”), convertible into the Company’s common stock at $14.00 per share. In 1999, the Company issued $40.0 million of Notes to Elan, convertible at $14.00 per share, and $20.0 million of Notes, convertible at $9.15 per share. In 1999, Elan subsequently converted Notes of $20.0 million plus accrued interest into 2,244,460 shares of the Company’s common stock. In 2000, Elan converted an additional $20.0 million in Notes plus accrued interest into 1,501,543 shares of the Company’s common stock. On December 29, 2000, the Company issued the final $10.0 million of Notes to Elan provided for under the terms of the agreement, convertible at $14.16 per share.

        In December 2001, Elan agreed to convert Notes of $50.0 million plus accrued interest of $11.8 million into 4,406,010 shares of Ligand common stock. The conversion occurred in February 2002 subsequent to regulatory approval. In connection with the conversion, Ligand provided Elan with a $5.0 million conversion incentive through the issuance in December 2001 of 274,843 shares of the Company’s common stock.

        In March 2002, Elan agreed to convert the remaining $20.0 million in issue price zero coupon convertible senior notes and $4.7 million of accrued interest into 1,766,916 shares of Ligand common stock. In connection with the conversion, Ligand provided Elan with a $2.0 million conversion incentive through the issuance of 102,151 shares of common stock.

        The financing arrangement with Elan contained certain rights of first refusal upon the subsequent issuance of securities. In accordance with such rights and as a result of other equity issuances by the Company, the Company issued 91,406 warrants to Elan in 1999 and sold 416,667 shares of common stock to Elan in 2001 for $5.0 million. Elan subsequently exercised the warrants in connection with the March 2002 conversion of zero coupon convertible senior notes.

License Agreement

        In 1998, Elan also agreed to exclusively license to the Company in the United States and Canada its proprietary product AVINZA®, a form of morphine for chronic, moderate-to-severe pain. For the rights to AVINZA® and for reaching certain milestones, the Company paid Elan a total of $19.0 million through the issuance of 1,597,365 shares of the Company’s common stock and $10.0 million from the issuance of Notes.

        In November 2002, the Company and Elan agreed to amend the terms of the AVINZA® license and supply agreement. Under the terms of the amendment, Ligand paid Elan $100.0 million in return for a reduction in Elan’s product supply price on sales of AVINZA® by Ligand, rights to sublicense and obtain a co-promotion partner in its territories, and rights to qualify and purchase AVINZA® from a second manufacturing source. Elan’s adjusted royalty and supply price of AVINZA® is approximately 10% of the product’s net sales, compared to approximately 30-35% in the prior agreement. Ligand also committed to purchase an annual minimum number of batches of AVINZA® from Elan through 2005 estimated at approximately $9.2 million per year. In addition, Elan agreed to forego its option to co-promote AVINZA® in the United States and Canada. The amount paid to Elan and related transaction costs were capitalized as acquired product rights.

        The total amount paid to Elan for AVINZA® purchases and royalties in 2003 and 2002 was $6.3 and $5.4 million, respectively.

Repurchase of Elan Shares

        In connection with the November 2002 restructuring of the AVINZA® license agreement, the Company also agreed to repurchase approximately 2.2 million Ligand common shares held by an affiliate of Elan for $9.00 a share. The difference between the $9.00 purchase price and the public price of the shares at the time the agreement was signed, approximately $4.1 million, was treated as an additional component of the price paid for the reduced AVINZA® royalty rate under the restructured license and supply agreement. The shares were purchased and retired in February 2003.

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

Distribution Agreement

        In February 2001, the Company and Elan entered into a distribution agreement providing for the distribution of certain of the Company’s products in various European and other international territories for a term of ten years. The Company received a $1.5 million up-front fee at contract inception, and $4.5 million in milestone payments upon the subsequent submission of European Union (“EU”) applications for Marketing Authorization Approval (“MAA”) and grants of MAAs for certain of the products subject to the distribution agreement. The Company may receive additional payments as products are submitted and approved in the territories. In February 2004, Elan and Medeus Pharma Limited (“Medeus”) announced that Medeus had acquired Elan’s European sales and marketing business, and that the acquisition included the marketing and distribution rights to certain of the Company’s products in Europe.

7. AVINZA®

Approval and Product Launch

        In March 2002, the FDA approved AVINZA® for the relief of chronic, moderate to severe pain. In connection with the subsequent launch of AVINZA® in June 2002, the Company shipped $11.5 million of product to wholesaler customers. The product was sold under certain promotional launch programs that provided customers with discounts off wholesale price and 90-day payment terms instead of the Company’s standard 30-day terms. The promotions were implemented to ensure the availability of a sufficient retail supply of AVINZA® in those territories where Ligand sales representatives were initially promoting the product. Of the amount shipped, $4.1 million was recognized as revenue based on the Company’s policy of deferring recognition of revenue associated with promotional product terms for a new product launch requiring broad retail pharmacy distribution. As of December 31, 2002, $750,000 remained deferred which was subsequently recognized as revenue in 2003.

Co-promotion

        In February 2003, Ligand and Organon Pharmaceuticals USA Inc. (“Organon”) announced that they had entered into an agreement for the co-promotion of AVINZA®. Under the terms of the agreement, Organon committed to a specified minimum number of primary and secondary product calls delivered to certain high prescribing physicians and hospitals beginning in March 2003. In exchange, Ligand pays Organon a percentage of AVINZA® net sales based on the following schedule:

Annual Net Sales of AVINZA®	% of Incremental Net Sales Paid to Organon by Ligand
$0-35 million (2003 only)	0% (2003 only)
$0-150 million	30%
$150-300 million	40%
$300-425 million	50%
>$425 million	45%

        In the fourth quarter of 2003, annual net sales of AVINZA® exceeded $35.0 million. Consequently, Ligand recognized selling, general, and administrative expense of $9.4 million.

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

8. Seragen

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

        In connection with the Seragen merger, the Company acquired substantially all the assets of Marathon Biopharmaceuticals, LLC (“Marathon”), which provided manufacturing services to Seragen. In 2000, Ligand sold the contract manufacturing assets of Marathon and in connection with the sale, entered into a three-year supply and development agreement with the acquirer for the manufacture of ONTAK®. Purchases under the agreement amounted to $4.6 million, $1.8 million and $2.1 million in 2003, 2002 and 2001, respectively. In 2003, the Company entered into a new five-year agreement with Cambrex Bio Science Hopkinton, Inc., the successor of Marathon, for the continued manufacturing of ONTAK®.

9. Long-term Debt

        Long-term debt consists of the following (in thousands):

	December 31,

	2003	2002

6% Convertible Subordinated Notes	$155,250	$155,250
Note payable to bank	12,453	—

	167,703	155,250
Less current portion	(295)	—

Long-term debt	$167,408	$155,250

6% Convertible Subordinated Notes

        In November 2002, the Company completed a private offering of Convertible Subordinated Notes in the aggregate principal amount of $155.3 million, receiving net proceeds of $150.1 million. The notes pay interest semi-annually at a rate of 6% and mature on November 16, 2007. Holders may convert the notes into shares of common stock at any time prior to maturity at a conversion rate of 161.9905 shares per $1,000 principal amount of notes. Of the net proceeds, $18.0 million was invested in U.S. government securities and placed with a trustee to pay the first four scheduled interest payments. The first two of these interest payments were made in 2003 for $9.1 million. On or after November 22, 2005, the Company has the option to redeem the notes, in whole or in part, at specified redemption prices ranging from 102.4% to 101.2% of the outstanding principal amount plus accrued and unpaid interest. Upon a change in control, holders of the notes can require the Company to repurchase the notes.

Note Payable to Bank

        In December 2003, the Company implemented the provisions of FIN 46(R), Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 (see Note 2, “Significant Accounting Policies – Cumulative Effect of Accounting Change”). As a result of implementing FIN 46(R), the Company’s consolidated balance sheet as of December 31, 2003 reflects additional debt of $12.5 million. This debt represents a note payable to a financial institution, carrying an interest rate of 7.15%, and requiring periodic payments of principal and interest through July 2008. The note is secured by a lien on one of the Company’s buildings (including the land and tenant improvements associated with that building) with a net book value of $13.5 million at December 31, 2003.

10. Royalty Agreements

        The Company has royalty obligations under various technology license agreements. During 2003, royalties to individual licensors were accrued ranging from 0.5% to 20% of net sales. Royalty expense for the years ended December 31, 2003, 2002 and 2001 was $13.1 million, $8.8 million and $7.8 million, respectively.

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

        In October 2003, the Company and Royalty Pharma amended their existing royalty agreement, and Royalty Pharma exercised an option for $12.5 million in exchange for 0.7% of potential future sales of three selective estrogen receptor modulator (SERM) products for 10 years. Under the revised agreement, Royalty Pharma has three additional options to purchase up to 1.3% of such product net sales for $39.0 million. Additionally, Royalty Pharma agreed to pay cumulative milestones of up to $2.5 million upon the launches of the SERM products (provided they are approved by September 30, 2005). The first option, structured to expire in the fourth quarter of 2003, expired unexercised. The second and third options become exercisable upon NDA acceptance and approval milestones or as specified dates are reached in 2004 and 2005. For the options that expire in 2004 and 2005, the royalty rates owed to Royalty Pharma will be reduced if certain events occur and if sales of SERM products exceed certain thresholds. In addition, if Phase III data for at least one of the SERM products have not been published by March 31, 2004, these options will have no fixed expiration date. Instead, they must be exercised within 30 days of the applicable development milestone. As of December 31, 2003, Royalty Pharma had acquired cumulative rights to 1.3875% of such products' royalties and holds options to acquire an additional 0.8%.

        In December 2002, Ligand also entered into an agreement to sell Royalty Pharma a 1% interest in net sales of Targretin® capsules for $1.0 million starting in January 2003. The $1.0 million is being accounted for as a financing arrangement in accordance with Emerging Issues Task Force (“EITF”) Issue No. 88-18, Sales of Future Revenues.

10. Commitments and Contingencies

Equipment Financing

        The Company has entered into capital lease and equipment note payable agreements that require monthly payments through December 2007 including interest ranging from 4.73% to 10.66%. The carrying value of equipment under these agreements at December 31, 2003 and 2002 was $6.5 million and $7.9 million, respectively. At December 31, 2003 and 2002, related accumulated amortization was $3.3 million and $4.1 million, respectively. The underlying equipment is used as collateral under the equipment notes payable.

        Certain of the equipment financing agreements contain provisions that require the Company to fund standby letters of credit equal to the balance financed under the arrangement in the event unrestricted cash levels fall below specified amounts.

Property Leases

        The Company leases one of its corporate headquarter buildings from a limited liability company (the “LLC”) in which Ligand holds a 1% ownership interest. No Ligand officer or employee has any financial interest with regard to this lease arrangement or with the LLC used in this arrangement. The lease agreement provides for increases in annual rent of 4% and terminates in 2014. In addition, Ligand has the option to either purchase the portion of the LLC that it does not currently own, purchase the property from the lessor at a purchase price equal to the outstanding debt on the property plus a calculated return on the investment made by the LLC’s other shareholder, sell the property to a third party, or renew the lease arrangement.

        This specific type of operating lease is commonly referred to as a “synthetic lease”. Prior to the issuance of FIN 46(R), synthetic leases represented a form of off-balance sheet financing under which they were treated as an operating lease for financial reporting purposes and as a financing lease for tax purposes. Under FIN 46(R), a synthetic lease is evaluated to determine i) if it qualifies as a VIE and if so, ii) the primary beneficiary required to consolidate the VIE.

        Under FIN 46(R), Ligand determined that the LLC qualified as a VIE, and that Ligand is the primary beneficiary of the VIE, as the Company would absorb the majority of the entity’s expected losses, if any, as defined by the Interpretation. In accordance with FIN 46(R), the Company has consolidated the LLC as of December 31, 2003. See Note 2, “Significant Accounting Policies – Cumulative Effect of Accounting Change” section for information on the impact of the Company’s adoption of FIN 46(R).

        The maximum exposure to loss on the synthetic lease is indemnification for various losses, costs and expenses incurred by the LLC as a result of Ligand’s use of the premises or the environmental condition of the property to the extent it exceeds the limit of insurance held by the Company. Any such additional losses, costs or expenses are contingent upon the existence of certain conditions, and therefore, not quantifiable at this time. In December 2003, the Company informed the other shareholder of the LLC that it was exercising its right to acquire the portion of the LLC that it does not currently own. The transaction, as presently structured, calls for Ligand's assumption of the existing mortgage against the property and a payment to the LLC’s other shareholder of approximately $0.6 million. The purchase is expected to close in the first quarter of 2004.

        The Company leases its other office and research facilities under operating lease arrangements with varying terms through July 2015. The agreements provide for increases in annual rents based on changes in the Consumer Price Index or fixed percentage increases ranging from 3% to 7%.

        Total rent expense under all office leases for 2003, 2002 and 2001 was $3.4 million, $3.3 million and $3.4 million, respectively.

        At December 31, 2003 annual minimum payments due under the Company’s office and equipment lease obligations are as follows (in thousands):

	Obligations under capital leases and equipment notes payable	Operating leases
2004	$2,416	$1,795
2005	1,706	1,844
2006	889	1,873
2007	222	1,707
2008	—	1,708
Thereafter	—	11,242

Total minimum lease payments	5,233	$20,169

Less amounts representing interest	(405)

Present value of minimum lease payments	4,828
Less current portion	(2,184)

	$2,644

Litigation

        On December 11, 2001, a lawsuit was filed in the United States District Court for the District of Massachusetts against Ligand by the Trustees of Boston University and other former stakeholders of Seragen. The suit was subsequently transferred to federal district court in Delaware. The complaint alleges breach of contract, breach of the implied covenants of good faith and fair dealing and unfair and deceptive trade practices based on, among other things, allegations that Ligand wrongfully withheld approximately $2.1 million in consideration due the plaintiffs under the Seragen acquisition agreement. This amount had been previously accrued for in the Company’s financial statements. The complaint seeks payment of the withheld consideration and treble damages. Ligand filed a motion to dismiss the unfair and deceptive trade practices claim. The court subsequently granted Ligand’s motion to dismiss the unfair and deceptive trade practices claim (i.e. the treble damages claim), granted Boston University’s motion for summary judgment, and in November 2003 entered judgment for Boston University. In January 2004, the district court issued an amended judgment awarding interest of approximately $739,000 to the plaintiffs in addition to the $2.1 million withheld. We have appealed the judgment in this case as well as the award of interest and the calculation of damages.

        In addition, the Company is subject to various lawsuits and claims with respect to matters arising out of the normal course of business. Due to the uncertainty of the ultimate outcome of these matters, the impact on future financial results is not subject to reasonable estimates.

12. Stockholders' Equity

Stock Issuance

        In September 2003, the Company raised net proceeds of $45.0 million in a private placement of 3,483,593 shares of its common stock.

        In April 2002, the Company raised net proceeds of $65.9 million in a private placement of 4,252,500 shares of its common stock.

Repurchase of Elan Shares

        As more fully described in Note 6, in February 2003, Ligand purchased and retired approximately 2.2 million Ligand common shares held by an affiliate of Elan.

Warrants

        At December 31, 2003, there were outstanding warrants to purchase 950,000 shares of the Company’s common stock. The warrants have an exercise price of $10.00 per share and expire on October 6, 2006.

Stock Plans

        In May 2002, the Company’s stockholders approved the 2002 Stock Option/Stock Issuance Plan (the “2002 Option Plan”) which is the successor to the Company’s 1992 Stock Option/Stock Issuance Plan (the “1992 Plan”). The 2002 Option Plan provides for the issuance of options to purchase 1,305,000 shares of the Company’s common stock including options for approximately 550,000 shares of common stock that remained available for issuance under the 1992 Plan. At the time the 2002 Option Plan became effective, there were approximately 6,855,000 shares reserved for issuance including shares that had been reserved for and were subject to outstanding options under the 1992 Plan. The options granted generally have 10-year terms and vest over four years of continued employment. The Company also has an employee stock purchase plan (the 2002 Employee Stock Purchase Plan) that provides for the sale of up to 540,000 shares of the Company’s common stock to employees.

        In June 2003, the Company’s stockholders approved an amendment to the 2002 Option Plan increasing the authorized number of shares of common stock available for issuance by 750,000 shares. Additionally, the Company’s stockholders approved an amendment to the 2002 Employee Stock Purchase Plan increasing the authorized number of shares of common stock available for purchase by 400,000 shares.

        Following is a summary of the Company’s stock option plan activity and related information:

	Shares	Weighted average exercise price

Balance at January 1, 2001	5,664,549	$11.11
Granted	1,010,299	12.14
Exercised	(573,531)	10.11
Canceled	(702,951)	12.22

Balance at December 31, 2001	5,398,366	11.27
Granted	1,345,072	12.34
Exercised	(346,187)	9.20
Canceled	(737,006)	11.34

Balance at December 31, 2002	5,660,245	11.64
Granted	1,414,228	10.20
Exercised	(345,374)	10.31
Canceled	(565,577)	12.88

Balance at December 31, 2003	6,163,522	$11.27

        Following is a further breakdown of the options outstanding as of December 31, 2003:

	Options outstanding			Options exercisable
Range of exercise prices	Options outstanding	Weighted average remaining life in years	Weighted average exercise price	Number exercisable	Weighted average exercise price
$ 1.82 - $ 9.25..........	1,813,550	7.12	$7.62	831,877	$7.36
9.31 - 11.25..........	1,293,071	5.59	10.23	1,075,386	10.19
11.26 - 13.01..........	1,267,231	5.03	12.18	1,065,302	12.13
13.02 - 16.38..........	1,314,089	6.64	14.48	793,292	14.38
16.40 - 16.95..........	475,581	8.25	16.75	248,152	16.71

	6,163,522	6.35	$11.27	4,014,009	$11.35

        At December 31, 2003, 834,883 and 305,850 shares were available under the 2002 Option Plan and the 2002 Employee Stock Purchase Plan, respectively, for future grants of stock options or sale of stock.

Shareholder Rights Plan

        The Company has a preferred shareholder rights plan (the “Shareholder Rights Plan”), which provides for a dividend distribution of one preferred share purchase right (a “Right”) on each outstanding share of the Company’s common stock. Each Right entitles stockholders to buy 1/1000th of a share of Ligand Series A Participating Preferred Stock at an exercise price of $100, subject to adjustment. The Rights become exercisable following the tenth day after a person or group announces an acquisition of 10% or more of the common stock, or announces commencement of a tender offer, the consummation of which would result in ownership by the person or group of 10% or more of the common stock. The Company will be entitled to redeem the Rights at $0.01 per Right at any time on or before the earlier of the tenth day following acquisition by a person or group of 10% or more of the common stock and September 13, 2006. In February 2004 the Board of Directors approved an amendment to the Plan to remove a carve-out which had allowed Elan to own up to 25% of the Company’s common stock without triggering the Rights.

13. Collaborative Research and Development Agreements

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

        The following are details regarding significant collaborative arrangements that were in the research phase during the years ended December 31, 2003, 2002 and 2001.

TAP

        In June 2001, the Company entered into a research and development collaboration with TAP Pharmaceutical Products Inc. (“TAP”) to focus on the discovery and development of selective androgen receptor modulators (“SARMs”). SARMs contribute to the prevention and treatment of certain diseases, including hypogonadism, male and female sexual dysfunction, male and female osteoporosis, frailty, and male hormone replacement therapy. The initial research term concludes in June 2004. TAP may extend the term for up to three additional years. In December 2003, the companies announced that the collaboration had been extended through June 2005. Collaborative research revenues recognized under the agreement for the years ended December 31, 2003, 2002 and 2001 were $5.2 million, $6.3 million and $4.3 million, respectively.

Bristol-Myers Squibb

        In May 2000, the Company entered into a research and development collaboration with Bristol-Myers Squibb to focus on the discovery, design and development of orally active compounds that selectively modulate the mineralocorticoid receptor. In June 2001, Bristol-Myers Squibb terminated this collaboration. Collaborative research revenues recognized under the agreement for the year ended December 31, 2001 were $3.7 million.

Organon

        In February 2000, the Company entered into a research and development collaboration with Organon to focus on small molecule compounds with potential effects for the treatment and prevention of gynecological diseases mediated through the progesterone receptor. The research phase was completed in February 2002. Collaborative research revenues recognized under the agreement for the years ended December 31, 2002 and 2001 were $330,000 and $3.1 million, respectively.

Eli Lilly & Company

        In November 1997, the Company entered into a research and development collaboration with Lilly for the discovery and development of products based on Ligand’s Intracellular Receptor technology. Collaborative research revenues including achieved milestones recognized under the agreement for the years ended December 31, 2003, 2002 and 2001 were $6.8 million, $14.1 million and $13.7 million, respectively. The initial research term concluded in November 2002. In April 2002, Lilly and Ligand announced the companies would extend the collaboration until November of 2003. In May 2003, the companies announced the second extension of the collaboration until November 2004.

GlaxoSmithKline

        In February 1995, the Company entered into a research and development collaboration with SmithKline Beecham Corporation (now GlaxoSmithKline) to discover and characterize small molecule drugs to control hematopoiesis for the treatment of a variety of blood cell deficiencies. The research phase was completed in February 2001. Collaborative research revenues including achieved milestones recognized under the agreement for the years ended December 31, 2003, 2002 and 2001 were $750,000, $2.0 million and $52,000, respectively.

14. X-Ceptor Therapeutics, Inc.

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

        Ligand also issued warrants to X-Ceptor investors, founders and certain employees to purchase 950,000 shares of Ligand common stock with an exercise price of $10 per share and expiration date of October 6, 2006. The warrants were recorded at their fair value of $4.20 per warrant or $3.9 million as deferred warrant expense within stockholders’ deficit and were amortized to operating expense through June 2002. Amortization for the years ended December 31, 2002 and 2001 was $692,000 and $1.4 million, respectively.

        Ligand is accounting for its investment in X-Ceptor using the equity method of accounting. Ligand’s interest in X-Ceptor losses for the years ended December 31, 2003, 2002 and 2001 was $1.0 million, $1.1 million and $804,000, respectively, which are included in "Other income (expense)" in the consolidated statements of operations. Included in the losses recognized is the amortization of the $1.7 million excess of the Company’s investment in X-Ceptor over Ligand’s equity in the net assets acquired.

15. Income Taxes

        At December 31, 2003, the Company had consolidated federal and combined California income tax net operating loss carryforwards of approximately $541.2 million and $81.8 million, respectively. The difference between the federal and California tax loss carryforwards is primarily attributable to the capitalization of research and development expenses for California income tax purposes and the 60% limitation on California loss carryforwards. The federal tax loss carryforwards began expiring in 2002. The California tax loss carryforwards began expiring in 1998. At December 31, 2003, the Company also had consolidated federal and combined California research tax credit carryforwards of approximately $24.1 million and $11.9 million, respectively, which began expiring in 2003.

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

        Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2003 and 2002 are shown below. A valuation allowance has been recognized to fully offset the net deferred tax assets as of December 31, 2003 and 2002 as realization of such assets is uncertain.

	December 31,

	2003	2002

	(in thousands)
Deferred tax liabilities:
Purchased intangible assets	$9,835	$10,725

Total deferred tax liabilities	9,835	10,725

Deferred tax assets:
Net operating loss carryforwards	188,917	178,005
Research and development credits	31,961	31,170
Capitalized research and development	12,365	10,632
Fixed assets and intangibles	6,282	7,661
Accrued expenses	9,471	4,560
Deferred revenue	730	3,066
Other, net	390	255

Total deferred tax assets	250,116	235,349

Net deferred tax assets	240,281	224,624
Valuation allowance for deferred tax assets	(240,281)	(224,624)

	$—	$—

        As of December 31, 2003, approximately $5.4 million of the valuation allowance for deferred tax assets related to benefits of stock option deductions which, when recognized, will be allocated directly to paid-in capital.

16. Summary of Unaudited Quarterly Financial Information

        The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2003 and 2002 (in thousands, except per share amounts).

	Quarter Ended
	March 31	June 30	September 30	December 31
2003
Total revenues	$23,123	$29,126	$31,283	$57,608
Cost of products sold	6,620	7,766	8,565	8,667
Research and development costs	16,640	16,859	17,696	16,484
Selling, general and administrative	12,426	13,571	13,216	12,448
Co-promotion	—	—	—	9,360
Total operating costs and expenses	35,686	38,196	39,477	46,659
Cumulative effect of accounting change	—	—	—	(2,005)
Net income/(loss)	$(20,320)	$(11,997)	$(11,087)	$5,942
Basic and diluted net income/(loss) per share	$(0.29)	$(0.17)	$(0.16)	$0.08
Weighted average number of common shares for basic net income/(loss) per share	70,238	69,275	70,100	73,098
Weighted average number of common shares for diluted net income/(loss) per share	70,238	69,275	70,100	99,684

Pro forma retroactive application of FIN 46(R):
Net income/(loss)	$(20,330)	$(12,009)	$(11,098)	$7,880
Basic net income/(loss) per share	$(0.29)	$(0.17)	$(0.16)	$0.11
Diluted net income/(loss) per share	$(0.29)	$(0.17)	$(0.16)	$0.10

2002
Total revenues	$24,886	$19,166	$25,266	$27,322
Cost of products sold	4,460	4,681	5,646	5,519
Research and development costs	13,115	13,681	15,641	16,370
Selling, general and administrative	9,658	10,279	10,766	10,975
Total operating costs and expenses	27,233	28,641	32,053	32,864
Net loss	$(6,575)	$(12,246)	$(7,047)	$(6,728)
Basic and diluted net loss per share	$(0.10)	$(0.17)	$(0.10)	$(0.09)
Weighted average number of common shares for basic and diluted net loss per share	63,123	70,413	71,358	71,410

Pro forma retroactive application of FIN 46(R):
Net loss	$(6,638)	$(12,304)	$(7,096)	$(6,757)
Basic and diluted net loss per share	$(0.11)	$(0.17)	$(0.10)	$(0.09)

17. Subsequent Events

        In March 2004, Ligand entered into a five year manufacturing and packaging agreement with Cardinal Health PTS, LLC (“Cardinal”) under which Cardinal will manufacture AVINZA® at its Winchester, Kentucky facility. Under the terms of the agreement, Ligand committed to certain minimum annual purchases ranging from approximately $1.6 million to $2.3 million. In addition, if regulatory approval for the manufacture of AVINZA® at the Kentucky facility has not been obtained within 30 months of the agreement’s effective date, Ligand will pay Cardinal $50,000 per month until such approval is obtained or through the initial term of the contract. The technology transfer and regulatory approval is expected to be complete in 2005 after which commercial product manufacturing will commence.

        In March 2004, Ligand paid the Salk Institute $1.12 million to exercise an option to buy out milestone payments, other payment-sharing obligations and royalty payments due on future sales of lasofoxifene, a product under development by Pfizer.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Not applicable.

Item 9A. Controls and Procedures

        (a)  Evaluation of disclosure controls and procedures. An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company's disclosure controls and procedures within 90 days before the filing date of this Form 10-K. Based on their evaluation, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and is accumulated and communicated to Ligand's management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

        (b)  Changes in internal controls. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2003 that have materially affected or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

        The sections labeled “Election of Directors”, “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” appearing in the Company’s Proxy Statement to be delivered to stockholders in connection with the 2004 Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated herein by reference.

        Code of Conduct and Ethics Policy

        Ligand has adopted a code of business conduct and ethics for directors, officers (including Ligand’s chief executive officer and chief financial officer) and employees, known as the Code of Conduct and Ethics Policy. The Code of Conduct and Ethics Policy is filed as Exhibit 14.1 to this Form 10-K. Stockholders may request a free copy of the Code of Conduct and Ethics Policy from:

        Investor Relations
        Ligand Pharmceuticals Incorporated
        10275 Science Center Drive
        San Diego, CA 92121

Item 11. Executive Compensation

        The section labeled “Executive Compensation and Other Information” appearing in the Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

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

        The following table summarizes information about our equity compensation plans at December 31, 2003:

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	6,163,522	$ 11.2718	1,140,733 (1)

Equity compensation plans not approved by security holders (2)	—	—	—

	6,163,522	$ 11.2718	1,140,733

(1)	At December 31, 2003, 834,883 and 305,850 shares were available under the 2002 Option Plan and the 2002 Employee Stock Purchase Plan, respectively, for future grants of stock options or sale of stock.
(2)	There are no equity compensation plans (including individual compensation arrangements) not approved by the Company's security holders.

Item 13. Certain Relationships and Related Transactions

        The sections labeled “Executive Compensation and Other Information” and “Certain Relationships and Related Transactions” appearing in the Proxy Statement are incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

        The section labeled “Principal Auditor Fees and Services” appearing in the Proxy Statement are incorporated herein by reference.

PART IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) The following documents are included as part of this Annual Report on Form 10-K.

      Index to Financial Statements
      Independent Auditors' Report
      Consolidated Balance Sheets
      Consolidated Statements of Operations
      Consolidated Statements of Stockholders' Equity (Deficit)
      Consolidated Statements of Cash Flows
      Notes to Consolidated Financial Statements

(b) Reports on Form 8-K.

        We filed or furnished the following reports on Form 8-K during the fourth quarter of 2003.

1.	Ligand filed a Current Report on Form 8-K on October 3, 2003, reporting under Item 5 the issuance of a press release announcing the amendment to the Royalty Pharma SERM royalty agreement.
2.	Ligand furnished a Current Report on Form 8-K on October 31, 2003, reporting under Item 12 the issuance of a press release announcing Ligand's third quarter earnings results.
3.	Ligand filed a Current Report on Form 8-K on December 4, 2003, reporting under Item 5 the implementation of a stock selling plan for Michael A. Rocca.

(c) Exhibits

Exhibit Number	Description
2.1 (1)	Agreement and Plan of Reorganization dated May 11, 1998, by and among the Company, Knight Acquisition Corp. and Seragen, Inc. (Filed as Exhibit 2.1).
2.2 (1)	Option and Asset Purchase Agreement, dated May 11, 1998, by and among the Company, Marathon Biopharmaceuticals, LLC, 520 Commonwealth Avenue Real Estate Corp. and 660 Corporation. (Filed as Exhibit 10.3).
2.3 (19)	Asset Purchase Agreement among CoPharma, Inc., Marathon Biopharmaceuticals, Inc., Seragen, Inc. and the Company dated January 7, 2000. (The schedules referenced in this agreement have not been included because they are either disclosed in such agreement or do not contain information which is material to an investment decision (with certain confidential portions omitted). The Company agrees to furnish a copy of such schedules to the Commission upon request.)
2.4 (3)	Agreement of Merger, dated February 7, 1995 by and among the Company, LG Acquisition Corp. and Glycomed Incorporated (other Exhibits omitted, but will be filed by the Company with the Commission upon request). (Filed as Exhibit 2.1).
2.5 (1)	Form of Certificate of Merger for acquisition of Seragen, Inc. (Filed as Exhibit 2.2).
3.1 (1)	Amended and Restated Certificate of Incorporation of the Company. (Filed as Exhibit 3.2).
3.2 (1)	Bylaws of the Company, as amended. (Filed as Exhibit 3.3).
3.3 (2)	Amended Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Company.
3.5 (31)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company dated June 14, 2000.

Exhibit Number	Description
4.1 (4)	Specimen stock certificate for shares of Common Stock of the Company.
4.2 (16)	Preferred Shares Rights Agreement, dated as of September 13, 1996, by and between the Company and Wells Fargo Bank, N.A. (Filed as Exhibit 10.1).
4.3 (13)	Amendment to Preferred Shares Rights Agreement, dated as of November 9, 1998, between the Company and ChaseMellon Shareholder Services, L.L.C., as Rights Agent. (Filed as Exhibit 99.1).
4.4 (17)	Second Amendment to the Preferred Shares Rights Agreement, dated as of December 23, 1998, between the Company and ChaseMellon Shareholder Services, L.L.C., as Rights Agent (Filed as Exhibit 1).
4.5 (22)	Indenture, dated as of December 23, 1992 by and between Glycomed Incorporated and Chemical Trust Company of California. (Filed as Exhibit 4.3).
4.6 (3)	First Supplement Indenture, dated as of May 18, 1995 by and among the Company, Glycomed Incorporated and Chemical Trust Company of California. (Filed as Exhibit 10.133).
4.7 (37)	Fourth Amendment to the Preferred Shares Rights Agreement and Certification of Compliance with Section 27 Thereof, dated as of October 3, 2002, between the Company and Mellon Investor Services LLC, as Rights Agent.
4.8 (38)	Registration Rights Agreement dated November 26, 2002 between Ligand Pharmaceuticals Incorporated and UBS Warburg LLC. (Filed as Exhibit 4.2).
4.9 (38)	Indenture dated November 26, 2002, between Ligand Pharmaceuticals Incorporated and J.P. Morgan Trust Company, National Association, as trustee, with respect to the 6% convertible subordinated notes due 2007. (Filed as Exhibit 4.3).
4.10 (38)	Form of 6% Convertible Subordinated Note due 2007. (Filed as Exhibit 4.4).
4.11 (38)	Pledge Agreement dated November 26, 2002, between Ligand Pharmaceuticals Incorporated and J.P. Morgan Trust Company, National Association. (Filed as Exhibit 4.5).
4.12 (38)	Control Agreement dated November 26, 2002, among Ligand Pharmaceuticals Incorporated, J.P. Morgan Trust Company, National Association and JP Morgan Chase Bank. (Filed as Exhibit 4.6).
10.3 (4)	Form of Stock Issuance Agreement.
10.29 (4)	Consulting Agreement, dated October 20, 1988, between the Company and Dr. Ronald M. Evans, as amended by Amendment to Consulting Agreement, dated August 1, 1991, and Second Amendment to Consulting Agreement, dated March 6, 1992.
10.30 (4)	Form of Proprietary Information and Inventions Agreement.
10.31 (4)	Agreement, dated March 9, 1992, between the Company and Baylor College of Medicine (with certain confidential portions omitted).
10.33 (4)	License Agreement, dated November 14, 1991, between the Company and Rockefeller University (with certain confidential portions omitted).
10.34 (4)	License Agreement and Bailment, dated July 22, 1991, between the Company and the Regents of the University of California (with certain confidential portions omitted).

Exhibit Number	Description
10.35 (4)	Agreement, dated May 1, 1991, between the Company and Pfizer Inc (with certain confidential portions omitted).
10.36 (4)	License Agreement, dated July 3, 1990, between the Company and the Brigham and Woman's Hospital, Inc. (with certain confidential portions omitted).
10.38 (4)	License Agreement, dated January 5, 1990, between the Company and the University of North Carolina at Chapel Hill (with certain confidential portions omitted).
10.41 (4)	License Agreement, dated October 1, 1989, between the Company and Institute Pasteur (with certain confidential portions omitted).
10.42 (4)	Sublicense Agreement, dated September 13, 1989, between the Company and AndroBio Corporation (with certain confidential portions omitted).
10.43 (4)	License Agreement, dated June 23, 1989, between the Company and La Jolla Cancer Research Foundation (with certain confidential portions omitted).
10.44 (4)	License Agreement, dated October 20, 1988, between the Company and the Salk Institute for Biological Studies, as amended by Amendment to License Agreement dated September 15, 1989, Second Amendment to License Agreement, dated December 1, 1989 and Third Amendment to License Agreement dated October 20, 1990 (with certain confidential portions omitted).
10.46 (4)	Form of Indemnification Agreement between the Company and each of its directors.
10.47 (4)	Form of Indemnification Agreement between the Company and each of its officers.
10.50 (4)	Consulting Agreement, dated October 1, 1991, between the Company and Dr. Bert W. O'Malley.
10.58 (4)	Stock Purchase Agreement, dated September 9, 1992, between the Company and Glaxo, Inc.
10.59 (4)	Research and Development Agreement, dated September 9, 1992, between the Company and Glaxo, Inc. (with certain confidential portions omitted).
10.60 (4)	Stock Transfer Agreement, dated September 30, 1992, between the Company and the Rockefeller University.
10.61 (4)	Stock Transfer Agreement, dated September 30, 1992, between the Company and New York University.
10.62 (4)	License Agreement, dated September 30, 1992, between the Company and the Rockefeller University (with certain confidential portions omitted).
10.63 (4)	Professional Services Agreement, dated September 30, 1992, between the Company and Dr. James E. Darnell.
10.67 (4)	Letter Agreement, dated September 11, 1992, between the Company and Mr. Paul Maier.
10.73 (21)	Supplementary Agreement, dated October 1, 1993, between the Company and Pfizer, Inc. to Agreement, dated May 1, 1991.
10.78 (23)	Research, Development and License Agreement, dated July 6, 1994, between the Company and Abbott Laboratories (with certain confidential portions omitted). (Filed as Exhibit 10.75).
10.82 (23)	Research, Development and License Agreement, dated September 2, 1994, between the Company and American Home Products Corporation, as represented by its Wyeth-Ayerst Research Division (with certain confidential portions omitted). (Filed as Exhibit 10.77).
10.83 (23)	Option Agreement, dated September 2, 1994, between the Company and American Home Products Corporation, as represented by its Wyeth-Ayerst Research Division (with certain confidential portions omitted). (Filed as Exhibit 10.80).

Exhibit Number	Description
10.84 (23)	Distribution and Marketing Agreement, dated September 16, 1994, between the Company and Cetus Oncology Corporation, a wholly owned subsidiary of the Chiron Corporation (with certain confidential portions omitted). (Filed as Exhibit 10.82).
10.93 (6)	Indemnity Agreement, dated June 3, 1995, between the Company, Allergan, Inc. and Allergan Ligand Retinoid Therapeutics, Inc.
10.94 (6)	Tax Allocation Agreement, dated June 3, 1995, between the Company, Allergan, Inc. and Allergan Ligand Retinoid Therapeutics, Inc.
10.97 (6)	Research, Development and License Agreement, dated December 29, 1994, between SmithKline Beecham Corporation and the Company (with certain confidential portions omitted).
10.98 (6)	Stock and Note Purchase Agreement, dated February 2, 1995, between SmithKline Beecham Corporation, S.R. One, Limited and the Company (with certain confidential portions omitted).
10.140 (28)	Promissory Notes, General Security Agreements and a Credit Terms and Conditions letter dated March 31, 1995, between the Company and Imperial Bank (Filed as Exhibit 10.101).
10.146 (24)	Amendment to Research and Development Agreement, dated January 16, 1996, between the Company and American Home Products Corporation, as amended.
10.148 (24)	Lease, dated July 6, 1994, between the Company and Chevron/Nexus partnership, First Amendment to lease dated July 6, 1994.
10.149 (25)	Successor Employment Agreement, signed May 1, 1996, between the Company and David E. Robinson.
10.150 (7)	Master Lease Agreement, signed May 30, 1996, between the Company and USL Capital Corporation.
10.151 (25)	Settlement Agreement and Mutual Release of all Claims, signed April 20, 1996, between the Company and Pfizer, Inc. (with certain confidential portions omitted).
10.152 (25)	Letter Amendment to Abbott Agreement, dated March 14, 1996, between the Company and Abbott Laboratories (with certain confidential portions omitted).
10.153 (26)	Letter Agreement, dated August 8, 1996, between the Company and Dr. Andres Negro-Vilar.
10.155 (7)	Letter Agreement, dated November 4, 1996, between the Company and William Pettit.
10.157 (7)	Master Lease Agreement, signed February 13, 1997, between the Company and Lease Management Services.
10.158 (7)	Lease, dated March 7, 1997, between the Company and Nexus Equity VI LLC.
10.161 (29)	Settlement Agreement, License and Mutual General Release between Ligand Pharmaceuticals and SRI/LJCRF, dated August 23, 1995 (with certain confidential portions omitted).
10.163 (30)	Extension of Master Lease Agreement between Lease Management Services and Ligand Pharmaceuticals dated July 29, 1997.
10.164 (27)	Third Amendment to Agreement, dated September 2, 1997, between the Company and American Home Products Corporation.
10.165 (8)	Amended and Restated Technology Cross License Agreement, dated September 24, 1997, among the Company, Allergan, Inc. and Allergan Ligand Retinoid Therapeutics, Inc.
10.167 (8)	Development and License Agreement, dated November 25, 1997, between the Company and Eli Lilly and Company (with certain confidential portions omitted).

Exhibit Number	Description
10.168 (8)	Collaboration Agreement, dated November 25, 1997, among the Company, Eli Lilly and Company, and Allergan Ligand Retinoid Therapeutics, Inc. (with certain confidential portions omitted).
10.169 (8)	Option and Wholesale Purchase Agreement, dated November 25, 1997, between the Company and Eli Lilly and Company (with certain confidential portions omitted).
10.170 (8)	Stock Purchase Agreement, dated November 25, 1997, between the Company and Eli Lilly and Company.
10.171 (8)	First Amendment to Option and Wholesale Purchase Agreement dated February 23, 1998, between the Company and Eli Lilly and Company (with certain confidential portions omitted).
10.172 (8)	Second Amendment to Option and Wholesale Purchase Agreement, dated March 16, 1998, between the Company and Eli Lilly and Company (with certain confidential portions omitted).
10.174 (9)	Leptin Research, Development and License Agreement, dated March 17, 1998, between the Company and SmithKline Beecham, plc (with certain confidential portions omitted).
10.175 (9)	Stock and Warrant Purchase Agreement, dated March 17, 1998, among the Company, SmithKline Beecham, plc. and SmithKline Beecham Corporation (with certain confidential portions omitted).
10.176 (10)	Secured Promissory Note, dated March 7, 1997, in the face amount of $3,650,000, payable to the Company by Nexus Equity VI LLC. (Filed as Exhibit 10.1).
10.177 (10)	Amended memorandum of Lease effective March 7, 1997, between the Company and Nexus Equity VI LLC. (Filed as Exhibit 10.2).
10.178 (10)	First Amendment to Lease, dated March 7, 1997, between the Company and Nexus Equity VI LLC. (Filed as Exhibit 10.3).
10.179 (10)	First Amendment to Secured Promissory Note, date March 7, 1997, payable to the Nexus Equity VI LLC. (Filed as Exhibit 10.4).
10.184 (11)	Letter agreement, dated May 11, 1998, by and among the Company, Eli Lilly and Company and Seragen, Inc. (Filed as Exhibit 99.6).
10.185 (1)	Amendment No. 3 to Option and Wholesale Purchase Agreement, dated May 11, 1998, by and between Eli Lilly and Company and the Company. (Filed as Exhibit 10.6).
10.186 (1)	Agreement, dated May 11, 1998, by and among Eli Lilly and Company, the Company and Seragen, Inc. (Filed as Exhibit 10.7).
10.188 (11)	Settlement Agreement, dated May 1, 1998, by and among Seragen, Inc., Seragen Biopharmaceuticals Ltd./Seragen Biopharmaceutique Ltee, Sofinov Societe Financiere D'Innovation Inc., Societe Innovatech Du Grand Montreal, MDS Health Ventures Inc., Canadian Medical Discoveries Fund Inc., Royal Bank Capital Corporation and Health Care and Biotechnology Venture Fund (Filed as Exhibit 99.2).
10.189 (11)	Accord and Satisfaction Agreement, dated May 11, 1998, by and among Seragen, Inc., Seragen Technology, Inc., Trustees of Boston University, Seragen LLC, Marathon Biopharmaceuticals, LLC, United States Surgical Corporation, Leon C. Hirsch, Turi Josefsen, Gerald S.J. and Loretta P. Cassidy, Reed R. Prior, Jean C. Nichols, Elizabeth C. Chen, Robert W. Crane, Shoreline Pacific Institutional Finance, Lehman Brothers Inc., 520 Commonwealth Avenue Real Estate Corp. and 660 Corporation (Filed as Exhibit 99.4).
10.191 (10)	Letter of Agreement dated September 28, 1998 among the Company, Elan Corporation, plc and Elan International Services, Ltd. (with certain confidential portions omitted), (Filed as Exhibit 10.5).

Exhibit Number	Description
10.192 (10)	Stock Purchase Agreement dated September 30, 1998 between the Company and Elan International Services, Ltd. (with certain confidential portions omitted), (Filed as Exhibit 10.6).
10.196 (12)	Zero Coupon Convertible Senior Note Due 2008 dated November 9, 1998 between the Company and Elan International Services, Ltd., No. R-2.
10.198 (14)	Stock Purchase Agreement by and between the Company and Warner-Lambert Company dated September 1, 1999 (with certain confidential portions omitted). (Filed as Exhibit 10.2).
10.200 (14)	Nonexclusive Sublicense Agreement, effective September 8, 1999, by and among Seragen, Inc., Hoffmann-La Roche Inc. and F. Hoffmann-La Roche Ltd. (with certain confidential portions omitted). (Filed as Exhibit 10.4).
10.201 (14)	Amendment to Development, Licence and Supply Agreement between the Company and Elan Corporation, plc dated August 20, 1999 (with certain confidential portions omitted). (Filed as Exhibit 10.5).
10.202 (14)	Ligand Purchase Option (to acquire outstanding capital stock of X-Ceptor Therapeutics, Inc.), contained in Schedule I to the Certificate of Incorporation of X-Ceptor Therapeutics, Inc., as amended. (Filed as Exhibit 10.6).
10.203 (14)	License Agreement effective June 30, 1999 by and between the Company and X-Ceptor Therapeutics, Inc. (with certain confidential portions omitted). (Filed as Exhibit 10.7).
10.206 (14)	Stock Purchase Agreement dated September 30, 1999 by and between the Company and Elan International Services, Ltd. (with certain confidential portions omitted). (Filed as Exhibit 10.13).
10.209 (14)	Series X Warrant dated August 4, 1999 between the Company and Elan International Services, Ltd. (Filed as Exhibit 10.15).
10.210 (15)	Securities Purchase Agreement dated November 6, 1998 among Elan Corporation, plc, Elan International Services, Ltd. and the Company (Filed as Exhibit 1). (Filed as Exhibit 10.8).
10.211 (15)	Development, Licence and Supply Agreement dated November 6, 1998 between Elan Corporation, plc and the Company (Filed as Exhibit 2). (Filed as Exhibit 10.9).
10.212 (15)	Letter Agreement dated August 13, 1999 among the Company, Elan International Services, Ltd. and Elan Corporation, plc (Filed as Exhibit 3). (Filed as Exhibit 10.12).
10.213 (18)	Incentive Agreement dated December 31, 1999 among the Company, Elan International Services, Ltd. and Monksland Holdings, BV. (The schedules referenced in this agreement have not been included because they are either disclosed in such agreement or do not contain information which is material to an investment decision. The Company agrees to furnish a copy of such schedules to the Commission upon request.)
10.216 (18)	Amendment to Ligand Purchase Option (to acquire outstanding capital stock of X-Ceptor Therapeutics, Inc.), contained in Schedule I to the Certificate of Incorporation of X-Ceptor Therapeutics, Inc., as amended October 1, 1999.
10.217 (18)	Amended and Restated Series X Warrant dated November 22, 1999 between the Company and Elan International Services, Ltd.
10.218 (18)	Royalty Stream Purchase Agreement dated as of December 31, 1999 among Seragen, Inc., the Company, Pharmaceutical Partners, L.L.C., Bioventure Investments, Kft, and Pharmaceutical Royalties, LLC. (with certain confidential portions omitted).
10.220 (19)	Research, Development and License Agreement by and between Organon Company and Ligand Pharmaceuticals Incorporated dated February 11, 2000 (with certain confidential portions omitted).

Exhibit Number	Description
10.222 (19)	Incentive Agreement dated March 1, 2000 among Ligand Pharmaceuticals Incorporated, Elan International Services, Ltd. and Monksland Holdings, BV. (The schedules referenced in this agreement have not been included because they are either disclosed in such agreement or do not contain information which is material to an investment decision. The Company agrees to furnish a copy of such schedules to the Commission upon request.)
10.224 (20)	Research, Development and License Agreement by and between Bristol Myers Squibb Company and Ligand Pharmaceuticals Incorporated dated May 19, 2000 (with certain confidential portions omitted).
10.225 (31)	Zero Coupon Convertible Senior Note Due 2008 dated December 29, 2000 between Ligand Pharmaceuticals Incorporated and Monksland Holdings, BV, No. R-5.
10.227 (31)	Letter Agreement, dated August 23, 1999, between the Company and Eric S. Groves.
10.229 (31)	Letter Agreement, dated January 17, 2000, between the Company and Thomas H. Silberg.
10.230 (31)	Amended and Restated Registration Rights Agreement, dated as of June 29, 2000 among the Company and certain of its investors.
10.231 (2)	Marketing and Distribution Agreement with Ferrer Internacional S.A. to market and distribute Ligand Pharmaceuticals Incorporated products in Spain, Portugal and Greece. (Filed as Exhibit 10.3).
10.232 (2)	Marketing and Distribution Agreement with Ferrer Internacional S.A. to market and distribute Ligand Pharmaceuticals Incorporated products in Central and South America. (Filed as Exhibit 10.4).
10.233 (32)	Second Amendment to the Research, Development and License Agreement, dated as of September 2, 1994, between the Company and American Home Products Corporation (with certain confidential portions omitted).
10.234 (32)	Fourth Amendment to the Research, Development and License Agreement, dated as of September 2, 1994, between the Company and American Home Products Corporation (with certain confidential portions omitted).
10.235 (32)	Distributorship Agreement, dated February 29, 2001, between the Company and Elan Pharma International Limited (with certain confidential portions omitted).
10.236 (32)	Second Amendment to the Development, Licence and Supply Agreement dated November 9, 1998, between the Company and Elan Corporation, plc.
10.237 (33)	Form of Stock Purchase Agreement dated as of January 5, 2001, between the investors listed on Exhibit A and the Company.
10.238 (33)	Letter Agreement, dated May 17, 2001, between the Company and Gian Aliprandi.
10.239 (33)	Research, Development and License Agreement by and between the Company and TAP Pharmaceutical Products Inc. dated June 22, 2001 (with certain confidential portions omitted).
10.240 (34)	Letter Agreement, dated December 13, 2001, between the Company and Warner R. Broaddus, Esq.
10.241 (34)	Incentive Agreement dated December 20, 2001 among the Company, Elan International Services, Ltd. and Monksland Holdings, BV.
10.242 (34)	First Addendum to Amended and Restated Registration Rights Agreement dated June 29, 2000, effective as of December 20, 2001.
10.243 (35)	Incentive Agreement dated March 28, 2002 among the Company, Elan International Services, Ltd. and Monksland Holdings, BV.
10.244 (35)	Second Addendum to Amended and Restated Registration Rights Agreement dated June 29, 2000, effective as of March 28, 2002.

Exhibit Number	Description
10.245 (35)	Purchase Agreement, dated March 6, 2002, between the Company and Pharmaceutical Royalties International (Cayman) Ltd.
10.246 (36)	Amended and Restated License Agreement Between The Salk Institute for Biological Studies and the Company (with certain confidential portions omitted).
10.247 (37)	Amendment Number 1 to Purchase Agreement, dated July 29, 2002, between the Company and Pharmaceutical Royalties International (Cayman) Ltd.
10.250 (40)	Amended and Restated License and Supply Agreement, dated December 6, 2002, between the Company, Elan Corporation, plc and Elan Management Limited (with certain confidential portions omitted).
10.251 (40)	Securities Purchase Agreement, dated November 12, 2002, between the Company, Elan International Services, Ltd. and Elan Corporation PLC.
10.252 (40)	Amendment Number 1 to Amended and Restated Registration Rights Agreement, dated November 12, 2002, between the Company and Elan Corporation plc and Elan International Services, Ltd.
10.253 (40)	Second Amendment to Purchase Agreement, dated December 19, 2002, between the Company and Pharmaceuticals Royalties International (Cayman) Ltd.
10.254 (40)	Amendment Number 3 to Purchase Agreement, dated December 30, 2002, between the Company and Pharmaceuticals Royalties International (Cayman) Ltd. (with certain confidential portions omitted).
10.255 (40)	Purchase Agreement, dated December 30, 2002, between the Company and Pharmaceuticals Royalties International (Cayman) Ltd. (with certain confidential portions omitted).
10.256 (41)	Co-Promotion Agreement, dated January 1, 2003, by and between the Company and Organon Pharmaceuticals USA Inc. (with certain confidential portions omitted).
10.257 (42)	Letter Agreement, dated June 26, 2002, between the Company and James J. L´Italien, Ph.D.
10.258 (42)	Letter Agreement, dated May 20, 2003, between the Company and Tod G. Mertes.
10.259 (42)	Amendment No. 2 to Amended and Restated Registration Rights Agreement, dated June 25, 2003.
10.260 (42)	2002 Employee Stock Purchase Plan, dated July 1, 2002, as amended through June 30, 2003.
10.261 (43)	Letter Agreement, dated July 1, 2003, between the Company and Paul V. Maier.
10.262 (43)	Letter Agreement, dated July 1, 2003, between the Company and Ronald C. Eld.
10.263 (43)	Separation Agreement and General Release, effective July 10, 2003, between the Company and Thomas H. Silberg (with certain confidential portions omitted).
10.264	Option Agreement Between Investors Trust & Custodial Services (Ireland) Ltd., as Trustee for Royalty Pharma, Royalty Pharma Finance Trust and the Company, dated October 1, 2003 (with certain confidential portions omitted).
10.265	Amendment to Purchase Agreement Between Royalty Pharma Finance Trust and the Company, dated October 1, 2003 (with certain confidential portions omitted).
10.266	Manufacture and Supply Agreement between Seragen and Cambrex Bio Science Hopkinton, Inc., dated October 11, 2003 (with certain confidential portions omitted).
10.267	2002 Stock Incentive Plan, dated May 16, 2002 (as amended through June 20, 2003).
10.268	2002 Employee Stock Purchase Plan, dated July 1, 2002 (as amended through June 30, 2003).

Exhibit Number	Description
10.269	Form of Stock Option Agreement.
10.270	Form of Employee Stock Purchase Plan Stock Purchase Agreement.
10.271	Form of Automatic Stock Option Agreement.
10.272	Form of Director Fee Stock Option Agreement.
14.1	Code of Business Conduct and Ethics
21.1	Subsidiaries of Registrant.
23.1	Consent of Deloitte & Touche LLP.
24.1	Power of Attorney (See Page 87).
31.1	Certification by Principal Executive Officer, Pursuant to Rules 13a - 14(a) and 15d - 14(a), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Principal Financial Officer, Pursuant to Rules 13a - 14(a) and 15d - 14(a), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Principal Executive Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Principal Financial Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

__________________________________

(1)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company's Registration Statement on Form S-4 (No. 333-58823) filed on July 9, 1998.
(2)	This exhibit was previously filed as part of and is hereby incorporated by reference to same numbered exhibit filed with the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1999.
(3)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Registration Statement on Form S-4 (No. 33-90160) filed on March 9, 1995, as amended.
(4)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company's Registration Statement on Form S-1 (No. 33-47257) filed on April 16, 1992 as amended.
(5)	This exhibit was previously filed as part of, and is hereby incorporated by reference to Exhibit 99.1 filed with the Company's Form S-8 (No. 33-85366), filed on October 17, 1994.
(6)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Registration Statement on Form S-1/S-3 (No. 33-87598 and 33-87600) filed on December 20, 1994, as amended.
(7)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company's Annual Report on Form 10-K for the period ended December 31, 1996.
(8)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company's Annual Report on Form 10-K for the period ended December 31, 1997.
(9)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1998.
(10)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1998.

(11)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Current Report on Form 8-K of Seragen, Inc. filed on May 15, 1998.
(12)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company's Annual Report on Form 10-K for the period ended December 31, 1998.
(13)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Registration Statement on Form 8-A/A Amendment No. 1 (No. 0-20720) filed on November 10, 1998.
(14)	This exhibit was previously filed as part of and is hereby incorporated by reference to the numbered exhibit filed with the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1999.
(15)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Schedule 13D of Elan Corporation, plc, filed on January 6, 1999, as amended.
(16)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company's Registration Statement on Form S-3 (No. 333-12603) filed on September 25, 1996, as amended.
(17)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Registration Statement on Form 8-A/A Amendment No. 2 (No. 0-20720) filed on December 24, 1998.
(18)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company's Annual Report on Form 10-K for the period ended December 31, 1999.
(19)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2000.
(20)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2000.
(21)	This exhibit was previously filed as part of, and are hereby incorporated by reference to the same numbered exhibit filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1993.
(22)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Registration Statement on Form S-3 of Glycomed Incorporated (Reg. No. 33-55042) filed on November 25, 1992, as amended.
(23)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1994.
(24)	This exhibit was previously filed, and is hereby incorporated by reference to the same numbered exhibit filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1995.
(25)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company's Quarterly report on Form 10-Q for the period ended June 30, 1996.
(26)	This exhibit was previously filed as part of, and is hereby incorporated by reference at the same numbered exhibit filed with the Company's Quarterly report on Form 10-Q for the period ended September 30, 1996.
(27)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1997.
(28)	This exhibit was previously filed as part of, and are hereby incorporated by reference to the same numbered exhibit filed with the Company's Quarterly report on Form 10-Q for the period ended September 30, 1995.
(29)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1997.
(30)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1997.

(31)	This exhibit was previously filed as part of, and are hereby incorporated by reference to the same numbered exhibit filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.
(32)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2001.
(33)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2001.
(34)	This exhibit was previously filed as part of, and are hereby incorporated by reference to the same numbered exhibit filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2001.
(35)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2002.
(36)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2002.
(37)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2002.
(38)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company's Registration Statement on Form S-3 (No. 333-102483) filed on January 13, 2003, as amended.
(39)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company's Form S-8 (No. 333-91414) filed on June 28, 2002.
(40)	This exhibit was previously filed as part of, and are hereby incorporated by reference to the same numbered exhibit filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2002.
(41)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2003.
(42)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2003.
(43)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2003.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 12, 2004	LIGAND PHARMACEUTICALS INCORPORATED By: /s/ DAVID E. ROBINSON David E. Robinson President and Chief Executive Officer

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

Signature	Title	Date
/s/ DAVID E.ROBINSON David E. Robinson	Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)	March 12, 2004
/s/ PAUL V. MAIER Paul V. Maier	Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	March 12, 2004
/s/ HENRY F. BLISSENBACH Henry F. Blissenbach	Director	March 11, 2004
/s/ ALEXANDER D. CROSS Alexander D. Cross	Director	March 10, 2004
/s/ JOHN GROOM John Groom	Director	March 12, 2004
/s/ IRVING S. JOHNSON Irving S. Johnson	Director	March 10, 2004
/s/ JOHN W. KOZARICH John W. Kozarich	Director	March 10, 2004
Carl C. Peck	Director
/s/ MICHAEL A. ROCCA Michael A. Rocca	Director	March 10, 2004