Form 10-Q
period 2004-03-31
LIGAND PHARMACEUTICALS INC
filed 2004-05-07
CIK 886163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

                                                Mark One

[X] Quarterly Report Pursuant to Section 13 or 15(D) of the
Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004 or

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

        As of April 30, 2004, the registrant had 73,648,590 shares of common stock outstanding.

LIGAND PHARMACEUTICALS INCORPORATED
QUARTERLY REPORT

FORM 10-Q

TABLE OF CONTENTS

COVER PAGE	1
TABLE OF CONTENTS	2
PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
Consolidated Balance Sheets as of March 31, 2004 (unaudited) and December 31, 2003	3
Consolidated Statements of Operations for the three months ended March 31, 2004 (unaudited) and 2003 (unaudited)	4
Consolidated Statements of Cash Flows for the three months ended March 31, 2004 (unaudited) and 2003 (unaudited)	5
Notes to Consolidated Financial Statements (unaudited)	6
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	11
ITEM 3. Quantitative and Qualitative Disclosures about Market Risk	28
ITEM 4. Controls and Procedures	28
PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings	*
ITEM 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	29
ITEM 3. Defaults upon Senior Securities	*
ITEM 4. Submission of Matters to a Vote of Security Holders	*
ITEM 5. Other Information	*
ITEM 6. Exhibits and Reports on Form 8-K	29
SIGNATURE	31

*No information provided due to inapplicability of item.

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

LIGAND PHARMACEUTICALS INCORPORATED
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2004	December 31, 2003

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$65,558	$59,030
Short-term investments; $9,247 and $9,204 restricted at March 31, 2004 and December 31, 2003, respectively	31,625	40,004
Accounts receivable, net (Note 2)	14,185	19,051
Inventories	9,770	8,262
Other current assets	3,764	3,810

Total current assets	124,902	130,157
Restricted investments	1,656	1,656
Property and equipment, net	23,620	23,501
Aquired technology and product rights, net	135,189	137,857
Other assets	8,822	8,084

Total assets	$294,189	$301,255

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,866	$18,691
Accrued liabilites	35,304	30,315
Current portion of deferred revenue	2,346	2,564
Current portion of equipment financing obligations	2,439	2,184
Current portion of long-term debt	303	295

Total current liabilities	57,258	54,049
Long-term debt	167,328	167,408
Long-term portion of deferred revenue	2,198	2,275
Long-term portion of equipment financing obligations	3,518	2,644
Other long-term liabilities	3,516	4,151

Total liabilities	233,818	230,527

Commitments and contingencies (Note 6)
Stockholders’ equity:
Convertible preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued	—	—
Common stock, par value $0.001; 130,000,000 shares authorized, 73,532,889 and 73,264,785 shares issued at March 31, 2004 and December 31, 2003, respectively	74	73
Additional paid-in capital	730,178	727,410
Accumulated other comprehensive loss	(53)	(66)
Accumulated deficit	(668,917)	(655,778)

	61,282	71,639
Treasury stock, at cost; 73,842 shares	(911)	(911)

Total stockholders’ equity	60,371	70,728

	$294,189	$301,255

                                              See accompanying notes.

LIGAND PHARMACEUTICALS INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except share data)

	Three Months Ended March 31,
	2004	2003
Revenues:
Product sales	$34,136	$18,928
Collaborative research and development and other revenues	2,476	4,195

Total revenues	36,612	23,123

Operating costs and expenses:
Cost of products sold	8,823	6,620
Research and development	16,852	16,640
Selling, general and administrative	14,472	12,426
Co-promotion (Note 4)	6,731	—

Total operating costs and expenses	46,878	35,686

Loss from operations	(10,266)	(12,563)

Other income (expense):
Interest income	231	243
Interest expense	(3,091)	(2,682)
Other, net	(13)	(5,318)

Total other expense, net	(2,873)	(7,757)

Net loss	$(13,139)	$(20,320)

Basic and diluted per share amounts:
Net loss	$(.18)	$(.29)

Weighted average number of common shares	73,299,281	70,238,438

                                              See accompanying notes.

LIGAND PHARMACEUTICALS INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2004	2003

Operating activities
Net loss	$(13,139)	$(20,320)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of acquired technology and license rights	2,736	2,752
Depreciation and amortization of property and equipment	838	681
Amortization of debt discount and issuance costs	237	194
Write-off of X-Ceptor purchase right	—	5,000
Equity in loss of affiliate	—	302
Other	39	70
Changes in operating assets and liabilities:
Accounts receivable, net (Note 2)	4,866	(4,910)
Inventories	(1,508)	(554)
Other current assets	46	760
Accounts payable and accrued liabilities	3,164	6,629
Other liabilities	(600)	—
Deferred revenue	(295)	(351)

Net cash used in operating activities	(3,616)	(9,747)

Investing activities
Purchases of short-term investments	(8,375)	(331)
Proceeds from sale of short-term investments	16,797	1,223
Purchases of property and equipment	(952)	(238)
Payment for AVINZA® royalty rights	—	(4,133)
Payment for lasofoxifene royalty rights (Note 1)	(1,120)	—
Other, net	47	85

Net cash provided by (used in) investing activities	6,397	(3,394)

Financing activities
Principal payments on equipment financing obligations	(641)	(621)
Proceeds from equipment financing arrangements	1,770	251
Increase in restricted investments	(43)	(166)
Repurchase of common stock	—	(15,867)
Proceeds from issuance of common stock	2,733	136
Other	(72)	(36)

Net cash provided by (used in) financing activities	3,747	(16,303)

Net increase (decrease) in cash and cash equivalents	6,528	(29,444)
Cash and cash equivalents at beginning of period	59,030	42,423

Cash and cash equivalents at end of period	$65,558	$12,979

Supplemental disclosure of cash flow information
Interest paid	$300	$132

                                              See accompanying notes.

LIGAND PHARMACEUTICALS INCORPORATED
Notes to Consolidated Financial Statements
(Unaudited)

1.    Basis of Presentation

        The consolidated financial statements of Ligand Pharmaceuticals Incorporated (“Ligand” or the “Company”) for the three months ended March 31, 2004 and 2003 are unaudited. These financial statements reflect all adjustments, consisting of only normal recurring adjustments which, in the opinion of management, are necessary to fairly present the consolidated financial position as of March 31, 2004 and the consolidated results of operations for the three months ended March 31, 2004 and 2003. The results of operations for the period ended March 31, 2004 are not necessarily indicative of the results to be expected for the year ending December 31, 2004. For more complete financial information, these financial statements, and the notes thereto, should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2003 included in the Company’s Annual Report on Form 10-K filed with the SEC.

Principles of Consolidation. The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, and Nexus Equity VI LLC (“Nexus”). Nexus is a variable interest entity in which Ligand is the primary beneficiary pursuant to Financial Accounting Standards Board (“FASB”) Interpretation No. 46, as revised (“FIN 46(R)”) Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51.

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and disclosures made in the accompanying notes to the financial statements. Actual results could differ from those estimates.

Recent Accounting Pronouncements. In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, an interpretation of ARB No. 51, which was subsequently revised prior to implementation in December 2003. The revised Interpretation, known as “FIN 46(R)", requires the consolidation of certain variable interest entities by the primary beneficiary of the entity if the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or if the equity investors lack the characteristics of a controlling financial interest. Ligand adopted FIN 46(R) effective December 31, 2003.

        In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (“SFAS No. 150”), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with the characteristics of both liability and equity, and requires that such financial instruments be reported as liabilities. The provisions of SFAS No. 150 are effective for instruments entered into or modified after May 31, 2003, and pre-existing instruments after June 15, 2003. The Company does not have any financial instruments covered by the Statement.

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

	Three Months Ended March 31,

	2004	2003

Net loss as reported	$(13,139)	$(20,320)
Stock-based employee compensation expense included in reported net loss	—	—
Less total stock-based compensation expense determined under fair value based method for all awards	(1,612)	(1,552)

Net loss pro forma	$(14,751)	$(21,872)

Basic and diluted per share amounts:
Net loss per share as reported	$(0.18)	$(0.29)

Net loss per share pro forma	$(0.20)	$(0.31)

        The fair value for these options was estimated at the dates of grant using the Black-Scholes option valuation model with the following weighted-average assumptions:

	Three Months Ended March 31,

	2004	2003

Risk free interest rate	2.79%	2.80%
Dividend yield	—	—
Volatility	52%	77%
Weighted average expected life	5 years	5 years

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

Inventories. Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Inventories consist of the following (in thousands):

	March 31, 2004	December 31, 2003

Raw materials	$715	$101
Work-in-process	4,321	4,261
Finished goods	4,734	3,900

	$9,770	$8,262

Other Assets. Other assets consist of the following (in thousands):

	March 31, 2004	December 31, 2003

Debt issue costs, net	$3,968	$4,205
Prepaid royalty buyout, net (1)	3,908	2,856
Other	946	1,023

	$8,822	$8,084

         (1) In March 2004, Ligand paid the Salk Institute $1.1 million to exercise an option to buy out milestone payments, other payment-sharing obligations and royalty payments due on future sales of lasofoxifene, a product under development by Pfizer.

Acquired Technology and Product Rights

        Acquired technology and product rights represent payments related to the Company’s acquisition of ONTAK® and license and royalty rights for AVINZA®. Acquired technology and product rights are amortized on a straight-line basis over 15 years, the period estimated to be benefited, and consist of the following (in thousands):

	March 31, 2004	December 31, 2003

AVINZA®	$114,437	$114,437
ONTAK®	45,312	45,312
Less accumulated amortization	(24,560)	(21,892)

	$135,189	$137,857

        Amortization of acquired technology and product rights were $2.7 million in each of the first quarters of 2004 and 2003, respectively. Estimated annual amortization for these assets in each of the years in the period from 2004 to 2008 is $10.7 million.

Accrued Liabilities. Accrued liabilities consist of the following (in thousands):

	March 31, 2004	December 31, 2003

Allowances for product returns, sales incentives, rebates and chargebacks	$16,276	$10,347
Amount due co-promote partner (Note 4)	6,015	9,360
Compensation	4,684	3,888
Royalties	3,081	3,833
Interest	3,467	1,138
Other	1,780	1,749

	$35,304	$30,315

Long-term Debt. Long-term debt consists of the following (in thousands):

	March 31, 2004	December 31, 2003

6% Convertible Subordinated Notes	$155,250	$155,250
Note payable to bank	12,381	12,453

	167,631	167,703
Less current portion	(303)	(295)

Long-term debt	$167,328	$167,408

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

	Three Months Ended March 31,

	2004	2003

Comprehensive loss	$13,126	$20,338

2.   Accounts Receivable Factoring Arrangement

        During the second quarter of 2003, the Company entered into a one-year accounts receivable factoring arrangement under which eligible accounts receivable are sold without recourse to a financing company. Commissions on factored receivables are paid to the finance company based on the gross receivables sold, subject to a minimum annual commission. Additionally, the Company pays interest on the net outstanding balance of the uncollected factored accounts receivable at an interest rate equal to the JPMorgan Chase Bank prime rate. The Company continues to service the factored receivables. The expenses relating to the Company’s servicing of the receivables are not material to the consolidated financial statements. The Company accounts for the sale of receivables under this arrangement in accordance with the requirements of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. During the first quarter of 2004, cash in the amount of $24.0 million was received through the factoring arrangement. Interest expense and fees related to the factoring arrangement for the first quarter of 2004 were not material to the consolidated financial statements.

        Receivables due from the financing company under the accounts receivable factoring arrangement represent the Company’s most significant credit risk. As of March 31, 2004, the gross amount due from the financing company was $8.6 million, which represents approximately 61% of the Company’s accounts receivable.

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

4.   AVINZA® Co-promotion

        In February 2003, Ligand and Organon Pharmaceuticals USA Inc. (“Organon”) entered into an agreement for the co-promotion of AVINZA®. Under the terms of the agreement, Organon committed to a specified minimum number of primary and secondary product calls delivered to certain high prescribing physicians and hospitals beginning in March 2003. In exchange, Ligand pays Organon a percentage of AVINZA® net sales based on the following schedule:

Annual Net Sales of AVINZA®	% of Incremental Net Sales Paid to Organon by Ligand
$0-35 million (2003 only)	0% (2003 only)
$0-150 million	30%
$150-300 million	40%
$300-425 million	50%
>$425 million	45%

        In the first quarter of 2004, Ligand recognized co-promotion expense of $6.7 million.

        Additionally, Ligand and Organon agreed to equally share all costs for AVINZA® advertising and promotion, medical affairs and clinical trials. Each company is responsible for its own sales force costs and other expenses. The initial term of the co-promotion agreement is ten years. Organon has the option any time prior to January 1, 2008 to extend the agreement to 2017 by making a $75.0 million payment to Ligand.

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

Variable Interest Entity ("VIE")

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

        Under FIN 46(R), Ligand determined that the LLC qualified as a VIE, and that Ligand is the primary beneficiary of the VIE, as the Company would absorb the majority of the entity’s expected losses, if any, as defined by the Interpretation. In accordance with FIN 46(R), the Company consolidated the LLC as of December 31, 2003.

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

        In December 2003, the Company informed the other shareholder of the LLC that it was exercising its right to acquire the portion of the LLC that it does not currently own. This transaction, which was completed in April 2004, resulted in Ligand’s assumption of the existing loan against the property and a payment to the LLC’s other shareholder of approximately $0.6 million.

Litigation

        Seragen, Inc., a wholly-owned subsidiary, and Ligand, were named parties to Sergio M. Oliver, et al. v. Boston University, et al., a putative shareholder class action filed on December 17, 1998 in the Court of Chancery in the State of Delaware in and for New Castle County, C.A. No. 16570NC, by Sergio M. Oliver and others against Boston University and others, including Seragen, its subsidiary Seragen Technology, Inc. and former officers and directors of Seragen. The complaint, as amended, alleged that Ligand aided and abetted purported breaches of fiduciary duty by the Seragen related defendants in connection with the acquisition of Seragen by Ligand and made certain misrepresentations in related proxy materials and seeks compensatory and punitive damages of an unspecified amount. On July 25, 2000, the Delaware Chancery Court granted in part and denied in part defendants’ motions to dismiss. Seragen, Ligand, Seragen Technology, Inc. and the Company’s acquisition subsidiary, Knight Acquisition Corporation, were dismissed from the action. Claims of breach of fiduciary duty remain against the remaining defendants, including the former officers and directors of Seragen. The hearing on the plaintiffs’ motion for class certification took place on February 26, 2001. The court certified a class consisting of shareholders as of the date of the acquisition and on the date of an earlier business unit sale by Seragen. The litigation is currently in the discovery phase. While Ligand and Seragen have been dismissed from the action, such dismissal is subject to a possible subsequent appeal upon judgment in the action against the remaining parties.

        On December 11, 2001, a lawsuit was filed in the United States District Court for the District of Massachusetts against Ligand by the Trustees of Boston University and other former stakeholders of Seragen. The suit was subsequently transferred to federal district court in Delaware. The complaint alleges breach of contract, breach of the implied covenants of good faith and fair dealing and unfair and deceptive trade practices based on, among other things, allegations that Ligand wrongfully withheld approximately $2.1 million in consideration due the plaintiffs under the Seragen acquisition agreement. This amount had been previously accrued for in the Company’s financial statements. The complaint seeks payment of the withheld consideration and treble damages. Ligand filed a motion to dismiss the unfair and deceptive trade practices claim (i.e. the treble damages claim). The court subsequently granted Ligand’s motion to dismiss the unfair and deceptive trade practices claim, granted Boston University’s motion for summary judgment, and in November 2003 entered judgment for Boston University. In January 2004, the district court issued an amended judgment awarding interest of approximately $739,000 to the plaintiffs in addition to the $2.1 million withheld. Ligand has appealed the judgment in this case as well as the award of interest and the calculation of damages.

        The Company believes that each of these lawsuits is without merit and intend to vigorously defend against each of such lawsuits. Due to the uncertainty of the ultimate outcome of these matters, the impact on future financial results is not subject to reasonable estimates.

7.   Manufacturing Arrangement

        In March 2004, Ligand entered into a five-year manufacturing and packaging agreement with Cardinal Health PTS, LLC (“Cardinal”) under which Cardinal will manufacture AVINZA® at its Winchester, Kentucky facility. Under the terms of the agreement, Ligand committed to certain minimum annual purchases ranging from approximately $1.6 million to $2.3 million. In addition, if regulatory approval for the manufacture of AVINZA® at the Kentucky facility has not been obtained within 30 months of the agreement’s effective date, Ligand will pay Cardinal $50,000 per month until such approval is obtained or through the initial term of the contract. The technology transfer and regulatory approval is expected to be complete in 2005 after which commercial product manufacturing may commence.

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

        In February 2003, we entered into an agreement for the co-promotion of AVINZA® with Organon Pharmaceuticals USA Inc. (or Organon). Under the terms of the agreement, Organon committed to specified numbers of primary and secondary product calls delivered to high prescribing physicians and hospitals beginning in March 2003. In exchange, we pay Organon a percentage of AVINZA® net sales based on the following schedule:

Annual Net Sales of AVINZA®	% of Incremental Net Sales Paid to Organon by Ligand
$0-35 million (2003 only)	0% (2003 only)
$0-150 million	30%
$150-300 million	40%
$300-425 million	50%
>$425 million	45%

        During the first quarter of 2004, we incurred co-promotion expense of $6.7 million, with no such expenses recognized in the same period during 2003. Additionally, both companies agreed to share equally all costs for AVINZA® advertising and promotion, medical affairs and clinical trials. Each company is responsible for its own sales force costs and other expenses. The initial term of the co-promotion agreement is 10 years. Organon has the option any time prior to January 1, 2008 to extend the agreement to 2017 by making a $75.0 million payment to us.

        We are currently involved in the research phase of research and development collaborations with Eli Lilly and Company (or Lilly) and TAP Pharmaceutical Products Inc. (or TAP). Collaborations in the development phase are being pursued by GlaxoSmithKline, Lilly, Organon, Pfizer, TAP and Wyeth. We receive funding during the research phase of the arrangements and milestone and royalty payments as products are developed and marketed by our corporate partners. In addition, in connection with some of these collaborations, we received non-refundable up-front payments. As of March 31, 2004, we had deferred revenue of $0.2 million resulting from an up-front payment received under our collaboration agreement with TAP. This amount is being amortized as revenue over the service period of the agreement which runs from June 2001 to June 2004.

        We have been unprofitable since our inception on an annual basis. We achieved quarterly net income for the first time in our corporate history during the fourth quarter of fiscal 2003. To consistently be profitable, we must successfully develop, clinically test, market and sell our products. Even if we consistently achieve profitability, we cannot predict the level of that profitability or whether we will be able to sustain profitability. We expect that our operating results will fluctuate from period to period as a result of differences in the timing of revenues earned from product sales, expenses incurred, collaborative arrangements and other sources. Some of these fluctuations may be significant.

Recent Developments

        In March 2004, Ligand and Organon announced plans to increase sales calls to primary care physicians and the long-term care and hospice market segments. We plan to achieve this through the hiring of an additional 36 Ligand specialty sales representatives that will call on top decile primary care physicians, starting in the second quarter of 2004, in a mirrored activity to Organon's sales representatives. The long-term care and hospice efforts will be achieved through an additional focus of the Organon hospital sales force and a specific call plan on key long-term care and hospice physicians and pain treatment staff, also starting in the second quarter of 2004.

Results of Operations

        Total revenues for the first quarter of 2004 were $36.6 million compared to $23.1 million for the first quarter of 2003. Loss from operations for the first quarter of 2004 was $10.3 million compared to $12.6 million for the 2003 period. Net loss for the first quarter of 2004 was $13.1 million, or $.18 per share, compared to net loss of $20.3 million, or $.29 per share, for the first quarter of 2003.

Product Sales

        Net product sales for the first quarter of 2004 were $34.1 million compared to $18.9 million for the first quarter of 2003. A comparison of sales by product is as follows (in thousands):

	Quarter Ended March 31,

	2004	2003

AVINZA®	$22,436	$6,648
ONTAK®	7,308	7,131
Targretin ® capsules	3,506	3,596
Targretin® gel and Panretin® gel	886	1,553

Total net product sales	$34,136	$18,928

        The increase in sales of AVINZA® is due to higher prescriptions as a result of the increased level of marketing and sales activity under our co-promotion agreement with Organon which started in March 2003. As a result of the co-promotion arrangement, AVINZA® is now promoted by approximately 800 sales representatives compared to approximately 50 representatives in the first quarter of 2003 prior to co-promotion. Sales in the first quarter of 2004 also benefited from a price increase of 9.9% effective January 1, 2004. AVINZA® sales for the quarter were negatively impacted, however, by wholesaler purchases in the fourth quarter of 2003 in advance of the announced price increase. In addition AVINZA® sales were negatively impacted by a higher level of Medicaid prescriptions in states where 1) AVINZA® recently obtained preferred formulary status relative to competing products and 2) in states where AVINZA® recently came onto the state formulary but not in a preferred position. As a result, the provision for rebates in the first quarter of 2004 was increased by approximately $2.5 million and $0.5 million, respectively. AVINZA® sales in the first quarter of 2004 were also negatively impacted by approximately $1.0 million related to higher than estimated product returns from development stage batches with shorter than normal expiry dates.

        The increase in ONTAK® sales in the first quarter of 2004 compared to the first quarter of 2003 reflects a 9.0% price increase effective January 1, 2004 and increasing use (impacted in part by expanded clinical data) in cutaneous T-cell lymphoma (or CTCL), chronic lymphocytic leukemia (or CLL), non-Hodgkins lymphoma (or NHL) and graft-versus-host disease (or GVHD). Sales of Targretin® capsules also benefited from a 7.0% price increase effective January 1, 2004 while prescriptions for the first quarter of 2004 were consistent with the first quarter of 2003. Sales of both ONTAK® and Targretin® capsules, however, were negatively impacted by increased chargebacks and rebates reflecting changes in our patient mix and evolving reimbursement rates. We continue to study recently enacted changes to the 2004 Centers of Medicare and Medicaid Services reimbursement rates for ONTAK® and Section 641 of the Medicare Prescription Drug Improvement and Modernization Act relating to anti-cancer drugs for Targretin®. We continue to expect improved patient access for Targretin® capsules but increased challenges for a small sub-segment of our ONTAK®/Medicare patients in 2004 and 2005.

        Our product sales for any individual quarter can be influenced by a number of factors including changes in demand for a particular product, the level and nature of promotional activity, the timing of announced price increases, wholesaler inventory practices and the level of prescriptions subject to rebates and chargebacks. According to IMS Health National Prescription Audit (or IMS NPA) data, AVINZA® ended the first quarter of 2004 with a market share of prescriptions in the sustained-release opioid market of 4.0% compared to less than 1.0% in the first quarter of 2003. We expect that AVINZA® prescription market share will continue to increase as a result of a higher level of sales and marketing activity compared to 2003. We also expect that the expansion of the Ligand and Organon AVINZA® sales forces and sales efforts discussed under the “Recent Developments” section above will have a further positive impact on AVINZA® sales and prescriptions. Overall demand for ONTAK® measured by unit shipments from wholesalers to end users, increased 20% for the 2004 period compared to the prior year. We expect that total product sales will continue to increase in 2004 due primarily to higher sales of AVINZA®, which will further benefit from our co-promotion arrangement with Organon. We also continue to expect that demand for and sales of ONTAK® will increase as further data is obtained from ongoing expanded-use clinical trials and the initiation of new expanded-use trials. The level and timing of any such increases, however, are influenced by a number of factors outside our control, including the accrual of patients and overall progress of clinical trials that are managed by third parties.

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

Collaborative Research and Development and Other Revenues

        Collaborative research and development and other revenues for the quarter ended March 31, 2004 were $2.5 million compared to $4.2 million for the quarter ended March 31, 2003. A comparison of collaborative research and development and other revenues is as follows (in thousands):

	Quarter Ended March 31,

	2004	2003

Collaborative research and development	$2,398	$4,117
Other	78	78

	$2,476	$4,195

        Collaborative research and development revenue includes reimbursement for ongoing research activities, earned development milestones and recognition of prior years’ up-front fees previously deferred in accordance with Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements.

        The decrease in ongoing research activities reimbursement revenue in 2004 compared to the corresponding quarter in 2003 is due to lower funding from our research arrangement with Lilly, which contributed $1.1 million to revenue in the first quarter of 2004 compared to $1.4 million in the first quarter of 2003. The initial research term of the Lilly collaboration was extended for one year effective November 2003 at a lower level of ongoing research funding. Additionally, the decrease is due to the contractually agreed lower level of research activity and funding under our collaboration arrangement with TAP, which contributed $0.8 million to revenue in the first quarter of 2004 compared to $1.3 million in the first quarter of 2003. Revenue for the first quarter of 2003 includes a $1.1 million milestone earned from Lilly. There were no development milestones earned in the first quarter of 2004.

Gross Margin

        Gross margin on product sales was 74.2% for the first quarter of 2004 compared to 65.0% for the first quarter of 2003. The increase in the margin in 2004 is due to the relative increase of sales of AVINZA® compared to 2003. AVINZA®, which represented 66% of net product sales in 2004 compared to 35% in the prior year quarter, has significantly better margins than ONTAK® for which we pay third party royalties totaling 28.0% of product sales. For both AVINZA® and ONTAK® we have capitalized license, royalty and technology rights recorded in connection with the acquisition of the rights to those products. These rights are amortized to cost of products sold on a straight-line basis over 15 years. Given the fixed level of amortization of the capitalized AVINZA® license and royalty rights and the ONTAK® acquired technology, we expect the AVINZA® and ONTAK® gross margin percentages to continue to increase as sales of AVINZA® and ONTAK® increase.

Research and Development Expenses

        Research and development expenses were $16.9 million in the first quarter of 2004 compared to $16.6 million for the first quarter of 2003.

	Quarter Ended March 31,
Research	2004	2003
Research performed under collaboration agreements	$1,992	$2,914
Internal research programs	3,746	2,861

Total research	5,738	5,775

Development
New product development	8,405	8,762
Existing product support (1)	2,709	2,103

Total development	11,114	10,865

Total research and development	$16,852	$16,640

        (1)  Includes costs incurred to comply with U.S. post-marketing regulatory commitments.

        Overall, spending for research expenses remained relatively constant in the first quarter of 2004 compared to the first quarter of 2003, with increases in expenses for internal research programs offset by decreases in expenses for research performed under collaboration agreements. The decrease in expenses for research performed under collaboration agreements was due primarily to a lower contractual level of research funding under our agreement with TAP in the first quarter of 2004 compared to the first quarter of 2003. The decrease is also attributable to a lower level of research funding agreed to with Lilly in connection with the November 2003 extension of our collaboration agreement through November 2004.

        Spending for development expenses remained relatively constant in the first quarter of 2004 compared to the first quarter of 2003, with increases in expenses for existing product support offset by a slight decrease in expenses for new product development. The increase in expenses for existing product support was attributable to expenses incurred in connection with the development of an alternate source of supply for AVINZA®. Expenses for our non-small cell lung cancer (or NSCLC) Phase III clinical trials for Targretin® capsules remained relatively constant in the first quarter of 2004 compared to the first quarter of 2003.

        We expect development expenses to continue to increase in 2004 related to AVINZA® post-marketing regulatory commitments, increased activity on the development of our ONTAK® second generation product, expanded ONTAK® trials for indications other than CTCL, ongoing expenses on the Phase III clinical trials for Targretin® capsules in NSCLC, and initiation of additional clinical trials for Targretin® capsules in second/third line NSCLC and Targretin® gel in hand dermatitis.

        A summary of our significant internal research and development programs is as follows:

Program	Disease/Indication	Development Phase
AVINZA®	Chronic, moderate-to-severe pain	Marketed in U.S. Phase IIIB/IV
ONTAK®	CTCL CLL Peripheral T-cell lymphoma B-cell NHL Psoriasis (severe) NSCLC third line	Marketed in U.S. Phase II Phase II Phase II Phase II Phase II
Targretin®capsules	CTCL NSCLC first-line NSCLC third-line monotherapy NSCLC second/third line Advanced breast cancer Psoriasis (moderate to severe) Renal cell cancer	Marketed in U.S. Phase III Phase II Phase II Phase II Phase II Phase II
Targretin® gel	CTCL Hand dermatitis (eczema) Psoriasis	Marketed in U.S. Phase II Phase II
Panretin® gel	KS	Marketed in U.S.
LGD1550 (RAR agonist)	Advanced cancers Acne Psoriasis	Phase II Pre-clinical Pre-clinical
LGD1331 (Androgen antagonist)	Prostate cancer, hirsutism, acne, androgenetic alopecia	Pre-clinical
LGD5552 (Glucocorticoid agonists)	Inflammation, cancer	Pre-clinical

        We do not provide forward-looking estimates of costs and time to complete ongoing research and development projects, as such estimates would involve a high degree of uncertainty. We currently estimate our total research and development expenditures over the next three years to range between $250 million and $325 million. Uncertainties include, but are not limited to, our ability to predict the outcome of complex research, our ability to predict the results of clinical studies, requirements placed upon us by regulatory authorities such as the FDA and the EMEA, our ability to predict the decisions of our collaborative partners, our ability to fund research and development programs, competition from other entities of which we may become aware in future periods, predictions of market potential from products that may be derived from our research and development efforts, and our ability to recruit and retain personnel or third-party research organizations with the necessary knowledge and skills to perform certain research and development. Refer to the “Risks and Uncertainties” section for additional discussion of the uncertainties surrounding our research and development initiatives.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses were $14.5 million for the first quarter of 2004 compared to $12.4 million for the first quarter of 2003. The increase in 2004 is primarily due to costs associated with additional Ligand sales representatives hired to promote AVINZA® and higher advertising and promotion expenses for AVINZA®. Additionally, marketing expenses increased in 2004 in conjunction with our increased emphasis on physician-attended product information and advisory meetings for AVINZA®. Selling, general and administrative expenses are expected to continue to increase in 2004 as a result of increased selling and marketing activities for AVINZA® which is now promoted on a broader scale and by a significantly larger sales force as a result of our co-promotion agreement with Organon and due to the planned hiring of an additional 36 pain specialist sales representatives as further discussed under “Recent Developments”. Under the co-promotion agreement, we and Organon share equally all costs for AVINZA® advertising and promotion, medical affairs and clinical trials.

Co-promotion Expense

        Co-promotion expense payable to Organon amounted to $6.7 million in 2004 in connection with net sales of AVINZA® of $22.4 million. As further discussed under “Overview”, we are required to pay Organon, under the terms of our co-promotion agreement, 30% of net AVINZA® sales up to $150.0 million. We expect this expense to continue to increase in 2004 as sales of AVINZA® increase.

Other Expenses, Net

        Interest expense increased to $3.1 million for the first quarter of 2004 compared to $2.7 million for the first quarter of 2003. The increase in interest expense is due primarily to interest expense related to a note payable consolidated in connection with the adoption of FIN 46(R) effective December 31, 2003 as more fully discussed under "Leases and Off Balance Sheet Arrangements" below.

        Other expenses, net were $.01 million for the first quarter of 2004 and $5.3 million for the first quarter of 2003. The decrease in the net expense for the three months ended March 31, 2004 is due to the March 2003 write-off of a $5.0 million one-time payment made in July 2002 to X-Ceptor Therapeutics, Inc. (or X-Ceptor) to extend Ligand’s right to acquire the outstanding stock of X-Ceptor not already held by Ligand. In March 2003, we informed X-Ceptor that we would not exercise the purchase right.

Liquidity and Capital Resources

        We have financed our operations through private and public offerings of our equity securities, collaborative research and development and other revenues, issuance of convertible notes, product sales, capital and operating lease transactions, accounts receivable factoring and equipment financing arrangements and investment income.

        At March 31, 2004, working capital was $67.6 million compared to working capital of $76.1 million at December 31, 2003. Cash, cash equivalents, short-term investments, and restricted investments totaled $98.8 million at March 31, 2004 compared to $100.7 million at December 31, 2003. We primarily invest our excess cash in United States government and investment grade corporate debt securities.

        During the second quarter of 2003, we entered into a one-year accounts receivable factoring arrangement. We pay commissions to the finance company based on the gross receivables sold, subject to a minimum annual commission. Additionally, we pay interest on the net outstanding balance of the uncollected factored accounts receivable. During the first quarter of 2004, cash in the amount of $24.0 million was received through the factoring arrangement. We plan to extend the factoring agreement, if available, when it comes up for renewal in the second quarter of 2004.

Operating Activities

        Operating activities used cash of $3.6 million for the three months ended March 31, 2004 compared to $9.7 million for the three months ended March 31, 2003. Operating cash flow in 2004 compared to the prior year period reflects increased product sales of AVINZA® and ONTAK®. Additionally, due to our factoring arrangement, net accounts receivable decreased $2.9 million from March 31, 2003 to March 31, 2004, increasing cash flow. The factoring arrangement has served to accelerate collection of accounts receivable, including $24.0 million received under the arrangement for the quarter ended March 31, 2004. Operating cash was negatively impacted, however, by higher selling and marketing expenses for AVINZA®.

        Non-cash expenses for the quarter ended March 31, 2004 decreased $5.1 million compared to the quarter ended March 31, 2003. This decrease was due to the write-off of the X-Ceptor purchase right in March 2003. Net decreases in operating assets generated an additional $8.1 million during the quarter ended March 31, 2004 compared to the quarter ended March 31, 2003. This was due primarily to the receipt of cash through our factoring arrangement. Additionally, net increases in operating liabilities over the quarter ended March 31, 2004 generated $2.8 million more than over the prior year period. This was primarily due to the payment of co-promotion expense to Organon related to fourth quarter 2003 sales of AVINZA®.

Investing Activities

        Investing activities provided cash of $6.4 million for the quarter ended March 31, 2004, and used cash of $3.4 million for the quarter ended March 31, 2003. Cash provided in 2004 reflects proceeds of $8.4 million from the sale of short-term investments net of purchases of short-term investments. The use of cash in 2004 reflects $1.1 million for the exercise of an option to buy out future payments due on future sales of lasofoxifene, a product under development by Pfizer, and $1.0 million for capital purchases. Cash used in the first quarter of 2003 reflects net proceeds of $0.9 million from the sale of short-term investments, offset by a $4.1 million payment to Elan in connection with the November 2002 restructuring of the AVINZA® license and supply agreement.

Financing Activities

        Financing activities provided cash of $3.7 million and used cash of $16.3 million for the quarters ended March 31, 2004 and 2003, respectively. Cash provided by financing activities in the first quarter of 2004 includes net proceeds of $2.5 million from the exercise of employee stock options, and $1.1 million from equipment financing arrangements. The use of cash in the first quarter of 2003 reflects the $15.9 million repurchase of approximately 2.2 million shares of our outstanding common stock held by an affiliate of Elan in connection with a November 2002 share repurchase agreement.

        Certain of our property and equipment is pledged as collateral under various equipment financing arrangements. As of March 31, 2004, $6.0 million was outstanding under such arrangements with $2.4 million classified as current. Our equipment financing arrangements have terms of 3 to 5 years with interest ranging from 4.73% to 10.66%.

Liquidity

        We expect operating cash flows to continue to benefit in 2004 from increased product sales driven by AVINZA®. Operating cash will be negatively impacted, however, by higher development expenses to fund clinical trials of our existing products in new indications including Phase III registration trials for Targretin® capsules in non-small cell lung cancer, higher selling and marketing expenses on AVINZA®, and by the payment of our co-promotion fee to our partner Organon. Additionally, we are required to pay interest of approximately $4.7 million in May 2004 and November 2004 on the $155.3 million in 6% convertible subordinated notes issued in November 2002.

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

Leases and Off Balance Sheet Arrangements

        We lease our office and research facilities under operating leases that generally require us to pay taxes, insurance, maintenance and minimum lease payments. Some of our leases have options to renew. An operating lease for one of our two corporate office buildings is commonly referred to as a “synthetic lease”. Prior to the issuance of Financial Accounting Standards Board (or FASB) Interpretation No. 46, as revised (or “FIN 46(R)”), Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51, synthetic leases represented a form of off-balance sheet financing which allowed us to treat the lease as an operating lease for accounting purposes and as a financing lease for tax purposes. We implemented FIN 46(R) effective December 31, 2003 and as a result, consolidated the entity from which we lease the subject office building.

        As of March 31, 2004, we are not involved in any off-balance sheet arrangements.

Contractual Obligations

        As of March 31, 2004, future minimum payments due under our contractual obligations are as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Capital lease obligations	$5,957	$2,397	$2,916	$644	$—
Operating lease obligations	19,740	1,812	3,698	3,415	10,815
Loan payable to bank (1)	12,381	303	675	11,403	—
6% Convertible Subordinated Notes	155,250	—	—	155,250	—
Other long-term liabilities (2)	3,516	124	2,840	—	552

Total contractual obligations	$196,844	$4,636	$10,129	$170,712	$11,367

(1)	In connection with the implementation of FIN 46(R), we consolidated the entity from which we lease one of our corporate office buildings. The loan payable to bank represents the loan secured by the office building.
(2)	Other long-term liabilities include merger contingencies, a liability under a royalty financing arrangement and a non-controlling interest in a variable interest entity. Deferred revenues are excluded because they have no effect on future liquidity.

        As of March 31, 2004, we have net open purchase orders (defined as total open purchase orders at quarter end less any accruals or invoices charged to or amounts paid against such purchase orders) totaling approximately $16.2 million. During 2004, we also plan to spend approximately $4.0 to $5.0 million on capital expenditures.

        Under the terms of our AVINZA® license and supply agreement with Elan, we are committed to purchase an annual minimum number of batches of AVINZA® from Elan through 2005 estimated at approximately $9.2 million per year.

        In March 2004, we entered into a five-year manufacturing and packaging agreement with Cardinal Health PTS, LLC (“Cardinal”) under which Cardinal will manufacture AVINZA® at its Winchester, Kentucky facility. Under the terms of the agreement, we committed to certain minimum annual purchases ranging from approximately $1.6 million to $2.3 million. In addition, if regulatory approval for the manufacture of AVINZA® at the Kentucky facility has not been obtained within 30 months of the agreement’s effective date, we will pay Cardinal $50,000 per month until such approval is obtained or through the initial term of the contract. The technology transfer and regulatory approval is expected to be complete in 2005 after which commercial product manufacturing may commence.

Critical Accounting Policies

        Certain of our accounting policies require the application of management judgment in making estimates and assumptions that affect the amounts reported in the consolidated financial statements and disclosures made in the accompanying notes. Those estimates and assumptions are based on historical experience and various other factors deemed to be applicable and reasonable under the circumstances. The use of judgment in determining such estimates and assumptions is by nature, subject to a degree of uncertainty. Accordingly, actual results could differ from the estimates made. Management believes there have been no material changes during the quarter ended March 31, 2004 to the critical accounting policies reported in the Management’s Discussion and Analysis section of our annual report on Form 10-K for the year ended December 31, 2003.

New Accounting Pronouncements

        In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 which was subsequently revised prior to implementation in December 2003. The revised interpretation, known as “FIN 46(R)", requires the consolidation of certain variable interest entities (“VIEs”) by the primary beneficiary of the entity if the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or if the equity investors lack the characteristics of a controlling financial interest. We implemented FIN 46(R) on December 31, 2003, and consolidated the entity from which we lease one of our two corporate office buildings as of that date, as we determined that this entity was a VIE, as defined by FIN 46(R), and that we would absorb a majority of its expected losses, if any, as defined by the Interpretation.

        In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with the characteristics of both liability and equity, and requires that such financial instruments be reported as liabilities. The provisions of SFAS No. 150 are effective for instruments entered into or modified after May 31, 2003, and pre-existing instruments after June 15, 2003. The Company does not have any financial instruments covered by the Statement.

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

        We were founded in 1987. We have incurred significant losses since our inception. At March 31, 2004, our accumulated deficit was approximately $669 million. We began receiving revenues from the sale of pharmaceutical products in 1999. We achieved quarterly net income for the first time in our corporate history during the fourth quarter of fiscal 2003. To consistently be profitable, we must successfully develop, clinically test, market and sell our products. Even if we consistently achieve profitability, we cannot predict the level of that profitability or whether we will be able to sustain profitability. We expect that our operating results will fluctuate from period to period as a result of differences in when we incur expenses and receive revenues from product sales, collaborative arrangements and other sources. Some of these fluctuations may be significant.

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

        Developing the sales force to market and sell products is a difficult, expensive and time-consuming process. We have developed a US sales force of about 95 people and plan to add an additional 36 sales representatives in the second and third quarters of 2004. We also rely on third-party distributors to distribute our products. The distributors are responsible for providing many marketing support services, including customer service, order entry, shipping and billing and customer reimbursement assistance. In Europe, we currently rely on other companies to distribute and market our products. We have entered into agreements for the marketing and distribution of our products in territories such as the United Kingdom, Germany, France, Spain, Portugal, Greece, Italy and Central and South America and have established a subsidiary, Ligand Pharmaceuticals International, Inc., with a branch in London, England, to coordinate our European marketing and operations. Our reliance on these third parties means our results may suffer if any of them are unsuccessful or fail to perform as expected. We may not be able to continue to expand our sales and marketing capabilities sufficiently to successfully commercialize our products in the territories where they receive marketing approval. With respect to our co-promotion or licensing arrangements, for example our co-promotion agreement for AVINZA®, any revenues we receive will depend substantially on the marketing and sales efforts of others, which may or may not be successful.

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

        We have incurred losses since our inception and may not generate positive cash flow to fund our operations for one or more years. As a result, we may need to complete additional equity or debt financings to fund our operations. Our inability to obtain additional financing could adversely affect our business. Financings may not be available at all or on favorable terms. In addition, these financings, if completed, still may not meet our capital needs and could result in substantial dilution to our stockholders. For instance, in April 2002 and September 2003 we issued an aggregate of 7.7 million shares of our common stock in a private placement. In addition, in November 2002 we issued in a private placement $155.3 million in aggregate principal amount of our 6% convertible subordinated notes due 2007, which could be converted into 25,149,025 shares of our common stock.

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

        The rate at which we complete our clinical trials depends on many factors, including our ability to obtain adequate supplies of the products to be tested and patient enrollment. Patient enrollment is a function of many factors, including the size of the patient population, the proximity of patients to clinical sites and the eligibility criteria for the trial. For example, each of our Phase III Targretin® clinical trials involves approximately 600 patients and required significant time and investment to complete enrollments. Delays in patient enrollment for our other trials may result in increased costs and longer development times. In addition, our collaborative partners have rights to control product development and clinical programs for products developed under the collaborations. As a result, these collaborators may conduct these programs more slowly or in a different manner than we had expected. Even if clinical trials are completed, we or our collaborative partners still may not apply for FDA approval in a timely manner or the FDA still may not grant approval.

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

        Some of the drugs that we are developing and marketing will compete with existing treatments. In addition, several companies are developing new drugs that target the same diseases that we are targeting and are taking IR-related and STAT-related approaches to drug development. The principal products competing with our products targeted at the cutaneous t-cell lymphoma market are Supergen/Abbott’s Nipent and interferon, which is marketed by a number of companies, including Schering-Plough’s Intron A. Products that compete with AVINZA® include Purdue Pharma L.P.‘s OxyContin and MS Contin, Janssen Pharmaceutica Products, L.P.‘s Duragesic, aai Pharma’s Oramorph SR, Faulding’s Kadian, and generic sustained release morphine sulfate and oxycodone. Many of our existing or potential competitors, particularly large drug companies, have greater financial, technical and human resources than us and may be better equipped to develop, manufacture and market products. Many of these companies also have extensive experience in preclinical testing and human clinical trials, obtaining FDA and other regulatory approvals and manufacturing and marketing pharmaceutical products. In addition, academic institutions, governmental agencies and other public and private research organizations are developing products that may compete with the products we are developing. These institutions are becoming more aware of the commercial value of their findings and are seeking patent protection and licensing arrangements to collect payments for the use of their technologies. These institutions also may market competitive products on their own or through joint ventures and will compete with us in recruiting highly qualified scientific personnel.

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

        Hoffmann-La Roche Inc. has received a US patent, has made patent filings and has issued patents in foreign countries that relate to our Panretin® gel products. While we were unsuccessful in having certain claims of the US patent awarded to Ligand in interference proceedings, we continue to believe that any relevant claims in these Hoffman-La Roche patents in relevant jurisdictions are invalid and that our current commercial activities and plans relating to Panretin® are not covered by these Hoffman-La Roche patents in the US or elsewhere. In addition, we have our own portfolio of issued and pending patents in this area which cover our commercial activities, as well as other uses of 9-cis retinoic acid, in the US, Europe and elsewhere. However, if the claims in these Hoffman-La Roche patents are not invalid and/or unenforceable, they might block the use of Panretin® gel in specified cancers, not currently under active development or commercialization by us.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        At March 31, 2004, our investment portfolio included fixed-income securities of $22.4 million. At March 31, 2004, we held no other market risk sensitive instruments. Our fixed-income securities are subject to interest rate risk and will decline in value if interest rates increase. This risk is mitigated, however, due to the relatively short effective maturities of the debt instruments in our investment portfolio. Accordingly, an immediate 10% change in interest rates would have no material impact on our financial condition, results of operations or cash flows. Declines in interest rates over time would, however, reduce our interest income.

        We do not have a significant level of transactions denominated in currencies other than U.S. dollars and as a result we have limited foreign currency exchange rate risk. The effect of an immediate 10% change in foreign exchange rates would have no material impact on our financial condition, results of operations or cash flows.

ITEM 4. CONTROLS AND PROCEDURES

        (a) Evaluation of disclosure controls and procedures. An evaluation was performed under the supervision and with the participation of the Company's management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on their evaluation, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective at the reasonable assurance level to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and is accumulated and communicated to Ligand's management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

        (b) Changes in internal controls over financial reporting. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2004 that have materially affected or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.   OTHER INFORMATION
ITEM 2.   CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

        (a) On March 20, 2004, the Company amended and restated in its entirety its Preferred Share Rights Agreement dated as of September 13, 1996, as amended from time to time (the "Original Rights Agreement") in order to incorporate certain previous amendments to the Original Rights Agreement and to eliminate certain other amendments to the Original Rights Agreement providing for specific exceptions to the definitions of Acquiring Person and Distribution Date for former Company stockholders, Elan Corporation, plc and its affiliates. The Company's Board of Directors determined that these exceptions were no longer necessary as a result of Elan and its affiliates ceasing to be Company stockholders. The Company evidenced its amendment and restatement of the Original Rights Agreement by entering into an Amended and Restated Preferred Shares Rights Agreement with Mellon Investor Services LLC (as the successor to ChaseMellon Shareholder Services, L.L.C., the successor to and acquirer of Wells Fargo Bank, N.A, the original agent for the Company), as Rights Agent.

ITEM 6. (A)   EXHIBITS

Exhibit 3.1 (1)	Amended and Restated Certificate of Incorporation of the Company (Filed as Exhibit 3.2).
Exhibit 3.2 (1)	Bylaws of the Company, as amended (Filed as Exhibit 3.3).
Exhibit 3.3 (2)	Amended Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Company.
Exhibit 3.5 (5)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company dated June 14, 2000.
Exhibit 4.1 (6)	Specimen stock certificate for shares of Common Stock of the Company.
Exhibit 4.8 (9)	Registration Rights Agreement dated November 26, 2002 between Ligand Pharmaceuticals Incorporated and UBS Warburg LLC. (Filed as Exhibit 4.2)
Exhibit 4.9 (9)	Indenture dated November 26, 2002, between Ligand Pharmaceuticals Incorporated and J.P. Morgan Trust Company, National Association, as trustee, with respect to the 6% convertible subordinated notes due 2007. (Filed as Exhibit 4.3).
Exhibit 4.10 (9)	Form of 6% Convertible Subordinated Note due 2007. (Filed as Exhibit 4.4).
Exhibit 4.11 (9)	Pledge Agreement dated November 26, 2002, between Ligand Pharmaceuticals Incorporated and J.P. Morgan Trust Company, National Association. (Filed as Exhibit 4.5).
Exhibit 4.12 (9)	Control Agreement dated November 26, 2002, among Ligand Pharmaceuticals Incorporated, J.P. Morgan Trust Company, National Association and JP Morgan Chase Bank. (Filed as Exhibit 4.6).
Exhibit 4.13 (10)	Amended and Restated Preferred Shares Rights Agreement dated as of March 20, 2004 which includes as Exhibit A the form of Rights Certificate and as Exhibit B the Summary of Rights.
Exhibit 10.273	Letter Agreement, dated February 26, 2004, between the Company and Martin Meglasson.
Exhibit 10.274	Adoption and Trust Agreements For Smith Barney Inc. Execchoice® Nonqualified Deferred Compensation Plan, dated June 2, 2002.
Exhibit 10.275	Commercial Supply and Process Validation Agreement dated February 27, 2004, between Ligand Pharmaceuticals Incorporated and Hollister-Stier Laboratories LLC (with certain confidential portions omitted).
Exhibit 10.276	Manufacturing and Packaging Agreement dated February 13, 2004, between Ligand Pharmaceuticals Incorporated and Cardinal Health PTS, LLC (with certain confidential portions omitted).
Exhibit 10.277	Letter Agreement, dated July 17, 2003, between the Company and William A. Pettit.

Exhibit 31.1	Certification by Principal Executive Officer, Pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification by Principal Financial Officer, Pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1	Certification by Principal Executive Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2	Certification by Principal Financial Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

__________________________________

(1)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Registration Statement on Form S-4 (No. 333-58823) filed on July 9, 1998.
(2)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 1999.
(3)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Registration Statement on Form S-3 (No. 333-12603) filed on September 25, 1996, as amended.
(4)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with, the Registration Statement on Form 8-A/A Amendment No. 1 (No. 0-20720) filed on November 10, 1998.
(5)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Annual Report on Form 10-K for the period ended December 31, 2000.
(6)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Registration Statement on Form S-1 (No. 33-47257) filed on April 16, 1992 as amended.
(7)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Registration Statement on Form 8-A/A Amendment No. 2 (No. 0-20720) filed on December 24, 1998.
(8)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2002.
(9)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Registration Statement on Form S-3 (no. 333-102483) filed on January 13, 2003, as amended.
(10)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company's Form 8-A12G/A on April 6, 2004.

ITEM 6. (B)   REPORTS ON FORM 8-K

         We filed or furnished the following reports on Form 8-K during the first quarter of 2004:

1.	Ligand filed a Current Report on Form 8-K on March 3, 2004, reporting under Item 12 the issuance of a press release announcing Ligand's first quarter earnings results.
2.	Ligand filed a Current Report on Form 8-K on March 18, 2004, reporting under Item 5 the implementation of a stock selling plan for Paul V. Maier.
3.	Ligand filed a Current Report on Form 8-K on March 22, 2004, reporting under Item 5 the implementation of a stock selling plan for Alexander D. Cross.

LIGAND PHARMACEUTICALS INCORPORATED

March 31, 2004

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 7, 2004	Ligand Pharmaceuticals Incorporated By: /S/ PAUL V.MAIER Paul V. Maier Senior Vice President, Chief Financial Officer