Form 10-Q
period 2004-06-30
LIGAND PHARMACEUTICALS INC
filed 2004-08-05
CIK 886163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

                                                Mark One

[X] Quarterly Report Pursuant to Section 13 or 15(D) of the
Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004 or

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

        As of July 31, 2004, the registrant had 73,911,051 shares of common stock outstanding.

LIGAND PHARMACEUTICALS INCORPORATED
QUARTERLY REPORT

FORM 10-Q

TABLE OF CONTENTS

COVER PAGE	1
TABLE OF CONTENTS	2
PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements (unaudited)
Consolidated Balance Sheets as of June 30, 2004 and December 31, 2003	3
Consolidated Statements of Operations for the three and six months ended June 30, 2004 and 2003	4
Consolidated Statements of Cash Flows for the six months ended June 30, 2004 and 2003	5
Notes to Consolidated Financial Statements	6
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	12
ITEM 3. Quantitative and Qualitative Disclosures about Market Risk	30
ITEM 4. Controls and Procedures	31
PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings	*
ITEM 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	*
ITEM 3. Defaults upon Senior Securities	*
ITEM 4. Submission of Matters to a Vote of Security Holders	32
ITEM 5. Other Information	*
ITEM 6. Exhibits and Reports on Form 8-K	33
SIGNATURE	35

*No information provided due to inapplicability of item.

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

LIGAND PHARMACEUTICALS INCORPORATED
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share data)

	June 30, 2004	December 31, 2003

ASSETS
Current assets:
Cash and cash equivalents	$41,920	$59,030
Short-term investments; $4,623 and $9,204 restricted at June 30, 2004 and December 31, 2003, respectively	43,958	40,004
Accounts receivable, net (Note 2)	17,936	19,051
Inventories	11,752	8,262
Other current assets	3,245	3,810

Total current assets	118,811	130,157
Restricted investments	1,656	1,656
Property and equipment, net	23,910	23,501
Acquired technology and product rights, net	132,520	137,857
Other assets	8,420	8,084

Total assets	$285,317	$301,255

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$20,225	$18,691
Accrued liabilities (Note 1)	36,108	30,315
Current portion of deferred revenue	2,381	2,564
Current portion of equipment financing obligations	2,453	2,184
Current portion of long-term debt	303	295

Total current liabilities	61,470	54,049
Long-term debt	167,256	167,408
Long-term portion of deferred revenue	2,120	2,275
Long-term portion of equipment financing obligations	3,547	2,644
Other long-term liabilities	2,925	4,151

Total liabilities	237,318	230,527

Commitments and contingencies (Note 9)
Stockholders’ equity:
Convertible preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued	—	—
Common stock, $0.001 par value; 200,000,000 shares and 130,000,000 shares authorized at June 30, 2004 and December 31, 2003 respectively; 73,909,393 and 73,264,785 shares issued at June 30, 2004 and December 31, 2003, respectively	74	73
Additional paid-in capital	732,096	727,410
Accumulated other comprehensive loss	(127)	(66)
Accumulated deficit	(683,133)	(655,778)

	48,910	71,639
Treasury stock, at cost; 73,842 shares	(911)	(911)

Total stockholders’ equity	47,999	70,728

	$285,317	$301,255

See accompaning notes.

LIGAND PHARMACEUTICALS INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003

Revenues:
Product sales	$37,485	$25,187	$71,621	$44,115
Collaborative research and development and other revenues	2,975	3,939	5,451	8,135

Total revenues	40,460	29,126	77,072	52,250

Operating costs and expenses:
Cost of products sold	9,926	7,766	18,749	14,386
Research and development	18,174	16,859	35,026	33,499
Selling, general and administrative	16,625	13,571	31,097	25,998
Co-promotion (Note 4)	7,000	—	13,731	—

Total operating costs and expenses	51,725	38,196	98,603	73,883

Loss from operations	(11,265)	(9,070)	(21,531)	(21,633)

Other income (expense):
Interest income	208	140	439	383
Interest expense	(3,140)	(2,688)	(6,231)	(5,370)
Other, net	(19)	(379)	(32)	(5,697)

Total other expense, net	(2,951)	(2,927)	(5,824)	(10,684)

Net loss	$(14,216)	$(11,997)	$(27,355)	$(32,317)

Basic and diluted per share amounts:
Net loss	$(.19)	$(.17)	$(.37)	$(.46)

Weighted average number of common shares	73,754,146	69,275,323	73,528,581	69,754,200

See accompaning notes.

LIGAND PHARMACEUTICALS INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2004	2003

Operating activities
Net loss	$(27,355)	$(32,317)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of acquired technology and license rights	5,473	5,488
Depreciation and amortization of property and equipment	1,509	1,274
Amortization of debt discount and issuance costs	478	405
Write-off of X-Ceptor purchase right	—	5,000
Equity in loss of affiliate	—	572
Other	64	547
Changes in operating assets and liabilities:
Accounts receivable, net (Note 2)	1,115	4,487
Inventories	(3,490)	35
Other current assets	565	4,673
Accounts payable and accrued liabilities	7,327	4,686
Other liabilities	(600)	—
Deferred revenue	(338)	(1,141)

Net cash used in operating activities	(15,252)	(6,291)

Investing activities
Purchases of short-term investments	(25,880)	(499)
Proceeds from sale of short-term investments	17,345	5,004
Purchases of property and equipment	(2,021)	(445)
Payment for AVINZA® royalty rights	—	(4,133)
Payment for lasofoxifene royalty rights (Note 1)	(1,120)	—
Other, net	(406)	150

Net cash (used in) provided by investing activities	(12,082)	77

Financing activities
Principal payments on equipment financing obligations	(1,297)	(1,140)
Proceeds from equipment financing arrangements	2,469	251
Decrease in restricted investments	4,581	4,167
Repurchase of common stock	—	(15,867)
Net proceeds from issuance of common stock	4,615	690
Decrease in other long-term liabilities	—	(62)
Other	(144)	—

Net cash provided by (used in) financing activities	10,224	(11,961)

Net decrease in cash and cash equivalents	(17,110)	(18,175)
Cash and cash equivalents at beginning of period	59,030	42,423

Cash and cash equivalents at end of period	$41,920	$24,248

Supplemental disclosure of cash flow information
Interest paid	$5,301	$4,664

See accompaning notes.

LIGAND PHARMACEUTICALS INCORPORATED

Notes to Consolidated Financial Statements

1.    Basis of Presentation

        The consolidated financial statements of Ligand Pharmaceuticals Incorporated (“Ligand” or the “Company”) for the three and six months ended June 30, 2004 and 2003 are unaudited. These financial statements reflect all adjustments, consisting of only normal recurring adjustments which, in the opinion of management, are necessary to fairly present the consolidated financial position as of June 30, 2004 and the consolidated results of operations for the three and six months ended June 30, 2004 and 2003. The results of operations for the period ended June 30, 2004 are not necessarily indicative of the results to be expected for the year ending December 31, 2004. For more complete financial information, these financial statements, and the notes thereto, should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2003 included in the Company’s Annual Report on Form 10-K filed with the SEC.

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

Recent Accounting Pronouncements. In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, an interpretation of ARB No. 51, which was subsequently revised prior to implementation in December 2003. The revised Interpretation, known as “FIN 46(R)", requires the consolidation of certain variable interest entities by the primary beneficiary of the entity if the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or if the equity investors lack the characteristics of a controlling financial interest. Ligand adopted FIN 46(R) effective December 31, 2003 (Note 6).

In March 2004, the FASB approved the consensus reached on the Emerging Issues Task Force (“EITF”) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-1 provides guidance for identifying impaired investments and new disclosure requirements for investments that are deemed to be temporarily impaired. The accounting provisions of EITF 03-1 are effective for all reporting periods beginning after June 15, 2004, while the disclosure requirements are effective only for annual periods ending after June 15, 2004. The Company does not believe the impact of adopting EITF 03-1 will be significant to its overall results of operations or financial position.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Net loss as reported	$(14,216)	$(11,997)	$(27,355)	$(32,317)
Stock-based employee compensation expense included in reported net loss	—	405	—	405
Less total stock-based compensation expense determined under fair value based method for all awards	(1,741)	(1,913)	(3,359)	(3,472)

Net loss pro forma	$(15,957)	$(13,505)	$(30,714)	$(35,384)

Basic and diluted per share amounts:
Net loss per share as reported	$(.19)	$(.17)	$(.37)	$(.46)

Net loss per share pro forma	$(.22)	$(.19)	$(.42)	$(.51)

        The fair value for these options was estimated at the dates of grant using the Black-Scholes option valuation model with the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Risk free interest rate	3.77%	2.41%	3.77%	2.41%
Dividend yield	—	—	—	—
Volatility	60%	76%	60%	76%
Weighted average expected life	5 years	5 years	5 years	5 years

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

Inventories. Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Inventories consist of the following (in thousands):

	June 30, 2004	December 31, 2003

Raw materials	$359	$101
Work-in-process	3,943	4,261
Finished goods	7,450	3,900

	$11,752	$8,262

Other Assets. Other assets consist of the following (in thousands):

	June 30, 2004	December 31, 2003

Debt issue costs, net	$3,726	$4,205
Royalty buyout, net (1)	3,840	2,856
Other	854	1,023

	$8,420	$8,084

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

Acquired Technology and Product Rights

        Acquired technology and product rights represent payments related to the Company’s acquisition of ONTAK® and license and royalty rights for AVINZA®. Acquired technology and product rights are amortized on a straight-line basis over 15 years, the period estimated to be benefited, and consist of the following (in thousands):

	June 30, 2004	December 31, 2003

AVINZA®	$114,437	$114,437
ONTAK®	45,312	45,312
Less accumulated amortization	(27,229)	(21,892)

	$132,520	$137,857

        Amortization of acquired technology and product rights was $2.7 million for the three months ended June 30, 2004 and 2003, and $5.3 million for the six months ended June 30, 2004 and 2003. Estimated annual amortization for these assets in each of the years in the period from 2004 to 2008 is $10.7 million.

Accrued Liabilities. Accrued liabilities consist of the following (in thousands):

	June 30, 2004	December 31, 2003

Allowances for product returns, sales incentives, rebates and chargebacks	$18,019	$10,347
Amount due co-promote partner (Note 4)	6,936	9,360
Compensation	4,475	3,888
Royalties	4,168	3,833
Interest	1,138	1,138
Other	1,372	1,749

	$36,108	$30,315

Long-term Debt. Long-term debt consists of the following (in thousands):

	June 30, 2004	December 31, 2003

6% Convertible Subordinated Notes	$155,250	$155,250
Note payable to bank	12,309	12,453

	167,559	167,703
Less current portion	(303)	(295)

Long-term debt	$167,256	$167,408

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Net loss as reported	$(14,216)	$(11,997)	$(27,355)	$(32,317)
Unrealized losses on available-for sale securities	(62)	(1)	(53)	(12)
Foreign currency translation adjustments	(11)	16	(7)	9

Comprehensive loss	$(14,289)	$(11,982)	$(27,415)	$(32,320)

The components of accumulated other comprehensive loss are as follows (in thousands):

	June 30, 2004	December 31, 2003

Net unrealized holding (loss) gain on available-for-sale securities	$(24)	$29
Net unrealized loss on foreign currency translation	(103)	(95)

	$(127)	$(66)

2. Accounts Receivable Factoring Arrangement

        During the second quarter of 2003, the Company entered into a one-year accounts receivable factoring arrangement under which eligible accounts receivable are sold without recourse to a financing company. The factoring arrangement was extended for an additional one-year period in the second quarter of 2004. Commissions on factored receivables are paid to the finance company based on the gross receivables sold, subject to a minimum annual commission. Additionally, the Company pays interest on the net outstanding balance of the uncollected factored accounts receivable at an interest rate equal to the JPMorgan Chase Bank prime rate. The Company continues to service the factored receivables, the expenses of which are not material to the consolidated financial statements. The Company accounts for the sale of receivables under this arrangement in accordance with the requirements of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. During the three months ended June 30, 2004, cash in the amount of $32.0 million was received through the factoring arrangement. Interest expense and fees related to the factoring arrangement for the three and six months ended June 30, 2004 and 2003 were not material to the consolidated financial statements.

        Receivables due from the financing company under the accounts receivable factoring arrangement represent the Company’s most significant credit risk. As of June 30, 2004, the gross amount due from the financing company was $11.0 million, which represents approximately 62% of the Company’s accounts receivable.

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

        For the three and six months ended June 30, 2004, Ligand recognized co-promotion expense of $7.0 million and $13.7 million, respectively.

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

6. Purchase of Nexus Equity VI LLC

        As of March 31, 2004, the Company leased one of its corporate office buildings from Nexus Equity VI LLC (“Nexus”), a limited liability company in which Ligand held a 1% ownership interest. Nexus had been first consolidated as of December 31, 2003 by the Company in accordance with FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51.

        In April 2004, the Company exercised its right to acquire the portion of Nexus that it did not own. The acquisition resulted in Ligand’s assumption of the existing loan against the property and payment to Nexus’ other shareholder of approximately $0.6 million.

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

8. Stockholders' Equity

        At its annual meeting of stockholders held on June 11, 2004, the Company’s stockholders approved an increase in the authorized number of shares of Common Stock from 130,000,000 to 200,000,000.

9. Litigation

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

        The Company believes that each of these lawsuits is without merit and intends to vigorously defend against each of such lawsuits. Due to the uncertainty of the ultimate outcome of these matters, the impact on future financial results is not subject to reasonable estimates.

10. Subsequent Events

        On August 3, 2004, Ligand filed a Report on Form 8-K announcing the resignation of Deloitte & Touche LLP as the Company’s independent auditors, effective with the filing of this Form 10-Q. Ligand has been informed by Deloitte & Touche LLP that the reasons for its action are not related to any disagreements between Ligand and Deloitte & Touche LLP on matters of accounting principles and practices, financial statement disclosure or auditing scope or procedures. The Audit Committee of Ligand’s Board of Directors is in the process of selecting a new independent registered public accounting firm.

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

        During the three and six months ended June 30, 2004, we recognized co-promotion expense of $7.0 million and $13.7 million, respectively, with no such expenses incurred in the same periods during 2003. Additionally, both companies agreed to share equally all costs for AVINZA® advertising and promotion, medical affairs and clinical trials. Each company is responsible for its own sales force costs and other expenses. The initial term of the co-promotion agreement is 10 years. Organon has the option any time prior to January 1, 2008 to extend the agreement to 2017 by making a $75.0 million payment to us.

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

Recent Developments

        In March 2004, Ligand and Organon announced plans to increase sales calls to primary care physicians and the long-term care and hospice market segments. We plan to achieve this through an additional 36 Ligand specialty sales representatives, most of whom were hired at the end of the second quarter of 2004, calling on top decile primary care physicians in a mirrored activity to Organon’s sales representatives. The long-term care and hospice efforts are expected to be achieved through an additional focus of the Organon hospital sales force and a specific call plan on key long-term care and hospice physicians and pain treatment staff. This effort also started at the end of the second quarter of 2004.

Results of Operations

        Total revenues for the second quarter of 2004 were $40.5 million compared to $29.1 million for the second quarter of 2003. Loss from operations for the second quarter of 2004 was $11.3 million compared to $9.1 million for the 2003 period. Net loss for the second quarter of 2004 was $14.2 million, or $0.19 per share, compared to net loss of $12.0 million, or $0.17 per share, for the second quarter of 2003.

        For the six months ended June 30, 2004, total revenues were $77.1 million, compared to $52.3 million for 2003. Loss from operations for the six months ended June 30, 2004 of $21.5 million compares to $21.6 million for 2003. Net loss for the same period in 2004 was $27.4 million or $0.37 per share compared to a net loss of $32.3 million or $0.46 per share for the 2003 period.

Product Sales

        Net product sales for the second quarter of 2004 were $37.5 million compared to $25.2 million for the second quarter of 2003. Product sales for the six months ended June 30, 2004 were $71.6 million compared to $44.1 million for the six months ended June 30, 2003. A comparison of sales by product is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

AVINZA®	$23,335	$11,642	$45,771	$18,289
ONTAK®	8,727	9,222	16,035	16,353
Targretin® capsules	4,155	2,836	7,661	6,432
Targretin® gel and Panretin ®gel	1,268	1,487	2,154	3,041

Total net product sales	$37,485	$25,187	$71,621	$44,115

        AVINZA®

        The increase in sales of AVINZA® is due to higher prescriptions as a result of the increased level of marketing and sales activity under our co-promotion agreement with Organon which started in March 2003. As a result of the co-promotion arrangement, AVINZA® is now promoted by more than 800 sales representatives compared to approximately 50 representatives in 2003 prior to co-promotion. Sales in 2004 also benefited from a price increase of 9.9% effective January 1, 2004. AVINZA® sales were negatively impacted, however, in both the first and second quarters of 2004 by a higher level of Medicaid prescriptions in states where 1) AVINZA® obtained preferred formulary status relative to competing products and 2) came onto the state formulary but not in a preferred position. Through the end of the second quarter of 2004, the level of Medicaid prescriptions significantly exceeded the amounts previously experienced in 2003 as a result of the rapid uptake of AVINZA® prescriptions in several states where Medicaid preferred status was recently achieved. As a result, we increased our AVINZA® rebate accrual by $3.0 million and $2.6 million during the first and second quarters of 2004, respectively. We expect that the current level of Medicaid rebates will remain consistent throughout the remainder of 2004. Any changes in Medicaid prescription activity, however, may have an impact on our rebate liability and a corresponding impact on AVINZA® net product sales.

        AVINZA® sales for the six months ended June 30, 2004 were also negatively impacted by approximately $4.9 million from higher than estimated actual product returns and a higher estimate of future returns primarily from development stage batches with shorter than normal expiry dates and excess wholesaler inventories in certain sales territories where prescriptions did not increase at anticipated rates. We expect that as AVINZA® prescriptions continue to increase and given that there are no more returnable development stage batches in the wholesale channel, product returns will normalize to a more predictable level across all geographic territories. Any variances to our assumptions, however, with respect to prescriptions (including state Medicaid, managed care, and long-term care and hospice activity), wholesaler inventory levels, or actions taken by our competitors, could have an impact on AVINZA® product returns and net sales. For example, a 20% variance to our estimated return rates for AVINZA® could result in an adjustment to our returns provision and net product sales of approximately $1.5 million.

        ONTAK®

        The decrease in ONTAK® sales in the second quarter of 2004 compared to the second quarter of 2003 reflects increased chargebacks and rebates due to our patient mix and evolving reimbursement rates as well as a lower level of inventory stocking by certain wholesalers. This was partially offset, however, by increasing use (impacted in part by expanded clinical data) in cutaneous T-cell lymphoma (or CTCL), chronic lymphocytic leukemia (or CLL), and non-Hodgkins lymphoma (or NHL). Demand for ONTAK® as measured by shipments to end users increased by 37% in the second quarter of 2004 and 29% for the first half of 2004 compared to the same periods in 2003.

        Targretin® capsules

        The increase in sales of Targretin® capsules in 2004 compared to 2003 reflect a 7% price increase effective January 1, 2004, and the full six-month period impact of a 15% price increase effective April 1, 2003. In June 2004, the Centers for Medicare and Medicaid Services (CMS) announced formal implementation of the Section 641 Demonstration Program under the Medicare Modernization Act of 2003 including reimbursement under Medicare for Targretin® for patients with CTCL. As a result, we continue to expect improved patient access for Targretin® in the second half of 2004.

        Our product sales for any individual quarter can be influenced by a number of factors including changes in demand for a particular product, competitive products, the level and nature of promotional activity, the timing of announced price increases, wholesaler inventory practices and the level of prescriptions subject to rebates and chargebacks. According to IMS Health National Prescription Audit (or IMS NPA) weekly data, AVINZA® ended the second quarter of 2004 with a market share of prescriptions in the sustained-release opioid market of 4.5% compared to 1.1% at the end of the second quarter of 2003. Quarterly prescription market share for the second quarter of 2004 was 3.8% compared to less than 1% for the second quarter of 2003. We expect that AVINZA® prescription market share will continue to increase as a result of a higher level of sales and marketing activity compared to 2003. We expect that total product sales will continue to increase in 2004 due primarily to higher sales of AVINZA®, which will benefit from the expansion of the Ligand and Organon AVINZA® sales force and sales efforts discussed under the “Recent Developments” section above and a 9% price increase effective July 1, 2004. We also continue to expect that demand for and sales of ONTAK® will increase as further data is obtained from ongoing expanded-use clinical trials and the initiation of new expanded-use trials. The level and timing of any such increases, however, are influenced by a number of factors outside our control, including the accrual of patients and overall progress of clinical trials that are managed by third parties.

        Excluding AVINZA®, our products are small-volume specialty pharmaceutical products that address the needs of cancer patients in relatively small niche markets with substantial geographical fluctuations in demand. To ensure patient access to our drugs, we maintain broad distribution capabilities with inventories held at approximately 150 locations throughout the United States. The purchasing and stocking patterns of our wholesaler customers for all our products are influenced by a number of factors that vary from product to product. These factors include, but are not limited to, overall level of demand, periodic promotions, required minimum shipping quantities and wholesaler competitive initiatives. As a result, the level of product in the distribution channel may average from two to six months’ worth of projected inventory usage. If any or all of our major distributors decide to substantially reduce the inventory they carry in a given period, our sales for that period could be substantially lower than historical levels.

        In August 2004, we entered into fee-for-service agreements for ONTAK® with several of our wholesaler customers. In exchange for a set fee, the wholesalers have agreed to provide us with certain information regarding product stocking and out-movement; inventory handling, stocking and management services; and certain other services surrounding the administration of returns and chargebacks. In connection with implementation of the fee-for-service agreements, we will no longer offer these wholesalers promotional discounts or incentives and as a result, we expect a net improvement in average selling prices and product gross margins. Additionally, we believe these arrangements will provide lower variability in wholesaler inventory levels and improved management of inventories within and between individual wholesaler distribution centers that we believe will result in a lower level of product returns compared to prior periods. We are in the process of negotiating similar agreements for our other products and expect that these will be in place later in the third quarter or early fourth quarter of 2004.

Collaborative Research and Development and Other Revenues

        Collaborative research and development and other revenues for the quarter ended June 30, 2004 were $3.0 million compared to $3.9 million for the quarter ended June 30, 2003. For the six months ended June 30, 2004, collaborative research and development and other revenues were $5.5 million compared to $8.1 million in the prior year period. A comparison of collaborative research and development and other revenues is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Collaborative research and development	$2,898	$3,862	$5,296	$7,980
Other	77	77	155	155

	$2,975	$3,939	$5,451	$8,135

        Collaborative research and development revenue includes reimbursement for ongoing research activities, earned development milestones and recognition of prior years’ up-front fees previously deferred in accordance with Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements.

        The decrease in ongoing research activities reimbursement revenue for the 2004 periods compared to the 2003 periods is due to the contractually agreed lower level of research activity and funding under our collaboration arrangement with TAP, which contributed $1.7 million to revenue for the six months ended June 30, 2004 compared to $2.5 million for the 2003 period. The TAP collaboration was extended in December 2003 for an additional year at the current level of funding. Additionally, the decrease is due to lower funding from our research arrangement with Lilly, which contributed $2.2 million to revenue for the six months ended June 30, 2004 compared to $2.9 million for the six months ended June 30, 2003. The research term of the Lilly collaboration was extended for an additional year effective November 2003 at a lower level of funding. Revenue for the second quarter of 2004 and 2003 each include a net development milestone of $0.8 million earned from GlaxoSmithKline while revenue for the first quarter of 2003 includes a $1.1 million milestone earned from Lilly.

Gross Margin

        Gross margin on product sales was 73.5% for the second quarter of 2004 compared to 69.2% for the second quarter of 2003. Gross margin on product sales for the six months ended June 30, 2004 was 73.8% compared to 67.4% for the prior year period. The increase in the margin in 2004 is due to the relative increase of sales of AVINZA® compared to 2003. AVINZA®, which represented 64% of net product sales in 2004 compared to 41% in the prior year, has significantly better margins than ONTAK® for which we pay third party royalties totaling 28.0% of product sales. For both AVINZA® and ONTAK® we have capitalized license, royalty and technology rights recorded in connection with the acquisition of the rights to those products. These rights are amortized to cost of products sold on a straight-line basis over 15 years. Gross margin in 2004 compared to 2003 was negatively impacted, however, by a higher proportionate level of AVINZA® Medicaid rebates and product returns as further discussed under “Product Sales”. Overall, given the fixed level of amortization of the capitalized AVINZA® license and royalty rights and the ONTAK® acquired technology, we expect the AVINZA® and ONTAK® gross margin percentages to continue to increase as sales of AVINZA® and ONTAK® increase.

Research and Development Expenses

        Research and development expenses were $18.2 million in the second quarter of 2004 compared to $16.9 million for the second quarter of 2003. For the six months ended June 30, 2004, research and development expenses were $35.0 million compared to $33.5 million for the six months ended June 30, 2003. The components of research and development expenses are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Research
Research performed under collaboration agreements	$1,883	$3,061	$3,876	$5,974
Internal research programs	3,775	2,676	7,520	5,538

Total research	5,658	5,737	11,396	11,512

Development
New product/indications development	8,456	7,285	16,860	16,048
Existing product support (1)	4,060	3,837	6,770	5,939

Total development	12,516	11,122	23,630	21,987

Total research and development	$18,174	$16,859	$35,026	$33,499

        (1)    Includes costs incurred to comply with U.S. post-marketing regulatory commitments.

        Overall, spending for research expenses remained relatively constant for the first six months of 2004 compared to the 2003 period, with increases in expenses for internal research programs offset by decreases in expenses for research performed under collaboration agreements. The decrease in expenses for research performed under collaboration agreements was due primarily to a lower contractual level of research funding under our agreement with TAP and a lower level of research funding agreed to with Lilly in connection with the November 2003 extension of our collaboration agreement through November 2004. The increase in internal research program expenses in 2004 compared to the 2003 period reflects an increased level of effort in the areas of selective glucocorticoid receptor-modulators (SGRMs), selective androgen receptor modulators (SARMs), and thrombopoietin (TPO) agonists.

        The increase in development expenses in the 2004 periods compared to 2003 is due to increased activity on the development of our ONTAK® second generation product and expenses incurred in connection with the development of an alternate source of supply (Cardinal Health PTS LLC or “Cardinal”) for AVINZA®. See further discussion of agreement with Cardinal under “Liquidity – Contractual Obligations”.

        We expect development expenses to continue to increase in the second half of 2004 due to increased expenses on AVINZA® post-marketing regulatory commitments, increased activity on the development of our ONTAK® second generation product, expanded ONTAK® trials for indications other than CTCL, ongoing expenses on the Phase III clinical trials for Targretin® capsules in NSCLC, and initiation of additional clinical trials for AVINZA® and Targretin® gel.

        A summary of our significant internal research and development programs is as follows:

Program	Disease/Indication	Development Phase
AVINZA®	Chronic, moderate-to-severe pain	Marketed in U.S. Phase IIIB/IV
ONTAK®	CTCL CLL Peripheral T-cell lymphoma B-cell NHL Psoriasis (severe) NSCLC third line	Marketed in U.S. Phase II Phase II Phase II Phase II Phase II
Targretin®capsules	CTCL NSCLC first-line NSCLC third-line monotherapy NSCLC second/third-line Advanced breast cancer Psoriasis (moderate to severe) Renal cell cancer	Marketed in U.S. Phase III Phase II Phase II Phase II Phase II Phase II
Targretin® gel	CTCL Hand dermatitis (eczema) Psoriasis	Marketed in U.S. Phase II/III Phase II
Panretin® gel	KS	Marketed in U.S.
LGD1550 (RAR agonist)	Advanced cancers Acne Psoriasis	Phase II Pre-clinical Pre-clinical
Selective androgen receptor modulators (agonist/antagonist)	Male hypogonadism, female & male osteoporosis, male & female sexual dysfunction, frailty. Prostate cancer, hirsutism, acne, androgenetic alopecia.	Pre-clinical
LGD5552 (Selective glucocorticoid receptor modulator)	Inflammation, cancer	Pre-clinical
Thrombopoietin oral mimic	Chemotherapy-induced thrombocytopenias (TCP), other TCPs	Pre-clinical

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

Selling, General and Administrative Expenses

        Selling, general and administrative expenses were $16.6 million for the second quarter of 2004 compared to $13.6 million for the second quarter of 2003. Selling, general and administrative expenses for the six months ended June 30, 2004 were $31.1 million compared to $26.0 million for the six months ended June 30, 2003. The increase in 2004 is primarily due to costs associated with additional Ligand sales representatives hired to promote AVINZA® and higher advertising and promotion expenses for AVINZA® in connection with our co-promotion arrangement with Organon which started in March 2003. Additionally, marketing expenses increased in 2004 as a result of our increased emphasis on physician-attended product information and advisory meetings for AVINZA®. Selling, general and administrative expenses are expected to continue to increase in 2004 due to increased marketing activities for AVINZA® and due to the hiring of an additional 36 pain specialist sales representatives as further discussed under “Recent Developments”. Under the co-promotion agreement, we and Organon share equally all costs for AVINZA® advertising and promotion, medical affairs and clinical trials.

Co-promotion Expense

        Co-promotion expense payable to Organon amounted to $7.0 million and $13.7 million in the three and six months ended June 30, 2004, respectively. Co-promotion expense is based on net sales of AVINZA® which totaled $23.3 million for the second quarter of 2004 and $45.8 million for the six months ended June 30, 2004. As further discussed under “Overview”, we pay Organon, under the terms of our co-promotion agreement, 30% of net AVINZA® sales up to $150.0 million. We expect this expense to continue to increase in 2004 as sales of AVINZA® increase.

Other Expenses, Net

        Interest expense increased to $3.1 million for the second quarter of 2004 compared to $2.7 million for the second quarter of 2003 and increased to $6.2 million for the six months ended June 30, 2004 compared to $5.4 million for the six months ended June 30, 2003. The increase in interest expense is due primarily to interest on a note payable secured by one of our corporate office buildings. Effective December 31, 2003, the entity from which we leased the building (Nexus Equity VI LLC or “Nexus”) was consolidated in connection with the implementation of FIN 46(R) “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51". Prior to that, the lease arrangement with Nexus was treated as an operating lease. We subsequently acquired the portion of Nexus we did not previously own in April 2004.

        Other expenses, net were $3.0 million for the second quarter of 2004 and $2.9 million for the second quarter of 2003. Other expenses, net were $5.8 million for the six months ended June 30, 2004 compared to $10.7 million for the six months ended June 30, 2003. The decrease in the net expense for the six months ended June 30, 2004 is due to the March 2003 write-off of a $5.0 million one-time payment made in July 2002 to X-Ceptor Therapeutics, Inc. (or X-Ceptor) to extend Ligand’s right to acquire the outstanding stock of X-Ceptor not already held by Ligand. In March 2003, we informed X-Ceptor that we would not exercise the purchase right.

Liquidity and Capital Resources

        We have financed our operations through private and public offerings of our equity securities, collaborative research and development and other revenues, issuance of convertible notes, product sales, capital and operating lease transactions, accounts receivable factoring and equipment financing arrangements and investment income.

        At June 30, 2004, working capital was $57.3 million compared to working capital of $76.1 million at December 31, 2003. Cash, cash equivalents, short-term investments, and restricted investments totaled $87.5 million at June 30, 2004 compared to $100.7 million at December 31, 2003. We primarily invest our excess cash in United States government and investment grade corporate debt securities.

        During the second quarter of 2003, we entered into a one-year accounts receivable factoring arrangement, under which eligible accounts receivable are sold without recourse to a financing company. The factoring arrangement was extended for an additional one-year period in the second quarter of 2004. We pay commissions to the finance company based on the gross receivables sold, subject to a minimum annual commission. Additionally, we pay interest on the net outstanding balance of the uncollected factored accounts receivable. During the quarter ended June 30, 2004, cash in the amount of $32.0 million was received through the factoring arrangement.

Operating Activities

        Operating activities used cash of $15.3 million for the six months ended June 30, 2004 compared to $6.3 million for the six months ended June 30, 2003. The higher use of cash in the 2004 period reflects the impact of changes in working capital primarily due to higher inventory levels at June 30, 2004 in anticipation of higher product sales, the positive impact in the 2003 period of the accounts receivable factoring agreement which was entered into in June 2003, and the positive impact on 2003 cash flows from the collection of certain milestones from collaborative partners, the revenue for which was earned at the end of 2002.

Investing Activities

        Investing activities used cash of $12.1 million for the six months ended June 30, 2004 and provided cash of $0.1 million for the six months ended June 30, 2003. The use of cash in the 2004 period reflects the net purchase of short-term investments of $8.5 million, capital expenditures of $2.0 million including $0.6 million in connection with the purchase of Nexus, and $1.1 million for the exercise of an option to buy out future payments due on future sales of lasofoxifene, a product under development by Pfizer. Cash investing activities for the first six months of 2003 reflects net proceeds of $4.5 million from the sale of short-term investments partially offset by a $4.1 million payment to Elan in connection with the November 2002 restructuring of the AVINZA® license and supply agreement.

Financing Activities

        Financing activities provided cash of $10.2 million for the six months ended June 30, 2004 and used cash of $12.0 million for the six months ended June 30, 2003. Cash provided by financing activities in the first six months of 2004 includes net proceeds of $4.6 million from the exercise of employee stock options and stock purchases under our employee stock purchase plan and $1.2 million of net proceeds received under equipment financing arrangements. The use of cash in the first six months of 2003 reflects the $15.9 million repurchase of approximately 2.2 million shares of our outstanding common stock held by an affiliate of Elan in connection with a November 2002 share repurchase agreement. Financing activities for both periods reflect decreases in restricted investment due to the maturity of U.S. government securities held with a trustee under the requirements of our 6% convertible subordinated notes (the Notes). Funds from the sale of the securities were used to pay the semi-annual interest owed on the Notes.

        Certain of our property and equipment is pledged as collateral under various equipment financing arrangements. As of June 30, 2004, $6.0 million was outstanding under such arrangements with $2.5 million classified as current. Our equipment financing arrangements have terms of 3 to 5 years with interest ranging from 4.73% to 10.66%.

Liquidity

        We expect operating cash flows to continue to benefit in 2004 from increased product sales driven by AVINZA®. Operating cash will be negatively impacted, however, by higher development expenses to fund clinical trials of our existing products in new indications including Phase III registration trials for Targretin® capsules in non-small cell lung cancer, higher selling and marketing expenses on AVINZA®, and by higher co-promotion fees to our partner Organon. Additionally, we are required to pay interest of approximately $4.7 million in November and May of each year on the $155.3 million in 6% convertible subordinated notes issued in November 2002.

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

        As of June 30, 2004, we are not involved in any off-balance sheet arrangements.

Contractual Obligations

        As of June 30, 2004, future minimum payments due under our contractual obligations are as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Equipment financing obligations	$6,000	$2,436	$2,902	$662	$—
Operating lease obligations	19,289	1,822	3,664	3,415	10,388
Loan payable to bank	12,309	308	688	11,313	—
6% Convertible Subordinated Notes	155,250	—	—	155,250	—
Other long-term liabilities (1)	2,925	121	2,804	—	—

Total contractual obligations	$195,773	$4,687	$10,058	$170,640	$10,388

(1)	Other long-term liabilities include merger contingencies and a liability under a royalty financing arrangement. Deferred revenues are excluded because they have no effect on future liquidity.

        As of June 30, 2004, we have net open purchase orders (defined as total open purchase orders at quarter end less any accruals or invoices charged to or amounts paid against such purchase orders) totaling approximately $25.5 million. During the second half of 2004, we also plan to spend approximately $2.0 to $3.0 million on capital expenditures.

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

Critical Accounting Policies

        Certain of our accounting policies require the application of management judgment in making estimates and assumptions that affect the amounts reported in the consolidated financial statements and disclosures made in the accompanying notes. Those estimates and assumptions are based on historical experience and various other factors deemed to be applicable and reasonable under the circumstances. The use of judgment in determining such estimates and assumptions is by nature, subject to a degree of uncertainty. Accordingly, actual results could differ from the estimates made. Management believes there have been no material changes during the quarter ended June 30, 2004 to the critical accounting policies reported in the Management’s Discussion and Analysis section of our annual report on Form 10-K for the year ended December 31, 2003.

New Accounting Pronouncements

        In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 which was subsequently revised prior to implementation in December 2003. The revised interpretation, known as “FIN 46(R)", requires the consolidation of certain variable interest entities (“VIEs”) by the primary beneficiary of the entity if the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or if the equity investors lack the characteristics of a controlling financial interest. We implemented FIN 46(R) on December 31, 2003, and consolidated the entity (Nexus) from which we leased one of our two corporate office buildings as of that date, as we determined that Nexus was a VIE, as defined by FIN 46(R).

        In March 2004, the FASB approved the consensus reached on the Emerging Issues Task Force (“EITF”) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-1 provides guidance for identifying impaired investments and new disclosure requirement for investments that are deemed to be temporarily impaired. The accounting provisions of EITF 03-1 are effective for all reporting periods beginning after June 15, 2004, while the disclosure requirements are effective only for annual periods ending after June 15, 2004. The Company does not believe the impact of adopting EITF 03-1 will be significant to its overall results of operations or financial position.

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

        We were founded in 1987. We have incurred significant losses since our inception. At June 30, 2004, our accumulated deficit was approximately $683 million. We began receiving revenues from the sale of pharmaceutical products in 1999. We achieved quarterly net income for the first time in our corporate history during the fourth quarter of fiscal 2003. To consistently be profitable, we must successfully develop, clinically test, market and sell our products. Even if we consistently achieve profitability, we cannot predict the level of that profitability or whether we will be able to sustain profitability. We expect that our operating results will fluctuate from period to period as a result of differences in when we incur expenses and receive revenues from product sales, collaborative arrangements and other sources. Some of these fluctuations may be significant.

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

        Developing the sales force to market and sell products is a difficult, expensive and time-consuming process. We have developed a US sales force of about 130 people. We also rely on third-party distributors to distribute our products. The distributors are responsible for providing many marketing support services, including customer service, order entry, shipping and billing and customer reimbursement assistance. In Europe, we currently rely on other companies to distribute and market our products. We have entered into agreements for the marketing and distribution of our products in territories such as the United Kingdom, Germany, France, Spain, Portugal, Greece, Italy and Central and South America and have established a subsidiary, Ligand Pharmaceuticals International, Inc., with a branch in London, England, to coordinate our European marketing and operations. Our reliance on these third parties means our results may suffer if any of them are unsuccessful or fail to perform as expected. We may not be able to continue to expand our sales and marketing capabilities sufficiently to successfully commercialize our products in the territories where they receive marketing approval. With respect to our co-promotion or licensing arrangements, for example our co-promotion agreement for AVINZA®, any revenues we receive will depend substantially on the marketing and sales efforts of others, which may or may not be successful.

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

        In particular, AVINZA® our pain product, now accounts for a majority and growing percentage of our revenues and we expect AVINZA®’s revenues will continue to grow over the next several years. Thus any setback with respect to AVINZA® could significantly impact our results and our share price. AVINZA® was licensed from Elan Corporation which is currently its sole manufacturer. We have contracted with Cardinal to provide additional manufacturing, however we expect Elan will be the principal supplier over the next several years. Any problems with Elan’s or Cardinal’s manufacturing operations or capacity could reduce sales of AVINZA®, as could any licensing or other contract disputes with these suppliers. Likewise, higher than expected discounts, returns and chargebacks and/or slower than expected market penetration could reduce sales. Other setbacks that AVINZA® could face in the sustained-release opioid market include product safety and abuse issues and intellectual property disputes.

Sales of our products may significantly fluctuate each period based on the nature of our products, our promotional activities and wholesaler purchasing and stocking patterns.

        Excluding AVINZA®, our products are small-volume specialty pharmaceutical products that address the needs of cancer patients in relatively small niche markets with substantial geographical fluctuations in demand. To ensure patient access to our drugs, we maintain broad distribution capabilities with inventories held at approximately 150 locations throughout the United States. The purchasing and stocking patterns of our wholesaler customers for all our products are influenced by a number of factors that vary from product to product, including but not limited to overall level of demand, periodic promotions, required minimum shipping quantities and wholesaler competitive initiatives.

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

        Before we obtain the approvals necessary to sell any of our potential products, we must show through preclinical studies and human testing that each product is safe and effective. We and our partners have a number of products moving toward or currently in clinical trials, the most significant of which are our Phase III trials for Targretin® capsules in non-small cell lung cancer and three products in Phase III trials by our partners involving bazedoxifene and lasofoxifene. Failure to show any product’s safety and effectiveness would delay or prevent regulatory approval of the product and could adversely affect our business. The clinical trials process is complex and uncertain. The results of preclinical studies and initial clinical trials may not necessarily predict the results from later large-scale clinical trials. In addition, clinical trials may not demonstrate a product’s safety and effectiveness to the satisfaction of the regulatory authorities. A number of companies have suffered significant setbacks in advanced clinical trials or in seeking regulatory approvals, despite promising results in earlier trials. The FDA may also require additional clinical trials after regulatory approvals are received, which could be expensive and time-consuming, and failure to successfully conduct those trials could jeopardize continued commercialization.

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

We rely heavily on collaborative relationships and early termination of any of these programs could reduce the financial resources available to us, including research funding and milestone payments.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        At June 30, 2004, our investment portfolio included fixed-income securities of $39.3 million. At June 30, 2004, we held no other market risk sensitive instruments. Our fixed-income securities are subject to interest rate risk and will decline in value if interest rates increase. This risk is mitigated, however, due to the relatively short effective maturities of the debt instruments in our investment portfolio. Accordingly, an immediate 10% change in interest rates would have no material impact on our financial condition, results of operations or cash flows. Declines in interest rates over time would, however, reduce our interest income.

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

        (b) Changes in internal controls over financial reporting. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2004 that have materially affected or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.   OTHER INFORMATION
ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Our Annual Meeting of Stockholders was held on June 11, 2004. The following elections and proposals were approved at the Annual Meeting:

		Votes For	Votes Against	Votes Withheld	Votes Abstaining	Broker Nonvote
1.	Election of a Board of Directors. The total number of votes cast for, or withheld for each nominee was as follows:
	Henry F. Blissenbach	61,338,519	-- --	1,056,529	-- --	-- --
	Alexander D. Cross, Ph.D.	61,381,034	-- --	1,014,014	-- --	-- --
	John Groom	61,692,668	-- --	702,380	-- --	-- --
	Irving S. Johnson, Ph.D.	61,406,797	-- --	988,251	-- --	-- --
	John W. Kozarich	61,756,092	-- --	638,956	-- --	-- --
	Carl C. Peck, M.D.	61,756,414	-- --	638,634	-- --	-- --
	David E. Robinson	61,350,429	-- --	1,044,619	-- --	-- --
	Michael A. Rocca	61,665,206	-- --	729,842	-- --	-- --

2.	Amendment of the 2002 Stock Option/Stock Issuance Plan to increase the authorized number of shares of common stock available for issuance under such plan from 7,575,529 to 8,325,529.	34,913,248	6,024,901	-- --	6,901,443	14,555,456

3.	Amendment of the Amended and Restated Certificate of Incorporation to increase the authorized number of shares of common stock available from 130,000,000 to 200,000,000.	57,034,072	5,298,326	-- --	62,650	-- --

4.	Ratification of the appointment of Deloitte & Touche LLP as the independent auditors for the fiscal year ending December 31, 2004.	61,833,800	522,923	-- --	38,325	-- --

ITEM 6. (A)   EXHIBITS

Exhibit 3.1 (1)	Amended and Restated Certificate of Incorporation of the Company (Filed as Exhibit 3.2).
Exhibit 3.2 (1)	Bylaws of the Company, as amended (Filed as Exhibit 3.3).
Exhibit 3.3 (2)	Amended Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Company.
Exhibit 3.5 (5)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company dated June 14, 2000.
Exhibit 3.6	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company dated June 30, 2004.
Exhibit 4.1 (6)	Specimen stock certificate for shares of Common Stock of the Company.
Exhibit 4.8 (9)	Registration Rights Agreement dated November 26, 2002 between Ligand Pharmaceuticals Incorporated and UBS Warburg LLC. (Filed as Exhibit 4.2)
Exhibit 4.9 (9)	Indenture dated November 26, 2002, between Ligand Pharmaceuticals Incorporated and J.P. Morgan Trust Company, National Association, as trustee, with respect to the 6% convertible subordinated notes due 2007. (Filed as Exhibit 4.3).
Exhibit 4.10 (9)	Form of 6% Convertible Subordinated Note due 2007. (Filed as Exhibit 4.4).
Exhibit 4.11 (9)	Pledge Agreement dated November 26, 2002, between Ligand Pharmaceuticals Incorporated and J.P. Morgan Trust Company, National Association. (Filed as Exhibit 4.5).
Exhibit 4.12 (9)	Control Agreement dated November 26, 2002, among Ligand Pharmaceuticals Incorporated, J.P. Morgan Trust Company, National Association and JP Morgan Chase Bank. (Filed as Exhibit 4.6).
Exhibit 4.13 (10)	Amended and Restated Preferred Shares Rights Agreement dated as of March 20, 2004 which includes as Exhibit A the form of Rights Certificate and as Exhibit B the Summary of Rights.
Exhibit 31.1	Certification by Principal Executive Officer, Pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification by Principal Financial Officer, Pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1	Certification by Principal Executive Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2	Certification by Principal Financial Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

__________________________________

(1)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Registration Statement on Form S-4 (No. 333-58823) filed on July 9, 1998.
(2)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 1999.
(5)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Annual Report on Form 10-K for the period ended December 31, 2000.
(6)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Registration Statement on Form S-1 (No. 33-47257) filed on April 16, 1992 as amended.

(9)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Registration Statement on Form S-3 (no. 333-102483) filed on January 13, 2003, as amended.
(10)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company's Form 8-A12G/A on April 6, 2004.

ITEM 6. (B)    REPORTS ON FORM 8-K

         We filed or furnished the following reports on Form 8-K during the second quarter of 2004:

1.	Ligand filed a Current Report on Form 8-K on May 5, 2004, reporting under Item 12 the issuance of a press release announcing Ligand’s first quarter earnings results.
2.	Ligand filed a Current Report on Form 8-K on June 16, 2004, reporting under Item 5 the termination of a stock selling plan for Alexander D. Cross.

LIGAND PHARMACEUTICALS INCORPORATED

June 30, 2004

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 5, 2004	Ligand Pharmaceuticals Incorporated By: /S/ PAUL V.MAIER Paul V. Maier Senior Vice President, Chief Financial Officer