Form 10-Q
period 2004-09-30
LIGAND PHARMACEUTICALS INC
filed 2004-11-09
CIK 886163

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 MARK ONE

      [ X ]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004 OR

      [     ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM ______ TO ______ .
                        COMMISSION FILE NUMBER: 0-20720


                       LIGAND PHARMACEUTICALS INCORPORATED
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                    DELAWARE
                         (STATE OR OTHER JURISDICTION OF
                         INCORPORATION OR ORGANIZATION)

                                   77-0160744
                                (I.R.S. EMPLOYER
                              IDENTIFICATION NO.)

                           10275 SCIENCE CENTER DRIVE
                                  SAN DIEGO, CA
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                   92121-1117
                                   (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (858) 550-7500

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes X No ___

     As of October 29, 2004, the registrant had 73,932,315 shares of common stock outstanding.

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

COVER PAGE.........................................................................................................1

TABLE OF CONTENTS..................................................................................................2


PART I.  FINANCIAL INFORMATION

       ITEM 1.  Financial Statements (unaudited)

       Consolidated Balance Sheets as of September 30, 2004 and December 31, 2003..................................3

       Consolidated Statements of Operations for the three and nine months ended September 30, 2004 and 2003.......4

       Consolidated Statements of Cash Flows for the nine months ended September 30, 2004 and 2003.................5

       Notes to Consolidated Financial Statements..................................................................6

       ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.............14

       ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk........................................33

       ITEM 4.  Controls and Procedures...........................................................................34


PART II.  OTHER INFORMATION

       ITEM 1.  Legal Proceedings.................................................................................35

       ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds....................................... *

       ITEM 3.  Defaults upon Senior Securities................................................................... *

       ITEM 4.  Submission of Matters to a Vote of Security Holders............................................... *

       ITEM 5.  Other Information................................................................................. *

       ITEM 6.  Exhibits..........................................................................................36

SIGNATURE.........................................................................................................38


* No information provided due to inapplicability of item.

PART I.       FINANCIAL INFORMATION
ITEM 1.       FINANCIAL STATEMENTS

                       LIGAND PHARMACEUTICALS INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                             SEPTEMBER 30,   DECEMBER 31,
                                                                                   2004            2003
                                                                              -------------   ---------
                                     ASSETS
Current assets:
  Cash and cash equivalents..............................................     $   46,020      $   59,030
  Short-term investments; $4,646 and $9,204 restricted at September 30,
    2004 and December 31, 2003, respectively ............................         34,387          40,004
  Accounts receivable, net...............................................         30,583          19,051
  Inventories............................................................         11,355           8,262
  Other current assets...................................................          2,985           3,810
                                                                              ----------      ----------
          Total current assets...........................................        125,330         130,157
Restricted investments...................................................          1,656           1,656
Property and equipment, net..............................................         23,844          23,501
Acquired technology and product rights, net .............................        129,852         137,857
Other assets.............................................................          7,977           8,084
                                                                              ----------      ----------
          Total assets...................................................     $  288,659      $  301,255
                                                                              ==========      ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.......................................................     $   16,719      $   18,691
  Accrued liabilities....................................................         49,527          30,315
  Current portion of deferred revenue....................................          2,352           2,564
  Current portion of equipment financing obligations ....................          2,617           2,184
  Current portion of long-term debt .....................................            314             295
                                                                              ----------      ----------
          Total current liabilities......................................         71,529          54,049
Long-term debt ..........................................................        167,171         167,408
Long-term portion of deferred revenue ...................................          2,043           2,275
Long-term portion of equipment financing obligations ....................          4,087           2,644
Other long-term liabilities..............................................          2,870           4,151
                                                                              ----------      ----------
          Total liabilities..............................................        247,700         230,527
                                                                              ----------      ----------
Commitments and contingencies
Stockholders' equity:
  Convertible preferred stock, $0.001 par value; 5,000,000 shares
     authorized; none issued.............................................              --               --
  Common stock, $0.001 par value; 200,000,000 shares and 130,000,000 shares authorized at September 30, 2004 and December 31, 2003 respectively; 73,926,616 and 73,264,785 shares issued at
     September 30, 2004 and December 31, 2003, respectively..............             74              73
  Additional paid-in capital.............................................        731,841         727,410
  Accumulated other comprehensive loss...................................           (123)            (66)
  Accumulated deficit....................................................       (689,922)       (655,778)
                                                                              -----------     ----------
                                                                                  41,870          71,639
  Treasury stock, at cost; 73,842 shares.................................           (911)           (911)
                                                                              -----------     ----------
          Total stockholders' equity ....................................         40,959          70,728
                                                                              ----------      ----------
                                                                              $  288,659      $  301,255
                                                                              ==========      ==========


SEE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS.

                       LIGAND PHARMACEUTICALS INCORPORATED
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                             THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                               SEPTEMBER 30,                      SEPTEMBER 30,

                                                              2004            2003               2004            2003
                                                       ------------    ------------       ------------    ------------
Revenues:
   Product sales....................................    $    44,726     $    28,123        $   116,347     $    72,238
   Collaborative research and development and other
     revenues .....................................           4,771           3,160             10,222          11,294
                                                       ------------    ------------       ------------    ------------
          Total revenues............................         49,497          31,283            126,569          83,532
                                                       ------------    ------------       ------------    ------------
Operating costs and expenses:
  Cost of products sold ............................         11,011           8,565             29,760          22,951
  Research and development..........................         17,980          17,696             53,006          51,196
  Selling, general and administrative...............         15,890          13,216             46,987          39,213
  Co-promotion .....................................          8,501              --             22,232              --
                                                       ------------    -------------       ------------  -------------
          Total operating costs and expenses........         53,382          39,477            151,985         113,360
                                                       ------------    -------------       ------------  -------------
Loss from operations................................         (3,885)         (8,194)           (25,416)        (29,828)
                                                       ------------    -------------       ------------  -------------
Other income (expense):
    Interest income.................................            255             136                694             519
    Interest expense................................         (2,919)         (2,653)            (8,691)         (7,992)
    Other, net......................................           (240)           (376)              (731)         (6,104)
                                                        ------------   ---------------     ------------    ------------
            Total other expense, net................         (2,904)         (2,893)            (8,728)        (13,577)
                                                       -------------   -------------      -------------   -------------
Net loss............................................    $    (6,789)    $   (11,087)       $   (34,144)    $   (43,405)
                                                        ============    ============       ============    ============

Basic and diluted per share amounts:
   Net loss.........................................    $     (0.09)    $     (0.16)       $     (0.46)    $     (0.62)
                                                       =============   =============      =============   =============
   Weighted average number of common shares ........     73,845,613      70,100,280         73,635,562      69,870,785
                                                       =============   =============      =============   =============

SEE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS.

                       LIGAND PHARMACEUTICALS INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                          NINE MONTHS ENDED
                                                                            SEPTEMBER 30,
                                                                        2004             2003
                                                                    -------------    --------
OPERATING ACTIVITIES
Net loss...........................................................  $ (34,144)       $ (43,405)
Adjustments to reconcile net loss to net cash used in operating activities:

    Amortization of acquired technology and license rights.........      8,209            8,223
    Depreciation and amortization of property and equipment........      2,397            1,841
    Development milestone revenue .................................     (1,956)              --
    Amortization of debt discount and issuance costs...............        724              634
    Write-off of X-Ceptor purchase right...........................         --            5,000
    Equity in loss of affiliate ...................................         --              857
    Other..........................................................         88              575
Changes in operating assets and liabilities:
    Accounts receivable, net ......................................    (11,532)           2,253
    Inventories....................................................     (3,093)          (1,164)
    Other current assets ..........................................        825            4,120
    Accounts payable and accrued liabilities.......................     17,240           14,007
    Other liabilities..............................................       (600)              --
    Deferred revenue...............................................       (444)          (1,843)
                                                                     ----------       ----------
          Net cash used in operating activities....................    (22,286)          (8,902)
                                                                     ----------       ----------
INVESTING ACTIVITIES
Purchases of short-term investments................................    (26,178)            (877)
Proceeds from sale of short-term investments.......................     27,237            9,293
Purchases of property and equipment................................     (2,843)          (1,241)
Payment for AVINZA(R) royalty rights ..............................         --           (4,133)
Payment for lasofoxifene royalty rights............................     (1,120)              --
Other, net ........................................................       (324)             106
                                                                    -----------      ----------
          Net cash (used in) provided by investing activities......     (3,228)           3,148
                                                                    -----------      ----------
FINANCING ACTIVITIES
Principal payments on equipment financing obligations..............     (1,973)          (1,775)
Proceeds from equipment financing arrangements ....................      3,848              574
Decrease in restricted investments.................................      4,558            4,108
Repurchase of common stock ........................................         --          (15,867)
Net proceeds from issuance of common stock.........................      6,288           49,366
Decrease in other long-term liabilities............................         --              (73)
Other .............................................................       (217)              --
                                                                     ----------       ----------
          Net cash provided by financing activities................     12,504           36,333
                                                                     ----------       ----------
Net (decrease) increase in cash and cash equivalents...............    (13,010)          30,579
Cash and cash equivalents at beginning of period...................     59,030           42,423
                                                                     ---------        ---------
Cash and cash equivalents at end of period.........................  $  46,020        $  73,002
                                                                     =========        =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid......................................................  $   4,936        $   4,727
                                                                     =========        =========


SEE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS.

                       LIGAND PHARMACEUTICALS INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. BASIS OF PRESENTATION

     The consolidated financial statements of Ligand Pharmaceuticals Incorporated ("Ligand" or the "Company") for the three and nine months ended September 30, 2004 and 2003 are unaudited. These financial statements reflect all adjustments, consisting of only normal recurring adjustments which, in the opinion of management, are necessary to fairly present the consolidated financial position as of September 30, 2004 and the consolidated results of operations for the three and nine months ended September 30, 2004 and 2003. The results of operations for the period ended September 30, 2004 are not necessarily indicative of the results to be expected for the year ending December 31, 2004. For more complete financial information, these financial statements, and the notes thereto, should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2003 included in the Company's Annual Report on Form 10-K filed with the SEC.

PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

USE OF ESTIMATES. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and disclosures made in the accompanying notes to the financial statements. Actual results could materially differ from those estimates.

RECLASSIFICATIONS Certain reclassifications have been made to amounts included in the prior years' financial statements to conform to the current year presentation.

RECENT ACCOUNTING PRONOUNCEMENTS. In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 ("FIN 46"), CONSOLIDATION OF VARIABLE INTEREST ENTITIES, AN INTERPRETATION OF ARB NO. 51, which was subsequently revised prior to implementation in December 2003. The revised Interpretation, known as "FIN 46(R)", requires the consolidation of certain variable interest entities by the primary beneficiary of the entity if the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or if the equity investors lack the characteristics of a controlling financial interest. Ligand adopted FIN 46(R) effective December 31, 2003.

In March 2004, the FASB approved the consensus reached on the Emerging Issues Task Force ("EITF") Issue No. 03-1, THE MEANING OF OTHER-THAN-TEMPORARY IMPAIRMENT AND ITS APPLICATION TO CERTAIN INVESTMENTS. EITF 03-1 provides guidance for identifying impaired investments and new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF 03-1; however the disclosure requirements remain effective for annual periods ending after June 15, 2004. The Company does not believe the impact of adopting EITF 03-1 will be significant to its overall results of operations or financial position.

LOSS PER SHARE. Net loss per share is computed using the weighted average number of common shares outstanding. Basic and diluted net loss per share amounts are equivalent for the periods presented as the inclusion of potential common shares in the number of shares used for the diluted computation would be anti-dilutive.

GUARANTEES AND INDEMNIFICATIONS. In November 2002, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 45 ("FIN 45"), GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS, AN INTERPRETATION OF FASB STATEMENTS NO. 5, 57 AND 107 AND RESCISSION OF FIN 34. The following is a summary of the Company's agreements that the Company has determined are within the scope of FIN 45:

Under its bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer's or director's serving in such capacity. The term of the indemnification period is for the officer's or director's lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has a directors and officers liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of September 30, 2004.

The Company enters into indemnification provisions under its agreements with other companies in its ordinary course of business, typically with business partners, contractors, customers and landlords. Under these provisions the Company generally indemnifies and holds harmless the indemnified party for direct losses suffered or incurred by the indemnified party as a result of the Company's activities or, in some cases, as a result of the indemnified party's activities under the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of September 30, 2004.

ACCOUNTING FOR STOCK-BASED COMPENSATION. The Company accounts for stock-based compensation in accordance with Accounting Principles Board Opinion ("APB") No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and FASB Interpretation No. 44, ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION.

     Pro forma information regarding net loss and net loss per share is required by Statement of Financial Accounting Standards ("SFAS") No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION and SFAS No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION -TRANSITION AND DISCLOSURE, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows (in thousands, except for net loss per share information):

                                                   Three Months Ended                Nine Months Ended
                                                     September 30,                      September 30,
                                                   2004             2003             2004            2003
                                             --------------   --------------   --------------  ----------
Net loss as reported......................   $     (6,789)    $    (11,087)    $   (34,144)    $   (43,405)
Stock-based employee compensation
  expense included in reported net loss...             --               --              --             405
Less total stock-based compensation
  expense determined under fair value
  based method for all awards.............         (2,053)          (1,608)         (5,438)         (5,063)
                                             -------------    -------------    ------------    ------------
Net loss pro forma........................   $     (8,842)    $    (12,695)    $   (39,582)    $   (48,063)
                                             =============    =============    ============    ============

Basic and diluted per share amounts:

Net loss per share as reported ...........   $     (0.09)     $     (0.16)     $     (0.46)    $     (0.62)
                                             ============     ============     ============    ============

Net loss per share pro forma..............   $     (0.12)     $     (0.18)     $     (0.54)    $     (0.69)
                                             ============     ============     ============    ============

     The fair value for these options was estimated at the dates of grant using the Black-Scholes option valuation model with the following weighted-average assumptions:

                                               Three Months Ended                   Nine Months Ended
                                                  September 30,                        September 30,
                                                2004              2003               2004            2003
                                          --------------    --------------     --------------  ----------
Risk free interest rate.................       3.37%            2.83%              3.37%            2.83%
Dividend yield..........................         --               --                 --               --
Volatility..............................        116%              69%               116%              69%
Weighted average expected life..........      5 years          5 years            5 years          5 years

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

ACCOUNTS RECEIVABLE. Accounts receivable consist of the following (in thousands):

                                      September 30,    December 31,
                                           2004            2003
                                    ----------------   ------------
Due from finance company............$    17,509        $    14,106
Trade accounts receivable............    14,493              6,060
Less allowances......................    (1,419)            (1,115)
                                    ----------------   ------------
                                    $    30,583         $   19,051
                                     ===============   ============

INVENTORIES. Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Inventories consist of the following (in thousands):

                                       September 30,    December 31,
                                            2004            2003
                                     ----------------   -----------
Raw materials.......................$          631     $       101
Work-in-process......................        2,653           4,261
Finished goods.......................        8,071           3,900
                                     ---------------    -----------
                                    $       11,355     $     8,262
                                     ===============    ===========

OTHER ASSETS.  Other assets consist of the following (in thousands):

                                      September 30,    December 31,
                                           2004            2003
                                    ----------------   -----------
Debt issue costs, net...............$     3,481        $    4,205
Prepaid royalty buyout, net (1)......     3,772             2,856
Other................................       724             1,023
                                    ----------------   -----------
                                    $     7,977        $    8,084
                                     ===============   ===========


     Amortization of debt issue costs was $0.2 million for each of the three months ended September 30, 2004 and 2003, and $0.7 million for each of the nine months ended September 30, 2004 and 2003. Estimated annual amortization for these assets in each of the years in the period from 2004 to 2007 is approximately $1.0 million.

     (1) In March 2004, Ligand paid the Salk Institute $1.1 million to exercise an option to buy out milestone payments, other payment-sharing obligations and royalty payments due on future sales of lasofoxifene, a product under development by Pfizer.

ACQUIRED TECHNOLOGY AND PRODUCT RIGHTS

     Acquired technology and product rights represent payments related to the Company's acquisition of ONTAK(R) and license and royalty rights for AVINZA(R). Acquired technology and product rights are amortized on a straight-line basis over 15 years, the period estimated to be benefited, and consist of the following (in thousands):

                                                September 30,    December 31,
                                                     2004             2003
                                               --------------   --------------
AVINZA(R).................................... $      114,437   $      114,437
ONTAK(R).....................................         45,312           45,312
 Less accumulated amortization...............        (29,897)         (21,892)
                                               --------------   --------------
                                               $     129,852   $      137,857
                                               ==============   ==============

     Amortization of acquired technology and product rights was $2.7 million for each of the three months ended September 30, 2004 and 2003, and $8.0 million for each of the nine months ended September 30, 2004 and 2003. Estimated annual amortization for these assets in each of the years in the period from 2004 to 2008 is $10.7 million.

ACCRUED LIABILITIES. Accrued liabilities consist of the following (in thousands):

                                              September 30,    December 31,
                                                    2004             2003
                                              --------------    -------------
Allowances for product returns, sales
   incentives, rebates and chargebacks.....   $       23,776   $       10,347
Amount due co-promote
   partner.................................            9,039            9,360
Compensation...............................            4,653            3,888
Royalties..................................            4,454            3,833
Interest...................................            3,493            1,138
Other......................................            4,112            1,749
                                              --------------    -------------
                                               $      49,527    $      30,315
                                               =============    =============

LONG-TERM DEBT.  Long-term debt consists of the following (in thousands):

                                    September 30,     December 31,
                                         2004            2003
                                   ---------------    --------------
6% Convertible Subordinated Notes..$    155,250       $   155,250
Note payable to bank...............      12,235            12,453
                                   ---------------    --------------
                                        167,485           167,703
Less current portion...............        (314)             (295)
                                   ---------------    --------------
Long-term debt ....................$    167,171       $   167,408
                                   ===============    ==============

COMPREHENSIVE LOSS. Comprehensive loss represents net loss adjusted for the change during the periods presented in unrealized gains and losses on available-for-sale securities less reclassification adjustments for realized gains or losses included in net loss, as well as foreign currency translation adjustments. The accumulated unrealized gains or losses and cumulative foreign currency translation adjustments are reported as accumulated other comprehensive loss as a separate component of stockholders' equity. Comprehensive loss is as follows (in thousands):

                                               Three Months Ended                       Nine Months Ended
                                                  September 30,                            September 30,
                                              2004               2003                2004                  2003
                                       -------------    ----------------      ------------------    ------------------
Net loss, as reported..................$    (6,789)     $     (11,087)         $    (34,144)          $    (43,405)
Unrealized gains (losses) on
   available for sale securities........         8                (46)                  (45)                   (57)
Foreign currency translation
   adjustments..........................        (5)                 4                   (12)                    13
                                       -------------    ----------------      ------------------    ------------------
     Comprehensive loss                $    (6,786)     $     (11,129)         $    (34,201)          $    (43,449)
                                       =============    ================      ==================    ==================

The components of accumulated other comprehensive loss are as follows (in thousands):

                                                September 30,     December 31,
                                                     2004             2003
                                                -------------     -------------
Net unrealized holding (loss) gain
     on available-for-sale securities...........$    (16)          $    29
Net unrealized loss on foreign currency
     translation................................    (107)              (95)
                                                -------------     -------------
                                                $   (123)          $   (66)
                                                =============     ==============

2. ACCOUNTS RECEIVABLE FACTORING ARRANGEMENT

     During the second quarter of 2003, the Company entered into a one-year accounts receivable factoring arrangement under which eligible accounts receivable are sold without recourse to a financing company. The factoring arrangement was extended for an additional one-year period in the second quarter of 2004. Commissions on factored receivables are paid to the finance company based on the gross receivables sold, subject to a minimum annual commission. The Company continues to service the factored receivables, the expenses of which are not material to the consolidated financial statements. The Company accounts for the sale of receivables under this arrangement in accordance with the requirements of SFAS No. 140, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENT OF LIABILITIES. During the three and nine months ended September 30, 2004, cash in the amount of $30.0 million and $86.0 million, respectively, was received through the factoring arrangement. Fees and expenses related to the factoring arrangement for the three and nine months ended September 30, 2004 were not material to the consolidated financial statements.

     Receivables due from the financing company under the accounts receivable factoring arrangement represent the Company's most significant credit risk. As of September 30, 2004, the gross amount due from the financing company was $17.5 million, which represents approximately 57% of the Company's accounts receivable.

3. REPURCHASE OF ELAN SHARES

     In connection with the November 2002 restructuring of the Company's AVINZA(R) license and supply agreement with Elan Corporation, plc ("Elan"), the Company agreed to repurchase approximately 2.2 million Ligand common shares held by an affiliate of Elan for $9.00 a share. The difference between the $9.00 purchase price and the public price of the shares at the time the agreement was signed, approximately $4.1 million, was treated as an additional component of the price paid for the reduced AVINZA(R) royalty rate under the restructured license and supply agreement. The shares were repurchased and retired in February 2003.

4.  AVINZA(R) CO-PROMOTION

     In February 2003, Ligand and Organon Pharmaceuticals USA Inc. ("Organon") entered into an agreement for the co-promotion of AVINZA(R). Under the terms of the agreement, Organon committed to a specified minimum number of primary and secondary product calls delivered to high prescribing physicians and hospitals beginning in March 2003. In exchange, Ligand pays Organon a percentage of AVINZA(R) net sales based on the following schedule:

                                                   % of Incremental Net Sales
      ANNUAL NET SALES OF AVINZA(R)                PAID TO ORGANON BY LIGAND
      --------------------------                   -------------------------
       $0-35 million (2003 only)                       0% (2003 only)
            $0-150 million                                  30%
           $150-300 million                                 40%
           $300-425 million                                 50%
            > $425 million                                  45%


     For the three and nine months ended September 30, 2004, Ligand recognized co-promotion expense of $8.5 million and $22.2 million, respectively.

     Additionally, Ligand and Organon agreed to equally share all costs for AVINZA(R) advertising and promotion, medical affairs and clinical trials. Each company is responsible for its own sales force costs and other expenses. The initial term of the co-promotion agreement is ten years. Organon has the option any time prior to January 1, 2008 to extend the agreement to 2017 by making a $75.0 million payment to Ligand.

5.  X-CEPTOR THERAPEUTICS, INC.

     In connection with a 1999 investment in X-Ceptor Therapeutics, Inc. ("X-Ceptor"), Ligand maintained the right to acquire all of the outstanding stock of X-Ceptor not held by Ligand at June 30, 2002, or to extend the purchase right for 12 months by providing additional funding of $5.0 million. In April 2002, Ligand informed X-Ceptor that it was extending its purchase right. The $5.0 million paid to X-Ceptor in July 2002 was carried as an asset until March 2003, when Ligand informed X-Ceptor that it would not exercise the purchase right. The $5.0 million purchase right was written-off in March 2003 and is included in "Other, net" expense in the accompanying 2003 Consolidated Statement of Operations.

     On September 29, 2004, Ligand announced that the Company had agreed to vote its shares in favor of the proposed acquisition of X-Ceptor by Exelixis Inc. ("Exelixis"). Exelixis' acquisition of X-Ceptor was subsequently completed on October 18, 2004 and in connection therewith, Ligand received 618,165 shares of Exelixis common stock. The shares received by Ligand are unregistered and subject to trading restrictions for up to two years. Additionally, approximately 21% of the shares will be placed in escrow for up to one year to satisfy indemnification and other obligations. Ligand expects to record a net gain on the transaction in the fourth quarter of 2004 of approximately $2.9 million, based on the fair market value of the consideration received.

6.  PURCHASE OF NEXUS EQUITY VI LLC

     As of March 31, 2004, the Company leased one of its corporate office buildings from Nexus Equity VI LLC ("Nexus"), a limited liability company in which Ligand held a 1% ownership interest. Nexus had been first consolidated as of December 31, 2003 by the Company in accordance with FASB Interpretation No. 46(R), CONSOLIDATION OF VARIABLE INTEREST ENTITIES, AN INTERPRETATION OF ACCOUNTING RESEARCH BULLETIN NO. 51.

     In April 2004, the Company exercised its right to acquire the portion of Nexus that it did not own. The acquisition resulted in Ligand's assumption of the existing loan against the property and payment to Nexus' other shareholder of approximately $0.6 million.

7.  MANUFACTURING ARRANGEMENT

     In March 2004, Ligand entered into a five-year manufacturing and packaging agreement with Cardinal Health PTS, LLC ("Cardinal") under which Cardinal will manufacture AVINZA(R) at its Winchester, Kentucky facility. Under the terms of the agreement, Ligand committed to certain minimum annual purchases ranging from approximately $1.6 million to $2.3 million. In addition, if regulatory approval for the manufacture of AVINZA(R) at the Kentucky facility has not been obtained by August 2006, Ligand will pay Cardinal $50,000 per month until such approval is obtained or through the initial term of the contract. The technology transfer and regulatory approval is expected to be complete in 2005 after which commercial product manufacturing may commence.

8.  PFIZER MILESTONE

     In the third quarter of 2004, Ligand earned a development milestone of approximately $2.0 million from Pfizer, Inc. ("Pfizer") in connection with Pfizer's filing with the FDA of a new drug application for lasofoxifene. The milestone is recorded as "Other revenue" in the accompanying 2004 Consolidated Statement of Operations. Under the terms of the agreement between Ligand and Pfizer, settlement of milestones can occur in either cash or shares of Ligand common stock held by Pfizer. Pfizer elected to settle the milestone in stock and subsequently tendered 181,818 shares to the Company. Ligand retired the tendered shares in September 2004.

9.  STOCKHOLDERS' EQUITY

     At its annual meeting of stockholders held on June 11, 2004, the Company's stockholders approved an increase in the authorized number of shares of Common Stock from 130,000,000 to 200,000,000.

10.  LITIGATION

     Seragen, Inc., a wholly-owned subsidiary, and Ligand, were named parties to SERGIO M. OLIVER, ET AL. V. BOSTON UNIVERSITY, ET AL., a putative shareholder class action filed on December 17, 1998 in the Court of Chancery in the State of Delaware in and for New Castle County, C.A. No. 16570NC, by Sergio M. Oliver and others against Boston University and others, including Seragen, its subsidiary Seragen Technology, Inc. and former officers and directors of Seragen. The complaint, as amended, alleged that Ligand aided and abetted purported breaches of fiduciary duty by the Seragen related defendants in connection with the acquisition of Seragen by Ligand and made certain misrepresentations in related proxy materials and seeks compensatory and punitive damages of an unspecified amount. On July 25, 2000, the Delaware Chancery Court granted in part and denied in part defendants' motions to dismiss. Seragen, Ligand, Seragen Technology, Inc. and the Company's acquisition subsidiary, Knight Acquisition Corporation, were dismissed from the action. Claims of breach of fiduciary duty remain against the remaining defendants, including the former officers and directors of Seragen. The hearing on the plaintiffs' motion for class certification took place on February 26, 2001. The court certified a class consisting of shareholders as of the date of the acquisition and on the date of an earlier business unit sale by Seragen. The litigation is currently in the discovery phase. While Ligand and Seragen have been dismissed from the action, such dismissal is subject to a possible subsequent appeal upon judgment in the action against the remaining parties.

     On December 11, 2001, a lawsuit was filed in the United States District Court for the District of Massachusetts against Ligand by the Trustees of Boston University and other former stakeholders of Seragen. The suit was subsequently transferred to federal district court in Delaware. The complaint alleges breach of contract, breach of the implied covenants of good faith and fair dealing and unfair and deceptive trade practices based on, among other things, allegations that Ligand wrongfully withheld approximately $2.1 million in consideration due the plaintiffs under the Seragen acquisition agreement. This amount had been previously accrued for in the Company's financial statements. The complaint seeks payment of the withheld consideration and treble damages. Ligand filed a motion to dismiss the unfair and deceptive trade practices claim (i.e. the treble damages claim). The court subsequently granted Ligand's motion to dismiss the unfair and deceptive trade practices claim, granted Boston University's motion for summary judgment, and in November 2003 entered judgment for Boston University. In January 2004, the district court issued an amended judgment awarding interest of approximately $739,000 to the plaintiffs in addition to the $2.1 million withheld. Ligand has appealed the judgment in this case as well as the award of interest and the calculation of damages. The Company has not accrued any portion of the awarded interest as it cannot reasonably estimate a range of possible loss given the current status of the litigation.

     Beginning on August 9, 2004, several purported class action stockholder lawsuits were filed in the United States District Court for the Southern District of California against the Company and certain of its directors and officers. The actions were brought on behalf of purchasers of the Company's common stock during several time periods, the longest of which runs from July 28, 2003 through August 2, 2004. The complaints generally allege that the Company violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 of the Securities and Exchange Commission by making false and misleading statements, or concealing information about the Company's business, forecasts and financial performance, in particular statements and information related to drug development issues and AVINZA(R) inventory levels. Plaintiffs in the federal securities actions have recently filed motions to consolidate the actions and for the appointment of lead counsel and lead plaintiff. These motions are scheduled to be heard by the Court in November 2004. No trial date has been set.

     Beginning on August 13, 2004, several derivative actions were filed on behalf of the Company by individual stockholders in the Superior Court of California. The complaints name the Company's directors and certain of its officers as defendants and name the Company as a nominal defendant. The complaints are based on the same facts and circumstances as the purported class actions discussed in the previous paragraph and generally allege breach of fiduciary duties, abuse of control, waste and mismanagement, insider trading and unjust enrichment. No trial date has been set.

     The Company believes that each of these lawsuits is without merit and intends to vigorously defend against each of such lawsuits. Due to the uncertainty of the ultimate outcome of these matters, the impact on future financial results is not subject to reasonable estimates.

11.  SUBSEQUENT EVENTS

ROYALTY PHARMA AGREEMENT

     In November 2004, Ligand and Royalty Pharma agreed to amend their existing royalty agreement for three selective estrogen receptor modulator (SERM) products now in late-stage development with two of the Company's collaborative partners, Pfizer and Wyeth. Under the revised agreement, Royalty Pharma agreed to purchase an additional 1.625% royalty on future sales of the SERM products for $32.5 million. Payments from the royalty purchase are non-refundable and Royalty Pharma has no remaining royalty purchase options. Ligand expects to recognize the $32.5 million as other revenue upon receipt in the fourth quarter of 2004.

RESTRUCTURING OF ONTAK ROYALTY

     In November 2004, Ligand and Eli Lilly and Company (Lilly) agreed to amend their ONTAK royalty agreement to add options in 2005 that if exercised would restructure Ligand's royalty obligations on net sales of ONTAK. Under the revised agreement, Ligand and Lilly will each have two options. Ligand's options will be exercisable in January 2005 and April 2005 to buy down a portion of the Company's ONTAK royalty obligation on net sales in the United States for total consideration of $33.0 million. Lilly will also have two options exercisable in July 2005 and October 2005 to trigger the same royalty buy-downs for total consideration of up to $37.0 million dependent on whether Ligand has exercised one or both of its options.

     Ligand's first option provides for a one-time payment of $20.0 million to Lilly in exchange for the elimination of Ligand's ONTAK royalty obligations in 2005 and a reduced reverse-tiered royalty scale on ONTAK sales in the U.S. thereafter. The second option provides for a one-time payment of $13.0 million to Lilly in exchange for the elimination of royalties on ONTAK net sales in the U.S. in 2006 and a reduced reverse-tiered royalty thereafter. If both options are exercised, beginning in 2007 and throughout the remaining ONTAK patent life
(2014), Ligand would pay no royalties to Lilly on U.S. sales up to $38.0 million. Thereafter, Ligand would pay royalties to Lilly at a rate of 20% on net U.S. sales between $38.0 million and $50.0 million; at a rate of 15% on net U.S. sales between $50.0 million and $72.0 million; and at a rate of 10% on net U.S. sales in excess of $72.0 million.

     Neither party is obligated to exercise either of its options and the options will expire if not exercised by specified dates.

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

     OUR TRADEMARKS, TRADE NAMES AND SERVICE MARKS REFERENCED HEREIN INCLUDE LIGAND(R), AVINZA(R), ONTAK(R), PANRETIN(R) AND TARGRETIN(R). EACH OTHER TRADEMARK, TRADE NAME OR SERVICE MARK APPEARING IN THIS QUARTERLY REPORT BELONGS TO ITS OWNER.

OVERVIEW

     We discover, develop and market drugs that address patients' critical unmet medical needs in the areas of cancer, pain, men's and women's health or hormone-related health issues, skin diseases, osteoporosis, blood disorders and metabolic, cardiovascular and inflammatory diseases. Our drug discovery and development programs are based on our proprietary gene transcription technology, primarily related to Intracellular Receptors, also known as IRs, a type of sensor or switch inside cells that turns genes on and off, and Signal Transducers and Activators of Transcription, also known as STATs, which are another type of gene switch.

     We currently market five products in the United States: AVINZA(R), for the relief of chronic, moderate to severe pain; ONTAK(R), for the treatment of patients with persistent or recurrent cutaneous T-cell lymphoma (or CTCL); Targretin(R) capsules, for the treatment of CTCL in patients who are refractory to at least one prior systemic therapy; Targretin(R) gel, for the topical treatment of cutaneous lesions in patients with early stage CTCL; and Panretin(R) gel, for the treatment of Kaposi's sarcoma in AIDS patients. In Europe, we have marketing authorizations for Panretin(R) gel and Targretin(R) capsules and are currently marketing these products under arrangements with local distributors. In April 2003, we withdrew our ONZAR(TM) (ONTAK(R) in the U.S.) marketing authorization application in Europe for our first generation product. It was our assessment that the cost of the additional clinical and technical information requested by the European Agency for the Evaluation of Medicinal Products (or EMEA) for the first generation product would be better spent on acceleration of the second generation ONTAK(R) development. We expect to resubmit the ONZAR(TM) application with the second generation product in 2005.

     In February 2003, we entered into an agreement for the co-promotion of AVINZA(R) with Organon Pharmaceuticals USA Inc. (or Organon). Under the terms of the agreement, Organon committed to specified numbers of primary and secondary product calls delivered to high prescribing physicians and hospitals beginning in March 2003. In exchange, we pay Organon a percentage of AVINZA(R) net sales based on the following schedule:

                                                   % of Incremental Net Sales
      ANNUAL NET SALES OF AVINZA(R)                PAID TO ORGANON BY LIGAND
      --------------------------                   -------------------------
       $0-35 million (2003 only)                       0% (2003 only)
            $0-150 million                                  30%
           $150-300 million                                 40%
           $300-425 million                                 50%
            > $425 million                                  45%

     During the three and nine months ended September 30, 2004, we recognized co-promotion expense of $8.5 million and $22.2 million, respectively, with no such expenses incurred in the same periods during 2003. Additionally, both companies agreed to share equally all costs for AVINZA(R) advertising and promotion, medical affairs and clinical trials. Each company is responsible for its own sales force costs and other expenses. The initial term of the co-promotion agreement is 10 years. Organon has the option any time prior to January 1, 2008 to extend the agreement to 2017 by making a $75.0 million payment to us.

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

RECENT DEVELOPMENTS

     In March 2004, Ligand and Organon announced plans to increase sales calls to primary care physicians through the hiring, in the second and third quarters of 2004, of an additional 36 Ligand specialty sales representatives, calling on top decile primary care physicians in a mirrored activity to Organon's sales representatives. Additionally, the companies announced plans for increased sales calls to the long-term care and hospice market segments through an additional focus of the Organon hospital sales force and a specific call plan on key long-term care and hospice physicians and pain treatment staff.

     Although these sales call expansion initiatives were in process during the second and third quarters of 2004, the productivity and prescription increases anticipated from the expanded calls on primary care physicians and the long-term care and hospice sales plans were slower than expected. The most significant factor impacting primary care physician call productivity was considered to be territory imbalances of AVINZA(R) target physicians (range of 20 - 120 physicians per territory), making high quality reach and frequency of calls difficult to sustain. As part of an overall larger sales force realignment in Organon, a thorough territory rebalancing built around AVINZA(R) targets (resulting in an average of 60 physicians across all territories) was implemented in November 2004 and is expected to result in significant sales call productivity increases beginning in the fourth quarter of 2004 and continuing in 2005. While the overall impact of these changes is expected to be positive, the impact in some territories in the fourth quarter of 2004 could cause near term discontinuity of effort. The long-term care and hospice plans have progressed with key contract additions but pull-through demand has lagged due to limited capability to cover physicians and consulting pharmacists. The reorganization and rebalancing is expected to improve this deficiency through increased coverage of focused targets.

RESULTS OF OPERATIONS

     Total revenues for the three months ended September 30, 2004 were $49.5 million compared to $31.3 million for the three months ended September 30, 2003. Loss from operations for the three months ended September 30, 2004 was $3.9 million compared to $8.2 million for the 2003 period. Net loss for the three months ended September 30, 2004 was $6.8 million, or $0.09 per share, compared to net loss of $11.1 million, or $0.16 per share, for the three months ended September 30, 2003.

     For the nine months ended September 30, 2004, total revenues were $126.6 million, compared to $83.5 million for 2003. Loss from operations for the nine months ended September 30, 2004 of $25.4 million compares to $29.8 million for 2003. Net loss for the same period in 2004 was $34.1 million, or $0.46 per share, compared to a net loss of $43.4 million, or $0.62 per share, for the 2003 period.

PRODUCT SALES

     Product sales for the three months ended September 30, 2004 were $44.7 million compared to $28.1 million for the three months ended September 30, 2003. Product sales for the nine months ended September 30, 2004 were $116.3 million compared to $72.2 million for the nine months ended September 30, 2003. A comparison of sales by product is as follows (in thousands):

                                                Three Months Ended                    Nine Months Ended
                                                   September 30,                        September  30,
                                               2004               2003               2004             2003
                                          ------------       ------------       ------------     --------------
AVINZA(R)................................  $  28,336           $  15,898          $  74,107        $   34,188
ONTAK(R) ................................      9,897              10,909             25,931            27,261
Targretin(R) capsules....................      4,784               1,058             12,445             7,490
Targretin(R) gel and Panretin(R) gel.....      1,709                 258              3,864             3,299
                                          ------------       ------------       ------------     --------------
    Total product sales..................  $  44,726           $  28,123          $ 116,347        $   72,238
                                          ============       ============       ============     ==============

     AVINZA(R)

     The increase in sales of AVINZA(R) for the three and nine months ended September 30, 2004 is due to higher prescriptions as a result of the increased level of marketing and sales activity under our co-promotion agreement with Organon which started in March 2003 and the product's success in achieving state Medicaid and commercial formulary status. Formulary access removes obstacles to physicians prescribing the product and facilitates patient access to the product through lower co-pays. Sales in 2004 also benefited from a 9.9% price increase effective January 1, 2004 and a 9.0% price increase effective July 1, 2004. Since the start of co-promotion activities, AVINZA(R) had been promoted by more than 800 sales representatives compared to approximately 50 representatives in 2003 prior to co-promotion. As a result of a recent sales force restructuring and rebalancing of the Organon AVINZA(R) sales territories, as further discussed above under "Recent Developments", and the expansion of Ligand's sales force, four separate sales forces of approximately 600 representatives will now be deployed to provide more than 850,000 focused sales calls per year to the primary care, specialist, and long-term care and hospice markets. The increased focus on AVINZA(R) physicians and the rebalanced territories are expected to improve the quality and productivity of the co-promotion joint sales call plan.

     AVINZA(R) sales were negatively impacted during 2004 by a higher level of Medicaid rebates driven by increased prescriptions in states where AVINZA(R) (1) obtained preferred formulary status relative to competing products and (2) came onto the state formulary but not in a preferred position. AVINZA(R) sales for the three and nine months ended September 30, 2004 compared to the three and nine months ended September 30, 2003 were also impacted by a higher level of rebates under certain commercial contracts entered into in late 2003 and early 2004 with pharmacy benefit managers (PBMs), group purchasing organizations
(GPOs) and health maintenance organizations (HMOs).

     In 2004, the level of Medicaid prescriptions significantly exceeded the amounts previously experienced in 2003 as a result of the rapid uptake of AVINZA(R) prescriptions in states where Medicaid preferred status was achieved. As a result, we increased our AVINZA(R) Medicaid rebate accrual by $3.0 million and $2.6 million during the first and second quarters of 2004, respectively. We expect that the current level of Medicaid rebates will remain consistent throughout the remainder of 2004. Any changes to our estimates for Medicaid prescription activity or prescriptions written under our commercial contracts, however, may have an impact on our rebate liability and a corresponding impact on AVINZA(R) net product sales.

     AVINZA(R) sales in the first and second quarters of 2004 were also impacted by approximately $4.9 million from higher than estimated product returns primarily from development stage batches with shorter than normal expiry dates and excess wholesaler inventories in certain sales territories where prescriptions did not increase at anticipated rates. We expect that product returns will continue to normalize to a more predictable level across all geographic territories as AVINZA(R) prescriptions continue to increase, the fact that there are no more development stage batches in the wholesale channel, and the effect of distribution service agreements entered during the third quarter of 2004 with certain wholesaler customers (as more fully discussed under "Our Product Sales" below). Any variances to our assumptions, however, with respect to prescriptions (including state Medicaid, managed care, and long-term care and hospice activity), wholesaler inventory levels, or actions taken by our competitors, could have an impact on AVINZA(R) product returns and net sales. For example, a 20% variance to our estimated returns rate for AVINZA(R) could result in an adjustment to our returns provision and net product sales of approximately $1.5 million.

     ONTAK(R)

     The decrease in ONTAK(R) sales for the three and nine months ended September 30, 2004 compared to the same periods in 2003 reflects increased chargebacks and rebates due to our patient mix and evolving reimbursement rates. This was partially offset by a 9% price increase effective January 1, 2004 and increasing use (impacted in part by expanded clinical data) in cutaneous T-cell lymphoma (or CTCL), chronic lymphocytic leukemia (or CLL), and non-Hodgkins lymphoma (or NHL). Demand for ONTAK(R) as measured by shipments to end users increased by 19% for the three months ended September 30, 2004 and 25% for the nine months ended September 30, 2004 compared to the same periods in 2003. ONTAK(R) sales in 2003 also benefited from increased wholesaler stocking as certain wholesaler customers expanded storage capacity in connection with increasing demand.

     TARGRETIN(R) CAPSULES

     The increase in sales of Targretin(R) capsules for the three and nine months ended September 30, 2004 compared to the same periods in 2003 reflects a 7% price increase effective January 1, 2004 and the full period impact of a 15% price increase effective April 1, 2003. Additionally, sales in the third quarter of 2003 reflect lower product shipments due to a decision to better balance wholesale inventories through reductions at two major customers. In June 2004, the Centers for Medicare and Medicaid Services (CMS) announced formal implementation of the Section 641 Demonstration Program under the Medicare Modernization Act of 2003 including reimbursement under Medicare for Targretin(R) for patients with CTCL. As a result, we continue to expect improved patient access for Targretin(R) for the remainder of 2004.

     OUR PRODUCT SALES

     Our product sales for any individual quarter can be influenced by a number of factors including changes in demand for a particular product, competitive products, the level and nature of promotional activity, the timing of announced price increases, wholesaler inventory practices and the level of prescriptions subject to rebates and chargebacks. According to IMS Health National Prescription Audit (or IMS NPA) weekly data, AVINZA(R) ended the third quarter of 2004 with a market share of prescriptions in the sustained-release opioid market of 4.8% compared to 2.0% at the end of the third quarter of 2003. Quarterly prescription market share for the three months ended September 30, 2004 was 4.2% compared to 1.4% for the three months ended September 30, 2003. We expect that AVINZA(R) prescription market share will continue to increase as a result of a higher level of sales and marketing activity compared to 2003. We expect that total product sales will continue to increase due primarily to higher sales of AVINZA(R), which will benefit from the expansion of the Ligand AVINZA(R) sales force and sales efforts discussed under the "Recent Developments" section above and the January 2004 and July 2004 price increases discussed previously. We also continue to expect that demand for and sales of ONTAK(R) will increase as further data is obtained from ongoing expanded-use clinical trials and the initiation of new expanded-use trials. The level and timing of any such increases, however, are influenced by a number of factors outside our control, including the accrual of patients and overall progress of clinical trials that are managed by third parties.

     Excluding AVINZA(R), our products are small-volume specialty pharmaceutical products that address the needs of cancer patients in relatively small niche markets with substantial geographical fluctuations in demand. To ensure patient access to our drugs, we maintain broad distribution capabilities with inventories held at approximately 150 locations throughout the United States. The purchasing and stocking patterns of our wholesaler customers for all our products are influenced by a number of factors that vary from product to product. These factors include, but are not limited to, overall level of demand, periodic promotions, required minimum shipping quantities and wholesaler competitive initiatives. As a result, the level of product in the distribution channel may average from two to six months' worth of projected inventory usage. If any or all of our major wholesalers decide to reduce the inventory they carry in a given period (subject to the terms of our fee-for-service agreements discussed below), our sales for that period could be substantially lower than historical levels.

     In the third quarter of 2004, we entered into fee-for-service agreements (or distribution service agreements) for each of our products with our three largest wholesaler customers. In exchange for a set fee, the wholesalers have agreed to provide us with certain information regarding product stocking and out-movement; agreed to maintain inventory quantities within specified minimum and maximum levels; inventory handling, stocking and management services; and certain other services surrounding the administration of returns and chargebacks. In connection with implementation of the fee-for-service agreements, we will no longer offer these wholesalers promotional discounts or incentives and as a result, we expect a net improvement in product gross margins as volumes grow. Additionally, we believe these arrangements will provide lower variability in wholesaler inventory levels and improved management of inventories within and between individual wholesaler distribution centers that we believe will result in a lower level of product returns compared to prior periods. We have entered discussions and expect to complete distribution service agreements with additional, smaller wholesaler customers during the fourth quarter of 2004.

COLLABORATIVE RESEARCH AND DEVELOPMENT AND OTHER REVENUES

     Collaborative research and development and other revenues for the three months ended September 30, 2004 were $4.8 million compared to $3.2 million for the three months ended September 30, 2003. For the nine months ended September 30, 2004, collaborative research and development and other revenues were $10.2 million compared to $11.3 million in the prior year period. Collaborative research and development and other revenues include reimbursement for ongoing research activities, earned development milestones and recognition of prior years' up-front fees previously deferred in accordance with Staff Accounting Bulletin ("SAB") No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS.

     A comparison of collaborative research and development and other revenues is as follows (in thousands):

                                                Three Months Ended                    Nine Months Ended
                                                   September 30,                        September  30,
                                               2004               2003               2004             2003
                                          ------------       ------------       ------------     --------------
Collaborative research and development.....   $ 1,988           $ 2,520            $ 6,307           $ 8,516
Development milestones.....................     2,706               563              3,681             2,544
Other......................................        77                77                234               234
                                          ------------       ------------       ------------     --------------
                                              $ 4,771           $ 3,160            $10,222           $11,294
                                          ============       ============       ============     ==============

     The decrease in ongoing research activities reimbursement revenue for the nine months ended September 30, 2004 compared to the 2003 period is due to the contractually agreed lower level of research activity and funding under our collaboration arrangement with TAP, which contributed $2.5 million to revenue for the nine months ended September 30, 2004 compared to $3.4 million for the 2003 period. The TAP collaboration was extended in December 2003 for an additional year at the current level of funding. Additionally, the decrease is due to lower funding from our research arrangement with Lilly, which contributed $3.4 million to revenue for the nine months ended September 30, 2004 compared to $4.3 million for the nine months ended September 30, 2003. The research term of the Lilly collaboration was extended for an additional year effective November 2003 at a lower level of funding.

     Development milestone revenue for the three months ended September 30, 2004 includes net development milestones of $2.0 million from Pfizer as a result of Pfizer's filing with the FDA of a new drug application for lasofoxifene and $0.8 million earned from TAP in connection with TAP's selection of an additional selective androgen receptor modulator (SARM) as a second clinical candidate for development for the treatment of major androgen-related diseases. Development milestone revenue for the three months ended September 30, 2003 represents a $0.6 million milestone earned from Wyeth. Development milestone revenues for the nine months ended September 30, 2004 also includes a $0.8 million milestone earned from Glaxo, while revenues for 2003 include a $1.1 million milestone from Lilly and a $0.8 million milestone from Glaxo.

GROSS MARGIN

     Gross margin on product sales was 75.4% for the three months ended September 30, 2004 compared to 69.5% for the three months ended September 30, 2003. Gross margin on product sales for the nine months ended September 30, 2004 was 74.4% compared to 68.2% for the prior year period. The increase in the margin in 2004 is due to the relative increase of sales of AVINZA(R) compared to 2003. AVINZA(R), which represented 64% of product sales in 2004 compared to 47% in the prior year, has significantly higher margins than ONTAK(R) for which we pay third party royalties totaling 26.5% of ONTAK(R) product sales. For both AVINZA(R) and ONTAK(R) we have capitalized license, royalty and technology rights recorded in connection with the acquisition of the rights to those products. These rights are amortized to cost of products sold on a straight-line basis over 15 years. Gross margin in 2004 compared to 2003 was negatively impacted, however, by a higher proportionate level of AVINZA(R) rebates and product returns and ONTAK(R) chargebacks and rebates as further discussed under "PRODUCT SALES". Overall, given the fixed level of amortization of the capitalized AVINZA(R) license and royalty rights and the ONTAK(R) acquired technology, we expect the AVINZA(R) and ONTAK(R) gross margin percentages to continue to increase as sales of AVINZA(R) and ONTAK(R) increase.

RESEARCH AND DEVELOPMENT EXPENSES

     Research and development expenses were $18.0 million for the three months ended September 30, 2004 compared to $17.7 million for the three months ended September 30, 2003. For the nine months ended September 30, 2004, research and development expenses were $53.0 million compared to $51.2 million for the nine months ended September 30, 2003. The components of research and development expenses are as follows (in thousands):

                                                                Three Months Ended                    Nine Months Ended
                                                                   September 30,                        September  30,
                                                               2004               2003               2004             2003
                                                          ------------       ------------       ------------     ------------
     RESEARCH
Research performed under collaboration agreements ......  $     1,937         $    2,479         $   5,813         $  8,453
Internal research programs .............................        4,117              2,996            11,636            8,534
                                                          ------------       ------------       ------------     ------------
Total research..........................................        6,054              5,475            17,449           16,987
                                                          ------------       ------------       ------------     ------------

     DEVELOPMENT
New product/indications development ....................        7,084              8,166            23,945           24,215
Existing product support (1) ...........................        4,842              4,055            11,612            9,994
                                                          ------------       ------------       ------------     ------------
Total development.......................................       11,926             12,221            35,557           34,209
                                                          ------------       ------------       ------------     ------------

Total research and development..........................  $    17,980         $   17,696         $  53,006         $ 51,196
                                                          ============       ============       ============     ============


(1) Includes costs incurred to comply with U.S. post-marketing regulatory commitments.

     Overall, spending for research expenses remained relatively constant in 2004 compared to the 2003 periods, with increases in expenses for internal research programs offset by decreases in expenses for research performed under collaboration agreements. The decrease in expenses for research performed under collaboration agreements was due primarily to a lower contractual level of research funding under our agreement with TAP and a lower level of research funding agreed to with Lilly in connection with the November 2003 extension of our collaboration agreement through November 2004. The increase in internal research program expenses in 2004 compared to the 2003 period reflects an increased level of effort in the areas of selective glucocorticoid receptor-modulators (SGRMs), selective androgen receptor modulators (SARMs), and thrombopoietin (TPO) agonists.

     The increase in development expenses in 2004 compared to 2003 is due to increased activity on the development of our ONTAK(R) second generation product and expenses incurred in connection with the development of an alternate source of supply (Cardinal Health PTS LLC or "Cardinal") for AVINZA(R). See further discussion of agreement with Cardinal under "Liquidity - Contractual Obligations".

     We expect development expenses to increase in the fourth quarter of 2004 due to increased expenses associated with AVINZA(R) post-marketing regulatory commitments, continued activity on the development of our ONTAK(R) second generation product, expanded ONTAK(R) trials for indications other than CTCL, ongoing expenses on the Phase III clinical trials for Targretin(R) capsules in NSCLC, and initiation of additional clinical trials for AVINZA(R) and Targretin(R) gel.

     A summary of our significant internal research and development programs is as follows:

PROGRAM                                    DISEASE/INDICATION                        DEVELOPMENT PHASE
--------                                   ------------------                        -----------------
AVINZA(R)                                  Chronic, moderate-to-severe pain          Marketed in U.S.
                                                                                     Phase IIIB/IV

ONTAK(R)                                   CTCL                                      Marketed in U.S.
                                           CLL                                       Phase II
                                           Peripheral T-cell lymphoma                Phase II
                                           B-cell NHL                                Phase II
                                           Psoriasis (severe)                        Phase II
                                           NSCLC third line                          Phase II

Targretin(R) capsules                      CTCL                                      Marketed in U.S.
                                           NSCLC first-line                          Phase III
                                           NSCLC third-line monotherapy              Phase II
                                           NSCLC second/third-line                   Phase II
                                           Advanced breast cancer                    Phase II
                                           Psoriasis (moderate to severe)            Phase II
                                           Renal cell cancer                         Phase II

Targretin(R) gel                           CTCL                                      Marketed in U.S.
                                           Hand dermatitis (eczema)                  Phase II/Planned Phase III
                                           Psoriasis                                 Phase II

Panretin(R) gel                            KS                                        Marketed in U.S.

LGD1550 (RAR agonist)                      Advanced cancers                          Phase II
                                           Acne                                      Pre-clinical
                                           Psoriasis                                 Pre-clinical

Selective androgen receptor modulators     Male hypogonadism, female & male          Pre-clinical
(agonist/antagonist)                       osteoporosis, male & female sexual
                                           dysfunction, frailty.  Prostate cancer,
                                           hirsutism, acne, androgenetic alopecia.

LGD5552 (Selective glucocorticoid          Inflammation, cancer                      Pre-clinical
receptor modulator)

Thrombopoietin oral mimic                  Chemotherapy-induced                      Pre-clinical
                                           thrombocytopenias (TCP), other TCPs

     We do not provide forward-looking estimates of costs and time to complete ongoing research and development projects, as such estimates would involve a high degree of uncertainty. We currently estimate our total research and development expenditures over the next three years to range between $250 million and $325 million. Uncertainties include, but are not limited to, our ability to predict the outcome of complex research, our ability to predict the results of clinical studies, requirements placed upon us by regulatory authorities such as the FDA and the EMEA, our ability to predict the decisions of our collaborative partners, our ability to fund research and development programs, competition from other entities of which we may become aware in future periods, predictions of market potential from products that may be derived from our research and development efforts, and our ability to recruit and retain personnel or third-party research organizations with the necessary knowledge and skills to perform certain research and development. Refer to the "Risks and Uncertainties" section below for additional discussion of the uncertainties surrounding our research and development initiatives.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses were $15.9 million for the three months ended September 30, 2004 compared to $13.2 million for the three months ended September 30, 2003. Selling, general and administrative expenses for the nine months ended September 30, 2004 were $47.0 million compared to $39.2 million for the nine months ended September 30, 2003. The increase in 2004 is primarily due to costs associated with additional Ligand sales representatives hired to promote AVINZA(R) and higher advertising and promotion expenses for AVINZA(R) in connection with our co-promotion activites with Organon which started in March 2003. Additionally, marketing expenses increased in 2004 as a result of our increased emphasis on physician-attended product information and advisory meetings for AVINZA(R). Selling, general and administrative expenses are expected to continue to increase in the fourth quarter of 2004 due to increased marketing activities for AVINZA(R) and the hiring of an additional 36 pain specialist sales representatives as discussed above. Under the co-promotion agreement, we and Organon share equally all costs for AVINZA(R) advertising and promotion, medical affairs and clinical trials.

CO-PROMOTION EXPENSE

     Co-promotion expense payable to Organon amounted to $8.5 million and $22.2 million in the three and nine months ended September 30, 2004, respectively. Co-promotion expense is based on net sales of AVINZA(R) which totaled $28.3 million for the three months ended September 30, 2004 and $74.1 million for the nine months ended September 30, 2004. As further discussed under "Overview", we pay Organon, under the terms of our co-promotion agreement, 30% of net AVINZA(R) sales up to $150.0 million.

OTHER EXPENSES, NET

     Interest expense increased to $2.9 million for the three months ended September 30, 2004 compared to $2.7 million for the three months ended September 30, 2003 and increased to $8.7 million for the nine months ended September 30, 2004 compared to $8.0 million for the nine months ended September 30, 2003. The increase in interest expense is due primarily to interest on a note payable secured by one of our corporate office buildings. Effective December 31, 2003, the entity from which we leased the building (Nexus Equity VI LLC or "Nexus") was consolidated in connection with the implementation of FIN 46(R) "CONSOLIDATION OF VARIABLE INTEREST ENTITIES, AN INTERPRETATION OF ACCOUNTING RESEARCH BULLETIN NO. 51". Prior to that, the lease arrangement with Nexus was treated as an operating lease. We subsequently acquired the portion of Nexus we did not previously own in April 2004.

     Other, net were $0.7 million for the nine months ended September 30, 2004 compared to $6.1 million for the nine months ended September 30, 2003. The decrease in the net expense for the nine months ended September 30, 2004 is due to the March 2003 write-off of a $5.0 million one-time payment made in July 2002 to X-Ceptor Therapeutics, Inc. (or X-Ceptor) to extend Ligand's right to acquire the outstanding stock of X-Ceptor not already held by Ligand. In March 2003, we informed X-Ceptor that we would not exercise the purchase right.

LIQUIDITY AND CAPITAL RESOURCES

     We have financed our operations through private and public offerings of our equity securities, collaborative research and development and other revenues, issuance of convertible notes, product sales, capital and operating lease transactions, accounts receivable factoring and equipment financing arrangements and investment income.

     At September 30, 2004, working capital was $53.8 million compared to working capital of $76.1 million at December 31, 2003. Cash, cash equivalents, short-term investments, and restricted investments totaled $82.1 million at September 30, 2004 compared to $100.7 million at December 31, 2003. We primarily invest our excess cash in United States government and investment grade corporate debt securities.

     During the second quarter of 2003, we entered into a one-year accounts receivable factoring arrangement, under which eligible accounts receivable are sold without recourse to a financing company. The factoring arrangement was extended for an additional one-year period in the second quarter of 2004. We pay commissions to the finance company based on the gross receivables sold, subject to a minimum annual commission. During the three and nine months ended September 30, 2004, cash in the amount of $30.0 million and $86.0 million, respectively, was received through the factoring arrangement.

OPERATING ACTIVITIES

     Operating activities used cash of $22.3 million for the nine months ended September 30, 2004 compared to $8.9 million for the nine months ended September 30, 2003. The higher use of cash in the 2004 period reflects the impact of changes in working capital primarily driven by an increase in net accounts receivable resulting from higher 2004 product sales and higher inventory levels at September 30, 2004 to support the increased product sales. Operating cash flows in the 2003 period benefited from the impact of the accounts receivable factoring agreement which was entered into in the second quarter of 2003, combined with the positive impact from the collection of certain milestones from collaborative partners, the revenue for which was earned at the end of 2002.

INVESTING ACTIVITIES

     Investing activities used cash of $3.2 million for the nine months ended September 30, 2004 and provided cash of $3.1 million for the nine months ended September 30, 2003. The use of cash in the 2004 period reflects capital expenditures of $2.8 million including $0.6 million in connection with the purchase of Nexus, and $1.1 million for the exercise of an option to buy out future payments due on future sales of lasofoxifene, a product under development by Pfizer, partially offset by the net proceeds from the sale of short-term investments of $1.1 million. Cash provided by investing activities for 2003 reflects net proceeds of $8.4 million from the sale of short-term investments partially offset by a $4.1 million payment to Elan in connection with the November 2002 restructuring of the AVINZA(R) license and supply agreement and capital expenditures of $1.2 million.

FINANCING ACTIVITIES

     Financing activities provided cash of $12.5 million and $36.3 million for the nine months ended September 30, 2004 and 2003, respectively. Cash provided by financing activities in 2004 includes net proceeds of $6.3 million from the exercise of employee stock options and stock purchases under our employee stock purchase plan and $3.8 million of net proceeds received under equipment financing arrangements. Cash provided by financing activities in 2003 includes proceeds of $49.4 million from the issuance of common stock, primarily through a private placement of 3,483,593 share of our common stock. Cash financing activities for 2003 also reflect the $15.9 million repurchase of approximately
2.2 million shares of our outstanding common stock held by an affiliate of Elan in connection with a November 2002 share repurchase agreement. Financing activities for both periods reflect decreases in restricted investments due to the maturity of U.S. government securities held with a trustee under the requirements of our 6% convertible subordinated notes. Funds from the sale of the securities were used to pay the semi-annual interest owed on the notes.

     Certain of our property and equipment is pledged as collateral under various equipment financing arrangements. As of September 30, 2004, $6.7 million was outstanding under such arrangements with $2.6 million classified as current. Our equipment financing arrangements have terms of 3 to 5 years with interest ranging from 4.73% to 10.66%.

LIQUIDITY

     We expect operating cash flows to continue to benefit from increased product sales driven by AVINZA(R). Additionally, in November 2004, Ligand and Royalty Pharma agreed to amend their existing royalty agreement for three selective estrogen receptor modulator (SERM) products now in late-stage development with two of the Company's collaborative partners, Pfizer and Wyeth. Under the revised agreement, Royalty Pharma agreed to purchase an additional 1.625% royalty on future sales of the SERM products for $32.5 million. We expect to receive the $32.5 million in the fourth quarter of 2004.

     Operating cash will be negatively impacted, however, by higher development expenses to fund clinical trials of our existing products in new indications, by higher selling and marketing expenses on AVINZA(R), and by higher co-promotion fees to our partner Organon. Additionally, we are required to pay interest of approximately $4.7 million in November and May of each year on the $155.3 million in 6% convertible subordinated notes issued in November 2002.

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

LEASES AND OFF BALANCE SHEET ARRANGEMENTS

     We lease our office, research facilities and salesforce fleet vehicles under operating leases that generally require us to pay taxes, insurance, maintenance and minimum lease payments. Some of our leases have options to renew.

     As of September 30, 2004, we are not involved in any off-balance sheet arrangements.

CONTRACTUAL OBLIGATIONS

     For a discussion of our contractual obligations, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2003 Form 10-K.

     In March 2004, we entered into a five-year manufacturing and packaging agreement with Cardinal Health PTS, LLC ("Cardinal") under which Cardinal will manufacture AVINZA(R) at its Winchester, Kentucky facility. Under the terms of the agreement, we committed to certain minimum annual purchases ranging from approximately $1.6 million to $2.3 million. In addition, if regulatory approval for the manufacture of AVINZA(R) at the Kentucky facility has not been obtained by August 2006, we will pay Cardinal $50,000 per month until such approval is obtained or through the initial term of the contract. The technology transfer and regulatory approval is expected to be complete in 2005 after which commercial product manufacturing may commence.

CRITICAL ACCOUNTING POLICIES

     Certain of our accounting policies require the application of management judgment in making estimates and assumptions that affect the amounts reported in the consolidated financial statements and disclosures made in the accompanying notes. Those estimates and assumptions are based on historical experience and various other factors deemed to be applicable and reasonable under the circumstances. The use of judgment in determining such estimates and assumptions is by nature, subject to a degree of uncertainty. Accordingly, actual results could differ from the estimates made. Management believes there have been no material changes during the three months ended September 30, 2004 to the critical accounting policies reported in the Management's Discussion and Analysis section of our annual report on Form 10-K for the year ended December 31, 2003.

NEW ACCOUNTING PRONOUNCEMENTS

     In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), CONSOLIDATION OF VARIABLE INTEREST ENTITIES, AN INTERPRETATION OF ARB NO. 51 which was subsequently revised prior to implementation in December 2003. The revised interpretation, known as "FIN 46(R)", requires the consolidation of certain variable interest entities ("VIEs") by the primary beneficiary of the entity if the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or if the equity investors lack the characteristics of a controlling financial interest. We implemented FIN 46(R) on December 31, 2003, and consolidated the entity (Nexus) from which we leased one of our two corporate office buildings as of that date, as we determined that Nexus was a VIE, as defined by FIN 46(R).

     In March 2004, the FASB approved the consensus reached on the Emerging Issue Task Force ("EITF") Issue No. 03-1, THE MEANING OF OTHER-THAN-TEMPORARY IMPAIRMENT AND ITS APPLICATION TO CERTAIN INVESTMENTS. EITF 03-1 provides guidance for identifying impaired investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF 03-1; however, the disclosure requirements remain effective for annual periods ending after June 15, 2004. We do not believe the impact of adopting EITF 03-1 will be significant to our overall results of operations or financial position.

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

     We were founded in 1987. We have incurred significant losses since our inception. At September 30, 2004, our accumulated deficit was approximately $690 million. We began receiving revenues from the sale of pharmaceutical products in 1999. We achieved quarterly net income for the first time in our corporate history during the fourth quarter of fiscal 2003. To consistently be profitable, we must successfully develop, clinically test, market and sell our products. Even if we consistently achieve profitability, we cannot predict the level of that profitability or whether we will be able to sustain profitability. We expect that our operating results will fluctuate from period to period as a result of differences in when we incur expenses and receive revenues from product sales, collaborative arrangements and other sources. Some of these fluctuations may be significant.

     Most of our products in development will require extensive additional development, including preclinical testing and human studies, as well as regulatory approvals, before we can market them. We cannot predict if or when any of the products we are developing or those being co-developed with our partners will be approved for marketing. There are many reasons that we or our collaborative partners may fail in our efforts to develop our other potential products, including the possibility that:

>> preclinical testing or human studies may show that our potential products are ineffective or cause harmful side effects;

>> the products may fail to receive necessary regulatory approvals from the FDA or foreign authorities in a timely manner, or at all;

>> the products, if approved, may not be produced in commercial quantities or at reasonable costs;

>>   the products, once approved, may not achieve commercial acceptance;

>> regulatory or governmental authorities may apply restrictions to our products, which could adversely affect their commercial success; or

>> the proprietary rights of other parties may prevent us or our partners from marketing the products.

WE ARE BUILDING MARKETING AND SALES CAPABILITIES IN THE UNITED STATES AND EUROPE WHICH IS AN EXPENSIVE AND TIME-CONSUMING PROCESS AND MAY INCREASE OUR OPERATING LOSSES.

     Developing the sales force to market and sell products is a difficult, expensive and time-consuming process. We have developed a US sales force of approximately 140 people. We also rely on third-party distributors to distribute our products. The distributors are responsible for providing many marketing support services, including customer service, order entry, shipping and billing and customer reimbursement assistance. In Europe, we currently rely on other companies to distribute and market our products. We have entered into agreements for the marketing and distribution of our products in territories such as the United Kingdom, Germany, France, Spain, Portugal, Greece, Italy and Central and South America and have established a subsidiary, Ligand Pharmaceuticals International, Inc., with a branch in London, England, to coordinate our European marketing and operations. Our reliance on these third parties means our results may suffer if any of them are unsuccessful or fail to perform as expected. We may not be able to continue to expand our sales and marketing capabilities sufficiently to successfully commercialize our products in the territories where they receive marketing approval. With respect to our co-promotion or licensing arrangements, for example our co-promotion agreement for AVINZA(R), any revenues we receive will depend substantially on the marketing and sales efforts of others, which may or may not be successful.

OUR SMALL NUMBER OF PRODUCTS AND OUR DEPENDENCE ON PARTNERS AND OTHER THIRD PARTIES MEANS OUR RESULTS ARE VULNERABLE TO SETBACKS WITH RESPECT TO ANY ONE PRODUCT.

     We currently have only five products approved for marketing and a handful of other products/indications that have made significant progress through development. Because these numbers are small, especially the number of marketed products, any significant setback with respect to any one of them could significantly impair our operating results and/or reduce the market prices for our securities. Setbacks could include problems with shipping, distribution, manufacturing, product safety, marketing, government licenses and approvals, intellectual property rights and physician or patient acceptance of the product, as well as higher than expected total rebates, returns or discounts.

     In particular, AVINZA(R) our pain product, now accounts for a majority of our revenues and we expect AVINZA(R) revenues will continue to grow over the next several years. Thus any setback with respect to AVINZA(R) could significantly impact our results and our share price. AVINZA(R) was licensed from Elan Corporation which is currently its sole manufacturer. We have contracted with Cardinal to provide additional manufacturing, however we expect Elan will be a significant supplier over the next several years. Any problems with Elan's or Cardinal's manufacturing operations or capacity could reduce sales of AVINZA(R), as could any licensing or other contract disputes with these suppliers. Similarly, our co-promotion partner executes a large part of the marketing and sales efforts for AVINZA(R) and those efforts may be affected by our partner's organization, operations, activities and events both related and unrelated to AVINZA(R). AVINZA(R) is a new product and therefore the predictability of its commercial results is relatively low. Higher than expected discounts (especially PBM/GPO rebates and Medicaid rebates, which can be substantial), returns and chargebacks and/or slower than expected market penetration could reduce sales. Other setbacks that AVINZA(R) could face in the sustained-release opioid market include product safety and abuse issues, intellectual property disputes and the inability to obtain sufficient quotas of morphine from the Drug Enforcement Agency (DEA) to support our production requirements.

SALES OF OUR PRODUCTS MAY SIGNIFICANTLY FLUCTUATE EACH PERIOD BASED ON THE NATURE OF OUR PRODUCTS, OUR PROMOTIONAL ACTIVITIES AND WHOLESALER PURCHASING AND STOCKING PATTERNS.

     Excluding AVINZA(R), our products are small-volume specialty pharmaceutical products that address the needs of cancer patients in relatively small niche markets with substantial geographical fluctuations in demand. To ensure patient access to our drugs, we maintain broad distribution capabilities with inventories held at approximately 150 locations throughout the United States. The purchasing and stocking patterns of our wholesaler customers for all our products are influenced by a number of factors that vary from product to product, including but not limited to overall level of demand, periodic promotions, required minimum shipping quantities and wholesaler competitive initiatives. As a result, the overall level of product in the distribution channel may average from two to six months' worth of projected inventory usage. Although we have distribution services contracts in place to maintain stable inventories at our major wholesalers, if any of them were to substantially reduce the inventory they carry in a given period, e.g. due to circumstances beyond their reasonable control, or contract termination or expiration, our sales for that period could be substantially lower than historical levels.

     In the third quarter of 2004, we entered into new fee-for-service or distributor services agreements for each of our products with our major wholesalers, and intend to enter into similar agreements with some of our smaller wholesalers. Under these agreements, in exchange for a set fee, the wholesalers have agreed to provide us with certain services. Concurrent with the implementation of these agreements we will no longer routinely offer these wholesalers promotional discounts or incentives. The agreements typically have a one-year initial term and are renewable. If however these agreements are terminated or not renewed, we may need to offer discounts or incentives to the wholesalers in order to be competitive, which could reduce our net sales.

OUR DRUG DEVELOPMENT PROGRAMS WILL REQUIRE SUBSTANTIAL ADDITIONAL FUTURE FUNDING WHICH COULD HURT OUR OPERATIONAL AND FINANCIAL CONDITION.

    Our drug development programs require substantial additional capital to successfully complete them, arising from costs to:

>>   conduct research, preclinical testing and human studies;

>> establish pilot scale and commercial scale manufacturing processes and facilities; and

>> establish and develop quality control, regulatory, marketing, sales and administrative capabilities to support these programs.

     Our future operating and capital needs will depend on many factors, including:

>> the pace of scientific progress in our research and development programs and the magnitude of these programs;

>>   the scope and results of preclinical testing and human studies;

>>   the time and costs involved in obtaining regulatory approvals;

>> the time and costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims;

>>   competing technological and market developments;

>>   our ability to establish additional collaborations;

>>   changes in our existing collaborations;

>>   the cost of manufacturing scale-up; and

>>   the effectiveness of our commercialization activities.

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

SOME OF OUR KEY TECHNOLOGIES HAVE NOT BEEN USED TO PRODUCE MARKETED PRODUCTS AND MAY NOT BE CAPABLE OF PRODUCING SUCH PRODUCTS.

     To date, we have dedicated most of our resources to the research and development of potential drugs based upon our expertise in our IR and STAT technologies. Even though there are marketed drugs that act through IRs, some aspects of our IR technologies have not been used to produce marketed products. In addition, we are not aware of any drugs that have been developed and successfully commercialized that interact directly with STATs. Much remains to be learned about the function of IRs and STATs. If we are unable to apply our IR and STAT technologies to the development of our potential products, we may not be successful in developing new products.

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

     Before we obtain the approvals necessary to sell any of our potential products, we must show through preclinical studies and human testing that each product is safe and effective. We and our partners have a number of products moving toward or currently in clinical trials, the most significant of which are our Phase III trials for Targretin(R) capsules in non-small cell lung cancer, lasofoxifene which is under NDA review and two products in Phase III trials by one of our partners involving bazedoxifene. Failure to show any product's safety and effectiveness would delay or prevent regulatory approval of the product and could adversely affect our business. The clinical trials process is complex and uncertain. The results of preclinical studies and initial clinical trials may not necessarily predict the results from later large-scale clinical trials. In addition, clinical trials may not demonstrate a product's safety and effectiveness to the satisfaction of the regulatory authorities. A number of companies have suffered significant setbacks in advanced clinical trials or in seeking regulatory approvals, despite promising results in earlier trials. The FDA may also require additional clinical trials after regulatory approvals are received, which could be expensive and time-consuming, and failure to successfully conduct those trials could jeopardize continued commercialization.

     The rate at which we complete our clinical trials depends on many factors, including our ability to obtain adequate supplies of the products to be tested and patient enrollment. Patient enrollment is a function of many factors, including the size of the patient population, the proximity of patients to clinical sites and the eligibility criteria for the trial. For example, each of our Phase III Targretin(R) clinical trials involves approximately 600 patients and required significant time and investment to complete enrollments. Delays in patient enrollment for our other trials may result in increased costs and longer development times. In addition, our collaborative partners have rights to control product development and clinical programs for products developed under the collaborations. As a result, these collaborators may conduct these programs more slowly or in a different manner than we had expected. Even if clinical trials are completed, we or our collaborative partners still may not apply for FDA approval in a timely manner or the FDA still may not grant approval.

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

WE FACE SUBSTANTIAL COMPETITION WHICH MAY LIMIT OUR REVENUES.

     Some of the drugs that we are developing and marketing will compete with existing treatments. In addition, several companies are developing new drugs that target the same diseases that we are targeting and are taking IR-related and STAT-related approaches to drug development. The principal products competing with our products targeted at the cutaneous t-cell lymphoma market are Supergen/Abbott's Nipent and interferon, which is marketed by a number of companies, including Schering-Plough's Intron A. Products that compete with AVINZA(R) include Purdue Pharma L.P.'s OxyContin and MS Contin and Palladone (expected 2005 launch), Janssen Pharmaceutica Products, L.P.'s Duragesic, aai Pharma's Oramorph SR, Alpharma's Kadian, and generic sustained release morphine sulfate and oxycodone. Many of our existing or potential competitors, particularly large drug companies, have greater financial, technical and human resources than us and may be better equipped to develop, manufacture and market products. Many of these companies also have extensive experience in preclinical testing and human clinical trials, obtaining FDA and other regulatory approvals and manufacturing and marketing pharmaceutical products. In addition, academic institutions, governmental agencies and other public and private research organizations are developing products that may compete with the products we are developing. These institutions are becoming more aware of the commercial value of their findings and are seeking patent protection and licensing arrangements to collect payments for the use of their technologies. These institutions also may market competitive products on their own or through joint ventures and will compete with us in recruiting highly qualified scientific personnel.

THIRD-PARTY REIMBURSEMENT AND HEALTH CARE REFORM POLICIES MAY REDUCE OUR FUTURE SALES.

     Sales of prescription drugs depend significantly on access to the formularies, or lists of approved prescription drugs, of third-party payers such as government and private insurance plans, as well as the availability of reimbursement to the consumer from these third party payers. These third party payers frequently require drug companies to provide predetermined discounts from list prices, and they are increasingly challenging the prices charged for medical products and services. Our current and potential products may not be considered cost-effective, may not be added to formularies and reimbursement to the consumer may not be available or sufficient to allow us to sell our products on a competitive basis. For example, we have current and recurring discussions with insurers regarding formulary access, discounts and reimbursement rates for our drugs, including AVINZA(R). We may not be able to negotiate favorable reimbursement rates and formulary status for our products or may have to pay significant discounts to obtain favorable rates and access. Only one of our products, ONTAK(R), is currently eligible to be reimbursed by Medicare (reimbursement for Targretin is being provided to a small group of patients by Medicare through December 2005 as part of the Medicare Replacement Drug Demonstration). Recently enacted changes by Medicare to the hospital outpatient payment reimbursement system may adversely affect reimbursement rates for ONTAK(R).

     In addition, the efforts of governments and third-party payers to contain or reduce the cost of health care will continue to affect the business and financial condition of drug companies such as us. A number of legislative and regulatory proposals to change the health care system have been discussed in recent years, including price caps and controls for pharmaceuticals. These proposals could reduce and/or cap the prices for our products or reduce government reimbursement rates for products such as ONTAK(R). In addition, an increasing emphasis on managed care in the United States has and will continue to increase pressure on drug pricing. We cannot predict whether legislative or regulatory proposals will be adopted or what effect those proposals or managed care efforts may have on our business. The announcement and/or adoption of such proposals or efforts could adversely affect our profit margins and business.

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

     Hoffmann-La Roche Inc. has received a US patent, has made patent filings and has issued patents in foreign countries that relate to our Panretin(R) gel products. While we were unsuccessful in having certain claims of the US patent awarded to Ligand in interference proceedings, we continue to believe that any relevant claims in these Hoffman-La Roche patents in relevant jurisdictions are invalid and that our current commercial activities and plans relating to Panretin(R) are not covered by these Hoffman-La Roche patents in the US or elsewhere. In addition, we have our own portfolio of issued and pending patents in this area which cover our commercial activities, as well as other uses of 9-CIS retinoic acid, in the US, Europe and elsewhere. However, if the claims in these Hoffman-La Roche patents are not invalid and/or unenforceable, they might block the use of Panretin(R) gel in specified cancers, not currently under active development or commercialization by us.

     Novartis AG has filed an opposition to our European patent that covers the principal active ingredient of our ONTAK(R) drug. We have received a favorable preliminary opinion from the Europrean Patent Office, however this is not a final determination. If the opposition is successful, we could lose our ONTAK(R) patent protection in Europe which could substantially reduce our future ONTAK(R) sales in that region. We could also incur substantial costs in asserting our rights in this opposition proceeding, as well as in other possible future proceedings in the United States.

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

RELIANCE ON THIRD-PARTY MANUFACTURERS TO SUPPLY OUR PRODUCTS RISKS SUPPLY INTERRUPTION OR CONTAMINATION AND DIFFICULTY CONTROLLING COSTS.

     We currently have no manufacturing facilities, and we rely on others for clinical or commercial production of our marketed and potential products. In addition, some raw materials necessary for the commercial manufacturing of our products are custom and must be obtained from a specific sole source. Elan manufactures AVINZA(R) for us, Cambrex manufactures ONTAK(R) for us and Cardinal Health and Raylo manufacture Targretin(R) capsules for us. We also recently entered into contracts with Cardinal Health to manufacture and package AVINZA(R) and with Hollister-Stier for the filling and finishing of ONTAK(R). Each of these recent contracts calls for manufacturing and packaging the product at a new facility. Qualification and regulatory approval for these facilities are required prior to starting commercial manufacturing. Any delays or failures of the qualification or approval process could cause inventory problems or product shortages.

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

OUR STOCK PRICE MAY BE ADVERSELY AFFECTED BY VOLATILITY IN THE MARKETS.

     The market prices and trading volumes for our securities, and the securities of emerging companies like us, have historically been highly volatile and have experienced significant fluctuations unrelated to operating performance. For example, in 2003, the intraday sale price of our common stock on the Nasdaq National Market was as high as $16.59 and as low as $3.69. Future announcements concerning us or our competitors as well as other companies in our industry and other public companies may impact the market price of our common stock. These announcements might include:

>> the results of research or development testing of ours or our competitors' products;

>>   technological innovations related to diseases we are studying;

>>   new commercial products introduced by our competitors;

>>   government regulation of our industry;

>>   receipt of regulatory approvals by our competitors;

>>   our failure to receive regulatory approvals for products under development;

>>   developments concerning proprietary rights;

>>   litigation or public concern about the safety of our products; or

>>   intent to sell or actual sale of our stock held by our corporate partners.

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

WHILE WE BELIEVE THAT WE CURRENTLY HAVE ADEQUATE INTERNAL CONTROL PROCEDURES IN PLACE, WE ARE STILL EXPOSED TO POTENTIAL RISKS FROM RECENT LEGISLATION REQUIRING COMPANIES TO EVALUATE CONTROLS UNDER SECTION 404 OF THE SARBANES-OXLEY ACT OF 2002.

     We are evaluating our internal control systems in order to allow management to report on, and our registered independent public accounting firm to attest to, our internal controls, as required by Section 404 of the Sarbanes-Oxley Act. We are performing the system and process evaluation and testing required in an effort to comply with the management certification and auditor attestation requirements of Section 404. As a result, we are incurring additional expenses and a diversion of management's time. While we anticipate being able to fully implement the requirements relating to internal controls and all other aspects of Section 404 in a timely fashion, we cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of the same on our operations. Due to ongoing evaluation and testing of our internal controls and the uncertainties of the interpretation of these new requirements, we have not yet determined whether there are any deficiencies, significant deficiencies or material weaknesses that would be required to be reported.

     If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, we might be subject to sanctions or investigation by regulatory authorities. Any such action could adversely affect our financial results and the market price of our common stock. Additionally, if we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential stockholders could lose confidence in our financial reporting, which would harm our business and the trading price of our stock.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     At September 30, 2004, our investment portfolio included fixed-income securities of $29.7 million. At September 30, 2004, we held no other market risk sensitive instruments. Our fixed-income securities are subject to interest rate risk and will decline in value if interest rates increase. This risk is mitigated, however, due to the relatively short effective maturities of the debt instruments in our investment portfolio. Accordingly, an immediate 10% change in interest rates would have no material impact on our financial condition, results of operations or cash flows. Declines in interest rates over time would, however, reduce our interest income.

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

     (b) CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2004 that have materially affected or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Seragen, Inc., a wholly-owned subsidiary, and Ligand, were named parties to SERGIO M. OLIVER, ET AL. V. BOSTON UNIVERSITY, ET AL., a putative shareholder class action filed on December 17, 1998 in the Court of Chancery in the State of Delaware in and for New Castle County, C.A. No. 16570NC, by Sergio M. Oliver and others against Boston University and others, including Seragen, its subsidiary Seragen Technology, Inc. and former officers and directors of Seragen. The complaint, as amended, alleged that Ligand aided and abetted purported breaches of fiduciary duty by the Seragen related defendants in connection with the acquisition of Seragen by Ligand and made certain misrepresentations in related proxy materials and seeks compensatory and punitive damages of an unspecified amount. On July 25, 2000, the Delaware Chancery Court granted in part and denied in part defendants' motions to dismiss. Seragen, Ligand, Seragen Technology, Inc. and the Company's acquisition subsidiary, Knight Acquisition Corporation, were dismissed from the action. Claims of breach of fiduciary duty remain against the remaining defendants, including the former officers and directors of Seragen. The hearing on the plaintiffs' motion for class certification took place on February 26, 2001. The court certified a class consisting of shareholders as of the date of the acquisition and on the date of an earlier business unit sale by Seragen. The litigation is currently in the discovery phase. While Ligand and Seragen have been dismissed from the action, such dismissal is subject to a possible subsequent appeal upon judgment in the action against the remaining parties.

     On December 11, 2001, a lawsuit was filed in the United States District Court for the District of Massachusetts against Ligand by the Trustees of Boston University and other former stakeholders of Seragen. The suit was subsequently transferred to federal district court in Delaware. The complaint alleges breach of contract, breach of the implied covenants of good faith and fair dealing and unfair and deceptive trade practices based on, among other things, allegations that Ligand wrongfully withheld approximately $2.1 million in consideration due the plaintiffs under the Seragen acquisition agreement. This amount had been previously accrued for in the Company's financial statements. The complaint seeks payment of the withheld consideration and treble damages. Ligand filed a motion to dismiss the unfair and deceptive trade practices claim (i.e. the treble damages claim). The court subsequently granted Ligand's motion to dismiss the unfair and deceptive trade practices claim, granted Boston University's motion for summary judgment, and in November 2003 entered judgment for Boston University. In January 2004, the district court issued an amended judgment awarding interest of approximately $739,000 to the plaintiffs in addition to the $2.1 million withheld. Ligand has appealed the judgment in this case as well as the award of interest and the calculation of damages. The Company has not accrued any portion of the awarded interest as it cannot reasonably estimate a range of possible loss given the current status of the litigation.

     Beginning on August 9, 2004, several purported class action stockholder lawsuits were filed in the United States District Court for the Southern District of California against the Company and certain of its directors and officers. The actions were brought on behalf of purchasers of the Company's common stock during several time periods, the longest of which runs from July 28, 2003 through August 2, 2004. The complaints generally allege that the Company violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 of the Securities and Exchange Commission by making false and misleading statements, or concealing information about the Company's business, forecasts and financial performance, in particular statements and information related to drug development issues and AVINZA(R) inventory levels. Plaintiffs in the federal securities actions have recently filed motions to consolidate the actions and for the appointment of lead counsel and lead plaintiff. These motions are scheduled to be heard by the Court in November 2004. No trial date has been set.

     Beginning on August 13, 2004, several derivative actions were filed on behalf of the Company by individual stockholders in the Superior Court of California. The complaints name the Company's directors and certain of its officers as defendants and name the Company as a nominal defendant. The complaints are based on the same facts and circumstances as the purported class actions discussed in the previous paragraph and generally allege breach of fiduciary duties, abuse of control, waste and mismanagement, insider trading and unjust enrichment. No trial date has been set.

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

ITEM 6. (A)   EXHIBITS

Exhibit 3.1 (1)       Amended and Restated Certificate of Incorporation of the Company (Filed as Exhibit 3.2).

Exhibit 3.2 (1)       Bylaws of the Company, as amended (Filed as Exhibit 3.3).

Exhibit 3.3 (2)       Amended Certificate of Designation of Rights, Preferences and Privileges of Series A
                      Participating Preferred Stock of the Company.

Exhibit 3.5 (5)       Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company
                      dated June 13, 2000.

Exhibit 3.6           Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company
                      dated September 30, 2004.

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

Exhibit 32.1*         Certification by Principal Executive Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                      Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2*         Certification by Principal Financial Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                      Section 906 of the Sarbanes-Oxley Act of 2002.


* These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Ligand Pharmaceuticals Incorporated, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

--------------------------


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

(5) This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company's Annual Report on Form 10-K for the period ended December 31, 2000.

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

                       LIGAND PHARMACEUTICALS INCORPORATED

                               SEPTEMBER 30, 2004

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                  Ligand Pharmaceuticals Incorporated

Date: NOVEMBER 9, 2004      By:   /S/ PAUL V. MAIER
      -----------------          -----------------------------------------
                                 Paul V. Maier
                                 Senior Vice President, Chief Financial Officer