Form 10-K
period 2004-12-31
LIGAND PHARMACEUTICALS INC
filed 2005-11-18
CIK 886163

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Mark One

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2004
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                      .
Commission File No. 0-20720
LIGAND PHARMACEUTICALS INCORPORATED
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	77-0160744 (IRS Employer Identification No.)

10275 Science Center Drive San Diego, CA (Address of Principal Executive Offices)	92121-1117 (Zip Code)
Registrant’s telephone number, including area code: (858) 550-7500
Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.001 par value
Preferred Share Purchase Rights
(Title of Class)
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
     The aggregate market value of the Registrant’s voting and non-voting stock held by non-affiliates as of June 30, 2004, computed by reference to the closing price as quoted by the NASDAQ National Stock Market as of that date, was approximately $1.27 billion. For purposes of this calculation, shares of Common Stock held by directors, officers and 10% stockholders known to the Registrant have been deemed to be owned by affiliates which should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant or that such person is controlled by or under common control with the Registrant.
     As of October 31, 2005, the Registrant had 74,131,283 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE — NONE

AVAILABLE INFORMATION:
     We file electronically with the Securities and Exchange Commission (or SEC) our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and, as necessary, amendments to these reports, pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. The public may read or copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is <http://www.sec.gov>.
     You may obtain a free copy of our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports which are posted as soon as reasonably practicable after filing on our website at <http://www.ligand.com>, by contacting the Investor Relations Department at our corporate offices by calling (858) 550-7500 or by sending an e-mail message to investors@ligand.com. You may also request information via the Investor Relations page of our website.

INTRODUCTORY NOTE
     The Company’s Annual Report on Form 10-K (the “Form 10-K”) for the year ended December 31, 2004, includes amended and restated consolidated financial statements and related financial information for the years ended December 31, 2003 and 2002. This Form 10-K also includes restated quarterly information for 2004 and 2003. This information is disclosed in Notes 2 and 19 of Notes to Consolidated Financial Statements.
Background of the Restatement
     On March 17, 2005, the Company announced that in connection with the preparation of its consolidated financial statements for 2004 and the audit of those consolidated financial statements, the Audit Committee of the Board of Directors would conduct a review, with the assistance of management, of the Company’s revenue recognition policies and accounting for product sales, including its estimates of product returns under SFAS 48 — “Revenue Recognition When Right of Return Exists” (“SFAS 48”) and Staff Accounting Bulletin (“SAB”) No. 101 -“Revenue Recognition”, as amended by SAB 104 (hereinafter referred to as “SAB 104”). The review included the Company’s revenue recognition policies and practices for current and past periods as well as the Company’s internal control over financial reporting as it related to those items. The Company also reviewed the accounting and classification of its sales of royalty rights in its consolidated statements of operations. The Audit Committee retained Dorsey & Whitney LLP as independent counsel. The Audit Committee and independent counsel subsequently retained PricewaterhouseCoopers as their independent accounting consultants to assist in the review. In addition, the Company, through its counsel, Latham & Watkins LLP, retained FTI Ten Eyck to provide an independent accounting perspective in connection with the accounting issues under review.
     On May 20, 2005, the Company announced that the Audit Committee had completed its accounting review and that the Company would restate its consolidated financial statements as of December 31, 2003 and for the years ended December 31, 2003 and 2002, and as of and for the first three quarters of 2004 and for the quarters of 2003. The Audit Committee and management independently reviewed the Company’s revenue recognition practices and policies for product sales for 2003 and 2002 and each of the three quarters in the period ended September 30, 2004. These reviews focused on whether the Company had properly recognized revenue on product shipments to distributors under SFAS 48 and SAB 104. Based on these reviews, the Company determined that it had not met all of the criteria under SFAS 48 and SAB 104 to recognize revenue upon shipment. As a result of this error, the Company determined to restate its financial results and to report financial results under the sell-through revenue recognition method for the domestic product shipments of AVINZA®, ONTAK®, Targretin® capsules, and Targretin® gel. The Company also announced that it was continuing its work to review the accounting and classification of its sales of royalty rights in its consolidated statements of operations and that the Audit Committee review found no evidence of improper or fraudulent actions or practices by any member of management or that management acted in bad faith in adopting and administering the Company’s historical revenue recognition policies.
     Subsequent to the Company’s announcement that it would restate its consolidated financial statements, the Company’s previous auditors declined to be re-engaged to audit the restatement. As a result, the Audit Committee engaged BDO Seidman, LLP (“BDO”), the Company’s current independent registered public accounting firm, to re-audit the consolidated financial statements for the fiscal years ended December 31, 2003 and 2002. During the course of the re-audits other errors were identified that affect the restated consolidated financial statements.
     In connection with the restatement, the SEC instituted a formal investigation concerning the Company’s consolidated financial statements. These matters were previously the subject of an informal SEC inquiry. Ligand has been cooperating fully with the SEC and will continue to do so in order to bring the investigation to a conclusion as promptly as possible.

The Restatement and Other Related Matters
     Set forth below is a summary of the significant determinations regarding the restatement and additional matters addressed in the course of the restatement.
     Revenue Recognition. The restatement corrects the recognition of revenue for transactions involving each of the Company’s products that did not satisfy all of the conditions for revenue recognition contained in SFAS 48 and SAB 104. The Company’s products impacted by this restatement are the domestic product shipments of AVINZA, ONTAK, Targretin capsules, and Targretin gel. Specifically, although the Company believed it had met each of the criteria for recognizing revenue upon shipment of each of its products, management subsequently determined that based upon SFAS 48 and SAB 104 it did not have the ability to make reasonable estimates of future returns because there was (i) a lack of sufficient visibility into the wholesaler and retail distribution channels; (ii) an absence of historical experience with similar products; (iii) increasing levels of inventory in the wholesale and retail distribution channels as a result of increasing demand of the Company’s new products among other factors; and (iv) a concentration of a few large distributors. As a result, the Company could not make reliable and reasonable estimates of returns which precluded it from recognizing revenue at the time of product shipment, and therefore such transactions must be restated using the sell-through method. The restatement of product revenue under the sell-through method requires the correction of other accounts whose balances are largely based upon the prior accounting policy. Such accounts include gross to net sales adjustments and cost of goods (products) sold. Gross to net sales adjustments include allowances for returns, rebates, chargebacks, discounts, and promotions, among others. Cost of product sold includes manufacturing costs and royalties.
     The restatement did not affect the revenue recognition of Panretin or the Company’s international product sales. For Panretin, our wholesalers only stock minimal amounts of product, if any. As such, wholesaler orders are considered to approximate end-customer demand for the product. For international sales, our products are sold to third-party distributors, for which we have had minimal returns. For these sales, we believe that the Company has met the SFAS 48 and SAB 104 criteria for recognizing revenue.
     Specific models were developed for: AVINZA, including a separate model for each dosage strength (a retail-stocked product for which the sell-through revenue recognition event is prescriptions as reported by a third party data provider, IMS Health Incorporated, or IMS); Targretin capsules and gel (for which revenue recognition is based on wholesaler out-movement as reported by IMS); and ONTAK (for which revenue recognition is based on wholesaler out-movement as reported to the Company by its wholesalers as the product is generally not stocked in pharmacies). Separate models were also required for each of the adjustments associated with the gross to net sales adjustments and cost of goods sold. The Company also developed separate demand reconciliations for each product to assess the reasonableness of the third party information described above which was used in the restatement and will be used on a going-forward basis.
     Under the sell-through method used in the restatement and to be used on a going-forward basis, the Company does not recognize revenue upon shipment of product to the wholesaler. For these shipments, the Company invoices the wholesaler, records deferred revenue at gross invoice sales price less estimated cash discounts and, for ONTAK, end-customer returns, and classifies the inventory held by the wholesaler as “deferred cost of goods sold” within “other current assets.” Additionally, for royalties paid to technology partners based on product shipments to wholesalers, the Company records the cost of such royalties as “deferred royalty expense” within “other current assets.” Royalties paid to technology partners are deferred as the Company has the right to offset royalties paid for product that are later returned against subsequent royalty obligations. Royalties for which the Company does not have the ability to offset (for example, at the end of the contracted royalty period) are expensed in the period the royalty obligation becomes due. The Company recognizes revenue when inventory is “sold through” (as discussed below), on a first-in first-out (FIFO) basis. Sell-through for AVINZA is considered to be at the prescription level or at the time of end user consumption for non-retail prescriptions. Thus, changes in wholesaler or retail pharmacy inventories of AVINZA do not affect the Company’s product revenues, but will be reflected on the balance sheet as a change to deferred product revenue. Sell-through for ONTAK, Targretin capsules, and Targretin gel is considered to be at the time the product moves from the wholesaler to the wholesaler’s customer. Changes in wholesaler inventories for all the Company’s products, including product that the wholesaler returns to the Company for credit, do not affect product revenues but will be reflected as a change in deferred product revenue.

     The Company’s revenue recognition is subject to the inherent limitations of estimates that are based on third-party data, as certain-third party information is itself in the form of estimates. Accordingly, the Company’s sales and revenue recognition under the sell-through method reflect the Company’s estimates of actual product sold through the distribution channel. The estimates by third parties include inventory levels and customer sell-through information the Company obtains from wholesalers which currently account for a large percentage of the market demand for its products. The Company also uses third-party market research data to make estimates where time lags prevent the use of actual data. Certain third-party data and estimates are validated against the Company’s internal product movement information. To assess the reasonableness of third-party demand (i.e. sell-through) information, the Company prepares separate demand reconciliations based on inventory in the distribution channel. Differences identified through these demand reconciliations outside an acceptable range are recognized as an adjustment to the third-party reported demand in the period those differences are identified. This adjustment mechanism is designed to identify and correct for any material variances between reported and actual demand over time and other potential anomalies such as inventory shrinkage at wholesalers or retail pharmacies.
     As a result of the Company’s adoption of the sell-through method, it recorded reductions to net product sales in the amounts of $12.8 million, $8.1 million and $9.2 million for the quarters ended September 30, 2004, June 30, 2004 and March 31, 2004, respectively, and $25.5 million, $13.4 million, $12.8 million, and $7.5 million for the quarters ended December 31, 2003, September 30, 2003, June 30, 2003, and March 31, 2003, respectively. Additionally, for the years ended December 31, 2003 and 2002, the Company recorded a reduction to net product sales in the amounts of $59.2 million and $24.2 million, respectively. These amounts do not include other adjustments also affected by the change to the sell-through method such as cost of products sold and royalties. Revenue which has been deferred will be recognized as the product sells through in future periods as discussed above.
     Sale of Royalty Rights. In March 2002, the Company entered into an agreement with Royalty Pharma AG (“Royalty Pharma”) to sell a portion of its rights to future royalties from the net sales of three selective estrogen receptor modulator (SERM) products now in late stage development with two of the Company’s collaborative partners, Pfizer Inc. and American Home Products Corporation, now known as Wyeth, in addition to the right, but not the obligation, to acquire additional percentages of the SERM products’ net sales on future dates by giving the Company notice. When the Company entered into the agreement with Royalty Pharma and upon each subsequent exercise of its options to acquire additional percentages of royalty payments to the Company, the Company recognized the consideration paid to it by Royalty Pharma as revenue. Cumulative payments totaling $63.3 million were received from Royalty Pharma from 2002 through 2004 for the sale of royalty rights from the net sales of the SERM products.
     The Company determined that, while the current accounting classification is appropriate, a portion of the revenue recognized under the Royalty Pharma agreement should have been deferred since Pfizer and Wyeth each had the right to offset a portion of future royalty payments for, and to the extent of, amounts previously paid to the Company for certain developmental milestones. Approximately $0.6 million of revenue was deferred in each of 2003 and 2002 related to the offset rights by the Company’s collaborative partners, Pfizer and Wyeth. The amounts associated with the offset rights against future royalty payments will be recognized as revenue upon receipt of future royalties from the respective partners or upon determination that no such future royalties will be forthcoming. Additionally, the Company determined to defer a portion of such revenue as it relates to the value of the option rights sold to Royalty Pharma until Royalty Pharma exercised such options or upon the expiration of the options. The value of Royalty Pharma options outstanding at the end of 2002 which was recognized in 2003 was approximately $0.1 million. The value of options outstanding at the end of 2003 which was recognized in 2004 was $0.2 million. As of December 31, 2004, all of the option revenue deferred during fiscal 2002 and 2003 has been recognized. Accordingly, for the years ended December 31, 2003 and 2002, the Company has restated revenue from the sale of royalty rights under the Royalty Pharma agreement, which reduced royalty revenue by approximately $0.7 million for each of the years ended December 31, 2003 and 2002.
Additional Matters Addressed in the Restatement
     Subsequent to May 20, 2005, the Company determined that it should also restate its consolidated financial statements as they relate to the following matters:

     Buy-Out of Salk Royalty Obligation. In March 2004, the Company paid The Salk Institute $1.12 million in connection with the Company’s exercise of an option to buy out milestone payments, other payment-sharing obligations and royalty payments due on future sales of lasofoxifene, a product under development by Pfizer for which a NDA was expected to be filed in 2004. At the time of the Company’s exercise of its buyout right, the payment was accounted for as a prepaid royalty asset to be amortized on a straight-line basis over the period for which the Company had a contractual right to the lasofoxifene royalties. This payment was included in “Other assets” on the Company’s consolidated balance sheet at September 30, 2004, June 30, 2004, and March 31, 2004. Pfizer filed the NDA for lasofoxifene with the United States Food and Drug Administration in the third quarter of 2004. Because the NDA had not been filed at the time the Company exercised its buyout right, the Company determined in the course of the restatement that the payment should have been expensed. Accordingly, the Company corrected such error and recognized the Salk payment as development expense for the quarter ended March 31, 2004 and the year ended December 31, 2004.
     X-Ceptor Therapeutics, Inc. In June 1999, the Company invested $6.0 million in X-Ceptor Therapeutics, Inc. (“X- Ceptor”) through the acquisition of convertible preferred stock. Additionally, in October 1999, the Company issued warrants to X-Ceptor investors, founders and certain employees to purchase 950,000 shares of Ligand common stock with an exercise price of $10.00 per share and an expiration date of October 6, 2006. At the time of issuance, the warrants were recorded at their fair value of $4.20 per warrant or $4.0 million as deferred warrant expense within stockholders’ deficit and were amortized to operating expense through June 2002. The Company determined during the course of the restatement that the warrant issuance should have been capitalized as an asset rather than treated as a deferred expense within equity since the warrant issuance was deemed to be consideration for the right granted to the Company by X-Ceptor to acquire all of the outstanding stock of X-Ceptor (the “Purchase Right”). Accordingly, the Company recorded the Purchase Right as an other asset in the amount of $4.0 million. The effect of this change resulted in a decrease in expense for the year ended December 31, 2002 of $0.7 million. This asset was subsequently written off to “Other, net expense” in the quarter ended March 31, 2003, the period the Company determined that the Purchase Right would not be exercised.
     Pfizer Settlement Agreement and Elan Shares. In April 1996, the Company and Pfizer entered into a settlement agreement with respect to a lawsuit filed in December 1994 by the Company against Pfizer. In connection with a collaborative research agreement the Company entered into with Pfizer in 1991, Pfizer purchased shares of the Company’s common stock. Under the terms of the settlement agreement, at the option of either the Company or Pfizer, milestone and royalty payments owed to the Company can be satisfied by Pfizer by transferring to the Company shares of the Company’s common stock at an exchange ratio of $12.375 per share. At the time of the settlement, the Company accounted for the prior issuance of common stock to Pfizer as equity on its balance sheet.
     Additionally, in 1998, Elan International (Elan) agreed to exclusively license to the Company in the United States and Canada its proprietary product AVINZA. In connection with the November 2002 restructuring of the AVINZA license agreement with Elan, the Company agreed to repurchase approximately 2.2 million shares of the Company’s common stock held by an affiliate of Elan (the “Elan Shares”) for $9.00 a share. At the time of the November 2002 agreement, the shares were classified as equity on the Company’s balance sheet. The Elan Shares were repurchased and retired in February 2003.
     In conjunction with the restatement, the remaining common stock issued and outstanding to Pfizer following the settlement and the Elan Shares were reclassified as “common stock subject to conditional redemption/repurchase” (between liabilities and equity) in accordance with Emerging Issue Task Force Topic D-98, “Classification and Measurement of Redeemable Securities” (EITF D-98), which was issued in July 2001.
     EITF D-98 requires the security to be classified outside of permanent equity if there is a possibility of redemption of securities that is not solely within the control of the issuer. Since Pfizer has the option to settle with Company’s shares milestone and royalties payments owed to the Company and, as of December 31, 2002, the Company was required to repurchase the Elan shares, the Company determined that such factors indicated that the redemptions were not within the Company’s control, and accordingly, EITF D-98 was applicable to the treatment of the common stock issued to Pfizer and the Elan Shares. These adjustments totaling $34.6 million only had an effect on the balance sheet classification, not on the consolidated statements of operations. Of the total adjustments, $14.6 million related to the Pfizer shares and $20.0 million related to the Elan Shares.

     Seragen Litigation. On December 11, 2001, a lawsuit was filed in the United States District Court for the District of Massachusetts against the Company by the Trustees of Boston University and other former stakeholders of Seragen. The suit was subsequently transferred to federal district court in Delaware. The complaint alleges breach of contract, breach of the implied covenants of good faith and fair dealing and unfair and deceptive trade practices based on, among other things, allegations that the Company wrongfully withheld approximately $2.1 million in consideration due the plaintiffs under the Seragen acquisition agreement. This amount had been previously accrued for in the Company’s consolidated financial statements in 1998. The complaint seeks payment of the withheld consideration and treble damages. The Company filed a motion to dismiss the unfair and deceptive trade practices claim. The Court subsequently granted the Company’s motion to dismiss the unfair and deceptive trade practices claim (i.e. the treble damages claim), in April 2003. In November 2003, the Court granted Boston University’s motion for summary judgment, and entered judgment for Boston University. In January 2004, the district court issued an amended judgment awarding interest of approximately $0.7 million to the plaintiffs in addition to the approximately $2.1 million withheld. The Court award of interest was previously not accrued. Although the Company has appealed the judgment in this case as well as the award of interest and the calculation of damages, in view of the judgment, the Company revised its consolidated financial statements in the fourth quarter of 2003 to record a charge of $0.7 million.
     Other. In conjunction with the restatement, the Company also made other adjustments and reclassifications to its accounting for various other errors, in various years, including, but not limited to: (1) a correction to the Company’s estimate of the accrual for clinical trials; (2) corrections to estimates of other accrued liabilities; (3) royalty payments made to technology partners; (4) straight-line recognition of rent expense for contractual annual rent increases; and (5) corrections to estimates of future obligations and bonuses to employees.
     For the quarters ended September 30, 2004, June 30, 2004, and March 31, 2004, the restatement increased the net loss by $11.7 million or $0.16 per share; $7.8 million or $0.11 per share; and $8.8 million or $0.12 per share, respectively. For the quarter ended December 31, 2003, the restatement decreased net income by $24.6 million or $0.34 per share and increased net loss for the quarters ended September 30, 2003, June 30, 2003, and March 31, 2003 by $11.6 million or $0.16 per share; $12.0 million or $0.18 per share; and $10.8 million or $0.15 per share, respectively. The restatement increased the net loss in 2003 by $59.0 million or $0.83 per share to $96.5 million or $1.36 per share. The restatement increased the net loss in 2002 by $19.7 million or $0.29 per share to $52.3 million or $0.76 per share. For periods prior to 2002, the restatement was effectuated through an aggregate adjustment as of January 1, 2002 of $15.1 million to the Company’s accumulated deficit. Additionally, for periods prior to 2002, restatement of the Pfizer settlement agreement was effectuated as of January 1, 2002 through a reduction of additional paid in capital and a corresponding increase to “common stock subject to conditional redemption/repurchase” (between liabilities and equity) of $14.6 million. The restatement regarding the Elan shares had no effect on periods prior to 2002 since it was effectuated as of November 2002 through a reduction of additional paid in capital and a corresponding increase to “common stock subject to conditional redemption/repurchase” of $20.0 million.
     For further discussion of the restatement adjustments and the net effects of all of the restatement adjustments on our balance sheet and statements of operations, please refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Restatement of Consolidated Financial Statements”, and Note 2 to the Consolidated Financial Statements.
     Internal Control Over Financial Reporting. Material weaknesses in our internal control over financial reporting as of December 31, 2004 have been identified and reported to our Audit Committee. Please see “Item 9A. Controls and Procedures” for a description of these matters, and of certain remediation measures that we have implemented during 2005 to date, as well as additional steps we plan to take to strengthen our internal control over financial reporting.

     Reliance on Prior Consolidated Financial Statements. We have not amended our previously filed annual reports on Form 10-K or quarterly reports on Form 10-Q for the periods affected by the restatement. The information that has been previously filed or otherwise reported for these periods is superseded by the information in this Form 10-K. As such, other than our Form 10-K for the year ended December 31, 2004, we do not anticipate amending our previously filed annual reports on Form 10-K or our quarterly reports on Form 10-Q for any prior periods. Accordingly, the consolidated financial statements and related financial information contained in such previously filed reports should no longer be relied upon.

Glossary

Products And Indications
ONTAK® (denileukin diftitox) ONZAR™	Approved in February 1999 for sale in the U.S. for the treatment of patients with persistent or recurrent cutaneous T-cell lymphoma whose malignant cells express the CD25 component of the Interleukin-2 receptor.

Targretin® (bexarotene) capsules	Approved in December 1999 for sale in the U.S. and in March 2001 for sale in Europe for the treatment of cutaneous manifestations of cutaneous T-cell lymphoma in patients who are refractory to at least one prior systemic therapy.

Targretin® (bexarotene) gel 1%	Approved in June 2000 for sale in the U.S. for the topical treatment of cutaneous lesions in patients with cutaneous T-cell lymphoma (Stage 1A and 1B) who have refractory or persistent disease after other therapies or who have not tolerated other therapies.

Panretin® gel (alitretinoin) 0.1%	Approved in February 1999 for sale in the U.S. and in October 2000 for sale in Europe for the topical treatment of cutaneous lesions of patients with AIDS-related Kaposi’s sarcoma.

AVINZA®	Approved in March 2002 for sale in the U.S. for the once-daily treatment of moderate-to-severe pain in patients who require continuous, around-the-clock opioid therapy for an extended period of time.

CTCL	Cutaneous T-cell lymphoma
HIV	Human immunodeficiency virus
HT	Hormone therapy
KS	Kaposi’s sarcoma
NHL	Non-Hodgkin’s lymphoma
NSCLC	Non-small cell lung cancer
CLL	Chronic lymphocytic leukemia
GVHD	Graft-versus-host disease
SCIENTIFIC TERMS
AR	Androgen Receptor
ER	Estrogen Receptor
GR	Glucocorticoid Receptor
IR	Intracellular Receptor
JAK	Janus Kinase family of tyrosine protein kinases
MR	Mineralocorticoid Receptor
PPAR	Peroxisome Proliferation Activated Receptor
PR	Progesterone Receptor
RAR	Retinoic Acid Receptor
RR	Retinoid Responsive Intracellular Receptor
RXR	Retinoid X Receptor
SARM	Selective Androgen Receptor Modulator
SERM	Selective Estrogen Receptor Modulator
SGRM	Selective Glucocorticoid Receptor Modulator
STAT	Signal Transducer and Activator of Transcription
REGULATORY TERMS
CPMP	Committee for Proprietary Medicinal Products (Europe)
EC	European Commission
EMEA	European Agency for the Evaluation of Medicinal Products
FDA	United States Food and Drug Administration
IND	Investigational New Drug Application (United States)
MA	Marketing Authorization (Europe)
MAA	Marketing Authorization Application (Europe)
NDA	New Drug Application (United States)

PART I
Item 1. Business
     Caution: This discussion and analysis may contain predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties, including those discussed in Item 1 – Business at “Risks and Uncertainties.” This outlook represents our current judgment on the future direction of our business. These statements include those related to compliance with the NASDAQ Listing Qualifications Panel requirements and the potential relisting of the Company’s securities. Actual events or results may differ materially from Ligand’s expectations. There can be no assurance of when the Company’s subsequent processes such as compliance with NASDAQ Listing Qualifications Panel requirements will be completed, that the Company will achieve relisting by the NASDAQ Stock Market and if so, when relisting will occur, that the Company’s currently ongoing or future litigation (including private litigation and the SEC investigation) will not have an adverse effect on the Company, that the Company will be able to successfully remediate any identified material weakness or significant deficiencies, or that the sell-through revenue recognition models will not require adjustment and not result in a subsequent restatement. In addition, the Company’s financial results and stock price may suffer as a result of the previously announced restatement and delisting action by NASDAQ and its relationships with its vendors, stockholders or other creditors may suffer. Such risks and uncertainties could cause actual results to differ materially from any future performance suggested. We undertake no obligation to release publicly the results of any revisions to these forward-looking statements to reflect events or circumstances arising after the date of this annual report. This caution is made under the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934 as amended.
     Our trademarks, trade names and service marks referenced in this annual report include Ligand®, ONTAK, Panretin, Targretin, and AVINZA. Each other trademark, trade name or service mark appearing in this annual report belongs to its owner.
     References to Ligand Pharmaceuticals Incorporated (“Ligand”, the “Company”, “we” or “our”) include our wholly owned subsidiaries — Ligand Pharmaceuticals (Canada) Incorporated; Ligand Pharmaceuticals International, Inc.; Seragen, Inc. (“Seragen”); and Nexus Equity VI LLC (“Nexus”).
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
     We currently market four oncology products in the United States: Panretin gel, ONTAK and Targretin capsules, each of which was approved by the FDA in 1999; and Targretin gel, which was approved by the FDA in 2000. Our fifth and newest product, AVINZA, is a treatment for chronic, moderate-to-severe pain that was approved by the FDA in March 2002. In Europe, the EC granted an MA for Panretin gel in October 2000 and an MA for Targretin capsules in March 2001. We also continue efforts to acquire or in-license other products, like ONTAK and AVINZA, which have near-term prospects of FDA approval and which can be marketed by our specialty sales forces. We are developing additional products through our internal development programs and currently have various products in clinical development, including marketed products that we are testing for larger market indications such as NSCLC, CLL, NHL and hand dermatitis.
     We have formed research and development collaborations with numerous global pharmaceutical companies, including Abbott Laboratories, Allergan, Inc., Bristol-Myers Squibb, Eli Lilly & Company, GlaxoSmithKline,

Organon (Akzo Nobel), Parke-Davis, Pfizer Inc., TAP Pharmaceutical Products, Inc. (TAP), and Wyeth. As of August 31, 2005, our corporate partners had 13 Ligand products in human development and numerous compounds on an IND track or in preclinical and research stages. These corporate partner products are being studied for the treatment of large market indications such as osteoporosis, diabetes, contraception and cardiovascular disease. One of these partner products, lasofoxifene, is being developed by Pfizer for osteoporosis and other indications. Pfizer filed a NDA with the FDA in August 2004 for the use of lasofoxifene in the prevention of osteoporosis and then filed a supplemental NDA in December 2004 for the use of lasofoxifene in the treatment of vaginal atrophy. Two of these partner products are in pivotal Phase III clinical trials: bazedoxifene, which is being developed by Wyeth as monotherapy for osteoporosis and in combination with Wyeth’s PREMARIN for osteoporosis prevention, and vasomotor symptoms of menopause. A fourth partner product, LY519818, is being developed by Eli Lilly & Company for the treatment of type 2 diabetes. Lilly has announced plans to advance this product into Phase III registration studies after completion of two-year carcinogenicity studies and appropriate consultation with the FDA. Another Lilly product, LY674 has recently advanced into Phase II development for atherosclerosis and LY929 is in Phase I development for type 2 diabetes. Two additional partner products being developed by GlaxoSmithKline are in Phase II: GSK516 for cardiovascular disease and dislipidemia and SB497115 for thrombocytopenia. Other partner products in Phase II include pipendoxifene (formerly ERA-923) being developed by Wyeth for breast cancer and NSP-989 for contraception and NSP-989 combo for contraception in Phase I. In February 2005, GlaxoSmithKline commenced Phase I studies of SB-449448, a second product for thrombocytopenia and TAP commenced Phase I studies for LGD 2941 for the treatment of osteoporosis and frailty. Additionally, in September 2005, Pfizer announced the receipt of a non-approvable letter from the FDA for the prevention of osteoporosis. However, lasofoxifene continues in Phase III clinical trials by Pfizer for the treatment of osteoporosis.
     Internal and collaborative research and development programs are built around our proprietary science technology, which is based on our leadership position in gene transcription technology. Panretin gel, Targretin capsules, and Targretin gel as well as our corporate partner products currently on human development track are modulators of gene transcription, working through key cellular or intracellular receptor targets discovered using our IR technology.
Business Strategy
     Our goal is to become a profitable pharmaceutical research, development and marketing company that generates significant cash flow. Building primarily on our proprietary IR technology, our strategy is to generate cash flow primarily from the sale of specialty pharmaceutical products we develop, acquire or in-license, and from research, milestone and royalty revenues from the development and sale of products our collaborative partners develop and market.
Building a Specialty Pharmaceutical Franchise.
     Our strategy with respect to specialty pharmaceutical products is to develop a product pipeline based on our IR technologies and acquired and in-licensed products, and to market these products initially with a specialized sales force in the U.S. and through marketing partners in selected international markets. Our execution of this strategy to date has been implemented in the U.S., Europe and Latin America. We expect to address additional global markets when and where practicable. Ligand’s current international distribution partners are Zeneus (principally in Western and Eastern Europe), Ferrer (in Spain, Portugal, Greece, Central and South America) and Sigma Tau (in Italy). In October 2005, the Italian distribution rights were transferred from Alfa Wasserman to Sigma Tau.
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
     We have entered into a number of collaborative arrangements with global pharmaceutical companies focusing on a broad range of disease targets. The table below lists those of our corporate partners which have one or more compounds identified in our collaborative research efforts moving through clinical development.

Initiation of
Corporate Collaborator	Collaboration	Focus
Pfizer Inc.	May 1991	Osteoporosis, breast cancer prevention, vaginal atrophy

GlaxoSmithKline (Glaxo Wellcome plc)	September 1992	Cardiovascular diseases

Wyeth	September 1994	Women’s health, oncology

GlaxoSmithKline (SmithKline Beecham)	February 1995	Blood disorders

Eli Lilly & Company	November 1997	Type II diabetes, metabolic and cardiovascular diseases

TAP Pharmaceutical Products, Inc.	June 2001	Men’s and women’s health, osteoporosis
     In addition to the collaborations listed above, we have also entered into collaborations with Allergan, Inc. (in June 1992 focused on skin disorders), Abbott Laboratories (in July 1994 focused on inflammatory diseases) and Organon (in February 2000 in women’s health). Allergan, Abbott and Organon retain the right to move compounds identified during our collaborative research activities forward into clinical development, although we believe none of them is currently doing so. Two other collaborative partners, Parke-Davis and Bristol-Myers Squibb, no longer have rights to move compounds forward into clinical development.
     Our collaborative programs focus on discovering drugs for cardiovascular, inflammatory, metabolic and other diseases, as well as broad applications for women’s and men’s health. We believe that our collaborators have the resources, including clinical and regulatory experience, manufacturing capabilities and marketing infrastructure, needed to develop and commercialize drugs for these large markets. The arrangements generally provide for collaborative discovery programs funded largely by the corporate partners aimed at discovering new therapies for diseases treated by primary care physicians. In general, drugs resulting from these collaborations will be developed, manufactured and marketed by the corporate partners. Our collaborative agreements provide for us to receive: research revenue during the drug discovery stage; milestone revenue for compounds successfully moving through clinical development and regulatory submission and approval; and royalty revenue from the sale of approved drugs developed through collaborative efforts. In some instances, we have sold a portion of our rights to future royalties to Royalty Pharma AG. See “Royalty Pharma Agreement.”

Ligand Marketed Products
     U.S. Specialty Pharmaceutical Franchise. We currently market five pharmaceutical products in the U.S.

Additional Indications
Marketed Product	Approved Indication	European Status	Studied or in Development
AVINZA	Chronic, moderate-to-severe pain	N/A	None

ONTAK	CTCL	MAA withdrawn (ONZAR)	CLL, B-cell NHL, other T-cell lymphomas, NSCLC

Targretin capsules	CTCL	MA issued	NSCLC, renal cell cancer, breast, prostate/colon cancer and other solid tumors

Targretin gel	CTCL	MAA withdrawn	Hand dermatitis, psoriasis

Panretin gel	KS	MA issued	None
     AVINZA. AVINZA was approved by the FDA in March 2002 for the once-daily treatment of moderate-to-severe pain in patients who require continuous, around-the-clock opioid therapy for an extended period of time. We launched the product in the second quarter of 2002. AVINZA consists of two components: an immediate-release component that rapidly achieves morphine concentrations in plasma, and an extended-release component that maintains plasma concentrations throughout a 24-hour dosing interval. This unique drug delivery technology makes AVINZA the first true once-daily sustained release opioid. AVINZA was developed by Elan, which licensed the U.S. and Canadian rights to us in 1998. The U.S. sustained-release opioid market grew to approximately $4.1 billion in 2004, the largest initial market we have entered. Because tens of thousands of U.S. physicians prescribe sustained-release opioids, our goal was to co-promote the product with another company to maximize its potential. Early in 2003, we finalized a co-promotion agreement with Organon. The details of this co-promotion agreement are discussed below.
     CTCL Market. CTCL is a type of NHL that appears initially in the skin, but over time may involve other organs. CTCL is a cancer of T-lymphocytes, white blood cells that play a central role in the body’s immune system. The disease can be extremely disfiguring and debilitating. Median survival for late-stage patients is less than three years. The prognosis for CTCL is based in part on the stage of the disease when diagnosed. CTCL is most commonly a slowly progressing cancer, and many patients live with the complications of CTCL for 10 or more years after diagnosis. However, some patients have a much more aggressive form of this disease. CTCL affects an estimated 16,000 people in the U.S. and 12,000 to 14,000 in Europe. With ONTAK, Targretin capsules, and Targretin gel currently approved in the U.S. for the treatment of CTCL, our strategy is to have multiple products available for treating this disease.
     ONTAK. ONTAK was approved by the FDA and launched in the U.S. in February 1999 as our first product for the treatment of patients with CTCL. ONTAK was the first treatment to be approved for CTCL in nearly 10 years. ONTAK is currently in Phase II clinical trials for the treatment of patients with CLL, B-cell NHL, other T-cell lymphomas, NSCLC, and GVHD. Results from several of these studies were reported in 2002, 2003 and 2004. Ligand’s top priorities for additional ONTAK development are B-cell NHL and T-cell NHL. We began a Phase II CLL study in 2003 which is still continuing as are Phase II studies in NHL. Clinical trials using ONTAK for the treatment of patients with psoriasis and rheumatoid arthritis also have been conducted, and further trials are being considered. These indications provide significantly larger market opportunities than CTCL. A European MAA for CTCL was filed in December 2001, which we withdrew in April 2003. It was our assessment that the cost of the additional clinical and technical information requested by the European Agency for the EMEA would be better spent on the acceleration of the second generation ONTAK formulation development. We expect to resubmit the ONZAR (the tradename for ONTAK in the EU) application with the second generation product in 2006 or early 2007.

     Targretin capsules. We launched U.S. sales and marketing of Targretin capsules in January 2000 following receipt of FDA approval in December 1999. Targretin capsules offer the convenience of a daily oral dose administered by the patient at home. In March 2001, the EC granted marketing authorization for Targretin capsules in Europe for the treatment of patients with CTCL, and our network of distributors began marketing the drug in the fourth quarter of 2001 in Europe. We are developing Targretin capsules in a variety of larger market opportunities, including NSCLC and other solid tumors. NSCLC is Ligand’s largest and most important development program. In March 2005, we announced that the final data analysis for Targretin capsules in NSCLC showed that the trials did not meet their primary endpoints of improved overall survival and projected two-year survival. We are continuing to analyze the data and apply it to the continued development of Targretin in NSCLC. The details of the final data analysis for Targretin capsules in NSCLC are discussed below.
     Targretin gel. We launched U.S. sales and marketing of Targretin gel in September 2000 following receipt of FDA approval in June 2000. Targretin gel offers patients with refractory, early stage CTCL a novel, non-invasive, self-administered treatment topically applied only to the affected areas of the skin. Targretin gel is currently in clinical development for hand dermatitis. In 2002 and early 2003, we reported positive Phase I/II data that showed nearly 40% of patients with chronic, severe hand dermatitis improved by 90% or more after being treated with Targretin gel monotherapy and nearly 80% responded with greater than 50% improvement. Based on these promising results, we intend to design and implement Phase II/III registration trials in hand dermatitis. We filed an MAA in Europe for CTCL in March of 2001, but withdrew it in 2002. Due to the small size of the European early stage CTCL market and the limited revenue potential of Targretin gel, we believed that the additional comparative clinical studies requested by the EMEA were not economically justified.
     Panretin gel. Panretin gel was approved by the FDA and launched in February 1999 as the first FDA-approved patient-applied topical treatment for AIDS-related KS. Panretin gel represents a non-invasive option to the traditional management of this disease. Most approved therapies require the time and expense of periodic visits to a healthcare facility, where treatment is administered by a doctor or nurse. AIDS-related KS adversely affects the quality of life of thousands of people in the U.S. and Europe. Panretin gel was approved in Europe for the treatment of patients with KS in October 2000, and was launched through our distributor network in the fourth quarter of 2001 in Europe.
     AVINZA Co-Promotion Agreement with Organon. In February 2003, we entered into an agreement for the co-promotion of AVINZA with Organon Pharmaceuticals USA Inc. (Organon). Under the terms of the agreement, Organon committed to specified minimum numbers of primary and secondary product calls delivered to high prescribing physicians and hospitals beginning in March 2003 as well as additional sales calls as approved by the companies’ joint steering committee in annual marketing plans.
     At the time we entered into the agreement, Organon brought strong relationships in primary care, anesthesiology, hospitals and managed care to support AVINZA. Through the agreement with Organon, Ligand gained strong partner resource commitments in primary care, hospitals and managed care to maximize AVINZA’s potential as our largest near-term commercial opportunity. In addition, the agreement included a risk/return-balanced set of economics that incentivizes Organon to achieve much greater success than Ligand could alone, with a goal of providing a positive operational earnings driver to Ligand, and enabling an attractive return on our cumulative investments in AVINZA. Finally, the agreement was intended to strengthen our capabilities in retail and wholesale distribution, medical marketing and managed care to support AVINZA. Joint co-promotion efforts began in March of 2003.
     According to IMS Health National Prescription Audit (IMS NPA) data, AVINZA ended 2004 with a market share of prescriptions in the sustained-release opioid market of 3.9% compared to 1.4% at the end of 2003. Quarterly prescription market share for the three months ended December 31, 2004 was 4.3% compared to 2.7% for the three months ended December 31, 2003.
     In March 2004, Ligand and Organon announced plans to increase sales calls in 2004 to primary care physicians through increased call activity by Organon’s primary care sales force and by Ligand hiring an additional 36 representatives calling on top decile primary care physicians in a mirrored activity to Organon’s. The companies also announced plans for 2004 for increased calls to long-term care and hospice market segments through the

Organon sales and LTC/hospice infrastructure. Although these initiatives were in place during the second, third and fourth quarters of 2004, the sales call expansion and prescription increases anticipated were slower than expected.
     As part of an overall larger sales force realignment in Organon, a comprehensive territory rebalancing and AVINZA sales force restructuring was implemented in November 2004. This restructuring created approximately 370 AVINZA primary care territories with an estimated 60 AVINZA primary care physicians in each, eliminated the specialty sales force and placed specialty physicians into the hospital sales force call universe, and solidified a hospital sales force of 110 representatives. The primary care sales force was essentially focused on AVINZA and the hospital sales force called on specialists with AVINZA in position one.
     While the increased focus of the primary care representatives and the territory balancing of physicians was intended to be positive and increase sales call productivity over time, the immediate and near term effects including sales force turnover are believed to have impacted the quantity and quality of expected sales calls in 2004 and continuing into 2005. In addition, the Organon reorganization impacted the infrastructure and personnel available to execute the long-term care and hospice initiatives in the second half of 2004. The Organon reorganization and rebalancing, and the Ligand primary care sales force expansion may still improve sales call productivity in primary care over time, however, reacceleration of prescription demand and market share gains have not yet responded in the expected timeframes or in the expected quantities. This remains one of the key challenges of the co-promotion partners going forward.
     Under the companies’ agreement, Ligand records all sales of AVINZA. Organon’s compensation is structured as a percentage of net sales, based on Ligand’s standard accounting principles and generally accepted accounting principles (GAAP), which pays Organon for their efforts and also provides Organon an economic incentive for performance and results. In exchange, Ligand pays Organon a percentage of AVINZA’s net sales based on the following schedule:

% of Incremental Net Sales
Annual Net Sales of AVINZA	Paid to Organon by Ligand
$0-35 million (2003 only)	0% (2003 only)
$0-150 million	30%
$150-300 million	40%
$300-425 million	50%
> $425 million	45%
     Through the announcement of the restatement, Ligand calculated and paid Organon’s compensation according to its prior application of GAAP and its prior standard accounting principles. The restatement corrects the recognition of revenue for transactions involving AVINZA that did not satisfy all of the conditions for revenue recognition contained in SFAS 48 and SAB 104. Shipments made to wholesalers for AVINZA did not meet the revenue recognition criteria under GAAP and such transactions were restated using the sell-through method as opposed to the sell-in method previously used.
     Under the sell-through method used in the restatement and to be used on a going-forward basis, Ligand does not recognize revenue upon shipment of AVINZA to the wholesaler. As a result, Ligand believes it has overpaid Organon under the terms of the agreement by approximately $18.6 million through December 31, 2004. Ligand has notified Organon regarding the overpayment and its intention to apply such overpayment to future amounts due under the co-promotion agreement calculated under GAAP and its standard accounting principles. Organon has expressed its disagreement with this position and Ligand is currently in discussions with Organon. While the discussions continue, the payments made and under discussion are reflected in Ligand’s 2004 and 2003 consolidated financial statements as “co-promotion expense,” $9.2 million in 2004 and $9.4 million in 2003, respectively. Therefore, the consolidated financial statements included herein do not recognize the overpayment pending resolution of the matter. Until this matter is resolved, Ligand will continue to account for co-promotion expense based on net sales determined using the sell-in method.
     Additionally, both companies share equally all costs for advertising and promotion, medical affairs and clinical trials. Each company is responsible for its own sales force costs and other expenses. Both companies have made significant commitments to conduct a minimum number of sales calls, with AVINZA in primary or secondary position, over the term of the agreement.
     The initial term of the co-promotion agreement, which applies only to the U.S. market, is 10 years. Any time prior to the end of year five, Organon has an option to extend the agreement to 2017, the end of the term of a key AVINZA patent, by making a $75 million payment to us. Either party may terminate the agreement in the event that net sales of AVINZA during 2007 are less than a specified level. Further, either party may terminate the agreement upon material breach of the other party, including a failure of the other party to meet at least 95% of its minimum sales calls obligations or to use commercially reasonable efforts to market and promote AVINZA in accordance with the mutually agreed marketing plan, which includes the number, targeting and frequency of sales calls.
     To provide overall governance of the partnership, Organon and Ligand established a steering committee with three senior executives from each company. The chair of the steering committee alternates between Organon and Ligand on an annual basis. Organon and Ligand also formed a commercial committee to design and coordinate all sales, marketing and distribution activities for AVINZA. The commercial committee is co-chaired by one Organon and one Ligand employee. The commercial committee established a clinical/regulatory subcommittee to design and coordinate all medical, clinical and regulatory activities for AVINZA.
Ligand Product Development Programs
     We are developing several proprietary products for which we have worldwide rights for a variety of cancers and skin diseases, as summarized in the table below. This table is not intended to be a comprehensive list of our internal research and development programs. Many of the indications being pursued may present larger market opportunities for our currently marketed products. Our clinical development programs are primarily based on products discovered through our IR technology, with the exception of ONTAK, which was developed using Seragen’s fusion protein technology, and AVINZA, which was developed by Elan. Five of the products in our proprietary product development programs are retinoids, discovered and developed using our proprietary IR technology. Our research is based on our IR technology. See “Technology” for a discussion of our IR technology and retinoids.
     General Product Development Process. There are three phases in product development — the research phase, the preclinical phase and the clinical trials phase. See “Government Regulation” for a more complete description of the regulatory process involved in developing drugs. At Ligand, activities during the research phase include research related to specific IR targets and the identification of lead compounds. Lead compounds are chemicals that have been identified to meet pre-selected criteria in cell culture models for activity and potency against IR targets. More extensive evaluation is then undertaken to determine if the compound should enter preclinical development. Once a lead compound is selected, chemical modification of the compound is undertaken to create an optimal drug candidate.
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
     Clinical trials are typically conducted in three sequential phases that may overlap. In Phase I, the initial introduction of the pharmaceutical into humans, the emphasis is on testing for adverse effects, dosage tolerance, absorption, metabolism, distribution, excretion and clinical pharmacology. Phase II involves studies in a representative patient population to determine the efficacy of the pharmaceutical for specific targeted indications, to determine dosage tolerance and optimal dosage, and to identify related adverse side effects and safety risks. Once a compound is found to be effective and to have an acceptable safety profile in Phase II studies, Phase III trials are undertaken to evaluate clinical efficacy further and to test further for safety. Sometimes Phase I and II trials or Phase II and III trials are combined. In the U.S., the FDA reviews both clinical plans and results of trials, and may discontinue trials at any time if there are significant safety concerns. Once a product has been approved, Phase IV post-market clinical studies may be performed to support the marketing of the product.

Program	Disease/Indication	Development Phase
AVINZA	Chronic, moderate-to-severe pain	Marketed in U.S. Phase IV

ONTAK	CTCL	Marketed in U.S., Phase IV
	CLL	Phase II
	Peripheral T-cell lymphoma	Phase II
	B-cell NHL	Phase II
	NSCLC third line	Phase II

Targretin capsules	CTCL	Marketed in U.S. and Europe
	NSCLC first-line	Phase III
	NSCLC monotherapy	Planned Phase II/III
	NSCLC second/third line	Planned Phase II/III
	Advanced breast cancer	Phase II
	Renal cell cancer	Phase II

Targretin gel	CTCL	Marketed in U.S.
	Hand dermatitis (eczema)	Planned Phase II/III
	Psoriasis	Phase II

LGD4665 (Thrombopoietin oral mimic)	Chemotherapy-induced thrombocytopenias (TCP), other TCPs	IND Track

LGD5552 (Glucocorticoid agonists)	Inflammation, cancer	IND Track

Selective androgen receptor modulators, e.g., LGD3303 (agonist/antagonist)	Male hypogonadism, female & male osteoporosis, male & female sexual dysfunction, frailty. Prostate cancer, hirsutism, acne, androgenetic alopecia.	Pre-clinical
AVINZA Development Programs
     AVINZA (oral morphine sulfate extended-release capsules) is the first true once-a-day treatment for chronic moderate-to-severe pain in patients who require continuous, around-the-clock opioid therapy for an extended period of time. Approved by the FDA in March 2002, AVINZA consists of two components: an immediate-release component that rapidly achieves morphine concentrations in plasma, and an extended-release component that maintains plasma concentrations throughout a 24-hour dosing interval.
     In a poster presented at the American Pain Society (APS) annual meeting in March of 2005, AVINZA showed better control of chronic pain and improved sleep in a large study comparing once-daily AVINZA (once-a-day morphine sulfate extended-release capsules) to twice-daily OxyContin® (oxycodone hydrochloride controlled-release). In initial results of the first phase of the study, with 212 evaluable patients (105 in the AVINZA arm and 107 in the oxycodone CR arm) followed through two months, the study showed that at lower, mean morphine-equivalent doses, patients receiving AVINZA once daily demonstrated statistically significant better around the clock pain control (evaluated using the Brief Pain Inventory assessment instrument), statistically significant better quality of sleep (evaluated using the Pittsburgh Sleep Quality Index assessment instrument), and a statistically significant reduction in the total number of rescue medications. The final study results for all patients enrolled are expected later in 2005. The results from an additional four-month treatment phase to collect long-term comparator data are expected to be reported at the American Pain Society meeting in 2006.
     A second poster at the March 2005 APS meeting presented the initial results of a study evaluating AVINZA’s effects on various sleep measures for patients with chronic, moderate-to-severe osteoarthritis pain of the hip or knee who self-report trouble sleeping. This was a 29-patient, placebo/baseline-controlled, single blind study using both polysomnography and subjective sleep measurements to assess and better quantify sleep parameters. Preliminary results demonstrated AVINZA’s ability to provide improved quality and quantity of sleep as well as improved pain control. Final results are expected later in 2005.

     A third study of AVINZA, involving 507 patients, extends the findings of previously published controlled studies. The primary objective of this study was to measure the efficacy of once-daily AVINZA when used according to the package insert in patients with chronic non-cancer pain. Patients were recruited by office-based physicians. They were interviewed 4 times over a period of 3 months using questionnaires assessing pain, sleep, functional status, and rescue medication use. Measures were collected at baseline and at Month 1, 2, and 3. Interviews were conducted by phone or via the internet. The interim analysis, presented in a poster session at the College on Problems of Drug Dependence in June of 2005, showed that for patients who continue to take AVINZA for 3 months, 88% report their pain to be better compared to baseline and 88% rate AVINZA as effective or extremely effective. Full results are expected in late 2005.
ONTAK Development Programs
     ONTAK is a fusion protein that represents the first of a new class of targeted cytotoxic biologic agents. Rights to ONTAK were acquired from Eli Lilly in 1997 and in the acquisition of Seragen in 1998. ONTAK is marketed in the U.S. for patients with CTCL, which affects approximately 16,000 people in the U.S. In addition to ongoing CTCL trials, we are conducting clinical trials with ONTAK in patients with CLL, peripheral T-cell lymphoma, B-cell NHL, NSCLC, and GVHD, indications that represent significantly larger market opportunities than CTCL.
     In early 1999, ONTAK entered Phase II trials for the treatment of patients with NHL. NHL affects approximately 300,000 people in the U.S. and Ligand estimates that more than 50,000 of these patients would be candidates for ONTAK therapy. One multicenter study conducted by the Eastern Cooperative Oncology Group (ECOG) assessed ONTAK in patients with certain types of low-grade B-cell NHL who have previously been treated with at least one systemic anti-cancer treatment. The study results were presented at ASCO 2005 and showed the efficacy of ONTAK in patients with small cell lymphocytic lymphoma. A second multicenter trial evaluated ONTAK in 54 patients with relapsed/refractory low or intermediate grade lymphoma. The results of this study are being analyzed and are expected to be presented in 2006.
     Separately, a Phase II study of ONTAK in 45 patients with relapsed/refractory B-cell NHL was conducted by researchers from the M.D. Anderson Cancer Center and published in 2004 in the Journal of Clinical Oncology. The study enrolled late-stage, heavily pretreated patients (median of 4 prior treatments) and showed that 25% of the patients achieved a complete or partial response and an additional 20% achieved stabilization of disease. Furthermore, this study showed that ONTAK could be administered in patients with low blood counts, a patient population that cannot tolerate treatment with chemotherapy or radio-immunotherapy. On the basis of these favorable findings, two Phase II studies of ONTAK in relapsed/refractory B-cell lymphoma were launched in 2004. One multicenter trial conducted by Ligand is evaluating ONTAK in patients with poor blood cell counts at entry and another study conducted by investigators at MD Anderson Cancer Center is evaluating ONTAK plus Rituxan® (a monoclonal antibody marketed for the treatment of relapsed low grade lymphoma) in patients who have failed prior treatment with Rituxan. The interim results of the latter study have been submitted for presentation at a scientific meeting later in 2005.
     Investigators at MD Anderson Cancer Center also conducted a Phase II study on ONTAK in relapsed/refractory T-cell NHL. Interim results of this study were presented at ASH in 2004, which showed that in 17 evaluable patients, there was a 53% response rate with an additional 29% of patients experiencing stable disease. The final results of this study, which enrolled a total of 26 patients, have been submitted for presentation at a scientific meeting later in 2005. The company is also conducting a multicenter Phase II study of ONTAK plus a chemotherapy regimen designated as CHOP as first line treatment of patients with T-cell NHL. Although the CHOP chemotherapy regimen is considered as the standard of care for patients with T-cell NHL, about 50% of patients fail to achieve a complete response and, of those who respond, over 50% relapse within 2 years. The trial is designed to demonstrate whether the addition of ONTAK to CHOP will increase the response rate and the duration of response. Interim results of the trial are expected in 2006.
     ONTAK is also being evaluated to treat CLL, which affects more than 60,000 people in the U.S. Researchers from Wake Forest University conducted a multicenter Phase II study of ONTAK in patients with CD25-positive CLL who have failed prior treatment with fludarabine. The results of this pilot study were published in the journal Clinical Cancer Research in 2003 and showed that ONTAK reduced CLL in blood cells, lymph nodes and bone marrow. In the study, nine of 10 patients who received at least three courses of ONTAK experienced reductions in peripheral CLL cells, with three of these patients showing reductions of at least 99%. In addition, six of 10 patients showed reductions in the diameter of their cancerous lymph nodes, with one patient showing an 80% reduction. One of 12 evaluable patients showed a partial remission, with 80% node shrinkage and 100% clearance of CLL cells from bone marrow. Based on these encouraging results, three multicenter Phase II studies were launched in 2003 to further evaluate the role of ONTAK in patients with relapsed/refractory CLL. Preliminary results from one study of 18 patients conducted by investigators from Wake Forest University were reported at ASH in 2004 , and showed there was a 40% response rate among the 10 evaluable patients with fludarabine-refractory B-cell chronic lymphocytic leukemia. The investigators concluded that ONTAK “has activity in CLL with toxicities that can be managed with adequate premedication and close monitoring.” The final results of this study and another study conducted by the Hoosier Oncology Group are expected to be published later in 2005. The Company conducted a third trial which is nearing completion.
     Clinical trials with ONTAK have demonstrated benefits in patients with steroid-resistant acute graft-versus-host disease (GVHD) after allogeneic bone marrow transplantation. One Phase I-II study conducted by investigators from the Dana Farber Cancer Center in Boston enrolled 30 patients and the results were published in the journal Blood in 2004. The study established a dose of ONTAK that is safe in this patient population and showed that ONTAK resulted in a 71% response rate. Another multicenter Phase I-II study conducted by investigators from the Texas Transplant Institute enrolled 21 patients and the results were published in the journal Biology of Blood and Marrow Transplantation in 2005. The study confirmed that ONTAK can be safely administered in this patient population and that ONTAK achieved a 47% response rate at Day 36 of treatment with an additional 31% of patients achieving a response by Day 100. On the basis of these promising results, a randomized 4-arm study is being conducted by the Bone Marrow Transplant Network with NCI funding to evaluate the efficacy and safety of ONTAK and three other investigational agents in the primary treatment of acute GVHD.
     A multicenter Phase II study exploring the use of ONTAK as a monotherapy for patients with relapsed/refractory advanced NSCLC was conducted by investigators from the University of Cincinnati and completed in late 2004. The preliminary study results reported at the American Society of Clinical Oncology (ASCO) meeting in May of 2005 showed that ONTAK resulted in an unconfirmed partial response or disease stabilization in 40% of patients and noted an association between disease stabilization and an increase in a subset of T-lymphocytes in the circulation, suggesting that ONTAK’s effect could be ascribed to an activation of the immune system. These findings were consistent with the results of a study conducted by investigators from Duke University and presented at an oral session at ASCO in 2004 which showed that ONTAK significantly activated the immune system in patients with solid tumors receiving ONTAK in combination with an investigational anti-tumor vaccine.
Targretin Capsules Development Programs
     Targretin capsules are marketed in the U.S. for patients with refractory CTCL. Ligand also is investigating the use of Targretin capsules in several cancer and skin disease markets that represent significantly larger market opportunities than CTCL.
     In August 2000, we reported that Phase I/II clinical results demonstrated that Targretin capsules, in conjunction with chemotherapy, may be an effective treatment for patients with NSCLC and renal cell cancer. These results were published in the May 2001 issue of the Journal of Clinical Oncology. These results add to a growing body of evidence that suggests Targretin therapy may delay disease progression and extend survival of patients with some forms of solid tumors. This body of evidence led us to begin two large-scale Phase III clinical studies in 2001 to demonstrate conclusively Targretin capsules’ benefit in the treatment of patients with NSCLC. The studies were designed to support a supplemental indication for Targretin capsules for first-line treatment of patients with advanced NSCLC. One of these multicenter studies evaluated Targretin in combination with the chemotherapy drugs cisplatin and vinorelbine, and was conducted primarily in Europe and Latin America. The other multicenter study examined Targretin in combination with carboplatin and paclitaxel, and was conducted mainly in the U.S. Both studies were randomized with approximately 600 patients each, and had survival as the primary endpoint. Patient enrollments were completed in August and September 2003, respectively. The original statistical plan called for efficacy data analysis at the later of 456 deaths or twelve months following the last patient entered into each study. That plan, combined with the actual pace of accrual rates as observed in the last six months of the second study, would have resulted in a limited number of patients whose actual survival could be observed for two years or longer. The final statistical plan was modified as agreed with the FDA to specify the analysis trigger to be at the

456th death event or 18 months of follow-up from the date the last patient was entered into each study, whichever occurs later. Based on enrollment dates, that 18-month time point was reached in mid-March, 2005. This modification resulted in the majority of patients having between 1.5 and 2.5 years of follow-up observation based upon actual accrual rates. We also expected the assessment of projected two-year survival, the study secondary endpoint, to be enhanced by the revised statistical plan.
     We publicly released top-line data within approximately two weeks after the commencement of final data analysis showing that the trials did not meet their endpoints of improved overall survival and projected two-year survival. For both studies, the primary endpoint was overall survival and the secondary endpoint was Kaplan-Meier projected two-year survival. No statistically significant differences in primary or secondary endpoints in the intent to treat population were seen in either trial. In both trials, additional subset analysis completed after the initial intent to treat results were analyzed revealed a significant correlation between high-grade (grade 3 and 4) hypertriglyceridemia and increased survival, potentially identifying a large subgroup patient population that may receive significant survival benefit of added Targretin treatment in first line therapy. Data from both trials was presented during the plenary session at the 2005 annual ASCO meeting. Review of data from current and prior Phase II studies shows a similar correlation between hypertriglyceridemia and increased survival. The data will further shape our future plans for Targretin. If further studies are justified, they will be conducted on our own or with a partner or cooperative group.
     In 2003 we also began a Phase II study of Targretin as monotherapy for late-stage lung cancer patients who have failed at least two prior treatments with chemotherapy and/or biologic therapy. A poster presentation at the 2005 annual meeting of ASCO reported on the interim analysis of data covering all 146 patients enrolled. Patients in the study were heavily pre-treated, having received a median of three prior treatments, and 54% of these patients had already failed treatment with Iressa. Overall median survival was five months and overall one-year survival was 15 percent. The data was also analyzed to evaluate the survival of patients based on the triglyceride response to Targretin treatment, in view of the SPIRIT results reported earlier at this meeting that showed an improved survival in patients who showed high grade triglyceridemia after Targretin administration. With this subanalysis, two populations of patients were identified. Those with increased triglyceridemia (grade 1 – 4) had a median survival of 7 months (p<0.0001) and a projected 1 year survival of 23%, compared with those with no hypertriglyceridemia who had a median survival of 2 months and a projected 1 year survival of 5%. The data from this study provides new information for Targretin monotherapy for patients with third-line treatment or beyond and also adds additional support to the subgroup analysis that came out of our SPIRIT trials about a triglyceride biomarker that may identify patients with the potential to benefit from Targretin therapy. This information will factor into our evolving plans for further studies.
     The American Cancer Society estimates that approximately 170,000 Americans are diagnosed with lung cancer each year; of those approximately 80% were diagnosed with NSCLC.
     Our primary focus for Targretin capsules during 2005 continues to be NSCLC. We will, however, continue to explore in Phase II/III trials the potential of Targretin capsules in combination regimens for the treatment of patients in solid tumor indications.
Targretin Gel Development Program
     Targretin gel is marketed in the U.S. for patients with refractory CTCL. In 2002 and early 2003, we reported exciting Phase I/II data that showed 39% of patients with chronic, severe hand dermatitis improved by 90% or more after being treated with Targretin gel monotherapy. In addition, 79% of patients improved by at least 50%. Fifty-five patients with a history of chronic severe hand dermatitis for at least six months were enrolled in the 22-week, randomized, open-label study, which was designed to evaluate safety, tolerability and activity. Patients were treated with Targretin alone, Targretin in combination with a medium potency topical steroid, and Targretin in combination with a low potency topical steroid. Based on these promising results, we intend to design and implement Phase II/III registration trials in hand dermatitis in 2006/2007. There are many subtypes of hand dermatitis, and many causes. Most hand dermatitis is caused by contact with irritating environmental substances, such as chemicals, soaps and cleaning fluids, and some cases are caused by allergic reactions to a wide variety of environmental substances. We estimate that more than 4 million people in the United States have hand dermatitis and seek treatment.

     We filed an MAA for Targretin gel in Europe for CTCL in March of 2001, but withdrew it in 2002. Due to the small size of the European early stage CTCL market and the limited revenue potential of Targretin gel, we believed that the additional comparative clinical studies requested by the EMEA were not economically justified.
Thrombopoietin (TPO) Research Programs
     In our TPO program, we seek to develop our own drug candidates that mimic the activity of thrombopoietin (TPO) for use in the treatment or prophylaxis of thrombocytopenia with indications in a variety of conditions including cancer and disorders of blood cell formation. In 2005, we selected a TPO mimetic, LGD4665, as a clinical candidate. Our goal is to complete the preclinical studies necessary for filing an IND for this in 2006. Our partner GlaxoSmithKline (GSK) has two TPO mimics that were part of our collaboration with GSK in clinical trials: SB-497115 in Phase II and SB-559448 in Phase I. For a discussion of these clinical trials, see “Collaborative Research and Development Program – TPO/Inflammatory Disease/Oncology – Collaborative Program – GSK Collaboration.”
Selective Glucocorticoid Receptor Modulators Research and Development Program
     As part of the research and development collaboration we entered into with Abbott in 1994, Ligand received exclusive worldwide rights for all anti-cancer products discovered in the collaboration. When the research phase of the collaboration ended in July 1999, Abbott retained rights to certain SGRMs. We retained rights to all other compounds discovered through the collaboration, as well as recapturing technology rights. As a result, we then initiated an internal effort to develop SGRMs for inflammation, oncology and other therapeutic applications. As a result of that effort, in 2001, we moved several SGRMs into late preclinical development. During 2003, LGD5552 was designated a clinical candidate. Phase I studies are being planned for LGD5552. Additional preclinical studies are being conducted to determine the appropriate formulation and timing of IND filing. These non-steroidal SGRM molecules have anti-inflammatory activity that may be useful against diseases such as asthma and rheumatoid arthritis, as well as anti-proliferative effects that could be beneficial in treating certain leukemias and myelomas. Our goal is to develop novel products that maintain the efficacy of corticosteroids but lack the side effects of current therapies, which can include osteoporosis, hyperglycemia and hypertension.
     Another group of SGRMs from this program, selected from a different chemical class, are being targeted for the treatment of multiple myeloma and other blood cancers. The profile of these molecules is to have activity equal to dexamethasone but a significant reduction in side effects, particularly in bone and other parameters affecting quality of life.
SARM Programs
     We are pioneering the development of tissue selective SARMs, a novel class of non-steroidal, orally active molecules that selectively modulate the activity of the AR in different tissues, providing a wide range of opportunities for the treatment of many diseases and disorders in both men and women. Tissue-selective AR agonists or antagonists may provide utility in male HT and the treatment of patients with male hypogonadism, female & male osteoporosis, male & female sexual dysfunction, frailty, prostate cancer, hirsutism, acne, androgenetic alopecia, and other diseases. The use of androgen antagonists has shown efficacy in the treatment of prostate cancer, with three androgen antagonists currently approved by the FDA for use in the treatment of the disease. However, we believe that there is a substantial medical need for improved androgen modulators for use in the treatment of prostate cancer due to the significant side effects seen with currently available drugs.
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
     Consistent with this strategy, we formed in June 2001 a joint research and development alliance with TAP Pharmaceutical Products to focus on the discovery and development of SARMs. In December 2004, we announced the second extension of this collaboration for an additional year through June, 2006. Please see the “Collaborative

Research and Development Programs/Sex Hormone Modulators Collaborative Programs/TAP Collaboration” section below for more details on this alliance.
     As part of the TAP alliance, we exercised an option to select for development one compound and a back-up, LG 123303 and LG 123129, out of a pool of compounds available for development in the TAP field. The SARM agonist which we now refer to as LGD3303 was designated a clinical candidate in late 2004. Preclinical studies indicate that the compound may have utility for osteoporosis, male and female sexual dysfunction, frailty and male hypogonadism. In vivo studies in rodents indicate a favorable profile with anabolic effects on bone, but an absence of the prostatic hypertrophy that occurs with the currently marketed androgens.
Collaborative Research and Development Programs
     We are pursuing several major collaborative drug discovery programs to further develop the research and development of compounds based on our IR technologies. These collaborations focus on several large market indications as estimated (as of 2004, except contraception, which is as of 2002) in the table below.

Indication	Estimated U.S. Prevalence
Menopausal symptoms	50 million
Osteoporosis/osteopenia (men and women)	55 million
Dyslipidemias	109 million
Contraception	38 million
Type II diabetes	18 million
Breast cancer	.8 million
     As of August 31, 2005, 13 of our collaborative product candidates were in human development - lasofoxifene, bazedoxifene, bazedoxifene CE (PREMARIN combo), pipendoxifene, NSP989, NSP989 combo, LGD2941, GW516, LY818, LY929, LY674, SB497115, and SB559448. Please see Note 15 of the consolidated financial statements for a description of the financial terms of our key ongoing collaboration agreements. The table below summarizes our collaborative research and development programs, but is not intended to be a comprehensive summary of these programs.

Program		Disease/Indication	Development Phase	Marketing Rights
SEX HORMONE MODULATORS

SERMs

•	Lasofoxifene (1)	Osteoporosis prevention, vaginal atrophy	NDA and SNDA filed	Pfizer

•	Lasofoxifene	Breast cancer prevention, Osteoporosis treatment	Phase III	Pfizer

•	Bazedoxifene	Osteoporosis	Phase III	Wyeth

•	Bazedoxifene CE	Osteoporosis prevention Vasomoter symptoms	Phase III	Wyeth

•	Pipendoxifene (formerly ERA-923) (2)	Breast cancer	Phase II	Wyeth

PR modulators

•	NSP-989 (PR agonist) (3)	Contraception	Phase II	Wyeth

•	NSP-989 combo (PR agonist) (3)	Contraception	Phase I	Wyeth

SARMs

•	LGD 2941 (androgen agonist)	Osteoporosis, frailty, HT and sexual dysfunction	Phase I	TAP

METABOLIC/CARDIOVASCULAR DISEASES

PPAR modulators

•	GW516	Cardiovascular disease, dyslipidemia	Phase II	GlaxoSmithKline

•	LY818 (naveglitazar) (4)	Type II diabetes	Phase II	Lilly

•	LY929 (5)	Type II diabetes, metabolic diseases, dyslipidemia	Phase I	Lilly

•	LY674	Atherosclerosis/dyslipidemia	Phase II	Lilly

•	LYWWW (6)	Atherosclerosis	IND track	Lilly

•	Selective PPAR modulators	Type II diabetes, metabolic diseases, dyslipidemia	IND track	Lilly

•	LYYYY (6)	Atherosclerosis	Pre-clinical	Lilly

INFLAMMATORY DISEASES, ONCOLOGY

•	SB-497115 (TPO agonist)	Thrombocytopenia	Phase II	GlaxoSmithKline

•	SB-559448 (TPO agonist)	Thrombocytopenia	Phase I	GlaxoSmithKline

(1)	In September 2005, Pfizer announced receipt of a non-approvable letter from the FDA for the prevention of osteoporosis.

(2)	Pipendoxifene development has been terminated for oncology; it is currently on hold as a potential back-up to bazedoxifene.

(3)	On internal hold; strategic alternatives for Phase III development being explored.

(4)	Lilly decision to advance to Phase III announced March 2004; timing of initiation delayed by new FDA guidelines.

(5)	Product placed on internal hold.

(6)	Compound number not disclosed.

Sex Hormone Modulators Collaborative Programs
     The primary objective of our sex hormone modulators collaborative programs is to develop drugs for hormonally responsive cancers of men and women, hormone therapies, the treatment and prevention of diseases affecting women’s health, and hormonal disorders prevalent in men. Our programs, both collaborative and internal, target development of tissue-selective modulators of the PR, the ER and the AR. Through our collaborations with Pfizer and Wyeth, three SERM compounds are in development for osteoporosis, breast cancer, vaginal atrophy and vasomotor symptoms of menopause. In addition, we entered into a joint research and development program in 2001 with TAP Pharmaceutical Products to focus on the discovery and development of SARMs.
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
     We have milestone and royalty rights to lasofoxifene, which is being developed by Pfizer for osteoporosis prevention and other diseases. Portions of these royalty rights have been sold to Royalty Pharma AG. See “Royalty Pharma Agreement.”
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
     In August 2004, Pfizer submitted an NDA to the FDA for lasofoxifene for the prevention of osteoporosis in postmenopausal women. We earned a development milestone of approximately $2.0 million from Pfizer in connection with the filing. Under the terms of the agreement between Ligand and Pfizer, payment of milestones can occur in either cash or shares of Ligand common stock held by Pfizer. Pfizer elected to pay the milestone in stock and subsequently tendered 181,818 shares to the Company. We retired the tendered shares in September 2004. In September 2005, Pfizer announced the receipt of a non-approvable letter from the FDA for the prevention of osteoporosis. However, lasofoxifene continues in Phase III clinical trials by Pfizer for the treatment of osteoporosis.
     In December 2004, Pfizer filed a supplemental NDA for the use of lasofoxifene for the treatment of vaginal atrophy for which no additional milestone was due and which remains pending at the FDA.
     Wyeth Collaboration. In September 1994, we entered into a research and development collaboration with Wyeth-Ayerst Laboratories, the pharmaceutical division of American Home Products (AHP), to discover and develop drugs that interact with ERs or PRs for use in HT, anti-cancer therapy, gynecological diseases, and central nervous system disorders associated with menopause and fertility control. AHP has since changed its name to Wyeth. We granted Wyeth exclusive worldwide rights to all products discovered in the collaboration that are agonists or antagonists to the PR and ER for application in the fields of women’s health and cancer therapy.
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
     Wyeth has ongoing clinical studies with two SERMs from the collaboration. Wyeth is developing bazedoxifene (TSE-424) and bazedoxifene CE for the treatment of post-menopausal osteoporosis. We have milestone and royalty rights for bazedoxifene (TSE-424) and bazedoxifene CE. Portions of these royalty rights have been sold to Royalty Pharma AG. See “Royalty Pharma Agreement.”
     Phase III trials for bazedoxifene (TSE-424) and bazedoxifene CE were initiated in June 2001. In late 2002, Wyeth disclosed that it had completed enrollment in a Phase III osteoporosis prevention trial, and that it expected enrollment in a bazedoxifene fracture prevention trial to finish in 2003, and that bazedoxifene is on track for regulatory submission in 2005. In January of 2005, Wyeth indicated that it is now targeting the bazedoxifene regulatory submission for the first half of 2006. Wyeth has reiterated its commitment to developing bazedoxifene CE as a progesterone-free treatment for menopausal symptoms in the wake of the well-publicized Women’s Health Initiative (WHI) study of hormone therapies. Ligand believes it is important to recognize that bazedoxifene is a synthetic drug that was specifically designed to increase bone density and reduce cholesterol levels while at the same time protecting breast and uterine tissue. In other words, bazedoxifene may represent a potential solution to some of the side effects associated with progestin in the WHI study.
     Wyeth also has conducted Phase II studies of pipendoxifene (formerly ERA 923) for the treatment of breast cancer. In 2003, Wyeth began Phase II studies of NSP-989, a progesterone agonist that may be useful in contraception. These studies were completed in 2004. Wyeth also continues to do preclinical work in the area of PR antagonists.
     Organon (Akzo Nobel) Collaboration. In February 2000, we entered into a research and development collaboration with Organon to focus on small molecule compounds with potential effects for the treatment and prevention of gynecological diseases mediated through the PR. The objective of the collaboration is the discovery of new non-steroidal compounds that are tissue-selective in nature and that may have fewer side effects. Such compounds may provide utility in hormone therapy, oral contraception, reproductive diseases, and other hormone-related disorders. The initial research phase concluded in February 2002.
     TAP Collaboration. In June 2001, we entered into a joint research and development alliance with TAP Pharmaceutical Products to focus on the discovery and development of SARMs. SARMs may contribute to the prevention and treatment of diseases including hypogonadism (low testosterone), sexual dysfunction, male and female osteoporosis, frailty, and male HT. The three-year collaboration carries an option to extend by up to two additional one-year terms. In December 2004, we announced the second extension of this collaboration for an additional year through June 2006.
     Under the terms of the agreement, TAP received exclusive worldwide rights to manufacture and sell any products resulting from the collaboration in its field, which would include treatment and prevention of hypogonadism, male sexual dysfunction, female osteoporosis, male HT and other indications not retained by Ligand. We may also receive milestones and up to double-digit royalties as compounds are developed and commercialized. LGD 2941, an androgen agonist targeting osteoporosis and frailty, commenced Phase I development in April 2005. Ligand retains certain rights in the androgen receptor field, including the prevention or treatment of prostate cancer, benign prostatic hyperplasia, acne and hirsutism.
     In addition, we had an option at the expiration of the original three-year term to develop one compound not being developed by TAP in its field, with TAP retaining an option to negotiate to co-develop and co-promote such compounds with Ligand. We recently exercised our option to select one compound and a back-up for development, LG 123303 and LG 123129, out of a pool of compounds available for development in the TAP field. TAP retains certain royalty rights and an option to negotiate to co-develop and co-promote such compounds with us up to the end of Phase II development.
Metabolic and Cardiovascular Disease Collaborative Programs
     We are exploring the role of certain IRs, including the PPARs, in cardiovascular and metabolic diseases. PPARs, a subfamily of orphan IRs, have been implicated in processes that regulate plasma levels of very low density lipoproteins and triglycerides. See “Technology/Intracellular Receptor Technology” for a discussion of PPARs and orphan IRs. Data implicate PPARs in the mechanism of action of lipid-lowering drugs such as Lopid®. There are three subtypes of the PPAR subfamily with defined novel aspects of their action — alpha, beta and gamma. The subtype PPAR alpha appears to regulate the metabolism of certain lipids and is useful in treating hyperlipidemia. PPAR gamma plays a role in fat cell differentiation and cellular responses to insulin. Modulators of PPAR gamma activity (e.g., the glitazone class of insulin sensitizers) have utility in managing type II diabetes. PPARs are believed to function in cells in partnership with RXRs. In addition to compounds that act directly on PPARs and that may have utility in various cardiovascular and metabolic diseases, certain retinoids (e.g., Targretin capsules) are able to activate this RXR/PPAR complex and may also have utility in these disorders. We have two collaborative partners, GlaxoSmithKline and Lilly, in the areas of cardiovascular and metabolic diseases, with four compounds in clinical development.
     GlaxoSmithKline Collaboration. In September 1992, we entered into a research and development collaboration with Glaxo Wellcome plc (now GlaxoSmithKline) to discover and develop drugs for the prevention or treatment of atherosclerosis and other disorders affecting the cardiovascular system. The collaboration focuses on discovering drugs that produce beneficial alterations in lipid and lipoprotein metabolism in three project areas: (1) regulation of cholesterol biosynthesis and expression of a receptor that removes cholesterol from the blood stream, (2) the IRs influencing circulating HDL levels, and (3) PPARs, the subfamily of IRs activated by lipid lowering drugs such as Lopid and Atromid-S. The research phase was successfully completed in 1997 with the identification of a novel lead structure that activates selected PPAR subfamily members and the identification of a different lead compound that shows activity in preclinical models for lowering LDL cholesterol by up-regulating LDL receptor gene expression in liver cells. We retain the right to develop and commercialize products arising from the collaboration in markets not exploited by GlaxoSmithKline, or where GlaxoSmithKline is not developing a product for the same indication.
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
     Eli Lilly Collaboration. In November 1997, we entered into a research and development collaboration with Eli Lilly & Co. (Lilly) for the discovery and development of products based upon our IR technology with broad applications in the fields of metabolic diseases, including diabetes, obesity, dyslipidemia, insulin resistance and cardiovascular diseases associated with insulin resistance and obesity. Under the collaboration, Lilly received: (1) worldwide, exclusive rights to our compounds and technology associated with the RXR receptor in the field; (2) rights to use our technology to develop an RXR compound in combination with a SERM in cancer; (3) worldwide, exclusive rights in certain areas to our PPAR technology, along with rights to use PPAR research technology with the RXR technology; and (4) exclusive rights to our HNF-4 receptor and obesity gene promoter technology. Lilly has the right to terminate the development of compounds under the agreements. We would receive rights to certain of such compounds in return for a royalty to Lilly, the rate of which is dependent on the stage at which the development is terminated. In April 2002, Lilly and Ligand announced the companies would extend the collaboration until November of 2003. In May 2003, the companies announced the second and final extension of the collaboration through November 2004.
     Under the Lilly collaboration, we retained or received: (1) exclusive rights to independently research, develop and commercialize Targretin and other RXR compounds in the fields of cancer and dermatology; (2) an option to obtain selected rights to one of Lilly’s specialty pharmaceutical products; and (3) rights to receive milestones, royalties and options to obtain certain co-development and co-promotion rights for the Lilly-selected RXR compound in combination with a SERM.
     Our rights under the initial agreements have changed. In connection with the acquisition of Seragen in 1998, we obtained from Lilly its rights to ONTAK in satisfaction of our option to obtain selected rights to one of Lilly’s specialty pharmaceutical products. In November 2004, Ligand and Lilly agreed to amend the ONTAK royalty agreement to add options in 2005 that if exercised would restructure our royalty obligations on net sales of ONTAK. Under the revised agreement, Ligand and Lilly each had two options. We received options exercisable in January 2005 and April 2005 to buy down a portion of the Company’s ONTAK royalty obligation on net sales in the United States for total consideration of $33.0 million. Lilly received two options exercisable in July 2005 and October 2005 to trigger the same royalty buy-downs for total consideration of up to $37.0 million dependent on whether we have exercised one or both of our options.

     In January 2005 we exercised the first option which provided for a one-time payment of $20.0 million to Lilly in exchange for the elimination of our ONTAK royalty payment obligations in 2005 and a reduced reverse-tiered royalty scale on ONTAK sales in the U.S. thereafter. The second option, exercised in April 2005, provided for a one-time payment of $13.0 million to Lilly in exchange for the elimination of royalties on ONTAK net sales in the U.S. in 2006 and a reduced reverse-tiered royalty thereafter. Since both options were exercised, beginning in 2007 and throughout the remaining ONTAK patent life (2014), we will pay no royalties to Lilly on U.S. sales up to $38.0 million. Thereafter, we will pay royalties to Lilly at a rate of 20% on net U.S. sales between $38.0 million and $50.0 million; at a rate of 15% on net U.S. sales between $50.0 million and $72.0 million; and at a rate of 10% on net U.S. sales in excess of $72.0 million.
     In 1999, we agreed to focus our collaborative efforts on the RXR modulator second-generation program, which has compounds with improved therapeutic indices relative to the three first-generation compounds, and on co-agonists of the PPAR receptor program. In early 1999, Lilly opted not to proceed with the development of certain first-generation compounds, including Targretin, in the RXR program for diabetes. As a result of this decision, all rights to the oral form of Targretin reverted to us, and LGD1268 and LGD1324 returned to the pool of eligible RXR modulators for possible use in oncology in combination with a SERM under the collaboration agreement between Ligand and Lilly.
     In September 2001, we announced that we had earned an undisclosed milestone from Lilly as a result of Lilly’s filing with the FDA an IND for LY818 (naveglitazar), a PPAR modulator for type II diabetes and metabolic diseases. Naveglitazar entered Phase II studies early in 2003, resulting in a $1.5 million milestone payment. In March 2004, Lilly announced their decision to move naveglitazar into Phase III registration studies. Shortly afterwards, the FDA provided new guidance regarding preclinical and clinical safety assessments for current and future PPAR molecules in clinical development. Accumulated rodent data reviewed by the agency for a number of PPAR agonists (gamma, alpha or dual agonists), but not including naveglitazar, showed carcinogenicity findings that did not demonstrate adequate margins of safety to support continued clinical development with some members of this class of compounds. Based on this information, the new guidance provided by the FDA for all compounds in this class indicates that clinical studies longer than six months in duration cannot be initiated until two-year rodent carcinogenicity studies are completed and submitted for agency review. Any proposed studies of greater than six months duration have been placed on clinical hold until carcinogenicity data are reviewed and adequate margins of safety are demonstrated.
     Two-year carcinogenicity studies on naveglitazar are ongoing and data for evaluation should be available in 2005. While the full impact of these guidelines on naveglitazar clinical development plans and timelines is being reviewed, it is clear that, based on the timing of the completion of the carcinogenicity studies and subsequent FDA review of the data allowing the initiation of long-term safety studies, there will be an estimated delay of 18-24 months in the initiation of clinical studies of greater than six months duration. Lilly will review and revise their naveglitazar Phase III development plan accordingly.
     In June 2002, we announced that we had earned a $1.1 million milestone payment as a result of Lilly’s filing with the FDA an IND for LY929, a PPAR modulator for the treatment of Type II diabetes, metabolic diseases and dyslipidemias. In November 2002, we announced that we had earned a $2.1 million milestone payment as a result of Lilly’s filing with the FDA an IND for LY674, a PPAR modulator for the treatment of atherosclerosis. In July 2005, we announced that we had earned a $1.6 million milestone payment as a result of LY674 entering Phase II studies. We will receive additional milestones if these products continue through the development process, and royalties on product sales if the products receive marketing approval. Lilly also has two other PPAR compounds on IND track, the compound numbers for which have not been disclosed.
Inflammatory Disease Collaborative Program
     Abbott Collaboration. In July 1994, we entered into a research and development collaboration with Abbott Laboratories (“Abbott”) to discover and develop small molecule compounds for the prevention or treatment of inflammatory diseases. The collaborative program includes several molecular approaches to discovering modulators of glucocorticoid receptor activity that have significantly improved therapeutic profiles relative to currently known anti-inflammatory steroids such as prednisone and dexamethasone. The collaboration was focused on the development of novel non-steroidal glucocorticoids that maintain the efficacy of corticosteroids, but lack some or all of corticosteroids’ dose-limiting side effects. The research phase concluded in July 1999.
     When the research phase of the collaboration ended in July 1999, Abbott retained rights to certain selective glucorcorticoid receptor modulators, or SGRMs, whose development has now been slowed or halted. We retained rights to all other compounds discovered through the collaboration, as well as recaptured technology rights. Abbott will make milestone and royalty payments on products targeted at inflammation resulting from the collaboration. Each party will be responsible for the development, registration, and commercialization of the products in its respective field.
TPO / Inflamatory Disease / Oncology Collaborative Program
     GlaxoSmithKline Collaboration. In February 1995, we entered into a research and development collaboration with SmithKline Beecham (now GlaxoSmithKline) to use our proprietary expertise to discover and characterize small molecule, orally bioavailable drugs to control hematopoiesis (the formation and development of blood cells) for the treatment of a variety of blood cell deficiencies. In 1998, we announced the discovery of the first non-peptide small molecule that mimics in mice the activity of Granulocyte-Colony Stimulating Factor (“G-CSF”), a natural protein that stimulates production of infection-fighting neutrophils (a type of white blood cell). While this lead compound has only been shown to be active in mice, its discovery is a major scientific milestone and suggests that orally active, small-molecule mimics can be developed not only for G-CSF, but for other cytokines as well.
     A number of lead molecules have been found that mimic the activity of natural growth factors for white cells and platelets. In the fourth quarter of 2002, we earned a $2.0 million milestone payment from GlaxoSmithKline, which has begun human trials of SB-497115, an oral, small molecule drug that mimics the activity of thrombopoietin (TPO), a protein factor that promotes growth and production of blood platelets. In February 2005, we announced that we had earned a $1 million milestone payment from GlaxoSmithKline with that company’s commencement of Phase II trials of SB-497115. In June 2005, we earned a $2 million milestone payment as SB-559448, a second TPO agonist began Phase I development. There are no approved oral TPO agents for the treatment or prevention of thrombocytopenias (decreased platelet count). Investigational use of injectable forms of recombinant human TPO has been effective in raising platelet levels in cancer patients undergoing chemotherapy, and has led to accelerated hematopoietic recovery when given to stem cell donors. Some of these investigational treatments have not moved forward to registration due to the development of neutralizing antibodies. Thus, a small molecule TPO mimic with no apparent immunogenic potential and oral activity that may facilitate dosing may provide an attractive therapeutic profile for a major unmet medical need.
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
Dermatology Collaborative Program
     Allergan. In September 1997, in conjunction with the buyback of Allergan Ligand Retinoid Therapeutics, Inc. (ALRT), we agreed with Allergan to restructure the terms and conditions relating to research, development, and commercialization and sublicense rights for the ALRT compounds. Under the restructured arrangement, we received exclusive, worldwide development, commercialization, and sublicense rights to Panretin capsules and Panretin gel, LGD1550, LGD1268 and LGD1324. Allergan received exclusive, worldwide development, commercialization and sublicense rights to LGD4310, an RAR antagonist. Allergan also received LGD4326 and LGD4204, two advanced preclinical RXR selective compounds. In addition, we participated in a lottery with Allergan for each of the approximately 2,000 retinoid compounds existing in the ALRT compound library as of the closing date, with each party acquiring exclusive, worldwide development, commercialization, and sublicense rights to the compounds that they selected. We and Allergan will each pay the other a royalty based on net sales of products developed from the compounds selected by each in the lottery and the other ALRT compounds to which each acquires exclusive rights. We will also pay to Allergan royalties based on our net sales of Targretin for uses other than oncology and dermatology indications. In the event that we license commercialization rights to Targretin to a third party, we will pay to Allergan a percentage of royalties payable to us with respect to sales of Targretin other than in oncology and dermatology indications. During 2001, Allergan elected not to proceed with development of AGN4310 for mucocutaneous toxicity.
Royalty Pharma Agreement
     In March 2002, we announced an agreement with Royalty Pharma AG, which purchased rights to a share of future royalty payments from our collaborative partners’ sales of three SERMs in Phase III development. The SERM products included in the transaction are lasofoxifene, which is being developed for osteoporosis and other indications at Pfizer, bazedoxifene and bazedoxifene CE (PREMARIN combo) which are in development at Wyeth for osteoporosis and for vasomotor symptoms of menopause. (See the detailed discussions of these products under the Pfizer and Wyeth collaborations above.)
     Since March 2002, and following certain amendments to the original agreement, Royalty Pharma has acquired cumulative rights to 3.0125% of the potential future net sales of the three SERM products for an aggregate of $63.3 million. In addition, in December 2002 Royalty Pharma agreed to acquire a 1.0% royalty interest in the Company’s net sales of Targretin capsules from January 2003 through 2016 for $1.0 million.
     Under the terms of the agreements, payments from the royalty rights purchase are non-refundable, regardless of whether the products are ever successfully registered or marketed. Milestone payments owed by our partners as the products complete development and registration are not included in the Royalty Pharma agreement and will be paid to us as earned.
Technology
     In our successful efforts to discover new and important medicines, we and our academic collaborators and consultants have concentrated on two areas of research: advancing the understanding of the activities of hormones and hormone-related drugs, and making scientific discoveries related to IR technology. We believe that our expertise in this technology will enable us to develop novel, small-molecule drugs acting through IRs with more target-specific properties than currently available drugs. Our efforts may result in improved therapeutic and side effect profiles and new indications for IRs. IRs are families of transcription factors that change cell function by selectively turning on or off particular genes in response to circulating signals that impinge on cells. In addition to our proprietary IR technology, we have acquired fusion protein technology, which was used by Seragen in the development of ONTAK.
Intracellular Receptor Technology
     Hormones occur naturally within the body and control processes such as reproduction, cell growth and differentiation. Hormones generally fall into two classes, non-peptide hormones and peptide hormones. Non-peptide hormones include retinoids, sex steroids (estrogens, progestins and androgens), adrenal steroids (glucocorticoids and mineralocorticoids), vitamin D and thyroid hormone. These non-peptide hormones act by binding to their corresponding IRs to regulate the expression of genes in order to maintain and restore balanced cellular function within the body. Hormonal imbalances can lead to a variety of diseases. The hormones themselves and drugs that mimic or block hormone action may be useful in the treatment of these diseases. Furthermore, hormone mimics (agonists) or blockers (antagonists) can be used to treat diseases in which the underlying cause is not hormonal imbalance. The effectiveness of IRs as drug targets is clearly demonstrated by currently available drugs acting through IRs for several diseases. However, the use of most of these drugs has been limited by their often significant side effects. Examples of currently marketed hormone-related drugs acting on IRs are glucocorticoids (steroids used to treat inflammation), natural and synthetic estrogens and progesterones (used for hormone therapy and contraception), tamoxifen (an estrogen antagonist used in the treatment of breast cancer), and various retinoids such as Accutane® and Retin-A® (used to treat acne) and Dovonex® (used to treat psoriasis).
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
     IR Superfamily. The receptors for non-peptide hormones are closely related members of a superfamily of proteins known as IRs. Human IRs for all the known non-peptide hormones now have been cloned, in many cases by our scientists or our collaborators. The structure and underlying mechanism of action of IRs have many common features, such that drug discovery insights about one IR often can be directly applied to other members of the IR superfamily, bringing synergy to our IR-focused drug discovery efforts. First-generation drugs were developed and commercialized for their therapeutic benefits prior to the discovery of IRs. As a result, they often cross-react with the IRs for hormones other than the intended target, which can result in significant side effects. The understanding that IRs are structurally similar has enabled us to determine the basis for the side effects of some first-generation drugs and to discover improved drug candidates.
     IR Subtypes. For some of the non-peptide hormones, several closely related but non-identical IRs, known as IR subtypes, have been discovered. These include six subtypes of the IRs for retinoids, two subtypes of the IRs for thyroid hormone, two subtypes for the ER, and three subtypes for the PPARs. Patent applications covering many of these IR subtypes have been exclusively licensed by us. We believe that drugs capable of selective modulation of IR subtypes will allow more specific pharmacological intervention that is better matched to therapeutic need. Targretin, an RXR-selective molecule, was discovered as a result of our understanding of retinoid receptor subtypes.
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
     The six RRs that have been identified to date can be grouped in two subfamilies — RARs and RXRs. Patent applications covering members of both families of RRs have been licensed exclusively to us primarily from The Salk Institute. The RR subtypes appear to have different functions, based on their distribution in various tissues within the body and data arising from in vitro and in vivo studies, including studies of transgenic mice. Several of the retinoids currently in commercial use are either non-selective in their pattern of RR subtype activation or are not ideal drugs for other reasons. We are developing chemically synthesized retinoids that, by selectively activating RR subtypes, may preserve desired therapeutic effects while reducing side effects.
     We have three retinoid products approved by the FDA (Panretin gel, Targretin capsules and Targretin gel) and two retinoid products in clinical trials (Targretin capsules and Targretin gel ). Panretin gel incorporates 9-cis retinoic acid, a retinoid isolated and characterized by us in 1991 in collaboration with scientists at The Salk Institute and Baylor College of Medicine. 9-cis retinoic acid is the first non-peptide hormone discovered in more than 25 years and appears to be a natural ligand for the RAR and RXR subfamilies of retinoid receptors. Bexarotene, the active substance in Targretin, is a synthetic retinoid developed by us that shows selective retinoid receptor subtype activity that is different from that of 9-cis retinoic acid, the active substance in Panretin. Targretin selectively activates a subclass of retinoid receptors called RXRs. RXRs play an important role in the control of a variety of cellular functions.
     RXRs. RXRs can form a dimer with numerous IRs, such as the PPAR, LXR, RAR, thyroid hormone and vitamin D receptors. While RXRs are widely expressed, their IR partners are more selectively expressed in different tissues, such as liver, fat or muscle. As a result, compounds that bind RXRs offer the unique potential to treat a variety of diseases, including cancer and metabolic diseases. In preclinical models of type II diabetes, RXR agonists appear to stimulate the physiological pathways responsive to RXR/PPAR receptor partners expressed in key target tissues that are involved in glucose metabolism. As a result, a discrete set of genes is activated in these tissues, resulting in a decrease in serum glucose levels and insulin.
     Orphan Receptors. More than 40 additional members of the IR superfamily that do not interact with the known non-peptide hormones have been discovered. These members of the IR superfamily have been designated orphan receptors. We believe that among the orphan IRs there may be receptors for uncharacterized small molecule hormones, and that the physiological roles of the various orphan IRs are likely to be diverse. We have devised strategies to isolate small molecules that interact with orphan IRs. In 1999, we invested in and exclusively licensed specified orphan IR technology to a new private corporation, X-Ceptor Therapeutics, Inc. (“X-Ceptor”). Under the 1999 license agreement, we will receive a royalty of 1.5% on net sales of any products which are discovered using the licensed technologies.
Fusion Protein Technology
     Our fusion protein technology was developed by Seragen, which we acquired in 1998. Seragen’s fusion proteins consist of a fragment of diphtheria toxin genetically fused to a ligand that binds to specific receptors on the surface of target cells. Once bound to the cell, the fusion proteins are designed to enter the cell and destroy the ability of the cell to manufacture proteins, resulting in cell death. Using this platform, Seragen genetically engineered six fusion proteins, each of which consists of a fragment of diphtheria toxin fused to a different targeting ligand, such as a polypeptide hormone or growth factor. ONTAK, which is approved in the U.S. for the treatment of patients with persistent or recurrent CTCL, is a fusion protein consisting of a fragment of diphtheria toxin genetically fused to a part of interleukin-2. In addition to treatment of CTCL, fusion proteins may have utility in oncology, dermatology, infectious diseases, and autoimmune diseases. Seragen has entered into exclusive license agreements with Harvard University and other parties for patents related to fusion protein technology and has been issued six U.S. patents for improvements in the technology licensed from Harvard University.
Academic Collaborations
     To date, we have licensed technology from The Salk Institute, Baylor College of Medicine and other academic institutions and developed relationships with key scientists to further the development of our core IR technology.
     The Salk Institute of Biological Studies. In 1988, we established an exclusive relationship with The Salk Institute, which is one of the research centers in the area of IR technology. We amended and restated this agreement in April 2002. Under our agreement, we have an exclusive, worldwide license to certain IR technology developed in the laboratory of Dr. Ronald Evans, a Salk professor and Howard Hughes Medical Institute Investigator. Dr. Evans cloned and characterized the first IR in 1985 and is an inventor of the co-transfection assay used by us to screen for IR modulators. Under the agreement, we are obligated to make certain royalty payments based on sales of certain products developed using the licensed technology, as well as certain minimum annual royalty payments and a percentage of milestones and certain other payments received. The agreement also provides that we have the option of buying out future royalty payments as well as milestone and other payment-sharing obligations on a product-by-product basis by paying the Salk a lump sum calculated using a formula in the agreement. In March 2004, we paid the Salk $1.12 million to exercise this buyout option with respect to lasofoxifene, a product under development by Pfizer for the prevention of osteoporosis in postmenopausal women. In December of 2004 Pfizer filed a supplemental NDA for the use of lasofoxifene for the treatment of vaginal atrophy. As a result of the supplemental lasofoxifene NDA filing, we exercised an option in January 2005 to pay The Salk Institute $1.12 million to buy out royalty payments due on future sales of the product in this additional indication. See the discussion above regarding “Collaborative Research and Development Programs.”
     We have also entered into a consulting agreement with Dr. Evans that continues through February 2008. Dr. Evans serves as Chairman of Ligand’s Scientific Advisory Board.
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
Manufacturing
     We currently have no manufacturing facilities and, accordingly, rely on third parties, including our collaborative partners, for commercial or clinical production of any products or compounds. During 2004, each of our major products was manufactured by a single supplier: Elan manufactures AVINZA; Cambrex manufactures ONTAK and Cardinal Health and Raylo manufacture Targretin capsules. In 2004, we entered into contracts with Cardinal Health to provide a second source for AVINZA, and with Hollister-Stier to fill and finish ONTAK. In July 2005, we announced that the FDA approved the Hollister-Stier facility for fill/finish of ONTAK. In August 2005, the FDA approved the production of AVINZA at a Cardinal Health facility which provides a second source of supply, thus diversifying the AVINZA supply chain and increasing production capacity.
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
Quality Assurance
     Our success depends in great measure upon customer confidence in the quality of our products and in the integrity of the data that support their safety and effectiveness. The quality of our products arises from our commitment to quality in all aspects of our business, including research and development, purchasing, manufacturing and distribution. Quality assurance procedures have been developed relating to the quality and integrity of our scientific information and production processes.
     Control of production processes involves rigid specifications for ingredients, equipment, facilities, manufacturing methods, packaging materials, and labeling. Control tests are made at various stages of production processes and on the final product to assure that the product meets all regulatory requirements and our standards. These tests may involve chemical and physical testing, microbiological testing, preclinical testing, human clinical trials, or a combination of these trials.

Commercial
     In late 1998, we assembled a specialty oncology and HIV-center sales and marketing team to market in the U.S. products developed, acquired or licensed by us. In late 1999, we expanded our U.S. sales force from approximately 20 to approximately 40 sales representatives to support the launch of Targretin capsules and Targretin gel and increase market penetration of ONTAK and Panretin gel. In 2001, we expanded our sales force to approximately 50 sales representatives, including approximately 20 full-time contract sales representatives who focused on the dermatology market. In 2002, to support the launch of AVINZA, we redirected these contract sales representatives to call on high-prescribing pain specialists. Also in 2002, we hired approximately another 30 representatives to call on pain specialists, bringing the total number of representatives selling only AVINZA to approximately 50. In 2003, we expanded our specialty pain sales force to approximately 70 representatives. In addition, more than 700 Organon sales representatives began promoting AVINZA as a result of the co-promotion agreement we established in early 2003. During 2004, 36 additional Ligand specialty sales representatives were hired to promote AVINZA to top-decile, primary-care physicians. In November of 2004, an AVINZA sales force restructuring was implemented to improve sales call coverage and effectiveness (see “AVINZA Co-Promotion Agreement with Organon”). At the end of 2004, we had approximately 25 sales representatives promoting our in-line oncology products. At August 31, 2005, we had approximately 130 U.S. sales territories.
     Internationally, through marketing and distribution agreements with Elan, Ferrer International and Sigma Tau (rights transferred from Alfa Wassermann in October 2005), we have established marketing and distribution capabilities in Europe, as well as Central and South America. In February 2004, Elan and Medeus Pharma Limited (now “Zeneus”) announced that Zeneus had acquired Elan’s European sales and marketing business, and that the acquisition included the marketing and distribution rights to certain Ligand products in Europe.
     In the second half of 2004, we entered into fee-for-service agreements (or distribution service agreements) for each of our products, other than Panretin, with the majority of our wholesaler customers. In exchange for a set fee, the wholesalers have agreed to provide us with certain information regarding product stocking and out-movement; agreed to maintain inventory quantities within specified minimum and maximum levels; inventory handling, stocking and management services; and certain other services surrounding the administration of returns and chargebacks. In connection with implementation of the fee-for-service agreements, we no longer offer these wholesalers promotional discounts or incentives and as a result, we expect a net improvement in product gross margins as volumes grow. Additionally, we believe these arrangements will provide lower variability in wholesaler inventory levels and improved management of inventories within and between individual wholesaler distribution centers that we believe will result in a lower level of product returns compared to prior periods.
     For the year ended December 31, 2004, shipments to three wholesale distributors each accounted for more than 10% of total shipments and in the aggregate represented 77% of total shipments. These were AmerisourceBergen Corporation, Cardinal Health, Inc., and McKesson Corporation.
     Our practices with respect to working capital items are similar to comparable companies in the industry. We accept the return of pharmaceuticals that have reached their expiration date. Our policy for returns allows customers, primarily wholesale distributors, to return our oncology products three months prior to and six months after expiration. For ONTAK, customers are generally allowed to return product in exchange for replacement ONTAK vials. Our policy for returns of AVINZA allows customers to return the product six months prior to and six months after expiration.
     Substantially all of our revenues are attributable to customers in the United States; likewise, substantially all of our long-lived assets are located in the United States.
     For further discussion of these items, see below under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Research and Development Expenses
     Research and development expenses were $65.2 million, $66.7 million and $59.1 million in fiscal 2004, 2003 and 2002, respectively, of which approximately 88%, 84% and 75%, respectively, we sponsored, and the remainder of which was funded pursuant to collaborative research and development arrangements.
Competition
     Some of the drugs we are developing will compete with existing therapies. In addition, a number of companies are pursuing the development of novel pharmaceuticals that target the same diseases we are targeting. A number of pharmaceutical and biotechnology companies are pursuing IR-related approaches to drug discovery and development. Furthermore, academic institutions, government agencies, and other public and private organizations conducting research may seek patent protection with respect to potentially competing products or technologies and may establish collaborative arrangements with our competitors.
     Our marketed products also face competition. The principal products competing with our products targeted at the cutaneous t-cell lymphoma market are Supergen/Abbott’s Nipent and interferon, which is marketed by a number of companies, including Schering-Plough’s Intron A. Products that compete with AVINZA include Purdue Pharma L.P.’s OxyContin and MS Contin and potentially Palladone (launched in early 2005 and subsequently withdrawn from the market), Janssen Pharmaceutica Products, L.P.’s Duragesic, aai Pharma’s Oramorph SR, Alpharma’s Kadian, and generic sustained release morphine sulfate, oxycodone and fentanyl. Many of our existing or potential competitors, particularly large drug companies, have greater financial, technical and human resources than us and may be better equipped to develop, manufacture and market products. Many of these companies also have extensive experience in preclinical testing and human clinical trials, obtaining FDA and other regulatory approvals and manufacturing and marketing pharmaceutical products.
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
     We are also increasingly subject to regulation by the states. A number of states now regulate, for example, pharmaceutical marketing practices and the reporting of marketing activities, controlled substances such as our AVINZA product, clinical trials and general commercial practices. We have developed and are developing a number of policies and procedures to ensure our compliance with these state laws, in addition to the federal regulations described above. Significant resources are now required on an ongoing basis to ensure such compliance. For a discussion of the risks associated with government regulations, see “Risks and Uncertainties.”
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
     As of August 31, 2005, we have filed or participated as licensee in the filing of approximately 65 currently pending patent applications in the United States relating to our technology, as well as foreign counterparts of certain of these applications in many countries. In addition, we own or have licensed rights covered by approximately 377 patents issued or applications, granted or allowed worldwide, including United States patents and foreign counterparts to United States patents. Except for a few patents and applications which are not material to our commercial success, these patents and applications will expire between 2005 and 2021. Our marketed products are expected to have patent protection in the United States and Europe that does not expire until between 2011 and 2017. Subject to compliance with the terms of the respective agreements, our rights under our licenses with our exclusive licensors extend for the life of the patents covering such developments. For a discussion of the risks associated with patent and proprietary rights, see “Risks and Uncertainties.”
     In December 2004, the United States Patent and Trademark Office declared an interference proceeding at our request between a patent application owned by Ligand claiming bexarotene (the active ingredient in our Targretin products) and related technology and an issued patent owned jointly by SRI International and The Burnham Institute. The patent owned jointly by SRI International and The Burnham Institute was exclusively licensed to Ligand in return for a royalty and other terms. In March 2005, we reached a settlement agreement with SRI and Burnham wherein SRI and Burnham agreed to concede priority of the bexarotene claims to Ligand and assign its patent and related rights to Ligand. In return, we will continue to pay to SRI and Burnham a royalty on Bexarotene at a lower rate and would pay the same royalty on any future products that may be covered by the related patents assigned to Ligand. The royalty would be payable for the relevant patent terms, including any additional patent term to which our patent application for bexarotene would be entitled.
Human Resources
     As of August 31, 2005, we had 519 full-time employees, of whom 238 were involved directly in scientific research and development activities. Of these employees, approximately 70 hold Ph.D. or M.D. degrees.

Risks and Uncertainties
     The following is a summary description of some of the many risks we face in our business. You should carefully review these risks in evaluating our business, including the businesses of our subsidiaries. You should also consider the other information described in this report.
Risks Related to the Restatement
The restatement of our consolidated financial statements has had a material adverse impact on us, including increased costs, the increased possibility of legal or administrative proceedings, delisting from the NASDAQ National Market, and a default under our factoring arrangement.
We determined that our consolidated financial statements for the years ended December 31, 2002 and 2003, and as of and for the quarters of 2003, and for the first three quarters of 2004, as described in more detail in Note 2 to the Consolidated Financial Statements should be restated. As a result of these events, we have become subject to a number of additional risks and uncertainties, including:
▪	We have incurred substantial unanticipated costs for accounting and legal fees in 2005 in connection with the restatement. Although the restatement is complete, we expect to continue to incur such costs as noted below.

▪	We have been named in a number of lawsuits that began in August 2004 and an additional lawsuit filed in October 2005 claiming to be class actions and shareholder derivative actions. As a result of our restatement the plaintiffs in these lawsuits may make additional claims, expand existing claims and/or expand the time periods covered by the complaints. Other plaintiffs may bring additional actions with other claims, based on the restatement. If such events occur, we may incur additional substantial defense costs regardless of their outcome. Likewise, such events might cause a diversion of our management’s time and attention. If we do not prevail in any such actions, we could be required to pay substantial damages or settlement costs.

▪	The Securities and Exchange Commission (SEC) has instituted a formal investigation of the Company’s consolidated financial statements. This investigation will likely divert more of our management’s time and attention and cause us to incur substantial costs. Such investigations can also lead to fines or injunctions or orders with respect to future activities, as well as further substantial costs and diversion of management time and attention.

▪	In October 2005, a lawsuit was filed in the Court of Chancery in the State of Delaware by Third Point Offshore Fund, Ltd. requesting the Court to order us to hold an annual meeting for the election of directors within 60 days of an order by the Court. We agreed to settle this matter with Third Point and to schedule the annual meeting for January 31, 2006. Third Point has indicated that it will solicit proxies to elect at least three directors at that meeting. We may incur substantial costs in connection with the annual meeting regardless of the outcome. Likewise, any proxy contest might cause a diversion of our management’s time and attention.

▪	The need to reconsider our accounting treatment and the restatement of our consolidated financial statements caused us to be late in filing our required reports on Form 10-K for December 31, 2004 and Forms 10-Q for the quarters ended March 31, 2005 and June 30, 2005, respectively, which caused us to be delisted from NASDAQ National Market. See “Our common stock was delisted from the NASDAQ National Market which may reduce the price of our common stock and the levels of liquidity available to our stockholders and cause confusion among investors” for additional discussion regarding the NASDAQ delisting.

▪	The Company has entered into a long term factoring arrangement under which eligible accounts receivable are sold without recourse to a finance company. The agreement requires that the Company’s consolidated financial statements be provided within 120 days after year end. A waiver of the financial reporting covenant has been granted through December 31, 2005. Our inability to maintain the waivers of the financial reporting covenant could impact our ability to continue factoring our receivables. Our inability to obtain adequate working capital through the factoring arrangement could adversely affect our business and our liquidity.
Material weaknesses or deficiencies in our internal control over financial reporting could harm stockholder and business confidence on our financial reporting, our ability to obtain financing and other aspects of our business.
     Maintaining an effective system of internal control over financial reporting is necessary for us to provide reliable financial reports. In November 2005, we restated our consolidated financial statements for the years ended 2002 and 2003, and the 2003 quarterly periods and first three quarters of 2004. We also identified and reported a number of material weaknesses in our internal control over financial reporting, as described in Item 9A of our Annual Report on Form 10-K for the period ended December 31, 2004.
     As a result of these material weaknesses, management’s assessment concluded that our internal controls over financial reporting are ineffective. Some of the identified material weaknesses have not been fully addressed. It is also possible that additional material weaknesses will be identified in the future. Until we remediate the remaining material weaknesses we have the risk of another restatement.
     The material weaknesses in our internal control over financial reporting related to the lack of controls and procedures to ensure that revenues are recognized in accordance with generally accepted accounting principles, the lack of controls and procedures to prevent shipping of short-dated products, the lack of adequate manpower and insufficient qualified accounting personnel to identify and resolve complex accounting issues, the lack of adequate record keeping and documentation of past transactional accounting decisions, the lack of controls over accruals and cut-offs, and the lack of controls surrounding financial reporting and close procedures.
     Because we have concluded that our internal control over financial reporting is not effective and our independent registered public accountants issued an adverse opinion on the effectiveness of our internal controls, and to the extent we identify future weaknesses or deficiencies, there could be material misstatements in our consolidated financial statements and we could fail to meet our financial reporting obligations. As a result, our ability to obtain additional financing, or obtain additional financing on favorable terms, could be materially and adversely affected, which, in turn, could materially and adversely affect our business, our financial condition and the market value of our securities. In addition, perceptions of us could also be adversely affected among customers, lenders, investors, securities analysts and others. Current material weaknesses or any future weaknesses or deficiencies could also hurt confidence in our business and consolidated financial statements and our ability to do business with these groups.
Our revenue recognition policy has changed to the sell-through method which is currently not used by most companies in the pharmaceutical industry which will make it more difficult to compare our results to the results of our competitors.
     Because our revenue recognition policy has changed to the sell-through method which reflects products sold through the distribution channel, we do not recognize revenue for the domestic product shipments of AVINZA, ONTAK, Targretin capsules and Targretin gel. Under our previous method of accounting, product sales were recognized at time of shipment.
     Under the sell-through revenue recognition method, future product sales and gross margins may be affected by the timing of certain gross to net sales adjustments including the cost of certain services provided by wholesalers under distribution service agreements, and the impact of price increases. Cost of products sold and therefore gross margins for our products may also be further impacted by changes in the timing of revenue recognition. Additionally, our revenue recognition models incorporate a significant amount of third party data from our wholesalers and IMS. Such data is subject to estimates and as such, any changes or corrections to these estimates identified in later periods, such as changes or corrections occurring as a result of natural disasters or other disruptions, including Hurricane Katrina, could affect the revenue that we report in future periods.
     As a result of our change in revenue recognition policy and the fact that the sell-through method is not widely used by our competitors, it may be difficult for potential and current stockholders to assess our financial results and compare these results to others in our industry. This may have an adverse effect on our stock price.

     Primarily due to the change to the sell-through method, net product sales decreased by $12.8 million, $8.1 million, and $9.2 million for the quarters ended September 30, 2004, June 30, 2004, and March 31, 2004, respectively. Net product sales decreased by $25.5 million, $13.4 million, $12.8 million, and $7.5 million for the quarters ended December 31, 2003, September 30, 2003, June 30, 2003 and March 31, 2003, respectively. For the years ended December 31, 2003 and 2002, net product sales were reduced by $59.2 million and $24.2 million, respectively. At December 31, 2004, 2003, and 2002, the current portion of net deferred revenue totaled $152.5 million, $105.7 million, and $48.6 million (unaudited), respectively. See Management’s Discussion and Analysis, “Effects of the Sell-Through Method.”
Our new revenue recognition models under the sell-through method are extremely complex and depend upon the accuracy and consistency of third party data as well as dependence upon key finance and accounting personnel to maintain and implement the controls surrounding such models.
     We have developed revenue recognition models under the sell-through method that are unique to the Company’s business and therefore are highly complex and not widely used in the pharmaceutical industry. The revenue recognition models incorporate a significant amount of third party data from our wholesalers and IMS. To effectively maintain the revenue recognition models, we depend to a considerable degree upon the timely and accurate reporting to us of such data from these third parties and our key accounting and finance personnel to accurately interpolate such data into the models. If the third party data is not calculated on a consistent basis and reported to us on an accurate or timely basis or we lose any of our key accounting and finance personnel, the accuracy of our consolidated financial statements could be materially affected. This could cause future delays in our earnings announcements, regulatory filings with the SEC, and potential delays in relisting or delisting with the NASDAQ.
Our common stock was delisted from the NASDAQ National Market which may reduce the price of our common stock and the levels of liquidity available to our stockholders and cause confusion among investors.
     Our common stock was delisted from the NASDAQ National Market on September 7, 2005. Unless and until the Company’s common stock is relisted on NASDAQ, its common stock is expected to be quoted on the Pink Sheets. The quotation of our common stock on the Pink Sheets may reduce the price of our common stock and the levels of liquidity available to our stockholders. In addition, the quotation of our common stock on the Pink Sheets may materially adversely affect our access to the capital markets, and any limitation on liquidity or reduction in the price of our common stock could materially adversely affect our ability to raise capital through alternative financing sources on terms acceptable to us or at all. Stocks that are quoted on the Pink Sheets are no longer eligible for margin loans, and a company quoted on the Pink Sheets cannot avail itself of federal preemption of state securities or “blue sky” laws, which adds substantial compliance costs to securities issuances, including pursuant to employee option plans, stock purchase plans and private or public offerings of securities. Our delisting from the NASDAQ National Market and quotation on the Pink Sheets may also result in other negative implications, including the potential loss of confidence by suppliers, customers and employees, the loss of institutional investor interest and fewer business development opportunities.
     While we intend to apply to have our common stock relisted on the NASDAQ National Market when we regain compliance with the listing standards, we may not be successful in that effort. Even if we are successful in getting our common stock relisted on NASDAQ, the relisting may cause confusion among investors who have become accustomed to our being quoted on the Pink Sheets as they seek to determine our stock price or trade in our stock.
Risks Related to Us and Our Business
Our small number of products and our dependence on partners and other third parties means our results are vulnerable to setbacks with respect to any one product.
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

     In particular, AVINZA our pain product, now accounts for a majority of our product revenues and we expect AVINZA revenues will continue to grow over the next several years. Thus any setback with respect to AVINZA could significantly impact our financial results and our share price. AVINZA was licensed from Elan Corporation which is currently its sole manufacturer. We have contracted with Cardinal to provide additional manufacturing capacity and second source back-up, however we expect Elan will be a significant supplier over the next several years. Any problems with Elan’s or Cardinal’s manufacturing operations or capacity could reduce sales of AVINZA, as could any licensing or other contract disputes with these suppliers.
     Similarly, our co-promotion partner executes a large part of the marketing and sales efforts for AVINZA and those efforts may be affected by our partner’s organization, operations, activities and events both related and unrelated to AVINZA. Our co-promotion efforts have encountered and continue to encounter a number of difficulties, uncertainties and challenges, including sales force reorganizations and lower than expected sales call and prescription volumes, which have hurt and could continue to hurt AVINZA sales growth. The negative impact on the product’s sales growth in turn has caused and may continue to cause our revenues and earnings to be disappointing. Any failure to fully optimize this co-promotion arrangement and the AVINZA brand, by either partner, could also cause AVINZA sales and our financial results to be disappointing and hurt our stock price. Any disputes with our co-promotion partner over these or other issues could harm the promotion and sales of AVINZA and could result in substantial costs to us.
     AVINZA is a relatively new product and therefore the predictability of its commercial results is relatively low. Higher than expected discounts (especially PBM/GPO rebates and Medicaid rebates, which can be substantial), returns and chargebacks and/or slower than expected market penetration could reduce sales. Other setbacks that AVINZA could face in the sustained-release opioid market include product safety and abuse issues, regulatory action, intellectual property disputes and the inability to obtain sufficient quotas of morphine from the Drug Enforcement Agency (DEA) to support our production requirements.
     In particular, with respect to regulatory action and product safety issues, the FDA recently requested that we expand the warnings on the AVINZA label to alert doctors and patients to the dangers of using AVINZA with alcohol. We are in the process of making appropriate changes to the label. The FDA also requested clinical studies to investigate the risks associated with taking AVINZA with alcohol. We are in discussions with the FDA regarding the design of those studies. These additional warnings, studies and any further regulatory action could have significant adverse affects on AVINZA sales.
Our product development and commercialization involves a number of uncertainties, and we may never generate sufficient revenues from the sale of products to become profitable.
     We were founded in 1987. We have incurred significant losses since our inception. At December 31, 2004, our accumulated deficit was approximately $794.7 million. We began receiving revenues from the sale of pharmaceutical products in 1999. We achieved quarterly net income for the first time in our corporate history during the fourth quarter of fiscal 2004, which was primarily the result of receiving approximately $31.3 million from the sale of royalty rights to Royalty Pharma. However, we expect to incur net losses in future quarters. To consistently be profitable, we must successfully develop, clinically test, market and sell our products. Even if we consistently achieve profitability, we cannot predict the level of that profitability or whether we will be able to sustain profitability. We expect that our operating results will fluctuate from period to period as a result of differences in when we incur expenses and receive revenues from product sales, collaborative arrangements and other sources. Some of these fluctuations may be significant.
     Most of our products in development will require extensive additional development, including preclinical testing and human studies, as well as regulatory approvals, before we can market them. We cannot predict if or when any of the products we are developing or those being developed with our partners will be approved for marketing. For example, lasofoxifene (Oporia), a partner product being developed by Pfizer recently received a “non-approvable” decision from the FDA and trials of our market product Targretin failed to meet endpoints in Phase III trials in which we were studying its use in non small cell lung cancer. There are many reasons that we or our collaborative partners may fail in our efforts to develop our other potential products, including the possibility that:
➢	preclinical testing or human studies may show that our potential products are ineffective or cause harmful side effects;

➢	the products may fail to receive necessary regulatory approvals from the FDA or foreign authorities in a timely manner, or at all;

➢	the products, if approved, may not be produced in commercial quantities or at reasonable costs;

➢	the products, once approved, may not achieve commercial acceptance;

➢	regulatory or governmental authorities may apply restrictions to our products, which could adversely affect their commercial success; or

➢	the proprietary rights of other parties may prevent us or our partners from marketing the products.
Any product development failures for these or other reasons, whether with our products or our partners’ products, may reduce our expected revenues, profits, and stock price.
Third-party reimbursement and health care reform policies may reduce our future sales.
     Sales of prescription drugs depend significantly on access to the formularies, or lists of approved prescription drugs, of third-party payers such as government and private insurance plans, as well as the availability of reimbursement to the consumer from these third party payers. These third party payers frequently require drug companies to provide predetermined discounts from list prices, and they are increasingly challenging the prices charged for medical products and services. Our current and potential products may not be considered cost-effective, may not be added to formularies and reimbursement to the consumer may not be available or sufficient to allow us to sell our products on a competitive basis. For example, we have current and recurring discussions with insurers regarding formulary access, discounts and reimbursement rates for our drugs, including AVINZA. We may not be able to negotiate favorable reimbursement rates and formulary status for our products or may have to pay significant discounts to obtain favorable rates and access. Only one of our products, ONTAK, is currently eligible to be reimbursed by Medicare (reimbursement for Targretin is being provided to a small group of patients by Medicare through December 2005 as part of the Medicare Replacement Drug Demonstration Project). Recently enacted changes by Medicare to the hospital outpatient payment reimbursement system may adversely affect reimbursement rates for ONTAK. Beginning in 2004 we have also experienced a significant increase in ONTAK units that are sold through Disproportionate Share Hospitals or DSHs. These hospitals are part of the federal government’s procurement system and thus receive significantly higher rebates than non-government purchasers of our products. As a result, our net revenues for ONTAK could be substantially reduced if this trend continues.
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
     Developing the sales force to market and sell products is a difficult, expensive and time-consuming process. We have developed a US sales force of approximately 140 people. We also rely on third-party distributors to distribute our products. The distributors are responsible for providing many marketing support services, including customer service, order entry, shipping and billing and customer reimbursement assistance. In Europe, we currently rely on other companies to distribute and market our products. We have entered into agreements for the marketing and distribution of our products in territories such as the United Kingdom, Germany, France, Spain, Portugal, Greece,

Italy and Central and South America and have established a subsidiary, Ligand Pharmaceuticals International, Inc., with a branch in London, England, to coordinate our European marketing and operations. Our reliance on these third parties means our results may suffer if any of them are unsuccessful or fail to perform as expected. We may not be able to continue to expand our sales and marketing capabilities sufficiently to successfully commercialize our products in the territories where they receive marketing approval. With respect to our co-promotion or licensing arrangements, for example our co-promotion agreement for AVINZA, any revenues we receive will depend substantially on the marketing and sales efforts of others, which may or may not be successful.
The cash flows from our product shipments may significantly fluctuate each period based on the nature of our products.
     Excluding AVINZA, our products are small-volume specialty pharmaceutical products that address the needs of cancer patients in relatively small niche markets with substantial geographical fluctuations in demand. To ensure patient access to our drugs, we maintain broad distribution capabilities with inventories held at approximately 150 locations throughout the United States. The purchasing and stocking patterns of our wholesaler customers for all our products are influenced by a number of factors that vary from product to product, including but not limited to overall level of demand, periodic promotions, required minimum shipping quantities and wholesaler competitive initiatives. As a result, the overall level of product in the distribution channel may average from two to six months’ worth of projected inventory usage. Although we have distribution services contracts in place to maintain stable inventories at our major wholesalers, if any of them were to substantially reduce the inventory they carry in a given period, e.g. due to circumstances beyond their reasonable control, or contract termination or expiration, our shipments and cash flow for that period could be substantially lower than historical levels.
     In the second half of 2004, we entered into new fee-for-service or distributor services agreements for each of our products with the majority of our wholesaler customers. Under these agreements, in exchange for a set fee, the wholesalers have agreed to provide us with certain services. Concurrent with the implementation of these agreements we will no longer routinely offer these wholesalers promotional discounts or incentives. The agreements typically have a one-year initial term and are renewable.
Our drug development programs will require substantial additional future funding which could hurt our operational and financial condition.
     Our drug development programs require substantial additional capital to successfully complete them, arising from costs to:
➢	conduct research, preclinical testing and human studies;

➢	establish pilot scale and commercial scale manufacturing processes and facilities; and

➢	establish and develop quality control, regulatory, marketing, sales and administrative capabilities to support these programs.

Our future operating and capital needs will depend on many factors, including:

➢	the pace of scientific progress in our research and development programs and the magnitude of these programs;

➢	the scope and results of preclinical testing and human studies;

➢	the time and costs involved in obtaining regulatory approvals;

➢	the time and costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims;

➢	competing technological and market developments;

➢	our ability to establish additional collaborations;

➢	changes in our existing collaborations;

➢	the cost of manufacturing scale-up; and

➢	the effectiveness of our commercialization activities.
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
     Before we obtain the approvals necessary to sell any of our potential products, we must show through preclinical studies and human testing that each product is safe and effective. We and our partners have a number of products moving toward or currently in clinical trials, the most significant of which are our Phase III trials for Targretin capsules in NSCLC, lasofoxifene which is under NDA review and two products in Phase III trials by one of our partners involving bazedoxifene. Failure to show any product’s safety and effectiveness would delay or prevent regulatory approval of the product and could adversely affect our business. The clinical trials process is complex and uncertain. The results of preclinical studies and initial clinical trials may not necessarily predict the results from later large-scale clinical trials. In addition, clinical trials may not demonstrate a product’s safety and effectiveness to the satisfaction of the regulatory authorities. A number of companies have suffered significant setbacks in advanced clinical trials or in seeking regulatory approvals, despite promising results in earlier trials. The FDA may also require additional clinical trials after regulatory approvals are received, which could be expensive and time-consuming, and failure to successfully conduct those trials could jeopardize continued commercialization.
     In particular, we announced top-line data, or a summary of significant findings from our Phase III trials for Targretin capsules in NSCLC in late March of 2005. The data analysis showed that the trials did not meet their endpoints of improved overall survival and projected two-year survival. However, in both trials, additional subset analysis completed after the initial intent to treat results are being analyzed. We have been evaluating data from current and prior Phase II studies to see if they show a similar correlation between hypertriglyceridemia and increased survival. The data will further shape our future plans for Targretin. If further studies are justified they will be conducted on our own or with a partner or cooperative group. These analyses may not be favorable and may not be completed or demonstrate any hypothesis or endpoint. If these analyses or subsequent data fails to show safety or effectiveness, our stock price could be harmed. In addition, subsequent data may be inconclusive or mixed and could be delayed. The FDA may not approve Targretin for this new indication, or may delay approval, even if the data appears to be favorable. Any of these events could depress our stock price.
     The rate at which we complete our clinical trials depends on many factors, including our ability to obtain adequate supplies of the products to be tested and patient enrollment. Patient enrollment is a function of many factors, including the size of the patient population, the proximity of patients to clinical sites and the eligibility criteria for the trial. For example, each of our Phase III Targretin clinical trials involved approximately 600 patients and required significant time and investment to complete enrollments. Delays in patient enrollment for our other trials may result in increased costs and longer development times. In addition, our collaborative partners have rights to control product development and clinical programs for products developed under the collaborations. As a result, these collaborators may conduct these programs more slowly or in a different manner than we had expected. Even if clinical trials are completed, we or our collaborative partners still may not apply for FDA approval in a timely manner or the FDA still may not grant approval.
We face substantial competition which may limit our revenues.
     Some of the drugs that we are developing and marketing will compete with existing treatments. In addition, several companies are developing new drugs that target the same diseases that we are targeting and are taking IR-related and STAT-related approaches to drug development. The principal products competing with our products targeted at the cutaneous t-cell lymphoma market are Supergen/Abbott’s Nipent and interferon, which is marketed by a number of companies, including Schering-Plough’s Intron A. Products that compete with AVINZA include Purdue Pharma L.P.’s OxyContin and MS Contin and potentially Palladone (launched in early 2005 and subsequently withdrawn from the market), Janssen Pharmaceutica Products, L.P.’s Duragesic, aai Pharma’s Oramorph SR, Alpharma’s Kadian, and generic sustained release morphine sulfate, oxycodone and fentanyl. New generic, A/B substitutable or other competitive products may also come to market and compete with our products, reducing our market share and revenues. Many of our existing or potential competitors, particularly large drug companies, have greater financial, technical and human resources than us and may be better equipped to develop, manufacture and market products. Many of these companies also have extensive experience in preclinical testing and human clinical trials, obtaining FDA and other regulatory approvals and manufacturing and marketing pharmaceutical products. In addition, academic institutions, governmental agencies and other public and private research organizations are developing products that may compete with the products we are developing. These institutions are becoming more aware of the commercial value of their findings and are seeking patent protection and licensing arrangements to collect payments for the use of their technologies. These institutions also may market competitive products on their own or through joint ventures and will compete with us in recruiting highly qualified scientific personnel.
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
     To date, we have dedicated most of our resources to the research and development of potential drugs based upon our expertise in our IR technology. Even though there are marketed drugs that act through IRs, some aspects of our IR technologies have not been used to produce marketed products. Much remains to be learned about the function of IRs. If we are unable to apply our IR and STAT technologies to the development of our potential products, we may not be successful in discovering or developing new products.
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
     Novartis AG has filed an opposition to our European patent that covers the principal active ingredient of our ONTAK drug. We have received a favorable preliminary opinion from the European Patent Office, however this is not a final determination and Novartis has filed a response to the preliminary opinion that argues our patent is invalid. If the opposition is successful, we could lose our ONTAK patent protection in Europe which could substantially reduce our future ONTAK sales in that region. We could also incur substantial costs in asserting our rights in this opposition proceeding, as well as in other possible future proceedings in the United States.
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
     We currently have no manufacturing facilities, and we rely on others for clinical or commercial production of our marketed and potential products. In addition, some raw materials necessary for the commercial manufacturing of our products are custom and must be obtained from a specific sole source. Elan manufactures AVINZA for us, Cambrex manufactures ONTAK active pharmaceutical ingredient for us, Raylo manufactures Targretin active pharmaceutical ingredient, and Cardinal Health manufactures Targretin capsules for us. We also recently entered into contracts with Cardinal Health to manufacture and package AVINZA and with Hollister-Stier for the filling and finishing of ONTAK. Each of these recent contracts calls for manufacturing and packaging the product at a new facility. Qualification and regulatory approval for these facilities are required prior to starting commercial manufacturing and was recently received in 2005 for both facilities. Any delays or failures of the manufacturing or packaging process could cause inventory problems or product shortages.
     To be successful, we will need to ensure continuity of the manufacture of our products, either directly or through others, in commercial quantities, in compliance with regulatory requirements at acceptable cost and in sufficient quantities to meet product growth demands. Any extended or unplanned manufacturing shutdowns, shortfalls or delays could be expensive and could result in inventory and product shortages. If we are unable to reliably manufacture our products our revenues could be adversely affected. In addition, if we are unable to supply products in development, our ability to conduct preclinical testing and human clinical trials will be adversely affected. This in turn could also delay our submission of products for regulatory approval and our initiation of new development programs. In addition, although other companies have manufactured drugs acting through IRs and STATs on a commercial scale, we may not be able to translate our core technologies or other technologies into drugs that can be manufactured at costs or in quantities to make marketable products.
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
     In connection with our research and development activities, we handle hazardous materials, chemicals and various radioactive compounds. To properly dispose of these hazardous materials in compliance with environmental regulations, we are required to contract with third parties at substantial cost to us. Our annual cost of compliance with these regulations is approximately $0.7 million. We cannot completely eliminate the risk of accidental contamination or injury from the handling and disposing of hazardous materials, whether by us or by our third-party contractors. In the event of any accident, we could be held liable for any damages that result, which could be significant. We believe that we carry reasonably adequate insurance for toxic tort claims.
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
Item 2. Properties
     We currently lease and occupy office and laboratory facilities in San Diego, California. These include a 52,800 square foot facility leased through July 2015 and an 82,500 square foot facility which we own through our consolidated subsidiary, Nexus. We believe these facilities will be adequate to meet our near-term space requirements.
Item 3. Legal Proceedings
     Seragen, Inc., our subsidiary, and Ligand, were named parties to Sergio M. Oliver, et al. v. Boston University, et al., a putative shareholder class action filed on December 17, 1998 in the Court of Chancery in the State of Delaware in and for New Castle County, C.A. No. 16570NC, by Sergio M. Oliver and others against Boston University and others, including Seragen, its subsidiary Seragen Technology, Inc. and former officers and directors of Seragen. The complaint, as amended, alleged that Ligand aided and abetted purported breaches of fiduciary duty by the Seragen related defendants in connection with the acquisition of Seragen by Ligand and made certain misrepresentations in related proxy materials and seeks compensatory and punitive damages of an unspecified amount. On July 25, 2000, the Delaware Chancery Court granted in part and denied in part defendants’ motions to dismiss. Seragen, Ligand, Seragen Technology, Inc. and our acquisition subsidiary, Knight Acquisition Corporation, were dismissed from the action. Claims of breach of fiduciary duty remain against the remaining defendants, including the former officers and directors of Seragen. The hearing on the plaintiffs’ motion for class certification took place on February 26, 2001. The court certified a class consisting of shareholders as of the date of the acquisition and on the date of the proxy sent to ratify an earlier business unit sale by Seragen. On January 20, 2005, the Delaware Chancery Court granted in part and denied in part the defendants’ motion for summary judgment. The Court denied plaintiffs’ motion for summary judgment in its entirety. Trial was scheduled for February 7, 2005. Prior to trial, several of the Seragen director-defendants reached a settlement with the plaintiffs. The trial in this action then went forward as to the remaining defendants and concluded on February 18, 2005. The timing of a decision by the Court and the outcome are unknown. While Ligand and its subsidiary Seragen have been dismissed from the action, such dismissal is subject to a possible subsequent appeal upon any judgment in the action against the remaining parties, as well as possible indemnification obligations with respect to certain defendants.
     On December 11, 2001, a lawsuit was filed in the United States District Court for the District of Massachusetts against Ligand by the Trustees of Boston University and other former stakeholders of Seragen. The suit was subsequently transferred to federal district court in Delaware. The complaint alleges breach of contract, breach of the implied covenants of good faith and fair dealing and unfair and deceptive trade practices based on, among other things, allegations that Ligand wrongfully withheld approximately $2.1 million in consideration due the plaintiffs under the Seragen acquisition agreement. This amount had been previously accrued for in the Company’s consolidated financial statements in 1998. The complaint seeks payment of the withheld consideration and treble damages. Ligand filed a motion to dismiss the unfair and deceptive trade practices claim. The Court subsequently granted Ligand’s motion to dismiss the unfair and deceptive trade practices claim (i.e. the treble damages claim), in April 2003. In November 2003, the Court granted Boston University’s motion for summary judgment, and entered judgment for Boston University. In January 2004, the district court issued an amended judgment awarding interest of approximately $0.7 million to the plaintiffs in addition to the approximately $2.1 million withheld. In view of the judgment, the Company restated its consolidated financial statements to record a charge of $0.7 million to “Selling, general and administrative” expense in the fourth quarter of 2003. The Company continues to believe that the plaintiff’s claims are without merit and has appealed the judgment in this case as well as the award of interest and the calculation of damages. The appeal has been fully briefed and was argued in June 2005, and the parties are waiting for the court’s decision. The likelihood of success on appeal is unknown.
     Beginning in August 2004, several purported class action stockholder lawsuits were filed in the United States District Court for the Southern District of California against the Company and certain of its directors and officers. The actions were brought on behalf of purchasers of the Company’s common stock during several time periods, the longest of which runs from July 28, 2003 through August 2, 2004. The complaints generally allege that the Company violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 of the Securities and Exchange Commission by making false and misleading statements, or concealing information about the Company’s business, forecasts and financial performance, in particular statements and information related to drug development issues and AVINZA inventory levels. These lawsuits have been consolidated and lead plaintiffs appointed. A consolidated complaint was filed by the plaintiffs in March 2005. On September 27, 2005, the court granted the Company’s motion to dismiss the consolidated complaint, with leave for plaintiffs to file an amended complaint within 30 days. No trial date has been set.
     Beginning on or about August 13, 2004, several derivative actions were filed on behalf of the Company by individual stockholders in the Superior Court of California. The complaints name the Company’s directors and certain of its officers as defendants and name the Company as a nominal defendant. The complaints are based on the same facts and circumstances as the purported class actions discussed in the previous paragraph and generally allege breach of fiduciary duties, abuse of control, waste and mismanagement, insider trading and unjust enrichment. These actions are in discovery. The court has set a trial date of May 26, 2006.

     In October 2005, a shareholder derivative action was filed on behalf of the Company in the United States District Court for the Southern District of California. The complaint names the Company’s directors and certain of its officers as defendants and the Company as a nominal defendant. The action was brought by an individual stockholder. The complaint generally alleges that the defendants falsified Ligand’s publicly reported financial results throughout 2002 and 2003 and the first three quarters of 2004 by improperly recognizing revenue on product sales. The complaint generally alleges breach of fiduciary duty by all defendants and requests disgorgement, e.g., under Section 304 of the Sarbanes-Oxley Act of 2002. No trial date has been set.
     The Company believes that all of the above actions are without merit and intends to vigorously defend against each of such lawsuits. Due to the uncertainty of the ultimate outcome of these matters, the impact on future financial results is not subject to reasonable estimates.
     In October 2005, a lawsuit was filed in the Court of Chancery in the State of Delaware by Third Point Offshore Fund, Ltd. requesting the Court to order Ligand to hold an annual meeting for the election of directors within 60 days of an order by the Court. Ligand’s annual meeting has been delayed as a result of the previously announced restatement. The complaint requested the Court to set a time and place and record date for such annual meeting and establish the quorum for such meeting as the shares present at the meeting, notwithstanding any relevant provisions of Ligand’s certificate of incorporation or bylaws. The complaint also sought payment of plaintiff’s costs and attorney’s fees. Ligand agreed on November 11, 2005 to settle this lawsuit and schedule the annual meeting for January 31, 2006. The record date will be set by the Board of Directors and will be between December 5 and December 15, 2005. No special quorum requirement will be established and each party will be responsible for its own costs and fees. Third Point has indicated that it will solicit proxies to elect at least three directors at the annual meeting.
     In connection with the restatement, the SEC instituted a formal investigation concerning the Company’s consolidated financial statements. These matters were previously the subject of an informal SEC inquiry. Ligand has been cooperating fully with the SEC and will continue to do so in order to bring the investigation to a conclusion as promptly as possible.
     In addition, the Company is subject to various lawsuits and claims with respect to matters arising out of the normal course of business. Due to the uncertainty of the ultimate outcome of these matters, the impact on future financial results is not subject to reasonable estimates.
Item 4. Submission of Matters to a Vote of Security Holders
There were no matters submitted to a vote of security holders in the fourth quarter ended December 31, 2004.

PART II
Item 5. Market for Registrant’s Common Stock, Related Stockholder Matters, and Issuer Purchases of Equity Securities
(a) Market Information
     Prior to September 7, 2005, our common stock was traded on the NASDAQ National Market tier of the NASDAQ Stock Market under the symbols “LGND” and “LGNDE.” Our common stock was delisted from the NASDAQ National Market on September 7, 2005 and currently is quoted on the Pink Sheets under the symbol “LGND.”
     The following table sets forth the high and low intraday sales prices for our common stock on the NASDAQ National Market for the periods indicated:

	Price Range
	High	Low
Year Ended December 31, 2004:
1st Quarter	$20.94	$13.19
2nd Quarter	24.91	15.82
3rd Quarter	17.38	7.41
4th Quarter	12.97	8.26

Year Ended December 31, 2003:
1st Quarter	6.90	3.69
2nd Quarter	16.59	6.25
3rd Quarter	15.90	9.90
4th Quarter	15.75	11.35
     As of November 11, 2005, the closing price of our common stock on the Pink Sheets was $ 9.00.
(b) Holders
     As of August 31, 2005, there were approximately 1,807 holders of record of the common stock.
(c) Dividends
     We have never declared or paid any cash dividends on our capital stock and do not intend to pay any cash dividends in the foreseeable future. We currently intend to retain our earnings, if any, to finance future growth.
Item 6. Selected Consolidated Financial Data
     The following selected historical consolidated financial and other data are qualified by reference to, and should be read in conjunction with, our consolidated financial statements and the related notes thereto appearing elsewhere herein and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our selected statement of operations data set forth below for each of the five years ended December 31, 2004, 2003, 2002, 2001, and 2000, and the balance sheet data as of December 31, 2004, 2003, 2002, 2001, and 2000, are derived from our consolidated financial statements. Balance sheet data as of December 31, 2003, 2002, 2001, and 2000, and statements of operations data for the years then ended have been restated with respect to the matters described in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-K and in Note 2 to our accompanying consolidated financial statements. We have not amended our previously filed annual reports on Form 10-K or quarterly reports on Form 10-Q for the periods affected by the restatement. The information that has been previously filed or otherwise reported for these periods is superseded by the information in this Annual Report on Form 10-K. As such, the consolidated financial statements and related financial information contained in such previously filed reports should no longer be relied upon.

	Year Ended December 31,
	2004	2003	2002	2001	2000
		(Restated)	(Restated)	(Restated)	(Restated)
				(Unaudited)	(Unaudited)
	(in thousands, except share and loss per share data)
Consolidated Statement of Operations Data:
Product sales (1)	$120,335	$55,324	$30,326	$32,038	$18,818
Sale of royalty rights, net (2)	31,342	11,786	17,600	—	—
Collaborative research and development and other revenues	11,835	14,008	23,843	30,718	25,200
Cost of products sold (1)	39,804	26,557	14,738	11,582	8,355
Research and development expenses	65,204	66,678	59,060	49,427	49,903
Selling, general and administrative expenses	65,798	52,540	41,825	35,072	34,370
Co-promotion expense (3)	30,077	9,360	—	—	—
Loss from operations	(37,371)	(74,017)	(43,854)	(33,325)	(48,610)
Loss before cumulative effect of changes in accounting principles	(45,141)	(94,466)	(52,257)	(53,305)	(62,005)
Cumulative effect on prior years of changing method of revenue recognition (4)	—	—	—	—	(13,099)
Cumulative effect of changing method of accounting for variable interest entity (5)	—	(2,005)	—	—	—
Net loss	(45,141)	(96,471)	(52,257)	(53,305)	(75,104)

Basic and diluted per share amounts:
Loss before cumulative effect of changes in accounting principles	$(0.61)	$(1.33)	$(0.76)	$(0.90)	$(1.11)
Cumulative effect on prior years of changing method of revenue recognition (4)	—	—	—	—	(0.24)
Cumulative effect of changing method of accounting for variable interest entity (5)	—	(0.03)	—	—	—

Net loss	$(0.61)	$(1.36)	$(0.76)	$(0.90)	$(1.35)

Weighted average number of common shares	73,692,987	70,685,234	69,118,976	59,413,270	55,664,921

Pro forma amounts assuming the changed method of accounting for variable interest entity is applied retroactively (5):
Net loss		$(94,352)	$(52,456)	$(53,600)	$(75,561)

Basic and diluted net loss per share		$(1.34)	$(0.76)	$(0.90)	$(1.36)

	December 31,
	2004	2003	2002	2001	2000
		(Restated)	(Restated)	(Restated)	(Restated)
			(Unaudited)	(Unaudited)	(Unaudited)
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents, short-term investments and restricted investments	$114,870	$100,690	$74,894	$40,058	$25,097
Working capital (deficit) (6)	(43,888)	(16,930)	18,370	2,375	8,372
Total assets	332,466	314,046	287,709	126,898	117,484
Current portion of deferred revenue, net	152,528	105,719	48,609	27,152	13,713
Long-term obligations (excludes long-term portion of deferred revenues, net)	174,214	173,851	162,329	138,837	133,575
Long-term portion of deferred revenue, net	4,512	3,448	3,595	4,164	5,727
Common stock subject to conditional redemption/repurchase	12,345	14,595	34,595	14,595	14,595
Accumulated deficit	(794,660)	(749,519)	(653,048)	(600,791)	(547,486)
Total stockholders’ equity (deficit) (7)	(75,317)	(37,554)	8,925	(86,849)	(72,405)
(footnotes on next page)

(1)	We began selling ONTAK and Panretin gel in 1999 and Targretin capsules and Targretin gel in 2000. AVINZA was approved by the FDA in March 2002 and subsequently launched in the U.S. in June 2002.

(2)	Represents the sale of rights to royalties. See Note 11 (Royalty Agreements) of the Notes to Consolidated Financial Statements.

(3)	Represents expense related to our AVINZA co-promotion agreement with Organon Pharmaceuticals USA, Inc. entered into in February 2003. See Note 8 of the Notes to the Consolidated Financial Statements.

(4)	In 2000, we changed our policy for the recognition of revenue related to up-front fees in accordance with SAB 104.

(5)	In December 2003, we adopted FIN 46(R), Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. Under FIN 46(R), we were required to consolidate the variable interest entity from which we leased our corporate headquarters. Accordingly, as of December 31, 2003, we consolidated assets with a carrying value of $13.6 million, debt of $12.5 million, and a non-controlling interest of $0.6 million. In connection with the adoption of FIN 46(R), we recorded a charge of $2.0 million as a cumulative effect of the accounting change on December 31, 2003. In April 2004, we acquired the portion of the variable interest entity that we did not previously own. The acquisition resulted in Ligand assuming the existing loan against the property and making a payment of approximately $0.6 million to the entity’s other shareholder. See Note 3 (Cumulative Effect of Accounting Change) of the Notes to Consolidated Financial Statements.

(6)	Working capital (deficit) includes deferred product revenue recorded under the sell-through revenue recognition method.

(7)	The cumulative effect of the restatement at January 1, 2000 was approximately $(13.2) million, which represents the effect of the change in the revenue recognition method from the sell-in method to the sell-through method – net product sales – $(1.0) million; royalties – $0.1 million; $(1.6) million regarding rent expense for annual rent increases; $(14.6) million regarding the reclassification from equity of the Company’s issuance of common stock subject to conditional redemption to Pfizer in accordance with EITF D-98; $3.4 million regarding the capitalization of the X-Ceptor purchase right in October 1999; and $0.5 million regarding the reversal of X-Ceptor warrant amortization.

EFFECTS OF THE RESTATEMENT
The following tables reconcile the Company’s consolidated financial position and results of operations from the previously reported consolidated financial statements to the restated consolidated financial statements. Additionally, set forth below for each of the tables is an explanation of the restatement adjustments. Please refer to the discussion herein regarding further explanation of the restatement adjustments. Following the table presentation is a discussion regarding the significant changes to our quarterly results for the 2004 and 2003 periods. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Background of the Restatement – Quarterly Effects of the Restatement.”

LIGAND PHARMACEUTICALS INCORPORATED
EFFECTS OF THE RESTATEMENT
(in thousands, except share and per share data)

	For the Year Ended December 31,
	2003	2002
Net loss, as previously reported:	$(37,462)	$(32,596)

Adjustments to net loss (increase) decrease:
Product sales:
Net product sales (a)	(59,187)	(24,160)
Other (b)	(121)	(36)
Sale of royalty rights, net (c)	(714)	(675)
Cost of products sold:
Product cost (d)	151	2,549
Royalties (d)	4,910	3,019
Research and development:
Reclassification (e)	55	—
Clinical trial (f)	918	(1,107)
X-Ceptor warrant amortization (g)	—	692
Patent expense accrual (h)	—	345
Other (b)	28	(183)
Selling, general and administrative:
Reclassification (e)	(55)	—
Rent (i)	(111)	(158)
Seragen litigation (j)	(739)	—
Other (b)	26	11
Interest (b)	(172)	—
Other, net:
X-Ceptor purchase right (k)	(3,990)	—
Income tax expense (l)	56	44
Other (b)	(8)	42
Income tax expense (l)	(56)	(44)

Net loss, as restated	$(96,471)	$(52,257)

Per Share Data
As previously reported:
Basic and diluted net loss per share	$(0.53)	$(0.47)
Weighted average number of common shares	70,685,234	69,118,976
As restated:
Basic and diluted net loss per share	$(1.36)	$(0.76)
Weighted average number of common shares	70,685,234	69,118,976
Refer to the explanation of adjustments on the next page.

EFFECTS OF THE RESTATEMENT
The adjustments relate to the following:

(a)	To reflect the change in the revenue recognition method from the sell-in method to the sell-through method.

(b)	To reflect other adjustments and reclassifications.

(c)	To reflect the deferral of a portion of the sale of royalty rights to Royalty Pharma.

(d)	To reflect the effect of the sell-through revenue recognition method on cost of products sold and royalties.

(e)	To reclassify expenses incurred for the technology transfer and validation effort related to the second source of supply for AVINZA from research and development expense to selling, general and administrative expense.

(f)	To correct clinical trial expense.

(g)	To reverse X-Ceptor warrant amortization.

(h)	To correct patent expense.

(i)	To adjust rent expense for contractual annual rent increase which is recognized over the lease term on a straight-line basis.

(j)	To reflect accrued interest for the Seragen acquisition litigation.

(k)	To reflect the write-off of the X-Ceptor purchase right in March 2003.

(l)	To reclassify income taxes related to international operations.

LIGAND PHARMACEUTICALS INCORPORATED
EFFECTS OF THE RESTATEMENT
(in thousands, except share and per share data)
(unaudited)

	2004 Quarterly Periods
	March 31,	June 30,	September 30,
Net loss, as previously reported:	$(13,139)	$(14,216)	$(6,789)

Adjustments to net loss (increase) decrease:
Product sales:
Net product sales (a)	(9,245)	(8,097)	(12,842)
Other (b)	48	(89)	50
Sale of royalty rights, net (c)	—	—	67
Cost of products sold:
Product cost (d)	886	214	163
Royalties (d)	392	(6)	1,029
Research and development:
Reclassification (e)	742	1,454	1,221
Salk-buyout (f)	(1,120)	—	—
Patent expense (g)	(238)	—	—
Other (b)	(49)	154	12
Selling, general and administrative:
Reclassification (e)	(742)	(1,454)	(1,221)
Legal expense (h)	373	—	—
Other (b)	136	(37)	(200)
Interest:
Factoring arrangement (i)	—	—	(238)
Other (b)	44	12	12
Other, net:
Factoring arrangement (i)	—	—	238
Income taxes (j)	16	18	3
Income tax expense (j)	(16)	(18)	(3)

Net loss, as restated	$(21,912)	$(22,065)	$(18,498)

Per Share Data
As previously reported:
Basic and diluted net loss per share	$(0.18)	$(0.19)	$(0.09)
Weighted average number of common shares	73,299,281	73,754,146	73,845,613
As restated:
Basic and diluted net loss per share	$(0.30)	$(0.30)	$(0.25)
Weighted average number of common shares	73,299,281	73,754,146	73,845,613
Refer to the explanation of adjustments on the next page.

EFFECTS OF THE RESTATEMENT
The adjustments relate to the following:

(a)	To reflect the change in the revenue recognition method from the sell-in method to the sell-through method.

(b)	To reflect other adjustments and reclassifications.

(c)	To reflect the recognition of revenue previously deferred in regard to the sale of royalty rights to Royalty Pharma.

(d)	To reflect the effect of the sell-through revenue recognition method on cost of products sold and royalties.

(e)	To reclassify expenses incurred for the technology transfer and validation effort related to the second source of supply for AVINZA from research and development expense to selling, general and administrative expense.

(f)	To expense the payment to The Salk Institute to buy-out the Company’s royalty obligation on lasofoxifene in March 2004.

(g)	To correct patent expense.

(h)	To correct legal expense.

(i)	To reclassify interest and factoring expenses incurred under a factoring arrangement.

(j)	To reclassify income taxes related to international operations.

LIGAND PHARMACEUTICALS INCORPORATED
EFFECTS OF THE RESTATEMENT
(in thousands, except share and per share data)
(unaudited)

	2003 Quarterly Periods
	March 31,	June 30,	September 30,	December 31,
Net (loss) income, as previously reported:	$(20,320)	$(11,997)	$(11,087)	$5,942

Adjustments to net (loss) (increase) decrease/ income increase (decrease):
Product sales:
Net product sales (a)	(7,468)	(12,835)	(13,376)	(25,508)
Other (b)	13	(181)	13	34
Sale of royalty rights, net (c)	—	—	35	(749)
Cost of products sold:
Product cost (d)	3	(437)	(23)	608
Royalties (d)	415	1,358	1,547	1,590
Research and development:
Reclassification (e)	—	9	20	26
Clinical trial expense (f)	—	331	281	233
Other (b)	91	(125)	(40)	175
Selling, general and administrative:
Reclassification (e)	—	(9)	(20)	(26)
Seragen litigation (g)	—	—	—	(739)
Other (b)	74	11	(6)	(164)
Interest (b)	(26)	(81)	(170)	105
Other, net:			—
X-Ceptor purchase right (h)	(3,990)	—	—	—
Income tax expense (i)	15	16	9	16
Other (b)	80	—	113	(201)
Income tax expense (i)	(15)	(16)	(9)	(16)

Net loss, as restated	$(31,128)	$(23,956)	$(22,713)	$(18,674)

Per Share Data
As previously reported:
Basic and diluted net (loss) income per share	$(0.29)	$(0.17)	$(0.16)	$0.08
Weighted average number of common shares used in basic per share calculation	70,238,438	69,275,323	70,100,280	73,098,427
Weighted average number of common shares used in fully diluted per share calculation				99,684,427
As restated:
Basic and diluted net loss per share	$(0.44)	$(0.35)	$(0.32)	$(0.26)
Weighted average number of common shares	70,238,438	69,275,323	70,100,280	73,098,427
Refer to the explanation of adjustments on the next page.

EFFECTS OF THE RESTATEMENT
The adjustments relate to the following:

(a)	To reflect the change in the revenue recognition method from the sell-in method to the sell-through method.

(b)	To reflect other adjustments and reclassifications.

(c)	To reflect the recognition/(deferral) regarding the sale of royalty rights to Royalty Pharma.

(d)	To reflect the effect of the sell-through revenue recognition method on cost of products sold and royalties.

(e)	To reclassify expenses incurred for the technology transfer and validation effort related to the second source of supply for AVINZA from research and development expense to selling, general and administrative expense.

(f)	To correct clinical trial expense.

(g)	To reflect accrued interest for the Seragen acquisition litigation.

(h)	To reflect the write-off of the X-Ceptor purchase right in March 2003, which was previously deferred and recognized over the period from 1999 through June 2002.

(i)	To reclassify income taxes related to international operations.

LIGAND PHARMACEUTICALS INCORPORATED
EFFECTS OF THE RESTATEMENT
CONSOLIDATED BALANCE SHEET
(in thousands)

	December 31, 2003
		Cumulative
	As	Effect of		Current
	Previously	Prior Year		Year		As
	Reported	Adjustments		Adjustments		Restated

ASSETS
Current assets:
Cash and cash equivalents	$59,030					$59,030
Short-term investments	40,004					40,004
Accounts receivable, net	19,051	$247	(a)	$(397	) (a)(c)	18,901
Inventories, net	8,262	150	(a)	68	(a)	8,480
Other current assets	3,810	7,665	(a)(b)	4,886	(a)(b)	16,361

Total current assets	130,157	8,062		4,557		142,776
Restricted investments	1,656					1,656
Property and equipment, net	23,501					23,501
Acquired technology and product rights, net	137,857	260	(a)(d)			138,117
Other assets	8,084	3,958	(a)(e)	(4,046	) (a)(e)	7,996

	$301,255	$12,280		$511		$314,046

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$18,691	$913	(a)(f)	$(763	) (a)(f)	$18,841
Accrued liabilities	30,315	(2,182	) (a)(g)	4,534	(a)(h)	32,667
Current portion of deferred revenue, net	2,564	43,926	(i)	59,229	(i)	105,719
Current portion of equipment financing obligations	2,184	253	(j)	(253	) (j)	2,184
Current portion of long-term debt	295					295

Total current liabilities	54,049	42,910		62,747		159,706
Long-term debt	167,408					167,408
Long-term portion of deferred revenue, net	2,275	581	(k)	592	(k)	3,448
Long-term portion of equipment financing obligations	2,644	(253	) (j)	253	(j)	2,644
Other long-term liabilities	4,151	(463	) (l)	111	(l)	3,799

Total liabilities	230,527	42,775		63,703		337,005

Common stock subject to conditional redemption/repurchase		34,595	(m)	(20,000	) (n)	14,595

Stockholders’ equity (deficit):
Common stock	73	(3	) (m)	2	(n)	72
Additional paid-in capital	727,410	(30,355	) (a)(m)	15,815	(a)(n)	712,870
Accumulated other comprehensive loss	(66)					(66)
Accumulated deficit	(655,778)	(34,732)		(59,009)		(749,519)

	71,639	(65,090)		(43,192)		(36,643)
Treasury stock	(911)					(911)

Total stockholders’ equity (deficit)	70,728	(65,090)		(43,192)		(37,554)

	$301,255	$12,280		$511		$314,046

Refer to the explanation of adjustments on the next page.

EFFECTS OF THE RESTATEMENT
The adjustments relate to the following (in thousands):

(a)	To reflect other adjustments and reclassifications.

(b)	Cumulative effect of prior year adjustments includes $7,603 related to the change to the sell-through revenue recognition method (deferred royalties – $4,215; deferred cost of products sold – $3,388). Current year adjustments include $5,668 related to the change to the sell-through revenue recognition method (deferred royalties – $5,465; deferred cost of products sold – $203); correct prepaid clinical trial expense – $(254); reclassify Organon cost-sharing receivable balance to co-promotion liability – $(461).

(c)	To correct bad debt expense – $(205).

(d)	To correct accumulated amortization related to ONTAK acquired technology – $357.

(e)	To record the capitalization of the X-Ceptor Purchase Right in October 1999 – $3,990; to write-off the X-Ceptor Purchase Right in March 2003, which was previously recognized over the period from 1999 to June 2002 – $(3,990).

(f)	To correct clinical trial expense. Cumulative effect of prior year adjustments – $918; current year adjustments – $(918).

(g)	Includes $(1,089) related to the change to the sell-through revenue recognition method (product cost – $(1,491); royalties – $402); to correct accruals for bonus expense – $694; and property tax expense – $(316); reclassification of Seragen acquisition liability from other long-term liabilities – $2,700; reclassification of the Elan shares from accrued liabilities to additional paid-in capital – $(4,133).

(h)	Includes $446 adjustment related to the change to the sell-through revenue recognition method (product cost – $(108); royalties $554); to correct accruals for bonus expense – $(424) and legal, trademark and patent expense — $230; to reclassify Organon cost-sharing receivable balance to co-promotion liability – $(461); to reflect accrued interest for the Seragen acquisition liability – $739; reclassification of the Elan shares from accrued liabilities to additional paid-in capital – $4,133.

(i)	To reflect the change in the revenue recognition method from the sell-in method to the sell-through method.

(j)	To reclassify equipment lease obligation from long-term to current obligation.

(k)	To reflect the deferral of a portion of the sale of the royalty rights to Royalty Pharma.

(l)	The cumulative effect of prior year adjustments reflects the effect of the adjustment to rent expense for contractual annual rent increases recognized over the lease term on a straight line basis – $2,237; to reclassify the Seragen acquisition litigation to accrued liabilities – $(2,700). Current year adjustment reflects the adjustment to rent expense for contractual annual rent increase recognized over the lease term on a straight line basis – $111.

(m)	In accordance with EITF D-98, to reclassify from equity the Company’s issuance of common stock to Pfizer – common stock – $(1); additional paid in capital $(14,594) and Elan shares – common stock $(2); additional paid in capital $(19,998); reclassification of the Elan shares from accrued liabilities to additional paid-in capital – $4,133.

(n)	To reflect the repurchase and retirement of the Elan shares in February 2003 – $20,000 – common stock – $2; additional paid-in capital – $19,998; reclassification of the Elan shares from accrued liabilities to additional paid-in capital – $(4,133).

LIGAND PHARMACEUTICALS INCORPORATED
EFFECTS OF THE RESTATEMENT
CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands, except share and per share data)

	Year Ended December 31, 2003
	As
	Previously			As
	Reported	Adjustments		Restated

Product sales	$114,632	$(59,308	) (a)(b)	$55,324
Sale of royalty rights, net	12,500	(714	) (c)	11,786
Collaborative research and development and other revenues	14,008			14,008

Total revenues	141,140	(60,022)		81,118

Operating costs and expenses:
Cost of products sold	31,618	(5,061	) (d)	26,557
Research and development	67,679	(1,001	) (b)(e)(f)	66,678
Selling, general and administrative	51,661	879	(b)(f)(g)	52,540
Co-promotion	9,360			9,360

Total operating costs and expenses	160,318	(5,183)		155,135

Loss from operations	(19,178)	(54,839)		(74,017)

Other income (expense):
Interest income	783			783
Interest expense	(10,970)	(172	) (b)	(11,142)
Other, net	(6,092)	(3,942	) (b)(h)(i)	(10,034)

Total other expense, net	(16,279)	(4,114)		(20,393)

Loss before income taxes and cumulative effect of a change in accounting principle	(35,457)	(58,953)		(94,410)
Income tax expense	—	(56	) (i)	(56)

Loss before cumulative effect of a change in accounting principle	(35,457)	(59,009)		(94,466)
Cumulative effect of changing method of accounting for variable interest entity	(2,005)			(2,005)

Net loss	$(37,462)	$(59,009)		$(96,471)

Basic and diluted per share amounts:
Loss before cumulative effect of a change in accounting principle	$(0.50)			$(1.33)
Cumulative effect of changing method of accounting for variable interest entity	(0.03)			(0.03)

Net loss	$(0.53)			$(1.36)

Weighted average number of common shares	70,685,234			70,685,234

Pro forma amounts assuming the changed method of accounting for variable interest entity is applied retroactively:
Net loss	$(35,557)			$(94,352)

Basic and diluted net loss per share	$(0.50)			$(1.34)
Refer to the explanation of adjustments on the next page.

EFFECTS OF THE RESTATEMENT
The adjustments relate to the following (in thousands):

(a)	To reflect the change in the revenue recognition method from the sell-in method to the sell-through method – net product sales – $(59,187).

(b)	To reflect other adjustments and reclassifications.

(c)	To reflect the deferral of a portion of the sale of the royalty rights to Royalty Pharma.

(d)	To reflect the effect of the sell-through revenue recognition method on cost of products sold and royalties – product cost – $(151); royalties – $(4,910).

(e)	To correct clinical trial expense – $(918).

(f)	To reclassify $55 of expenses incurred for the technology transfer and validation effort related to the second source of supply for AVINZA from research and development expense to selling, general and administrative expense.

(g)	To reflect interest expense for the Seragen acquisition liability – $739.

(h)	To reflect the write-off of the X-Ceptor Purchase Right in March 2003 – $3,990.

(i)	To reclassify income taxes related to international operations – $56.

LIGAND PHARMACEUTICALS INCORPORATED
EFFECTS OF THE RESTATEMENT
CONSOLIDATED BALANCE SHEET
(unaudited) (in thousands)

	December 31, 2002
		Cumulative
	As	Effect of			Current
	Previously	Prior Year			Year		As
	Reported	Adjustments			Adjustments		Restated

ASSETS
Current assets:

Cash and cash equivalents	$42,423	$			$(1,600	)(a)	$40,823
Short-term investments	21,825				1,600	(a)	23,425
Accounts receivable, net	12,176		196	(b)	51	(b)	12,423
Inventories, net	4,841		596	(c)	(446	)(c)	4,991
Other current assets	7,308		1,456	(b)(d)	6,209	(b)(d)	14,973

Total current assets	88,573		2,248		5,814		96,635
Restricted investments	10,646						10,646
Property and equipment, net	9,672		248	(e)	(248	)(e)	9,672
Acquired technology and product rights, net	148,546		357	(f)	(97	)(b)	148,806
Other assets	17,992		3,868	(b)(g)	90	(b)	21,950

	$275,429		$6,721		$5,559		$287,709

Current liabilities:
Accounts payable	$11,979		$79	(b)	$834	(b)(h)	$12,892
Accrued liabilities	16,606		3,219	(b)(i)	(5,401	)(b)(i)	14,424
Current portion of deferred revenue, net	4,683		18,423	(j)	25,503	(j)	48,609
Current portion of equipment financing obligations	2,087				253	(k)	2,340
Current portion of long-term debt	—						—

Total current liabilities	35,355		21,721		21,189		78,265
Long-term debt	155,250						155,250
Long-term portion of deferred revenue, net	3,014				581	(l)	3,595
Long-term portion of equipment financing obligations	4,095				(253	)(k)	3,842
Other long-term liabilities	3,700		(621	)(m)	158	(m)	3,237

Total liabilities	201,414		21,100		21,675		244,189

Common stock subject to conditional redemption/repurchase			14,595	(n)	20,000	(o)	34,595

Stockholders’ equity:
Common stock	72		(1	)(n)	(2	)(o)	69
Additional paid-in capital	693,213		(14,594	)(n)	(15,761	)(b)(o)	662,858
Deferred warrant expense	—		692	(p)	(692	)(p)	—
Accumulated other comprehensive loss	(43)						(43)
Accumulated deficit	(618,316)		(15,071	)(q)	(19,661)		(653,048)

	74,926		(28,974)		(36,116)		9,836
Treasury stock	(911)						(911)

Total stockholders’ equity	74,015		(28,974)		(36,116)		8,925

	$275,429		$6,721		$5,559		$287,709

     Refer to the explanation of adjustments on the next page.

EFFECTS OF THE RESTATEMENT
The adjustments relate to the following (in thousands):

(a)	To reclassify cash to short-term investments.

(b)	To reflect other adjustments and reclassifications.

(c)	To reverse replacement reserve.

(d)	Cumulative effect of prior year adjustments includes $1,576 related to the change to the sell-through revenue recognition method (deferred royalties — $1,055; deferred cost of products sold — $521). Current year adjustments include $6,027 related to the change to the sell-through revenue recognition method (deferred royalties — $3,160; deferred cost of products sold — $2,867).

(e)	To accrue for fixed asset additions at December 31, 2001 — $248.

(f)	To correct accumulated amortization expense related to ONTAK acquired technology.

(g)	To record the capitalization of the X-Ceptor Purchase Right in October 1999 — $3,990.

(h)	To correct clinical trial expense — $1,168 and fixed asset additions — $(248).

(i)	Cumulative effect of prior year adjustments includes $90 related to the change to the sell-through revenue recognition method (product cost — $(268); royalties — $358); to correct accruals for vendor expenses — $321, bonus expense — $236, property tax expense - $(364); reclassification of Seragen acquisition liability from other long-term liabilities - $2,700. Current year adjustments include $(1,179) related to the change to the sell-through revenue recognition method (product cost — $(1,223); royalties — $44); correct accruals for vendor expenses — $(321), bonus expense — $458, legal, trademark and patent expense — $(263); reclassification of the Elan shares from accrued liabilities to additional paid-in capital — $(4,133).

(j)	To reflect the change in the revenue recognition method from the sell-in method to the sell-through method.

(k)	To reclassify equipment lease obligation from long term to current obligation.

(l)	To reflect the deferral of a portion of the sale of the royalty rights to Royalty Pharma.

(m)	The cumulative effect of prior year adjustments reflects the effect of the adjustment to rent expense for contractual annual rent increases recognized over the lease term on a straight line basis — $2,079, to reclassify the Seragen acquisition liability to accrued liabilities $(2,700). Current year adjustment reflects the adjustment to rent expense for contractual annual rent increase recognized over the lease term on a straight line basis - $158.

(n)	To reclassify from equity the Company’s issuance of common stock to Pfizer in accordance with EITF D-98 — $(14,595) — common stock — $(1); additional paid in capital - $(14,594).

(o)	To reclassify from equity the Elan shares in accordance with EITF D-98 — $(20,000) - common stock — $(2); additional paid-in capital — $(19,998); reclassification of the Elan shares from accrued liabilities to additional paid-in capital — $4,133.

(p)	To write off deferred warrant amortization in connection with the capitalization of the X-Ceptor Purchase Right.

(q)	To reflect the cumulative effect, as of January 1, 2002, of the restatement for years prior to 2000 — $(2,033) — product sales — $(1,015), rent expense — $(1,614), royalties - $59, reversal of X-Ceptor warrant amortization — $530, other — $7; 2000 — $(2,728) - product sales — $(4,092), rent expense — $(255), royalties — $(235); reversal of X-Ceptor warrant amortization — $1,384, amortization of acquired technology — $357, other — $113; 2001 — $(10,310) — product sales — $(13,585), rent expense — $(209), royalties — $1,368, reversal of X-Ceptor warrant amortization — $1,384, other — $732.

LIGAND PHARMACEUTICALS INCORPORATED
EFFECTS OF THE RESTATEMENT
CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands, except share and per share data)

	Year Ended December 31, 2002
	As
	Previously			As
	Reported	Adjustments		Restated

Product sales	$54,522	$(24,196	)(a)(b)	$30,326
Sale of royalty rights, net	18,275	(675	)(c)	17,600
Collaborative research and development and other revenues	23,843			23,843

Total revenues	96,640	(24,871)		71,769

Operating costs and expenses:
Cost of products sold	20,306	(5,568	)(b)(d)	14,738
Research and development	58,807	253	(b)(e)	59,060
Selling, general and administrative	41,678	147	(b)	41,825

Total operating costs and expenses	120,791	(5,168)		115,623

Loss from operations	(24,151)	(19,703)		(43,854)

Other income (expense):
Interest income	1,086			1,086
Interest expense	(6,295)			(6,295)
Debt conversion expense	(2,015)			(2,015)
Other, net	(1,221)	86	(b)(f)	(1,135)

Total other expense, net	(8,445)	86		(8,359)

Loss before income taxes	(32,596)	(19,617)		(52,213)

Income tax expense		(44	)(f)	(44)

Net loss	$(32,596)	$(19,661)		$(52,257)

Basic and diluted per share amounts:
Net loss	$(0.47)			$(0.76)

Weighted average number of common shares	69,118,976			69,118,976

Pro forma amounts assuming the changed method of accounting for variable interest entity is applied retroactively:
Net loss	$(32,795)			$(52,456)

Basic and diluted net loss per share	$(0.47)			$(0.76)
     Refer to the explanation of adjustments on the next page.

EFFECTS OF THE RESTATEMENT
The adjustments relate to the following (in thousands):

(a)	To reflect the change in the revenue recognition method from the sell-in method to the sell-through method — net product sales — $(24,160).

(b)	To reflect other adjustments and reclassifications.

(c)	To reflect the deferral of a portion of the sale of the royalty rights to Royalty Pharma.

(d)	To reflect the effect of the sell-through revenue recognition method on cost of products sold and royalties — product cost — $(2,549); royalties — $(3,116).

(e)	To correct clinical trial expense — $1,107; to reverse X-Ceptor warrant amortization - $(692); to correct patent expense — $(345).

(f)	To reclassify income taxes related to international operations — $44.

LIGAND PHARMACEUTICALS INCORPORATED
EFFECTS OF THE RESTATEMENT
CONSOLIDATED BALANCE SHEET
(unaudited) (in thousands)

	March 31, 2004
		Cumulative
	As	Effect of		Current
	Previously	Prior Period		Quarter		As
	Reported	Adjustments		Adjustments		Restated

ASSETS
Current assets:
Cash and cash equivalents	$65,558					$65,558
Short-term investments	31,625					31,625
Accounts receivable, net	14,185	$(150	)(a)	$37	(a)	14,072
Inventories, net	9,770	218	(a)	(121	)(a)	9,867
Other current assets	3,764	12,551	(a)(b)	1,273	(a)(b)	17,588

Total current assets	124,902	12,619		1,189		138,710

Restricted investments	1,656					1,656
Property and equipment, net	23,620					23,620
Acquired technology and product rights, net	135,189	260	(a)(c)			135,449
Other assets	8,822	(88	)(a)	(1,120	)(d)	7,614

	$294,189	$12,791		$69		$307,049

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$16,866	$150	(a)	$(149	)(a)	$16,867
Accrued liabilities	35,304	2,352	(a)(e)	(2,286	)(a)(e)	35,370
Current portion of deferred revenue, net	2,346	103,155	(f)	10,657	(f)	116,158
Current portion of equipment financing obligations	2,439					2,439
Current portion of long-term debt	303					303

Total current liabilities	57,258	105,657		8,222		171,137

Long-term debt	167,328					167,328
Long-term portion of deferred revenue, net	2,198	1,173	(g)			3,371
Long-term portion of equipment financing obligations	3,518					3,518
Other long-term liabilities	3,516	(352	)(h)	620	(h)	3,784

Total liabilities	233,818	106,478		8,842		349,138

Common stock subject to conditional redemption		14,595	(i)			14,595

Stockholders’ equity (deficit):
Common stock	74	(1	)(i)			73
Additional paid-in capital	730,178	(14,540	)(a)(i)			715,638
Accumulated other comprehensive loss	(53)					(53)
Accumulated deficit	(668,917)	(93,741)		(8,773)		(771,431)

	61,282	(108,282)		(8,773)		(55,773)
Treasury stock	(911)					(911)

Total stockholders’ equity (deficit)	60,371	(108,282)		(8,773)		(56,684)

	$294,189	$12,791		$69		$307,049

     Refer to the explanation of adjustments on the next page.

EFFECTS OF THE RESTATEMENT
The adjustments relate to the following (in thousands):

(a)	To reflect other adjustments and reclassifications.

(b)	Cumulative effect of prior period adjustments includes $13,271 related to the change to the sell-through revenue recognition method (deferred royalties — $9,680; deferred cost of products sold — $3,591); to reclassify Organon cost sharing receivable balance to co-promotion liability — $(461). Current quarter adjustments include $786 related to the change to the sell-through revenue recognition method (deferred royalties — $(100); deferred cost of products sold — $886); to reclassify Organon cost-sharing receivable balance to co-promotion liability — $461; to correct prepaid clinical trial expense - $(192);.

(c)	To correct accumulated amortization expense related to ONTAK acquired technology - $357.

(d)	To expense the payment to The Salk Institute to buy-out the Company’s royalty obligation on lasofoxifene in March 2004.

(e)	Cumulative effect of prior period adjustments includes $(643) related to the change to the sell-through revenue recognition method (product cost — $(1,599); royalties — $956); to reclassify Organon cost-sharing receivable balance to co-promotion liability — $(461); to correct accruals for bonus expense — $270 and property tax expense — $(277); to reclassify Seragen acquisition liability from other long-term liabilities — $2,700; to accrue interest for the Seragen acquisition liability — $739. Current quarter adjustments include $(2,055) related to the change to the sell-through revenue recognition method (product cost - $(1,563); royalties — $(492)); to reclassify Organon cost-sharing receivable balance to co-promotion liability — $461; to reclassify from other long term liabilities the payment of a portion of the Seragen acquisition liability — $(600).

(f)	To reflect the change in the revenue recognition method from the sell-in method to the sell-through method.

(g)	To reflect the deferral of a portion of the sales of royalty rights to Royalty Pharma.

(h)	The cumulative effect of prior period adjustments reflects the effect of the adjustment to rent expense for contractual annual rent increases recognized over the lease term on a straight line basis — $2,348; to reclassify the Seragen acquisition liability to accrued liabilities — $(2,700). Current quarter adjustment reflects the adjustment to rent expense for contractual annual rent increase recognized over the lease term on a straight line basis — $20; to reclassify to accrued liabilities the payment of a portion of the Seragen acquisition liability — $600.

(i)	To reclassify from equity the Company’s issuance of common stock subject to conditional redemption to Pfizer, in connection with the Pfizer settlement agreement in accordance with EITF D-98 — $(14,595) — common stock — $(1), additional paid in capital — $(14,594).

LIGAND PHARMACEUTICALS INCORPORATED
EFFECTS OF THE RESTATEMENT
CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31, 2004
	As
	Previously			As
	Reported	Adjustments		Restated

Product sales	$34,136	$(9,197	)(a)(b)	$24,939
Collaborative research and development and other revenues	2,476			2,476

Total revenues	36,612	(9,197)		27,415

Operating costs and expenses:
Cost of products sold	8,823	(1,278	)(c)	7,545
Research and development	16,852	665	(b)(d)(e)	17,517
Selling, general and administrative	14,472	233	(b)(d)(f)	14,705
Co-promotion	6,731			6,731

Total operating costs and expenses	46,878	(380)		46,498

Loss from operations	(10,266)	(8,817)		(19,083)

Other income (expense):
Interest income	231			231
Interest expense	(3,091)	44	(b)	(3,047)
Other, net	(13)	16	(g)	3

Total other expense, net	(2,873)	60		(2,813)

Loss before income taxes	(13,139)	(8,757)		(21,896)

Income tax expense		(16	)(g)	(16)

Net loss	$(13,139)	$(8,773)		$(21,912)

Basic and diluted per share amounts:
Net loss	$(0.18)			$(0.30)

Weighted average number of common shares	73,299,281			73,299,281
     Refer to the explanation of adjustments on the next page.

EFFECTS OF THE RESTATEMENT
The adjustments relate to the following (in thousands):

(a)	To reflect the change in the revenue recognition method from the sell-in method to the sell-through method — net product sales — $(9,245).

(b)	To reflect other adjustments and reclassifications.

(c)	To reflect the effect of the sell-through revenue recognition method on cost of products sold and royalties — product cost — $(886); royalties — $(392).

(d)	To reclassify $742 of expenses incurred for the technology transfer and validation effort related to the second source of supply for AVINZA from research and development expense to selling, general and administrative expense.

(e)	To expense $1,120 payment to The Salk Institute to buy-out the Company’s royalty obligation on lasofoxifene in March 2004; to reflect patent expense in the proper accounting period — $238.

(f)	To reflect legal expense in the proper accounting period — $(373).

(g)	To reclassify income taxes related to international operations — $16.

LIGAND PHARMACEUTICALS INCORPORATED
EFFECTS OF THE RESTATEMENT
CONSOLIDATED BALANCE SHEET
(unaudited) (in thousands)

	June 30, 2004
		Cumulative
	As	Effect of		Current
	Previously	Prior Period		Quarter			As
	Reported	Adjustments		Adjustments			Restated

ASSETS
Current assets:
Cash and cash equivalents	$41,920						$41,920
Short-term investments	43,958						43,958
Accounts receivable, net	17,936	$(113	)(a)		$(49	)(a)	17,774
Inventories, net	11,752	97	(a)		118	(a)	11,967
Other current assets	3,245	13,824	(a)(b)		(601	)(a)(b)	16,468

Total current assets	118,811	13,808			(532)		132,087

Restricted investments	1,656						1,656
Property and equipment, net	23,910						23,910
Acquired technology and product rights, net	132,520	260	(a)(c)				132,780
Other assets	8,420	(1,208	)(a)(d)				7,212

	$285,317	$12,860			$(532)		$297,645

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$20,225	$1	(a)	$			$20,226
Accrued liabilities	36,108	66	(a)(e)		(364	)(a)(e)	35,810
Current portion of deferred revenue, net	2,381	113,812	(f)		7,661	(f)	123,854
Current portion of equipment financing obligations	2,453						2,453
Current portion of long-term debt	303						303

Total current liabilities	61,470	113,879			7,297		182,646
Long-term debt	167,256						167,256
Long-term portion of deferred revenue, net	2,120	1,173	(g)				3,293
Long-term portion of equipment financing obligations	3,547						3,547
Other long-term liabilities	2,925	268	(h)		20	(h)	3,213

Total liabilities	237,318	115,320			7,317		359,955

Common stock subject to conditional redemption		14,595	(i)				14,595

Stockholders’ equity (deficit):
Common stock	74	(1	)(i)				73
Additional paid-in capital	732,096	(14,540	)(a)(i)				717,556
Accumulated other comprehensive loss	(127)						(127)
Accumulated deficit	(683,133)	(102,514)			(7,849)		(793,496)

	48,910	(117,055)			(7,849)		(75,994)
Treasury stock	(911)						(911)

Total stockholders’ equity (deficit):	47,999	(117,055)			(7,849)		(76,905)

	$285,317	$12,860			$(532)		$297,645

     Refer to the explanation of adjustments on the next page.

EFFECTS OF THE RESTATEMENT
The adjustments relate to the following (in thousands):

(a)	To reflect other adjustments and reclassifications.

(b)	Cumulative effect of prior period adjustments includes $14,057 related to the change to the sell-through revenue recognition method (deferred royalties — $9,580; deferred cost of products sold — $4,477). Current quarter adjustments include $(781) related to the change to the sell-through revenue recognition method (deferred royalties — $(876); deferred cost of products sold — $95).

(c)	To correct accumulated amortization expense related to ONTAK acquired technology - $357.

(d)	To expense the effect of The Salk Institute payment to buy-out the Company’s royalty obligation on lasofoxifene — $(1,120).

(e)	Cumulative effect of prior period adjustments includes $(2,698) related to the change to the sell-through revenue recognition method (product cost — $(3,162); royalties — $464); to correct property tax expense — $(260); to reclassify Seragen acquisition liability from other long-term liabilities — $2,100; accrual of interest on the Seragen acquisition liability — $739. Current quarter adjustments include $(358) related to the change to the sell-through revenue recognition method (product cost — $510; royalties — $(868)).

(f)	To reflect the change in the revenue recognition method from the sell-in method to the sell-through method.

(g)	To reflect the deferral of a portion of the sales of royalty rights to Royalty Pharma.

(h)	The cumulative effect of prior period adjustments reflects the effect of the adjustment to rent expense for contractual annual rent increases recognized over the lease term on a straight line basis — $2,368; to reclassify the Seragen acquisition liability to accrued liabilities — $(2,100). Current quarter adjustment reflects the adjustment to rent expense for contractual annual rent increase recognized over the lease term on a straight line basis — $20.

(i)	To reclassify from equity the Company’s issuance of common stock subject to conditional redemption to Pfizer, in connection with the Pfizer settlement agreement in accordance with EITF D-98 — $(14,595) — common stock — $(1), additional paid-in capital — $(14,594).

LIGAND PHARMACEUTICALS INCORPORATED
EFFECTS OF THE RESTATEMENT
CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30, 2004
	As
	Previously			As
	Reported	Adjustments		Restated

Product sales	$37,485	$(8,186	)(a)(b)	$29,299
Collaborative research and development and other revenues	2,975			2,975

Total revenues	40,460	(8,186)		32,274

Operating costs and expenses:
Cost of products sold	9,926	(208	)(c)	9,718
Research and development	18,174	(1,608	)(b)(d)	16,566
Selling, general and administrative	16,625	1,491	(b)(d)	18,116
Co-promotion	7,000			7,000

Total operating costs and expenses	51,725	(325)		51,400

Loss from operations	(11,265)	(7,861)		(19,126)
Other income (expense):
Interest income	208			208
Interest expense	(3,140)	12	(b)	(3,128)
Other, net	(19)	18	(e)	(1)

Total other expense, net	(2,951)	30		(2,921)

Loss before income taxes	(14,216)	(7,831)		(22,047)

Income tax expense		(18	)(e)	(18)

Net loss	$(14,216)	$(7,849)		$(22,065)

Basic and diluted per share amounts:

Net loss	$(0.19)			$(0.30)

Weighted average number of common shares	73,754,146			73,754,146
     Refer to the explanation of adjustments on the next page.

EFFECTS OF THE RESTATEMENT
The adjustments relate to the following (in thousands):

(a)	To reflect the change in the revenue recognition method from the sell-in method to the sell-through method — net product sales — $(8,097).

(b)	To reflect other adjustments and reclassifications.

(c)	To reflect the effect of the sell-through revenue recognition method on cost of products sold and royalties — product sales — $(214); royalties — $6.

(d)	To reclassify $1,454 of expenses incurred for the technology transfer and validation effort related to the second source of supply for AVINZA from research and development expense to selling, general and administrative expense.

(e)	To reclassify income taxes related to international operations — $18.

LIGAND PHARMACEUTICALS INCORPORATED
EFFECTS OF THE RESTATEMENT
CONSOLIDATED BALANCE SHEET
(unaudited) (in thousands)

	September 30, 2004
		Cumulative
	As	Effect of		Current
	Previously	Prior Period		Quarter		As
	Reported	Adjustments		Adjustments		Restated

ASSETS
Current assets:
Cash and cash equivalents	$46,020					$46,020
Short-term investments	34,387					34,387
Accounts receivable, net	30,583	$(162	)(a)	$36	(a)	30,457
Inventories, net	11,355	215	(b)	21	(a)	11,591
Other current assets	2,985	13,223	(a)(c)	2,729	(a)(c)	18,937

Total current assets	125,330	13,276		2,786		141,392
Restricted investments	1,656					1,656
Property and equipment, net	23,844					23,844
Acquired technology and product rights, net	129,852	260	(a)(d)			130,112
Other assets	7,977	(1,208	)(a)(e)			6,769

	$288,659	$12,328		$2,786		$303,773

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$16,719	$1	(a)	$68	(a)	$16,788
Accrued liabilities	49,527	(298	)(a)(f)	(3,308	)(a)(f)	45,921
Current portion of deferred revenue, net	2,352	121,473	(g)	17,720	(g)	141,545
Current portion of equipment financing obligations	2,617					2,617
Current portion of long-term debt	314					314

Total current liabilities	71,529	121,176		14,480		207,185

Long-term debt	167,171					167,171
Long-term portion of deferred revenue, net	2,043	1,173	(h)			3,216
Long-term portion of equipment financing obligations	4,087					4,087
Other long-term liabilities	2,870	288	(i)	15	(i)	3,173

Total liabilities	247,700	122,637		14,495		384,832

Common stock subject to conditional redemption		14,595	(j)	(2,250	)(k)	12,345

Stockholders’ equity (deficit):
Common stock	74	(1	)(j)			73
Additional paid-in capital	731,841	(14,540	)(a)(j)	2,250	(k)	719,551
Accumulated other comprehensive loss	(123)					(123)
Accumulated deficit	(689,922)	(110,363)		(11,709)		(811,994)

	41,870	(124,904)		(9,459)		(92,493)
Treasury stock	(911)					(911)

Total stockholders’ equity (deficit)	40,959	(124,904)		(9,459)		(93,404)

	$288,659	$12,328		$2,786		$303,773

Refer to the explanation of adjustments on the next page.

EFFECTS OF THE RESTATEMENT
The adjustments relate to the following (in thousands):

(a)	To reflect other adjustments and reclassifications.

(b)	To reverse replacement reserve.

(c)	Cumulative effect of prior period adjustments includes $13,276 related to the change to the sell-through revenue recognition method (deferred royalties — $8,704; deferred cost of products sold — $4,572). Current quarter adjustments include $2,654 related to the change to the sell-through revenue recognition method (deferred royalties — $2,486; deferred cost of products sold — $168).

(d)	To correct accumulated amortization expense related to ONTAK acquired technology - $357.

(e)	To expense the payment to The Salk Institute to buy-out the Company’s royalty obligation on lasofoxifene — $(1,120).

(f)	Cumulative effect of prior period adjustments includes $(3,056) related to the change to the sell-through revenue recognition method (product cost — $(2,652); royalties - $(404)); to correct bonus expense — $(201); to reclassify Seragen acquisition liability from other long-term liabilities — $2,100; to accrue interest on Seragen acquisition liability — $739. Current quarter adjustments include $(3,349) related to the change to the sell-through revenue recognition method (product cost — $(4,806); royalties — $1,457).

(g)	To reflect the change in the revenue recognition method from the sell-in method to the sell-through method.

(h)	To reflect the deferral of a portion of the sale of royalty rights to Royalty Pharma.

(i)	The cumulative effect of prior period adjustments reflects the effect of the adjustment to rent expense for contractual annual rent increases recognized over the lease term on a straight line basis — $2,388; to reclassify the Seragen acquisition liability to accrued liabilities — $(2,100). Current quarter adjustment reflects the adjustment to rent expense for contractual annual rent increase recognized over the lease term on a straight line basis — $15.

(j)	To reclassify from equity the Company’s issuance of common stock subject to conditional redemption to Pfizer, in connection with the Pfizer settlement agreement in accordance with EITF D-98 — $(14,595) — common stock — $(1), additional paid-in capital — $(14,594).

(k)	To reflect Pfizer’s redemption of shares in connection with the achievement of a milestone in accordance with the Pfizer settlement agreement.

LIGAND PHARMACEUTICALS INCORPORATED
EFFECTS OF THE RESTATEMENT
CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30, 2004
	As
	Previously			As
	Reported	Adjustments		Restated

Product sales	$44,726	$(12,792	)(a)(b)	$31,934
Sale of royalty rights, net		67	(c)	67
Collaborative research and development and other revenues	4,771			4,771

Total revenues	49,497	(12,725)		36,772

Operating costs and expenses:
Cost of products sold	11,011	(1,192	) (d)	9,819
Research and development	17,980	(1,233	) (b)(e)	16,747
Selling, general and administrative	15,890	1,421	(b)(e)	17,311
Co-promotion	8,501			8,501

Total operating costs and expenses	53,382	(1,004)		52,378

Loss from operations	(3,885)	(11,721)		(15,606)

Other income (expense):
Interest income	255			255
Interest expense	(2,919)	(226	) (b)(f)	(3,145)
Other, net	(240)	241	(b)(f)(g)	1

Total other expense, net	(2,904)	15		(2,889)

Loss before income taxes	(6,789)	(11,706)		(18,495)

Income tax expense		(3	) (g)	(3)

Net loss	$(6,789)	$(11,709)		$(18,498)

Basic and diluted per share amounts:
Net loss	$(0.09)			$(0.25)

Weighted average number of common shares	73,845,613			73,845,613
Refer to the explanation of adjustments on the next page.

EFFECTS OF THE RESTATEMENT
The adjustments relate to the following (in thousands):

(a)	To reflect the change in the revenue recognition method from the sell-in method to the sell-through method – net product sales – $(12,842).

(b)	To reflect other adjustments and reclassifications.

(c)	To reflect the recognition of revenue previously deferred in regard to the sale of royalty rights to Royalty Pharma.

(d)	To reflect the effect of the sell-through revenue recognition method on cost of products sold and royalties – product cost – $(163), royalties – $(1,029).

(e)	To reclassify $1,221 of expenses incurred for the technology transfer and validation effort related to the second source of supply for AVINZA from research and development expense to selling, general and administrative expense.

(f)	To reclassify $238 of interest and factoring expenses incurred under a factoring arrangement from other, net to interest expense.

(g)	To reclassify income taxes related to international operations – $3.

LIGAND PHARMACEUTICALS INCORPORATED
EFFECTS OF THE RESTATEMENT
CONSOLIDATED BALANCE SHEET
(unaudited) (in thousands)

	March 31, 2003
		Cumulative
	As	Effect of		Current
	Previously	Prior Period		Quarter		As
	Reported	Adjustments		Adjustments		Restated

ASSETS
Current assets:
Cash and cash equivalents	$12,979					$12,979
Short-term investments	21,004					21,004
Accounts receivable, net	17,086	$247	(a)	$13	(a)	17,346
Inventories, net	5,395	150	(a)	(18	)(a)	5,527
Other current assets	6,547	7,665	(a)(b)	(280	)(a)(b)	13,932

Total current assets	63,011	8,062		(285)		70,788
Restricted investments	10,741					10,741
Property and equipment, net	9,229					9,229
Acquired technology and product rights, net	145,862	260	(a)(c)			146,122
Other assets	12,333	3,958	(a)(d)	(3,958	)(a)(d)	12,333

	$241,176	$12,280		$(4,243)		$249,213

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$13,441	$913	(a)(e)	$(314	)(a)(e)	$14,040
Accrued liabilities	17,640	(2,182	)(a)(f)	3,386	(a)(f)	18,844
Current portion of deferred revenue, net	4,637	43,926	(g)	7,594	(g)	56,157
Current portion of equipment financing obligations	2,105	253	(h)	15	(h)	2,373

Total current liabilities	37,823	42,910		10,681		91,414

Long-term debt	155,250					155,250
Long-term portion of deferred revenue, net	2,709	581	(i)			3,290
Long-term portion of equipment financing obligations	3,707	(253	)(h)	(15	)(h)	3,439
Other long-term liabilities	3,664	(463	)(j)	32	(j)	3,233

Total liabilities	203,153	42,775		10,698		256,626

Common stock subject to conditional redemption/repurchase		34,595	(k)	(20,000	)(l)	14,595

Stockholders’ equity (deficit):
Common stock	70	(3	)(k)	2	(l)	69
Additional paid-in capital	677,561	(30,355	)(a)(k)	15,865	(l)	663,071
Accumulated other comprehensive loss	(61)					(61)
Accumulated deficit	(638,636)	(34,732)		(10,808)		(684,176)

	38,934	(65,090)		5,059		(21,097)
Treasury stock	(911)					(911)

Total stockholders’ equity (deficit)	38,023	(65,090)		5,059		(22,008)

	$241,176	$12,280		$(4,243)		$249,213

Refer to the explanation of adjustments on the next page.

EFFECTS OF THE RESTATEMENT
The adjustments relate to the following (in thousands):

(a)	To reflect other adjustments and reclassifications.

(b)	Cumulative effect of prior period adjustments includes $7,603 related to the change to the sell-through revenue recognition method (deferred royalties – $4,215; deferred cost of products sold – $3,388). Current quarter adjustments include $118 related to the change to the sell-through revenue recognition method (deferred royalties – $98; deferred cost of products sold – $20); to correct prepaid clinical trial expense – $(352).

(c)	To correct accumulated amortization expense related to ONTAK acquired technology – $357.

(d)	To record the capitalization of the X-Ceptor Purchase Right in October 1999 – $3,990; to write-off the X-Ceptor Purchase Right in March 2003, which was previously recognized for the period from 1999 to June 2002 – $(3,990).

(e)	To correct clinical trial expense – cumulative effect of prior period adjustments – $918; current quarter adjustments – $(367).

(f)	Cumulative effect of prior period adjustments include $(1,089) related to the change to the sell-through revenue recognition method (product cost – $(1,491); royalties – $402); to correct accruals for bonus expense – $694, and property tax expense – $(316); to reclassify Seragen acquisition liability from other long-term liabilities – $2,700; reclassification of the Elan shares from accrued liabilities to additional paid-in capital – $(4,133). Current quarter adjustments include $(444) related to the change to the sell-through revenue recognition method (product cost – $(126); royalties – $(318)); reclassification of the Elan shares from accrued liabilities to additional paid-in capital – $4,133.

(g)	To reflect the change in the revenue recognition method from the sell-in method to the sell-through method.

(h)	To reclassify equipment lease obligations from long-term to current obligations.

(i)	To reflect the deferral of a portion of the sales of royalty rights to Royalty Pharma.

(j)	The cumulative effect of prior period adjustments reflects the effect of the adjustment to rent expense for contractual annual rent increases amortized over the lease term on a straight line basis – $2,237; to reclassify the Seragen acquisition liability to accrued liabilities – $(2,700). Current quarter adjustment reflects the adjustment to rent expense for contractual annual rent increase recognized over the lease term on a straight line basis – $32.

(k)	In accordance with EITF D-98, to reclassify from equity the Company’s issuance of common stock to Pfizer – common stock – $(1); additional paid in capital $(14,594); and Elan shares – common stock $(2); additional paid in capital $(19,998); reclassification of the Elan shares from accrued liabilities to additional paid-in capital – $4,133.

(l)	To reflect the repurchase and retirement of the Elan shares in February 2003 – $20,000 – common stock – $2; additional paid-in capital – $19,998; reclassification of the Elan shares from accrued liabilities to additional paid-in capital – $(4,133).

LIGAND PHARMACEUTICALS INCORPORATED
EFFECTS OF THE RESTATEMENT
CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31, 2003
	As
	Previously			As
	Reported	Adjustments		Restated

Product sales	$18,928	$(7,455	) (a)(b)	$11,473
Collaborative research and development and other revenues	4,195			4,195

Total revenues	23,123	(7,455)		15,668

Operating costs and expenses:
Cost of products sold	6,620	(418	) (c)	6,202
Research and development	16,640	(91	) (b)	16,549
Selling, general and administrative	12,426	(74	) (b)	12,352

Total operating costs and expenses	35,686	(583)		35,103

Loss from operations	(12,563)	(6,872)		(19,435)

Other income (expense):
Interest income	243			243
Interest expense	(2,682)	(26	) (b)	(2,708)
Other, net	(5,318)	(3,895	) (b)(d)(e)	(9,213)

Total other expense, net	(7,757)	(3,921)		(11,678)

Loss before income taxes	(20,320)	(10,793)		(31,113)

Income tax expense		(15	) (e)	(15)

Net loss	$(20,320)	$(10,808)		$(31,128)

Basic and diluted per share amounts:
Net loss	$(0.29)			$(0.44)

Weighted average number of common shares	70,238,438			70,238,438
Refer to the explanation of adjustments on the next page.

EFFECTS OF THE RESTATEMENT
The adjustments relate to the following (in thousands):

(a)	To reflect the change in the revenue recognition method from the sell-in method to the sell-through method – net product sales – $(7,468).

(b)	To reflect other adjustments and reclassifications.

(c)	To reflect the effect of the sell-through revenue recognition method on cost of products sold and royalties – product cost – $(3); royalties – $(415).

(d)	To reflect the write off of the X-Ceptor Purchase Right in March 2003 – $3,990.

(e)	To reclassify income taxes related to international operations – $15.

LIGAND PHARMACEUTICALS INCORPORATED
EFFECTS OF THE RESTATEMENT
CONSOLIDATED BALANCE SHEET
(unaudited) (in thousands)

	June 30, 2003

		Cumulative
	As	Effect of		Current
	Previously	Prior Period		Quarter		As
	Reported	Adjustments		Adjustments		Restated

ASSETS
Current assets:
Cash and cash equivalents	$24,248					$24,248
Short-term investments	17,595					17,595
Accounts receivable, net	7,689	$260	(a)	$(221	)(a)	7,728
Inventories, net	4,806	132	(a)	93	(a)	5,031
Other current assets	2,635	7,385	(a)(b)	1,390	(a)(b)	11,410

Total current assets	56,973	7,777		1,262		66,012
Restricted investments	6,204					6,204
Property and equipment, net	8,843					8,843
Acquired technology and product rights, net	143,194	260	(a)(c)			143,454
Other assets	11,718					11,718

	$226,932	$8,037		$1,262		$236,231

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$10,819	$599	(a)(d)	$(185	) (a)	$11,233
Accrued liabilities	18,319	1,204	(a)(e)	(26	) (a)(e)	19,497
Current portion of deferred revenue, net	4,126	51,520	(f)	13,400	(f)	69,046
Current portion of equipment financing obligations	1,890	268	(g)	224	(g)	2,382

Total current liabilities	35,154	53,591		13,413		102,158
Long-term debt	155,250					155,250
Long-term portion of deferred revenue, net	2,430	581	(h)			3,011
Long-term portion of equipment financing obligations	3,403	(268	) (g)	(224	) (g)	2,911
Other long-term liabilities	3,638	(431	) (i)	32	(i)	3,239

Total liabilities	199,875	53,473		13,221		266,569

Common stock subject to conditional redemption		14,595	(j)			14,595

Stockholders’ equity (deficit):
Common stock	70	(1	) (j)			69
Additional paid-in capital	678,577	(14,490	) (a)(j)			664,087
Accumulated other comprehensive loss	(46)					(46)
Accumulated deficit	(650,633)	(45,540)		(11,959)		(708,132)

	27,968	(60,031)		(11,959)		(44,022)
Treasury stock	(911)					(911)

Total stockholders’ equity (deficit)	27,057	(60,031)		(11,959)		(44,933)

	$226,932	$8,037		$1,262		$236,231

Refer to the explanation of adjustments on the next page.

EFFECTS OF THE RESTATEMENT
The adjustments relate to the following (in thousands):

(a)	To reflect other adjustments and reclassifications.

(b)	Cumulative effect of prior period adjustments includes $7,721 related to the change to the sell-through revenue recognition method (deferred royalties – $4,313; deferred cost of products sold – $3,408); to correct prepaid clinical trial expense – $(290). Current quarter adjustments include $1,416 related to the change to the sell-through revenue recognition method (deferred royalties – $1,818; deferred cost of products sold – $(402)).

(c)	To correct accumulated amortization expense related to ONTAK acquired technology – $357.

(d)	To correct clinical trial expense – $551.

(e)	Cumulative effect of prior period adjustments includes $(1,533) related to the change to the sell-through revenue recognition method (product cost – $(1,617); royalties – $84); to correct accruals for bonus expense – $588, property tax expense – $(361), and legal, trademark and patent expense –$(240); to reclassify Seragen acquisition liability from long-term to current – $2,700. Current quarter adjustments includes $(105) related to the change to the sell-through revenue recognition method (product cost – $(565); royalties – $460).

(f)	To reflect the change in the revenue recognition method from the sell-in method to the sell-through method.

(g)	To reclassify equipment financing obligations from long-term to current obligations.

(h)	To reflect the deferral of a portion of the sales of royalty rights to Royalty Pharma.

(i)	The cumulative effect of prior period adjustments reflects the effect of the adjustment to rent expense for contractual annual rent increases recognized over the lease term on a straight line basis – $2,269; to reclassify the Seragen acquisition liability to accrued liabilities – $(2,700). Current quarter adjustment reflects the adjustment to rent expense for contractual annual rent increase recognized over the lease term on a straight line basis – $32.

(j)	To reclassify from equity the Company’s issuance of common stock subject to conditional redemption to Pfizer, in connection with the Pfizer settlement agreement in accordance with EITF D-98 – $(14,595) – common stock – $(1); additional paid in capital – $(14,594).

LIGAND PHARMACEUTICALS INCORPORATED
EFFECTS OF THE RESTATEMENT
CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30, 2003
	As
	Previously			As
	Reported	Adjustments		Restated

Product sales	$25,187	$(13,016	)(a)(b)	$12,171
Collaborative research and development and other revenues	3,939			3,939

Total revenues	29,126	(13,016)		16,110

Operating costs and expenses:
Cost of products sold	7,766	(921	) (c)	6,845
Research and development	16,859	(215	) (b)(d)(e)	16,644
Selling, general and administrative	13,571	(2	) (b)(d)	13,569

Total operating costs and expenses	38,196	(1,138)		37,058

Loss from operations	(9,070)	(11,878)		(20,948)

Other income (expense):
Interest income	140			140
Interest expense	(2,688)	(81	) (b)	(2,769)
Other, net	(379)	16	(f)	(363)

Total other expense, net	(2,927)	(65)		(2,992)

Loss before income taxes	(11,997)	(11,943)		(23,940)

Income tax expense		(16	) (f)	(16)

Net loss	$(11,997)	$(11,959)		$(23,956)

Basic and diluted per share amounts:
Net loss	$(0.17)			$(0.35)

Weighted average number of common shares	69,275,323			69,275,323
Refer to the explanation of adjustments on the next page.

EFFECTS OF THE RESTATEMENT
The adjustments relate to the following (in thousands):

(a)	To reflect the change in the revenue recognition method from the sell-in method to the sell-through method – net product sales – $(12,835).

(b)	To reflect other adjustments and reclassifications.

(c)	To reflect the effect of the sell-through revenue recognition method on cost of products sold and royalties – product cost – $437; royalties – $(1,358).

(d)	To reclassify $9 of expenses incurred for the technology transfer and validation effort related to the second source of supply for AVINZA from research and development expense to selling, general and administrative expense.

(e)	To correct clinical trial expense – $(331).

(f)	To reclassify income taxes related to international operations – $16.

LIGAND PHARMACEUTICALS INCORPORATED
EFFECTS OF THE RESTATEMENT
CONSOLIDATED BALANCE SHEET
(unaudited) (in thousands)

	September 30, 2003
		Cumulative
	As	Effect of		Current
	Previously	Prior Period		Quarter		As
	Reported	Adjustments		Adjustments		Restated

ASSETS
Current assets:
Cash and cash equivalents	$73,002					$73,002
Short-term investments	13,744					13,744
Accounts receivable, net	9,923	$39	(a)	$(42	) (a)	9,920
Inventories, net	6,005	225	(a)	(119	) (a)	6,111
Other current assets	3,188	8,775	(a)(b)	1,684	(a)(b)	13,647

Total current assets	105,862	9,039		1,523		116,424
Restricted investments	6,203					6,203
Property and equipment, net	9,072					9,072
Acquired technology and product rights, net	140,526	260	(a)(c)			140,786
Other assets	11,134					11,134

	$272,797	$9,299		$1,523		$283,619

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$17,261	$414	(a)(d)	$(141	) (a)	$17,534
Accrued liabilities	23,228	1,178	(a)(e)	(829	) (a)(e)	23,577
Current portion of deferred revenue, net	3,502	64,920	(f)	14,092	(f)	82,514
Current portion of equipment financing obligations	2,299	492	(g)	(492	) (g)	2,299

Total current liabilities	46,290	67,004		12,630		125,924
Long-term debt	155,250					155,250
Long-term portion of deferred revenue, net	2,352	581	(h)			2,933
Long-term portion of equipment financing obligations	2,682	(492	) (g)	492	(g)	2,682
Other long-term liabilities	3,627	(399	) (i)	27	(i)	3,255

Total liabilities	210,201	66,694		13,149		290,044

Common stock subject to conditional redemption		14,595	(j)			14,595

Stockholders’ equity (deficit):
Common stock	73	(1	) (j)			72
Additional paid-in capital	725,244	(14,490	) (a)(j)			710,754
Accumulated other comprehensive loss	(90)					(90)
Accumulated deficit	(661,720)	(57,499)		(11,626)		(730,845)

	63,507	(71,990)		(11,626)		(20,109)
Treasury stock	(911)					(911)

Total stockholders’ equity (deficit)	62,596	(71,990)		(11,626)		(21,020)

	$272,797	$9,299		$1,523		$283,619

Refer to the explanation of adjustments on the next page.

EFFECTS OF THE RESTATEMENT
The adjustments relate to the following (in thousands):

(a)	To reflect other adjustments and reclassifications.

(b)	Cumulative effect of prior period adjustments includes $9,137 related to the change to the sell-through revenue recognition method (deferred royalties – $6,131; deferred cost of products sold – $3,006); to correct prepaid clinical trial expense – $(234). Current quarter adjustments include $1,501 related to the change to the sell-through revenue recognition method (deferred royalties – $1,525; deferred cost of products sold – $(24)).

(c)	To correct accumulated amortization expense related to ONTAK acquired technology – $357.

(d)	To correct clinical trial expense – $276.

(e)	Cumulative effect of prior period adjustments includes $(1,638) related to the change to the sell-through revenue recognition method (product cost – $(2,182); royalties – $544); to correct accruals for bonus expense – $482, and property tax expense –$(340); to reclassify Seragen acquisition liability from long-term to current – $2,700. Current quarter adjustments include $(903) related to the change to the sell-through revenue recognition method (product cost – $(881); royalties – $(22)).

(f)	To reflect the change in the revenue recognition method from the sell-in method to the sell-through method.

(g)	To reclassify equipment financing obligations from long-term to current obligations.

(h)	To reflect the deferral of a portion of the sales of royalty rights to Royalty Pharma.

(i)	The cumulative effect of prior period adjustments reflects the effect of the adjustment to rent expense for contractual annual rent increases recognized over the lease term on a straight line basis – $2,301; to reclassify the Seragen acquisition liability to accrued liabilities – $(2,700). Current quarter adjustment reflects the adjustment to rent expense for contractual annual rent increase recognized over the lease term on a straight line basis – $27.

(j)	To reclassify from equity the Company’s issuance of common stock subject to conditional redemption to Pfizer, in connection with the Pfizer settlement agreement in accordance with EITF D-98 – $(14,595) – common stock – $(1), additional paid in capital – $(14,594).

LIGAND PHARMACEUTICALS INCORPORATED
EFFECTS OF THE RESTATEMENT
CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30, 2003
	As
	Previously			As
	Reported	Adjustments		Restated

Product sales	$28,123	$(13,363	)(a)(b)	$14,760
Sale of royalty rights, net		35	(c)	35
Collaborative research and development and other revenues	3,160			3,160

Total revenues	31,283	(13,328)		17,955

Operating costs and expenses:
Cost of products sold	8,565	(1,524	)(d)	7,041
Research and development	17,696	(261	)(b)(e)(f)	17,435
Selling, general and administrative	13,216	26	(b)(e)	13,242

Total operating costs and expenses	39,477	(1,759)		37,718

Loss from operations	(8,194)	(11,569)		(19,763)

Other income (expense):
Interest income	136			136
Interest expense	(2,653)	(170	)(b)	(2,823)
Other, net	(376)	122	(b)(g)	(254)

Total other expense, net	(2,893)	(48)		(2,941)

Loss before income taxes	(11,087)	(11,617)		(22,704)

Income tax expense		(9	)(g)	(9)

Net loss	$(11,087)	$(11,626)		$(22,713)

Basic and diluted per share amounts:
Net loss	$(0.16)			$(0.32)

Weighted average number of common shares	70,100,280			70,100,280
Refer to the explanation of adjustments on the next page.

EFFECTS OF THE RESTATEMENT
The adjustments relate to the following (in thousands):

(a)	To reflect the change in the revenue recognition method from the sell-in method to the sell-through method – net product sales – $(13,376).

(b)	To reflect other adjustments and reclassifications.

(c)	To reflect the recognition of revenue previously deferred in regard to the sales of royalty rights to Royalty Pharma.

(d)	To reflect the effect of the sell-through revenue recognition method on cost of products sold and royalties – product cost – $23, royalties – $(1,547).

(e)	To reclassify $20 of expenses incurred for the technology transfer and validation effort related to the second source of supply for AVINZA from research and development expense to selling, general and administrative expense.

(f)	To correct clinical trial expense – $(281).

(g)	To reclassify income taxes related to international operations – $9.

LIGAND PHARMACEUTICALS INCORPORATED
EFFECTS OF THE RESTATEMENT
CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended December 31, 2003
	As
	Previously			As
	Reported	Adjustments		Restated

Product sales	$42,394	$(25,474	) (a)(b)	$16,920
Sale of royalty rights, net	12,500	(749	) (c)	11,751
Collaborative research and development and other revenues	2,714			2,714

Total revenues	57,608	(26,223)		31,385
Operating costs and expenses:
Cost of products sold	8,667	(2,198	) (d)	6,469
Research and development	16,484	(434	) (b)(e)	16,050
Selling, general and administrative	12,448	929	(b)(f)(g)	13,377
Co-promotion	9,360			9,360

Total operating costs and expenses	46,959	(1,703)		45,256

Income (loss) from operations	10,649	(24,520)		(13,871)
Other income (expense):
Interest income	264			264
Interest expense	(2,947)	105	(b)	(2,842)
Other, net	(19)	(185	) (b)(h)	(204)

Total other expense, net	(2,702)	(80)		(2,782)

Income (loss) before income taxes and cumulative effect of a change in accounting principle	7,947	(24,600)		(16,653)

Income tax expense	—	(16	) (h)	(16)

Income (loss) before cumulative effect of a change in accounting principle	7,947	(24,616)		(16,669)

Cumulative effect of changing method of accounting for variable interest entity	(2,005)			(2,005)

Net income (loss)	$5,942	$(24,616)		$(18,674)

Basic per share amounts:
Income (loss) before cumulative effect of a change in accounting principle	$0.11			$(0.23)

Cumulative effect of changing method of accounting for variable interest entity	(0.03)			(0.03)

Net income (loss)	$0.08			$(0.26)

Weighted average number of common shares for basic net income (loss) per share	73,098,427			73,098,427

Diluted per share amounts:
Income (loss) before cumulative effect of a change in accounting principle	$0.10			$(0.23)
Cumulative effect of changing method of accounting for variable interest entity	(0.02)			(0.03)

Net income (loss)	$0.08			$(0.26)

Weighted average number of common shares for diluted net income (loss) per share	99,684,427			73,098,427
Refer to the explanation of adjustments on the next page.

EFFECTS OF THE RESTATEMENT
The adjustments relate to the following (in thousands):

(a)	To reflect the change in the revenue recognition method from the sell-in method to the sell-through method – net product sales – $(25,508).

(b)	To reflect other adjustments and reclassifications.

(c)	To reflect the deferral of a portion of the sales of royalty rights to Royalty Pharma.

(d)	To reflect the effect of the sell-through revenue recognition method on cost of products sold and royalties – product cost – $(608), royalties – $(1,590).

(e)	To reclassify $26 of expenses incurred for the technology transfer and validation effort related to the second source of supply for AVINZA from research and development expense to selling, general and administrative expense; to correct patent expense – $(233).

(f)	To reflect accrual of interest on Seragen acquisition liability – $739.

(g)	To reflect legal expense in the proper accounting period – $308.

(h)	To reclassify income taxes related to international operations – $16.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Caution: This discussion and analysis may contain predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties, including those discussed in Item 1 – Business at “Risks and Uncertainties.” This outlook represents our current judgment on the future direction of our business. These statements include those related to management’s trend analyses and expectations, Organon discussions; product and corporate partner pipeline; litigation, the annual stockholders’ meeting, the SEC enforcement investigation, compliance with the NASDAQ Listing Qualifications Panel requirements and the potential relisting of the Company’s securities, and material weaknesses and remediation. Actual events or results may differ materially from Ligand’s expectations. For example, there can be no assurance of that the Company’s subsequent processes and initiatives such as compliance with NASDAQ Listing Qualifications Panel requirements will be completed or when, that the Company will achieve relisting by the NASDAQ Stock Market and if so, when relisting will occur, that the Company’s currently ongoing or future litigation (including private litigation and the SEC investigation) will not have an adverse effect on the Company, that the Company will be able to successfully conclude discussions with Organon, that corporate or partner pipeline products will gain approval or success in the market, that the Company will remediate any identified material weaknesses, that the sell-through revenue recognition models will not require adjustment and not result in a subsequent restatement. In addition, the Company’s financial results and stock price may suffer as a result of the previously announced restatement and delisting action by NASDAQ or as a result of any failure to remediate material weaknesses and its relationships with its vendors, stockholders or other creditors may suffer. Such risks and uncertainties could cause actual results to differ materially from any future performance suggested. We undertake no obligation to release publicly the results of any revisions to these forward-looking statements to reflect events or circumstances arising after the date of this annual report. This caution is made under the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934 as amended.
     Our trademarks, trade names and service marks referenced herein include Ligand, AVINZA, ONTAK, Panretin and Targretin. Each other trademark, trade name or service mark appearing in this annual report belongs to its owner.
Background of the Restatement
     On March 17, 2005, the Company announced that in connection with the preparation of its consolidated financial statements for 2004 and the audit of those consolidated financial statements, the Audit Committee of the Board of Directors would conduct a review, with the assistance of management, of the Company’s revenue recognition policies and accounting for product sales, including its estimates of product returns under SFAS 48 and SAB 104. The review included the Company’s revenue recognition policies and practices for current and past periods as well as the Company’s internal control over financial reporting as it related to those items. The Company also reviewed the accounting and classification of its sales of royalty rights in its consolidated statements of operations. The Audit Committee retained Dorsey & Whitney LLP as independent counsel. The Audit Committee and independent counsel subsequently retained PricewaterhouseCoopers as their independent accounting consultants to assist in the review. In addition, the Company, through its counsel, Latham & Watkins LLP, retained FTI Ten Eyck to provide an independent accounting perspective in connection with the accounting issues under review.
     On May 20, 2005, the Company announced that the Audit Committee had completed its accounting review and that the Company would restate its consolidated financial statements as of December 31, 2003 and for the years ended December 31, 2003 and 2002, and as of and for the first three quarters of 2004 and for the quarters of 2003. The Audit Committee and management independently reviewed the Company’s revenue recognition practices and policies for product sales for 2003 and 2002 and each of the three quarters in the period ended September 30, 2004. These reviews focused on whether the Company had properly recognized revenue on product shipments to distributors under SFAS 48 and SAB 104. Based on these reviews, the Company determined that it had not met all of the criteria under SFAS 48 and SAB 104 to recognize revenue upon shipment. As a result of this error, the Company determined to restate its financial results and to report financial results under the sell-through revenue recognition method for the domestic product shipments of AVINZA, ONTAK, Targretin capsules and Targretin gel. The Company also announced that it was continuing its work to review the accounting and classification of its sales of royalty rights in its consolidated statements of operations and that the Audit Committee review found no evidence of improper or fraudulent actions or practices by any member of management or that management acted in bad faith in adopting and administering the Company’s historical revenue recognition policies.

     Subsequent to the Company’s announcement that it would restate its consolidated financial statements, the Company’s previous auditors declined to be re-engaged to audit the restatement. As a result, the Audit Committee engaged BDO Seidman, LLP (“BDO”), the Company’s current independent registered public accounting firm, to re-audit the consolidated financial statements for the fiscal years ended December 31, 2003 and 2002. During the course of the re-audits other errors were identified that affect the restated consolidated financial statements.
     In connection with the restatement, the SEC instituted a formal investigation concerning the Company’s consolidated financial statements. These matters were previously the subject of an informal SEC inquiry. Ligand has been cooperating fully with the SEC and will continue to do so in order to bring the investigation to a conclusion as promptly as possible.
The Restatement and Other Related Matters
     Set forth below is a summary of the significant determinations regarding the restatement and additional matters addressed in the course of the restatement.
     Revenue Recognition. The restatement corrects the recognition of revenue for transactions involving each of the Company’s products that did not satisfy all of the conditions for revenue recognition contained in SFAS 48 and SAB 104. The Company’s products impacted by this restatement are the domestic product shipments of AVINZA, ONTAK, Targretin Capsules, and Targretin Gel. Specifically, although the Company believed it had met each of the criteria for recognizing revenue upon shipment of each of its products, management subsequently determined that based upon SFAS 48 and SAB 104 it did not have the ability to make reasonable estimates of future returns because there was (i) a lack of sufficient visibility into the wholesaler and retail distribution channels; (ii) an absence of historical experience with similar products; (iii) increasing levels of inventory in the wholesale and retail distribution channels as a result of increasing demand of the Company’s new products among other factors; and (iv) a concentration of a few large distributors. As a result, the Company could not make reliable and reasonable estimates of returns which precluded it from recognizing revenue at the time of product shipment, and therefore such transactions must be restated using the sell-through method. The restatement of product revenue under the sell-through method requires the correction of other accounts whose balances are largely based upon the prior accounting policy. Such accounts include gross to net sales adjustments and cost of goods (products) sold. Gross to net sales adjustments include allowances for returns, rebates, chargebacks, discounts, and promotions, among others. Cost of product sold includes manufacturing costs and royalties.
     The restatement did not affect the revenue recognition of Panretin or the Company’s international product sales. For Panretin, our wholesalers only stock minimal amounts of product, if any. As such, wholesaler orders are considered to approximate end-customer demand for the product. For international sales, our products are sold to third-part distributors. For these sales, we believe that the Company has met the SFAS 48 and SAB 104 criteria for recognizing revenue.
     Specific models were developed for: AVINZA, including a separate model for each dosage strength (a retail-stocked product for which the sell-through revenue recognition event is prescriptions as reported by a third party data provider, IMS Health Incorporated, or IMS); Targretin capsules and gel (for which revenue recognition is based on wholesaler out-movement as reported by IMS); and ONTAK (for which revenue recognition is based on wholesaler out-movement as reported to the Company by its wholesalers as the product is generally not stocked in pharmacies). Separate models were also required for each of the adjustments associated with the gross to net sales adjustments and cost of goods sold. The Company also developed separate demand reconciliations for each product to assess the reasonableness of the third party information described above which was used in the restatement and will be used on a going-forward basis.
     Under the sell-through method used in the restatement and to be used on a going-forward basis, the Company does not recognize revenue upon shipment of product to the wholesaler. For these shipments, the Company invoices the wholesaler, records deferred revenue at gross invoice sales price less estimated cash discounts and, for ONTAK, end-customer returns, and classifies the inventory held by the wholesaler as “deferred cost of goods sold” within “other current assets.” Additionally, for royalties paid to technology partners based on product shipments to wholesalers, the Company records the cost of such royalties as “deferred royalty expense” within “other current assets.” Royalties paid to technology partners are deferred as the Company has the right to offset royalties paid for product that are later returned against subsequent royalty obligations. Royalties for which the Company does not have the ability to offset (for example, at the end of the contracted royalty period) are expensed in the period the royalty obligation becomes due. The Company recognizes revenue when inventory is “sold through” (as discussed below), on a first-in first-out (FIFO) basis. Sell-through for AVINZA is considered to be at the prescription level or at the time of end user consumption for non-retail prescriptions. Thus, changes in wholesaler or retail pharmacy inventories of AVINZA do not affect the Company’s product revenues, but will be reflected on the balance sheet as a change to deferred product revenue. Sell-through for ONTAK, Targretin capsules, and Targretin gel is considered to be at the time the product moves from the wholesaler to the wholesaler’s customer. Changes in wholesaler inventories for all the Company’s products, including product that the wholesaler returns to the Company for credit, do not affect product revenues but will be reflected as a change in deferred product revenue.
     The Company’s revenue recognition is subject to the inherent limitations of estimates that rely on third-party data, as certain-third party information is itself in the form of estimates. Accordingly, the Company’s sales and revenue recognition under the sell-through method reflect the Company’s estimates of actual product sold through the distribution channel. The estimates by third parties include inventory levels and customer sell-through information the Company obtains from wholesalers which currently account for a large percentage of the market demand for its products. The Company also uses third-party market research data to make estimates where time lags prevent the use of actual data. Certain third-party data and estimates are validated against the Company’s internal product movement information. To assess the reasonableness of third-party demand (i.e. sell-through) information, the Company prepares separate demand reconciliations based on inventory in the distribution channel. Differences identified through these demand reconciliations outside an acceptable range will be recognized as an adjustment to the third-party reported demand in the period those differences are identified. This adjustment mechanism is designed to identify and correct for any material variances between reported and actual demand over time and other potential anomalies such as inventory shrinkage at wholesalers or retail pharmacies.
     As a result of the Company’s adoption of the sell-through method, it recorded reductions to net product sales in the amounts of $12.8 million, $8.1 million and $9.2 million for the quarters ended September 30, 2004, June 30, 2004 and March 31, 2004, respectively, and $25.5 million, $13.4 million, $12.8 million, and $7.5 million for the quarters ended December 31, 2003, September 30, 2003, June 30, 2003, and March 31, 2003, respectively. Additionally, for the years ended December 31, 2003 and 2002, the Company recorded a corresponding reduction to net product sales in the amounts of $59.2 million and $24.2 million, respectively. These amounts do not include other adjustments also affected by the change to the sell-through method such as cost of products sold and royalties. Revenue which has been deferred will be recognized as the product sells through in future periods as discussed above.
Effects of the Sell-Through Method on Consolidated Financial Statements
     Under the sell-through revenue recognition method, product sales and gross margins for 2004, 2003 and 2002 are affected by the timing of gross to net sales adjustments including wholesaler promotional discounts, the cost of certain services provided by wholesalers under distribution service agreements, and the impact of price increases. Additionally, cost of products sold and therefore gross margins for the Company’s products are further impacted by the changes in the timing of revenue recognition and certain related changes in accounting as a result of the change to the sell-through revenue recognition method. The more significant impacts are summarized below:
•	Impact of changed sales volumes - a significant amount of cost of products sold is comprised of “fixed costs” including amortization of acquired technology and product rights that result in lower margins at lower sales levels.

•	Returns - as discussed above, when product is shipped into the wholesale channel, inventory held by the wholesaler (and subsequently held by retail pharmacies in the case of AVINZA) is classified as “deferred cost of product sold” which is included in “Other current assets.” At the time of shipment, the Company makes an estimate of units that may be returned and records a reserve for those units against the “deferred cost of goods sold” account. Upon an announced price increase, the Company revalues its estimate of deferred product revenue to be returned to recognize the potential higher credit a wholesaler may take upon product return determined as the difference between the new and the initial wholesaler acquisition cost.

The impact of this reserve revaluation is likewise reflected as a charge to the Company’s statement of operations in the period the Company announces such price increase.

•	Change to AVINZA product cost – in November 2002, the Company and Elan Corporation agreed to amend the terms of the AVINZA license and supply agreement. Under the terms of the amended agreement, Elan’s adjusted royalty and supply price of AVINZA is approximately 10% of the product’s net sales, compared to approximately 30-35% in the prior agreement. As noted above, product shipped to the wholesaler is recorded as “deferred cost of goods sold” and subsequently recognized as cost of sales when the product sells-through. In the restated revenue, the majority of product manufactured by Elan in 2002 at the higher contractual cost of production, sold-through and was recognized as cost of sales in 2003. Accordingly, AVINZA gross margins for 2003 under sell-through revenue recognition reflect this higher product cost compared to the previously reported 2003 margins under the sell-in revenue recognition method. If future sales volume increases and future return levels and product mix are similar to the Company’s experience in 2004, the Company expects that its gross margin levels overall will increase and stabilize over time. Gross margin on all product sales for 2004, 2003, and 2002 was 67%, 52%, and 51%, respectively.

•	Royalties – under the sell-through method, royalties paid based on unit shipments to wholesalers are deferred and recognized as royalty expense as those units are sold-through and recognized as revenue.
     Sale of Royalty Rights. In March 2002, the Company entered into an agreement with Royalty Pharma AG (“Royalty Pharma”) to sell a portion of its rights to future royalties from the net sales of three (SERM) products now in late stage development with two of the Company’s collaborative partners, Pfizer Inc. and American Home Products Corporation, now known as Wyeth, in addition to the right, but not the obligation, to acquire additional percentages of the SERM products’ net sales on future dates by giving the Company notice. When the Company entered into the agreement with Royalty Pharma and upon each subsequent exercise of its options to acquire additional percentages of royalty payments to the Company, the Company recognized the consideration paid to it by Royalty Pharma as revenue. Cumulative payments totaling $63.3 million were received from Royalty Pharma from 2002 through 2004 for the sale of royalty rights from the net sales of the SERM products.
     The Company determined that, while the current accounting classification is appropriate, a portion of the revenue recognized under the Royalty Pharma agreement should have been deferred since Pfizer and Wyeth each had the right to offset a portion of future royalty payments for, and to the extent of, amounts previously paid to the Company for certain developmental milestones. Approximately $0.6 million of revenue was deferred in each of 2003 and 2002 related to the offset rights by the Company’s collaborative partners, Pfizer and Wyeth. The amounts associated with the offset rights against future royalty payments will be recognized as revenue upon receipt of future royalties from the respective partners or upon determination that no such future royalties will be forthcoming. Additionally, the Company determined to defer a portion of such revenue as it relates to the value of the option rights sold to Royalty Pharma until Royalty Pharma exercised such options or upon the expiration of the options. The value of Royalty Pharma options outstanding at the end of 2002 which was recognized in 2003 was approximately $0.1 million. The value of options outstanding at the end of 2003 which was recognized in 2004 was approximately $0.2 million. As of December 31, 2004, all of the option revenue deferred during fiscal 2002 and 2003 has been recognized. Accordingly, for the years ended December 31, 2003 and 2002, the Company has restated revenue from the sale of royalty rights under the Royalty Pharma agreement, which reduced royalty revenue by approximately $0.7 million for each of the years ended December 31, 2003 and 2002.
Additional Matters Addressed in the Restatement
     Subsequent to May 20, 2005, the Company determined that it should also restate its consolidated financial statements as they relate to the following matters:
     Buy-Out of Salk Royalty Obligation. In March 2004, the Company paid The Salk Institute $1.12 million in connection with the Company’s exercise of an option to buy out milestone payments, other payment-sharing obligations and royalty payments due on future sales of lasofoxifene, a product under development by Pfizer for which a NDA was expected to be filed in 2004. At the time of the Company’s exercise of its buyout right, the payment was accounted for as a prepaid royalty asset to be amortized on a straight-line basis over the period for which the Company had a contractual right to the lasofoxifene royalties. This payment was included in “other assets” on the Company’s consolidated balance sheet at September 30, 2004, June 30, 2004, and March 31, 2004. Pfizer filed the NDA for lasofoxifene with the United States Food and Drug Administration in the third quarter of 2004. Because the NDA had not been filed at the time the Company exercised its buyout right, the Company determined in the course of the restatement that the payment should have been expensed. Accordingly, the Company corrected such error and recognized the Salk payment as development expense for the quarter ended March 31, 2004 and the year ended December 31, 2004.
     X-Ceptor Therapeutics, Inc. In June 1999, the Company invested $6.0 million in X-Ceptor Therapeutics, Inc. (“X- Ceptor”) through the acquisition of convertible preferred stock. Additionally, in October 1999, the Company issued warrants to X-Ceptor investors, founders and certain employees to purchase 950,000 shares of Ligand common stock with an exercise price of $10.00 per share and an expiration date of October 6, 2006. At the time of issuance, the warrants were recorded at their fair value of $4.20 per warrant or $4.0 million as deferred warrant expense within stockholders’ deficit and were amortized to operating expense through June 2002. The Company determined during the course of the restatement that the warrant issuance should have been capitalized as an asset rather than treated as a deferred expense within equity since the warrant issuance was deemed to be consideration for the right granted to the Company by X-Ceptor to acquire all of the outstanding stock of X-Ceptor (the “Purchase Right”). Accordingly, the Company recorded the Purchase Right as an other asset in the amount of $4.0 million. The effect of this change resulted in a decrease in expense for the year ended December 31, 2002 of $0.7 million. This asset was subsequently written off to “Other, net expense” in the quarter ended March 31, 2003, the period the Company determined that the Purchase Right would not be exercised.
     Pfizer Settlement Agreement and Elan Shares. In April 1996, the Company and Pfizer entered into a settlement agreement with respect to a lawsuit filed in December 1994 by the Company against Pfizer. In connection with a collaborative research agreement the Company entered into with Pfizer in 1991, Pfizer purchased shares of the Company’s common stock. Under the terms of the settlement agreement, at the option of either the Company or Pfizer, milestone and royalty payments owed to the Company can be satisfied by Pfizer by transferring to the Company shares of the Company’s common stock at an exchange ratio of $12.375 per share. At the time of the settlement, the Company accounted for the prior issuance of common stock to Pfizer as equity on its balance sheet.
     Additionally, in 1998, Elan International (Elan) agreed to exclusively license to the Company in the United States and Canada its proprietary product AVINZA. In connection with the November 2002 restructuring of the AVINZA license agreement with Elan, the Company agreed to repurchase approximately 2.2 million shares of the Company’s common stock held by an affiliate of Elan (the “Elan Shares”) for $9.00 a share. At the time of the November 2002 agreement, the shares were classified as equity on the Company’s balance sheet. The Elan Shares were repurchased and retired in February 2003.
     In conjunction with the restatement, the remaining common stock issued and outstanding to Pfizer following the settlement and the Elan Shares were reclassified as “common stock subject to conditional redemption/repurchase” (between liabilities and equity) in accordance with Emerging Issue Task Force Topic D-98, “Classification and Measurement of Redeemable Securities” (EITF D-98), which was issued in July 2001.
     EITF D-98 requires the security to be classified outside of permanent equity if there is a possibility of redemption of securities that is not solely within the control of the issuer. Since Pfizer has the option to settle with Company’s shares milestone and royalties payments owed to the Company and, as of December 31, 2002, the Company was required to repurchase the Elan shares, the Company determined that such factors indicated that the redemptions were not within the Company’s control, and accordingly, EITF D-98 was applicable to the treatment of the common stock issued to Pfizer and the Elan Shares. These adjustments totaling $34.6 million only had an effect on the balance sheet classification, not on the consolidated statements of operations. Of the total adjustments, $14.6 million related to the Pfizer shares and $20.0 million related to the Elan Shares.
     Seragen Litigation. On December 11, 2001, a lawsuit was filed in the United States District Court for the District of Massachusetts against the Company by the Trustees of Boston University and other former stakeholders of Seragen. The suit was subsequently transferred to federal district court in Delaware. The complaint alleges breach of contract, breach of the implied covenants of good faith and fair dealing and unfair and deceptive trade practices based on, among other things, allegations that the Company wrongfully withheld approximately $2.1 million in consideration due the plaintiffs under the Seragen acquisition agreement. This amount had been previously accrued for in the Company’s consolidated financial statements in 1998. The complaint seeks payment of the withheld consideration and treble damages. The Company filed a motion to dismiss the unfair and deceptive trade practices claim. The Court subsequently granted the Company’s motion to dismiss the unfair and deceptive trade practices claim (i.e. the treble damages claim), in April 2003. In November 2003, the Court granted Boston University’s motion for summary judgment, and entered judgment for Boston University. In January 2004, the district court issued an amended judgment awarding interest of approximately $0.7 million to the plaintiffs in addition to the approximately $2.1 million withheld. The Court award of interest was previously not accrued. Though the Company has appealed the judgment in this case as well as the award of interest and the calculation of damages, in view of the judgment, the Company revised its consolidated financial statements in the fourth quarter of 2003 to record a charge of $0.7 million.
     Other. In conjunction with the restatement, the Company also made other adjustments and reclassifications to its accounting for various other errors, in various years, including, but not limited to: (1) a correction to the Company’s estimate of the accrual for clinical trials; (2) corrections to estimates of other accrued liabilities; (3) royalty payments made to technology partners; (4) straight-line recognition of rent expense for contractual annual rent increases; and (5) corrections to estimates of future obligations and bonuses to employees.
     For the quarters ended September 30, 2004, June 30, 2004, and March 31, 2004, the restatement increased the net loss by $11.7 million or $0.16 per share; $7.8 million or $0.11 per share; and $8.8 million or $0.12 per share, respectively. For the quarter ended December 31, 2003, the restatement decreased net income by $24.6 million or $0.34 per share and increased net loss for the quarters ended September 30, 2003, June 30, 2003, and March 31, 2003 by $11.6 million or $0.16 per share; $12.0 million or $0.18 per share; and $10.8 million or $0.15 per share, respectively. The restatement increased the net loss in 2003 by $59.0 million or $0.83 per share to $96.5 million or $1.36 per share. The restatement increased the net loss in 2002 by $19.7 million or $0.29 per share to $52.3 million or $0.76 per share. For periods prior to 2002, the restatement was effectuated through an aggregate adjustment as of January 1, 2002 of $15.1 million to the Company’s accumulated deficit. Additionally, for periods prior to 2002, restatement of the Pfizer settlement agreement was effectuated as of January 1, 2002 through a reduction of additional paid in capital and a corresponding increase to “common stock subject to conditional redemption/repurchase” (between liabilities and equity) of $14.6 million. The restatement regarding the Elan shares had no effect on periods prior to 2002 since it was effectuated as of November 2002 through a reduction of additional paid in capital and a corresponding increase to “common stock subject to conditional redemption/repurchase” of $20.0 million.
Quarterly Effects of the Restatement
     Set forth below is a discussion of the significant changes to our quarterly 2004, 2003 and 2002 consolidated financial statements as a result of the restatement. The effects of the restatement are discussed elsewhere in this discussion under the captions “The Restatement and Other Related Matters.” Unless otherwise indicated in this “Quarterly Effects of the Restatement” section below, the trends and known uncertainties discussed in “Restated Results of Operations” as they relate to the annual periods are applicable to the quarterly 2004, 2003 and 2002 periods.
     Changes to our previously reported quarterly earnings primarily reflect the effects of our change to the sell-through method of revenue recognition for the domestic product shipments of AVINZA, ONTAK, Targretin capsules and Targretin gel. The Company’s previous revenue recognition method recognized net product sales upon shipment of product to the wholesalers. The sell-through method does not recognize net product sales until the product is sold through the distribution channel. As a result, for each of the quarterly periods, net product sales were significantly reduced with related increases classified in the current portion of deferred revenue to be recognized in future periods, net of gross to net sales adjustments, as the product sells through the distribution channel. As a result, the current portion of deferred revenue significantly increased in the 2004, 2003, and 2002 quarterly periods.
     In addition to the change to the sell-through method of revenue recognition, the 2002 quarterly periods were also affected by the launch of AVINZA in the second quarter of 2002. Under the previous sell-in method of revenue recognition, AVINZA net sales for the quarters ended December 31, 2002, September 30, 2002, and June 30, 2002 totaled $2.0 million, $6.1 million, and $4.1 million, respectively. Under the restated sell-through method of revenue recognition, total 2002 AVINZA net product sales were $1.1 million. As such, the reduction in 2002 AVINZA net product sales resulted in an increase in deferred product revenue to be recognized in future periods as the product sells through the distribution channel.
     The restatement did not affect the revenue recognition of Panretin or the Company’s international product sales. For Panretin, our wholesalers only stock minimal amounts of product, if any. As such, wholesaler orders are considered to approximate end-customer demand for the product. For international sales, our products are sold to third-party distributors, for which we have had minimal returns. For these sales, we believe that the Company has met the SFAS 48 and SAB 104 criteria for recognizing revenue.
     Under the sell-through revenue recognition method, product sales and gross margins for the quarterly periods in 2004 and 2003 periods were also affected by the timing of certain gross to net sales adjustments including wholesaler promotional discounts, the cost of certain services provided by wholesalers under distribution service agreements, and the impact of price increases. Additionally, cost of products sold and therefore gross margins for the Company’s products were further impacted by the changes in the timing of revenue recognition and certain related changes in accounting as a result of the change to the sell-through revenue recognition method. As discussed elsewhere in this discussion under the caption “Effects of the Sell-Through Method on Consolidated Financial Statements,” the more significant impacts were related to the impact of changed sales volumes and wholesaler returns. Under the sell-through method, gross margin was approximately 70%, 67%, and 69% for the first, second and third quarters of 2004, respectively. Under the Company’s previous method, gross margin was 74%, 74%, and 75%, for the first, second, and third quarters of 2004, respectively.
     For the 2003 quarterly periods, cost of products sold and gross margin were not only impacted by changed sales volumes and wholesaler returns but also significantly impacted by the change to AVINZA product cost as it relates to the Elan agreement as described under the caption “Effects of the Sell-Through Method on Consolidated Financial Statements – Change to AVINZA product cost” in this discussion. Under the sell-through method, gross margin was approximately 46%, 44%, 52% and 62% for the first, second, third, and fourth quarters of 2003, respectively. Under the Company’s previous method, gross margin was 65%, 69%, 70%, and 80%, for the first, second, third, and fourth quarters of 2003, respectively.
     In regard to the change in product gross profit margin under the sell-through method, though there is no assurance, the Company expects that its product gross margin levels will increase and stabilize over time, if future sales volume increase and future return levels and product mix are similar to the Company’s experience in 2004.
     The change to research and development expense in the first quarter of 2004 reflects the payment of $1.12 million to The Salk Institute and reclassification of certain costs incurred in connection with identifying and validating a second source for AVINZA and a new fill-finish site for ONTAK to selling, general and administrative expense. The reduction in research and development expense in the second and third quarters of 2004 primarily also reflects the reclassification of certain costs incurred in connection with identifying and validating a second source for AVINZA and a new fill-finish site for ONTAK to selling, general and administrative expense. Research and development expense for the 2003 quarterly periods remained relatively constant.
     Because the Company previously recognized revenue under a different revenue recognition model, it paid product royalties based on the former revenue recognition policy. Following the restatement, certain royalties have likewise been reduced for those periods.
     Other, net expense in the first quarter of 2003 reflects the $9.0 million write-off in March 2003 of X-Ceptor Purchase Right comprised of the initial value of the right, $4.0 million, and $5.0 million paid to X-Ceptor in 2002 to extend the Purchase Right. Selling, general and administrative expense for the fourth quarter of 2003 reflects a $0.7 million accrual of interest for a legal judgment against the Company related to ongoing litigation with Boston University resulting from amounts withheld from Boston University in connection with the Company’s 1998 acquisition of Seragen. We continue to believe that the plaintiff’s claims are without merit and have appealed the judgment in this case as well as the award of interest and the calculation of damages. The appeal has been fully briefed and was argued in June 2005 and the parties are awaiting the court’s decision.
     The restatement also had a significant impact on certain balance sheet accounts as further discussed below:

     Accrued liabilities – The previous revenue recognition method included an allowance for sale returns in accrued liabilities. Under the sell-through method, except for end-customer returns of ONTAK and returns of Panretin, returns are no longer included as accrued liabilities since the revenue is not recognized until the product is sold through the distribution channel. As a result, accrued liabilities significantly decreased for the 2004 and 2003 quarterly periods.
     Common Stock Subject to Conditional Redemption/Repurchase – In connection with the Pfizer Settlement agreement and the repurchase of the Elan shares, as discussed under the caption “Additional Matters Addressed in the Restatement,” in this discussion, the common stock issued and outstanding to Pfizer and the Elan shares were reclassified as common stock subject to conditional redemption/repurchase (between liabilities and equity) in accordance with EITF D-98. Common stock subject to conditional redemption decreased in the third quarter of 2004 as a result the Company’s redemption of 181,818 shares held by Pfizer. Likewise, in the first quarter of 2003, common stock subject to conditional redemption/repurchase decreased by $20.0 million, as a result of the Company’s repurchase and retirement of the Elan shares in February 2003.
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
     We currently market five products in the United States: AVINZA, for the relief of chronic, moderate to severe pain; ONTAK, for the treatment of patients with persistent or recurrent cutaneous T-cell lymphoma (or CTCL); Targretin capsules, for the treatment of CTCL in patients who are refractory to at least one prior systemic therapy; Targretin gel, for the topical treatment of cutaneous lesions in patients with early stage CTCL; and Panretin gel, for the treatment of Kaposi’s sarcoma in AIDS patients. In Europe, we have marketing authorizations for Panretin gel and Targretin capsules and are currently marketing these products under arrangements with local distributors. In April 2003, we withdrew our ONZAR (ONTAK in the U.S.) marketing authorization application in Europe for our first generation product. It was our assessment that the cost of the additional clinical and technical information requested by the European Agency for the Evaluation of Medicinal Products (EMEA) for the first generation product would be better spent on acceleration of the second generation ONTAK formulation development. We expect to resubmit the ONZAR application with the second generation product in 2006 or early 2007.
     In February 2003, we entered into an agreement for the co-promotion of AVINZA with Organon Pharmaceuticals USA Inc. (Organon). Under the terms of the agreement, Organon committed to a specified minimum number of primary and secondary product calls delivered to certain high prescribing physicians and hospitals beginning in March 2003. Organon’s compensation is structured as a percentage of net sales, based on the Company’s standard accounting principles and generally accepted accounting principles (GAAP), which pays Organon for their efforts and also provides Organon an economic incentive for performance and results. In exchange, we pay Organon a percentage of AVINZA net sales based on the following schedule:

% of Incremental Net Sales
Annual Net Sales of AVINZA	Paid to Organon by Ligand
$0-35 million (2003 only)	0% (2003 only)
$0-150 million	30%
$150-300 million	40%
$300-425 million	50%
> $425 million	45%
     Through the announcement of the restatement, we calculated and paid Organon’s compensation according to our prior application of GAAP and our prior standard accounting principles. The restatement corrects the recognition of revenue for transactions involving AVINZA that did not satisfy all of the conditions for revenue recognition contained in SFAS 48 and SAB 104. Shipments made to wholesalers for AVINZA did not meet the revenue recognition criteria under GAAP and such transactions were restated using the sell-through method as opposed to the sell-in method previously used.
     Under the sell-through method used in the restatement and to be used on a going-forward basis, we do not recognize revenue upon shipment of AVINZA to the wholesaler. As a result, we believe that we have overpaid Organon under the terms of the agreement by approximately $18.6 million through December 31, 2004. We have notified Organon regarding the overpayment and our intention to apply such overpayment to future amounts due under the co-promotion agreement calculated under GAAP and our standard accounting principles. Organon has expressed its disagreement with this position and we are currently in discussions with Organon. While the discussions continue, the payments made and under discussion are reflected in our 2004 and 2003 consolidated financial statements as co-promotion expense, $9.2 million in 2004 and $9.4 million in 2003, respectively. Therefore, the consolidated financial statements included herein do not recognize the overpayment pending resolution of the matter. Until this matter is resolved, we will continue to account for co-promotion expense based on net sales determined using the sell-in method.
     Additionally, both companies agreed to share equally all costs for AVINZA advertising and promotion, medical affairs and clinical trials. Each company is responsible for its own sales force costs and other expenses. The initial term of the co-promotion agreement is 10 years. Organon has the option any time prior to January 1, 2008 to extend the agreement to 2017 by making a $75.0 million payment to us. Either party may terminate the agreement in the event that net sales of AVINZA during 2007 are less than a specified level. Further, either party may terminate the agreement upon material breach of the other party, including a failure of the other party to meet at least 95% of its minimum sales calls obligations or to use its commercially reasonable efforts to market and promote AVINZA in accordance with the mutually agreed marketing plan, which includes the number, targeting and frequency of sales calls.
     We are currently involved in the research phase of a research and development collaboration with TAP Pharmaceutical Products Inc. (or TAP). Collaborations in the development phase are being pursued by Eli Lilly and Company, GlaxoSmithKline, Organon, Pfizer, TAP and Wyeth. We receive funding during the research phase of the arrangements and milestone and royalty payments as products are developed and marketed by our corporate partners. In addition, in connection with some of these collaborations, we received non-refundable up-front payments.
     We have been unprofitable since our inception on an annual basis. We achieved quarterly net income of $17.3 million during the fourth quarter of fiscal 2004, which was primarily the result of recognizing approximately $31.3 million from the sale of royalty rights to Royalty Pharma. However, we expect to incur net losses in future quarters. To consistently be profitable, we must successfully develop, clinically test, market and sell our products. Even if we consistently achieve profitability, we cannot predict the level of that profitability or whether we will be able to sustain profitability. We expect that our operating results will fluctuate from period to period as a result of differences in the timing of revenues earned from product sales, expenses incurred, collaborative arrangements and other sources. Some of these fluctuations may be significant.
Recent Developments
Sales Force Activity/Realignment
     In March 2004, Ligand and Organon announced plans to increase sales calls in 2004 to primary care physicians through increased call activity by Organon’s primary care sales force and by Ligand hiring an additional 36 representatives calling on top decile primary care physicians in a mirrored activity to Organon’s. The companies also announced plans for 2004 for increased calls to long-term care and hospice market segments through the Organon sales and LTC/hospice infrastructure. Although these initiatives were in place during the second, third and fourth quarters of 2004, the sales call expansion and prescription increases anticipated were slower than expected.
     As part of an overall larger sales force realignment in Organon, a comprehensive territory rebalancing and AVINZA sales force restructuring was implemented in November 2004. This restructuring created approximately 370 AVINZA primary care territories with an estimated 60 AVINZA primary care physicians in each, eliminated the specialty sales force and placed specialty physicians into the hospital sales force call universe, and solidified a hospital sales force of 110 representatives. The primary care sales force was essentially focused on AVINZA and the hospital sales force called on specialists with AVINZA in position one.
     While the increased focus of the primary care representatives and the territory rebalancing of physicians was intended to be positive and increase sales call productivity over time, the immediate and near term effects including sales force turnover appear to have impacted the quantity and quality of expected sales calls in 2004 and continuing into 2005. In addition, the Organon reorganization impacted the infrastructure and personnel available to execute the long-term care and hospice initiatives in the second half of 2004. The Organon reorganization and rebalancing, and the Ligand primary care sales force expansion are expected to improve sales call productivity in primary care over time, however, reacceleration of prescription demand and market share gains have not yet responded in the expected timeframes or in the expected quantities. This remains one of the key challenges of the co-promotion partners going forward.
Restructuring of ONTAK Royalty
     In November 2004, Ligand and Eli Lilly and Company (Lilly) agreed to amend their ONTAK royalty agreement to add options in 2005 that if exercised would restructure our royalty obligations on net sales of ONTAK. Under the revised agreement, we and Lilly each obtained two options. Our options, exercisable in January 2005 and April 2005, provided for the buy down of a portion of our ONTAK royalty obligation on net sales in the United States for total consideration of $33.0 million. Lilly also had two options exercisable in July 2005 and October 2005 to trigger the same royalty buy-downs for total consideration of up to $37.0 million dependent on whether we have exercised one or both of our options.
     Our first option, providing for a one-time payment of $20.0 million to Lilly in exchange for the elimination of our ONTAK royalty obligations in 2005 and a reduced reverse-tiered royalty scale on ONTAK sales in the U.S. thereafter, was exercised in January 2005. The second option, exercised in April 2005, provided for a one-time payment of $13.0 million to Lilly in exchange for the elimination of royalties on ONTAK net sales in the U.S. in 2006 and a reduced reverse-tiered royalty thereafter. Beginning in 2007 and throughout the remaining ONTAK patent life (2014), we will pay no royalties to Lilly on U.S. sales up to $38.0 million. Thereafter, Ligand would pay royalties to Lilly at a rate of 20% on net U.S. sales between $38.0 million and $50.0 million; at a rate of 15% on net U.S. sales between $50.0 million and $72.0 million; and at a rate of 10% on net U.S. sales in excess of $72.0 million.
Targretin Capsules Development Programs
     In March 2005, we announced that the final data analysis for Targretin capsules in NSCLC showed that the trials did not meet their endpoints of improved overall survival and projected two year survival. We are continuing to analyze the data and apply it to the continued development of Targretin capsules in NSCLC. Failure to demonstrate the product’s safety and effectiveness would delay or prevent regulatory approval of the product and could adversely affect our business as well as our stock price. See “Risk Factors – Our products face significant regulatory hurdles prior to marketing which could delay or prevent sales.”
Additional Manufacturing Sources
     In 2004, we entered into contracts with Cardinal Health to provide a second source for AVINZA, and with Hollister-Stier to fill and finish ONTAK. In July 2005, we announced that the FDA approved the Hollister-Stier facility for fill/finish of ONTAK. In August 2005, the FDA approved the production of AVINZA at the Cardinal Health facility which provides a second source of supply, thus diversifying the AVINZA supply chain and increasing production capacity.

Restated Results of Operations
     Total revenues for 2004 increased to $163.5 million compared to $81.1 million in 2003 and $71.8 million in 2002. Loss before the cumulative effect of a change in accounting principle was $45.1 million ($ 0.61 per share) in 2004, compared to $94.5 million ($1.33 per share) in 2003 and $52.3 million ($0.76 per share) in 2002. Net loss for 2004 was $45.1 million ($0.61 per share), compared to $96.5 million ($1.36 per share) in 2003 and $52.3 million ($0.76 per share) in 2002. As more fully described in Note 3 of the notes to consolidated financial statements, results for 2003 reflect the implementation of FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51, as revised December 2003, which required us to consolidate the entity from which we leased one of our corporate office buildings under a synthetic lease arrangement. The effect on 2003 results, recorded as a cumulative effect of a change in accounting principle, increased net loss by $2.0 million or $0.03 per share.
Product Sales
     Our product sales for any individual period can be influenced by a number of factors including changes in demand for a particular product, competitive products, the level and nature of promotional activity, the timing of announced price increases, and the level of prescriptions subject to rebates and chargebacks. According to IMS data, AVINZA ended 2004 with a market share of prescriptions in the sustained-release opioid market of 3.9% compared to 1.4% at the end of 2003. Quarterly prescription market share for the three months ended December 31, 2004 was 4.3% compared to 2.7% for the three months ended December 31, 2003. We expect that AVINZA prescription market share will continue to increase as a result of a more balanced and focused sales and marketing activity compared to 2004. We also continue to expect that demand for and sales of ONTAK will be positively impacted as further data is obtained from ongoing expanded-use clinical trials and the initiation of new expanded-use trials but negatively impacted by continuing reimbursement trends resulting from changes to the Centers for Medicare and Medicaid Services reimbursement rates. The level and timing of any such increases, however, are influenced by a number of factors outside our control, including the accrual of patients and overall progress of clinical trials that are managed by third parties.
     Excluding AVINZA, our products are small-volume specialty pharmaceutical products that address the needs of cancer patients in relatively small niche markets with substantial geographical fluctuations in demand. To ensure patient access to our drugs, we maintain broad distribution capabilities with inventories held at approximately 150 locations throughout the United States. The purchasing and stocking patterns of our wholesaler customers for all our products are influenced by a number of factors that vary from product to product. These factors include, but are not limited to, overall level of demand, periodic promotions, required minimum shipping quantities and wholesaler competitive initiatives. If any or all of our major wholesalers decide to reduce the inventory they carry in a given period (subject to the terms of our fee-for-service agreements discussed below), our shipments and cash flow for that period could be substantially lower than historical levels.
     In the third and fourth quarters of 2004, we entered into one-year fee-for-service agreements (or distribution service agreements) for each of our products with the majority of our wholesaler customers. The principal fee-for-service agreements were subsequently renewed during the third quarter of 2005. In exchange for a set fee, the wholesalers have agreed to provide us with certain information regarding product stocking and out-movement; agreed to maintain inventory quantities within specified minimum and maximum levels; inventory handling, stocking and management services; and certain other services surrounding the administration of returns and chargebacks. In connection with implementation of the fee-for-service agreements, we no longer offer these wholesalers promotional discounts or incentives and as a result, we expect a net improvement in product gross margins as volumes grow. Additionally, we believe these arrangements will provide lower variability in wholesaler inventory levels and improved management of inventories within and between individual wholesaler distribution centers that we believe will result in a lower level of product returns compared to prior periods.
     Certain of our products are included on the formularies (or lists of approved and reimbursable drugs) of many states’ health care plans, as well as the formulary for certain Federal government agencies. In order to be placed on these formularies, we generally sign contracts which provide discounts to the purchaser off the then-current list price and limit how much of an annual price increase we can implement on sales to these groups. As a result, the discounts off list price for these groups can be significant for products where we have implemented list price increases. We monitor the portion of our sales subject to these discounts, and accrue for the cost of these discounts at the time of the recognition of product sales. We believe that by being included on these formularies, we will gain better physician acceptance, which will then result in greater overall usage of our products. If the relative percentage of our sales subject to these discounts increases materially in any period, our sales and gross margin could be substantially lower than historical levels.
     Our total net product sales for 2004 were $120.3 million, compared to $55.3 million in 2003 and $30.3 million in 2002. A comparison of sales by product is as follows (in thousands):

	Year Ended December 31,
	2004	2003	2002
		(Restated)	(Restated)
AVINZA	$69,470	$16,482	$1,114
ONTAK	32,200	24,108	17,706
Targretin capsules	15,105	11,556	8,563
Other	3,560	3,178	2,943

Total product sales	$120,335	$55,324	$30,326

AVINZA
     Sales of AVINZA were $69.5 million in 2004 compared to $16.5 million in 2003. This increase is due to higher prescriptions as a result of the increased level of marketing and sales activity under our co-promotion agreement with Organon, which started in March 2003, and the product’s success in achieving state Medicaid and commercial formulary status. Formulary access removes obstacles to physicians prescribing the product and facilitates patient access to the product through lower co-pays. Demand for AVINZA as measured by prescription levels (or patient consumption for channels with no prescription requirements) increased by 235.6% for 2004 compared to 2003, as reported by IMS Health. Sales in 2004 also benefited from a 9.9% price increase effective January 1, 2004 and a 9.0% price increase effective July 1, 2004. Since the start of co-promotion activities, AVINZA had been promoted by more than 700 sales representatives compared to approximately 50 representatives in 2003 prior to co-promotion. However, as a result of a recent sales force restructuring and rebalancing of the Organon AVINZA sales territories, as further discussed above under “Recent Developments”, and the expansion of Ligand’s sales force, four separate sales forces totaling approximately 600 representatives are anticipated to be deployed in 2005 to provide more than 800,000 focused sales calls per year to the primary care, specialist, and long-term care and hospice markets.
     AVINZA sales were negatively impacted during 2004 by a higher level of Medicaid rebates, which significantly increased in the fourth quarter of 2003, driven by increased prescriptions in states where AVINZA (1) obtained preferred formulary status relative to competing products and (2) came onto the state formulary but not in a preferred position. AVINZA sales during 2004 compared to 2003 were also impacted by a higher level of rebates under certain managed care contracts entered into in late 2003 and early 2004 with pharmacy benefit managers (PBMs), group purchasing organizations (GPOs) and health maintenance organizations (HMOs). Any changes to our estimates for Medicaid prescription activity or prescriptions written under our managed care contracts may have an impact on our rebate liability and a corresponding impact on AVINZA net product sales. For example, a 20% variance to our estimated Medicaid and managed care contract rebate accruals for AVINZA as of December 31, 2004 could result in adjustments to our Medicaid and managed care contract rebate accruals and net product sales of approximately $0.9 million and $0.3 million, respectively.
     Sales of AVINZA were $16.5 million in 2003 compared to $1.1 million in 2002. This increase is due to increasing prescriptions as a result of the increased level of marketing and sales activity under our co-promotion arrangement with Organon, and to 2003 being the first full year of AVINZA sales. Demand for AVINZA as measured by prescription levels (or patient consumption for channels with no prescription requirements) was 17 times greater for 2003 than for 2002, as reported by IMS Health.
ONTAK
     Sales of ONTAK were $32.2 million in 2004 compared to $24.1 million in 2003. Sales in 2004 were positively impacted by a 9% price increase effective January 1, 2004 and increasing use (impacted in part by expanded clinical data) in CTCL, CLL, and NHL. Demand for ONTAK as measured by shipments to end users as reported by our wholesalers increased by 28% for 2004 compared to 2003. Sales of ONTAK in 2004 were negatively impacted, however, by a continued increase in chargebacks and rebates due to changes in patient mix and evolving reimbursement rates. We expect that sales of ONTAK will be negatively impacted by changes to the Centers for Medicare and Medicaid Services reimbursement rates in 2005 but expect improved reimbursement rates moving into 2006. A 20% variance to our Medicaid rebate and estimated chargeback accruals for ONTAK as of December 31, 2004 could result in an adjustment to such accruals and net product sales of approximately $0.1 million.
     Sales of ONTAK were $24.1 million in 2003 compared to $17.7 million in 2002. This increase reflects price increases and increasing use (impacted in part by expanded clinical data) in CTCL, CLL, and NHL. Overall demand for ONTAK measured by unit shipments to end users increased 20% for 2003 compared to the prior year. Sales of ONTAK were negatively impacted, however, by increased chargebacks and rebates reflecting changes in our patient mix and reimbursement rates.
Targretin Capsules
     Sales of Targretin capsules were $15.1 million in 2004 compared to $11.6 million in 2003. This increase reflects a 7% price increase effective January 1, 2004 and the full period impact of a 15% price increase effective April 1, 2003. Additionally, demand for Targretin capsules as measured by product outmovement increased by 5.4% for 2004 compared to 2003, as reported by IMS Health.
     In June 2004, the Centers for Medicare and Medicaid Services (CMS) announced formal implementation of the Section 641 Demonstration Program under the Medicare Modernization Act of 2003 including reimbursement under Medicare for Targretin for patients with CTCL. As a result, we continue to expect improved patient access for Targretin in 2005.
     Sales of Targretin capsules were $11.6 million in 2003 compared to $8.6 million in 2002. This increase reflects a 15% price increase effective April 1, 2003. Additionally, demand for Targretin capsules as measured by product outmovement increased by 1.0% for 2003 compared to 2002, as reported by IMS Health.
Sale of Royalty Rights
     Revenue from the sale of royalty rights represents the sale to third parties of rights and options to acquire future royalties we may earn from the sale of products in development with our collaborative partners. In those instances where we have no continuing involvement in the research or development of these products, sales of royalty rights are recognized as revenue in the period the transaction is consummated or the options are exercised or expire. See Footnote 3 “Significant Accounting Policies” of Notes to Consolidated Financial Statements for further discussion of our revenue recognition policy with respect to sales of royalty rights.
     Sale of royalty rights recognized in 2004, 2003 and 2002 amounted to $31.3 million, $11.8 million, and $17.6 million, respectively, net of the deferral of offset rights of $1.4 million, $0.6 million and $0.6 million, respectively, and the recognition in 2004 and 2003 of $0.2 million and $0.1 million, respectively, of option value deferred in previous periods.
     In March 2002, we entered into an agreement with Royalty Pharma AG (“Royalty Pharma”), to sell a portion of our rights to future royalties from the net sales of three selective estrogen receptor modulator (SERM) products now in late stage development with two of our collaborative partners, Pfizer and Wyeth. The agreement provided for the initial sale of rights to 0.25% of such product net sales for $6.0 million and options to acquire up to an additional 1.00% of net sales for $50.0 million. Of the initial $6.0 million sale of rights, $0.2 million was attributed to the options and recorded as deferred revenue.
     In July and December of 2002, the agreement was amended to replace the existing options with new options providing for the rights to acquire an additional 1.3125% of net sales for $63.8 million. Royalty Pharma exercised each of the three available 2002 options, as amended, acquiring rights to 0.4375% of net sales for $12.3 million. The fair value estimated for the amended options, $0.2 million, was recorded as deferred revenue.

     In October 2003, the existing royalty agreement was amended and Royalty Pharma exercised an option for $12.5 million in exchange for 0.7% of potential future sales of the three SERM products for 10 years. Under the revised agreement, Royalty Pharma had three additional options to purchase up to 1.3% of such product net sales for $39.0 million.
     In November 2004, Royalty Pharma agreed to purchase an additional 1.625% royalty on future sales of the SERM products for $32.5 million and cancel its remaining two options.
     Under the underlying royalty agreements, both Pfizer and Wyeth have the right to offset a portion of any future royalty payments owed to the Company. Accordingly, the Company deferred a portion of the revenue associated with each tranche of royalty right sold, including rights acquired upon the exercise of options, equal to the pro-rata share of the potential royalty offset. Such amounts associated with the offset rights against future royalty payments will be recognized as revenue upon receipt of future royalties from the respective partners.
Collaborative Research and Development and Other Revenue
     Collaborative research and development and other revenues for 2004 were $11.8 million, compared to $14.0 million for 2003 and $23.8 million for 2002. Collaborative research and development and other revenues include reimbursement for ongoing research activities, earned development milestones, and recognition of prior years’ up-front fees previously deferred in accordance with SAB 104. Revenue from distribution agreements includes recognition of up-front fees collected upon contract signing and deferred over the life of the distribution arrangement and milestones achieved under such agreements.
     A comparison of collaborative research and development and other revenues is as follows (in thousands):

	Year Ended December 31,
	2004	2003	2002
Collaborative research and development	$7,843	$10,887	$18,268
Development milestones	3,681	2,807	5,060
Other	311	314	515

	$11,835	$14,008	$23,843

     Collaborative Research and Development. The decrease in ongoing research activities reimbursement revenue in 2004 compared to 2003 is due to lower funding from our research arrangement with Lilly, which contributed $4.0 million to revenue in 2004 compared to $5.7 million in 2003. The research term of the Lilly collaboration was extended for an additional year effective November 2003 at a lower level of funding, through November 2004. Additionally, the decrease is due to the contractually agreed lower level of research activity and funding under our collaboration arrangement with TAP, which contributed $3.4 million to revenue in 2004 compared to $4.2 million in 2003. In December 2004, the TAP collaboration was extended for a second time, until June 2006.
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
     Revenue from up-front fees, which is included in collaborative research and development, is recognized over the period during which we provide research services. Revenue from TAP up-front fees decreased to $0.4 million in 2004 from $1.0 million in 2003 and from $1.3 million in 2002. Revenue from Lilly up-front fees was $3.4 million in 2002 and none thereafter, due to the completion of the initial research term of the Lilly collaboration.
     Development Milestones. Development milestone revenue in 2004 includes net development milestones of $2.0 million from Pfizer as a result of Pfizer’s filing with the FDA of a new drug application for lasofoxifene, $0.8 million earned from TAP in connection with TAP’s selection of an additional selective androgen receptor modulator (SARM) as a second clinical candidate for development for the treatment of major androgen-related diseases, and $0.8 million earned from GlaxoSmithKline.

     Development milestone revenue in 2003 represents $0.9 million earned from Wyeth, a $1.1 million milestone from Lilly, and a $0.8 million milestone from GlaxoSmithKline. Development milestone revenue in 2002 represents a $2.4 million milestone from Lilly, $0.6 million earned from Wyeth, and a $2.0 million milestone from GlaxoSmithKline.
Gross Margin
     Gross margin on product sales was 66.9% in 2004 compared to 52.0% in 2003 and 51.4% in 2002. The increase in the margin in 2004 compared to 2003 is primarily due to the relative increase of sales of AVINZA. AVINZA, which represented 58% of net product sales in 2004 compared to 30% in the prior year, has significantly higher margins than ONTAK for which we owed third party royalties of approximately 27% of ONTAK product sales. For both AVINZA and ONTAK we have capitalized license, royalty and technology rights recorded in connection with the acquisition of the rights to those products. AVINZA cost of product sold includes the amortization of license and royalty rights capitalized in connection with the restructuring of our AVINZA license and supply agreement in November 2002. The total amount of capitalized license and royalty rights, $114.4 million, is being amortized to cost of product sold on a straight-line basis over 15 years. The total amount of ONTAK acquired technology, $45.3 million, is also amortized to cost of product sold on a straight-line basis over 15 years. In accordance with SFAS 142, “Goodwill and Other Intangibles” (“SFAS 142”), these assets are amortized on a straight line basis since the pattern in which the economic benefits of the assets are consumed (or otherwise used up) cannot be reliably determined. At December 31, 2004, acquired technology and product rights net totaled $127.4 million.
     Gross margin in 2004 was also favorably impacted by price increases on our products which became effective January 1, 2004 and July 1, 2004 and a lower level of promotional discounts paid to the Company’s wholesaler customers. As discussed, under “Product Sales”, in the third and fourth quarters of 2004, we entered into distribution service agreements with the majority of our wholesaler customers. In connection with the implementation of these agreements, we no longer offer wholesalers promotional discounts or incentives.
     Lastly, the cost of AVINZA product sold in 2004 reflects the full-year impact of a reduction to the pricing of AVINZA purchases from Elan which occurred in prior periods. In November 2002, the Company and Elan agreed to amend the terms of the AVINZA license and supply agreement. Under the terms of the amended agreement, Elan’s adjusted royalty and supply price of AVINZA was reduced to approximately 10% of the product’s net sales, compared to approximately 30-35% in the prior agreement. Under the sell-through revenue recognition model, product shipped to the wholesaler is recorded as “deferred cost of goods sold” and subsequently recognized as cost of sales when it sells-through. Accordingly, the majority of product manufactured by Elan in 2002 at the higher contractual cost of production sold-through and was recognized as cost of sales in 2003. As a result, AVINZA gross margins for 2003 under sell-through revenue recognition reflect this higher product cost compared to cost of product sold in 2004.
     Gross margin in 2004 compared to 2003 was negatively impacted, however, by a higher proportionate level of AVINZA rebates and ONTAK chargebacks and rebates and the costs associated with our wholesaler distribution service agreements as further discussed under “Product Sales.” Additionally, gross margin in 2004 reflects a charge to royalty expense in the amount of $3.0 million, recorded in the fourth quarter of 2004, for deferred royalties at the end of the contracted royalty period for which we did not have offset rights. Under the sell-through revenue recognition method, royalties paid based on unit shipments to wholesalers are deferred and recognized as royalty expense as those units are sold through and recognized as revenue. Royalties paid to technology partners are deferred as we have the right to offset royalties paid for product that are later returned against subsequent royalty obligations. Royalties for which we do not have the right to offset, however, (for example, at the end of the contracted royalty period) are expensed in the period the royalty obligation becomes due.
     Gross margin on product sales was 52.0% in 2003 compared to 51.4% in 2002. The increase in the margin reflects a lower proportionate level of ONTAK sales in 2003. ONTAK has lower overall margins than our other oncology products due to a higher royalty rate owed to third party technology partners. Gross margins also improved in 2003 as a result of a higher absolute level of ONTAK sales which resulted in a higher base to absorb the fixed amortization of the ONTAK acquired technology. This increase was largely offset by a higher proportionate level of AVINZA sales in 2003 compared to 2002 when the product was launched. The cost of the majority of AVINZA products recognized in 2003 was manufactured in 2002 under the terms of the existing license and supply agreement with Elan, which provided for a cost of production of approximately 30-35% of the product’s net sales. This cost was significantly higher than the manufacturing cost of our other products.
     Overall, given the fixed level of amortization of the capitalized AVINZA license and royalty rights, we expect the AVINZA gross margin percentages in 2005 to continue to increase as sales of AVINZA increase.
Research and Development Expenses
     Research and development expenses were $65.2 million in 2004 compared to $66.7 million in 2003 and $59.1 million in 2002. The major components of research and development expenses are as follows (in thousands):

	Year Ended December 31,
	2004	2003	2002
		(Restated)	(Restated)
Research

Research performed under collaboration agreements	$7,853	$10,535	$14,906
Internal research programs	15,517	12,013	9,990

Total research	23,370	22,548	24,896

Development

New product development	28,329	30,771	20,518
Existing product support (1)	13,505	13,359	13,646

Total development	41,834	44,130	34,164

Total research and development	$65,204	$66,678	$59,060

(1)	Includes costs incurred to comply with post-marketing regulatory commitments.
     Overall, spending for research expenses remained relatively constant in 2004 compared to 2003, with increases in expenses for internal research programs offset by decreases in expenses for research performed under collaboration agreements. The decrease in expenses for research performed under collaboration agreements was due primarily to a lower contractual level of research funding under our agreement with TAP and a lower level of research funding agreed to with Lilly in connection with the November 2003 extension of our collaboration agreement through November 2004. The increase in internal research program expenses in 2004 compared to the 2003 period reflects an increased level of effort in the areas of thrombopoietin (TPO) agonists and peroxisome proliferation activated receptors (PPARs). The level of effort on selective androgen receptor modulators (SARMs) remained constant in 2004 as compared to 2003.
     Spending for development expenses decreased to $41.8 million in 2004 compared to $44.1 million in 2003 reflecting a lower level of expense for new product development. The decrease in expenses for new product development is due primarily to a reduced level of spending on Phase III clinical trials for Targretin capsules in NSCLC, which became fully enrolled in 2003. In March 2005, we announced that the final data analysis for Targretin capsules in NSCLC showed that the trials did not meet their primary endpoints of improved overall survival and projected two-year survival. We are continuing to analyze the data and apply it to the continued development of Targretin in NSCLC. As a result of these findings, we expect the overall spending on the NSCLC trials to further decrease in 2005. The decrease in 2004 as compared to 2003 is partially offset by a $1.1 million payment to The Salk Institute in March 2004 to buy out milestone payments, other payment sharing obligations and royalty payments due on future sales of lasofoxifine, a product under development by Pfizer. Pfizer filed an NDA for lasofoxifene with the FDA in August 2004.
     The overall increase in research and development expenses in 2003 compared to 2002 is primarily due to development funding of Phase III clinical trials for Targretin capsules in NSCLC. This increase was partially offset by a lower level of research funding agreed to with Lilly in connection with the two one-year extensions of our collaboration agreements through November 2004. This lower level of funding resulted in lower research expenses performed under collaboration agreements by approximately $4.4 million in 2003 compared to 2002.
     We expect overall development expenses to be the same or lower in 2005 due to lower expenses for the completed NSCLC Phase III trials as discussed above, partially offset by higher expense for AVINZA clinical trials and development of our thrombopoietin oral mimic (TPO) compound.

     A summary of our significant internal research and development programs is as follows:

Program	Disease/Indication	Development Phase
AVINZA	Chronic, moderate-to-severe pain	Marketed in U.S.
Phase IV

ONTAK	CTCL	Marketed in U.S., Phase IV
	Chronic lymphocytic leukemia	Phase II
	Peripheral T-cell lymphoma	Phase II
	B-cell Non-Hodgkin’s lymphoma	Phase II
	NSCLC third line	Phase II

Targretin capsules	CTCL	Marketed in U.S. and Europe
	NSCLC first-line	Phase III
	NSCLC monotherapy	Planned Phase II/III
	NSCLC second/third line	Planned Phase II/III
	Advanced breast cancer	Phase II
	Renal cell cancer	Phase II

Targretin gel	CTCL	Marketed in U.S.
	Hand dermatitis (eczema)	Planned Phase II/ III
	Psoriasis	Phase II

LGD4665 (Thrombopoietin oral mimic)	Chemotherapy-induced thrombocytopenias (TCP), other TCPs	IND Track

LGD5552 (Glucocorticoid agonists)	Inflammation, cancer	IND Track

Selective androgen receptor modulator, e.g., LGD3303 (agonist/antagonist)	Male hypogonadism, female & male osteoporosis, male & female sexual dysfunction, frailty. Prostate cancer, hirsutism, acne, androgenetic alopecia.	Pre-clinical
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

Selling, General and Administrative Expenses
     Selling, general and administrative expenses were $65.8 million for 2004 compared to $52.5 million for 2003 and $41.8 million for 2002. The increase in 2004 is primarily due to costs associated with 36 additional Ligand sales representatives hired to promote AVINZA as further discussed under “Recent Developments – Sales Force Activity/Realignment” above, and higher advertising and promotion expenses for AVINZA in connection with our co-promotion activities with Organon which started in March 2003. The 36 additional sales representatives were hired in the second and third quarters of 2004 resulting in higher expenses in the third and fourth quarters of 2004 compared to the first two quarters of 2004 and the full year of 2003. Marketing expenses also increased in 2004 as a result of our increased emphasis on physician-attended product information and advisory meetings for AVINZA. Additionally, selling, general and administrative expenses reflect increased costs incurred in 2004 in connection with the development of an alternate source of supply (Cardinal Health PGS LLC or “Cardinal”) for AVINZA. See further discussion of our agreement with Cardinal under “Liquidity and Capital Resources — Contractual Obligations.”
     The increase in 2003 compared to 2002 is primarily due to costs associated with additional Ligand sales representatives hired to promote AVINZA and higher advertising and promotion expenses for AVINZA which was launched in June 2002. Additionally, marketing expenses increased in 2003 in connection with our increased emphasis on physician-attended product information and advisory meetings for our oncology products. Selling, general and administrative expense for 2003 also includes a $0.7 million interest accrual recorded in the fourth quarter of 2003 for a legal judgment against the Company, related to ongoing litigation with Boston University resulting from amounts withheld from Boston University in connection with the Company’s 1998 acquisition of Seragen. We continue to believe that the plaintiff’s claims are without merit and have appealed the judgment in this case as well as the award of interest and the calculation of damages. The appeal has been fully briefed and was argued in June 2005 and the parties are awaiting the court’s decision.
     Selling, general and administrative expenses are expected to increase in 2005 due to the full year impact of hiring of an additional 36 pain specialist sales representatives as discussed above. Additionally, 2005 expenses will increase due to significantly higher accounting and legal expenses incurred in connection with the restatement of our consolidated financial statements, SEC investigation and shareholder litigation as more fully discussed above under “The Restatement and Other Related Matters.”
Co-promotion Expense
     Co-promotion expense payable to Organon amounted to $30.1 million in 2004 compared to $9.4 million for 2003. As further discussed under “Overview”, we pay Organon, under the terms of our co-promotion agreement, 30% of net AVINZA sales, determined in accordance with GAAP and our standard accounting principles up to $150.0 million and higher percentage payments for net sales in excess of $150.0 million. For 2003, we were required to pay Organon 30% of net AVINZA sales in excess of $35.0 million. Co-promotion expense recognized for 2004 and 2003 was determined based upon the Company’s shipments of AVINZA to wholesalers under the sell-in revenue recognition method. Sell-in AVINZA revenue recognized for 2004 and 2003 was $100.3 million and $66.2 million, respectively. For 2003, the co-promotion expense of $9.4 million was recorded in the fourth quarter, the period in which sell-in revenues exceeded the $35.0 million threshold. As further discussed under “Overview”, however, AVINZA shipments made to wholesalers did not meet the revenue recognition criteria under GAAP and such transactions were restated using the sell-through method.
     Because this sell-in revenue was not in accordance with GAAP, we believe that we have overpaid Organon under the terms of the agreement by approximately $18.6 million as of December 31, 2004. We have notified Organon regarding the overpayment and our intention to apply such overpayment to future amounts due under the co-promotion agreement calculated under GAAP and our revised standard accounting principles. Organon has expressed its disagreement with this position and we are currently in discussions with Organon. While the discussions continue, the payments made are reflected in our 2004 and 2003 consolidated financial statements as co-promotion expense, $9.2 million in 2004 and $9.4 million in 2003, respectively. Therefore, the consolidated financial statements included herein do not recognize the overpayment pending resolution of the matter. Until this matter is resolved, we will continue to account for co-promotion expense based on net sales determined using the sell-in method.

Other Expenses, Net
     Other expenses, net were $7.5 million for 2004 compared to $20.4 million for 2003 and $8.4 million for 2002. Interest expense increased to $12.3 million for 2004 compared to $11.1 million for 2003 and $6.3 million for 2002. Interest expense in 2004 and 2003 primarily represents interest on the $155.3 million of 6% convertible subordinated notes that we issued in November 2002. The increase in interest expense in 2004 compared to the prior year is due primarily to interest on a note payable secured by one of our corporate office buildings and was partially offset by factoring expense attributable to our account receivable factoring arrangement (as more fully discussed in Note 6 to the consolidated financial statements).
     Effective December 31, 2003, the entity from which we leased the building (Nexus Equity VI LLC or “Nexus”) was consolidated in connection with the implementation of FIN 46(R) “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51.” Prior to that, the lease arrangement with Nexus was treated as an operating lease. We subsequently acquired the portion of Nexus we did not previously own in April 2004.
     The 2002 interest expense represents interest on the $20.0 million in issue price of zero coupon convertible senior notes that were converted into common stock in March 2002 and interest on our outstanding $50.0 million face value of convertible subordinated debentures that were redeemed in June 2002. The increase in interest expense in 2003 compared to 2002 is partially offset by the reduction in debt conversion expense of which $2.0 million was incurred in March 2002 in connection with the early conversion of $20.0 million in issue price of zero coupon convertible senior notes into common stock.
     In 2004, Other, net reflects income of $3.7 million compared to net expenses of $10.0 million in 2003. In September 2004, we agreed to vote our shares of X-Ceptor in favor of the acquisition of X-Ceptor by Exelixis Inc. (“Exelixis”). Exelixis’ acquisition of X-Ceptor was subsequently completed on October 18, 2004 and in connection therewith, Ligand received shares of Exelixis common stock. The shares were restricted securities for which a resale registration statement has been filed. Such shares are subject to trading restrictions for up to two years. Additionally, approximately 21% of the shares were placed in escrow for up to one year to satisfy indemnification and other obligations. We recorded a net gain on the transaction in the fourth quarter of 2004 of approximately $3.7 million, based on the fair market value of the consideration received.
     Other, net expenses of $10.0 million in 2003 include the March 2003 write-off of a $5.0 million one-time payment made in July 2002 to X-Ceptor Therapeutics, Inc. (or X-Ceptor) to extend Ligand’s right to acquire the outstanding stock of X-Ceptor not already held by Ligand. In March 2003, we informed X-Ceptor that we would not exercise the purchase right and wrote-off the purchase right valued at $4.0 million that was recorded in 1999.
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
     We implemented FIN 46(R) effective December 31, 2003, and consolidated the entity from which we lease one of our two corporate office buildings as of that date, as we determined that the entity is a VIE, as defined by FIN 46(R), and that we would absorb a majority of its expected losses if any, as defined by FIN 46(R). Accordingly, we consolidated the assets of the entity, which consist of land, the building, and related tenant improvements, with a total carrying value of $13.6 million, net of accumulated depreciation. Additionally, we consolidated the entity’s debt of $12.5 million and non-controlling interest of $0.6 million. In connection with the implementation of FIN 46(R), we also recorded a $2.0 million charge ($0.03 per share) as a cumulative effect of the accounting change on December 31, 2003.

Income Taxes
     Income tax expense was $0.2 million for 2004 compared to approximately $0.1 million for each of 2003 and 2002. At December 31, 2004, we have both federal and state net operating loss carryforwards of approximately $530.2 million and $94.1 million, respectively, which will begin expiring in 2005. The difference between the federal and California tax loss carryforwards is primarily due to the capitalization of research and development expenses for California income tax purposes and the 50% to 60% limitation on losses incurred prior to 2004 in California. We have $25.0 million of federal research and development credits carryforwards which will expire beginning in 2005, and $13.7 million of California research and development credits that have no expiration date.
     Pursuant to Internal Revenue Code Sections 382 and 383, use of a portion of net operating loss and credit carryforwards will be limited because of cumulative changes in ownership of more than 50% that occurred within three periods during 1989, 1992 and 1996. In addition, use of Glycomend’s and Seragen’s preacquisition tax net operating and credit carryforwards will also be limited because the acquisitions by the Company represent changes in ownership of more than 50%. Such tax net operating loss and credit carryforwards have been reduced, including the related deferred tax assets. In addition, it is possible that we have had subsequent changes in ownership since 1996 that could further limit our net operating loss and credit carryforwards generated during that period. We have not determined whether any such cumulative ownership change has occurred and if so, the extent of any resulting carryforward limitations. The Company’s research & development credits pertain to federal and California jurisdictions. These jurisdictions require that the Company create minimum documentation and support, such as done via a “Research & Development Credit Study.” In the absence of sufficient documentation and support these government jurisdictions may disallow some or all of the credits. Although the Company has not performed a formal study, the Company believes that it maintains sufficient documentation to support the benefitting of the credits in the consolidated financial statements. Prior to utilizing a significant portion of the credits to reduce taxes payable, the Company will review its documentation and support to determine if a formal study is necessary.
Liquidity and Capital Resources
     We have financed our operations through private and public offerings of our equity securities, collaborative research and development and other revenues, issuance of convertible notes, product sales, capital and operating lease transactions, accounts receivable factoring and equipment financing arrangements and investment income.
     Working capital was a deficit of $43.9 million at December 31, 2004 compared to a deficit of $16.9 million at December 31, 2003. Cash, cash equivalents, short-term investments, and restricted investments totaled $ 114.9 million at December 31, 2004 compared to $100.7 million at December 31, 2003. We primarily invest our cash in United States government and investment grade corporate debt securities. Restricted investments at December 31, 2004 consist of shares of Exelixis common stock that have certain trading limitations received in connection with the sale of our shares of X-Ceptor and certificates of deposit held with a financial institution as collateral under equipment financing and third-party service provider arrangements. Restricted investments at December 31, 2003 also included U.S. government securities required to be held with a trustee to pay the semi-annual interest payments due in 2004 on the 6% convertible subordinated notes issued in November 2002. In connection with the restatement, for the year ended December 31, 2002, cash and cash equivalents relating to a letter of credit totaling $1.6 million was reclassified to short-term investments.
Operating Activities
     Operating activities provided cash of $5.8 million in 2004 and $0.3 million in 2003 and used cash of $26.9 million in 2002. Operating cash flow in 2004 benefited from increased product sales and $32.5 million of cash received in connection with the sale to Royalty Pharma AG of rights to future royalties from certain collaborative partners’ net sales of three SERM products compared to cash received in 2003 of $12.5 million for royalty rights sales. Operating cash was negatively impacted, however, by higher operating expenses including development expenses to fund clinical trials of our existing products in new indications including Phase III registration trials for Targretin capsules in NSCLC, and higher selling and marketing expenses for AVINZA.
     Non-cash operating items in 2004 decreased $17.2 million compared to 2003. The decrease includes a development milestone of approximately $2.0 million received from Pfizer, in connection with Pfizer’s filing with the FDA of a new drug application for lasofoxifene, paid in stock in September 2004. Non-cash activity in 2004 also includes a net gain on sale of equity investments totaling $3.7 million. Non-cash operating items in 2003 include the $9.0 million write-off of the $5.0 million X-Ceptor payment to extend our X-Ceptor purchase right and capitalization of the purchase right of $4.0 million in March 2003, in connection with our decision to not acquire X-Ceptor, and the non-cash cumulative effect of the change in accounting principle (approximately $2.0 million) recognized in connection with the implementation of FIN 46(R).
     Changes in operating assets and liabilities provided cash of $41.2 million in 2004 primarily due to increases in deferred revenue of $47.9 million and accounts payable and accrued liabilities of $9.8 million, partially offset by increases in accounts receivable and inventories of $11.9 million and $3.3 million, respectively. This compares to cash provided by changes in operating assets and liabilities in 2003 of $69.9 million due to increases in deferred revenue of $57.0 million and accounts payable and accrued liabilities of $24.2 million, partially offset by increases in accounts receivable and inventories of $6.5 million and $3.5 million, respectively. The increase in deferred revenue in each period reflects shipments of product into the wholesale and retail distribution channels offset in part by end-customer product demand recognized as revenue under the sell-through revenue recognition method. The increase in accounts receivable in each period reflects increasing wholesaler purchases in connection with the growth of product demand, primarily AVINZA for which co-promotion activities with Organon started in 2003. Likewise, the increase in accounts payable and accrued liabilities for each year primarily reflects the growth in Medicaid rebates and government chargebacks in connection with the growth in demand of AVINZA and ONTAK. Operating cash flows in 2003 also benefited from the impact of the accounts receivable factoring arrangement which was entered into in the second quarter of 2003.
     Operating cash flow in 2003 compared to 2002 benefited from increased product shipments, as reflected in the increase in deferred revenue. The increase in 2003 was also due to increases in our sales related liability accounts.
     We expect operating cash flows to benefit in 2005 from increased product demand due primarily to growth in AVINZA. Operating cash is expected to be negatively impacted, however, by lower product shipments to wholesalers in accordance with reduced inventory levels we negotiated with our major wholesaler customers in the distribution service agreements. The impact of the lower shipments will be partially offset by lower fees paid under the distribution service agreements. Operating cash flows are expected to be further negatively impacted by higher selling and marketing expenses on AVINZA and increased accounting and legal expenses incurred in connection with the restatement of our consolidated financial statements as further discussed above under “Background of the Restatement.” Consistent with 2004, we are required to pay interest of approximately $9.3 million in 2005 on the $155.3 million in 6% convertible subordinated notes issued in November 2002.
Investing Activities
     Investing activities provided cash of $19.6 million in 2004 and used cash of $14.2 million in 2003 and $124.1 million in 2002. Cash provided by investing activities for 2004 reflects net proceeds of $14.1 million from the sale of short-term investments and $9.2 million from the maturing of restricted investments which was subsequently used to pay interest on our 6% Convertible Subordinated Notes. The use of cash in 2004 reflects $3.6 million for capital purchases. The use of cash in 2003 reflects the net purchase of short-term investments of $18.0 million, a $4.1 million payment to Elan in connection with the November 2002 restructuring of the AVINZA license and supply agreement and capital purchases of $2.8 million. Cash provided by investing activities for 2003 includes $10.4 million from the maturing of restricted investments which was subsequently used to pay interest on our 6% Convertible Subordinated Notes.
     The use of cash in 2002 includes $100.0 million paid to Elan to restructure the AVINZA license and supply agreement and $1.3 million in related transaction fees. The use of cash in 2002 also includes the restriction of $18.0 million of the proceeds from the Company’s issuance in November 2002 of 6% Convertible Subordinated Notes. The $18.0 million was required to be invested in a U.S. government securities and placed with a trustee to pay the first four scheduled interest payments on the notes. Other investing activity in 2002 includes a $5.0 million payment to X-Ceptor Therapeutics, Inc. (X-Ceptor) and capital expenditures of $3.2 million, partially offset by net proceeds of $4.1 million from the sale of short-term investments. The payment to X-Ceptor was pursuant to a 1999 investment agreement where we maintained the right to acquire all of the outstanding stock of X-Ceptor not held by Ligand at June 30, 2002, or to extend the purchase right for 12 months by providing additional funding of $5.0 million. In April 2002, we elected to extend the purchase right and payment was subsequently made in July 2002. In March 2003, Ligand informed X-Ceptor that it would not exercise the purchase right.
Financing Activities
     Financing activities provided cash of $7.9 million in 2004 compared to $32.1 million in 2003 and $171.1 million in 2002. Cash provided by financing activities in 2004 includes net proceeds of $6.6 million from the exercise of employee stock options and stock purchases under our employee stock purchase plan and $1.8 million of net proceeds received under equipment financing arrangements. Cash provided by financing activities in 2003 includes net proceeds of $45.0 million from the issuance of common stock through a private placement of 3,483,593 shares of our common stock, $4.5 million from the exercise of employee stock options and employee stock purchases, and $1.1 million from equipment financing arrangements. The net proceeds of $45.0 million from the private placement were used to support our working capital priorities, including qualifying second source manufacturer(s) for AVINZA, work on a second generation formulation of ONTAK, continuing expansion of commercial support activities for AVINZA and ONTAK, and for general corporate purposes. These proceeds were offset by the $15.9 million repurchase and retirement of approximately 2.2 million shares of our outstanding common stock held by an affiliate of Elan in connection with a November 2002 share repurchase agreement completed in February 2003, and payments of $2.5 million on equipment financing arrangements.
     Cash provided by financing activities in 2002 includes net proceeds of $150.1 million from the issuance of 6% Convertible Subordinated Notes in November 2002, net proceeds of $66.1 million through a private placement of 4,252,500 shares of our common stock, and $3.8 million from the exercise of employee stock options and employee stock purchases. This was partially offset by the $50.0 million early redemption of convertible subordinated debentures in June 2002. The Convertible Subordinated Notes issued in November 2002 pay interest at a semi-annual rate of 6% and mature on November 16, 2007. Of the net proceeds, $18.0 million was used to pay the first four scheduled interest payments.
     Certain of our property and equipment is pledged as collateral under various equipment financing arrangements. As of December 31, 2004, $6.6 million was outstanding under such arrangements with $2.6 million classified as current. Our equipment financing arrangements have terms of three to five years with interest ranging from 4.73% to 10.66%.
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
Leases and Off-Balance Sheet Arrangements
     As of December 31, 2003, we leased one of our corporate office buildings from Nexus Equity VI LLC (“Nexus”), a limited liability company in which Ligand held a 1% ownership interest. No Ligand officer or employee had any financial interest with regard to this lease arrangement or with Nexus. The lease agreement provided for increases in annual rent of 4% and terminated in 2014. In addition, we had the option to either purchase the portion of Nexus that we did not own, purchase the property from the lessor at a purchase price equal to the outstanding debt on the property plus a calculated return on the investment made by Nexus’ other shareholder, sell the property to a third party, or renew the lease arrangement.
     This specific type of operating lease is commonly referred to as a “synthetic lease.” Prior to the issuance of FIN 46(R), synthetic leases represented a form of off-balance sheet financing under which they were treated as an operating lease for financial reporting purposes and as a financing lease for tax purposes. Under FIN 46(R), a synthetic lease is evaluated to determine i) if it qualifies as a VIE and if so, ii) the primary beneficiary required to consolidate the VIE.
     Under FIN 46(R), we determined that Nexus qualified as a VIE, and that we were the primary beneficiary of the VIE, as we would absorb the majority of the entity’s expected losses, if any, as defined by the Interpretation. In accordance with FIN 46(R), we consolidated Nexus as of December 31, 2003. See Note 3, “Significant Accounting Policies – Cumulative Effect of Accounting Change” section for information on the impact of the Company’s adoption of FIN 46(R).
     In April 2004, we exercised our right to acquire the portion of Nexus that we did not own. The acquisition resulted in our assumption of the existing loan against the property and payment to Nexus’ other shareholder of approximately $0.6 million.
     We lease our other office and research facilities under operating lease arrangements with varying terms through July 2015. The agreements provide for increases in annual rents based on changes in the Consumer Price Index or fixed percentage increases ranging from 3% to 7%.
     Contractual Obligations
     As of December 31, 2004, future minimum payments due under our contractual obligations are as follows (in thousands):

	Payments Due by Period

	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Capital lease obligations (1)	$7,365	$2,980	$3,684	$701	$—
Operating lease obligations	22,464	2,939	4,177	3,721	11,627
Loan payable to bank (2)	15,190	1,191	2,381	11,618	—
6% Convertible Subordinated Notes (3)	183,195	9,315	173,880	—	—
Other liabilities (4)	3,549	3,000	549	—	—
Distribution service agreements	6,864	6,864	—	—	—
Consulting agreements	418	418	—	—	—
Manufacturing agreements (5)	11,232	11,131	100	—	—

Total contractual obligations	$250,277	$37,839	$184,771	$16,040	$11,627

(1)	Includes $0.8 million of interest payments.

(2)	Includes interest of $0.9 million, $1.7 million, and $0.5 million for 2005, the period from 2006 to 2007 and 2008, respectively.

(3)	Includes interest of $9.3 million and $18.6 million for 2005 and the period from 2006 to 2007, respectively.

(4)	Other liabilities include merger contingencies and a liability under a royalty financing arrangement. Deferred revenues are excluded because they have no effect on future liquidity.

(5)	Includes $9.2 million related to the amended Elan agreement described below and $2.0 million of other manufacturing contractual commitments.
     As of December 31, 2004, we have net open purchase orders (defined as total open purchase orders at year end less any accruals or invoices charged to or amounts paid against such purchase orders) totaling approximately $18.5 million. In the next twelve months, we also plan to spend approximately $3.0 million on capital expenditures.
     In November 2002, Ligand and Elan agreed to amend the terms of the AVINZA license and supply agreement. Under the terms of the amendment, we paid Elan $100.0 million in return for a reduction in Elan’s product supply price on sales of AVINZA by Ligand, rights to sublicense and obtain a co-promotion partner in its territories, and rights to qualify, and purchase AVINZA from a second manufacturing source. Elan’s adjusted royalty and supply price of AVINZA is approximately 10% of the product’s net sales. We committed to purchase an annual minimum number of batches of AVINZA from Elan through 2005 estimated at approximately $9.2 million per year.

     In March 2004, we entered into a five-year manufacturing and packaging agreement with Cardinal Health PTS, LLC (“Cardinal”) under which Cardinal will manufacture AVINZA at its Winchester, Kentucky facility. Under the terms of the agreement, we committed to certain minimum annual purchases ranging from approximately $1.6 million to $2.3 million. In August 2005, the FDA approved the production of AVINZA at the Cardinal facility.
Critical Accounting Policies
     Certain of our policies require the application of management judgment in making estimates and assumptions that affect the amounts reported in the consolidated financial statements and disclosures made in the accompanying notes. Those estimates and assumptions are based on historical experience and various other factors deemed to be applicable and reasonable under the circumstances. The use of judgment in determining such estimates and assumptions is by nature, subject to a degree of uncertainty. Accordingly, actual results could differ materially from the estimates made. Our critical accounting policies are as follows:
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
     The Company recognizes product revenue in accordance with SAB 104 and SFAS 48. SAB 104 states that revenue should not be recognized until it is realized or realizable and earned. Revenue is realized or realizable and earned when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller’s price to the buyer is fixed and determinable; and (4) collectibility is reasonably assured. SFAS 48 states that revenue from sales transactions where the buyer has the right to return the product shall be recognized at the time of sale only if (1) the seller’s price to the buyer is substantially fixed or determinable at the date of sale, (2) the buyer has paid the seller, or the buyer is obligated to pay the seller and the obligation is not contingent on resale of the product, (3) the buyer’s obligation to the seller would not be changed in the event of theft or physical destruction or damage of the product, (4) the buyer acquiring the product for resale has economic substance apart from that provided by the seller, (5) the seller does not have significant obligations for future performance to directly bring about resale of the product by the buyer, and (6) the amount of future returns can be reasonably estimated.
Product sales
     The Company has determined that domestic shipments made to wholesalers for AVINZA, ONTAK, Targretin capsules and Targretin gel do not meet the revenue recognition criteria of SFAS 48 and SAB 104 at the time of shipment, and therefore such shipments are accounted for using the sell-through method. Under the sell-through method, the Company does not recognize revenue upon shipment of product to the wholesaler. For these product sales, the Company invoices the wholesaler, records deferred revenue at gross invoice sales price less estimated cash discounts and for ONTAK, end-customer returns, and classifies the inventory held by the wholesaler as “deferred cost of goods sold” within “Other current assets.” At that point, the Company makes an estimate of units that may be returned and records a reserve for those units against the “deferred cost of goods sold” account. The Company recognizes revenue when such inventory is sold through (as defined hereafter), on a first-in first-out (FIFO) basis. Sell through for ONTAK, Targretin capsules and Targretin gel are considered to be at the point of out movement from the wholesaler to the wholesaler’s customer. Sell through for AVINZA is considered to be at the prescription level or at the point of patient consumption for channels with no prescription requirements.

     A summary of the revenue recognition policy used for each of our products and the expiration of the underlying patents for each product is as follows:

		Revenue Recognition	Patent
	Method	Event	Expiration
AVINZA	Sell-through	Prescriptions	November 2017
ONTAK	Sell-through	Wholesaler out-movement	December 2014
Targretin capsules	Sell-through	Wholesaler out-movement	October 2016
Targretin gel	Sell-through	Wholesaler out-movement	October 2016
Panretin	Sell-in	Shipment to wholesaler	August 2016
International	Sell-in	Shipment to international distributor	February 2011 through April 2013
     For the years ended December 31, 2004, 2003 and 2002, net product sales recognized under the sell-through method represented 96%, 94%, and 95%, respectively, of total net product sales.
     Additionally under the sell-through method, royalties paid based on unit shipments to wholesalers are deferred and recognized as royalty expense as those units are sold through and recognized as revenue. Royalties paid to technology partners are deferred as the Company has the right to offset royalties paid for product that are later returned against subsequent royalty obligations. Royalties for which the Company does not have the ability to offset (for example, at the end of the contractual royalty period) are expensed in the period the royalty obligation becomes due.
     The Company estimates sell-through based upon (1) analysis of third-party information, including information obtained from certain wholesalers with respect to their inventory levels and sell-through to customers, and third-party market research data, and (2) the Company’s internal product movement information. To assess the reasonableness of third-party demand (i.e. sell-through) information, the Company prepares separate demand reconciliations based on inventory in the distribution channel. Differences identified through these reconciliations outside an acceptable range will be recognized as an adjustment to the third-party reported demand in the period those differences are identified. This adjustment mechanism is designed to identify and correct for any material variances between reported and actual demand over time and other potential anomalies such as inventory shrinkage at wholesalers. The Company’s estimates are subject to the inherent limitations of estimates that rely on third-party data, as certain third-party information is itself in the form of estimates. The Company’s sales and revenue recognition under the sell-through method reflect the Company’s estimates of actual product sold through the channel.
     We use information from external sources to estimate our gross product sales under the sell-through revenue recognition method and significant gross to net sales adjustments. Our estimates include product information with respect to prescriptions, wholesaler out-movement and inventory levels, and retail pharmacy stocking levels, and our own internal information. We receive information from IMS Health, a supplier of market research to the pharmaceutical industry, which we use to estimate sell-through demand for our products and retail pharmacy inventory levels. We also receive wholesaler out-movement and inventory information from our wholesaler customers that is used to support and validate our demand-based, sell-through revenue recognition estimates. Additionally, we use wholesaler provided out-movement information to estimate ONTAK sell-through revenue as this data is not available from IMS. The inventory information received from wholesalers is a product of their record-keeping process and their internal contacts surrounding such processes.
     We recognize revenue for Panretin upon shipment to wholesalers as our wholesaler customers only stock minimal amounts of Panretin, if any. As such, wholesaler orders are considered to approximate end-customer demand for the product. Revenues from sales Panretin are net of allowances for rebates, chargebacks and discounts. For international shipments of our product, revenue is recognized upon shipment to our third-party international distributors.
Sale of Royalty Rights
     Revenue from the sale of royalty rights represents the non-refundable sale to third parties of rights for and exercise of options to acquire future royalties the Company may earn from the sale of products in development with its collaborative partners. If the Company has no continuing involvement in the research, development or marketing of these products, sales of royalty rights are recognized as revenue in the period the transaction is consummated or the options are exercised or expired. If the Company has significant continuing involvement in the research, development or marketing of the product, proceeds received for the sale of royalty rights are accounted for as a financing arrangement in accordance with EITF 88-18: Sales of Future Royalties.
Collaborative Research and Development and Other Revenues
     Collaborative research and development and other revenues are recognized as services are performed consistent with the performance requirements of the contract. Non-refundable contract fees for which no further performance obligation exists and where the Company has no continuing involvement are recognized upon the earlier of when payment is received or collection is assured. Revenue from non-refundable contract fees where Ligand has continuing involvement through research and development collaborations or other contractual obligations is recognized ratably over the development period or the period for which Ligand continues to have a performance obligation. Revenue from performance milestones is recognized upon the achievement of the milestones as specified in the respective agreement. Payments received in advance of performance or delivery are recorded as deferred revenue and subsequently recognized over the period of performance or upon delivery.
Net Product Sales
     The Company’s net product sales represent total product sales less allowances for rebates, chargebacks, discounts, and promotions and losses to be incurred on returns from wholesalers resulting from increases in the selling price of the Company’s products. In addition, the Company incurs certain distributor service agreement fees related to the management of its product by wholesalers. These fees have been recorded within net revenues. For ONTAK, the Company also has established reserves for returns from end customers after sell-through revenue recognition has occurred. Due to estimates and assumptions inherent in determining the amount of returns, chargebacks, and rebates, the actual amount of product returns and claims for chargeback and rebates may be materially different from our estimates.
Allowance for Return Losses
     Product sales are also net of adjustments for losses resulting from price increases the Company may experience on product returns from its wholesaler customers. Our policy for returns allows customers, primarily wholesale distributors, to return our oncology products three months prior to and six months after expiration. For ONTAK, customers are generally allowed to return product in exchange for replacement ONTAK vials. Our policy for returns of AVINZA allows customers to return the product six months prior to and six months after expiration. Upon an announced price increase, typically in the quarter prior to when a price increase becomes effective, the Company revalues its estimate of deferred product revenue to be returned to recognize the potential higher credit a wholesaler may take upon product return determined as the difference between the new price and the previous price used to value the allowance. Due to estimates and assumptions inherent in determining the amount of return losses, the actual amount of product returns may be materially different from our estimates.
ONTAK End-Customer Returns
     Under the sell-through method of revenue recognition, the estimate of product returns from the wholesalers does not result in a gross to net sales adjustment since the shipment of product to the wholesalers does not result in revenue recognition. For ONTAK, revenue is recognized when product is shipped from wholesalers to end-customers, primarily hospitals and clinics that have the capability to administer the product to patients. These customers have the right to return expired product to the wholesaler who in turn can return the product to the Company. In accordance with SFAS 48, we record a return provision upon sell-through of ONTAK by establishing a reserve in an amount equal to our estimate of sales recorded but for which the related products are expected to be returned by the end customer. We determine our estimate of the sales return accrual based on historical experience. Due to the estimates and assumptions inherent in determining the amount of ONTAK end-customer returns, the actual amount of product returns may be materially different from our estimates.

Medicaid rebates
     Our products are subject to state government-managed Medicaid programs whereby discounts and rebates are provided to participating state governments. We account for Medicaid rebates by establishing an accrual in an amount equal to our estimate of Medicaid rebate claims attributable to sales recognized in that period. We determine our estimate of the Medicaid rebates accrual primarily based on historical experience regarding Medicaid rebates, as well as current and historical prescription activity provided by external sources, current contract prices and any expected contract changes. We additionally consider any legal interpretations of the applicable laws related to Medicaid and qualifying federal and state government programs and any new information regarding changes in the Medicaid programs’ regulations and guidelines that would impact the amount of the rebates. We adjust the accrual periodically throughout each period to reflect actual experience, expected changes in future prescription volumes and any changes in business circumstances or trends. Due to estimates and assumptions inherent in determining the amount of rebates, the actual amount of claims for rebates may be materially different from our estimates.
Government chargebacks
     Our products are subject to certain programs with federal government entities and other parties whereby pricing on products is extended below wholesaler list price to participating entities. These entities purchase products through wholesalers at the lower vendor price, and the wholesalers charge the difference between their acquisition cost and the lower vendor price back to us. We account for chargebacks by establishing an accrual in an amount equal to our estimate of chargeback claims. We determine our estimate of the chargebacks primarily based on historical experience regarding chargebacks and current contract prices under the vendor programs. We consider vendor payments and our claim processing time lag and adjust the accrual periodically throughout each period to reflect actual experience and any changes in business circumstances or trends. Due to estimates and assumptions inherent in determining the amount of government chargebacks, the actual amount of claims for chargebacks may be materially different from our estimates.
Managed health care rebates and other contract discounts
     We offer rebates and discounts to managed health care organizations and to other contract counterparties such as hospitals and group purchasing organizations in the U.S. We account for managed health care rebates and other contract discounts by establishing an accrual in an amount equal to our estimate of managed health care rebates and other contract discounts. We determine our estimate of the managed health care rebates and other contract discounts accrual primarily based on historical experience regarding these rebates and discounts and current contract prices. We also consider the current and historical prescription activity provided by external sources, current contract prices and any expected contract changes and adjust the accrual periodically throughout each period to reflect actual experience and any changes in business circumstances or trends. Due to estimates and assumptions inherent in determining the amount of rebates and contract discounts, the actual amount of claims for rebates and discounts may be materially different from our estimates.
Inventories
     Our inventories are stated at the lower of cost or market value. Cost is determined using the first-in, first-out method. We record reserves for estimated obsolescence to account for unsaleable products including products that are nearing or have reached expiration, and slow-moving inventory. If actual future demand or market conditions are less favorable than our estimates, then additional material inventory write-downs might be required.
Acquired Technology and Product Rights
     Acquired technology and product rights represent payments related to our acquisition of ONTAK and license and royalty rights for AVINZA. In accordance with SFAS 142, these payments are amortized on a straight line basis since the pattern in which the economic benefit of these assets are consumed (or otherwise used up) cannot be reliably determined. Accordingly, acquired technology and product rights are amortized on a straight-line basis over 15 years, which approximated the remaining patent life at the time the assets were acquired and represents the period estimated to be benefited. Specifically, we are amortizing the ONTAK asset through June 2014, which is approximate to the expiration date of its U.S. patent of December 2014. The AVINZA asset is being amortized through November 2017, the expiration of its U.S. patent.
Impairment of Long-Lived Assets
     We review long-lived assets, including acquired technology and product rights and property and equipment, during the fourth quarter of each year, or whenever events or circumstances indicate that the carrying amount of the assets may not be fully recoverable. We measure the recoverability of assets to be held and used by comparing the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. If an asset is considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair value. Fair value of our long-lived assets are determined using the expected cash flows discounted at a rate commensurate with the risk involved. Assumptions and estimates used in the evaluation of impairment may affect the carrying value of long-lived assets, which could result in impairment charges in future periods.
     We believe that the future cash flows to be received from our long-lived assets will exceed the assets’ carrying value, and accordingly have not recorded any impairment losses through December 31, 2004. Our impairment assessment could be impacted by various factors including a more than insignificant disruption of supply, new competing products or technologies that could result in a significant decrease in the demand for or the pricing of our products, regulatory actions that require us to restrict or cease promotion of the products, a product recall to address regulatory issues, and/or patent claims by third parties.
Income Taxes
     Income taxes are accounted for under the liability method. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of differences between the tax basis of assets or liabilities and their carrying amounts in the consolidated financial statements. A valuation allowance is provided for deferred tax assets if it is more likely than not that these items will either expire before we are able to realize their benefit or if future deductibility is uncertain. Developing the provision for income taxes requires significant judgment and expertise in federal and state income tax laws, regulations and strategies, including the determination of deferred tax assets and liabilities and, if necessary, any valuation allowances that may be required for deferred tax assets. Our judgments and tax strategies are subject to audit by various taxing authorities. While we believe we have provided adequately for our income tax liabilities in our consolidated financial statements, adverse determinations by these taxing authorities could have a material adverse effect on our consolidated financial condition and results of operations.
Stock-Based Compensation
     We grant stock options to our employees at an exercise price equal to the fair value of the shares at the date of grant and account for these stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related interpretations. Under APB 25, when stock options are issued with an exercise price equal to the market price of the underlying stock on the date of grant, no compensation expense is recognized in the statement of operations. Refer to Note 3 of the notes to consolidated financial statements for pro-forma disclosures of the impact on our consolidated financial statements of accounting for stock options under the fair-value requirements of SFAS No. 123, Accounting for Stock-based Compensation.
New Accounting Pronouncements
     In March 2004, the Financial Accounting Standards Board (“FASB”) approved the consensus reached on the Emerging Issues Task Force (“EITF”) Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. EITF 03-1 provides guidance for identifying impaired investments and new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF 03-1; however the disclosure requirements remain effective for annual periods ending after June 15, 2004. The Company does not believe the impact of adopting EITF 03-1 will be significant to its overall results of operations or financial position.

     In December 2004, the FASB issued SFAS No. 123R (revised 2004), Share-Based Payment (SFAS 123R). SFAS 123R replaced SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), and superseded Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). In March 2005, the U.S. Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 (SAB 107), which expresses views of the SEC staff regarding the interaction between SFAS 123R and certain SEC rules and regulations, and provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. SFAS 123R will require compensation cost related to share-based payment transactions to be recognized in the financial statements. SFAS 123R required public companies to apply SFAS 123R in the first interim or annual reporting period beginning after June 15, 2005. In April 2005, the SEC approved a new rule that delays the effective date, requiring public companies to apply SFAS 123R in their next fiscal year, instead of the next interim reporting period, beginning after June 15, 2005. As permitted by SFAS 123, the Company elected to follow the guidance of APB 25, which allowed companies to use the intrinsic value method of accounting to value their share-based payment transactions with employees. SFAS 123R requires measurement of the cost of share-based payment transactions to employees at the fair value of the award on the grant date and recognition of expense over the requisite service or vesting period. SFAS 123R requires implementation using a modified version of prospective application, under which compensation expense of the unvested portion of previously granted awards and all new awards will be recognized on or after the date of adoption. SFAS 123R also allows companies to adopt SFAS 123R by restating previously issued financial statements, basing the amounts on the expense previously calculated and reported in their pro forma footnote disclosures required under SFAS 123. The Company will adopt SFAS 123R in the first interim period of fiscal 2006 and is currently evaluating the impact that the adoption of SFAS 123R will have on its results of operations and financial position.
     In November 2004, the FASB issued SFAS No. 151, Inventory Pricing (SFAS 151). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This statement requires that those items be recognized as current-period charges. In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The impact of the adoption of SFAS No. 151 is not expected to have a material impact to our consolidated statements of operations or consolidated balance sheets.
     In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, to address the measurement of exchanges of nonmonetary assets. It eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in APB Opinion No. 29, Accounting for Nonmonetary Transactions, and replaces it with an exception for nonmonetary exchanges that do not have commercial substance. This statement specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The impact of the adoption of SFAS No. 153 is not expected to have a material impact to our consolidated statements of operations or consolidated balance sheets.
     In May 2005, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 154, Accounting Changes and Error Corrections (SFAS 154). SFAS 154 requires retrospective application to prior-period financial statements of changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also redefines “restatement” as the revising of previously issued financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
     At December 31, 2004 and 2003, our investment portfolio included fixed-income securities of $18.3 million and $41.7 million, respectively. These securities are subject to interest rate risk and will decline in value if interest rates increase. However, due to the short duration of our investment portfolio, an immediate 10% change in interest rates would have no material impact on our financial condition, results of operations or cash flows. Declines in interest rates over time will, however, reduce our interest income while increases in interest rates over time will increase our interest expense.

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

Item 8. Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
     We have audited the accompanying consolidated balance sheets of Ligand Pharmaceuticals Incorporated and subsidiaries as of December 31, 2004 and 2003 and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the three year period ended December 31, 2004. We have also audited the schedules listed in the accompanying Item 15. These consolidated financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.
     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements and schedules are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements and schedules. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ligand Pharmaceuticals Incorporated and subsidiaries as of December 31, 2004 and 2003 and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.
     Also, in our opinion, the schedules present fairly, in all material respects, the information set forth therein.
     We also have audited in accordance with the standards of Public Company Accounting Oversight Board (United States), the effectiveness of Ligand Pharmaceuticals Incorporated and subsidiaries internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 11, 2005 expressed an unqualified opinion on management’s assessment of internal control over financial reporting and an adverse opinion on the effectiveness of internal control over financial reporting.
     As described in Note 2, the Company has restated its previously issued consolidated financial statements as of December 31, 2003 and for each of the years in the two year period ended December 31, 2003.
/s/ BDO Seidman, LLP
Costa Mesa, California
November 11, 2005

LIGAND PHARMACEUTICALS INCORPORATED
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2004	2003
		(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$92,310	$59,030
Short-term investments; $9,204 restricted at December 31, 2003	20,182	40,004
Accounts receivable, net	30,847	18,901
Inventories, net	11,772	8,480
Other current assets	17,713	16,361

Total current assets	172,824	142,776
Restricted investments	2,378	1,656
Property and equipment, net	23,647	23,501
Acquired technology and product rights, net	127,443	138,117
Other assets	6,174	7,996

	$332,466	$314,046

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$17,352	$18,841
Accrued liabilities	43,908	32,667
Current portion of deferred revenue, net	152,528	105,719
Current portion of equipment financing obligations	2,604	2,184
Current portion of long-term debt	320	295

Total current liabilities	216,712	159,706
Long-term debt	167,089	167,408
Long-term portion of equipment financing obligations	4,003	2,644
Long-term portion of deferred revenue, net	4,512	3,448
Other long-term liabilities	3,122	3,799

Total liabilities	395,438	337,005

Commitments and contingencies
Common stock subject to conditional redemption; 997,568 and 1,179,386 shares issued and outstanding at December 31, 2004 and 2003, respectively	12,345	14,595

Stockholders’ deficit:
Convertible preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued	—	—
Common stock, $0.001 par value; 200,000,000 shares and 130,000,000 shares authorized at December 31, 2004 and 2003, respectively; 72,970,670 and 72,085,399 shares issued and outstanding at December 31, 2004 and 2003, respectively	73	72
Additional paid-in capital	719,952	712,870
Accumulated other comprehensive income (loss)	229	(66)
Accumulated deficit	(794,660)	(749,519)

	(74,406)	(36,643)
Treasury stock, at cost; 73,842 shares	(911)	(911)

Total stockholders’ deficit	(75,317)	(37,554)

	$332,466	$314,046

     See accompanying notes to these consolidated financial statements.

LIGAND PHARMACEUTICALS INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Year Ended December 31,
	2004	2003	2002
		(Restated)	(Restated)
Revenues:
Product sales	$120,335	$55,324	$30,326
Sale of royalty rights, net	31,342	11,786	17,600
Collaborative research and development and other revenues	11,835	14,008	23,843

Total revenues	163,512	81,118	71,769

Operating costs and expenses:
Cost of products sold	39,804	26,557	14,738
Research and development	65,204	66,678	59,060
Selling, general and administrative	65,798	52,540	41,825
Co-promotion	30,077	9,360	—

Total operating costs and expenses	200,883	155,135	115,623

Loss from operations	(37,371)	(74,017)	(43,854)

Other income (expense):
Interest income	1,096	783	1,086
Interest expense	(12,338)	(11,142)	(6,295)
Debt conversion expense	—	—	(2,015)
Other, net	3,705	(10,034)	(1,135)

Total other expense, net	(7,537)	(20,393)	(8,359)

Loss before income taxes and cumulative effect of a change in accounting principle	(44,908)	(94,410)	(52,213)
Income tax expense	(233)	(56)	(44)

Loss before cumulative effect of a change in accounting principle	(45,141)	(94,466)	(52,257)
Cumulative effect of changing method of accounting for variable interest entity (Note 3)	—	(2,005)	—

Net loss	$(45,141)	$(96,471)	$(52,257)

Basic and diluted per share amounts:
Loss before cumulative effect of a change in accounting principle	$(0.61)	$(1.33)	$(0.76)
Cumulative effect of changing method of accounting for variable interest entity	—	(0.03)	—

Net loss	$(0.61)	$(1.36)	$(0.76)

Weighted average number of common shares	73,692,987	70,685,234	69,118,976

Pro forma amounts assuming the changed method of accounting for variable interest entity is applied retroactively (Note 3):
Net loss		$(94,352)	$(52,456)

Basic and diluted net loss per share		$(1.34)	$(0.76)

See accompanying notes to these consolidated financial statements.

LIGAND PHARMACEUTICALS INCORPORATED
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share data)

					Accumulated
			Additional	Deferred	other				Total
	Common stock		paid-in	warrant	comprehensive	Accumulated	Treasury stock		stockholders’	Comprehensive
	Shares	Amount	capital	expense	income (loss)	deficit	Shares	Amount	equity (deficit)	loss
Balance at January 1, 2002, as originally reported	60,164,840	$60	$529,374	$(692)	$14	$(585,720)	(73,842)	$(911)	$(57,875)
Cumulative effect of restatement adjustments	(1,179,386)	(1)	(14,594)	692	—	(15,071)	—	—	(28,974)

Balance at January 1, 2002, as restated	58,985,454	59	514,780	—	14	(600,791)	(73,842)	(911)	(86,849)
Issuance of common stock	11,357,316	12	163,894	—	—	—	—	—	163,906
Effect of common stock repurchase agreement	(2,222,222)	(2)	(15,865)	—	—	—	—	—	(15,867)
Unrealized losses on available-for-sale securities	—	—	—	—	(63)	—	—	—	(63)	$(63)
Stock-based compensation	—	—	49	—	—	—	—	—	49
Foreign currency translation adjustments	—	—	—	—	6	—	—	—	6	6
Net loss	—	—	—	—	—	(52,257)	—	—	(52,257)	(52,257)

Balance at December 31, 2002, as restated	68,120,548	69	662,858	—	(43)	(653,048)	(73,842)	(911)	8,925	$(52,314)

Issuance of common stock	3,964,851	3	49,447	—	—	—	—	—	49,450
Unrealized losses on available-for-sale securities	—	—	—	—	(62)	—	—	—	(62)	(62)
Stock-based compensation	—	—	565	—	—	—	—	—	565
Foreign currency translation adjustments	—	—	—	—	39	—	—	—	39	39
Net loss	—	—	—	—	—	(96,471)	—	—	(96,471)	(96,471)

Balance at December 31, 2003, as restated	72,085,399	72	712,870	—	(66)	(749,519)	(73,842)	(911)	(37,554)	$(96,494)

Issuance of common stock	885,271	1	6,618	—	—	—	—	—	6,619
Effect of common stock redemption	—	—	294	—	—	—	—	—	294
Income tax benefits of stock option deductions	—	—	81	—	—	—	—	—	81
Unrealized gains on available-for-sale securities	—	—	—	—	282	—	—	—	282	$282
Stock-based compensation	—	—	89	—	—	—	—	—	89
Foreign currency translation adjustments	—	—	—	—	13	—	—	—	13	13
Net loss	—	—	—	—	—	(45,141)	—	—	(45,141)	(45,141)

Balance at December 31, 2004	72,970,670	$73	$719,952	$—	$229	$(794,660)	(73,842)	$(911)	$(75,317)	$(44,846)

See accompanying notes to these consolidated financial statements.

LIGAND PHARMACEUTICALS INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2004	2003 (Restated)	2002 (Restated)
Operating activities
Net loss	$(45,141)	$(96,471)	$(52,257)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Cumulative effect of change in accounting principle	—	2,005	—
Amortization of acquired technology and royalty and license rights	10,946	10,961	4,139
Depreciation and amortization of property and equipment	3,355	2,451	3,176
Non-cash development milestone	(1,956)	—	—
Amortization of debt discount and issuance costs	974	916	1,408
Write-off of X-Ceptor purchase right	—	8,990	—
Gain on sale of equity investment	(3,705)	—	—
Equity in loss of affiliate	—	981	1,141
Debt conversion expense	—	—	2,015
Other	89	565	37
Changes in operating assets and liabilities:
Accounts receivable, net	(11,946)	(6,478)	275
Inventories	(3,292)	(3,489)	(639)
Other current assets	(1,352)	(1,388)	(11,185)
Accounts payable and accrued liabilities	9,753	24,156	3,947
Other liabilities	156	151	165
Deferred revenue	47,873	56,963	20,888

Net cash provided by (used in) operating activities	5,754	313	(26,890)

Investing activities
Purchases of short-term investments	(26,322)	(28,026)	(13,934)
Proceeds from sale of short-term investments	40,464	10,053	18,054
Decrease (increase) in restricted investments	9,204	10,384	(18,874)
Purchases of property and equipment	(3,604)	(2,783)	(3,161)
Payment for AVINZA ® royalty rights	—	(4,133)	(101,304)
Payment to extend X-Ceptor purchase right	—	—	(5,000)
Other, net	(131)	270	100

Net cash provided by (used in) investing activities	19,611	(14,235)	(124,119)

Financing activities
Principal payments on equipment financing obligations	(2,650)	(2,468)	(2,923)
Proceeds from equipment financing arrangements	4,429	1,114	2,884
Net proceeds from issuance of common stock and warrants	6,619	49,451	70,755
Repurchase of common stock	—	(15,867)	—
(Decrease) increase in other long-term liabilities	(189)	(101)	1,000
Repayment of long-term debt	(294)	—	(50,717)
Net proceeds from issuance of convertible notes	—	—	150,092

Net cash provided by financing activities	7,915	32,129	171,091

Net increase in cash and cash equivalents	33,280	18,207	20,082
Cash and cash equivalents at beginning of year	59,030	40,823	20,741

Cash and cash equivalents at end of year	$92,310	$59,030	$40,823

Supplemental disclosure of cash flow information
Interest paid	$10,468	$9,948	$4,118
Supplemental schedule of non-cash investing and financing activities
Receipt and retirement of common stock in settlement of Pfizer development milestone	1,956	—	—
Receipt of Exelixis, Inc. common stock upon sale of equity investment in X-Ceptor	3,908	—	—
Conversion of zero coupon convertible senior notes to common stock	—	—	86,135
Issuance of common stock and notes for acquired technology and license rights	—	—	5,000
See accompanying notes to these consolidated financial statements.

LIGAND PHARMACEUTICALS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. The Company and its Business
     Ligand Pharmaceuticals Incorporated, a Delaware corporation (the “Company” or “Ligand”), discovers, develops and markets drugs that address patients’ critical unmet medical needs in the areas of cancer, pain, men’s and women’s health or hormone-related health issues, skin diseases, osteoporosis, blood disorders and metabolic, cardiovascular and inflammatory diseases. Ligand’s drug discovery and development programs are based on proprietary gene transcription technology, primarily related to Intracellular Receptors, also known as IRs, a type of sensor or switch inside cells that turns genes on and off. The consolidated financial statements include the Company’s wholly owned subsidiaries, Ligand Pharmaceuticals International, Inc., Ligand Pharmaceuticals (Canada) Incorporated, Seragen, Inc. (“Seragen”) and Nexus Equity VI LLC (“Nexus”).
     The Company currently markets five products in the United States: AVINZA, for the relief of chronic, moderate to severe pain which was launched in June 2002; ONTAK, for the treatment of patients with persistent or recurrent CTCL; Targretin capsules, for the treatment of CTCL in patients who are refractory to at least one prior systemic therapy; Targretin gel, for the topical treatment of cutaneous lesions in patients with early stage CTCL; and Panretin gel, for the treatment of Kaposi’s sarcoma in AIDS patients. In Europe, Ligand has marketing authorizations for Panretin gel and Targretin capsules and is currently marketing these products under arrangements with local distributors. In April 2003, the Company withdrew its ONZAR (ONTAK in the U.S.) marketing authorization application in Europe for its first generation product. It was Ligand’s assessment that the cost of the additional clinical and technical information requested by the European Agency for the Evaluation of Medicinal Products (or EMEA) for the first generation product would be better spent on acceleration of the second generation ONTAK development. The Company expects to resubmit the ONZAR™ application with the second generation product in 2006 or early 2007.
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
     The Company faces risks common to companies whose products are in various stages of development. These risks include, among others, the Company’s need for additional financing to complete its research and development programs and commercialize its technologies and to finance its existing debt. For example, as of December 31, 2004, the Company has outstanding $155.3 million in 6% Convertible Subordinated Notes that mature in November 2007 (See Note 10). The Company has incurred significant losses since its inception. At December 31, 2004, the Company’s accumulated deficit was $794.7 million. The Company expects to continue to incur substantial additional research and development expenses, including continued increases in personnel and costs related to preclinical testing and clinical trials. The Company also expects that sales and marketing expenses related to product sales will continue to increase as product revenues continue to grow.
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

2. Restatement of Previously Issued Consolidated Financial Statements
     The Company has restated its consolidated financial statements as of and for the years ended December 31, 2003 and 2002, and as of and for the first three quarters of 2004 and for the quarters of 2003.
Set forth below is a summary of the determinations regarding the restatement and additional matters addressed in the course of the restatement.
     Revenue Recognition. The restatement corrects the recognition of revenue for transactions involving each of the Company’s products that did not satisfy all of the conditions for revenue recognition contained in SFAS 48 and SAB 104. The Company’s products impacted by this restatement are the domestic product shipments of AVINZA, ONTAK, Targretin capsules, and Targretin gel. Management determined that based upon SFAS 48 and SAB 104 it did not have the ability to make reasonable estimates of future returns because there was (i) a lack of sufficient visibility into the wholesaler and retail distribution channels; (ii) an absence of historical experience with similar products; (iii) increasing levels of inventory in the wholesale and retail distribution channels as a result of increasing demand of the Company’s new products among other factors; and (iv) a concentration of a few large distributors. As a result, the Company could not make reliable and reasonable estimates of returns which precluded it from recognizing revenue at the time of product shipment, and therefore such transactions must be restated using the sell-through method. The restatement of product revenue under the sell-through method requires the correction of other accounts whose balances are largely based upon the prior accounting policy. Such accounts include gross to net sales adjustments and cost of goods (products) sold. Gross to net sales adjustments include allowances for returns, rebates, chargebacks, discounts, and promotions, among others. Cost of product sold includes manufacturing costs and royalties.
     The restatement did not affect the revenue recognition of Panretin or the Company’s international product sales. For Panretin, our wholesalers only stock minimal amounts of product, if any. As such, wholesaler orders are considered to approximate end-customer demand for the product. For international sales, our products are sold to third-party distributors, for which we have had minimal returns. For these sales, the Company believes it has met the SFAS 48 and SAB 104 criteria for recognizing revenue.
     Specific models were developed for: AVINZA, including a separate model for each dosage strength (a retail-stocked product for which the sell-through revenue recognition event is prescriptions as reported by a third party data provider, IMS Health Incorporated, or IMS); Targretin capsules and gel (for which revenue recognition is based on wholesaler out-movement as reported by IMS); and ONTAK (for which revenue recognition is based on wholesaler out-movement as reported to the Company by its wholesalers as the product is generally not stocked in pharmacies). Separate models were also required for each of the adjustments associated with the gross to net sales adjustments and cost of goods sold. The Company also developed separate demand reconciliations for each product to assess the reasonableness of the third party information described above which was used in the restatement and will be used on a going-forward basis.
     Under the sell-through method used in the restatement and to be used on a going-forward basis, the Company does not recognize revenue upon shipment of product to the wholesaler. For these shipments, the Company invoices the wholesaler, records deferred revenue at gross invoice sales price less estimated cash discounts and, for ONTAK, end-customer returns, and classifies the inventory held by the wholesaler as “deferred cost of goods sold” within “other current assets.” Additionally, for royalties paid to technology partners based on product shipments to wholesalers, the Company records the cost of such royalties as “deferred royalty expense” as an offset to deferred revenue. Royalties paid to technology partners are deferred as the Company has the right to offset royalties paid for product that are later returned against subsequent royalty obligations. Royalties for which the Company does not have the ability to offset (for example, at the end of the contracted royalty period) are expensed in the period the royalty obligation becomes due. The Company recognizes revenue when inventory is “sold through” (as discussed below), on a first-in first-out (FIFO) basis. Sell-through for AVINZA is considered to be at the prescription level or at the time of end user consumption for non-retail prescriptions. Thus, changes in wholesaler or retail pharmacy inventories of AVINZA do not affect the Company’s product revenues, but will be reflected on the balance sheet as a change to deferred product revenue. Sell-through for ONTAK, Targretin capsules, and Targretin gel is considered to be at the time the product moves from the wholesaler to the wholesaler’s customer. Changes in wholesaler inventories for all the Company’s products, including product that the wholesaler returns to the Company for credit, do not affect product revenues but will be reflected as a change in deferred product revenue.
     The Company’s revenue recognition is subject to the inherent limitations of estimates that rely on third-party data, as certain-third party information is itself in the form of estimates. Accordingly, the Company’s sales and revenue recognition under the sell-through method reflect the Company’s estimates of actual product sold through the distribution channel. The estimates by third parties include inventory levels and customer sell-through information the Company obtains from wholesalers which currently account for a large percentage of the market demand for its products. The Company also uses third-party market research data to make estimates where time lags prevent the use of actual data. Certain third-party data and estimates are validated against the Company’s internal product movement information. To assess the reasonableness of third-party demand (i.e. sell-through) information, the Company prepares separate demand reconciliations based on inventory in the distribution channel. Differences identified through these demand reconciliations outside an acceptable range will be recognized as an adjustment to the third-party reported demand in the period those differences are identified. This adjustment mechanism is designed to identify and correct for any material variances between reported and actual demand over time and other potential anomalies such as inventory shrinkage at wholesalers or retail pharmacies.
     As a result of the Company’s adoption of the sell-through method, it recorded reductions to net product sales in the amounts of $12.8 million, $8.1 million and $9.2 million for the quarters ended September 30, 2004, June 30, 2004 and March 31, 2004, respectively, and $25.5 million, $13.4 million, $12.8 million, and $7.5 million for the quarters ended December 31, 2003, September 30, 2003, June 30, 2003, and March 31, 2003, respectively. Additionally, for the years ended December 31, 2003 and 2002, the Company recorded a reduction to net product revenue in the amounts of $59.2 million and $24.2 million, respectively. These amounts do not include other adjustments also affected by the change to the sell-through method such as cost of products sold and royalties. Revenue which has been deferred will be recognized as the product sells through in future periods as discussed above.
     Sale of Royalty Rights. In March 2002, the Company entered into an agreement with Royalty Pharma AG (“Royalty Pharma”) to sell a portion of its rights to future royalties from the net sales of three selective estrogen receptor modulator (SERM) products now in late stage development with two of the Company’s collaborative partners, Pfizer Inc. and American Home Products Corporation, now known as Wyeth, in addition to the right, but not the obligation, to acquire additional percentages of the SERM products’ net sales on future dates by giving the Company notice. When the Company entered into the agreement with Royalty Pharma and upon each subsequent exercise of its options to acquire additional percentages of royalty payments to the Company, the Company recognized the consideration paid to it by Royalty Pharma as revenue. Cumulative payments totaling $63.3 million were received from Royalty Pharma from 2002 through 2004 for the sale of royalty rights from the net sales of the SERM products.
     The Company determined that, while the current accounting classification is appropriate, a portion of the revenue recognized under the Royalty Pharma agreement should have been deferred since Pfizer and Wyeth each had the right to offset a portion of future royalty payments for, and to the extent of, amounts previously paid to the Company for certain developmental milestones. Approximately $0.6 million of revenue was deferred in each of 2003 and 2002 related to the offset rights by the Company’s collaborative partners, Pfizer and Wyeth. The amounts associated with the offset rights against future royalty payments will be recognized as revenue upon receipt of future royalties from the respective partners or upon determination that no such future royalties will be forthcoming. Additionally, the Company determined to defer a portion of such revenue as it relates to the value of the option rights sold to Royalty Pharma until Royalty Pharma exercised such options or upon the expiration of the options. The value of Royalty Pharma options outstanding at the end of 2002 which was recognized in 2003 was $0.1 million. The value of options outstanding at the end of 2003 which was recognized in 2004 was $0.2 million. As of December 31, 2004, all of the option revenue deferred during fiscal 2002 and 2003 has been recognized. Accordingly, for the years ended December 31, 2003 and 2002, the Company has restated revenue from the sale of royalty rights under the Royalty Pharma agreement, which reduced royalty revenue by approximately $0.7 million for each of the years ended December 31, 2003 and 2002.
     Buy-Out of Salk Royalty Obligation. In March 2004, the Company paid The Salk Institute $1.12 million in connection with the Company’s exercise of an option to buy out milestone payments, other payment-sharing obligations and royalty payments due on future sales of lasofoxifene, a product under development by Pfizer for which a NDA was expected to be filed in 2004. At the time of the Company’s exercise of its buyout right, the payment was accounted for as a prepaid royalty asset to be amortized on a straight-line basis over the period for which the Company had a contractual right to the lasofoxifene royalties. This payment was included in “Other assets” on the Company’s consolidated balance sheet at September 30, 2004, June 30, 2004, and March 31, 2004. Pfizer filed the NDA for lasofoxifene with the United States Food and Drug Administration in the third quarter of 2004. Because the NDA had not been filed at the time the Company exercised its buyout right, the Company determined in the course of the restatement that the payment should have been expensed. Accordingly, the Company corrected such error and recognized the Salk payment as development expense for the quarter ended March 31, 2004 and the year ended December 31, 2004.
     X-Ceptor Therapeutics, Inc. In June 1999, the Company invested $6.0 million in X-Ceptor Therapeutics, Inc. (“X- Ceptor”) through the acquisition of convertible preferred stock. Additionally, in October 1999, the Company issued warrants to X-Ceptor investors, founders and certain employees to purchase 950,000 shares of Ligand common stock with an exercise price of $10.00 per share and expiration date of October 6, 2006. At the time of issuance, the warrants were recorded at their fair value of $4.20 per warrant or $4.0 million as deferred warrant expense within stockholders’ deficit and were amortized to operating expense through June 2002. The Company determined during the course of the restatement that the warrant issuance should have been capitalized as an asset rather than treated as a deferred expense within equity since the warrant issuance was deemed to be consideration for the right granted to the Company by X-Ceptor to acquire all of the outstanding stock of X-Ceptor (the “Purchase Right”). Accordingly, the Company recorded the Purchase Right as an other asset in the amount of $4.0 million. The effect of this change resulted in a decrease in expense for the year ended December 31, 2002 of $0.7 million. The asset was subsequently written off to other, net expense in the quarter ended March 31, 2003, the period the Company determined that the Purchase Right would not be exercised.
     Pfizer Settlement Agreement and Elan Shares.  In April 1996, the Company and Pfizer entered into a settlement agreement with respect to a lawsuit filed in December 1994 by the Company against Pfizer. In connection with a collaborative research agreement the Company entered into with Pfizer in 1991, Pfizer purchased shares of the Company’s common stock. Under the terms of the settlement agreement, at the option of either the Company or Pfizer, milestone and royalty payments owed to the Company can be satisfied by Pfizer by transferring to the Company shares of the Company’s common stock at an exchange ratio of $12.375 per share. At the time of the settlement, the Company accounted for the prior issuance of common stock to Pfizer as equity on its balance sheet.
     Additionally, in 1998, Elan International (Elan) agreed to exclusively license to the Company in the United States and Canada its proprietary product AVINZA. In connection with the November 2002 restructuring of the AVINZA license agreement with Elan, the Company agreed to repurchase approximately 2.2 million shares of the Company’s common stock held by an affiliate of Elan for $9.00 a share (the “Elan Shares”). At the time of the November 2002 agreement, the shares were classified as equity on the Company’s balance sheet. The Elan Shares were repurchased and retired in February 2003.
     In conjunction with the restatement, the remaining common stock issued and outstanding to Pfizer following the settlement and the Elan shares were reclassified as “common stock subject to conditional redemption/repurchase” (between liabilities and equity) in accordance with Emerging Issue Task Force Topic D-98, “Classification and Measurement of Redeemable Securities” (EITF D-98), which was issued in July 2001.
     EITF D-98 requires the security to be classified outside of permanent equity if there is a possibility of redemption of securities that is not solely within the control of the issuer. Since Pfizer has the option to settle with Company’s shares milestone and royalties payments owed to the Company, and as of December 31, 2002, the Company was required to repurchase the Elan shares, the Company determined that such factors indicated that the redemptions were not within the Company’s control, and accordingly, EITF D-98 was applicable to the treatment of the common stock issued to Pfizer and the Elan Shares. These adjustments totaling $34.6 million only had an effect on the balance sheet classification, not on the consolidated statements of operations. Of the total adjustments, $14.6 million related to the Pfizer shares and $20.0 million related to the Elan Shares.
     Seragen Litigation. On December 11, 2001, a lawsuit was filed in the United States District Court for the District of Massachusetts against the Company by the Trustees of Boston University and other former stakeholders of Seragen. The suit was subsequently transferred to federal district court in Delaware. The complaint alleges breach of contract, breach of the implied covenants of good faith and fair dealing and unfair and deceptive trade practices based on, among other things, allegations that the Company wrongfully withheld approximately $2.1 million in consideration due the plaintiffs under the Seragen acquisition agreement. This amount had been previously accrued for in the Company’s consolidated financial statements in 1998. The complaint seeks payment of the withheld consideration and treble damages. The Company filed a motion to dismiss the unfair and deceptive trade practices claim. The Court subsequently granted the Company’s motion to dismiss the unfair and deceptive trade practices claim (i.e. the treble damages claim), in April 2003. In November 2003, the Court granted Boston University’s motion for summary judgment, and entered judgment for Boston University. In January 2004, the district court issued an amended judgment awarding interest of approximately $0.7 million to the plaintiffs in addition to the approximately $2.1 million withheld. The Court award of interest was not previously accrued. Though the Company has appealed the judgment in this case as well as the award of interest and the calculation of damages, in view of the judgment, the Company revised its consolidated financial statements in the fourth quarter of 2003 to record a charge of $0.7 million.
Other. In conjunction with the restatement, the Company also made other adjustments and reclassifications to its accounting for various other errors, in various years, including, but not limited to: (1) a correction to the Company’s estimate of the accrual necessary for clinical trials; (2) corrections to estimates of other accrued liabilities; (3) royalty payments made to technology partners; (4) straight-line recognition of rent expense for contractual annual rent increases; and (5) corrections to estimates of future obligations and bonuses to employees.

LIGAND PHARMACEUTICALS INCORPORATED
EFFECTS OF THE RESTATEMENT
(in thousands, except share and per share data)
The following tables reconcile the Company’s financial position and results of operations from the previously reported consolidated financial statements to the restated consolidated financial statements. Additionally, set forth below for each of the tables is an explanation of the restatement adjustments. Please refer to the discussion herein regarding further explanation of the restatement adjustments.

	For the Year Ended December 31,
	2003	2002
Net loss, as previously reported:	$(37,462)	$(32,596)

Adjustments to net loss (increase) decrease:
Product sales:
Net product sales (a)	(59,187)	(24,160)
Other (b)	(121)	(36)
Sale of royalty rights, net (c)	(714)	(675)
Cost of products sold:
Product cost (d)	151	2,549
Royalties (d)	4,910	3,019
Research and development:
Reclassification (e)	55	—
Clinical trial (f)	918	(1,107)
X-Ceptor warrant amortization (g)	—	692
Patent expense accrual (h)	—	345
Other (b)	28	(183)
Selling, general and administrative:
Reclassification (e)	(55)	—
Rent (i)	(111)	(158)
Seragen litigation (j)	(739)	—
Other (b)	26	11
Interest (b)	(172)	—
Other, net:
X-Ceptor purchase right (k)	(3,990)	—
Income tax expense (l)	56	44
Other (b)	(8)	42
Income tax expense (l)	(56)	(44)

Net loss, as restated	$(96,471)	$(52,257)

Per Share Data
As previously reported:
Basic and diluted net loss per share	$(0.53)	$(0.47)
Weighted average number of common shares	70,685,234	69,118,976
As restated:
Basic and diluted net loss per share	$(1.36)	$(0.76)
Weighted average number of common shares	70,685,234	69,118,976
Refer to the explanation of adjustments on the next page.

EFFECTS OF THE RESTATEMENT
The adjustments relate to the following:

(a)	To reflect the change in the revenue recognition method from the sell-in method to the sell-through method.

(b)	To reflect other adjustments and reclassifications.

(c)	To reflect the deferral of a portion of the sale of royalty rights to Royalty Pharma.

(d)	To reflect the effect of the sell-through revenue recognition method on cost of products sold and royalties.

(e)	To reclassify expenses incurred for the technology transfer and validation effort related to the second source of supply for AVINZA from research and development expense to selling, general and administrative expense.

(f)	To correct clinical trial expense.

(g)	To reverse X-Ceptor warrant amortization.

(h)	To correct patent expense.

(i)	To adjust rent expense for contractual annual rent increase which is recognized over the lease term on a straight-line basis.

(j)	To reflect accrued interest for the Seragen acquisition litigation.

(k)	To reflect the write-off of the X-Ceptor purchase right in March 2003.

(l)	To reclassify income taxes related to international operations.

LIGAND PHARMACEUTICALS INCORPORATED
EFFECTS OF THE RESTATEMENT
(in thousands, except share and per share data)
(unaudited)

	2004 Quarterly Periods
	March 31,	June 30,	September 30,
Net loss, as previously reported:	$(13,139)	$(14,216)	$(6,789)

Adjustments to net loss (increase) decrease:
Product sales:
Net product sales (a)	(9,245)	(8,097)	(12,842)
Other (b)	48	(89)	50
Sale of royalty rights, net (c)	—	—	67
Cost of products sold:
Product cost (d)	886	214	163
Royalties (d)	392	(6)	1,029
Research and development:
Reclassification (e)	742	1,454	1,221
Salk-buyout (f)	(1,120)	—	—
Patent expense (g)	(238)	—	—
Other (b)	(49)	154	12
Selling, general and administrative:
Reclassification (e)	(742)	(1,454)	(1,221)
Legal expense (h)	373	—	—
Other (b)	136	(37)	(200)
Interest:
Factoring arrangement (i)	—	—	(238)
Other (b)	44	12	12
Other, net:
Factoring arrangement (i)	—	—	238
Income taxes (j)	16	18	3
Income tax expense (j)	(16)	(18)	(3)

Net loss, as restated	$(21,912)	$(22,065)	$(18,498)

Per Share Data
As previously reported:
Basic and diluted net loss per share	$(0.18)	$(0.19)	$(0.09)
Weighted average number of common shares	73,299,281	73,754,146	73,845,613
As restated:
Basic and diluted net loss per share	$(0.30)	$(0.30)	$(0.25)
Weighted average number of common shares	73,299,281	73,754,146	73,845,613
Refer to the explanation of adjustments on the next page.

EFFECTS OF THE RESTATEMENT
The adjustments relate to the following:

(a)	To reflect the change in the revenue recognition method from the sell-in method to the sell-through method.

(b)	To reflect other adjustments and reclassifications.

(c)	To reflect the recognition of revenue previously deferred in regard to the sale of royalty rights to Royalty Pharma.

(d)	To reflect the effect of the sell-through revenue recognition method on cost of products sold and royalties.

(e)	To reclassify expenses incurred for the technology transfer and validation effort related to the second source of supply for AVINZA from research and development expense to selling, general and administrative expense.

(f)	To expense the payment to The Salk Institute to buy-out the Company’s royalty obligation on lasofoxifene in March 2004.

(g)	To correct patent expense.

(h)	To correct legal expense.

(i)	To reclassify interest and factoring expenses incurred under a factoring arrangement.

(j)	To reclassify income taxes related to international operations.

LIGAND PHARMACEUTICALS INCORPORATED
EFFECTS OF THE RESTATEMENT
(in thousands, except share and per share data)
(unaudited)

	2003 Quarterly Periods
	March 31,	June 30,	September 30,	December 31,
Net (loss) income, as previously reported:	$(20,320)	$(11,997)	$(11,087)	$5,942

Adjustments to net (loss) (increase) decrease/ income increase (decrease):
Product sales:
Net product sales (a)	(7,468)	(12,835)	(13,376)	(25,508)
Other (b)	13	(181)	13	34
Sale of royalty rights, net (c)	—	—	35	(749)
Cost of products sold:
Product cost (d)	3	(437)	(23)	608
Royalties (d)	415	1,358	1,547	1,590
Research and development:
Reclassification (e)	—	9	20	26
Clinical trial expense (f)	—	331	281	233
Other (b)	91	(125)	(40)	175
Selling, general and administrative:
Reclassification (e)	—	(9)	(20)	(26)
Seragen litigation (g)	—	—	—	(739)
Other (b)	74	11	(6)	(164)
Interest (b)	(26)	(81)	(170)	105
Other, net:
X-Ceptor purchase right (h)	(3,990)	—	—	—
Income tax expense (i)	15	16	9	16
Other (b)	80	—	113	(201)
Income tax expense (i)	(15)	(16)	(9)	(16)

Net loss, as restated	$(31,128)	$(23,956)	$(22,713)	$(18,674)

Per Share Data
As previously reported:
Basic and diluted net (loss) income per share	$(0.29)	$(0.17)	$(0.16)	$0.08
Weighted average number of common shares used in basic per share calculation	70,238,438	69,275,323	70,100,280	73,098,427
Weighted average number of common shares used in fully diluted per share calculation				99,684,427
As restated:
Basic and diluted net loss per share	$(0.44)	$(0.35)	$(0.32)	$(0.26)
Weighted average number of common shares	70,238,438	69,275,323	70,100,280	73,098,427
Refer to the explanation of adjustments on the next page.

EFFECTS OF THE RESTATEMENT
The adjustments relate to the following:

(a)	To reflect the change in the revenue recognition method from the sell-in method to the sell-through method.

(b)	To reflect other adjustments and reclassifications.

(c)	To reflect the recognition/(deferral) regarding the sale of royalty rights to Royalty Pharma.

(d)	To reflect the effect of the sell-through revenue recognition method on cost of products sold and royalties.

(e)	To reclassify expenses incurred for the technology transfer and validation effort related to the second source of supply for AVINZA from research and development expense to selling, general and administrative expense.

(f)	To correct clinical trial expense.

(g)	To reflect accrued interest for the Seragen acquisition litigation.

(h)	To reflect the write-off of the X-Ceptor purchase right in March 2003, which was previously deferred and recognized over the period from 1999 through June 2002.

(i)	To reclassify income taxes related to international operations.

LIGAND PHARMACEUTICALS INCORPORATED
EFFECTS OF THE RESTATEMENT
CONSOLIDATED BALANCE SHEET
(in thousands)

	December 31, 2003
		Cumulative
	As	Effect of		Current
	Previously	Prior Year		Year		As
	Reported	Adjustments		Adjustments		Restated

ASSETS
Current assets:
Cash and cash equivalents	$59,030					$59,030
Short-term investments	40,004					40,004
Accounts receivable, net	19,051	$247	(a)	$(397	)(a)(c)	18,901
Inventories, net	8,262	150	(a)	68	(a)	8,480
Other current assets	3,810	7,665	(a)(b)	4,886	(a)(b)	16,361

Total current assets	130,157	8,062		4,557		142,776
Restricted investments	1,656					1,656
Property and equipment, net	23,501					23,501
Acquired technology and product rights, net	137,857	260	(a)(d)			138,117
Other assets	8,084	3,958	(a)(e)	(4,046	)(a)(e)	7,996

	$301,255	$12,280		$511		$314,046

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$18,691	$913	(a)(f)	$(763	)(a)(f)	$18,841
Accrued liabilities	30,315	(2,182	)(a)(g)	4,534	(a)(h)	32,667
Current portion of deferred revenue, net	2,564	43,926	(i)	59,229	(i)	105,719
Current portion of equipment financing obligations	2,184	253	(j)	(253	)(j)	2,184
Current portion of long-term debt	295					295

Total current liabilities	54,049	42,910		62,747		159,706
Long-term debt	167,408					167,408
Long-term portion of deferred revenue, net	2,275	581	(k)	592	(k)	3,448
Long-term portion of equipment financing obligations	2,644	(253	)(j)	253	(j)	2,644
Other long-term liabilities	4,151	(463	)(l)	111	(l)	3,799

Total liabilities	230,527	42,775		63,703		337,005

Common stock subject to conditional redemption/repurchase		34,595	(m)	(20,000	)(n)	14,595

Stockholders’ equity (deficit):
Common stock	73	(3	)(m)	2	(n)	72
Additional paid-in capital	727,410	(30,355	)(a)(m)	15,815	(a)(n)	712,870
Accumulated other comprehensive loss	(66)					(66)
Accumulated deficit	(655,778)	(34,732)		(59,009)		(749,519)

	71,639	(65,090)		(43,192)		(36,643)
Treasury stock	(911)					(911)

Total stockholders’ equity (deficit)	70,728	(65,090)		(43,192)		(37,554)

	$301,255	$12,280		$511		$314,046

Refer to the explanation of adjustments on the next page.

EFFECTS OF THE RESTATEMENT
The adjustments relate to the following (in thousands):

(a)	To reflect other adjustments and reclassifications.

(b)	Cumulative effect of prior year adjustments includes $7,603 related to the change to the sell-through revenue recognition method (deferred royalties — $4,215; deferred cost of products sold — $3,388). Current year adjustments include $5,668 related to the change to the sell-through revenue recognition method (deferred royalties — $5,465; deferred cost of products sold — $203); correct prepaid clinical trial expense — $(254); reclassify Organon cost-sharing receivable balance to co-promotion liability — $(461).

(c)	To correct bad debt expense — $(205).

(d)	To correct accumulated amortization related to ONTAK acquired technology — $357.

(e)	To record the capitalization of the X-Ceptor Purchase Right in October 1999 — $3,990; to write-off the X-Ceptor Purchase Right in March 2003, which was previously recognized over the period from 1999 to June 2002 — $(3,990).

(f)	To correct clinical trial expense. Cumulative effect of prior year adjustments — $918; current year adjustments — $(918).

(g)	Includes $(1,089) related to the change to the sell-through revenue recognition method (product cost — $(1,491); royalties — $402); to correct accruals for bonus expense — $694; and property tax expense — $(316); reclassification of Seragen acquisition liability from other long-term liabilities — $2,700; reclassification of the Elan shares from accrued liabilities to additional paid-in capital — $(4,133).

(h)	Includes $446 adjustment related to the change to the sell-through revenue recognition method (product cost — $(108); royalties $554); to correct accruals for bonus expense - $(424) and legal, trademark and patent expense — $230; to reclassify Organon cost-sharing receivable balance to co-promotion liability — $(461); to reflect accrued interest for the Seragen acquisition liability — $739; reclassification of the Elan shares from accrued liabilities to additional paid-in capital — $4,133.

(i)	To reflect the change in the revenue recognition method from the sell-in method to the sell-through method.

(j)	To reclassify equipment lease obligation from long-term to current obligation.

(k)	To reflect the deferral of a portion of the sale of the royalty rights to Royalty Pharma.

(l)	The cumulative effect of prior year adjustments reflects the effect of the adjustment to rent expense for contractual annual rent increases recognized over the lease term on a straight line basis — $2,237; to reclassify the Seragen acquisition litigation to accrued liabilities — $(2,700). Current year adjustment reflects the adjustment to rent expense for contractual annual rent increase recognized over the lease term on a straight line basis — $111.

(m)	In accordance with EITF D-98, to reclassify from equity the Company’s issuance of common stock to Pfizer -common stock — $(1); additional paid in capital $(14,594); Elan shares — common stock $(2); additional paid in capital $(19,998); reclassification of the Elan shares from accrued liabilities to additional paid-in capital — $4,133.

(n)	To reflect the repurchase and retirement of the Elan shares in February 2003 — $20,000 — common stock — $2; additional paid-in capital — $19,998; reclassification of the Elan shares from accrued liabilities to additional paid-in capital — $(4,133).

LIGAND PHARMACEUTICALS INCORPORATED
EFFECTS OF THE RESTATEMENT
CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands, except share and per share data)

	Year Ended December 31, 2003
	As
	Previously			As
	Reported	Adjustments		Restated

Product sales	$114,632	$(59,308	) (a)(b)	$55,324
Sale of royalty rights, net	12,500	(714	) (c)	11,786
Collaborative research and development and other revenues	14,008			14,008

Total revenues	141,140	(60,022)		81,118

Operating costs and expenses:
Cost of products sold	31,618	(5,061	) (d)	26,557
Research and development	67,679	(1,001	) (b)(e)(f)	66,678
Selling, general and administrative	51,661	879	(b)(f)(g)	52,540
Co-promotion	9,360			9,360

Total operating costs and expenses	160,318	(5,183)		155,135

Loss from operations	(19,178)	(54,839)		(74,017)

Other income (expense):
Interest income	783			783
Interest expense	(10,970)	(172	) (b)	(11,142)
Other, net	(6,092)	(3,942	) (b)(h)(i)	(10,034)

Total other expense, net	(16,279)	(4,114)		(20,393)

Loss before income taxes and cumulative effect of a change in accounting principle	(35,457)	(58,953)		(94,410)
Income tax expense	—	(56	) (i)	(56)

Loss before cumulative effect of a change in accounting principle	(35,457)	(59,009)		(94,466)
Cumulative effect of changing method of accounting for variable interest entity	(2,005)			(2,005)

Net loss	$(37,462)	$(59,009)		$(96,471)

Basic and diluted per share amounts:
Loss before cumulative effect of a change in accounting principle	$(0.50)			$(1.33)
Cumulative effect of changing method of accounting for variable interest entity	(0.03)			(0.03)

Net loss	$(0.53)			$(1.36)

Weighted average number of common shares	70,685,234			70,685,234

Pro forma amounts assuming the changed method of accounting for variable interest entity is applied retroactively:
Net loss	$(35,557)			$(94,352)

Basic and diluted net loss per share	$(0.50)			$(1.34)
Refer to the explanation of adjustments on the next page.

EFFECTS OF THE RESTATEMENT
The adjustments relate to the following (in thousands):

(a)	To reflect the change in the revenue recognition method from the sell-in method to the sell-through method — net product sales — $(59,187).

(b)	To reflect other adjustments and reclassifications.

(c)	To reflect the deferral of a portion of the sale of the royalty rights to Royalty Pharma.

(d)	To reflect the effect of the sell-through revenue recognition method on cost of products sold and royalties — product cost — $(151); royalties — $(4,910).

(e)	To correct clinical trial expense — $(918).

(f)	To reclassify $55 of expenses incurred for the technology transfer and validation effort related to the second source of supply for AVINZA from research and development expense to selling, general and administrative expense.

(g)	To reflect interest expense for the Seragen acquisition liability — $739.

(h)	To reflect the write-off of the X-Ceptor Purchase Right in March 2003 — $3,990.

(i)	To reclassify income taxes related to international operations — $56.

LIGAND PHARMACEUTICALS INCORPORATED
EFFECTS OF THE RESTATEMENT
CONSOLIDATED BALANCE SHEET
(unaudited) (in thousands)

	December 31, 2002
		Cumulative
	As	Effect of			Current
	Previously	Prior Year			Year		As
	Reported	Adjustments			Adjustments		Restated

ASSETS
Current assets:

Cash and cash equivalents	$42,423	$			$(1,600	)(a)	$40,823
Short-term investments	21,825				1,600	(a)	23,425
Accounts receivable, net	12,176		196	(b)	51	(b)	12,423
Inventories, net	4,841		596	(c)	(446	) (c)	4,991
Other current assets	7,308		1,456	(b)(d)	6,209	(b)(d)	14,973

Total current assets	88,573		2,248		5,814		96,635
Restricted investments	10,646						10,646
Property and equipment, net	9,672		248	(e)	(248	) (e)	9,672
Acquired technology and product rights, net	148,546		357	(f)	(97	) (b)	148,806
Other assets	17,992		3,868	(b)(g)	90	(b)	21,950

	$275,429		$6,721		$5,559		$287,709

Current liabilities:
Accounts payable	$11,979		$79	(b)	$834	(b)(h)	$12,892
Accrued liabilities	16,606		3,219	(b)(i)	(5,401	) (b)(i)	14,424
Current portion of deferred revenue, net	4,683		18,423	(j)	25,503	(j)	48,609
Current portion of equipment financing obligations	2,087				253	(k)	2,340
Current portion of long-term debt	—						—

Total current liabilities	35,355		21,721		21,189		78,265
Long-term debt	155,250						155,250
Long-term portion of deferred revenue, net	3,014				581	(l)	3,595
Long-term portion of equipment financing obligations	4,095				(253	) (k)	3,842
Other long-term liabilities	3,700		(621	) (m)	158	(m)	3,237

Total liabilities	201,414		21,100		21,675		244,189

Common stock subject to conditional redemption/repurchase			14,595	(n)	20,000	(o)	34,595

Stockholders’ equity:
Common stock	72		(1	) (n)	(2	) (o)	69
Additional paid-in capital	693,213		(14,594	) (n)	(15,761	) (b)(o)	662,858
Deferred warrant expense	—		692	(p)	(692	) (p)	—
Accumulated other comprehensive loss	(43)						(43)
Accumulated deficit	(618,316)		(15,071	) (q)	(19,661)		(653,048)

	74,926		(28,974)		(36,116)		9,836
Treasury stock	(911)						(911)

Total stockholders’ equity	74,015		(28,974)		(36,116)		8,925

	$275,429		$6,721		$5,559		$287,709

Refer to the explanation of adjustments on the next page.

EFFECTS OF THE RESTATEMENT
The adjustments relate to the following (in thousands):

(a)	To reclassify cash to short-term investments.

(b)	To reflect other adjustments and reclassifications.

(c)	To reverse replacement reserve due.

(d)	Cumulative effect of prior year adjustments includes $1,576 related to the change to the sell-through revenue recognition method (deferred royalties — $1,055; deferred cost of products sold — $521). Current year adjustments include $6,027 related to the change to the sell-through revenue recognition method (deferred royalties — $3,160; deferred cost of products sold — $2,867).

(e)	To accrue for fixed asset additions at December 31, 2001 — $248.

(f)	To correct accumulated amortization expense related to ONTAK acquired technology.

(g)	To record the capitalization of the X-Ceptor Purchase Right in October 1999 — $3,990.

(h)	To correct clinical trial expense — $1,168 and fixed asset additions — $(248).

(i)	Cumulative effect of prior year adjustments includes $90 related to the change to the sell-through revenue recognition method (product cost — $(268); royalties — $358); to correct accruals for vendor expenses — $321, bonus expense — $236, property tax expense - $(364); reclassification of Seragen acquisition liability from other long-term liabilities — $2,700. Current year adjustments include $(1,179) related to the change to the sell-through revenue recognition method (product cost — $(1,223); royalties — $44); correct accruals for vendor expenses- $(321), bonus expense — $458, legal, trademark and patent expense — $(263); reclassification of the Elan shares from accrued liabilities to additional paid-in capital — $(4,133).

(j)	To reflect the change in the revenue recognition method from the sell-in method to the sell-through method.

(k)	To reclassify equipment lease obligation from long term to current obligation.

(l)	To reflect the deferral of a portion of the sale of the royalty rights to Royalty Pharma.

(m)	The cumulative effect of prior year adjustments reflects the effect of the adjustment to rent expense for contractual annual rent increases recognized over the lease term on a straight line basis — $2,079, to reclassify the Seragen acquisition liability to accrued liabilities $(2,700). Current year adjustment reflects the adjustment to rent expense for contractual annual rent increase recognized over the lease term on a straight line basis — $158.

(n)	To reclassify from equity the Company’s issuance of common stock to Pfizer in accordance with EITF D-98 — $(14,595) — common stock — $(1); additional paid in capital - $(14,594).

(o)	To reclassify from equity the Elan shares in accordance with EITF D-98 — $(20,000) - common stock — $(2); additional paid-in capital — $(19,998); reclassification of the Elan shares from accrued liabilities to additional paid-in capital — $4,133.

(p)	To write off deferred warrant amortization in connection with the capitalization of the X-Ceptor Purchase Right.

(q)	To reflect the cumulative effect, as of January 1, 2002, of the restatement for years prior to 2000 — $(2,033) — product sales — $(1,015), rent expense — $(1,614), royalties - $59, reversal of X-Ceptor warrant amortization — $530, other — $7; 2000 — $(2,728) - product sales — $(4,092), rent expense — $(255), royalties — $(235); reversal of X-Ceptor warrant amortization — $1,384, amortization of acquired technology — $357, other — $113; 2001 — $(10,310) — product sales — $(13,585), rent expense — $(209), royalties — $1,368, reversal of X-Ceptor warrant amortization — $1,384, other — $732.

LIGAND PHARMACEUTICALS INCORPORATED
EFFECTS OF THE RESTATEMENT
CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands, except share and per share data)

	Year Ended December 31, 2002
	As
	Previously			As
	Reported	Adjustments		Restated

Product sales	$54,522	$(24,196	) (a)(b)	$30,326
Sale of royalty rights, net	18,275	(675	) (c)	17,600
Collaborative research and development and other revenues	23,843			23,843

Total revenues	96,640	(24,871)		71,769

Operating costs and expenses:
Cost of products sold	20,306	(5,568	) (b)(d)	14,738
Research and development	58,807	253	(b)(e)	59,060
Selling, general and administrative	41,678	147	(b)	41,825

Total operating costs and expenses	120,791	(5,168)		115,623

Loss from operations	(24,151)	(19,703)		(43,854)

Other income (expense):
Interest income	1,086			1,086
Interest expense	(6,295)			(6,295)
Debt conversion expense	(2,015)			(2,015)
Other, net	(1,221)	86	(b)(f)	(1,135)

Total other expense, net	(8,445)	86		(8,359)

Loss before income taxes	(32,596)	(19,617)		(52,213)

Income tax expense		(44	) (f)	(44)

Net loss	$(32,596)	$(19,661)		$(52,257)

Basic and diluted per share amounts:
Net loss	$(0.47)			$(0.76)

Weighted average number of common shares	69,118,976			69,118,976

Pro forma amounts assuming the changed method of accounting for variable interest entity is applied retroactively:
Net loss	$(32,795)			$(52,456)

Basic and diluted net loss per share	$(0.47)			$(0.76)
Refer to the explanation of adjustments on the next page.

EFFECTS OF THE RESTATEMENT
The adjustments relate to the following (in thousands):

(a)	To reflect the change in the revenue recognition method from the sell-in method to the sell-through method — net product sales — $(24,160).

(b)	To reflect other adjustments and reclassifications.

(c)	To reflect the deferral of a portion of the sale of the royalty rights to Royalty Pharma.

(d)	To reflect the effect of the sell-through revenue recognition method on cost of products sold and royalties — product cost — $(2,549); royalties — $(3,116).

(e)	To correct clinical trial expense — $1,107; to reverse X-Ceptor warrant amortization — $(692); to correct patent expense — $(345).

(f)	To reclassify income taxes related to international operations — $44.

LIGAND PHARMACEUTICALS INCORPORATED
EFFECTS OF THE RESTATEMENT
CONSOLIDATED BALANCE SHEET
(unaudited) (in thousands)

	March 31, 2004
		Cumulative
	As	Effect of		Current
	Previously	Prior Period		Quarter		As
	Reported	Adjustments		Adjustments		Restated

ASSETS
Current assets:
Cash and cash equivalents	$65,558					$65,558
Short-term investments	31,625					31,625
Accounts receivable, net	14,185	$(150	) (a)	$37	(a)	14,072
Inventories, net	9,770	218	(a)	(121	) (a)	9,867
Other current assets	3,764	12,551	(a)(b)	1,273	(a)(b)	17,588

Total current assets	124,902	12,619		1,189		138,710

Restricted investments	1,656					1,656
Property and equipment, net	23,620					23,620
Acquired technology and product rights, net	135,189	260	(a)(c)			135,449
Other assets	8,822	(88	) (a)	(1,120	) (d)	7,614

	$294,189	$12,791		$69		$307,049

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$16,866	$150	(a)	$(149	)(a)	$16,867
Accrued liabilities	35,304	2,352	(a)(e)	(2,286	) (a)(e)	35,370
Current portion of deferred revenue, net	2,346	103,155	(f)	10,657	(f)	116,158
Current portion of equipment financing obligations	2,439					2,439
Current portion of long-term debt	303					303

Total current liabilities	57,258	105,657		8,222		171,137

Long-term debt	167,328					167,328
Long-term portion of deferred revenue, net	2,198	1,173	(g)			3,371
Long-term portion of equipment financing obligations	3,518					3,518
Other long-term liabilities	3,516	(352	) (h)	620	(h)	3,784

Total liabilities	233,818	106,478		8,842		349,138

Common stock subject to conditional redemption		14,595	(i)			14,595

Stockholders’ equity (deficit):
Common stock	74	(1	) (i)			73
Additional paid-in capital	730,178	(14,540	) (a)(i)			715,638
Accumulated other comprehensive loss	(53)					(53)
Accumulated deficit	(668,917)	(93,741)		(8,773)		(771,431)

	61,282	(108,282)		(8,773)		(55,773)
Treasury stock	(911)					(911)

Total stockholders’ equity (deficit)	60,371	(108,282)		(8,773)		(56,684)

	$294,189	$12,791		$69		$307,049

Refer to the explanation of adjustments on the next page.

EFFECTS OF THE RESTATEMENT
The adjustments relate to the following (in thousands):

(a)	To reflect other adjustments and reclassifications.

(b)	Cumulative effect of prior period adjustments includes $13,271 related to the change to the sell-through revenue recognition method (deferred royalties — $9,680; deferred cost of products sold — $3,591); to reclassify Organon cost sharing receivable balance to co-promotion liability — $(461). Current quarter adjustments include $786 related to the change to the sell-through revenue recognition method (deferred royalties — $(100); deferred cost of products sold — $886); to reclassify Organon cost-sharing receivable balance to co-promotion liability — $461; to correct prepaid clinical trial expense — $(192);.

(c)	To correct accumulated amortization expense related to ONTAK acquired technology — $357.

(d)	To expense the payment to The Salk Institute to buy-out the Company’s royalty obligation on lasofoxifene in March 2004.

(e)	Cumulative effect of prior period adjustments includes $(643) related to the change to the sell-through revenue recognition method (product cost — $(1,599); royalties — $956); to reclassify Organon cost-sharing receivable balance to co-promotion liability — $(461); to correct accruals for bonus expense — $270 and property tax expense — $(277); to reclassify Seragen acquisition liability from other long-term liabilities — $2,700; to accrue interest for the Seragen acquisition liability — $739. Current quarter adjustments include $(2,055) related to the change to the sell-through revenue recognition method (product cost - $(1,563); royalties — $(492)); to reclassify Organon cost-sharing receivable balance to co-promotion liability — $461; to reclassify from other long term liabilities the payment of a portion of the Seragen acquisition liability — $(600).

(f)	To reflect the change in the revenue recognition method from the sell-in method to the sell-through method.

(g)	To reflect the deferral of a portion of the sales of royalty rights to Royalty Pharma.

(h)	The cumulative effect of prior period adjustments reflects the effect of the adjustment to rent expense for contractual annual rent increases recognized over the lease term on a straight line basis — $2,348; to reclassify the Seragen acquisition liability to accrued liabilities — $(2,700). Current quarter adjustment reflects the adjustment to rent expense for contractual annual rent increase recognized over the lease term on a straight line basis — $20; to reclassify to accrued liabilities the payment of a portion of the Seragen acquisition liability — $600.

(i)	To reclassify from equity the Company’s issuance of common stock subject to conditional redemption to Pfizer, in connection with the Pfizer settlement agreement in accordance with EITF D-98 — $(14,595) — common stock — $(1), additional paid in capital — $(14,594).

LIGAND PHARMACEUTICALS INCORPORATED
EFFECTS OF THE RESTATEMENT
CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31, 2004
	As
	Previously			As
	Reported	Adjustments		Restated

Product sales	$34,136	$(9,197	)(a)(b)	$24,939
Collaborative research and development and other revenues	2,476			2,476

Total revenues	36,612	(9,197)		27,415

Operating costs and expenses:
Cost of products sold	8,823	(1,278	) (c)	7,545
Research and development	16,852	665	(b)(d)(e)	17,517
Selling, general and administrative	14,472	233	(b)(d)(f)	14,705
Co-promotion	6,731			6,731

Total operating costs and expenses	46,878	(380)		46,498

Loss from operations	(10,266)	(8,817)		(19,083)

Other income (expense):
Interest income	231			231
Interest expense	(3,091)	44	(b)	(3,047)
Other, net	(13)	16	(g)	3

Total other expense, net	(2,873)	60		(2,813)

Loss before income taxes	(13,139)	(8,757)		(21,896)

Income tax expense		(16	) (g)	(16)

Net loss	$(13,139)	$(8,773)		$(21,912)

Basic and diluted per share amounts:
Net loss	$(0.18)			$(0.30)

Weighted average number of common shares	73,299,281			73,299,281
Refer to the explanation of adjustments on the next page.

EFFECTS OF THE RESTATEMENT
The adjustments relate to the following (in thousands):

(a)	To reflect the change in the revenue recognition method from the sell-in method to the sell-through method — net product sales — $(9,245).

(b)	To reflect other adjustments and reclassifications.

(c)	To reflect the effect of the sell-through revenue recognition method on cost of products sold and royalties — product cost — $(886); royalties — $(392).

(d)	To reclassify $742 of expenses incurred for the technology transfer and validation effort related to the second source of supply for AVINZA from research and development expense to selling, general and administrative expense.

(e)	To expense $1,120 payment to The Salk Institute to buy-out the Company’s royalty obligation on lasofoxifene in March 2004; to reflect patent expense in the proper accounting period — $238.

(f)	To reflect legal expense in the proper accounting period — $(373).

(g)	To reclassify income taxes related to international operations — $16.

LIGAND PHARMACEUTICALS INCORPORATED
EFFECTS OF THE RESTATEMENT
CONSOLIDATED BALANCE SHEET
(unaudited) (in thousands)

	June 30, 2004
		Cumulative
	As	Effect of		Current
	Previously	Prior Period		Quarter		As
	Reported	Adjustments		Adjustments		Restated

ASSETS
Current assets:
Cash and cash equivalents	$41,920					$41,920
Short-term investments	43,958					43,958
Accounts receivable, net	17,936	$(113	) (a)	$(49	) (a)	17,774
Inventories, net	11,752	97	(a)	118	(a)	11,967
Other current assets	3,245	13,824	(a)(b)	(601	) (a)(b)	16,468

Total current assets	118,811	13,808		(532)		132,087

Restricted investments	1,656					1,656
Property and equipment, net	23,910					23,910
Acquired technology and product rights, net	132,520	260	(a)(c)			132,780
Other assets	8,420	(1,208	) (a)(d)			7,212

	$285,317	$12,860		$(532)		$297,645

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$20,225	$1	(a)	$		$20,226
Accrued liabilities	36,108	66	(a)(e)	(364	) (a)(e)	35,810
Current portion of deferred revenue, net	2,381	113,812	(f)	7,661	(f)	123,854
Current portion of equipment financing obligations	2,453					2,453
Current portion of long-term debt	303					303

Total current liabilities	61,470	113,879		7,297		182,646
Long-term debt	167,256					167,256
Long-term portion of deferred revenue, net	2,120	1,173	(g)			3,293
Long-term portion of equipment financing obligations	3,547					3,547
Other long-term liabilities	2,925	268	(h)	20	(h)	3,213

Total liabilities	237,318	115,320		7,317		359,955

Common stock subject to conditional redemption		14,595	(i)			14,595

Stockholders’ equity (deficit):
Common stock	74	(1	)(i)			73
Additional paid-in capital	732,096	(14,540	) (a)(i)			717,556
Accumulated other comprehensive loss	(127)					(127)
Accumulated deficit	(683,133)	(102,514)		(7,849)		(793,496)

	48,910	(117,055)		(7,849)		(75,994)
Treasury stock	(911)					(911)

Total stockholders’ equity (deficit):	47,999	(117,055)		(7,849)		(76,905)

	$285,317	$12,860		$(532)		$297,645

Refer to the explanation of adjustments on the next page.

EFFECTS OF THE RESTATEMENT
The adjustments relate to the following (in thousands):

(a)	To reflect other adjustments and reclassifications.

(b)	Cumulative effect of prior period adjustments includes $14,057 related to the change to the sell-through revenue recognition method (deferred royalties — $9,580; deferred cost of products sold — $4,477). Current quarter adjustments include $(781) related to the change to the sell-through revenue recognition method (deferred royalties — $(876); deferred cost of products sold — $95).

(c)	To correct accumulated amortization expense related to ONTAK acquired technology — $357.

(d)	To expense the effect of The Salk Institute payment to buy-out the Company’s royalty obligation on lasofoxifene — $(1,120).

(e)	Cumulative effect of prior period adjustments includes $(2,698) related to the change to the sell-through revenue recognition method (product cost — $(3,162); royalties — $464); to correct property tax expense — $(260); to reclassify Seragen acquisition liability from other long-term liabilities — $2,100; accrual of interest on the Seragen acquisition liability — $739. Current quarter adjustments include $(358) related to the change to the sell-through revenue recognition method (product cost — $510; royalties — $(868)).

(f)	To reflect the change in the revenue recognition method from the sell-in method to the sell-through method.

(g)	To reflect the deferral of a portion of the sales of royalty rights to Royalty Pharma.

(h)	The cumulative effect of prior period adjustments reflects the effect of the adjustment to rent expense for contractual annual rent increases recognized over the lease term on a straight line basis — $2,368; to reclassify the Seragen acquisition liability to accrued liabilities — $(2,100). Current quarter adjustment reflects the adjustment to rent expense for contractual annual rent increase recognized over the lease term on a straight line basis — $20.

(i)	To reclassify from equity the Company’s issuance of common stock subject to conditional redemption to Pfizer, in connection with the Pfizer settlement agreement in accordance with EITF D-98 — $(14,595) — common stock — $(1), additional paid-in capital — $(14,594).

LIGAND PHARMACEUTICALS INCORPORATED
EFFECTS OF THE RESTATEMENT
CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30, 2004
	As
	Previously			As
	Reported	Adjustments		Restated

Product sales	$37,485	$(8,186	) (a)(b)	$29,299
Collaborative research and development and other revenues	2,975			2,975

Total revenues	40,460	(8,186)		32,274

Operating costs and expenses:
Cost of products sold	9,926	(208	) (c)	9,718
Research and development	18,174	(1,608	) (b)(d)	16,566
Selling, general and administrative	16,625	1,491	(b)(d)	18,116
Co-promotion	7,000			7,000

Total operating costs and expenses	51,725	(325)		51,400

Loss from operations	(11,265)	(7,861)		(19,126)

Other income (expense):
Interest income	208			208
Interest expense	(3,140)	12	(b)	(3,128)
Other, net	(19)	18	(e)	(1)

Total other expense, net	(2,951)	30		(2,921)

Loss before income taxes	(14,216)	(7,831)		(22,047)

Income tax expense		(18	) (e)	(18)

Net loss	$(14,216)	$(7,849)		$(22,065)

Basic and diluted per share amounts:

Net loss	$(0.19)			$(0.30)

Weighted average number of common shares	73,754,146			73,754,146
     Refer to the explanation of adjustments on the next page.

EFFECTS OF THE RESTATEMENT
The adjustments relate to the following (in thousands):

(a)	To reflect the change in the revenue recognition method from the sell-in method to the sell-through method — net product sales — $(8,097).

(b)	To reflect other adjustments and reclassifications.

(c)	To reflect the effect of the sell-through revenue recognition method on cost of products sold and royalties — product sales — $(214); royalties — $6.

(d)	To reclassify $1,454 of expenses incurred for the technology transfer and validation effort related to the second source of supply for AVINZA from research and development expense to selling, general and administrative expense.

(e)	To reclassify income taxes related to international operations — $18.

LIGAND PHARMACEUTICALS INCORPORATED
EFFECTS OF THE RESTATEMENT
CONSOLIDATED BALANCE SHEET
(unaudited) (in thousands)

	September 30, 2004
		Cumulative
	As	Effect of		Current
	Previously	Prior Period		Quarter		As
	Reported	Adjustments		Adjustments		Restated

ASSETS
Current assets:
Cash and cash equivalents	$46,020					$46,020
Short-term investments	34,387					34,387
Accounts receivable, net	30,583	$(162	) (a)	$36	(a)	30,457
Inventories, net	11,355	215	(b)	21	(a)	11,591
Other current assets	2,985	13,223	(a)(c)	2,729	(a)(c)	18,937

Total current assets	125,330	13,276		2,786		141,392
Restricted investments	1,656					1,656
Property and equipment, net	23,844					23,844
Acquired technology and product rights, net	129,852	260	(a)(d)			130,112
Other assets	7,977	(1,208	)(a)(e)			6,769

	$288,659	$12,328		$2,786		$303,773

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$16,719	$1	(a)	$68	(a)	$16,788
Accrued liabilities	49,527	(298	)(a)(f)	(3,308	) (a)(f)	45,921
Current portion of deferred revenue, net	2,352	121,473	(g)	17,720	(g)	141,545
Current portion of equipment financing obligations	2,617					2,617
Current portion of long-term debt	314					314

Total current liabilities	71,529	121,176		14,480		207,185

Long-term debt	167,171					167,171
Long-term portion of deferred revenue, net	2,043	1,173	(h)			3,216
Long-term portion of equipment financing obligations	4,087					4,087
Other long-term liabilities	2,870	288	(i)	15	(i)	3,173

Total liabilities	247,700	122,637		14,495		384,832

Common stock subject to conditional redemption		14,595	(j)	(2,250	) (k)	12,345

Stockholders’ equity (deficit):
Common stock	74	(1	)(j)			73
Additional paid-in capital	731,841	(14,540	)(a)(j)	2,250	(k)	719,551
Accumulated other comprehensive loss	(123)					(123)
Accumulated deficit	(689,922)	(110,363)		(11,709)		(811,994)

	41,870	(124,904)		(9,459)		(92,493)
Treasury stock	(911)					(911)

Total stockholders’ equity (deficit)	40,959	(124,904)		(9,459)		(93,404)

	$288,659	$12,328		$2,786		$303,773

Refer to the explanation of adjustments on the next page.

EFFECTS OF THE RESTATEMENT
The adjustments relate to the following (in thousands):

(a)	To reflect other adjustments and reclassifications.

(b)	To reverse replacement reserve.

(c)	Cumulative effect of prior period adjustments includes $13,276 related to the change to the sell-through revenue recognition method (deferred royalties — $8,704; deferred cost of products sold — $4,572). Current quarter adjustments include $2,654 related to the change to the sell-through revenue recognition method (deferred royalties — $2,486; deferred cost of products sold — $168).

(d)	To correct accumulated amortization expense related to ONTAK acquired technology - $357.

(e)	To expense the payment to The Salk Institute to buy-out the Company’s royalty obligation on lasofoxifene — $(1,120).

(f)	Cumulative effect of prior period adjustments includes $(3,056) related to the change to the sell-through revenue recognition method (product cost — $(2,652); royalties - $(404)); to correct bonus expense — $(201); to reclassify Seragen acquisition liability from other long-term liabilities — $2,100; to accrue interest on Seragen acquisition liability — $739. Current quarter adjustments include $(3,349) related to the change to the sell-through revenue recognition method (product cost — $(4,806); royalties — $1,457).

(g)	To reflect the change in the revenue recognition method from the sell-in method to the sell-through method.

(h)	To reflect the deferral of a portion of the sale of royalty rights to Royalty Pharma.

(i)	The cumulative effect of prior period adjustments reflects the effect of the adjustment to rent expense for contractual annual rent increases recognized over the lease term on a straight line basis — $2,388; to reclassify the Seragen acquisition liability to accrued liabilities — $(2,100). Current quarter adjustment reflects the adjustment to rent expense for contractual annual rent increase recognized over the lease term on a straight line basis- $15.

(j)	To reclassify from equity the Company’s issuance of common stock subject to conditional redemption to Pfizer, in connection with the Pfizer settlement agreement in accordance with EITF D-98 — $(14,595) — common stock — $(1), additional paid-in capital — $(14,594).

(k)	To reflect Pfizer’s redemption of shares in connection with the achievement of a milestone in accordance with the Pfizer settlement agreement.

LIGAND PHARMACEUTICALS INCORPORATED
EFFECTS OF THE RESTATEMENT
CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30, 2004
	As
	Previously			As
	Reported	Adjustments		Restated

Product sales	$44,726	$(12,792	)(a)(b)	$31,934
Sale of royalty rights, net		67	(c)	67
Collaborative research and development and other revenues	4,771			4,771

Total revenues	49,497	(12,725)		36,772

Operating costs and expenses:
Cost of products sold	11,011	(1,192	)(d)	9,819
Research and development	17,980	(1,233	)(b)(e)	16,747
Selling, general and administrative	15,890	1,421	(b)(e)	17,311
Co-promotion	8,501			8,501

Total operating costs and expenses	53,382	(1,004)		52,378

Loss from operations	(3,885)	(11,721)		(15,606)

Other income (expense):
Interest income	255			255
Interest expense	(2,919)	(226	)(b)(f)	(3,145)
Other, net	(240)	241	(b)(f)(g)	1

Total other expense, net	(2,904)	15		(2,889)

Loss before income taxes	(6,789)	(11,706)		(18,495)

Income tax expense		(3	)(g)	(3)

Net loss	$(6,789)	$(11,709)		$(18,498)

Basic and diluted per share amounts:
Net loss	$(0.09)			$(0.25)

Weighted average number of common shares	73,845,613			73,845,613
Refer to the explanation of adjustments on the next page.

EFFECTS OF THE RESTATEMENT
The adjustments relate to the following (in thousands):

(a)	To reflect the change in the revenue recognition method from the sell-in method to the sell-through method — net product sales — $(12,842).

(b)	To reflect other adjustments and reclassifications.

(c)	To reflect the recognition of revenue previously deferred in regard to the sale of royalty rights to Royalty Pharma.

(d)	To reflect the effect of the sell-through revenue recognition method on cost of products sold and royalties — product cost — $(163), royalties — $(1,029).

(e)	To reclassify $1,221 of expenses incurred for the technology transfer and validation effort related to the second source of supply for AVINZA from research and development expense to selling, general and administrative expense.

(f)	To reclassify $238 of interest and factoring expenses incurred under a factoring arrangement from other, net to interest expense.

(g)	To reclassify income taxes related to international operations — $3.

LIGAND PHARMACEUTICALS INCORPORATED
EFFECTS OF THE RESTATEMENT
CONSOLIDATED BALANCE SHEET
(unaudited) (in thousands)

	March 31, 2003
		Cumulative
	As	Effect of		Current
	Previously	Prior Period		Quarter		As
	Reported	Adjustments		Adjustments		Restated

ASSETS
Current assets:
Cash and cash equivalents	$12,979					$12,979
Short-term investments	21,004					21,004
Accounts receivable, net	17,086	$247	(a)	$13	(a)	17,346
Inventories, net	5,395	150	(a)	(18	)(a)	5,527
Other current assets	6,547	7,665	(a)(b)	(280	)(a)(b)	13,932

Total current assets	63,011	8,062		(285)		70,788
Restricted investments	10,741					10,741
Property and equipment, net	9,229					9,229
Acquired technology and product rights, net	145,862	260	(a)(c)			146,122
Other assets	12,333	3,958	(a)(d)	(3,958	)(a)(d)	12,333

	$241,176	$12,280		$(4,243)		$249,213

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$13,441	$913	(a)(e)	$(314	)(a)(e)	$14,040
Accrued liabilities	17,640	(2,182	)(a)(f)	3,386	(a)(f)	18,844
Current portion of deferred revenue, net	4,637	43,926	(g)	7,594	(g)	56,157
Current portion of equipment financing obligations	2,105	253	(h)	15	(h)	2,373

Total current liabilities	37,823	42,910		10,681		91,414

Long-term debt	155,250					155,250
Long-term portion of deferred revenue, net	2,709	581	(i)			3,290
Long-term portion of equipment financing obligations	3,707	(253	)(h)	(15	)(h)	3,439
Other long-term liabilities	3,664	(463	)(j)	32	(j)	3,233

Total liabilities	203,153	42,775		10,698		256,626

Common stock subject to conditional redemption/repurchase		34,595	(k)	(20,000	)(l)	14,595

Stockholders’ equity (deficit):
Common stock	70	(3	)(k)	2	(l)	69
Additional paid-in capital	677,561	(30,355	)(a)(k)	15,865	(l)	663,071
Accumulated other comprehensive loss	(61)					(61)
Accumulated deficit	(638,636)	(34,732)		(10,808)		(684,176)

	38,934	(65,090)		5,059		(21,097)
Treasury stock	(911)					(911)

Total stockholders’ equity (deficit)	38,023	(65,090)		5,059		(22,008)

	$241,176	$12,280		$(4,243)		$249,213

Refer to the explanation of adjustments on the next page.

EFFECTS OF THE RESTATEMENT
The adjustments relate to the following (in thousands):

(a)	To reflect other adjustments and reclassifications.

(b)	Cumulative effect of prior period adjustments includes $7,603 related to the change to the sell-through revenue recognition method (deferred royalties — $4,215; deferred cost of products sold — $3,388). Current quarter adjustments include $118 related to the change to the sell-through revenue recognition method (deferred royalties — $98; deferred cost of products sold — $20); to correct prepaid clinical trial expense — $(352).

(c)	To correct accumulated amortization expense related to ONTAK acquired technology — $357.

(d)	To record the capitalization of the X-Ceptor Purchase Right in October 1999 — $3,990; to write-off the X-Ceptor Purchase Right in March 2003, which was previously recognized for the period from 1999 to June 2002 — $(3,990).

(e)	To correct clinical trial expense — cumulative effect of prior period adjustments — $918; current quarter adjustments — $(367).

(f)	Cumulative effect of prior period adjustments include $(1,089) related to the change to the sell-through revenue recognition method (product cost — $(1,491); royalties — $402); to correct accruals for bonus expense — $694, and property tax expense — $(316); to reclassify Seragen acquisition liability from other long-term liabilities — $2,700; reclassification of the Elan shares from accrued liabilities to additional paid-in capital — $(4,133). Current quarter adjustments include $(444) related to the change to the sell-through revenue recognition method (product cost — $(126); royalties — $(318)) ; reclassification of the Elan shares from accrued liabilities to additional paid-in capital — $4,133.

(g)	To reflect the change in the revenue recognition method from the sell-in method to the sell-through method.

(h)	To reclassify equipment lease obligations from long-term to current obligations.

(i)	To reflect the deferral of a portion of the sales of royalty rights to Royalty Pharma.

(j)	The cumulative effect of prior period adjustments reflects the effect of the adjustment to rent expense for annual rent increases amortized over the lease term on a straight line basis — $2,237; to reclassify the Seragen acquisition liability to accrued liabilities - $(2,700). Current quarter adjustment reflects the adjustment to rent expense for contractual annual rent increase recognized over the lease term on a straight line basis — $32.

(k)	In accordance with EITF D-98, to reclassify from equity the Company’s issuance of common stock to Pfizer — common stock — $(1); additional paid in capital $(14,594); Elan shares — common stock $(2); additional paid in capital $(19,998); reclassification of the Elan shares from accrued liabilities to additional paid-in capital — $4,133.

(l)	To reflect the repurchase and retirement of the Elan shares in February 2003 — $20,000 — common stock — $2; additional paid-in capital — $19,998; reclassification of the Elan shares from accrued liabilities to additional paid-in capital — $(4,133).

LIGAND PHARMACEUTICALS INCORPORATED
EFFECTS OF THE RESTATEMENT
CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31, 2003
	As
	Previously			As
	Reported	Adjustments		Restated

Product sales	$18,928	$(7,455	)(a)(b)	$11,473
Collaborative research and development and other revenues	4,195			4,195

Total revenues	23,123	(7,455)		15,668

Operating costs and expenses:
Cost of products sold	6,620	(418	)(c)	6,202
Research and development	16,640	(91	)(b)	16,549
Selling, general and administrative	12,426	(74	)(b)	12,352

Total operating costs and expenses	35,686	(583)		35,103

Loss from operations	(12,563)	(6,872)		(19,435)

Other income (expense):
Interest income	243			243
Interest expense	(2,682)	(26	)(b)	(2,708)
Other, net	(5,318)	(3,895	)(b)(d)(e)	(9,213)

Total other expense, net	(7,757)	(3,921)		(11,678)

Loss before income taxes	(20,320)	(10,793)		(31,113)

Income tax expense		(15	)(e)	(15)

Net loss	$(20,320)	$(10,808)		$(31,128)

Basic and diluted per share amounts:
Net loss	$(0.29)			$(0.44)

Weighted average number of common shares	70,238,438			70,238,438
     Refer to the explanation of adjustments on the next page.

EFFECTS OF THE RESTATEMENT
The adjustments relate to the following (in thousands):

(a)	To reflect the change in the revenue recognition method from the sell-in method to the sell-through method — net product sales — $(7,468).

(b)	To reflect other adjustments and reclassifications.

(c)	To reflect the effect of the sell-through revenue recognition method on cost of products sold and royalties — product cost — $(3); royalties — $(415).

(d)	To reflect the write off of the X-Ceptor Purchase Right in March 2003 — $3,990.

(e)	To reclassify income taxes related to international operations — $15.

LIGAND PHARMACEUTICALS INCORPORATED
EFFECTS OF THE RESTATEMENT
CONSOLIDATED BALANCE SHEET
(unaudited) (in thousands)

	June 30, 2003
		Cumulative
	As	Effect of		Current
	Previously	Prior Period		Quarter		As
	Reported	Adjustments		Adjustments		Restated

ASSETS
Current assets:
Cash and cash equivalents	$24,248					$24,248
Short-term investments	17,595					17,595
Accounts receivable, net	7,689	$260	(a)	$(221	) (a)	7,728
Inventories, net	4,806	132	(a)	93	(a)	5,031
Other current assets	2,635	7,385	(a)(b)	1,390	(a)(b)	11,410

Total current assets	56,973	7,777		1,262		66,012
Restricted investments	6,204					6,204
Property and equipment, net	8,843					8,843
Acquired technology and product rights, net	143,194	260	(a)(c)			143,454
Other assets	11,718					11,718

	$226,932	$8,037		$1,262		$236,231

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$10,819	$599	(a)(d)	$(185	)(a)	$11,233
Accrued liabilities	18,319	1,204	(a)(e)	(26	)(a)(e)	19,497
Current portion of deferred revenue, net	4,126	51,520	(f)	13,400	(f)	69,046
Current portion of equipment financing obligations	1,890	268	(g)	224	(g)	2,382

Total current liabilities	35,154	53,591		13,413		102,158
Long-term debt	155,250					155,250
Long-term portion of deferred revenue, net	2,430	581	(h)			3,011
Long-term portion of equipment financing obligations	3,403	(268	)(g)	(224	)(g)	2,911
Other long-term liabilities	3,638	(431	)(i)	32	(i)	3,239

Total liabilities	199,875	53,473		13,221		266,569

Common stock subject to conditional redemption		14,595	(j)			14,595

Stockholders’ equity (deficit):
Common stock	70	(1	)(j)			69
Additional paid-in capital	678,577	(14,490	)(a)(j)			664,087
Accumulated other comprehensive loss	(46)					(46)
Accumulated deficit	(650,633)	(45,540)		(11,959)		(708,132)

	27,968	(60,031)		(11,959)		(44,022)
Treasury stock	(911)					(911)

Total stockholders’ equity (deficit)	27,057	(60,031)		(11,959)		(44,933)

	$226,932	$8,037		$1,262		$236,231

Refer to the explanation of adjustments on the next page.

EFFECTS OF THE RESTATEMENT
The adjustments relate to the following (in thousands):

(a)	To reflect other adjustments and reclassifications.

(b)	Cumulative effect of prior period adjustments includes $7,721 related to the change to the sell-through revenue recognition method (deferred royalties — $4,313; deferred cost of products sold — $3,408); to correct prepaid clinical trial expense — $(290). Current quarter adjustments include $1,416 related to the change to the sell-through revenue recognition method (deferred royalties — $1,818; deferred cost of products sold — $(402)).

(c)	To correct accumulated amortization expense related to ONTAK acquired technology — $357.

(d)	To correct clinical trial expense — $551.

(e)	Cumulative effect of prior period adjustments includes $(1,533) related to the change to the sell-through revenue recognition method (product cost — $(1,617); royalties — $84); to correct accruals for bonus expense — $588, property tax expense — $(361), and legal, trademark and patent expense -$(240); to reclassify Seragen acquisition liability from long-term to current — $2,700. Current quarter adjustments includes $(105) related to the change to the sell-through revenue recognition method (product cost — $(565); royalties — $460).

(f)	To reflect the change in the revenue recognition method from the sell-in method to the sell-through method.

(g)	To reclassify equipment financing obligations from long-term to current obligations.

(h)	To reflect the deferral of a portion of the sales of royalty rights to Royalty Pharma.

(i)	The cumulative effect of prior period adjustments reflects the effect of the adjustment to rent expense for contractual annual rent increases recognized over the lease term on a straight line basis — $2,269; to reclassify the Seragen acquisition liability to accrued liabilities — $(2,700). Current quarter adjustment reflects the adjustment to rent expense for contractual annual rent increase recognized over the lease term on a straight line basis — $32.

(j)	To reclassify from equity the Company’s issuance of common stock subject to conditional redemption to Pfizer, in connection with the Pfizer settlement agreement in accordance with EITF D-98 — $(14,595) — common stock — $(1); additional paid in capital — $(14,594).

LIGAND PHARMACEUTICALS INCORPORATED
EFFECTS OF THE RESTATEMENT
CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30, 2003
	As
	Previously			As
	Reported	Adjustments		Restated

Product sales	$25,187	$(13,016	)(a)(b)	$12,171
Collaborative research and development and other revenues	3,939			3,939

Total revenues	29,126	(13,016)		16,110

Operating costs and expenses:
Cost of products sold	7,766	(921	)(c)	6,845
Research and development	16,859	(215	)(b)(d)(e)	16,644
Selling, general and administrative	13,571	(2	)(b)(d)	13,569

Total operating costs and expenses	38,196	(1,138)		37,058

Loss from operations	(9,070)	(11,878)		(20,948)

Other income (expense):
Interest income	140			140
Interest expense	(2,688)	(81	)(b)	(2,769)
Other, net	(379)	16	(f)	(363)

Total other expense, net	(2,927)	(65)		(2,992)

Loss before income taxes	(11,997)	(11,943)		(23,940)

Income tax expense		(16	)(f)	(16)

Net loss	$(11,997)	$(11,959)		$(23,956)

Basic and diluted per share amounts:
Net loss	$(0.17)			$(0.35)

Weighted average number of common shares	69,275,323			69,275,323
Refer to the explanation of adjustments on the next page.

EFFECTS OF THE RESTATEMENT
The adjustments relate to the following (in thousands):

(a)	To reflect the change in the revenue recognition method from the sell-in method to the sell-through method — net product sales — $(12,835).

(b)	To reflect other adjustments and reclassifications.

(c)	To reflect the effect of the sell-through revenue recognition method on cost of products sold and royalties — product cost — $437; royalties — $(1,358).

(d)	To reclassify $9 of expenses incurred for the technology transfer and validation effort related to the second source of supply for AVINZA from research and development expense to selling, general and administrative expense.

(e)	To correct clinical trial expense — $(331).

(f)	To reclassify income taxes related to international operations — $16.

LIGAND PHARMACEUTICALS INCORPORATED
EFFECTS OF THE RESTATEMENT
CONSOLIDATED BALANCE SHEET
(unaudited) (in thousands)

	September 30, 2003
		Cumulative
	As	Effect of		Current
	Previously	Prior Period		Quarter		As
	Reported	Adjustments		Adjustments		Restated

ASSETS
Current assets:
Cash and cash equivalents	$73,002					$73,002
Short-term investments	13,744					13,744
Accounts receivable, net	9,923	$39	(a)	$(42	)(a)	9,920
Inventories, net	6,005	225	(a)	(119	)(a)	6,111
Other current assets	3,188	8,775	(a)(b)	1,684	(a)(b)	13,647

Total current assets	105,862	9,039		1,523		116,424
Restricted investments	6,203					6,203
Property and equipment, net	9,072					9,072
Acquired technology and product rights, net	140,526	260	(a)(c)			140,786
Other assets	11,134					11,134

	$272,797	$9,299		$1,523		$283,619

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$17,261	$414	(a)(d)	$(141	)(a)	$17,534
Accrued liabilities	23,228	1,178	(a)(e)	(829	)(a)(e)	23,577
Current portion of deferred revenue, net	3,502	64,920	(f)	14,092	(f)	82,514
Current portion of equipment financing obligations	2,299	492	(g)	(492	)(g)	2,299

Total current liabilities	46,290	67,004		12,630		125,924
Long-term debt	155,250					155,250
Long-term portion of deferred revenue, net	2,352	581	(h)			2,933
Long-term portion of equipment financing obligations	2,682	(492	)(g)	492	(g)	2,682
Other long-term liabilities	3,627	(399	)(i)	27	(i)	3,255

Total liabilities	210,201	66,694		13,149		290,044

Common stock subject to conditional redemption		14,595	(j)			14,595

Stockholders’ equity (deficit):
Common stock	73	(1	)(j)			72
Additional paid-in capital	725,244	(14,490	)(a)(j)			710,754
Accumulated other comprehensive loss	(90)					(90)
Accumulated deficit	(661,720)	(57,499)		(11,626)		(730,845)

	63,507	(71,990)		(11,626)		(20,109)
Treasury stock	(911)					(911)

Total stockholders’ equity (deficit)	62,596	(71,990)		(11,626)		(21,020)

	$272,797	$9,299		$1,523		$283,619

Refer to the explanation of adjustments on the next page.

EFFECTS OF THE RESTATEMENT
The adjustments relate to the following (in thousands):

(a)	To reflect other adjustments and reclassifications.

(b)	Cumulative effect of prior period adjustments includes $9,137 related to the change to the sell-through revenue recognition method (deferred royalties — $6,131; deferred cost of products sold — $3,006); to correct prepaid clinical trial expense — $(234). Current quarter adjustments include $1,501 related to the change to the sell-through revenue recognition method (deferred royalties — $1,525; deferred cost of products sold — $(24)).

(c)	To correct accumulated amortization expense related to ONTAK acquired technology - $357.

(d)	To correct clinical trial expense — $276.

(e)	Cumulative effect of prior period adjustments includes $(1,638) related to the change to the sell-through revenue recognition method (product cost — $(2,182); royalties — $544); to correct accruals for bonus expense — $482, and property tax expense -$(340); to reclassify Seragen acquisition liability from long-term to current — $2,700. Current quarter adjustments include $(903) related to the change to the sell-through revenue recognition method (product cost — $(881); royalties — $(22)).

(f)	To reflect the change in the revenue recognition method from the sell-in method to the sell-through method.

(g)	To reclassify equipment financing obligations from long-term to current obligations.

(h)	To reflect the deferral of a portion of the sales of royalty rights to Royalty Pharma.

(i)	The cumulative effect of prior period adjustments reflects the effect of the adjustment to rent expense for contractual annual rent increases recognized over the lease term on a straight line basis — $2,301; to reclassify the Seragen acquisition liability to accrued liabilities — $(2,700). Current quarter adjustment reflects the adjustment to rent expense for contractual annual rent increase recognized over the lease term on a straight line basis — $27.

(j)	To reclassify from equity the Company’s issuance of common stock subject to conditional redemption to Pfizer, in connection with the Pfizer settlement agreement in accordance with EITF D-98 — $(14,595) — common stock — $(1), additional paid in capital — $(14,594).

LIGAND PHARMACEUTICALS INCORPORATED
EFFECTS OF THE RESTATEMENT
CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30, 2003
	As
	Previously			As
	Reported	Adjustments		Restated

Product sales	$28,123	$(13,363	)(a)(b)	$14,760
Sale of royalty rights, net		35	(c)	35
Collaborative research and development and other revenues	3,160			3,160

Total revenues	31,283	(13,328)		17,955

Operating costs and expenses:
Cost of products sold	8,565	(1,524	) (d)	7,041
Research and development	17,696	(261	) (b)(e)(f)	17,435
Selling, general and administrative	13,216	26	(b)(e)	13,242

Total operating costs and expenses	39,477	(1,759)		37,718

Loss from operations	(8,194)	(11,569)		(19,763)

Other income (expense):
Interest income	136			136
Interest expense	(2,653)	(170	) (b)	(2,823)
Other, net	(376)	122	(b)(g)	(254)

Total other expense, net	(2,893)	(48)		(2,941)

Loss before income taxes	(11,087)	(11,617)		(22,704)

Income tax expense		(9	) (g)	(9)

Net loss	$(11,087)	$(11,626)		$(22,713)

Basic and diluted per share amounts:
Net loss	$(0.16)			$(0.32)

Weighted average number of common shares	70,100,280			70,100,280
     Refer to the explanation of adjustments on the next page.

EFFECTS OF THE RESTATEMENT
The adjustments relate to the following (in thousands):

(a)	To reflect the change in the revenue recognition method from the sell-in method to the sell-through method – net product sales – $(13,376).

(b)	To reflect other adjustments and reclassifications.

(c)	To reflect the recognition of revenue previously deferred in regard to the sales of royalty rights to Royalty Pharma.

(d)	To reflect the effect of the sell-through revenue recognition method on cost of products sold and royalties – product cost – $23, royalties – $(1,547).

(e)	To reclassify $20 of expenses incurred for the technology transfer and validation effort related to the second source of supply for AVINZA from research and development expense to selling, general and administrative expense.

(f)	To correct clinical trial expense – $(281).

(g)	To reclassify income taxes related to international operations – $9.

LIGAND PHARMACEUTICALS INCORPORATED
EFFECTS OF THE RESTATEMENT
CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended December 31, 2003
	As
	Previously			As
	Reported	Adjustments		Restated

Product sales	$42,394	$(25,474	) (a)(b)	$16,920
Sale of royalty rights, net	12,500	(749	) (c)	11,751
Collaborative research and development and other revenues	2,714			2,714

Total revenues	57,608	(26,223)		31,385
Operating costs and expenses:
Cost of products sold	8,667	(2,198	) (d)	6,469
Research and development	16,484	(434	) (b)(e)	16,050
Selling, general and administrative	12,448	929	(b)(f)(g)	13,377
Co-promotion	9,360			9,360

Total operating costs and expenses	46,959	(1,703)		45,256

Income (loss) from operations	10,649	(24,520)		(13,871)
Other income (expense):
Interest income	264			264
Interest expense	(2,947)	105	(b)	(2,842)
Other, net	(19)	(185	) (b)(h)	(204)

Total other expense, net	(2,702)	(80)		(2,782)

Income (loss) before income taxes and cumulative effect of a change in accounting principle	7,947	(24,600)		(16,653)

Income tax expense	—	(16	) (h)	(16)

Income (loss) before cumulative effect of a change in accounting principle	7,947	(24,616)		(16,669)

Cumulative effect of changing method of accounting for variable interest entity	(2,005)			(2,005)

Net income (loss)	$5,942	$(24,616)		$(18,674)

Basic per share amounts:
Income (loss) before cumulative effect of a change in accounting principle	$0.11			$(0.23)
Cumulative effect of changing method of accounting for variable interest entity	(0.03)			(0.03)

Net income (loss)	$0.08			$(0.26)

Weighted average number of common shares for basic net income (loss) per share	73,098,427			73,098,427

Diluted per share amounts:
Income (loss) before cumulative effect of a change in accounting principle	$0.10			$(0.23)
Cumulative effect of changing method of accounting for variable interest entity	(0.02)			(0.03)

Net income (loss)	$0.08			$(0.26)

Weighted average number of common shares for diluted net income (loss) per share	99,684,427			73,098,427
     Refer to the explanation of adjustments on the next page.

EFFECTS OF THE RESTATEMENT
The adjustments relate to the following (in thousands):

(a)	To reflect the change in the revenue recognition method from the sell-in method to the sell-through method – net product sales – $(25,508).

(b)	To reflect other adjustments and reclassifications.

(c)	To reflect the deferral of a portion of the sales of royalty rights to Royalty Pharma.

(d)	To reflect the effect of the sell-through revenue recognition method on cost of products sold and royalties – product cost – $(608), royalties – $(1,590).

(e)	To reclassify $26 of expenses incurred for the technology transfer and validation effort related to the second source of supply for AVINZA from research and development expense to selling, general and administrative expense; to correct patent expense – $(233).

(f)	To reflect accrual of interest on Seragen acquisition liability – $739.

(g)	To reflect legal expense in the proper accounting period – $308.

(h)	To reclassify income taxes related to international operations – $16.

3. Significant Accounting Policies
Principles of Consolidation
     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.
Use of Estimates
     The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, including disclosure of contingent assets and contingent liabilities, at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. The Company’s critical accounting policies are those that are both most important to the Company’s financial condition and results of operations and require the most difficult, subjective or complex judgments on the part of management in their application, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Because of the uncertainty of factors surrounding the estimates or judgments used in the preparation of the consolidated financial statements, actual results may materially vary from these estimates.
Cash, Cash Equivalents and Short-term Investments
     Cash and cash equivalents consist of cash and highly liquid securities with maturities at the date of acquisition of three months or less. Non-restricted equity and debt security investments with a maturity of more than three months are considered short-term investments and have been classified by management as available-for-sale. Such investments are carried at fair value, with unrealized gains and losses included as a separate component of stockholders’ equity. The Company determines cost based on the specific identification method.
Restricted Investments
Restricted investments consist of the following (in thousands):

	December 31,
	2004	2003
Current:
U.S. government securities	$––	$9,204

Non-current:
Exelixis, Inc. common stock	$722	$—
Certificates of deposit	1,656	1,656

	$2,378	$1,656

     The U.S. government securities were required to be held with a trustee to pay semi-annual interest payments due in 2004 on the 6% Convertible Subordinated Notes issued in November 2002. These securities have been classified by management as held-to-maturity and are accounted for at amortized cost (See Note 10).
     The Exelixis, Inc. common stock, which was acquired in connection with Exelixis’ acquisition of Ligand’s X-Ceptor Therapeutics, Inc. common stock, is subject to certain trading restrictions and accordingly, has been classified as a restricted investment (see Note 16).
     The certificates of deposit are held with a financial institution as collateral under equipment financing and third-party service provider arrangements. These certificates have been classified by management as held-to-maturity and are accounted for at amortized cost (See Note 12).

Concentrations of Credit Risk
     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash equivalents, investments and accounts receivable.
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
     Trade accounts receivable represent the Company’s most significant credit risk. The Company extends credit on an uncollateralized basis primarily to wholesale drug distributors throughout the United States. Prior to entering into sales agreements with new customers, and on an ongoing basis for existing customers, the Company performs credit evaluations. To date, the Company has not experienced significant losses on customer accounts.
     As more fully discussed in Note 6, the Company sells certain of its accounts receivable under a non-recourse factoring arrangement with a finance company. The Company can transfer funds in any amount up to a specified percentage of the net amount due from the Company’s trade customers at the time of the sale to the finance company, with the remaining funds available upon collection or write-off of the trade receivable. As of December 31, 2004, the gross amount due from the finance company was $6.1 million, all of which had been collected as of January 31, 2005.
Inventories, net
     Inventories, net are stated at the lower of cost or market value. Cost is determined using the first-in-first-out method. Inventories, net consist of the following (in thousands):

	December 31,
	2004	2003
		(Restated)
Raw materials	$1,855	$314
Work-in-process	2,302	5,567
Finished goods	8,642	3,776
Less inventory reserves	(1,027)	(1,177)

	$11,772	$8,480

See Note 12, Commitments and Contingencies – Manufacturing and Supply Agreements.
Property and Equipment
     Property and equipment is stated at cost and consists of the following (in thousands):

	December 31,
	2004	2003
Land	$5,176	$5,124
Equipment, building, and leasehold improvements	59,568	56,563
Less accumulated depreciation and amortization	(41,097)	(38,186)

	$23,647	$23,501

     Depreciation of equipment and building is computed using the straight-line method over the estimated useful lives of the assets which range from three to thirty years. Assets acquired pursuant to capital lease arrangements and leasehold improvements are amortized using the straight-line method over their estimated useful lives or their related lease term, whichever is shorter.

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
     Ligand implemented FIN 46(R) effective December 31, 2003, and consolidated the entity from which it leased one of its two corporate headquarter buildings as of that date, as it determined that the entity was a VIE, as defined by FIN 46(R), and that the Company would absorb a majority of its expected losses, if any, as defined by FIN 46(R). Accordingly, Ligand consolidated assets, which consist of land, the building, and related tenant improvements, with a total carrying value of $13.6 million, net of accumulated depreciation. Additionally, the Company consolidated the entity’s debt of $12.5 million and non-controlling interest of $0.6 million. All such assets and liabilities are included in the accompanying consolidated balance sheet at December 31, 2003. The non-controlling interest is included in “Other long-term liabilities.” In connection with the implementation of FIN 46(R), the Company also recorded a $2.0 million charge ($0.03 per share) as a cumulative effect of the accounting change on December 31, 2003. Due to the structure of the operating agreement for the entity, the entity’s depreciation and interest expense were not allocated to the non-controlling interest. The entity’s creditors and holder of its beneficial interest only had recourse against the assets of the VIE, not the general credit of Ligand. See also Note 12, “Commitments and Contingencies,” for a discussion of all the Company’s leases. In April 2004, the Company exercised its right to acquire the portion of Nexus that it did not own. The acquisition resulted in Ligand’s assumption of the existing loan against the property and payment to Nexus’ other shareholder of approximately $0.6 million.
Acquired Technology and Product Rights
     In accordance with SFAS No. 142, Goodwill and Other Intangibles, the Company amortizes intangible assets with finite lives in a manner that reflects the pattern in which the economic benefits of the assets are consumed or otherwise used up. If that pattern cannot be reliably determined, the assets are amortized using the straight-line method.
     Acquired technology and product rights represent payments related to the Company’s acquisition of ONTAK (see Note 9) and license rights for AVINZA (see Note 7). Because the Company cannot reliably determine the pattern in which the economic benefits of the acquired technology and products rights are realized, acquired technology and product rights are amortized on a straight-line basis over 15 years, which approximated the remaining patent life at the time the assets were acquired and otherwise represents the period estimated to be benefited. Specifically, the Company is amortizing its ONTAK asset through June 2014 which is approximate to the expiration date of its U.S. patent of December 2014. The AVINZA asset is being amortized through November 2017, the expiration of its U.S. patent. Acquired technology and product rights consist of the following (in thousands):

	December 31,
	2004	2003
		(Restated)
AVINZA	$114,437	$114,437
Less accumulated amortization	(16,096)	(8,467)

	98,341	105,970

ONTAK	45,312	45,312
Less accumulated amortization	(16,210)	(13,165)

	29,102	32,147

	$127,443	$138,117

     Amortization of acquired technology and product rights for the years ended December 31, 2004, 2003 and 2002 was $10.7 million, $10.7 million and $3.9 million, respectively. Estimated annual amortization for these assets for each of the years in the period from 2005 to 2009 is $10.7 million and $73.9 million, thereafter.
Impairment of Long-Lived Assets
     The Company reviews long-lived assets for impairment annually or whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value for the Company’s long-lived assets is determined using the expected cash flows discounted at a rate commensurate with the risk involved.
     Based on its impairment assessment completed in the fourth quarter of 2004, the Company believes the future cash flows to be received from its long-lived assets will exceed the assets’ carrying value, and accordingly has not recognized any impairment losses through December 31, 2004. Ligand’s impairment assessment could be impacted by various factors including a more than insignificant disruption of supply, new competing products or technologies that could result in a significant decrease in the demand for or the pricing of its products, regulatory actions that require the Company to restrict or cease promotion of the products, a product recall to address regulatory issues, and/or patent claims by third parties.
Fair Value of Financial Instruments
     The carrying amount of cash, cash equivalents, short-term investments, accounts receivable, restricted investments, accounts payable and accrued liabilities at December 31, 2004 and 2003 are considered to be a reasonable estimate of their fair values due to the short-term nature of those instruments. As of December 31, 2004 and 2003, the carrying amount of equipment financing obligations represents a reasonable estimate of their fair value due to their interest rates approximating current market rates.
     The carrying value and estimated fair value of the Company’s long-term debt at December 31, 2004 and 2003 is as follows (in thousands):

	December 31, 2004		December 31, 2003
		Estimated		Estimated
	Carrying Value	Fair Value	Carrying Value	Fair Value
6% Convertible Subordinated Notes (Note 10)	$155,250	$308,948	$155,250	$387,931
Note payable to bank	12,159	12,808	12,453	13,261
     Estimated fair value amounts have been determined using available market information.
Revenue Recognition
     The Company generates revenue from product sales, collaborative research and development arrangements, and other activities such as distribution agreements, royalties, and sales of technology rights. Payments received under such arrangements may include non-refundable fees at the inception of the contract for technology rights under collaborative arrangements or product rights under distribution agreements, fully burdened funding for services performed during the research phase of collaborative arrangements, milestone payments for specific achievements designated in the collaborative or distribution agreements, royalties on sales of products resulting from collaborative arrangements, and payments for the supply of products under distribution agreements.
     The Company recognizes revenue in accordance with SAB 104 and SFAS 48. SAB 104 states that revenue should not be recognized until it is realized or realizable and earned. Revenue is realized or realizable and earned when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller’s price to the buyer is fixed and determinable; and (4) collectibility is reasonably assured. SFAS 48 states that revenue from sales transactions where the buyer has the right to return the product shall be recognized at the time of sale only if (1) the seller’s price to the buyer is substantially fixed or determinable at the date of sale, (2) the buyer has paid the seller, or the buyer is obligated to pay the seller and the obligation is not contingent on resale of the product, (3) the buyer’s obligation to the seller would not be changed in the event of theft or physical destruction or damage of the product, (4) the buyer acquiring the product for resale has economic substance apart from that provided by the seller, (5) the seller does not have significant obligations for future performance to directly bring about resale of the product by the buyer, and (6) the amount of future returns can be reasonably estimated.
Product sales
     The Company has determined that domestic shipments made to wholesalers for AVINZA, ONTAK, Targretin capsules and Targretin gel do not meet the revenue recognition criteria of SFAS 48 and SAB 104 at the time of shipment, and therefore such shipments are accounted for using the sell-through method. Under the sell-through method, the Company does not recognize revenue upon shipment of product to the wholesaler. For these product sales, the Company invoices the wholesaler, records deferred revenue at gross invoice sales price less estimated cash discounts and for ONTAK, end-customer returns, and classifies the inventory held by the wholesaler as “deferred cost of goods sold” within “other current assets.” At that point, the Company makes an estimate of units that may be returned and records a reserve for those units against the “deferred cost of goods sold” account. The Company recognizes revenue when such inventory is sold through (as defined hereafter), on a first-in first-out (FIFO) basis. Sell through for ONTAK, Targretin capsules and Targretin gel are considered to be at the point of out movement from the wholesaler to the wholesaler’s customer. Sell through for AVINZA is considered to be at the prescription level or at the point of patient consumption for channels with no prescription requirements.
     A summary of the revenue recognition policy used for each product and the expiration of the underlying patents for each product is as follows:

		Revenue Recognition	Patent
	Method	Event	Expiration
AVINZA	Sell-through	Prescriptions	November 2017
ONTAK	Sell-through	Wholesaler out-movement	December 2014
Targretin capsules	Sell-through	Wholesaler out-movement	October 2016
Targretin gel	Sell-through	Wholesaler out-movement	October 2016
Panretin	Sell-in	Shipment to wholesaler	August 2016
International	Sell-in	Shipment to international distributor	February 2011 through April 2013
     For the years ended December 31, 2004, 2003 and 2002, net product sales recognized under the sell-through method represented 96%, 94%, and 95%, respectively, and net product sales under the sell-in method represented 4%, 6%, and 5%, respectively.
     Additionally under the sell-through method, royalties paid based on unit shipments to wholesalers are deferred and recognized as royalty expense as those units are sold through and recognized as revenue. Royalties paid to technology partners are deferred as the Company has the right to offset royalties paid for product that are later returned against subsequent royalty obligations. Royalties for which the Company does not have the ability to offset (for example, at the end of the contracted royalty period) are expensed in the period the royalty obligation becomes due. During the fourth quarter of 2004, the Company recorded a charge to royalty expense in the amount of $3.0 million for deferred royalties at the end of the contracted period for which the Company did not have offset rights.
     The Company estimates sell-through based upon (1) analysis of third-party information, including information obtained from certain wholesalers with respect to their inventory levels and sell-through to customers, and third-party market research data, and (2) the Company’s internal product movement information. To assess the reasonableness of third-party demand (i.e. sell-through) information, the Company prepares separate demand reconciliations based on inventory in the distribution channel. Differences identified through these reconciliations outside an acceptable range will be recognized as an adjustment to the third-party reported demand in the period those differences are identified. This adjustment mechanism is designed to identify and correct for any material variances between reported and actual demand over time and other potential anomalies such as inventory shrinkage at wholesalers. The Company’s estimates are subject to the inherent limitations of estimates that rely on third-party data, as certain third-party information is itself in the form of estimates. The Company’s sales and revenue recognition under the sell-through method reflect the Company’s estimates of actual product sold through the channel.
     The Company uses information from external sources to estimate its gross product sales under the sell-through revenue recognition method and significant gross to net sales adjustments. Such estimates include product information with respect to prescriptions, wholesaler out-movement and inventory levels, and retail pharmacy stocking levels, and the Company’s own internal information. The Company receives information from IMS Health, a supplier of market research to the pharmaceutical industry, which it uses to estimate sell-through demand for its products and retail pharmacy inventory levels. The Company also receives wholesaler out-movement and inventory information from its wholesaler customers that is used to support and validate its demand-based, sell-through revenue recognition estimates. Additionally, the Company uses wholesaler provided out-movement information to estimate ONTAK sell-through revenue as this data is not available from IMS. The inventory information received from wholesalers is a product of their record-keeping process and their internal contacts surrounding such processes.
     The Company recognizes revenue for Panretin upon shipment to wholesalers as its wholesaler customers only stock minimal amounts of Panretin, if any. As such, wholesaler orders are considered to approximate end-customer demand for the product. Revenues from sales of Panretin are net of allowances for rebates, chargebacks and discounts. For international shipments of the Company’s product, revenue is recognized upon shipment to its third-party international distributors.
Sale of Royalty Rights
     Revenue from the sale of royalty rights represents the sale to third parties of rights for and exercise of options to acquire future royalties the Company may earn from the sale of products in development with its collaborative partners. If the Company has no continuing involvement in the research, development or marketing of these products, sales of royalty rights are recognized as revenue in the period the transaction is consummated or the options are exercised or expire. If the Company has significant continuing involvement in the research, development or marketing of the product, proceeds for the sale of royalty rights are accounted for as a financing in accordance with EITF 88-18: Sales of Future Royalties (See Note 11).
Collaborative Research and Development and Other Revenues
     Collaborative research and development and other revenues are recognized as services are performed consistent with the performance requirements of the contract. Non-refundable contract fees for which no further performance obligation exists and where the Company has no continuing involvement are recognized upon the earlier of when payment is received or collection is assured. Revenue from non-refundable contract fees where Ligand has continuing involvement through research and development collaborations or other contractual obligations is recognized ratably over the development period or the period for which Ligand continues to have a performance obligation. Revenue from performance milestones is recognized upon the achievement of the milestones as specified in the respective agreement. Payments received in advance of performance or delivery are recorded as deferred revenue and subsequently recognized over the period of performance or upon delivery.
     The composition of collaborative research and development and other revenues is as follows (in thousands):

	Year Ended December 31,
	2004	2003	2002
		(Restated)	(Restated)
Collaborative research and development	$7,843	$10,887	$18,268
Development milestones	3,681	2,807	5,060
Other	311	314	515

	$11,835	$14,008	$23,843

Net Product Sales
     The Company’s net product sales represent total product sales less allowances for rebates, chargebacks, discounts, and promotions and losses to be incurred on returns from wholesalers resulting from increases in the selling price of the Company’s products. In addition, the Company incurs certain distributor service agreement fees related to the management of its product by wholesalers. These fees have been recorded within net revenues. For ONTAK, the Company also has established reserves for returns from end customers (i.e. other than wholesalers) after sell-through revenue recognition has occurred.
     The composition of net product sales by product is as follows (in thousands):

	Year Ended December 31,
	2004	2003	2002
		(Restated)	(Restated)
AVINZA	$69,470	$16,482	$1,114
ONTAK	32,200	24,108	17,706
Targretin capsules	15,105	11,556	8,563
Other	3,560	3,178	2,943

	$120,335	$55,324	$30,326

Deferred Revenue, Net
     Under the sell-through revenue recognition method, the Company does not recognize revenue upon shipment of product to the wholesaler. For these shipments, the Company invoices the wholesaler, records deferred revenue at gross invoice sales price, and classifies the inventory held by the wholesaler (and subsequently held by retail pharmacies as in the case of AVINZA) as deferred cost of goods sold within “other current assets.” Deferred revenue is presented net of deferred cash and other discounts. Other deferred revenue reflects certain collaborative research and development payments and the sale of certain royalty rights.
     The composition of deferred revenue, net is as follows (in thousands):

	December 31,
	2004	2003
		(Restated)
Deferred product revenue	$153,632	$105,839
Other deferred revenue	5,574	6,228
Deferred discounts	(2,166)	(2,900)

Deferred revenue, net	$157,040	$109,167

Current, net	$152,528	$105,719

Long-term, net	$4,512	$3,448

Deferred product revenue, net (1)
Current	$151,466	$102,939

Long-term	$—	$—

Other deferred revenue
Current	$1,062	$2,780

Long-term	$4,512	$3,448

(1)	Deferred product revenue does not include other gross to net revenue adjustments made when the Company reports net product sales. Such adjustments include Medicaid rebates, managed health care rebates, and government chargebacks, which are included in accrued liabilities in the accompanying consolidated financial statements.

Allowance for Return Losses
     Product sales are net of adjustments for losses resulting from price increases the Company may experience on product returns from its wholesaler customers. The Company’s policy for returns allows customers, primarily wholesale distributors, to return its oncology products three months prior to and six months after expiration. For ONTAK, customers are generally allowed to return product in exchange for replacement ONTAK vials. The Company’s policy for returns of AVINZA allows customers to return the product six months prior to and six months after expiration. Upon an announced price increase, typically in the quarter prior to when a price increase becomes effective, the Company revalues its estimate of deferred product revenue to be returned to recognize the potential higher credit a wholesaler may take upon product return determined as the difference between the new price and the previous price used to value the allowance.
ONTAK End-Customer Returns
     Under the sell-through method of revenue recognition, the estimate of product returns from the wholesalers does not result in a gross to net sales adjustment since the shipment of product to the wholesalers does not result in revenue recognition. For ONTAK, revenue is recognized when product is shipped from wholesalers to end-customers, primarily hospitals and clinics that have the capability to administer the product to patients. These customers have the right to return expired product to the wholesaler who in turn can return the product to the Company. In accordance with SFAS 48, the Company records a return provision upon sell-through of ONTAK by establishing a reserve in an amount equal to the estimate of sales recorded but for which the related products are expected to be returned by the end customer. Estimates of the sales return accrual are based on historical experience.
Medicaid rebates
     The Company’s products are subject to state government-managed Medicaid programs whereby discounts and rebates are provided to participating state governments. Medicaid rebates are accounted for by establishing an accrual in an amount equal to the Company’s estimate of Medicaid rebate claims attributable to sales recognized in that period. The estimate of the Medicaid rebates accrual is determined primarily based on historical experience regarding Medicaid rebates, as well as current and historical prescription activity provided by external sources, current contract prices and any expected contract changes. The Company additionally considers any legal interpretations of the applicable laws related to Medicaid and qualifying federal and state government programs and any new information regarding changes in the Medicaid programs’ regulations and guidelines that would impact the amount of the rebates. The Company adjusts the accrual periodically throughout each period to reflect actual experience, expected changes in future prescription volumes and any changes in business circumstances or trends.
Government chargebacks
     The Company’s products are subject to certain programs with federal government entities and other parties whereby pricing on products is extended below wholesaler list price to participating entities. These entities purchase products through wholesalers at the lower vendor price, and the wholesalers charge the difference between their acquisition cost and the lower vendor price back to the Company. Chargebacks are accounted for by establishing an accrual in an amount equal to the estimate of chargeback claims. The Company determines estimates of the chargebacks primarily based on historical experience regarding chargebacks and current contract prices under the vendor programs. The Company considers vendor payments and claim processing time lags and adjusts the accrual periodically throughout each period to reflect actual experience and any changes in business circumstances or trends.
Managed health care rebates and other contract discounts
     The Company offers rebates and discounts to managed health care organizations and to other contract counterparties such as hospitals and group purchasing organizations in the U.S. Managed health care rebates and other contract discounts are accounted for by establishing an accrual in an amount equal to the estimate of managed health care rebates and other contract discounts. Estimates of the managed health care rebates and other contract discounts accruals are determined primarily based on historical experience regarding these rebates and discounts and current contract prices. The Company also considers the current and historical prescription activity provided by external sources, current contract prices and any expected contract changes and adjusts the accrual periodically throughout each period to reflect actual experience and any changes in business circumstances or trends.
Costs and Expenses
     Cost of products sold includes manufacturing costs, amortization of acquired technology and product rights, and royalty expenses associated with the Company’s commercial products. Research and development costs are expensed as incurred. Amounts paid for products or to buy-out product royalty obligations for which a new drug application has been filed with the FDA are capitalized. Research and development expenses were $65.2 million, $66.7 million and $59.1 million in 2004, 2003 and 2002, respectively, of which approximately 88%, 84% and 75% were sponsored by Ligand, and the remainder of which was funded pursuant to collaborative research and development arrangements.
Advertising Expenses
     Advertising expenses, including advertising incurred through the Company’s AVINZA co-promotion arrangement with Organon, are expensed as incurred.
Debt Issuance Costs
     The costs related to the issuance of debt are capitalized and amortized to interest expense using the effective interest method over the lives of the related debt.
Income Taxes
     The Company recognizes liabilities or assets for the deferred tax consequences of temporary differences between the tax bases of assets or liabilities and their reported amounts in the financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). These temporary differences will result in taxable or deductible amounts in future years when the reported amounts of the assets or liabilities are recovered or settled. SFAS 109 requires that a valuation allowance be established when management determines that it is more likely than not that all or a portion of a deferred tax asset will not be realized. The Company evaluates the realizability of its net deferred tax assets on a quarterly basis and valuation allowances are provided, as necessary. During this evaluation, the Company reviews its forecasts of income in conjunction with other positive and negative evidence surrounding the realizability of its deferred tax assets to determine if a valuation allowance is required. Adjustments to the valuation allowance will increase or decrease the Company’s income tax provision or benefit.
Loss Per Share
     Net loss per share is computed using the weighted average number of common shares outstanding. Basic and diluted net loss per share amounts are equivalent for the periods presented as the inclusion of potential common shares in the number of shares used for the diluted computation would be anti-dilutive. Potential common shares, the shares that would be issued upon the conversion of convertible notes and the exercise of outstanding warrants and stock options, were 32.4 million, 32.3 million and 31.9 million at December 31, 2004, 2003 and 2002, respectively.
Accounting for Stock-Based Compensation
     The Company accounts for stock-based compensation in accordance with Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation.
     Pro forma information regarding net loss and loss per share is required by SFAS No. 123, Accounting for Stock-based Compensation, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The estimated weighted average fair value at grant date for the options granted during 2004, 2003 and 2002 was $9.46, $6.41 and $7.92 per option, respectively. The fair value for these options was estimated at the dates of grant using the Black-Scholes option valuation model with the following weighted-average assumptions:

	2004	2003	2002
Risk free interest rates	3.61%	3.25%	2.80%
Dividend yields	—	—	—
Volatility	74%	74%	77%
Weighted average expected life	5 years	5 years	5 years
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
     In accordance with SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, the following table summarizes the Company’s results on a pro forma basis as if it had recorded compensation expense based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS No. 123, Accounting for Stock-Based Compensation, for 2004, 2003 and 2002 (in thousands, except for net loss per share information):

	Year Ended December 31,
	2004	2003	2002
		(Restated)	(Restated)
Net loss, as reported	$(45,141)	$(96,471)	$(52,257)
Stock-based employee compensation expense included in reported net loss	89	565	49
Less total stock-based compensation expense determined under fair value based method for all awards	(7,674)	(6,797)	(6,434)

Net loss pro forma	$(52,726)	$(102,703)	$(58,642)

Net loss per share, as reported	$(0.61)	$(1.36)	$(0.76)

Net loss per share pro forma	$(0.72)	$(1.45)	$(0.85)

     On January 31, 2005, Ligand accelerated the vesting of certain unvested and “out-of-the-money” stock options previously awarded to the executive officers and other employees under the Company’s 1992 and 2002 stock option plans which had an exercise price greater than $10.41, the closing price of the Company’s stock on that date. Options to purchase approximately 1.3 million shares of common stock (of which approximately 450,000 shares were subject to options held by the executive officers) were accelerated. Options held by non-employee directors were not accelerated.
     Holders of incentive stock options (“ISOs”) within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, were given the election to decline the acceleration of their options if such acceleration would have the effect of changing the status of such option for federal income tax purposes from an ISO to a non-qualified stock option. In addition, the executive officers plus other members of senior management agreed that they will not sell any shares acquired through the exercise of an accelerated option prior to the date on which the exercise would have been permitted under the option’s original vesting terms. This agreement does not apply to a) shares sold in order to pay applicable taxes resulting from the exercise of an accelerated option or b) upon the officer’s retirement or other termination of employment.
     The purpose of the acceleration was to eliminate any future compensation expense the Company would have otherwise recognized in its income statement with respect to these options upon the implementation of the Financial Accounting Standard Board (FASB) statement “Share-Based Payment” (FAS 123R).

Comprehensive (Loss) Income
     Comprehensive loss represents net loss adjusted for the change during the periods presented in unrealized gains and losses on available-for-sale securities less reclassification adjustments for realized gains or losses included in net loss, as well as foreign currency translation adjustments. The accumulated unrealized gains or losses and cumulative foreign currency translation adjustments are reported as accumulated other comprehensive income (loss) as a separate component of stockholders’ equity (deficit).
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
Guarantees and Indemnifications.
     The Company accounts for and discloses guarantees in accordance with FASB Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FIN 34. The following is a summary of the Company’s agreements that the Company has determined are within the scope of FIN 45:
     Under its bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer’s or director’s serving in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has a directors and officers liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of December 31, 2004 and 2003.
     The Company may enter into indemnification provisions under its agreements with other companies in its ordinary course of business, typically with business partners, suppliers, contractors, customers and landlords. Under these provisions the Company generally indemnifies and holds harmless the indemnified party for direct losses suffered or incurred by the indemnified party as a result of the Company’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2004 and 2003.

4. Investments
     The following table summarizes the various investment categories at December 31, 2004 and 2003 (in thousands):

		Gross	Gross	Estimated
		unrealized	unrealized	fair
	Cost	gains	losses	value
December 31, 2004
U.S. government securities	$12,463	$—	$(29)	$12,434
Corporate obligations	4,234	1	(11)	4,224

	16,697	1	(40)	16,658
Certificates of deposit — restricted	1,656	—	—	1,656

Total debt securities	18,353	1	(40)	18,314
Equity securities	3,186	338	—	3,524
Equity securities — restricted	722	—	—	722

	$22,261	$339	$(40)	$22,560

December 31, 2003
U.S. government securities	$14,265	$8	$(1)	$14,272
Corporate obligations	16,518	11	(1)	16,528

	30,783	19	(2)	30,800
U.S. government securities — restricted	9,204	—	—	9,204
Certificates of deposit — restricted	1,656	—	—	1,656

	$41,643	$19	$(2)	$41,660

     There were no material realized gains or losses on sales of available-for-sale securities for the years ended December 31, 2004, 2003 and 2002.
     The amortized cost and estimated fair value of debt security investments at December 31, 2004, by contractual maturity, are shown below (in thousands). Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	December 31, 2004
		Estimated
	Cost	fair value
Due in one year or less	$10,439	$10,418
Due after one year through three years	7,914	7,896

	$18,353	$18,314

5. Other Balance Sheet Details
     Accounts receivable consist of the following (in thousands):

	December 31,
	2004	2003
		(Restated)
Trade accounts receivable	$25,860	$5,809
Due from finance company	6,084	14,034
Less discounts and allowances	(1,097)	(942)

	$30,847	$18,901

     Other current assets consist of the following (in thousands):

	December 31,
	2004	2003
		(Restated)
Deferred royalty cost	$9,363	$9,680
Deferred cost of products sold	4,784	3,590
Prepaid insurance	1,024	1,036
Prepaid other	2,102	1,278
Other	440	777

	$17,713	$16,361

     Other assets consist of the following (in thousands):

	December 31,
	2004	2003
		(Restated)
Prepaid royalty buyout, net	$2,584	$2,856
Debt issue costs, net	3,231	4,205
Investments	—	203
Other	359	732

	$6,174	$7,996

     Accrued liabilities consist of the following (in thousands):

	December 31,
	2004	2003
		(Restated)
Allowances for loss on returns, rebates, chargebacks, other discounts, ONTAK end-customer and Panretin product returns	$16,151	$9,196
Co-promotion	7,845	8,899
Distribution services	3,693	—
Compensation	4,324	4,129
Royalties	5,134	4,297
Seragen purchase liability	2,838	3,439
Interest	1,164	1,164
Other	2,759	1,543

	$43,908	$32,667

     The following summarizes the activity in the accrued liability accounts related to allowances for loss on returns, rebates, chargebacks, other discounts, ONTAK end-customer and Panretin returns (in thousands):

	Year Ended December 31,
	2004	2003	2002
		(Restated)	(Restated)
Balance — beginning of year	$9,196	$3,952	$3,190

Provision for ONTAK end-customer and Panretin returns	3,015	1,547	2,886
Returns	(2,492)	(1,308)	(2,986)

Net change — ONTAK end-customer and Panretin returns	523	239	(100)

Provision for losses on returns due to changes in prices	5,018	4,229	2,265
Charges	(3,025)	(856)	(1,802)

Net change — losses on returns	1,993	3,373	463

Provision for Medicaid rebates	14,430	2,724	511
Payments	(11,074)	(1,239)	(445)

Net change — Medicaid rebates	3,356	1,485	66

Provision for chargebacks	3,962	2,184	936
Payments	(3,684)	(2,123)	(958)

Net change — chargebacks	278	61	(22)

Provision for managed care rebates and other contract discounts	5,773	852	34
Payments	(4,455)	(457)	(3)

Net change — managed care rebates and other contract discounts	1,318	395	31

Provision for other discounts	6,495	9,035	2,091
Payments	(7,008)	(9,344)	(1,767)

Net change — other discounts	(513)	(309)	324

Balance — end of year	$16,151	$9,196	$3,952

6. Accounts Receivable Factoring Arrangement
     During 2003, the Company entered into a one-year accounts receivable factoring arrangement under which eligible accounts receivable are sold without recourse to a finance company. The agreement was renewed for a one-year period in the second quarter of 2004 and again in the second quarter of 2005 through December 2007. Commissions on factored receivables are paid to the finance company based on the gross receivables sold, subject to a minimum annual commission. Additionally, the Company pays interest on the net outstanding balance of the uncollected factored accounts receivable at an interest rate equal to the JPMorgan Chase Bank prime rate. The Company continues to service the factored receivables. The servicing expenses for 2004 and 2003 and the servicing liability at December 31, 2004 and 2003 were not material. There were no material gains or losses on the sale of such receivables. The Company accounts for the sale of receivables under this arrangement in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.
     The agreement requires the Company to provide its consolidated financial statements to the finance company within 120 days after year-end. Because the Company was unable to complete its restated consolidated financial statements within 120 days, it was in default of this requirement. A waiver of this financial reporting covenant has been granted through December 31, 2005.
     As of December 31, 2004 and 2003, the Company had received cash of $17.2 million and $27.5 million, respectively, under the factoring arrangement for the sale of trade receivables that were outstanding as of that date. The gross amount due from the finance company at December 31, 2004 and 2003 was $6.1 million and $14.0 million, respectively.
7. Strategic Alliance with Elan Corporation
     The Company and Elan Corporation, plc (“Elan”) have been parties to a number of agreements that provided financing to the Company and a license to Elan’s product AVINZA. Significant provisions are as follows:
Financing Arrangement
     From 1998 through 2000, the Company issued Elan through a series of separate transactions, $110.0 million in zero coupon convertible senior notes (the “Notes”). Through 2001, Elan had subsequently converted $40.0 million of the Notes into shares of the Company’s common stock. In December 2001, Elan agreed to convert $50.0 million of the Notes plus accrued interest of $11.8 million into 4,406,010 shares of Ligand common stock. The conversion occurred in February 2002 subsequent to regulatory approval.
     In March 2002, Elan agreed to convert the remaining Notes totaling $20.0 million of zero coupon convertible senior notes and $4.7 million of accrued interest into 1,766,916 shares of Ligand common stock. In connection with the conversion, Ligand provided Elan with a $2.0 million conversion incentive through the issuance of 102,151 shares of common stock. The cost of the conversion incentive is recorded as debt conversion expense in the accompanying consolidated statement of operations.
     The financing arrangement with Elan contained certain rights of first refusal upon the subsequent issuance of securities. In accordance with such rights and as a result of other equity issuances by the Company, the Company granted 91,406 warrants to Elan in 1999. Elan subsequently exercised the warrants in connection with the March 2002 conversion of the Notes.
License and Supply Agreement
     In 1998, Elan also agreed to exclusively license and supply to the Company in the United States and Canada its proprietary product AVINZA, a form of morphine for chronic, moderate-to-severe pain. In November 2002, the Company and Elan agreed to amend the terms of the AVINZA license and supply agreement. Under the terms of the amendment, Ligand paid Elan $100.0 million in return for a reduction in Elan’s product supply price on sales of AVINZA by Ligand, rights to sublicense and obtain a co-promotion partner in its territories, and rights to qualify and purchase AVINZA from a second manufacturing source. Elan’s adjusted royalty and supply price of AVINZA is approximately 10% of the product’s net sales, compared to approximately 30-35% in the prior agreement. Ligand committed to annually purchase a minimum of 40 batches of AVINZA from Elan through 2005, estimated at approximately $9.2 million per year. In addition, Elan agreed to forego its option to co-promote AVINZA in the United States and Canada. The amount paid to Elan and related transaction costs were capitalized as acquired product rights.
     The total amount paid to Elan for AVINZA purchases and royalties in 2004 and 2003 was $15.4 and $6.3 million, respectively. The purchases in 2003 represent 20 batches of product. Elan was unable to obtain a sufficient quota of morphine from the Drug Enforcement Agency and was therefore only able to supply Ligand with 20 batches prior to December 31, 2003. The remaining batches were subsequently shipped to Ligand in 2004. Ligand met its minimum purchase commitment for 2004.
Repurchase of Elan Shares
     In connection with the November 2002 restructuring of the AVINZA license agreement, the Company also agreed to repurchase approximately 2.2 million Ligand common shares held by an affiliate of Elan for $9.00 a share. The difference between the $9.00 per share purchase price and the public price of the shares ($7.14 per share) at the time the agreement was signed, approximately $4.1 million, was treated as an additional component of the price paid for the reduced AVINZA royalty rate under the restructured license and supply agreement and, accordingly, is capitalized as acquired technology and product rights. The shares were purchased and retired in February 2003. In accordance with Emerging Issue Task Force Topic D-98, “Classification and Measurement of Redeemable Securities” (EITF D-98), the Elan shares with a carrying value totaling $20.0 million were reclassified in November 2002 to “common stock subject to conditional redemption/repurchase,” since the Company was obligated as of that date to repurchase the shares.
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
Distribution Agreement
     In February 2001, the Company and Elan entered into a distribution agreement providing for the distribution of certain of the Company’s products in various European and other international territories for a term of ten years. In 2001, the Company received a $1.5 million up-front fee at contract inception, which is deferred and amortized over the life of the distribution agreement, and $4.5 million in milestone payments upon the subsequent submission of European Union (“EU”) applications for MAA and grants of MAAs for certain of the products subject to the distribution agreement. The Company may receive additional payments as products are submitted and approved in the territories. In February 2004, Elan and Medeus Pharma Limited (now “Zeneus”) announced that Medeus had acquired Elan’s European sales and marketing business, and that the acquisition included the marketing and distribution rights to certain of the Company’s products in Europe.
8. AVINZA Co-Promotion
     In February 2003, Ligand and Organon Pharmaceuticals USA Inc. (“Organon”) announced that they had entered into an agreement for the co-promotion of AVINZA. Under the terms of the agreement, Organon committed to a specified minimum number of primary and secondary product calls delivered to certain high prescribing physicians and hospitals beginning in March 2003. Organon’s compensation is structured as a percentage of net sales based on Ligand’s standard accounting principles and generally accepted accounting principles (GAAP), which pays Organon for their efforts and also provides Organon an economic incentive for performance and results. In exchange, Ligand pays Organon a percentage of AVINZA net sales based on the following schedule:

% of Incremental Net Sales
Annual Net Sales of AVINZA	Paid to Organon by Ligand
$0-35 million (2003 only)	0% (2003 only)
$0-150 million	30%
$150-300 million	40%
$300-425 million	50%
> $425 million	45%
     Through the announcement of the restatement, Ligand calculated and paid Organon’s compensation according to its prior application of GAAP and its prior standard accounting principles. The restatement corrects the recognition of revenue for transactions involving AVINZA that did not satisfy all of the conditions for revenue recognition contained in SFAS 48 and SAB 104. Shipments made to wholesalers for AVINZA did not meet the revenue recognition criteria under GAAP and such transactions were restated using the sell-through method as opposed to the sell-in method previously used.
     Under the sell-through method used in the restatement and to be used on a going-forward basis, Ligand does not recognize revenue upon shipment of AVINZA to the wholesaler. As a result, Ligand believes it has overpaid Organon under the terms of the agreement by approximately $18.6 million through December 31, 2004. Ligand has notified Organon regarding the overpayment and its intention to apply such overpayment to future amounts due under the co-promotion agreement calculated under GAAP and its standard accounting principles. Organon has expressed its disagreement with this position and Ligand is currently in discussions with Organon. While the discussions continue, the payments made and under discussion are currently reflected in Ligand’s 2004 and 2003 consolidated financial statements as “co-promotion expense,” $9.2 million in 2004 and $9.4 million in 2003, respectively. Therefore, the consolidated financial statements included herein do not recognize the overpayment pending resolution of the matter. Until this matter is resolved, Ligand will continue to account for co-promotion expense based on net sales determined using the sell-in method.
     Additionally, Ligand and Organon agreed to equally share all costs for AVINZA advertising and promotion, medical affairs and clinical trials. Each company is responsible for its own sales force costs and other expenses. The initial term of the co-promotion agreement is ten years. Organon has the option any time prior to the end of year five to extend the agreement to 2017 by making a $75.0 million payment to Ligand. Either party may terminate the agreement in the event that net sales of AVINZA during 2007 are less than a specified level. Further, either party may terminate the agreement upon material breach of the other party, including a failure of the other party to meet at least 95% of its minimum sales calls obligations, or to use its commercially reasonable efforts to market and promote AVINZA in accordance with the mutually agreed marketing plan, which includes the number, targeting and frequency of sales calls. For 2003, the Company was required to pay Organon 30% of net AVINZA sales in excess of $35.0 million. Co-promotion expense for 2004 and 2003 was $30.1 million and $9.4 million, respectively.
9. Seragen
     In 1998, the Company completed a merger with Seragen. Under the terms of the merger agreement, Ligand paid merger consideration of $31.7 million at closing and $34.1 million in 1999 subsequent to final FDA approval of ONTAK. Pending resolution of final contingencies and in accordance with the terms of the merger agreement, the Company has withheld $2.1 million and $2.8 million as of December 31, 2004 and 2003, respectively (recorded in accrued liabilities), from payments made to certain Seragen stakeholders (See Note 12).
     In connection with the Seragen merger, the Company acquired substantially all the assets of Marathon Biopharmaceuticals, LLC (“Marathon”), which provided manufacturing services to Seragen. In 2000, Ligand sold the contract manufacturing assets of Marathon and in connection with the sale, entered into a three-year supply and development agreement with the acquirer for the manufacture of ONTAK. Purchases under the agreement amounted to $3.0 million, $4.6 million and $1.8 million in 2004, 2003 and 2002, respectively. In 2003, the Company entered into a new five-year agreement with Cambrex Bio Science Hopkinton, Inc., the successor of Marathon, for the continued manufacturing of ONTAK.

10. Long-term Debt
     Long-term debt consists of the following (in thousands):

	December 31,
	2004	2003
6% Convertible Subordinated Notes	$155,250	$155,250
Note payable to bank	12,159	12,453

	167,409	167,703
Less current portion	(320)	(295)

Long-term debt	$167,089	$167,408

6% Convertible Subordinated Notes
     In November 2002, the Company completed a private offering of 6% Convertible Subordinated Notes in the aggregate principal amount of $155.3 million, receiving net proceeds of $150.1 million. The notes pay interest semi-annually at a rate of 6% and mature on November 16, 2007. Holders may convert the notes into shares of common stock at any time prior to maturity at a conversion rate of 161.9905 shares per $1,000 principal amount of notes. Total shares of common stock that would be issued if all notes were converted is 25,149,025. Of the net proceeds, $18.0 million was invested in U.S. government securities and placed with a trustee to pay the first four scheduled interest payments. These first four interest payments were made in 2003 and 2004 for $9.1 million and $9.3 million, respectively. On or after November 22, 2005, the Company has the option to redeem the notes, in whole or in part, at specified redemption prices ranging from 102.4% to 101.2% of the outstanding principal amount plus accrued and unpaid interest. Upon a change in control, holders of the notes can require the Company to repurchase the notes. The Company paid approximately $5.2 million in debt issuance costs that are being amortized using the interest method.
Note Payable to Bank
     In December 2003, Ligand implemented the provisions of FIN 46(R), Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 (see Note 2, “Significant Accounting Policies – Cumulative Effect of Accounting Change”). In connection with the implementation of FIN 46(R), the Company consolidated the entity, Nexus, from which it leased one of its corporate headquarter buildings, including assets of $13.6 million and a note payable to bank (the “Note”) of $12.5 million. Ligand subsequently acquired the portion of Nexus it did not previously own in April 2004. As of December 31, 2004, the Note has a net book value of $12.2 million. The Note carries an interest rate of 7.15% and requires periodic principal and interest payments through July 2008. The Note is secured by a lien on the subject building (including the land and tenant improvements associated with that building). Payments due on the Note during each of the years subsequent to December 31, 2004, through maturity, are $0.3 million for 2005, $0.3 million for 2006, $0.4 million for 2007, and $11.1 million for 2008.
Convertible Subordinated Debentures
     In June 2002, the Company redeemed $50.0 million in face value of 7.5% convertible subordinated debentures due January 2003. The remaining $1.6 million of accretion to face value at the time of redemption was charged to interest expense. Amortization of debt discount for 2002, using the interest method, was $1.1 million.
11. Royalty Agreements
     The Company has royalty obligations under various technology license agreements. During 2004, royalties to individual licensors were accrued ranging from 0.5% to 20.0% of net sales. Royalty expense for the years ended December 31, 2004, 2003 and 2002 was $15.5 million, $8.2 million and $5.6 million, respectively.

Sale of Royalty Rights
     Revenue from the sale of royalty rights represents the sale to third parties of rights and options to acquire future royalties we may earn from the sale of products in development with our collaborative partners. If we have no continuing involvement in the research or development of these products, sales of royalty rights are recognized as revenue in the period the transaction is consummated or the options are exercised or expire.
     In March 2002, we entered into an agreement with Royalty Pharma AG (“Royalty Pharma”) to sell a portion of our rights to future royalties from the net sales of three selective estrogen receptor modulator (SERM) products now in late stage development with two of our collaborative partners, Pfizer and Wyeth. The agreement provided for the initial sale of rights to 0.25% of such product net sales for $6.0 million and options to acquire up to an additional 1.00% of net sales for $50.0 million. Of the initial $6.0 million sale of rights, $0.2 million was attributed to the fair market value of the options and recorded as deferred revenue. The deferred revenue was recognized upon exercise or expiration of the options.
     In July and December of 2002, the agreement was amended to replace the existing options with new options providing for the rights to acquire an additional 1.3125% of net sales for $63.8 million. Royalty Pharma exercised each of the three available 2002 options, as amended, acquiring rights to 0.4375% of net sales for $12.3 million. The fair value estimated for the amended options, $0.2 million, was recorded as deferred revenue.
     In October 2003, the existing royalty agreement was amended and Royalty Pharma exercised an option for $12.5 million in exchange for 0.7% of potential future sales of the three SERM products for 10 years. Under the revised agreement, Royalty Pharma had three additional options to purchase up to 1.3% of such product net sales for $39.0 million.
     In November 2004, Royalty Pharma agreed to purchase an additional 1.625% royalty on future sales of the SERM products for $32.5 million and cancel its remaining two options. Payments from the royalty purchase are non-refundable.
     Under the underlying royalty agreements, both Pfizer and Wyeth have the right to offset a portion of any future royalty payments owed to the Company to the extent of previous milestone payments. Accordingly, the Company deferred a portion of the revenue associated with each tranche of royalty right sold, including rights acquired upon the exercise-of-options, equal to the pro-rata share of the potential royalty offset. Such amounts associated with the offset rights against future royalty payments will be recognized as revenue upon receipt of future royalties from the respective partners.
     Sale of royalty rights recognized in 2004, 2003 and 2002 amounted to $31.3 million, $11.8 million, and $17.6 million, respectively, net of the deferral of offset rights of $1.4 million, $0.6 million and $0.6 million, respectively, and the recognition in 2004 and 2003 of $0.2 million and $0.1 million, respectively, of option value deferred in previous periods.
Sale of Interest in Targretin Capsules Net Sales
     In December 2002, Ligand entered into an agreement to sell Royalty Pharma a 1% interest in net sales of Targretin capsules for $1.0 million starting in January 2003. The $1.0 million is being accounted for as a financing arrangement in accordance with Emerging Issues Task Force (“EITF”) Issue No. 88-18, Sales of Future Revenues, due to the Company’s continuing involvement with Targretin capsules.
Buy Out of Salk Royalty Obligation
     In March 2004, the Company paid The Salk Institute (“Salk”) $1.1 million in connection with the Company’s exercise of an option to buy out milestone payments, other payment-sharing obligations and royalty payments due on future sales of lasofoxifene, a product under development by Pfizer. This payment was recognized as a development expense for the year ended December 31, 2004 because Pfizer had not yet filed its NDA at the time of the Company’s exercise.

Restructuring of ONTAK Royalty
     In November 2004, Ligand and Eli Lilly and Company (Lilly) agreed to amend their ONTAK royalty agreement to add options in 2005 that if exercised would restructure Ligand’s royalty obligations on net sales of ONTAK. Under the revised agreement, Ligand and Lilly each obtained two options. Ligand’s options, exercisable in January 2005 and April 2005, provide for the buy down of a portion of the Company’s ONTAK royalty obligation on net sales in the United States for total consideration of $33.0 million. Lilly also had two options exercisable in July 2005 and October 2005 to trigger the same royalty buy-downs for total consideration of up to $37.0 million dependent on whether Ligand has exercised one or both of its options.
     Ligand’s first option, providing for a one-time payment of $20.0 million to Lilly in exchange for the elimination of Ligand’s ONTAK royalty obligations in 2005 and a reduced reverse-tiered royalty scale on ONTAK sales in the U.S. thereafter, was exercised in January 2005. The second option which provides for a one-time payment of $13.0 million to Lilly in exchange for the elimination of royalties on ONTAK net sales in the U.S. in 2006 and a reduced reverse-tiered royalty thereafter was exercised in April 2005. Additionally, beginning in 2007 and throughout the remaining ONTAK patent life (2014), Ligand will pay no royalties to Lilly on U.S. sales up to $38.0 million. Thereafter, Ligand would pay royalties to Lilly at a rate of 20% on net U.S. sales between $38.0 million and $50.0 million; at a rate of 15% on net U.S. sales between $50.0 million and $72.0 million; and at a rate of 10% on net U.S. sales in excess of $72.0 million. The option payments totaling $33.0 million will be capitalized and amortized over the remaining ONTAK patent life of approximately 10 years, which represents the period estimated to be benefited, using the greater of the straight-line method or the expense determined based on the tiered royalty schedule set forth above. In accordance with SFAS No. 142, Goodwill and Other Intangibles, the Company amortizes intangible assets with finite lives in a manner that reflects the pattern in which the economic benefits of the assets are consumed or otherwise used up. If that pattern cannot be reliably determined, the assets are amortized using the straight-line method.
12. Commitments and Contingencies
Equipment Financing
     The Company has entered into capital lease and equipment note payable agreements that require monthly payments through December 2008 including interest ranging from 4.73% to 10.66%. The carrying value of equipment under these agreements at December 31, 2004 and 2003 was $9.5 million and $6.5 million, respectively. At December 31, 2004 and 2003, related accumulated amortization was $4.3 million and $3.3 million, respectively. The underlying equipment is used as collateral under the equipment notes payable.
     Certain of the equipment financing agreements contain provisions that require the Company to fund standby letters of credit equal to the balance financed under the arrangement in the event unrestricted cash levels fall below specified amounts.
Property Leases
     As of December 31, 2003, the Company leased one of its corporate office buildings from Nexus Equity VI LLC (“Nexus”), a limited liability company in which Ligand held a 1% ownership interest. No Ligand officer or employee had any financial interest with regard to this lease arrangement or with Nexus. The lease agreement provided for increases in annual rent of 4% and terminated in 2014. In addition, Ligand had the option to either purchase the portion of Nexus that it did not own, purchase the property from the lessor at a purchase price equal to the outstanding debt on the property plus a calculated return on the investment made by Nexus’ other shareholder, sell the property to a third party, or renew the lease arrangement.
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

     Under FIN 46(R), Ligand determined that Nexus qualified as a VIE, and that Ligand was the primary beneficiary of the VIE, as the Company would absorb the majority of the entity’s expected losses, if any, as defined by FIN 46(R). In accordance with FIN 46(R), the Company consolidated Nexus as of December 31, 2003. See Note 3, “Significant Accounting Policies – Cumulative Effect of Accounting Change” section for information on the impact of the Company’s adoption of FIN 46(R).
     The maximum exposure to loss on the synthetic lease was indemnification for various losses, costs and expenses incurred by Nexus as a result of Ligand’s use of the premises or the environmental condition of the property to the extent it exceeded the limit of insurance held by the Company. Any such additional losses, costs or expenses were contingent upon the existence of certain conditions and were not quantifiable as of December 31, 2003.
     In April 2004, the Company exercised its right to acquire the portion of Nexus that it did not own. The acquisition resulted in Ligand’s assumption of the existing loan against the property and payment to Nexus’ other shareholder of approximately $0.6 million.
     The Company leases its other office and research facilities under operating lease arrangements with varying terms through July 2015. The agreements provide for increases in annual rents based on changes in the Consumer Price Index or fixed percentage increases ranging from 3% to 7%. The Company recognizes rent expense on a straight-line basis. Deferred rent at December 31, 2004 and 2003 was $2.4 million and $2.3 million, respectively.
     Total rent expense under all office leases for 2004, 2003 and 2002 was $1.9 million, $3.5 million and $3.4 million, respectively.
     At December 31, 2004 annual minimum payments due under the Company’s office, equipment and vehicle lease obligations are as follows (in thousands):

	Obligations under
	capital leases and
	equipment notes payable	Operating leases
2005	$2,980	$2,939
2006	2,176	2,397
2007	1,508	1,780
2008	701	1,833
2009	—	1,888
Thereafter	—	11,627

Total minimum lease payments	7,365	$22,464

Less amounts representing interest	(758)

Present value of minimum lease payments	6,607
Less current portion	(2,604)

	$4,003

Product Liability
     The Company’s business exposes it to potential product liability risks. The Company’s products also may need to be recalled to address regulatory issues. A successful product liability claim or series of claims brought against the Company could result in payment of significant amounts of money and divert management’s attention from running the business. Some of the compounds the Company is investigating may be harmful to humans. For example, retinoids as a class are known to contain compounds which can cause birth defects. The Company may not be able to maintain insurance on acceptable terms, or the insurance may not provide adequate protection in the case of a product liability claim. To the extent that product liability insurance, if available, does not cover potential claims, the Company would be required to self-insure the risks associated with such claims. The Company believes that it carries reasonably adequate insurance for product liability claims.

Distribution Service Agreements
     In 2004, the Company entered into one-year fee-for-service agreements (or distribution service agreements) for each of its products, with the majority of its wholesaler customers. These agreements were subsequently renewed in 2005 for an additional one-year period. In exchange for a set fee, the wholesalers agreed to provide the Company with certain information regarding product stocking and out-movement; agreed to maintain inventory quantities within specified minimum and maximum levels; inventory handling, stocking and management services; and certain other services surrounding the administration of returns and chargebacks. The amount of minimum payments due under the distribution service agreements for 2005, including agreements that were subsequently renewed, is approximately $11.9 million.
     For the years ended December 31, 2004, 2003, and 2002 shipments to three wholesale distributors each accounted for more than 10% of total shipments and in the aggregate 77%, 82%, and 92% of total shipments, respectively.
Employment Agreements
     The Company has employment agreements with its Chief Executive Officer, Chief Scientific Officer and Chief Financial Officer which include severance provisions and change in control severance arrangements with each of its executive officers except its Chief Executive Officer, David E. Robinson. Mr. Robinson’s agreement automatically renews every three years unless terminated and provides for minimum salary, as adjusted, and incentive bonuses paid upon attainment of specified management goals and severance provisions in the event of termination under specified conditions, including change of control. The change in control severance agreements provide for severance payments in the event that employment is involuntarily terminated in connection with a change in control of the Company.
Consultant Agreements
     The Company has various arrangements with consultants with terms ranging from one to three years.
Manufacturing and Supply Agreements
     The Company has limited approved manufacturers for its products and, for certain product components or manufacturing stages, it has only one supplier. Any problems with such manufacturing operations or capacity could reduce sales of the Company’s products as could any licensing or other contract disputes with these suppliers.
     As of December 31, 2004, Elan was the Company’s only approved supplier of AVINZA, its largest product. In March 2004, Ligand entered into a five-year manufacturing and packaging agreement with Cardinal Health PTS, LLC (“Cardinal”) under which Cardinal will manufacture AVINZA at its Winchester, Kentucky facility. In August 2005, the FDA approved the production of AVINZA at the Cardinal facility. Under the terms of the agreement, Ligand committed to certain minimum annual purchases ranging from approximately $1.6 million to $2.3 million.
     In 2005, the Company completed a multi-year process of transferring its filling and finishing of ONTAK from Lilly to Hollister-Stier. In anticipation of this transfer, the Company used Lilly to fill and finish, in 2003, a higher than normal number of ONTAK lots each of which required a forward dating determination. If commercial and clinical usage of these lots does not approximate the estimated pattern of usage as determined for purposes of dating, the Company could be required to write-off the value of one or more of these lots. As of December 31, 2004, the carrying amount of ONTAK finished goods inventory was approximately $4.2 million.
Litigation
     Seragen, Inc., our subsidiary, and Ligand, were named parties to Sergio M. Oliver, et al. v. Boston University, et al., a putative shareholder class action filed on December 17, 1998 in the Court of Chancery in the State of Delaware in and for New Castle County, C.A. No. 16570NC, by Sergio M. Oliver and others against Boston University and others, including Seragen, its subsidiary Seragen Technology, Inc. and former officers and directors of Seragen. The complaint, as amended, alleged that Ligand aided and abetted purported breaches of fiduciary duty by the Seragen related defendants in connection with the acquisition of Seragen by Ligand and made certain misrepresentations in related proxy materials and seeks compensatory and punitive damages of an unspecified amount. On July 25, 2000, the Delaware Chancery Court granted in part and denied in part defendants’ motions to dismiss. Seragen, Ligand, Seragen Technology, Inc. and our acquisition subsidiary, Knight Acquisition Corporation, were dismissed from the action. Claims of breach of fiduciary duty remain against the remaining defendants, including the former officers and directors of Seragen. The hearing on the plaintiffs’ motion for class certification took place on February 26, 2001. The court certified a class consisting of shareholders as of the date of the acquisition and on the date of the proxy sent to ratify an earlier business unit sale by Seragen. On January 20, 2005, the Delaware Chancery Court granted in part and denied in part the defendants’ motion for summary judgment. The Court denied plaintiffs’ motion for summary judgment in its entirety. Trial was scheduled for February 7, 2005. Prior to trial, several of the Seragen director-defendants reached a settlement with the plaintiffs. The trial in this action then went forward as to the remaining defendants and concluded on February 18, 2005. The timing of a decision by the Court and the outcome are unknown. While Ligand and its subsidiary Seragen have been dismissed from the action, such dismissal is subject to a possible subsequent appeal upon any judgment in the action against the remaining parties, as well as possible indemnification obligations with respect to certain defendants.
     On December 11, 2001, a lawsuit was filed in the United States District Court for the District of Massachusetts against Ligand by the Trustees of Boston University and other former stakeholders of Seragen. The suit was subsequently transferred to federal district court in Delaware. The complaint alleges breach of contract, breach of the implied covenants of good faith and fair dealing and unfair and deceptive trade practices based on, among other things, allegations that Ligand wrongfully withheld approximately $2.1 million in consideration due the plaintiffs under the Seragen acquisition agreement. This amount had been previously accrued for in the Company’s consolidated financial statements in 1998. The complaint seeks payment of the withheld consideration and treble damages. Ligand filed a motion to dismiss the unfair and deceptive trade practices claim. The Court subsequently granted Ligand’s motion to dismiss the unfair and deceptive trade practices claim (i.e. the treble damages claim), in April 2003. In November 2003, the Court granted Boston University’s motion for summary judgment, and entered judgment for Boston University. In January 2004, the district court issued an amended judgment awarding interest of approximately $0.7 million to the plaintiffs in addition to the approximately $2.1 million withheld. In view of the judgment, the Company recorded a charge of $0.7 million to “Selling, general and administrative” expense in the fourth quarter of 2003. The Company continues to believe that the plaintiff’s claims are without merit and has appealed the judgment in this case as well as the award of interest and the calculation of damages. The appeal has been fully briefed and was argued in June 2005 and the parties are awaiting the court’s decision. The likelihood of success on appeal is unknown.
     Beginning in August 2004, several purported class action stockholder lawsuits were filed in the United States District Court for the Southern District of California against the Company and certain of its directors and officers. The actions were brought on behalf of purchasers of the Company’s common stock during several time periods, the longest of which runs from July 28, 2003 through August 2, 2004. The complaints generally allege that the Company violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 of the Securities and Exchange Commission by making false and misleading statements, or concealing information about the Company’s business, forecasts and financial performance, in particular statements and information related to drug development issues and AVINZA inventory levels. These lawsuits have been consolidated and lead plaintiffs appointed. A consolidated complaint was filed by the plaintiffs on March 2005. On September 27, 2005, the court granted the Company’s motion to dismiss the consolidated complaint, with leave for plaintiffs to file an amended complaint within 30 days. No trial date has been set.
     Beginning on or about August 13, 2004, several derivative actions were filed on behalf of the Company by individual stockholders in the Superior Court of California. The complaints name the Company’s directors and certain of its officers as defendants and name the Company as a nominal defendant. The complaints are based on the same facts and circumstances as the purported class actions discussed in the previous paragraph and generally allege breach of fiduciary duties, abuse of control, waste and mismanagement, insider trading and unjust enrichment. These actions are in discovery. The court has set a trial date of May 26, 2006.
     In October 2005, a shareholder derivative action was filed on behalf of the Company in the United States District Court for the Southern District of California. The complaint names the Company’s directors and certain of its officers as defendants and the Company as a nominal defendant. The action was brought by an individual stockholder. The complaint generally alleges that the defendants falsified Ligand’s publicly reported financial results throughout 2002 and 2003 and the first three quarters of 2004 by improperly recognizing revenue on product sales. The complaint generally alleges breach of fiduciary duty by all defendants and requests disgorgement, e.g., under Section 304 of the Sarbanes-Oxley Act of 2002. No trial date has been set.
     The Company believes that all of the above actions are without merit and intends to vigorously defend against each of such lawsuits. Due to the uncertainty of the ultimate outcome of these matters, the impact on future financial results is not subject to reasonable estimates.
     In October 2005, a lawsuit was filed in the Court of Chancery in the State of Delaware by Third Point Offshore Fund, Ltd. requesting the Court to order Ligand to hold an annual meeting for the election of directors within 60 days of an order by the Court. Ligand’s annual meeting has been delayed as a result of the previously announced restatement. The complaint requested the Court to set a time and place and record date for such annual meeting and establish the quorum for such meeting as the shares present at the meeting, notwithstanding any relevant provisions of Ligand’s certificate of incorporation or bylaws. The complaint also sought payment of plaintiff’s costs and attorney’s fees. Ligand agreed on November 11, 2005 to settle this lawsuit and schedule the annual meeting for January 31, 2006. The record date will be set by the Board of Directors and will be between December 5 and December 15, 2005. No special quorum requirement will be established and each party will be responsible for its own costs and fees. Third Point has indicated that it will solicit proxies to elect at least three directors at the annual meeting.
     In connection with the restatement, the SEC instituted a formal investigation concerning the Company’s consolidated financial statements. These matters were previously the subject of an informal SEC inquiry.
     In addition, the Company is subject to various lawsuits and claims with respect to matters arising out of the normal course of business. Due to the uncertainty of the ultimate outcome of these matters, the impact on future financial results is not subject to reasonable estimates.
13. Common Stock Subject to Conditional Redemption — Pfizer Settlement Agreement
     In April 1996, the Company and Pfizer entered into a settlement agreement with respect to a lawsuit filed in December 1994 by the Company against Pfizer. In connection with a collaborative research agreement the Company entered into with Pfizer in 1991, Pfizer purchased shares of the Company’s common stock. Under the terms of the settlement agreement, at the option of either the Company or Pfizer, milestone and royalty payments owed to the Company can be satisfied by Pfizer by transferring to the Company shares of the Company’s common stock at the exchange ratio of $12.375 per share. In accordance with EITF D-98, the remaining common stock issued and outstanding to Pfizer following the settlement was reclassified as common stock subject to conditional redemption (between liabilities and equity) since Pfizer has the option to settle with Company’s shares milestone and royalties payments owed to the Company and such option is not within the Company’s control.
     In the third quarter of 2004, Ligand earned a development milestone of approximately $2.0 million from Pfizer, in connection with Pfizer’s filing with the FDA of a new drug application for lasofoxifene. The milestone is recorded as “Other revenue” in the accompanying Consolidated Statement of Operations. Pfizer elected to pay the milestone in stock and subsequently tendered 181,818 shares to the Company. Ligand retired the tendered shares in September 2004. The difference between the fair value of the shares tendered and the carrying value of such shares based on the exchange ratio, approximately $0.3 million, was credited to additional paid-in capital. At December 31, 2004, the remaining shares of the Company’s Common Stock that could be redeemed totaled approximately 998,000, which are reflected at the exchange ratio price of $12.375 for a total of $12.3 million.
14. Stockholders’ Equity (Deficit)
Stock Issuances
     At its annual meeting of stockholders held on June 11, 2004, the Company’s stockholders approved an increase in the authorized number of shares of Common Stock from 130,000,000 to 200,000,000.

     Shares of common stock issued under the Company’s stock option/stock issuance plans during the years ended December 31, 2004, 2003 and 2002 were 582,176; 344,957; and 346,187, respectively.
     Shares of common stock issued under the Company’s employee stock purchase plan during the years ended December 31, 2004, 2003 and 2002 were 101,895; 136,301; and 89,592, respectively.
     In September 2003, the Company raised proceeds of $45.0 million net of offering costs of $2.0 million, in a private placement of 3,483,593 shares of its common stock.
     In 2002, the Company raised proceeds of $66.1 million net of offering costs of $3.2 million, in a private placement of 4,252,500 shares of its common stock.
Issuance of Shares to Elan
     In 2002, the Company issued Elan 6,366,483 shares of common stock in connection with the conversion of the principal and interest of certain zero coupon convertible senior notes, as described in Note 7.
     In 2002, the Company also issued Elan 302,554 shares of common stock in settlement of a $5.0 million milestone resulting from the FDA approval of AVINZA.
Repurchase of Elan Shares
     As more fully described in Note 7, in February 2003, Ligand purchased and retired approximately 2.2 million Ligand common shares held by an affiliate of Elan.
Warrants
     During 2004, warrants to purchase 201,200 shares of common stock were exercised. At December 31, 2004, there were outstanding warrants to purchase 748,800 shares of the Company’s common stock. The warrants have an exercise price of $10.00 per share and expire on October 6, 2006.
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

     In each of June 2004 and 2003, the Company’s stockholders approved amendments to the 2002 Option Plan increasing the authorized number of shares of common stock available for issuance by 750,000 shares. Additionally, in June 2003, the Company’s stockholders approved an amendment to the 2002 Employee Stock Purchase Plan increasing the authorized number of shares of common stock available for purchase by 400,000 shares.
     Following is a summary of the Company’s stock option plan activity and related information:

		Weighted average	Options exercisable	Weighted average
	Shares	exercise price	at year end	exercise price
Balance at January 1, 2002	5,398,366	$11.27
Granted	1,345,072	12.34
Exercised	(346,187)	9.20
Canceled	(737,006)	11.34

Balance at December 31, 2002	5,660,245	11.64	3,720,719	$11.41
Granted	1,414,228	10.20
Exercised	(345,374)	10.31
Canceled	(565,577)	12.88

Balance at December 31, 2003	6,163,522	11.27	4,014,009	$11.35
Granted	1,430,639	14.93
Exercised	(581,759)	9.59
Canceled	(298,333)	13.16

Balance at December 31, 2004	6,714,069	$12.11	4,320,643	$11.68

     Following is a further breakdown of the options outstanding as of December 31, 2004:

	Options Outstanding			Options exercisable
		Weighted
		average	Weighted
	Options	remaining life	average	Number	Weighted average
Range of exercise prices	outstanding	in years	exercise price	exercisable	exercise price
$ 1.82 - $9.25	1,463,458	6.89	$7.59	853,119	$7.26
9.31 - 11.25	1,367,029	5.80	10.17	1,018,264	10.20
11.38 - 13.25	1,402,170	4.72	12.29	1,208,295	12.29
13.31 - 15.63	1,468,562	7.07	14.46	755,857	14.37
16.06 - 20.70	1,012,850	7.77	17.62	485,108	16.86

	6,714,069	6.39	$12.11	4,320,643	$11.68

     As more fully discussed under Note 3, “Accounting for Stock – Based Compensation”, in January 2005 the Company accelerated certain unvested and “out-of-the-money” stock options previously awarded to the executive officers and other employees under the Company’s 1992 and 2002 stock option plans which had an exercise price greater than $10.41, the closing price on the date of acceleration.
     At December 31, 2004, 452,577 and 203,955 shares were available under the 2002 Option Plan and the 2002 Employee Stock Purchase Plan, respectively, for future grants of stock options or sale of stock.

Preferred Stock
     The Company has authorized 5,000,000 shares of preferred stock, of which 1,600,000 are designated Series A Participating Preferred Stock (the “Preferred Stock”). The Board of Directors of Ligand has the authority to issue the Preferred Stock in one or more series and to fix the designation, powers, preferences, rights, qualifications, limitations and restrictions of the shares of each such series, including the dividend rights, dividend rate, conversion rights, voting rights, rights and terms of redemption (including sinking fund provisions), liquidation preferences and the number of shares constituting any such series, without any further vote or action by the stockholders. The rights and preferences of Preferred Stock may in all respects be superior and prior to the rights of the common stock. The issuance of the Preferred Stock could decrease the amount of earnings and assets available for distribution to holders of common stock or adversely affect the rights and powers, including voting rights, of the holders of the common stock and could have the effect of delaying, deferring or preventing a change in control of Ligand. As of December 31, 2004 and 2003 there are no preferred shares issued or outstanding.
Shareholder Rights Plan
     The Company has a preferred shareholder rights plan (the “Shareholder Rights Plan”), which provides for a dividend distribution of one preferred share purchase right (a “Right”) on each outstanding share of the Company’s common stock. Each Right entitles stockholders to buy 1/1000th of a share of Ligand Series A Participating Preferred Stock at an exercise price of $100, subject to adjustment. In September 2002, the Board amended the Rights Plan, reducing from 20% to 10% the “trigger” percentage of outstanding shares which, if acquired, would permit the rights to be exercised. Generally, the Rights become exercisable following the tenth day after a person or group announces an acquisition of 10% or more of the common stock, or announces commencement of a tender offer, the consummation of which would result in ownership by the person or group of 10% or more of the common stock. The Company will be entitled to redeem the Rights at $0.01 per Right at any time on or before the earlier of the tenth day following acquisition by a person or group of 10% or more of the common stock and September 13, 2006. In March 2004 the Board of Directors approved an amendment to the Plan to remove an exception which had allowed Elan to own up to 25% of the Company’s common stock without triggering the Rights.
15. Collaborative Research and Development Agreements
     The Company is party to various research and development collaborations with large pharmaceutical companies including Abbott Laboratories, Eli Lilly and Company (Lilly), GlaxoSmithKline, Organon Company, Pfizer, Inc., TAP Pharmaceutical Products Inc., and Wyeth (formerly American Home Products). These arrangements generally provide for the license of certain technologies and a collaborative research period ranging from one to five years. Drugs resulting from these collaborations are then developed, manufactured and marketed by the corporate partners. The arrangements may provide for the Company to receive revenue from the transfer of technology rights at contract inception, collaborative research revenue during the research phase, milestone revenue for compounds moving through clinical development, and royalty revenue from the sale of drugs developed through the collaborative efforts.
     The following are details regarding significant collaborative arrangements that were in the research phase during the years ended December 31, 2004, 2003 and 2002.
TAP
     On June 22, 2001, the Company entered into a research and development collaboration with TAP Pharmaceutical Products Inc. (“TAP”) to focus on the discovery and development of selective androgen receptor modulators (“SARMs”). SARMs contribute to the prevention and treatment of certain diseases, including hypogonadism, male and female sexual dysfunction, male and female osteoporosis, frailty, and hormone therapy. Under the agreement, TAP provided funding for a minimum of 12 to 19 Ligand scientists over the initial term of the contract, which concluded in June 2004. TAP had the option to extend the initial term by up to two additional years. In December 2003, the companies announced the first extension of the collaboration through June 2005. In December 2004, the companies announced the second and final extension of the collaboration through June 2006.

     Collaborative research revenues recognized under the agreement for the years ended December 31, 2004, 2003 and 2002 were $3.8 million, $5.2 million and $6.3 million, respectively. Research expenses incurred by the Company in support of the TAP collaboration for the years ended December 31, 2004, 2003 and 2002 were $2.9 million, $4.4 million and $6.1 million, respectively. The agreement further provides for milestones moving through the development stage and royalties ranging from 6.0% to 12.0% on annual net sales of drugs resulting from the collaboration. Net milestone revenue of $0.8 million was earned in 2004.
Eli Lilly & Company
     On November 25, 1997, the Company entered into a research and development collaboration with Lilly for the discovery and development of products based on Ligand’s Intracellular Receptor technology. Under the agreement, Lilly provided funding for a minimum of 31 to 40 Ligand scientists over the research term of the contract. The initial five year research term concluded in November 2002. Lilly had the option to extend the initial term by up to three additional years. In April 2002, the companies announced the first extension of the collaboration through November 2003. In May 2003, the companies announced the second and final extension of the collaboration through November 2004.
     Collaborative research revenues recognized under the agreement for the years ended December 31, 2004, 2003 and 2002 were $4.0 million, $5.7 million and $11.6 million, respectively. Research expenses incurred by the Company in support of the Lilly collaboration for the years ended December 31, 2004, 2003 and 2002 were $3.6 million, $5.2 million and $8.3 million, respectively. The agreement further provides for milestones moving through the development stage and royalties ranging from 5.0% to 12.0% on annual net sales of drugs resulting from the collaboration. Net milestone revenue of $1.1 million and $2.4 million were earned in 2003 and 2002, respectively.
Organon
     On February 11, 2000, the Company entered into a research and development collaboration with Organon to focus on small molecule compounds with potential effects for the treatment and prevention of gynecological diseases mediated through the progesterone receptor. Under the agreement, Organon provided funding for 8 Ligand scientists during the two year research phase, which was completed in February 2002. Collaborative research revenues recognized and expenses incurred under the agreement for the year ended December 31, 2002 were $0.3 million and $0.5 million, respectively. The agreement further provides for milestones moving through the development stage and royalties ranging from 2.5% to 7.0% on annual net sales of drugs resulting from the collaboration.
16. X-Ceptor Therapeutics, Inc.
     In June 1999, Ligand became a minority equity investor in a new private corporation, X-Ceptor Therapeutics, Inc. (“X-Ceptor”). Ligand invested $6.0 million in X-Ceptor through the acquisition of convertible preferred stock.
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
     As part of the original transaction entered into in June 1999, X-Ceptor granted to Ligand the right to acquire all of the outstanding stock of X-Ceptor (the “Purchase Right”). In October 1999, the Company issued warrants to X-Ceptor investors, founders and certain employees to purchase 950,000 shares of Ligand common stock with an exercise price of $10.00 per share and an expiration date of October 6, 2006. The fair value of the warrants on the date of issuance was $4.20 per warrant or $4.0 million. The warrant issue was deemed to be consideration for the Purchase Right and accordingly was recorded as an other asset. This asset was written off to “Other, net” expense in the quarter ended March 31, 2003, the period the Company determined that the Purchase Right would not be exercised.

     On September 29, 2004, Ligand announced that the Company had agreed to vote its shares in favor of the proposed acquisition of X-Ceptor by Exelixis Inc. (“Exelixis”). Exelixis’ acquisition of X-Ceptor was subsequently completed on October 18, 2004 and in connection therewith, Ligand received 618,165 shares of Exelixis common stock. The shares received by Ligand have certain trading restrictions for which a resale registration statement has been filed. Additionally, approximately 21% of the shares were placed in escrow for up to one year to satisfy indemnification and other obligations. Shares of Exelixis which can be sold within one year are classified as available for sale. These shares are carried at fair value, with unrealized gains and losses included as a separate component of stockholder’s equity (deficit). The unrealized gain on these shares as of December 31, 2004 is $0.3 million. Shares of Exelixis which have trading restrictions greater than one year are classified as restricted investments and carried at cost. Ligand recorded a net gain on the transaction in October 2004 of $3.7 million, based on the fair market value of the consideration received which is included in “Other income (expense)” in the accompanying statement of operations.
     Ligand accounted for its investment in X-Ceptor using the equity method of accounting. Ligand’s interest in X-Ceptor losses for the years ended December 31, 2003 and 2002 was $1.0 million and $1.1 million, respectively, which are included in “Other income (expense)” in the Consolidated Statement of Operations. The Company accounts for its investment in Exelixis as an available-for-sale security (See Note 3 — Restricted Investments).
17. Income Taxes
     At December 31, 2004, the Company has both federal and state net operating loss carryforwards of approximately $530.2 million and $94.1 million, respectively, which will begin expiring in 2005. The difference between the federal and California tax loss carryforwards is primarily due to the capitalization of research and development expenses for California income tax purposes and the 50% to 60% limitation on losses incurred prior to 2004 in California. The Company has $25.0 million of federal research and development credits carryforwards which will expire beginning in 2005 and $13.7 million of California research and development credits that have no expiration date.
     Pursuant to Internal Revenue Code Sections 382 and 383, use of a portion of net operating loss and credit carryforwards will be limited because of cumulative changes in ownership of more than 50% that occurred within three periods during 1989, 1992, and 1996. In addition, use of Glycomed’s and Seragen’s preacquisition tax net operating and credit carryforwards will also be limited because the acquisitions by the Company represent changes in ownership of more than 50%. Such tax net operating loss and credit carryforwards have been reduced, including the related deferred tax assets. In addition, it is possible that the Company has had subsequent changes in ownership since 1996 that could further limit its net operating loss and credit carryforwards generated during that period. The Company has not determined whether any such cumulative ownership change has occurred and if so, the extent of any resulting carryforward limitations. The Company’s research and development credits pertain to federal and California jurisdictions. These jurisdictions require that the Company create minimum documentation and support, such as done via a “Research & Development Credit Study.” In the absence of sufficient documentation and support these government jurisdictions may disallow some or all of the credits. Although the Company has not performed a formal study, the Company believes that it maintains sufficient documentation to support the benefitting of the credits in the consolidated financial statements. Prior to utilizing a significant portion of the credits to reduce taxes payable, the Company will review its documentation and support to determine if a formal study is necessary.

The components of the income tax provision were as follows (in thousands):

	December 31,
	2004	2003	2002
		(Restated)	(Restated)
Current Provision:
Federal	$81	$—	$—
State	98	—	—
Foreign	54	56	44

	233	56	44

Deferred Provision:
Federal	—	—	—
State	—	—	—

	$233	$56	$44

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2004 and 2003 are shown below. A valuation allowance has been recognized to fully offset the net deferred tax assets as of December 31, 2004 and 2003 as realization of such assets is uncertain.

	December 31,
	2004	2003
		(Restated)
	(in thousands)
Deferred liabilities:

Purchased intangible assets	$(8,667)	$(9,795)

Total deferred tax liabilities	(8,667)	(9,795)

Deferred assets:

Net operating loss carryforwards	$185,247	$185,501
Research and development credit carryforwards	34,070	31,478
Capitalized research and development	7,012	9,402
Fixed assets and intangibles	6,220	6,675
Accrued expenses	37,183	22,995
Deferred revenue	24,961	20,455
Other	199	224

	294,892	276,730

Valuation allowance for deferred tax assets	(286,225)	(266,935)

Net deferred tax asset	$—	$—

     As of December 31, 2004, approximately $6.8 million of the valuation allowance for deferred tax assets related to benefits of stock option deductions which, when recognized, will be allocated directly to paid-in capital.
     A reconciliation of income tax expense (benefit) to the amount computed by applying the statutory federal income tax rate to the net loss is summarized as follows (in thousands):

	December 31,
	2004	2003	2002
		(Restated)	(Restated)
Amounts computed at statutory federal rate	$(15,341)	$(32,027)	$(17,752)

State taxes net of federal benefit	(385)	(6,635)	(1,315)
Effect of foreign operations	54	226	44
Meals & entertainment	171	321	247
Federal research and development credits	(1,253)	(376)	(1,224)
Non-controlling interest	—	1,013	367
Nexus LLC acquisition	(1,159)	—	—
Return to provision adjustments	—	—	1,949
Change in valuation allowance	18,144	37,378	17,063
Other	2	156	665

	$233	$56	$44

18. New Accounting Pronouncements
     In March 2004, the Financial Accounting Standards Board (“FASB”) approved the consensus reached on the Emerging Issues Task Force (“EITF”) Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. EITF 03-1 provides guidance for identifying impaired investments and new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF 03-1; however the disclosure requirements remain effective for annual periods ending after June 15, 2004. The Company does not believe the impact of adopting EITF 03-1 will be significant to its overall results of operations or financial position.
     In December 2004, the FASB issued SFAS No. 123R (revised 2004), Share-Based Payment (SFAS 123R). SFAS 123R replaced SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), and superseded Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). In March 2005, the U.S. Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 (SAB 107), which expresses views of the SEC staff regarding the interaction between SFAS 123R and certain SEC rules and regulations, and provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. SFAS 123R will require compensation cost related to share-based payment transactions to be recognized in the financial statements. SFAS 123R required public companies to apply SFAS 123R in the first interim or annual reporting period beginning after June 15, 2005. In April 2005, the SEC approved a new rule that delays the effective date, requiring public companies to apply SFAS 123R in their next fiscal year, instead of the next interim reporting period, beginning after June 15, 2005. As permitted by SFAS 123, the Company elected to follow the guidance of APB 25, which allowed companies to use the intrinsic value method of accounting to value their share-based payment transactions with employees. SFAS 123R requires measurement of the cost of share-based payment transactions to employees at the fair value of the award on the grant date and recognition of expense over the requisite service or vesting period. SFAS 123R requires implementation using a modified version of prospective application, under which compensation expense of the unvested portion of previously granted awards and all new awards will be recognized on or after the date of adoption. SFAS 123R also allows companies to adopt SFAS 123R by restating previously issued statements, basing the amounts on the expense previously calculated and reported in their pro forma footnote disclosures required under SFAS 123. The Company will adopt SFAS 123R in the first interim period of fiscal 2006 and is currently evaluating the impact that the adoption of SFAS 123R will have on its results of operations and financial position.
     In November 2004, the FASB issued SFAS No. 151, Inventory Pricing (SFAS 151). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This statement requires that those items be recognized as current-period charges. In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The impact of the adoption of SFAS

No. 151 is not expected to have a material impact on the Company’s consolidated statements of operations or consolidated balance sheets.
     In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, to address the measurement of exchanges of nonmonetary assets. It eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in APB Opinion No. 29, Accounting for Nonmonetary Transactions, and replaces it with an exception for nonmonetary exchanges that do not have commercial substance. This statement specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The impact of the adoption of SFAS No. 153 is not expected to have a material impact on the Company’s consolidated statements of operations or consolidated balance sheets.
     In May 2005, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 154, Accounting Changes and Error Corrections (SFAS 154). SFAS 154 requires retrospective application to prior-period financial statements of changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also redefines “restatement” as the revising of previously issued financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

19. Summary of Unaudited Quarterly Financial Information
     The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2004 and 2003 (in thousands, except per share amounts).

	Quarter ended
	March 31	June 30	September 30	December 31
	(Restated)	(Restated)	(Restated)
2004
Product sales	$24,939	$29,299	$31,934	$34,163
Sale of royalty rights, net	—	—	67	31,275
Collaborative research and development and other revenues	2,476	2,975	4,771	1,613
Total revenues	27,415	32,274	36,772	67,051
Cost of products sold	7,545	9,718	9,819	12,722
Research and development costs	17,517	16,566	16,747	14,374
Selling, general and administrative	14,705	18,116	17,311	15,666
Co-promotion	6,731	7,000	8,501	7,845
Total operating costs and expenses	46,498	51,400	52,378	50,607
Other (expense) income, net	(2,813)	(2,921)	(2,889)	1,086
Income tax expense	16	18	3	196
Net (loss)/ income	$(21,192)	$(22,065)	$(18,498)	$17,334
Basic net (loss)/income per share	$(0.30)	$(0.30)	$(0.25)	$0.23
Diluted net (loss)/income per share	$(0.30)	$(0.30)	$(0.25)	$0.20
Weighted average number of common shares for basic net (loss)/income per share	73,299	73,754	73,846	73,861
Weighted average number of common shares for diluted net (loss)/income per share	73,299	73,754	73,846	99,450

	Quarter ended
	March 31	June 30	September 30	December 31
	(Restated)	(Restated)	(Restated)	(Restated)
2003
Product sales	$11,473	$12,171	$14,760	$16,920
Sale of royalty rights, net	—	—	35	11,751
Collaborative research and development and other revenues	4,195	3,939	3,160	2,714
Total revenues	15,668	16,110	17,955	31,385
Cost of products sold	6,202	6,845	7,041	6,469
Research and development costs	16,549	16,644	17,435	16,050
Selling, general and administrative	12,352	13,569	13,242	13,377
Co-promotion	—	—	—	9,360
Total operating costs and expenses	35,103	37,058	37,718	45,256
Other expense, net	11,678	2,992	2,941	2,782
Income tax expense	15	16	9	16
Cumulative effect of accounting change	—	—	—	(2,005)
Net loss	$(31,128)	$(23,956)	$(22,713)	$(18,674)
Basic and diluted net loss per share:
Loss before cumulative effect of a change in accounting principle	$(0.44)	$(0.35)	$(0.32)	$(0.23)
Cumulative effect of changing method of accounting for variable interest entity	—	—	—	(0.03)

Basic and diluted net loss per share	$(0.44)	$(0.35)	$(0.32)	$(0.26)

Weighted average number of common shares, for basic and diluted net loss per share	70,238	69,275	70,100	73,098

20. Subsequent Events
NASDAQ Delisting
     The Company’s common stock was delisted from the NASDAQ National Market on September 7, 2005. Unless and until the Company’s common stock is relisted on NASDAQ, its common stock is expected to be quoted on the Pink Sheets. The quotation of the Company’s common stock on the Pink Sheets may reduce the price of the common stock and the levels of liquidity available to the Company’s stockholders. In addition, the quotation of the Company’s common stock on the Pink Sheets may materially adversely affect the Company’s access to the capital markets, and the limited liquidity and reduced price of its common stock could materially adversely affect the Company’s ability to raise capital through alternative financing sources on terms acceptable to the Company or at all. Stocks that are quoted on the Pink Sheets are no longer eligible for margin loans, and a company quoted on the Pink Sheets cannot avail itself of federal preemption of state securities or “blue sky” laws, which adds substantial compliance costs to securities issuances, including pursuant to employee option plans, stock purchase plans and private or public offerings of securities. The Company’s delisting from the NASDAQ National Market and quotation on the Pink Sheets may also result in other negative implications, including the potential loss of confidence by suppliers, customers and employees, the loss of institutional investor interest and fewer business development opportunities.
Settlement of Patent Interference
     In March 2005, Ligand announced that it reached a settlement agreement in a recent patent interference action initiated by Ligand against two patents owned by The Burnham Institute and SRI International, but exclusively licensed to Ligand. The Company believes the settlement strengthens its intellectual property position for bexarotene, the active ingredient in the Targretin products. The settlement also reduces the royalty rate on those products while extending the royalty payment term to SRI/Burnham.
     Under the agreement, Burnham will have a research-only sublicense to conduct basic research under the assigned patents and Ligand will have an option on the resulting products and technology. In addition, Burnham and SRI agreed to accept a reduction in the royalty rate paid to them in the future on U.S. sales of Targretin under an earlier agreement. The aggregate royalty rate owed to both SRI and Burnham by Ligand will be reduced from 4% to 3% of net sales and the term of the royalty payments extended from 2012 to 2016. If the patent issued on the pending Ligand patent application is extended beyond 2016, the royalty rate would be reduced to 2% and paid for the term of the longest Ligand patent covering bexarotene.
Targretin Capsules
     In March 2005, the Company announced that the final data analysis for Targretin Capsules in NSCLC showed that the trials did not meet their endpoints of improved overall survival and projected two year survival. The Company is continuing to analyze the data and apply it to the continued development of Targretin Capsules in NSCLC.
Pfizer Collaboration — Lasofoxifene
     In August 2004, Pfizer submitted an NDA to the FDA for lasofoxifene for the prevention of osteoporosis in postmenopausal women. In September 2005, Pfizer announced the receipt of a non-approvable letter from the FDA for the prevention of osteoporosis. Lasofoxifene is a product that resulted from the Company’s collaboration with Pfizer and upon which the Company will receive royalties if the product is approved by the FDA and subsequently marketed by Pfizer. In December 2004, Pfizer filed a supplemental NDA for the use of lasofoxifene for the treatment of vaginal atrophy which remains pending at the FDA. As a result of the supplemental lasofoxifene NDA filing, the Company exercised an option in January 2005 to pay The Salk Institute $1.12 million to buy out royalty payments due on future sales of the product in this additional indication. Lasofoxifene is also being developed by Pfizer for the treatment of osteoporosis.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     Information regarding the change in accountants is incorporated herein by reference to Forms 8-K, and 8-K/A filed on August 3, 2004, August 25, 2004, August 31, 2004 and September 29, 2004, respectively.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     The Company is required to maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in its reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO) as appropriate, to allow timely decisions regarding required disclosure.
     In connection with the preparation of this Form 10-K as of December 31, 2004, the Audit Committee of the Board of Directors, with the assistance of management, conducted a review regarding the Company’s revenue recognition policies of current and past periods. Upon completion of such review, the Company announced on May 20, 2005 that it would restate its consolidated financial statements as of and for the years ended December 31, 2002 and 2003, and as of and for the quarters of 2003 and for the first three quarters of 2004. In connection with the preparation of this Form 10-K for the fiscal year ended December 31, 2004, management, under the supervision of the CEO and CFO, conducted an evaluation of disclosure controls and procedures. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2004 due to the material weaknesses outlined below under “Management’s Report on Internal Control Over Financial Reporting.” Because the material weaknesses described below have not been completely remediated as of the filing date of this Form 10-K, the CEO and CFO continue to conclude that the Company’s disclosure controls and procedures are not effective as of the filing date of this Form 10-K.
Management’s Report on Internal Control Over Financial Reporting
     Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 based on the framework set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2004 because of the material weaknesses outlined below.
     A material weakness in internal control over financial reporting is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements would not be prevented or detected on a timely basis by the Company.
     Management has identified the following material weaknesses in connection with its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004:
•	The Company did not have effective controls and procedures to ensure that revenues, including sales of its products and the practice it followed regarding the replacement of expired products, were recognized in accordance with generally accepted accounting principles. With respect to product sales, the Company did not have the ability to make reasonable estimates of returns which preclude the Company from recognizing revenue at the time of domestic product shipment of AVINZA, ONTAK, Targretin capsules, and Targretin gel. As a result, shipments made to wholesalers for these products did not meet the revenue recognition criteria of SFAS 48 – “Revenue Recognition When Right of Return Exists” and Staff Accounting Bulletin (“SAB”) No. 101 – “Revenue Recognition” as amended by SAB 104.

•	The Company’s controls and procedures intended to prevent shipping of short-dated products (i.e., products shipped within six months of expiration) to its wholesalers were not operating effectively which resulted in the shipment of ONTAK during 2004 to wholesalers within six months of product expiration. The shipment of short-dated product subsequently resulted in significant product returns/replacements.

•	The Company did not have adequate records and documentation supporting the decisions made and the accounting for past transactions. This material weakness resulted from the fact that the Company did not have sufficient controls surrounding the preparation and maintenance of adequate contemporaneous records and documentation.

•	The Company did not have adequate manpower in its accounting and finance department and has a lack of sufficient qualified accounting personnel to identify and resolve complex accounting issues in accordance with generally accepted accounting principles. This material weakness contributed to the following errors in accounting, among other things: (1) revenue recognition and related gross to net sales adjustments and cost of goods (products) sold, (2) revenues received under our agreement with Royalty Pharma, (3) warrants issued in connection with the X-Ceptor transaction, (4) the classification of the Elan Shares in connection with the Company’s purchase obligation relating to the November 2002 restructuring of the AVINZA license agreement with Elan and the shares of stock issued to Pfizer in connection with the Pfizer Settlement Agreement, (5) accrual of interest in connection with the Seragen litigation, and (6) the calculation of contractual annual rent increases.

•	The Company did not have sufficient controls over accrued liability estimates in the proper accounting periods (i.e., “accruals and cut-off”). This material weakness caused errors in accounting relating to (1) estimation of accruals for clinical trials, bonuses to employees, and other miscellaneous accrued liabilities, and (2) royalty payments made to technology partners.

•	The Company did not have adequate financial reporting and close procedures. This material weakness resulted from the fact that the Company did not have sufficient controls in place nor trained personnel to adequately prepare and review documentation and schedules necessary to support its financial reporting and period-end close procedures.
     The Company’s independent registered public accounting firm, BDO Seidman, LLP, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting. This report appears below under the caption, “Report of Independent Registered Accounting Firm.”
Inherent Limitations on the Effectiveness of Controls
     Management does not expect that the Company’s disclosure controls and procedures or its internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control systems are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in a cost-effective control system, no evaluation of internal control over financial reporting can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within our company have been detected.
     These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Remediation Steps to Address Material Weakness
In an effort to remediate the identified material weaknesses, management has implemented since December 31, 2004, or is in the process of implementing, the following remediation steps to enhance internal control over financial reporting.
Revenue Recognition.
•	During the second and third quarters of 2005, the Company’s finance and accounting department, with the assistance of outside expert consultants, developed accounting models to recognize sales of its domestic products, except Panretin, under the sell-through revenue recognition method in accordance with generally accepted accounting principles. In connection with the development of these models, the Company also implemented a number of new and enhanced controls and procedures to support the sell-through revenue recognition accounting models. These controls and procedures include approximately 35 models used in connection with the sell-through revenue recognition method including related contra-revenue models, and demand reconciliations to support and assess the reasonableness of the data and estimates, which includes information and estimates obtained from third-parties, required for sell-through revenue recognition.

•	The Company’s commercial operations department is implementing a number of improvements that will further enhance the controls surrounding the recognition of product revenue. These include the development of an information operations system that will provide management with a greater amount of reliable, timely data including changes related to product movement, demand and inventory levels. The department is also adding additional personnel to review, analyze and report this information.

•	During the second and third quarters of 2005, the accounting and finance department established procedures surrounding the month-end close process to ensure that the information and estimates necessary for reporting product revenues under the sell-through method were available in a timely manner.

•	The Company will hire an expert manager on revenue recognition who will be responsible for managing all aspects of the Company’s revenue recognition accounting, sell-through revenue recognition models and supporting controls and procedures. The Company expects that this position will be filled during the fourth quarter of 2005 or the first quarter of 2006. However, until this position is filled, the Company will continue to use outside expert consultants to fulfill this function.

•	The Company is developing a training program for its accounting and finance and commercial operations personnel regarding the sell-through revenue recognition method. The core training program is expected to be implemented by the end of the fourth quarter of 2005. Additional training will be provided on a regular and periodic basis and updated as considered necessary.
Shipments of Short-Dated Product.
•	During the second quarter of 2005, the Company’s internal audit department conducted a detailed audit of the controls, policies and procedures surrounding the shipment of the Company’s products. This internal audit resulted in recommended remediation actions that were subsequently implemented in the second and third quarters of 2005 by the Company’s technical and supply operations department, including:
o	A review of all existing policies and procedures surrounding the shipment of the Company’s products. In connection with this review a number of enhancements were made to the existing policies and procedures including daily review and reconciliation of the Company’s inventory report to the third party vendor’s inventory report for verification of the distribution date and expiration date and daily review of the third party vendor’s sales report for verification that all products shipped had appropriate dating. These review procedures are now performed by a senior-level staff person in the Company’s supply operations department.

o	Each of the Company’s employees involved in the shipment of product received training regarding the controls and procedures surrounding the shipment of product. Additional training will be provided on a regular and periodic basis and updated as considered necessary to reflect any changes in the Company’s or its customers’ business practices or activities.

o	Management also ensured that its third-party vendor responsible for product inventories, shipping and logistics is aware and understands all applicable controls and procedures surrounding product shipment and the requirement to prepare and maintain appropriate documentation for all such product transactions. The third-party vendor has instituted controls in its accounting system to prevent the shipment of product that is not within the Company’s shipping policies.
Record Keeping and Documentation.
•	The Company is implementing improved procedures for analyzing, reviewing, and documenting the support for significant and complex transactions. Documentation for all complex transactions is now maintained by the Corporate Controller and the development of additional procedures for preparing and maintaining documentation is expected to be completed in the fourth quarter of 2005.

•	The Company’s accounting and finance and legal departments are developing a formal policy regarding the preparation and maintenance of contemporaneous documentation supporting accounting transactions and contractual interpretations. The formal policy, which will also provide for enhanced communication between the Company’s finance and legal personnel, is expected to be completed during the fourth quarter of 2005.

•	The Company’s internal audit department will also routinely audit the adequacy of the Company’s internal record keeping and documentation.
Accounting Personnel.
•	During the second quarter of 2005, the Company hired a second internal auditor reporting to the Company’s Director of Internal Audit. The Company’s Director of Internal Audit has resigned effective as of December 2, 2005. The Company is in the process of filling this position and it is expected that this position will be filled in the first quarter of 2006.

•	During the second and third quarters of 2005, the Company engaged expert accounting consultants to assist the Company’s accounting and finance department with a number of activities including the management and implementation of controls surrounding the Company’s new sell-through revenue recognition models, the administration of existing controls and procedures, preparation of the Company’s SEC filings and the documentation of complex accounting transactions.

•	The Company will hire additional senior accounting personnel who are certified public accountants including a Director of Accounting and, as discussed above, a Director of Internal Audit and a Manager of Revenue Recognition. The Director of Accounting and Director of Internal Audit are expected to be hired during the first quarter of 2006. Additionally, the

Manager of Revenue Recognition position is expected to be filled during the fourth quarter of 2005 or the first quarter of 2006. Until such positions are filled, the Company will continue to use outside expert accounting consultants to fulfill such functions.

•	The Company continues to consider alternatives for organizational or responsibility changes which it believes may be necessary to attract additional senior accounting personnel who are certified public accountants or have recent public accounting firm experience.
Accruals and Cut-off. During 2004 and continuing into 2005, the following controls and procedures were implemented in the accounting and finance department.
•	Developed monthly review procedures to review applicable documentation supporting period-end accruals.

•	Developed quarterly review procedures to review invoices to ensure that such invoices were properly accounted for in the correct period.

•	Completed training of accounting and finance personnel to explain accrual methodologies and supporting documentation requirements. Additional training will be provided on a regular basis and updated as considered necessary to reflect changes in the Company’s accounting system.

•	The Company’s internal audit department will perform periodic reviews and audits of the Company’s controls surrounding accruals and cut-off.
Financial Reporting and Close Procedures.
•	The Company intends to design and implement process improvements concerning the Company’s financial reporting and close procedures. In this regard, the Company will conduct training sessions during the fourth quarter of 2005 or early 2006 and on a regular quarterly basis to provide training to its finance and accounting personnel to review procedures for timely and accurate preparation and management review of documentation and schedules to support the Company’s financial reporting and period-end close procedures As discussed above, the additional management personnel to be hired into the department will also help ensure that all documentation necessary for the financial reporting and period end close procedures are properly prepared and reviewed.
Changes in Internal Control over Financial Reporting
     Except for the changes in connection with the remediation subsequent to December 31, 2004 of the material weaknesses described above, there were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.
Report of Independent Registered Public Accounting Firm
     We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Ligand Pharmaceuticals Incorporated and Subsidiaries (the “Company”) did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of the material weaknesses related to the lack of controls and procedures to ensure that revenues are recognized in accordance with generally accepted accounting principles, the lack of controls and procedures to prevent the shipping of short-dated products, the lack of adequate record keeping and documentation of past transactional accounting decisions, the lack of adequate manpower and insufficient qualified accounting personnel to identify and resolve complex accounting issues, the lack of controls over accruals and cut-offs, and the lack of adequate financial reporting and close procedures, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
     A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
     A material weakness is a significant control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment as of December 31, 2004: Management identified deficiencies in the Company’s internal controls and procedures to ensure that revenues are recognized in accordance with generally accepted accounting principles, the lack of controls and procedures to prevent the shipping of short-dated products, the lack of adequate record keeping and documentation of past transactional accounting decisions, the lack of adequate manpower and insufficient qualified accounting personnel to identify and resolve complex accounting issues, the lack of controls over accruals and cut-off, and the lack of adequate financial reporting and close procedures. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 consolidated financial statements, and this report does not affect our report dated November 11, 2005, on those consolidated financial statements.
     In our opinion, management’s assessment that Ligand Pharmaceuticals Incorporated and subsidiaries did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on COSO. Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Ligand Pharmaceuticals Incorporated and subsidiaries has not maintained effective internal control over financial reporting as of December 31, 2004, based on COSO.
     We do not express an opinion or other any form of assurance on management’s statements referring to the remediation steps taken after December 31, 2004.
/s/ BDO Seidman LLP
Costa Mesa, California
November 11, 2005

Item 9B. Other Information
     None.
Item 10. Directors and Executive Officers of the Registrant
Code of Conduct
     The Board of Directors has adopted a Code of Conduct and Ethics Policy (“Code of Conduct”) that applies to all officers, directors and employees. The Company will promptly disclose any material amendment or waiver to the Code of Conduct which affects any corporate officer. The Code of Conduct was filed with the SEC as an exhibit to our report on Form 10-K for the year ended December 31, 2003, and can be accessed via our website (http://www.ligand.com), Corporate Overview page. You may also request a free copy by writing to: Investor Relations, Ligand Pharmaceuticals Incorporated, 10275 Science Center Drive, San Diego, CA 92121.
Section 16(A) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Securities Exchange Act requires the Company’s officers and directors, and persons who own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the SEC and the Nasdaq. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.
     Based solely on review of the copies of such forms furnished to the Company, or written representations that no Forms 5 were required, the Company believes that, during the period from January through December 2004, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were satisfied.
Board of Directors and Executive Officers:
     The names of the directors and executive officers of the Company and their ages, titles and biographies as of August 31, 2005 are set forth below.
     David E. Robinson, 56, has served as President, Chief Executive Officer and a Director since 1991. Since May 1996, Mr. Robinson has also served as Chairman of the Board. Mr. Robinson was Chief Operating Officer at Erbamont, a pharmaceutical company from 1987 to 1990. From 1984 to 1987 Mr. Robinson was President of Adria Laboratories, Erbamont’s North American subsidiary. Before joining Erbamont he was employed in various executive positions for more than 10 years by Abbott Laboratories, most recently as Regional Director of Abbott Europe. Mr. Robinson received his B.A. in political science and history from MacQuaire University, Australia and his M.B.A. from the University of New South Wales, Australia. Mr. Robinson is a Director of BIOCOM San Diego, the Biotechnology Industry Organization and a private company.
     Henry F. Blissenbach, 63, has served as a Director since May 1995 and currently serves as chair of the Board’s Compensation Committee and is a member of the Nominating and Audit Committees. Dr. Blissenbach is currently President and Chief Executive Officer of Bioscrip, Inc., a publicly-held specialty drug distribution company, a position he has held since March 2000, having previously served as President and Chief Operating Officer from May 1997 to March 2000. Previously, Dr. Blissenbach served as President of Diversified Pharmaceutical Services, a division of United Health Care, from 1992 to 1997. He earned his Doctor of Pharmacy (Pharm.D.) degree at the University of Minnesota, College of Pharmacy. He has held an academic appointment in the College of Pharmacy, University of Minnesota, since 1981. Dr. Blissenbach currently serves also as a director of a private not-for-profit company.
     Alexander D. Cross, Ph.D., 73, has served as a Director of Company since March 1991 and currently serves as a member of the Board’s Audit Committee. Dr. Cross has been an independent consultant in the fields of pharmaceuticals and biotechnology since January 1986. Dr. Cross served as President and Chief Executive Officer of Zoecon Corporation, a biotechnology company, from April 1983 to December 1985, and Executive Vice President and Chief Operating Officer from 1979 to 1983. Dr. Cross is a director of Nastech Pharmaceuticals, a publicly-owned company and two private companies. Dr. Cross received his B.Sc., Ph.D. and D.Sc. degrees from the University of Nottingham, England, and is a Fellow of the Royal Society of Chemistry.
     John Groom, 67, has served as a Director since May 1995 and currently serves as the chairman of the Board’s Nominating Committee and is a member of the Compensation Committee. In 2001, Mr. Groom retired as President and Chief Operating Officer of Elan Corporation, plc (“Elan”) having served in that capacity since January 1997. Previously, he was President, Chief Executive Officer and a Director of Athena Neurosciences, Inc. from 1987 until its acquisition by Elan in July 1996. From 1960 until 1985, Mr. Groom was employed by Smith Kline & French Laboratories (“SK&F”), a division of SmithKline Beckman (now GlaxoSmithKline). He held a number of positions at SK&F including President of SK&F International, Vice President, Europe, and Managing Director, United Kingdom. Mr. Groom currently also serves on the Board of Directors of Elan, Amarin Corporation, plc and CV Therapeutics, Inc, which are public companies, and is also a director of a private company. Mr. Groom is a Fellow of the Association of Certified Accountants (UK).
     Irving S. Johnson, Ph.D., 80, has served as a Director since March 1989 and served as a member of the Board’s Compensation and Nominating Committees until March 2005. He currently serves on the Scientific Advisory Board of the Company. Dr. Johnson has been an independent consultant in biomedical research to, and has served as director of, a number of companies since 1989 including service on a number of board committees, including audit. Dr. Johnson has also advised both small and multinational pharmaceutical companies, government and government organizations, institutes and venture capital groups. From 1953 until his retirement in November 1988, Dr. Johnson held various positions with Eli Lilly & Company, a pharmaceutical company, most recently as Vice President of Research from 1973 until 1988. Dr. Johnson holds a Ph.D. in developmental biology from the University of Kansas and a B.S. in chemistry from Washburn Municipal University.
     John W. Kozarich, Ph.D., 56, has served as a Director since March 2003. Dr. Kozarich is President, and Chief Research & Development Officer and a Director of ActivX Biosciences, which he joined in January of 2001. ActivX is a privately held biotechnology company in La Jolla, California. From 1992 to 2001 Dr. Kozarich was vice president at Merck Research Laboratories, where he was responsible for a number of research programs. Dr. Kozarich is also a biotechnology professor at the Scripps Research Institute, and previously held faculty positions at the University of Maryland and Yale University School of Medicine. Dr. Kozarich earned his B.S. in chemistry from Boston College, his Ph.D. in biological chemistry from the Massachusetts Institute of Technology, and was an NIH postdoctoral fellow at Harvard.
     Carl C. Peck, M.D., 63, has served as a Director since May 1997. Dr. Peck has been Professor of Pharmacology and Medicine and Director of the Center for Drug Development Science at Georgetown University Medical Center since September 1994. Dr. Peck was Boerhaave Professor of Clinical Drug Research at Leiden University from November 1993 to July 1995. From October 1987 to November 1993, Dr. Peck was Director, Center for Drug Evaluation and Research of the FDA. He held a number of academic positions prior to October 1987, including Professor of Medicine and Pharmacology, Uniformed Services University, from 1982 to October 1987. Dr. Peck holds an M.D. and a B.S., both from the University of Kansas, as well as an honorary doctorate from the University of Uppsala. Dr. Peck is a director of two private companies.
     Michael A. Rocca, 60, has served as a Director since April 1999 and currently serves as chair of the Board’s Audit Committee. Mr. Rocca was an independent financial consultant from 2000 to 2004 when he retired. Previously he was Senior Vice President and Chief Financial Officer of Mallinckrodt, Inc., a global manufacturer and marketer of specialty medical products, a position he held from April 1994 to October 2000. From 1966 until 1994, Mr. Rocca was employed by Honeywell, Inc., a control technology company. He held a number of positions at Honeywell which included Vice President and Treasurer, Vice President of Finance, Europe, and Vice President and Controller International. Mr. Rocca currently serves on the board of directors of Lawson Software Inc., and St. Jude Medical, Inc., both public companies, as well as a private company. Mr. Rocca earned his BBA in accounting from the University of Iowa.

Certain Executive Officers Who Are Not Directors
     Andres F. Negro-Vilar, M.D., Ph.D., 65, joined the Company in September 1996 as Senior Vice President, Research, and Chief Scientific Officer, became Senior Vice President, Research and Development and Chief Scientific Officer in December 1999 and was elected Executive Vice President, Research and Development and Chief Scientific Officer in May 2003. Prior to joining the Company, Dr. Negro-Vilar was Vice President of Research and Head of the Women’s Health Research Institute for Wyeth-Ayerst Laboratories from 1993 to 1996. From 1983 to 1993, Dr. Negro-Vilar served at the National Institute of Environmental Health Sciences of the National Institutes of Health as the Director of Clinical Programs and Chief of the Laboratory of Molecular and Integrative Neurosciences. Dr. Negro-Vilar received an M.D. from the University of Buenos Aires, Argentina, a Ph.D. in physiology from the University of Sao Paulo, Brazil, and a B.S. in science from Belgrano College.
     Taylor J. Crouch, 46, joined Ligand in May 2005 as Senior Vice President, Operations and President, International and was elected an officer of the Company in July 2005. Prior to joining Ligand, he was President and Chief Operating Officer of Discovery Partners, Inc., a provider of drug discovery technologies, products and services from July 2002 to January 2005. From March 1999 to April 2002, Mr. Crouch was President and Chief Executive Officer at Variagenics, Inc., a pharmacogenomics firm. From January 1991 to March 1999, Mr. Crouch served as Senior Vice President of PAREXEL International Corporation, a contract research organization. Prior to that, he held various positions over eight years with Schering-Plough International and Pfizer. Mr. Crouch received his B.S. in chemical engineering, cum laude, from Princeton University and his M.B.A. in international finance and marketing from The University of Chicago. He is also a director of Bruker BioSciences Corp, a public life sciences company.
     James J. L’Italien, Ph.D., 53, joined the Company in June 2002 as Senior Vice President, Regulatory Affairs and Compliance. Prior to joining Ligand, Dr. L’Italien was Vice President, Global Regulatory Affairs at Baxter BioScience, a division of Baxter Healthcare Corporation. From 1994 to 1998, he served at Amylin Pharmaceuticals, Inc. as Senior Director and then as Vice President, Pharmaceutical Development. Dr. L’Italien also has served as Director, Quality and Technical Affairs at Ortho Biotech, a Johnson & Johnson Company (1991 to 1994) and as Associate Director, Analytical Development at SmithKline Beecham (1987 to 1991). Dr. L’Italien received his Ph.D. in protein biochemistry from Boston University and a B.S. in chemistry from Merrimack College.
     Paul V. Maier, 57, joined the Company in October 1992 as Vice President, Chief Financial Officer and became Senior Vice President, Chief Financial Officer in November 1996. Prior to joining the Company, Mr. Maier served as Vice President, Finance at DFS West, a division of DFS Group, L.P., a private multinational retailer from October 1990 to October 1992. From February 1990 to October 1990, Mr. Maier served as Vice President and Treasurer of ICN Pharmaceuticals, Inc., a pharmaceutical and biotechnology research products company. Mr. Maier held various positions in finance and administration at SPI Pharmaceuticals, Inc., a publicly held subsidiary of ICN Pharmaceuticals Group, from 1984 to 1988, including Vice President, Finance from February 1984 to February 1987. Mr. Maier received an M.B.A. from Harvard Graduate School of Business and a B.S. from Pennsylvania State University.
     William A. Pettit, 56, joined the Company in November 1996 as Senior Vice President, Human Resources and Administration. Prior to joining the Company, Mr. Pettit was Senior Vice President, Human Resources at Pharmacia & Upjohn, Inc., a global pharmaceutical and healthcare company, where he was employed from 1986 to 1996. From 1984 to 1986, Mr. Pettit served as Corporate Director, Human Resources at Browning Ferris Industries, a waste services company. From 1975 to 1984, Mr. Pettit served in various positions at Bristol-Myers Company, now Bristol-Myers Squibb Company, including Director, Human Resources. Mr. Pettit received a B.A. in English from Amherst College.
     Warner R. Broaddus, 42, joined Ligand in November 2001 as Vice President, General Counsel & Secretary. Prior to joining Ligand, Mr. Broaddus served as General Counsel and Secretary of Invitrogen Corporation, a biotechnology reagents & equipment maker, where he was employed from October 1994 to November 2000. In that capacity he had overall responsibility for the company’s legal affairs, including intellectual property, securities and corporate governance. From 1986 to 1990, Mr. Broaddus was an analyst for Morgan Stanley & Co. and UBS

Securities, Inc. (now UBS Warburg). Mr. Broaddus holds a J.D. from the University of San Diego and a B.S. from the University of Virginia.
     Eric S. Groves, M.D., Ph.D., 62, joined Ligand in August 1999 as Vice President, Project Management. From 1994 until joining Ligand, Dr. Groves held a number of positions at Sanofi Pharmaceuticals, most recently as Vice President, Project Direction where he was responsible for the worldwide strategy of and project direction for late-stage Sanofi oncology projects. From May 1991 through October 1994, Dr. Groves had served as Senior Project Director for the research division of Sterling Winthrop Corporation, and served as acting Vice President, Discovery and Clinical Research, Immunoconjugate Division. He was Director, Clinical Research and Development at CETUS Corporation from 1989 through 1991. Dr. Groves received his B.S. degree from Massachusetts Institute of Technology and his Ph.D. in physics from the University of Pennsylvania. He earned his M.D. at the University of Miami and completed an oncology fellowship at the National Cancer Institute.
     Martin D. Meglasson, Ph.D., 55, joined the Company in February 2004 as Vice President, Discovery Research. Prior to joining the Company, Dr. Meglasson was Director of Preclinical Pharmacology and the functional leader for research into urology, sexual dysfunction, and neurological diseases at Pharmacia, Inc. from 1998 to 2003. From 1996 to 1998, Dr. Meglasson served as Director of Endocrine and Metabolic Research and functional leader for diabetes and obesity research at Pharmacia & Upjohn. From 1988 to 1996, he was a researcher in the fields of diabetes and obesity at The Upjohn Co. and Assistant Professor, then Adjunct Associate Professor of Pharmacology at the University of Pennsylvania School of Medicine. Dr. Meglasson received his Ph.D. in pharmacology from the University of Houston.
     Tod G. Mertes, CPA, 40, joined Ligand in May 2001 as Director of Finance and was elected Vice President, Controller and Treasurer of the Company in May 2003. Prior to joining Ligand, Mr. Mertes was Chief Financial Officer at Combio Corporation and prior to Combio spent 12 years with PricewaterhouseCoopers in San Diego, California and Paris, France, most recently as an audit senior manager. Combio subsequently terminated its operations and filed a petition for bankruptcy in 2001. Mr. Mertes is a Certified Public Accountant and received a B.S. in business administration from California Polytechnic State University at San Luis Obispo.
Audit Committee and Audit Committee Financial Expert
     The Audit Committee is comprised of the following non-employee members of the Board of Directors: Michael A. Rocca, Henry F. Blissenbach and Alexander D. Cross, Ph.D. After reviewing the qualifications of all current Committee members and any relationship they may have that might affect their independence from the Company, the Board has determined that (i) all current Committee members are “independent” as that concept is defined under Section 10A of the Exchange Act, (ii) all current Committee members are “independent” as that concept is defined under the NASDAQ National Market listing standards, (iii) all current Committee members have the ability to read and understand financial statements and (iv) Michael A. Rocca qualifies as an “audit committee financial expert.”
Item 11. Executive Compensation
     The following table summarizes the compensation earned by the Named Executive Officers, i.e. the Chief Executive and the next four most highly-compensated executive officers, for services rendered in all capacities to the Company and its subsidiaries for the fiscal years ended December 31, 2004, 2003 and 2002:

SUMMARY COMPENSATION TABLE

					Long-Term
					Compensation
					Awards
					Securities
	Annual Compensation				Underlying
				Other Annual	Options/	All Other
Name and Principal Position	Year	Salary($) (1)	Bonus($)	Compensation ($) (2)	SARs(#)	Compensation(S) (3)
David E. Robinson	2004	643,333	0	188,049	150,000	2,322
Chairman of the Board,	2003	623,333	250,000	334,966	175,000	2,322
President and CEO	2002	600,000	50,000	0	100,000	1,242

Andres F. Negro-Vilar	2004	423,800	70,000	142,987	30,000	3,564
Executive Vice President,	2003	407,500	91,750	211,352	75,000	3,564
Research and Development and Chief Scientific Officer	2002	382,500	75,700	0	30,000	3,564

Giambattista Aliprandi(4)	2004	278,250	48,000	0	10,000	3,564
Senior Vice President,	2003	240,375	73,000	4,000	30,000	3,313
Technical, Supply and International Operations	2002	229,500	48,000	2,500	30,000	3,180

James J. L’Italien(5)	2004	250,800	45,000	909	20,000	1,216
Senior Vice President,	2003	240,000	54,000	0	25,000	1,178
Regulatory & Compliance	2002	120,212	115,000	9,590	80,000	580

Paul V. Maier	2004	304,750	0	31,665	30,000	2,322
Senior Vice President,	2003	287,500	63,250	54,268	75,000	2,322
Chief Financial Officer	2002	273,500	54,200	0	40,000	2,322

(1)	Compensation deferred at the election of the executive, pursuant to the Ligand Pharmaceuticals 401(k) Plan and Ligand Deferred Compensation Plan are included in the year earned.

(2)	Amounts which are not otherwise described in this note represent the value of excess earnings on contributions to the Deferred Compensation Plan that were either paid or for which payment was deferred at the election of the officer. The amounts for 2003 include $4,000 of housing allowance for Mr. Aliprandi. The amounts for 2002 include the following: for Dr. L’Italien, $9,590 of relocation reimbursement; for Mr. Aliprandi, $2,500 of housing allowance.

(3)	Amounts which are not otherwise described in this note for the Named Executive Officers represent the value of life insurance premiums.

(4)	Mr. Aliprandi retired on April 22, 2005. Upon his retirement in April 2005, the Company entered into a one year consulting agreement with Mr. Aliprandi under which he is paid a per-day fee plus expenses. Aggregate fees may not exceed $101,000. The contract was reviewed and ratified by the Audit Committee.

(5)	Dr. L’Italien joined the Company in June 2002. Dr. L’Italien’s bonus for 2002 includes an $85,000 sign on bonus that was paid in 2003.

     Stock Awards. The following table provides information on the option grants made to the Named Executive Officers, i.e. the Chief Executive Officer and the next four most highly-compensated executive officers, during the fiscal year ended December 31, 2004. For all employees (including the executive officers, but excluding the non-employee directors), options to purchase a total of 1,350,843 shares of stock were granted during the same fiscal year. No stock appreciation rights were granted to the Named Executive Officers during that fiscal year.
OPTION/SAR GRANTS IN LAST FISCAL YEAR
Individual Grants

					Potential Realizable
		% of Total			Value at Assumed
	Number of	Options/SARs			Annual Rates of
	Securities	Granted to			Stock Price
	Underlying	Employees in	Exercise or		Appreciation for
	Options/SARs Granted	Fiscal	Base Price	Expiration	Option Term
Name	(#)	Year	($/Sh)	Date	5%($)	10%($)
David E. Robinson	150,000	11.1042	14.39	7/7/14	1,357,469	3,440,093
Andres F. Negro-Vilar	30,000	2.2208	20.70	6/1/14	390,544	989,714
Giambattista Aliprandi	10,000	0.7403	20.70	6/1/14	130,181	329,905
James J. L’Italien	20,000	1.4806	20.70	6/1/14	260,362	659,809
Paul V. Maier	30,000	2.2208	20.70	6/1/14	390,544	989,714
     Each option has a maximum term of 10 years measured from such grant date, subject to earlier termination upon the optionee’s cessation of service with the Company. The shares subject to each option are only exercisable if vested and will vest 12.5% upon six months of service after grant and after that, in 42 monthly installments. The vesting of the shares subject to the options granted to Mr. Robinson will accelerate in connection with his termination of employment under certain circumstances, including a change in control of the Company. The shares subject to the options granted to the other Named Executive Officers will immediately vest in full in the event their employment were to terminate following certain changes in control of the Company. These arrangements are described below in “Employment, Severance and Change of Control Arrangements with Executive Officers.”
     The Plan Administrator may grant tandem stock appreciation rights in connection with option grants which require the holder to elect between the exercise of the underlying option for shares of common stock and the surrender of such option for a distribution from the Company, payable in cash or shares of common stock, based upon the appreciated value of the option shares.
     The exercise price may be paid in cash, in shares of common stock valued at fair market value on the exercise date or through a cashless exercise procedure involving a same-day sale of the purchased shares. The optionee may be permitted, subject to the approval of the plan administrator, to apply a portion of the shares purchased under the option, or to deliver existing shares of common stock, in satisfaction of such tax liability.
     The Company does not provide assurance to any executive officer or any other holder of the Company’s securities that the actual stock price appreciation over the 10-year option term will be at the assumed 5% and 10% levels or at any other defined level. Unless the market price of the common stock does in fact appreciate over the option term, no value will be realized from the option grants made to the executive officers.
     The following table shows information concerning option exercises and holdings for the year ended December 31, 2004 with respect to each of the Named Executive Officers. No stock appreciation rights were exercised by the named Executive Officers during such fiscal year, and no stock appreciation rights were held by them at the end of such fiscal year.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
FISCAL YEAR-END OPTION VALUES

			Number of Securities Underlying
	Shares	Value	Unexercised Options/SARs		Value of Unexercised In-the-Money
	acquired	realized	at December 31, 2004		Options/SARs at December 31, 2004
Name	on exercise	($)	Exercisable (#)	Unexercisable (#)	Exercisable ($)	Unexercisable ($)
David E. Robinson	73,290	323,381	705,208	294,792	715,365	256,885
Andres Negro-Vilar	0	0	319,417	86,458	392,899	110,162
Giambattista Aliprandi	0	0	125,417	44,583	32,800	5,600
James J. L’Italien	8,000	101,130	53,250	63,750	175,339	152,971
Paul V. Maier	47,629	95,346	260,477	90,000	263,230	110,162
     Valued realized on exercise is based upon the market price of the purchased shares on the exercise date less the option exercise price paid for those shares. Value of unexercised in-the-money options is equal to the fair market value of the securities underlying the option at fiscal year-end, $11.64 per share, less the exercise price payable for those securities.
Employment, Severance and Change of Control Arrangements with Named Executive Officers
     In May 1996, the Company entered into an employment agreement with Mr. Robinson pursuant to which he is to be employed as President and Chief Executive Officer. This agreement automatically renewed for three years on May 1, 2005, i.e. until May 1, 2008, and will automatically be renewed for successive additional three year terms unless earlier terminated by the Company or Mr. Robinson. During the remainder of the employment term, Mr. Robinson will receive a base salary per year and annual incentive bonuses based upon his performance and the Company’s attainment of designated performance goals. If Mr. Robinson’s employment is terminated without cause, or if he resigns for specified reasons, such as
•	a change in position, duties and responsibilities without consent,

•	a reduction in salary or benefits, or

•	certain events occurring upon a change in control of the Company, he will be entitled to a severance payment equal to 24 months of base salary, at the rate in effect for him at the time of such termination, and all of his outstanding options will, except under certain limited circumstances, vest and become exercisable for all the option shares on an accelerated basis in connection with his termination of employment, including a termination following a change in control of the Company.
     In September 1996, the Company entered into an employment agreement with Dr. Negro-Vilar pursuant to which he is employed as Executive Vice President, Research and Chief Scientific Officer for an unspecified term. The agreement provides that Dr. Negro-Vilar is an at-will employee. In the event his employment is terminated without cause, he will be entitled to 12 months of salary continuation payments, and all of his outstanding options will immediately vest and become exercisable for all of the option shares.
     In September 1992, Ligand entered into an employment agreement with Paul V. Maier pursuant to which Mr. Maier is employed as Senior Vice President and Chief Financial Officer for an unspecified term. The agreement provides that Mr. Maier is an at-will employee. If Mr. Maier’s employment is terminated by the Company without cause, he will be entitled to six months base salary.

     In June 2002, Ligand entered into an agreement with Mr. L’Italien that provided for a one-time sign-on bonus of $85,000 that was paid in 2003. In May 2003, Ligand entered into an agreement with Mr. Aliprandi that provided for a minimum bonus for 2003 of $73,000. Upon his retirement in April 2005, the Company entered into a 1-year consulting contract with Mr. Aliprandi under which he is paid a per-day fee plus expenses. Aggregate fees under the contract may not exceed $101,000. In May 2005 in connection with his appointment, the Company entered into an agreement with Mr. Crouch whereby he receives an initial annual salary of $310,000, participates in the management bonus plan with a minimum payout of $100,000 in 2006, was awarded an option to purchase 120,000 shares at fair market value on the date of grant and received a $40,000 sign-on bonus.
     The Company has entered into an agreement with each employee holding one or more outstanding options under the 2002 Plan, including each of the Named Executive Officers other than Mr. Robinson, pursuant to which such options will automatically vest on an accelerated basis in the event that such individual’s employment is terminated following:
•	an acquisition of the Company by merger or asset sale or

•	a change in control of the Company effected through a successful tender offer for more than 50% of the Company’s outstanding common stock or through a change in the majority of the Board as a result of one or more contested elections for Board membership.
     The Company has entered into severance agreements with each of the Named Executive Officers and the other executive officers other than Mr. Robinson pursuant to which such individuals will, in the event their employment is involuntarily terminated in connection with a change in control of the Company, receive a severance benefit equal to
•	one times the annual rate of base salary in effect for such officer at the time of involuntary termination plus

•	one times the average of bonuses paid to such officer for services rendered in the two fiscal years immediately preceding the fiscal year of involuntary termination. The severance amount will be payable in 12 monthly installments following the officer’s termination of employment.
Compensation Committee Interlocks and Insider Participation
     Relationships and Independence of the Compensation Committee Members
     During fiscal 2004, the Compensation Committee was composed of Messrs. Blissenbach and Groom and Dr. Johnson. Dr. Johnson resigned from the Compensation Committee in March 2005. No member of the Compensation Committee was at any time during the 2004 fiscal year or at any other time an officer or employee of the Company. No executive officer of the Company served on the board of directors or compensation committee of any entity which has one or more executive officers serving as members of the Company’s Board of Directors or Compensation Committee.
Compensation Committee Report
     The following is the report delivered by the Compensation Committee of the Company’s Board of Directors with respect to the principal factors considered by such Committee in determining the compensation of the Company’s executive officers.
     As members of the Compensation Committee of the Board of Directors, it is our duty to set the base salary of the Company’s executive officers and to administer the Company’s Stock Option/Stock Issuance and Employee Stock Purchase Plans under which grants may be made to the executive officers and other key employees. In addition, we approve the individual bonus programs to be effective for the executive officers each fiscal year.
     General Compensation Policy. Our fundamental policy is to offer the Company’s executive officers competitive compensation opportunities based upon their contribution to the financial success of the Company and their personal performance. It is our objective to have a substantial portion of each officer’s compensation contingent upon the

Company’s performance as well as upon his or her own level of performance. Accordingly, each executive officer’s compensation package is comprised of three elements:
•	base salary which reflects individual performance and is designed primarily to be competitive with salary levels in the industry,

•	annual variable performance awards payable in cash and tied to the achievement of financial performance goals established by the Company, and

•	long-term stock-based incentive awards which strengthen the mutuality of interests between the executive officers and the Company’s stockholders.
As an officer’s level of responsibility increases, it is our intent to have a greater portion of his or her total compensation be dependent upon the Company’s performance and stock price appreciation rather than base salary.
     Factors. The principal factors which we considered in establishing the components of each executive officer’s compensation package for the 2004 fiscal year are summarized below. We may in our discretion apply entirely different factors, particularly different measures of financial performance, in setting executive compensation for future fiscal years, but all compensation decisions will be designed to further the general compensation policy indicated above.
     Base Salary. The base salary for each officer is set on the basis of:
•	industry experience, knowledge and qualifications,

•	the salary levels in effect for comparable positions within the Company’s principal industry marketplace competitors and

•	internal comparability considerations.
     We did not rely upon any one specific compensation survey for comparative compensation purposes. Instead, we made our decisions as to the appropriate market level of base salary for each executive officer on the basis of our understanding of the salary levels in effect for similar positions at those companies with which the Company competes for executive talent. We estimate that the salary levels of the Company’s executive officers range from the 50th percentile to the 90th percentile of the salary levels in effect for comparable positions at those other companies.
     Annual Incentive Compensation. Annual bonuses are earned by each executive officer solely on the basis of the Company’s achievement of the corporate performance targets we establish at the start of the fiscal year. For fiscal year 2004, the performance targets were based upon individual goals supporting key corporate objectives, and each executive was evaluated in relation to his contribution to the attainment of those targets. Accordingly, this element of executive compensation was earned solely on the basis of the Company’s success in achieving the corporate goals.
     Long-Term Incentive Compensation. During 2004, we approved the grant of stock options to certain executive officers under the 2002 Stock Option/Stock Issuance Plan. The grants are designed to align the interests of each executive officer with those of the stockholders and provide each individual with a significant incentive to manage the Company from the perspective of an owner with an equity stake in the business. The number of shares subject to each option grant was based on the officer’s level of responsibilities and relative position in the Company. However, we do not adhere to any specific set of guidelines and determine the size of each grant as circumstances warrant.
     Each grant allows the officer to acquire shares of common stock at the market price on the grant date over a specified period of time, up to 10 years. Accordingly, the option will provide a return to the executive officer only if the market price of the shares appreciates over the option term.

     CEO Compensation. In setting the compensation payable to the Company’s Chief Executive Officer, Mr. Robinson, we have sought to be competitive with other companies in the industry, while at the same time tying a significant percentage of such compensation to the Company’s performance and stock price appreciation. As described above under “Employment, Severance and Change of Control Arrangements with Executive Officers,” an employment agreement between the Company and Mr. Robinson sets forth the terms and conditions, including compensation, governing Mr. Robinson’s employment.
     We established Mr. Robinson’s base salary upon our evaluation of his personal performance and our objective to have his base salary keep pace with salaries being paid to similarly situated chief executive officers. We estimate that his base salary is at the 75th to 90th percentile of the salary levels paid to such other chief executive officers.
     The remaining components of Mr. Robinson’s 2004 fiscal year compensation, however, were entirely dependent upon financial performance and provided no dollar guarantees. No cash bonus was paid to Mr. Robinson for the 2004 fiscal year. It is our objective to have an increasing percentage of Mr. Robinson’s total compensation each year tied to the attainment of performance targets and stock price appreciation on his option shares.
     Compliance with Internal Revenue Code Section 162(m). Section 162(m) of the Internal Revenue Code disallows a tax deduction to publicly held companies for compensation paid to certain of their executive officers, to the extent that compensation exceeds $1.0 million per covered officer in any fiscal year. The limitation applies only to compensation which is not considered to be performance-based. The non-performance based compensation paid in cash to the Company’s executive officers for the 2004 fiscal year did not exceed the $1.0 million limit per officer, and the Compensation Committee does not anticipate that the non-performance based compensation to be paid in cash to the Company’s executive officers for fiscal 2005 will exceed that limit. The 2002 Stock Option/Stock Issuance Plan has been structured so that any compensation paid in connection with the exercise of options grants under that plan with an exercise price equal to the fair market value of the option shares on the grant date will qualify as performance-based compensation, and therefore not subject to the $1.0 million limitation.
     It is the opinion of the Compensation Committee that the executive compensation policies and plans provide the necessary total remuneration program to properly align the Company’s performance and the interests of the Company’s stockholders through the use of competitive and equitable executive compensations in a balanced and reasonable manner, for both the short- and long-term.
     We conclude our report with the acknowledgement that no member of the Compensation Committee is a current officer or employee of the Company or any of its subsidiaries.

COMPENSATION COMMITTEE

HENRY F. BLISSENBACH, CHAIR JOHN GROOM

Performance Graph
     The graph below shows the five-year cumulative total stockholder return assuming the investment of $100 and the reinvestment of dividends, although dividends have not been declared on the common stock, and is based on the returns of the component companies weighted monthly according to their market capitalizations. The graph compares total stockholder returns of the Company’s common stock, of all companies traded on the NASDAQ Stock market, as represented by the NASDAQ Composite® Index, and of the NASDAQ Pharmaceutical Stocks, as prepared by the Center for Research in Security Prices (CRSP) at the University of Chicago. The NASDAQ Pharmaceutical Stocks tracks approximately 250 domestic pharmaceutical stocks within SIC Code 283.
     At December 31, 2004, Ligand’s common stock was traded on the NASDAQ National Market. On September 7, 2005, the Company was delisted from the NASDAQ National Market and is now quoted on the Pink Sheets.
     The stockholder return shown on the graph below is not necessarily indicative of future performance and the Company will not make or endorse any predictions as to future stockholder returns.

	12/31/99	12/31/00	12/31/01	12/31/02	12/31/03	12/31/04
Ligand	100.00%	108.74%	139.03%	41.71%	114.10%	90.41%

NASDAQ Composite	100.00%	60.71%	47.93%	32.82%	49.23%	53.46%

NASDAQ Pharmaceutical Stocks	100.00%	124.73%	106.31%	68.69%	100.69%	107.25%

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
     The following table shows, based on information we have, the beneficial ownership of the Company’s common stock as of August 31, 2005, by
•	all persons who are beneficial owners of 5% or more of the Company’s common stock,

•	each director and nominee for director,

•	the Named Executive Officers and

•	all current directors and executive officers as a group.
     Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned, subject to community property laws, where applicable. Percentage of ownership is based on 74,131,283 shares of common stock outstanding on August 31, 2005. Shares of common stock underlying options and convertible notes includes options which are currently exercisable or will become exercisable and convertible notes which are currently convertible or will become convertible within 60 days after August 31, 2005, are deemed outstanding for computing the percentage of the person or group holding such options, but are not deemed outstanding for computing the percentage of any other person or group. The address for individuals for whom an address is not otherwise indicated is 10275 Science Center Drive, San Diego, CA 92121.

		Shares Beneficially
	Number of Shares	Owned via Options,
	Beneficially	Warrants or	Percent of
Beneficial Owner	Owned	Convertible Notes	Class Owned
Orbimed Advisors LLC(1)	6,384,824	—	8.61%
767 Third Avenue, 30th Floor New York, NY 10017

Vanguard Horizon Funds(2)	5,220,900	—	7.04%
P.O.Box 2600 V26 Valley Forge, PA 19482

Barclays Global Investors NA(3)	4,719,605	—	6.37%
45 Fremont St., 17th Floor San Francisco, CA 94105

Janus Capital Management LLC(4)	4,418,275	—	5.96%
100 Fillmore Street 2nd Floor Denver, CO 80206-4923

Dorset Management/David M. Knott(5)	4,247,262	—	5.73%
485 Underhill Blvd., Ste. 205 Syosset, NY 11791-3419

Maverick Capital Ltd. (6)	3,761,431	—	5.07%
300 Crescent Court, 18th Floor Dallas, TX 75201

Henry F. Blissenbach	100,739	95,739	*

Alexander D. Cross	128,031	91,387	*

John Groom	120,338	104,101	*

Irving S. Johnson	110,546	87,617	*

John W. Kozarich	40,525	35,525	*

Carl C. Peck	108,721	102,721	*

Michael A. Rocca	82,799	74,799	*

David E. Robinson	1,296,301	884,376	1.73%

Giambattista Aliprandi†	170,000	170,000	*

James J. L’Italien	92,625	92,625	*

Paul V. Maier	422,075	322,352	*

Andres F. Negro-Vilar	384,983	377,750	*

Directors and executive officers as a group† (17 persons)	3,425,485	2,794,119	4.45%
(footnotes on next page.)

*	Less than 1%

†	Mr. Aliprandi retired from the Company in April 2005. The total ownership for current executive officers excludes Mr. Aliprandi but includes Mr. Crouch who joined the Company in May 2005.

(1)	Pursuant to a Schedule 13G/A filed February 14, 2005 by Orbimed Advisors LLC which reported shared voting and dispositive power over 6,384,824 shares.

(2)	Pursuant to a Schedule 13G filed February 11, 2005 by Vanguard Horizon Funds which reported sole voting power over 5,220,900 shares.

(3)	Pursuant to a Schedule 13G filed February 14, 2005 by Barclays Global Investors NA, which reported group aggregate sole voting power over 4,427,746 shares and dispositive power over 4,719,605 shares.

(4)	Pursuant to a Schedule 13G filed February 15, 2005 by Janus Capital Management LLC, which reported sole voting and dispositive power over 4,418,275 shares.

(5)	Pursuant to a Schedule 13G filed May 12, 2005 by David M. Knott which reported sole voting power over 3,606,988 shares, shared voting power over 640,274 shares, sole dispositive power over 3,834,677 shares and shared dispositive power over 412,585 shares.

(6)	Pursuant to a Schedule 13G filed February 14, 2005 by Maverick Capital Ltd. which reported shared voting and dispositive power over 3,761,431 shares.
Securities authorized for issuance under equity compensation plans
     We have two compensation plans approved by stockholders under which our equity securities are authorized for issuance to employees or directors in exchange for goods or services: The 2002 Stock Option/Stock Issuance Plan (effective May 16, 2002) which is the successor plan to the 1992 Stock Option/Stock Issuance Plan; and The 2002 Employee Stock Purchase Plan (effective July 1, 2002) which is the successor plan to the 1992 Employee Stock Purchase Plan. Set forth below is information as of December 31, 2004 with respect to our compensation plans described above under which equity securities of the Company are authorized for issuance.

(c)
Number of securities
	(a)		remaining available for future
	Number of securities to be	(b)	issuance under equity
	issued upon exercise of	Weighted-average exercise	compensation plans
	outstanding options,	price of outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Equity compensation plans approved by security holders	6,714,069	$ 12.1127	656,532 (1)
Equity compensation plans not approved by security holders (2)	—	—	—

	6,714,069	$ 12.1127	656,532

(1)	At December 31, 2004, 452,577and 203,955 shares were available under the 2002 Option Plan and the 2002 Employee Stock Purchase Plan, respectively, for future grants of stock options or sale of stock.

(2)	There were no equity compensation plans at December 31, 2004 (including individual compensation arrangements) not approved by the Company’s security holders.

Item 13. Certain Relationships and Related Transactions.
     In 1996, the Board adopted a shareholders rights plan (the “Rights Plan”) which provides for a dividend distribution of one preferred share purchase right (a “Right”) on each outstanding share of our common stock. Each Right entitles stockholders to buy 1/1000th of a share of Ligand Series A Participating Preferred Stock at an exercise price of $100, subject to adjustment. In September 2002, the Board amended the Rights Plan, reducing from 20% to 10% the “trigger” percentage of outstanding shares which, if acquired, would permit the rights to be exercised. Generally, the Rights become exercisable following the tenth day after a person or group announces acquisition of 10% or more of the common stock, or announces commencement of a tender offer, the consummation of which would result in ownership by the person or group of 10% or more of the common stock. In connection with our September 1998 agreements with Elan, we amended the Rights Plan to provide that the Rights would not become exercisable by reason of Elan’s (i) beneficial ownership on or before November 9, 2005 of up to 25% of the Common Stock or (ii) beneficial ownership after November 9, 2005 of a percentage of our common stock equal to its beneficial ownership on that date, to the extent such ownership exceeds 10%. These provisions related to Elan’s ownership were removed by an amendment to the Rights Plan in March 2004, following Elan’s divestiture in 2003 of all of its Ligand stock.
     Certain holders of the common stock, and the common stock issuable upon exercise of warrants and other convertible securities, are entitled to registration rights with respect to such stock.
     We have entered into employment agreements with each of Messrs. Robinson, Maier and Negro-Vilar and we have separate severance agreements with each of the Named Executive Officers and the other executive officers, except Mr. Robinson. Please see “Employment, Severance and Change of Control Arrangements with Executive Officers” above for more details regarding these agreements. In October 2002 the Company engaged RNV Associates, Inc. a corporation controlled by Rosa Negro-Vilar, the spouse of Dr. Negro-Vilar, for clinical development consulting services. The contract was renewed for one year in October 2003 and again in October 2004 and was terminated in January 2005. During 2004, Rosa Negro-Vilar received aggregate payments of $154,001. The contract and renewals were reviewed and approved by the Audit Committee.
     Upon his retirement in April 2005, the Company entered into a one-year consulting contract with Mr. Aliprandi under which he is paid a per-day fee plus expenses. Aggregate fees under the contract may not exceed $101,000. The contract was reviewed and ratified by the Audit Committee.
     Our bylaws provide that the Company will indemnify its directors and executive officers and may indemnify its other officers, employees and other agents to the fullest extent permitted by the Delaware General Corporation Law. The Company is also empowered under its bylaws to enter into indemnification contracts with its directors and officers and to purchase insurance on behalf of any person whom it is required or permitted to indemnify. Pursuant to this provision, the Company has entered into indemnity agreements with each of its directors and officers.
     In addition, the Company’s certificate of incorporation provides that to the fullest extent permitted by Delaware law, the Company’s directors will not be liable for monetary damages for breach of the directors’ fiduciary duty of care to the Company and its stockholders. This provision in the Certificate of Incorporation does not eliminate the duty of care, and in appropriate circumstances equitable remedies such as an injunction or other forms of non-monetary relief would remain available under Delaware law. Each director will continue to be subject to liability for breach of the director’s duty of loyalty to the Company, for acts or omissions not in good faith or involving intentional misconduct or knowing violations of law, for acts or omissions that the director believes to be contrary to the best interests of the Company or its stockholders, for any transaction from which the director derived an improper personal benefit, for acts or omissions involving a reckless disregard for the director’s duty to the Company or its stockholders when the director was aware or should have been aware of a risk of serious injury to the Company or its stockholders, for acts or omissions that constitute an unexcused pattern of inattention that amounts to an abdication of the director’s duty to the Company or its stockholders, for improper transactions between the director and the Company and for improper distributions to stockholders and loans to directors and officers. This provision also does not affect a director’s responsibilities under any other laws, such as the federal securities laws or state or federal environmental laws.

     All future transactions between the Company and its officers, directors, principal stockholders and affiliates will be approved by the Audit Committee or a majority of the independent and disinterested members of the Board of Directors.
Item 14. Principal Accountant Fees and Services.
     On September 27, 2004, the Company appointed BDO Seidman, LLP as its independent registered public accounting firm to replace Deloitte & Touche, LLP which resigned effective August 5, 2004. The aggregate fees billed by BDO Seidman, LLP for professional services rendered in 2004 are summarized in the following table:

2004
Audit fees (1)	$575,883
Audit-related fees (2)	21,027
Tax fees (3)	37,681
All other fees	—

$634,591

(1)	Audit Fees consist of fees for professional services rendered for the audit of the Company’s consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided in connection with statutory and regulatory filings or engagements. In 2004, audit fees include fees for professional services rendered for the audits of (i) management’s assessment of the effectiveness of internal control over financial reporting and (ii) the effectiveness of internal control over financial reporting.

(2)	Audit-related Fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our consolidated financial statements but are not reported under “Audit Fees.” Such fees include, among other things, employee benefit plan audits and certain consultations concerning financial accounting and reporting standards.

(3)	Tax Fees consist of fees for professional services rendered for assistance with federal, state and international tax compliance.
     BDO Seidman, LLP also billed the Company approximately $1.5 million for professional services rendered in connection with the re-audits of the Company’s financial statements for the years ended December 31, 2003 and 2002.
     In considering the nature of the services provided by BDO Seidman, LLP, the Audit Committee determined that such services are compatible with the provision of independent audit services. The Audit Committee discussed these services with BDO Seidman, LLP and Company management to determine that they are permitted under the rules and regulation concerning auditor independence promulgated by the U.S. Securities and Exchange Commission (the “SEC”) to implement the Sarbanes-Oxley Act of 2002, as well as the American Institute of Certified Public Accountants.
     The services performed by BDO Seidman, LLP in 2004 were pre-approved in accordance with the requirements of the Audit Committee Charter approved by the Audit Committee at its meeting.
     Except as stated above, there were no other fees billed by BDO Seidman, LLP for 2004. The Audit Committee considers the provision of these services to be compatible with maintaining the independence of the Company’s independent auditors. None of the fees paid to the independent auditors under the categories Audit-related fees, and Tax fees described above were approved by the Audit Committee after services were rendered pursuant to the de minimus exception established by the SEC.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a)	The following documents are included as part of this Annual Report on Form 10-K.
(1)	Financial statements
Index to Consolidated Financial Statements
Independent Auditors’ Report
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Stockholders’ Equity (Deficit)
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
(2) Schedules not included herein have been omitted because they are not applicable or the required information is in the consolidated financial statements or notes thereto.
(3) The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

Exhibit Number	Description
2.1 (1)	Agreement and Plan of Reorganization dated May 11, 1998, by and among the Company, Knight Acquisition Corp. and Seragen, Inc. (Filed as Exhibit 2.1).

2.2 (1)	Option and Asset Purchase Agreement, dated May 11, 1998, by and among the Company, Marathon Biopharmaceuticals, LLC, 520 Commonwealth Avenue Real Estate Corp. and 660 Corporation. (Filed as Exhibit 10.3).

2.3 (19)	Asset Purchase Agreement among CoPharma, Inc., Marathon Biopharmaceuticals, Inc., Seragen, Inc. and the Company dated January 7, 2000. (The schedules referenced in this agreement have not been included because they are either disclosed in such agreement or do not contain information which is material to an investment decision (with certain confidential portions omitted). The Company agrees to furnish a copy of such schedules to the Commission upon request.)

2.5 (1)	Form of Certificate of Merger for acquisition of Seragen, Inc. (Filed as Exhibit 2.2).

3.1 (1)	Amended and Restated Certificate of Incorporation of the Company. (Filed as Exhibit 3.2).

3.2 (1)	Bylaws of the Company, as amended. (Filed as Exhibit 3.3).

3.3 (2)	Amended Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Company.

3.5 (31)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company dated June 14, 2000.

3.6 (3)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company dated September 30, 2004.

4.1 (4)	Specimen stock certificate for shares of Common Stock of the Company.

4.2 (16)	Preferred Shares Rights Agreement, dated as of September 13, 1996, by and between the Company and Wells Fargo Bank, N.A. (Filed as Exhibit 10.1).

4.3 (13)	Amendment to Preferred Shares Rights Agreement, dated as of November 9, 1998, between the Company and ChaseMellon Shareholder Services, L.L.C., as Rights Agent. (Filed as Exhibit 99.1).

Exhibit Number	Description
4.4 (17)	Second Amendment to the Preferred Shares Rights Agreement, dated as of December 23, 1998, between the Company and ChaseMellon Shareholder Services, L.L.C., as Rights Agent (Filed as Exhibit 1).

4.7 (37)	Fourth Amendment to the Preferred Shares Rights Agreement and Certification of Compliance with Section 27 Thereof, dated as of October 3, 2002, between the Company and Mellon Investor Services LLC, as Rights Agent.

4.9 (38)	Indenture dated November 26, 2002, between Ligand Pharmaceuticals Incorporated and J.P. Morgan Trust Company, National Association, as trustee, with respect to the 6% convertible subordinated notes due 2007. (Filed as Exhibit 4.3).

4.10 (38)	Form of 6% Convertible Subordinated Note due 2007. (Filed as Exhibit 4.4).

4.11 (38)	Pledge Agreement dated November 26, 2002, between Ligand Pharmaceuticals Incorporated and J.P. Morgan Trust Company, National Association. (Filed as Exhibit 4.5).

4.12 (38)	Control Agreement dated November 26, 2002, among Ligand Pharmaceuticals Incorporated, J.P. Morgan Trust Company, National Association and JP Morgan Chase Bank. (Filed as Exhibit 4.6).

4.13 (5)	Amended and Restated Preferred Shares Rights Agreement dated as of March 20, 2004, which includes as Exhibit A the Form of Rights Certificate and as Exhibit B the Summary of Rights.

10.3 (4)	Form of Stock Issuance Agreement.

10.30 (4)	Form of Proprietary Information and Inventions Agreement.

10.31 (4)	Agreement, dated March 9, 1992, between the Company and Baylor College of Medicine (with certain confidential portions omitted).

10.33 (4)	License Agreement, dated November 14, 1991, between the Company and Rockefeller University (with certain confidential portions omitted).

10.34 (4)	License Agreement and Bailment, dated July 22, 1991, between the Company and the Regents of the University of California (with certain confidential portions omitted).

10.35 (4)	Agreement, dated May 1, 1991, between the Company and Pfizer Inc (with certain confidential portions omitted).

10.36 (4)	License Agreement, dated July 3, 1990, between the Company and the Brigham and Woman’s Hospital, Inc. (with certain confidential portions omitted).

10.38 (4)	License Agreement, dated January 5, 1990, between the Company and the University of North Carolina at Chapel Hill (with certain confidential portions omitted).

10.41 (4)	License Agreement, dated October 1, 1989, between the Company and Institute Pasteur (with certain confidential portions omitted).

10.43 (4)	License Agreement, dated June 23, 1989, between the Company and La Jolla Cancer Research Foundation (with certain confidential portions omitted).

10.44 (4)	License Agreement, dated October 20, 1988, between the Company and the Salk Institute for Biological Studies, as amended by Amendment to License Agreement dated September 15, 1989, Second Amendment to License Agreement, dated December 1, 1989 and Third Amendment to License Agreement dated October 20, 1990 (with certain confidential portions omitted).

10.46 (4)	Form of Indemnification Agreement between the Company and each of its directors.

10.47 (4)	Form of Indemnification Agreement between the Company and each of its officers.

10.58 (4)	Stock Purchase Agreement, dated September 9, 1992, between the Company and Glaxo, Inc.

Exhibit Number	Description
10.59 (4)	Research and Development Agreement, dated September 9, 1992, between the Company and Glaxo, Inc. (with certain confidential portions omitted).

10.60 (4)	Stock Transfer Agreement, dated September 30, 1992, between the Company and the Rockefeller University.

10.61 (4)	Stock Transfer Agreement, dated September 30, 1992, between the Company and New York University.

10.62 (4)	License Agreement, dated September 30, 1992, between the Company and the Rockefeller University (with certain confidential portions omitted).

10.67 (4)	Letter Agreement, dated September 11, 1992, between the Company and Mr. Paul Maier.

10.73 (21)	Supplementary Agreement, dated October 1, 1993, between the Company and Pfizer, Inc. to Agreement, dated May 1, 1991.

10.78 (23)	Research, Development and License Agreement, dated July 6, 1994, between the Company and Abbott Laboratories (with certain confidential portions omitted). (Filed as Exhibit 10.75).

10.82 (23)	Research, Development and License Agreement, dated September 2, 1994, between the Company and American Home Products Corporation, as represented by its Wyeth-Ayerst Research Division (with certain confidential portions omitted). (Filed as Exhibit 10.77).

10.83 (23)	Option Agreement, dated September 2, 1994, between the Company and American Home Products Corporation, as represented by its Wyeth-Ayerst Research Division (with certain confidential portions omitted). (Filed as Exhibit 10.80).

10.93 (6)	Indemnity Agreement, dated June 3, 1995, between the Company, Allergan, Inc. and Allergan Ligand Retinoid Therapeutics, Inc.

10.97 (6)	Research, Development and License Agreement, dated December 29, 1994, between SmithKline Beecham Corporation and the Company (with certain confidential portions omitted).

10.98 (6)	Stock and Note Purchase Agreement, dated February 2, 1995, between SmithKline Beecham Corporation, S.R. One, Limited and the Company (with certain confidential portions omitted).

10.140 (28)	Promissory Notes, General Security Agreements and a Credit Terms and Conditions letter dated March 31, 1995, between the Company and Imperial Bank (Filed as Exhibit 10.101).

10.146 (24)	Amendment to Research and Development Agreement, dated January 16, 1996, between the Company and American Home Products Corporation, as amended.

10.148 (24)	Lease, dated July 6, 1994, between the Company and Chevron/Nexus partnership, First Amendment to lease dated July 6, 1994.

10.149 (25)	Successor Employment Agreement, signed May 1, 1996, between the Company and David E. Robinson.

10.150 (7)	Master Lease Agreement, signed May 30, 1996, between the Company and USL Capital Corporation.

10.151 (25)	Settlement Agreement and Mutual Release of all Claims, signed April 20, 1996, between the Company and Pfizer, Inc. (with certain confidential portions omitted).

10.152 (25)	Letter Amendment to Abbott Agreement, dated March 14, 1996, between the Company and Abbott Laboratories (with certain confidential portions omitted).

10.153 (26)	Letter Agreement, dated August 8, 1996, between the Company and Dr. Andres Negro-Vilar.

Exhibit Number	Description
10.155 (7)	Letter Agreement, dated November 4, 1996, between the Company and William Pettit.

10.157 (7)	Master Lease Agreement, signed February 13, 1997, between the Company and Lease Management Services.

10.158 (7)	Lease, dated March 7, 1997, between the Company and Nexus Equity VI LLC.

10.161 (29)	Settlement Agreement, License and Mutual General Release between Ligand Pharmaceuticals and SRI/LJCRF, dated August 23, 1995 (with certain confidential portions omitted).

10.163 (30)	Extension of Master Lease Agreement between Lease Management Services and Ligand Pharmaceuticals dated July 29, 1997.

10.164 (27)	Third Amendment to Agreement, dated September 2, 1997, between the Company and American Home Products Corporation.

10.165 (8)	Amended and Restated Technology Cross License Agreement, dated September 24, 1997, among the Company, Allergan, Inc. and Allergan Ligand Retinoid Therapeutics, Inc.

10.167 (8)	Development and License Agreement, dated November 25, 1997, between the Company and Eli Lilly and Company (with certain confidential portions omitted).

10.168 (8)	Collaboration Agreement, dated November 25, 1997, among the Company, Eli Lilly and Company, and Allergan Ligand Retinoid Therapeutics, Inc. (with certain confidential portions omitted).

10.169 (8)	Option and Wholesale Purchase Agreement, dated November 25, 1997, between the Company and Eli Lilly and Company (with certain confidential portions omitted).

10.171 (8)	First Amendment to Option and Wholesale Purchase Agreement dated February 23, 1998, between the Company and Eli Lilly and Company (with certain confidential portions omitted).

10.172 (8)	Second Amendment to Option and Wholesale Purchase Agreement, dated March 16, 1998, between the Company and Eli Lilly and Company (with certain confidential portions omitted).

10.176 (10)	Secured Promissory Note, dated March 7, 1997, in the face amount of $3,650,000, payable to the Company by Nexus Equity VI LLC. (Filed as Exhibit 10.1).

10.177 (10)	Amended memorandum of Lease effective March 7, 1997, between the Company and Nexus Equity VI LLC. (Filed as Exhibit 10.2).

10.178 (10)	First Amendment to Lease, dated March 7, 1997, between the Company and Nexus Equity VI LLC. (Filed as Exhibit 10.3).

10.179 (10)	First Amendment to Secured Promissory Note, date March 7, 1997, payable to the Nexus Equity VI LLC. (Filed as Exhibit 10.4).

10.184 (11)	Letter agreement, dated May 11, 1998, by and among the Company, Eli Lilly and Company and Seragen, Inc. (Filed as Exhibit 99.6).

10.185 (1)	Amendment No. 3 to Option and Wholesale Purchase Agreement, dated May 11, 1998, by and between Eli Lilly and Company and the Company. (Filed as Exhibit 10.6).

10.186 (1)	Agreement, dated May 11, 1998, by and among Eli Lilly and Company, the Company and Seragen, Inc. (Filed as Exhibit 10.7).

10.188 (11)	Settlement Agreement, dated May 1, 1998, by and among Seragen, Inc., Seragen Biopharmaceuticals Ltd./Seragen Biopharmaceutique Ltee, Sofinov Societe Financiere D’Innovation Inc., Societe Innovatech Du Grand Montreal, MDS Health Ventures Inc., Canadian Medical Discoveries Fund Inc., Royal Bank Capital Corporation and Health Care and Biotechnology Venture Fund (Filed as Exhibit 99.2).

Exhibit Number	Description
10.189 (11)	Accord and Satisfaction Agreement, dated May 11, 1998, by and among Seragen, Inc., Seragen Technology, Inc., Trustees of Boston University, Seragen LLC, Marathon Biopharmaceuticals, LLC, United States Surgical Corporation, Leon C. Hirsch, Turi Josefsen, Gerald S.J. and Loretta P. Cassidy, Reed R. Prior, Jean C. Nichols, Elizabeth C. Chen, Robert W. Crane, Shoreline Pacific Institutional Finance, Lehman Brothers Inc., 520 Commonwealth Avenue Real Estate Corp. and 660 Corporation (Filed as Exhibit 99.4).

10.191 (10)	Letter of Agreement dated September 28, 1998 among the Company, Elan Corporation, plc and Elan International Services, Ltd. (with certain confidential portions omitted), (Filed as Exhibit 10.5).

10.198 (14)	Stock Purchase Agreement by and between the Company and Warner-Lambert Company dated September 1, 1999 (with certain confidential portions omitted). (Filed as Exhibit 10.2).

10.200 (14)	Nonexclusive Sublicense Agreement, effective September 8, 1999, by and among Seragen, Inc., Hoffmann-La Roche Inc. and F. Hoffmann-La Roche Ltd. (with certain confidential portions omitted). (Filed as Exhibit 10.4).

10.203 (14)	License Agreement effective June 30, 1999 by and between the Company and X-Ceptor Therapeutics, Inc. (with certain confidential portions omitted). (Filed as Exhibit 10.7).

10.218 (18)	Royalty Stream Purchase Agreement dated as of December 31, 1999 among Seragen, Inc., the Company, Pharmaceutical Partners, L.L.C., Bioventure Investments, Kft, and Pharmaceutical Royalties, LLC. (with certain confidential portions omitted).

10.220 (19)	Research, Development and License Agreement by and between Organon Company and Ligand Pharmaceuticals Incorporated dated February 11, 2000 (with certain confidential portions omitted).

10.224 (20)	Research, Development and License Agreement by and between Bristol Myers Squibb Company and Ligand Pharmaceuticals Incorporated dated May 19, 2000 (with certain confidential portions omitted).

10.230 (31)	Amended and Restated Registration Rights Agreement, dated as of June 29, 2000 among the Company and certain of its investors.

10.231 (2)	Marketing and Distribution Agreement with Ferrer Internacional S.A. to market and distribute Ligand Pharmaceuticals Incorporated products in Spain, Portugal and Greece. (Filed as Exhibit 10.3).

10.232 (2)	Marketing and Distribution Agreement with Ferrer Internacional S.A. to market and distribute Ligand Pharmaceuticals Incorporated products in Central and South America. (Filed as Exhibit 10.4).

10.233 (32)	Second Amendment to the Research, Development and License Agreement, dated as of September 2, 1994, between the Company and American Home Products Corporation (with certain confidential portions omitted).

10.234 (32)	Fourth Amendment to the Research, Development and License Agreement, dated as of September 2, 1994, between the Company and American Home Products Corporation (with certain confidential portions omitted).

10.235 (32)	Distributorship Agreement, dated February 29, 2001, between the Company and Elan Pharma International Limited (with certain confidential portions omitted).

10.238 (33)	Letter Agreement, dated May 17, 2001, between the Company and Gian Aliprandi.

10.239 (33)	Research, Development and License Agreement by and between the Company and TAP Pharmaceutical Products Inc. dated June 22, 2001 (with certain confidential portions omitted).

10.240 (34)	Letter Agreement, dated December 13, 2001, between the Company and Warner R. Broaddus, Esq.

Exhibit Number	Description
10.242 (34)	First Addendum to Amended and Restated Registration Rights Agreement dated June 29, 2000, effective as of December 20, 2001.

10.244 (35)	Second Addendum to Amended and Restated Registration Rights Agreement dated June 29, 2000, effective as of March 28, 2002.

10.245 (35)	Purchase Agreement, dated March 6, 2002, between the Company and Pharmaceutical Royalties International (Cayman) Ltd.

10.246 (36)	Amended and Restated License Agreement Between The Salk Institute for Biological Studies and the Company (with certain confidential portions omitted).

10.247 (37)	Amendment Number 1 to Purchase Agreement, dated July 29, 2002, between the Company and Pharmaceutical Royalties International (Cayman) Ltd.

10.250 (40)	Amended and Restated License and Supply Agreement, dated December 6, 2002, between the Company, Elan Corporation, plc and Elan Management Limited (with certain confidential portions omitted).

10.252 (40)	Amendment Number 1 to Amended and Restated Registration Rights Agreement, dated November 12, 2002, between the Company and Elan Corporation plc and Elan International Services, Ltd.

10.253 (40)	Second Amendment to Purchase Agreement, dated December 19, 2002, between the Company and Pharmaceuticals Royalties International (Cayman) Ltd.

10.254 (40)	Amendment Number 3 to Purchase Agreement, dated December 30, 2002, between the Company and Pharmaceuticals Royalties International (Cayman) Ltd. (with certain confidential portions omitted).

10.255 (40)	Purchase Agreement, dated December 30, 2002, between the Company and Pharmaceuticals Royalties International (Cayman) Ltd. (with certain confidential portions omitted).

10.256 (41)	Co-Promotion Agreement, dated January 1, 2003, by and between the Company and Organon Pharmaceuticals USA Inc. (with certain confidential portions omitted).

10.257 (42)	Letter Agreement, dated June 26, 2002, between the Company and James J. L’Italien, Ph.D.

10.258 (42)	Letter Agreement, dated May 20, 2003, between the Company and Tod G. Mertes.

10.259 (42)	Amendment No. 2 to Amended and Restated Registration Rights Agreement, dated June 25, 2003.

10.261 (43)	Letter Agreement, dated July 1, 2003, between the Company and Paul V. Maier.

10.262 (43)	Letter Agreement, dated July 1, 2003, between the Company and Ronald C. Eld.

10.263 (43)	Separation Agreement and General Release, effective July 10, 2003, between the Company and Thomas H. Silberg (with certain confidential portions omitted).

10.264 (44)	Option Agreement Between Investors Trust & Custodial Services (Ireland) Ltd., as Trustee for Royalty Pharma, Royalty Pharma Finance Trust and the Company, dated October 1, 2003 (with certain confidential portions omitted).

10.265 (44)	Amendment to Purchase Agreement Between Royalty Pharma Finance Trust and the Company, dated October 1, 2003 (with certain confidential portions omitted).

10.266 (44)	Manufacture and Supply Agreement between Seragen and Cambrex Bio Science Hopkinton, Inc., dated October 11, 2003 (with certain confidential portions omitted).

10.267 (9)	2002 Stock Incentive Plan, dated May 16, 2002 (as amended through June 4, 2004).

Exhibit Number	Description
10.268 (44)	2002 Employee Stock Purchase Plan, dated July 1, 2002 (as amended through June 30, 2003).

10.269 (44)	Form of Stock Option Agreement.

10.270 (44)	Form of Employee Stock Purchase Plan Stock Purchase Agreement.

10.271 (44)	Form of Automatic Stock Option Agreement.

10.272 (44)	Form of Director Fee Stock Option Agreement.

10.273 (45)	Letter Agreement, dated as of February 26, 2004, between the Company and Martin Meglasson.

10.274 (45)	Adoption Agreement for Smith Barney Inc. Execchoice (R) Nonqualified Deferred Compensation Plan.

10.275 (45)	Commercial Supply Agreement, dated February 27, 2004, between Seragen Incorporated and Holister-Stier Laboratories LLC (with certain confidential portions omitted).

10.276 (45)	Manufacturing and Packaging Agreement, dated February 13, 2004 between Cardinal Health PTS, LLC and the Company (with certain confidential portions omitted).

10.277 (45)	Letter Agreement, dated July 1, 2003 between the Company and William A. Pettit.

10.278	Letter Agreement, dated as of October 1, 2004, between the Company and Eric S. Groves

10.279	Form of Distribution, Storage, Data and Inventory Management Services Agreement.

10.280	Amendment Number 1 to the Option Agreement between Investors Trust & Custodial Services (Ireland) Ltd., solely in its capacity as Trustee for Royalty Pharma, Royalty Pharma Finance Trust and Ligand Pharmaceuticals Incorporated dated November 5, 2004.

10.281	Amendment to Agreement among Ligand Pharmaceuticals Incorporated, Seragen, Inc. and Eli Lilly and Company dated November 8, 2004

10.282	Amendment to Purchase Agreement between Royalty Pharma Finance Trust, Ligand Pharmaceuticals Incorporated, & Investors Trust and Custodial Services (Ireland) Ltd., solely in its capacity as Trustee of Royalty Pharma dated November 5, 2004.

14.1 (44)	Code of Business Conduct and Ethics

21.1	Subsidiaries of Registrant (See Item 1 — Description of Business).

23.1	Consent of BDO Seidman, LLP

24.1	Power of Attorney (See page 240)

31.1	Certification by Principal Executive Officer, Pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Principal Financial Officer, Pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Principal Executive Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Principal Financial Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Registration Statement on Form S-4 (No. 333-58823) filed on July 9, 1998.

(2)	This exhibit was previously filed as part of and is hereby incorporated by reference to same numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 1999.

(3)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s quarterly report on Form 10-Q for the period ended September 30, 2004.
(4)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Registration Statement on Form S-1 (No. 33-47257) filed on April 16, 1992 as amended.
(5)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Form 8-A 12G/A, filed on April 6, 2004.
(6)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Registration Statement on Form S-1/S-3 (No. 33-87598 and 33-87600) filed on December 20, 1994, as amended.
(7)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Annual Report on Form 10-K for the period ended December 31, 1996.
(8)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Annual Report on Form 10-K for the period ended December 31, 1997.
(9)	This exhibit was previously filed as part of, and is hereby incorporated by reference to Exhibit 99.1 filed with the Company’s Registration Statement on Form S-8 (333-117129) on July 2, 2004.
(10)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 1998.
(11)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Current Report on Form 8-K of Seragen, Inc. filed on May 15, 1998.
(12)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Annual Report on Form 10-K for the period ended December 31, 1998.
(13)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Registration Statement on Form 8-A/A Amendment No. 1 (No. 0-20720) filed on November 10, 1998.
(14)	This exhibit was previously filed as part of and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 1999.
(15)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Schedule 13D of Elan Corporation, plc, filed on January 6, 1999, as amended.
(16)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Registration Statement on Form S-3 (No. 333-12603) filed on September 25, 1996, as amended.
(17)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Registration Statement on Form 8-A/A Amendment No. 2 (No. 0-20720) filed on December 24, 1998.
(18)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Annual Report on Form 10-K for the period ended December 31, 1999.
(19)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2000.
(20)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2000.
(21)	This exhibit was previously filed as part of, and are hereby incorporated by reference to the same numbered exhibit filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 1993.
(23)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 1994.

(24)	This exhibit was previously filed, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 1995.
(25)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Quarterly report on Form 10-Q for the period ended June 30, 1996.
(26)	This exhibit was previously filed as part of, and is hereby incorporated by reference at the same numbered exhibit filed with the Company’s Quarterly report on Form 10-Q for the period ended September 30, 1996.
(28)	This exhibit was previously filed as part of, and are hereby incorporated by reference to the same numbered exhibit filed with the Company’s Quarterly report on Form 10-Q for the period ended September 30, 1995.
(29)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 1997.
(30)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1997.
(31)	This exhibit was previously filed as part of, and are hereby incorporated by reference to the same numbered exhibit filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.
(32)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2001.
(33)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2001.
(34)	This exhibit was previously filed as part of, and are hereby incorporated by reference to the same numbered exhibit filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.
(35)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2002.
(36)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002.
(37)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2002.
(38)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Registration Statement on Form S-3 (No. 333-102483) filed on January 13, 2003, as amended.
(40)	This exhibit was previously filed as part of, and are hereby incorporated by reference to the same numbered exhibit filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.
(41)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2003.
(42)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2003.
(43)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2003.
(44)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.
(45)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2004.

(4)(d) Financial Statement Schedules
Schedules not included herein have been omitted because they are not applicable or the required information is in the consolidated financial statements or notes thereto.
Schedule II — Valuation and Qualifying Accounts (in thousands)

	Balance at			Balance at
	Beginning of			End of
	Period	Charges	Deductions	Period
December 31, 2004:
Allowance for doubtful accounts and cash discounts	$942	$4,612	$4,457	$1,097
Reserve for inventory valuation	1,177	1,179	1,329	1,027
Valuation allowance on deferred tax assets	266,935	19,290	—	286,225

December 31, 2003 (Restated):
Allowance for doubtful accounts and cash discounts	$233	$1,928	$1,219	$942
Reserve for inventory valuation	1,438	426	687	1,177
Valuation allowance on deferred tax assets	229,162	37,773	—	266,935

December 31, 2002 (Restated):
Allowance for doubtful accounts and cash discounts	$560	$1,155	$1,482	$233
Reserve for inventory valuation	1,726	293	581	1,438
Valuation allowance on deferred tax assets	211,212	17,950	—	229,162

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIGAND PHARMACEUTICALS INCORPORATED
By:	/s/ DAVID E. ROBINSON
David E. Robinson,
President and Chief Executive Officer

Date: November 18, 2005
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

Signature	Title	Date
/s/ DAVID E. ROBINSON	Chairman of the Board, President,	November 18, 2005
David E. Robinson	Chief Executive Officer and Director (Principal Executive Officer)

/s/ PAUL V. MAIER	Senior Vice President, Chief Financial Officer	November 18, 2005
Paul V. Maier	(Principal Financial and Accounting Officer)

/s/ HENRY F. BLISSENBACH	Director	November 18, 2005
Henry F. Blissenbach

/s/ ALEXANDER D. CROSS	Director	November 18, 2005
Alexander D. Cross

/s/ JOHN GROOM	Director	November 18, 2005
John Groom

/s/ IRVING S. JOHNSON	Director	November 18, 2005
Irving S. Johnson

/s/ JOHN W. KOZARICH	Director	November 18, 2005
John W. Kozarich

/s/ CARL C. PECK	Director	November 18, 2005
Carl C. Peck

/s/ MICHAEL A. ROCCA	Director	November 18, 2005
Michael A. Rocca