Form 10-Q
period 2005-03-31
LIGAND PHARMACEUTICALS INC
filed 2005-12-09
CIK 886163

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Mark One

☑	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2005 or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period From ___to ___.
Commission File Number: 0-20720
LIGAND PHARMACEUTICALS INCORPORATED
(Exact Name of Registrant as Specified in its Charter)

Delaware	77-0160744
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

10275 Science Center Drive	92121-1117
San Diego, CA	(Zip Code)
(Address of Principal Executive Offices)
Registrant’s Telephone Number, Including Area Code: (858) 550-7500
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of November 30, 2005, the registrant had 74,131,283 shares of common stock outstanding.

LIGAND PHARMACEUTICALS INCORPORATED
QUARTERLY REPORT
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements (unaudited)

Condensed Consolidated Balance Sheets as of March 31, 2005 and December 31, 2004	3

Condensed Consolidated Statements of Operations for the three months ended March 31, 2005 and 2004	4

Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2005 and 2004	5

Notes to Condensed Consolidated Financial Statements	6

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	31

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk	45

ITEM 4. Controls and Procedures	45

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings	50

ITEM 1A. Risk Factors	51

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	*

ITEM 3. Defaults upon Senior Securities	*

ITEM 4. Submission of Matters to a Vote of Security Holders	*

ITEM 5. Other Information	*

ITEM 6. Exhibits	63

SIGNATURE	65
EXHIBIT 10.283
EXHIBIT 10.284
EXHIBIT 10.285
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

* No information provided due to inapplicability of item.
Restatement
As described in our Annual Report on Form 10-K for the year ended December 31, 2004, we have restated our condensed consolidated financial statements for the first three quarters of 2004. This Form 10-Q includes restated quarterly information for the quarter ended March 31, 2004.
For further discussion of the effect of the restatement see Part 1, Item 1. Financial Statements, Note 2 of Notes to Condensed Consolidated Financial Statements, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 4. Controls and Procedures.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
LIGAND PHARMACEUTICALS INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share data)

	March 31,	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$50,956	$92,310
Short-term investments	38,449	20,182
Accounts receivable, net	18,324	30,847
Current portion of inventories, net	6,896	7,155
Other current assets	17,076	17,713

Total current assets	131,701	168,207
Restricted investments	1,656	2,378
Long-term portion of inventories, net	6,020	4,617
Property and equipment, net	23,275	23,647
Acquired technology and product rights, net	144,275	127,443
Other assets	6,326	6,174

Total assets	$313,253	$332,466

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$14,586	$17,352
Accrued liabilities	45,716	43,908
Current portion of deferred revenue, net	152,938	152,528
Current portion of equipment financing obligations	2,651	2,604
Current portion of long-term debt	325	320

Total current liabilities	216,216	216,712
Long-term debt	167,002	167,089
Long-term portion of deferred revenue, net	4,434	4,512
Long-term portion of equipment financing obligations	4,113	4,003
Other long-term liabilities	3,099	3,122

Total liabilities	394,864	395,438

Commitments and contingencies
Common stock subject to conditional redemption; 997,568 shares issued and outstanding at March 31, 2005 and December 31, 2004	12,345	12,345

Stockholders’ deficit:
Convertible preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 73,102,478 and 72,970,670 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	73	73
Additional paid-in capital	720,752	719,952
Accumulated other comprehensive (loss) income	(738)	229
Accumulated deficit	(813,132)	(794,660)

	(93,045)	(74,406)
Treasury stock, at cost; 73,842 shares	(911)	(911)

Total stockholders’ deficit	(93,956)	(75,317)

	$313,253	$332,466

See accompanying notes.

LIGAND PHARMACEUTICALS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except share data)

	Three Months Ended March 31,
	2005	2004
		(Restated)
Revenues:
Product sales	$35,045	$24,939
Collaborative research and development and other revenues	1,940	2,476

Total revenues	36,985	27,415

Operating costs and expenses:
Cost of products sold	11,065	7,545
Research and development	14,735	17,517
Selling, general and administrative	19,215	14,705
Co-promotion	7,740	6,731

Total operating costs and expenses	52,755	46,498

Loss from operations	(15,770)	(19,083)

Other income (expense):
Interest income	444	231
Interest expense	(3,127)	(3,047)
Other, net	1	3

Total other expense, net	(2,682)	(2,813)

Loss before income taxes	(18,452)	(21,896)
Income tax expense	(20)	(16)

Net loss	$(18,472)	$(21,912)

Basic and diluted per share amounts:
Net loss	$(0.25)	$(0.30)

Weighted average number of common shares	73,916,470	73,299,281

See accompanying notes.

LIGAND PHARMACEUTICALS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2005	2004
		(Restated)
Operating activities
Net loss	$(18,472)	$(21,912)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of acquired technology and license rights	3,236	2,736
Depreciation and amortization of property and equipment	969	837
Amortization of debt issuance costs	254	237
Other	28	40
Changes in operating assets and liabilities:
Accounts receivable, net	12,523	4,829
Inventories, net	(1,144)	(1,387)
Other current assets	637	(1,227)
Accounts payable and accrued liabilities	(958)	730
Other liabilities	(2)	22
Deferred revenue, net	332	10,362

Net cash used in operating activities	(2,597)	(4,733)

Investing activities
Purchases of short-term investments	(21,425)	(8,375)
Proceeds from sale of short-term investments	2,945	16,797
Increase in restricted investments	—	(43)
Purchases of property and equipment	(597)	(952)
Payment to buy-down ONTAK royalty obligation	(20,000)	—
Capitalized portion of payment of lasofoxifene royalty rights	(558)	—
Other, net	60	82

Net cash (used in) provided by investing activities	(39,575)	7,509

Financing activities
Principal payments on equipment financing obligations	(723)	(641)
Proceeds from equipment financing arrangements	880	1,770
Repayment of long-term debt	(82)	(72)
Proceeds from issuance of common stock	773	2,729
Decrease in other long-term liabilities	(30)	(34)

Net cash provided by financing activities	818	3,752

Net (decrease) increase in cash and cash equivalents	(41,354)	6,528
Cash and cash equivalents at beginning of period	92,310	59,030

Cash and cash equivalents at end of period	$50,956	$65,558

Supplemental disclosure of cash flow information
Interest paid	$328	$257

See accompanying notes .

LIGAND PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Basis of Presentation
The accompanying condensed consolidated financial statements of Ligand Pharmaceuticals Incorporated (the “Company” or “Ligand”) were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the condensed consolidated financial statements, have been included. The results of operations for the three-month periods ended March 31, 2005 and 2004 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other future period. These statements should be read in conjunction with the consolidated financial statements and related notes, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.
Principles of Consolidation. The condensed consolidated financial statements include the Company’s wholly owned subsidiaries, Ligand Pharmaceuticals International, Inc., Ligand Pharmaceuticals (Canada) Incorporated, Seragen, Inc. (“Seragen”) and Nexus Equity VI LLC (“Nexus”).
Use of Estimates. The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, including disclosure of contingent assets and contingent liabilities, at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. The Company’s critical accounting policies are those that are both most important to the Company’s financial condition and results of operations and require the most difficult, subjective or complex judgments on the part of management in their application, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Because of the uncertainty of factors surrounding the estimates or judgments used in the preparation of the consolidated financial statements, actual results may materially vary from these estimates.
Loss Per Share. Net loss per share is computed using the weighted average number of common shares outstanding. Basic and diluted net loss per share amounts are equivalent for the periods presented as the inclusion of potential common shares in the number of shares used for the diluted computation would be anti-dilutive. Potential common shares, the shares that would be issued upon the conversion of convertible notes and the exercise of outstanding warrants and stock options were 32.4 million at March 31, 2005 and December 31, 2004.
Guarantees and Indemnifications. The Company accounts for and discloses guarantees in accordance with FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FIN 34 (“FIN 45”). The following is a summary of the Company’s agreements that the Company has determined are within the scope of FIN 45:
     Under its bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer’s or director’s serving in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has a directors and officers liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of March 31, 2005 and December 31, 2004.
     The Company enters into indemnification provisions under its agreements with other companies in its ordinary course of business, typically with business partners, contractors, customers and landlords. Under these provisions the

Company generally indemnifies and holds harmless the indemnified party for direct losses suffered or incurred by the indemnified party as a result of the Company’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of March 31, 2005 and December 31, 2004.
Accounting for Stock-Based Compensation. The Company accounts for stock-based compensation in accordance with Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, and FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation.
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
     Holders of incentive stock options (ISOs) within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, were given the election to decline the acceleration of their options if such acceleration would have the effect of changing the status of such option for federal income tax purposes from an ISO to a non-qualified stock option. In addition, the executive officers plus other members of senior management agreed that they will not sell any shares acquired through the exercise of an accelerated option prior to the date on which the exercise would have been permitted under the option’s original vesting terms. This agreement does not apply to a) shares sold in order to pay applicable taxes resulting from the exercise of an accelerated option or b) upon the officers’ retirement or other termination of employment.
     The purpose of the acceleration was to eliminate any future compensation expense the Company would have otherwise recognized in its statement of operations with respect to these options upon the implementation of the Financial Accounting Standard Board statement “Share-Based Payment” (SFAS 123R).
     In accordance with SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, the following table summarizes the Company’s results on a pro forma basis as if it had recorded compensation expense based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS No. 123, Accounting for Stock-Based Compensation for the three months ended March 31, 2005 and 2004 (in thousands, except for net loss per share information):

	Three Months Ended March 31,
		2004
	2005	(Restated)
Net loss, as reported	$(18,472)	$(21,912)
Stock-based employee compensation expense included in reported net loss	—	—
Less total stock-based compensation expense determined under fair value based method for all awards continuing to vest	(757)	(1,632)
Less total stock-based compensation expense determined under fair value based method for options accelerated in January 2005 (1)	(12,455)	—

Net loss, pro forma	$(31,684)	$(23,544)

Basic and diluted per share amounts:
Net loss per share as reported	$(0.25)	$(0.30)

Net loss per share pro forma	$(0.43)	$(0.32)

(1) Represents pro-forma unrecognized expense for accelerated options as of the date of acceleration.
     The fair value for these options was estimated at the dates of grant using the Black-Scholes option valuation model with the following weighted-average assumptions:

	Three Months Ended March 31,
		2004
	2005	(Restated)
Risk free interest rate	4.2%	2.8%
Dividend yield	—	—
Volatility	75%	74%
Weighted average expected life	5 years	5 years
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
     The following is a summary of the Company’s stock option plan activity:

		Weighted average	Options exercisable	Weighted average
	Shares	exercise price	at period end	exercise price
Balance at December 31, 2004	6,714,069	$12.11	4,320,643	$11.68

Granted	170,736	8.32
Exercised	(75,363)	6.68
Canceled	(120,293)	9.62

Balance at March 31, 2005	6,689,149	$12.12	5,625,586	$12.64

Accounts Receivable. Accounts receivable consist of the following (in thousands)

	March 31,	December 31,
	2005	2004
Trade accounts receivable	$1,186	$25,860
Due from finance company	18,274	6,084
Less: allowances	(1,136)	(1,097)

	$18,324	$30,847

Inventories. Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Inventories consist of the following (in thousands):

	March 31,	December 31,
	2005	2004
Raw materials	$1,790	$1,855
Work-in process	4,670	2,302
Finished goods	8,157	8,642
Less: inventory reserves	(1,701)	(1,027)

	12,916	11,772
Less: current portion	(6,896)	(7,155)

Long-term portion of inventories, net	$6,020	$4,617

     In 2005, the Company completed a multi-year process of transferring its filling and finishing of ONTAK from Eli Lilly and Company (Lilly) to Hollister-Stier. In anticipation of this transfer, the Company used Lilly to fill and finish, in 2003, a higher than normal number of ONTAK lots each of which required a forward dating determination. ONTAK otherwise has a shelf life projection of approximately 4 years. If commercial and clinical usage of these lots does not approximate the estimated pattern of usage as determined for purposes of dating, the Company could be required to write-off the value of one or more of these lots. In this regard, as of March 31, 2005, approximately $0.5 million of ONTAK finished goods inventory was written off due to the Company’s updated assessment in December of 2005 of the timing of certain clinical trials. As of March 31, 2005 and December 31, 2004, total ONTAK inventory amounted to approximately $6.7 million, and $6.1 million, respectively, of which $4.3 million and $4.1 million is classified as long-term, respectively.
     During 2005, the Company also manufactured a higher than normal amount of drug substance (bexarotene) for Targretin capsules in the event the Company’s NSCLC clinical trials were successful. As further discussed in Note 5, the trials did not meet their endpoints of improved overall survival and projected two year survival. The Company believes, however, that the additional manufactured bexarotene, which has a shelf life projection of approximately 10 years, will be fully used for ongoing production of the Company’s marketed products, Targretin capsules and Targretin gel. As of March 31, 2005 and December 31, 2004, total Targretin capsules inventory amounted to $3.3 million and $1.6 million, respectively, of which $1.7 million and $0.5 million is classified as long-term, respectively.
Other Current Assets. Other current assets consist of the following (in thousands):

	March 31,	December 31,
	2005	2004
Deferred royalty cost	$7,742	$9,363
Deferred cost of products sold	4,384	4,784
Prepaid insurance	862	1,024
Prepaid other	3,104	2,102
Other	984	440

	$17,076	$17,713

Other Assets. Other assets consist of the following (in thousands):

	March 31,	December 31,
	2005	2004
Prepaid royalty buyout, net (1)	$3,074	$2,584
Debt issue costs, net	2,977	3,231
Other	275	359

	$6,326	$6,174

(1) In January 2005, Ligand paid The Salk Institute $1.1 million to exercise an option to buy out milestone payments, other payment-sharing obligations and royalty payments due on future sales of lasofoxifene for vaginal atrophy. This payment resulted from a supplemental lasofoxifene new drug application filing in the United States (NDA) by Pfizer. As the Company had previously sold rights to Royalty Pharma AG of approximately 50% of any royalties to be received from Pfizer for sales of lasofoxifene, it recorded approximately 50% of the payment made to The Salk Institute, approximately $0.6 million, as development expense in the first quarter of 2005. The balance of approximately $0.5 million was capitalized and will be amortized over the period any such royalties are received from Pfizer for the vaginal atrophy indication.
     Amortization of debt issues costs was $0.3 million and $0.2 million for the three months ended March 31, 2005 and 2004, respectively. Estimated annual amortization of these assets in each of the years in the period from 2005 through 2007 is approximately $1.1 million.
Acquired Technology and Product Rights. In accordance with SFAS No. 142, Goodwill and Other Intangibles, the Company amortizes intangible assets with finite lives in a manner that reflects the pattern in which the economic benefits of the assets are consumed or otherwise used up. If that pattern cannot be reliably determined, the assets are amortized using the straight-line method.
     Acquired technology and product rights as of March 31, 2005 include a one-time payment in January 2005 of $20.0 million to Lilly in exchange for the elimination of the Company’s ONTAK royalty obligations in 2005 and a reduced reverse-tiered royalty scale on ONTAK sales in the U.S. thereafter. See “Note 4 — Royalty Agreements (Note 4).” Amounts paid to Lilly in connection with the royalty restructuring were capitalized and are being amortized over the remaining patent life, which is approximately 10 years and represents the period estimated to be benefited, using the greater of the straight-line method or the expense determined on the tiered royalty schedule as set forth in Note 4. Other acquired technology and product rights represent payments related to the Company’s acquisition of ONTAK and license rights for AVINZA. Because the Company cannot reliably determine the pattern in which the economic benefits of the acquired technology and products rights are realized, acquired technology and product rights are amortized on a straight-line basis over 15 years, which approximated the remaining patent life at the time the assets were acquired and otherwise represents the period estimated to be benefited. Specifically, the Company is amortizing its ONTAK asset through June 2014 which is approximate to the expiration date of its U.S. patent of December 2014. The AVINZA asset is being amortized through November 2017, the expiration of its U.S. patent. Acquired technology and product rights consist of the following (in thousands):

	March 31,	December 31,
	2005	2004
AVINZA	$114,437	$114,437
Less accumulated amortization	(18,003)	(16,096)

	96,434	98,341

ONTAK	65,312	45,312
Less accumulated amortization	(17,471)	(16,210)

	47,841	29,102

	$144,275	$127,443

     Amortization of acquired technology and product rights was $3.2 million for the three months ended March 31, 2005 and $2.7 million for the same 2004 period. Estimated annual amortization for these assets in each of the years in the period from 2006 through 2009 is approximately $12.7 million and a total of $84.1 million, thereafter.
Deferred Revenue, Net. Under the sell-through revenue recognition method, the Company does not recognize revenue upon shipment of product to the wholesaler. For these shipments, the Company invoices the wholesaler, records deferred revenue at gross invoice sales price, and classifies the inventory held by the wholesaler (and subsequently held by retail pharmacies as in the case of AVINZA) as deferred cost of goods sold within “other current assets.” Deferred revenue is presented net of deferred cash and other discounts. Other deferred revenue reflects certain collaborative research and development payments and the sale of certain royalty rights.
     The composition of deferred revenue, net is as follows (in thousands):

	March 31,	December 31,
	2005	2004
Deferred product revenue	$153,398	$153,632
Other deferred revenue	5,496	5,574
Deferred discounts	(1,522)	(2,166)

Deferred revenue, net	$157,372	$157,040

Current, net	$152,938	$152,528

Long term, net	$4,434	$4,512

Deferred product revenue, net (1)
Current	$151,876	$151,466

Long term	—	—

Other deferred revenue
Current	$1,062	$1,062

Long term	$4,434	$4,512

(1)	Deferred product revenue, net does not include other gross to net revenue adjustments made when the Company reports net product sales. Such adjustments include Medicaid rebates, managed health care rebates, and government chargebacks, which are included in accrued liabilities in the accompanying consolidated financial statements.
Accrued Liabilities. Accrued liabilities consist of the following (in thousands):

	March 31,	December 31,
	2005	2004
Allowances for loss on returns, rebates, chargebacks, other discounts, and ONTAK end-customer and Panretin product returns	$19,527	$16,151
Co-promotion	7,350	7,845
Distribution services	2,527	3,693
Compensation	5,202	4,324
Royalties	2,678	5,134
Seragen purchase liability	2,838	2,838
Interest	3,493	1,164
Other	2,101	2,759

	$45,716	$43,908

     The following summarizes the activity in the accrued liability accounts related to loss on returns, rebates, chargebacks, other discounts, and allowances for ONTAK end-customer and Panretin product returns:

	March 31,	March 31,
	2005	2004
		(Restated)
Balance — beginning of period:	$16,151	$9,196

Provision for ONTAK end-customer and Panretin returns	812	439
Returns	(769)	(90)

Net change — ONTAK end-customer and Panretin returns	43	349

Provision for losses on returns due to changes in prices	3,462	362
Charges	(1,373)	(688)

Net change — losses on returns	2,089	(326)

Provision for Medicaid rebates	4,639	2,581
Payments	(3,400)	(1,364)

Net change — Medicaid rebates	1,239	1,217

Provision for chargebacks	1,314	803
Payments	(1,515)	(742)

Net change — chargebacks	(201)	61

Provision for managed care rebates and other contract discounts	2,046	919
Payments	(1,836)	(70)

Net change — managed care rebates and other contract discounts	210	849

Provision for other discounts	—	3,223
Payments	(4)	(724)

Net change — other discounts	(4)	2,499

Balance — end of period:	$19,527	$13,845

Long-term Debt. Long-term debt consists of the following (in thousands):

	March 31,	December 31,
	2005	2004
6% Convertible Subordinated Notes	$155,250	$155,250
Note payable to bank	12,077	12,159

	167,327	167,409
Less current portion	(325)	(320)

Long-term debt	$167,002	$167,089

Condensed Changes in Stockholders’ Deficit. Condensed changes in stockholders’ deficit for the three months ended March 31, 2005 are as follows (in thousands, except share data):

				Accumulated
				other				Total
	Common stock		Additional	comprehensive	Accumulated	Treasury stock		stockholders’
	Shares	Amount	paid-in capital	income (loss)	deficit	Shares	Amount	(deficit)
Balance at December 31, 2004	72,970,670	$73	$719,952	$229	$(794,660)	(73,842)	$(911)	$(75,317)
Issuance of common stock	131,808	—	800					800
Unrealized loss on available-for-sale securities				(960)				(960)
Foreign currency translation adjustments				(7)				(7)
Net loss					(18,472)			(18,472)

Balance at March 31, 2005	73,102,478	$73	$720,752	$(738)	$(813,132)	(73,842)	$(911)	$(93,956)

Comprehensive Loss. Comprehensive loss represents net loss adjusted for the change during the periods presented in unrealized gains and losses on available-for-sale securities less reclassification adjustments for realized gains or losses included in net loss, as well as foreign currency translation adjustments. The accumulated unrealized gains or losses and cumulative foreign currency translation adjustments are reported as accumulated other comprehensive loss (income) as a separate component of stockholders’ deficit. Comprehensive loss is as follows (in thousands):

	Three Months Ended March 31,
		2004
	2005	(Restated)
Net loss as reported	$(18,472)	$(21,912)
Unrealized (loss) gain on available-for-sale securities	(960)	8
Foreign currency translation adjustments	(7)	5

Comprehensive loss	$(19,439)	$(21,899)

The components of accumulated other comprehensive (loss) income are as follows (in thousands):

	March 31,	December 31,
	2005	2004
Net unrealized holding (loss) gain on available-for-sale securities	$(661)	$299
Net unrealized loss on foreign currency translation	(77)	(70)

	$(738)	$229

Net Product Sales. The Company’s domestic net product sales for AVINZA, ONTAK, Targretin capsules and Targretin gel, are determined on a sell-through basis less allowances for rebates, chargebacks, discounts, and losses to be incurred on returns from wholesalers resulting from increases in the selling price of the Company’s products. We recognize revenue for Panretin upon shipment to wholesalers as our wholesaler customers only stock minimal amounts of Panretin, if any. As such, wholesaler orders are considered to approximate end-customer demand for the product. Revenues from sales of Panretin are net of allowances for rebates, chargebacks, returns and discounts. For international shipments of our product, revenue is recognized upon shipment to our third-party international distributors. In addition, the Company incurs certain distributor service agreement fees related to the management of its product by wholesalers. These fees have been recorded within net product sales. For ONTAK, the Company also has established reserves for returns from end customers (i.e. other than wholesalers) after sell-through revenue recognition has occurred.

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
     For the three months ended March 31, 2005 and 2004, net product sales recognized under the sell-through method represented 96% of total net product sales and net product sales recognized under the sell-in method represented 4% of total net product sales for each period in 2005 and 2004.
     The Company’s total net product sales for the three months ended March 31, 2005 were $35.0 million compared to $24.9 million for the same 2004 period. A comparison of sales by product is as follows (in thousands):

	Three months ended March 31,
		2004
	2005	(Restated)
AVINZA	$21,997	$13,277
ONTAK	8,024	7,311
Targretin capsules	4,015	3,417
Targretin gel and Panretin gel	1,009	934

Total product sales	$35,045	$24,939

Collaborative Research and Development and Other Revenues. Collaborative research and development and other revenues are recognized as services are performed consistent with the performance requirements of the contract. Non-refundable contract fees for which no further performance obligation exists and where the Company has no continuing involvement are recognized upon the earlier of when payment is received or collection is assured. Revenue from non-refundable contract fees where the Company has continuing involvement through research and development collaborations or other contractual obligations is recognized ratably over the development period or the period for which the Company continues to have a performance obligation. Revenue from performance milestones is recognized upon the achievement of the milestones as specified in the respective agreement. Payments received in advance of performance or delivery are recorded as deferred revenue and subsequently recognized over the period of performance or upon delivery.
     The composition of collaborative research and development and other revenues is as follows (in thousands):

	Three months ended March 31,
	2005	2004
Collaborative research and development	$862	$2,172
Development milestones and other	1,078	304

	$1,940	$2,476

Reclassifications. Certain reclassifications have been made to amounts included in the condensed consolidated balance sheet as of December 31, 2004 to conform to the current year presentation.
2. Restatement of Previously Issued Consolidated Financial Statements
     As described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, the Company has restated its consolidated financial statements for the first three quarters of 2004. This Form 10-Q includes restated quarterly information for the three months ended March 31, 2004.
     Set forth below is a summary of the significant determinations regarding the restatement addressed in the course of the restatement that affected the Company’s consolidated financial statements for the quarterly period ended March 31, 2004.
     Revenue Recognition. The restatement corrects the recognition of revenue for transactions involving each of the Company’s products that did not satisfy all of the conditions for revenue recognition contained in SFAS 48 — “Revenue Recognition When Right of Return Exists” (“SFAS 48”) and Staff Accounting Bulletin (“SAB”) No. 101 -“Revenue Recognition”, as amended by SAB 104 (hereinafter referred to as “SAB 104”). The Company’s products impacted by this restatement are the domestic product shipments of AVINZA, ONTAK, Targretin capsules, and Targretin gel. Management determined that based upon SFAS 48 and SAB 104 it did not have the ability to make reasonable estimates of future returns because there was (i) a lack of sufficient visibility into the wholesaler and retail distribution channels; (ii) an absence of historical experience with similar products; (iii) increasing levels of inventory in the wholesale and retail distribution channels as a result of increasing demand of the Company’s new products among other factors; and (iv) a concentration of a few large distributors. As a result, the Company could not make reliable and reasonable estimates of returns which precluded it from recognizing revenue at the time of product shipment, and therefore such transactions were restated using the sell-through method. The restatement of product revenue under the sell-through method required the correction of other accounts whose balances were largely based upon the prior accounting policy. Such accounts include gross to net sales adjustments and cost of goods (products) sold. Gross to net sales adjustments include allowances for returns, rebates, chargebacks, discounts, and promotions, among others. Cost of product sold includes manufacturing costs and royalties.
     The restatement did not affect the revenue recognition of Panretin or the Company’s international product sales. For Panretin, the Company’s wholesalers only stock minimal amounts of product, if any. As such, wholesaler orders are considered to approximate end-customer demand for the product. For international sales, the Company’s products are sold to third-party distributors, for which the Company has had minimal returns. For these sales, the Company believes that it has met the SFAS 48 and SAB 104 criteria for recognizing revenue.
     Specific models were developed for: AVINZA, including a separate model for each dosage strength (a retail-stocked product for which the sell-through revenue recognition event is prescriptions as reported by a third party data provider, IMS Health Incorporated, or IMS); Targretin capsules and gel (for which revenue recognition is based on wholesaler out-movement as reported by IMS); and ONTAK (for which revenue recognition is based on wholesaler out-movement as reported to the Company by its wholesalers as the product is generally not stocked in pharmacies). Separate models were also required for each of the adjustments associated with the gross to net sales adjustments, and cost of goods sold. The Company also developed separate demand reconciliations for each product to assess the reasonableness of the third party information described above.
Under the sell-through method used in the restatement and on a going-forward basis, the Company does not recognize revenue upon shipment of product to the wholesaler. For these shipments, the Company invoices the wholesaler, records deferred revenue at gross invoice sales price less estimated cash discounts and, for ONTAK, end-customer returns, and classifies the inventory held by the wholesaler as “deferred cost of goods sold” within “other current assets.” Additionally, for royalties paid to technology partners based on product shipments to wholesalers, the Company records the cost of such royalties as “deferred royalty expense” within “other current assets.” Royalties paid to technology partners are deferred as the Company has the right to offset royalties paid for product later returned against subsequent royalty obligations. Royalties for which the Company does not have the ability to offset (for example, at the end of the contracted royalty period) are expensed in the period the royalty obligation becomes due. The Company recognizes revenue when inventory is “sold through” (as discussed below), on a first-in first-out (FIFO) basis. Sell-through for AVINZA is considered to be at the prescription level or at the time of end user consumption for non-retail prescriptions. Thus, changes in wholesaler or retail pharmacy inventories of AVINZA do not affect the Company’s product revenues. Sell-through for ONTAK, Targretin capsules, and Targretin gel is considered to be at the time the product moves from the wholesaler to the wholesaler’s customer. Changes in wholesaler inventories for all the Company’s products, including product that the wholesaler returns to the Company for credit, do not affect product revenues but will be reflected as a change in deferred product revenue.
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
     As a result of the Company’s adoption of the sell-through method, it recognized deferred revenue and a corresponding reduction to net product sales in the amount of $9.2 million for the three months ended March 31, 2004. Revenue which has been deferred will be recognized as the product sells through in future periods as discussed above.
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
     The Company determined that a portion of the revenue recognized under the Royalty Pharma agreement should have been deferred since Pfizer and Wyeth each had the right to offset a portion of future royalty payments for, and to the extent of, amounts previously paid to the Company for certain development milestones. As of March 31, 2004, approximately $1.2 million was recorded as deferred revenue in connection with the offset rights by the Company’s collaborative partners, Pfizer and Wyeth. The amounts associated with the offset rights against future royalty payments will be recognized as revenue upon receipt of future royalties from the respective partners or upon determination that no such future royalties will be forthcoming. Additionally, the Company determined to defer a portion of such revenue as it relates to the value of the options sold to Royalty Pharma until Royalty Pharma exercised such options or upon the expiration of the options. As of March 31, 2004, the value of outstanding options recorded as deferred revenue was $0.2 million. This amount was subsequently recognized as revenue in the fourth quarter of 2004 when the underlying options were cancelled in connection with Royalty Pharma’s purchase of an additional 1.625% royalty on future sales of the SERM products.
     Buy-Out of Salk Royalty Obligation. In March 2004, the Company paid The Salk Institute $1.1 million in connection with the Company’s exercise of an option to buy out milestone payments, other payment-sharing obligations and royalty payments due on future sales of lasofoxifene, a product under development by Pfizer, for the prevention of osteoporosis in postmenopausal women, for which a new drug application (NDA) was expected to be filed in 2004. At the time of the Company’s exercise of its buyout right, the payment was accounted for as a prepaid royalty asset to be amortized on a straight-line basis over the period for which the Company had a contractual right to the lasofoxifene royalties. This payment was included in “other assets” on the Company’s consolidated balance sheet at March 31, 2004. Pfizer filed the NDA for lasofoxifene with the United States Food and Drug Administration in the third quarter of 2004. Because the NDA had not been filed at the time the Company exercised its buyout right, the Company determined in the course of the restatement that the payment should have been expensed. Accordingly, the Company corrected such error and recognized the Salk payment as development expense for the three months ended March 31, 2004.
     Pfizer Settlement Agreement. In April 1996, the Company and Pfizer entered into a settlement agreement with respect to a lawsuit filed in December 1994 by the Company against Pfizer. In connection with a collaborative research agreement the Company entered into with Pfizer in 1991, Pfizer purchased shares of the Company’s common stock. Under the terms of the settlement agreement, at the option of either the Company or Pfizer, milestone and royalty payments owed to the Company can be satisfied by Pfizer by transferring to the Company shares of the Company’s common stock at an exchange ratio of $12.375 per share. At the time of the settlement, the Company accounted for the prior issuance of common stock to Pfizer as equity on its consolidated balance sheet.
     In conjunction with the restatement, the remaining common stock issued and outstanding to Pfizer following the settlement were reclassified as “common stock subject to conditional redemption” (between liabilities and equity) in accordance with Emerging Issue Task Force Topic D-98, “Classification and Measurement of Redeemable Securities” (EITF D-98), which was issued in July 2001.
     EITF D-98 requires the security to be classified outside of permanent equity if there is a possibility of redemption of securities that is not solely within the control of the issuer. Since Pfizer has the option to settle with Company’s shares milestone and royalties payments owed to the Company, the Company determined that such factors indicated that the redemptions were not within the Company’s control, and accordingly, EITF D-98 was applicable to the treatment of the common stock issued to Pfizer. This adjustment totaling $14.6 million only had an effect on the balance sheet classification, not on the consolidated statements of operations. In the third quarter of 2004, Pfizer elected to pay a $2.0 million milestone payment due the Company in stock and subsequently tendered approximately 181,000 shares to the Company. The Company retired such shares in September 2004 and “common stock subject to conditional redemption” was reduced by approximately $2.3 million.
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

     The following tables reconcile the Company’s consolidated financial condition and results of operations from the previously reported consolidated financial statements to the restated consolidated financial statements at and for the three months ended March 31, 2004.

LIGAND PHARMACEUTICALS INCORPORATED EFFECTS OF THE RESTATEMENT (in thousands, except share and per share data) (unaudited)

For the three
months ended
March 31, 2004
Net loss, as previously reported:	$(13,139)

Adjustments to net loss (increase) decrease:
Product sales:
Net product sales (a)	(9,245)
Other (b)	48
Cost of products sold:
Product cost (c)	886
Royalties (c)	392
Research and development:
Reclassification (d)	742
Salk-buyout (e)	(1,120)
Patent expense (f)	(238)
Other (b)	(49)
Selling, general and administrative expenses:
Reclassification (d)	(742)
Legal expense (g)	373
Other (b)	136
Interest:
Other (b)	44
Other, net:
Income taxes (h)	16
Income tax expense (h)	(16)

Net loss, as restated	$(21,912)

Per Share Data
As previously reported:
Basic and diluted net loss per share	$(0.18)

Weighted average number of common shares	73,299,281

As restated:
Basic and diluted net loss per share	$(0.30)

Weighted average number of common shares	73,299,281

The adjustments relate to the following:

(a)	To reflect the change in the revenue recognition method from the sell-in method to the sell-through method.

(b)	To reflect other adjustments and reclassifications.

(c)	To reflect the effect of the sell-through revenue recognition method on cost of products sold and royalties.

(d)	To reclassify expenses incurred for the technology transfer and validation effort related to the second source of supply for AVINZA from research and development expense to selling, general and administrative expense.

(e)	To expense the payment to The Salk Institute to buy-out the Company’s royalty obligation on lasofoxifene in March 2004.

(f)	To correct patent expense.

(g)	To correct legal expense.

(h)	To reclassify income taxes related to international operations.

LIGAND PHARMACEUTICALS INCORPORATED
EFFECTS OF THE RESTATEMENT
CONSOLIDATED BALANCE SHEET
(unaudited) (in thousands)

	March 31, 2004
		Cumulative
	As	Effect of		Current
	Previously	Prior Period		Quarter		As
	Reported	Adjustments		Adjustments		Restated

ASSETS
Current assets:
Cash and cash equivalents	$65,558					$65,558
Short-term investments	31,625					31,625
Accounts receivable, net	14,185	$(150	) (a)	$37	(a)	14,072
Inventories, net	9,770	218	(a)	(121	) (a)	9,867
Other current assets	3,764	12,551	(a)(b)	1,273	(a)(b)	17,588

Total current assets	124,902	12,619		1,189		138,710

Restricted investments	1,656					1,656
Property and equipment, net	23,620					23,620
Acquired technology and product rights, net	135,189	260	(a)(c)			135,449
Other assets	8,822	(88	) (a)	(1,120	) (d)	7,614

	$294,189	$12,791		$69		$307,049

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$16,866	$150	(a)	$(149	)(a)	$16,867
Accrued liabilities	35,304	2,352	(a)(e)	(2,286	) (a)(e)	35,370
Current portion of deferred revenue, net	2,346	103,155	(f)	10,657	(f)	116,158
Current portion of equipment financing obligations	2,439					2,439
Current portion of long-term debt	303					303

Total current liabilities	57,258	105,657		8,222		171,137

Long-term debt	167,328					167,328
Long-term portion of deferred revenue, net	2,198	1,173	(g)			3,371
Long-term portion of equipment financing obligations	3,518					3,518
Other long-term liabilities	3,516	(352	) (h)	620	(h)	3,784

Total liabilities	233,818	106,478		8,842		349,138

Common stock subject to conditional redemption		14,595	(i)			14,595

Stockholders’ equity (deficit):
Common stock	74	(1	) (i)			73
Additional paid-in capital	730,178	(14,540	) (a)(i)			715,638
Accumulated other comprehensive loss	(53)					(53)
Accumulated deficit	(668,917)	(93,741)		(8,773)		(771,431)

	61,282	(108,282)		(8,773)		(55,773)
Treasury stock	(911)					(911)

Total stockholders’ equity (deficit)	60,371	(108,282)		(8,773)		(56,684)

	$294,189	$12,791		$69		$307,049

Refer to the explanation of adjustments on the next page.

EFFECTS OF THE RESTATEMENT
The adjustments relate to the following (in thousands):

(a)	To reflect other adjustments and reclassifications.

(b)	Cumulative effect of prior period adjustments includes $13,271 related to the change to the sell-through revenue recognition method (deferred royalties — $9,680; deferred cost of products sold — $3,591); to reclassify Organon cost sharing receivable balance to co-promotion liability — $(461). Current quarter adjustments include $786 related to the change to the sell-through revenue recognition method (deferred royalties — $(100); deferred cost of products sold — $886); to reclassify Organon cost-sharing receivable balance to co-promotion liability — $461; to correct prepaid clinical trial expense — $(192).

(c)	To correct accumulated amortization expense related to ONTAK acquired technology — $357.

(d)	To expense the payment to The Salk Institute to buy-out the Company’s royalty obligation on lasofoxifene in March 2004.

(e)	Cumulative effect of prior period adjustments includes $(643) related to the change to the sell-through revenue recognition method (product cost — $(1,599); royalties — $956); to reclassify Organon cost-sharing receivable balance to co-promotion liability — $(461); to correct accruals for bonus expense — $270 and property tax expense — $(277); to reclassify Seragen acquisition liability from other long-term liabilities — $2,700; to accrue interest for the Seragen acquisition liability — $739. Current quarter adjustments include $(2,055) related to the change to the sell-through revenue recognition method (product cost - $(1,563); royalties — $(492)); to reclassify Organon cost-sharing receivable balance to co-promotion liability — $461; to reclassify from other long term liabilities the payment of a portion of the Seragen acquisition liability — $(600).

(f)	To reflect the change in the revenue recognition method from the sell-in method to the sell-through method.

(g)	To reflect the deferral of a portion of the sales of royalty rights to Royalty Pharma.

(h)	The cumulative effect of prior period adjustments reflects the effect of the adjustment to rent expense for contractual annual rent increases recognized over the lease term on a straight line basis — $2,348; to reclassify the Seragen acquisition liability to accrued liabilities — $(2,700). Current quarter adjustment reflects the adjustment to rent expense for contractual annual rent increase recognized over the lease term on a straight line basis — $20; to reclassify to accrued liabilities the payment of a portion of the Seragen acquisition liability — $600.

(i)	To reclassify from equity the Company’s issuance of common stock subject to conditional redemption to Pfizer, in connection with the Pfizer settlement agreement in accordance with EITF D-98 — $(14,595) — common stock — $(1), additional paid in capital — $(14,594).

LIGAND PHARMACEUTICALS INCORPORATED
EFFECTS OF THE RESTATEMENT
CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31, 2004
	As
	Previously			As
	Reported	Adjustments		Restated

Product sales	$34,136	$(9,197	) (a)(b)	$24,939
Collaborative research and development and other revenues	2,476			2,476

Total revenues	36,612	(9,197)		27,415

Operating costs and expenses:
Cost of products sold	8,823	(1,278	) (c)	7,545
Research and development	16,852	665	(b)(d)(e)	17,517
Selling, general and administrative	14,472	233	(b)(d)(f)	14,705
Co-promotion	6,731			6,731

Total operating costs and expenses	46,878	(380)		46,498

Loss from operations	(10,266)	(8,817)		(19,083)

Other income (expense):
Interest income	231			231
Interest expense	(3,091)	44	(b)	(3,047)
Other, net	(13)	16	(g)	3

Total other expense, net	(2,873)	60		(2,813)

Loss before income taxes	(13,139)	(8,757)		(21,896)

Income tax expense		(16	) (g)	(16)

Net loss	$(13,139)	$(8,773)		$(21,912)

Basic and diluted per share amounts:
Net loss	$(0.18)			$(0.30)

Weighted average number of common shares	73,299,281			73,299,281

Refer to the explanation of adjustments on the next page.

EFFECTS OF THE RESTATEMENT
The adjustments relate to the following (in thousands):

(a)	To reflect the change in the revenue recognition method from the sell-in method to the sell-through method — net product sales — $(9,245).

(b)	To reflect other adjustments and reclassifications.

(c)	To reflect the effect of the sell-through revenue recognition method on cost of products sold and royalties — product cost — $(886); royalties — $(392).

(d)	To reclassify $742 of expenses incurred for the technology transfer and validation effort related to the second source of supply for AVINZA from research and development expense to selling, general and administrative expense.

(e)	To expense $1,120 payment to The Salk Institute to buy-out the Company’s royalty obligation on lasofoxifene in March 2004; to reflect patent expense accrual in the proper accounting period — $238.

(f)	To reflect legal expense in the proper accounting period — $(373).

(g)	To reclassify income taxes related to international operations — $16.

3. Accounts Receivable Factoring Arrangement
     During 2003, the Company entered into a one-year accounts receivable factoring arrangement under which eligible accounts receivable are sold without recourse to a finance company. The agreement was renewed for a one-year period in the second quarter of 2004 and again in the second quarter of 2005 through December 2007. Commissions on factored receivables are paid to the finance company based on the gross receivables sold, subject to a minimum annual commission. Additionally, the Company pays interest on the net outstanding balance of the uncollected factored accounts receivable at an interest rate equal to the JPMorgan Chase Bank prime rate. The Company continues to service the factored receivables. The servicing expenses for the three months ended March 31, 2005 and 2004 were not material. There were no material gains or losses on the sale of such receivables. The Company accounts for the sale of receivables under this arrangement in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.
     The agreement requires the Company to provide its consolidated financial statements to the finance company within 120 days after year-end. Because the Company was unable to complete its restated consolidated financial statements within 120 days, it was in default of this requirement. A waiver of this financial reporting covenant, however, has been granted through December 31, 2005. The Company subsequently completed its restated consolidated financial statements and provided such financial statements to the finance company in November 2005.
     As of March 31, 2005 and December 31, 2004, the Company had received cash of $23.7 million and $17.2 million, respectively, under the factoring arrangement for the sale of trade receivables that were outstanding as of such dates. The gross amount due from the finance company at March 31, 2005 and December 31, 2004 was $18.3 million and $6.1 million, respectively.
4. Royalty Agreements
Restructuring of ONTAK Royalty
     In November 2004, Ligand and Eli Lilly and Company (Lilly) agreed to amend their ONTAK® royalty agreement to add options in 2005 that if exercised would restructure Ligand’s royalty obligations on net sales of ONTAK®. Under the revised agreement, Ligand and Lilly each obtained two options. Ligand’s options, exercisable in January 2005 and April 2005, provided for the buy down of a portion of the Company’s ONTAK® royalty obligation on net sales in the United States for total consideration of $33.0 million. Lilly also had two options exercisable in July 2005 and October 2005 to trigger the same royalty buy-downs for total consideration of up to $37.0 million dependent on whether Ligand exercised one or both of its options.
     Ligand’s first option, providing for a one-time payment of $20.0 million to Lilly in exchange for the elimination of Ligand’s ONTAK royalty obligations in 2005 and a reduced reverse-tiered royalty scale on ONTAK® sales in the U.S. thereafter, was exercised and paid in January 2005. The second option which provides for a one-time payment of $13.0 million to Lilly in exchange for the elimination of royalties on ONTAK® net sales in the U.S. in 2006 and a reduced reverse-tiered royalty thereafter was exercised and paid in April 2005. Additionally, beginning in 2007 and throughout the remaining ONTAK® patent life (2014), Ligand will pay no royalties to Lilly on U.S. sales up to $38.0 million. Thereafter, Ligand would pay royalties to Lilly at a rate of 20% on net U.S. sales between $38.0 million and $50.0 million; at a rate of 15% on net U.S. sales between $50.0 million and $72.0 million; and at a rate of 10% on net U.S. sales in excess of $72.0 million. As of March 31, 2005, the $20.0 million option payment was capitalized and is being amortized over the remaining ONTAK patent life of approximately 10 years, which represents the period estimated to be benefited, using the greater of the straight line method or the expense determined based on the tiered royalty schedule set forth above. In accordance with SFAS 142, Goodwill and Other Intangibles, the Company amortizes intangible assets with finite lives in a manner that reflects the pattern in which the economic benefits of the assets are consumed or otherwise used up. If that pattern cannot be reliably determined, the assets are amortized using the straight line method.

Salk Payment
     In January 2005, Ligand paid The Salk Institute $1.1 million to exercise an option to buy out milestone payments, other payment-sharing obligations and royalty payments due on future sales of lasofoxifene for vaginal atrophy. This payment resulted from a supplemental lasofoxifene NDA filing by Pfizer. As the Company had previously sold rights to Royalty Pharma AG of approximately 50% of any royalties to be received from Pfizer for sales of lasofoxifene, it recorded approximately 50% of the payment made to The Salk Institute, approximately $0.6 million, as development expense in the first quarter of 2005. The balance of approximately $0.5 million was capitalized and will be amortized over the period any such royalties are received from Pfizer for the vaginal atrophy indication.
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
     Under the agreement, Burnham will have a research-only sublicense to conduct basic research under the assigned patents and Ligand will have an option on the resulting products and technology. In addition, Burnham and SRI agreed to accept a reduction in the royalty rate paid to them on U.S. sales of Targretin under an earlier agreement. The aggregate royalty rate owed to SRI and Burnham by Ligand will be reduced from 4% to 3% of net sales and the term of the royalty payments extended from 2012 to 2016. If the patent issued on the pending Ligand patent application is extended beyond 2016, the royalty rate would be reduced to 2% and paid for the term of the longest Ligand patent covering bexarotene.
5. Targretin Capsules
     In March 2005, the Company announced that the final data analysis for Targretin capsules in Non-Small Cell Lung Cancer (NSCLC) showed that the trials did not meet their endpoints of improved overall survival and projected two year survival. The Company is continuing to analyze the data and apply it to the continued development of Targretin capsules in NSCLC.
6. AVINZA Co-Promotion
     In February 2003, Ligand and Organon Pharmaceuticals USA Inc. (Organon) announced that they had entered into an agreement for the co-promotion of AVINZA. Under the terms of the agreement, Organon committed to a specified minimum number of primary and secondary product calls delivered to certain high prescribing physicians and hospitals beginning in March 2003. Organon’s compensation is structured as a percentage of net sales based on Ligand’s standard accounting principles and generally accepted accounting principles (GAAP), which pays Organon for their efforts and also provides Organon an economic incentive for performance and results. In exchange, Ligand pays Organon a percentage of AVINZA net sales based on the following schedule:

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
     Under the sell-through method, Ligand does not recognize revenue upon shipment of AVINZA to the wholesaler. As a result, Ligand believes it has overpaid Organon under the terms of the agreement by approximately $19.7 million through March 31, 2005. Ligand has notified Organon regarding the overpayment and its intention to apply such overpayment to future amounts due under the co-promotion agreement calculated under GAAP and its standard accounting principles. Organon has expressed its disagreement with this position and Ligand is currently in discussions with Organon. While the discussions continue, the payments made and under discussion are reflected in Ligand’s consolidated financial statements as “co-promotion expense.” Therefore, the consolidated financial statements included herein do not recognize the overpayment pending resolution of the matter. Until this matter is resolved, Ligand will continue to account for co-promotion expense based on net sales determined using the sell-in method.
7. Litigation
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
     In October 2005, a lawsuit was filed in the Court of Chancery in the State of Delaware by Third Point Offshore Fund, Ltd. requesting the Court to order Ligand to hold an annual meeting for the election of directors within 60 days of an order by the Court. Ligand’s annual meeting had been delayed as a result of the previously announced restatement. The complaint requested the Court to set a time and place and record date for such annual meeting and establish the quorum for such meeting as the shares present at the meeting, notwithstanding any relevant provisions of Ligand’s certificate of incorporation or bylaws. The complaint sought payment of plaintiff’s costs and attorney’s fees. Ligand agreed on November 11, 2005 to settle this lawsuit and schedule the annual meeting for January 31, 2006. The record date for the meeting is December 15, 2005. On December 2, 2005, Ligand and Third Point also entered into a stockholders agreement under which, among other things, Ligand will expand its board from eight to eleven, elect three designees of Third Point to the new board seats and pay certain of Third Point’s expenses, not to exceed approximately $0.5 million, with some conditions. Third Point will not sell its Ligand shares, solicit proxies or take certain other stockholder actions for a minimum of six months and as long as its designees remain on the board.
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
9. New Accounting Pronouncements
     In March 2004, the Financial Accounting Standards Board (FASB) approved the consensus reached on the Emerging Issues Task Force (EITF) Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (EITF 03-1). EITF 03-1 provides guidance for identifying impaired investments and new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF 03-1; however the disclosure requirements remain effective for annual periods ended after June 15, 2004. The Company does not believe the impact of adopting EITF 03-1 will be significant to its overall results of operations or financial position.
     In December 2004, the FASB issued SFAS No. 123R (revised 2004), Share-Based Payment (SFAS 123R). SFAS 123R replaced SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), and superseded Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). In March 2005, the U.S. Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107 (SAB 107), which expresses views of the SEC staff regarding the interaction between SFAS 123R and certain SEC rules and regulations, and provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. SFAS 123R will require compensation cost related to share-based payment transactions to be recognized in the financial statements. SFAS 123R required public companies to apply SFAS 123R in the first interim or annual reporting period beginning after June 15, 2005. In April 2005, the SEC approved a new rule that delays the effective date, requiring public companies to apply SFAS 123R in their next fiscal year, instead of the next interim reporting period, beginning after June 15, 2005. As permitted by SFAS 123, the Company elected to follow the guidance of APB 25, which allowed companies to use the intrinsic value method of accounting to value their share-based payment transactions with employees. SFAS 123R requires measurement of the cost of share-based payment transactions to employees at the fair value of the award on the grant date and recognition of expense over the requisite service or vesting period. SFAS 123R requires implementation using a modified version of prospective application, under which compensation expense of the unvested portion of previously granted awards and all new awards will be recognized on or after the date of adoption. SFAS 123R also allows companies to adopt SFAS 123R by restating previously issued statements, basing the amounts on the expense previously calculated and reported in their pro forma footnote disclosures required under SFAS 123. The Company will adopt SFAS 123R in the first interim period of fiscal 2006 and is currently evaluating the impact that the adoption of SFAS 123R will have on its results of operations and financial position.
     In November 2004, the FASB issued SFAS No. 151, Inventory Pricing (SFAS 151). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This statement requires that those items be recognized as current-period charges. In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The impact of the adoption of SFAS No. 151 is not expected to have a material impact on the Company’s consolidated financial statements of operations or consolidated balance sheets.
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
10. Commitment
     As of March 31, 2005, the Company entered into a consulting agreement with Dr. Ronald Evans, a Salk professor and Howard Hughes Medical Institute investigator, that continues through February 2008. The agreement provides for certain cash payments and a grant of stock options. Dr. Evans serves as a Chairman of Ligand’s Scientific Advisory Board.
11. Subsequent Events
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
Pfizer Collaboration — Lasofoxifene
     In August 2004, Pfizer submitted an NDA to the FDA for lasofoxifene for the prevention of osteoporosis in postmenopausal women. In September 2005, Pfizer announced the receipt of a non-approvable letter from the FDA for the prevention of osteoporosis. In December 2004, Pfizer filed a supplemental NDA for the use of lasofoxifene for the treatment of vaginal atrophy which remains pending at the FDA. Lasofoxifene is also being developed by Pfizer for the treatment of osteoporosis. Lasofoxifene is a product that resulted from the Company’s collaboration with Pfizer and upon which the Company will receive royalties if the product is approved by the FDA and subsequently marketed by Pfizer.
Bylaws Amendment
     On November 8, 2005, the Board of Directors of the Company approved an amendment to the Company’s Bylaws clarifying the Company’s advance notice requirement for a stockholder who wishes to bring business before an annual meeting of stockholders. The amended bylaw provides that, in the event the annual meeting date has been changed by more than 30 days from the date contemplated in the previous year’s proxy statement, stockholder proposals for the annual meeting must be received no later than 20 days after the earlier of the date on which (i) notice of the date of the annual meeting was mailed to stockholders or (ii) public disclosure of the date of the meeting was made to stockholders. Previously the bylaws stated that the time for receipt of such proposals was “a reasonable time before the solicitation is made.”
Amended and Restated Research, Development and License Agreement with Wyeth
     On December 1, 2005, the Company entered into an Amended and Restated Research, Development and License Agreement with Wyeth (formerly American Home Products Corporation). Under the previous agreement, effective September 2, 1994 as amended January 16, 1996, May 24, 1996, September 2, 1997 and September 9, 1999 (collectively the “Prior Agreement”), Wyeth and the Company engaged in a joint research and development effort to discover and/or design small molecule compounds which act through the estrogen and progesterone receptors and to develop pharmaceutical products from such compounds. Wyeth sponsored certain research and development activities to be carried out by the Company and Wyeth may commercialize products resulting from the joint research and development subject to certain milestone and royalty payments. The Amended and Restated Agreement does not materially change the prior rights and obligations of the parties with respect to Wyeth compounds, currently in development, e.g. bazedoxifene, in late stage development for osteoporosis.
     The parties agreed to amend and restate the Prior Agreement principally to better define, simplify and clarify the universe of research compounds resulting from the research and development efforts of the parties, combine and clarify categories of those compounds and related milestones and royalties and resolve a number of milestone payment issues that had arisen. Among other things, the Amended and Restated Agreement calls for Wyeth to pay the Company $1.8 million representing the difference between amounts paid under the old compound categories versus the amounts due under the new, single category.
Stockholders’ Agreement
     On December 2, 2005, the Company and Third Point Offshore Fund, Ltd. (Third Point) entered into a stockholders agreement under which, among other things, the Company will expand its board from eight to eleven, elect three designees of Third Point to the new board and pay certain of Third Point’s expenses, not to exceed approximately $0.5 million, with some conditions. Third Point will not sell its Ligand shares, solicit proxies or take certain other stockholders actions for a minimum of six months and as long as its designees remain on the board. See Note 7. Litigation.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Caution: This discussion and analysis may contain predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties, including those discussed under Part II, Item 1A. Risk Factors below. This outlook represents our current judgment on the future direction of our business. These statements include those related to management’s trend analyses and expectations, Organon discussions; product and corporate partner pipeline; litigation, the annual stockholders’ meeting, the SEC enforcement investigation, compliance with the NASDAQ Listing Qualifications Panel requirements and the potential relisting of the Company’s securities, and material weaknesses and remediation. Actual events or results may differ materially from Ligand’s expectations. For example, there can be no assurance that the Company’s subsequent processes and initiatives such as compliance with NASDAQ Listing Qualifications Panel requirements will be completed or when, that the Company will achieve relisting by the NASDAQ Stock Market and if so, when relisting will occur, that the Company’s currently ongoing or future litigation (including private litigation and the SEC investigation) will not have an adverse effect on the Company, that the Company will be able to successfully conclude discussions with Organon, that corporate or partner pipeline products will gain approval or success in the market, that the Company will remediate any identified material weaknesses, that the sell-through revenue recognition models will not require adjustment and not result in a subsequent restatement. In addition, the Company’s financial results and stock price may suffer as a result of the previously announced restatement and delisting action by NASDAQ or as a result of any failure to remediate material weaknesses and its relationships with its vendors, stockholders or other creditors may suffer. Such risks and uncertainties could cause actual results to differ materially from any future performance suggested. We undertake no obligation to release publicly the results of any revisions to these forward-looking statements to reflect events or circumstances arising after the date of this quarterly report. This caution is made under the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934 as amended.
     Our trademarks, trade names and service marks referenced herein include Ligand ®, AVINZA ® , ONTAK ® , Panretin ® and Targretin ® . Each other trademark, trade name or service mark appearing in this quarterly report belongs to its owner.
     References to Ligand Pharmaceuticals Incorporated (“Ligand”, the “Company”, “we” or “our”) include our wholly owned subsidiaries – Ligand Pharmaceuticals (Canada) Incorporated; Ligand Pharmaceuticals International, Inc.; Seragen, Inc. (“Seragen”); and Nexus Equity VI LLC (“Nexus”).
Restatement of Previously Issued Consolidated Financial Statements
     As described in our Annual Report on Form 10-K for the year ended December 31, 2004, we have restated our consolidated financial statements for the first three quarters of 2004. This Form 10-Q includes restated quarterly information for the quarter ended March 31, 2004. As described in Note 2 to the consolidated financial statements in this Form 10-Q, the restatement corrects our revenue recognition method of our domestic product shipments of AVINZA, ONTAK, Targretin capsules and Targretin gel under SFAS 48 – “Revenue Recognition When Right of Return Exists” (“SFAS 48”) and Staff Accounting Bulletin (“SAB”) No. 101 – “Revenue Recognition”, as amended by SAB 104. Additionally, the restatement reflects adjustments in connection with the buy-out of the Salk royalty obligation, the Pfizer settlement agreement, and other adjustments and reclassifications relating to other accrued liabilities, including the estimates of future obligations and bonuses to employees, and royalty payments made to technology partners.
     The following table sets forth the effect of the restatement for the three months ended March 31, 2004.

LIGAND PHARMACEUTICALS INCORPORATED
EFFECTS OF THE RESTATEMENT
(in thousands, except share and per share data)
(unaudited)

For the three
months ended
March 31,
2004
Net loss, as previously reported:	$(13,139)

Adjustments to net loss (increase) decrease:
Product sales:
Net product sales (a)	(9,245)
Other (b)	48
Cost of products sold:
Product cost (c)	886
Royalties (c)	392
Research and development:
Reclassification (d)	742
Salk-buyout (e)	(1,120)
Patent expense (f)	(238)
Other (b)	(49)
Selling, general and administrative expenses:
Reclassification (d)	(742)
Legal expense (g)	373
Other (b)	136
Interest:
Other (b)	44
Other, net:
Income taxes (h)	16
Income tax expense (h)	(16)

Net loss, as restated	$(21,912)

Per Share Data
As previously reported:
Basic and diluted net loss per share	$(0.18)

Weighted average number of common shares	73,299,281

As restated:
Basic and diluted net loss per share	$(0.30)

Weighted average number of common shares	73,299,281

The adjustments relate to the following:

(a)	To reflect the change in the revenue recognition method from the sell-in method to the sell-through method.

(b)	To reflect other adjustments and reclassifications.

(c)	To reflect the effect of the sell-through revenue recognition method on cost of products sold and royalties.

(d)	To reclassify expenses incurred for the technology transfer and validation effort related to the second source of supply for AVINZA from research and development expense to selling, general and administrative expense.

(e)	To expense the payment to The Salk Institute to buy-out the Company’s royalty obligation on lasofoxifene in March 2004.

(f)	To correct patent expense.

(g)	To correct legal expense.

(h)	To reclassify income taxes related to international operations.

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
     We currently market five products in the United States: AVINZA, for the relief of chronic, moderate to severe pain; ONTAK, for the treatment of patients with persistent or recurrent cutaneous T-cell lymphoma (CTCL); Targretin capsules, for the treatment of CTCL in patients who are refractory to at least one prior systemic therapy; Targretin gel, for the topical treatment of cutaneous lesions in patients with early stage CTCL; and Panretin gel, for the treatment of Kaposi’s sarcoma in AIDS patients. In Europe, we have marketing authorizations for Panretin® gel and Targretin capsules and are currently marketing these products under arrangements with local distributors. In April 2003, we withdrew our ONZAR™ (ONTAK in the U.S.) marketing authorization application in Europe for our first generation product. It was our assessment that the cost of the additional clinical and technical information requested by the European Agency for the Evaluation of Medicinal Products (EMEA) for the first generation product would be better spent on acceleration of the second generation ONTAK formulation development. We expect to resubmit the ONZAR™ application with the second generation product in 2006 or early 2007.
     In February 2003, we entered into an agreement for the co-promotion of AVINZA with Organon Pharmaceuticals USA Inc. (Organon). Under the terms of the agreement, Organon committed to a specified minimum number of primary and secondary product calls delivered to certain high prescribing physicians and hospitals beginning in March 2003. Organon’s compensation is structured as a percentage of net sales, based on our standard accounting principles and generally accepted accounting principles (GAAP), which pays Organon for their efforts and also provides Organon an economic incentive for performance and results. In exchange, we pay Organon a percentage of AVINZA net sales based on the following schedule:

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
     Because this sell-in revenue was not in accordance with GAAP, we believe that we have overpaid Organon under the terms of the agreement by approximately $19.7 million for sales through March 31, 2005. We have notified Organon regarding the overpayment and our intention to apply such overpayment to future amounts due under the co-promotion agreement calculated under GAAP and our standard accounting principles. Organon has expressed its disagreement with this position and we are currently in discussions with Organon. While the discussions continue, the payments made and under discussion are reflected in the Company’s consolidated financial statements as “co-promotion expense.” Therefore, the consolidated financial statements included herein do not recognize the overpayment pending resolution of the matter. Until this matter is resolved, we will continue to account for co-promotion expense based on net sales determined using the sell-in method.

     Additionally, both companies agreed to share equally all costs for AVINZA advertising and promotion, medical affairs and clinical trials. Each company is responsible for its own sales force costs and other expenses. The initial term of the co-promotion agreement is 10 years. Organon has the option any time prior to January 1, 2008 to extend the agreement to 2017 by making a $75.0 million payment to us. Either party may terminate the agreement in the event that net sales of AVINZA during 2007 are less than a specified level. Further, either party may terminate the agreement upon material breach of the other part, including a failure of the other party to meet at least 95% of its minimum sales calls obligations, or to use its commercially reasonable efforts to market and promote AVINZA in accordance with the mutually agreed marketing plan, which includes the number, targeting and frequency of sales calls.
     We are currently involved in the research and development phase of a collaboration with TAP Pharmaceutical Products Inc. (or TAP). Collaborations in the development phase are being pursued by Eli Lilly and Company, GlaxoSmithKline, Organon, Pfizer, TAP and Wyeth. We receive funding during the research phase of the arrangements and milestone and royalty payments as products are developed and marketed by our corporate partners. In addition, in connection with some of these collaborations, we received non-refundable up-front payments.
     We have been unprofitable since our inception on an annual basis. We achieved quarterly net income of $17.3 million during the fourth quarter of fiscal 2004, which was primarily the result of recognizing approximately $31.3 million from the sale of royalty rights to Royalty Pharma. However, for the three months ended March 31, 2005, we incurred a net loss of $18.5 million and expect to incur net losses in the future. To be consistently profitable, we must successfully develop, clinically test, market and sell our products. Even if we consistently achieve profitability, we cannot predict the level of that profitability or whether we will be able to sustain profitability. We expect that our operating results will fluctuate from period to period as a result of differences in the timing of revenues earned from product sales, expenses incurred, collaborative arrangements and other sources. Some of these fluctuations may be significant.
Recent Developments
Acceleration of Stock Options.
     The Company accounts for stock-based compensation in accordance with Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, and FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation.
     On January 31, 2005, we accelerated the vesting of certain unvested and “out-of-the-money” stock options previously awarded to the executive officers and other employees under the Company’s 1992 and 2002 stock option plans which had an exercise price greater than $10.41, the closing price of the our stock on that date. Options to purchase approximately 1.3 million shares of common stock (of which approximately 450,000 shares were subject to options held by the executive officers) were accelerated. Options held by non-employee directors were not accelerated. Since the stock options were “out-of-the-money,” no compensation expense was recognized for the three months ended March 31, 2005
     Holders of incentive stock options (ISOs) within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, were given the election to decline the acceleration of their options if such acceleration would have the effect of changing the status of such option for federal income tax purposes from an ISO to a non-qualified stock option. In addition, the executive officers plus other members of senior management agreed that they will not sell any shares acquired through the exercise of an accelerated option prior to the date on which the exercise would have been permitted under the option’s original vesting terms. This agreement does not apply to a) shares sold in order to pay applicable taxes resulting from the exercise of an accelerated option or b) upon the officers’ retirement or other termination of employment.
     The purpose of the acceleration was to eliminate any future compensation expense the Company would have otherwise recognized in its statement of operations with respect to these options upon the implementation of the Financial Accounting Standard Board statement “Share-Based Payment” (SFAS 123R).

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
     While the increased focus of the primary care representatives and the territory rebalancing of physicians was intended to be positive and increase sales call productivity over time, the immediate and near term effects including sales force turnover appear to have impacted the quantity and quality of expected sales calls in 2004 and continuing into 2005. In addition, the Organon reorganization impacted the infrastructure and personnel available to execute the long-term care and hospice initiatives. The Organon reorganization and rebalancing, and the Ligand primary care sales force expansion are expected to improve sales call productivity in primary care over time, however, reacceleration of prescription demand and market share gains have not yet responded in the expected timeframes or in the expected quantities. This remains one of the key challenges of the co-promotion partners going forward.
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
     Our first option, providing for a one-time payment of $20.0 million to Lilly in exchange for the elimination of our ONTAK royalty obligations in 2005 and a reduced reverse-tiered royalty scale on ONTAK sales in the U.S. thereafter, was exercised and paid in January 2005. The second option, exercised and paid in April 2005, provided for a one-time payment of $13.0 million to Lilly in exchange for the elimination of royalties on ONTAK net sales in the U.S. in 2006 and a reduced reverse-tiered royalty thereafter. Beginning in 2007 and throughout the remaining ONTAK patent life (2014), we will pay no royalties to Lilly on U.S. sales up to $38.0 million. Thereafter, Ligand would pay royalties to Lilly at a rate of 20% on net U.S. sales between $38.0 million and $50.0 million; at a rate of 15% on net U.S. sales between $50.0 million and $72.0 million; and at a rate of 10% on net U.S. sales in excess of $72.0 million.
Targretin Capsules Development Programs
     In March 2005, we announced that the final data analysis for Targretin capsules in NSCLC showed that the trials did not meet their endpoints of improved overall survival and projected two year survival. We are continuing to analyze the data and apply it to the continued development of Targretin capsules in NSCLC. Failure to demonstrate the product’s safety and effectiveness in NSCLC would delay or prevent regulatory approval of the product and could adversely affect our business as well as our stock price. See “Risk Factors – Our products face significant regulatory hurdles prior to marketing which could delay or prevent sales.”

Additional Manufacturing Sources
     In 2004, we entered into contracts with Cardinal Health to provide a second manufacturing source for AVINZA, and with Hollister-Stier to fill and finish ONTAK. In July 2005, we announced that the FDA approved the Hollister-Stier facility for fill/finish of ONTAK. In August 2005, the FDA approved the production of AVINZA at the Cardinal Health facility, which provides a second source of supply, thus diversifying the AVINZA supply chain and increasing production capacity.
Pfizer Collaboration — Lasofoxifene
     In August 2004, Pfizer submitted an NDA to the FDA for lasofoxifene for the prevention of osteoporosis in postmenopausal women. In September 2005, Pfizer announced the receipt of a non-approvable letter from the FDA for the prevention of osteoporosis. In December 2004, Pfizer filed a supplemental NDA for the use of lasofoxifene for the treatment of vaginal atrophy which remains pending at the FDA. Lasofoxifene is also being developed by Pfizer for the treatment of osteoporosis. Lasofoxifene is a product that resulted from our collaboration with Pfizer and upon which we will receive royalties if the product is approved by the FDA and subsequently marketed by Pfizer.
Results of Operations
     Total revenues for the three months ended March 31, 2005 were $37.0 million compared to $27.4 million for the same 2004 period. Loss from operations was $15.8 million for the three months ended March 31, 2005 compared to $19.1 million for the same 2004 period. Net loss for the three months ended March 31, 2005 was $18.5 million ($0.25 per share) compared to $21.9 million ($0.30 per share) for the same 2004 period.
Effects of the Sell-Through Method on Consolidated Financial Statements
     As described in the 2004 Form 10-K, the Company adopted the sell-through revenue recognition method as its new revenue recognition policy for the Company’s domestic products shipments of AVINZA, ONTAK, Targretin capsules, and Targretin gel. Under the sell-through method, the Company does not recognize revenue upon shipment of product to the wholesaler. The Company recognizes revenue when such inventory is “sold through” on a first-in-first-out (FIFO) basis.
     Sell-through for AVINZA is considered to be at the prescription level or at time of end user consumption for non-retail prescriptions. Thus, changes in wholesaler or retail pharmacy inventories of AVINZA do not affect the Company’s product revenues, but will be reflected on the balance sheet under deferred revenue, net. Sell-through for ONTAK, Targretin capsules and Targretin gel is considered to be at the time the product moves from the wholesaler to the wholesaler’s customer. Likewise, changes in wholesaler inventories of these products do not affect the Company’s product revenue, but will be reflected on the balance sheet under deferred revenue, net. As such, changes in wholesaler inventories for all the Company’s products, including product that the wholesaler returns to the Company for credit, do not affect product revenues but will be reflected as a change in deferred product revenue.
     Under the sell-through revenue recognition method, product sales and gross margins are affected by the timing of gross to net sales adjustments including wholesaler promotional discounts, the cost of certain services provided by wholesalers under distribution service agreements, and the impact of price increases.
     Cost of products sold and therefore gross margins for the Company’s products are further impacted by the changes in the timing of revenue recognition and certain related changes in accounting as a result of the change to the sell-through revenue recognition method. The more significant impacts are summarized below:
•	Impact of changed sales volumes — a significant amount of cost of products sold is comprised of “fixed costs” including amortization of acquired technology and product rights that result in lower margins at lower sales levels.

•	Returns — when product is shipped into the wholesale channel, inventory held by the wholesaler (and subsequently held by retail pharmacies in the case of AVINZA) is classified as “deferred cost of product sold” which is included in “Other current assets.” At the time of shipment, the Company makes an estimate of units that may be returned and records a reserve for those units against the “deferred cost of goods sold” account. Upon an announced price increase, the Company revalues its estimate of deferred product revenue to be returned to recognize the potential higher credit a wholesaler may take upon product return determined as the difference between the new and the initial wholesaler acquisition cost. The impact of this reserve revaluation is likewise reflected as a charge to the Company’s statement of operations in the period the Company announces such price increase.

•	Royalties — under the sell-through method, royalties paid based on unit shipments to wholesalers are deferred and recognized as royalty expense as those units are sold-through and recognized as revenue.
Product Sales
     Our product sales for any individual period can be influenced by a number of factors including changes in demand for a particular product, competitive products, the timing of announced price increases, and the level of prescriptions subject to rebates and chargebacks. According to IMS data, quarterly prescription market share of AVINZA for the three months ended March 31, 2005 was 4.4% compared to 3.2% for the same 2004 period. We expect that AVINZA prescription market share will continue to increase as a result of a more balanced and focused sales and marketing activity compared to 2004. We also continue to expect that demand for and sales of ONTAK will be positively impacted as further data is obtained from ongoing expanded-use clinical trials and the initiation of new expanded-use trials but negatively impacted by continuing reimbursement trends resulting from changes to the Centers for Medicare and Medicaid Services reimbursement rates. The level and timing of any increases resulting from expanded-use clinical trials, however, are influenced by a number of factors outside our control, including the accrual of patients and overall progress of clinical trials that are managed by third parties.
     Excluding AVINZA, our products are small-volume specialty pharmaceutical products that address the needs of cancer patients in relatively small niche markets with substantial geographical fluctuations in demand. To ensure patient access to our drugs, we maintain broad distribution capabilities with inventories held at approximately 150 locations throughout the United States. The purchasing and stocking patterns of our wholesaler customers for all our products are influenced by a number of factors that vary from product to product. These factors include, but are not limited to, overall level of demand, required minimum shipping quantities and wholesaler competitive initiatives. If any or all of our major wholesalers decide to reduce the inventory they carry in a given period (subject to the terms of our fee-for-service agreements discussed below), our shipments and cash flow for that period could be substantially lower than historical levels.
     In the third and fourth quarters of 2004, we entered into fee-for-service agreements (or distribution service agreements) for each of our products with the majority of our wholesaler customers. The principal fee-for-service agreements were subsequently renewed during the third quarter of 2005. In exchange for a set fee, the wholesalers have agreed to provide us with certain information regarding product stocking and out-movement; agreed to maintain inventory quantities within specified minimum and maximum levels; inventory handling, stocking and management services; and certain other services surrounding the administration of returns and chargebacks. In connection with implementation of the fee-for-service agreements, we no longer offer these wholesalers promotional discounts or incentives and as a result, we expect a net improvement in product gross margins as volumes grow. Additionally, we believe these arrangements will provide lower variability in wholesaler inventory levels and improved management of inventories within and between individual wholesaler distribution centers that we believe will result in a lower level of product returns compared to prior periods.
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
Net Product Sales
     The Company’s domestic net product sales for AVINZA, ONTAK, Targretin capsules and Targretin gel, are determined on a sell-through basis less allowances for rebates, chargebacks, discounts, and losses to be incurred on returns from wholesalers resulting from increases in the selling price of the Company’s products. We recognize revenue for Panretin upon shipment to wholesalers as our wholesaler customers only stock minimal amounts of Panretin, if any. As such, wholesaler orders are considered to approximate end-customer demand for the product. Revenues from sales of Panretin are net of allowances for rebates, chargebacks, returns and discounts. For international shipments of our product, revenue is recognized upon shipment to our third-party international distributors. In addition, the Company incurs certain distributor service agreement fees related to the management of its product by wholesalers. These fees have been recorded within net product sales. For ONTAK, the Company also has established reserves for returns from end customers (i.e. other than wholesalers) after sell-through revenue recognition has occurred.
     A summary of the revenue recognition policy used for each of our products and the expiration of the underlying patents for each product is as follows:

		Revenue Recognition	Patent
	Method	Event	Expiration
AVINZA	Sell-through	Prescriptions	November 2017
ONTAK	Sell-through	Wholesaler out-movement	December 2014
Targretin capsules	Sell-through	Wholesaler out-movement	October 2016
Targretin gel	Sell-through	Wholesaler out-movement	October 2016
Panretin International	Sell-in Sell-in	Shipment to wholesaler Shipment to international	August 2016 February 2011 through April 2013
distributor
     For the three months ended March 31, 2005 and 2004, net product sales recognized under the sell-through method represented 96% of total net product sales and net product sales recognized under the sell-in method represented 4% of total net product sales for each period in 2005 and 2004.
     Our total net product sales for the three months ended March 31, 2005 were $35.0 million compared to $24.9 million for the same 2004 period. A comparison of sales by product is as follows (in thousands):

	Three months ended March 31,
		2004
	2005	(Restated)
AVINZA	$21,997	$13,277
ONTAK	8,024	7,311
Targretin capsules	4,015	3,417
Targretin gel and Panretin gel	1,009	934

Total product sales	$35,045	$24,939

AVINZA
     Sales of AVINZA were $22.0 million for the three months ended March 31, 2005 compared to $13.3 million for the same 2004 period. This increase is due to higher prescriptions as a result of the increased level of marketing and sales activity under our co-promotion agreement with Organon, and the product’s success in achieving state Medicaid and commercial formulary status. Formulary access removes obstacles to physicians prescribing the product and facilitates patient access to the product through lower co-pays. According to IMS data, quarterly prescription market-share for AVINZA for the three months ended March 31, 2005 was 4.4% compared to 3.2% for the same 2004 period. Since the start of co-promotion activities, AVINZA had been promoted by more than 700 sales representatives compared to approximately 50 representatives in 2003 prior to co-promotion. However, as a result of a recent sales force restructuring and rebalancing of the Organon AVINZA sales territories, as further discussed above under “Recent Developments”, and the expansion of Ligand’s sales force, four separate sales forces totaling approximately 600 representatives are anticipated to be deployed throughout 2005 to provide more than 800,000 focused sales calls per year to the primary care, specialist, and long-term care and hospice markets.
     For the three months ended March 31, 2005 compared to the same 2004 period, AVINZA sales were negatively impacted by a higher level of rebates under certain managed care contracts with pharmacy benefit managers (PBMs), group purchasing organizations (GPOs) and health maintenance organizations (HMOs). Additionally, AVINZA sales for the three months ended March 31, 2005 reflect an approximate $3.5 million reduction in sales for losses on product returns resulting from an AVINZA price increase which became effective April 1, 2005. Upon an announced price increase, we revalue our estimate of deferred product revenue to be returned to recognize the potential higher credit a wholesaler may take upon product return determined as the difference between the new price and the previous price used to value the allowance. There was no comparable price increase impacting the allowance for returns losses for the three months ended March 31, 2004. Lastly, product sales for the three months ended March 31, 2005 are net of fees paid to our wholesaler customers under the fee for service agreements entered into during the third and fourth quarters of 2004.
     Any changes to our estimates for Medicaid prescription activity or prescriptions written under our managed care contracts may have an impact on our rebate liability and a corresponding impact on AVINZA net product sales. For example, a 20% variance to our estimated Medicaid and managed care contract rebate accruals for AVINZA as of March 31, 2005 could result in adjustments to our Medicaid and managed care contract rebate accruals and net product sales of approximately $1.2 million and $0.3 million, respectively.
ONTAK
     Sales of ONTAK were $8.0 million for the three months ended March 31, 2005 compared to $7.3 million for the same 2004 period. ONTAK sales for the 2005 period were positively impacted by a 9% price increase effective January 1, 2004 which under the sell-through revenue recognition method does not impact net product sales until the product sells-through the distribution channel, and therefore, had no effect on net product sales recognized for the same 2004 period. Partially offsetting the increase, however, were fees paid to our wholesaler customers under the fee for service agreements entered into during the third and fourth quarters of 2004. Additionally, sales of ONTAK in 2005 reflect a continued increase in chargebacks and rebates due to changes in patient mix and evolving reimbursement rates. We continue to study changes to the Centers for Medicare and Medicaid Services reimbursement rates. This review continues to indicate increased challenges for a sub-segment of our ONTAK Medicare patients in 2005. Lastly, ONTAK product sales for the three months ended March 31, 2005 are net of fees paid to our wholesaler customers under the fee for service agreements entered into during the third and fourth quarters of 2004. We expect that sales of ONTAK will continue to be negatively impacted by changes to the Centers for Medicare and Medicaid Services reimbursement rates in 2005 but expect improved reimbursement rates moving into 2006.
Targretin capsules
     Sales of Targretin capsules were $4.0 million for the three months ended March 31, 2005 compared to $3.4 million for the same 2004 period. This increase reflects a 7% price increase effective January 1, 2004 which under the sell-through revenue recognition method does not impact net product sales until the product sells-through the distribution channel and therefore had no impact on net sales for the same 2004 period. As reported by IMS Health, demand for Targretin capsules, as measured by product outmovement, increased by approximately 1% for the three months ended March 31, 2005 compared to the same 2004 period. Lastly, Targretin capsules product sales are net of fees paid to our wholesaler customers under the fee for service agreements entered into during the third and fourth quarters of 2004.
     In June 2004, the Centers for Medicare and Medicaid Services (CMS) announced formal implementation of the Section 641 Demonstration Program under the Medicare Modernization Act of 2003 including reimbursement under

Medicare for Targretin for patients with CTCL. As a result, we continue to expect improved patient access for Targretin in 2005.
Collaborative Research and Development and Other Revenue
     Collaborative research and development and other revenues for the three months ended March 31, 2005 were $1.9 million compared to $2.5 million for the same 2004 period. Collaborative research and development and other revenues include reimbursement for ongoing research activities, earned development milestones, and recognition of prior years’ up-front fees previously deferred in accordance with SAB 104. Revenue from distribution agreements includes recognition of up-front fees collected upon contract signing and deferred over the life of the distribution arrangement and milestones achieved under such agreements.
     A comparison of collaborative research and development and other revenues is as follows (in thousands):

	Three months ended March 31,
	2005	2004
Collaborative research and development	$862	$2,172
Development milestones and other	1,078	304

	$1,940	$2,476

     Collaborative research and development. The decrease in ongoing research activities reimbursement revenue for the three months ended March 31, 2005 compared to the same 2004 period is due to the termination in November 2004 of our research arrangement with Lilly.
     Development milestones and other. Development milestones revenue for the three months ended March 31, 2005 reflects $1.0 million earned from GlaxoSmithKline. For the three months ended March 31, 2004, development milestones revenue reflects $0.2 million earned from Alfa Wassermann.
Gross Margin
     Gross margin on product sales was 68.4% for the three months ended March 31, 2005 compared to 69.7% for the same 2004 period. Gross margin for the three months ended March 31, 2005 compared to the same 2004 period was negatively impacted by a higher proportionate level of AVINZA rebates and ONTAK chargebacks and rebates and the costs associated with our wholesaler distribution service agreements as further discussed under “Product Sales.” Additionally, gross margin for the three months ended March 31, 2005 compared to the same 2004 period was negatively impacted by a $0.5 million write-off of ONTAK finished goods inventory due to the Company’s updated assessment in December 2005 of the timing of certain clinical trials.
     The margin for the three months ended March 31, 2005 compared to the prior year period benefited from the increase in sales of AVINZA. AVINZA represented 62.8% of net product sales for the three months ended 2005 compared to 53.2% for the same 2004 period. For both AVINZA and ONTAK we have capitalized license, royalty and technology rights recorded in connection with the acquisition of the rights to those products and accordingly, margins improve as sales of these products increase and there is greater coverage of the fixed amortization of the intangible assets. AVINZA cost of product sold includes the amortization of license and royalty rights capitalized in connection with the restructuring of our AVINZA license and supply agreement in November 2002. The total amount of capitalized license and royalty rights, $114.4 million, is being amortized to cost of product sold on a straight-line basis over 15 years. The total amount of ONTAK acquired technology, $45.3 million, is also amortized to cost of product sold on a straight-line basis over 15 years. ONTAK margins were also positively impacted during the three months ended March 31, 2005 by lower royalties as a result of the partial impact of the restructuring of the Company’s royalty obligation to Lilly as further discussed under “Recent Development – Restructuring of ONTAK Royalty”. This restructuring resulted in no royalty liability owed to Lilly for the three months ended March 31, 2005. This impact was partially offset by amortization of the amount paid to Lilly in the first quarter of 2005, $20.0 million, to restructure the ONTAK royalty and the recognition of deferred royalty expense previously paid to Lilly which under the sell-through revenue recognition method is recognized as the related product sales are recognized.

The amount paid to restructure the ONTAK royalty is being amortized through 2014, the remaining life of the underlying patent, using the greater of the straight-line method or the expense determined based on the tiered royalty schedule set forth under “Restructuring of ONTAK Royalty” above. In accordance with SFAS 142, “Goodwill and Other Intangibles” (“SFAS 142”), for both AVINZA and ONTAK, capitalized license and technology rights are amortized on a straight-line basis since the pattern in which the economic benefits of the assets are consumed (or otherwise used up) cannot be reliably determined. At March 31, 2005, acquired technology and products rights, net totaled $144.3 million.
     Gross margin for the three months ended March 31, 2005 was also favorably impacted by price increases on ONTAK, Targretin capsules and Targretin gel which became effective January 1, 2004. Under the sell-through revenue recognition method, changes to prices do not impact net product sales and therefore gross margins until the product sells-through the distribution channel. Accordingly, the price increases did not have an effect on the margins for the three months ended March 31, 2004.
     Overall, given the fixed level of amortization of the capitalized AVINZA license and royalty rights, we expect the AVINZA gross margin percentage to increase as sales of AVINZA increase. Additionally, we expect the gross margin on ONTAK to improve in 2005 due to the lowering of the royalty obligation to Lilly in connection with the restructuring of the ONTAK royalty agreement as further discussed under “Recent Developments.”
Research and Development Expenses
     Research and development expenses were $14.7 million for the three months ended March 31, 2005 compared to $17.5 million for the same 2004 period. The major components of research and development expenses are as follows (in thousands):

	Three months ended
	March 31,
	2005	2004
		(Restated)
Research
Research performed under collaboration agreements	$982	$2,085
Internal research programs	4,977	3,920

Total research	$5,959	$6,005

Development
New product development	6,096	7,935
Existing product support (1)	2,680	3,577

Total development	$8,776	$11,512

Total research and development	$14,735	$17,517

(1)	Includes costs incurred to comply with post-marketing regulatory commitments.
     Overall, spending for research expenses remained relatively constant for the three months ended March 31, 2005 compared to the same 2004 period, with increases in expenses for internal research programs offset by decreases in expenses for research performed under collaboration agreements. The decrease in expenses for research performed under collaboration agreements is due primarily to a lower contractual level of research funding under our agreement with TAP and lower research funding under the Lilly collaboration which concluded in November 2004. The increase in internal research program expenses for the three months ended March 31, 2005 compared to the same 2004 period reflects an increased level of effort in the area of thrombopoietin (TPO) agonists.
     Spending for development expenses decreased to $8.8 million for the three months ended March 31, 2005 compared to $11.5 million for the same 2004 period reflecting a lower level of expense for both new product development and existing product support. The decrease in expenses for new product development is due primarily to a reduced level of spending on Phase III clinical trials for Targretin capsules in NSCLC. In March 2005, we announced that the final data analysis for Targretin capsules in NSCLC showed that the trials did not meet their endpoints of improved overall survival and projected two-year survival. We are continuing to analyze the data and apply it to the continued development of Targretin in NSCLC. The decrease in existing product support in 2005 compared to 2004 is primarily due to lower expenses for Targretin capsules and ONTAK post-marketing regulatory studies.
     As a result of the findings for Targretin capsules in NSCLC, we expect overall development expenses to further decrease in 2005 as compared to 2004.
     A summary of our significant internal research and development programs is as follows:

Program	Disease/Indication	Development Phase
AVINZA	Chronic, moderate-to-severe pain	Marketed in U.S.
Phase IV

ONTAK	CTCL	Marketed in U.S., Phase IV
	Chronic lymphocytic leukemia	Phase II
	Peripheral T-cell lymphoma	Phase II
	B-cell Non-Hodgkin’s lymphoma	Phase II
	NSCLC third line	Phase II

Targretin capsules	CTCL	Marketed in U.S. and Europe
	NSCLC first-line	Phase III
	NSCLC monotherapy	Planned Phase II/III
	NSCLC second/third line	Planned Phase II/III
	Advanced breast cancer	Phase II
	Renal cell cancer	Phase II

Targretin gel	CTCL	Marketed in U.S.
	Hand dermatitis (eczema)	Planned Phase II/III
	Psoriasis	Phase II

LGD4665 (Thrombopoietin oral mimic)	Chemotherapy-induced thrombocytopenia (TCP), other TCPs	IND Track

LGD5552 (Glucocorticoid agonists)	Inflammation, cancer	IND Track

Selective androgen receptor modulators, e.g., LGD3303 (agonist/antagonist)	Male hypogonadism, female & male osteoporosis, male & female sexual dysfunction, frailty. Prostate cancer, hirsutism, acne, androgenetic alopecia.	Pre-clinical
     We do not provide forward-looking estimates of costs and time to complete our ongoing research and development projects, as such estimates would involve a high degree of uncertainty. Uncertainties include our ability to predict the outcome of complex research, our ability to predict the results of clinical studies, regulatory requirements placed upon us by regulatory authorities such as the FDA and EMEA, our ability to predict the decisions of our collaborative partners, our ability to fund research and development programs, competition from other entities of which we may become aware in future periods, predictions of market potential from products that may be derived from our research and development efforts, and our ability to recruit and retain personnel or third-party research organizations with the necessary knowledge and skills to perform certain research. Refer to “Risk Factors” below for additional discussion of the uncertainties surrounding our research and development initiatives.

Selling, General and Administrative Expense
     Selling, general and administrative expense was $19.2 million for the three months ended March 31, 2005 compared to $14.7 million for the same 2004 period. The increase for the three months ended March 31, 2005 is primarily due to costs associated with additional Ligand sales representatives hired to promote AVINZA and higher advertising and promotion expenses for AVINZA, ONTAK and Targretin capsules. The 2005 period also reflects expenses incurred in connection with the Audit Committee’s review of the Company’s consolidated financial statements and ongoing shareholder litigation. Selling, general and administrative expense is expected to further increase in 2005 due to the full year impact of hiring of an additional 36 pain specialist sales representatives as discussed above and due to significantly higher accounting and legal expenses incurred in connection with the restatement of our consolidated financial statements, SEC investigation and shareholder litigation.
Co-promotion Expense
     Co-promotion expense payable to Organon amounted to $7.7 million for the three months ended March 31, 2005 compared to $6.7 million for the same 2004 period. As discussed under “Overview”, we pay Organon, under the terms of our co-promotion agreement, 30% of net AVINZA sales, determined in accordance with GAAP and our standard accounting principles up to $150.0 million and higher percentage payments for net sales in excess of $150.0 million. Co-promotion expense recognized for the 2005 and 2004 quarterly periods was determined based upon the Company’s shipments of AVINZA to wholesalers under the sell-in revenue recognition method. As further discussed under “Overview”, however, AVINZA shipments made to wholesalers did not meet the revenue recognition criteria under GAAP and such transactions were restated using the sell-through method. For the three months ended March 31, 2005 and 2004, net AVINZA product sales under the sell-in method were higher than net product sales under the sell-through method. Accordingly, co-promotion expense for each period is higher than 30% of the net AVINZA product sales reported under the sell-through method.
     Because this sell-in revenue was not in accordance with GAAP, we believe that we have overpaid Organon under the terms of the agreement by approximately $19.7 million for sales through March 31, 2005. We have notified Organon regarding the overpayment and our intention to apply such overpayment to future amounts due under the co-promotion agreement calculated under GAAP and our standard accounting principles. Organon has expressed its disagreement with this position and we are currently in discussions with Organon. While the discussions continue, the payments made and under discussion are reflected in the Company’s consolidated financial statements as “co-promotion expense.” Therefore, the consolidated financial statements included herein do not recognize the overpayment pending resolution of the matter. Until this matter is resolved, we will continue to account for co-promotion expense based on net sales determined using the sell-in method.
Liquidity and Capital Resources
     We have financed our operations through private and public offerings of our equity securities, collaborative research and development and other revenues, issuance of convertible notes, product sales, capital and operating lease transactions, accounts receivable factoring and equipment financing arrangements and investment income.
     Working capital was a deficit of $84.5 million at March 31, 2005 compared to a deficit of $48.5 million at December 31, 2004. Cash, cash equivalents, short-term investments, and restricted investments totaled $91.1 million at March 31, 2005 compared to $114.9 million at December 31, 2004. We primarily invest our cash in United States government and investment grade corporate debt securities. Restricted investments consist of certificates of deposit held with a financial institution as collateral under equipment financing and third-party service provider arrangements.
Operating Activities
     Operating activities used cash of $2.6 million for the three months ended March 31, 2005 compared to $4.7 million for the same 2004 period. The lower use of cash for the 2005 period reflects the changes in operating assets and liabilities, primarily due to the decrease in accounts receivable, net of $12.5 million partially offset by an increase in inventories, net of $1.1 million and a decrease in accounts payable and accrued liabilities of $1.0 million.

For the same 2004 period, use of operating cash was impacted by the changes in operating assets and liabilities primarily due to increases in deferred revenue, net of $10.4 million and a decrease in accounts receivable, net of $4.8 million partially offset by increases in inventories, net and other current assets of $1.4 million and $1.2 million, respectively.
     We expect operating cash flows to continue to benefit in 2005 from increased product demand due primarily to growth in AVINZA. Operating cash is expected to be negatively impacted, however, by lower product shipments to wholesalers in accordance with reduced inventory levels we negotiated with our major wholesaler customers in the distribution service agreements. The impact of the lower shipments will be partially offset by lower fees to be paid under the distribution service agreements in the third and fourth quarters of 2005 compared to the same period in 2004. Operating cash flows are expected to be further negatively impacted by higher selling and marketing expenses on AVINZA and increased accounting and legal expenses incurred in connection with the restatement of our consolidated financial statements.
Investing Activities
     Investing activities used cash of $39.6 million for the three months ended March 31, 2005 and provided cash of $7.5 million for the same 2004 period. The use of cash for the three months ended March 31, 2005 reflects a $20.0 payment for the buy-down of ONTAK royalty payments in connection with the amended royalty agreement entered into in November 2004 between the Company and Lilly, $18.5 million of net purchases of short-term investments, and a $0.5 million capitalized payment to The Salk Institute for the exercise of an option to buy out royalty payments due on future sales of lasofoxifene for a second indication. Cash provided for the three months ended March 31, 2004 primarily reflects proceeds of $8.4 million for the sales of short-term investments net of purchases of short-term investments.
Financing Activities
     Financing activities provided cash of $0.8 million for the three months ended March 31, 2005 compared to $3.8 million for the same 2004 period. Cash provided by financing activities for the three months ended March 31, 2005 includes proceeds from the exercise of employee stock options and net proceeds from equipment financing arrangements of $0.8 million and $0.2 million, respectively. Cash provided by financing activities for the three months ended March 31, 2004 includes proceeds from the exercise of employee stock options and purchases under the Company’s employee stock purchase plan and net proceeds from equipment financing arrangements of $2.7 million and $1.1 million, respectively.
     Certain of our property and equipment is pledged as collateral under various equipment financing arrangements. As of March 31, 2005, $6.8 million was outstanding under such arrangements with $2.7 million classified as current. Our equipment financing arrangements have terms of three to five years with interest ranging from 4.73% to 10.66%.
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
Leases and Off-Balance Sheet Arrangements
     We lease certain of our office and research facilities under operating lease arrangements with varying terms through July 2015. The agreements provide for increases in annual rents based on changes in the Consumer Price Index or fixed percentage increases ranging from 3% to 7%.

     As of March 31, 2005, we are not involved in any off-balance sheet arrangements.
Contractual Obligations
     In November 2002, Ligand and Elan agreed to amend the terms of the AVINZA license and supply agreement. Under the terms of the amendment, we paid Elan $100.0 million in return for a reduction in Elan’s product supply price on sales of AVINZA by Ligand, rights to sublicense and obtain a co-promotion partner in its territories, and rights to qualify, and purchase AVINZA from a second manufacturing source. Elan’s adjusted royalty and supply price of AVINZA is approximately 10% of the product’s net sales. We also committed to purchase an annual minimum number of batches of AVINZA from Elan through 2005 estimated at approximately $9.2 million per year.
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
Critical Accounting Policies
     Certain of our accounting policies require the application of management judgment in making estimates and assumptions that affect the amounts reported in the consolidated financial statements and disclosures made in the accompanying notes. Those estimates and assumptions are based on historical experience and various other factors deemed to be applicable and reasonable under the circumstances. The use of judgment in determining such estimates and assumptions is by nature, subject to a degree of uncertainty. Accordingly, actual results could differ from the estimates made. Management believes there have been no material changes during the quarter ended March 31, 2005 to the critical accounting policies reported in the Management’s Discussion and Analysis section of our annual report on Form 10-K for the year ended December 31, 2004.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     At March 31, 2005, our investment portfolio included fixed-income securities of $36.8 million. At March 31, 2005, we held no other market risk sensitive instruments. Our fixed-income securities are subject to interest rate risk and will decline in value if interest rates increase. This risk is mitigated, however, due to the relatively short effective maturities of the debt instruments in our investment portfolio. Accordingly, an immediate 10% change in interest rates would have no material impact on our financial condition, results of operations or cash flows. Declines in interest rates over time would, however, reduce our interest income.
     We do not have a significant level of transactions denominated in currencies other than U.S. dollars and as a result we have limited foreign currency exchange rate risk. The effect of an immediate 10% change in foreign exchange rates would have no material impact on our financial condition, results of operations or cash flows.
ITEM 4. CONTROLS AND PROCEDURES
a) Evaluation of disclosure controls and procedures.
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
     In connection with the preparation of the Form 10-Q for the period ended March 31, 2005, management, under the supervision of the CEO and CFO, conducted an evaluation of disclosure controls and procedures. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2005 due to the material weaknesses described in the Company’s management report on internal control over financial reporting included in Item 9A to its 2004 Form 10-K and outlined below. As of March 31, 2005, the material weaknesses identified in the 2004 Form 10-K have not been fully remediated. Additionally, since the material weaknesses described below have not been fully remediated, the CEO and CFO continue to conclude that the Company’s disclosure controls and procedures are not effective as of the filing date of this Form 10-Q.
     As disclosed in the 2004 Form 10-K, management identified the following material weaknesses in connection with its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004:
•	The Company did not have effective controls and procedures to ensure that revenues, including sales of its products and the practice it followed regarding the replacement of expired products, were recognized in accordance with generally accepted accounting principles. With respect to product sales, the Company did not have the ability to make reasonable estimates of returns which preclude the Company from recognizing revenue at the time of domestic product shipment of AVINZA, ONTAK, Targretin capsules, and Targretin gel. As a result, shipments made to wholesalers for these products did not meet the revenue recognition criteria of SFAS 48 — “Revenue Recognition When Right of Return Exists” and Staff Accounting Bulletin (“SAB”) No. 101 – “Revenue Recognition” as amended by SAB 104.

•	The Company’s controls and procedures intended to prevent shipping of short-dated products (i.e. products shipped within six months of expiration) to its wholesalers were not operating effectively which resulted in the shipment of ONTAK during 2004 to wholesalers within six months of product expiration. The shipment of short-dated product subsequently resulted in significant product returns/replacements.

•	The Company did not have adequate records and documentation supporting the decisions made and the accounting for past transactions. This material weakness resulted from the fact that the Company did not have sufficient controls surrounding the preparation and maintenance of adequate contemporaneous records and documentation.

•	The Company did not have adequate manpower in its accounting and finance department and has a lack of sufficient qualified accounting personnel to identify and resolve complex accounting issues in accordance with generally accepted accounting principles. This material weakness contributed to the following errors in accounting: (1) revenue recognition, (2) revenues received under our agreement with Royalty Pharma, (3) warrants issued in connection with the X-Ceptor transaction, (4) the classification of the Elan shares in connection with the Company’s purchase obligation relating to the November 2002 restructuring of the AVINZA license agreement with Elan and the shares of stock issued to Pfizer in connection with the Pfizer Settlement Agreement, (5) accrual of interest in connection with the Seragen litigation, and (6) the calculation of contractual annual rent increases.

•	The Company did not have sufficient controls over accrued liability estimates in the proper accounting periods (i.e., “accruals and cut-off”). This material weakness caused errors in accounting relating to (1) estimation of accruals for clinical trials, bonuses to employees, and other miscellaneous accrued liabilities, and (2) royalty payments made to technology partners.

•	The Company did not have adequate financial reporting and close procedures. This material weakness resulted from the fact that the Company did not have sufficient controls in place nor trained personnel to adequately prepare and review documentation and schedules necessary to support its financial reporting and period-end close procedures.
b) Remediation Steps to Address Material Weakness.
     As described below, subsequent to March 31, 2005, we have implemented, or plan to implement, the following measures to remediate the material weaknesses described above and in our 2004 Form 10-K.

Revenue Recognition.
•	During the second and third quarters of 2005, the Company’s finance and accounting department, with the assistance of outside expert consultants, developed accounting models to recognize sales of its products, except Panretin, under the sell-through revenue recognition method in accordance with generally accepted accounting principles. In connection with the development of these models, the Company also implemented a number of new and enhanced controls and procedures to support the sell-through revenue recognition accounting models. These controls and procedures include approximately 35 models used in connection with the sell-through revenue recognition method including related contra-revenue models, and demand reconciliations to support and assess the reasonableness of the data and estimates, which includes information and estimates obtained from third-parties, required for sell-through revenue recognition.

•	The Company’s commercial operations department is additionally implementing a number of improvements that will further enhance the controls surrounding the recognition of product revenue. These include the development of an information operations system that will provide management with a greater amount of reliable, timely data including changes related to product movement, demand and inventory levels. The department is also adding additional personnel to review, analyze and report this information.

•	During the second and third quarters of 2005, the accounting and finance department established procedures surrounding the month-end close process to ensure that the information and estimates necessary for reporting product revenues under the sell-through method to facilitate a timely period-end close were available in a timely manner.

•	The Company will hire an expert manager on revenue recognition who will be responsible for managing all aspects of the Company’s revenue recognition accounting, sell-through revenue recognition models and supporting controls and procedures. The Company expects that this position will be filled during the first quarter of 2006. However, until this position is filled, the Company will continue to use outside expert consultants to fulfill this function.

•	The Company is developing a training program for its accounting and finance and commercial operations personnel regarding the sell-through revenue recognition method. The core training program is expected to be implemented by the end of the fourth quarter of 2005. Additional training will be provided on a regular and periodic basis and updated as considered necessary.
Shipments of Short-Dated Product.
•	During the second quarter of 2005, the Company’s internal audit department conducted a detailed audit of the controls, policies and procedures surrounding, and the personnel responsible for, the shipment of the Company’s products. This internal audit resulted in recommended remediation actions that were subsequently implemented in the second and third quarters of 2005 by the Company’s technical and supply operations department, including:
º	A review of all existing policies and procedures surrounding the shipment of the Company’s products. In connection with this review a number of enhancements were made to the existing policies and procedures including daily review and reconciliation of the Company’s inventory report to the third party vendor’s inventory report for verification of the distribution date and expiration date and daily review of third party vendor’s sales report for verification that all products shipped had appropriate dating. These review procedures are now performed by a senior-level staff person in the Company’s supply operations department.

º	Each of the Company’s employees involved in the shipment of product received training regarding the controls and procedures surrounding the shipment of product. Additional training will be provided on a regular and periodic basis and updated as considered necessary to reflect any changes in the Company’s or its customers’ business practices or activities.

º	Management also ensured that its third-party vendor responsible for product inventories, shipping and logistics is aware and understands all applicable controls and procedures surrounding product shipment and the requirement to prepare and maintain appropriate documentation for all such product transactions. The third-party vendor has instituted controls in its accounting system to prevent the shipment of product that is not within the Company’s shipping policies.
Record Keeping and Documentation.
•	The Company is implementing improved procedures for analyzing, reviewing, and documenting the support for significant and complex transactions. Documentation for all complex transactions is now maintained by the Corporate Controller and the development of additional procedures for preparing and maintaining documentation is expected to be completed in the fourth quarter of 2005.
•	The Company’s accounting and finance and legal departments are developing a formal policy regarding the preparation and maintenance of contemporaneous documentation supporting accounting transactions and contractual interpretations. The formal policy, which will also provide for enhanced communication between the Company’s finance and legal personnel, is expected to be completed during the fourth quarter of 2005.
•	The Company’s internal audit department will also routinely audit the adequacy of the Company’s internal record keeping and documentation.
Accounting Personnel.
•	During the second quarter of 2005, the Company hired a second internal auditor reporting to the Company’s Director of Internal Audit. The Company’s Director of Internal Audit has resigned effective as of December 2, 2005. The Company is in the process of filling this position which is expected to be filled in the first quarter of 2006.
•	During the second, third, and fourth quarters of 2005, the Company engaged expert accounting consultants to assist the Company’s accounting and finance department with a number of activities including the management and implementation of controls surrounding the Company’s new sell-through revenue recognition models, the administration of existing controls and procedures, preparation of the Company’s SEC filings and the documentation of complex accounting transactions.
•	The Company will hire additional senior accounting personnel who are certified public accountants including a Director of Accounting and, as discussed above, a Director of Internal Audit and a Manager of Revenue Recognition. The Director of Accounting, Director of Internal Audit, and the Manager of Revenue Recognition positions are expected to be filled during the first quarter of 2006. Until all such positions are filled, the Company will continue to use outside expert accounting consultants to fulfill such functions.
•	The Company continues to consider alternatives for organizational or responsibility changes which it believes may be necessary to attract additional senior accounting personnel who are certified public accountants or have recent public accounting firm experience.
Accruals and Cut-off. During 2004 and continuing into 2005, the following controls and procedures were implemented in the accounting and finance department.
•	Developed monthly review procedures to review applicable documentation for supporting period-end accruals.
•	Developed quarterly review procedures to review invoices to ensure that such invoices were properly accounted for in the correct period.

•	Completed training of accounting and finance personnel to explain accrual methodologies and supporting documentation requirements. Additional training will be provide on a regular basis and updated as considered necessary to reflect changes in the Company’s accounting system.
•	The Company’s internal audit department will perform periodic reviews and audits of the Company’s controls surrounding accruals and cut-off.
Financial Statement Close Procedures
•	The Company intends to design and implement process improvements concerning the Company’s financial reporting and close procedures. In this regard, the Company will conduct training sessions during the fourth quarter of 2005 or early 2006 and on a regular quarterly basis to provide training to its finance and accounting personnel to review procedures for timely and accurate preparation and management review of documentation and schedules to support the Company’s financial reporting and period-end close procedures As discussed above, the additional management personnel to be hired into the department will also help ensure that all documentation necessary for the financial reporting and period end close procedures are properly prepared and reviewed.
c) Changes in internal control over financial reporting.
     Except for changes in connection with the remediation subsequent to December 31, 2004 of the material weaknesses described above, there was no change in the Company’s internal control over financial reporting that occurred during our first fiscal quarter ended March 31, 2005 that has materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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
     In October 2005, a lawsuit was filed in the Court of Chancery in the State of Delaware by Third Point Offshore Fund, Ltd. requesting the Court to order Ligand to hold an annual meeting for the election of directors within 60 days of an order by the Court. Ligand’s annual meeting had been delayed as a result of the previously announced restatement. The complaint requested the Court to set a time and place and record date for such annual meeting and establish the quorum for such meeting as the shares present at the meeting, notwithstanding any relevant provisions of Ligand’s certificate of incorporation or bylaws. The complaint sought payment of plaintiff’s costs and attorney’s fees. Ligand agreed on November 11, 2005 to settle this lawsuit and schedule the annual meeting for January 31, 2006. The record date for the meeting is December 15, 2005. On December 2, 2005, Ligand and Third Point also entered into a stockholders agreement under which, among other things, Ligand will expand its board from eight to eleven, elect three designees of Third Point to the new board seats and pay certain of Third Point’s expenses, not to exceed approximately $0.5 million, with some conditions. Third Point will not sell its Ligand shares, solicit proxies or take certain other stockholder actions for a minimum of six months and as long as its designees remain on the board.
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
ITEM 1A. RISK FACTORS
     The following is a summary description of some of the many risks we face in our business including, any risk factors as to which there may have been a material change from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2004. You should carefully review these risks in evaluating our business, including the businesses of our subsidiaries. You should also consider the other information described in this report.

Risks Related To Us and Our Business.
The restatement of our financial statements has had a material adverse impact on us, including increased costs, and the increased possibility of legal or administrative proceedings.
     We determined that our financial statements for the years ended December 31, 2002 and 2003, and as of and for the quarters of 2003, and for the first three quarters of 2004, as described in more detail in Note 2 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 should be restated. As a result of these events, we have become subject to a number of additional risks and uncertainties, including:
•	We have incurred substantial unanticipated costs for accounting and legal fees in 2005 in connection with the restatement. Although the restatement is complete, we expect to continue to incur such costs as noted below.

•	We have been named in a number of lawsuits that began in August 2004 claiming to be class actions and shareholder derivative actions. Additionally, in October 2005, we, our directors, and certain of our officers were named in a shareholder derivative action which was filed in the United States District Court for the Southern District of California. As a result of our restatement the plaintiffs in these lawsuits may make additional claims, expand existing claims and/or expand the time periods covered by the complaints. Other plaintiffs may bring additional actions with other claims, based on the restatement. If such events occur, we may incur additional substantial defense costs regardless of their outcome. Likewise, such events might cause a diversion of our management’s time and attention. If we do not prevail in any such actions, we could be required to pay substantial damages or settlement costs.

•	The Securities and Exchange Commission (SEC) has instituted a formal investigation of the Company’s consolidated financial statements. This investigation will likely divert more of our management’s time and attention and cause us to incur substantial costs. Such investigations can also lead to fines or injunctions or orders with respect to future activities, as well as further substantial costs and diversion of management time and attention.

•	The need to reconsider our accounting treatment and the restatement of our consolidated financial statements caused us to be late in filing our required reports on Form 10-K for December 31, 2004 and Forms 10-Q for the quarters ended March 31, 2005 and June 30, 2005, respectively, which caused us to be delisted from NASDAQ National Market. See “Our common stock was delisted from the NASDAQ National Market which may reduce the price of our common stock and the levels of liquidity available to our stockholders and cause confusion among investors” for additional discussion regarding the NASDAQ delisting.

•	The Company has entered into a long term factoring arrangement under which eligible accounts receivable are sold without recourse to a finance company. The agreement requires that the Company’s consolidated financial statements be provided within 120 days after year end. A waiver of the financial reporting covenant has been granted through December 31, 2005. Our inability to maintain the waivers of the financial reporting covenant could impact our ability to continue factoring our receivables. Our inability to obtain adequate working capital through the factoring arrangement could adversely affect our business and our liquidity.

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
     As a result of these material weaknesses, management’s assessment concluded that the Company’s internal control over financial reporting is ineffective. Some of the identified material weaknesses have not been fully addressed. It is also possible that additional material weaknesses will be identified in the future. Until we remediate the remaining material weaknesses we have the risk of another restatement.
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
     We have developed revenue recognition models under the sell-through method that are unique to the Company’s business and therefore are highly complex and not widely used in the pharmaceutical industry. The revenue recognition models incorporate a significant amount of third-party data from our wholesalers and IMS. To effectively maintain the revenue recognition models, we depend to a considerable degree upon the timely and accurate reporting to us of such data from these third parties and our key accounting and finance personnel to accurately interpolate such data into the models. If the third-party data is not calculated on a consistent basis and reported to us on an accurate or timely basis or we lose any of our key accounting and finance personnel, the accuracy of our consolidated financial statements could be materially affected. This could cause future delays in our earnings announcements, regulatory filings with the SEC, and potential delays in relisting or delisting with the NASDAQ.
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
     In particular, AVINZA, our pain product, now accounts for a majority of our product revenues and we expect AVINZA revenues will continue to grow over the next several years. Thus any setback with respect to AVINZA could significantly impact our financial results and our share price. AVINZA was licensed from Elan Corporation which is currently its sole manufacturer. We have contracted with Cardinal to provide additional manufacturing capacity and second source back-up, however we expect Elan will be a significant supplier over the next several years. Any problems with Elan’s or Cardinal’s manufacturing operations or capacity could reduce sales of AVINZA, as could any licensing or other contract disputes with these suppliers.

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
     We were founded in 1987. We have incurred significant losses since our inception. At March 31, 2005, our accumulated deficit was approximately $813.1 million. We began receiving revenues from the sale of pharmaceutical products in 1999. We achieved quarterly net income of $17.3 million during the fourth quarter of 2004, which was primarily the result of recognizing approximately $31.3 million from the sale of royalty rights to Royalty Pharma. However, for the three months ended March 31, 2005, we incurred a net loss of $18.5 million and expect to incur net losses in future quarters. To consistently be profitable, we must successfully develop, clinically test, market and sell our products. Even if we consistently achieve profitability, we cannot predict the level of that profitability or whether we will be able to sustain profitability. We expect that our operating results will fluctuate from period to period as a result of differences in when we incur expenses and receive revenues from product sales, collaborative arrangements and other sources. Some of these fluctuations may be significant.
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
     Sales of prescription drugs depend significantly on access to the formularies, or lists of approved prescription drugs, of third-party payers such as government and private insurance plans, as well as the availability of reimbursement to the consumer from these third-party payers. These third party payers frequently require drug companies to provide predetermined discounts from list prices, and they are increasingly challenging the prices charged for medical products and services. Our current and potential products may not be considered cost-effective, may not be added to formularies and reimbursement to the consumer may not be available or sufficient to allow us to sell our products on a competitive basis. For example, we have current and recurring discussions with insurers regarding formulary access, discounts and reimbursement rates for our drugs, including AVINZA. We may not be able to negotiate favorable reimbursement rates and formulary status for our products or may have to pay significant discounts to obtain favorable rates and access. Only one of our products, ONTAK, is currently eligible to be reimbursed by Medicare (reimbursement for Targretin is being provided to a small group of patients by Medicare through December 2005 as part of the Medicare Replacement Drug Demonstration Project). Recently enacted changes by Medicare to the hospital outpatient payment reimbursement system may adversely affect reimbursement rates for ONTAK. Beginning in 2004, we have also experienced a significant increase in ONTAK units that are sold through Disproportionate Share Hospitals or DSHs. These hospitals are part of the federal government’s procurement system and thus receive significantly higher rebates than non-government purchasers of our products. As a result, our net revenues for ONTAK could be substantially reduced if this trend continues.
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
     We currently have no manufacturing facilities, and we rely on others for clinical or commercial production of our marketed and potential products. In addition, some raw materials necessary for the commercial manufacturing of our products are custom and must be obtained from a specific sole source. Elan manufactures AVINZA for us, Cambrex manufactures ONTAK active pharmaceutical ingredient for us, Raylo manufacture Targretin active pharmaceutical ingredient for us, and Cardinal Health manufactures Targretin capsules for us. We also recently entered into contracts with Cardinal Health to manufacture and package AVINZA and with Hollister-Stier for the filling and finishing of ONTAK. Each of these recent contracts calls for manufacturing and packaging the product at a new facility. Qualification and regulatory approval for these facilities are required prior to starting commercial manufacturing and was recently received in 2005 for both facilities. Any delays or failures of the manufacturing or packaging process could cause inventory problems or product shortages.
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
     In connection with our research and development activities, we handle hazardous materials, chemicals and various radioactive compounds. To properly dispose of these hazardous materials in compliance with environmental regulations, we are required to contract with third parties at substantial cost to us. Our annual cost of compliance with these regulations is approximately $700,000. We cannot completely eliminate the risk of accidental contamination or injury from the handling and disposing of hazardous materials, whether by us or by our third-party contractors. In the event of any accident, we could be held liable for any damages that result, which could be significant. We believe that we carry reasonably adequate insurance for toxic tort claims.
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

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1 (1)	Amended and Restated Certificate of Incorporation of the Company. (Filed as Exhibit 3.2).

3.2 (1)	Bylaws of the Company, as amended. (Filed as Exhibit 3.3).

3.3 (2)	Amended Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Company.

3.5 (3)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company dated June 14, 2000.

3.6 (4)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company dated September 30, 2004.

4.1 (5)	Specimen stock certificate for shares of Common Stock of the Company.

4.2 (6)	Preferred Shares Rights Agreement, dated as of September 13, 1996, by and between the Company and Wells Fargo Bank, N.A. (Filed as Exhibit 10.1).

4.3 (7)	Amendment to Preferred Shares Rights Agreement, dated as of November 9, 1998, between the Company and ChaseMellon Shareholder Services, L.L.C., as Rights Agent. (Filed as Exhibit 99.1).

4.4 (8)	Second Amendment to the Preferred Shares Rights Agreement, dated as of December 23, 1998, between the Company and ChaseMellon Shareholder Services, L.L.C., as Rights Agent (Filed as Exhibit 1).

4.7 (9)	Fourth Amendment to the Preferred Shares Rights Agreement and Certification of Compliance with Section 27 Thereof, dated as of October 3, 2002, between the Company and Mellon Investor Services LLC, as Rights Agent.

4.9 (10)	Indenture dated November 26, 2002, between Ligand Pharmaceuticals Incorporated and J.P. Morgan Trust Company, National Association, as trustee, with respect to the 6% convertible subordinated notes due 2007. (Filed as Exhibit 4.3).

4.10 (10)	Form of 6% Convertible Subordinated Note due 2007. (Filed as Exhibit 4.4).

4.11 (10)	Pledge Agreement dated November 26, 2002, between Ligand Pharmaceuticals Incorporated and J.P. Morgan Trust Company, National Association. (Filed as Exhibit 4.5).

4.12 (10)	Control Agreement dated November 26, 2002, among Ligand Pharmaceuticals Incorporated, J.P. Morgan Trust Company, National Association and JP Morgan Chase Bank. (Filed as Exhibit 4.6).

4.13 (11)	Amended and Restated Preferred Shares Rights Agreement dated as of March 30, 2004, which includes as Exhibit A the Form of Rights Certificate and as Exhibit B the Summary of Rights.

10.283	Form of Management Lockup Agreement.

10.284	Letter Agreement, dated March 11, 2005, between the Company and Andres Negro Vilar.

10.285	Confidential Interference Settlement Agreement dated March 11, 2005, by and between the Company, SRI International and The Burnham Institute.

31.1	Certification by Principal Executive Officer, Pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer, Pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description
32.1	Certification by Principal Executive Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Registration Statement on Form S-4 (No. 333-58823) filed on July 9, 1998.

(2)	This exhibit was previously filed as part of and is hereby incorporated by reference to same numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 1999.

(3)	This exhibit was previously filed as part of, and are hereby incorporated by reference to the same numbered exhibit filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

(4)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004.

(5)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Registration Statement on Form S-1 (No. 33-47257) filed on April 16, 1992 as amended.

(6)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Registration Statement on Form S-3 (No. 333-12603) filed on September 25, 1996, as amended.

(7)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Registration Statement on Form 8-A/A Amendment No. 1 (No. 0-20720) filed on November 10, 1998.

(8)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Registration Statement on Form 8-A/A Amendment No. 2 (No. 0-20720) filed on December 24, 1998.

(9)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2002.

(10)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Registration Statement on Form S-3 (No. 333-102483) filed on January 13, 2003, as amended.

(11)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Form 8-A 12G/A, filed on April 6, 2004.

LIGAND PHARMACEUTICALS INCORPORATED
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 9, 2005	By:	/s/ Paul V. Maier

Paul V. Maier
Senior Vice President, Chief Financial Officer