Form 10-Q
period 2005-06-30
LIGAND PHARMACEUTICALS INC
filed 2005-12-09
CIK 886163

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Mark One

☑	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2005 or

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
Restatement
As described in our Annual Report on Form 10-K for the year ended December 31, 2004, we have restated our condensed consolidated financial statements for the first three quarters of 2004. This Form 10-Q includes restated quarterly information for the three and six months ended June 30, 2004.
For further discussion of the effect of the restatement see Part 1, Item 1. Financial Statements, Note 2 of Notes to Condensed Consolidated Financial Statements, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 4. Controls and Procedures.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
LIGAND PHARMACEUTICALS INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share data)

	June 30,	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$32,580	$92,310
Short-term investments	35,694	20,182
Accounts receivable, net	21,016	30,847
Current portion of inventories, net	6,328	7,155
Other current assets	12,924	17,713

Total current assets	108,542	168,207
Restricted investments	1,826	2,378
Long-term portion of inventories, net	8,727	4,617
Property and equipment, net	22,927	23,647
Acquired technology and product rights, net	153,773	127,443
Other assets	5,928	6,174

Total assets	$301,723	$332,466

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$14,276	$17,352
Accrued liabilities	42,864	43,908
Current portion of deferred revenue, net	153,372	152,528
Current portion of equipment financing obligations	2,638	2,604
Current portion of long-term debt	331	320

Total current liabilities	213,481	216,712
Long-term debt	166,919	167,089
Long-term portion of deferred revenue, net	4,357	4,512
Long-term portion of equipment financing obligations	3,910	4,003
Other long-term liabilities	3,101	3,122

Total liabilities	391,768	395,438

Commitments and contingencies
Common stock subject to conditional redemption; 997,568 shares issued and outstanding at June 30, 2005 and December 31, 2004	12,345	12,345

Stockholders’ deficit:
Convertible preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized, 73,133,715 and 72,970,670 shares issued at June 30, 2005 and December 31, 2004 respectively	73	73
Additional paid-in capital	720,924	719,952
Accumulated other comprehensive (loss) income	(420)	229
Accumulated deficit	(822,056)	(794,660)

	(101,479)	(74,406)
Treasury stock, at cost; 73,842 shares	(911)	(911)

Total stockholders’ deficit	(102,390)	(75,317)

	$301,723	$332,466

See accompanying notes.

LIGAND PHARMACEUTICALS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
		(Restated)		(Restated)
Revenues:
Product sales	$41,735	$29,299	$76,780	$54,238
Collaborative research and development and other revenues	4,064	2,975	6,004	5,451

Total revenues	45,799	32,274	82,784	59,689

Operating costs and expenses:
Cost of products sold	10,667	9,718	21,732	17,263
Research and development	14,524	16,566	29,259	34,083
Selling, general and administrative	20,149	18,116	39,364	32,821
Co-promotion	6,966	7,000	14,706	13,731

Total operating costs and expenses	52,306	51,400	105,061	97,898

Loss from operations	(6,507)	(19,126)	(22,277)	(38,209)

Other income (expense):
Interest income	398	208	842	439
Interest expense	(3,030)	(3,128)	(6,157)	(6,175)
Other, net	232	(1)	233	2

Total other expense, net	(2,400)	(2,921)	(5,082)	(5,734)

Loss before income taxes	(8,907)	(22,047)	(27,359)	(43,943)
Income tax expense	(17)	(18)	(37)	(34)

Net loss	$(8,924)	$(22,065)	$(27,396)	$(43,977)

Basic and diluted per share amounts:
Net loss	$(0.12)	$(0.30)	$(0.37)	$(0.60)

Weighted average number of common shares	74,036,753	73,754,146	73,976,939	73,528,581

See accompanying notes.

LIGAND PHARMACEUTICALS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2005	2004
		(Restated)
Operating activities
Net loss	$(27,396)	$(43,977)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of acquired technology and license rights	6,806	5,473
Depreciation and amortization of property and equipment	1,865	1,509
Amortization of debt issuance costs	512	478
Gain on sale of investment	(233)	—
Other	52	64
Changes in operating assets and liabilities:
Accounts receivable, net	9,831	1,127
Inventories, net	(3,283)	(3,487)
Other current assets	4,789	(107)
Accounts payable and accrued liabilities	(4,120)	4,529
Other liabilities	(14)	32
Deferred revenue, net	689	17,980

Net cash used in operating activities	(10,502)	(16,379)

Investing activities
Purchases of short-term investments	(24,849)	(25,880)
Proceeds from sale of short-term investments	9,683	17,345
(Increase) decrease in restricted investments	(170)	4,581
Purchases of property and equipment	(1,145)	(2,021)
Payment to buy-down ONTAK royalty obligation	(33,000)	—
Capitalized portion of payment of lasofoxifene royalty rights	(558)	—
Other, net	146	(332)

Net cash used in investing activities	(49,893)	(6,307)

Financing activities
Principal payments on equipment financing obligations	(1,449)	(1,297)
Proceeds from equipment financing arrangements	1,390	2,469
Repayment of long-term debt	(159)	(144)
Net proceeds from issuance of common stock	920	4,622
Decrease in other long-term liabilities	(37)	(74)

Net cash provided by financing activities	665	5,576

Net decrease in cash and cash equivalents	(59,730)	(17,110)
Cash and cash equivalents at beginning of period	92,310	59,030

Cash and cash equivalents at end of period	$32,580	$41,920

Supplemental disclosure of cash flow information
Interest paid	$5,208	$5,245

See accompanying notes.

LIGAND PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Basis of Presentation
The accompanying condensed consolidated financial statements of Ligand Pharmaceuticals Incorporated (the “Company” or “Ligand”) were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the condensed consolidated financial statements, have been included. The results of operations for the three and six months ended June 30, 2005 and 2004 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other future period. These statements should be read in conjunction with the consolidated financial statements and related notes, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.
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
Loss Per Share. Net loss per share is computed using the weighted average number of common shares outstanding. Basic and diluted net loss per share amounts are equivalent for the periods presented as the inclusion of potential common shares in the number of shares used for the diluted computation would be anti-dilutive. Potential common shares, the shares that would be issued upon the conversion of convertible notes and the exercise of outstanding warrants and stock options, were 32.5 million and 32.4 million at June 30, 2005 and December 31, 2004, respectively.
Guarantees and Indemnifications. The Company accounts for and discloses guarantees in accordance with FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FIN 34 (FIN 45). The following is a summary of the Company’s agreements that the Company has determined are within the scope of FIN 45:
     Under its bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer’s or director’s serving in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has a directors and officers liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of June 30, 2005 and December 31, 2004.

     The Company enters into indemnification provisions under its agreements with other companies in its ordinary course of business, typically with business partners, contractors, customers and landlords. Under these provisions the Company generally indemnifies and holds harmless the indemnified party for direct losses suffered or incurred by the indemnified party as a result of the Company’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of June 30, 2005 and December 31, 2004.
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
     In accordance with SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, the following table summarizes the Company’s results on a pro forma basis as if it had recorded compensation expense based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS No. 123, Accounting for Stock-Based Compensation for the three and six months ended June 30, 2005 and 2004 (in thousands, except for net loss per share information):

	Three Months Ended June 30,		Six Months Ended June 30,
		2004		2004
	2005	(Restated)	2005	(Restated)
Net loss, as reported	$(8,924)	$(22,065)	$(27,396)	$(43,977)

Stock-based employee compensation expense included in reported net loss	—	—	—	—
Less total stock-based compensation expense determined under fair value based method for all awards	(781)	(1,829)	(1,538)	(3,463)
Less total stock-based compensation expense determined under fair value based method for options accelerated in January 2005 (1)	—	—	(12,455)	—

Net loss, pro forma	$(9,705)	$(23,894)	$(41,389)	$(47,440)

Basic and diluted per share amounts:
Net loss per share as reported	$(0.12)	$(0.30)	$(0.37)	$(0.60)

Net loss per share pro forma	$(0.13)	$(0.32)	$(0.56)	$(0.65)

(1)	Represents pro-forma unrecognized expense for accelerated options as of the date of acceleration.
     The fair value for these options was estimated at the dates of grant using the Black-Scholes option valuation model with the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
		2004		2004
	2005	(Restated)	2005	(Restated)
Risk free interest rate	3.7%	3.8%	3.7%	3.8%
Dividend yield	—	—	—	—
Volatility	73%	75%	73%	75%
Weighted average expected life	5 years	5 years	5 years	5 years
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

     The following is a summary of the Company’s stock option plan activity:

		Weighted average	Options exercisable	Weighted average
	Shares	exercise price	at period end	exercise price
Balance at December 31, 2004	6,714,069	$12.11	4,320,643	$11.68

Granted	406,587	6.88
Exercised	(106,600)	6.27
Canceled	(248,913)	10.15

Balance at June 30, 2005	6,765,143	$11.96	5,701,426	$12.66

Accounts Receivable. Accounts receivable consist of the following (in thousands)

	June 30,	December 31,
	2005	2004
Trade accounts receivable	$2,265	$25,860
Due from finance company	19,750	6,084
Less: allowances	(999)	(1,097)

	$21,016	$30,847

Inventories. Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Inventories consist of the following (in thousands):

	June 30,	December 31,
	2005	2004
Raw materials	$1,517	$1,855
Work-in process	7,861	2,302
Finished goods	7,410	8,642
Less: inventory reserves	(1,733)	(1,027)

	15,055	11,772
Less: current portion	(6,328)	(7,155)

Long-term portion of inventories, net	$8,727	$4,617

     In 2005, the Company completed a multi-year process of transferring its filling and finishing of ONTAK from Eli Lilly and Company (Lilly) to Hollister-Stier. In anticipation of this transfer, the Company used Lilly to fill and finish, in 2003, a higher than normal number of ONTAK lots each of which required a forward dating determination. ONTAK otherwise has a shelf life projection of approximately 4 years. If commercial and clinical usage of these lots does not approximate the estimated pattern of usage as determined for purposes of dating, the Company could be required to write-off the value of one or more of these lots. In this regard, as of June 30, 2005, approximately $0.5 million of ONTAK finished goods inventory was written off due to the Company’s updated assessment in December of 2005 of the timing of certain clinical trials. As of June 30, 2005 and December 31, 2004, total ONTAK inventory amounted to approximately $8.0 million, and $6.1 million, respectively, of which $5.7 million and $4.1 million is classified as long-term, respectively.
     During 2005, the Company also manufactured a higher than normal amount of drug substance (bexarotene) for Targretin capsules in the event the Company’s NSCLC clinical trials were successful. As further discussed in Note 5, the trials did not meet their endpoints of improved overall survival and projected two year survival. The Company believes, however, that the additional manufactured bexarotene, which has a shelf life projection of approximately 10 years, will be fully used for ongoing production of the Company’s marketed products, Targretin capsules and Targretin gel. As of June 30, 2005 and December 31, 2004, total Targretin capsules inventory amounted to approximately $4.7 million and $1.6 million, respectively, of which $3.0 million and $0.5 million is classified as long-term, respectively.

Other Current Assets. Other current assets consist of the following (in thousands):

	June 30,	December 31,
	2005	2004
Deferred royalty cost	$5,363	$9,363
Deferred cost of products sold	4,268	4,784
Prepaid insurance	495	1,024
Prepaid other	2,137	2,102
Other	661	440

	$12,924	$17,713

Other Assets. Other assets consist of the following (in thousands):

	June 30,	December 31,
	2005	2004
Prepaid royalty buyout, net (1)	$3,006	$2,584
Debt issue costs, net	2,719	3,231
Other	203	359

	$5,928	$6,174

(1)	In January 2005, Ligand paid The Salk Institute $1.1 million to exercise an option to buy out milestone payments, other payment-sharing obligations and royalty payments due on future sales of lasofoxifene for vaginal atrophy. This payment resulted from a supplemental lasofoxifene new drug application filing in the United States (NDA) by Pfizer. As the Company had previously sold rights to Royalty Pharma AG of approximately 50% of any royalties to be received from Pfizer for sales of lasofoxifene, it recorded approximately 50% of the payment made to The Salk Institute, approximately $0.6 million, as development expense in the first quarter of 2005. The balance of approximately $0.5 million was capitalized and will be amortized over the period any such royalties are received from Pfizer for the vaginal atrophy indication.
     Amortization of debt issues costs was $0.3 million and $0.2 million for the three months ended June 30, 2005 and 2004 and $0.5 million and $0.5 million for the six months ended June 30, 2005 and 2004, respectively. Estimated annual amortization of these assets in each of the years in the period from 2005 through 2007 is approximately $1.1 million.
Acquired Technology and Product Rights. In accordance with SFAS No. 142, Goodwill and Other Intangibles, the Company amortizes intangible assets with finite lives in a manner that reflects the pattern in which the economic benefits of the assets are consumed or otherwise used up. If that pattern cannot be reliably determined, the assets are amortized using the straight-line method.
     Acquired technology and product rights as of June 30, 2005 include payments totaling $33.0 million to Lilly in exchange for the elimination of the Company’s ONTAK royalty obligations in 2005 and a reduced reverse-tiered royalty scale on ONTAK sales in the U.S. thereafter. See “Note 4 – Royalty Agreements” (Note 4). Amounts paid to Lilly in connection with the royalty restructuring were capitalized and are being amortized over the remaining patent life, which is approximately 10 years and represents the period estimated to be benefited, using the greater of the straight-line method or the expense determined on the tiered royalty schedule as set forth in Note 4. Other acquired technology and product rights represent payments related to the Company’s acquisition of ONTAK and license rights for AVINZA. Because the Company cannot reliably determine the pattern in which the economic benefits of the acquired technology and products rights are realized, acquired technology and product rights are amortized on a straight-line basis over 15 years, which approximated the remaining patent life at the time the assets were acquired and otherwise represents the period estimated to be benefited. Specifically, the Company is amortizing its ONTAK asset through June 2014 which is approximate to the expiration date of its U.S. patent of December 2014. The AVINZA asset is being amortized through November 2017, the expiration of its U.S. patent. Acquired technology and product rights consist of the following (in thousands):

	June 30,	December 31,
	2005	2004
AVINZA	$114,437	$114,437
Less accumulated amortization	(19,910)	(16,096)

	94,527	98,341

ONTAK	78,312	45,312
Less accumulated amortization	(19,066)	(16,210)

	59,246	29,102

	$153,773	$127,443

     Amortization of acquired technology and product rights was $3.5 million and $6.7 million for the three and six months ended June 30, 2005, respectively, and $2.7 million and $5.3 million for the same 2004 periods, respectively. Estimated annual amortization for these assets in each of the years in the period from 2006 through 2009 is approximately $14.0 million and a total of $90.7 million thereafter.
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
     The composition of deferred revenue, net is as follows (in thousands):

	June 30,	December 31,
	2005	2004
Deferred product revenue	$153,604	$153,632
Other deferred revenue	5,451	5,574
Deferred discounts	(1,326)	(2,166)

Deferred revenue, net	$157,729	$157,040

Current, net	$153,372	$152,528

Long term, net	$4,357	$4,512

Deferred product revenue, net (1)
Current	$152,278	$151,466

Long term	—	$—

Other deferred revenue
Current	$1,094	$1,062

Long term	$4,357	$4,512

(1)	Deferred product revenue does not include other gross to net revenue adjustments made when the Company reports net product sales. Such adjustments include Medicaid rebates, managed health care rebates, and government chargebacks, which are included in accrued liabilities in the accompanying consolidated financial statements.

Accrued Liabilities. Accrued liabilities consist of the following (in thousands):

	June 30,	December 31,
	2005	2004
Allowances for loss on returns, rebates, chargebacks, other discounts, ONTAK end-customer and Panretin product returns	$18,219	$16,151
Co-promotion	6,966	7,845
Distribution services	3,698	3,693
Compensation	4,808	4,324
Royalties	1,658	5,134
Seragen purchase liability	2,838	2,838
Interest	1,164	1,164
Other	3,513	2,759

	$42,864	$43,908

     The following summarizes the activity in the accrued liability accounts related to allowances for loss on returns, rebates, chargebacks, other discounts, ONTAK end-customer and Panretin product returns:

	June 30, 2005	June 30, 2004
		(Restated)
Balance — beginning of period:	$16,151	$9,196

Provision for ONTAK end-customer and Panretin returns	1,405	1,152
Returns	(1,908)	(1,148)

Net change — ONTAK end-customer and Panretin returns	(503)	4

Provision for losses on returns due to changes in prices	4,330	3,027
Charges	(2,643)	(1,815)

Net change — losses on returns	1,687	1,212

Provision for Medicaid rebates	10,179	5,857
Payments	(9,550)	(3,280)

Net change — Medicaid rebates	629	2,577

Provision for chargebacks	2,540	1,759
Payments	(2,943)	(1,594)

Net change — chargebacks	(403)	165

Provision for managed care rebates and other contract discounts	4,590	2,138
Payments	(3,928)	(579)

Net change — managed care rebates and other contract discounts	662	1,559

Provision for other discounts	—	4,966
Payments	(4)	(3,747)

Net change — other discounts	(4)	1,219

Balance — end of period:	$18,219	$15,932

Long-term Debt. Long-term debt consists of the following (in thousands):

	June 30,	December 31,
	2005	2004
6% Convertible Subordinated Notes	$155,250	$155,250
Note payable to bank	12,000	12,159

	167,250	167,409
Less current portion	(331)	(320)

Long-term debt	$166,919	$167,089

Condensed Changes in Stockholders’ Deficit. Condensed changes in stockholders’ deficit for the six months ended June 30, 2005 are as follows (in thousands, except share data):

				Accumulated
				other				Total
	Common stock		Additional	comprehensive	Accumulated	Treasury stock		stockholders’
	Shares	Amount	paid-in capital	income (loss)	deficit	Shares	Amount	(deficit)
Balance at December 31, 2004	72,970,670	$73	$719,952	$229	$(794,660)	(73,842)	$(911)	$(75,317)
Issuance of common stock	163,045	—	972					972
Unrealized loss on available-for-sale securities				(620)				(620)
Foreign currency translation adjustments				(29)				(29)
Net loss					(27,396)			(27,396)

Balance at June 30, 2005	73,133,715	$73	$720,924	$(420)	$(822,056)	(73,842)	$(911)	$(102,390)

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

	Three Months Ended June 30,		Six Months Ended June 30,
		2004		2004
	2005	(Restated)	2005	(Restated)
Net loss as reported	$(8,924)	$(22,065)	$(27,396)	$(43,977)
Unrealized gain (loss) on available-for-sale securities	340	(62)	(620)	(54)
Foreign currency translation adjustments	(22)	(12)	(29)	(7)

Comprehensive loss	$(8,606)	$(22,139)	$(28,045)	$(44,038)

The components of accumulated other comprehensive (loss) income are as follows (in thousands):

	June 30,	December 31,
	2005	2004
Net unrealized holding gain on available-for-sale securities	$(321)	$299
Net unrealized loss on foreign currency translation	(99)	(70)

	$(420)	$229

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
     For the three months ended June 30, 2005 and 2004, net product sales recognized under the sell-through method represented 96% and 97% of total net product sales and net product sales recognized under the sell-in method represented 4% and 3%, respectively. For the six months ended June 30, 2005 and 2004, net product sales recognized under the sell-through method represented 96% of total net product sales and net product sales recognized under the sell-in method represented 4% of total net product sales in 2005 and 2004.
     The Company’s total net product sales for the three months ended June 30, 2005 were $41.7 million compared to $29.3 million for the same 2004 period. Total net product sales for the six months ended June 30, 2005 were $76.8 million compared to $54.2 million for the same 2004 period. A comparison of sales by product is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
		2004		2004
	2005	(Restated)	2005	(Restated)
AVINZA	$27,461	$14,177	$49,458	$27,454
ONTAK	8,779	9,966	16,803	17,277
Targretin capsules	4,671	4,136	8,686	7,553
Targretin gel and Panretin gel	824	1,020	1,833	1,954

Total product sales	$41,735	$29,299	$76,780	$54,238

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

     The composition of collaborative research and development and other revenues is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Collaborative research and development	$862	$2,147	$1,724	$4,319
Development milestones and other	3,202	828	4,280	1,132

	$4,064	$2,975	$6,004	$5,451

Reclassifications. Certain reclassifications have been made to amounts included in the condensed consolidated balance sheet as of December 31, 2004 to conform to the current year presentation.
2. Restatement of Previously Issued Consolidated Financial Statements
     As described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, the Company has restated its consolidated financial statements for the first three quarters of 2004. This Form 10-Q includes restated quarterly information for the three and six months ended June 30, 2004.
     Set forth below is a summary of the significant determinations regarding the restatement addressed in the course of the restatement that affected the Company’s consolidated financial statements for the three and six months ended June 30, 2004.
     Revenue Recognition. The restatement corrects the recognition of revenue for transactions involving each of the Company’s products that did not satisfy all of the conditions for revenue recognition contained in SFAS 48 — “Revenue Recognition When Right of Return Exists” (SFAS 48) and Staff Accounting Bulletin (SAB) No. 101 -“Revenue Recognition”, as amended by SAB 104 (hereinafter referred to as SAB 104). The Company’s products impacted by this restatement are the domestic product shipments of AVINZA, ONTAK, Targretin capsules, and Targretin gel. Management determined that based upon SFAS 48 and SAB 104 it did not have the ability to make reasonable estimates of future returns because there was (i) a lack of sufficient visibility into the wholesaler and retail distribution channels; (ii) an absence of historical experience with similar products; (iii) increasing levels of inventory in the wholesale and retail distribution channels as a result of increasing demand of the Company’s new products among other factors; and (iv) a concentration of a few large distributors. As a result, the Company could not make reliable and reasonable estimates of returns which precluded it from recognizing revenue at the time of product shipment, and therefore such transactions were restated using the sell-through method. The restatement of product revenue under the sell-through method required the correction of other accounts whose balances were largely based upon the prior accounting policy. Such accounts include gross to net sales adjustments and cost of goods (products) sold. Gross to net sales adjustments include allowances for returns, rebates, chargebacks, discounts, and promotions, among others. Cost of product sold includes manufacturing costs and royalties.
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
     As a result of the Company’s adoption of the sell-through method, it recognized deferred revenue and a corresponding reduction to net product sales in the amount of $8.1 million and $17.3 million for the three and six months ended June 30, 2004, respectively. Revenue which has been deferred will be recognized as the product sells through in future periods as discussed above.
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
     The Company determined that a portion of the revenue recognized under the Royalty Pharma agreement should have been deferred since Pfizer and Wyeth each had the right to offset a portion of future royalty payments for, and to the extent of, amounts previously paid to the Company for certain development milestones. As of June 30, 2004, approximately $1.2 million was recorded as deferred revenue in connection with the offset rights by the Company’s collaborative partners, Pfizer and Wyeth. The amounts associated with the offset rights against future royalty payments will be recognized as revenue upon receipt of future royalties from the respective partners or upon determination that no such future royalties will be forthcoming. Additionally, the Company determined to defer a portion of such revenue as it relates to the value of the options sold to Royalty Pharma until Royalty Pharma exercised such options or upon the expiration of the options. As of June 30, 2004, the value of outstanding options recorded as deferred revenue was $0.2 million. This amount was subsequently recognized as revenue in the fourth quarter of 2004 when the underlying options were cancelled in connection with Royalty Pharma’s purchase of an additional 1.625% royalty on future sales of the SERM products.
     Buy-Out of Salk Royalty Obligation. In March 2004, the Company paid The Salk Institute $1.1 million in connection with the Company’s exercise of an option to buy out milestone payments, other payment-sharing obligations and royalty payments due on future sales of lasofoxifene, a product under development by Pfizer, for the prevention of osteoporosis in postmenopausal women, for which a new drug application (NDA) was expected to be filed in 2004. At the time of the Company’s exercise of its buyout right, the payment was accounted for as a prepaid royalty asset to be amortized on a straight-line basis over the period for which the Company had a contractual right to the lasofoxifene royalties. This payment was included in “other assets” on the Company’s consolidated balance sheet at June 30, 2004. Pfizer filed the NDA for lasofoxifene with the United States Food and Drug Administration in the third quarter of 2004. Because the NDA had not been filed at the time the Company exercised its buyout right, the Company determined in the course of the restatement that the payment should have been expensed. Accordingly, the Company corrected such error and recognized the Salk payment as development expense for the three months ended March 31, 2004.
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
     In conjunction with the restatement, the remaining common stock issued and outstanding to Pfizer following the settlement was reclassified as “common stock subject to conditional redemption” (between liabilities and equity) in accordance with Emerging Issue Task Force Topic D-98, “Classification and Measurement of Redeemable Securities” (EITF D-98), which was issued in July 2001.
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
     The following tables reconcile the Company’s consolidated financial position and results of operations from the previously reported consolidated financial statements to the restated consolidated financial statements at or for the three and six months ended June 30, 2004.

LIGAND PHARMACEUTICALS INCORPORATED
EFFECTS OF THE RESTATEMENT
(in thousands, except share and per share data)
(unaudited)

	For the three	For the six
	months ended	months ended
	June 30, 2004	June 30, 2004
Net loss, as previously reported:	$(14,216)	$(27,355)

Adjustments to net loss (increase) decrease:
Product sales:
Net product sales (a)	(8,097)	(17,342)
Other (b)	(89)	(41)
Cost of products sold:
Product cost (c)	214	1,100
Royalties (c)	(6)	386
Research and development:
Reclassification (d)	1,454	2,196
Salk-buyout (e)	—	(1,120)
Patent expense (f)	—	(238)
Other (b)	154	105
Selling, general and administrative expenses:
Reclassification (d)	(1,454)	(2,196)
Legal expense (g)	—	373
Other (b)	(37)	99
Interest:
Other (b)	12	56
Other, net:
Income taxes (h)	18	34
Income tax expense (h)	(18)	(34)

Net loss, as restated	$(22,065)	$(43,977)

Per Share Data
As previously reported:
Basic and diluted net loss per share	$(0.19)	$(0.37)

Weighted average number of common shares	73,754,146	73,528,581

As restated:
Basic and diluted net loss per share	$(0.30)	$(0.60)

Weighted average number of common shares	73,754,146	73,528,581

Refer to the explanation of adjustments on the next page.

EFFECTS OF THE RESTATEMENT
The adjustments relate to the following:

(a)	To reflect the change in the revenue recognition method from the sell-in method to the sell-through method.

(b)	To reflect other adjustments and reclassifications.

(c)	To reflect the effect of the sell-through revenue recognition method on cost of products sold and royalties.

(d)	To reclassify expenses incurred for the technology transfer and validation effort related to the second source of supply for AVINZA from research and development expense to selling, general and administrative expense.

(e)	To expense the payment to The Salk Institute to buy-out the Company’s royalty obligation on lasofoxifene in March 2004.

(f)	To correct patent expense.

(g)	To correct legal expense.

(h)	To reclassify income taxes related to international operations.

LIGAND PHARMACEUTICALS INCORPORATED
EFFECTS OF THE RESTATEMENT
CONSOLIDATED BALANCE SHEET
(unaudited) (in thousands)

	June 30, 2004
		Cumulative
	As	Effect of		Current
	Previously	Prior Period		Quarter		As
	Reported	Adjustments		Adjustments		Restated

ASSETS
Current assets:
Cash and cash equivalents	$41,920					$41,920
Short-term investments	43,958					43,958
Accounts receivable, net	17,936	$(113	) (a)	$(49	) (a)	17,774
Inventories, net	11,752	97	(a)	118	(a)	11,967
Other current assets	3,245	13,824	(a)(b)	(601	) (a)(b)	16,468

Total current assets	118,811	13,808		(532)		132,087

Restricted investments	1,656					1,656
Property and equipment, net	23,910					23,910
Acquired technology and product rights, net	132,520	260	(a)(c)			132,780
Other assets	8,420	(1,208	) (a)(d)			7,212

	$285,317	$12,860		$(532)		$297,645

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$20,225	$1	(a)	$		$20,226
Accrued liabilities	36,108	66	(a)(e)	(364	) (a)(e)	35,810
Current portion of deferred revenue, net	2,381	113,812	(f)	7,661	(f)	123,854
Current portion of equipment financing obligations	2,453					2,453
Current portion of long-term debt	303					303

Total current liabilities	61,470	113,879		7,297		182,646
Long-term debt	167,256					167,256
Long-term portion of deferred revenue, net	2,120	1,173	(g)			3,293
Long-term portion of equipment financing obligations	3,547					3,547
Other long-term liabilities	2,925	268	(h)	20	(h)	3,213

Total liabilities	237,318	115,320		7,317		359,955

Common stock subject to conditional redemption		14,595	(i)			14,595

Stockholders’ equity (deficit):
Common stock	74	(1	) (i)			73
Additional paid-in capital	732,096	(14,540	) (a)(i)			717,556
Accumulated other comprehensive loss	(127)					(127)
Accumulated deficit	(683,133)	(102,514)		(7,849)		(793,496)

	48,910	(117,055)		(7,849)		(75,994)
Treasury stock	(911)					(911)

Total stockholders’ equity (deficit):	47,999	(117,055)		(7,849)		(76,905)

	$285,317	$12,860		$(532)		$297,645

Refer to the explanation of adjustments on the next page.

EFFECTS OF THE RESTATEMENT
The adjustments relate to the following (in thousands):

(a)	To reflect other adjustments and reclassifications.

(b)	Cumulative effect of prior period adjustments includes $14,057 related to the change to the sell-through revenue recognition method (deferred royalties – $9,580; deferred cost of products sold – $4,477). Current quarter adjustments include $(781) related to the change to the sell-through revenue recognition method (deferred royalties – $(876); deferred cost of products sold – $95).

(c)	To correct accumulated amortization expense related to ONTAK acquired technology – $357.

(d)	To expense the effect of The Salk Institute payment to buy-out the Company’s royalty obligation on lasofoxifene – $(1,120).

(e)	Cumulative effect of prior period adjustments includes $(2,698) related to the change to the sell-through revenue recognition method (product cost – $(3,162); royalties – $464); to correct property tax expense – $(260); to reclassify Seragen acquisition liability from other long-term liabilities – $2,100; accrual of interest on the Seragen acquisition liability – $739. Current quarter adjustments include $(358) related to the change to the sell-through revenue recognition method (product cost – $510; royalties – $(868)).

(f)	To reflect the change in the revenue recognition method from the sell-in method to the sell-through method.

(g)	To reflect the deferral of a portion of the sales of royalty rights to Royalty Pharma.

(h)	The cumulative effect of prior period adjustments reflects the effect of the adjustment to rent expense for contractual annual rent increases recognized over the lease term on a straight line basis – $2,368; to reclassify the Seragen acquisition liability to accrued liabilities – $(2,100). Current quarter adjustment reflects the adjustment to rent expense for contractual annual rent increase recognized over the lease term on a straight line basis – $20.

(i)	To reclassify from equity the Company’s issuance of common stock subject to conditional redemption to Pfizer, in connection with the Pfizer settlement agreement in accordance with EITF D-98 – $(14,595) – common stock – $(1), additional paid-in capital – $(14,594).

LIGAND PHARMACEUTICALS INCORPORATED
EFFECTS OF THE RESTATEMENT
CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30, 2004
	As
	Previously			As
	Reported	Adjustments		Restated

Product sales	$37,485	$(8,186	) (a)(b)	$29,299
Collaborative research and development and other revenues	2,975			2,975

Total revenues	40,460	(8,186)		32,274

Operating costs and expenses:
Cost of products sold	9,926	(208	) (c)	9,718
Research and development	18,174	(1,608	) (b)(d)	16,566
Selling, general and administrative	16,625	1,491	(b)(d)	18,116
Co-promotion	7,000			7,000

Total operating costs and expenses	51,725	(325)		51,400

Loss from operations	(11,265)	(7,861)		(19,126)

Other income (expense):
Interest income	208			208
Interest expense	(3,140)	12	(b)	(3,128)
Other, net	(19)	18	(e)	(1)

Total other expense, net	(2,951)	30		(2,921)

Loss before income taxes	(14,216)	(7,831)		(22,047)

Income tax expense		(18	) (e)	(18)

Net loss	$(14,216)	$(7,849)		$(22,065)

Basic and diluted per share amounts:

Net loss	$(0.19)			$(0.30)

Weighted average number of common shares	73,754,146			73,754,146

Refer to the explanation of adjustments on the next page.

EFFECTS OF THE RESTATEMENT
The adjustments relate to the following (in thousands):

(a)	To reflect the change in the revenue recognition method from the sell-in method to the sell-through method – net product sales – $(8,097).

(b)	To reflect other adjustments and reclassifications.

(c)	To reflect the effect of the sell-through revenue recognition method on cost of products sold and royalties – product sales – $(214); royalties – $6.

(d)	To reclassify $1,454 of expenses incurred for the technology transfer and validation effort related to the second source of supply for AVINZA from research and development expense to selling, general and administrative expense.

(e)	To reclassify income taxes related to international operations – $18.

EFFECTS OF THE RESTATEMENT FOR THE SIX MONTHS ENDED JUNE 30, 2004
CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)
(in thousands, except share and per share data)

	Six Months Ended June 30, 2004
	As
	Previously			As
	Reported	Adjustments		Restated

Product sales	$71,621	$(17,383	) (a)(b)	$54,238
Collaborative research and development and other revenues	5,451	—		5,451

Total revenues	77,072	(17,383)		59,689

Operating costs and expenses:
Cost of products sold	18,749	(1,486	) (c)	17,263
Research and development	35,026	(943	) (b)(d)(e)(f)	34,083
Selling, general and administrative	31,097	1,724	(b)(d)(g)	32,821
Co-promotion	13,731			13,731

Total operating costs and expenses	98,603	(705)		97,898

Loss from operations	(21,531)	(16,678)		(38,209)

Other income (expense):
Interest income	439	—		439
Interest expense	(6,231)	56	(b)	(6,175)
Other, net	(32)	34	(h)	2

Total other expense, net	(5,824)	90		(5,734)

Loss before income taxes	$(27,355)	$(16,588)		$(43,943)

Income tax expense		(34	) (h)	(34)

Net loss	$(27,355)	$(16,622)		$(43,977)

Basic and diluted per share amounts:
Net loss	$(0.37)			$(0.60)

Weighted average number of common shares	73,528,581			73,528,581

Refer to the explanation of adjustments on the next page

EFFECTS OF THE RESTATEMENT
The adjustments relate to the following (in thousands):

(a)	To reflect the change in the revenue recognition method from the sell-in method to the sell-through method – net product sales – $(17,342).

(b)	To reflect other adjustments and reclassifications.

(c)	To reflect the effect of the sell-through revenue recognition method on cost of products sold and royalties – product sales – $(1,100); royalties – $(386).

(d)	To reclassify $2,196 of expenses incurred for the technology transfer and validation effort related to the second source of supply for AVINZA from research and development expense to selling, general and administrative expense.

(e)	To expense the payment to The Salk Institute to buy-out the Company’s royalty obligation on lasofoxifene in March 2004 – $1,120.

(f)	To correct patent expense – $238.

(g)	To reflect legal expense in the proper accounting period – $(373).

(h)	To reclassify income taxes related to international operations – $34.

3. Accounts Receivable Factoring Arrangement
     During 2003, the Company entered into a one-year accounts receivable factoring arrangement under which eligible accounts receivable are sold without recourse to a finance company. The agreement was renewed for a one-year period in the second quarter of 2004 and again in the second quarter of 2005 through December 2007. Commissions on factored receivables are paid to the finance company based on the gross receivables sold, subject to a minimum annual commission. Additionally, the Company pays interest on the net outstanding balance of the uncollected factored accounts receivable at an interest rate equal to the JPMorgan Chase Bank prime rate. The Company continues to service the factored receivables. The servicing expenses for the three and six months ended June 30, 2005 and 2004 were not material. There were no material gains or losses on the sale of such receivables. The Company accounts for the sale of receivables under this arrangement in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.
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
     As of June 30, 2005 and December 31, 2004, the Company had received cash of $16.4 million and $17.2 million, respectively, under the factoring arrangement for the sale of trade receivables that were outstanding as of such dates. The gross amount due from the finance company at June 30, 2005 and December 31, 2004 was $19.7 million and $6.1 million, respectively.
4. Royalty Agreements
Restructuring of ONTAK Royalty
     In November 2004, Ligand and Eli Lilly and Company (Lilly) agreed to amend their ONTAK royalty agreement to add options in 2005 that if exercised would restructure Ligand’s royalty obligations on net sales of ONTAK. Under the revised agreement, Ligand and Lilly each obtained two options. Ligand’s options, exercisable in January 2005 and April 2005, provided for the buy down of a portion of the Company’s ONTAK royalty obligation on net sales in the United States for total consideration of $33.0 million. Lilly also had two options exercisable in July 2005 and October 2005 to trigger the same royalty buy-downs for total consideration of up to $37.0 million dependent on whether Ligand exercised one or both of its options.
     Ligand’s first option, providing for a one-time payment of $20.0 million to Lilly in exchange for the elimination of Ligand’s ONTAK royalty obligations in 2005 and a reduced reverse-tiered royalty scale on ONTAK sales in the U.S. thereafter, was exercised and paid in January 2005. The second option which provides for a one-time payment of $13.0 million to Lilly in exchange for the elimination of royalties on ONTAK net sales in the U.S. in 2006 and a reduced reverse-tiered royalty thereafter was exercised and paid in April 2005. Additionally, beginning in 2007 and throughout the remaining ONTAK patent life (2014), Ligand will pay no royalties to Lilly on U.S. sales up to $38.0 million. Thereafter, Ligand would pay royalties to Lilly at a rate of 20% on net U.S. sales between $38.0 million and $50.0 million; at a rate of 15% on net U.S. sales between $50.0 million and $72.0 million; and at a rate of 10% on net U.S. sales in excess of $72.0 million. As of June 30, 2005, the option payments totaling $33.0 million were capitalized and are being amortized over the remaining ONTAK patent life of approximately 10 years, which represents the period estimated to be benefited, using the greater of the straight line method or the expense determined based on the tiered royalty schedule set forth above. In accordance with SFAS 142, Goodwill and Other Intangibles, the Company amortizes intangible assets with finite lives in a manner that reflects the pattern in which the economic benefits of the assets are consumed or otherwise used up. If that pattern cannot be reliably determined, the assets are amortized using the straight line method.

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
     Under the sell-through method, Ligand does not recognize revenue upon shipment of AVINZA to the wholesaler. As a result, Ligand believes it has overpaid Organon under the terms of the agreement by approximately $11.5 million through June 30, 2005. Ligand has notified Organon regarding the overpayment and its intention to apply such overpayment to future amounts due under the co-promotion agreement calculated under GAAP and its standard accounting principles. Organon has expressed its disagreement with this position and Ligand is currently in discussions with Organon. While the discussions continue, the payments made and under discussion are reflected in Ligand’s consolidated financial statements as “co-promotion expense.” Therefore, the consolidated financial statements included herein do not recognize the overpayment pending resolution of the matter. Until this matter is resolved, Ligand will continue to account for co-promotion expense based on net sales determined using the sell-in method.
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
     The parties agreed to amend and restate the Prior Agreement principally to better define, simplify and clarify the universe of research compounds resulting from the research and development efforts of the parties, combine and clarify categories of those compounds and related milestones and royalties and resolve a number of milestone payment issues that had arisen. Among other things, the Amended and Restated Agreement calls for Wyeth to pay Ligand $1.8 million representing the difference between amounts paid under the old compound categories versus the amounts due under the new, single category.
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
Restatement of Previously Issued Consolidated Financial Statements
     As described in our Annual Report on Form 10-K for the year ended December 31, 2004, we have restated our consolidated financial statements for the first three quarters of 2004. This Form 10-Q includes restated quarterly information for the three and six months ended June 30, 2004. As described in Note 2 to the consolidated financial statements in this Form 10-Q, the restatement corrects our revenue recognition method of our domestic product shipments of AVINZA, ONTAK, Targretin capsules and Targretin gel under SFAS 48 — “Revenue Recognition When Right of Return Exists” (“SFAS 48”) and Staff Accounting Bulletin (“SAB”) No. 101 — “Revenue Recognition”, as amended by SAB 104. Additionally, the restatement reflects adjustments in connection with the buy-out of the Salk royalty obligation, the Pfizer settlement agreement, and other adjustments and reclassifications relating to other accrued liabilities, including the estimates of future obligations and bonuses to employees, and royalty payments made to technology partners.
     The following table presents the restatement adjustments for the three and six months ended June 30, 2004.

LIGAND PHARMACEUTICALS INCORPORATED
EFFECTS OF THE RESTATEMENT
(in thousands, except share and per share data)
(unaudited)

	For the three	For the six
	months ended	months ended
	June 30, 2004	June 30, 2004
Net loss, as previously reported:	$(14,216)	$(27,355)

Adjustments to net loss (increase) decrease:
Product sales:
Net product sales (a)	(8,097)	(17,342)
Other (b)	(89)	(41)
Cost of products sold:
Product cost (c)	214	1,100
Royalties (c)	(6)	386
Research and development:
Reclassification (d)	1,454	2,196
Salk-buyout (e)	—	(1,120)
Patent expense (f)	—	(238)
Other (b)	154	105
Selling, general and administrative expenses:
Reclassification (d)	(1,454)	(2,196)
Legal expense (g)	—	373
Other (b)	(37)	99
Interest:
Other (b)	12	56
Other, net:
Income taxes (h)	18	34
Income tax expense (h)	(18)	(34)

Net loss, as restated	$(22,065)	$(43,977)

Per Share Data
As previously reported:
Basic and diluted net loss per share	$(0.19)	$(0.37)

Weighted average number of common shares	73,754,146	73,528,581

As restated:
Basic and diluted net loss per share	$(0.30)	$(0.60)

Weighted average number of common shares	73,754,146	73,528,581

Refer to the explanation of adjustments on the next page.

EFFECTS OF THE RESTATEMENT
The adjustments relate to the following:

(a)	To reflect the change in the revenue recognition method from the sell-in method to the sell-through method.

(b)	To reflect other adjustments and reclassifications.

(c)	To reflect the effect of the sell-through revenue recognition method on cost of products sold and royalties.

(d)	To reclassify expenses incurred for the technology transfer and validation effort related to the second source of supply for AVINZA from research and development expense to selling, general and administrative expense.

(e)	To expense the payment to The Salk Institute to buy-out the Company’s royalty obligation on lasofoxifene in March 2004.

(f)	To correct patent expense.

(g)	To correct legal expense.

(h)	To reclassify income taxes related to international operations.

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
     Because this sell-in revenue was not in accordance with GAAP, we believe that we have overpaid Organon under the terms of the agreement by approximately $11.5 million for sales through June 30, 2005. We have notified Organon regarding the overpayment and our intention to apply such overpayment to amounts due under the co-promotion agreement calculated under GAAP and our standard accounting principles. Organon has expressed its disagreement with this position and we are currently in discussions with Organon. While the discussions continue, the payments made and under discussion are reflected in the Company’s consolidated financial statements as “co-promotion expense.” Therefore, the consolidated financial statements included herein do not recognize the overpayment pending resolution of the matter. Until this matter is resolved, we will continue to account for co-promotion expense based on net sales determined using the sell-in method.

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
     We have been unprofitable since our inception on an annual basis. We achieved quarterly net income of $17.3 million during the fourth quarter of fiscal 2004, which was primarily the result of recognizing approximately $31.3 million from the sale of royalty rights to Royalty Pharma. However, for the three and six months ended June 30, 2005, we incurred a net loss of $8.9 million and $27.4 million, respectively, and expect to incur net losses in the future. To consistently be profitable, we must successfully develop, clinically test, market and sell our products. Even if we consistently achieve profitability, we cannot predict the level of that profitability or whether we will be able to sustain profitability. We expect that our operating results will fluctuate from period to period as a result of differences in the timing of revenues earned from product sales, expenses incurred, collaborative arrangements and other sources. Some of these fluctuations may be significant.
Recent Developments
Acceleration of Stock Options
     The Company accounts for stock-based compensation in accordance with Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, and FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation.
     On January 31, 2005, we accelerated the vesting of certain unvested and “out-of-the-money” stock options previously awarded to the executive officers and other employees under the Company’s 1992 and 2002 stock option plans which had an exercise price greater than $10.41, the closing price of our stock on that date. Options to purchase approximately 1.3 million shares of common stock (of which approximately 450,000 shares were subject to options held by the executive officers) were accelerated. Options held by non-employee directors were not accelerated. Since the stock options were “out-of-the-money,” no compensation expense was recognized for the six months ended June 30, 2005.
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
Targretin Capsules Development Programs
     In March 2005, we announced that the final data analysis for Targretin capsules in NSCLC showed that the trials did not meet their endpoints of improved overall survival and projected two year survival. We are continuing to analyze the data and apply it to the continued development of Targretin capsules in NSCLC. Failure to demonstrate the product’s safety and effectiveness in NSCLC would delay or prevent regulatory approval of the product and could adversely affect our business as well as our stock price. See “Risk Factors — Our products face significant regulatory hurdles prior to marketing which could delay or prevent sales.”

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
Results of Operations
     Total revenues for the three months ended June 30, 2005 were $45.8 million compared to $32.3 million for the same 2004 period. Loss from operations was $6.5 million for the three months ended June 30, 2005 compared to $19.1 million for the same 2004 period. Net loss for the three months ended June 30, 2005 was $8.9 million ($0.12 per share) compared to $22.1 million ($0.30 per share) for the same 2004 period.
     Total revenues for the six months ended June 30, 2005 were $82.8 million compared to $59.7 million for the same 2004 period. Loss from operations was $22.3 million for the six months ended June 30, 2005 compared to $38.2 million for the same 2004 period. Net loss for the six months ended June 30, 2005 was $27.4 million ($0.37 per share) compared to $44.0 million ($0.60 per share) for the same 2004 period.
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
Product Sales
     Our product sales for any individual period can be influenced by a number of factors including changes in demand for a particular product, competitive products, the timing of announced price increases, and the level of prescriptions subject to rebates and chargebacks. According to IMS data, quarterly prescription market share of AVINZA for the three months ended June 30, 2005 was 4.5% compared to 3.8% for the same 2004 period. We expect that AVINZA prescription market share will continue to increase as a result of a more balanced and focused sales and marketing activity compared to 2004. We also continue to expect that demand for and sales of ONTAK will be positively impacted as further data is obtained from ongoing expanded-use clinical trials and the initiation of new expanded-use trials but negatively impacted by continuing reimbursement trends resulting from changes to the Centers for Medicare and Medicaid Services reimbursement rates. The level and timing of any increases resulting from expanded-use clinical trials, however, are influenced by a number of factors outside our control, including the accrual of patients and overall progress of clinical trials that are managed by third parties.
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

     Certain of our products are included on the formularies (or lists of approved and reimbursable drugs) of many states’ health care plans, as well as the formulary for certain Federal government agencies. In order to be placed on these formularies, we generally sign contracts which provide discounts to the purchaser off the then-current list price and limit how much of an annual price increase we can implement on sales to these groups. As a result, the discounts off list price for these groups can be significant for products where we have implemented list price increases. We monitor the portion of our sales subject to these discounts and accrue for the cost of these discounts at the time of the recognition of the product sales. We believe that by being included on these formularies, we will gain better physician acceptance, which will then result in greater overall usage of our products. If the relative percentage of our sales subject to these discounts increases materially in any period, our sales and gross margin could be substantially lower than historical levels.
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
     For the three months ended June 30, 2005 and 2004, net product sales recognized under the sell-through method represented 96% and 97% of total net product sales and net product sales recognized under the sell-in method represented 4% and 3%, respectively. For the six months ended June 30, 2005 and 2004, net product sales recognized under the sell-through method represented 96% of total net product sales and net product sales recognized under the sell-in method represented 4% of total net product sales in 2005 and 2004.

     Our total net product sales for the three months ended June 30, 2005 were $41.7 million compared to $29.3 million for the same 2004 period. Total net product sales for the six months ended June 30, 2005 were $76.8 million compared to $54.2 million for the same 2004 period. A comparison of sales by product is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
		2004		2004
	2005	(Restated)	2005	(Restated)
AVINZA	$27,461	$14,177	$49,458	$27,454
ONTAK	8,779	9,966	16,803	17,277
Targretin capsules	4,671	4,136	8,686	7,553
Targretin gel and Panretin gel	824	1,020	1,833	1,954

Total product sales	$41,735	$29,299	$76,780	$54,238

AVINZA
     Sales of AVINZA were $27.5 million for the three months ended June 30, 2005 compared to $14.2 million for the same 2004 period. For the six months ended June 30, 2005, sales of AVINZA were $49.5 million compared to $27.5 million for the same 2004 period. The increase in net product sales for the three and six months ended June 30, 2005 is due to higher prescriptions as a result of the increased level of marketing and sales activity under our co-promotion agreement with Organon, and the product’s success in achieving state Medicaid and commercial formulary status. Formulary access removes obstacles to physicians prescribing the product and facilitates patient access to the product through lower co-pays. According to IMS data, quarterly prescription market-share for AVINZA for the three months ended June 30, 2005 was 4.5% compared to 3.8% for the same 2004 period. Since the start of co-promotion activities, AVINZA had been promoted by more than 700 sales representatives compared to approximately 50 representatives in 2003 prior to co-promotion. As a result of a recent sales force restructuring and rebalancing of the Organon AVINZA sales territories, as further discussed above under “Recent Developments”, and the expansion of Ligand’s sales force, four separate sales forces totaling approximately 600 representatives are anticipated to be deployed throughout 2005 to provide more than 800,000 focused sales calls per year to the primary care, specialist, and long-term care and hospice markets.
     For the three and six months ended June 30, 2005 compared to the same 2004 period, AVINZA sales were negatively impacted by a higher level of rebates under certain managed care contracts with pharmacy benefit managers (PBMs), group purchasing organizations (GPOs) and health maintenance organizations (HMOs).
     Upon an announced price increase, we revalue our estimate of deferred product revenue to be returned to recognize the potential higher credit a wholesaler may take upon product return determined as the difference between the new price and the previous price used to value the allowance. AVINZA sales for the six months ended June 30, 2005 reflect an approximate $3.5 million reduction in sales, recorded for the three months ended March 31, 2005, for losses expected to be incurred on product returns resulting from an AVINZA price increase which became effective April 1, 2005. This compares to a $2.6 million loss on product returns recorded for the three months ended June 30, 2004 for an AVINZA price increase which became effective July 1, 2004. Lastly, product sales for the three and six months ended June 30, 2005 are net of fees paid to our wholesaler customers under the fee for service agreements entered into during the third and fourth quarters of 2004.
     Any changes to our estimates for Medicaid prescription activity or prescriptions written under our managed care contracts may have an impact on our rebate liability and a corresponding impact on AVINZA net product sales. For example, a 20% variance to our estimated Medicaid and managed care contract rebate accruals for AVINZA as of June 30, 2005 could result in adjustments to our Medicaid and managed care contract rebate accruals and net product sales of approximately $1.1 million and $0.4 million, respectively.
ONTAK
     Sales of ONTAK were $8.8 million for the three months ended June 30, 2005 compared to $10.0 million for the same 2004 period. For the six months ended June 30, 2005, sales of ONTAK were $16.8 million compared to $17.3 million for the same 2004 period. The decrease in net product sales for the three and six months ended June 30, 2005 compared to the same periods in 2004 reflects a 12% and 4% decrease in wholesaler out-movement, respectively, due primarily to a decline in the office segment of the market which has been impacted by reimbursement rates. Increases in the hospital segment have not been sufficient to offset the office segment trend.

ONTAK sales for the three and six month period were also negatively impacted by a continued increase in chargebacks and rebates due to changes in patient mix and evolving reimbursement rates. These decreases were partially offset by a 9% price increase effective January 1, 2004, which under the sell-through revenue recognition method does not impact net product sales until the product sells through the distribution channel and therefore only had a limited impact on net sales for the same 2004 periods. Net product sales for the 2004 periods are also net of promotional discounts and amounts paid to wholesalers for marketing support. In connection with the implementation of fee for service agreements in the third quarter of 2004, the Company no longer provides to wholesalers promotional discounts or marketing support payments. The impact of lower discounts and marketing support payments in the 2005 periods on net product sales is partially offset by fees paid to wholesalers under the fee for service agreements.
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
Targretin capsules
     Sales of Targretin capsules were $4.7 million for the three months ended June 30, 2005 compared to $4.1 million for the same 2004 period. For the six months ended June 30, 2005, sales of Targretin capsules were $8.7 million compared to $7.6 million for the same 2004 period. This increase reflects a 7% price increase effective January 1, 2004 which under the sell-through revenue recognition method does not impact net product sales until the product sells-through the distribution channel and therefore had only a limited impact on net sales for the same 2004 period. As reported by IMS Health, demand for Targretin capsules, as measured by product outmovement, increased by approximately 4% and 2% for the three and six months ended June 30, 2005, respectively, compared to the same 2004 periods. Lastly, Targretin capsules product sales are net of fees paid to our wholesaler customers under the fee for service agreements entered into during the third and fourth quarters of 2004.
     In June 2004, the Centers for Medicare and Medicaid Services (CMS) announced formal implementation of the Section 641 Demonstration Program under the Medicare Modernization Act of 2003 including reimbursement under Medicare for Targretin for patients with CTCL. As a result, we continue to expect improved patient access for Targretin in 2005.
Collaborative Research and Development and Other Revenues
     Collaborative research and development and other revenues for the three months ended June 30, 2005 were $4.1 million compared to $3.0 million for the same 2004 period. For the six months ended June 30, 2005, collaborative research and development and other revenues were $6.0 million compared to $5.5 million for the same 2004 period. Collaborative research and development and other revenues include reimbursement for ongoing research activities, earned development milestones, and recognition of prior years’ up-front fees previously deferred in accordance with SAB 104. Revenue from distribution agreements includes recognition of up-front fees collected upon contract signing and deferred over the life of the distribution arrangement and milestones achieved under such agreements.
     A comparison of collaborative research and development and other revenues is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Collaborative research and development	$862	$2,147	$1,724	$4,319
Development milestones and other	3,202	828	4,280	1,132

	$4,064	$2,975	$6,004	$5,451

     Collaborative research and development. The decrease in ongoing research activities reimbursement revenue for the three and six months ended June 30, 2005 compared to the same 2004 period is due to the termination in November 2004 of our research arrangement with Lilly.

     Development milestones and other. Development milestone revenue for the three months ended June 30, 2005 reflects $2.0 million earned from GlaxoSmithKline and $1.1 million earned from TAP. For the six months ended June 30, 2005, development milestone revenue also includes an additional $1.0 million earned from GlaxoSmithKline.
Gross Margin
     Gross margin on product sales was 74.4% for the three months ended June 30, 2005 compared to 66.8% for the same 2004 period. For the six months ended June 30, 2005, gross margin on product sales was 71.7% compared to 68.2% for the same 2004 period.
     The increase in the margin for the three and six months ended June 30, 2005 compared to the same 2004 period is primarily due to the increase in sales of AVINZA. AVINZA represented 65.8% and 64.4% of net product sales for the three and six months ended 2005 compared to 48.4% and 50.6% for the same 2004 periods, respectively. For both AVINZA and ONTAK we have capitalized license, royalty and technology rights recorded in connection with the acquisition of the rights to those products and accordingly, margins improve as sales of these products increase and there is greater coverage of the fixed amortization of the intangible assets. AVINZA cost of product sold includes the amortization of license and royalty rights capitalized in connection with the restructuring of our AVINZA license and supply agreement in November 2002. The total amount of capitalized license and royalty rights, $114.4 million, is being amortized to cost of product sold on a straight-line basis over 15 years. The total amount of ONTAK acquired technology, $45.3 million, is also amortized to cost of product sold on a straight-line basis over 15 years. ONTAK margins were also positively impacted during the three and six months ended June 30, 2005 by lower royalties as a result of the partial impact of the restructuring of the Company’s royalty obligation to Lilly as further discussed under “Recent Development — Restructuring of ONTAK Royalty”. This restructuring resulted in no royalty liability owed to Lilly for the three and six months ended June 30, 2005. This impact was partially offset by amortization of the $33.0 million paid to Lilly as of June 30, 2005 to restructure the ONTAK royalty and the recognition of deferred royalty expense previously paid to Lilly which under the sell-through revenue recognition method is recognized as the related product sales are recognized. The amount paid to restructure the ONTAK royalty is being amortized through 2014, the remaining life of the underlying patent, using the greater of the straight-line method or the expense determined based on the tiered royalty schedule set forth under “Restructuring of ONTAK Royalty” above.. In accordance with SFAS 142, “Goodwill and Other Intangibles” (“SFAS 142”), for both AVINZA and ONTAK, capitalized license and technology rights are amortized on a straight-line basis since the pattern in which the economic benefits of the assets are consumed (or otherwise used up) cannot be reliably determined. At June 30, 2005, acquired technology and products rights, net totaled $153.8 million.
     Gross margins for the three and six months ended June 30, 2005 were also favorably impacted by price increases on ONTAK, Targretin capsules and Targretin gel which became effective January 1, 2004 and for AVINZA which became effective July 1, 2004. Under the sell-through revenue recognition method, changes to prices do not impact net product sales and therefore gross margins until the product sells-through the distribution channel. Accordingly, the price increases did not have a significant effect on the margins for the three and six months ended June 30, 2004.
     Gross margin for the three and six months ended June 30, 2005 compared to the same 2004 period was negatively impacted, however, by a higher proportionate level of AVINZA rebates and ONTAK chargebacks and rebates and the costs associated with our wholesaler distribution service agreements as further discussed under “Product Sales.” Additionally, gross margin for the six months ended June 30, 2005 compared to the same 2004 period was negatively impacted by a $0.5 million write-off of ONTAK finished goods inventory in the quarter ended March 31, 2005, due to the Company’s updated assessment in December 2005 of the timing of certain clinical trials.
     Overall, given the fixed level of amortization of the capitalized AVINZA license and royalty rights, we expect the AVINZA gross margin percentage to continue to increase as sales of AVINZA increase. Additionally, we expect the gross margin on ONTAK to further improve in 2005 due to the lowering of the royalty obligation to Lilly in connection with the restructuring of the ONTAK royalty agreement as further discussed under “Recent Developments.”

Research and Development Expenses
     Research and development expenses were $14.5 million for the three months ended June 30, 2005 compared to $16.6 million for the same 2004 period. For the six months ended June 30, 2005, research and development expenses were $29.3 million compared to $34.1 million for the same 2004 period. The major components of research and development expenses are as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
		2004		2004
	2005	(Restated)	2005	(Restated)
Research
Research performed under collaboration agreements	$1,013	$1,887	$1,995	$3,972
Internal research programs	5,354	3,781	10,331	7,701

Total research	$6,367	$5,668	$12,326	$11,673

Development
New product development	$5,227	$7,520	$11,323	$15,455
Existing product support (1)	2,930	3,378	5,610	6,955

Total development	$8,157	$10,898	$16,933	$22,410

Total research and development	$14,524	$16,566	$29,259	$34,083

(1)	Includes costs incurred to comply with post-marketing regulatory commitments.
     Spending for research expenses increased to $6.4 million for the three months ended June 30, 2005 compared to $5.7 million for the same 2004 period. For the six months ended June 30, 2005, research expenses amounted to $12.3 million compared to $11.7 million for the same 2004 period. The overall increase for the three and six months ended June 30, 2005 is due to an increased level of internal program research in the area of thrombopoietin (TPO) agonists. This increase is partially offset by a decrease in research performed under collaboration agreements due primarily to a lower contractual level of research funding under our agreement with TAP and lower research funding under the Lilly collaboration which concluded in November 2004.
     Spending for development expenses decreased to $8.2 million for the three months ended June 30, 2005 compared to $10.9 million for the same 2004 period and to $16.9 million for the six months ended June 30, 2005 compared to $22.4 million for the same 2004 period. These decreases reflect a lower level of expense for both new product development and existing product support. The decrease in expenses for new product development is due primarily to a reduced level of spending on Phase III clinical trials for Targretin capsules in NSCLC. In March 2005, we announced that the final data analysis for Targretin capsules in NSCLC showed that the trials did not meet their endpoints of improved overall survival and projected two-year survival. We are continuing to analyze the data and apply it to the continued development of Targretin in NSCLC. The decrease in existing product support in 2005 as compared to 2004 is primarily due to lower expenses for Targretin capsules and ONTAK post-marketing regulatory studies.
     As a result of the findings for Targretin capsules in NSCLC, we expect overall development expenses to further decrease in 2005 compared to 2004.

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
Selling, General and Administrative Expense
     Selling, general and administrative expense was $20.1 million for the three months ended June 30, 2005 compared to $18.1 million for the same 2004 period. For the six months ended June 30, 2005, selling, general and administrative expense was $39.4 million compared to $32.8 million for the same 2004 period. The increase for the three and six months ended June 30, 2005 is primarily due to costs associated with additional Ligand sales representatives hired to promote AVINZA and higher advertising and promotion expenses for AVINZA, ONTAK and Targretin capsules. The 2005 periods also reflect higher accounting and legal expenses incurred in connection with the Audit Committee’s review of the Company’s consolidated financial statements, the restatement, and ongoing shareholder litigation. Selling, general and administrative expense is expected to further increase in 2005 due to the full year impact of hiring of an additional 36 pain specialist sales representatives as discussed above and due to significantly higher accounting and legal expenses incurred in connection with the restatement of our consolidated financial statements, SEC investigation and shareholder litigation.
Co-promotion Expense
     Co-promotion expense under our co-promotion arrangement with Organon amounted to $7.0 million for the three months ended June 30, 2005 compared to $7.0 million for the same 2004 period. For the six months ended June 30, 2005, co-promotion expense was $14.7 million compared to $13.7 million for the same 2004 period. As discussed under “Overview”, we pay Organon, under the terms of our co-promotion agreement, 30% of net AVINZA sales, determined in accordance with GAAP and our standard accounting principles up to $150.0 million and higher percentage payments for net sales in excess of $150.0 million. Co-promotion expense recognized for the 2005 and 2004 quarterly periods was determined based upon the Company’s shipments of AVINZA to wholesalers under the sell-in revenue recognition method. As further discussed under “Overview”, however, AVINZA shipments made to wholesalers did not meet the revenue recognition criteria under GAAP and such transactions were restated using the sell-through method. For the three and six months ended June 30, 2004, net AVINZA product sales under the sell-in method were higher than net product sales under the sell-through method. Accordingly, co-promotion expense for these periods is higher than 30% of the reported net AVINZA product sales under the sell-through method.
     Because this sell-in revenue was not in accordance with GAAP, we believe that we have overpaid Organon under the terms of the agreement by approximately $11.5 million for sales through June 30, 2005. We have notified Organon regarding the overpayment and our intention to apply such overpayment to amounts due under the co-promotion agreement calculated under GAAP and our standard accounting principles. Organon has expressed its disagreement with this position and we are currently in discussions with Organon. While the discussions continue, the payments made and under discussion are reflected in the Company’s consolidated financial statements as “co-promotion expense.” Therefore, the consolidated financial statements included herein do not recognize the overpayment pending resolution of the matter. Until this matter is resolved, we will continue to account for co-promotion expense based on net sales determined using the sell-in method.
Liquidity and Capital Resources
     We have financed our operations through private and public offerings of our equity securities, collaborative research and development and other revenues, issuance of convertible notes, product sales, capital and operating lease transactions, accounts receivable factoring and equipment financing arrangements and investment income.
     Working capital was a deficit of $104.9 million at June 30, 2005 compared to a deficit of $48.5 million at December 31, 2004. Cash, cash equivalents, short-term investments, and restricted investments totaled $70.1 million at June 30, 2005 compared to $114.9 million at December 31, 2004. We primarily invest our cash in United States government and investment grade corporate debt securities. Restricted investments consist of certificates of deposit held with a financial institution as collateral under equipment financing and third-party service provider arrangements.
Operating Activities
     Operating activities used cash of $10.5 million for the six months ended June 30, 2005 compared to $16.4 million for the same 2004 period. The lower use of cash for the 2005 period reflects the changes in operating assets and liabilities primarily due to the decrease in accounts receivable, net of $9.8 million and the decrease in other current assets of $4.8 million partially offset by an increase in inventories, net of $3.3 million and the decrease in accounts payable and accrued liabilities of $4.1 million. For the same 2004 period, use of operating cash was impacted by the changes in operating assets and liabilities primarily due to the increase in deferred revenue, net of $18.0 million, the increase in accounts payable and accrued liabilities of $4.5 million, and a decrease in accounts receivable, net of $1.1 million, partially offset by an increase in inventories, net of $3.5 million.

     We expect operating cash flows to continue to benefit in 2005 from increased product demand due primarily to growth in AVINZA. Operating cash is expected to be negatively impacted, however, by lower product shipments to wholesalers in accordance with reduced wholesaler inventory levels we negotiated with our major wholesaler customers under our distribution service agreements. The cash impact of the lower shipments is expected to be partially offset by lower fees paid under the distribution service agreements. Operating cash flows are expected to be further negatively impacted by higher selling and marketing expenses on AVINZA and increased accounting and legal expenses incurred in connection with the restatement of our consolidated financial statements.
Investing Activities
     Investing activities used cash of $49.9 million for the six months ended June 30, 2005 compared to $6.3 million for the same 2004 period. The use of cash for the six months ended June 30, 2005 reflects $33.0 of payments for the buy-down of ONTAK royalty payments in connection with the amended royalty agreement entered into in November 2004 between the Company and Lilly, $15.2 million of net purchases of short-term investments, $1.1 million of purchases of property and equipment, and a $0.5 million capitalized payment to The Salk Institute for the exercise of an option to buy out royalty payments due on future sales of lasofoxifene for a second indication. Cash used for the six months ended June 30, 2004 primarily reflects $8.5 million of net purchases of short-term investments, a decrease in restricted investments of $4.6 million and $2.0 million of purchases of property and equipment.
Financing Activities
     Financing activities provided cash of $0.7 million for the six months ended June 30, 2005 compared to $5.6 million for the same 2004 period. Cash provided by financing activities for the six months ended June 30, 2005 includes proceeds from the exercise of employee stock options of $0.9 million partially offset by repayment of long-term debt of $0.2 million. Cash provided by financing activities for the six months ended June 30, 2004 includes proceeds from the exercise of employee stock options and purchases under the Company’s employee stock purchase plan and net proceeds from equipment financing arrangements of $4.6 million and $1.2 million, respectively.
     Certain of our property and equipment is pledged as collateral under various equipment financing arrangements. As of June 30, 2005, $6.5 million was outstanding under such arrangements with $2.6 million classified as current. Our equipment financing arrangements have terms of three to five years with interest ranging from 4.73% to 10.66%.
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
     As of June 30, 2005, we are not involved in any off-balance sheet arrangements.

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
Critical Accounting Policies
     Certain of our accounting policies require the application of management judgment in making estimates and assumptions that affect the amounts reported in the consolidated financial statements and disclosures made in the accompanying notes. Those estimates and assumptions are based on historical experience and various other factors deemed to be applicable and reasonable under the circumstances. The use of judgment in determining such estimates and assumptions is by nature, subject to a degree of uncertainty. Accordingly, actual results could differ from the estimates made. Management believes there have been no material changes during the quarter ended June 30, 2005 to the critical accounting policies reported in the Management’s Discussion and Analysis section of our annual report on Form 10-K for the year ended December 31, 2004.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     At June 30, 2005, our investment portfolio included fixed-income securities of $33.6 million. At June 30, 2005, we held no other market risk sensitive instruments. Our fixed-income securities are subject to interest rate risk and will decline in value if interest rates increase. This risk is mitigated, however, due to the relatively short effective maturities of the debt instruments in our investment portfolio. Accordingly, an immediate 10% change in interest rates would have no material impact on our financial condition, results of operations or cash flows. Declines in interest rates over time would, however, reduce our interest income.
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
     In connection with the preparation of the Form 10-Q for the period ended June 30, 2005, management, under the supervision of the CEO and CFO, conducted an evaluation of disclosure controls and procedures. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2005 due to the material weaknesses described in the Company’s management report on internal control over financial reporting included in Item 9A to its 2004 Form 10-K and outlined below. As of June 30, 2005, the material weaknesses identified in the 2004 Form 10-K have not been fully remediated. Additionally, since the material weaknesses described below have not been fully remediated, the CEO and CFO continue to conclude that the Company’s disclosure controls and procedures are not effective as of the filing date of this Form 10-Q.
     As disclosed in the 2004 Form 10-K, management identified the following material weaknesses in connection with its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004:
•	The Company did not have effective controls and procedures to ensure that revenues, including sales of its products and the practice it followed regarding the replacement of expired products, were recognized in accordance with generally accepted accounting principles. With respect to product sales, the Company did not have the ability to make reasonable estimates of returns which preclude the Company from recognizing revenue at the time of domestic product shipment of AVINZA, ONTAK, Targretin capsules, and Targretin gel. As a result, shipments made to wholesalers for these products did not meet the revenue recognition criteria of SFAS 48 – “Revenue Recognition When Right of Return Exists” and Staff Accounting Bulletin (“SAB”) No. 101 – “Revenue Recognition” as amended by SAB 104.

•	The Company’s controls and procedures intended to prevent shipping of short-dated products (i.e. products shipped within six months of expiration) to its wholesalers were not operating effectively which resulted in the shipment of ONTAK during 2004 to wholesalers within six months of product expiration. The shipment of short-dated product subsequently resulted in significant product returns/replacements.

•	The Company did not have adequate records and documentation supporting the decisions made and the accounting for past transactions. This material weakness resulted from the fact that the Company did not have sufficient controls surrounding the preparation and maintenance of adequate contemporaneous records and documentation.

•	The Company did not have adequate manpower in its accounting and finance department and has a lack of sufficient qualified accounting personnel to identify and resolve complex accounting issues in accordance with generally accepted accounting principles. This material weakness contributed to the following errors in accounting: (1) revenue recognition, (2) revenues received under our agreement with Royalty Pharma, (3) warrants issued in connection with the X-Ceptor transaction, (4) the classification of the Elan shares in connection with the Company’s purchase obligation relating to the November 2002 restructuring of the AVINZA license agreement with Elan and the shares of stock issued to Pfizer in connection with the Pfizer Settlement Agreement, (5) accrual of interest in connection with the Seragen litigation, and (6) the calculation of contractual annual rent increases.

•	The Company did not have sufficient controls over accrued liabilities estimations in the proper accounting periods (i.e., “accruals and cut-off”). This material weakness caused errors in accounting relating to (1) estimation of accruals for clinical trials, bonuses to employees, and other miscellaneous accrued liabilities, and (2) royalty payments made to technology partners.

•	The Company did not have adequate financial reporting and close procedures. This material weakness resulted from the fact that the Company did not have sufficient controls in place nor trained personnel to adequately prepare and review documentation and schedules necessary to support its financial reporting and period-end close procedures.
b) Remediation Steps to Address Material Weakness.
     As described below, during the quarter ended June 30, 2005, we have implemented, or plan to implement, the following measures to remediate the material weaknesses described above and in our 2004 Form 10-K.
Revenue Recognition.
•	During the second and third quarters of 2005, the Company’s finance and accounting department, with the assistance of outside expert consultants, developed accounting models to recognize sales of its products, except Panretin, under the sell-through revenue recognition method in accordance with generally accepted accounting principles. In connection with the development of these models, the Company also implemented a number of new and enhanced controls and procedures to support the sell-through revenue recognition accounting models. These controls and procedures include approximately 35 models used in connection with the sell-through revenue recognition method including related contra-revenue models, and demand reconciliations to support and assess the reasonableness of the data and estimates, which includes information and estimates obtained from third-parties, required for sell-through revenue recognition.

•	The Company’s commercial operations department is additionally implementing a number of improvements that will further enhance the controls surrounding the recognition of product revenue. These include the development of an information operations system that will provide management with a greater amount of reliable, timely data including product movement, demand and inventory levels. The department is also adding additional personnel to review, analyze and report this information.

•	During the second and third quarters of 2005, the accounting and finance department established procedures surrounding the month-end close process to ensure that the information and estimates necessary for reporting product revenues under the sell-through method to facilitate a timely period-end close were available.

•	The Company will hire an expert manager on revenue recognition who will be responsible for managing all aspects of the Company’s revenue recognition accounting, sell-through revenue recognition models and supporting controls and procedures. The Company expects that this position will be filled during the first quarter of 2006. However, until this position is filled, the Company will continue to use outside expert consultants to fulfill this function.

•	The Company is developing a training program for its accounting and finance and commercial operations personnel regarding the sell-through revenue recognition method. The core training program is expected to be implemented by the end of the fourth quarter of 2005. Additional training will be provided on a regular and periodic basis and updated as considered necessary.
Shipments of Short-Dated Product.
•	During the second quarter of 2005, the Company’s internal audit department conducted a detailed audit of the controls, policies and procedures surrounding, and the personnel responsible for, the shipment of the Company’s products. This internal audit resulted in recommended remediation actions that were subsequently implemented in the second and third quarters of 2005 by the Company’s technical and supply operations department, including:
o	A review of all existing policies and procedures surrounding the shipment of the Company’s products. In connection with this review a number of enhancements were made to the existing policies and procedures including daily review and reconciliation of the Company’s inventory report to the third party vendor’s inventory report for verification of the distribution date and expiration date and daily review of third party vendor’s sales report for verification that all products shipped had appropriate dating. These review procedures are now performed by a senior-level staff person in the Company’s supply operations department.

o	Each of the Company’s employees involved in the shipment of product received training regarding the controls and procedures surrounding the shipment of product. Additional training will be provided on a regular and periodic basis and updated as considered necessary to reflect any changes in the Company’s or its customers’ business practices or activities.

o	Management also ensured that its third-party vendor responsible for product inventories, shipping and logistics is aware and understands all applicable controls and procedures surrounding product shipment and the requirement to prepare and maintain appropriate documentation for all such product transactions. The third-party vendor has instituted controls in its accounting system to prevent the shipment of product that is not within the Company’s shipping policies.
Record Keeping and Documentation.
•	The Company is in the process of implementing improved procedures for analyzing, reviewing, and documenting the support for significant and complex transactions. Documentation for all complex transactions is now maintained by the Corporate Controller and the development of additional procedures for preparing and maintaining documentation is expected to be completed in the fourth quarter of 2005.

•	The Company’s accounting and finance and legal departments are developing a formal policy regarding the preparation and maintenance of contemporaneous documentation supporting accounting transactions and contractual interpretations. The formal policy, which will also provide for enhanced communication between the Company’s finance and legal personnel, is expected to be completed during the fourth quarter of 2005.

•	The Company’s internal audit department will also routinely audit the adequacy of the Company’s internal record keeping and documentation.
Accounting Personnel.
•	During the second quarter of 2005, the Company hired a second internal auditor reporting to the Company’s Director of Internal Audit. The Company’s Director of Internal Audit has resigned effective as of December 2, 2005. The Company is in the process of filling this position which is expected to be filled in the first quarter of 2006.

•	During the second, third, and fourth quarters of 2005, the Company engaged expert accounting consultants to assist the Company’s accounting and finance department with a number of activities including the management and implementation of controls surrounding the Company’s new sell-through revenue recognition models, the administration of existing controls and procedures, preparation of the Company’s SEC filings and the documentation of complex accounting transactions.

•	The Company will hire additional senior accounting personnel who are certified public accountants including a Director of Accounting and, as discussed above, a Director of Internal Audit and a Manager of Revenue Recognition. The Director of Accounting, Director of Internal Audit, and the Manager of Revenue Recognition positions are expected to be filled during the first quarter of 2006. Until all such positions are filled, the Company will continue to use outside expert accounting consultants to fulfill such functions.

•	The Company continues to consider alternatives for organizational or responsibility changes which it believes may be necessary to attract additional senior accounting personnel who are certified public accountants or have recent public accounting firm experience.
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
Financial Reporting and Close Procedures
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
     Except for changes in connection with the remediation subsequent to December 31, 2004 of the material weaknesses described above, there was no change in the Company’s internal control over financial reporting that occurred during our second fiscal quarter ended June 30, 2005 that has materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
     The following is a summary description of some of the many risks we face in our business, including any risk factors as to which there may have been a material change from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2004. You should carefully review these risks in evaluating our business, including the businesses of our subsidiaries. You should also consider the other information described in this report.

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
     We were founded in 1987. We have incurred significant losses since our inception. At June 30, 2005, our accumulated deficit was approximately $822.1 million. We began receiving revenues from the sale of pharmaceutical products in 1999. We achieved quarterly net income of $17.3 million during the fourth quarter of 2004, which was primarily the result of recognizing approximately $31.3 million from the sale of royalty rights to Royalty Pharma. However, for the three and six months ended June 30, 2005, we incurred a net loss of $8.9 and $27.4 million, respectively, and expect to incur net losses in future quarters. To consistently be profitable, we must successfully develop, clinically test, market and sell our products. Even if we consistently achieve profitability, we cannot predict the level of that profitability or whether we will be able to sustain profitability. We expect that our operating results will fluctuate from period to period as a result of differences in when we incur expenses and receive revenues from product sales, collaborative arrangements and other sources. Some of these fluctuations may be significant.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     During the quarter ended June 30, 2005 an aggregate of, approximately 31,000 shares of our common stock were issued to a director and a consultant of the Company in connection with certain option exercises under the Company’s 2002 option plan (the “2002 option plan”). The Company received approximately $186,000 from the option exercises. The 2002 option plan was registered by the Company on a Form S-8. However, due to a delay in the Company’s periodic report filings, the Form S-8 was not current at the time the shares were issued. Each of the recipients that was issued shares under the 2002 option plan is an accredited investor in accordance with Rule 501 of Regulation D.

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