Form 10-Q
period 2005-09-30
LIGAND PHARMACEUTICALS INC
filed 2005-12-09
CIK 886163

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Mark One

☑	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2005 or

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

LIGAND PHARMACEUTICALS INCORPORATED
QUARTERLY REPORT
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements (unaudited)

Condensed Consolidated Balance Sheets as of September 30, 2005 and December 31, 2004	3

Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2005 and 2004	4

Condensed Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2005 and 2004	5

Notes to Condensed Consolidated Financial Statements	6

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	34

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk	51

ITEM 4. Controls and Procedures	51

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings	56

ITEM 1A. Risk Factors	57

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	*

ITEM 3. Defaults upon Senior Securities	*

ITEM 4. Submission of Matters to a Vote of Security Holders	*

ITEM 5. Other Information	*

ITEM 6. Exhibits	69

SIGNATURE	71
EXHIBIT 10.286
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

*	No information provided due to inapplicability of item.
Restatement
As described in our Annual Report on Form 10-K for the year ended December 31, 2004, we have restated our condensed consolidated financial statements for the first three quarters of 2004. This Form 10-Q includes restated quarterly information for the three and nine months ended September 30, 2004.
For further discussion of the effect of the restatement see Part 1, Item 1. Financial Statements, Note 2 of Notes to Condensed Consolidated Financial Statements, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 4. Controls and Procedures.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
LIGAND PHARMACEUTICALS INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share data)

	September 30,	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$49,588	$92,310
Short-term investments	24,202	20,182
Accounts receivable, net	24,378	30,847
Current portion of inventories, net	6,868	7,155
Other current assets	12,672	17,713

Total current assets	117,708	168,207
Restricted investments	1,826	2,378
Long-term portion of inventories, net	8,007	4,617
Property and equipment, net	22,638	23,647
Acquired technology and product rights, net	150,271	127,443
Other assets	5,597	6,174

Total assets	$306,047	$332,466

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$9,809	$17,352
Accrued liabilities	53,737	43,908
Current portion of deferred revenue, net	158,224	152,528
Current portion of equipment financing obligations	2,488	2,604
Current portion of long-term debt	337	320

Total current liabilities	224,595	216,712
Long-term debt	166,834	167,089
Long-term portion of deferred revenue, net	4,279	4,512
Long-term portion of equipment financing obligations	3,361	4,003
Other long-term liabilities	3,047	3,122

Total liabilities	402,116	395,438

Commitments and contingencies
Common stock subject to conditional redemption; 997,568 shares issued and outstanding at September 30, 2005 and December 31, 2004	12,345	12,345

Stockholders’ deficit:
Convertible preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized, 73,133,715 and 72,970,670 shares issued at September 30, 2005 and December 31, 2004 respectively	73	73
Additional paid-in capital	720,943	719,952
Accumulated other comprehensive (loss) income	(182)	229
Accumulated deficit	(828,337)	(794,660)

	(107,503)	(74,406)
Treasury stock, at cost; 73,842 shares	(911)	(911)

Total stockholders’ deficit	(108,414)	(75,317)

	$306,047	$332,466

See accompanying notes.

LIGAND PHARMACEUTICALS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
		(Restated)		(Restated)
Revenues:
Product sales	$42,584	$31,934	$119,364	$86,172
Collaborative research and development and other revenues	2,172	4,838	8,176	10,289

Total revenues	44,756	36,772	127,540	96,461

Operating costs and expenses:
Cost of products sold	9,807	9,819	31,539	27,082
Research and development	12,911	16,747	42,170	50,830
Selling, general and administrative	17,787	17,311	57,151	50,132
Co-promotion	7,766	8,501	22,472	22,232

Total operating costs and expenses	48,271	52,378	153,332	150,276

Loss from operations	(3,515)	(15,606)	(25,792)	(53,815)

Other income (expense):
Interest income	483	255	1,325	694
Interest expense	(3,172)	(3,145)	(9,329)	(9,320)
Other, net	(60)	1	173	3

Total other expense, net	(2,749)	(2,889)	(7,831)	(8,623)

Loss before income taxes	(6,264)	(18,495)	(33,623)	(62,438)
Income tax expense	(17)	(3)	(54)	(37)

Net loss	$(6,281)	$(18,498)	$(33,677)	$(62,475)

Basic and diluted per share amounts:
Net loss	$(0.08)	$(0.25)	$(0.46)	$(0.85)

Weighted average number of common shares	74,041,204	73,845,613	73,998,594	73,635,562

See accompanying notes.

LIGAND PHARMACEUTICALS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2005	2004
		(Restated)
Operating activities
Net loss	$(33,677)	$(62,475)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of acquired technology and license rights	10,376	8,209
Depreciation and amortization of property and equipment	2,779	2,397
Non-cash development milestone	—	(1,956)
Amortization of debt issuance costs	775	724
Gain on sale of investment	(171)	—
Other	79	88
Changes in operating assets and liabilities:
Accounts receivable, net	6,469	(11,556)
Inventories, net	(3,103)	(3,111)
Other current assets	5,041	(2,576)
Accounts payable and accrued liabilities	2,286	11,202
Other liabilities	(24)	42
Deferred revenue, net	5,463	35,594

Net cash used in operating activities	(3,707)	(23,418)

Investing activities
Purchases of short-term investments	(28,253)	(26,178)
Proceeds from sale of short-term investments	24,748	27,237
(Increase) decrease in restricted investments	(170)	4,558
Purchases of property and equipment	(1,770)	(2,843)
Payment to buy-down ONTAK royalty obligation	(33,000)	—
Capitalized portion of payment of lasofoxifene royalty rights	(558)	—
Other, net	165	(324)

Net cash (used in) provided by investing activities	(38,838)	2,450

Financing activities
Principal payments on equipment financing obligations	(2,147)	(1,973)
Proceeds from equipment financing arrangements	1,390	3,849
Repayment of long-term debt	(238)	(218)
Net proceeds from issuance of common stock	912	6,300
Decrease in other long-term liabilities	(94)	—

Net cash (used in) provided by financing activities	(177)	7,958

Net decrease in cash and cash equivalents	(42,722)	(13,010)
Cash and cash equivalents at beginning of period	92,310	59,030

Cash and cash equivalents at end of period	$49,588	$46,020

Supplemental disclosure of cash flow information
Interest paid	$5,569	$5,633

See accompanying notes.

LIGAND PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Basis of Presentation
The accompanying condensed consolidated financial statements of Ligand Pharmaceuticals Incorporated (the “Company” or “Ligand”) were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the condensed consolidated financial statements, have been included. The results of operations for the three and nine months ended September 30, 2005 and 2004 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other future period. These statements should be read in conjunction with the consolidated financial statements and related notes, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.
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
Loss Per Share. Net loss per share is computed using the weighted average number of common shares outstanding. Basic and diluted net loss per share amounts are equivalent for the periods presented as the inclusion of potential common shares in the number of shares used for the diluted computation would be anti-dilutive. Potential common shares, the shares that would be issued upon the conversion of convertible notes and the exercise of outstanding warrants and stock options, were 32.6 million and 32.4 million at September 30, 2005 and December 31, 2004, respectively.
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
     Under its bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer’s or director’s serving in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has a directors and officers liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of September 30, 2005 and December 31, 2004.

     The Company enters into indemnification provisions under its agreements with other companies in its ordinary course of business, typically with business partners, contractors, customers and landlords. Under these provisions the Company generally indemnifies and holds harmless the indemnified party for direct losses suffered or incurred by the indemnified party as a result of the Company’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of September 30, 2005 and December 31, 2004.
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
     In accordance with SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, the following table summarizes the Company’s results on a pro forma basis as if it had recorded compensation expense based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS No. 123, Accounting for Stock-Based Compensation for the three and nine months ended September 30, 2005 and 2004 (in thousands, except for net loss per share information):

	Three Months Ended September 30,		Nine Months Ended September 30,
		2004		2004
	2005	(Restated)	2005	(Restated)
Net loss, as reported	$(6,281)	$(18,498)	$(33,677)	$(62,475)

Stock-based employee compensation expense included in reported net loss	–	–	–	–
Less total stock-based compensation expense determined under fair value based method for all awards	(723)	(2,159)	(2,261)	(5,627)
Less total stock-based compensation expense determined under fair value based method for options accelerated in January 2005 (1)	–	–	(12,455)	–

Net loss, pro forma	$(7,004)	$(20,657)	$(48,393)	$(68,102)

Basic and diluted per share amounts:
Net loss per share as reported	$(0.08)	$(0.25)	$(0.46)	$(0.85)

Net loss per share pro forma	$(0.09)	$(0.28)	$(0.65)	$(0.92)

(1)	Represents pro-forma unrecognized expense for accelerated options as of the date of acceleration.
     The fair value for these options was estimated at the dates of grant using the Black-Scholes option valuation model with the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
		2004		2004
	2005	(Restated)	2005	(Restated)
Risk free interest rate	4.2%	3.4%	4.2%	3.4%
Dividend yield	–	–	–	–
Volatility	73%	76%	73%	76%
Weighted average expected life	5 years	5 years	5 years	5 years
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
     The following is a summary of the Company’s stock option plan activity:

		Weighted average	Options exercisable	Weighted average
	Shares	exercise price	at period end	exercise price
Balance at December 31, 2004	6,714,069	$12.11	4,320,643	$11.68

Granted	731,613	7.10
Exercised	(106,600)	6.27
Canceled	(421,327)	10.40

Balance at September 30, 2005	6,917,755	$11.78	5,690,322	$12.61

Accounts Receivable. Accounts receivable consist of the following (in thousands)

	September 30,	December 31,
	2005	2004
Trade accounts receivable	$10,340	$25,860
Due from finance company	15,079	6,084
Less: allowances	(1,041)	(1,097)

	$24,378	$30,847

Inventories. Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Inventories consist of the following (in thousands):

	September 30,	December 31,
	2005	2004
Raw materials	$1,422	$1,855
Work-in process	8,626	2,302
Finished goods	6,560	8,642
Less: inventory reserves	(1,733)	(1,027)

	14,875	11,772
Less: current portion	(6,868)	(7,155)

Long-term portion of inventories, net	$8,007	$4,617

     In 2005, the Company completed a multi-year process of transferring its filling and finishing of ONTAK from Eli Lilly and Company (Lilly) to Hollister-Stier. In anticipation of this transfer, the Company used Lilly to fill and finish, in 2003, a higher than normal number of ONTAK lots each of which required a forward dating determination. ONTAK otherwise has a shelf life projection of approximately 4 years. If commercial and clinical usage of these lots does not approximate the estimated pattern of usage as determined for purposes of dating, the Company could be required to write-off the value of one or more of these lots. In this regard, as of September 30, 2005, approximately $0.5 million of ONTAK finished goods inventory was written off due to the Company’s updated assessment in December of 2005 of the timing of certain clinical trials. As of September 30, 2005 and December 31, 2004, total ONTAK inventory amounted to approximately $7.9 million and $6.1 million, respectively, of which $4.8 million and $4.1 million is classified as long-term, respectively.
     During 2005, the Company also manufactured a higher than normal amount of drug substance (bexarotene) for Targretin capsules in the event the Company’s NSCLC clinical trials were successful. As further discussed in Note 5, the trials did not meet their endpoints of improved overall survival and projected two year survival. The Company believes, however, that the additional manufactured bexarotene, which has a shelf life projection of approximately 10 years, will be fully used for ongoing production of the Company’s marketed products, Targretin capsules and Targretin gel. As of September 30, 2005 and December 31, 2004, total Targretin capsules inventory amounted to approximately $4.6 million and $1.6 million, respectively, of which $3.2 million and $0.5 million is classified as long-term, respectively.
Other Current Assets. Other current assets consist of the following (in thousands):

	September 30,	December 31,
	2005	2004
Deferred royalty cost	$5,195	$9,363
Deferred cost of products sold	3,635	4,784
Prepaid insurance	346	1,024
Prepaid other	2,630	2,102
Other	866	440

	$12,672	$17,713

Other Assets. Other assets consist of the following (in thousands):

	September 30,	December 31,
	2005	2004
Prepaid royalty buyout, net (1)	$2,938	$2,584
Debt issue costs, net	2,456	3,231
Other	203	359

	$5,597	$6,174

(1)	In January 2005, Ligand paid The Salk Institute $1.1 million to exercise an option to buy out milestone payments, other payment-sharing obligations and royalty payments due on future sales of lasofoxifene for vaginal atrophy. This payment resulted from a supplemental lasofoxifene new drug application filing in the United States (NDA) by Pfizer. As the Company had previously sold rights to Royalty Pharma AG of approximately 50% of any royalties to be received from Pfizer for sales of lasofoxifene, it recorded approximately 50% of the payment made to The Salk Institute, approximately $0.6 million, as development expense in the first quarter of 2005. The balance of approximately $0.5 million was capitalized and will be amortized over the period any such royalties are received from Pfizer for the vaginal atrophy indication.
     Amortization of debt issues costs was $0.3 million and $0.2 million for the three months ended September 30, 2005 and 2004 and $0.8 million and $0.7 million for the nine months ended September 30, 2005 and 2004, respectively. Estimated annual amortization of these assets in each of the years in the period from 2005 through 2007 is approximately $1.1 million.
     Acquired Technology and Product Rights. In accordance with SFAS No. 142, Goodwill and Other Intangibles, the Company amortizes intangible assets with finite lives in a manner that reflects the pattern in which the economic benefits of the assets are consumed or otherwise used up. If that pattern cannot be reliably determined, the assets are amortized using the straight-line method.
     Acquired technology and product rights as of September 30, 2005 include payments totaling $33.0 million to Lilly in exchange for the elimination of the Company’s ONTAK royalty obligations in 2005 and a reduced reverse-tiered royalty scale on ONTAK sales in the U.S. thereafter. See “Note 4 – Royalty Agreements (Note 4).” Amounts paid to Lilly in connection with the royalty restructuring were capitalized and are being amortized over the remaining patent life, which is approximately 10 years and represents the period estimated to be benefited, using the greater of the straight-line method or the expense determined on the tiered royalty schedule as set forth in Note 4. Other acquired technology and product rights represent payments related to the Company’s acquisition of ONTAK and license rights for AVINZA. Because the Company cannot reliably determine the pattern in which the economic benefits of the acquired technology and products rights are realized, acquired technology and product rights are amortized on a straight-line basis over 15 years, which approximated the remaining patent life at the time the assets were acquired and otherwise represents the period estimated to be benefited. Specifically, the Company is amortizing its ONTAK asset through June 2014 which is approximate to the expiration date of its U.S. patent of December 2014. The AVINZA asset is being amortized through November 2017, the expiration of its U.S. patent. Acquired technology and product rights consist of the following (in thousands):

	September 30,	December 31,
	2005	2004
AVINZA	$114,437	$114,437
Less accumulated amortization	(21,818)	(16,096)

	92,619	98,341

ONTAK	78,312	45,312
Less accumulated amortization	(20,660)	(16,210)

	57,652	29,102

	$150,271	$127,443

     Amortization of acquired technology and product rights was $3.5 million and $10.2 million for the three and nine months ended September 30, 2005, respectively, and $2.7 million and $8.0 million for the same 2004 periods, respectively. Estimated annual amortization in each of the years in the period from 2006 through 2009 is approximately $14.0 million and a total of $90.7 million thereafter.
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
     The composition of deferred revenue, net is as follows (in thousands):

	September 30,	December 31,
	2005	2004
Deferred product revenue	$158,452	$153,632
Other deferred revenue	5,373	5,574
Deferred discounts	(1,322)	(2,166)

Deferred revenue, net	$162,503	$157,040

Current, net	$158,224	$152,528

Long term, net	$4,279	$4,512

Deferred product revenue, net (1)
Current	$157,130	$151,466

Long term	—	$—

Other deferred revenue
Current	$1,094	$1,062

Long term	$4,279	$4,512

(1)	Deferred product revenue does not include other gross to net revenue adjustments made when the Company reports net product sales. Such adjustments include Medicaid rebates, managed health care rebates, and government chargebacks, which are included in accrued liabilities in the accompanying consolidated financial statements.
Accrued Liabilities. Accrued liabilities consist of the following (in thousands):

	September 30,	December 31,
	2005	2004
Allowances for loss on returns, rebates, chargebacks, other discounts, ONTAK end-customer and Panretin product returns	$18,412	$16,151
Co-promotion	14,733	7,845
Distribution services	2,585	3,693
Compensation	4,983	4,324
Royalties	2,397	5,134
Seragen purchase liability	2,838	2,838
Interest	3,493	1,164
Other	4,296	2,759

	$53,737	$43,908

     The following summarizes the activity in the accrued liability accounts related to allowances for loss on returns, rebates, chargebacks, other discounts, ONTAK end-customer and Panretin product returns:

	September 30, 2005	September 30, 2004
		(Restated)
Balance – beginning of period:	$16,151	$9,196

Provision for ONTAK end-customer and Panretin returns	2,360	1,948
Returns	(2,853)	(1,397)

Net change – ONTAK end-customer and Panretin returns	(493)	551

Provision for losses on returns due to changes in prices	4,380	3,034
Charges	(3,281)	(2,536)

Net change – losses on returns	1,099	498

Provision for Medicaid rebates	15,215	9,792
Payments	(14,335)	(5,714)

Net change – Medicaid rebates	880	4,078

Provision for chargebacks	4,263	2,784
Payments	(4,573)	(2,494)

Net change – chargebacks	(310)	290

Provision for managed care rebates and other contract discounts	7,362	3,736
Payments	(6,273)	(2,161)

Net change – managed care rebates and other contract discounts	1,089	1,575

Provision for other discounts	—	6,321
Payments	(4)	(5,643)

Net change – other discounts	(4)	678

Balance – end of period:	$18,412	$16,866

Long-term Debt. Long-term debt consists of the following (in thousands):

	September 30,	December 31,
	2005	2004
6% Convertible Subordinated Notes	$155,250	$155,250
Note payable to bank	11,921	12,159

	167,171	167,409
Less current portion	(337)	(320)

Long-term debt	$166,834	$167,089

Condensed Changes in Stockholders’ Deficit. Condensed changes in stockholders’ deficit for the nine months ended September 30, 2005 are as follows (in thousands, except share data):

				Accumulated
				other				Total
	Common stock		Additional	comprehensive	Accumulated	Treasury stock		stockholders’
	Shares	Amount	paid-in capital	income (loss)	deficit	Shares	Amount	(deficit)
Balance at December 31, 2004	72,970,670	$73	$719,952	$229	$(794,660)	(73,842)	$(911)	$(75,317)
Issuance of common stock	163,045	—	991					991
Unrealized loss on available-for-sale securities				(512)				(512)
Reclassification adjustment for loss on sale of available-for-sale securities				143				143
Foreign currency translation adjustments				(42)				(42)
Net loss					(33,677)			(33,677)

Balance at September 30, 2005	73,133,715	$73	$720,943	$(182)	$(828,337)	(73,842)	$(911)	$(108,414)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
		2004		2004
	2005	(Restated)	2005	(Restated)
Net loss as reported	$(6,281)	$(18,498)	$(33,677)	$(62,475)
Unrealized gain (loss) on available-for-sale securities	108	9	(512)	(45)
Reclassification adjustment for loss on sale of available-for-sale securities	143	–	143	–
Foreign currency translation adjustments	(13)	(5)	(42)	(12)

Comprehensive loss	$(6,043)	$(18,494)	$(34,088)	$(62,532)

The components of accumulated other comprehensive (loss) income are as follows (in thousands):

	September 30,	December 31,
	2005	2004
Net unrealized holding gain on available-for-sale securities	$(70)	$299
Net unrealized loss on foreign currency translation	(112)	(70)

	$(182)	$229

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
     For the three months ended September 30, 2005 and 2004, net product sales recognized under the sell-through method represented 97% and 96% of total net product sales and net product sales recognized under the sell-in method represented 3% and 4%, respectively. For the nine months ended September 30, 2005 and 2004, net product sales recognized under the sell-through method represented 96% of total net product sales and net product sales recognized under the sell-in method represented 4% of total net product sales in 2005 and 2004.
     The Company’s total net product sales for the three months ended September 30, 2005 were $42.6 million compared to $31.9 million for the same 2004 period. Total net product sales for the nine months ended September 30, 2005 were $119.4 million compared to $86.2 million for the same 2004 period. A comparison of sales by product is as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
		2004		2004
	2005	(Restated)	2005	(Restated)
AVINZA	$29,909	$20,004	$79,367	$47,458
ONTAK	7,370	7,013	24,173	24,290
Targretin capsules	4,394	3,929	13,080	11,482
	911	988	2,744	2,942

Targretin gel and Panretin gel Total product sales	$42,584	$31,934	$119,364	$86,172

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

     The composition of collaborative research and development and other revenues is as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Collaborative research and development	$894	$1,988	$2,618	$6,307
Development milestones and other	1,278	2,850	5,558	3,982

	$2,172	$4,838	$8,176	$10,289

Reclassifications. Certain reclassifications have been made to amounts included in the condensed consolidated balance sheet as of December 31, 2004 to conform to the current year presentation.
2. Restatement of Previously Issued Consolidated Financial Statements
     As described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, the Company has restated its consolidated financial statements for the first three quarters of 2004. This Form 10-Q includes restated quarterly information for the three and nine months ended September 30, 2004.
     Set forth below is a summary of the significant determinations regarding the restatement addressed in the course of the restatement that affected the Company’s consolidated financial statements for the three and nine months ended September 30, 2004.
     Revenue Recognition. The restatement corrects the recognition of revenue for transactions involving each of the Company’s products that did not satisfy all of the conditions for revenue recognition contained in SFAS 48 – “Revenue Recognition When Right of Return Exists” (SFAS 48) and Staff Accounting Bulletin (SAB) No. 101 –“Revenue Recognition”, as amended by SAB 104 (hereinafter referred to as SAB 104). The Company’s products impacted by this restatement are the domestic product shipments of AVINZA, ONTAK, Targretin capsules, and Targretin gel. Management determined that based upon SFAS 48 and SAB 104 it did not have the ability to make reasonable estimates of future returns because there was (i) a lack of sufficient visibility into the wholesaler and retail distribution channels; (ii) an absence of historical experience with similar products; (iii) increasing levels of inventory in the wholesale and retail distribution channels as a result of increasing demand of the Company’s new products among other factors; and (iv) a concentration of a few large distributors. As a result, the Company could not make reliable and reasonable estimates of returns which precluded it from recognizing revenue at the time of product shipment, and therefore such transactions were restated using the sell-through method. The restatement of product revenue under the sell-through method required the correction of other accounts whose balances were largely based upon the prior accounting policy. Such accounts include gross to net sales adjustments and cost of goods (products) sold. Gross to net sales adjustments include allowances for returns, rebates, chargebacks, discounts, and promotions, among others. Cost of product sold includes manufacturing costs and royalties.
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

     Under the sell-through method used in the restatement and on a going-forward basis, the Company does not recognize revenue upon shipment of product to the wholesaler. For these shipments, the Company invoices the wholesaler, records deferred revenue at gross invoice sales price less estimated cash discounts and, for ONTAK, end-customer returns, and classifies the inventory held by the wholesaler as “deferred cost of goods sold” within “other current assets.” Additionally, for royalties paid to technology partners based on product shipments to wholesalers, the Company records the cost of such royalties as “deferred royalty expense” within other current assets. Royalties paid to technology partners are deferred as the Company has the right to offset royalties paid for product later returned against subsequent royalty obligations. Royalties for which the Company does not have the ability to offset (for example, at the end of the contracted royalty period) are expensed in the period the royalty obligation becomes due. The Company recognizes revenue when inventory is “sold through” (as discussed below), on a first-in first-out (FIFO) basis. Sell-through for AVINZA is considered to be at the prescription level or at the time of end user consumption for non-retail prescriptions. Thus, changes in wholesaler or retail pharmacy inventories of AVINZA do not affect the Company’s product revenues. Sell-through for ONTAK, Targretin capsules, and Targretin gel is considered to be at the time the product moves from the wholesaler to the wholesaler’s customer. Changes in wholesaler inventories for all the Company’s products, including product that the wholesaler returns to the Company for credit, do not affect product revenues but will be reflected as a change in deferred product revenue.
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
     As a result of the Company’s adoption of the sell-through method, it recognized deferred revenue and a corresponding reduction to net product sales in the amount of $12.8 million and $30.2 million for the three and nine months ended September 30, 2004, respectively. Revenue which has been deferred will be recognized as the product sells through in future periods as discussed above.
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
     The Company determined that a portion of the revenue recognized under the Royalty Pharma agreement should have been deferred since Pfizer and Wyeth each had the right to offset a portion of future royalty payments for, and to the extent of, amounts previously paid to the Company for certain development milestones. As of September 30, 2004, approximately $1.2 million was recorded as deferred revenue in connection with the offset rights by the Company’s collaborative partners, Pfizer and Wyeth. The amounts associated with the offset rights against future royalty payments will be recognized as revenue upon receipt of future royalties from the respective partners or upon determination that no such future royalties will be forthcoming. Additionally, the Company determined to defer a portion of such revenue as it relates to the value of the options sold to Royalty Pharma until Royalty Pharma exercised such options or upon the expiration of the options. As of September 30, 2004, the value of outstanding options recorded as deferred revenue was $0.1 million. This amount was subsequently recognized as revenue in the fourth quarter of 2004 when the underlying options were cancelled in connection with Royalty Pharma’s purchase of an additional 1.625% royalty on future sales of the SERM products.
     Buy-Out of Salk Royalty Obligation. In March 2004, the Company paid The Salk Institute $1.1 million in connection with the Company’s exercise of an option to buy out milestone payments, other payment-sharing obligations and royalty payments due on future sales of lasofoxifene, a product under development by Pfizer, for the prevention of osteoporosis in postmenopausal women, for which a new drug application (NDA) was expected to be filed in 2004. At the time of the Company’s exercise of its buyout right, the payment was accounted for as a prepaid royalty asset to be amortized on a straight-line basis over the period for which the Company had a contractual right to the lasofoxifene royalties. This payment was included in “other assets” on the Company’s consolidated balance sheet at September 30, 2004. Pfizer filed the NDA for lasofoxifene with the United States Food and Drug Administration in the third quarter of 2004. Because the NDA had not been filed at the time the Company exercised its buyout right, the Company determined in the course of the restatement that the payment should have been expensed. Accordingly, the Company corrected such error and recognized the Salk payment as development expense for the three months ended March 31, 2004.
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
     The following tables reconcile the Company’s consolidated financial condition and results of operations from the previously reported consolidated financial statements to the restated consolidated financial statements at and for the three and nine months ended September 30, 2004.

LIGAND PHARMACEUTICALS INCORPORATED
EFFECTS OF THE RESTATEMENT
(in thousands, except share and per share data)
(unaudited)

	For the three	For the nine
	months ended	months ended
	September 30,	September 30,
	2004	2004

Net loss, as previously reported:	$(6,789)	$(34,144)

Adjustments to net loss (increase) decrease:
Product sales:
Net product sales (a)	(12,842)	(30,184)
Other (b)	50	9
Sale of royalty rights, net (c)	67	67
Cost of products sold:
Product cost (d)	163	1,263
Royalties (d)	1,029	1,415
Research and development:
Reclassification (e)	1,221	3,417
Salk-buyout (f)	–	(1,120)
Patent expense (g)	–	(238)
Other (b)	12	117
Selling, general and administrative:
Reclassification (e)	(1,221)	(3,417)
Legal expense (h)	–	373
Other (b)	(200)	(101)
Interest:
Factoring arrangement (i)	(238)	(238)
Other (b)	12	68
Other, net:
Factoring arrangement (i)	238	238
Income taxes (j)	3	37
Income tax expense (j)	(3)	(37)

Net loss, as restated	$(18,498)	$(62,475)

Per Share Data
As previously reported:
Basic and diluted net loss per share	$(0.09)	$(0.46)

Weighted average number of common shares	73,845,613	73,635,562

As restated:
Basic and diluted net loss per share	$(0.25)	$(0.85)

Weighted average number of common shares	73,845,613	73,635,562

Refer to the explanation of adjustments on the next page.

EFFECTS OF THE RESTATEMENT
The adjustments relate to the following:

(a)	To reflect the change in the revenue recognition method from the sell-in method to the sell-through method.

(b)	To reflect other adjustments and reclassifications.

(c)	To reflect the recognition of revenue previously deferred in regard to the sale of royalty rights to Royalty Pharma.

(d)	To reflect the effect of the sell-through revenue recognition method on cost of products sold and royalties.

(e)	To reclassify expenses incurred for the technology transfer and validation effort related to the second source of supply for AVINZA from research and development expense to selling, general and administrative expense.

(f)	To expense the payment to The Salk Institute to buy-out the Company’s royalty obligation on lasofoxifene in March 2004.

(g)	To correct patent expense. (h) To correct legal expense. (i) To reclassify interest and factoring expenses incurred under a factoring arrangement.

(j)	To reclassify income taxes related to international operations.

LIGAND PHARMACEUTICALS INCORPORATED
EFFECTS OF THE RESTATEMENT
CONSOLIDATED BALANCE SHEET
(unaudited) (in thousands)

	September 30, 2004
		Cumulative
	As	Effect of		Current
	Previously	Prior Period		Quarter		As
	Reported	Adjustments		Adjustments		Restated

ASSETS
Current assets:
Cash and cash equivalents	$46,020					$46,020
Short-term investments	34,387					34,387
Accounts receivable, net	30,583	$(162	)(a)	$36	(a)	30,457
Inventories, net	11,355	215	(b)	21	(a)	11,591
Other current assets	2,985	13,223	(a)(c)	2,729	(a)(c)	18,937

Total current assets	125,330	13,276		2,786		141,392
Restricted investments	1,656					1,656
Property and equipment, net	23,844					23,844
Acquired technology and product rights, net	129,852	260	(a)(d)			130,112
Other assets	7,977	(1,208	) (a)(e)			6,769

	$288,659	$12,328		$2,786		$303,773

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$16,719	$1	(a)	$68	(a)	$16,788
Accrued liabilities	49,527	(298	) (a)(f)	(3,308	) (a)(f)	45,921
Current portion of deferred revenue, net	2,352	121,473	(g)	17,720	(g)	141,545
Current portion of equipment financing obligations	2,617					2,617
Current portion of long-term debt	314					314

Total current liabilities	71,529	121,176		14,480		207,185

Long-term debt	167,171					167,171
Long-term portion of deferred revenue, net	2,043	1,173	(h)			3,216
Long-term portion of equipment financing obligations	4,087					4,087
Other long-term liabilities	2,870	288	(i)	15	(i)	3,173

Total liabilities	247,700	122,637		14,495		384,832

Common stock subject to conditional redemption		14,595	(j)	(2,250	) (k)	12,345

Stockholders’ equity (deficit):
Common stock	74	(1	) (j)			73
Additional paid-in capital	731,841	(14,540	) (a)(j)	2,250	(k)	719,551
Accumulated other comprehensive loss	(123)					(123)
Accumulated deficit	(689,922)	(110,363)		(11,709)		(811,994)

	41,870	(124,904)		(9,459)		(92,493)
Treasury stock	(911)					(911)

Total stockholders’ equity (deficit)	40,959	(124,904)		(9,459)		(93,404)

	$288,659	$12,328		$2,786		$303,773

Refer to the explanation of adjustments on the next page.

EFFECTS OF THE RESTATEMENT
The adjustments relate to the following (in thousands):

(a)	To reflect other adjustments and reclassifications.

(b)	To reverse replacement reserve.

(c)	Cumulative effect of prior period adjustments includes $13,276 related to the change to the sell-through revenue recognition method (deferred royalties – $8,704; deferred cost of products sold – $4,572). Current quarter adjustments include $2,654 related to the change to the sell-through revenue recognition method (deferred royalties – $2,486; deferred cost of products sold – $168).

(d)	To correct accumulated amortization expense related to ONTAK acquired technology – $357.

(e)	To expense the payment to The Salk Institute to buy-out the Company’s royalty obligation on lasofoxifene – $(1,120).

(f)	Cumulative effect of prior period adjustments includes $(3,056) related to the change to the sell-through revenue recognition method (product cost – $(2,652); royalties – $(404)); to correct bonus expense – $(201); to reclassify Seragen acquisition liability from other long-term liabilities – $2,100; to accrue interest on Seragen acquisition liability – $739. Current quarter adjustments include $(3,349) related to the change to the sell-through revenue recognition method (product cost – $(4,806); royalties – $1,457).

(g)	To reflect the change in the revenue recognition method from the sell-in method to the sell-through method.

(h)	To reflect the deferral of a portion of the sale of royalty rights to Royalty Pharma.

(i)	The cumulative effect of prior period adjustments reflects the effect of the adjustment to rent expense for contractual annual rent increases recognized over the lease term on a straight line basis – $2,388; to reclassify the Seragen acquisition liability to accrued liabilities – $(2,100). Current quarter adjustment reflects the adjustment to rent expense for contractual annual rent increase recognized over the lease term on a straight line basis– $15.

(j)	To reclassify from equity the Company’s issuance of common stock subject to conditional redemption to Pfizer, in connection with the Pfizer settlement agreement in accordance with EITF D-98 – $(14,595) – common stock – $(1), additional paid-in capital – $(14,594).

(k)	To reflect Pfizer’s redemption of shares in connection with the achievement of a milestone in accordance with the Pfizer settlement agreement.

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

LIGAND PHARMACEUTICALS INCORPORATED
EFFECTS OF THE RESTATEMENT
CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)
(in thousands, except share and per share data)

	Nine Months Ended September 30, 2004
	As
	Previously			As
	Reported	Adjustments		Restated

Product sales	$116,347	$(30,175	)(a)(b)	$86,172
Sale of royalty rights, net		67	(c)	67
Collaborative research and development and other revenues	10,222			10,222

Total revenues	126,569	(30,108)		96,461

Operating costs and expenses:
Cost of products sold	29,760	(2,678	) (b)(d)	27,082
Research and development	53,006	(2,176	) (b)(e)(g)(h)	50,830
Selling, general and administrative	46,987	3,145	(b)(e)(i)	50,132
Co-promotion	22,232			22,232

Total operating costs and expenses	151,985	(1,709)		150,276

Loss from operations	(25,416)	(28,399)		(53,815)

Other income (expense):
Interest income	694			694
Interest expense	(9,150)	(170	) (b)(f)	(9,320)
Other, net	(272)	275	(f)(j)	3

Total other expense, net	(8,728)	105		(8,623)

Loss before income taxes	(34,144)	(28,294)		(62,438)

Income tax expense		(37	) (j)	(37)

Net loss	$(34,144)	$(28,331)		$(62,475)

Basic and diluted per share amounts:
Net loss	$(0.46)			$(0.85)

Weighted average number of common shares	73,635,562			73,635,562

     Refer to the explanation of adjustments on the next page.

EFFECTS OF THE RESTATEMENT
The adjustments relate to the following (in thousands):

(a)	To reflect the change in the revenue recognition method from the sell-in method to the sell-through method – net product sales – $(30,184).

(b)	To reflect other adjustments and reclassifications.

(c)	To reflect the recognition of revenue previously deferred in regard to the sale of royalty rights to Royalty Pharma.

(d)	To reflect the effect of the sell-through revenue recognition method on cost of products sold and royalties – product cost – $(1,263); royalties – $(1,415).

(e)	To reclassify $3,417 of expenses incurred for the technology transfer and validation effort related to the second source of supply for AVINZA from research and development expense to selling, general and administrative expense.

(f)	To reclassify $238 of interest and factoring expenses incurred under a factoring arrangement from other, net to interest expense.

(g)	To expense the payment to The Salk Institute to buy out the Company’s royalty obligation on lasofoxifene in March 2004 – $1,120.

(h)	To correct patent expense – $238.

(i)	To reflect legal expense in the proper accounting period – $(373).

(j)	To reclassify income taxes related to international operations – $37.

3. Accounts Receivable Factoring Arrangement
     During 2003, the Company entered into a one-year accounts receivable factoring arrangement under which eligible accounts receivable are sold without recourse to a finance company. The agreement was renewed for a one-year period in the second quarter of 2004 and again in the second quarter of 2005 through December 2007. Commissions on factored receivables are paid to the finance company based on the gross receivables sold, subject to a minimum annual commission. Additionally, the Company pays interest on the net outstanding balance of the uncollected factored accounts receivable at an interest rate equal to the JPMorgan Chase Bank prime rate. The Company continues to service the factored receivables. The servicing expenses for the three and nine months ended September 30, 2005 and 2004 were not material. There were no material gains or losses on the sale of such receivables. The Company accounts for the sale of receivables under this arrangement in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.
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
     As of September 30, 2005 and December 31, 2004, the Company had received cash of $23.5 million and $17.2 million, respectively, under the factoring arrangement for the sale of trade receivables that were outstanding as of such dates. The gross amount due from the finance company at September 30, 2005 and December 31, 2004 was $15.1 million and $6.1 million, respectively.
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
     Ligand’s first option, providing for a one-time payment of $20.0 million to Lilly in exchange for the elimination of Ligand’s ONTAK royalty obligations in 2005 and a reduced reverse-tiered royalty scale on ONTAK sales in the U.S. thereafter, was exercised and paid in January 2005. The second option which provides for a one-time payment of $13.0 million to Lilly in exchange for the elimination of royalties on ONTAK net sales in the U.S. in 2006 and a reduced reverse-tiered royalty thereafter was exercised and paid in April 2005. Additionally, beginning in 2007 and throughout the remaining ONTAK patent life (2014), Ligand will pay no royalties to Lilly on U.S. sales up to $38.0 million. Thereafter, Ligand would pay royalties to Lilly at a rate of 20% on net U.S. sales between $38.0 million and $50.0 million; at a rate of 15% on net U.S. sales between $50.0 million and $72.0 million; and at a rate of 10% on net U.S. sales in excess of $72.0 million. As of September 30, 2005, the option payments totaling $33.0 million were capitalized and are being amortized over the remaining ONTAK patent life of approximately 10 years, which represents the period estimated to be benefited, using the greater of the straight-line method or the expense determined based on the tiered royalty schedule set forth above. In accordance with SFAS No. 142, Goodwill and Other Intangibles, the Company amortizes intangible assets with finite lives in a manner that reflects the pattern in which the economic benefits of the assets are consumed or otherwise used up. If that pattern cannot be reliably determined, the assets are amortized using the straight-line method.

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
     Under the sell-through method, Ligand does not recognize revenue upon shipment of AVINZA to the wholesaler. As a result, Ligand believes it has overpaid Organon under the terms of the agreement by approximately $2.5 million through September 30, 2005. Ligand has notified Organon regarding the overpayment and its intention to apply such overpayment to future amounts due under the co-promotion agreement calculated under GAAP and its standard accounting principles. Organon has expressed its disagreement with this position and Ligand is currently in discussions with Organon. While the discussions continue, the payments made and under discussion are reflected in Ligand’s consolidated financial statements as “co-promotion expense.” Therefore, the consolidated financial statements included herein do not recognize the overpayment pending resolution of the matter. Until this matter is resolved, Ligand will continue to account for co-promotion expense based on net sales determined using the sell-in method.
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
11. Commitment
     As of March 31, 2005, the Company entered into a consulting agreement with Dr. Ronald Evans, a Salk professor and Howard Hughes Medical Institute investigator, that continues through February 2008. The agreement provides for certain cash payments and a grant of stock options. Dr. Evans serves as a Chairman of Ligand’s Scientific Advisory Board.
12. Subsequent Events
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
Restatement of Previously Issued Consolidated Financial Statements
     As described in our Annual Report on Form 10-K for the year ended December 31, 2004, we have restated our consolidated financial statements for the first three quarters of 2004. This Form 10-Q includes restated quarterly information for the three and nine months ended September 30, 2004. As described in Note 2 to the consolidated financial statements in this Form 10-Q, the restatement corrects our revenue recognition method of our domestic product shipments of AVINZA, ONTAK, Targretin capsules and Targretin gel under SFAS 48 – “Revenue Recognition When Right of Return Exists” (“SFAS 48”) and Staff Accounting Bulletin (“SAB”) No. 101 – “Revenue Recognition”, as amended by SAB 104. Additionally, the restatement reflects adjustments in connection with the buy-out of the Salk royalty obligation, the Pfizer settlement agreement, and other adjustments and reclassifications relating to other accrued liabilities, including the estimates of future obligations and bonuses to employees, and royalty payments made to technology partners.
     The following table sets forth the effect of the restatement for the three and nine months ended September 30, 2004.

LIGAND PHARMACEUTICALS INCORPORATED
EFFECTS OF THE RESTATEMENT
(in thousands, except share and per share data)
(unaudited)

	For the three	For the nine
	months ended	months ended
	September 30,	September 30,
	2004	2004
Net loss, as previously reported:	$(6,789)	$(34,144)

Adjustments to net loss (increase) decrease:
Product sales:
Net product sales (a)	(12,842)	(30,184)
Other (b)	50	9
Sale of royalty rights, net (c)	67	67
Cost of products sold:
Product cost (d)	163	1,263
Royalties (d)	1,029	1,415
Research and development:
Reclassification (e)	1,221	3,417
Salk-buyout (f)	–	(1,120)
Patent expense (g)	–	(238)
Other (b)	12	117
Selling, general and administrative:
Reclassification (e)	(1,221)	(3,417)
Legal expense (h)	–	373
Other (b)	(200)	(101)
Interest:
Factoring arrangement (i)	(238)	(238)
Other (b)	12	68
Other, net:
Factoring arrangement (i)	238	238
Income taxes (j)	3	37
Income tax expense (j)	(3)	(37)

Net loss, as restated	$(18,498)	$(62,475)

Per Share Data
As previously reported:
Basic and diluted net loss per share	$(0.09)	$(0.46)

Weighted average number of common shares	73,845,613	73,635,562

As restated:
Basic and diluted net loss per share	$(0.25)	$(0.85)

Weighted average number of common shares	73,845,613	73,635,562

Refer to the explanation of adjustments on the next page.

EFFECTS OF THE RESTATEMENT
The adjustments relate to the following:

(a)	To reflect the change in the revenue recognition method from the sell-in method to the sell-through method.

(b)	To reflect other adjustments and reclassifications.

(c)	To reflect the recognition of revenue previously deferred in regard to the sale of royalty rights to Royalty Pharma.

(d)	To reflect the effect of the sell-through revenue recognition method on cost of products sold and royalties.

(e)	To reclassify expenses incurred for the technology transfer and validation effort related to the second source of supply for AVINZA from research and development expense to selling, general and administrative expense.

(f)	To expense the payment to The Salk Institute to buy-out the Company’s royalty obligation on lasofoxifene in March 2004.

(g)	To correct patent expense.

(h)	To correct legal expense.

(i)	To reclassify interest and factoring expenses incurred under a factoring arrangement.

(j)	To reclassify income taxes related to international operations.

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
     Because this sell-in revenue was not in accordance with GAAP, we believe that we have overpaid Organon under the terms of the agreement by approximately $2.5 million for sales through September 30, 2005. We have notified Organon regarding the overpayment and our intention to apply such overpayment to amounts due under the co-promotion agreement calculated under GAAP and our standard accounting principles. Organon has expressed its disagreement with this position and we are currently in discussions with Organon. While the discussions continue, the payments made and under discussion are reflected in the Company’s consolidated financial statements as “co-promotion expense.” Therefore, the consolidated financial statements included herein do not recognize the overpayment pending resolution of the matter. Until this matter is resolved, we will continue to account for co-promotion expense based on net sales determined using the sell-in method.

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
     We have been unprofitable since our inception on an annual basis. We achieved quarterly net income of $17.3 million during the fourth quarter of fiscal 2004, which was primarily the result of recognizing approximately $31.3 million from the sale of royalty rights to Royalty Pharma. However, for the three and nine months ended September 30, 2005, we incurred a net loss of $6.3 million and $33.7 million, respectively, and expect to incur net losses in future quarters. To consistently be profitable, we must successfully develop, clinically test, market and sell our products. Even if we consistently achieve profitability, we cannot predict the level of that profitability or whether we will be able to sustain profitability. We expect that our operating results will fluctuate from period to period as a result of differences in the timing of revenues earned from product sales, expenses incurred, collaborative arrangements and other sources. Some of these fluctuations may be significant.
Recent Developments
Acceleration of Stock Options
     The Company accounts for stock-based compensation in accordance with Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, and FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation.
     On January 31, 2005, we accelerated the vesting of certain unvested and “out-of-the-money” stock options previously awarded to the executive officers and other employees under the Company’s 1992 and 2002 stock option plans which had an exercise price greater than $10.41, the closing price of our stock on that date. Options to purchase approximately 1.3 million shares of common stock (of which approximately 450,000 shares were subject to options held by the executive officers) were accelerated. Options held by non-employee directors were not accelerated. Since the stock options were “out-of-the-money,” no compensation expense was recognized for the three and nine months ended September 30, 2005.
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
Results of Operations
     Total revenues for the three months ended September 30, 2005 were $44.8 million compared to $36.8 million for the same 2004 period. Loss from operations was $3.5 million for the three months ended September 30, 2005 compared to $15.6 million for the same 2004 period. Net loss for the three months ended September 30, 2005 was $6.3 million ($0.08 per share) compared to $18.5 million ($0.25 per share) for the same 2004 period.
     Total revenues for the nine months ended September 30, 2005 were $127.5 million compared to $96.5 million for the same 2004 period. Loss from operations was $25.8 million for the nine months ended September 30, 2005 compared to $53.8 million for the same 2004 period. Net loss for the nine months ended September 30, 2005 was $33.7 million ($0.46 per share) compared to $62.5 million ($0.85 per share) for the same 2004 period.
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
     Cost of products sold and therefore gross margins for the Company’s products are further impacted by the changes in the timing of revenue recognition and certain related changes in accounting as a result of the change to the sell-through revenue recognition method. The more significant impacts are summarized below:

•	Impact of changed sales volumes - a significant amount of cost of products sold is comprised of “fixed costs” including amortization of acquired technology and product rights that result in lower margins at lower sales levels.

•	Returns - when product is shipped into the wholesale channel, inventory held by the wholesaler (and subsequently held by retail pharmacies in the case of AVINZA) is classified as “deferred cost of product sold” which is included in “Other current assets.” At the time of shipment, the Company makes an estimate of units that may be returned and records a reserve for those units against the “deferred cost of goods sold” account. Upon an announced price increase, the Company revalues its estimate of deferred product revenue to be returned to recognize the potential higher credit a wholesaler may take upon product return determined as the difference between the new and the initial wholesaler acquisition cost. The impact of this reserve revaluation is likewise reflected as a charge to the Company’s statement of operations in the period the Company announces such price increase.

•	Royalties – under the sell-through method, royalties paid based on unit shipments to wholesalers are deferred and recognized as royalty expense as those units are sold-through and recognized as revenue.
Product Sales
     Our product sales for any individual period can be influenced by a number of factors including changes in demand for a particular product, competitive products, the timing of announced price increases, and the level of prescriptions subject to rebates and chargebacks. According to IMS data, quarterly prescription market share of AVINZA for the three months ended September 30, 2005 was 4.5% compared to 4.2% for the same 2004 period. We expect that AVINZA prescription market share will continue to increase as a result of a more balanced and focused sales and marketing activity compared to 2004. We also continue to expect that demand for and sales of ONTAK will be positively impacted as further data is obtained from ongoing expanded-use clinical trials and the initiation of new expanded-use trials but negatively impacted by continuing reimbursement trends resulting from changes to the Centers for Medicare and Medicaid Services reimbursement rates. The level and timing of any increases resulting from expanded-use clinical trials, however, are influenced by a number of factors outside our control, including the accrual of patients and overall progress of clinical trials that are managed by third parties.
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
     For the three months ended September 30, 2005 and 2004, net product sales recognized under the sell-through method represented 97% and 96% of total net product sales and net product sales recognized under the sell-in method represented 3% and 4%, respectively. For the nine months ended September 30, 2005 and 2004, net product sales recognized under the sell-through method represented 96% of total net product sales and net product sales recognized under the sell-in method represented 4% of total net product sales in 2005 and 2004.
     Our total net product sales for the three months ended September 30, 2005 were $42.6 million compared to $31.9 million for the same 2004 period. Total net product sales for the nine months ended September 30, 2005 were $119.4 million compared to $86.2 million for the same 2004 period. A comparison of sales by product is as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
		2004		2004
	2005	(Restated)	2005	(Restated)
AVINZA	$29,909	$20,004	$79,367	$47,458
ONTAK	7,370	7,013	24,173	24,290
Targretin capsules	4,394	3,929	13,080	11,482
Targretin gel and Panretin gel	911	988	2,744	2,942

Total product sales	$42,584	$31,934	$119,364	$86,172

AVINZA
     Sales of AVINZA were $29.9 million for the three months ended September 30, 2005 compared to $20.0 million for the same 2004 period. For the nine months ended September 30, 2005, sales of AVINZA were $79.4 million compared to $47.5 million for the same 2004 period. The increase in net product sales for the three and nine months ended September 30, 2005 is due to higher prescriptions as a result of the increased level of marketing and sales activity under our co-promotion agreement with Organon, a shift in the mix of prescriptions to the higher doses of AVINZA, and the product’s success in achieving state Medicaid and commercial formulary status. Formulary access removes obstacles to physicians prescribing the product and facilitates patient access to the product through lower co-pays. According to IMS data, quarterly prescription market-share for AVINZA for the three months ended September 30, 2005 was 4.5% compared to 4.2% for the same 2004 period. Since the start of co-promotion activities, AVINZA had been promoted by more than 700 sales representatives compared to approximately 50 representatives in 2003 prior to co-promotion. As a result of a recent sales force restructuring and rebalancing of the Organon AVINZA sales territories, as further discussed above under “Recent Developments”, and the expansion of Ligand’s sales force, four separate sales forces totaling approximately 600 representatives are anticipated to be deployed throughout 2005 to provide more than 800,000 focused sales calls per year to the primary care, specialist, and long-term care and hospice markets.
     For the three and nine months ended September 30, 2005 compared to the same 2004 period, AVINZA sales were negatively impacted by a higher level of rebates under certain managed care contracts with pharmacy benefit managers (PBMs), group purchasing organizations (GPOs) and health maintenance organizations (HMOs).
     Upon an announced price increase, we revalue our estimate of deferred product revenue to be returned to recognize the potential higher credit a wholesaler may take upon product return determined as the difference between the new price and the previous price used to value the allowance. AVINZA sales for the nine months ended September 30, 2005 reflect an approximate $3.5 million reduction in sales, recorded for the three months ended March 31, 2005, for losses expected to be incurred on product returns resulting from an AVINZA price increase which became effective April 1, 2005. This compares to a $2.6 million loss on product returns for the nine months ended September 30, 2004, which was recorded during the three months ended June 30, 2004 for an AVINZA price increase which became effective July 1, 2004. Lastly, product sales for the three and nine months ended September 30, 2005 and for the three months ended September 30, 2004 are net of fees paid to our wholesaler customers under the fee for service agreements entered into during the third and fourth quarters of 2004.
     Any changes to our estimates for Medicaid prescription activity or prescriptions written under our managed care contracts may have an impact on our rebate liability and a corresponding impact on AVINZA net product sales. For example, a 20% variance to our estimated Medicaid and managed care contract rebate accruals for AVINZA as of September 30, 2005 could result in adjustments to our Medicaid and managed care contract rebate accruals and net product sales of approximately $1.1 million and $0.5 million, respectively.
ONTAK
     Sales of ONTAK were $7.4 million for the three months ended September 30, 2005 compared to $7.0 million for the same 2004 period. For the nine months ended September 30, 2005, sales of ONTAK were $24.2 million compared to $24.3 million for the same 2004 period. Net product sales for the three and nine months ended September 30, 2005 compared to the same periods in 2004 reflect a 9% price increase effective January 1, 2004, which under the sell-through revenue recognition method does not impact net product sales until the product sells through the distribution channel and therefore only had a limited impact on net sales for the same 2004 periods. Net product sales for the 2004 periods are also net of promotional discounts and amounts paid to wholesalers for marketing support. In connection with the implementation of fee for service agreements in the third quarter of 2004, the Company no longer provides to wholesalers promotional discounts or marketing support payments. The impact of lower discounts and marketing support payments in the 2005 periods on net product sales is partially offset by fees paid to wholesalers under the fee for service agreements for the entire nine months ended September 30, 2005 compared to for only the three months ended September 30, 2004. The increase in net product sales due to the price increase and lower promotional discounts and marketing support was largely offset, however, by a 20% and 10% decrease in wholesaler out-movement for the three and nine months ended September 30, 2005 compared to the same periods in 2004, respectively, due primarily to a decline in the office segment of the market which has been impacted by reimbursement rates. Increases in the hospital segment have not been sufficient to offset the office segment trend. ONTAK sales for the three and nine months ended September 30, 2005 were also negatively impacted by a continued increase in chargebacks and rebates due to changes in patient mix and evolving reimbursement rates.
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
Targretin capsules
     Sales of Targretin capsules were $4.4 million for the three months ended September 30, 2005 compared to $3.9 million for the same 2004 period. For the nine months ended September 30, 2005, sales of Targretin capsules were $13.1 million compared to $11.5 million for the same 2004 period. This increase reflects a 7% price increase effective January 1, 2004 which under the sell-through revenue recognition method does not impact net product sales until the product sells-through the distribution channel and therefore had only a limited impact on net sales for the same 2004 period. As reported by IMS Health, demand for Targretin capsules, as measured by product outmovement, increased by approximately 4% and 3% for the three and nine months ended September 30, 2005, respectively, compared to the same 2004 periods. Lastly, Targretin capsules product sales for the three and nine months ended September 30, 2005 and the three months ended September 30, 2004 are net of fees paid to our wholesaler customers under the fee for service agreements entered into during the third and fourth quarters of 2004.
     In June 2004, the Centers for Medicare and Medicaid Services (CMS) announced formal implementation of the Section 641 Demonstration Program under the Medicare Modernization Act of 2003 including reimbursement under Medicare for Targretin for patients with CTCL. As a result, we continue to expect improved patient access for Targretin in 2005.
Collaborative Research and Development and Other Revenues
     Collaborative research and development and other revenues for the three months ended September 30, 2005 were $2.2 million compared to $4.8 million for the same 2004 period. For the nine months ended September 30, 2005, collaborative research and development and other revenues were $8.2 million compared to $10.3 million for the same 2004 period. Collaborative research and development and other revenues include reimbursement for ongoing research activities, earned development milestones, and recognition of prior years’ up-front fees previously deferred in accordance with SAB 104. Revenue from distribution agreements includes recognition of up-front fees collected upon contract signing and deferred over the life of the distribution arrangement and milestones achieved under such agreements.

     A comparison of collaborative research and development and other revenues is as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Collaborative research and development	$894	$1,988	$2,618	$6,307
Development milestones and other	1,278	2,850	5,558	3,982

	$2,172	$4,838	$8,176	$10,289

     Collaborative research and development. The decrease in ongoing research activities reimbursement revenue for the three and nine months ended September 30, 2005 compared to the same 2004 period is due to the termination in November 2004 of our research arrangement with Lilly.
     Development milestones and other. Development milestones revenue and other revenues for the three months ended September 30, 2005 reflects $1.2 million earned from Lilly. For the nine months ended September 30, 2005, development milestones revenue also includes $3.0 million earned from GlaxoSmithKline and $1.1 million from TAP. For the three months ended September 30, 2004, development milestone revenue includes a $2.0 million milestone earned from Pfizer and a $0.8 million milestone earned from TAP. For the nine months ended September 30, 2004, development milestone revenue also includes a $0.8 million milestone from GlaxoSmithKline.
Gross Margin
     Gross margin on product sales was 77.0% for the three months ended September 30, 2005 compared to 69.3% for the same 2004 period. For the nine months ended September 30, 2005, gross margin on product sales was 73.6% compared to 68.6% for the same 2004 period.
     The increase in the margin for the three and nine months ended September 30, 2005 compared to the same 2004 period is primarily due to the increase in sales of AVINZA. AVINZA represented 70.2% and 66.5% of net product sales for the three and nine months ended 2005 compared to 62.6% and 55.1% for the same 2004 periods, respectively. For both AVINZA and ONTAK we have capitalized license, royalty and technology rights recorded in connection with the acquisition of the rights to those products and accordingly, margins improve as sales of these products increase and there is greater coverage of the fixed amortization of the intangible assets. AVINZA cost of product sold includes the amortization of license and royalty rights capitalized in connection with the restructuring of our AVINZA license and supply agreement in November 2002. The total amount of capitalized license and royalty rights, $114.4 million, is being amortized to cost of product sold on a straight-line basis over 15 years. The total amount of ONTAK acquired technology, $45.3 million, is also amortized to cost of product sold on a straight-line basis over 15 years. ONTAK margins were also positively impacted during the three and nine months ended September 30, 2005 by lower royalties as a result of the partial impact of the restructuring of the Company’s royalty obligation to Lilly as further discussed under “Recent Development – Restructuring of ONTAK Royalty”. This restructuring resulted in no royalty liability owed to Lilly for the three and nine months ended September 30, 2005. This impact was partially offset by amortization of the $33.0 million paid to Lilly as of September 30, 2005 to restructure the ONTAK royalty and the recognition of deferred royalty expense previously paid to Lilly which under the sell-through revenue recognition method is recognized as the related product sales are recognized. The amount paid to restructure the ONTAK royalty is being amortized through 2014, the remaining life of the underlying patent, using the greater of the straight-line method or expense determined based on the tiered royalty schedule set forth under “Restructuring of ONTAK Royalty” above. In accordance with SFAS 142, “Goodwill and Other Intangibles” (“SFAS 142”), for both AVINZA and ONTAK, capitalized license, royalty and technology rights are amortized on a straight-line basis since the pattern in which the economic benefits of the assets are consumed (or otherwise used up) cannot be reliably determined. At September 30, 2005, acquired technology and products rights, net totaled $150.3 million.
     Gross margins for the nine months ended September 30, 2005 were also favorably impacted by price increases on ONTAK, Targretin capsules and Targretin gel which became effective January 1, 2004 and for AVINZA which became effective July 1, 2004. Under the sell-through revenue recognition method, changes to prices do not impact net product sales and therefore gross margins until the product sells-through the distribution channel. Accordingly, the price increases did not have a significant effect on the margins for the nine months ended September 30, 2004.
     Gross margin for the three and nine months ended September 30, 2005 compared to the same 2004 period was negatively impacted, however, by a higher proportionate level of AVINZA rebates and ONTAK chargebacks and rebates and the costs associated with our wholesaler distribution service agreements as further discussed under “Product Sales.” Additionally, gross margin for the nine months ended September 30, 2005 compared to the same 2004 period was negatively impacted by a $0.5 million write-off of ONTAK finished goods inventory in the quarter ended March 31, 2005, due to the Company’s updated assessment in December 2005 of the timing of certain clinical trials.
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
Research and Development Expenses
     Research and development expenses were $12.9 million for the three months ended September 30, 2005 compared to $16.7 million for the same 2004 period. For the nine months ended September 30, 2005, research and development expenses were $42.2 million compared to $50.8 million for the same 2004 period. The major components of research and development expenses are as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
		2004		2004
	2005	(Restated)	2005	(Restated)
Research

Research performed under collaboration agreements	$875	$1,946	$2,870	$5,918
Internal research programs	5,074	4,135	15,405	11,836

Total research	$5,949	$6,081	$18,275	$17,754

Development

New product development	4,156	6,698	15,479	22,153
Existing product support (1)	2,806	3,968	8,416	10,923

Total development	$6,962	$10,666	$23,895	$33,076

Total research and development	$12,911	$16,747	$42,170	$50,830

(1)	Includes costs incurred to comply with post-marketing regulatory commitments.
     Spending for research expenses decreased to $5.9 million for the three months ended September 30, 2005 compared to $6.1 million for the same 2004 period. For the nine months ended September 30, 2005, research expenses amounted to $18.3 million compared to $17.8 million for the same 2004 period. The overall increase for the nine months ended September 30, 2005 is due to an increased level of internal program research in the area of thrombopoietin (TPO) agonists. This increase is partially offset by a decrease in research performed under collaboration agreements due primarily to a lower contractual level of research funding under our agreement with TAP and lower research funding under the Lilly collaboration which concluded in November 2004.
     Spending for development expenses decreased to $7.0 million for the three months ended September 30, 2005 compared to $10.7 million for the same 2004 period and to $23.9 million for the nine months ended September 30, 2005 compared to $33.1 million for the same 2004 period. These decreases reflect a lower level of expense for both new product development and existing product support. The decrease in expenses for new product development is due primarily to a reduced level of spending on Phase III clinical trials for Targretin capsules in NSCLC. In March 2005, we announced that the final data analysis for Targretin capsules in NSCLC showed that the trials did not meet their endpoints of improved overall survival and projected two-year survival. We are continuing to analyze the data and apply it to the continued development of Targretin in NSCLC. The decrease in existing product support in 2005 as compared to 2004 is primarily due to lower expenses for Targretin capsules and ONTAK post-marketing regulatory studies.
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

Selling, General and Administrative Expense
     Selling, general and administrative expense was $17.8 million for the three months ended September 30, 2005 compared to $17.3 million for the same 2004 period. For the nine months ended September 30, 2005, selling, general and administrative expense was $57.2 million compared to $50.1 million for the same 2004 period. The increase for the three and nine months ended September 30, 2005 is primarily due to costs associated with additional Ligand sales representatives hired to promote AVINZA and higher advertising and promotion expenses for AVINZA, ONTAK and Targretin capsules. The 2005 period also reflects higher accounting and legal expenses incurred in connection with the Audit Committee’s review of the Company’s consolidated financial statements, the restatement of the Company’s consolidated financial statements, and ongoing shareholder litigation. Selling, general and administrative expense is expected to further increase in 2005 due to higher accounting and legal expenses incurred in connection with the restatement of our consolidated financial statements, SEC investigation and shareholder litigation.
Co-promotion Expense
     Co-promotion expense under our co-promotion arrangement with Organon amounted to $7.8 million for the three months ended September 30, 2005 compared to $8.5 million for the same 2004 period. For the nine months ended September 30, 2005, co-promotion expense was $22.5 million compared to $22.2 million for the same 2004 period. As discussed under “Overview”, we pay Organon, under the terms of our co-promotion agreement, 30% of net AVINZA sales, determined in accordance with GAAP and our standard accounting principles up to $150.0 million and higher percentage payments for net sales in excess of $150.0 million. Co-promotion expense recognized for the 2005 and 2004 quarterly periods was determined based upon the Company’s shipments of AVINZA to wholesalers under the sell-in revenue recognition method. As further discussed under “Overview”, however, AVINZA shipments made to wholesalers did not meet the revenue recognition criteria under GAAP and such transactions were restated using the sell-through method. For the three and nine months ended September 30, 2004, net AVINZA product sales under the sell-in method were higher than net product sales under the sell-through method. Accordingly, co-promotion expense for these periods is higher than 30% of the reported net AVINZA product sales under the sell-through method.
     Because this sell-in revenue was not in accordance with GAAP, we believe that we have overpaid Organon under the terms of the agreement by approximately $2.5 million for sales through September 30, 2005. We have notified Organon regarding the overpayment and our intention to apply such overpayment to amounts due under the co-promotion agreement calculated under GAAP and our standard accounting principles. Organon has expressed its disagreement with this position and we are currently in discussions with Organon. While the discussions continue, the payments made and under discussion are reflected in the Company’s consolidated financial statements as “co-promotion expense.” Therefore, the consolidated financial statements included herein do not recognize the overpayment pending resolution of the matter. Until this matter is resolved, we will continue to account for co-promotion expense based on net sales determined using the sell-in method.
Liquidity and Capital Resources
     We have financed our operations through private and public offerings of our equity securities, collaborative research and development and other revenues, issuance of convertible notes, product sales, capital and operating lease transactions, accounts receivable factoring and equipment financing arrangements and investment income.
     Working capital was a deficit of $106.9 million at September 30, 2005 compared to a deficit of $48.5 million at December 31, 2004. Cash, cash equivalents, short-term investments, and restricted investments totaled $75.6 million at September 30, 2005 compared to $114.9 million at December 31, 2004. We primarily invest our cash in United States government and investment grade corporate debt securities. Restricted investments consist of certificates of deposit held with a financial institution as collateral under equipment financing and third-party service provider arrangements.

Operating Activities
     Operating activities used cash of $3.7 million for the nine months ended September 30, 2005 compared to $23.4 million for the same 2004 period. Operating activities for 2005 reflect a lower net loss adjusted by $2.2 million of higher amortization of acquired technology and license rights resulting from the capitalization of $33.0 million paid to Lilly in connection with the restructuring of the Company’s ONTAK royalty agreement. Additionally, the net loss for the 2004 period includes a $2.0 million non-cash development milestone earned from Pfizer in the third quarter of 2004. The lower use of cash for the 2005 period also reflects changes in operating assets and liabilities primarily due to an increase in deferred revenue, net of $5.5 million, an increase in accounts payable and accrued liabilities of $2.3 million, a decrease in accounts receivable, net of $6.5 million, and a decrease in other current assets of $5.0 million partially offset by an increase in inventories, net of $3.1 million. For the same 2004 period, use of operating cash was impacted by changes in operating assets and liabilities primarily due to an increase in deferred revenue, net of $35.6 million, an increase in accounts payable and accrued liabilities of $11.2 million partially offset by an increase in accounts receivable, net of $11.6 million, an increase in inventories, net of $3.1 million, and an increase in other current assets of $2.6 million.
     We expect operating cash flows to continue to benefit in 2005 from increased product demand due primarily to growth in AVINZA. Operating cash is expected to be negatively impacted, however, by lower product shipments to wholesalers in accordance with reduced wholesaler inventory levels we negotiated with our major wholesaler customers under our distribution service agreements. The impact of the lower shipments will be partially offset by lower fees to be paid under the distribution service agreements for the third and fourth quarters of 2005 compared to the same period in 2004. Operating cash flows are expected to be further negatively impacted by higher selling and marketing expenses on AVINZA and increased accounting and legal expenses incurred in connection with the restatement of our consolidated financial statements.
Investing Activities
     Investing activities used cash of $38.8 million for the nine months ended September 30, 2005 compared to cash provided of $2.5 million for the same 2004 period. The use of cash for the nine months ended September 30, 2005 reflects $33.0 million of payments for the buy-down of ONTAK royalty payments in connection with the amended royalty agreement entered into in November 2004 between the Company and Lilly, $3.5 million of net purchases of short-term investments, $1.8 million of purchases of property and equipment, and a $0.5 million capitalized payment to The Salk Institute for the exercise of an option to buy out royalty payments due on future sales of lasofoxifene for a second indication. Cash provided by investing activities for the nine months ended September 30, 2004 primarily reflects a decrease in restricted investments and net proceeds from the sale of short-term investments of $4.6 million and $1.1 million respectively, partially offset by purchases of property and equipment of $2.8 million.
Financing Activities
     Financing activities used cash of $0.2 million for the nine months ended September 30, 2005 compared to cash provided of $8.0 million for the same 2004 period. Cash used in financing activities for the nine months ended September 30, 2005 reflects repayment of long-term debt and net payments under equipment financing arrangements of $0.2 million and $0.8 million, respectively, partially offset by net proceeds from the exercise of employee stock options and purchases under the Company’s employee stock purchase plan of $0.9 million. Cash provided by financing activities for the nine months ended September 30, 2004 includes proceeds from the exercise of employee stock options and purchases under the Company’s employee stock purchase plan and net proceeds from equipment financing arrangements of $6.3 million and $1.9 million, respectively.
     Certain of our property and equipment is pledged as collateral under various equipment financing arrangements. As of September 30, 2005, $5.8 million was outstanding under such arrangements with $2.5 million classified as current. Our equipment financing arrangements have terms of three to five years with interest ranging from 4.73% to 10.66%.
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
     As of September 30, 2005, we are not involved in any off-balance sheet arrangements.
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
Critical Accounting Policies
     Certain of our accounting policies require the application of management judgment in making estimates and assumptions that affect the amounts reported in the consolidated financial statements and disclosures made in the accompanying notes. Those estimates and assumptions are based on historical experience and various other factors deemed to be applicable and reasonable under the circumstances. The use of judgment in determining such estimates and assumptions is by nature, subject to a degree of uncertainty. Accordingly, actual results could differ from the estimates made. Management believes there have been no material changes during the three months ended September 30, 2005 to the critical accounting policies reported in the Management’s Discussion and Analysis section of our annual report on Form 10-K for the year ended December 31, 2004.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     At September 30, 2005, our investment portfolio included fixed-income securities of $23.0 million. At September 30, 2005, we held no other market risk sensitive instruments. Our fixed-income securities are subject to interest rate risk and will decline in value if interest rates increase. This risk is mitigated, however, due to the relatively short effective maturities of the debt instruments in our investment portfolio. Accordingly, an immediate 10% change in interest rates would have no material impact on our financial condition, results of operations or cash flows. Declines in interest rates over time would, however, reduce our interest income.
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
     In connection with the preparation of the Form 10-Q for the period ended September 30, 2005, management, under the supervision of the CEO and CFO, conducted an evaluation of disclosure controls and procedures. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2005 due to the material weaknesses described in the Company’s management report on internal control over financial reporting included in Item 9A to its 2004 Form 10-K and outlined below. As of September 30, 2005, the material weaknesses identified in the 2004 Form 10-K have not been fully remediated. Additionally, since the material weaknesses described below have not been fully remediated, the CEO and CFO continue to conclude that the Company’s disclosure controls and procedures are not effective as of the filing date of this Form 10-Q.
     As disclosed in the 2004 Form 10-K, management identified the following material weaknesses in connection with its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004:
•	The Company did not have effective controls and procedures to ensure that revenues, including sales of its products and the practice it followed regarding the replacement of expired products, were recognized in accordance with generally accepted accounting principles. With respect to product sales, the Company did not have the ability to make reasonable estimates of returns which preclude the Company from recognizing revenue at the time of domestic product shipment of AVINZA, ONTAK, Targretin capsules, and Targretin gel. As a result, shipments made to wholesalers for these products did not meet the revenue recognition criteria of SFAS 48 – “Revenue Recognition When Right of Return Exists” and Staff Accounting Bulletin (“SAB”) No. 101 – “Revenue Recognition” as amended by SAB 104.

•	The Company’s controls and procedures intended to prevent shipping of short-dated products (i.e. products shipped within six months of expiration) to its wholesalers were not operating effectively which resulted in the shipment of ONTAK during 2004 to wholesalers within six months of product expiration. The shipment of short-dated product subsequently resulted in significant product returns/replacements.

•	The Company did not have adequate records and documentation supporting the decisions made and the accounting for past transactions. This material weakness resulted from the fact that the Company did not have sufficient controls surrounding the preparation and maintenance of adequate contemporaneous records and documentation.

•	The Company did not have adequate manpower in its accounting and finance department and has a lack of sufficient qualified accounting personnel to identify and resolve complex accounting issues in accordance with generally accepted accounting principles. This material weakness contributed to the following errors in accounting, among others: (1) revenue recognition and related gross to net sales adjustments and cost of goods (products) sold, (2) revenues received under our agreement with Royalty Pharma, (3) warrants issued in connection with the X-Ceptor transaction, (4) the classification of the Elan shares in connection with the Company’s purchase obligation relating to the November 2002 restructuring of the AVINZA license agreement with Elan and the shares of stock issued to Pfizer in connection with the Pfizer Settlement Agreement, (5) accrual of interest in connection with the Seragen litigation, and (6) the calculation of contractual annual rent increases.

•	The Company did not have sufficient controls over accrued liability estimates in the proper accounting periods (i.e., “accruals and cut-off”). This material weakness caused errors in accounting relating to (1) estimation of accruals for clinical trials, bonuses to employees, and other miscellaneous accrued liabilities, and (2) royalty payments made to technology partners.

•	The Company did not have adequate financial reporting and close procedures. This material weakness resulted from the fact that the Company did not have sufficient controls in place nor trained personnel to adequately prepare and review documentation and schedules necessary to support its financial reporting and period-end close procedures.
b) Remediation Steps to Address Material Weakness.
     As described below, during the quarter ended September 30, 2005, we have implemented, or plan to implement, the following measures to remediate the material weaknesses described above and in our 2004 Form 10-K.
Revenue Recognition.
•	During the second and third quarters of 2005, the Company’s finance and accounting department, with the assistance of outside expert consultants, developed accounting models to recognize sales of its products, except Panretin, under the sell-through revenue recognition method in accordance with generally accepted accounting principles. In connection with the development of these models, the Company also implemented a number of new and enhanced controls and procedures to support the sell-through revenue recognition accounting models. These controls and procedures include approximately 35 models used in connection with the sell-through revenue recognition method including related contra-revenue models, and demand reconciliations to support and assess the reasonableness of the data and estimates, which includes information and estimates obtained from third-parties, required for sell-through revenue recognition.

•	The Company’s commercial operations department is additionally implementing a number of improvements that will further enhance the controls surrounding the recognition of product revenue. These include the development of an information operations system that will provide management with a greater amount of reliable, timely data including product movement, demand and inventory levels. The department is also adding additional personnel to review, analyze and report this information.

•	During the second and third quarters of 2005, the accounting and finance department established procedures surrounding the month-end close process to ensure that the information and estimates necessary for reporting product revenues under the sell-through method to facilitate a timely period-end close were available.

•	The Company will hire an expert manager on revenue recognition who will be responsible for managing all aspects of the Company’s revenue recognition accounting, sell-through revenue recognition models and supporting controls and procedures. The Company expects that this position will be filled during the first quarter of 2006. However, until this position is filled, the Company will continue to use outside expert consultants to fulfill this function.

•	The Company is developing a training program for its accounting and finance and commercial operations personnel regarding the sell-through revenue recognition method. The core training program is expected to be implemented by the end of the fourth quarter of 2005. Additional training will be provided on a regular and periodic basis and updated as considered necessary.
Shipments of Short-Dated Product.
•	During the second quarter of 2005, the Company’s internal audit department conducted a detailed audit of the controls, policies and procedures surrounding, and the personnel responsible for, the shipment of the Company’s products. This internal audit resulted in recommended remediation actions that were subsequently implemented in the second and third quarters of 2005 by the Company’s technical and supply operations department, including:
o	A review of all existing policies and procedures surrounding the shipment of the Company’s products. In connection with this review a number of enhancements were made to the existing policies and procedures including daily review and reconciliation of the Company’s inventory report to the third party vendor’s inventory report for verification of the distribution date and expiration date and daily review of third party vendor’s sales report for verification that all products shipped had appropriate dating. These review procedures are now performed by a senior-level staff person in the Company’s supply operations department.

o	Each of the Company’s employees involved in the shipment of product received training regarding the controls and procedures surrounding the shipment of product. Additional training will be provided on a regular and periodic basis and updated as considered necessary to reflect any changes in the Company’s or its customers’ business practices or activities.

o	Management also ensured that its third-party vendor responsible for product inventories, shipping and logistics is aware and understands all applicable controls and procedures surrounding product shipment and the requirement to prepare and maintain appropriate documentation for all such product transactions. The third-party vendor has instituted controls in its accounting system to prevent the shipment of product that is not within the Company’s shipping policies.
Record Keeping and Documentation.
•	The Company is in the process of implementing improved procedures for analyzing, reviewing, and documenting the support for significant and complex transactions. Documentation for all complex transactions is now maintained by the Corporate Controller and the development of additional procedures for preparing and maintaining documentation are expected to be completed in the fourth quarter of 2005.

•	The Company’s accounting and finance and legal departments are developing a formal policy regarding the preparation and maintenance of contemporaneous documentation supporting accounting transactions and contractual interpretations. The formal policy, which will also provide for enhanced communication between the Company’s finance and legal personnel, is expected to be completed during the fourth quarter of 2005.

•	The Company’s internal audit department will also routinely audit the adequacy of the Company’s internal record keeping and documentation.

Accounting Personnel.
•	During the second quarter of 2005, the Company hired a second internal auditor reporting to the Company’s Director of Internal Audit. The Company’s Director of Internal Audit has resigned effective as of December 2, 2005. The Company is in the process of filling this position which is expected to be filled in the first quarter of 2006.

•	During the second, third, and fourth quarters of 2005, the Company engaged expert accounting consultants to assist the Company’s accounting and finance department with a number of activities including the management and implementation of controls surrounding the Company’s new sell-through revenue recognition models, the administration of existing controls and procedures, preparation of the Company’s SEC filings and the documentation of complex accounting transactions.

•	The Company will hire additional senior accounting personnel who are certified public accountants including a Director of Accounting and, as discussed above, a Director of Internal Audit and a Manager of Revenue Recognition. The Director of Accounting, Director of Internal Audit, and the Manager of Revenue Recognition positions are expected to be filled during the first quarter of 2006. Until all such positions are filled, the Company will continue to use outside expert accounting consultants to fulfill such functions.

•	The Company continues to consider alternatives for organizational or responsibility changes which it believes may be necessary to attract additional senior accounting personnel who are certified public accountants or have recent public accounting firm experience.
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
     Except for changes in connection with the remediation subsequent to December 31, 2004 of the material weaknesses described above, there was no change in the Company’s internal control over financial reporting that occurred during our third fiscal quarter ended September 30, 2005 that has materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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
     We were founded in 1987. We have incurred significant losses since our inception. At September 30, 2005, our accumulated deficit was approximately $828.3 million. We began receiving revenues from the sale of pharmaceutical products in 1999. We achieved quarterly net income of $17.3 million during the fourth quarter of 2004, which was primarily the result of recognizing approximately $31.3 million from the sale of royalty rights to Royalty Pharma. However, for the three and nine months ended September 30, 2005, we incurred a net loss of $6.3 million and $33.7 million, respectively, and expect to incur net losses in future quarters. To consistently be profitable, we must successfully develop, clinically test, market and sell our products. Even if we consistently achieve profitability, we cannot predict the level of that profitability or whether we will be able to sustain profitability. We expect that our operating results will fluctuate from period to period as a result of differences in when we incur expenses and receive revenues from product sales, collaborative arrangements and other sources. Some of these fluctuations may be significant.
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

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Company. (Filed as Exhibit 3.2).

3.2(1)	Bylaws of the Company, as amended. (Filed as Exhibit 3.3).

3.3(2)	Amended Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Company.

3.5(3)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company dated June 14, 2000.

3.6(4)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company dated September 30, 2004.

4.1(5)	Specimen stock certificate for shares of Common Stock of the Company.

4.2(6)	Preferred Shares Rights Agreement, dated as of September 13, 1996, by and between the Company and Wells Fargo Bank, N.A. (Filed as Exhibit 10.1).

4.3(7)	Amendment to Preferred Shares Rights Agreement, dated as of November 9, 1998, between the Company and ChaseMellon Shareholder Services, L.L.C., as Rights Agent. (Filed as Exhibit 99.1).

4.4(8)	Second Amendment to the Preferred Shares Rights Agreement, dated as of December 23, 1998, between the Company and ChaseMellon Shareholder Services, L.L.C., as Rights Agent (Filed as Exhibit 1).

4.7(9)	Fourth Amendment to the Preferred Shares Rights Agreement and Certification of Compliance with Section 27 Thereof, dated as of October 3, 2002, between the Company and Mellon Investor Services LLC, as Rights Agent.

4.9(10)	Indenture dated November 26, 2002, between Ligand Pharmaceuticals Incorporated and J.P. Morgan Trust Company, National Association, as trustee, with respect to the 6% convertible subordinated notes due 2007. (Filed as Exhibit 4.3).

4.10(10)	Form of 6% Convertible Subordinated Note due 2007. (Filed as Exhibit 4.4).

4.11(10)	Pledge Agreement dated November 26, 2002, between Ligand Pharmaceuticals Incorporated and J.P. Morgan Trust Company, National Association. (Filed as Exhibit 4.5).

4.12(10)	Control Agreement dated November 26, 2002, among Ligand Pharmaceuticals Incorporated, J.P. Morgan Trust Company, National Association and JP Morgan Chase Bank. (Filed as Exhibit 4.6).

4.13(11)	Amended and Restated Preferred Shares Rights Agreement dated as of March 30, 2004, which includes as Exhibit A the Form of Rights Certificate and as Exhibit B the Summary of Rights.

10.286	Letter Agreement dated as of July 28, 2005 between the Company and Taylor J. Crouch.

31.1	Certification by Principal Executive Officer, Pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer, Pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Registration Statement on Form S-4 (No. 333-58823) filed on July 9, 1998.

(2)	This exhibit was previously filed as part of and is hereby incorporated by reference to same numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 1999.

(3)	This exhibit was previously filed as part of, and are hereby incorporated by reference to the same numbered exhibit filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

(4)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004.

(5)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Registration Statement on Form S-1 (No. 33-47257) filed on April 16, 1992 as amended.

(6)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Registration Statement on Form S-3 (No. 333-12603) filed on September 25, 1996, as amended.

(7)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Registration Statement on Form 8-A/A Amendment No. 1 (No. 0-20720) filed on November 10, 1998.

(8)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Registration Statement on Form 8-A/A Amendment No. 2 (No. 0-20720) filed on December 24, 1998.

(9)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2002.

(10)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Registration Statement on Form S-3 (No. 333-102483) filed on January 13, 2003, as amended.

(11)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Form 8-A 12G/A, filed on April 6, 2004.

LIGAND PHARMACEUTICALS INCORPORATED
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 9, 2005	By:	/s/ Paul V. Maier
Paul V. Maier
Senior Vice President, Chief Financial Officer