Form 10-K
period 2005-12-31
LIGAND PHARMACEUTICALS INC
filed 2006-04-03
CIK 886163

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Mark One

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2005
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
Common Stock, $.001 par value
Preferred Share Purchase Rights
(Title of Class)
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Securities Exchange Act of 1934. Yes ☐ No ☑
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
     The aggregate market value of the Registrant’s voting and non-voting stock held by non-affiliates as of June 30, 2005, computed by reference to the closing price as quoted by the Pink Sheets as of that date, was approximately $510.8 million. For purposes of this calculation, shares of Common Stock held by directors, officers and 10% stockholders known to the Registrant have been deemed to be owned by affiliates which should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant or that such person is controlled by or under common control with the Registrant.
     As of February 28, 2006, the Registrant had 78,082,664 shares of Common Stock outstanding.
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

PART I
Item 1. Business
     Caution: This discussion and analysis may contain predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties, including those discussed in Item 1A. “Risks and Uncertainties.” This outlook represents our current judgment on the future direction of our business. These statements include those related to our products, product sales and other revenue, expenses, our revenue recognition models and policies, our 2005 restatement, material weaknesses or deficiencies in internal control over financial reporting, revenue recognition, the potential relisting of the Company’s securities on NASDAQ, and our evaluation of strategic alternatives. Actual events or results may differ materially from Ligand’s expectations. For example, there can be no assurance that our product sales efforts, recognized revenues or expenses will meet any expectations or follow any trend(s), that our internal control over financial reporting will be effective or produce reliable financial information on a timely basis, that we will be relisted on the NASDAQ on any given timeframe or at all, or that our strategic evaluation process will be successful or yield preferred results. We cannot assure you that the Company will be able to successfully remediate any identified material weakness or significant deficiencies, or that the sell-through revenue recognition models will not require adjustment and not result in a subsequent restatement. In addition, the Company’s ongoing or future litigation (including private securities litigation and the SEC investigation) may have an adverse effect on the Company, and our corporate or partner pipeline products may not gain approval or success in the market. Such risks and uncertainties, and others, could cause actual results to differ materially from any future performance suggested. We undertake no obligation to release publicly the results of any revisions to these forward-looking statements to reflect events or circumstances arising after the date of this annual report. This caution is made under the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934 as amended.
     Our trademarks, trade names and service marks referenced in this annual report include Ligand, ONTAK, Panretin, Targretin, and AVINZA. Each other trademark, trade name or service mark appearing in this annual report belongs to its owner.
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
     We currently market four oncology products in the United States: Panretin gel, ONTAK and Targretin capsules, each of which was approved by the FDA in 1999; and Targretin gel, which was approved by the FDA in 2000. Our fifth product, AVINZA, is a treatment for chronic, moderate-to-severe pain that was approved by the FDA in March 2002. In Europe, the EC granted an MA for Panretin gel in October 2000 and an MA for Targretin capsules in March 2001. We also continue efforts to acquire or in-license other products, like ONTAK and AVINZA, which have near-term prospects of FDA approval and which can be marketed by our specialty sales forces. We are developing additional products through our internal development programs and currently have various products in clinical development, including marketed products that we are testing for larger market indications such as NSCLC, CLL, NHL and hand dermatitis.

     We have formed research and development collaborations with numerous global pharmaceutical companies, including Abbott Laboratories, Allergan, Inc., Bristol-Myers Squibb, Eli Lilly & Company, GlaxoSmithKline, Organon (Akzo Nobel), Parke-Davis, Pfizer Inc., TAP Pharmaceutical Products, Inc. (TAP), and Wyeth. As of December 31, 2005, our corporate partners had 13 Ligand products in human development and numerous compounds on an IND track or in preclinical and research stages. These corporate partner products are being studied for the treatment of large market indications such as osteoporosis, diabetes, contraception and cardiovascular disease. One of these partner products, lasofoxifene, is being developed by Pfizer for osteoporosis and other indications. Pfizer filed an NDA with the FDA in August 2004 for the use of lasofoxifene in the prevention of osteoporosis and then filed a supplemental NDA in December 2004 for the use of lasofoxifene in the treatment of vaginal atrophy. Three of these partner products are in pivotal Phase III clinical trials: bazedoxifene, which is being developed by Wyeth as monotherapy for osteoporosis and in combination with Wyeth’s PREMARIN for osteoporosis prevention, and vasomotor symptoms of menopause. A third partner product, eltrombopag (SB47115), being developed by Glaxo SmithKline for thrombocytopenia, recently advanced to Phase III in February 2006. A fourth partner product, LY519818, is being developed by Eli Lilly & Company for the treatment of type 2 diabetes. Lilly has announced plans to advance this product into Phase III registration studies after completion of two-year carcinogenicity studies and appropriate consultation with the FDA. Another Lilly product, LY674 has recently advanced into Phase II development for atherosclerosis and LY929 is in Phase I development for type 2 diabetes. An additional partner product being developed by GlaxoSmithKline is in Phase II: GSK516 for cardiovascular disease and dislipidemia. Other partner products in Phase II include pipendoxifene (formerly ERA-923) being developed by Wyeth for breast cancer and NSP-989 for contraception and NSP-989 combo for contraception in Phase I. In June 2005, GlaxoSmithKline commenced Phase I studies of SB-449448, a second product for thrombocytopenia and in April 2005, TAP commenced Phase I studies for LGD 2941 for the treatment of osteoporosis and frailty. Additionally, in September 2005 and February 2006, respectively, Pfizer announced the receipt of non-approvable letters from the FDA for the prevention of osteoporosis and vaginal atrophy. However, lasofoxifene continues in Phase III clinical trials by Pfizer for the treatment of osteoporosis.
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
     On January 17, 2006, we signed an agreement with Organon that terminates the AVINZA co-promotion agreement between the two companies and returns AVINZA rights to Ligand. The effective date of the termination agreement is January 1, 2006, however the parties have agreed to continue to cooperate during a transition period ending September 30, 2006 to promote the product. The transition period co-operation includes a minimum number of product sales calls per quarter (100,000 for Organon and 30,000 for Ligand with an aggregate of 375,000 and 90,000 respectively for the transition period) as well as the transition of ongoing promotions, managed care contracts, clinical trials and key opinion leader relationships to Ligand. During the transition period, Ligand will pay Organon an amount equal to 23% of AVINZA net sales as reported by Ligand. Ligand will also pay and be responsible for the design and execution of all clinical, advertising and promotion expenses and activities. Additionally, in consideration of the early termination and return of rights under the terms of the agreement, Ligand will unconditionally pay Organon $37.75 million on or before October 15, 2006. Ligand will further pay Organon $10.0 million on or before January 15, 2007, provided that Organon has made its minimum required level of sales calls. Under certain conditions, including change of control, the cash payments will accelerate. In addition, after the termination, Ligand will make quarterly royalty payments to Organon equal to 6.5% of AVINZA net sales through December 31, 2012 and thereafter 6% through patent expiration, currently anticipated to be November of 2017. See “— Business Strategy — Ligand Marketed Products — AVINZA Co-Promotion Agreement with Organon.”
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

Building a Specialty Pharmaceutical Franchise.
     Our strategy with respect to specialty pharmaceutical products is to develop a product pipeline based on our IR technologies and acquired and in-licensed products, and to market these products initially with a specialized sales force in the U.S. and through marketing partners in selected international markets. Our execution of this strategy to date has been implemented in the U.S., Europe and Latin America. We expect to address additional global markets when and where practicable. Ligand’s current international distribution partners are Zeneus (principally in Western and Eastern Europe), Ferrer (in Spain, Portugal, Greece, Central and South America) and Sigma Tau (in Italy). In October 2005, the Italian distribution rights were transferred from Alfa Wasserman to Sigma Tau. In December 2005, Cephalon Inc., announced that it had acquired the outstanding share capital of Zeneus, which will operate as a wholly owned subsidiary of Cephalon.
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
Building a Collaborative-Based Business in Large Product Markets.
     Our strategy in our collaborative research and development business is to share the risks and benefits of discovering and developing drugs to treat diseases that are beyond our strategic focus or resources. These diseases typically affect large populations often treated by primary care physicians. Drugs to treat these diseases may be more costly to develop and/or market effectively with a small specialty sales force. On the other hand, drugs approved for these indications may have large market potential — often in excess of $1 billion annually in global sales.
     We have entered into a number of collaborative arrangements with global pharmaceutical companies focusing on a broad range of disease targets. The table below lists those of our corporate partners which have one or more compounds identified in our collaborative research efforts moving through clinical development.

Initiation of
Corporate Collaborator	Collaboration	Focus
Pfizer Inc.	May 1991	Osteoporosis, vaginal atrophy, breast cancer prevention

GlaxoSmithKline (Glaxo Wellcome plc)	September 1992	Cardiovascular diseases

Wyeth	September 1994	Women’s health, oncology

GlaxoSmithKline (SmithKline Beecham)	February 1995	Blood disorders

Eli Lilly & Company	November 1997	Type II diabetes, metabolic and cardiovascular diseases

TAP Pharmaceutical Products, Inc.	June 2001	Men’s and women’s health, osteoporosis
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
     Our collaborative programs focus on discovering drugs for cardiovascular, inflammatory, metabolic and other diseases, as well as broad applications for women’s and men’s health. We believe that our collaborators have the resources, including clinical and regulatory experience, manufacturing capabilities and marketing infrastructure, needed to develop and commercialize drugs for these large markets. The arrangements generally provide for collaborative discovery programs funded largely by the corporate partners aimed at discovering new therapies for diseases treated by primary care physicians. In general, drugs resulting from these collaborations will be developed, manufactured and marketed by the corporate partners. Our collaborative agreements provide for us to receive: research revenue during the drug discovery stage; milestone revenue for compounds successfully moving through clinical development and regulatory submission and approval; and royalty revenue from the sale of approved drugs developed through collaborative efforts. In some instances, we have sold a portion of our rights to future royalties to Royalty Pharma AG. See “- Royalty Pharma Agreement.”
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
     AVINZA. AVINZA was approved by the FDA in March 2002 for the once-daily treatment of moderate-to-severe pain in patients who require continuous, around-the-clock opioid therapy for an extended period of time. We launched the product in the second quarter of 2002. AVINZA consists of two components: an immediate-release component that rapidly achieves morphine concentrations in plasma, and an extended-release component that maintains plasma concentrations throughout a 24-hour dosing interval. This unique drug delivery technology makes AVINZA the first true once-daily sustained release opioid. AVINZA was developed by Elan, which licensed the U.S. and Canadian rights to us in 1998. The U.S. sustained-release opioid market grew to approximately $4.1 billion in 2004, the largest initial market we have entered. Because tens of thousands of U.S. physicians prescribe sustained-release opioids, our goal was to co-promote the product with another company to maximize its potential. Early in 2003, we finalized a co-promotion agreement with Organon, which was terminated effective January 1, 2006. However, the parties have agreed to continue to cooperate during a transition period ending September 30, 2006 to promote the product. The details of the termination agreement are discussed below under the caption “AVINZA Co-Promotion Agreement with Organon”.
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
     ONTAK. ONTAK was approved by the FDA and launched in the U.S. in February 1999 as our first product for the treatment of patients with CTCL. ONTAK was the first treatment to be approved for CTCL in nearly 10 years. ONTAK has been studied or is currently in Phase II clinical trials for the treatment of patients with CLL, B-cell NHL, other T-cell lymphomas, NSCLC, and GVHD. Results from several of these studies were reported in 2002, 2003 and 2004. Ligand’s top priorities for additional ONTAK development are B-cell NHL and T-cell NHL. We began a Phase II CLL study in 2003 which is still continuing as are Phase II studies in NHL. Clinical trials using ONTAK for the treatment of patients with psoriasis and rheumatoid arthritis also have been conducted, and further trials are being considered. These indications provide significantly larger market opportunities than CTCL. A European MAA for CTCL was filed in December 2001, which we withdrew in April 2003. It was our assessment that the cost of the additional clinical and technical information requested by the European Agency for the EMEA would be better spent on the acceleration of the second generation ONTAK formulation development. We expect to resubmit the ONZAR (the tradename for ONTAK in the EU) application with the second generation product in 2007.
     Targretin capsules. We launched U.S. sales and marketing of Targretin capsules in January 2000 following receipt of FDA approval in December 1999. Targretin capsules offer the convenience of a daily oral dose administered by the patient at home. In March 2001, the EC granted marketing authorization for Targretin capsules in Europe for the treatment of patients with CTCL, and our network of distributors began marketing the drug in the fourth quarter of 2001 in Europe. We are developing Targretin capsules in a variety of larger market opportunities, including NSCLC and other solid tumors. In March 2005, we announced that the final data analysis for Targretin capsules in NSCLC showed that the trials did not meet their primary endpoints of improved overall survival and projected two-year survival. We are continuing to analyze the data and apply it to the continued development of Targretin in NSCLC. The details of the final data analysis for Targretin capsules in NSCLC are discussed below under “Ligand Product Development Programs — Targretin Capsules Development Program”.
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
     On January 17, 2006, we signed an agreement with Organon that terminates the AVINZA co-promotion agreement between the two companies and returns AVINZA rights to Ligand. The effective date of the termination agreement is January 1, 2006, however the parties have agreed to continue to cooperate during a transition period ending September 30, 2006 (the “Transition Period”) to promote the product. The Transition Period co-operation includes a minimum number of product sales calls per quarter (100,000 for Organon and 30,000 for Ligand with an aggregate of 375,000 and 90,000 respectively for the Transition Period) as well as the transition of ongoing promotions, managed care contracts, clinical trials and key opinion leader relationships to Ligand. During the Transition Period, Ligand will pay Organon an amount equal to 23% of AVINZA net sales as reported by Ligand. Ligand will also pay and be responsible for the design and execution of all clinical, advertising and promotion expenses and activities.
     As previously disclosed, Organon and Ligand were in discussions regarding the calculation of prior co-promote fees under the co-promotion agreement. In connection with the termination of the co-promotion agreement, the companies resolved their disagreement concerning prior co-promote fees and Ligand paid Organon $14.75 million in January 2006. Resolution of this matter resulted in no material adjustment to amounts previously recorded in 2005 for co-promotion expense. The companies also agreed that Organon’s compensation for the fourth quarter of 2005 would be calculated based on Ligand’s reported AVINZA net sales determined in accordance with U.S. GAAP.
     Additionally, in consideration of the early termination and return of rights under the terms of the agreement, Ligand will unconditionally pay Organon $37.75 million on or before October 15, 2006. Ligand will further pay Organon $10.0 million on or before January 15, 2007, provided that Organon has made its minimum required level of sales calls. Under certain conditions, including change of control, the cash payments will accelerate. In addition, after the termination, Ligand will make quarterly royalty payments to Organon equal to 6.5% of AVINZA net sales through December 31, 2012 and thereafter 6% through patent expiration, currently anticipated to be November of 2017.
     The termination and return of rights transaction with Organon requires the analysis of several complex accounting alternatives. Accordingly, we are still in the process of determining the appropriate accounting treatment for the transaction in 2006 and going forward. Certain of these alternatives, however, could result in the recognition of significant additional expense in our consolidated statement of operations for the first quarter of 2006. We expect to complete our determination of the appropriate accounting by the time we file our first quarter 2006 Form 10-Q.
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

Program	Disease/Indication	Development Phase
AVINZA	Chronic, moderate-to-severe pain	Marketed in U.S.
Phase IV

ONTAK	CTCL	Marketed in U.S., Phase IV
	CLL	Phase II
	Peripheral T-cell lymphoma	Phase II
	B-cell NHL	Phase II
	NSCLC third line	Phase II

Targretin capsules	CTCL	Marketed in U.S. and Europe
	NSCLC first-line	Phase III
	NSCLC monotherapy	Planned Phase II/III
	NSCLC second/third line	Planned Phase II/III
	Advanced breast cancer	Phase II
	Renal cell cancer	Phase II

Targretin gel	CTCL	Marketed in U.S.
	Hand dermatitis (eczema)	Planned Phase II/III
	Psoriasis	Phase II

LGD4665 (Thrombopoietin oral mimic)	Thrombocytopenias, other TCPs	IND Track

LGD5552 (Glucocorticoid agonists)	Inflammation, cancer	IND Track

Selective androgen receptor modulators, e.g., LGD3303 (agonist/antagonist)	Male hypogonadism, female & male osteoporosis, male & female sexual dysfunction, frailty. Prostate cancer, hirsutism, acne, androgenetic alopecia.	Pre-clinical
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
     In a poster presented at the American Pain Society (APS) annual meeting in March of 2005, AVINZA showed better control of chronic pain and improved sleep in a large study comparing once-daily AVINZA (once-a-day morphine sulfate extended-release capsules) to twice-daily OxyContin® (oxycodone hydrochloride controlled-release). The results of the first phase of the study, with 265 evaluable patients (132 in the AVINZA arm and 133 in the oxycodone CR arm) followed through two months, showed that at lower, mean morphine-equivalent doses, patients receiving AVINZA once daily demonstrated statistically significant better around the clock pain control (evaluated using the Brief Pain Inventory assessment instrument), statistically significant better quality of sleep (evaluated using the Pittsburgh Sleep Quality Index assessment instrument), and a statistically significant reduction in the total number of rescue medications. The final study results for all patients enrolled are expected to be published in 2006. The results from an additional four-month treatment phase to collect long-term comparator data are to be reported at the APS meeting in 2006.
     A second poster at the March 2005 APS meeting presented the initial results of a study evaluating AVINZA’s effects on various sleep measures for patients with chronic, moderate-to-severe osteoarthritis pain of the hip or knee who self-report trouble sleeping. This was a 29-patient, placebo/baseline-controlled, single blind study using both polysomnography and subjective sleep measurements to assess and better quantify sleep parameters. Preliminary results demonstrated AVINZA’s ability to provide improved quality and quantity of sleep as well as improved pain control. Final results are expected to be reported in 2006.
     A third study of AVINZA, involving 507 patients, extends the findings of previously published controlled studies. The primary objective of this study was to measure the efficacy of once-daily AVINZA when used according to the package insert in patients with chronic non-cancer pain. Patients were recruited by office-based physicians. They were interviewed 4 times over a period of 3 months using questionnaires assessing pain, sleep, functional status, and rescue medication use. Measures were collected at baseline and at Month 1, 2, and 3. Interviews were conducted by phone or via the internet. The interim analysis, presented in a poster session at the College on Problems of Drug Dependence in June of 2005, showed that for patients who continue to take AVINZA for 3 months, 88% report their pain to be better compared to baseline and 88% rate AVINZA as effective or extremely effective. Full results are expected to be reported in 2006.
ONTAK Development Programs
     ONTAK is a fusion protein that represents the first of a new class of targeted cytotoxic biologic agents. Rights to ONTAK were acquired from Eli Lilly in 1997 and in the acquisition of Seragen in 1998. ONTAK is marketed in the U.S. for patients with CTCL, which affects approximately 16,000 people in the U.S. In addition to ongoing CTCL trials, we have conducted, or are conducting clinical trials with ONTAK in patients with CLL, peripheral T-cell lymphoma, B-cell NHL, NSCLC, and GVHD, indications that represent significantly larger market opportunities than CTCL.
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
     Separately, a Phase II study of ONTAK in 45 patients with relapsed/refractory B-cell NHL was conducted by researchers from the MD Anderson Cancer Center and published in 2004 in the Journal of Clinical Oncology. The study enrolled late-stage, heavily pretreated patients (median of 4 prior treatments) and showed that 25% of the patients achieved a complete or partial response and an additional 20% achieved stabilization of disease. Furthermore, this study showed that ONTAK could be administered in patients with low blood platelet counts, a patient population that cannot tolerate treatment with chemotherapy or radio-immunotherapy. On the basis of these favorable findings, two Phase II studies of ONTAK in relapsed/refractory B-cell lymphoma were launched in 2004. One multicenter trial conducted by Ligand is evaluating ONTAK on a weekly regimen in patients with poor blood platelet counts at entry and another study conducted by investigators at MD Anderson Cancer Center is evaluating ONTAK plus Rituxan® (a monoclonal antibody marketed for the treatment of relapsed low grade lymphoma) in patients who have failed prior treatment with Rituxan. The interim results of the latter study were presented at ASH in 2005. Of the 39 patients enrolled, 36 are evaluable for response. The overall response rate was 33.3% and another 19% had stable disease. All of the responders but four had disease refractory to previous rituximab treatment. The objective response rate in the subset of patients with relapsed/refractory follicular lymphoma was 64%. Based on these favorable results, Ligand plans to launch two new studies of ONTAK plus rituximab in this patient population.

     Investigators at MD Anderson Cancer Center also conducted a Phase II study on ONTAK in relapsed/refractory T-cell NHL. The final results of this study, which enrolled a total of 26 patients, were presented at ASH in 2005, which showed an overall 50% response rate. Of the 13 patients whose tumors positively expressed the CD25 component of the IL-2 receptor, 61.5% showed a complete or positive response. The other 13 patients, which were not positive for CD25, showed a response rate of 45%. We are also conducting a multicenter Phase II study of ONTAK plus a chemotherapy regimen designated as CHOP as first line treatment of patients with T-cell NHL. Although the CHOP chemotherapy regimen is considered as the standard of care for patients with T-cell NHL, about 50% of patients fail to achieve a complete response and, of those who respond, over 50% relapse within 2 years. The trial is designed to demonstrate whether the addition of ONTAK to CHOP will increase the response rate and the duration of response. Interim results of the trial are expected in 2006. Additional studies are being planned to better define the role of ONTAK in combination with chemotherapy in the treatment of newly diagnosed and relapsed T-cell NHL.
     ONTAK is also being evaluated to treat CLL, which affects more than 60,000 people in the U.S. Researchers from Wake Forest University conducted a multicenter Phase II study of ONTAK in patients with CD25-positive CLL who have failed prior treatment with fludarabine. The results of this pilot study were published in the journal Clinical Cancer Research in 2003 and showed that ONTAK reduced CLL in blood cells, lymph nodes and bone marrow. In the study, nine of 10 patients who received at least three courses of ONTAK experienced reductions in peripheral CLL cells, with three of these patients showing reductions of at least 99%. In addition, six of 10 patients showed reductions in the diameter of their cancerous lymph nodes, with one patient showing an 80% reduction. One of 12 evaluable patients showed a partial remission, with 80% node shrinkage and 100% clearance of CLL cells from bone marrow. Based on these encouraging results, three multicenter Phase II studies were launched in 2003 to further evaluate the role of ONTAK in patients with relapsed/refractory CLL. Preliminary results from one study of 16 patients conducted by investigators from Wake Forest University were reported at ASH in 2004 , and showed there was a 27% response rate among the 11 evaluable patients with fludarabine-refractory B-cell chronic lymphocytic leukemia. The investigators concluded that ONTAK “has activity in CLL with toxicities that can be managed with adequate premedication and close monitoring.” The final results of this study and another study conducted by the Hoosier Oncology Group are expected to be published in 2006. The Company conducted a third trial which is nearing completion.
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
     In August 2000, we reported that Phase I/II clinical results demonstrated that Targretin capsules, in conjunction with chemotherapy, may be an effective treatment for patients with NSCLC and renal cell cancer. These results were published in the May 2001 issue of the Journal of Clinical Oncology. These results add to a growing body of evidence that suggests Targretin therapy may delay disease progression and extend survival of patients with some forms of solid tumors. This body of evidence led us to begin two large-scale Phase III clinical studies in 2001 to demonstrate conclusively Targretin capsules’ benefit in the treatment of patients with NSCLC. The studies were designed to support a supplemental indication for Targretin capsules for first-line treatment of patients with advanced NSCLC. One of these multicenter studies evaluated Targretin in combination with the chemotherapy drugs cisplatin and vinorelbine, and was conducted primarily in Europe and Latin America. The other multicenter study examined Targretin in combination with carboplatin and paclitaxel, and was conducted mainly in the U.S. Both studies were randomized with approximately 600 patients each, and had survival as the primary endpoint. Patient enrollments were completed in August and September 2003, respectively. The final statistical plan, as agreed with the FDA, specified the analysis trigger to be at the 456th death event or 18 months of follow-up from the date the last patient was entered into each study, whichever occurs later. Based on enrollment dates, that 18-month time point was reached in mid-March, 2005. This modification resulted in the majority of patients having between 1.5 and 2.5 years of follow-up observation based upon actual accrual rates.
     We publicly released top-line data within approximately two weeks after the commencement of final data analysis showing that the trials did not meet their endpoints of improved overall survival and projected two-year survival. For both studies, the primary endpoint was overall survival and the secondary endpoint was Kaplan-Meier projected two-year survival. No statistically significant differences in primary or secondary endpoints in the intent to treat population were seen in either trial. In both trials, additional subset analysis completed after the initial intent to treat results were analyzed revealed a significant correlation between high-grade (grade 3 and 4) hypertriglyceri-demia in response to Targretin and increased survival, potentially identifying a large subgroup patient population that may receive significant survival benefit of added Targretin treatment in first line therapy. Pooled survival analysis from both SPIRIT trials showed that those patients on Targretin with high hypertriglyceridemia, 40% of Targretin-treated patients, had an overall survival of 12.3 months versus 9.5 months in the chemo arm, which was statistically significant (p < 0.025). Data from both trials was presented during the plenary session at the 2005 annual ASCO meeting. Review of data from current and prior Phase II studies shows a similar correlation between hypertriglyceridemia and increased survival. The data will further shape our future plans for Targretin. Any further studies will be conducted with a partner or cooperative group.
     In 2003 we also began a Phase II study of Targretin as monotherapy for late-stage lung cancer patients who have failed at least two prior treatments with chemotherapy and/or biologic therapy. A poster presentation at the 2005 annual meeting of ASCO reported on the interim analysis of data covering all 146 patients enrolled at that point. Patients in the study were heavily pre-treated, having received a median of three prior treatments, and 54% of these patients had already failed treatment with Iressa. Overall median survival was five months and overall one-year survival was 15 percent. The data was also analyzed to evaluate the survival of patients based on the triglyceride response to Targretin treatment, in view of the SPIRIT results reported earlier at this meeting that showed an improved survival in patients who showed high grade triglyceridemia after Targretin administration. With this subanalysis, two populations of patients were identified. Those with increased triglyceridemia (grade 1 — 4) had a median survival of 7 months (p<0.0001) and a projected 1 year survival of 23%, compared with those with no hypertriglyceridemia who had a median survival of 2 months and a projected 1 year survival of 5%. The data from this study provides new information for Targretin monotherapy for patients with third-line treatment or beyond and also adds additional support to the subgroup analysis that resulted from our SPIRIT trials about a triglyceride biomarker that may identify patients with the potential to benefit from Targretin therapy. This information will factor into our evolving plans for further studies.
     The American Cancer Society estimates that approximately 170,000 Americans are diagnosed with lung cancer each year; of those approximately 80% were diagnosed with NSCLC.

Targretin Gel Development Program
     Targretin gel is marketed in the U.S. for patients with refractory CTCL. In 2002 and early 2003, we reported Phase I/II data that showed 39% of patients with chronic, severe hand dermatitis improved by 90% or more after being treated with Targretin gel monotherapy. In addition, 79% of patients improved by at least 50%. Fifty-five patients with a history of chronic severe hand dermatitis for at least six months were enrolled in the 22-week, randomized, open-label study, which was designed to evaluate safety, tolerability and activity. Patients were treated with Targretin alone, Targretin in combination with a medium potency topical steroid, and Targretin in combination with a low potency topical steroid. Based on these promising results, we intend to design and initiate Phase II/III registration trials in hand dermatitis in 2007. There are many subtypes of hand dermatitis, and many causes. Most hand dermatitis is caused by contact with irritating environmental substances, such as chemicals, soaps and cleaning fluids, and some cases are caused by allergic reactions to a wide variety of environmental substances. We estimate that more than 4 million people in the United States have hand dermatitis and seek treatment.
     We filed an MAA for Targretin gel in Europe for CTCL in March of 2001, but withdrew it in 2002. Due to the small size of the European early stage CTCL market and the limited revenue potential of Targretin gel, we believed that the additional comparative clinical studies requested by the EMEA were not economically justified.
Thrombopoietin (TPO) Research Programs
     In our TPO program, we seek to develop our own drug candidates that mimic the activity of thrombopoietin (TPO) for use in the treatment or prophylaxis of thrombocytopenia with indications in a variety of conditions including cancer and disorders of blood cell formation. In 2005, we selected a TPO mimetic, LGD4665, as a clinical candidate. Our goal is to complete the preclinical studies necessary for filing an IND for this in 2006. Our partner GlaxoSmithKline (GSK) has two TPO mimics that were part of our collaboration with GSK in clinical trials: Eltrombopag in Phase III and SB-559448 in Phase I. For a discussion of these clinical trials, see “Collaborative Research and Development Programs — TPO/Inflammatory Disease/Oncology Collaborative Program —GlaxoSmithKline Collaboration.”
Selective Glucocorticoid Receptor Modulators Research and Development Program
     As part of the research and development collaboration we entered into with Abbott in 1994, Ligand received exclusive worldwide rights for all anti-cancer products discovered in the collaboration. When the research phase of the collaboration ended in July 1999, Abbott retained rights to certain SGRMs. We retained rights to all other compounds discovered through the collaboration, as well as recapturing technology rights. We subsequently initiated an internal effort to develop SGRMs for inflammation, oncology and other therapeutic applications. As a result of that effort, in 2001, we moved several SGRMs into late preclinical development. During 2003, LGD5552 was designated a clinical candidate. Phase I studies are being planned for LGD5552 to evaluate pharmakinetic (PK) and pharmacodynamic (PD) of the oral formulation under an exploratory IND. These non-steroidal SGRM molecules have anti-inflammatory activity that may be useful against diseases such as asthma and rheumatoid arthritis, as well as anti-proliferative effects that could be beneficial in treating certain leukemias and myelomas. Our goal is to develop novel products that maintain the efficacy of corticosteroids but lack the side effects of current therapies, which can include osteoporosis, hyperglycemia and hypertension.
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
     SARM programs have been one of our largest programs over the past several years. We have assembled an extensive SARM compound library and, we believe, one of the largest and most experienced AR drug discovery teams in the pharmaceutical industry. We intend to pursue the specialty applications emerging from SARMs internally, but may seek collaborations with major pharmaceutical companies to exploit broader clinical applications.
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
     As of December 31, 2005, 13 of our collaborative product candidates were in human development - lasofoxifene, bazedoxifene, bazedoxifene CE (PREMARIN combo), pipendoxifene, NSP989, NSP989 combo, LGD2941, GW516, LY818, LY929, LY674, SB497115, and SB559448. Please see Note 16 of the consolidated financial statements for a description of the financial terms of our key ongoing collaboration agreements. The table below summarizes our collaborative research and development programs, but is not intended to be a comprehensive summary of these programs.

Program		Disease/Indication	Development Phase	Marketing Rights
SEX HORMONE MODULATORS

SERMs

•	Lasofoxifene (1)	Osteoporosis prevention, vaginal atrophy	NDA and SNDA filed (1)	Pfizer
•	Lasofoxifene	Breast cancer prevention,	Phase III	Pfizer
Osteoporosis treatment
•	Bazedoxifene	Osteoporosis	Phase III	Wyeth
•	Bazedoxifene CE	Osteoporosis prevention	Phase III	Wyeth
Vasomotor symptoms
•	Pipendoxifene (formerly	Breast cancer	Phase II	Wyeth
ERA-923) (2)

PR modulators

•	NSP-989 (PR agonist) (3)	Contraception	Phase II	Wyeth
•	NSP-989 combo (PR agonist) (3)	Contraception	Phase I	Wyeth

SARMs

•	LGD 2941 (androgen agonist)	Osteoporosis, frailty, HT and sexual dysfunction	Phase I	TAP

METABOLIC/CARDIOVASCULAR DISEASES

PPAR modulators

•	GW516	Cardiovascular disease,	Phase II	GlaxoSmithKline
dyslipidemia
•	LY818 (naveglitazar) (4)	Type II diabetes	Phase II	Lilly
•	LY929 (5)	Type II diabetes, metabolic	Phase I	Lilly
diseases, dyslipidemia
•	LY674	Atherosclerosis/dyslipidemia	Phase II	Lilly
•	LYWWW (6)(7)	Atherosclerosis	IND track	Lilly
•	Selective PPAR modulators(7)	Type II diabetes, metabolic	IND track	Lilly
diseases, dyslipidemia
•	LYYYY (6)(7)	Atherosclerosis	Pre-clinical	Lilly

INFLAMMATORY DISEASES, ONCOLOGY

•	Eltrombopag (formerly	Thrombocytopenia	Phase III	GlaxoSmithKline
SB-497115) (TPO agonist)
•	SB-559448 (TPO agonist)	Thrombocytopenia	Phase I	GlaxoSmithKline

(1)	In September 2005 and February 2006, respectively, Pfizer announced receipt of non-approvable letters from the FDA for the prevention of osteoporosis and vaginal atrophy.

(2)	Pipendoxifene development has been terminated for oncology; it is currently on hold as a potential back-up to bazedoxifene.

(3)	On internal hold; strategic alternatives for Phase III development being explored.

(4)	Lilly decision to advance to Phase III announced March 2004; timing of initiation delayed by new FDA guidelines.

(5)	Product placed on internal hold.

(6)	Compound number not disclosed.

(7)	Rights subject to IND filing. See “Eli Lilly Collaboration” below.

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
     Lasofoxifene is a second-generation estrogen partial agonist discovered through our collaboration with Pfizer. Pfizer has retained marketing rights to the drug. Lasofoxifene has been shown in Phase II clinical studies to reduce bone loss and decrease low-density lipoprotein (“LDL” or “bad” cholesterol) levels. In September 2000, Pfizer announced that it initiated Phase III studies of lasofoxifene for the treatment and prevention of osteoporosis in post-menopausal women. In December 2001, Pfizer announced that two Phase III studies were fully enrolled with more than 1,800 patients, and that an additional Phase III risk reduction trial was underway to evaluate lasofoxifene’s effects on bone mineral density, lipid-lowering and breast cancer prevention. In January 2003, Pfizer disclosed that this large, 7,500-patient risk-reduction study was fully enrolled.
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
     In December 2004, Pfizer filed a supplemental NDA for the use of lasofoxifene for the treatment of vaginal atrophy for which no additional milestone was due. In February 2006, Pfizer announced the receipt of a non-approval letter from the FDA for this indication.
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

     In December 2005, the Company entered into an Amended and Restated Agreement with Wyeth to better define, simplify and clarify the universe of research compounds resulting from the research and development efforts of the parties, combine and clarify categories of those compounds and related milestones and royalties and resolve a number of milestone payment issues.
     Wyeth has ongoing clinical studies with two SERMs from the collaboration. Wyeth is developing bazedoxifene (TSE-424) and bazedoxifene CE for the treatment of post-menopausal osteoporosis. We have milestone and royalty rights for bazedoxifene (TSE-424) and bazedoxifene CE. Portions of these royalty rights have been sold to Royalty Pharma AG. See “Royalty Pharma Agreement.”
     Phase III trials for bazedoxifene (TSE-424) and bazedoxifene CE were initiated in June 2001. In late 2002, Wyeth disclosed that it had completed enrollment in a Phase III osteoporosis prevention trial, and that it expected enrollment in a bazedoxifene fracture prevention trial to finish in 2003, and that bazedoxifene is on track for regulatory submission in 2005. In January 2005, Wyeth indicated that it is now targeting the bazedoxifene regulatory submission for the first half of 2006. Wyeth has reiterated its commitment to developing bazedoxifene CE as a progesterone-free treatment for menopausal symptoms in the wake of the well-publicized Women’s Health Initiative (WHI) study of hormone therapies. Ligand believes it is important to recognize that bazedoxifene is a synthetic drug that was specifically designed to increase bone density and reduce cholesterol levels while at the same time protecting breast and uterine tissue. In other words, bazedoxifene may represent a potential solution to some of the side effects associated with progestin in the WHI study.
     Wyeth also has conducted Phase II studies of pipendoxifene (formerly ERA 923) for the treatment of breast cancer. In 2003, Wyeth began Phase II studies of NSP-989, a progesterone agonist that may be useful in contraception. These studies were completed in 2004. Wyeth also continues to do preclinical work in the area of PR antagonists.
     Organon (Akzo Nobel) Collaboration. In February 2000, we entered into a research and development collaboration with Organon to focus on small molecule compounds with potential effects for the treatment and prevention of gynecological diseases mediated through the PR. The objective of the collaboration was the discovery of new non-steroidal compounds that are tissue-selective in nature and that may have fewer side effects. Such compounds may provide utility in hormone therapy, oral contraception, reproductive diseases, and other hormone-related disorders. The initial research phase concluded in February 2002.
     TAP Collaboration. In June 2001, we entered into a joint research and development alliance with TAP Pharmaceutical Products to focus on the discovery and development of SARMs. SARMs may contribute to the prevention and treatment of diseases including hypogonadism (low testosterone), sexual dysfunction, male and female osteoporosis, frailty, and male HT related diseases. The three-year collaboration carries an option to extend by up to two additional one-year terms. In December 2004, we announced the second extension of this collaboration for an additional year through June 2006.
     Under the terms of the agreement, TAP received exclusive worldwide rights to manufacture and sell any products resulting from the collaboration in its field, which would include treatment and prevention of hypogonadism, male sexual dysfunction, female osteoporosis, male HT related diseases and other indications not retained by Ligand. We may also receive milestones and up to double-digit royalties as compounds are developed and commercialized. LGD 2941, an androgen agonist targeting osteoporosis and frailty, commenced Phase I development in April 2005. Ligand retains certain rights in the androgen receptor field, including the prevention or treatment of prostate cancer, benign prostatic hyperplasia, acne and hirsutism.
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
     In 1999, two compounds were advanced to exploratory development: (1) GW544, a PPAR agonist for cardiovascular disease and dyslipidemia; and (2) GW516, a second candidate that is in clinical development for cardiovascular disease and dyslipidemia. GW516 is currently in Phase II studies. The American Heart Association estimates that 62 million Americans have some form of cardiovascular disease, and that cardiovascular disease accounts for more than 40% of deaths in the U.S. annually.
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
     In September 2001, we announced that we had earned a milestone from Lilly as a result of Lilly’s filing with the FDA an IND for LY818 (naveglitazar), a PPAR modulator for type II diabetes and metabolic diseases. Naveglitazar entered Phase II studies early in 2003, resulting in a $1.5 million milestone payment. In March 2004, Lilly announced their decision to move naveglitazar into Phase III registration studies. Shortly afterwards, the FDA provided new guidance regarding preclinical and clinical safety assessments for current and future PPAR molecules in clinical development. Accumulated rodent data reviewed by the agency for a number of PPAR agonists (gamma, alpha or dual agonists), but not including naveglitazar, showed carcinogenicity findings that did not demonstrate adequate margins of safety to support continued clinical development with some members of this class of compounds. Based on this information, the new guidance provided by the FDA for all compounds in this class indicates that clinical studies longer than six months in duration cannot be initiated until two-year rodent carcinogenicity studies are completed and submitted for agency review. Any proposed studies of greater than six months duration have been placed on clinical hold until carcinogenicity data are reviewed and adequate margins of safety are demonstrated.
     Two-year carcinogenicity studies on naveglitazar are ongoing and data for evaluation should be available in 2006. While the full impact of these guidelines on naveglitazar clinical development plans and timelines is being reviewed, it is clear that, based on the timing of the completion of the carcinogenicity studies and subsequent FDA review of the data allowing the initiation of long-term safety studies, there will be an estimated delay of 18-24 months in the initiation of clinical studies of greater than six months duration. Lilly will review and revise their naveglitazar Phase III development plan accordingly.
     In June 2002, we announced that we had earned a $1.1 million milestone payment as a result of Lilly’s filing with the FDA an IND for LY929, a PPAR modulator for the treatment of Type II diabetes, metabolic diseases and dyslipidemias. In November 2002, we announced that we had earned a $2.1 million milestone payment as a result of Lilly’s filing with the FDA an IND for LY674, a PPAR modulator for the treatment of atherosclerosis. In July 2005, we announced that we had earned a $1.6 million milestone payment as a result of LY674 entering Phase II studies. We will receive additional milestones if these products continue through the development process, and royalties on product sales if the products receive marketing approval. Lilly also has two other PPAR compounds on

IND track, the compound numbers for which have not been disclosed. If IND’s are filed by May 2006, the Company will continue to qualify for milestones and royalties.
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
     A number of lead molecules have been found that mimic the activity of natural growth factors for white cells and platelets. In the fourth quarter of 2002, we earned a $2.0 million milestone payment from GlaxoSmithKline, in connection with the commencement of human trials of eltrombopag (formerly SB-497115, hereafter referred to as “eltrombopag”), an oral, small molecule drug that mimics the activity of thrombopoietin (TPO), a protein factor that promotes growth and production of blood platelets. In February 2005, we announced that we had earned a $1.0 million milestone payment from GlaxoSmithKline with that company’s commencement of Phase II trials of eltrombopag. In June 2005, we earned a $2.0 million milestone payment as SB-559448, a second TPO agonist, began Phase I development. Additionally, in February 2006, we earned a $2.0 million milestone in connection with the commencement of Phase III trials of eltrombopag. There are no approved oral TPO agents for the treatment or prevention of thrombocytopenias (decreased platelet count). Investigational use of injectable forms of recombinant human TPO has been effective in raising platelet levels in cancer patients undergoing chemotherapy, and has led to accelerated hematopoietic recovery when given to stem cell donors. Some of these investigational treatments have not moved forward to registration due to the development of neutralizing antibodies. Thus, a small molecule TPO mimic with no apparent immunogenic potential and oral activity that may facilitate dosing may provide an attractive therapeutic profile for a major unmet medical need.
     The research phase of the collaboration concluded in February 2001. Under the collaboration, we have the right to, but have not, selected up to three compounds related to hematopoietic targets for development as anti-cancer products other than those compounds selected for development by GlaxoSmithKline. GlaxoSmithKline has the option to co-promote any selected products with us in North America and to develop and market such products outside North America.

Dermatology Collaborative Program
     Allergan. In September 1997, in conjunction with the buyback of Allergan Ligand Retinoid Therapeutics, Inc. (ALRT), we agreed with Allergan to restructure the terms and conditions relating to research, development, and commercialization and sublicense rights for the ALRT compounds. Under the restructured arrangement, we received exclusive, worldwide development, commercialization, and sublicense rights to Panretin capsules and Panretin gel, LGD1550, LGD1268 and LGD1324. Allergan received exclusive, worldwide development, commercialization and sublicense rights to LGD4310, an RAR antagonist. Allergan also received LGD4326 and LGD4204, two advanced preclinical RXR selective compounds. In addition, we participated in a lottery with Allergan for each of the approximately 2,000 retinoid compounds existing in the ALRT compound library as of the closing date, with each party acquiring exclusive, worldwide development, commercialization, and sublicense rights to the compounds that they selected. We and Allergan will each pay the other a royalty based on net sales of products developed from the compounds selected by each in the lottery and the other ALRT compounds to which each acquires exclusive rights. We will also pay to Allergan royalties based on our net sales of Targretin for uses other than oncology and dermatology indications. In the event that we license commercialization rights to Targretin to a third party, we will pay to Allergan a percentage of royalties payable to us with respect to sales of Targretin other than in oncology and dermatology indications. During 2001, Allergan elected not to proceed with development of LGD4310 for mucocutaneous toxicity.
Royalty Pharma Agreement
     In March 2002, we announced an agreement with Royalty Pharma AG, which purchased rights to a share of future royalty payments from our collaborative partners’ sales of three SERMs then in Phase III development. The SERM products included in the transaction are lasofoxifene, which is being developed for osteoporosis and other indications at Pfizer, bazedoxifene and bazedoxifene CE (PREMARIN combo) which are in development at Wyeth for osteoporosis and for vasomotor symptoms of menopause. (See the detailed discussions of these products under the Pfizer and Wyeth collaborations above.)
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
     Orphan Receptors. More than 40 additional members of the IR superfamily that do not interact with the known non-peptide hormones have been discovered. These members of the IR superfamily have been designated orphan receptors. We believe that among the orphan IRs there may be receptors for uncharacterized small molecule hormones, and that the physiological roles of the various orphan IRs are likely to be diverse. We have devised strategies to isolate small molecules that interact with orphan IRs. In 1999, we invested in and exclusively licensed specified orphan IR technology to a new private corporation, X-Ceptor Therapeutics, Inc. (“X-Ceptor”). X-Ceptor was acquired by Exelixis Inc. in October 2004. Under the 1999 license agreement, we will receive a royalty of 1.5% on net sales of any products which are discovered using the licensed technologies.
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

     The Salk Institute of Biological Studies. In 1988, we established an exclusive relationship with The Salk Institute, which is one of the research centers in the area of IR technology. We amended and restated this agreement in April 2002. Under our agreement, we have an exclusive, worldwide license to certain IR technology developed in the laboratory of Dr. Ronald Evans, a Salk professor and Howard Hughes Medical Institute Investigator. Dr. Evans cloned and characterized the first IR in 1985 and is an inventor of the co-transfection assay we use to screen for IR modulators. Under the agreement, we are obligated to make royalty payments based on sales of certain products developed using the licensed technology, as well as certain minimum annual royalty payments and a percentage of milestones and certain other payments received. The agreement also provides that we have the option of buying out future royalty payments as well as milestone and other payment-sharing obligations on a product-by-product basis by paying the Salk a lump sum calculated using a formula in the agreement. In March 2004, we paid the Salk $1.12 million to exercise this buyout option with respect to lasofoxifene, a product under development by Pfizer for the prevention of osteoporosis in postmenopausal women. In December of 2004 Pfizer filed a supplemental NDA for the use of lasofoxifene for the treatment of vaginal atrophy. As a result of the supplemental lasofoxifene NDA filing, we exercised an option in January 2005 to pay The Salk Institute $1.12 million to buy out royalty payments due on future sales of the product in this additional indication. See the discussion above regarding “Collaborative Research and Development Programs.”
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
Manufacturing
     We currently have no manufacturing facilities and, accordingly, rely on third parties, including our collaborative partners, for commercial or clinical production of any products or compounds. During 2004, each of our major products was manufactured by a single supplier: Elan manufactures AVINZA, Cambrex manufactures ONTAK active pharmaceutical ingredient, Raylo manufactures Targretin active pharmaceutical ingredient, and Cardinal Health manufactures Targretin capsules. In 2004, we entered into contracts with Cardinal Health to provide a second source for AVINZA, and with Hollister-Stier to fill and finish ONTAK. In July 2005, we announced that the FDA approved the Hollister-Stier facility for fill/finish of ONTAK. In August 2005, the FDA approved the production of AVINZA at a Cardinal Health facility (the Cardinal facility), which provides a second source of supply, thus diversifying the AVINZA supply chain and increasing production capacity. We expect that the Cardinal facility will begin producing commercial product in 2006.
     Certain raw materials necessary for the commercial manufacturing of our products are custom and must be obtained from a specific sole source. In addition, our finished products are produced by sole source manufacturers. We currently attempt to manage the risk associated with such sole source raw materials and production by actively managing our inventories and supply and production arrangements. We attempt to remain appraised of the financial condition of our suppliers and their ability to continue to supply our raw materials and finished products in an uninterrupted and timely manner. Unavailability of certain materials or the loss of current sources of production could cause an interruption in production and a reduced supply of finished product pending establishment of new sources, or in some cases, implementation of alternative processes. For a discussion of the risks associated with manufacturing, see Item 1A. “Risks and Uncertainties.”
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

Commercial
     In late 1998, we assembled a specialty oncology and HIV-center sales and marketing team to market in the U.S. products developed, acquired or licensed by us. In late 1999, we expanded our U.S. sales force from approximately 20 to approximately 40 sales representatives to support the launch of Targretin capsules and Targretin gel and increase market penetration of ONTAK and Panretin gel. In 2001, we expanded our sales force to approximately 50 sales representatives, including approximately 20 full-time contract sales representatives who focused on the dermatology market. In 2002, to support the launch of AVINZA, we redirected these contract sales representatives to call on high-prescribing pain specialists. Also in 2002, we hired approximately another 30 representatives to call on pain specialists, bringing the total number of representatives selling only AVINZA to approximately 50 representatives. In 2003, we expanded our specialty pain sales force to approximately 70 representatives. In addition, more than 700 Organon sales representatives began promoting AVINZA as a result of the co-promotion agreement we established in early 2003. During 2004, 36 additional Ligand specialty sales representatives were hired to promote AVINZA to top-decile, primary-care physicians. In November 2004, an AVINZA sales force restructuring was implemented to improve sales call coverage and effectiveness (see “AVINZA Co-Promotion Agreement with Organon”). As of December 31, 2005, we had approximately 130 U.S. sales territories, with approximately 24 sales territories supporting our in-line oncology products and approximately 106 sales territories supporting AVINZA.
     Effective January 1, 2006, we terminated our agreement with Organon USA Inc. This agreement terminates the AVINZA co-promotion agreement between the two companies and returns AVINZA rights to Ligand. However, the parties have agreed to continue to cooperate during a transition period ending September 30, 2006 to promote the product. The transition period co-operation includes among other things, a minimum number of product sales calls per quarter — 100,000 for Organon and 30,000 for Ligand with an aggregate of 375,000 and 90,000 respectively for the transition period. See “AVINZA Co-Promotion Agreement with Organon”. In January 2006, 18 Ligand specialty sales representatives previously promoting AVINZA to primary-care physicians were redeployed to call on pain specialists and all Ligand primary care territories were eliminated. In connection with the restructuring, 11 primary-care sales representatives were terminated. The AVINZA sales force restructuring was implemented to improve sales call coverage and effectiveness among high prescribing pain specialists. As of January 31, 2006, we had approximately 89 U.S. sales territories supporting AVINZA.
     As of December 2005, we market internationally through marketing and distribution agreements with Cephalon, Ferrer International, and Sigma Tau. Through these agreements, we have established marketing and distribution capabilities in Europe, as well as Central and South America. In February 2004, Elan and Medeus Pharma Limited (now “Zeneus”) announced that Zeneus had acquired Elan’s European sales and marketing business, and that the acquisition included the marketing and distribution rights to certain Ligand products in Europe. In October 2005, the Italian distribution rights were transferred from Alfa Wasserman to Sigma Tau. In December 2005, Cephalon, Inc. announced that it had acquired all the outstanding share capital of Zeneus, which will operate as a wholly owned subsidiary of Cephalon.
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
     For the year ended December 31, 2005, shipments to four wholesale distributors each accounted for more than 10% of total shipments and in the aggregate represented 89% of total shipments. These were AmerisourceBergen Corporation, Cardinal Health, Inc., McKesson Corporation, and Walgreens.

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
Research and Development Expenses
     Research and development expenses were $56.1 million, $65.2 million and $66.7 million in fiscal 2005, 2004, and 2003, respectively, of which approximately 94%, 88%, and 84%, respectively, we sponsored, and the remainder of which was funded pursuant to collaborative research and development arrangements.
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
     Our marketed products also face competition. The principal products competing with our products targeted at the cutaneous t-cell lymphoma market are Supergen/Abbott’s Nipent and interferon, which is marketed by a number of companies, including Schering-Plough’s Intron A. Products that compete with AVINZA include Purdue Pharma L.P.’s OxyContin and MS Contin, Janssen Pharmaceutica Products, L.P.’s Duragesic, aai Pharma’s Oramorph SR, Alpharma’s Kadian, and generic sustained release morphine sulfate, oxycodone and fentanyl. Many of our existing or potential competitors, particularly large drug companies, have greater financial, technical and human resources than us and may be better equipped to develop, manufacture and market products. Many of these companies also have extensive experience in preclinical testing and human clinical trials, obtaining FDA and other regulatory approvals and manufacturing and marketing pharmaceutical products.
     Our competitive position also depends upon our ability to attract and retain qualified personnel, obtain patent protection or otherwise develop proprietary products or processes, and secure sufficient capital resources for the often substantial period between technological conception and commercial sales. For a discussion of the risks associated with competition, see below under “Item 1A. Risks and Uncertainties.”
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
     We are also increasingly subject to regulation by the states. A number of states now regulate, for example, pharmaceutical marketing practices and the reporting of marketing activities, controlled substances such as our AVINZA product, clinical trials and general commercial practices. We have developed and are developing a number of policies and procedures to ensure our compliance with these state laws, in addition to the federal regulations described above. Significant resources are now required on an ongoing basis to ensure such compliance. For a discussion of the risks associated with government regulations, see below under “Item 1A. Risks and Uncertainties.”
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
     As of December 31, 2005, we have filed or participated as licensee in the filing of approximately 66 currently pending patent applications in the United States relating to our technology, as well as foreign counterparts of certain of these applications in many countries. In addition, we own or have licensed rights covered by approximately 340 patents issued or applications, granted or allowed worldwide, including United States patents and foreign counterparts to United States patents. Except for a few patents and applications which are not material to our commercial success, these patents and applications will expire between 2006 and 2021. Our marketed products are expected to have patent protection in the United States and Europe that does not expire until between 2011 and 2017. Subject to compliance with the terms of the respective agreements, our rights under our licenses with our exclusive licensors extend for the life of the patents covering such developments. For a discussion of the risks associated with patent and proprietary rights, see below under “Item 1A. Risks and Uncertainties.”
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
Human Resources
     As of December 31, 2005, we had 493 full-time employees, of whom 230 were involved directly in scientific research and development activities. Of these employees, 64 hold Ph.D. or M.D. degrees.

Item 1A. Risks and Uncertainties
     The following is a summary description of some of the many risks we face in our business. You should carefully review these risks in evaluating our business, including the businesses of our subsidiaries. You should also consider the other information described in this report.
The restatement of our consolidated financial statements has had a material adverse impact on us, including increased costs, the increased possibility of legal or administrative proceedings, and delisting from the NASDAQ National Market.
     We determined that our consolidated financial statements for the years ended December 31, 2002 and 2003, and as of and for the quarters of 2003, and for the first three quarters of 2004, as described in more detail in our 2004 10-K, should be restated. As a result of these events, we have become subject to a number of additional risks and uncertainties, including:
▪	We incurred substantial unanticipated costs for accounting and legal fees in 2005 in connection with the restatement. Although the restatement is complete, we expect to continue to incur such costs as noted below.

▪	We have been named in a number of lawsuits that began in August 2004 and an additional lawsuit filed in October 2005 claiming to be class actions and shareholder derivative actions. As a result of our restatement the plaintiffs in these lawsuits may make additional claims, expand existing claims and/or expand the time periods covered by the complaints. Other plaintiffs may bring additional actions with other claims, based on the restatement. If such events occur, we may incur additional substantial defense costs regardless of their outcome. Likewise, such events might cause a diversion of our management’s time and attention. If we do not prevail in any such actions, we could be required to pay substantial damages or settlement costs.

▪	The Securities and Exchange Commission (SEC) has instituted a formal investigation of the Company’s consolidated financial statements. This investigation will likely divert more of our management’s time and attention and cause us to incur substantial costs. Such investigations can also lead to fines or injunctions or orders with respect to future activities, as well as further substantial costs and diversion of management time and attention.

▪	The need to reconsider our accounting treatment and the restatement of our consolidated financial statements caused us to be late in filing our required reports on Form 10-K for December 31, 2004 and Forms 10-Q for the quarters ended March 31, 2005 and June 30, 2005, respectively, which caused us to be delisted from NASDAQ National Market in September 2005. See “Our common stock was delisted from the NASDAQ National Market which may reduce the price of our common stock and the levels of liquidity available to our stockholders and cause confusion among investors” for additional discussion regarding the NASDAQ delisting.
Material weaknesses or deficiencies in our internal control over financial reporting could harm stockholder and business confidence on our financial reporting, our ability to obtain financing and other aspects of our business.
     Maintaining an effective system of internal control over financial reporting is necessary for us to provide reliable financial reports. As disclosed in the Company’s 2004 Annual Report on Form 10-K and in its Quarterly Reports on Form 10-Q for each of the first three quarters of 2005, management’s assessment of the Company’s internal control over financial reporting identified material weaknesses in the Company’s internal controls surrounding the accounting for revenue recognition, shipments of short-dated product, record keeping and documentation, accounting personnel, accruals and cut-off, and financial statement close procedures.
     During the year ended December 31, 2005, the Company was not able to fully execute the remediation plans that were established to address the material weaknesses surrounding the accounting for revenue recognition, record keeping and documentation, accounting personnel, and financial statement close procedures. As a result, these material weaknesses were not fully remediated as of December 31, 2005. Additionally, during the assessment process, management identified four additional material weaknesses relating to the Company’s internal control over financial reporting: 1) the inability of the Company to maintain an effective independent Internal Audit Department; 2) the existence of ineffective spreadsheet controls used in connection with the Company’s financial processes, including review, testing, access and integrity controls; 3) the existence of accounting system access rights granted to certain members of the Company’s accounting and finance department that are incompatible with the current roles and duties of such individuals (i.e., segregation of duties); and 4) the inability of management to properly maintain the Company’s documentation of the internal control over financial reporting during 2005 or to substantively commence the process to update such documentation and assessment until December 2005. As a result of the unremediated and new material weaknesses, management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2005.
     Because we have concluded that our internal control over financial reporting is not effective and our independent registered public accountants issued a disclaimer opinion on the effectiveness of our internal controls, and to the extent we identify future weaknesses or deficiencies, there could be material misstatements in our consolidated financial statements and we could fail to meet our financial reporting obligations. As a result, our ability to obtain additional financing, or obtain additional financing on favorable terms, could be materially and adversely affected, which, in turn, could materially and adversely affect our business, our strategic alternatives, our financial condition and the market value of our securities. In addition, perceptions of us could also be adversely affected among customers, lenders, investors, securities analysts and others. Current material weaknesses or any future weaknesses or deficiencies could also hurt confidence in our business and consolidated financial statements and our ability to do business with these groups.
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
     Our common stock was delisted from the NASDAQ National Market on September 7, 2005. Unless and until the Company’s common stock is relisted on NASDAQ, our common stock is expected to be quoted on the Pink Sheets. The quotation of our common stock on the Pink Sheets may reduce the price of our common stock and the levels of liquidity available to our stockholders. In addition, the quotation of our common stock on the Pink Sheets may materially adversely affect our access to the capital markets, and any limitation on liquidity or reduction in the price of our common stock could materially adversely affect our ability to raise capital through alternative financing sources on terms acceptable to us or at all. Stocks that are quoted on the Pink Sheets are no longer eligible for margin loans, and a company quoted on the Pink Sheets cannot avail itself of federal preemption of state securities or “blue sky” laws, which adds substantial compliance costs to securities issuances, including pursuant to employee option plans, stock purchase plans and private or public offerings of securities. Our delisting from the NASDAQ National Market and quotation on the Pink Sheets may also have other negative implications, including the potential loss of confidence by suppliers, customers and employees, the loss of institutional investor interest and fewer business development opportunities.
     While we have applied to have our common stock relisted on the NASDAQ National Market, our common stock may not ultimately be relisted. Even if we are successful in getting our common stock relisted on NASDAQ, the relisting may cause confusion among investors who have become accustomed to our being quoted on the Pink Sheets as they seek to determine our stock price or trade in our stock.
Our strategic alternatives exploration process is subject to a number of uncertainties and may or may not result in any expected transaction(s).
     In November 2005, we announced that we would be exploring strategic alternatives for the Company and its assets in order to enhance shareholder value. This process is ongoing and is subject to a number of risks and uncertainties. For example, we may not decide to or be able to complete any strategic transaction or series of transactions on any given timeframe, or at all. Any transactions we do complete may not be the type of transaction or may not be on terms that some stockholders or members of the investing public may prefer. Any of these risks or uncertainties could harm our stock price.
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

     In particular, AVINZA our pain product, now accounts for a majority of our product revenues and we expect AVINZA revenues will continue to grow over the next several years. Thus any setback with respect to AVINZA could significantly impact our financial results and our share price. AVINZA was licensed from Elan Corporation which is currently its sole manufacturer. We have contracted with Cardinal to provide additional manufacturing capacity and expect to source product from Cardinal in 2006. However, we expect Elan will continue to be a significant supplier over the next several years. Any problems with Elan’s or Cardinal’s manufacturing operations or capacity could reduce sales of AVINZA, as could any licensing or other contract disputes with these suppliers.
     Similarly, our co-promotion partner executes a large part of the marketing and sales efforts for AVINZA and those efforts may be affected by our partner’s organization, operations, activities and events both related and unrelated to AVINZA. Our co-promotion efforts have encountered and continue to encounter a number of difficulties, uncertainties and challenges, including sales force reorganizations and lower than expected sales call and prescription volumes, which have hurt and could continue to hurt AVINZA sales growth. The negative impact on the product’s sales growth in turn has caused and may continue to cause our revenues and earnings to be disappointing. Any failure to fully optimize this co-promotion arrangement and the AVINZA brand, by either partner, could also cause AVINZA sales and our financial results to be disappointing and hurt our stock price. Any disputes with our co-promotion partner over these or other issues could harm the promotion and sales of AVINZA and could result in substantial costs to us. In addition, in January 2006 we announced that we were terminating the co-promotion arrangement with a nine-month transition period. Failure to successfully transition our partner’s efforts and functions back to Ligand and/or failure to repartner or otherwise replace our partner’s sales activities for AVINZA after the transition could adversely affect the sales of the product.
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
     In particular, with respect to regulatory action and product safety issues, the FDA recently requested that we expand the warnings on the AVINZA label to alert doctors and patients to the dangers of using AVINZA with alcohol. We have made changes to the label. The FDA also requested clinical studies to investigate the risks associated with taking AVINZA with alcohol. We have submitted protocols to the FDA and are awaiting their comments on these protocol designs. These additional warnings, studies and any further regulatory action could have significant adverse affects on AVINZA sales.
Our product development and commercialization involve a number of uncertainties, and we may never generate sufficient revenues from the sale of products to become profitable.
     We were founded in 1987. We have incurred significant losses since our inception. At December 31, 2005, our accumulated deficit was approximately $831.1 million. We began receiving revenues from the sale of pharmaceutical products in 1999. To consistently be profitable, we must successfully develop, clinically test, market and sell our products. Even if we consistently achieve profitability, we cannot predict the level of that profitability or whether we will be able to sustain profitability. We expect that our operating results will fluctuate from period to period as a result of differences in when we incur expenses and receive revenues from product sales, collaborative arrangements and other sources. Some of these fluctuations may be significant.
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
     Developing the sales force to market and sell products is a difficult, expensive and time-consuming process. We have developed a US sales force of approximately 113 people. We also rely on third-party distributors to distribute our products. The distributors are responsible for providing many marketing support services, including customer service, order entry, shipping and billing and customer reimbursement assistance. In Europe, we currently rely on other companies to distribute and market our products. We have entered into agreements for the marketing and distribution of our products in territories such as the United Kingdom, Germany, France, Spain, Portugal, Greece, Italy and Central and South America and have established a subsidiary, Ligand Pharmaceuticals International, Inc., with a branch in London, England, to coordinate our European marketing and operations. Our reliance on these third parties means our results may suffer if any of them are unsuccessful or fail to perform as expected. We may not be able to continue to expand our sales and marketing capabilities sufficiently to successfully commercialize our products in the territories where they receive marketing approval. With respect to our co-promotion or licensing arrangements, for example our co-promotion agreement for AVINZA, which is currently in transition, any revenues we receive will depend substantially on the marketing and sales efforts of others, which may or may not be successful.
The cash flows from our product shipments may significantly fluctuate each period based on the nature of our products.
     Excluding AVINZA, our products are small-volume specialty pharmaceutical products that address the needs of cancer patients in relatively small niche markets with substantial geographical fluctuations in demand. To ensure patient access to our drugs, we maintain broad distribution capabilities with inventories held at approximately 130 locations throughout the United States. The purchasing and stocking patterns of our wholesaler customers for all our products are influenced by a number of factors that vary from product to product, including but not limited to overall level of demand, periodic promotions, required minimum shipping quantities and wholesaler competitive initiatives. As a result, the overall level of product in the distribution channel may average from two to six months’ worth of projected inventory usage. Although we have distribution services contracts in place to maintain stable inventories at our major wholesalers, if any of them were to substantially reduce the inventory they carry in a given period, e.g. due to circumstances beyond their reasonable control, or contract termination or expiration, our shipments and cash flow for that period could be substantially lower than historical levels.
     We have entered into fee-for-service or distributor services agreements for each of our products with the majority of our wholesaler customers. Under these agreements, in exchange for a set fee, the wholesalers have agreed to provide us with certain services. Concurrent with the implementation of these agreements we will no longer routinely offer these wholesalers promotional discounts or incentives. The agreements typically have a one-year initial term and are renewable.
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
     We currently estimate our research and development expenditures over the next 3 years to range between $180 million and $225 million. However, we base our outlook regarding the need for funds on many uncertain variables. Such uncertainties include regulatory approvals, the timing of events outside our direct control such as product launches by partners and the success of such product launches, negotiations with potential strategic partners and other factors. Any of these uncertain events can significantly change our cash requirements as they determine such one-time events as the receipt of major milestones and other payments.
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
     We have incurred losses since our inception and may not generate positive cash flow to fund our operations for one or more years. As a result, we may need to complete additional equity or debt financings to fund our operations. Our inability to obtain additional financing could adversely affect our business. Financings may not be available at all or on favorable terms. In addition, these financings, if completed, still may not meet our capital needs and could result in substantial dilution to our stockholders. For instance, in April 2002 and September 2003 we issued an aggregate of 7.7 million shares of our common stock in private placement offerings. In addition, in November 2002 we issued in a private placement $155.3 million in aggregate principal amount of our 6% convertible subordinated notes due 2007, which could be converted into 25,149,025 shares of our common stock. In January 2006, holders of notes with a face value of $24.1 million (approximately 15% of total outstanding notes) converted their notes into approximately 3.9 million shares of our common stock.
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
     Before we obtain the approvals necessary to sell any of our potential products, we must show through preclinical studies and human testing that each product is safe and effective. We and our partners have a number of products moving toward or currently in clinical trials, including lasofoxifene for which Pfizer announced receipt of non-approval letters from the FDA, and two products in Phase III trials by one of our partners involving bazedoxifene. Failure to show any product’s safety and effectiveness would delay or prevent regulatory approval of the product and could adversely affect our business. The clinical trials process is complex and uncertain. The results of preclinical studies and initial clinical trials may not necessarily predict the results from later large-scale clinical trials. In addition, clinical trials may not demonstrate a product’s safety and effectiveness to the satisfaction of the regulatory authorities. A number of companies have suffered significant setbacks in advanced clinical trials or in seeking regulatory approvals, despite promising results in earlier trials. The FDA may also require additional clinical trials after regulatory approvals are received, which could be expensive and time-consuming, and failure to successfully conduct those trials could jeopardize continued commercialization.
     In particular, we announced top-line data, or a summary of significant findings from our Phase III trials for Targretin capsules in NSCLC in late March of 2005. The data analysis showed that the trials did not meet their endpoints of improved overall survival and projected two-year survival. However, in both trials, additional subset analyses completed after the initial intent to treat results are being analyzed. We have been evaluating data from current and prior Phase II studies to see if they show a similar correlation between hypertriglyceridemia and increased survival. The data will further shape our future plans for Targretin. If further studies are justified they will be conducted on our own or with a partner or cooperative group. These analyses may not be favorable and may not be completed or demonstrate any hypothesis or endpoint. If these analyses or subsequent data fails to show safety or effectiveness, our stock price could be harmed. In addition, subsequent data may be inconclusive or mixed and could be delayed. The FDA may not approve Targretin for this new indication, or may delay approval, even if the data appears to be favorable. Any of these events could depress our stock price.

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
     Some of the drugs that we are developing and marketing will compete with existing treatments. In addition, several companies are developing new drugs that target the same diseases that we are targeting and are taking IR-related and STAT-related approaches to drug development. The principal products competing with our products targeted at the cutaneous t-cell lymphoma market are Supergen/Abbott’s Nipent and interferon, which is marketed by a number of companies, including Schering-Plough’s Intron A. Products that compete with AVINZA include Purdue Pharma L.P.’s OxyContin and MS Contin, Janssen Pharmaceutica L.P.’s Duragesic, aai Pharma’s Oramorph SR, Alpharma’s Kadian, and generic sustained release morphine sulfate, oxycodone and fentanyl. New generic, A/B substitutable or other competitive products may also come to market and compete with our products, reducing our market share and revenues. Many of our existing or potential competitors, particularly large drug companies, have greater financial, technical and human resources than we do and may be better equipped to develop, manufacture and market products. Many of these companies also have extensive experience in preclinical testing and human clinical trials, obtaining FDA and other regulatory approvals and manufacturing and marketing pharmaceutical products. In addition, academic institutions, governmental agencies and other public and private research organizations are developing products that may compete with the products we are developing. These institutions are becoming more aware of the commercial value of their findings and are seeking patent protection and licensing arrangements to collect payments for the use of their technologies. These institutions also may market competitive products on their own or through joint ventures and will compete with us in recruiting highly qualified scientific personnel.
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
     We currently have no manufacturing facilities, and we rely on others for clinical or commercial production of our marketed and potential products. In addition, some raw materials necessary for the commercial manufacturing of our products are custom and must be obtained from a specific sole source. Elan manufactures AVINZA for us, Cambrex manufactures ONTAK active pharmaceutical ingredient for us, Raylo manufactures Targretin active pharmaceutical ingredient, and Cardinal Health manufactures Targretin capsules for us. We also recently entered into contracts with and received regulatory approval during 2005 for Cardinal Health to manufacture and package AVINZA and with Hollister-Stier for the filling and finishing of ONTAK. Any delays or failures of the manufacturing or packaging process could cause inventory problems or product shortages.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
     We currently lease and occupy office and laboratory facilities in San Diego, California. These include a 52,800 square foot facility leased through July 2015 and an 82,500 square foot facility which we own through our consolidated subsidiary, Nexus. We believe these facilities will be adequate to meet our near-term space requirements.

Item 3. Legal Proceedings
     Seragen, Inc. and Ligand were named parties to Sergio M. Oliver, et al. v. Boston University, et al., a putative shareholder class action filed on December 17, 1998 in the Court of Chancery in the State of Delaware in and for New Castle County, C.A. No. 16570NC, by Sergio M. Oliver and others against Boston University and others, including Seragen, its subsidiary Seragen Technology, Inc. and former officers and directors of Seragen. The complaint, as amended, alleged that Ligand aided and abetted purported breaches of fiduciary duty by the Seragen related defendants in connection with the acquisition of Seragen by Ligand and made certain misrepresentations in related proxy materials and seeks compensatory and punitive damages of an unspecified amount. On July 25, 2000, the Delaware Chancery Court granted in part and denied in part defendants’ motions to dismiss. Seragen, Ligand, Seragen Technology, Inc. and the Company’s acquisition subsidiary, Knight Acquisition Corporation, were dismissed from the action. Claims of breach of fiduciary duty remain against the remaining defendants, including the former officers and directors of Seragen. The hearing on the plaintiffs’ motion for class certification took place on February 26, 2001. The court certified a class consisting of shareholders as of the date of the acquisition and on the date of the proxy sent to ratify an earlier business unit sale by Seragen. On January 20, 2005, the Delaware Chancery Court granted in part and denied in part the defendants’ motion for summary judgment. The Court denied plaintiffs’ motion for summary judgment in its entirety. Trial was scheduled for February 7, 2005. Prior to trial, several of the Seragen director-defendants reached a settlement with the plaintiffs. The trial in this action then went forward as to the remaining defendants and concluded on February 18, 2005. The timing of a decision by the Court and the outcome are unknown. While Ligand and its subsidiary Seragen have been dismissed from the action, such dismissal is subject to a possible subsequent appeal upon any judgment in the action against the remaining parties, as well as possible indemnification obligations with respect to certain defendants.
     Beginning in August 2004, several purported class action stockholder lawsuits were filed in the United States District Court for the Southern District of California against the Company and certain of its directors and officers. The actions were brought on behalf of purchasers of the Company’s common stock during several time periods, the longest of which runs from July 28, 2003 through August 2, 2004. The complaints generally allege that the Company violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 of the Securities and Exchange Commission by making false and misleading statements, or concealing information about the Company’s business, forecasts and financial performance, in particular statements and information related to drug development issues and AVINZA inventory levels. These lawsuits have been consolidated and lead plaintiffs appointed. A consolidated complaint was filed by the plaintiffs in March 2005. On September 27, 2005, the court granted the Company’s motion to dismiss the consolidated complaint, with leave for plaintiffs to file an amended complaint. In December 2005, the plaintiffs filed a second amended complaint alleging again claims under Section 10(b) and 20(a) of the Securities Exchange Act against the Company, David Robinson, and Paul Maier. The amended complaint asserts an expanded Class Period of March 19, 2001 through May 20, 2005 and includes allegations arising from the Company’s announcement on May 20, 2005 that it would restate certain financial results. Defendants filed their motion to dismiss plaintiffs’ second amended complaint in January 2006. No trial date has been set.
     Beginning on or about August 13, 2004, several derivative actions were filed on behalf of the Company by individual stockholders in the Superior Court of California. The complaints name the Company’s directors and certain of its officers as defendants and name the Company as a nominal defendant. The complaints are based on the same facts and circumstances as the purported class actions discussed in the previous paragraph and generally allege breach of fiduciary duties, abuse of control, waste and mismanagement, insider trading and unjust enrichment. These actions are in discovery. The court has set a trial date of May 26, 2006, although it is anticipated that the trial date may be reset.
     In October 2005, a shareholder derivative action was filed on behalf of the Company in the United States District Court for the Southern District of California. The complaint names the Company’s directors and certain of its officers as defendants and the Company as a nominal defendant. The action was brought by an individual stockholder. The complaint generally alleges that the defendants falsified Ligand’s publicly reported financial results throughout 2002 and 2003 and the first three quarters of 2004 by improperly recognizing revenue on product sales. The complaint generally alleges breach of fiduciary duty by all defendants and requests disgorgement, e.g., under Section 304 of the Sarbanes-Oxley Act of 2002. In January 2006, the defendants filed a motion to dismiss plaintiffs’ verified shareholder derivative complaint. Plaintiffs’ opposition was filed in February 2006. No trial date has been set.

     The Company believes that all of the above actions are without merit and intends to vigorously defend against each of such lawsuits. Due to the uncertainty of the ultimate outcome of these matters, the impact on future financial results is not subject to reasonable estimates.
     On December 11, 2001, a lawsuit was filed in the United States District Court for the District of Massachusetts against Ligand by the Trustees of Boston University and other former stakeholders of Seragen. The suit was subsequently transferred to federal district court in Delaware. The complaint alleged breach of contract, breach of the implied covenants of good faith and fair dealing and unfair and deceptive trade practices based on, among other things, allegations that Ligand wrongfully withheld approximately $2.1 million in consideration due the plaintiffs under the Seragen acquisition agreement. This amount had been previously accrued for in the Company’s consolidated financial statements in 1998. The complaint sought payment of the withheld consideration and treble damages. Ligand filed a motion to dismiss the unfair and deceptive trade practices claim. The Court subsequently granted Ligand’s motion to dismiss the unfair and deceptive trade practices claim (i.e., the treble damages claim), in April 2003. In November 2003, the Court granted Boston University’s motion for summary judgment, and entered judgment for Boston University. In January 2004, the district court issued an amended judgment awarding interest of approximately $0.7 million to the plaintiffs in addition to the approximately $2.1 million withheld. In January 2006, the appeals court affirmed the district court’s ruling against us. Additional interest on the above amounts of approximately $0.1 million accrued through January 2006 and was added to the judgment. The withheld amount including the interest was paid in February 2006.
     In October 2005, a lawsuit was filed in the Court of Chancery in the State of Delaware by Third Point Offshore Fund, Ltd. requesting the Court to order Ligand to hold an annual meeting for the election of directors within 60 days of an order by the Court. Ligand’s annual meeting had been delayed as a result of the previously announced restatement. The complaint requested the Court to set a time and place and record date for such annual meeting and establish the quorum for such meeting as the shares present at the meeting, notwithstanding any relevant provisions of Ligand’s certificate of incorporation or bylaws. The complaint sought payment of plaintiff’s costs and attorney’s fees. Ligand agreed on November 11, 2005 to settle this lawsuit and schedule the annual meeting for January 31, 2006. On December 2, 2005, Ligand and Third Point also entered into a stockholders agreement under which, among other things, Ligand agreed to expand its board from eight to eleven, elect three designees of Third Point to the new board seats and pay certain of Third Point’s expenses, not to exceed approximately $0.5 million, with some conditions. Third Point will not sell its Ligand shares, solicit proxies or take certain other stockholder actions for a minimum of six months and as long as its designees remain on the board.
     In connection with the restatement of the Company’s consolidated financial statements, the SEC instituted a formal investigation concerning the consolidated financial statements. These matters were previously the subject of an informal SEC inquiry. Ligand has been cooperating fully with the SEC and will continue to do so in order to bring the investigation to a conclusion as promptly as possible.
     In addition, the Company is subject to various lawsuits and claims with respect to matters arising out of the normal course of business. Due to the uncertainty of the ultimate outcome of these matters, the impact on future financial results is not subject to reasonable estimates.
Item 4. Submission of Matters to a Vote of Security Holders
There were no matters submitted to a vote of security holders in the fourth quarter ended December 31, 2005.

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
     The following table sets forth the high and low intraday sales prices for our common stock on the NASDAQ National Market and on the Pink Sheets, as applicable, for the periods indicated:

	Price Range
	High	Low
Year Ended December 31, 2005:
1st Quarter	$11.20	$4.98
2nd Quarter	7.00	4.75
3rd Quarter	10.14	6.86
4th Quarter	11.65	7.95
Year Ended December 31, 2004:
1st Quarter	20.94	13.19
2nd Quarter	24.91	15.82
3rd Quarter	17.38	7.41
4th Quarter	12.97	8.26
     As of March 27, 2006, the closing price of our common stock on the Pink Sheets was $13.30.
(b) Holders
     As of February 28, 2006, there were approximately 1,743 holders of record of the common stock.
(c) Dividends
     We have never declared or paid any cash dividends on our capital stock and do not intend to pay any cash dividends in the foreseeable future. We currently intend to retain our earnings, if any, to finance future growth.
(d) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Not applicable.
Item 6. Selected Consolidated Financial Data
     The following selected historical consolidated financial and other data are qualified by reference to, and should be read in conjunction with, our consolidated financial statements and the related notes thereto appearing elsewhere herein and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our selected statement of operations data set forth below for each of the five years ended December 31, 2005, 2004, 2003, 2002, and 2001 (unaudited), and the balance sheet data as of December 31, 2005, 2004, 2003, 2002 (unaudited), and 2001 (unaudited), are derived from our consolidated financial statements.

	Years Ended December 31,
	2005	2004	2003	2002	2001 (6)
					(Unaudited)
	(in thousands, except share and loss per share data)
Consolidated Statement of Operations Data:
Product sales (1)	$166,081	$120,335	$55,324	$30,326	$32,038
Sale of royalty rights, net (2)	—	31,342	11,786	17,600	—
Collaborative research and development and other revenues	10,527	11,835	14,008	23,843	30,718
Cost of products sold (1)	39,847	39,804	26,557	14,738	11,582
Research and development expenses	56,075	65,204	66,678	59,060	49,427
Selling, general and administrative expenses	74,656	65,798	52,540	41,825	35,072
Co-promotion expense (3)	32,501	30,077	9,360	—	—
Loss from operations	(26,471)	(37,371)	(74,017)	(43,854)	(33,325)
Loss before cumulative effect of change in accounting principles	(36,399)	(45,141)	(94,466)	(52,257)	(53,305)
Cumulative effect of changing method of accounting for variable interest entity (4)	—	—	(2,005)	—	—
Net loss	(36,399)	(45,141)	(96,471)	(52,257)	(53,305)
Basic and diluted per share amounts:
Loss before cumulative effect of change in accounting principles	$(0.49)	$(0.61)	$(1.33)	$(0.76)	$(0.90)
Cumulative effect of changing method of accounting for variable interest entity (4)	—	—	(0.03)	—	—

Net loss	$(0.49)	$(0.61)	$(1.36)	$(0.76)	$(0.90)

Weighted average number of common shares	74,019,501	73,692,987	70,685,234	69,118,976	59,413,270

Pro forma amounts assuming the changed method of accounting for variable interest entity is applied retroactively (4):
Net loss			$(94,352)	$(52,456)	$(53,600)

Basic and diluted net loss per share			$(1.34)	$(0.76)	$(0.90)

	December 31,
	2005	2004	2003	2002 (6)	2001 (6)
				(Unaudited)	(Unaudited)
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents, short-term investments and restricted investments	$88,756	$114,870	$100,690	$74,894	$40,058
Working capital (deficit) (5)	(102,244)	(48,505)	(16,930)	18,370	2,375
Total assets	314,619	332,466	314,046	287,709	126,898
Current portion of deferred revenue, net	157,519	152,528	105,719	48,609	27,152
Long-term obligations (excludes long-term portion of deferred revenue, net)	173,280	174,214	173,851	162,329	138,837
Long-term portion of deferred revenue, net	4,202	4,512	3,448	3,595	4,164
Common stock subject to conditional redemption/repurchase	12,345	12,345	14,595	34,595	14,595
Accumulated deficit	(831,059)	(794,660)	(749,519)	(653,048)	(600,791)
Total stockholders’ equity (deficit)	(110,419)	(75,317)	(37,554)	8,925	(86,849)
(footnotes on next page)

(1)	We began selling ONTAK and Panretin gel in 1999 and Targretin capsules and Targretin gel in 2000. AVINZA was approved by the FDA in March 2002 and subsequently launched in the U.S. in June 2002.

(2)	Represents the sale of rights to royalties. See Note 12 to our consolidated financial statements included elsewhere in this annual report.

(3)	Represents expense related to our AVINZA co-promotion agreement with Organon Pharmaceuticals USA, Inc. entered into in February 2003. See Note 9 to our consolidated financial statements included elsewhere in this annual report. On January 17, 2006, we signed an agreement with Organon USA, Inc. that terminates the AVINZA® co-promotion agreement between the two companies and returns AVINZA rights to us. The effective date of the termination agreement is January 1, 2006; however, the parties have agreed to continue to cooperate during a transition period ending September 30, 2006 to promote the product. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview”; “Business — Overview;” and “Business — Overview-Ligand Marketed Products — AVINZA Co-Promotion Agreement with Organon.”

(4)	In December 2003, we adopted Financial Accounting Standard Board Interpretation No. 46 (revised December 2003) (FIN46(R)), Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. Under FIN 46(R), we were required to consolidate the variable interest entity from which we leased our corporate headquarters. Accordingly, as of December 31, 2003, we consolidated assets with a carrying value of $13.6 million, debt of $12.5 million, and a non-controlling interest of $0.6 million. In connection with the adoption of FIN 46(R), we recorded a charge of $2.0 million as a cumulative effect of the accounting change on December 31, 2003. In April 2004, we acquired the portion of the variable interest entity that we did not previously own. The acquisition resulted in Ligand assuming the existing loan against the property and making a payment of approximately $0.6 million to the entity’s other shareholder. See Note 2 to our consolidated financial statements included elsewhere in this annual report.

(5)	Working capital (deficit) includes deferred product revenue recorded under the sell-through revenue recognition method.

(6)	See the Company’s 2004 Form 10-K regarding the restatement.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Caution: This discussion and analysis may contain predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties, including those discussed in Item 1A. “Risks and Uncertainties.” This outlook represents our current judgment on the future direction of our business. These statements include those related to our products, product sales and other revenues, expenses, our revenue recognition models and policies, our 2005 restatement, material weaknesses or deficiencies in internal control over financial reporting, revenue recognition, the potential relisting of the Company’s securities on NASDAQ, and our evaluation of strategic alternatives. Actual events or results may differ materially from Ligand’s expectations. For example, there can be no assurance that our product sales efforts or recognized revenues or expenses will meet any expectations or follow any trend(s), that our internal control over financial reporting will be effective or produce reliable financial information on a timely basis, that we will be relisted on the NASDAQ on any given timeframe or at all, or that our strategic evaluation process will be successful or yield preferred results. We cannot assure you that the Company will be able to successfully remediate any identified material weakness or significant deficiencies, or that the sell-through revenue recognition models will not require adjustment and not result in a subsequent restatement. In addition, the Company’s ongoing or future litigation (including private securities litigation and the SEC investigation) may have an adverse effect on the Company, and our corporate or partner pipeline products may not gain approval or success in the market., Such risks and uncertainties, and others, could cause actual results to differ materially from any future performance suggested. We undertake no obligation to release publicly the results of any revisions to these forward-looking statements to reflect events or circumstances arising after the date of this annual report. This caution is made under the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934 as amended.
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
     We currently market five products in the United States: AVINZA, for the relief of chronic, moderate to severe pain; ONTAK, for the treatment of patients with persistent or recurrent cutaneous T-cell lymphoma (or CTCL); Targretin capsules, for the treatment of CTCL in patients who are refractory to at least one prior systemic therapy; Targretin gel, for the topical treatment of cutaneous lesions in patients with early stage CTCL; and Panretin gel, for the treatment of Kaposi’s sarcoma in AIDS patients. In Europe, we have marketing authorizations for Panretin gel and Targretin capsules and are currently marketing these products under arrangements with local distributors. In 2003, we withdrew our ONZAR (ONTAK in the U.S.) marketing authorization application in Europe for our first generation product. It was our assessment that the cost of the additional clinical and technical information requested by the European Agency for the Evaluation of Medicinal Products (EMEA) for the first generation product would be better spent on acceleration of the second generation ONTAK formulation development. We expect to resubmit the ONZAR application with the second generation product in 2007.
     In February 2003, we entered into an agreement for the co-promotion of AVINZA with Organon Pharmaceuticals USA Inc. (Organon). Under the terms of the agreement, Organon committed to a specified minimum number of primary and secondary product calls delivered to certain high prescribing physicians and hospitals beginning in March 2003. Organon’s compensation through 2005 was structured as a percentage of net sales, which paid Organon for their efforts and also provided Organon an economic incentive for performance and results. In exchange, we paid Organon a percentage of AVINZA net sales based on the following schedule:

% of Incremental Net Sales
Annual Net Sales of AVINZA	Paid to Organon by Ligand
$0-35 million (2003 only)	0% (2003 only)
$0-150 million	30%
$150-300 million	40%
$300-425 million	50%
> $425 million	45%
     On January 17, 2006, we signed an agreement with Organon that terminates the AVINZA® co-promotion agreement between the two companies and returns AVINZA rights to Ligand. The effective date of the termination agreement is January 1, 2006, however the parties have agreed to continue to cooperate during a transition period ending September 30, 2006 (the “Transition Period”) to promote the product. The Transition Period co-operation includes a minimum number of product sales calls per quarter (100,000 for Organon and 30,000 for Ligand with an aggregate of 375,000 and 90,000 respectively for the Transition Period) as well as the transition of ongoing promotions, managed care contracts, clinical trials and key opinion leader relationships to Ligand. During the Transition Period, Ligand will pay Organon an amount equal to 23% of AVINZA net sales as reported by Ligand. Ligand will also pay and be responsible for the design and execution of all AVINZA clinical, advertising and promotion expenses and activities.
     As previously disclosed, Organon and Ligand were in discussions regarding the calculation of prior co-promote fees under the co-promotion agreement. Through the third quarter of 2005, such fees were determined based on net sales calculated under the sell-in method of revenue recognition. In connection with the termination of the co-promotion agreement, the companies resolved their disagreement concerning prior co-promote fees and Ligand paid Organon $14.75 million in January 2006. Resolution of this matter resulted in no material adjustment to amounts previously recorded in 2005 for co-promotion expenses. The companies also agreed that Organon’s compensation for the fourth quarter of 2005 would be calculated based on Ligand’s reported AVINZA net sales determined in accordance with U.S. GAAP.
     Additionally, in consideration of the early termination and return of rights under the terms of the agreement, we will unconditionally pay Organon $37.75 million on or before October 15, 2006. We will further pay Organon $10.0 million on or before January 15, 2007, provided that Organon has made its minimum required level of sales calls. Under certain conditions, including change of control, the cash payments will accelerate. In addition, after the termination, we will make quarterly royalty payments to Organon equal to 6.5% of AVINZA net sales through December 31, 2012 and thereafter 6.0% through patent expiration, currently anticipated to be November 2017.
     The termination and return of rights transaction with Organon requires the analysis of several complex accounting alternatives. Accordingly, we are still in the process of determining the appropriate accounting treatment for the transaction in 2006 and going forward. Certain of these alternatives, however, could result in the recognition of significant additional expense in our consolidated statement of operations for the first quarter of 2006. We expect to complete our determination of the appropriate accounting by the time we file our first quarter 2006 Form 10-Q.
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
     We have been unprofitable since our inception on an annual basis. We achieved quarterly net income of $17.3 million during the fourth quarter of fiscal 2004, which was primarily the result of recognizing approximately $31.3 million from the sale of royalty rights to Royalty Pharma. However, for the year ended December 31, 2005, we incurred a net loss of approximately $36.4 million and expect to incur net losses in future periods. To consistently be profitable, we must successfully develop, clinically test, market and sell our products. Even if we consistently achieve profitability, we cannot predict the level of that profitability or whether we will be able to sustain profitability. We expect that our operating results will fluctuate from period to period as a result of differences in the timing of revenues earned from product sales, expenses incurred, collaborative arrangements and other sources. Some of these fluctuations may be significant.
Recent Developments
Acceleration of Stock Options
     Currently, the Company accounts for stock-based compensation in accordance with Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, and Financial Accounting Standard Board Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation.
     On January 31, 2005, we accelerated the vesting of certain unvested and “out-of-the-money” stock options previously awarded to the executive officers and other employees under the Company’s 1992 and 2002 stock option plans which had an exercise price greater than $10.41, the closing price of our stock on that date. Options to purchase approximately 1.3 million shares of common stock (of which approximately 450,000 shares were subject to options held by the executive officers) were accelerated. Options held by non-employee directors were not accelerated. Since the stock options were “out-of-the-money,” no compensation expense was recognized.
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
     The purpose of the acceleration was to eliminate any future compensation expense the Company would have otherwise recognized in its consolidated statement of operations with respect to these options upon the implementation of Statement of Financial Accounting Standards (SFAS) 123 (R), Share-Based Payment (SFAS 123R).
Restructuring of ONTAK Royalty
     In November 2004, Ligand and Eli Lilly and Company (Lilly) agreed to amend their ONTAK royalty agreement to add options in 2005 that if exercised would restructure our royalty obligations on net sales of ONTAK. Under the revised agreement, we and Lilly each obtained two options. Our options, which were exercised in January 2005 and April 2005, provide for the buy down of a portion of our ONTAK royalty obligation on net sales in the United States for total consideration of $33.0 million. Lilly also had two options exercisable in July 2005 and October 2005 to trigger the same royalty buy-downs for total consideration of up to $37.0 million dependent on whether we have exercised one or both of our options.
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
Amended and Restated Research, Development and License Agreement with Wyeth
     On December 1, 2005, we entered into an Amended and Restated Research, Development and License Agreement with Wyeth (formerly American Home Products Corporation). Under the previous agreement, effective September 2, 1994 as amended January 16, 1996, May 24, 1996, September 2, 1997 and September 9, 1999 (collectively the “Prior Agreement”), Wyeth and Ligand engaged in a joint research and development effort to discover and/or design small molecule compounds which act through the estrogen and progesterone receptors and to develop pharmaceutical products from such compounds. Wyeth sponsored certain research and development activities to be carried out by us and Wyeth may commercialize products resulting from the joint research and development subject to certain milestone and royalty payments. The Amended and Restated Agreement does not materially change the prior rights and obligations of the parties with respect to Wyeth compounds, currently in development, e.g. bazedoxifene, in late stage development for osteoporosis.
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
Termination of Organon Copromotion Agreement
     On January 17, 2006, we signed an agreement with Organon that terminates the AVINZA co-promotion agreement between the two companies and returns AVINZA rights to Ligand. The termination and return of rights transaction with Organon requires the analysis of several complex accounting alternatives. Accordingly, we are still in the process of determining the appropriate accounting treatment for the transaction in 2006 and going forward. Certain of these alternatives, however, could result in the recognition of significant additional expense in our consolidated statement of operations for the first quarter of 2006. We expect to complete our determination of the appropriate accounting by the time we file our first quarter 2006 Form 10-Q. For a discussion of this agreement, please see “Management’s Discussion and Analysis-Overview” above.
Restructuring of AVINZA Sales Force
     In January 2006, 18 Ligand sales representatives previously promoting AVINZA to primary care physicians were redeployed to call on pain specialists and all Ligand primary care territories were eliminated. In connection with this restructuring, 11 primary-care sales representatives were terminated. The AVINZA sales force restructuring was implemented to improve sales call coverage and effectiveness among high prescribing pain specialists.

Conversion of 6% Convertible Subordinated Notes
     In January 2006, certain holders of our outstanding 6% convertible subordinated notes converted notes with a face value of $24.1 million into 3,903,965 shares of common stock.
Employee Retention Agreements
     The Company has entered into letter agreements with approximately 67 of its key employees, including a number of its executive officers, dated as of March 1, 2006. The Compensation Committee of the Board of Directors has approved the Company’s entry into these Agreements. The agreements provide for certain retention or stay bonus payments to be paid in cash and/or stock options under specified circumstances as an additional incentive to remain employed in good standing with the Company. The retention or stay bonus payments generally vest at the end of 2006 and total payments to employees of approximately $2.7 million would be made in January 2007 if all the participants qualify for the payments. Stock options granted totaled approximately 122,000 and have an exercise price of $11.90. In accordance with the Statement of Financial Accounting Standard (SFAS) 146, Accounting for Costs Associated with Exit or Disposal Activities, the cost will ratably accrue over the term of the agreements, which is approximately 10 months.
Results of Operations
     Total revenues for 2005 increased to $176.6 million compared to $163.5 million in 2004 and $81.1 million in 2003. Loss before cumulative effect of a change in accounting principle was $36.4 million ($0.49 per share) in 2005 compared to $45.1 million ($0.61 per share) in 2004, and $94.5 million ($1.33 per share) in 2003. Net loss for 2005 was $36.4 million ($0.49 per share) compared to $45.1 million ($0.61 per share) in 2004 and $96.5 million ($1.36 per share) in 2003. As more fully described in Note 2 of the notes to consolidated financial statements, results for 2003 reflect the implementation of FIN 46R, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51, as revised December 2003, which required us to consolidate the entity from which we leased one of our corporate office buildings under a synthetic lease arrangement. The effect on 2003 results, recorded as a cumulative effect of a change in accounting principle, increased net loss by $2.0 million or $0.03 per share.
Product Sales
     Our product sales for any individual period can be influenced by a number of factors including changes in demand for a particular product, competitive products, the level and nature of promotional activity, the timing of announced price increases, and the level of prescriptions subject to rebates and chargebacks. According to IMS data, AVINZA ended 2005 with a market share of prescriptions in the sustained-release opioid market of 4.4% compared to 3.9% at the end of 2004. Quarterly prescription market share for the three months ended December 31, 2005 and 2004 was 4.3% for both periods.
     We expect that AVINZA prescription market share will reflect modest, if any, overall share growth in 2006 as market share increases in the commercial retail sector are increasingly offset by declines in the Medicaid segment as marginal Medicaid contracts are terminated. Quarter to quarter declines in prescriptions and overall market share, however, may result from more rapid declines in the Medicaid segment relative to increases in the commercial retail sector. We also continue to expect that demand for and sales of ONTAK will be positively impacted as further data is obtained from ongoing expanded-use clinical trials and the initiation of new expanded-use trials. The level and timing of any such increases, however, are influenced by a number of factors outside our control, including the accrual of patients and overall progress of clinical trials that are managed by third parties. We also expect that sales of ONTAK will benefit in 2006 from improving reimbursement rates under certain government reimbursement programs.
     Excluding AVINZA, our products are small-volume specialty pharmaceutical products that address the needs of cancer patients in relatively small niche markets with substantial geographical fluctuations in demand. To ensure patient access to our drugs, we maintain broad distribution capabilities with inventories held at approximately 130 locations throughout the United States. The purchasing and stocking patterns of our wholesaler customers for all our products are influenced by a number of factors that vary from product to product. These factors include, but are not limited to, overall level of demand, periodic promotions, required minimum shipping quantities and wholesaler competitive initiatives. If any or all of our major wholesalers decide to reduce the inventory they carry in a given period (subject to the terms of our fee-for-service agreements discussed below), our shipments and cash flow for that period could be substantially lower than historical levels.
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
Net Product Sales
     Our domestic net product sales for AVINZA, ONTAK, Targretin capsules and Targretin gel are determined on a sell-through basis less allowances for rebates, chargebacks, discounts, and losses to be incurred on returns from wholesalers resulting from increases in the selling price of the Company’s products. We recognize revenue for Panretin upon shipment to wholesalers as our wholesaler customers only stock minimal amounts of Panretin, if any. As such, wholesaler orders are considered to approximate end-customer demand for the product. Revenues from sales of Panretin are net of allowances for rebates, chargebacks, returns and discounts. For international shipments of our product, revenue is recognized upon shipment to our third-party international distributors. In addition, we incur certain distributor service agreement fees related to the management of our product by wholesalers. These fees have been recorded within net product sales. For ONTAK, we also have established reserves for returns from end customers (i.e. other than wholesalers) after sell-through revenue recognition has occurred.
     A summary of the revenue recognition policy used for each of our products and the expiration of the underlying patents for each product is as follows:

	Method	Revenue Recognition Event	Patent Expiration
AVINZA	Sell-through	Prescriptions	November 2017
ONTAK	Sell-through	Wholesaler out-movement	December 2014
Targretin capsules	Sell-through	Wholesaler out-movement	October 2016
Targretin gel	Sell-through	Wholesaler out-movement	October 2016
Panretin	Sell-in	Shipment to wholesaler	August 2016
International	Sell-in	Shipment to international distributor	February 2011 through April 2013
     For the years ended December 31, 2005, 2004, and 2003, net product sales recognized under the sell-through method represented 97%, 96%, and 94%, respectively, of total net product sales.

     Our total net product sales for 2005 were $166.1 million compared to $120.3 million in 2004 and $55.3 million in 2003. A comparison of sales by product is as follows (in thousands):

	Year Ended December 31,
	2005	2004	2003
AVINZA	$112,793	$69,470	$16,482
ONTAK	30,996	32,200	24,108
Targretin capsules	18,692	15,105	11,556
Other	3,600	3,560	3,178

Total product sales.	$166,081	$120,335	$55,324

AVINZA
     Sales of AVINZA were $112.8 million in 2005 compared to $69.5 million in 2004. This increase is due to higher prescriptions as a result of the increased level of marketing and sales activity under our co-promotion agreement with Organon, a shift in the mix of prescriptions to the higher doses of AVINZA, and the product’s success in achieving state Medicaid and commercial formulary status. Formulary access removes obstacles to physicians prescribing the product and facilitates patient access to the product through lower co-pays. Demand for AVINZA as measured by prescription levels (or patient consumption for channels with no prescription requirements) increased by 27% in 2005 compared to 2004, as reported by IMS Health. Sales of AVINZA in 2005 also benefited from the full year impact of a 9.0% price increase effective July 1, 2004 and the partial year impact of a 7% price increase effective April 1, 2005. Note that under the sell-through revenue recognition method, price increases do not impact demand sales until the product sells through the distribution channel.
     AVINZA sales for 2005 were negatively impacted by an increase in Medicaid rebates of approximately $4.4 million and an increase in managed care rebates of approximately $3.6 million, under contracts with pharmacy benefit managers (PBMs), group purchasing organizations (GPOs) and health maintenance organizations (HMOs).
     Upon an announced price increase, we revalue our estimate of deferred product revenue to be returned to recognize the potential higher credit a wholesaler may take upon product return determined as the difference between the new price and the previous price used to value the allowance. AVINZA sales in 2005 reflect an approximate $3.5 million reduction in sales, recorded during the three months ended March 31, 2005, for losses expected to be incurred on product returns resulting from an AVINZA price increase which became effective April 1, 2005. For the year, the impact on sales of the April 1, 2005 price increase was partially offset by a reduction in the allowance for return losses of approximately $2.9 million recorded during the three months ended December 31, 2005. This reduction resulted from lower rates of return on lots that closed out in the fourth quarter of 2005, thereby lowering the historical weighted average rate of return used for estimating the allowance for return losses. This compares to a $2.6 million loss in 2004 on product returns, which was recorded during the three months ended June 30, 2004 for an AVINZA price increase which became effective July 1, 2004.
     Lastly, product sales in 2005 and for the second half of 2004 are net of fees paid to our wholesaler customers under the fee for service agreements entered into during the third and fourth quarters of 2004.
     As discussed above, we expect AVINZA demand to show modest, if any, growth in 2006 due to, for example, declines in the Medicaid segment, as evidenced by slower demand for AVINZA in the fourth quarter of 2005 as compared to the third quarter of 2005. Any changes to our estimates for Medicaid prescription activity or prescriptions written under our managed care contracts may have an impact on our rebate liability and a corresponding impact on AVINZA net product sales. For example, a 20% variance to our estimated Medicaid and managed care contract rebate accruals for AVINZA as of December 31, 2005 could result in adjustments to our Medicaid and managed care contract rebate accruals and net product sales of approximately $1.0 million and $0.5 million, respectively.
     Sales of AVINZA were $69.5 million in 2004 compared to $16.5 million in 2003. This increase is due to increasing prescriptions as a result of the increased level of marketing and sales activity under our co-promotion arrangement with Organon. Demand for AVINZA as measured by prescription levels (or patient consumption for channels with no prescription requirements) increased by 235.6% for 2004 compared to 2003, as reported by IMS

Health. Sales in 2004 also benefited from a 9.9% price increase effective January 1, 2004 and a 9.0% price increase effective July 1, 2004.
     AVINZA sales were negatively impacted during 2004 by an increase in Medicaid rebates of approximately $11.3 million, which significantly increased in the fourth quarter of 2003, driven by increased prescriptions in states where AVINZA (1) obtained preferred formulary status relative to competing products and (2) came onto the state formulary but not in a preferred position. AVINZA sales during 2004 compared to 2003 were also impacted by an increase in managed care rebates of approximately $4.6 million under contracts entered into in late 2003 and early 2004 with pharmacy benefit managers (PBMs), group purchasing organizations (GPOs) and health maintenance organizations (HMOs).
ONTAK
     Sales of ONTAK were $31.0 million in 2005 compared to $32.2 million in 2004. ONTAK sales in 2005 compared to 2004 were negatively impacted by a 13% decrease in wholesaler out-movement due primarily to a decline in the office segment of the market, which has been impacted by negative changes in the Centers for Medicare and Medicaid Services reimbursement rates. Increases in the hospital segment have not been sufficient to offset the office segment trend. ONTAK sales for 2005 were also negatively impacted by a continued increase in chargebacks and rebates of approximately $1.5 million, due to changes in patient mix and the evolving reimbursement rates.
     The decrease in ONTAK sales in 2005 was partially offset by the full year impact of a 9% price increase effective January 1, 2004, which under the sell-through revenue recognition method does not impact net product sales until the product sells through the distribution channel, and the partial year impact of a 7% price increase effective January 1, 2005 and a 4% price increase effective July 1, 2005. Net product sales for the 2004 periods are also net of promotional discounts and amounts paid to wholesalers for marketing support. In connection with the implementation of fee for service agreements in the third quarter of 2004, the Company no longer provides to wholesalers promotional discounts or marketing support payments. Accordingly, sales of ONTAK for 2005 reflect no such discounts compared to approximately $2.8 million for 2004. The impact of no discounts and marketing support payments in the 2005 periods on net product sales is offset by a full year of fees paid to wholesalers under the fee for service agreements for 2005 compared to only six months for the year ended December 31, 2004.
     We continue to study changes to the Centers for Medicare and Medicaid Services reimbursement rates and expect improved reimbursement rates for 2006.
     Sales of ONTAK were $32.2 million in 2004 compared to $24.1 million in 2003. Sales in 2004 were positively impacted by a 9% price increase effective January 1, 2004 and increasing use (impacted in part by expanded clinical data) in CTCL, CLL, and NHL. Demand for ONTAK as measured by shipments to end users as reported by our wholesalers increased by 28.0% for 2004 compared to 2003. Sales of ONTAK in 2004 were negatively impacted, however, by a continued increase in chargebacks and rebates of approximately $1.9 million due to changes in patient mix and evolving reimbursement rates.
Targretin Capsules
     Sales of Targretin capsules were $18.7 million in 2005 compared to $15.1 million in 2004. This increase reflects the full year impact of a 7% price increase effective January 1, 2004 which under the sell-through revenue recognition method does not impact net product sales until the product sells-through the distribution channel and therefore had only a limited impact on net sales for the same 2004 period, and the partial year impact of a 7% price increase effective January 1, 2005 and a 5% price increase effective July 1, 2005. Based on information provided by IMS Health, demand for Targretin capsules, as measured by product out-movement, increased by 8.2% in 2005 compared to 2004. Lastly, Targretin capsules product sales for 2005 are net of a full year of fees paid to our wholesaler customers under the fee for service agreements entered into during the third and fourth quarters of 2004.
     In June 2004, the Centers for Medicare and Medicaid Services (CMS) announced formal implementation of the Section 641 Demonstration Program under the Medicare Modernization Act of 2003 including reimbursement under

Medicare for Targretin for patients with CTCL. As a result, we continue to expect improved patient access for Targretin in 2006.
     Sales of Targretin capsules were $15.1 million in 2004 compared to $11.6 million in 2003. This increase reflects a 7% price increase effective January 1, 2004 and the full year impact of a 15% price increase effective April 1, 2003. Additionally, demand for Targretin capsules as measured by product outmovement increased by 5.4% for 2004 compared to 2003, as reported by IMS Health.
Sale of Royalty Rights
     Revenue from the sale of royalty rights represents the sale to third parties of rights and options to acquire future royalties we may earn from the sale of products in development with our collaborative partners. In those instances where we have no continuing involvement in the research or development of these products, sales of royalty rights are recognized as revenue in the period the transaction is consummated or the options are exercised or expire. See Note 2 to our consolidated financial statements for further discussion of our revenue recognition policy with respect to sales of royalty rights.
     Sale of royalty rights recognized in 2004 and 2003 amounted to $31.3 million and $11.8 million, respectively, net of the deferral of offset rights of $1.4 million and $0.6 million, respectively, and the recognition in 2004 and 2003 of $0.2 million and $0.1 million, respectively, of option value deferred in previous periods. There was no sale of royalty rights in 2005.
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
     Under the underlying royalty agreements, both Pfizer and Wyeth have the right to offset a portion of any future royalty payments owed to the Company. Accordingly, we deferred a portion of the revenue associated with each tranche of royalty right sold, including rights acquired upon the exercise of options, equal to the pro-rata share of the potential royalty offset. Such amounts associated with the offset rights against future royalty payments will be recognized as revenue upon receipt of future royalties from the respective partners.
Collaborative Research and Development and Other Revenue
     Collaborative research and development and other revenues for 2005 were $10.5 million compared to $11.8 million for 2004 and $14.0 million for 2003. Collaborative research and development and other revenues include reimbursement for ongoing research activities, earned development milestones, and recognition of prior years’ up-front fees previously deferred in accordance with Staff Accounting Bulletin (SAB) No. 101 — Revenue Recognition, as amended by SAB 104 (hereinafter referred to as SAB104). Revenue from distribution agreements includes recognition of up-front fees collected upon contract signing and deferred over the life of the distribution arrangement and milestones achieved under such agreements.
     A comparison of collaborative research and development and other revenues is as follows (in thousands):

	Year Ended December 31,
	2005	2004	2003
Collaborative research and development	$3,513	$7,843	$10,887
Development milestones	6,704	3,681	2,807
Other	310	311	314

	$10,527	$11,835	$14,008

     Collaborative Research and Development. The decrease in ongoing research activities reimbursement revenue in 2005 compared to 2004 is due to the termination in November 2004 of our research arrangement with Lilly which contributed $4.0 million to revenue in 2004.
     The decrease in ongoing research activities reimbursement revenue in 2004 compared to 2003 is due to lower funding from our research arrangement with Lilly, which contributed $4.0 million to revenue in 2004 compared to $5.7 million in 2003. Additionally, the decrease is due to the contractually agreed lower level of research activity and funding under our research arrangement with TAP, which contributed $3.4 million to revenue in 2004 compared to $4.2 million in 2003.
     Development Milestones. Development milestones revenue in 2005 reflects net development milestones of $3.0 million earned from GlaxoSmithKline in connection with the commencement of Phase II studies of eltrombopag and Phase I studies of SB-559448 for the treatment of thrombocytopenia; $1.4 million, net for prior milestones received from Wyeth in connection with an agreement in the fourth quarter of 2005 to amend the research, development, and license agreement between Ligand and Wyeth; $1.2 million earned from Lilly in connection with the commencement of Phase II trials of LY674 for the treatment of atherosclerosis; and $1.1 million from TAP in connection with TAP’s filing of an IND for LGD2941.
     Development milestones revenue in 2004 includes net development milestones of $2.0 million from Pfizer as a result of Pfizer’s filing with the FDA of a new drug application for lasofoxifene, $0.8 million earned from TAP in connection with TAP’s selection of an additional selective androgen receptor modulator (SARM) as a second clinical candidate for development for the treatment of major androgen-related diseases, and $0.8 million earned from GlaxoSmithKline. Development milestone revenue in 2003 represents $0.9 million earned from Wyeth, a $1.1 million milestone from Lilly, and a $0.8 million milestone from GlaxoSmithKline.
Gross Margin
     Gross margin on product sales was 76.0% in 2005 compared to 66.9% in 2004 and 52.0% in 2003. The increase in the margin in 2005 compared to 2004 is primarily due to the increase in sales of AVINZA. AVINZA represented 67.9% of net product sales for 2005 compared to 57.7% for 2004 and 30.0% for 2003. For both AVINZA and ONTAK we have capitalized license, royalty and technology rights recorded in connection with the acquisition of the rights to those products and accordingly, margins improve as sales of these products increase and there is greater coverage of the fixed amortization of the intangible assets. AVINZA cost of product sold includes the amortization of license and royalty rights capitalized in connection with the restructuring of our AVINZA license and supply agreement in November 2002. The total amount of capitalized license and royalty rights, $114.4 million, is being amortized to cost of product sold on a straight-line basis over 15 years. The total amount of ONTAK acquired technology, $45.3 million, is also amortized to cost of product sold on a straight-line basis over 15 years. ONTAK margins were also positively impacted during 2005 by lower royalties as a result of the restructuring of the Company’s royalty obligation to Lilly as further discussed under “Recent Development — Restructuring of ONTAK Royalty.” This restructuring resulted in no royalty liability owed to Lilly in 2005. This impact was partially offset by amortization of the $33.0 million paid to Lilly to restructure the ONTAK royalty and the recognition of deferred royalty expense previously paid to Lilly which under the sell-through revenue recognition method is recognized as the related product sales are recognized. The amount paid to restructure the ONTAK royalty is being amortized through 2014, the remaining life of the underlying patent, using the greater of the straight-line method or expense determined based on the tiered royalty schedule set forth under “Restructuring of ONTAK Royalty” above. In accordance with SFAS 142, Goodwill and Other Intangibles (“SFAS 142”), for both AVINZA and ONTAK, capitalized license, royalty and technology rights are amortized on a straight-line basis since the pattern in which the economic benefits of the assets are consumed (or otherwise used up) cannot be reliably determined. At December 31, 2005, acquired technology and products rights, net totaled $146.8 million.
     Gross margins in 2005 were also favorably impacted by price increases on ONTAK, Targretin capsules and Targretin gel which became effective January 1, 2004 and July 1, 2005 and for AVINZA which became effective July 1, 2004 and April 1, 2005. Under the sell-through revenue recognition method, changes to prices do not impact net product sales and therefore gross margins until the product sells-through the distribution channel. Additionally, gross margin in 2004 reflects a charge to royalty expense in the amount of $3.0 million, recorded in the fourth quarter of 2004, for deferred royalties at the end of the contracted royalty period for which we did not have offset rights. Under the sell-through revenue recognition method, royalties paid based on unit shipments to wholesalers are deferred and recognized as royalty expense as those units are sold through and recognized as revenue. Royalties paid to technology partners are deferred as we have the right to offset royalties paid for product that are later returned against subsequent royalty obligations. Royalties for which we do not have the right to offset, however, (for example, at the end of the contracted royalty period) are expensed in the period the royalty obligation becomes due.
     Gross margin in 2005 compared to 2004 was negatively impacted, however, by a higher proportionate level of AVINZA rebates and ONTAK chargebacks and rebates and the costs associated with our wholesaler distribution service agreements. Additionally, gross margin in 2005 compared to 2004 was negatively impacted by a $0.5 million write-off of ONTAK finished goods inventory due to the Company’s updated assessment of the timing of certain clinical trials.
     Gross margin on product sales was 66.9% in 2004 compared to 52.0% in 2003. The increase in the margin was primarily due to the increase in sales of AVINZA. Gross margin in 2004 was also favorably impacted by price increases on our products which became effective January 1, 2004 and July 1, 2004 and a lower level of promotional discounts paid to the Company’s wholesaler customers. In the third and fourth quarters of 2004, we entered into distribution service agreements with the majority of our wholesaler customers. In connection with the implementation of these agreements, we no longer offer wholesalers promotional discounts or incentives. The cost of AVINZA product sold in 2004 also reflects the full-year impact of a reduction to the pricing of AVINZA purchases from Elan which occurred in prior periods. In November 2002, the Company and Elan agreed to amend the terms of the AVINZA license and supply agreement. Under the terms of the amended agreement, Elan’s adjusted royalty and supply price of AVINZA was reduced to approximately 10% of the product’s net sales, compared to approximately 30-35% in the prior agreement. Under the sell-through revenue recognition model, product shipped to the wholesaler is recorded as “deferred cost of goods sold” and subsequently recognized as cost of sales when it sells-through. Accordingly, the majority of product manufactured by Elan in 2002 at the higher contractual cost of production sold-through and was recognized as cost of sales in 2003. As a result, AVINZA gross margins for 2003 under sell-through revenue recognition reflect this higher product cost compared to cost of product sold in 2004.
     Gross margin in 2004 compared to 2003 was negatively impacted, however, by a higher proportionate level of AVINZA rebates and ONTAK chargebacks and rebates and the costs associated with our wholesaler distribution service agreements. Additionally, as discussed above, gross margin in 2004 reflects a charge to royalty expense in the amount of $3.0 million for deferred royalties at the end of the contracted royalty period for which we did not have offset rights.
     Overall, given the fixed level of amortization of the capitalized AVINZA license and royalty rights, we expect the AVINZA gross margin percentages in 2006 to continue to increase as sales of AVINZA increase.

Research and Development Expenses
     Research and development expenses were $56.1 million in 2005 compared to $65.2 million in 2004 and $66.7 million in 2003. The major components of research and development expenses are as follows (in thousands):

	Years Ended December 31,
	2005	2004	2003
Research

Research performed under collaboration agreements	$3,611	$7,853	$10,535
Internal research programs	20,839	15,517	12,013

Total research	24,450	23,370	22,548

Development

New product development	18,794	28,329	30,771

Existing product support (1)	12,831	13,505	13,359

Total development	31,625	41,834	44,130

Total research and development	$56,075	$65,204	$66,678

(1)	Includes costs incurred to comply with post-marketing regulatory commitments.
     Spending for research expenses amounted to $24.5 million for 2005 compared to $23.4 million for 2004. The overall increase in 2005 is due to an increased level of internal program research in the area of thrombopoietin (TPO) agonists. This increase is partially offset by a decrease in research performed under collaboration agreements due primarily to a lower contractual level of research funding under our agreement with TAP and lower research funding under the Lilly collaboration which concluded in November 2004.
     Spending for development expenses decreased to $31.6 million for 2005 compared to $41.8 million for 2004. Such decrease reflects a lower level of expense for both new product development and existing product support. The decrease in expenses for new product development is due primarily to a reduced level of spending on Phase III clinical trials for Targretin capsules in NSCLC. In March 2005, we announced that the final data analysis for Targretin capsules in NSCLC showed that the trials did not meet their endpoints of improved overall survival and projected two-year survival. We are continuing to analyze the data and apply it to the continued development of Targretin in NSCLC. The decrease in existing product support in 2005 as compared to 2004 is primarily due to lower expenses for Targretin capsules and ONTAK post-marketing regulatory studies.
     Overall, spending for research expenses remained relatively constant in 2004 compared to 2003, with increases in expenses for internal research programs offset by decreases in expenses for research performed under collaboration agreements. The decrease in expenses for research performed under collaboration agreements was due primarily to a lower contractual level of research funding under our agreement with TAP and a lower level of research funding agreed to with Lilly in connection with the November 2003 extension of our collaboration agreement through November 2004. The increase in internal research program expenses in 2004 compared to the 2003 period reflects an increased level of effort in the areas of thrombopoietin (TPO) agonists and peroxisome proliferation activated receptors (PPARs). The level of effort on selective androgen receptor modulators (SARMs) remained constant in 2004 as compared to 2003. Spending for development expenses decreased to $41.8 million in 2004 compared to $44.1 million in 2003 reflecting a lower level of expense for new product development. The decrease in expenses for new product development is due primarily to a reduced level of spending on Phase III clinical trials for Targretin capsules in NSCLC, which became fully enrolled in 2003. The decrease in 2004 as compared to 2003 is partially offset by a $1.1 million payment to The Salk Institute in March 2004 to buy out milestone payments, other payment sharing obligations and royalty payments due on future sales of lasofoxifene, a product under development by Pfizer. Pfizer filed an NDA for lasofoxifene with the FDA in August 2004.

     A summary of our significant internal research and development programs is as follows:

Program	Disease/Indication	Development Phase
AVINZA	Chronic, moderate-to-severe pain	Marketed in U.S.
Phase IV

ONTAK	CTCL	Marketed in U.S., Phase IV
	Chronic lymphocytic leukemia	Phase II
	Peripheral T-cell lymphoma	Phase II
	B-cell Non-Hodgkin’s lymphoma	Phase II
	NSCLC third line	Phase II

Targretin capsules	CTCL	Marketed in U.S. and Europe
	NSCLC first-line	Phase III
	NSCLC monotherapy	Planned Phase II/III
	NSCLC second/third line	Planned Phase II/III
	Advanced breast cancer	Phase II
	Renal cell cancer	Phase II

Targretin gel	CTCL	Marketed in U.S.
	Hand dermatitis (eczema)	Planned Phase II/ III
	Psoriasis	Phase II

LGD4665 (Thrombopoietin oral mimic)	Thrombocytopenias (TCP), other TCPs	IND Track

LGD5552 (Glucocorticoid agonists)	Inflammation, cancer	IND Track

Selective androgen receptor modulator, e.g., LGD3303 (agonist/antagonist)	Male hypogonadism, female & male osteoporosis, male & female sexual dysfunction, frailty. Prostate cancer, hirsutism, acne, androgenetic alopecia.	Pre-clinical
     We do not provide forward-looking estimates of costs and time to complete our ongoing research and development projects, as such estimates would involve a high degree of uncertainty. Uncertainties include our ability to predict the outcome of complex research, our ability to predict the results of clinical studies, regulatory requirements placed upon us by regulatory authorities such as the FDA and EMEA, our ability to predict the decisions of our collaborative partners, our ability to fund research and development programs, competition from other entities of which we may become aware in future periods, predictions of market potential from products that may be derived from our research and development efforts, and our ability to recruit and retain personnel or third-party research organizations with the necessary knowledge and skills to perform certain research. Refer to “Item 1A. Risks and Uncertainties” for additional discussion of the uncertainties surrounding our research and development initiatives.
Selling, General and Administrative Expenses
     Selling, general and administrative expenses were $74.7 million for 2005 compared to $65.8 million for 2004 and $52.5 million for 2003. The increase for 2005 reflects a higher level of costs associated with additional Ligand sales representatives hired in the second and third quarter of 2004 to promote AVINZA and higher advertising and promotion expenses for AVINZA, ONTAK and Targretin capsules. The 2005 period also reflects higher accounting and legal expenses incurred in connection with the Audit Committee’s review of the Company’s consolidated financial statements, the restatement and re-audits of the Company’s consolidated financial statements and ongoing shareholder litigation. We expect selling, general and administrative expenses in 2006 to be higher than 2005 due to a continuing higher level of accounting expenses, including costs of compliance with the Sarbanes-Oxley Act, higher audit fees and consultant expenses, expected costs to be incurred in connection with employee retention agreements discussed under “Recent Developments” above, and higher AVINZA related clinical, advertising and promotion expenses Prior to the termination agreement with Organon, the companies shared equally all costs for AVINZA clinical, advertising, and promotion activities In connection with the termination of the Organon co-

promotion agreement, however, starting in January 2006, we are now solely responsible for all such expenses. These increases are expected to be partially offset by lower sales force expenses as a result of the reduction in our AVINZA primary care sales force as discussed under “Recent Developments” above.
     The increase in 2004 compared to 2003 is primarily due to costs associated with 36 additional Ligand sales representatives hired to promote AVINZA and higher advertising and promotion expenses for AVINZA in connection with our co-promotion activities with Organon which started in March 2003. The 36 additional sales representatives were hired in the second and third quarters of 2004 resulting in higher expenses in the third and fourth quarters of 2004 compared to the first two quarters of 2004 and the full year of 2003. Marketing expenses also increased in 2004 as a result of our increased emphasis on physician-attended product information and advisory meetings for AVINZA. Additionally, selling, general and administrative expenses reflect increased costs incurred in 2004 in connection with the development of an alternate source of supply (Cardinal Health PGS LLC or “Cardinal”) for AVINZA.
Co-promotion Expense
     Co-promotion expense payable to Organon amounted to $32.5 million in 2005 compared to $30.1 million for 2004 and $9.4 million for 2003. Prior to the restatement of our revenues to the sell-through revenue recognition method and through the third quarter of 2005, prior to the termination of the co-promotion agreement as discussed under “Overview,” we calculated the amount owed to Organon using the sell-in revenue recognition method. Since revenues based on the sell-in revenue recognition method were higher than revenues based on the sell-through revenue recognition method for 2004 and 2003, the co-promotion expense for these years is higher than the contracted 30% rate. Likewise, the co-promotion expense for the nine months ended September 30, 2005 was determined using the sell-in revenue recognition method, which was lower than reported revenues based on sell-through revenue recognition. Accordingly, co-promotion expense for this period as a percentage of net AVINZA sales (28%) was lower than the contracted rate of 30%. As previously disclosed, the companies were in discussions regarding the calculation of prior co-promote fees under the co-promotion agreement. In connection with the termination of the co-promotion agreement, the companies resolved their disagreement concerning prior co-promote fees and as a result, we paid Organon $14.75 million in January 2006. Resolution of this matter resulted in no material adjustment to amounts previously recorded for co-promotion expense. Additionally, in connection with the termination agreement, the companies agreed that Organon would be paid 30% of reported U.S. GAAP net sales for the fourth quarter of 2005. This resulted in fourth quarter 2005 co-promotion expense of $10.0 million which was paid in February 2006. During the transition period of the termination agreement, the companies agreed that Organon would be paid 23% of reported U.S. GAAP net sales through September 30, 2006. After termination, Ligand will make quarterly royalty payments to Organon equal to 6.5% of AVINZA net sales through December 31, 2012 and thereafter 6.0% through patent expiration, currently anticipated to be November 2017. Additionally, as described above, Ligand will now pay 100% of all AVINZA related clinical, advertising, and promotion expenses.
     The termination and return of rights transaction with Organon requires the analysis of several complex accounting alternatives. Accordingly, we are still in the process of determining the appropriate accounting treatment for the transaction in 2006 and going forward. Certain of these alternatives, however, could result in the recognition of significant additional expense in our consolidated statement of operations for the first quarter of 2006. We expect to complete our determination of the appropriate accounting by the time we file our first quarter 2006 Form 10-Q.
Other Expenses, Net
     Other expenses, net were $9.9 million for 2005 compared to $7.5 million for 2004 and $20.4 million for 2003.
     Interest expense increased to $12.5 million for 2005 compared to $12.3 million for 2004 and $11.1 million for 2003. Interest expense in 2005, 2004, and 2003 primarily represents interest on the $155.3 million of 6% convertible subordinated notes that we issued in November 2002. The increase in interest expense in 2004 compared to 2003 is due primarily to interest on a note payable secured by one of our corporate office buildings. Effective December 31, 2003, the entity from which we leased the building (Nexus Equity VI LLC or “Nexus”) was consolidated in connection with the implementation of FIN 46(R) “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51.” Prior to that, the lease arrangement with Nexus was treated as an operating lease. We subsequently acquired the portion of Nexus we did not previously own in April 2004.

     Other, net reflects income of $0.7 million in 2005 compared to $3.7 million in 2004 and net expenses of $10.0 million in 2003. In September 2004, we agreed to vote our shares of X-Ceptor in favor of the acquisition of X-Ceptor by Exelixis Inc. (“Exelixis”). Exelixis’ acquisition of X-Ceptor was subsequently completed in October, 2004 and in connection therewith, Ligand received shares of Exelixis common stock. The shares were restricted securities for which a resale registration statement has been filed. Such shares are subject to trading restrictions for up to two years. Additionally, approximately 21% of the shares were placed in escrow for up to one year to satisfy indemnification and other obligations. As of December 31, 2005, there were no shares remaining in escrow. We recorded a net gain on the transaction in the fourth quarter of 2004 of approximately $3.7 million, based on the fair market value of the consideration received.
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
     We implemented FIN 46(R) effective December 31, 2003, and consolidated the entity from which we leased one of our two corporate office buildings as of that date, as we determined that the entity was a VIE, as defined by FIN 46(R), and that we would absorb a majority of its expected losses if any, as defined by FIN 46(R). Accordingly, we consolidated the assets of the entity, which consist of land, the building, and related tenant improvements, with a total carrying value of $13.6 million, net of accumulated depreciation. Additionally, we consolidated the entity’s debt of $12.5 million and non-controlling interest of $0.6 million. In connection with the implementation of FIN 46(R), we also recorded a $2.0 million charge ($0.03 per share) as a cumulative effect of the accounting change on December 31, 2003.
Income Taxes
     Income tax expense was $0.1 million for 2005 compared to approximately $0.2 million for 2004 and $0.1 million in 2003. At December 31, 2005, we have both federal and state net operating loss carryforwards of approximately $554.5 million and $73.2 million, respectively, which will begin expiring in 2006. The difference between the federal and California tax loss carryforwards is primarily due to the capitalization of research and development expenses for California income tax purposes and the 50% to 60% limitation on losses incurred prior to 2004 in California. We have $25.5 million of federal research and development credits carryforwards which will expire beginning in 2006, and $15.4 million of California research and development credits that have no expiration date.
     Pursuant to Internal Revenue Code Sections 382 and 383, use of a portion of net operating loss and credit carryforwards related to Glycomed and Seragen will be limited because of cumulative changes in ownership of more than 50% that occurred within three periods during 1989, 1992, and 1996. Such tax net operating loss and credit carryforwards have been reduced, including the related deferred tax assets. The Company has also completed a 382 study for Ligand, excluding Glycomed and Seragen, and has determined that Ligand’s net operating losses and credits are not currently subject to any limitations under Internal Revenue Code Sections 382 and 383. Future changes in ownership could result in limitations of utilization of Ligand’s net operating losses and credits under Internal Revenue Code Sections 382 and 383.
     The Company’s research and development credits pertain to federal and California jurisdictions. These jurisdictions require that the Company create minimum documentation and support, such as done via a “Research &

Development Credit Study”. In the absence of sufficient documentation and support these government jurisdictions may disallow some or all of the credits. Although the Company has not completed a formal study, the Company believes that it maintains sufficient documentation to support the benefiting of the credits in the consolidated financial statements. Prior to utilizing a significant portion of the credits to reduce taxes payable, the Company will review its documentation and support to determine if a formal study is necessary.
Liquidity and Capital Resources
     We have financed our operations through private and public offerings of our equity securities, collaborative research and development and other revenues, issuance of convertible notes, product sales, capital and operating lease transactions, accounts receivable factoring and equipment financing arrangements and investment income.
     Working capital was a deficit of $102.2 million at December 31, 2005 compared to a deficit of $48.5 million at December 31, 2004. Cash, cash equivalents, short-term investments, and restricted investments totaled $88.8 million at December 31, 2005 compared to $114.9 million at December 31, 2004. We primarily invest our cash in United States government and investment grade corporate debt securities. Restricted investments at December 31, 2005 consist of certificates of deposit held with a financial institution as collateral under equipment financing and third-party service provider arrangements. Restricted investments at December 31, 2004 also included shares of Exelixis common stock, that had certain trading limitations, received in connection with the sale of our shares of X-Ceptor.
Operating Activities
     Operating activities provided cash of $8.4 million in 2005, $5.8 million in 2004, and $0.3 million in 2003. Operating cash flow in 2005 benefited from increased product shipments primarily due to the growth of AVINZA and lower development expenses as a result of the conclusion of the clinical trials for Targretin capsules in NSCLC in March 2005. Operating cash was negatively impacted, however, by increased accounting and legal expenses in connection with the restatement of our prior period consolidated financial statements, SEC investigation, and shareholder litigation.
     Non-cash operating items in 2005 increased $8.4 million compared to 2004 and decreased $8.7 million compared to 2003. The change compared to 2004 includes higher amortization of acquired technology and license rights of $3.0 million resulting from the capitalizaton of $33.0 million paid to Lilly in connection with the restructuring of the Company’s ONTAK royalty agreement. Additionally, non-cash operating items in 2004 included a development milestone of approximately $2.0 million received from Pfizer, in connection with Pfizer’s filing with the FDA of a new drug application for lasofoxifene, paid in stock in September 2004, and a net gain on sale of equity investments totaling $3.7 million. Non-cash operating items in 2003 include the $9.0 million write-off of the $5.0 million X-Ceptor payment to extend our X-Ceptor purchase right and capitalization of the purchase right of $4.0 million in March 2003, in connection with our decision to not acquire X-Ceptor, and the non-cash cumulative effect of the change in accounting principle (approximately $2.0 million) recognized in connection with the implementation of FIN 46(R).
     Changes in operating assets and liabilities provided cash of $26.6 million in 2005 primarily due to increases in accounts payable and accrued liabilities of $13.7 million, deferred revenue of $4.7 million, decreases in accounts receivable, net of $9.9 million, and decreases in other current assets of $2.0 million, partially offset by an increase in inventories of $3.4 million. This compares to cash provided by changes in operating assets and liabilities of $41.2 million in 2004 primarily due to increases in deferred revenue of $47.9 million and accounts payable and accrued liabilities of $9.8 million, partially offset by increases in accounts receivable and inventories of $11.9 million and $3.3 million, respectively. For 2003, cash provided by changes in operating assets and liabilities provided cash of $69.9 million primarily due to increases in deferred revenue of $57.0 million and accounts payable and accrued liabilities of $24.2 million, partially offset by increases in accounts receivable and inventories of $6.5 million and $3.5 million, respectively.
     The increase in deferred revenue in each period reflects shipments of product into the wholesale and retail distribution channels offset in part by end-customer product demand recognized as revenue under the sell-through revenue recognition method. The decrease in accounts receivable in the 2005 period reflects a decrease in gross accounts receivable at quarter-end as wholesalers are now purchasing product more consistently throughout each quarter in accordance with the requirements of the distribution services agreements. The increase in accounts receivable in 2004 and 2003 reflects increasing wholesaler purchases in connection with the growth of product demand, primarily AVINZA for which co-promotion activities with Organon started in 2003. Likewise, the increase in accounts payable and accrued liabilities for each year primarily reflects the growth in Medicaid rebates and government chargebacks in connection with the growth in demand of AVINZA and ONTAK. Additionally, the increase in accrued liabilities in the 2005 period reflects the delay in payment of co-promotion expenses to Organon for the second and third quarters of 2005 to the first quarter of 2006 in connection with the terminationof the co-promotion agreement, as further discussed under “Recent Developments” above. Operating cash flows in 2003 also benefited from the impact of the accounts receivable factoring arrangement which was entered into in the second quarter of 2003.
     In connection with the termination of the co-promotion agreement, we will pay Organon $37.75 million on or before October 15, 2006 and $10.0 million on or before January 15, 2007, provided that Organon has made its minimum required level of sales calls. Additionally, we agreed to pay Organon 23% of AVINZA net sales for co-promotion activities through September 30, 2006 (the transition period), and a 6.5% royalty on AVINZA net sales through December 31, 2012 and thereafter a 6.0% royalty through patent expiration.
Investing Activities
     Investing activities used cash of $33.7 million in 2005 and provided cash of $19.6 million in 2004 and used cash of $14.2 million in 2003. The use of cash in 2005 reflects $33.0 million of payments for the buy-down of ONTAK royalty payments in connection with the amended royalty agreement entered into in November 2004 between the Company and Lilly, and $2.6 million of purchases of property and equipment. Additionally, the use of cash in 2005 was partially offset by the net proceeds from the sale of short-term investments of $1.9 million.
     Cash provided by investing activities for 2004 reflects net proceeds of $14.1 million from the sale of short-term investments and $9.2 million from the maturing of restricted investments which was used to pay interest on our 6% convertible subordinated notes. The use of cash for investing activities in 2004 reflects $3.6 million for purchases for property and equipment. The use of cash in 2003 reflects the net purchase of short-term investments of $18.0 million, a $4.1 million payment to Elan in connection with the November 2002 restructuring of the AVINZA license and supply agreement and capital purchases of $2.8 million. Cash provided by investing activities for 2003 includes $10.4 million from the maturing of restricted investments which was subsequently used to pay interest on our 6% convertible subordinated notes.
Financing Activities
     Financing activities used cash of $0.2 million in 2005 compared to cash provided of $7.9 million in 2004 and $32.1 million in 2003. Cash used in financing activities in 2005 reflects repayment of long-term debt and net payments under equipment financing arrangements of $0.3 million and $0.8 million, respectively, partially offset by net proceeds from the exercise of employee stock options and stock purchases under the Company’s employee stock purchase plan of $0.9 million.
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
     Certain of our property and equipment is pledged as collateral under various equipment financing arrangements. As of December 31, 2005, $5.8 million was outstanding under such arrangements with $2.4 million classified as current. Our equipment financing arrangements have terms of three to five years with interest ranging from 4.73% to 9.33%.
     We believe our available cash, cash equivalents, short-term investments and existing sources of funding will be sufficient to satisfy our anticipated operating and capital requirements through at least the next 12 months. Our future operating and capital requirements will depend on many factors including: the effectiveness of our commercial activities including during the transition period of our AVINZA co-promotion agreement with Organon, which will conclude September 30, 2006; the pace of scientific progress in our research and development programs; the magnitude of these programs; the scope and results of preclinical testing and clinical trials; the time and costs involved in obtaining regulatory approvals; the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims; competing technological and market developments; the ability to establish additional collaborations or changes in existing collaborations; the efforts of our collaborators; and the cost of production. We will also consider additional equipment financing arrangements similar to arrangements currently in place.
Leases and Off-Balance Sheet Arrangements
     We lease certain of our office and research facilities under operating lease arrangements with varying terms through July 2015. The agreements provide for increases in annual rents based on changes in the Consumer Price Index or fixed percentage increases ranging from 3% to 7%.
Contractual Obligations
     As of December 31, 2005, future minimum payments due under our contractual obligations are as follows (in thousands):

	Payments Due by Period
		Less than
	Total	1 year	1-3 years	3-5 years	After 5 years
Capital lease obligations (1)	$6,513	$2,777	$3,408	$328	$—
Operating lease obligations	20,370	2,995	3,860	3,833	9,682
Loan payable to bank (2)	14,000	1,191	12,809	—	—
6% Convertible Subordinated Notes (3)	173,880	9,315	164,565	—	—
Other liabilities (4)	3,600	3,098	502	—	—
Distribution service agreements	5,865	5,865	—	—	—
Consulting agreements	855	855	—	—	—
Manufacturing agreements	10,731	10,731	—	—	—

Total contractual obligations	$235,814	$36,827	$185,144	$4,161	$9,682

(1)	Includes $0.7 million of interest payments.

(2)	Includes interest of $0.8 million and $1.3 million for 2006 and for the period from 2007 to 2008, respectively.

(3)	Includes interest of $9.3 million and $9.3 million for 2006 and 2007, respectively.

(4)	Other liabilities include merger contingencies and a liability under a royalty financing arrangement. Deferred revenues are excluded because they have no effect on future liquidity.
     As of December 31, 2005, we have net open purchase orders (defined as total open purchase orders at year end less any accruals or invoices charged to or amounts paid against such purchase orders) totaling approximately $14.5 million. In the next 12 months, we also plan to spend approximately $3.2 million on capital expenditures.
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
     In January 2006, we signed an agreement with Organon that terminated the AVINZA co-promotion agreement between the two companies and returns AVINZA rights to Ligand. In connection with this agreement, we will pay

Organon $37.75 million on or before October 15, 2006 and $10.0 million on or before January 15, 2007, provided that Organon has made its minimum required level of sales calls. After termination, we will make quarterly royalty payments to Organon equal to 6.5% of AVINZA net sales through December 31, 2012 and thereafter 6.0% through patent expiration, currently anticipated to be November 2017. The termination and return of rights transaction with Organon requires the analysis of several complex accounting alternatives. Accordingly, we are still in the process of determining the appropriate accounting treatment for the transaction in 2006 and going forward. Certain of these alternatives, however, could result in the recognition of significant additional expense in our consolidated statement of operations for the first quarter of 2006. We expect to complete our determination of the appropriate accounting by the time we file our first quarter 2006 Form 10-Q.
     In March 2006, we entered into employee retention agreements with approximately 67 of our key employees, including a number of our executive officers. The agreements provide for certain retention or stay bonus payments to be paid in cash and/or stock options under specified circumstances as an additional incentive to remain employed in good standing with the Company. The retention or stay bonus generally vest at the end of 2006 and total payments to employees of approximately $2.7 million would be made in January 2007 if all the participants qualify for the payments. Stock options granted totaled approximately 122,000 and have an exercise price of $11.90.
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
     The Company recognizes product revenue in accordance with SAB 104 and SFAS 48 — “Revenue Recognition When Right of Return Exists” (SFAS 48). SAB 104 states that revenue should not be recognized until it is realized or realizable and earned. Revenue is realized or realizable and earned when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller’s price to the buyer is fixed and determinable; and (4) collectibility is reasonably assured. SFAS 48 states that revenue from sales transactions where the buyer has the right to return the product shall be recognized at the time of sale only if (1) the seller’s price to the buyer is substantially fixed or determinable at the date of sale, (2) the buyer has paid the seller, or the buyer is obligated to pay the seller and the obligation is not contingent on resale of the product, (3) the buyer’s obligation to the seller would not be changed in the event of theft or physical destruction or damage of the product, (4) the buyer acquiring the product for resale has economic substance apart from that provided by the seller, (5) the seller does not have significant obligations for future performance to directly bring about resale of the product by the buyer, and (6) the amount of future returns can be reasonably estimated.
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
     For the years ended December 31, 2005, 2004, and 2003, net product sales recognized under the sell-through method represented approximately 97%, 96% and 94%, respectively, of total net product sales.
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
     We use information from external sources to estimate our gross product sales under the sell-through revenue recognition method and significant gross to net sales adjustments. Our estimates include product information with respect to prescriptions, wholesaler out-movement and inventory levels, and retail pharmacy stocking levels, and our own internal information. We receive information from IMS Health, a supplier of market research to the pharmaceutical industry, which we use to estimate sell-through demand for our products and retail pharmacy inventory levels. We also receive wholesaler out-movement and inventory information from our wholesaler customers that is used to support and validate our demand-based, sell-through revenue recognition estimates. Additionally, we use wholesaler provided out-movement information to estimate ONTAK sell-through revenue as this data is not available from IMS. The inventory information received from wholesalers is a product of their record-keeping process and their internal controls surrounding such processes.

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
Sale of Royalty Rights
     Revenue from the sale of royalty rights represents the non-refundable sale to third parties of rights for and exercise of options to acquire future royalties the Company may earn from the sale of products in development with its collaborative partners. If the Company has no continuing involvement in the research, development or marketing of these products, sales of royalty rights are recognized as revenue in the period the transaction is consummated or the options are exercised or expired. If the Company has significant continuing involvement in the research, development or marketing of the product, proceeds received for the sale of royalty rights are accounted for as a financing arrangement in accordance with EITF 88-18: — “Sales of Future Revenues.”
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
Net Product Sales
     The Company’s net product sales represent total product sales less allowances for rebates, chargebacks, discounts, promotions, and losses to be incurred on returns from wholesalers resulting from increases in the selling price of the Company’s products. In addition, the Company incurs certain distributor service agreement fees related to the management of its product by wholesalers. These fees have been recorded within net revenues. For ONTAK, the Company also has established reserves for returns from end customers after sell-through revenue recognition has occurred. Due to estimates and assumptions inherent in determining the amount of returns, chargebacks, and rebates, the actual amount of product returns and claims for chargeback and rebates may be materially different from our estimates.

     The following summarizes the activity in the accrued liability accounts related to allowances for loss on returns, rebates, chargebacks, other discounts, and ONTAK end-customer and Panretin returns (in thousands):

	Losses		Managed			ONTAK
	on		Care			End-
	Returns		Rebates			customer
	Due to		and			and
	Changes	Medicaid	Other	Charge-	Other	Panretin
	In Price	Rebates	Rebates	backs	Discounts	Returns	Total

Balance at January 1, 2003	$974	$207	$31	$117	$826	$1,797	$3,952
Provision	4,229	2,724	852	2,184	9,035	1,547	20,571
Payments	—	(1,239)	(457)	(2,123)	(9,344)	—	(13,163)
Charges	(856)	—	—	—	—	(1,308)	(2,164)

Balance at December 31, 2003	4,347	1,692	426	178	517	2,036	9,196
Provision	5,018	14,430	5,773	3,962	6,495	3,015	38,693
Payments	—	(11,074)	(4,455)	(3,684)	(7,008)	—	(26,221)
Charges	(3,025)	—	—	—	—	(2,492)	(5,517)

Balance at December 31, 2004	6,340	5,048	1,744	456	4	2,559	16,151
Provision	1,801 (1)	18,852	10,592	5,874	—	3,439	40,558
Payments	—	(18,552)	(8,869)	(6,130)	(4)	—	(33,555)
Charges	(4,103)	—	—	—	—	(3,322)	(7,425)

Balance at December 31, 2005	$4,038	$5,348	$3,467	$200	$—	$2,676	$15,729

(1)	The provision for losses on returns in 2005 is net of a $2.9 million reduction in the allowance for such losses recorded in the fourth quarter of 2005. This adjustment resulted from lower rates of return on lots of AVINZA that closed out in the fourth quarter of 2005, thereby lowering the historical weighted average rate of return used for estimating the allowance.
Allowance for Return Losses
     Product sales are net of adjustments for losses resulting from price increases the Company may experience on product returns from its wholesaler customers. Our policy for returns allows customers, primarily wholesale distributors, to return our oncology products three months prior to and six months after expiration. For ONTAK, customers are generally allowed to return product in exchange for replacement ONTAK vials. Our policy for returns of AVINZA allows customers to return the product six months prior to and six months after expiration. Upon an announced price increase, typically in the quarter prior to when a price increase becomes effective, the Company revalues its estimate of deferred product revenue to be returned to recognize the potential higher credit a wholesaler may take upon product return determined as the difference between the new price and the previous price used to value the allowance. Due to estimates and assumptions inherent in determining the amount of return losses, the actual amount of product returns may be materially different from our estimates. In addition, because of the inherent difficulties of predicting possible changes to the estimates and assumptions used to determine losses to be incurred on returns from price changes due to, among other factors, changes in future prescription levels and wholesaler inventory practices, we are unable to quantify an estimate of the reasonably likely effect of any such changes on our results of operations or financial position. For reference purposes, a 10% to 20% variance to our estimated allowance for return losses as of December 31, 2005 would result in an approximate $0.4 million to $0.8 million adjustment to net product sales.
ONTAK End-Customer Returns
     Under the sell-through method of revenue recognition, the estimate of product returns from the wholesalers does not result in a gross to net sales adjustment since the shipment of product to the wholesalers does not result in revenue recognition. For ONTAK, revenue is recognized when product is shipped from wholesalers to end-customers, primarily hospitals and clinics that have the capability to administer the product to patients. These customers have the right to return expired product to the wholesaler who in turn can return the product to the Company. In accordance with SFAS 48, we record a return provision upon sell-through of ONTAK by establishing a reserve in an amount equal to our estimate of sales recorded but for which the related products are expected to be returned by the end customer. Estimates of the sales return accrual are based on historical experience. Due to the estimates and assumptions inherent in determining the amount of ONTAK end-customer returns, the actual amount of product returns may be materially different from our estimates. However, based on our experience with returns of ONTAK from end-customers, we do not believe that a material change to our estimated allowance for ONTAK end-customer returns is reasonably likely.
Medicaid Rebates
     Our products are subject to state government-managed Medicaid programs whereby discounts and rebates are provided to participating state governments. We account for Medicaid rebates by establishing an accrual in an amount equal to our estimate of Medicaid rebate claims attributable to sales recognized in that period. We determine our estimate of the Medicaid rebates accrual primarily based on historical experience regarding Medicaid rebates, as well as current and historical prescription activity provided by external sources, current contract prices and any expected contract changes. We additionally consider any legal interpretations of the applicable laws related to Medicaid and qualifying federal and state government programs and any new information regarding changes in the Medicaid programs’ regulations and guidelines that would impact the amount of the rebates. We adjust the accrual periodically throughout each period to reflect actual experience, expected changes in future prescription volumes and any changes in business circumstances or trends. In addition, because of the inherent difficulties of predicting the impact on our estimates and assumptions of rapidly evolving state Medicaid programs and regulations, we are unable to quantify an estimate of the reasonably likely effect of any such changes on our results of operations or financial position. For reference purposes, a 10% to 20% variance to our estimated allowance for state Medicaid rebates as of December 31, 2005 would result in an approximate $0.6 million to $1.2 million adjustment to net product sales.
Government Chargebacks
     Our products are subject to certain programs with federal government entities and other parties whereby pricing on products is extended below wholesaler list price to participating entities. These entities purchase products through wholesalers at the lower vendor price, and the wholesalers charge the difference between their acquisition cost and the lower vendor price back to us. We account for chargebacks by establishing an accrual in an amount equal to our estimate of chargeback claims. We determine our estimate of the chargebacks primarily based on historical experience regarding chargebacks and current contract prices under the vendor programs. We consider vendor payments and our claim processing time lag and adjust the accrual periodically throughout each period to reflect actual experience and any changes in business circumstances or trends. Due to estimates and assumptions inherent in determining the amount of government chargebacks, the actual amount of claims for chargebacks may be materially different from our estimates. Based on our experience with government chargebacks, however, we do not believe that a material change to our estimated allowance for chargebacks is reasonably likely.
Managed Health Care Rebates and Other Contract Discounts
     We offer rebates and discounts to managed health care organizations and to other contract counterparties such as hospitals and group purchasing organizations in the U.S. We account for managed health care rebates and other contract discounts by establishing an accrual in an amount equal to our estimate of managed health care rebates and other contract discounts. We determine our estimate of the managed health care rebates and other contract discounts accrual primarily based on historical experience regarding these rebates and discounts and current contract prices. We also consider the current and historical prescription activity provided by external sources, current contract prices and any expected contract changes and adjust the accrual periodically throughout each period to reflect actual experience and any changes in business circumstances or trends. Due to estimates and assumptions inherent in determining the amount of rebates and contract discounts, the actual amount of claims for rebates and discounts may be materially different from our estimates. In addition, because of the inherent difficulties of predicting the impact on our estimates and assumptions of rapidly evolving managed care programs, we are unable to quantify an estimate of the reasonably likely effect of any such changes on our results of operations or financial position. For reference purposes, a 10% to 20% variance to our estimated allowance for managed health care and other contract discounts as of December 31, 2005 would result in an approximate $0.2 million to $0.5 million adjustment to net product sales.

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
Impairment of Long-Lived Assets
     We review long-lived assets, including acquired technology and product rights and property and equipment, during the fourth quarter of each year, or whenever events or circumstances indicate that the carrying amount of the assets may not be fully recoverable. We measure the recoverability of assets to be held and used by comparing the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. If an asset is considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair value. Fair value of our long-lived assets is determined using the expected cash flows discounted at a rate commensurate with the risk involved. Assumptions and estimates used in the evaluation of impairment may affect the carrying value of long-lived assets, which could result in impairment charges in future periods.
     We believe that the future cash flows to be received from our long-lived assets will exceed the assets’ carrying value, and accordingly have not recorded any impairment losses through December 31, 2005. Our impairment assessment could be impacted by various factors including a more than insignificant disruption of supply, new competing products or technologies that could result in a significant decrease in the demand for or the pricing of our products, regulatory actions that require us to restrict or cease promotion of the products, a product recall to address regulatory issues, and/or patent claims by third parties.
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
New Accounting Pronouncements
     In November 2005, the FASB issued Staff Position (FSPs) Nos. FSPs 115-1 and 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, in response to Emerging Issues Task Force 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (EITF 03-1). FSPs 115-1 and 124-1 provide guidance regarding the determination as to when an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss. FSPs 115-1 and 124-1 also include accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. These requirements are effective for annual reporting periods beginning after December 15, 2005. Adoption of the impairment guidance contained in FSPs 115-1 and 124-1 is not expected to have a material impact on the Company’s financial position or results of operations.
     In December 2004, the FASB issued SFAS No. 123R (revised 2004), Share-Based Payment (SFAS 123R). SFAS 123R replaced SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), and superseded Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). In March 2005, the U.S. Securities and Exchange Commission (SEC) issued SAB 107. Valuation of share-based payment arrangements for public companies, which expresses views of the SEC staff regarding the interaction between SFAS 123R and certain SEC rules and regulations, and provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. SFAS 123R will require compensation cost related to share-based payment transactions to be recognized in the financial statements. SFAS 123R required public companies to apply SFAS 123R in the first interim or annual reporting period beginning after June 15, 2005. In April 2005, the SEC approved a new rule that delays the effective date, requiring public companies to apply SFAS 123R in their next fiscal year, instead of the next interim reporting period, beginning after June 15, 2005. As permitted by SFAS 123, the Company elected to follow the guidance of APB 25, which allowed companies to use the intrinsic value method of accounting to value their share-based payment transactions with employees. SFAS 123R requires measurement of the cost of share-based payment transactions to employees at the fair value of the award on the grant date and recognition of expense over the requisite service or vesting period. SFAS 123R requires implementation using a modified version of prospective application, under which compensation expense of the unvested portion of previously granted awards and all new awards will be recognized on or after the date of adoption. SFAS 123R also allows companies to adopt SFAS 123R by restating previously issued financial statements, basing the amounts on the expense previously calculated and reported in their pro forma footnote disclosures required under SFAS 123. The Company will adopt SFAS 123R using the modified prospective method in the first interim period of fiscal 2006 and is currently evaluating the impact that the adoption of SFAS 123R will have on its results of operations and financial position.
     In November 2004, the FASB issued SFAS No. 151, Inventory Pricing (SFAS 151). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This statement requires that those items be recognized as current-period charges. In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 is not expected to have a material impact on our results of operations or financial position.
     In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets (SFAS 153), to address the measurement of exchanges of nonmonetary assets. It eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in APB No. 29, Accounting for Nonmonetary Transactions, and replaces it with an exception for nonmonetary exchanges that do not have commercial substance. This statement specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 did not have a material impact on our results of operations or financial position.
     In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (SFAS 154). SFAS 154 requires retrospective application to prior-period financial statements of changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also redefines “restatement” as the revising of previously issued financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.
     In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments (SFAS 155) which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133) and SFAS 140, Accounting or the Impairment or Disposal of Long-Lived Assets (SFAS 140). Specifically, SFAS 155 amends SFAS 133 to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided the whole instrument is accounted for on a fair value basis. Additionally, SFAS 155 amends SFAS 140 to allow a qualifying special purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 applies to all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006, with early application allowed. The adoption of SFAS 155 is not expected to have a material impact to our results of operations or financial position.
     In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets (SFAS 156) to simplify accounting for separately recognized servicing assets and servicing liabilities. SFAS 156 amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Additionally, SFAS 156 applies to all separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006, although early adoption is permitted. The adoption of SFAS 156 is not expected to have a material impact on our results of operations or financial position.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
     At December 31, 2005 and 2004, our investment portfolio included fixed-income securities of $18.5 million and $18.3 million, respectively. These securities are subject to interest rate risk and will decline in value if interest rates increase. However, due to the short duration of our investment portfolio, an immediate 10% change in interest rates would have no material impact on our financial condition, results of operations or cash flows. At December 31, 2005 and 2004, we also have certain equipment financing arrangements with variable rates of interest. Due to the relative insignificance of such arrangements, however, an immediate 10% change in interest rates would have no material impact on our financial condition, results of operations, or cash fows. Declines in interest rates over time will, however, reduce our interest income, while increases in interest rates over time will increase our interest expense.
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

Item 8. Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements
Board of Directors
Ligand Pharmaceuticals Incorporated
San Diego, CA
We have audited the accompanying consolidated balance sheets of Ligand Pharmaceuticals Incorporated and subsidiaries (the“Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the three year period ended December 31, 2005. We have also audited the schedule listed in the accompanying Item 16. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements and schedule, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ligand Pharmaceuticals Incorporated and subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three year period then ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.
Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth, therein.
We were also engaged to audit, in accordance with the standards of Public Company Accounting Oversight Board (United States), management’s assessment and the effectiveness of Ligand Pharmaceuticals Incorporated and subsidiaries internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our report dated March 23, 2006, did not express an opinion on management’s assessment and the effectiveness of internal control over financial reporting.

/s/ BDO Seidman, LLP
Costa Mesa, California
March 23, 2006

LIGAND PHARMACEUTICALS INCORPORATED
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2005	2004
ASSETS

Current assets:
Cash and cash equivalents	$66,756	$92,310
Short-term investments	20,174	20,182
Accounts receivable, net	20,954	30,847
Current portion of inventories, net	9,333	7,155
Other current assets	15,750	17,713

Total current assets	132,967	168,207
Restricted investments	1,826	2,378
Long-term portion of inventories, net	5,869	4,617
Property and equipment, net	22,483	23,647
Acquired technology, product rights and royalty buy-down, net	146,770	127,443
Other assets	4,704	6,174

	$314,619	$332,466

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$15,360	$17,352
Accrued liabilities	59,587	43,908
Current portion of deferred revenue, net	157,519	152,528
Current portion of equipment financing obligations	2,401	2,604
Current portion of long-term debt	344	320

Total current liabilities	235,211	216,712
Long-term debt	166,745	167,089
Long-term portion of equipment financing obligations	3,430	4,003
Long-term portion of deferred revenue, net	4,202	4,512
Other long-term liabilities	3,105	3,122

Total liabilities	412,693	395,438

Commitments and contingencies (Note 13)
Common stock subject to conditional redemption; 997,568 shares issued and outstanding at December 31, 2005 and 2004, respectively	12,345	12,345

Stockholders’ deficit:
Convertible preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized at December 31, 2005 and 2004, 73,136,340 and 72,970,670 shares issued at December 31, 2005 and 2004, respectively	73	73
Additional paid-in capital	720,988	719,952
Accumulated other comprehensive income	490	229
Accumulated deficit	(831,059)	(794,660)

	(109,508)	(74,406)

Treasury stock, at cost; 73,842 shares	(911)	(911)

Total stockholders’ deficit	(110,419)	(75,317)

	$314,619	$332,466

     See accompanying notes to these consolidated financial statements.

LIGAND PHARMACEUTICALS INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Years Ended December 31,
	2005	2004	2003
Revenues:
Product sales	$166,081	$120,335	$55,324
Sale of royalty rights, net	—	31,342	11,786
Collaborative research and development and other revenues	10,527	11,835	14,008

Total revenues	176,608	163,512	81,118

Operating costs and expenses:
Cost of products sold	39,847	39,804	26,557
Research and development	56,075	65,204	66,678
Selling, general and administrative	74,656	65,798	52,540
Co-promotion	32,501	30,077	9,360

Total operating costs and expenses	203,079	200,883	155,135

Loss from operations	(26,471)	(37,371)	(74,017)

Other income (expense):
Interest income	1,890	1,096	783
Interest expense	(12,458)	(12,338)	(11,142)
Other, net	699	3,705	(10,034)

Total other expense, net	(9,869)	(7,537)	(20,393)

Loss before income taxes and cumulative effect of a change in accounting principle	(36,340)	(44,908)	(94,410)
Income tax expense	(59)	(233)	(56)

Loss before cumulative effect of a change in accounting principle	(36,399)	(45,141)	(94,466)
Cumulative effect of changing method of accounting for variable interest entity (Note 2)	—	—	(2,005)

Net loss	$(36,399)	$(45,141)	$(96,471)

Basic and diluted per share amounts:
Loss before cumulative effect of a change in accounting principle	$(0.49)	$(0.61)	$(1.33)
Cumulative effect of changing method of accounting for variable interest entity	—	—	(0.03)

Net loss	$(0.49)	$(0.61)	$(1.36)

Weighted average number of common shares	74,019,501	73,692,987	70,685,234

Pro forma amounts assuming the changed method of accounting for variable interest entity is applied retroactively (Note 2):
Net loss			$(94,352)

Basic and diluted net loss per share			$(1.34)

See accompanying notes to these consolidated financial statements.

LIGAND PHARMACEUTICALS INCORPORATED
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share data)

				Accumulated
			Additional	other					Total
	Common stock		paid-in	comprehensive	Accumulated	Treasury stock			stockholders’	Comprehensive
	Shares	Amount	capital	income (loss)	deficit	Shares		Amount	equity (deficit)	loss
Balance at January 1, 2003	68,120,548	$69	$662,858	$(43)	$(653,048)	$	(73,842)	$(911)	$8,925
Issuance of common stock	3,964,851	3	49,447	—	—		—	—	49,450
Unrealized losses on available-for-sale securities	—	—	—	(62)	—		—	—	(62)	$(62)
Stock-based compensation	—	—	565	—	—		—	—	565
Foreign currency translation adjustments	—	—	—	39	—		—	—	39	39
Net loss	—	—	—	—	(96,471)		—	—	(96,471)	(96,471)

Balance at December 31, 2003	72,085,399	72	712,870	(66)	(749,519)		(73,842)	(911)	(37,554)	$(96,494)

Issuance of common stock	885,271	1	6,618	—	—		—	—	6,619
Effect of common stock redemption	—	—	294	—	—		—	—	294
Income tax benefits of stock option deductions	—	—	81	—	—		—	—	81
Unrealized gains on available-for-sale securities	—	—	—	282	—		—	—	282	$282
Stock-based compensation	—	—	89	—	—		—	—	89
Foreign currency translation adjustments	—	—	—	13	—		—	—	13	13
Net loss	—	—	—	—	(45,141)		—	—	(45,141)	(45,141)

Balance at December 31, 2004	72,970,670	$73	$719,952	$229	$(794,660)		(73,842)	$(911)	$(75,317)	$(44,846)

Issuance of common stock	165,670	—	930	—	—		—	—	930
Unrealized gains on available-for-sale securities	—	—	—	184	—		—	—	$184	$184
Reclassification adjustment for losses on sales of available-for-sale securities	—	—	—	261	—		—	—	261	261
Stock-based compensation	—	—	106	—	—		—	—	106
Foreign currency translation adjustments	—	—	—	(184)	—		—	—	(184)	(184)
Net loss	—	—	—	—	(36,399)		—	—	(36,399)	(36,399)

Balance at December 31, 2005	73,136,340	$73	$720,988	$490	$(831,059)		(73,842)	$(911)	$(110,419)	$(36,138)

See accompanying notes to these consolidated financial statements.

LIGAND PHARMACEUTICALS INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2005	2004	2003
Operating activities
Net loss	$(36,399)	$(45,141)	$(96,471)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of acquired technology and royalty and license rights	13,945	10,946	10,961
Depreciation and amortization of property and equipment	3,724	3,355	2,451
Non-cash development milestone	—	(1,956)	—
Amortization of debt discount and issuance costs	1,038	974	916
Write-off of X-Ceptor purchase right	—	—	8,990
Gain on sale of investment	(713)	—	—
Gain on sale of equity investment	—	(3,705)	—
Cumulative effect of change in accounting principle	—	—	2,005
Equity in loss of affiliate	—	—	981
Other	135	89	565
Changes in operating assets and liabilities:
Accounts receivable, net	9,893	(11,946)	(6,478)
Inventories, net	(3,430)	(3,292)	(3,489)
Other current assets	1,963	(1,352)	(1,388)
Accounts payable and accrued liabilities	13,687	9,753	24,156
Other liabilities	(159)	156	151
Deferred revenue	4,681	47,873	56,963

Net cash provided by operating activities	8,365	5,754	313

Investing activities
Purchases of short-term investments	(29,456)	(26,322)	(28,026)
Proceeds from sale of short-term investments	31,323	40,464	10,053
Decrease (increase) in restricted investments	(170)	9,204	10,384
Purchases of property and equipment	(2,596)	(3,604)	(2,783)
Payment to buy-down ONTAK royalty obligation	(33,000)	—	—
Payment for AVINZA® royalty rights	—	—	(4,133)
Other, net	181	(131)	270

Net cash (used in) provided by investing activities	(33,718)	19,611	(14,235)

Financing activities
Principal payments on equipment financing obligations	(2,795)	(2,650)	(2,468)
Proceeds from equipment financing arrangements	2,019	4,429	1,114
Net proceeds from issuance of common stock	930	6,619	49,451
Repurchase of common stock	—	—	(15,867)
Decrease in other long-term liabilities	(35)	(189)	(101)
Repayment of long-term debt	(320)	(294)	—

Net cash (used in) provided by financing activities	(201)	7,915	32,129

Net (decrease) increase in cash and cash equivalents	(25,554)	33,280	18,207
Cash and cash equivalents at beginning of year	92,310	59,030	40,823

Cash and cash equivalents at end of year	$66,756	$92,310	$59,030

Supplemental disclosure of cash flow information
Interest paid	$11,421	$10,468	$9,948
Supplemental schedule of non-cash investing and financing activities
Receipt and retirement of common stock in settlement of Pfizer development milestone	—	1,956	—
Receipt of Exelixis, Inc. common stock upon sale of equity investment in X-Ceptor	—	3,908	—
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
     The Company currently markets five products in the United States: AVINZA, for the relief of chronic, moderate to severe pain which was launched in June 2002; ONTAK, for the treatment of patients with persistent or recurrent CTCL; Targretin capsules, for the treatment of CTCL in patients who are refractory to at least one prior systemic therapy; Targretin gel, for the topical treatment of cutaneous lesions in patients with early stage CTCL; and Panretin gel, for the treatment of Kaposi’s sarcoma in AIDS patients. In Europe, Ligand has marketing authorizations for Panretin gel and Targretin capsules and is currently marketing these products under arrangements with local distributors. In April 2003, the Company withdrew its ONZAR (ONTAK in the U.S.) marketing authorization application in Europe for its first generation product. It was Ligand’s assessment that the cost of the additional clinical and technical information requested by the European Agency for the Evaluation of Medicinal Products (or EMEA) for the first generation product would be better spent on acceleration of the second generation ONTAK development. The Company expects to resubmit the ONZAR™ application with the second generation product in 2007.
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
     The Company faces risks common to companies whose products are in various stages of development. These risks include, among others, the Company’s need for additional financing to complete its research and development programs and commercialize its technologies and to finance its existing debt. For example, as of December 31, 2005, the Company has outstanding $155.3 million in 6% Convertible Subordinated Notes that mature in November 2007 (See Note 11). The Company has incurred significant losses since its inception. At December 31, 2005, the Company’s accumulated deficit was $831.1 million. The Company expects to continue to incur substantial research and development expenses. The Company also expects that sales and marketing expenses related to product sales will continue to increase as product revenues continue to grow.
     The Company believes that patents and other proprietary rights are important to its business. Its policy is to file patent applications to protect technology, inventions and improvements to its inventions that are considered important to the development of its business. The patent positions of pharmaceutical and biotechnology firms, including the Company, are uncertain and involve complex legal and technical questions for which important legal principles are largely unresolved.

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
Restricted Investments
     Restricted investments consist of the following (in thousands):

	December 31,
	2005	2004
Exelixis, Inc. common stock	$—	$722
Certificates of deposit	1,826	1,656

	$1,826	$2,378

     The certificates of deposit are held with a financial institution as collateral under equipment financing and third-party service provider arrangements. These certificates have been classified by management as held-to-maturity and are accounted for at amortized cost (See Note 13).
     The Exelixis, Inc. common stock, which was acquired in connection with Exelixis’ acquisition of Ligand’s X-Ceptor Therapeutics, Inc. common stock, was subject to certain trading restrictions and accordingly, was classified as a restricted investment at December 31, 2004 (See Note 17). At December 31, 2005, the Exelexis, Inc. common stock is carried in short-term investments and classified as available for sale.

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
     As more fully discussed in Note 5, the Company sells certain of its accounts receivable under a non-recourse factoring arrangement with a finance company. The Company can transfer funds in any amount up to a specified percentage of the net amount due from the Company’s trade customers at the time of the sale to the finance company, with the remaining funds available upon collection or write-off of the trade receivable. As of December 31, 2005, the gross amount due from the finance company was $20.4 million.
Inventories, net
     Inventories, net are stated at the lower of cost or market value. Cost is determined using the first-in-first-out method. Inventories, net consist of the following (in thousands):

	December 31,
	2005	2004
Raw materials	$1,508	$1,855
Work-in-process	9,115	2,302
Finished goods	6,324	8,642
Less inventory reserves	(1,745)	(1,027)

	15,202	11,772
Less current portion	(9,333)	(7,155)

Long-term portion of inventories, net	$5,869	$4,617

     In 2005, the Company completed a multi-year process of transferring its filling and finishing of ONTAK from Eli Lilly and Company (Lilly) to Hollister-Stier. In anticipation of this transfer, the Company used Lilly to fill and finish, in 2003, a higher than normal number of ONTAK lots each of which required a forward dating determination. ONTAK otherwise has a shelf life projection of up to 36 months. If commercial and clinical usage of these lots does not approximate the estimated pattern of usage as determined for purposes of dating, the Company could be required to write-off the value of one or more of these lots. In this regard, as of December 31, 2005, approximately $0.5 million of ONTAK finished goods inventory was written off due to the Company’s updated assessment of the timing of certain clinical trials. As of December 31, 2005 and 2004, total ONTAK inventory amounted to approximately $7.8 million and $6.1 million, respectively, of which $2.7 million and $4.1 million is classified as long-term, respectively.
     During 2005, the Company also manufactured a higher than normal amount of drug substance (bexarotene) for Targretin capsules in the event the Company’s non-small cell lung cancer (NSCLC) clinical trials were successful. As further discussed in Note 8, the trials did not meet their endpoints of improved overall survival and projected two year survival. The Company believes, however, that the additional manufactured bexarotene, which has a shelf life projection of approximately 10 years, will be fully used for ongoing production of the Company’s marketed products, Targretin capsules and Targretin gel. As of December 31, 2005 and 2004, total Targretin capsules inventory amounted to approximately $4.2 million and $1.6 million, respectively, of which $3.2 million and

$0.5 million is classified as long-term, respectively. See also Note 13, “Distribution Service Agreements” and “Manufacturing Supply Agreements”.
Property and Equipment
     Property and equipment is stated at cost and consists of the following (in thousands):

	December 31,
	2005	2004
Land	$5,176	$5,176
Equipment, building, and leasehold improvements	61,732	59,568
Less accumulated depreciation and amortization	(44,425)	(41,097)

	$22,483	$23,647

     Depreciation of equipment and building is computed using the straight-line method over the estimated useful lives of the assets which range from three to thirty years. Leasehold improvements are amortized using the straight-line method over their estimated useful lives or their related lease term, whichever is shorter.
Cumulative Effect of Accounting Change
     In January 2003, the Financial Accounting Standard Board (FASB) issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, an interpretation of ARB No. 51, which was subsequently revised in December 2003 (“FIN 46(R)”). FIN 46(R) requires the consolidation of certain variable interest entities (“VIEs”) by the primary beneficiary of the entity if the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or if the equity investors lack the characteristics of a controlling financial interest.
     Ligand implemented FIN 46(R) effective December 31, 2003, and consolidated the entity from which it leased one of its two corporate headquarter buildings as of that date, as it determined that the entity was a VIE, as defined by FIN 46(R), and that the Company would absorb a majority of its expected losses, if any, as defined by FIN 46(R). Accordingly, Ligand consolidated assets, which consist of land, the building, and related tenant improvements, with a total carrying value of $13.6 million, net of accumulated depreciation. Additionally, the Company consolidated the entity’s debt of $12.5 million and non-controlling interest of $0.6 million. In connection with the implementation of FIN 46(R), the Company also recorded a $2.0 million charge ($0.03 per share) as a cumulative effect of the accounting change on December 31, 2003. Due to the structure of the operating agreement for the entity, the entity’s depreciation and interest expense were not allocated to the non-controlling interest. The entity’s creditors and holder of its beneficial interest only had recourse against the assets of the VIE, not the general credit of Ligand (see also Note 13 — Commitments and Contingencies- Property Leases). In April 2004, the Company exercised its right to acquire the portion of Nexus that it did not own. The acquisition resulted in Ligand’s assumption of the existing loan against the property and payment to Nexus’ other shareholder of approximately $0.6 million.
Acquired Technology, Product Rights and Royalty Buy-Down
     In accordance with Statement of Financial Accounting Standard (SFAS) No. 142, Goodwill and Other Intangibles, the Company amortizes intangible assets with finite lives in a manner that reflects the pattern in which the economic benefits of the assets are consumed or otherwise used up. If that pattern cannot be reliably determined, the assets are amortized using the straight-line method.
     Acquired technology and product rights as of December 31, 2005 include payments totaling $33.0 million to Lilly in exchange for the elimination of the Company’s ONTAK royalty obligations in 2005 and 2006 and a reduced reverse-tiered royalty scale on ONTAK sales in the U.S. thereafter. See “Note 12 — Royalty Agreements”. Amounts paid to Lilly in connection with the royalty restructuring were capitalized and are being amortized over the remaining patent life, which is approximately 10 years and represents the period estimated to be benefited, using the greater of the straight-line method or the expense determined on the tiered royalty schedule as set forth in Note 12. Other acquired technology and product rights represent payments related to the Company’s acquisition of ONTAK and license rights for AVINZA. Because the Company cannot reliably determine the pattern in which the economic benefits of the acquired technology and products are realized, acquired technology and product rights are amortized on a straight-line basis over 15 years, which approximated the remaining patent life at the time the assets were acquired and otherwise represents the period estimated to be benefited. Specifically, the Company is amortizing its ONTAK asset through June 2014 which is approximate to the expiration date of its U.S. patent of December 2014. The AVINZA asset is being amortized through November 2017, the expiration of its U.S. patent. Acquired technology and product rights consist of the following (in thousands):

	December 31,
	2005	2004
AVINZA	$114,437	$114,437
Less accumulated amortization	(23,725)	(16,096)

	90,712	98,341

ONTAK	78,312	45,312
Less accumulated amortization	(22,254)	(16,210)

	56,058	29,102

	$146,770	$127,443

     Amortization of acquired technology and product rights for the years ended December 31, 2005, 2004 and 2003 was $13.7 million, $10.7 million and $10.7 million, respectively. Estimated annual amortization for these assets for each of the years in the period from 2006 to 2010 is $14.0 million and $76.8 million, thereafter.
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
     Based on its impairment assessment completed in the fourth quarter of 2005, the Company believes the undiscounted future cash flows to be received from its long-lived assets will exceed the assets’ carrying value, and accordingly has not recognized any impairment losses through December 31, 2005. Ligand’s impairment assessment could be impacted by various factors including a more than insignificant disruption of supply, new competing products or technologies that could result in a significant decrease in the demand for or the pricing of its products, regulatory actions that require the Company to restrict or cease promotion of the products, a product recall to address regulatory issues, and/or patent claims by third parties.
Fair Value of Financial Instruments
     The carrying amount of cash, cash equivalents, short-term investments, accounts receivable, restricted investments, accounts payable and accrued liabilities at December 31, 2005 and 2004 are considered to be a reasonable estimate of their fair values due to the short-term nature of those instruments. As of December 31, 2005 and 2004, the carrying amount of equipment financing obligations represents a reasonable estimate of their fair value due to their interest rates approximating current market rates.

     The carrying value and estimated fair value of the Company’s long-term debt at December 31, 2005 and 2004 is as follows (in thousands):

	December 31, 2005		December 31, 2004
		Estimated		Estimated
	Carrying Value	Fair Value	Carrying Value	Fair Value
6% Convertible Subordinated Notes (Note 11)	$155,250	$280,040	$155,250	$308,948
Note payable to bank	11,839	12,196	12,159	12,808
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
     The Company recognizes revenue in accordance with Staff Accounting Bulletin (SAB) No. 101 — Revenue Recognition, as amended by SAB 104 (hereinafter referred to as SAB 104) and SFAS 48 — Revenue Recognition When Right of Return Exists (SFAS 48). SAB 104 states that revenue should not be recognized until it is realized or realizable and earned. Revenue is realized or realizable and earned when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller’s price to the buyer is fixed and determinable; and (4) collectibility is reasonably assured. SFAS 48 states that revenue from sales transactions where the buyer has the right to return the product shall be recognized at the time of sale only if (1) the seller’s price to the buyer is substantially fixed or determinable at the date of sale, (2) the buyer has paid the seller, or the buyer is obligated to pay the seller and the obligation is not contingent on resale of the product, (3) the buyer’s obligation to the seller would not be changed in the event of theft or physical destruction or damage of the product, (4) the buyer acquiring the product for resale has economic substance apart from that provided by the seller, (5) the seller does not have significant obligations for future performance to directly bring about resale of the product by the buyer, and (6) the amount of future returns can be reasonably estimated.

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
     For the years ended December 31, 2005, 2004, and 2003, net product sales recognized under the sell-through method represented approximately 97%, 96%, and 94%, respectively, of total net product sales.
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
     The Company estimates sell-through based upon (1) analysis of third-party information, including information obtained from certain wholesalers with respect to their inventory levels and sell-through to customers, and third-party market research data, and (2) the Company’s internal product movement information. To assess the reasonableness of third-party demand (i.e. sell-through) information, the Company prepares separate demand reconciliations based on inventory in the distribution channel. Differences identified through these reconciliations outside an acceptable range will be recognized as an adjustment to the third-party reported demand in the period those differences are identified. This adjustment mechanism is designed to identify and correct for any material variances between reported and actual demand over time and other potential anomalies such as inventory shrinkage at wholesalers. The Company’s estimates are subject to the inherent limitations of estimates that rely on third-party data, as certain third-party information is itself in the form of estimates. The Company’s sales and revenue recognition under the sell-through method reflects the Company’s estimates of actual product sold through the channel.
     The Company uses information from external sources to estimate its gross product sales under the sell-through revenue recognition method and significant gross to net sales adjustments. Such estimates include product information with respect to prescriptions, wholesaler out-movement and inventory levels, and retail pharmacy stocking levels, and the Company’s own internal information. The Company receives information from IMS

Health, a supplier of market research to the pharmaceutical industry, which it uses to estimate sell-through demand for its products and retail pharmacy inventory levels. The Company also receives wholesaler out-movement and inventory information from its wholesaler customers that is used to support and validate its demand-based, sell-through revenue recognition estimates. Additionally, the Company uses wholesaler provided out-movement information to estimate ONTAK sell-through revenue as this data is not available from IMS. The inventory information received from wholesalers is a product of their record-keeping process and their internal controls surrounding such processes.
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
Sale of Royalty Rights
     Revenue from the sale of royalty rights represents the sale to third parties of rights for and exercise of options to acquire future royalties the Company may earn from the sale of products in development with its collaborative partners. If the Company has no continuing involvement in the research, development or marketing of these products, sales of royalty rights are recognized as revenue in the period the transaction is consummated or the options are exercised or expire. If the Company has significant continuing involvement in the research, development or marketing of the product, proceeds for the sale of royalty rights are accounted for as a financing in accordance with Emerging Issues Task Force (EITF) 88-18: Sales of Future Revenues (See Note 12).
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
     The composition of collaborative research and development and other revenues is as follows (in thousands):

	Year Ended December 31,
	2005	2004	2003
Collaborative research and development	$3.513	$7,843	$10,887
Development milestones	6,704	3,681	2,807
Other	310	311	314

	$10,527	$11,835	$14,008

Net Product Sales
     The Company’s net product sales represent total product sales less allowances for rebates, chargebacks, discounts, promotions and losses to be incurred on returns from wholesalers resulting from increases in the selling price of the Company’s products. In addition, the Company incurs certain distributor service agreement fees related to the management of its product by wholesalers. These fees have been recorded within net revenues. For ONTAK, the Company also has established reserves for returns from end customers (i.e. other than wholesalers) after sell-through revenue recognition has occurred.

     The composition of net product sales by product is as follows (in thousands):

	Year Ended December 31,
	2005	2004	2003
AVINZA	$112,793	$69,470	$16,482
ONTAK	30,996	32,200	24,108
Targretin capsules.	18,692	15,105	11,556
Other	3,600	3,560	3,178

	$166,081	$120,335	$55,324

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
     The composition of deferred revenue, net is as follows (in thousands):

	December 31,
	2005	2004
Deferred product revenue	$158,030	$153,632
Other deferred revenue	5,296	5,574
Deferred discounts	(1,605)	(2,166)

Deferred revenue, net	$161,721	$157,040

Current, net	$157,519	$152,528

Long-term, net	$4,202	$4,512

Deferred product revenue, net (1)
Current	$156,425	$151,466

Long-term	$—	$—

Other deferred revenue
Current	$1,094	$1,062

Long-term	$4,202	$4,512

(1)	Deferred product revenue does not include other gross to net revenue adjustments made when the Company reports net product sales. Such adjustments include Medicaid rebates, managed health care rebates, and government chargebacks, which are included in accrued liabilities in the accompanying consolidated financial statements.
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
Costs and Expenses
     Cost of products sold includes manufacturing costs, amortization of acquired technology and product rights, and royalty expenses associated with the Company’s commercial products. Research and development costs are expensed as incurred. Amounts paid for products or to buy-out product royalty obligations for which a new drug application has been filed with the United States Food and Drug Administration (FDA) are capitalized. Research and development expenses were $56.1 million, $65.2 million, and $66.7 million in 2005, 2004, and 2003, respectively, of which approximately 94%, 88%, and 84% were sponsored by Ligand, and the remainder of which was funded pursuant to collaborative research and development arrangements.
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
Loss Per Share
     Net loss per share is computed using the weighted average number of common shares outstanding. Basic and diluted net loss per share amounts are equivalent for the periods presented as the inclusion of potential common shares in the number of shares used for the diluted computation would be anti-dilutive. Potential common shares, the shares that would be issued upon the conversion of convertible notes and the exercise of outstanding warrants and stock options, were 32.7 million, 32.4 million, and 32.3 million at December 31, 2005, 2004, and 2003, respectively.
Accounting for Stock-Based Compensation
     The Company accounts for stock-based compensation in accordance with Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and FASB Interpretation No. 44 (FIN 44), Accounting for Certain Transactions Involving Stock Compensation. Under the intrinsic-value method prescribed by APB No. 25, compensation cost is the excess, if any, of the quoted market price of the stock on the grant date of the option over the exercise price of the option. The Company grants stock options with an exercise price equal to the market value on the date of grant.
     Pro forma information regarding net loss and loss per share is required by SFAS No. 123, Accounting for Stock-based Compensation, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The estimated weighted average fair value at grant date for the options granted during 2005, 2004, and 2003 was $8.13, $9.46, and $6.41 per option, respectively. The fair value for these options was estimated at the dates of grant using the Black-Scholes option valuation model with the following weighted-average assumptions:

	2005	2004	2003
Risk free interest rates	4.35%	3.61%	3.25%
Dividend yields	—	—	—
Volatility	72%	74%	74%
Weighted average expected life	5 years	5 years	5 years

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
     In accordance with SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, the following table summarizes the Company’s results on a pro forma basis as if it had recorded compensation expense based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS No. 123, Accounting for Stock-Based Compensation, for 2005, 2004 and 2003 (in thousands, except for net loss per share information):

	Years Ended December 31,
	2005	2004	2003
Net loss, as reported	$(36,399)	$(45,141)	$(96,471)
Stock-based employee compensation expense included in reported net loss	107	89	565
Less: total stock-based compensation expense determined under fair value based method for all awards	(3,008)	(7,674)	(6,797)
Less: total stock-based compensation as determined under fair value based method for options accelerated in January 2005(1)	(12,455)	—	—

Net loss pro forma	$(51,755)	$(52,726)	$(102,703)

Net loss per share, as reported	$(0.49)	$(0.61)	$(1.36)

Net loss per share pro forma	$(0.70)	$(0.72)	$(1.45)

(1)	Represents pro forma unrecognized expense for accelerated options as of the date of acceleration.
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
     The purpose of the acceleration was to eliminate any future compensation expense the Company would have otherwise recognized in its income statement with respect to these options upon the implementation of SFAS 123 (R), Share-Based Payment (FAS 123R).
     The Company also has an employee stock option plan (the “2002 ESPP”), which is a non-compensatory plan as defined under APB No. 25. Since its adoption in 2002, a total of 510,248 shares of common stock have been reserved for issuance under the 2002 ESPP (includes shares transferred from the predecessor plan). As of December

31, 2005, 362,738 shares of common stock had been issued under the 2002 ESPP and 147,510 shares are available for future issuance.
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
Guarantees and Indemnifications
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
     Under its bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer’s or director’s serving in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has a directors and officers liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of December 31, 2005 and 2004.
     The Company may enter into indemnification provisions under its agreements with other companies in its ordinary course of business, typically with business partners, suppliers, contractors, customers and landlords. Under these provisions the Company generally indemnifies and holds harmless the indemnified party for direct losses suffered or incurred by the indemnified party as a result of the Company’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2005 and 2004.
Reclassifications
     Certain reclassifications have been made to amounts included in the consolidated balance sheet as of December 31, 2004 to conform to the current year presentation.

3. Investments
     The following table summarizes the various investment categories at December 31, 2005 and 2004 (in thousands):

		Gross	Gross	Estimated
		unrealized	unrealized	fair
	Cost	gains	losses	value
December 31, 2005
U.S. government securities	$3,538	$1	$(11)	$3,528
Corporate obligations	13,161	2	(11)	13,152

	16,699	3	(22)	16,680
Certificates of deposit — restricted	1,826	—	—	1,826

Total debt securities	18,525	3	(22)	18,506
Equity securities	2,732	1,024	(262)	3,494

	$21,257	$1,027	$(284)	$22,000

December 31, 2004
U.S. government securities	$12,463	$—	$(29)	$12,434
Corporate obligations	4,234	1	(11)	4,224

	16,697	1	(40)	16,658
Certificates of deposit — restricted	1,656	—	—	1,656

Total debt securities	18,353	1	(40)	18,314
Equity securities	3,186	338	—	3,524
Equity securities — restricted	722	—	—	722

	$22,261	$339	$(40)	$22,560

     There were no material realized gains or losses on sales of available-for-sale securities for the years ended December 31, 2005, 2004, and 2003.
     The amortized cost and estimated fair value of debt security investments at December 31, 2005, by contractual maturity, are shown below (in thousands). Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	December 31, 2005
		Estimated
	Cost	fair value
Due in one year or less	$9,796	$9,793
Due after one year through three years	8,729	8,713

	$18,525	$18,506

4. Other Balance Sheet Details
     Accounts receivable consist of the following (in thousands):

	December 31,
	2005	2004
Trade accounts receivable	$1,344	$25,860
Due from finance company	20,464	6,084
Less discounts and allowances	(854)	(1,097)

	$20,954	$30,847

     Other current assets consist of the following (in thousands):

	December 31,
	2005	2004
Deferred royalty cost	$5,203	$9,363
Deferred cost of products sold	5,103	4,784
Prepaid insurance	1,071	1,024
Prepaid other	2,807	2,102
Other	1,566	440

	$15,750	$17,713

     Other assets consist of the following (in thousands):

	December 31,
	2005	2004
Prepaid royalty buyout, net	$2,312	$2,584
Debt issue costs, net	2,193	3,231
Other	199	359

	$4,704	$6,174

     Accrued liabilities consist of the following (in thousands):

	December 31,
	2005	2004
Allowances for loss on returns, rebates, chargebacks, other discounts, ONTAK end-customer and Panretin product returns	$15,729	$16,151
Co-promotion	24,778	7,845
Distribution services	4,044	3,693
Compensation	5,746	4,324
Royalties	1,994	5,134
Seragen purchase liability	2,925	2,838
Interest	1,164	1,164
Other	3,207	2,759

	$59,587	$43,908

     The following summarizes the activity in the accrued liability accounts related to allowances for loss on returns, rebates, chargebacks, other discounts, and ONTAK end-customer and Panretin returns (in thousands):

			Managed			ONTAK
	Losses on		Care			End-
	Returns Due		Rebates and			customer
	to Changes	Medicaid	Other	Charge-	Other	and Panretin
	In Price	Rebates	Rebates	backs	Discounts	Returns	Total
Balance at January 1, 2003	$974	$207	$31	$117	$826	$1,797	$3,952
Provision	4,229	2,724	852	2,184	9,035	1,547	20,571
Payments	—	(1,239)	(457)	(2,123)	(9,344)	—	(13,163)
Charges	(856)	—	—	—	—	(1,308)	(2,164)

Balance at December 31, 2003	4,347	1,692	426	178	517	2,036	9,196
Provision	5,018	14,430	5,773	3,962	6,495	3,015	38,693
Payments	—	(11,074)	(4,455)	(3,684)	(7,008)	—	(26,221)
Charges	(3,025)	—	—	—	—	(2,492)	(5,517)

Balance at December 31, 2004	6,340	5,048	1,744	456	4	2,559	16,151
Provision	1,801 (1)	18,852	10,592	5,874	—	3,439	40,558
Payments	—	(18,552)	(8,869)	(6,130)	(4)	—	(33,555)
Charges	(4,103)	—	—	—	—	(3,322)	(7,425)

Balance at December 31, 2005	$4,038	$5,348	$3,467	$200	$—	$2,676	$15,729

(1)	The provision for losses on returns in 2005 is net of a $2.9 million reduction in the allowance for such losses recorded in the fourth quarter of 2005. This adjustment resulted from lower rates of return on lots of AVINZA that closed out in the fourth quarter of 2005, thereby lowering the historical weighted average rate of return used for estimating the allowance.

5. Accounts Receivable Factoring Arrangement
     During 2003, the Company entered into a one-year accounts receivable factoring arrangement under which eligible accounts receivable are sold without recourse to a finance company. The agreement was renewed for a one-year period in the second quarter of 2004 and again in the second quarter of 2005 through December 2007. Commissions on factored receivables are paid to the finance company based on the gross receivables sold, subject to a minimum annual commission. Additionally, the Company pays interest on the net outstanding balance of the uncollected factored accounts receivable at an interest rate equal to the JPMorgan Chase Bank prime rate. The Company continues to service the factored receivables. The servicing expenses for 2005, 2004 and 2003 and the servicing liability at December 31, 2005 and 2004 were not material. There were no material gains or losses on the sale of such receivables. The Company accounts for the sale of receivables under this arrangement in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.
     As of December 31, 2005 and 2004, the Company had received cash of $23.3 million and $17.2 million, respectively, under the factoring arrangement for the sale of trade receivables that were outstanding as of that date. The gross amount due from the finance company at December 31, 2005 and 2004 was $20.5 million and $6.1 million, respectively.
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
License and Supply Agreement
     In 1998, Elan also agreed to exclusively license and supply to the Company in the United States and Canada its proprietary product AVINZA, a form of morphine for chronic, moderate-to-severe pain. In November 2002, the Company and Elan agreed to amend the terms of the AVINZA license and supply agreement. Under the terms of the amendment, Ligand paid Elan $100.0 million in return for a reduction in Elan’s product supply price on sales of AVINZA by Ligand, rights to sublicense and obtain a co-promotion partner in its territories, and rights to qualify and purchase AVINZA from a second manufacturing source. Elan’s adjusted royalty and supply price of AVINZA is approximately 10% of the product’s net sales, compared to approximately 30-35% in the prior agreement. Ligand committed to place firm purchase orders for a minimum of 40 batches of AVINZA from Elan annually through 2005, estimated at approximately $9.2 million per year. In addition, Elan agreed to forego its option to co-promote AVINZA in the United States and Canada. The amount paid to Elan and related transaction costs were capitalized as acquired product rights.

     In 2005, 2004, and 2003, purchases and royalties under the agreement totaled $12.4 million, $15.4 million, and $6.3 million, respectively. The purchases in 2003 represent 20 batches of product. Elan was unable to obtain a sufficient quota of morphine from the Drug Enforcement Agency and was therefore only able to supply Ligand with 20 batches prior to December 31, 2003. The remaining batches were subsequently shipped to Ligand in 2004. Ligand met its commitment for placing firm purchase orders for 2005 and 2004.
Repurchase of Elan Shares
     In connection with the November 2002 restructuring of the AVINZA license agreement, the Company also agreed to repurchase approximately 2.2 million Ligand common shares held by an affiliate of Elan for $9.00 a share. The difference between the $9.00 per share purchase price and the public price of the shares ($7.14 per share) at the time the agreement was signed, approximately $4.1 million, was treated as an additional component of the price paid for the reduced AVINZA royalty rate under the restructured license and supply agreement and, accordingly, is capitalized as acquired technology and product rights. The shares were purchased and retired in February 2003. In accordance with EITF Topic D-98, “Classification and Measurement of Redeemable Securities” (EITF D-98), the Elan shares with a carrying value totaling $20.0 million were reclassified in November 2002 to “common stock subject to conditional redemption/repurchase,” since the Company was obligated as of that date to repurchase the shares.
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
Distribution Agreement
     In February 2001, the Company and Elan entered into a distribution agreement providing for the distribution of certain of the Company’s products in various European and other international territories for a term of ten years. In 2001, the Company received a $1.5 million up-front fee at contract inception, which is deferred and amortized over the life of the distribution agreement, and $4.5 million in milestone payments upon the subsequent submission of European Union (EU) applications for Marketing Authorization Application (Europe) (MAA) and grants of MAAs for certain of the products subject to the distribution agreement. The Company may receive additional payments as products are submitted and approved in the territories. In February 2004, Elan and Medeus Pharma Limited (now Zeneus) announced that Medeus had acquired Elan’s European sales and marketing business, and that the acquisition included the marketing and distribution rights to certain of the Company’s products in Europe. In December 2005, Cephalon Inc. announced that it had acquired the outstanding share capital of Zeneus, which will operate as a wholly owned subsidiary of Cephalon.
7. Amended and Restated Research, Development and License Agreement with Wyeth
     On December 1, 2005, the Company entered into an Amended and Restated Research, Development and License Agreement with Wyeth (formerly American Home Products Corporation). Under the previous agreement, effective September 2, 1994 as amended January 16, 1996, May 24, 1996, September 2, 1997 and September 9, 1999 (collectively the “Prior Agreement”), Wyeth and the Company engaged in a joint research and development effort to discover and/or design small molecule compounds which act through the estrogen and progesterone receptors and to develop pharmaceutical products from such compounds. Wyeth sponsored certain research and development activities carried out by the Company and Wyeth may commercialize products resulting from the joint research and development subject to certain milestone and royalty payments. The Amended and Restated Agreement does not materially change the prior rights and obligations of the parties with respect to Wyeth compounds currently in development, e.g. bazedoxifene, which is in the late stage development for osteoporosis.
     The parties agreed to amend and restate the Prior Agreement principally to better define, simplify and clarify the universe of research compounds resulting from the research and development efforts of the parties, combine and clarify categories of those compounds and related milestones and royalties and resolve a number of prior milestone payment issues that had arisen. Among other things, the Amended and Restated Agreement called for Wyeth to pay

Ligand $1.8 million representing the difference between amounts paid under the old compound categories for previously achieved milestones versus the amounts due under the amended, single category. This amount is included in “Collaborative research and development and other revenues” in the accompanying consolidated statement of operations.
8. Targretin Capsules
     In March 2005, the Company announced that the final data analysis for Targretin capsules in non-small cell lung cancer (NSCLC) showed that the trials did not meet their endpoints of improved overall survival and projected two year survival. The Company is continuing to analyze the data and apply it to the continued development of Targretin capsules in NSCLC.
9. AVINZA Co-Promotion
     In February 2003, Ligand and Organon Pharmaceuticals USA Inc. (“Organon”) entered into an agreement for the co-promotion of AVINZA. Under the terms of the agreement, Organon committed to a specified minimum number of primary and secondary product calls delivered to certain high prescribing physicians and hospitals beginning in March 2003. Organon’s compensation through 2005 was structured as a percentage of net sales, which paid Organon for their efforts and also provided Organon an economic incentive for performance and results. In exchange, Ligand paid Organon a percentage of AVINZA net sales based on the following schedule:

% of Incremental Net Sales
Annual Net Sales of AVINZA	Paid to Organon by Ligand
$0-35 million (2003 only)	0% (2003 only)
$0-150 million	30%
$150-300 million	40%
$300-425 million	50%
> $425 million	45%
     On January 17, 2006, Ligand signed an agreement with Organon that terminates the AVINZA co-promotion agreement between the two companies and returns AVINZA rights to Ligand. The effective date of the termination agreement is January 1, 2006, however, the parties have agreed to continue to cooperate during a transition period ending September 30, 2006 (the “Transition Period”) to promote the product. The Transition Period co-operation includes a minimum number of product sales calls per quarter (100,000 for Organon and 30,000 for Ligand with an aggregate of 375,000 and 90,000 respectively for the Transition Period) as well as the transition of ongoing promotions, managed care contracts, clinical trials and key opinion leader relationships to Ligand. During the Transition Period, Ligand will pay Organon an amount equal to 23% of AVINZA net sales as reported by Ligand. Ligand will also pay and be responsible for the design and execution of all clinical, advertising and promotion expenses and activities.
     As previously disclosed, Organon and Ligand were in discussions regarding the calculation of prior co-promote fees under the co-promotion agreement. Through the third quarter of 2005, such fees were determined based on net sales calculated under the sell-in method of revenue recognition. In connection with the termination of the co-promotion agreement, the companies resolved their disagreement concerning prior co-promote fees and Ligand paid Organon $14.75 million in January 2006. Resolution of this matter resulted in no material adjustment to amounts previously recorded in 2005 for co-promotion expense. The companies also agreed that Organon’s compensation for the fourth quarter of 2005 would be calculated based on Ligand’s reported AVINZA net sales determined in accordance with U.S. GAAP.
     Additionally, in consideration of the early termination and return of rights under the terms of the agreement, Ligand will unconditionally pay Organon $37.75 million on or before October 15, 2006. Ligand will further pay Organon $10.0 million on or before January 15, 2007, provided that Organon has made its minimum required level of sales calls. Under certain conditions, including change of control, the cash payments will accelerate. In addition, after the termination, Ligand will make quarterly royalty payments to Organon equal to 6.5% of AVINZA net sales through December 31, 2012 and thereafter 6.0% through patent expiration, currently anticipated to be November of 2017.
     The termination and return of rights transaction with Organon requires the analysis of several complex accounting alternatives. Accordingly, Ligand is still in the process of determining the appropriate accounting treatment for the transaction in 2006 and going forward. Certain of these alternatives, however, could result in the recognition of significant additional expense in Ligand’s consolidated statement of operations for the first quarter of 2006. Ligand expects to complete its determination of the appropriate accounting by the time it files its first quarter 2006 Form 10-Q.
10. Seragen
     In 1998, the Company completed a merger with Seragen. Under the terms of the merger agreement, Ligand paid merger consideration of $31.7 million at closing and $34.1 million in 1999 subsequent to final FDA approval of ONTAK. Pending resolution of final contingencies and in accordance with the terms of the merger agreement, the Company had withheld $2.1 million from payments made to certain Seragen stakeholders. This amount plus accrued interest of approximately $0.8 million resulting from litigation concerning payment of the withheld amount was subsequently paid in February 2006 (See Note 13). The total amount paid was accrued as of December 31, 2005 and 2004 within accrued liabilities.
     In connection with the Seragen merger, the Company acquired substantially all the assets of Marathon Biopharmaceuticals, LLC (“Marathon”), which provided manufacturing services to Seragen. In 2000, Ligand sold the contract manufacturing assets of Marathon and in connection with the sale, entered into a three-year supply and development agreement with the acquirer for the manufacture of ONTAK. In 2003, the Company entered into a new five-year agreement with Cambrex Bio Science Hopkinton, Inc., the successor of Marathon, for the continued manufacturing of ONTAK. Purchases under the agreement amounted to $1.7 million, $3.0 million, and $4.6 million in 2005, 2004, and 2003, respectively.
11. Long-term Debt
     Long-term debt consists of the following (in thousands):

	December 31,
	2005	2004
6% Convertible Subordinated Notes	$155,250	$155,250
Note payable to bank	11,839	12,159

	167,089	167,409
Less current portion	(344)	(320)

Long-term debt	$166,745	$167,089

6% Convertible Subordinated Notes
     In November 2002, the Company completed a private offering of 6% Convertible Subordinated Notes in the aggregate principal amount of $155.3 million, receiving net proceeds of $150.1 million. The notes pay interest semi-annually at a rate of 6% and mature on November 16, 2007. Holders may convert the notes into shares of common stock at any time prior to maturity at a conversion rate of 161.9905 shares per $1,000 principal amount of notes. Total shares of common stock that would be issued if all notes were converted is 25,149,025. Of the net proceeds, $18.0 million was invested in U.S. government securities and placed with a trustee to pay the first four scheduled interest payments. These first four interest payments were made in 2003 and 2004 for $9.1 million and $9.3 million, respectively. Effective November 22, 2005, the Company has the option to redeem the notes, in whole or in part, at specified redemption prices ranging from 102.4% to 101.2% of the outstanding principal amount plus accrued and unpaid interest. Upon a change in control, holders of the notes can require the Company to repurchase the notes. The Company paid approximately $5.2 million in debt issuance costs that are being amortized using the interest method.
     In January 2006, certain holders converted notes with a face value of $24.1 million into approximately 3.9 million shares of common stock (See Note 22).
Note Payable to Bank
     In December 2003, Ligand implemented the provisions of FIN 46(R), Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 (see Note 2, “Significant Accounting Policies — Cumulative Effect of Accounting Change”). In connection with the implementation of FIN 46(R), the Company consolidated the entity, Nexus, from which it leased one of its corporate headquarter buildings, including assets of $13.6 million and a note payable to bank (the “Note”) of $12.5 million. Ligand subsequently acquired the portion of Nexus it did not previously own in April 2004. As of December 31, 2005, the Note has a net book value of $11.8 million. The Note carries an interest rate of 7.15% and requires periodic principal and interest payments through July 2008. The Note is secured by a lien on the subject building (including the land and tenant improvements associated with that building). Payments due on the Note during each of the years subsequent to December 31, 2005, through maturity, are $0.3 million for 2006, $0.4 million for 2007, and $11.1 million for 2008.
12. Royalty Agreements
     The Company has royalty obligations under various technology license agreements. During 2005, royalties to individual licensors were accrued ranging from 1.0% to 12.6% of net sales. Royalty expense for the years ended December 31, 2005, 2004 and 2003 was $9.7 million, $15.5 million and $8.2 million, respectively.
Sale of Royalty Rights
     Revenue from the sale of royalty rights represents the sale to third parties of rights and options to acquire future royalties the Company may earn from the sale of products in development with its collaborative partners. If the Company has no continuing involvement in the research or development of these products, sales of royalty rights are recognized as revenue in the period the transaction is consummated or the options are exercised or expire.
     In March 2002, the Company entered into an agreement with Royalty Pharma AG (“Royalty Pharma”) to sell a portion of its rights to future royalties from the net sales of three selective estrogen receptor modulator (SERM) products now in late stage development with two of the Company’s collaborative partners, Pfizer and Wyeth. The agreement provided for the initial sale of rights to 0.25% of such product net sales for $6.0 million and options to acquire up to an additional 1.00% of net sales for $50.0 million. Of the initial $6.0 million sale of rights, $0.2 million was attributed to the fair market value of the options and recorded as deferred revenue. The deferred revenue was recognized upon exercise or expiration of the options.
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
     Sale of royalty rights recognized in 2004, and 2003 amounted to $31.3 million and $11.8 million, respectively, net of the deferral of offset rights of $1.4 million and $0.6 million respectively, and the recognition in 2004 and 2003 of $0.2 million and $0.1 million, respectively, of option value deferred in previous periods. In 2005, there was no sale of royalty rights.
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
Restructuring of ONTAK Royalty
     In November 2004, Ligand and Eli Lilly and Company (Lilly) agreed to amend their ONTAK royalty agreement to add options in 2005 that if exercised would restructure Ligand’s royalty obligations on net sales of ONTAK. Under the revised agreement, Ligand and Lilly each obtained two options. Ligand’s options, which were exercised in January 2005 and April 2005, provide for the buy down of a portion of the Company’s ONTAK royalty obligation on net sales in the United States for total consideration of $33.0 million. Lilly also had two options exercisable in July 2005 and October 2005 to trigger the same royalty buy-downs for total consideration of up to $37.0 million dependent on whether Ligand had exercised one or both of its options.
     Ligand’s first option, providing for a one-time payment of $20.0 million to Lilly in exchange for the elimination of Ligand’s ONTAK royalty obligations in 2005 and a reduced reverse-tiered royalty scale on ONTAK sales in the U.S. thereafter, was exercised in January 2005. The second option which provides for a one-time payment of $13.0 million to Lilly in exchange for the elimination of royalties on ONTAK net sales in the U.S. in 2006 and a reduced reverse-tiered royalty thereafter was exercised in April 2005. Additionally, beginning in 2007 and throughout the remaining ONTAK patent life (2014), Ligand will pay no royalties to Lilly on U.S. sales up to $38.0 million. Thereafter, Ligand would pay royalties to Lilly at a rate of 20% on net U.S. sales between $38.0 million and $50.0 million; at a rate of 15% on net U.S. sales between $50.0 million and $72.0 million; and at a rate of 10% on net U.S. sales in excess of $72.0 million. As of December 31, 2005, the option payments totaling $33.0 million were capitalized and are being amortized over the remaining ONTAK patent life of approximately 10 years, which represents the period estimated to be benefited, using the greater of the straight-line method or the expense determined based on the tiered royalty schedule set forth above. In accordance with SFAS No. 142, Goodwill and Other Intangibles, the Company amortizes intangible assets with finite lives in a manner that reflects the pattern in which the economic benefits of the assets are consumed or otherwise used up. If that pattern cannot be reliably determined, the assets are amortized using the straight-line method.

Pfizer Collaboration — Lasofoxifene
     In August 2004, Pfizer submitted a new drug application (United States) (NDA) to the FDA for lasofoxifene for the prevention of osteoporosis in postmenopausal women. In September 2005, Pfizer announced the receipt of a non-approvable letter from the FDA for the prevention of osteoporosis. In December 2004, Pfizer filed a supplemental NDA for the use of lasofoxifene for the treatment of vaginal atrophy. In February 2006, Pfizer announced the receipt of a non-approval letter from the FDA for vaginal atrophy. Lasofoxifene is also being developed by Pfizer for the treatment of osteoporosis. Lasofoxifene is a product that resulted from the Company’s collaboration with Pfizer and upon which the Company will receive royalties if the product is approved by the FDA and subsequently marketed by Pfizer.
Buy Out of Salk Royalty Obligations
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
     In January 2005, Ligand paid Salk $1.1 million to exercise an option to buy out milestone payments, other payment-sharing obligations and royalty payments due on future sales of lasofoxifene for vaginal atrophy. This payment resulted from a supplemental lasofoxifene NDA filing by Pfizer. As the Company had previously sold rights to Royalty Pharma AG of approximately 50% of any royalties to be received from Pfizer for sales of lasofoxifene, it recorded approximately 50% of the payment made to Salk, approximately $0.6 million, as development expense in the first quarter of 2005. The balance of approximately $0.5 million was capitalized to be amortized over the period any such royalties were to be received from Pfizer for the vaginal atrophy indication. In connection with Pfizer’s receipt of a non-approvable letter from the FDA for the vaginal atrophy indication in February 2006, however, the Company wrote-off the remaining capitalized balance of $0.5 million in the fourth quarter of 2005.
Settlement of Patent Interference
     In March 2005, Ligand announced that it reached a settlement agreement in a patent interference action initiated by Ligand against two patents owned by The Burnham Institute and SRI International, but exclusively licensed to Ligand. The Company believes the settlement strengthens its intellectual property position for bexarotene, the active ingredient in the Targretin products. The settlement also reduces the royalty rate on those products while extending the royalty payment term to SRI/Burnham.
     Under the agreement, Burnham will have a research-only sublicense to conduct basic research under the assigned patents and Ligand will have an option on the resulting products and technology. In addition, Burnham and SRI agreed to accept a reduction in the royalty rate paid to them on U.S. sales of Targretin under an earlier agreement. The aggregate royalty rate owed to SRI and Burnham by Ligand was reduced from 4% to 3% of net sales and the term of the royalty payments extended from 2012 to 2016. If the patent issued on the pending Ligand patent application is extended beyond 2016, the royalty rate would be reduced to 2% and paid for the term of the longest Ligand patent covering bexarotene.
13. Commitments and Contingencies
Equipment Financing
     The Company has entered into capital lease and equipment note payable agreements that require monthly payments through December 2008 including interest ranging from 4.73% to 9.33%. The carrying value of equipment under these agreements at December 31, 2005 and 2004 was $9.6 million and $9.5 million, respectively. At December 31, 2005 and 2004, related accumulated amortization was $4.6 million and $4.3 million, respectively. The underlying equipment is used as collateral under the equipment notes payable.

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
     Under FIN 46(R), Ligand determined that Nexus qualified as a VIE, and that Ligand was the primary beneficiary of the VIE, as the Company would absorb the majority of the entity’s expected losses, if any, as defined by FIN 46(R). In accordance with FIN 46(R), the Company consolidated Nexus as of December 31, 2003. See Note 2, “Significant Accounting Policies — Cumulative Effect of Accounting Change” section for information on the impact of the Company’s adoption of FIN 46(R).
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
     The Company leases its other office and research facilities under operating lease arrangements with varying terms through July 2015. The agreements provide for increases in annual rents based on changes in the Consumer Price Index or fixed percentage increases ranging from 3% to 7%. The Company recognizes rent expense on a straight-line basis. Deferred rent at December 31, 2005 and 2004 was $2.4 million for each of the periods.
     Total rent expense under all office leases for 2005, 2004, and 2003 was $1.7 million, $1.9 million, and $3.5 million, respectively.
     At December 31, 2005 annual minimum payments due under the Company’s office, equipment and vehicle lease obligations are as follows (in thousands):

	Obligations under
	capital leases and
	equipment notes payable	Operating leases
2006	$2,777	$2,995
2007	2,108	2,027
2008	1,300	1,833
2009	328	1,888
2010	—	1,945
Thereafter	—	9,682

Total minimum lease payments	6,513	$20,370

Less: amounts representing interest	(682)

Present value of minimum lease payments	5,831
Less: current portion	(2,401)

	$3,430

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
Distribution Service Agreements
     In 2004, the Company entered into one-year fee-for-service agreements (or distribution service agreements) for each of its products, with the majority of its wholesaler customers. These agreements were subsequently renewed in 2005 for an additional one-year period. In exchange for a set fee, the wholesalers agreed to provide the Company with certain information regarding product stocking and out-movement; agreed to maintain inventory quantities within specified minimum and maximum levels; inventory handling, stocking and management services; and certain other services surrounding the administration of returns and chargebacks. The amount of minimum payments due under the distribution service agreements for 2006 is approximately $5.9 million.
     For the years ended December 31, 2005, 2004, and 2003 shipments to four wholesale distributors each accounted for more than 10% of total shipments and in the aggregate 89%, 77%, and 82% of total shipments, respectively.
Employment and Severance and Retention Bonus Agreements
     The Company has employment agreements with its Chief Executive Officer, Chief Scientific Officer and Chief Financial Officer which include severance provisions and change in control severance arrangements with each of its executive officers except its Chief Executive Officer, David E. Robinson. Mr. Robinson’s agreement automatically renews every three years unless terminated and provides for minimum salary, as adjusted, and incentive bonuses paid upon attainment of specified management goals and severance provisions in the event of termination under specified conditions, including change of control. The change in control severance agreements provide for severance payments in the event that employment is involuntarily terminated in connection with a change in control of the Company.
     Additionally, in December 2005, the Company entered into a severance and retention bonus agreement with its Controller and Treasurer that provides for certain severance and retention or stay bonus payments under specified circumstances.
     See Note 22 regarding employee retention agreements entered into subsequent to December 31, 2005.

Consultant Agreements
     The Company has various arrangements with consultants with terms ranging from one to three years. Additionally, as of March 31, 2005, the Company entered into a consulting agreement with Dr. Ronald Evans, a Salk professor and Howard Hughes Medical Institute investigator, that continues through February 2008. The agreement provides for certain cash payments and a grant of stock options. Dr. Evans serves as the Chairman of Ligand’s Scientific Advisory Board.
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
Litigation
     The Company’s subsidiary, Seragen, Inc. and Ligand, were named parties to Sergio M. Oliver, et al. v. Boston University, et al., a putative shareholder class action filed on December 17, 1998 in the Court of Chancery in the State of Delaware in and for New Castle County, C.A. No. 16570NC, by Sergio M. Oliver and others against Boston University and others, including Seragen, its subsidiary Seragen Technology, Inc. and former officers and directors of Seragen. The complaint, as amended, alleged that Ligand aided and abetted purported breaches of fiduciary duty by the Seragen related defendants in connection with the acquisition of Seragen by Ligand and made certain misrepresentations in related proxy materials and seeks compensatory and punitive damages of an unspecified amount. On July 25, 2000, the Delaware Chancery Court granted in part and denied in part defendants’ motions to dismiss. Seragen, Ligand, Seragen Technology, Inc. and the Company’s acquisition subsidiary, Knight Acquisition Corporation, were dismissed from the action. Claims of breach of fiduciary duty remain against the remaining defendants, including the former officers and directors of Seragen. The hearing on the plaintiffs’ motion for class certification took place on February 26, 2001. The court certified a class consisting of shareholders as of the date of the acquisition and on the date of the proxy sent to ratify an earlier business unit sale by Seragen. On January 20, 2005, the Delaware Chancery Court granted in part and denied in part the defendants’ motion for summary judgment. The Court denied plaintiffs’ motion for summary judgment in its entirety. Trial was scheduled for February 7, 2005. Prior to trial, several of the Seragen director-defendants reached a settlement with the plaintiffs. The trial in this action then went forward as to the remaining defendants and concluded on February 18, 2005. The timing of a decision by the Court and the outcome are unknown. While Ligand and its subsidiary Seragen have been dismissed from the action, such dismissal is subject to a possible subsequent appeal upon any judgment in the action against the remaining parties, as well as possible indemnification obligations with respect to certain defendants.
     Beginning in August 2004, several purported class action stockholder lawsuits were filed in the United States District Court for the Southern District of California against the Company and certain of its directors and officers. The actions were brought on behalf of purchasers of the Company’s common stock during several time periods, the longest of which runs from July 28, 2003 through August 2, 2004. The complaints generally allege that the Company violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 of the Securities and Exchange Commission by making false and misleading statements, or concealing information about the Company’s business, forecasts and financial performance, in particular statements and information related to drug development issues and AVINZA inventory levels. These lawsuits have been consolidated and lead plaintiffs appointed. A consolidated complaint was filed by the plaintiffs in March 2005. On September 27, 2005, the court granted the Company’s motion to dismiss the consolidated complaint, with leave for plaintiffs to file an amended complaint within 30 days. In

December 2005, the plaintiffs filed a second amended complaint again alleging claims under Section 10(b) and 20(a) of the Securities Exchange Act against the Company, David Robinson and Paul Maier. The amended complaint asserts an expanded Class Period of March 19, 2001 through May 20, 2005 and includes allegations arising from the Company’s announcement on May 20, 2005 that it would restate certain financial results. Defendants filed their motion to dismiss plaintiffs’ second amended complaint in January 2006. No trial date has been set.
     Beginning on or about August 13, 2004, several derivative actions were filed on behalf of the Company by individual stockholders in the Superior Court of California. The complaints name the Company’s directors and certain of its officers as defendants and name the Company as a nominal defendant. The complaints are based on the same facts and circumstances as the purported class actions discussed in the previous paragraph and generally allege breach of fiduciary duties, abuse of control, waste and mismanagement, insider trading and unjust enrichment. These actions are in discovery. The court has set a trial date of May 26, 2006, although it is anticipated that the trial date may be reset.
     In October 2005, a shareholder derivative action was filed on behalf of the Company in the United States District Court for the Southern District of California. The complaint names the Company’s directors and certain of its officers as defendants and the Company as a nominal defendant. The action was brought by an individual stockholder. The complaint generally alleges that the defendants falsified Ligand’s publicly reported financial results throughout 2002 and 2003 and the first three quarters of 2004 by improperly recognizing revenue on product sales. The complaint generally alleges breach of fiduciary duty by all defendants and requests disgorgement, e.g., under Section 304 of the Sarbanes-Oxley Act of 2002. In January 2006, the defendants filed a motion to dismiss plaintiffs’ verified shareholder derivative complaint. Plaintiffs’ opposition was filed in February 2006. No trial date has been set.
     The Company believes that all of the above actions are without merit and intends to vigorously defend against each of such lawsuits. Due to the uncertainty of the ultimate outcome of these matters, the impact on future financial results is not subject to reasonable estimates.
     On December 11, 2001, a lawsuit was filed in the United States District Court for the District of Massachusetts against Ligand by the Trustees of Boston University and other former stakeholders of Seragen. The suit was subsequently transferred to federal district court in Delaware. The complaint alleged breach of contract, breach of the implied covenants of good faith and fair dealing and unfair and deceptive trade practices based on, among other things, allegations that Ligand wrongfully withheld approximately $2.1 million in consideration due the plaintiffs under the Seragen acquisition agreement. This amount had been previously accrued for in the Company’s consolidated financial statements in 1998. The complaint sought payment of the withheld consideration and treble damages. Ligand filed a motion to dismiss the unfair and deceptive trade practices claim. The Court subsequently granted Ligand’s motion to dismiss the unfair and deceptive trade practices claim (i.e., the treble damages claim), in April 2003. In November 2003, the Court granted Boston University’s motion for summary judgment, and entered judgment for Boston University. In January 2004, the district court issued an amended judgment awarding interest of approximately $0.7 million to the plaintiffs in addition to the approximately $2.1 million withheld. In January 2006, the appeals court affirmed the district court’s ruling against us. Additional interest on the above amounts of approximately $0.1 million was accrued through January 2006 and was added to the judgment. The withheld amount including the interest was paid in February 2006.
     In October 2005, a lawsuit was filed in the Court of Chancery in the State of Delaware by Third Point Offshore Fund, Ltd. requesting the Court to order Ligand to hold an annual meeting for the election of directors within 60 days of an order by the Court. Ligand’s annual meeting had been delayed as a result of the previously announced restatement. The complaint requested the Court to set a time and place and record date for such annual meeting and establish the quorum for such meeting as the shares present at the meeting, notwithstanding any relevant provisions of Ligand’s certificate of incorporation or bylaws. The complaint sought payment of plaintiff’s costs and attorney’s fees. Ligand agreed on November 11, 2005 to settle this lawsuit and schedule the annual meeting for January 31, 2006. On December 2, 2005, Ligand and Third Point also entered into a stockholders agreement under which, among other things, Ligand agreed to expand its board from eight to eleven, elect three designees of Third Point to the new board seats and pay certain of Third Point’s expenses, not to exceed approximately $0.5 million, with some conditions. Third

Point will not sell its Ligand shares, solicit proxies or take certain other stockholder actions for a minimum of six months and as long as its designees remain on the board.
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
14. Common Stock Subject to Conditional Redemption — Pfizer Settlement Agreement
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
     In the third quarter of 2004, Ligand earned a development milestone of approximately $2.0 million from Pfizer in connection with Pfizer’s filing with the FDA of a new drug application for lasofoxifene. The milestone is recorded as “Other revenue” in the accompanying Consolidated Statement of Operations. Pfizer elected to pay the milestone in stock and subsequently tendered 181,818 shares to the Company. Ligand retired the tendered shares in September 2004. The difference between the fair value of the shares tendered and the carrying value of such shares based on the exchange ratio, approximately $0.3 million, was credited to additional paid-in capital. At December 31, 2005 and 2004, respectively, the remaining shares of the Company’s Common Stock that could be redeemed totaled approximately 998,000, which are reflected at the exchange ratio price of $12.375 for a total of $12.3 million.
15. Stockholders’ Equity (Deficit)
Stock Issuances
     At its annual meeting of stockholders held on June 11, 2004, the Company’s stockholders approved an increase in the authorized number of shares of Common Stock from 130,000,000 to 200,000,000.
     Shares of common stock issued under the Company’s stock option/stock issuance plans during the years ended December 31, 2005, 2004, and 2003 were 109,225, 582,176, and 344,957, respectively.
     Shares of common stock issued under the Company’s employee stock purchase plan during the years ended December 31, 2005, 2004, and 2003 were 56,445, 101,895, and 136,301, respectively.
     In September 2003, the Company raised proceeds of $45.0 million net of offering costs of $2.0 million, in a private placement of 3,483,593 shares of its common stock.

Warrants
     At December 31, 2005, there were outstanding warrants to purchase 748,800 shares of the Company’s common stock. The warrants have an exercise price of $10.00 per share and expire on October 6, 2006.
     During 2004, warrants to purchase 201,200 shares of common stock were exercised.
Stock Plans
     The 2002 Stock Incentive Plan contains four separate equity programs — Discretionary Option Grant Program, Automatic Option Grant Program, Stock Issuance Program, and Director Fee Option Grant Program (the “2002 Plan”). Since its adoption, a total of 8,325,529 shares of common stock have been reserved for issuance under the 2002 Plan (including shares transferred from the predecessor plan). As of December 31, 2005, options for 7,001,657 shares of common stock were outstanding under the 2002 Plan, 54,914 shares remained available for future option grant or direct issuance, and 5,525,899 shares have been issued under the 2002 Plan.
     Following is a summary of the Company’s stock option plan activity and related information:

		Weighted average	Options exercisable	Weighted average
	Shares	exercise price	at year end	exercise price
Balance at January 1, 2003	5,660,245	$11.64
Granted	1,414,228	10.20
Exercised	(345,374)	10.31
Canceled	(565,577)	12.88

Balance at December 31, 2003	6,163,522	$11.27	4,014,009	$11.35

Granted	1,430,639	14.93
Exercised	(581,759)	9.59
Canceled	(298,333)	13.16

Balance at December 31, 2004	6,714,069	$12.11	4,320,643	$11.68

Granted	966,280	8.13
Exercised	(109,225)	6.32
Canceled	(569,467)	10.83

Balance at December 31, 2005	7,001,657	$11.76	5,696,035	$12.50

     Following is a further breakdown of the options outstanding as of December 31, 2005:

	Options Outstanding			Options exercisable
		Weighted
		average	Weighted		Weighted
	Options	remaining life	average	Number	average
Range of exercise prices	outstanding	in years	exercise price	exercisable	exercise price
$ 1.82 - $ 9.25	1,864,721	7.76	$7.52	960,015	$7.55
9.31 - 11.25	1,507,104	5.32	10.36	1,114,814	10.21
11.38 - 13.25	1,518,656	3.21	12.42	1,518,656	12.42
13.31 - 15.63	1,423,883	6.31	14.99	1,415,257	14.99
16.06 - 20.70	687,293	7.71	18.17	687,293	18.17

	7,001,657	5.95	$11.76	5,696,035	$12.50

     As more fully discussed under Note 2, “Accounting for Stock — Based Compensation,” in January 2005 the Company accelerated certain unvested and “out-of-the-money” stock options previously awarded to the executive officers and other employees under the Company’s 1992 and 2002 stock option plans which had an exercise price greater than $10.41, the closing price on the date of acceleration.

Preferred Stock
     The Company has authorized 5,000,000 shares of preferred stock, of which 1,600,000 are designated Series A Participating Preferred Stock (the “Preferred Stock”). The Board of Directors of Ligand has the authority to issue the Preferred Stock in one or more series and to fix the designation, powers, preferences, rights, qualifications, limitations and restrictions of the shares of each such series, including the dividend rights, dividend rate, conversion rights, voting rights, rights and terms of redemption (including sinking fund provisions), liquidation preferences and the number of shares constituting any such series, without any further vote or action by the stockholders. The rights and preferences of Preferred Stock may in all respects be superior and prior to the rights of the common stock. The issuance of the Preferred Stock could decrease the amount of earnings and assets available for distribution to holders of common stock or adversely affect the rights and powers, including voting rights, of the holders of the common stock and could have the effect of delaying, deferring or preventing a change in control of Ligand. As of December 31, 2005 and 2004 there are no preferred shares issued or outstanding.
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
16. Collaborative Research and Development Agreements
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
     The following are details regarding significant collaborative arrangements that were in the research phase during the years ended December 31, 2005, 2004, and 2003.
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

     Collaborative research revenues recognized under the agreement for the years ended December 31, 2005, 2004, and 2003 were $3.5 million, $3.8 million, and $5.2 million, respectively. Research expenses incurred by the Company in support of the TAP collaboration for the years ended December 31, 2005, 2004, and 2003 were $3.6 million, $2.9 million, and $4.4 million, respectively. The agreement further provides for milestones moving through the development stage and royalties ranging from 6.0% to 12.0% on annual net sales of drugs resulting from the collaboration. Net milestone revenue of $1.1 million and $0.8 million was earned in 2005 and 2004, respectively.
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
     Collaborative research revenues recognized under the agreement for the years ended December 31, 2004 and 2003 were $4.0 million, and $5.7 million, respectively. Research expenses incurred by the Company in support of the Lilly collaboration for the years ended December 31, 2004 and 2003 were $3.6 million, and $5.2 million, respectively. The agreement further provides for milestones moving through the development stage and royalties ranging from 5.0% to 12.0% on annual net sales of drugs resulting from the collaboration. Net milestone revenue of $1.2 million and $1.1 million was earned in 2005 and 2003, respectively.
17. X-Ceptor Therapeutics, Inc.
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
     Ligand accounted for its investment in X-Ceptor using the equity method of accounting. Ligand’s interest in X-Ceptor losses for the years ended December 31, 2003 was $1.0 million which is included in “Other income (expense)” in the accompanying consolidated statement of operations.
     On September 29, 2004, Ligand announced that the Company had agreed to vote its shares in favor of the proposed acquisition of X-Ceptor by Exelixis Inc. (“Exelixis”). Exelixis’ acquisition of X-Ceptor was subsequently completed in October 2004, and in connection therewith, Ligand received 618,165 shares of Exelixis common stock. Ligand recorded a net gain on the transaction in October 2004 of $3.7 million, based on the fair market value of the consideration received, which is included in other income (expense) in the accompanying consolidated statement of operations.
     The shares received by Ligand had certain trading restrictions for which a resale registration statement has been filed. Additionally, approximately 130,000 of the shares (21% of the total shares) were placed in escrow for up to one year to satisfy indemnification and other obligations. During 2005, such shares were released from escrow and the Company recognized a gain of $0.9 million, which is included in other income (expense) in the accompanying consolidated statement of operations.
     Shares of Exelixis as of December 31, 2005 and the shares as of December 31, 2004 that could be sold within one year are classified as available for sale investments. These shares are carried at fair value, with unrealized gains and losses included as a separate component of stockholders’ deficit. The net unrealized gain on these shares as of December 31, 2005 and 2004 is $0.8 million and $0.3 million, respectively. Shares of Exelixis as of December 31, 2004, which had trading restrictions greater than one year, were classified as restricted investments and carried at cost. During 2005, the Company sold approximately 247,000 shares for net proceeds of $1.9 million, and recognized a loss of $0.2 million, which is included in other income (expense) in the accompanying consolidated statement of operations.
18. Income Taxes
     At December 31, 2005, the Company has both federal and state net operating loss carryforwards of approximately $554.5 million and $73.2 million, respectively, which will begin expiring in 2006. The difference between the federal and California tax loss carryforwards is primarily due to the capitalization of research and development expenses for California income tax purposes and the 50% to 60% limitation on losses incurred prior to 2004 in California. The Company has $25.5 million of federal research and development credits carryforwards which will begin expiring in 2006 and $15.4 million of California research and development credits that have no expiration date.
     Pursuant to Internal Revenue Code Sections 382 and 383, use of a portion of net operating loss and credit carryforwards related to Glycomed and Seragen will be limited because of cumulative changes in ownership of more than 50% that occurred within three periods during 1989, 1992, and 1996. Such tax net operating loss and credit carryforwards have been reduced, including the related deferred tax assets. The Company has also completed a 382 study for Ligand, excluding Glycomed and Seragen, and has determined that Ligand’s net operating losses and credits are not currently subject to any limitations under Internal Revenue Code Sections 382 and 383.
     The Company’s research and development credits pertain to federal and California jurisdictions. These jurisdictions require that the Company create minimum documentation and support, such as done via a “Research & Development Credit Study”. In the absence of sufficient documentation and support these government jurisdictions may disallow some or all of the credits. Although the Company has not completed a formal study, the Company believes that it maintains sufficient documentation to support the benefiting of the credits in the consolidated financial statements. Prior to utilizing a significant portion of the credits to reduce taxes payable, the Company will review its documentation and support to determine if a formal study is necessary.

     The components of the income tax provision were as follows (in thousands):

	Years Ended December 31,
	2005	2004	2003
Current Provision:
Federal	$—	$81	$—
State	—	98	—
Foreign	59	54	56

	59	233	56

Deferred Provision:
Federal	—	—	—
State	—	—	—

	$59	$233	$56

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2005 and 2004 are shown below. A valuation allowance has been recognized to fully offset the net deferred tax assets as of December 31, 2005 and 2004 as realization of such assets is uncertain.

	December 31,
	2005	2004
	(in thousands)
Deferred liabilities:

Purchased intangible assets	$(7,184)	$(8,667)

Total deferred tax liabilities	(7,184)	(8,667)

Deferred assets:

Net operating loss carryforwards	$192,274	$185,247
Research and development credit carryforwards	35,736	34,070
Capitalized research and development	8,028	7,012
Fixed assets and intangibles	5,610	6,220
Accrued expenses	36,130	37,183
Deferred revenue	29,968	24,961
Other	68	199

	307,814	294,892

Valuation allowance for deferred tax assets	(300,630)	(286,225)

Net deferred tax asset	$—	$—

     As of December 31, 2005, approximately $6.9 million of the valuation allowance for deferred tax assets related to benefits of stock option deductions which, when recognized, will be allocated directly to paid-in capital. For the years ended December 31, 2005, 2004, and 2003, approximately $0.1 million, $1.3 million, and $0.4 million, respectively, of the change in the valuation allowance is related to benefits of stock option deductions. Additionally, other changes to the valuation allowance allocated directly to paid-in-captial are related to unrealized gains and losses on foreign currency transactions of $(0.2) million, $(0.1) million, and $(0.03) million for the years ended December 31, 2005, 2004, and 2003, respectively.
     A reconciliation of income tax expense (benefit) to the amount computed by applying the statutory federal income tax rate to the net loss is summarized as follows (in thousands):

	Years Ended December 31,
	2005	2004	2003
Amounts computed at statutory federal rate	$(12,355)	$(15,341)	$(32,027)

State taxes net of federal benefit	(1,772)	(385)	(6,635)
Effect of foreign operations	59	54	226
Meals & entertainment	134	171	321
Federal research and development credits	(513)	(1,253)	(376)
Non-controlling interest	—	—	1,013
Nexus LLC acquisition	—	(1,159)	—
Change in valuation allowance	14,495	18,144	37,378
Other	11	2	156

	$59	$233	$56

19. New Accounting Pronouncements
     In November 2005, the FASB issued Staff Position (FSPs) Nos. FSPs 115-1 and 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, in response to EITF 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (EITF 03-1). FSPs 115-1 and 124-1 provide guidance regarding the determination as to when an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss. FSPs 115-1 and 124-1 also include accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than temporary-impairments. These requirements are effective for annual reporting periods beginning after December 15, 2005. Adoption of the impairment guidance contained in FSPs 115-1 and 124-1 is not expected to have a material impact on the Company’s consolidated financial position or results of operations.
     In December 2004, the FASB issued SFAS No. 123R (revised 2004), Share-Based Payment (SFAS 123R). SFAS 123R replaced SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), and superseded APB No. 25, Accounting for Stock Issued to Employees. In March 2005, the United States Securities and Exchange Commission (SEC) issued SAB No. 107, Valuation of share-based payment arrangement for public companies, which expresses views of the SEC staff regarding the interaction between SFAS 123R and certain SEC rules and regulations, and provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. SFAS 123R will require compensation cost related to share-based payment transactions to be recognized in the financial statements. SFAS 123R required public companies to apply SFAS 123R in the first interim or annual reporting period beginning after June 15, 2005. In April 2005, the SEC approved a new rule that delays the effective date, requiring public companies to apply SFAS 123R in their next fiscal year, instead of the next interim reporting period, beginning after June 15, 2005. As permitted by SFAS 123, the Company elected to follow the guidance of APB 25, which allowed companies to use the intrinsic value method of accounting to value their share-based payment transactions with employees. SFAS 123R requires measurement of the cost of share-based payment transactions to employees at the fair value of the award on the grant date and recognition of expense over the requisite service or vesting period. SFAS 123R requires implementation using a modified version of prospective application, under which compensation expense of the unvested portion of previously granted awards and all new awards will be recognized on or after the date of adoption. SFAS 123R also allows companies to adopt SFAS 123R by restating previously issued statements, basing the amounts on the expense previously calculated and reported in their pro forma footnote disclosures required under SFAS 123. The Company will adopt SFAS 123R using the modified prospective method in the first interim period of fiscal 2006 and is currently evaluating the impact that the adoption of SFAS 123R will have on its consolidated results of operations and financial position.
     In November 2004, the FASB issued SFAS No. 151, Inventory Pricing (SFAS 151). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This statement requires that those items be recognized as current-period charges. In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 is not expected to have a material impact on the Company’s results of operations or financial position.
     In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, to address the measurement of exchanges of nonmonetary assets. It eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in APB No. 29, Accounting for Nonmonetary Transactions, and replaces it with an exception for nonmonetary exchanges that do not have commercial substance. This statement specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 did not have a material impact on the Company’s results of operations or financial position.
     In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (SFAS 154). SFAS 154 requires retrospective application to prior-period financial statements of changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also redefines “restatement” as the revising of previously issued financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.
     In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments (SFAS 155) which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133) and SFAS 140, Accounting or the Impairment or Disposal of Long-Lived Assets (SFAS 140). Specifically, SFAS 155 amends SFAS 133 to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided the whole instrument is accounted for on a fair value basis. Additionally, SFAS 155 amends SFAS 140 to allow a qualifying special purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 applies to all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006, with early application allowed. The adoption of SFAS 155 is not expected to have a material impact on the Company’s results of operations or financial position.
     In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets (SFAS 156) to simplify accounting for separately recognized servicing assets and servicing liabilities. SFAS 156 amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Additionally, SFAS 156 applies to all separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006, although early adoption is permitted. The adoption of SFAS 156 is not expected to have a material impact on the Company’s results of operations or financial position.

20. Summary of Unaudited Quarterly Financial Information
     The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2005 and 2004 (in thousands, except per share amounts).

	Quarter ended
	March 31	June 30	September 30	December 31
2005
Product sales	35,045	$41,735	$42,584	$46,717
Collaborative research and development and other revenues	1,940	4,064	2,172	2,351
Total revenues	36,985	45,799	44,756	49,068
Cost of products sold	11,065	10,667	9,807	8,308
Research and development costs	14,735	14,524	12,911	13,905
Selling, general and administrative	19,215	20,149	17,787	17,505
Co-promotion	7,740	6,966	7,766	10,029
Total operating costs and expenses	52,755	52,306	48,271	49,747
Other expense, net	2,682	2,400	2,749	2,038
Income tax expense	20	17	17	5
Net loss	$(18,472)	$(8,924)	$(6,281)	$(2,722)
Basic and diluted net loss per share	$(0.25)	$(0.12)	$(0.08)	$(0.04)
Weighted average number of common shares for basic and diluted net loss per share	73,916	74,037	74,041	74,058

	Quarter ended
	March 31	June 30	September 30	December 31
2004
Product sales	$24,939	$29,299	$31,934	$34,163
Sale of royalty rights, net	—	—	67	31,275
Collaborative research and development and other revenues	2,476	2,975	4,771	1,613
Total revenues	27,415	32,274	36,772	67,051
Cost of products sold	7,545	9,718	9,819	12,722
Research and development costs	17,517	16,566	16,747	14,374
Selling, general and administrative	14,705	18,116	17,311	15,666
Co-promotion	6,731	7,000	8,501	7,845
Total operating costs and expenses	46,498	51,400	52,378	50,607
Other (expense) income, net	(2,813)	(2,921)	(2,889)	1,086
Income tax expense	16	18	3	196
Net (loss)/ income	$(21,192)	$(22,065)	$(18,498)	$17,334
Basic net (loss)/income per share	$(0.30)	$(0.30)	$(0.25)	$0.23
Diluted net (loss)/income per share	$(0.30)	$(0.30)	$(0.25)	$0.20
Weighted average number of common shares for basic net (loss)/income per share	73,299	73,754	73,846	73,861
Weighted average number of common shares for diluted net (loss)/income per share	73,299	73,754	73,846	99,450
21. NASDAQ Delisting
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
22. Subsequent Events
Termination of Organon Copromotion Agreement
     On January 17, 2006, Ligand signed an agreement with Organon that terminates the AVINZA® co-promotion agreement between the two companies and returns AVINZA rights to Ligand (See Note 9.)
Restructuring of AVINZA Sales Force
     In January 2006, 18 Ligand sales representatives previously promoting AVINZA to primary care physicians were redeployed to call on pain specialists and all Ligand primary care territories were eliminated. In connection with this restructuring, 11 primary-care sales representatives were terminated. The AVINZA sales force restructuring was implemented to improve sales call coverage and effectiveness among high prescribing pain specialists.
Conversion of 6% Convertible Subordinated Notes
     In January 2006, certain holders of the Company’s outstanding 6% convertible subordinated notes converted notes with a face value of $24.1 million into 3,903,965 shares of common stock (See Note 11).
2002 Stock Incentive Plan
     On January 31, 2006, shareholders of the Company approved an amendment to the Company’s 2002 Stock Incentive Plan to increase the number of shares of the Company’s common stock authorized for issuance by 750,000 shares, from 8.3 million shares to 9.1 million shares.
Employee Retention Agreements
     The Company has entered into or will enter into letter agreements with approximately 67 of its key employees, including a number of its executive officers, dated as of March 1, 2006. The Compensation Committee of the Board of Directors has approved the Company’s entry into these agreements. The agreements provide for certain retention or stay bonus payments in cash and/or stock options under specified circumstances as an additional incentive to remain employed in good standing with the Company. The retention or stay bonus payments generally vest at the end of 2006 and total payments to employees of approximately $2.7 million would be made in January 2007 if all the participants qualify for the payments. Stock options granted totaled approximately 122,000 and have an exercise price of $11.90. In accordance with the Statement of Financial Accounting Standard (SFAS) 146, Accounting for Costs Associated with Exit or Disposal Activities, the cost will ratably accrue over the term of the agreements, which is approximately 10 months.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     Information regarding the change in accountants is incorporated herein by reference to Forms 8-K and 8-K/A filed on August 3, 2004, August 25, 2004, August 31, 2004, and September 29, 2004, respectively.
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
     In connection with the preparation of this Form 10-K for the fiscal year ended December 31, 2005, management, under the supervision of the CEO and CFO, conducted an evaluation of disclosure controls and procedures. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2005 due to the material weaknesses discussed below under “Management’s Report on Internal Control over Financial Reporting.” Because the material weaknesses described below have not been completely remediated as of the filing date of this Form 10-K, the CEO and CFO continue to conclude that the Company’s disclosure controls and procedures are not effective as of the filing date of this Form 10-K.
Management’s Report on Internal Control over Financial Reporting
     Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 based on the framework set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). A nationally recognized external consulting firm assisted management with the Company’s assessment of the effectiveness of internal control over financial reporting including program scoping and management’s documentation and testing of the Company’s internal control over financial reporting. A second nationally recognized accounting firm provided additional program management as well as assistance with respect to testing and documentation of internal control over financial reporting, and objective advice on management’s assessment process. Based on the results of management’s assessment and evaluation, the CEO and CFO concluded that while certain of the remediation initiatives undertaken in response to material weaknesses identified during 2004 and discussed below have been completed, other remediation initiatives were either not fully implemented by December 31, 2005 or were completed during the fourth quarter of 2005. With respect to certain procedures performed in connection with the assessment process, the timing of such remediation efforts resulted in limitations on management’s ability to conclude that certain elements of the Company’s internal control over financial reporting were operating effectively for a reasonable period of time prior to December 31, 2005. Therefore, four of the six material weaknesses identified prior to December 31, 2004 continued to exist at December 31, 2005 as described in more detail below. Additionally, management’s process for assessing the Company’s internal control over financial reporting, as of December 31, 2005 was delayed as a result of the restatement of the Company’s prior years’ consolidated financial statements which did not conclude until late 2005. These circumstances, coupled with the loss of key accounting and internal audit personnel during the restatement process, contributed to the existence of four additional material weaknesses relating to the Company’s internal control over financial reporting, as follows: 1) the inability of the Company to maintain an effective independent Internal Audit Department; 2) the existence of ineffective spreadsheet controls used in connection with the Company’s financial processes, including review, testing, access and integrity controls; 3) the existence of accounting system access rights granted to certain members of the Company’s accounting and finance department that are incompatible with the current roles and duties of such individuals (i.e. segregation of duties); and 4) the inability of management to properly maintain the Company’s documentation of the internal control over financial reporting during 2005 or to substantively commence the process to update such documentation and assessment until December 2005. Consequently, the CEO and CFO concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2005.

          A material weakness in internal control over financial reporting is defined by the Public Company Accounting Oversight Board’s Audit Standard No. 2 as being a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements would not be prevented or detected. A significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects the company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected.
          The Company’s independent registered public accounting firm, BDO Seidman, LLP (“BDO Seidman”), has issued an attestation report on management’s assessment and the effectiveness of the Company’s internal control over financial reporting. The scope of BDO Seidman’s audit of management’s assessment and the effectiveness of internal control over financial reporting was limited as a result of management’s substantial delay in the performance of and delivery to BDO Seidman of its completed assessment. Specifically, BDO Seidman was provided substantially all of the documentation related to management’s assessment subsequent to December 31, 2005 and, as a result, was unable to obtain sufficient evidence that the controls were designed and operating effectively at December 31, 2005. As a result of this limitation in scope, BDO Seidman is unable to render an opinion on either management’s assessment or the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 . The disclaimer of opinion report of BDO Seidman appears below under the caption, “Report of Independent Registered Public Accounting Firm.”
Inherent Limitations on the Effectiveness of Controls
     Management does not expect that the Company’s disclosure controls and procedures or its internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control systems are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in a cost-effective control system, no evaluation of internal control over financial reporting can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.
     These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.
Changes in Internal Control over Financial Reporting
     As disclosed in the Company’s 2004 Annual Report on Form 10-K, and in its Quarterly Reports on Form 10-Q for each of the first three quarters of 2005, the Company reported the following material weaknesses in internal control over financial reporting:
•	Revenue Recognition — The Company did not have effective controls and procedures to ensure that revenues were recognized in accordance with generally accepted accounting principles.

•	Shipments of Short-Dated Product - The Company’s controls and procedures intended to prevent shipping of short-dated products (i.e. products shipped within six months of expiration) to its wholesalers were not operating effectively which resulted in the shipment of ONTAK during 2004 to wholesalers within six months of product expiration.

•	Record Keeping and Documentation - The Company did not have adequate records and documentation supporting the decisions made and the accounting for complex transactions.

•	Lack of Sufficient Qualified Accounting Personnel - The Company did not have adequate manpower in its accounting and finance department and had a lack of sufficient qualified accounting personnel to identify and resolve complex accounting issues in accordance with generally accepted accounting principles.

•	Accruals and Cut-off - The Company did not have sufficient controls over accrued liability estimates in the proper accounting periods.

•	Financial Statement Close Procedures - The Company did not have adequate financial reporting and close procedures.
     As of December 31, 2005, the Company remediated the previously reported material weaknesses in internal control over financial reporting related to the (i) accounting for shipments of short-dated product and (ii) accruals and cut-off. Specifically, the following remediation actions have been implemented.
Remediated Material Weakness related to Shipments of Short-Dated Product
     During the second quarter of 2005, the Company’s Internal Audit Department conducted a detailed audit of the controls, policies and procedures surrounding the shipment of the Company’s products. This internal audit resulted in recommended remediation actions that were subsequently implemented in the second and third quarters of 2005 by the Company’s technical and supply operations department, as follows:
•	A review of all existing policies and procedures surrounding the shipment of the Company’s products. As a result of this review enhancements to existing policies and procedures were implemented, including daily review and reconciliation of the Company’s inventory report to the third party vendor’s inventory report for verification of the distribution date and expiration date and daily review of third party vendor’s sales report for verification that all products shipped had appropriate dating. These review procedures are now performed by a senior-level staff person in the Company’s supply operations department.

•	Each of the Company’s employees involved in the shipment of product received training regarding the internal controls and procedures surrounding the shipment of product. Additional training has been and will be provided on a regular and periodic basis and updated as considered necessary to reflect any changes in the Company’s or its customers’ business practices or activities.

•	Management also has ensured that its third-party vendor responsible for product inventories, shipping and logistics is aware and understands all applicable controls and procedures surrounding product shipment and the requirement to prepare and maintain appropriate documentation for all such product transactions. The third-party vendor has instituted controls in its accounting system to prevent the shipment of product that is not in compliance with the Company’s shipping policies.
     In the third and fourth quarters of 2005, the Company completed testing to validate compliance with the newly implemented policies, procedures and controls. The Company has undertaken this testing over these two quarters so as to be able to demonstrate operating effectiveness over a period of time that is sufficient to support its conclusion. In reviewing the results from this testing, management has concluded that the internal control over financial reporting relating to the accounting for shipments of short dated product have been significantly improved and that the above referenced material weakness in internal control over financial reporting has been remediated as of December 31, 2005.
Remediated Material Weakness related to Accruals and Cut-off
     During 2004 and continuing into 2005, the following controls and procedures were implemented in the accounting and finance department.

•	Development of monthly review procedures to review documentation for supporting period-end accruals.

•	Development of quarterly review procedures to review invoices to ensure that such invoices were properly accounted for in the correct period.

•	Completion of training of accounting and finance personnel to explain accrual methodologies and supporting documentation requirements. A training update session for all finance department employees and consultants involved in preparing and reviewing period-end accruals took place during the fourth quarter of 2005. Additional training will be provided on a regular basis and updated as necessary to reflect any changes in the Company’s accounting system.
     In the first quarter of 2006, the Company completed testing with respect to the third and fourth quarters of 2005 to validate compliance with the newly implemented procedures and controls. The Company has undertaken this testing in order to demonstrate operating effectiveness over a period of time that is sufficient to support its conclusion. In reviewing the results from this testing, management has concluded that the internal control over financial reporting relating to the accounting for accruals and cut-off have been significantly improved and that the above referenced material weakness in internal control over financial reporting has been remediated as of December 31, 2005.
Continuing Material Weakness with respect to Revenue Recognition and Related Remediation Initiatives
•	During the second and third quarters of 2005, the Company’s finance and accounting department, with the assistance of outside expert consultants, developed accounting models to recognize sales of its domestic products, except Panretin, under the sell-through revenue recognition method in accordance with generally accepted accounting principles. In connection with the development of these models, the Company also implemented a number of new and enhanced controls and procedures to support the sell-through revenue recognition accounting models. These controls and procedures include approximately 35 revenue models used in connection with the sell-through revenue recognition method including related contra-revenue models, and demand reconciliations to support and assess the reasonableness of the data and estimates, which includes information and estimates obtained from third-parties, required for sell-through revenue recognition.

•	During the fourth quarter of 2005, the accounting and finance department completed the implementation of procedures surrounding the month-end close process to ensure that the information and estimates necessary for reporting product revenues under the sell-through method to facilitate a timely period-end close were available.

•	A training program for employees and consultants involved in the revenue recognition accounting was developed and took place during the fourth quarter of 2005. In 2006, additional training will be provided on a regular and periodic basis and updated as considered necessary.
     Because certain of the remediation efforts described above were not fully effective until the fourth quarter of 2005, management was only able to test the operating effectiveness of certain controls surrounding revenue recognition during the fourth quarter. Principally, the controls and procedures surrounding the implementation of the revenue spreadsheet models used in connection with the Company’s sell-through revenue recognition method, which include certain quarterly controls, were only able to be fully tested at the end of the fourth quarter. Because the Company was unable to test the effectiveness of these operating controls for a sufficient period of time to determine the controls were operating effectively, management is unable to conclude that the controls surrounding revenue recognition were effective as of December 31, 2005. While this material weakness did not result in adjustments to the Company’s 2005 consolidated financial statements, it is reasonably possible that, if not remediated, this material weakness could result in a material misstatement of the Company’s financial statement accounts that might result in a material misstatement to a future annual or interim period.

     The Company continues to implement the following remediation activities to further improve the internal controls surrounding revenue recognition:
•	The Company intends to hire an expert manager on revenue recognition who will be responsible for managing all aspects of the Company’s revenue recognition accounting, sell-through revenue recognition models and supporting controls and procedures. The Company expects that this position will be filled during the second quarter of 2006 or as soon as possible thereafter. However, until this position is filled, the Company is continuing to use outside expert consultants to fulfill this function.

•	The Company’s commercial operations department is additionally implementing a number of improvements that will further enhance the controls surrounding the recognition of product revenue. These include the development of an information operations system that will provide management with a greater amount of reliable, timely data including changes related to product movement, demand and inventory levels. The department is also adding additional personnel to review, analyze and report this information.
Continuing Material Weakness with respect to Record Keeping and Documentation and Related Remediation Initiatives
•	The Company has implemented improved procedures for analyzing, reviewing, and documenting the support for significant and complex transactions. Documentation for all complex transactions is now maintained by the Corporate Controller.

•	The Company’s accounting and finance and legal departments developed a formal internal policy during the fourth quarter of 2005 entitled “Documentation of Accounting Decisions,” regarding the preparation and maintenance of contemporaneous documentation supporting accounting transactions and contractual interpretations. The formal policy provides for enhanced communication between the Company’s finance and legal personnel.
     The remediation efforts described above were not fully effective until the fourth quarter of 2005. While management believes the above controls were appropriately designed at December 31, 2005, the timing of the remediation efforts resulted in limitations on management’s ability to conclude that such controls were operating effectively for a reasonable period of time prior to December 31, 2005. While this material weakness did not result in adjustments to the Company’s 2005 consolidated financial statements, it is reasonably possible that, if not remediated, this material weakness could result in a material misstatement of the Company’s financial statement accounts that might result in a material misstatement to a future annual or interim period.
Continuing Material Weakness with respect to Lack of Sufficient Qualified Accounting Personnel and Related Remediation Initiatives
•	During the second quarter of 2005, the Company hired a second internal auditor who reports to the Director of Internal Audit. The Director of Internal Audit resigned effective December 2, 2005. In December 2005, the Company retained a nationally recognized external consulting firm to assist the Internal Audit Department and oversee the Company’s ongoing compliance effort under Section 404 of the Sarbanes Oxley Act of 2002 until a permanent replacement for the Company’s Director of Internal Audit is hired.

•	During the second, third, and fourth quarters of 2005, the Company engaged expert accounting consultants to assist the Company’s accounting and finance department with a number of activities, including the management and implementation of controls surrounding the Company’s new sell-through revenue recognition models, the administration of existing controls and procedures, preparation of the Company’s SEC filings and the documentation of complex accounting transactions.

•	The Company will hire additional senior accounting personnel who are certified public accountants including a Director of Accounting and, as discussed above, a Director of Internal Audit and a Manager of Revenue Recognition. The Company has hired a Director of Accounting, who is a certified public accountant, and who is expected to start working at the beginning of the Company’s second fiscal quarter of 2006. The Director of Internal Audit and the Manager of Revenue Recognition positions are targeted to be filled as soon as possible during the 2006 fiscal year. Until all such positions are filled, the Company will continue to use outside expert accounting consultants to fulfill such functions.
•	The Company continues to consider alternatives for organizational or responsibility changes which it believes may be necessary to attract additional senior accounting personnel who are certified public accountants or have recent public accounting firm experience.
     Although the remediation activities identified above were initiated during 2005, the Company is still in the process of recruiting for the Director of Internal Audit and Manager of Revenue Recognition. Additionally, the Director of Accounting was not hired until the end of the Company’s first quarter in 2006. Therefore, as of December 31, 2005, the Company continued to have a lack of sufficient qualified accounting personnel to identify and resolve complex accounting issues in accordance with generally accepted accounting procedures. While this material weakness did not result in adjustments to the Company’s 2005 consolidated financial statements, it is reasonably possible that, if not remediated, this material weakness could result in a material misstatement of the Company’s financial statement accounts that might result in a material misstatement to a future annual or interim period.
Continuing Material Weakness with respect to Financial Statement Close Procedures and Related Remediation Initiatives
•	The Company has designed and implemented process improvements concerning the Company’s financial reporting and close procedures. A training session for all finance department employees and consultants involved in the financial statement close process took place during the fourth quarter of 2005. Additionally, an ongoing periodic training update/program has been implemented to conduct training sessions on a regular quarterly basis, starting in the first quarter of 2006 to provide training to its finance and accounting personnel and to review procedures for timely and accurate preparation and management review of documentation and schedules to support the Company’s financial reporting and period-end close process. As discussed above, the additional management personnel to be hired by the finance department will also help to ensure that all documentation necessary for the financial reporting and period end close procedures is properly prepared and reviewed.
     The remediation efforts described above for certain quarterly controls were not fully effective until the fourth quarter of 2005. Because the Company was unable to test the effectiveness of these operating controls for a sufficient period of time to determine that the controls were operating effectively, management is unable to conclude that the controls surrounding financial statement close procedures were effective as of December 31, 2005. While this material weakness did not result in adjustments to the Company’s 2005 consolidated financial statements, it is reasonably possible that, if not remediated, this material weakness could result in a material misstatement of the Company’s financial statement accounts that might result in a material misstatement to a future annual or interim period.
Additional Material Weaknesses
     In addition to the material weaknesses described above, set forth below are the four additional material weaknesses that management identified as of December 31, 2005.
•	Internal Audit. The Company did not maintain an independent effective Internal Audit Department. This material weakness resulted from the fact that: 1) the Internal Audit Department was redirected during the second, third and fourth quarters of 2005 to assist with the restatement of the Company’s consolidated financial statements and 2) the Director of Internal Audit resigned December 2, 2005. As a result, the Company’s Internal Audit Department executed only a small portion of the activities contemplated to be performed pursuant to the 2005 internal audit plan. In late December 2005, the Company engaged a nationally recognized consulting firm to perform the planned activities of the Internal Audit Department, most notably the Company’s compliance efforts with respect to Section 404 of the Sarbanes Oxley Act of 2002. While this material weakness did not result in adjustments to the Company’s 2005 consolidated financial statements, it is reasonably possible that, if not remediated, given the importance of a functioning effective Internal Audit Department in the maintenance of effective internal controls over financial reporting, this material weakness could result in a material misstatement of the Company’s financial statement accounts that might result in a material misstatement to a future annual or interim period.

•	Spreadsheet Controls. In connection with the change in the Company’s revenue recognition for product sales from the sell-in method to the sell-through method, the use of spreadsheets has become a pervasive and integral part of the Company’s financial accounting, quarter-end close, and financial reporting processes. However, due to the fact that the Company experienced limitations on the testing of the spreadsheets relating to revenue recognition as well as the fact that the Company did not have documented policies and procedures regarding spreadsheets relating to financial processes other than revenue recognition, management has determined that a material weakness exists with respect to the spreadsheets utilized by the Company. Specifically, the Company experienced limitations on its ability to perform detail testing on the spreadsheets relating to revenue recognition during 2005 since the quarterly controls over such spreadsheets were not fully implemented until the fourth quarter of 2005. Additionally, the Company did not have effective end user general controls over the access, change management and validation of spreadsheets used in its financial processes other than revenue recognition nor did the Company have formal policies and procedures in place relating to the use of spreadsheets. Accordingly, the Company determined, with respect to such spreadsheets, there was no change management or access controls in place to prevent an unauthorized modification of the formulas within these spreadsheets and limited management review or approval to detect unauthorized changes or errors. Considering the significant reliance on spreadsheets in the current period, the deficiencies discussed above surrounding the use of spreadsheets have been assessed to be a material weakness as of December 31, 2005. While this material weakness did not result in adjustments to the Company’s 2005 consolidated financial statements, it is reasonably possible that, if not remediated, given the significant use of spreadsheets in the revenue recognition process and development of estimates, this material weakness could result in a material misstatement of the Company’s financial statement accounts that might result in a material misstatement to a future annual or interim period.

•	Segregation of Duties. Management has identified certain members of the Company’s accounting and finance department who have accounting system access rights that are incompatible with the current roles and duties of such individuals. This weakness was identified as a deficiency as of December 31, 2004. However, when considered in conjunction with the material weaknesses surrounding internal audit and monitoring controls discussed herein, this deficiency has been elevated to a material weakness as of December 31, 2005. While this material weakness did not result in adjustments to the Company’s 2005 consolidated financial statements, it is reasonably possible that, if not remediated, this material weakness could result in a material misstatement of the Company’s financial statement accounts that might result in a material misstatement to a future annual or interim period.

•	Monitoring Controls. As a result of the demands placed on the Company’s accounting and finance department with respect to the Company’s recent accounting restatement, management did not properly maintain the Company’s documentation of the internal control over financial reporting during 2005 to reflect changes in internal control and as a result did not substantively commence the process to update such documentation and complete its assessment until December 2005. The substantial delay in the commencement and completion of management’s self assessment has resulted in the late filing of the Company’s 2005 annual report on Form 10-K. Further, the restatement process which occurred in 2005 resulted in the delayed performance of certain control procedures in the period-end close process. Accordingly, management determined that this identified deficiency constituted a material weakness as of December 31, 2005. While this material weakness did not result in adjustments to the Company’s 2005 consolidated financial statements, it is reasonably possible that, if not remediated, this material weakness could result in a material misstatement of the Company’s financial statement accounts that might result in a material misstatement to a future annual or interim period.
Remediation Initiatives Relating to Additional Weaknesses
•	Internal Audit Plan. As discussed under the caption Remediation Relating to Accounting Personnel, the Company is in the process of recruiting a Director of Internal Audit and such position is targeted to be filled during the second quarter of 2006, or as soon as possible thereafter. Until the position is filled, the Company has engaged a nationally recognized external consulting firm to perform the functions of the Internal Audit Department. It is anticipated that the 2006 Internal Audit Plan will be approved by the Audit Committee in the second quarter of 2006 and until the Director of Internal Audit is hired, the Company will continue to utilize the consulting firm to implement and execute the 2006 internal audit plan.

•	Spreadsheet Controls. Commencing in the first quarter of 2006 and continuing thereafter, management identified and categorized significant spreadsheets using qualitative measures of financial risk and complexity. Once inventoried, the spreadsheets were subject to standardized control activity testing, ensuring that any deficiencies in such spreadsheets relating to security, change management, input validation, documentation, and segregation of duties were addressed. Detail testing was then performed with respect to significant spreadsheets to ensure the accuracy of formulas and internal and external references within the spreadsheets. Management is in the process of implementing policies and procedures relating to spreadsheet management which are designed to ensure that adequate control activities exist surrounding significant spreadsheets. These policies and procedures, which will include controls relating to data integrity, version control, and restricted access to such spreadsheets, are expected to be in place and operating in the third quarter of 2006.

•	Segregation of Duties. In the first quarter of 2006, management identified those members of the Company’s accounting and finance department who had accounting system access rights that were incompatible with the current roles and duties of such individuals and subsequently terminated the access rights for those individuals. On a quarterly basis, commencing with the first quarter of 2006, management will monitor the accounting system access rights of those employees with access to the accounting software systems to identify any grants of incompatible user access rights or any user access rights resulting from subsequent changes or modifications to the Company’s internal control structure.

•	Monitoring Controls. As discussed under Internal Audit Plan above, the Company is in the process of recruiting a Director of Internal Audit. Additionally, and until the Company has hired the Director of Internal Audit, the Company has engaged a nationally recognized external consulting firm to implement and execute the 2006 internal audit plan starting in the second quarter of 2006. As part of the internal audit plan, these consultants will be responsible for assisting management with updating and maintaining the Company’s documentation of internal control over financial reporting. The consultants will also be used until and after the hiring of the Director of Internal Audit to assist with the testing of such internal controls and in monitoring the progress of any ongoing and newly identified remediation efforts to help ensure the timely completion of the Company’s 2006 monitoring program.
     Except for the changes in connection with the remediation efforts performed in regard to the material weaknesses described above, there were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting
Board of Directors
Ligand Pharmaceuticals Incorporated
San Diego, CA
We were engaged to audit management’s assessment included in the accompanying Management’s Report on Internal Control over Financial Reporting that Ligand Pharmaceuticals Incorporated and Subsidiaries (the “Company”) did not maintain effective internal control over financial reporting as of December 31, 2005, because of the effect of material weaknesses described therein, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.
The scope of our audit of management’s assessment and the effectiveness of internal control over financial reporting was limited as a result of management’s substantial delay in the performance of and delivery to us of its completed assessment. Specifically, we were provided substantially all of the documentation related to management’s assessment subsequent to December 31, 2005 and, as a result, we were unable to obtain sufficient evidence that the controls were designed and operating effectively at December 31, 2005.
A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment as of December 31, 2005:
1)	Ineffective controls and procedures to ensure that revenues are recognized in accordance with generally accepted accounting principles;

2)	Inadequate records and documentation supporting the decisions made and the accounting for complex transactions;

3)	Inadequate finance and accounting department manpower and insufficient qualified accounting personnel to identify and resolve complex accounting issues in accordance with generally accepted accounting principles;

4)	Inadequate financial reporting and close procedures;

5)	Ineffective and non-independent internal audit department;

6)	Ineffective spreadsheet controls used in connection with the Company’s financial processes, including review, testing, access and integrity controls;

7)	Existence of accounting system access rights of certain members of the Company’s accounting and finance department that are incompatible with the current roles and duties of such individuals; and

8)	Inability of management to properly maintain the Company’s documentation of the internal control over financial reporting during 2005 and inability to substantively commence the process to update such documentation and assessment until December 2005.
These material weaknesses were considered in determining the nature, timing, and extent of the audit tests applied in our audit of the 2005 consolidated financial statements, and this report does not affect our report dated March 23, 2006 on those consolidated financial statements.
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
Since management failed to provide us with timely documentation of the Company’s internal control over financial reporting and we were unable to apply other procedures to satisfy ourselves as to the effectiveness of the Company’s internal control over financial reporting, the scope of our work was not sufficient to enable us to express, and we do not express, an opinion on either management’s assessment or on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005.
We do not express an opinion or any other form of assurance on management’s statements referring to any and all remediation steps taken.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Ligand Pharmaceuticals Incorporated and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the three year period ended December 31, 2005. Our report thereon dated March 23, 2006 expressed an unqualified opinion.

/s/ BDO Seidman, LLP
Costa Mesa, California
March 23, 2006

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
     Based solely on review of the copies of such forms furnished to the Company, or written representations that no Forms 5 were required, the Company believes that, during the period from January through December 2005, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were satisfied.
Board of Directors and Executive Officers:
     The names of the directors and executive officers of the Company and their ages, titles and biographies as of December 31, 2005 are set forth below.
     David E. Robinson, 57, has served as President, Chief Executive Officer and a Director since 1991. Since May 1996, Mr. Robinson has also served as Chairman of the Board. Mr. Robinson was Chief Operating Officer at Erbamont, a pharmaceutical company from 1987 to 1990. From 1984 to 1987 Mr. Robinson was President of Adria Laboratories, Erbamont’s North American subsidiary. Before joining Erbamont he was employed in various executive positions for more than 10 years by Abbott Laboratories, most recently as Regional Director of Abbott Europe. Mr. Robinson received his B.A. in political science and history from MacQuaire University, Australia and his M.B.A. from the University of New South Wales, Australia. Mr. Robinson is a Director of BIOCOM San Diego, the Biotechnology Industry Organization and a private company.
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
     John W. Kozarich, Ph.D., 56, has served as a Director since March 2003. Dr. Kozarich is Chairman and President, and a Director of ActivX Biosciences, which he joined in January of 2001. ActivX is a wholly owned subsidiary of Kyorin Pharmaceuticals Company, Tokyo, Japan. From 1992 to 2001 Dr. Kozarich was vice president at Merck Research Laboratories, where he was responsible for a number of research programs. Dr. Kozarich is also a biotechnology professor at the Scripps Research Institute, and previously held faculty positions at the University of Maryland and Yale University School of Medicine. Dr. Kozarich earned his B.S. in chemistry from Boston College, his Ph.D. in biological chemistry from the Massachusetts Institute of Technology, and was an NIH postdoctoral fellow at Harvard.
     Daniel S. Loeb, 43, has served as a director since December 2005. Mr. Loeb is Founder and CEO of Third Point LLC, an investment management firm founded in 1995. Third Point invests both long and short in securities involved in event driven and special situations. In 1994, prior to founding Third Point, Mr. Loeb was Vice President of High Yield sales at Citigroup, and from 1991 to 1993, he was Senior Vice President in the distressed debt department at Jefferies & Co. Mr. Loeb began his career as an Associate in private equity at Warburg Pincus in 1984. Mr. Loeb is also Chairman of the Board of American Restaurant Group and Director of Fulcrum Pharmaceuticals. Mr. Loeb graduated with an A.B. in Economics from Columbia University.
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
     Jeffrey R. Perry, 45, has served as a director since December 2005. Mr. Perry is Senior Advisor of Third Point LLC. From September 2003 to January 2005, Mr. Perry was a partner at Kynikos Associates, Ltd. From 2001 to 2003, Mr. Perry was a senior portfolio manager at SAC Capital Advisors. From 1993 to 2001, Mr. Perry was a general partner and co-Director of Research at Zweig-DiMenna Associates, a large New York-based hedge fund. In all, Mr. Perry has been employed in the money management business for 23 years, the last 17 at senior levels at major hedge funds. He graduated Magna Cum Laude from Georgetown University with a B.A. in American Studies.
     Brigette Roberts, M.D., 30, has served as a director since December 2005. Dr. Roberts currently covers healthcare investments for Third Point LLC. Prior to joining Third Point in January 2005, she ran a healthcare portfolio at DKR Capital from 2003 to 2004 and previously worked as an associate healthcare analyst at Sturza’s Medical Research in 2002 and Thomas Weisel Partners in 2001. Dr. Roberts graduated from Harvard University with a B.A. in Physics and Chemistry. She then attended NYU Medical School, where she graduated with an M.D. and completed one year of general surgical residency.
     Michael A. Rocca, 61, has served as a Director since April 1999 and currently serves as chair of the Board’s Audit Committee. Mr. Rocca was an independent financial consultant from 2000 to 2004 when he retired. Previously he was Senior Vice President and Chief Financial Officer of Mallinckrodt, Inc., a global manufacturer and marketer of specialty medical products, a position he held from April 1994 to October 2000. From 1966 until 1994, Mr. Rocca was employed by Honeywell, Inc., a control technology company. He held a number of positions at Honeywell which included Vice President and Treasurer, Vice President of Finance, Europe, and Vice President and Controller International. Mr. Rocca currently serves on the board of directors of Lawson Software Inc., and St. Jude Medical, Inc., both public companies, as well as a private company. Mr. Rocca earned his BBA in accounting from the University of Iowa.
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
     Paul V. Maier, 58, joined the Company in October 1992 as Vice President, Chief Financial Officer and became Senior Vice President, Chief Financial Officer in November 1996. Prior to joining the Company, Mr. Maier served as Vice President, Finance at DFS West, a division of DFS Group, L.P., a private multinational retailer from October 1990 to October 1992. From February 1990 to October 1990, Mr. Maier served as Vice President and

Treasurer of ICN Pharmaceuticals, Inc., a pharmaceutical and biotechnology research products company. Mr. Maier held various positions in finance and administration at SPI Pharmaceuticals, Inc., a publicly held subsidiary of ICN Pharmaceuticals Group, from 1984 to 1988, including Vice President, Finance from February 1984 to February 1987. Mr. Maier received an M.B.A. from Harvard Graduate School of Business and a B.S. from Pennsylvania State University.
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
     Eric S. Groves, M.D., Ph.D., 63, joined Ligand in August 1999 as Vice President, Project Management. From 1994 until joining Ligand, Dr. Groves held a number of positions at Sanofi Pharmaceuticals, most recently as Vice President, Project Direction where he was responsible for the worldwide strategy of and project direction for late-stage Sanofi oncology projects. From May 1991 through October 1994, Dr. Groves had served as Senior Project Director for the research division of Sterling Winthrop Corporation, and served as acting Vice President, Discovery and Clinical Research, Immunoconjugate Division. He was Director, Clinical Research and Development at CETUS Corporation from 1989 through 1991. Dr. Groves received his B.S. degree from Massachusetts Institute of Technology and his Ph.D. in physics from the University of Pennsylvania. He earned his M.D. at the University of Miami and completed an oncology fellowship at the National Cancer Institute.
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
     Tod G. Mertes, CPA, 41, joined Ligand in May 2001 as Director of Finance and was elected Vice President, Controller and Treasurer of the Company in May 2003. Prior to joining Ligand, Mr. Mertes was Chief Financial Officer at Combio Corporation and prior to Combio spent 12 years with PricewaterhouseCoopers in San Diego, California and Paris, France, most recently as an audit senior manager. Combio subsequently terminated its operations and filed a petition for bankruptcy in 2001. Mr. Mertes is a Certified Public Accountant and received a B.S. in business administration from California Polytechnic State University at San Luis Obispo.
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
Director Compensation
     Non-employee Board members are paid fees for their Board service and are reimbursed for expenses incurred in connection with such service. Each director receives an annual fee of $10,000, plus $2,500 per day for each Board meeting attended, $1,000 per day for each committee meeting attended on non-Board meeting dates and $500 per day for each Board or committee meeting in which he participates by telephone. In addition, the Audit Committee Chairman receives an annual fee of $15,000 and the Compensation Committee Chairman receives an annual fee of $2,500. Under a commitment with Dr. Johnson, the Company also pays him $4,000 for each day of service as a member of the Scientific Advisory Board or as a consultant to the Company. The Company also reimburses Dr. Johnson for all reasonable and necessary travel and other incidental expense incurred in connection with such duties.
     Non-employee Board members are also eligible to participate in the Automatic Option Grant Program in effect under the 2002 Stock Incentive Plan. At the 2004 annual meeting of stockholders, each of Messrs. Blissenbach, Groom and Rocca and Drs. Cross, Johnson, Kozarich and Peck were granted automatically an option to purchase 10,000 shares of common stock with an exercise price of $17.16 per share, the fair market value per share of common stock on the date of their re-election as a non-employee Board member. At their election to the Board on December 8, 2005, Messrs. Loeb and Perry and Dr. Roberts each were granted automatically an option to purchase 20,000 shares of common stock with an exercise price of $11.35 per share, the fair market value on that date. At the 2006 annual meeting of stockholders, each of Messrs. Blissenbach, Groom and Rocca and Drs. Cross, Johnson, Kozarich and Peck were granted automatically an option to purchase 10,000 shares of common stock with an exercise price of $12.40 per share, the fair market value per share of common stock on the date of their re-election as a non-employee Board member.
     Each of the options granted under the Automatic Option Grant Program becomes exercisable for all the option shares upon completion of one year of Board service. Each option has a maximum term of 10 years measured from the grant date, subject to earlier termination following the optionee’s cessation of Board service. For further information concerning such automatic option grants to directors, please see “Automatic Option Grant Program” discussion below.
     Non-employee directors continuing in office on January 1, 2005 were permitted to elect to apply all or a portion of their 2005 cash fees to the acquisition of a special discounted stock option under the Director Fee Option Grant Program of the 2002 Stock Incentive Plan. On January 3, 2005, in connection with such election the directors listed below were each granted an option for the number of shares shown. The numbers include each director’s option grants under this program for 2005.

2005 Director Fee Option Grants
Name	Option Shares
Henry F. Blissenbach	2,009
Alexander D. Cross, Ph.D	1,841
John Groom	3,683
Irving S. Johnson, Ph.D	1,841
John W. Kozarich, Ph.D	3,683
Carl C. Peck, M.D	1,841
     Each option has an exercise price of $3.733 per share, one-third of the fair market value per share of common stock on the grant date, which was $11.20. Accordingly, the fair market value of those shares less the aggregate exercise price was equal to the cash fees for 2005 that such Board member elected to apply to the grant. Each option becomes exercisable in a series of 12 successive equal monthly installments upon the optionee’s completion of each month of Board service during the 2005 calendar year. Each option has a maximum term of 10 years measured from the grant date, subject to earlier termination three years following the optionee’s cessation of Board service.
     The Director Fee Option Grant Program (the “Program”) is implemented under the 2002 Stock Incentive Plan for each calendar year until otherwise determined by the Compensation Committee. In December 2005, the Compensation Committee suspended the Program for calendar year 2006 due to requirements of state blue sky laws. The Program may resume upon compliance with applicable laws and approval of the Compensation Committee.
     Under the Program, each non-employee Board member may elect, prior to the start of each calendar year, to apply all or any portion of the annual fees otherwise payable in cash for his or her period of service on the Board for that year to the acquisition of a special discounted option grant. The option grant is a non-statutory option under the federal tax laws and is automatically made on the first trading day in January in the calendar year for which the director fee election is in effect. The option has a maximum term of 10 years measured from the grant date and an exercise price per share equal to one-third of the fair market value of the option shares on such date. The number of shares subject to each option is determined by dividing the amount of the annual fees applied to the acquisition of that option by two-thirds of the fair market value per share of common stock on the grant date. As a result, the total spread on the option (the fair market value of the option shares on the grant date less the aggregate exercise price payable for those shares) is equal to the portion of the annual fees applied to the acquisition of the option. The dollar amount of the fee subject to the Board member’s election each year is equal to his or her annual retainer fee, plus the number of regularly-scheduled Board meetings for that year multiplied by the per Board meeting fee in effect for such year. Under the 2002 Stock Incentive Plan, the current annual dollar amount of the fee that can be applied is $27,500 for each non-employee director, plus $15,000 for the Audit Committee chair or $2,500 for the Compensation Committee chair.
     Our Compensation Committee has approved the issuance of shares of restricted stock to certain of our non-employee directors pursuant to the Stock Issuance Program under the 2002 Plan. On January 4, 2006, the following directors were issued the following number of shares of restricted stock: John W. Kozarich, 2,378 shares; Daniel S. Loeb, 2,378 shares; Carl C. Peck, 2,378 shares; Jeffrey R. Perry, 2,378 shares; Brigette Roberts, M.D., 2,378 shares; and Michael A. Rocca, 3,676 shares. Each such director elected to apply his right to receive all or a portion of his directors’ fees during 2006 to the acquisition of shares of restricted stock. The purchase price for the shares of restricted stock was equal to $11.56, the fair market value of our common stock on the date of purchase. The number of shares of restricted stock purchased by each director was determined by dividing (1) the dollar amount of the director fees he elected to apply to the acquisition of shares of restricted stock by (2) $11.56. Each such director will no longer have any right to receive payment in cash of the directors’ fees applied to the purchase of the restricted stock. The shares of restricted stock will be subject to forfeiture in the event a director’s service on the Board of Directors terminates for any reason prior to the date on which such shares vest. The shares of restricted stock will vest in 12 successive equal monthly installments upon the director’s completion of each calendar month of service on the Board of Directors during 2006, with the first installment vesting on January 31, 2006.
Item 11. Executive Compensation
     The following table summarizes the compensation earned by the Named Executive Officers, i.e. the Chief Executive and the next four most highly-compensated executive officers, for services rendered in all capacities to the Company and its subsidiaries for the fiscal years ended December 31, 2005, 2004, and 2003:

SUMMARY COMPENSATION TABLE

					Long-Term
					Compensation
					Awards
		Annual Compensation			Securities
				Other Annual	Underlying	All Other
Name and Principal Position	Year	Salary($)(1)	Bonus($)(2)	Compensation($)(3)	Options/ SARs(#)	Compensation($)(4)
David E. Robinson	2005	666,667	—	6,080	100,000	2,322
Chairman of the Board,	2004	643,333	—	188,049	150,000	2,322
President and CEO	2003	623,333	250,000	334,966	175,000	2,322

Andres F. Negro-Vilar	2005	450,000	—	135,949	35,000	6,858
Executive Vice President,	2004	423,800	70,000	142,987	30,000	3,564
Research and Development and Chief Scientific Officer	2003	407,500	91,750	211,352	75,000	3,564

Paul V. Maier	2005	335,000	—	25,325	35,000	2,322
Senior Vice President,	2004	304,750	—	31,665	30,000	2,322
Chief Financial Officer	2003	287,500	63,250	54,268	75,000	2,322

Warner R. Broaddus	2005	286,000	—	—	20,000	526
Vice President, General	2004	238,140	35,000	—	20,000	493
Counsel and Secretary	2003	220,500	44,100	—	25,000	461

Tod G. Mertes	2005	240,000	60,000	—	15,000	468
Vice President, Controller	2004	200,000	30,000	—	20,000	381
and Treasurer	2003	158,151	40,000	—	37,500	283
(1)	Compensation deferred at the election of the executive, pursuant to the Ligand Pharmaceuticals 401(k) Plan and Ligand Deferred Compensation Plan are included in the year earned.

(2)	Bonuses (or additional bonus) to be paid to the named Executive Officer for services rendered during 2005 will be determined after the filing of this Annual Report on Form 10K.

(3)	Amounts represent the value of excess earnings on contributions to the Deferred Compensation Plan that were either paid or for which payment was deferred at the election of the officer. Messrs. Broaddus and Mertes did not participate in the Compensation Plan for each of the periods.

(4)	Amounts represent the value of life insurance premiums.

     Stock Awards. The following table provides information on the option grants made to the Named Executive Officers, i.e. the Chief Executive Officer and the next four most highly-compensated executive officers, during the fiscal year ended December 31, 2005. For all employees (including the executive officers, but excluding the non-employee directors), options to purchase a total of 951,382 shares of stock were granted during the same fiscal year. No stock appreciation rights were granted to the Named Executive Officers during that fiscal year.
OPTION/SAR GRANTS IN LAST FISCAL YEAR
Individual Grants

					Potential Realizable
	Number of	% of Total			Value at Assumed Annual
	Securities	Options/SARs	Exercise		Rates of Stock Price
	Underlying	Granted to	or		Appreciation for
	Options/SARs	Employees in	Base Price	Expiration	Option Term
Name	Granted (#)	Fiscal Year	($/Sh)	Date	5%($)	10%($)
David E. Robinson	100,000	10.5110	7.25	7/5/15	455,949	1,155,463
Andres F. Negro-Vilar	35,000	3.6789	7.25	7/5/15	159,582	404,412
Paul V. Maier	35,000	3.6789	7.25	7/5/15	159,582	404,412
Warner R. Broaddus	20,000	2.1022	7.25	7/5/15	91,190	231,093
Tod G. Mertes	15,000	1.5767	7.25	7/5/15	68,392	173,320
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
     The following table shows information concerning option exercises and holdings for the year ended December 31, 2005 with respect to each of the Named Executive Officers. No stock appreciation rights were exercised by the named Executive Officers during such fiscal year, and no stock appreciation rights were held by them at the end of such fiscal year.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
FISCAL YEAR-END OPTION VALUES

			Number of Securities Underlying
	Shares		Unexercised Options/SARs at		Value of Unexercised In-the-Money
	acquired on	Value	December 31, 2005		Options/SARs at December 31, 2005
Name	exercise	realized ($)	Exercisable (#)	Unexercisable (#)	Exercisable ($)	Unexercisable ($)
David E. Robinson	—	—	891,667	158,333	433,167	500,833
Andres Negro-Vilar	—	—	380,875	60,000	349,783	184,000
Paul V. Maier	—	—	325,477	60,000	236,754	184,000
Warner R. Broaddus	—	—	96,667	28,333	31,667	93,833
Tod G. Mertes	—	—	59,844	27,656	41,633	79,492
     Value realized on exercise is based upon the market price of the purchased shares on the exercise date less the option exercise price paid for those shares. Value of unexercised in-the-money options is equal to the fair market value of the securities underlying the option at fiscal year-end, $11.15 per share, less the exercise price payable for those securities.
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
     Additionally, the Company has entered into employee retention agreements dated March 1, 2006 with each of Dr. Negro-Vilar and Messrs. Maier and Broaddus. The agreements provide for certain retention or stay bonus payments in cash and/or stock options under specified circumstances as an additional incentive to remain employed in good standing with the Company.

     In December 2005 the Company entered into an agreement with Mr. Mertes that provides for certain severance and retention or stay bonus payments under specified circumstances. If Mr. Mertes’ employment is involuntarily terminated as defined in the agreement, prior to December 31, 2006, Mr. Mertes is entitled to receive a payment equal to 12 months’ regular salary. If Mr. Mertes remains employed and available for work through December 31, 2006, he is entitled to receive a stay bonus of four months’ salary. Mr. Mertes may receive all or part of the stay bonus if he is involuntarily terminated in connection with a change of control on or before December 31, 2006.
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
•	one times the annual rate of base salary in effect for such officer at the time of involuntary termination plus one times the average of bonuses paid to such officer for services rendered in the two fiscal years immediately preceding the fiscal year of involuntary termination. The severance amount will be payable in 12 monthly installments following the officer’s termination of employment.
Compensation Committee Interlocks and Insider Participation
     Relationships and Independence of the Compensation Committee Members
     During fiscal 2005, the Compensation Committee was composed of Messrs. Blissenbach, and Groom. No member of the Compensation Committee was at any time during the 2005 fiscal year or at any other time an officer or employee of the Company. No executive officer of the Company served on the board of directors or compensation committee of any entity which has one or more executive officers serving as members of the Company’s Board of Directors or Compensation Committee.
Compensation Committee Report
     The following is the report delivered by the Compensation Committee of the Company’s Board of Directors with respect to the principal factors considered by such Committee in determining the compensation of the Company’s executive officers.
     As members of the Compensation Committee of the Board of Directors, it is our duty to set the base salary of the Company’s executive officers and to administer the Company’s Stock Option/Stock Issuance and Employee Stock Purchase Plans under which grants may be made to the executive officers and other employees. In addition, we approve the individual bonus programs to be effective for the executive officers each fiscal year.
     General Compensation Policy. Our fundamental policy is to offer the Company’s executive officers competitive compensation opportunities based upon their contribution to the financial success of the Company and their personal performance. It is our objective to have a substantial portion of each officer’s compensation contingent upon the Company’s performance as well as upon his or her own level of performance. Accordingly, each executive officer’s compensation package is comprised of three principal elements:

•	base salary which reflects individual performance and is designed primarily to be competitive with salary levels in the industry,

•	annual variable performance bonus awards payable in cash and tied to the achievement of Company and individual performance goals established by the Company, and

•	long-term stock-based incentive awards which strengthen the mutuality of interests between the executive officers and the Company’s stockholders.
As an officer’s level of responsibility increases, it is our intent to have a greater portion of his or her total compensation be dependent upon the Company’s performance and stock price appreciation rather than base salary.
     Factors. The principal factors which we considered in establishing the components of each executive officer’s compensation package for the 2005 fiscal year are summarized below. We may in our discretion apply entirely different factors, particularly different measures of financial performance, in setting executive compensation for future fiscal years, but all compensation decisions will be designed to further the general compensation policy indicated above.
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
     Annual Performance Compensation. Annual bonuses are earned by each executive officer solely on the basis of the Company’s achievement of the corporate performance targets we establish at the start of the fiscal year. For fiscal year 2005, the performance targets were based upon Company performance and individual goals supporting key corporate objectives, and each executive was evaluated in relation to his contribution to the attainment of those targets. Accordingly, this element of executive compensation was earned solely on the basis of the Company’s success in achieving the corporate goals, as well as on individual goals
     Long-Term Incentive Compensation. During 2005, we approved the grant of stock options to certain executive officers under the 2002 Stock Option/Stock Issuance Plan. The grants are designed to align the interests of each executive officer with those of the stockholders and provide each individual with a significant incentive to manage the Company from the perspective of an owner with an equity stake in the business. The number of shares subject to each option grant was based on the officer’s level of responsibilities and relative position in the Company. However, we do not adhere to any specific set of guidelines and determine the size of each grant based on individualized reviews as circumstances warrant.
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
     The remaining components of Mr. Robinson’s 2005 fiscal year compensation, however, were entirely dependent upon financial performance and provided no dollar guarantees. It is our objective to have an increasing percentage of Mr. Robinson’s total compensation each year tied to the attainment of performance targets and stock price appreciation on his option shares.
     Compliance with Internal Revenue Code Section 162(m). Section 162(m) of the Internal Revenue Code disallows a tax deduction to publicly held companies for compensation paid to certain of their executive officers, to the extent that compensation exceeds $1.0 million per covered officer in any fiscal year. The limitation applies only to compensation which is not considered to be performance-based. The non-performance based compensation paid in cash to the Company’s executive officers for the 2005 fiscal year did not exceed the $1.0 million limit per officer, and the Compensation Committee does not anticipate that the non-performance based compensation to be paid in cash to the Company’s executive officers for fiscal 2006 will exceed that limit. The 2002 Stock Option/Stock Issuance Plan has been structured so that any compensation paid in connection with the exercise of options grants under that plan with an exercise price equal to the fair market value of the option shares on the grant date will qualify as performance-based compensation, and therefore not subject to the $1.0 million limitation.
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

	12/31/00	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05
Ligand	100.00%	127.9%	38.4%	104.9%	83.1%	79.6%

NASDAQ Composite	100.00%	78.9%	54.5%	81.1%	88.1%	89.3%

NASDAQ Pharmaceutical Stocks	100.00%	85.2%	55.1%	80.7%	86.0%	94.7%

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
     The following table shows, based on information we have, the beneficial ownership of the Company’s common stock as of February 28, 2006, by
•	all persons who are beneficial owners of 5% or more of the Company’s common stock

•	each director and nominee for director,

•	the Named Executive Officers and

•	all current directors and executive officers as a group.
     Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned, subject to community property laws, where applicable. Percentage of ownership is based on 78,082,664 shares of common stock outstanding on February 28, 2006. Shares of common stock underlying options and convertible notes includes options which are currently exercisable or will become exercisable and convertible notes which are currently convertible or will become convertible within 60 days after February 28, 2006, are deemed outstanding for computing the percentage of the person or group holding such options, but are not deemed outstanding for computing the percentage of any other person or group. The address for individuals for whom an address is not otherwise indicated is 10275 Science Center Drive, San Diego, CA 92121.

		Shares Beneficially
	Number of Shares	Owned via Options,
	Beneficially	Warrants or	Percent of
Beneficial Owner	Owned	Convertible Notes	Class Owned
Daniel S. Loeb(1)	7,375,000	—	9.45%
Third Point LLC 390 Park Avenue New York, NY 10022

David M. Knott(2)	7,261,662	—	9.30%
485 Underhill Blvd., Ste. 205 Syosset, NY 11791-3419

OrbiMed Advisors LLC(3)	7,332,924	—	9.39%
767 Third Avenue, 30th Floor New York, NY 10017

Glenview Capital Management LLC(4)	6,906,000	—	8.84%
399 Park Avenue, Floor 39 New York, NY 10022

JP Morgan Chase & Co.(5)	5,455,900	—	6.99%
270 Park Avenue New York, NY 10017

Oz Management LLC(6)	4,076,000	—	5.22%
9 West 57th Street, 39th Floor New York, NY 10019

Janus Capital Management LLC(7)	3,108,840	—	3.98%
100 Detroit Street Denver, CO 80206

Harvest Management LLC(8)	2,984,400	1,052,938	3.77%
600 Madison Ave New York, NY 10022

Henry F. Blissenbach	101,241	96,241	*

Alexander D. Cross	130,332	91,847	*

John Groom	121,259	105,022	*

Irving S. Johnson	111,006	88,077	*

John W. Kozarich(9)	43,824	36,446	*

Daniel S. Loeb(1)(9)	7,377,378	—	9.45%

Carl C. Peck(8)	111,559	103,181	*

Jeffrey R. Perry(1)(9)	7,377,378	—	9.45%

Brigette Roberts, M.D.(1)(9)	7,377,378	—	9.45%

Michael A. Rocca(9)	86,475	74,799	*

David E. Robinson	1,336,925	925,000	1.69%

Andres F. Negro-Vilar	400,921	393,688	*

Paul V. Maier	438,012	338,287	*

Warner R. Broaddus	106,146	102,500	*

Tod G. Mertes	68,295	65,782	*

Directors and executive officers as a group (20 persons)(9)	10,961,930	2,938,157	13.53%

*	Less than 1%

(Footnotes continued on next page.)

(1)	Pursuant to a Schedule 13D/A filed December 5, 2005, which reported that Daniel S. Loeb and Third Point LLC had shared voting and dispositive power over 7,375,000 shares and Third Point Offshore Fund, Ltd. had shared voting and dispositive power over 4,725,800 shares.

(2)	Pursuant to a Schedule 13G/A filed December 2, 2005, which reported that David M. Knott and Dorset Management Corporation had sole voting power over 6,273,956 shares, shared voting power over 882,074 shares, sole dispositive power over 6,780,077 shares and shared dispositive power over 481,585 shares.

(3)	Pursuant to a schedule 13G/A filed February 10, 2006, which reported that OrbiMed Advisors LLC had shared voting and shared dispositive power over 5,613,675 shares; OrbiMed Capital LLC had shared voting and shared dispositive power over 1,719,249 shares; and Samuel D. Isaly had shared voting and dispositive power over 7,332,924 shares.

(4)	Pursuant to a Schedule 13G/A filed on February 14, 2006, which reported that Glenview Capital Management, LLC, Glenview Capital GP, LLC, and Lawrence Robbins had shared voting and dispositive power over 6,906,000 shares and Glenview Capital Master Fund, LTD had shared voting and dispositive power over 3,980,843 shares.

(5)	Pursuant to a Schedule 13G filed February 10, 2006 by JP Morgan Chase & Co. which reported sole voting and dispositive power over 5,455,900 shares.

(6)	Pursuant to a Schedule 13G filed on March 10, 2006, which reported that Oz Management LLC and Daniel S Och had sole voting and dispositive power over 4,076,000 shares and Oz Master Fund, Ltd. had sole voting and dispositive power over 3,830,500 shares.

(7)	Pursuant to a Schedule 13G filed February 14, 2006 by Janus Capital Management LLC, which reported sole voting and dispositive power over 3,108,840 shares.

(8)	Pursuant to a Schedule 13G filed February 14, 2006, which reported that Harvest Management LLC and James Mogan Rutman had shared voting and dispositive power over 2,984,400 shares of Common Stock and 1,052,938 shares of common stock underlying convertible notes.

(9)	Includes restricted stock awards grants under the 2002 Option Plan. See “Director Compensation.”
Securities authorized for issuance under equity compensation plans
     We have two compensation plans approved by stockholders under which our equity securities are authorized for issuance to employees or directors in exchange for goods or services: The 2002 Stock Option/Stock Issuance Plan (effective May 16, 2002) which is the successor plan to the 1992 Stock Option/Stock Issuance Plan; and The 2002 Employee Stock Purchase Plan (effective July 1, 2002) which is the successor plan to the 1992 Employee Stock Purchase Plan. Set forth below is information as of December 31, 2005 with respect to our compensation plans described above under which equity securities of the Company are authorized for issuance.

(c)
Number of securities
	(a)		remaining available for future
	Number of securities to be	(b)	issuance under equity
	issued upon exercise of	Weighted-average exercise	compensation plans
	outstanding options,	price of outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Equity compensation plans approved by security holders	7,001,657	$11.76	202,424	(1)
Equity compensation plans not approved by security holders (2)	—	—	—

	7,001,657	$11.76	202,424

(1)	At December 31, 2005, 54,914 and 147,510 shares were available under the 2002 Option Plan and the 2002 Employee Stock Purchase Plan, respectively, for future grants of stock options or sale of stock. On January 31, 2006, shareholders of the Company approved an amendment to the Company’s 2002 Stock Incentive Plan to increase the number of shares of the Company’s common stock authorized for issuance by 750,000 shares, from 8.3 million shares to 9.1 million shares.

(2)	There were no equity compensation plans at December 31, 2005 (including individual compensation arrangements) not approved by the Company’s security holders.
Item 13. Certain Relationships and Related Transactions.
     In 1996, the Board adopted a shareholders rights plan (the “Rights Plan”) which provides for a dividend distribution of one preferred share purchase right (a “Right”) on each outstanding share of our common stock. Each Right entitles stockholders to buy 1/1000th of a share of Ligand Series A Participating Preferred Stock at an exercise price of $100, subject to adjustment. In September 2002, the Board amended the Rights Plan, reducing from 20% to 10% the “trigger” percentage of outstanding shares which, if acquired, would permit the rights to be exercised. Generally, the Rights become exercisable following the tenth day after a person or group announces acquisition of 10% or more of the common stock, or announces commencement of a tender offer, the consummation of which would result in ownership by the person or group of 10% or more of the common stock. In connection with our September 1998 agreements with Elan, we amended the Rights Plan to provide that the Rights would not become exercisable by reason of Elan’s (i) beneficial ownership on or before November 9, 2005 of up to 25% of the Common Stock or (ii) beneficial ownership after November 9, 2005 of a percentage of our common stock equal to its beneficial ownership on that date, to the extent such ownership exceeds 10%. These provisions related to Elan’s ownership were removed by an amendment to the Rights Plan in March 2004, following Elan’s divestiture in 2003 of all of its Ligand stock. In December 2005, the Board approved an amendment to the Rights Plan providing that shares of the Company’s common stock acquired by Third Point LLC, its affiliates or associates (“Third Point”) solely as a result of service as members of the Company’s Board of Directors, including without limitation, the option for each designee to purchase 20,000 shares of common stock which was automatically granted on the date of such designee’s initial election, would not operate to trigger the distribution of rights under the Rights Plan.
     Certain holders of the common stock, and the common stock issuable upon exercise of warrants and other convertible securities, are entitled to registration rights with respect to such stock.
     We have entered into employment agreements with each of Messrs. Robinson, Maier, and Dr. Negro-Vilar, and a severance and retention bonus agreement with Mr. Mertes. We have separate severance agreements with Dr. Negro-Vilar and Mr. Maier and the other executive officers, except Mr. Robinson. Additionally, we have entered into employee retention agreements with Dr. Negro-Vilar and Messrs. Maier and Broaddus. Please see “Item 11 – Executive Compensation - Employment, Severance and Change of Control Arrangements with Executive Officers” above for more details regarding these agreements.
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
     In June 2002, Ligand entered into an agreement with Mr. L’Italien that provided for a one-time sign-on bonus of $85,000 that was paid in 2003. In May 2003, Ligand entered into an agreement with Mr. Aliprandi that provided for a minimum bonus for 2003 of $73,000. Upon his retirement in April 2005, the Company entered into a one-year consulting contract, which was amended on February 10, 2006, with Mr. Aliprandi under which he is paid a per-day fee plus expenses. Aggregate fees under the contract may not exceed $227,445. The amended contract was reviewed and ratified by the Audit Committee. In May 2005 in connection with his appointment, the Company entered into an agreement with Mr. Crouch whereby he receives an initial annual salary of $310,000, participates in the management bonus plan with a minimum payout of $100,000 in 2006, was awarded an option to purchase 120,000 shares at fair market value on the date of grant and received a $40,000 sign-on bonus.
     Pursuant to a Stockholders Agreement dated December 2, 2005 among the Company and Third Point, the Company agreed to reimburse Third Point LLC, which is controlled by director Daniel S. Loeb and employs directors Brigette Roberts, M.D. and Jeffrey R. Perry, up to $475,000 of its actual out-of-pocket costs incurred prior to the date of the Agreement directly related to certain matters listed in the agreement and connected to a proxy contest previously announced by Third Point LLC, subject to certain conditions described in the agreement.
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

Item 14. Principal Accountant Fees and Services.
     The aggregate fees billed by BDO Seidman, LLP for professional services rendered in 2005 and 2004 are summarized in the following table (in thousands):

	2005	2004
Audit fees (1)	$1,360.9	$575.9
Audit-related fees (2)	1,586.0	21.0
Tax fees (3)	36.2	37.7
All other fees(4)	29.3	—

	$3,012.4	$634.6

(1)	Audit fees consist of fees for professional services rendered for the audit of the Company’s consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided in connection with statutory and regulatory filings or engagements. In 2005 and 2004, audit fees include fees for professional services rendered for the audits of (i) management’s assessment of the effectiveness of internal control over financial reporting and (ii) the effectiveness of internal control over financial reporting.

(2)	Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our consolidated financial statements but are not reported under “Audit Fees.” Such fees include, among other things, employee benefit plan audits and certain consultations concerning financial accounting and reporting standards. In 2005, audit-related fees represent professional services rendered in connection with the re-audits of the Company’s financial statements for the years ended December 31, 2003 and 2002.

(3)	Tax fees consist of fees for professional services rendered for assistance with federal, state and international tax compliance.

(4)	All other fees consist of fees billed in connection with the SEC enforcement investigation.
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
     The services performed by BDO Seidman, LLP in 2005 and 2004 were pre-approved in accordance with the requirements of the Audit Committee Charter approved by the Audit Committee at its meeting.
     Except as stated above, there were no other fees billed by BDO Seidman, LLP for 2005 or 2004. The Audit Committee considers the provision of these services to be compatible with maintaining the independence of the Company’s independent auditors. None of the fees paid to the independent auditors under the categories Audit-related fees, and Tax fees described above were approved by the Audit Committee after services were rendered pursuant to the de minimus exception established by the SEC.

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
(3) The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.
Item 16. Exhibits and Financial Statement Schedules

Exhibit Number	Description
2.1(1)	Agreement and Plan of Reorganization dated May 11, 1998, by and among the Company, Knight Acquisition Corp. and Seragen, Inc. (Filed as Exhibit 2.1).

2.2 (1)	Option and Asset Purchase Agreement, dated May 11, 1998, by and among the Company, Marathon Biopharmaceuticals, LLC, 520 Commonwealth Avenue Real Estate Corp. and 660 Corporation. (Filed as Exhibit 10.3).

2.3 (19)	Asset Purchase Agreement among CoPharma, Inc., Marathon Biopharmaceuticals, Inc., Seragen, Inc. and the Company dated January 7, 2000. (The schedules referenced in this agreement have not been included because they are either disclosed in such agreement or do not contain information which is material to an investment decision (with certain confidential portions omitted). The Company agrees to furnish a copy of such schedules to the Commission upon request).

2.5 (1)	Form of Certificate of Merger for acquisition of Seragen, Inc. (Filed as Exhibit 2.2).

3.1 (1)	Amended and Restated Certificate of Incorporation of the Company. (Filed as Exhibit 3.2).

3.2 (1)	Bylaws of the Company, as amended. (Filed as Exhibit 3.3).

3.3 (2)	Amended Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Company.

3.5 (31)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company dated June 14, 2000.

3.6 (3)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company dated September 30, 2004.

3.7 (52)	Amendment to the Bylaws of the Company dated November 8, 2005. (Filed as Exhibit 3.1).

Exhibit Number	Description
4.1 (4)	Specimen stock certificate for shares of Common Stock of the Company.

4.2 (16)	Preferred Shares Rights Agreement, dated as of September 13, 1996, by and between the Company and Wells Fargo Bank, N.A. (Filed as Exhibit 10.1).

4.3 (13)	Amendment to Preferred Shares Rights Agreement, dated as of November 9, 1998, between the Company and ChaseMellon Shareholder Services, L.L.C., as Rights Agent. (Filed as Exhibit 99.1).

4.4 (17)	Second Amendment to the Preferred Shares Rights Agreement, dated as of December 23, 1998, between the Company and ChaseMellon Shareholder Services, L.L.C., as Rights Agent (Filed as Exhibit 1).

4.7 (37)	Fourth Amendment to the Preferred Shares Rights Agreement and Certification of Compliance with Section 27 Thereof, dated as of October 3, 2002, between the Company and Mellon Investor Services LLC, as Rights Agent.

4.9 (38)	Indenture dated November 26, 2002, between Ligand Pharmaceuticals Incorporated and J.P. Morgan Trust Company, National Association, as trustee, with respect to the 6% convertible subordinated notes due 2007. (Filed as Exhibit 4.3).

4.10 (38)	Form of 6% Convertible Subordinated Note due 2007. (Filed as Exhibit 4.4).

4.11 (38)	Pledge Agreement dated November 26, 2002, between Ligand Pharmaceuticals Incorporated and J.P. Morgan Trust Company, National Association. (Filed as Exhibit 4.5).

4.12 (38)	Control Agreement dated November 26, 2002, among Ligand Pharmaceuticals Incorporated, J.P. Morgan Trust Company, National Association and JP Morgan Chase Bank. (Filed as Exhibit 4.6).

4.13 (5)	Amended and Restated Preferred Shares Rights Agreement dated as of March 20, 2004, which includes as Exhibit A the Form of Rights Certificate and as Exhibit B the Summary of Rights.

4.14 (50)	Form of First Amendment to the Amended and Restated Preferred Shares Rights Agreement effective December 8, 2005 between the Company and Mellon Investor Services LLC. (Filed as Exhibit 10.1).

10.1 (49)	Second Amendment to Non-Qualified Deferred Compensation Plan.

10.2 (49)	Letter Agreement by and between the Company and Tod G. Mertes dated as of December 8, 2005.

10.3 (4)	Form of Stock Issuance Agreement.

10.30 (4)	Form of Proprietary Information and Inventions Agreement.

10.31 (4)	Agreement, dated March 9, 1992, between the Company and Baylor College of Medicine (with certain confidential portions omitted).

10.33 (4)	License Agreement, dated November 14, 1991, between the Company and Rockefeller University (with certain confidential portions omitted).

10.34 (4)	License Agreement and Bailment, dated July 22, 1991, between the Company and the Regents of the University of California (with certain confidential portions omitted).

10.35 (4)	Agreement, dated May 1, 1991, between the Company and Pfizer Inc (with certain confidential portions omitted).

Exhibit Number	Description
10.36 (4)	License Agreement, dated July 3, 1990, between the Company and the Brigham and Woman’s Hospital, Inc. (with certain confidential portions omitted).

10.38 (4)	License Agreement, dated January 5, 1990, between the Company and the University of North Carolina at Chapel Hill (with certain confidential portions omitted).

10.41 (4)	License Agreement, dated October 1, 1989, between the Company and Institute Pasteur (with certain confidential portions omitted).

10.43 (4)	License Agreement, dated June 23, 1989, between the Company and La Jolla Cancer Research Foundation (with certain confidential portions omitted).

10.46 (4)	Form of Indemnification Agreement between the Company and each of its directors.

10.47 (4)	Form of Indemnification Agreement between the Company and each of its officers.

10.58 (4)	Stock Purchase Agreement, dated September 9, 1992, between the Company and Glaxo, Inc.

10.59 (4)	Research and Development Agreement, dated September 9, 1992, between the Company and Glaxo, Inc. (with certain confidential portions omitted).

10.60 (4)	Stock Transfer Agreement, dated September 30, 1992, between the Company and the Rockefeller University.

10.61 (4)	Stock Transfer Agreement, dated September 30, 1992, between the Company and New York University.

10.62 (4)	License Agreement, dated September 30, 1992, between the Company and the Rockefeller University (with certain confidential portions omitted).

10.67 (4)	Letter Agreement, dated September 11, 1992, between the Company and Mr. Paul Maier.

10.73 (21)	Supplementary Agreement, dated October 1, 1993, between the Company and Pfizer, Inc. to Agreement, dated May 1, 1991.

10.78 (23)	Research, Development and License Agreement, dated July 6, 1994, between the Company and Abbott Laboratories (with certain confidential portions omitted). (Filed as Exhibit 10.75).

10.83 (23)	Option Agreement, dated September 2, 1994, between the Company and American Home Products Corporation, as represented by its Wyeth-Ayerst Research Division (with certain confidential portions omitted). (Filed as Exhibit 10.80).

10.93 (6)	Indemnity Agreement, dated June 3, 1995, between the Company, Allergan, Inc. and Allergan Ligand Retinoid Therapeutics, Inc.

10.97 (6)	Research, Development and License Agreement, dated December 29, 1994, between SmithKline Beecham Corporation and the Company (with certain confidential portions omitted).

10.98 (6)	Stock and Note Purchase Agreement, dated February 2, 1995, between SmithKline Beecham Corporation, S.R. One, Limited and the Company (with certain confidential portions omitted).

10.140 (28)	Promissory Notes, General Security Agreements and a Credit Terms and Conditions letter dated March 31, 1995, between the Company and Imperial Bank (Filed as Exhibit 10.101).

10.148 (24)	Lease, dated July 6, 1994, between the Company and Chevron/Nexus partnership, First Amendment to lease dated July 6, 1994.

Exhibit Number	Description
10.149 (25)	Successor Employment Agreement, signed May 1, 1996, between the Company and David E. Robinson.

10.150 (7)	Master Lease Agreement, signed May 30, 1996, between the Company and USL Capital Corporation.

10.151 (25)	Settlement Agreement and Mutual Release of all Claims, signed April 20, 1996, between the Company and Pfizer, Inc. (with certain confidential portions omitted).

10.152 (25)	Letter Amendment to Abbott Agreement, dated March 14, 1996, between the Company and Abbott Laboratories (with certain confidential portions omitted).

10.153 (26)	Letter Agreement, dated August 8, 1996, between the Company and Dr. Andres Negro-Vilar.

10.155 (7)	Letter Agreement, dated November 4, 1996, between the Company and William Pettit.

10.157 (7)	Master Lease Agreement, signed February 13, 1997, between the Company and Lease Management Services.

10.158 (7)	Lease, dated March 7, 1997, between the Company and Nexus Equity VI LLC.

10.161 (29)	Settlement Agreement, License and Mutual General Release between Ligand Pharmaceuticals and SRI/LJCRF, dated August 23, 1995 (with certain confidential portions omitted).

10.163 (30)	Extension of Master Lease Agreement between Lease Management Services and Ligand Pharmaceuticals dated July 29, 1997.

10.165 (8)	Amended and Restated Technology Cross License Agreement, dated September 24, 1997, among the Company, Allergan, Inc. and Allergan Ligand Retinoid Therapeutics, Inc.

10.167 (8)	Development and License Agreement, dated November 25, 1997, between the Company and Eli Lilly and Company (with certain confidential portions omitted).

10.168 (8)	Collaboration Agreement, dated November 25, 1997, among the Company, Eli Lilly and Company, and Allergan Ligand Retinoid Therapeutics, Inc. (with certain confidential portions omitted).

10.169 (8)	Option and Wholesale Purchase Agreement, dated November 25, 1997, between the Company and Eli Lilly and Company (with certain confidential portions omitted).

10.171 (8)	First Amendment to Option and Wholesale Purchase Agreement dated February 23, 1998, between the Company and Eli Lilly and Company (with certain confidential portions omitted).

10.172 (8)	Second Amendment to Option and Wholesale Purchase Agreement, dated March 16, 1998, between the Company and Eli Lilly and Company (with certain confidential portions omitted).

10.176 (10)	Secured Promissory Note, dated March 7, 1997, in the face amount of $3,650,000, payable to the Company by Nexus Equity VI LLC. (Filed as Exhibit 10.1).

10.177 (10)	Amended memorandum of Lease effective March 7, 1997, between the Company and Nexus Equity VI LLC. (Filed as Exhibit 10.2).

10.178 (10)	First Amendment to Lease, dated March 7, 1997, between the Company and Nexus Equity VI LLC. (Filed as Exhibit 10.3).

10.179 (10)	First Amendment to Secured Promissory Note, date March 7, 1997, payable to the Nexus Equity VI LLC. (Filed as Exhibit 10.4).

10.184 (11)	Letter agreement, dated May 11, 1998, by and among the Company, Eli Lilly and Company and Seragen, Inc. (Filed as Exhibit 99.6).

Exhibit Number	Description
10.185 (1)	Amendment No. 3 to Option and Wholesale Purchase Agreement, dated May 11, 1998, by and between Eli Lilly and Company and the Company. (Filed as Exhibit 10.6).

10.186 (1)	Agreement, dated May 11, 1998, by and among Eli Lilly and Company, the Company and Seragen, Inc. (Filed as Exhibit 10.7).

10.188 (11)	Settlement Agreement, dated May 1, 1998, by and among Seragen, Inc., Seragen Biopharmaceuticals Ltd./Seragen Biopharmaceutique Ltee, Sofinov Societe Financiere D’Innovation Inc., Societe Innovatech Du Grand Montreal, MDS Health Ventures Inc., Canadian Medical Discoveries Fund Inc., Royal Bank Capital Corporation and Health Care and Biotechnology Venture Fund (Filed as Exhibit 99.2).

10.189 (11)	Accord and Satisfaction Agreement, dated May 11, 1998, by and among Seragen, Inc., Seragen Technology, Inc., Trustees of Boston University, Seragen LLC, Marathon Biopharmaceuticals, LLC, United States Surgical Corporation, Leon C. Hirsch, Turi Josefsen, Gerald S.J. and Loretta P. Cassidy, Reed R. Prior, Jean C. Nichols, Elizabeth C. Chen, Robert W. Crane, Shoreline Pacific Institutional Finance, Lehman Brothers Inc., 520 Commonwealth Avenue Real Estate Corp. and 660 Corporation (Filed as Exhibit 99.4).

10.191 (10)	Letter of Agreement dated September 28, 1998 among the Company, Elan Corporation, plc and Elan International Services, Ltd. (with certain confidential portions omitted), (Filed as Exhibit 10.5).

10.198 (14)	Stock Purchase Agreement by and between the Company and Warner-Lambert Company dated September 1, 1999 (with certain confidential portions omitted). (Filed as Exhibit 10.2).

10.200 (14)	Nonexclusive Sublicense Agreement, effective September 8, 1999, by and among Seragen, Inc., Hoffmann-La Roche Inc. and F. Hoffmann-La Roche Ltd. (with certain confidential portions omitted). (Filed as Exhibit 10.4).

10.203 (14)	License Agreement effective June 30, 1999 by and between the Company and X-Ceptor Therapeutics, Inc. (with certain confidential portions omitted). (Filed as Exhibit 10.7).

10.218 (18)	Royalty Stream Purchase Agreement dated as of December 31, 1999 among Seragen, Inc., the Company, Pharmaceutical Partners, L.L.C., Bioventure Investments, Kft, and Pharmaceutical Royalties, LLC. (with certain confidential portions omitted).

10.220 (19)	Research, Development and License Agreement by and between Organon Company and Ligand Pharmaceuticals Incorporated dated February 11, 2000 (with certain confidential portions omitted).

10.224 (20)	Research, Development and License Agreement by and between Bristol Myers Squibb Company and Ligand Pharmaceuticals Incorporated dated May 19, 2000 (with certain confidential portions omitted).

10.230 (31)	Amended and Restated Registration Rights Agreement, dated as of June 29, 2000 among the Company and certain of its investors.

10.231 (2)	Marketing and Distribution Agreement with Ferrer Internacional S.A. to market and distribute Ligand Pharmaceuticals Incorporated products in Spain, Portugal and Greece. (Filed as Exhibit 10.3).

10.232 (2)	Marketing and Distribution Agreement with Ferrer Internacional S.A. to market and distribute Ligand Pharmaceuticals Incorporated products in Central and South America. (Filed as Exhibit 10.4).

10.235 (32)	Distributorship Agreement, dated February 29, 2001, between the Company and Elan Pharma International Limited (with certain confidential portions omitted).

Exhibit Number	Description
10.238 (33)	Letter Agreement, dated May 17, 2001, between the Company and Gian Aliprandi.

10.239 (33)	Research, Development and License Agreement by and between the Company and TAP Pharmaceutical Products Inc. dated June 22, 2001 (with certain confidential portions omitted).

10.240 (34)	Letter Agreement, dated December 13, 2001, between the Company and Warner R. Broaddus, Esq.

10.242 (34)	First Addendum to Amended and Restated Registration Rights Agreement dated June 29, 2000, effective as of December 20, 2001.

10.244 (35)	Second Addendum to Amended and Restated Registration Rights Agreement dated June 29, 2000, effective as of March 28, 2002.

10.245 (35)	Purchase Agreement, dated March 6, 2002, between the Company and Pharmaceutical Royalties International (Cayman) Ltd.

10.246 (36)	Amended and Restated License Agreement Between The Salk Institute for Biological Studies and the Company (with certain confidential portions omitted).

10.247 (37)	Amendment Number 1 to Purchase Agreement, dated July 29, 2002, between the Company and Pharmaceutical Royalties International (Cayman) Ltd.

10.250 (40)	Amended and Restated License and Supply Agreement, dated December 6, 2002, between the Company, Elan Corporation, plc and Elan Management Limited (with certain confidential portions omitted).

10.252 (40)	Amendment Number 1 to Amended and Restated Registration Rights Agreement, dated November 12, 2002, between the Company and Elan Corporation plc and Elan International Services, Ltd.

10.253 (40)	Second Amendment to Purchase Agreement, dated December 19, 2002, between the Company and Pharmaceuticals Royalties International (Cayman) Ltd.

10.254 (40)	Amendment Number 3 to Purchase Agreement, dated December 30, 2002, between the Company and Pharmaceuticals Royalties International (Cayman) Ltd. (with certain confidential portions omitted).

10.255 (40)	Purchase Agreement, dated December 30, 2002, between the Company and Pharmaceuticals Royalties International (Cayman) Ltd. (with certain confidential portions omitted).

10.256 (41)	Co-Promotion Agreement, dated January 1, 2003, by and between the Company and Organon Pharmaceuticals USA Inc. (with certain confidential portions omitted).

10.257 (42)	Letter Agreement, dated June 26, 2002, between the Company and James J. L’Italien, Ph.D.

10.258 (42)	Letter Agreement, dated May 20, 2003, between the Company and Tod G. Mertes.

10.259 (42)	Amendment No. 2 to Amended and Restated Registration Rights Agreement, dated June 25, 2003.

10.261 (43)	Letter Agreement, dated July 1, 2003, between the Company and Paul V. Maier.

10.262 (43)	Letter Agreement, dated July 1, 2003, between the Company and Ronald C. Eld.

10.263 (43)	Separation Agreement and General Release, effective July 10, 2003, between the Company and Thomas H. Silberg (with certain confidential portions omitted).

Exhibit Number	Description
10.264 (44)	Option Agreement Between Investors Trust & Custodial Services (Ireland) Ltd., as Trustee for Royalty Pharma, Royalty Pharma Finance Trust and the Company, dated October 1, 2003 (with certain confidential portions omitted).

10.265 (44)	Amendment to Purchase Agreement Between Royalty Pharma Finance Trust and the Company, dated October 1, 2003 (with certain confidential portions omitted).

10.266 (44)	Manufacture and Supply Agreement between Seragen and Cambrex Bio Science Hopkinton, Inc., dated October 11, 2003 (with certain confidential portions omitted).

10.267 (53)	2002 Stock Incentive Plan (as amended and restated).

10.268 (44)	2002 Employee Stock Purchase Plan, dated July 1, 2002 (as amended through June 30, 2003).

10.269 (44)	Form of Stock Option Agreement.

10.270 (44)	Form of Employee Stock Purchase Plan Stock Purchase Agreement.

10.271 (44)	Form of Automatic Stock Option Agreement.

10.272 (44)	Form of Director Fee Stock Option Agreement.

10.273 (45)	Letter Agreement, dated as of February 26, 2004, between the Company and Martin Meglasson.

10.274 (45)	Adoption Agreement for Smith Barney Inc. Execchoice (R) Nonqualified Deferred Compensation Plan.

10.275 (45)	Commercial Supply Agreement, dated February 27, 2004, between Seragen Incorporated and Holister-Stier Laboratories LLC (with certain confidential portions omitted).

10.276 (45)	Manufacturing and Packaging Agreement, dated February 13, 2004 between Cardinal Health PTS, LLC and the Company (with certain confidential portions omitted).

10.277 (45)	Letter Agreement, dated July 1, 2003 between the Company and William A. Pettit.

10.278 (46)	Letter Agreement, dated as of October 1, 2004, between the Company and Eric S. Groves

10.279 (46)	Form of Distribution, Storage, Data and Inventory Management Services Agreement.

10.280 (46)	Amendment Number 1 to the Option Agreement between Investors Trust & Custodial Services (Ireland) Ltd., solely in its capacity as Trustee for Royalty Pharma, Royalty Pharma Finance Trust and Ligand Pharmaceuticals Incorporated dated November 5, 2004.

10.281 (46)	Amendment to Agreement among Ligand Pharmaceuticals Incorporated, Seragen, Inc. and Eli Lilly and Company dated November 8, 2004.

10.282 (46)	Amendment to Purchase Agreement between Royalty Pharma Finance Trust, Ligand Pharmaceuticals Incorporated & Investors Trust and Custodial Services (Ireland) Ltd., solely in its capacity as Trustee of Royalty Pharma dated November 5, 2004.

10.283 (47)	Form of Management Lockup Agreement.

10.284 (47)	Letter Agreement, dated March 11, 2005, between the Company and Andres Negro Vilar.

10.285 (47)	Confidential Interference Settlement Agreement dated March 11, 2005, by and between the Company, SRI International and The Burnham Institute.

Exhibit Number	Description
10.286 (48)	Letter Agreement dated as of July 28, 2005 between the Company and Taylor J. Crouch.

10.287 (53)	Amended and Restated Research, Development and License Agreement dated as of December 1, 2005 between the Company and Wyeth (formerly American Home Products Corporation) (with certain confidential portions omitted).

10.288 (51)	Settlement Agreement dated as of December 2, 2005 by and among Ligand Pharmaceuticals Incorporated and Third Point LLC, Third Point Offshore Fund, Ltd., Third Point Partners LP, Third Point Ultra Ltd., Lyxor/Third Point Fund Ltd., and Third Point Partners Qualified LP. (Filed as Exhibit 10.1).

10.289 (53)	Form of Stock Issuance Agreement for non-employee directors.

10.290 (53)	Form of Amended and Restated Director Fee Stock Option Agreement for 2005 award to Alexander Cross.

10.291 (53)	Form of Amended and Restated Director Fee Stock Option Agreement for 2005 award to Henry Blissenbach, John Groom, Irving Johnson, John Kozarich, Daniel Loeb, Carl Peck, Jeffrey Perry, Brigette Roberts and Michael Rocca.

10.292 (53)	Termination and Return of Rights Agreement between Ligand Pharmaceuticals Incorporated and Organon USA Inc.

14.1 (44)	Code of Business Conduct and Ethics

21.1	Subsidiaries of Registrant (See “Business”).

24.1	Power of Attorney (See page II-15).

31.1	Certification by Principal Executive Officer, Pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Principal Financial Officer, Pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Principal Executive Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Principal Financial Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Registration Statement on Form S-4 (No. 333-58823) filed on July 9, 1998.

(2)	This exhibit was previously filed as part of and is hereby incorporated by reference to same numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 1999.

(3)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004.

(4)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Registration Statement on Form S-1 (No. 33-47257) filed on April 16, 1992 as amended.

(5)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Form 8-A 12G/A, filed on April 6, 2004.

(6)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Registration Statement on Form S-1/S-3 (No. 33-87598 and 33-87600) filed on December 20, 1994, as amended.

(7)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Annual Report on Form 10-K for the period ended December 31, 1996.

(8)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Annual Report on Form 10-K for the period ended December 31, 1997.

(10)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 1998.

(11)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Current Report on Form 8-K of Seragen, Inc. filed on May 15, 1998.

(12)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Annual Report on Form 10-K for the period ended December 31, 1998.

(13)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Registration Statement on Form 8-A/A Amendment No. 1 (No. 0-20720) filed on November 10, 1998.

(14)	This exhibit was previously filed as part of and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 1999.

(15)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Schedule 13D of Elan Corporation, plc, filed on January 6, 1999, as amended.

(16)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Registration Statement on Form S-3 (No. 333-12603) filed on September 25, 1996, as amended.

(17)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Registration Statement on Form 8-A/A Amendment No. 2 (No. 0-20720) filed on December 24, 1998.

(18)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Annual Report on Form 10-K for the period ended December 31, 1999.

(19)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2000.

(20)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2000.

(21)	This exhibit was previously filed as part of, and are hereby incorporated by reference to the same numbered exhibit filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 1993.

(23)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 1994.

(24)	This exhibit was previously filed, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 1995.

(25)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Quarterly report on Form 10-Q for the period ended June 30, 1996.

(26)	This exhibit was previously filed as part of, and is hereby incorporated by reference at the same numbered exhibit filed with the Company’s Quarterly report on Form 10-Q for the period ended September 30, 1996.

(28)	This exhibit was previously filed as part of, and are hereby incorporated by reference to the same numbered exhibit filed with the Company’s Quarterly report on Form 10-Q for the period ended September 30, 1995.

(29)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 1997.

(30)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1997.

(31)	This exhibit was previously filed as part of, and are hereby incorporated by reference to the same numbered exhibit filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

(32)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2001.

(33)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2001.

(34)	This exhibit was previously filed as part of, and are hereby incorporated by reference to the same numbered exhibit filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

(35)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2002.

(36)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002.

(37)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2002.

(38)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Registration Statement on Form S-3 (No. 333-102483) filed on January 13, 2003, as amended.

(40)	This exhibit was previously filed as part of, and are hereby incorporated by reference to the same numbered exhibit filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

(41)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2003.

(42)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2003.

(43)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2003.

(44)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

(45)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2004.

(46)	This exhibit was previously filed as part of, and are hereby incorporated by reference to the same numbered exhibit filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

(47)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2005.

(48)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2005.

(49)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Current Report on Form 8-K filed on December 14, 2005.

(50)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on December 13, 2005.

(51)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on December 5, 2005.

(52)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on November 14, 2005.

(53)	This exhibit was previously filled as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Registration Statement on Form S-1 (no. 333-131029) filed on January 13, 2006 as amended.

(4)(d) Financial Statement Schedules
Schedules not included herein have been omitted because they are not applicable or the required information is in the consolidated financial statements or notes thereto.
Schedule II — Valuation and Qualifying Accounts (in thousands)

	Balance at
	Beginning of				Balance at
	Period	Charges	Deductions	Other	End of Period
December 31, 2005:
Allowance for doubtful accounts and cash discounts	$1,097	$4,778	$5,021	$––	$854
Reserve for inventory valuation	1,027	1,387	669	––	1,745
Valuation allowance on deferred tax assets	286,225	14,495	—	(90)	300,630

December 31, 2004:
Allowance for doubtful accounts and cash discounts	$942	$4,612	$4,457	$––	$1,097
Reserve for inventory valuation	1,177	1,179	1,329	––	1,027
Valuation allowance on deferred tax assets	266,935	18,144	––	1,146	286,225

December 31, 2003:
Allowance for doubtful accounts and cash discounts	$233	$1,928	$1,219	$––	$942
Reserve for inventory valuation	1,438	426	687	––	1,177
Valuation allowance on deferred tax assets	229,162	37,378	––	395	266,935

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

	LIGAND	PHARMACEUTICALS INCORPORATED

	By:	/s/ DAVID E. ROBINSON

David E. Robinson,
President and Chief Executive Officer

Date: March 31, 2006
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

Signature	Title	Date

/s/ DAVID E. ROBINSON	Chairman of the Board, President,
David E. Robinson	Chief Executive Officer and Director
	(Principal Executive Officer)	March 31, 2006

/s/ PAUL V. MAIER	Senior Vice President, Chief Financial Officer
Paul V. Maier	(Principal Financial and Accounting Officer)	March 31, 2006

/s/ HENRY F. BLISSENBACH Henry F. Blissenbach	Director	March 31, 2006

/s/ ALEXANDER D. CROSS Alexander D. Cross	Director	March 31, 2006

/s/ JOHN GROOM John Groom	Director	March 31, 2006

/s/ IRVING S. JOHNSON Irving S. Johnson	Director	March 31, 2006

/s/ JOHN W. KOZARICH John W. Kozarich	Director	March 31, 2006

/s/ DANIEL S. LOEB Daniel S. Loeb	Director	March 31, 2006

/s/ CARL C. PECK Carl C. Peck	Director	March 31, 2006

/s/ JEFFREY R. PERRY Jeffrey R. Perry	Director	March 31, 2006

/s/ BRIGETTE ROBERTS Brigette Roberts	Director	March 31, 2006

/s/ MICHAEL A. ROCCA Michael A. Rocca	Director	March 31, 2006