Form 10-Q
period 2006-03-31
LIGAND PHARMACEUTICALS INC
filed 2006-05-15
CIK 886163

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Mark One

☑	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2006 or

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
Yes ☐ No ☑
     As of April 30, 2006, the registrant had 78,509,410 shares of common stock outstanding.

LIGAND PHARMACEUTICALS INCORPORATED
QUARTERLY REPORT
FORM 10-Q

*	No information provided due to inapplicability of item.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
LIGAND PHARMACEUTICALS INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share data)

	March 31,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$49,808	$66,756
Short-term investments	17,897	20,174
Accounts receivable, net	20,046	20,954
Current portion of inventories, net	8,232	9,333
Other current assets	16,357	15,750

Total current assets	112,340	132,967
Restricted investments	1,826	1,826
Long-term portion of inventories, net	5,486	5,869
Property and equipment, net	21,758	22,483
Acquired technology, product rights and royalty buy-down, net	143,268	146,770
Other assets	4,011	4,704

Total assets	$288,689	$314,619

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$16,325	$15,360
Accrued liabilities	43,502	59,587
Current portion of deferred revenue, net	151,021	157,519
Current portion of co-promote termination liability	42,533	—
Current portion of equipment financing obligations	2,298	2,401
Current portion of long-term debt	350	344

Total current liabilities	256,029	235,211
Long-term debt	140,553	166,745
Long-term portion of co-promote termination liability	93,708	—
Long-term portion of equipment financing obligations	3,251	3,430
Long-term portion of deferred revenue, net	4,124	4,202
Other long-term liabilities	3,037	3,105

Total liabilities	500,702	412,693

Commitments and contingencies
Common stock subject to conditional redemption; 997,568 shares issued and outstanding at March 31, 2006 and December 31, 2005	12,345	12,345

Stockholders’ deficit:
Convertible preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 77,496,166 and 73,136,340 shares issued at March 31, 2006 and December 31, 2005, respectively	78	73
Additional paid-in capital	748,742	720,988
Accumulated other comprehensive income	1,021	490
Accumulated deficit	(973,288)	(831,059)

	(223,447)	(109,508)

Treasury stock, at cost; 73,842 shares	(911)	(911)

Total stockholders’ deficit	(224,358)	(110,419)

	$288,689	$314,619

See accompanying notes.

LIGAND PHARMACEUTICALS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except share data)

	Three Months Ended March 31,
	2006	2005
Revenues:
Product sales	$47,984	$35,045
Collaborative research and development and other revenues	2,972	1,940

Total revenues	50,956	36,985

Operating costs and expenses:
Cost of products sold	9,740	11,065
Research and development	12,218	14,735
Selling, general and administrative	22,201	19,215
Co-promotion	10,957	7,740
Co-promote termination charges	132,941	—

Total operating costs and expenses	188,057	52,755

Loss from operations	(137,101)	(15,770)

Other income (expense):
Interest income	573	444
Interest expense	(6,067)	(3,127)
Other, net	383	1

Total other expense, net	(5,111)	(2,682)

Loss before income taxes	(142,212)	(18,452)
Income tax expense	(17)	(20)

Net loss	$(142,229)	$(18,472)

Basic and diluted per share amounts:
Net loss	$(1.84)	$(0.25)

Weighted average number of common shares	77,496,969	73,916,470

See accompanying notes.

LIGAND PHARMACEUTICALS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2006	2005
Operating activities
Net loss	$(142,229)	$(18,472)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of acquired technology and license rights	3,570	3,236
Depreciation and amortization of property and equipment	913	969
Amortization of debt issue costs	244	254
Gain on sale of Exelixis stock	(343)	—
Stock-based compensation	814	—
Non-cash interest expense converted into additional paid-in capital	57	—
Other	(8)	28
Changes in operating assets and liabilities:
Accounts receivable, net	908	12,523
Inventories, net	1,484	(1,144)
Other current assets	(144)	637
Accounts payable and accrued liabilities	(14,912)	(958)
Other liabilities	(3)	(2)
Deferred revenue, net	(6,576)	332
Co-promote termination liability	136,241	—

Net cash used in operating activities	(19,984)	(2,597)

Investing activities
Purchases of short-term investments	(4,726)	(21,425)
Proceeds from sale of short-term investments	7,884	2,945
Purchases of property and equipment	(190)	(597)
Payment to buy-down ONTAK royalty obligation	—	(20,000)
Capitalized portion of payment of lasofoxifene royalty rights	—	(558)
Other, net	27	60

Net cash provided by (used in) investing activities	2,995	(39,575)

Financing activities
Principal payments on equipment financing obligations	(680)	(723)
Proceeds from equipment financing arrangements	398	880
Repayment of long-term debt	(86)	(82)
Proceeds from issuance of common stock	468	773
Decrease in other long-term liabilities	(59)	(30)

Net cash provided by financing activities	41	818

Net decrease in cash and cash equivalents	(16,948)	(41,354)
Cash and cash equivalents at beginning of period	66,756	92,310

Cash and cash equivalents at end of period	$49,808	$50,956

Supplemental disclosure of cash flow information
Interest paid	$517	$328

Non-cash impact of the conversion of 6% convertible subordinated notes into common stock:
Conversion of principal amount of convertible notes	$26,100	$—
Conversion of unamortized debt issue costs	(351)	—
Conversion of unpaid accrued interest	264	—

	$26,013	$—

Non-cash impact of stock option exercises where cash was received subsequent to quarter-end	$469	$—

See accompanying notes.

LIGAND PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Basis of Presentation
The accompanying condensed consolidated financial statements of Ligand Pharmaceuticals Incorporated (the “Company” or “Ligand”) were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the condensed consolidated financial statements, have been included. The results of operations for the three-month periods ended March 31, 2006 and 2005 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other future period. These statements should be read in conjunction with the consolidated financial statements and related notes, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
Principles of Consolidation. The condensed consolidated financial statements include the Company’s wholly owned subsidiaries, Ligand Pharmaceuticals International, Inc., Ligand Pharmaceuticals (Canada) Incorporated, Seragen, Inc. (“Seragen”) and Nexus Equity VI LLC (“Nexus”). Intercompany accounts and transactions have been eliminated in consolidation.
Use of Estimates. The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, including disclosure of contingent assets and contingent liabilities, at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. The Company’s critical accounting policies are those that are both most important to the Company’s financial condition and results of operations and require the most difficult, subjective or complex judgments on the part of management in their application, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Because of the uncertainty of factors surrounding the estimates or judgments used in the preparation of the consolidated financial statements, actual results may materially vary from these estimates.
Loss Per Share. Net loss per share is computed using the weighted average number of common shares outstanding. Basic and diluted net loss per share amounts are equivalent for the periods presented as the inclusion of potential common shares in the number of shares used for the diluted computation would be anti-dilutive. Potential common shares, the shares that would be issued upon the conversion of convertible notes and the exercise of outstanding warrants and stock options were 28.9 million and 32.7 million at March 31, 2006 and December 31, 2005, respectively.
Guarantees and Indemnifications. The Company accounts for and discloses guarantees in accordance with Financial Accounting Standards Board (FASB) Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FIN 34. The following is a summary of the Company’s agreements that the Company has determined are within the scope of FIN 45:
     Under its bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer’s or director’s serving in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has a directors and officers liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of March 31, 2006 and December 31, 2005.

     The Company enters into indemnification provisions under its agreements with other companies in its ordinary course of business, typically with business partners, contractors, customers and landlords. Under these provisions the Company generally indemnifies and holds harmless the indemnified party for direct losses suffered or incurred by the indemnified party as a result of the Company’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of March 31, 2006 and December 31, 2005.
     Accounting for Stock-Based Compensation. Prior to January 1, 2006, the Company accounted for stock-based compensation in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. The pro forma effects of employee stock options were disclosed as required by Financial Accounting Standard Board Statement No. 123, Accounting for Stock-Based Compensation (SFAS 123).
     Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) 123 (revised 2004), Share-Based Payment (SFAS 123(R)), using the modified prospective transition method. No stock-based employee compensation cost was recognized prior to January 1, 2006, as all options granted prior to 2006 had an exercise price equal to the market value of the underlying common stock on the date of the grant. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R). Under the transition method, compensation cost recognized in 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted in the first quarter 2006, based on grant-date fair value estimated in accordance with the provisions of SFAS 123(R).
     Additionally, the Company accounts for the fair value of options granted to non-employee consultants under Emerging Issues Task Force (EITF) 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction With Selling, Goods or Services.
     Total compensation expense for stock-based compensation for the three months ended March 31, 2006 was approximately $0.8 million. There was no deferred tax benefit recognized in connection with this cost.
     Results for the quarter ended March 31, 2005 have not been retrospectively adjusted. The fair value of the options was estimated using a Black-Scholes option-pricing formula and amortized to expense over the options’ vesting periods.

     The following table illustrates the pro forma effect of share-based compensation on net loss and loss per share for the quarter ended March 31, 2005 (in thousands, except per share data):

Three Months
Ended March 31,
2005
Net loss, as reported	$(18,472)

Stock-based employee compensation expense included in reported net loss	––

Less: total stock-based compensation expense determined under fair value based method for all awards continuing to vest	(757)

Less: total stock-based compensation expense determined under fair value based method for options accelerated in January 2005 (1)	(12,455)

Net loss, pro forma	$(31,684)

Basic and diluted per share amounts:
Net loss per share as reported	$(0.25)

Net loss per share pro forma	$(0.43)

(1)	Represents pro forma unrecognized expense for accelerated options as of the date of acceleration.
     On January 31, 2005, Ligand accelerated the vesting of certain unvested and “out-of-the-money” stock options previously awarded to the executive officers and other employees under the Company’s 1992 and 2002 stock option plans which had an exercise price greater than $10.41, the closing price of the Company’s stock on that date. The vesting for options to purchase approximately 1.3 million shares of common stock (of which approximately 450,000 shares were subject to options held by the executive officers) were accelerated. Options held by non-employee directors were not accelerated.
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
     The purpose of the acceleration was to eliminate any future compensation expense the Company would have otherwise recognized in its statement of operations with respect to these options upon the implementation of SFAS 123(R).
Other Stock-Related Information
     The 2002 Stock Incentive Plan contains four separate equity programs – Discretionary Option Grant Program, Automatic Option Grant Program, Stock Issuance Program and Director Fee Option Grant Program (“the 2002

Plan”). On January 31, 2006, shareholders of the Company approved an amendment to the 2002 Plan to increase the number of shares of the Company’s common stock authorized for issuance by 750,000 shares, from 8.3 million shares to 9.1 million shares. As of March 31, 2006, options for 7,370,866 shares of common stock were outstanding under the 2002 plan and 304,674 shares remained available for future option grant or direct issuance.
     The Company grants options to employees, non-employees consultants, and non-employee directors. Additionally, the Company granted restricted stock to non-employee directors in the first quarter of 2006. Non-employee directors are accounted for as employees under SFAS 123(R). Options and restricted stock granted to certain directors vest in equal monthly installments over one year. Options granted to employees vests 1/8 on the six month anniversary and 1/48 each month thereafter for forty-two months. Options granted to non-employee consultants generally vest between 24 and 36 months. All option awards generally expire ten years from the date of the grant.
     Stock-based compensation cost for awards to employees and non-employee directors is recognized on a straight-line basis over the vesting period until the last tranche vests. Compensation cost for consultant awards is recognized over each separate tranche’s vesting period. The Company recognized compensation expense of approximately $0.8 million for the three months ended March 31, 2006 associated with option awards and restricted stock. Of the total compensation expense associated with option awards, approximately $0.2 million related to options granted to non-employee consultants.
     The fair-value for options that were awarded to employees and directors was estimated at the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions:

	Three Months Ended March 31
	2006	2005
Risk-free interest rate	4.7%	4.2%
Dividend yield	—	—
Expected volatility	70%	75%
Expected term	5.94 years	5 years
     The expected term of the employee and non-employee director options is the estimated weighted-average period until exercise or cancellation of vested options (forfeited unvested options are not considered). SAB 107 guidance permits companies to use a “safe harbor” expected term assumption for grants up to December 31, 2007 based on the mid-point of the period between vesting date and contractual term, averaged on a tranche-by-tranche basis. The Company used the safe harbor in selecting the expected term assumption in 2006. The expected term for consultant awards is the remaining period to contractual expiration.
     Volatility is a measure of the expected amount of variability in the stock price over the expected life of an option expressed as a standard deviation. SFAS 123(R) requires an estimate of future volatility. In selecting this assumption, the Company used the historical volatility of the Company’s stock price over a period equal to the expected term.

Stock Option Activity

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual Term in	Intrinsic Value
	Shares	Price	Years	(in thousands)
Balance at December 31, 2005	7,001,657	$11.76
Granted	595,617	11.96
Exercised	116,315	8.01
Forfeited	43,288	8.60
Cancelled	66,805	14.73

Balance at March 31, 2006	7,370,866	$11.82	6.01	$14,273

Exercisable at March 31, 2006	5,671,045	$12.44	5.11	$9,022

Options expected to vest as of March 31, 2006	7,172,385	$11.87	5.92	$13,688

     The weighted-average grant-date fair value of all stock options granted during the three months ended March 31, 2006 was $7.87 per share. The total intrinsic value of all options exercised during the three months ended March 31, 2006 was $4.69 per share. As of March 31, 2006, there was approximately $9.0 million of total unrecognized compensation cost related to nonvested stock options. That cost is expected to be recognized over a weighted average period of 2.91 years.
     Cash received from options exercised for each of the quarters ended March 31, 2006 and 2005 was approximately $0.5 million for each period. An additional $0.5 million was received subsequent to March 31, 2006 for options exercised during the three months ended March 31, 2006. There is no current tax benefit related to options exercised because of net operating losses (NOLs) for which a full valuatation allowance has been established.
Restricted Stock Activity

		Weighted-
		Average Stock
	Shares	Price
Balance at December 31, 2005	—	$—
Granted	15,566	11.56
Vested	3,895	11.56
Forfeited	—	—

Nonvested at March 31, 2006	11,671	$11.56

     The weighted-average grant-date fair value of restricted stock granted during the three months ended March 31, 2006 was $11.56 per share. As of March 31, 2006, there was $137,574 of total unrecognized compensation cost related to nonvested restricted stock. That cost is expected to be recognized over the remainder of 2006.
Employee Stock Purchase Plan
     The Company also has an employee stock purchase plan (the “ESPP”). Since its adoption in 2002, a total of 510,248 shares of common stock have been reserved for issuance under the ESPP. As of March 31, 2006, 362,738 shares of common stock had been issued under the ESPP, and 147,510 shares are available for future issuance. For the quarter ended March 31, 2006, there were no issuances of common shares under the ESPP.

Accounts Receivable. Accounts receivable consist of the following (in thousands):

	March 31,	December 31,
	2006	2005
Trade accounts receivable	$2,739	$1,344
Due from finance company (Note 2)	18,243	20,464
Less: discounts and allowances	(936)	(854)

	$20,046	$20,954

Inventories. Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Inventories consist of the following (in thousands):

	March 31,	December 31,
	2006	2005
Raw materials	$1,655	$1,508
Work-in-process	8,671	9,115
Finished goods	5,388	6,324
Less: inventory reserves	(1,996)	(1,745)

	13,718	15,202
Less: current portion	(8,232)	(9,333)

Long-term portion of inventories, net	$5,486	$5,869

     In 2005, the Company completed a multi-year process of transferring its filling and finishing of ONTAK from Eli Lilly and Company (Lilly) to Hollister-Stier. In anticipation of this transfer, the Company used Lilly to fill and finish, in 2003, a higher than normal number of ONTAK lots each of which required a forward dating determination. ONTAK otherwise has a shelf life projection of up to 36 months. If commercial and clinical usage of these lots does not approximate the estimated pattern of usage as determined for purposes of dating, the Company could be required to write-off the value of one or more of these lots. In this regard, as of March 31, 2006 and December 31, 2005, inventory reserves relating to ONTAK finished goods inventory totaled approximately $1.1 million and $0.7 million, respectively. As of March 31, 2006 and December 31, 2005, total ONTAK inventory amounted to approximately $7.4 million and $7.8 million, respectively, of which $3.0 million and $2.7 million is classified as long-term, respectively.
     During 2005, the Company manufactured a higher than normal amount of drug substance (bexarotene) for Targretin capsules in the event the Company’s non-small cell lung cancer (NSCLC) clinical trials were successful. In March 2005, the Company disclosed that the trials did not meet their endpoints of improved overall survival and projected two year survival. The Company believes, however, that the additional manufactured bexarotene, which has a shelf life projection of approximately 10 years, will be fully used for ongoing production of the Company’s marketed products, Targretin capsules and Targretin gel. As of March 31, 2006 and December 31, 2005, total Targretin capsules inventory amounted to $3.9 million and $4.2 million, respectively, of which $2.5 million and $3.2 million is classified as long-term, respectively.
Property and Equipment. Property and equipment is stated at cost and consists of the following (in thousands):

	March 31,	December 31,
	2006	2005
Land	$5,176	$5,176
Equipment, building, and leasehold improvements	61,832	61,732
Less accumulated depreciation and amortization	(45,250)	(44,425)

	$21,758	$22,483

     Depreciation of equipment and building is computed using the straight-line method over the estimated useful lives of the assets which range from three to thirty years. Leasehold improvements are amortized using the straight-line method over their estimated useful lives or their related lease term, whichever is shorter.

Other Current Assets. Other current assets consist of the following (in thousands):

	March 31,	December 31,
	2006	2005
Deferred royalty cost	$4,947	$5,203
Deferred cost of products sold	4,982	5,103
Prepaid insurance	938	1,071
Prepaid other	2,486	2,807
Other	3,004	1,566

	$16,357	$15,750

Other Assets. Other assets consist of the following (in thousands):

	March 31,	December 31,
	2006	2005
Prepaid royalty buyout, net	$2,244	$2,312
Debt issue costs, net	1,598	2,193
Other	169	199

	$4,011	$4,704

     Amortization of debt issue costs was $0.2 million and $0.3 million for the three months ended March 31, 2006 and 2005, respectively. Estimated annual amortization of this asset in each of the years in the period from 2006 through 2007 is approximately $0.9 million. As further discussed under “Long-term Debt”, during the three months ended March 31, 2006, convertible notes with a face value of $26.1 million were converted into approximately 4.2 million shares of common stock. In connection with the conversions, unamortized debt issue costs of $0.4 million were recorded as additional paid in capital.
     Acquired Technology, Product Rights and Royalty Buy-Down, Net. In accordance with SFAS No. 142, Goodwill and Other Intangibles, the Company amortizes intangible assets with finite lives in a manner that reflects the pattern in which the economic benefits of the assets are consumed or otherwise used up. If that pattern cannot be reliably determined, the assets are amortized using the straight-line method.
     Acquired technology, product rights and royalty buy-down, net as of March 31, 2006 include payments made in 2005 totaling $33.0 million to Lilly in exchange for the elimination of the Company’s ONTAK royalty obligations in 2005 and 2006 and a reduced reverse-tiered royalty scale on ONTAK sales in the U.S. thereafter. See “Note 3 – Royalty Agreements”. Amounts paid to Lilly in connection with the royalty restructuring were capitalized and are being amortized over the remaining patent life, which is approximately 10 years and represents the period estimated to be benefited, using the greater of the straight-line method or the expense determined on the tiered royalty schedule as set forth in Note 3. Other acquired technology and product rights represent payments related to the Company’s acquisition of ONTAK and license rights for AVINZA. Because the Company cannot reliably determine the pattern in which the economic benefits of the acquired technology and products rights are realized, acquired technology and product rights are amortized on a straight-line basis over 15 years, which approximated the remaining patent life at the time the assets were acquired and otherwise represents the period estimated to be benefited. Specifically, the Company is amortizing its ONTAK asset through June 2014 which is approximate to the expiration date of its U.S. patent of December 2014. The AVINZA asset is being amortized through November 2017, the expiration of its U.S. patent.

     Acquired technology, product rights, and royalty buy-down, net consist of the following (in thousands):

	March 31,	December 31,
	2006	2005
AVINZA	$114,437	$114,437
Less accumulated amortization	(25,632)	(23,725)

	88,805	90,712

ONTAK	78,312	78,312
Less accumulated amortization	(23,849)	(22,254)

	54,463	56,058

	$143,268	$146,770

     Amortization of acquired technology, product rights and royalty buy-down, net was $3.5 million for the three months ended March 31, 2006 and $3.2 million for the same 2005 period. Estimated annual amortization for these assets in each of the years in the period from 2006 through 2010 is approximately $14.0 million and a total of $76.7 million, thereafter.
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
     The composition of deferred revenue, net is as follows (in thousands):

	March 31,	December 31,
	2006	2005
Deferred product revenue	$151,533	$158,030
Other deferred revenue	5,218	5,296
Deferred discounts	(1,606)	(1,605)

Deferred revenue, net	$155,145	$161,721

Deferred revenue, net:
Current, net	$151,021	$157,519
Long term, net	4,124	4,202

	$155,145	$161,721

Deferred product revenue, net (1):
Current	$149,927	$156,425
Long term	—	—

Other deferred revenue:
Current	$1,094	$1,094
Long term	4,124	4,202

	$5,218	$5,296

(1)	Deferred product revenue, net does not include other gross to net revenue adjustments made when the Company reports net product sales. Such adjustments include Medicaid rebates, managed health care rebates, and government chargebacks, which are included in accrued liabilities in the accompanying condensed consolidated financial statements.

Accrued Liabilities. Accrued liabilities consist of the following (in thousands):

	March 31,	December 31,
	2006	2005
Allowances for loss on returns, rebates, chargebacks, other discounts, ONTAK end-customer and Panretin product returns	$14,236	$15,729
Co-promotion	10,807	24,778
Distribution services	2,779	4,044
Compensation	6,623	5,746
Royalties	1,725	1,994
Seragen purchase liability (1)	—	2,925
Interest	2,906	1,164
Other	4,426	3,207

	$43,502	$59,587

(1)	Refer to Note 5. “Litigation”.
     The following summarizes the activity in the accrued liability accounts related to allowances for loss on returns, rebates, chargebacks, other discounts, and ONTAK end-customer and Panretin returns (in thousands):

					ONTAK
	Losses on		Managed		End-
	Returns		Care		customer
	Due to		Rebates and		and
	Changes	Medicaid	Other	Charge-	Panretin
	In Price	Rebates	Rebates	backs	Returns	Total
Three Months Ended March 31, 2006:
Balance at December 31, 2005	$4,038	$5,348	$3,467	$200	$2,676	$15,729
Provision	527	2,260	3,650	1,293	899	8,629
Payments	—	(4,853)	(1,636)	(1,276)	—	(7,765)
Charges	(1,856)	—	—	—	(501)	(2,357)

Balance at March 31, 2006	$2,709	$2,755	$5,481	$217	$3,074	$14,236

Long-term Debt. Long-term debt consists of the following (in thousands):

	March 31,	December 31,
	2006	2005
6% Convertible Subordinated Notes	$129,150	$155,250
Note payable to bank	11,753	11,839

	140,903	167,089
Less current portion	(350)	(344)

Long-term debt	$140,553	$166,745

     During the three months ended March 31, 2006, certain holders of the Company’s outstanding 6% convertible subordinated notes converted notes with a face value of $26.1 million into approximately 4.2 million shares of common stock. In connection with the note conversions, accrued interest and unamortized debt issue costs related to the converted notes, of $0.3 million and $0.4 million, respectively, were recorded to additional paid-in capital.

Condensed Changes in Stockholders’ Deficit. Condensed changes in stockholders’ deficit for the three months ended March 31, 2006 are as follows (in thousands, except share data):

			Additional	Accumulated other				Total
	Common Stock		paid-in	comprehensive	Accumulated	Treasury Stock		stockholders’
	Shares	Amount	capital	income	deficit	Shares	Amount	deficit
Balance at December 31, 2005	73,136,340	$73	$720,988	$490	$(831,059)	(73,842)	$(911)	$(110,419)
Issuance of common stock	131,881	1	931	—	—	—	—	932
Issuance of common stock on conversion of debt	4,227,945	4	26,009	—	—	—	—	26,013
Unrealized gains/(losses) on available-for-sale securities	—	—	—	534	—	—	—	534
Foreign currency translation adjustments	—	—	—	(3)	—	—	—	(3)
Equity- based compensation	—	—	814	—	—	—	—	814
Net loss	—	—	—	—	(142,229)	—	—	(142,229)

Balance at March 31, 2006	77,496,166	$78	$748,742	$1,021	$(973,288)	(73,842)	$(911)	$(224,358)

Comprehensive Loss. Comprehensive loss represents net loss adjusted for the change during the periods presented in unrealized gains and losses on available-for-sale securities less reclassification adjustments for realized gains or losses included in net loss, as well as foreign currency translation adjustments. The accumulated unrealized gains or losses and cumulative foreign currency translation adjustments are reported as accumulated other comprehensive income as a separate component of stockholders’ deficit. Comprehensive loss is as follows (in thousands):

	Three Months Ended March 31,
	2006	2005
Net loss as reported	$(142,229)	$(18,472)
Unrealized gains/losses on available-for-sale securities	534	(960)
Foreign currency translation adjustments	(3)	(7)

Comprehensive loss	$(141,698)	$(19,439)

The components of accumulated other comprehensive income are as follows (in thousands):

	March 31,	December 31,
	2006	2005
Net unrealized holding gain on available-for-sale securities	$1,277	$743
Net unrealized loss on foreign currency translation	(256)	(253)

	$1,021	$490

Net Product Sales. The Company’s domestic net product sales for AVINZA, ONTAK, Targretin capsules and Targretin gel are determined on a sell-through basis less allowances for rebates, chargebacks, discounts, and losses to be incurred on returns from wholesalers resulting from increases in the selling price of the Company’s products. The Company recognizes revenue for Panretin upon shipment to wholesalers as the Company’s wholesaler customers only stock minimal amounts of Panretin, if any. As such, wholesaler orders are considered to approximate end-customer demand for the product. Revenues from sales of Panretin are net of allowances for rebates, chargebacks, returns and discounts. For international shipments of the Company’s product, revenue is recognized upon shipment to the Company’s third-party international distributors. In addition, the Company incurs certain distributor service agreement fees related to the management of its product by wholesalers. These fees have been recorded within net product sales. For ONTAK, the Company also has established reserves for returns from end customers (i.e. other than wholesalers) after sell-through revenue recognition has occurred.
     A summary of the revenue recognition policy used for each of the Company’s products and the expiration of the underlying patents for each product is as follows:

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
     For the three months ended March 31, 2006 and 2005, net product sales recognized under the sell-through method represented approximately 96% of total net product sales in both periods.
     The Company’s total net product sales for the three months ended March 31, 2006 were $48.0 million compared to $35.0 million for the same 2005 period. A comparison of sales by product is as follows (in thousands):

	Three Months Ended March 31,
	2006	2005
AVINZA	$32,495	$21,997
ONTAK	9,182	8,024
Targretin capsules	5,002	4,015
Targretin gel and Panretin gel	1,305	1,009

Total product sales	$47,984	$35,045

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
     The composition of collaborative research and development and other revenues is as follows (in thousands):

	Three Months Ended March 31,
	2006	2005
Collaborative research and development	$894	$862
Development milestones and other	2,078	1,078

	$2,972	$1,940

Income Taxes. The Company recognizes liabilities or assets for the deferred tax consequences of temporary differences between the tax bases of assets or liabilities and their reported amounts in the financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). These temporary differences will result in taxable or deductible amounts in future years when the reported amounts of the assets or liabilities are recovered or settled. SFAS 109 requires that a valuation allowance be established when management determines that it is more likely than not that all or a portion of a deferred tax asset will not be realized. The Company evaluates the realizability of its net deferred tax assets on a quarterly basis and valuation allowances are provided, as necessary. During this evaluation, the Company reviews its forecasts of income in conjunction with other positive and negative evidence surrounding the realizability of its deferred tax assets to determine if a valuation allowance is required. Adjustments to the valuation allowance will increase or decrease the Company’s income tax provision or benefit. At March 31, 2006 and December 31, 2005, the Company has established a full valuation allowance against net deferred tax assets.
2. Accounts Receivable Factoring Arrangement
     During 2003, the Company entered into a one-year accounts receivable factoring arrangement under which eligible accounts receivable are sold without recourse to a finance company. The agreement was renewed for a one-year period in the second quarter of 2004 and for two years in the second quarter of 2005 through December 2007. Commissions on factored receivables are paid to the finance company based on the gross receivables sold, subject to a minimum annual commission. Additionally, the Company pays interest on the net outstanding balance of the uncollected factored accounts receivable at an interest rate equal to the JPMorgan Chase Bank prime rate. The Company continues to service the factored receivables. The servicing expenses for the three months ended March 31, 2006 and 2005 were not material. There were no material gains or losses on the sale of such receivables. The Company accounts for the sale of receivables under this arrangement in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.
     As of March 31, 2006 and December 31, 2005, the Company had received cash of $19.8 million and $23.3 million, respectively, under the factoring arrangement for the sale of trade receivables that were outstanding as of such dates. The gross amount due from the finance company at March 31, 2006 and December 31, 2005 was $18.2 million and $20.5 million, respectively.
3. Royalty Agreements
Restructuring of ONTAK Royalty
     In November 2004, Ligand and Eli Lilly and Company (Lilly) agreed to amend their ONTAK royalty agreement to add options in 2005 that if exercised would restructure Ligand’s royalty obligations on net sales of ONTAK. Under the revised agreement, Ligand and Lilly each obtained two options. Ligand’s options, which were exercised, provided for the buy-down of a portion of the Company’s ONTAK royalty obligation on net sales in the United States for total consideration of $33.0 million. Lilly also had two options exercisable in July 2005 and October 2005 to trigger the same royalty buy-downs for total consideration of up to $37.0 million, dependent on whether Ligand had exercised one or both of its options.
     Ligand’s first option, providing for a one-time payment of $20.0 million to Lilly in exchange for the elimination of Ligand’s ONTAK royalty obligations in 2005 and a reduced reverse-tiered royalty scale on ONTAK sales in the U.S. thereafter, was exercised in January 2005. The second option which provided for a one-time payment of $13.0 million to Lilly in exchange for the elimination of royalties on ONTAK net sales in the U.S. in 2006 and a reduced reverse-tiered royalty thereafter was exercised in April 2005. Additionally, beginning in 2007 and throughout the remaining ONTAK patent life (2014), Ligand will pay no royalties to Lilly on U.S. sales up to $38.0 million. Thereafter, Ligand will pay royalties to Lilly at a rate of 20% on net U.S. sales between $38.0 million and $50.0 million; at a rate of 15% on net U.S. sales between $50.0 million and $72.0 million; and at a rate of 10% on net U.S. sales in excess of $72.0 million. The option payments totaling $33.0 million were capitalized and are being amortized over the remaining ONTAK patent life of approximately 10 years, which represents the period estimated to be benefited, using the greater of the straight-line method or the expense determined based on the tiered royalty schedule set forth above. In accordance with SFAS No. 142, Goodwill and Other Intangibles, the Company amortizes intangible assets with finite lives in a manner that reflects the pattern in which the economic benefits of the assets are consumed or otherwise used up. If that pattern cannot be reliably determined, the assets are amortized using the straight-line method.
Buyout of Salk Royalty Obligations
     In January 2005, Ligand paid Salk $1.1 million to exercise an option to buy out milestone payments, other payment-sharing obligations and royalty payments due on future sales of lasofoxifene for vaginal atrophy. This payment resulted from a supplemental lasofoxifene new drug application (NDA) filing by Pfizer. As the Company had previously sold rights to Royalty Pharma AG of approximately 50% of any royalties to be received from Pfizer for sales of lasofoxifene, it recorded approximately 50% of the payment made to Salk, approximately $0.6 million, as development expense in the first quarter of 2005. The balance of approximately $0.5 million was capitalized to be amortized over the period any such royalties were to be received from Pfizer for the vaginal atrophy indication. In connection with Pfizer’s receipt of a non-approvable letter from the FDA for the vaginal atrophy indication in February 2006, however, the Company wrote-off the remaining capitalized balance of $0.5 million in the fourth quarter of 2005.
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
     Under the agreement, Burnham has a research-only sublicense to conduct basic research under the assigned patents and Ligand will have an option on the resulting products and technology. In addition, Burnham and SRI agreed to accept a reduction in the royalty rate paid to them on U.S. sales of Targretin under an earlier agreement. The aggregate royalty rate owed to SRI and Burnham by Ligand was reduced from 4% to 3% of net sales and the term of the royalty payments extended from 2012 to 2016. If the patent issued on the pending Ligand patent application is extended beyond 2016, the royalty rate would be reduced to 2% and paid for the term of the longest Ligand patent covering bexarotene.
4. AVINZA Co-Promotion
     In February 2003, Ligand and Organon Pharmaceuticals USA Inc. (Organon) announced that they had entered into an agreement for the co-promotion of AVINZA. Under the terms of the agreement, Organon committed to a specified minimum number of primary and secondary product calls delivered to certain high prescribing physicians and hospitals beginning in March 2003. Organon’s compensation was structured as a percentage of net sales based on generally accepted accounting principles (GAAP), which paid Organon for their efforts and also provided Organon an economic incentive for performance and results. In exchange, Ligand paid Organon a percentage of AVINZA net sales based on the following schedule:

% of Incremental Net Sales
Annual Net Sales of AVINZA	Paid to Organon by Ligand
$0-150 million	30% (0% for 2003)
$150-300 million	40%
$300-425 million	50%
> $425 million	45%
     In January 2006, Ligand signed an agreement with Organon that terminated the AVINZA co-promotion agreement between the two companies and returns AVINZA co-promotion rights to Ligand. The effective date of the termination agreement is January 1, 2006; however, the parties have agreed to continue to cooperate during a transition period ending September 30, 2006 (the “Transition Period”) to promote the product. The Transition Period co-operation includes a minimum number of product sales calls per quarter (100,000 for Organon and 30,000 for Ligand with an aggregate of 375,000 and 90,000, respectively, for the Transition Period) as well as the transition of ongoing promotions, managed care contracts, clinical trials and key opinion leader relationships to Ligand. During the Transition Period, Ligand will pay Organon an amount equal to 23% of AVINZA net sales as reported by Ligand. Ligand will also pay and be responsible for the design and execution of all clinical, advertising and promotion expenses and activities.
     Additionally, in consideration of the early termination and return of rights under the terms of the agreement, Ligand will unconditionally pay Organon $37.75 million on or before October 15, 2006. Ligand will further pay Organon $10.0 million on or before January 15, 2007, provided that Organon has made its minimum required level of sales calls. Under certain conditions, including change of control, the cash payments will accelerate. In addition, after the termination, Ligand will make quarterly payments to Organon equal to 6.5% of AVINZA net sales through December 31, 2012 and thereafter 6.0% through patent expiration, currently anticipated to be November of 2017.
     The unconditional payment of $37.75 million to Organon and the estimated fair value of the amounts to be paid to Organon after the termination ($98.5 million and $95.2 million as of March 31, 2006 and January 1, 2006, respectively), based on the net sales of the product (currently anticipated to be paid quarterly through November 2017) were recognized as liabilities and expensed as costs of the termination as of the effective date of the agreement, January 2006. Additionally, the conditional payment of $10.0 million, which represents an approximation of the fair value of the service element of the agreement during the Transition Period (when the provision to pay 23% of AVINZA net sales is also considered), is being recognized ratably as additional co-promotion expense over the Transition Period. For the three months ended March 31, 2006, the pro-rata recognition of this element of co-promotion expense amounted to $3.3 million.
     Although the quarterly payments to Organon will be based on net reported AVINZA product sales, such payments will not result in current period expense in the period upon which the payment is based, but instead will be charged against the co-promote termination liability. The accretion to the current net present value for each reporting period will, however, be recognized as other non-operating expense (interest expense) for that period at a rate of 15%, the discount rate used to initially value this component of the termination liability. Additionally, any changes to the Company’s estimates of future net AVINZA product sales will result in a change to the liability which will be recognized as an increase or decrease to earnings in the period such changes are identified. Accreted interest expense for the three months ended March 31, 2006 was $3.3 million.
     On a quarterly basis, management reviews the carrying value of the co-promote termination liability. Due to assumptions and judgments inherent in determining the estimates of future net AVINZA sales through November 2017, the actual amount of net AVINZA sales used to determine the current fair value of the Company’s co-promote termination liability may be materially different from its current estimates. In addition, because of the inherent difficulties of predicting possible changes to the estimates and assumptions used to determine the estimate of future AVINZA product sales, the Company is unable to quantify an estimate of the reasonably likely effect of any such changes on its results of operations or financial position.
     The components of the co-promote termination liability as of March 31, 2006 are as follows (in thousands):

Payment due October 15, 2006	$37,750
Net present value of payments based on net AVINZA product sales as of January 1, 2006	95,191
Accretion of interest to net present value of payments based on net AVINZA product sales as of March 31, 2006	3,300

136,241

Less: current portion of co-promote termination liability	(42,533)

Long-term portion of co-promote termination liability	$93,708

5. Litigation
     The Company’s subsidiary, Seragen, Inc. and Ligand, were named parties to Sergio M. Oliver, et al. v. Boston University, et al., a putative shareholder class action filed on December 17, 1998 in the Court of Chancery in the State of Delaware in and for New Castle County, C.A. No. 16570NC, by Sergio M. Oliver and others against Boston University and others, including Seragen, its subsidiary Seragen Technology, Inc. and former officers and directors of Seragen. The complaint, as amended, alleged that Ligand aided and abetted purported breaches of fiduciary duty by the Seragen related defendants in connection with the acquisition of Seragen by Ligand and made certain misrepresentations in related proxy materials and seeks compensatory and punitive damages of an unspecified amount. On July 25, 2000, the Delaware Chancery Court granted in part and denied in part defendants’ motions to dismiss. Seragen, Ligand, Seragen Technology, Inc. and the Company’s acquisition subsidiary, Knight Acquisition Corporation, were dismissed from the action. Claims of breach of fiduciary duty remain against the remaining defendants, including the former officers and directors of Seragen. The court certified a class consisting of shareholders as of the date of the acquisition and on the date of the proxy sent to ratify an earlier business unit sale by Seragen. On January 20, 2005, the Delaware Chancery Court granted in part and denied in part the defendants’ motion for summary judgment. Prior to trial, several of the Seragen director-defendants reached a settlement with the plaintiffs. The trial in this action then went forward as to the remaining defendants and concluded on February 18, 2005. On April 14, 2006, the court issued a memorandum opinion finding for the plaintiffs and against Boston University and individual directors affiliated with Boston University on certain claims. The opinion awards damages on these claims in the amount of approximately $4.8 million plus interest. Judgment, however, has not been entered and the matter is subject to appeal. While Ligand and its subsidiary Seragen have been dismissed from the action, such dismissal is also subject to appeal and Ligand and Seragen may have possible indemnification obligations with respect to certain defendants. As of March 31, 2006, the Company has not accrued an indemnification obligation based on its assessment that the Company’s responsibility for any such obligation is not probable or estimable.
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
     Beginning on or about August 13, 2004, several derivative actions were filed on behalf of the Company by individual stockholders in the Superior Court of California. The complaints name the Company’s directors and certain of its officers as defendants and name the Company as a nominal defendant. The complaints are based on the same facts and circumstances as the purported class actions discussed in the previous paragraph and generally allege breach of fiduciary duties, abuse of control, waste and mismanagement, insider trading and unjust enrichment. These actions are in discovery. The court has set a trial date of November 17, 2006.
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
     On December 11, 2001, a lawsuit was filed in the United States District Court for the District of Massachusetts against Ligand by the Trustees of Boston University and other former stakeholders of Seragen. The suit was subsequently transferred to federal district court in Delaware. The complaint alleged breach of contract, breach of the implied covenants of good faith and fair dealing and unfair and deceptive trade practices based on, among other things, allegations that Ligand wrongfully withheld approximately $2.1 million in consideration due the plaintiffs under the Seragen acquisition agreement. This amount had been previously accrued for in the Company’s consolidated financial statements in 1998. The complaint sought payment of the withheld consideration and treble damages. Ligand filed a motion to dismiss the unfair and deceptive trade practices claim. The Court subsequently granted Ligand’s motion to dismiss the unfair and deceptive trade practices claim (i.e., the treble damages claim), in April 2003. In November 2003, the Court granted Boston University’s motion for summary judgment, and entered judgment for Boston University. In January 2004, the district court issued an amended judgment awarding interest of approximately $0.7 million to the plaintiffs in addition to the approximately $2.1 million withheld. In January 2006, the appeals court affirmed the district court’s ruling against Ligand. Additional interest on the above amounts of approximately $0.1 million was accrued through January 2006 and was added to the judgment. The withheld amount including the interest was paid in February 2006.
     The SEC instituted a formal investigation, which is ongoing, concerning the restatement of the Company’s consolidated financial statements for the years ended 2002 and 2003 (including the 2003 and 2004 quarterly periods). Such restatement was completed in 2005. These matters were previously the subject of an informal SEC inquiry.
     In addition, the Company is subject to various lawsuits and claims with respect to matters arising out of the normal course of business. Due to the uncertainty of the ultimate outcome of these matters, the impact on future financial results is not subject to reasonable estimates.
6. New Accounting Pronouncements
     In November 2005, the FASB issued Staff Position (FSPs) Nos. FSPs 115-1 and 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, in response to EITF 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (EITF 03-1). FSPs 115-1 and 124-1 provide guidance regarding the determination as to when an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss. FSPs 115-1 and 124-1 also include accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than temporary-impairments. These requirements are effective for annual reporting periods beginning after December 15, 2005. Adoption of the impairment guidance contained in FSPs 115-1 and 124-1 did not have a material impact on the Company’s consolidated financial position or results of operations.
     In November 2004, the FASB issued SFAS No. 151, Inventory Pricing (SFAS 151). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This statement requires that those items be recognized as current-period charges. In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 did not have a material impact on the Company’s results of operations or financial position.

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
7. Commitments and Contingencies
     Stockholders Agreement
     In October 2005, a lawsuit was filed in the Court of Chancery in the State of Delaware by Third Point Offshore Fund, Ltd. requesting the Court to order Ligand to hold an annual meeting for the election of directors within 60 days of an order by the Court. Ligand’s annual meeting had been delayed as a result of the previously announced restatement. The complaint sought payment of plaintiff’s costs and attorney’s fees. Ligand agreed on November 11, 2005 to settle this lawsuit and schedule the annual meeting for January 31, 2006. On December 2, 2005, Ligand and Third Point also entered into a stockholders agreement under which, among other things, Ligand agreed to expand its board from eight to eleven, elect three designees of Third Point to the new board seats and pay certain of Third Point’s expenses, not to exceed approximately $0.5 million. Of such amount, approximately 50% was expensed in the fourth quarter of 2005. Any additional payments will only be made if a definitive document arising out of or related to the Company’s strategic evaluation process has not been executed by the Company on or before June 2, 2006. Third Point will not sell its Ligand shares, solicit proxies or take certain other stockholder actions for a minimum of six months (i.e. through June 2, 2006) and as long as its designees remain on the board.
8. Employee Retention Agreements
     In March 2006, the Company entered into letter agreements with approximately 67 of its key employees, including a number of its executive officers. These letter agreements provide for certain retention or stay bonus payments in cash under specified circumstances as an additional incentive to remain employed in good standing with the Company. The Compensation Committee of the Board of Directors has approved the Company’s entry into these agreements. The retention or stay bonus payments generally vest at the end of 2006 and total payments to employees of approximately $2.7 million would be made in January 2007 if all participants qualify for the payments. In accordance with Statement of Financial Accounting Standard (SFAS) 146, Accounting for Costs Associated with Exit or Disposal Activities, the cost of the plan is ratably accrued over the term of the agreements, which is approximately 10 months. For the three months ended March 31, 2006, the Company recognized approximately $0.3 million of expense under the plan. As an additional retention incentive, certain employees were also granted stock options totaling approximately 122,000 shares at an exercise price of $11.90 per share.
9. Subsequent Event
     In May 2006, after review of all preclinical and clinical data including recently completed two year animal safety studies, Lilly informed the Company that it had decided not to pursue further development at this time of LY818 (Naveglitazar), a compound in Phase II development for the treatment of Type II diabetes. Naveglitazar, a dual PPAR agonist was developed through the Company’s collaborative research and development agreement with Lilly. This decision is specific with regard to Naveglitizar and does not affect the ongoing development activities of LY 674 or the status of preclinical PPAR agonists.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Caution: This discussion and analysis may contain predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties, including those discussed in Part II. Item 1A. “Risk Factors.” This outlook represents our current judgment on the future direction of our business. These statements include those related to our products, product sales and other revenues, expenses, our revenue recognition models and policies, material weaknesses or deficiencies in internal control over financial reporting, revenue recognition, the potential relisting of the Company’s securities on NASDAQ, and our evaluation of strategic alternatives. Actual events or results may differ materially from Ligand’s expectations. For example, there can be no assurance that our product sales efforts or recognized revenues or expenses will meet any expectations or follow any trend(s), that our internal control over financial reporting will be effective or produce reliable financial information on a timely basis, that we will be relisted on the NASDAQ on any given timeframe or at all, or that our strategic evaluation process will be successful or yield preferred results. We cannot assure you that the Company will be able to successfully remediate any identified material weakness or significant deficiencies, or that the sell-through revenue recognition models will not require adjustment and not result in a subsequent restatement. In addition, the Company’s ongoing or future litigation (including private securities litigation and the SEC investigation) may have an adverse effect on the Company, and our corporate or partner pipeline products may not gain approval or success in the market. Such risks and uncertainties, and others, could cause actual results to differ materially from any future performance suggested. We undertake no obligation to release publicly the results of any revisions to these forward-looking statements to reflect events or circumstances arising after the date of this quarterly report. This caution is made under the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934 as amended.
     Our trademarks, trade names and service marks referenced herein include Ligand ® AVINZA ® , ONTAK ® , Panretin ® and Targretin ® . Each other trademark, trade name or service mark appearing in this quarterly report belongs to its owner.
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
     We currently market five products in the United States: AVINZA, for the relief of chronic, moderate to severe pain; ONTAK, for the treatment of patients with persistent or recurrent cutaneous T-cell lymphoma (CTCL); Targretin capsules, for the treatment of CTCL in patients who are refractory to at least one prior systemic therapy; Targretin gel, for the topical treatment of cutaneous lesions in patients with early stage CTCL; and Panretin gel, for the treatment of Kaposi’s sarcoma in AIDS patients. In Europe, we have marketing authorizations for Panretin® gel and Targretin capsules and are currently marketing these products under arrangements with local distributors. In April 2003, we withdrew our ONZAR™ (ONTAK in the U.S.) marketing authorization application in Europe for our first generation product. It was our assessment that the cost of the additional clinical and technical information requested by the European Agency for the Evaluation of Medicinal Products (EMEA) for the first generation product would be better spent on acceleration of the second generation ONTAK formulation development. We expect to resubmit the ONZAR™ application with the second generation product in 2007.

     In February 2003, we entered into an agreement for the co-promotion of AVINZA with Organon Pharmaceuticals USA Inc. (Organon). Under the terms of the agreement, Organon committed to a specified minimum number of primary and secondary product calls delivered to certain high prescribing physicians and hospitals beginning in March 2003. Organon’s compensation through 2005 was structured as a percentage of net sales, which paid Organon for their efforts and also provided Organon an economic incentive for performance and results. In exchange, we paid Organon a percentage of AVINZA net sales based on the following schedule:

% of Incremental Net Sales
Annual Net Sales of AVINZA	Paid to Organon by Ligand
$0-150 million	30% (0% for 2003)
$150-300 million	40%
$300-425 million	50%
> $425 million	45%
     In January 2006, we signed an agreement with Organon that terminated the AVINZA co-promotion agreement between the two companies and returns AVINZA rights to Ligand. The effective date of the termination agreement is January 1, 2006; however, the parties have agreed to continue to cooperate during a transition period ending September 30, 2006 (the “Transition Period”) to promote the product. The Transition Period co-operation includes a minimum number of product sales calls per quarter (100,000 for Organon and 30,000 for Ligand with an aggregate of 375,000 and 90,000, respectively, for the Transition Period) as well as the transition of ongoing promotions, managed care contracts, clinical trials and key opinion leader relationships to Ligand. During the Transition Period, we will pay Organon an amount equal to 23% of AVINZA net sales as reported. We will also pay and be responsible for the design and execution of all AVINZA clinical, advertising and promotion expenses and activities.
     As previously disclosed, Organon and Ligand were in discussions regarding the calculation of prior co-promote fees under the co-promotion agreements. Through the third quarter of 2005, such fees were determined based on net sales calculated under the sell-in method of revenue recognition. In connection with the termination of the co-promotion agreement, the companies resolved their disagreement concerning prior co-promote fees and we paid Organon $14.75 million in January 2006. Resolution of this matter resulted in no material adjustment to amounts previously recorded in 2005 for co-promotion expenses.
     Additionally, in consideration of the early termination and return of co-promotion rights under the terms of the agreement, we will unconditionally pay Organon $37.75 million on or before October 15, 2006. We will further pay Organon $10.0 million on or before January 15, 2007, provided that Organon has made its minimum required level of sales calls. Under certain conditions, including change of control, the cash payments will accelerate. In addition, after the termination, we will make quarterly payments to Organon equal to 6.5% of AVINZA net sales through December 31, 2012 and thereafter 6.0% through patent expiration, currently anticipated to be November 2017.
     The unconditional payment of $37.75 million to Organon and the estimated fair value of the amounts to be paid to Organon after the termination ($98.5 million as of March 31, 2006), based on the net sales of the product (currently anticipated to be paid quarterly through November 2017) were recognized as liabilities and expensed as costs of the termination as of the effective date of the agreement, January 2006. Additionally, the conditional payment of $10.0 million, which represents an approximation of the fair value of the service element of the agreement during the Transition Period (when the provision to pay 23% of AVINZA net sales is also considered), is being recognized ratably as additional co-promotion expense over the Transition Period. For the three months ended March 31, 2006, the pro-rata recognition of this element of co-promotion expense amounted to $3.3 million.
     Although the quarterly payments to Organon will be based on net reported AVINZA product sales, such payments will not result in current period expense in the period upon which the payment is based, but instead will be charged against the co-promote termination liability. The accretion to the current net present value for each reporting period will, however, be recognized as other, non-operating expense (interest expense) for that period at a rate of 15%, the discount rate used to initially value this component of the termination liability. Accreted interest expense for the three months ended March 31, 2006 totaled $3.3 million. Additionally, any changes to our estimates of future net AVINZA product sales will result in a change to the liability which will be recognized as an increase or decrease to earnings in the period such changes are identified. Any such changes could be material and potentially result in adjustments to our consolidated statement of operations that are inconsistent with the underlying trend in net AVINZA product sales.
     We are currently involved in the research phase of a research and development collaboration with TAP Pharmaceutical Products Inc. (or TAP). Collaborations in the development phase are being pursued by Eli Lilly and Company, GlaxoSmithKline, Organon, Pfizer, TAP, and Wyeth. We receive funding during the research phase of the arrangements and milestone and royalty payments as products are developed and marketed by our corporate partners. In addition, in connection with some of these collaborations, we received non-refundable up-front payments.
     We have been unprofitable since our inception on an annual basis. We achieved quarterly net income of $17.3 million during the fourth quarter of fiscal 2004, which was primarily the result of recognizing approximately $31.3 million from the sale of royalty rights to Royalty Pharma. However, we have incurred a net loss in each of the subsequent quarters including the three months ended March 31, 2006, for which we incurred a net loss of $142.2 million. We expect to incur net losses in the future. To be consistently profitable, we must successfully develop, clinically test, market and sell our products. Even if we consistently achieve profitability, we cannot predict the level of that profitability or whether we will be able to sustain profitability. We expect that our operating results will fluctuate from period to period as a result of differences in the timing of revenues earned from product sales, expenses incurred, collaborative arrangements and other sources. Some of these fluctuations may be significant.
Recent Developments
Accounting for Stock-Based Compensation
     Effective January 1, 2006, we adopted SFAS 123 (revised 2004), Share-Based Payment (SFAS 123(R)), using the modified prospective transition method. No stock-based employee compensation cost was recognized prior to January 1, 2006, as all options granted prior to 2006 had an exercise price equal to the market value of the underlying common stock on the date of the grant. Under the modified prospective transition method, compensation cost recognized in 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted in the first quarter 2006, based on grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Results for the quarter ended March 31, 2005 have not been retrospectively adjusted. The implementation of SFAS 123(R) resulted in employee compensation expense of approximately $0.6 million for the three months ended March 31, 2006.
Termination of Organon Co-promotion Agreement
     As further discussed under “Overview” above, in January 2006, we signed an agreement with Organon that terminates the AVINZA co-promotion agreement between the two companies and returns AVINZA rights to Ligand.
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
Conversion of 6% Convertible Subordinated Notes
     For the three months ended March 31, 2006, certain holders of our 6% convertible subordinated notes converted notes with a face value of $26.1 million into approximately 4.2 million shares of common stock.

Employee Retention Agreements
     As of March 1, 2006, we entered into letter agreements with approximately 67 of our key employees, including a number of our executive officers. These letter agreements provide for certain retention or stay bonus payments to be paid in cash under specified circumstances as an additional incentive to remain employed in good standing with the Company. The Compensation Committee of the Board of Directors has approved the Company’s entry into these agreements. The retention or stay bonus payments generally vest at the end of 2006 and total payments to employees of approximately $2.7 million would be made in January 2007 if all participants qualify for the payments. In accordance with the Statement of Financial Accounting Standard (SFAS) 146, Accounting for Costs Associated with Exit or Disposal Activities, the cost of the plan is ratably accrued over the term of the agreements, which is approximately 10 months. For the three months ended March 31, 2006, the Company recognized approximately $0.3 million of expense under the plan. As an additional retention incentive, certain employees were also granted stock options totaling approximately 122,000 shares at an exercise price of $11.90 per share.
LY818 (Naveglitazar)
     In May 2006, after review of all preclinical and clinical data including recently completed two year animal safety studies, Lilly informed us that it had decided not to pursue further development at this time of LY818 (Naveglitazar), a compound in Phase II development for the treatment of Type II diabetes. Naveglitazar, a dual PPAR agonist was developed through our collaborative research and development agreement with Lilly. This decision is specific with regard to Naveglitizar and does not affect the ongoing development activities of LY 674 or the status of preclinical PPAR agonists.
Results of Operations
     Total revenues for the three months ended March 31, 2006 were $51.0 million compared to $37.0 million for the same 2005 period. Loss from operations was $137.1 million for the three months ended March 31, 2006 compared to $15.8 million for the same 2005 period. Net loss for the three months ended March 31, 2006 was $142.2 million ($1.84 per share) compared to $18.5 million ($0.25 per share) for the same 2005 period.
Product Sales
     Our product sales for any individual period can be influenced by a number of factors including changes in demand for a particular product, competitive products, the timing of announced price increases, and the level of prescriptions subject to rebates and chargebacks.
     According to IMS data, quarterly prescription market share of AVINZA for the three months ended March 31, 2006 was 4.0% compared to 4.4% for the fourth quarter of 2005 and the same 2005 period. We expect that AVINZA prescription market share for the remainder of 2006 will reflect modest, if any, overall share growth in 2006 as market share increases in the commercial retail sector are increasingly offset by declines in the Medicaid segment as marginal Medicaid contracts are terminated. Quarter to quarter declines in prescriptions and overall market share, however, may result from more rapid declines in the Medicaid segment relative to increases in the commercial retail sector.
     We also expect that demand for and sales of ONTAK will be positively impacted as further data is obtained from ongoing expanded-use clinical trials and the initiation of new expanded-use trials. The level and timing of any such increases, however, are influenced by a number of factors outside our control, including the accrual of patients and overall progress of clinical trials that are managed by third parties. We also expect that sales of ONTAK will continue to benefit in 2006 from improving reimbursement rates under certain government reimbursement programs.
     Excluding AVINZA, our products are small-volume specialty pharmaceutical products that address the needs of cancer patients in relatively small niche markets with substantial geographical fluctuations in demand. To ensure patient access to our drugs, we maintain broad distribution capabilities with inventories held at approximately 130 locations throughout the United States. The purchasing and stocking patterns of our wholesaler customers for all our products are influenced by a number of factors that vary from product to product. These factors include, but are not limited to, overall level of demand, periodic promotions, required minimum shipping quantities and wholesaler competitive initiatives. If any or all of our major wholesalers decide to reduce the inventory they carry in a given period (subject to the terms of our wholesaler fee-for-service agreements), our shipments and cash flow for that period could be substantially lower than historical levels.
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
Net Product Sales
     Our domestic net product sales for AVINZA, ONTAK, Targretin capsules and Targretin gel are determined on a sell-through basis less allowances for rebates, chargebacks, discounts, and losses to be incurred on returns from wholesalers resulting from increases in the selling price of our products. We recognize revenue for Panretin upon shipment to wholesalers as our wholesaler customers only stock minimal amounts of Panretin, if any. As such, wholesaler orders are considered to approximate end-customer demand for the product. Revenues from sales of Panretin are net of allowances for rebates, chargebacks, returns and discounts. For international shipments of our product, revenue is recognized upon shipment to our third-party international distributors. In addition, we incur certain distributor service agreement fees related to the management of our product by wholesalers. These fees have been recorded within net product sales. For ONTAK, we also have established reserves for returns from end customers (i.e. other than wholesalers) after sell-through revenue recognition has occurred.
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
     For the three months ended March 31, 2006 and 2005, net product sales recognized under the sell-through method represented 96% of total net product sales for both periods.
     Our total net product sales for the three months ended March 31, 2006 were $48.0 million compared to $35.0 million for the same 2005 period. A comparison of sales by product is as follows (in thousands):

	Three Months Ended March 31,
	2006	2005
AVINZA	$32,495	$21,997
ONTAK	9,182	8,024
Targretin capsules	5,002	4,015
Targretin gel and Panretin gel	1,305	1,009

Total product sales	$47,984	$35,045

AVINZA
     Sales of AVINZA were $32.5 million for the three months ended March 31, 2006 compared to $22.0 million for the same 2005 period. The increase in sales in the 2006 period reflects a 4.7% increase in prescriptions and the impact of a 7% price increase effective April 1, 2005, as well as a shift in the mix of prescriptions to the higher doses of AVINZA. Net AVINZA sales in the 2006 period also reflect a reduction in Medicaid rebates of approximately $2.5 million partially offset by an increase in managed care rebates of approximately $1.4 million, under contracts with pharmacy benefit manager (PBMs), group purchasing organizations (GPOs) and health maintenance organizations (HMOs). In addition, the 2005 period reflects a $3.5 million reduction in sales for losses expected to be incurred on product returns resulting from the AVINZA price increase, effective April 1, 2005.
     Any changes to our estimates for Medicaid prescription activity or prescriptions written under our managed care contracts may have an impact on our rebate liability and a corresponding impact on AVINZA net product sales. For example, a 20% variance to our estimated Medicaid and managed care contract rebate accruals for AVINZA as of March 31, 2006 could result in adjustments to our Medicaid and managed care contract rebate accruals and net product sales of approximately $0.5 million and $0.8 million, respectively.
ONTAK
     Sales of ONTAK were $9.2 million for the three months ended March 31, 2006 compared to $8.0 million for the same 2005 period. ONTAK sales for the 2006 period were positively impacted by a 7% price increase effective January 1, 2005 and the impact of a 4% price increase effective July 1, 2005. Under the sell-through revenue recognition method, price increases do not impact net product sales until the product sells through the distribution channel; therefore the January 2005 increase had no effect on net product sales recognized for the three months ended March 31, 2005.
     ONTAK revenues for the 2006 period compared to the prior year period were negatively impacted by a 6% decrease in wholesaler out-movement due primarily to a decline in the office segment of the market, which was impacted by negative changes in the Centers for Medicare and Medicaid Services reimbursement rates. Wholesaler out-movement increased, however, by 10% in the first quarter of 2006 compared to the fourth quarter of 2005 due to an improvement in the hospital segment of the market. We continue to study and evaluate changes to the Centers for Medicare and Medicaid Services reimbursement rates and expect more favorable reimbursement rates in 2006 compared to 2005.
Targretin capsules
     Sales of Targretin capsules were $5.0 million for the three months ended March 31, 2006 compared to $4.0 million for the same 2005 period. This increase reflects the effect of a 7% price increase effective January 1, 2005 and a 5% price increase effective July 1, 2005. Under the sell-through revenue recognition method, price increases do not impact net product sales until the product sells-through the distribution channel; therefore the January 2005 increase had no impact on net sales for the three months ended March 31, 2005. Targretin capsules sales for the three months ended March 31, 2006 also benefited from a 49% increase in unit sales in Europe compared to the prior year period.
     In June 2004, the Centers for Medicare and Medicaid Services (CMS) announced formal implementation of the Section 641 Demonstration Program under the Medicare Modernization Act of 2003 including reimbursement under Medicare for Targretin for patients with T-cell lymphoma (CTCL). As a result, we continue to expect improved patient access for Targretin in 2006.
Collaborative Research and Development and Other Revenue
     Collaborative research and development and other revenues for the three months ended March 31, 2006 were $3.0 million compared to $1.9 million for the same 2005 period. Collaborative research and development and other revenues include reimbursement for ongoing research activities, earned development milestones, and recognition of prior years’ up-front fees previously deferred in accordance with Staff Accounting Bulletin (SAB) No. 101 –

“Revenue Recognition”, as amended by SAB 104. Revenue from distribution agreements includes recognition of up-front fees collected upon contract signing and deferred over the life of the distribution arrangement and milestones achieved under such agreements.
     A comparison of collaborative research and development and other revenues is as follows (in thousands):

	Three Months Ended March 31,
	2006	2005
Collaborative research and development	$894	$862
Development milestones and other	2,078	1,078

	$2,972	$1,940

     Development milestones and other. Development milestones for the 2006 period reflect a milestone of $2.0 million earned from GlaxoSmithKline in connection with the commencement of Phase III studies of eltrombopag. This compares to a $1.0 milestone earned from GlaxoSmithKline in the 2005 period in connection with the commencement of Phase II studies of eltrombopag.
Gross Margin
     Gross margin on product sales was 79.7% for the three months ended March 31, 2006 compared to 68.4% for the same 2005 period. Gross margin for the three months ended March 31, 2006 compared to the same 2005 period was positively impacted by a 7% AVINZA price increase effective April 1, 2005; a 7% price increase for our oncology products effective January 1, 2005; and a 4% and 5% price increase for ONTAK and Targretin, respectively, effective July 1, 2005. Under the sell-through revenue recognition method, changes to prices do not impact net product sales and therefore gross margins until the product sells through the distribution channel. Accordingly, the price increases did not have an effect on the margins for the three months ended March 31, 2005.
     The increase in the gross margin percentage for the three months ended March 31, 2006 also reflects lower Medicaid rebates of approximately $2.5 million partially offset by an increase in managed care rebates of approximately $1.4 million, under contracts with PBMs, GPOs, and HMOs. In addition, the 2005 period reflects a $3.5 million reduction in sales for losses expected to be incurred on product returns resulting from the AVINZA price increase, effective April 1, 2005.
     The margin for the three months ended March 31, 2006 compared to the prior year period also benefited from the increase in sales of AVINZA. AVINZA represented 67.7% of net product sales for the three months ended 2006 compared to 62.8% for the same 2005 period. For both AVINZA and ONTAK, we have capitalized license, royalty and technology rights recorded in connection with the acquisition of the rights to those products and accordingly, margins improve as sales of these products increase and there is greater coverage of the fixed amortization of the intangible assets. AVINZA cost of product sold includes the amortization of license and royalty rights capitalized in connection with the restructuring of our AVINZA license and supply agreement in November 2002. The total amount of AVINZA capitalized license and royalty rights, $114.4 million, is being amortized to cost of product sold on a straight-line basis over 15 years. The total amount of ONTAK acquired technology, $45.3 million, is also amortized to cost of product sold on a straight-line basis over 15 years. ONTAK margins were also positively impacted during the three months ended March 31, 2006 by lower royalty expense as a result of the restructuring of the Company’s royalty obligation to Lilly. Although there was no royalty owed to Lilly for the three months ended March 31, 2005, cost of sales for that period reflects the recognition of deferred royalty expense of approximately $1.5 million, for royalties previously paid to Lilly. Under the sell-through revenue recognition method, royalties paid based on shipments to wholesalers are deferred and recognized as the related product sales are recognized. The amount paid to restructure the ONTAK royalty ($33.0 million) is being amortized through 2014, the remaining life of the underlying patent, using the greater of the straight-line method or the expense determined based on the tiered royalty schedule set forth in the restructuring agreement.
     In accordance with SFAS 142, “Goodwill and Other Intangibles” (“SFAS 142”), for both AVINZA and ONTAK, capitalized license and technology rights are amortized on a straight-line basis since the pattern in which the economic benefits of the assets are consumed (or otherwise used up) cannot be reliably determined. At March 31, 2006, acquired technology, products rights and royalty buy-down, net totaled $143.3 million.
     Overall, given the fixed level of amortization of the capitalized license, royalty and technology rights, we expect the overall gross margin percentage to increase as sales of AVINZA and ONTAK increase.
Research and Development Expenses
     Research and development expenses were $12.2 million for the three months ended March 31, 2006 compared to $14.7 million for the same 2005 period. The major components of research and development expenses are as follows (in thousands):

	Three Months Ended
	March 31,
	2006	2005
Research
Research performed under collaboration agreements	$924	$982
Internal research programs	4,735	4,977

Total research	5,659	5,959

Development
New product development	4,231	6,096
Existing product support (1)	2,328	2,680

Total development	6,559	8,776

Total research and development	$12,218	$14,735

(1)	Includes costs incurred to comply with post-marketing regulatory commitments.
     Spending for research expenses was $5.7 million for the three months ended March 31, 2006 compared to $6.0 million for the same 2005 period. The decrease in internal research program expenses for the three months ended March 31, 2006 compared to the same 2005 period reflects decreased research expenses across several research programs.
     Spending for development expenses decreased to $6.6 million for the three months ended March 31, 2006 compared to $8.8 million for the same 2005 period reflecting a lower level of expense for both new product development and existing product support. The decrease in expenses for new product development is due primarily to a reduced level of spending on Phase III clinical trials for Targretin capsules in NSCLC. In March 2005, we announced that the final data analysis for Targretin capsules in NSCLC showed that the trials did not meet their endpoints of improved overall survival and projected two-year survival. A retrospective analysis of the data showed that a subset (36%) of patients receiving Targretin that developed high triglycerideimia had significantly better survival. We are continuing to analyze the data and apply it to the continued development of Targretin in NSCLC. This decrease was partially offset by an increase in thrombopoietin (TPO) expenses as our lead drug candidate in that area was moved to IND track. The decrease in existing product support in 2006 compared to 2005 is primarily due to lower expenses for Targretin capsules and ONTAK post-marketing regulatory studies.

     A summary of our significant internal research and development programs is as follows:

Program	Disease/Indication	Development Phase
AVINZA	Chronic, moderate-to-severe pain	Marketed in U.S.
Phase IV

ONTAK	CTCL	Marketed in U.S., Phase IV
	Chronic lymphocytic leukemia	Phase II
	Peripheral T-cell lymphoma	Phase II
	B-cell Non-Hodgkin’s lymphoma	Phase II
	NSCLC third line	Phase II

Targretin capsules	CTCL	Marketed in U.S. and Europe
	NSCLC first-line	Phase III
	NSCLC monotherapy	Planned Phase II/III
	NSCLC second/third line	Planned Phase II/III
	Advanced breast cancer	Phase II
	Renal cell cancer	Phase II

Targretin gel	CTCL	Marketed in U.S.
	Hand dermatitis (eczema)	Planned Phase II/III
	Psoriasis	Phase II

LGD4665 (Thrombopoietin oral mimic)	Idiopathic Thrombocytopenia (TCP), other TCPs	IND Track

LGD5552 (Glucocorticoid agonists)	Inflammation, cancer	IND Track

Selective androgen receptor modulators, e.g., LGD3303 (agonist/antagonist)	Male hypogonadism, female & male osteoporosis, male & female sexual dysfunction, frailty. Prostate cancer, hirsutism, acne, androgenetic alopecia.	Pre-clinical
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
Selling, General and Administrative Expense
     Selling, general and administrative expense was $22.2 million for the three months ended March 31, 2006 compared to $19.2 million for the same 2005 period. The increase for the three months ended March 31, 2006 is due to higher audit and consultant fees in connection with the completion of the Company’s assessment of internal controls as of December 31, 2005 under the Sarbanes-Oxley Act. A significant portion of the Company’s 2005 assessment of internal controls was performed in 2006 due to the fact that the restatement of our financial statements was not completed until late 2005. General and administrative expenses were also higher for the three months ended March 31, 2006, due to legal costs incurred in connection with the ongoing SEC investigation, shareholder litigation and our strategic alternatives process. In addition, AVINZA advertising and promotion expenses increased in the three months ended March 31, 2006 compared to the prior year period when Ligand and Organon shared equally all AVINZA promotion expenses. As part of the AVINZA termination and return of rights agreement entered into in January 2006, discussed under “Overview” above, we are now responsible for all AVINZA advertising and promotion expenses. This increase was partially offset by lower selling and marketing expenses due to the reduction in our AVINZA primary care sales force as discussed under “Recent Developments” above and lower advertising and promotion expenses for our Oncology products compared to the prior year period.
     We expect selling, general and administrative expenses to continue to be higher in 2006 compared to the prior year due to the ongoing cost of compliance with the Sarbanes-Oxley Act, legal expenses in connection with the SEC investigation, stockholder litigation, and strategic alternatives process and the expected expenses to be recognized in connection with the employee retention agreements discussed under “Recent Developments” above. These increases are expected to be partially offset by lower sales force expenses as a result of the reduction in our AVINZA primary care sales force.
Co-promotion Expense
     Co-promotion expense due Organon amounted to $11.0 million for the three months ended March 31, 2006 compared to $7.7 million for the same 2005 period. As discussed under “Overview” above, in connection with the AVINZA termination and return of co-promote rights agreement with Organon, we agreed to pay Organon 23% of net AVINZA product sales through September 30, 2006 as compensation for promotion of the product during the Transition Period. This compares to co-promote expense in the prior year period which was based on 30% of net sales, as per the original co-promotion agreement, determined using the sell-in method of revenue recognition. As sell-in revenues for the three months ended March 31, 2005 were higher than sell-through revenues, co-promotion expense as a percentage of reported AVINZA net sales was higher than the contracted rate.
     Co-promotion expense for the three months ended March 31, 2006 also includes $3.3 million which represents the pro-rata share of a $10.0 million payment we agreed to make to Organon in January 2007, provided that Organon has made its required level of sales calls during the Transition Period. This payment represents an approximation of the fair value of the service element under the agreement during the Transition Period (when the provision to pay 23% of AVINZA net sales is also considered) and, therefore, is recognized as an additional component of co-promotion expense ratably over the Transition Period.
Co-promote Termination Charges
     As discussed above under “Overview”, we entered into a termination and return of AVINZA rights agreement with Organon in January 2006. Co-promote termination charges represent the cost associated with the termination agreement totaling $132.9 million, and is comprised of a $37.75 million payment we agreed to make to Organon in October 2006 and the fair value of subsequent quarterly payments, estimated at approximately $95.2 million as of January 1, 2006, that we will make to Organon based on net product sales of AVINZA, through November 2017. The co-promote termination liability as of March 31, 2006 also includes approximately $3.3 million of accretion expense to reflect the net present value of the liability as of that date which is included in interest expense.
Liquidity and Capital Resources
     We have financed our operations through private and public offerings of our equity securities, collaborative research and development and other revenues, issuance of convertible notes, product sales, capital and operating lease transactions, accounts receivable factoring and equipment financing arrangements, and investment income.
     Working capital was a deficit of $143.7 million at March 31, 2006 compared to a deficit of $102.2 million at December 31, 2005. Cash, cash equivalents, short-term investments and restricted investments totaled $69.5 million at March 31, 2006 compared to $88.8 million at December 31, 2005. We primarily invest our cash in United States government and investment grade corporate debt securities. Restricted investments consist of certificates of deposit held with a financial institution as collateral under equipment financing and third-party service provider arrangements.

Operating Activities
     Operating activities used cash of $20.0 million for the three months ended March 31, 2006 compared to $2.6 million for the same 2005 period. The higher use of cash for the 2006 period reflects the changes in operating assets and liabilities, primarily due to decreases in accounts payable and accrued liabilities of $14.9 million and deferred revenues net of $6.6 million, partially offset by decreases in inventories, net of $1.5 million and accounts receivable, net of $0.9 million. As further discussed below, the reconciliation of net loss to net cash used in operating activities for the three months ended March 31, 2006 compared to the prior year period also reflects the accrual of the AVINZA co-promote termination liability due Organon of $136.2 million in connection with the termination and return of rights agreement entered into in January 2006. For the same 2005 period, use of operating cash was impacted by the changes in operating assets and liabilities primarily due to decreases in accounts receivables, net of $12.5 million partially offset by an increase in inventories, net of $1.1 million and a decrease in accounts payable and accrued liabilities of $1.0 million.
     In connection with the termination of the co-promotion agreement, we will pay Organon $37.75 million on or before October 15, 2006 and $10.0 million on or before January 15, 2007, provided that Organon has made its minimum required level of sales calls. Additionally, we agreed to pay Organon 23% of AVINZA net sales for co-promotion activities through September 30, 2006 (the Transition Period), and 6.5% of AVINZA net sales through December 31, 2012 and thereafter, 6.0% of AVINZA net sales through November 2017 (patent expiration).
Investing Activities
     Investing activities provided cash of $3.0 million for the three months ended March 31, 2006 compared to the use of cash of $39.6 million for the same 2005 period. Cash provided for the three months ended March 31, 2006 primarily reflects proceeds of $3.2 million for the sales of short-term investments net of purchases of short-term investments. The use of cash for the three months ended March 31, 2005 reflects a $20.0 payment for the buy-down of ONTAK royalty payments in connection with the amended royalty agreement entered into in November 2004 between the Company and Lilly, $18.5 million of net purchases of short-term investments, and a $0.6 million capitalized payment to The Salk Institute for the exercise of an option to buy out royalty payments due on future sales of lasofoxifene for a second indication.
Financing Activities
     Financing activities provided cash of $0.04 million for the three months ended March 31, 2006 compared to $0.8 million for the same 2005 period. Cash provided by financing activities for the three months ended March 31, 2006 includes proceeds from the exercise of employee stock options of $0.5 million and net payments under equipment financing arrangements of $0.3 million. Cash provided by financing activities for the three months ended March 31, 2005 includes proceeds from the exercise of employee stock options and purchases under the Company’s employee stock purchase plan and net proceeds from equipment financing arrangements of $0.8 million and $0.2 million, respectively.
     Certain of our property and equipment is pledged as collateral under various equipment financing arrangements. As of March 31, 2006, $5.5 million was outstanding under such arrangements with $2.3 million classified as current. Our equipment financing arrangements have terms of three to four years with interest ranging from 4.73% to 9.64%.
     We believe our available cash, cash equivalents, short-term investments and existing sources of funding will be sufficient to satisfy our anticipated operating and capital requirements through at least the next 12 months. Our future operating and capital requirements will depend on many factors, including: the effectiveness of our commercial activities during the transition period of our AVINZA co-promotion agreement with Organon, which will conclude on September 30, 2006, the pace of scientific progress in our research and development programs; the magnitude of these programs; the scope and results of preclinical testing and clinical trials; the time and costs involved in obtaining regulatory approvals; the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims; competing technological and market developments; the efforts of our collaborators; and the cost of production. We will also consider additional equipment financing arrangements similar to arrangements currently in place.

Leases and Off-Balance Sheet Arrangements
     We lease certain of our office and research facilities under operating lease arrangements with varying terms through July 2015. The agreements provide for increases in annual rents based on changes in the Consumer Price Index or fixed percentage increases ranging from 3% to 7%.
     As of March 31, 2006, we are not involved in any off-balance sheet arrangements.
Contractual Obligations
     As of March 31, 2006, future minimum payments due under our contractual obligations are as follows (in thousands):

	Payments Due by Period
		Less than 1
	Total	year	1-3 years	3-5 years	After 5 years
Capital lease obligations (1)	$6,186	$2,663	$3,310	$213	$—
Operating lease obligations	20,207	2,889	3,804	3,833	9,681
Loan payable to bank (2)	13,702	1,191	12,511	—	—
6% Convertible Subordinated Notes (3)	141,979	7,749	134,230	—	—
Organon termination liability(4)(5)	276,069	43,252	27,039	37,600	168,178
Other liabilities (6)	617	104	211	211	91
Retention bonus obligation	2,430	2,430	—	—	—
Distribution service agreements	2,882	2,882	—	—	—
Consulting agreements	1,597	1,597	—	—	—
Manufacturing agreements	9,235	9,235	—	—	—

Total contractual obligations	$474,904	$73,992	$181,105	$41,857	$177,950

(1) Includes interest payments as follows	$636	$366	$264	$6	$—
(2) Includes interest payments as follows	1,950	841	1,109	—	—
(3) Includes interest payments as follows	12,829	7,749	5,080	—	—
(4) Includes accretion of interest as follows	139,827	719	7,331	16,569	115,208
(5) Includes $37,750 payment due Organon on or before October 15, 2006.
(6) Includes a liability under a royalty financing agreement.
     As of March 31, 2006, we have net open purchase orders (defined as total open purchase orders at quarter end less any accruals or invoices charged to or amounts paid against such purchase orders) totaling approximately $18.2 million. In the next 12 months, we also plan to spend approximately $3.2 million on capital expenditures.
     In January 2006, we signed an agreement with Organon that terminated the AVINZA co-promotion agreement between the two companies and returned AVINZA co-promotion rights to Ligand. In connection with this agreement, we will pay Organon $37.75 million on or before October 15, 2006 and $10.0 million on or before January 15, 2007, provided that Organon has made its minimum required level of sales calls. After termination, we will make quarterly royalty payments to Organon equal to 6.5% of AVINZA net sales through December 31, 2012 and thereafter 6.0% through patent expiration, currently anticipated to be November 2017.
     As of March 1, 2006, we entered into letter agreements with approximately 67 of our key employees, including a number of our executive officers. These letter agreements provide for certain retention or stay bonus payments to be paid in cash under specified circumstances as an additional incentive to remain employed in good standing with the Company. The Compensation Committee of the Board of Directors has approved the Company’s entry into these Agreements. The retention or stay bonus payments generally vest at the end of 2006 and total payments to employees of approximately $2.7 million would be made in January 2007 if all participants qualify for the payments. In accordance with the Statement of Financial Accounting Standard (SFAS) 146, Accounting for Costs Associated

with Exit or Disposal Activities, the cost of the plan is ratably accrued over the term of the agreements, which is approximately 10 months. For the three months ended March 31, 2006, the Company recognized approximately $0.3 million of expense under the plan. As an additional retention incentive, certain employees were also granted stock options totaling approximately 122,000 shares at an exercise price of $11.90 per share.
     In May 2006, Ligand and Cardinal Health PTS, LLC (“Cardinal”) entered into the First Amendment to the Manufacturing and Packaging Agreement for the manufacturing of AVINZA. The amendment principally adjusted certain contract dates, near-term minimum commitments and contract prices. Under the terms of the amended agreement, we committed to minimum annual purchases ranging from $0.8 million to $1.2 million for 2006; $2.2 million to $3.3 million for 2007; and $2.4 million to $3.6 million for 2008 through 2010.
Critical Accounting Policies
     Certain of our accounting policies require the application of management judgment in making estimates and assumptions that affect the amounts reported in the consolidated financial statements and disclosures made in the accompanying notes. Those estimates and assumptions are based on historical experience and various other factors deemed to be applicable and reasonable under the circumstances. The use of judgment in determining such estimates and assumptions is by nature, subject to a degree of uncertainty. Accordingly, actual results could differ from the estimates made. Management believes that the only material changes during the quarter ended March 31, 2006 to the critical accounting policies reported in the Management’s Discussion and Analysis section of our 2005 Annual Report are related to 1) our accounting for the termination and return of the AVINZA co-promotion rights entered into with Organon in January 2006 and 2) our accounting for stock-based compensation.
Co-Promote Termination Accounting
     As part of the agreement, we will unconditionally pay Organon $37.75 million on or before October 15, 2006, and after the termination, we will make quarterly payments to Organon equal to 6.5% of AVINZA net sales through December 31, 2012 and thereafter 6% through patent expiration, currently anticipated to be November of 2017. The unconditional payment of $37.75 million to Organon and the estimated fair value of the amounts to be paid to Organon after the termination ($98.5 million as of March 31, 2006), based on the net sales of the product (currently anticipated to be paid quarterly through November 2017) were recognized as liabilities and expensed as costs of the termination as of the effective date of the agreement, January 2006.
     Although the quarterly payments to Organon will be based on net reported AVINZA product sales, such payments will not result in current period expense in the period upon which the payment is based, but instead will be charged against the co-promote termination liability. Any changes to our estimates of future net AVINZA product sales, however, will result in a change to the liability which will be recognized as an increase or decrease to earnings in the period such changes are identified. Additionally, we recognize the accretion of interest expense each period to reflect the current net present value of the termination liability. On a quarterly basis, management reviews the carrying value of the co-promote termination liability. Due to assumptions and judgments inherent in determining the estimates of future net AVINZA sales through November 2017, the actual amount of net AVINZA sales used to determine the current fair value of our co-promote termination liability, may be materially different from our current estimates. In addition, because of the inherent difficulties of predicting possible changes to the estimates and assumptions used to determine the estimate of future AVINZA product sales, we are unable to quantify an estimate of the reasonably likely effect of any such changes on our results of operations or financial position.
Stock-Based Compensation
     Effective January 1, 2006, our accounting policy related to stock option accounting changed upon our adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment.” SFAS 123(R) requires us to expense the fair value of employee stock options and other forms of stock-based compensation. Under the fair value recognition provisions of SFAS 123(R), stock-based compensation cost is estimated at the grant date based on the value of the award and is recognized as expense ratably over the service period of the award. Determining the appropriate fair value model and calculating the fair value of stock-based awards requires judgment, including estimating stock price volatility, the risk-free interest rate, forfeiture rates and the expected life of the equity instrument. Expected volatility utilized in the model is based on the historical volatility of the Company’s stock price and other factors. The risk-free interest rate is derived from the U.S. Treasury yield in effect at the time of the grant. The model incorporates forfeiture assumptions based on an analysis of historical data. The expected life of the 2006 grants is derived in accordance with the safe harbor expected term assumptions under Staff Accounting Bulletin No. 107. For the three-months ended March 31, 2006, we recorded $0.6 million of stock-based compensation for awards granted to employees and non-employee directors.
     Prior to January 1, 2006, we accounted for options granted to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations and followed the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation.” Therefore, prior to the first quarter of 2006, we did not record any compensation cost related to stock-based awards, as all options granted prior to 2006 had an exercise price equal to the market value of the underlying common stock on the date of grant. Periods prior to our first quarter of 2006 were not restated to reflect the fair value method of expensing stock options. The impact of expensing stock awards on our earnings may be significant and is further described in Note 1 to the notes to the unaudited condensed consolidated financial statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     At March 31, 2006, our investment portfolio included fixed-income securities of $16.8 million. These securities are subject to interest rate risk and will decline in value if interest rates increase. However, due to the short duration of our investment portfolio, an immediate 10% change in interest rates would have no material impact on our financial condition, results of operations or cash flows. At March 31, 2006, we also have certain equipment financing arrangements with variable rates of interest. Due to the relative insignificance of such arrangements, however, an immediate 10% change in interest rates would have no material impact on our financial condition, results of operations, or cash flows. Declines in interest rates over time will, however, reduce our interest income, while increases in interest rates over time will increase our interest expense.
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
     In connection with the preparation of the Form 10-Q for the period ended March 31, 2006, management, under the supervision of the CEO and CFO, conducted an evaluation of disclosure controls and procedures. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2006 due to the material weaknesses described in the Company’s management report on internal control over financial reporting included in Item 9A to its Annual Report on Form 10-K for the year ended December 31, 2005, as filed on March 31, 2006 and described below. As of March 31, 2006, the material weaknesses identified in the 2005 Form 10-K have not been fully remediated. Additionally, since the material weaknesses described below have not been fully remediated, the CEO and CFO conclude that the Company’s disclosure controls and procedures are not effective at a reasonable assurance level as of the end of the fiscal quarter and as of the filing date of the Form 10-Q.
     As of March 31, 2006, management identified the continued existence of the following material weaknesses, which were identified in our 2005 Annual Report, in connection with its assessment of the effectiveness of the Company’s internal control over financial reporting:
•	Revenue Recognition – The Company did not have effective controls and procedures to ensure that revenues were recognized in accordance with generally accepted accounting principles. As further discussed below, the Company has implemented new revenue recognition models and related internal controls to remediate this weakness. Such remediation efforts, however, were not fully implemented until the fourth quarter of 2005. While management believes the controls with respect to revenue recognition were appropriately designed and effective at March 31, 2006, the timing of the implementation of the remediation efforts and the Company’s program to test, assess, and conclude as to the effectiveness of such remediation efforts resulted in limitations on management’s ability to conclude that such controls were operating effectively for a reasonable period of time prior to March 31, 2006.

•	Record Keeping and Documentation - The Company did not have adequate record keeping and documentation supporting the decisions made and the accounting for complex transactions. As further discussed below, the Company has implemented new procedures and controls to remediate this weakness. Such remediation efforts, however, were not fully implemented until the fourth quarter of 2005. While management believes the controls with respect to record keeping and documentation were appropriately designed and effective at March 31, 2006, the timing of the implementation of the remediation efforts and the Company’s program to test, assess, and conclude as to the effectiveness of such remediation efforts resulted in limitations on management’s ability to conclude that such controls were operating effectively for a reasonable period of time prior to March 31, 2006.

•	Lack of Sufficient Qualified Accounting Personnel - The Company did not have adequate manpower in its accounting and finance department and lacked sufficient qualified accounting personnel to identify and resolve complex accounting issues in accordance with generally accepted accounting principles. As further discussed below, the Company has a plan in place to recruit and hire new accounting personnel. This has resulted in the hiring of a Director of Accounting and a Director of Internal Audit in the second quarter of 2006. The Company is still in the process of recruiting for a Manager of Revenue Recognition.

•	Financial Statement Close Procedures - The Company did not have adequate financial reporting and close procedures. As further discussed below, the Company has implemented new procedures and controls to remediate this weakness. Such remediation efforts, however, were not fully implemented until the fourth quarter of 2005. While management believes the controls with respect to the financial statement close procedures were appropriately designed and effective at March 31, 2006, the timing of the implementation of the remediation efforts and the Company’s program to test, assess, and conclude as to the effectiveness of such remediation efforts resulted in limitations on management’s ability to conclude that such controls were operating effectively for a reasonable period of time prior to March 31, 2006.

•	Internal Audit. The Company did not maintain an independent effective Internal Audit Department. This material weakness resulted from: 1) the Internal Audit Department was redirected during the second, third and fourth quarters of 2005 to assist with the restatement of the Company’s consolidated financial statements; and 2) the resignation of the Director of Internal Audit on December 2, 2005. As a result, the Company’s Internal Audit Department executed only a small portion of the activities contemplated to be performed pursuant to the 2005 internal audit plan. In late December 2005, the Company engaged a nationally recognized external consulting firm to perform the activities of the Internal Audit Department, including the Company’s compliance efforts with respect to Section 404 of the Sarbanes Oxley Act of 2002. Additionally, during the second quarter of 2006, the Company hired a replacement Director of Internal Audit who is expected to commence employment in the second quarter of 2006.

•	Spreadsheet Controls. In connection with the change in the Company’s revenue recognition for product sales from the sell-in method to the sell-through method, the use of spreadsheets has become a pervasive and integral part of the Company’s financial accounting, quarter-end close, and financial reporting processes. However, due to the time limitations on the testing of the spreadsheets relating to revenue recognition as well as the fact that the Company did not have documented policies and procedures regarding spreadsheets relating to financial processes other than revenue recognition, management determined that a material weakness continues to exist with respect to the spreadsheets utilized by the Company. Specifically, the Company continued to experience limitations on its ability to perform detail testing on the spreadsheets relating to revenue recognition during 2005 and the first quarter of 2006 since the quarterly controls over such spreadsheets were not fully implemented until the fourth quarter of 2005. Additionally, the Company did not have effective end user general controls over the access, change management and validation of spreadsheets used in its financial processes, other than revenue recognition, nor did the Company have formal policies and procedures in place relating to the use of spreadsheets. Accordingly, the Company determined, with respect to such spreadsheets, that there was no change management or access controls in place to prevent an unauthorized modification of the formulas within these spreadsheets and limited management review or approval to detect unauthorized changes or errors. Considering the significant reliance on spreadsheets in the current period the continuing deficiencies discussed above surrounding the use of spreadsheets have been assessed to be a material weakness as of March 31, 2006.

•	Segregation of Duties. Management has identified certain members of the Company’s accounting and finance department who have accounting system access rights that are incompatible with the current roles and duties of such individuals. This control deficiency was identified as of December 31, 2004. However, when considered in conjunction with the material weaknesses surrounding internal audit and monitoring controls discussed herein, this control deficiency was elevated to a material weakness as of December 31, 2005 and continued to exist as a material weakness as of March 31, 2006.

•	Monitoring Controls. As a result of the demands placed on the Company’s accounting and finance department with respect to the Company’s recent accounting restatement, management did not properly maintain the Company’s documentation of internal control over financial reporting during 2005 to reflect changes in internal control over financial reporting and as a result did not substantively commence the process to update such documentation and complete its assessment until December 2005. Further, the restatement process which occurred in 2005 resulted in the delayed performance of certain control procedures in the period-end close process. Accordingly, management determined that this control deficiency constituted a material weakness as of December 31, 2005 and continued to exist as a material weakness as of March 31, 2006.
b) Remediation Steps to Address Material Weaknesses
Revenue Recognition
•	During 2005, the Company’s finance and accounting department, with the assistance of outside expert consultants, developed accounting models to recognize sales of its domestic products, except Panretin, under the sell-through revenue recognition method in accordance with generally accepted accounting principles. In connection with the development of these models, the Company also implemented a number of new and enhanced controls and procedures to support the sell-through revenue recognition accounting models. These controls and procedures include approximately 35 revenue models used in connection with the sell-through revenue recognition method including related contra-revenue models and demand reconciliations to support and assess the reasonableness of the data and estimates, which includes information and estimates obtained from third-parties.

•	During the fourth quarter of 2005, the accounting and finance department completed the implementation of procedures surrounding the month-end close process to ensure that the information and estimates necessary for reporting product revenues under the sell-through method to facilitate a timely period-end close were available.

•	A training program for employees and consultants involved in the revenue recognition accounting was developed and took place during the fourth quarter of 2005. In 2006, additional training will be provided on a regular and periodic basis and updated as considered necessary.

•	The Company intends to hire an expert manager on revenue recognition who will be responsible for managing all aspects of the Company’s revenue recognition accounting, sell-through revenue recognition models and supporting controls and procedures. The Company expects that this position will be filled during the third quarter of 2006 or as soon as possible thereafter. However, until this position is filled, the Company continues to use outside expert consultants to fulfill this function.

•	The Company’s commercial operations department is additionally implementing a number of improvements that will further enhance the controls surrounding the recognition of product revenue. These include the development of an information operations system that will provide management with a greater amount of reliable, timely data including changes related to product movement, demand and inventory levels. The department is also adding additional personnel to review, analyze and report this information.

•	Certain of the remediation efforts described above relating to the new revenue recognition models and related controls were not implemented until the fourth quarter of 2005. While management believes that such controls were appropriately designed and effective at March 31, 2006, the timing of the remediation efforts precluded the Company’s ability to test, assess, and conclude as to the effectiveness of implementation of such remediated internal controls. This resulted in limitations on management’s ability to conclude that such controls were operating effectively for a reasonable period of time prior to March 31, 2006. Additionally, certain of the other remediation efforts (for example, the hiring of a Manager of Revenue Recognition) have not been completed.
Record Keeping and Documentation
•	The Company has implemented improved procedures for analyzing, reviewing, and documenting the support for significant and complex transactions. Documentation for all complex transactions is now maintained by the Corporate Controller.

•	The Company’s accounting and finance and legal departments developed a formal internal policy during the fourth quarter of 2005 entitled “Documentation of Accounting Decisions,” regarding the preparation and maintenance of contemporaneous documentation supporting accounting transactions and contractual interpretations. The formal policy provides for enhanced communication between the Company’s finance and legal personnel.

•	The remediation efforts described above were not implemented until the fourth quarter of 2005. While management believes the above controls were appropriately designed and implemented at March 31, 2006, the timing of the implementaiton of the remediation efforts precluded the Company’s ability to test, assess, and conclude as to the effectiveness of such remediated internal controls resulted in limitations on management’s ability to conclude that such controls were operating effectively for a reasonable period of time prior to March 31, 2006.
Lack of Sufficient Qualified Accounting Personnel
•	As discussed above, the Company’s Director of Internal Audit resigned effective December 2, 2005. In December 2005, the Company retained a nationally recognized external consulting firm to assist the Internal Audit Department and oversee the Company’s ongoing compliance effort under Section 404 of the Sarbanes Oxley Act of 2002 until a permanent replacement for the Company’s Director of Internal Audit is hired. During the second quarter of 2006, the Company hired a replacement Director of Internal Audit who is expected to commence employment in May 2006.

•	During 2005, the Company engaged expert accounting consultants to assist the Company’s accounting and finance department with a number of activities, including the management and implementation of controls surrounding the Company’s new sell-through revenue recognition models, the administration of existing controls and procedures, preparation of the Company’s SEC filings and the documentation of complex accounting transactions.

•	During the second quarter of 2006, the Company hired a Director of Accounting, who is a certified public accountant.

•	The Company expects to hire additional senior accounting personnel who are certified public accountants including, as discussed above, a Director of Internal Audit and a Manager of Revenue Recognition. The Manager of Revenue Recognition is targeted to be filled as soon as possible during the 2006 fiscal year. Until all such positions are filled, the Company will continue to use outside expert accounting consultants to fulfill such functions.

•	The Company continues to consider alternatives for organizational or responsibility changes which it believes may be necessary to attract additional senior accounting personnel who are certified public accountants or have recent public accounting experience.

•	Although the remediation activities identified above were initiated during 2005, the Company is still in the process of recruiting for the Manager of Revenue Recognition. Additionally, the Director of Accounting was not hired and in place until the beginning of the Company’s second quarter in 2006. Therefore, as of March 31, 2006, the Company continued to have a lack of sufficient qualified accounting personnel.
Financial Statement Close Procedures
•	The Company has designed and implemented process improvements concerning the Company’s financial reporting and close procedures. A training session for all finance department employees and consultants involved in the financial statement close process took place during the fourth quarter of 2005. Additionally, an ongoing periodic training update/program has been implemented to conduct training sessions on a regular quarterly basis to provide training to its finance and accounting personnel and to review procedures for timely and accurate preparation and management review of documentation and schedules to support the Company’s financial reporting and period-end close process. As discussed above, the additional management personnel to be hired by the finance department will also help ensure that all documentation necessary for the financial reporting and period-end close procedures is properly prepared and reviewed.

•	The remediation efforts described above were not implemented until the fourth quarter of 2005, which precluded management’s ability to test, assess, and conclude as to the effectiveness of such remediated internal controls for a reasonable period of time prior to March 31, 2006.
Internal Audit Plan
•	As discussed under the caption Lack of Sufficient Qualified Accounting Personnel above, the Company hired a Director of Internal Audit, who is expected to commence employment in the second quarter of 2006. Until the Director of Internal Audit has commenced employment, the Company has engaged a nationally recognized external consulting firm to perform the functions of the Internal Audit Department.
Spreadsheet Controls
•	Revenue Spreadsheets Controls. The Company has implemented new revenue recognition models and related internal controls to remediate this weakness. Such remediation efforts, however, were not fully implemented until the fourth quarter of 2005. While management believes the controls with respect to revenue recognition were appropriately designed and effective at March 31, 2006, the timing of the implementation of the remediation efforts and the Company’s program to test, assess, and conclude as to the effectiveness of such remediation efforts resulted in limitations on management’s ability to conclude that such controls were operating effectively for a reasonable period of time prior to March 31, 2006.

•	Non-Revenue Spreadsheet Controls. Commencing in the first quarter of 2006 and continuing thereafter, management identified and categorized significant spreadsheets using qualitative measures of financial risk and complexity. Once inventoried, the spreadsheets were subject to standardized control activity testing, ensuring that any deficiencies in such spreadsheets relating to security, change management, input validation, documentation, and segregation of duties were addressed. Detail testing was then performed with respect to significant spreadsheets to ensure the accuracy of formulas and internal and external references within the spreadsheets. Management is in the process of implementing policies and procedures relating to spreadsheet management which are designed to ensure that adequate control activities exist surrounding significant spreadsheets. These policies and procedures, which will include controls relating to data integrity, version control, and restricted access to such spreadsheets, are expected to be implemented in the third quarter of 2006.
Segregation of Duties
•	In the first quarter of 2006, management identified those members of the Company’s accounting and finance department who had accounting system access rights that were incompatible with the current roles and duties of such individuals and subsequently terminated the access rights for those individuals. On a quarterly basis, commencing with the first quarter of 2006, management will monitor the accounting system access rights of those employees with access to the accounting software systems to identify any grants of incompatible user access rights or any user access rights resulting from subsequent changes or modifications to the Company’s internal control structure.

Monitoring Controls
•	As discussed under the caption Internal Audit Plan above, the Company hired a Director of Internal Audit, who is expected to commence employment in the second quarter of 2006. Additionally, and until the Director of Internal Audit has commenced employment, the Company has engaged a nationally recognized external consulting firm to implement and execute the 2006 Internal Audit Plan starting in the second quarter of 2006. As part of the 2006 Internal Audit Plan, these consultants are responsible for assisting management with updating and maintaining the Company’s documentation of internal control over financial reporting. The consultants will also assist with the testing of such internal controls and in monitoring the progress of any ongoing and newly identified remediation efforts to help ensure the timely completion of the Company’s 2006 monitoring program.
Independent Registered Public Accountants
BDO Seidman LLP, our independent registered public accountants, have not performed any procedures to review our remediation efforts.
c) Changes in Internal Control Over Financial Reporting
     Except for the changes in connection with the remediation efforts performed in regard to the material weaknesses described above, there were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     The Company’s subsidiary, Seragen, Inc. and Ligand, were named parties to Sergio M. Oliver, et al. v. Boston University, et al., a putative shareholder class action filed on December 17, 1998 in the Court of Chancery in the State of Delaware in and for New Castle County, C.A. No. 16570NC, by Sergio M. Oliver and others against Boston University and others, including Seragen, its subsidiary Seragen Technology, Inc. and former officers and directors of Seragen. The complaint, as amended, alleged that Ligand aided and abetted purported breaches of fiduciary duty by the Seragen related defendants in connection with the acquisition of Seragen by Ligand and made certain misrepresentations in related proxy materials and seeks compensatory and punitive damages of an unspecified amount. On July 25, 2000, the Delaware Chancery Court granted in part and denied in part defendants’ motions to dismiss. Seragen, Ligand, Seragen Technology, Inc. and the Company’s acquisition subsidiary, Knight Acquisition Corporation, were dismissed from the action. Claims of breach of fiduciary duty remain against the remaining defendants, including the former officers and directors of Seragen. The court certified a class consisting of shareholders as of the date of the acquisition and on the date of the proxy sent to ratify an earlier business unit sale by Seragen. On January 20, 2005, the Delaware Chancery Court granted in part and denied in part the defendants’ motion for summary judgment. Prior to trial, several of the Seragen director-defendants reached a settlement with the plaintiffs. The trial in this action then went forward as to the remaining defendants and concluded on February 18, 2005. On April 14, 2006, the court issued a memorandum opinion finding for the plaintiffs and against Boston University and individual directors affiliated with Boston University on certain claims. The opinion awards damages on these claims in the amount of approximately $4.8 million plus interest. Judgment, however, has not been entered and the matter is subject to appeal. While Ligand and its subsidiary Seragen have been dismissed from the action, such dismissal is also subject to appeal and Ligand and Seragen may have possible indemnification obligations with respect to certain defendants. As of March 31, 2006, the Company has not accrued an indemnification obligation based on its assessment that the Company’s responsibility for any such obligation is not probable or estimable.
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
     Beginning on or about August 13, 2004, several derivative actions were filed on behalf of the Company by individual stockholders in the Superior Court of California. The complaints name the Company’s directors and certain of its officers as defendants and name the Company as a nominal defendant. The complaints are based on the same facts and circumstances as the purported class actions discussed in the previous paragraph and generally allege breach of fiduciary duties, abuse of control, waste and mismanagement, insider trading and unjust enrichment. These actions are in discovery. The court has set a trial date of November 17, 2006.
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

ITEM 1A. RISK FACTORS
     The following is a summary description of some of the many risks we face in our business including, any risk factors as to which there may have been a material change from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2005. You should carefully review these risks in evaluating our business, including the businesses of our subsidiaries. You should also consider the other information described in this report.
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
     We determined that our consolidated financial statements for the years ended December 31, 2002 and 2003, and as of and for the quarters of 2003, and for the first three quarters of 2004, as described in more detail in our 2004 10-K, should be restated. As a result of these events, we have become subject to a number of additional risks and uncertainties, including:
•	We incurred substantial unanticipated costs for accounting and legal fees in 2005 in connection with the restatement. Although the restatement is complete, we expect to continue to incur unanticipated accounting and legal costs as noted below.
•	We have been named in a number of lawsuits that began in August 2004 and an additional lawsuit filed in October 2005 claiming to be class actions and shareholder derivative actions. As a result of our restatement the plaintiffs in these lawsuits may make additional claims, expand existing claims and/or expand the time periods covered by the complaints. Other plaintiffs may bring additional actions with other claims, based on the restatement. If such events occur, we may incur additional substantial defense costs regardless of their outcome. Likewise, such events might cause a diversion of our management’s time and attention. If we do not prevail in any such actions, we could be required to pay substantial damages or settlement costs.
•	The Securities and Exchange Commission (SEC) has instituted a formal investigation of the Company’s consolidated financial statements. This investigation will likely divert more of our management’s time and attention and cause us to incur substantial costs. Such investigations can also lead to fines or injunctions or orders with respect to future activities, as well as further substantial costs and diversion of management time and attention.
•	The need to reconsider our accounting treatment and the restatement of our consolidated financial statements caused us to be late in filing our required reports on Form 10-K for December 31, 2004 and Forms 10-Q for the quarters ended March 31, 2005 and June 30, 2005, respectively, which caused us to be delisted from NASDAQ National Market in September 2005. See “Our common stock was delisted from the NASDAQ National Market which may reduce the price of our common stock and the levels of liquidity available to our stockholders and cause confusion among investors” for additional discussion regarding the NASDAQ delisting.
Material weaknesses or deficiencies in our internal control over financial reporting could harm stockholder and business confidence on our financial reporting, our ability to obtain financing and other aspects of our business.
     Maintaining an effective system of internal control over financial reporting is necessary for us to provide reliable financial reports. As disclosed in the Company’s 2005 Annual Report on Form 10-K, management’s assessment of the Company’s internal control over financial reporting identified material weaknesses in the Company’s internal controls surrounding (i) the accounting for revenue recognition; (ii) record keeping and documentation; (iii) accounting personnel; (iv) financial statement close procedures; (v) the inability of the Company to maintain an effective independent Internal Audit Department; (vi) the existence of ineffective spreadsheet controls used in connection with the Company’s financial processes, including review, testing, access and integrity controls; (vii) the existence of accounting system access rights granted to certain members of the Company’s accounting and finance department that are incompatible with the current roles and duties of such individuals (i.e., segregation of duties); and (viii) the inability of management to properly maintain the Company’s documentation of the internal control over financial reporting during 2005 or to substantively commence the process to update such documentation and assessment until December 2005. We have not fully remediated these material weaknesses and as a result, management continues to conclude that we did not maintain effective internal control over financial reporting as of March 31, 2006.
     Because we have concluded that our internal control over financial reporting is not effective as of March 31, 2006 and our independent registered public accountants issued a disclaimer opinion on the effectiveness of our internal controls as of December 31, 2005 due to our inability to make a timely assessment of the effectiveness of our internal controls, and to the extent we identify future weaknesses or deficiencies, there could be material misstatements in our consolidated financial statements and we could fail to meet our financial reporting obligations. As a result, our ability to obtain additional financing, or obtain additional financing on favorable terms, could be materially and adversely affected, which, in turn, could materially and adversely affect our business, our strategic alternatives, our financial condition and the market value of our securities. In addition, perceptions of us could also be adversely affected among customers, lenders, investors, securities analysts and others. Current material weaknesses or any future weaknesses or deficiencies could also hurt confidence in our business and consolidated financial statements and our ability to do business with these groups.
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

Changes in the estimated liability recognized under the termination and return of rights transaction with Organon could be material in future periods and potentially result in adjustments to our consolidated statements of operations that are inconsistent with the underlying trend in AVINZA product sales.
     As previously disclosed, on January 17, 2006, we signed an agreement with Organon that terminated the AVINZA co-promotion agreement between the two companies and returned AVINZA rights to Ligand. However, the parties have agreed to continue to cooperate during a transition period ending September 30, 2006 (the “Transition Period”) to promote the product.
     In consideration of the early termination and return of rights under the terms of the agreement, Ligand will unconditionally pay Organon $37.75 million on or before October 15, 2006. We will further pay Organon $10.0 million on or before January 15, 2007, provided that Organon has made its minimum required level of sales calls. In addition, after the termination, we will make quarterly payments to Organon equal to 6.5% of AVINZA net sales through December 31, 2012 and thereafter 6% through patent expiration, currently anticipated to be November of 2017.
     The unconditional payment of $37.75 million to Organon and the estimated fair value of the amounts to be paid to Organon after the termination ($98.5 million as of March 31, 2006), based on the net sales of the product (currently anticipated to be paid quarterly through November 2017) were recognized as liabilities and expensed as costs of the termination as of the effective date of the agreement, January 2006. Additionally, the conditional payment of $10.0 million, which represents the approximation of the fair value of that service element of the agreement, is being recognized ratably as additional co-promotion expense over the Transition Period.
     Although the quarterly payments to Organon will be based on net reported AVINZA product sales, such payments will not result in current period expense in the period upon which the payment is based, but instead will be charged against the co-promote termination liability. The accretion to the current net present value for each reporting period will, however, be recognized as interest expense for that period at a rate of 15%, the discount rate used to initially value this component of the termination liability. Additionally, any changes to our estimates of future net AVINZA product sales will be recognized as an increase or decrease to earnings in the period such changes are identified. Any such changes could be material and potentially result in adjustments to our consolidated statements of operations that are inconsistent with the underlying trend in AVINZA product sales.
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
     We were founded in 1987. We have incurred significant losses since our inception. At March 31, 2006, our accumulated deficit was approximately $973.3 million. We began receiving revenues from the sale of pharmaceutical products in 1999. To consistently be profitable, we must successfully develop, clinically test, market and sell our products. Even if we consistently achieve profitability, we cannot predict the level of that profitability or whether we will be able to sustain profitability. We expect that our operating results will fluctuate from period to period as a result of differences in when we incur expenses and receive revenues from product sales, collaborative arrangements and other sources. Some of these fluctuations may be significant.
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
     Developing the sales force to market and sell products is a difficult, expensive and time-consuming process. We have developed a US sales force of approximately 113 people as of March 31, 2006. We also rely on third-party distributors to distribute our products. The distributors are responsible for providing many marketing support services, including customer service, order entry, shipping and billing and customer reimbursement assistance. In Europe, we currently rely on other companies to distribute and market our products. We have entered into agreements for the marketing and distribution of our products in territories such as the United Kingdom, Germany, France, Spain, Portugal, Greece, Italy and Central and South America and have established a subsidiary, Ligand Pharmaceuticals International, Inc., with a branch in London, England, to coordinate our European marketing and operations. Our reliance on these third parties means our results may suffer if any of them are unsuccessful or fail to perform as expected. We may not be able to continue to expand our sales and marketing capabilities sufficiently to successfully commercialize our products in the territories where they receive marketing approval. With respect to our co-promotion or licensing arrangements, for example our co-promotion agreement for AVINZA, which is currently in transition, any revenues we receive will depend substantially on the marketing and sales efforts of others, which may or may not be successful.
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
     We have incurred losses since our inception and may not generate positive cash flow to fund our operations for one or more years. As a result, we may need to complete additional equity or debt financings to fund our operations. Our inability to obtain additional financing could adversely affect our business. Financings may not be available at all or on favorable terms. In addition, these financings, if completed, still may not meet our capital needs and could result in substantial dilution to our stockholders. For instance, in April 2002 and September 2003 we issued an aggregate of 7.7 million shares of our common stock in private placement offerings. In addition, in November 2002 we issued in a private placement $155.3 million in aggregate principal amount of our 6% convertible subordinated notes due 2007, which could be converted into 25,149,025 shares of our common stock. During the three months ended March 31, 2006, holders of notes with a face value of $26.1 million (approximately 17% of total outstanding notes) converted their notes into approximately 4.2 million shares of our common stock.
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
     Before we obtain the approvals necessary to sell any of our potential products, we must show through preclinical studies and human testing that each product is safe and effective. We and our partners have a number of products moving toward or currently in clinical trials, including lasofoxifene for which Pfizer announced receipt of non-

approval letters from the FDA, and two products in Phase III trials by one of our partners involving bazedoxifene. Failure to show any product’s safety and effectiveness would delay or prevent regulatory approval of the product and could adversely affect our business. The clinical trials process is complex and uncertain. The results of preclinical studies and initial clinical trials may not necessarily predict the results from later large-scale clinical trials. In addition, clinical trials may not demonstrate a product’s safety and effectiveness to the satisfaction of the regulatory authorities. A number of companies have suffered significant setbacks in advanced clinical trials or in seeking regulatory approvals, despite promising results in earlier trials. The FDA may also require additional clinical trials after regulatory approvals are received, which could be expensive and time-consuming, and failure to successfully conduct those trials could jeopardize continued commercialization.
     In particular, we announced top-line data, or a summary of significant findings from our Phase III trials for Targretin capsules in NSCLC in late March of 2005. The data analysis showed that the trials did not meet their endpoints of improved overall survival and projected two-year survival. However, in both trials, additional subset analyses completed after the initial intent to treat results indicated that a subset (36%) of Targretin treated patients that developed high triglycerideimia showed a significantly improved overall survival. We have been evaluating data from current and prior Phase II studies to see if they show a similar correlation between hypertriglyceridemia and increased survival. The data will further shape our future plans for Targretin. If further studies are justified they will be conducted on our own or with a partner or cooperative group. These analyses may not be favorable and may not be completed or demonstrate any hypothesis or endpoint. If these analyses or subsequent data fails to show safety or effectiveness, our stock price could be harmed. In addition, subsequent data may be inconclusive or mixed and could be delayed. The FDA may not approve Targretin for this new indication, or may delay approval, even if the data appears to be favorable. Any of these events could depress our stock price.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     On January 31, 2006, an aggregate of approximately 881 shares of our common stock were issued to former employees of the Company in connection with certain option exercises under the Company’s 2002 stock option plan. We received approximately $5,700 from the option exercises. The issuance of shares of Company common stock to such individuals was exempt under Section 4(2) and Regulation D of the Securities Act. The resale of these shares has been subsequently registered on a post-effective amendment No. 1 to Form S-1 filed on April 12, 2006 and declared effective on April 25, 2006.
     During the three months ended March 31, 2006, convertible notes with a face value of $26.1 million were converted into approximately 4.2 million shares of common stock. Each of the recipients that was issued shares upon conversion of the convertible notes was an institutional investor which had previously held the Company’s convertible notes. The issuance of shares of Company common stock to such investors was exempt under Section 3(a)(9) or alternatively under Section 4(2) and Regulation D of the Securities Act.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     We held an Annual Meeting of Stockholders on January 31, 2006. The following elections and proposals were approved at the Annual Meeting:

	Votes	Votes	Votes	Votes	Broker
	For	Against	Withheld	Abstaining	Non Votes
1. Election of a Board of Directors. The total number of votes cast for, or withheld for each nominee was as follows:

Henry R. Blissenbach	62,038,305	—	8,643,702	—	—
Alexander D. Cross	61,992,442	—	8,689,565	—	—
John Groom	68,092,327	—	2,589,680	—	—
Irving S. Johnson	68,103,326	—	2,578,771	—	—
John W. Kozarich	69,766,600	—	915,407	—	—
Daniel S. Loeb	70,267,468	—	414,539	—	—
Carl C. Peck	69,699,975	—	982,032	—	—
Jeffrey R. Perry	70,252,035	—	429,972	—	—
Brigette Roberts	70,231,204	—	450,803	—	—
David E. Robinson	69,578,436	—	1,103,571	—	—
Michael A. Rocca	62,096,599	—	8,585,408	—	—

2. Amendment of the 2002 Stock Incentive Plan to increase the authorized number of shares of common stock available for issuance under such plan from 8,325,529 to 9,075,529	46,364,017	8,794,138	—	105,355	15,418,497

3. Ratification of the appointment of BDO Seidman LLP as the independent auditors for the fiscal year ending December 31, 2005.	70,444,488	138,033	—	99,486	—

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1 (1)	Amended and Restated Certificate of Incorporation of the Company. (Filed as Exhibit 3.2).

3.2 (1)	Bylaws of the Company, as amended. (Filed as Exhibit 3.3).

3.3 (2)	Amended Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Company.

3.5 (3)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company dated June 14, 2000.

3.6 (4)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company dated September 30, 2004.

3.7 (5)	Amendment to the Bylaws dated November 13, 2005 (Filed as Exhibit 3.1).

4.1 (6)	Specimen stock certificate for shares of Common Stock of the Company.

4.2 (7)	Preferred Shares Rights Agreement, dated as of September 13, 1996, by and between the Company and Wells Fargo Bank, N.A. (Filed as Exhibit 10.1).

4.3 (8)	Amendment to Preferred Shares Rights Agreement, dated as of November 9, 1998, between the Company and ChaseMellon Shareholder Services, L.L.C., as Rights Agent. (Filed as Exhibit 99.1).

4.4 (9)	Second Amendment to the Preferred Shares Rights Agreement, dated as of December 23, 1998, between the Company and ChaseMellon Shareholder Services, L.L.C., as Rights Agent (Filed as Exhibit 1).

4.7 (10)	Fourth Amendment to the Preferred Shares Rights Agreement and Certification of Compliance with Section 27 Thereof, dated as of October 3, 2002, between the Company and Mellon Investor Services LLC, as Rights Agent.

4.9 (11)	Indenture dated November 26, 2002, between Ligand Pharmaceuticals Incorporated and J.P. Morgan Trust Company, National Association, as trustee, with respect to the 6% convertible subordinated notes due 2007. (Filed as Exhibit 4.3).

4.10 (11)	Form of 6% Convertible Subordinated Note due 2007. (Filed as Exhibit 4.4).

4.11 (11)	Pledge Agreement dated November 26, 2002, between Ligand Pharmaceuticals Incorporated and J.P. Morgan Trust Company, National Association. (Filed as Exhibit 4.5).

4.12 (11)	Control Agreement dated November 26, 2002, among Ligand Pharmaceuticals Incorporated, J.P. Morgan Trust Company, National Association and JP Morgan Chase Bank. (Filed as Exhibit 4.6).

4.13 (12)	Amended and Restated Preferred Shares Rights Agreement dated as of March 30, 2004, which includes as Exhibit A the Form of Rights Certificate and as Exhibit B the Summary of Rights.

10.267	2002 Stock Incentive Plan (as amended and restated through March 9, 2006.)

10.292 (13)	Form of Letter Agreement between the Company and certain officers dated March 1, 2006.

31.1	Certification by Principal Executive Officer, Pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer, Pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Registration Statement on Form S-4 (No. 333-58823) filed on July 9, 1998.

(2)	This exhibit was previously filed as part of and is hereby incorporated by reference to same numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 1999.

(3)	This exhibit was previously filed as part of, and are hereby incorporated by reference to the same numbered exhibit filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

(4)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004.

(5)	This exhibit was previously filed as part of, and is being incorporated by reference to the number exhibit filed with the Company’s current report on Form 8-K filed on November 14, 2005.

(6)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Registration Statement on Form S-1 (No. 33-47257) filed on April 16, 1992 as amended.

(7)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Registration Statement on Form S-3 (No. 333-12603) filed on September 25, 1996, as amended.

(8)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Registration Statement on Form 8-A/A Amendment No. 1 (No. 0-20720) filed on November 10, 1998.

(9)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Registration Statement on Form 8-A/A Amendment No. 2 (No. 0-20720) filed on December 24, 1998.

(10)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2002.

(11)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Registration Statement on Form S-3 (No. 333-102483) filed on January 13, 2003, as amended.

(12)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Form 8-A 12G/A, filed on April 6, 2004.

(13)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the number exhibit filed with the Company’s current report on Form 8-K filed on March 7, 2006.

LIGAND PHARMACEUTICALS INCORPORATED
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2006	By:	/s/ Paul V. Maier

Paul V. Maier
Senior Vice President, Chief Financial Officer