Form 10-Q
period 2006-06-30
LIGAND PHARMACEUTICALS INC
filed 2006-08-09
CIK 886163

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Mark One

☑	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2006
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of July 31, 2006, the registrant had 78,740,945 shares of common stock outstanding.

LIGAND PHARMACEUTICALS INCORPORATED
QUARTERLY REPORT
FORM 10-Q

*	No information provided due to inapplicability of item.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
LIGAND PHARMACEUTICALS INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share data)

	June 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$41,615	$66,756
Short-term investments	19,168	20,174
Accounts receivable, net	18,667	20,954
Current portion of inventories, net	8,467	9,333
Other current assets	25,986	15,750

Total current assets	113,903	132,967
Restricted investments	1,826	1,826
Long-term portion of inventories, net	5,211	5,869
Property and equipment, net	21,561	22,483
Acquired technology, product rights and royalty buy-down, net	139,766	146,770
Other assets	3,665	4,704

Total assets	$285,932	$314,619

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$19,460	$15,360
Accrued liabilities	58,302	59,587
Current portion of deferred revenue, net	143,102	157,519
Current portion of co-promote termination liability	45,046	—
Current portion of equipment financing obligations	2,146	2,401
Current portion of long-term debt	356	344

Total current liabilities	268,412	235,211
Long-term debt	139,463	166,745
Long-term portion of co-promote termination liability	94,261	—
Long-term portion of equipment financing obligations	2,851	3,430
Long-term portion of deferred revenue, net	4,100	4,202
Other long-term liabilities	3,002	3,105

Total liabilities	512,089	412,693

Commitments and contingencies
Common stock subject to conditional redemption; 997,568 shares issued and outstanding at June 30, 2006 and December 31, 2005	12,345	12,345

Stockholders’ deficit:
Convertible preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 77,730,044 and 73,136,340 shares issued at June 30, 2006 and December 31, 2005, respectively	78	73
Additional paid-in capital	751,547	720,988
Accumulated other comprehensive income	30	490
Accumulated deficit	(989,246)	(831,059)

	(237,591)	(109,508)
Treasury stock, at cost; 73,842 shares	(911)	(911)

Total stockholders’ deficit	(238,502)	(110,419)

	$285,932	$314,619

See accompanying notes.

LIGAND PHARMACEUTICALS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues:
Product sales	$47,327	$41,735	$95,311	$76,780
Collaborative research and development and other revenues	1,120	4,064	4,092	6,004

Total revenues	48,447	45,799	99,403	82,784

Operating costs and expenses:
Cost of products sold	10,266	10,667	20,006	21,732
Research and development	13,895	14,524	26,113	29,259
Selling, general and administrative	24,637	20,149	46,988	39,364
Co-promotion	11,073	6,966	21,880	14,706
Co-promote termination charges	(434)	—	132,507	—

Total operating costs and expenses	59,437	52,306	247,494	105,061

Loss from operations	(10,990)	(6,507)	(148,091)	(22,277)

Other income (expense):
Interest income	587	398	1,160	842
Interest expense	(6,156)	(3,030)	(12,223)	(6,157)
Other, net	619	232	1,002	233

Total other expense, net	(4,950)	(2,400)	(10,061)	(5,082)

Loss before income taxes	(15,940)	(8,907)	(158,152)	(27,359)
Income tax expense	(18)	(17)	(35)	(37)

Net loss	$(15,958)	$(8,924)	$(158,187)	$(27,396)

Basic and diluted per share amounts:
Net loss	$(0.20)	$(0.12)	$(2.03)	$(0.37)

Weighted average number of common shares	78,539,820	74,036,753	78,021,236	73,976,939

     See accompanying notes.

LIGAND PHARMACEUTICALS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2006	2005
Operating activities
Net loss	$(158,187)	$(27,396)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of acquired technology and license rights	7,140	6,806
Depreciation and amortization of property and equipment	1,747	1,865
Amortization of debt issue costs	473	512
Gain on sale of Exelixis stock	(908)	(233)
Stock-based compensation	2,043	—
Non-cash interest expense converted into additional paid-in capital	60	—
Other	(17)	52
Changes in operating assets and liabilities:
Accounts receivable, net	2,287	9,831
Inventories, net	1,524	(3,283)
Other current assets	(10,236)	4,789
Accounts payable and accrued liabilities	2,874	(4,120)
Other liabilities	(19)	(14)
Deferred revenue, net	(14,519)	689
Co-promote termination liability	139,307	—

Net cash used in operating activities	(26,431)	(10,502)

Investing activities
Purchases of short-term investments	(12,694)	(24,849)
Proceeds from sale of short-term investments	14,185	9,683
Increase in restricted investments	—	(170)
Purchases of property and equipment	(674)	(1,145)
Payment to buy-down ONTAK royalty obligation	—	(33,000)
Capitalized portion of payment of lasofoxifene royalty rights	—	(558)
Other, net	46	146

Net cash provided by (used in) investing activities	863	(49,893)

Financing activities
Principal payments on equipment financing obligations	(1,379)	(1,449)
Proceeds from equipment financing arrangements	545	1,390
Repayment of long-term debt	(170)	(159)
Proceeds from issuance of common stock	1,519	920
Decrease in other long-term liabilities	(88)	(37)

Net cash provided by financing activities	427	665

Net decrease in cash and cash equivalents	(25,141)	(59,730)
Cash and cash equivalents at beginning of period	66,756	92,310

Cash and cash equivalents at end of period	$41,615	$32,580

Supplemental disclosure of cash flow information
Interest paid	$4,944	$5,208

Non-cash impact of the conversion of 6% convertible subordinated notes into common stock:
Conversion of principal amount of convertible notes	$27,100	$—
Conversion of unamortized debt issue costs	(362)	—
Conversion of unpaid accrued interest	264	—

	$27,002	$—

     See accompanying notes.

LIGAND PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1.	Basis of Presentation
     The accompanying condensed consolidated financial statements of Ligand Pharmaceuticals Incorporated (the “Company” or “Ligand”) were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the condensed consolidated financial statements, have been included. The results of operations for the three and six-month periods ended June 30, 2006 and 2005 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other future period. These statements should be read in conjunction with the consolidated financial statements and related notes, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
Principles of Consolidation
     The condensed consolidated financial statements include the Company’s wholly owned subsidiaries, Ligand Pharmaceuticals International, Inc., Ligand Pharmaceuticals (Canada) Incorporated, Seragen, Inc. (“Seragen”) and Nexus Equity VI LLC (“Nexus”). Intercompany accounts and transactions have been eliminated in consolidation.
Use of Estimates
     The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, including disclosure of contingent assets and contingent liabilities, at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. The Company’s critical accounting policies are those that are most important to both the Company’s financial condition and results of operations and require the most difficult, subjective or complex judgments on the part of management in their application, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Because of the uncertainty of factors surrounding the estimates or judgments used in the preparation of the consolidated financial statements, actual results may materially vary from these estimates.
Loss Per Share
     Net loss per share is computed using the weighted average number of common shares outstanding. Basic and diluted net loss per share amounts are equivalent for the periods presented as the inclusion of potential common shares in the number of shares used for the diluted computation would be anti-dilutive. Potential common shares, the shares that would be issued upon the conversion of convertible notes and the exercise of outstanding warrants and stock options were 28.4 million and 32.7 million at June 30, 2006 and December 31, 2005, respectively.
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
     Under its bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer’s or director’s serving in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has a directors and officers liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of June 30, 2006 and December 31, 2005.
     The Company enters into indemnification provisions under its agreements with other companies in its ordinary course of business, typically with business partners, contractors, customers and landlords. Under these provisions the Company generally indemnifies and holds harmless the indemnified party for direct losses suffered or incurred by the indemnified party as a result of the Company’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of June 30, 2006 and December 31, 2005.
Accounting for Stock-Based Compensation
     Prior to January 1, 2006, the Company accounted for stock-based compensation in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. The pro forma effects of employee stock options were disclosed as required by Financial Accounting Standard Board Statement (SFAS) No. 123, Accounting for Stock-Based Compensation (SFAS 123).
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
     Total compensation expense for stock-based compensation for the three and six months ended June 30, 2006 was approximately $1.2 million and $2.0 million, respectively. There was no deferred tax benefit recognized in connection with this cost.
     Results for the three and six months ended June 30, 2005 have not been retrospectively adjusted. The fair value of the options was estimated using a Black-Scholes option-pricing formula and amortized to expense over the options’ vesting periods.

     The following table illustrates the pro forma effect of share-based compensation on net loss and loss per share for the three and six months ended June 30, 2005 (in thousands, except per share data):

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
Net loss, as reported	$(8,924)	$(27,396)

Stock-based employee compensation expense included in reported net loss	—	—
Less: total stock-based compensation expense determined under fair value based method for all awards continuing to vest	(781)	(1,538)
Less: total stock-based compensation expense determined under fair value based method for options accelerated in January 2005 (1)	—	(12,455)

Net loss, pro forma	$(9,705)	$(41,389)

Basic and diluted per share amounts:
Net loss per share as reported	$(0.12)	$(0.37)

Net loss per share pro forma	$(0.13)	$(0.56)

(1)	Represents pro forma unrecognized expense for accelerated options as of the date of acceleration.
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
Other Stock-Related Information
     The 2002 Stock Incentive Plan contains four separate equity programs – Discretionary Option Grant Program, Automatic Option Grant Program, Stock Issuance Program and Director Fee Option Grant Program (“the 2002 Plan”). On January 31, 2006, shareholders of the Company approved an amendment to the 2002 Plan to increase the number of shares of the Company’s common stock authorized for issuance by 750,000 shares, from 8.3 million shares to 9.1 million shares. As of June 30, 2006, options for 7,058,550 shares of common stock were outstanding under the 2002 plan and 545,101 shares remained available for future option grant or direct issuance.
     The Company grants options to employees, non-employee consultants, and non-employee directors. Additionally, the Company granted restricted stock to non-employee directors in the first quarter of 2006.

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
     Stock-based compensation cost for awards to employees and non-employee directors is recognized on a straight-line basis over the vesting period until the last tranche vests. Compensation cost for consultant awards is recognized over each separate tranche’s vesting period. The Company recognized compensation expense of approximately $1.2 million and $2.0 million for the three and six months ended June 30, 2006, respectively, associated with option awards and restricted stock. Of the total compensation expense associated with option awards, approximately $0.01 million and $0.2 million related to options granted to non-employee consultants for the three and six months ended June 30, 2006, respectively.
     The fair-value for options that were awarded to employees and directors was estimated at the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2006	2005	2006	2005
Risk-free interest rate	4.9%	3.7%	4.7%	3.7%
Dividend yield	—	—	—	—
Expected volatility	70%	73%	70%	73%
Expected term	6.2 years	5 years	6.0 years	5 years
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

Stock Option Activity

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual Term	Intrinsic Value
	Shares	Price	in Years	(in thousands)
Balance at December 31, 2005	7,001,657	$11.76
Granted	771,556	11.51
Exercised	(188,204)	8.12
Forfeited	(139,335)	9.39
Cancelled	(387,124)	13.84

Balance at June 30, 2006	7,058,550	$11.76	5.98	$1,941

Exercisable at June 30, 2006	5,412,185	$12.32	5.07	$1,164

Options expected to vest as of June 30, 2006	6,840,692	$11.81	5.87	$1,856

     The weighted-average grant-date fair value of all stock options granted during the six months ended June 30, 2006 was $7.65 per share. The total intrinsic value of all options exercised during the six months ended June 30, 2006 was $0.75 million. As of June 30, 2006, there was approximately $7.9 million of total unrecognized compensation cost related to nonvested stock options. That cost is expected to be recognized over a weighted average period of 2.95 years.
     Cash received from options exercised for the six months ended June 30, 2006 and 2005 was approximately $1.5 million and $0.9 million, respectively. There is no current tax benefit related to options exercised because of net operating losses (NOLs) for which a full valuation allowance has been established.
Restricted Stock Activity

		Weighted-
		Average Stock
	Shares	Price
Balance at December 31, 2005	—	$—
Granted	15,566	11.56
Vested	6,486	11.56
Forfeited	—	—

Nonvested at June 30, 2006	9,080	$11.56

     The weighted-average grant-date fair value of restricted stock granted during the six months ended June 30, 2006 was $11.56 per share. As of June 30, 2006, there was $92,683 of total unrecognized compensation cost related to nonvested restricted stock. That cost is expected to be recognized over the remainder of 2006.
Employee Stock Purchase Plan
     The Company also has an employee stock purchase plan (the “ESPP”). Since its adoption in 2002, a total of 510,248 shares of common stock have been reserved for issuance under the ESPP. As of June 30, 2006, 362,738 shares of common stock had been issued under the ESPP, and 147,510 shares are available for future issuance. For the six months ended June 30, 2006, there were no issuances of common shares under the ESPP.

Accounts Receivable
     Accounts receivable consist of the following (in thousands):

	June 30,	December 31,
	2006	2005
Trade accounts receivable	$8,629	$1,344
Due from finance company (Note 2)	10,746	20,464
Less: discounts and allowances	(708)	(854)

	$18,667	$20,954

Inventories
     Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Inventories consist of the following (in thousands):

	June 30,	December 31,
	2006	2005
Raw materials	$1,852	$1,508
Work-in-process	9,337	9,115
Finished goods	4,963	6,324
Less: inventory reserves	(2,474)	(1,745)

	13,678	15,202
Less: current portion	(8,467)	(9,333)

Long-term portion of inventories, net	$5,211	$5,869

     In 2005, the Company completed a multi-year process of transferring its filling and finishing of ONTAK from Eli Lilly and Company (Lilly) to Hollister-Stier. In anticipation of this transfer, the Company used Lilly to fill and finish, in 2003, a higher than normal number of ONTAK lots each of which required a forward dating determination. ONTAK otherwise has a shelf life projection of up to 36 months. If commercial and clinical usage of these lots does not approximate the estimated pattern of usage as determined for purposes of dating, the Company could be required to write-off the value of one or more of these lots. In this regard, as of June 30, 2006 and December 31, 2005, inventory reserves relating to ONTAK finished goods inventory totaled approximately $1.1 million and $0.7 million, respectively. As of June 30, 2006 and December 31, 2005, total ONTAK inventory amounted to approximately $7.4 million and $7.8 million, respectively, of which $3.2 million and $2.7 million is classified as long-term, respectively.
     During 2005, the Company manufactured a higher than normal amount of drug substance (bexarotene) for Targretin capsules in the event the Company’s non-small cell lung cancer (NSCLC) clinical trials were successful. In March 2005, the Company disclosed that the trials did not meet their endpoints of improved overall survival and projected two year survival. The Company believes, however, that the additional manufactured bexarotene, which has a shelf life projection of approximately 10 years, will be fully used for ongoing production of the Company’s marketed products, Targretin capsules and Targretin gel. As of June 30, 2006 and December 31, 2005, total Targretin capsules inventory amounted to $3.2 million and $4.2 million, respectively, of which $2.0 million and $3.2 million is classified as long-term, respectively.
Property and Equipment
     Property and equipment is stated at cost and consists of the following (in thousands):

	June 30,	December 31,
	2006	2005
Land	$5,176	$5,176
Equipment, building, and leasehold improvements	62,254	61,732
Less accumulated depreciation and amortization	(45,869)	(44,425)

	$21,561	$22,483

     Depreciation of equipment and building is computed using the straight-line method over the estimated useful lives of the assets which range from three to thirty years. Leasehold improvements are amortized using the straight-line method over their estimated useful lives or their related lease term, whichever is shorter.
Other Current Assets
     Other current assets consist of the following (in thousands):

	June 30,	December 31,
	2006	2005
Deferred royalty cost	$4,753	$5,203
Deferred cost of products sold	5,332	5,103
Prepaid insurance	535	1,071
Prepaid other	2,324	2,807
Due from insurance company (Note 5)	12,000	—
Other	1,042	1,566

	$25,986	$15,750

Other Assets
     Other assets consist of the following (in thousands):

	June 30,	December 31,
	2006	2005
Prepaid royalty buyout, net	$2,176	$2,312
Debt issue costs, net	1,358	2,193
Other	131	199

	$3,665	$4,704

     Amortization of debt issue costs was $0.2 million and $0.3 million for the three months ended June 30, 2006 and 2005, respectively, and $0.5 million for both six month periods ended June 30, 2006 and 2005. Estimated annual amortization of this asset in each of the years in the period from 2006 through 2007 is approximately $1.0 million. As further discussed under “Long-term Debt”, during the three and six months ended June 30, 2006, convertible notes with a face value of $1.0 million and $27.1 million, respectively, were converted into approximately 0.2 million and 4.4 million shares of common stock. In connection with the conversions, unamortized debt issue costs of $0.01 million and $0.4 million for the three and six months ended June 30, 2006, respectively, were recorded as additional paid-in capital.
Acquired Technology, Product Rights and Royalty Buy-Down, Net
     In accordance with SFAS No. 142, Goodwill and Other Intangibles, the Company amortizes intangible assets with finite lives in a manner that reflects the pattern in which the economic benefits of the assets are consumed or otherwise used up. If that pattern cannot be reliably determined, the assets are amortized using the straight-line method.
     Acquired technology, product rights and royalty buy-down, net as of June 30, 2006 include payments made in 2005 totaling $33.0 million to Lilly in exchange for the elimination of the Company’s ONTAK royalty obligations in 2005 and 2006 and a reduced reverse-tiered royalty scale on ONTAK sales in the U.S. thereafter. See “Note 3 – Royalty Agreements”. Amounts paid to Lilly in connection with the royalty restructuring were capitalized and are being amortized over the remaining patent life, which is approximately 10 years and represents the period estimated to be benefited, using the greater of the straight-line method or the expense determined on the tiered royalty schedule as set forth in Note 3. Other acquired technology and product rights represent payments related to the Company’s acquisition of ONTAK and license rights for AVINZA. Because the Company cannot reliably determine the pattern in which the economic benefits of the acquired technology and products rights are realized, acquired technology and product rights are amortized on a straight-line basis over 15 years, which approximated the remaining patent life at the time the assets were acquired and otherwise represents the period estimated to be benefited. Specifically, the Company is amortizing its ONTAK asset through June 2014 which is approximate to the expiration date of its U.S. patent of December 2014. The AVINZA asset is being amortized through November 2017, the expiration of its U.S. patent.
     Acquired technology, product rights, and royalty buy-down, net consist of the following (in thousands):

	June 30,	December 31,
	2006	2005
AVINZA	$114,437	$114,437
Less accumulated amortization	(27,540)	(23,725)

	86,897	90,712

ONTAK	78,312	78,312
Less accumulated amortization	(25,443)	(22,254)

	52,869	56,058

	$139,766	$146,770

     Amortization of acquired technology, product rights and royalty buy-down, net was $3.5 million and $7.0 million for the three and six months ended June 30, 2006 and $3.5 million and $6.7 million, respectively, for the same 2005 period. Estimated annual amortization for these assets in each of the years in the period from 2006 through 2010 is approximately $14.0 million and a total of $76.7 million, thereafter.
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

     The composition of deferred revenue, net is as follows (in thousands):

	June 30,	December 31,
	2006	2005
Deferred product revenue	$144,526	$158,030
Other deferred revenue	4,398	5,296
Deferred discounts	(1,722)	(1,605)

Deferred revenue, net	$147,202	$161,721

Deferred revenue, net:
Current, net	$143,102	$157,519
Long term, net	4,100	4,202

	$147,202	$161,721

Deferred product revenue, net (1):
Current	$142,804	$156,425
Long term	—	—

	$142,804	$156,425

Other deferred revenue:
Current	$298	$1,094
Long term	4,100	4,202

	$4,398	$5,296

(1)	Deferred product revenue, net does not include other gross to net revenue adjustments made when the Company reports net product sales. Such adjustments include Medicaid rebates, managed health care rebates, and government chargebacks, which are included in accrued liabilities in the accompanying condensed consolidated financial statements.
Accrued Liabilities
     Accrued liabilities consist of the following (in thousands):

	June 30,	December 31,
	2006	2005
Allowances for loss on returns, rebates, chargebacks, other discounts, ONTAK end-customer and Panretin product returns	$15,679	$15,729
Co-promotion	14,406	24,778
Distribution services	3,324	4,044
Compensation	6,084	5,746
Securities class action and derivative lawsuit liability (1)	12,150	—
Royalties	2,430	1,994
Seragen purchase liability (1)	—	2,925
Interest	961	1,164
Other	3,268	3,207

	$58,302	$59,587

(1)	Refer to Note 5. “Litigation”.

     The following summarizes the activity in the accrued liability accounts related to allowances for loss on returns, rebates, chargebacks, other discounts, and ONTAK end-customer and Panretin returns (in thousands):

			Managed
	Losses on		Care		ONTAK End-
	Returns Due		Rebates and		customer and
	to Changes	Medicaid	Other		Panretin
	In Price	Rebates	Rebates	Chargebacks	Returns	Total
Six Months Ended June 30, 2006:
Balance at December 31, 2005	$4,038	$5,348	$3,467	$200	$2,676	$15,729
Provision	2,292	2,999	6,469	3,099	1,192	16,051
Payments	—	(6,560)	(3,053)	(2,873)	—	(12,486)
Charges	(2,421)	—	—	—	(1,194)	(3,615)

Balance at June 30, 2006	$3,909	$1,787	$6,883	$426	$2,674	$15,679

Long-term Debt
     Long-term debt consists of the following (in thousands):

	June 30,	December 31,
	2006	2005
6% Convertible Subordinated Notes	$128,150	$155,250
Note payable to bank	11,669	11,839

	139,819	167,089
Less current portion	(356)	(344)

Long-term debt	$139,463	$166,745

     During the three and six months ended June 30, 2006, certain holders of the Company’s outstanding 6% convertible subordinated notes converted notes with face values of $1.0 million and $27.1 million into approximately 0.2 million and 4.4 million shares, respectively, of common stock. In connection with the note conversions, accrued interest related to the converted notes for the three and six months ended June 30, 2006, of $0.01 million and $0.3 million, respectively, was also converted into common stock and recorded to additional paid-in capital. In addition, in connection with the note conversions, unamortized debt issue costs for the three and six months ended June 30, 2006, of $0.01 million and $0.4 million, respectively, were recorded to additional paid-in capital.

Condensed Changes in Stockholders’ Deficit
     Condensed changes in stockholders’ deficit for the six months ended June 30, 2006 are as follows (in thousands, except share data):

				Accumulated
			Additional	other				Total
	Common Stock		paid-in	comprehensive	Accumulated	Treasury Stock		stockholders’
	Shares	Amount	capital	income	deficit	Shares	Amount	deficit
Balance at December 31, 2005	73,136,340	$73	$720,988	$490	$(831,059)	(73,842)	$(911)	$(110,419)
Issuance of common stock	203,770	1	1,518	—	—	—	—	1,519
Issuance of common stock on conversion of debt	4,389,934	4	26,998	—	—	—	—	27,002
Unrealized gains/(losses) on available-for-sale securities	—	—	—	(445)	—	—	—	(445)
Foreign currency translation adjustments	—	—	—	(15)	—	—	—	(15)
Equity- based compensation	—	—	2,043	—	—	—	—	2,043
Net loss	—	—	—	—	(158,187)	—	—	(158,187)

Balance at June 30, 2006	77,730,044	$78	$751,547	$30	$(989,246)	(73,842)	$(911)	$(238,502)

Comprehensive Loss
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net loss as reported	$(15,958)	$(8,924)	$(158,187)	$(27,396)
Unrealized gains (losses) on available-for-sale securities	(979)	340	(445)	(620)
Foreign currency translation adjustments	(12)	(22)	(15)	(29)

Comprehensive loss	$(16,949)	$(8,606)	$(158,647)	$(28,045)

     The components of accumulated other comprehensive income are as follows (in thousands):

	June 30,	December 31,
	2006	2005
Net unrealized holding gain on available-for-sale securities	$298	$743
Net unrealized loss on foreign currency translation	(268)	(253)

	$30	$490

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
     For the three and six months ended June 30, 2006 and 2005, net product sales recognized under the sell-through method represented approximately 96% of total net product sales in both periods.
     The Company’s total net product sales for the three months ended June 30, 2006 were $47.3 million compared to $41.7 million for the same 2005 period. Total product sales for the six months ended June 30, 2006 were $95.3 million compared to $76.8 million for the same 2005 period. A comparison of sales by product is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
AVINZA	$33,651	$27,461	$66,146	$49,458
ONTAK	8,204	8,779	17,386	16,803
Targretin capsules	4,996	4,671	9,998	8,686
Targretin gel and Panretin gel	476	824	1,781	1,833

Total product sales	$47,327	$41,735	$95,311	$76,780

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

     The composition of collaborative research and development and other revenues is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Collaborative research and development	$784	$862	$1,678	$1,724
Development milestones and other	336	3,202	2,414	4,280

	$1,120	$4,064	$4,092	$6,004

Income Taxes
     The Company recognizes liabilities or assets for the deferred tax consequences of temporary differences between the tax bases of assets or liabilities and their reported amounts in the financial statements in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). These temporary differences will result in taxable or deductible amounts in future years when the reported amounts of the assets or liabilities are recovered or settled. SFAS 109 requires that a valuation allowance be established when management determines that it is more likely than not that all or a portion of a deferred tax asset will not be realized. The Company evaluates the realizability of its net deferred tax assets on a quarterly basis and valuation allowances are provided, as necessary. During this evaluation, the Company reviews its forecasts of income in conjunction with other positive and negative evidence surrounding the realizability of its deferred tax assets to determine if a valuation allowance is required. Adjustments to the valuation allowance will increase or decrease the Company’s income tax provision or benefit. At June 30, 2006 and December 31, 2005, the Company has established a full valuation allowance against net deferred tax assets.
2. Accounts Receivable Factoring Arrangement
     During 2003, the Company entered into a one-year accounts receivable factoring arrangement under which eligible accounts receivable are sold without recourse to a finance company. The agreement was renewed for a one-year period in the second quarter of 2004 and for two years in the second quarter of 2005 through December 2007. Commissions on factored receivables are paid to the finance company based on the gross receivables sold, subject to a minimum annual commission. Additionally, the Company pays interest on the net outstanding balance of the uncollected factored accounts receivable at an interest rate equal to the JPMorgan Chase Bank prime rate. The Company continues to service the factored receivables. The servicing expenses for the three and six months ended June 30, 2006 and 2005 were not material. There were no material gains or losses on the sale of such receivables. The Company accounts for the sale of receivables under this arrangement in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.
     As of June 30, 2006 and December 31, 2005, the Company had received cash of $18.7 million and $23.3 million, respectively, under the factoring arrangement for the sale of trade receivables that were outstanding as of such dates. The gross amount due from the finance company at June 30, 2006 and December 31, 2005 was $10.7 million and $20.5 million, respectively.
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
     In August 2006, Ligand paid Salk $0.8 million to exercise an option to buy out milestone payments, other payment sharing obligations and royalty payments due on future sales of bazedoxifene, a product being developed by Wyeth. This payment resulted from a bazedoxifene NDA filed by Wyeth for postmenopausal osteoporosis therapy. The Company will recognize the $0.8 million payment as development expense in its third quarter 2006 consolidated financial statements.
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
     The unconditional payment of $37.75 million to Organon and the estimated fair value of the amounts to be paid to Organon after the termination ($95.2 million as of January 1, 2006), based on the net sales of the product (currently anticipated to be paid quarterly through November 2017) were recognized as liabilities and expensed as costs of the termination as of the effective date of the agreement, January 2006. Additionally, the conditional payment of $10.0 million, which represents an approximation of the fair value of the service element of the agreement during the Transition Period (when the provision to pay 23% of AVINZA net sales is also considered), is being recognized ratably as additional co-promotion expense over the Transition Period. For the three and six months ended June 30, 2006, the pro-rata recognition of this element of co-promotion expense amounted to $3.3 million and $6.6 million, respectively.
     Although the quarterly payments to Organon will be based on net reported AVINZA product sales, such payments will not result in current period expense in the period upon which the payment is based, but instead will be charged against the co-promote termination liability. The accretion to the current net present value for each reporting period will, however, be recognized as other non-operating expense (interest expense) for that period at a rate of 15%, the discount rate used to initially value this component of the termination liability. Additionally, any changes to the Company’s estimates of future net AVINZA product sales will result in a change to the liability which will be recognized as an increase or decrease to earnings in the period such changes are identified. Accreted interest expense for the three and six months ended June 30, 2006 was $3.5 million and $6.8 million, respectively.
     On a quarterly basis, management reviews the carrying value of the co-promote termination liability. Due to assumptions and judgments inherent in determining the estimates of future net AVINZA sales through November 2017, the actual amount of net AVINZA sales used to determine the current fair value of the Company’s co-promote termination liability may be materially different from its current estimates. In addition, because of the inherent difficulties of predicting possible changes to the estimates and assumptions used to determine the estimate of future AVINZA product sales, the Company is unable to quantify an estimate of the reasonably likely effect of any such changes on its results of operations or financial position. For the three months ended June 30, 2006, the Company recorded a reduction in the co-promote termination liability and a corresponding increase to earnings of $0.4 million based on the Company’s updated estimate of future AVINZA net sales.
     The components of the co-promote termination liability as of June 30, 2006 are as follows (in thousands):

Payment due October 15, 2006	$37,750
Net present value of payments based on estimated future net AVINZA product sales as of January 1, 2006	95,191
Reduction in net present value of liability resulting from updated estimate of net AVINZA product sales as of June 30, 2006	(434)
Accretion of interest expense to net present value of payments based on net AVINZA product sales as of June 30, 2006	6,800

139,307
Less: current portion of co-promote termination liability	(45,046)

Long-term portion of co-promote termination liability	$94,261

5. Litigation
Securities Litigation
     Since August 2004, the Company has been involved in several securities class action and shareholder derivative actions which followed announcements by the Company in 2004 and the subsequent restatement of its financial results in 2005. In June 2006, the Company announced that these lawsuits had been settled, subject to certain conditions such as court approval.
Background
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
     Beginning on or about August 13, 2004, several derivative actions were filed on behalf of the Company by individual stockholders in the Superior Court of California. The complaints name the Company’s directors and certain of its officers as defendants and name the Company as a nominal defendant. The complaints are based on the same facts and circumstances as the purported class actions discussed in the previous paragraph and generally allege breach of fiduciary duties, abuse of control, waste and mismanagement, insider trading and unjust enrichment. These actions were in the discovery phase.
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
The Settlement Agreements
     The Company has entered into agreements to resolve all claims by the parties in each of these matters, including those asserted against the Company and the individual defendants in these cases. Under the agreements, the Company will pay a total of $12.2 million in cash for a release and in full settlement of all claims. The $12.2 million settlement and a portion of the Company’s legal expenses will be funded by the Company’s Directors and Officers Liability insurance carrier while the remainder of the legal fees incurred ($1.4 million for the three months ended June 30, 2006) will be paid by the Company. Of the $12.2 million settlement liability, $4.2 million will be paid to the Company directly from the insurance carrier and then disbursed to the claimants’ attorneys, while the remaining $8.0 million will be paid by the insurance carrier directly to an independent escrow agent responsible for disbursing the funds to the claimants. Accordingly, the Company has recorded $12.2 million as an accrued liability with a corresponding receivable from the Company’s insurance carrier on the Company’s balance sheet as of June 30, 2006. In July 2006, the Company’s insurance carrier funded the escrow account with the $8.0 million to be disbursed to the claimants. Under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, funding of the escrow account represents the extinguishment of the Company’s liability to the claimants. Accordingly, the Company will derecognize the $8.0 million receivable and accrued liability in its consolidated financial statements as of September 30, 2006.. As part of the settlement of the state derivative action, the Company has agreed to adopt certain corporate governance enhancements including the formalization of certain Board practices and responsibilities, a Board self-evaluation process, Board and Board Committee term limits (with gradual phase-in) and one-time enhanced independent requirements for a single director to succeed the current shareholder representatives on the Board. Neither the Company nor any of its current or former directors and officers has made any admission of liability or wrongdoing. The United States District Court has preliminarily approved the settlement of the class action, however, that settlement and the settlement of the derivative actions are all subject to final approval by the courts in which they are pending.
SEC Investigation and Other Matters
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
     The Company’s subsidiary, Seragen, Inc. and Ligand, were named parties to Sergio M. Oliver, et al. v. Boston University, et al., a putative shareholder class action filed on December 17, 1998 in the Court of Chancery in the State of Delaware in and for New Castle County, C.A. No. 16570NC, by Sergio M. Oliver and others against Boston University and others, including Seragen, its subsidiary Seragen Technology, Inc. and former officers and directors of Seragen. The complaint, as amended, alleged that Ligand aided and abetted purported breaches of fiduciary duty by the Seragen related defendants in connection with the acquisition of Seragen by Ligand and made certain misrepresentations in related proxy materials and seeks compensatory and punitive damages of an unspecified amount. On July 25, 2000, the Delaware Chancery Court granted in part and denied in part defendants’ motions to dismiss. Seragen, Ligand, Seragen Technology, Inc. and the Company’s acquisition subsidiary, Knight Acquisition Corporation, were dismissed from the action. Claims of breach of fiduciary duty remain against the remaining defendants, including the former officers and directors of Seragen. The court certified a class consisting of shareholders as of the date of the acquisition and on the date of the proxy sent to ratify an earlier business unit sale by Seragen. On January 20, 2005, the Delaware Chancery Court granted in part and denied in part the defendants’ motion for summary judgment. Prior to trial, several of the Seragen director-defendants reached a settlement with the plaintiffs. The trial in this action then went forward as to the remaining defendants and concluded on February 18, 2005. On April 14, 2006, the court issued a memorandum opinion finding for the plaintiffs and against Boston University and individual directors affiliated with Boston University on certain claims. The opinion awards damages on these claims in the amount of approximately $4.8 million plus interest. Judgment, however, has not been entered and the matter is subject to appeal. While Ligand and its subsidiary Seragen have been dismissed from the action, such dismissal is also subject to appeal, and Ligand and Seragen may have possible indemnification obligations with respect to certain defendants. As of June 30, 2006, the Company has not accrued an indemnification obligation based on its assessment that the Company’s responsibility for any such obligation is not probable or estimable.
     In addition, the Company is subject to various lawsuits and claims with respect to matters arising out of the normal course of business. Due to the uncertainty of the ultimate outcome of these matters, the impact on future financial results is not subject to reasonable estimates.
6. New Accounting Pronouncements
     In November 2005, the FASB issued Staff Positions (FSPs) Nos. FSPs 115-1 and 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, in response to EITF 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (EITF 03-1). FSPs 115-1 and 124-1 provide guidance regarding the determination as to when an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss. FSPs 115-1 and 124-1 also include accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than temporary-impairments. These requirements are effective for annual reporting periods beginning after December 15, 2005. The adoption of the impairment guidance contained in FSPs 115-1 and 124-1 did not have a material impact on the Company’s consolidated financial position or results of operations.
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
     In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”) Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109. It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 is not expected to have a material impact on the Company’s results of operations or financial position.
7. Commitments and Contingencies
Stockholders Agreement
     In October 2005, a lawsuit was filed in the Court of Chancery in the State of Delaware by Third Point Offshore Fund, Ltd. requesting the Court to order Ligand to hold an annual meeting for the election of directors within 60 days of an order by the Court. Ligand’s annual meeting had been delayed as a result of the previously announced restatement. The complaint sought payment of plaintiff’s costs and attorney’s fees. Ligand agreed on November 11, 2005 to settle this lawsuit and schedule the annual meeting for January 31, 2006. On December 2, 2005, Ligand and Third Point also entered into a stockholders agreement under which, among other things, Ligand agreed to expand its board from eight to eleven, elect three designees of Third Point to the new board seats and pay certain of Third Point’s expenses, not to exceed approximately $0.5 million. Of such amount, approximately 50% was paid and expensed in the fourth quarter of 2005. A second payment of approximately $0.2 million was made and expensed in the second quarter of 2006. Third Point will not sell its Ligand shares, solicit proxies or take certain other stockholder actions as long as its designees remain on the board.
8. Employee Retention Agreements
     In March 2006, the Company entered into letter agreements with approximately 67 of its key employees, including a number of its executive officers. These letter agreements provide for certain retention or stay bonus payments in cash under specified circumstances as an additional incentive to remain employed in good standing with the Company. The Compensation Committee of the Board of Directors has approved the Company’s entry into these agreements. The retention or stay bonus payments generally vest at the end of 2006 and total payments to employees of approximately $2.6 million would be made in January 2007 if all participants qualify for the payments. In accordance with SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, the cost of the plan is ratably accrued over the term of the agreements, which is approximately 10 months. For the three and six months ended June 30, 2006, the Company recognized approximately $0.8 million and $1.1 million, respectively, of expense under the plan. As an additional retention incentive, certain employees were also granted stock options totaling approximately 122,000 shares at an exercise price of $11.90 per share.
9. LY818 (Naveglitazar)
     In May 2006, after review of all preclinical and clinical data including recently completed two year animal safety studies, Lilly informed the Company that it had decided not to pursue further development at this time of LY818 (Naveglitazar), a compound in Phase II development for the treatment of Type II diabetes. Naveglitazar, a dual PPAR agonist was developed through the Company’s collaborative research and development agreement with Lilly. This decision is specific with regard to Naveglitazar and does not affect the ongoing development activities of LY 674 or the status of preclinical PPAR agonists.
10. NASDAQ Relisting
     On June 12, 2006, NASDAQ approved the Company’s application for relisting its common stock on the NASDAQ Global Market (formerly National Market). The Company commenced trading on the NASDAQ Global Market on June 14, 2006, under the symbol “LGND.” The Company’s common stock was previously delisted from the NASDAQ National Market on September 7, 2005.
11. Termination of Supply Agreement
     On June 6, 2006, following the acquisition of Raylo Chemicals, Inc. (Raylo) by a third party, the Company received written notice from Raylo of its intention to terminate its supply agreement with Ligand. The agreement is to terminate on June 8, 2008. Raylo manufactures the Targretin active pharmaceutical ingredient for the Company.

     The Company will need to replace this manufacturing capability in time to ensure uninterrupted supply of Targretin to the market. If it is unable to timely identify and contract with another manufacturer, or if such manufacturer is delayed in receiving regulatory approval or beginning a successful manufacturing program, sales of Targretin could be harmed.
12. Subsequent Events
     On July 31, 2006, the Company entered into a separation agreement with David Robinson providing for Mr. Robinson’s resignation as Chairman, President, and Chief Executive Officer of the Company. Under the separation agreement, Mr. Robinson will receive his base salary and certain benefits for 24 months, payable in five equal monthly installments beginning August 1, 2006 and ending December 1, 2006. In addition, the agreement provides for the immediate vesting of Mr. Robinson’s unvested stock options and an extension of the exercise period of his options to January 15, 2007. In connection with the resignation, the Company will recognize an expense of approximately $2.1 million in its third quarter 2006 financial statements, comprised of cash payments of $1.4 million and stock based compensation of $0.7 million associated with the modification of the vesting and exercise period of the stock options.
     On August 1, 2006, the Company announced that current director Henry F. Blissenbach had been named Chairman and interim Chief Executive Officer. The Company has agreed to pay Dr. Blissenbach $75,000 per month, commencing August 1, 2006, subject to cancellation by either party on thirty days’ notice, for his services as Chairman and interim Chief Executive Officer. In addition, Dr. Blissenbach will be eligible to receive incentive compensation of up to 50% of his base salary, but not more than $150,000, based upon his performance of certain objectives to be agreed upon and incorporated into an employment agreement which the Company and Dr. Blissenbach will enter into. Also, Dr. Blissenbach received a special stock option grant to purchase 150,000 shares of the Company’s common stock at an exercise price equal to the closing price of the Company’s common stock on August 3, 2006 as reported on The NASDAQ Global Market. These stock options will vest 50% at the end of six months and the remaining 50% will vest at the end of one year, except that all of these stock options will vest upon the appointment of a new Chief Executive Officer. Finally, the Company will reimburse Dr. Blissenbach for all reasonable expenses incurred in discharging his duties as interim Chief Executive Officer, including, but not limited to commuting costs to San Diego and living and related costs during the time he spends in San Diego.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Caution: This discussion and analysis may contain predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties, including those discussed in Part II. Item 1A. “Risk Factors.” This outlook represents our current judgment on the future direction of our business. These statements include those related to our products, product sales and other revenues, expenses, our revenue recognition models and policies, material weaknesses or deficiencies in internal control over financial reporting, revenue recognition, and our evaluation of strategic alternatives. Actual events or results may differ materially from Ligand’s expectations. For example, there can be no assurance that our product sales efforts or recognized revenues or expenses will meet any expectations or follow any trend(s), that our internal control over financial reporting will be effective or produce reliable financial information on a timely basis, or that our strategic evaluation process will be successful or yield preferred results. We cannot assure you that the Company will be able to successfully remediate any identified material weakness or significant deficiencies, or that the sell-through revenue recognition models will not require adjustment and not result in a subsequent restatement. In addition, the SEC investigation related to the Company’s 2005 restatement of financial results or future litigation may have an adverse effect on the Company, and our corporate or partner pipeline products may not gain approval or success in the market. Such risks and uncertainties, and others, could cause actual results to differ materially from any future performance suggested. We undertake no obligation to release publicly the results of any revisions to these forward-looking statements to reflect events or circumstances arising after the date of this quarterly report. This caution is made under the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended.
     Our trademarks, trade names and service marks referenced herein include Ligand ® AVINZA®, ONTAK®, Panretin® and Targretin®. Each other trademark, trade name or service mark appearing in this quarterly report belongs to its owner.
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
     The unconditional payment of $37.75 million to Organon and the estimated fair value of the amounts to be paid to Organon after the termination ($95.2 million as of January 1, 2006), based on the net sales of the product (currently anticipated to be paid quarterly through November 2017) were recognized as liabilities and expensed as costs of the termination as of the effective date of the agreement, January 2006. Additionally, the conditional payment of $10.0 million, which represents an approximation of the fair value of the service element of the agreement during the Transition Period (when the provision to pay 23% of AVINZA net sales is also considered), is being recognized ratably as additional co-promotion expense over the Transition Period. For the three and six months ended June 30, 2006, the pro-rata recognition of this element of co-promotion expense amounted to $3.3 million and $6.6 million, respectively.
     Although the quarterly payments to Organon will be based on net reported AVINZA product sales, such payments will not result in current period expense in the period upon which the payment is based, but instead will be charged against the co-promote termination liability. The accretion to the current net present value for each reporting period will, however, be recognized as other, non-operating expense (interest expense) for that period at a rate of 15%, the discount rate used to initially value this component of the termination liability. Accreted interest expense for the three and six months ended June 30, 2006 totaled $3.5 million, and $6.8 million, respectively. Additionally, any changes to our estimates of future net AVINZA product sales will result in a change to the liability which will be recognized as an increase or decrease to earnings in the period such changes are identified.

Any such changes could be material and potentially result in adjustments to our consolidated statement of operations that are inconsistent with the underlying trend in net AVINZA product sales. For the three months ended June 30, 2006, we recognized a reduction in the co-promote termination liability and a corresponding increase to earnings of $0.4 million based on our updated estimate of future AVINZA net sales.
     In June 2006, we concluded the research phase of a research and development collaboration with TAP Pharmaceutical Products Inc. (or TAP). Collaborations in the development phase are being pursued by Eli Lilly and Company, GlaxoSmithKline, Pfizer, TAP, and Wyeth. We receive funding during the research phase of the arrangements and milestone and royalty payments as products are developed and marketed by our corporate partners. In addition, in connection with some of these collaborations, we received non-refundable up-front payments.
     We have been unprofitable since our inception on an annual basis. We achieved quarterly net income of $17.3 million during the fourth quarter of fiscal 2004, which was primarily the result of recognizing approximately $31.3 million from the sale of royalty rights to Royalty Pharma. However, we have incurred a net loss in each of the subsequent quarters including the three months ended June 30, 2006, for which we incurred a net loss of $16.0 million. We expect to incur net losses in the future. To be consistently profitable, we must successfully develop, clinically test, market and sell our products. Even if we consistently achieve profitability, we cannot predict the level of that profitability or whether we will be able to sustain profitability. We expect that our operating results will fluctuate from period to period as a result of differences in the timing of revenues earned from product sales, expenses incurred, collaborative arrangements and other sources. Some of these fluctuations may be significant.
Recent Developments
Accounting for Stock-Based Compensation
     Effective January 1, 2006, we adopted SFAS 123 (revised 2004), Share-Based Payment (SFAS 123(R)), using the modified prospective transition method. No stock-based employee compensation cost was recognized prior to January 1, 2006, as all options granted prior to 2006 had an exercise price equal to the market value of the underlying common stock on the date of the grant. Under the modified prospective transition method, compensation cost recognized in 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted in the six months ended June 30, 2006, based on grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Results for the three and six months ended June 30, 2005 have not been retrospectively adjusted. The implementation of SFAS 123(R) resulted in employee compensation expense of approximately $1.2 million and $1.8 million for the three and six months ended June 30, 2006.
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

Conversion of 6% Convertible Subordinated Notes
     For the three and six months ended June 30, 2006, certain holders of our 6% convertible subordinated notes converted notes with a face value of $1.0 million and $27.1 million into approximately 0.2 million and 4.4 million shares of common stock, respectively.
Employee Retention Agreements
     As of March 1, 2006, we entered into letter agreements with approximately 67 of our key employees, including a number of our executive officers. These letter agreements provide for certain retention or stay bonus payments to be paid in cash under specified circumstances as an additional incentive to remain employed in good standing with the Company. The Compensation Committee of the Board of Directors has approved the Company’s entry into these agreements. The retention or stay bonus payments generally vest at the end of 2006 and total payments to employees of approximately $2.6 million would be made in January 2007 if all participants qualify for the payments. In accordance with the SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, the cost of the plan is ratably accrued over the term of the agreements, which is approximately 10 months. For the three and six months ended June 30, 2006, the Company recognized approximately $0.8 million and $1.0 million, respectively, of expense under the plan. As an additional retention incentive, certain employees were also granted stock options totaling approximately 122,000 shares at an exercise price of $11.90 per share.
LY818 (Naveglitazar)
     In May 2006, after review of all preclinical and clinical data including recently completed two year animal safety studies, Lilly informed us that it had decided not to pursue further development at this time of LY818 (Naveglitazar), a compound in Phase II development for the treatment of Type II diabetes. Naveglitazar, a dual PPAR agonist was developed through our collaborative research and development agreement with Lilly. This decision is specific with regard to Naveglitazar and does not affect the ongoing development activities of LY 674 or the status of preclinical PPAR agonists.
Agreements to Settle Securities Class Action and Derivative Lawsuits
     On June 29, 2006, we announced that we reached agreement to settle the securities class action litigation filed in the United States District Court for the Southern District of California against us and certain of our directors and officers. In addition, we also reached agreement to settle the shareholder derivative actions filed on behalf of the Company in the Superior Court of California and the United States District Court for the Southern District of California.
     The settlements, which are subject to court approval, resolve all claims by the parties, including those asserted against Ligand and the individual defendants in these cases. Under the agreements, we will pay a total of $12.2 million in cash in full settlement of all claims. The $12.2 million settlement amount and a portion of our total legal expenses will be funded by our Directors and Officers Liability insurance carrier while the remainder of the legal fees incurred ($1.4 million for the three months ended June 30, 2006) will be paid by us. Of the $12.2 million settlement liability, $4.2 million will be paid to us directly from the insurance carrier and then disbursed to the claimants’ attorneys while the remaining $8.0 million will be paid by the insurance carrier directly to an independent escrow agent responsible for disbursing the funds to the class action suit claimants. Accordingly, we have recorded $12.2 million as an accrued liability with a corresponding receivable from our insurance carrier on our balance sheet as of June 30, 2006. In July 2006, our insurance carrier funded the escrow account with the $8.0 million to be disbursed to the claimants. Under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, funding of the escrow account represents the extinguishment of our liability to the claimants. Accordingly, we will derecognize the $8.0 million receivable and accrued liability in our consolidated financial statements as of September 30, 2006. As part of the settlement of the state derivative action, we have agreed to adopt certain corporate governance enhancements including the formalization of certain Board practices and responsibilities, a Board self-evaluation process, Board and Board Committee term limits (with gradual phase-in) and one-time enhanced independent requirements for a single director to succeed the current shareholder representatives on the Board. Neither we nor any of our current or former directors and officers has made any admission of liability or wrongdoing. The United States District Court has preliminarily approved the settlement of the class action, however, that settlement and the settlement of the derivative actions are all subject to final approval by the courts in which they are pending.
     The related investigation by the Securities and Exchange Commission is ongoing and is not affected by the settlements discussed above.
Termination of Supply Agreement
     On June 6, 2006, following the acquisition of Raylo Chemicals, Inc. (Raylo) by a third party, we received written notice from Raylo of its intention to terminate its supply agreement with us effective June 8, 2008. Raylo manufactures the Targretin active pharmaceutical ingredient for us.
Salk Royalty Buyout
     In August 2006, we paid Salk $0.8 million to exercise an option to buy out milestone payments, other payment sharing obligations and royalty payments due on future sales of bazedoxifene, a product being developed by Wyeth. This payment resulted from a bazedoxifene new drug application (NDA) filed by Wyeth for postmenopausal osteoporosis therapy. We will recognize the $0.8 million payment as development expense in our third quarter 2006 consolidated financial statements.
Resignation of CEO and Appointment of New Interim CEO
     On July 31, 2006, we entered into a separation agreement with David Robinson providing for Mr. Robinson’s resignation as Chairman, President, and Chief Executive Officer of the Company. Under the separation agreement, Mr. Robinson will receive his base salary and certain benefits for 24 months, payable in five equal monthly installments beginning August 1, 2006 and ending December 1, 2006. In addition, the agreement provides for the immediate vesting of Mr. Robinson’s unvested stock options and an extension of the exercise period of his options to January 15, 2007. In connection with the resignation, we will recognize an expense of approximately $2.1 million in our third quarter 2006 financial statements, comprised of cash payments of $1.4 million and stock based compensation of $0.7 million associated with the modification of the vesting and exercise period of the stock options.
     On August 1, 2006, we announced that current director Henry F. Blissenbach had been named Chairman and interim Chief Executive Officer. We have agreed to pay Dr. Blissenbach $75,000 per month, commencing August 1, 2006, subject to cancellation by either party on thirty days’ notice, for his services as Chairman and interim Chief Executive Officer. In addition, Dr. Blissenbach will be eligible to receive incentive compensation of up to 50% of his base salary, but not more than $150,000, based upon his performance of certain objectives to be agreed upon and incorporated into an employment agreement which we and Dr. Blissenbach will enter into. Also, Dr. Blissenbach received a special stock option grant to purchase 150,000 shares of our common stock at an exercise price equal to the closing price of our common stock on August 3, 2006 as reported on The NASDAQ Global Market. These stock options will vest 50% at the end of six months and the remaining 50% will vest at the end of one year, except that all of these stock options will vest upon the appointment of a new Chief Executive Officer. Finally, we will reimburse Dr. Blissenbach for all reasonable expenses incurred in discharging his duties as interim Chief Executive Officer, including, but not limited to commuting costs to San Diego and living and related costs during the time he spends in San Diego.
Results of Operations
     Total revenues for the three and six months ended June 30, 2006 were $48.5 million and $99.4 million compared to $45.8 million and $82.8 million, respectively, for the same 2005 period. Loss from operations was $11.0 million and $148.1 million for the three and six months ended June 30, 2006 compared to $6.5 million and $22.3 million, respectively, for the same 2005 period. Net loss for the three and six months ended June 30, 2006 was $16.0 million ($0.20 per share) and $158.2 million ($2.03 per share) compared to $8.9 million ($0.12 per share) and $27.4 million ($0.37 per share) for the same 2005 period.

Product Sales
     Our product sales for any individual period can be influenced by a number of factors including changes in demand for a particular product, competitive products, the timing of announced price increases, and the level of prescriptions subject to rebates and chargebacks.
     According to IMS data, quarterly prescription market share of AVINZA for the three months ended June 30, 2006 was 3.9% compared to 4.5% for the same 2005 period. We expect that AVINZA prescription market share for the remainder of 2006 will reflect modest, if any, overall share growth in 2006 as market share increases in the commercial retail sector are increasingly offset by declines in the Medicaid segment as marginal Medicaid contracts are terminated. Quarter to quarter declines in prescriptions and overall market share, however, may result from more rapid declines in the Medicaid segment relative to increases in the commercial retail sector.
     We expect that demand for and sales of ONTAK will be positively impacted as further data is obtained from ongoing expanded-use clinical trials and the initiation of new expanded-use trials. The level and timing of any such increases, however, are influenced by a number of factors outside our control, including the accrual of patients and overall progress of clinical trials that are managed by third parties. We also expect that sales of ONTAK will benefit in the second half of 2006 from improving reimbursement rates under certain government reimbursement programs. We may continue to experience quarter to quarter fluctuations in demand, however, as hospitals and clinics administering ONTAK adjust to the changing reimbursement environment.
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
     For the three and six months ended June 30, 2006 and 2005, net product sales recognized under the sell-through method represented approximately 96% of total net product sales in both periods.
     Our total net product sales for the three and six months ended June 30, 2006 were $47.3 million and $95.3 million compared to $41.7 million and $76.8 million for the same 2005 period. A comparison of sales by product is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
AVINZA	$33,651	$27,461	$66,146	$49,458
ONTAK	8,204	8,779	17,386	16,803
Targretin capsules	4,996	4,671	9,998	8,686
Targretin gel and Panretin gel	476	824	1,781	1,833

Total product sales	$47,327	$41,735	$95,311	$76,780

AVINZA
     Sales of AVINZA were $33.7 million and $66.1 million for the three and six months ended June 30, 2006 compared to $27.5 million and $49.5 million, respectively, for the same 2005 period. The increase in sales for the three and six months ended June 30, 2006 reflects the impact of a 7% price increase effective April 1, 2005, as well as a shift in the mix of prescriptions to the higher doses of AVINZA. The change in net sales for the six months ended June 30, 2006 also reflects an approximate 1% increase in prescriptions compared to the prior year period while prescriptions for the three months ended June 30, 2006 experienced a 3% decrease compared to the three months ended June 30, 2005. Additionally, prescriptions for the three months ended June 30, 2006 were 1% lower compared to the three months ended March 31, 2006 and 4% lower compared to the three months ended December 31, 2005. These trends reflect a continuing decrease in prescriptions under Medicaid contracts as marginal Medicaid contracts are terminated, partially offset by increases in prescriptions under managed care contracts and Medicare Part D. The increase in AVINZA net sales for the three and six months ended June 30, 2006, further reflects a reduction in Medicaid rebates of approximately $4.4 million and $6.9 million, respectively, partially offset by an increase in managed care rebates of approximately $0.2 million and $1.6 million, respectively, under contracts with pharmacy benefit manager (PBMs), group purchasing organizations (GPOs), and health maintenance organizations (HMOs), and under Medicare Part D.
     AVINZA net sales for the three and six months ended June 30, 2006 also reflect an approximate charge of $2.1 million for losses expected to be incurred on product returns resulting from a 6% price increase effective July 1, 2006. This compares to a charge of $3.5 million recorded for the three months ended March 31, 2005 in connection with a 7% AVINZA price increase effective April 1, 2005. Upon an announced price increase, we revalue our estimate of deferred product revenue to be returned to recognize the potential higher credit a wholesaler may take upon product return determined as the difference between the new price and the previous price used to value the allowance. The decrease in the charge for the 2006 period is primarily due to lower rates of return on lots that closed out in the first and second quarters of 2006, thereby lowering the historical weighted average rate of return used for estimating the allowance for return losses. AVINZA net sales for the three and six months ended June 30, 2006 also benefited from a reduction in the existing allowance for return losses of $2.4 million and $3.0 million, respectively, due to the lower rates of return on the lots that closed in 2006.
     Any changes to our estimates for Medicaid prescription activity or prescriptions written under our managed care contracts may have an impact on our rebate liability and a corresponding impact on AVINZA net product sales. For example, a 20% variance to our estimated Medicaid and managed care contract rebate accruals for AVINZA as of June 30, 2006 could result in adjustments to our Medicaid and managed care contract rebate accruals and net product sales of approximately $0.3 million and $1.0 million, respectively.
ONTAK
     Sales of ONTAK were $8.2 million and $17.4 million, respectively, for the three and six months ended June 30, 2006 compared to $8.8 million and $16.8 million for the same 2005 period. ONTAK sales for the 2006 periods were positively impacted by a 7% price increase effective January 1, 2005 and the impact of a 4% price increase effective July 1, 2005. Under the sell-through revenue recognition method, price increases do not impact net product sales until the product sells through the distribution channel; therefore the January 2005 increase had no effect on net product sales recognized for the three months ended March 31, 2005.
     ONTAK revenues for the three and six months ended June 30, 2006 compared to the prior year periods were negatively impacted by 16% and 11%, respectively, decrease in wholesaler out-movement due primarily to a decline in the office segment of the market, which was effected by negative changes in the Centers for Medicare and Medicaid Services reimbursement rates. We continue to study and evaluate changes to the Centers for Medicare and Medicaid Services reimbursement rates and expect more favorable reimbursement rates in 2006 compared to 2005. We may continue to experience quarter to quarter fluctuations in demand, however, as hospitals and clinics administering ONTAK adjust to the changing reimbursement environment. For example, ONTAK demand for the quarter ended June 30, 2006 increased 1% from the fourth quarter of 2005 but decreased 8% from the first quarter of 2006.
Targretin capsules
     Net sales of Targretin capsules were $5.0 million and $10.0 million, respectively, for the three and six months ended June 30, 2006 compared to $4.7 million and $8.7 million for the same 2005 period. This increase reflects the effect of a 7% price increase effective January 1, 2005 and a 5% price increase effective July 1, 2005. Under the sell-through revenue recognition method, price increases do not impact net product sales until the product sells-through the distribution channel; therefore the January 2005 increase had no impact on net sales for the three months ended March 31, 2005. Targretin capsules sales for the three and six months ended June 30, 2006 also benefited from a 34% and 42%, respectively, increase in unit sales in Europe compared to the prior year periods.
     In June 2004, the Centers for Medicare and Medicaid Services (CMS) announced formal implementation of the Section 641 Demonstration Program under the Medicare Modernization Act of 2003 including reimbursement under Medicare for Targretin for patients with T-cell lymphoma (CTCL). As a result, we continue to expect improved patient access for Targretin in the second half of 2006.
Collaborative Research and Development and Other Revenue
     Collaborative research and development and other revenues for the three and six months ended June 30, 2006 were $1.1 million and $4.1 million, respectively, compared to $4.1 million and $6.0 million for the same 2005 period. Collaborative research and development and other revenues include reimbursement for ongoing research activities, earned development milestones, and recognition of prior years’ up-front fees previously deferred in accordance with Staff Accounting Bulletin (SAB) No. 101 – “Revenue Recognition”, as amended by SAB 104. Revenue from distribution agreements includes recognition of up-front fees collected upon contract signing and deferred over the life of the distribution arrangement and milestones achieved under such agreements.

     A comparison of collaborative research and development and other revenues is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Collaborative research and development	$784	$862	$1,678	$1,724
Development milestones and other	336	3,202	2,414	4,280

	$1,120	$4,064	$4,092	$6,004

Development milestones and other
     Development milestones for the 2006 period reflect a milestone of $2.0 million earned in the three months ended March 31, 2006 from GlaxoSmithKline in connection with the commencement of Phase III studies of eltrombopag and a $0.3 million milestone earned in the three months ended June 30, 2006 from Wyeth in connection with the filing of an NDA for bazedoxifene. This compares to milestones earned in the six months ended June 30, 2005 of $3.0 million from GlaxoSmithKline and $1.1 million from TAP.
Gross Margin
     Gross margin on product sales was 78.3% for the three months ended June 30, 2006 compared to 74.4% for the same 2005 period. For the six months ended June 30, 2006, gross margin on product sales was 79.0% compared to 71.7% for the same 2005 period. The improvement in the gross margin percentages in 2006 is primarily attributed to the following factors which are further discussed below:
•	Price increases;

•	Lower AVINZA rebates under Medicaid;

•	Lower allowance for return losses;

•	Higher AVINZA net sales to cover the fixed amortization of intangible assets;

•	Lower ONTAK royalty expense.
     Price Increases. Gross margin for the three and six months ended June 30, 2006 compared to the same 2005 periods was positively impacted by a 7% AVINZA price increase effective April 1, 2005; a 7% price increase for our oncology products effective January 1, 2005; and a 4% and 5% price increase for ONTAK and Targretin, respectively, effective July 1, 2005. Under the sell-through revenue recognition method, changes to prices do not impact net product sales and therefore gross margins until the product sells through the distribution channel. Accordingly, the price increases did not have a full period impact on the margins for the three and six months ended June 30, 2005.
     Rebates. The increase in the gross margin percentage for the three and six months ended June 30, 2006 reflects higher net AVINZA sales due to lower Medicaid rebates of approximately $4.4 million and $6.9 million, respectively, partially offset by an increase in managed care rebates of approximately $0.2 million and $1.6 million, under contracts with PBMs, GPOs, and HMOs.
     Allowance for Return Losses. Gross margins for the three months ended March 31, 2005 reflect a $3.5 million reduction in sales for losses expected to be incurred on product returns resulting from an AVINZA price increase, effective April 1, 2005. This compares to a charge of $2.1 million in the three months ended June 30, 2006 for losses expected to be incurred on product returns resulting from a 6% price increase effective July 1, 2006. Upon an announced price increase, we revalue our estimate of deferred product revenue to be returned to recognize the potential higher credit a wholesaler may take upon product return. The decrease in the charge for the 2006 period is primarily due to lower rates of return on lots that closed out in the first and second quarters of 2006, thereby lowering the historical weighted average rate of return used for estimating the allowance for return losses. Additionally, AVINZA net sales for the three and six months ended June 30, 2006 benefited from a reduction in the existing allowances for return losses of $2.4 million and $3.0 million, respectively, due to the lower rates of return on lots that closed in 2006.
     Higher Relative Net Sales of AVINZA. The margin for the three and six months ended June 30, 2006 compared to the prior year periods also benefited from the relative increase in sales of AVINZA. AVINZA represented 71.1% and 69.4%, respectively, of net product sales for the three and six months ended 2006 compared to 65.8% and 64.4%, respectively, for the same 2005 periods. For both AVINZA and ONTAK, we have capitalized license, royalty and technology rights recorded in connection with the acquisition of the rights to those products and accordingly, margins improve as sales of these products increase and there is greater coverage of the fixed amortization of the intangible assets. AVINZA cost of product sold includes the amortization of license and royalty rights capitalized in connection with the restructuring of our AVINZA license and supply agreement in November 2002. The total amount of AVINZA capitalized license and royalty rights, $114.4 million, is being amortized to cost of product sold on a straight-line basis over 15 years.
     Lower ONTAK Royalty Expense. The total amount of ONTAK acquired technology, $45.3 million, is also amortized to cost of product sold on a straight-line basis over 15 years. ONTAK margins were positively impacted during the three and six months ended June 30, 2006 by lower royalty expense as a result of the restructuring of the Company’s royalty obligation to Lilly. Although there was no U.S. royalty owed to Lilly for the three and six months ended June 30, 2005, cost of sales for that period reflects the recognition of deferred royalty expense of approximately $1.1 million and $2.6 million, respectively, for royalties previously paid to Lilly. Under the sell-through revenue recognition method, royalties paid based on shipments to wholesalers are deferred and recognized as the related product sales are recognized. The amount paid to restructure the ONTAK royalty ($33.0 million) is being amortized through 2014, the remaining life of the underlying patent, using the greater of the straight-line method or the expense determined based on the tiered royalty schedule set forth in the restructuring agreement.
     In accordance with SFAS 142, “Goodwill and Other Intangibles” (“SFAS 142”), for both AVINZA and ONTAK, capitalized license and technology rights are amortized on a straight-line basis since the pattern in which the economic benefits of the assets are consumed (or otherwise used up) cannot be reliably determined. At June 30, 2006, acquired technology, products rights and royalty buy-down, net totaled $139.8 million.
     Overall, given the continuing impact of price increases and the fixed level of amortization of the capitalized license, royalty and technology rights, we expect the overall gross margin percentage to increase as sales of AVINZA and ONTAK increase.
Research and Development Expenses
     Research and development expenses were $13.9 million and $26.1 million, respectively, for the three and six months ended June 30, 2006 compared to $14.5 million and $29.3 million for the same 2005 periods. The major components of research and development expenses are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Research
Research performed under collaboration agreements	$1,044	$1,013	$1,968	$1,995
Internal research programs	5,156	5,354	9,891	10,331

Total research	6,200	6,367	11,859	12,326

Development
New product development	5,077	5,227	9,308	11,323
Existing product support (1)	2,618	2,930	4,946	5,610

Total development	7,695	8,157	14,254	16,933

Total research and development	$13,895	$14,524	$26,113	$29,259

(1)	Includes costs incurred to comply with post-marketing regulatory commitments.

     Spending for research expenses was $6.2 million and $11.9 million, respectively, for the three and six months ended June 30, 2006 compared to $6.4 million and $12.3 million for the same 2005 periods. The decrease in internal research program expenses for the three and six months ended June 30, 2006 compared to the same 2005 periods reflects decreased research expenses across several research programs.
     Spending for development expenses decreased to $7.7 million and $14.3 million, respectively, for the three and six months ended June 30, 2006 compared to $8.2 million and $16.9 million for the same 2005 periods reflecting a lower level of expense for both new product development and existing product support. The decrease in expenses for new product development is due primarily to a reduced level of spending on Phase III clinical trials for Targretin capsules in NSCLC. This decrease was partially offset by an increase in LGD4665 thrombopoietin (TPO) and LGD5552 (Glucocorticoid agonist) expenses as our lead drug candidates in these areas were moved to IND track. The decrease in existing product support in 2006 compared to 2005 is primarily due to lower expenses for Targretin capsules and post-marketing regulatory studies. In March 2005, we announced that the final data analysis for Targretin capsules in NSCLC showed that the trials did not meet their endpoints of improved overall survival and projected two-year survival. A retrospective analysis of the data showed that a subset (36%) of patients receiving Targretin that developed high triglycerideimia had significantly better survival. We are continuing to analyze the data and apply it to the continued development of Targretin in NSCLC.
     A summary of our significant internal research and development programs is as follows:

Program	Disease/Indication	Development Phase
AVINZA	Chronic, moderate-to-severe pain	Marketed in U.S.
Phase IV
ONTAK	CTCL	Marketed in U.S., Phase IV
	Chronic lymphocytic leukemia	Phase II
	Peripheral T-cell lymphoma	Phase II
	B-cell Non-Hodgkin’s lymphoma	Phase II
	NSCLC third line	Phase II
Targretin capsules	CTCL	Marketed in U.S. and Europe
	NSCLC first-line	Phase III
	NSCLC monotherapy	Phase II/III
	NSCLC second/third line	Phase II
	Advanced breast cancer	Phase II
	Renal cell cancer	Phase II
Targretin gel	CTCL	Marketed in U.S.
	Hand dermatitis (eczema)	Phase II
	Psoriasis	Phase II
LGD4665 (Thrombopoietin oral mimic)	Idiopathic Thrombocytopenia (ITP), other Thrombocytopenias	IND Track
LGD5552 (Glucocorticoid agonists)	Inflammation, cancer	IND Track

Selective androgen receptor modulators, e.g., LGD3303 (agonist/antagonist)	Male hypogonadism, female & male osteoporosis, male & female sexual dysfunction, frailty. Prostate cancer, hirsutism, acne, androgenetic alopecia.	Pre-clinical
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
Selling, General and Administrative Expense
     Selling, general and administrative expense was $24.6 million and $47.0 million, respectively, for the three and six months ended June 30, 2006 compared to $20.1 million and $39.4 million for the same 2005 periods. The increase is due primarily to legal costs (incurred in connection with the ongoing SEC investigation, shareholder litigation and our strategic alternatives process) which increased by approximately $2.7 million and $4.0 million for the three and six months ended June 30, 2006 compared to the prior year periods. In June 2006, we announced that we had reached a settlement with the plaintiffs in the Company’s shareholder litigation. The amounts to be paid to the plaintiffs and the plaintiffs’ attorneys and a portion of our legal expenses incurred in connection with the shareholder litigation are expected to be covered by proceeds provided under our Directors and Officers (D&O) Liability insurance. Legal expenses incurred during the three months ended June 30, 2006 that were not covered under the D&O policy amounted to approximately $1.4 million.
     General and administrative expenses were also higher for the three and six months ended June 30, 2006 due to higher audit and consultant fees in connection with the completion of the Company’s assessment of internal controls as of December 31, 2005 under the Sarbanes-Oxley Act and consultant costs incurred in the second quarter of 2006 in connection with our 2006 SOX compliance program. A significant portion of the Company’s 2005 assessment of internal controls was performed in 2006 due to the fact that the restatement of our financial statements was not completed until late 2005.
     In addition, AVINZA advertising and promotion expenses increased in the three and six months ended June 30, 2006 compared to the prior year periods when Ligand and Organon shared equally all AVINZA promotion expenses. As part of the AVINZA termination and return of rights agreement entered into in January 2006, discussed under “Overview” above, we are now responsible for all AVINZA advertising and promotion expenses. This increase was partially offset by lower selling and marketing expenses due to the reduction in our AVINZA primary care sales force as discussed under “Recent Developments” above and lower advertising and promotion expenses for our oncology products compared to the prior year periods.
     We expect selling, general and administrative expenses to continue to be higher in the second half of 2006 compared to the prior year due to the ongoing cost of compliance with the Sarbanes-Oxley Act, legal expenses in connection with the SEC investigation and strategic alternatives process and the expenses to be recognized in connection with the employee retention agreements discussed under “Recent Developments” above. These increases are expected to be partially offset by lower sales force expenses as a result of the reduction in our AVINZA primary care sales force.
Co-promotion Expense
     Co-promotion expense due Organon amounted to $11.1 million and $21.9 million, respectively, for the three and six months ended June 30, 2006 compared to $7.0 million and $14.7 million for the same 2005 periods. As discussed under “Overview” above, in connection with the AVINZA termination and return of co-promote rights agreement with Organon, we agreed to pay Organon 23% of net AVINZA product sales through September 30, 2006 as compensation for promotion of the product during the Transition Period. This compares to co-promote expense in the prior year period which was based on 30% of net sales, as per the original co-promotion agreement, determined using the sell-in method of revenue recognition.
     Co-promotion expense for the three and six months ended June 30, 2006 also includes $3.3 million and $6.6 million, respectively, which represents the pro-rata accrual of a $10.0 million payment we agreed to make to Organon in January 2007, provided that Organon achieves its required level of sales calls during the Transition Period. This payment represents an approximation of the fair value of the service element under the agreement during the Transition Period (when the provision to pay 23% of AVINZA net sales is also considered) and, therefore, is recognized as an additional component of co-promotion expense ratably over the Transition Period.

Co-promote Termination Charges
     As discussed above under “Overview”, we entered into a termination and return of AVINZA rights agreement with Organon in January 2006. Co-promote termination charges for the three months ended June 30, 2006 included a $0.4 million credit. This credit reflects a reduction in net present value of the co-promote termination liability resulting from the updated estimate of net AVINZA product sales as of June 30, 2006. Co-promote termination charges recorded in the three months ended March 31, 2006, represent the cost associated with the termination agreement totaling $132.9 million, and are comprised of a $37.75 million payment we agreed to make to Organon in October 2006 and the fair value of subsequent quarterly payments, estimated at approximately $95.2 million as of January 1, 2006, that we will make to Organon based on net product sales of AVINZA, through November 2017. The co-promote termination liability as of June 30, 2006 also includes approximately $6.8 million of accretion expense to reflect the net present value of the liability as of that date which is included in interest expense.
Interest Expense
     Interest expense was $6.2 million and $12.2 million for the three and six months ended June 30, 2006, respectively, compared to $3.0 million and $6.2 million for the same 2005 periods. A comparison of interest expense is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Accretion of interest on co-promote termination liability	$3,500	$—	$6,800	$—
Interest on 6% Convertible Subordinated Notes	1,930	2,329	3,935	4,658
Other interest	726	701	1,488	1,499

Total	$6,156	$3,030	$12,223	$6,157

     The interest expense on the co-promote termination liability reflects the accretion to the current net present value of the liability recorded in connection with the termination of the co-promote agreement with Organon as further discussed under “Recent Developments.” The lower interest expense on the 6% Convertible Subordinated Notes is due to the conversion of a portion of such notes during the six months ended June 30, 2006 also discussed further under “Recent Developments.”
Liquidity and Capital Resources
     We have financed our operations through private and public offerings of our equity securities, collaborative research and development and other revenues, issuance of convertible notes, product sales, capital and operating lease transactions, accounts receivable factoring and equipment financing arrangements, and investment income.
     Working capital was a deficit of $154.5 million at June 30, 2006 compared to a deficit of $102.2 million at December 31, 2005. Cash, cash equivalents, short-term investments and restricted investments totaled $62.6 million at June 30, 2006 compared to $88.8 million at December 31, 2005. We primarily invest our cash in United States government and investment grade corporate debt securities. Restricted investments consist of certificates of deposit held with a financial institution as collateral under equipment financing and third-party service provider arrangements.
Operating Activities
     Operating activities used cash of $26.4 million for the six months ended June 30, 2006 compared to $10.5 million for the same 2005 period. The use of cash for the six months ended June 30, 2006 reflects a higher net loss including the effect of a higher adjustment for non-cash operating expenses for the 2006 period. Non-cash operating expense in 2006 includes the recognition of $2.0 million of stock compensation expense in connection with the adoption of SFAS123(R) and option grants to non-employees. The higher use of cash for the 2006 period is further impacted by changes in operating assets and liabilities due to decreases in deferred revenues net of

$14.5 million and increases in current assets of $10.2 million, partially offset by decreases in inventories, net of $1.5 million, increases in accounts payable and accrued liabilities of $2.9 million, and accounts receivable, net of $2.3 million. As further discussed below, the reconciliation of net loss to net cash used in operating activities for the six months ended June 30, 2006 compared to the prior year period also reflects the accrual of the AVINZA co-promote termination liability due Organon of $139.3 million in connection with the termination and return of rights agreement entered into in January 2006.
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
     For the same 2005 period, use of operating cash was impacted by the changes in operating assets and liabilities primarily due to decreases in accounts receivables, net of $9.8 million and the decrease in other current assets of $4.8 million partially offset by an increase in inventories, net of $3.3 million and a decrease in accounts payable and accrued liabilities of $4.1 million.
Investing Activities
     Investing activities provided cash of $0.9 million for the six months ended June 30, 2006 compared to the use of cash of $49.9 million for the same 2005 period. Cash provided for the six months ended June 30, 2006 primarily reflects proceeds of $1.5 million for the sales of short-term investments net of purchases of short-term investments, partially offset by purchases of property and equipment of $0.7 million. The use of cash for the six months ended June 30, 2005 reflects a $33.0 million payment for the buy-down of ONTAK royalty payments in connection with the amended royalty agreement entered into in November 2004 between the Company and Lilly, $15.2 million of net purchases of short-term investments, $1.1 million of purchases of property and equipment, and a $0.5 million capitalized payment to The Salk Institute for the exercise of an option to buy out royalty payments due on future sales of lasofoxifene for a second indication.
Financing Activities
     Financing activities provided cash of $0.4 million for the six months ended June 30, 2006 compared to $0.7 million for the same 2005 period. Cash provided by financing activities for the six months ended June 30, 2006 includes proceeds from the exercise of employee stock options of $1.5 million partially offset by net payments under equipment financing arrangements of $0.8 million and the repayment of long-term debt of $0.2 million. Cash provided by financing activities for the six months ended June 30, 2005 includes proceeds from the exercise of employee stock options of $0.9 million, partially offset by repayment of long-term debt of $0.2 million.
     Certain of our property and equipment is pledged as collateral under various equipment financing arrangements. As of June 30, 2006, $5.0 million was outstanding under such arrangements with $2.1 million classified as current. Our equipment financing arrangements have terms of three to four years with interest ranging from 4.73% to 10.11%.
     We believe our available cash, cash equivalents, short-term investments and existing sources of funding will be sufficient to satisfy our anticipated operating and capital requirements through at least the next 12 months. Our future operating and capital requirements will depend on many factors, including: the effectiveness of our commercial activities during the transition period of our AVINZA co-promotion agreement with Organon, which will conclude on September 30, 2006, the pace of scientific progress in our research and development programs; the magnitude of these programs; the scope and results of preclinical testing and clinical trials; the time and costs involved in obtaining regulatory approvals; the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims; competing technological and market developments; the efforts of our collaborators; and the cost of production. We will also consider additional equipment financing arrangements similar to arrangements currently in place and sale-leaseback transactions for certain assets.

Leases and Off-Balance Sheet Arrangements
     We lease certain of our office and research facilities under operating lease arrangements with varying terms through July 2015. The agreements provide for increases in annual rents based on changes in the Consumer Price Index or fixed percentage increases ranging from 3% to 7%.
     As of June 30, 2006, we are not involved in any off-balance sheet arrangements.
Contractual Obligations
     As of June 30, 2006, future minimum payments due under our contractual obligations are as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Capital lease obligations (1)	$5,553	$2,483	$2,942	$128	$—
Operating lease obligations	19,732	2,989	4,162	3,890	8,691
Loan payable to bank (2)	13,405	1,191	12,214	—	—
6% Convertible Subordinated Notes (3)	138,957	7,689	131,268	—	—
Organon termination liability (4)(5)	271,374	45,881	28,948	40,164	156,381
Other liabilities (6)	584	105	211	211	57
Retention bonus obligation	2,643	2,643	—	—	—
Distribution service agreements	12,520	10,016	2,504	—	—
Consulting agreements	972	972	—	—	—
Manufacturing agreements	8,859	8,859	—	—	—

Total contractual obligations	$474,599	$82,828	$182,249	$44,393	$165,129

(1) Includes interest payments as follows	$556	$337	$215	$4	$—

(2) Includes interest payments as follows	1,735	834	901	—	—

(3) Includes interest payments as follows	10,807	7,689	3,118	—	—

(4) Includes accretion of interest as follows	132,036	940	7,869	17,705	105,522

(5) Includes $37,750 payment due Organon on or before October 15, 2006.

(6) Includes a liability under a royalty financing agreement.
     As of June 30, 2006, we have net open purchase orders (defined as total open purchase orders at quarter end less any accruals or invoices charged to or amounts paid against such purchase orders) totaling approximately $15.3 million. For the 12 months ended December 31, 2006, we plan to spend approximately $2.4 million on capital expenditures.
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
     In March 2006, we entered into letter agreements with approximately 67 of our key employees, including a number of our executive officers. These letter agreements provide for certain retention or stay bonus payments to be paid in cash under specified circumstances as an additional incentive to remain employed in good standing with the Company. The Compensation Committee of the Board of Directors has approved the Company’s entry into these Agreements. The retention or stay bonus payments generally vest at the end of 2006 and total payments to employees of approximately $2.6 million would be made in January 2007 if all participants qualify for the payments. In accordance with the Statement of Financial Accounting Standard (SFAS) 146, Accounting for Costs

Associated with Exit or Disposal Activities, the cost of the plan is ratably accrued over the term of the agreements, which is approximately 10 months. For the three and six months ended June 30, 2006, the Company recognized approximately $0.8 million and $1.1 million, respectively, of expense under the plan. As an additional retention incentive, certain employees were also granted stock options totaling approximately 122,000 shares at an exercise price of $11.90 per share.
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
     On June 29, 2006, we announced that we reached agreement to settle the securities class action litigation filed in the United States District Court for the Southern District of California against us and certain of our directors and officers. In addition, we also reached agreement to settle the shareholder derivative actions filed on behalf of the Company in the Superior Court of California and the United States District Court for the Southern District of California.
     The settlements, which are subject to court approval, resolve all claims by the parties, including those asserted against Ligand and the individual defendants in these cases. Under the agreements, we will pay a total of $12.2 million in cash in full settlement of all claims. The $12.2 million settlement amount and a portion of our total legal expenses will be funded by our Directors and Officers Liability insurance carrier while the remainder of the legal fees incurred ($1.4 million for the three months ended June 30, 2006) will be paid by us. Of the $12.2 million settlement liability, $4.2 million will be paid to us directly from the insurance carrier and then disbursed to the claimants’ attorneys while the remaining $8.0 million will be paid by the insurance carrier directly to an independent escrow agent responsible for disbursing the funds to the class action suit claimants. Accordingly, we have recorded $12.2 million as an accrued liability with a corresponding receivable from our insurance carrier on our balance sheet as of June 30, 2006. In July 2006, our insurance carrier funded the escrow account with the $8.0 million to be disbursed to the claimants. Under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, funding of the escrow account represents the extinguishment of our liability to the claimants. Accordingly, we will derecognize the $8.0 million receivable and accrued liability in our consolidated financial statements as of September 30, 2006. As part of the settlement of the state derivative action, we have agreed to adopt certain corporate governance enhancements including the formalization of certain Board practices and responsibilities, a Board self-evaluation process, Board and Board Committee term limits (with gradual phase-in) and one-time enhanced independent requirements for a single director to succeed the current shareholder representatives on the Board. Neither we nor any of our current or former directors and officers have made any admission of liability or wrongdoing. The related investigation by the Securities and Exchange Commission is ongoing and is not affected by the settlements discussed above.
     On July 31, 2006, we entered into a separation agreement with David Robinson providing for Mr. Robinson’s resignation as Chairman, President, and Chief Executive Officer of the Company. Under the separation agreement, Mr. Robinson will receive his base salary and certain benefits for 24 months, payable in five equal monthly installments beginning August 1, 2006 and ending December 1, 2006. In addition, the agreement provides for the immediate vesting of Mr. Robinson’s unvested stock options and an extension of the exercise period of his options to January 15, 2007. In connection with the resignation, we will recognize an expense of approximately $2.1 million in our third quarter 2006 financial statements, comprised of cash payments of $1.4 million and stock based compensation of $0.7 million associated with the modification of the vesting and exercise period of the stock options.

     On August 1, 2006, we announced that current director Henry F. Blissenbach had been named Chairman and interim Chief Executive Officer. We have agreed to pay Dr. Blissenbach $75,000 per month, commencing August 1, 2006, subject to cancellation by either party on thirty days’ notice, for his services as Chairman and interim Chief Executive Officer. In addition, Dr. Blissenbach will be eligible to receive incentive compensation of up to 50% of his base salary, but not more than $150,000, based upon his performance of certain objectives to be agreed upon and incorporated into an employment agreement which we and Dr. Blissenbach will enter into. Also, Dr. Blissenbach received a special stock option grant to purchase 150,000 shares of our common stock at an exercise price equal to the closing price of our common stock on August 3, 2006 as reported on The NASDAQ Global Market. These stock options will vest 50% at the end of six months and the remaining 50% will vest at the end of one year, except that all of these stock options will vest upon the appointment of a new Chief Executive Officer. Finally, we will reimburse Dr. Blissenbach for all reasonable expenses incurred in discharging his duties as interim Chief Executive Officer, including, but not limited to commuting costs to San Diego and living and related costs during the time he spends in San Diego.
Critical Accounting Policies
     Certain of our accounting policies require the application of management judgment in making estimates and assumptions that affect the amounts reported in the consolidated financial statements and disclosures made in the accompanying notes. Those estimates and assumptions are based on historical experience and various other factors deemed to be applicable and reasonable under the circumstances. The use of judgment in determining such estimates and assumptions is by nature, subject to a degree of uncertainty. Accordingly, actual results could differ from the estimates made. Management believes that the only material changes during the six months ended June 30, 2006 to the critical accounting policies reported in the Management’s Discussion and Analysis section of our 2005 Annual Report are related to 1) our accounting for the termination and return of the AVINZA co-promotion rights entered into with Organon in January 2006 and, 2) our accounting for stock-based compensation.
Co-Promote Termination Accounting
     As part of the agreement, we will unconditionally pay Organon $37.75 million on or before October 15, 2006, and after the termination, we will make quarterly payments to Organon equal to 6.5% of AVINZA net sales through December 31, 2012 and thereafter 6% through patent expiration, currently anticipated to be November of 2017. The unconditional payment of $37.75 million to Organon and the estimated fair value of the amounts to be paid to Organon after the termination ($101.6 million as of June 30, 2006), based on the net sales of the product (currently anticipated to be paid quarterly through November 2017) were recognized as liabilities and expensed as costs of the termination as of the effective date of the agreement, January 2006.
     Although the quarterly payments to Organon will be based on net reported AVINZA product sales, such payments will not result in current period expense in the period upon which the payment is based, but instead will be charged against the co-promote termination liability. Any changes to our estimates of future net AVINZA product sales, however, will result in a change to the liability which will be recognized as an increase or decrease to earnings in the period such changes are identified. Additionally, we recognize the accretion of interest expense each period to reflect the current net present value of the termination liability. On a quarterly basis, management reviews the carrying value of the co-promote termination liability. Due to assumptions and judgments inherent in determining the estimates of future net AVINZA sales through November 2017, the actual amount of net AVINZA sales used to determine the current fair value of our co-promote termination liability may be materially different from our current estimates. In addition, because of the inherent difficulties of predicting possible changes to the estimates and assumptions used to determine the estimate of future AVINZA product sales, we are unable to quantify an estimate of the reasonably likely effect of any such changes on our results of operations or financial position.
Stock-Based Compensation
     Effective January 1, 2006, our accounting policy related to stock option accounting changed upon our adoption of SFAS No. 123(R), Share-Based Payment. SFAS 123(R) requires us to expense the fair value of employee stock options and other forms of stock-based compensation. Under the fair value recognition provisions of SFAS 123(R), stock-based compensation cost is estimated at the grant date based on the value of the award and is recognized as expense ratably over the service period of the award. Determining the appropriate fair value model and calculating the fair value of stock-based awards requires judgment, including estimating stock price volatility, the risk-free interest rate, forfeiture rates and the expected life of the equity instrument. Expected volatility utilized in the model is based on the historical volatility of the Company’s stock price and other factors. The risk-free interest rate is derived from the U.S. Treasury yield in effect at the time of the grant. The model incorporates forfeiture assumptions based on an analysis of historical data. The expected life of the 2006 grants is derived in accordance with the safe harbor expected term assumptions under Staff Accounting Bulletin No. 107. For the three-and six months ended June 30, 2006, we recorded $1.2 million and $2.0 million, respectively, of stock-based compensation for awards granted to employees and non-employee directors.
     Prior to January 1, 2006, we accounted for options granted to employees in accordance with APB No. 25, “Accounting for Stock Issued to Employees,” and related interpretations and followed the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation.” Therefore, prior to the first quarter of 2006, we did not record any compensation cost related to stock-based awards, as all options granted prior to 2006 had an exercise price equal to the market value of the underlying common stock on the date of grant. Periods prior to our first quarter of 2006 were not restated to reflect the fair value method of expensing stock options. The impact of expensing stock awards on our earnings may be significant and is further described in Note 1 to the notes to the unaudited condensed consolidated financial statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     At June 30, 2006, our investment portfolio included fixed-income securities of $19.8 million. These securities are subject to interest rate risk and will decline in value if interest rates increase. However, due to the short duration of our investment portfolio, an immediate 10% change in interest rates would have no material impact on our financial condition, results of operations or cash flows. At June 30, 2006, we also have certain equipment financing arrangements with variable rates of interest. Due to the relative insignificance of such arrangements, however, an immediate 10% change in interest rates would have no material impact on our financial condition, results of operations, or cash flows. Declines in interest rates over time will, however, reduce our interest income, while increases in interest rates over time will increase our interest expense.
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
     In connection with the preparation of the Form 10-Q for the period ended June 30, 2006, management, under the supervision of the CEO and CFO, conducted an evaluation of disclosure controls and procedures. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2006 due to the material weaknesses described in the Company’s management report on internal control over financial reporting included in Item 9A to its Annual Report on Form 10-K for the year ended December 31, 2005, as filed on March 31, 2006 and described below. As of June 30, 2006, certain of the material weaknesses identified in the 2005 Form 10-K have not been fully remediated. Additionally, since the material weaknesses described below have not been fully remediated, the CEO and CFO conclude that the Company’s disclosure controls and procedures are not effective at a reasonable assurance level as of the end of the fiscal quarter and as of the filing date of the Form 10-Q.
     As of June 30, 2006, management identified the continued existence of the following material weaknesses, which were identified in our 2005 Annual Report, in connection with its assessment of the effectiveness of the Company’s internal control over financial reporting. Although changes have been implemented to our internal controls over financial reporting to address certain of these matters, as further discussed in Item (b) below, management has not completed their own assessment of these control deficiencies and their impact on our internal control over financial reporting.
•	Lack of Sufficient Qualified Accounting Personnel - The Company did not have adequate manpower in its accounting and finance department and lacked sufficient qualified accounting personnel to identify and resolve complex accounting issues in accordance with generally accepted accounting principles. As further discussed below, the Company has a plan in place to recruit and hire new accounting personnel. This has resulted in the hiring of a Director of Corporate Accounting, a Senior Accounting Manager and a Director of Internal Audit in the second quarter of 2006. The Company has also staffed the position of Senior Revenue Recognition Analyst through an internal transfer in the second quarter of 2006 and hired a senior internal auditor and internal audit staff member in the third quarter of 2006. Additionally, the Company has hired a Director of Budget and Financial Analysis in August 2006 to replace the Senior Manager, Budget and Financial Analysis who left the Company in June 2006. The Company is still in the process of recruiting for a Manager of Revenue Recognition. While management believes that it has appropriately designed the organization structure of its accounting and finance department and has made significant progress in staffing key positions, the Company is not yet in a position to conclude that this weakness has been fully remediated.

•	Financial Statement Close Procedures - The Company did not have adequate financial reporting and close procedures. As further discussed below, the Company has implemented new procedures and controls to remediate this weakness. Such remediation efforts, however, were not fully implemented until the fourth quarter of 2005. While management believes the controls with respect to the financial statement close procedures were appropriately designed and effective at June 30, 2006, the timing of the implementation of the remediation efforts and the Company’s program to test, assess, and conclude as to the effectiveness of such remediation efforts (and considering that the remediation efforts described above in qualified accounting personnel were not completed until the second and third quarters of 2006) resulted in management’s inability to conclude that such controls were operating effectively for a reasonable period of time prior to June 30, 2006.

•	Internal Audit. The Company did not maintain an independent effective Internal Audit department. This material weakness resulted from: 1) the Internal Audit department being redirected during the second, third and fourth quarters of 2005 to assist with the restatement of the Company’s consolidated financial statements; and 2) the resignation of the Director of Internal Audit on December 2, 2005. As a result, the Company’s Internal Audit department executed only a small portion of the activities contemplated to be performed pursuant to the 2005 internal audit plan. In late December 2005, the Company engaged a nationally recognized external consulting firm to perform the activities of the Internal Audit department, including the Company’s compliance efforts with respect to Section 404 of the Sarbanes Oxley Act of 2002. Additionally, during the second quarter of 2006, the Company hired a Director of Internal Audit who commenced employment in the second quarter of 2006 and hired a senior internal auditor and an internal audit staff member in the third quarter of 2006. The Company’s internal audit plan for 2006 was approved by the Company’s Audit Committee in the third quarter of 2006.

•	Spreadsheet Controls. In connection with the change in the Company’s revenue recognition for product sales from the sell-in method to the sell-through method, the use of spreadsheets has become a pervasive and integral part of the Company’s financial accounting, quarter-end close, and financial reporting processes. The Company did not have, however, effective end user general controls over the access, change management and validation of spreadsheets used in its financial processes, nor did the Company have formal policies and procedures in place relating to the use of spreadsheets. As more fully discussed below, management has commenced the implementation of policies and procedures relating to spreadsheet management which are designed to ensure that adequate control activities exist surrounding significant spreadsheets. These policies and procedures, which include controls relating to data integrity, version control, and restricted access to such spreadsheets, were implemented and are considered to be operating effectively for the Company’s key revenue recognition spreadsheets as of June 30, 2006 and are expected to be fully implemented for all key spreadsheets in the third quarter of 2006. Considering the significant reliance on spreadsheets in the current period and given that the implementation of the policies and procedures described above are still in process as of June 30, 2006, the continuing deficiencies discussed above surrounding the use of spreadsheets have been assessed to be a material weakness as of June 30, 2006.

•	Segregation of Duties. Management identified certain members of the Company’s accounting and finance department who had accounting system access rights that are incompatible with the current roles and duties of such individuals. This control deficiency was identified as of December 31, 2004. However, when considered in conjunction with the material weaknesses surrounding internal audit and monitoring controls discussed herein, this control deficiency was elevated to a material weakness as of December 31, 2005. In the first and second quarters of 2006, the Company terminated access rights for those individuals who were determined to have system access incompatible with their job functions. While management believes the controls with respect to segregation of duties were appropriately designed and effective at June 30, 2006, the timing of the implementation of the remediation efforts and the Company’s program to test, assess, and conclude as to the effectiveness of such remediation efforts resulted in management’s inability to conclude that such controls were operating effectively for a reasonable period of time prior to June 30, 2006.

•	Monitoring Controls. As a result of the demands placed on the Company’s accounting and finance department with respect to the Company’s accounting restatement in 2005, management did not properly maintain the Company’s documentation of internal control over financial reporting during 2005 to reflect changes in internal control over financial reporting and as a result did not substantively commence the process to update such documentation and complete its assessment until December 2005. Further, the restatement process which occurred in 2005 resulted in the delayed performance of certain control procedures in the period-end close process. Accordingly, management determined that this control deficiency constituted a material weakness as of December 31, 2005. As discussed below, management has implemented procedures to ensure more timely maintenance of internal control documentation and execution of its monitoring controls over its internal controls over financial reporting. However, such procedures were not fully implemented until the second quarter 2006 which precluded management’s ability to test, assess, and conclude as to the effectiveness of such remediated internal controls for a reasonable period of time prior to June 30, 2006.

     As of June 30, 2006, certain of the material weaknesses identified in the 2005 Form 10-K, as listed below, have been assessed, as further discussed in Item (b) below, by management to be fully remediated. BDO Seidman LLP, our independent registered public accountants, has not performed any procedures to review our remediation efforts.
•	Revenue Recognition – The Company did not have effective controls and procedures to ensure that revenues were recognized in accordance with generally accepted accounting principles. As further discussed below, the Company has implemented new revenue recognition models and related internal controls to remediate this weakness. Such remediation efforts, however, were not fully implemented until the fourth quarter of 2005. Management believes the controls with respect to revenue recognition were appropriately designed and effective at June 30, 2006, as further discussed in Item (b) below.

•	Record Keeping and Documentation - The Company did not have adequate record keeping and documentation supporting the decisions made and the accounting for complex transactions. As further discussed below, the Company has implemented new procedures and controls to remediate this weakness. Such remediation efforts, however, were not fully implemented until the fourth quarter of 2005. Management believes the controls with respect to record keeping were appropriately designed and effective at June 30, 2006, as further discussed in Item (b) below.
b) Remediation Steps to Address Material Weaknesses
     Revenue Recognition
•	During 2005, the Company’s finance and accounting department, with the assistance of outside expert consultants, developed accounting models to recognize sales of its domestic products, except Panretin, under the sell-through revenue recognition method in accordance with generally accepted accounting principles. In connection with the development of these models, the Company also implemented a number of new and enhanced controls and procedures to support the sell-through revenue recognition accounting models. These controls and procedures include approximately 35 revenue models used in connection with the sell-through revenue recognition method including related contra-revenue models and demand reconciliations to support and assess the reasonableness of the data and estimates, which includes information and estimates obtained from third-parties.

•	During the fourth quarter of 2005, the accounting and finance department completed the implementation of procedures surrounding the month-end close process to ensure that the information and estimates necessary for reporting product revenues under the sell-through method to facilitate a timely period-end close were available.

•	A training program for employees and consultants involved in the revenue recognition accounting has been developed and took place during the fourth quarter of 2005. In 2006, additional training will be provided and updated as considered necessary.

•	The Company has staffed the position of Senior Revenue Recognition Analyst in the second quarter of 2006 and has implemented additional reviews over the revenue recognition area by senior accounting and finance personnel. While management continues to recruit for a Manager of Revenue Recognition, it believes that the measures identified above are sufficient to address the control considerations surrounding revenue recognition.

•	Certain of the remediation efforts described above relating to the new revenue recognition models and related controls were not implemented until the fourth quarter of 2005. Management believes the controls with respect to revenue recognition were appropriately designed and effective at June 30, 2006.

Record Keeping and Documentation
•	The Company has implemented improved procedures for analyzing, reviewing, and documenting the support for significant and complex transactions. Documentation for all complex transactions is now maintained by the Corporate Controller.

•	The Company’s accounting and finance and legal departments developed a formal internal policy during the fourth quarter of 2005 entitled “Documentation of Accounting Decisions,” regarding the preparation and maintenance of contemporaneous documentation supporting accounting transactions and contractual interpretations. The formal policy provides for enhanced communication between the Company’s finance and legal personnel.

•	The remediation efforts described above were not implemented until the fourth quarter of 2005. Management believes the controls with respect to record keeping and documentation were appropriately designed and effective at June 30, 2006.
Lack of Sufficient Qualified Accounting Personnel
•	As discussed above, the Company’s Director of Internal Audit resigned effective December 2, 2005. In December 2005, the Company retained a nationally recognized external consulting firm to assist the Internal Audit department and oversee the Company’s ongoing compliance effort under Section 404 of the Sarbanes Oxley Act of 2002 until a permanent replacement for the Company’s Director of Internal Audit was hired. During the second quarter of 2006, the Company hired a Director of Internal Audit, who is a certified public accountant and who commenced employment in May 2006.

•	During 2005, the Company engaged expert accounting consultants to assist the Company’s accounting and finance department with a number of activities, including the management and implementation of controls surrounding the Company’s new sell-through revenue recognition models, the administration of existing controls and procedures, preparation of the Company’s SEC filings and the documentation of complex accounting transactions.

•	The Company hired additional senior accounting personnel who are certified public accountants including, as discussed above, a Director of Corporate Accounting, a Director of Internal Audit and a Senior Accounting Manager. The Company has also staffed the position of Senior Revenue Recognition Analyst through an internal transfer in the second quarter of 2006 and hired a senior internal auditor and internal audit staff member in the third quarter of 2006. Additionally, the Company has hired a Director of Budget and Financial Analysis in August 2006 to replace the Senior Manager, Budget and Financial Analysis who left the Company in June 2006.

•	While management believes that it has appropriately designed the organization structure of its finance department and has made significant progress in staffing key positions, the Company is not yet in a position to conclude that this weakness has been fully remediated.
Financial Statement Close Procedures
•	The Company has designed and implemented process improvements concerning the Company’s financial reporting and close procedures. A training session for all finance department employees and consultants involved in the financial statement close process took place during the fourth quarter of 2005. Additionally, an ongoing periodic training update/program has been implemented to conduct training sessions on a regular quarterly basis to provide training to its finance and accounting personnel and to review procedures for timely and accurate preparation and management review of documentation and schedules to support the Company’s financial reporting and period-end close process. As discussed above, the additional management personnel hired by the finance department will also help ensure that all documentation necessary for the financial reporting and period-end close procedures is properly prepared and reviewed.

•	The remediation efforts described above were not implemented until the fourth quarter of 2005 (and the remediation efforts described above in qualified accounting personnel was not substantially completed until the second and third quarters of 2006), which precluded management’s ability to test, assess, and conclude as to the effectiveness of such remediated internal controls for a reasonable period of time prior to June 30, 2006.
Internal Audit
•	As discussed under the caption Lack of Sufficient Qualified Accounting Personnel above, the Company hired a Director of Internal Audit, who commenced employment in the second quarter of 2006 and hired a senior internal auditor and internal audit staff member in the third quarter of 2006. Until the Director of Internal Audit commenced employment, the Company engaged a nationally recognized external consulting firm to perform the functions of the Internal Audit department. The internal audit plan for 2006 was approved by the Company’s Audit Committee in the third quarter of 2006.
Spreadsheet Controls
•	Revenue Spreadsheet Controls. The Company has implemented new revenue recognition models and related internal controls to remediate this weakness. Such remediation efforts, however, were not fully implemented until the fourth quarter of 2005. As of June 30, 2006, the Company believes that the controls surrounding the revenue spreadsheets were appropriately designed and effective.
•	Non-Revenue Spreadsheet Controls. Commencing in the first quarter of 2006 and continuing thereafter, management identified and categorized significant spreadsheets using qualitative measures of financial risk and complexity. After being inventoried, the spreadsheets are subject to standardized control activity testing, ensuring that any deficiencies in such spreadsheets relating to security, change management, input validation, documentation, and segregation of duties are addressed. Management has commenced the implementation of policies and procedures relating to spreadsheet management which are designed to ensure that adequate control activities exist surrounding significant spreadsheets. These policies and procedures, which include controls relating to data integrity, version control, and restricted access to such spreadsheets, are expected to be fully implemented in the third quarter of 2006.
Segregation of Duties
•	In the first quarter of 2006, management identified those members of the Company’s accounting and finance department who had accounting system access rights that were incompatible with the current roles and duties of such individuals and subsequently terminated the access rights for those individuals. On a quarterly basis, commencing with the first quarter of 2006, management monitors the accounting system access rights of those employees with access to the accounting software systems to identify any grants of incompatible user access rights or any user access rights resulting from subsequent changes or modifications to the Company’s internal control structure.
Monitoring Controls
•	As discussed under the caption Internal Audit above, the Company hired a Director of Internal Audit, who commenced employment in the second quarter of 2006. Additionally, prior to the Director of Internal Audit commencing employment, the Company engaged and continues to use a nationally recognized external consulting firm to assist with internal audit services. As part of this service, these consultants are responsible for assisting management with updating and maintaining the Company’s documentation of internal control over financial reporting. The consultants will also assist with the testing of such internal controls and in monitoring the progress of any ongoing and newly identified remediation efforts to help ensure the timely completion of the Company’s 2006 monitoring program.

     Independent Registered Public Accountants
     BDO Seidman LLP, our independent registered public accountants, has not performed any procedures to review our remediation efforts.
c) Changes in Internal Control Over Financial Reporting
     Except for the changes in connection with the remediation efforts performed in regard to the material weaknesses described above, there were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Securities Litigation
     Since August 2004, the Company has been involved in several securities class action and shareholder derivative actions which followed announcements by the Company in 2004 and the subsequent restatement of its financial results in 2005. In June 2006, we announced that these lawsuits had been settled, subject to certain conditions such as court approval.
Background
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
     Beginning on or about August 13, 2004, several derivative actions were filed on behalf of the Company by individual stockholders in the Superior Court of California. The complaints name the Company’s directors and certain of its officers as defendants and name the Company as a nominal defendant. The complaints are based on the same facts and circumstances as the purported class actions discussed in the previous paragraph and generally allege breach of fiduciary duties, abuse of control, waste and mismanagement, insider trading and unjust enrichment. These actions were in the discovery phase.
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
The Settlement Agreements
     The Company has entered into agreements to resolve all claims by the parties in each of these matters, including those asserted against the Company and the individual defendants in these cases. Under the agreements, we will pay a total of $12.2 million in cash in full settlement of all claims. The $12.2 million settlement amount and a portion of our total legal expenses will be funded by our Directors and Officers Liability insurance carrier while the remainder of the legal fees incurred ($1.4 million for the three months ended June 30, 2006) will be paid by us. Of the $12.2 million settlement liability, $4.2 million will be paid to us directly from the insurance carrier and then disbursed to the claimants’ attorneys while the remaining $8.0 million will be paid by the insurance carrier directly to an independent escrow agent responsible for disbursing the funds to the class action suit claimants. Accordingly, we have recorded $12.2 million as an accrued liability with a corresponding receivable from our insurance carrier on our balance sheet as of June 30, 2006. In July 2006, our insurance carrier funded the escrow account with the $8.0 million to be disbursed to the claimants. Under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, funding of the escrow account represents the extinguishment of our liability to the claimants. Accordingly, we will derecognize the $8.0 million receivable and accrued liability in our consolidated financial statements as of September 30, 2006. As part of the settlement of the state derivative action, we have agreed to adopt certain corporate governance enhancements including the formalization of certain Board practices and responsibilities, a Board self-evaluation process, Board and Board Committee term limits (with gradual phase-in) and one-time enhanced independent requirements for a single director to succeed the current shareholder representatives on the Board. Neither we nor any of our current or former directors and officers have made any admission of liability or wrongdoing. The United States District Court has preliminarily approved the settlement of the class action, however, that settlement and the settlement of the derivative actions are all subject to final approval by the courts in which they are pending.
SEC Investigation and Other Matters
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
     The Company’s subsidiary, Seragen, Inc. and Ligand, were named parties to Sergio M. Oliver, et al. v. Boston University, et al., a putative shareholder class action filed on December 17, 1998 in the Court of Chancery in the State of Delaware in and for New Castle County, C.A. No. 16570NC, by Sergio M. Oliver and others against Boston University and others, including Seragen, its subsidiary Seragen Technology, Inc. and former officers and directors of Seragen. The complaint, as amended, alleged that Ligand aided and abetted purported breaches of fiduciary duty by the Seragen related defendants in connection with the acquisition of Seragen by Ligand and made certain misrepresentations in related proxy materials and seeks compensatory and punitive damages of an unspecified amount. On July 25, 2000, the Delaware Chancery Court granted in part and denied in part defendants’ motions to dismiss. Seragen, Ligand, Seragen Technology, Inc. and the Company’s acquisition subsidiary, Knight Acquisition Corporation, were dismissed from the action. Claims of breach of fiduciary duty remain against the remaining defendants, including the former officers and directors of Seragen. The court certified a class consisting of shareholders as of the date of the acquisition and on the date of the proxy sent to ratify an earlier business unit sale by Seragen. On January 20, 2005, the Delaware Chancery Court granted in part and denied in part the defendants’ motion for summary judgment. Prior to trial, several of the Seragen director-defendants reached a settlement with the plaintiffs. The trial in this action then went forward as to the remaining defendants and concluded on February 18, 2005. On April 14, 2006, the court issued a memorandum opinion finding for the plaintiffs and against Boston University and individual directors affiliated with Boston University on certain claims. The opinion awards damages on these claims in the amount of approximately $4.8 million plus interest. Judgment, however, has not been entered and the matter is subject to appeal. While Ligand and its subsidiary Seragen have been dismissed from the action, such dismissal is also subject to appeal and Ligand and Seragen may have possible indemnification obligations with respect to certain defendants. As of June 30, 2006, the Company has not accrued an indemnification obligation based on its assessment that the Company’s responsibility for any such obligation is not probable or estimable.
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
Risks Related To Us and Our Business.
The restatement of our consolidated financial statements has had a material adverse impact on us, including increased costs and the increased possibility of legal or administrative proceedings.
     We determined that our consolidated financial statements for the years ended December 31, 2002 and 2003, and as of and for the quarters of 2003, and for the first three quarters of 2004, as described in more detail in our 2004 10-K, should be restated. As a result of these events, we have become subject to a number of additional risks and uncertainties, including:
•	We incurred substantial unanticipated costs for accounting and legal fees in 2005 in connection with the restatement. Although the restatement is complete, we expect to continue to incur unanticipated accounting and legal costs as noted below.

•	We were named in a number of lawsuits that began in August 2004 and an additional lawsuit filed in October 2005 claiming to be class actions and shareholder derivative actions. While we have agreed to settle this litigation, the settlements are subject to court approval. If not approved we could face substantial additional legal fees or judgments in excess of our insurance policy limits and management distraction.

•	The Securities and Exchange Commission (SEC) has instituted a formal investigation of the Company’s consolidated financial statements. This investigation will likely divert more of our management’s time and attention and cause us to incur substantial costs. Such investigations can also lead to fines or injunctions or orders with respect to future activities, as well as further substantial costs and diversion of management time and attention.
Material weaknesses or deficiencies in our internal control over financial reporting could harm stockholder and business confidence on our financial reporting, our ability to obtain financing and other aspects of our business.
     Maintaining an effective system of internal control over financial reporting is necessary for us to provide reliable financial reports. As disclosed in the Company’s 2005 Annual Report on Form 10-K, management’s assessment of the Company’s internal control over financial reporting identified material weaknesses in the Company’s internal controls surrounding (i) the accounting for revenue recognition; (ii) record keeping and documentation; (iii) accounting personnel; (iv) financial statement close procedures; (v) the inability of the Company to maintain an effective independent Internal Audit Department; (vi) the existence of ineffective spreadsheet controls used in connection with the Company’s financial processes, including review, testing, access and integrity controls; (vii) the existence of accounting system access rights granted to certain members of the Company’s accounting and finance department that are incompatible with the current roles and duties of such individuals (i.e., segregation of duties); and (viii) the inability of management to properly maintain the Company’s documentation of the internal control over financial reporting during 2005 or to substantively commence the process to update such documentation and assessment until December 2005. We have not fully remediated these material weaknesses and as a result, management continues to conclude that we did not maintain effective internal control over financial reporting as of June 30, 2006.
     Because we have concluded that our internal control over financial reporting is not effective as of June 30, 2006 and our independent registered public accounting firm issued a disclaimer opinion on the effectiveness of our internal controls as of December 31, 2005 due to our inability to make a timely assessment of the effectiveness of our internal controls, and to the extent we identify future weaknesses or deficiencies, there could be material misstatements in our consolidated financial statements and we could fail to meet our financial reporting obligations. As a result, we could be delisted from the NASDAQ Global Market, our ability to obtain additional financing, or obtain additional financing on favorable terms, could be materially and adversely affected, each of which, in turn, could materially and adversely affect our business, our strategic alternatives, our financial condition and the market value of our securities. In addition, perceptions of us could also be adversely affected among customers, lenders, investors, securities analysts and others. Current material weaknesses or any future weaknesses or deficiencies could also hurt confidence in our business and consolidated financial statements and our ability to do business with these groups.
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
     Under the sell-through revenue recognition method, future product sales and gross margins may be affected by the timing of certain gross to net sales adjustments including the cost of certain services provided by wholesalers under distribution service agreements, and the impact of price increases. Cost of products sold and therefore gross margins for our products may also be further impacted by changes in the timing of revenue recognition. Additionally, our revenue recognition models incorporate a significant amount of third party data from our wholesalers and IMS. Such data is subject to estimates and as such, any changes or corrections to these estimates identified in later periods, such as changes or corrections occurring as a result of natural disasters or other disruptions could affect the revenue that we report in future periods.
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
     We have developed revenue recognition models under the sell-through method that are unique to the Company’s business and therefore are highly complex and not widely used in the pharmaceutical industry. The revenue recognition models incorporate a significant amount of third party data from our wholesalers and IMS. To effectively maintain the revenue recognition models, we depend to a considerable degree upon the timely and accurate reporting to us of such data from these third parties and our key accounting and finance personnel to accurately interpolate such data into the models. If the third party data is not calculated on a consistent basis and reported to us on an accurate or timely basis or we lose any of our key accounting and finance personnel, the accuracy of our consolidated financial statements could be materially affected. This could cause future delays in our earnings announcements, regulatory filings with the SEC, and potential delisting from the NASDAQ Global Market.
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
     The unconditional payment of $37.75 million to Organon and the estimated fair value of the amounts to be paid to Organon after the termination ($101.6 million as of June 30, 2006), based on the net sales of the product (currently anticipated to be paid quarterly through November 2017) were recognized as liabilities and expensed as costs of the termination as of the effective date of the agreement, January 2006. Additionally, the conditional payment of $10.0 million, which represents the approximation of the fair value of that service element of the agreement, is being recognized ratably as additional co-promotion expense over the Transition Period.
     Although the quarterly payments to Organon will be based on net reported AVINZA product sales, such payments will not result in current period expense in the period upon which the payment is based, but instead will be charged against the co-promote termination liability. The accretion to the current net present value for each reporting period will, however, be recognized as interest expense for that period at a rate of 15%, the discount rate used to initially value this component of the termination liability. Additionally, any changes to our estimates of future net AVINZA product sales (including for events, circumstances, changes in trends, and/or strategic decisions taken with respect to the product) will be recognized as an increase or decrease to earnings in the period such changes are identified. Any such changes could be material and potentially result in adjustments to our consolidated statements of operations that are inconsistent with the underlying trend in AVINZA product sales.
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
Our small number of products and our dependence on partners and other third parties mean our results are vulnerable to setbacks with respect to any one product.
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
     We were founded in 1987. We have incurred significant losses since our inception. At June 30, 2006, our accumulated deficit was approximately $989.2 million. We began receiving revenues from the sale of pharmaceutical products in 1999. To consistently be profitable, we must successfully develop, clinically test, market and sell our products. Even if we consistently achieve profitability, we cannot predict the level of that profitability or whether we will be able to sustain profitability. We expect that our operating results will fluctuate from period to period as a result of differences in when we incur expenses and receive revenues from product sales, collaborative arrangements and other sources. Some of these fluctuations may be significant.
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
Our revenues are dependent on maintaining an effective marketing and sales capability in the United States and Europe which is expensive and time-consuming and may increase our operating losses.
     Maintaining an effective sales force to market and sell products is difficult, expensive and time-consuming. We have developed a US sales force of approximately 119 people as of June 30, 2006. We also rely on third-party distributors to distribute our products. The distributors are responsible for providing many marketing support services, including customer service, order entry, shipping and billing and customer reimbursement assistance. In Europe, we currently rely on other companies to distribute and market our products. We have entered into agreements for the marketing and distribution of our products in territories such as the United Kingdom, Germany, France, Spain, Portugal, Greece, Italy and Central and South America and have established a subsidiary, Ligand Pharmaceuticals International, Inc., with a branch in London, England, to coordinate our European marketing and operations. Our reliance on these third parties means our results may suffer if any of them are unsuccessful or fail to perform as expected. We may not be able to continue to expand our sales and marketing capabilities sufficiently to successfully commercialize our products in the territories where they receive marketing approval. With respect to our co-promotion or licensing arrangements, for example our co-promotion agreement for AVINZA, which is currently in transition, any revenues we receive will depend substantially on the marketing and sales efforts of others, which may or may not be successful.
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
     We currently estimate our research and development expenditures over the next 3 years to range between $180 million and $225 million. However, we base our outlook regarding the need for funds on many uncertain variables. Such uncertainties include regulatory approvals, the timing of events outside our direct control such as product launches by partners and the success of such product launches, negotiations with potential strategic partners, possible sale of assets or other transactions resulting from our strategic alternatives evaluation process which is ongoing, and other factors. Any of these uncertain events can significantly change our cash requirements as they determine such one-time events as the receipt of major milestones and other payments.
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
     We have incurred losses since our inception and may not generate positive cash flow to fund our operations for one or more years. As a result, we may need to complete additional equity or debt financings to fund our operations. Our inability to obtain additional financing could adversely affect our business. Financings may not be available at all or on favorable terms. In addition, these financings, if completed, still may not meet our capital needs and could result in substantial dilution to our stockholders. For instance, in April 2002 and September 2003 we issued an aggregate of 7.7 million shares of our common stock in private placement offerings. In addition, in November 2002 we issued in a private placement $155.3 million in aggregate principal amount of our 6% convertible subordinated notes due 2007, which could be converted into 25,149,025 shares of our common stock. During the six months ended June 30, 2006, holders of notes with a face value of $27.1 million (approximately 17% of total outstanding notes) converted their notes into approximately 4.4 million shares of our common stock.
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
     Some of the drugs that we are developing and marketing will compete with existing treatments. In addition, several companies are developing new drugs that target the same diseases that we are targeting and are taking IR-related approaches to drug development. The principal products competing with our products targeted at the cutaneous t-cell lymphoma market are Supergen/Abbott’s Nipent and interferon, which is marketed by a number of companies, including Schering-Plough’s Intron A. Products that compete with AVINZA include Purdue Pharma L.P.’s OxyContin and MS Contin, Janssen Pharmaceutica L.P.’s Duragesic, aai Pharma’s Oramorph SR, Alpharma’s Kadian, and generic sustained release morphine sulfate, oxycodone and fentanyl. New generic, A/B substitutable or other competitive products may also come to market and compete with our products, reducing our market share and revenues. Many of our existing or potential competitors, particularly large drug companies, have greater financial, technical and human resources than we do and may be better equipped to develop, manufacture and market products. Many of these companies also have extensive experience in preclinical testing and human clinical trials, obtaining FDA and other regulatory approvals and manufacturing and marketing pharmaceutical products. In addition, academic institutions, governmental agencies and other public and private research organizations are developing products that may compete with the products we are developing. These institutions are becoming more aware of the commercial value of their findings and are seeking patent protection and licensing arrangements to collect payments for the use of their technologies. These institutions also may market competitive products on their own or through joint ventures and will compete with us in recruiting highly qualified scientific personnel.
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
     We currently have no manufacturing facilities, and we rely on others for clinical or commercial production of our marketed and potential products. In addition, some raw materials necessary for the commercial manufacturing of our products are custom and must be obtained from a specific sole source. Elan manufactures AVINZA for us, Cambrex manufactures ONTAK active pharmaceutical ingredient for us, manufactures the Targretin active pharmaceutical ingredient, and Cardinal Health manufactures Targretin capsules for us. Raylo was recently acquired by a third party and gave us notice in June 2006 that our contract with it will terminate in two years. We will need to replace this manufacturing capability in time to ensure uninterrupted supply of Targretin to the market. If we are unable to timely identify and contract with another manufacturer, or if such manufacturer is delayed in receiving regulatory approval or beginning a successful manufacturing program, our sales of Targretin could be harmed.
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
     In addition, if we are unable to supply products in development, our ability to conduct preclinical testing and human clinical trials will be adversely affected. This in turn could also delay our submission of products for regulatory approval and our initiation of new development programs. In addition, although other companies have manufactured drugs acting through IRs on a commercial scale, we may not be able to translate our core technologies or other technologies into drugs that can be manufactured at costs or in quantities to make marketable products.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     On April 17, 2006, an aggregate of approximately 3,125 shares of our common stock was issued to a former employee of the Company in connection with an option exercise under the Company’s 2002 stock option plan. We received approximately $31,100 from the option exercise. The issuance of shares of Company common stock to such individual was exempt under Section 4(2) and/or Regulation D of the Securities Act. The resale of these shares has been subsequently registered on a post-effective amendment No. 1 to Form S-1 filed on April 12, 2006 and declared effective on April 25, 2006.
     During the six months ended June 30, 2006, convertible notes with a face value of $27.1 million were converted into approximately 4.4 million shares of common stock. Each of the recipients that was issued shares upon conversion of the convertible notes was an institutional investor which had previously held the Company’s convertible notes. The issuance of shares of Company common stock to such investors was exempt under Section 3(a)(9) or alternatively under Section 4(2) and Regulation D of the Securities Act.

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1 (1)	Amended and Restated Certificate of Incorporation of the Company. (Filed as Exhibit 3.2).

3.2 (1)	Bylaws of the Company, as amended. (Filed as Exhibit 3.3).

3.3 (2)	Amended Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Company.

3.5 (3)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company dated June 14, 2000.

3.6 (4)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company dated September 30, 2004.

3.7 (5)	Amendment to the Bylaws dated November 13, 2005 (Filed as Exhibit 3.1).

4.1 (6)	Specimen stock certificate for shares of Common Stock of the Company.

4.2 (7)	Preferred Shares Rights Agreement, dated as of September 13, 1996, by and between the Company and Wells Fargo Bank, N.A. (Filed as Exhibit 10.1).

4.3 (8)	Amendment to Preferred Shares Rights Agreement, dated as of November 9, 1998, between the Company and ChaseMellon Shareholder Services, L.L.C., as Rights Agent. (Filed as Exhibit 99.1).

4.4 (9)	Second Amendment to the Preferred Shares Rights Agreement, dated as of December 23, 1998, between the Company and ChaseMellon Shareholder Services, L.L.C., as Rights Agent (Filed as Exhibit 1).

4.7 (10)	Fourth Amendment to the Preferred Shares Rights Agreement and Certification of Compliance with Section 27 Thereof, dated as of October 3, 2002, between the Company and Mellon Investor Services LLC, as Rights Agent.

4.9 (11)	Indenture dated November 26, 2002, between Ligand Pharmaceuticals Incorporated and J.P. Morgan Trust Company, National Association, as trustee, with respect to the 6% convertible subordinated notes due 2007. (Filed as Exhibit 4.3).

4.10 (11)	Form of 6% Convertible Subordinated Note due 2007. (Filed as Exhibit 4.4).

4.11 (11)	Pledge Agreement dated November 26, 2002, between Ligand Pharmaceuticals Incorporated and J.P. Morgan Trust Company, National Association. (Filed as Exhibit 4.5).

4.12 (11)	Control Agreement dated November 26, 2002, among Ligand Pharmaceuticals Incorporated, J.P. Morgan Trust Company, National Association and JP Morgan Chase Bank. (Filed as Exhibit 4.6).

4.13 (12)	Amended and Restated Preferred Shares Rights Agreement dated as of March 30, 2004, which includes as Exhibit A the Form of Rights Certificate and as Exhibit B the Summary of Rights.

10.293	First Amendment to the Manufacturing and Packaging Agreement between Cardinal Health PTS, LLC and Ligand Pharmaceuticals Incorporated (with certain confidential portions omitted).

31.1	Certification by Principal Executive Officer, Pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer, Pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description
32.1	Certification by Principal Executive Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Registration Statement on Form S-4 (No. 333-58823) filed on July 9, 1998.

(2)	This exhibit was previously filed as part of and is hereby incorporated by reference to same numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 1999.

(3)	This exhibit was previously filed as part of, and are hereby incorporated by reference to the same numbered exhibit filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

(4)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004.

(5)	This exhibit was previously filed as part of, and is being incorporated by reference to the number exhibit filed with the Company’s current report on Form 8-K filed on November 14, 2005.

(6)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Registration Statement on Form S-1 (No. 33-47257) filed on April 16, 1992 as amended.

(7)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Registration Statement on Form S-3 (No. 333-12603) filed on September 25, 1996, as amended.

(8)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Registration Statement on Form 8-A/A Amendment No. 1 (No. 0-20720) filed on November 10, 1998.

(9)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Registration Statement on Form 8-A/A Amendment No. 2 (No. 0-20720) filed on December 24, 1998.

(10)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2002.

(11)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Registration Statement on Form S-3 (No. 333-102483) filed on January 13, 2003, as amended.

(12)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Form 8-A 12G/A, filed on April 6, 2004.

LIGAND PHARMACEUTICALS INCORPORATED
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2006	By:	/S/ Paul V. Maier

Paul V. Maier
Senior Vice President, Chief Financial Officer