Form 10-Q
period 2006-09-30
LIGAND PHARMACEUTICALS INC
filed 2006-11-14
CIK 886163

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Mark One

☑	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2006 or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period From                      to                      .
Commission File Number: 0-20720
LIGAND PHARMACEUTICALS INCORPORATED
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of	77-0160744 (I.R.S. Employer
Incorporation or Organization)	Identification No.)

10275 Science Center Drive	92121-1117
San Diego, CA	(Zip Code)
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of October 31, 2006, the registrant had 79,229,629 shares of common stock outstanding.

LIGAND PHARMACEUTICALS INCORPORATED
QUARTERLY REPORT
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets as of September 30, 2006 and December 31, 2005	3

Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2006 and 2005	4

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2006 and 2005	5

Notes to Condensed Consolidated Financial Statements	6

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	33

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk	53

ITEM 4. Controls and Procedures	54

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings	60

ITEM 1A. Risk Factors	62

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	*

ITEM 3. Defaults upon Senior Securities	*

ITEM 4. Submission of Matters to a Vote of Security Holders	*

ITEM 5. Other Information	*

ITEM 6. Exhibits	72

SIGNATURE	75
EXHIBIT 10.298
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

*	No information provided due to inapplicability of item

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
LIGAND PHARMACEUTICALS INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share data)

	September 30,	December 31,
	2006	2005
ASSETS

Current assets:
Cash and cash equivalents	$10,029	$66,756
Short-term investments	21,862	20,174
Accounts receivable, net	7,077	20,954
Current portion of inventories, net	5,039	9,333
Other current assets	12,465	15,750
Current portion of assets held for sale	8,055	—

Total current assets	64,527	132,967
Restricted investments	1,826	1,826
Long-term portion of inventories, net	—	5,869
Property and equipment, net	21,453	22,483
Acquired technology and product rights, net	84,990	146,770
Long-term portion of assets held for sale	57,807	—
Other assets	1,264	4,704

Total assets	$231,867	$314,619

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$16,080	$15,360
Accrued liabilities	52,902	59,587
Current portion of deferred revenue, net	80,395	157,519
Current portion of co-promote termination liability	47,722	—
Current portion of equipment financing obligations	2,150	2,401
Current portion of long-term debt	363	344
Current portion of liabilities related to assets held for sale	26,803	—

Total current liabilities	226,415	235,211
Long-term debt	139,371	166,745
Long-term portion of co-promote termination liability	95,258	—
Long-term portion of equipment financing obligations	2,699	3,430
Long-term portion of deferred revenue, net	2,546	4,202
Long-term portion of liabilities related to assets held for sale	2,017	—
Other long-term liabilities	2,406	3,105

Total liabilities	470,712	412,693

Commitments and contingencies
Common stock subject to conditional redemption; 997,568 shares issued and outstanding at September 30, 2006 and December 31, 2005	12,345	12,345

Stockholders’ deficit:
Convertible preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 77,789,924 and 73,136,340 shares issued at September 30, 2006 and December 31, 2005, respectively	78	73
Additional paid-in capital	753,947	720,988
Accumulated other comprehensive (loss) income	(138)	490
Accumulated deficit	(1,004,166)	(831,059)

	(250,279)	(109,508)
Treasury stock, at cost; 73,842 shares	(911)	(911)

Total stockholders’ deficit	(251,190)	(110,419)

	$231,867	$314,619

See accompanying notes.

LIGAND PHARMACEUTICALS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except share data)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
Revenues:
Product sales	$36,707	$29,908	$102,853	$79,367
Collaborative research and development and other revenues	—	2,095	3,977	7,944

Total revenues	36,707	32,003	106,830	87,311

Operating costs and expenses:
Cost of products sold	5,800	6,422	16,768	17,987
Research and development	10,468	7,920	29,013	23,787
Selling, general and administrative	20,085	14,484	58,077	43,133
Co-promotion	11,776	7,766	33,656	22,472
Co-promote termination charges	3,643	—	142,980	—

Total operating costs and expenses	51,772	36,592	280,494	107,379

Loss from operations	(15,065)	(4,589)	(173,664)	(20,068)

Other income (expense):
Interest income	577	483	1,737	1,325
Interest expense	(2,547)	(3,118)	(7,920)	(9,247)
Other, net	66	(60)	1,068	173

Total other expense, net	(1,904)	(2,695)	(5,115)	(7,749)

Loss before income taxes	(16,969)	(7,284)	(178,779)	(27,817)
Income tax benefit	828	—	2,290	—

Loss from continuing operations	(16,141)	(7,284)	(176,489)	(27,817)
Income (loss) from discontinued operations, net of income tax	1,223	1,003	3,382	(5,860)

Net loss	$(14,918)	$(6,281)	$(173,107)	$(33,677)

Basic and diluted per share amounts:
Loss from continuing operations	$(0.21)	$(0.10)	$(2.26)	$(0.38)
Income (loss) from discontinued operations	0.02	0.02	0.05	(0.08)

Net loss	$(0.19)	$(0.08)	$(2.21)	$(0.46)

Weighted average number of common shares	78,670,137	74,041,204	78,239,868	73,998,594

See accompanying notes.

LIGAND PHARMACEUTICALS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2006	2005
Operating activities
Net loss	$(173,107)	$(33,677)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of acquired technology and license rights	10,248	10,376
Depreciation and amortization of property and equipment	2,576	2,779
Amortization of debt issue costs	705	775
Gain on sale of Exelixis stock	(953)	(171)
Stock-based compensation	3,981	—
Non-cash interest expense	60	—
Other	(16)	79
Changes in operating assets and liabilities:
Accounts receivable, net	13,877	6,469
Inventories, net	(514)	(3,103)
Other current assets	1,976	5,041
Accounts payable and accrued liabilities	(5,753)	2,286
Other liabilities	(14)	(24)
Deferred revenue, net	(50,498)	5,463
Co-promote termination liability	142,980	—

Net cash used in operating activities	(54,452)	(3,707)

Investing activities
Purchases of short-term investments	(18,324)	(28,253)
Proceeds from sale of short-term investments	16,963	24,748
Increase in restricted investments	—	(170)
Purchases of property and equipment	(1,592)	(1,770)
Payment to buy-down ONTAK royalty obligation	—	(33,000)
Capitalized portion of payment of lasofoxifene royalty rights	—	(558)
Other, net	72	165

Net cash used in investing activities	(2,881)	(38,838)

Financing activities
Principal payments on equipment financing obligations	(2,012)	(2,147)
Proceeds from equipment financing arrangements	1,030	1,390
Repayment of long-term debt	(255)	(238)
Proceeds from issuance of common stock	1,981	912
Decrease in other long-term liabilities	(138)	(94)

Net cash provided by (used in) financing activities	606	(177)

Net decrease in cash and cash equivalents	(56,727)	(42,722)
Cash and cash equivalents at beginning of period	66,756	92,310

Cash and cash equivalents at end of period	$10,029	$49,588

Supplemental disclosure of cash flow information
Interest paid	$5,283	$5,569

Non-cash impact of the conversion of 6% convertible subordinated notes into common stock:
Conversion of principal amount of convertible notes	$27,100	$—
Conversion of unamortized debt issue costs	(362)	—
Conversion of unpaid accrued interest	264	—

	$27,002	$—

See accompanying notes.

LIGAND PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Basis of Presentation
     The accompanying condensed consolidated financial statements of Ligand Pharmaceuticals Incorporated (the “Company” or “Ligand”) were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the condensed consolidated financial statements, have been included. The results of operations for the three and nine month periods ended September 30, 2006 and 2005 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other future period.
     As further discussed in Note 2, the Company sold its oncology products (“Oncology”) effective October 25, 2006. The operating results for Oncology for all periods presented have been presented in the accompanying condensed consolidated financial statements as “Discontinued Operations”. Likewise, assets and liabilities associated with Oncology are presented as “Assets held for sale” and “Liabilities related to assets held for sale” as of September 30, 2006. Additionally, as discussed in Note 13, on September 7, 2006 the Company announced plans to sell its AVINZA product line, subject to shareholder approval. Due to the uncertainty surrounding shareholder approval, the operating results for the AVINZA product line do not qualify for discontinued operations (held for sale) presentation and therefore are presented in the accompanying condensed consolidated financial statements as continuing operations. Furthermore, the Company, along with its wholly-owned subsidiary Nexus Equity VI, LLC (“Nexus”) entered into an agreement with Slough Estates USA, Inc. (“Slough”) for the sale of the Company’s real property located in San Diego, California. The transaction closed in November 2006 and includes an agreement between the Company and Slough for the Company to leaseback the building for a period of 15 years. In connection with the sale transaction, on November 6, 2006, the Company paid off the existing mortgage on the building of approximately $11.6 million.
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
Income (Loss) Per Share
     Net loss per share is computed using the weighted average number of common shares outstanding. Basic and diluted income (loss) per share amounts are equivalent for the periods presented as the inclusion of potential common shares in the number of shares used for the diluted computation would be anti-dilutive to loss per share from continuing operations. In accordance with SFAS No. 128, Earnings Per Share, no potential common shares are included in the computation of any diluted per share amounts, including income (loss) per share from discontinued operations, as the Company reported a net loss from continuing operations for all periods presented. Potential common shares, the shares that would be issued upon the conversion of convertible notes and the exercise of outstanding warrants and stock options, were 28.6 million and 32.6 million at September 30, 2006 and 2005, respectively. As of October 6, 2006, all outstanding warrants to purchase 748,800 shares of the Company’s common stock expired.
Guarantees and Indemnifications
     The Company accounts for and discloses guarantees in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FIN 34. The following is a summary of the Company’s agreements that the Company has determined are within the scope of FIN 45:
     Under its bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer’s or director’s serving in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has a directors and officers liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of September 30, 2006 and December 31, 2005.
     The Company enters into indemnification provisions under its agreements with other companies in its ordinary course of business, typically with business partners, contractors, customers and landlords. Under these provisions the Company generally indemnifies and holds harmless the indemnified party for direct losses suffered or incurred by the indemnified party as a result of the Company’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of September 30, 2006 and December 31, 2005.
Accounting for Stock-Based Compensation
     Prior to January 1, 2006, the Company accounted for stock-based compensation in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. The pro forma effects of employee stock options were disclosed as required by Financial Accounting Standard Board Statement (“SFAS”) No. 123, Accounting for Stock-Based Compensation (“SFAS 123”).
     Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), using the modified prospective transition method. No stock-based employee compensation cost was recognized prior to January 1, 2006, as all options granted prior to 2006 had an exercise price equal to the market value of the underlying common stock on the date of the grant. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R). Under the transition method, compensation cost recognized in 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted in the nine months ended September 30, 2006, based on grant-date fair value estimated in accordance with the provisions of SFAS 123(R).

     Additionally, the Company accounts for the fair value of options granted to non-employee consultants under Emerging Issues Task Force (“EITF”) 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.
     Results for the three and nine months ended September 30, 2005 have not been retrospectively adjusted. The fair value of the options was estimated using a Black-Scholes option-pricing formula and amortized to expense over the options’ vesting periods.
     The following table illustrates the pro forma effect of share-based compensation on net loss and loss per share for the three and nine months ended September 30, 2005 (in thousands, except per share data):

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
Net loss, as reported	$(6,281)	$(33,677)

Stock-based employee compensation expense included in reported net loss	—	—
Less: total stock-based compensation expense determined under fair value based method for all awards continuing to vest	(723)	(2,261)
Less: total stock-based compensation expense determined under fair value based method for options accelerated in January 2005 (1)	—	(12,455)

Net loss, pro forma	$(7,004)	$(48,393)

Basic and diluted per share amounts:
Net loss per share as reported	$(0.08)	$(0.46)

Net loss per share pro forma	$(0.09)	$(0.65)

(1)	Represents pro forma unrecognized expense for accelerated options as of the date of acceleration.
     The estimated weighted average fair value at grant date for the options granted for the three and nine months ended September 30, 2005 was $7.37 and $7.25, respectively.
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

Other Stock-Related Information
     The 2002 Stock Incentive Plan contains four separate equity programs – Discretionary Option Grant Program, Automatic Option Grant Program, Stock Issuance Program and Director Fee Option Grant Program (“the 2002 Plan”). On January 31, 2006, shareholders of the Company approved an amendment to the 2002 Plan to increase the number of shares of the Company’s common stock authorized for issuance by 750,000 shares, from 8.3 million shares to 9.1 million shares. As of September 30, 2006, options for 7,058,435 shares of common stock were outstanding under the 2002 plan and 499,535 shares remained available for future option grant or direct issuance.
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
     Stock-based compensation cost for awards to employees and non-employee directors is recognized on a straight-line basis over the vesting period until the last tranche vests. Compensation cost for consultant awards is recognized over each separate tranche’s vesting period. The Company recognized compensation expense of approximately $1.9 million and $4.0 million for the three and nine months ended September 30, 2006, respectively, associated with option awards and restricted stock. Of the total compensation expense associated with option awards, approximately $0.1 million and $0.3 million related to options granted to non-employee consultants for the three and nine months ended September 30, 2006, respectively. There was no deferred tax benefit recognized in connection with this cost.
     The fair-value for options that were awarded to employees and directors was estimated at the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2006	2005	2006	2005
Risk-free interest rate	4.8%	4.2%	4.8%	4.2%
Dividend yield	—	—	—	—
Expected volatility	70%	73%	70%	73%
Expected term	5.7 years	5 years	5.9 years	5 years
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
     For options granted to the Company’s former Chief Executive Officer (“CEO”) and for shares purchased under the Company’s employee stock purchase plan (“ESPP”), an expected volatility of 50% was used for the three and nine months ended September 30, 2006. The expected term of the options granted to the former CEO is 5.5 months. The expected term for shares issued under the ESPP is three months.

Stock Option Activity

		Weighted-	Weighted-Average
		Average	Remaining	Aggregate
		Exercise	Contractual Term	Intrinsic Value
	Shares	Price	in Years	(in thousands)
Balance at December 31, 2005	7,001,657	$11.76
Granted	1,161,518	10.84
Exercised	(233,885)	7.98
Forfeited	(177,834)	9.51
Cancelled	(693,021)	13.09

Balance at September 30, 2006	7,058,435	$11.66	6.11	$4,377

Exercisable at September 30, 2006	5,384,044	$12.20	5.18	$2,978

Options expected to vest as of September 30, 2006	6,891,572	$11.70	6.03	$4,239

     The weighted-average grant-date fair value of all stock options granted during the nine months ended September 30, 2006 was $7.15 per share. The total intrinsic value of all options exercised during the nine months ended September 30, 2006 was approximately $0.9 million. As of September 30, 2006, there was approximately $8.3 million of total unrecognized compensation cost related to nonvested stock options. That cost is expected to be recognized over a weighted average period of 2.7 years.
     Cash received from options exercised for the nine months ended September 30, 2006 and 2005 was approximately $1.9 million and $0.9 million, respectively. There is no current tax benefit related to options exercised because of net operating losses (“NOLs”) for which a full valuation allowance has been established.
Restricted Stock Activity

		Weighted-Average
	Shares	Stock Price
Balance at December 31, 2005	—	$—
Granted	15,566	11.56
Vested	(11,677)	11.56
Forfeited	—	—

Nonvested at September 30, 2006	3,889	$11.56

     As of September 30, 2006, there was $47,000 of total unrecognized compensation cost related to nonvested restricted stock. That cost is expected to be recognized over the remainder of 2006.
Employee Stock Purchase Plan
     The Company also has an employee stock purchase plan (the “2002 ESPP”). The 2002 ESPP was originally adopted July 1, 2001 and amended through June 30, 2003 to allow employees to purchase a limited amount of common stock at the end of each three month period at a price equal to the lesser of 85% of fair market value on a) the first trading day of the period, or b) the last trading day of the Lookback period (the “Lookback Provision”). The 15% discount and the Lookback Provision make the 2002 ESPP compensatory under SFAS 123(R). Stock purchases under the 2002 ESPP in the third quarter of 2006 resulted in an expense of $0.03 million. There were no stock purchases under the 2002 ESPP during the six months ended June 30, 2006. Since the adoption of the 2002 ESPP in 2001, a total of 510,248 shares of common stock has been reserved for issuance by Ligand under the 2002 ESPP (includes shares transferred from the predecessor plan). As of September 30, 2006, 376,937 shares of common stock had been issued under the 2002 ESPP to employees and 133,311 shares are available for future issuance. For the nine months ended September 30, 2006, there were 14,199 shares of common stock issued under the 2002 ESPP.
Accounts Receivable
     Accounts receivable consist of the following (in thousands):

	September 30,	December 31,
	2006	2005
Trade accounts receivable	$6,164	$1,344
Due from finance company (Note 3)	1,197	20,464
Less: discounts and allowances	(284)	(854)

	$7,077	$20,954

Inventories
     Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Inventories consist of the following (in thousands):

	September 30,	December 31,
	2006	2005
Raw materials	$—	$1,508
Work-in-process	1,074	9,115
Finished goods	4,021	6,324
Less: inventory reserves	(56)	(1,745)

	5,039	15,202
Less: current portion	(5,039)	(9,333)

Long-term portion of inventories, net	$—	$5,869

     Inventories related to the Oncology product line have been reclassified as assets held for sale as of September 30, 2006 (Refer to Note 2).
Property and Equipment
     Property and equipment is stated at cost and consists of the following (in thousands):

	September 30,	December 31,
	2006	2005
Land	$5,176	$5,176
Equipment, building, and leasehold improvements	62,526	61,732
Less accumulated depreciation and amortization	(46,249)	(44,425)

	$21,453	$22,483

     Depreciation of equipment and building is computed using the straight-line method over the estimated useful lives of the assets which range from three to thirty years. Leasehold improvements are amortized using the straight-line method over their estimated useful lives or their related lease term, whichever is shorter. Property and equipment related to the Oncology product line have been reclassified as assets held for sale as of September 30, 2006 (Refer to Note 2).

Other Current Assets
     Other current assets consist of the following (in thousands):

	September 30,	December 31,
	2006	2005
Deferred royalty cost	$2,575	$5,203
Deferred cost of products sold	3,327	5,103
Prepaid insurance	381	1,071
Prepaid other	1,550	2,807
Due from insurance company (Note 6)	4,000	—
Other	632	1,566

	$12,465	$15,750

     Other current assets related to the Oncology product line have been reclassified as assets held for sale as of September 30, 2006 (Refer to Note 2).
Other Assets
     Other assets consist of the following (in thousands):

	September 30,	December 31,
	2006	2005
Prepaid royalty buyout, net	$—	$2,312
Debt issue costs, net	1,125	2,193
Other	139	199

	$1,264	$4,704

     Other assets related to the Oncology product line have been reclassified as assets held for sale as of September 30, 2006 (Refer to Note 2).
     Amortization of debt issue costs was $0.2 million and $0.3 million for the three months ended September 30, 2006 and 2005, respectively, and $0.7 and $0.8 million for the nine months ended September 30, 2006 and 2005, respectively. Estimated annual amortization of this asset in both of 2006 and 2007 is approximately $1.0 million. As further discussed under “Long-term Debt”, during the three and six months ended June 30, 2006, convertible notes with a face value of $1.0 million and $27.1 million, respectively, were converted into approximately 0.2 million and 4.4 million shares of common stock. In connection with the conversions, unamortized debt issue costs of $0.01 million and $0.4 million for the three and six months ended June 30, 2006, respectively, were recorded as additional paid-in capital. There were no conversions during the three months ended September 30, 2006.
Acquired Technology and Product Rights, Net
     In accordance with SFAS No. 142, Goodwill and Other Intangibles, the Company amortizes intangible assets with finite lives in a manner that reflects the pattern in which the economic benefits of the assets are consumed or otherwise used up. If that pattern cannot be reliably determined, the assets are amortized using the straight-line method.
     Acquired technology and product rights, net as of September 30, 2006 represent payments related to the Company’s acquisition of license rights for AVINZA. Because the Company cannot reliably determine the pattern in which the economic benefits of the acquired technology and products rights are realized, acquired technology and product rights are amortized on a straight-line basis over 15 years, which approximated the remaining patent life at the time the asset was acquired and otherwise represents the period estimated to be benefited. Specifically, the AVINZA asset is being amortized through November 2017, the expiration of its U.S. patent.

     Acquired technology and product rights, net consist of the following (in thousands):

	September 30,	December 31,
	2006	2005
AVINZA	$114,437	$114,437
Less accumulated amortization	(29,447)	(23,725)

	84,990	90,712

ONTAK	—	78,312
Less accumulated amortization	—	(22,254)

	—	56,058

	$84,990	$146,770

     Amortization of AVINZA acquired technology and product rights was $1.9 million and $5.7 million for the three and nine month periods ended September 30, 2006 and 2005, respectively. Estimated annual amortization for this asset in each of the years in the period from 2006 through 2010 is approximately $7.6 million and a total of $52.6 million, thereafter. Acquired technology and product rights related to ONTAK have been reclassified as assets held for sale as of September 30, 2006 (Refer to Note 2).
Deferred Revenue, Net
     Under the sell-through revenue recognition method, the Company does not recognize revenue upon shipment of product to the wholesaler. For these shipments, the Company invoices the wholesaler, records deferred revenue at gross invoice sales price, and classifies the inventory held by the wholesaler (and subsequently held by retail pharmacies for AVINZA) as deferred cost of goods sold within “other current assets.” Deferred revenue is presented net of deferred cash and other discounts. Other deferred revenue reflects certain collaborative research and development payments and the sale of certain royalty rights.
     Deferred revenue related to the Oncology product line has been reclassified as liabilities related to assets held for sale as of September 30, 2006 (Refer to Note 2).

     The composition of deferred revenue, net is as follows (in thousands):

	September 30,	December 31,
	2006	2005
Deferred product revenue	$81,436	$158,030
Other deferred revenue	2,546	5,296
Deferred discounts	(1,041)	(1,605)

Deferred revenue, net	$82,941	$161,721

Deferred revenue, net:
Current, net	$80,395	$157,519
Long term, net	2,546	4,202

	$82,941	$161,721

Deferred product revenue, net (1):
Current	$80,395	$156,425
Long term	—	—

	$80,395	$156,425

Other deferred revenue:
Current	$—	$1,094
Long term	2,546	4,202

	$2,546	$5,296

(1)	Deferred product revenue, net does not include other gross to net revenue adjustments made when the Company reports net product sales. Such adjustments include Medicaid rebates, managed health care rebates, and government chargebacks, which are included in accrued liabilities in the accompanying condensed consolidated financial statements.
Accrued Liabilities
     Accrued liabilities consist of the following (in thousands):

	September 30,	December 31,
	2006	2005
Allowances for loss on returns, rebates, chargebacks, other discounts, ONTAK end-customer and Panretin product returns (1)	$10,397	$15,729
Co-promotion	18,443	24,778
Distribution services	2,477	4,044
Employee compensation	8,106	5,746
Securities class action and derivative lawsuit liability (2)	4,150	—
Royalties	1,662	1,994
Seragen purchase liability (2)	—	2,925
Interest	2,883	1,164
Other	4,784	3,207

	$52,902	$59,587

(1)	Liabilities related to ONTAK end-customer and Panretin product returns will be retained by the Company after the close of the sale of the Company’s oncology products (refer to Note 2) and therefore have not been classified as “Liabilities related to assets held for sale.”

(2)	Refer to Note 6, “Litigation”.

     The following summarizes the activity in the accrued liability accounts related to allowances for loss on returns, rebates, chargebacks, other discounts, and ONTAK end-customer and Panretin returns (in thousands):

	Losses on		Managed		ONTAK End-
	Returns Due		Care and		customer and
	to Changes	Medicaid	Other		Panretin
	In Price	Rebates	Rebates	Chargebacks	Returns	Total
Nine Months Ended September 30, 2006:
Balance at December 31, 2005	$4,038	$5,348	$3,467	$200	$2,676	$15,729
Provision	2,126	3,645	6,682	5,026	1,812	19,291
Payments	—	(8,022)	(6,040)	(5,028)	—	(19,090)
Charges	(3,350)	—	—	—	(2,183)	(5,533)

Balance at September 30, 2006	$2,814	$971	$4,109	$198	$2,305	$10,397

     The accrual for other rebates as of September 30, 2006, reflects the release of a $1.8 million accrual previously recorded for billings received from the Department of Veteran Affairs under the Department of Defense’s TriCare Retail Pharmacy refund program. In September 2006, the U.S. Court of Appeals for the Federal Circuit struck down the TriCare program.
Long-term Debt
     Long-term debt consists of the following (in thousands):

	September 30,	December 31,
	2006	2005
6% Convertible Subordinated Notes	$128,150	$155,250
Note payable to bank	11,584	11,839

	139,734	167,089
Less current portion	(363)	(344)

Long-term debt	$139,371	$166,745

     During the six months ended June 30, 2006, certain holders of the Company’s outstanding 6% convertible subordinated notes converted notes with face values of $27.1 million into approximately 4.4 million shares of common stock. Accrued interest and unamortized debt issue costs related to the converted notes of $0.3 million and $0.4 million, respectively, were recorded to additional paid-in capital during the six months ended June 30, 2006. There were no conversions during the three months ended September 30, 2006.
     On October 30, 2006, the Company gave notice of redemption to the noteholders of its 6% convertible subordinated notes due November 2007. The redemption date of the notes has been set for November 29, 2006. The noteholders may elect to convert the 6% notes, on or before November 29, 2006, into shares of common stock at a conversion rate of 161.9905 shares per $1,000 principal amount of the notes (approximately $6.17 per share). Based on the current price of the Company’s common stock, the majority of the noteholders are expected to convert their notes into shares of the Company’s common stock prior to the redemption date. The $128.2 million of principal amount of the notes outstanding may be converted into approximately 20.8 million shares of common stock. The Company will pay the holders of those notes that are not converted into shares a redemption price equal to 101.2% of the outstanding principal amount plus accrued and unpaid interest.
     As discussed more fully in Note 14, on October 25, 2006, the Company, along with its wholly-owned subsidiary Nexus Equity VI, LLC (“Nexus”) entered into an agreement with Slough Estates USA, Inc. (“Slough”) for the sale of the Company’s real property located in San Diego, California. The transaction closed in November 2006 and includes an agreement between the Company and Slough for the Company to leaseback the building for a period of 15 years. In connection with the sale transaction, on November 6, 2006, the Company paid off the existing mortgage on the building of approximately $11.6 million.

Condensed Changes in Stockholders’ Deficit
     Condensed changes in stockholders’ deficit for the nine months ended September 30, 2006 are as follows (in thousands, except share data):

				Accumulated
			Additional	other				Total
	Common Stock		paid-in	comprehensive	Accumulated	Treasury Stock		stockholders’
	Shares	Amount	capital	income (loss)	deficit	Shares	Amount	deficit
Balance at December 31, 2005	73,136,340	$73	$720,988	$490	$(831,059)	(73,842)	$(911)	$(110,419)
Issuance of common stock upon exercise of stock options and restricted stock grants	263,650	1	1,980	—	—	—	—	1,981
Issuance of common stock on conversion of debt	4,389,934	4	26,998	—	—	—	—	27,002
Unrealized losses on available-for-sale securities	—	—	—	(613)	—	—	—	(613)
Foreign currency translation adjustments	—	—	—	(15)	—	—	—	(15)
Equity- based compensation	—	—	3,981	—	—	—	—	3,981
Net loss	—	—	—	—	(173,107)	—	—	(173,107)

Balance at September 30, 2006	77,789,924	$78	$753,947	$(138)	$(1,004,166)	(73,842)	$(911)	$(251,190)

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net loss as reported	$(14,918)	$(6,281)	$(173,107)	$(33,677)
Unrealized (losses) gains on available-for-sale securities	(93)	108	282	(512)
Reclassification adjustment for (losses) gains on sale of available-for-sale securities	(75)	143	(895)	143
Foreign currency translation adjustments	—	(13)	(15)	(42)

Comprehensive loss	$(15,086)	$(6,043)	$(173,735)	$(34,088)

     The components of accumulated other comprehensive (loss) income are as follows (in thousands):

	September 30,	December 31,
	2006	2005
Net unrealized holding gain on available-for-sale securities	$130	$743
Net unrealized loss on foreign currency translation	(268)	(253)

	$(138)	$490

Net Product Sales
     The Company’s AVINZA net product sales are determined on a sell-through basis less allowances for rebates, chargebacks, discounts, and losses to be incurred on returns from wholesalers resulting from increases in the selling price of the Company’s products. In addition, the Company incurs certain distributor service agreement fees related to the management of its product by wholesalers. These fees have been recorded within net product sales.
     The Company’s total net product sales from continuing operations for the three months ended September 30, 2006 were $36.7 million compared to $29.9 million for the same 2005 period. Total net product sales from continuing operations for the nine months ended September 30, 2006 were $102.9 million compared to $79.4 million for the same 2005 period.
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
     The composition of collaborative research and development and other revenues is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Collaborative research and development	$—	$894	$1,678	$2,618
Development milestones and other	—	1,201	2,299	5,326

	$—	$2,095	$3,977	$7,944

Income Taxes
     The Company recognizes liabilities or assets for the deferred tax condensed consolidated consequences of temporary differences between the tax bases of assets or liabilities and their reported amounts in the condensed consolidated financial statements in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). These temporary differences will result in taxable or deductible amounts in future years when the reported amounts of the assets or liabilities are recovered or settled. SFAS 109 requires that a valuation allowance be established when management determines that it is more likely than not that all or a portion of a deferred tax asset will not be realized. The Company evaluates the reliability of its net deferred tax assets on a quarterly basis and valuation allowances are provided, as necessary. During this evaluation, the Company reviews its forecasts of income in conjunction with other positive and negative evidence surrounding the reliability of its deferred tax assets to determine if a valuation allowance is required. Adjustments to the valuation allowance will increase or decrease the Company’s income tax provision or benefit. At September 30, 2006 and December 31, 2005, the Company has established a full valuation allowance against net deferred tax assets. In accordance with SFAS 109, income taxes from continuing operations for the three and nine months ended September 30, 2006 reflect a tax benefit equal to the tax expense attributed to the income from discontinued operations. Tax expense on income from discontinued operations was computed using statutory rates.

2. Discontinued Operations
     On September 7, 2006, the Company, Eisai Inc., a Delaware corporation and Eisai Co., Ltd., a Japanese company (together with Eisai Inc., “Eisai”), entered into a purchase agreement (the “Oncology Purchase Agreement”) pursuant to which Eisai agreed to acquire all of the Company’s worldwide rights in and to the Company’s oncology products, including, among other things, all related inventory, equipment, records and intellectual property, and assume certain liabilities (the “Oncology Product Line”) as set forth in the Oncology Purchase Agreement. The Oncology Product Line includes the Company’s four marketed oncology drugs: ONTAK, Targretin capsules, Targretin gel and Panretin gel. Pursuant to the Oncology Purchase Agreement, at closing on October 25, 2006, Ligand received approximately $205.0 million in cash and Eisai assumed certain liabilities. As of the closing date, the Company was also required to transfer manufactured product to Eisai of at least $9.8 million. To the extent the actual inventory amount is less than $9.8 million, the Oncology Purchase Agreement provides for a corresponding decrease to the purchase price. The Company believes that oncology inventory on October 25, 2006 exceeded $9.8 million. Until Eisai agrees with the determination of the amount transferred, however, there can be no assurance that the final purchase price will not be adjusted. Of the $205.0 million, $20.0 million was funded into an escrow account to support any indemnification claims made by Eisai following the closing of the sale.
     As more fully described in Note 13, $38.6 million of the funds received from Eisai have been deposited into a restricted account to be used to repay a loan, plus interest, the Company received from the expected acquirer of the Company’s product, AVINZA. If the transaction to sell the AVINZA product line closes as expected, the principal and interest on the loan will be forgiven.
     After closing of the Oncology purchase, Ligand will receive no further direct cash flows related to the oncology products. The Company has, however, in connection with the Oncology Purchase Agreement with Eisai, entered into a transition services agreement whereby Ligand will perform certain transition services for Eisai, in order to effect, as rapidly as practicable, the transition of purchased assets from Ligand to Eisai. In exchange for these services, Eisai will pay a monthly service fee to the Company. The term of the transition services provided is generally three months; however, certain services will be provided for a period of up to eight months.

     Assets and liabilities of the Company’s Oncology Product Line classified as held for sale as of September 30, 2006 are as follows (in thousands):

September 30,
2006
(unaudited)
ASSETS
Current assets:
Current portion of inventories, net (1)	$6,764
Other current assets (2)	1,291

Total current portion of assets held for sale	8,055

Long-term portion of inventories, net (1)	3,913
Equipment, net of accumulated depreciation (1)	50
Acquired technology, product rights and royalty buy-down, net (1)	51,717
Other assets (1)	2,127

Total long-term portion of assets held for sale	57,807

Total assets held for sale	$65,862

LIABILITIES
Current liabilities:
Current portion of deferred revenue, net (2)	$26,803

Total current portion of liabilities related to assets held for sale	26,803

Long-term portion of deferred revenue, net (2)	1,479
Other long-term liabilities (1)	538

Total long-term portion of liabilities related to assets held for sale	2,017

Total liabilities related to assets held for sale	$28,820

(1)	Represents assets acquired or liabilities assumed by Eisai in accordance with the terms of the Oncology Purchase Agreement.

(2)	Represents assets or liabilities that will be eliminated from the Company’s condensed consolidated balance sheet in connection with the Oncology sale transaction.

     The following table summarizes results from discontinued operations for the three and nine months ended September 30, 2006 and 2005 included in the condensed consolidated statements of operations (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
	(unaudited)
Product sales	$13,292	$12,676	$42,457	$39,997
Collaborative research and development and other revenues	75	77	188	232

Total revenues	13,367	12,753	42,645	40,229

Operating costs and expenses:
Cost of products sold	3,410	3,385	12,448	13,552
Research and development	4,166	4,991	11,734	18,383
Selling, general and administrative	3,722	3,303	12,688	14,018

Total operating costs and expenses	11,298	11,679	36,870	45,953

Income (loss) from operations	2,069	1,074	5,775	(5,724)
Interest expense	(1)	(54)	(51)	(82)

Income (loss) before income taxes	2,068	1,020	5,724	(5,806)
Income tax expense	(845)	(17)	(2,342)	(54)

Net income (loss)	$1,223	$1,003	$3,382	$(5,860)

Selected Information Regarding Discontinued Operations
Inventories
     Inventories consist of the following (in thousands):

September 30,
2006
Raw materials	$1,246
Work-in-process	8,004
Finished goods	2,631
Less: inventory reserves	(1,204)

10,677
Less: current portion	(6,764)

Long-term portion of inventories, net	$3,913

     In 2005, the Company completed a multi-year process of transferring its filling and finishing of ONTAK from Eli Lilly (Lilly) and Company to Hollister-Stier. In anticipation of this transfer, the Company used Lilly to fill and finish, in 2003, a higher than normal number of ONTAK lots, each of which required a forward dating determination. ONTAK otherwise has a shelf life projection of up to 36 months. As of September 30, 2006 total ONTAK inventory amounted to approximately $7.0 million, of which $2.0 million is classified as long-term, respectively.
     During 2005, the Company manufactured a higher than normal amount of drug substance (bexarotene) for Targretin capsules in the event the Company’s non-small cell lung cancer (“NSCLC”) clinical trials were successful. In March 2005, the Company disclosed that the trials did not meet their endpoints of improved overall survival and projected two year survival. The additional manufactured bexarotene has a shelf life projection of approximately 10 years. As of September 30, 2006, total Targretin capsules inventory amounted to $3.4 million, of which $1.9 million is classified as long-term.
Acquired Technology, Product Rights and Royalty Buy-Down, Net
     Acquired technology, product rights and royalty buy-down, net as of September 30, 2006 include payments made in 2005 totaling $33.0 million to Lilly in exchange for the elimination of the Company’s ONTAK royalty obligations in 2005 and 2006 and a reduced reverse-tiered royalty scale on ONTAK sales in the U.S. thereafter. Other acquired technology and product rights represent payments related to the Company’s acquisition of ONTAK. As these assets are classified as held for sale effective September 7, 2006, the Company ceased amortizing these assets as of that date.
     Acquired technology, product rights, and royalty buy-down, net consist of the following (in thousands):

September 30,
2006
ONTAK	78,312
Less accumulated amortization	(26,595)

$51,717

     Amortization of acquired technology, product rights and royalty buy-down, net was $1.2 million and $4.3 million for the three and nine months ended September 30, 2006 and $1.6 million and $4.5 million, respectively, for the same 2005 periods.
Deferred Revenue, Net
     The composition of deferred revenue, net is as follows (in thousands):

September 30,
2006
Deferred product revenue	$26,648
Other deferred revenue	1,778
Deferred discounts	(144)

Deferred revenue, net	$28,282

Deferred revenue, net:
Current, net	$26,803
Long term, net	1,479

$28,282

Deferred product revenue, net:
Current	$26,504
Long term	—

$26,504

Other deferred revenue:
Current	$299
Long term	1,479

$1,778

Net Product Sales
     A comparison of sales by product is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
ONTAK	$6,574	$7,371	$23,960	$24,173
Targretin capsules	5,610	4,394	15,608	13,080
Targretin gel and Panretin gel	1,108	911	2,889	2,744

Total product sales	$13,292	$12,676	$42,457	$39,997

3. Accounts Receivable Factoring Arrangement
     During 2003, the Company entered into a one-year accounts receivable factoring arrangement under which eligible accounts receivable are sold without recourse to a finance company. The agreement was renewed for a one-year period in the second quarter of 2004 and for two years in the second quarter of 2005 through December 2007. Commissions on factored receivables are paid to the finance company based on the gross receivables sold, subject to a minimum annual commission. Additionally, the Company pays interest on the net outstanding balance of the uncollected factored accounts receivable at an interest rate equal to the JPMorgan Chase Bank prime rate. The Company continues to service the factored receivables. The servicing expenses for the three and nine months ended September 30, 2006 and 2005 were not material. There were no material gains or losses on the sale of such receivables. The Company accounts for the sale of receivables under this arrangement in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. The gross amount due from the finance company at September 30, 2006 and December 31, 2005 was $1.2 million and $20.5 million, respectively.
4. Buyout of Salk Royalty Obligations
     In January 2005, Ligand paid the Salk Institute (“Salk”) $1.1 million to exercise an option to buy out milestone payments, other payment-sharing obligations and royalty payments due on future sales of lasofoxifene for vaginal atrophy. This payment resulted from a supplemental lasofoxifene new drug application (“NDA”) filing by Pfizer. As the Company had previously sold rights to Royalty Pharma AG of approximately 50% of any royalties to be received from Pfizer for sales of lasofoxifene, it recorded approximately 50% of the payment made to Salk, approximately $0.6 million, as development expense in the first quarter of 2005. The balance of approximately $0.5 million was capitalized to be amortized over the period any such royalties were to be received from Pfizer for the vaginal atrophy indication. In connection with Pfizer’s receipt of a non-approvable letter from the FDA for the vaginal atrophy indication in February 2006, however, the Company wrote-off the remaining capitalized balance of $0.5 million in the fourth quarter of 2005.
     In August 2006, Ligand paid Salk $0.8 million to exercise an option to buy out milestone payments, other payment sharing obligations and royalty payments due on future sales of bazedoxifene, a product being developed by Wyeth. This payment resulted from a bazedoxifene NDA filed by Wyeth for postmenopausal osteoporosis therapy. The Company recognized the $0.8 million payment as development expense in the three months ended September 30, 2006.

5. AVINZA Co-Promotion
     In February 2003, Ligand and Organon Pharmaceuticals USA Inc. (“Organon”) announced that they had entered into an agreement for the co-promotion of AVINZA. Under the terms of the agreement, Organon committed to a specified minimum number of primary and secondary product calls delivered to certain high prescribing physicians and hospitals beginning in March 2003. Organon’s compensation was structured as a percentage of net sales based on generally accepted accounting principles (“GAAP”), which paid Organon for their efforts and also provided Organon an economic incentive for performance and results. In exchange, Ligand paid Organon a percentage of AVINZA net sales based on the following schedule:

% of Incremental Net Sales
Annual Net Sales of AVINZA	Paid to Organon by Ligand
$0-150 million	30% (0% for 2003)
$150-300 million	40%
$300-425 million	50%
> $425 million	45%
     In January 2006, Ligand signed an agreement with Organon that terminated the AVINZA co-promotion agreement between the two companies and returned AVINZA co-promotion rights to Ligand. The effective date of the termination agreement is January 1, 2006; however, the parties agreed to continue to cooperate during a transition period that ended September 30, 2006 (the “Transition Period”) to promote the product. The Transition Period co-operation included a minimum number of product sales calls per quarter (100,000 for Organon and 30,000 for Ligand with an aggregate of 375,000 and 90,000, respectively, for the Transition Period) as well as the transition of ongoing promotions, managed care contracts, clinical trials and key opinion leader relationships to Ligand. During the Transition Period, Ligand was responsible for paying Organon an amount equal to 23% of AVINZA net sales as reported by Ligand. Ligand was also responsible for the design and execution of all clinical, advertising and promotion expenses and activities.
     Additionally, in consideration of the early termination and return of rights under the terms of the agreement, Ligand agreed to pay Organon $37.8 million on or before October 15, 2006. Ligand will further pay Organon $10.0 million on or before January 15, 2007, provided that Organon has made its minimum required level of sales calls. Under certain conditions, including closing of the planned sale of AVINZA to King as further discussed below, the $10.0 million payment will accelerate. In addition, after the termination, Ligand agreed to make quarterly payments to Organon equal to 6.5% of AVINZA net sales through December 31, 2012 and thereafter 6.0% through patent expiration, currently anticipated to be November of 2017.
     The unconditional payment of $37.8 million to Organon and the estimated fair value of the amounts to be paid to Organon after the termination ($95.2 million as of January 1, 2006), based on the net sales of the product (currently anticipated to be paid quarterly through November 2017) were recognized as liabilities and expensed as costs of the termination as of the effective date of the agreement, January 2006. Additionally, the conditional payment of $10.0 million, which represents an approximation of the fair value of the service element of the agreement during the Transition Period (when the provision to pay 23% of AVINZA net sales is also considered), was recognized ratably as additional co-promotion expense over the Transition Period. For the three and nine months ended September 30, 2006, the pro-rata recognition of this element of co-promotion expense amounted to $3.3 million and $10.0 million, respectively.
     Although the quarterly payments to Organon will be based on net reported AVINZA product sales, such payments will not result in current period expense in the period upon which the payment is based, but instead will be charged against the co-promote termination liability. The liability will be adjusted at each reporting period to fair value and will be recognized, utilizing the interest method, as additional co-promote termination charges for that period at a rate of 15%, the discount rate used to initially value this component of the termination liability. Note that for the three month periods ended March 31, 2006 and June 30, 2006, this adjustment was presented as a component of interest expense. For the nine months ended September 30, 2006, such amounts previously reported as interest expense were properly reclassified to “co-promote termination charges” in accordance with SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. Any changes to the Company’s estimates of future net AVINZA product sales will result in a change to the liability which will be recognized as an increase or decrease to co-promote termination charges in the period such changes are identified. The adjustment to recognize the fair value of the termination liability for the three and nine months ended September 30, 2006 was $3.6 million and $10.4 million, respectively.
     On a quarterly basis, management reviews the carrying value of the co-promote termination liability. Due to assumptions and judgments inherent in determining the estimates of future net AVINZA sales through November 2017, the actual amount of net AVINZA sales used to determine the current fair value of the Company’s co-promote termination liability may be materially different from its current estimates. In addition, because of the inherent difficulties of predicting possible changes to the estimates and assumptions used to determine the estimate of future AVINZA product sales, the Company is unable to quantify an estimate of the reasonably likely effect of any such changes on its results of operations or financial position. For the three months ended June 30, 2006, the Company recorded a reduction in the co-promote termination liability and a corresponding credit to “co-promote termination charges” of approximately $0.4 million based on the Company’s updated estimate of future AVINZA net sales.
     The components of the co-promote termination liability as of September 30, 2006 are as follows (in thousands):

Payment due October 15, 2006	$37,750
Net present value of payments based on estimated future net AVINZA product sales as of January 1, 2006	95,191
Reduction in net present value of liability resulting from updated estimate of net AVINZA product sales	(404)
Fair value adjustment to payments based on net AVINZA product sales as of September 30, 2006	10,443

142,980
Less: current portion of co-promote termination liability	(47,722)

Long-term portion of co-promote termination liability	$95,258

     On September 6, 2006, Ligand and King entered into a Purchase Agreement (the “Purchase Agreement”), pursuant to which King agreed to acquire all of the Company’s rights in and to AVINZA and to assume certain liabilities, including the product-related liabilities owed by the Company to Organon of approximately $47.8 million (or reimbursement to Ligand at closing of the asset sale to the extent any such amounts have been paid). King will also assume the Company’s co-promote termination obligation to make payments to Organon based on net sales of AVINZA (approximately $105.2 million as of September 30, 2006). In connection with the transaction, King committed to loan the Company, at the Company’s option, $37.8 million to be used to pay the portion of the Company’s co-promote termination obligation to Organon due October 15, 2006. This loan was drawn, and the $37.8 million co-promote liability settled in October 2006. As more fully described in Note 13, $38.6 million of the funds received from Eisai have been deposited into a restricted account to be used to repay the loan, plus interest. If the transaction to sell the AVINZA product line closes as expected, the principal and interest will be forgiven.
6. Litigation
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
The Settlement Agreements
     In June 2006, the Company entered into agreements to resolve all claims by the parties in each of these matters, including those asserted against the Company and the individual defendants in these cases. Under the agreements, the Company agreed to pay a total of $12.2 million in cash for a release and in full settlement of all claims. $12.0 million of the settlement amount and a portion of the Company’s total legal expenses was funded by the Company’s Directors and Officers Liability insurance carrier while the remainder of the legal fees incurred ($1.4 million for the three months ended June 30, 2006) was paid by the Company. Of the $12.2 million settlement liability, $4.0 million was paid in October 2006 to the Company directly from the insurance carrier and then disbursed to the claimants’ attorneys, while $8.0 million will be paid by the insurance carrier directly to an independent escrow agent responsible for disbursing the funds to the class action suit claimants. In July 2006, the Company’s insurance carrier funded the escrow account with the $8.0 million to be disbursed to the claimants. Under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, funding of the escrow account represents the extinguishment of the Company’s liability to the claimants. Accordingly, the Company derecognized the $8.0 million receivable and accrued liability in its consolidated financial statements as of September 30, 2006.
     As part of the settlement of the state derivative action, the Company has agreed to adopt certain corporate governance enhancements including the formalization of certain Board practices and responsibilities, a Board self-evaluation process, Board and Board Committee term limits (with gradual phase-in) and one-time enhanced independence requirements for a single director to succeed the current shareholder representatives on the Board. Neither the Company nor any of its current or former directors and officers has made any admission of liability or wrongdoing. On October 12, 2006, the Superior Court of California approved the settlement of the state derivative actions and entered final judgment of dismissal. The United States District Court has preliminarily approved the settlement of the Federal class action, however, that settlement and the settlement of the Federal derivative actions are all subject to final approval and orders of the court.
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
     The Company’s subsidiary, Seragen, Inc. and Ligand, were named parties to Sergio M. Oliver, et al. v. Boston University, et al., a putative shareholder class action filed on December 17, 1998 in the Court of Chancery in the State of Delaware in and for New Castle County, C.A. No. 16570NC, by Sergio M. Oliver and others against Boston University and others, including Seragen, its subsidiary Seragen Technology, Inc. and former officers and directors of Seragen. The complaint, as amended, alleged that Ligand aided and abetted purported breaches of fiduciary duty by the Seragen related defendants in connection with the acquisition of Seragen by Ligand and made certain misrepresentations in related proxy materials and seeks compensatory and punitive damages of an unspecified amount. On July 25, 2000, the Delaware Chancery Court granted in part and denied in part defendants’ motions to dismiss. Seragen, Ligand, Seragen Technology, Inc. and the Company’s acquisition subsidiary, Knight Acquisition Corporation, were dismissed from the action. Claims of breach of fiduciary duty remain against the remaining defendants, including the former officers and directors of Seragen. The court certified a class consisting of shareholders as of the date of the acquisition and on the date of the proxy sent to ratify an earlier business unit sale by Seragen. On January 20, 2005, the Delaware Chancery Court granted in part and denied in part the defendants’ motion for summary judgment. Prior to trial, several of the Seragen director-defendants reached a settlement with the plaintiffs. The trial in this action then went forward as to the remaining defendants and concluded on February 18, 2005. On April 14, 2006, the court issued a memorandum opinion finding for the plaintiffs and against Boston University and individual directors affiliated with Boston University on certain claims. The opinion awards damages on these claims in the amount of approximately $4.8 million plus interest. Judgment, however, has not been entered and the matter is subject to appeal. While Ligand and its subsidiary Seragen have been dismissed from the action, such dismissal is also subject to appeal, and Ligand and Seragen may have possible indemnification obligations with respect to certain defendants. As of September 30, 2006, the Company has not accrued an indemnification obligation based on its assessment that the Company’s responsibility for any such obligation is not probable or estimable.
     In addition, the Company is subject to various lawsuits and claims with respect to matters arising out of the normal course of business. Due to the uncertainty of the ultimate outcome of these matters, the impact on future financial results is not subject to reasonable estimates.
7. New Accounting Pronouncements
     In November 2005, the FASB issued Staff Positions (“FSPs”) Nos. FSPs 115-1 and 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, in response to EITF 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“EITF 03-1”). FSPs 115-1 and 124-1 provide guidance regarding the determination as to when an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss. FSPs 115-1 and 124-1 also include accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than temporary-impairments. These requirements are effective for annual reporting periods beginning after December 15, 2005. The adoption of the impairment guidance contained in FSPs 115-1 and 124-1 did not have a material impact on the Company’s results of operations or financial position.
     In November 2004, the FASB issued SFAS No. 151, Inventory Pricing (“SFAS 151”). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This statement requires that those items be recognized as current-period charges. In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 did not have a material impact on the Company’s results of operations or financial position.
     In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments (“SFAS 155”) which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”) and SFAS 140, Accounting or the Impairment or Disposal of Long-Lived Assets (“SFAS 140”). Specifically, SFAS 155 amends SFAS 133 to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided the whole instrument is accounted for on a fair value basis. Additionally, SFAS 155 amends SFAS 140 to allow a qualifying special purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 applies to all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006, with early application allowed. The adoption of SFAS 155 is not expected to have a material impact on the Company’s results of operations or financial position.
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
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements where fair value has previously been concluded to be the relevant measurement attribute. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 157 is not expected to have a material impact on the Company’s results of operations or financial position.
     In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statement No. 87, 88, 106 and 132(R) (“FAS 158”). Under FAS 158, companies must recognize a net liability or asset to report the funded status of their defined benefit pension and other postretirement benefit plans (collectively referred to herein as “benefit plans”) on their balance sheets, starting with balance sheets as of December 31, 2006 if they are calendar year-end public company. FAS 158 also changed certain disclosures related to benefit plans. The adoption of FAS 158 is not expected to have a material impact on the Company’s results of operations or financial position.
     In September 2006, the SEC released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on how the effects of prior-year uncorrected financial statement misstatements should be considered in quantifying a current year misstatement. SAB 108 requires registrants to quantify misstatements using both an income statement (rollover) and balance sheet (iron curtain) approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. If prior year errors that had been previously considered immaterial are now considered material based on either approach, no restatement is required as long as management properly applied its previous approach and all relevant facts and circumstances were considered. If prior years are not restated, the cumulative effect adjustment is recorded in opening retained earnings as of the beginning of the fiscal year of adoption. SAB 108 is effective for fiscal years ending on or after November 15, 2006. The Company does not expect the adoption of SAB 108 to have a material impact on our consolidated financial condition or results of operations.
8. Commitments and Contingencies
Stockholders Agreement
     In October 2005, a lawsuit was filed in the Court of Chancery in the State of Delaware by Third Point Offshore Fund, Ltd. requesting the Court to order Ligand to hold an annual meeting for the election of directors within 60 days of an order by the Court. Ligand’s annual meeting had been delayed as a result of the previously announced restatement. The complaint sought payment of plaintiff’s costs and attorney’s fees. Ligand agreed on November 11, 2005 to settle this lawsuit and schedule the annual meeting for January 31, 2006. On December 2, 2005, Ligand and Third Point also entered into a stockholders agreement under which, among other things, Ligand agreed to expand its board from eight to eleven, elect three designees of Third Point to the new board seats and pay certain of Third Point’s expenses, not to exceed approximately $0.5 million. Of such amount, approximately 50% was paid and expensed in the fourth quarter of 2005. A second payment of approximately $0.2 million was made and expensed in the second quarter of 2006. Unless approved by the Board of Directors of the Company, Third Point may not purchase additional shares of Ligand, sell its Ligand shares, solicit proxies or take certain other stockholder actions as long as its designees remain on the board.
9. Employee Retention and Severance Agreements
     In March 2006, the Company entered into letter agreements with approximately 67 of its key employees, including a number of its executive officers. In September 2006, the Company entered into letter agreements with ten additional key employees and modified existing agreements with two employees. These letter agreements provide for certain retention or stay bonus payments in cash under specified circumstances as an additional incentive to remain employed in good standing with the Company. The Compensation Committee of the Board of Directors has approved the Company’s entry into these agreements. The retention or stay bonus payments generally vest at the end of 2006 and total payments to employees of approximately $3.0 million would be made in January 2007 if all participants qualify for the payments. In accordance with SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, the cost of the plan is ratably accrued over the term of the agreements. For the three and nine months ended September 30, 2006, the Company recognized approximately $1.0 million and $2.1 million, respectively, of expense under the plan. As an additional retention incentive, certain employees were also granted stock options totaling approximately 122,000 shares at an exercise price of $11.90 per share.
     In August 2006 and October 2006, the Company’s Compensation Committee approved and ratified, and the Company provided additional severance agreements to certain of its officers and executive officers as additional retention incentives and to provide severance benefits to these officers that are more closely equivalent to severance benefits already in place for other executive officers.
     These additional agreements consist of a) change of control severance agreements (“Change of Control Severance Agreement”) and b) “ordinary” severance agreements that apply regardless of a change of control (“Ordinary Severance Agreement”). Each Change of Control Severance Agreement provides for payment of certain benefits to the officer in the event their employment is terminated without cause in connection with a change of control of the Company.
     These benefits include one year of salary, plus the average bonus (if any) for the prior two years and payment of health care premiums for one year. With certain exceptions, the officer must be available for consulting services for one year and must abide by certain restrictive covenants, including non-competition and non-solicitation of the Company’s employees. Each Ordinary Severance Agreement provides for payment of six months salary in the event the officer’s employment is terminated without cause, regardless of a change of control.

     Additionally, in October 2006, the Company implemented a 2006 Employee Severance Plan for those employees who were not covered by another severance arrangement. The plan provides that if such an employee is involuntarily terminated without cause, and not offered a similar or better job by one of the purchasers of the Company’s product lines (i.e. King or Eisai) such employee will be eligible for severance benefits. The benefits consist of two months’ salary, plus one week of salary for every full year of service with the Company plus payment of COBRA health care coverage premiums for that same period.
10. Lilly Collaboration Update
     In May 2006, after review of all preclinical and clinical data including recently completed two year animal safety studies, Lilly informed the Company that it had decided not to pursue further development at this time of LY818 (“Naveglitazar”), a compound in Phase II development for the treatment of Type II diabetes. Naveglitazar, a dual PPAR agonist was developed through the Company’s collaborative research and development agreement with Lilly. This decision is specific with regard to Naveglitazar.
     In September 2006, Lilly informed the Company that it had suspended an ongoing mid-stage human trial of LY674 in order to assess unexpected findings noted during animal safety studies of the same compound and evaluate collective clinical efficacy and safety from the human data already gathered. LY674, a PPAR alpha agonist compound in Phase II development for the treatment of atherosclerosis, was developed through the Company’s collaborative research and development agreement with Lilly. This decision is specific with regard to LY674.
11. NASDAQ Relisting
     On June 12, 2006, NASDAQ approved the Company’s application for relisting its common stock on the NASDAQ Global Market (formerly National Market). The Company commenced trading on the NASDAQ Global Market on June 14, 2006, under the symbol “LGND.” The Company’s common stock was previously delisted from the NASDAQ National Market on September 7, 2005.
12. Resignation of CEO and Appointment of New Interim CEO
     On July 31, 2006, the Company entered into a separation agreement with David Robinson providing for Mr. Robinson’s resignation as Chairman, President, and Chief Executive Officer of the Company. Under the separation agreement, Mr. Robinson will receive his base salary and certain benefits for 24 months, payable in five equal monthly installments beginning August 1, 2006 and ending December 1, 2006. In addition, the agreement provides for the immediate vesting of Mr. Robinson’s unvested stock options and an extension of the exercise period of his options to January 15, 2007. In connection with the resignation, the Company recognized expense of approximately $1.9 million for the three months ended September 30, 2006, comprised of cash payments of $1.4 million and stock-based compensation of $0.5 million associated with the modification of the vesting and exercise period of the stock options.
     On August 1, 2006, the Company announced that current director Henry F. Blissenbach had been named Chairman and interim Chief Executive Officer. The Company has agreed to pay Dr. Blissenbach $40,000 per month, commencing August 1, 2006, subject to cancellation by either party on thirty days’ notice, for his services as Chairman and interim Chief Executive Officer. In addition, Dr. Blissenbach will be eligible to receive incentive compensation of up to 50% of his base salary, but not more than $100,000, based upon his performance of certain objectives incorporated within the employment agreement which the Company and Dr. Blissenbach have entered into. Also, Dr. Blissenbach received a stock option grant to purchase 150,000 shares of the Company’s common stock at an exercise price of $9.20 per share. These stock options will vest 50% at the end of six months and the remaining 50% will vest at the end of one year, except that all of these stock options will vest upon the appointment of a new chief executive officer. Finally, the Company will reimburse Dr. Blissenbach for all reasonable expenses incurred in discharging his duties as interim Chief Executive Officer, including, but not limited to commuting costs to San Diego and living and related costs during the time he spends in San Diego.

13. Sale of AVINZA Product Line
     On September 6, 2006, Ligand and King Pharmaceuticals, Inc. (“King”), entered into a purchase agreement (the “AVINZA Purchase Agreement”), pursuant to which King agreed to acquire all of the Company’s rights in and to AVINZA in the United States, its territories and Canada, including, among other things, all AVINZA inventory, equipment, records and related intellectual property, and assume certain liabilities as set forth in the AVINZA Purchase Agreement (collectively, the “Transaction”). In addition, King has, subject to the terms and conditions of the AVINZA Purchase Agreement, agreed to offer employment following the closing of the Transaction (the “Closing”) to certain of the Company’s existing AVINZA sales representatives or otherwise reimburse the Company for agreed upon severance arrangements offered to any such non-hired representatives.
     Pursuant to the AVINZA Purchase Agreement, at Closing, the Company will be paid a $265.0 million cash payment, $15.0 million of which will be funded into an escrow account to support any indemnification claims made by King following the Closing and King will assume certain liabilities, including product-related liabilities owed by the Company to Organon of approximately $47.8 million and all other existing product royalty obligations including the Organon co-promote termination obligation to Organon ($105.2 million as of September 30, 2006). The closing payment is subject to adjustment based on the Company’s ability to reduce wholesale and retail inventory levels of AVINZA to certain targeted levels by Closing in accordance with the AVINZA Purchase Agreement.
     In addition to the assumption of existing royalty obligations, King will pay Ligand a 15% royalty on AVINZA net sales during the first 20 months after Closing. Subsequent royalty payments will be based upon calendar year net sales. If calendar year net sales are less than $200 million, the royalty payment will be 5% of all net sales. If calendar year net sales are greater than $200 million, the royalty payment will be 10% of all net sales less than $250 million, plus 15% of net sales greater than $250 million.
     In connection with the Transaction, King committed to loan the Company, at the Company’s option, $37.8 million (the “Loan”) to be used to pay the Company’s co-promote termination obligation to Organon due October 15, 2006. This loan was drawn, and the $37.8 million co-promote liability settled in October 2006. Amounts due under the loan are subject to certain market terms, including a 9.5% interest rate. In addition, and as a condition of the $37.8 million loan received from King, $38.6 million of the funds received from Eisai was deposited into a restricted account to be used to repay the loan to King, plus interest, due January 1, 2007. If the Transaction closes as contemplated by the AVINZA Purchase Agreement, the interest and principal will be forgiven.
     The AVINZA Purchase Agreement may be terminated by either King or the Company if the Closing has not occurred by December 31, 2006, or upon the occurrence of certain customary matters. In addition, if the AVINZA Purchase Agreement is terminated under certain circumstances, including a determination by the Company’s Board of Directors to accept an acquisition proposal it deems superior, the Company has agreed to pay King a termination fee of $12.0 million. The Closing is subject to certain closing conditions, including, but not limited to, Ligand stockholder approval of the transaction, the expiration or early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, or HSR, the conversion or redemption prior to Closing of all of our outstanding 6% Convertible Subordinated Notes due 2007 of the Company, and certain other customary closing conditions. Early termination of the waiting period under HSR occurred on October 5, 2006.
     Also on September 6, 2006, the Company entered into a contract sales force agreement (the “Sales Agreement”) with King, pursuant to which King agreed to conduct a sales detailing program to promote the sale of AVINZA for an agreed upon fee, subject to the terms and conditions of the Sales Agreement. Pursuant to the Sales Agreement, King agreed to perform certain minimum monthly product details (i.e. sales calls), which commenced effective October 1, 2006 and will continue for a period of six months following such date or until the Closing or earlier termination of the AVINZA Purchase Agreement. The Company estimates that, assuming the Closing were to occur at the end of December 2006, the amount due to King under the Sales Agreement would be approximately $4.0 million.

14. Subsequent Events
Sale and Leaseback of Premises
     On October 25, 2006, the Company, along with its wholly-owned subsidiary Nexus entered into an agreement with Slough for the sale of the Company’s real property located in San Diego, California for a purchase price of approximately $47.6 million. This property, with a net book value of approximately $14.5 million, includes one building totaling approximately 82,500 square feet, the land on which the building is situated, and two adjacent vacant lots. As part of the sale transaction, the Company agreed to leaseback the building for a period of 15 years, as further described below. In connection with the sale transaction, on November 6, 2006, the Company paid off the existing mortgage on the building of approximately $11.6 million. The early payment triggered a prepayment penalty of approximately $0.4 million. The sale transaction subsequently closed on November 9, 2006.
     Under the terms of the lease, the Company will pay a basic annual rent of $3.0 million (subject to an annual fixed percentage increase, as set forth in the agreement), plus a 1% annual management fee, property taxes and other normal and necessary expenses associated with the lease such as utilities, repairs and maintenance, etc. The Company will have the right to extend the lease for two five-year terms and will have the first right of refusal to lease, at market rates, any facilities built on the sold lots.
     In accordance with SFAS 13, Accounting for Leases, the Company expects to recognize an immediate pre-tax gain on the sale transaction of approximately $2.9 million and defer a gain of approximately $29.5 million on the sale of the building. The deferred gain will be recognized on a straight-line basis over the 15 year term of the lease at a rate of approximately $2.0 million per year.
Stockholder Rights Plan
     In October 2006, the Company’s Board of Directors renewed the Company’s stockholder rights plan, which was originally adopted and has been in place since September 2002, and which expired on September 13, 2006, through the adoption of a new 2006 Stockholder Rights Plan (the “2006 Rights Plan”). The 2006 Rights Plan provides for a dividend distribution of one preferred share purchase right (a “Right”) on each outstanding share of the Company’s common stock. Each Right entitles stockholders to buy 1/1000th of a share of Ligand Series A Participating Preferred Stock at an exercise price of $100. The Rights will become exercisable if a person or group announces an acquisition of 20% or more of the Company’s common stock, or announces commencement of a tender offer for 20% or more of the common stock. In that event, the Rights permit stockholders, other than the acquiring person, to purchase the Company’s common stock having a market value of twice the exercise price of the Rights, in lieu of the Preferred stock. In addition, in the event of certain business combinations, the Rights permit the purchase of the common stock of an acquiring person at a 50% discount. Rights held by the acquiring person become null and void in each case. The 2006 Rights Plan expires in 2016.
Conversion/Redemption of 6% Convertible Subordinated Notes
     On October 30, 2006, the Company announced that it had given notice of redemption to the noteholders of its 6% convertible subordinated notes due November 2007. The redemption date of the notes has been set for November 29, 2006. The noteholders may elect to convert the 6% notes, on or before November 29, 2006, into shares of the Company’s common stock at a conversion rate of 161.9905 shares per $1,000 principal amount of the notes (approximately $6.17 per share). Based on the Company’s current stock price, the Company expects that the majority of the notes will be converted into shares of Ligand common stock. The $128.2 million of principal amount of the notes outstanding may be converted into approximately 20.8 million shares of common stock. The Company will pay the holders of those notes that are not converted into shares a redemption price equal to 101.2% of the outstanding principal amount plus accrued and unpaid interest.

Potential Dividend/Modification to 2002 Stock Incentive Plan
     The Company’s Board of Directors is evaluating the distribution of a substantial portion of the net cash proceeds from the asset sales transactions to the Company’s stockholders in the form of a special dividend following the consummation of the AVINZA sale transactions. Additionally, the Company is seeking stockholder approval to modify its 2002 Stock Incentive Plan (the “2002 Plan”) to allow equitable adjustments to be made to options outstanding under the 2002 Plan in the event of a special cash dividend. Assuming stockholder approval of the change to the 2002 Plan, any such adjustments to outstanding options would be considered a modification and result in the recognition of compensation expense in the Company’s consolidated statement of operations under the requirements of Statement of Financial Accounting Standard No 123(R) Share-Based Payment (“SFAS 123(R)”). Any such expense could be material.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Caution: This discussion and analysis may contain predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties, including those discussed in Part II. Item 1A. “Risk Factors.” This outlook represents our current judgment on the future direction of our business. These statements include those related to our products, product sales and other revenues, expenses, our revenue recognition models and policies, material weaknesses or deficiencies in internal control over financial reporting, revenue recognition, and strategic alternatives, including the pending sale of our AVINZA assets and related restructuring. Actual events or results may differ materially from Ligand’s expectations. For example, there can be no assurance that our product sales efforts or recognized revenues or expenses will meet any expectations or follow any trend(s), that our internal control over financial reporting will be effective or produce reliable financial information on a timely basis, or that our pending sale of the AVINZA assets and subsequent company restructuring will be timely or successfully completed. We cannot assure you that the Company will be able to successfully remediate any identified material weakness or significant deficiencies, or that the sell-through revenue recognition models will not require adjustment and not result in a subsequent restatement. In addition, the SEC investigation related to the Company’s 2005 restatement of financial results or future litigation may have an adverse effect on the Company, and our corporate or partner pipeline products may not gain approval or success in the market. Such risks and uncertainties, and others, could cause actual results to differ materially from any future performance suggested. We undertake no obligation to release publicly the results of any revisions to these forward-looking statements to reflect events or circumstances arising after the date of this quarterly report. This caution is made under the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended.
     Our trademarks, trade names and service marks referenced herein include Ligand ® and AVINZA . Each other trademark, trade name or service mark appearing in this quarterly report belongs to its owner.
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
     As of September 30, 2006, we marketed five products in the United States: AVINZA, for the relief of chronic, moderate to severe pain; ONTAK, for the treatment of patients with persistent or recurrent cutaneous T-cell lymphoma (CTCL); Targretin capsules, for the treatment of CTCL in patients who are refractory to at least one prior systemic therapy; Targretin gel, for the topical treatment of cutaneous lesions in patients with early stage CTCL; and Panretin gel, for the treatment of Kaposi’s sarcoma in AIDS patients. In Europe, we held marketing authorizations for Panretin® gel and Targretin capsules and marketed these products under arrangements with local distributors.
     As further discussed below under “Recent Developments,” on September 7, 2006, we announced the sale of ONTAK, Targretin capsules, Targretin gel, and Panretin to Eisai, Inc. (“Eisai”) and the sale of AVINZA to King Pharmaceuticals, Inc. (“King”). The Eisai sales transaction subsequently closed on October 25, 2006. Accordingly, the results for the Oncology business have been presented in our condensed consolidated statements of operations and cash flows for the three and nine months ended September 30, 2006 and 2005 as “Discontinued Operations”. Likewise, assets and liabilities related to the operations sold to Eisai have been presented in our condensed consolidated balance sheet as of September 30, 2006 as “assets held for sale” and “liabilities related to assets held for sale”. The AVINZA sale transaction is subject to shareholder approval. Accordingly, results of operations for the AVINZA product are included in the continuing operations of the Company.
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
     In January 2006, we signed an agreement with Organon that terminated the AVINZA co-promotion agreement between the two companies and returned AVINZA rights to Ligand. The effective date of the termination agreement is January 1, 2006; however, the parties agreed to continue to cooperate during a transition period that ended September 30, 2006 (the “Transition Period”) to promote the product. The Transition Period co-operation included a minimum number of product sales calls per quarter (100,000 for Organon and 30,000 for Ligand with an aggregate of 375,000 and 90,000, respectively, for the Transition Period) as well as the transition of ongoing promotions, managed care contracts, clinical trials and key opinion leader relationships to Ligand. During the Transition Period, we were responsible for paying Organon an amount equal to 23% of AVINZA net sales as reported. We were also responsible for the design and execution of all AVINZA clinical, advertising and promotion expenses and activities.
     Additionally, in consideration of the early termination and return of co-promotion rights under the terms of the agreement, we agreed to unconditionally pay Organon $37.8 million on or before October 15, 2006. We will further pay Organon $10.0 million on or before January 15, 2007, provided that Organon has made its minimum required level of sales calls. Under certain conditions, including closing the planned sale of AVINZA to King, as further discussed below, the $10.0 million cash payment will accelerate. In addition, after the termination, we agreed to make quarterly payments to Organon equal to 6.5% of AVINZA net sales through December 31, 2012 and thereafter 6.0% through patent expiration, currently anticipated to be November 2017.
     The unconditional payment of $37.8 million to Organon and the estimated fair value of the amounts to be paid to Organon after the termination ($95.2 million as of January 1, 2006), based on the net sales of the product (currently anticipated to be paid quarterly through November 2017) were recognized as liabilities and expensed as costs of the termination as of the effective date of the agreement, January 2006. Additionally, the conditional payment of $10.0 million, which represents an approximation of the fair value of the service element of the agreement during the Transition Period (when the provision to pay 23% of AVINZA net sales is also considered), was recognized ratably as additional co-promotion expense over the Transition Period. For the three and nine months ended September 30, 2006, the pro-rata recognition of this element of co-promotion expense amounted to $3.3 million and $10.0 million, respectively.
     Although the quarterly payments to Organon will be based on net reported AVINZA product sales, such payments will not result in current period expense in the period upon which the payment is based, but instead will be charged against the co-promote termination liability. The liability will be adjusted at each reporting period to fair value and will be recognized, utilizing the interest method, as ”co-promote termination charge” for that period at a rate of 15%, the discount rate used to initially value this component of the termination liability. The accretion expense to the fair value of the termination liability for the three and nine months ended September 30, 2006 totaled $3.6 million and $10.4 million, respectively. Additionally, any changes to our estimates of future net AVINZA product sales will result in a change to the liability which will be recognized as an increase or decrease to co-promote termination charges in the period such changes are identified. Any such changes could be material and potentially result in adjustments to our consolidated statement of operations that are inconsistent with the underlying trend in net AVINZA product sales.
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
     We have been unprofitable since our inception on an annual basis. We achieved quarterly net income of $17.3 million during the fourth quarter of fiscal 2004, which was primarily the result of recognizing approximately $31.3 million from the sale of royalty rights to Royalty Pharma. However, we have incurred a net loss in each of the subsequent quarters including the three months ended September 30, 2006, for which we incurred a net loss of $14.9 million. We expect to incur net losses in the future. To be profitable, we must successfully develop, clinically test, market and sell our products. Even if we achieve profitability, we cannot predict the level of that profitability or whether we will be able to sustain profitability. We expect that our operating results will fluctuate from period to period as a result of differences in the timing of revenues, expenses incurred, collaborative arrangements and other sources. Some of these fluctuations may be significant.
Recent Developments
Sale of Oncology Product Line
     On September 7, 2006, the Company, Eisai Inc., a Delaware corporation and Eisai Co., Ltd., a Japanese company (together with Eisai Inc., “Eisai”), entered into a purchase agreement (the “Oncology Purchase Agreement”) pursuant to which Eisai agreed to acquire all of our worldwide rights in and to our oncology products, including, among other things, all related inventory, equipment, records and intellectual property, and assume certain liabilities (together “Oncology” or the “Oncology Product Line”) as set forth in the Oncology Purchase Agreement. The Oncology Product Line includes the Company’s four marketed oncology drugs: ONTAK, Targretin capsules, Targretin gel and Panretin gel. Pursuant to the Oncology Purchase Agreement, at closing on October 25, 2006, we received approximately $205.0 million in cash and Eisai assumed certain liabilities. As of the closing date, we were also required to transfer manufactured product to Eisai of at least $9.8 million. To the extent the actual inventory amount is less than $9.8 million, the Oncology Purchase Agreement provides for a corresponding decrease to the purchase price. We believe that oncology inventory on October 25, 2006 exceeded $9.8 million. Until Eisai agrees with the determination of the amount transferred, however, there can be no assurance that the final purchase price will not be adjusted. Of the $205.0 million, $20.0 million was funded into an escrow account to support any indemnification claims made by Eisai following the closing of the sale.
     In addition, and as a condition of the $37.8 million loan received from King Pharmaceuticals, Inc. (“King”) in connection with the proposed sale of AVINZA to King (as discussed below), $38.6 million of the funds received from Eisai was deposited into a restricted account to be used to repay the loan plus interest, due January 1, 2007. If the transaction with King closes as contemplated by the AVINZA Purchase Agreement, the interest will be forgiven and the principal will be credited against the purchase price.
     After closing of the Oncology purchase, we will receive no further direct cash flows related to the oncology products. We have, however, in connection with the Oncology Purchase Agreement with Eisai, entered into a transition services agreement with Eisai whereby we will perform certain transition services for Eisai, in order to effect, as rapidly as practicable, the transition of purchased assets from us to Eisai. In exchange for these services, Eisai will pay us a monthly service fee. The term of the transition services provided is generally three months, however, certain services will be provided for a period of up to eight months.

Sale of AVINZA Product
     On September 6, 2006, we entered into a purchase agreement (the “AVINZA Purchase Agreement”) with King, pursuant to which King agreed to acquire all of our rights in and to AVINZA in the United States, its territories and Canada, including, among other things, all AVINZA inventory, equipment, records and related intellectual property, and assume certain liabilities as set forth in the AVINZA Purchase Agreement. In addition, King has, subject to the terms and conditions of the AVINZA Purchase Agreement, agreed to offer employment following the closing of the transaction (the “Closing”) to certain of our existing AVINZA sales representatives or otherwise reimburse us for agreed upon severance arrangements offered to any such non-hired representatives.
     Pursuant to the AVINZA Purchase Agreement, at Closing, we will be paid a $265.0 million cash payment, $15.0 million of which will be funded into an escrow account to support any indemnification claims made by King following the Closing and King will assume certain liabilities, including product-related liabilities owed by us to Organon of approximately $47.8 million and all other existing product royalty obligations including the ongoing co-promote termination obligation to Organon ($105.2 million as of September 30, 2006). The Closing payment is subject to adjustment based on our ability to reduce wholesale and retail inventory levels of AVINZA to certain targeted levels by Closing in accordance with the AVINZA Purchase Agreement.
     In addition to the assumption of existing royalty obligations, King will pay us a 15% royalty on AVINZA net sales during the first 20 months after Closing. Subsequent royalty payments will be based upon calendar year net sales. If calendar year net sales are less than $200 million, the royalty payment will be 5% of all net sales. If calendar year net sales are greater than $200 million, the royalty payments will be 10% of all net sales less than $250 million, plus 15% of net sales greater than $250 million.
     In connection with the transaction, King committed to loan us, at our option, $37.8 million (the “Loan”) to be used to pay our co-promote termination obligation to Organon due October 15, 2006. This loan was drawn, and the $37.8 million co-promote liability settled in October 2006. Amounts due under the loan are subject to certain market terms, including a 9.5% interest rate. In addition, and as a condition of the $37.8 million loan received from King, $38.6 million of the funds received from Eisai was deposited into a restricted account to be used to repay the loan to King, plus interest, due January 1, 2007. If the transaction with King closes as contemplated by the AVINZA Purchase Agreement, the interest and principal will be forgiven.
     The AVINZA Purchase Agreement may be terminated by either King or us if the Closing has not occurred by December 31, 2006, or upon the occurrence of certain customary matters. In addition, if the AVINZA Purchase Agreement is terminated under certain circumstances, including a determination by our Board of Directors to accept an acquisition proposal it deems superior, we have agreed to pay King a termination fee of $12.0 million. The Closing is subject to certain closing conditions, including, but not limited to, Ligand stockholder approval of the transaction, the conversion or redemption prior to Closing of all of our outstanding 6% Convertible Subordinated Notes due 2007, the expiration or early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, or HSR, and certain other customary closing conditions. Early termination of the waiting period under HSR occurred on October 5, 2006.
     Also on September 6, 2006, we entered into a contract sales force agreement (the “Sales Agreement”) with King, pursuant to which King agreed to conduct a sales detailing program to promote the sale of AVINZA for an agreed upon fee, subject to the terms and conditions of the Sales Agreement. Pursuant to the Sales Agreement, King agreed to perform certain minimum monthly product details (i.e. sales calls), which commenced effective October 1, 2006 and will continue for a period of six months following such date or until the Closing or earlier termination of the AVINZA Purchase Agreement. We estimate that, assuming the Closing were to occur at the end of December 2006, the amount due to King under the Sales Agreement would be approximately $4.0 million.
Sale and Leaseback of Premises
     On October 25, 2006, we, along with our wholly-owned subsidiary Nexus Equity VI, LLC (“Nexus”) entered into an agreement with Slough Estates USA, Inc. (“Slough”) for the sale of our real property located in San Diego, California for a purchase price of approximately $47.6 million. This property, with a net book value of approximately $14.5 million, includes one building totaling approximately 82,500 square feet, the land on which the building is situated, and two adjacent vacant lots. As part of the sale transaction, we agreed to leaseback the building for a period of 15 years, as further described below. In connection with the sale transaction, on November 6, 2006, we paid off the existing mortgage on the building of approximately $11.6 million. The early payment triggered a prepayment penalty of approximately $0.4 million. The sale transaction subsequently closed on November 9, 2006.
     Under the terms of the lease, we will pay a basic annual rent of $3.0 million (subject to an annual fixed percentage increase, as set forth in the agreement), plus a 1% annual management fee, property taxes and other normal and necessary expenses associated with the lease such as utilities, repairs and maintenance, etc. We will have the right to extend the lease for two five-year terms and will have the first right of refusal to lease, at market rates, any facilities built on the sold lots.
     In accordance with SFAS 13, Accounting for Leases, we expect to recognize an immediate pre-tax gain on the sale transaction of approximately $2.9 million and defer a gain of approximately $29.5 million on the sale of the building. The deferred gain will be recognized on a straight-line basis over the 15 year term of the lease at a rate of approximately $2.0 million per year.
Termination of Organon Co-promotion Agreement
     As further discussed under “Overview” above, in January 2006, we signed an agreement with Organon that terminates the AVINZA co-promotion agreement between the two companies and returns AVINZA rights to Ligand.
Accounting for Stock-Based Compensation
     Effective January 1, 2006, we adopted SFAS 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), using the modified prospective transition method. No stock-based employee compensation cost was recognized prior to January 1, 2006, as all options granted prior to 2006 had an exercise price equal to the market value of the underlying common stock on the date of the grant. Under the modified prospective transition method, compensation cost recognized in 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted in the nine months ended September 30, 2006, based on grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Results for the three and nine months ended September 30, 2005 have not been retrospectively adjusted. The implementation of SFAS 123(R) resulted in employee compensation expense of approximately $2.0 million and $4.0 million for the three and nine months ended September 30, 2006.
Employee Retention Agreements and Severance Arrangements
     In March 2006, we entered into letter agreements with approximately 67 of our key employees, including a number of our executive officers. In September 2006, we entered into letter agreements with ten additional employees and modified existing agreements with two employees. These letter agreements provide for certain retention or stay bonus payments to be paid in cash under specified circumstances as an additional incentive to remain employed in good standing with the Company. The Compensation Committee of the Board of Directors has approved the Company’s entry into these agreements. The retention or stay bonus payments generally vest at the end of 2006 and total payments to employees of approximately $3.0 million would be made in January 2007 if all participants qualify for the payments. In accordance with the SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, the cost of the plan is ratably accrued over the term of the agreements. For the three and nine months ended September 30, 2006, we recognized approximately $1.0 million and $2.1 million, respectively, of expense under the plan. As an additional retention incentive, certain employees were also granted stock options totaling approximately 122,000 shares at an exercise price of $11.90 per share.
     In August 2006 and October 2006, the Company’s Compensation Committee approved and ratified, and began entering into additional severance agreements with certain of our officers and executive officers as additional retention incentives and to provide severance benefits to these officers that are more closely equivalent to severance benefits already in place for other executive officers.

     These additional agreements consist of (a) change of control severance agreements (“Change of Control Severance Agreement”) and b) “ordinary” severance agreements that apply regardless of a change of control (“Ordinary Severance Agreement”). Each Change of Control Severance Agreement provides for a payment of certain benefits to the officer in the event their employment is terminated without cause in connection with a change of control of the Company.
     These benefits include one year of salary, plus the average bonus (if any) for the prior two years and payment of health care premiums for one year. With certain exceptions, the officer must be available for consulting services for one year and must abide by certain restrictive covenants, including non-competition and non-solicitation of our employees. Each Ordinary Severance Agreement provides for payment of six months salary in the event the officer’s employment is terminated without cause, regardless of change of control.
     Additionally, in October 2006, we implemented a 2006 Employee Severance Plan for those employees who were not covered by another severance arrangement. The plan provides that if such an employee is involuntarily terminated without cause, and not offered a similar or better job by one of the purchasers of our product lines (i.e. King or Eisai) such employee will be eligible for severance benefits. The benefits consist of two months’ salary, plus one week of salary for every full year of service with the Company plus payment of COBRA health care coverage premiums for that same period.
Conversion/Redemption of 6% Convertible Subordinated Notes
     On October 30, 2006, we gave notice of redemption to the noteholders of our 6% convertible subordinated notes due November 2007. The redemption date of the notes has been set for November 29, 2006. The noteholders may elect to convert the 6% notes, on or before November 29, 2006, into shares of our common stock at a conversion rate of 161.9905 shares per $1,000 principal amount of the notes (approximately $6.17 per share). Based on our current stock price, we expect that the majority of the notes will be converted into shares of Ligand common stock. The $128.2 million of principal amount of the notes outstanding may be converted into approximately 20.8 million shares of common stock. We will pay the holders of those notes that are not converted into shares a redemption price equal to 101.2% of the outstanding principal amount plus accrued and unpaid interest.
Lilly Collaboration Update
     In May 2006, after review of all preclinical and clinical data including recently completed two year animal safety studies, Lilly informed us that it had decided not to pursue further development at this time of LY818 (“Naveglitazar”), a compound in Phase II development for the treatment of Type II diabetes. Naveglitazar, a dual PPAR agonist, was developed through our collaborative research and development agreement with Lilly. This decision is specific with regard to Naveglitazar.
     In September 2006, Lilly informed us that it had suspended an ongoing mid-stage human trial of LY674 in order to assess unexpected findings noted during animal safety studies of the same compound and evaluate collective clinical efficacy and safety from the human data already gathered. LY674, a PPAR alpha agonist compound in Phase II development for the treatment of atherosclerosis, was developed through our collaborative research and development agreement with Lilly. This decision is specific with regard to LY674.
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
     The settlements resolve all claims by the parties, including those asserted against Ligand and the individual defendants in these cases. Under the agreements, we agreed to pay a total of $12.2 million in cash in full settlement of all claims. $12.0 million of the settlement amount and a portion of our total legal expenses was funded by our Directors and Officers Liability insurance carrier while the remainder of the legal fees incurred ($1.4 million for the three months ended June 30, 2006) was paid by us. Of the $12.2 million settlement liability, $4.0 million was paid in October 2006 to us directly from the insurance carrier and then disbursed to the claimants’ attorneys, while $8.0 million will be paid by the insurance carrier directly to an independent escrow agent responsible for disbursing the funds to the class action suit claimants. In July 2006, our insurance carrier funded the escrow account with the $8.0 million to be disbursed to the claimants. Under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, funding of the escrow account represents the extinguishment of our liability to the claimants. Accordingly, we derecognized the $8.0 million receivable and accrued liability in our consolidated financial statements as of September 30, 2006. As part of the settlement of the state derivative action, we have agreed to adopt certain corporate governance enhancements including the formalization of certain Board practices and responsibilities, a Board self-evaluation process, Board and Board Committee term limits (with gradual phase-in) and one-time enhanced independent requirements for a single director to succeed the current shareholder representatives on the Board. Neither we nor any of our current or former directors and officers has made any admission of liability or wrongdoing. On October 12, 2006, the Superior Court of California approved the settlement of the state derivative actions and entered final judgment of dismissal. The United States District Court has preliminarily approved the settlement of the Federal class action, however, that settlement and the settlement of the Federal derivative actions are all subject to final approval and orders of the court.
     The related investigation by the Securities and Exchange Commission is ongoing and is not affected by the settlements discussed above.
Resignation of CEO and Appointment of New Interim CEO
     On July 31, 2006, we entered into a separation agreement with David Robinson providing for Mr. Robinson’s resignation as Chairman, President, and Chief Executive Officer of the Company. Under the separation agreement, Mr. Robinson will receive his base salary and certain benefits for 24 months, payable in five equal monthly installments beginning August 1, 2006 and ending December 1, 2006. In addition, the agreement provides for the immediate vesting of Mr. Robinson’s unvested stock options and an extension of the exercise period of his options to January 15, 2007. In connection with the resignation, we recognized expense of approximately $1.9 million for the three months ended September 30, 2006 comprised of cash payments of $1.4 million and stock-based compensation of $0.5 million associated with the modification of the vesting and exercise period of the stock options.
     On August 1, 2006, we announced that current director Henry F. Blissenbach had been named Chairman and interim Chief Executive Officer. We have agreed to pay Dr. Blissenbach $40,000 per month, commencing August 1, 2006, subject to cancellation by either party on thirty days’ notice, for his services as Chairman and interim Chief Executive Officer. In addition, Dr. Blissenbach will be eligible to receive incentive compensation of up to 50% of his base salary, but not more than $100,000, based upon his performance of certain objectives incorporated within the employment agreement which we and Dr. Blissenbach have entered into. Also, Dr. Blissenbach received a stock option grant to purchase 150,000 shares of our common stock at an exercise price of $9.20 per share. These stock options will vest 50% at the end of six months and the remaining 50% will vest at the end of one year, except that all of these stock options will vest upon the appointment of a new chief executive officer. Finally, we will reimburse Dr. Blissenbach for all reasonable expenses incurred in discharging his duties as interim Chief Executive Officer, including, but not limited to commuting costs to San Diego and living and related costs during the time he spends in San Diego.
Salk Royalty Buyout
     In August 2006, we paid the Salk Institute $0.8 million to exercise an option to buy out milestone payments, other payment sharing obligations and royalty payments due on future sales of bazedoxifene, a product being developed by Wyeth. This payment resulted from a bazedoxifene new drug application (“NDA”) filed by Wyeth for postmenopausal osteoporosis therapy. We recognized the $0.8 million payment as development expense in our third quarter 2006 consolidated financial statements.

Results of Continuing Operations
     Total revenues from continuing operations for the three and nine months ended September 30, 2006 were $36.7 million and $106.8 million compared to $32.0 million and $87.3 million, respectively, for the same 2005 periods. Operating loss from continuing operations was $15.1 million and $173.7 million for the three and nine months ended September 30, 2006 compared to $4.6 million and $20.1 million, respectively, for the same 2005 periods. Loss from continuing operations for the three and nine months ended September 30, 2006 was $16.1 million ($0.21 per share) and $176.5 million ($2.26 per share) compared to $7.3 million ($0.10 per share) and $27.8 million ($0.38 per share) for the same 2005 periods.
Product Sales
     Our product sales for any individual period can be influenced by a number of factors including changes in demand, competitive products, the timing of announced price increases, and the level of prescriptions subject to rebates and chargebacks. Additionally, AVINZA is included on the formularies (or lists of approved and reimbursable drugs) of many states’ health care plans, as well as the formulary for certain Federal government agencies. In order to be placed on these formularies, we generally sign contracts which provide discounts to the purchaser off the then-current list price and limit how much of an annual price increase we can implement on sales to these groups. As a result, the discounts off list price for these groups can be significant for products where we have implemented list price increases. We monitor the portion of our sales subject to these discounts, and accrue for the cost of these discounts at the time of the recognition of product sales. We believe that by being included on these formularies, we will gain better physician acceptance, which will then result in greater overall usage of our products. If the relative percentage of our sales subject to these discounts increases materially in any period, our sales and gross margin could be substantially lower than historical levels.
Net Product Sales
     Our AVINZA product sales are determined on a sell-through basis less allowances for rebates, chargebacks, discounts, and losses to be incurred on returns from wholesalers resulting from increases in the selling price of our products. In addition, we incur certain distributor service agreement fees related to the management of our product by wholesalers. These fees have been recorded within net product sales.
     Sales of AVINZA were $36.7 million and $102.9 million for the three and nine months ended September 30, 2006 compared to $29.9 million and $79.4 million, respectively, for the same 2005 periods. According to IMS data, quarterly prescription market share of AVINZA for the three months ended September 30, 2006 was 3.7% compared to 4.5% for the same 2005 period.
     The increase in sales for the three and nine months ended September 30, 2006 reflects the impact of a 7% price increase effective April 1, 2005, as well as a shift in the mix of prescriptions to the higher doses of AVINZA. Net sales for the three and nine months ended September 30, 2006 also benefited from the release of a $1.5 million accrual previously recorded for billings received from the Department of Veteran Affairs under the Department of Defense’s TriCare Retail Pharmacy refund program. In September 2006, the U.S. Court of Appeals for the Federal Circuit struck down the TriCare program. The increase in AVINZA net sales for the three and nine months ended September 30, 2006 further reflects a reduction in Medicaid rebates of approximately $4.3 million and $11.2 million, respectively. This reduction was partially offset by an increase in managed care rebates of approximately $1.0 million for the nine months ended September 30, 2006 under contracts with pharmacy benefit managers (“PBMs”), group purchasing organizations (“GPOs”), and health maintenance organizations (“HMOs”), and under Medicare Part D.
     The increases in AVINZA net sales for the 2006 periods was partially offset by decreases in prescriptions. Specifically, net sales for the nine months ended September 30, 2006 reflect an approximate 2% decrease in prescriptions compared to the prior year period while prescriptions for the three months ended September 30, 2006 experienced an 8% decrease compared to the three months ended September 30, 2005. Additionally, prescriptions for the three months ended September 30, 2006 were 3% lower compared to the three months ended June 30, 2006. These trends reflect a continuing decrease in prescriptions under Medicaid contracts as marginal Medicaid contracts are terminated, partially offset by increases in prescriptions under managed care contracts and Medicare Part D. We also believe that the decrease in prescriptions is due in part to a lower level of co-promote activity in the third quarter of 2006, as our co-promotion arrangement with Organon reached its conclusion effective September 30, 2006.
     AVINZA net sales for the nine months ended September 30, 2006 also reflect an approximate charge of $2.1 million for losses expected to be incurred on product returns resulting from a 6% price increase effective July 1, 2006. This compares to a charge of $3.5 million recorded for the three months ended March 31, 2005 in connection with a 7% AVINZA price increase effective April 1, 2005. Upon an announced price increase, we revalue our estimate of deferred product revenue to be returned to recognize the potential higher credit a wholesaler may take upon product return determined as the difference between the new price and the previous price used to value the allowance. The decrease in the charge for the 2006 period reflects lower rates of return on lots that closed out in 2006, thereby lowering the historical weighted average rate of return used for estimating the allowance for return losses. AVINZA net sales for the three and nine months ended September 30, 2006, also benefited from a reduction in the existing allowance for return losses of $0.5 million and $3.5 million, respectively, due to the lower rates of return on lots that closed in 2006.
     Any changes to our estimates for Medicaid prescription activity or prescriptions written under our managed care contracts may have an impact on our rebate liability and a corresponding impact on AVINZA net product sales. For example, a 20% variance to our estimated Medicaid and managed care contract rebate accruals for AVINZA as of September 30, 2006 could result in adjustments to our Medicaid and managed care contract rebate accruals and net product sales of approximately $0.1 million and $0.8 million, respectively.
     As discussed under “Recent Developments”, we entered into an agreement to sell the AVINZA product to King following Ligand shareholder approval. In connection with that agreement, the Company entered into a Contract Sales Force Agreement (the “Sales Agreement”) with King, pursuant to which King agreed to conduct a detailing program to promote the sale of AVINZA for an agreed upon fee, subject to the terms and conditions of the Sales Agreement. Pursuant to the Sales Agreement, King agreed to perform certain minimum monthly product details (i.e. sales calls), which commenced effective October 1, 2006 and will continue for a period of six months following such date or until the closing or earlier termination of the purchase agreement. We estimate that, assuming the Closing were to occur at the end of December 2006, the amount due to King under the Sales Agreement would be approximately $4.0 million.
Collaborative Research and Development and Other Revenue
     We earned no collaborative research and development and other revenues for the three months ended September 30, 2006, compared to $2.1 million for the same 2005 period. For the nine months ended September 30, 2006, collaborative research and development and other revenues were $4.0 million, compared to $7.9 million for the same 2005 period. Collaborative research and development and other revenues include reimbursement for ongoing research activities, earned development milestones, and recognition of prior years’ up-front fees previously deferred in accordance with Staff Accounting Bulletin (“SAB”) No. 101“Revenue Recognition”, as amended by SAB 104. Revenue from distribution agreements includes recognition of up-front fees collected upon contract signing and deferred over the life of the distribution arrangement and milestones achieved under such agreements.
     A comparison of collaborative research and development and other revenues is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Collaborative research and development	$—	$894	$1,678	$2,618
Development milestones and other	—	1,201	2,299	5,326
	$—	$2,095	$3,977	$7,944

Collaborative Research and Development
     The decrease in collaborative research and development revenue for the three and nine months ended September 30, 2006 compared to the prior year periods is due to the completion of the research phase of our collaborative arrangement with TAP, which concluded in June 2006.
Development milestones and other
     Development milestones for the nine months ended September 30, 2006 period reflect a milestone of $2.0 million earned in the three months ended March 31, 2006 from GlaxoSmithKline in connection with the commencement of Phase III studies of eltrombopag and a $0.3 million milestone earned in the three months ended June 30, 2006 from Wyeth in connection with the filing of an NDA for bazedoxifene. This compares to milestones earned in the nine months ended September 30, 2005 of $3.0 million from GlaxoSmithKline, $1.2 million from Lilly and $1.1 million from TAP.
Gross Margin
     Gross margin on product sales was 84.2% for the three months ended September 30, 2006 compared to 78.5% for the same 2005 period. For the nine months ended September 30, 2006, gross margin on product sales was 83.7% compared to 77.3% for the same 2005 period. The improvement in the gross margin percentages for the 2006 periods reflects the impact of a 7% price increase effective April 1, 2005. Under the sell-through revenue recognition method, changes to prices do not impact net product sales and therefore gross margins until the product sells through the distribution channel. Accordingly, the price increases did not have a full period impact on the margins for the three and nine months ended September 30, 2005. Additionally, as further discussed above under “Net Product Sales”, net sales and therefore the gross margin percentage benefited from: 1) the impact of lower Medicaid rebates; 2) lower net charges related to the impact of price increases on expected returns; and 3) the release of an accrual in the third quarter of 2006 related to a court ruling by the U.S. Court of Appeals against the Department of Defense’s TriCare Retail Pharmacy refund program.
     Furthermore, cost of sales in terms of absolute dollars decreased in the 2006 periods compared to the 2005 periods due primarily to a decrease in the number of prescriptions of 8% and 2% for the three and nine months ended September 30, 2006 relative to the prior year periods.
Research and Development Expenses
     Research and development expenses were $10.5 million and $29.0 million, respectively, for the three and nine months ended September 30, 2006 compared to $7.9 million and $23.8 million for the same 2005 periods. The major components of research and development expenses are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Research
Research performed under collaboration agreements	$—	$816	$1,968	$2,777
Internal research programs	5,631	5,133	15,522	15,498

Total research	5,631	5,949	17,490	18,275

Development
New product development	3,709	53	8,610	746
Existing product support (1)	1,128	1,918	2,913	4,766

Total development	4,837	1,971	11,523	5,512

Total research and development	$10,468	$7,920	$29,013	$23,787

(1)	Includes costs incurred to comply with post-marketing regulatory commitments.
     Spending for research expenses was $5.6 million and $17.5 million, respectively, for the three and nine months ended September 30, 2006 compared to $5.9 million and $18.3 million for the same 2005 periods. The decrease in research expenses for the three and nine months ended September 30, 2006 compared to the same 2005 periods primarily reflects decreased research expenses incurred under our collaboration arrangement with TAP which concluded in June 2006.
     Spending for development expenses increased to $4.8 million and $11.5 million, respectively, for the three and nine months ended September 30, 2006 compared to $2.0 million and $5.5 million for the same 2005 periods. These increases reflect a higher level of expense for new product development partially offset by a lower level of expense in existing product support. The increase in spending on new product development was primarily due to the increase in LGD4665 thrombopoietin (TPO) and LGD5552 (Glucocorticoid agonist) expenses as our lead drug candidates in these areas were moved to IND track. The decreases in the 2006 periods for existing product support are due to lower product support for our AVINZA product.
     A summary of our significant internal research and development programs for continuing operations is as follows:

Program	Disease/Indication	Development Phase
AVINZA	Chronic, moderate-to-severe pain	Marketed in U.S. Phase IV

LGD4665 (Thrombopoietin oral mimic)	Idiopathic Thrombocytopenia (“ITP”), other Thrombocytopenias	IND Track

LGD5552 (Glucocorticoid agonists)	Inflammation, cancer	IND Track

Selective androgen receptor modulators, e.g., LGD3303 (agonist/antagonist)	Male hypogonadism, female & male osteoporosis, male & female sexual dysfunction, frailty. Prostate cancer, hirsutism, acne, androgenetic alopecia.	Pre-clinical
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
Selling, General and Administrative Expense
     Selling, general and administrative expense was $20.1 million and $58.1 million, respectively, for the three and nine months ended September 30, 2006 compared to $14.5 million and $43.1 million for the same 2005 periods. The increase is due primarily to legal costs (incurred in connection with the ongoing SEC investigation, shareholder litigation and our strategic alternatives process) which increased by approximately $2.0 million and $6.0 million for the three and nine months ended September 30, 2006 compared to the prior year periods. In June 2006, we announced that we had reached a settlement with the plaintiffs in the Company’s shareholder litigation. The amounts to be paid to the plaintiffs and the plaintiffs’ attorneys and a portion of our legal expenses incurred in connection with the shareholder litigation were covered by proceeds provided under our Directors and Officers (D&O) Liability insurance.
     General and administrative expenses were also higher for the three and nine months ended September 30, 2006 due to higher audit and consultant fees in connection with the completion of the Company’s assessment of internal controls as of December 31, 2005 under the Sarbanes-Oxley Act and consultant costs incurred in the second and third quarters of 2006 in connection with our 2006 SOX compliance program. A significant portion of the

Company’s 2005 assessment of internal controls was performed in 2006 due to the fact that the restatement of our financial statements was not completed until late 2005.
     In addition, general and administrative expenses for the three months ended September 30, 2006 include expenses of approximately $1.6 million for investment banker fees related to the oncology product sale transaction with Eisai and the AVINZA product sale transaction with King, as well as approximately $1.9 million of expenses in connection with the resignation of the Company’s CEO. (Refer to “Recent Developments” above).
     In addition, AVINZA advertising and promotion expenses increased in the three and nine months ended September 30, 2006 compared to the prior year periods when Ligand and Organon shared equally all AVINZA promotion expenses. As part of the AVINZA termination and return of rights agreement entered into in January 2006, discussed under “Overview” above, we are now responsible for all AVINZA advertising and promotion expenses. This increase was partially offset by lower selling expenses due to a reduction in our AVINZA primary care sales force.
     We expect selling, general and administrative expenses to continue to be higher through the remainder of 2006 compared to the prior year due to the ongoing cost of compliance with the Sarbanes-Oxley Act, legal and consultant expenses in connection with the SEC investigation and strategic alternatives process and the expenses to be recognized in connection with the employee retention agreements discussed under “Recent Developments” above. These increases are expected to be partially offset by lower sales force expenses as a result of the reduction in our AVINZA primary care sales force.
Co-promotion Expense and Co-promote Termination Charges
     Co-promotion expense due Organon amounted to $11.8 million and $33.7 million, respectively, for the three and nine months ended September 30, 2006 compared to $7.8 million and $22.5 million for the same 2005 periods. As discussed under “Overview” above, in connection with the AVINZA termination and return of co-promote rights agreement with Organon, we agreed to pay Organon 23% of net AVINZA product sales through September 30, 2006 as compensation for promotion of the product during the Transition Period. This compares to co-promote expense in the prior year period which was based on 30% of net sales, as per the original co-promotion agreement, determined using the sell-in method of revenue recognition.
     Co-promotion expense for the three and nine months ended September 30, 2006 also includes $3.3 million and $10.0 million, respectively, which represents the pro-rata accrual of a $10.0 million payment we agreed to make to Organon, provided that Organon achieves its required level of sales calls during the Transition Period. This payment represents an approximation of the fair value of the service element under the agreement during the Transition Period (when the provision to pay 23% of AVINZA net sales is also considered) and, therefore, is recognized as an additional component of co-promotion expense ratably over the Transition Period.
     Co-promote termination charges recognized for the three and nine months ended September 30, 2006 were $3.6 million and $143.0 million, respectively. The expense for the nine months ended September 30, 2006 includes a $37.8 million payment we agreed to make to Organon in October 2006 and the fair value of subsequent quarterly payments, estimated at approximately $95.2 million as of January 1, 2006, that we will make to Organon based on net product sales of AVINZA, through November 2017. The co-promote termination charge for the three and nine months ended September 30, 2006 also includes expense of approximately $3.6 million and $10.4 million, respectively, to reflect the fair value of the liability as of September 30, 2006. Note that for the three month periods ended March 31, 2006 and June 30, 2006, this adjustment was presented as a component of interest expense. For the nine months ended September 30, 2006, such amounts previously reported as interest expense were properly reclassified to “co-promote termination charges” in accordance with SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities.
     In connection with the planned sale of AVINZA to King, as further discussed under “Recent Developments”, King will assume responsibility for the $37.8 million paid to Organon in October 2006 and the royalty obligation to make payments to Organon based on AVINZA net product sales.

Interest Expense
     Interest expense was $2.5 million and $7.9 million for the three and nine months ended September 30, 2006, respectively, compared to $3.1 million and $9.2 million for the same 2005 periods. A comparison of interest expense is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Interest on 6% Convertible Subordinated Notes	$1,922	$2,329	$5,857	$6,987
Other interest	625	789	2,063	2,260

Total	$2,547	$3,118	$7,920	$9,247

     The lower interest expense on the 6% Convertible Subordinated Notes is due to the conversion of a portion of such notes during the six months ended June 30, 2006 as discussed further under “Recent Developments.” There were no conversions during the three months ended September 30, 2006.
     In connection with the planned sale of AVINZA to King, we are required to redeem or convert to common stock the outstanding 6% convertible subordinated notes, which is expected to occur on or before November 29, 2006. Accordingly, we expect interest expense on the notes to be lower in the fourth quarter of 2006 compared to prior period quarters. If the notes are redeemed, however, we will record a charge related to the premium to be paid upon redemption of approximately $1.5 million.
Discontinued Operations
     Income from discontinued operations was $1.2 million and $3.4 million for the three and nine months ended September 30, 2006, respectively, compared to $1.0 million for the three months ended September 30, 2005 and a loss from discontinued operations of $5.9 million for the nine months ended September 30, 2005. The following table summarizes results from discontinued operations for the three and nine months ended September 30, 2006 and 2005 included in the condensed consolidated statements of operations (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
	(unaudited)
Product sales	$13,292	$12,676	$42,457	$39,997
Collaborative research and development and other revenues	75	77	188	232

Total revenues	13,367	12,753	42,645	40,229

Operating costs and expenses:
Cost of products sold	3,410	3,385	12,448	13,552
Research and development	4,166	4,991	11,734	18,383
Selling, general and administrative	3,722	3,303	12,688	14,018

Total operating costs and expenses	11,298	11,679	36,870	45,953

Income (loss) from operations	2,069	1,074	5,775	(5,724)
Interest expense	(1)	(54)	(51)	(82)

Income (loss) before income taxes	2,068	1,020	5,724	(5,806)
Income tax expense	(845)	(17)	(2,342)	(54)

Net income (loss)	$1,223	$1,003	$3,382	$(5,860)

     Product sales were $13.3 million and $42.5 million for the three and nine months ended September 30, 2006 compared to $12.7 million and $40.0 million, respectively, for the same 2005 periods. The increase in product sales for each period is primarily due to increases in sales of Targretin capsules from increased demand and the effect of prices increases. These increases are partially offset by lower net product sales of ONTAK due to lower demand.
     Total operating costs and expenses were $11.3 million and $36.9 million for the three and nine months ended September 30, 2006 compared to $11.7 million and $46.0 million, respectively, for the same 2005 periods. These decreases are primarily due to decreased research expenses across several Oncology research programs, decreased development expenses for existing Oncology product support (primarily a reduced level of spending on Phase III clinical trials for Targretin capsules in non-small cell lung cancer (“NSCLC”)), and lower promotion expenses for the Oncology products compared to the prior year periods.
     The net loss from discontinued operations for the nine months ended September 30, 2005 reflects the significant development costs incurred on the NSCLC trials for Targretin capsules which concluded in early 2005.
Liquidity and Capital Resources
     We have financed our operations through private and public offerings of our equity securities, collaborative research and development and other revenues, issuance of convertible notes, product sales, capital and operating lease transactions, accounts receivable factoring and equipment financing arrangements, and investment income.
     Working capital was a deficit of $161.9 million at September 30, 2006 compared to a deficit of $102.2 million at December 31, 2005. Cash, cash equivalents, short-term investments and restricted investments totaled $33.7 million at September 30, 2006 compared to $88.8 million at December 31, 2005. We primarily invest our cash in United States government and investment grade corporate debt securities. Restricted investments consist of certificates of deposit held with a financial institution as collateral under equipment financing and third-party service provider arrangements.

Operating Activities
     Operating activities used cash of $54.5 million for the nine months ended September 30, 2006 compared to $3.7 million for the same 2005 period. The use of cash for the nine months ended September 30, 2006 reflects a higher net loss including the effect of a higher adjustment for non-cash operating expenses for the 2006 period. Non-cash operating expense for the nine months ended September 30, 2006 includes the recognition of $4.0 million of stock-based compensation expense in connection with the adoption of SFAS123(R) and option grants to non-employees. The higher use of cash for the 2006 period is further impacted by changes in operating assets and liabilities due to decreases in deferred revenues, net of $50.5 million and accounts payable and accrued liabilities of $5.8 million and an increase in inventories, net of $0.5 million, partially offset by decreases in accounts receivable, net of $13.9 million and other current assets of $2.0 million. The decrease in deferred revenue and accounts receivable are primarily due to lower shipments of Avinza during the three months ended September 30, 2006. The AVINZA Purchase Agreement with King provides for a reduction in the purchase price to the extent that product inventories in the wholesale and retail distribution channels are in excess of specified amounts. Accordingly, we reduced shipments of AVINZA in the month of September 2006. We expect that shipments of AVINZA in the fourth quarter of 2006 will likewise be lower until the targeted inventory levels are achieved.
     As further discussed below, the reconciliation of net loss to net cash used in operating activities for the nine months ended September 30, 2006 compared to the prior year period also reflects the accrual of the AVINZA co-promote termination liability due Organon of $143.0 million in connection with the termination and return of rights agreement entered into in January 2006. In consideration of the early termination and return of rights under the terms of the agreement, we agreed to pay Organon $37.8 million on or before October 15, 2006. We will further pay Organon $10.0 million on or before January 15, 2007, provided that Organon has made its minimum required level of sales calls. Under certain conditions, including closing of the planned sale of AVINZA to King, the $10.0 million cash payment will accelerate. In addition, after the termination, we agreed to make quarterly payments to Organon equal to 6.5% of AVINZA net sales through December 31, 2012 and thereafter 6.0% through patent expiration, currently anticipated to be November 2017. In connection with the planned AVINZA purchase by King, King will assume our outstanding obligations to Organon including reimbursing us for the $37.8 million paid to Organon in October 2006.
     For the same 2005 period, use of operating cash was impacted by the changes in operating assets and liabilities primarily due to decreases in accounts receivable, net of $6.5 million and other current assets of $5.0 million and increases in deferred revenue, net of $5.5 million and accounts payable and accrued liabilities of $2.3 million, partially offset by an increase in inventories, net of $3.1 million.
     The use of cash from operating activities of $54.5 million for the nine months ended September 30, 2006 includes $4.5 million used in discontinued operations. The use of cash from operating activities of $3.7 million for the nine months ended September 30, 2005 includes $3.8 million used in discontinued operations.
Investing Activities
     Investing activities used cash of $2.9 million for the nine months ended September 30, 2006 compared to the use of cash of $38.8 million for the same 2005 period. The use of cash for the nine months ended September 30, 2006 primarily reflects purchases of property and equipment of $1.6 million and purchases of short-term investments of $18.3 million, partially offset by proceeds from the sale of short-term investments of $17.0 million. The use of cash for the nine months ended September 30, 2005 reflects a $33.0 million payment for the buy-down of ONTAK royalty payments in connection with the amended royalty agreement entered into in November 2004 between the Company and Lilly, $3.5 million of net purchases of short-term investments, $1.8 million of purchases of property and equipment, and a $0.6 million capitalized payment to The Salk Institute for the exercise of an option to buy out royalty payments due on future sales of lasofoxifene for a second indication.
     The use of cash from investing activities of $2.9 million for the nine months ended September 30, 2006 includes $0.1 million used in discontinued operations. The use of cash from investing activities of $38.8 million for the nine months ended September 30, 2005 includes $33.0 million used in discontinued operations for the buy-down of the ONTAK royalty payments.

Financing Activities
     Financing activities provided cash of $0.6 million for the nine months ended September 30, 2006 compared to the use of cash of $0.2 million for the same 2005 period. Cash provided by financing activities for the nine months ended September 30, 2006 includes proceeds from the issuance of common stock of $2.0 million (primarily from the exercise of employee stock options) partially offset by net payments under equipment financing arrangements of $1.0 million and the repayment of long-term debt of $0.3 million. Cash used in financing activities for the nine months ended September 30, 2005 includes net payments under equipment financing arrangements of $0.8 million and the repayment of long-term debt of $0.2 million, partially offset by proceeds from the exercise of employee stock options of $0.9 million. None of the changes in cash from financing activities for the nine months ended September 30, 2006 and 2005 pertain to discontinued operations.
     Certain of our property and equipment is pledged as collateral under various equipment financing arrangements. As of September 30, 2006, $4.9 million was outstanding under such arrangements with $2.2 million classified as current. Our equipment financing arrangements have terms of 3 to 4 years with interest ranging from 7.35% to 10.11%.
     On October 25, 2006, we, along with our wholly-owned subsidiary Nexus entered into an agreement with Slough for the sale of the Company’s real property located in San Diego, California. In connection with the sale transaction, on November 6, 2006, we paid off the existing mortgage on the building of approximately $11.6 million. The early payment triggered a prepayment penalty of approximately $0.4 million. The sale transaction subsequently closed on November 9, 2006.
     On October 30, 2006, we gave notice of redemption to the noteholders of our 6% convertible subordinated notes due November 2007. The redemption date of the notes has been set for November 29, 2006. The noteholders may elect to convert the 6% notes, on or before November 29, 2006, into shares of our common stock at a conversion rate of 161.9905 shares per $1,000 principal amount of the notes (approximately $6.17 per share). Based on our current stock price, we expect that the majority of the notes will convert into shares of Ligand common stock in lieu of cash. The $128.2 million of principal amount of the notes outstanding may be converted into approximately 20.8 million shares of common stock. We will pay the holders of those notes that are not converted into shares a redemption price equal to 101.2% of the outstanding principal amount plus accrued and unpaid interest.
     We believe our available cash, cash equivalents, short-term investments and existing sources of funding will be sufficient to satisfy our anticipated operating and capital requirements through at least the next 12 months. Our future operating and capital requirements will depend on many factors, including: the effectiveness of our commercial activities during the transition period of our contract sales agreement with King, which was initiated on October 1, 2006; the pace of scientific progress in our research and development programs; the magnitude of these programs; the scope and results of preclinical testing and clinical trials; the time and costs involved in obtaining regulatory approvals; the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims; competing technological and market developments; the efforts of our collaborators; and the cost of production. We will also consider additional equipment financing arrangements similar to arrangements currently in place.
     Pursuant to the Oncology Purchase Agreement, at closing on October 25, 2006, we received approximately $205.0 million in cash of which $20.0 million was funded into an escrow account to support any indemnification claims made by Eisai following the closing of the sale. In addition, and as a condition of the $37.8 million loan received from King, $38.6 million of the funds received from Eisai was deposited into a restricted account to be used to repay the loan plus interest, due January 1, 2007.
     Pursuant to the AVINZA Purchase Agreement, at Closing, we expect to receive a cash payment of approximately $265.0 million, subject to adjustment based on certain closing conditions. Of the amount received, $15.0 million will be funded into an escrow account to support any indemnification claims made by King.
     We have announced that the Board of Directors is considering an extraordinary dividend of a substantial portion of the net proceeds from our product line asset sales. However, other than this extraordinary dividend, we do not anticipate paying cash dividends on any of our securities in the foreseeable future.

Leases and Off-Balance Sheet Arrangements
     We lease certain of our office and research facilities under operating lease arrangements with varying terms through July 2015. The agreements provide for increases in annual rents based on changes in the Consumer Price Index or fixed percentage increases ranging from 3% to 7%.
     In connection with our sale of real property discussed above, we entered into an agreement with Slough to leaseback the building for a period of 15 years. Under the terms of the lease, we will pay a basic annual rent of $3.0 million (subject to an annual fixed percentage increase, as set forth in the agreement), plus a 1% annual management fee, property taxes and other normal and necessary expenses associated with the lease such as utilities, repairs and maintenance, etc. We will have the right to extend the lease for two five-year terms and will have the first right of refusal to lease, at market rates, any facilities built on the sold lots.
     As of September 30, 2006, we are not involved in any off-balance sheet arrangements.
Contractual Obligations
     As of September 30, 2006, future minimum payments due under our contractual obligations are as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Capital lease obligations (1)	$5,394	$2,483	$2,732	$179	$—
Operating lease obligations (11)	19,159	2,888	4,163	3,919	8,189
Loan payable to bank (2)(8)	13,107	1,191	11,916	—	—
6% Convertible Subordinated Notes (3)(9)	137,035	7,689	129,346	—	—
Organon termination liability (4)(5)(10)	271,371	48,833	30,304	41,518	150,716
Other liabilities (6)(11)	538	106	211	211	10
Retention bonus obligation (7)(11)	2,979	2,979	—	—	—
Distribution service agreements (11)	10,003	10,003	—	—	—
Consulting agreements (11)	1,086	1,086	—	—	—
Manufacturing agreements (11)	8,351	8,351	—	—	—

Total contractual obligations	$469,023	$85,609	$178,672	$45,827	$158,915

(1)	Includes interest payments as follows	$546	$333	$206	$7	$—
(2)	Includes interest payments as follows	1,523	828	695	—	—
(3)	Includes interest payments as follows	8,885	7,689	1,196	—	—
(4)	Includes estimated accretion adjustment to fair value as follows	128,392	1,111	8,110	18,272	100,899

(5)	Includes $37,750 paid to Organon in October 2006.

(6)	Includes a liability under a royalty financing agreement.

(7)	See “Recent Developments – Employee Retention and Severance Agreements.”

(8)	Does not include impact of repayment of mortgage note on November 6, 2006 in connection with sale and leaseback of premises as discussed in “Recent Developments – Sale and Leaseback of Premises.”

(9)	Does not include impact of conversion of notes as discussed in “Recent Developments – Conversion/Redemption of 6% Convertible Subordinated Notes.”

(10)	Does not include loan received from, or liabilities assumed by King in connection with AVINZA sale as discussed in “Recent Developments – Sale of AVINZA Product.”

(11)	Included in the table above are obligations related to discontinued operations totaling approximately $9.3 million, comprised of distribution service agreements of $3.6 million, consulting agreements of $0.5 million, manufacturing agreements of $3.0 million, auto leases of $1.5 million, other liabilities of $0.5 million and retention bonus obligation of $0.2 million.

     As of September 30, 2006, we have net open purchase orders (defined as total open purchase orders at quarter end less any accruals or invoices charged to or amounts paid against such purchase orders) totaling approximately $15.0 million. For the 12 months ended December 31, 2006, we plan to spend approximately $2.4 million on capital expenditures.
     In January 2006, we signed an agreement with Organon that terminated the AVINZA co-promotion agreement between the two companies and returned AVINZA co-promotion rights to Ligand. In connection with this agreement, Organon was paid $37.8 million in October 2006. We are obligated to pay Organon an additional $10.0 million on or before January 15, 2007, provided that Organon has made its minimum required level of sales calls. After termination, we will make quarterly royalty payments to Organon equal to 6.5% of AVINZA net sales through December 31, 2012 and thereafter 6.0% through patent expiration, currently anticipated to be November 2017. In connection with the planned AVINZA purchase by King, King will assume our outstanding obligations to Organon including reimbursing us for the $37.8 million paid to Organon in October 2006.
     In connection with the AVINZA sale transaction discussed under “Overview”, King committed to loan us, at our option, $37.8 million (the “Loan”) to be used to pay our co-promote termination obligation to Organon due in October 2006. This loan was drawn, and the $37.8 million co-promote liability settled in October 2006. Amounts due under the loan are subject to certain market terms, including a 9.5% interest rate and a security interest in the Company’s assets other than those related to AVINZA. In addition, and as a condition of the $37.8 million loan received from King, $38.6 million of the funds received from Eisai was deposited into a restricted account to be used to repay the loan to King, plus interest, due January 1, 2007. If the transaction with King closes as contemplated by the AVINZA Purchase Agreement, the interest will be forgiven and the principal will be credited against the purchase price.
     In March 2006, we entered into letter agreements with approximately 67 of our key employees, including a number of our executive officers. In September 2006, we entered into letter agreements with ten additional key employees and modified existing agreements with two employees. These letter agreements provide for certain retention or stay bonus payments to be paid in cash under specified circumstances as an additional incentive to remain employed in good standing with the Company. The Compensation Committee of the Board of Directors has approved the Company’s entry into these Agreements. The retention or stay bonus payments generally vest at the end of 2006 and total payments to employees of approximately $3.0 million would be made in January 2007 if all participants qualify for the payments. In accordance with SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, the cost of the plan is ratably accrued over the term of the agreements. For the three and nine months ended September 30, 2006, we recognized approximately $1.0 million and $2.1 million, respectively, of expense under the plan. As an additional retention incentive, certain employees were also granted stock options totaling approximately 122,000 shares at an exercise price of $11.90 per share.
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
     The settlements resolve all claims by the parties, including those asserted against Ligand and the individual defendants in these cases. Under the agreements, we agreed to pay a total of $12.2 million in cash in full settlement of all claims. $12.0 million of the settlement amount and a portion of our total legal expenses was funded by our Directors and Officers Liability insurance carrier while the remainder of the legal fees incurred ($1.4 million for the three months ended June 30, 2006) was paid by us. Of the $12.2 million settlement liability, $4.0 million was paid in

October 2006 to us directly from the insurance carrier and then disbursed to the claimants’ attorneys, while $8.0 million will be paid by the insurance carrier directly to an independent escrow agent responsible for disbursing the funds to the class action suit claimants. In July 2006, our insurance carrier funded the escrow account with the $8.0 million to be disbursed to the claimants. Under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, funding of the escrow account represents the extinguishment of our liability to the claimants. Accordingly, we derecognized the $8.0 million receivable and accrued liability in our consolidated financial statements as of September 30, 2006.
     As part of the settlement of the state derivative action, we have agreed to adopt certain corporate governance enhancements including the formalization of certain Board practices and responsibilities, a Board self-evaluation process, Board and Board Committee term limits (with gradual phase-in) and one-time enhanced independence requirements for a single director to succeed the current shareholder representatives on the Board. Neither we nor any of our current or former directors and officers have made any admission of liability or wrongdoing. On October 12, 2006, the Superior Court of California approved the settlement of the state derivative actions and entered final judgment of dismissal. The United States District Court has preliminarily approved the settlement of the Federal class action, however, that settlement and the settlement of the Federal derivative actions are all subject to final approval and orders of the court. The related investigation by the Securities and Exchange Commission is ongoing and is not affected by the settlements discussed above.
     On July 31, 2006, we entered into a separation agreement with David Robinson providing for Mr. Robinson’s resignation as Chairman, President, and Chief Executive Officer of the Company. Under the separation agreement, Mr. Robinson will receive his base salary and certain benefits for 24 months, payable in five equal monthly installments beginning August 1, 2006 and ending December 1, 2006. In addition, the agreement provides for the immediate vesting of Mr. Robinson’s unvested stock options and an extension of the exercise period of his options to January 15, 2007. In connection with the resignation, we recognized expense of approximately $1.9 million in our third quarter 2006 financial statements, comprised of cash payments of $1.4 million and stock-based compensation of $0.5 million associated with the modification of the vesting and exercise period of the stock options.
     On August 1, 2006, we announced that current director Henry F. Blissenbach had been named Chairman and interim Chief Executive Officer. We have agreed to pay Dr. Blissenbach $40,000 per month, commencing August 1, 2006, subject to cancellation by either party on thirty days’ notice, for his services as Chairman and interim Chief Executive Officer. In addition, Dr. Blissenbach will be eligible to receive incentive compensation of up to 50% of his base salary, but not more than $100,000, based upon his performance of certain objectives incorporated within the employment agreement which the Company and Dr. Blissenbach have entered into. Also, Dr. Blissenbach received a stock option grant to purchase 150,000 shares of our common stock at an exercise price of $9.20 per share. These stock options will vest 50% at the end of six months and the remaining 50% will vest at the end of one year, except that all of these stock options will vest upon the appointment of a new chief executive officer. Finally, we will reimburse Dr. Blissenbach for all reasonable expenses incurred in discharging his duties as interim Chief Executive Officer, including, but not limited to commuting costs to San Diego and living and related costs during the time he spends in San Diego.
Critical Accounting Policies
     Certain of our accounting policies require the application of management judgment in making estimates and assumptions that affect the amounts reported in the consolidated financial statements and disclosures made in the accompanying notes. Those estimates and assumptions are based on historical experience and various other factors deemed to be applicable and reasonable under the circumstances. The use of judgment in determining such estimates and assumptions is by nature, subject to a degree of uncertainty. Accordingly, actual results could differ from the estimates made. Management believes that the only material changes during the nine months ended September 30, 2006 to the critical accounting policies reported in the Management’s Discussion and Analysis section of our 2005 Annual Report are related to 1) our accounting for the termination and return of the AVINZA co-promotion rights entered into with Organon in January 2006 and 2) our accounting for stock-based compensation.

Co-Promote Termination Accounting
     As part of the agreement, we agreed to pay Organon $37.8 million on or before October 15, 2006, and after the termination, we will make quarterly payments to Organon equal to 6.5% of AVINZA net sales through December 31, 2012 and thereafter 6% through patent expiration, currently anticipated to be November 2017. The unconditional payment of $37.8 million to Organon and the estimated fair value of the amounts to be paid to Organon after the termination ($105.2 million as of September 30, 2006), based on the net sales of the product (currently anticipated to be paid quarterly through November 2017) were recognized as liabilities and expensed as costs of the termination as of the effective date of the agreement, January 2006.
     Although the quarterly payments to Organon will be based on net reported AVINZA product sales, such payments will not result in current period expense in the period upon which the payment is based, but instead will be charged against the co-promote termination liability. Any changes to our estimates of future net AVINZA product sales, however, will result in a change to the liability which will be recognized as an increase or decrease to co-promote termination charges in the period such changes are identified. We also recognize additional co-promote termination charges each period to reflect the fair value of the termination liability. On a quarterly basis, management reviews the carrying value of the co-promote termination liability. Due to assumptions and judgments inherent in determining the estimates of future net AVINZA sales through November 2017, the actual amount of net AVINZA sales used to determine the current fair value of our co-promote termination liability may be materially different from our current estimates. In addition, because of the inherent difficulties of predicting possible changes to the estimates and assumptions used to determine the estimate of future AVINZA product sales, we are unable to quantify an estimate of the reasonably likely effect of any such changes on our results of operations or financial position.
Stock-Based Compensation
     Effective January 1, 2006, our accounting policy related to stock option accounting changed upon our adoption of SFAS No. 123(R), Share-Based Payment. SFAS 123(R) requires us to expense the fair value of employee stock options and other forms of stock-based compensation. Under the fair value recognition provisions of SFAS 123(R), stock-based compensation cost is estimated at the grant date based on the value of the award and is recognized as expense ratably over the service period of the award. Determining the appropriate fair value model and calculating the fair value of stock-based awards requires judgment, including estimating stock price volatility, the risk-free interest rate, forfeiture rates and the expected life of the equity instrument. Expected volatility utilized in the model is based on the historical volatility of the Company’s stock price and other factors. The risk-free interest rate is derived from the U.S. Treasury yield in effect at the time of the grant. The model incorporates forfeiture assumptions based on an analysis of historical data. The expected life of the 2006 grants is derived in accordance with the safe harbor expected term assumptions under SAB No. 107. For the three and nine months ended September 30, 2006, we recorded $2.0 million and $4.0 million, respectively, of stock-based compensation for awards granted to employees and non-employee directors.
     Prior to January 1, 2006, we accounted for options granted to employees in accordance with APB No. 25, Accounting for Stock Issued to Employees, and related interpretations and followed the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation.” Therefore, prior to the first quarter of 2006, we did not record any compensation cost related to stock-based awards, as all options granted prior to 2006 had an exercise price equal to the market value of the underlying common stock on the date of grant. Periods prior to our first quarter of 2006 were not restated to reflect the fair value method of expensing stock options. The impact of expensing stock awards on our earnings may be significant and is further described in Note 1 to the notes to the unaudited condensed consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     At September 30, 2006, our investment portfolio included fixed-income securities of $22.8 million. These securities are subject to interest rate risk and will decline in value if interest rates increase. However, due to the short duration of our investment portfolio, an immediate 10% change in interest rates would have no material impact on our financial condition, results of operations or cash flows. At September 30, 2006, we also have certain equipment financing arrangements with variable rates of interest. Due to the relative insignificance of such arrangements, however, an immediate 10% change in interest rates would have no material impact on our financial condition, results of operations, or cash flows. Declines in interest rates over time will, however, reduce our interest income, while increases in interest rates over time will increase our interest expense.
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
     The Company is required to maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in its reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) as appropriate, to allow timely decisions regarding required disclosure.
     In connection with the preparation of the Form 10-Q for the period ended September 30, 2006, management, under the supervision of the CEO and CFO, conducted an evaluation of disclosure controls and procedures. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2006 as they cannot assert the effective remediation of certain material weaknesses described in the Company’s management report on internal control over financial reporting included in Item 9A to its Annual Report on Form 10-K for the year ended December 31, 2005, as filed on March 31, 2006 and described below. As of September 30, 2006, certain of the material weaknesses identified in the 2005 Form 10-K have not been fully remediated. Additionally, since the material weaknesses described below have not been fully remediated, the CEO and CFO conclude that the Company’s disclosure controls and procedures are not effective at a reasonable assurance level as of the end of the fiscal quarter and as of the filing date of the Form 10-Q.
     As of September 30, 2006, management identified the continued existence of the following material weaknesses, which were identified in our 2005 Annual Report, in connection with its assessment of the effectiveness of the Company’s internal control over financial reporting. Although changes have been implemented to our internal controls over financial reporting to address certain of these matters, as further discussed in Item (b) below, management has not completed their own assessment of these control deficiencies and their impact on our internal control over financial reporting.
•	Spreadsheet Controls. In connection with the change in the Company’s revenue recognition for product sales from the sell-in method to the sell-through method, the use of spreadsheets has become a pervasive and integral part of the Company’s financial accounting, quarter-end close, and financial reporting processes. The Company did not have effective end user general controls over the access, change management and validation of spreadsheets used in its financial processes, nor did the Company have formal policies and procedures in place relating to the use of spreadsheets. As more fully discussed below, management has commenced the implementation of policies and procedures relating to spreadsheet management which are designed to ensure that adequate control activities exist surrounding significant spreadsheets. These policies and procedures, which include controls relating to data integrity, version control, and restricted access to such spreadsheets, were implemented and are considered to be operating effectively for the Company’s key revenue recognition spreadsheets as of September 30, 2006. These policies and procedures were not fully implemented for all other key (non-revenue recognition) spreadsheets until the third quarter of 2006 which precluded management’s ability to test, assess, and conclude as to the effectiveness of such remediated internal controls for a reasonable period of time prior to September 30, 2006. Considering the significant reliance on spreadsheets in the current period and given that management is not able to conclude as to the operating effectiveness of all key spreadsheet controls, the continuing deficiencies discussed above surrounding the use of spreadsheets have been assessed to be a material weakness as of September 30, 2006.

•	Segregation of Duties. Management identified certain members of the Company’s accounting and finance department who had accounting system access rights that are incompatible with the current roles and duties of such individuals. This control deficiency was identified as of December 31, 2004. However, when considered in conjunction with the material weaknesses surrounding internal audit and monitoring controls discussed herein, this control deficiency was elevated to a material weakness as of December 31, 2005. In the first, second, and third quarters of 2006, the Company terminated access rights for those individuals who were determined to have system access incompatible with their job functions. While management believes the controls with respect to segregation of duties were appropriately designed and effective at September 30, 2006, the timing of the implementation of the remediation efforts and the Company’s program to test, assess, and conclude as to the effectiveness of such remediation efforts resulted in management’s inability to conclude that such controls were operating effectively for a reasonable period of time prior to September 30, 2006.
•	Monitoring Controls. As a result of the demands placed on the Company’s accounting and finance department with respect to the Company’s accounting restatement in 2005, management did not properly maintain the Company’s documentation of internal control over financial reporting during 2005 to reflect changes in internal control over financial reporting and as a result did not substantively commence the process to update such documentation and complete its assessment until December 2005. Further, the restatement process which occurred in 2005 resulted in the delayed performance of certain control procedures in the period-end close process. Accordingly, management determined that this control deficiency constituted a material weakness as of December 31, 2005. As discussed below, management has implemented procedures to ensure more timely maintenance of internal control documentation and execution of its monitoring controls over its internal controls over financial reporting. However, such procedures were not fully implemented until the second quarter 2006 which precluded management’s ability to test, assess, and conclude as to the effectiveness of such remediated internal controls for a reasonable period of time prior to September 30, 2006.
     As of September 30, 2006, certain of the material weaknesses identified in the 2005 Form 10-K, as listed below, have been assessed, as further discussed in Item (b) below, by management to be fully remediated. BDO Seidman LLP, our independent registered public accountants, has not performed any procedures to review our remediation efforts.
•	Revenue Recognition. The Company previously reported that it did not have effective controls and procedures to ensure that revenues were recognized in accordance with generally accepted accounting principles. As further discussed below, the Company has implemented new revenue recognition models and related internal controls to remediate this weakness. Such remediation efforts, however, were not fully implemented until the fourth quarter of 2005. Management believes the controls with respect to revenue recognition were appropriately designed and effective at June 30, 2006 and continued to be effective at September 30, 2006, as further discussed in Item (b) below.

•	Record Keeping and Documentation. The Company previously reported that it did not have adequate record keeping and documentation supporting the decisions made and the accounting for complex transactions. As further discussed below, the Company has implemented new procedures and controls to remediate this weakness. Such remediation efforts, however, were not fully implemented until the fourth quarter of 2005. Management believes the controls with respect to record keeping were appropriately designed and effective at June 30, 2006 and continued to be effective at September 30, 2006, as further discussed in Item (b) below.

•	Lack of Sufficient Qualified Accounting Personnel. The Company previously reported that it did not have adequate manpower in its accounting and finance department and lacked sufficient qualified accounting personnel to identify and resolve complex accounting issues in accordance with generally accepted accounting principles. As further discussed below, the Company has appropriately designed the organization structure of its accounting and finance department and staffed key positions to remediate this weakness. Such remediation efforts, however, were not fully implemented until the second and third quarters of 2006. Management believes the controls, with respect to qualified accounting personnel, were appropriately designed and effective at September 30, 2006, as further discussed in Item (b) below.

•	Financial Statement Close Procedures. The Company did not have adequate financial reporting and close procedures. As further discussed below, the Company previously reported that it has implemented new procedures and controls to remediate this weakness. Such remediation efforts, however, were not fully implemented until the fourth quarter of 2005. Management believes the controls with respect to financial statement close procedures were appropriately designed and effective at September 30, 2006, as further discussed in Item (b) below.

•	Internal Audit. The Company previously reported that it did not maintain an independent effective Internal Audit department. As further discussed below, in the second and third quarters of 2006 the Company hired three internal audit personnel, including a Director of Internal Audit, and received Audit Committee approval for its internal audit plan and the internal audit charter. Effective the third quarter of 2006, the Company’s internal audit department was operating in accordance with the approved charter and began executing the approved internal audit plan. Accordingly, management believes that controls with respect to the existence of an independent, effective internal audit department are in place and operating at September 30, 2006, as further discussed in Item (b) below.
b) Remediation Steps to Address Material Weaknesses
     Revenue Recognition
•	During 2005, the Company’s finance and accounting department, with the assistance of outside expert consultants, developed accounting models to recognize sales of its domestic products, except Panretin, under the sell-through revenue recognition method in accordance with generally accepted accounting principles. In connection with the development of these models, the Company also implemented a number of new and enhanced controls and procedures to support the sell-through revenue recognition accounting models. These controls and procedures include approximately 35 revenue models used in connection with the sell-through revenue recognition method including related contra-revenue models and demand reconciliations to support and assess the reasonableness of the data and estimates, which includes information and estimates obtained from third-parties.

•	During the fourth quarter of 2005, the accounting and finance department completed the implementation of procedures surrounding the month-end close process to ensure that the information and estimates necessary for reporting product revenues under the sell-through method to facilitate a timely period-end close were available.

•	A training program for employees and consultants involved in the revenue recognition accounting has been developed and took place during the fourth quarter of 2005. In 2006, additional training has been provided and updated as considered necessary.

•	The Company staffed the position of Senior Revenue Recognition Analyst in the second quarter of 2006 and has implemented additional reviews over the revenue recognition area by senior accounting and finance personnel. The Company has not filled the position of Manager of Revenue Recognition. However, given the sale of the Company’s revenue-producing assets, filling this position is not a significant priority and management believes that the measures identified above are sufficient to address the control considerations surrounding revenue recognition.

•	Certain of the remediation efforts described above relating to the new revenue recognition models and related controls were not implemented until the fourth quarter of 2005. Management believes the controls with respect to revenue recognition were appropriately designed and effective since June 30, 2006.
Record Keeping and Documentation
•	The Company has implemented improved procedures for analyzing, reviewing, and documenting the support for significant and complex transactions. Documentation for all complex transactions is now maintained by the Corporate Controller.

•	The Company’s accounting and finance and legal departments developed a formal internal policy during the fourth quarter of 2005 entitled “Documentation of Accounting Decisions,” regarding the preparation and maintenance of contemporaneous documentation supporting accounting transactions and contractual interpretations. The formal policy provides for enhanced communication between the Company’s finance and legal personnel.

•	The remediation efforts described above were not implemented until the fourth quarter of 2005. Management believes the controls with respect to record keeping and documentation were appropriately designed and effective since June 30, 2006.
     Lack of Sufficient Qualified Accounting Personnel
•	The Company’s previous Director of Internal Audit resigned effective December 2, 2005. In December 2005, the Company retained a nationally recognized external consulting firm to assist the Internal Audit department and oversee the Company’s ongoing compliance effort under Section 404 of the Sarbanes Oxley Act of 2002 until a permanent replacement for the Company’s Director of Internal Audit was hired. During the second quarter of 2006, the Company hired a Director of Internal Audit, who is a certified public accountant and who commenced employment in May 2006.

•	During 2005, the Company engaged expert accounting consultants to assist the Company’s accounting and finance department with a number of activities, including the management and implementation of controls surrounding the Company’s new sell-through revenue recognition models, the administration of existing controls and procedures, preparation of the Company’s SEC filings and the documentation of complex accounting transactions.

•	During the second quarter of 2006, the Company hired additional senior accounting personnel who are certified public accountants including, a Director of Corporate Accounting, a Senior Accounting Manager, and a Director of Internal Audit, as discussed above. The Company also staffed the position of Senior Revenue Recognition Analyst through an internal transfer in the second quarter of 2006 and hired a senior internal auditor and internal audit staff member in the third quarter of 2006. Additionally, the Company hired a Director of Budget and Financial Analysis in August 2006 to replace the Senior Manager, Budget and Financial Analysis who left the Company in June 2006. Lastly, other open positions below the manager level have been sufficiently staffed with qualified consulting personnel.

•	The remediation efforts described above were not implemented until the second and third quarters of 2006. Management believes the controls with respect to qualified accounting personnel were appropriately designed and effective at September 30, 2006.
     Financial Statement Close Procedures
•	The Company has designed and implemented process improvements concerning the Company’s financial reporting and close procedures. A training session for all finance department employees and consultants involved in the financial statement close process took place during the fourth quarter of 2005. Additionally, an ongoing periodic training update/program has been implemented to conduct training sessions on a regular quarterly basis to provide training to its finance and accounting personnel and to review procedures for timely and accurate preparation and management review of documentation and schedules to support the Company’s financial reporting and period-end close process. As discussed above, the additional management personnel hired by the finance department will also help ensure that all documentation necessary for the financial reporting and period-end close procedures is properly prepared and reviewed.

•	The remediation efforts described above were not implemented until the fourth quarter of 2005 (and the remediation efforts described above in qualified accounting personnel was not substantially completed until the second and third quarters of 2006). Management believes the controls with respect to financial statement close procedures were appropriately designed and effective at September 30, 2006.
     Internal Audit
•	As discussed under the caption Lack of Sufficient Qualified Accounting Personnel above, the Company hired a Director of Internal Audit, who commenced employment in the second quarter of 2006 and hired a senior internal auditor and internal audit staff member in the third quarter of 2006. Additionally, until the Director of Internal Audit commenced employment, the Company engaged a nationally recognized external consulting firm to perform the functions of the Internal Audit department.
•	The internal audit charter and the internal audit plan for 2006 were approved by the Company’s Audit Committee during the third quarter of 2006. The Company’s internal audit department commenced execution of the approved internal audit plan during the third quarter of 2006.

•	Based on the actions described above, management believes that controls related to the existence of an independent, effective internal audit department are in place and operating at September 30, 2006.
     Spreadsheet Controls
•	Revenue Spreadsheet Controls. The Company has implemented new revenue recognition models and related internal controls to remediate this weakness. Such remediation efforts, however, were not fully implemented until the fourth quarter of 2005. Since June 30, 2006, the Company believes that the controls surrounding the revenue spreadsheets were appropriately designed and have been effective.
•	Non-Revenue Spreadsheet Controls. In the first, second, and third quarters of 2006, management identified and categorized significant spreadsheets using qualitative measures of financial risk and complexity. After being inventoried, the spreadsheets were subject to standardized control activity testing, ensuring that any deficiencies in such spreadsheets relating to security, change management, input validation, documentation, and segregation of duties were addressed. Management has completed the implementation of policies and procedures relating to spreadsheet management which are designed to ensure that adequate control activities exist surrounding significant spreadsheets. These policies and procedures, which include controls relating to data integrity, version control, and restricted access to such spreadsheets were fully implemented in the third quarter of 2006 and will be tested for operating effectiveness during the third and fourth quarters of 2006.
     Segregation of Duties
•	In the first, second, and third quarters of 2006, management identified those members of the Company’s accounting and finance department who had accounting system access rights that were incompatible with the current roles and duties of such individuals and subsequently terminated the access rights for those individuals. On a quarterly basis, commencing with the first quarter of 2006, management monitors the accounting system access rights of those employees with access to the accounting software systems to identify any grants of incompatible user access rights or any user access rights resulting from subsequent changes or modifications to the Company’s internal control structure.
     Monitoring Controls
•	As discussed under the caption Internal Audit above, the Company hired a Director of Internal Audit, who commenced employment in the second quarter of 2006. Additionally, prior to the Director of Internal Audit commencing employment, the Company engaged and continues to use a nationally recognized external consulting firm to assist with internal audit services. As part of this service, these consultants are responsible for assisting management with updating and maintaining the Company’s documentation of internal control over financial reporting. The consultants are also assisting with the testing of such internal controls and in monitoring the progress of any ongoing and newly identified remediation efforts to help ensure the timely completion of the Company’s 2006 monitoring program.
     Independent Registered Public Accountants
     BDO Seidman LLP, our independent registered public accountants, has not performed any procedures to review our remediation efforts.

c) Changes in Internal Control Over Financial Reporting
     Except for the changes in connection with the remediation efforts performed in regard to the material weaknesses described above, there were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
The Settlement Agreements
     In June 2006, the Company entered into agreements to resolve all claims by the parties in each of these matters, including those asserted against the Company and the individual defendants in these cases. Under the agreements, the Company agreed to pay a total of $12.2 million in cash for a release and in full settlement of all claims. $12.0 million of the settlement amount and a portion of our total legal expenses was funded by our Directors and Officers Liability insurance carrier while the remainder of the legal fees incurred ($1.4 million for the three months ended June 30, 2006) was paid by us. Of the $12.2 million settlement liability, $4.0 million was paid in October 2006 to us directly from the insurance carrier and then disbursed to the claimants’ attorneys, while $8.0 million will be paid by the insurance carrier directly to an independent escrow agent responsible for disbursing the funds to the class action suit claimants. In July 2006, our insurance carrier funded the escrow account with the $8.0 million to be disbursed to the claimants. Under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and

Extinguishments of Liabilities, funding of the escrow account represents the extinguishment of our liability to the claimants. Accordingly, we derecognized the $8.0 million receivable and accrued liability in our consolidated financial statements as of September 30, 2006. As part of the settlement of the state derivative action, we have agreed to adopt certain corporate governance enhancements including the formalization of certain Board practices and responsibilities, a Board self-evaluation process, Board and Board Committee term limits (with gradual phase-in) and one-time enhanced independent requirements for a single director to succeed the current shareholder representatives on the Board. Neither we nor any of our current or former directors and officers have made any admission of liability or wrongdoing. On October 12, 2006, the Superior Court of California approved the settlement of the state derivative actions and entered final judgment of dismissal. The United States District Court has preliminarily approved the settlement of the Federal class action, however, that settlement and the settlement of the Federal derivative actions are all subject to final approval and orders of the court.
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
     The Company’s subsidiary, Seragen, Inc. and Ligand, were named parties to Sergio M. Oliver, et al. v. Boston University, et al., a putative shareholder class action filed on December 17, 1998 in the Court of Chancery in the State of Delaware in and for New Castle County, C.A. No. 16570NC, by Sergio M. Oliver and others against Boston University and others, including Seragen, its subsidiary Seragen Technology, Inc. and former officers and directors of Seragen. The complaint, as amended, alleged that Ligand aided and abetted purported breaches of fiduciary duty by the Seragen related defendants in connection with the acquisition of Seragen by Ligand and made certain misrepresentations in related proxy materials and seeks compensatory and punitive damages of an unspecified amount. On July 25, 2000, the Delaware Chancery Court granted in part and denied in part defendants’ motions to dismiss. Seragen, Ligand, Seragen Technology, Inc. and the Company’s acquisition subsidiary, Knight Acquisition Corporation, were dismissed from the action. Claims of breach of fiduciary duty remain against the remaining defendants, including the former officers and directors of Seragen. The court certified a class consisting of shareholders as of the date of the acquisition and on the date of the proxy sent to ratify an earlier business unit sale by Seragen. On January 20, 2005, the Delaware Chancery Court granted in part and denied in part the defendants’ motion for summary judgment. Prior to trial, several of the Seragen director-defendants reached a settlement with the plaintiffs. The trial in this action then went forward as to the remaining defendants and concluded on February 18, 2005. On April 14, 2006, the court issued a memorandum opinion finding for the plaintiffs and against Boston University and individual directors affiliated with Boston University on certain claims. The opinion awards damages on these claims in the amount of approximately $4.8 million plus interest. Judgment, however, has not been entered and the matter is subject to appeal. While Ligand and its subsidiary Seragen have been dismissed from the action, such dismissal is also subject to appeal and Ligand and Seragen may have possible indemnification obligations with respect to certain defendants. As of September 30, 2006, the Company has not accrued an indemnification obligation based on its assessment that the Company’s responsibility for any such obligation is not probable or estimable.
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
Risks Related To Us and Our Business.
Failure to timely complete our AVINZA product line sale or to successfully restructure our business could have adverse consequences for the Company.
     We have announced agreements to sell both of our commercial product lines and our real estate assets. These agreements contemplate that we will complete those asset sales and in return receive substantial cash consideration by the end of the 2006 calendar year. We completed the oncology asset sale in October 2006 and the real estate asset sale in November 2006, but have not completed the pending AVINZA product line sale, which is the largest of the three. The AVINZA asset sale agreement contains a number of conditions to closing, including stockholder approval of the sale, and a number of other legal and operational requirements. Failure to timely satisfy these conditions, among other causes, could delay or prevent the closing of the transaction. For example, in order to obtain the required stockholder approval, we prepared and filed with the SEC a proxy statement, which may be reviewed by the SEC and subject to comments and revisions prior to mailing the proxy materials and scheduling the stockholder meeting. If we are unable to complete this process and close the transaction by December 31, 2006, neither King nor Ligand would be required to complete the transaction. Failure for any reason to complete the transaction could, e.g., prevent or delay the receipt of cash we need to run our business, cause us to have to use substantial cash to repay a loan from the purchaser of AVINZA, cause confusion and dissatisfaction among customers, suppliers and stockholders, subject us to legal action and harm our business in a number of other ways. In addition, any such delay or failure could depress our stock price.
     In connection with these asset sales we are also planning a restructuring of our remaining businesses, principally our research and development. If we are unable to successfully and timely complete this restructuring, our remaining assets could lose value, we may not be able to retain key employees, we may not have sufficient resources to successfully manage those assets or our business, and we may not be able to perform our obligations under various contracts and commitments. Any of these could have substantial negative impacts on our business and our stock price.
The restatement of our consolidated financial statements has had a material adverse impact on us, including increased costs and the increased possibility of legal or administrative proceedings.
     We determined that our consolidated financial statements for the years ended December 31, 2002 and 2003, and for the first three quarters of 2004, as described in more detail in our 2004 10-K, should be restated. As a result of these events, we have become subject to a number of additional risks and uncertainties, including:
•	We incurred substantial unanticipated costs for accounting and legal fees in 2005 in connection with the restatement. Although the restatement is complete, we expect to continue to incur unanticipated accounting and legal costs as noted below.

•	We were named in a number of lawsuits that began in August 2004 and an additional lawsuit filed in October 2005 claiming to be class actions and shareholder derivative actions. While we have agreed to settle this litigation, the settlements are subject to court approval. If not approved we could face substantial additional legal fees or judgments in excess of our insurance policy limits and management distraction.

•	The SEC has instituted a formal investigation of the Company’s consolidated financial statements. This investigation will likely divert more of our management’s time and attention and cause us to incur substantial costs. Such investigations can also lead to fines or injunctions or orders with respect to future activities, as well as further substantial costs and diversion of management time and attention.

Material weaknesses or deficiencies in our internal control over financial reporting could harm stockholder and business confidence on our financial reporting, our ability to obtain financing and other aspects of our business.
     Maintaining an effective system of internal control over financial reporting is necessary for us to provide reliable financial reports. As disclosed in the Company’s 2005 Annual Report on Form 10-K, management’s assessment of the Company’s internal control over financial reporting identified material weaknesses in the Company’s internal controls surrounding (i) the accounting for revenue recognition; (ii) record keeping and documentation; (iii) accounting personnel; (iv) financial statement close procedures; (v) the inability of the Company to maintain an effective independent Internal Audit Department; (vi) the existence of ineffective spreadsheet controls used in connection with the Company’s financial processes, including review, testing, access and integrity controls; (vii) the existence of accounting system access rights granted to certain members of the Company’s accounting and finance department that are incompatible with the current roles and duties of such individuals (i.e., segregation of duties); and (viii) the inability of management to properly maintain the Company’s documentation of the internal control over financial reporting during 2005 or to substantively commence the process to update such documentation and assessment until December 2005. We have not fully remediated these material weaknesses and as a result, management continues to conclude that we did not maintain effective internal control over financial reporting as of September 30, 2006.
     Because we have concluded that our internal control over financial reporting is not effective as of September 30, 2006 and our independent registered public accounting firm issued a disclaimer opinion on the effectiveness of our internal controls as of December 31, 2005 due to our inability to make a timely assessment of the effectiveness of our internal controls, and to the extent we identify future weaknesses or deficiencies, there could be material misstatements in our consolidated financial statements and we could fail to meet our financial reporting obligations. As a result, we could be delisted from the NASDAQ Global Market, our ability to obtain additional financing, or obtain additional financing on favorable terms, could be materially and adversely affected, each of which, in turn, could materially and adversely affect our business, our strategic alternatives, our financial condition and the market value of our securities. In addition, perceptions of us could also be adversely affected among customers, lenders, investors, securities analysts and others. Current material weaknesses or any future weaknesses or deficiencies could also hurt confidence in our business and consolidated financial statements and our ability to do business with these groups.
Our revenue recognition policy has changed to the sell-through method which is currently not used by most companies in the pharmaceutical industry which will make it more difficult to compare our results to the results of our competitors.
     Because our revenue recognition policy has changed to the sell-through method which reflects products sold through the distribution channel, we do not recognize revenue for the domestic product shipments of AVINZA, and prior to the sale of our oncology products to Eisai, Inc. in October 2006, for ONTAK, Targretin capsules and Targretin gel. Under our previous method of accounting, product sales were recognized at time of shipment.
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
     As previously disclosed, on January 17, 2006, we signed an agreement with Organon that terminated the AVINZA co-promotion agreement between the two companies and returned AVINZA rights to Ligand. However, the parties agreed to continue to cooperate during a transition period that ended September 30, 2006 (the “Transition Period”) to promote the product.
     In consideration of the early termination and return of rights under the terms of the agreement, Ligand agreed to pay Organon $37.8 million on or before October 15, 2006. We will further pay Organon $10.0 million on or before January 15, 2007, provided that Organon has made its minimum required level of sales calls. In addition, after the termination, we will make quarterly payments to Organon equal to 6.5% of AVINZA net sales through December 31, 2012 and thereafter 6% through patent expiration, currently anticipated to be November 2017.
     The unconditional payment of $37.8 million to Organon and the estimated fair value of the amounts to be paid to Organon after the termination ($105.2 million as of September 30, 2006), based on the net sales of the product (currently anticipated to be paid quarterly through November 2017) were recognized as liabilities and expensed as costs of the termination as of the effective date of the agreement, January 2006. Additionally, the conditional payment of $10.0 million, which represents the approximation of the fair value of that service element of the agreement, is being recognized ratably as additional co-promotion expense over the Transition Period.
     Although the quarterly payments to Organon will be based on net reported AVINZA product sales, such payments will not result in current period expense in the period upon which the payment is based, but instead will be charged against the co-promote termination liability. The accretion to the current fair value for each reporting period will, however, be recognized as additional co-promote termination charges for that period at a rate of 15%, the discount rate used to initially value this component of the termination liability. Additionally, any changes to our estimates of future net AVINZA product sales (including for events, circumstances, changes in trends, and/or strategic decisions taken with respect to the product) will be recognized as an increase or decrease to co-promote termination charges in the period such changes are identified. Any such changes could be material and potentially result in adjustments to our consolidated statements of operations that are inconsistent with the underlying trend in AVINZA product sales.
Our single marketed product and our dependence on partners and other third parties mean our results are vulnerable to setbacks with respect to any one product.
     We currently only market one product, AVINZA, and we have only a handful of other partnered products that have made significant progress through development. Because these numbers are small, especially the single marketed product, any significant setback with respect to any one of them could significantly impair our operating results and/or reduce the market price for our securities. Setbacks could include problems with shipping, distribution, manufacturing, product safety, marketing, government licenses and approvals, intellectual property rights and physician or patient acceptance of the product, as well as higher than expected total rebates, returns or discounts.

     In particular, AVINZA now accounts for all of our product revenues. Thus, any setback with respect to AVINZA could significantly impact our financial results and our stock price. AVINZA was licensed from Elan Corporation which was previously its sole manufacturer. We have contracted with Cardinal to provide additional manufacturing capacity and we began to receive product from them in the second quarter of 2006. However, we expect Elan will continue to be a significant supplier over the next several years. Any problems with Elan’s or Cardinal’s manufacturing operations or capacity could reduce sales of AVINZA, as could any licensing or other contract disputes with these suppliers.
     Similarly, King, our contract sales partner, executes a large part of the marketing and sales efforts for AVINZA and those efforts may be affected by our partner’s organization, operations, activities and events both related and unrelated to AVINZA. Historically, our sales efforts including our own or our prior partner’s, have encountered and continue to encounter a number of difficulties, uncertainties and challenges, including sales force reorganizations and lower than expected sales call and prescription volumes, which have hurt and could continue to hurt AVINZA sales growth. The negative impact on the product’s sales growth in turn has caused and may continue to cause our revenues and earnings to be disappointing. Any failure to fully optimize this new contract sales arrangement and the AVINZA brand, by either partner, could also cause AVINZA sales and our financial results to be disappointing and hurt our stock price. Any disputes with our contract sales partner could harm the promotion and sales of AVINZA and could result in substantial costs to us. In addition, the prior co-promotion arrangement ended in September 2006. Failure to successfully transition our prior partner’s efforts and functions back to Ligand and/or our new contract sales partner could adversely affect the sales of the product.
     AVINZA is a relatively new product and therefore the predictability of its commercial results is relatively low. Higher than expected discounts (especially PBM/GPO rebates and Medicaid rebates, which can be substantial), returns and chargebacks and/or slower than expected market penetration could reduce sales. Other setbacks that AVINZA could face in the sustained-release opioid market include product safety and abuse issues, regulatory action, intellectual property disputes and the inability to obtain sufficient quotas of morphine from the Drug Enforcement Agency (“DEA”) to support our production requirements.
     In particular, with respect to regulatory action and product safety issues, the FDA recently requested that we expand the warnings on the AVINZA label to alert doctors and patients to the dangers of using AVINZA with alcohol. We have made changes to the label, after consultation and agreement with the FDA. The FDA also requested clinical studies to investigate the risks associated with taking AVINZA with alcohol. We have submitted protocols to the FDA and are awaiting their comments on these protocol designs. These additional warnings, studies and any further regulatory action could have significant adverse affects on AVINZA sales.
Our product development and commercialization involve a number of uncertainties, and we may never generate sufficient revenues from the sale of products to become profitable.
     We were founded in 1987. We have incurred significant losses since our inception. At September 30, 2006, our accumulated deficit was approximately $1.0 billion. We began receiving revenues from the sale of pharmaceutical products in 1999. To consistently be profitable, we must successfully develop, clinically test, market and sell our products. Even if we consistently achieve profitability, we cannot predict the level of that profitability or whether we will be able to sustain profitability. We expect that our operating results will fluctuate from period to period as a result of differences in when we incur expenses and receive revenues from product sales, collaborative arrangements and other sources. Some of these fluctuations may be significant.
     Most of our products in development will require extensive additional development, including preclinical testing and human studies, as well as regulatory approvals, before we can market them. We cannot predict if or when any of the products we are developing or those being developed with our partners will be approved for marketing. For example, lasofoxifene (Oporia), a partner product being developed by Pfizer recently received a “non-approvable” decision from the FDA and trials of our previously marketed product Targretin failed to meet endpoints in Phase III trials in which we were studying its use in non small cell lung cancer. There are many reasons that we or our collaborative partners may fail in our efforts to develop our other potential products, including the possibility that:

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
     In addition, the efforts of governments and third-party payers to contain or reduce the cost of health care will continue to affect the business and financial condition of drug companies such as us. A number of legislative and regulatory proposals to change the health care system have been discussed in recent years, including price caps and controls for pharmaceuticals. These proposals could reduce and/or cap the prices for our products or reduce government reimbursement rates for products. In addition, an increasing emphasis on managed care in the United States has and will continue to increase pressure on drug pricing. We cannot predict whether legislative or regulatory proposals will be adopted or what effect those proposals or managed care efforts may have on our business. The announcement and/or adoption of such proposals or efforts could adversely affect our profit margins and business.
Our revenues are dependent on maintaining an effective marketing and sales capability in the United States which is expensive and time-consuming and may increase our operating losses.
     Maintaining an effective sales force to market and sell products is difficult, expensive and time-consuming. We have a US sales force of approximately 97 people as of October 26, 2006. We also rely on third-party distributors to distribute our products. The distributors are responsible for providing many support services, including customer service, order entry, shipping and billing and customer reimbursement assistance. Our reliance on these third parties means our results may suffer if any of them are unsuccessful or fail to perform as expected. We may not be able to continue to expand our sales and marketing capabilities sufficiently to successfully commercialize our products in the territories where they receive marketing approval. With respect to our contract sales or licensing arrangements, for example our contract sales agreement for AVINZA, any revenues we receive will depend substantially on the marketing and sales efforts of others, which may or may not be successful.

The cash flows from our product shipments may significantly fluctuate each period based on the nature of our products.
     The purchasing and stocking patterns of our wholesaler customers for our AVINZA products are influenced by a number of factors that vary from wholesaler to wholesaler and even between individual distribution centers, including but not limited to overall level of demand, periodic promotions, required minimum shipping quantities and wholesaler competitive initiatives. Although we have distribution services contracts in place to maintain stable inventories at our major wholesalers, if any of them were to substantially reduce the inventory they carry in a given period, e.g. due to circumstances beyond their reasonable control, or contract termination or expiration, our shipments and cash flow for that period could be substantially lower than historical levels.
     We have entered into fee-for-service or distributor services agreements with the majority of our wholesaler customers. Under these agreements, in exchange for a set fee, the wholesalers have agreed to provide us with certain services. The agreements typically have a one-year initial term and are renewable.
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
     We currently estimate our research and development expenditures over the next 3 years to range between $90 million and $150 million. However, we base our outlook regarding the need for funds on many uncertain variables. Such uncertainties include regulatory approvals, the timing of events outside our direct control such as product launches by partners and the success of such product launches, negotiations with potential strategic partners, possible sale of assets or other transactions resulting from our strategic alternatives evaluation process which is ongoing, and other factors. Any of these uncertain events can significantly change our cash requirements as they determine such one-time events as the receipt of major milestones and other payments.
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
     We have incurred losses since our inception and may not generate positive cash flow to fund our operations for one or more years. As a result, we may need to complete additional equity or debt financings to fund our operations. Our inability to obtain additional financing could adversely affect our business. Financings may not be available at all or on favorable terms. In addition, these financings, if completed, still may not meet our capital needs and could result in substantial dilution to our stockholders. For instance, in April 2002 and September 2003 we issued an aggregate of 7.7 million shares of our common stock in private placement offerings. In addition, in November 2002 we issued in a private placement $155.3 million in aggregate principal amount of our 6% convertible subordinated notes due 2007, that were convertible into 25,149,025 shares of our common stock. Approximately $125.15 million of principal amount of those notes remain outstanding and could be converted into approximately 20.8 million common shares. We announced the redemption of the notes in October 2006 and if noteholders do not convert into common stock, we would have to pay those noteholders cash equal to 101.2% of the principal amount of their notes.
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
     We currently have no manufacturing facilities, and we rely on others for clinical or commercial production of our marketed and potential products. In addition, some raw materials necessary for the commercial manufacturing of AVINZA are custom and can be obtained only from our manufacturers, Elan and Cardinal.
     To be successful, we will need to ensure continuity of the manufacture of AVINZA, either directly or through others, in commercial quantities, in compliance with regulatory requirements at acceptable cost and in sufficient quantities to meet product growth demands. Any extended or unplanned manufacturing shutdowns, shortfalls or delays could be expensive and could result in inventory and product shortages. If we are unable to reliably manufacture our products our revenues could be adversely affected.
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
     We have not paid any cash dividends on our common stock to date. In general, we intend to retain any earnings to support the expansion of our business. We have announced that the Board of Directors is considering an extraordinary dividend of a substantial portion of the net proceeds from our product line asset sales. However, other than this extraordinary dividend, we do not anticipate paying cash dividends on any of our securities in the foreseeable future. Thus any returns you receive will be highly dependent on increases in the market price for our securities, if any. The price for our common stock has been highly volatile and may decrease.
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

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1 (1)	Amended and Restated Certificate of Incorporation of the Company. (Filed as Exhibit 3.2).

3.2 (1)	Bylaws of the Company, as amended. (Filed as Exhibit 3.3).

3.3 (2)	Amended Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Company.

3.5 (3)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company dated June 14, 2000.

3.6 (4)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company dated September 30, 2004.

3.7 (5)	Amendment to the Bylaws dated November 13, 2005 (Filed as Exhibit 3.1).

4.1 (6)	Specimen stock certificate for shares of Common Stock of the Company.

4.2 (18)	2006 Preferred Shares Rights Agreement, dated as of October 13, 2006, by and between the Company and Mellon Investor Services, LLC (Filed as Exhibit 4.1).

4.3 (11)	Indenture dated November 26, 2002, between Ligand Pharmaceuticals Incorporated and J.P. Morgan Trust Company, National Association, as trustee, with respect to the 6% convertible subordinated notes due 2007. (Filed as Exhibit 4.3).

4.4 (11)	Form of 6% Convertible Subordinated Note due 2007. (Filed as Exhibit 4.4).

4.5 (11)	Pledge Agreement dated November 26, 2002, between Ligand Pharmaceuticals Incorporated and J.P. Morgan Trust Company, National Association. (Filed as Exhibit 4.5).

4.6 (11)	Control Agreement dated November 26, 2002, among Ligand Pharmaceuticals Incorporated, J.P. Morgan Trust Company, National Association and JP Morgan Chase Bank. (Filed as Exhibit 4.6).

10.294 (13)	Purchase Agreement, by and between Ligand Pharmaceuticals Incorporated, King Pharmaceuticals, Inc. and King Pharmaceuticals Research and Development, Inc., dated as of September 6, 2006. (Filed as Exhibit 2.1)

10.295 (14)	Contract Sales Force Agreement, by and between Ligand Pharmaceuticals Incorporated and King Pharmaceuticals, Inc. dated as of September 6, 2006. (Filed as Exhibit 10.1)

10.296 (15)	Purchase Agreement, by and among Ligand Pharmaceuticals Incorporated, Seragen, Inc., Eisai Inc. and Eisai Co., Ltd., dated as of September 7, 2006. (Filed as Exhibit 2.1)

10.297 (16)	Separation Agreement dated as of July 31, 2006 by and between the Company and David E. Robinson. (Filed as Exhibit 10.1)

10.298	Offer letter/employment agreement by and between the Company and Henry F. Blissenbach, dated as of August 1, 2006.

10.299 (17)	Form of Letter Agreement (Change of Control Severance Agreement) by and between the Company and certain officers dated as of August 25, 2006. (Filed as Exhibit 10.1)

10.300 (17)	Form of Letter Agreement (Ordinary Severance Agreement) by and between the Company and certain officers dated as of August 25, 2006. (Filed as Exhibit 10.2)

31.1	Certification by Principal Executive Officer, Pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description
31.2	Certification by Principal Financial Officer, Pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Registration Statement on Form S-4 (No. 333-58823) filed on July 9, 1998.

(2)	This exhibit was previously filed as part of and is hereby incorporated by reference to same numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 1999.

(3)	This exhibit was previously filed as part of, and are hereby incorporated by reference to the same numbered exhibit filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

(4)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004.

(5)	This exhibit was previously filed as part of, and is being incorporated by reference to the number exhibit filed with the Company’s current report on Form 8-K filed on November 14, 2005.

(6)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Registration Statement on Form S-1 (No. 33-47257) filed on April 16, 1992 as amended.

(7)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Registration Statement on Form S-3 (No. 333-12603) filed on September 25, 1996, as amended.

(8)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Registration Statement on Form 8-A/A Amendment No. 1 (No. 0-20720) filed on November 10, 1998.

(9)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Registration Statement on Form 8-A/A Amendment No. 2 (No. 0-20720) filed on December 24, 1998.

(10)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2002.

(11)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Registration Statement on Form S-3 (No. 333-102483) filed on January 13, 2003, as amended.

(12)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Form 8-A 12G/A, filed on April 6, 2004.

(13)	This exhibit was previously filed as part of, and is being incorporated by reference to the numbered exhibit filed with the Company’s current report on Form 8-K filed on September 11, 2006.

(14)	This exhibit was previously filed as part of, and is being incorporated by reference to the numbered exhibit filed with the Company’s current report on Form 8-K filed on September 12, 2006.

(15)	This exhibit was previously filed as part of, and is being incorporated by reference to the numbered exhibit filed with the Company’s current report on Form 8-K filed on September 11, 2006.

(16)	This exhibit was previously filed as part of, and is being incorporated by reference to the numbered exhibit filed with the Company’s current report on Form 8-K filed on August 4, 2006.

(17)	This exhibit was previously filed as part of, and is being incorporated by reference to the numbered exhibit filed with the Company’s current report on Form 8-K filed on August 30, 2006.

(18)	This exhibit was previously filed as part of, and is being incorporated by reference to the numbered exhibit filed with the Company’s current report on Form 8-K filed on October 27, 2006.

LIGAND PHARMACEUTICALS INCORPORATED
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2006	By:	/s/ Paul V. Maier
Paul V. Maier
Senior Vice President, Chief Financial Officer