Form 10-K
period 2006-12-31
LIGAND PHARMACEUTICALS INC
filed 2007-03-16
CIK 886163

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Mark One

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                      .
Commission File No. 0-20720
LIGAND PHARMACEUTICALS INCORPORATED
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	77-0160744 (IRS Employer Identification No.)

10275 Science Center Drive San Diego, CA (Address of Principal Executive Offices)	92121-1117 (Zip Code)
Registrant’s telephone number, including area code: (858) 550-7500
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $.001 per share Preferred Share Purchase Rights	The NASDAQ Global Market of The NASDAQ Stock Market LLC The NASDAQ Global Market of The NASDAQ Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act:
None
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
     Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The aggregate market value of the Registrant’s voting and non-voting stock held by non-affiliates was approximately $597.4 million based on the last sales price of the Registrant’s Common Stock on the NASDAQ Global Market of the NASDAQ Stock Market LLC on June 30, 2006. For purposes of this calculation, shares of Common Stock held by directors, officers and 10% stockholders known to the Registrant have been deemed to be owned by affiliates which should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant or that such person is controlled by or under common control with the Registrant.
     As of February 28, 2007, the Registrant had 101,008,348 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Proxy Statement for the Registrant’s 2007 Annual Meeting of Stockholders to be filed with the Commission on or before April 30, 2007 are incorporated by reference in Part III of this Annual Report on Form 10-K. With the exception of those portions that are specifically incorporated by reference in this Annual Report on Form 10-K, such Proxy Statement shall not be deemed filed as part of this Report or incorporated by reference herein.

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

Glossary
PRODUCTS AND INDICATIONS

AVINZA®	Approved in March 2002 for sale in the U.S. for the once-daily treatment of moderate-to-severe pain in patients who require continuous, around-the-clock opioid therapy for an extended period of time.**

ONTAK® (denileukin diftitox) ONZAR™	Approved in February 1999 for sale in the U.S. for the treatment of patients with persistent or recurrent cutaneous T-cell lymphoma whose malignant cells express the CD25 component of the Interleukin-2 receptor.*

Targretin® (bexarotene) capsules	Approved in December 1999 for sale in the U.S. and in March 2001 for sale in Europe for the treatment of cutaneous manifestations of cutaneous T-cell lymphoma in patients who are refractory to at least one prior systemic therapy.*

Targretin® (bexarotene) gel 1%	Approved in June 2000 for sale in the U.S. for the topical treatment of cutaneous lesions in patients with cutaneous T-cell lymphoma (Stage 1A and 1B) who have refractory or persistent disease after other therapies or who have not tolerated other therapies.*

Panretin® gel (alitretinoin) 0.1%	Approved in February 1999 for sale in the U.S. and in October 2000 for sale in Europe for the topical treatment of cutaneous lesions of patients with AIDS-related Kaposi’s sarcoma.*

CTCL	Cutaneous T-Cell Lymphoma
HIV	Human Immunodeficiency Virus
HT	Hormone Therapy
NSCLC	Non-Small Cell Lung Cancer

SCIENTIFIC TERMS
AR	Androgen Receptor
ER	Estrogen Receptor
IR	Intracellular Receptor
PPAR	Peroxisome Proliferation Activated Receptor
PR	Progesterone Receptor
RAR	Retinoic Acid Receptor
RR	Retinoid Responsive Intracellular Receptor
RXR	Retinoid X Receptor
SARM	Selective Androgen Receptor Modulator
SERM	Selective Estrogen Receptor Modulator
SGRM	Selective Glucocorticoid Receptor Modulator
TPO	Thrombopoietin

REGULATORY TERMS
EMEA	European Agency for the Evaluation of Medicinal Products
FDA	United States Food and Drug Administration
IND	Investigational New Drug Application (United States)
MAA	Marketing Authorization Application (Europe)
NDA	New Drug Application (United States)

*	ONTAK, Targretin, and Panretin were acquired by Eisai, Inc. in October 2006 in the sale of the Company’s oncology product line.

**	AVINZA was acquired by King Pharmaceuticals, Inc. in February 2007 in the sale of the Company’s pain product line.

PART I
Item 1. Business
     Caution: This discussion and analysis may contain predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties, including those discussed in Item 1A. “Risk Factors.” This outlook represents our current judgment on the future direction of our business. These statements include those related to our restructuring process, AVINZA royalty revenues, product returns, product development, our 2005 restatement, and material weaknesses or deficiencies in internal control over financial reporting. Actual events or results may differ materially from Ligand’s expectations. For example, there can be no assurance that our recognized revenues or expenses will meet any expectations or follow any trend(s), that our internal control over financial reporting will be effective or produce reliable financial information on a timely basis, or that our restructuring process will be successful or yield preferred results. We cannot assure you that the Company will be able to successfully or timely complete its restructuring, that we will receive expected AVINZA royalties to support our ongoing business, or that our internal or partnered pipeline products will progress in their development, gain marketing approval or success in the market. In addition, the Company’s ongoing SEC investigation may have an adverse effect on the Company. Such risks and uncertainties, and others, could cause actual results to differ materially from any future performance suggested. We undertake no obligation to release publicly the results of any revisions to these forward-looking statements to reflect events or circumstances arising after the date of this annual report. This caution is made under the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934 as amended.
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
Overview
     We are an early-stage biotech company that focuses on discovering and developing new drugs that address critical unmet medical needs in the areas of thrombocytopenia, cancer, hepatitis C, hormone-related diseases, osteoporosis and inflammatory diseases. We strive to develop drugs that are more effective and/or safer than existing therapies, that are more convenient to administer and that are cost effective. We plan to build a profitable company by generating income from research, milestone, royalty and co-promotion revenues resulting from our collaborations with pharmaceutical partners.
     In October 2006, we completed the sale of our oncology product line to Eisai Co., LTD (Tokyo) and Eisai Inc. (New Jersey) for approximately $205.0 million. Of this amount, $185.0 million was received in cash and $20.0 million was funded into an escrow account to support any indemnification claims made by Eisai following the closing of the sale. Such cash proceeds are exclusive of transaction fees and costs. The sale included our four marketed oncology drugs: ONTAK, Targretin capsules, Targretin gel and Panretin gel. In addition, certain of our employees were offered employment by Eisai.
     In February 2007, we completed the sale of our AVINZA product line to King Pharmaceuticals, Inc (“King”). We received $280.4 million in net cash proceeds at the closing from King which is net of $15.0 million that was funded into an escrow account to support any indemnification claims made by King following the closing of the sale. The net cash amount represents a purchase price of $246.3 million which includes certain inventory-related adjustments, plus approximately $49.1 million in reimbursement of payments to Organon and others. Such net cash proceeds are exclusive of transaction fees and costs. We have now completed the sale of our commercial businesses, thus allowing us to focus our business strategy on a targeted internal research and development effort. We have what we believe are promising products through our internal development programs, including the potential of LGD-4665, which is currently in clinical development.
     We have formed research and development collaborations for our products with numerous global pharmaceutical companies with ongoing clinical programs at GlaxoSmithKline, Wyeth, Pfizer Inc. and TAP Pharmaceutical

Products, Inc. (“TAP”). These partnered products are being studied for the treatment of large market indications such as thrombocytopenia, osteoporosis, menopausal symptoms and frailty.
     Eltrombopag (Promacta), a small-molecule TPO mimetic, is being developed by GlaxoSmithKline for thrombocytopenia. Eltrombopag (Promacta) advanced to Phase III in February 2006, in patients with Immune Thrombocytopenic Purpura. Additional Phase I and II studies are ongoing in patients with hepatitis C and chemotherapy-induced thrombocytopenia.
     Wyeth is developing bazedoxifene (Viviant) as a monotherapy for osteoporosis and Aprela which is bazedoxifene in combination with Wyeth’s PREMARIN for osteoporosis prevention, and vasomotor symptoms of menopause. Wyeth filed an NDA for bazedoxifene (Viviant) in June 2006. Another partnered product, lasofoxifene (Oporia), is being developed by Pfizer for osteoporosis and vaginal atrophy. Pfizer filed an NDA with the FDA in August 2004 for the use of lasofoxifene (Oporia) in the prevention of osteoporosis and then filed a supplemental NDA in December 2004 for the use of lasofoxifene (Oporia) in the treatment of vaginal atrophy. In September 2005 and February 2006, respectively, Pfizer announced the receipt of non-approvable letters from the FDA for both indications. However, lasofoxifene (Oporia) continues in Phase III clinical trials by Pfizer for the treatment of osteoporosis.
     In June 2005, GlaxoSmithKline commenced Phase I studies of SB-559448, a second product for thrombocytopenia and in April 2005, TAP commenced Phase I studies for LGD-2941 for the treatment of osteoporosis and frailty.
     Internal and collaborative research and development programs are built around our proprietary science technology, which is based on our leadership position in gene transcription technology. LGD-4665 as well as our partnered products currently in human development, are modulators of gene transcription, working through key cellular or intracellular receptor targets discovered using our IR technology.
Business Strategy
     We aim to create value for shareholders by advancing our internally developed programs through early clinical development and then entering licensing agreements with larger pharmaceutical and biotechnology companies with substantially greater development and commercialization infrastructure. In addition to advancing our R&D programs, we expect to collect licensing and royalties from existing and future license agreements. We aim to build a profitable company by generating income from our corporate licenses. The principal elements of our strategy are:
Leverage Proprietary Intracellular Receptor Gene Expression Technology. We have accumulated substantial expertise in IR gene expression technology applicable to drug discovery and development. Building on our scientific findings about the molecular basis of hormone action, we have created proprietary new tools to explore and manipulate hormone and growth factor action for potential therapeutic benefit. We employ a proprietary cell-culture based assay system for small molecules that can modulate IRs, referred to as the co-transfection assay. The co-transfection assay system simulates the actual cellular processes controlled by IRs and is able to detect whether a compound interacts with a particular human IR and whether this interaction mimics or blocks the effects of the natural regulatory molecules on target gene expression.
Discover and Develop Targeted Modulators that are Promising Drug Candidates. We discover, synthesize and test numerous compounds to identify those that are most promising for clinical development. We perform extensive target profiling and base our selection of promising development candidates on product characteristics such as initial indications of safety and efficacy. We believe that this focused strategy allows us to eliminate unpromising candidates from consideration sooner without incurring substantial clinical costs.
License Drug Candidates to Other Parties. We generally plan to advance drug candidates through initial and/or early-stage drug development. For larger disease indications requiring complex clinical trials, our strategy is to license drug candidates to pharmaceutical or biotechnology partners for final development and global marketing. We believe partnerships are a good source of development payments, license fees, future event payments and royalties. They also provide considerable benefit regarding late-stage product development, regulatory approval, manufacturing and marketing. We believe that focusing on discovery and early-stage drug development while benefiting from our partners’ proven development and commercialization expertise will reduce our internal expenses and allow us to have a larger number of drug candidates progress to later stages of drug development. However, after establishing a lead product candidate, we are willing to license that candidate during any stage of the development process we determine to be beneficial to the company and to the ultimate development and commercialization of that drug candidate.
Generate Revenue through Partnerships to Fund Our Business and Drive Future Profitability. We have multiple sources of potential license and royalty revenue from existing corporate agreements and we may enter additional partnerships that will provide additional revenue opportunities. In particular, in February 2007, we divested our AVINZA product line to King in exchange for cash and ongoing royalties from product revenues. With the close of that transaction, we expect immediately to begin generating royalty revenue based on King’s sales with the product. We have numerous collaborations, including our agreement with GlaxoSmithKline for eltrombopag (Promacta) that has the potential to generate future royalties for Ligand. The revenue generated from these and future potential collaborations will fund our business and potentially provide profits to our shareholders.
General Product Development Process
     There are three general phases in product development — the research phase, the preclinical phase and the clinical trials phase. See “Government Regulation” for a more complete description of the regulatory process involved in developing drugs. At Ligand, activities during the research phase include research related to specific IR targets and the identification of lead compounds. Lead compounds are chemicals that have been identified to meet preselected criteria in cell culture models for activity and potency against IR targets. More extensive evaluation is then undertaken to determine if the compound should enter preclinical development. Once a lead compound is selected, chemical modification of the compound is undertaken to create an optimal drug candidate.
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
Ligand Product Development Programs
     We are developing several proprietary products for which we have worldwide rights for a variety of cancers, thrombocytopenia and inflammation and hormonal disorders, as summarized in the table below. Our development programs are primarily based on products discovered through our IR technology. See “Technology” for a discussion of our IR technology.

Program	Disease/Indication	Development Phase
LGD-4665 (Thrombopoietin oral mimetic)	Idiopathic Thrombocytopenia Purpura; other thrombocytopenias	Phase I

Selective androgen receptor modulators (agonists)	Hypogonadism, osteoporosis, sexual dysfunction, frailty, cachexia	Pre-clinical

Selective glucocorticoid receptor modulators	Inflammation, cancer	Research

Selective androgen receptor modulators (antagonists)	Prostate cancer Research	Research
Thrombopoietin (“TPO”) Research Programs
     In our TPO program, we seek to develop our own drug candidates that mimic the activity of thrombopoietin for use in the treatment or prophylaxis of thrombocytopenia with indications in a variety of conditions including Idiopathic Thrombocytopenic Purpura (“ITP”), cancer, hepatitis C and other disorders of blood cell formation. These are large markets with unmet medical needs. For example, the US prevalence of a few target diseases with thrombocytopenia is 200,000 patients with ITP, 1.3 million cancer patients receiving chemotherapy and 2.7 million patients with hepatitis C.
     Thrombocytopenia can be caused by insufficient platelet production, splenic sequestration of platelets or increased destruction of platelets predominantly by a patient’s own immune system. Thrombocytopenia in cancer patients can be treatment-related (chemotherapy) or cancer-related. Platelet transfusion is the standard of care for thrombocytopenia. However, repeated transfusions can result in the development of platelet alloantibodies that could significantly reduce the effectiveness of transfusions. In addition, patients are at increased risk of infections and allergic reactions. Currently, there is only one approved drug (Neumega) for the prevention of severe thrombocytopenia and the reduction of the need for platelet transfusions in patients with nonmyeloid malignancies. However, we believe that there is a substantial medical need for improved platelet enhancing agents for use in the treatment of thrombocytopenia due to the significant side effects seen with current therapies. Thus, a small molecule TPO mimetic with no apparent immunogenic potential and oral activity that may facilitate dosing may provide an attractive therapeutic profile for a major unmet medical need.
     In 1997, we formed a joint research and development alliance with SmithKline Beecham (now GlaxoSmithKline) to focus on the discovery and development of small molecule TPO mimetics. Our partner has two TPO mimetics that were part of our collaboration with them in clinical trials: eltrombopag (Promacta) in Phase II and Phase III trials for multiple indications and SB-559448 in Phase I. For a discussion of these clinical trials, see “Collaborative Research and Development Programs – Thrombopoietin (TPO) Mimetics Collaborative Program –GlaxoSmithKline Collaboration.”
     After a “wash-out” period following the termination of the research collaboration with GlaxoSmithKline, each party retained rights to perform research and development of new drugs to control hematopoiesis. This wash-out period ended in February 2003 at which time we began to research and later selected a TPO mimetic, LGD-4665, as a clinical candidate and completed preclinical studies in 2006. We initiated Phase I clinical studies in November 2006. We may pursue the specialty applications emerging from our TPO mimetics internally, but may seek collaborations with major pharmaceutical companies to exploit broader clinical applications.
Selective Androgen Receptor Modulators (“SARM”) Research and Development Programs
     We are pioneering the development of tissue selective SARMs, a novel class of non-steroidal, orally active molecules that selectively modulate the activity of the androgen receptor in different tissues, providing a wide range of opportunities for the treatment of many diseases and disorders in both men and women. Tissue-selective androgen receptor agonists may provide utility in the treatment of patients with hypogonadism, osteoporosis, sexual dysfunction and frailty. Tissue-selective androgen receptor antagonists may provide utility in the treatment of patients with prostate cancer, acne, androgenetic alopecia and other diseases. The use of androgen antagonists has shown efficacy in the treatment of prostate cancer, with three androgen antagonists currently approved by the FDA for use in the treatment of the disease. However, we believe there is a substantial medical need for improved androgen modulators for use in the treatment of prostate cancer due to the significant side effects seen with currently available drugs.
     We have assembled an extensive SARM compound library and, we believe, one of the most experienced androgen receptor drug discovery teams in the pharmaceutical industry. We may pursue the specialty applications emerging from SARMs internally, but may seek collaborations with major pharmaceutical companies to exploit broader clinical applications.
     Consistent with this strategy, we formed in 2001 a joint research and development alliance with TAP Pharmaceutical Products to focus on the discovery and development of SARMs. The research component of this collaboration ended in June 2006. TAP continues to develop the lead SARM compound in Phase I. Please see the “Selective Androgen Receptor Modulators (“SARM”) Collaborative Programs” section below for more details on this alliance.
     As part of our alliance with TAP, we exercised an option to select for development one compound and a back-up, LGD-3303 and LGD-3129, out of a pool of compounds available for development. Preclinical studies we have conducted with LGD-3303 indicate that the compound may have utility for osteoporosis, sexual dysfunction, frailty and hypogonadism. In vivo studies in rodents indicate a favorable profile with anabolic effects on bone, but an absence of the prostatic hypertrophy that occurs with the currently marketed androgens.
Selective Glucocorticoid Receptor Modulators (“SGRM”) Research and Development Program
     We are developing SGRMs for inflammation, cancer indications and other therapeutic applications. We have a library of compounds that we are optimizing with the goal to identify one or more compounds to enter human trials. Our most advanced compound LGD-5552 was on track to enter clinical trials in 2007; however Good Laboratory Practice studies failed to demonstrate the desired preclinical safety characteristics for a drug to treat rheumatoid arthritis. We decided in the first quarter of 2007 not to proceed with the development of LGD-5552.

Collaborative Research and Development Programs
     We have several major collaborative programs to further develop the research and development of compounds based on our IR technologies. These collaborations focus on numerous large market indications. As of December 31, 2006, several of our collaborative product candidates were in varying stages of human development. Please see Note 15 of the consolidated financial statements for a description of the financial terms of our key collaboration agreements. The table below summarizes our collaborative research and development programs, but is not intended to be a comprehensive summary of these programs.
LEADING PARTNERED DEVELOPMENT PROGRAMS

Program	Disease/Indication	Development Phase	Marketing Rights
THROMBOPOIETIN (TPO) MIMETICS

Eltrombopag (Promacta) (TPO agonist)	Thrombocytopenia (Idiopathic Thrombocytopenic Purpura, ITP)	Phase III	GlaxoSmithKline

	Thrombocytopenia (hepatitis C)	Phase II	GlaxoSmithKline

	Thrombocytopenia	Phase II	GlaxoSmithKline
(Chemotherapy-Induced, CIT)

	Thrombocytopenia (hepatic, renal, CITs)	Phase I	GlaxoSmithKline

SB-559448 (TPO agonist)	Thrombocytopenia	Phase I	GlaxoSmithKline

SELECTIVE ESTROGEN RECEPTOR MODULATORS (SERMs)

Bazedoxifene (Viviant)	Osteoporosis	NDA filed	Wyeth
Bazedoxifene CE (Aprela)	Osteoporosis prevention	Phase III	Wyeth
Vasomotor symptoms

Lasofoxifene (Oporia)(1)	Osteoporosis prevention, vaginal atrophy	NDA and SNDA filed (1)	Pfizer
	Osteoporosis treatment	Phase III	Pfizer

SELECTIVE ANDROGEN RECEPTOR MODULATORS (SARMs)

LGD-2941 (androgen agonist)	Osteoporosis, frailty and sexual dysfunction	Phase I	TAP

(1)	In September 2005 and February 2006, respectively, Pfizer announced receipt of non-approvable letters from the FDA for the prevention of osteoporosis and vaginal atrophy. Pfizer also indicated that the NDAs may be resubmitted with additional clinical data.
Thrombopoetin (“TPO”) Mimetics Collaborative Program
     GlaxoSmithKline Collaboration. In 1995, we entered into a research and development collaboration with SmithKline Beecham (now GlaxoSmithKline) to use our proprietary expertise to discover and characterize small molecule, orally bioavailable drugs to control hematopoiesis (the formation and development of blood cells) for the treatment of a variety of blood cell deficiencies. In 1998, we announced the discovery of the first non-peptide small molecule that mimics in mice the activity of Granulocyte-Colony Stimulating Factor (“G-CSF”), a natural protein that stimulates production of infection-fighting neutrophils (a type of white blood cell). While this lead compound has only been shown to be active in mice, its discovery is a major scientific milestone and suggests that orally active, small-molecule mimetics can be developed not only for G-CSF, but for other cytokines as well.

     A number of lead molecules have been found that mimic the activity of natural growth factors for white cells and platelets. In 2002, we earned a $2.0 million milestone payment from GlaxoSmithKline, in connection with the commencement of human trials of eltrombopag (Promacta), an oral, small molecule drug that mimics the activity of thrombopoietin, a protein factor that promotes growth and production of blood platelets. In 2005, we announced that we had earned a $1.0 million milestone payment from GlaxoSmithKline with that company’s commencement of Phase II trials of eltrombopag (Promacta). In 2005, we earned a $2.0 million milestone payment as SB-559448, a second TPO agonist, began Phase I development. Additionally, in February 2006, we earned a $2.0 million milestone in connection with the commencement of Phase III trials of eltrombopag (Promacta). There are no approved oral TPO mimetic agents for the treatment or prevention of thrombocytopenias (decreased platelet count). Investigational use of injectable forms of recombinant human TPO has been effective in raising platelet levels in cancer patients undergoing chemotherapy, and has led to accelerated hematopoietic recovery when given to stem cell donors. Some of these investigational treatments have not moved forward to registration due to the development of neutralizing antibodies. Thus, a small molecule TPO mimetic with no apparent immunogenic potential and oral activity that may facilitate dosing may provide an attractive therapeutic profile for a major unmet medical need.
     The research phase of the GlaxoSmithKline collaboration concluded in February 2001. After a “wash-out” period following the termination of the research collaboration, each party has rights to perform research and development of new drugs to control hematopoiesis. This wash-out period ended in February 2003 at which time we began to research and later selected a TPO mimetic, LGD-4665, as a clinical candidate and completed preclinical studies in 2006. We initiated Phase I clinical studies in November 2006. In addition, under the collaboration we have the right to select, but have not selected up to three compounds related to hematopoietic targets for development as anti-cancer products other than those compounds selected for development by GlaxoSmithKline. GlaxoSmithKline has the option to co-promote any selected products with us in North America and to develop and market such products outside North America. We may pursue the specialty applications emerging from our TPO mimetics internally, but may seek collaborations with major pharmaceutical companies to exploit broader clinical applications (see “Ligand Product Development Programs”).
Selective Estrogen Receptor Modulators (“SERM”) Collaborative Programs
     The primary objective of our estrogen receptor modulators collaborative programs is to develop drugs for hormonally responsive cancers, hormone therapies, the treatment and prevention of diseases affecting women’s health, and hormonal disorders prevalent in men. Our programs, both collaborative and internal, target development of tissue-selective modulators of the progesterone receptor the estrogen receptor and the androgen receptor. Through our collaborations with Wyeth and Pfizer, three SERM compounds are in development for osteoporosis, vaginal atrophy and vasomotor symptoms of menopause.
     Wyeth Collaboration. In 1994, we entered into a research and development collaboration with Wyeth-Ayerst Laboratories (now Wyeth) to discover and develop drugs that interact with estrogen and progesterone receptors for use in hormone therapy, anti-cancer therapy, gynecological diseases and central nervous system disorders associated with menopause and fertility control. We granted Wyeth exclusive worldwide rights to all products discovered in the collaboration that are agonists or antagonists to the progesterone and estrogen receptors for application in the fields of women’s health and cancer therapy.
     As part of this collaboration, we tested Wyeth’s extensive chemical library for activity against a selected set of targets. In 1996, Wyeth exercised its option to include compounds we discovered that modulate progesterone receptors, and to expand the collaboration to encompass the treatment or prevention of osteoporosis through the estrogen receptors. Wyeth also added four advanced chemical compound series from its internal estrogen receptor osteoporosis program to the collaboration. The research phase of the collaboration ended in August 1998.
     In December 2005, the Company entered into an Amended and Restated Agreement with Wyeth to better define, simplify and clarify: the universe of research compounds resulting from the research and development efforts of the parties; combine and clarify categories of those compounds as well as related milestones, royalties and resolve a number of milestone payment issues.

     Wyeth has ongoing clinical studies with two SERMs from the collaboration. Wyeth is developing bazedoxifene (Viviant) and bazedoxifene in combination with PREMARIN (Aprela) for the treatment of post-menopausal osteoporosis. We have milestone and royalty rights for Viviant and Aprela. Portions of these royalty rights have been sold to Royalty Pharma AG. See “Royalty Pharma Agreement.”
     In June 2006, Wyeth announced that an NDA for bazedoxifene (Viviant) had been submitted to the FDA. Wyeth is developing bazedoxifene CE (Aprela) as a progesterone-free treatment for menopausal symptoms. Bazedoxifene (Viviant) is a synthetic drug that was specifically designed to increase bone density and reduce cholesterol levels while at the same time protecting breast and uterine tissue.
     Pfizer Collaboration. We have a research and development collaboration with Pfizer to develop therapies for osteoporosis. The collaboration produced a drug candidate, lasofoxifene (Oporia), that Pfizer has advanced through late-stage clinical development.
     Lasofoxifene (Oporia) is an estrogen partial agonist being developed for osteoporosis prevention and other diseases. Pfizer has retained marketing rights to the drug. We have milestone and royalty rights to lasofoxifene (Oporia). Portions of these royalty rights have been sold to Royalty Pharma AG. See “Royalty Pharma Agreement.”
     In 2004, Pfizer submitted an NDA to the FDA for lasofoxifene (Oporia) for the prevention of osteoporosis in postmenopausal women. We earned a development milestone of approximately $2.0 million from Pfizer in connection with the filing. In September 2005, Pfizer announced the receipt of a non-approvable letter from the FDA for the prevention of osteoporosis. However, lasofoxifene (Oporia) continues in Phase III clinical trials by Pfizer for the treatment of osteoporosis.
     In 2004, Pfizer filed a supplemental NDA for the use of lasofoxifene (Oporia) for the treatment of vaginal atrophy for which no additional milestone was due. In February 2006, Pfizer announced the receipt of a non-approval letter from the FDA for this indication.
Selective Androgen Receptor Modulators (“SARM”) Collaborative Programs
     TAP Collaboration. In June 2001, we entered into a joint research and development alliance with TAP Pharmaceutical Products to focus on the discovery and development of SARMs. SARMs may contribute to the prevention and treatment of diseases including sexual dysfunction, osteoporosis and frailty. The three-year collaboration carried an option to extend by up to two additional one-year terms. In December 2004, we announced the second extension of this collaboration for an additional year, which was successfully concluded in June 2006.
     Under the terms of the agreement, TAP received exclusive worldwide rights to manufacture and sell any products resulting from the collaboration in its field, which would include treatment and prevention of male hypogonadism, male sexual dysfunction, female osteoporosis and other indications not retained by Ligand. Ligand retained certain rights in the androgen receptor field, including the prevention or treatment of prostate cancer, benign prostatic hyperplasia, acne and hirsutism. Following expiration of the research collaboration, Ligand has the right to perform research and development of new SARM drugs independently of TAP. We may also receive milestones and up to double-digit royalties as compounds are developed and commercialized. LGD-2941, an androgen agonist targeting osteoporosis and frailty, commenced Phase I development in April 2005.
     In addition, we had an option at the expiration of the original three-year term to develop one compound not developed by TAP in its field, with TAP retaining an option to negotiate to co-develop and co-promote such compounds with Ligand. We exercised our option to select one compound and a back-up for development, LGD-3303 and LGD-3129, out of a pool of compounds available for development in the TAP field. TAP retains certain royalty rights and an option to negotiate to co-develop and co-promote such compounds with us up to the end of Phase II development (see “Ligand Product Development Programs”).

Metabolic and Cardiovascular Disease Collaborative Programs
     We have collaborative partnerships with GlaxoSmithKline and Eli Lilly and Company (“Lilly”) in the areas of cardiovascular and metabolic diseases. Multiple PPAR modulators have entered clinical development under these partnerships. However, further studies with these compounds are either on hold or have been discontinued.
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
     In 1999, several PPAR leads were advanced to exploratory development. GW501516 was selected for clinical development and Phase II trials were initiated for cardiovascular disease and dyslipidemia. GW501516 is currently on hold pending the review of preclinical studies.
     Eli Lilly Collaboration. In 1997, we entered into a research and development collaboration with Lilly for the discovery and development of products for metabolic disorders. The research phase of the collaboration ended in November 2004.
     Lilly selected three PPAR modulators, naveglitazar, LY929 and LY674, for clinical development. Ligand earned milestone payments for IND filings and initiation of Phase II studies. Naveglitazar entered Phase II studies early in 2003, resulting in a $1.5 million milestone payment. In 2004, Lilly announced its decision to move naveglitazar into Phase III registration studies. However, in May 2006, after review of all preclinical and clinical data including two year animal safety studies, Lilly informed us that it had decided not to pursue further development of naveglitazar at this time. This decision was specific with regard to naveglitazar.
     In 2002, Lilly filed with the FDA an IND for LY929, a PPAR modulator for the treatment of Type II diabetes, metabolic diseases and dyslipidemias. A third IND was filed with the FDA in November 2002 for LY674, a PPAR modulator for the treatment of atherosclerosis. In July 2005, LY674 entered Phase II studies. In September 2006, Lilly informed us that it had suspended an ongoing mid-stage human trial of LY674 in order to assess unexpected findings noted during animal safety studies of the same compound and evaluate collective clinical efficacy and safety from the human data already gathered.
Royalty Pharma Agreement
     In March 2002, we announced an agreement with Royalty Pharma AG, which purchased rights to a share of future royalty payments from our collaborative partners’ sales of three SERMs then in Phase III development. The SERM products included in the transaction are Oporia, which is being developed for osteoporosis and other indications at Pfizer, bazedoxifene (Viviant) and bazedoxifene CE, PREMARIN combo (Aprela) which are in development at Wyeth for osteoporosis and for vasomotor symptoms of menopause (see the detailed discussions of these products under the Pfizer and Wyeth collaborations above). Since March 2002, and following certain amendments to the original agreement, Royalty Pharma has acquired cumulative rights to 3.0125% of the potential future net sales of the three SERM products for an aggregate of $63.3 million.
     Under the terms of the agreements, payments from the royalty rights purchase are non-refundable, regardless of whether the products are ever successfully registered or marketed. Milestone payments owed by our partners as the products complete development and registration are not included in the Royalty Pharma agreement and will be paid to us as earned.

Technology
     In our efforts to discover new and important medicines, we and our academic collaborators and consultants have concentrated on two areas of research: advancing the understanding of the activities of hormones and hormone-related drugs, and making scientific discoveries related to IR technology. We believe that our expertise in this technology will enable us to develop novel, small-molecule drugs acting through IRs with more target-specific properties than currently available drugs. Our efforts may result in improved therapeutic and side effect profiles and new indications for IRs. IRs are families of transcription factors that change cell function by selectively turning on or off particular genes in response to circulating signals that impinge on cells.
Intracellular Receptor Technology
     Hormones occur naturally within the body and control processes such as reproduction, cell growth and differentiation. Hormones generally fall into two classes, non-peptide hormones and peptide hormones. Non-peptide hormones include retinoids, sex steroids (estrogens, progestins and androgens), adrenal steroids (glucocorticoids and mineralocorticoids), vitamin D and thyroid hormone. These non-peptide hormones act by binding to their corresponding IRs to regulate the expression of genes in order to maintain and restore balanced cellular function within the body. Hormonal imbalances can lead to a variety of diseases. The hormones themselves and drugs that mimic or block hormone action may be useful in the treatment of these diseases. Furthermore, hormone mimetics (agonists) or blockers (antagonists) can be used to treat diseases in which the underlying cause is not hormonal imbalance. The effectiveness of IRs as drug targets is clearly demonstrated by currently available drugs acting through IRs for several diseases. However, the use of most of these drugs has been limited by their often significant side effects.
     We have accumulated substantial expertise in IRs applicable to drug discovery and development. Building on our scientific findings about the molecular basis of hormone action, we have created proprietary new tools to explore and manipulate non-peptide hormone action for potential therapeutic benefit. We employ a proprietary cell-culture based assay system for small molecules that can modulate IRs, referred to as the co-transfection assay. The co-transfection assay system simulates the actual cellular processes controlled by IRs and is able to detect whether a compound interacts with a particular human IR and whether this interaction mimics or blocks the effects of the natural regulatory molecules on target gene expression.
     In 1999, we invested in and exclusively licensed particular IR technology to a new corporation, X-Ceptor Therapeutics, Inc. (“X-Ceptor”). X-Ceptor was subsequently acquired by Exelixis Inc. in October 2004. Under the 1999 license agreement, we will receive a royalty on net sales of any products that are discovered using the licensed technologies.
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
     The Salk Institute of Biological Studies. In 1988, we established an exclusive relationship with The Salk Institute, which is one of the research centers in the area of IR technology. We amended and restated this agreement in April 2002. Under our agreement, we have an exclusive, worldwide license to certain IR technology developed in the laboratory of Dr. Ronald Evans, a Salk professor and Howard Hughes Medical Institute Investigator. Dr. Evans

cloned and characterized the first IR in 1985 and is an inventor of the co-transfection assay we use to screen for IR modulators. Under the agreement, we are obligated to make royalty payments based on sales of certain products developed using the licensed technology, as well as certain minimum annual royalty payments and a percentage of milestones and certain other payments received. The agreement also provides that we have the option of buying out future royalty payments as well as milestone and other payment-sharing obligations on a product-by-product basis by paying the Salk a lump sum calculated using a formula in the agreement. In March 2004, we paid The Salk Institute $1.1 million to exercise this buyout option with respect to lasofoxifene (Oporia), a product under development by Pfizer for the prevention of osteoporosis in postmenopausal women. In December 2004 Pfizer filed a supplemental NDA for the use of lasofoxifene (Oporia) for the treatment of vaginal atrophy. As a result of the supplemental lasofoxifene (Oporia) NDA filing, we exercised an option in January 2005 to pay The Salk Institute $1.1 million to buy out royalty payments due on future sales of the product in this additional indication. See the discussion above regarding “Collaborative Research and Development Programs.”
     We have also entered into a consulting agreement with Dr. Evans that continues through February 2008. Dr. Evans serves as Chairman of Ligand’s Scientific Advisory Board.
     Baylor College of Medicine. In 1990, we established an exclusive relationship with Baylor, which is a center of IR technology. We entered into a series of agreements with Baylor under which we have an exclusive, worldwide license to IR technology developed at Baylor and to future improvements made in the laboratory of Dr. Bert W. O’Malley through the life of the related patents. Dr. O’Malley is a professor and the Chairman of the Department of Molecular and Cellular Biology at the Baylor College of Medicine.
     We continue to work with Dr. O’Malley and Baylor in scientific IR research, particularly in the area of sex steroids and orphan IRs. Under our agreement, we are obligated to make certain royalty payments based on the sales of products developed using the licensed technology. Dr. O’Malley is a member of Ligand’s Scientific Advisory Board.
     In addition to the collaborations discussed above, we also have a number of other consulting, licensing, development and academic agreements by which we strive to advance our technology.
Manufacturing
     We currently have no manufacturing facilities and, accordingly, rely on third parties, including our collaborative partners, for clinical production of any products or compounds.
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
     Control of production processes involves rigid specifications for ingredients, equipment, facilities, manufacturing methods, packaging materials and labeling. Control tests are made at various stages of production processes and on the final product to assure that the product meets all regulatory requirements and our standards. These tests may involve chemical and physical testing, microbiological testing, preclinical testing, human clinical trials or a combination thereof.
Commercial
     Through September 2006, we promoted AVINZA, our pain product, with approximately 102 sales representatives and our oncology products with approximately 32 sales representatives . On September 7, 2006, we announced the sale of our ONTAK, Targretin capsules, Targretin gel and Panretin products to Eisai, Inc. (“Eisai”). The Eisai sales transaction subsequently closed on October 25, 2006.

     AVINZA was also co-promoted by Organon Pharmaceuticals USA Inc. (“Organon”). On January 17, 2006, we signed an agreement with Organon that terminated the AVINZA co-promotion agreement between the two companies and returned AVINZA rights to Ligand. The effective date of the termination agreement is January 1, 2006; however, the parties agreed to continue to cooperate during a transition period that ended September 30, 2006 to promote the product. The transition period co-operation included a minimum number of product sales calls per quarter (100,000 for Organon and 30,000 for Ligand with an aggregate of 375,000 and 90,000, respectively, for the transition period) as well as the transition of ongoing promotions, managed care contracts, clinical trials and key opinion leader relationships to Ligand. During the transition period, we paid Organon an amount equal to 23% of AVINZA net sales as reported by us. We also paid and were responsible for the design and execution of all clinical, advertising and promotion expenses and activities. Additionally, in consideration of the early termination and return of rights under the terms of the agreement, we unconditionally paid Organon $37.8 million in October 2006. We further paid Organon $10.0 million on January 16, 2007. In addition, after the termination, we agreed to make quarterly royalty payments to Organon equal to 6.5% of AVINZA net sales through December 31, 2012 and thereafter 6% through patent expiration, currently anticipated to be November of 2017.
     On September 7, 2006 we announced the sale of AVINZA and related assets to King Pharmaceuticals, Inc. (“King”) and we closed that sale on February 26, 2007. Under the asset purchase agreement with King (the “AVINZA Purchase Agreement”), King acquired all of our rights in and to AVINZA, assumed certain liabilities, and reimbursed us the $47.8 million paid to Organon. King also assumed our co-promote termination obligation to make payments to Organon based on net sales of AVINZA (approximately $93.3 million as of December 31, 2006). Under the agreement with Organon, we remain liable to Organon in the event of King’s default of this royalty obligation.
     On September 6, 2006, we entered into a contract sales agreement with King whereby King agreed to perform certain minimum monthly product details (i.e. sales calls) which commenced effective October 1, 2006 and continued until the closing of the AVINZA sales transaction. In connection with the sales call agreement, on January 3, 2007, we executed an amendment to the AVINZA Purchase Agreement with King whereby the parties agreed that King could make offers to the Ligand sales representatives and its regional business managers, such offers to be contingent on the closing. The parties agreed on certain related termination, bonus and severance terms with respect to those employees who did not receive employment offers from King. Accordingly, 23 Ligand sales representatives and regional business managers were informed of their termination and related benefits on December 6, 2006. The termination was effective January 2, 2007. This contract sales agreement terminated with the closing of the AVINZA asset sale to King.
     Substantially all of our revenues were attributable to customers in the United States; likewise, substantially all of our long-lived assets are located in the United States. For the year ended December 31, 2006, shipments to three wholesale distributors each accounted for more than 10% of total shipments and in the aggregate represented 79% of total shipments. These wholesale distributors were AmerisourceBergen Corporation, Cardinal Health, Inc. and McKesson Corporation.
     For further discussion of these items, see below under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Research and Development Expenses
     Research and development expenses from continuing operations were $41.9 million, $33.1 million and $32.7 million in 2006, 2005 and 2004, respectively, of which approximately 95%, 89% and 76%, respectively, we sponsored, and the remainder of which was funded pursuant to collaborative research and development arrangements.
     Research and development expenses from discontinued operations were $12.9 million, $23.0 million and $32.5 million in 2006, 2005 and 2004 respectively.

Competition
     Some of the drugs we are developing will compete with existing therapies. In addition, a number of companies are pursuing the development of novel pharmaceuticals that target the same diseases we are targeting. A number of pharmaceutical and biotechnology companies are pursuing IR-related approaches to drug discovery and development. Furthermore, academic institutions, government agencies and other public and private organizations conducting research may seek patent protection with respect to potentially competing products or technologies and may establish collaborative arrangements with our competitors.
     Many of our existing or potential competitors, particularly large pharmaceutical companies, have greater financial, technical and human resources than we do and may be better equipped to develop, manufacture and market products. Many of these companies also have extensive experience in preclinical testing and human clinical trials, obtaining FDA and other regulatory approvals and manufacturing and marketing pharmaceutical products. For example, GlaxoSmithKline is developing eltrombopag (Promacta), a TPO mimetic that could compete with our LGD-4665 if both were to be approved for marketing.
     Our competitive position also depends upon our ability to attract and retain qualified personnel, obtain patent protection or otherwise develop proprietary products or processes, and secure sufficient capital resources for the often substantial period between technological conception and commercial sales. For a discussion of the risks associated with competition, see below under “Item 1A. Risk Factors.”
Government Regulation
     The manufacturing and marketing of our products, our ongoing research and development activities and products being developed by our collaborative partners are subject to regulation for safety and efficacy by numerous governmental authorities in the United States and other countries. In the United States, pharmaceuticals are subject to rigorous regulation by federal and various state authorities, including the FDA. The Federal Food, Drug and Cosmetic Act and the Public Health Service Act govern the testing, manufacture, safety, efficacy, labeling, storage, record keeping, approval, advertising and promotion of our products. There are often comparable regulations that apply at the state level. Product development and approval within this regulatory framework takes a number of years and involves the expenditure of substantial resources.
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

     We are also increasingly subject to regulation by the states. A number of states now regulate, for example, pharmaceutical marketing practices and the reporting of marketing activities, controlled substances, clinical trials and general commercial practices. We have developed and are developing a number of policies and procedures to ensure our compliance with these state laws, in addition to the federal regulations described above. Significant resources are now required on an ongoing basis to ensure such compliance. For a discussion of the risks associated with government regulations, see below under “Item 1A. Risk Factors.”
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
     As of December 31, 2006, we have filed or participated as licensee in the filing of approximately 37 currently pending patent applications in the United States relating to our technology, as well as foreign counterparts of certain of these applications in multiple countries. In addition, we own or have licensed rights covered by approximately 260 patents issued or applications, granted or allowed worldwide, including United States patents and foreign counterparts to United States patents. Except for a few patents and applications that are not material to our commercial success, these patents and applications will expire between 2008 and 2023. Starting in 2007, we receive royalties from King Pharmaceuticals Inc. on AVINZA representing substantially all of our ongoing revenue. AVINZA is expected to have patent protection in the United States until November 2017. Subject to compliance with the terms of the respective agreements, our rights under our licenses with our exclusive licensors extend for the life of the patents covering such developments. For a discussion of the risks associated with patent and proprietary rights, see below under “Item 1A. Risk Factors.”
Human Resources
     As of March 12, 2007, we had 122 full-time employees including 37 employees who will be supporting the Company providing transitional services for various time periods throughout 2007, following the restructuring announced in January 2007. Following the termination of the transitional employees, we expect to have approximately 85 full time employees of whom 55 will be involved directly in scientific research and development activities. Of these employees, 32 hold Ph.D. or M.D. degrees.

ITEM 1A. RISK FACTORS
     The following is a summary description of some of the many risks we face in our business. You should carefully review these risks in evaluating our business, including the businesses of our subsidiaries. You should also consider the other information described in this report.
Risks Related To Us and Our Business.
Failure to timely or successfully restructure our business could have adverse consequences for the Company.
     We completed the sale of our commercial businesses in February 2007. In connection with these sales we are also restructuring our remaining businesses, principally our research and development. We will also be consolidating our staff and facilities. If we are unable to successfully and timely complete this restructuring, our remaining assets could lose value, we may not be able to retain key employees, we may not have sufficient resources to successfully manage those assets or our business, and we may not be able to perform our obligations under various contracts and commitments. Any of these could have substantial negative impacts on our business and our stock price.
We are substantially dependent on AVINZA royalties for our revenues.
     We recently completed the sale of our two commercial product lines, oncology and pain, which in recent years provided substantially all of our continuing revenue. In each sale we received a one-time upfront cash payment. The consideration for the sale of the pain (AVINZA) franchise also included royalties that we will receive in the future from sales of AVINZA by King Pharmaceuticals, Inc., who acquired the AVINZA rights from us. These consist of a 15% royalty on AVINZA sales for the first 20 months, and then royalty payments ranging from 5-15% of AVINZA sales, depending on the level of total annual sales. These royalties represent and will represent substantially all of our ongoing revenue for the foreseeable future. Although we may also receive royalties and milestones from our partners in various past and future collaborations, the amount of revenue from these royalties and milestones is unknown and highly uncertain.
     Thus, any setback that may occur with respect to AVINZA could significantly impair our operating results and/or reduce the market price for our securities. Setbacks could include problems with shipping, distribution, manufacturing, product safety, marketing, government licenses and approvals, intellectual property rights, competition with existing or new products and physician or patient acceptance of the product, as well as higher than expected total rebates, returns or discounts.
     AVINZA was licensed from Elan Corporation which is its sole manufacturer. Any problems with Elan’s manufacturing operations or capacity could reduce sales of AVINZA, as could any licensing or other contract disputes with Elan, raw materials suppliers, or others.
     Similarly, King’s AVINZA sales efforts could be affected by a number of factors and decisions regarding its organization, operations, and activities as well as events both related and unrelated to AVINZA. Historically, AVINZA sales efforts, including our own and our prior co-promotion partners, have encountered a number of difficulties, uncertainties and challenges, including sales force reorganizations and lower than expected sales call and prescription volumes, which have hurt and could continue to hurt AVINZA sales growth. AVINZA could also face stiffer competition from existing or future pain products. The negative impact on the product’s sales growth in turn may cause our royalties, revenues and earnings to be disappointing.
     AVINZA sales also may be susceptible to higher than expected discounts (especially PBM/GPO rebates and Medicaid rebates, which can be substantial), returns and chargebacks and/or slower than expected market penetration that could reduce sales. Other setbacks that AVINZA could face in the sustained-release opioid market include product safety and abuse issues, regulatory action, intellectual property disputes and the inability to obtain sufficient quotas of morphine from the Drug Enforcement Agency (“DEA”) to support production requirements.
     In particular, with respect to regulatory action and product safety issues, the FDA previously requested expanded warnings on the AVINZA label to alert doctors and patients to the dangers of using AVINZA with alcohol.

Changes were made to the label, however, the FDA also requested clinical studies to investigate the risks associated with taking AVINZA with alcohol. Any additional warnings, studies and any further regulatory action could have significant adverse effects on AVINZA sales.
Significant returns of products we sold prior to selling our commercial businesses could harm our operating results.
     Under our agreements to sell our commercial businesses, we remain financially responsible for returns of our products sold before those businesses were transferred to their respective buyers. Thus if returns of those products are higher than expected, we could incur substantial expenses for processing and issuing refunds for those returns which, in turn, could hurt our operating results. The amount of returns could be affected by a number of factors including ongoing product demand, product rotation at distributors and wholesalers, and product stability issues.
Return from any dividend is speculative; you may not receive a return on your securities.
     We have not paid any cash dividends on our common stock to date. In general, we intend to retain any earnings to support the expansion of our business. We have announced that our Board of Directors is considering a special dividend of a substantial portion of the net proceeds from our product line asset sales. However, other than this special dividend, we do not anticipate paying cash dividends on any of our securities in the foreseeable future. The Board has not determined the amount of any such special dividend, and the amount available for such a dividend depends on a number of factors including our capital surplus, cash on hand and estimated cash needs for our continuing business. In addition, such a special dividend would reduce our assets and could reduce our stock price by a proportional amount. Because the amount of any special dividend and the amount of any associated stock price reduction are both unknown, the investment return from such a dividend is speculative. Thus, any returns you receive from our stock will be highly dependent on increases in the market price for our securities, if any. The price for our common stock has been highly volatile and may decrease.
We will have continuing obligations to indemnify the buyers of our commercial businesses, and may be subject to other liabilities as a result of the sale of our commercial product lines.
     In connection with the sale of our AVINZA product line, we have agreed to indemnify King for a period of 16 months after the closing for a number of specified matters including the breach of our representations, warranties and covenants contained in the asset purchase agreement, and in some cases for a period of 30 months following the closing of the asset sale. In addition, we have agreed to indemnify Eisai, the purchaser of our oncology product line, after the closing of the asset sale, for damages suffered by Eisai arising for any breach of any of the representations, warranties, covenants or obligations we have made in the asset purchase agreement. Our obligation to indemnify Eisai survives the closing in some cases up to 18 or 36 months following the closing, and in other cases, until the expiration of the applicable statute of limitations. In a few instances, our obligation to indemnify Eisai survives in perpetuity. Under our agreement with King, $15 million of the total upfront cash payment was deposited into an escrow account to secure our indemnification obligations to King following the closing. Similarly, our agreement with Eisai required that $20 million of the total upfront cash payment be deposited into an escrow account to secure our indemnification obligations to Eisai after the closing.
     Our indemnification obligations under the asset purchase agreements could cause us to be liable to King or Eisai under certain circumstances, in excess of the amounts set forth in the escrow accounts. The AVINZA asset purchase agreement also allows King, under certain circumstances, to set off indemnification claims against the royalty payments payable to us. Under the asset purchase agreements, our liability for any indemnification claim brought by King and Eisai is generally limited to $40 million and $30 million, respectively. However, our obligation to provide indemnification on certain matters is not subject to these indemnification limits. For example, we agreed to retain, and provide indemnification without limitation to King for, all liabilities arising under certain agreements with Cardinal Health PTS, LLC related to the manufacture of AVINZA. Similarly, we agreed to retain, and provide indemnification without limitation to Eisai for, all liabilities related to certain claims regarding promotional materials for the ONTAK and Targretin drug products. We cannot predict the liabilities that may arise as a result of these matters. Any liability claims related to these matters or any indemnification claims made by King or Eisai could materially and adversely affect our financial condition.

====================================================================================================================================

     We may also be subject to other liabilities related to the products we recently sold. For example, we received a letter in March 2007 from counsel to the Salk Institute for Biological Studies alleging that we owe The Salk Institute royalties on prior sales of Targretin as well as a percentage of the amounts received from Eisai. Salk alleges that they are owed at least 25% of the consideration paid by Eisai for that portion of our oncology product line and associated assets attributable to Targretin. Any successful claim brought against us could cause our stock price to fall and could decrease our cash or otherwise adversely affect our business.
Our product development involves a number of uncertainties, and we may never generate sufficient revenues from the sale of products to become profitable.
     We were founded in 1987. We have incurred significant losses since our inception. At December 31, 2006, our accumulated deficit was approximately $862.8 million. We began generating commercial product revenues in 1999; however, we completed the sale of all of our commercial products in February 2007 and are now focused on our product development pipeline.
     Most of our products in development will require extensive additional development, including preclinical testing and human studies, as well as regulatory approvals, before we can market them. We cannot predict if or when any of the products we are developing or those being developed with our partners will be approved for marketing. For example, lasofoxifene (Oporia), a partner product being developed by Pfizer received a “non-approvable” decision from the FDA. There are many reasons why we or our collaborative partners may fail in our efforts to develop our other potential products, including the possibility that:
➢	preclinical testing or human studies may show that our potential products are ineffective or cause harmful side effects;

➢	the products may fail to receive necessary regulatory approvals from the FDA or foreign authorities in a timely manner, or at all;

➢	the products, if approved, may not be produced in commercial quantities or at reasonable costs;

➢	the products, if approved, may not achieve commercial acceptance;

➢	regulatory or governmental authorities may apply restrictions to our products, which could adversely affect their commercial success; or

➢	the proprietary rights of other parties may prevent us or our partners from marketing the products.
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
     We currently estimate our research and development expenditures over the next three years to range between $110 million and $135 million. However, we base our outlook regarding the need for funds on many uncertain variables. Such uncertainties include regulatory approvals, the timing of events outside our direct control such as product launches by partners and the success of such product launches, negotiations with potential strategic partners, possible sale of assets or other transactions and other factors. Any of these uncertain events can significantly change our cash requirements.
     While we expect to fund our research and development activities primarily from cash generated from AVINZA royalties to the extent possible, if we are unable to do so we may need to complete additional equity or debt financings or seek other external means of financing. These financings could depress our stock price. If additional funds are required to support our operations and we are unable to obtain them on terms favorable to us, we may be required to cease or reduce further development or commercialization of our products, to sell some or all of our technology or assets or to merge with another entity.
Our product candidates face significant regulatory hurdles prior to marketing which could delay or prevent sales.
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
     The rate at which we complete our clinical trials depends on many factors, including our ability to obtain adequate supplies of the products to be tested and patient enrollment. Patient enrollment is a function of many factors, including the size of the patient population, the proximity of patients to clinical sites and the eligibility criteria for the trial. Delays in patient enrollment for our trials may result in increased costs and longer development times. In addition, our collaborative partners have rights to control product development and clinical programs for products developed under the collaborations. As a result, these collaborators may conduct these programs more slowly or in a different manner than we had expected. Even if clinical trials are completed, we or our collaborative partners still may not apply for FDA approval in a timely manner or the FDA still may not grant approval.
The restatement of our consolidated financial statements has had a material adverse impact on us, including increased costs and the increased possibility of legal or administrative proceedings.
     We determined that our consolidated financial statements for the years ended December 31, 2002 and 2003, and for the first three quarters of 2004, as described in more detail in our 2004 Annual Report on Form 10-K, should be restated. As a result of these events, we have become subject to a number of additional risks and uncertainties, including:
•	We incurred substantial unanticipated costs for accounting and legal fees in 2005 in connection with the restatement. Although the restatement is complete, we expect to continue to incur unanticipated accounting and legal costs as noted below.

•	The SEC has instituted a formal investigation of the Company’s restated consolidated financial statements identified above. This investigation will likely divert more of our management’s time and attention and cause us to incur substantial costs. Such investigations can also lead to fines or injunctions or orders with respect to future activities, as well as further substantial costs and diversion of management time and attention.
Material weaknesses or deficiencies in our internal control over financial reporting could harm stockholder and business confidence on our financial reporting, our ability to obtain financing and other aspects of our business.
     As disclosed in the Company’s 2005 Annual Report on Form 10-K, management’s assessment of the Company’s internal control over financial reporting identified material weaknesses in the Company’s internal controls surrounding (i) the accounting for revenue recognition; (ii) record keeping and documentation; (iii) accounting personnel; (iv) financial statement close procedures; (v) the inability of the Company to maintain an effective independent Internal Audit Department; (vi) the existence of ineffective spreadsheet controls used in connection with the Company’s financial processes, including review, testing, access and integrity controls; (vii) the existence of accounting system access rights granted to certain members of the Company’s accounting and finance department that are incompatible with the current roles and duties of such individuals (i.e., segregation of duties); and (viii) the inability of management to properly maintain the Company’s documentation of the internal control over financial reporting during 2005 or to substantively commence the process to update such documentation and assessment until December 2005. As of December 31, 2006, these material weaknesses have been fully remediated.
     While no material weaknesses were identified as of December 31, 2006, we cannot assure you that material weaknesses will not be identified in future periods. The existence of one or more material weakness or significant deficiency could result in errors in our consolidated financial statements, and substantial costs and resources may be required to rectify any internal control deficiencies. If we fail to achieve and maintain the adequacy of our internal controls in accordance with applicable standards, we may be unable to conclude on an ongoing basis that we have effective internal controls over financial reporting. If we cannot produce reliable financial reports, our business and financial condition could be harmed, investors could lose confidence in our reported financial information, or the market price of our stock could decline significantly. In addition, our ability to obtain additional financing to operate and expand our business, or obtain additional financing on favorable terms, could be materially and adversely affected, which, in turn, could materially and adversely affect our business, our financial condition and the market value of our securities. Also, perceptions of us could also be adversely affected among customers, lenders, investors, securities analysts and others. Any future weaknesses or deficiencies could also hurt our ability to do business with these groups.
We may require additional money to run our business and may be required to raise this money on terms which are not favorable or which reduce our stock price.
     We have incurred losses since our inception and may not generate positive cash flow to fund our operations for one or more years. As a result, we may need to complete additional equity or debt financings to fund our operations. Our inability to obtain additional financing could adversely affect our business. Financings may not be available at all or on favorable terms. In addition, these financings, if completed, still may not meet our capital needs and could result in substantial dilution to our stockholders. For instance, in April 2002 and September 2003 we issued an aggregate of 7.7 million shares of our common stock in private placement offerings. In addition, in November 2002 we issued in a private placement $155.3 million in aggregate principal amount of our 6% convertible subordinated notes due 2007, that converted into approximately 25.1 million shares of our common stock. The conversion of all of the notes was completed in November 2006.
     If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate one or more of our research or drug development programs, or our marketing and sales initiatives. We may also be required to liquidate our business or file for bankruptcy protection. Alternatively, we may be forced to attempt to continue development by entering into arrangements with collaborative partners or others that require us to relinquish some or all of our rights to technologies or drug candidates that we would not otherwise relinquish.
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
     Our patent position, like that of many biotech and pharmaceutical companies, is uncertain and involves complex legal and technical questions for which important legal principles are unresolved. We may not develop or obtain rights to products or processes that are patentable. Even if we do obtain patents, they may not adequately protect the technology we own or have licensed. In addition, others may challenge, seek to invalidate, infringe or circumvent any patents we own or license, and rights we receive under those patents may not provide competitive advantages to us. Further, the manufacture, use or sale of our products may infringe the patent rights of others.

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
Our legacy commercial businesses exposes us to product liability risks and we may not have sufficient insurance to cover any claims.
     We completed the sale of our commercial businesses in February 2007. Nevertheless, products we sold prior to divesting these businesses expose us to potential product liability risks. For example, such products may need to be recalled to address regulatory issues. A successful product liability claim or series of claims brought against us could result in payment of significant amounts of money and divert management’s attention from running our business.
     In addition, some of the compounds we are investigating may be harmful to humans. For example, retinoids as a class are known to contain compounds which can cause birth defects. We may not be able to maintain our insurance on acceptable terms, or our insurance may not provide adequate protection in the case of a product liability claim. To the extent that product liability insurance, if available, does not cover potential claims, we will be required to self-insure the risks associated with such claims. We believe that we carry reasonably adequate insurance for product liability claims.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
     We currently lease and occupy office and laboratory facilities in San Diego, California. These include a 52,800 square foot facility leased through July 2015 and an 82,500 square foot facility leased through November 2021, which is a building we previously owned and sold and leased back on November 9, 2006 (see note 21). We expect to consolidate our ongoing operations into the 82,500 square foot facility in 2007 and believe that this location will be adequate to meet our near-term space requirements. Following this consolidation, we plan to sub-lease the 52,800 square foot facility.
Item 3. Legal Proceedings
Securities Litigation
     The Company was involved in several securities class action and shareholder derivative actions which followed announcements by the Company in 2004 and the subsequent restatement of its financial results in 2005. In June 2006, we announced that these lawsuits had been settled, subject to certain conditions such as court approval.
Background
     Beginning in August 2004, several purported class action stockholder lawsuits were filed in the United States District Court for the Southern District of California against the Company and certain of its directors and officers. The actions were brought on behalf of purchasers of the Company’s common stock during several time periods, the longest of which runs from July 28, 2003 through August 2, 2004. The complaints generally alleged that the Company violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 of the Securities and Exchange Commission by making false and misleading statements, or concealing information about the Company’s business, forecasts and financial performance, in particular statements and information related to drug development issues and AVINZA inventory levels. These lawsuits were consolidated and lead plaintiffs appointed. A consolidated complaint was filed by the plaintiffs in March 2005. On September 27, 2005, the court granted the Company’s motion to dismiss the consolidated complaint, with leave for plaintiffs to file an amended complaint within 30 days. In December 2005, the plaintiffs filed a second amended complaint again alleging claims under Section 10(b) and 20(a) of the Securities Exchange Act against the Company, David Robinson and Paul Maier. The amended complaint also asserted an expanded Class Period of March 19, 2001 through May 20, 2005 and included allegations arising from the Company’s announcement on May 20, 2005 that it would restate certain financial results.
     Beginning on or about August 13, 2004, several derivative actions were filed on behalf of the Company by individual stockholders in the Superior Court of California. The complaints named the Company’s directors and certain of its officers as defendants and named the Company as a nominal defendant. The complaints were based on the same facts and circumstances as the purported class actions discussed in the previous paragraph and generally alleged breach of fiduciary duties, abuse of control, waste and mismanagement, insider trading and unjust enrichment.
     In October 2005, a shareholder derivative action was filed on behalf of the Company in the United States District Court for the Southern District of California. The complaint named the Company’s directors and certain of its officers as defendants and the Company as a nominal defendant. The action was brought by an individual stockholder. The complaint generally alleged that the defendants falsified Ligand’s publicly reported financial results throughout 2002 and 2003 and the first three quarters of 2004 by improperly recognizing revenue on product sales. The complaint also alleged breach of fiduciary duty by all defendants and requested disgorgement, e.g., under Section 304 of the Sarbanes-Oxley Act of 2002.
The Settlement Agreements
     In June 2006, the Company entered into agreements to resolve all claims by the parties in each of these matters, including those asserted against the Company and the individual defendants in these cases. Under the agreements, the Company agreed to pay a total of $12.2 million in cash for a release and in full settlement of all claims. $12.0 million of the settlement amount and a portion of our total legal expenses were funded by our Directors and Officers Liability insurance carrier while the remainder of the legal fees incurred ($1.4 million for 2006) was paid by us. Of the $12.2 million settlement liability, $4.0 million was paid in October 2006 to us directly from the insurance carrier and then disbursed to the claimants’ attorneys, while $8.0 million was paid in July 2006 by the insurance carrier directly to an independent escrow agent responsible for disbursing the funds to the class action suit claimants. As part of the settlement of the state derivative action, we have agreed to adopt certain corporate governance enhancements including the formalization of certain Board practices and responsibilities, a Board self-evaluation process, Board and Board Committee term limits (with gradual phase-in) and one-time enhanced independent requirements for a single director to succeed the current shareholder representatives on the Board. Neither we nor any of our current or former directors and officers has made any admission of liability or wrongdoing. On October 12, 2006, the Superior Court of California approved the settlement of the state and federal derivative actions and entered final judgment of dismissal. The United States District Court approved the settlement of the Federal class action in October 2006.
SEC Investigation and Other Matters
     The SEC issued a formal order of private investigation dated September 7, 2005, which was furnished to Ligand’s legal counsel on September 29, 2005, to investigate the circumstances surrounding Ligand’s restatement of its consolidated financial statements for the years ended December 31, 2002 and 2003, and for the first three quarters of 2004. The SEC has issued subpoenas for the production of documents and for testimony pursuant to that investigation to Ligand and others. The SEC’s investigation is ongoing and Ligand is cooperating with the investigation.
     The Company’s subsidiary, Seragen, Inc. and Ligand, were named parties to Sergio M. Oliver, et al. v. Boston University, et al., a shareholder class action filed on December 17, 1998 in the Court of Chancery in the State of Delaware in and for New Castle County, C.A. No. 16570NC, by Sergio M. Oliver and others against Boston University and others, including Seragen, its subsidiary Seragen Technology, Inc. and former officers and directors of Seragen. The complaint, as amended, alleged that Ligand aided and abetted purported breaches of fiduciary duty by the Seragen related defendants in connection with the acquisition of Seragen by Ligand and made certain misrepresentations in related proxy materials and seeks compensatory and punitive damages of an unspecified amount. On July 25, 2000, the Delaware Chancery Court granted in part and denied in part defendants’ motions to dismiss. Seragen, Ligand, Seragen Technology, Inc. and the Company’s acquisition subsidiary, Knight Acquisition Corporation, were dismissed from the action. Claims of breach of fiduciary duty remain against the remaining defendants, including the former officers and directors of Seragen. The court certified a class consisting of shareholders as of the date of the acquisition and on the date of the proxy sent to ratify an earlier business unit sale by Seragen. On January 20, 2005, the Delaware Chancery Court granted in part and denied in part the defendants’ motion for summary judgment. Prior to trial, several of the Seragen director-defendants reached a settlement with the plaintiffs. The trial in this action then went forward as to the remaining defendants and concluded on

February 18, 2005. On April 14, 2006, the court issued a memorandum opinion finding for the plaintiffs and against Boston University and individual directors affiliated with Boston University on certain claims. The opinion awards damages on these claims in the amount of approximately $4.8 million plus interest. Judgment, however, has not been entered and the matter is subject to appeal. While Ligand and its subsidiary Seragen have been dismissed from the action, such dismissal is also subject to appeal and Ligand and Seragen may have possible indemnification obligations with respect to certain defendants. As of December 31, 2006, the Company has not accrued an indemnification obligation based on its assessment that the Company’s responsibility for any such obligation is not probable or estimable.
     The Company also received a letter in March 2007 from counsel to The Salk Institute for Biological Studies alleging the Company owes The Salk Institute royalties on prior product sales of Targretin as well as a percentage of the amounts received from Eisai Co., Ltd. (Tokyo) and Eisai inc. (New Jersey) in the asset sale transaction completed with Eisai in October 2006. Salk alleges that they are owed at least 25% of the consideration paid by Eisai for that portion of the Company’s oncology product line and associated assets attributable to Targretin. The Company intends to vigorously oppose any claim that Salk may bring for payment related to these matters.
     In addition, the Company is subject to various lawsuits and claims with respect to matters arising out of the normal course of business. Due to the uncertainty of the ultimate outcome of these matters, the impact on future financial results is not subject to reasonable estimates.
Item 4. Submission of Matters to a Vote of Security Holders
     There were no matters submitted to a vote of security holders in the fourth quarter ended December 31, 2006.
Executive Officers of the Registrant
     The names of the executive officers of the Company and their ages, titles and biographies as of March 1, 2007 are set forth below.
     John L. Higgins, 36, joined Ligand in January 2007 as President and Chief Executive Officer and he was also appointed to the Board in March 2007. Prior to joining Ligand, Mr. Higgins served as Chief Financial Officer at Connetics Corporation, a specialty pharmaceutical company, since 1997, and also served as Executive Vice President, Finance and Administration and Corporate Development at Connetics since January 2002 until its acquisition by Stiefel Laboratories, Inc. in December 2006. Before joining Connetics, he was a member of the executive management team at BioCryst Pharmaceuticals, Inc., a biopharmaceutical company. Before joining BioCryst in 1994, Mr. Higgins was a member of the healthcare banking team of Dillon, Read & Co. Inc., an investment banking firm. Mr. Higgins is a Director of BioCryst and serves as chairperson of its Audit Committee. He received his A.B. from Colgate University.
     Martin D. Meglasson, Ph.D., 56, joined the Company in February 2004 as Vice President, Discovery Research. Prior to joining the Company, Dr. Meglasson was Director of Preclinical Pharmacology and the functional leader for research into urology, sexual dysfunction, and neurological diseases at Pharmacia, Inc. from 1998 to 2003. From 1996 to 1998, Dr. Meglasson served as Director of Endocrine and Metabolic Research and functional leader for diabetes and obesity research at Pharmacia & Upjohn. From 1988 to 1996, he was a researcher in the fields of diabetes and obesity at The Upjohn Co. and Assistant Professor, then Adjunct Associate Professor of Pharmacology at the University of Pennsylvania School of Medicine. Dr. Meglasson received his Ph.D. in pharmacology from the University of Houston.
     Tod G. Mertes, CPA, 42, joined Ligand in May 2001 as Director of Finance, was elected Vice President, Controller and Treasurer of the Company in May 2003, and was named Interim Chief Financial Officer in January 2007. Prior to joining Ligand, Mr. Mertes was Chief Financial Officer at Combio Corporation and prior to Combio spent 12 years with PricewaterhouseCoopers in San Diego, California and Paris, France, most recently as an audit senior manager. Mr. Mertes is a Certified Public Accountant and received a B.S. in business administration from California Polytechnic State University at San Luis Obispo.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
(a) Market Information
     Prior to September 7, 2005, our common stock was traded on the NASDAQ National Market tier of the NASDAQ Stock Market under the symbols “LGND” and “LGNDE.” Our common stock was delisted from the NASDAQ National Market on September 7, 2005. Our common stock was quoted on the Pink Sheets under the symbol “LGND” from September 7, 2005 through June 13, 2006. Our common stock was relisted on the NASDAQ Global Market (formerly NASDAQ National Market) on June 14, 2006 under the symbol “LGND”.
     The following table sets forth the high and low intraday sales prices for our common stock on the NASDAQ Global Market and on the Pink Sheets, as applicable, for the periods indicated:

	Price Range
	High	Low
Year Ended December 31, 2006:
1st Quarter	$13.70	$11.16
2nd Quarter	14.00	8.35
3rd Quarter	10.74	7.78
4th Quarter	11.89	9.61
Year Ended December 31, 2005:
1st Quarter	$11.20	$4.98
2nd Quarter	7.00	4.75
3rd Quarter	10.14	6.86
4th Quarter	11.65	7.95
     As of March 14, 2007, the closing price of our common stock on the NASDAQ Global Market was $10.72.
(b) Holders
     As of February 28, 2007, there were approximately 1,571 holders of record of the common stock.
(c) Dividends
     We have never declared or paid any cash dividends on our capital stock. We have previously announced that our Board of Directors is considering a special cash dividend in connection with our recent asset sales, but no decision has yet been made regarding such dividend. The Board has not determined the amount of any such special dividend, and the amount available for such a dividend depends on a number of factors including our capital surplus, cash on hand and estimated cash needs for our continuing business. Aside from the consideration of this special one-time dividend, we do not intend to pay any cash dividends in the foreseeable future. We currently intend to retain future earnings, if any, to finance future growth.
(d) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
     Not applicable.

(e) Performance Graph
     The graph below shows the five-year cumulative total stockholder return assuming the investment of $100 and the reinvestment of dividends, although dividends have not been declared on the common stock, and is based on the returns of the component companies weighted monthly according to their market capitalizations. The graph compares total stockholder returns of the Company’s common stock, of all companies traded on the NASDAQ Stock market, as represented by the NASDAQ Composite® Index, and of the NASDAQ Pharmaceutical Stocks, as prepared by the Center for Research in Security Prices (CRSP) at the University of Chicago. The NASDAQ Pharmaceutical Stocks tracks approximately 250 domestic pharmaceutical stocks within SIC Code 2834.
     On September 7, 2005, the Company was delisted from the NASDAQ National Market and was quoted on the Pink Sheets from September 7, 2005 through June 13, 2006. The Company’s common stock was relisted on the NASDAQ Global Market (formerly National Market) on June 14, 2006.
     The stockholder return shown on the graph below is not necessarily indicative of future performance and the Company will not make or endorse any predictions as to future stockholder returns.
PERFORMANCE GRAPH
COMPARISON OF CUMULATIVE TOTAL RETURN*
* Assumes $100 investment in Company’s common stock on December 31, 2001.

	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06
Ligand	100%	30.0%	80.4%	65.0%	62.3%	61.2%
NASDAQ Composite	100%	68.4%	102.7%	111.5%	113.1%	123.8%
NASDAQ Pharmaceutical Stocks	100%	64.6%	94.7%	100.9%	111.1%	108.8%

Item 6. Selected Consolidated Financial Data
     The following selected historical consolidated financial and other data are qualified by reference to, and should be read in conjunction with, our consolidated financial statements and the related notes thereto appearing elsewhere herein and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our selected statement of operations data set forth below for each of the five years ended December 31, 2006, 2005, 2004, 2003 and 2002 and the balance sheet data as of December 31, 2006, 2005, 2004, 2003 and 2002 (unaudited) are derived from our consolidated financial statements.

	Years Ended December 31,
	2006 (6)	2005	2004	2003	2002
	(in thousands, except share data)
Consolidated Statement of Operations Data:
Product sales (1)	$136,983	$112,793	$69,470	$16,482	$1,114
Sale of royalty rights, net (2)	—	—	31,342	11,786	17,600
Collaborative research and development and other revenues	3,977	10,217	11,300	13,698	23,533
Cost of products sold (1)	22,642	23,090	18,264	12,383	2,579
Research and development expenses	41,926	33,096	32,720	29,649	37,109
Selling, general and administrative expenses	79,748	56,168	46,431	34,776	18,645
Co-promotion expense (3)	37,455	32,501	30,077	9,360	—
Co-promote termination charges (3)	131,078	—	—	—	—
Gain on sale leaseback	3,119	—	—	—	—
Loss from operations	(168,770)	(21,845)	(15,380)	(44,202)	(16,086)
Loss from continuing operations	(135,859)	(31,470)	(22,764)	(64,474)	(24,445)
Discontinued operations (4)	104,116	(4,929)	(22,377)	(29,992)	(27,812)
Cumulative effect of changing method of accounting for variable interest entity (5)	—	—	—	(2,005)	—
Net loss	(31,743)	(36,399)	(45,141)	(96,471)	(52,257)
Basic and diluted per share amounts:
Loss from continuing operations	$(1.69)	$(0.43)	$(0.31)	$(0.91)	$(0.35)
Discontinued operations (4)	1.30	(0.06)	(0.30)	(0.42)	(0.41)
Cumulative effect of changing method of accounting for variable interest entity (5)	—	—	—	(0.03)	—

Net loss	$(0.39)	$(0.49)	$(0.61)	$(1.36)	$(0.76)

Weighted average number of common shares	80,618,528	74,019,501	73,692,987	70,685,234	69,118,976

Pro forma amounts assuming the changed method of accounting for variable interest entity is applied retroactively (5)
Loss from continuing operations				$(64,360)	$(24,644)
Loss from discontinued operations				(29,992)	(27,812)

Net loss				$(94,352)	$(52,456)

Basic and diluted loss from continuing operations per share				$(0.91)	$(0.36)
Basic and diluted loss from discontinued operations per share				(0.42)	(0.40)

Basic and diluted net loss per share				$(1.33)	$(0.76)

	December 31,
	2006	2005	2004	2003	2002
			(in thousands)		(Unaudited)
Consolidated Balance Sheet Data:
Cash, cash equivalents, short-term investments and restricted cash and investments	$212,488	$88,756	$114,870	$100,690	$74,894
Working capital (deficit) (7)	64,747	(102,244)	(48,505)	(16,930)	18,370
Total assets	326,053	314,619	332,466	314,046	287,709
Current portion of deferred revenue, net	57,981	157,519	152,528	105,719	48,609
Current portion of deferred gain	1,964	—	—	—	—
Long-term obligations (excludes long-term portions of deferred revenue, net and deferred gain)	85,780	173,280	174,214	173,851	162,329
Long-term portion of deferred revenue, net	2,546	4,202	4,512	3,448	3,595
Long-term portion of deferred gain	27,220	—	—	—	—
Common stock subject to conditional redemption/repurchase	12,345	12,345	12,345	14,595	34,595
Accumulated deficit	(862,802)	(831,059)	(794,660)	(749,519)	(653,048)
Total stockholders’ equity (deficit)	27,352	(110,419)	(75,317)	(37,554)	8,925
(footnotes on next page)

(1)	AVINZA was approved by the FDA in March 2002 and subsequently launched in the U.S. in June 2002.

(2)	Represents the sale of rights to royalties. See Note 11 to our consolidated financial statements included elsewhere in this annual report.

(3)	Represents expense related to our AVINZA co-promotion agreement with Organon Pharmaceuticals USA, Inc. (“Organon”) entered into in February 2003. See Note 8 to our consolidated financial statements included elsewhere in this annual report. On January 17, 2006, we signed an agreement with Organon that terminated the AVINZA® co-promotion agreement between the two companies and returned AVINZA rights to us. The termination was effective as of January 1, 2006; however, the parties agreed to continue to cooperate during a transition period ended September 30, 2006 to promote the product. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview” and “Business – Overview.”

(4)	On September 7, 2006, we announced the sale of ONTAK, Targretin capsules, Targretin gel, and Panretin to Eisai, Inc. This transaction subsequently closed on October 25, 2006. Accordingly, the results for the Oncology product line have been presented in our consolidated statements of operations as “Discontinued Operations”. See Note 3 to our consolidated financial statements included elsewhere in this annual report.

(5)	In December 2003, we adopted Financial Accounting Standard Board Interpretation No. 46 (revised December 2003) (FIN46(R)), Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. Under FIN 46(R), we were required to consolidate the variable interest entity from which we leased our corporate headquarters. Accordingly, as of December 31, 2003, we consolidated assets with a carrying value of $13.6 million, debt of $12.5 million, and a non-controlling interest of $0.6 million. In connection with the adoption of FIN 46(R), we recorded a charge of $2.0 million as a cumulative effect of the accounting change on December 31, 2003. In April 2004, we acquired the portion of the variable interest entity that we did not previously own. The acquisition resulted in Ligand assuming the existing loan against the property and making a payment of approximately $0.6 million to the entity’s other shareholder.

(6)	Effective January 1, 2006, we adopted Statement of Financial Accounting Standards 123(R), Share-Based Payment, (“SFAS 123(R)”), using the modified prospective transition method. The implementation of SFAS123(R) resulted in additional employee stock compensation expense of approximately $4.8 million in 2006 (see Note 2 to our consolidated financial statements included elsewhere in this annual report).

(7)	Working capital (deficit) includes deferred product revenue recorded under the sell-through revenue recognition method.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Caution: This discussion and analysis may contain predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties, including those discussed in Item 1A. “Risk Factors.” This outlook represents our current judgment on the future direction of our business. These statements include those related to our restructuring process, AVINZA royalty revenues, product returns, product development, our 2005 restatement, and material weaknesses or deficiencies in internal control over financial reporting. Actual events or results may differ materially from Ligand’s expectations. For example, there can be no assurance that our recognized revenues or expenses will meet any expectations or follow any trend(s), that our internal control over financial reporting will be effective or produce reliable financial information on a timely basis, or that our restructuring process will be successful or yield preferred results. We cannot assure you that the Company will be able to successfully or timely complete its restructuring, that we will receive expected AVINZA royalties to support our ongoing business, or that our internal or partnered pipeline products will progress in their development, gain marketing approval or success in the market. In addition, the Company’s ongoing SEC investigation or future litigation may have an adverse effect on the Company. Such risks and uncertainties, and others, could cause actual results to differ materially from any future performance suggested. We undertake no obligation to release publicly the results of any revisions to these forward-looking statements to reflect events or circumstances arising after the date of this annual report. This caution is made under the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934 as amended.
     Our trademarks, trade names and service marks referenced herein include Ligand. Each other trademark, trade name or service mark appearing in this annual report belongs to its owner.
Overview
     We are an early-stage biotech company that focuses on discovering and developing new drugs that address critical unmet medical needs in the areas of thrombocytopenia, cancer, hepatitis C, hormone related diseases, osteoporosis and inflammatory diseases. We strive to develop drugs that are more effective and/or safer than existing therapies, that are more convenient to administer and that are cost effective. We plan to build a profitable company by generating income from research, milestone and royalty and co-promotion revenues resulting from our collaborations with pharmaceutical partners.
     As of December 31, 2006, we marketed one product in the United States: AVINZA, for the relief of chronic, moderate to severe pain. On September 7, 2006, we announced the sale of ONTAK, Targretin capsules, Targretin gel, and Panretin to Eisai, Inc. (“Eisai”) and the sale of AVINZA to King Pharmaceuticals, Inc. (“King”). The Eisai sales transaction subsequently closed on October 25, 2006. Accordingly, the results for the Oncology product line have been presented in our consolidated statements of operations for 2006, 2005, and 2004 as “Discontinued Operations”. The AVINZA sale transaction subsequently closed on February 26, 2007. The AVINZA sale transaction was still subject to stockholder approval as of December 31, 2006. Accordingly, results of operations for the AVINZA product line are included in the continuing operations of the Company as of and for the years ended December 31, 2006, 2005 and 2004.
     In February 2003, we entered into an agreement for the co-promotion of AVINZA with Organon Pharmaceuticals USA Inc. (“Organon”). Under the terms of the agreement, Organon committed to a specified minimum number of primary and secondary product calls delivered to certain high prescribing physicians and hospitals beginning in March 2003. Organon’s compensation through 2005 was structured as a percentage of AVINZA net sales based on the following schedule:

% of Incremental Net Sales
Annual Net Sales of AVINZA	Paid to Organon by Ligand
$0-150 million	30% (0% for 2003)
$150-300 million	40%
$300-425 million	50%
> $425 million	45%

     In January 2006, we signed an agreement with Organon that terminated the AVINZA co-promotion agreement between the two companies and returned AVINZA rights to Ligand. The termination was effective as of January 1, 2006; however, the parties agreed to continue to cooperate during a transition period that ended September 30, 2006 (the “Transition Period”) to promote the product. The Transition Period co-operation included a minimum number of product sales calls per quarter (100,000 for Organon and 30,000 for Ligand with an aggregate of 375,000 and 90,000, respectively, for the Transition Period) as well as the transition of ongoing promotions, managed care contracts, clinical trials and key opinion leader relationships to Ligand. During the Transition Period, we paid Organon an amount equal to 23% of AVINZA net sales as reported. We also paid and were responsible for the design and execution of all AVINZA clinical, advertising and promotion expenses and activities.
     Additionally, in consideration of the early termination and return of rights to AVINZA under the terms of the agreement, we unconditionally paid Organon $37.8 million in October 2006. We also agreed to and paid Organon $10.0 million in January 2007, in consideration of the minimum sales calls during the Transition Period. In addition, following the Transition Period, we agreed to make quarterly royalty payments to Organon equal to 6.5% of AVINZA net sales through December 31, 2012 and thereafter 6.0% through patent expiration, currently anticipated to be November of 2017.
     The unconditional payment of $37.8 million to Organon and the estimated fair value of the amounts to be paid to Organon after the termination ($95.2 million as of January 1, 2006), based on the estimated net sales of the product (currently anticipated to be paid quarterly through November 2017) were recognized as liabilities and expensed as costs of the termination as of the effective date of the agreement, January 2006. Additionally, the conditional payment of $10.0 million, which represents an approximation of the fair value of the service element of the agreement during the Transition Period (when the provision to pay 23% of AVINZA net sales is also considered), was recognized ratably as additional co-promotion expense over the Transition Period. The full $10.0 million of this element of co-promotion expense was recognized in 2006.
     Although the quarterly royalty payments to Organon are based on net reported AVINZA product sales, such payments do not result in current period expense in the period upon which the payment is based, but instead are charged against the co-promote termination liability. The liability is adjusted at each reporting period to fair value and is recognized, utilizing the interest method, as additional co-promote termination charges for that period at a rate of 15%, the discount rate used to initially value this component of the termination liability. Any changes to our estimate of future net AVINZA product sales would result in a change to the liability which is recognized as an increase or decrease to co-promote termination charges in the period such changes are identified. For example, in the fourth quarter of 2006, we recorded an adjustment of $15.7 million to lower the fair value of the termination liability based on our updated estimate of future AVINZA sales.
     On February 26, 2007, we closed the AVINZA sale transaction pursuant to which King acquired all of our rights in and to AVINZA, assumed certain liabilities, and reimbursed us the $47.8 million paid to Organon. King also assumed Ligand’s co-promote termination obligation to make payments to Organon based on net sales of AVINZA (the fair value of which approximates $93.3 million as of December 31, 2006). As Organon has not consented to the legal assignment of the co-promote termination obligation from us to King, we remain liable to Organon in the event of King’s default of this obligation.
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
     We have been unprofitable since our inception on an annual basis and expect to incur net losses in the future. To be profitable, we must successfully develop, clinically test, market and sell our products. Even if we achieve profitability, we cannot predict the level of that profitability or whether we will be able to sustain profitability. We expect that our operating results will fluctuate from period to period as a result of differences in the timing and amounts of revenues, including royalties expected to be earned in the future from King on sales of AVINZA, expenses incurred, collaborative arrangements and other sources. Some of these fluctuations may be significant.

Recent Developments
Sale of AVINZA Product
     On September 6, 2006, Ligand and King entered into a purchase agreement (the “AVINZA Purchase Agreement”), pursuant to which King agreed to acquire all of our rights in and to AVINZA in the United States, its territories and Canada, including, among other things, all AVINZA inventory, records and related intellectual property, and assume certain liabilities as set forth in the AVINZA Purchase Agreement (collectively, the “Transaction”). In addition, subject to the terms and conditions of the AVINZA Purchase Agreement, King agreed to offer employment following the closing of the Transaction (the “Closing”) to certain of our existing AVINZA sales representatives or otherwise reimburse us for certain agreed upon severance arrangements offered to any such non-hired representatives.
     Pursuant to the terms of the AVINZA Purchase Agreement, we received $280.4 million in net cash proceeds at the Closing on February 26, 2007 (the “Closing Date”), which represents the purchase price of $246.3 million, which is net of certain inventory adjustments of approximately $18.7 million as set forth in the AVINZA Purchase Agreement, as amended, plus approximately $49.1 million in reimbursement of payments previously made to Organon and others. Additionally, the net proceeds are less $15.0 million that was funded into an escrow account to support potential indemnity claims by King following the Closing. Of the escrowed amounts not required for claims to King, 50% of the then existing amount will be released on August 26, 2007 with the remaining available balance to be released on February 26, 2008. King also assumed our co-promote termination obligation to make payments to Organon based on net sales of AVINZA (approximately $93.3 million as of December 31, 2006). As Organon has not consented to the legal assignment of the co-promote termination obligation from Ligand to King, we remain liable to Organon in the event of King’s default of this obligation. We also incurred approximately $7.2 million in transaction fees and other costs associated with the sale that are not reflected in the net cash proceeds. This amount includes approximately $3.6 million for investment banking services and related expenses which have not yet been paid. We are disputing that these fees are owed to the investment banking firm.
     In addition to the assumption of existing royalty obligations, King will pay us a 15% royalty on AVINZA net sales during the first 20 months after Closing. Subsequent royalty payments will be based upon calendar year net sales. If calendar year net sales are less than $200.0 million, the royalty payment will be 5% of all net sales. If calendar year net sales are greater than $200.0 million, the royalty payment will be 10% of all net sales less than $250.0 million, plus 15% of net sales greater than $250.0 million.
     In connection with the Transaction, King committed to loan us, at our option, $37.8 million (the “Loan”) to be used to pay our co-promote termination obligation to Organon due October 15, 2006. This loan was drawn, and the $37.8 million co-promote liability settled in October 2006. Amounts due under the loan were subject to certain market terms, including a 9.5% interest rate. In addition, and as a condition of the $37.8 million loan received from King, $38.6 million of the funds received from Eisai was deposited into a restricted account to be used to repay the loan to King, plus interest. We repaid the loan plus interest on January 8, 2007. Pursuant to the AVINZA Purchase Agreement, King refunded the interest to us on the Closing Date.
     Also on September 6, 2006, we entered into a contract sales force agreement (the “Sales Call Agreement”) with King, pursuant to which King agreed to conduct a sales detailing program to promote the sale of AVINZA for an agreed upon fee, subject to the terms and conditions of the Sales Call Agreement. Pursuant to the Sales Call Agreement, King agreed to perform certain minimum monthly product details (i.e. sales calls), which commenced effective October 1, 2006 and continued until the Closing Date. The amount due to King under the Sales Call Agreement as of December 31, 2006 is approximately $3.8 million.
Sale of Oncology Product Line
     On September 7, 2006, we, Eisai Inc., a Delaware corporation and Eisai Co., Ltd., a Japanese company (together with Eisai Inc., “Eisai”), entered into a purchase agreement (the “Oncology Purchase Agreement”) pursuant to which Eisai agreed to acquire all of our worldwide rights in and to our oncology products, including, among other things, all related inventory, equipment, records and intellectual property, and assume certain liabilities (the “Oncology Product Line”) as set forth in the Oncology Purchase Agreement. The Oncology Product Line included our four marketed oncology drugs: ONTAK, Targretin capsules, Targretin gel and Panretin gel. Pursuant to the Oncology Purchase Agreement, at closing on October 25, 2006, we received approximately $185.0 million in net cash proceeds which is net of $20.0 million that was funded into an escrow account to support any indemnification claims made by Eisai following the closing of the sale, and Eisai assumed certain liabilities. Of the escrowed amounts not required for claims to Eisai, 50% of the then existing amount will be released on April 25, 2007 with the remaining available balance to be released on October 25, 2007. We incurred approximately $1.7 million of transaction fees and costs associated with the sale that are not reflected in the net cash proceeds.
     Additionally, $38.6 million of the proceeds received from Eisai were deposited into a restricted account to repay a loan received from King, the proceeds of which were used to pay our co-promote termination obligation to Organon in October 2006. Such amounts were released and the loan repaid to King in January 2007.
     In connection with the Oncology Purchase Agreement with Eisai, we entered into a transition services agreement whereby we agreed to perform certain transition services for Eisai, in order to effect, as rapidly as practicable, the transition of purchased assets from Ligand to Eisai. In exchange for these services, Eisai pays us a monthly service fee. The term of the transition services provided is generally three months; however, certain services will be provided for a period of up to eight months. Fees earned under the transition services agreement, which were recorded as an offset to operating expenses in the fourth quarter of 2006, were approximately $1.9 million.
The Salk Institute for Biological Studies (“Salk”) Allegations
     In March 2007, we received a letter from legal counsel to The Salk Institute for Biological Studies alleging that we owe Salk royalties on prior product sales of Targretin as well as a percentage of the amounts received from Eisai Co., Ltd. (Tokyo) and Eisai Inc. (New Jersey) that are attributable to Targretin with respect to our sale of the Oncology Product Line to Eisai that was completed in October 2006. Salk alleges that they are owed at least 25% of the consideration paid by Eisai for that portion of Ligand’s oncology product line and associated assets attributable to Targretin. We have reviewed these matters and do not believe we have any financial obligations to Salk pertaining to Targretin. Accordingly, we intend to vigorously oppose any Salk claim for payment related to these matters.
Resignation of CEO and Appointment of New CEO
     On July 31, 2006, we entered into a separation agreement with David Robinson providing for Mr. Robinson’s resignation as Chairman, President, and Chief Executive Officer of the Company. Under the separation agreement, Mr. Robinson received his base salary and certain benefits for 24 months, payable in five equal monthly installments beginning August 1, 2006 and ending December 1, 2006. In addition, the agreement provided for the immediate vesting of Mr. Robinson’s unvested stock options and an extension of the exercise period of his options to January 15, 2007. In connection with the resignation, we recognized expense of approximately $1.9 million in 2006, comprised of cash payments of $1.4 million and stock-based compensation of $0.5 million associated with the modification of the vesting and exercise period of the stock options.
     On August 1, 2006, we announced that current director Henry F. Blissenbach had been named Chairman and interim Chief Executive Officer. We agreed to pay Dr. Blissenbach $40,000 per month, commencing August 1, 2006 for his services as Chairman and interim Chief Executive Officer. In addition, Dr. Blissenbach was eligible to receive incentive compensation of up to 50% of his base salary, but not more than $100,000, based upon his performance of certain objectives incorporated within the employment agreement which we and Dr. Blissenbach entered into. Also, Dr. Blissenbach received a stock option grant to purchase 150,000 shares of our common stock at an exercise price of $9.20 per share. These stock options vested upon the appointment of a new chief executive officer in January 2007 as further discussed below. Finally, we reimbursed Dr. Blissenbach for all reasonable expenses incurred in discharging his duties as interim Chief Executive Officer, including, but not limited to commuting costs to San Diego and living and related costs during the time he spent in San Diego.
     On January 16, 2007, we announced that John L. Higgins had joined the Company as Chief Executive Officer and President. Mr. Higgins succeeded Dr. Blissenbach, who continued to serve as Chairman of the Board of Directors until March 1, 2007. We agreed to pay Mr. Higgins an annual salary of $400,000, with his employment commencing as of January 10, 2007. In addition, Mr. Higgins has a performance bonus opportunity with a target of 50% of his salary, up to a maximum of 75%, and received a restricted stock award grant of 150,000 shares of our common stock which vests over two years. We also provided Mr. Higgins with a lump-sum relocation benefit of $100,000. Mr. Higgins’ employment agreement provides for severance payments and benefits in the event that employment is terminated under various scenarios, such as a change in control of the Company.
Reductions in Workforce
     In December 2006, and following the sale of our Oncology Product Line to Eisai, we entered into a plan to eliminate 40 employee positions, across all functional areas, which were no longer deemed necessary considering our decision to sell our commercial assets. Additionally, we terminated 23 AVINZA sales representatives and regional business managers who were not offered positions with King or declined King’s offer of employment. The affected employees were informed of the plan in December 2006 with an effective termination date of January 2, 2007. In connection with the termination plan, we recognized operating expenses of approximately $2.9 million in the fourth quarter of 2006, comprised of one-time severance benefits of $2.3 million, stock compensation of $0.3 million, and other costs of $0.3 million. The stock compensation charge resulted from the accelerated vesting and extension of the exercise period of stock options in accordance with severance arrangements of certain senior management members. We paid $0.5 million in December 2006 and the remaining balance in January 2007.
     On January 31, 2007 we announced an additional restructuring plan calling for the further elimination of approximately 204 positions across all functional areas. This reduction was made in connection with our efforts to refocus the Company, following the sale of our commercial assets, as a smaller, highly focused research and development and royalty-driven biotech company. Associated with the restructuring and refocused business model, several of our executive officers agreed to step down including our Chief Financial Officer, Chief Scientific Officer and General Counsel. We also announced that our primary operations are expected to be consolidated into one building with the goal to sublet unutilized space. In connection with the restructuring, we expect to take a charge to earnings, the majority of which will be recorded in the first quarter of 2007, of approximately $10.8 million, comprised of one-time severance benefits of $7.5 million, stock compensation of $2.2 million, and other costs of $1.1 million. The stock compensation charge results from the accelerated vesting and extension of the exercise period of stock options in accordance with severance arrangements of certain senior management members.
Sale and Leaseback of Premises
     On October 25, 2006, we, along with our wholly-owned subsidiary Nexus Equity VI, LLC (“Nexus”) entered into an agreement with Slough Estates USA, Inc. (“Slough”) for the sale of our real property located in San Diego, California for a purchase price of approximately $47.6 million. This property, with a net book value of approximately $14.5 million, includes one building totaling approximately 82,500 square feet, the land on which the building is situated, and two adjacent vacant lots. As part of the sale transaction, we agreed to leaseback the building for a period of 15 years, as further described below. In connection with the sale transaction, on November 6, 2006, we also paid off the existing mortgage on the building of approximately $11.6 million. The early payment triggered a prepayment penalty of approximately $0.4 million. The sale transaction subsequently closed on November 9, 2006.
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
     In accordance with SFAS 13, Accounting for Leases, we recognized an immediate pre-tax gain on the sale transaction of approximately $3.1 million and deferred a gain of approximately $29.5 million on the sale of the building. The deferred gain will be recognized on a straight-line basis over the 15 year term of the lease at a rate of approximately $2.0 million per year.

Conversion of 6% Convertible Subordinated Notes
     The noteholders of our 6% convertible subordinated notes, in the aggregate principal amount of $155.3 million, converted all of the notes into approximately 25.1 million shares of our common stock in 2006. Accrued interest and unamortized debt issue costs related to the converted notes of $0.5 million and $1.4 million, respectively, were recorded as additional paid-in capital.
Accounting for Stock-Based Compensation
     Effective January 1, 2006, we adopted SFAS 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), using the modified prospective transition method. No stock-based employee compensation cost was recognized prior to January 1, 2006, as all options granted prior to 2006 had an exercise price equal to the market value of the underlying common stock on the date of the grant. Under the modified prospective transition method, compensation cost recognized in 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted in 2006, based on grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Results for 2005 and 2004 have not been retrospectively adjusted. For 2006, we recognized additional compensation expense of $4.8 million due to the implementation of SFAS 123(R).
Employee Retention Agreements and Severance Arrangements
     In March 2006, we entered into letter agreements with approximately 67 of our key employees, including a number of our executive officers. In September 2006, we entered into letter agreements with ten additional employees and modified existing agreements with two employees. These letter agreements provided for certain retention or stay bonus payments to be paid in cash under specified circumstances as an additional incentive to remain employed in good standing with the Company through December 31, 2006. The Compensation Committee of the Board of Directors approved the Company’s entry into these agreements. In accordance with SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, the cost of the plan was ratably accrued over the term of the agreements. We recognized approximately $2.6 million of expense under the plan in 2006. As an additional retention incentive, certain employees were also granted stock options to purchase approximately 122,000 shares in the aggregate of our common stock at an exercise price of $11.90 per share.
     In August 2006 and October 2006, the Company’s Compensation Committee approved and ratified, and began entering into additional severance agreements with certain of our officers and executive officers as additional retention incentives and to provide severance benefits to these officers that are more closely equivalent to severance benefits already in place for other executive officers.
     These additional agreements consist of (a) change of control severance agreements (“Change of Control Severance Agreement”) and b) “ordinary” severance agreements that apply regardless of a change of control (“Ordinary Severance Agreement”). Each Change of Control Severance Agreement provides for a payment of certain benefits to the officer in the event his or her employment is terminated without cause in connection with a change of control of the Company.
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

Lilly Collaboration Update
     In May 2006, after review of all preclinical and clinical data including recently completed two year animal safety studies, Lilly informed us that it had decided not to pursue further development of LY818 (“naveglitazar”), a compound in Phase II development for the treatment of Type II diabetes, at this time. Naveglitazar, a dual PPAR agonist, was developed through our collaborative research and development agreement with Lilly. This decision was specific with regard to naveglitazar.
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
     The settlements resolve all claims by the parties, including those asserted against Ligand and the individual defendants in these cases. Under the agreements, we agreed to pay a total of $12.2 million in cash in full settlement of all claims. $12.0 million of the settlement amount and a portion of our total legal expenses was funded by our Directors and Officers Liability insurance carrier while the remainder of the legal fees incurred ($1.4 million for 2006) was paid by us. Of the $12.2 million settlement liability, $4.0 million was paid in October 2006 to us directly from the insurance carrier and then disbursed to the claimants’ attorneys, while $8.0 million was paid in July 2006 by the insurance carrier directly to an independent escrow agent responsible for disbursing the funds to the class action suit claimants.
     As part of the settlement of the state derivative action, we have agreed to adopt certain corporate governance enhancements including the formalization of certain Board practices and responsibilities, a Board self-evaluation process, Board and Board Committee term limits (with gradual phase-in) and one-time enhanced independent requirements for a single director to succeed the current shareholder representatives on the Board. Neither we nor any of our current or former directors and officers has made any admission of liability or wrongdoing. On October 12, 2006, the Superior Court of California approved the settlement of the state and federal derivative actions and entered final judgment of dismissal. The United States District Court approved the settlement of the Federal class action in October 2006.
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

Results of Continuing Operations
     Total revenues for 2006 were $141.0 million compared to $123.0 million in 2005 and $112.1 million in 2004. Operating loss from continuing operations was $168.8 million in 2006 compared to $21.9 million in 2005 and $15.4 million in 2004. Loss from continuing operations for 2006 was $135.9 million ($1.69 per share) compared to $31.5 million ($0.43 per share) in 2005 and $22.8 million ($0.31 per share) in 2004.
Product Sales
     Our product sales can be influenced by a number of factors including changes in demand, competitive products, the timing of announced price increases, and the level of prescriptions subject to rebates and chargebacks. AVINZA is also included on the formularies (or lists of approved and reimbursable drugs) of many states’ health care plans, as well as the formulary for certain Federal government agencies. In order to be placed on these formularies, we generally sign contracts which provide discounts to the purchaser off the then-current list price and limit how much of an annual price increase we can implement on sales to these groups. As a result, the discounts off list price for these groups can be significant where we have implemented list price increases. We monitor the portion of our sales subject to these discounts, and accrue for the cost of these discounts at the time of the recognition of product sales.
Net Product Sales
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
     Sales of AVINZA were $137.0 million in 2006 compared to $112.8 million in 2005. According to IMS data, AVINZA prescription market share for 2006 was 3.7% compared to 4.4% for 2005. The increase in sales for 2006 reflects the full year impact of a 7% price increase effective April 1, 2005 and the partial year impact of a 6% price increase effective July 1, 2006, as well as a shift in the mix of prescriptions to the higher doses of AVINZA. Net sales for 2006 also include $1.5 million from the release of an accrual previously recorded for billings received from and the refund of amounts paid to the Department of Veterans Affairs under the Department of Defenses TriCare Retail Pharmacy refund programs. In September 2006, the U.S. Court of Appeals for the Federal Circuit struck down the TriCare program. The increase in AVINZA net sales further reflects a reduction in Medicaid rebates of approximately $13.6 million. This reduction was partially offset by an increase in managed care rebates of approximately $0.7 million in 2006 under contracts with pharmacy benefit managers (“PBMs”), group purchasing organizations (“GPOs”) and health maintenance organizations (“HMOs”), and under Medicare Part D.
     The increase in AVINZA net sales for 2006 compared to 2005 was partially offset by a decrease in prescriptions. Specifically, net sales for 2006 reflect an approximate 4% decrease in prescriptions compared to 2005. These trends reflect a continuing decease in prescriptions under Medicaid contracts as marginal contracts were terminated, partially offset by increases in prescriptions under managed care contracts and Medicare Part D. We also believe that the decrease in prescriptions is due in part to a lower level of co-promote activity in the third quarter of 2006, as our previous co-promotion arrangement with Organon terminated in September 2006, and the subsequent transition of co-promote activities to King in the fourth quarter of 2006.
     As discussed under “Recent Developments”, we entered into an agreement to sell the AVINZA product line to King subject to Ligand stockholder approval. Stockholder approval was subsequently obtained in February 2007, and the transaction closed on February 26, 2007. In connection with that agreement, we entered into a Contract Sales Force Agreement (the “Sales Agreement”) with King, pursuant to which King agreed to conduct a detailing program to promote the sale of AVINZA for an agreed upon fee. Pursuant to the Sales Agreement, King agreed to perform certain minimum monthly product details (i.e. sales calls), which commenced effective October 1, 2006 and continued through the closing of the sale transaction. As of December 31, 2006, we owed King approximately $3.8 million for co-promotion activity during the fourth quarter of 2006.
     AVINZA net sales for 2006 also reflect an approximate charge of $2.1 million for losses expected to be incurred on product returns resulting from the 6% price increase effective July 1, 2006. This compares to a charge of $3.5 million recorded for the three months ended March 31, 2005 in connection with a 7% AVINZA price increase effective April 1, 2005. Upon an announced price increase, we revalue our estimate of deferred product revenue to be returned to recognize the potential higher credit a wholesaler may take upon product return determined as the difference between the new price and the previous price used to value the allowance. The decrease in the charge for 2006 reflects lower rates of return on lots that closed out in 2006, thereby lowering the historical weighted average rate of return used for estimating the allowance for return losses. AVINZA net sales for 2006 also benefited from a reduction in the existing allowance for return losses of $4.3 million due to the lower rates of return on lots that closed in 2006.
     Any changes to our estimates for Medicaid prescription activity or prescriptions written under our managed care contracts may have an impact on our rebate liability and a corresponding impact on AVINZA net product sales. For example, a 10% variance to our estimated Medicaid and managed care contract rebate accruals for AVINZA as of December 31, 2006 could result in adjustments to our Medicaid and managed care contract rebate accruals and net product sales of approximately $0.1 million and $0.3 million, respectively.
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
     AVINZA sales for 2005 were negatively impacted by an increase in Medicaid rebates of approximately $4.4 million and an increase in managed care rebates of approximately $ 3.6 million. AVINZA sales in 2005 also reflect an approximate $3.5 million reduction in sales, recorded during the three months ended March 31, 2005, for losses expected to be incurred on product returns resulting from an AVINZA price increase which became effective April 1, 2005. For the year, the impact on sales of the April 1, 2005 price increase was partially offset by a reduction in the allowance for return losses of approximately $2.9 million recorded during the three months ended December 31, 2005. This reduction resulted from lower rates of return on lots that closed out in the fourth quarter of 2005, thereby lowering the historical weighted average rate of return used for estimating the allowance for return losses. This compares to a $2.6 million loss in 2004 on product returns, which was recorded during the three months ended June 30, 2004 for an AVINZA price increase which became effective July 1, 2004. Additionally, product sales in 2005 and for the second half of 2004 are net of fees paid to our wholesaler customers under fee for service agreements entered into during the third and fourth quarters of 2004.
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
     Sale of royalty rights recognized in 2004 amounted to $31.3 million, net of the deferral of offset rights of $1.4 million and the recognition in 2004 of $0.2 million of option value deferred in previous periods. There were no sales of royalty rights in 2006 and 2005.
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
Collaborative Research and Development and Other Revenue
     Collaborative research and development and other revenues for 2006 were $4.0 million compared to $10.2 million for 2005 and $11.3 million for 2004. Collaborative research and development and other revenues include reimbursement for ongoing research activities, earned development milestones, and recognition of prior years’ up-front fees previously deferred in accordance with Staff Accounting Bulletin (“SAB”) No. 101 – Revenue Recognition, as amended by SAB 104 (hereinafter referred to as SAB104). Revenue from distribution agreements includes recognition of up-front fees collected upon contract signing and deferred over the life of the distribution arrangement and milestones achieved under such agreements.
     A comparison of collaborative research and development and other revenues is as follows (in thousands):

	Year Ended December 31,
	2006	2005	2004
Collaborative research and development	$1,678	$3,513	$7,843
Development milestones and other	2,299	6,704	3,457

	$3,977	$10,217	$11,300

     Collaborative Research and Development. The decrease in collaborative research and development revenue for 2006 compared to 2005 is due to the completion of the research phase of our collaborative arrangement with TAP, which concluded in June 2006. The decrease in ongoing research activities reimbursement revenue in 2005 compared to 2004 is due to the termination in November 2004 of our research arrangement with Lilly which contributed $4.0 million to revenue in 2004.
     Development Milestones and Other. Development milestones in 2006 reflect a milestone of $2.0 million from GlaxoSmithKline in connection with the commencement of Phase III studies of Promacta (also known as eltrombopag) and a $0.3 million milestone from Wyeth in connection with the filing of an NDA for Viviant (also known as bazedoxifene).
     Development milestones revenue in 2005 reflects net development milestones of $3.0 million earned from GlaxoSmithKline in connection with the commencement of Phase II studies of Viviant and Phase I studies of SB-559448 for the treatment of thrombocytopenia; $1.4 million, net for prior milestones received from Wyeth in connection with an agreement in the fourth quarter of 2005 to amend the research, development, and license agreement between Ligand and Wyeth; $1.2 million earned from Lilly in connection with the commencement of

Phase II trials of LY674 for the treatment of atherosclerosis; and $1.1 million from TAP in connection with TAP’s filing of an IND for LGD2941.
     Development milestones revenue in 2004 includes net development milestones of $2.0 million from Pfizer as a result of Pfizer’s filing with the FDA of a new drug application for Oporia (also known as lasofoxifene), $0.8 million earned from TAP in connection with TAP’s selection of an additional selective androgen receptor modulator (SARM) as a second clinical candidate for development for the treatment of major androgen-related diseases, and $0.8 million earned from GlaxoSmithKline.
Gross Margin
     Gross margin on product sales was 83.5% in 2006 compared to 79.5% in 2005. The improvement in the gross margin percentage in 2006 reflects the impact of a 7% price increase effective April 1, 2005. Under the sell-through revenue recognition method, changes to prices do not impact net product sales and therefore gross margins until the product sells through the distribution channel. Accordingly, the price increases did not have a full period impact on the margins in 2005. Additionally, as further discussed above under “Net Product Sales”, net sales and therefore the gross margin percentage in 2006 benefited from: 1) the impact of lower Medicaid rebates; 2) lower net charges related to the impact of price increases on expected returns; and 3) the release of an accrual in the third quarter of 2006 and the refund in the fourth quarter of 2006 of rebates previously paid, related to a court ruling by the U.S. Court of Appeals against the Department of Defense’s TriCare Retail Pharmacy refund program. Furthermore, cost of sales in terms of absolute dollars decreased in 2006 compared to 2005 due primarily to a 4% decrease in prescriptions in 2006 compared to 2005.
     Gross margin on product sales was 79.5% in 2005 compared to 73.7% in 2004. The improvement in the gross margin percentages in 2005 reflects price increases which became effective July 1, 2004 and April 1, 2005. This improvement was partially offset by a higher proportionate level of rebates and the costs associated with our wholesaler distribution service agreements which were entered into in the third and fourth quarters of 2004.
Research and Development Expenses
     Research and development expenses were $41.9 million in 2006 compared to $33.1 million in 2005 and $32.7 million in 2004. The major components of research and development expenses are as follows (in thousands):

	Years Ended December 31,
	2006	2005	2004
Research

Research performed under collaboration agreements	$1,968	$3,611	$7,853
Internal research programs	22,110	20,839	15,517

Total research	24,078	24,450	23,370

Development

New product development	13,837	1,264	2,568
Existing product support (1)	4,011	7,382	6,782

Total development	17,848	8,646	9,350

Total research and development	$41,926	$33,096	$32,720

(1)	Includes costs incurred to comply with post-marketing regulatory commitments.
     Spending for research expenses was $24.1 million for 2006 compared to $24.5 million for 2005. The decrease in research expenses for 2006 compared to 2005 primarily reflects decreased research expenses incurred under our collaboration arrangement with TAP which concluded in June 2006 partially offset by increased research performed under our Selective Androgen Receptor Modulator (SARM) program.
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
     Spending for development expenses increased to $17.8 million for 2006 compared to $8.6 million for 2005. These increases reflect a higher level of expense for new product development partially offset by a lower level of expense in existing product support. The increase in spending on new product development was primarily due to the increase in LGD4665 thrombopoietin (TPO), our lead drug candidate in this area which was moved into Phase I clinical trials, and LGD5552 (Glucocorticoid agonist) expenses. LGD5552 was on track to enter clinical trials in 2007; however Good Laboratory Practice studies failed to demonstrate the desired pre-clinical safety characteristics for a drug to treat rheumatoid arthritis. We decided in the first quarter of 2007 not to proceed with the development of LGD5552. The decrease in 2006 for existing product support is due to lower product support for our AVINZA product.
     Spending for development expenses decreased to $8.6 million for 2005 compared to $9.4 million for 2004. This decrease primarily reflects a lower level of effort in our glucocorticoid agonist program in 2005 compared to 2004.

A summary of our significant internal research and development programs as of December 31, 2006 is as follows:

Program	Disease/Indication	Development Phase
AVINZA	Chronic, moderate-to-severe pain	Marketed in U.S. Phase IV

LGD4665 (Thrombopoietin oral mimetic)	Idiopathic Thrombocytopenia Purpura; other thrombocytopenias	Phase I

Selective androgen receptor modulators, (agonists)	Hypogonadism, osteoporosis, sexual dysfunction, frailty, cachexia.	Pre-clinical

Selective glucocorticoid receptor modulators	Inflammation, cancer	Research

Selective androgen receptor modulators, (antagonists)	Prostate cancer	Research
     We do not provide forward-looking estimates of costs and time to complete our ongoing research and development projects, as such estimates would involve a high degree of uncertainty. Uncertainties include our ability to predict the outcome of complex research, our ability to predict the results of clinical studies, regulatory requirements placed upon us by regulatory authorities such as the FDA and EMEA, our ability to predict the decisions of our collaborative partners, our ability to fund research and development programs, competition from other entities of which we may become aware in future periods, predictions of market potential from products that may be derived from our research and development efforts, and our ability to recruit and retain personnel or third-party research organizations with the necessary knowledge and skills to perform certain research. We do, however, expect that research and development expenses will be significantly lower in 2007 compared to 2006 due to the reduction of our workforce and related restructuring activities in early 2007 as further discussed under “Recent Developments” above, and the related refocusing of our research and development activities on fewer, selected programs. Refer to “Item 1A. Risks Factors” for additional discussion of the uncertainties surrounding our research and development initiatives.
Selling, General and Administrative Expenses
     Selling, general and administrative expenses were $79.7 million for 2006 compared to $56.2 million for 2005 and $46.4 million for 2004. The increase reflects higher legal costs (incurred in connection with the ongoing SEC investigation, shareholder litigation and our strategic alternatives process) which increased by approximately $8.1 million in 2006 compared to 2005. In June 2006, we announced that we had reached a settlement with the plaintiffs in the Company’s shareholder litigation. The amounts paid to the plaintiffs and the plaintiffs’ attorneys and a portion of our legal expenses incurred in connection with the shareholder litigation were covered by proceeds provided under our Directors and Officers (“D&O”) Liability insurance.
     General and administrative expenses were also higher in 2006 due to higher audit and consultant fees in connection with the completion of the Company’s assessment of internal controls as of December 31, 2005 under the Sarbanes-Oxley Act and consultant costs incurred in 2006 in connection with our 2006 SOX compliance program. A significant portion of the Company’s 2005 assessment of internal controls was performed in 2006 due to the fact that the restatement of our financial statements was not completed until late 2005.
     In addition, AVINZA advertising and promotion expenses increased in 2006 compared to 2005 and 2004 when Ligand and Organon shared equally all AVINZA promotion expenses. As part of the AVINZA termination and return of rights agreement entered into in January 2006, discussed under “Overview” above, we were responsible for all AVINZA advertising and promotion expenses. This increase was partially offset by lower selling expenses due to a reduction in our AVINZA primary care sales force.
     Selling, general and administrative expenses for 2006 also include stock compensation expense of approximately $3.6 million incurred in accordance with SFAS 123(R) which we implemented in 2006 (total company expense of

$4.8 million) and a charge of approximately $2.3 million related to a reduction in our workforce communicated to employees in the fourth quarter of 2006. Furthermore, general and administrative expenses in 2006 include approximately $1.9 million of expenses in connection with the resignation of the Company’s CEO. (Refer to “Recent Developments” above for further discussion of each of these items.)
     The increase for 2005 compared to 2004 reflects a higher level of costs associated with additional Ligand sales representatives hired in the second and third quarter of 2004 to promote AVINZA and higher advertising and promotion expenses for AVINZA. Compared to 2004, 2005 also reflects higher accounting and legal expenses incurred in connection with the Audit Committee’s review of the Company’s consolidated financial statements, the restatement and re-audits of the Company’s consolidated financial statements and ongoing shareholder litigation.
     We expect that selling, general and administrative expenses will be significantly lower in 2007 compared to 2006 due primarily to the sales of our AVINZA and oncology product lines, and the reduction in our workforce and related restructuring activities in early 2007, as further discussed under “Recent Developments” above.
Gain on Sale Leaseback
     On October 25, 2006, we, along with our wholly-owned subsidiary Nexus, entered into an agreement with Slough for the sale of our real property located in San Diego, California for a purchase price of approximately $47.6 million. This property, with a net book value of approximately $14.5 million, includes one building totaling approximately 82,500 square feet, the land on which the building is situated, and two adjacent vacant lots. As part of the sale transaction, we agreed to lease back the building for a period of 15 years. The sale transaction subsequently closed on November 9, 2006.
     In accordance with SFAS 13, Accounting for Leases, we recognized an immediate pre-tax gain on the sale transaction of approximately $3.1 million in the fourth quarter of 2006 and deferred a gain of approximately $29.5 million on the sale of the building. The deferred gain is recognized as an offset to operating expense on a straight-line basis over the 15 year term of the lease at a rate of approximately $2.0 million per year.
Co-promotion Expense and Co-promote Termination Charges
     Co-promotion expense amounted to $37.5 million in 2006 compared to $32.5 million for 2005 and $30.1 million for 2004. As discussed under “Overview” above, in connection with the AVINZA termination and return of co-promote rights agreement with Organon, we agreed to pay Organon 23% of net AVINZA product sales through September 30, 2006 as compensation for promotion of the product during the Transition Period. This compares to co-promote expense in the prior year periods which was based on 30% of net sales, as per the original co-promotion agreement, determined using the sell-in method of revenue recognition.
     Co-promotion expense recognized through the nine months ended September 30, 2006 also includes $10.0 million which represents the accrual of a $10.0 million payment we agreed to make to Organon, provided that Organon achieved its required level of sales calls during the Transition Period. We paid Organon the $10.0 million in January 2007. This payment represents an approximation of the fair value of the service element under the agreement during the Transition Period (when the provision to pay 23% of AVINZA net sales is also considered) and, therefore, was recognized as an additional component of the Organon co-promotion expense ratably over the Transition Period.
     Co-promotion expense for the fourth quarter of 2006 was $3.8 million determined under the terms of our Sales Call Agreement with King. As further discussed under “Recent Developments” above, King agreed to perform certain minimum monthly product details (i.e. sales calls), which commenced effective October 1, 2006.
     Co-promote termination charges in 2006 were $131.1 million. This expense includes a $37.8 million payment made to Organon in October 2006, and the fair value of subsequent quarterly payments, estimated at approximately $95.2 million as of January 1, 2006, that we agreed to make to Organon based on net product sales of AVINZA, through November 2017. The co-promote termination charge for 2006 also includes expense of approximately $14.2 million recorded throughout the year to reflect the fair value of the liability as of December 31, 2006. The full year expense is net of a credit recorded in the fourth quarter of 2006, resulting from a reduction in the liability of approximately $15.7 million, based on our updated estimate as of December 31, 2006 of future AVINZA sales.

     On February 26, 2007, we closed the AVINZA sale transaction pursuant to which King acquired all of our rights in and to AVINZA. King also assumed our co-promote termination obligation to make payments to Organon based on net sales of AVINZA. As Organon has not consented to the legal assignment of the co-promote termination obligation from us to King, we remain liable to Organon in the event of King’s default of this obligation.
Other Expenses, Net
     Other expenses, net were $5.5 million for 2006 compared to $9.6 million for 2005 and $7.2 million for 2004.
     Interest income increased to $3.8 million for 2006 compared to $1.9 million for 2005 and $1.1 million for 2004. The increase in 2006 is primarily due to higher cash balances during the fourth quarter of 2006 following the sale of our oncology product line to Eisai in October 2006 and the sale and leaseback of our corporate headquarters in November 2006.
     Interest expense decreased to $10.6 million for 2006 compared to $12.2 million for 2005 and $12.0 million for 2004. Interest expense in 2006, 2005, and 2004 primarily represents interest on the $155.3 million of 6% convertible subordinated notes that we issued in November 2002. The lower interest expense on the 6% Convertible Subordinated Notes for 2006 is due to the conversion of such notes during 2006 as discussed further under “Recent Developments.” As all such notes had converted as of December 31, 2006, interest expense for 2007 is expected to be substantially lower than 2006.
     Other, net reflects income of $1.3 million in 2006 compared to $0.7 million in 2005 and $3.7 million in 2004. In September 2004, we agreed to vote our shares of X-Ceptor in favor of the acquisition of X-Ceptor by Exelixis Inc. (“Exelixis”). Exelixis’ acquisition of X-Ceptor was subsequently completed in October 2004 and in connection therewith, Ligand received shares of Exelixis common stock. Such shares were subject to certain trading restrictions for two years. Additionally, approximately 21% of the shares were placed in escrow for up to one year to satisfy indemnification and other obligations. We recorded a net gain on the transaction in the fourth quarter of 2004 of approximately $3.7 million, based on the fair market value of the consideration received. During 2005, the shares were released from escrow and the Company recognized a gain of $0.9 million. During 2005, the Company sold approximately 247,000 shares for net proceeds of $1.9 million. During 2006, the Company sold the remaining shares for net proceeds of $3.9 million. The Company recognized a gain of $1.2 million in 2006 and a loss of $0.2 million in 2005 on these sales, which are included in other income (expense).
Income Taxes
     We had losses from continuing operations and income from discontinued operations for 2006. In accordance with SFAS No. 109, Accounting for Income Taxes, the income tax benefit generated by the loss from continuing operations in 2006 was $38.4 million. This income tax benefit captures the deemed use of losses from continuing operations used to offset the income and gain from our Oncology Product Line that was sold in 2006.
     Net income tax expense combining both continuing and discontinued operations was $0.7 million for 2006. This expense reflects the net tax due on taxable income for 2006 that was not fully offset by net operating loss and research and development credit carryforwards due to federal and state alternative minimum tax requirements. There was no income tax expense for 2005. Income tax expense was $0.2 million for 2004.
     Net operating loss carryforwards for federal and state income tax purposes of $405.5 million and $165.4 million, respectively, are available to be utilized against future taxable income. The net operating losses begin to expire in 2007. We also have $16.4 million of federal research and development credit carryforwards that begin to expire in 2007 and $10.0 million of California research and development credits that have no expiration date. Due to the uncertainty of future taxable income, deferred tax assets resulting from these net operating loss and research and development credit carryforwards have been fully reserved.
     Pursuant to Internal Revenue Code Sections 382 and 383, use of net operating loss and credit carryforwards may be limited if there were changes in ownership of more than 50%. We completed a Section 382 study for Ligand, excluding Glycomed and Seragen, and have determined that Ligand had an ownership change in September 2005. As a result of this ownership change, utilization of Ligand’s net operating losses and credits are subject to limitations under Internal Revenue Code Sections 382 and 383. The information necessary to determine if an ownership change related to Glycomed and Seragen occurred prior to their acquisition by Ligand is not currently available. Accordingly, such tax net operating loss and credit carryforwards are not reflected in our deferred tax assets. If information becomes available in the future to substantiate the amount of these NOLs and credits, we will record the deferred tax assets at such time. Future changes in ownership could result in additional limitations on the utilization of our net operating losses and tax credits under Internal Revenue Code Sections 382 and 383.
     Our research and development tax credits pertain to federal and California jurisdictions. These jurisdictions require that we maintain documentation and support. We recently completed a formal study and believe that we maintain sufficient documentation to support the amounts of the research and development tax credits.
Discontinued Operations
     On September 7, 2006, we and Eisai entered into the “Oncology Purchase Agreement” pursuant to which Eisai agreed to acquire all of our worldwide rights in and to our oncology products, including, among other things, all related inventory, equipment, records and intellectual property, and assume certain liabilities (the “Oncology Product Line”) as set forth in the Oncology Purchase Agreement. The Oncology Product Line included our four marketed oncology drugs: ONTAK, Targretin capsules, Targretin gel and Panretin gel. Pursuant to the Oncology Purchase Agreement, at closing on October 25, 2006, we received approximately $185.0 million in net cash proceeds, which is net of $20.0 million that was funded into an escrow account to support any indemnification claims made by Eisai following the closing of the sale. Eisai also assumed certain liabilities. Of the escrowed amounts not required for claims to Eisai, 50% of the then existing amount will be released on April 25, 2007 with the remaining available balance to be released on October 25, 2007. We also recorded approximately $1.7 million in transaction fees and costs associated with the sale that are not reflected in net cash proceeds. We recorded a pre-tax gain on the sale of $135.8 million in the fourth quarter of 2006.
     Income from discontinued operations before income taxes was $7.5 million in 2006 compared to losses from discontinued operations before income taxes of $4.9 million and $22.3 million, respectively, in 2005 and 2004 respectively. The following table summarizes results from discontinued operations for 2006, 2005 and 2004 included in the consolidated statements of operations (in thousands):

	Years Ended December 31,
	2006	2005	2004
Product sales	$47,512	$53,288	$50,865
Collaborative research and development and other revenues	208	310	535

Total revenues	47,720	53,598	51,400

Operating costs and expenses:
Cost of products sold	13,410	16,757	21,540
Research and development	12,895	22,979	32,484
Selling, general and administrative	13,891	18,488	19,367

Total operating costs and expenses	40,196	58,224	73,391

Income (loss) from operations	7,524	(4,626)	(21,991)
Interest expense	(51)	(244)	(332)

Income (loss) before income taxes	$7,473	$(4,870)	$(22,323)

     Product sales were $47.5 million in 2006 compared to $53.3 million and $50.9 million, respectively, for 2005 and 2004. The decrease in product sales in 2006 compared to 2005 is primarily due to the sale of the Oncology Product Line effective October 25, 2006. The increase in product sales in 2005 compared to 2004 is primarily due to increases in sales of Targretin capsules from increased demand and the effect of price increases. These increases are partially offset by lower net product sales of ONTAK due to lower demand.
     Total operating costs and expenses were $40.2 million in 2006 compared to $58.2 million and $73.4 million, respectively, for 2005 and 2004. The decrease in 2006 compared to 2005 is primarily due to the sale of the Oncology Product Line effective October 25, 2006.
     The decrease in cost of products sold in 2005 compared to 2004 is due primarily to lower costs of ONTAK in connection with lower ONTAK demand. Additionally, cost of products sold in 2004 reflects a charge to royalty expense in the amount of $3.0 million for deferred royalties at the end of the contracted royalty period for which we did not have offset rights. Under the sell through revenue recognition method, royalties paid based on unit shipments to wholesalers were deferred and recognized as royalty expense as those units were sold through and recognized as revenue. Royalties paid to technology partners were deferred as we had the right to offset royalties paid for product that were later returned against subsequent royalty obligations. Royalties for which we did have the right to offset, however, (for example, at the end of the contracted royalty period) were expensed in the period the royalty obligation became due.
     The decrease in 2005 operating expenses compared to 2004 is primarily due to decreased research expenses across several Oncology research programs, decreased development expenses for existing Oncology product support (primarily a reduced level of spending on Phase III clinical trials for Targretin capsules in non-small cell lung cancer (“NSCLC”)), and lower promotion expenses for the Oncology products compared to the prior year period.
     The net losses from discontinued operations for 2005 and 2004 reflect the significant development costs incurred on the NSCLC trials for Targretin capsules which concluded in 2005.
Liquidity and Capital Resources
     We have financed our operations through private and public offerings of our equity securities, collaborative research and development and other revenues, issuance of convertible notes, product sales, capital and operating lease transactions, accounts receivable factoring and equipment financing arrangements and investment income.
     Working capital was $64.7 million at December 31, 2006 compared to a deficit of $102.2 million at December 31, 2005. Cash, cash equivalents, short-term investments, and restricted cash and investments totaled $212.5 million at December 31, 2006 compared to $88.8 million at December 31, 2005. We primarily invest our cash in United States government and investment grade corporate debt securities. Restricted cash and investments at December 31, 2006 consist of certificates of deposit held with a financial institution as collateral under asset financing and third-party service provider arrangements, and funds held in an escrow account with a financial institution to be used to repay a loan due to King. We repaid the loan plus interest on January 8, 2007.
Operating Activities
     Operating activities used cash of $138.5 million in 2006 and provided cash of $8.4 million in 2005 and $5.8 million in 2004. The use of cash in 2006 reflects a net loss of $31.7 million, adjusted by $24.1 million in items to reconcile the net loss to net cash used in operations. These reconciling items include the gain on the sale of our oncology product line of $135.8 million and the gain on the sale leaseback of our corporate headquarters of $3.1 million, partially offset by non-cash co-promote termination expense of $93.3 million, depreciation and amortization of assets of $16.2 million, and the recognition of $5.3 million of stock-based compensation expense in connection with the adoption of SFAS 123(R), restricted stock grants to employees and option grants to non-employees.
     The use of cash for 2006 is further impacted by changes in operating assets and liabilities due primarily to decreases in deferred revenue, net of $72.6 million, and accounts payable and accrued liabilities of $27.6 million partially offset by decreases in accounts receivable, net of $9.4 million; inventories of $1.6 million; and other current assets of $6.6 million. The decreases in deferred revenue and accounts receivable are primarily due to a reduction in shipments of AVINZA starting in September 2006. The AVINZA Purchase Agreement with King provided for a reduction in the purchase price to the extent that product inventories in the wholesale and retail distribution channels were in excess of specified amounts. Accordingly, we reduced shipments of AVINZA starting in September 2006. The decrease in accounts payable and accrued liabilities is primarily due to the payment of accrued fees for co-promotion services to Organon during and following the co-promote transition period which terminated effective September 30, 2006, and lower headcount costs and operational expenses following the sale of our Oncology Product Line to Eisai in October 2006.
     Cash provided by operating activities in 2005 of $8.4 million reflects a net loss of $36.4 million, non-cash adjustments to operating activities of $18.1 million (primarily the amortization of long-term assets of $18.7 million), and changes in operating assets and liabilities that comprise a net cash inflow of $26.6 million. Changes in operating assets and liabilities provided cash of $26.6 million in 2005 primarily due to increases in accounts payable and accrued liabilities of $13.7 million, deferred revenue of $4.7 million, decreases in accounts receivable, net of $9.9 million, and decreases in other current assets of $2.0 million, partially offset by an increase in inventories of $3.4 million.
     Cash provided by operating activities in 2004 of $5.8 million reflects a net loss of $45.1 million, non-cash adjustments to operating activities of $9.7 million, and changes in operating assets and liabilities that comprise a net cash inflow of $41.2 million. The non-cash operating items include the amortization of long-term assets of $15.3 million, partially offset by the gain on sale of an equity investment of $3.7 million and a non-cash development milestone of $2.0 million. Changes in operating assets and liabilities provided cash of $41.2 million in 2004 primarily due to increases in deferred revenue of $47.9 million, and accounts payable and accrued liabilities of $9.8 million, partially offset by increases in accounts receivable and inventories of $11.9 million and $3.3 million, respectively.
     Cash used in operating activities of $138.5 million in 2006 includes $38.3 million, net used in discontinued operations. This compares to net cash used in discontinued operations of $6.6 million for 2005 and $10.9 million for 2004.
Investing Activities
     Investing activities provided cash of $196.9 million in 2006, used cash of $33.7 million in 2005, and provided cash of $19.6 million in 2004. Cash provided by investing activities in 2006 includes net proceeds from the sale of our Oncology Product Line of $183.3 million, proceeds from the sale leaseback of our corporate headquarters of $46.9 million, and net proceeds from the sale of short-term investments of $7.2 million. These amounts were partially offset by an increase in restricted cash and investments of $38.8 million, primarily from a requirement to fund $38.6 million of the funds received from the sale of our Oncology Product Line into a restricted account to repay a loan to King in January 2007, and purchases of property and equipment of $1.8 million.
     The use of cash in 2005 reflects $33.0 million of payments for the buy-down of ONTAK royalty payments in connection with the amended royalty agreement entered into in November 2004 between the Company and Lilly, and $2.6 million of purchases of property and equipment. The use of cash in 2005 was partially offset by net proceeds from the sale of short-term investments of $1.9 million.
     Cash provided by investing activities in 2004 reflects net proceeds of $14.1 million from the sale of short-term investments and $9.2 million from the maturing of restricted investments which were used to pay interest on our 6% convertible subordinated notes. The use of cash for investing activities in 2004 reflects $3.6 million for purchases of property and equipment.
     Cash provided by investing activities of $196.8 million in 2006 includes $183.3 million provided by discontinued operations from the sale of the Oncology Product Line. Cash used in investing activities of $33.7 million in 2005 includes $33.0 used in discontinued operations for the buy-down of the ONTAK royalty payments. None of the cash provided by investing activities of $19.6 million in 2004 relates to discontinued operations.
Financing Activities
     Financing activities provided cash of $33.3 million in 2006, used cash of $0.2 million in 2005, and provided cash of $7.9 million in 2004. Cash provided by financing activities in 2006 includes proceeds of $37.8 million from a note issued to King in connection with the AVINZA Purchase Agreement and proceeds from the exercise of employee stock options and stock purchases of $9.1 million, partially offset by the repayment of the mortgage note payable due on our corporate headquarters of $11.8 million in connection with the sale of that building in November 2006, and net payments under equipment financing arrangements of $1.5 million.
     Cash used in financing activities in 2005 reflects repayment of long-term debt and net payments under equipment financing arrangements of $0.3 million and $0.8 million, respectively, partially offset by net proceeds from the exercise of employee stock options and stock purchases under our employee stock purchase plan of $0.9 million.
     Cash provided by financing activities in 2004 includes net proceeds of $6.6 million from the exercise of employee stock options and stock purchases under our employee stock purchase plan and $1.8 million of net proceeds received under equipment financing arrangements.
     Cash provided by financing activities of $33.3 million in 2006 includes $0.2 million used in discontinued operations. This compares to cash used in discontinued operations for financing activities of $0.04 million for 2005 and cash provided by financing activities of discontinued operations of $0.2 million for 2004.
     Certain of our property and equipment is pledged as collateral under various equipment financing arrangements. As of December 31, 2006, $4.3 million was outstanding under such arrangements with $2.2 million classified as current. Our equipment financing arrangements have terms of three to five years with interest ranging from 7.35% to 10.11%.
     The noteholders of our 6% convertible subordinated notes, in the aggregate principal amount of $155.3 million, converted all of the notes into approximately 25.1 million shares of our common stock in 2006. Accrued interest and unamortized debt issue costs related to the converted notes of $0.5 million and $1.4 million, respectively, were recorded as additional paid-in capital.
Other Liquidity and Capital Resource Matters
     In December 2006, following the sale of our Oncology Product Line to Eisai, we entered into a plan to eliminate 63 employee positions. The affected employees were informed of the plan in December 2006 with an effective termination date of January 2, 2007. In connection with the termination plan, we expect to pay severance of approximately $2.4 million and other costs of $0.3 million in the first quarter of 2007.
     On January 31, 2007, we announced an additional restructuring plan calling for the further elimination of approximately 204 positions across all functional areas. This reduction was made in connection with our efforts to refocus the Company, following the sale of our commercial assets, as a smaller, highly focused research and development and royalty-driven biotech company. In connection with the restructuring, we expect to pay severance of approximately $7.5 million and other costs of approximately $1.1 million in 2007.
     Pursuant to the AVINZA Purchase Agreement, at closing in 2007, we received net cash proceeds of approximately $280.4 million, which is a net of $15.0 million that was funded into an escrow account to support any indemnification claims made by King. See further discussion above under “Recent Developments – Sale of AVINZA Product”.
     On March 1, 2007, we entered into an indemnity fund agreement, which established in a trust account with Dorsey & Whitney LLP, counsel to the Company’s independent directors and to the Audit Committee of our Board of Directors, a $10.0 million indemnity fund to support our existing indemnification obligations to continuing and departing directors in connection with the ongoing SEC investigation and related matters.
     We believe our available cash, cash equivalents, short-term investments and existing sources of funding will be sufficient to satisfy our anticipated operating and capital requirements through at least the next 12 months. Our future operating and capital requirements will depend on many factors including: the pace of scientific progress in our research and development programs; the magnitude of these programs; the scope and results of preclinical testing and clinical trials; the time and costs involved in obtaining regulatory approvals; the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims; competing technological and market developments; and the efforts of our collaborators. We will also consider additional equipment financing arrangements similar to arrangements currently in place.
     We have never declared or paid any cash dividends on our capital stock. We have previously announced that the Board is considering a special cash dividend in connection with our recent asset sales, but no decision has yet been made regarding such dividend. Aside from the consideration of this special one-time dividend, we do not intend to pay any cash dividends in the foreseeable future. We currently intend to retain future earnings, if any, to finance future growth.
Leases and Off-Balance Sheet Arrangements
     We lease certain of our office and research facilities under operating lease arrangements with varying terms through November 2021. The agreements provide for increases in annual rents based on changes in the Consumer Price Index or fixed percentage increases ranging from 3% to 7%.
Contractual Obligations
     As of December 31, 2006, future minimum payments due under our contractual obligations are as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years

Capital lease obligations (1)	$4,773	$2,459	$2,220	$94	$—
Operating lease obligations	72,548	5,227	10,061	10,569	46,691
Loan payable to King Pharmaceuticals (2)	38,633	38,633	—	—	—
Co-promote termination liability (3)	194,980	13,307	29,157	36,472	116,044
Retention bonus obligation	2,654	2,654	—	—	—
Severance obligation	2,061	2,061	—	—	—
Distribution service agreements	4,818	4,818	—	—	—
Consulting agreements	1,270	1,270	—	—	—
Manufacturing agreements (4)	12,600	5,400	4,800	2,400	—

Total contractual obligations	$334,337	$75,829	$46,238	$49,535	$162,735

(1) Includes interest payments as follows:	$449	$291	$155	$3	$—

(2) Includes interest payments as follows:	883	883	—	—	—

(3) Includes accretion of interest as follows:	101,652	1,128	7,520	15,984	77,020
(4)     Our AVINZA manufacturing agreement with Elan, with future minimum payments of $3.2 million as of December 31, 2006, was subsequently assumed by King in connection with the sale of our AVINZA product line to King in February 2007. As further discussed below, our second source AVINZA supply agreement with Cardinal was not assumed by King.
     As of December 31, 2006, we have net open purchase orders (defined as total open purchase orders at year end less any accruals or invoices charged to or amounts paid against such purchase orders) totaling approximately $13.3 million. For the twelve months ended December 31, 2007, we plan to spend approximately $0.6 million on capital expenditures.
     In January 2006, we signed an agreement with Organon that terminated the AVINZA co-promotion agreement between the two companies and returned AVINZA co-promotion rights to Ligand. After termination, we agreed to make quarterly royalty payments to Organon equal to 6.5% of AVINZA net sales through December 31, 2012 and thereafter 6.0% through patent expiration, currently anticipated to be November 2017. In connection with the AVINZA Purchase Agreement, King assumed our outstanding obligations to Organon. As Organon has not consented to the legal assignment of the co-promote termination obligation for royalties from us to King, we remain liable to Organon in the event of King’s default of this obligation.

     In connection with the AVINZA Purchase Agreement discussed under “Overview”, King committed to loan to us, at our option, $37.8 million (the “Loan”) to be used to pay our co-promote termination obligation to Organon due October 15, 2006. This loan was drawn, and the $37.8 million co-promote liability settled, in October 2006. Amounts due under the loan were subject to certain market terms, including a 9.5% interest rate. In addition, and as a condition of the $37.8 million loan received from King, $38.6 million of the funds received from Eisai for the sale of our Oncology Product Line was deposited into a restricted account to be used to repay the loan to King, plus interest. We repaid the loan plus interest in January 2007.
     In May 2006, Ligand and Cardinal Health PTS, LLC (“Cardinal”) entered into the First Amendment to the Manufacturing and Packaging Agreement for the manufacturing of AVINZA. The amendment principally adjusted certain contract dates, near-term minimum commitments and contract prices. Under the terms of the amended agreement, we committed to minimum annual purchases ranging from $0.8 million to $1.2 million for 2006; $2.2 million to $3.3 million for 2007; and $2.4 million to $3.6 million for 2008 through 2010. As part of the closing of the AVINZA sale transaction, we and King agreed that the Cardinal agreement would not be assigned or transferred to King and that we would be responsible for winding down the contract and any resulting liabilities.
     In March 2006, we entered into letter agreements with approximately 67 of our key employees, including a number of our executive officers. In September 2006, we entered into letter agreements with ten additional key employees and modified existing agreements with two employees. These letter agreements provided for certain retention or stay bonus payments to be paid in cash under specified circumstances as an additional incentive to remain employed in good standing with the Company through December 31, 2006. The Compensation Committee of the Board of Directors approved the Company’s entry into these Agreements. In accordance with SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, the cost of the plan was ratably accrued over the term of the agreements. We recognized approximately $3.3 million of expense under the plan in 2006.
     On January 15, 2007, we announced that John L. Higgins had joined the Company as Chief Executive Officer and President. Mr. Higgins succeeded Henry F. Blissenbach, who continues as Chairman of the Board of Directors. We agreed to pay Mr. Higgins an annual salary of $400,000, with his employment commencing as of January 10, 2007. In addition, Mr. Higgins has a performance bonus opportunity with a target of 50% of his salary, up to a maximum of 75%, and received a restricted stock grant of 150,000 shares of our common stock vesting over two years. We also provided Mr. Higgins with a lump-sum relocation benefit of $100,000. Mr. Higgins’ employment agreement provides for severance payments and benefits in the event that employment is terminated under various scenarios, such as a change in control of the Company.
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
Revenue Recognition
     Through December 31, 2006, we generated revenue from product sales, collaborative research and development arrangements, and other activities such as distribution agreements, royalties, and sales of technology rights. Our collaborative arrangements and distribution agreements may include multiple elements within a single contract. Each element of the contract is separately negotiated. Payments received may include non-refundable fees at the inception of the contract for technology rights under collaborative arrangements or product rights under distribution agreements, fully burdened funding for services performed during the research phase of collaborative arrangements, milestone payments for specific achievements designated in the collaborative or distribution agreements, royalties on sales of products resulting from collaborative arrangements, and payments for the supply of products under distribution agreements.

     We recognize product revenue in accordance with SAB 104 and SFAS 48 – “Revenue Recognition When Right of Return Exists”. SAB 104 states that revenue should not be recognized until it is realized or realizable and earned. Revenue is realized or realizable and earned when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller’s price to the buyer is fixed and determinable; and (4) collectibility is reasonably assured. SFAS 48 states that revenue from sales transactions where the buyer has the right to return the product shall be recognized at the time of sale only if (1) the seller’s price to the buyer is substantially fixed or determinable at the date of sale, (2) the buyer has paid the seller, or the buyer is obligated to pay the seller and the obligation is not contingent on resale of the product, (3) the buyer’s obligation to the seller would not be changed in the event of theft or physical destruction or damage of the product, (4) the buyer acquiring the product for resale has economic substance apart from that provided by the seller, (5) the seller does not have significant obligations for future performance to directly bring about resale of the product by the buyer, and (6) the amount of future returns can be reasonably estimated.
Net Product Sales
     Our AVINZA net product sales are determined on a sell-through basis whereby we do not recognize revenue upon shipment of product to the wholesaler. For these product sales, we invoice the wholesaler, record deferred revenue at gross invoice sales price less estimated cash discounts, rebates and chargebacks, and classify the inventory held by the wholesaler as “deferred cost of goods sold” within “Other current assets.” At that point, we make an estimate of units that may be returned and record a reserve for those units against the “deferred cost of goods sold” account. We recognize revenue when such inventory is sold through (as defined hereafter), on a first-in first-out (FIFO) basis. Sell through for AVINZA is considered to be at the prescription level or at the point of patient consumption for channels with no prescription requirements.
     Additionally under the sell-through method, royalties paid based on unit shipments to wholesalers are deferred and recognized as royalty expense as those units are sold through and recognized as revenue. Royalties paid to technology partners are deferred as we have the right to offset royalties paid for product that are later returned against subsequent royalty obligations. Royalties for which we do not have the ability to offset (for example, at the end of the contractual royalty period) are expensed in the period the royalty obligation becomes due.
     We estimate sell-through based upon (1) analysis of third-party information, including information obtained from certain wholesalers with respect to their inventory levels and sell-through to customers, and third-party market research data, and (2) our internal product movement information. To assess the reasonableness of third-party demand (i.e. sell-through) information, we prepare separate demand reconciliations based on inventory in the distribution channel. Differences identified through these reconciliations outside an acceptable range are recognized as an adjustment to the third-party reported demand in the period those differences are identified. This adjustment mechanism is designed to identify and correct for any material variances between reported and actual demand over time and other potential anomalies such as inventory shrinkage at wholesalers. Our estimates are subject to the inherent limitations of estimates that rely on third-party data, as certain third-party information is itself in the form of estimates. Our sales and revenue recognition under the sell-through method reflect our estimates of actual product sold through the channel.
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

     The following summarizes the activity in the accrued liability accounts related to allowances for loss on returns, rebates, chargebacks, and other discounts (in thousands):

			Managed
	Losses on		Care
	Returns Due		Rebates and
	to Changes	Medicaid	Other	Charge-	Other
	In Price (1)	Rebates	Rebates	backs	Discounts	Returns	Total
Balance at January 1, 2004	$4,347	$1,692	$426	$178	$517	$2,036	$9,196
Provision	5,018	14,430	5,773	3,962	6,495	3,015	38,693
Payments	—	(11,074)	(4,455)	(3,684)	(7,008)	—	(26,221)
Charges	(3,025)	—	—	—	—	(2,492)	(5,517)

Balance at December 31, 2004	6,340	5,048	1,744	456	4	2,559	16,151
Provision	1,801	18,852	10,592	5,874	—	3,439	40,558
Payments	—	(18,552)	(8,869)	(6,130)	(4)	—	(33,555)
Charges	(4,103)	—	—	—	—	(3,322)	(7,425)

Balance at December 31, 2005	4,038	5,348	3,467	200	—	2,676	15,729
Provision	2,324	4,515	8,131	5,624	—	1,368	21,962
Oncology Transaction Provision (2)	—	363	—	1,913	—	10,020	12,296
Payments	—	(8,820)	(8,037)	(6,457)	—	—	(23,314)
Charges	(5,021)	—	—	—	—	(6,964)	(11,985)

Balance at December 31, 2006	$1,341	$1,406	$3,561	$1,280	$—	$7,100	$14,688

(1)	The provision for losses on returns is net of changes in the allowance for such losses resulting from different actual rates of return on lots of AVINZA that close out compared to the rate of return used to initially estimate the allowance upon an announced price increase.

(2)	The 2006 oncology transaction provision represents additional accruals recorded in connection with the sale of the oncology product line to Eisai on October 25, 2006. We will maintain the obligation for returns of product that were shipped to wholesalers prior to the close of the Eisai transaction on October 25, 2006 and chargebacks and rebates associated with product in the distribution channel as of the closing date. See Note 3 to our consolidated financial statements for additional information.
Sale of Royalty Rights
     Revenue from the sale of royalty rights represents the non-refundable sale to third parties of rights for and exercise of options to acquire future royalties we may earn from the sale of products in development with our collaborative partners. If we have no continuing involvement in the research, development or marketing of these products, sales of royalty rights are recognized as revenue in the period the transaction is consummated or the options are exercised or expired. If we have significant continuing involvement in the research, development or marketing of the product, proceeds received for the sale of royalty rights are accounted for as a financing arrangement in accordance with EITF 88-18, Sales of Future Revenues.
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

Allowance for Return Losses
     Product sales are net of adjustments for losses resulting from price increases we may experience on product returns from our wholesaler customers. Our policy for returns of AVINZA allows customers to return the product six months prior to and six months after expiration. Upon an announced price increase, typically in the quarter prior to when a price increase becomes effective, the Company revalues its estimate of deferred product revenue to be returned to recognize the potential higher credit a wholesaler may take upon product return determined as the difference between the new price and the previous price used to value the allowance. Due to estimates and assumptions inherent in determining the amount of return losses, the actual amount of product returns may be materially different from our estimates. In addition, because of the inherent difficulties of predicting possible changes to the estimates and assumptions used to determine losses to be incurred on returns from price changes due to, among other factors, changes in future prescription levels and wholesaler inventory practices, we are unable to quantify an estimate of the reasonably likely effect of any such changes on our results of operations or financial position. For reference purposes, a 10% to 20% variance to our estimated allowance for return losses as of December 31, 2006 would result in an approximate $0.1 million to $0.3 million adjustment to net product sales.
Medicaid Rebates
     Our products are subject to state government-managed Medicaid programs whereby discounts and rebates are provided to participating state governments. We account for Medicaid rebates by establishing an accrual in an amount equal to our estimate of Medicaid rebate claims. We determine our estimate of the Medicaid rebate accrual primarily based on historical experience regarding Medicaid rebates, as well as current and historical prescription activity provided by external sources, current contract prices and any expected contract changes. We additionally consider any legal interpretations of the applicable laws related to Medicaid and qualifying federal and state government programs and any new information regarding changes in the Medicaid programs’ regulations and guidelines that would impact the amount of the rebates. We adjust the accrual periodically throughout each period to reflect actual experience, expected changes in future prescription volumes and any changes in business circumstances or trends. In addition, because of the inherent difficulties of predicting the impact on our estimates and assumptions of rapidly evolving state Medicaid programs and regulations, we are unable to quantify an estimate of the reasonably likely effect of any such changes on our results of operations or financial position. For reference purposes, a 10% to 20% variance to our estimated allowance for state Medicaid rebates as of December 31, 2006 would result in an approximate $0.1 million to $0.3 million adjustment to net product sales.
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
Managed Health Care Rebates and Other Contract Discounts
     We offer rebates and discounts to managed health care organizations and to other contract counterparties such as hospitals and group purchasing organizations in the U.S. We account for managed health care rebates and other contract discounts by establishing an accrual in an amount equal to our estimate of managed health care rebates and other contract discounts. We determine our estimate of the managed health care rebates and other contract discounts accrual primarily based on historical experience regarding these rebates and discounts and current contract prices. We also consider the current and historical prescription activity provided by external sources, current contract prices and any expected contract changes and adjust the accrual periodically throughout each period to reflect actual experience and any changes in business circumstances or trends. Due to estimates and assumptions inherent in determining the amount of rebates and contract discounts, the actual amount of claims for rebates and discounts may be materially different from our estimates. In addition, because of the inherent difficulties of predicting the impact on our estimates and assumptions of rapidly evolving managed care programs, we are unable to quantify an estimate of the reasonably likely effect of any such changes on our results of operations or financial position. For reference purposes, a 10% to 20% variance to our estimated allowance for managed health care and other contract discounts as of December 31, 2006 would result in an approximate $0.3 million to $0.7 million adjustment to net product sales.
Oncology Product Returns
     In connection with the sale of the oncology product line to Eisai Inc., we retained the obligation for returns of product that were shipped to wholesalers prior to the close of the transaction on October 25, 2006. The accrual for oncology product returns, which was recorded as part of the accounting for the sales transaction, is based on historical experience. Due to the estimates and assumptions inherent in determining the amount of wholesaler returns, we are unable to quantify an estimate of the reasonably likely effect of any such changes on our results of operations or financial position. For reference purposes, a 10% to 20% variance to our estimated allowance for wholesaler returns on the oncology products would result in an approximate $0.6 million to $1.1 million adjustment to the reserve for oncology product returns.
Co-Promote Termination Accounting
     As part of the termination and return of co-promotion rights agreement that we entered into with Organon in January 2006, we agreed to make quarterly payments to Organon, effective for the fourth quarter of 2006, equal to 6.5% of AVINZA net sales through December 31, 2012 and thereafter 6% through patent expiration, currently anticipated to be November 2017. The estimated fair value of the amounts to be paid to Organon after the termination ($95.2 million as of January 2006), based on the future net sales of the product, was recognized as a liability and expensed as a cost of the termination as of the effective date of the agreement, January 2006.
     Although the quarterly payments to Organon are based on net reported AVINZA product sales, such payments do not result in current period expense in the period upon which the payment is based, but instead are charged against the co-promote termination liability. Any changes to our estimates of future net AVINZA product sales, however, result in a change to the liability which is recognized as an increase or decrease to co-promote termination charges in the period such changes are identified. We also recognize additional co-promote termination charges each period to reflect the fair value of the termination liability. On a quarterly basis, management reviews the carrying value of the co-promote termination liability. Due to assumptions and judgments inherent in determining the estimates of future net AVINZA sales through November 2017, the actual amount of net AVINZA sales used to determine the amount actually due Organon for a particular period may be materially different from our current estimates. In addition, because of the inherent difficulties of predicting possible changes to the estimates and assumptions used to determine the estimate of future AVINZA product sales, we are unable to quantify an estimate of the reasonably likely effect of any such changes on our results of operations or financial position. In accordance with the AVINZA Purchase Agreement, King assumed our co-promote termination obligation to make payments to Organon based on net sales of AVINZA. As Organon has not consented to the legal assignment of the co-promote termination obligation from us to King, we remain liable to Organon in the event of King’s default of this obligation.
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
Acquired Technology and Product Rights
     Acquired technology and product rights as of December 31, 2006 represent payments related to our acquisition of license and product rights for AVINZA. In accordance with SFAS 142, these amounts are amortized on a straight line basis since the pattern in which the economic benefit of these assets are consumed (or otherwise used up) cannot be reliably determined. Accordingly, acquired technology and product rights are amortized on a straight-line basis over 15 years, which approximated the remaining patent life at the time the assets were acquired and represents the period estimated to be benefited. Specifically, we are amortizing AVINZA through November 2017, the expiration of its U.S. patent.
Impairment of Long-Lived Assets
     We review long-lived assets, including acquired technology and product rights and property and equipment, during the fourth quarter of each year, or whenever events or circumstances indicate that the carrying amount of the assets may not be fully recoverable. We measure the recoverability of assets to be held and used by comparing the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. If an asset is considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair value. Fair value of our long-lived assets is determined using the expected cash flows discounted at a rate commensurate with the risk involved. Assumptions and estimates used in the evaluation of impairment may affect the carrying value of long-lived assets, which could result in impairment charges in future periods. As of December 31, 2006, we believe that the future cash flows to be received from our long-lived assets will exceed the assets’ carrying value.
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
Stock-Based Compensation
     Effective January 1, 2006, our accounting policy related to stock option accounting changed upon our adoption of SFAS No. 123(R), Share-Based Payment. SFAS 123(R) requires us to expense the fair value of employee stock options and other forms of stock-based compensation. Under the fair value recognition provisions of SFAS 123(R), stock-based compensation cost is estimated at the grant date based on the value of the award and is recognized as expense ratably over the service period of the award. Determining the appropriate fair value model and calculating the fair value of stock-based awards requires judgment, including estimating stock price volatility, the risk-free interest rate, forfeiture rates and the expected life of the equity instrument. Expected volatility utilized in the model is based on the historical volatility of the Company’s stock price and other factors. The risk-free interest rate is derived from the U.S. Treasury yield in effect at the time of the grant. The model incorporates forfeiture assumptions based on an analysis of historical data. The expected life of the 2006 grants is derived in accordance with the safe harbor expected term assumptions under SAB No. 107. We recorded $5.3 million of stock-based compensation in 2006 for awards granted to employees and non-employee directors.
     Prior to January 1, 2006, we accounted for options granted to employees in accordance with APB No. 25, Accounting for Stock Issued to Employees, and related interpretations and followed the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation.” Therefore, prior to the first quarter of 2006, we did not record any compensation cost related to stock-based awards, as all options granted prior to 2006 had an exercise price equal to the market value of the underlying common stock on the date of grant. Periods prior to our first quarter of 2006 were not restated to reflect the fair value method of expensing stock options. The impact of expensing stock awards on our earnings may be significant and is further described in Note 2 to the notes to the consolidated financial statements.

New Accounting Pronouncements
     In November 2005, the Financial Accounting Standards Board (“FASB”) issued Staff Positions (“FSPs”) Nos. FSPs 115-1 and 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, in response to EITF 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“EITF 03-1”). FSPs 115-1 and 124-1 provide guidance regarding the determination as to when an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss. FSPs 115-1 and 124-1 also include accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than temporary-impairments. These requirements are effective for annual reporting periods beginning after December 15, 2005. The adoption of the impairment guidance contained in FSPs 115-1 and 124-1 did not have a material impact on the Company’s consolidated results of operations or financial position.
     In November 2004, the FASB issued SFAS No. 151, Inventory Pricing (“SFAS 151”). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This statement requires that those items be recognized as current-period charges. In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS 151 did not have a material impact on the Company’s consolidated results of operations or financial position.
     In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments (“SFAS 155”) which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”) and SFAS 140, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 140”). Specifically, SFAS 155 amends SFAS 133 to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided the whole instrument is accounted for on a fair value basis. Additionally, SFAS 155 amends SFAS 140 to allow a qualifying special purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 applies to all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006, with early application allowed. The adoption of SFAS 155 is not expected to have a material impact on the Company’s consolidated results of operations or financial position.
     In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets (“SFAS 156”) to simplify accounting for separately recognized servicing assets and servicing liabilities. SFAS 156 amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Additionally, SFAS 156 applies to all separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006, although early adoption is permitted. The adoption of SFAS 156 is not expected to have a material impact on the Company’s consolidated results of operations or financial position.
     In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109. It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. While the analysis of the impact of FIN 48 is not yet complete, the Company does not expect that the adoption of FIN 48 will have a material impact on its consolidated financial statements.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements where fair value has previously been concluded to be the relevant measurement attribute. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company will adopt SFAS 157 in the first interim period of fiscal 2008 and is evaluating the impact, if any, that the adoption of the statement will have on its consolidated results of operations and financial position.
     In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statement No. 87, 88, 106 and 132(R) (“SFAS 158”). Under SFAS 158, companies must recognize a net liability or asset to report the funded status of their defined benefit pension and other postretirement benefit plans (collectively referred to herein as “benefit plans”) on their balance sheets, starting with balance sheets as of December 31, 2006 if they are a calendar year-end public company. SFAS 158 also changed certain disclosures related to benefit plans. The adoption of SFAS 158 did not have a material impact on the Company’s consolidated results of operations or financial position.
     In September 2006, the SEC released Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides guidance on how the effects of prior-year uncorrected financial statement misstatements should be considered in quantifying a current year misstatement. SAB 108 requires registrants to quantify misstatements using both an income statement (rollover) and balance sheet (iron curtain) approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. If prior year errors that had been previously considered immaterial are now considered material based on either approach, no restatement is required as long as management properly applied its previous approach and all relevant facts and circumstances were considered. If prior years are not restated, the cumulative effect adjustment is recorded in opening retained earnings as of the beginning of the fiscal year of adoption. SAB 108 is effective for fiscal years ending on or after November 15, 2006. The adoption of SAB 108 did not have a material impact on the Company’s consolidated results of operations or financial position.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS 159 apply only to entities that elect the fair value option; however, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. The Company will adopt SFAS 159 in the first interim period of fiscal 2008 and is evaluating the impact, if any, that the adoption of this statement will have on its consolidated results of operations and financial position.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
     At December 31, 2006 and 2005, our investment portfolio included fixed-income securities of $13.5 million and $18.5 million, respectively. These securities are subject to interest rate risk and will decline in value if interest rates increase. However, due to the short duration of our investment portfolio, an immediate 10% change in interest rates would have no material impact on our financial condition, results of operations or cash flows. At December 31, 2006 and 2005, we also have certain equipment financing arrangements with variable rates of interest. Due to the relative insignificance of such arrangements, however, an immediate 10% change in interest rates would have no material impact on our financial condition, results of operations, or cash flows. Declines in interest rates over time will, however, reduce our interest income, while increases in interest rates over time will increase our interest expense.
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

Item 8. Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Ligand Pharmaceuticals Incorporated
San Diego, California
We have audited the accompanying consolidated balance sheets of Ligand Pharmaceuticals Incorporated and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity (deficit) and comprehensive loss, and cash flows for each of the years in the three year period ended December 31, 2006. We have also audited the schedule listed in the accompanying Item 15. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.
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
In our opinion, the consolidated financial statements and schedule referred to above present fairly, in all material respects, the consolidated financial position of Ligand Pharmaceuticals Incorporated and subsidiaries as of December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the years in the three year period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 2 to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R (“SFAS No. 123R”) “Share-Based Payment,” which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Ligand Pharmaceuticals Incorporated’s internal control over financial reporting as of December 31, 2006, based on criteria established in The Internal Control– Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2007 expressed an unqualified opinion thereon.
/s/ BDO Seidman, LLP
Costa Mesa, California
March 14, 2007

LIGAND PHARMACEUTICALS INCORPORATED
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$158,401	$66,756
Short-term investments	13,447	20,174
Restricted cash	38,814	—
Accounts receivable, net	11,521	20,954
Current portion of inventories, net	3,856	9,333
Other current assets	9,518	15,750

Total current assets	235,557	132,967
Restricted investments	1,826	1,826
Long-term portion of inventories, net	—	5,869
Property and equipment, net	5,551	22,483
Acquired technology, product rights and royalty buy-down, net	83,083	146,770
Other assets	36	4,704

Total assets	$326,053	$314,619

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$12,259	$15,360
Accrued liabilities	46,509	59,587
Current portion of deferred revenue, net	57,981	157,519
Current portion of deferred gain	1,964	—
Current portion of co-promote termination liability	12,179	—
Current portion of equipment financing obligations	2,168	2,401
Current portion of debt	37,750	344

Total current liabilities	170,810	235,211
Long-term debt	—	166,745
Long-term portion of co-promote termination liability	81,149	—
Long-term portion of equipment financing obligations	2,156	3,430
Long-term portion of deferred revenue, net	2,546	4,202
Long-term portion of deferred gain	27,220	—
Other long-term liabilities	2,475	3,105

Total liabilities	286,356	412,693

Commitments and contingencies
Common stock subject to conditional redemption; 997,568 shares issued and outstanding at December 31, 2006 and 2005, respectively	12,345	12,345

Stockholders’ equity (deficit):
Convertible preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 99,553,504 and 73,136,340 shares issued at December 31, 2006 and 2005, respectively	100	73
Additional paid-in capital	891,446	720,988
Accumulated other comprehensive (loss) income	(481)	490
Accumulated deficit	(862,802)	(831,059)

	28,263	(109,508)
Treasury stock, at cost; 73,842 shares	(911)	(911)

Total stockholders’ equity (deficit)	27,352	(110,419)

	$326,053	$314,619

See accompanying notes to these consolidated financial statements.

LIGAND PHARMACEUTICALS INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share data)

	Years Ended December 31,
	2006	2005	2004
Revenues:
Product sales	$136,983	$112,793	$69,470
Sale of royalty rights, net	—	—	31,342
Collaborative research and development and other revenues	3,977	10,217	11,300

Total revenues	140,960	123,010	112,112

Operating costs and expenses:
Cost of products sold	22,642	23,090	18,264
Research and development	41,926	33,096	32,720
Selling, general and administrative	79,748	56,168	46,431
Co-promotion	37,455	32,501	30,077
Co-promote termination charges	131,078	—	—

Total operating costs and expenses	312,849	144,855	127,492
Gain on sale leaseback	3,119	—	—

Loss from operations	(168,770)	(21,845)	(15,380)

Other income (expense):
Interest income	3,780	1,890	1,096
Interest expense	(10,614)	(12,214)	(12,006)
Other, net	1,331	699	3,705

Total other expense, net	(5,503)	(9,625)	(7,205)

Loss before income taxes	(174,273)	(31,470)	(22,585)
Income tax benefit (expense)	38,414	—	(179)

Loss from continuing operations	(135,859)	(31,470)	(22,764)

Discontinued operations:
Income (loss) from discontinued operations before income taxes	7,473	(4,870)	(22,323)
Gain on sale of Oncology Product Line before income taxes	135,778	—	—
Income tax expense on discontinued operations	(39,135)	(59)	(54)

Discontinued operations	104,116	(4,929)	(22,377)

Net loss	$(31,743)	$(36,399)	$(45,141)

Basic and diluted per share amounts:
Loss from continuing operations	$(1.69)	$(0.43)	$(0.31)
Discontinued operations	1.30	(0.06)	(0.30)

Net loss	$(0.39)	$(0.49)	$(0.61)

Weighted average number of common shares	80,618,528	74,019,501	73,692,987

See accompanying notes to these consolidated financial statements.

LIGAND PHARMACEUTICALS INCORPORATED
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) AND COMPREHENSIVE LOSS
(in thousands, except share data)

				Accumulated
			Additional	other				Total
	Common stock		paid-in	comprehensive	Accumulated	Treasury stock		stockholders’	Comprehensive
	Shares	Amount	capital	income (loss)	deficit	Shares	Amount	equity (deficit)	loss
Balance at January 1, 2004	72,085,399	$72	$712,870	$(66)	$(749,519)	(73,842)	$(911)	$(37,554)
Issuance of common stock	885,271	1	6,618	—	—	—	—	6,619
Effect of common stock redemption	—	—	294	—	—	—	—	294
Income tax benefits of stock option deductions	—	—	81	—	—	—	—	81
Unrealized net gains on available-for-sale securities	—	—	—	282	—	—	—	282	$282
Stock-based compensation	—	—	89	—	—	—	—	89
Foreign currency translation adjustments	—	—	—	13	—	—	—	13	13
Net loss	—	—	—	—	(45,141)	—	—	(45,141)	(45,141)

Balance at December 31, 2004	72,970,670	73	719,952	229	(794,660)	(73,842)	(911)	(75,317)	$(44,846)

Issuance of common stock	165,670	—	930	—	—	—	—	930
Unrealized net gains on available-for-sale securities	—	—	—	184	—	—	—	184	$184
Reclassification adjustment for losses on sales of available-for-sale securities	—	—	—	261	—	—	—	261	261
Stock-based compensation	—	—	106	—	—	—	—	106
Foreign currency translation adjustments	—	—	—	(184)	—	—	—	(184)	(184)
Net loss	—	—	—	—	(36,399)	—	—	(36,399)	(36,399)

Balance at December 31, 2005	73,136,340	73	720,988	490	(831,059)	(73,842)	(911)	(110,419)	$(36,138)

Issuance of common stock upon exercise of stock options and restricted stock grants	1,268,159	2	10,820	—	—	—	—	10,822
Issuance of common stock on conversion of debt	25,149,005	25	154,300	—	—	—	—	154,325
Unrealized net gains on available-for-sale securities	—	—	—	281	—	—	—	281	$281
Reclassification adjustment for gains on sales of available-for-sale securities	—	—	—	(1,029)	—	—	—	(1,029)	(1,029)
Stock-based compensation	—	—	5,338	—	—	—	—	5,338
Foreign currency translation adjustments	—	—	—	(223)	—	—	—	(223)	(223)
Net loss	—	—	—	—	(31,743)	—	—	(31,743)	(31,743)

Balance at December 31, 2006	99,553,504	$100	$891,446	$(481)	$(862,802)	(73,842)	$(911)	$27,352	$(32,714)

See accompanying notes to these consolidated financial statements.

LIGAND PHARMACEUTICALS INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2006	2005	2004
Operating activities
Net loss	$(31,743)	$(36,399)	$(45,141)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Gain on sale of Oncology Product Line	(135,778)	—	—
Gain on sale leaseback	(3,119)	—	—
Accretion of deferred gain on sale leaseback	(278)	—	—
Amortization of acquired technology and royalty and license rights	12,154	13,945	10,946
Depreciation and amortization of property and equipment	3,227	3,724	3,355
Non-cash development milestone	—	—	(1,956)
Amortization of debt discount and issuance costs	836	1,038	974
Loss on asset write-offs	998	—	—
Gain on sale of investment	(1,205)	(713)	—
Gain on sale of equity investment	—	—	(3,705)
Stock-based compensation	5,338	106	89
Non-cash co-promote termination expense	93,328	—	—
Non-cash interest expense	561	—	—
Other	(179)	29	—
Changes in operating assets and liabilities:
Accounts receivable, net	9,433	9,893	(11,946)
Inventories, net	1,584	(3,430)	(3,292)
Other current assets	6,581	1,963	(1,352)
Accounts payable and accrued liabilities	(27,640)	13,687	9,753
Other liabilities	—	(159)	156
Deferred revenue, net	(72,619)	4,681	47,873

Net cash provided by (used in) operating activities	(138,521)	8,365	5,754

Investing activities
Proceeds from sale of Oncology Product Line	183,332	—	—
Proceeds from sale of building	46,886	—	—
Purchases of short-term investments	(18,383)	(29,456)	(26,322)
Proceeds from sale of short-term investments	25,554	31,323	40,464
Decrease (increase) in restricted cash and investments	(38,814)	(170)	9,204
Purchases of property and equipment	(1,783)	(2,596)	(3,604)
Payment to buy-down ONTAK royalty obligation	—	(33,000)	—
Other, net	73	181	(131)

Net cash provided by (used in) investing activities	196,865	(33,718)	19,611

Financing activities
Proceeds from note payable to King	37,750	—	—
Principal payments on equipment financing obligations	(2,537)	(2,795)	(2,650)
Proceeds from equipment financing arrangements	1,030	2,019	4,429
Net proceeds from issuance of common stock	9,050	930	6,619
Decrease in other long-term liabilities	(153)	(35)	(189)
Repayment of long-term debt	(11,839)	(320)	(294)

Net cash provided by (used in) financing activities	33,301	(201)	7,915

Net increase (decrease) in cash and cash equivalents	91,645	(25,554)	33,280
Cash and cash equivalents at beginning of year	66,756	92,310	59,030

Cash and cash equivalents at end of year	$158,401	$66,756	$92,310

Supplemental disclosure of cash flow information
Interest paid	$9,792	$11,421	$10,468
Supplemental schedule of non-cash investing and financing activities
Receipt and retirement of common stock in settlement of Pfizer development milestone	—	—	1,956
Receipt of Exelixis, Inc. common stock upon sale of equity investment in X- Ceptor	—	—	3,908
Conversion of 6% convertible subordinated notes into common stock:
Conversion of principal amount of convertible notes	155,250	—	—
Conversion of unamortized debt issue costs	(1,357)	—	—
Conversion of unpaid accrued interest	(454)	—	—
Employee stock option exercises	1,770	—	—
See accompanying notes to these consolidated financial statements.

LIGAND PHARMACEUTICALS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. The Company and Its Business
     Ligand Pharmaceuticals Incorporated, a Delaware corporation (the “Company” or “Ligand”), is an early-stage biotech company that focuses on discovering and developing new drugs that address critical unmet medical needs in the areas of thrombocytopenia, cancer, hepatitis C, hormone-related diseases, osteoporosis and inflammatory diseases. Ligand strives to develop drugs that are more effective and/or safer than existing therapies, that are more convenient and that are cost effective The consolidated financial statements include the Company’s wholly owned subsidiaries, Ligand Pharmaceuticals International, Inc., Ligand Pharmaceuticals (Canada) Incorporated, Seragen, Inc. (“Seragen”) and Nexus Equity VI LLC (“Nexus”).
     As further discussed in Note 3, the Company sold its oncology product line (“Oncology”) on October 25, 2006. The operating results for Oncology have been presented in the accompanying consolidated financial statements as “Discontinued Operations”. Additionally, as discussed in Note 24, on September 7, 2006, the Company announced plans to sell its AVINZA product line, subject to stockholder approval to King Pharmaceuticals Inc. (“King”). AVINZA is a product for the relief of chronic, moderate to severe pain which was launched in June 2002. Due to the uncertainty surrounding stockholder approval as of December 31, 2006, the operating results for the AVINZA product line do not qualify for discontinued operations (held for sale) presentation and therefore are presented in the accompanying consolidated financial statements as continuing operations. Stockholder approval was obtained on February 12, 2007 and the sales transaction with King subsequently closed on February 26, 2007. Furthermore, as discussed in Note 21, the Company, along with its wholly-owned subsidiary Nexus, entered into an agreement with Slough Estates USA, Inc. (“Slough”) for the sale of the Company’s real property located in San Diego, California. The transaction closed in November 2006 and includes an agreement between the Company and Slough for the Company to leaseback the building for a period of 15 years. In connection with the sale transaction, on November 6, 2006, the Company paid off the existing mortgage on the building of approximately $11.6 million.
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
     The Company faces risks common to companies whose products are in various stages of development. These risks include, among others, the Company’s need for additional financing to complete its research and development programs and commercialize its technologies. The Company has incurred significant losses since its inception. At December 31, 2006, the Company’s accumulated deficit was $862.8 million. The Company expects to continue to incur substantial research and development expenses.
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
Use of Estimates
     The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, including disclosure of contingent assets and contingent liabilities, at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. The Company’s critical accounting policies are those that are both most important to the Company’s consolidated financial condition and results of operations and require the most difficult, subjective or complex judgments on the part of management in their application, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Because of the uncertainty of factors surrounding the estimates or judgments used in the preparation of the consolidated financial statements, actual results may materially vary from these estimates.
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
Restricted Cash and Investments
     Restricted cash and investments consist of certificates of deposit held with a financial institution as collateral under equipment financing and third-party service provider arrangements, and funds held in an escrow account with a financial institution to be used to repay a loan due to King. The King loan, including accrued interest, was subsequently paid in January 2007 (see Note 24). The certificates of deposit have been classified by management as held-to-maturity and are accounted for at amortized cost (see Note 12).
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
     As more fully discussed in Note 6, the Company sells certain of its accounts receivable under a non-recourse factoring arrangement with a finance company. The Company can transfer funds in any amount up to a specified percentage of the net amount due from the Company’s trade customers at the time of the sale to the finance company, with the remaining funds available upon collection or write-off of the trade receivable. As of December 31, 2006, the gross amount due from the finance company was $1.0 million.

Inventories, net
     Inventories, net are stated at the lower of cost or market value. Cost is determined using the first-in-first-out method. Inventories, net consist of the following (in thousands):

	December 31,
	2006	2005
Raw materials	$—	$1,508
Work-in-process	1,041	9,115
Finished goods	2,968	6,324
Less inventory reserves	(153)	(1,745)

	3,856	15,202
Less current portion	(3,856)	(9,333)

Long-term portion of inventories, net	$—	$5,869

     The long-term portion of inventories, net as of December 31, 2005 is comprised of oncology product inventory which was sold in connection with the sale of our Oncology Product Line on October 25, 2006 (see Note 3).
Property and Equipment
     Property and equipment is stated at cost and consists of the following (in thousands):

	December 31,
	2006	2005
Land	$—	$5,176
Equipment, building, and leasehold improvements	45,835	61,732
Less accumulated depreciation and amortization	(40,284)	(44,425)

	$5,551	$22,483

     Depreciation of equipment and building is computed using the straight-line method over the estimated useful lives of the assets which range from three to thirty years. Leasehold improvements are amortized using the straight-line method over their estimated useful lives or their related lease term, whichever is shorter.
Acquired Technology, Product Rights and Royalty Buy-Down
     In accordance with SFAS No. 142, Goodwill and Other Intangibles, the Company amortizes intangible assets with finite lives in a manner that reflects the pattern in which the economic benefits of the assets are consumed or otherwise used up. If that pattern cannot be reliably determined, the assets are amortized using the straight-line method.
     Acquired technology, product rights and royalty buy-down, net as of December 31, 2006 represent payments related to the Company’s acquisition of license rights for AVINZA. Because the Company cannot reliably determine the pattern in which the economic benefits of the acquired technology and products rights are realized, acquired technology and product rights are amortized on a straight-line basis over 15 years, which approximated the remaining patent life at the time the asset was acquired and otherwise represents the period estimated to be benefited. Specifically, the AVINZA asset is being amortized through November 2017, the expiration of its U.S. patent.

     Acquired technology, product rights and royalty buy-down, net consist of the following (in thousands):

	December 31,
	2006	2005
AVINZA	$114,437	$114,437
Less accumulated amortization	(31,354)	(23,725)

	83,083	90,712

ONTAK	—	78,312
Less accumulated amortization	—	(22,254)

	—	56,058

	$83,083	$146,770

     Amortization of acquired technology, product rights and royalty buy-down, net for continuing operations was $7.6 million for each of the years ended December 31, 2006, 2005 and 2004. Amortization of acquired technology, product rights and royalty buy-down, net for discontinued operations was $4.3 million, $6.0 million, and $3.0 million for the years ended December 31, 2006, 2005 and 2004, respectively. Acquired technology, product rights and royalty buy-down related to ONTAK were sold effective October 25, 2006 in connection with the sale of the Company’s Oncology Product Line (see Note 3). Additionally, the AVINZA assets were subsequently sold as part of the sale of the Company’s AVINZA product line on February 26, 2007 (see Note 24).
Impairment of Long-Lived Assets
     The Company reviews long-lived assets for impairment annually or whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value for the Company’s long-lived assets is determined using the expected cash flows discounted at a rate commensurate with the risk involved. During the fourth quarter of 2006, the Company recorded an impairment charge of approximately $1.1 million to reflect the discontinuation of certain operational software. As of December 31, 2006, the Company believes that the future cash flows to be received from its long-lived assets will exceed the assets’ carrying value.
Fair Value of Financial Instruments
     The carrying amount of cash, cash equivalents, short-term investments, accounts receivable, restricted investments, accounts payable, accrued liabilities and short-term debt at December 31, 2006 and 2005 are considered to be a reasonable estimate of their fair values due to the short-term nature of those instruments. As of December 31, 2006 and 2005, the carrying amount of equipment financing obligations represents a reasonable estimate of their fair value due to their interest rates approximating current market rates. As of December 31, 2006, the co-promote termination liability is recorded at fair value.
     The carrying value and estimated fair value of the Company’s long-term debt at December 31, 2005 is as follows (in thousands):

	December 31, 2005
		Estimated
	Carrying Value	Fair Value
6% Convertible Subordinated Notes	$155,250	$280,040
Note payable to bank	11,839	12,196
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
     The Company recognizes revenue in accordance with Staff Accounting Bulletin (“SAB”) No. 101 – Revenue Recognition, as amended by SAB 104 (hereinafter referred to as SAB 104) and SFAS 48 – Revenue Recognition When Right of Return Exists (“SFAS 48”). SAB 104 states that revenue should not be recognized until it is realized or realizable and earned. Revenue is realized or realizable and earned when all of the following criteria are met: (1)persuasive evidence of an arrangement exists; (2)delivery has occurred or services have been rendered; (3)the seller’s price to the buyer is fixed and determinable; and (4)collectibility is reasonably assured. SFAS 48 states that revenue from sales transactions where the buyer has the right to return the product shall be recognized at the time of sale only if (1)the seller’s price to the buyer is substantially fixed or determinable at the date of sale, (2)the buyer has paid the seller, or the buyer is obligated to pay the seller and the obligation is not contingent on resale of the product, (3)the buyer’s obligation to the seller would not be changed in the event of theft or physical destruction or damage of the product, (4)the buyer acquiring the product for resale has economic substance apart from that provided by the seller, (5)the seller does not have significant obligations for future performance to directly bring about resale of the product by the buyer, and (6)the amount of future returns can be reasonably estimated.
Net Product Sales
     The Company’s AVINZA net product sales are determined on a sell-through basis whereby the Company does not recognize revenue upon shipment of product to the wholesaler. For these product sales, the Company invoices the wholesaler, records deferred revenue at gross invoice sales price less estimated cash discounts, rebates and chargebacks, and classifies the inventory held by the wholesaler as “deferred cost of goods sold” within “Other current assets.” At that point, the Company makes an estimate of units that may be returned and records a reserve for those units against the “deferred cost of goods sold” account. The Company recognizes revenue when such inventory is sold through (as defined hereafter), on a first-in first-out (FIFO) basis. Sell through for AVINZA is considered to be at the prescription level or at the point of patient consumption for channels with no prescription requirements.
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
     The Company estimates sell-through based upon (1) analysis of third-party information, including information obtained from certain wholesalers with respect to their inventory levels and sell-through to customers, and third-party market research data, and (2) the Company’s internal product movement information. To assess the reasonableness of third-party demand (i.e. sell-through) information, the Company prepares separate demand reconciliations based on inventory in the distribution channel. Differences identified through these reconciliations outside an acceptable range are recognized as an adjustment to the third-party reported demand in the period those differences are identified. This adjustment mechanism is designed to identify and correct for any material variances between reported and actual demand over time and other potential anomalies such as inventory shrinkage at wholesalers. The Company’s estimates are subject to the inherent limitations of estimates that rely on third-party data, as certain third-party information is itself in the form of estimates. The Company’s sales and revenue recognition under the sell-through method reflect the Company’s estimates of actual product sold through the channel.

     The Company uses information from external sources to estimate gross product sales under the sell-through revenue recognition method and significant gross to net sales adjustments. The Company’s estimates include product information with respect to prescriptions, wholesaler out-movement and inventory levels, and retail pharmacy stocking levels, and internal information. The Company receives information from IMS Health, a supplier of market research to the pharmaceutical industry, which it uses to estimate sell-through demand for its products and retail pharmacy inventory levels. The Company also receives wholesaler out-movement and inventory information from its wholesaler customers that is used to support and validate the demand-based, sell-through revenue recognition estimates. The inventory information received from wholesalers is a product of their record-keeping process and their internal controls surrounding such processes.
     The Company’s total net product sales from continuing operations in 2006 were $137.0 million compared to $112.8 million in 2005 and $69.5 million in 2004.
Sale of Royalty Rights
     Revenue from the sale of royalty rights represents the sale to third parties of rights for and exercise of options to acquire future royalties the Company may earn from the sale of products in development with its collaborative partners. If the Company has no continuing involvement in the research, development or marketing of these products, sales of royalty rights are recognized as revenue in the period the transaction is consummated or the options are exercised or expire. If the Company has significant continuing involvement in the research, development or marketing of the product, proceeds for the sale of royalty rights are accounted for as a financing in accordance with Emerging Issues Task Force (EITF) 88-18, Sales of Future Revenues (See Note 11).
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
     The composition of collaborative research and development and other revenues is as follows (in thousands):

	Years Ended December 31,
	2006	2005	2004
Collaborative research and development	$1,678	$3.513	$7,843
Development milestones and other	2,299	6,704	3,457

	$3,977	$10,217	$11,300

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

     The composition of deferred revenue, net is as follows (in thousands):

	December 31,
	2006	2005
Deferred product revenue	$58,562	$158,030
Other deferred revenue	2,546	5,296
Deferred discounts	(581)	(1,605)

Deferred revenue, net	$60,527	$161,721

Deferred revenue, net:
Current, net	$57,981	$157,519
Long-term, net	2,546	4,202

	$60,527	$161,721

Deferred product revenue, net (1)
Current	$57,981	$156,425
Long-term	—	—

	$57,981	$156,425

Other deferred revenue
Current	$—	$1,094
Long-term	2,546	4,202

	$2,546	$5,296

(1)	Deferred product revenue does not include other gross to net revenue adjustments made when the Company reports net product sales. Such adjustments include Medicaid rebates, managed health care rebates, and government chargebacks, which are included in accrued liabilities in the accompanying consolidated financial statements.
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
Oncology Product Returns
     In connection with the sale of the oncology product line to Eisai Inc. (see Note 3), the Company retained the obligation for returns of product that were shipped to wholesalers prior to the close of the transaction on October 25, 2006. The accrual for oncology product returns, which was recorded as part of the accounting for the sales transaction, is based on historical experience. Any subsequent changes to the Company’s estimate of oncology product returns will be accounted for as a component of discontinued operations.
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
Costs and Expenses
     Cost of products sold includes manufacturing costs, amortization of acquired technology and product rights, and royalty expenses associated with the Company’s commercial products. Research and development costs are expensed as incurred. Amounts paid for products or to buy-out product royalty obligations for which a new drug application has been filed with the United States Food and Drug Administration (“FDA”) are capitalized. Research and development expenses from continuing operations were $41.9 million, $33.1 million, and $32.7 million in 2006, 2005, and 2004, respectively, of which approximately 95%, 89%, and 76% were sponsored by Ligand, and the remainder of which was funded pursuant to collaborative research and development arrangements.
Advertising Expenses
     Advertising expenses, including advertising incurred through co-promotion arrangements, are expensed as incurred.
Debt Issuance Costs
     The costs related to the issuance of debt are capitalized and amortized to interest expense using the effective interest method over the lives of the related debt.
Income Taxes
     The Company recognizes liabilities or assets for the deferred tax consequences of temporary differences between the tax bases of assets or liabilities and their reported amounts in the financial statements in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). These temporary differences will result in taxable or deductible amounts in future years when the reported amounts of the assets or liabilities are recovered or settled. SFAS 109 requires that a valuation allowance be established when management determines that it is more likely than not that all or a portion of a deferred tax asset will not be realized. The Company evaluates the realizability of its net deferred tax assets on a quarterly basis and valuation allowances are provided, as necessary. During this evaluation, the Company reviews its forecasts of income in conjunction with other positive and negative evidence surrounding the realizability of its deferred tax assets to determine if a valuation allowance is required. Adjustments to the valuation allowance will increase or decrease the Company’s income tax provision or benefit. The Company also applies the guidance of SFAS 109 to determine the amount of income tax expense or benefit to be allocated among continuing operations, discontinued operations, and items charged or credited directly to stockholders’ equity (deficit).
     Due to the adoption of Statement of Financial Accounting Standards No. 123R, Share-Based Payment (“SFAS 123R”) beginning January 1, 2006, the Company recognizes windfall tax benefits associated with the exercise of stock options directly to stockholders’ equity (deficit) only when realized. Accordingly, deferred tax assets are not recognized for net operating loss carryforwards resulting from windfall tax benefits occurring from January 1, 2006 onward. A windfall tax benefit occurs when the actual tax benefit realized by the Company upon an employee’s disposition of a share-based award exceeds the deferred tax asset, if any, associated with the award that the Company had recorded. When assessing whether a tax benefit relating to share-based compensation has been realized, the Company follows the with-and-without method, excluding the indirect effects, under which current year share-based compensation deductions are assumed to be utilized after net operating loss carryforwards and other tax attributes.
Income (Loss) Per Share
     Net loss per share is computed using the weighted average number of common shares outstanding. Basic and diluted income (loss) per share amounts are equivalent for the periods presented as the inclusion of potential common shares in the number of shares used for the diluted computation would be anti-dilutive to loss per share from continuing operations. In accordance with SFAS No. 128, Earnings Per Share, no potential common shares are included in the computation of any diluted per share amounts, including income (loss) per share from discontinued operations, as the Company reported a net loss from continuing operations for all periods presented. Potential common shares, the shares that would be issued upon the conversion of convertible notes and the exercise of outstanding warrants and stock options, were 5.8 million, 32.7 million, and 32.4 million at December 31, 2006, 2005, and 2004, respectively. In 2006, the holders of the convertible notes converted all of the notes into approximately 25.1 million shares of the Company’s common stock. Additionally, in 2006, all outstanding warrants to purchase 748,800 shares of the Company’s common stock expired.
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
     Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), using the modified prospective transition method. No stock-based employee compensation cost was recognized prior to January 1, 2006, as all options granted prior to 2006 had an exercise price equal to the market value of the underlying common stock on the date of the grant. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R). Under the transition method, compensation cost recognized in 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted in 2006, based on grant-date fair value estimated in accordance with the provisions of SFAS 123(R). For 2006, the Company recognized additional compensation expense of $4.8 million ($0.06 per share) due to the implementation of SFAS 123(R).
     Additionally, the Company accounts for the fair value of options granted to non-employee consultants under Emerging Issues Task Force (“EITF”) 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

     Results for 2005 and 2004 have not been retrospectively adjusted. The fair value of the options was estimated using a Black-Scholes option-pricing formula and amortized to expense over the options’ vesting periods.
     The following table illustrates the pro forma effect of share-based compensation on net loss and loss per share for 2005 and 2004 (in thousands, except per share data):

	Years Ended December 31,
	2005	2004
Net loss, as reported	$(36,399)	$(45,141)

Stock-based employee compensation expense included in reported net loss	107	89
Less: total stock-based compensation expense determined under fair value based method for all awards continuing to vest	(3,008)	(7,674)
Less: total stock-based compensation expense determined under fair value based method for options accelerated in January 2005 (1)	(12,455)	—

Net loss, pro forma	$(51,755)	$(52,726)

Basic and diluted per share amounts:
Net loss per share, as reported	$(0.49)	$(0.61)

Net loss per share, pro forma	$(0.70)	$(0.72)

(1)	Represents pro forma unrecognized expense for accelerated options as of the date of acceleration.
     The estimated weighted average fair value at grant date for the options granted for 2005 and 2004 was $8.13 and $14.93, respectively.
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
     The Company grants options to employees, non-employee consultants, and non-employee directors. Additionally, the Company granted restricted stock to non-employee directors in the first quarter of 2006. Non-employee directors are accounted for as employees under SFAS 123(R). Options and restricted stock granted to certain directors vest in equal monthly installments over one year. Options granted to employees vest 1/8 on the six month anniversary and 1/48 each month thereafter for forty-two months. Options granted to non-employee consultants generally vest between 24 and 36 months. All option awards generally expire ten years from the date of the grant.

     Stock-based compensation cost for awards to employees and non-employee directors is recognized on a straight-line basis over the vesting period until the last tranche vests. Compensation cost for consultant awards is recognized over each separate tranche’s vesting period. The Company recognized compensation expense of approximately $5.3 million for 2006 associated with option awards and restricted stock. Of the total compensation expense for 2006 associated with option awards, approximately $0.3 million related to options granted to non-employee consultants and $0.2 million related to restricted stock granted. There was no deferred tax benefit recognized in connection with this cost.
     The fair-value for options that were awarded to employees and directors was estimated at the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions:

	Years Ended December 31,
	2006	2005	2004
Risk-free interest rate	4.3% to 5.0%	4.35%	3.61%
Dividend yield	—	—	—
Expected volatility	70%	72%	74%
Expected term	6 years	5 years	5 years
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
     For options granted to the Company’s former Chief Executive Officer (“CEO”) and for shares purchased under the Company’s employee stock purchase plan (“ESPP”), an expected volatility of 50% was used for 2006. The expected term of the options granted to the former CEO was 5.5 months. The expected term for shares issued under the ESPP is three months.
Employee Stock Purchase Plan
     The Company also has an employee stock purchase plan (the “2002 ESPP”). The 2002 ESPP was originally adopted July 1, 2001 and amended through June 30, 2003 to allow employees to purchase a limited amount of common stock at the end of each three month period at a price equal to the lesser of 85% of fair market value on a) the first trading day of the period, or b) the last trading day of the Lookback period (the “Lookback Provision”). The 15% discount and the Lookback Provision make the 2002 ESPP compensatory under SFAS 123(R). Stock purchases under the 2002 ESPP in 2006 resulted in an expense of $0.1 million. Since the adoption of the 2002 ESPP in 2001, a total of 510,248 shares of common stock has been reserved for issuance by Ligand under the 2002 ESPP (includes shares transferred from the predecessor plan). As of December 31, 2006, 387,501 shares of common stock had been issued under the 2002 ESPP to employees and 122,747 shares are available for future issuance. There were 24,763 shares of common stock issued under the 2002 ESPP in 2006.
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
     Under its bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer’s or director’s serving in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has a directors and officers liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of December 31, 2006 and 2005. These insurance policies, however, do not cover the ongoing legal costs or the fines, if any, that may become due in connection with the ongoing SEC investigation of the Company, following the use of prior directors and officers liability insurance policy limits to settle certain shareholder litigation matters (see discussion of SEC investigation and shareholder litigation settlements at Note 12). The SEC investigation is ongoing, and the Company is currently unable to assess the duration, extent, and cost of such investigation. Further, the Company is unable to assess the amount of such costs that may in turn be required to be reimbursed to any individual director or officer under the Company’s indemnification agreements as the scope of the investigation cannot be apportioned amongst the Company and the indemnified officers and directors. Accordingly, a liability has not been recorded for the fair value of the ongoing and ultimate obligations, if any, related to the SEC investigation.
     The Company may enter into other indemnification provisions under its agreements with other companies in its ordinary course of business, typically with business partners, suppliers, contractors, customers and landlords. Under these provisions the Company generally indemnifies and holds harmless the indemnified party for direct losses suffered or incurred by the indemnified party as a result of the Company’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2006 and 2005.
3. Discontinued Operations
     On September 7, 2006, the Company, Eisai Inc., a Delaware corporation and Eisai Co., Ltd., a Japanese company (together with Eisai Inc., “Eisai”), entered into a purchase agreement (the “Oncology Purchase Agreement”) pursuant to which Eisai agreed to acquire all of the Company’s worldwide rights in and to the Company’s oncology products, including, among other things, all related inventory, equipment, records and intellectual property, and assume certain liabilities (the “Oncology Product Line”) as set forth in the Oncology Purchase Agreement. The Oncology Product Line included the Company’s four marketed oncology drugs: ONTAK, Targretin capsules, Targretin gel and Panretin gel. Pursuant to the Oncology Purchase Agreement, at closing on October 25, 2006, Ligand received approximately $185.0 million in net cash proceeds, net of $20.0 million that was funded into an escrow account to support any indemnification claims made by Eisai following the closing of the sale. Eisai also assumed certain liabilities. Of the escrowed amounts not required for claims to Eisai, 50% of the then existing amount will be released on April 25, 2007 with the remaining available balance to be released on October 25, 2007. The Company also incurred approximately $1.7 million in transaction fees and costs associated with the sale that are not reflected in net cash proceeds. The Company recorded a pre-tax gain on the sale of $135.8 million in the fourth quarter of 2006.

     Additionally, $38.6 million of the proceeds received from Eisai were deposited into an escrow account to repay a loan received from King, the proceeds of which were used to pay the Company’s co-promote termination obligation to Organon in October 2006. The escrow amounts were released and the loan repaid to King in January 2007 (see Note 24).
     In connection with the Oncology Purchase Agreement with Eisai, the Company entered into a transition services agreement whereby the Company agreed to perform certain transition services for Eisai, in order to effect, as rapidly as practicable, the transition of purchased assets from Ligand to Eisai. In exchange for these services, Eisai pays the Company a monthly service fee. The term of the transition services provided is generally three months; however, certain services will be provided for a period of up to eight months. Fees earned under the transition services agreement, which were recorded as an offset to operating expenses in the fourth quarter of 2006, were approximately $1.9 million.
     The Company has agreed to indemnify Eisai, after the closing, for damages suffered by Eisai arising for any breach of any of the representations, warranties, covenants or obligations the Company made in the Oncology Purchase Agreement. The Company’s obligation to indemnify Eisai survives the closing in some cases up to 18 or 36 months following the closing, and in other cases, until the expiration of the applicable statute of limitations. In a few instances, the Company’s obligation to indemnify Eisai survives in perpetuity. The Company’s agreement with Eisai required that $20 million of the total upfront cash payment be deposited into an escrow account to secure the Company’s indemnification obligations to Eisai after the closing. The Company’s indemnification obligations could cause the Company to be liable to Eisai, under certain circumstances, in excess of the amounts set forth in the escrow account. The Company’s liability for any indemnification claim brought by Eisai is generally limited to $30 million. However, the Company’s obligation to provide indemnification on certain matters is not subject to these indemnification limits. For example, the Company agreed to retain, and provide indemnification without limitation to Eisai for, all liabilities related to certain claims regarding promotional materials for the ONTAK and Targretin drug products. The Company cannot estimate the liabilities that may arise as a result of these matters.

     Assets and liabilities of the Company’s Oncology Product Line on October 25, 2006 were as follows (in thousands):

ASSETS
Current assets:
Current portion of inventories, net (1)	$5,849
Other current assets (2)	1,421

Total current portion of assets disposed	7,270

Long-term portion of inventories, net (1)	3,913
Equipment, net of accumulated depreciation (1)	50
Acquired technology, product rights and royalty buy-down, net (1)	51,717
Other assets (1)	2,127

Total long-term portion of assets disposed	57,807

Total assets disposed	$65,077

LIABILITIES
Current liabilities:
Current portion of deferred revenue, net (2)	$27,116

Total current portion of liabilities disposed	27,116

Long-term portion of deferred revenue, net (2)	1,459
Other long-term liabilities (1)	522

Total long-term portion of liabilities disposed	1,981

Total liabilities disposed	$29,097

(1)	Represents assets acquired or liabilities assumed by Eisai in accordance with the terms of the Oncology Purchase Agreement.

(2)	Represents assets or liabilities eliminated from the Company’s consolidated balance sheet in connection with the Oncology sale transaction.
     Prior to the Oncology sale, the Company recorded accruals for rebates, chargebacks, and other discounts related to Oncology products when product sales were recognized as revenue under the sell-through method. Upon the Oncology sale, the Company accrued for rebates, chargebacks, and other discounts related to Oncology products in the distribution channel which had not sold-through at the time of the Oncology sale and for which the Company retained the liability subsequent to the Oncology sale. The Company recorded a charge of $11.5 million reflected as a reduction to the gain on sale for these accruals. These accruals are $7.1 million as of December 31, 2006 and are included in accrued liabilities in the accompanying consolidated balance sheet.
     Additionally, and pursuant to the terms of the Oncology Purchase Agreement, the Company retained the liability for returns of product from wholesalers that had been sold by the Company prior to the close of the transaction. Accordingly, as part of the accounting for the gain on the sale of the Oncology Product Line, the Company recorded a reserve for Oncology product returns. Under the sell-through revenue recognition method, the Company previously did not record a reserve for returns from wholesalers. This reserve is $5.6 million as of December 31, 2006 and is included in accrued liabilities in the accompanying consolidated balance sheet.

     The following table summarizes results from discontinued operations for 2006, 2005 and 2004 included in the consolidated statements of operations (in thousands)

	Years Ended December 31,
	2006	2005	2004
Product sales	$47,512	$53,288	$50,865
Collaborative research and development and other revenues	208	310	535

Total revenues	47,720	53,598	51,400

Operating costs and expenses:
Cost of products sold	13,410	16,757	21,540
Research and development	12,895	22,979	32,484
Selling, general and administrative	13,891	18,488	19,367

Total operating costs and expenses	40,196	58,224	73,391

Income (loss) from operations	7,524	(4,626)	(21,991)
Interest expense	(51)	(244)	(332)

Income (loss) before income taxes	$7,473	$(4,870)	$(22,323)

A comparison of sales by product for discontinued operations is as follows (in thousands):

	Years Ended December 31,
	2006	2005	2004
ONTAK	$26,588	$30,996	$32,200
Targretin capsules	17,575	18,692	15,105
Targretin gel and Panretin gel	3,349	3,600	3,560

Total product sales	$47,512	$53,288	$50,865

4. Investments
     The following table summarizes the various investment categories at December 31, 2006 and 2005 (in thousands):

		Gross	Gross	Estimated
		unrealized	unrealized	fair
	Cost	gains	losses	value
December 31, 2006
U.S. government securities	$2,750	$—	$(4)	$2,746
Corporate obligations	10,681	23	(3)	10,701

	13,431	23	(7)	13,447
Certificates of deposit — restricted	1,826	—	—	1,826

Total debt securities	$15,257	$23	$(7)	$15,273

December 31, 2005
U.S. government securities	$3,538	$1	$(11)	$3,528
Corporate obligations	13,161	2	(11)	13,152

	16,699	3	(22)	16,680
Certificates of deposit — restricted	1,826	—	—	1,826

Total debt securities	18,525	3	(22)	18,506
Equity securities	2,732	1,024	(262)	3,494

	$21,257	$1,027	$(284)	$22,000

     There were no material realized gains or losses on sales of available-for-sale securities for the years ended December 31, 2006, 2005, and 2004.
     The amortized cost and estimated fair value of debt security investments at December 31, 2006, by contractual maturity, are shown below (in thousands). Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	December 31, 2006
		Estimated
	Cost	fair value
Due in one year or less	$6,840	$6,839
Due after one year through three years	8,417	8,434

	$15,257	$15,273

5. Other Balance Sheet Details
     Accounts receivable consist of the following (in thousands):

	December 31,
	2006	2005
Trade accounts receivable	$11,018	$1,344
Due from finance company	1,033	20,464
Less discounts and allowances	(530)	(854)

	$11,521	$20,954

     Other current assets consist of the following (in thousands):

	December 31,
	2006	2005
Deferred royalty cost	$1,785	$5,203
Deferred cost of products sold	2,153	5,103
Other receivables	4,066	—
Prepaid expenses	1,442	3,878
Other	72	1,566

	$9,518	$15,750

     Other assets consist of the following (in thousands):

	December 31,
	2006	2005
Prepaid royalty buyout, net	$—	$2,312
Debt issue costs, net	—	2,193
Other	36	199

	$36	$4,704

     Accrued liabilities consist of the following (in thousands):

	December 31,
	2006	2005
Allowances for loss on returns, rebates, chargebacks, and other discounts	$14,688	$15,729
Co-promotion	14,265	24,778
Compensation	9,330	5,746
Distribution services	2,641	4,044
Royalties	1,261	1,994
Seragen purchase liability	—	2,925
Interest	776	1,164
Other	3,548	3,207

	$46,509	$59,587

     The following summarizes the activity in the accrued liability accounts related to allowances for loss on returns, rebates, chargebacks, and other discounts (in thousands):

			Managed
	Losses on		Care
	Returns Due		Rebates and
	to Changes	Medicaid	Other	Charge-	Other
	In Price (1)	Rebates	Rebates	backs	Discounts	Returns	Total
Balance at January 1, 2004	$4,347	$1,692	$426	$178	$517	$2,036	$9,196
Provision	5,018	14,430	5,773	3,962	6,495	3,015	38,693
Payments	—	(11,074)	(4,455)	(3,684)	(7,008)	—	(26,221)
Charges	(3,025)	—	—	—	—	(2,492)	(5,517)

Balance at December 31, 2004	6,340	5,048	1,744	456	4	2,559	16,151
Provision	1,801	18,852	10,592	5,874	—	3,439	40,558
Payments	—	(18,552)	(8,869)	(6,130)	(4)	—	(33,555)
Charges	(4,103)	—	—	—	—	(3,322)	(7,425)

Balance at December 31, 2005	4,038	5,348	3,467	200	—	2,676	15,729
Provision	2,324	4,515	8,131	5,624	—	1,368	21,962
Oncology Transaction Provision (2)	—	363	—	1,913	—	10,020	12,296
Payments	—	(8,820)	(8,037)	(6,457)	—	—	(23,314)
Charges	(5,021)	—	—	—	—	(6,964)	(11,985)

Balance at December 31, 2006	$1,341	$1,406	$3,561	$1,280	$—	$7,100	$14,688

(1)	The provision for losses on returns is net of changes in the allowance for such losses resulting from different actual rates of return on lots of AVINZA that close out compared to the rate of return used to initially estimate the allowance upon an announced price increase.

(2)	The 2006 oncology transaction provision amounts represent additional accruals recorded in connection with the sale of the oncology product line to Eisai on October 25, 2006. The Company will maintain the obligation for returns of product that were shipped to wholesalers prior to the close of the Eisai transaction on October 25, 2006 and chargebacks and rebates associated with product in the distribution channel as of the closing date. See Note 3 for additional information.
Employment and Severance and Retention Bonus Agreements
     In March 2006, the Company entered into letter agreements with approximately 67 key employees, including a number of our executive officers. In September 2006, the Company entered into letter agreements with ten additional employees and modified existing agreements with two employees. These letter agreements provided for certain retention or stay bonus payments to be paid in cash under specified circumstances as an additional incentive to remain employed in good standing with the Company through December 31, 2006. The Compensation Committee of the Board of Directors approved the Company’s entry into these agreements. In accordance with the SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, the cost of the plan was ratably accrued over the term of the agreements. The Company recognized approximately $2.6 million of expense under the plan in 2006. As an additional retention incentive, certain employees were also granted stock options totaling approximately 122,000 shares at an exercise price of $11.90 per share.
     In August 2006 and October 2006, the Company’s Compensation Committee approved and ratified, and began entering into additional severance agreements with certain of the Company’s officers and executive officers as additional retention incentives and to provide severance benefits to these officers that are more closely equivalent to severance benefits already in place for other executive officers.
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
     Additionally, in October 2006, the Company implemented a 2006 Employee Severance Plan for those employees who were not covered by another severance arrangement. The plan provides that if such an employee is involuntarily terminated without cause, and not offered a similar or better job by one of the purchasers of the product lines (i.e. King or Eisai) such employee will be eligible for severance benefits. The benefits consist of two months’ salary, plus one week of salary for every full year of service with the Company plus payment of COBRA health care coverage premiums for that same period.
6. Accounts Receivable Factoring Arrangement
     During 2003, the Company entered into a one-year accounts receivable factoring arrangement under which eligible accounts receivable are sold without recourse to a finance company. The agreement was renewed for a one-year period in the second quarter of 2004 and again in the second quarter of 2005 through December 2007. Commissions on factored receivables are paid to the finance company based on the gross receivables sold, subject to a minimum annual commission. Additionally, the Company pays interest on the net outstanding balance of the uncollected factored accounts receivable at an interest rate equal to the JPMorgan Chase Bank prime rate. The Company continues to service the factored receivables. The servicing expenses for 2006, 2005 and 2004 and the servicing liability at December 31, 2006 and 2005 were not material. There were no material gains or losses on the sale of such receivables. The Company accounts for the sale of receivables under this arrangement in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. The gross amount due from the finance company at December 31, 2006 and 2005 was $1.0 million and $20.5 million, respectively.
7. Elan License and Supply Agreement
     In 1998, Elan Corporation, plc (“Elan”) agreed to exclusively license and supply to the Company in the United States and Canada its proprietary product AVINZA, a form of morphine for chronic, moderate-to-severe pain. In November 2002, the Company and Elan agreed to amend the terms of the AVINZA license and supply agreement. Under the terms of the amendment, Ligand paid Elan $100.0 million in return for a reduction in Elan’s product supply price on sales of AVINZA by Ligand, rights to sublicense and obtain a co-promotion partner in its territories, and rights to qualify and purchase AVINZA from a second manufacturing source. Elan’s adjusted royalty and supply price of AVINZA is approximately 10% of the product’s net sales, compared to approximately 30-35% in the prior agreement. Ligand committed to place firm purchase orders for a minimum of 40 batches of AVINZA from Elan annually through 2005, estimated at approximately $9.2 million per year. In addition, Elan agreed to forego its option to co-promote AVINZA in the United States and Canada. The amount paid to Elan and related transaction costs were capitalized as acquired product rights. In 2006, 2005, and 2004, purchases and royalties under the agreement totaled $11.9 million, $12.4 million, and $15.4 million, respectively. Ligand met its commitment for placing firm purchase orders for 2005 and 2004.
     In connection with the sale of the Company’s AVINZA product line to King in February 2007 (see Note 24), the license and supply agreement was assigned to King. In consideration of the assignment, Ligand paid Elan $1.0 million in March 2007.

8. AVINZA Co-Promotion
     In February 2003, Ligand and Organon Pharmaceuticals USA Inc. (“Organon”) announced that they had entered into an agreement for the co-promotion of AVINZA. Under the terms of the agreement, Organon committed to a specified minimum number of primary and secondary product calls delivered to certain high prescribing physicians and hospitals beginning in March 2003. Organon’s compensation was structured as a percentage of AVINZA net sales based on the following schedule:

% of Incremental Net Sales
Annual Net Sales of AVINZA	Paid to Organon by Ligand
$0-150 million	30% (0% for 2003)
$150-300 million	40%
$300-425 million	50%
> $425 million	45%
     In January 2006, Ligand signed an agreement with Organon that terminated the AVINZA co-promotion agreement between the two companies and returned AVINZA co-promotion rights to Ligand. The termination was effective as of January 1, 2006; however, the parties agreed to continue to cooperate during a transition period that ended September 30, 2006 (the “Transition Period”) to promote the product. The Transition Period co-operation included a minimum number of product sales calls per quarter (100,000 for Organon and 30,000 for Ligand with an aggregate of 375,000 and 90,000, respectively, for the Transition Period) as well as the transition of ongoing promotions, managed care contracts, clinical trials and key opinion leader relationships to Ligand. During the Transition Period, Ligand paid Organon an amount equal to 23% of AVINZA net sales. Ligand also paid and was responsible for the design and execution of all clinical, advertising and promotion expenses and activities.
     Additionally, in consideration of the early termination and return of rights under the terms of the agreement, Ligand agreed to pay Organon $37.8 million in October 2006. Ligand further agreed to and paid Organon $10.0 million in January 2007, in consideration of the minimum sales calls during the Transition Period. In addition, following the Transition Period, Ligand agreed to make quarterly royalty payments to Organon equal to 6.5% of AVINZA net sales through December 31, 2012 and thereafter 6.0% through patent expiration, currently anticipated to be November of 2017.
     The unconditional payment of $37.8 million to Organon and the estimated fair value of the amounts to be paid to Organon after the termination ($95.2 million as of January 1, 2006), based on the estimated net sales of the product (currently anticipated to be paid quarterly through November 2017), were recognized as liabilities and expensed as costs of the termination as of the effective date of the agreement, January 2006. Additionally, the conditional payment of $10.0 million, which represents an approximation of the fair value of the service element of the agreement during the Transition Period (when the provision to pay 23% of AVINZA net sales is also considered), was recognized ratably as additional co-promotion expense over the Transition Period.
     Although the quarterly royalty payments to Organon are based on net reported AVINZA product sales, such payments do not result in current period expense in the period upon which the payment is based, but instead are charged against the co-promote termination liability. The liability is adjusted at each reporting period to fair value and is recognized, utilizing the interest method, as additional co-promote termination charges for that period at a rate of 15%, the discount rate used to initially value this component of the termination liability. Any changes to the Company’s estimates of future net AVINZA product sales result in a change to the liability which is recognized as an increase or decrease to co-promote termination charges in the period such changes are identified. For example, in the second and fourth quarters of 2006, the Company recorded adjustments of $0.4 million and $15.7 million, respectively, to lower the fair value of the termination liability based on updated estimates of future AVINZA sales. The adjustment recorded in the fourth quarter of 2006 is due to lower than estimated actual net sales of AVINZA in the fourth quarter of 2006 and the Company’s lowered estimate of future AVINZA net sales.
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
     A summary of the co-promote termination liability as of December 31, 2006 is as follows (in thousands):

Net present value of payments based on estimated future net AVINZA product sales as of January 1, 2006	$95,191
Fair value adjustment to payments based on estimated net AVINZA product sales	14,215
Reduction in net present value of liability resulting from updated estimate of net AVINZA product sales	(16,078)

93,328
Less: current portion of co-promote termination liability	(12,179)

Long-term portion of co-promote termination liability	$81,149

     As more fully described in Note 24, on February 26, 2007, Ligand and King closed an agreement pursuant to which King acquired all of the Company’s rights in and to AVINZA, assumed certain liabilities, and reimbursed Ligand the $47.8 million previously paid to Organon (comprised of the $37.8 million paid in October 2006 and the $10.0 million that the Company paid in January 2007). King also assumed the Company’s co-promote termination obligation to make payments to Organon based on net sales of AVINZA. As Organon has not consented to the legal assignment of the co-promote termination obligation from Ligand to King, Ligand remains liable to Organon in the event of King’s default of this obligation.
9. Seragen
     In 1998, the Company completed a merger with Seragen. Under the terms of the merger agreement, Ligand paid merger consideration of $31.7 million at closing and $34.1 million in 1999 subsequent to final FDA approval of ONTAK. Pending resolution of final contingencies and in accordance with the terms of the merger agreement, the Company had withheld $2.1 million from payments made to certain Seragen stakeholders. This amount plus accrued interest of approximately $0.8 million resulting from litigation concerning payment of the withheld amount was subsequently paid in February 2006 (see Note 12). The total amount paid was accrued as of December 31, 2005 within accrued liabilities.
     In connection with the Seragen merger, the Company acquired substantially all the assets of Marathon Biopharmaceuticals, LLC (“Marathon”), which provided manufacturing services to Seragen. In 2000, Ligand sold the contract manufacturing assets of Marathon and in connection with the sale, entered into a three-year supply and development agreement with the acquirer for the manufacture of ONTAK. In 2003, the Company entered into a new five-year agreement with Cambrex Bio Science Hopkinton, Inc., the successor of Marathon, for the continued manufacturing of ONTAK. Purchases under the agreement amounted to $1.3 million, $1.7 million, and $3.0 million in 2006, 2005, and 2004, respectively.

10. Debt
     Debt consists of the following (in thousands):

	December 31,
	2006	2005
6% Convertible Subordinated Notes	$—	$155,250
Note payable to Bank	—	11,839
Note payable to King	37,750	—

	37,750	167,089
Less current portion	(37,750)	(344)

Long-term debt	$—	$166,745

6% Convertible Subordinated Notes
     In November 2002, the Company completed a private offering of 6% Convertible Subordinated Notes in the aggregate principal amount of $155.3 million, receiving net proceeds of $150.1 million. The notes paid interest semi-annually at a rate of 6% and were scheduled to mature on November 16, 2007. Holders had the option to convert the notes into shares of common stock at any time prior to maturity at a conversion rate of 161.9905 shares per $1,000 principal amount of notes. Of the net proceeds, $18.0 million was invested in U.S. government securities and placed with a trustee to pay the first four scheduled interest payments. These first four interest payments were made in 2003 and 2004 for $9.1 million and $9.3 million, respectively. The Company paid approximately $5.2 million in debt issuance costs that were being amortized using the interest method.
     The holders converted all of the notes into approximately 25.1 million shares of common stock in 2006. Accrued interest and unamortized debt issue costs related to the converted notes of $0.5 million and $1.4 million, respectively, were recorded as additional paid-in capital in connection with the conversions.
Note Payable to Bank
     In December 2003, Ligand implemented the provisions of FIN 46(R), Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. In connection with the implementation of FIN 46(R), the Company consolidated the entity, Nexus, from which it leased its corporate headquarter building, including assets of $13.6 million and a note payable to bank (the “Note”) of $12.5 million. Ligand subsequently acquired the portion of Nexus it did not previously own in April 2004. As of December 31, 2005, the Note had a net book value of $11.8 million. The Note carried an interest rate of 7.15% and required periodic principal and interest payments through July 2008. The Note was secured by a lien on the subject building (including the land and tenant improvements associated with that building).
     As more fully described in Note 21, the Company entered into a purchase agreement on October 25, 2006 to sell and leaseback facilities encompassing the Company’s corporate headquarter building and two land parcels. This transaction subsequently closed on November 9, 2006. As a term of the purchase agreement, the Company paid the outstanding principal of $11.6 million on the Note on November 6, 2006. A prepayment penalty of $0.4 million, which is included in interest expense in the accompanying consolidated statement of operations, was incurred in connection with the repayment of the Note.
Note Payable to King
     As more fully described in Note 24, in connection with the AVINZA Purchase Agreement, King committed to loan the Company, at the Company’s option, $37.8 million to be used to pay the Company’s co-promote termination obligation to Organon due October 15, 2006. This loan was drawn, and the $37.8 million co-promote liability settled in October 2006. Amounts due under the loan were subject to certain market terms, including a 9.5% interest rate. In addition, and as a condition of the $37.8 million loan received from King, $38.6 million of the funds received from Eisai were deposited into a restricted account to be used to repay the loan to King, plus interest. The

Company repaid the loan plus interest on January 8, 2007. Pursuant to the AVINZA Purchase Agreement, King subsequently refunded the interest to the Company.
11. Royalty Agreements
     The Company has royalty obligations under various technology license agreements. During 2006, royalties to individual licensors were accrued ranging from 1.0% to 11.0% of net sales. Royalty expense for continuing operations for the years ended December 31, 2006, 2005 and 2004 was $5.1 million, $4.4 million and $3.0 million, respectively. Royalty expense for discontinued operations for the years ended December 31, 2006, 2005 and 2004 was $2.5 million, $5.3 million and $12.5 million, respectively.
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
     Sale of royalty rights recognized in 2004 were $31.3 million, net of the deferral of offset rights of $1.4 million, and the recognition of $0.2 million of option value deferred in previous periods. There were no sales of royalty rights in 2006 and 2005.
Pfizer Collaboration – Oporia (also known as lasofoxifene)
     In August 2004, Pfizer submitted a new drug application (United States) (NDA) to the FDA for Oporia (also known as lasofoxifene) for the prevention of osteoporosis in postmenopausal women. In September 2005, Pfizer announced the receipt of a non-approvable letter from the FDA for the prevention of osteoporosis. In December

2004, Pfizer filed a supplemental NDA for the use of Oporia for the treatment of vaginal atrophy. In February 2006, Pfizer announced the receipt of a non-approval letter from the FDA for vaginal atrophy. Oporia is also being developed by Pfizer for the treatment of osteoporosis. Oporia is a product that resulted from the Company’s collaboration with Pfizer and upon which the Company will receive royalties if the product is approved by the FDA and subsequently marketed by Pfizer.
Buy Out of Salk Royalty Obligations
     In March 2004, the Company paid The Salk Institute (“Salk”) $1.1 million in connection with the Company’s exercise of an option to buy out milestone payments, other payment-sharing obligations and royalty payments due on future sales of Oporia, a product under development by Pfizer. This payment was recognized as a development expense for the year ended December 31, 2004 because Pfizer had not yet filed its NDA at the time of the Company’s exercise.
     In January 2005, Ligand paid Salk $1.1 million to exercise an option to buy out milestone payments, other payment-sharing obligations and royalty payments due on future sales of Oporia for vaginal atrophy. This payment resulted from a supplemental Oporia NDA filing by Pfizer. As the Company had previously sold rights to Royalty Pharma AG of approximately 50% of any royalties to be received from Pfizer for sales of Oporia, it recorded approximately 50% of the payment made to Salk, approximately $0.6 million, as development expense in the first quarter of 2005. The balance of approximately $0.5 million was capitalized to be amortized over the period any such royalties were to be received from Pfizer for the vaginal atrophy indication. In connection with Pfizer’s receipt of a non-approvable letter from the FDA for the vaginal atrophy indication in February 2006, however, the Company wrote-off the remaining capitalized balance of $0.5 million in the fourth quarter of 2005.
     In August 2006, Ligand paid Salk $0.8 million to exercise an option to buy out milestone payments, other payment sharing obligations and royalty payments due on future sales of Viviant (bazedoxifene), a product being developed by Wyeth. This payment resulted from a Viviant NDA filed by Wyeth for postmenopausal osteoporosis therapy. The Company recognized the $0.8 million payment as development expense in 2006.
Settlement of Patent Interference
     In March 2005, Ligand announced that it reached a settlement agreement in a patent interference action initiated by Ligand against two patents owned by The Burnham Institute and SRI International, but exclusively licensed to Ligand. The settlement reduced the royalty rate on those products while extending the royalty payment term to SRI/Burnham.
     Under the agreement, Burnham has a research-only sublicense to conduct basic research under the assigned patents and Ligand had an option on the resulting products and technology. In addition, Burnham and SRI agreed to accept a reduction in the royalty rate paid to them on U.S. sales of Targretin under an earlier agreement. The aggregate royalty rate owed to SRI and Burnham by Ligand was reduced from 4% to 3% of net sales and the term of the royalty payments extended from 2012 to 2016.
     This license was transferred to Eisai as part of the sale of the Oncology Product Line (see Note 3).
12. Commitments and Contingencies
Equipment Financing
     The Company has entered into capital lease and equipment agreements that require monthly payments through September 2010 including interest ranging from 7.35% to 10.11%. The carrying value of equipment under these agreements at December 31, 2006 and 2005 was $7.3 million and $9.6 million, respectively. At December 31, 2006 and 2005, related accumulated amortization was $3.4 million and $4.6 million, respectively. The underlying equipment is used as collateral under the equipment financing.

Property Leases
     As of December 31, 2003, the Company leased its corporate headquarter building from Nexus Equity VI LLC (“Nexus”), a limited liability company in which Ligand held a 1% ownership interest. No Ligand officer or employee had any financial interest with regard to this lease arrangement or with Nexus. Ligand also had the option to either purchase the portion of Nexus that it did not own, purchase the property from the lessor at a purchase price equal to the outstanding debt on the property plus a calculated return on the investment made by Nexus’ other shareholder, sell the property to a third party, or renew the lease arrangement.
     This specific type of operating lease is commonly referred to as a “synthetic lease”. Prior to the issuance of FIN 46(R), synthetic leases represented a form of off-balance sheet financing under which they were treated as an operating lease for financial reporting purposes and as a financing lease for tax purposes. Under FIN 46(R), a synthetic lease is evaluated to determine i) if it qualifies as a variable interest entity (“VIE”) and if so, ii) the primary beneficiary required to consolidate the VIE.
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
     As more fully described in Note 21, the Company entered into an agreement on October 25, 2006 to sell and lease back facilities encompassing the Company’s corporate headquarter building and two land parcels. This transaction subsequently closed on November 9, 2006. Under the terms of the lease, the Company pays a basic annual rent of $3.0 million (subject to an annual fixed percentage increase, as set forth in the agreement), plus a 1% annual management fee, property taxes and other normal and necessary expenses associated with the lease such as utilities, repairs and maintenance, etc. The Company has the right to extend the lease for two five-year terms and will have the first right of refusal to lease, at market rates, any facilities built on the sold lots.
     The Company leases its other office and research facilities under operating lease arrangements with varying terms through July 2015. The agreements provide for increases in annual rents based on changes in the Consumer Price Index or fixed percentage increases ranging from 3% to 7%.
     The Company recognizes rent expense on a straight-line basis. Deferred rent at December 31, 2006 and 2005 was $2.5 million and $2.4 million, respectively.
     Total rent expense under all office leases for 2006, 2005, and 2004 was $2.4 million, $1.7 million, and $1.9 million, respectively.
     At December 31, 2006 annual minimum payments due under the Company’s office, equipment and vehicle lease obligations are as follows (in thousands):

	Obligations under
	capital leases and
	equipment notes payable	Operating leases
2007	$2,459	$5,227
2008	1,653	5,006
2009	567	5,055
2010	94	5,206
2011	—	5,363
Thereafter	—	46,691

Total minimum lease payments	4,773	$72,548

Less: amounts representing interest	(449)

Present value of minimum lease payments	4,324
Less: current portion	(2,168)

	$2,156

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
Distribution Service Agreements
     In 2004, the Company entered into one-year fee-for-service agreements (or distribution service agreements) for each of its products, with the majority of its wholesaler customers. These agreements were subsequently renewed in 2005 for an additional one-year period. In exchange for a set fee, the wholesalers agreed to provide the Company with certain information regarding product stocking and out-movement; agreed to maintain inventory quantities within specified minimum and maximum levels; inventory handling, stocking and management services; and certain other services surrounding the administration of returns and chargebacks. As of December 31, 2006, the distribution service agreements for Oncology products have been terminated as a result of the Company’s sale of its Oncology products to Eisai.
     For the year ended December 31, 2006, shipments to three wholesale distributors each accounted for more than 10% of the total shipments and in the aggregate 79% of total shipments. For the year ended December 31, 2005, shipments to four wholesale distributors each accounted for more than 10% of the total shipments and in the aggregate 89% of total shipments. For the year ended December 31, 2004, shipments to three wholesale distributors each accounted for more than 10% of the total shipments and in the aggregate 77% of total shipments.
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
Manufacturing and Supply Agreements
     As of December 31, 2004, Elan was the Company’s only approved supplier of AVINZA. In March 2004, Ligand entered into a five-year manufacturing and packaging agreement with Cardinal Health PTS, LLC

(“Cardinal”) under which Cardinal agreed to manufacture AVINZA. In August 2005, the FDA approved the production of AVINZA at the Cardinal facility. Under the terms of the amended agreement, the Company committed to minimum annual purchases ranging from $0.8 million to $1.2 million for 2006; $2.2 million to $3.3 million for 2007; and $2.4 million to $3.6 million for 2008 through 2010. In connection with the closing of the AVINZA sale transaction (see Note 24), Ligand and King agreed that the Cardinal agreement would not be assigned or transferred to King and that the Company would be responsible for winding down the contract and any resulting liabilities. The Company will record a charge as a component of the gain on the sale of the AVINZA product line in the first quarter of 2007 for any liabilities incurred in connection with the winding down of the Cardinal agreement.
Litigation
Securities Litigation
     The Company was involved in several securities class action and shareholder derivative actions which followed announcements by the Company in 2004 and the subsequent restatement of its financial results in 2005. In June 2006, we announced that these lawsuits had been settled, subject to certain conditions such as court approval.
Background
     Beginning in August 2004, several purported class action stockholder lawsuits were filed in the United States District Court for the Southern District of California against the Company and certain of its directors and officers. The actions were brought on behalf of purchasers of the Company’s common stock during several time periods, the longest of which ran from July 28, 2003 through August 2, 2004. The complaints generally alleged that the Company violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 of the Securities and Exchange Commission by making false and misleading statements, or concealing information about the Company’s business, forecasts and financial performance, in particular statements and information related to drug development issues and AVINZA inventory levels. These lawsuits were consolidated and lead plaintiffs appointed. A consolidated complaint was filed by the plaintiffs in March 2005. On September 27, 2005, the court granted the Company’s motion to dismiss the consolidated complaint, with leave for plaintiffs to file an amended complaint within 30 days. In December 2005, the plaintiffs filed a second amended complaint again alleging claims under Section 10(b) and 20(a) of the Securities Exchange Act against the Company, David Robinson and Paul Maier. The amended complaint also asserted an expanded Class Period of March 19, 2001 through May 20, 2005 and included allegations arising from the Company’s announcement on May 20, 2005 that it would restate certain financial results.
     Beginning on or about August 13, 2004, several derivative actions were filed on behalf of the Company by individual stockholders in the Superior Court of California. The complaints named the Company’s directors and certain of its officers as defendants and named the Company as a nominal defendant. The complaints were based on the same facts and circumstances as the purported class actions discussed in the previous paragraph and generally alleged breach of fiduciary duties, abuse of control, waste and mismanagement, insider trading and unjust enrichment.
     In October 2005, a shareholder derivative action was filed on behalf of the Company in the United States District Court for the Southern District of California. The complaint named the Company’s directors and certain of its officers as defendants and the Company as a nominal defendant. The action was brought by an individual stockholder. The complaint generally alleged that the defendants falsified Ligand’s publicly reported financial results throughout 2002 and 2003 and the first three quarters of 2004 by improperly recognizing revenue on product sales. The complaint also alleged breach of fiduciary duty by all defendants and requested disgorgement, e.g., under Section 304 of the Sarbanes-Oxley Act of 2002.
The Settlement Agreements
     In June 2006, the Company entered into agreements to resolve all claims by the parties in each of these matters, including those asserted against the Company and the individual defendants in these cases. Under the agreements, the Company agreed to pay a total of $12.2 million in cash for a release and in full settlement of all claims. $12.0 million of the settlement amount and a portion of the Company’s total legal expenses was funded by the

Company’s Directors and Officers Liability insurance carrier while the remainder of the legal fees incurred ($1.4 million for 2006) was paid by the Company. Of the $12.2 million settlement liability, $4.0 million was paid in October 2006 to Ligand’s insurance carrier and then disbursed to the claimants’ attorneys, while $8.0 million was paid in July 2006 by the insurance carrier directly to an independent escrow agent responsible for disbursing the funds to the class action suit claimants. As part of the settlement of the state derivative action, the Company agreed to adopt certain corporate governance enhancements including the formalization of certain Board practices and responsibilities, a Board self-evaluation process, Board and Board Committee term limits (with gradual phase-in) and one-time enhanced independent requirements for a single director to succeed the current shareholder representatives on the Board. Neither the Company nor any of its current or former directors and officers have made any admission of liability or wrongdoing. On October 12, 2006, the Superior Court of California approved the settlement of the state and federal derivative actions and entered final judgment of dismissal. The United States District Court approved the settlement of the Federal class action in October 2006.
SEC Investigation and Other Matters
     The SEC issued a formal order of private investigation dated September 7, 2005, which was furnished to Ligand’s legal counsel on September 29, 2005, to investigate the circumstances surrounding Ligand’s restatement of its consolidated financial statements for the years ended December 31, 2002 and 2003, and for the first three quarters of 2004. The SEC has issued subpoenas for the production of documents and for testimony pursuant to that investigation to Ligand and others. The SEC’s investigation is ongoing and Ligand is cooperating with the investigation.
     The Company’s subsidiary, Seragen, Inc. and Ligand, were named parties to Sergio M. Oliver, et al. v. Boston University, et al., a shareholder class action filed on December 17, 1998 in the Court of Chancery in the State of Delaware in and for New Castle County, C.A. No. 16570NC, by Sergio M. Oliver and others against Boston University and others, including Seragen, its subsidiary Seragen Technology, Inc. and former officers and directors of Seragen. The complaint, as amended, alleged that Ligand aided and abetted purported breaches of fiduciary duty by the Seragen related defendants in connection with the acquisition of Seragen by Ligand and made certain misrepresentations in related proxy materials and seeks compensatory and punitive damages of an unspecified amount. On July 25, 2000, the Delaware Chancery Court granted in part and denied in part defendants’ motions to dismiss. Seragen, Ligand, Seragen Technology, Inc. and the Company’s acquisition subsidiary, Knight Acquisition Corporation, were dismissed from the action. Claims of breach of fiduciary duty remain against the remaining defendants, including the former officers and directors of Seragen. The court certified a class consisting of shareholders as of the date of the acquisition and on the date of the proxy sent to ratify an earlier business unit sale by Seragen. On January 20, 2005, the Delaware Chancery Court granted in part and denied in part the defendants’ motion for summary judgment. Prior to trial, several of the Seragen director-defendants reached a settlement with the plaintiffs. The trial in this action then went forward as to the remaining defendants and concluded on February 18, 2005. On April 14, 2006, the court issued a memorandum opinion finding for the plaintiffs and against Boston University and individual directors affiliated with Boston University on certain claims. The opinion awards damages on these claims in the amount of approximately $4.8 million plus interest. Judgment, however, has not been entered and the matter is subject to appeal. While Ligand and its subsidiary Seragen have been dismissed from the action, such dismissal is also subject to appeal and Ligand and Seragen may have possible indemnification obligations with respect to certain defendants. As of December 31, 2006, the Company has not accrued an indemnification obligation based on its assessment that the Company’s responsibility for any such obligation is not probable or estimable.
     The Company also received a letter in March 2007 from counsel to The Salk Institute for Biological Studies alleging the Company owes The Salk Institute royalties on prior product sales of Targretin as well as a percentage of the amounts received from Eisai Co., Ltd. (Tokyo) and Eisai inc. (New Jersey) in the asset sale transaction completed with Eisai in October 2006. Salk alleges that they are owed at least 25% of the consideration paid by Eisai for that portion of Ligand’s oncology product line and associated assets attributable to Targretin. The Company intends to vigorously oppose any claim that Salk may bring for payment related to these matters.
     In addition, the Company is subject to various lawsuits and claims with respect to matters arising out of the normal course of business. Due to the uncertainty of the ultimate outcome of these matters, the impact on future financial results is not subject to reasonable estimates.

13. Common Stock Subject to Conditional Redemption — Pfizer Settlement Agreement
     In April 1996, the Company and Pfizer entered into a settlement agreement with respect to a lawsuit filed in December 1994 by the Company against Pfizer. In connection with a collaborative research agreement the Company entered into with Pfizer in 1991, Pfizer purchased shares of the Company’s common stock. Under the terms of the settlement agreement, at the option of either the Company or Pfizer, milestone and royalty payments owed to the Company can be satisfied by Pfizer by transferring to the Company shares of the Company’s common stock at the exchange ratio of $12.375 per share. In accordance with EITF D-98, the remaining common stock issued and outstanding to Pfizer following the settlement was reclassified as common stock subject to conditional redemption (between liabilities and equity) since Pfizer has the option to settle milestone and royalties payments owed to the Company with the Company’s shares, and such option is not within the Company’s control.
     In 2004, Ligand earned a development milestone of approximately $2.0 million from Pfizer in connection with Pfizer’s filing with the FDA of a new drug application for Oporia (also known as lasofoxifene). The milestone is recorded as “Other revenue” in the accompanying Consolidated Statement of Operations. Pfizer elected to pay the milestone in stock and subsequently tendered 181,818 shares to the Company. Ligand retired the tendered shares in 2004. The difference between the fair value of the shares tendered and the carrying value of such shares based on the exchange ratio, approximately $0.3 million, was credited to additional paid-in capital. At December 31, 2006 and 2005, respectively, the remaining shares of the Company’s common stock that could be redeemed totaled approximately 998,000, which are reflected at the exchange ratio price of $12.375 for a total of $12.3 million.
14. Stockholders’ Equity (Deficit)
Stock Issuances
     At its annual meeting of stockholders held on June 11, 2004, the Company’s stockholders approved an increase in the authorized number of shares of Common Stock from 130,000,000 to 200,000,000.
     Shares of common stock issued for stock options exercised and restricted stock grants issued under the Company’s stock option/stock issuance plans during the years ended December 31, 2006, 2005, and 2004 were 1,243,396; 109,225; and 582,176, respectively.
     Shares of common stock issued under the Company’s employee stock purchase plan during the years ended December 31, 2006, 2005, and 2004 were 24,763; 56,445; and 101,895, respectively.
     Shares of common stock issued upon conversion of convertible notes during the year ended December 31, 2006 were 25,149,005.
Warrants
     At December 31, 2005, there were outstanding warrants to purchase 748,800 shares of the Company’s common stock. The warrants had an exercise price of $10.00 per share and expired on October 6, 2006.
     During 2004, warrants to purchase 201,200 shares of common stock were exercised.
Stock Plans
     The 2002 Stock Incentive Plan contains four separate equity programs – Discretionary Option Grant Program, Automatic Option Grant Program, Stock Issuance Program, and Director Fee Option Grant Program (the “2002 Plan”). Since its adoption, a total of 8,325,529 shares of common stock have been reserved for issuance under the 2002 Plan (including shares transferred from the predecessor plan). As of December 31, 2006, options for 5,766,386 shares of common stock were outstanding under the 2002 Plan, 797,639 shares remained available for future option grant or direct issuance, and 1,745,938 shares have been issued under the 2002 Plan.

     Following is a summary of the Company’s stock option plan activity and related information:

			Weighted-
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Term in	Value
	Shares	Price	Years	(In thousands)

Balance at January 1, 2004	6,163,522	$11.27
Granted	1,430,639	14.93
Exercised	(581,759)	9.59
Forfeited	(236,305)	13.03
Cancelled	(62,028)	13.63

Balance at December 31, 2004	6,714,069	$12.11	6.39	$7,955

Exercisable at December 31, 2004	4,320,643	$11.68	5.04	$5,222

Balance at January 1, 2005	6,714,069	$12.11
Granted	966,280	8.13
Exercised	(109,225)	6.32
Forfeited	(158,731)	8.82
Cancelled	(410,736)	11.61

Balance at December 31, 2005	7,001,657	$11.76	5.95	$8,014

Exercisable at December 31, 2005	5,696,035	$12.50	5.31	$4,507

Balance at January 1, 2006	7,001,657	$11.76
Granted	1,268,696	10.88
Exercised	(1,227,830)	8.66
Forfeited	(404,654)	9.89
Cancelled	(871,483)	13.00

Balance at December 31, 2006	5,766,386	$12.17	6.04	$4,602

Exercisable at December 31, 2006	4,403,462	$12.85	5.15	$2,802

Options expected to vest as of December 31, 2006	4,554,902	$13.08	5.69	$1,749

     The weighted-average grant-date fair value of all stock options granted during 2006 was $7.07 per share. The total intrinsic value of all options exercised during 2006 was approximately $3.1 million. As of December 31, 2006, there was approximately $7.0 million of total unrecognized compensation cost related to nonvested stock options. That cost is expected to be recognized over a weighted average period of 2.32 years.

     Cash received from options exercised in 2006 and 2005 was approximately $8.9 million and $0.7 million, respectively. As of December 31, 2006, there were approximately $1.8 million of receivables related to stock option exercises which were subsequently received in the first week of January 2007. There is no current tax benefit related to options exercised because of net operating losses (“NOLs”) for which a full valuation allowance has been established.
     Following is a further breakdown of the options outstanding as of December 31, 2006:

	Options Outstanding			Options exercisable
		Weighted
		average	Weighted
	Options	remaining life	average	Number	Weighted average
Range of exercise prices	outstanding	in years	exercise price	exercisable	exercise price
$ 1.82 - $9.31	1,254,581	6.70	$7.7238	785,459	$7.6747
9.50 - 11.35	1,171,608	6.62	10.5966	660,479	10.7128
11.38 - 12.75	1,159,150	5.99	11.9718	780,739	11.9617
13.00 - 15.24	1,194,593	4.74	14.1976	1,194,593	14.1976
15.53 - 20.70	986,454	6.17	17.4663	982,192	17.4742

1.82 - 20.70	5,766,386	6.04	$12.1692	4,403,462	$12.8458

Restricted Stock Activity

		Weighted-Average
	Shares	Stock Price
Balance at December 31, 2005	—	$—
Granted	15,566	11.56
Vested	(14,269)	11.56
Forfeited	—	—

Nonvested at December 31, 2006	1,297	$11.56

Preferred Stock
     The Company has authorized 5,000,000 shares of preferred stock, of which 1,600,000 are designated Series A Participating Preferred Stock (the “Preferred Stock”). The Board of Directors of Ligand has the authority to issue the Preferred Stock in one or more series and to fix the designation, powers, preferences, rights, qualifications, limitations and restrictions of the shares of each such series, including the dividend rights, dividend rate, conversion rights, voting rights, rights and terms of redemption (including sinking fund provisions), liquidation preferences and the number of shares constituting any such series, without any further vote or action by the stockholders. The rights and preferences of Preferred Stock may in all respects be superior and prior to the rights of the common stock. The issuance of the Preferred Stock could decrease the amount of earnings and assets available for distribution to holders of common stock or adversely affect the rights and powers, including voting rights, of the holders of the common stock and could have the effect of delaying, deferring or preventing a change in control of Ligand. As of December 31, 2006 and 2005, there are no preferred shares issued or outstanding.
Shareholder Rights Plan
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
15. Collaborative Research and Development Agreements
     The Company is party to various research and development collaborations with large pharmaceutical companies including Eli Lilly and Company (“Lilly”), GlaxoSmithKline, Pfizer, Inc., TAP Pharmaceutical Products Inc., and Wyeth (formerly American Home Products). These arrangements generally provide for the license of certain technologies and a collaborative research period ranging from one to five years. Drugs resulting from these collaborations are then developed, manufactured and marketed by the corporate partners. The arrangements may provide for the Company to receive revenue from the transfer of technology rights at contract inception, collaborative research revenue during the research phase, milestone revenue for compounds moving through clinical development, and royalty revenue from the sale of drugs developed through the collaborative efforts.
     The following are details regarding significant collaborative arrangements that were in the research phase during the years ended December 31, 2006, 2005, and 2004.
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
     Collaborative research revenues recognized under the agreement in 2004 were $4.0 million. Research expenses incurred by the Company in support of the Lilly collaboration in 2004 were $3.6 million. The agreement further provides for milestones moving through the development stage and royalties ranging from 5.0% to 12.0% on annual net sales of drugs resulting from the collaboration. Net milestone revenue of $1.2 million was earned in 2005. No milestone revenue was earned in 2006 and 2004.
     In May 2006, after review of all preclinical and clinical data including recently completed two year animal safety studies, Lilly informed us that it had decided not to pursue further development of LY818 (“naveglitazar”), a compound in Phase II development for the treatment of Type II diabetes, at this time. Naveglitazar, a dual PPAR agonist, was developed through our collaborative research and development agreement with Lilly. This decision was specific with regard to naveglitazar.
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
     Collaborative research revenues recognized under the agreement for the years ended December 31, 2006, 2005, and 2004 were $1.7 million, $3.5 million, and $3.8 million, respectively. Research expenses incurred by the Company in support of the TAP collaboration for the years ended December 31, 2006, 2005, and 2004 were $2.1 million, $3.6 million, and $2.9 million, respectively. The agreement further provides for milestones moving through the development stage and royalties ranging from 6.0% to 12.0% on annual net sales of drugs resulting from the collaboration. The Company did not earn milestone revenue under the agreement in 2006. The Company earned net milestone revenue under the agreement of $1.1 million and $0.8 million in 2005 and 2004, respectively.
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
     Shares of Exelixis as of December 31, 2005 were classified as available for sale investments. These shares were carried at fair value, with unrealized gains and losses included as a separate component of stockholders’ deficit. The net unrealized gain on these shares as of December 31, 2005 was $0.8 million. During 2005, the Company sold approximately 247,000 shares for net proceeds of $1.9 million. During 2006, the Company sold the remaining shares for net proceeds of $3.9 million. The Company recognized a gain of $1.2 million in 2006 and a loss of $0.2 million in 2005 on these sales, which are included in other income (expense) in the accompanying consolidated statements of operations.
17. Income Taxes
     At December 31, 2006, the Company has both federal and state net operating loss carryforwards of approximately $405.5 million and $165.4 million, respectively, which will begin expiring in 2007. The Company has $16.4 million of federal research and development credits carryforwards, which will begin expiring in 2007 and $10.0 million of California research and development credits that have no expiration date.
     Pursuant to Internal Revenue Code Sections 382 and 383, use of net operating loss and credit carryforwards may be limited if there were changes in ownership of more than 50%. The Company has completed a Section 382 study for Ligand, excluding Glycomed and Seragen, and has determined that Ligand had an ownership change in September 2005. As a result of this ownership change, utilization of Ligand’s net operating losses and credits are subject to limitations under Internal Revenue Code Sections 382 and 383. The information necessary to determine if an ownership change related to Glycomed and Seragen occurred prior to their acquisition by Ligand is not currently available. Accordingly, such tax net operating loss and credit carryforwards are not reflected in the Company’s deferred tax assets. If information becomes available in the future to substantiate the amount of these net operating losses and credits not limited by Section 382 and 383, the Company will record the deferred tax assets at such time.
     The Company’s research and development credits pertain to federal and California jurisdictions. These jurisdictions require that the Company create minimum documentation and support. The Company has recently completed a formal study and believes that it maintains sufficient documentation to support the amounts of the research and development credits.
     Overall, the Company’s 2006 net income tax expense (continuing and discounted operations) of $0.7 million is comprised of $0.6 million, $0.05 million and $0.07 million for federal, state and foreign, respectively. Reflected in the income tax expense of $0.7 million is income tax expense of $39.1 million from discontinued operations offset by income tax benefit of $38.4 million from continuing operations reflecting the utilization of losses from continuing operations against income from discontinued operations. The net tax expense reflects the net tax due on taxable income for 2006 that was not fully offset by net operating losses and research and development credit carryforwards due to federal and state alternative minimum tax requirements.
The components of the income tax benefit (provision) for continuing operations are as follows (in thousands):

	Years Ended December 31,
	2006	2005	2004
Current Benefit (Provision):
Federal	$33,203	$—	$(81)
State	5,211	—	(98)

	38,414	—	(179)

Deferred Benefit (Provision):
Federal	—	—	—
State	—	—	—

	$38,414	$—	$(179)

     Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2006 and 2005 are shown below. A valuation allowance has been recognized to fully offset the net deferred tax assets as of December 31, 2006 and 2005 as realization of such assets is uncertain.

	December 31,
	2006	2005
	(in thousands)
Deferred liabilities:
Purchased intangible assets	$—	$(7,184)

Total deferred tax liabilities	—	(7,184)

Deferred assets:

Net operating loss carryforwards	143,386	192,274
Research and AMT credit carryforwards	23,629	35,736
Capitalized research and development	1,524	8,028
Fixed assets and intangibles	4,288	5,610
Accrued expenses	16,450	36,130
Deferred revenue	9,825	29,968
Oncology sale escrow	7,469	—
Organon termination liability	34,852	—
Deferred sale leaseback	10,898	—
Other	1,326	68

	253,647	307,814

Valuation allowance for deferred tax assets	(253,647)	(300,630)

Net deferred tax assets	$—	$—

     As of December 31, 2006, approximately $6.9 million of the valuation allowance for deferred tax assets related to benefits of stock option deductions which, when recognized, will be allocated directly to paid-in capital. For the year ended December 31, 2006, stock option deductions did not impact the valuation allowance through paid-in capital. For the years ended December 31, 2005 and 2004, approximately $0.1 million and $1.3 million, respectively, of the change in the valuation allowance is related to benefits of stock option deductions. Additionally, other changes to the valuation allowance allocated directly to accumulated other comprehensive income (loss) are related to unrealized gains and losses on foreign currency transactions of $0.4 million, $(0.2) million, and $(0.1) million for the years ended December 31, 2006, 2005, and 2004, respectively.
     A reconciliation of income tax benefit (expense) for continuing operations to the amount computed by applying the statutory federal income tax rate to loss from continuing operations is summarized as follows (in thousands):

	Years Ended December 31,
	2006	2005	2004
Amounts computed at statutory federal rate	$59,253	$10,700	$7,679

State taxes net of federal benefit	7,462	1,535	194
Meals & entertainment	(113)	(134)	(171)
Stock-based compensation	(306)	—	—
Adjustment to NOLs and R&D tax credits	(49,227)	—	—
Federal research and development credits	353	513	1,253
Nexus LLC acquisition	—	—	1,159
Change in valuation allowance	20,992	(12,603)	(10,291)
Other	—	(11)	(2)

	$38,414	$—	$(179)

     A reconciliation of income tax expense for discontinued operations to the amount computed by applying the statutory federal income tax rate to income or loss from discontinued operations is summarized as follows (in thousands):

	Years Ended December 31,
	2006	2005	2004
Amounts computed at statutory federal rate	$(48,705)	$1,655	$7,662
State taxes net of federal benefit	(2,769)	237	191
Effect of foreign operations	(70)	(59)	(54)
Stock-based compensation	(102)	—	—
Change in valuation allowance	12,511	(1,892)	(7,853)

	$(39,135)	$(59)	$(54)

18. New Accounting Pronouncements
     In November 2005, the FASB issued Staff Positions (“FSPs”) Nos. FSPs 115-1 and 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, in response to EITF 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“EITF 03-1”). FSPs 115-1 and 124-1 provide guidance regarding the determination as to when an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss. FSPs 115-1 and 124-1 also include accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than temporary-impairments. These requirements are effective for annual reporting periods beginning after December 15, 2005. The adoption of the impairment guidance contained in FSPs 115-1 and 124-1 did not have a material impact on the Company’s consolidated results of operations or financial position.
     In November 2004, the FASB issued SFAS No. 151, Inventory Pricing (“SFAS 151”). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This statement requires that those items be recognized as current-period charges. In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS 151 did not have a material impact on the Company’s consolidated results of operations or financial position.
     In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments (“SFAS 155”) which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”) and SFAS 140, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 140”). Specifically, SFAS 155 amends SFAS 133 to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided the whole instrument is accounted for on a fair value basis. Additionally, SFAS 155 amends SFAS 140 to allow a qualifying special purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 applies to all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006, with early application allowed. The adoption of SFAS 155 is not expected to have a material impact on the Company’s consolidated results of operations or financial position.
     In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets (“SFAS 156”) to simplify accounting for separately recognized servicing assets and servicing liabilities. SFAS 156 amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Additionally, SFAS 156 applies to all separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006, although early adoption is permitted. The adoption of SFAS 156 is not expected to have a material impact on the Company’s consolidated results of operations or financial position.
     In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109. It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. While the analysis of the impact of FIN 48 is not yet complete, the Company does not expect that the adoption of FIN 48 will have a material impact on its consolidated financial statements.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements where fair value has previously been concluded to be the relevant measurement attribute. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company will adopt SFAS 157 in the first interim period of fiscal 2008 and is evaluating the impact, if any, that the adoption of this statement will have on its results of consolidated operations and financial position.
     In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statement No. 87, 88, 106 and 132(R) (“FAS S158”). Under SFAS 158, companies must recognize a net liability or asset to report the funded status of their defined benefit pension and other postretirement benefit plans (collectively referred to herein as “benefit plans”) on their balance sheets, starting with balance sheets as of December 31, 2006 if they are a calendar year-end public company. SFAS 158 also changed certain disclosures related to benefit plans. The adoption of SFAS 158 did not have a material impact on the Company’s consolidated results of operations or financial position.
     In September 2006, the SEC released Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides guidance on how the effects of prior-year uncorrected financial statement misstatements should be considered in quantifying a current year misstatement. SAB 108 requires registrants to quantify misstatements using both an income statement (rollover) and balance sheet (iron curtain) approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. If prior year errors that had been previously considered immaterial are now considered material based on either approach, no restatement is required as long as management properly applied its previous approach and all relevant facts and circumstances were considered. If prior years are not restated, the cumulative effect adjustment is recorded in opening retained earnings as of the beginning of the fiscal year of adoption. SAB 108 is effective for fiscal years ending on or after November 15, 2006. The adoption of SAB 108 did not have a material impact on the Company’s consolidated results of operations or financial position.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS 159 apply only to entities that elect the fair value option; however, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. The Company will adopt SFAS 159 in the first interim period of fiscal 2008 and is evaluating the impact, if any, that the adoption of this statement will have on its consolidated results of operations and financial position.
19. Summary of Unaudited Quarterly Financial Information
     The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2006 and 2005 (in thousands, except per share amounts).

	Quarter ended
	March 31	June 30	September 30	December 31
2006
Product sales	$32,495	$33,651	$36,707	$34,130
Collaborative research and development and other revenues	2,914	1,063	—	—
Total revenues	35,409	34,714	36,707	34,130
Cost of products sold	5,594	5,374	5,800	5,874
Research and development costs	8,325	10,220	10,468	12,913
Selling, general and administrative	17,683	20,309	20,085	21,671
Co-promotion	10,957	10,923	11,776	3,799
Co-promotion termination charges	136,241	3,096	3,643	(11,902)
Total operating costs and expenses	178,800	49,922	51,772	32,355
Gain on sale leaseback	—	—	—	3,119
Other expense, net	(1,786)	(1,425)	(1,904)	(388)
Income tax benefit	1,186	276	828	36,124
Income (loss) from continuing operations	(143,991)	(16,357)	(16,141)	40,630
Discontinued operations	1,762	397	1,223	100,734
Net income (loss)	$(142,229)	$(15,960)	$(14,918)	$141,364
Basic per share amounts:
Income (loss) from continuing operations	(1.86)	(0.21)	(0.21)	0.46
Discontinued operations	0.02	0.01	0.02	1.15
Net income (loss)	$(1.84)	$(0.20)	$(0.19)	$1.61
Weighted average number of common shares	77,497	78,540	78,670	87,678
Diluted per share amounts:
Income (loss) from continuing operations	(1.86)	(0.21)	(0.21)	0.42
Discontinued operations	0.02	0.01	0.02	1.00
Net income (loss)	$(1.84)	$(0.20)	$(0.19)	$1.42
Weighted average number of common shares	77,497	78,540	78,670	100,460

	Quarter ended
	March 31	June 30	September 30	December 31
2005
Product sales	$21,997	$27,462	$29,908	$33,426
Collaborative research and development and other revenues	1,862	3,987	2,095	2,273
Total revenues	23,859	31,449	32,003	35,699
Cost of products sold	5,525	6,040	6,422	5,103
Research and development costs	8,216	7,651	7,920	9,309
Selling, general and administrative	13,698	14,951	14,484	13,035
Co-promotion	7,740	6,966	7,766	10,029
Total operating costs and expenses	35,179	35,608	36,592	37,476
Other expense, net	(2,668)	(2,386)	(2,695)	(1,876)
Income tax expense	—	—	—	—
Loss from continuing operations	(13,988)	(6,545)	(7,284)	(3,653)
Discontinued operations	(4,484)	(2,379)	1,003	931
Net loss	$(18,472)	$(8,924)	$(6,281)	$(2,722)
Basic and diluted per share amounts:
Loss from continuing operations	(0.19)	(0.09)	(0.10)	(0.05)
Discontinued operations	(0.06)	(0.03)	0.02	0.01
Net loss	$(0.25)	$(0.12)	$(0.08)	$(0.04)
Weighted average number of common shares	73,916	74,037	74,041	74,058
20. NASDAQ Relisting
     On June 12, 2006, NASDAQ approved the Company’s application for relisting its common stock on the NASDAQ Global Market (formerly NASDAQ National Market). The Company commenced trading on the NASDAQ Global Market on June 14, 2006, under the symbol “LGND.” The Company’s common stock was previously delisted from the NASDAQ National Market on September 7, 2005.
21. Sale Leaseback
     On October 25, 2006, the Company, along with its wholly-owned subsidiary Nexus, entered into an agreement with Slough for the sale of the Company’s real property located in San Diego, California for a purchase price of approximately $47.6 million. This property, with a net book value of approximately $14.5 million, included one building totaling approximately 82,500 square feet, the land on which the building is situated, and two adjacent vacant lots. As part of the sale transaction, the Company agreed to leaseback the building for a period of 15 years, as further described below. In connection with the sale transaction, on November 6, 2006, the Company also paid off the existing mortgage on the building of approximately $11.6 million (see Note 10). The early payment triggered a prepayment penalty of approximately $0.4 million. The sale transaction subsequently closed on November 9, 2006.
     Under the terms of the lease, the Company pays a basic annual rent of $3.0 million (subject to an annual fixed percentage increase, as set forth in the agreement), plus a 1% annual management fee, property taxes and other normal and necessary expenses associated with the lease such as utilities, repairs and maintenance, etc. The Company has the right to extend the lease for two five-year terms and will have the first right of refusal to lease, at market rates, any facilities built on the sold lots.
     In accordance with SFAS 13, Accounting for Leases, the Company recognized an immediate pre-tax gain on the sale transaction of approximately $3.1 million and deferred a gain of approximately $29.5 million on the sale of the building. The deferred gain is recognized on a straight-line basis over the 15 year term of the lease at a rate of approximately $2.0 million per year; the amount of the deferred gain recognized in 2006 was $0.3 million.

22. Resignation of CEO and Appointment of New CEO
     On July 31, 2006, the Company entered into a separation agreement with David Robinson providing for Mr. Robinson’s resignation as Chairman, President, and Chief Executive Officer of the Company. Under the separation agreement, Mr. Robinson received his base salary and certain benefits for 24 months, payable in five equal monthly installments beginning August 1, 2006 and ending December 1, 2006. In addition, the agreement provided for the immediate vesting of Mr. Robinson’s unvested stock options and an extension of the exercise period of his options to January 15, 2007. In connection with the resignation, the Company recognized expense of approximately $1.9 million in 2006, comprised of cash payments of $1.4 million and stock-based compensation of $0.5 million associated with the modification of the vesting and exercise period of the stock options.
     On August 1, 2006, the Company announced that current director Henry F. Blissenbach had been named Chairman and interim Chief Executive Officer. The Company agreed to pay Dr. Blissenbach $40,000 per month, commencing August 1, 2006 for his services as Chairman and interim Chief Executive Officer. In addition, Dr. Blissenbach was eligible to receive incentive compensation of up to 50% of his base salary, but not more than $100,000, based upon his performance of certain objectives incorporated within the employment agreement which the Company and Dr. Blissenbach entered into. Also, Dr. Blissenbach received a stock option grant to purchase 150,000 shares of the Company’s common stock at an exercise price of $9.20 per share. These stock options vested upon the appointment of a new chief executive officer in January 2007 as further discussed below. Finally, the Company reimbursed Dr. Blissenbach for all reasonable expenses incurred in discharging his duties as interim Chief Executive Officer, including, but not limited to commuting costs to San Diego and living and related costs during the time he spent in San Diego.
     On January 15, 2007, the Company announced that John L. Higgins had joined the Company as Chief Executive Officer and President. Mr. Higgins succeeded Dr. Blissenbach, who continues as Chairman of the Board of Directors. The Company has agreed to pay Mr. Higgins an annual salary of $400,000, with his employment commencing as of January 10, 2007. In addition, Mr. Higgins has a performance bonus opportunity with a target of 50% of his salary, up to a maximum of 75%, and received a restricted stock grant of 150,000 shares of the Company’s common stock vesting over two years. The Company also provided Mr. Higgins with a lump-sum relocation benefit of $100,000. Mr. Higgins’ employment agreement provides for severance payments and benefits in the event that employment is terminated under various scenarios, such as a change in control of the Company.
23. Reductions in Workforce
     In December 2006, and following the sale of the Company’s oncology product line to Eisai, the Company entered into a plan to eliminate 40 employee positions, across all functional areas, which were no longer deemed necessary considering the Company’s decision to sell its commercial assets. Additionally, the Company terminated 23 AVINZA sales representatives and regional business managers who were not offered positions with King or declined King’s offer of employment. The affected employees were informed of the plan in December 2006 with an effective termination date of January 2, 2007. In connection with the termination plan, the Company recognized operating expenses of approximately $2.9 million in the fourth quarter of 2006, comprised of one-time severance benefits of $2.3 million, stock compensation of $0.3 million, and other costs of $0.3 million. The stock compensation charge resulted from the accelerated vesting and extension of the exercise period of stock options in accordance with severance arrangements of certain senior management members. The Company paid $0.5 million in December 2006 and the remaining balance in January 2007.
     As more fully discussed in Note 24, the Company announced another restructuring plan on January 31, 2007 calling for the elimination of an additional 204 positions.
24. Subsequent Events (Unaudited)
Appointment of New CEO
     As more fully discussed in Note 22, in January 2007 the Company announced the appointment of John L. Higgins as Chief Executive Officer and President.

Reduction in Workforce
     On January 31, 2007, the Company announced an additional restructuring plan calling for the elimination of approximately 204 positions across all functional areas. This reduction was made in connection with the efforts to refocus the Company, following the sale of the Company’s commercial assets, as a smaller, highly focused research and development and royalty-driven biotech company. Associated with the restructuring and refocused business model, several of the Company’s executive officers agreed to step down including the Chief Financial Officer, Chief Scientific Officer and General Counsel. The Company also announced that primary operations are expected to be consolidated into one building with the goal to sublet un-utilized space. In connection with the restructuring, the Company expects to take a charge to earnings, the majority of which will be recorded in the first quarter of 2007, of approximately $10.8 million, comprised of one-time severance benefits of $7.5 million, stock compensation of $2.2 million, and other costs of $1.1 million. The stock compensation charge results from the accelerated vesting and extension of the exercise period of stock options in accordance with severance arrangements of certain senior management members.
Sale of AVINZA Product Line
     On September 6, 2006, Ligand and King Pharmaceuticals, Inc. (“King”), entered into a purchase agreement (the “AVINZA Purchase Agreement”), pursuant to which King agreed to acquire all of the Company’s rights in and to AVINZA in the United States, its territories and Canada, including, among other things, all AVINZA inventory, records and related intellectual property, and assume certain liabilities as set forth in the AVINZA Purchase Agreement (collectively, the “Transaction”). In addition, King, subject to the terms and conditions of the AVINZA Purchase Agreement, agreed to offer employment following the closing of the Transaction (the “Closing”) to certain of the Company’s existing AVINZA sales representatives or otherwise reimburse the Company for agreed upon severance arrangements offered to any such non-hired representatives.
     Pursuant to the AVINZA Purchase Agreement, at Closing on February 26, 2007 (the “Closing Date”), the Company received $280.4 million in net cash proceeds, which is net of $15.0 million that was funded into an escrow account to support potential indemnification claims made by King following the Closing. The net cash received includes the purchase price of $246.3 million which is net of an adjustment of approximately $12.7 million due to estimated retail inventory levels of AVINZA at the Closing Date exceeding targeted levels. This adjustment is subject to the outcome of final studies and review by King which could therefore result in a subsequent adjustment to the net purchase price. The purchase price also reflects a reduction of $6.0 million for anticipated higher cost of goods for King related to the Cardinal Health PTS, LLC (“Cardinal”) manufacturing and packaging agreement (see Note 12). At the closing, Ligand agreed to not assign the Cardinal agreement to King, wind down the contract, and remain responsible for any resulting liabilities. The Company will record a charge as a reduction to the gain on the sale of the AVINZA product line in the first quarter of 2007 for any liabilities incurred in connection with the winding down of the Cardinal agreement.

     The net cash received also includes reimbursement of $47.8 million for co-promote termination payments which had previously been paid to Organon, $0.9 million of interest Ligand paid King on a loan that was repaid in January 2007, and $0.5 million of severance expense for AVINZA sales representatives not offered positions with King. A summary of the net cash proceeds is as follows (in thousands):

Purchase price	$265,000
Reimbursement of Organon payments	47,750
Repayment of interest on King loan	883
Reimbursement of sales representative severance costs	453

314,086

Less retail pharmacy inventory adjustment	(12,687)
Less cost of goods manufacturing adjustment	(6,000)

295,399
Less funds placed into escrow	(15,000)

Net cash proceeds	$280,399

     King also assumed Ligand’s co-promote termination obligation to make payments to Organon based on net sales of AVINZA (approximately $93.3 million as of December 31, 2006). As Organon has not consented to the legal assignment of the co-promote termination obligation from Ligand to King, Ligand remains liable to Organon in the event of King’s default of this obligation. The Company also incurred approximately $7.2 million in transaction fees and other costs associated with the sale that are not reflected in the net cash proceeds. This amount includes approximately $3.6 million for investment banking services and related expenses which have not yet been paid. The Company is disputing that these fees are owed to the investment banking firm.
     In addition to the assumption of existing royalty obligations, King will pay Ligand a 15% royalty on AVINZA net sales during the first 20 months after Closing. Subsequent royalty payments will be based upon calendar year net sales. If calendar year net sales are less than $200.0 million, the royalty payment will be 5% of all net sales. If calendar year net sales are greater than $200.0 million, the royalty payment will be 10% of all net sales less than $250.0 million, plus 15% of net sales greater than $250.0 million.
     In connection with the sale, the Company has agreed to indemnify King for a period of 16 months after the closing for a number of specified matters including the breach of the Company’s representations, warranties and covenants contained in the asset purchase agreement, and in some cases for a period of 30 months following the closing of the asset sale. Under the Company’s agreement with King, $15.0 million of the total upfront cash payment was deposited into an escrow account to secure the Company’s indemnification obligations to King following the closing.
     The Company’s indemnification obligations under the asset purchase agreements could cause Ligand to be liable to King under certain circumstances, in excess of the amount set forth in the escrow account. The AVINZA asset purchase agreement also allows King, under certain circumstances, to set off indemnification claims against the royalty payments payable to the Company. Under the asset purchase agreement, the Company’s liability for any indemnification claim brought by King is generally limited to $40.0 million. However, the Company’s obligation to provide indemnification on certain matters is not subject to this indemnification limit. For example, the Company agreed to retain, and provide indemnification without limitation to King for all liabilities arising under certain agreements with Cardinal Health PTS, LLC related to the manufacture of AVINZA. The Company cannot predict the liabilities that may arise as a result of these matters. Any liability claims related to these matters or any indemnification claims made by King could materially and adversely affect the Company’s financial condition.
     In connection with the Transaction, King loaned the Company, at the Company’s option, $37.8 million (the “Loan”) which was used to pay the Company’s co-promote termination obligation to Organon due October 15, 2006. This loan was drawn, and the $37.8 million co-promote liability settled in October 2006. Amounts due under the loan were subject to certain market terms, including a 9.5% interest rate. In addition, and as a condition of the loan, $38.6 million of the funds received from Eisai was deposited into a restricted account to be used to repay the loan to King, plus interest. The Company repaid the loan plus interest in January 2007. As noted above, King refunded the interest to the Company on the Closing Date.
     Also on September 6, 2006, the Company entered into a contract sales force agreement (the “Sales Call Agreement”) with King, pursuant to which King agreed to conduct a sales detailing program to promote the sale of AVINZA for an agreed upon fee, subject to the terms and conditions of the Sales Call Agreement. Pursuant to the Sales Call Agreement, King agreed to perform certain minimum monthly product details (i.e. sales calls), which commenced effective October 1, 2006 and continued until the Closing Date. The amount due to King under the Sales Call Agreement as of December 31, 2006 is approximately $3.8 million.
     The following table summarizes product sales and cost of products sold information for AVINZA for 2006, 2005 and 2004 included in the consolidated statements of operations (in thousands):

	Years Ended December 31,
	2006	2005	2004
Product sales	$136,983	$112,793	$69,470
Cost of products sold	(22,642)	(23,090)	(18,264)

Gross margin	$114,341	$89,703	$51,206

Potential Dividend/Modification to 2002 Stock Incentive Plan
     The Company’s Board of Directors is evaluating the distribution of a substantial portion of the net cash proceeds from the asset sales transactions to the Company’s stockholders in the form of a special dividend following the consummation of the AVINZA sale transaction. The Board has not determined the amount of any such special dividend, and the amount available for such a dividend depends on a number of factors including the Company’s capital surplus, cash on hand and estimated cash needs for the Company’s continuing business. Additionally, in February 2007 the Company’s stockholders approved a modification to the 2002 Stock Incentive Plan (the “2002 Plan”) to allow equitable adjustments to be made to options outstanding under the 2002 Plan in the event of a special cash dividend. Given that such modification was made in contemplation of the special dividend under consideration, any such adjustments to outstanding options would result in the recognition of compensation expense in the Company’s consolidated statement of operations under the requirements of Statement of Financial Accounting Standard No 123(R) Share-Based Payment (“SFAS 123(R)”). Any such expense could be material.
Change in Board of Directors/Funding of Legacy Director Indemnity Fund
     On March 1, 2007, the Company announced the resignation of directors John Groom, Irving S. Johnson, Ph.D., Daniel Loeb, Carl C. Peck, M.D. and Brigette Roberts, M.D. and the appointment of four new directors, John L. Higgins, our President and Chief Executive Officer, Todd C. Davis, Elizabeth M. Greetham and David M. Knott. Also, on March 1, 2007, the Company entered into an indemnity fund agreement, which established in a trust account with Dorsey & Whitney LLP, counsel to Company’s independent directors and to the Audit Committee of the Company’s Board of Directors, a $10.0 million indemnity fund to support the Company’s existing indemnification obligations to continuing and departing directors in connection with the ongoing SEC investigation and related matters.
The Salk Institute for Biological Studies (“Salk”) Allegations
     In March 2007, the Company received a letter from legal counsel to The Salk Institute for Biological Studies (“Salk”) alleging that the Company owes Salk royalties on prior product sales of Targretin as well as a percentage of the amounts received from Eisai Co., Ltd. (Tokyo) and Eisai Inc. (New Jersey) that are attributable to Targretin with respect to the Company’s sale of its Oncology Product Line to Eisai that was completed in October 2006. Salk alleges that they are owed at least 25% of the consideration paid by Eisai for that portion of Ligand’s oncology product line and associated assets attributable to Targretin. The Company has reviewed these matters and does not believe it has any financial obligations to Salk pertaining to Targretin. Accordingly, the Company intends to vigorously oppose any Salk claim for payment related to these matters.
Subsequent Stock Issuance
     Subsequent to December 31, 2006 and through February 28, 2006, the Company has issued 457,276 additional shares of common stock, consisting of 150,000 shares pursuant to the restricted stock grant relating to the hiring of the CEO and 307,276 shares relating to the exercises of stock options.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
(a) Disclosure Controls and Procedures
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
     In connection with the preparation of this Form 10-K for the year ended December 31, 2006, management, under the supervision of the CEO and CFO, conducted an evaluation of disclosure controls and procedures. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2006.
(b) Management’s Report on Internal Control over Financial Reporting
     Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of the Company’s financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect the Company’s transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of the Company’s financial statements; providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on the Company’s financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of the Company’s financial statements would be prevented or detected.
     Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2006.
     There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2006, except as noted in (c) and (d) below, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
     BDO Seidman LLP, the Company’s independent registered public accountants, has audited this assessment of the Company’s internal control over financial reporting; their report is included in Item 9A.
(c) Changes in Internal Control over Financial Reporting
     As disclosed in the Company’s 2005 Annual Report on Form 10-K, the Company reported the following material weaknesses in internal control over financial reporting:
•	Revenue Recognition. The Company previously reported that it did not have effective controls and procedures to ensure that revenues were recognized in accordance with generally accepted accounting principles. As further discussed below, the Company implemented new revenue recognition models and related internal controls to remediate this weakness. Such remediation efforts, however, were not fully implemented until the fourth quarter of 2005. Management believes the controls with respect to revenue recognition were appropriately designed and effective at June 30, 2006 and continued to be effective at December 31, 2006, as further discussed in Item (d) below.

•	Record Keeping and Documentation. The Company previously reported that it did not have adequate record keeping and documentation supporting the decisions made and the accounting for complex transactions. As further discussed below, the Company implemented new procedures and controls to remediate this weakness. Such remediation efforts, however, were not fully implemented until the fourth quarter of 2005. Management believes the controls with respect to record keeping were appropriately designed and effective at June 30, 2006 and continued to be effective at December 31, 2006, as further discussed in Item (d) below.

•	Lack of Sufficient Qualified Accounting Personnel. The Company previously reported that it did not have adequate manpower in its accounting and finance department and lacked sufficient qualified accounting personnel to identify and resolve complex accounting issues in accordance with generally accepted accounting principles. As further discussed below, the Company appropriately designed the organization structure of its accounting and finance department and staffed key positions to remediate this weakness. Such remediation efforts, however, were not fully implemented until the second and third quarters of 2006. Management believes the controls, with respect to qualified accounting personnel, were appropriately designed and effective at September 30, 2006 and continued to be effective at December 31, 2006, as further discussed in Item (d) below.

•	Financial Statement Close Procedures. The Company previously reported that it did not have adequate financial reporting and close procedures. As further discussed below, the Company implemented new procedures and controls to remediate this weakness. Such remediation efforts, however, were not fully implemented until the fourth quarter of 2005. Management believes the controls with respect to financial statement close procedures were appropriately designed and effective at September 30, 2006 and continued to be effective at December 31, 2006, as further discussed in Item (d) below.

•	Internal Audit. The Company previously reported that it did not maintain an independent effective Internal Audit department. As further discussed below, in the second and third quarters of 2006, the Company staffed an internal audit department, including a Director of Internal Audit, and received Audit Committee approval for its internal audit plan and the internal audit charter. Effective the third quarter of 2006, the Company’s internal audit department was operating in accordance with the approved charter and began executing the approved internal audit plan. Accordingly, management believes that controls with respect to the existence of an independent, effective internal audit department were in place and operating at September 30, 2006 and continued to be effective at December 31, 2006, as further discussed in Item (d) below.

•	Spreadsheet Controls. In connection with the change in the Company’s revenue recognition for product sales from the sell-in method to the sell-through method in 2005, the use of spreadsheets became a pervasive and integral part of the Company’s financial accounting, quarter-end close, and financial reporting processes. As previously reported, the Company did not have effective end user general controls over the access, change management and validation of spreadsheets used in its financial processes, nor did the Company have formal policies and procedures in place relating to the use of spreadsheets. As more fully discussed below, management completed the implementation of policies and procedures relating to spreadsheet management which are designed to ensure that adequate control activities exist surrounding significant spreadsheets. These policies and procedures, which include controls relating to data integrity, version control, and restricted access to such spreadsheets, were implemented and considered to be operating effectively for the Company’s key revenue recognition spreadsheets as of September 30, 2006 and continued to be effective at December 31, 2006. These policies and procedures were fully implemented for all other key (non-revenue recognition) spreadsheets in the third quarter of 2006 and are considered to be effective at December 31, 2006.

•	Segregation of Duties. Management identified certain members of the Company’s accounting and finance department who had accounting system access rights that were incompatible with the current roles and duties of such individuals. This control deficiency was identified as of December 31, 2004. However, when considered in conjunction with the material weaknesses identified in 2005 surrounding internal audit and monitoring controls discussed herein, this control deficiency was elevated to a material weakness as of

December 31, 2005. In 2006, the Company terminated access rights for those individuals who were determined to have system access incompatible with their job functions. Management believes the controls with respect to segregation of duties were appropriately designed and effective at September 30, 2006 and continued to be effective at December 31, 2006.

•	Monitoring Controls. As a result of the demands placed on the Company’s accounting and finance department with respect to the Company’s accounting restatement in 2005, management did not properly maintain the Company’s documentation of internal control over financial reporting during 2005 to reflect changes in internal control over financial reporting and as a result did not substantively commence the process to update such documentation and complete its assessment until December 2005. Further, the restatement process which occurred in 2005 resulted in the delayed performance of certain control procedures in the period-end close process. Accordingly, management determined that this control deficiency constituted a material weakness as of December 31, 2005. As discussed below, management believes it has implemented procedures and controls in 2006 to ensure more timely maintenance of internal control documentation and execution of its monitoring controls over its internal controls over financial reporting and that such controls continued to be effective at December 31, 2006.
d) Remediation Steps to Address Material Weaknesses Identified in 2005
     The following describes the remediation steps taken by management in 2006 to address material weaknesses identified and disclosed in the Company’s 2005 Annual Report on Form 10-K:
Revenue Recognition
•	During 2005, the Company’s finance and accounting department, with the assistance of outside expert consultants, developed accounting models to recognize sales of its domestic products, except Panretin, under the sell-through revenue recognition method in accordance with generally accepted accounting principles. In connection with the development of these models, the Company also implemented a number of new and enhanced controls and procedures to support the sell-through revenue recognition accounting models. These controls and procedures include approximately 35 revenue models used in connection with the sell-through revenue recognition method including related contra-revenue models and demand reconciliations to support and assess the reasonableness of the data and estimates, which includes information and estimates obtained from third-parties.

•	During the fourth quarter of 2005, the accounting and finance department completed the implementation of procedures surrounding the month-end close process to ensure that the information and estimates necessary for reporting product revenues under the sell-through method to facilitate a timely period-end close were available.

•	A training program for employees and consultants involved in the revenue recognition accounting was developed and took place during the fourth quarter of 2005. In 2006, additional training was provided and updated as considered necessary.

•	The Company staffed the position of Senior Revenue Recognition Analyst in the second quarter of 2006 and implemented additional reviews over the revenue recognition area by senior accounting and finance personnel. The Company has not filled the position of Manager of Revenue Recognition. However, given the sale of the Company’s revenue-producing assets, the Company does not contemplate filling this position. Management believes that the measures identified above are sufficient to address the control considerations surrounding revenue recognition.
Record Keeping and Documentation
•	The Company has implemented improved procedures for analyzing, reviewing, and documenting the support for significant and complex transactions. Documentation for all complex transactions is now maintained by the Corporate Controller.

•	The Company’s accounting and finance and legal departments developed a formal internal policy during the fourth quarter of 2005 entitled “Documentation of Accounting Decisions,” regarding the preparation and maintenance of contemporaneous documentation supporting accounting transactions and contractual interpretations. The formal policy provides for enhanced communication between the Company’s finance and legal personnel.
Lack of Sufficient Qualified Accounting Personnel
•	The Company’s previous Director of Internal Audit resigned effective December 2, 2005. In December 2005, the Company retained a nationally recognized external consulting firm to assist the Internal Audit department and oversee the Company’s ongoing compliance effort under Section 404 of the Sarbanes Oxley Act of 2002 until a permanent replacement for the Company’s Director of Internal Audit was hired. During the second quarter of 2006, the Company hired a Director of Internal Audit, who is a certified public accountant and who commenced employment in May 2006.

•	During 2005, the Company engaged expert accounting consultants to assist the Company’s accounting and finance department with a number of activities, including the management and implementation of controls surrounding the Company’s new sell-through revenue recognition models, the administration of existing controls and procedures, preparation of the Company’s SEC filings and the documentation of complex accounting transactions.

•	During the second quarter of 2006, the Company hired additional senior accounting personnel who are certified public accountants including, a Director of Corporate Accounting, a Senior Accounting Manager, and a Director of Internal Audit, as discussed above. The Company also staffed the position of Senior Revenue Recognition Analyst through an internal transfer in the second quarter of 2006 and hired a senior internal auditor and internal audit staff member in the third quarter of 2006. Additionally, the Company hired a Director of Budget and Financial Analysis in August 2006 to replace the Senior Manager, Budget and Financial Analysis who left the Company in June 2006. Lastly, other open positions below the manager level have been sufficiently staffed with qualified consulting personnel.
Financial Statement Close Procedures
•	The Company has designed and implemented process improvements concerning the Company’s financial reporting and close procedures. A training session for all finance department employees and consultants involved in the financial statement close process took place during the fourth quarter of 2005. Additionally, an ongoing periodic training update/program has been implemented to conduct training sessions on a regular basis to provide training to its finance and accounting personnel and to review procedures for timely and accurate preparation and management review of documentation and schedules to support the Company’s financial reporting and period-end close process. As discussed above, the additional management personnel hired by the finance department will also help ensure that all documentation necessary for the financial reporting and period-end close procedures is properly prepared and reviewed.
Internal Audit
•	As discussed under the caption Lack of Sufficient Qualified Accounting Personnel above, the Company hired a Director of Internal Audit, who commenced employment in the second quarter of 2006 and staffed an internal audit department in the third quarter of 2006. Additionally, prior to the Director of Internal Audit commencing employment, the Company engaged and continues to use a nationally recognized external consulting firm to assist with internal audit services.

•	The internal audit charter and the internal audit plan for 2006 were approved by the Company’s Audit Committee during the third quarter of 2006. The Company’s internal audit department commenced execution of the approved internal audit plan during the third quarter of 2006.

Spreadsheet Controls
•	Revenue Spreadsheet Controls. The Company implemented new revenue recognition models and related internal controls to remediate this weakness. Such remediation efforts, however, were not fully implemented until the fourth quarter of 2005. Since June 30, 2006, the Company believes that the controls surrounding the revenue spreadsheets were appropriately designed and have been effective.

•	Non-Revenue Spreadsheet Controls. In 2006, management identified and categorized significant spreadsheets using qualitative measures of financial risk and complexity. After being inventoried, the spreadsheets were subject to standardized control activity testing, ensuring that any deficiencies in such spreadsheets relating to security, change management, input validation, documentation, and segregation of duties were addressed. Management completed the implementation of policies and procedures relating to spreadsheet management which are designed to ensure that adequate control activities exist surrounding significant spreadsheets. These policies and procedures, which include controls relating to data integrity, version control, and restricted access to such spreadsheets were fully implemented in the third quarter of 2006.
Segregation of Duties
     In 2006, management identified those members of the Company’s accounting and finance department who had accounting system access rights that were incompatible with the current roles and duties of such individuals and subsequently terminated the access rights for those individuals. On a quarterly basis, commencing with the first quarter of 2006, management monitors the accounting system access rights of those employees with access to the accounting software systems to identify any grants of incompatible user access rights or any user access rights resulting from subsequent changes or modifications to the Company’s internal control structure.
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

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting
To the Board of Directors and Stockholders
Ligand Pharmaceuticals Incorporated
San Diego, California
     We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Ligand Pharmaceuticals Incorporated and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
     A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.
     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
     In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s consolidated balance sheets as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity (deficit) and comprehensive loss, and cash flows for each of the years in the three year period ended December 31, 2006 and the schedule listed in the accompanying Item 15 and our report dated March 14, 2007 expressed an unqualified opinion on those consolidated financial statements and schedule.

/s/ BDO Seidman, LLP
Costa Mesa, California
March 14, 2007

Item 9B. Other Information
     None.
Part III
Item 10. Directors, Executive Officers and Corporate Governance
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
     The other information under Item 10 is hereby incorporated by reference from Ligand’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission on or prior to April 30, 2007. See also the identification of the executive officers following Item 4 of this Annual Report on Form 10-K.
Item 11. Executive Compensation
     Item 11 is hereby incorporated by reference from Ligand’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission on or prior to April 30, 2007.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     Item 12 is hereby incorporated by reference from Ligand’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission on or prior to April 30, 2007.
Item 13. Certain Relationships and Related Transactions, and Director Independence
     Item 13 is hereby incorporated by reference from Ligand’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission on or prior to April 30, 2007.
Item 14. Principal Accountant Fees and Services
     Item 14 is hereby incorporated by reference from Ligand’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission on or prior to April 30, 2007.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) The following documents are included as part of this Annual Report on Form 10-K.
(1) Financial statements
Index to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Stockholders’ Equity (Deficit)
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
(2) Schedules not included herein have been omitted because they are not applicable or the required information is in the consolidated financial statements or notes thereto.
(3) The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

Exhibit Number	Description
2.1(1)	Agreement and Plan of Reorganization dated May 11, 1998, by and among the Company, Knight Acquisition Corp. and Seragen, Inc. (Filed as Exhibit 2.1).

2.2 (1)	Option and Asset Purchase Agreement, dated May 11, 1998, by and among the Company, Marathon Biopharmaceuticals, LLC, 520 Commonwealth Avenue Real Estate Corp. and 660 Corporation. (Filed as Exhibit 10.3).

2.3 (19)	Asset Purchase Agreement among CoPharma, Inc., Marathon Biopharmaceuticals, Inc., Seragen, Inc. and the Company dated January 7, 2000. (The schedules referenced in this agreement have not been included because they are either disclosed in such agreement or do not contain information which is material to an investment decision (with certain confidential portions omitted). The Company agrees to furnish a copy of such schedules to the Commission upon request).

2.5 (1)	Form of Certificate of Merger for acquisition of Seragen, Inc. (Filed as Exhibit 2.2).

3.1 (1)	Amended and Restated Certificate of Incorporation of the Company. (Filed as Exhibit 3.2).

3.2 (1)	Bylaws of the Company, as amended. (Filed as Exhibit 3.3).

3.3 (2)	Amended Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Company.

3.4 (31)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company dated June 14, 2000.

3.5 (3)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company dated September 30, 2004.

3.6 (46)	Amendment to the Bylaws of the Company dated November 13, 2005. (Filed as Exhibit 3.1).

4.1 (4)	Specimen stock certificate for shares of Common Stock of the Company.

Exhibit Number	Description
4.2 (38)	Indenture dated November 26, 2002, between Ligand Pharmaceuticals Incorporated and J.P. Morgan Trust Company, National Association, as trustee, with respect to the 6% convertible subordinated notes due 2007. (Filed as Exhibit 4.3).

4.3 (38)	Form of 6% Convertible Subordinated Note due 2007. (Filed as Exhibit 4.4).

4.4 (38)	Pledge Agreement dated November 26, 2002, between Ligand Pharmaceuticals Incorporated and J.P. Morgan Trust Company, National Association. (Filed as Exhibit 4.5).

4.5 (38)	Control Agreement dated November 26, 2002, among Ligand Pharmaceuticals Incorporated, J.P. Morgan Trust Company, National Association and JP Morgan Chase Bank. (Filed as Exhibit 4.6).

4.6 (61)	2006 Preferred Shares Rights Agreement, by and between Ligand Pharmaceuticals Incorporated and Mellon Investor Services LLC, dated as of October 13, 2006. (Filed as Exhibit 4.1)

10.1 (52)	Second Amendment to Non-Qualified Deferred Compensation Plan.

10.2 (52)	Letter Agreement by and between the Company and Tod G. Mertes dated as of December 8, 2005.

10.3 (4)	Form of Stock Issuance Agreement.

10.30 (4)	Form of Proprietary Information and Inventions Agreement.

10.31 (4)	Agreement, dated March 9, 1992, between the Company and Baylor College of Medicine (with certain confidential portions omitted).

10.33 (4)	License Agreement, dated November 14, 1991, between the Company and Rockefeller University (with certain confidential portions omitted).

10.34 (4)	License Agreement and Bailment, dated July 22, 1991, between the Company and the Regents of the University of California (with certain confidential portions omitted).

10.35 (4)	Agreement, dated May 1, 1991, between the Company and Pfizer Inc (with certain confidential portions omitted).

10.36 (4)	License Agreement, dated July 3, 1990, between the Company and the Brigham and Woman’s Hospital, Inc. (with certain confidential portions omitted).

10.38 (4)	License Agreement, dated January 5, 1990, between the Company and the University of North Carolina at Chapel Hill (with certain confidential portions omitted).

10.41 (4)	License Agreement, dated October 1, 1989, between the Company and Institute Pasteur (with certain confidential portions omitted).

10.43 (4)	License Agreement, dated June 23, 1989, between the Company and La Jolla Cancer Research Foundation (with certain confidential portions omitted).

10.46 (4)	Form of Indemnification Agreement between the Company and each of its directors.

10.47 (4)	Form of Indemnification Agreement between the Company and each of its officers.

10.58 (4)	Stock Purchase Agreement, dated September 9, 1992, between the Company and Glaxo, Inc.

10.59 (4)	Research and Development Agreement, dated September 9, 1992, between the Company and Glaxo, Inc. (with certain confidential portions omitted).

Exhibit Number	Description
10.60 (4)	Stock Transfer Agreement, dated September 30, 1992, between the Company and the Rockefeller University.

10.61 (4)	Stock Transfer Agreement, dated September 30, 1992, between the Company and New York University.

10.62 (4)	License Agreement, dated September 30, 1992, between the Company and the Rockefeller University (with certain confidential portions omitted).

10.67 (4)	Letter Agreement, dated September 11, 1992, between the Company and Mr. Paul Maier.

10.73 (21)	Supplementary Agreement, dated October 1, 1993, between the Company and Pfizer, Inc. to Agreement, dated May 1, 1991.

10.78 (23)	Research, Development and License Agreement, dated July 6, 1994, between the Company and Abbott Laboratories (with certain confidential portions omitted). (Filed as Exhibit 10.75).

10.83 (23)	Option Agreement, dated September 2, 1994, between the Company and American Home Products Corporation, as represented by its Wyeth-Ayerst Research Division (with certain confidential portions omitted). (Filed as Exhibit 10.80).

10.93 (6)	Indemnity Agreement, dated June 3, 1995, between the Company, Allergan, Inc. and Allergan Ligand Retinoid Therapeutics, Inc.

10.97 (6)	Research, Development and License Agreement, dated December 29, 1994, between SmithKline Beecham Corporation and the Company (with certain confidential portions omitted).

10.98 (6)	Stock and Note Purchase Agreement, dated February 2, 1995, between SmithKline Beecham Corporation, S.R. One, Limited and the Company (with certain confidential portions omitted).

10.140 (28)	Promissory Notes, General Security Agreements and a Credit Terms and Conditions letter dated March 31, 1995, between the Company and Imperial Bank (Filed as Exhibit 10.101).

10.148 (24)	Lease, dated July 6, 1994, between the Company and Chevron/Nexus partnership, First Amendment to lease dated July 6, 1994.

10.149 (25)	Successor Employment Agreement, signed May 1, 1996, between the Company and David E. Robinson.

10.150 (7)	Master Lease Agreement, signed May 30, 1996, between the Company and USL Capital Corporation.

10.151 (25)	Settlement Agreement and Mutual Release of all Claims, signed April 20, 1996, between the Company and Pfizer, Inc. (with certain confidential portions omitted).

10.152 (25)	Letter Amendment to Abbott Agreement, dated March 14, 1996, between the Company and Abbott Laboratories (with certain confidential portions omitted).

10.153 (26)	Letter Agreement, dated August 8, 1996, between the Company and Dr. Andres Negro-Vilar.

10.155 (7)	Letter Agreement, dated November 4, 1996, between the Company and William Pettit.

10.157 (7)	Master Lease Agreement, signed February 13, 1997, between the Company and Lease Management Services.

10.158 (7)	Lease, dated March 7, 1997, between the Company and Nexus Equity VI LLC.

Exhibit Number	Description
10.161 (29)	Settlement Agreement, License and Mutual General Release between Ligand Pharmaceuticals and SRI/LJCRF, dated August 23, 1995 (with certain confidential portions omitted).

10.163 (30)	Extension of Master Lease Agreement between Lease Management Services and Ligand Pharmaceuticals dated July 29, 1997.

10.165 (8)	Amended and Restated Technology Cross License Agreement, dated September 24, 1997, among the Company, Allergan, Inc. and Allergan Ligand Retinoid Therapeutics, Inc.

10.167 (8)	Development and License Agreement, dated November 25, 1997, between the Company and Eli Lilly and Company (with certain confidential portions omitted).

10.168 (8)	Collaboration Agreement, dated November 25, 1997, among the Company, Eli Lilly and Company, and Allergan Ligand Retinoid Therapeutics, Inc. (with certain confidential portions omitted).

10.169 (8)	Option and Wholesale Purchase Agreement, dated November 25, 1997, between the Company and Eli Lilly and Company (with certain confidential portions omitted).

10.171 (8)	First Amendment to Option and Wholesale Purchase Agreement dated February 23, 1998, between the Company and Eli Lilly and Company (with certain confidential portions omitted).

10.172 (8)	Second Amendment to Option and Wholesale Purchase Agreement, dated March 16, 1998, between the Company and Eli Lilly and Company (with certain confidential portions omitted).

10.176 (10)	Secured Promissory Note, dated March 7, 1997, in the face amount of $3,650,000, payable to the Company by Nexus Equity VI LLC. (Filed as Exhibit 10.1).

10.177 (10)	Amended memorandum of Lease effective March 7, 1997, between the Company and Nexus Equity VI LLC. (Filed as Exhibit 10.2).

10.178 (10)	First Amendment to Lease, dated March 7, 1997, between the Company and Nexus Equity VI LLC. (Filed as Exhibit 10.3).

10.179 (10)	First Amendment to Secured Promissory Note, date March 7, 1997, payable to the Nexus Equity VI LLC. (Filed as Exhibit 10.4).

10.184 (11)	Letter agreement, dated May 11, 1998, by and among the Company, Eli Lilly and Company and Seragen, Inc. (Filed as Exhibit 99.6).

10.185 (1)	Amendment No. 3 to Option and Wholesale Purchase Agreement, dated May 11, 1998, by and between Eli Lilly and Company and the Company. (Filed as Exhibit 10.6).

10.186 (1)	Agreement, dated May 11, 1998, by and among Eli Lilly and Company, the Company and Seragen, Inc. (Filed as Exhibit 10.7).

10.188 (11)	Settlement Agreement, dated May 1, 1998, by and among Seragen, Inc., Seragen Biopharmaceuticals Ltd./Seragen Biopharmaceutique Ltee, Sofinov Societe Financiere D’Innovation Inc., Societe Innovatech Du Grand Montreal, MDS Health Ventures Inc., Canadian Medical Discoveries Fund Inc., Royal Bank Capital Corporation and Health Care and Biotechnology Venture Fund (Filed as Exhibit 99.2).

10.189 (11)	Accord and Satisfaction Agreement, dated May 11, 1998, by and among Seragen, Inc., Seragen Technology, Inc., Trustees of Boston University, Seragen LLC, Marathon Biopharmaceuticals, LLC, United States Surgical Corporation, Leon C. Hirsch, Turi Josefsen, Gerald S.J. and Loretta P. Cassidy, Reed R. Prior, Jean C. Nichols, Elizabeth C. Chen, Robert W. Crane, Shoreline Pacific Institutional Finance, Lehman Brothers Inc., 520 Commonwealth Avenue Real Estate Corp. and 660 Corporation (Filed as Exhibit 99.4).

Exhibit Number	Description
10.191 (10)	Letter of Agreement dated September 28, 1998 among the Company, Elan Corporation, plc and Elan International Services, Ltd. (with certain confidential portions omitted), (Filed as Exhibit 10.5).

10.198 (14)	Stock Purchase Agreement by and between the Company and Warner-Lambert Company dated September 1, 1999 (with certain confidential portions omitted). (Filed as Exhibit 10.2).

10.200 (14)	Nonexclusive Sublicense Agreement, effective September 8, 1999, by and among Seragen, Inc., Hoffmann-La Roche Inc. and F. Hoffmann-La Roche Ltd. (with certain confidential portions omitted). (Filed as Exhibit 10.4).

10.203 (14)	License Agreement effective June 30, 1999 by and between the Company and X-Ceptor Therapeutics, Inc. (with certain confidential portions omitted). (Filed as Exhibit 10.7).

10.218 (18)	Royalty Stream Purchase Agreement dated as of December 31, 1999 among Seragen, Inc., the Company, Pharmaceutical Partners, L.L.C., Bioventure Investments, Kft, and Pharmaceutical Royalties, LLC. (with certain confidential portions omitted).

10.220 (19)	Research, Development and License Agreement by and between Organon Company and Ligand Pharmaceuticals Incorporated dated February 11, 2000 (with certain confidential portions omitted).

10.224 (20)	Research, Development and License Agreement by and between Bristol Myers Squibb Company and Ligand Pharmaceuticals Incorporated dated May 19, 2000 (with certain confidential portions omitted).

10.230 (31)	Amended and Restated Registration Rights Agreement, dated as of June 29, 2000 among the Company and certain of its investors.

10.231 (2)	Marketing and Distribution Agreement with Ferrer Internacional S.A. to market and distribute Ligand Pharmaceuticals Incorporated products in Spain, Portugal and Greece. (Filed as Exhibit 10.3).

10.232 (2)	Marketing and Distribution Agreement with Ferrer Internacional S.A. to market and distribute Ligand Pharmaceuticals Incorporated products in Central and South America. (Filed as Exhibit 10.4).

10.235 (32)	Distributorship Agreement, dated February 29, 2001, between the Company and Elan Pharma International Limited (with certain confidential portions omitted).

10.238 (33)	Letter Agreement, dated May 17, 2001, between the Company and Gian Aliprandi.

10.239 (33)	Research, Development and License Agreement by and between the Company and TAP Pharmaceutical Products Inc. dated June 22, 2001 (with certain confidential portions omitted).

10.240 (34)	Letter Agreement, dated December 13, 2001, between the Company and Warner R. Broaddus, Esq.

10.242 (34)	First Addendum to Amended and Restated Registration Rights Agreement dated June 29, 2000, effective as of December 20, 2001.

10.244 (35)	Second Addendum to Amended and Restated Registration Rights Agreement dated June 29, 2000, effective as of March 28, 2002.

10.245 (35)	Purchase Agreement, dated March 6, 2002, between the Company and Pharmaceutical Royalties International (Cayman) Ltd.

10.246 (36)	Amended and Restated License Agreement Between The Salk Institute for Biological Studies and the Company (with certain confidential portions omitted).

Exhibit Number	Description
10.247 (37)	Amendment Number 1 to Purchase Agreement, dated July 29, 2002, between the Company and Pharmaceutical Royalties International (Cayman) Ltd.

10.250 (40)	Amended and Restated License and Supply Agreement, dated December 6, 2002, between the Company, Elan Corporation, plc and Elan Management Limited (with certain confidential portions omitted).

10.252 (40)	Amendment Number 1 to Amended and Restated Registration Rights Agreement, dated November 12, 2002, between the Company and Elan Corporation plc and Elan International Services, Ltd.

10.253 (40)	Second Amendment to Purchase Agreement, dated December 19, 2002, between the Company and Pharmaceuticals Royalties International (Cayman) Ltd.

10.254 (40)	Amendment Number 3 to Purchase Agreement, dated December 30, 2002, between the Company and Pharmaceuticals Royalties International (Cayman) Ltd. (with certain confidential portions omitted).

10.255 (40)	Purchase Agreement, dated December 30, 2002, between the Company and Pharmaceuticals Royalties International (Cayman) Ltd. (with certain confidential portions omitted).

10.256 (41)	Co-Promotion Agreement, dated January 1, 2003, by and between the Company and Organon Pharmaceuticals USA Inc. (with certain confidential portions omitted).

10.257 (42)	Letter Agreement, dated June 26, 2002, between the Company and James J. L’Italien, Ph.D.

10.258 (42)	Letter Agreement, dated May 20, 2003, between the Company and Tod G. Mertes.

10.259 (42)	Amendment No. 2 to Amended and Restated Registration Rights Agreement, dated June 25, 2003.

10.261 (43)	Letter Agreement, dated July 1, 2003, between the Company and Paul V. Maier.

10.262 (43)	Letter Agreement, dated July 1, 2003, between the Company and Ronald C. Eld.

10.263 (43)	Separation Agreement and General Release, effective July 10, 2003, between the Company and Thomas H. Silberg (with certain confidential portions omitted).

10.264 (44)	Option Agreement Between Investors Trust & Custodial Services (Ireland) Ltd., as Trustee for Royalty Pharma, Royalty Pharma Finance Trust and the Company, dated October 1, 2003 (with certain confidential portions omitted).

10.265 (44)	Amendment to Purchase Agreement Between Royalty Pharma Finance Trust and the Company, dated October 1, 2003 (with certain confidential portions omitted).

10.266 (44)	Manufacture and Supply Agreement between Seragen and Cambrex Bio Science Hopkinton, Inc., dated October 11, 2003 (with certain confidential portions omitted).

10.267 (53)	2002 Stock Incentive Plan (as amended and restated through March 9, 2006).

10.268 (44)	2002 Employee Stock Purchase Plan, dated July 1, 2002 (as amended through June 30, 2003).

10.269 (44)	Form of Stock Option Agreement.

10.270 (44)	Form of Employee Stock Purchase Plan Stock Purchase Agreement.

Exhibit Number	Description
10.271 (44)	Form of Automatic Stock Option Agreement.

10.272 (44)	Form of Director Fee Stock Option Agreement.

10.273 (45)	Letter Agreement, dated as of February 26, 2004, between the Company and Martin Meglasson.

10.274 (45)	Adoption Agreement for Smith Barney Inc. Execchoice (R) Nonqualified Deferred Compensation Plan.

10.275 (45)	Commercial Supply Agreement, dated February 27, 2004, between Seragen Incorporated and Holister-Stier Laboratories LLC (with certain confidential portions omitted).

10.276 (45)	Manufacturing and Packaging Agreement, dated February 13, 2004 between Cardinal Health PTS, LLC and the Company (with certain confidential portions omitted).

10.277 (45)	Letter Agreement, dated July 1, 2003 between the Company and William A. Pettit.

10.278 (47)	Letter Agreement, dated as of October 1, 2004, between the Company and Eric S. Groves

10.279 (47)	Form of Distribution, Storage, Data and Inventory Management Services Agreement.

10.280 (47)	Amendment Number 1 to the Option Agreement between Investors Trust & Custodial Services (Ireland) Ltd., solely in its capacity as Trustee for Royalty Pharma, Royalty Pharma Finance Trust and Ligand Pharmaceuticals Incorporated dated November 5, 2004.

10.281 (47)	Amendment to Agreement among Ligand Pharmaceuticals Incorporated, Seragen, Inc. and Eli Lilly and Company dated November 8, 2004.

10.282 (47)	Amendment to Purchase Agreement between Royalty Pharma Finance Trust, Ligand Pharmaceuticals Incorporated & Investors Trust and Custodial Services (Ireland) Ltd., solely in its capacity as Trustee of Royalty Pharma dated November 5, 2004.

10.283 (49)	Form of Management Lockup Agreement.

10.284 (49)	Letter Agreement, dated March 11, 2005, between the Company and Andres Negro Vilar.

10.285 (49)	Confidential Interference Settlement Agreement dated March 11, 2005, by and between the Company, SRI International and The Burnham Institute.

10.286 (50)	Letter Agreement dated as of July 28, 2005 between the Company and Taylor J. Crouch.

10.287 (53)	Amended and Restated Research, Development and License Agreement dated as of December 1, 2005 between the Company and Wyeth (formerly American Home Products Corporation) (with certain confidential portions omitted).

10.288 (48)	Settlement Agreement dated as of December 2, 2005 by and among Ligand Pharmaceuticals Incorporated and Third Point LLC, Third Point Offshore Fund, Ltd., Third Point Partners LP, Third Point Ultra Ltd., Lyxor/Third Point Fund Ltd., and Third Point Partners Qualified LP. (Filed as Exhibit 10.1).

10.289 (53)	Form of Stock Issuance Agreement for non-employee directors.

10.290 (53)	Form of Amended and Restated Director Fee Stock Option Agreement for 2005 award to Alexander Cross.

10.291 (53)	Form of Amended and Restated Director Fee Stock Option Agreement for 2005 award to Henry Blissenbach, John Groom, Irving Johnson, John Kozarich, Daniel Loeb, Carl Peck, Jeffrey Perry, Brigette Roberts and Michael Rocca.

Exhibit Number	Description
10.292 (54)	Termination and Return of Rights Agreement between Ligand Pharmaceuticals Incorporated and Organon USA Inc. dated as of January 1, 2006

10.292A (55)	Form of Letter Agreement between the Company and certain of its officers dated as of March 1, 2006 (Filed as Exhibit 10.292).

10.293 (57)	First Amendment to the Manufacturing and Packaging Agreement between Cardinal Health PTS, LLC and Ligand Pharmaceuticals Incorporated (with certain confidential portions omitted).

10.294 (59)	Purchase Agreement, by and between Ligand Pharmaceuticals Incorporated, King Pharmaceuticals, Inc. and King Pharmaceuticals Research and Development, Inc., dated as of September 6, 2006.

10.295 (60)	Contract Sales Force Agreement, by and between Ligand Pharmaceuticals Incorporated and King Pharmaceuticals, Inc. dated as of September 6, 2006.

10.296 (59)	Purchase Agreement, by and among Ligand Pharmaceuticals Incorporated, Seragen, Inc., Eisai Inc. and Eisai Co., Ltd., dated as of September 7, 2006.

10.297 (56)	Separation Agreement dated as of July 31, 2006 by and between the Company and David E. Robinson.

10.298 (64)	Offer letter/employment agreement by and between the Company and Henry F. Blissenbach, dated as of August 1, 2006.

10.299 (58)	Form of Letter Agreement (Change of Control Severance Agreement) by and between the Company and certain officers dated as of August 25, 2006.

10.300 (58)	Form of Letter Agreement (Ordinary Severance Agreement) by and between the Company and certain officers dated as of August 25, 2006.

10.301	Stipulation of Settlement by and among Plaintiffs and Ligand Pharmaceuticals, Inc. et al., In re Ligand Pharmaceuticals Inc. Securities Litigation, United States District Court, District of Southern California, dated as of June 28, 2006, approved by Order dated October 16, 2006.

10.302	Stipulation of Settlement by and among Plaintiffs and Ligand Pharmaceuticals, Inc. et al., In re Ligand Pharmaceuticals Inc. Derivative Litigation, Superior Court of California, County of San Diego, dated as of September 19, 2006, approved by Order dated October 12, 2006.

10.303	Loan Agreement by and between Ligand Pharmaceuticals Incorporated and King Pharmaceuticals, 303 Inc. dated as of October 12, 2006.

10.304 (66)	Letter Agreement by and between Ligand and King Pharmaceuticals, Inc. effective as of December 29, 2006.

10.305 (66)	Amendment Number 1 to Purchase Agreement, Contract Sales Force Agreement and Confidentiality Agreement by and between Ligand and King Pharmaceuticals, Inc. effective as of November 30, 2006.

10.306 (63)	Purchase Agreement and Escrow Instructions by and between Nexus Equity VI, LLC, a California Limited Liability Company, and Ligand Pharmaceuticals Incorporated, a Delaware Corporation and Slough Estates USA Inc., a Delaware corporation dated October 25, 2006.

10.307 (65)	Amendment No. 1 to the Stockholders Agreement effective as of December 12, 2006, by and among Ligand Pharmaceutical Incorporated and Third Point LLC, Third Point Offshore Fund, Ltd., Third Point Partners LP, Third Point Ultra Ltd., Lyxor/Third Point Fund Ltd., and Third Point Partners Qualified LP.

Exhibit Number	Description
10.308	2006 Employee Severance Plan dated as of October 4, 2006.

10.309	Form of Letter Agreement regarding Change of Control Severance Benefits between the Company and its officers.

10.310 (62)	Form of Letter Agreement by and between the Company and Tod G. Mertes dated as of October 19, 2006.

10.311(67)	Letter Agreement by and between the Company and John L. Higgins dated as of January 10, 2007.

10.312(68)	Amendment Number 2 to Purchase Agreement, by and between the Company and King Pharmaceuticals, Inc. effective as of February 26, 2007.

10.313(69)	Indemnity Fund Agreement.

14.1 (44)	Code of Business Conduct and Ethics

21.1	Subsidiaries of Registrant (See “Business”).

24.1	Power of Attorney (See page II-15).

31.1	Certification by Principal Executive Officer, Pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Principal Financial Officer, Pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Principal Executive Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Principal Financial Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Registration Statement on Form S-4 (No. 333-58823) filed on July 9, 1998.

(2)	This exhibit was previously filed as part of and is hereby incorporated by reference to same numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 1999.

(3)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004.

(4)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Registration Statement on Form S-1 (No. 33-47257) filed on April 16, 1992 as amended.

(5)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Form 8-A 12G/A, filed on April 6, 2004.

(6)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Registration Statement on Form S-1/S-3 (No. 33-87598 and 33-87600) filed on December 20, 1994, as amended.

(7)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Annual Report on Form 10-K for the period ended December 31, 1996.

(8)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Annual Report on Form 10-K for the period ended December 31, 1997.

(10)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 1998.

(11)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Current Report on Form 8-K of Seragen, Inc. filed on May 15, 1998.

(12)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Annual Report on Form 10-K for the period ended December 31, 1998.

(13)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Registration Statement on Form 8-A/A Amendment No. 1 (No. 0-20720) filed on November 10, 1998.

(14)	This exhibit was previously filed as part of and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 1999.

(15)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Schedule 13D of Elan Corporation, plc, filed on January 6, 1999, as amended.

(16)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Registration Statement on Form S-3 (No. 333-12603) filed on September 25, 1996, as amended.

(17)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Registration Statement on Form 8-A/A Amendment No. 2 (No. 0-20720) filed on December 24, 1998.

(18)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Annual Report on Form 10-K for the period ended December 31, 1999.

(19)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2000.

(20)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2000.

(21)	This exhibit was previously filed as part of, and are hereby incorporated by reference to the same numbered exhibit filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 1993.

(23)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 1994.

(24)	This exhibit was previously filed, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 1995.

(25)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Quarterly report on Form 10-Q for the period ended June 30, 1996.

(26)	This exhibit was previously filed as part of, and is hereby incorporated by reference at the same numbered exhibit filed with the Company’s Quarterly report on Form 10-Q for the period ended September 30, 1996.

(28)	This exhibit was previously filed as part of, and are hereby incorporated by reference to the same numbered exhibit filed with the Company’s Quarterly report on Form 10-Q for the period ended September 30, 1995.

(29)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 1997.

(30)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1997.

(31)	This exhibit was previously filed as part of, and are hereby incorporated by reference to the same numbered exhibit filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

(32)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2001.

(33)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2001.

(34)	This exhibit was previously filed as part of, and are hereby incorporated by reference to the same numbered exhibit filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

(35)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2002.

(36)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002.

(37)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2002.

(38)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Registration Statement on Form S-3 (No. 333-102483) filed on January 13, 2003, as amended.

(40)	This exhibit was previously filed as part of, and are hereby incorporated by reference to the same numbered exhibit filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

(41)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2003.

(42)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2003.

(43)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2003.

(44)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

(45)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2004.

(46)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on November 14, 2005.

(47)	This exhibit was previously filed as part of, and are hereby incorporated by reference to the same numbered exhibit filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

(48)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on December 5, 2005.

(49)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2005.

(50)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2005.

(51)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on December 13, 2005.

(52)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Current Report on Form 8-K filed on December 14, 2005.

(53)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Registration Statement on Form S-1 (no. 333-131029) filed on January 13, 2006 as amended.

(54)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with an Amendment to the Company’s Registration Statement on Form S-1 (No. 333-1031029) filed on February 10, 2006.

(55)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2006.

(56)	This exhibit was previously filed as part of, and is being incorporated by reference to the numbered exhibit filed with the Company’s Current Report Form 8-K filed on August 4, 2006.

(57)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2006.

(58)	This exhibit was previously filed as part of, and is being incorporated by reference to the numbered exhibit filed with the Company’s Current Report Form 8-K filed on August 30, 2006.

(59)	This exhibit was previously filed as part of, and is being incorporated by reference to the numbered exhibit filed with the Company’s Current Report Form 8-K filed on September 11, 2006.

(60)	This exhibit was previously filed as part of, and is being incorporated by reference to the numbered exhibit filed with the Company’s Current Report Form 8-K filed on September 12, 2006.

(61)	This exhibit was previously filed as part of, and is being incorporated by reference to the numbered exhibit filed with the Company’s Current Report Form 8-K filed on October 17, 2006.

(62)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on October 20, 2006.

(63)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on October 31, 2006.

(64)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2006.

(65)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on December 14, 2006.

(66)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on January 5, 2007.

(67)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on January 16, 2007.

(68)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on February 28, 2007.

(69)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on March 5, 2007.

(4)(d) Financial Statement Schedules
     Schedules not included herein have been omitted because they are not applicable or the required information is in the consolidated financial statements or notes thereto.
Schedule II – Valuation and Qualifying Accounts (in thousands)

	Balance at						Balance at
	Beginning of						End of
	Period	Charges	Deductions		Other		Period
December 31, 2006:
Allowance for doubtful accounts and cash discounts	$854	$4,167	$4,491		$—		$530
Reserve for inventory valuation	1,745	1,842	2,382		(1,052	)(A)	153
Valuation allowance on deferred tax assets	300,630	—	47,363	(B)	380		253,647

December 31, 2005:
Allowance for doubtful accounts and cash discounts	$1,097	$4,778	$5,021		$—		$854
Reserve for inventory valuation	1,027	1,387	669		—		1,745
Valuation allowance on deferred tax assets	286,225	14,495	—		(90)		300,630

December 31, 2004:
Allowance for doubtful accounts and cash discounts	$942	$4,612	$4,457		$—		$1,097
Reserve for inventory valuation	1,177	1,179	1,329		—		1,027
Valuation allowance on deferred tax assets	266,935	18,144	—		1,146		286,225

(A)	This reserve was adjusted in connection with the accounting for the sale of the Oncology Product Line on October 25, 2006.

(B)	Pursuant to Internal Revenue Code Sections 382 and 383, use of net operating loss and credit carryforwards may be limited if there were changes in ownership of more than 50%. The Company has completed a Section 382 study for Ligand, excluding Glycomed and Seragen, and has determined that Ligand had an ownership change in September 2005. As a result of this ownership change, utilization of Ligand’s net operating losses and credits are subject to limitations under Internal Revenue Code Sections 382 and 383. The information necessary to determine if an ownership change related to Glycomed and Seragen occurred prior to their acquisition by Ligand is not currently available. Accordingly, this amount includes an adjustment to reduce deferred tax assets and the related valuation allowance for such tax net operating loss and credit carryforwards. If information becomes available in the future to substantiate the amount of these net operating losses and credits not limited by Section 382 and 383, the Company will record the deferred tax assets at such time.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIGAND PHARMACEUTICALS INCORPORATED
By:	/s/ JOHN L. HIGGINS
John L. Higgins,
President and Chief Executive Officer

Date: March 16, 2007
POWER OF ATTORNEY
     Know all men by these presents, that each person whose signature appears below constitutes and appoints John L. Higgins or Tod G. Mertes, his or her attorney-in-fact, with power of substitution in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that the attorney-in-fact or his or her substitute or substitutes may do or cause to be done by virtue hereof.
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN L. HIGGINS	President, Chief Executive Officer and Director
John L. Higgins	(Principal Executive Officer )	March 16, 2007

/s/ TOD G. MERTES	Vice President, Interim Chief Financial Officer
Tod G. Mertes	(Principal Financial and Accounting Officer)	March 16, 2007

/s/ JASON M. ARYEH	Director	March 16, 2007
Jason M. Aryeh

/s/ HENRY F. BLISSENBACH	Director	March 16, 2007
Henry F. Blissenbach

/s/ ALEXANDER D. CROSS	Director	March 16, 2007
Alexander D. Cross

/s/ TODD C. DAVIS	Director	March 16, 2007
Todd C. Davis

/s/ ELIZABETH M. GREETHAM	Director	March 16, 2007
Elizabeth M. Greetham

/s/ DAVID M. KNOTT	Director	March 16, 2007
David M. Knott

/s/ JOHN W. KOZARICH	Director	March 16, 2007
John W. Kozarich

/s/ JEFFREY R. PERRY	Director	March 16, 2007
Jeffrey R. Perry

/s/ MICHAEL A. ROCCA	Director	March 16, 2007
Michael A. Rocca