Form 10-Q/A
period 2007-03-31
LIGAND PHARMACEUTICALS INC
filed 2007-05-23
CIK 886163

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
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
EXPLANATORY NOTE
      This amendment amends the quarterly report on Form 10-Q of Ligand Pharmaceuticals Incorporated (the “Company”) for the quarter ended March 31, 2007 (the “Original Form 10-Q”), which was initially filed with the Securities and Exchange Commission (“SEC”) on May 10, 2007. The Original Form 10-Q furnished Exhibits 31.2 and 32.2, executed by our exiting interim chief accounting officer, who was employed by the Company until May 15, 2007 and served as the principal financial officer during the quarter ended March 31, 2007, rather than the Company’s incoming principal financial officer, who was employed by the Company beginning April 30, 2007. This amendment furnishes the correct Exhibits 31.2 and 32.2, executed by our principal financial officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. This amendment also furnishes as exhibits new certifications of our principal executive officer.
      In addition, we have modified Item 4, “Controls and Procedures,” in this amendment in response to our failure to file correct Exhibits 31.2 and 32.2 and updated the disclosure regarding our disclosure controls and procedures. Except for the matters referenced in this Explanatory Note, this amendment does not modify or update the disclosures set forth in the Original Form 10-Q and no other changes have been made to the Original Form 10-Q.

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

ITEM 4. CONTROLS AND PROCEDURES
     The Company is required to maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in its reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms.
     The Company’s exiting interim chief accounting officer, who was employed by the Company until May 15, 2007 executed Exhibits 31.2 and 32.2 for the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2007. While this individual was the Company’s principal financial officer during the quarter ended March 31, 2007 and up until the Company’s chief financial officer was hired on April 30, 2007, Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 require that the Company’s new principal financial officer execute Exhibits 31.2 and 32.2 for the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2007. The amendment to include the new certificates is not considered the result of material weaknesses in internal controls over financial reporting.
     Based on their most recent evaluation, as of the end of the period covered by this quarterly report on Form 10-Q and its amendment, our chief executive officer and new chief financial officer have concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, are effective.
      There was no change in our internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     We held a Special Meeting of Stockholders on February 12, 2007. The following proposals were approved at the Special Meeting:

	Votes	Votes	Votes	Broker
	For	Against	Abstaining	Non Votes
1. Approval of the sale of our rights in and to AVINZA	72,236,440	45,351	9,330	—

2. Amendment of the 2002 Stock Incentive Plan to allow equitable adjustments to be made to options outstanding under the plan in the event of the payment of a large non-recurring cash dividend	71,576,022	696,639	18,460	—

ITEM 6. EXHIBITS

Exhibit Number	Description

3.1 (1)	Amended and Restated Certificate of Incorporation of the Company (Filed as Exhibit 3.2).

3.2 (1)	Bylaws of the Company, as amended (Filed as Exhibit 3.3).

3.3 (2)	Amended Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Company.

3.4 (3)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company dated June 14, 2000.

3.5 (4)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company dated September 30, 2004.

3.6 (5)	Amendment to the Bylaws dated November 13, 2005 (Filed as Exhibit 3.1).

4.1 (6)	Specimen stock certificate for shares of Common Stock of the Company.

4.2 (7)	Indenture dated November 26, 2002, between Ligand Pharmaceuticals Incorporated and J.P. Morgan Trust Company, National Association, as trustee, with respect to the 6% convertible subordinated notes due 2007 (Filed as Exhibit 4.3).

4.3 (7)	Form of 6% Convertible Subordinated Note due 2007 (Filed as Exhibit 4.4).

4.4 (7)	Pledge Agreement dated November 26, 2002, between Ligand Pharmaceuticals Incorporated and J.P. Morgan Trust Company, National Association (Filed as Exhibit 4.5).

4.5 (7)	Control Agreement dated November 26, 2002, among Ligand Pharmaceuticals Incorporated, J.P. Morgan Trust Company, National Association and JP Morgan Chase Bank (Filed as Exhibit 4.6).

4.6 (8)	2006 Preferred Shares Rights Agreement, by and between Ligand Pharmaceuticals Incorporated and Mellon Investor Services LLC, dated as of October 13, 2006 (Filed as Exhibit 4.1).

31.1	Certification of Principal Executive Officer, Pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer, Pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Registration Statement on Form S-4 (No. 333-58823) filed on July 9, 1998.

(2)	This exhibit was previously filed as part of and is hereby incorporated by reference to same numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 1999.

(3)	This exhibit was previously filed as part of, and are hereby incorporated by reference to the same numbered exhibit filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

(4)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004.

(5)	This exhibit was previously filed as part of, and is being incorporated by reference to the number and exhibit filed with the Company’s Current Report on Form 8-K filed on November 14, 2005.

(6)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Registration Statement on Form S-1 (No. 33-47257) filed on April 16, 1992 as amended.

(7)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Registration Statement on Form S-3 (No. 333-102483) filed on January 13, 2003, as amended.

(8)	This exhibit was previously filed as part of, and is being incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on October 17, 2006.

LIGAND PHARMACEUTICALS INCORPORATED
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 23, 2007	By:	/s/ John P. Sharp

John P. Sharp
Vice President of Finance and Chief Financial Officer