Form 10-Q
period 2007-06-30
LIGAND PHARMACEUTICALS INC
filed 2007-08-08
CIK 886163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Mark One

☑	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2007 or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period From                      to                      .
Commission File Number: 0-20720
LIGAND PHARMACEUTICALS INCORPORATED
(Exact Name of Registrant as Specified in its Charter)

Delaware	77-0160744
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

10275 Science Center Drive
San Diego, CA	92121-1117
(Address of Principal Executive Offices)	(Zip Code)
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of July 31, 2007, the registrant had 101,306,665 shares of common stock outstanding.

LIGAND PHARMACEUTICALS INCORPORATED
QUARTERLY REPORT
FORM 10-Q

*	No information provided due to inapplicability of item.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
LIGAND PHARMACEUTICALS INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share data)

	June 30,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$103,611	$158,401
Short-term investments	11,789	13,447
Restricted cash	—	38,814
Accounts receivable, net	50	11,521
Inventories, net	—	3,856
Other current assets	2,771	9,518
Current portion of co-promote termination payments receivable	13,962	—

Total current assets	132,183	235,557
Restricted investments	1,561	1,826
Property and equipment, net	3,783	5,551
Acquired technology and product rights, net	—	83,083
Long-term portion of co-promote termination payments receivable	81,010	—
Restricted indemnity account	9,939	—
Other assets	—	36

Total assets	$228,476	$326,053

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,939	$12,259
Accrued liabilities	39,204	46,509
Current portion of deferred revenue, net	—	57,981
Current portion of deferred gain	1,964	1,964
Current portion of co-promote termination liability	13,962	12,179
Current portion of equipment financing obligations	1,989	2,168
Note payable	—	37,750

Total current liabilities	68,058	170,810
Long-term portion of co-promote termination liability	81,010	81,149
Long-term portion of equipment financing obligations	1,259	2,156
Long-term portion of deferred revenue, net	2,546	2,546
Long-term portion of deferred gain	26,238	27,220
Other long-term liabilities	2,788	2,475

Total liabilities	181,899	286,356

Commitments and contingencies
Common stock subject to conditional redemption; 997,568 shares issued and outstanding at June 30, 2007 and December 31, 2006	12,345	12,345

Stockholders’ equity:
Convertible preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 100,309,097 and 99,553,504 shares issued at June 30, 2007 and December 31, 2006, respectively	101	100
Additional paid-in capital	649,289	891,446
Accumulated other comprehensive loss	(155)	(481)
Accumulated deficit	(588,698)	(862,802)

	60,537	28,263
Treasury stock, at cost; 3,851,365 shares	(26,305)	(911)

Total stockholders’ equity	34,232	27,352

	$228,476	$326,053

See accompanying notes.

LIGAND PHARMACEUTICALS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues:
Royalties	$1,410	$—	$1,410	$—
Collaborative research and development and other revenues	—	1,063	235	3,977

Total revenues	1,410	1,063	1,645	3,977

Operating costs and expenses:
Research and development	8,751	10,088	24,353	18,505
General and administrative	7,516	9,033	21,683	17,844

Total operating costs and expenses	16,267	19,121	46,036	36,349

Accretion of deferred gain on sale leaseback	(491)	—	(982)	—

Loss from operations	(14,366)	(18,058)	(43,409)	(32,372)

Other income (expense):
Interest income	2,534	587	5,813	1,160
Interest expense	(90)	(320)	(460)	(648)
Other, net	11	619	62	1,002

Total other income, net	2,455	886	5,415	1,514

Loss before income taxes	(11,911)	(17,172)	(37,994)	(30,858)
Income tax benefit	4,225	—	13,419	—

Loss from continuing operations	(7,686)	(17,172)	(24,575)	(30,858)

Discontinued operations:
Income (loss) from discontinued operations before income taxes	—	1,232	5,993	(127,294)
Gain on sale of AVINZA Product Line before income taxes	283	—	310,414	—
Adjustment to gain on sale of Oncology Product Line before income taxes	9,868	—	9,807	—
Income tax expense on discontinued operations	(2,284)	(18)	(27,137)	(35)

Discontinued operations	7,867	1,214	299,077	(127,329)

Net income (loss)	$181	$(15,958)	$274,502	$(158,187)

Basic and diluted per share amounts:
Loss from continuing operations	$(0.08)	$(0.22)	$(0.24)	$(0.40)
Discontinued operations	0.08	0.02	2.98	(1.63)

Net income (loss)	$—	$(0.20)	$2.74	$(2.03)

Weighted average number of common shares	99,878,197	78,539,820	100,279,949	78,021,236

See accompanying notes.

LIGAND PHARMACEUTICALS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2007	2006
Operating activities:
Net income (loss)	$274,502	$(158,187)
Adjustments to reconcile income (loss) to net cash used in operating activities:
Gain on sale of AVINZA Product Line before income taxes	(310,414)	—
Adjustment to gain on sale of Oncology Product Line before income taxes	(9,807)	—
Accretion of deferred gain on sale leaseback	(982)	—
Amortization of acquired technology and license rights	909	7,140
Depreciation and amortization of property and equipment	943	1,747
Loss on asset write-offs	745	—
Amortization of debt discount and issuance costs	—	473
Gain on sale of investment	—	(908)
Stock-based compensation	6,130	2,043
Non-cash co-promote termination expense	(1,409)	—
Non-cash interest expense	—	60
Other	346	(17)
Changes in operating assets and liabilities:		—
Accounts receivable, net	11,487	2,287
Inventories, net	930	1,524
Other current assets	3,847	(10,236)
Restricted indemnity account	(9,939)	—
Accounts payable and accrued liabilities	(33,653)	2,874
Other liabilities	313	(19)
Deferred revenue, net	(8,657)	(14,519)
Co-promote termination liability	—	139,307

Net cash used in operating activities	(74,709)	(26,431)

Investing activities:
Proceeds from sale of AVINZA Product Line	281,861	—
Additional proceeds from sale of Oncology Product Line	10,000	—
Proceeds from sale of property and equipment	311	—
Purchases of short-term investments	(6,561)	(12,694)
Proceeds from sale of short-term investments	8,219	14,185
Decrease in restricted cash	39,079	—
Purchases of property and equipment	(331)	(674)
Other, net	29	46

Net cash provided by investing activities	332,607	863

Financing activities:
Principal payments on equipment financing obligations	(1,076)	(1,379)
Proceeds from equipment financing arrangements	—	545
Repayment of debt	(37,750)	(170)
Proceeds from issuance of common stock	4,089	1,519
Dividend paid	(252,742)	—
Dividend received on treasury stock held by Company	185	—
Repurchase of Company common stock	(25,394)	—
Decrease in other long-term liabilities	—	(88)

Net cash (used in) provided by financing activities	(312,688)	427

Net decrease in cash and cash equivalents	(54,790)	(25,141)
Cash and cash equivalents at beginning of period	158,401	66,756

Cash and cash equivalents at end of period	$103,611	$41,615

Supplemental disclosure of cash flow information:
Interest paid	$1,236	$4,944

Taxes paid	$4,655	$—

Supplemental schedule of non-cash investing and financing activities:
Conversion of principal amount of convertible notes	$—	$27,100
Conversion of unamortized debt issue costs	—	(362)
Conversion of unpaid accrued interest	—	264
Employee receivable from stock option exercises	181	—
See accompanying notes.

LIGAND PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Basis of Presentation
     The accompanying condensed consolidated financial statements of Ligand Pharmaceuticals Incorporated (the “Company” or “Ligand”) were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the condensed consolidated financial statements, have been included. The results of operations for the three and six-month periods ended June 30, 2007 and 2006 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other future period. These statements should be read in conjunction with the consolidated financial statements and related notes, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
     As further discussed in Note 2, the Company sold its oncology product line (“Oncology”) on October 25, 2006 and its AVINZA product line (“AVINZA”) on February 26, 2007. The operating results for Oncology and AVINZA have been presented in the accompanying condensed consolidated financial statements as “Discontinued Operations.”
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
     The Company faces risks common to companies whose products are in various stages of development. These risks include, among others, the Company’s potential need for additional financing to complete its research and development programs and commercialize its technologies. The Company has incurred significant losses since its inception. At June 30, 2007, the Company’s accumulated deficit was $588.7 million. The Company expects to continue to incur substantial research and development expenses.
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
Income (Loss) Per Share
     Net income (loss) per share is computed using the weighted average number of common shares outstanding. Basic and diluted income (loss) per share amounts are equivalent for the periods presented as the inclusion of potential common shares in the number of shares used for the diluted computation would be anti-dilutive to loss per share from continuing operations. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings Per Share, no potential common shares are included in the computation of any diluted per share amounts, including income (loss) per share from discontinued operations and net income (loss) per share, as the Company reported a loss from continuing operations for all periods presented. Potential common shares, the shares that would be issued upon the conversion of convertible notes, the exercise of outstanding warrants and stock options, and the vesting of restricted shares, were 4.2 million and 28.4 million at June 30, 2007 and 2006, respectively. In October 2006, all outstanding warrants to purchase shares of the Company’s common stock expired. As of November 2006, all convertible notes had been converted into shares of the Company’s common stock.
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
     Under its bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer’s or director’s serving in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has a directors and officers liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of June 30, 2007 and December 31, 2006. These insurance policies, however, do not cover the ongoing legal costs or the fines, if any, that may become due in connection with the ongoing SEC investigation of the Company, following the use of prior directors and officers liability insurance policy limits to settle certain shareholder litigation matters. The SEC investigation is ongoing, and the Company is currently unable to assess the duration, extent, and cost of such investigation. Further, the Company is unable to assess the amount of such costs that may in turn be required to be reimbursed to any individual director or officer under the Company’s indemnification agreements as the scope of the investigation cannot be apportioned amongst the Company and the indemnified officers and directors. Accordingly, a liability has not been recorded for the fair value of the ongoing and ultimate obligations, if any, related to the SEC investigation.
     On March 1, 2007, the Company entered into an indemnity fund agreement, which established in a trust account with Dorsey & Whitney LLP, counsel to the Company’s independent directors and to the Audit Committee of the Company’s Board of Directors, a $10.0 million indemnity fund to support the Company’s existing indemnification obligations to continuing and departing directors in connection with the ongoing SEC investigation and related matters. The balance of this fund, amounting to $9.9 million, has been recorded as restricted indemnification account on the condensed consolidated balance sheet as of June 30, 2007 (see Note 12).
     The Company may enter into other indemnification provisions under its agreements with other companies in its ordinary course of business, typically with business partners, suppliers, contractors, customers and landlords. Under these provisions the Company generally indemnifies and holds harmless the indemnified party for direct losses suffered or incurred by the indemnified party as a result of the Company’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of June 30, 2007 and December 31, 2006.
Revenue Recognition – AVINZA Royalties
     In accordance with the AVINZA Purchase Agreement (see Note 2), royalties are required to be reported and paid to the Company within 45 days of quarter end during the 20 month period following the closing of the sale transaction. Thereafter, royalties will be paid on a calendar year basis. Royalties on sales of AVINZA due from King will be recognized in the quarter reported by King. Since there is a one quarter lag from when King recognizes AVINZA net sales to when King reports those sales and the corresponding royalties to the Company, the Company recognized AVINZA royalty revenue beginning in the second quarter of 2007.
Accounting for Stock-Based Compensation
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
Other Stock-Related Information
     The 2002 Stock Incentive Plan contains five separate equity programs – Discretionary Option Grant Program, Automatic Option Grant Program, Stock Issuance Program, Director Fee Option Grant Program and Other Stock Award Program (“the 2002 Plan”). On January 31, 2006, shareholders of the Company approved an amendment to the 2002 Plan to increase the number of shares of the Company’s common stock authorized for issuance by 750,000 shares, from 8.3 million shares to 9.1 million shares. On May 31, 2007, shareholders of the Company approved an amendment and restatement of the 2002 Plan. As of June 30, 2007, options for 3,882,569 shares of common stock were outstanding under the 2002 plan and 1,767,212 shares remained available for future option grant or direct issuance.
     The Company grants options to employees, non-employee consultants, and non-employee directors. Additionally, the Company granted restricted stock to the new Chief Executive Officer in the first quarter of 2007 (see Note 10), to non-employee directors in the first quarter of 2006 and the second quarter of 2007, and to employees in the second quarter of 2007. Non-employee directors are accounted for as employees under SFAS

123(R). Options and restricted stock granted to certain directors generally vest in equal monthly installments over one year. Options granted to employees generally vest 1/8 on the six month anniversary of the date of grant, and 1/48 each month thereafter for forty-two months. Restricted stock awards granted to employees generally vest over three years from the date of grant. However, restricted stock awards granted to employees on June 20, 2007, vest on the later of February 15, 2008 or three days following the announcement of 2007 year end financial results and one-third vesting on each anniversary date thereafter. Options granted to non-employee consultants generally vest between 24 and 36 months. All option awards generally expire ten years from the date of the grant.
     Stock-based compensation cost for awards to employees and non-employee directors is recognized on a straight-line basis over the vesting period until the last tranche vests. Compensation cost for consultant awards is recognized over each separate tranche’s vesting period. The Company recognized compensation expense of approximately $0.6 million and $1.2 million for the three months ended June 30, 2007 and 2006, respectively, and $6.1 million and $2.0 million for the six months ended June 30, 2007 and 2006, respectively, associated with option awards, restricted stock and an equitable adjustment of employee stock options. Of the total compensation expense associated with option awards, zero and $0.01 million related to options granted to non-employee consultants for the three months ended June 30, 2007 and 2006, respectively, and zero and $0.2 million for the six months ended June 30, 2007 and 2006, respectively. Of the total compensation expense associated with the option awards for the three and six months ended June 30, 2007, $0.02 million and $1.8 million, respectively, related to the $2.50 equitable adjustment of the exercise price for all options outstanding as of April 3, 2007 that was measured for financial reporting purposes effective March 28, 2007, the date the Company’s Compensation Committee of the Board of Directors approved the adjustment (see Note 13). There was no deferred tax benefit recognized in connection with these costs.
     The fair-value for options that were awarded to employees and directors was estimated at the date of grant using the Black-Scholes option valuation model with the following assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Risk-free interest rate	5.0%	4.9%	5.0%	4.7%
Dividend yield	—	—	—	—
Expected volatility	66%	70%	66%	70%
Expected term	6.0 years	6.2 years	6.0 years	6.0 years
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

Stock Option Activity

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual Term	Intrinsic Value
	Shares	Price	in Years	(in thousands)
Balance at December 31, 2006	5,766,386	$10.43
Granted	729,936	7.29
Exercised	(593,944)	7.07
Forfeited	(426,136)	8.67
Cancelled	(1,593,673)	13.12

Balance at June 30, 2007	3,882,569	$9.39	6.53	$854

Exercisable at June 30, 2007	2,922,042	$10.04	5.52	$756

Options expected to vest as of June 30, 2007	3,769,710	$9.43	6.41	$843

     The weighted-average grant-date fair value of all stock options granted during the six months ended June 30, 2007 was $4.92 per share. The total intrinsic value of all options exercised during the six months ended June 30, 2007 was $1.7 million. As of June 30, 2007, there was approximately $4.4 million of total unrecognized compensation cost related to nonvested stock options. That cost is expected to be recognized over a weighted average period of 3.2 years.
     Cash received from options exercised for the six months ended June 30, 2007 and 2006 was approximately $4.1 million and $1.5 million, respectively. An additional $0.2 million was received subsequent to June 30, 2007 for options exercised during the six months ended June 30, 2007. There is no current tax benefit related to options exercised because of net operating losses (“NOLs”) for which a full valuation allowance has been established.
Restricted Stock Activity
     Restricted stock activity for the six months ended June 30, 2007 follows:

		Weighted-
		Average Stock
	Shares	Price
Balance at December 31, 2006	1,297	$11.56
Granted	320,300	9.69
Vested	(1,297)	11.56

Nonvested at June 30, 2007	320,300	$9.69

     The weighted-average grant-date fair value of restricted stock granted during the six months ended June 30, 2007 was $9.69 per share. As of June 30, 2007, there was $2.6 million of total unrecognized compensation cost related to nonvested restricted stock. That cost is expected to be recognized over the weighted average period of 2.01 years.

Employee Stock Purchase Plan
     The Company also has an employee stock purchase plan (the “2002 ESPP”). The 2002 ESPP was originally adopted July 1, 2001 and amended through June 30, 2003 to allow employees to purchase a limited amount of common stock at the end of each three month period at a price equal to the lesser of 85% of fair market value on a) the first trading day of the period, or b) the last trading day of the Lookback period (the “Lookback Provision”). The 15% discount and the Lookback Provision make the 2002 ESPP compensatory under SFAS 123(R). There were 11,609 shares of common stock issued under the 2002 ESPP during the six months ended June 30, 2007, resulting in an expense of $0.03 million. There were no shares of common stock issued under the 2002 ESPP during the six months ended June 30, 2006. As of June 30, 2007, 399,110 shares of common stock had been issued under the 2002 ESPP to employees and 111,138 shares are available for future issuance.
Short-term and Restricted Investments
     The following table summarizes the various investment categories at June 30, 2007 and December 31, 2006 (in thousands):

		Gross	Gross
		unrealized	unrealized	Estimated
	Cost	gains	losses	Fair Value
June 30, 2007
U.S. government securities	$4,428	$—	$(3)	$4,425
Corporate obligations	7,370	—	(6)	7,364

	11,798		(9)	11,789
Certificates of deposit — restricted	1,561	—	—	1,561

Total debt securities	$13,359	$—	$(9)	$13,350

December 31, 2006
U.S. government securities	$2,750	$—	$(4)	$2,746
Corporate obligations	10,681	23	(3)	10,701

	13,431	23	(7)	13,447
Certificates of deposit — restricted	1,826	—	—	1,826

Total debit securities	$15,257	$23	$(7)	$15,273

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

Other Current Assets
     Other current assets consist of the following (in thousands):

	June 30,	December 31,
	2007	2006
Prepaid expenses	$1,683	$1,442
Other receivables	1,005	4,066
Deferred cost of products sold	—	2,153
Deferred royalty cost	—	1,785
Other	83	72

	$2,771	$9,518

     Deferred royalty cost and deferred cost of products sold as of December 31, 2006 pertain to the AVINZA Product Line which was sold on February 26, 2007 (see Note 2).
Property and Equipment
     Property and equipment is stated at cost and consists of the following (in thousands):

	June 30	December 31,
	2007	2006
Equipment and leasehold improvements	$40,983	$45,835
Less accumulated depreciation and amortization	(37,200)	(40,284)

	$3,783	$5,551

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

$83,083

     Amortization of acquired technology and product rights, net was zero and $0.2 million for the three months ended June 30, 2007 and 2006 and $0.9 million and $0.5 million, respectively, for the six months ended June 30, 2007 and 2006. These amounts are included in results of discontinued operations for the applicable periods. Acquired technology and product rights related to the Oncology Product Line were sold effective October 25, 2006 as part of the sale of the Company’s Oncology Product Line (see Note 2). Additionally, the AVINZA assets were sold effective February 26, 2007 as part of the sale of the Company’s AVINZA Product Line (see Note 2).
Impairment of Long-Lived Assets
     The Company reviews long-lived assets for impairment annually or whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value for the Company’s long-lived assets is determined using the expected cash flows discounted at a rate commensurate with the risk involved. During the three months ended June 30, 2007, the Company recorded a $0.3 million reduction to its first quarter 2007 impairment charge which primarily reflects proceeds received from the sale of the assets. The $1.1 million ($0.6 million to research and development expenses and $0.5 million to general and administrative expenses) impairment charge for the three months ended March 31, 2007 reflects the abandonment or disposal of certain equipment items that are no longer used in the Company’s ongoing operations following the sale of the Company’s AVINZA product line (see Note 2) and the reduction in workforce (see Note 11). As of June 30, 2007, the Company believes that the future cash flows to be received from its long-lived assets will exceed the assets’ carrying value.
Deferred Revenue
     Under the sell-through revenue recognition method, the Company did not recognize revenue upon shipment of product to the wholesaler. For these shipments, the Company invoiced the wholesaler, recorded deferred revenue at gross invoice sales price, and classified the inventory held by the wholesaler (and subsequently held by retail pharmacies as in the case of AVINZA) as deferred cost of goods sold within “other current assets.” Deferred revenue is presented net of deferred cash and other discounts. Other deferred revenue reflects the sale of certain royalty rights.
     The composition of deferred revenue, net is as follows (in thousands):

	June 30,	December 31,
	2007	2006
Deferred product revenue (net), current	$—	$57,981
Other deferred revenue (net), long term	2,546	2,546

	$2,546	$60,527

     Deferred product revenue as of December 31, 2006 pertains to the AVINZA Product Line which was sold on February 26, 2007 (see Note 2).

Accrued Liabilities
     Accrued liabilities consist of the following (in thousands):

	June 30,	December 31,
	2007	2006
Allowances for loss on returns, rebates, chargebacks, and other discounts	$21,357	$14,688
Income taxes	10,270	822
Compensation	2,336	9,330
Co-promotion	1,773	14,265
Royalties	455	1,261
Distribution services	43	2,641
Interest	—	776
Other	2,970	2,726

	$39,204	$46,509

     The following summarizes the activity in the accrued liability accounts related to allowances for loss on returns, rebates, chargebacks, and other discounts for the six months ended June 30, 2007 (in thousands):

		Managed
		Care
		Rebates and
	Medicaid	Other	Charge-
	Rebates	Rebates	backs	Returns		Total
Balance at December 31, 2006	$1,406	$3,561	$1,280	$8,441		$14,688
Provision	952	2,768	209	(686	)(3)	3,243
AVINZA Transaction
Provision (1)	513	1,382	58	15,658		17,611
Oncology Transaction
Provision (2)	145	—	87	1,492		1,724
Payments	(2,235)	(4,911)	(440)	—		(7,586)
Charges	—	—	—	(8,323)		(8,323)

Balance at June 30, 2007	$781	$2,800	$1,194	$16,582		$21,357

(1)	The AVINZA transaction provision amounts represent additional accruals recorded in connection with the sale of the AVINZA Product Line to King Pharmaceuticals, Inc. on February 26, 2007. The Company will maintain the obligation for returns of product that were shipped to wholesalers prior to the close of the King transaction on February 26, 2007 and chargebacks and rebates associated with product in the distribution channel as of the closing date. See Note 2 for additional information.

(2)	The Oncology transaction provision amounts represent changes in the estimates of the accruals for chargebacks and rebates recorded in connection with the sale of the Oncology Product Line to Eisai Pharmaceuticals, Inc. on October 25, 2006. See Note 2 for additional information.

(3)	The credit for returns in the first quarter of 2007 consists of a change in the estimate of ONTAK end-customer returns. The accrual for ONTAK end-customer returns is a result of the operations of the Oncology Product Line prior to its sale on October 25, 2006.

Condensed Changes in Stockholders’ Equity
     Condensed changes in stockholders’ equity for the six months ended June 30, 2007 are as follows (in thousands, except share data):

			Additional	Accumulated other				Total
	Common Stock		paid-in	comprehensive	Accumulated	Treasury Stock		stockholders’
	Shares	Amount	capital	loss	deficit	Shares	Amount	equity
Balance at December 31, 2006	99,553,504	$100	$891,446	$(481)	$(862,802)	(73,842)	$(911)	$27,352
Effect of adopting FIN 48 (see Note 14)	—	—	—	—	(398)	—	—	(398)

Balance at January 1, 2007	99,553,504	100	891,446	(481)	(863,200)	(73,842)	(911)	26,954
Issuance of common stock under employee stock compensation plans	755,593	1	4,270	—	—	—	—	4,271
Repurchase of Company common stock	—	—	—	—	—	(3,777,523)	(25,394)	(25,394)
Unrealized loses on available – for sale- securities	—	—	—	(6)	—	—	—	(6)
Foreign currency translation adjustments	—	—	—	332	—	—	—	332
Stock-based compensation	—	—	6,130	—	—	—	—	6,130
Net income	—	—	—	—	274,502	—	—	274,502
Dividend received on treasury stock held by Company	—	—	185	—	—	—	—	185
Cash dividend paid	—	—	(252,742)	—	—	—	—	(252,742)

Balance at June 30, 2007	100,309,097	$101	$649,289	$(155)	$(588,698)	(3,851,365)	$(26,305)	$34,232

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net income (loss) as reported	$181	$(15,958)	$274,502	$(158,187)
Unrealized net loss on available-for-sale securities	(6)	(979)	(6)	(445)
Foreign currency translation adjustments	(9)	(12)	332	(15)

Comprehensive income (loss)	$166	$(16,949)	$274,828	$(158,647)

The components of accumulated other comprehensive loss are as follows (in thousands):

	June 30,	December 31,
	2007	2006
Net unrealized holding loss on available-for-sale securities	$(11)	$(5)
Net unrealized loss on foreign currency translation	(144)	(476)

	$(155)	$(481)

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
     The composition of collaborative research and development and other revenues is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Collaborative research and development	$—	$784	$—	$1,678
Development milestones and other	—	279	235	2,299

	$—	$1,063	$235	$3,977

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
2. Discontinued Operations
Oncology Product Line
     On September 7, 2006, the Company, Eisai Inc., a Delaware corporation and Eisai Co., Ltd., a Japanese company (together with Eisai Inc., “Eisai”), entered into a purchase agreement (the “Oncology Purchase Agreement”) pursuant to which Eisai agreed to acquire all of the Company’s worldwide rights in and to the Company’s oncology products, including, among other things, all related inventory, equipment, records and intellectual property, and assume certain liabilities (the “Oncology Product Line”) as set forth in the Oncology Purchase Agreement. The Oncology Product Line included the Company’s four marketed oncology drugs: ONTAK, Targretin capsules, Targretin gel and Panretin gel. Pursuant to the Oncology Purchase Agreement, at closing on October 25, 2006, Ligand received approximately $185.0 million in net cash proceeds, net of $20.0 million that was funded into an escrow account to support any indemnification claims made by Eisai following the closing of the sale as further discussed below. Eisai also assumed certain liabilities. The Company also incurred approximately $1.7 million in transaction fees and costs associated with the sale that are not reflected in net cash proceeds. The Company recorded a pre-tax gain on the sale of $135.8 million in the fourth quarter of 2006. In the first quarter of 2007, the Company recorded a $0.1 million pre-tax reduction to the gain on the sale due to subsequent changes in certain estimates of assets and liabilities recorded as of the sale date. In the second quarter of 2007, the Company recognized a $10.0 million pre-tax gain resulting from the release of funds from the escrow account partially offset by a $0.1 million pre-tax loss due to subsequent changes in certain estimates of assets and liabilities recorded as of the sale date.
     Additionally, $38.6 million of the proceeds received from Eisai were deposited into an escrow account to repay a loan received from King Pharmaceuticals, Inc. (“King”), the proceeds of which were used to pay the Company’s co-promote termination obligation to Organon in October 2006. The escrow amounts were released and the loan repaid to King in January 2007.
     In connection with the Oncology Purchase Agreement with Eisai, the Company entered into a transition services agreement whereby the Company agreed to perform certain transition services for Eisai, in order to effect, as rapidly as practicable, the transition of purchased assets from Ligand to Eisai. In exchange for these services, Eisai paid the Company a monthly service fee through June 25, 2007. Fees earned under the transition services agreement during the three and six months ended June 30, 2007, which were recorded as an offset to operating expenses, were approximately $0.9 million and $2.7 million, respectively.
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
     Prior to the Oncology sale, the Company recorded accruals for rebates, chargebacks, and other discounts related to Oncology products when product sales were recognized as revenue under the sell-through method. Upon the Oncology sale, the Company accrued for rebates, chargebacks, and other discounts related to Oncology products in the distribution channel which had not sold-through at the time of the Oncology sale and for which the Company retained the liability subsequent to the Oncology sale. The Company’s accruals for Oncology rebates, chargebacks, and other discounts total $1.3 million as of June 30, 2007 and are included in accrued liabilities in the accompanying condensed consolidated balance sheet.
     Additionally, and pursuant to the terms of the Oncology Purchase Agreement, the Company retained the liability for returns of product from wholesalers that had been sold by the Company prior to the close of the transaction. Accordingly, as part of the accounting for the gain on the sale of the Oncology Product Line, the Company recorded a reserve for Oncology product returns. Under the sell-through revenue recognition method, the Company previously did not record a reserve for returns from wholesalers. The Company’s reserve for Oncology returns is $4.9 million as of June 30, 2007 and is included in accrued liabilities in the accompanying condensed consolidated balance sheet.
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
     Pursuant to the AVINZA Purchase Agreement, at Closing on February 26, 2007 (the “Closing Date”), the Company received $280.4 million in net cash proceeds, which is net of $15.0 million that was funded into an escrow account to support potential indemnification claims made by King following the Closing. The purchase price reflected a reduction of $12.7 million due to the preliminary estimate of retail inventory levels of AVINZA at the Closing Date exceeding targeted levels. After final studies and review by King, the final retail inventory-level adjustment was determined to be $11.2 million. The Company received the additional $1.5 million in proceeds in April 2007. The purchase price also reflects a reduction of $6.0 million for anticipated higher cost of goods for King related to the Catalent Pharma Solutions (formerly Cardinal Health PTS, LLC, or Catalent, manufacturing and packaging agreement. At the closing, Ligand agreed to not assign the Catalent agreement to King, wind down the contract, and remain responsible for any resulting liabilities. Subsequent to the closing, on April 30, 2007, the Company entered into a letter agreement with Catalent which terminated, without penalty to either party, the manufacturing and packaging agreement and certain related quality agreements with Catalent. In connection with the termination, the Company and Catalent agreed that certain provisions of the manufacturing and packaging agreement would survive and Catalent would continue to perform limited services. Catalent will also continue to manufacture LGD-4665 capsules for the Company under the terms of a separate agreement. The letter agreement with Catalent also contained a mutual general release of all claims arising from or related to the manufacturing and packaging agreement. We paid $0.3 million to a former executive in connection with the negotiation of the termination of the Catalent manufacturing and packaging agreement. We do not expect the costs of winding down the Catalent agreement to be material.

     The net cash received also includes reimbursement of $47.8 million for co-promote termination payments which had previously been paid to Organon, $0.9 million of interest Ligand paid King on a loan that was repaid in January 2007, and $0.5 million of severance expense for AVINZA sales representatives not offered positions with King. A summary of the net cash proceeds, exclusive of $6.6 million in transaction costs and adjusted to reflect the final results of the retail inventory study, is as follows (in thousands):

Purchase price	$265,000
Reimbursement of Organon payments	47,750
Repayment of interest on King loan	883
Reimbursement of sales representative severance costs	453

314,086

Less retail pharmacy inventory adjustment	(11,225)
Less cost of goods manufacturing adjustment	(6,000)

296,861
Less funds placed into escrow	(15,000)

Net cash proceeds	$281,861

     King also assumed Ligand’s co-promote termination obligation to make payments to Organon based on net sales of AVINZA (approximately $93.2 million as of February 26, 2007). As Organon has not consented to the legal assignment of the co-promote termination obligation from Ligand to King, Ligand remains liable to Organon in the event of King’s default of this obligation (Note 5). The Company also incurred approximately $6.6 million in transaction fees and other costs associated with the sale that are not reflected in the net cash proceeds, of which $3.6 million was recognized in 2006. The Company recognized approximately $3.6 million in the first quarter of 2007 for investment banking services and related expenses. The Company disputed the amount of the fees owed to the investment banking firm and as a result, the parties agreed to settle the matter for $3.0 million, which was paid in June 2007. The Company recorded a pre-tax gain on the sale of $310.1 million in the first quarter of 2007 and a $0.3 million pre-tax increase to the gain on the sale in the second quarter of 2007 due to subsequent changes in certain estimates of assets and liabilities recorded as of the sale date partially offset by the adjustment to the investment banking fees discussed above.
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
     The Company’s indemnification obligations under the asset purchase agreements could cause Ligand to be liable to King under certain circumstances, in excess of the amount set forth in the escrow account. The AVINZA asset purchase agreement also allows King, under certain circumstances, to off set indemnification claims against the royalty payments payable to the Company. Under the asset purchase agreement, the Company’s liability for any indemnification claim brought by King is generally limited to $40.0 million. However, the Company’s obligation to provide indemnification on certain matters is not subject to this indemnification limit. For example, the Company agreed to retain, and provide indemnification without limitation to King for all liabilities arising under certain agreements with Catalent related to the manufacture of AVINZA. The Company cannot predict the liabilities that may arise as a result of these matters. Any liability claims related to these matters or any indemnification claims made by King could materially and adversely affect the Company’s financial condition.
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
     Also on September 6, 2006, the Company entered into a contract sales force agreement (the “Sales Call Agreement”) with King, pursuant to which King agreed to conduct a sales detailing program to promote the sale of AVINZA for an agreed upon fee, subject to the terms and conditions of the Sales Call Agreement. Pursuant to the Sales Call Agreement, King agreed to perform certain minimum monthly product details (i.e. sales calls), which commenced effective October 1, 2006 and continued until the Closing Date. Co-promotion expense recognized under the Sales Call Agreement for the three and six months ended June 30, 2007 was zero and $2.8 million, respectively. The amount due to King under the Sales Call Agreement as of June 30, 2007 was approximately $1.7 million. The Sales Call Agreement terminated effective on the Closing Date.
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
     Prior to the AVINZA sale, the Company recorded accruals for rebates, chargebacks, and other discounts related to AVINZA products when product sales were recognized as revenue under the sell-through method. Upon the AVINZA sale, the Company accrued for rebates, chargebacks, and other discounts related to AVINZA products in the distribution channel which had not sold-through at the time of the AVINZA sale and for which the Company retained the liability subsequent to the sale. The Company’s accruals for AVINZA rebates, chargebacks, and other discounts total $3.5 million as of June 30, 2007 and are included in accrued liabilities in the accompanying condensed consolidated balance sheet.
     Additionally, and pursuant to the terms of the AVINZA Purchase Agreement, the Company retained the liability for returns of product from wholesalers that had been sold by the Company prior to the close of the transaction.

Accordingly, as part of the accounting for the gain on the sale of AVINZA, the Company recorded a reserve for AVINZA product returns. Under the sell-through revenue recognition method, the Company previously did not record a reserve for returns from wholesalers. The Company’s reserve for AVINZA returns is $11.7 million as of June 30, 2007 and is included in accrued liabilities in the accompanying condensed consolidated balance sheet.
Results from Discontinued Operations
     The following table summarizes results from discontinued operations for the six months ended June 30, 2007 (there were no transactions during the three months ended June 30, 2007) included in the condensed consolidated statements of operations (in thousands):

AVINZA
Product
Line
Product sales	$18,256

Operating costs and expenses:
Cost of products sold	3,608
Research and development	120
Selling, general and administrative	3,709
Co-promotion	2,814
Co-promote termination charges	2,012

Total operating costs and expenses	12,263

Income from operations	5,993
Interest expense	—

Income before income taxes	$5,993

     The following tables summarize results from discontinued operations for the three and six months ended June 30, 2006 included in the condensed consolidated statements of operations (in thousands):

	Three months ended June 30, 2006
	Oncology	AVINZA
	Product	Product
	Line	Line	Total
Product sales	$13,676	$33,651	$47,327
Collaborative research and development and other revenues	57	—	57

Total revenues	13,733	33,651	47,384

Operating costs and expenses:
Cost of products sold	4,892	5,374	10,266
Research and development	3,675	132	3,807
Selling, general and administrative	4,448	11,276	15,724
Co-promotion	—	10,923	10,923
Co-promote termination charges	—	3,096	3,096

Total operating costs and expenses	13,015	30,801	43,816

Income from operations	718	2,850	3,568
Interest expense	(25)	(2,311)	(2,336)

Income before income taxes	$693	$539	$1,232

	Six months ended June 30, 2006
	Oncology	AVINZA
	Product	Product
	Line	Line		Total
Product sales	$29,165	$66,146		$95,311
Collaborative research and development and other revenues	115	—		115

Total revenues	29,280	66,146		95,426

Operating costs and expenses:
Cost of products sold	9,038	10,968		20,006
Research and development	7,568	40		7,608
Selling, general and administrative	8,966	20,148		29,114
Co-promotion	—	21,880		21,880
Co-promote termination charges	—	139,337		139,337

Total operating costs and expenses	25,572	192,373		217,945

Income (loss) from operations	3,708	(126,227)		(122,519)
Interest expense	(50)	(4,725	)(1)	(4,775)

Income (loss) before income taxes	$3,658	$(130,952)		$(127,294)

(1)	As part of the terms of the AVINZA Purchase Agreement, the Company was required to redeem its outstanding convertible subordinated notes. All of the notes converted into shares of common stock in 2006 prior to redemption. In accordance with EITF 87-24, Allocation of Interest to Discontinued Operations, the interest on the notes was allocated to discontinued operations because the debt was required to be repaid in connection with the disposal transaction.
     A comparison of sales by product for discontinued operations is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
AVINZA	$—	$33,651	$18,256	$66,146
ONTAK	—	8,204	—	17,386
Targretin capsules	—	4,996	—	9,998
Targretin gel and Panretin gel	—	476	—	1,781

Total product sales	$—	$47,327	$18,256	$95,311

3.	Accounts Receivable Factoring Arrangement
     During 2003, the Company entered into a one-year accounts receivable factoring arrangement under which eligible accounts receivable were sold without recourse to a finance company. The agreement was renewed for a one-year period in the second quarter of 2004 and for two years in the second quarter of 2005 through December 2007. Commissions on factored receivables are paid to the finance company based on the gross receivables sold, subject to a minimum annual commission. Additionally, the Company pays interest on the net outstanding balance of the uncollected factored accounts receivable at an interest rate equal to the JPMorgan Chase Bank prime rate. The Company continues to service the factored receivables. The servicing expenses for the three and six months ended June 30, 2007 and 2006 and the servicing liability at June 30, 2007 and December 31, 2006 were not material. There were no material gains or losses on the sale of such receivables. The Company accounts for the sale of receivables under this arrangement in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities (“SFAS 140”). The gross amount due from the finance company at June 30, 2007 and December 31, 2006 was $0.1 million and $1.0 million, respectively.

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
GlaxoSmithKline Collaboration – Eltrombopag
     Eltrombopag is an oral, small molecule drug that mimics the activity of thrombopoietin, a protein factor that promotes growth and production of blood platelets. Eltrombopag is a product candidate that resulted from the Company’s collaboration with SmithKline Beecham (now GlaxoSmithKline). GlaxoSmithKline announced at the European Hematology Association meeting on June 9, 2007 positive Phase III data showing increased platelet count and significantly lower incidence of bleeding in patients with ITP. An NDA filing for use in treatment of short-term ITP is expected by the end of 2007 or early 2008. Eltrombopag is currently in the second Phase III trial long-term treatment of ITP. GlaxoSmithKline reported positive Phase II data in patients with thrombocytopenia associated with hepatitis C and the follow on Phase III trials are expected to initiate in 2007. Phase II trials in chemotherapy-induced thrombocytopenia are ongoing.
     If annual net sales of eltrombopag are less than $100.0 million, the Company will earn a royalty of 5% on such net sales. If eltrombopag’s annual net sales are between $100.0 million and $200.0 million, the Company will earn a royalty of 7% on the portion of net sales between $100.0 million and $200.0 million, and if annual net sales are between $200.0 million and $400.0 million, the Company will earn a royalty of 8% on the portion of net sales between $200.0 million and $400.0 million. If annual sales exceed $400.0 million, the Company will earn a royalty of 10% on the portion of net sales exceeding $400.0 million.
Wyeth Collaboration – bazedoxifene and bazedoxifene in combination with PREMARIN
     Bazedoxifene (Viviant) is a product candidate that resulted from the Company’s collaboration with Wyeth. Bazedoxifene is a synthetic drug that was specifically designed to increase bone density while at the same time protecting breast and uterine tissue. In June 2006, Wyeth announced that a new drug application (“NDA”) for bazedoxifene had been submitted to the FDA for the prevention of postmenopausal osteoporosis. In April 2007, Wyeth announced that the FDA had issued an approvable letter for bazedoxifene for this indication subject to the FDA’s receipt and consideration of certain final safety and efficacy data and the FDA’s completion of an evaluation of the manufacturing and testing facilities for bazedoxifene. Wyeth has also disclosed plans to submit additional Phase III data to the FDA by mid-summer and expects FDA action on the osteoporosis prevention NDA towards the end of 2007. Wyeth also announced plans for the submission of the osteoporosis treatment NDA to the FDA and a European submission later this year. Wyeth has previously announced that it is also developing bazedoxifene in combination with PREMARIN (Aprela) as a progesterone-free treatment for menopausal symptoms and that an NDA submission for Aprela is expected by the end of 2007.
     The Company previously sold to Royalty Pharma AG (“Royalty Pharma”) the rights to a total of 3.0% of net sales of bazedoxifene for a period of ten years following the first commercial sale of each product. After giving effect to the royalty sale, the Company will receive 0.5% of the first $400.0 million in net annual sales. If net annual sales are between $400.0 million and $1.0 billion, the Company will receive a royalty of 1.5% on the portion of net sales between $400.0 million and $1.0 billion, and if annual sales exceed $1.0 billion, the Company will receive a royalty of 2.5% on the portion of net sales exceeding $1.0 billion. Additionally, the royalty owed to Royalty Pharma may be reduced by one third if net product sales exceed certain thresholds across all indications.
     In August 2006, the Company paid Salk $0.8 million to exercise an option to buy out milestone payments, other payment sharing obligations and royalty payments due on future sales of bazedoxifene. The submission of the bazedoxifene in combination with the PREMARIN NDA will trigger an additional option for the Company to buy out its royalty obligation on future sales of bazedoxifene in combination with PREMARIN to Salk. In April 2007, Salk made a claim that there are additional patents issued to Salk that increase the amount of royalty buy-out payments. Based on the context of the claim, the Company believes that Salk is not raising this claim with respect to the bazedoxifene royalty buy-out payment.
Pfizer Collaboration – Lasofoxifene
     Lasofoxifene is a product candidate that resulted from the Company’s collaboration with Pfizer. In August 2004, Pfizer submitted a new drug application (NDA) to the FDA for lasofoxifene for the prevention of osteoporosis in postmenopausal women. In September 2005, Pfizer announced the receipt of a non-approvable letter from the FDA for the prevention of osteoporosis. In December 2004, Pfizer filed a supplemental NDA for the use of lasofoxifene for the treatment of vaginal atrophy. In February 2006, Pfizer announced the receipt of a non-approvable letter from the FDA for vaginal atrophy. Pfizer has also announced that lasofoxifene is being developed for the treatment of osteoporosis. In April 2007, Pfizer announced completion of the Postmenopausal Evaluation and Risk Reduction with Lasofoxifene (PEARL) Phase III study with favorable efficacy and safety results. Pfizer plans to re-file the lasofoxifene NDA with the FDA towards the end of 2007.
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
     In March 2004, the Company paid Salk approximately $1.1 million to buy out royalty payments due on total sales of lasofoxifene for the prevention of osteoporosis. In connection with Pfizer’s filing of the supplemental NDA in December 2004 for the use of lasofoxifene for the treatment of vaginal atrophy, the Company exercised its option to pay Salk $1.1 million to buy out royalty payments due on sales in this additional indication. In April 2007, Salk made a claim that there are additional patents issued to Salk that increase the amount of royalty buy-out payments. Based on the context of the claim, the Company believes that Salk is not raising this claim with respect to the lasofoxifene royalty buy-out payment.
TAP Collaboration – LGD-2941
     LGD-2941, a selective androgen receptor modulator (SARM), was selected as a clinical candidate during Ligand’s collaboration with TAP Pharmaceuticals. SARMs, such as LGD-2941, may contribute to the treatment of diseases including hypogonadism (low testosterone), sexual dysfunction, osteoporosis, frailty and cancer cachexia. Phase I development of LGD-2941 commenced in 2005 for osteoporosis and frailty. The agreement further provides for milestones moving through the development stage and royalties ranging from 6.0% to 12.0% on annual net sales of drugs resulting from the collaboration.

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
     As more fully described in Note 2, on February 26, 2007, Ligand and King closed an agreement pursuant to which King acquired all of the Company’s rights in and to AVINZA, assumed certain liabilities, and reimbursed Ligand the $47.8 million previously paid to Organon (comprised of the $37.8 million paid in October 2006 and the $10.0 million that the Company paid in January 2007). King also assumed the Company’s co-promote termination obligation to make payments to Organon based on net sales of AVINZA. For the fourth quarter of 2006 and through the closing of the AVINZA sale transaction, amounts owed by Ligand to Organon on net reported sales of AVINZA did not result in current period expense, but instead were charged against the co-promote termination liability. The liability was adjusted at each reporting period to fair value and was recognized, utilizing the interest method, as additional co- promote termination charges for that period at a rate of 15%, the discount rate used to initially value this component of the termination liability.
     In connection with King’s assumption of this obligation, Organon did not consent to the legal assignment of the co-promote termination obligation to King. Accordingly, Ligand remains liable to Organon in the event of King’s default of the obligation. Therefore, Ligand recorded an asset as of February 26, 2007 to recognize King’s assumption of the obligation, while continuing to carry the co-promote termination liability in the Company’s consolidated financial statements to recognize Ligand’s legal obligation as primary obligor to Organon as required under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This asset represents a non-interest bearing receivable for future payments to be made by King and is recorded at its fair value. As of June 30, 2007 and thereafter, the receivable and liability will remain equal and adjusted each quarter for changes in the fair value of the obligation including for any changes in the estimate of future net AVINZA product sales. This receivable will be assessed on a quarterly basis for impairment (e.g. in the event King defaults on the assumed obligation to pay Organon). As of June 30, 2007, the fair value of the co-promote termination liability (and the corresponding receivable) was determined using a discount rate of 15%.
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
     A summary of the co-promote termination liability as of June 30, 2007 is as follows (in thousands):

Net present value of payments based on estimated future net AVINZA product sales as of December 31, 2006	$93,328
Payment made in February 2007 to Organon for net AVINZA sales from October 1, 2006 through December 31, 2006	(2,218)
Payment made in May 2007 to Organon for net AVINZA sales from January 1, 2007 through February 26, 2007	(1,187)
Assumed payment made by King or assignee	(611)
June 30, 2007 fair value adjustment of estimated future payments based on estimated net AVINZA product sales	5,659

Total co-promote termination liability as of June 30, 2007	94,972
Less: remaining current portion of co-promote termination liability as of June 30, 2007	(13,962)

Long-term portion of co-promote termination liability as of June 30, 2007	$81,010

6.	Sale Leaseback
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
     In accordance with SFAS No. 13, Accounting for Leases, the Company recognized an immediate pre-tax gain on the sale transaction of approximately $3.1 million in the fourth quarter of 2006 and deferred a gain of approximately $29.5 million on the sale of the building. The deferred gain is recognized on a straight-line basis over the 15 year term of the lease at a rate of approximately $2.0 million per year. The accretion of the deferred gain was $0.5 million and $1.0 million for the three and six months ended June 30, 2007, respectively.
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
Other Matters
     The Company’s subsidiary, Seragen, Inc. and Ligand, were named parties to Sergio M. Oliver, et al. v. Boston University, et al., a shareholder class action filed on December 17, 1998 in the Court of Chancery in the State of Delaware in and for New Castle County, C.A. No. 16570NC, by Sergio M. Oliver and others against Boston University and others, including Seragen, its subsidiary Seragen Technology, Inc. and former officers and directors of Seragen. The complaint, as amended, alleged that Ligand aided and abetted purported breaches of fiduciary duty by the Seragen related defendants in connection with the acquisition of Seragen by Ligand and made certain misrepresentations in related proxy materials and seeks compensatory and punitive damages of an unspecified amount. On July 25, 2000, the Delaware Chancery Court granted in part and denied in part defendants’ motions to dismiss. Seragen, Ligand, Seragen Technology, Inc. and the Company’s acquisition subsidiary, Knight Acquisition Corporation, were dismissed from the action. Claims of breach of fiduciary duty remain against the remaining defendants, including the former officers and directors of Seragen. The court certified a class consisting of shareholders as of the date of the acquisition and on the date of the proxy sent to ratify an earlier business unit sale by Seragen. On January 20, 2005, the Delaware Chancery Court granted in part and denied in part the defendants’ motion for summary judgment. Prior to trial, several of the Seragen director-defendants reached a settlement with the plaintiffs. The trial in this action then went forward as to the remaining defendants and concluded on February 18, 2005. On April 14, 2006, the court issued a memorandum opinion finding for the plaintiffs and against Boston University and individual directors affiliated with Boston University on certain claims. The opinion awards damages on these claims in the amount of approximately $4.8 million plus interest. Judgment, however, has not been entered and the matter is subject to appeal. While Ligand and its subsidiary Seragen have been dismissed from the action, such dismissal is also subject to appeal and Ligand and Seragen may have possible indemnification obligations with respect to certain defendants. As of June 30, 2007, the Company has not accrued an indemnification obligation based on its assessment that the Company’s responsibility for any such obligation is not probable or estimable.
     The Company received a letter in March 2007 from counsel to The Salk Institute for Biological Studies (“Salk”) alleging the Company owes Salk royalties on prior product sales of Targretin as well as a percentage of the amounts received from Eisai Co., Ltd. (Tokyo) and Eisai Inc. (New Jersey) in the asset sale transaction completed with Eisai in October 2006. Salk alleges that it is owed at least 25% of the consideration paid by Eisai for that portion of the Company’s oncology product line and associated assets attributable to Targretin. In an April 11, 2007 request for mediation

Salk repeated these claims and asserted additional claims that allegedly increase the amount of royalty buy-out payments. Representatives from Ligand and Salk attended a mediation hearing in June 2007, which left the matter unresolved. Salk filed a demand for arbitration in July 2007, seeking at least $22 million for alleged breach of contract based on Salk’s theory that it is entitled to a portion of the money paid by Eisai to Ligand for Targretin related assets. The Company does not believe that Salk has a valid basis for its claims and intends to vigorously oppose any claim that Salk has brought or may bring for payment related to these matters.
     The Company recorded approximately $7.2 million in transaction fees and other costs associated with the sale of AVINZA to King (see Note 2). This amount includes approximately $3.6 million for investment banking services and related expenses. The Company disputed the amount of the fees owed to the investment banking firm and as a result, the parties agreed to settle the matter for $3.0 million, which was paid in June 2007.
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
     At the March 15, 2007 EITF meeting, the task force discussed Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities (“EITF 07-3”). Under EITF 07-3, it is the view of the task force that nonrefundable advance payments for future research and development activities should be deferred and capitalized. The consensus on this issue would be effective for annual periods beginning after December 15, 2007. Once issued, the Company would adopt EITF 07-3 in the first interim period of fiscal 2008 and would evaluate the impact, if any, that the adoption of this issue would have on its consolidated results of operations and financial position.
9.	Employment and Severance and Retention Bonus Agreements
     In March 2006, the Company entered into letter agreements with approximately 67 key employees, including a number of its executive officers. In September 2006, the Company entered into letter agreements with ten additional employees and modified existing agreements with two employees. These letter agreements provided for certain retention or stay bonus payments to be paid in cash under specified circumstances as an additional incentive to remain employed in good standing with the Company through December 31, 2006. The Compensation Committee of the Board of Directors approved the Company’s entry into these agreements. In accordance with the SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, the cost of the plan was ratably accrued over the term of the agreements. Since the retention or stay bonus payments generally vest at the end of 2006 and the total payments to employees was paid in January 2007, the Company recognized approximately $2.6 million of expense under the plan in 2006 including $0.8 million and $1.1 million, respectively, for the three and six months ended June 30, 2006.
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
     On August 1, 2006, the Company announced that current director Henry F. Blissenbach had been named Chairman and interim Chief Executive Officer. The Company agreed to pay Dr. Blissenbach $40,000 per month, commencing August 1, 2006 for his services as Chairman and interim Chief Executive Officer. In addition, Dr. Blissenbach was eligible to receive incentive compensation of up to 50% of his base salary, but not more than $100,000, based upon his performance of certain objectives incorporated within the employment agreement which we and Dr. Blissenbach entered into. As those performance objectives were achieved, the Company paid the $100,000 in incentive compensation to Dr. Blissenbach in February 2007. Also, Dr. Blissenbach received a stock option grant to purchase 150,000 shares of the Company’s common stock at an exercise price of $6.70 per share (adjusted to reflect the March 22, 2007 equitable adjustment of employee stock options). These stock options vested upon the appointment of a new chief executive officer in January 2007. Dr. Blissenbach ceased to be a director of the Company effective May 31, 2007. Under the original terms of his stock option agreement, Dr. Blissenbach may exercise his option for a period of three months following the date of cessation of Dr. Blissenbach’s service as a director of the Company. In July 2007, the compensation committee of the Board of Directors extended the period of time for which such option is to remain exercisable, but only with respect to the purchase of 25,000 shares of the underlying common stock, such that Dr. Blissenbach would have three years to exercise his option to purchase such 25,000 shares. The option to purchase the remaining 125,000 shares expires 90 days after the date of cessation of Dr. Blissenbach’s service on the Company’s Board of Directors. Finally, the Company reimbursed Dr. Blissenbach for all reasonable expenses incurred in discharging his duties as interim Chief Executive Officer, including, but not limited to commuting costs to San Diego and living and related costs during the time he spent in San Diego.
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
     On January 31, 2007, the Company announced a restructuring plan calling for the elimination of approximately 204 positions across all functional areas. This reduction was made in connection with the Company’s efforts to refocus the Company, following the sale of its commercial assets, as a smaller, highly focused research and development and royalty-driven biotech company. Associated with the restructuring and refocused business model, several of its executive officers stepped down including its Chief Financial Officer, Chief Scientific Officer and General Counsel. In connection with the termination of its officers and the payment of severance, the Company entered into one-year consulting agreements with each officer at hourly rates commensurate with the officer’s salary compensation in effect as of the date of termination. Amounts owed to these officers for services provided in the first quarter of 2007 were not material. The Company also announced that its primary operations are expected to be consolidated into one building with the goal to sublet unutilized space. In connection with the restructuring, the Company recorded severance and other related charges in the first quarter of 2007 totaling $10.2 million, comprised of one-time severance benefits of $7.1 million, stock compensation of $2.3 million, and other costs of $0.8 million. Of the one-time severance benefits of $7.1 million, $2.1 million is included in general and administrative expenses, $4.4 million is included in research and development expenses, and $0.6 million is included in discontinued operations. Of the stock compensation charges of $2.3 million, $1.0 million is included in general and administrative expenses and $1.3 million is included in research and development expenses. The Company recorded severance and other related charges in the second quarter of 2007 totaling $1.0 million, comprised of one-time severance benefits of $0.9 million and stock compensation of $0.1 million. Of the one-time severance benefits $0.7 million is included in general and administrative expenses and $0.2 million is included in research and development expenses. All of the stock compensation charges are included in general and administrative expenses. The stock compensation charge results from the accelerated vesting and extension of the exercise period of stock options in accordance with severance arrangements of certain senior management members.
12.	Funding of Legacy Director Indemnity Fund
     On March 1, 2007, the Company entered into an indemnity fund agreement, which established in a trust account with Dorsey & Whitney LLP, (“Dorsey”) counsel to the Company’s independent directors and to the Audit Committee of the Company’s Board of Directors, a $10.0 million indemnity fund to support the Company’s existing indemnification obligations to continuing and departing directors in connection with the ongoing SEC investigation and related matters. Ligand has agreed to supplement the indemnity fund upon Dorsey’s request should the fund become insufficient to cover liabilities and defense costs required to be paid under the Company’s indemnification agreements. Upon the earlier of (i) the resolution of the SEC investigation and related matters, (ii) the expiration of 24 months after receipt of any written or oral communication initiated by the SEC regarding the investigation, (iii) written communications from the SEC that the investigation has been discontinued, or (iv) otherwise by the mutual agreement of the parties to terminate the indemnity fund agreement, Dorsey will remit the remaining balance of the fund to Ligand. The balance of this fund, amounting to $9.9 million, has been recorded as restricted indemnification account in the accompanying condensed consolidated balance sheet as of June 30, 2007.
13.	Return of Cash to Shareholders/Equitable Adjustment of Employee Stock Options
     On March 22, 2007, the Company declared a cash dividend on the common stock of the Company of $2.50 per share. As the Company has an accumulated deficit, the dividend was recorded as a charge against additional paid-in capital in the first quarter of 2007. The aggregate amount of $252.7 million was paid on April 19, 2007 to shareholders of record as of April 5, 2007. In addition to the cash dividend, the Board of Directors authorized up to $100.0 million in share repurchases over the subsequent 12 months. For the three months ended June 30, 2007, the Company repurchased 3.8 million shares of its common stock totaling $25.4 million.
     In February 2007, the Company’s shareholders approved a modification to the 2002 Stock Incentive Plan (the “2002 Plan”) to allow equitable adjustments to be made to options outstanding under the 2002 Plan. Effective April 2007, the Company reduced the exercise price $2.50 (or to the par value of the stock for those options with an exercise price below $2.50 per share), as an equitable adjustment, for all options then outstanding under the 2002 Plan to reflect the special cash dividend. Under the requirements of SFAS 123(R), the Company will recognize approximately $2.0 million of stock compensation expense in connection with the equitable adjustment effective March 28, 2007, the date the Company’s Compensation Committee of the Board of Directors approved the equitable adjustment. For the three and six months ended June 30, 2007, $0.02 million and $1.8 million of stock compensation expense was recognized, respectively, and the remaining $0.2 million will be recognized over the remaining vesting period of the options which were unvested as of the modification date.
14.	Income Taxes
     The Company had losses from continuing operations and income from discontinued operations for the three and six months ended June 30, 2007. In accordance with SFAS No. 109, Accounting for Income Taxes, the income tax benefit generated by the loss from continuing operations for the three and six months ended June 30, 2007 was $4.2 million and $13.4 million, respectively. This income tax benefit captures the deemed use of losses from continuing operations used to offset the income and gain from the Company’s AVINZA product line that was sold on February 26, 2007.
     Net income tax benefit combining both continuing and discontinued operations was $1.9 million and a net income tax expense of $13.7 million for the three and six months ended June 30, 2007, respectively. The income tax benefit for the three months ended June 30, 2007 reflects the deemed use of losses from continuing operations reflected in the application of the annual effective tax rate which is offset, in part, by the income tax expense recorded discretely in the first quarter from the sale of the Company’s AVINZA product line on February 26, 2007. The income tax expense for the six months ended June 30, 2007 reflects the net tax due on taxable income that was not fully offset by net operating loss and research and development credit carryforwards due to federal and state alternative minimum tax requirements. Net income tax expense combining both continuing and discontinued operations was $0.02 million and $0.04 million for the three and six months ended June 30, 2006, respectively.
     After giving effect to the AVINZA sale transaction and estimated taxable operating losses through June 30, 2007, the Company expects that Ligand’s federal NOLs will approximate $98 million as of December 31, 2007, against which a full valuation allowance has been provided as of June 30, 2007 and for which it is expected to be provided for as of December 31, 2007. This amount excludes NOLs of the Company’s Seragen and Glycomed subsidiaries. The information necessary to determine if an ownership change related to Seragen and Glycomed occurred prior to their acquisition by Ligand is not currently available. Accordingly, the Company’s ability to utilize such net tax operating loss carryforwards is uncertain and therefore such NOLs are not reflected in the Company’s deferred tax assets.
     The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized a $0.4 million increase in the liability for unrecognized income tax benefits, which was accounted for as an adjustment to the beginning balance of accumulated deficit on the condensed consolidated balance sheet. In connection with the sale of the Company’s AVINZA product line in February 2007, the circumstances giving rise to this unrecognized income tax benefit were resolved. Accordingly, this liability was adjusted down through a credit to the Company’s tax provision from discontinued operations in the first quarter of 2007. At the adoption date of January 1, 2007, the Company had $0.4 million of unrecognized tax benefits, all of which affected the Company’s effective tax rate when recognized discretely during the first quarter of 2007. At June 30, 2007, the Company has no material unrecognized tax benefits.
     The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2007, accrued interest related to uncertain tax positions is not material.
     All of the Company’s tax years from 1991-2006 remain open to examination by the major taxing jurisdictions to which the Company is subject.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Caution: This discussion and analysis may contain predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties, including those discussed in Item 1A. “Risk Factors.” This outlook represents our current judgment on the future direction of our business. These statements include those related to our restructuring process, AVINZA royalty revenues, product returns, product development, and our 2005 restatement. Actual events or results may differ materially from Ligand’s expectations. For example, there can be no assurance that our revenues or expenses will meet any expectations or follow any trend(s), that our internal control over financial reporting will be effective or produce reliable financial information on a timely basis, or that our restructuring process will be successful or yield preferred results. We cannot assure you that we will be able to successfully or timely complete our restructuring, that we will receive expected AVINZA royalties to support our ongoing business, or that our internal or partnered pipeline products will progress in their development, gain marketing approval or success in the market. In addition, our ongoing SEC investigation or future litigation may have an adverse effect on us. Such risks and uncertainties, and others, could cause actual results to differ materially from any future performance suggested. We undertake no obligation to release publicly the results of any revisions to these forward-looking statements to reflect events or circumstances arising after the date of this quarterly report. This caution is made under the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934 as amended.
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
     On September 7, 2006, we announced the sale of ONTAK, Targretin capsules, Targretin gel, and Panretin gel to Eisai, Inc., or Eisai, and the sale of AVINZA to King Pharmaceuticals, Inc., or King. The Eisai sales transaction subsequently closed on October 25, 2006. The AVINZA sale transaction subsequently closed on February 26, 2007. Accordingly, the results for the Oncology and AVINZA product lines have been presented in our condensed consolidated statements of operations for the three and six months ended June 30, 2007 and 2006 as “Discontinued Operations.”
     We are a party to a number of collaboration arrangements that are in the development phase including with Eli Lilly and Company, GlaxoSmithKline, Pfizer, TAP, and Wyeth. We received funding during the research phase of the arrangements, and milestone and royalty payments as products are developed and marketed by our corporate partners. See “Potential Future Revenue Sources” below. In addition, in connection with some of these collaborations, we received non-refundable up-front payments.
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
GlaxoSmithKline Collaboration – Eltrombopag
     Eltrombopag is an oral, small molecule drug that mimics the activity of thrombopoietin, a protein factor that promotes growth and production of blood platelets. Eltrombopag is a product candidate that resulted from our collaboration with SmithKline Beecham (now GlaxoSmithKline). GlaxoSmithKline announced at the European Hematology Association meeting on June 9, 2007 positive Phase III data showing increased platelet count and significantly lower incidence of bleeding in patients with Idiopathic Thrombocytopenia Purpura (ITP). An NDA filing for use in treatment of short-term ITP is expected by the end of 2007or early 2008. Eltrombopag is currently in the second Phase III trial for the long-term treatment of ITP. GlaxoSmithKline reported positive Phase II data in patients with thrombocytopenia associated with hepatitis C and the follow on Phase III trials are expected to be initiated in 2007. Phase II trials in chemotherapy-induced thrombocytopenia are ongoing.
     If annual net sales of eltrombopag are less than $100.0 million, we will earn a royalty of 5% on such net sales. If eltrombopag’s annual net sales are between $100.0 million and $200.0 million, we will earn a royalty of 7% on the portion of net sales between $100.0 million and $200.0 million, and if annual net sales are between $200.0 million and $400.0 million, we will earn a royalty of 8% on the portion of net sales between $200.0 million and $400.0 million. If annual sales exceed $400.0 million, we will earn a royalty of 10% on the portion of net sales exceeding $400.0 million.
Wyeth Collaboration – bazedoxifene and bazedoxifene in combination with PREMARIN
     Bazedoxifene (Viviant) is a product candidate that resulted from our collaboration with Wyeth. Bazedoxifene is a synthetic drug that was specifically designed to increase bone density while at the same time protecting breast and uterine tissue. In June 2006, Wyeth announced that a new drug application, or NDA, for bazedoxifene had been submitted to the FDA for the prevention of postmenopausal osteoporosis. In April 2007, Wyeth announced that the FDA had issued an approvable letter for bazedoxifene for this indication subject to the FDA’s receipt and consideration of certain final safety and efficacy data and the FDA’s completion of an evaluation of the manufacturing and testing facilities for bazedoxifene. Wyeth has also disclosed plans to submit additional Phase III data to the FDA by mid-summer and expects FDA action on the osteoporosis prevention NDA towards the end of 2007. Wyeth also announced plans for the submission of the osteoporosis treatment NDA to the FDA and a European submission later this year. Wyeth has previously announced that it is also developing bazedoxifene in combination with PREMARIN (Aprela) as a progesterone-free treatment for menopausal symptoms and that an NDA submission for Aprela is expected by the end of 2007.
     We previously sold to Royalty Pharma AG, or Royalty Pharma, the rights to a total of 3.0% of net sales of bazedoxifene for a period of ten years following the first commercial sale of each product. After giving effect to the royalty sale, we will receive 0.5% of the first $400.0 million in net annual sales. If net annual sales are between $400.0 million and $1.0 billion, we will receive a royalty of 1.5% on the portion of net sales between $400.0 million and $1.0 billion, and if annual sales exceed $1.0 billion, we will receive a royalty of 2.5% on the portion of net sales exceeding $1.0 billion. Additionally, the royalty owed to Royalty Pharma may be reduced by one third if net product sales exceed certain thresholds across all indications.
     In August 2006, we paid Salk $0.8 million to exercise an option to buy out milestone payments, other payment sharing obligations and royalty payments due on future sales of bazedoxifene. The submission of the bazedoxifene in combination with the PREMARIN NDA will trigger an additional option for us to buy out our royalty obligation on future sales of bazedoxifene in combination with PREMARIN to Salk. In April 2007, Salk made a claim that there are additional patents issued to Salk that increase the amount of royalty buy-out payments. Based on the context of the claim, we believe that Salk is not raising this claim with respect to the bazedoxifene royalty buy-out payment.
Pfizer Collaboration – Lasofoxifene
     Lasofoxifene is a product candidate that resulted from our collaboration with Pfizer. In August 2004, Pfizer submitted a new drug application (NDA) to the FDA for lasofoxifene for the prevention of osteoporosis in postmenopausal women. In September 2005, Pfizer announced the receipt of a non-approvable letter from the FDA for the prevention of osteoporosis. In December 2004, Pfizer filed a supplemental NDA for the use of lasofoxifene for the treatment of vaginal atrophy. In February 2006, Pfizer announced the receipt of a non-approvable letter from the FDA for vaginal atrophy. Pfizer has also announced that lasofoxifene is being developed for the treatment of osteoporosis. In April 2007, Pfizer announced completion of the Postmenopausal Evaluation and Risk Reduction with lasofoxifene (PEARL) Phase III study with favorable efficacy and safety. Pfizer plans to re-file the lasofoxifene NDA with the FDA towards the end of 2007.
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
     In March 2004, we paid Salk approximately $1.1 million to buy out royalty payments due on total sales of lasofoxifene for the prevention of osteoporosis. In connection with Pfizer’s filing of the supplemental NDA in December 2004 for the use of lasofoxifene for the treatment of vaginal atrophy, we exercised our option to pay Salk $1.1 million to buy out royalty payments due on sales in this additional indication. In April 2007, Salk made a claim that there are additional patents issued to Salk that increase the amount of royalty buy-out payments. Based on the context of the claim, we believe that Salk is not raising this claim with respect to the lasofoxifene royalty buy-out payment.
TAP Collaboration – LGD-2941
     LGD-2941, a selective androgen receptor modulator (SARM), was selected as a clinical candidate during Ligand’s collaboration with TAP Pharmaceuticals. SARMs, such as LGD-2941, may contribute to the treatment of diseases including hypogonadism (low testosterone), sexual dysfunction, osteoporosis, frailty and cancer cachexia. Phase I development of LGD-2941 commenced in 2005 for osteoporosis and frailty. The agreement further provides for milestones moving through the development stage and royalties ranging from 6.0% to 12.0% on annual net sales of drugs resulting from the collaboration.
Recent Developments
Termination of Manufacturing and Packaging Agreement
     On April 30, 2007, we entered into a letter agreement with Catalent Pharma Solutions (formerly Cardinal Health PTS, LLC, or Catalent, which terminated, without penalty to either party, our manufacturing and packaging agreement and certain quality agreements with Catalent. In connection with the termination, we and Catalent agreed that certain provisions of the manufacturing and packaging agreement would survive and Catalent would continue to perform limited services. Catalent will also continue to manufacture LGD-4665 capsules for us pursuant to the terms of a separate agreement. The letter agreement also contained a mutual general release of all claims arising from or related to the manufacturing and packaging agreement.
     In connection with our previously announced sale of the AVINZA product line to King Pharmaceuticals, we and King Pharmaceuticals agreed that the manufacturing and packaging agreement would not be assigned or transferred to King Pharmaceuticals, and that we would be responsible for winding down the contract and any resulting liabilities. We paid $0.3 million to a former executive in connection with the negotiation of the termination of the

Catalent manufacturing and packaging agreement. We do not expect the costs of winding down the Catalent agreement to be material.
Sale of AVINZA Product Line
     On September 6, 2006, Ligand and King entered into a purchase agreement, or AVINZA Purchase Agreement, pursuant to which King agreed to acquire all of our rights in and to AVINZA in the United States, its territories and Canada, including, among other things, all AVINZA inventory, records and related intellectual property, and assume certain liabilities as set forth in the AVINZA Purchase Agreement which we collectively refer to as the Transaction. In addition, subject to the terms and conditions of the AVINZA Purchase Agreement, King agreed to offer employment following the closing of the Transaction, or Closing, to certain of our existing AVINZA sales representatives or otherwise reimburse us for certain agreed upon severance arrangements offered to any such non-hired representatives. The Transaction closed on February 26, 2007.
     Pursuant to the terms of the AVINZA Purchase Agreement, we received $281.9 million in net cash proceeds, which represents the purchase price of $247.8 million, which is net of certain inventory adjustments of approximately $17.2 million as set forth in the AVINZA Purchase Agreement, as amended, plus approximately $49.1 million in reimbursement of payments previously made to Organon Pharmaceuticals USA Inc., or Organon, (See “Organon Co-promote Termination” below) and others. Additionally, the net proceeds are less $15.0 million that was funded into an escrow account to support potential indemnity claims by King following the Closing. Of the escrowed amounts not required for claims to King, 50% of the then existing amount will be released on August 26, 2007 with the remaining available balance to be released on February 26, 2008. King also assumed our co-promote termination obligation to make payments to Organon based on net sales of AVINZA (approximately $93.2 million as of February 26, 2007). As Organon has not consented to the legal assignment of the co-promote termination obligation from Ligand to King, we remain liable to Organon in the event of King’s default of this obligation. We also incurred approximately $6.6 million in transaction fees and other costs associated with the sale that are not reflected in the net cash proceeds. This amount includes approximately $3.6 million for investment banking services and related expenses. We disputed the amount of the fees owed to the investment banking firm and as a result, the parties agreed to settle the matter for $3.0 million, which was paid in June 2007.
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
     In connection with the Transaction, King committed to loan us, at our option, $37.8 million, or Loan, to be used to pay a co-promote termination obligation to Organon which was due October 15, 2006. This loan was drawn, and the $37.8 million co-promote liability settled in October 2006. Amounts due under the loan were subject to certain market terms, including a 9.5% interest rate. In addition, and as a condition of the $37.8 million loan received from King, $38.6 million of the funds received from Eisai was deposited into a restricted account to be used to repay the loan to King, plus interest. We repaid the loan plus interest on January 8, 2007. Pursuant to the AVINZA Purchase Agreement, King refunded the interest to us on the Closing Date.
     Also on September 6, 2006, we entered into a contract sales force agreement (the “Sales Call Agreement”) with King, pursuant to which King agreed to conduct a sales detailing program to promote the sale of AVINZA for an agreed upon fee, subject to the terms and conditions of the Sales Call Agreement. Pursuant to the Sales Call Agreement, King agreed to perform certain minimum monthly product details (i.e. sales calls), which commenced effective October 1, 2006 and continued until the Closing Date. Co-promotion expense recognized under the Sales Call Agreement for the three and six months ended June 30, 2007 was zero and $2.8 million, respectively, and is included in results of discontinued operations. The amount due to King under the Sales Call Agreement as of June 30, 2007 is approximately $1.7 million. The Sales Call Agreement terminated effective on the Closing Date.

Organon Co-Promote Termination
     In February 2003, we entered into an agreement for the co-promotion of AVINZA with Organon Pharmaceuticals USA Inc., or Organon. Subsequently, in January 2006, we signed an agreement with Organon that terminated the AVINZA co-promotion agreement between the two companies and returned AVINZA rights to Ligand. The termination was effective as of January 1, 2006; however, the parties agreed to continue to cooperate during a transition period that ended September 30, 2006, or Transition Period, to promote the product. The Transition Period co-operation included a minimum number of product sales calls per quarter (100,000 for Organon and 30,000 for Ligand with an aggregate of 375,000 and 90,000, respectively, for the Transition Period) as well as the transition of ongoing promotions, managed care contracts, clinical trials and key opinion leader relationships to Ligand. During the Transition Period, we paid Organon an amount equal to 23% of AVINZA net sales as reported. We also paid and were responsible for the design and execution of all AVINZA clinical, advertising and promotion expenses and activities.
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
     In connection with the AVINZA sale transaction, King assumed our obligation to make payments to Organon based on net sales of AVINZA (the fair value of which approximated $93.2 million as of February 26, 2007). As Organon has not consented to the legal assignment of the co-promote termination obligation from us to King, we remain liable to Organon in the event of King’s default of this obligation. Therefore, we recorded an asset on February 26, 2007 to recognize King’s assumption of the obligation, while continuing to carry the co-promote termination liability in our consolidated financial statements to recognize our legal obligation as primary obligor to Organon as required under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This asset represents a non-interest bearing receivable for future payments to be made by King and is recorded at its fair value. As of June 30, 2007 and thereafter, the asset and liability will remain equal and adjusted each quarter for changes in the fair value of the obligation. The receivable will be assessed on a quarterly basis for impairment (e.g. in the event King defaults on the assumed obligation to pay Organon). On a quarterly basis, management also reviews the carrying value of the co-promote termination liability. Due to assumptions and judgments inherent in determining the estimates of future net AVINZA sales through November 2017, the actual amount of net AVINZA sales used to determine the amount of the liability for a particular period may be materially different from current estimates. Any resulting changes to the co-promote termination liability will have a corresponding impact on the co-promote termination asset. As of June 30, 2007, the fair value of the co-promote termination liability was determined using a discount rate of 15%, the discount rate used to initially value this component of the termination liability.
Sale of Oncology Product Line
     On September 7, 2006, we, Eisai Inc., a Delaware corporation and Eisai Co., Ltd., a Japanese company, which we collectively refer to as Eisai, entered into a purchase agreement, or Oncology Purchase Agreement, pursuant to which Eisai agreed to acquire all of our worldwide rights in and to our oncology products, including, among other things, all related inventory, equipment, records and intellectual property, and assume certain liabilities, or Oncology Product Line, as set forth in the Oncology Purchase Agreement. The Oncology Product Line included our four marketed oncology drugs: ONTAK, Targretin capsules, Targretin gel and Panretin gel. Pursuant to the Oncology Purchase Agreement, at closing on October 25, 2006, we received approximately $185.0 million in net cash proceeds which is net of $20.0 million that was funded into an escrow account to support any indemnification claims made by Eisai following the closing of the sale, and Eisai assumed certain liabilities. Of the escrowed amounts not required for claims to Eisai, $10.0 million was released on April 25, 2007 with the remaining available balance to be released on October 25, 2007. We incurred approximately $1.7 million of transaction fees and costs associated with the sale that are not reflected in the net cash proceeds.

     Additionally, $38.6 million of the proceeds received from Eisai were deposited into a restricted account to repay a loan received from King, the proceeds of which were used to pay our co-promote termination obligation to Organon in October 2006. Such amounts were released and the loan repaid to King in January 2007.
     In connection with the Oncology Purchase Agreement with Eisai, we entered into a transition services agreement whereby we agreed to perform certain transition services for Eisai, in order to effect, as rapidly as practicable, the transition of purchased assets from Ligand to Eisai. In exchange for these services, Eisai paid us a monthly service fee through June 25, 2007. Fees earned under the transition services agreement during the three and six months ended June 30, 2007, which were recorded as an offset to operating expenses, were approximately $0.9 million and $2.7 million, respectively.
Return of Cash to Shareholders/Equitable Adjustment of Employee Stock Options
     On March 22, 2007, we declared a cash dividend on our common stock of $2.50 per share. As we have an accumulated deficit, the dividend was recorded as a charge against additional paid-in capital in the first quarter of 2007. The aggregate amount of $252.7 million was paid on April 19, 2007 to shareholders of record as of April 5, 2007. In addition to the cash dividend, the Board of Directors authorized up to $100.0 million in share repurchases over the subsequent 12 months. For the three months ended June 30, 2007, we repurchased 3.8 million shares of our common stock totaling $25.4 million.
     In February 2007, our shareholders approved a modification to the 2002 Stock Incentive Plan, or 2002 Plan, to allow equitable adjustments to be made to options outstanding under the 2002 Plan. Effective April 2007, following the ex-dividend date, we reduced the exercise price $2.50, (or to par value for those options with an exercise price below $2.50 per share) as an equitable adjustment, for all options then outstanding under the 2002 Plan. Under the requirements of SFAS 123(R), we will recognize approximately $2.0 million of stock compensation expense in connection with the equitable adjustment, of which $0.02 million and $1.8 million was recognized for the three and six months ended June 30, 2007, respectively, effective March 28, 2007, the date our Compensation Committee of the Board of Directors approved the equitable adjustment.
The Salk Institute for Biological Studies (“Salk”) Allegations
     In March 2007, we received a letter from legal counsel to The Salk Institute for Biological Studies alleging that we owe Salk royalties on prior product sales of Targretin as well as a percentage of the amounts received from Eisai Co., Ltd. (Tokyo) and Eisai Inc. (New Jersey) that are attributable to Targretin with respect to our sale of the Oncology Product Line to Eisai that was completed in October 2006. Salk alleges it is owed at least 25% of the consideration paid by Eisai for that portion of our oncology product line and associated assets attributable to Targretin. In an April 11, 2007 request for mediation, Salk repeated these claims and asserted additional claims that allegedly increase the amount of royalty buy-out payments. Representatives from Ligand and Salk attended a mediation hearing in June 2007, which left the matter unresolved. Salk filed a demand for arbitration in July 2007, seeking at least $22 million for alleged breach of contract based on Salk’s theory that it is entitled to a portion of the money paid by Eisai to Ligand for Targretin related assets. We have reviewed these matters and do not believe we have financial obligations to Salk pertaining to Targretin or these claims. Accordingly, we do not believe that Salk has a valid basis for its claim and we intend to vigorously oppose any Salk claim for payment related to these matters.
Appointment of New CEO/Change in Board of Directors
     On March 1, 2007, we announced the resignation of directors John Groom, Irving S. Johnson, Ph.D., Daniel Loeb, Carl C. Peck, M.D. and Brigette Roberts, M.D. and the appointment of four new directors, John L. Higgins, our President and Chief Executive Officer, Todd C. Davis, Elizabeth M. Greetham and David M. Knott. We subsequently announced the resignation of director Alexander Cross effective March 17, 2007.
     On August 1, 2006, we announced that current director Henry F. Blissenbach had been named Chairman and interim Chief Executive Officer. We agreed to pay Dr. Blissenbach $40,000 per month, commencing August 1, 2006 for his services as Chairman and interim Chief Executive Officer. In addition, Dr. Blissenbach was eligible to receive incentive compensation of up to 50% of his base salary, but not more than $100,000, based upon his performance of certain objectives incorporated within the employment agreement which we and Dr. Blissenbach entered into. As those performance objectives were achieved, we paid the $100,000 in incentive compensation to Dr. Blissenbach in February 2007. Also, Dr. Blissenbach received a stock option grant to purchase 150,000 shares of our common stock at an exercise price of $6.70 per share (adjusted to reflect the March 22, 2007 equitable adjustment of employee stock options). These stock options vested upon the appointment of a new chief executive officer in January 2007. Dr. Blissenbach ceased to be a member of our board of directors effective May 31, 2007. Under the original terms of his stock option agreement, Dr. Blissenbach may exercise his option for a period of thee months following the date of cessation of his service on our board of directors. In July 2007, the compensation committee extended the period of time for which such option is to remain exercisable, but only with respect to the purchase of 25,000 shares of the underlying common stock such that Dr. Blissenbach would have three years to exercise his option to purchase such 25,000 shares. The option to purchase the remaining 125,000 shares expires 90 days after the cessation of Dr. Blissenbach’s service as a member of our board of directors. Finally, we reimbursed Dr. Blissenbach for all reasonable expenses incurred in discharging his duties as interim Chief Executive Officer, including, but not limited to commuting costs to San Diego and living and related costs during the time he spent in San Diego.
     On January 15, 2007, we announced that John L. Higgins had joined us as Chief Executive Officer and President. Mr. Higgins succeeded Dr. Blissenbach, who continued to serve as Chairman of the Board of Directors until March 1, 2007. We agreed to pay Mr. Higgins an annual salary of $400,000, with his employment commencing as of January 10, 2007. In addition, Mr. Higgins has a performance bonus opportunity with a target of 50% of his salary, up to a maximum of 75%, and received a restricted stock award grant of 150,000 shares of our common stock which vests over two years. We also provided Mr. Higgins with a lump-sum relocation benefit of $100,000. Mr. Higgins’ employment agreement provides for severance payments and benefits in the event that his employment is terminated under various scenarios, such as a change in control of the company.
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
     On January 31, 2007, we announced a restructuring plan calling for the elimination of approximately 204 positions across all functional areas. This reduction was made in connection with our efforts to refocus us, following the sale of our commercial assets, as a smaller, highly focused research and development and royalty-driven biotech company. Associated with the restructuring and refocused business model, several of our then executive officers stepped down including our Chief Financial Officer, Chief Scientific Officer and General Counsel. In connection with the termination of these officers and the payment of severance, we entered into one-year consulting agreements with each officer at hourly rates commensurate with the officer’s salary compensation in effect as of the date of termination. Amounts owed to these officers for services provided in the first quarter of 2007 were not material. We also announced that our primary operations are expected to be consolidated into one building with the goal to sublet unutilized space. In connection with the restructuring, we recorded severance and other related charges in the first quarter of 2007 totaling $10.2 million, comprised of one-time severance benefits of $7.1 million, stock compensation of $2.3 million, and other costs of $0.8 million. Of the one-time severance benefits of $7.1 million, $2.1 million is included in general and administrative expenses, $4.4 million is included in research and development expenses, and $0.6 million is included in discontinued operations. Of the stock compensation charges of $2.3 million, $1.0 million is included in general and administrative expenses and $1.3 million is included in research and development expenses. We recorded severance and other related charges in the second quarter of 2007 totaling $1.0 million, comprised of one-time severance benefits of $0.9 million and stock compensation of $0.1 million. Of the one-time severance benefits $0.7 million is included in general and administrative expenses and $0.2 million is included in research and development expenses. All of the stock compensation charges are included in general and administrative expenses. The stock compensation charge resulted from the accelerated vesting and extension of the exercise period of stock options in accordance with severance arrangements of certain senior management members.
Sale and Leaseback of Premises
     On October 25, 2006, we, along with our wholly-owned subsidiary Nexus Equity VI, LLC, or Nexus, entered into an agreement with Slough Estates USA, Inc., or Slough, for the sale of our real property located in San Diego, California for a purchase price of approximately $47.6 million. This property, with a net book value of approximately $14.5 million, includes one building totaling approximately 82,500 square feet, the land on which the building is situated, and two adjacent vacant lots. As part of the sale transaction, we agreed to leaseback the building for a period of 15 years. In connection with the sale transaction, on November 6, 2006, we also paid off the existing mortgage on the building of approximately $11.6 million. The early payment triggered a prepayment penalty of approximately $0.4 million. The sale transaction subsequently closed on November 9, 2006.
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
Employee Retention Agreements and Severance Arrangements
     In March 2006, we entered into letter agreements with approximately 67 of our key employees, including a number of our executive officers. In September 2006, we entered into letter agreements with ten additional employees and modified existing agreements with two employees. These letter agreements provided for certain retention or stay bonus payments to be paid in cash under specified circumstances as an additional incentive to remain employed in good standing with us through December 31, 2006. The Compensation Committee of the Board of Directors approved our entry into these agreements. In accordance with SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, the cost of the plan was ratably accrued over the term of the agreements. Since the retention or stay bonus payments generally vest at the end of 2006 and the total payments to employees was paid in January 2007, we recognized approximately $2.6 million of expense under the plan in 2006 including $0.8 million and $1.1 million, respectively, for the three and six months ended June 30, 2006.
     Additionally, in October 2006, we implemented a 2006 Employee Severance Plan for those employees who were not covered by another severance arrangement. The plan provides that if such an employee is involuntarily terminated without cause, and not offered a similar or better job by one of the purchasers of our product lines (i.e. King or Eisai) such employee will be eligible for severance benefits. The benefits consist of two months’ salary, plus one week of salary for every full year of service with us plus payment of COBRA health care coverage premiums for that same period.

Results of Operations
     Total revenues for the three and six months ended June 30, 2007 were $1.4 million and $1.6 million compared to $1.1 million and $4.0 million, respectively, for the same 2006 period. Operating loss from continuing operations for the three and six months ended June 30, 2007 was $14.4 million and $43.4 million compared to $18.1 million and $32.4 million, respectively, for the same 2006 period. Loss from continuing operations for the three and six months ended June 30, 2007 was $7.7 million and $24.6 million compared to $17.2 million and $30.9 million, respectively, for the same 2006 period.
Collaborative Research and Development and Other Revenue
     Collaborative research and development and other revenues for the three and six months ended June 30, 2007 were zero and $0.2 million compared to $1.1 million and $4.0 million, respectively, for the same 2006 period. Collaborative research and development and other revenues include reimbursement for ongoing research activities, earned development milestones, and recognition of prior years’ up-front fees previously deferred in accordance with SAB No. 101, Revenue Recognition, as amended by SAB 104.
     A comparison of collaborative research and development and other revenues is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Collaborative research and development	$—	$784	$—	$1,678
Development milestones and other	—	279	235	2,299

	$—	$1,063	$235	$3,977

     Development milestones for the 2007 period reflect $0.2 million earned from Wyeth, which compares to a $2.0 million milestone earned from GlaxoSmithKline in the 2006 period in connection with the commencement of Phase III studies of Promacta. Collaborative research and development revenues for the three and six months ended June 30, 2006 represent fees earned under our collaboration agreement with TAP, which concluded in June 2006.
     Royalty Revenue – AVINZA. As discussed under “Recent Developments – Sale of AVINZA Product Line”, in connection with the sale of AVINZA, King will pay us a royalty on net sales of AVINZA. In accordance with the AVINZA Purchase Agreement, royalties are required to be reported and paid to us within 45 days of quarter-end during the 20 month period following the closing of the sale transaction (February 26, 2007). Thereafter, royalties will be paid on a calendar year basis. Such royalties will be recognized in the quarter reported. Since there is a one quarter lag from when King recognizes AVINZA net sales to when King reports those sales and the corresponding royalties to us, we recognized AVINZA royalty revenue of $1.4 million in the second quarter of 2007.

Research and Development Expenses
     Research and development expenses were $8.8 million and $24.4 million for the three and six months ended June 30, 2007 compared to $10.1 million and $18.5 million, respectively, for the same 2006 period. The major components of research and development expenses are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2007		June 30, 2007
	2007	2006	2007	2006
Research performed under collaboration agreements	$—	$1,044	$—	$1,968
Internal research programs	4,916	5,156	12,266	9,891

Total research	4,916	6,200	12,266	11,859

Total development	3,835	3,888	12,087	6,646

Total research and development	$8,751	$10,088	$24,353	$18,505

     Research and development expenses for the three and six months ended June 30, 2007 include one-time severance benefits and stock compensation charges of approximately $0.2 million and $4.6 million, respectively, incurred in connection with our restructuring and one-time stock compensation charges of zero and $1.3 million, respectively, incurred in connection with the equitable adjustment of stock options as discussed under “Recent Developments” above.
     Spending for research expenses was $4.9 million and $12.3 million for the three and six months ended June 30, 2007 compared to $6.2 million and $11.9 million, respectively, for the same 2006 period. Excluding the impact of one-time severance benefits and stock compensation charges, the decrease in internal research program expenses for the three and six months ended June 30, 2007 compared to the same 2006 periods reflects reduced costs due to lower headcount related expenses in connection with our restructuring. The three and six months ended June 30, 2007 compared to the same 2006 period reflects increased research performed in the area of thrombopoietin (TPO) agonists.
     Spending for development expenses for the three months ended June 30, 2007 remained constant compared to the same 2006 period. Excluding the impact of one-time severance benefits and stock compensation charges, spending for development expenses for the three and six months ended June 30, 2007 increased compared to the same 2006 period reflecting increased spending on LGD-4665 TPO, our leading drug candidate in this area which is in Phase I clinical trials.
     A summary of our significant internal research and development programs as of June 30, 2007 is as follows:

Program	Disease/Indication	Development Phase
LGD-4665 (Thrombopoietin oral mimetic)	Idiopathic Thrombocytopenia Purpura; myelodysplastic syndrome, liver dysfunction, other thrombocytopenias	Phase I

Selective androgen receptor modulators, (agonists)	Hypogonadism, osteoporosis, sexual dysfunction, frailty, cachexia.	Pre-clinical

Selective glucocorticoid receptor modulators	Inflammation, cancer	Research

Selective androgen receptor modulators, (antagonists)	Prostate cancer	Research

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
General and Administrative Expenses
     General and administrative expenses were $7.5 million and $21.7 million for the three and six months ended June 30, 2007 compared to $9.0 million and $17.8 million, respectively, for the same 2006 period. General and administrative expenses for the three months ended June 30, 2007 were lower when compared to the same 2006 period as the 2006 period included higher legal costs (incurred in connection with the ongoing SEC investigation, shareholder litigation and our strategic initiative process) and consultant fees incurred in connection with our 2006 SOX compliance program. General and administrative expenses for the six months ended June 30, 2007 were higher compared to the same 2006 period due to the inclusion of one-time severance benefits and stock compensation charges of approximately $3.8 million incurred in connection with our restructuring and one-time stock compensation charges of $1.8 million incurred in connection with the equitable adjustment of stock options discussed under “Recent Developments” above. General and administrative expenses for the three and six months ended June 30, 2007 also include approximately $1.1 million and $2.0 million, respectively, of legal and related costs incurred in connection with the ongoing SEC investigation of our financial statement restatement (See Part II, Item 1 “Legal Proceedings”), in addition to $0.3 million paid to a former executive in connection with the negotiation of the termination of the Catalent manufacturing and packaging agreement. Prospectively, we expect our quarterly general and administrative expenses to be less than the amount for the three months ended June 30, 2007 as we realize the benefits of our restructuring efforts primarily through reduced headcount expenses.
Accretion of Deferred Gain on Sale Leaseback
     On October 25, 2006, we, along with our wholly-owned subsidiary Nexus, entered into an agreement with Slough for the sale of our real property located in San Diego, California for a purchase price of approximately $47.6 million. This property, with a net book value of approximately $14.5 million, includes one building totaling approximately 82,500 square feet, the land on which the building is situated, and two adjacent vacant lots. As part of the sale transaction, we agreed to lease back the building for a period of 15 years. The sale transaction subsequently closed on November 9, 2006.
     In accordance with SFAS 13, Accounting for Leases, we recognized an immediate pre-tax gain on the sale transaction of approximately $3.1 million in the fourth quarter of 2006 and deferred a gain of approximately $29.5 million on the sale of the building. The deferred gain is recognized as an offset to operating expense on a straight-line basis over the 15 year term of the lease at a rate of approximately $2.0 million per year. The accretion of the deferred gain was $0.5 million and $1.0 million for the three and six months ended June 30, 2007, respectively.
Interest Income
     Interest income was $2.5 million and $5.8 million for the three and six months ended June 30, 2007 compared to $0.6 million and $1.2 million, respectively, for the same 2006 period. The increase for the three and six months ended June 30, 2007 when compared to the same 2006 periods is primarily due to higher cash and investment balances as a result of the proceeds from the sales of the Oncology Product Line on October 25, 2006 and the AVINZA Product Line on February 26, 2007 discussed under “Recent Developments” above.

Income Taxes
     We had losses from continuing operations and income from discontinued operations for the three and six months ended June 30, 2007. In accordance with SFAS No. 109, Accounting for Income Taxes, the income tax benefit generated by the loss from continuing operations for the three and six months ended June 30, 2007 was $4.2 million and $13.4 million, respectively. This income tax benefit captures the deemed use of losses from continuing operations used to offset the income and gain from our AVINZA product line that was sold on February 26, 2007.
     Net income tax benefit combining both continuing and discontinued operations was $1.9 million and a net income tax expense of $13.7 million for the three and six months ended June 30, 2007, respectively. The income tax benefit for the three months ended June 30, 2007 reflects the deemed use of losses from continuing operations reflected in the application of the annual effective tax rate which is offset, in part, by the income tax expense recorded discretely in the first quarter from the sale of our AVINZA product line on February 26, 2007. The income tax expense for the six months ended June 30, 2007 reflects the net tax due on taxable income that was not fully offset by net operating loss and research and development credit carryforwards due to federal and state alternative minimum tax requirements. Net income tax expense combining both continuing and discontinued operations was $0.02 million and $0.04 million for the three and six months ended June 30, 2006, respectively.
Discontinued Operations
     Oncology Product Line
     On September 7, 2006, we and Eisai entered into the Oncology Purchase Agreement pursuant to which Eisai agreed to acquire all of our worldwide rights in and to our oncology products, or Oncology Product Line, including, among other things, all related inventory, equipment, records and intellectual property, and assume certain liabilities, or Oncology Product Line, as set forth in the Oncology Purchase Agreement. The Oncology Product Line included our four marketed oncology drugs: ONTAK, Targretin capsules, Targretin gel and Panretin gel. Pursuant to the Oncology Purchase Agreement, at closing on October 25, 2006, we received approximately $185.0 million in net cash proceeds, which is net of $20.0 million that was funded into an escrow account to support any indemnification claims made by Eisai following the closing of the sale. Eisai also assumed certain liabilities. Of the escrowed amounts not required for claims to Eisai, $10.0 million was released on April 25, 2007, with the remaining available balance to be released on October 25, 2007. We also recorded approximately $1.7 million in transaction fees and costs associated with the sale that are not reflected in net cash proceeds. We recorded a pre-tax gain on the sale of $135.8 million in the fourth quarter of 2006. In the first quarter of 2007, we recorded a $0.1 million pre-tax reduction to the gain on the sale due to subsequent changes in certain estimates of assets and liabilities recorded as of the sale date. In the second quarter of 2007, we recognized a $10.0 million pre-tax gain resulting from the release of funds from the escrow account partially offset by $0.1 million pre-tax loss due to subsequent changes in certain estimates of assets and liabilities recorded as of the sale date.
     Additionally, $38.6 million of the proceeds received from Eisai were deposited into an escrow account to repay a loan received from King Pharmaceuticals, Inc., or the proceeds of which were used to pay our co-promote termination obligation to Organon in October 2006. The escrow amounts were released and the loan repaid to King in January 2007.
     In connection with the Oncology Purchase Agreement with Eisai, we entered into a transition services agreement whereby we agreed to perform certain transition services for Eisai, in order to effect, as rapidly as practicable, the transition of purchased assets from Ligand to Eisai. In exchange for these services, Eisai paid us a monthly service fee through June 25, 2007. Fees earned under the transition services agreement during the three and six months ended June 30, 2007, which were recorded as an offset to operating expenses, were approximately $0.9 million and $2.7 million, respectively.
     Prior to the Oncology sale, we recorded accruals for rebates, chargebacks, and other discounts related to Oncology products when product sales were recognized as revenue under the sell-through method. Upon the Oncology sale, we accrued for rebates, chargebacks, and other discounts related to Oncology products in the distribution channel which had not sold-through at the time of the Oncology sale and for which we retained the liability subsequent to the Oncology sale. Our accruals for Oncology rebates, chargebacks, and other discounts total $1.3 million as of June 30, 2007 and is included in accrued liabilities in the accompanying condensed consolidated balance sheet.
     Additionally, and pursuant to the terms of the Oncology Purchase Agreement, we retained the liability for returns of product from wholesalers that had been sold by us prior to the close of the transaction. Accordingly, as part of the accounting for the gain on the sale of the Oncology Product Line, we recorded a reserve for Oncology product returns. Under the sell-through revenue recognition method, we previously did not record a reserve for returns from wholesalers. Our reserve for Oncology returns was $4.9 million as of June 30, 2007 and is included in accrued liabilities in the accompanying condensed consolidated balance sheet.
     AVINZA Product Line
     On September 6, 2006, we and King entered into the AVINZA Purchase Agreement pursuant to which King agreed to acquire all of our rights in and to AVINZA in the United States, its territories and Canada, including, among other things, all AVINZA inventory, records and related intellectual property, and assume certain liabilities as set forth in the AVINZA Purchase Agreement, which we collectively refer to as the Transaction. In addition, King, subject to the terms and conditions of the AVINZA Purchase Agreement, agreed to offer employment following the closing of the Transaction, or Closing, to certain of our existing AVINZA sales representatives or otherwise reimburse us for agreed upon severance arrangements offered to any such non-hired representatives.
     Pursuant to the AVINZA Purchase Agreement, at Closing on February 26, 2007, or Closing Date, we received $280.4 million in net cash proceeds, which is net of $15.0 million that was funded into an escrow account to support potential indemnification claims made by King following the Closing. The purchase price reflected a reduction of $12.7 million due to the preliminary estimate of retail inventory levels of AVINZA at the Closing Date exceeding targeted levels. After final studies and review by King, the final retail inventory-level adjustment was determined to be $11.2 million. We subsequently received the additional $1.5 million in sale proceeds in April 2007. The purchase price also reflects a reduction of $6.0 million for anticipated higher cost of goods for King related to the Catalent manufacturing and packaging agreement. At the closing, we agreed to not assign the Catalent agreement to King, wind down the contract, and remain responsible for any resulting liabilities. Subsequent to the closing, on April 30, 2007, we entered into a letter agreement with Catalent which terminated, without penalty to either party, the manufacturing and packaging agreement and certain related quality agreements with Catalent. In connection with the termination, we and Catalent agreed that certain provisions of the manufacturing and packaging agreement would survive and Catalent would continue to perform limited services. Catalent will also continue to manufacture LGD-4665 capsules for us under the terms of a separate agreement. The letter agreement with Catalent also contained a mutual general release of all claims arising from or related to the manufacturing and packaging agreement. We do not expect the costs of winding down the Catalent agreement to be material.
     The net cash received also includes reimbursement of $47.8 million for co-promote termination payments which had previously been paid to Organon, $0.9 million of interest Ligand paid King on a loan that was repaid in January 2007, and $0.5 million of severance expense for AVINZA sales representatives not offered positions with King. A summary of the final net cash proceeds, exclusive of $6.6 million in transaction costs and adjusted to reflect the final results of the retail inventory study, is as follows (in thousands):

Purchase price	$265,000
Reimbursement of Organon payments	47,750
Repayment of interest on King loan	883
Reimbursement of sales representative severance costs	453

314,086

Less retail pharmacy inventory adjustment	(11,225)
Less cost of goods manufacturing adjustment	(6,000)

296,861

Less funds placed into escrow	(15,000)

Net cash proceeds	$281,861

     King also assumed our co-promote termination obligation to make payments to Organon based on net sales of AVINZA (approximately $93.2 million as of February 26, 2007). As Organon has not consented to the legal assignment of the co-promote termination obligation from us to King, we remain liable to Organon in the event of King’s default of this obligation. We also incurred approximately $6.6 million in transaction fees and other costs associated with the sale that are not reflected in the net cash proceeds, of which $3.6 million was recognized in 2006. We recognized approximately $3.6 million in the first quarter of 2007 for investment banking services and related expenses. We disputed the amount of the fees owed to the investment banking firm and as a result, the parties agreed to settle the matter for $3.0 million, which was paid in June 2007. We recorded a pre-tax gain on the sale of $310.1 million in the first quarter of 2007 and a $0.3 million pre-tax increase to the gain on the sale in the second quarter of 2007 due to subsequent changes in certain estimates of assets and liabilities recorded as of the sale date partially offset by the adjustment to the investment banking fees discussed above.
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
     Also on September 6, 2006, we entered into a contract sales force agreement, or Sales Call Agreement, with King, pursuant to which King agreed to conduct a sales detailing program to promote the sale of AVINZA for an agreed upon fee, subject to the terms and conditions of the Sales Call Agreement. Pursuant to the Sales Call Agreement, King agreed to perform certain minimum monthly product details (i.e. sales calls), which commenced effective October 1, 2006 and continued until the Closing Date. The total co-promote expense incurred during the first quarter of 2007 through the Closing Date was approximately $2.8 million. The amount due to King under the Sales Call Agreement as of June 30, 2007 was approximately $1.7 million.
     Prior to the AVINZA sale, we recorded accruals for rebates, chargebacks, and other discounts related to AVINZA products when product sales were recognized as revenue under the sell-through method. Upon the AVINZA sale, we accrued for rebates, chargebacks, and other discounts related to AVINZA products in the distribution channel which had not sold-through at the time of the AVINZA sale and for which we retained the liability subsequent to the sale. Our accruals for AVINZA rebates, chargebacks, and other discounts total $3.5 million as of June 30, 2007 and are included in accrued liabilities in the accompanying condensed consolidated balance sheet.
     Additionally, and pursuant to the terms of the AVINZA Purchase Agreement, we retained the liability for returns of product from the distribution channel that had been sold by us prior to the close of the transaction. Accordingly, as part of the accounting for the gain on the sale of AVINZA, we recorded a reserve for AVINZA product returns. Under the sell-through revenue recognition method, we previously did not record a reserve for returns. Our reserve for AVINZA returns is $11.7 million as of June 30, 2007 and is included in accrued liabilities in the accompanying condensed consolidated balance sheet.

     Summary of Results from Discontinued Operations
     Income from discontinued operations before income taxes was zero and $6.0 million for the three and six months ended June 30, 2007 compared to income from discontinued operations before income taxes of $1.2 million and a loss from discontinued operations before income taxes of $127.3 million, respectively, for the same 2006 periods. There were no transactions during the three months ended June 30, 2007. The following table summarizes results from discontinued operations for the six months ended June 30, 2007 included in the condensed consolidated statements of operations (in thousands):

AVINZA
Product
Line
Product sales	$18,256

Operating costs and expenses:
Cost of products sold	3,608
Research and development	120
Selling, general and administrative	3,709
Co-promotion	2,814
Co-promote termination charges	2,012

Total operating costs and expenses	12,263

Income from operations	5,993
Interest expense	—

Income before income taxes	$5,993

     The following tables summarize results from discontinued operations for the three and six months ended June 30, 2006 included in the condensed consolidated statements of operations (in thousands):

	Three months ended June 30, 2006
	Oncology	AVINZA
	Product	Product
	Line	Line	Total
Product sales	$13,676	$33,651	$47,327
Collaborative research and development and other revenues	57	—	57

Total revenues	13,733	33,651	47,384

Operating costs and expenses:
Cost of products sold	4,892	5,374	10,266
Research and development	3,675	132	3,807
Selling, general and administrative	4,448	11,276	15,724
Co-promotion	—	10,923	10,923
Co-promote termination charges	—	3,096	3,096

Total operating costs and expenses	13,015	30,801	43,816

Income from operations	718	2,850	3,568
Interest expense	(25)	(2,311)	(2,336)

Income before income taxes	$693	$539	$1,232

	Six months ended June 30, 2006
	Oncology	AVINZA
	Product	Product
	Line	Line		Total
Product sales	$29,165	$66,146		$95,311
Collaborative research and development and other revenues	115	—		115

Total revenues	29,280	66,146		95,426

Operating costs and expenses:
Cost of products sold	9,038	10,968		20,006
Research and development	7,568	40		7,608
Selling, general and administrative	8,966	20,148		29,114
Co-promotion	—	21,880		21,880
Co-promote termination charges	—	139,337		139,337

Total operating costs and expenses	25,572	192,373		217,945

Income (loss) from operations	3,708	(126,227)		(122,519)
Interest expense	(50)	(4,725	)(1)	(4,775)

Income (loss) before income taxes	$3,658	$(130,952)		$(127,294)

(1)	As part of the terms of the AVINZA Purchase Agreement, we were required to redeem our outstanding convertible subordinated notes. All of the notes converted into shares of common stock in 2006 prior to redemption. In accordance with EITF 87-24, Allocation of Interest to Discontinued Operations, the interest on the notes was allocated to discontinued operations because the debt was required to be repaid in connection with the disposal transaction.
     Product sales were zero and $18.3 million for the three and six months ended June 30, 2007 compared to $47.3 million and $95.3 million for the same 2006 period, respectively. Total operating costs and expenses were zero and $12.3 million for the three and six months ended June 30, 2007 compared to $43.8 million and $217.9 million for the same 2006 period, respectively. The decrease in product sales and total operating costs and expenses for the three and six months ended June 30, 2007 compared to the same 2006 period is primarily due to the sales of the Oncology and AVINZA product lines effective October 25, 2006 and February 26, 2007, respectively. There were no transactions during the three months ended June 30, 2007.
     Co-promotion expense of zero and $2.8 million for the three and six months ended June 30, 2007, respectively, represents fees paid to King for contract sales expenses incurred under the Sales Call Agreement prior to the closing of the Transaction on February 26, 2007. This compares to $10.9 million and $21.9 million of co-promotion expense recognized under our co-promotion arrangement with Organon for the three and six months ended June 30, 2006, respectively, that concluded September 30, 2006 (Refer to “Recent Developments – Organon Co-Promote Termination”).
     For the three and six months ended June 30, 2006, we recognized $3.1 million and $139.3 million, respectively, of co-promote termination costs in connection with the termination of our AVINZA co-promote arrangement with Organon effective January 1, 2006. For the three and six months ended June 30, 2007, we recognized zero and $2.0 million, respectively, of co-promote termination expense which represents the accretion of the termination liability to fair value as of February 26, 2007, the closing of the AVINZA product line sale Transaction (Refer to “Recent Developments – Organon Co-Promote Termination”).
     Interest expense for the three and six months ended June 30, 2006 of $2.3 million and $4.8 million, respectively, primarily represented interest on our then outstanding convertible subordinated notes. As part of the terms of the AVINZA Purchase Agreement, we were required to redeem the outstanding notes. All of the notes converted into shares of common stock in 2006 prior to redemption. In accordance with EITF 87-24, Allocation of Interest to

Discontinued Operations, the interest on the notes was allocated to discontinued operations because the debt was required to be repaid in connection with the disposal transaction.
Liquidity and Capital Resources
     We have financed our operations through private and public offerings of our equity securities, collaborative research and development and other revenues, issuance of convertible notes, product sales and the subsequent sales of our commercial assets, capital and operating lease transactions, accounts receivable factoring and equipment financing arrangements, and investment income. In March 2007, we announced that our board of directors authorized a stock repurchase program under Rule 10b-18 of the Securities Exchange Act of 1934, as amended, of up to $100 million of shares of our common stock in the open market and renegotiated purchases over a period of 12 months. For the three months ended June 30, 2007, we had repurchased 3.8 million shares of our common stock in open market transactions at varying prices for an aggregate purchase price of approximately $25.4 million, which leaves approximately $74.6 million available for potential future repurchases of common stock.
     Working capital was $64.1 million at June 30, 2007 compared to $64.7 million at December 31, 2006. Cash, cash equivalents, short-term investments and restricted cash and investments totaled $117.0 million as of June 30, 2007 compared to $212.5 million as of December 31, 2006. We primarily invest our cash in United States government and investment grade corporate debt securities. Restricted investments as of June 30, 2007 consist of certificates of deposit held with a financial institution as collateral under equipment financing and third-party service provider arrangements.
     Based on our revised business model, we believe our currently available cash, cash equivalents, and short-term investments as well as our current and future royalty revenues will be sufficient to satisfy our anticipated operating and capital requirements through at least the next twelve months. Our future operating and capital requirements will depend on many factors, including: the pace of scientific progress in our research and development programs; the magnitude of these programs; the scope and results of preclinical testing and clinical trials; the time and costs involved in obtaining regulatory approvals; the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims; competing technological and market developments; the amount of royalties on sales of AVINZA we receive from King; and the efforts of our collaborators. We will also consider additional equipment financing arrangements similar to arrangements currently in place.
Operating Activities
     Operating activities used cash of $74.7 million for the six months ended June 30, 2007 compared to $26.4 million for the same 2006 period. The use of cash for the six months ended June 30, 2007 reflects net income of $274.5 million, adjusted by $313.5 million in items to reconcile net income to net cash used in operations. These reconciling items primarily reflect the gain on the sale of our AVINZA Product Line of $310.4 million, the adjustment to gain on the sale of Oncology Product Line of $9.8 million and the accretion of deferred gain on sale leaseback of building of $1.0 million, partially offset by the recognition of $6.1 million of stock-based compensation expense, depreciation and amortization of assets of $0.9 million, the write-off of assets of $0.7 million and co-promote termination expense of $1.4 million.
     The use of cash for the six months ended June 30, 2007 is further impacted by changes in operating assets and liabilities due primarily to decreases in accounts payable and accrued liabilities of $33.7 million and to deferred revenue, net of $8.7 million and an increase in the restricted indemnity account of $9.9 million, partially offset by decreases in accounts receivable, net of $11.5 million and inventories, net of $0.9 million. The decreases in deferred revenue and accounts receivable are primarily due to the AVINZA sale. The decrease in accounts payable and accrued liabilities is primarily due to the January 2007 payment of $10.0 million in accrued fees for co-promotion services to Organon during the co-promote transition period which terminated effective September 30, 2006, and lower headcount costs and operational expenses following the sale of our AVINZA Product Line to King in February 2007, partially offset by an increase in accrued income taxes of $7.7 million primarily due to income taxes owed on the gain of the AVINZA Product Line. The increase in the restricted indemnity account is due to the funding of $10.0 million to support our existing indemnification obligations to continuing and departing directors in connection with the ongoing SEC investigation and related matters, less payments made.
     Cash used in operating activities for the six months ended June 30, 2006 of $26.4 million reflects a net loss of $158.2 offset by non-cash operating expenses of $10.5 million and $121.2 million of changes in operating assets and liabilities. Non-cash operating expense in 2006 includes the recognition of $2.0 million of stock compensation expense in connection with the adoption of SFAS123(R) and option grants to non-employees. The use of cash for the 2006 period is further impacted by changes in operating assets and liabilities due to decreases in deferred revenues net of $14.5 million and increases in current assets of $10.2 million, partially offset by decreases in inventories, net of $1.5 million, increases in accounts payable and accrued liabilities of $2.9 million, and accounts receivable, net of $2.3 million. The reconciliation of net loss to net cash used in operating activities for the six months ended June 30, 2006 also reflects the accrual of the AVINZA co-promote termination liability of $139.3 million.
     Cash used in operating activities of $74.7 million for the six months ended June 30, 2007 includes $28.5 million used in discontinued operations. Cash used in operating activities of $26.4 million for the same 2006 period includes $7.5 million provided by discontinued operations.
Investing Activities
     Investing activities provided cash of $332.6 million for the six months ended June 30, 2007 compared to $0.9 million for the same 2006 period. Cash provided for the six months ended June 30, 2007 primarily reflects proceeds from the sale of our AVINZA Product Line of $281.9 million, the release of the $10.0 million proceeds held in escrow from the sale of the Oncology Product Line, the decrease of restricted cash of $38.8 million which was held in escrow as of December 31, 2006 and released in January 2007 to repay our loan with King, and net proceeds from sales of short-term investments of $1.7 million. The loan amount including interest was subsequently reimbursed to us in February 2007 in connection with the closing of the AVINZA Product Line sale to King. Cash provided for the six months ended June 30, 2006 primarily reflects proceeds of $1.5 million from the net sale of short-term investments, partially offset by purchases of property and equipment of $0.7 million.
     Cash provided by investing activities for the six months ended June 30, 2007 includes $291.9 million provided by discontinued operations from the sale of the AVINZA and Oncology Product Lines. Cash provided by investing activities of $0.9 million for the same 2006 period includes $0.02 million used in discontinued operations.
Financing Activities
     Cash used in financing activities for the six months ended June 30, 2007 was $312.7 million compared to cash provided by financing activities of $0.4 million for the same 2006 period. Cash used for the six months ended June 30, 2007 primarily reflects the $252.7 million cash dividend payment, $25.4 million repurchase of our common stock, the repayment of debt of $37.8 million and net payments under equipment financing obligations of $1.1 million. These amounts are partially offset by proceeds from the issuance of common stock, related primarily to the exercise of employee stock options, of $4.1 million. Cash provided by financing activities for the six months ended June 30, 2006 includes proceeds from the exercise of employee stock options of $1.5 million partially offset by net payments under equipment financing arrangements of $0.8 million and the repayment of long-term debt of $0.2 million.
     On March 22, 2007, we announced a return of cash on our common stock in the form of a $2.50 per share special cash dividend. The aggregate amount of $252.7 million was paid on April 19, 2007 to shareholders of record as of April 5, 2007. In addition to the cash dividend, the Board of Directors authorized up to $100.0 million in share repurchases over the subsequent 12 months. For the three months ended June 30, 2007, we repurchased 3.8 million shares of our common stock totaling $25.4 million.
     None of the cash used in financing activities for the six months ended June 30, 2007 relates to discontinued operations. Cash provided by financing activities of $0.4 million for the same 2006 period includes $0.1 million used in discontinued operations.
     Certain of our property and equipment is pledged as collateral under various equipment financing arrangements. As of June 30, 2007, $3.2 million was outstanding under such arrangements with $2.0 million classified as current. Our equipment financing arrangements have terms of four years with interest ranging from 7.35% to 10.11%.

Leases and Off-Balance Sheet Arrangements
     We lease certain of our office and research facilities under operating lease arrangements with varying terms through November 2021. The agreements provide for increases in annual rents based on changes in the Consumer Price Index or fixed percentage increases ranging from 3% to 7%.
Contractual Obligations
     As of June 30, 2007, future minimum payments due under our contractual obligations are as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Capital lease obligations (1)	$3,529	$2,207	$1,296	$26	$—
Operating lease obligations	69,622	4,836	10,111	10,726	43,949
Retention bonus obligation	255	255	—	—	—
Severance obligation	309	309	—	—	—
Consulting agreements	882	882	—	—	—
Co-promote termination liability (2)	—	—	—	—	—
Manufacturing agreements (3)	—	—	—	—	—

Total contractual obligations	$74,597	$8,489	$11,407	$10,752	$43,949

(1) Includes interest payments as follows:	$280	$202	$78	$—	$—

(2)
Our co-promote termination obligation to Organon was assumed by King pursuant to the AVINZA Purchase Agreement. However, as Organon did not consent to the legal assignment of the obligation to King, Ligand remains liable to Organon in the event of King’s default of the obligation. As of June 30, 2007, the total estimated amount of the obligation is approximately $190.3 million on an undiscounted basis.

(3)	In May 2006, Ligand and Catalent Pharma Solutions (formerly Cardinal Health PTS, LLC), or Catalent entered into the First Amendment to the Manufacturing and Packaging Agreement for the manufacturing of AVINZA. The amendment principally adjusted certain contract dates, near-term minimum commitments and contract prices. Under the terms of the amended agreement, we committed to minimum annual purchases ranging from $0.8 million to $1.2 million for 2006; $2.2 million to $3.3 million for 2007; and $2.4 million to $3.6 million for 2008 through 2010. As part of the closing of the AVINZA sale transaction, we and King agreed that the Catalent agreement would not be assigned or transferred to King and that we would be responsible for winding down the contract and any resulting liabilities. The contract was subsequently terminated in April 2007. We do not expect the costs of winding down the Catalent agreement to be material.
     As of June 30, 2007, we have net open purchase orders (defined as total open purchase orders at quarter end less any accruals or invoices charged to or amounts paid against such purchase orders) totaling approximately $5.5 million. For the twelve months ended December 31, 2007 we plan to spend approximately $0.6 million on capital expenditures.
Critical Accounting Policies
     Certain of our accounting policies require the application of management judgment in making estimates and assumptions that affect the amounts reported in the consolidated financial statements and disclosures made in the accompanying notes. Those estimates and assumptions are based on historical experience and various other factors deemed to be applicable and reasonable under the circumstances. The use of judgment in determining such estimates and assumptions is by nature, subject to a degree of uncertainty. Accordingly, actual results could differ from the estimates made. Management believes that the only material changes during the six months ended June 30, 2007 to the critical accounting policies reported in the Management’s Discussion and Analysis section of our 2006 Annual Report are related to 1) revenue recognition for AVINZA royalties, 2) AVINZA product returns and 3) co-promote termination accounting pursuant to the sale of AVINZA.

Revenue Recognition – AVINZA Royalties
     In accordance with the AVINZA Purchase Agreement, royalties are required to be reported and paid to us within 45 days of quarter-end during the 20 month period following the closing of the sale transaction (February 26, 2007). Thereafter, royalties will be paid on a calendar year basis. Royalties on sales of AVINZA due from King will be recognized in the quarter reported. Since there is a one quarter lag from when King recognizes AVINZA net sales to when King reports those sales and the corresponding royalties to us, we recognized AVINZA royalty revenue of $1.4 million in the second quarter of 2007.
AVINZA Product Returns
     In connection with the sale of the AVINZA product line to King, we retained the obligation for returns of product that we shipped to wholesalers prior to the close of the transaction on February 26, 2007. The accrual for AVINZA product returns, which was recorded as part of the accounting for the AVINZA sale transaction, is based on historical experience. While our obligation is for returns of product from our wholesaler customers, retail pharmacies may also return AVINZA to the wholesalers who in turn could return the product to us. As of June 30, 2007, we believe that the majority of AVINZA in the distribution channel is held at the retail pharmacy level. Due to the estimates and assumptions inherent in determining the amount of product returns, and that following the sale of the AVINZA product line to King we will have limited visibility into the amount of Ligand shipped product in the distribution channel, we are unable to quantify an estimate of the reasonably likely effect of any changes to the returns accrual, including the timing of any such changes, on our financial position. Any such changes will be recorded as a component of discontinued operations in the period identified. For reference purposes, a 10% to 20% variance to our estimated allowance for returns on the AVINZA products would result in an approximate $1.2 million to $2.4 million adjustment to the reserve for AVINZA product returns.
Co-Promote Termination Accounting
     As part of the termination and return of co-promotion rights agreement that we entered into with Organon in January 2006, we agreed to make quarterly payments to Organon, effective for the fourth quarter of 2006, equal to 6.5% of AVINZA net sales through December 31, 2012 and thereafter 6% through patent expiration, currently anticipated to be November 2017. The estimated fair value of the amounts to be paid to Organon after the termination ($95.2 million as of January 2006), based on the future estimated net sales of the product, was recognized as a liability and expensed as a cost of the termination as of the effective date of the agreement, January 2006.
     In connection with the AVINZA sale transaction, King assumed our obligation to make payments to Organon based on net sales of AVINZA (the fair value of which approximated $93.2 million as of February 26, 2007). As Organon has not consented to the legal assignment of the co-promote termination obligation from us to King, we remain liable to Organon in the event of King’s default of this obligation. Therefore, we recorded an asset on February 26, 2007 to recognize King’s assumption of the obligation, while continuing to carry the co-promote termination liability in our consolidated financial statements to recognize our legal obligation as primary obligor to Organon as required under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This asset represents a non-interest bearing receivable for future payments to be made by King and is recorded at its fair value. As of June 30, 2007 and thereafter, the receivable and liability will remain equal and adjusted each quarter for changes in the fair value of the obligation. On a quarterly basis, management reviews the carrying value and assesses the co-promote termination receivable for impairment (e.g. in the event King defaults on the assumed obligation to pay Organon). On a quarterly basis, management also reviews the carrying value of the co-promote termination liability. Due to assumptions and judgments inherent in determining the estimates of future net AVINZA sales through November 2017, the actual amount of net AVINZA sales used to determine the amount of the asset and liability for a particular period may be materially different from current estimates. Any resulting changes to the co-promote termination liability will have a corresponding impact on the co-promote termination payments receivable. As of June 30, 2007, the fair value of the co-promote termination liability (and the corresponding receivable) was determined using a discount rate of 15%.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     At June 30, 2007, our investment portfolio included fixed-income securities of $13.4 million. These securities are subject to interest rate risk and will decline in value if interest rates increase. However, due to the short duration of our investment portfolio, an immediate 10% change in interest rates is not expected to have a material impact on our financial condition, results of operations or cash flows. At June 30, 2007, we also have certain equipment financing arrangements with variable rates of interest. Due to the relative insignificance of such arrangements, however, an immediate 10% change in interest rates would have no material impact on our financial condition, results of operations, or cash flows. Declines in interest rates over time will, however, reduce our interest income, while increases in interest rates over time will increase our interest expense.
     We do not have a significant level of transactions denominated in currencies other than U.S. dollars and as a result we have limited foreign currency exchange rate risk. The effect of an immediate 10% change in foreign exchange rates would have no material impact on our financial condition, results of operations or cash flows.

ITEM 4. CONTROLS AND PROCEDURES
     We are required to maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities and Exchange Act of 1934, as amended, or Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms.
     Based on their most recent evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act are effective.
     There was no change in our internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting. However, the Company is currently reviewing its controls and procedures based upon the significant reduction in staff as a result of its most recent restructuring.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Securities Litigation
     We were involved in several securities class action and shareholder derivative actions which followed announcements by us in 2004 and the subsequent restatement of our financial results in 2005. In June 2006, we entered into agreements to resolve all claims by the parties in each of these matters, including those asserted against us and the individual defendants in these cases. Under the agreements, we agreed to pay a total of $12.2 million in cash for a release and in full settlement of all claims. Twelve million dollars of the settlement amount and a portion of our total legal expenses were funded by our Directors and Officers Liability insurance carrier while the remainder of the legal fees incurred ($1.4 million for 2006) was paid by us. Of the $12.2 million settlement liability, $4.0 million was paid in October 2006 to our insurance carrier and then disbursed to the claimants’ attorneys, while $8.0 million was paid in July 2006 by the insurance carrier directly to an independent escrow agent responsible for disbursing the funds to the class action suit claimants. As part of the settlement of the state derivative action, we agreed to adopt certain corporate governance enhancements including the formalization of certain Board practices and responsibilities, a Board self-evaluation process, Board and Board Committee term limits (with gradual phase-in) and one-time enhanced independence requirements for a single director to succeed the current shareholder representatives on the Board. Neither we nor any of our current or former directors and officers has made any admission of liability or wrongdoing. On October 12, 2006, the Superior Court of California approved the settlement of the state and federal derivative actions and entered final judgment of dismissal. The United States District Court approved the settlement of the Federal class action in October 2006.
SEC Investigation
     The SEC issued a formal order of private investigation dated September 7, 2005, which was furnished to our legal counsel on September 29, 2005, to investigate the circumstances surrounding our restatement of our consolidated financial statements for the years ended December 31, 2002 and 2003, and for the first three quarters of 2004. The SEC has issued subpoenas for the production of documents and for testimony pursuant to that investigation to us and others. The SEC’s investigation is ongoing and we are cooperating with the investigation.
Other Matters
     Our subsidiary, Seragen, Inc. and Ligand, were named parties to Sergio M. Oliver, et al. v. Boston University, et al., a shareholder class action filed on December 17, 1998 in the Court of Chancery in the State of Delaware in and for New Castle County, C.A. No. 16570NC, by Sergio M. Oliver and others against Boston University and others, including Seragen, its subsidiary Seragen Technology, Inc. and former officers and directors of Seragen. The complaint, as amended, alleged that we aided and abetted purported breaches of fiduciary duty by the Seragen related defendants in connection with the acquisition of Seragen by us made certain misrepresentations in related proxy materials and seeks compensatory and punitive damages of an unspecified amount. On July 25, 2000, the Delaware Chancery Court granted in part and denied in part defendants’ motions to dismiss. Seragen, Ligand, Seragen Technology, Inc. and our acquisition subsidiary, Knight Acquisition Corporation, were dismissed from the action. Claims of breach of fiduciary duty remain against the remaining defendants, including the former officers and directors of Seragen. The court certified a class consisting of shareholders as of the date of the acquisition and on the date of the proxy sent to ratify an earlier business unit sale by Seragen. On January 20, 2005, the Delaware Chancery Court granted in part and denied in part the defendants’ motion for summary judgment. Prior to trial, several of the Seragen director-defendants reached a settlement with the plaintiffs. The trial in this action then went forward as to the remaining defendants and concluded on February 18, 2005. On April 14, 2006, the court issued a memorandum opinion finding for the plaintiffs and against Boston University and individual directors affiliated with Boston University on certain claims. The opinion awards damages on these claims in the amount of approximately $4.8 million plus interest. Judgment, however, has not been entered and the matter is subject to appeal. While Ligand and our subsidiary Seragen have been dismissed from the action, such dismissal is also subject to appeal and Ligand and Seragen may have possible indemnification obligations with respect to certain defendants. As of June 30, 2007, we have not accrued an indemnification obligation based on our assessment that our responsibility for any such obligation is not probable or estimable.
     We received a letter in March 2007 from counsel to The Salk Institute for Biological Studies, or Salk, alleging that we owe Salk royalties on prior product sales of Targretin as well as a percentage of the amounts received from Eisai Co., Ltd. (Tokyo) and Eisai inc. (New Jersey) in the asset sale transaction completed with Eisai in October 2006. Salk alleges that it is owed at least 25% of the consideration paid by Eisai for that portion of our oncology product line and associated assets attributable to Targretin. In an April 11, 2007 request for mediation, Salk repeated these claims and asserted additional claims that allegedly increase the amount of royalty buy-out payments. Representatives from Ligand and Salk attended a mediation hearing in June, 2007, which left the matter unresolved. Salk filed a demand for arbitration in July 2007, seeking at least $22 million for alleged breach of contract based on Salk’s theory that it is entitled to a portion of the money paid by Eisai to us for Targretin related assets. We do not believe that Salk has a valid basis for its claims and intend to vigorously oppose any claim that Salk may bring for payment related to these matters.
     We recorded approximately $6.6 million in transaction fees and other costs associated with the sale of AVINZA to King. We disputed the amount of the fees owed to the investment banking firm and as a result, the parties agreed to settle the matter for $3.0 million, which was paid in June 2007.
     In addition, we are subject to various lawsuits and claims with respect to matters arising out of the normal course of business. Due to the uncertainty of the ultimate outcome of these matters, the impact on future financial results is not subject to reasonable estimates.

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
Risks Related To Us and Our Business.
Failure to timely or successfully restructure our business could have adverse consequences for us.
     We completed the sale of our product lines in February 2007. In connection with these sales we are also restructuring our remaining businesses, principally our research and development including the consolidation of our staff and facilities. If we are unable to successfully and timely complete this restructuring, our remaining assets could lose value, we may not be able to retain key employees, we may not have sufficient resources to successfully manage those assets or our business, and we may not be able to perform our obligations under various contracts and commitments. Any of these could have substantial negative impacts on our business and our stock price.
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
     AVINZA sales also may be susceptible to higher than expected discounts (especially PBM/GPO rebates and Medicaid rebates, which can be substantial), returns and chargebacks and/or slower than expected market penetration that could reduce sales. Other setbacks that AVINZA could face in the sustained-release opioid market include product safety and abuse issues, regulatory action, intellectual property disputes and the inability to obtain sufficient quotas of morphine from the Drug Enforcement Agency, or DEA to support production requirements.

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
     Our indemnification obligations under the asset purchase agreements could cause us to be liable to King or Eisai under certain circumstances, in excess of the amounts set forth in the escrow accounts. The AVINZA asset purchase agreement also allows King, under certain circumstances, to set off indemnification claims against the royalty payments payable to us. Under the asset purchase agreements, our liability for any indemnification claim brought by King and Eisai is generally limited to $40.0 million and $30.0 million, respectively. However, our obligation to provide indemnification on certain matters is not subject to these indemnification limits. For example, we agreed to retain, and provide indemnification without limitation to King, for all liabilities arising under certain agreements with Catalent Pharma Solutions LLC related to the manufacture of AVINZA. Similarly, we agreed to retain, and provide indemnification without limitation to Eisai, for all liabilities related to certain claims regarding promotional materials for the ONTAK and Targretin drug products. We cannot predict the liabilities that may arise as a result of these matters. Any liability claims related to these matters or any indemnification claims made by King or Eisai could materially and adversely affect our financial condition.
     We may also be subject to other liabilities related to the products we recently sold. For example, we received a letter in March 2007 from counsel to the Salk Institute for Biological Studies alleging that we owe The Salk Institute royalties on prior sales of Targretin as well as a percentage of the amounts received from Eisai. Salk alleges that it is owed at least 25% of the consideration paid by Eisai for that portion of our oncology product line and associated assets attributable to Targretin. In an April 11, 2007 request for mediation, Salk repeated these claims and asserted additional claims that allegedly increase the amount of royalty buy-out payments. Representatives from Ligand and Salk attended a mediation hearing in June 2007, which left the matter unresolved. Salk filed a demand for arbitration in July 2007, seeking at least $22 million for alleged breach of contract based on Salk’s theory that it is entitled to a portion of the money paid by Eisai to Ligand for Targretin related assets. We do not believe that Salk has a valid basis for its claims and intend to vigorously oppose any claim that Salk may bring for payment related to these matters. Also, we recorded approximately $6.6 million in transaction fees and other costs associated with the sale of AVINZA to King. We disputed the amount of the fees owed to the investment banking firm and as a result, the parties agreed to reduce the total amount owed by $0.6 million. We paid the $3.0 million investment banking fee in June 2007. Also, as previously disclosed, in connection with the AVINZA sale transaction, King assumed our obligation to make payments to Organon based on net sales of AVINZA (the fair value of which approximated $93.2 million as of February 26, 2007). As Organon has not consented to the legal assignment of the co-promote termination obligation from us to King, we remain liable to Organon in the event of King’s default of this obligation. Any successful claim brought against us by Salk or others or any requirement to pay a material amount to Organon in the event of King’s default on its assumed obligation to Organon could cause our stock price to fall and could decrease our cash or otherwise adversely affect our business.
Our product development involves a number of uncertainties, and we may never generate sufficient revenues from the sale of products to become profitable.
     We were founded in 1987. We have incurred significant losses since our inception. At June 30, 2007, our accumulated deficit was approximately $588.7 million. We began generating commercial product revenues in 1999; however, we completed the sale of all of our commercial products in February 2007 and are now focused on our product development pipeline.
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
     We expect our research and development expenditures over the next three years to continue to be significant. However, we base our outlook regarding the need for funds on many uncertain variables. Such uncertainties include regulatory approvals, the timing of events outside our direct control such as product launches by partners and the success of such product launches, negotiations with potential strategic partners, possible sale of assets or other transactions and other factors. Any of these uncertain events can significantly change our cash requirements.
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
     We determined that our consolidated financial statements for the years ended December 31, 2002 and 2003, and for the first three quarters of 2004, as described in more detail in our 2004 Annual Report on Form 10-K, should be restated. As a result of these events, we have become subject to a number of additional risks and uncertainties, including:
•	We incurred substantial unanticipated costs for accounting and legal fees in 2005 in connection with the restatement. Although the restatement is complete, we expect to continue to incur unanticipated accounting and legal costs as noted below.

•	The SEC has instituted a formal investigation of our restated consolidated financial statements identified above. This investigation will likely divert more of our management’s time and attention and cause us to incur substantial costs. Such investigations can also lead to fines or injunctions or orders with respect to future activities, as well as further substantial costs and diversion of management time and attention.
Material weaknesses or deficiencies in our internal control over financial reporting could harm stockholder and business confidence on our financial reporting, our ability to obtain financing and other aspects of our business.
     As disclosed in our 2005 Annual Report on Form 10-K, management’s assessment of our internal control over financial reporting identified material weaknesses in our internal controls surrounding (i) the accounting for revenue recognition; (ii) record keeping and documentation; (iii) accounting personnel; (iv) financial statement close procedures; (v) our inability to maintain an effective independent Internal Audit Department; (vi) the existence of ineffective spreadsheet controls used in connection with our financial processes, including review, testing, access and integrity controls; (vii) the existence of accounting system access rights granted to certain members of our accounting and finance department that are incompatible with the current roles and duties of such individuals (i.e., segregation of duties); and (viii) the inability of management to properly maintain our documentation of the internal control over financial reporting during 2005 or to substantively commence the process to update such documentation and assessment until December 2005. As of December 31, 2006, these material weaknesses have been fully remediated.
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
We rely heavily on collaborative relationships and termination or breach of any of the related agreements could reduce the financial resources available to us, including milestone payments and future royalty revenues.
     Our strategy for developing and commercializing many of our potential products, including products aimed at larger markets, includes entering into collaborations with corporate partners, licensors, licensees and others. These collaborations have provided us with funding and research and development resources for potential products for the treatment or control of metabolic diseases, hematopoiesis, women’s health disorders, inflammation, cardiovascular disease, cancer and skin disease, and osteoporosis. These agreements also give our collaborative partners significant discretion when deciding whether or not to pursue any development program. Our collaborations may not continue or be successful.
     In addition, our collaborators may develop drugs, either alone or with others, that compete with the types of drugs they currently are developing with us. This would result in increased competition for our programs. If products are approved for marketing under our collaborative programs, any revenues we receive will depend on the manufacturing, marketing and sales efforts of our collaborators, who generally retain commercialization rights under the collaborative agreements. Our current collaborators also generally have the right to terminate their collaborations under specified circumstances. If any of our collaborative partners breach or terminate their agreements with us or otherwise fail to conduct their collaborative activities successfully, our product development under these agreements will be delayed or terminated.
     We may have disputes in the future with our collaborators, including disputes concerning which of us owns the rights to any technology developed before, during or after the research program under a collaboration. For instance, we were involved in litigation with Pfizer, which we settled in April 1996, concerning our right to milestones and royalties based on the development and commercialization of droloxifene. These and other possible disagreements between us and our collaborators could delay our ability and the ability of our collaborators to achieve milestones or our receipt of other payments. In addition, any disagreements could delay, interrupt or terminate the research, development and commercialization of certain potential products being developed by either our collaborators or by us, or could result in litigation or arbitration. The occurrence of any of these problems could be time-consuming and expensive and could adversely affect our business.

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
     Our success will depend on our ability and the ability of our partners to avoid infringing the proprietary rights of others, both in the United States and in foreign countries. In addition, disputes with licensors under our license agreements may arise which could result in additional financial liability or loss of important technology and potential products and related revenue, if any. Further, the manufacture, use or sale of our potential products or our partners’ products or potential products may infringe the patent rights of others. This could impact AVINZA, eltrombopag, Bazedoxifene, lasofoxifene, LGD-4665 and any other products or potential products of ours or our partners. See Note 4 of the consolidated financial statements, “Collaboration Agreements and Royalty Matters.”
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
Our stock price has been volatile and could experience a sudden decline in value.
     Our common stock has experienced significant price and volume fluctuations and may continue to experience volatility in the future. You may not be able to sell your shares quickly or at the latest market price if trading in our stock is not active or the volume is low. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:
•	results of or delays in our preclinical studies and clinical trials;

•	the success of our collaboration agreements;

•	publicity regarding actual or potential medical results relating to products under development by us or others;

•	announcements of technological innovations or new commercial products by us or others;

•	developments in patent or other proprietary rights by us or others;

•	comments or opinions by securities analysts or major stockholders;

•	future sales of our common stock by existing stockholders;

•	regulatory developments or changes in regulatory guidance;

•	litigation or threats of litigation;

•	economic and other external factors or other disaster or crises;

•	the departure of any of our officers, directors or key employees;

•	period-to-period fluctuations in financial results; and

•	limited daily trading volume.
     The National Association of Securities Dealers, Inc., or NASD, and the Securities and Exchange Commission, or SEC, have adopted certain new rules. If we were unable to continue to comply with the new rules, we could be delisted from trading on the NASDAQ Global Market, or Nasdaq, and thereafter trading in our common stock, if any, would be conducted through the over-the-counter market or on the Electronic Bulletin Board of the NASD. As a consequence of such delisting, an investor would likely find it more difficult to dispose of, or to obtain quotations as to the price of, our common stock. Delisting of our common stock could also result in lower prices per share of our common stock than would otherwise prevail.
     In March 2007, we announced that our board of directors authorized a stock repurchase program under Rule 10b-18 of the Securities Exchange Act of 1934, as amended, of up to $100 million of shares of our common stock in the open market and negotiated purchases over a period of 12 months. For the three months ended June 30, 2007, we had repurchased 3.8 million shares of our common stock in open market transactions at varying prices for an aggregate purchase price of approximately $25.4 million, which leaves approximately $74.6 million available for potential future repurchases of common stock. The existence of such a program may contribute to the volatility and liquidity of the price of our common stock and could contribute to a sudden decline in value.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

	Issuer Purchases of Equity Securities(1)
				Maximum Dollar
			Cumulative Number	Value of Shares
	Total Number of	Average	of Shares Purchased	That May Yet
	Shares Purchased	Price Paid	as Part of Publicly	Be Purchased
Month	During Month(2)	Per Share(3)	Announced Plan	Under the Plan(4)
April 1 to April 30, 2007	—	$—	—	$100,000,000
May 1 to May 31, 2007	1,445,000	$6.71	1,445,000	$90,319,036
June 1 to June 30, 2007	2,332,523	$6.77	3,777,523	$74,605,574

Total	3,777,523

(1)	In March 2007, we announced that our board of directors authorized a stock repurchase program under Rule 10b-18 of the Securities Exchange Act of 1934, as amended, of up to $100 million of shares of our common stock in the open market and negotiated purchases over a period of 12 months. The above table provides information regarding our stock repurchases in the quarter ended June 30, 2007. This program expires in March 2008 and may be discontinued at any time.
(2)	The purchases were made in open-market transactions.
(3)	Excludes commissions paid, if any, related to the share repurchase transactions.
(4)	Represents the difference between the $100,000,000 of share repurchases authorized by our board of directors and the value of the shares repurchased from March 2007 through the indicated month.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     We held an Annual Meeting of Stockholders on May 31, 2007. The following elections and proposals were approved at the Annual Meeting:

	Votes	Votes	Votes	Votes	Broker
	For	Against	Withheld	Abstaining	Non Votes
1. Election of a Board of Directors. The total number of votes cast for, or withheld for each nominee was as follows:

Jason Aryeh	60,268,855	—	14,405,455	—	—
Todd C. Davis	74,003,294	—	671,016	—	—
Elizabeth M. Greetham	73,988,405	—	685,905	—	—
John L. Higgins	73,962,759	—	711,551	—	—
David M. Knott	73,960,770	—	713,540	—	—
John W. Kozarich	60,267,885	—	14,406,425	—	—
Jeffrey R. Perry	60,179,276	—	14,495,034	—	—

2. Amendment of the 2002 Stock Incentive Plan	40,952,183	2,466,073	—	63,443	—

3. Ratification of the appointment of BDO Seidman LLP as the independent auditors for the fiscal year ending December 31, 2007.	74,229,652	320,639	—	124,021	—

ITEM 6. EXHIBITS

Exhibit Number	Description

3.1 (1)	Amended and Restated Certificate of Incorporation of the Company (Filed as Exhibit 3.2).

3.2 (1)	Bylaws of the Company, as amended (Filed as Exhibit 3.3).

3.3 (2)	Amended Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Company.

3.4 (3)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company dated June 14, 2000.

3.5 (4)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company dated September 30, 2004.

3.6 (5)	Amendment to the Bylaws dated November 13, 2005 (Filed as Exhibit 3.1).

4.1 (6)	Specimen stock certificate for shares of Common Stock of the Company.

4.2 (7)	Indenture dated November 26, 2002, between Ligand Pharmaceuticals Incorporated and J.P. Morgan Trust Company, National Association, as trustee, with respect to the 6% convertible subordinated notes due 2007 (Filed as Exhibit 4.3).

4.3 (7)	Form of 6% Convertible Subordinated Note due 2007 (Filed as Exhibit 4.4).

4.4 (7)	Pledge Agreement dated November 26, 2002, between Ligand Pharmaceuticals Incorporated and J.P. Morgan Trust Company, National Association (Filed as Exhibit 4.5).

4.5 (7)	Control Agreement dated November 26, 2002, among Ligand Pharmaceuticals Incorporated, J.P. Morgan Trust Company, National Association and JP Morgan Chase Bank (Filed as Exhibit 4.6).

4.6 (8)	2006 Preferred Shares Rights Agreement, by and between Ligand Pharmaceuticals Incorporated and Mellon Investor Services LLC, dated as of October 13, 2006 (Filed as Exhibit 4.1).

10.314 †	Letter Agreement dated April 30, 2007, by and between Ligand Pharmaceuticals Incorporated and Catalent Pharma Solutions (formerly Cardinal Health PTS, LLC.)

10.315 (9)	Offer Letter dated March 30, 2007, by and between Ligand Pharmaceuticals Incorporated and John P. Sharp (Filed as Exhibit 10.1).

10.316	Director Compensation Policy effective as of May 31, 2007 by the Board of Directors of Ligand Pharmaceuticals Incorporated.

10.317	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement.

31.1	Certification of Principal Executive Officer, Pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer, Pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted from this quarterly report and submitted separately to the Securities and Exchange Commission.

(1)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Registration Statement on Form S-4 (No. 333-58823) filed on July 9, 1998.

(2)	This exhibit was previously filed as part of and is hereby incorporated by reference to same numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 1999.

(3)	This exhibit was previously filed as part of, and are hereby incorporated by reference to the same numbered exhibit filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

(4)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004.

(5)	This exhibit was previously filed as part of, and is being incorporated by reference to the number and exhibit filed with the Company’s Current Report on Form 8-K filed on November 14, 2005.

(6)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Registration Statement on Form S-1 (No. 33-47257) filed on April 16, 1992 as amended.

(7)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Registration Statement on Form S-3 (No. 333-102483) filed on January 13, 2003, as amended.

(8)	This exhibit was previously filed as part of, and is being incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on October 17, 2006.

(9)	This exhibit was previously filed as part of, and is being incorporated by reference to the number and exhibit filed with the Company’s Current Report on Form 8-K filed on May 4, 2007.

LIGAND PHARMACEUTICALS INCORPORATED
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 8, 2007	By:	/S/ John P. Sharp
John P. Sharp
Vice President and Chief Financial Officer