Form 10-K
period 2007-12-31
LIGAND PHARMACEUTICALS INC
filed 2008-03-05
CIK 886163

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Mark One

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to                 .

Commission File No. 001-33093

LIGAND PHARMACEUTICALS INCORPORATED

(Exact name of registrant as specified in its charter)

Delaware	77-0160744
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

10275 Science Center Drive San Diego, CA	92121-1117
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (858) 550-7500

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $.001 per share Preferred Share Purchase Rights	The NASDAQ Global Market of The NASDAQ Stock Market LLC The NASDAQ Global Market of The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer  ☐                Accelerated Filer  ☒                Non-accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the Registrant’s voting and non-voting stock held by non-affiliates was approximately $599.9 million based on the last sales price of the Registrant’s Common Stock on the NASDAQ Global Market of the NASDAQ Stock Market LLC on June 29, 2007. For purposes of this calculation, shares of Common Stock held by directors, officers and 10% stockholders known to the Registrant have been deemed to be owned by affiliates which should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant or that such person is controlled by or under common control with the Registrant.

As of January 31, 2008, the Registrant had 94,963,073 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s 2008 Annual Meeting of Stockholders to be filed with the Commission on or before April 29, 2008 are incorporated by reference in Part III of this Annual Report on Form 10-K. With the exception of those portions that are specifically incorporated by reference in this Annual Report on Form 10-K, such Proxy Statement shall not be deemed filed as part of this Report or incorporated by reference herein.

AVAILABLE INFORMATION:

We file electronically with the Securities and Exchange Commission (or SEC) our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and, as necessary, amendments to these reports, pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. The public may read or copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is <http://www.sec.gov>.

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

Caution: This discussion and analysis may contain predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties, including those discussed in Item 1A. “Risk Factors.” This outlook represents our current judgment on the future direction of our business. These statements include those related to our AVINZA royalty revenues, product returns, and product development. Actual events or results may differ materially from Ligand’s expectations. For example, there can be no assurance that our revenues or expenses will meet any expectations or follow any trend(s), that we will be able to retain our key employees or that we will be able to enter into any strategic partnerships or other transactions. We cannot assure you that we will receive expected AVINZA royalties to support our ongoing business or that our internal or partnered pipeline products will progress in their development, gain marketing approval or achieve success in the market. In addition, our ongoing SEC investigation, ongoing or future arbitration, or litigation or disputes with third parties may have a material adverse effect on us. Such risks and uncertainties, and others, could cause actual results to differ materially from any future performance suggested. We undertake no obligation to release publicly the results of any revisions to these forward-looking statements to reflect events or circumstances arising after the date of this annual report. This caution is made under the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended.

References to Ligand Pharmaceuticals Incorporated (“Ligand”, the “Company”, “we” or “our”) include our wholly owned subsidiaries—Ligand Pharmaceuticals (Canada) Incorporated; Ligand Pharmaceuticals International, Inc.; Seragen, Inc. (“Seragen”); and Nexus Equity VI LLC (“Nexus”).

We were incorporated in Delaware in 1987. Our principal executive offices are located at 10275 Science Center Drive, San Diego, California, 92121. Our telephone number is (858) 550-7500.

Overview

We are an early-stage biotech company that focuses on discovering and developing new drugs that address critical unmet medical needs in the areas of thrombocytopenia, anemia, cancer, hormone-related diseases, osteoporosis and inflammatory diseases. We strive to develop drugs that are more effective and/or safer than existing therapies, that are more convenient to administer and that are cost effective. We plan to build a profitable company by generating income from research, milestone, royalty and co-promotion revenues resulting from our collaborations with pharmaceutical partners.

Our business strategy is focused in large part on a targeted internal research and development effort. We believe that we have promising products through our internal development programs. We have formed research and development collaborations for our products with numerous global pharmaceutical companies with ongoing clinical programs at GlaxoSmithKline, Wyeth, Pfizer and TAP Pharmaceutical Products, Inc. (“TAP”). These partnered products are being studied for the treatment of large market indications such as thrombocytopenia, osteoporosis, menopausal symptoms and frailty.

Eltrombopag is an oral, small molecule drug that mimics the activity of thrombopoietin, a protein factor that promotes growth and production of blood platelets. Eltrombopag is a product candidate that resulted from our collaboration with SmithKline Beecham (now GlaxoSmithKline). At the European Hematology Association meeting on June 9, 2007, GlaxoSmithKline announced positive Phase III data showing increased platelet count and significantly lower incidence of bleeding in patients with Idiopathic Thrombocytopenia Purpura (ITP). GlaxoSmithKline submitted a New Drug Application, or NDA, for approval to market eltrombopag (PROMACTATM/REVOLADETM ) on December 18, 2007. Two pivotal trials, one Phase III trial and one Phase II trial, were submitted to support the NDA submission. On March 3, 2008, the United States Food and Drug Administration (FDA) accepted for filing and review GlaxoSmithKline’s NDA and granted a priority review status for PROMACTA® (eltrombopag) for treatment of chronic short-term ITP. Priority review is granted by the FDA for a treatment that addresses significant unmet medical needs or has the potential to provide a significant improvement compared to marketed products, and results in a review period of six months from the date of NDA submission. If approved, PROMACTA would be the first oral thrombopoietin receptor agonist therapy for the short-term treatment of previously treated patients with chronic ITP to increase platelet counts and reduce or prevent bleeding. Eltrombopag is currently in a Phase III trial for the long-term treatment of ITP. GlaxoSmithKline reported positive Phase II data in patients with thrombocytopenia associated with hepatitis C and initiated two Phase III trials in patients with hepatitis C in the fourth quarter of 2007. A Phase II study in patients with chemotherapy-induced thrombocytopenia has been completed and a Phase I study is ongoing in patients with sarcoma receiving the adriamycin and ifosfamide regimen.

Bazedoxifene (Viviant) is a product candidate that resulted from our collaboration with Wyeth. Bazedoxifene is a synthetic drug that was specifically designed to reduce the risk of osteoporotic fractures while at the same time protecting breast and uterine tissue. In June 2006, Wyeth submitted an NDA for bazedoxifene to the FDA for the prevention of postmenopausal osteoporosis. The FDA issued an approvable letter for bazedoxifene for this indication in April 2007. Wyeth received a second approvable letter in December 2007 and plans to have further discussions with the FDA to discuss the issues raised for the prevention indication. Wyeth also submitted a second NDA for bazedoxifene in the U.S. in July 2007 for the treatment of osteoporosis and a Marketing Authorization Application, or MAA, to the European Agency for the Evaluation of Medicinal Products, or EMEA, in September 2007 for the prevention and treatment of osteoporosis. Wyeth announced in January 2008 that the FDA expects to convene an advisory committee in July 2008 to review both the treatment and prevention indications for osteoporosis. The FDA action date for the treatment NDA is at the end of May 2008, which is expected to change given the timing of the advisory committee.

Wyeth is also developing bazedoxifene in combination with PREMARIN (Aprela) as a progesterone-free treatment for menopausal symptoms. Two Phase III studies with bazedoxifene/conjugated estrogens (Aprela), showed reduced number and severity of hot flashes in symptomatic postmenopausal women by up to 80 percent, when compared with placebo. The foregoing data, presented at the North American Menopause Society Annual Meeting, also showed that bazedoxifene/conjugated estrogens improved symptoms of vulvar and vaginal atrophy. Secondary data from both studies showed that when compared with placebo, bazedoxifene/conjugated estrogens reduced sleep disturbances and improved menopause-related quality of life. Wyeth has announced plans to submit its NDA to the FDA for bazedoxifene/conjugated estrogens in the fourth quarter of 2008 subject to further analysis and the successful completion of product formulation, bioequivalence and clinical studies, and other remaining work necessary to finalize the NDA.

Lasofoxifene is a product candidate that resulted from our collaboration with Pfizer. In August 2004, Pfizer submitted an NDA to the FDA for lasofoxifene for the prevention of osteoporosis in postmenopausal women. In September 2005, Pfizer announced the receipt of a non-approvable letter from the FDA for the prevention of osteoporosis. In December 2004, Pfizer filed a supplemental NDA for the use of lasofoxifene for the treatment of vaginal atrophy. In February 2006, Pfizer announced the receipt of a non-approvable letter from the FDA for vaginal atrophy. Pfizer has also announced that lasofoxifene is being developed for the treatment of osteoporosis. In April 2007, Pfizer announced completion of the Postmenopausal Evaluation and Risk Reduction with lasofoxifene (PEARL) Phase III study with favorable efficacy and safety. Pfizer submitted an NDA for osteoporosis treatment on December 18, 2007.

LGD-2941, a selective androgen receptor modulator, or SARM, was selected as a clinical candidate during Ligand’s collaboration with TAP. SARMs, such as LGD-2941, may contribute to the treatment of diseases including hypogonadism (low testosterone), sexual dysfunction, osteoporosis, frailty and cancer cachexia. Phase I studies were completed in the fourth quarter of 2007.

Business Strategy

We aim to create value for shareholders by advancing our internally developed programs through early clinical development and then entering licensing agreements with larger pharmaceutical and biotechnology companies with substantially greater development and commercialization infrastructure. In addition to advancing our R&D programs, we expect to collect licensing fees and royalties from existing and future license agreements. We aim to build a profitable company by generating income from our corporate licenses. The principal elements of our strategy are:

Leverage Proprietary Gene Expression Technology Related to Intracellular and Hematopoietic Growth Factor Receptors. We have accumulated substantial expertise in intracellular receptor, or IR, gene expression technology applicable to drug discovery and development. Building on our scientific findings about the molecular basis of hormone action, we have created proprietary new tools to explore and manipulate hormone and growth factor action for potential therapeutic benefit. We have also accumulated substantial expertise in hematopoietic growth factor receptor regulated cell signaling in the course of developing LGD-4665. We employ proprietary cell-culture based assay systems for small molecules that can modulate IRs and hematopoietic growth factor receptors in our research.

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

License Drug Candidates to Other Parties. We generally plan to advance drug candidates through initial and/or early-stage drug development. For larger disease indications requiring complex clinical trials, our strategy is to license drug candidates to pharmaceutical or biotechnology partners for final development and global marketing. We believe partnerships are a source of development payments, license fees, future milestone payments and royalties. They also may provide considerable resources for late-stage product development, regulatory activities, manufacturing and marketing. We believe that focusing on discovery and early-stage drug development while benefiting from our partners’ proven development and commercialization expertise will reduce our internal expenses and allow us to have a larger number of drug candidates progress to later stages of drug development. However, after establishing a lead product candidate, we are willing to license that candidate during any stage of the development process we determine to be beneficial to the company and to the ultimate development and commercialization of that drug candidate.

Generate Revenue through Partnerships to Fund Our Business and Drive Future Profitability. We have multiple sources of potential license and royalty revenue from existing corporate agreements and we may enter additional partnerships that will provide additional revenue opportunities. We have numerous collaborations that have the potential to generate future royalties for Ligand. The revenue generated from these and future potential collaborations will fund our business and potentially provide profits to our shareholders.

Ligand Product Development Programs

As summarized in the table below, we are developing several proprietary products for which we have worldwide rights for a variety of cancers, thrombocytopenia and inflammation and hormonal disorders. Our development programs are primarily based on products discovered through our IR technology. See “Technology” for a discussion of our IR technology.

Program	Disease/Indication	Development Phase

LGD-4665 (Thrombopoietin oral mimetic)	Idiopathic Thrombocytopenia Purpura, myelodysplastic syndrome, Hepatitis C, other thrombocytopenias	Phase II

Selective androgen receptor modulators (agonists)	Hypogonadism, osteoporosis, sexual dysfunction, frailty, cachexia	Pre-clinical

Small molecule EPO receptor agonists	Chemotherapy-induced anemia, anemia due to kidney failure	Research

Selective glucocorticoid receptor modulators	Inflammation, cancer	Research

Selective androgen receptor modulators (antagonists)	Prostate cancer	Research

Thrombopoietin (TPO) Research Programs

In our TPO program, we seek to develop our own drug candidates that mimic the activity of thrombopoietin for use in the treatment or prophylaxis of thrombocytopenia with indications in a variety of conditions including Idiopathic Thrombocytopenic Purpura (ITP), cancer, hepatitis C and other disorders of blood cell formation. These are large markets with unmet medical needs. For example, the US prevalence of a few target diseases with thrombocytopenia is 200,000 patients with ITP, 1.3 million cancer patients receiving chemotherapy and 2.7 million patients with hepatitis C.

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

In February 2004, we began to research and then selected a TPO mimetic, LGD-4665, as a clinical candidate and completed preclinical studies in 2006. We completed single and multi-dose Phase I safety and efficacy studies in the fourth quarter of 2007. The results showed that both single and multi-doses of this molecule led to dose dependent increases of platelets in up to 83% in the healthy volunteers. The results also demonstrated that the molecule was safe and well tolerated at all dose levels and displayed reliable absorption with dose proportional pharmacokinetics. Phase I clinical results were presented at the American Society of Hematology meeting in December 2007.

We may pursue the therapeutic specialty applications emerging from our TPO mimetics internally, but may seek collaborations with major pharmaceutical companies to exploit broader clinical applications.

Selective Androgen Receptor Modulators (SARM) Research and Development Programs

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

As part of our joint development and research alliance with TAP, we exercised an option to select for development one compound and a back-up, LGD-3303 and LGD-3129, out of a pool of compounds available for development. Preclinical studies we have conducted with LGD-3303 indicate that the compound may have utility for osteoporosis, sexual dysfunction, frailty and hypogonadism. In vivo studies in rodents indicate a favorable profile with anabolic effects on bone, but an absence of the prostatic hypertrophy that occurs with the currently marketed androgens.

After the conclusion of our research alliance with TAP we discovered SARM compounds with androgen effects in bone and skeletal muscle, but little or no activity in the prostate, oil-secreting glands in the skin, or female genitalia. Preclinical studies of one of these compounds, LGD-4033, suggest that the compound may have favorable activity in the treatment of hypogonadism, cachexia, frailty, osteoporosis, as well as other disorders.

Erythropoiein (EPO) Research Program

We are developing small molecule agonists for the EPO receptor. EPO stimulates the differentiation of blood marrow stem cells to form red blood cells. Various recombinant human EPO derivatives are marketed for the treatment of anemia due to renal failure or cancer chemotherapy (e.g., Aranesp, Epogen, Eprex, and Procrit). We believe that a small molecule agonist for the EPO receptor would provide additional benefit in the treatment of anemia and the convenience of oral administration compared to recombinant human protein therapeutics. EPO and TPO act on the same bone marrow hematopoietic stem cell to guide the development of blood cells. We expect that our prior experience in developing small molecule TPO mimetic drugs will lead to increased efficiency in discovering small molecule EPO mimetic drugs.

Selective Glucocorticoid Receptor Modulators (SGRM) Research and Development Program

We are developing SGRMs for inflammation, cancer indications and other therapeutic applications. We have a library of compounds that we are optimizing with the goal to identify one or more compounds to enter human trials. Our most advanced compound LGD-5552 was on track to enter clinical trials in 2007; however Good Laboratory Practice studies failed to demonstrate the desired preclinical safety characteristics for a drug to treat rheumatoid arthritis. We decided in the first quarter of 2007 not to proceed with the development of LGD-5552. We have identified SGRM compounds that are chemically distinct from LGD-5552. Our studies of these compounds are in the research stage.

Collaborative Research and Development Programs

We have several major collaborative programs to further the research and development of compounds based on our IR technologies. These collaborations focus on numerous large market indications. As of December 31, 2007, several of our collaborative product candidates were in varying stages of human development. Please see Note 12 of the consolidated financial statements for a description of the financial terms of our key collaboration agreements. The table below summarizes our collaborative research and development programs, but is not intended to be a comprehensive summary of these programs.

LEADING PARTNERED DEVELOPMENT PROGRAMS

Program	Disease/Indication	Development Phase	Marketing Rights
THROMBOPOIETIN (TPO) MIMETICS

Eltrombopag (TPO agonist)	Thrombocytopenia (Idiopathic Thrombocytopenic Purpura, ITP)	NDA submitted for short-term ITP; Phase III in long- term ITP; granted priority review	GlaxoSmithKline

	Thrombocytopenia (hepatitis C)	Phase III	GlaxoSmithKline

	Thrombocytopenia (Chemotherapy-Induced, CIT)	Phase I/II	GlaxoSmithKline

	Thrombocytopenia (hepatic, renal, CITs)	Phase I	GlaxoSmithKline

SB-559448 (TPO agonist)	Thrombocytopenia	Phase I	GlaxoSmithKline

SELECTIVE ESTROGEN RECEPTOR MODULATORS (SERMs)

Bazedoxifene (Viviant)	Osteoporosis prevention and treatment	NDAs filed	Wyeth

Bazedoxifene CE (Aprela)	Osteoporosis prevention Vasomotor symptoms	Phase III	Wyeth

Lasofoxifene (1)	Osteoporosis prevention, vaginal atrophy	NDA and SNDA filed (1)	Pfizer

	Osteoporosis treatment	NDA filed	Pfizer

SELECTIVE ANDROGEN RECEPTOR MODULATORS (SARMs)

LGD-2941 (androgen agonist)	Osteoporosis, frailty and sexual dysfunction	Phase I	TAP

(1)	In September 2005 and February 2006, respectively, Pfizer announced receipt of non-approvable letters from the FDA for the prevention of osteoporosis and vaginal atrophy.

Thrombopoetin (“TPO”) Mimetics Collaborative Program

GlaxoSmithKline Collaboration. In 1995, we entered into a research and development collaboration with SmithKline Beecham (now GlaxoSmithKline) to use our proprietary expertise to discover and characterize small molecule, orally bioavailable drugs to control hematopoiesis (the formation and development of blood cells) for the treatment of a variety of blood cell deficiencies. In 1998, we announced the discovery of the first non-peptide small molecule that mimics in mice the activity of Granulocyte-Colony Stimulating Factor, or G-CSF, a natural protein that stimulates production of infection-fighting neutrophils (a type of white blood cell). While this lead compound has only been shown to be active in mice, its discovery is a major scientific milestone and suggests that orally active, small-molecule mimetics can be developed not only for G-CSF, but for other cytokines as well.

A number of lead molecules have been found that mimic the activity of natural growth factors for white cells and platelets. To date, we have received a total of $8.0 million in milestones from GlaxoSmithKline for various achievements, including a $1.0 million milestone in December 2007 for an NDA for short-term treatment of ITP. There are no approved oral TPO mimetic agents for the treatment or prevention of thrombocytopenias (decreased platelet count). Investigational use of injectable forms of recombinant human TPO has been effective in raising platelet levels in cancer patients undergoing chemotherapy, and has led to accelerated hematopoietic recovery when given to stem cell donors. Some of these investigational treatments have not moved forward to registration due to the development of neutralizing antibodies. Thus, a small molecule TPO mimetic with no apparent immunogenic potential and oral activity that may facilitate dosing may provide an attractive therapeutic profile for a major unmet medical need.

The research phase of the GlaxoSmithKline collaboration concluded in February 2001. After a “wash-out” period following the termination of the research collaboration, each party has rights to perform research and development of new drugs to control hematopoiesis. This wash-out period ended in February 2003 and approximately one year later we began to conduct research for internally-developed TPO mimetics. As a result of our research, we selected LGD-4665 as a clinical candidate and completed preclinical studies in 2006. We initiated Phase I clinical studies in November 2006. In addition, under the collaboration we have the right to select, but have not selected, up to three compounds related to hematopoietic targets for development as anti-cancer products other than those compounds selected for development by GlaxoSmithKline. GlaxoSmithKline has the option to co-promote any selected products with us in North America and to develop and market such products outside North America. We may pursue the specialty applications emerging from our TPO mimetics internally, but may seek collaborations with major pharmaceutical companies to exploit broader clinical applications (see “Ligand Product Development Programs”).

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

In December 2005, the Company entered into an Amended and Restated Agreement with Wyeth to better define, simplify and clarify the universe of research compounds resulting from the research and development efforts of the parties; combine and clarify categories of those compounds as well as related milestones and royalties; and resolve a number of milestone payment issues.

Wyeth has ongoing clinical studies with two SERMs from the collaboration. Wyeth is developing bazedoxifene (Viviant) and bazedoxifene in combination with PREMARIN (Aprela) for the treatment of post-menopausal osteoporosis. We have milestone and royalty rights for Viviant and Aprela. Portions of these royalty rights have been sold to Royalty Pharma AG.

In June 2006, Wyeth announced that an NDA for bazedoxifene had been submitted to the FDA for the prevention of postmenopausal osteoporosis. The FDA issued an approvable letter for bazedoxifene for this indication in April 2007. Wyeth received a second approvable letter in December 2007 and plans to have further discussions with the FDA to discuss the issues raised for the prevention indication. Wyeth also submitted a second NDA for bazedoxifene in the U.S. in July 2007 for the treatment of osteoporosis and an MAA to EMEA in September 2007 for the prevention and treatment of osteoporosis. Wyeth announced in January 2008 that the FDA expects to convene an advisory committee in July 2008 to review both the treatment and prevention indications for osteoporosis. The FDA action date for the treatment NDA is at the end of May 2008, which is expected to change given the timing of the advisory committee.

Wyeth is developing bazedoxifene CE (Aprela) as a progesterone-free treatment for menopausal symptoms. Bazedoxifene (Viviant) is a synthetic drug that was specifically designed to increase bone density and reduce cholesterol levels while at the same time protecting breast and uterine tissue. Wyeth plans to submit its NDA to the FDA for bazedoxifene/conjugated estrogens in the 4th quarter of 2008 subject to further analysis and the successful completion of product formulation, bioequivalence and clinical studies, and other remaining work necessary to finalize the NDA.

Pfizer Collaboration. In May 1991, we signed an agreement with Pfizer to, among other things, research and develop therapies for osteoporosis. The collaboration produced a drug candidate, lasofoxifene, that Pfizer has advanced through late-stage clinical development.

Lasofoxifene is an estrogen partial agonist being developed for osteoporosis prevention and other diseases. Pfizer has retained marketing rights to the drug. We have milestone and royalty rights to lasofoxifene. Portions of these royalty rights have been sold to Royalty Pharma AG.

In 2004, Pfizer submitted an NDA to the FDA for lasofoxifene for the prevention of osteoporosis in postmenopausal women. We earned a development milestone of $2.0 million from Pfizer in connection with the filing. In September 2005, Pfizer announced the receipt of a non-approvable letter from the FDA for the prevention of osteoporosis. Pfizer submitted an NDA for osteoporosis treatment on December 18, 2007.

In 2004, Pfizer filed a supplemental NDA for the use of lasofoxifene for the treatment of vaginal atrophy for which no additional milestone was due. In February 2006, Pfizer announced the receipt of a non-approval letter from the FDA for this indication.

In December 2007, Pfizer filed an NDA for the use of lasofoxifene (Fablyn; formerly Oporia) for the treatment of osteoporosis. Pfizer has included the three-year interim data from the Postmenopausal Evaluation And Risk-reduction with Lasofoxifene (PEARL) study in the current NDA to support its NDA for lasofoxifene in the treatment of osteoporosis.

Selective Androgen Receptor Modulators (“SARM”) Collaborative Programs

TAP Collaboration. In June 2001, we entered into a joint research and development alliance with TAP to focus on the discovery and development of SARMs. SARMs may contribute to the prevention and treatment of diseases including sexual dysfunction, osteoporosis and frailty. The collaboration concluded in June 2006.

Under the terms of the agreement, TAP received exclusive worldwide rights to manufacture and sell any products resulting from the collaboration in its field, which would include treatment and prevention of male hypogonadism, male sexual dysfunction, female osteoporosis and other indications not retained by Ligand. Ligand retained certain rights in the androgen receptor field, including the prevention or treatment of prostate cancer, benign prostatic hyperplasia, acne and hirsutism. Following expiration of the research collaboration, Ligand has the right to perform research and development of new SARM drugs independently of TAP. We may also receive milestones and royalties as compounds are developed and commercialized. Phase I studies with LGD-2941, an androgen agonist targeting osteoporosis and frailty, were completed in the fourth quarter of 2007.

In addition, we had an option to develop one compound not developed by TAP in its field. We exercised our option to select one compound and a back-up for development, LGD-3303 and LGD-3129, out of a pool of compounds available for development in the TAP field. TAP retains certain royalty rights and an option to negotiate to co-develop and co-promote such compounds with us up to the end of Phase II development (see “Ligand Product Development Programs”).

Technology

We employ various modern research laboratory methods to discover and conduct preclinical development of new chemical entities. These methods are performed either in our own laboratories or in those of contract research organizations under our direction. In our efforts to discover new and important medicines, we have concentrated on certain technologies and acquired special expertise related to intracellular receptors and the receptors for hematopoietic growth factors. Intracellular receptor are involved in the actions of non-peptide hormones and drugs such as retinoids, SERMs, and SARMs. Hematopoietic growth factor receptors are involved in the differentiation and proliferation of blood cell progenitors, the formation of new blood cells, and the action of drugs such as Epogen and Neumega. We use and have developed particular expertise in co-transfection assays, which measure gene transcription in response to the activation of a target receptor, and gene expression in cells selected for expression of particular receptors or transfected with cDNA for particular receptors. Some of these methods are covered by patents issued to or licensed by Ligand, are trade secrets, or are methods that are in the public domain, but that we may use in novel ways to improve our efficiency in identifying promising leads and developing new chemical entities.

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

Sale of Commercial Businesses

In February 2007, we completed the sale of our AVINZA product line to King Pharmaceuticals, Inc, or King. Pursuant to the AVINZA purchase agreement, King acquired all of our rights in and to AVINZA in the United States, its territories and Canada, including, among other things, all AVINZA inventory, records and related intellectual property, and assumed certain liabilities as set forth in the AVINZA purchase agreement. Pursuant to the AVINZA purchase agreement, at the closing in February 2007, we received $280.4 million in net cash proceeds which is net of $15.0 million that was funded into an escrow account to support any potential indemnification claims made by King following the closing of the sale. We also received the right to future royalties on the net sales of AVINZA through 2017.

In October 2006, we completed the sale of our Oncology product line to Eisai Inc., a Delaware corporation, and Eisai Co., Ltd., a Japanese company, which we collectively refer to as Eisai. Pursuant to the Oncology purchase agreement, Eisai acquired all of our worldwide rights in and to our oncology products, including, among other things, all related inventory, equipment, records and intellectual property, and assumed certain liabilities as set forth in the Oncology purchase agreement. The Oncology product line included our four marketed oncology drugs: ONTAK, Targretin capsules, Targretin gel and Panretin gel. Pursuant to the Oncology purchase agreement, at the closing in October 2006, we received $185.0 million in net cash proceeds, which is net of $20.0 million that was funded into an escrow account to support any potential indemnification claims made by Eisai following the closing of the sale.

For further discussion of these items, see below under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Research and Development Expenses

Research and development expenses from continuing operations were $44.6 million, $41.5 million and $30.7 million in 2007, 2006 and 2005, respectively, of which 100%, 95% and 88%, respectively, we sponsored, and the remainder of which was funded pursuant to collaborative research and development arrangements.

Research and development expenses from discontinued operations were $0.1 million, $13.3 million and $25.4 million in 2007, 2006 and 2005 respectively.

Competition

Some of the drugs we are developing may compete with existing therapies or other drugs in development by other companies. A number of pharmaceutical and biotechnology companies are pursuing IR-related approaches to drug discovery and development. Furthermore, academic institutions, government agencies and other public and private organizations conducting research may seek patent protection with respect to potentially competing products or technologies and may establish collaborative arrangements with our competitors.

Many of our existing or potential competitors, particularly large pharmaceutical companies, have greater financial, technical and human resources than we do and may be better equipped to develop, manufacture and market products. Many of these companies also have extensive experience in preclinical testing and human clinical trials, obtaining FDA and other regulatory approvals and manufacturing and marketing pharmaceutical products. For example, GlaxoSmithKline is developing eltrombopag, a TPO mimetic that could compete with our LGD-4665 if both were to be approved for marketing.

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

The steps required before a pharmaceutical agent may be marketed in the United States include (1) preclinical laboratory tests, (2) the submission to the FDA of an IND, which must become effective before human clinical trials may commence, (3) adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug, (4) the submission of an NDA to the FDA and (5) the FDA approval of the NDA prior to any commercial sale or shipment of the drug. In addition to obtaining FDA approval for each product, each domestic drug-manufacturing establishment must be registered with the FDA and, in California, with the Food and Drug Branch of California. Domestic manufacturing establishments are subject to pre-approval inspections by the FDA prior to marketing approval, then to biennial inspections, and must comply with current Good Manufacturing Practices (cGMP). To supply products for use in the United States, foreign manufacturing establishments must comply with cGMP and are subject to periodic inspection by the FDA or by regulatory authorities in such countries under reciprocal agreements with the FDA.

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

As of December 31, 2007, we have filed or participated as licensee in the filing of approximately 37 currently pending patent applications in the United States relating to our technology, as well as foreign counterparts of certain of these applications in multiple countries. In addition, we own or have licensed rights covered by approximately 245 patents issued or applications, granted or allowed worldwide, including United States patents and foreign counterparts to United States patents. Except for a few patents and applications that are not material to our commercial success, these patents and applications will expire between 2008 and 2028. Royalties we currently receive from King on AVINZA represent substantially all of our ongoing revenue. The United States patent on AVINZA expired in November 2017; however, an application for a generic form of AVINZA has been submitted to the FDA. Subject to compliance with the terms of the respective agreements, our rights under our licenses with our exclusive licensors extend for the life of the patents covering such developments. For a discussion of the risks associated with patent and proprietary rights, see below under “Item 1A. Risk Factors.”

Human Resources

As of January 31, 2008, we had 59 full-time employees, of whom 39 are involved directly in scientific research and development activities. Of these employees, 22 hold Ph.D. or M.D. degrees.

Item 1A.	Risk Factors

The following is a summary description of some of the many risks we face in our business. You should carefully review these risks in evaluating our business, including the businesses of our subsidiaries. You should also consider the other information described in this report.

Risks Related To Us and Our Business.

We rely heavily on collaborative relationships, and any disputes or litigation with our collaborative partners or termination or breach of any of the related agreements could reduce the financial resources available to us, including milestone payments and future royalty revenues.

Our strategy for developing and commercializing many of our potential products, including products aimed at larger markets, includes entering into collaborations with corporate partners and others. These collaborations have provided us with funding and research and development resources for potential products for the treatment of a variety of diseases. These agreements also give our collaborative partners significant discretion when deciding whether or not to pursue any development program. Our existing collaborations may not continue or be successful, and we may be unable to enter into future collaborative arrangements to develop and commercialize our product candidates.

In addition, our collaborators may develop drugs, either alone or with others that compete with the types of drugs they are developing with us. This would result in increased competition for our programs. If products are approved for marketing under our collaborative programs, revenues we receive will depend on the manufacturing, marketing and sales efforts of our collaborative partners, who generally retain commercialization rights under the collaborative agreements. Generally, our current collaborative partners also have the right to terminate their collaborations under specified circumstances. If any of our collaborative partners breach or terminate their agreements with us or otherwise fail to conduct their collaborative activities successfully, our product development under these agreements will be delayed or terminated. Disputes or litigation may also arise with our collaborators, including disputes or litigation over ownership rights to intellectual property, know-how or technologies developed with our collaborators. Such disputes or litigation could adversely affect our rights to one or more of our product candidates, including our LGD-4665 and other small-molecule TPO mimetic compounds. Any such dispute or litigation could delay, interrupt or terminate the collaborative research, development and commercialization of certain potential products, create uncertainty as to ownership rights of intellectual property, or could result in litigation or arbitration. The occurrence of any of these problems could be time-consuming and expensive and could adversely affect our business.

Our product candidates face significant regulatory hurdles prior to marketing which could delay or prevent sales.

Before we obtain the approvals necessary to sell any of our potential products, we must show through preclinical studies and human testing that each product is safe and effective. We and our partners have a number of products moving toward or currently awaiting regulatory action, including eltrombopag, bazedoxifene and lasofoxifene. Failure to show any product’s safety and effectiveness could delay or prevent regulatory approval of a product and could adversely affect our business. The clinical trials process is complex and uncertain. For example, the results of preclinical studies and initial clinical trials may not necessarily predict the results from later large-scale clinical trials. In addition, clinical trials may not demonstrate a product’s safety and effectiveness to the satisfaction of the regulatory authorities. Recently, a number of companies have suffered significant setbacks in advanced clinical trials or in seeking regulatory approvals, despite promising results in earlier trials. The FDA may also require additional clinical trials after regulatory approvals are received. Such additional trials may be expensive and time-consuming, and failure to successfully conduct those trials could jeopardize continued commercialization of a product.

The rate at which we complete our clinical trials depends on many factors, including, but not limited to, our ability to obtain adequate supplies of the products to be tested and patient enrollment. Patient enrollment is a function of many factors, including the size of the patient population, the proximity of patients to clinical sites and the eligibility criteria for the trial. Delays in patient enrollment for our trials may result in increased costs and longer development times. In addition, our collaborative partners have rights to control product development and clinical programs for products developed under the collaborations. As a result, these collaborative partners may conduct these programs more slowly or in a different manner than expected. Moreover, even if clinical trials are completed, we or our collaborative partners still may not apply for FDA approval in a timely manner or the FDA still may not grant approval.

Third party intellectual property may prevent us or our partners from developing our potential products and we may owe a portion of any payments we receive from our collaborative partners to one or more third parties.

Our success will depend on our ability and the ability of our collaborative partners to avoid infringing the proprietary rights of others, both in the United States and in foreign countries. In addition, disputes with licensors under our license agreements may arise which could result in additional financial liability or loss of important technology and potential products and related revenue, if any. Further, the manufacture, use or sale of our potential products or our collaborative partners’ products or potential products may infringe the patent rights of others. This could impact AVINZA, eltrombopag, bazedoxifene, lasofoxifene, LGD-4665 and any other products or potential products. See Note 12 of the consolidated financial statements, “Collaboration Agreements and Royalty Matters.”

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

In March 2007 we received a letter from counsel to Salk alleging that we owe Salk royalties on prior sales of Targretin as well as a percentage of the amounts received from Eisai. Salk alleges that it is owed at least 25% of the consideration paid by Eisai for the portion of our Oncology Product Line and associated assets attributable to Targretin. In an April 11, 2007 request for mediation, Salk repeated these claims and asserted additional claims that increase the amount of royalty buy-out payments allegedly owed to Salk. A mediation hearing in June 2007 attended by representatives from Ligand and Salk left the matter unresolved. In July 2007, Salk filed a demand for arbitration with the American Arbitration Association seeking at least $22 million for alleged breach of contract based on Salk’s theory that it is entitled to a portion of the money paid by Eisai to Ligand for Targretin related assets. We do not believe that Salk has a valid basis for its claims and intend to vigorously oppose any claim that Salk may bring for payment related to these matters.

On October 4, 2007 we received a letter from Rockefeller University, or Rockefeller, claiming that it is owed 25% of the milestone payments received by us from our partner GlaxoSmithKline for eltrombopag and the backup compound SB-559448, as well as 25% of any future milestone and royalty payments that we may receive from GlaxoSmithKline based on the development and sale of these compounds. To date we have received $8 million of milestone payments from GlaxoSmithKline for these compounds. In the letter, Rockefeller also stated its rejection of a notice we sent to Rockefeller on August 9, 2007 to terminate the September 30, 1992 license agreement between us and Rockefeller. On March 4, 2008, we filed a declaratory judgment action against Rockefeller in the United States District Court for the Southern District of California seeking, among other things, a judicial determination that (i) eltrombopag and the backup compound SB-559448 (including the use of such compounds) do not embody any invention(s) described or claimed in certain licensed patent rights under our September 30, 1992 license agreement with Rockefeller, (ii) Rockefeller technical information was not essential to the discovery or development of eltrombopag and the backup compound SB-559448, (iii) we are not liable for any additional payments under our September 30, 1992 license agreement with Rockefeller beyond any payments that we’ve already made, and (iv) our September 30, 1992 license agreement with Rockefeller was terminated in November 2007, and that subsequent to the termination of such agreement, we are not liable for future payments under such agreement. However, intellectual property disputes are subject to inherent uncertainties and there can be no assurance this action for declaratory judgment will be resolved favorably to us or that the lawsuit will not have a material adverse effect on us. Also on March 4, 2008, Rockefeller filed suit against us in the Supreme Court of the State of New York in New York County alleging, among other things, a breach by us of our September 30, 1992 license agreement with Rockefeller, as well as other causes of action for unjust enrichment, quantum meruit, specific performance to perform an audit and declaratory relief. The complaint seeks damages of at least $1.91 million, plus alleges that Rockefeller is entitled to 25% of payments to be received by us in the future related to Promacta and SB-559448 or from any third party in connection with certain products (which products, according to the complaint, include LGD-4665), and 5% of future net sales of certain of our products (which products, according to the complaint, include LGD-4665). The complaint requests a trial by jury, and also seeks to impose a constructive trust upon payments received by us to which Rockefeller claims it is owed a portion. Further, these and other possible disagreements or litigation with our collaborative partners could delay our ability and the ability of our collaborative partners to achieve milestones or our receipt of other payments. In addition, these and any other possible disagreements or litigation could delay, interrupt or terminate the research, development and commercialization of certain potential products being developed by either our collaborative partners or by us. Moreover, if we are unable to resolve the current dispute with Rockefeller or any other possible disagreements with licensors or collaborative partners, protracted litigation or arbitration could result. The occurrence of any of the foregoing problems could be time-consuming and expensive and could adversely affect our business.

As noted above, Salk has brought a claim against us in arbitration and Rockefeller has filed a lawsuit against us claiming, inter alia, that it is owed and will be owed certain payments under our agreement with them. Other third parties have not directly threatened an action or claim against us, although we do periodically receive other communications or have other conversations with the owners of other patents or other intellectual property. If others obtain patents with conflicting claims, we may be required to obtain licenses to those patents or to develop or obtain alternative technology. We may not be able to obtain any such licenses on acceptable terms, or at all. Any failure to obtain such licenses could delay or prevent us from pursuing the development or commercialization of our potential products.

We are substantially dependent on AVINZA royalties for our revenues.

King is obligated to pay us royalties in the future based on sales of AVINZA by King. Specifically, King is required to pay us a 15% royalty on AVINZA net sales during the first 20 months after the closing of the sale of the AVINZA product line in February 2007. Beginning in October 2008, royalty payments will be based upon calendar year net sales of AVINZA. If calendar year net sales are less than $200.0 million, the royalty payment will be 5% of all net sales. If calendar year net sales are greater than $200.0 million, the royalty payment will be 10% of all net sales less than $250.0 million, plus 15% of net sales greater than $250.0 million. In addition, beginning in 2009, we will no longer be entitled to receive royalties on a quarterly basis, but will collect royalties on an annual basis, which may adversely impact our cash flows. These royalties represent and will for some time represent substantially all of our ongoing revenue. Although we may also receive royalties and milestones from our partners in various past and future collaborations, the amount of revenue from these royalties and milestones is unknown and highly uncertain.

As a result, any setback that may occur with respect to AVINZA could significantly impair our operating results and/or reduce the market price for our stock. Setbacks could include problems with shipping, distribution, manufacturing, product safety, marketing, government licenses and approvals, intellectual property rights, competition with existing or new products and physician or patient acceptance of the products, as well as higher than expected total rebates, returns or discounts.

On September 10, 2007, King reported that Actavis, a manufacturer of generic pharmaceutical products headquartered in Iceland, had filed with the FDA an Abbreviated New Drug Application, or ANDA, with a

Paragraph IV Certification pertaining to AVINZA, the rights to which were acquired by King from us in February 2007. According to the report, Actavis’s Paragraph IV Certification sets forth allegations that U.S. Patent No. 6,066,339 (“the ‘339 patent,” which pertains to AVINZA) which is listed in the FDA’s Approved Drug Products With Therapeutic Equivalence Evaluations, will not be infringed by Actavis’s manufacture, use, or sale of the product for which the ANDA was submitted. The expiration date for this patent is November 2017. King, King Pharmaceuticals Research and Development, Inc., Elan Corporation, plc and Elan Pharma International Ltd. jointly filed suit in federal district court in New Jersey on October 18, 2007 against Actavis, Inc. and Actavis Elizabeth LLC for patent infringement under the ‘339 patent. The lawsuit seeks a judgment that would, among other things, prevent Actavis from commercializing its proposed morphine product until after expiration of the ‘339 patent.

AVINZA was licensed from Elan Corporation which is its sole manufacturer. Any problems with Elan’s manufacturing operations or capacity could reduce sales of AVINZA, as could any licensing or other contract disputes with Elan, raw materials suppliers, or others. Similarly, King’s AVINZA sales efforts could be affected by a number of factors and decisions regarding its organization, operations, and activities as well as events both related and unrelated to AVINZA, including sales force reorganizations and lower than expected sales call and prescription volumes. AVINZA could also face stiffer competition from existing or future pain products. The negative impact on the AVINZA’s sales growth in turn may negatively affect our royalties, revenues and earnings.

AVINZA sales may also be negatively impacted by higher than expected discounts (especially PBM/GPO rebates and Medicaid rebates, which can be substantial), returns and chargebacks and/or slower than expected market penetration. Other setbacks that AVINZA could face in the sustained-release opioid market include product safety and abuse issues, regulatory action, and the inability to obtain sufficient quotas of morphine from the Drug Enforcement Agency to support production requirements.

With respect to regulatory action and product safety issues, the FDA previously requested expanded warnings on the AVINZA label to alert doctors and patients to the dangers of using AVINZA with alcohol. Changes were made to the label. The FDA also requested clinical studies to investigate the risks associated with taking AVINZA with alcohol. Any additional warnings, studies and any further regulatory action could have significant adverse effects on AVINZA sales.

We may not be able to hire and/or retain key employees.

If we are unable to hire and/or retain key employees, we may not have sufficient resources to successfully manage our assets or our business, and we may not be able to perform our obligations under various contracts and commitments. Either of these could have substantial negative impacts on our business and our stock price.

Our stock price has been volatile and could experience a sudden decline in value.

Our common stock has experienced significant price and volume fluctuations and may continue to experience volatility in the future. As a result, you may not be able to sell your shares quickly or at the latest market price if trading in our stock is not active or the volume is low. Many factors may have a significant impact on the market price of our common stock, including, but not limited to, the following factors: results of or delays in our preclinical studies and clinical trials; the success of our collaboration agreements; publicity regarding actual or potential medical results relating to products under development by us or others; announcements of technological innovations or new commercial products by us or others; developments in patent or other proprietary rights by us or others; comments or opinions by securities analysts or major stockholders; future sales of our common stock by existing stockholders; regulatory developments or changes in regulatory guidance; litigation or threats of litigation; economic and other external factors or other disaster or crises; the departure of any of our officers, directors or key employees; period-to-period fluctuations in financial results; and limited daily trading volume.

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

In March 2007, we announced that our Board of Directors authorized a stock repurchase program under Rule 10b-18 of the Securities Exchange Act of 1934, as amended, of up to $100 million of shares of our common stock in the open market and negotiated purchases over a period of 12 months. During 2007, we repurchased 6.2 million shares of our common stock in open market transactions at varying prices for an aggregate purchase price of $39.6 million. The existence of such a program may contribute to the volatility of the price of our common stock and impact the liquidity of our common stock.

Our product development involves a number of uncertainties, and we may never generate sufficient collaborative payments and royalties from the development of products to become profitable.

We were founded in 1987. We have incurred significant losses since our inception. As of December 31, 2007, our accumulated deficit was $581.5 million.

Most of our products in development will require extensive additional development, including preclinical testing and human studies, as well as regulatory approvals, before they can be marketed. We cannot predict if or when any of the products we are developing or those being developed with our partners will be approved for marketing. There are many reasons why we or our collaborative partners may fail in our efforts to develop our potential products, including the possibility that: preclinical testing or human studies may show that our potential products are ineffective or cause harmful side effects; the products may fail to receive necessary regulatory approvals from the FDA or foreign authorities in a timely manner, or at all; the products, if approved, may not be produced in commercial quantities or at reasonable costs; the products, if approved, may not achieve commercial acceptance; regulatory or governmental authorities may apply restrictions to our products, which could adversely affect their commercial success; or the proprietary rights of other parties may prevent us or our partners from marketing the products.

Any product development failures for these or other reasons, whether with our products or our partners’ products, may reduce our expected revenues, profits, and stock price.

The past restatement of our consolidated financial statements increased the possibility of legal or administrative proceedings. Any future material weaknesses or deficiencies in our internal control over financial reporting could harm stockholder and business confidence on our financial reporting, our ability to obtain financing and other aspects of our business.

We determined that our consolidated financial statements for the years ended December 31, 2002 and 2003, and for the first three quarters of 2004, as described in more detail in our 2004 Annual Report on Form 10-K, should be restated. As a result of these events, we have become subject to a number of additional risks and uncertainties. We expect to continue to incur unanticipated accounting and legal costs as noted below. In addition, the SEC has instituted a formal investigation into our restated consolidated financial statements identified above. This investigation will likely divert more of our management’s time and attention and cause us to incur substantial costs. Such investigations can also lead to fines or injunctions or orders with respect to future activities, as well as further substantial costs and diversion of management time and attention.

While no material weaknesses were identified as of December 31, 2007, we cannot assure you that material weaknesses will not be identified in future periods. The existence of one or more material weakness or significant deficiency could result in errors in our consolidated financial statements. Substantial costs and resources may be required to rectify any internal control deficiencies. If we fail to achieve and maintain the adequacy of our internal controls in accordance with applicable standards, we may be unable to conclude on an ongoing basis that we have effective internal controls over financial reporting. If we cannot produce reliable financial reports, our business and financial condition could be harmed, investors could lose confidence in our reported financial information, or the market price of our stock could decline significantly. In addition, our ability to obtain additional financing to operate and expand our business, or obtain additional financing on favorable terms, could be materially and adversely affected, which, in turn, could materially and adversely affect our business, our financial condition and the market value of our securities. Moreover, our reputation with customers, lenders, investors, securities analysts and others may be adversely affected.

Challenges to or failure to secure patents and other proprietary rights may significantly hurt our business.

Our success will depend on our ability and the ability of our licensors to obtain and maintain patents and proprietary rights for our potential products both in the United States and in foreign countries. Patents may not be issued from any of these applications currently on file, or, if issued, may not provide sufficient protection. Our patent position, like that of many biotech and pharmaceutical companies, is uncertain and involves complex legal and technical questions for which important legal principles are unresolved. We may not develop or obtain rights to products or processes that are patentable. Even if we do obtain patents, such patents may not adequately protect the technology we own or have licensed. In addition, others may challenge, seek to invalidate, infringe or circumvent any patents we own or license and rights we receive under those patents may not provide competitive advantages to us.

Any conflicts resulting from the patent rights of others could significantly reduce the coverage of our patents and limit our ability to obtain meaningful patent protection. We have had and will continue to have discussions with our current and potential collaborative partners regarding the scope and validity of our patents and other proprietary rights. If a collaborative partner or other party successfully establishes that our patent rights are invalid, we may not be able to continue our existing collaborations beyond their expiration. Any determination that our patent rights are invalid also could encourage our collaborative partners to seek early termination of our agreements. Such an invalidation could adversely affect our ability to enter into new collaborations.

We may also need to initiate litigation, which could be time-consuming and expensive, to enforce our proprietary rights or to determine the scope and validity of others’ rights. If litigation occurs, a court may find our patents or those of our licensors invalid or may find that we have infringed on a competitor’s rights. In addition, if any of our competitors have filed patent applications in the United States which claim technology we also have invented, the Patent and Trademark Office may require us to participate in expensive interference proceedings to determine who has the right to a patent for the technology.

We also rely on unpatented trade secrets and know-how to protect and maintain our competitive position. We require our employees, consultants, collaborative partners and others to sign confidentiality agreements when they begin their relationship with us. These agreements may be breached, and we may not have adequate remedies for any breach. In addition, our competitors may independently discover our trade secrets.

Our legacy commercial product lines expose us to product liability risks and we may not have sufficient insurance to cover any claims.

We completed the sale of our commercial product lines in February 2007. Nevertheless, products we sold prior to divesting these product lines expose us to potential product liability risks. For example, such products may need to be recalled to address regulatory issues. A successful product liability claim or series of claims brought against us could result in payment of significant amounts of money and divert management’s attention from running our business.

In addition, some of the compounds we are investigating may be harmful to humans. We believe that we carry reasonably adequate insurance for product liability claims. However, we may not be able to maintain our insurance on commercially reasonable terms, or our insurance may not provide adequate protection in the case of a product liability claim. To the extent that product liability insurance, if available, does not cover potential claims, we will be required to self-insure the risks associated with such claims.

We will have continuing obligations to indemnify the buyers of our commercial product lines, and may be subject to other liabilities related to the sale of our commercial product lines.

In connection with the sale of our AVINZA Product Line, we have agreed to indemnify King for a period of 16 months after the closing of the sale of the AVINZA Product Line in February 2007 for a number of specified matters, including any breach of our representations, warranties or covenants contained in the asset purchase agreement. In certain defined cases, our obligation to indemnify King extends for a period of 30 months following the closing of the asset sale. In addition, we have agreed to indemnify Eisai, the purchaser of our Oncology Product Line, for damages suffered by Eisai arising from any breach of our representations, warranties, covenants or obligations in the asset purchase agreement. Our obligation to indemnify Eisai extends beyond the closing of the sale of our Oncology Product Line in October 2006 up to, in some cases, 18 months or 36 months and, in other cases, until the expiration of the applicable statute of limitations. In a few instances, our obligation to indemnify Eisai survives in perpetuity. Under our agreement with King, $15.0 million of the total upfront cash payment was deposited into an escrow account to secure our indemnification obligations to King. As of December 31, 2007, $7.5 million remained in the King escrow account and $7.5 million has been released to us. Similarly, our agreement with Eisai required that $20.0 million of the total upfront cash payment be deposited into an escrow account to secure our indemnification obligations to Eisai. As of December 31, 2007, all amounts in the Eisai escrow account had been released to us.

Under certain circumstances, our liability to King or Eisai under the indemnification obligations of the applicable asset purchase agreement may be in excess of the amounts in the applicable escrow accounts. The asset purchase agreement for the AVINZA Product Line also allows King, under certain circumstances, to set off indemnification claims against the royalty payments payable to us, including AVINZA royalty payments. Under the asset purchase agreements, our exposure for any indemnification claim brought by King or Eisai is limited to $40.0 million and $30.0 million, respectively. However, in certain matters, our indemnification obligation is not subject to the foregoing limits on liability. For example, we are obligated to indemnify King, without limitation, for all liabilities arising under certain agreements with Catalent Pharma Solutions related to the manufacture of AVINZA. Similarly, we are obligated to indemnify Eisai, without limitation, for all liabilities related to certain claims regarding promotional materials for the ONTAK and Targretin drug products. We cannot predict the liabilities that may arise as a result of these matters. Any claims related to our indemnification obligations to King or Eisai could materially and adversely affect our financial condition.

We may also be subject to liability for products we recently sold. For example, in March 2007 we received a letter from counsel to Salk alleging that we owe Salk royalties on prior sales of Targretin as well as a percentage of the amounts received from Eisai. Salk alleges that it is owed at least 25% of the consideration paid by Eisai for the portion of our Oncology Product Line and associated assets attributable to Targretin. In an April 11, 2007 request for mediation, Salk repeated these claims and asserted additional claims that increase the amount of royalty buy-out payments allegedly owed to Salk. A mediation hearing in June 2007 attended by representatives from Ligand and Salk left the matter unresolved. In July 2007, Salk filed a demand for arbitration with the American Arbitration Association seeking at least $22 million for alleged breach of contract based on Salk’s theory that it is entitled to a portion of the money paid by Eisai to Ligand for Targretin related assets. We do not believe that Salk has a valid basis for its claims and intend to vigorously oppose any claim that Salk may bring for payment related to these matters.

As previously disclosed, in connection with the AVINZA sale transaction, King assumed our obligation to make payments to Organon based on net sales of AVINZA (the fair value of which was $59.5 million as of December 31, 2007). As Organon did not consent to the legal assignment of the co-promote termination obligation from us to King, we remain liable to Organon in the event King defaults on this obligation. Any successful claim brought against us by Salk or others, or any requirement to pay a material amount to Organon, could adversely affect our business and the price of our securities.

If we do not reach the market with our products before our competitors offer products for the same or similar uses, or if we are not effective in marketing our products, our revenues from product sales, if any, will be reduced.

We face intense competition in our development activities. Many of our competitors are fully integrated pharmaceutical companies and more established biotechnology companies, which have substantially greater financial, technical, sales and marketing and human resources than we do. These companies might succeed in obtaining regulatory approval for competitive products more rapidly than we can for our products. In addition, competitors might develop technologies and products that are less expensive and perceived to be safer or more effective than those being developed by us, which could impair our product development and render our technology obsolete.

We use hazardous materials, which requires us to incur substantial costs to comply with environmental regulations.

In connection with our research and development activities, we handle hazardous materials, chemicals and various radioactive compounds. To properly dispose of these hazardous materials in compliance with environmental regulations, we are required to contract with third parties at a substantial cost. Our annual cost of compliance with these regulations is approximately $0.7 million. In addition, we believe that we carry reasonably adequate insurance for toxic tort claims. However, we cannot eliminate the risk or predict the exposure of accidental contamination or injury from the handling and disposing of hazardous materials, whether by us or by our third-party contractors. Any accident in the handling and disposing of hazardous materials may expose us to significant liability.

Our shareholder rights plan and charter documents may hinder or prevent change of control transactions.

Our shareholder rights plan and provisions contained in our certificate of incorporation and bylaws may discourage transactions involving an actual or potential change in our ownership. In addition, our Board of Directors may issue shares of preferred stock without any further action by the stockholders. Such restrictions and issuances may have the effect of delaying or preventing a change in our ownership. If changes in our ownership are discouraged, delayed or prevented, it would be more difficult for our current Board of Directors to be removed and replaced, even if you or our other stockholders believe that such actions are in the best interests of us and our stockholders.

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

We may need to complete additional equity or debt financings to fund our operations. Our inability to obtain additional financing could adversely affect our business. Financings may not be available at all or on favorable terms. In addition, these financings, if completed, may not meet our capital needs and could result in substantial dilution to our stockholders.

If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate one or more of our research or drug development programs. We may also be required to liquidate our business or file for bankruptcy protection. Alternatively, we may be forced to attempt to continue development by entering into arrangements with collaborative partners or others that require us to relinquish some or all of our rights to technologies or drug candidates that we would not otherwise relinquish.

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

Under our agreements to sell our commercial businesses, we remain financially responsible for returns of our products sold before those businesses were transferred to their respective buyers. Consequently, if returns of those products are higher than expected, we could incur substantial expenses for processing and issuing refunds for those returns which, in turn, could negatively impact our financial results. The amount of returns could be affected by a number of factors including, but not limited to, ongoing product demand, product rotation at distributors and wholesalers, and product stability issues.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We currently occupy an 82,500 square foot office and laboratory facility in San Diego, California leased through November 2021, which is a building we previously owned and sold and leased back on November 9, 2006 (see Note 15 to the consolidated financial statements). We believe that this facility will be adequate to meet our near-term space requirements.

We also lease a 52,800 square foot facility in San Diego that is leased through July 2015. In 2007, we consolidated our operations from the 52,800 square foot facility into the 82,500 square foot facility. In January 2008, we began subleasing the 52,800 square foot facility under a sublease through July 2015 (see Note 9 to the consolidated financial statements). We fully vacated this facility in February 2008.

Item 3.	Legal Proceedings

SEC Investigation

The SEC issued a formal order of private investigation dated September 7, 2005, to investigate the circumstances surrounding Ligand’s restatement of its consolidated financial statements for the years ended December 31, 2002 and 2003, and for the first three quarters of 2004. The SEC has issued subpoenas for the production of documents and for testimony pursuant to that investigation to Ligand and others. The SEC’s investigation is ongoing and Ligand is cooperating with the investigation.

Other Matters

Ligand and Seragen, Inc. a subsidiary of the Company, were named parties to Sergio M. Oliver, et al. v. Boston University, et al., a shareholder class action filed on December 17, 1998 in the Court of Chancery in the State of Delaware in and for New Castle County, C.A. No. 16570NC, by Sergio M. Oliver and others against Boston University and others, including Seragen, its subsidiary Seragen Technology, Inc. and former officers and directors of Seragen. Seragen, Ligand, Seragen Technology, Inc. and the Company’s acquisition subsidiary, Knight Acquisition Corporation, were dismissed from the action. Prior to trial, several of the Seragen director-defendants reached a settlement with the plaintiffs. On April 14, 2006, the court issued a memorandum opinion finding for the plaintiffs and against Boston University and individual directors affiliated with Boston University on certain claims. The opinion awards damages on these claims in the amount of approximately $4.8 million plus interest. Judgment, however, has not been entered and the matter is subject to appeal. While Ligand and its subsidiary Seragen have been dismissed from the action, such dismissal is also subject to appeal and Ligand and Seragen may have possible indemnification obligations with respect to certain defendants. As of December 31, 2007, the Company has not accrued an indemnification obligation based on its assessment that the Company’s responsibility for any such obligation is not probable or estimable.

In March 2007, the Company received a letter from counsel to Salk alleging the Company owes Salk royalties on prior product sales of Targretin as well as a percentage of the amounts received from Eisai in the asset sale transaction completed with Eisai in October 2006. Salk alleges that it is owed at least 25% of the consideration paid by Eisai for that portion of the Company’s Oncology Product Line and associated assets attributable to Targretin. In an April 11, 2007 request for mediation, Salk repeated these claims and asserted additional claims that allegedly increase the amount of royalty buy-out payments. Representatives from Ligand and Salk attended a mediation hearing in June 2007, which left the matter unresolved. Salk filed a demand for arbitration in July 2007 with the American Arbitration Association, seeking at least $22 million for alleged breach of contract based on Salk’s theory that it is entitled to a portion of the money paid by Eisai to Ligand for Targretin related assets. The Company does not believe that Salk has a valid basis for its claims and intends to oppose any claim that Salk has brought or may bring for payment related to these matters. The Company has raised a counterclaim in the arbitration with Salk seeking either a refund of the two $1.1 million lasofoxifene related payments or an offset against any award that may be granted to Salk. The arbitration with Salk is ongoing.

In October 2007, the Company received a letter from Rockefeller University (“Rockefeller”) claiming that it is owed 25% of the milestone payments received by the Company from its collaborative partner GlaxoSmithKline for eltrombopag and the backup compound SB-559448, as well as 25% of any future milestone and royalty payments that the Company may receive from GlaxoSmithKline based on the development and sale of these compounds. To date, the Company has received $8 million of milestone payments from GlaxoSmithKline for these compounds. In the letter, Rockefeller also stated its rejection of the Company’s notice sent to Rockefeller on August 9, 2007 to terminate the September 30, 1992 license agreement between the Company and Rockefeller. On March 4, 2008, the Company filed a declaratory judgment action against Rockefeller in the United States District Court for the Southern District of California seeking, among other things, a judicial determination that (i) eltrombopag and the backup compound SB-559448 (including the use of such compounds) do not embody any invention(s) described or claimed in certain licensed patent rights under the September 30, 1992 license agreement between the Company and Rockefeller, (ii) Rockefeller technical information was not essential to the discovery or development of eltrombopag and the backup compound SB-559448, (iii) the Company is not liable for any additional payments under its September 30, 1992 license agreement with Rockefeller beyond any payments that the Company has already made, and (iv) the September 30, 1992 license agreement between the Company and Rockefeller was terminated in November 2007, and that subsequent to the termination of such agreement, the Company is not liable for future payments under such agreement. Also on March 4, 2008, Rockefeller filed suit against the Company in the Supreme Court of the State of New York in New York County alleging, among other things, a breach by the Company of its September 30, 1992 license agreement with Rockefeller, as well as other causes of action for unjust enrichment, quantum meruit, specific performance to perform an audit and declaratory relief. The complaint seeks damages of at least $1.91 million, plus alleges that Rockefeller is entitled to 25% of payments to be received by the Company in the future related to Promacta and SB-559448 or from any third party in connection with certain products (which products, according to the complaint, include LGD-4665), and 5% of future net sales of certain of the Company’s products (which products, according to the complaint, include LGD-4665). The complaint requests a trial by jury, and also seeks to impose a constructive trust upon payments received by the Company to which Rockefeller claims it is owed a portion. The Company has reviewed all of these claims and does not believe that Rockefeller has a valid basis for any of its claims and intends to vigorously oppose all of these claims, including any Rockefeller claim for payment related to these matters.

In addition, from time to time the Company is subject to various lawsuits and claims with respect to matters arising out of the normal course of its business. Due to the uncertainty of the ultimate outcome of these matters, the impact on future financial results is not subject to reasonable estimates.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders in the fourth quarter ended December 31, 2007.

Executive Officers of the Registrant

The names of the executive officers of the Company and their ages, titles and biographies as of March 1, 2008 are set forth below.

John L. Higgins, 37, joined the Company in January 2007 as President and Chief Executive Officer and he was also appointed to the Board in March 2007. Prior to joining the Company, Mr. Higgins served as Chief Financial Officer at Connetics Corporation, a specialty pharmaceutical company, since 1997, and also served as Executive Vice President, Finance and Administration and Corporate Development at Connetics since January 2002 until its acquisition by Stiefel Laboratories, Inc. in December 2006. Before joining Connetics, he was a member of the executive management team at BioCryst Pharmaceuticals, Inc., a biopharmaceutical company. Currently, he is a Director of BioCryst and serves as Chairperson of its Audit Committee. Before joining BioCryst in 1994, Mr. Higgins was a member of the healthcare banking team of Dillon, Read & Co. Inc., an investment banking firm. Mr. Higgins serves as a director of CoMentis, Inc, a biopharmaceutical company, and has served as a director of numerous public and private companies. He graduated Magna Cum Laude from Colgate University with an A.B. from Colgate University.

Martin D. Meglasson, Ph.D., 57, joined the Company in February 2004 as Vice President, Discovery Research. Prior to joining the Company, Dr. Meglasson was Director of Preclinical Pharmacology at Pharmacia, Inc. where he engaged in research and development of drugs for central nervous system and infectious diseases from 1998 to 2003. From 1996 to 1998, Dr. Meglasson served as Director of Endocrine and Metabolic Research, engaged in diabetes and obesity research, and was a member of the Exploratory Development Committee at Pharmacia & Upjohn. From 1988 to 1996, he was a researcher in the fields of diabetes and obesity at The Upjohn Co. Dr. Meglasson has participated in the discovery and development of two marketed drugs, is an inventor of 18 U.S. patents, and author of 70 scientific publications. Dr. Meglasson received his Ph.D. in pharmacology from the University of Houston and post-doctoral training at the University of Pennsylvania School of Medicine.

Zofia E. Dziewanowska, M.D., Ph.D., 66, has served as our Vice President, Clinical Research and Regulatory since February 2008. Dr. Dziewanowska joined the Company in April 2002 and previously served as the Vice President in charge of the Clinical Research Department, responsible for evaluation of all drugs. Her work in the industry began as an Associate Director of International Clinical Pharmacology at Merck Company, N.J. and subsequently at Hoffmann-La Roche Inc., the last few years until 1994 as Vice President and the Head of Clinical Research and Development for the United States. Since 1994, she held successive positions as Senior Vice President of Global Clinical Research and Development at Genta, Inc, Cypros Pharma and MAXIA, Inc. Dr. Dziewanowska also served as Vice Chair of a Medical Section Steering Committee for PhRMA. She has also served as Chair of an International Sub-committee and a Chair of Education Committee for physicians in Pharmaceutical Medicine at AAPP. Dr. Dziewanowska obtained her M.D. from the Medical School University of Warsaw and Ph.D. from the Polish Academy of Science. Academic affiliations include faculty membership at The Medical School of Cornell University, Rockefeller University, and The Medical School of the University of London. Her name is listed in several current Marquis’ “Who is Who”.

Syed Kazmi, Ph.D., MBA, 50, has served as our Vice President, Business Development & Strategic Planning since July 2007. Dr. Kazmi has more than 18 years of Pharmaceutical R&D and Business development experience. From 1995 until June 2007, he held various positions at Ligand, including Senior Scientist in Molecular Endocrinology, Director of Project Management and leader of multiple drug development teams, and Senior Director of Business Development. Prior to joining Ligand, Dr. Kazmi worked in discovery research at Johnson & Johnson from 1988 to 1995, where his most recent position was Principal Scientist in endocrinology and inflammation drug development programs. From 1985 to 1988, he held his postdoctoral research positions at McMaster University, Hamilton. Dr. Kazmi received a Ph.D. in biochemistry from J.N. University, New Delhi, and an executive MBA from San Diego State University.

John Sharp, CPA, 43, joined the Company in April 2007 as our Vice President, Finance and Chief Financial Officer. From November 2004 to April 2007, Mr. Sharp served as Vice President of Finance of Sequenom, Inc. and served as its Principal Accounting Officer since October 2005. From August 2000 to November 2004, Mr. Sharp served as Director of Accounting at Diversa Corporation, a publicly traded biotech company, where he was responsible for managing the overall accounting function, including financial reporting, internal controls, and corporate governance, during a period of significant company growth. From January 1994 until August 2000, Mr. Sharp was at the public accounting firm PricewaterhouseCoopers, most recently as a Senior Audit Manager. He received a B.S. from San Diego State University, and is a certified public accountant and a member of the Association of BioScience Financial Officers.

Charles S. Berkman, J.D., 39, has served as our Vice President, General Counsel and Secretary since April 2007. Mr. Berkman joined the Company in November 2001 and previously served as Associate General Counsel and Chief Patent Counsel for the Company (and Secretary since March 2007). Prior to joining the Company, Mr. Berkman was an attorney at the international law firm of Baker & McKenzie from November 2000 to November 2001. Before that he served as an attorney at the law firm of Lyon & Lyon from 1993 to November 2000, where he specialized in intellectual property law. Mr. Berkman earned a BS in chemistry from the University of Texas and a JD from the University of Texas School of Law.

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

The following table sets forth the high and low intraday sales prices for our common stock on the NASDAQ Global Market and on the Pink Sheets, as applicable, for the periods indicated:

	Price Range
	High	Low
Year Ended December 31, 2007:
1st Quarter	$13.03	$8.86
2nd Quarter	10.30	6.37
3rd Quarter	7.36	5.19
4th Quarter	6.21	3.87

Year Ended December 31, 2006:
1st Quarter	$13.70	$11.16
2nd Quarter	14.00	8.35
3rd Quarter	10.74	7.78
4th Quarter	11.89	9.61

As of January 31, 2008, the closing price of our common stock on the NASDAQ Global Market was $4.16.

Holders

As of January 31, 2008, there were approximately 1,516 holders of record of the common stock.

Dividends

On March 22, 2007, we declared a cash dividend on our common stock of $2.50 per share. As we have an accumulated deficit, the dividend was recorded as a charge against additional paid-in capital. The aggregate amount of $252.7 million was paid on April 19, 2007 to shareholders of record as of April 5, 2007. We had previously never declared or paid any cash dividends on our capital stock. We do not intend to pay any additional cash dividends in the foreseeable future. We currently intend to retain future earnings, if any, to finance future growth.

Issuer Purchases of Equity Securities (1)

Month	Total Number of Shares Purchased During Month (2)	Average Price Paid Per Share (3)	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plan (4)
October 1 to October 31, 2007	408,239	$5.44	5,815,030	$62,231,458
November 1 to November 30, 2007	124,496	$5.24	5,939,526	$61,575,407
December 1 to December 31, 2007	249,783	$4.72	6,189,309	$60,389,883

Total	782,518

(1)	In March 2007, we announced that our board of directors authorized a stock repurchase program under Rule 10b-18 of the Securities Exchange Act of 1934, as amended, of up to $100 million of shares of our common stock in the open market and negotiated purchases over a period of 12 months. The above table provides information regarding our stock repurchases in the quarter ended December 31, 2007. This program expires in March 2008 and may be discontinued at any time.
(2)	The purchases were made in open-market transactions.
(3)	Excludes commissions paid, if any, related to the share repurchase transactions.
(4)	Represents the difference between the $100,000,000 of share repurchases authorized by our board of directors and the value of the shares repurchased from March 2007 through the indicated month.

Performance Graph

The graph below shows the five-year cumulative total stockholder return assuming the investment of $100 and the reinvestment of dividends (a one-time dividend of $2.50 was declared on the common stock in April 2007) and is based on the returns of the component companies weighted monthly according to their market capitalizations. The graph compares total stockholder returns of the Company’s common stock, of all companies traded on the NASDAQ Stock market, as represented by the NASDAQ Composite® Index, and of the NASDAQ Biotechnology Stock Index, as prepared by The NASDAQ Stock Market Inc. The NASDAQ Biotechnology Stock Index tracks approximately 168 domestic biotechnology stocks.

The stockholder return shown on the graph below is not necessarily indicative of future performance and the Company will not make or endorse any predictions as to future stockholder returns.

	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
Ligand	100%	274%	217%	208%	204%	122%
NASDAQ Composite	100%	150%	163%	165%	181%	199%
NASDAQ Biotechnology Stocks	100%	146%	155%	159%	161%	168%

Item 6.	Selected Consolidated Financial Data

The following selected historical consolidated financial and other data are qualified by reference to, and should be read in conjunction with, our consolidated financial statements and the related notes thereto appearing elsewhere herein and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our selected statement of operations data set forth below for each of the five years ended December 31, 2007, 2006, 2005, 2004, and 2003 and the balance sheet data as of December 31, 2007, 2006, 2005, 2004, and 2003 are derived from our consolidated financial statements.

	Years Ended December 31,
	2007	2006 (3)	2005	2004	2003
	(in thousands, except share data)
Consolidated Statement of Operations Data:
Royalties	$11,409	$—	$—	$—	$—
Sale of royalty rights, net	—	—	—	31,342	11,786
Collaborative research and development and other revenues	1,485	3,977	10,217	11,300	13,698
Research and development expenses	44,623	41,546	30,710	30,742	28,302
General and administrative expenses	30,410	43,908	23,134	12,580	12,059
Gain on sale leaseback	1,964	3,397	—	—	—
Loss from operations	(60,175)	(78,080)	(43,627)	(680)	(14,877)
Income (loss) from continuing operations	(34,759)	(56,590)	(36,035)	2,684	(24,566)
Discontinued operations (1)	316,447	24,847	(364)	(47,825)	(69,900)
Cumulative effect of changing method of accounting for variable interest entity (2)	—	—	—	—	(2,005)
Net income (loss)	281,688	(31,743)	(36,399)	(45,141)	(96,471)
Basic per share amounts:
Income (loss) from continuing operations	$(0.35)	$(0.70)	$(0.49)	$0.04	$(0.35)
Discontinued operations (1)	3.22	0.31	—	(0.65)	(0.98)
Cumulative effect of changing method of accounting for variable interest entity (2)	—	—	—	—	(0.03)

Net income (loss)	$2.87	$(0.39)	$(0.49)	$(0.61)	$(1.36)

Weighted average number of common shares	98,124,731	80,618,528	74,019,501	73,692,987	70,685,234

Diluted per share amounts:
Income (loss) from continuing operations	$(0.35)	$(0.70)	$(0.49)	$0.03	$(0.35)
Discontinued operations (1)	3.22	0.31	—	(0.48)	(0.98)
Cumulative effect of changing method of accounting for variable interest entity (2)	—	—	—	—	(0.03)

Net income (loss)	$2.87	$(0.39)	$(0.49)	$(0.45)	$(1.36)

Weighted average number of common shares	98,124,731	80,618,528	74,019,501	100,402,063	70,685,234

Pro forma amounts assuming the changed method of accounting for variable interest entity is applied retroactively (2)
Loss from continuing operations					$(24,452)
Loss from discontinued operations					(69,900)

Net loss					$(94,352)

Basic and diluted loss from continuing operations per share					$(0.35)
Basic and diluted loss from discontinued operations per share					(0.98)

Basic and diluted net loss per share					$(1.33)

	December 31,
	2007	2006	2005	2004	2003
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents, short-term investments and restricted cash and investments	$95,819	$212,488	$88,756	$114,870	$100,690
Working capital (deficit) (4)	58,975	64,747	(102,244)	(48,505)	(16,930)
Total assets	173,278	326,053	314,619	332,466	314,046
Current portion of deferred revenue, net	—	57,981	157,519	152,528	105,719
Current portion of deferred gain	1,964	1,964	—	—	—
Long-term obligations (excludes long-term portions of deferred revenue, net and deferred gain)	53,048	85,780	173,280	174,214	173,851
Long-term portion of deferred revenue, net	2,546	2,546	4,202	4,512	3,448
Long-term portion of deferred gain	25,256	27,220	—	—	—
Common stock subject to conditional redemption/repurchase	12,345	12,345	12,345	12,345	14,595
Accumulated deficit	(581,512)	(862,802)	(831,059)	(794,660)	(749,519)
Total stockholders’ equity (deficit)	29,115	27,352	(110,419)	(75,317)	(37,554)

(1)	We sold our Oncology Product Line (“Oncology”) on October 25, 2006 and our AVINZA Product Line (“AVINZA”) on February 26, 2007. The operating results for Oncology and AVINZA have been presented in our consolidated statements of operations as “Discontinued Operations.” See Note 3 to our consolidated financial statements included elsewhere in this annual report.
(2)	In December 2003, we adopted Financial Accounting Standard Board Interpretation No. 46 (revised December 2003) (FIN46(R)), Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. Under FIN 46(R), we were required to consolidate the variable interest entity from which we leased our corporate headquarters. Accordingly, as of December 31, 2003, we consolidated assets with a carrying value of $13.6 million, debt of $12.5 million, and a non-controlling interest of $0.6 million. In connection with the adoption of FIN 46(R), we recorded a charge of $2.0 million as a cumulative effect of the accounting change on December 31, 2003. In April 2004, we acquired the portion of the variable interest entity that we did not previously own. The acquisition resulted in Ligand assuming the existing loan against the property and making a payment of $0.6 million to the entity’s other shareholder.
(3)	Effective January 1, 2006, we adopted Statement of Financial Accounting Standards 123(R), Share-Based Payment, (“SFAS 123(R)”), using the modified prospective transition method. The implementation of SFAS123(R) resulted in additional employee stock compensation expense of $4.8 million in 2006 (see Note 2 to our consolidated financial statements included elsewhere in this annual report).
(4)	Working capital (deficit) includes deferred product revenue recorded under the sell-through revenue recognition method.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Caution: This discussion and analysis may contain predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties, including those discussed in Item 1A. “Risk Factors.” This outlook represents our current judgment on the future direction of our business. These statements include those related to our AVINZA royalty revenues, product returns, and product development. Actual events or results may differ materially from Ligand’s expectations. For example, there can be no assurance that our revenues or expenses will meet any expectations or follow any trend(s), that we will be able to retain our key employees or that we will be able to enter into any strategic partnerships or other transactions. We cannot assure you that we will receive expected AVINZA royalties to support our ongoing business or that our internal or partnered pipeline products will progress in their development, gain marketing approval or achieve success in the market. In addition, our ongoing SEC investigation, ongoing or future arbitration, or litigation or disputes with third parties may have a material adverse effect on us. Such risks and uncertainties, and others, could cause actual results to differ materially from any future performance suggested. We undertake no obligation to release publicly the results of any revisions to these forward-looking statements to reflect events or circumstances arising after the date of this annual report. This caution is made under the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended.

Our trademarks, trade names and service marks referenced herein include Ligand. Each other trademark, trade name or service mark appearing in this annual report belongs to its owner.

References to Ligand Pharmaceuticals Incorporated (“Ligand”, the “Company”, “we” or “our”) include our wholly owned subsidiaries—Ligand Pharmaceuticals (Canada) Incorporated; Ligand Pharmaceuticals International, Inc.; Seragen, Inc. (“Seragen”); and Nexus Equity VI LLC (“Nexus”).

Overview

We are an early-stage biotech company that focuses on discovering and developing new drugs that address critical unmet medical needs in the areas of thrombocytopenia, anemia, cancer, hormone related diseases, osteoporosis and inflammatory diseases. We strive to develop drugs that are more effective and/or safer than existing therapies, that are more convenient to administer and that are cost effective. We plan to build a profitable company by generating income from research, milestone and royalty and co-promotion revenues resulting from our collaborations with pharmaceutical partners.

On September 7, 2006, we announced the sale of ONTAK, Targretin capsules, Targretin gel, and Panretin gel to Eisai, Inc., or Eisai, and the sale of AVINZA to King Pharmaceuticals, Inc., or King. The Eisai sales transaction subsequently closed on October 25, 2006. The AVINZA sale transaction subsequently closed on February 26, 2007. Accordingly, the results for the Oncology and AVINZA Product Lines have been presented in our consolidated statements of operations as “Discontinued Operations.”

We are a party to a number of collaboration arrangements that are in the development phase, including collaborations with GlaxoSmithKline, Pfizer, TAP, and Wyeth. We received funding during the research phase of the arrangements, and milestone and royalty payments as products are developed and marketed by our corporate partners. See “Potential Future Revenue Sources” below. In addition, in connection with some of these collaborations, we received non-refundable up-front payments.

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

GlaxoSmithKline Collaboration—Eltrombopag

Eltrombopag is an oral, small molecule drug that mimics the activity of thrombopoietin, a protein factor that promotes growth and production of blood platelets. Eltrombopag is a product candidate that resulted from our collaboration with SmithKline Beecham (now GlaxoSmithKline). At the European Hematology Association meeting on June 9, 2007, GlaxoSmithKline announced positive Phase III data showing increased platelet count and significantly lower incidence of bleeding in patients with Idiopathic Thrombocytopenia Purpura (ITP). GlaxoSmithKline submitted a New Drug Application, or NDA, for approval to market eltrombopag (PROMACTATM/REVOLADE TM ) on December 18, 2007. Two pivotal trials, one Phase III trial and one Phase II trial, were submitted to support the NDA submission. On March 3, 2008, the FDA accepted for filing and review GlaxoSmithKline’s NDA and granted a priority review status for PROMACTA® (eltrombopag) for treatment of chronic short-term ITP. Priority review is granted by the FDA for a treatment that addresses significant unmet medical needs or has the potential to provide a significant improvement compared to marketed products, and results in a review period of six months from the date of NDA submission. If approved, PROMACTA would be the first oral thrombopoietin receptor agonist therapy for the short-term treatment of previously treated patients with chronic ITP to increase platelet counts and reduce or prevent bleeding. Eltrombopag is currently in a Phase III trial for the long-term treatment of ITP. GlaxoSmithKline reported positive Phase II data in patients with thrombocytopenia associated with hepatitis C and initiated two Phase III trials in patients with hepatitis C in the fourth quarter of 2007. A Phase II study in patients with chemotherapy-induced thrombocytopenia has been completed and a Phase I study is ongoing in patients with sarcoma receiving the adriamycin and ifosfamide regimen.

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

In October 2007, we received a letter from Rockefeller University, or Rockefeller, claiming that it is owed 25% of the milestone payments received by us from our collaborative partner GlaxoSmithKline for eltrombopag and the backup compound SB-559448, as well as 25% of any future milestone and royalty payments that we may receive from GlaxoSmithKline based on the development and sale of these compounds. To date we have received $8 million of milestone payments from GlaxoSmithKline for these compounds. In the letter, Rockefeller also stated its rejection of the our notice sent to Rockefeller on August 9, 2007 to terminate the September 30, 1992 license agreement between us and Rockefeller. On March 4, 2008, we filed a declaratory judgment action against Rockefeller in the United States District Court for the Southern District of California seeking, among other things, a judicial determination that (i) eltrombopag and the backup compound SB-559448 (including the use of such compounds) do not embody any invention(s) described or claimed in certain licensed patent rights under the September 30, 1992 license agreement between us and Rockefeller, (ii) Rockefeller technical information was not essential to the discovery or development of eltrombopag and the backup compound SB-559448, (iii) we are not liable for any additional payments under its September 30, 1992 license agreement with Rockefeller beyond any payments that we’ve already made, and (iv) the September 30, 1992 license agreement between us and Rockefeller was terminated in November 2007, and that subsequent to the termination of such agreement, we are not liable for future payments under such agreement. Also on March 4, 2008, Rockefeller filed suit against us in the Supreme Court of the State of New York in New York County alleging, among other things, a breach by us of our September 30, 1992 license agreement with Rockefeller, as well as other causes of action for unjust enrichment, quantum meruit, specific performance to perform an audit and declaratory relief. The complaint seeks damages of at least $1.91 million, plus alleges that Rockefeller is entitled to 25% of payments to be received by us in the future related to Promacta and SB-559448 or from any third party in connection with certain products (which products, according to the complaint, include LGD-4665), and 5% of future net sales of certain of our products (which products, according to the complaint, include LGD-4665). The complaint requests a trial by jury, and also seeks to impose a constructive trust upon payments received by us to which Rockefeller claims it is owed a portion. We have reviewed all of these claims and do not believe that Rockefeller has a valid basis for any of its claims and intend to vigorously oppose all of these claims, including any Rockefeller claim for payment related to these matters.

Wyeth Collaboration—bazedoxifene and bazedoxifene in combination with PREMARIN

Bazedoxifene (Viviant) is a product candidate that resulted from our collaboration with Wyeth. Bazedoxifene is a synthetic drug that was specifically designed to reduce the risk of osteoporotic fractures while at the same time protecting breast and uterine tissue. In June 2006, Wyeth submitted an NDA for bazedoxifene to the FDA for the prevention of postmenopausal osteoporosis. The FDA issued an approvable letter for bazedoxifene for this indication in April 2007. Wyeth received a second approvable letter in December 2007 and plans to have further discussions with the FDA to discuss the issues raised for the prevention indication. Wyeth also submitted a second NDA for bazedoxifene in the U.S. in July 2007 for the treatment of osteoporosis and an MAA to EMEA in September 2007 for the prevention and treatment of osteoporosis. Wyeth announced in January 2008 that the FDA expects to convene an advisory committee in July 2008 to review both the treatment and prevention indications for osteoporosis. The FDA action date for the treatment NDA is at the end of May 2008, which is expected to change given the timing of the advisory committee.

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

Pfizer Collaboration—Lasofoxifene

Lasofoxifene is a product candidate that resulted from our collaboration with Pfizer. In August 2004, Pfizer submitted an NDA to the FDA for lasofoxifene for the prevention of osteoporosis in postmenopausal women. In September 2005, Pfizer announced the receipt of a non-approvable letter from the FDA for the prevention of osteoporosis. In December 2004, Pfizer filed a supplemental NDA for the use of lasofoxifene for the treatment of vaginal atrophy. In February 2006, Pfizer announced the receipt of a non-approvable letter from the FDA for vaginal atrophy. Pfizer has also announced that lasofoxifene is being developed for the treatment of osteoporosis. In April 2007, Pfizer announced completion of the Postmenopausal Evaluation and Risk Reduction with lasofoxifene (PEARL) Phase III study with favorable efficacy and safety. Pfizer submitted an NDA for osteoporosis treatment on December 18, 2007.

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

In March 2004, we paid Salk approximately $1.1 million to buy out royalty payments due on total sales of lasofoxifene for the prevention of osteoporosis. In connection with Pfizer’s filing of the supplemental NDA in December 2004 for the use of lasofoxifene for the treatment of vaginal atrophy, we exercised our option to pay Salk $1.1 million to buy out royalty payments due on sales in this additional indication. In April 2007, Salk made a claim that there are additional patents issued to Salk that increase the amount of royalty buy-out payments. Based on the context of the claim, we believe that Salk is not raising this claim with respect to the lasofoxifene royalty buy-out payment. We have raised a counterclaim in the arbitration with Salk seeking either a refund of the two $1.1 million payments or an offset against any award that may be granted to Salk.

TAP Collaboration—LGD-2941

LGD-2941, a selective androgen receptor modulator, or SARM, was selected as a clinical candidate during Ligand’s collaboration with TAP. SARMs, such as LGD-2941, may contribute to the treatment of diseases including hypogonadism (low testosterone), sexual dysfunction, osteoporosis, frailty and cancer cachexia. Phase I were completed in the fourth quarter of 2007. The agreement further provides for milestones moving through the development stage and royalties ranging from 6.0% to 12.0% on annual net sales of drugs resulting from the collaboration.

Results of Operations

Total revenues for 2007 were $12.9 million compared to $4.0 million in 2006 and $10.2 million in 2005. Operating loss from continuing operations was $60.2 million in 2007 compared to $78.1 million in 2006 and $43.6 million in 2005. Loss from continuing operations for 2007 was $34.8 million, or $0.35 per share, compared to $56.6 million, or $0.70 per share, in 2006 and $36.0 million, or $0.49 per share, in 2005.

AVINZA Royalty Revenue

In connection with the sale of AVINZA, King is required to pay us a royalty on net sales of AVINZA (see Note 3 to the consolidated financial statements). In accordance with the AVINZA Purchase Agreement, royalties are required to be reported and paid to us within 45 days of quarter-end during the 20 month period following the closing of the sale transaction (February 26, 2007). Thereafter, royalties will be paid on a calendar year basis. Such royalties are recognized in the quarter reported. Since there is a one quarter lag from when King recognizes AVINZA net sales to when King reports those sales and the corresponding royalties to us, we recognized AVINZA royalty revenues beginning in the second quarter of 2007. Royalty revenues were $11.4 million in 2007.

Collaborative Research and Development and Other Revenue

Collaborative research and development and other revenues for 2007 were $1.5 million compared to $4.0 million for 2006 and $10.2 million for 2005. Collaborative research and development and other revenues include reimbursement for ongoing research activities, earned development milestones, and recognition of prior years’ up-front fees previously deferred in accordance with Staff Accounting Bulletin (“SAB”) No. 101 – Revenue Recognition, as amended by SAB 104 (hereinafter referred to as SAB104). Revenue from distribution agreements includes recognition of up-front fees collected upon contract signing and deferred over the life of the distribution arrangement and milestones achieved under such agreements.

A comparison of collaborative research and development and other revenues is as follows (in thousands):

	Year Ended December 31,
	2007	2006	2005
Collaborative research and development	$—	$1,678	$3,513
Development milestones and other	1,485	2,299	6,704

	$1,485	$3,977	$10,217

Collaborative Research and Development. The decrease in collaborative research and development revenue is due to the completion of the research phase of our collaborative arrangement with TAP, which concluded in June 2006.

Development Milestones and Other. Development milestones in 2007 reflect $1.0 million from GlaxoSmithKline in connection with the filing of an NDA for eltrombopag and $0.5 million earned from Wyeth. Development milestones in 2006 reflect a milestone of $2.0 million from GlaxoSmithKline in connection with the commencement of Phase III studies of eltrombopag and a $0.3 million milestone from Wyeth in connection with the filing of an NDA for Viviant (also known as bazedoxifene). Development milestones in 2005 reflect net development milestones of $3.0 million earned from GlaxoSmithKline in connection with the commencement of Phase II studies of eltrombopag and Phase I studies of SB-559448 for the treatment of thrombocytopenia; $1.4 million, net for prior milestones received from Wyeth in connection with an agreement in the fourth quarter of 2005 to amend the research, development, and license agreement between Ligand and Wyeth; $1.2 million earned from Eli Lilly in connection with the commencement of Phase II trials of LY674 for the treatment of atherosclerosis; and $1.1 million from TAP in connection with TAP’s filing of an IND for LGD2941.

Research and Development Expenses

Research and development expenses were $44.6 million in 2007 compared to $41.5 million in 2006 and $30.7 million in 2005. The major components of research and development expenses are as follows (in thousands):

	Years Ended December 31,
	2007	2006	2005
Research performed under collaboration agreements	$—	$1,968	$3,611
Internal research programs	21,954	22,110	20,839

Total research	21,954	24,078	24,450
Development	22,669	17,468	6,260

Total research and development	$44,623	$41,546	$30,710

Research and development expenses in 2007 include one-time severance benefits and stock compensation charges of $6.6 million incurred in connection with our restructuring (see Note 17 to the consolidated financial statements) and one-time stock compensation charges of $0.8 million incurred in connection with the equitable adjustment of stock options (see Note 11 to the consolidated financial statements).

Spending for research expenses was $22.0 million for 2007 compared to $24.1 million for 2006. Excluding the impact of one-time severance benefits and stock compensation charges, the decrease in internal research program expenses for 2007 compared to 2006 reflects reduced costs primarily due to lower headcount related expenses in connection with our restructuring.

Spending for research expenses was $24.1 million for 2006 compared to $24.5 million for 2005. The decrease in research expenses for 2006 compared to 2005 primarily reflects decreased research expenses incurred under our collaboration arrangement with TAP which concluded in June 2006 partially offset by increased research performed under our SARM program.

Spending for development expenses increased to $22.7 million for 2007 compared to $17.5 million for 2006. Excluding the impact of one-time severance benefits and stock compensation charges, the increase primarily reflects increased spending on LGD-4665 TPO, our leading drug candidate in this area which is in Phase I clinical trials.

Spending for development expenses increased to $17.5 million for 2006 compared to $6.3 million for 2005. The increase was primarily due to the increase in LGD-4665 TPO, which was moved into Phase I clinical trials, and LGD-5552 (Glucocorticoid agonist) expenses. LGD-5552 was on track to enter clinical trials in 2007; however Good Laboratory Practice studies failed to demonstrate the desired pre-clinical safety characteristics for a drug to treat rheumatoid arthritis. We decided in the first quarter of 2007 not to proceed with the development of LGD-5552.

A summary of our significant internal research and development programs as of December 31, 2007 is as follows:

Program	Disease/Indication	Development Phase

LGD-4665 (Thrombopoietin oral mimetic)	Idiopathic Thrombocytopenia Purpura, myelodysplastic syndrome, Hepatitis C, other thrombocytopenias	Phase II

Selective androgen receptor modulators (agonists)	Hypogonadism, osteoporosis, sexual dysfunction, frailty, cachexia	Pre-clinical

Small molecule EPO receptor agonists	Chemotherapy-induced anemia, anemia due to kidney failure	Research

Selective glucocorticoid receptor modulators	Inflammation, cancer	Research

Selective androgen receptor modulators (antagonists)	Prostate cancer	Research

We do not provide forward-looking estimates of costs and time to complete our ongoing research and development projects, as such estimates would involve a high degree of uncertainty. Uncertainties include our inability to predict the outcome of complex research, our inability to predict the results of clinical studies, regulatory requirements placed upon us by regulatory authorities such as the FDA and EMEA, our inability to predict the decisions of our collaborative partners, our ability to fund research and development programs, competition from other entities of which we may become aware of in future periods, predictions of market potential from products that may be derived from our research and development efforts, and our ability to recruit and retain personnel or third-party research organizations with the necessary knowledge and skills to perform certain research. Refer to “Item 1A. Risks Factors” for additional discussion of the uncertainties surrounding our research and development initiatives.

General and Administrative Expenses

General and administrative expenses were $30.4 million for 2007 compared to $43.9 million for 2006 and $23.1 million for 2005. The decrease for 2007 compared to 2006 is due to lower headcount in connection with our restructuring and reduced legal costs (as we incurred significant costs during 2006 in connection with the ongoing SEC investigation, shareholder litigation and our strategic initiative process) and consultant fees incurred in connection with our 2006 SOX compliance program. General and administrative expenses for 2007 include one-time severance benefits and stock compensation charges of $4.1 million incurred in connection with our restructuring (see Note 17 to the consolidated financial statements) and one-time stock compensation charges of $1.0 million incurred in connection with the equitable adjustment of stock options (see Note 11 to the consolidated financial statements). General and administrative expenses for 2007 also include $2.1 million of legal and related costs incurred in connection with the ongoing SEC investigation of our financial statement restatement (See Part I, Item 3 “Legal Proceedings”).

The increase for 2006 compared to 2005 reflects higher legal costs (incurred in connection with the ongoing SEC investigation, shareholder litigation and our strategic alternatives process) and consultant fees incurred with our 2006 SOX compliance program. General and administrative expenses for 2006 also include additional stock compensation expense of $3.0 million incurred due to the implementation of SFAS 123(R) (total Company additional expense of $4.8 million) and a charge of $1.1 million related to a reduction in our workforce communicated to employees in the fourth quarter of 2006. Furthermore, general and administrative expenses in 2006 include $1.9 million of expenses in connection with the resignation of the Company’s CEO.

Gain on Sale Leaseback

On October 25, 2006, we, along with our wholly-owned subsidiary Nexus, entered into an agreement with Slough for the sale of our real property located in San Diego, California for a purchase price of $47.6 million. This property, with a net book value of $14.5 million, includes one building totaling approximately 82,500 square feet, the land on which the building is situated, and two adjacent vacant lots. As part of the sale transaction, we agreed to lease back the building for a period of 15 years. The sale transaction subsequently closed on November 9, 2006.

In accordance with SFAS 13, Accounting for Leases, we recognized an immediate pre-tax gain on the sale transaction of $3.1 million in the fourth quarter of 2006 and deferred a gain of $29.5 million on the sale of the building. The deferred gain is recognized as an offset to operating expense on a straight-line basis over the 15 year term of the lease at a rate of approximately $2.0 million per year.

Interest Income

Interest income was $8.7 million for 2007 compared to $3.8 million for 2006 and $1.9 million for 2005. The increases are primarily due to higher cash and investment balances as a result of the proceeds from the sale of the Oncology Product Line in October 2006, the sale and leaseback of the corporate headquarters in November 2006 and the sale of the AVINZA Product Line in February 2007.

Income Taxes

We had losses from continuing operations and income from discontinued operations for 2007, 2006 and 2005. In accordance with SFAS No. 109, Accounting for Income Taxes, the income tax benefit generated by the loss from continuing operations in 2007, 2006 and 2005 was $18.7 million, and $18.8 million and $6.3 million, respectively. This income tax benefit captures the deemed use of losses from continuing operations used to offset the income and gain from our AVINZA Product Line and Oncology Product Line that were sold in 2007 and 2006, respectively.

Net income tax expense combining both continuing and discontinued operations was $4.1 million and $0.7 million for 2007 and 2006, respectively. This expense reflects the net tax due on taxable income for the respective years that was not fully offset by net operating loss and research and development credit carryforwards resulting from alternative minimum tax for federal and state tax reporting purposes, and from state income taxes for certain states incurred after full utilization of state net operating loss and research and development credits. Net income tax expense combining both continuing and discontinued operations was $0.1 million for 2005.

Federal net operating loss carryforwards of $241.5 million are available to be utilized against future taxable income. We have no state net operating loss carryforwards. We have $18.6 million of federal research and development credit carryforwards. Federal research and development credit carryforwards of $0.5 million expired at the beginning of 2007 with the remainder expiring through 2027, and we have $10.0 million ($6.5 million net of federal tax) of California research and development credits that have no expiration date. In addition, we have alternative minimum tax carryforwards of $4.6 million. Due to the uncertainty of future taxable income, deferred tax assets resulting from these net operating loss and research and development credit carryforwards have been fully reserved.

Pursuant to Internal Revenue Code Sections 382 and 383, use of net operating loss and credit carryforwards may be limited if there were changes in ownership of more than 50%. We completed a Section 382 study for Ligand, excluding Glycomed, and have determined that Ligand had an ownership change in 2005 and 2007. As a result of these ownership changes, utilization of Ligand’s net operating losses and credits are subject to limitations under Internal Revenue Code Sections 382 and 383. The information necessary to determine if an ownership change related to Glycomed occurred prior to its acquisition by Ligand is not currently available. Accordingly, such tax net operating loss and credit carryforwards are not reflected in our deferred tax assets. If information becomes available in the future to substantiate the amount of these NOLs and credits, we will record the deferred tax assets at such time. Future changes in ownership could result in additional limitations on the utilization of our net operating losses and tax credits under Internal Revenue Code Sections 382 and 383.

Our research and development tax credits pertain to federal and California jurisdictions. These jurisdictions require that we maintain documentation and support. We recently completed a formal study and believe that we maintain sufficient documentation to support the amounts of the research and development tax credits discussed above.

Discontinued Operations

Oncology Product Line

On September 7, 2006, we and Eisai entered into the Oncology Purchase Agreement pursuant to which Eisai agreed to acquire all of our worldwide rights in and to our oncology products, or Oncology Product Line, including, among other things, all related inventory, equipment, records and intellectual property, and assume certain liabilities as set forth in the Oncology Purchase Agreement. The Oncology Product Line included our four marketed oncology drugs: ONTAK, Targretin capsules, Targretin gel and Panretin gel. Pursuant to the Oncology Purchase Agreement, at closing on October 25, 2006, we received $185.0 million in net cash proceeds, which is net of $20.0 million that was funded into an escrow account to support any potential indemnification claims made by Eisai following the closing of the sale. Of the escrowed amount, $10.0 million was released to us on April 25, 2007, and the remaining $10.0 million, plus interest of $0.8 million, was released to us on October 25, 2007. We also recorded $1.7 million in transaction fees and costs associated with the sale that are not reflected in net cash proceeds. We recorded a pre-tax gain on the sale of $135.8 million in the fourth quarter of 2006. In 2007, we recognized a $20.8 million pre-tax gain resulting from the release of funds from the escrow account partially offset by a $2.8 million pre-tax loss due to subsequent changes in certain estimates of assets and liabilities recorded as of the sale date.

Additionally, $38.6 million of the proceeds received from Eisai were deposited into an escrow account to repay a loan received from King Pharmaceuticals, Inc., or King, the proceeds of which were used to pay our co-promote termination obligation to Organon in October 2006. The escrow amounts were released and the loan repaid to King in January 2007.

In connection with the Oncology Purchase Agreement with Eisai, we entered into a transition services agreement whereby we agreed to perform certain transition services for Eisai, in order to effect, as rapidly as practicable, the transition of purchased assets from Ligand to Eisai. In exchange for these services, Eisai paid us a monthly service fee through June 25, 2007. Fees earned under the transition services agreement during 2007 and 2006, which were recorded as an offset to operating expenses, were $2.7 million and $1.9 million, respectively.

Prior to the Oncology sale, we recorded accruals for rebates, chargebacks, and other discounts related to Oncology products when product sales were recognized as revenue under the sell-through method. Upon the Oncology sale, we accrued for rebates, chargebacks, and other discounts related to Oncology products in the distribution channel which had not sold-through at the time of the Oncology sale and for which we retained the liability subsequent to the Oncology sale. Our accruals for Oncology rebates, chargebacks, and other discounts total $1.2 million as of December 31, 2007 and are included in accrued liabilities in the accompanying consolidated balance sheet.

Additionally, and pursuant to the terms of the Oncology Purchase Agreement, we retained the liability for returns of product from wholesalers that had been sold by us prior to the close of the transaction. Accordingly, as part of the accounting for the gain on the sale of the Oncology Product Line, we recorded a reserve for Oncology product returns. Under the sell-through revenue recognition method, we previously did not record a reserve for returns from wholesalers. Our reserve for Oncology returns was $4.4 million as of December 31, 2007 and is included in accrued liabilities in the accompanying consolidated balance sheet.

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

Pursuant to the AVINZA Purchase Agreement, at Closing on February 26, 2007, or Closing Date, we received $280.4 million in net cash proceeds, which is net of $15.0 million that was funded into an escrow account to support any potential indemnification claims made by King following the Closing. Of the escrowed amount, $7.5 million was released to us on August 26, 2007, and the remaining $7.5 million, plus interest of $0.5 million, was released to us on February 26, 2008.

The net cash received also includes reimbursement of $47.8 million for co-promote termination payments which had previously been paid to Organon, $0.9 million of interest we paid King on a loan that was repaid in January 2007 and $0.5 million of severance expense for AVINZA sales representatives not offered positions with King. A summary of the final net cash proceeds, exclusive of $6.6 million in transaction costs and adjusted to reflect the final results of the retail inventory study, is as follows (in thousands):

Purchase price	$265,000
Reimbursement of Organon payments	47,750
Repayment of interest on King loan	883
Reimbursement of sales representative severance costs	453

314,086

Less retail pharmacy inventory adjustment	(11,225)
Less cost of goods manufacturing adjustment	(6,000)

296,861
Less funds placed into escrow	(15,000)
Add funds released from escrow	7,500

Net cash proceeds	$289,361

King also assumed our co-promote termination obligation to make payments to Organon based on net sales of AVINZA ($59.5 million as of December 31, 2007). As Organon has not consented to the legal assignment of the co-promote termination obligation from us to King, we remain liable to Organon in the event of King’s default of this obligation. We also incurred $6.6 million in transaction fees and other costs associated with the sale that are not reflected in the net cash proceeds, of which $3.6 million was recognized in 2006. We recorded a pre-tax gain on the sale of $310.1 million in the first quarter of 2007. We recorded a $0.3 million pre-tax increase to the gain on the sale in the second quarter of 2007 due to subsequent changes in certain estimates of assets and liabilities recorded as of the sale date partially offset by an adjustment to investment banking fees. In the third quarter of 2007, we recognized a $7.5 million pre-tax gain resulting from the release of funds from the escrow account partially offset by a $0.6 million pre-tax loss due to subsequent changes in certain estimates of assets and liabilities recorded as of the sale date. We recorded a $2.1 million pre-tax decrease to the gain on the sale in the fourth quarter of 2007 due to subsequent changes in certain estimates of assets and liabilities recorded as of the sale date.

Also on September 6, 2006, we entered into a contract sales force agreement, or Sales Call Agreement with King, pursuant to which King agreed to conduct a sales detailing program to promote the sale of AVINZA for an agreed upon fee, subject to the terms and conditions of the Sales Call Agreement. Pursuant to the Sales Call Agreement, King agreed to perform certain minimum monthly product details (i.e. sales calls), which commenced effective October 1, 2006 and continued until the Closing Date. Co-promotion expense recognized under the Sales Call Agreement for 2007 and 2006 was $2.8 million and $3.8 million, respectively. No amount was due to King under the Sales Call Agreement as of December 31, 2007. The Sales Call Agreement terminated effective on the Closing Date.

Prior to the AVINZA sale, we recorded accruals for rebates, chargebacks, and other discounts related to AVINZA products when product sales were recognized as revenue under the sell-through method. Upon the AVINZA sale, we accrued for rebates, chargebacks, and other discounts related to AVINZA products in the distribution channel which had not sold-through at the time of the AVINZA sale and for which we retained the liability subsequent to the sale. Our accruals for AVINZA rebates, chargebacks, and other discounts total $1.0 million as of December 31, 2007 and are included in accrued liabilities in the accompanying consolidated balance sheet.

Additionally, and pursuant to the terms of the AVINZA Purchase Agreement, we retained the liability for returns of product from the distribution channel that had been sold by us prior to the close of the transaction. Accordingly, as part of the accounting for the gain on the sale of AVINZA, we recorded a reserve for AVINZA product returns. Under the sell-through revenue recognition method, we previously did not record a reserve for returns. Our reserve for AVINZA returns is $10.7 million as of December 31, 2007 and is included in accrued liabilities in the accompanying consolidated balance sheet.

Summary of Results from Discontinued Operations

Income from discontinued operations before income taxes was $6.0 million in 2007 compared to a loss from discontinued operations before income taxes of $91.4 million in 2006 and income from discontinued operations before income taxes of $6.0 million in 2005.

The following table summarizes the 2007 results from discontinued operations included in the 2007 consolidated statement of operations (in thousands):

AVINZA Product Line
Product sales	$18,256

Operating costs and expenses:
Cost of products sold	3,608
Research and development	120
Selling, general and administrative	3,709
Co-promotion	2,814
Co-promote termination charges	2,012

Total operating costs and expenses	12,263

Income from operations	5,993
Interest expense	—

Income before income taxes	$5,993

The following table summarizes the 2006 results from discontinued operations included in the 2006 consolidated statement of operations (in thousands):

	Oncology Product Line	AVINZA Product Line		Total
Product sales	$47,512	$136,983		$184,495
Collaborative research and development and other revenues	208	—		208

Total revenues	47,720	136,983		184,703

Operating costs and expenses:
Cost of products sold	13,410	22,642		36,052
Research and development	12,895	380		13,275
Selling, general and administrative	13,891	36,118		50,009
Co-promotion	—	37,455		37,455
Co-promote termination charges	—	131,078		131,078

Total operating costs and expenses	40,196	227,673		267,869

Income (loss) from operations	7,524	(90,690)		(83,166)
Interest expense	(51)	(8,187	) (1)	(8,238)

Income (loss) before income taxes	$7,473	$(98,877)		$(91,404)

The following table summarizes the 2005 results from discontinued operations included in the 2005 consolidated statement of operations (in thousands):

	Oncology Product Line	AVINZA Product Line		Total
Product sales	$53,288	$112,793		$166,081
Collaborative research and development and other revenues	310	—		310

Total revenues	53,598	112,793		166,391

Operating costs and expenses:
Cost of products sold	16,757	23,090		39,847
Research and development	22,979	2,386		25,365
Selling, general and administrative	18,488	33,034		51,522
Co-promotion	—	32,501		32,501

Total operating costs and expenses	58,224	91,011		149,235

Income (loss) from operations	(4,626)	21,782		17,156
Interest expense	(244)	(10,908	) (1)	(11,152)

Income (loss) before income taxes	$(4,870)	$10,874		$6,004

(1)	As part of the terms of the AVINZA Purchase Agreement, the Company was required to redeem its outstanding convertible subordinated notes. All of the notes converted into shares of common stock in 2006 prior to redemption. In accordance with EITF 87-24, Allocation of Interest to Discontinued Operations, the interest on the notes was allocated to discontinued operations because the debt was required to be repaid in connection with the disposal transaction.

Product sales were $18.3 million in 2007 compared to $184.5 million in 2006 and $166.1 million in 2005. Total operating costs were $12.3 million in 2007 compared to $267.9 million in 2006 and $149.2 million in 2005. The decrease in product sales and total operating costs and expenses in 2007 compared to 2006 and 2005 is primarily due to the sales of the Oncology and AVINZA Product Lines effective October 25, 2006 and February 26, 2007, respectively.

Co-promotion expense of $2.8 million in 2007 represents fees paid to King for contract sales expenses incurred under the Sales Call Agreement prior to the closing of the Transaction on February 26, 2007. This compares to $37.5 million and $32.5 million of co-promotion expense recognized under our co-promotion arrangement with Organon in 2006 and 2005, respectively, that concluded September 30, 2006 (see Note 7 to the consolidated financial statements).

In 2006, we recognized $131.1 million of co-promote termination costs in connection with the termination of our AVINZA co-promote arrangement with Organon effective January 1, 2006. In 2007, we recognized $2.0 million of co-promote termination expense which represents the accretion of the termination liability to fair value as of February 26, 2007, the closing of the AVINZA Product Line sale Transaction (see Note 7 to the consolidated financial statements).

Interest expense in 2006 and 2005 of $8.2 million and $11.2 million, respectively, primarily represents interest on our then outstanding convertible subordinated notes. As part of the terms of the AVINZA Purchase Agreement, we were required to redeem the outstanding notes. All of the notes converted into shares of common stock in 2006 prior to redemption. In accordance with EITF 87-24, Allocation of Interest to Discontinued Operations, the interest on the notes was allocated to discontinued operations because the debt was required to be repaid in connection with the disposal transaction.

Liquidity and Capital Resources

We have financed our operations through private and public offerings of our equity securities, collaborative research and development and other revenues, issuance of convertible notes, product sales and the subsequent sales of our commercial assets, capital and operating lease transactions, accounts receivable factoring and equipment financing arrangements and investment income. In March 2007, we announced that our board of directors authorized a stock repurchase program under Rule 10b-18 of the Securities Exchange Act of 1934, as amended, of up to $100 million of shares of our common stock in the open market and negotiated purchases over a period of 12 months. In 2007, we repurchased 6.2 million shares of our common stock in open market transactions at varying prices for an aggregate purchase price of $39.6 million.

Working capital was $59.0 million at December 31, 2007 compared to $64.7 million at December 31, 2006. Cash, cash equivalents, short-term investments and restricted cash and investments total $95.8 million as of December 31, 2007 compared to $212.5 million as of December 31, 2006. We primarily invest our cash in United States government and investment grade corporate debt securities. Restricted investments as of December 31, 2007 consist of certificates of deposit held with a financial institution as collateral under equipment financing and third-party service provider arrangements.

On July 19, 2007, we purchased $5.0 million of commercial paper issued by Golden Key Ltd. While the investment was highly-rated and within our investment policy at the time of purchase, during the third quarter of 2007, large credit rating agencies downgraded the quality of this security. In addition, as a result of not meeting certain liquidity covenants, the assets were assigned to a trustee who established a committee of the largest senior credit holders to determine the next steps. Subsequently, Golden Key defaulted on its obligation to settle the security on the stated maturity date of October 10, 2007. Based on available information, we estimate that we will be able to recover approximately $3.7 million on this security. Accordingly, we adjusted the carrying value by recording an impairment loss of $1.3 million in December 2007. Further, liquidity in the capital markets has continued to be volatile. Accordingly, we may be exposed to additional impairment for this investment until it is fully recovered.

Based on our revised business model, we believe our currently available cash, cash equivalents, and short-term investments as well as our current and future royalty revenues will be sufficient to satisfy our anticipated operating and capital requirements through at least the next twelve months. Our future operating and capital requirements will depend on many factors, including, but not limited to: the pace of scientific progress in our research and development programs; the magnitude of these programs; the scope and results of preclinical testing and clinical trials; the time and costs involved in obtaining regulatory approvals; the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims; competing technological and market developments; the amount of royalties on sales of AVINZA we receive from King; and the efforts of our collaborative partners. We will also consider additional equipment financing arrangements similar to arrangements currently in place.

Operating Activities

Operating activities used cash of $97.7 million and $138.5 million in 2007 and 2006, respectively, and provided cash of $8.4 million in 2005. The use of cash in 2007 reflects net income of $281.7 million, adjusted by $323.6 million of non-cash items to reconcile net income to net cash used in operations. These reconciling items primarily reflect the gain on the sale of our AVINZA Product Line of $315.2 million, the adjustment to the gain on the sale of our Oncology Product Line of $18.0 million, the accretion of deferred gain on the sale leaseback of the building of $2.0 million, and co-promote termination expense of $1.4 million, partially offset by the recognition of $7.6 million of stock-based compensation expense, depreciation and amortization of assets of $2.6 million, realized loss on investment of $1.3 million, and the write-off of assets of $1.0 million. The use of cash in 2007 is further impacted by changes in operating assets and liabilities due primarily to decreases in accounts payable and accrued liabilities of $51.9 million and to deferred revenue, net of $8.7 million and an increase in the restricted indemnity account of $10.1 million, partially offset by decreases in accounts receivable, net of $11.5 million, other current assets of $1.4 million, and inventories, net of $0.9 million. The decreases in deferred revenue and accounts receivable are primarily due to the AVINZA sale. The decrease in accounts payable and accrued liabilities is primarily due to the January 2007 payment of $10.0 million in accrued fees for co-promotion services to Organon during the co-promote transition period which terminated effective September 30, 2006, and lower headcount costs and operational expenses following the sale of our AVINZA Product Line to King in February 2007. The increase in the restricted indemnity account is primarily due to the funding of $10.0 million to support our existing indemnification obligations to continuing and departing directors in connection with the ongoing SEC investigation and related matters.

The use of cash in 2006 reflects a net loss of $31.7 million, adjusted by $24.1 million of non-cash items to reconcile the net loss to net cash used in operations. These reconciling items include the gain on the sale of our Oncology Product Line of $135.8 million and the gain on the sale leaseback of our corporate headquarters of $3.1 million, partially offset by non-cash co-promote termination expense of $93.3 million, depreciation and amortization of assets of $16.2 million, and the recognition of $5.3 million of stock-based compensation expense in connection with the adoption of SFAS 123(R), restricted stock grants to employees and option grants to non-employees. The use of cash in 2006 is further impacted by changes in operating assets and liabilities due primarily to decreases in deferred revenue, net of $72.6 million, and accounts payable and accrued liabilities of $27.6 million partially offset by decreases in accounts receivable, net of $9.4 million; inventories of $1.6 million; and other current assets of $6.6 million. The decreases in deferred revenue and accounts receivable are primarily due to a reduction in shipments of AVINZA starting in September 2006. The AVINZA Purchase Agreement with King provided for a reduction in the purchase price to the extent that product inventories in the wholesale and retail distribution channels were in excess of specified amounts. Accordingly, we reduced shipments of AVINZA starting in September 2006. The decrease in accounts payable and accrued liabilities is primarily due to the payment of accrued fees for co-promotion services to Organon during and following the co-promote transition period which terminated effective September 30, 2006, and lower headcount costs and operational expenses following the sale of our Oncology Product Line to Eisai in October 2006.

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

Cash used in operating activities in 2007 includes $23.8 million, net used in discontinued operations. This compares to net cash used in discontinued operations of $69.9 million in 2006 and net cash provided by discontinued operations of $18.7 million in 2005.

Investing Activities

Investing activities provided cash of $343.8 million and $196.9 million in 2007 and 2006, respectively, and used cash of $33.7 million in 2005. Cash provided by investing activities in 2007 primarily reflects proceeds from the sale of our AVINZA Product Line of $289.4 million, the release of $20.8 million in proceeds from escrow from the sale of the Oncology Product Line, and the decrease of restricted cash and investments of $39.2 million, the majority of which was held in escrow as of December 31, 2006 and released in January 2007 to repay our loan with King. The loan amount including interest was subsequently reimbursed to us in February 2007 in connection with the closing of the AVINZA Product Line sale to King. These amounts are partially offset by the net purchases of short-term investments of $5.4 million.

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

The use of cash in 2005 reflects $33.0 million of payments for the buy-down of ONTAK royalty payments in connection with the amended royalty agreement entered into in November 2004 between the Company and Eli Lilly, and $2.6 million of purchases of property and equipment. The use of cash in 2005 was partially offset by net proceeds from the sale of short-term investments of $1.9 million.

Cash provided by investing activities in 2007 includes $310.1 million, net provided by discontinued operations from the sales of the AVINZA Product Line and the Oncology Product Line. This compares to net cash provided by discontinued operations of $183.3 million in 2006 from the sale of the Oncology Product Line and net cash used in discontinued operations of $33.0 million in 2005 from the buy-down of the ONTAK royalty payments.

Financing Activities

Financing activities used cash of $327.7 million in 2007, provided cash of $33.3 million in 2006, and used cash of $0.2 million in 2005. Cash used in financing activities in 2007 primarily reflects the $252.7 million cash dividend payment, $39.6 million in repurchases of our common stock, the repayment of debt of $37.8 million, and payments under equipment financing obligations of $2.2 million. These amounts are partially offset by proceeds from the issuance of common stock, related primarily to the exercise of employee stock options, of $4.4 million.

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

On March 22, 2007, we announced a return of cash on our common stock in the form of a $2.50 per share special cash dividend. The aggregate amount of $252.7 million was paid on April 19, 2007 to shareholders of record as of April 5, 2007. In addition to the cash dividend, the Board of Directors authorized up to $100.0 million in share repurchases over the subsequent 12 months. In 2007, we repurchased 6.2 million shares of our common stock totaling $39.6 million. Subsequent to December 31, 2007 and through February 28, 2008, we repurchased an additional 0.3 million shares of our common stock totaling $1.6 million.

None of the cash provided by financing activities in 2007 relates to discontinued operations. This compares to net cash used in discontinued operations of $0.2 million in 2006 and $0.04 million in 2005.

Certain of our property and equipment is pledged as collateral under various equipment financing arrangements. As of December 31, 2007, $2.2 million was outstanding under such arrangements with $1.5 million classified as current. Our equipment financing arrangements have terms of three to five years with interest ranging from 7.35% to 10.11%.

On July 19, 2007, we purchased $5.0 million of commercial paper issued by Golden Key Ltd. While the investment was highly-rated and within our investment policy at the time of purchase, during the third quarter of

2007, large credit rating agencies downgraded the quality of this security. In addition, as a result of not meeting certain liquidity covenants, the assets were assigned to a trustee who established a committee of the largest senior credit holders to determine the next steps. Subsequently, Golden Key defaulted on its obligation to settle the security on the stated maturity date of October 10, 2007. Based on available information, we estimate that we will be able to recover approximately $3.7 million on this security. Accordingly, we adjusted the carrying value by recording an impairment loss of $1.3 million in December 2007. Further, liquidity in the capital markets has continued to be volatile. Accordingly, we may be exposed to additional impairment for this investment until it is fully recovered.

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

Leases and Off-Balance Sheet Arrangements

We lease our office and research facilities under operating lease arrangements with varying terms through November 2021. The agreements provide for increases in annual rents based on changes in the Consumer Price Index or fixed percentage increases ranging from 3% to 7%. Commencing January 2008, we also sublease a portion of our facilities through July 2015. The sublease agreement provides for a 3% increase in annual rents.

Contractual Obligations

As of December 31, 2007, future minimum payments due under our contractual obligations are as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Capital lease obligations (1)	$2,313	$1,652	$661	$—	$—
Operating lease obligations (2)	67,222	4,908	10,261	10,886	41,167
Severance obligation	971	971	—	—	—
Consulting agreements	339	339	—	—	—
Co-promote termination liability (3)	—	—	—	—	—

Total contractual obligations	$70,845	$7,870	$10,922	$10,886	$41,167

(1) Includes interest payments as follows:	$158	$124	$34	$—	$—
(2)	The Company leases an office and research facility under an operating lease arrangement through July 2015. Commencing January 2008, the Company sublet this facility through July 2015. The sublease agreement provides for a 3% increase in annual rents. As of December 31, 2007, the Company expects to receive aggregate future minimum lease payments totaling $6.5 million (nondiscounted) over the duration of the sublease agreement as follows: less than one year, $0.7 million; one to three years, $1.6 million; three to five years, $1.7 million; and after five years, $2.4 million.
(3)	Our co-promote termination obligation to Organon was assumed by King pursuant to the AVINZA Purchase Agreement. However, as Organon did not consent to the legal assignment of the obligation to King, Ligand remains liable to Organon in the event of King’s default of the obligation. As of December 31, 2007, the total estimated amount of the obligation is $114.3 million on an undiscounted basis.

As of December 31, 2007, we have net open purchase orders (defined as total open purchase orders at year end less any accruals or invoices charged to or amounts paid against such purchase orders) totaling approximately $11.6 million. We plan to spend approximately $0.5 million on capital expenditures in 2008.

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

Revenue Recognition

In accordance with the AVINZA Purchase Agreement, AVINZA royalties are required to be reported and paid to the Company within 45 days of quarter-end during the 20 month period following the closing of the sale transaction. Thereafter, royalties will be paid on a calendar year basis. Royalties on sales of AVINZA due from King are recognized in the quarter reported by King. Since there is a one quarter lag from when King recognizes AVINZA net sales to when King reports those sales and the corresponding royalties to the Company, the Company recognized AVINZA royalty revenues beginning in the second quarter of 2007.

The Company also generates revenue from collaborative research and development arrangements, and other activities such as distribution agreements, other product royalties, and sales of technology rights. Payments received under such arrangements may include non-refundable fees at the inception of the contract for technology rights under collaborative arrangements or product rights under distribution agreements, fully burdened funding for services performed during the research phase of collaborative arrangements, milestone payments for specific achievements designated in the collaborative or distribution agreements, royalties on sales of products resulting from collaborative arrangements, and payments for the supply of products under distribution agreements.

The Company recognizes revenue in accordance with Staff Accounting Bulletin (“SAB”) No. 101—Revenue Recognition, as amended by SAB 104 (hereinafter referred to as SAB 104). SAB 104 states that revenue should not be recognized until it is realized or realizable and earned. Revenue is realized or realizable and earned when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller’s price to the buyer is fixed and determinable; and (4) collectibility is reasonably assured.

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

Medicaid Rebates

The products related to the commercial operations we have sold were subject to state government-managed Medicaid programs whereby discounts and rebates are provided to participating state governments. We are still obligated to pay for these rebates for products in the distribution channel, which had not sold-through at the time of the sale of our commercial operations. We account for Medicaid rebates by establishing an accrual in an amount equal to our estimate of Medicaid rebate claims. We determine our estimate of the Medicaid rebate accrual primarily based on historical experience regarding Medicaid rebates, as well as current and historical prescription activity provided by external sources, current contract prices and any expected contract changes. We additionally consider any legal interpretations of the applicable laws related to Medicaid and qualifying federal and state government programs and any new information regarding changes in the Medicaid programs’ regulations and guidelines that would impact the amount of the rebates. We adjust the accrual periodically throughout each period to reflect actual experience, expected changes in future prescription volumes and any changes in business circumstances or trends. In addition, because of the inherent difficulties of predicting the impact on our estimates and assumptions of rapidly evolving state Medicaid programs and regulations, we are unable to quantify an estimate of the reasonably likely effect of any such changes on our results of operations or financial position. For reference purposes, a 10% to 20% variance to our estimated allowance for state Medicaid rebates as of December 31, 2007 would result in an approximate $0.01 million to $0.03 million adjustment to discontinued operations.

Government Chargebacks

The products related to the commercial operations we have sold were subject to certain programs with federal government entities and other parties whereby pricing on products is extended below wholesaler list price to participating entities. We are still obligated to pay for these chargebacks for products in the distribution channel, which had not sold-through at the time of the sale of our commercial operations. These entities purchase products through wholesalers at the lower vendor price, and the wholesalers charge the difference between their acquisition cost and the lower vendor price back to us. We account for chargebacks by establishing an accrual in an amount equal to our estimate of chargeback claims. We determine our estimate of the chargebacks primarily based on historical experience regarding chargebacks and current contract prices under the vendor programs. We consider vendor payments and our claim processing time lag and adjust the accrual periodically throughout each period to reflect actual experience and any changes in business circumstances or trends. Due to estimates and assumptions inherent in determining the amount of government chargebacks, the actual amount of claims for chargebacks may be materially different from our estimates. For reference purposes, a 10% to 20% variance to our estimated allowance for chargebacks as of December 31, 2007 would result in an approximate $0.1 million to $0.2 million adjustment to discontinued operations.

Managed Health Care Rebates and Other Contract Discounts

We previously offered rebates and discounts on certain products related to the commercial operations we have sold to managed health care organizations and to other contract counterparties such as hospitals and group purchasing organizations in the U.S. We are still obligated to pay for these rebates and discounts for products in the distribution channel, which had not sold-through at the time of the sale of our commercial operations. We account for managed health care rebates and other contract discounts by establishing an accrual in an amount equal to our estimate of managed health care rebates and other contract discounts. We determine our estimate of the managed health care rebates and other contract discounts accrual primarily based on historical experience regarding these rebates and discounts and current contract prices. We also consider the current and historical prescription activity provided by external sources, current contract prices and any expected contract changes and adjust the accrual periodically throughout each period to reflect actual experience and any changes in business circumstances or trends. Due to estimates and assumptions inherent in determining the amount of rebates and contract discounts, the actual amount of claims for rebates and discounts may be materially different from our estimates. In addition, because of the inherent difficulties of predicting the impact on our estimates and assumptions of rapidly evolving managed care programs, we are unable to quantify an estimate of the reasonably likely effect of any such changes on our results of operations or financial position. For reference purposes, a 10% to 20% variance to our estimated allowance for managed health care and other contract discounts as of December 31, 2007 would result in an approximate $0.1 million to $0.2 million adjustment to discontinued operations.

Product Returns

In connection with the sale of the Company’s product lines, the Company retained the obligation for returns of product that were shipped to wholesalers prior to the close of the transactions. The accruals for product returns, which were recorded as part of the accounting for the sales transactions, are based on historical experience. Due to the estimates and assumptions inherent in determining the amount of product returns, we are unable to quantify an estimate of the reasonably likely effect of any such changes on our results of operations or financial position. For reference purposes, a 10% to 20% variance to our estimated allowance for product returns would result in an approximate $1.5 million to $3.0 million adjustment to discontinued operations.

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

In connection with the AVINZA sale transaction, King assumed our obligation to make payments to Organon based on net sales of AVINZA (the fair value of which approximated $59.5 million as of December 31, 2007). As Organon has not consented to the legal assignment of the co-promote termination obligation from us to King, we remain liable to Organon in the event of King’s default of this obligation. Therefore, we recorded an asset on February 26, 2007 to recognize King’s assumption of the obligation, while continuing to carry the co-promote termination liability in our consolidated financial statements to recognize our legal obligation as primary obligor to Organon as required under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This asset represents a non-interest bearing receivable for future payments to be made by King and is recorded at its fair value. As of December 31, 2007 and thereafter, the receivable and liability will remain equal and adjusted each quarter for changes in the fair value of the obligation. On a quarterly basis, management reviews the carrying value and assesses the co-promote termination receivable for impairment (e.g. in the event King defaults on the assumed obligation to pay Organon). On a quarterly basis, management also reviews the carrying value of the co-promote termination liability. Due to assumptions and judgments inherent in determining the estimates of future net AVINZA sales through November 2017, the actual amount of net AVINZA sales used to determine the amount of the asset and liability for a particular period may be materially different from current estimates. Any resulting changes to the co-promote termination liability will have a corresponding impact on the co-promote termination payments receivable. As of December 31, 2007, the fair value of the co-promote termination liability (and the corresponding receivable) was determined using a discount rate of 15%.

Impairment of Long-Lived Assets

We review long-lived assets for impairment annually or whenever events or circumstances indicate that the carrying amount of the assets may not be recoverable. We measure the recoverability of assets to be held and used by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value of our long-lived assets is determined using the expected cash flows discounted at a rate commensurate with the risk involved. As of December 31, 2007, we believe that the future undiscounted cash flows to be received from our long-lived assets will exceed the assets’ carrying value.

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

Stock-Based Compensation

Effective January 1, 2006, our accounting policy related to stock option accounting changed upon our adoption of SFAS No. 123(R), Share-Based Payment. SFAS 123(R) requires us to expense the fair value of employee stock options and other forms of stock-based compensation. Under the fair value recognition provisions of SFAS 123(R), stock-based compensation cost is estimated at the grant date based on the value of the award and is recognized as expense ratably over the service period of the award. Determining the appropriate fair value model and calculating the fair value of stock-based awards requires judgment, including estimating stock price volatility, the risk-free interest rate, forfeiture rates and the expected life of the equity instrument. Expected volatility utilized in the model is based on the historical volatility of the Company’s stock price and other factors. The risk-free interest rate is derived from the U.S. Treasury yield in effect at the time of the grant. The model incorporates forfeiture assumptions based on an analysis of historical data. The expected lives of the 2007 and 2006 grants are derived in accordance with the safe harbor expected term assumptions under SAB No. 107.

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

In December 2007, the FASB ratified the consensus reached by the EITF in Issue No. 07-1, Accounting for Collaborative Arrangements (“EITF 07-1”). EITF 07-1 requires that transactions under collaborative arrangements be reported in the appropriate line item in each company’s financial statements pursuant to the guidance in Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, and requires enhanced disclosures of such arrangements. EITF 07-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company will adopt EITF 07-1 in the first interim period of fiscal 2009 and is evaluating the impact, if any, that the adoption of this issue will have on its consolidated results of operations and financial position.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R requires an acquirer to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at fair value at the acquisition date; to recognize acquisition-related costs separately from the acquisition; to recognize “negative goodwill” in earnings as a gain attributable to the acquisition; and to recognize changes in the amount of its deferred tax benefits that are recognizable because of the business combination either in earnings in the period of the combination or directly in contributed capital, depending on the circumstances. SFAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company will assess the impact that SFAS 141R may have on its consolidated results of operations and financial position.

In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 requires entities to present ownership interests in subsidiaries held by parties other than the parent entity within the equity section of the consolidated balance sheet, to present the amount of consolidated net income attributable to the parent and to the noncontrolling interest in the consolidated statement of operations, to recognize any changes in ownership interests as equity transactions, and to measure at fair value any retained noncontrolling equity investment upon deconsolidation of a subsidiary. The Company will adopt SFAS 160 in the first interim period of fiscal 2009 and is evaluating the impact, if any, that the adoption of this statement will have on its consolidated results of operations and financial position.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

At December 31, 2007, our investment portfolio included fixed-income securities of $19.0 million. These securities are subject to interest rate risk and will decline in value if interest rates increase. However, due to the short duration of our investment portfolio, an immediate 10% change in interest rates would have no material impact on our financial condition, results of operations or cash flows. At December 31, 2007, we also have certain equipment financing arrangements with variable rates of interest. Due to the relative insignificance of such arrangements, however, an immediate 10% change in interest rates would have no material impact on our financial condition, results of operations, or cash flows. Declines in interest rates over time will, however, reduce our interest income, while increases in interest rates over time will increase our interest expense.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Ligand Pharmaceuticals Incorporated

San Diego, California

We have audited the accompanying consolidated balance sheets of Ligand Pharmaceuticals Incorporated and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity (deficit) and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2007. In connection with our audits of the consolidated financial statements, we have also audited the consolidated financial statement schedule listed in the accompanying Item 15. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements and schedule, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement and schedule presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ligand Pharmaceuticals Incorporated and subsidiaries as of December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

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

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Ligand Pharmaceuticals Incorporated and subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in The Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2008 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

Costa Mesa, California

February 28, 2008

LIGAND PHARMACEUTICALS INCORPORATED

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$76,812	$158,401
Short-term investments	17,596	13,447
Restricted cash	—	38,814
Accounts receivable, net	—	11,521
Inventories, net	—	3,856
Other current assets	5,068	9,518
Current portion of co-promote termination payments receivable	10,467	—

Total current assets	109,943	235,557
Restricted investments	1,411	1,826
Property and equipment, net	2,865	5,551
Acquired technology and product rights, net	—	83,083
Long-term portion of co-promote termination payments receivable	48,989	—
Restricted indemnity account	10,070	—
Other assets	—	36

Total assets	$173,278	$326,053

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,682	$12,259
Accrued liabilities	24,327	46,509
Current portion of deferred revenue, net	—	57,981
Current portion of deferred gain	1,964	1,964
Current portion of co-promote termination liability	10,467	12,179
Current portion of equipment financing obligations	1,528	2,168
Note payable	—	37,750

Total current liabilities	50,968	170,810
Long-term portion of co-promote termination liability	48,989	81,149
Long-term portion of equipment financing obligations	627	2,156
Long-term portion of deferred revenue, net	2,546	2,546
Long-term portion of deferred gain	25,256	27,220
Other long-term liabilities	3,432	2,475

Total liabilities	131,818	286,356

Commitments and contingencies
Common stock subject to conditional redemption; 997,568 shares issued and outstanding at December 31, 2007 and 2006, respectively	12,345	12,345

Stockholders’ equity:
Convertible preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 100,543,370 and 99,553,504 shares issued at December 31, 2007 and 2006, respectively	101	100
Additional paid-in capital	651,038	891,446
Accumulated other comprehensive income (loss)	9	(481)
Accumulated deficit	(581,512)	(862,802)

	69,636	28,263
Treasury stock, at cost; 6,263,151 and 73,842 shares at December 31, 2007 and 2006, respectively	(40,521)	(911)

Total stockholders’ equity	29,115	27,352

	$173,278	$326,053

See accompanying notes to these consolidated financial statements.

LIGAND PHARMACEUTICALS INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share data)

	Years Ended December 31,
	2007	2006	2005
Revenues:
Royalties	$11,409	$—	$—
Collaborative research and development and other revenues	1,485	3,977	10,217

Total revenues	12,894	3,977	10,217

Operating costs and expenses:
Research and development	44,623	41,546	30,710
General and administrative	30,410	43,908	23,134

Total operating costs and expenses	75,033	85,454	53,844
Gain on sale leaseback	1,964	3,397	—

Loss from operations	(60,175)	(78,080)	(43,627)

Other income (expense):
Interest income	8,655	3,780	1,890
Interest expense	(735)	(2,427)	(1,306)
Other, net	(1,201)	1,331	699

Total other income, net	6,719	2,684	1,283

Loss before income taxes	(53,456)	(75,396)	(42,344)
Income tax benefit	18,697	18,806	6,309

Loss from continuing operations	(34,759)	(56,590)	(36,035)

Discontinued operations:
Income (loss) from discontinued operations before income taxes	5,993	(91,404)	6,004
Gain on sale of AVINZA Product Line before income taxes	315,184	—	—
Gain on sale of Oncology Product Line before income taxes	18,037	135,778	—
Income tax expense on discontinued operations	(22,767)	(19,527)	(6,368)

Discontinued operations	316,447	24,847	(364)

Net income (loss)	$281,688	$(31,743)	$(36,399)

Basic and diluted per share amounts:
Loss from continuing operations	$(0.35)	$(0.70)	$(0.49)
Discontinued operations	3.22	0.31	—

Net income (loss)	$2.87	$(0.39)	$(0.49)

Weighted average number of common shares	98,124,731	80,618,528	74,019,501

See accompanying notes to these consolidated financial statements.

LIGAND PHARMACEUTICALS INCORPORATED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except share data)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Treasury stock		Total stockholders’ equity (deficit)	Comprehensive income (loss)
	Shares	Amount				Shares	Amount
Balance at January 1, 2005	72,970,670	$73	$719,952	$229	$(794,660)	(73,842)	$(911)	(75,317)
Issuance of common stock	165,670	—	930	—	—	—	—	930
Unrealized net gain on available-for-sale securities	—	—	—	445	—	—	—	445	$445
Stock-based compensation	—	—	106	—	—	—	—	106
Foreign currency translation adjustments	—	—	—	(184)	—	—	—	(184)	(184)
Net loss	—	—	—	—	(36,399)	—	—	(36,399)	(36,399)

Balance at December 31, 2005	73,136,340	73	720,988	490	(831,059)	(73,842)	(911)	(110,419)	$(36,138)

Issuance of common stock upon exercise of stock options and restricted stock grants	1,268,159	2	10,820	—	—	—	—	10,822
Issuance of common stock on conversion of debt	25,149,005	25	154,300	—	—	—	—	154,325
Unrealized net loss on available-for-sale securities	—	—	—	(748)	—	—	—	(748)	$(748)
Stock-based compensation	—	—	5,338	—	—	—	—	5,338
Foreign currency translation adjustments	—	—	—	(223)	—	—	—	(223)	(223)
Net loss	—	—	—	—	(31,743)	—	—	(31,743)	(31,743)

Balance at December 31, 2006	99,553,504	100	891,446	(481)	(862,802)	(73,842)	(911)	27,352	$(32,714)

Effect of adopting FIN 48 (see Note 13)	—	—	—	—	(398)	—	—	(398)

Balance at January 1, 2007	99,553,504	100	891,446	(481)	(863,200)	(73,842)	(911)	26,954
Issuance of common stock under employee stock compensation plans	989,866	1	4,569	—	—	—	—	4,570
Repurchase of Company common stock	—	—	—	—	—	(6,189,309)	(39,610)	(39,610)
Unrealized net gain on available-for-sale securities	—	—	—	14	—	—	—	14	$14
Stock-based compensation	—	—	7,580	—	—	—	—	7,580
Foreign currency translation adjustments	—	—	—	476	—	—	—	476	476
Cash dividend paid, net	—	—	(252,557)	—	—	—	—	(252,557)
Net income	—	—	—	—	281,688	—	—	281,688	281,688

Balance at December 31, 2007	100,543,370	$101	$651,038	$9	$(581,512)	(6,263,151)	$(40,521)	$29,115	$282,178

See accompanying notes to these consolidated financial statements

LIGAND PHARMACEUTICALS INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2007	2006	2005
Operating activities
Net income (loss)	$281,688	$(31,743)	$(36,399)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Gain on sale of AVINZA Product Line before income taxes	(315,184)	—	—
Gain on sale of Oncology Product Line before income taxes	(18,037)	(135,778)	—
Gain on sale leaseback	—	(3,099)	—
Accretion of deferred gain on sale leaseback	(1,964)	(298)	—
Amortization of acquired technology and royalty and license rights	909	12,154	13,945
Depreciation and amortization of property and equipment	1,706	3,227	3,724
Amortization of debt discount and issuance costs	—	836	1,038
Loss on asset write-offs	1,029	998	—
Realized loss (gain) on investment	1,300	(1,205)	(713)
Stock-based compensation	7,580	5,338	106
Non-cash co-promote termination expense	(1,409)	93,328	—
Non-cash interest expense	—	561	—
Other	487	(179)	29
Changes in operating assets and liabilities:
Accounts receivable, net	11,537	9,433	9,893
Inventories, net	930	1,584	(3,430)
Other current assets	1,404	6,581	1,963
Restricted indemnity account	(10,070)	—	—
Accounts payable and accrued liabilities	(51,889)	(27,640)	13,687
Other liabilities	913	—	(159)
Deferred revenue, net	(8,657)	(72,619)	4,681

Net cash (used in) provided by operating activities	(97,727)	(138,521)	8,365

Investing activities
Proceeds from sale of AVINZA Product Line	289,361	—	—
Proceeds from sale of Oncology Product Line	20,778	183,332	—
Purchases of property and equipment	(440)	(1,783)	(2,596)
Proceeds from sale of property and equipment and building	322	46,886	—
Purchases of short-term investments	(25,565)	(18,383)	(29,456)
Proceeds from sale of short-term investments	20,116	25,554	31,323
Decrease (increase) in restricted cash and investments	39,229	(38,814)	(170)
Payment to buy-down ONTAK royalty obligation	—	—	(33,000)
Other, net	36	73	181

Net cash provided by (used in) investing activities	343,837	196,865	(33,718)

Financing activities
Proceeds from note payable to King	—	37,750	—
Proceeds from equipment financing arrangements	—	1,030	2,019
Principal payments on equipment financing obligations	(2,169)	(2,537)	(2,795)
Net proceeds from issuance of common stock	4,387	9,050	930
Dividend paid	(252,742)	—	—
Dividend received on treasury stock held by company	185	—	—
Repurchase of Company common stock	(39,610)	—	—
Decrease in other long-term liabilities	—	(153)	(35)
Repayment of debt	(37,750)	(11,839)	(320)

Net cash (used in) provided by financing activities	(327,699)	33,301	(201)

Net increase (decrease) in cash and cash equivalents	(81,589)	91,645	(25,554)
Cash and cash equivalents at beginning of year	158,401	66,756	92,310

Cash and cash equivalents at end of year	$76,812	$158,401	$66,756

Supplemental disclosure of cash flow information
Interest paid	$1,511	$9,792	$11,421
Taxes paid	8,371	—	—
Supplemental schedule of non-cash investing and financing activities
Conversion of 6% convertible subordinated notes into common stock:
Conversion of principal amount of convertible notes	—	155,250	—
Conversion of unamortized debt issue costs	—	(1,357)	—
Conversion of unpaid accrued interest	—	(454)	—
Employee stock option exercises	228	1,770	—

See accompanying notes to these consolidated financial statements.

LIGAND PHARMACEUTICALS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company and Its Business

Ligand Pharmaceuticals Incorporated, a Delaware corporation (the “Company” or “Ligand”), is an early-stage biotech company that focuses on discovering and developing new drugs that address critical unmet medical needs in the areas of thrombocytopenia, anemia, cancer, hormone-related diseases, osteoporosis and inflammatory diseases. Ligand strives to develop drugs that are more effective and/or safer than existing therapies, that are more convenient and that are cost effective The consolidated financial statements include the Company’s wholly owned subsidiaries, Ligand Pharmaceuticals International, Inc., Ligand Pharmaceuticals (Canada) Incorporated, Seragen, Inc. (“Seragen”) and Nexus Equity VI LLC (“Nexus”). As further discussed in Note 3, the Company sold its Oncology Product Line (“Oncology”) and AVINZA Product Line (“AVINZA”) on October 25, 2006 and February 26, 2007, respectively. The operating results for Oncology and AVINZA have been presented in the accompanying consolidated financial statements as “Discontinued Operations”.

The Company’s other potential products are in various stages of development. Potential products that are promising at early stages of development may not reach the market for a number of reasons. Prior to generating revenues from these products, the Company or its collaborative partners must complete the development of the products in the human health care market. No assurance can be given that: (1) product development efforts will be successful, (2) required regulatory approvals for any indication will be obtained, (3) any products, if introduced, will be capable of being produced in commercial quantities at reasonable costs or, (4) patient and physician acceptance of these products will be achieved. The Company faces risks common to companies whose products are in various stages of development. These risks include, among others, the Company’s need for additional financing to complete its research and development programs and commercialize its technologies. The Company has incurred significant losses since its inception. At December 31, 2007, the Company’s accumulated deficit was $581.5 million. The Company expects to continue to incur substantial research and development expenses.

2. Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, including disclosure of contingent assets and contingent liabilities, at the date of the consolidated financial statements and the reported amounts of revenue and expenses and income tax net operating losses during the reporting period. The Company’s critical accounting policies are those that are both most important to the Company’s consolidated financial condition and results of operations and require the most difficult, subjective or complex judgments on the part of management in their application, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Because of the uncertainty of factors surrounding the estimates or judgments used in the preparation of the consolidated financial statements, actual results may materially vary from these estimates.

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

Restricted Cash and Investments

Restricted cash and investments consist of certificates of deposit held with a financial institution as collateral under equipment financing and third-party service provider arrangements, and funds held in an escrow account with a financial institution to be used to repay a loan due to King. The King loan, including accrued interest, was subsequently paid in January 2007 (see Note 3). The certificates of deposit have been classified by management as held-to-maturity and are accounted for at amortized cost.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash equivalents and investments.

The Company invests its excess cash principally in United States government debt securities, investment grade corporate debt securities and certificates of deposit. The Company has established guidelines relative to diversification and maturities that maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates. Except as described in Note 4, the Company has not experienced any significant losses on its cash equivalents, short-term investments or restricted investments.

Property and Equipment

Property and equipment is stated at cost and consists of the following (in thousands):

	December 31,
	2007	2006
Equipment and leasehold improvements	$40,577	$45,835
Less accumulated depreciation and amortization	(37,712)	(40,284)

	$2,865	$5,551

Depreciation of equipment is computed using the straight-line method over the estimated useful lives of the assets which range from three to ten years. Leasehold improvements are amortized using the straight-line method over their estimated useful lives or their related lease term, whichever is shorter.

The Company’s corporate headquarter building, which was sold on November 9, 2006 (see Note 15), had been depreciated over its estimated useful life of thirty years.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment annually or whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value for the Company’s long-lived assets is determined using the expected cash flows discounted at a rate commensurate with the risk involved. In 2006, the Company recorded an impairment charge of $1.0 million to reflect the discontinuation of certain operational software. In 2007, the Company recorded an impairment charge of $1.0 million to reflect the abandonment or disposal of certain equipment items that are no longer used in the Company’s ongoing operations following the sale of the Company’s AVINZA product line (see Note 3) and the reduction in workforce (see Note 17). As of December 31, 2007, the Company believes that the future undiscounted cash flows to be received from its long-lived assets will exceed the assets’ carrying value.

Fair Value of Financial Instruments

The carrying amount of cash, cash equivalents, short-term investments, accounts receivable, restricted cash and investments, accounts payable, accrued liabilities and note payable at December 31, 2007 and 2006 are considered to be a reasonable estimate of their fair values due to the short-term nature of those instruments. As of December 31, 2007 and 2006, the carrying amount of equipment financing obligations represents a reasonable estimate of their fair value due to their interest rates approximating current market rates. As of December 31, 2007 and 2006, the co-promote termination liability is recorded at fair value.

Revenue Recognition

In accordance with the AVINZA Purchase Agreement (see Note 3), AVINZA royalties are required to be reported and paid to the Company within 45 days of quarter-end during the 20 month period following the closing of the sale transaction. Thereafter, royalties will be paid on a calendar year basis. Royalties on sales of AVINZA due from King are recognized in the quarter reported by King. Since there is a one quarter lag from when King recognizes AVINZA net sales to when King reports those sales and the corresponding royalties to the Company, the Company recognized AVINZA royalty revenues beginning in the second quarter of 2007.

The Company also generates revenue from other product collaborative research and development arrangements, and other activities such as distribution agreements, other product royalties, and sales of technology rights. Payments received under such arrangements may include non-refundable fees at the inception of the contract for technology rights under collaborative arrangements or product rights under distribution agreements, fully burdened funding for services performed during the research phase of collaborative arrangements, milestone payments for specific achievements designated in the collaborative or distribution agreements, royalties on sales of products resulting from collaborative arrangements, and payments for the supply of products under distribution agreements.

The Company recognizes revenue in accordance with Staff Accounting Bulletin (“SAB”) No. 101—Revenue Recognition, as amended by SAB 104 (hereinafter referred to as SAB 104). SAB 104 states that revenue should not be recognized until it is realized or realizable and earned. Revenue is realized or realizable and earned when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller’s price to the buyer is fixed and determinable; and (4) collectibility is reasonably assured.

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

The composition of collaborative research and development and other revenues is as follows (in thousands):

	Year Ended December 31,
	2007	2006	2005
Collaborative research and development	$—	$1,678	$3,513
Development milestones and other	1,485	2,299	6,704

	$1,485	$3,977	$10,217

Long-Term Portion of Deferred Revenue, Net

Long-term portion of deferred revenue of $2.5 million as of December 31, 2007 and 2006 reflects the sale of certain royalty rights.

Assets and Liabilities Related to Discontinued Operations

Inventories, net

Inventories, net are stated at the lower of cost or market value. Cost is determined using the first-in, first-out method. Inventories, net consist of the following (in thousands):

December 31, 2006
Work-in-process	$1,041
Finished goods	2,968
Less inventory reserves	(153)

$3,856

Inventories, net as of December 31, 2006 is comprised of inventory which was sold in connection with the sale of the Company’s AVINZA Product Line on February 26, 2007 (see Note 3).

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

$83,083

Amortization of acquired technology and product rights, net was $0.9 million, $11.9 million, and $13.6 million in 2007, 2006, and 2005, respectively. These amounts are included in results of discontinued operations for the applicable periods. Acquired technology and product rights related to the Oncology Product Line were sold effective October 25, 2006 as part of the sale of the Company’s Oncology Product Line (see Note 3). Additionally, the AVINZA assets were sold effective February 26, 2007 as part of the sale of the Company’s AVINZA Product Line (see Note 3).

Current Portion of Deferred Revenue, Net

Under the sell-through revenue recognition method, the Company did not recognize revenue upon shipment of product to the wholesaler. For these shipments, the Company invoiced the wholesaler, recorded deferred revenue at gross invoice sales price, and classified the inventory held by the wholesaler (and subsequently held by retail pharmacies as in the case of AVINZA) as deferred cost of goods sold within “other current assets.” Deferred revenue was presented net of deferred cash and other discounts.

Medicaid Rebates

The Company’s products related to the commercial operations that were sold were subject to state government-managed Medicaid programs whereby discounts and rebates are provided to participating state governments. The Company is still obligated to pay for these rebates for products in the distribution channel that were not sold-through at the time of the sale of the Company’s commercial operations. Medicaid rebates are accounted for by establishing an accrual in an amount equal to the Company’s estimate of Medicaid rebate claims attributable to sales recognized in that period. The estimate of the Medicaid rebates accrual is determined primarily based on historical experience regarding Medicaid rebates, as well as current and historical prescription activity provided by external sources, current contract prices and any expected contract changes. The Company additionally considers any legal interpretations of the applicable laws related to Medicaid and qualifying federal and state government programs and any new information regarding changes in the Medicaid programs’ regulations and guidelines that would impact the amount of the rebates. The Company adjusts the accrual periodically throughout each period to reflect actual experience, expected changes in future prescription volumes and any changes in business circumstances or trends.

Government Chargebacks

The Company’s products related to the commercial operations that were sold were subject to certain programs with federal government entities and other parties whereby pricing on products is extended below wholesaler list price to participating entities. The Company is still obligated to pay for these chargebacks for products in the distribution channel that were not sold-through at the time of the sale of the Company’s commercial operations. These entities purchase products through wholesalers at the lower vendor price, and the wholesalers charge the difference between their acquisition cost and the lower vendor price back to the Company. Chargebacks are accounted for by establishing an accrual in an amount equal to the estimate of chargeback claims. The Company determines estimates of the chargebacks primarily based on historical experience regarding chargebacks and current contract prices under the vendor programs. The Company considers vendor payments and claim processing time lags and adjusts the accrual periodically throughout each period to reflect actual experience and any changes in business circumstances or trends.

Managed Health Care Rebates and Other Contract Discounts

The Company previously offered rebates and discounts on certain products related to the commercial operations that were sold to managed health care organizations and to other contract counterparties such as hospitals and group purchasing organizations in the U.S. The Company is still obligated to pay for these rebates and discounts for products in the distribution channel that were not sold-through at the time of the sale of the Company’s commercial operations. Managed health care rebates and other contract discounts are accounted for by establishing an accrual in an amount equal to the estimate of managed health care rebates and other contract discounts. Estimates of the managed health care rebates and other contract discounts accruals are determined primarily based on historical experience regarding these rebates and discounts and current contract prices. The Company also considers the current and historical prescription activity provided by external sources, current contract prices and any expected contract changes and adjusts the accrual periodically throughout each period to reflect actual experience and any changes in business circumstances or trends.

Product Returns

In connection with the sale of the Company’s product lines (see Note 3), the Company retained the obligation for returns of product that were shipped to wholesalers prior to the close of the transactions. The accruals for product returns, which were recorded as part of the accounting for the sales transactions, are based on historical experience. Any subsequent changes to the Company’s estimate of product returns are accounted for as a component of discontinued operations.

Costs and Expenses

Research and development costs are expensed as incurred. Amounts paid for products or to buy-out product royalty obligations for which an NDA has been filed with the FDA are capitalized. Research and development expenses from continuing operations were $44.6 million, $41.5 million, and $30.7 million in 2007, 2006, and 2005, respectively, of which 100%, 95%, and 88% were sponsored by Ligand, and the remainder of which was funded pursuant to collaborative research and development arrangements.

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

The Company adopted the provisions of Financial Accounting Standard Board (“FASB”) Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”, on January 1, 2007. FIN 48 clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined in FIN 48 as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.

Income (Loss) Per Share

Net income (loss) per share is computed using the weighted average number of common shares outstanding. Basic and diluted income (loss) per share amounts are equivalent for the periods presented as the inclusion of potential common shares in the number of shares used for the diluted computation would be anti-dilutive to loss per share from continuing operations. In accordance with SFAS No. 128, Earnings Per Share, no potential common shares are included in the computation of any diluted per share amounts, including income (loss) per share from discontinued operations, as the Company reported a net loss from continuing operations for all periods presented. Potential common shares, the shares that would be issued upon the conversion of convertible notes, the exercise of outstanding warrants and stock options, and the vesting of restricted shares, were 2.2 million, 5.8 million, and 32.7 million at December 31, 2007, 2006, and 2005, respectively. In 2006, the holders of the convertible notes converted all of the notes into approximately 25.1 million shares of the Company’s common stock. Additionally, in 2006, all outstanding warrants to purchase 748,800 shares of the Company’s common stock expired.

Accounting for Stock-Based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), using the modified prospective transition method. No stock-based employee compensation cost was recognized prior to January 1, 2006, as all options granted prior to 2006 had an exercise price equal to the market value of the underlying common stock on the date of the grant. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R). Under the transition method, compensation cost recognized in 2007 and 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted on or after January 1, 2006, based on grant-date fair value estimated in accordance with the provisions of SFAS 123(R). For 2006, the Company recognized additional compensation expense of $4.8 million due to the implementation of SFAS 123(R).

Additionally, the Company accounts for the fair value of options granted to non-employee consultants under Emerging Issues Task Force (“EITF”) 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

Results for 2005 have not been retrospectively adjusted. The fair value of the options was estimated using a Black-Scholes option-pricing formula and amortized to expense over the options’ vesting periods.

The following table illustrates the pro forma effect of share-based compensation on net loss and loss per share for 2005 (in thousands, except per share data):

Net loss, as reported	$(36,399)
Stock-based employee compensation expense included in reported net loss	107
Less: total stock-based compensation expense determined under fair value based method for all awards continuing to vest	(3,008)
Less: total stock-based compensation expense determined under fair value based method for options accelerated in January 2005 (1)	(12,455)

Net loss, pro forma	$(51,755)

Basic and diluted per share amounts:
Net loss per share, as reported	$(0.49)

Net loss per share, pro forma	$(0.70)

(1)	Represents pro forma unrecognized expense for accelerated options as of the date of acceleration.

The estimated weighted average fair value at grant date for the options granted for 2005 was $8.13.

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

The Company grants options to employees, non-employee consultants, and non-employee directors. Non-employee directors are accounted for as employees under SFAS 123(R). Options and restricted stock granted to certain directors vest in equal monthly installments over one year from the date of grant. Options granted to employees vest 1/8 on the six month anniversary of the date of grant, and 1/48 each month thereafter for forty-two months. All option awards generally expire ten years from the date of grant.

Stock-based compensation cost for awards to employees and non-employee directors is recognized on a straight-line basis over the vesting period until the last tranche vests. Compensation cost for consultant awards is recognized over each separate tranche’s vesting period. The Company recognized compensation expense of $7.6 million and $5.3 million for 2007 and 2006, respectively, associated with option awards, restricted stock and an equitable adjustment of employee stock options. Of the total compensation expense associated with option awards, zero and $0.3 million related to options granted to non-employee consultants for 2007 and 2006, respectively. Of the total compensation expense associated with the option awards for 2007, $1.8 million related to the $2.50 equitable adjustment of the exercise price for all options outstanding as of April 3, 2007 that was measured for financial reporting purposes effective March 28, 2007, the date the Compensation Committee of the Company’s Board of Directors approved the adjustment (see Note 11). There was no deferred tax benefit recognized in connection with these costs.

The fair-value for options that were awarded to employees and directors was estimated at the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions:

	Years Ended December 31,
	2007	2006	2005
Risk-free interest rate	4.9%	4.8%	4.4%
Dividend yield	—	—	—
Expected volatility	66%	70%	72%
Expected term	6 years	6 years	5 years

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

For shares purchased under the Company’s employee stock purchase plan (“ESPP”), a weighted-average expected volatility of 38% was used for 2007. For options granted to the Company’s former Chief Executive Officer (“CEO”) and for shares purchased under the ESPP, an expected volatility of 50% was used for 2006. The expected term of the options granted to the former CEO was 5.5 months. The expected term for shares issued under the ESPP is three months.

Employee Stock Purchase Plan

The Company also has an employee stock purchase plan (the “2002 ESPP”). The 2002 ESPP was originally adopted July 1, 2001 and amended through June 30, 2003 to allow employees to purchase a limited amount of common stock at the end of each three month period at a price equal to the lesser of 85% of fair market value on a) the first trading day of the period, or b) the last trading day of the Lookback period (the “Lookback Provision”). The 15% discount and the Lookback Provision make the 2002 ESPP compensatory under SFAS 123(R). There were 29,139 shares of common stock issued under the 2002 ESPP in 2007, resulting in an expense of $0.04 million. There were 24,763 shares of common stock issued under the 2002 ESPP in 2006, resulting in an expense of $0.1 million. As of December 31, 2007, 416,640 shares of common stock had been issued under the 2002 ESPP to employees and 93,608 shares are available for future issuance.

Foreign Currency Translation

Assets and liabilities of foreign operations are translated using period-end exchange rates. Revenues and expenses are translated using average exchange rates during each period.

Comprehensive Income (Loss)

Comprehensive income (loss) represents net income (loss) adjusted for the change during the periods presented in unrealized gains and losses on available-for-sale securities less reclassification adjustments for realized gains or losses included in net income (loss), as well as foreign currency translation adjustments. The accumulated unrealized gains or losses and cumulative foreign currency translation adjustments are reported as accumulated other comprehensive income (loss) as a separate component of stockholders’ equity.

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

Under its bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer’s or director’s serving in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has a directors and officers liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of December 31, 2007 and 2006. These insurance policies, however, do not cover the ongoing legal costs or the fines, if any, that may become due in connection with the ongoing SEC investigation of the Company, following the use of prior directors and officers liability insurance policy limits to settle certain shareholder litigation matters (see discussion of SEC investigation at Note 9). The SEC investigation is ongoing, and the Company is currently unable to assess the duration, extent, and cost of such investigation. Further, the Company is unable to assess the amount of such costs that may in turn be required to be reimbursed to any individual director or officer under the Company’s indemnification agreements as the scope of the investigation cannot be apportioned amongst the Company and the indemnified officers and directors. Accordingly, a liability has not been recorded for the fair value of the ongoing and ultimate obligations, if any, related to the SEC investigation.

Reclassifications

Certain reclassifications have been made to amounts included in the consolidated statements of operations for the years ended December 31, 2006 and 2005 to conform to the current year presentation.

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

In December 2007, the FASB ratified the consensus reached by the EITF in Issue No. 07-1, Accounting for Collaborative Arrangements (“EITF 07-1”). EITF 07-1 requires that transactions under collaborative arrangements be reported in the appropriate line item in each company’s financial statements pursuant to the guidance in Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, and requires enhanced disclosures of such arrangements. EITF 07-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company will adopt EITF 07-1 in the first interim period of fiscal 2009 and is evaluating the impact, if any, that the adoption of this issue will have on its consolidated results of operations and financial position.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R requires an acquirer to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at fair value at the acquisition date; to recognize acquisition-related costs separately from the acquisition; to recognize “negative goodwill” in earnings as a gain attributable to the acquisition; and to recognize changes in the amount of its deferred tax benefits that are recognizable because of the business combination either in earnings in the period of the combination or directly in contributed capital, depending on the circumstances. SFAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company will assess the impact that SFAS 141R may have on its consolidated results of operations and financial position.

In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 requires entities to present ownership interests in subsidiaries held by parties other than the parent entity within the equity section of the consolidated balance sheet, to present the amount of consolidated net income attributable to the parent and to the noncontrolling interest in the consolidated statement of operations, to recognize any changes in ownership interests as equity transactions, and to measure at fair value any retained noncontrolling equity investment upon deconsolidation of a subsidiary. The Company will adopt SFAS 160 in the first interim period of fiscal 2009 and is evaluating the impact, if any, that the adoption of this statement will have on its consolidated results of operations and financial position.

3. Discontinued Operations

Oncology Product Line

On September 7, 2006, the Company, Eisai Inc., a Delaware corporation and Eisai Co., Ltd., a Japanese company (together with Eisai Inc., “Eisai”), entered into a purchase agreement (the “Oncology Purchase Agreement”) pursuant to which Eisai agreed to acquire all of the Company’s worldwide rights in and to the Company’s oncology products, including, among other things, all related inventory, equipment, records and intellectual property, and assume certain liabilities as set forth in the Oncology Purchase Agreement. The Oncology Product Line included the Company’s four marketed oncology drugs: ONTAK, Targretin capsules, Targretin gel and Panretin gel. Pursuant to the Oncology Purchase Agreement, at closing on October 25, 2006, Ligand received $185.0 million in net cash proceeds, net of $20.0 million that was funded into an escrow account to support any potential indemnification claims made by Eisai following the closing of the sale as further discussed below. The Company also incurred $1.7 million in transaction fees and costs associated with the sale that are not reflected in net cash proceeds. The Company recorded a pre-tax gain on the sale of $135.8 million in the fourth quarter of 2006. In 2007, the Company recognized a $20.8 million pre-tax gain resulting from the release of funds from the escrow account partially offset by a $2.8 million pre-tax loss due to subsequent changes in certain estimates of assets and liabilities recorded as of the sale date.

Additionally, $38.6 million of the proceeds received from Eisai were deposited into an escrow account to repay a loan received from King Pharmaceuticals, Inc. (“King”), the proceeds of which were used to pay the Company’s co-promote termination obligation to Organon in October 2006. The escrow amounts were released and the loan repaid to King in January 2007.

In connection with the Oncology Purchase Agreement with Eisai, the Company entered into a transition services agreement whereby the Company agreed to perform certain transition services for Eisai, in order to effect, as rapidly as practicable, the transition of purchased assets from Ligand to Eisai. In exchange for these services, Eisai paid the Company a monthly service fee through June 25, 2007. Fees earned under the transition services agreement during 2007 and 2006, which were recorded as an offset to operating expenses, were $2.7 million and $1.9 million, respectively.

The Company agreed to indemnify Eisai, after the closing, for damages suffered by Eisai arising from any breach of any of the Company’s representations, warranties, covenants or obligations in the Oncology Purchase Agreement. The Company’s obligation to indemnify Eisai extends beyond the closing up to, in some cases, 18 months or 36 months and, in other cases, until the expiration of the applicable statute of limitations. In a few instances, the Company’s obligation to indemnify Eisai survives in perpetuity. The Company’s agreement with Eisai required that $20.0 million of the total upfront cash payment be deposited into an escrow account to secure the Company’s indemnification obligations to Eisai after the closing. Of the escrowed amount, $10.0 million was released to the Company on April 25, 2007, and the remaining $10.0 million, plus interest of $0.8 million, was released to the Company on October 25, 2007. The Company’s liability for any indemnification claim brought by Eisai is generally limited to $30.0 million. However, the Company’s obligation to provide indemnification on certain matters is not subject to these indemnification limits. For example, the Company agreed to retain, and provide indemnification without limitation to Eisai for, all liabilities related to certain claims regarding promotional materials for the ONTAK and Targretin drug products. The Company cannot estimate the liabilities that may arise as a result of these matters.

Prior to the Oncology sale, the Company recorded accruals for rebates, chargebacks, and other discounts related to Oncology products when product sales were recognized as revenue under the sell-through method. Upon the Oncology sale, the Company accrued for rebates, chargebacks, and other discounts related to Oncology products in the distribution channel which had not sold-through at the time of the Oncology sale and for which the Company retained the liability subsequent to the Oncology sale. The Company’s accruals for Oncology rebates, chargebacks, and other discounts total $1.2 million as of December 31, 2007 and are included in accrued liabilities in the accompanying consolidated balance sheet.

Additionally, and pursuant to the terms of the Oncology Purchase Agreement, the Company retained the liability for returns of product from wholesalers that had been sold by the Company prior to the close of the transaction. Accordingly, as part of the accounting for the gain on the sale of the Oncology Product Line, the Company recorded a reserve for Oncology product returns. Under the sell-through revenue recognition method, the Company previously did not record a reserve for returns from wholesalers. The Company’s reserve for Oncology returns is $4.4 million as of December 31, 2007 and is included in accrued liabilities in the accompanying consolidated balance sheet.

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

Pursuant to the AVINZA Purchase Agreement, at Closing on February 26, 2007 (the “Closing Date”), the Company received $280.4 million in net cash proceeds, which is net of $15.0 million that was funded into an escrow account to support any potential indemnification claims made by King following the Closing. The purchase price reflected a reduction of $12.7 million due to the preliminary estimate of retail inventory levels of AVINZA at the Closing Date exceeding targeted levels. After final studies and review by King, the final retail inventory-level adjustment was determined to be $11.2 million. The Company received the additional $1.5 million in proceeds in April 2007. The purchase price also reflects a reduction of $6.0 million for anticipated higher cost of goods for King related to the Catalent Pharma Solutions (formerly Cardinal Health PTS, LLC), or Catalent, manufacturing and packaging agreement. At the closing, Ligand agreed to not assign the Catalent agreement to King, wind down the contract, and remain responsible for any resulting liabilities. Subsequent to the closing, on April 30, 2007, the Company entered into a letter agreement with Catalent which terminated, without penalty to either party, the manufacturing and packaging agreement and certain related quality agreements with Catalent. In connection with the termination, the Company and Catalent agreed that certain provisions of the manufacturing and packaging agreement would survive and Catalent would continue to perform limited services. Catalent will also continue to manufacture LGD-4665 capsules for the Company under the terms of a separate agreement. The letter agreement with Catalent also contained a mutual general release of all claims arising from or related to the manufacturing and packaging agreement. The Company paid $0.3 million to a former executive in connection with the negotiation of the termination of the Catalent manufacturing and packaging agreement. The Company does not expect the costs of winding down the Catalent agreement to be material.

The net cash received also includes reimbursement of $47.8 million for co-promote termination payments which had previously been paid to Organon, $0.9 million of interest Ligand paid King on a loan that was repaid in January 2007 and $0.5 million of severance expense for AVINZA sales representatives not offered positions with King. A summary of the net cash proceeds, exclusive of $6.6 million in transaction costs and adjusted to reflect the final results of the retail inventory study, received as of December 31, 2007 is as follows (in thousands):

Purchase price	$265,000
Reimbursement of Organon payments	47,750
Repayment of interest on King loan	883
Reimbursement of sales representative severance costs	453

314,086

Less retail pharmacy inventory adjustment	(11,225)
Less cost of goods manufacturing adjustment	(6,000)

296,861
Less funds placed into escrow	(15,000)
Add funds released from escrow	7,500

Net cash proceeds	$289,361

King also assumed Ligand’s co-promote termination obligation to make payments to Organon based on net sales of AVINZA ($59.5 million as of December 31, 2007). As Organon has not consented to the legal assignment of the co-promote termination obligation from Ligand to King, Ligand remains liable to Organon in the event of King’s default of this obligation (see Note 7). The Company also incurred $6.6 million in transaction fees and other costs associated with the sale that are not reflected in the net cash proceeds, of which $3.6 million was recognized in 2006. The Company recognized $3.6 million in the first quarter of 2007 for investment banking services and related expenses. The Company disputed the amount of the fees owed to the investment banking firm and as a result, the parties agreed to settle the matter for $3.0 million, which was paid in June 2007. The Company recorded a pre-tax gain on the sale of $310.1 million in the first quarter of 2007. The Company recorded a $0.3 million pre-tax increase to the gain on the sale in the second quarter of 2007 due to subsequent changes in certain estimates of assets and liabilities recorded as of the sale date partially offset by the adjustment to the investment banking fees discussed above. In the third quarter of 2007, the Company recognized a $7.5 million pre-tax gain resulting from the release of funds from the escrow account partially offset by a $0.6 million pre-tax loss due to subsequent changes in certain estimates of assets and liabilities recorded as of the sale date. The Company recorded a $2.1 million pre-tax decrease to the gain on the sale in the fourth quarter of 2007 due to subsequent changes in certain estimates of assets and liabilities recorded as of the sale date.

In addition to the assumption of existing royalty obligations, King is required to pay Ligand a 15% royalty on AVINZA net sales during the first 20 months after Closing. Subsequent royalty payments will be based upon calendar year net sales. If calendar year net sales are less than $200.0 million, the royalty payment will be 5% of all net sales. If calendar year net sales are greater than $200.0 million, the royalty payment will be 10% of all net sales less than $250.0 million, plus 15% of net sales greater than $250.0 million. Royalty revenues were $11.4 million in 2007.

In connection with the sale, the Company has agreed to indemnify King for a period of 16 months after the closing of the Transaction for a number of specified matters, including any breach of the Company’s representations, warranties or covenants contained in the asset purchase agreement. In certain defined cases, the Company’s obligation to indemnify King extends for a period of 30 months following the closing of the Transaction. Under the Company’s agreement with King, $15.0 million of the total upfront cash payment was deposited into an escrow account to secure the Company’s indemnification obligations to King following the closing. Of the escrowed amount, $7.5 million was released to the Company on August 26, 2007, and the remaining $7.5 million, plus interest of $0.5 million, was released to the Company on February 26, 2008.

Under certain circumstances, the Company’s liability to King under the indemnification obligations of the asset purchase agreement may be in excess of the amounts deposited in the escrow account. The AVINZA asset purchase agreement also allows King, under certain circumstances, to off set indemnification claims against the royalty payments payable to the Company. Under the asset purchase agreement, the Company’s liability for any indemnification claim brought by King is generally limited to $40.0 million. However, the Company’s obligation to provide indemnification on certain matters is not subject to this indemnification limit. For example, the Company agreed to retain, and provide indemnification without limitation to King for all liabilities arising under certain agreements with Catalent related to the manufacture of AVINZA. The Company cannot predict the liabilities that may arise as a result of these matters. Any liability claims related to these matters or any indemnification claims made by King could materially and adversely affect the Company’s financial condition.

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

Also on September 6, 2006, the Company entered into a contract sales force agreement (the “Sales Call Agreement”) with King, pursuant to which King agreed to conduct a sales detailing program to promote the sale of AVINZA for an agreed upon fee, subject to the terms and conditions of the Sales Call Agreement. Pursuant to the Sales Call Agreement, King agreed to perform certain minimum monthly product details (i.e. sales calls), which commenced effective October 1, 2006 and continued until the Closing Date. Co-promotion expense recognized under the Sales Call Agreement for 2007 and 2006 was $2.8 million and $3.8 million, respectively. No amount was due to King under the Sales Call Agreement as of December 31, 2007. The Sales Call Agreement terminated effective on the Closing Date.

Assets and liabilities of the Company’s AVINZA product line on February 26, 2007 were as follows (in thousands):

ASSETS
Current assets:
Inventories, net (1)	$2,926
Other current assets (2)	2,780

Total current portion of assets disposed	5,706

Equipment, net of accumulated depreciation (1)	89
Acquired technology and product rights, net (1) Other assets (1)	82,174

Total long-term portion of assets disposed	82,263

Total assets disposed	$87,969

LIABILITIES
Current liabilities:
Deferred revenue, net (2)	$49,324

Total liabilities disposed	$49,324

(1)	Represents assets acquired by King in accordance with the terms of the AVINZA Purchase Agreement.
(2)	Represents assets or liabilities eliminated from the Company’s consolidated balance sheet in connection with the AVINZA sale transaction.

Prior to the AVINZA sale, the Company recorded accruals for rebates, chargebacks, and other discounts related to AVINZA products when product sales were recognized as revenue under the sell-through method. Upon the AVINZA sale, the Company accrued for rebates, chargebacks, and other discounts related to AVINZA products in the distribution channel which had not sold-through at the time of the AVINZA sale and for which the Company retained the liability subsequent to the sale. The Company’s accruals for AVINZA rebates, chargebacks, and other discounts total $1.0 million as of December 31, 2007 and are included in accrued liabilities in the accompanying consolidated balance sheet.

Additionally, and pursuant to the terms of the AVINZA Purchase Agreement, the Company retained the liability for returns of product from wholesalers that had been sold by the Company prior to the close of the transaction. Accordingly, as part of the accounting for the gain on the sale of AVINZA, the Company recorded a reserve for AVINZA product returns. Under the sell-through revenue recognition method, the Company previously did not record a reserve for returns from wholesalers. The Company’s reserve for AVINZA returns is $10.7 million as of December 31, 2007 and is included in accrued liabilities in the accompanying consolidated balance sheet.

Results from Discontinued Operations

The following table summarizes the 2007 results from discontinued operations included in the 2007 consolidated statement of operations (in thousands):

AVINZA Product Line
Product sales	$18,256

Operating costs and expenses:
Cost of products sold	3,608
Research and development	120
Selling, general and administrative	3,709
Co-promotion	2,814
Co-promote termination charges	2,012

Total operating costs and expenses	12,263

Income from operations	5,993
Interest expense	—

Income before income taxes	$5,993

The following table summarizes the 2006 results from discontinued operations included in the 2006 consolidated statement of operations (in thousands):

	Oncology Product Line	AVINZA Product Line		Total
Product sales	$47,512	$136,983		$184,495
Collaborative research and development and other revenues	208	—		208

Total revenues	47,720	136,983		184,703

Operating costs and expenses:
Cost of products sold	13,410	22,642		36,052
Research and development	12,895	380		13,275
Selling, general and administrative	13,891	36,118		50,009
Co-promotion	—	37,455		37,455
Co-promote termination charges	—	131,078		131,078

Total operating costs and expenses	40,196	227,673		267,869

Income (loss) from operations	7,524	(90,690)		(83,166)
Interest expense	(51)	(8,187	) (1)	(8,238)

Income (loss) before income taxes	$7,473	$(98,877)		$(91,404)

The following table summarizes the 2005 results from discontinued operations included in the 2005 consolidated statement of operations (in thousands):

	Oncology Product Line	AVINZA Product Line		Total
Product sales	$53,288	$112,793		$166,081
Collaborative research and development and other revenues	310	—		310

Total revenues	53,598	112,793		166,391

Operating costs and expenses:
Cost of products sold	16,757	23,090		39,847
Research and development	22,979	2,386		25,365
Selling, general and administrative	18,488	33,034		51,522
Co-promotion	—	32,501		32,501

Total operating costs and expenses	58,224	91,011		149,235

Income (loss) from operations	(4,626)	21,782		17,156
Interest expense	(244)	(10,908	) (1)	(11,152)

Income (loss) before income taxes	$(4,870)	$10,874		$6,004

(1)	As part of the terms of the AVINZA Purchase Agreement, the Company was required to redeem its outstanding convertible subordinated notes. All of the notes converted into shares of common stock in 2006 prior to redemption. In accordance with EITF 87-24, Allocation of Interest to Discontinued Operations, the interest on the notes was allocated to discontinued operations because the debt was required to be repaid in connection with the disposal transaction.

A comparison of sales by product for discontinued operations is as follows (in thousands):

	Years Ended December 31,
	2007	2006	2005
AVINZA	$18,256	$136,983	$112,793
ONTAK	—	26,588	30,996
Targretin capsules	—	17,575	18,692
Targretin gel and Panretin gel	—	3,349	3,600

Total product sales	$18,256	$184,495	$166,081

4. Investments

As of December 31, 2007, all of the Company’s investments have a contractual maturity of less than one year. The following table summarizes the various investment categories (in thousands):

	Cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
December 31, 2007
U.S. government securities	$7,509	$4	$—	$7,513
Corporate obligations	10,078	14	(9)	10,083

	17,587	18	(9)	17,596
Certificates of deposit—restricted	1,411	—	—	1,411

Total debt securities	$18,998	$18	$(9)	$19,007

December 31, 2006
U.S. government securities	$2,750	$—	$(4)	$2,746
Corporate obligations	10,681	23	(3)	10,701

	13,431	23	(7)	13,447
Certificates of deposit—restricted	1,826	—	—	1,826

Total debt securities	$15,257	$23	$(7)	$15,273

On July 19, 2007, the Company purchased $5.0 million of commercial paper issued by Golden Key Ltd. While the investment was highly-rated and within the Company’s investment policy at the time of purchase, during the third quarter of 2007, large credit rating agencies downgraded the quality of this security. In addition, as a result of not meeting certain liquidity covenants, the assets were assigned to a trustee who established a committee of the largest senior credit holders to determine the next steps. Subsequently, Golden Key defaulted on its obligation to settle the security on the stated maturity date of October 10, 2007. Based on available information, the Company estimates that it will be able to recover approximately $3.7 million on this security. Accordingly, the Company adjusted the carrying value by recording an impairment loss of $1.3 million in December 2007. This impairment is included in other income (expense) in the consolidated statement of operations. Further, liquidity in the capital markets has continued to be volatile. Accordingly, we may be exposed to additional impairment for this investment until it is fully recovered. There were no other material realized gains or losses on sales of available-for-sale securities for the years ended December 31, 2007, 2006, and 2005.

5. Other Balance Sheet Details

Accounts receivable consist of the following (in thousands):

	December 31,
	2007	2006
Trade accounts receivable	$192	$11,018
Due from finance company	8	1,033
Less discounts and allowances	(200)	(530)

	$—	$11,521

Other current assets consist of the following (in thousands):

	December 31,
	2007	2006
Income taxes receivable	$3,099	$—
Prepaid expenses	1,076	1,442
Other receivables	738	4,066
Deferred cost of products sold	—	2,153
Deferred royalty cost	—	1,785
Other	155	72

	$5,068	$9,518

Accrued liabilities consist of the following (in thousands):

	December 31,
	2007	2006
Allowances for loss on returns, rebates, chargebacks, and other discounts	$17,275	$14,688
Income taxes	—	822
Compensation	3,402	9,330
Co-promotion	—	14,265
Distribution services	43	2,641
Interest	—	776
Other	3,607	3,987

	$24,327	$46,509

The following summarizes the activity in the accrued liability accounts related to allowances for loss on returns, rebates, chargebacks, and other discounts (in thousands):

	Medicaid Rebates	Managed Care Rebates and Other Rebates	Charge-backs	Returns		Total

Balance at January 1, 2005	$5,048	$1,748	$456	$8,899		$16,151
Provision	18,852	10,592	5,874	5,240		40,558
Payments	(18,552)	(8,873)	(6,130)	—		(33,555)
Charges	—	—	—	(7,425)		(7,425)

Balance at December 31, 2005	5,348	3,467	200	6,714		15,729
Provision	4,515	8,131	5,624	3,692		21,962
Oncology Transaction Provision (1)	363	—	1,913	10,020		12,296
Payments	(8,820)	(8,037)	(6,457)	—		(23,314)
Charges	—	—	—	(11,985)		(11,985)

Balance at December 31, 2006	1,406	3,561	1,280	8,441		14,688
Provision	952	2,768	209	(1,243	) (4)	2,686
AVINZA Transaction Provision (2)	513	1,382	58	19,355		21,308
Oncology Transaction Provision (3)	723	—	87	3,856		4,666
Payments	(3,453)	(6,812)	(458)	—		(10,723)
Charges	—	—	—	(15,350)		(15,350)

Balance at December 31, 2007	$141	$899	$1,176	$15,059		$17,275

(1)	The 2006 Oncology transaction provision amounts represent additional accruals recorded in connection with the sale of the Oncology Product Line to Eisai on October 25, 2006. The Company maintains the obligation for returns of product that were shipped to wholesalers prior to the close of the Eisai transaction on October 25, 2006 and chargebacks and rebates associated with product in the distribution channel as of the closing date. See Note 3 for additional information.
(2)	The AVINZA transaction provision amounts represent additional accruals recorded in connection with the sale of the AVINZA Product Line to King Pharmaceuticals, Inc. on February 26, 2007. The Company maintains the obligation for returns of product that were shipped to wholesalers prior to the close of the King transaction on February 26, 2007 and chargebacks and rebates associated with product in the distribution channel as of the closing date. See Note 3 for additional information.
(3)	The 2007 Oncology transaction provision amounts represent changes in the estimates of the accruals for chargebacks and rebates recorded in connection with the sale of the Oncology Product Line.
(4)	The credit for returns in 2007 primarily consists of a change in the estimate of ONTAK end-customer returns. The accrual for ONTAK end-customer returns is a result of the operations of the Oncology Product Line prior to its sale on October 25, 2006.

6. Accounts Receivable Factoring Arrangement

The Company had an accounts receivable factoring arrangement under which eligible accounts receivable were sold without recourse to a finance company. The agreement expired in December 2007. The gross amount due from the finance company at December 31, 2007 and 2006 was $0.01 million and $1.0 million, respectively.

7. AVINZA Co-Promotion

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

As more fully described in Note 3, on February 26, 2007, Ligand and King closed an agreement pursuant to which King acquired all of the Company’s rights in and to AVINZA, assumed certain liabilities, and reimbursed Ligand the $47.8 million previously paid to Organon (comprised of the $37.8 million paid in October 2006 and the $10.0 million that the Company paid in January 2007). King also assumed the Company’s co-promote termination obligation to make payments to Organon based on net sales of AVINZA. For the fourth quarter of 2006 and through the closing of the AVINZA sale transaction, amounts owed by Ligand to Organon on net reported sales of AVINZA did not result in current period expense, but instead were charged against the co-promote termination liability. The liability was adjusted at each reporting period to fair value and was recognized, utilizing the interest method, as additional co-promote termination charges for that period at a rate of 15%, the discount rate used to initially value this component of the termination liability.

In connection with King’s assumption of this obligation, Organon did not consent to the legal assignment of the co-promote termination obligation to King. Accordingly, Ligand remains liable to Organon in the event of King’s default of the obligation. Therefore, Ligand recorded an asset as of February 26, 2007 to recognize King’s assumption of the obligation, while continuing to carry the co-promote termination liability in the Company’s consolidated financial statements to recognize Ligand’s legal obligation as primary obligor to Organon as required under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This asset represents a non-interest bearing receivable for future payments to be made by King and is recorded at its fair value. As of December 31, 2007 and thereafter, the receivable and liability will remain equal and adjusted each quarter for changes in the fair value of the obligation including for any changes in the estimate of future net AVINZA product sales. This receivable will be assessed on a quarterly basis for impairment (e.g. in the event King defaults on the assumed obligation to pay Organon). As of December 31, 2007, the fair value of the co-promote termination liability (and the corresponding receivable) was determined using a discount rate of 15%.

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

A summary of the co-promote termination liability as of December 31, 2007 is as follows (in thousands):

Net present value of payments based on estimated future net AVINZA product sales as of December 31, 2006	$93,328
Payment made in February 2007 to Organon for net AVINZA sales from October 1, 2006 through December 31, 2006	(2,218)
Payment made in May 2007 to Organon for net AVINZA sales from January 1, 2007 through February 26, 2007	(1,187)
Assumed payments made by King or assignee in 2007	(4,943)
2007 fair value adjustments due to passage of time	11,183
December 31, 2007 adjustment based on revised estimated future payments based on revised estimated future net AVINZA product sales	(36,707)

Total co-promote termination liability as of December 31, 2007	59,456
Less: remaining current portion of co-promote termination liability as of December 31, 2007	(10,467)

Long-term portion of co-promote termination liability as of December 31, 2007	$48,989

8. Note Payable

As more fully described in Note 3, in connection with the AVINZA Purchase Agreement, King committed to loan the Company, at the Company’s option, $37.8 million to be used to pay the Company’s co-promote termination obligation to Organon due October 15, 2006. This loan was drawn, and the $37.8 million co-promote liability settled in October 2006. Amounts due under the loan were subject to certain market terms, including a 9.5% interest rate. In addition, and as a condition of the $37.8 million loan received from King, $38.6 million of the funds received from Eisai were deposited into a restricted account to be used to repay the loan to King, plus interest. The Company repaid the loan plus interest on January 8, 2007. Pursuant to the AVINZA Purchase Agreement, King subsequently refunded the interest to the Company.

9. Commitments and Contingencies

Equipment Financing

The Company has entered into capital lease and equipment agreements that require monthly payments through September 2010 including interest ranging from 7.35% to 10.11%. The cost of equipment under these agreements at December 31, 2007 and 2006 was $5.8 million and $7.3 million, respectively. At December 31, 2007 and 2006, related accumulated amortization was $3.9 million and $3.4 million, respectively. The underlying equipment is used as collateral under the equipment financing.

Property Leases

As more fully described in Note 15, the Company entered into an agreement on October 25, 2006 to sell and lease back facilities encompassing the Company’s corporate headquarter building and two land parcels. This transaction subsequently closed on November 9, 2006. Under the terms of the lease, the Company pays a basic annual rent of $3.0 million (subject to an annual fixed percentage increase, as set forth in the agreement), plus a 1% annual management fee, property taxes and other normal and necessary expenses associated with the lease such as utilities, repairs and maintenance, etc. The Company has the right to extend the lease for two five-year terms and will have the first right of refusal to lease, at market rates, any facilities built on the sold lots.

The Company leases its other office and research facility under an operating lease arrangement through July 2015. The Company fully vacated this facility in February 2008. The agreement provides for increases in annual rents based on changes in the Consumer Price Index or fixed percentage increases ranging from 3% to 7%. Commencing January 2008, the Company sublet this facility through July 2015. The sublease agreement provides for a 3% increase in annual rents. As of December 31, 2007, the Company expects to receive aggregate future minimum lease payments totaling $6.5 million (nondiscounted) over the duration of the sublease agreement. In accordance with Statement of Financial Accounting Standards No. 146 (As Amended) “Accounting for Costs Associated with Exit or Disposal Activities,” the Company expects to record a net charge to operating expenses of $4.1 million for exit costs when it fully ceases use of this facility in the first quarter of 2008. The net charge consists of a $6.4 million charge for future rent payments offset by a $2.3 million reversal of deferred rent. As of December 31, 2007, annual minimum payments expected to be received by the Company under the sublease are as follows (in thousands):

2008	$714
2009	803
2010	827
2011	852
2012	877
Thereafter	2,393

$6,466

The Company recognizes rent expense on a straight-line basis. Deferred rent at December 31, 2007 and 2006 was $3.1 million and $2.5 million, respectively.

Total rent expense under all office leases for 2007, 2006, and 2005 was $5.4 million, $2.4 million, and $1.7 million, respectively.

At December 31, 2007 annual minimum payments due under the Company’s office and equipment lease obligations, excluding any sublease income, are as follows (in thousands):

	Obligations under capital leases and equipment notes payable	Operating leases
2008	$1,652	$4,908
2009	567	5,055
2010	94	5,206
2011	—	5,363
2012	—	5,524
Thereafter	—	41,166

Total minimum lease payments	2,313	$67,222

Less: amounts representing interest	(158)

Present value of minimum lease payments	2,155
Less: current portion	(1,528)

	$627

Product Liability

The Company’s business exposes it to potential product liability risks. The Company’s products also may need to be recalled to address regulatory issues. A successful product liability claim or series of claims brought against the Company could result in payment of significant amounts of money and divert management’s attention from running the business. Some of the compounds the Company is investigating may be harmful to humans. For example, retinoids as a class are known to contain compounds which can cause birth defects. The Company believes that it carries reasonably adequate insurance for product liability claims. However, the Company may not be able to maintain insurance on acceptable terms, or the insurance may not provide adequate protection in the case of a product liability claim. To the extent that product liability insurance, if available, does not cover potential claims, the Company would be required to self-insure the risks associated with such claims.

Consultant Agreements

The Company has various arrangements with consultants with terms ranging from one to three years. Additionally, as of March 31, 2005, the Company entered into a consulting agreement with Dr. Ronald Evans, a Salk professor and Howard Hughes Medical Institute investigator, that terminated in February 2008. The agreement provided for certain cash payments and a grant of stock options.

Litigation

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

Other Matters

Ligand and Seragen, Inc., a subsidiary of the Company, were named parties to Sergio M. Oliver, et al. v. Boston University, et al., a shareholder class action filed on December 17, 1998 in the Court of Chancery in the

State of Delaware in and for New Castle County, C.A. No. 16570NC, by Sergio M. Oliver and others against Boston University and others, including Seragen, its subsidiary Seragen Technology, Inc. and former officers and directors of Seragen. Seragen, Ligand, Seragen Technology, Inc. and the Company’s acquisition subsidiary, Knight Acquisition Corporation, were dismissed from the action. Prior to trial, several of the Seragen director-defendants reached a settlement with the plaintiffs. On April 14, 2006, the court issued a memorandum opinion finding for the plaintiffs and against Boston University and individual directors affiliated with Boston University on certain claims. The opinion awards damages on these claims in the amount of approximately $4.8 million plus interest. Judgment, however, has not been entered and the matter is subject to appeal. While Ligand and its subsidiary Seragen have been dismissed from the action, such dismissal is also subject to appeal and Ligand and Seragen may have possible indemnification obligations with respect to certain defendants. As of December 31, 2007, the Company has not accrued an indemnification obligation based on its assessment that the Company’s responsibility for any such obligation is not probable or estimable.

In March 2007, the Company received a letter from counsel to the Salk Institute for Biological Studies (“Salk”) alleging the Company owes Salk royalties on prior product sales of Targretin as well as a percentage of the amounts received from Eisai in the asset sale transaction completed with Eisai in October 2006. Salk alleges that it is owed at least 25% of the consideration paid by Eisai for that portion of the Company’s Oncology Product Line and associated assets attributable to Targretin. In an April 11, 2007 request for mediation, Salk repeated these claims and asserted additional claims that allegedly increase the amount of royalty buy-out payments. Representatives from Ligand and Salk attended a mediation hearing in June 2007, which left the matter unresolved. Salk filed a demand for arbitration in July 2007 with the American Arbitration Association, seeking at least $22 million for alleged breach of contract based on Salk’s theory that it is entitled to a portion of the money paid by Eisai to Ligand for Targretin related assets. The Company does not believe that Salk has a valid basis for its claims and intends to oppose any claim that Salk has brought or may bring for payment related to these matters. The Company has raised a counterclaim in the arbitration with Salk seeking either a refund of the two $1.1 million lasofoxifene related payments or an offset against any award that may be granted to Salk. The arbitration with Salk is ongoing.

In October 2007, the Company received a letter from Rockefeller University (“Rockefeller”) claiming that it is owed 25% of the milestone payments received by the Company from its collaborative partner GlaxoSmithKline for eltrombopag and the backup compound SB-559448, as well as 25% of any future milestone and royalty payments that the Company may receive from GlaxoSmithKline based on the development and sale of these compounds. To date, the Company has received $8 million of milestone payments from GlaxoSmithKline for these compounds. In the letter, Rockefeller also stated its rejection of the Company’s notice sent to Rockefeller on August 9, 2007 to terminate the September 30, 1992 license agreement between the Company and Rockefeller. On March 4, 2008, the Company filed a declaratory judgment action against Rockefeller in the United States District Court for the Southern District of California seeking, among other things, a judicial determination that (i) eltrombopag and the backup compound SB-559448 (including the use of such compounds) do not embody any invention(s) described or claimed in certain licensed patent rights under the September 30, 1992 license agreement between the Company and Rockefeller, (ii) Rockefeller technical information was not essential to the discovery or development of eltrombopag and the backup compound SB-559448, (iii) the Company is not liable for any additional payments under its September 30, 1992 license agreement with Rockefeller beyond any payments that the Company has already made, and (iv) the September 30, 1992 license agreement between the Company and Rockefeller was terminated in November 2007, and that subsequent to the termination of such agreement, the Company is not liable for future payments under such agreement. Also on March 4, 2008, Rockefeller filed suit against the Company in the Supreme Court of the State of New York in New York County alleging, among other things, a breach by the Company of its September 30, 1992 license agreement with Rockefeller, as well as other causes of action for unjust enrichment, quantum meruit, specific performance to perform an audit and declaratory relief. The complaint seeks damages of at least $1.91 million, plus alleges that Rockefeller is entitled to 25% of payments to be received by the Company in the future related to Promacta and SB-559448 or from any third party in connection with certain products (which products, according to the complaint, include LGD-4665), and 5% of future net sales of certain of the Company’s products (which products, according to the complaint, include LGD-4665). The complaint requests a trial by jury, and also seeks to impose a constructive trust upon payments received by the Company to which Rockefeller claims it is owed a portion. The Company has reviewed all of these claims and does not believe that Rockefeller has a valid basis for any of its claims and intends to vigorously oppose all of these claims, including any Rockefeller claim for payment related to these matters.

In addition, from time to time the Company is subject to various lawsuits and claims with respect to matters arising out of the normal course of its business. Due to the uncertainty of the ultimate outcome of these matters, the impact on future financial results is not subject to reasonable estimates.

Funding of Legacy Director Indemnity Fund

On March 1, 2007, the Company entered into an indemnity fund agreement, which established in a trust account with Dorsey & Whitney LLP, (“Dorsey”) counsel to the Company’s independent directors and to the Audit Committee of the Company’s Board of Directors, a $10.0 million indemnity fund to support the Company’s existing indemnification obligations to continuing and departing directors in connection with the ongoing SEC investigation and related matters. Ligand has agreed to supplement the indemnity fund upon Dorsey’s request should the fund become insufficient to cover liabilities and defense costs required to be paid under the Company’s indemnification agreements. Upon the earlier of (i) the resolution of the SEC investigation and related matters, (ii) the expiration of 24 months after receipt of any written or oral communication initiated by the SEC regarding the investigation, (iii) written communications from the SEC that the investigation has been discontinued, or (iv) otherwise by the mutual agreement of the parties to terminate the indemnity fund agreement, Dorsey will remit the remaining balance of the fund to Ligand. The balance of this fund, amounting to $10.1 million, has been recorded as restricted indemnity account in the consolidated balance sheet as of December 31, 2007.

10. Common Stock Subject to Conditional Redemption—Pfizer Settlement Agreement

In April 1996, the Company and Pfizer entered into a settlement agreement with respect to a lawsuit filed in December 1994 by the Company against Pfizer. In connection with a collaborative research agreement the Company entered into with Pfizer in 1991, Pfizer purchased shares of the Company’s common stock. Under the terms of the settlement agreement, at the option of either the Company or Pfizer, milestone and royalty payments owed to the Company can be satisfied by Pfizer by transferring to the Company shares of the Company’s common stock at the exchange ratio of $12.375 per share. In accordance with EITF D-98, the remaining common stock issued and outstanding to Pfizer following the settlement was reclassified as common stock subject to conditional redemption (between liabilities and equity) since Pfizer has the option to settle milestone and royalties payments owed to the Company with the Company’s shares, and such option is not within the Company’s control. At December 31, 2007 and 2006, respectively, the remaining shares of the Company’s common stock that could be redeemed totaled approximately 998,000, which are reflected at the exchange ratio price of $12.375 for a total of $12.3 million.

11. Stockholders’ Equity

Stock Plans

The 2002 Stock Incentive Plan contains five separate equity programs—Discretionary Option Grant Program, Automatic Option Grant Program, Stock Issuance Program, Director Fee Option Grant Program and Other Stock Award Program (“the 2002 Plan”). On May 31, 2007, shareholders of the Company approved an amendment and restatement of the 2002 Plan. As of December 31, 2007, options for 2,223,032 shares of common stock were outstanding under the 2002 Plan and 3,372,416 shares remained available for future option grant or direct issuance.

Following is a summary of the Company’s stock option plan activity and related information:

	Shares	Weighted Average Exercise Price		Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (In thousands)
Balance at January 1, 2005	6,714,069	$12.11
Granted	966,280	8.13
Exercised	(109,225)	6.32
Forfeited	(158,731)	8.82
Cancelled	(410,736)	11.61

Balance at December 31, 2005	7,001,657	$11.76		5.95	$8,014

Exercisable at December 31, 2005	5,696,035	$12.50		5.31	$4,507

Balance at January 1, 2006	7,001,657	$11.76
Granted	1,268,696	10.88
Exercised	(1,227,830)	8.66
Forfeited	(404,654)	9.89
Cancelled	(871,483)	13.00

Balance at December 31, 2006	5,766,386	$12.17		6.04	$4,602

Exercisable at December 31, 2006	4,403,462	$12.85		5.15	$2,802

Balance at January 1, 2007	5,766,386	$10.43	(A)
Granted	843,936	7.06
Exercised	(648,277)	6.87
Forfeited	(589,893)	8.25
Cancelled	(3,149,120)	11.71

Balance at December 31, 2007	2,223,032	$8.87		5.17	$304

Exercisable at December 31, 2007	1,467,933	$9.72		3.52	$293

Options expected to vest as of December 31, 2007	2,159,052	$8.84		5.13	$303

(A)	Adjusted to reflect April 2007 equitable adjustment

The weighted-average grant-date fair value of all stock options granted during 2007 was $4.68 per share. The total intrinsic value of all options exercised during 2007 was $1.7 million. As of December 31, 2007, there was $3.1 million of total unrecognized compensation cost related to nonvested stock options. That cost is expected to be recognized over a weighted average period of 3.0 years.

Cash received from options exercised in 2007 and 2006 was $4.2 million and $8.9 million, respectively. As of December 31, 2007, there were approximately $0.2 million of receivables related to stock option exercises which were subsequently received in January 2008. There is no current tax benefit related to options exercised because of net operating losses (“NOLs”) for which a full valuation allowance has been established.

Following is a further breakdown of the options outstanding as of December 31, 2007:

	Options Outstanding			Options exercisable
Range of exercise prices	Options outstanding	Weighted average remaining life in years	Weighted average exercise price	Number exercisable	Weighted average exercise price
$0.01–$7.00	425,750	6.37	$5.0795	237,790	$4.4707
7.15– 7.15	462,626	8.39	7.1500	67,350	7.1500
7.44– 8.89	490,639	4.27	8.3504	372,531	8.2792
9.00–12.13	447,712	3.10	10.4027	394,566	10.5326
12.18–14.66	396,305	3.58	13.8510	395,696	13.8521

0.01–14.66	2,223,032	5.17	$8.8681	1,467,933	$9.7184

Restricted Stock Activity

	Shares	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2006	1,297	$11.56
Granted	320,300	9.69
Vested	(1,297)	11.56
Forfeited	(24,700)	7.15

Nonvested at December 31, 2007	295,600	$9.90

Restricted stock awards generally vest over three years. As of December 31, 2007, unrecognized compensation cost related to non-vested stock awards amounted to $1.7 million. That cost is expected to be recognized over a weighted average period of 1.5 years.

Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock, of which 1,600,000 are designated Series A Participating Preferred Stock (the “Preferred Stock”). The Board of Directors of Ligand has the authority to issue the Preferred Stock in one or more series and to fix the designation, powers, preferences, rights, qualifications, limitations and restrictions of the shares of each such series, including the dividend rights, dividend rate, conversion rights, voting rights, rights and terms of redemption (including sinking fund provisions), liquidation preferences and the number of shares constituting any such series, without any further vote or action by the stockholders. The rights and preferences of Preferred Stock may in all respects be superior and prior to the rights of the common stock. The issuance of the Preferred Stock could decrease the amount of earnings and assets available for distribution to holders of common stock or adversely affect the rights and powers, including voting rights, of the holders of the common stock and could have the effect of delaying, deferring or preventing a change in control of Ligand. As of December 31, 2007 and 2006, there are no preferred shares issued or outstanding.

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

Cash Dividend

On March 22, 2007, the Company declared a cash dividend on the common stock of the Company of $2.50 per share. As the Company has an accumulated deficit, the dividend was recorded as a charge against additional paid-in capital in the first quarter of 2007. The aggregate amount of $252.7 million was paid on April 19, 2007 to shareholders of record as of April 5, 2007.

Modification to Employee Stock Options

In February 2007, the Company’s shareholders approved a modification to the 2002 Stock Incentive Plan (the “2002 Plan”) to allow equitable adjustments to be made to options outstanding under the 2002 Plan. Effective April 2007, the Company reduced the exercise price by $2.50 (or to the par value of the stock for those options with an exercise price below $2.50 per share), as an equitable adjustment, for all options then outstanding under the 2002 Plan to reflect the special cash dividend. Under the requirements of SFAS 123(R), the Company recognized $1.8 million of stock compensation expense in connection with the equitable adjustment effective March 28, 2007, the date the Compensation Committee of the Company’s Board of Directors approved the equitable adjustment.

Share Repurchases

The Board of Directors authorized up to $100.0 million in share repurchases over the subsequent 12 months. In 2007, the Company repurchased 6.2 million shares of its common stock totaling $39.6 million. Subsequent to December 31, 2007 and through February 28, 2008, the Company repurchased an additional 0.3 million shares of its common stock totaling $1.6 million.

12. Collaboration Agreements and Royalty Matters

AVINZA Royalty

In connection with the sale of the Company’s AVINZA product line to King, King is required to pay Ligand a 15% royalty on AVINZA net sales during the first 20 months after the Closing Date, February 26, 2007. Subsequent royalty payments will be based upon calendar year net sales. If calendar year net sales are less than $200.0 million, the royalty payment will be 5% of all net sales. If calendar year net sales are greater than $200.0 million, the royalty payment will be 10% of all net sales less than $250.0 million, plus 15% of net sales greater than $250.0 million. On September 10, 2007, King reported that Actavis, a manufacturer of generic pharmaceutical products headquartered in Iceland, had filed with the FDA an Abbreviated New Drug Application, or ANDA, with a Paragraph IV Certification pertaining to AVINZA, the rights to which were acquired by King from us in February 2007. According to the report, Actavis’s Paragraph IV Certification sets forth allegations that U.S. Patent No. 6,066,339 (“the ‘339 patent”), which is listed in the FDA’s Approved Drug Products With Therapeutic Equivalence Evaluations, will not be infringed by Actavis’s manufacture, use, or sale of the product for which the ANDA was submitted. The expiration date for this patent is November 2017. King, King Pharmaceuticals Research and Development, Inc., Elan Corporation, plc and Elan Pharma International Ltd. jointly filed suit in federal district court in New Jersey on October 18, 2007 against Actavis, Inc. and Actavis Elizabeth LLC for patent infringement under the ‘339 patent. The lawsuit seeks a judgment that would, among other things, prevent Actavis from commercializing its proposed morphine product until after expiration of the ‘339 patent.

Product Candidates

The Company has in the past and in the future may receive milestone payments and royalties on product candidates resulting from its research and development collaboration arrangements with third party pharmaceutical companies if and to the extent any such product candidate achieves certain milestones and is ultimately approved by the FDA and successfully marketed. The ability of the Company to receive and maintain milestone payments and royalties will depend on the Company’s ability and the ability of the Company’s collaborative partners to avoid infringing the proprietary rights of others in the United States and in foreign countries. In addition, disputes with licensors under the Company’s license agreements have arisen and may arise in the future which could result in (i) additional financial liability which could be material, (ii) a material loss of important technology and potential products, and (iii) future or past related revenue, if any. Further, the manufacture, use or sale of the Company’s potential products or the Company’s partners’ products or potential products may infringe the patent rights of others. This could impact AVINZA, eltrombopag, bazedoxifene, lasofoxifene, LGD-4665 and any other products or potential products of the Company or the Company’s partners. The Company’s current product candidates are discussed below.

GlaxoSmithKline Collaboration—Eltrombopag

Eltrombopag is an oral, small molecule drug that mimics the activity of thrombopoietin, a protein factor that promotes growth and production of blood platelets. Eltrombopag is a product candidate that resulted from our collaboration with SmithKline Beecham (now GlaxoSmithKline). At the European Hematology Association meeting on June 9, 2007, GlaxoSmithKline announced positive Phase III data showing increased platelet count and significantly lower incidence of bleeding in patients with Idiopathic Thrombocytopenia Purpura (ITP). GlaxoSmithKline submitted a New Drug Application, or NDA, for approval to market eltrombopag (PROMACTATM/REVOLADETM ) on December 18, 2007. Two pivotal trials, one Phase III trial and one Phase II trial, were submitted to support the NDA submission. On March 3, 2008, the FDA accepted for filing and review GlaxoSmithKline’s NDA and granted a priority review status for PROMACTA® (eltrombopag) for treatment of chronic short-term ITP. Priority review is granted by the FDA for a treatment that addresses significant unmet medical needs or has the potential to provide a significant improvement compared to marketed products, and results in a review period of six months from the date of NDA submission. If approved, PROMACTA would be the first oral thrombopoietin receptor agonist therapy for the short-term treatment of previously treated patients with chronic ITP to increase platelet counts and reduce or prevent bleeding. Eltrombopag is currently in a Phase III trial for the long-term treatment of ITP. GlaxoSmithKline reported positive Phase II data in patients with thrombocytopenia associated with hepatitis C and initiated two Phase III trials in patients with hepatitis C in the fourth quarter of 2007. A Phase II study in patients with chemotherapy-induced thrombocytopenia has been completed and a Phase I study is ongoing in patients with sarcoma receiving the adriamycin and ifosfamide regimen.

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

In October 2007, the Company received a letter from Rockefeller University, or Rockefeller, claiming that it is owed 25% of the milestone payments received by the Company from its collaborative partner GlaxoSmithKline for eltrombopag and the backup compound SB-559448, as well as 25% of any future milestone and royalty payments that the Company may receive from GlaxoSmithKline based on the development and sale of these compounds. To date the Company has received $8 million of milestone payments from GlaxoSmithKline for these compounds. In the letter, Rockefeller also stated its rejection of the Company’s notice sent to Rockefeller on August 9, 2007 to terminate the September 30, 1992 license agreement between the

Company and Rockefeller. On March 4, 2008, the Company filed a declaratory judgment action against Rockefeller in the United States District Court for the Southern District of California seeking, among other things, a judicial determination that (i) eltrombopag and the backup compound SB-559448 (including the use of such compounds) do not embody any invention(s) described or claimed in certain licensed patent rights under the September 30, 1992 license agreement between the Company and Rockefeller, (ii) Rockefeller technical information was not essential to the discovery or development of eltrombopag and the backup compound SB-559448, (iii) the Company is not liable for any additional payments under its September 30, 1992 license agreement with Rockefeller beyond any payments that the Company has already made, and (iv) the September 30, 1992 license agreement between the Company and Rockefeller was terminated in November 2007, and that subsequent to the termination of such agreement, the Company is not liable for future payments under such agreement. Also on March 4, 2008, Rockefeller filed suit against the Company in the Supreme Court of the State of New York in New York County alleging, among other things, a breach by the Company of its September 30, 1992 license agreement with Rockefeller, as well as other causes of action for unjust enrichment, quantum meruit, specific performance to perform an audit and declaratory relief. The complaint seeks damages of at least $1.91 million, plus alleges that Rockefeller is entitled to 25% of payments to be received by the Company in the future related to Promacta and SB-559448 or from any third party in connection with certain products (which products, according to the complaint, include LGD-4665), and 5% of future net sales of certain of the Company’s products (which products, according to the complaint, include LGD-4665). The complaint requests a trial by jury, and also seeks to impose a constructive trust upon payments received by the Company to which Rockefeller claims it is owed a portion. The Company has reviewed all of these claims and does not believe that Rockefeller has a valid basis for any of its claims and intends to vigorously oppose all of these claims, including any Rockefeller claim for payment related to these matters.

Wyeth Collaboration—bazedoxifene and bazedoxifene in combination with PREMARIN

Bazedoxifene (Viviant) is a product candidate that resulted from the Company’s collaboration with Wyeth. Bazedoxifene is a synthetic drug that was specifically designed to reduce the risk of osteoporotic fractures while at the same time protecting breast and uterine tissue. In June 2006, Wyeth submitted an NDA for bazedoxifene to the FDA for the prevention of postmenopausal osteoporosis. The FDA issued an approvable letter for bazedoxifene for this indication in April 2007. Wyeth received a second approvable letter in December 2007 and plans to have further discussions with the FDA to discuss the issues raised for the prevention indication. Wyeth also submitted a second NDA for bazedoxifene in the U.S. in July 2007 for the treatment of osteoporosis and an MAA to EMEA in September 2007 for the prevention and treatment of osteoporosis. Wyeth announced in January 2008 that the FDA expects to convene an advisory committee in July 2008 to review both the treatment and prevention indications for osteoporosis. The FDA action date for the treatment NDA is at the end of May 2008, which is expected to change given the timing of the advisory committee.

Wyeth is also developing bazedoxifene in combination with PREMARIN (Aprela) as a progesterone-free treatment for menopausal symptoms. Two Phase III studies with bazedoxifene/conjugated estrogens (Aprela), showed reduced number and severity of hot flashes in symptomatic postmenopausal women by up to 80 percent, when compared with placebo.

The Company previously sold to Royalty Pharma AG, or Royalty Pharma, the rights to a total of 3.0% of net sales of bazedoxifene for a period of ten years following the first commercial sale of each product. After giving effect to the royalty sale, the Company will receive 0.5% of the first $400.0 million in net annual sales. If net annual sales are between $400.0 million and $1.0 billion, the Company will receive a royalty of 1.5% on the portion of net sales between $400.0 million and $1.0 billion, and if annual sales exceed $1.0 billion, the Company will receive a royalty of 2.5% on the portion of net sales exceeding $1.0 billion. Additionally, the royalty owed to Royalty Pharma may be reduced by one third if net product sales exceed certain thresholds across all indications.

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

Pfizer Collaboration—Lasofoxifene

Lasofoxifene is a product candidate that resulted from the Company’s collaboration with Pfizer. In August 2004, Pfizer submitted an NDA to the FDA for lasofoxifene for the prevention of osteoporosis in postmenopausal women. In September 2005, Pfizer announced the receipt of a non-approvable letter from the FDA for the prevention of osteoporosis. In December 2004, Pfizer filed a supplemental NDA for the use of lasofoxifene for the treatment of vaginal atrophy. In February 2006, Pfizer announced the receipt of a non-approvable letter from the FDA for vaginal atrophy. Pfizer has also announced that lasofoxifene is being developed for the treatment of osteoporosis. In April 2007, Pfizer announced completion of the Postmenopausal Evaluation and Risk Reduction with lasofoxifene (PEARL) Phase III study with favorable efficacy and safety. Pfizer submitted an NDA for osteoporosis treatment on December 18, 2007.

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

TAP Collaboration—LGD-2941

LGD-2941, a selective androgen receptor modulator, or SARM, was selected as a clinical candidate during Ligand’s collaboration with TAP. SARMs, such as LGD-2941, may contribute to the treatment of diseases including hypogonadism (low testosterone), sexual dysfunction, osteoporosis, frailty and cancer cachexia. Phase I studies were completed in the fourth quarter of 2007. The agreement further provides for milestones moving through the development stage and royalties ranging from 6.0% to 12.0% on annual net sales of drugs resulting from the collaboration.

13. Income Taxes

At December 31, 2007, the Company has federal net operating loss carryforwards of $241.5 million. At December 31, 2007, the Company has no state net operating loss carryforwards. The Company has $18.6 million of federal research and development credit carryforwards. Federal research and development credit carryforwards of $0.5 million expired at the beginning of 2007 with the remainder expiring through 2027, and the Company has $10.0 million ($6.5 million net of federal tax) of California research and development credit carryforwards that have no expiration date. In addition, the Company has alternative minimum tax carryforwards of $4.6 million.

Pursuant to Internal Revenue Code Sections 382 and 383, use of net operating loss and credit carryforwards may be limited if there were changes in ownership of more than 50%. The Company has completed a Section 382 study for Ligand, excluding Glycomed, and has determined that Ligand had an ownership change in 2005 and 2007. As a result of these ownership changes, utilization of Ligand’s net operating losses and credits are subject to limitations under Internal Revenue Code Sections 382 and 383. During 2007, the Company completed a 382 study for Seragen. As a result of the study, the Company determined that it had enough information to substantiate the NOLs attributable to Seragen that were previously not recorded. Accordingly, the Company increased its gross net operating losses by $36.2 million and reflected this adjustment in the table of deferred tax assets as an increase of $12.3 million tax effected and a corresponding adjustment to the related valuation allowance. The information necessary to determine if an ownership change related to Glycomed occurred prior to its acquisition by Ligand is not currently available. Accordingly, the Company has not reflected $57.8 million of potential gross net operating losses in its deferred tax assets. If information becomes available in the future to substantiate the ability to utilize these net operating losses not limited by Sections 382, the Company will record the deferred tax assets at such time.

The Company’s research and development credits pertain to federal and California jurisdictions. These jurisdictions require that the Company create minimum documentation and support. The Company has recently completed a formal study and believes that it maintains sufficient documentation to support the amounts of the research and development credits for the periods covered by the study.

Overall, the Company’s 2007 net income tax expense (continuing and discontinued operations) of $4.1 million is comprised of $3.5 million, $0.5 million, and $0.01 million for federal, state, and foreign, respectively. Reflected in the income tax expense of $4.1 million is income tax expense of $22.8 million from discontinued operations offset by income tax benefit of $18.7 million from continuing operations reflecting the utilization of losses from continuing operations against income from discontinued operations. The net tax expense reflects the net tax due on taxable income for 2007 that was not fully offset by net operating losses and research and development credit carryforwards due to federal and state alternative minimum tax requirements, and from state income taxes for certain states incurred after full utilization of state net operating loss and research and development credits.

Overall, the Company’s 2006 net income tax expense (continuing and discontinued operations) of $0.7 million is comprised of $0.6 million, $0.05 million, and $0.07 million for federal, state, and foreign, respectively. Reflected in the income tax expense of $0.7 million is income tax expense of $19.5 million from discontinued operations offset by income tax benefit of $18.8 million from continuing operations reflecting the utilization of losses from continuing operations against income from discontinued operations. The net tax expense reflects the net tax due on taxable income for 2006 that was not fully offset by net operating losses and research and development credit carryforwards due to federal and state alternative minimum tax requirements.

Overall, the Company’s 2005 net income tax expense (continuing and discontinued operations) of $0.1 million relates solely to foreign operations. Reflected in the income tax expense of $0.1 million is income tax expense of $6.4 million from discontinued operations offset by income tax benefit of $6.3 million from continuing operations reflecting the utilization of losses from continuing operations against income from discontinued operations.

The components of the income tax benefit for continuing operations are as follows (in thousands):

	Years Ended December 31,
	2007	2006	2005
Current Benefit:
Federal	$16,966	$17,122	$5,486
State	1,743	1,684	823
Foreign	(12)	—	—

	18,697	18,806	6,309

Deferred Benefit:
Federal	—	—	—
State	—	—	—
Foreign	—	—	—

	$18,697	$18,806	$6,309

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2007 and 2006 are shown below. A valuation allowance has been recognized to fully offset the net deferred tax assets as of December 31, 2007 and 2006 as realization of such assets is not more-likely-than-not.

	December 31,
	2007	2006
	(in thousands)
Deferred assets:
Net operating loss carryforwards	$82,117	$143,386
Research and AMT credit carryforwards	29,709	23,629
Capitalized research and development	856	1,524
Fixed assets and intangibles	4,002	4,288
Accrued expenses	6,041	16,450
Deferred revenue	—	9,825
Oncology sale escrow	—	7,469
Present value of AVINZA royalties	26,680	—
Organon termination asset	(22,292)	—
Organon termination liability	22,292	34,852
Organon royalty obligation	715	—
Deferred sale leaseback	10,206	10,898
Other	4,390	1,326

	164,716	253,647
Valuation allowance for deferred tax assets	(164,716)	(253,647)

Net deferred tax assets	$—	$—

As of December 31, 2007, $6.9 million of the valuation allowance for deferred tax assets related to benefits of stock option deductions which, when recognized, will be allocated directly to paid-in capital. For 2007 and 2006, stock option deductions did not impact the valuation allowance through paid-in capital. For 2005, $0.1 million of the change in the valuation allowance is related to benefits of stock option deductions. Additionally, other changes to the valuation allowance allocated directly to accumulated other comprehensive income (loss) are related to unrealized gains and losses on foreign currency transactions of $0.002 million, $0.4 million, and $(0.02) million for 2007, 2006, and 2005, respectively.

A reconciliation of income tax benefit for continuing operations to the amount computed by applying the statutory federal income tax rate to loss from continuing operations is summarized as follows (in thousands):

	Years Ended December 31,
	2007	2006	2005
Amounts computed at statutory federal rate	$18,174	$25,634	$14,397
State taxes net of federal benefit	1,220	6,500	817
Meals & entertainment	(19)	(113)	(134)
Stock-based compensation	(910)	(204)	—
Adjustment to NOLs and R&D tax credits	—	(49,226)	(11)
Federal research and development credits	1,287	353	112
Change in valuation allowance	(1,043)	35,862	(8,869)
Other	(12)	—	(3)

	$18,697	$18,806	$6,309

A reconciliation of income tax expense for discontinued operations to the amount computed by applying the statutory federal income tax rate to income from discontinued operations is summarized as follows (in thousands):

	Years Ended December 31,
	2007	2006	2005
Amounts computed at statutory federal rate	$(115,333)	$(15,087)	$(2,041)
State taxes net of federal benefit	3,109	(1,807)	(1,713)
Effect of foreign operations	—	(70)	(59)
Stock-based compensation	(40)	(204)	—
Release of FIN 48 liability	398	—	—
Federal research and development credits	—	—	401
Change in valuation allowance	89,001	(2,359)	(2,958)
Other	98	—	2

	$(22,767)	$(19,527)	$(6,368)

The Company adopted the provisions of FIN 48 on January 1, 2007. FIN 48 clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined in FIN 48 as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position.

As of the date of adoption, the Company’s gross liability for income taxes associated with uncertain tax positions totaled $8.9 million. As a result of the implementation of FIN 48, the Company recognized an increase of $0.4 million to reserve for uncertain tax positions which was recorded as a cumulative effect adjustment to accumulated deficit. In connection with the sale of the Company’s AVINZA product line in February 2007, certain unrecognized income tax benefits were resolved. Accordingly, $0.4 million was reversed as a benefit to the Company’s tax provision from discontinued operations in the first quarter of 2007. The Company’s remaining FIN 48 liabilities are presented net of the deferred tax asset balances on the accompanying consolidated balance sheet.

A reconciliation of the amount of unrecognized tax benefits at January 1, 2007 and December 31, 2007 is as follows (in thousands):

Balance at December 31, 2006	$8,520
Additions upon adoption	398
Additions based on tax positions related to the current year	947
Reductions for tax positions of prior years	(398)
Settlements	—

Balance at December 31, 2007	$9,467

Included in the balance of unrecognized tax benefits at December 31, 2007 is $9.5 million of tax benefits that, if recognized would result in adjustments to the related deferred tax assets and valuation allowance and not affect the Company’s effective tax rate.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2007, accrued interest related to uncertain tax positions is not material.

All of the Company’s tax years from 1991-2007 remain open to examination by the major taxing jurisdictions to which the Company is subject.

14. Summary of Unaudited Quarterly Financial Information

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2007 and 2006 (in thousands, except per share amounts).

	Quarter ended
	March 31	June 30	September 30	December 31
2007
Royalties	$—	$1,410	$5,229	$4,770
Collaborative research and development and other revenues	235	—	250	1,000
Total revenues	235	1,410	5,479	5,770
Research and development costs	15,602	8,751	9,838	10,432
General and administrative	14,167	7,516	4,856	3,871
Total operating costs and expenses	29,769	16,267	14,694	14,303
Gain on sale leaseback	491	491	491	491
Other income (expense), net	2,960	2,455	1,502	(198)
Income tax benefit	9,194	4,225	2,360	2,918
Loss from continuing operations	(16,889)	(7,686)	(4,862)	(5,322)
Discontinued operations	291,210	7,867	6,110	11,260
Net income	$274,321	$181	$1,248	$5,938
Basic and diluted per share amounts:
Loss from continuing operations	(0.17)	(0.08)	(0.05)	(0.06)
Discontinued operations	2.89	0.08	0.06	0.12
Net income	$2.72	$—	$0.01	$0.06
Weighted average number of common shares	100,686	99,878	96,542	95,223

	Quarter ended
	March 31	June 30	September 30	December 31
2006
Collaborative research and development and other revenues	$2,914	$1,063	$—	$—
Research and development costs	8,417	10,088	10,159	12,882
General and administrative	8,811	9,033	12,293	13,771
Total operating costs and expenses	17,228	19,121	22,452	26,653
Gain on sale leaseback	—	—	—	3,397
Other income, net	628	886	265	905
Income tax benefit	—	—	—	18,806
Loss from continuing operations	(13,686)	(17,172)	(22,187)	(3,545)
Discontinued operations	(128,543)	1,214	7,267	144,909
Net income (loss)	$(142,229)	$(15,958)	$(14,920)	$141,364
Basic and diluted per share amounts:
Loss from continuing operations	(0.18)	(0.22)	(0.28)	(0.04)
Discontinued operations	(1.66)	0.02	0.09	1.65
Net income (loss)	$(1.84)	$(0.20)	$(0.19)	$1.61
Weighted average number of common shares	77,497	78,540	78,670	87,678

15. Sale Leaseback

On October 25, 2006, the Company, along with its wholly-owned subsidiary Nexus, entered into an agreement with Slough for the sale of the Company’s real property located in San Diego, California for a purchase price of $47.6 million. This property, with a net book value of $14.5 million, included one building totaling approximately 82,500 square feet, the land on which the building is situated, and two adjacent vacant lots. As part of the sale transaction, the Company agreed to leaseback the building for a period of 15 years, as further described below. In connection with the sale transaction, on November 6, 2006, the Company also paid off the existing mortgage on the building of $11.6 million. The early payment triggered a prepayment penalty of $0.4 million. The sale transaction subsequently closed on November 9, 2006.

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

In accordance with SFAS 13, Accounting for Leases, the Company recognized an immediate pre-tax gain on the sale transaction of $3.1 million and deferred a gain of $29.5 million on the sale of the building. The deferred gain is recognized on a straight-line basis over the 15 year term of the lease at a rate of approximately $2.0 million per year. The amount of the deferred gain recognized in 2007 and 2006 was $2.0 million and $0.3 million, respectively.

16. Appointment of New CEO

On August 1, 2006, the Company announced that current director Henry F. Blissenbach had been named Chairman and interim Chief Executive Officer. The Company agreed to pay Dr. Blissenbach $40,000 per month, commencing August 1, 2006 for his services as Chairman and interim Chief Executive Officer. The Company also paid $100,000 in incentive compensation to Dr. Blissenbach in February 2007. Also, Dr. Blissenbach received a stock option grant to purchase 150,000 shares of the Company’s common stock at an exercise price of $6.70 per share (adjusted to reflect the March 22, 2007 equitable adjustment of employee stock options). These stock options vested upon the appointment of a new chief executive officer in January 2007. On January 15, 2007, the Company announced that John L. Higgins had joined the Company as Chief Executive Officer and President. Mr. Higgins succeeded Dr. Blissenbach, who continued to serve as Chairman of the Board of Directors until March 1, 2007.

17. Reductions in Workforce

In the fourth quarter of 2006, following the sale of the Company’s Oncology Product Line to Eisai, and in the first quarter of 2007, following the sale of AVINZA to King, the Company eliminated nearly 270 employee positions, across all functional areas, which were no longer deemed necessary as a result of the Company’s decision to sell its commercial assets and refocus the Company as a smaller, highly-focused research and development and royalty-driven biotechnology company. As a result, the Company recognized expenses of $2.9 million in 2006 and $11.3 million in 2007.

In December 2007, the Company entered into a plan to eliminate approximately 27 employee positions, across all functional areas, which were no longer deemed necessary in connection with the Company’s ongoing efforts to be a highly-focused research and development and royalty-driven biotech company. The affected employees were informed of the plan in December 2007 with an effective termination date of December 31, 2007 for the majority of the affected employees. The Company expects to complete the plan by the end of the first quarter of 2008. In connection with the termination plan, the Company recognized expenses of $1.1 million in the fourth quarter of 2007 which were paid in the first quarter of 2008.

18. Employment Retention Agreements and Severance Arrangements

In March 2006, the Company entered into letter agreements with approximately 67 key employees, including a number of its executive officers. In September 2006, the Company entered into letter agreements with ten additional employees and modified existing agreements with two employees. These letter agreements provided for certain retention or stay bonus payments to be paid in cash under specified circumstances as an additional incentive to remain employed in good standing with the Company through December 31, 2006. The Compensation Committee of the Board of Directors approved the Company’s entry into these agreements. In accordance with the SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, the cost of the plan was ratably accrued over the term of the agreements. Since the retention or stay bonus payments generally vested at the end of 2006 and the total payments to employees was paid in January 2007, the Company recognized $2.6 million of expense under the plan in 2006.

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

In connection with the preparation of this Form 10-K for the year ended December 31, 2007, management, under the supervision of the CEO and CFO, conducted an evaluation of disclosure controls and procedures. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2007.

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

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2007.

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2007, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. However, we are currently reviewing our controls and procedures based upon the significant reduction in staff as a result of our most recent restructuring.

BDO Seidman LLP, the Company’s independent registered public accountants, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, based on the COSO criteria; their report is included in Item 9A.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Ligand Pharmaceuticals Incorporated

San Diego, California

We have audited Ligand Pharmaceuticals Incorporated and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A(b), “Management’s Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Ligand Pharmaceuticals Incorporated maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Ligand Pharmaceuticals Incorporated as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity (deficit) and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2007 and our report dated February 28, 2008 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

Costa Mesa, California

February 28, 2008

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

The other information under Item 10 is hereby incorporated by reference from Ligand’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission on or prior to April 29, 2008. See also the identification of the executive officers following Item 4 of this Annual Report on Form 10-K.

Item 11.	Executive Compensation

Item 11 is hereby incorporated by reference from Ligand’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission on or prior to April 29, 2008.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 12 is hereby incorporated by reference from Ligand’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission on or prior to April 29, 2008.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Item 13 is hereby incorporated by reference from Ligand’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission on or prior to April 29, 2008.

Item 14.	Principal Accountant Fees and Services

Item 14 is hereby incorporated by reference from Ligand’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission on or prior to April 29, 2008.

PART IV

Item 15.	Exhibits and Financial Statement Schedule

(a) The following documents are included as part of this Annual Report on Form 10-K.

(1) Financial statements

Index to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Stockholders’ Equity (Deficit) and Comprehensive Income (Loss)
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

(2) Schedules not included herein have been omitted because they are not applicable or the required information is in the consolidated financial statements or notes thereto.

(3) The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

Exhibit Number	Description
2.1 (1)	Agreement and Plan of Reorganization dated May 11, 1998, by and among the Company, Knight Acquisition Corp. and Seragen, Inc. (Filed as Exhibit 2.1).

2.2 (1)	Option and Asset Purchase Agreement, dated May 11, 1998, by and among the Company, Marathon Biopharmaceuticals, LLC, 520 Commonwealth Avenue Real Estate Corp. and 660 Corporation. (Filed as Exhibit 10.3).

2.3 (12)	Asset Purchase Agreement among CoPharma, Inc., Marathon Biopharmaceuticals, Inc., Seragen, Inc. and the Company dated January 7, 2000. (The schedules referenced in this agreement have not been included because they are either disclosed in such agreement or do not contain information which is material to an investment decision (with certain confidential portions omitted). The Company agrees to furnish a copy of such schedules to the Commission upon request).

2.5 (1)	Form of Certificate of Merger for acquisition of Seragen, Inc. (Filed as Exhibit 2.2).

3.1 (1)	Amended and Restated Certificate of Incorporation of the Company. (Filed as Exhibit 3.2).

3.2 (1)	Bylaws of the Company, as amended. (Filed as Exhibit 3.3).

3.3 (2)	Amended Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Company.

3.4 (22)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company dated June 14, 2000.

3.5 (3)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company dated September 30, 2004.

3.6 (36)	Amendment to the Bylaws of the Company dated November 13, 2005. (Filed as Exhibit 3.1).

3.7 (62)	Amendment of Bylaws of the Company dated December 4, 2007. (Filed as Exhibit 3.1).

4.1 (4)	Specimen stock certificate for shares of Common Stock of the Company.

Exhibit Number	Description
4.2 (29)	Indenture dated November 26, 2002, between Ligand Pharmaceuticals Incorporated and J.P. Morgan Trust Company, National Association, as trustee, with respect to the 6% convertible subordinated notes due 2007. (Filed as Exhibit 4.3).

4.3 (29)	Form of 6% Convertible Subordinated Note due 2007. (Filed as Exhibit 4.4).

4.4 (29)	Pledge Agreement dated November 26, 2002, between Ligand Pharmaceuticals Incorporated and J.P. Morgan Trust Company, National Association. (Filed as Exhibit 4.5).

4.5 (29)	Control Agreement dated November 26, 2002, among Ligand Pharmaceuticals Incorporated, J.P. Morgan Trust Company, National Association and JP Morgan Chase Bank. (Filed as Exhibit 4.6).

4.6 (50)	2006 Preferred Shares Rights Agreement, by and between Ligand Pharmaceuticals Incorporated and Mellon Investor Services LLC, dated as of October 13, 2006. (Filed as Exhibit 4.1).

10.1 (41)	Second Amendment to Non-Qualified Deferred Compensation Plan.

10.2 (41)	Letter Agreement by and between the Company and Tod G. Mertes dated as of December 8, 2005.

10.3 (4)	Form of Stock Issuance Agreement.

10.30 (4)	Form of Proprietary Information and Inventions Agreement.

10.31 (4)	Agreement, dated March 9, 1992, between the Company and Baylor College of Medicine (with certain confidential portions omitted).

10.33 (4)	License Agreement, dated November 14, 1991, between the Company and Rockefeller University (with certain confidential portions omitted).

10.34 (4)	License Agreement and Bailment, dated July 22, 1991, between the Company and the Regents of the University of California (with certain confidential portions omitted).

10.35 (4)	Agreement, dated May 1, 1991, between the Company and Pfizer Inc (with certain confidential portions omitted).

10.36 (4)	License Agreement, dated July 3, 1990, between the Company and the Brigham and Woman’s Hospital, Inc. (with certain confidential portions omitted).

10.38 (4)	License Agreement, dated January 5, 1990, between the Company and the University of North Carolina at Chapel Hill (with certain confidential portions omitted).

10.41 (4)	License Agreement, dated October 1, 1989, between the Company and Institute Pasteur (with certain confidential portions omitted).

10.43 (4)	License Agreement, dated June 23, 1989, between the Company and La Jolla Cancer Research Foundation (with certain confidential portions omitted).

10.46 (4)	Form of Indemnification Agreement between the Company and each of its directors.

10.47 (4)	Form of Indemnification Agreement between the Company and each of its officers.

10.58 (4)	Stock Purchase Agreement, dated September 9, 1992, between the Company and Glaxo, Inc.

10.59 (4)	Research and Development Agreement, dated September 9, 1992, between the Company and Glaxo, Inc. (with certain confidential portions omitted).

10.60 (4)	Stock Transfer Agreement, dated September 30, 1992, between the Company and the Rockefeller University.

Exhibit Number	Description
10.61 (4)	Stock Transfer Agreement, dated September 30, 1992, between the Company and New York University.

10.62 (4)	License Agreement, dated September 30, 1992, between the Company and the Rockefeller University (with certain confidential portions omitted).

10.67 (4)	Letter Agreement, dated September 11, 1992, between the Company and Mr. Paul Maier.

10.73 (14)	Supplementary Agreement, dated October 1, 1993, between the Company and Pfizer, Inc. to Agreement, dated May 1, 1991.

10.78 (15)	Research, Development and License Agreement, dated July 6, 1994, between the Company and Abbott Laboratories (with certain confidential portions omitted). (Filed as Exhibit 10.75).

10.83 (15)	Option Agreement, dated September 2, 1994, between the Company and American Home Products Corporation, as represented by its Wyeth-Ayerst Research Division (with certain confidential portions omitted). (Filed as Exhibit 10.80).

10.93 (5)	Indemnity Agreement, dated June 3, 1995, between the Company, Allergan, Inc. and Allergan Ligand Retinoid Therapeutics, Inc.

10.97 (5)	Research, Development and License Agreement, dated December 29, 1994, between SmithKline Beecham Corporation and the Company (with certain confidential portions omitted).

10.98 (5)	Stock and Note Purchase Agreement, dated February 2, 1995, between SmithKline Beecham Corporation, S.R. One, Limited and the Company (with certain confidential portions omitted).

10.140 (19)	Promissory Notes, General Security Agreements and a Credit Terms and Conditions letter dated March 31, 1995, between the Company and Imperial Bank (Filed as Exhibit 10.101).

10.148 (16)	Lease, dated July 6, 1994, between the Company and Chevron/Nexus partnership, First Amendment to lease dated July 6, 1994.

10.149 (17)	Successor Employment Agreement, signed May 1, 1996, between the Company and David E. Robinson.

10.150 (6)	Master Lease Agreement, signed May 30, 1996, between the Company and USL Capital Corporation.

10.151 (17)	Settlement Agreement and Mutual Release of all Claims, signed April 20, 1996, between the Company and Pfizer, Inc. (with certain confidential portions omitted).

10.152 (17)	Letter Amendment to Abbott Agreement, dated March 14, 1996, between the Company and Abbott Laboratories (with certain confidential portions omitted).

10.153 (18)	Letter Agreement, dated August 8, 1996, between the Company and Dr. Andres Negro-Vilar.

10.155 (6)	Letter Agreement, dated November 4, 1996, between the Company and William Pettit.

10.157 (6)	Master Lease Agreement, signed February 13, 1997, between the Company and Lease Management Services.

10.158 (6)	Lease, dated March 7, 1997, between the Company and Nexus Equity VI LLC.

10.161 (20)	Settlement Agreement, License and Mutual General Release between Ligand Pharmaceuticals and SRI/LJCRF, dated August 23, 1995 (with certain confidential portions omitted).

10.163 (21)	Extension of Master Lease Agreement between Lease Management Services and Ligand Pharmaceuticals dated July 29, 1997.

Exhibit Number	Description
10.165 (7)	Amended and Restated Technology Cross License Agreement, dated September 24, 1997, among the Company, Allergan, Inc. and Allergan Ligand Retinoid Therapeutics, Inc.

10.167 (7)	Development and License Agreement, dated November 25, 1997, between the Company and Eli Lilly and Company (with certain confidential portions omitted).

10.168 (7)	Collaboration Agreement, dated November 25, 1997, among the Company, Eli Lilly and Company, and Allergan Ligand Retinoid Therapeutics, Inc. (with certain confidential portions omitted).

10.169 (7)	Option and Wholesale Purchase Agreement, dated November 25, 1997, between the Company and Eli Lilly and Company (with certain confidential portions omitted).

10.171 (7)	First Amendment to Option and Wholesale Purchase Agreement dated February 23, 1998, between the Company and Eli Lilly and Company (with certain confidential portions omitted).

10.172 (7)	Second Amendment to Option and Wholesale Purchase Agreement, dated March 16, 1998, between the Company and Eli Lilly and Company (with certain confidential portions omitted).

10.176 (8)	Secured Promissory Note, dated March 7, 1997, in the face amount of $3,650,000, payable to the Company by Nexus Equity VI LLC. (Filed as Exhibit 10.1).

10.177 (8)	Amended memorandum of Lease effective March 7, 1997, between the Company and Nexus Equity VI LLC. (Filed as Exhibit 10.2).

10.178 (8)	First Amendment to Lease, dated March 7, 1997, between the Company and Nexus Equity VI LLC. (Filed as Exhibit 10.3).

10.179 (8)	First Amendment to Secured Promissory Note, date March 7, 1997, payable to the Nexus Equity VI LLC. (Filed as Exhibit 10.4).

10.184 (9)	Letter agreement, dated May 11, 1998, by and among the Company, Eli Lilly and Company and Seragen, Inc. (Filed as Exhibit 99.6).

10.185 (1)	Amendment No. 3 to Option and Wholesale Purchase Agreement, dated May 11, 1998, by and between Eli Lilly and Company and the Company. (Filed as Exhibit 10.6).

10.186 (1)	Agreement, dated May 11, 1998, by and among Eli Lilly and Company, the Company and Seragen, Inc. (Filed as Exhibit 10.7).

10.188 (9)	Settlement Agreement, dated May 1, 1998, by and among Seragen, Inc., Seragen Biopharmaceuticals Ltd./Seragen Biopharmaceutique Ltee, Sofinov Societe Financiere D’Innovation Inc., Societe Innovatech Du Grand Montreal, MDS Health Ventures Inc., Canadian Medical Discoveries Fund Inc., Royal Bank Capital Corporation and Health Care and Biotechnology Venture Fund (Filed as Exhibit 99.2).

10.189 (9)	Accord and Satisfaction Agreement, dated May 11, 1998, by and among Seragen, Inc., Seragen Technology, Inc., Trustees of Boston University, Seragen LLC, Marathon Biopharmaceuticals, LLC, United States Surgical Corporation, Leon C. Hirsch, Turi Josefsen, Gerald S.J. and Loretta P. Cassidy, Reed R. Prior, Jean C. Nichols, Elizabeth C. Chen, Robert W. Crane, Shoreline Pacific Institutional Finance, Lehman Brothers Inc., 520 Commonwealth Avenue Real Estate Corp. and 660 Corporation (Filed as Exhibit 99.4).

10.191 (8)	Letter of Agreement dated September 28, 1998 among the Company, Elan Corporation, plc and Elan International Services, Ltd. (with certain confidential portions omitted), (Filed as Exhibit 10.5).

10.198 (10)	Stock Purchase Agreement by and between the Company and Warner-Lambert Company dated September 1, 1999 (with certain confidential portions omitted). (Filed as Exhibit 10.2).

Exhibit Number	Description
10.200 (10)	Nonexclusive Sublicense Agreement, effective September 8, 1999, by and among Seragen, Inc., Hoffmann-La Roche Inc. and F. Hoffmann-La Roche Ltd. (with certain confidential portions omitted). (Filed as Exhibit 10.4).

10.203 (10)	License Agreement effective June 30, 1999 by and between the Company and X-Ceptor Therapeutics, Inc. (with certain confidential portions omitted). (Filed as Exhibit 10.7).

10.218 (11)	Royalty Stream Purchase Agreement dated as of December 31, 1999 among Seragen, Inc., the Company, Pharmaceutical Partners, L.L.C., Bioventure Investments, Kft, and Pharmaceutical Royalties, LLC. (with certain confidential portions omitted).

10.220 (12)	Research, Development and License Agreement by and between Organon Company and Ligand Pharmaceuticals Incorporated dated February 11, 2000 (with certain confidential portions omitted).

10.224 (13)	Research, Development and License Agreement by and between Bristol Myers Squibb Company and Ligand Pharmaceuticals Incorporated dated May 19, 2000 (with certain confidential portions omitted).

10.230 (22)	Amended and Restated Registration Rights Agreement, dated as of June 29, 2000 among the Company and certain of its investors.

10.231 (2)	Marketing and Distribution Agreement with Ferrer Internacional S.A. to market and distribute Ligand Pharmaceuticals Incorporated products in Spain, Portugal and Greece. (Filed as Exhibit 10.3).

10.232 (2)	Marketing and Distribution Agreement with Ferrer Internacional S.A. to market and distribute Ligand Pharmaceuticals Incorporated products in Central and South America. (Filed as Exhibit 10.4).

10.235 (23)	Distributorship Agreement, dated February 29, 2001, between the Company and Elan Pharma International Limited (with certain confidential portions omitted).

10.238 (24)	Letter Agreement, dated May 17, 2001, between the Company and Gian Aliprandi.

10.239 (24)	Research, Development and License Agreement by and between the Company and TAP Pharmaceutical Products Inc. dated June 22, 2001 (with certain confidential portions omitted).

10.240 (25)	Letter Agreement, dated December 13, 2001, between the Company and Warner R. Broaddus, Esq.

10.242 (25)	First Addendum to Amended and Restated Registration Rights Agreement dated June 29, 2000, effective as of December 20, 2001.

10.244 (26)	Second Addendum to Amended and Restated Registration Rights Agreement dated June 29, 2000, effective as of March 28, 2002.

10.245 (26)	Purchase Agreement, dated March 6, 2002, between the Company and Pharmaceutical Royalties International (Cayman) Ltd.

10.246 (27)	Amended and Restated License Agreement Between The Salk Institute for Biological Studies and the Company (with certain confidential portions omitted).

10.247 (28)	Amendment Number 1 to Purchase Agreement, dated July 29, 2002, between the Company and Pharmaceutical Royalties International (Cayman) Ltd.

10.250 (30)	Amended and Restated License and Supply Agreement, dated December 6, 2002, between the Company, Elan Corporation, plc and Elan Management Limited (with certain confidential portions omitted).

Exhibit Number	Description
10.252 (30)	Amendment Number 1 to Amended and Restated Registration Rights Agreement, dated November 12, 2002, between the Company and Elan Corporation plc and Elan International Services, Ltd.

10.253 (30)	Second Amendment to Purchase Agreement, dated December 19, 2002, between the Company and Pharmaceuticals Royalties International (Cayman) Ltd.

10.254 (30)	Amendment Number 3 to Purchase Agreement, dated December 30, 2002, between the Company and Pharmaceuticals Royalties International (Cayman) Ltd. (with certain confidential portions omitted).

10.255 (30)	Purchase Agreement, dated December 30, 2002, between the Company and Pharmaceuticals Royalties International (Cayman) Ltd. (with certain confidential portions omitted).

10.256 (31)	Co-Promotion Agreement, dated January 1, 2003, by and between the Company and Organon Pharmaceuticals USA Inc. (with certain confidential portions omitted).

10.257 (32)	Letter Agreement, dated June 26, 2002, between the Company and James J. L’Italien, Ph.D.

10.258 (32)	Letter Agreement, dated May 20, 2003, between the Company and Tod G. Mertes.

10.259 (32)	Amendment No. 2 to Amended and Restated Registration Rights Agreement, dated June 25, 2003.

10.261 (33)	Letter Agreement, dated July 1, 2003, between the Company and Paul V. Maier.

10.262 (33)	Letter Agreement, dated July 1, 2003, between the Company and Ronald C. Eld.

10.263 (33)	Separation Agreement and General Release, effective July 10, 2003, between the Company and Thomas H. Silberg (with certain confidential portions omitted).

10.264 (34)	Option Agreement Between Investors Trust & Custodial Services (Ireland) Ltd., as Trustee for Royalty Pharma, Royalty Pharma Finance Trust and the Company, dated October 1, 2003 (with certain confidential portions omitted).

10.265 (34)	Amendment to Purchase Agreement Between Royalty Pharma Finance Trust and the Company, dated October 1, 2003 (with certain confidential portions omitted).

10.266 (34)	Manufacture and Supply Agreement between Seragen and Cambrex Bio Science Hopkinton, Inc., dated October 11, 2003 (with certain confidential portions omitted).

10.267 (42)	2002 Stock Incentive Plan (as amended and restated through March 9, 2006).

10.268 (34)	2002 Employee Stock Purchase Plan, dated July 1, 2002 (as amended through June 30, 2003).

10.269 (34)	Form of Stock Option Agreement.

10.270 (34)	Form of Employee Stock Purchase Plan Stock Purchase Agreement.

10.271 (34)	Form of Automatic Stock Option Agreement.

10.272 (34)	Form of Director Fee Stock Option Agreement.

10.273 (35)	Letter Agreement, dated as of February 26, 2004, between the Company and Martin Meglasson.

10.274 (35)	Adoption Agreement for Smith Barney Inc. Execchoice (R) Nonqualified Deferred Compensation Plan.

10.275 (35)	Commercial Supply Agreement, dated February 27, 2004, between Seragen Incorporated and Holister-Stier Laboratories LLC (with certain confidential portions omitted).

Exhibit Number	Description
10.276 (35)	Manufacturing and Packaging Agreement, dated February 13, 2004 between Cardinal Health PTS, LLC and the Company (with certain confidential portions omitted).

10.277 (35)	Letter Agreement, dated July 1, 2003 between the Company and William A. Pettit.

10.278 (37)	Letter Agreement, dated as of October 1, 2004, between the Company and Eric S. Groves.

10.279 (37)	Form of Distribution, Storage, Data and Inventory Management Services Agreement.

10.280 (37)	Amendment Number 1 to the Option Agreement between Investors Trust & Custodial Services (Ireland) Ltd., solely in its capacity as Trustee for Royalty Pharma, Royalty Pharma Finance Trust and Ligand Pharmaceuticals Incorporated dated November 5, 2004.

10.281 (37)	Amendment to Agreement among Ligand Pharmaceuticals Incorporated, Seragen, Inc. and Eli Lilly and Company dated November 8, 2004.

10.282 (37)	Amendment to Purchase Agreement between Royalty Pharma Finance Trust, Ligand Pharmaceuticals Incorporated & Investors Trust and Custodial Services (Ireland) Ltd., solely in its capacity as Trustee of Royalty Pharma dated November 5, 2004.

10.283 (39)	Form of Management Lockup Agreement.

10.284 (39)	Letter Agreement, dated March 11, 2005, between the Company and Andres Negro Vilar.

10.285 (39)	Confidential Interference Settlement Agreement dated March 11, 2005, by and between the Company, SRI International and The Burnham Institute.

10.286 (40)	Letter Agreement dated as of July 28, 2005 between the Company and Taylor J. Crouch.

10.287 (42)	Amended and Restated Research, Development and License Agreement dated as of December 1, 2005 between the Company and Wyeth (formerly American Home Products Corporation) (with certain confidential portions omitted).

10.288 (38)	Settlement Agreement dated as of December 2, 2005 by and among Ligand Pharmaceuticals Incorporated and Third Point LLC, Third Point Offshore Fund, Ltd., Third Point Partners LP, Third Point Ultra Ltd., Lyxor/Third Point Fund Ltd., and Third Point Partners Qualified LP. (Filed as Exhibit 10.1).

10.289 (42)	Form of Stock Issuance Agreement for non-employee directors.

10.290 (42)	Form of Amended and Restated Director Fee Stock Option Agreement for 2005 award to Alexander Cross.

10.291 (42)	Form of Amended and Restated Director Fee Stock Option Agreement for 2005 award to Henry Blissenbach, John Groom, Irving Johnson, John Kozarich, Daniel Loeb, Carl Peck, Jeffrey Perry, Brigette Roberts and Michael Rocca.

10.292 (43)	Termination and Return of Rights Agreement between Ligand Pharmaceuticals Incorporated and Organon USA Inc. dated as of January 1, 2006.

10.292A (44)	Form of Letter Agreement between the Company and certain of its officers dated as of March 1, 2006 (Filed as Exhibit 10.292).

10.293 (46)	First Amendment to the Manufacturing and Packaging Agreement between Cardinal Health PTS, LLC and Ligand Pharmaceuticals Incorporated (with certain confidential portions omitted).

10.294 (48)	Purchase Agreement, by and between Ligand Pharmaceuticals Incorporated, King Pharmaceuticals, Inc. and King Pharmaceuticals Research and Development, Inc., dated as of September 6, 2006.

Exhibit Number	Description
10.295 (49)	Contract Sales Force Agreement, by and between Ligand Pharmaceuticals Incorporated and King Pharmaceuticals, Inc. dated as of September 6, 2006.

10.296 (48)	Purchase Agreement, by and among Ligand Pharmaceuticals Incorporated, Seragen, Inc., Eisai Inc. and Eisai Co., Ltd., dated as of September 7, 2006.

10.297 (45)	Separation Agreement dated as of July 31, 2006 by and between the Company and David E. Robinson.

10.298 (53)	Offer letter/employment agreement by and between the Company and Henry F. Blissenbach, dated as of August 1, 2006.

10.299 (47)	Form of Letter Agreement (Change of Control Severance Agreement) by and between the Company and certain officers dated as of August 25, 2006.

10.300 (47)	Form of Letter Agreement (Ordinary Severance Agreement) by and between the Company and certain officers dated as of August 25, 2006.

10.301 (59)	Stipulation of Settlement by and among Plaintiffs and Ligand Pharmaceuticals, Inc. et al., In re Ligand Pharmaceuticals Inc. Securities Litigation, United States District Court, District of Southern California, dated as of June 28, 2006, approved by Order dated October 16, 2006.

10.302 (59)	Stipulation of Settlement by and among Plaintiffs and Ligand Pharmaceuticals, Inc. et al., In re Ligand Pharmaceuticals Inc. Derivative Litigation, Superior Court of California, County of San Diego, dated as of September 19, 2006, approved by Order dated October 12, 2006.

10.303 (59)	Loan Agreement by and between Ligand Pharmaceuticals Incorporated and King Pharmaceuticals, 303 Inc. dated as of October 12, 2006.

10.304 (55)	Letter Agreement by and between Ligand and King Pharmaceuticals, Inc. effective as of December 29, 2006.

10.305 (55)	Amendment Number 1 to Purchase Agreement, Contract Sales Force Agreement and Confidentiality Agreement by and between Ligand and King Pharmaceuticals, Inc. effective as of November 30, 2006.

10.306 (52)	Purchase Agreement and Escrow Instructions by and between Nexus Equity VI, LLC, a California Limited Liability Company, and Ligand Pharmaceuticals Incorporated, a Delaware Corporation and Slough Estates USA Inc., a Delaware corporation dated October 25, 2006.

10.307 (54)	Amendment No. 1 to the Stockholders Agreement effective as of December 12, 2006, by and among Ligand Pharmaceutical Incorporated and Third Point LLC, Third Point Offshore Fund, Ltd., Third Point Partners LP, Third Point Ultra Ltd., Lyxor/Third Point Fund Ltd., and Third Point Partners Qualified LP.

10.308 (59)	2006 Employee Severance Plan dated as of October 4, 2006.

10.309 (59)	Form of Letter Agreement regarding Change of Control Severance Benefits between the Company and its officers.

10.310 (51)	Form of Letter Agreement by and between the Company and Tod G. Mertes dated as of October 19, 2006.

10.311 (56)	Letter Agreement by and between the Company and John L. Higgins dated as of January 10, 2007.

10.312 (57)	Amendment Number 2 to Purchase Agreement, by and between the Company and King Pharmaceuticals, Inc. effective as of February 26, 2007.

Exhibit Number	Description
10.313 (58)	Indemnity Fund Agreement.

10.314 (60)	Letter Agreement by and between the Company and John P. Sharp dated as of March 30, 2007. (Filed as Exhibit 10.1).

10.315 (61)	Form of Executive Officer Change in Control Severance Agreement. (Filed as Exhibit 10.1).

10.316 (62)	Third Amendment to the Company’s Nonqualified Deferred Compensation Plan effective as of December 4, 2007. (Filed as Exhibit 10.1).

10.317 (63)	Sublease Agreement between the Company and eBIOSCIENCE, INC., effective as of December 13, 2007. (Filed as Exhibit 10.1).

10.318	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under the Company’s 2002 Stock Incentive Plan.

10.319	Form of Amendment to Restricted Stock Agreement for executive officers other than Chief Executive Officer.

10.320	Amendment to Restricted Stock Agreement between the Company and John L. Higgins.

14.1 (34)	Code of Business Conduct and Ethics.

21.1	Subsidiaries of Registrant (See “Business”).

24.1	Power of Attorney (See page 110).

31.1	Certification by Principal Executive Officer, Pursuant to Rules 13a-14 (a) and 15d-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer, Pursuant to Rules 13a-14 (a) and 15d-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Registration Statement on Form S-4 (No. 333-58823) filed on July 9, 1998.
(2)	This exhibit was previously filed as part of and is hereby incorporated by reference to same numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 1999.
(3)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004.
(4)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Registration Statement on Form S-1 (No. 33-47257) filed on April 16, 1992 as amended.
(5)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Registration Statement on Form S-1/S-3 (No. 33-87598 and 33-87600) filed on December 20, 1994, as amended.
(6)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Annual Report on Form 10-K for the period ended December 31, 1996.
(7)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Annual Report on Form 10-K for the period ended December 31, 1997.
(8)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 1998.

(9)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Current Report on Form 8-K of Seragen, Inc. filed on May 15, 1998.
(10)	This exhibit was previously filed as part of and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 1999.
(11)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Annual Report on Form 10-K for the period ended December 31, 1999.
(12)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2000.
(13)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2000.
(14)	This exhibit was previously filed as part of, and are hereby incorporated by reference to the same numbered exhibit filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 1993.
(15)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 1994.
(16)	This exhibit was previously filed, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 1995.
(17)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Quarterly report on Form 10-Q for the period ended June 30, 1996.
(18)	This exhibit was previously filed as part of, and is hereby incorporated by reference at the same numbered exhibit filed with the Company’s Quarterly report on Form 10-Q for the period ended September 30, 1996.
(19)	This exhibit was previously filed as part of, and are hereby incorporated by reference to the same numbered exhibit filed with the Company’s Quarterly report on Form 10-Q for the period ended September 30, 1995.
(20)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 1997.
(21)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1997.
(22)	This exhibit was previously filed as part of, and are hereby incorporated by reference to the same numbered exhibit filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.
(23)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2001.
(24)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2001.
(25)	This exhibit was previously filed as part of, and are hereby incorporated by reference to the same numbered exhibit filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.
(26)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2002.
(27)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002.
(28)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2002.
(29)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Registration Statement on Form S-3 (No. 333-102483) filed on January 13, 2003, as amended.
(30)	This exhibit was previously filed as part of, and are hereby incorporated by reference to the same numbered exhibit filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.
(31)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2003.
(32)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2003.
(33)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2003.

(34)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.
(35)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2004.
(36)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on November 14, 2005.
(37)	This exhibit was previously filed as part of, and are hereby incorporated by reference to the same numbered exhibit filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
(38)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on December 5, 2005.
(39)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2005.
(40)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2005.
(41)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Current Report on Form 8-K filed on December 14, 2005.
(42)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Registration Statement on Form S-1 (no. 333-131029) filed on January 13, 2006 as amended.
(43)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with an Amendment to the Company’s Registration Statement on Form S-1 (No. 333-1031029) filed on February 10, 2006.
(44)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2006.
(45)	This exhibit was previously filed as part of, and is being incorporated by reference to the numbered exhibit filed with the Company’s Current Report Form 8-K filed on August 4, 2006.
(46)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2006.
(47)	This exhibit was previously filed as part of, and is being incorporated by reference to the numbered exhibit filed with the Company’s Current Report Form 8-K filed on August 30, 2006.
(48)	This exhibit was previously filed as part of, and is being incorporated by reference to the numbered exhibit filed with the Company’s Current Report Form 8-K filed on September 11, 2006.
(49)	This exhibit was previously filed as part of, and is being incorporated by reference to the numbered exhibit filed with the Company’s Current Report Form 8-K filed on September 12, 2006.
(50)	This exhibit was previously filed as part of, and is being incorporated by reference to the numbered exhibit filed with the Company’s Current Report Form 8-K filed on October 17, 2006.
(51)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on October 20, 2006.
(52)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on October 31, 2006.
(53)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2006.
(54)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on December 14, 2006.
(55)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on January 5, 2007.
(56)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on January 16, 2007.
(57)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on February 28, 2007.
(58)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on March 5, 2007.

(59)	This exhibit was previously filed as part of, and are hereby incorporated by reference to the same numbered exhibit filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
(60)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on May 4, 2007.
(61)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on August 22, 2007.
(62)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on December 6, 2007.
(63)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on December 19, 2007.

(4)(d) Financial Statement Schedule

Schedules not included herein have been omitted because they are not applicable or the required information is in the consolidated financial statements or notes thereto.

Schedule II—Valuation and Qualifying Accounts (in thousands)

	Balance at Beginning of Period	Charges	Deductions		Other		Balance at End of Period
December 31, 2007:
Allowance for doubtful accounts and cash discounts	$530	$569	$899		$—		$200
Reserve for inventory valuation	153	14	—		(167	) (A)	—
Valuation allowance on deferred tax assets	253,647	—	88,917		(14)		164,716

December 31, 2006:
Allowance for doubtful accounts and cash discounts	$854	$4,167	$4,491		$—		$530
Reserve for inventory valuation	1,745	1,842	2,382		(1,052	) (B)	153
Valuation allowance on deferred tax assets	300,630	—	47,363	(C)	380		253,647

December 31, 2005:
Allowance for doubtful accounts and cash discounts	$1,097	$4,778	$5,021		$—		$854
Reserve for inventory valuation	1,027	1,387	669		—		1,745
Valuation allowance on deferred tax assets	286,225	14,495	—		(90)		300,630

(A)	This reserve was adjusted in connection with the accounting for the sale of the AVINZA Product Line on February 26, 2007.
(B)	This reserve was adjusted in connection with the accounting for the sale of the Oncology Product Line on October 25, 2006.
(C)	Pursuant to Internal Revenue Code Sections 382 and 383, use of net operating loss and credit carryforwards may be limited if there were changes in ownership of more than 50%. The Company has completed a Section 382 study for Ligand, excluding Glycomed, and has determined that Ligand had an ownership change in 2005 and 2007. As a result of these ownership changes, utilization of Ligand’s net operating losses and credits are subject to limitations under Internal Revenue Code Sections 382 and 383. The information necessary to determine if an ownership change related to Glycomed occurred prior to its acquisition by Ligand is not currently available. Accordingly, this amount includes an adjustment to reduce deferred tax assets and the related valuation allowance for such tax net operating loss and credit carryforwards. If information becomes available in the future to substantiate the amount of these net operating losses and credits not limited by Section 382 and 383, the Company will record the deferred tax assets at such time.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIGAND PHARMACEUTICALS INCORPORATED

By:	/s/ JOHN L. HIGGINS
John L. Higgins,
President and Chief Executive Officer

Date: March 4, 2008

POWER OF ATTORNEY

Know all men by these presents, that each person whose signature appears below constitutes and appoints John L. Higgins or John P. Sharp, his or her attorney-in-fact, with power of substitution in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that the attorney-in-fact or his or her substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN L. HIGGINS John L. Higgins	President, Chief Executive Officer and Director (Principal Executive Officer )	March 4, 2008

/s/ JOHN P. SHARP John P. Sharp	Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	March 4, 2008

/s/ JASON M. ARYEH Jason M. Aryeh	Director	March 4, 2008

/s/ TODD C. DAVIS Todd C. Davis	Director	March 4, 2008

/s/ ELIZABETH M. GREETHAM Elizabeth M. Greetham	Director	March 4, 2008

/s/ DAVID M. KNOTT David M. Knott	Director	March 4, 2008

/s/ JOHN W. KOZARICH John W. Kozarich	Director	March 4, 2008

/s/ JEFFREY R. PERRY Jeffrey R. Perry	Director	March 4, 2008