Form 10-Q
period 2008-03-31
LIGAND PHARMACEUTICALS INC
filed 2008-05-08
CIK 886163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008 or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period From              to             .

Commission File Number: 001-33093

LIGAND PHARMACEUTICALS INCORPORATED

(Exact Name of Registrant as Specified in its Charter)

Delaware	77-0160744
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

10275 Science Center Drive San Diego, CA	92121-1117
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (858) 550-7500

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer, large accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 30, 2008, the registrant had 94,918,149 shares of common stock outstanding.

LIGAND PHARMACEUTICALS INCORPORATED

QUARTERLY REPORT

FORM 10-Q

*	No information provided due to inapplicability of item.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

LIGAND PHARMACEUTICALS INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share data)

	March 31, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$59,543	$76,812
Short-term investments	30,685	17,596
Current portion of co-promote termination payments receivable	8,651	10,467
Other current assets	3,020	5,068

Total current assets	101,899	109,943
Restricted investments	1,411	1,411
Property and equipment, net	2,091	2,865
Long-term portion of co-promote termination payments receivable	50,726	48,989
Restricted indemnity account	10,138	10,070

Total assets	$166,265	$173,278

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,760	$12,682
Accrued liabilities	21,698	24,327
Current portion of deferred gain	1,964	1,964
Current portion of co-promote termination liability	8,651	10,467
Current portion of equipment financing obligations	1,238	1,528

Total current liabilities	44,311	50,968
Long-term portion of co-promote termination liability	50,726	48,989
Long-term portion of equipment financing obligations	403	627
Deferred revenue, net	2,546	2,546
Long-term portion of deferred gain	24,765	25,256
Other long-term liabilities	6,635	3,432

Total liabilities	129,386	131,818

Commitments and contingencies
Common stock subject to conditional redemption; 997,568 shares issued and outstanding at March 31, 2008 and December 31, 2007	12,345	12,345

Stockholders’ equity:
Convertible preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 100,544,339 and 100,543,370 shares issued at March 31, 2008 and December 31, 2007, respectively	101	101
Additional paid-in capital	652,055	651,038
Accumulated other comprehensive income (loss)	(43)	9
Accumulated deficit	(585,445)	(581,512)

	66,668	69,636
Treasury stock, at cost; 6,607,905 and 6,263,151 shares at March 31, 2008 and December 31, 2007, respectively	(42,134)	(40,521)

Total stockholders’ equity	24,534	29,115

Total liabilities and stockholders’ equity	$166,265	$173,278

See accompanying notes.

LIGAND PHARMACEUTICALS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except share data)

	Three Months Ended March 31,
	2008	2007
Revenues:
Royalties	$4,874	$—
Collaborative research and development and other revenues	—	235

Total revenues	4,874	235

Operating costs and expenses:
Research and development	7,165	15,602
General and administrative	10,099	14,167

Total operating costs and expenses	17,264	29,769

Accretion of deferred gain on sale leaseback	491	491

Loss from operations	(11,899)	(29,043)

Other income (expense):
Interest income	935	3,279
Interest expense	(52)	(370)
Other, net	(482)	51

Total other income, net	401	2,960

Loss before income taxes	(11,498)	(26,083)
Income tax benefit	1,781	9,194

Loss from continuing operations	(9,717)	(16,889)

Discontinued operations:
Income from discontinued operations before income taxes	—	5,993
Gain on sale of AVINZA Product Line before income taxes	8,321	310,131
Gain on sale of Oncology Product Line before income taxes	915	(61)
Income tax expense on discontinued operations	(3,452)	(24,853)

Discontinued operations	5,784	291,210

Net income (loss):	$(3,933)	$274,321

Basic and diluted per share amounts:
Loss from continuing operations	$(0.10)	$(0.17)
Discontinued operations	0.06	2.89

Net income (loss)	$(0.04)	$2.72

Weighted average number of common shares	95,047,440	100,686,308

See accompanying notes.

LIGAND PHARMACEUTICALS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2008	2007
Operating activities:
Net income (loss)	$(3,933)	$274,321
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on sale of AVINZA Product Line before income taxes	(8,321)	(310,131)
Gain on sale of Oncology Product Line before income taxes	(915)	61
Amortization of deferred gain on sale leaseback	(491)	(491)
Amortization of acquired technology and license rights	—	909
Non-cash lease costs	4,148	—
Depreciation and amortization of property and equipment	298	496
Realized loss on investment	500	—
Loss on asset write-offs	669	1,013
Stock-based compensation	996	5,554
Non-cash co-promote termination expense	—	(207)
Other	(5)	356
Changes in operating assets and liabilities:
Accounts receivable, net	—	10,268
Inventories, net	—	930
Other current assets	2,048	3,459
Restricted indemnity account	(68)	(10,000)
Accounts payable and accrued liabilities	(4,409)	(12,988)
Other liabilities	84	(242)
Deferred revenue, net	—	(8,657)

Net cash used in operating activities	(9,399)	(45,349)

Investing activities:
Proceeds from sale of AVINZA Product Line	8,058	280,400
Purchases of short-term investments	(22,601)	—
Proceeds from sale of short-term investments	9,012	7,128
Decrease in restricted cash	—	38,814
Purchases of property and equipment	(196)	(86)
Other, net	(50)	28

Net cash (used in) provided by investing activities	(5,777)	326,284

Financing activities:
Principal payments on equipment financing obligations	(514)	(532)
Repayment of debt	—	(37,750)
Proceeds from issuance of common stock	34	2,857
Repurchase of common stock	(1,613)	—

Net cash used in financing activities	(2,093)	(35,425)

Net (decrease) increase in cash and cash equivalents	(17,269)	245,510
Cash and cash equivalents at beginning of period	76,812	158,401

Cash and cash equivalents at end of period	$59,543	$403,911

Supplemental disclosure of cash flow information:
Interest paid	$78	$1,146
Taxes paid	$1	$1,042
Supplemental schedule of non-cash investing and financing activities:
Employee receivable from stock option exercises	$—	$127
Declaration of dividend	$—	$252,742

See accompanying notes.

LIGAND PHARMACEUTICALS INCORPORATED

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

The accompanying condensed consolidated financial statements of Ligand Pharmaceuticals Incorporated (the “Company” or “Ligand”) were prepared in accordance with instructions for this Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 and, therefore, do not include all information necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the condensed consolidated financial statements, have been included. The results of operations for the three-month periods ended March 31, 2008 and 2007 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other future period. These statements should be read in conjunction with the consolidated financial statements and related notes, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

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

The Company faces risks common to companies whose products are in various stages of development. These risks include, among others, the Company’s potential need for additional financing to complete its research and development programs and commercialize its technologies. The Company has incurred significant losses since its inception. At March 31, 2008, the Company’s accumulated deficit was $585.4 million. The Company expects to continue to incur substantial research and development expenses.

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

Income (Loss) Per Share

Net income (loss) per share is computed using the weighted average number of common shares outstanding. Basic and diluted income (loss) per share amounts are equivalent for the periods presented as the inclusion of potential common shares in the number of shares used for the diluted computation would be anti-dilutive to loss per share from continuing operations. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings Per Share, no potential common shares are included in the computation of any diluted per share amounts, including income (loss) per share from discontinued operations and net income (loss) per share, as the Company reported a loss from continuing operations for all periods presented. Potential common shares, the shares that would be issued upon the exercise of outstanding stock options and the vesting of restricted shares, were 4.1 million and 4.4 million at March 31, 2008 and 2007, respectively.

Guarantees and Indemnifications

The Company accounts for and discloses guarantees in accordance with FASB Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FIN 34. The following is a summary of the Company’s agreements that management has determined are within the scope of FIN 45:

Under its amended and restated bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer’s or director’s serving in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has a directors and officers liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, management believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of March 31, 2008 and December 31, 2007. These insurance policies, however, do not cover the ongoing legal costs or the fines, if any, that may become due in connection with the ongoing SEC investigation of the Company, following the use of prior directors and officers liability insurance policy limits to settle certain shareholder litigation matters (see discussion of SEC investigation at Note 6). The SEC investigation is ongoing, and management is currently unable to assess the duration, extent, and cost of such investigation. Further, management is unable to assess the amount of such costs that may in turn be required to be reimbursed to any individual director or officer under the Company’s indemnification agreements as the scope of the investigation cannot be apportioned amongst the Company and the indemnified officers and directors. Accordingly, a liability has not been recorded for the fair value of the ongoing and ultimate obligations, if any, related to the SEC investigation. The Company has a restricted cash balance of $10.1 million relating to this indemnity at March 31, 2008.

Revenue Recognition – AVINZA Royalties

In accordance with the AVINZA Purchase Agreement (see Note 2), royalties are required to be reported and paid to the Company within 45 days of quarter-end during the 20 month period following the closing of the sale transaction. Thereafter, royalties will continue to be reported on a quarterly basis but paid on a calendar year basis. Royalties on sales of AVINZA due from King are recognized in the quarter reported by King. Since there is a one quarter lag from when King recognizes AVINZA net sales to when King reports those sales and the corresponding royalties to the Company, the Company recognized AVINZA royalty revenues beginning in the second quarter of 2007.

Collaborative Research and Development and Other Revenues

Collaborative research and development and other revenues are recognized as services are performed consistent with the performance requirements of the contract and collection is assured. Non-refundable contract fees for which no further performance obligation exists and where the Company has no continuing involvement are recognized upon the earlier of when payment is received or collection is assured. Revenue from non-refundable contract fees where the Company has continuing involvement through research and development collaborations or other contractual obligations is recognized ratably as services are performed over the development period or the period for which the Company continues to have a performance obligation. Revenue from performance milestones is recognized upon the achievement of the milestones as specified in the respective agreement. Payments received in advance of performance or delivery are recorded as deferred revenue and subsequently recognized over the period of performance or upon delivery. Development milestones comprise all of the collaborative research and development and other revenues for the three months ended March 31, 2007.

Income Taxes

The Company recognizes liabilities or assets for the deferred tax consequences of temporary differences between the tax bases of assets or liabilities and their reported amounts in the financial statements in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). These temporary differences will result in taxable or deductible amounts in future years when the reported amounts of the assets or liabilities are recovered or settled. SFAS 109 requires that a valuation allowance be established when management determines that it is more likely than not that all or a portion of a deferred tax asset will not be realized. Management evaluates the realizability of its net deferred tax assets on a quarterly basis and valuation allowances are provided, as necessary. During this evaluation, management reviews its forecasts of income in conjunction with other positive and negative evidence surrounding the realizability of its deferred tax assets to determine if a valuation allowance is required. Adjustments to the valuation allowance will increase or decrease the Company’s income tax provision or benefit. Management also applies the guidance of SFAS 109 to determine the amount of income tax expense or benefit to be allocated among continuing operations, discontinued operations, and items charged or credited directly to stockholders’ equity.

The Company adopted the provisions of Financial Accounting Standard Board (“FASB”) Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”, on January 1, 2007. FIN 48 clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined in FIN 48 as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. There was no unrecognized tax benefit as of March 31, 2008 and 2007.

In accordance with SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”) effective January 1, 2006, the Company recognizes windfall tax benefits associated with the exercise of stock options directly to stockholders’ equity only when realized in cash or as a reduction in income taxes payable. A windfall tax benefit occurs when the actual tax benefit realized by the Company upon an employee’s disposition of a share-based award exceeds the deferred tax asset, if any, associated with the award that the Company had recorded. When assessing whether a tax benefit relating to share-based compensation has been realized, the Company follows the with-and-without method, excluding the indirect effects, under which current year share-based compensation deductions are assumed to be utilized after net operating loss carryforwards and other tax attributes.

Accounting for Stock-Based Compensation

The Company applies the fair value recognition provisions of SFAS 123(R) using the modified prospective transition method. Under that transition method, compensation cost recognized in the three months ended March 31, 2008 and 2007 includes: (a) compensation cost for all stock-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all stock-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R).

Stock-based compensation expense for awards to employees and non-employee directors is recognized on a straight-line basis over the vesting period until the last tranche vests. Compensation cost for consultant awards is recognized over each separate tranche’s vesting period. The Company recognized compensation expense of $1.0 million and $5.6 million for the three months ended March 31, 2008 and 2007, respectively, associated with option awards, restricted stock and an equitable adjustment of employee stock options. Of the total compensation expense associated with option awards, zero and $0.01 million related to options granted to non-employee consultants for the three months ended March 31, 2008 and 2007, respectively. Of the total compensation expense associated with the option awards for the three months ended March 31, 2008 and 2007, zero and $1.8 million, respectively, related to the $2.50 equitable adjustment of the exercise price for all options outstanding as of April 3, 2007 that was measured for financial reporting purposes effective March 28, 2007, the date the Compensation Committee of the Company’s Board of Directors approved such adjustment. There was no deferred tax benefit recognized in connection with these costs.

The fair-value for options that were awarded to employees and directors was estimated at the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions:

	Three Months Ended March 31
	2008	2007
Risk-free interest rate	3.0%	4.7%
Dividend yield	—	—
Expected volatility	65%	70%
Expected term	6 years	5 years

The expected term of the employee and non-employee director options is the estimated weighted-average period until exercise or cancellation of vested options (forfeited unvested options are not considered). SAB 107 guidance permitted companies to use a “safe harbor” expected term assumption for grants up to December 31, 2007 based on the mid-point of the period between vesting date and contractual term, averaged on a tranche-by-tranche basis. The Company used the safe harbor in selecting the expected term assumption in 2007. Management used SAB 110, which extends SAB107 in the absence of adequate data for the year 2008. The expected term for consultant awards is the remaining period to contractual expiration.

Volatility is a measure of the expected amount of variability in the stock price over the expected life of an option expressed as a standard deviation. In selecting this assumption, the Company used the historical volatility of the Company’s stock price over a period approximating the expected term.

Stock Option Activity

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2007	2,223,032	$8.87
Granted	1,272,500	3.52
Exercised	(1,438)	3.24
Forfeited	(74,603)	7.47
Cancelled	(187,172)	8.95

Balance at March 31, 2008	3,232,319	$6.79	7.07	$825

Exercisable at March 31, 2008	1,389,869	$9.70	3.99	$197

Options expected to vest as of March 31, 2008	3,052,216	$6.40	5.25	$814

The weighted-average grant-date fair value of all stock options granted during the three months ended March 31, 2008 was $2.15 per share. The total intrinsic value of all options exercised during the three months ended March 31, 2008 was zero. As of March 31, 2008, there was $4.7 million of total unrecognized compensation cost related to nonvested stock options. That cost is expected to be recognized over a weighted average period of 3.5 years.

As of March 31, 2008, 2.0 million shares were available for future option grants or direct issuance under the 2002 plan.

Cash received from options exercised for the three months ended March 31, 2008 and 2007 was insignificant and $2.8 million, respectively. There is no current tax benefit related to options exercised because of net operating losses (“NOLs”) for which a full valuation allowance has been established.

Restricted Stock Activity

Restricted stock activity for the three months ended March 31, 2008 is as follows:

	Shares	Weighted- Average Grant Date Stock Price
Nonvested at December 31, 2007	295,600	$9.90
Granted	374,000	3.50
Vested	(110,012)	10.92
Forfeited	(12,666)	6.89

Nonvested at March 31, 2008	546,922	$5.39

The weighted-average grant-date fair value of restricted stock granted during the three months ended March 31, 2008 was $3.50 per share. As of March 31, 2008, there was $2.4 million of total unrecognized compensation cost related to nonvested restricted stock. That cost is expected to be recognized over the next 1.9 years.

Employee Stock Purchase Plan

The Company has an employee stock purchase plan (the “2002 ESPP”). The 2002 ESPP was originally adopted on July 1, 2001 and amended through June 30, 2003 to allow employees to purchase a limited amount of common stock at the end of each three month period at a price equal to the lesser of 85% of fair market value on a) the first trading day of the period, or b) the last trading day of the period (the “Lookback Provision”). The 15% discount and the Lookback Provision make the 2002 ESPP compensatory under SFAS 123(R). There were 8,954 shares of common stock issued under the 2002 ESPP during the three months ended March 31, 2008, resulting in a compensation expense of $40,000. There were 5,570 shares of common stock issued under the 2002 ESPP during the three months ended March 31, 2007, resulting in a compensation expense of $10,000. As of March 31, 2008, 84,654 shares were available for future purchases under the 2002 ESPP.

Share Repurchases

In March 2007, the Company’s Board of Directors authorized up to $100.0 million in share repurchases over the subsequent 12 months. In the first quarter of 2008, the Company repurchased a total of 0.3 million shares of its common stock totaling $1.6 million. Since March 2007, the Company has repurchased an aggregate of 6.5 million shares of its common stock totaling $41.2 million.

Cash, Cash Equivalents and Short-term Investments

Cash and cash equivalents consist of cash and highly liquid securities with maturities at the date of acquisition of three months or less. The following table summarizes the various investment categories at March 31, 2008 and December 31, 2007 (in thousands):

	Cost	Gross unrealized gains	Gross unrealized losses	Estimated Fair Value
March 31, 2008
U.S. government securities	$8,063	$9	$—	$8,072
Corporate obligations	22,665	14	(66)	22,613

	30,728	23	(66)	30,685
Certificates of deposit - restricted	1,411	—	—	1,411

	$32,139	$23	$(66)	$32,096

December 31, 2007
U.S. government securities	$7,509	$4	$—	$7,513
Corporate obligations	10,078	14	(9)	10,083

	17,587	18	(9)	17,596
Certificates of deposit - restricted	1,411	—	—	1,411

	$18,998	$18	$(9)	$19,007

In July 2007, the Company purchased $5.0 million of commercial paper issued by Golden Key Ltd. While the investment was highly-rated and within the Company’s investment policy at the time of purchase, during the third quarter of 2007, large credit rating agencies downgraded the quality of this security. In addition, as a result of not meeting certain liquidity covenants, the assets of Golden Key Ltd. were assigned to a trustee who established a committee of the largest senior credit holders to determine the next steps. Subsequently, Golden Key Ltd. defaulted on its obligation to settle the security on the stated maturity date of October 10, 2007. Based on available information, management estimates that it will be able to recover approximately $3.2 million on this security. Accordingly, management adjusted the carrying value by recording an impairment loss of $1.3 million in the fourth quarter of 2007 and an additional $0.5 million in the first quarter of 2008. As a result of ongoing volatility in the liquidity of the capital markets, the Company may be exposed to additional impairment for this investment until it is fully recovered or disposed of.

Other Current Assets

Other current assets consist of the following (in thousands):

	March 31, 2008	December 31, 2007
Income taxes receivable	$1,488	$3,099
Prepaid expenses	1,252	1,076
Other receivables	277	738
Other	3	155

	$3,020	$5,068

Property and Equipment

Property and equipment is stated at cost and consists of the following (in thousands):

	March 31, 2008	December 31, 2007
Equipment and leasehold improvements	$36,964	$40,577
Less accumulated depreciation and amortization	(34,873)	(37,712)

	$2,091	$2,865

Depreciation of equipment is computed using the straight-line method over the estimated useful lives of the assets which range from three to ten years. Leasehold improvements are amortized using the straight-line method over their estimated useful lives or their related lease term, whichever is shorter.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment annually or whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value for the Company’s long-lived assets is determined using the expected cash flows discounted at a rate commensurate with the risk involved. During the three months ended March 31, 2008, management recorded an impairment charge of $0.7 million to general and administrative expenses as a result of vacating a building in February 2008 and during the three months ended March 31, 2007, management recorded an impairment charge of $1.0 million ($0.5 million to research and development expenses and $0.5 million to general and administrative expenses) to reflect the abandonment or disposal of certain equipment items that are no longer used in the Company’s ongoing operations following the sale of the Company’s AVINZA product line (see Note 2) and the restructuring/reduction in workforce (see Note 7). As of March 31, 2008, management believes that the future cash flows to be received from its long-lived assets will exceed the assets’ carrying value.

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	March 31, 2008	December 31, 2007
Allowances for loss on returns, rebates, chargebacks, and other discounts	$15,983	$17,275
Compensation	1,008	3,402
Current portion of lease termination obligation	1,037	—
Other	3,670	3,650

	$21,698	$24,327

The following summarizes the activity in the accrued liability accounts related to allowances for loss on returns, rebates, chargebacks, and other discounts for the three months ended March 31, 2008 (in thousands):

	Medicaid Rebates	Managed Care Rebates and Other Rebates	Charge- backs	Returns	Total
Balance at December 31, 2007	$141	$899	$1,176	$15,059	$17,275
AVINZA Transaction Provision (1)	—	—	(247)	430	183
Oncology Transaction Provision (2)	154	—	(677)	(279)	(802)
Payments	(119)	(8)	(1)	—	(128)
Charges	—	—	—	(545)	(545)

Balance at March 31, 2008	$176	$891	$251	$14,665	$15,983

(1)	The AVINZA transaction provision amounts represent changes in the estimates of the accruals for rebates, chargebacks and returns recorded in connection with the sale of the AVINZA Product Line.

(2)	The Oncology transaction provision amounts represent changes in the estimates of the accruals for rebates, chargebacks and returns recorded in connection with the sale of the Oncology Product Line.

Comprehensive Income

Comprehensive income represents net income adjusted for the change during the periods presented in unrealized gains and losses on available-for-sale securities less reclassification adjustments for realized gains or losses included in net income, as well as foreign currency translation adjustments. The accumulated unrealized gains or losses and cumulative foreign currency translation adjustments are reported as accumulated other comprehensive income as a separate component of stockholders’ equity. Comprehensive income is as follows (in thousands):

	Three Months Ended March 31,
	2008	2007
Net income (loss)	$(3,933)	$274,321
Unrealized net gains on available-for-sale securities	(52)	—
Foreign currency translation adjustments	—	341

Comprehensive income (loss)	$(3,985)	$274,662

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements and is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB FSP 157-2 which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. These nonfinancial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and nonfinancial assets acquired and liabilities assumed in a business combination. Effective January 1, 2008, the Company adopted SFAS 157 for financial assets and liabilities recognized at fair value on a recurring basis. The adoption of SFAS 157 did not have a material impact on the Company’s consolidated results of operations or financial position.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS 159 apply only to entities that elect the fair value option; however, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company currently does not have any instruments eligible for election of the fair value option. Therefore the adoption of SFAS 159 did not have a material impact on the Company’s consolidated results of operations or financial position.

In June 2007, the FASB ratified the consensus reached by the EITF in Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities (“EITF 07-3”). EITF 07-3 requires that nonrefundable advance payments for future research and development activities be deferred and capitalized. EITF 07-3 is effective for financial statements issued for fiscal years beginning after December 15, 2007. The adoption of EITF 07-3 did not have a material impact on the Company’s consolidated results of operations or financial position.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R requires an acquirer to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at fair value at the acquisition date; to recognize acquisition-related costs separately from the acquisition; to recognize “negative goodwill” in earnings as a gain attributable to the acquisition; and to recognize changes in the amount of its deferred tax benefits that are recognizable because of the business combination either in earnings in the period of the combination or directly in contributed capital, depending on the circumstances. SFAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Management will assess the impact that SFAS 141R may have on its consolidated results of operations and financial position.

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

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires entities to disclose the objectives for using derivative instruments terms of underlying risk and accounting designation, to disclose the fair values of derivative instruments and their gains and losses in a tabular format, and to disclose information about credit-risk-related contingent features. The Company will adopt SFAS 161 in the first interim period of fiscal 2009 and is evaluating the impact, if any, that the adoption of this statement will have on its consolidated results of operations and financial position.

2. Discontinued Operations

Oncology Product Line

On September 7, 2006, the Company, Eisai Inc., a Delaware corporation and Eisai Co., Ltd., a Japanese company (together with Eisai Inc., “Eisai”), entered into a purchase agreement (the “Oncology Purchase Agreement”) pursuant to which Eisai agreed to acquire all of the Company’s worldwide rights in and to the Company’s oncology products, including, among other things, all related inventory, equipment, records and intellectual property, and assume certain liabilities as set forth in the Oncology Purchase Agreement. The Oncology Product Line included the Company’s four marketed oncology drugs: ONTAK, Targretin capsules, Targretin gel and Panretin gel. In the first quarter of 2008, the Company recognized a $0.9 million pre-tax gain due to subsequent changes in certain estimates and liabilities recorded as of the sale date.

Prior to the Oncology sale, the Company recorded accruals for rebates, chargebacks, and other discounts related to Oncology products when product sales were recognized as revenue under the sell-through method. Upon the Oncology sale, the Company accrued for rebates, chargebacks, and other discounts related to Oncology products in the distribution channel which had not sold-through at the time of the Oncology sale and for which the Company retained the liability subsequent to the Oncology sale. The Company’s accruals for Oncology rebates, chargebacks, and other discounts total $0.6 million and $1.2 million as of March 31, 2008 and December 31, 2007, respectively, and are included in accrued liabilities in the condensed consolidated balance sheets.

Additionally, and pursuant to the terms of the Oncology Purchase Agreement, the Company retained the liability for returns of product from wholesalers that had been sold by the Company prior to the close of the transaction. Accordingly, as part of the accounting for the sale of the Oncology Product Line, the Company recorded a reserve for Oncology product returns. Under the sell-through revenue recognition method, the Company previously did not record a reserve for returns from wholesalers. The Company’s reserve for Oncology returns was $3.8 million and $4.4 million as of March 31, 2008 and December 31, 2007, respectively, and are included in accrued liabilities in the condensed consolidated balance sheets.

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

In connection with the sale, the Company has agreed to indemnify King for a period of 16 months after the closing of the Transaction for a number of specified matters, including any breach of the Company’s representations, warranties or covenants contained in the asset purchase agreement. In certain defined cases, the Company’s obligation to indemnify King extends for a period of 30 months following the closing of the Transaction. Under the Company’s agreement with King, $15.0 million of the total upfront cash payment was deposited into an escrow account to secure the Company’s indemnification obligations to King following the closing of the Transaction. Of the escrowed amount, $7.5 million was released to the Company in August 2007, and the remaining $7.5 million, plus interest of $0.6 million, was released to the Company in February 2008 and recorded as gain on sale of AVINZA product line.

Prior to the AVINZA sale, the Company recorded accruals for rebates, chargebacks, and other discounts related to AVINZA products when product sales were recognized as revenue under the sell-through method. Upon the AVINZA sale, the Company accrued for rebates, chargebacks, and other discounts related to AVINZA products in the distribution channel which had not sold-through at the time of the AVINZA sale and for which the Company retained the liability subsequent to the sale. The Company’s accruals for AVINZA rebates, chargebacks, and other discounts total $0.7 million and $1.0 million as of March 31, 2008 and December 31, 2007, respectively, and are included in accrued liabilities in the condensed consolidated balance sheets.

Additionally, and pursuant to the terms of the AVINZA Purchase Agreement, the Company retained the liability for returns of product from wholesalers that had been sold by the Company prior to the close of the transaction. Accordingly, as part of the accounting for the gain on the sale of AVINZA, the Company recorded a reserve for AVINZA product returns. Under the sell-through revenue recognition method, the Company previously did not record a reserve for returns from wholesalers. The Company’s reserve for AVINZA returns was $10.8 million and $10.7 million as of March 31, 2008 and December 31, 2007, respectively, and are included in accrued liabilities in the condensed consolidated balance sheets.

3. Financial Instruments

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including available-for-sale fixed income and equity securities and other equity securities. The fair value of these certain financial assets and liabilities was determined using the following inputs at March 31, 2008:

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Fixed income available-for-sale securities(1)	$51,420	$48,220	$3,200	$—
Equity available-for-sale securities(2)	13,856	13,856	—	—

Total	$65,276	$62,076	$3,200	$ __

(1)	Included in cash and cash equivalents and short-term investments on our condensed consolidated balance sheet.

(2)	Included in short-term investments on our condensed consolidated balance sheet.

Fixed income available-for-sale securities include U. S. Agency Bonds and Notes, and Corporate Discount Commercial Paper. Equity available-for-sale securities include U. S. Corporate Notes and Bonds. Cash equivalents consist of instruments with remaining maturities of three months or less at the date of purchase. The remaining balance of cash equivalents (not included in this table) consists primarily of money market funds, for which the carrying amount is a reasonable estimate of fair value.

4. AVINZA Co-Promotion

In February 2003, the Company and Organon Pharmaceuticals USA Inc. (“Organon”) announced that they had entered into an agreement for the co-promotion of AVINZA. Subsequently in January 2006, the Company signed an agreement with Organon that terminated the AVINZA co-promotion agreement between the two companies and returned AVINZA co-promotion rights to Ligand. In consideration of the early termination and return of rights under the terms of the agreement, the Company agreed to and paid Organon $37.8 million in October 2006. The Company further agreed to and paid Organon $10.0 million in January 2007, in consideration of certain minimum sales calls during a Transition Period. In addition, following the Transition Period, the Company agreed to make quarterly royalty payments to Organon equal to 6.5% of AVINZA net sales through December 31, 2012 and thereafter 6.0% through patent expiration, currently anticipated to be November of 2017.

On February 26, 2007, the Company consummated its agreement with King, pursuant to which King acquired all of the Company’s rights in and to AVINZA, assumed certain liabilities, and reimbursed the Company the $47.8 million previously paid to Organon (comprised of the $37.8 million paid in October 2006 and the $10.0 million that the Company paid in January 2007). King also assumed the Company’s co-promote termination obligation to make payments to Organon based on net sales of AVINZA. In connection with King’s purchase of AVINZA, Organon did not consent to the legal assignment of the co-promote termination obligation to King. Accordingly, the Company remains liable to Organon in the event of King’s default of the obligation. Therefore, the Company recorded an asset as of February 26, 2007 to recognize King’s assumption of the obligation, while continuing to carry the co-promote termination liability in the Company’s consolidated financial statements to recognize the Company’s legal obligation as primary obligor to Organon as required under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This asset represents a non-interest bearing receivable for future payments to be made by King and is recorded at its fair value based on management’s estimate of future sales of AVINZA. As of March 31, 2008 and thereafter, the receivable and liability will remain equal and adjusted each quarter for changes in the estimated fair value of the obligation including for any changes in the estimate of future net AVINZA product sales. This receivable will be assessed on a quarterly basis for impairment (e.g. in the event King defaults on the assumed obligation to pay Organon). As of December 31, 2007 and March 31, 2008, the fair value of the co-promote termination liability (and the corresponding receivable) was determined using a discount rate of 15%.

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

A summary of the co-promote termination liability as of March 31, 2008 is as follows (in thousands):

Net fair value of payments based on estimated future net AVINZA product sales as of December 31, 2007	$59,456
Assumed payments made by King or assignee	(2,112)
March 31, 2008 fair value adjustment of estimated future payments based on estimated future net AVINZA product sales	2,033

Total co-promote termination liability as of March 31, 2008	59,377
Less: current portion of co-promote termination liability as of March 31, 2008	(8,651)

Long-term portion of co-promote termination liability as of March 31, 2008	$50,726

5. Property Leases

The Company leases one of its office and research facilities under an operating lease arrangement through July 2015. The Company fully vacated this facility in February 2008. The agreement provides for increases in annual rents based on changes in the Consumer Price Index or fixed percentage increases ranging from 3% to 7%. Commencing January 2008, the Company sublet this facility through July 2015. The sublease agreement provides for a 3% increase in annual rents. As of March 31, 2008, the Company expects to receive aggregate future minimum lease payments totaling $6.3 million (nondiscounted) over the remaining duration of the sublease agreement. In accordance with Statement of Financial Accounting Standards No. 146 (As Amended) “Accounting for Costs Associated with Exit or Disposal Activities,” the Company recorded a net charge to operating expenses of $4.1 million for exit costs when it fully ceased use of this facility in the first quarter of 2008. The net charge consisted of a $6.4 million charge for the net present value of future rent payments offset by a $2.3 million reversal of deferred rent. As of March 31, 2008, $6.4 million has been recorded as a liability for these exit costs on the condensed consolidated balance sheet with $1.0 million classified as current and the balance included in other long-term liabilities.

6. Litigation

SEC Investigation

The SEC issued a formal order of private investigation dated September 7, 2005, which was furnished to the Company’s legal counsel on September 29, 2005, to investigate the circumstances surrounding the Company’s restatement of its consolidated financial statements for the years ended December 31, 2002 and 2003, and for the first three quarters of 2004. The SEC has issued subpoenas for the production of documents and for testimony pursuant to that investigation to the Company and other parties. The SEC’s investigation is ongoing and the Company is cooperating with the investigation.

Other Matters

The Company and Seragen, Inc. a subsidiary of the Company, were named parties to Sergio M. Oliver, et al. v. Boston University, et al., a shareholder class action filed on December 17, 1998 in the Court of Chancery in the State of Delaware in and for New Castle County, C.A. No. 16570NC, by Sergio M. Oliver and others against Boston University and others, including Seragen, its subsidiary Seragen Technology, Inc. and former officers and directors of Seragen. Seragen, the Company, Seragen Technology, Inc. and the Company’s acquisition subsidiary, Knight Acquisition Corporation, were dismissed from the action. Prior to trial, several of the Seragen director-defendants reached a settlement with the plaintiffs. On April 14, 2006, the court issued a memorandum opinion finding for the plaintiffs and against Boston University and individual directors affiliated with Boston University on certain claims. The opinion awards damages on these claims in the amount of approximately $4.8 million plus interest. Judgment, however, has not been entered and the matter is subject to appeal. While the Company and its subsidiary Seragen have been dismissed from the action, such dismissal is also subject to appeal and the Company and Seragen may have possible indemnification obligations with respect to certain defendants. As of March 31, 2008, the Company has not accrued an indemnification obligation based on its assessment that its responsibility for any such obligation is not probable or estimable.

        In March 2007, the Company received a letter from counsel to the Salk Institute for Biological Studies (“Salk”) alleging the Company owes Salk royalties on prior product sales of Targretin as well as a percentage of the amounts received from Eisai in the asset sale transaction completed with Eisai in October 2006. Salk alleges that it is owed at least 25% of the consideration paid by Eisai for that portion of the Company’s Oncology Product Line and associated assets attributable to Targretin. In an April 11, 2007 request for mediation, Salk repeated these claims and asserted additional claims that allegedly increase the amount of royalty buy-out payments. Representatives from the Company and Salk attended a mediation hearing in June 2007, which left the matter unresolved. Salk filed a demand for arbitration in July 2007 with the American Arbitration Association, seeking at least $22 million for alleged breach of contract based on Salk’s theory that it is entitled to a portion of the money paid by Eisai to the Company for Targretin related assets. The Company does not believe that Salk has a valid basis for its claims and intends to oppose any claim that Salk has brought or may bring for payment related to these matters. The Company has raised a counterclaim in the arbitration with Salk seeking either a refund of $2.2 million of lasofoxifene related payments or an offset against any award that may be granted to Salk. The arbitration with Salk is ongoing. Management is unable to assess the likelihood of an unfavorable outcome and, accordingly, no accrual has been recorded at March 31, 2008.

In October 2007, the Company received a letter from Rockefeller University (“Rockefeller”) claiming that it is owed 25% of the milestone payments received by the Company from its collaborative partner GlaxoSmithKline for eltrombopag and the backup compound SB-559448, as well as 25% of any future milestone and royalty payments that the Company may receive from GlaxoSmithKline based on the development and sale of these compounds. To date, the Company has received $8 million of milestone payments from GlaxoSmithKline for these compounds. In the letter, Rockefeller also stated its rejection of the Company’s notice sent to Rockefeller on August 9, 2007 to terminate the September 30, 1992 license agreement between the Company and Rockefeller. On March 4, 2008, the Company filed a declaratory judgment action against Rockefeller in the United States District Court for the Southern District of California seeking, among other things, a judicial determination that (i) eltrombopag and the backup compound SB-559448 (including the use of such compounds) do not embody any invention(s) described or claimed in certain licensed patent rights under the September 30, 1992 license agreement between the Company and Rockefeller, (ii) Rockefeller technical information was not essential to the discovery or development of eltrombopag and the backup compound SB-559448, (iii) the Company is not liable for any additional payments under its September 30, 1992 license agreement with Rockefeller beyond any payments that the Company has already made, and (iv) the September 30, 1992 license agreement between the Company and Rockefeller was terminated in November 2007, and that subsequent to the termination of such agreement, the Company is not liable for future payments under such agreement. Also on March 4, 2008, Rockefeller filed suit against the Company in the Supreme Court of the State of New York in New York County alleging, among other things, a breach by the Company of its September 30, 1992 license agreement with Rockefeller, as well as other causes of action for unjust enrichment, quantum meruit, specific performance to perform an audit and declaratory relief. The complaint seeks damages of at least $1.91 million, plus alleges that Rockefeller is entitled to 25% of payments to be received by the Company in the future related to Promacta and SB-559448 or from any third party in connection with certain products (which products, according to the complaint, include LGD-4665), and 5% of future net sales of certain of the Company’s other products. The complaint requests a trial by jury, and also seeks to impose a constructive trust upon payments previously received by the Company to which Rockefeller claims it is owed a portion. Management has reviewed all of these claims and does not believe that Rockefeller has a valid basis for any of its claims and intends to vigorously oppose all of these claims, including any Rockefeller claim for payment related to these matters. Management is unable to assess the likelihood of an unfavorable outcome and, accordingly, no accrual has been recorded at March 31, 2008.

In addition, from time to time the Company is subject to various lawsuits and claims with respect to matters arising out of the normal course of its business. Due to the uncertainty of the ultimate outcome of these matters, the impact on future financial results is not subject to reasonable estimates.

7. Reductions in Workforce

In December 2007, the Company entered into a plan to eliminate approximately 27 employee positions, across all functional areas, which were no longer deemed necessary in connection with the Company’s ongoing efforts to be a highly-focused research and development and royalty-driven biotech company. The affected employees were informed of the plan in December 2007 with an effective termination date of December 31, 2007 for the majority of the affected employees. The Company completed the plan in the first quarter of 2008. In connection with the termination plan, the Company recognized expenses of $1.1 million in the fourth quarter of 2007 which were paid in the first quarter of 2008.

8. Income Taxes

The Company had losses from continuing operations and income from discontinued operations for the three months ended March 31, 2008 and 2007. In accordance with SFAS No. 109, the income tax benefit generated by the loss from continuing operations for the three months ended March 31, 2008 and 2007 was $1.8 million and $9.2 million, respectively. This income tax benefit captures the deemed use of losses from continuing operations used to offset the income and, for the three months ended March 31, 2007, the gain from the Company’s AVINZA product line that was sold on February 26, 2007.

Net income tax expense combining both continuing and discontinued operations was $1.7 million and $15.7 million for the three months ended March 31, 2008 and 2007, respectively. This expense reflects the net tax due on taxable income for the three months ended March 31, 2008 and 2007 that was not fully offset by net operating losses and research and development credit carryforwards due to federal and state alternative minimum tax requirements, and from state income taxes for certain states incurred after full utilization of state net operating loss and research and development credits.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Caution: This discussion and analysis may contain predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties, including those discussed in Item 1A. “Risk Factors.” This outlook represents our current judgment on the future direction of our business. These statements include those related to our AVINZA royalty revenues, product returns, and product development. Actual events or results may differ materially from our expectations. For example, there can be no assurance that our revenues or expenses will meet any expectations or follow any trend(s), that we will be able to retain our key employees or that we will be able to enter into any strategic partnerships or other transactions. We cannot assure you that we will receive expected AVINZA royalties to support our ongoing business or that our internal or partnered pipeline products will progress in their development, gain marketing approval or achieve success in the market. In addition, our ongoing SEC investigation, ongoing or future arbitration, or litigation or disputes with third parties may have a material adverse effect on us. Such risks and uncertainties, and others, could cause actual results to differ materially from any future performance suggested. We undertake no obligation to release publicly the results of any revisions to these forward-looking statements to reflect events or circumstances arising after the date of this quarterly report. This caution is made under the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended.

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

Overview

We are an early-stage biotech company that focuses on discovering and developing new drugs that address critical unmet medical needs in the areas of thrombocytopenia, anemia, cancer, hormone related diseases, osteoporosis and inflammatory diseases. We aim to develop drugs that are more effective and/or safer than existing therapies, that are more convenient to administer and that are cost effective. We plan to build a profitable company by generating income from research, milestone and royalty and co-promotion revenues resulting from our collaborations with pharmaceutical partners.

On September 7, 2006, we announced the sale of ONTAK, Targretin capsules, Targretin gel, and Panretin gel to Eisai, Inc., or Eisai, and the sale of AVINZA to King Pharmaceuticals, Inc., or King. The Eisai sales transaction subsequently closed on October 25, 2006. The AVINZA sale transaction subsequently closed on February 26, 2007. Accordingly, the results for the AVINZA Product Line have been presented in our condensed consolidated statements of operations for the three months ended March 31, 2008 and 2007 as “Discontinued Operations.”

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

Ligand Product Development Programs

We are developing several proprietary products for which we have worldwide rights for a variety of cancers, thrombocytopenia and inflammation and hormonal disorders as discussed below.

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

A Phase II clinical trial with LGD-4665 in ITP was initiated in April 2008. The 24-patient, double-blind placebo-controlled trial is designed to evaluate the safety and efficacy of LGD-4665 in adult patients. During 2008 we expect to initiate additional clinical studies with LGD-4665.

We may pursue the therapeutic specialty applications emerging from our TPO mimetics internally, but may seek collaborations with major pharmaceutical companies to exploit broader clinical applications.

Selective Androgen Receptor Modulators (SARM) Research and Development Programs

We are pioneering the development of tissue selective SARMs, a novel class of non-steroidal, orally active molecules that selectively modulate the activity of the androgen receptor in different tissues, providing a wide range of opportunities for the treatment of many diseases and disorders in both men and women. Tissue-selective androgen receptor agonists may provide utility in the treatment of patients with frailty, osteoporosis, sexual dysfunction and hypogonadism. Tissue-selective androgen receptor antagonists may provide utility in the treatment of patients with prostate cancer, acne, androgenetic alopecia and other diseases. The use of androgen antagonists has shown efficacy in the treatment of prostate cancer, with three androgen antagonists currently approved by the FDA for use in the treatment of the disease. However, we believe there is a substantial medical need for improved androgen modulators for use in the treatment of prostate cancer due to the significant side effects seen with currently available drugs.

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

After the conclusion of our research alliance with TAP, we discovered SARM compounds with androgen effects in bone and skeletal muscle, but little or no activity in the prostate, oil-secreting glands in the skin, or female genitalia. Preclinical studies of one of these compounds, LGD-4033, suggest that the compound may have favorable activity in the treatment of hypogonadism, cachexia, frailty, osteoporosis, as well as other disorders.

Erythropoiein (EPO) Research Program

We are developing small molecule agonists for the EPO receptor. EPO stimulates the differentiation of bone marrow stem cells to form red blood cells. Various recombinant human EPO derivatives are marketed for the treatment of anemia due to renal failure or cancer chemotherapy (e.g., Aranesp, Epogen, Eprex, and Procrit). We believe that a small molecule agonist for the EPO receptor would provide additional benefit in the treatment of anemia and the convenience of oral administration compared to recombinant human protein therapeutics. EPO and TPO act on the same bone marrow hematopoietic stem cell to guide the development of blood cells. We expect that our prior experience in developing small molecule TPO mimetic drugs will lead to increased efficiency in discovering small molecule EPO mimetic drugs.

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

Collaborative Research and Development Programs

We may receive royalties on product candidates resulting from our research and development collaboration arrangements with third party pharmaceutical companies if and to the extent any such product candidate is ultimately approved by the FDA and successfully marketed. Our collaborations are discussed below.

GlaxoSmithKline Collaboration – Eltrombopag

Eltrombopag is an oral, small molecule drug that mimics the activity of thrombopoietin, a protein factor that promotes growth and production of blood platelets. Eltrombopag is a product candidate that resulted from our collaboration with SmithKline Beecham (now GlaxoSmithKline). At the European Hematology Association meeting on June 9, 2007, GlaxoSmithKline announced positive Phase III data showing increased platelet count and significantly lower incidence of bleeding in patients with Idiopathic Thrombocytopenia Purpura (ITP). GlaxoSmithKline submitted a New Drug Application, or NDA, for approval to market eltrombopag (PROMACTATM/REVOLADETM ) on December 18, 2007. Two pivotal trials, one Phase III trial and one Phase II trial, were submitted to support the NDA submission. On March 3, 2008, the FDA accepted for filing and review GlaxoSmithKline’s NDA and granted a priority review status for PROMACTA® (eltrombopag) for treatment of chronic short-term ITP. Priority review is granted by the FDA for a treatment that addresses significant unmet medical needs or has the potential to provide a significant improvement compared to marketed products, and results in a review period of six months from the date of NDA submission. GlaxoSmithKline estimates first FDA action on PROMACTA on June 19, 2008. If approved, PROMACTA would be the first oral thrombopoietin receptor agonist therapy for the short-term treatment of previously treated patients with chronic ITP to increase platelet counts and reduce or prevent bleeding. Eltrombopag is currently in a Phase III trial for the long-term treatment of ITP, and expects MAA and NDA submissions for the long-term treatment of ITP in 2008. GlaxoSmithKline reported positive Phase II data in patients with thrombocytopenia associated with hepatitis C and initiated two Phase III trials in patients with hepatitis C in the fourth quarter of 2007. A Phase II study in patients with chemotherapy-induced thrombocytopenia has been completed and a Phase I study is ongoing in patients with sarcoma receiving the adriamycin and ifosfamide regimen.

If annual net sales of eltrombopag are less than $100.0 million, we will earn a royalty of 5% on such net sales. If eltrombopag’s annual net sales are between $100.0 million and $200.0 million, we will earn a royalty of 7% on the portion of net sales between $100.0 million and $200.0 million, and if annual net sales are between $200.0 million and $400.0 million, we will earn a royalty of 8% on the portion of net sales between $200.0 million and $400.0 million. If annual sales exceed $400.0 million, we will earn a royalty of 10% on the portion of net sales exceeding $400.0 million. Our right to receive all of the royalty payments from GlaxoSmithKline will be subject to the outcome of the ongoing lawsuit between us and Rockefeller University, or Rockefeller. In March 2008, Rockefeller filed suit against us alleging that it is entitled to 25% of payments to be received by us in the future related to PROMACTA. We have reviewed all of the claims contained in the Rockefeller lawsuit and do not believe that Rockefeller has a valid basis for any of its claims and intend to vigorously oppose all of these claims.

Wyeth Collaboration – bazedoxifene and bazedoxifene in combination with PREMARIN

Bazedoxifene (Viviant) is a product candidate that resulted from our collaboration with Wyeth. Bazedoxifene is a synthetic drug that was specifically designed to reduce the risk of osteoporotic fractures while at the same time protecting breast and uterine tissue. In June 2006, Wyeth submitted an NDA for bazedoxifene to the FDA for the prevention of postmenopausal osteoporosis. The FDA issued an approvable letter for bazedoxifene for this indication in April 2007. Wyeth received a second approvable letter in December 2007 and plans to have further discussions with the FDA to discuss the issues raised for the prevention indication. Wyeth also submitted a second NDA for bazedoxifene in the U.S. in July 2007 for the treatment of osteoporosis and an MAA to EMEA in September 2007 for the prevention and treatment of osteoporosis. Wyeth recently reported in its annual report on Form 10-K that the FDA expects to convene an advisory committee in the fourth quarter of 2008 to review both the treatment and prevention indications for osteoporosis. The FDA action date for the treatment NDA is at the end of May 2008, which is expected to change given the timing of the advisory committee.

Wyeth is also developing bazedoxifene in combination with PREMARIN (Aprela) as a progesterone-free treatment for menopausal symptoms. Two Phase III studies with bazedoxifene/conjugated estrogens (Aprela), showed reduced number and severity of hot flashes in symptomatic postmenopausal women by up to 80 percent, when compared with placebo. Wyeth expects to file an NDA in the first half of 2009.

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

Pfizer Collaboration – Lasofoxifene

Lasofoxifene is a product candidate that resulted from our collaboration with Pfizer. In August 2004, Pfizer submitted an NDA to the FDA for lasofoxifene for the prevention of osteoporosis in postmenopausal women. In September 2005, Pfizer announced the receipt of a non-approvable letter from the FDA for the prevention of osteoporosis. In December 2004, Pfizer filed a supplemental NDA for the use of lasofoxifene for the treatment of vaginal atrophy. In February 2006, Pfizer announced the receipt of a non-approvable letter from the FDA for vaginal atrophy. Pfizer has also announced that lasofoxifene is being developed for the treatment of osteoporosis. In April 2007, Pfizer announced completion of the Postmenopausal Evaluation and Risk Reduction with lasofoxifene (PEARL) Phase III study with favorable efficacy and safety. Pfizer submitted an NDA and an MAA for osteoporosis treatment in December 2007 and January 2008, respectively.

Under the terms of the agreement between us and Pfizer, we are entitled to receive royalty payments equal to 6% of net sales of lasofoxifene worldwide for any indication. We previously sold to Royalty Pharma the rights to a total of 3% of net sales of lasofoxifene for a period of ten years following the first commercial sale. Accordingly, we will receive approximately 3% of worldwide net annual sales of lasofoxifene.

TAP Collaboration – LGD-2941

LGD-2941, a selective androgen receptor modulator, or SARM, was selected as a clinical candidate during our collaboration with TAP. SARMs, such as LGD-2941, may contribute to the treatment of diseases including hypogonadism (low testosterone), sexual dysfunction, osteoporosis, frailty and cancer cachexia. Phase I clinical trials were completed in the fourth quarter of 2007. The agreement further provides for milestones moving through the development stage and royalties ranging from 6.0% to 12.0% on annual net sales of drugs resulting from the collaboration. In April 2008, TAP notified us that it expects to assign the current SARM agreement with us to Abbott Endocrine in the second quarter of 2008 upon the closing of the transaction between Takeda and Abbott to separate portions of the TAP business between the two parties.

Results of Operations

Total revenues for the three months ended March 31, 2008 were $4.9 million compared to $0.2 million for the same 2007 period. Operating loss from continuing operations was $11.9 million for the three months ended March 31, 2008 compared to $29.0 million for the same 2007 period. Loss from continuing operations for the three months ended March 31, 2008 was $9.7 million compared to $16.9 million for the same 2007 period.

AVINZA Royalty Revenue

In connection with the sale of AVINZA, King is required to pay us a royalty on net sales of AVINZA (see Note 2 to the condensed consolidated financial statements). In accordance with the AVINZA Purchase Agreement, royalties are required to be reported and paid to us within 45 days of quarter-end during the 20 month period following the closing of the sale transaction (February 26, 2007). Thereafter, royalties will be paid on a calendar year basis. Such royalties are recognized in the quarter reported. Since there is a one quarter lag from when King recognizes AVINZA net sales to when King reports those sales and the corresponding royalties to us, we recognized AVINZA royalty revenues beginning in the second quarter of 2007. Royalty revenues were $4.9 million for the three months ended March 31, 2008.

Collaborative Research and Development and Other Revenue

Research and Development Expenses

The major components of research and development expenses are as follows (in thousands):

	Three Months Ended March 31,
	2008	2007
Internal research programs	$3,688	$7,350
Development	3,477	8,252

Total research and development	$7,165	$15,602

Research and development expenses for the three months ended March 31, 2007 include one-time severance benefits and stock compensation charges of $5.7 million incurred in connection with our restructuring (see Note 7 to the condensed consolidated financial statements) and one-time stock compensation charges of $0.8 million incurred in connection with the equitable adjustment of stock options (see Note 1 to the condensed consolidated financial statements). Excluding the impact of one-time severance benefits and stock compensation charges, the decrease in research and development expenses reflects reduced costs primarily due to lower headcount related expenses in connection with our restructuring. This reduction was partially offset by increased research costs associated with our selective androgen receptor modulators program.

A summary of our significant internal research and development programs as of March 31, 2008 is as follows:

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

General and Administrative Expenses

General and administrative expenses were $10.1 million for the three months ended March 31, 2008 compared to $14.2 million for the same 2007 period. The decrease in expenses for the three months ended March 31, 2008 compared to the same 2007 period is primarily due to lower headcount related expenses in connection with our restructuring. The three month period ended March 31, 2007 included one-time severance benefits and stock compensation charges of $3.2 million incurred in connection with our restructuring (see Note 7 to the condensed consolidated financial statements), one-time stock compensation charges of $1.0 million incurred in connection with the equitable adjustment of stock options (see Note 1 to the condensed consolidated financial statements) and larger accounting and consulting expenses incurred in connection with the completion of the 2006 year end audit. These reduced expenses were partially offset by the $4.1 million of lease costs and $0.7 million loss on write-off of fixed assets both associated with vacating a building recognized during the three months ended March 31, 2008.

Accretion of Deferred Gain on Sale Leaseback

On November 9, 2006, we sold real property located in San Diego, California for a purchase price of $47.6 million. This property includes our corporate headquarter building totaling approximately 82,500 square feet, the land on which the building is situated, and two adjacent vacant lots. As part of the sale transaction, we agreed to leaseback the building for a period of 15 years. In accordance with SFAS 13, Accounting for Leases, we recognized an immediate pre-tax gain on the sale transaction of $3.1 million and deferred a gain of $29.5 million on the sale of the building. The deferred gain is recognized on a straight-line basis over the 15 year term of the lease at a rate of approximately $2.0 million per year. The amount of the deferred gain recognized for each of the three months ended March 31, 2008 and 2007 was $0.5 million.

Interest Income

Interest income was $0.9 million for the three months ended March 31, 2008 compared to $3.3 million for the same 2007 period. The decrease for the three months ended March 31, 2008 is primarily due to lower cash and investment balances as a result of the $252.7 million cash dividend paid on April 19, 2007.

Income Taxes

We had losses from continuing operations and income from discontinued operations for the three months ended March 31, 2008 and 2007. In accordance with SFAS No. 109, Accounting for Income Taxes, the income tax benefit generated by the loss from continuing operations for the three months ended March 31, 2008 and 2007 was $1.8 million and $9.2 million, respectively. This income tax benefit captures the deemed use of losses from continuing operations used to offset the income and, for the three months ended March 31, 2007, the gain from our AVINZA product line that was sold on February 26, 2007.

Net income tax expense combining both continuing and discontinued operations was $1.7 million and $15.7 million for the three months ended March 31, 2008 and 2007, respectively. This expense reflects the net tax due on taxable income for the three months ended March 31, 2008 and 2007 that was not fully offset by net operating losses and research and development credit carryforwards due to federal and state alternative minimum tax requirements, and from state income taxes for certain states incurred after full utilization of state net operating loss and research and development credits.

Discontinued Operations

Oncology Product Line

On September 7, 2006, we and Eisai Inc., a Delaware corporation and Eisai Co., Ltd., a Japanese company (which we collectively refer to as Eisai), entered into a purchase agreement, or the Oncology Purchase Agreement, pursuant to which Eisai agreed to acquire all of our worldwide rights in and to our oncology products, including, among other things, all related inventory, equipment, records and intellectual property, and assume certain liabilities as set forth in the Oncology Purchase Agreement. The Oncology Product Line included our four marketed oncology drugs: ONTAK, Targretin capsules, Targretin gel and Panretin gel.

Prior to the Oncology sale, we recorded accruals for rebates, chargebacks, and other discounts related to Oncology products when product sales were recognized as revenue under the sell-through method. Upon the Oncology sale, we accrued for rebates, chargebacks, and other discounts related to Oncology products in the distribution channel which had not sold-through at the time of the Oncology sale and for which we retained the liability subsequent to the Oncology sale. Our accruals for Oncology rebates, chargebacks, and other discounts total $0.6 million as of March 31, 2008 and are included in accrued liabilities in the condensed consolidated balance sheet.

Additionally, and pursuant to the terms of the Oncology Purchase Agreement, we retained the liability for returns of product from wholesalers that had been sold by us prior to the close of the transaction. Accordingly, as part of the accounting for the gain on the sale of the Oncology Product Line, we recorded a reserve for Oncology product returns. Under the sell-through revenue recognition method, we previously did not record a reserve for returns from wholesalers. Our reserve for Oncology returns is $3.8 million as of March 31, 2008 and is included in accrued liabilities in the condensed consolidated balance sheet.

In the first quarter of 2008, we recognized a $0.9 million pre-tax gain due to subsequent changes in certain estimates and liabilities recorded as of the sale date.

AVINZA Product Line

On September 6, 2006, we and King Pharmaceuticals, Inc., or King, entered into a purchase agreement, or the AVINZA Purchase Agreement, pursuant to which King agreed to acquire all of our rights in and to AVINZA in the United States, its territories and Canada, including, among other things, all AVINZA inventory, records and related intellectual property, and assume certain liabilities as set forth in the AVINZA Purchase Agreement, which we collectively refer to as the Transaction.

Pursuant to the AVINZA Purchase Agreement, at the closing on February 26, 2007, which we refer to as the Closing Date, we received $280.4 million in net cash proceeds, which is net of $15.0 million that was funded into an escrow account to support any potential indemnification claims made by King following the closing of the Transaction.

In connection with the sale, we had agreed to indemnify King for a period of 16 months after the closing of the Transaction for a number of specified matters, including any breach of our representations, warranties or covenants contained in the asset purchase agreement. In certain defined cases, our obligation to indemnify King extends for a period of 30 months following the closing of the Transaction. Under our agreement with King, $15.0 million of the total upfront cash payment was deposited into an escrow account to secure our indemnification obligations to King following the closing. Of the escrowed amount, $7.5 million was released to us in August 2007, and the remaining $7.5 million, plus interest of $0.6 million, was released to us in February 2008 and recorded as gain on sale of our AVINZA product line.

Prior to the AVINZA sale, we recorded accruals for rebates, chargebacks, and other discounts related to AVINZA products when product sales were recognized as revenue under the sell-through method. Upon the AVINZA sale, we accrued for rebates, chargebacks, and other discounts related to AVINZA products in the distribution channel which had not sold-through at the time of the AVINZA sale and for which we retained the liability subsequent to the sale. Our accruals for AVINZA rebates, chargebacks, and other discounts total $0.7 million as of March 31, 2008 and are included in accrued liabilities in the condensed consolidated balance sheet.

Additionally, and pursuant to the terms of the AVINZA Purchase Agreement, we retained the liability for returns of product from wholesalers that had been sold by us prior to the close of the Transaction. Accordingly, as part of the accounting for the gain on the sale of AVINZA, we recorded a reserve for AVINZA product returns. Under the sell-through revenue recognition method, we previously did not record a reserve for returns from wholesalers. Our reserve for AVINZA returns is $10.8 million as of March 31, 2008 and is included in accrued liabilities in the condensed consolidated balance sheet.

Liquidity and Capital Resources

We have financed our operations through private and public offerings of our equity securities, collaborative research and development and other revenues, issuance of convertible notes, product sales and the subsequent sales of our commercial assets, capital and operating lease transactions, accounts receivable factoring and equipment financing arrangements and investment income. In March 2007, we announced that our board of directors authorized a stock repurchase program under Rule 10b-18 of the Securities Exchange Act of 1934, as amended, of up to $100 million of shares of our common stock in the open market and negotiated purchases over a period of 12 months. In the first quarter of 2008, we repurchased a total of 0.3 million shares of our common stock totaling $1.6 million. Since March 2007, we have repurchased an aggregate of 6.5 million shares of our common stock totaling $41.2 million.

Working capital was $57.6 million at March 31, 2008 compared to $59.0 million at December 31, 2007. Cash, cash equivalents, short-term investments and restricted investments total $91.6 million as of March 31, 2008 compared to $95.8 million as of December 31, 2007. We primarily invest our cash in United States government and investment grade corporate debt securities. Restricted investments as of March 31, 2008 consist of certificates of deposit held with a financial institution as collateral under equipment financing and third-party service provider arrangements.

On July 19, 2007, we purchased $5.0 million of commercial paper issued by Golden Key Ltd. While the investment was highly-rated and within our investment policy at the time of purchase, during the third quarter of 2007, large credit rating agencies downgraded the quality of this security. In addition, as a result of not meeting certain liquidity covenants, the assets were assigned to a trustee who established a committee of the largest senior credit holders to determine the next steps. Subsequently, Golden Key defaulted on its obligation to settle the security on the stated maturity date of October 10, 2007. Based on available information, we estimate that we will be able to recover approximately $3.2 million on this security. Accordingly, we adjusted the carrying value by recording an impairment loss of $1.3 million in December 2007 and an additional $0.5 million in the first quarter of 2008. Further, liquidity in the capital markets has continued to be volatile. Accordingly, we may be exposed to additional impairment for this investment until it is fully recovered or disposed of.

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

Operating Activities

Operating activities used cash of $9.4 million for the three months ended March 31, 2008 compared to $45.3 million for the same 2007 period. The use of cash for the three months ended March 31, 2008 reflects net loss of $3.9 million, adjusted by $3.1 million of non-cash items to reconcile net income to net cash used in operations. These reconciling items primarily reflect the adjustment to gain on the sale of our AVINZA and Oncology Product Lines of $8.3 million and $0.9 million, respectively, and the accretion of deferred gain on the sale leaseback of the building of $0.5 million, partially offset by the recognition of contract termination costs of $4.1 million, stock-based compensation expense of $1.0 million, a $0.7 million loss on write-off of fixed assets, $0.5 million realized loss on investment and depreciation and amortization of assets of $0.3 million. The use of cash for the three months ended March 31, 2008 is further impacted by changes in operating assets and liabilities due primarily to decreases in accounts payable and accrued liabilities of $4.4 million partially offset by a decrease in other current assets of $2.0 million. The decrease in accounts payable and accrued liabilities is primarily due to the payment of severance related to the December 2007 reduction in workforce.

The use of cash for the three months ended March 31, 2007 reflects net income of $274.3 million, adjusted by $302.4 million of non-cash items to reconcile net income to net cash used in operations. These reconciling items primarily reflect the gain on the sale of our AVINZA Product Line of $310.1 million and the amortization of deferred gain on sale leaseback of building of $0.5 million, partially offset by the recognition of stock-based compensation expense of $5.6 million, depreciation and amortization of assets of $1.4 million, and the write-off of assets of $1.0 million. The use of cash for the three months ended March 31, 2007 is further impacted by changes in operating assets and liabilities due primarily to decreases in accounts payable and accrued liabilities of $13.0 million and to deferred revenue, net of $8.7 million and an increase in the restricted indemnity account of $10.0 million, partially offset by decreases in accounts receivable, net of $10.3 million, other current assets of $3.5 million, and inventories, net of $0.9 million. The decreases in deferred revenue and accounts receivable through February 26, 2007, the closing of the AVINZA sale transaction with King, are primarily due to a reduction in shipments of AVINZA starting in September 2006. The AVINZA Purchase Agreement with King provided for a reduction in the purchase price to the extent that product inventories in the wholesale and retail distribution channels were in excess of specified amounts. Accordingly, we reduced shipments of AVINZA starting in September 2006. The decrease in accounts payable and accrued liabilities is primarily due to the January 2007 payment of $10.0 million in accrued fees for co-promotion services to Organon during and following the co-promote transition period which terminated effective September 30, 2006, and lower headcount costs and operational expenses following the sale of our AVINZA Product Line to King in February 2007, partially offset by an increase in accrued income taxes of $15.5 primarily due to income taxes due on the gain of the AVINZA Product Line. The increase in the restricted indemnity account is due to the funding of $10.0 million to support our existing indemnification obligations to continuing and departing directors in connection with the ongoing SEC investigation and related matters.

Cash used in operating activities in 2008 includes $9.2 million, net used in discontinued operations. This compares to net cash used in discontinued operations of $26.7 million for the same 2007 period.

Investing Activities

Investing activities used cash of $5.8 million for the three months ended March 31, 2008 compared to $326.3 million of cash provided by investing activities for the same 2007 period.

Cash used for the three months ended March 31, 2008 primarily reflects the net purchases of short term investments of $13.6 million partially offset by the release from escrow of proceeds from the sale of our AVINZA Product Line in the amount of $8.1 million.

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

Cash provided by investing activities for the three months ended March 31, 2008 includes $8.1 million provided by discontinued operations from the release from escrow of proceeds from the sale of the AVINZA Product Line. Cash provided by investing activities for the same 2007 period includes $280.4 million provided by discontinued operations from the sale of the AVINZA Product Line.

Financing Activities

Financing activities used cash of $2.1 for the three months ended March 31, 2008 compared to $35.4 million for the same 2007 period.

Cash used for the three months ended March 31, 2008 primarily reflects repurchases of our common stock of $1.6 million and payments under equipment financing obligations of $0.5 million.

Cash used for the three months ended March 31, 2007 primarily reflects the repayment of debt of $37.8 million and payments under equipment financing obligations of $0.5 million. These amounts are partially offset by proceeds from the issuance of common stock, primarily the exercise of employee stock options, of $2.9 million.

On March 22, 2007, we announced a return of cash on our common stock in the form of a $2.50 per share special cash dividend. The aggregate amount of $252.7 million was paid on April 19, 2007 to shareholders of record as of April 5, 2007. In addition to the cash dividend, in March 2007, our Board of Directors authorized up to $100.0 million in share repurchases over the subsequent 12 months. In the first quarter of 2008, we repurchased a total of 0.3 million shares of our common stock totaling $1.6 million. Since March 2007, we have repurchased a n aggregate of 6.5 million shares of our common stock totaling $41.2 million.

None of the cash used in financing activities for the three months ended March 31, 2008 and 2007 relates to discontinued operations.

Certain of our property and equipment is pledged as collateral under various equipment financing arrangements. As of March 31, 2008, $1.6 million was outstanding under such arrangements with $1.2 million classified as current. Our equipment financing arrangements have terms of four years with interest ranging from 8.04% to 10.11%.

Leases and Off-Balance Sheet Arrangements

We lease our office and research facilities under operating lease arrangements with varying terms through November 2021. The agreements provide for increases in annual rents based on changes in the Consumer Price Index or fixed percentage increases ranging from 3% to 7%. Commencing January 2008, we also subleased a portion of our facilities through July 2015. The sublease agreement provides for a 3% increase in annual rents.

Contractual Obligations

As of March 31, 2008, future minimum payments due under our contractual obligations are as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Capital lease obligations (1)	$1,754	$1,330	$424	$—	$—
Operating lease obligations (2)	66,178	4,966	10,383	11,015	39,814
Consulting agreements	457	457	—	—	—
Co-promote termination liability (3)	—	—	—	—	—

Total contractual obligations	$68,389	$6,753	$10,807	$11,015	$39,814

(1) Includes interest payments as follows:	$113	$92	$21	$—	$—

(2)	We lease an office and research facility under an operating lease arrangement through July 2015. Commencing January 2008, we sublet this facility through July 2015. The sublease agreement provides for a 3% increase in annual rents. As of March 31, 2008, we expect to receive aggregate future minimum lease payments totaling $6.3 million (nondiscounted) over the duration of the sublease agreement as follows: less than one year, $0.8 million; one to three years, $1.6 million; three to five years, $1.8 million; and after five years, $2.1 million.

(3)	Our co-promote termination obligation to Organon was assumed by King pursuant to the AVINZA Purchase Agreement. However, as Organon did not consent to the legal assignment of the obligation to King, we remain liable to Organon in the event of King’s default of the obligation. As of March 31, 2008, the total estimated amount of the obligation is $112.2 million on an undiscounted basis.

As of March 31, 2008, we have net open purchase orders (defined as total open purchase orders at year end less any accruals or invoices charged to or amounts paid against such purchase orders) totaling approximately $7.1 million. We plan to spend approximately $0.5 million on capital expenditures in 2008.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At March 31, 2008, our investment portfolio included fixed-income securities of $32.1 million. These securities are subject to interest rate risk and will decline in value if interest rates increase. However, due to the short duration of our investment portfolio, an immediate 10% change in interest rates is not expected to have a material impact on our financial condition, results of operations or cash flows. At March 31, 2008, we also have certain equipment financing arrangements with variable rates of interest. Due to the relative insignificance of such arrangements, however, an immediate 10% change in interest rates would have no material impact on our financial condition, results of operations, or cash flows. Declines in interest rates over time will, however, reduce our interest income, while increases in interest rates over time will increase our interest expense.

We do not have a significant level of transactions denominated in currencies other than U.S. dollars and as a result we have limited foreign currency exchange rate risk. The effect of an immediate 10% change in foreign exchange rates would have no material impact on our financial condition, results of operations or cash flows.

ITEM 4.	CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of the end of the period covered by this report, which we refer to as the Evaluation Date. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to us, including our consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

SEC Investigation

The SEC issued a formal order of private investigation dated September 7, 2005, to investigate the circumstances surrounding restatement of our consolidated financial statements for the years ended December 31, 2002 and 2003, and for the first three quarters of 2004. The SEC has issued subpoenas for the production of documents and for testimony pursuant to that investigation to us and other parties. The SEC’s investigation is ongoing and we are cooperating with the investigation.

Other Matters

Ligand and Seragen, Inc. a subsidiary of ours, were named parties to Sergio M. Oliver, et al. v. Boston University, et al., a shareholder class action filed on December 17, 1998 in the Court of Chancery in the State of Delaware in and for New Castle County, C.A. No. 16570NC, by Sergio M. Oliver and others against Boston University and others, including Seragen, its subsidiary Seragen Technology, Inc. and former officers and directors of Seragen. Seragen, Ligand, Seragen Technology, Inc. and our acquisition subsidiary, Knight Acquisition Corporation, were dismissed from the action. Prior to trial, several of the Seragen director-defendants reached a settlement with the plaintiffs. On April 14, 2006, the court issued a memorandum opinion finding for the plaintiffs and against Boston University and individual directors affiliated with Boston University on certain claims. The opinion awards damages on these claims in the amount of approximately $4.8 million plus interest. Judgment, however, has not been entered and the matter is subject to appeal. While Ligand and its subsidiary Seragen have been dismissed from the action, such dismissal is also subject to appeal and Ligand and Seragen may have possible indemnification obligations with respect to certain defendants. As of March 31, 2008, we have not accrued an indemnification obligation based on our assessment that our responsibility for any such obligation is not probable or estimable.

In March 2007, we received a letter from counsel to Salk alleging we owe Salk royalties on prior product sales of Targretin as well as a percentage of the amounts received from Eisai in the asset sale transaction completed with Eisai in October 2006. Salk alleges that it is owed at least 25% of the consideration paid by Eisai for that portion of our Oncology Product Line and associated assets attributable to Targretin. In an April 11, 2007 request for mediation, Salk repeated these claims and asserted additional claims that allegedly increase the amount of royalty buy-out payments. Representatives from Ligand and Salk attended a mediation hearing in June 2007, which left the matter unresolved. Salk filed a demand for arbitration in July 2007 with the American Arbitration Association, seeking at least $22 million for alleged breach of contract based on Salk’s theory that it is entitled to a portion of the money paid by Eisai to us for Targretin related assets. We do not believe that Salk has a valid basis for its claims and intend to oppose any claim that Salk has brought or may bring for payment related to these matters. We have raised a counterclaim in the arbitration with Salk seeking either a refund of the two $1.1 million lasofoxifene related payments or an offset against any award that may be granted to Salk. The arbitration with Salk is ongoing.

In October 2007, we received a letter from Rockefeller University (“Rockefeller”) claiming that it is owed 25% of the milestone payments received by us from our collaborative partner GlaxoSmithKline for eltrombopag and the backup compound SB-559448, as well as 25% of any future milestone and royalty payments that we may receive from GlaxoSmithKline based on the development and sale of these compounds. To date, we have received $8 million of milestone payments from GlaxoSmithKline for these compounds. In the letter, Rockefeller also stated its rejection of our notice sent to Rockefeller on August 9, 2007 to terminate the September 30, 1992 license agreement between us and Rockefeller. On March 4, 2008, we filed a declaratory judgment action against Rockefeller in the United States District Court for the Southern District of California seeking, among other things, a judicial determination that (i) eltrombopag and the backup compound SB-559448 (including the use of such compounds) do not embody any invention(s) described or claimed in certain licensed patent rights under the September 30, 1992 license agreement between us and Rockefeller, (ii) Rockefeller technical information was not essential to the discovery or development of eltrombopag and the backup compound SB-559448, (iii) we are not liable for any additional payments under our September 30, 1992 license agreement with Rockefeller beyond any payments that we have already received, and (iv) the September 30, 1992 license agreement between us and Rockefeller was terminated in November 2007, and that subsequent to the termination of such agreement, we are not liable for future payments under such agreement. Also on March 4, 2008, Rockefeller filed suit against us in the Supreme Court of the State of New York in

New York County alleging, among other things, a breach by us of our September 30, 1992 license agreement with Rockefeller, as well as other causes of action for unjust enrichment, quantum meruit, specific performance to perform an audit and declaratory relief. The complaint seeks damages of at least $1.91 million, plus alleges that Rockefeller is entitled to 25% of payments to be received by us in the future related to Promacta and SB-559448 or from any third party in connection with certain products (which products, according to the complaint, include LGD-4665), and 5% of future net sales of certain of our products (which products, according to the complaint, include LGD-4665). The complaint requests a trial by jury, and also seeks to impose a constructive trust upon payments received by us to which Rockefeller claims it is owed a portion. We have reviewed all of these claims and does not believe that Rockefeller has a valid basis for any of its claims and intend to vigorously oppose all of these claims, including any Rockefeller claim for payment related to these matters.

In addition, from time to time we are subject to various lawsuits and claims with respect to matters arising out of the normal course of our business. Due to the uncertainty of the ultimate outcome of these matters, the impact on future financial results is not subject to reasonable estimates.

ITEM 1A.	RISK FACTORS

The following is a summary description of some of the many risks we face in our business including any risk factors as to which there may have been a material change from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2007. You should carefully review these risks in evaluating our business, including the businesses of our subsidiaries. You should also consider the other information described in this report.

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

Several drug companies and research and academic institutions have developed technologies, filed patent applications or received patents for technologies that may be related to our business. Others have filed patent applications and received patents that conflict with patents or patent applications we have licensed for our use, either by claiming the same methods or compounds or by claiming methods or compounds that could dominate those licensed to us. In addition, we may not be aware of all patents or patent applications that may impact our ability to make, use or sell any of our potential products. For example, US patent applications may be kept confidential while pending in the United States Patent and Trademark Office and patent applications filed in foreign countries are often first published six months or more after filing.

In March 2007 we received a letter from counsel to Salk alleging that we owe Salk royalties on prior sales of Targretin as well as a percentage of the amounts received from Eisai. Salk alleges that it is owed at least 25% of the consideration paid by Eisai for the portion of our Oncology Product Line and associated assets attributable to Targretin. In an April 11, 2007 request for mediation, Salk repeated these claims and asserted additional claims that increase the amount of royalty buy-out payments allegedly owed to Salk. A mediation hearing in June 2007 attended by representatives from us and Salk left the matter unresolved. In July 2007, Salk filed a demand for arbitration with the American Arbitration Association seeking at least $22 million for alleged breach of contract based on Salk’s theory that it is entitled to a portion of the money paid by Eisai to us for Targretin related assets.

On October 4, 2007 we received a letter from Rockefeller University, or Rockefeller, claiming that it is owed 25% of the milestone payments received by us from our partner GlaxoSmithKline for eltrombopag and the backup compound SB-559448, as well as 25% of any future milestone and royalty payments that we may receive from GlaxoSmithKline based on the development and sale of these compounds. To date, we have received $8 million of milestone payments from GlaxoSmithKline for these compounds. In the letter, Rockefeller also stated its rejection of a notice we sent to Rockefeller on August 9, 2007 to terminate the September 30, 1992 license agreement between us and Rockefeller. On March 4, 2008, we filed a declaratory judgment action against Rockefeller in the United States District Court for the Southern District of California seeking, among other things, a judicial determination that (i) eltrombopag and the backup compound SB-559448 (including the use of such compounds) do not embody any invention(s) described or claimed in certain licensed patent rights under our September 30, 1992 license agreement with Rockefeller, (ii) Rockefeller technical information was not essential to the discovery or development of eltrombopag and the backup compound SB-559448, (iii) we are not liable for any additional payments under our September 30, 1992 license agreement with Rockefeller beyond any payments that we’ve already made, and (iv) our September 30, 1992 license agreement with Rockefeller was terminated in November 2007, and that subsequent to the termination of such agreement, we are not liable for future payments under such agreement. However, intellectual property disputes are subject to inherent uncertainties and there can be no assurance this action for declaratory judgment will be resolved favorably to us or that the lawsuit will not have a material adverse effect on us. Also on March 4, 2008, Rockefeller filed suit against us in the Supreme Court of the State of New York in New York County alleging, among other things, a breach by us of our September 30, 1992 license agreement with Rockefeller, as well as other causes of action for unjust enrichment, quantum meruit, specific performance to perform an audit and declaratory relief. The complaint seeks damages of at least $1.91 million, plus alleges that Rockefeller is entitled to 25% of payments to be received by us in the future related to Promacta and SB-559448 or from any third party in connection with certain products (which products, according to the complaint, include LGD-4665), and 5% of future net sales of certain of our products (which products, according to the complaint, include LGD-4665). The complaint requests a trial by jury, and also seeks to impose a constructive trust upon payments received by us to which Rockefeller claims it is owed a portion. Further, these and other possible disagreements or litigation with our collaborative partners could delay our ability and the ability of our collaborative partners to achieve milestones or our receipt of other payments. In addition, these and any other possible disagreements or litigation could delay, interrupt or terminate the research, development and commercialization of certain potential products being developed by either our collaborative partners or by us. Moreover, if we are unable to resolve the current dispute with Rockefeller or any other possible disagreements with licensors or collaborative partners, protracted litigation or arbitration could result. The occurrence of any of the foregoing problems could be time-consuming and expensive and could adversely affect our business.

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

On September 10, 2007, King reported that Actavis, a manufacturer of generic pharmaceutical products headquartered in Iceland, had filed with the FDA an Abbreviated New Drug Application, or ANDA, with a Paragraph IV Certification pertaining to AVINZA, the rights to which were acquired by King from us in February 2007. According to the report, Actavis’s Paragraph IV Certification sets forth allegations that U.S. Patent No. 6,066,339, or the 339 patent, which pertains to AVINZA, and which is listed in the FDA’s Approved Drug Products With Therapeutic Equivalence Evaluations, will not be infringed by Actavis’s manufacture, use, or sale of the product for which the ANDA was submitted. The expiration date for this patent is November 2017. King, King Pharmaceuticals Research and Development, Inc., Elan Corporation, plc and Elan Pharma International Ltd. jointly filed suit in federal district court in New Jersey on October 18, 2007 against Actavis, Inc. and Actavis Elizabeth LLC for patent infringement under the 339 patent. The lawsuit seeks a judgment that would, among other things, prevent Actavis from commercializing its proposed morphine product until after expiration of the 339 patent.

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

The Financial Industry Regulatory Authority, or FINRA, (formerly the National Association of Securities Dealers, Inc.) and the Securities and Exchange Commission, or SEC, have adopted certain new rules. If we were unable to continue to comply with the new rules, we could be delisted from trading on the NASDAQ Global Market, or Nasdaq, and thereafter trading in our common stock, if any, would be conducted through the over-the-counter market or on the Electronic Bulletin Board of FINRA. As a consequence of such delisting, an investor would likely find it more difficult to dispose of, or to obtain quotations as to the price of, our common stock. Delisting of our common stock could also result in lower prices per share of our common stock than would otherwise prevail.

Our product development involves a number of uncertainties, and we may never generate sufficient collaborative payments and royalties from the development of products to become profitable.

We were founded in 1987. We have incurred significant losses since our inception. As of March 31, 2008, our accumulated deficit was $585.4 million.

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

Our success will depend on our ability and the ability of our licensors to obtain and maintain patents and proprietary rights for our potential products both in the United States and in foreign countries. Patents may not be issued from any of these applications currently on file, or, if issued, may not provide sufficient protection. Our patent position, like that of many biotechnology and pharmaceutical companies, is uncertain and involves complex legal and technical questions for which important legal principles are unresolved. We may not develop or obtain rights to products or processes that are patentable. Even if we do obtain patents, such patents may not adequately protect the technology we own or have licensed. In addition, others may challenge, seek to invalidate, infringe or circumvent any patents we own or license and rights we receive under those patents may not provide competitive advantages to us.

Any conflicts resulting from the patent rights of others could significantly reduce the coverage of our patents and limit our ability to obtain meaningful patent protection. We have had and will continue to have discussions with our current and potential collaborative partners regarding the scope and validity of our patents and other proprietary rights. If a collaborative partner or other party successfully establishes that our patent rights are invalid, we may not be able to continue our existing collaborations beyond their expiration. Any determination that our patent rights are invalid also could encourage our collaborative partners to seek early termination of our agreements. Such invalidation could adversely affect our ability to enter into new collaborations.

We may also need to initiate litigation, which could be time-consuming and expensive, to enforce our proprietary rights or to determine the scope and validity of others’ rights. If litigation occurs, a court may find our patents or those of our licensors invalid or may find that we have infringed on a competitor’s rights. In addition, if any of our competitors have filed patent applications in the United States which claim technology we also have invented, the United States Patent and Trademark Office may require us to participate in expensive interference proceedings to determine who has the right to a patent for the technology.

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

In connection with the sale of our AVINZA Product Line, we have agreed to indemnify King for a period of 16 months after the closing of the sale of the AVINZA Product Line in February 2007 for a number of specified matters, including any breach of our representations, warranties or covenants contained in the asset purchase agreement. In certain defined cases, our obligation to indemnify King extends for a period of 30 months following the closing of the asset sale. In addition, we have agreed to indemnify Eisai, the purchaser of our Oncology Product Line, for damages suffered by Eisai arising from any breach of our representations, warranties, covenants or obligations in the asset purchase agreement. Our obligation to indemnify Eisai extends beyond the closing of the sale of our Oncology Product Line in October 2006 up to, in some cases, 18 months or 36 months and, in other cases, until the expiration of the applicable statute of limitations. In a few instances, our obligation to indemnify Eisai survives in perpetuity. Under our agreement with King, $15.0 million of the total upfront cash payment was deposited into an escrow account to secure our indemnification obligations to King. As of March 31, 2008, all amounts in the King escrow account had been released to us. Similarly, our agreement with Eisai required that $20.0 million of the total upfront cash payment be deposited into an escrow account to secure our indemnification obligations to Eisai. As of March 31, 2008, all amounts in the Eisai escrow account had been released to us.

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

We may also be subject to liability for products we recently sold. For example, in March 2007 we received a letter from counsel to Salk alleging that we owe Salk royalties on prior sales of Targretin as well as a percentage of the amounts received from Eisai. Salk alleges that it is owed at least 25% of the consideration paid by Eisai for the portion of our Oncology Product Line and associated assets attributable to Targretin. In an April 11, 2007 request for mediation, Salk repeated these claims and asserted additional claims that increase the amount of royalty buy-out payments allegedly owed to Salk. A mediation hearing in June 2007 attended by representatives from us and Salk left the matter unresolved. In July 2007, Salk filed a demand for arbitration with the American Arbitration Association seeking at least $22 million for alleged breach of contract based on Salk’s theory that it is entitled to a portion of the money paid by Eisai to us for Targretin related assets.

As previously disclosed, in connection with the AVINZA sale transaction, King assumed our obligation to make payments to Organon based on net sales of AVINZA (the fair value of which was $59.4 million as of March 31, 2008). As Organon did not consent to the legal assignment of the co-promote termination obligation from us to King, we remain liable to Organon in the event King defaults on this obligation. Any successful claim brought against us by Salk or others, or any requirement to pay a material amount to Organon, could adversely affect our business and the price of our securities.

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

In general, we intend to retain any earnings to support the expansion of our business. We have previously paid a special dividend of a substantial portion of the net proceeds from our product line asset sales. However, other than this special dividend, we do not anticipate paying cash dividends on any of our securities in the foreseeable future. Any returns you receive from our stock will be highly dependent on increases in the market price for our securities, if any. The price for our common stock has been highly volatile and may decrease.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

	Issuer Purchases of Equity Securities(1)
Month	Total Number of Shares Purchased During Month (2)	Average Price Paid Per Share (3)	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plan (4)
January 1 to January 31, 2008	314,754	$4.68	6,504,063	$58,915,563
February 1 to February 29, 2008	30,000	$4.27	6,534,063	$58,787,435

Total	344,754

(1)	In March 2007, we announced that our board of directors authorized a stock repurchase program under Rule 10b-18 of the Securities Exchange Act of 1934, as amended, of up to $100 million of shares of our common stock in the open market and negotiated purchases over a period of 12 months. The above table provides information regarding our stock repurchases in the quarter ended March 31, 2008. We did not repurchase any shares of our common stock during the period from March 1 to March 31, 2008. This program expired in March 2008.

(2)	The purchases were made in open-market transactions.

(3)	Excludes commissions paid, if any, related to the share repurchase transactions.

(4)	Represents the difference between the $100,000,000 of share repurchases authorized by our board of directors and the value of the shares repurchased from March 2007 through the indicated month.

ITEM 6.	EXHIBITS

Exhibit Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation of the Company (Filed as Exhibit 3.1).

3.2(1)	Bylaws of the Company, as amended (Filed as Exhibit 3.3).

3.3(2)	Amended Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Company.

3.4(3)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company dated June 14, 2000 (Filed as Exhibit 3.5).

3.5(4)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company dated June 30, 2004 (Filed as Exhibit 3.6).

3.6(5)	Amendment of the Bylaws of the Company dated November 8, 2005 (Filed as Exhibit 3.1).

3.7(6)	Amendment of Bylaws of the Company dated December 4, 2007 (Filed as Exhibit 3.1).

4.1(7)	Specimen stock certificate for shares of Common Stock of the Company.

4.2(8)	Indenture dated November 26, 2002, between the Company and J.P. Morgan Trust Company, National Association, as trustee, with respect to the 6% convertible subordinated notes due 2007 (Filed as Exhibit 4.3).

4.3(8)	Form of 6% Convertible Subordinated Note due 2007 (Filed as Exhibit 4.4).

4.4(8)	Pledge Agreement dated November 26, 2002, between the Company and J.P. Morgan Trust Company, National Association (Filed as Exhibit 4.5).

4.5(8)	Control Agreement dated November 26, 2002, among the Company, J.P. Morgan Trust Company, National Association and JP Morgan Chase Bank (Filed as Exhibit 4.6).

4.6(9)	2006 Preferred Shares Rights Agreement, by and between the Company and Mellon Investor Services LLC, dated as of October 13, 2006 (Filed as Exhibit 4.1).

31.1	Certification by Principal Executive Officer, Pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer, Pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Registration Statement on Form S-4 (No. 333-58823) filed on July 9, 1998.

(2)	This exhibit was previously filed as part of and is hereby incorporated by reference to same numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 1999.

(3)	This exhibit was previously filed as part of, and are hereby incorporated by reference to the numbered exhibit filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

(4)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004.

(5)	This exhibit was previously filed as part of, and is being incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on November 14, 2005.

(6)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on December 6, 2007.

(7)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Registration Statement on Form S-1 (No. 33-47257) filed on April 16, 1992 as amended.

(8)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Registration Statement on Form S-3 (No. 333-102483) filed on January 13, 2003, as amended.

(9)	This exhibit was previously filed as part of, and is being incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on October 17, 2006.

LIGAND PHARMACEUTICALS INCORPORATED

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	May 8, 2008	By:	/s/ John P. Sharp
John P. Sharp
Vice President, Finance and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation of the Company (Filed as Exhibit 3.1).

3.2(1)	Bylaws of the Company, as amended (Filed as Exhibit 3.3).

3.3(2)	Amended Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Company.

3.4(3)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company dated June 14, 2000 (Filed as Exhibit 3.5).

3.5(4)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company dated June 30, 2004 (Filed as Exhibit 3.6).

3.6(5)	Amendment of the Bylaws of the Company dated November 8, 2005 (Filed as Exhibit 3.1).

3.7(6)	Amendment of Bylaws of the Company dated December 4, 2007 (Filed as Exhibit 3.1).

4.1(7)	Specimen stock certificate for shares of Common Stock of the Company.

4.2(8)	Indenture dated November 26, 2002, between the Company and J.P. Morgan Trust Company, National Association, as trustee, with respect to the 6% convertible subordinated notes due 2007 (Filed as Exhibit 4.3).

4.3(8)	Form of 6% Convertible Subordinated Note due 2007 (Filed as Exhibit 4.4).

4.4(8)	Pledge Agreement dated November 26, 2002, between the Company and J.P. Morgan Trust Company, National Association (Filed as Exhibit 4.5).

4.5(8)	Control Agreement dated November 26, 2002, among the Company, J.P. Morgan Trust Company, National Association and JP Morgan Chase Bank (Filed as Exhibit 4.6).

4.6(9)	2006 Preferred Shares Rights Agreement, by and between the Company and Mellon Investor Services LLC, dated as of October 13, 2006 (Filed as Exhibit 4.1).

31.1	Certification by Principal Executive Officer, Pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer, Pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Registration Statement on Form S-4 (No. 333-58823) filed on July 9, 1998.

(2)	This exhibit was previously filed as part of and is hereby incorporated by reference to same numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 1999.

(3)	This exhibit was previously filed as part of, and are hereby incorporated by reference to the numbered exhibit filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

(4)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004.

(5)	This exhibit was previously filed as part of, and is being incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on November 14, 2005.

(6)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on December 6, 2007.

(7)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Registration Statement on Form S-1 (No. 33-47257) filed on April 16, 1992 as amended.

(8)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Registration Statement on Form S-3 (No. 333-102483) filed on January 13, 2003, as amended.

(9)	This exhibit was previously filed as part of, and is being incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on October 17, 2006.