Form 10-Q
period 2008-06-30
LIGAND PHARMACEUTICALS INC
filed 2008-08-05
CIK 886163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

or

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

Yes  ☐     No  ☒

As of July 31, 2008, the registrant had 94,929,774 shares of common stock outstanding.

LIGAND PHARMACEUTICALS INCORPORATED

QUARTERLY REPORT

FORM 10-Q

*	No information provided due to inapplicability of item.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

LIGAND PHARMACEUTICALS INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share data)

	June 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$29,177	$76,812
Short-term investments	55,819	17,596
Current portion of co-promote termination payments receivable	8,682	10,467
Other current assets	2,434	5,068

Total current assets	96,112	109,943
Restricted investments	1,411	1,411
Property and equipment, net	2,024	2,865
Long-term portion of co-promote termination payments receivable	50,298	48,989
Restricted indemnity account	10,178	10,070

Total assets	$160,023	$173,278

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,290	$12,682
Accrued liabilities	22,698	24,327
Current portion of deferred gain	1,964	1,964
Current portion of co-promote termination liability	8,682	10,467
Current portion of equipment financing obligations	978	1,528

Total current liabilities	44,612	50,968
Long-term portion of co-promote termination liability	50,298	48,989
Long-term portion of equipment financing obligations	266	627
Deferred revenue, net	2,546	2,546
Long-term portion of deferred gain	24,274	25,256
Other long-term liabilities	6,661	3,432

Total liabilities	128,657	131,818

Commitments and contingencies
Common stock subject to conditional redemption; 997,568 shares issued and outstanding at June 30, 2008 and December 31, 2007	12,345	12,345

Stockholders’ equity:
Convertible preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 100,540,011 and 100,543,370 shares issued at June 30, 2008 and December 31, 2007, respectively	101	101
Additional paid-in capital	652,956	651,038
Accumulated other comprehensive income (loss)	(28)	9
Accumulated deficit	(591,874)	(581,512)

	61,155	69,636
Treasury stock, at cost; 6,607,905 and 6,263,151 shares at June 30, 2008 and December 31, 2007, respectively	(42,134)	(40,521)

Total stockholders’ equity	19,021	29,115

Total liabilities and stockholders’ equity	$160,023	$173,278

See accompanying notes.

LIGAND PHARMACEUTICALS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues:
Royalties	$4,804	$1,410	$9,678	$1,410
Collaborative research and development and other revenues	—	—		235

Total revenues	4,804	1,410	9,678	1,645

Operating costs and expenses:
Research and development	6,377	8,751	13,542	24,353
General and administrative	4,551	7,516	14,650	21,683

Total operating costs and expenses	10,928	16,267	28,192	46,036

Accretion of deferred gain on sale leaseback	(491)	(491)	(982)	(982)

Loss from operations	(5,633)	(14,366)	(17,532)	(43,409)

Other income (expense):
Interest income	543	2,534	1,478	5,813
Interest expense	(39)	(90)	(91)	(460)
Other, net	(790)	11	(1,272)	62

Total other income (expense), net	(286)	2,455	115	5,415

Loss before income taxes	(5,919)	(11,911)	(17,417)	(37,994)
Income tax benefit	1,030	4,225	2,811	13,419

Loss from continuing operations	(4,889)	(7,686)	(14,606)	(24,575)

Discontinued operations:
Income from discontinued operations before income taxes	—	—	—	5,993
Gain (loss) on sale of AVINZA Product Line before income taxes	(1,156)	283	7,165	310,414
Gain (loss) on sale of Oncology Product Line before income taxes	(685)	9,868	230	9,807
Income tax benefit (expense) on discontinued operations	301	(2,284)	(3,151)	(27,137)

Discontinued operations	(1,540)	7,867	4,244	299,077

Net income (loss):	$(6,429)	$181	$(10,362)	$274,502

Basic and diluted per share amounts:
Loss from continuing operations	$(0.05)	$(0.08)	$(0.15)	$(0.24)
Discontinued operations	(0.02)	0.08	0.04	2.98

Net income (loss)	$(0.07)	$—	$(0.11)	$2.74

Weighted average number of common shares	95,055,718	99,878,197	95,051,672	100,279,949

See accompanying notes.

LIGAND PHARMACEUTICALS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2008	2007
Operating activities:
Net income (loss)	$(10,362)	$274,502
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on sale of AVINZA Product Line before income taxes	(7,165)	(310,414)
Gain on sale of Oncology Product Line before income taxes	(230)	(9,807)
Amortization of deferred gain on sale leaseback	(982)	(982)
Amortization of acquired technology and license rights	—	909
Non-cash lease costs	4,148	—
Depreciation and amortization of property and equipment	548	943
Realized loss on investment	1,270	—
Loss on asset write-offs	639	745
Stock-based compensation	1,847	6,130
Non-cash co-promote termination expense	—	(1,409)
Other	(13)	346
Changes in operating assets and liabilities:
Accounts receivable, net	—	11,487
Inventories, net	—	930
Other current assets	2,634	3,847
Restricted indemnity account	(108)	(9,939)
Accounts payable and accrued liabilities	(5,714)	(33,653)
Other liabilities	118	313
Deferred revenue, net	—	(8,657)

Net cash used in operating activities	(13,370)	(74,709)

Investing activities:
Proceeds from sale of AVINZA Product Line	8,058	281,861
Additional proceeds from sale of Oncology Product Line	—	10,000
Proceeds from sale of property and equipment	40	311
Purchases of short-term investments	(58,858)	(6,561)
Proceeds from sale of short-term investments	19,364	8,219
Decrease in restricted cash	—	39,079
Purchases of property and equipment	(385)	(331)
Other, net	(6)	29

Net cash (used in) provided by investing activities	(31,787)	332,607

Financing activities:
Principal payments on equipment financing obligations	(911)	(1,076)
Repayment of debt	—	(37,750)
Proceeds from issuance of common stock	46	4,089
Dividend paid	—	(252,742)
Dividend received on treasury stock held by Company	—	185
Repurchase of common stock	(1,613)	(25,394)

Net cash used in financing activities	(2,478)	(312,688)

Net decrease in cash and cash equivalents	(47,635)	(54,790)
Cash and cash equivalents at beginning of period	76,812	158,401

Cash and cash equivalents at end of period	$29,177	$103,611

Supplemental disclosure of cash flow information:
Interest paid	$129	$1,236
Taxes paid	$92	$4,655
Supplemental schedule of non-cash investing and financing activities:
Employee receivable from stock option exercises	$—	$181

See accompanying notes.

LIGAND PHARMACEUTICALS INCORPORATED

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

The accompanying condensed consolidated financial statements of Ligand Pharmaceuticals Incorporated (the “Company” or “Ligand”) were prepared in accordance with instructions for this Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 and, therefore, do not include all information necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the condensed consolidated financial statements, have been included. The results of operations for the three and six months ended June 30, 2008 and 2007 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other future period. These statements should be read in conjunction with the consolidated financial statements and related notes, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

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

The Company faces risks common to companies whose products are in various stages of development. These risks include, among others, the Company’s potential need for additional financing to complete its research and development programs and commercialize its technologies. The Company has incurred significant losses since its inception. At June 30, 2008, the Company’s accumulated deficit was $591.9 million. The Company expects to continue to incur substantial research and development expenses.

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

Income (Loss) Per Share

Net income (loss) per share is computed using the weighted average number of common shares outstanding. Basic and diluted income (loss) per share amounts are equivalent for the periods presented as the inclusion of potential common shares in the number of shares used for the diluted computation would be anti-dilutive to loss per share from continuing operations. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings Per Share, no potential common shares are included in the computation of any diluted per share amounts, including income (loss) per share from discontinued operations and net income (loss) per share, as the Company reported a loss from continuing operations for all periods presented. Potential common shares, the shares that would be issued upon the exercise of outstanding stock options and the vesting of restricted shares, were 4.0 million and 4.2 million at June 30, 2008 and 2007, respectively.

Guarantees and Indemnifications

The Company accounts for and discloses guarantees in accordance with FASB Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements Nos. 5, 57 and 107 and rescission of FIN 34. The following is a summary of the Company’s agreements that management has determined are within the scope of FIN 45:

Under its amended and restated bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer’s or director’s serving in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has a directors and officers liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, management believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of June 30, 2008 and December 31, 2007. These insurance policies, however, do not cover the ongoing legal costs or the fines, if any, that may become due in connection with the ongoing SEC investigation of the Company, following the use of prior directors and officers liability insurance policy limits to settle certain shareholder litigation matters (see discussion of SEC investigation at Note 6). The SEC investigation is ongoing, and management is currently unable to assess the duration, extent, and cost of such investigation. Further, management is unable to assess the amount of such costs that may in turn be required to be reimbursed to any individual director or officer under the Company’s indemnification agreements as the scope of the investigation cannot be apportioned amongst the Company and the indemnified officers and directors. Accordingly, a liability has not been recorded for the fair value of the ongoing and ultimate obligations, if any, related to the SEC investigation. The Company has a restricted cash balance of approximately $10.2 million relating to this indemnity at June 30, 2008.

Revenue Recognition – AVINZA Royalties

In accordance with the AVINZA Purchase Agreement (see Note 2), royalties are required to be reported and paid to the Company within 45 days of quarter-end during the 20 month period following the closing of the sale transaction. Thereafter, royalties will continue to be reported on a quarterly basis but paid on a calendar year basis. Royalties on sales of AVINZA due from King Pharmaceuticals, or King, are recognized in the quarter reported by King.

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

The Company adopted the provisions of Financial Accounting Standard Board (“FASB”) Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” on January 1, 2007. FIN 48 clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined in FIN 48 as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. There was no unrecognized tax benefit as of June 30, 2008 and 2007.

In accordance with SFAS No. 123 (revised 2004) Share-Based Payments (“SFAS 123(R)”) effective January 1, 2006, the Company recognizes windfall tax benefits associated with the exercise of stock options directly to stockholders’ equity only when realized in cash or as a reduction in income taxes payable. A windfall tax benefit occurs when the actual tax benefit realized by the Company upon an employee’s disposition of a share-based award exceeds the deferred tax asset, if any, associated with the award that the Company had recorded. When assessing whether a tax benefit relating to share-based compensation has been realized, the Company follows the with-and-without method, excluding the indirect effects, under which current year share-based compensation deductions are assumed to be utilized after net operating loss carryforwards and other tax attributes.

Accounting for Stock-Based Compensation

The Company applies the fair value recognition provisions of SFAS 123(R) using the modified prospective transition method. Under that transition method, compensation cost recognized in the three and six months ended June 30, 2008 and 2007 includes: (a) compensation cost for all stock-based awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all stock-based awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R).

Stock-based compensation expense for awards to employees and non-employee directors is recognized on a straight-line basis over the vesting period until the last tranche vests. Compensation cost for consultant awards is recognized over each separate tranche’s vesting period. The Company recognized compensation expense of $0.9 million and $0.6 million for the three months ended June 30, 2008 and 2007, respectively, and $1.8 million and $6.1 million for the six months ended June 30, 2008 and 2007, respectively, associated with option awards, restricted stock and an equitable adjustment of employee stock options. Of the total compensation expense associated with the option awards for the three and six months ended June 30, 2007, $17,000 and $1.8 million, respectively, related to the $2.50 equitable adjustment of the exercise price for all options outstanding as of April 3, 2007 that was measured for financial reporting purposes effective March 28, 2007. There was no deferred tax benefit recognized in connection with these costs.

The fair-value for options that were awarded to employees and directors was estimated at the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Risk-free interest rate	3.4%	5.0%	3.0%	5.0%
Dividend yield	—	—	—	—
Expected volatility	68%	66%	65%	66%
Expected term	6.0 years	6.0 years	6.0 years	6.0 years

The expected term of the employee and non-employee director options is the estimated weighted-average period until exercise or cancellation of vested options (forfeited unvested options are not considered). SAB 107 guidance permitted companies to use a “safe harbor” expected term assumption for grants up to December 31, 2007 based on the mid-point of the period between vesting date and contractual term, averaged on a tranche-by-tranche basis. The Company used the safe harbor in selecting the expected term assumption in 2007. Management used SAB 110, which extends SAB 107 in the absence of adequate data for the year 2008. The expected term for consultant awards is the remaining period to contractual expiration.

Volatility is a measure of the expected amount of variability in the stock price over the expected life of an option expressed as a standard deviation. In selecting this assumption, the Company used the historical volatility of the Company’s stock price over a period approximating the expected term.

Stock Option Activity

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2007	2,223,032	$8.87
Granted	1,293,500	3.52
Exercised	(4,438)	3.41
Forfeited	(91,225)	7.15
Cancelled	(325,067)	9.83

Balance at June 30, 2008	3,095,802	$6.58	7.12	$70

Exercisable at June 30, 2008	1,302,292	$9.50	4.29	$70

Options expected to vest as of June 30, 2008	2,886,979	$6.21	7.10	$70

The weighted-average grant-date fair value of all stock options granted during the six months ended June 30, 2008 was $2.15 per share. The total intrinsic value of all options exercised during the six months ended June 30, 2008 was $3,000. As of June 30, 2008, there was $4.4 million of total unrecognized compensation cost related to nonvested stock options. That cost is expected to be recognized over a weighted-average period of 3.24 years.

As of June 30, 2008, 2.3 million shares were available for future option grants or direct issuance under the 2002 plan.

Cash received from options exercised for the six months ended June 30, 2008 and 2007 was $15,000 and $4.1 million, respectively. There is no current tax benefit related to options exercised because of net operating losses (“NOLs”) for which a full valuation allowance has been established.

Restricted Stock Activity

Restricted stock activity for the six months ended June 30, 2008 is as follows:

	Shares	Weighted- Average Grant Date Stock Price
Nonvested at December 31, 2007	295,600	$9.90
Granted	404,000	3.42
Vested	(110,012)	10.92
Forfeited	(15,066)	6.51

Nonvested at June 30, 2008	574,522	$5.23

The weighted-average grant-date fair value of restricted stock granted during the six months ended June 30, 2008 was $3.42 per share. As of June 30, 2008, there was $2.0 million of total unrecognized compensation cost related to nonvested restricted stock. That cost is expected to be recognized over the next 1.91 years.

Employee Stock Purchase Plan

The Company has an employee stock purchase plan (the “2002 ESPP”). The 2002 ESPP, as amended, allows employees to purchase a limited amount of common stock at the end of each three month period at a price equal to the lesser of 85% of fair market value on either the first trading day of the period or the last trading day of the period (the “Lookback Provision”). The 15% discount and the Lookback Provision make the 2002 ESPP compensatory under SFAS 123(R). There were 20,579 shares of common stock issued under the 2002 ESPP during the six months ended June 30, 2008, resulting in a compensation expense of $14,000. There were 11,609 shares of common stock issued under the 2002 ESPP during the six months ended June 30, 2007, resulting in a compensation expense of $26,000. As of June 30, 2008, 73,029 shares were available for future purchases under the 2002 ESPP.

Share Repurchases

In March 2007, the Company’s Board of Directors authorized up to $100.0 million in share repurchases over the subsequent 12 months. During the six months ended June 30, 2008, the Company repurchased a total of 0.3 million shares of its common stock totaling $1.6 million. The Company has repurchased an aggregate of 6.5 million shares of its common stock totaling $41.2 million prior to the expiration of the repurchase period on March 31, 2008.

Cash, Cash Equivalents and Short-term Investments

Cash and cash equivalents consist of cash and highly liquid securities with maturities at the date of acquisition of three months or less. The following table summarizes the various investment categories at June 30, 2008 and December 31, 2007 (in thousands):

	Cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
June 30, 2008
U.S. government securities	$53,417	$7	$(35)	$53,389
Corporate obligations	2,430	—	—	2,430

	55,847	7	(35)	55,819
Certificates of deposit - restricted	1,411	—	—	1,411

	$57,258	$7	$(35)	$57,230

December 31, 2007
U.S. government securities	$7,509	$4	$—	$7,513
Corporate obligations	10,078	14	(9)	10,083

	17,587	18	(9)	17,596
Certificates of deposit - restricted	1,411	—	—	1,411

	$18,998	$18	$(9)	$19,007

In July 2007, the Company purchased $5.0 million of commercial paper issued by Golden Key Ltd. While the investment was highly-rated and within the Company’s investment policy at the time of purchase, during the third quarter of 2007, large credit rating agencies downgraded the quality of this security. In addition, as a result of not meeting certain liquidity covenants, the assets of Golden Key Ltd. were assigned to a trustee who established a committee of the largest senior credit holders to determine the next steps. Subsequently, Golden Key Ltd. defaulted on its obligation to settle the security on the stated maturity date of October 10, 2007. Based on available information, management currently estimates that it will be able to recover approximately $2.4 million on this security. Management adjusted the carrying value by recording an impairment loss of $0.8 million and $1.3 million during the three and six months ended June 30, 2008, respectively. As a result of ongoing volatility in the liquidity of the capital markets, the Company may be exposed to additional impairment for this investment until it is fully recovered or disposed of.

Other Current Assets

Other current assets consist of the following (in thousands):

	June 30, 2008	December 31, 2007
Income taxes receivable	$897	$3,099
Prepaid expenses	1,136	1,076
Other receivables	401	738
Other	—	155

	$2,434	$5,068

Property and Equipment

Property and equipment is stated at cost and consists of the following (in thousands):

	June 30, 2008	December 31, 2007
Equipment and leasehold improvements	$37,090	$40,577
Less accumulated depreciation and amortization	(35,066)	(37,712)

	$2,024	$2,865

Depreciation of equipment is computed using the straight-line method over the estimated useful lives of the assets which range from three to ten years. Leasehold improvements are amortized using the straight-line method over their estimated useful lives or their related lease term, whichever is shorter.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment annually or whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value for the Company’s long-lived assets is determined using the expected cash flows discounted at a rate commensurate with the risk involved. During the three months ended June 30, 2008, the Company recorded no impairment charges, compared to a $0.3 million reduction to impairment for the same period in 2007, which related to the proceeds from the sale of assets impaired as of March 31, 2007. During the six months ended June 30, 2008, the Company recorded an impairment charge of $0.7 million to general and administrative expense as a result of vacating a building in February 2008. For the same period in 2007, the Company recorded a net impairment charge of $0.7 million, which included $0.3 million of proceeds received from the sale of assets abandoned or disposed of and that were no longer used in the Company’s ongoing operations following the sale of the Company’s AVINZA product line and reduction in workforce. As of June 30, 2008, management believes that the future cash flows to be received from its long-lived assets will exceed the assets’ carrying value.

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	June 30, 2008	December 31, 2007
Allowances for loss on returns, rebates, chargebacks, and other discounts	$16,721	$17,275
Compensation	1,338	3,402
Current portion of lease termination obligation	1,045	—
Other	3,594	3,650

	$22,698	$24,327

The following summarizes the activity in the accrued liability accounts related to allowances for loss on returns, rebates, chargebacks, and other discounts for the six months ended June 30, 2008 (in thousands):

	Charge-backs and Rebates	Returns	Total
Balance at December 31, 2007	$2,216	$15,059	$17,275
AVINZA Transaction Provision(1)	(600)	1,992	1,392
Oncology Transaction Provision(2)	153	(163)	(10)
Payments(3)	(759)	—	(759)
Charges(4)	—	(1,177)	(1,177)

Balance at June 30, 2008	$1,010	$15,711	$16,721

(1)	The AVINZA transaction provision amounts represent changes in the estimates of the accruals for rebates, chargebacks and returns recorded in connection with the sale of the AVINZA product line.

(2)	The Oncology transaction provision amounts represent changes in the estimates of the accruals for rebates, chargebacks and returns recorded in connection with the sale of the Oncology product line.

(3)	Represents actual cash payments affecting the reserve balance. Actual cash settlement of returns is reflected through accounts payable, which for the six months ended June 30, 2008 was $0.8 million.

(4)	Represents returns processed in the current reportable period.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net income (loss) as reported	$(6,429)	$181	$(10,362)	$274,502
Unrealized net gain (loss) on available-for-sale securities	15	(6)	(37)	(6)
Foreign currency translation adjustments	—	(9)	—	332

Comprehensive income (loss)	$(6,414)	$166	$(10,399)	$274,828

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS 159 apply only to entities that elect the fair value option; however, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company currently does not have any instruments eligible for election of the fair value option. Therefore, the adoption of SFAS 159 did not have a material impact on the Company’s consolidated results of operations or financial position.

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

In December 2007, the FASB ratified the consensus reached by the EITF in Issue No. 07-1, Accounting for Collaborative Arrangements (“EITF 07-1”). EITF 07-1 requires that transactions under collaborative arrangements be reported in the appropriate line item in each company’s financial statements pursuant to the guidance in Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, and requires enhanced disclosures of such arrangements. EITF 07-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company will adopt EITF 07-1 in the first interim period of fiscal 2009 and management is evaluating the impact, if any, that the adoption of this issue will have on its consolidated results of operations and financial position.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R requires an acquirer to (i) recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at fair value at the acquisition date, (ii) recognize acquisition-related costs separately from the acquisition, (iii) to recognize ”negative goodwill” in earnings as a gain attributable to the acquisition, and (iv) to recognize changes in the amount of its deferred tax benefits that are recognizable because of the business combination either in earnings in the period of the combination or directly in contributed capital, depending on the circumstances. SFAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Management will assess the impact that SFAS 141R may have on its consolidated results of operations and financial position.

In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 requires entities to present ownership interests in subsidiaries held by parties other than the parent entity within the equity section of the consolidated balance sheet, to present the amount of consolidated net income attributable to the parent and to the noncontrolling interest in the consolidated statement of operations, to recognize any changes in ownership interests as equity transactions, and to measure at fair value any retained noncontrolling equity investment upon deconsolidation of a subsidiary. The Company will adopt SFAS 160 in the first interim period of fiscal 2009 and management is evaluating the impact, if any, that the adoption of this statement will have on its consolidated results of operations and financial position.

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires entities to disclose the objectives for using derivative instruments in terms of underlying risk and accounting designation, to disclose the fair values of derivative instruments and their gains and losses in a tabular format, and to disclose information about credit-risk-related contingent features. The Company will adopt SFAS 161 in the first interim period of fiscal 2009 and management is evaluating the impact, if any, that the adoption of this statement will have on its consolidated results of operations and financial position.

2. Discontinued Operations

Oncology Product Line

On September 7, 2006, the Company, Eisai Inc., a Delaware corporation and Eisai Co., Ltd., a Japanese company (together with Eisai Inc., “Eisai”), entered into a purchase agreement (the “Oncology Purchase Agreement”) pursuant to which Eisai agreed to acquire all of the Company’s worldwide rights in and to the Company’s oncology products, including, among other things, all related inventory, equipment, records and intellectual property, and assume certain liabilities as set forth in the Oncology Purchase Agreement. The Oncology product line included the Company’s four marketed oncology drugs: ONTAK, Targretin capsules, Targretin gel and Panretin gel. In the first quarter of 2008, the company recorded a $0.9 million pre-tax gain on the sale due to subsequent changes in certain estimates of assets and liabilities recorded as of the sale date. In the second quarter of 2008, the Company recognized a $0.7 million pre-tax reduction to the gain on the sale due to subsequent changes in certain estimates of assets and liabilities recorded as of the sale date.

Prior to the Oncology sale, the Company recorded accruals for rebates, chargebacks, and other discounts related to Oncology products when product sales were recognized as revenue under the sell-through method. Upon the Oncology sale, the Company accrued for rebates, chargebacks, and other discounts related to Oncology products in the distribution channel which had not sold-through at the time of the Oncology sale and for which the Company retained the liability subsequent to the Oncology sale. The Company’s accruals for Oncology rebates, chargebacks, and other discounts total $0.7 million and $1.2 million as of June 30, 2008 and December 31, 2007, respectively, and are included in accrued liabilities in the condensed consolidated balance sheets.

Additionally, and pursuant to the terms of the Oncology Purchase Agreement, the Company retained the liability for returns of products from wholesalers that had been sold by the Company prior to the close of the transaction. Accordingly, as part of the accounting for the sale of the Oncology product line, the Company recorded a reserve for Oncology product returns. Under the sell-through revenue recognition method, the Company previously did not record a reserve for returns from wholesalers. The Company’s reserve for Oncology returns was $3.5 million and $4.4 million as of June 30, 2008 and December 31, 2007, respectively, and are included in accrued liabilities in the condensed consolidated balance sheets.

AVINZA Product Line

On September 6, 2006, the Company and King, entered into a purchase agreement (the “AVINZA Purchase Agreement”), pursuant to which King agreed to acquire all of the Company’s rights in and to AVINZA in the United States, its territories and Canada, including, among other things, all AVINZA inventory, records and related intellectual property, and assume certain liabilities as set forth in the AVINZA Purchase Agreement (collectively, the “Transaction”).

Pursuant to the AVINZA Purchase Agreement, at Closing on February 26, 2007 (the “Closing Date”), the Company received $280.4 million in net cash proceeds, which is net of $15.0 million that was funded into an escrow account to support any potential indemnification claims made by King following the closing.

In connection with the sale, the Company agreed to indemnify King for a period of 16 months after the closing of the Transaction for a number of specified matters, including any breach of the Company’s representations, warranties or covenants contained in the asset purchase agreement. In certain defined cases, the Company’s obligation to indemnify King extends for a period of 30 months following the closing of the Transaction. Under the Company’s agreement with King, $15.0 million of the total upfront cash payment was deposited into an escrow account to secure the Company’s indemnification obligations to King following the closing of the Transaction. Of the escrowed amount, $7.5 million was released to the Company in August 2007, and the remaining $7.5 million, plus interest of $0.6 million, was released to the Company in February 2008 and recorded as gain on sale of the AVINZA product line.

Prior to the AVINZA sale, the Company recorded accruals for rebates, chargebacks, and other discounts related to AVINZA products when product sales were recognized as revenue under the sell-through method. Upon the AVINZA sale, the Company accrued for rebates, chargebacks, and other discounts related to AVINZA products in the distribution channel which had not sold-through at the time of the AVINZA sale and for which the Company retained the liability subsequent to the sale. The Company’s accruals for AVINZA rebates, chargebacks, and other discounts total $0.3 million and $1.0 million as of June 30, 2008 and December 31, 2007, respectively, and are included in accrued liabilities in the condensed consolidated balance sheets.

Additionally, and pursuant to the terms of the AVINZA Purchase Agreement, the Company retained the liability for returns of product from wholesalers that had been sold by the Company prior to the close of the Transaction. Accordingly, as part of the accounting for the gain on the sale of AVINZA, the Company recorded a reserve for AVINZA product returns. Under the sell-through revenue recognition method, the Company previously did not record a reserve for returns from wholesalers. The Company’s reserve for AVINZA returns was $12.2 million and $10.7 million as of June 30, 2008 and December 31, 2007, respectively, and are included in accrued liabilities in the condensed consolidated balance sheets.

3. Financial Instruments

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including available-for-sale fixed income and equity securities and other equity securities. The fair value of these certain financial assets and liabilities was determined using the following inputs at June 30, 2008:

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Fixed income available-for-sale securities(1)	$58,963	$56,533	$2,430	$—
Equity available-for-sale securities(2)	—	—	—	—

Total	$58,963	$56,533	$2,430	$—

(1)	Included in cash and cash equivalents and short-term investments on our condensed consolidated balance sheet.

(2)	Included in short-term investments on our condensed consolidated balance sheet.

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

On February 26, 2007, the Company consummated its agreement with King pursuant to which King acquired all of the Company’s rights in and to AVINZA, assumed certain liabilities, and reimbursed the Company the $47.8 million previously paid to Organon (comprised of the $37.8 million paid in October 2006 and the $10.0 million that the Company paid in January 2007). King also assumed the Company’s co-promote termination obligation to make payments to Organon based on net sales of AVINZA. In connection with King’s purchase of AVINZA, Organon did not consent to the legal assignment of the co-promote termination obligation to King. Accordingly, the Company remains liable to Organon in the event of King’s default of the obligation. Therefore, the Company recorded an asset as of February 26, 2007 to recognize King’s assumption of the obligation, while continuing to carry the co-promote termination liability in the Company’s consolidated financial statements to recognize the Company’s legal obligation as primary obligor to Organon as required under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This asset represents a non-interest bearing receivable for future payments to be made by King and is recorded at its fair value based on management’s estimate of future sales of AVINZA. As of June 30, 2008 and thereafter, the receivable and liability will remain equal and adjusted each quarter for changes in the estimated fair value of the obligation including for any changes in the estimate of future net AVINZA product sales. This receivable will be assessed on a quarterly basis for impairment (e.g., in the event King defaults on the assumed obligation to pay Organon). As of December 31, 2007 and June 30, 2008, the fair value of the co-promote termination liability (and the corresponding receivable) was determined using a discount rate of 15%.

On an annual basis, management reviews the carrying value of the co-promote termination liability. Due to assumptions and judgments inherent in determining the estimates of future net AVINZA sales through November 2017, the actual amount of net AVINZA sales used to determine the current fair value of the Company’s co-promote termination asset and liability may be materially different from current estimates.

A summary of the co-promote termination liability as of June 30, 2008 is as follows (in thousands):

Net fair value of payments based on estimated future net AVINZA product sales as of December 31, 2007	$59,456
Assumed payments made by King or assignee	(4,194)
June 30, 2008 fair value adjustment of estimated future payments based on estimated future net AVINZA product sales	3,708

Total co-promote termination liability as of June 30, 2008	58,970
Less: current portion of co-promote termination liability as of June 30, 2008	(8,682)

Long-term portion of co-promote termination liability as of June 30, 2008	$50,298

5. Property Leases

The Company leases one of its office and research facilities under an operating lease arrangement through July 2015. The Company fully vacated this facility in February 2008. The operating lease agreement provides for increases in annual rents based on changes in the Consumer Price Index or fixed percentage increases ranging from 3% to 7%. Commencing January 2008, the Company sublet this facility through July 2015. The sublease agreement provides for a 3% increase in annual rents. As of June 30, 2008, the Company expects to receive aggregate future minimum lease payments totaling $6.1 million (nondiscounted) over the remaining duration of the sublease agreement. In accordance with Statement of Financial Accounting Standards No. 146 (As Amended) “Accounting for Costs Associated with Exit or Disposal Activities,” the Company recorded a net charge to operating expenses of $4.1 million for exit costs when it fully ceased use of this facility in the first quarter of 2008. The net charge consisted of a $6.4 million charge for the net present value of future rent payments offset by a $2.3 million reversal of deferred rent. As of June 30, 2008, $6.2 million has been recorded as a liability for these exit costs on the condensed consolidated balance sheet with $1.0 million classified as accrued liabilities and the balance included in other long-term liabilities.

6. Litigation

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

The Company and Seragen, Inc. were named parties to Sergio M. Oliver, et al. v. Boston University, et al., a shareholder class action filed on December 17, 1998 in the Court of Chancery in the State of Delaware. The Company and Seragen were dismissed from the action, but such dismissal is subject to appeal and the Company and Seragen may have possible indemnification obligations with respect to certain defendants. On April 14, 2006, the court found for the plaintiffs on certain claims and awarded damages of approximately $4.8 million plus interest. Judgment, however, has not been entered and the matter is subject to appeal. As of June 30, 2008, the Company has not accrued an indemnification obligation based on its assessment that its responsibility for any such obligation is not probable or estimable.

In July 2007, the Salk Institute for Biological Studies (“Salk”) filed a demand for arbitration with the American Arbitration Association, seeking damages for alleged breach of contract based on Salk’s theory that it is entitled to a portion of the money paid by Eisai to the Company for Targretin related assets. Salk currently alleges damages to be $25.4 million, plus interest, if payment is made after October 13, 2008. The Company has raised a counterclaim in the arbitration with Salk seeking either a refund of $2.9 million of lasofoxifene related payments, plus interest, or an offset against any award that may be granted to Salk. The arbitration with Salk is ongoing. A hearing on the matter is scheduled for the second half of 2008, but delays are possible and management is unable to guarantee when a final decision will be rendered. Intellectual property license disputes are subject to inherent uncertainties and there can be no assurance this arbitration will be resolved favorably to the Company or that it will not have a material adverse effect on the Company. Management is unable to assess the likelihood of an unfavorable outcome and, accordingly, no accrual has been recorded as of June 30, 2008.

On March 4, 2008, Rockefeller University (“Rockefeller”) filed suit, now proceeding in the United States District Court for the Southern District of New York against the Company alleging, among other things, a breach by the Company of its September 30, 1992 license agreement with Rockefeller, as well as other causes of action for unjust enrichment, quantum meruit, specific performance to perform an audit and declaratory relief. The complaint seeks damages of at least $1.9 million, plus alleges that Rockefeller is entitled to 25% of payments to be received by the Company in the future related to Promacta and SB-559448 or from any third party in connection with certain products (which products, according to the complaint, include LGD-4665), and 5% of future net sales of certain of the Company’s other products. The complaint requests a trial by jury, and also seeks to impose a constructive trust upon payments previously received by the Company to which Rockefeller claims it is owed a portion. The Company has filed an answer and counterclaims seeking, among other things, a judicial determination that (i) eltrombopag and the backup compound SB-559448 (including the use of such compounds) do not embody any invention(s) described or claimed in certain licensed patent rights under the September 30, 1992 license agreement between the Company and Rockefeller, (ii) Rockefeller technical information was not essential to the discovery or development of eltrombopag and the backup compound SB-559448, (iii) the Company is not liable for any additional payments under its September 30, 1992 license agreement with Rockefeller beyond any payments that the Company has already made, and (iv) the September 30, 1992 license agreement between the Company and Rockefeller was terminated in November 2007, and that subsequent to the termination of such agreement, the Company is not liable for future payments under such agreement. Discovery is scheduled to be completed in the second quarter of 2009, but delays are possible and management is unable to guarantee when a final decision will be rendered. Intellectual property license disputes are subject to inherent uncertainties and there can be no assurance this litigation will be resolved favorably to the Company or that it will not have a material adverse effect on the Company. Management is unable to assess the likelihood of an unfavorable outcome and, accordingly, no accrual has been recorded as of June 30, 2008.

In addition, from time to time the Company is subject to various lawsuits and claims with respect to matters arising out of the normal course of its business. Due to the uncertainty of the ultimate outcome of these matters, the impact on future financial results is not subject to reasonable estimates.

7. Reductions in Workforce

In December 2007, the Company entered into a plan to eliminate approximately 27 employee positions, across all functional areas, which were deemed to be no longer necessary in connection with the Company’s ongoing efforts to be a highly-focused research and development and royalty-driven biotech company. The affected employees were informed of the plan in December 2007 with an effective termination date of December 31, 2007 for the majority of the affected employees. The Company completed the plan in the first quarter of 2008. In connection with the termination plan, the Company recognized expenses of $1.1 million in the fourth quarter of 2007 which were paid in the first quarter of 2008.

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

Overview

We are an early-stage biotechnology company that focuses on discovering and developing new drugs that address critical unmet medical needs in the areas of thrombocytopenia, anemia, cancer, hormone related diseases, osteoporosis and inflammatory diseases. We aim to develop drugs that are more effective and/or safer than existing therapies, that are more convenient to administer and that are cost effective. We plan to build a profitable company by generating income from research, milestone and royalty and co-promotion revenues resulting from our collaborations with pharmaceutical partners.

On September 7, 2006, we announced the sale of ONTAK, Targretin capsules, Targretin gel, and Panretin gel to Eisai, Inc., or Eisai, and the sale of AVINZA to King Pharmaceuticals, Inc., or King. The Eisai sales transaction subsequently closed on October 25, 2006. The AVINZA sale transaction subsequently closed on February 26, 2007. Accordingly, the results for the AVINZA product line have been presented in our condensed consolidated statements of operations for the three and six months ended June 30, 2008 and 2007 as “Discontinued Operations.”

We are a party to a number of collaboration arrangements that are in the development phase, including collaborations with GlaxoSmithKline, Pfizer, TAP, and Wyeth. We received funding during the research phase of the arrangements, and receive milestone and royalty payments as products are developed and marketed by our corporate partners. See “Potential Future Revenue Sources” below. In addition, in connection with some of these collaborations, we received non-refundable up-front payments.

We have been unprofitable since our inception on an annual basis and expect to incur net losses in the future. To be profitable, we, or our partners, must successfully develop, clinically test, market and sell our products. Even if we achieve profitability, we cannot predict the level of that profitability or whether we will be able to sustain profitability. We expect that our operating results will fluctuate from period to period as a result of differences in the timing and amounts of revenues, including royalties expected to be earned in the future from King on sales of AVINZA, expenses incurred, collaborative arrangements and other sources. Some of these fluctuations may be significant.

Ligand Product Development Programs

We are developing several proprietary products for which we have worldwide rights for a variety of cancers, thrombocytopenia and inflammation and hormonal disorders as discussed below.

Thrombopoietin (TPO) Research Programs

In our TPO program, we seek to develop our own drug candidates that mimic the activity of thrombopoietin for use in the treatment or prophylaxis of thrombocytopenia with indications in a variety of conditions including Idiopathic Thrombocytopenic Purpura (ITP), cancer, hepatitis C and other disorders of blood cell formation. These are large markets with unmet medical needs. For example, the U.S. prevalence of a few target diseases with thrombocytopenia is 200,000 patients with ITP, 1.3 million cancer patients receiving chemotherapy and 2.7 million patients with hepatitis C.

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

In February 2004, we began to research and then selected a TPO mimetic, LGD-4665, as a clinical candidate and completed preclinical studies in 2006. We completed single and multi-dose Phase I safety and efficacy studies in the fourth quarter of 2007. The results showed that both single and multi-doses of this molecule led to dose dependent increases of platelets in up to 83% in the healthy volunteers. The results also demonstrated that the molecule was safe and well tolerated at all dose levels and displayed reliable absorption with dose proportional pharmacokinetics. Phase I clinical results were presented at the American Society of Hematology meeting in December 2007 and at a meeting of the European Hematology Association in June 2008.

Additional Phase I studies evaluating weekly administration, drug-drug interaction, as well as liver impairment impact on food and absorption are expected to be completed in the second half of 2008. Also, a Phase II clinical trial with LGD-4665 in ITP was initiated in April 2008. The 24-patient, double-blind placebo-controlled trial is designed to evaluate the safety and efficacy of LGD-4665 in adult patients. During 2008, we expect to initiate additional clinical studies with LGD-4665.

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

As part of our joint development and research alliance with TAP, we exercised an option to select for development one compound and a back-up, LGD-3303 and LGD-3129, respectively, out of a pool of compounds available for development. Preclinical studies we have conducted with LGD-3303 indicate that the compound may have utility for osteoporosis, sexual dysfunction, frailty and hypogonadism. In vivo studies in rodents indicate a favorable profile with anabolic effects on bone, but an absence of the prostatic hypertrophy that occurs with the currently marketed androgens.

After the conclusion of our research alliance with TAP, we discovered SARM compounds with androgen effects in bone and skeletal muscle, but with little or no activity in the prostate, oil-secreting glands in the skin, or female genitalia. Preclinical studies conducted on one of these compounds, LGD-4033, suggest that the compound may have favorable activity in the treatment of cachexia, frailty, osteoporosis, hypogonadism as well as other disorders. We expect to file an Investigational New Drug (IND) application for LGD-4033 in the fourth quarter of 2008.

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

GlaxoSmithKline Collaboration – Eltrombopag

Eltrombopag is an oral, small molecule drug that mimics the activity of thrombopoietin, a protein factor that promotes growth and production of blood platelets. Eltrombopag is a product candidate that resulted from our collaboration with SmithKline Beecham (now GlaxoSmithKline). At the European Hematology Association meeting on June 15, 2008, GlaxoSmithKline announced positive Phase III data from the ongoing, open label EXTEND (Eltrombopag eXTENded Dosing) study. The results suggest that eltrombopag sustains increased platelet counts during long-term treatment for patients with Idiopathic Thrombocytopenia Purpura (ITP). GlaxoSmithKline also announced positive Phase II data from the ongoing REPEAT trial (Repeat ExPosure to Eltrombopag in Adults with Idiopathic Thrombocytopenic Purpura). A decrease in bleeding was observed in patients with chronic ITP, generating similar platelet counts with each subsequent cycle.

GlaxoSmithKline submitted a New Drug Application, or NDA, for approval to market eltrombopag (PROMACTATM/REVOLADETM ) on December 18, 2007. Two pivotal trials, one Phase III trial and one Phase II trial, were submitted to support the NDA submission. On March 3, 2008, the FDA accepted for filing and review GlaxoSmithKline’s NDA and granted a priority review status for PROMACTA® (eltrombopag) for treatment of chronic short-term ITP. Priority review is granted by the FDA for a treatment that addresses significant unmet medical needs or has the potential to provide a significant improvement compared to marketed products, and results in a review period of six months from the date of NDA submission. On May 30, 2008, the FDA’s Oncology Drugs Advisory Committee (ODAC) panel unanimously voted (16-0) that PROMACTA demonstrated a favorable risk-benefit profile for the short-term treatment of patients with chronic ITP. The FDA has extended the priority review period for GlaxoSmithKline’s NDA for PROMACTA for the short-term treatment of chronic ITP. The Prescription Drug User Fee Act action date has been extended to September 19, 2008.

If approved, PROMACTA would be the first oral thrombopoietin receptor agonist therapy for the short-term treatment of previously treated patients with chronic ITP to increase platelet counts and reduce or prevent bleeding. Eltrombopag is currently in a Phase III trial for the long-term treatment of ITP, and expects MAA and NDA submissions for the long-term treatment of ITP in 2008. GlaxoSmithKline reported positive Phase II data in patients with thrombocytopenia associated with hepatitis C and initiated two Phase III trials in patients with hepatitis C in the fourth quarter of 2007. A Phase II study in patients with chemotherapy-induced thrombocytopenia has been completed, a Phase III study is ongoing in chronic liver disease and a Phase I study is ongoing in patients with sarcoma receiving the adriamycin and ifosfamide regimen.

If annual net sales of eltrombopag are less than $100.0 million, we will earn a royalty of 5% on such net sales. If eltrombopag’s annual net sales are between $100.0 million and $200.0 million, we will earn a royalty of 7% on the portion of net sales between $100.0 million and $200.0 million, and if annual net sales are between $200.0 million and $400.0 million, we will earn a royalty of 8% on the portion of net sales between $200.0 million and $400.0 million. If annual sales exceed $400.0 million, we will earn a royalty of 10% on the portion of net sales exceeding $400.0 million. Our right to receive all of the royalty payments from GlaxoSmithKline will be subject to the outcome of the ongoing lawsuit between us and Rockefeller University, or Rockefeller. On March 4, 2008, Rockefeller filed suit against us alleging, among other things, that Rockefeller is entitled to 25% of payments to be received by us in the future related to Promacta. We have filed an answer and counterclaims seeking, among other things, a judicial determination that we are not liable for any additional payments under our September 30, 1992 license agreement with Rockefeller beyond any payments that we have already made. Intellectual property license disputes are subject to inherent uncertainties and there can be no assurance this litigation will be resolved favorably to us or that it will not have a material adverse effect on us. Our management is unable to assess the likelihood of an unfavorable outcome and, accordingly, no accrual has been recorded as of June 30, 2008.

Wyeth Collaboration – bazedoxifene and bazedoxifene in combination with PREMARIN

Bazedoxifene (Viviant) is a product candidate that resulted from our collaboration with Wyeth. Bazedoxifene is a synthetic drug that was specifically designed to reduce the risk of osteoporotic fractures while at the same time protecting breast and uterine tissue. In June 2006, Wyeth submitted an NDA for bazedoxifene to the FDA for the prevention of postmenopausal osteoporosis. The FDA issued an approvable letter for bazedoxifene for this indication in April 2007. Wyeth received a second approvable letter in December 2007 and plans to have further discussions with the FDA to discuss the issues raised for the prevention indication. Wyeth also submitted a second NDA for bazedoxifene in the U.S. in July 2007 for the treatment of osteoporosis and an MAA to EMEA in September 2007 for the prevention and treatment of osteoporosis. Wyeth received a third approvable letter in the second quarter for Viviant for the treatment of osteoporosis. In the letter, the FDA requested information similar to that outlined in its approvable letter for bazedoxifene’s NDA for the prevention of postmenopausal osteoporosis issued in December 2007. This included further analyses concerning the incidence of stroke and venous thrombotic events. Wyeth expects to file a response to FDA by the end of 2008.

Wyeth is also developing bazedoxifene in combination with PREMARIN (Aprela) as a progesterone-free treatment for menopausal symptoms. Two Phase III studies with bazedoxifene/conjugated estrogens (Aprela), showed reduced number and severity of hot flashes in symptomatic postmenopausal women by up to 80 percent, when compared with placebo. Wyeth expects to file an NDA in the second half of 2009.

We previously sold to Royalty Pharma AG, or Royalty Pharma, the rights to a total of 3.0% of net sales of bazedoxifene for a period of ten years following the first commercial sale of each product. After giving effect to the royalty sale, we will receive 0.5% of the first $400.0 million in net annual sales. If net annual sales are between $400.0 million and $1.0 billion, we will receive a net royalty of 1.5% on the portion of net sales between $400.0 million and $1.0 billion, and if annual sales exceed $1.0 billion, we will receive a net royalty of 2.5% on the portion of net sales exceeding $1.0 billion. Additionally, the royalty owed to Royalty Pharma may be reduced by one third if net product sales exceed certain thresholds across all indications.

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

Under the terms of our agreement with Pfizer, we are entitled to receive royalty payments equal to 6% of net sales of lasofoxifene worldwide for any indication. We previously sold to Royalty Pharma the rights to a total of 3% of net sales of lasofoxifene for a period of ten years following the first commercial sale of lasofoxifene. Accordingly, we will receive approximately 3% of worldwide net annual sales of lasofoxifene.

TAP Collaboration – LGD-2941

LGD-2941, a selective androgen receptor modulator, or SARM, was selected as a clinical candidate during our collaboration with TAP. SARMs, such as LGD-2941, may contribute to the treatment of diseases including hypogonadism (low testosterone), sexual dysfunction, osteoporosis, frailty and cancer cachexia. Phase I clinical trials were completed in the fourth quarter of 2007. The agreement further provides for milestones moving through the development stage and royalties ranging from 6.0% to 12.0% on annual net sales of drugs resulting from the collaboration. TAP assigned the current SARM agreement to Abbott in the second quarter of 2008 upon the closing of the transaction between Takeda and Abbott to separate portions of the TAP business between the two parties.

Results of Operations

Total revenues for the three and six months ended June 30, 2008 were $4.8 million and $9.7 million, respectively, compared to $1.4 million and $1.6 million for the same 2007 periods. Operating loss from continuing operations for the three and six months ended June 30, 2008 was $5.6 million and $17.5 million, respectively, compared to $14.4 million and $43.4 million for the same 2007 periods.

AVINZA Royalty Revenue

In connection with the sale of AVINZA, King is required to pay us a royalty on net sales of AVINZA (see Note 2 to the condensed consolidated financial statements). In accordance with the AVINZA Purchase Agreement, royalties are required to be reported and paid to us within 45 days of quarter-end during the 20 month period following the closing of the sale transaction (February 26, 2007). Thereafter, royalties will be paid on a calendar year basis. Such royalties are recognized in the quarter reported. Since there is a one quarter lag from when King recognizes AVINZA net sales to when King reports those sales and the corresponding royalties to us, we recognized AVINZA royalty revenues beginning in the second quarter of 2007. Royalty revenues were $4.8 million and $9.7 million, respectively, for the three and six months ended June 30, 2008 and $1.4 million for the three and six months ended June 30, 2007.

Collaborative Research and Development and Other Revenue

We recorded no collaborative research and development and other revenues for the three and six months ended June 30, 2008 and for the three months ended June 30, 2007. Collaborative research and development and other revenues for the six months ended June 30, 2007 related to a $0.2 million milestone earned from Wyeth.

Research and Development Expenses

The major components of research and development expenses are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Internal research programs	$4,164	$4,916	$7,852	$12,266
Development	2,213	3,835	5,690	12,087

Total research and development	$6,377	$8,751	$13,542	$24,353

Research and development expenses for the six months ended June 30, 2007 include one-time severance benefits and stock compensation charges of $5.7 million incurred in connection with our restructuring (see Note 7 to the condensed consolidated financial statements) and one-time stock compensation charges of $0.8 million incurred in connection with the equitable adjustment of stock options (see Note 1 to the condensed consolidated financial statements). Excluding the impact of one-time severance benefits and stock compensation charges, the decrease in research and development expenses reflects reduced costs primarily due to lower headcount related expenses in connection with our restructuring. This reduction was partially offset by increased research costs associated with our SARM and EPO programs.

A summary of our significant internal research and development programs as of June 30, 2008 is as follows:

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

General and Administrative Expenses

General and administrative expenses were $4.5 million and $14.7 million for the three and six months ended June 30, 2008 compared to $7.5 million and $21.7 million, respectively, for the same 2007 periods. General and administrative costs for the three months ended June 30, 2008 were lower when compared to the same 2007 period primarily due to lower headcount related expenses of $1.0 million, reduced outside consulting and audit fees of $0.9 million, and reduced occupancy costs of $1.2 million in connection with our restructuring and subleasing of an office and research facility in the first quarter of 2008. General and administrative costs for the six months ended June 30, 2008 were lower when compared to the same 2007 period primarily due to lower headcount related expenses of $6.4 million (which included a one-time severance benefits $3.8 million in connection with our restructuring, and stock compensation charges $1.0 million incurred in connection with the equitable adjustment of stock options), reduced outside consulting and audit fees of $2.7 million and reduced occupancy cost of $1.7 million. These reductions were partially offset by a first quarter 2008 charge of $4.1 million for exit costs when we fully ceased use of one of our leased facilities.

Accretion of Deferred Gain on Sale Leaseback

On November 9, 2006, we sold real property located in San Diego, California for a sale price of $47.6 million. This property includes our corporate headquarter building totaling approximately 82,500 square feet, the land on which the building is situated, and two adjacent vacant lots. As part of the sale transaction, we agreed to leaseback the building for a period of 15 years. In accordance with SFAS 13, Accounting for Leases, we recognized an immediate pre-tax gain on the sale transaction of $3.1 million and deferred a gain of $29.5 million on the sale of the building. The deferred gain is recognized on a straight-line basis over the 15 year term of the lease at a rate of approximately $2.0 million per year. The amount of the deferred gain recognized for each of the three and six months ended June 30, 2008 and 2007 was $0.5 million and $1.0 million, respectively.

Interest Income

Interest income was $0.5 million and $1.5 million for the three and six months ended June 30, 2008, respectively, compared to $2.5 million and $5.8 million for the same 2007 periods. The decrease for the three and six months ended June 30, 2008 is due to lower cash and investment balances as a result of the $252.7 million cash dividend paid on April 19, 2007, as well as lower interest rates.

Income Taxes

We had losses from continuing operations for the three and six months ended June 30, 2008 and 2007 resulting in an income tax benefit generated by the loss from continuing operations of $1.0 million and $2.8 million for the three and six months ended June 30, 2008, respectively, compared to $4.2 million and $13.4 million, respectively, for the same 2007 periods. This income tax benefit captures the deemed use of losses from continuing operations used to offset the income tax expense from discontinued operations.

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

Prior to the Oncology sale, we recorded accruals for rebates, chargebacks, and other discounts related to Oncology products when product sales were recognized as revenue under the sell-through method. Upon the Oncology sale, we accrued for rebates, chargebacks, and other discounts related to Oncology products in the distribution channel which had not sold-through at the time of the Oncology sale and for which we retained the liability subsequent to the Oncology sale. Our accruals for Oncology rebates, chargebacks, and other discounts total $0.5 million as of June 30, 2008 and are included in accrued liabilities in the condensed consolidated balance sheet.

Additionally, and pursuant to the terms of the Oncology Purchase Agreement, we retained the liability for returns of product from wholesalers that had been sold by us prior to the close of the transaction. Accordingly, as part of the accounting for the gain on the sale of the Oncology product line, we recorded a reserve for Oncology product returns. Under the sell-through revenue recognition method, we previously did not record a reserve for returns from wholesalers. Our reserve for Oncology returns is $3.5 million as of June 30, 2008 and is included in accrued liabilities in the condensed consolidated balance sheet.

In the three and six months ended June 30, 2008, we recognized a $0.7 million pre-tax loss and $0.2 million pre-tax gain, respectively, due to subsequent changes in certain estimates and liabilities recorded as of the sale date.

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

In connection with the sale, we agreed to indemnify King for a period of 16 months after the closing of the Transaction for a number of specified matters, including any breach of our representations, warranties or covenants contained in the Avinza Purchase Agreement. In certain defined cases, our obligation to indemnify King extends for a period of 30 months following the closing of the Transaction. Under our agreement with King, $15.0 million of the total upfront cash payment was deposited into an escrow account to secure our indemnification obligations to King following the closing. Of the escrowed amount, $7.5 million was released to us in August 2007, and the remaining $7.5 million, plus interest of $0.6 million, was released to us in February 2008 and recorded as gain on sale of our AVINZA product line.

Prior to the AVINZA sale, we recorded accruals for rebates, chargebacks, and other discounts related to AVINZA products when product sales were recognized as revenue under the sell-through method. Upon the AVINZA sale, we accrued for rebates, chargebacks, and other discounts related to AVINZA products in the distribution channel which had not sold-through at the time of the AVINZA sale and for which we retained the liability subsequent to the sale. Our accruals for AVINZA rebates, chargebacks, and other discounts total $0.3 million as of June 30, 2008 and are included in accrued liabilities in the condensed consolidated balance sheet.

Additionally, and pursuant to the terms of the AVINZA Purchase Agreement, we retained the liability for returns of product from wholesalers that had been sold by us prior to the close of the Transaction. Accordingly, as part of the accounting for the gain on the sale of AVINZA, we recorded a reserve for AVINZA product returns. Under the sell-through revenue recognition method, we previously did not record a reserve for returns from wholesalers. Our reserve for AVINZA returns is $12.2 million as of June 30, 2008 and is included in accrued liabilities in the condensed consolidated balance sheet.

In the three and six months ended June 30, 2008, we recognized a $1.2 million pre-tax loss and $7.2 million pre-tax gain, respectively, due to subsequent changes in certain estimates and liabilities recorded as of the sale date.

Income Taxes

We recorded an income tax benefit from discontinued operations of $0.3 million and income tax expense of $3.2 million for the three and six months ended June 30, 2008, respectively, compared to income tax expense of $2.3 million and $27.1 million for the same periods in 2007. The tax benefit recorded for the three months ended June 30, 2008 resulted from losses generated by changes in estimates of certain assets and liabilities recorded as of the sale date of our AVINZA and Oncology product lines. The tax expense for the six months ended June 30, 2008 and for the three and six months ended June 30, 2007 reflects the net tax due on taxable income that was generated by the gain on sale of our AVINZA product line, changes in estimates of certain assets and liabilities recorded as of the sale date of our AVINZA and Oncology product lines, and the release of escrow funds from the sale of our AVINZA and Oncology product lines.

Liquidity and Capital Resources

We have financed our operations through private and public offerings of our equity securities, collaborative research and development and other revenues, issuance of convertible notes, product sales and the subsequent sales of our commercial assets, capital and operating lease transactions, accounts receivable factoring and equipment financing arrangements and investment income. In March 2007, we announced that our board of directors had authorized a stock repurchase program under Rule 10b-18 of the

Securities Exchange Act of 1934, as amended, of up to $100 million of shares of our common stock in the open market and negotiated purchases over a period of 12 months. During the six months ended June 30, 2008, we repurchased a total of 0.3 million shares of our common stock totaling $1.6 million. We have repurchased an aggregate of 6.5 million shares of our common stock totaling $41.2 million prior to the close of the repurchase period on March 31, 2008.

Working capital was $51.5 million at June 30, 2008 compared to $59.0 million at December 31, 2007. Cash, cash equivalents, short-term investments and restricted investments totaled $86.4 million as of June 30, 2008 compared to $95.8 million as of December 31, 2007. We primarily invest our cash in United States government and investment grade corporate debt securities. Restricted investments as of June 30, 2008 consist of certificates of deposit held with a financial institution as collateral under equipment financing and third-party service provider arrangements.

On July 19, 2007, we purchased $5.0 million of commercial paper issued by Golden Key Ltd. While the investment was highly-rated and within our investment policy at the time of purchase, during the third quarter of 2007, large credit rating agencies downgraded the quality of this security. In addition, as a result of not meeting certain liquidity covenants, the assets were assigned to a trustee who established a committee of the largest senior credit holders to determine the next steps. Subsequently, Golden Key defaulted on its obligation to settle the security on the stated maturity date of October 10, 2007. Based on available information, we estimate that we will be able to recover approximately $2.4 million on this security. Accordingly, we adjusted the carrying value by recording an impairment loss of $0.8 million and $1.3 million during the three and six months ended June 30, 2008, respectively. As a result of ongoing volatility in the liquidity of the capital markets, we may be exposed to additional impairment for this investment until it is fully recovered or disposed of.

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

Operating Activities

Operating activities used cash of $13.4 million for the six months ended June 30, 2008 compared to $74.7 million for the same 2007 period. The use of cash for the six months ended June 30, 2008 reflects a net loss of $10.4 million adjusted for the gain on the sale of our AVINZA and Oncology product lines of $7.2 million and $0.2 million, respectively, and the accretion of deferred gain on the sale leaseback of the building of $1.0 million, offset by the recognition of contract termination costs of $4.1 million, stock-based compensation expense of $1.8 million, a $0.6 million loss on write-off of fixed assets, $1.3 million realized loss on investment and depreciation and amortization of assets of $0.5 million. The use of cash for the six months ended June 30, 2008 is further impacted by changes in operating assets and liabilities due primarily to decreases in accounts payable and accrued liabilities of $5.7 million partially offset by a decrease in other current assets of $2.6 million. The decrease in accounts payable and accrued liabilities is primarily due to the payment of severance related to the December 2007 reduction in workforce.

The use of cash for the six months ended June 30, 2007 reflects net income of $274.5 million, adjusted by $313.5 million in items to reconcile net income to net cash used in operations. These reconciling items primarily reflect the gain on the sale of our AVINZA product line of $310.4 million, the adjustment to gain on the sale of our Oncology product line of $9.8 million and the accretion of deferred gain on sale leaseback of building of $1.0 million, partially offset by the recognition of $6.1 million of stock-based compensation expense, depreciation and amortization of assets of $0.9 million, the write-off of assets of $0.7 million and co-promote termination expense of $1.4 million.

Cash used in operating activities in 2008 includes $7.3 million, net used in discontinued operations. This compares to net cash used in discontinued operations of $320.2 million for the same 2007 period.

Investing Activities

Investing activities used cash of $31.8 million for the six months ended June 30, 2008 compared to $332.6 million of cash provided by investing activities for the same 2007 period.

Cash used for the six months ended June 30, 2008 primarily reflects the net purchases of short term investments of $39.5 million partially offset by the release from escrow of proceeds from the sale of our AVINZA product line in the amount of $8.1 million.

Cash provided for the six months ended June 30, 2007 primarily reflects proceeds from the sale of our AVINZA product line of $281.9 million, the release of $10.0 million of proceeds held in escrow from the sale of the Oncology product line, the decrease of restricted cash of $39.1 million which was held in escrow as of December 31, 2006 and released in January 2007 to repay our loan with King, and net proceeds from sales of short-term investments of $1.7 million.

Cash provided by investing activities for the six months ended June 30, 2008 includes $8.1 million provided by discontinued operations from the release from escrow of proceeds from the sale of the AVINZA product line. Cash provided by investing activities for the same 2007 period includes $291.9 million provided by discontinued operations from the sale of the AVINZA product line and release of the escrow from the sale of our Oncology product line.

Financing Activities

Financing activities used cash of $2.5 million for the six months ended June 30, 2008 compared to $312.7 million for the same 2007 period.

Cash used for the six months ended June 30, 2008 primarily reflects repurchases of our common stock of $1.6 million and payments under equipment financing obligations of $0.9 million.

On March 22, 2007, we announced a $2.50 per share special cash dividend. The aggregate amount of $252.7 million was paid on April 19, 2007 to shareholders of record as of April 5, 2007. In addition to the cash dividend, our Board of Directors authorized up to $100.0 million in share repurchases over the subsequent 12 months. For the six months ended June 30, 2007, we repurchased 3.8 million shares of our common stock totaling $25.4 million.

None of the cash used in financing activities for the six months ended June 30, 2008 and 2007 relates to discontinued operations.

Certain of our property and equipment is pledged as collateral under various equipment financing arrangements. As of June 30, 2008, $1.2 million was outstanding under such arrangements with $1.0 million classified as current. Our equipment financing arrangements have terms of four years with interest ranging from 8.04% to 10.11%.

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

Contractual Obligations

As of June 30, 2008, future minimum payments due under our contractual obligations are as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Capital lease obligations(1)	$1 ,321	$1,044	$277	$—	$—
Operating lease obligations(2)	64,954	5,002	10,459	11,096	38,397
Consulting agreements	521	521	—	—	—
Co-promote termination liability(3)	—	—	—	—	—

Total contractual obligations	$66,796	$6,567	$10,736	$11,096	$38,397

(1) Includes interest payments as follows:	$78	$66	$12	$—	$—

(2)

We lease an office and research facility under an operating lease arrangement through July 2015. Commencing January 2008, we sublet this facility through July 2015. The sublease agreement provides for a 3% increase in annual rents. As of June 30, 2008, we expect to receive aggregate future minimum lease payments totaling $6.1 million (nondiscounted) over the duration of the sublease agreement as follows: less than one year, $0.8 million; one to three years, $1.7 million; three to five years, $1.8 million; and after five years, $1.8 million.

(3)

Our co-promote termination obligation to Organon was assumed by King pursuant to the AVINZA Purchase Agreement. However, as Organon did not consent to the legal assignment of the obligation to King, we remain liable to Organon in the event of King’s default of the obligation. As of June 30, 2008, the total estimated amount of the obligation is $109.9 million on an undiscounted basis.

As of June 30, 2008, we have net open purchase orders (defined as total open purchase orders at year end less any accruals or invoices charged to or amounts paid against such purchase orders) totaling approximately $5.1 million. We plan to spend approximately $0.1 million on capital expenditures during the remainder of 2008.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At June 30, 2008, our investment portfolio included fixed-income securities of $57.2 million. These securities are subject to interest rate risk and will decline in value if interest rates increase. However, due to the short duration of our investment portfolio, an immediate 10% change in interest rates is not expected to have a material impact on our financial condition, results of operations or cash flows. At June 30, 2008, we also have certain equipment financing arrangements with variable rates of interest. Due to the relative insignificance of such arrangements, however, an immediate 10% change in interest rates would have no material impact on our financial condition, results of operations, or cash flows. Declines in interest rates over time will, however, reduce our interest income, while increases in interest rates over time will increase our interest expense.

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

The SEC issued a formal order of private investigation dated September 7, 2005, to investigate the circumstances surrounding restatement of our consolidated financial statements for the years ended December 31, 2002 and 2003, and for the first three quarters of 2004. The SEC’s investigation is ongoing and we are cooperating with the investigation.

We and Seragen, Inc., our subsidiary, were named parties to Sergio M. Oliver, et al. v. Boston University, et al., a shareholder class action filed on December 17, 1998 in the Court of Chancery in the State of Delaware. We and Seragen were dismissed from the action, but such dismissal is subject to appeal and we and Seragen may have possible indemnification obligations with respect to certain defendants. On April 14, 2006, the court found for the plaintiffs on certain claims and awarded damages of approximately $4.8 million plus interest. Judgment, however, has not been entered and the matter is subject to appeal. As of June 30, 2008, we have not accrued an indemnification obligation based on our assessment that our responsibility for any such obligation is not probable or estimable.

Salk filed a demand for arbitration in July 2007 with the American Arbitration Association, seeking damages for alleged breach of contract based on Salk’s theory that it is entitled to a portion of the money paid by Eisai to us for Targretin related assets. Salk currently alleges damages to be $25.4 million, plus interest, if payment is made after October 13, 2008. We have raised a counterclaim in the arbitration with Salk seeking either a refund of $2.9 million of lasofoxifene related payments, plus interest, or an offset against any award that may be granted to Salk. The arbitration with Salk is ongoing. A hearing on the matter is scheduled for the second half of 2008, but delays are possible and we are unable to guarantee when a final decision will be rendered. Intellectual property license disputes are subject to inherent uncertainties and there can be no assurance this arbitration will be resolved favorably to us or that it will not have a material adverse effect on us. Our management is unable to assess the likelihood of an unfavorable outcome and, accordingly, no accrual has been recorded as of June 30, 2008.

On March 4, 2008, Rockefeller filed suit, now proceeding in the United States District Court for the Southern District of New York, against us alleging, among other things, a breach by us of our September 30, 1992 license agreement with Rockefeller, as well as other causes of action for unjust enrichment, quantum meruit, specific performance to perform an audit and declaratory relief. The complaint seeks damages of at least $1.9 million, plus alleges that Rockefeller is entitled to 25% of payments to be received by us in the future related to Promacta and SB-559448 or from any third party in connection with certain products (which products, according to the complaint, include LGD-4665), and 5% of future net sales of certain of our other products. The complaint requests a trial by jury, and also seeks to impose a constructive trust upon payments previously received by us to which Rockefeller claims it is owed a portion. We have filed an answer and counterclaims seeking, among other things, a judicial determination that (i) eltrombopag and the backup compound SB-559448 (including the use of such compounds) do not embody any invention(s) described or claimed in certain licensed patent rights under the September 30, 1992 license agreement between us and Rockefeller, (ii) Rockefeller technical information was not essential to the discovery or development of eltrombopag and the backup compound SB-559448, (iii) we are not liable for any additional payments under our September 30, 1992 license agreement with Rockefeller beyond any payments that we have already made, and (iv) the September 30, 1992 license agreement between us and Rockefeller was terminated in November 2007, and that subsequent to the termination of such agreement, we are not liable for future payments under such agreement. Discovery is scheduled to be completed in the second quarter of 2009, but delays are possible and we are unable to guarantee when a final decision will be rendered. Intellectual property license disputes are subject to inherent uncertainties and there can be no assurance this litigation will be resolved favorably to us or that it will not have a material adverse effect on us. Our management is unable to assess the likelihood of an unfavorable outcome and, accordingly, no accrual has been recorded as of June 30, 2008.

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

Salk filed a demand for arbitration in July 2007 with the American Arbitration Association, seeking damages for alleged breach of contract based on Salk’s theory that it is entitled to a portion of the money paid by Eisai to us for Targretin related assets. Salk currently alleges damages to be $25.4 million, plus interest, if payment is made after October 13, 2008. We have raised a counterclaim in the arbitration with Salk seeking either a refund of $2.9 million of lasofoxifene related payments, plus interest, or an offset against any award that may be granted to Salk. The arbitration with Salk is ongoing. A hearing on the matter is scheduled for the second half of 2008, but delays are possible and we are unable to guarantee when a final decision will be rendered. Intellectual property license disputes are subject to inherent uncertainties and there can be no assurance this arbitration will be resolved favorably to us or that it will not have a material adverse effect on us. Our management is unable to assess the likelihood of an unfavorable outcome and, accordingly, no accrual has been recorded as of June 30, 2008.

On March 4, 2008, Rockefeller filed suit, now proceeding in the United States District Court for the Southern District of New York, against us alleging, among other things, a breach by us of our September 30, 1992 license agreement with Rockefeller, as well as other causes of action for unjust enrichment, quantum meruit, specific performance to perform an audit and declaratory relief. The complaint seeks damages of at least $1.9 million, plus alleges that Rockefeller is entitled to 25% of payments to be received by us in the future related to Promacta and SB-559448 or from any third party in connection with certain products (which products, according to the complaint, include LGD-4665), and 5% of future net sales of certain of our other products. The complaint requests a trial by jury, and also seeks to impose a constructive trust upon payments previously received by us to which Rockefeller claims it is owed a portion. We have filed an answer and counterclaims seeking, among other things, a judicial determination that (i) eltrombopag and the backup compound SB-559448 (including the use of such compounds) do not embody any invention(s) described or claimed in certain licensed patent rights under the September 30, 1992 license agreement between us and Rockefeller, (ii) Rockefeller technical information was not essential to the discovery or development of eltrombopag and the backup compound SB-559448, (iii) we are not liable for any additional payments under our September 30, 1992 license agreement with Rockefeller beyond any payments that we have already made, and (iv) the September 30, 1992 license agreement between us and Rockefeller was terminated in November 2007, and that subsequent to the termination of such agreement, we are not liable for future payments under such agreement. Discovery is scheduled to be completed in the second quarter of 2009, but delays are possible and we are unable to guarantee when a final decision will be rendered. Intellectual property license disputes are subject to inherent uncertainties and there can be no assurance this litigation will be resolved favorably to us or that it will not have a material adverse effect on us. Our management is unable to assess the likelihood of an unfavorable outcome and, accordingly, no accrual has been recorded as of June 30, 2008.

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

As noted above, Salk has brought a claim against us in arbitration and Rockefeller has filed a lawsuit against us claiming, among other things, that it is owed and will be owed certain payments under our agreement with them. Other third parties have not directly threatened an action or claim against us, although we do periodically receive other communications or have other conversations with the owners of other patents or other intellectual property. If others obtain patents with conflicting claims, we may be required to obtain licenses to those patents or to develop or obtain alternative technology. We may not be able to obtain any such licenses on acceptable terms, or at all. Any failure to obtain such licenses could delay or prevent us from pursuing the development or commercialization of our potential products.

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

We were founded in 1987. We have incurred significant losses since our inception. As of June 30, 2008, our accumulated deficit was $591.9 million.

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

We determined that our consolidated financial statements for the years ended December 31, 2002 and 2003, and for the first three quarters of 2004, as described in more detail in our 2004 Annual Report on Form 10-K, should be restated. As a result of these events, we have become subject to a number of additional risks and uncertainties. We expect to continue to incur unanticipated accounting and legal costs as noted below. In addition, the SEC has instituted a formal investigation into our restated consolidated financial statements identified above. This investigation will likely continue to divert more of our management’s time and attention and cause us to continue to incur substantial costs. Such investigations can also lead to fines or injunctions or orders with respect to future activities, as well as further substantial costs and diversion of management time and attention.

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

In connection with the sale of our AVINZA product line, we have agreed to indemnify King in certain cases for a period of 30 months after the closing of the sale of the AVINZA product line in February 2007, including any breach of certain representations, warranties or covenants contained in the asset purchase agreement. In addition, we have agreed to indemnify Eisai, the purchaser of our Oncology product line, for damages suffered by Eisai arising from any breach of our representations, warranties, covenants or obligations in the asset purchase agreement. Our obligation to indemnify Eisai extends beyond the closing of the sale of our Oncology product line in October 2006 up to, in some cases, 36 months and, in other cases, until the expiration of the applicable statute of limitations. In a few instances, our obligation to indemnify Eisai survives in perpetuity. Under our agreement with King, $15.0 million of the total upfront cash payment was deposited into an escrow account to secure our indemnification obligations to King. As of March 31, 2008, all amounts in the King escrow account had been released to us. Similarly, our agreement with Eisai required that $20.0 million of the total upfront cash payment be deposited into an escrow account to secure our indemnification obligations to Eisai. As of June 30, 2008, all amounts in the Eisai escrow account had been released to us.

Under certain circumstances, the asset purchase agreement for the AVINZA product line also allows King to set off indemnification claims against the royalty payments payable to us, including AVINZA royalty payments. Under the asset purchase agreements, our exposure for any indemnification claim brought by King or Eisai is limited to $40.0 million and $30.0 million, respectively. However, in certain matters, our indemnification obligation is not subject to the foregoing limits on liability. For example, we are obligated to indemnify King, without limitation, for all liabilities arising under certain agreements with Catalent Pharma Solutions related to the manufacture of AVINZA. Similarly, we are obligated to indemnify Eisai, without limitation, for all liabilities related to certain claims regarding promotional materials for the ONTAK and Targretin drug products. We cannot predict the liabilities that may arise as a result of these matters. Any claims related to our indemnification obligations to King or Eisai could materially and adversely affect our financial condition.

We may also be subject to liability for products we recently sold. For example, Salk filed a demand for arbitration in July 2007 with the American Arbitration Association, seeking damages for alleged breach of contract based on Salk’s theory that it is entitled to a portion of the money paid by Eisai to us for Targretin related assets. Salk currently alleges damages to be $25.4 million, plus interest, if payment is made after October 13, 2008. We have raised a counterclaim in the arbitration with Salk seeking either a refund of $2.9 million of lasofoxifene related payments, plus interest, or an offset against any award that may be granted to Salk. The arbitration with Salk is ongoing. A hearing on the matter is scheduled for the second half of 2008, but delays are possible and we are unable to guarantee when a final decision will be rendered. Intellectual property license disputes are subject to inherent uncertainties and there can be no assurance this arbitration will be resolved favorably to us or that it will not have a material adverse effect on us. Our management is unable to assess the likelihood of an unfavorable outcome and, accordingly, no accrual has been recorded as of June 30, 2008.

As previously disclosed, in connection with the AVINZA sale transaction, King assumed our obligation to make payments to Organon based on net sales of AVINZA (the fair value of which was $59.0 million as of June 30, 2008). As Organon did not consent to the legal assignment of the co-promote termination obligation from us to King, we remain liable to Organon in the event King defaults on this obligation. Any successful claim brought against us by Salk or others, or any requirement to pay a material amount to Organon, could adversely affect our business and the price of our securities.

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

In connection with our research and development activities, we handle hazardous materials, chemicals and various radioactive compounds. To properly dispose of these hazardous materials in compliance with environmental regulations, we are required to contract with third parties at a substantial cost. Our annual cost of compliance with these regulations is approximately $0.7 million. In addition, we believe that we carry reasonably adequate insurance for toxic tort claims. However, we cannot eliminate the risk or predict the exposure of accidental contamination or injury from the handling and disposing of hazardous materials, whether by us or our third-party contractors. Any accident in the handling and disposing of hazardous materials may expose us to significant liability.

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

We engage one or more third parties to manage some of our cash consistent with an investment policy that allows a range of investments and maturities. The investments are intended to maintain safety of principal while providing liquidity adequate to meet projected cash requirements. Risks of principal loss are to be minimized through diversified short and medium term investments of high quality, but the investments are not in every case guaranteed or fully insured. In light of the recent changes in the credit market, one of our short term investments in commercial paper is now in default. We intend to pursue collection efforts, but we might not recoup some or all of our investment in the commercial paper. In addition, from time to time we may suffer other losses on our short term investment portfolio.

We may require additional money to run our business and may be required to raise this money on terms which are not favorable to us or which reduce our stock price.

We may need to complete additional equity or debt financings to fund our operations. Our inability to obtain additional financing could adversely affect our business. Financings may not be available at all or on terms favorable to us. In addition, these financings, if completed, may not meet our capital needs and could result in substantial dilution to our stockholders.

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

While we expect to fund our research and development activities primarily from cash generated from AVINZA royalties to the extent possible, if we are unable to do so, we may need to complete additional equity or debt financings or seek other external means of financing. These financings could depress our stock price. If additional funds are required to support our operations and we are unable to obtain them on terms favorable to us, we may be required to cease or reduce further development or commercialization of our products, to sell some or all of our technology or assets or to merge with another entity.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held an Annual Meeting of Stockholders on May 29, 2008. The following elections and proposals were approved at the Annual Meeting:

	Votes For	Votes Against	Votes Withheld	Votes Abstaining	Broker Non Votes
1. Election of a Board of Directors. The total number of votes cast for, or withheld for each nominee was as follows:

Jason M. Aryeh	60,268,855	—	14,405,455	—	—
Todd C. Davis	74,003,294	—	671,016	—	—
Elizabeth M. Greetham	73,988,405	—	685,905	—	—
John L. Higgins	73,962,759	—	711,551	—	—
David M. Knott	73,960,770	—	713,540	—	—
John W. Kozarich	60,267,885	—	14,406,425	—	—
Jeffrey R. Perry	60,179,276	—	14,495,034	—	—

2. Ratification of the appointment of Grant Thornton, LLP as the independent auditors for the fiscal year ending December 31, 2008.	74,229,652	320,639	—	124,021	—

ITEM 6.	EXHIBITS

Exhibit Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation of the Company (Filed as Exhibit 3.1).

3.2(1)	Bylaws of the Company, as amended (Filed as Exhibit 3.3).

3.3(2)	Amended Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Company.

3.4(3)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company dated June 14, 2000 (Filed as Exhibit 3.5).

3.5(4)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company dated June 30, 2004 (Filed as Exhibit 3.6).

3.6(5)	Amendment of the Bylaws of the Company dated November 8, 2005 (Filed as Exhibit 3.1).

3.7(6)	Amendment of Bylaws of the Company dated December 4, 2007 (Filed as Exhibit 3.1).

4.1(7)	Specimen stock certificate for shares of Common Stock of the Company.

4.2(8)	Indenture dated November 26, 2002, between the Company and J.P. Morgan Trust Company, National Association, as trustee, with respect to the 6% convertible subordinated notes due 2007 (Filed as Exhibit 4.3).

4.3(8)	Form of 6% Convertible Subordinated Note due 2007 (Filed as Exhibit 4.4).

4.4(8)	Pledge Agreement dated November 26, 2002, between the Company and J.P. Morgan Trust Company, National Association (Filed as Exhibit 4.5).

4.5(8)	Control Agreement dated November 26, 2002, among the Company, J.P. Morgan Trust Company, National Association and JP Morgan Chase Bank (Filed as Exhibit 4.6).

4.6(9)	2006 Preferred Shares Rights Agreement, by and between the Company and Mellon Investor Services LLC, dated as of October 13, 2006 (Filed as Exhibit 4.1).

31.1	Certification by Principal Executive Officer, Pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer, Pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Registration Statement on Form S-4 (No. 333-58823) filed on July 9, 1998.

(2)	This exhibit was previously filed as part of and is hereby incorporated by reference to same numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 1999.

(3)	This exhibit was previously filed as part of, and are hereby incorporated by reference to the numbered exhibit filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

(4)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004.

(5)	This exhibit was previously filed as part of, and is being incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on November 14, 2005.

(6)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on December 6, 2007.

(7)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Registration Statement on Form S-1 (No. 33-47257) filed on April 16, 1992 as amended.

(8)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Registration Statement on Form S-3 (No. 333-102483) filed on January 13, 2003, as amended.

(9)	This exhibit was previously filed as part of, and is being incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on October 17, 2006.

LIGAND PHARMACEUTICALS INCORPORATED

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 4, 2008	By:	/s/ John P. Sharp
John P. Sharp
Vice President, Finance and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation of the Company (Filed as Exhibit 3.1).

3.2(1)	Bylaws of the Company, as amended (Filed as Exhibit 3.3).

3.3(2)	Amended Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Company.

3.4(3)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company dated June 14, 2000 (Filed as Exhibit 3.5).

3.5(4)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company dated September 30, 2004 (Filed as Exhibit 3.6).

3.6(5)	Amendment of the Bylaws of the Company dated November 8, 2005 (Filed as Exhibit 3.1).

3.7(6)	Amendment of Bylaws of the Company dated December 4, 2007 (Filed as Exhibit 3.1).

4.1(7)	Specimen stock certificate for shares of Common Stock of the Company.

4.2(8)	Indenture dated November 26, 2002, between the Company and J.P. Morgan Trust Company, National Association, as trustee, with respect to the 6% convertible subordinated notes due 2007 (Filed as Exhibit 4.3).

4.3(8)	Form of 6% Convertible Subordinated Note due 2007 (Filed as Exhibit 4.4).

4.4(8)	Pledge Agreement dated November 26, 2002, between the Company and J.P. Morgan Trust Company, National Association (Filed as Exhibit 4.5).

4.5(8)	Control Agreement dated November 26, 2002, among the Company, J.P. Morgan Trust Company, National Association and JP Morgan Chase Bank (Filed as Exhibit 4.6).

4.6(9)	2006 Preferred Shares Rights Agreement, by and between the Company and Mellon Investor Services LLC, dated as of October 13, 2006 (Filed as Exhibit 4.1).

31.1	Certification by Principal Executive Officer, Pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer, Pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Registration Statement on Form S-4 (No. 333-58823) filed on July 9, 1998.

(2)	This exhibit was previously filed as part of and is hereby incorporated by reference to same numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 1999.

(3)	This exhibit was previously filed as part of, and are hereby incorporated by reference to the numbered exhibit filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

(4)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004.

(5)	This exhibit was previously filed as part of, and is being incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on November 14, 2005.

(6)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on December 6, 2007.

(7)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Registration Statement on Form S-1 (No. 33-47257) filed on April 16, 1992 as amended.

(8)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Registration Statement on Form S-3 (No. 333-102483) filed on January 13, 2003, as amended.

(9)	This exhibit was previously filed as part of, and is being incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on October 17, 2006.