Form 10-Q
period 2008-09-30
LIGAND PHARMACEUTICALS INC
filed 2008-11-07
CIK 886163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer  ☐    Accelerated Filer  ☒    Non-Accelerated Filer  ☐    Smaller Reporting Company  ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

As of October 31, 2008, the registrant had 94,941,557 shares of common stock outstanding.

LIGAND PHARMACEUTICALS INCORPORATED

QUARTERLY REPORT

FORM 10-Q

*	No information provided due to inapplicability of item.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

LIGAND PHARMACEUTICALS INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share data)

	September 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$11,801	$76,812
Short-term investments	59,311	17,596
Current portion of co-promote termination payments receivable	10,824	10,467
Other current assets	4,029	5,068

Total current assets	85,965	109,943
Restricted investments	1,411	1,411
Property and equipment, net	1,687	2,865
Long-term portion of co-promote termination payments receivable	47,911	48,989
Restricted indemnity account	10,217	10,070

Total assets	$147,191	$173,278

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,014	$12,682
Accrued liabilities	29,183	24,327
Current portion of deferred gain	1,964	1,964
Current portion of co-promote termination liability	10,824	10,467
Current portion of equipment financing obligations	716	1,528

Total current liabilities	51,701	50,968
Long-term portion of co-promote termination liability	47,911	48,989
Long-term portion of equipment financing obligations	172	627
Deferred revenue, net	2,546	2,546
Long-term portion of deferred gain	23,783	25,256
Other long-term liabilities	6,779	3,432

Total liabilities	132,892	131,818

Commitments and contingencies
Common stock subject to conditional redemption; 997,568 shares issued and outstanding at September 30, 2008 and December 31, 2007	12,345	12,345

Stockholders’ equity:
Convertible preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 100,551,894 and 100,543,370 shares issued at September 30, 2008 and December 31, 2007, respectively	101	101
Additional paid-in capital	653,883	651,038
Accumulated other comprehensive income	103	9
Accumulated deficit	(609,999)	(581,512)

	44,088	69,636
Treasury stock, at cost; 6,607,905 and 6,263,151 shares at September 30, 2008 and December 31, 2007, respectively	(42,134)	(40,521)

Total stockholders’ equity	1,954	29,115

Total liabilities and stockholders’ equity	$147,191	$173,278

See accompanying notes.

LIGAND PHARMACEUTICALS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues:
Royalties	$5,248	$5,229	$14,926	$6,639
Collaborative research and development and other revenues	—	250	—	485

Total revenues	5,248	5,479	14,926	7,124

Operating costs and expenses:
Research and development	6,165	9,838	19,707	34,191
General and administrative	5,929	4,856	20,579	26,539

Total operating costs and expenses	12,094	14,694	40,286	60,730

Accretion of deferred gain on sale leaseback	(491)	(491)	(1,473)	(1,473)

Loss from operations	(6,355)	(8,724)	(23,887)	(52,133)

Other income (expense):
Interest income	421	1,546	1,899	7,359
Interest expense	(45)	(143)	(136)	(603)
Other, net	(155)	99	(1,427)	161

Total other income (expense), net	221	1,502	336	6,917

Loss before income taxes	(6,134)	(7,222)	(23,551)	(45,216)
Income tax (expense) benefit	(2,990)	2,360	(179)	15,779

Loss from continuing operations	(9,124)	(4,862)	(23,730)	(29,437)

Discontinued operations:
Income from discontinued operations before income taxes	—	—	—	5,993
Gain on sale of AVINZA Product Line before income taxes	122	6,892	7,287	317,306
Gain (loss) on sale of Oncology Product Line before income taxes	(12,799)	(2,138)	(12,569)	7,669
Income tax benefit (expense) on discontinued operations	3,676	1,356	525	(25,781)

Discontinued operations	(9,001)	6,110	(4,757)	305,187

Net income (loss)	$(18,125)	$1,248	$(28,487)	$275,750

Basic and diluted per share amounts:
Loss from continuing operations	$(0.10)	$(0.05)	$(0.25)	$(0.30)
Discontinued operations	(0.09)	0.06	(0.05)	3.08

Net income (loss)	$(0.19)	$0.01	$(0.30)	$2.78

Weighted average number of common shares	95,068,102	96,541,752	95,059,166	99,020,141

See accompanying notes.

LIGAND PHARMACEUTICALS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2008	2007
Operating activities:
Net income (loss)	$(28,487)	$275,750
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on sale of AVINZA Product Line before income taxes	(7,287)	(317,306)
(Gain) loss on sale of Oncology Product Line before income taxes	12,569	(7,669)
Amortization of deferred gain on sale leaseback	(1,473)	(1,473)
Amortization of acquired technology and license rights	—	909
Non-cash lease costs	4,975	—
Depreciation and amortization of property and equipment	814	1,342
Realized loss on investment	1,395	—
Loss on asset write-offs	776	755
Stock-based compensation	2,787	6,996
Non-cash co-promote termination expense	—	(1,409)
Other	8	324
Changes in operating assets and liabilities:
Accounts receivable, net	—	11,523
Inventories, net	—	930
Other current assets	1,039	3,616
Restricted indemnity account	(147)	(9,969)
Accounts payable and accrued liabilities	(13,219)	(45,030)
Other liabilities	(568)	428
Deferred revenue, net	—	(8,657)

Net cash used in operating activities	(26,818)	(88,940)

Investing activities:
Proceeds from sale of AVINZA Product Line	8,058	289,361
Additional proceeds from sale of Oncology Product Line	—	10,000
Proceeds from sale of property and equipment	42	311
Purchases of short-term investments	(62,373)	(23,626)
Proceeds from sale of short-term investments	19,263	7,982
Decrease in restricted cash	—	39,229
Purchases of property and equipment	(454)	(369)
Other, net	80	70

Net cash (used in) provided by investing activities	(35,384)	322,958

Financing activities:
Principal payments on equipment financing obligations	(1,267)	(1,625)
Repayment of debt	—	(37,750)
Proceeds from issuance of common stock	71	4,349
Dividend paid	—	(252,742)
Dividend received on treasury stock held by Company	—	185
Repurchase of common stock	(1,613)	(35,535)

Net cash used in financing activities	(2,809)	(323,118)

Net decrease in cash and cash equivalents	(65,011)	(89,100)
Cash and cash equivalents at beginning of period	76,812	158,401

Cash and cash equivalents at end of period	$11,801	$69,301

Supplemental disclosure of cash flow information:
Interest paid	$172	$1,280
Taxes paid	$95	$6,296

See accompanying notes.

LIGAND PHARMACEUTICALS INCORPORATED

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

The accompanying condensed consolidated financial statements of Ligand Pharmaceuticals Incorporated (the “Company” or “Ligand”) were prepared in accordance with instructions for this Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and, therefore, do not include all information necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the condensed consolidated financial statements, have been included. The results of operations for the three and nine months ended September 30, 2008 and 2007 and cash flows for the nine months ended September 30, 2008 and 2007 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other future period. These statements should be read in conjunction with the consolidated financial statements and related notes, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

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

The Company faces risks common to companies whose products are in various stages of development. These risks include, among others, the Company’s potential need for additional financing to complete its research and development programs and commercialize its technologies. The Company has incurred significant losses since its inception. At September 30, 2008, the Company’s accumulated deficit was $610.0 million. Management expects to continue to incur substantial research and development expenses.

Management believes that patents and other proprietary rights are important to its business. Its policy is to file patent applications to protect technology, inventions and improvements to its inventions that are considered important to the development of its business. The patent positions of pharmaceutical and biotechnology firms, including the Company, are uncertain and involve complex legal and technical questions for which important legal principles are largely unresolved.

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

Income (Loss) Per Share

Net income (loss) per share is computed using the weighted average number of common shares outstanding. Basic and diluted income (loss) per share amounts are equivalent for the periods presented as the inclusion of potential common shares in the number of shares used for the diluted computation would be anti-dilutive to loss per share from continuing operations. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings Per Share, no potential common shares are included in the computation of any diluted per share amounts, including income (loss) per share from discontinued operations and net income (loss) per share, as the Company reported a loss from continuing operations for all periods presented. Potential common shares, the shares that would be issued upon the exercise of outstanding stock options and the vesting of restricted shares, were 4.0 million and 3.9 million at September 30, 2008 and 2007, respectively.

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

Under its amended and restated bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer’s or director’s serving in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has a directors and officers liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, management believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of September 30, 2008 and December 31, 2007. These insurance policies, however, do not cover the ongoing legal costs or the fines, if any, that may become due in connection with the ongoing SEC investigation of the Company, following the use of prior directors and officers liability insurance policy limits to settle certain shareholder litigation matters (see discussion of SEC investigation at Note 6). The SEC investigation is ongoing, and management is currently unable to assess the duration, extent, and cost of such investigation. Further, management is unable to assess the amount of such costs that may in turn be required to be reimbursed to any individual director or officer under the Company’s indemnification agreements as the scope of the investigation cannot be apportioned amongst the Company and the indemnified officers and directors. Accordingly, a liability has not been recorded for the fair value of the ongoing and ultimate obligations, if any, related to the SEC investigation. As required by contract, the Company has a restricted cash balance of approximately $10.2 million relating to this indemnity at September 30, 2008.

Revenue Recognition – AVINZA Royalties

In accordance with the AVINZA Purchase Agreement (see Note 2), royalties are required to be reported and paid to the Company within 45 days of quarter-end during the 20 month period following the closing of the sale transaction. Beginning in October 2008, royalties will continue to be reported on a quarterly basis but paid on a calendar year basis. Royalties on sales of AVINZA due from King Pharmaceuticals, or King, are recognized in the quarter reported by King.

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

The Company adopted the provisions of Financial Accounting Standard Board (“FASB”) Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” on January 1, 2007. FIN 48 clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined in FIN 48 as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. There was no unrecognized tax benefit as of September 30, 2008 and 2007.

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

Accounting for Stock-Based Compensation

The Company applies the fair value recognition provisions of SFAS 123(R) using the modified prospective transition method to account for stock-based compensation. Under that transition method, compensation cost recognized in the three and nine months ended September 30, 2008 and 2007 includes: (a) compensation cost for all stock-based awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all stock-based awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R).

Stock-based compensation expense for awards to employees and non-employee directors is recognized on a straight-line basis over the vesting period until the last tranche vests. Compensation cost for consultant awards is recognized over each separate tranche’s vesting period. The Company recognized compensation expense of $0.9 million and $0.9 million for the three months ended September 30, 2008 and 2007, respectively, and $2.8 million and $7.0 million for the nine months ended September 30, 2008 and 2007, respectively, associated with option awards, restricted stock and an equitable adjustment of employee stock options. Of the total compensation expense associated with the option awards for the three and nine months ended September 30, 2007, $0.01 million and $1.8 million, respectively, related to the $2.50 equitable adjustment of the exercise price for all options outstanding as of April 3, 2007 that was measured for financial reporting purposes effective March 28, 2007. There was no deferred tax benefit recognized in connection with these costs.

The fair-value for options that were awarded to employees and directors was estimated at the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Risk-free interest rate	3.4%	4.4%	3.0%	4.9%
Dividend yield	—	—	—	—
Expected volatility	67%	65%	65%	66%
Expected term	6.0 years	6.0 years	6.0 years	6.0 years

The expected term of the employee and non-employee director options is the estimated weighted-average period until exercise or cancellation of vested options (forfeited unvested options are not considered). SAB 107 guidance permitted companies to use a “safe harbor” expected term assumption for grants up to December 31, 2007 based on the mid-point of the period between vesting date and contractual term, averaged on a tranche-by-tranche basis. Management used the safe harbor in selecting the expected term assumption in 2007. Management used SAB 110, which extends SAB 107 in the absence of adequate data for the year 2008. The expected term for consultant awards is the remaining period to contractual expiration.

Volatility is a measure of the expected amount of variability in the stock price over the expected life of an option expressed as a standard deviation. In selecting this assumption, management used the historical volatility of the Company’s stock price over a period approximating the expected term.

Stock Option Activity

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2007	2,223,032	$8.87
Granted	1,304,500	3.52
Exercised	(4,438)	3.41
Forfeited	(107,058)	6.88
Cancelled	(360,343)	9.73

Balance at September 30, 2008	3,055,693	$6.57	7.04	$97

Exercisable at September 30, 2008	1,482,729	$8.73	4.78	$97

Options expected to vest as of September 30, 2008	2,811,229	$6.73	6.84	$97

The weighted-average grant-date fair value of all stock options granted during the nine months ended September 30, 2008 was $2.15 per share. The total intrinsic value of all options exercised during the nine months ended September 30, 2008 was $3,000. As of September 30, 2008, there was $3.8 million of total unrecognized compensation cost related to nonvested stock options. That cost is expected to be recognized over a weighted-average period of 2.88 years.

As of September 30, 2008, 2.1 million shares were available for future option grants or direct issuance under the Company’s 2002 stock incentive plan.

Cash received from options exercised for the nine months ended September 30, 2007 was $4.2 million. There is no current tax benefit related to options exercised because of net operating losses (“NOLs”) for which a full valuation allowance has been established.

Restricted Stock Activity

Restricted stock activity for the nine months ended September 30, 2008 is as follows:

	Shares	Weighted- Average Grant Date Stock Price
Nonvested at December 31, 2007	295,600	$9.90
Granted	414,000	3.42
Vested	(110,012)	10.92
Forfeited	(20,916)	6.59

Nonvested at September 30, 2008	578,672	$5.26

The weighted-average grant-date fair value of restricted stock granted during the nine months ended September 30, 2008 was $3.42 per share. As of September 30, 2008, there was $1.5 million of total unrecognized compensation cost related to nonvested restricted stock. That cost is expected to be recognized over a weighted-average period of 1.47 years.

Employee Stock Purchase Plan

The Company has an employee stock purchase plan (as amended, the “2002 ESPP”). The 2002 ESPP allows employees to purchase a limited amount of common stock at the end of each three month period at a price equal to the lesser of 85% of fair market value on either the first trading day of the period or the last trading day of the period (the “Lookback Provision”). The 15% discount and the Lookback Provision make the 2002 ESPP compensatory under SFAS 123(R). There were 32,362 shares of common stock issued under the 2002 ESPP during the nine months ended September 30, 2008, resulting in a compensation expense of $19,966. There were 20,110 shares of common stock issued under the 2002 ESPP during the nine months ended September 30, 2007, resulting in a compensation expense of $31,427. As of September 30, 2008, 61,246 shares were available for future purchases under the 2002 ESPP.

Share Repurchases

In March 2007, the Company’s Board of Directors authorized up to $100.0 million in share repurchases over the subsequent 12 months. During the nine months ended September 30, 2008, the Company repurchased a total of 0.3 million shares of its common stock totaling $1.6 million. The Company has repurchased an aggregate of 6.5 million shares of its common stock totaling $41.2 million prior to the expiration of the repurchase period on March 31, 2008.

Cash, Cash Equivalents and Short-term Investments

Cash and cash equivalents consist of cash and highly liquid securities with maturities at the date of acquisition of three months or less. The following table summarizes the various investment categories at September 30, 2008 and December 31, 2007 (in thousands):

	Cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
September 30, 2008
U.S. government securities	$56,909	$108	$(11)	$57,006
Corporate obligations	2,305	—	—	2,305

	59,214	108	(11)	59,311
Certificates of deposit - restricted	1,411	—	—	1,411

	$60,625	$108	$(11)	$60,722

December 31, 2007
U.S. government securities	$7,509	$4	$—	$7,513
Corporate obligations	10,078	14	(9)	10,083

	17,587	18	(9)	17,596
Certificates of deposit - restricted	1,411	—	—	1,411

	$18,998	$18	$(9)	$19,007

In July 2007, the Company purchased $5.0 million of commercial paper issued by Golden Key Ltd. While the investment was highly-rated and within the Company’s investment policy at the time of purchase, during the third quarter of 2007, large credit rating agencies downgraded the quality of this security. In addition, as a result of not meeting certain liquidity covenants, the assets of Golden Key Ltd. were assigned to a trustee who established a committee of the largest senior credit holders to determine the next steps. Subsequently, Golden Key Ltd. defaulted on its obligation to settle the security on the stated maturity date of October 10, 2007. Based on available information, management currently estimates that it will be able to recover approximately $2.3 million on this investment. Management adjusted the carrying value by recording an impairment loss of $0.1 million and $1.4 million during the three and nine months ended September 30, 2008, respectively. As a result of ongoing volatility in the liquidity of the capital markets, the Company may be exposed to additional impairment for this investment until it is fully recovered or disposed of.

Other Current Assets

Other current assets consist of the following (in thousands):

	September 30, 2008	December 31, 2007
Income taxes receivable	$1,624	$3,099
Prepaid expenses	1,427	1,076
Other receivables	504	738
Other	474	155

	$4,029	$5,068

Property and Equipment

Property and equipment is stated at cost and consists of the following (in thousands):

	September 30, 2008	December 31, 2007
Equipment and leasehold improvements	$13,353	$40,577
Less accumulated depreciation and amortization	(11,666)	(37,712)

	$1,687	$2,865

Depreciation of equipment is computed using the straight-line method over the estimated useful lives of the assets, which range from three to ten years. Leasehold improvements are amortized using the straight-line method over their estimated useful lives or their related lease term, whichever is shorter. During the third quarter 2008, the Company conducted a physical count of its fixed assets that resulted in the write-off of gross fixed assets totaling $23.8 million and related accumulated depreciation of $23.7 million.

Impairment of Long-Lived Assets

Management reviews long-lived assets for impairment annually or whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value for the Company’s long-lived assets is determined using the expected cash flows discounted at a rate commensurate with the risk involved. During the nine months ended September 30, 2008, the Company recorded an impairment charge of $0.7 million to general and administrative expense as a result of vacating a building in February 2008. For the same period in 2007, the Company recorded a net impairment charge of $0.8 million, which included $0.3 million of proceeds received from the sale of assets abandoned or disposed of and that were no longer used in the Company’s ongoing operations following the sale of the Company’s AVINZA product line and reduction in workforce. As of September 30, 2008, management believes that the future cash flows to be received from its long-lived assets will exceed the assets’ carrying value.

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	September 30, 2008	December 31, 2007
Allowances for loss on returns, rebates, chargebacks, and other discounts	$15,292	$17,275
Compensation	1,794	3,402
Current portion of lease termination obligation	1,068	—
Litigation settlement (see Note 6)	4,500	—
Legal expenses	3,771	110
Other	2,758	3,540

	$29,183	$24,327

The following summarizes the activity in the accrued liability accounts related to allowances for loss on returns, rebates, chargebacks, and other discounts for the nine months ended September 30, 2008 (in thousands):

	Charge-backs and Rebates	Returns	Total
Balance at December 31, 2007	$2,216	$15,059	$17,275
AVINZA Transaction Provision(1)	(717)	2,244	1,527
Oncology Transaction Provision(2)	(9)	(352)	(361)
Payments(3)	(801)	—	(801)
Charges(4)	—	(2,348)	(2,348)

Balance at September 30, 2008	$689	$14,603	$15,292

(1)	The AVINZA transaction provision amounts represent changes in the estimates of the accruals for rebates, chargebacks and returns recorded in connection with the sale of the AVINZA product line.

(2)	The Oncology transaction provision amounts represent changes in the estimates of the accruals for rebates, chargebacks and returns recorded in connection with the sale of the Oncology product line.

(3)

Represents actual cash payments affecting the reserve balance. Actual cash settlement of returns is reflected through accounts payable, which was $0.8 million for the nine months ended September 30, 2008.

(4)	Represents returns processed in the current reportable period.

Comprehensive Income (loss)

Comprehensive income (loss) represents net income adjusted for the change during the periods presented in unrealized gains and losses on available-for-sale securities less reclassification adjustments for realized gains or losses included in net income, as well as foreign currency translation adjustments. The accumulated unrealized gains or losses and cumulative foreign currency translation adjustments are reported as accumulated other comprehensive income as a separate component of stockholders’ equity. Comprehensive income (loss) is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net income (loss) as reported	$(18,125)	$1,248	$(28,487)	$275,750
Unrealized net gain on available-for-sale securities	131	40	94	34
Foreign currency translation adjustments	—	5	—	337

Comprehensive income (loss)	$(17,994)	$1,293	$(28,393)	$276,121

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R requires an acquirer to (i) recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at fair value at the acquisition date, (ii) recognize acquisition-related costs separately from the acquisition, (iii) to recognize “negative goodwill” in earnings as a gain attributable to the acquisition, and (iv) to recognize changes in the amount of its deferred tax benefits that are recognizable because of the business combination either in earnings in the period of the combination or directly in contributed capital, depending on the circumstances. SFAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Management will assess the impact that SFAS 141R may have on its consolidated results of operations and financial position.

In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 requires entities to present ownership interests in subsidiaries held by parties other than the parent entity within the equity section of the consolidated balance sheet, to present the amount of consolidated net income attributable to the parent and to the noncontrolling interest in the consolidated statement of operations, to recognize any changes in ownership interests as equity transactions, and to measure at fair value any retained noncontrolling equity investment upon deconsolidation of a subsidiary. The Company will adopt SFAS 160 in the first interim period of fiscal 2009, and management is evaluating the impact, if any, that the adoption of this statement will have on its consolidated results of operations and financial position.

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires entities to disclose the objectives for using derivative instruments in terms of underlying risk and accounting designation, to disclose the fair values of derivative instruments and their gains and losses in a tabular format, and to disclose information about credit-risk-related contingent features. The Company will adopt SFAS 161 in the first interim period of fiscal 2009, and management is evaluating the impact, if any, that the adoption of this statement will have on its consolidated results of operations and financial position.

2. Discontinued Operations

Oncology Product Line

On September 7, 2006, the Company, Eisai Inc., a Delaware corporation and Eisai Co., Ltd., a Japanese company (together with Eisai Inc., “Eisai”), entered into a purchase agreement (the “Oncology Purchase Agreement”) pursuant to which Eisai agreed to acquire all of the Company’s worldwide rights in and to the Company’s oncology products, including, among other things, all related inventory, equipment, records and intellectual property, and assume certain liabilities as set forth in the Oncology Purchase Agreement. The Oncology product line included the Company’s four marketed oncology drugs: ONTAK, Targretin capsules, Targretin gel and Panretin gel. For the three and nine months ended September 30, 2008, the Company recorded a $12.8 million and $12.6 million pre-tax loss, respectively, due to the recordation of the $13.0 million litigation settlement with Salk (see Note 6) in addition to subsequent changes in certain estimates of assets and liabilities recorded as of the sale date.

Prior to the Oncology sale, the Company recorded accruals for rebates, chargebacks, and other discounts related to Oncology products when product sales were recognized as revenue under the sell-through method. Upon the Oncology sale, the Company accrued for rebates, chargebacks, and other discounts related to Oncology products in the distribution channel which had not sold-through at the time of the Oncology sale and for which the Company retained the liability subsequent to the Oncology sale. The Company’s accruals for Oncology rebates, chargebacks, and other discounts total $0.5 million and $1.2 million as of September 30, 2008 and December 31, 2007, respectively, and are included in accrued liabilities in the condensed consolidated balance sheets.

Additionally, and pursuant to the terms of the Oncology Purchase Agreement, the Company retained the liability for returns of products from wholesalers that had been sold by the Company prior to the close of the transaction. Accordingly, as part of the accounting for the sale of the Oncology product line, the Company recorded a reserve for Oncology product returns. Under the sell-through revenue recognition method, the Company previously did not record a reserve for returns from wholesalers. The Company’s reserve for Oncology returns was $3.1 million and $4.4 million as of September 30, 2008 and December 31, 2007, respectively, and are included in accrued liabilities in the condensed consolidated balance sheets.

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

Pursuant to the AVINZA Purchase Agreement, at the closing on February 26, 2007 (the “Closing Date”), the Company received $280.4 million in net cash proceeds, which is net of $15.0 million that was funded into an escrow account to support any potential indemnification claims made by King following the closing.

In connection with the sale, the Company agreed to indemnify King in certain cases for a period of 30 months after the closing of the Transaction, including any breach of certain of the Company’s representations, warranties or covenants contained in the asset purchase agreement. Under the Company’s agreement with King, $15.0 million of the total upfront cash payment was deposited into an escrow account to secure the Company’s indemnification obligations to King following the closing of the Transaction. Of the escrowed amount, $7.5 million was released to the Company in August 2007, and the remaining $7.5 million, plus interest of $0.6 million, was released to the Company in February 2008 and recorded as gain on sale of the AVINZA product line.

Prior to the AVINZA sale, the Company recorded accruals for rebates, chargebacks, and other discounts related to AVINZA products when product sales were recognized as revenue under the sell-through method. Upon the AVINZA sale, the Company accrued for rebates, chargebacks, and other discounts related to AVINZA products in the distribution channel which had not sold-through at the time of the AVINZA sale and for which the Company retained the liability subsequent to the sale. The Company’s accruals for AVINZA rebates, chargebacks, and other discounts total $0.2 million and $1.0 million as of September 30, 2008 and December 31, 2007, respectively, and are included in accrued liabilities in the condensed consolidated balance sheets.

Additionally, and pursuant to the terms of the AVINZA Purchase Agreement, the Company retained the liability for returns of product from wholesalers that had been sold by the Company prior to the close of the Transaction. Accordingly, as part of the accounting for the gain on the sale of AVINZA, the Company recorded a reserve for AVINZA product returns. Under the sell-through revenue recognition method, the Company previously did not record a reserve for returns from wholesalers. The Company’s reserve for AVINZA returns was $11.5 million and $10.7 million as of September 30, 2008 and December 31, 2007, respectively, and are included in accrued liabilities in the condensed consolidated balance sheets.

3. Financial Instruments

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including available-for-sale fixed income and equity securities and other equity securities. The fair value of these certain financial assets and liabilities was determined using the following inputs at September 30, 2008:

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Fixed income available-for-sale securities(1)	$59,311	$57,006	$2,305	$—
Equity available-for-sale securities(2)	—	—	—	—

Total	$59,311	$57,006	$2,305	$ __

(1)	Included in cash and cash equivalents and short-term investments on our condensed consolidated balance sheet.

(2)	Included in short-term investments on our condensed consolidated balance sheet.

Fixed income available-for-sale securities include U. S. Government Notes, and Corporate Discount Commercial Paper. Cash equivalents consist of instruments with remaining maturities of three months or less at the date of purchase. The remaining balance of cash equivalents (not included in this table) of $11.8 million at September 30, 2008, consists primarily of money market funds, for which the carrying amount is a reasonable estimate of fair value using level 2 inputs.

4. AVINZA Co-Promotion

In February 2003, the Company and Organon Pharmaceuticals USA Inc. (“Organon”) announced that they had entered into an agreement for the co-promotion of AVINZA. Subsequently in January 2006, the Company signed an agreement with Organon that terminated the AVINZA co-promotion agreement between the two companies and returned AVINZA co-promotion rights to Ligand. In consideration of the early termination and return of rights under the terms of the agreement, the Company agreed to and paid Organon $37.8 million in October 2006. The Company further agreed to and paid Organon $10.0 million in January 2007, in consideration of certain minimum sales calls during a Transition Period. In addition, following the Transition Period, the Company agreed to make royalty payments to Organon equal to 6.5% of AVINZA net sales through December 31, 2012 and thereafter 6.0% through patent expiration, currently anticipated to be November of 2017.

On February 26, 2007, the Company consummated its agreement with King pursuant to which King acquired all of the Company’s rights in and to AVINZA, assumed certain liabilities, and reimbursed the Company the $47.8 million previously paid to Organon (comprised of the $37.8 million paid in October 2006 and the $10.0 million that the Company paid in January 2007). King also assumed the Company’s co-promote termination obligation to make payments to Organon based on net sales of AVINZA. In connection with King’s purchase of AVINZA, Organon did not consent to the legal assignment of the co-promote termination obligation to King. Accordingly, the Company remains liable to Organon in the event of King’s default of the obligation. Therefore, the Company recorded an asset as of February 26, 2007 to recognize King’s assumption of the obligation, while continuing to carry the co-promote termination liability in the Company’s consolidated financial statements to recognize the Company’s legal obligation as primary obligor to Organon as required under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This asset represents a non-interest bearing receivable for future payments to be made by King and is recorded at its fair value based on management’s estimate of future sales of AVINZA. As of September 30, 2008 and thereafter, the receivable and liability will remain equal and adjusted each quarter for changes in the estimated fair value of the obligation including for any changes in the estimate of future net AVINZA product sales. This receivable will be assessed on a quarterly basis for impairment (e.g., in the event King defaults on the assumed obligation to pay Organon). As of December 31, 2007 and September 30, 2008, the fair value of the co-promote termination liability (and the corresponding receivable) was determined using a discount rate of 15%.

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

A summary of the co-promote termination liability as of September 30, 2008 is as follows (in thousands):

Net fair value of payments based on estimated future net AVINZA product sales as of December 31, 2007	$59,456
Assumed payments made by King or assignee	(6,468)
September 30, 2008 fair value adjustment of estimated future payments based on estimated future net AVINZA product sales	5,747

Total co-promote termination liability as of September 30, 2008	58,735
Less: current portion of co-promote termination liability as of September 30, 2008	(10,824)

Long-term portion of co-promote termination liability as of September 30, 2008	$47,911

5. Property Leases

The Company leases one of its office and research facilities under an operating lease arrangement through July 2015. The Company fully vacated this facility in February 2008. The operating lease agreement provides for increases in annual rents based on changes in the Consumer Price Index or fixed percentage increases ranging from 3% to 7%. Commencing January 2008, the Company sublet this facility through July 2015. The sublease agreement provides for a 3% increase in annual rents. As of September 30, 2008, the Company expects to receive aggregate future minimum lease payments totaling $5.9 million (nondiscounted) over the remaining duration of the sublease agreement. In accordance with Statement of Financial Accounting Standards No. 146 (As Amended) “Accounting for Costs Associated with Exit or Disposal Activities,” the Company recorded a net charge to operating expenses of $4.3 million for exit costs when it fully ceased use of this facility in the first quarter of 2008. The net charge consisted of a $6.2 million charge for the net present value of future rent payments offset by a $2.2 million reversal of deferred rent. As of September 30, 2008, $6.2 million has been recorded as a liability for these exit costs on the condensed consolidated balance sheet with $1.1 million classified as accrued liabilities and the balance included in other long-term liabilities.

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

The Company and Seragen, Inc. were named parties to Sergio M. Oliver, et al. v. Boston University, et al., a shareholder class action filed on December 17, 1998 in the Court of Chancery in the State of Delaware. The Company and Seragen were dismissed from the action, but such dismissal is subject to appeal and the Company and Seragen may have possible indemnification obligations with respect to certain defendants. On April 14, 2006, the court found for the plaintiffs on certain claims and awarded damages of approximately $4.8 million plus interest. Judgment, however, has not been entered and the matter is subject to appeal. As of September 30, 2008, the Company has not accrued an indemnification obligation based on its assessment that its responsibility for any such obligation is not probable or estimable.

In July 2007, the Salk Institute for Biological Studies (“Salk”) filed a demand for arbitration with the American Arbitration Association, seeking damages for alleged breach of contract based on Salk’s theory that it is entitled to a portion of the money paid by Eisai to the Company for Targretin related assets. In September 2008, the Company reached a settlement with Salk, whereby the parties resolved all disputes that had arisen between them, including Salk’s primary claim in arbitration relating to the sale of Targretin to Eisai in 2006. As part of the settlement, the parties executed mutual releases and agreed to jointly seek dismissal with prejudice of all claims and counterclaims asserted in the arbitration. The Company agreed to pay Salk $9.5 million immediately upon settlement and $3.5 million six months from the date of settlement in return for which Salk acknowledged that no additional payments would be due from Ligand or any sublicensee for any past, present or future conduct, including development of any compound in Ligand’s internal or partnered pipeline, except for any future bazedoxifene related payments. Pursuant to the parties’ agreement, the American Arbitration Association dismissed the proceeding. Accordingly, for the three month period ended September 30, 2008, the Company recorded a $13.0 million charge to discontinued operations-loss on the sale of Oncology Product Line.

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

On October 10, 2008, the Company received notice that a putative class action complaint was filed in the Superior Court of New Jersey, Mercer County (Equity Division) by Allen Heilman, a stockholder of Pharmacopeia, Inc. (“Pharmacopeia”), against Pharmacopeia, the members of its Board of Directors, the Company and two of the Company’s wholly owned subsidiaries. The complaint generally alleges that Pharmacopeia’s Board of Directors’ decision to enter into the proposed transaction with the

Company on the terms contained in the proposed merger agreement constitutes a breach of fiduciary duty and gives rise to other unspecified state law claims. The complaint also alleges that the Company and two of its wholly owned subsidiaries aided and abetted Pharmacopeia’s Board of Directors’ breach of fiduciary duty. In addition, the complaint alleges that the named plaintiff will seek “equitable relief,” including among other things, an order preliminarily and permanently enjoining the proposed transaction.

Based on management’s assessment of available information, the Company has recorded a liability for estimated litigation settlement costs in the amount of $1.0 million, which is included in research and development costs for the three and nine months ended September 30, 2008.

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

8. Merger

On September 24, 2008, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), with Pharmacopeia, Margaux Acquisition Corp, a direct wholly-owned subsidiary of the Company (“Merger Sub 1”) and Latour Acquisition, LLC, a Delaware limited liability company (“Merger Sub 2”). Under the Merger Agreement, the Company will acquire Pharmacopeia pursuant to a two-step merger, whereby Merger Sub 1 will merge with and into Pharmacopeia, with Pharmacopeia as the surviving corporation, and Pharmacopeia will immediately thereafter merge with and into Merger Sub 2, with Merger Sub 2 as the surviving entity (collectively, the “Merger”).

Under the terms of the Merger Agreement, the Company would issue approximately 0.58 of a share of common stock for each outstanding Pharmacopeia share of common stock, subject to certain adjustments for cancelled stock options, such that current stockholders of the Company would own approximately 84% of the combined company and Pharmacopeia stockholders would own approximately 16%. This exchange ratio is applicable if the average closing price of the Company’s common stock falls in the range of $3.00 and $3.75 during a specified period prior to the closing date. If the prices are between $3.75 and $4.50, the value is fixed at $66 million, and the exchange ratio would decrease as prices increase within that range. At prices above $4.50, the exchange ratio would be fixed at 0.49 for one. At prices between $3.00 and $2.38, the value is fixed at $52.8 million, and the exchange ratio would increase as prices decrease within the range, subject to limitations set forth in the Merger Agreement. Pharmacopeia stockholders would receive some cash consideration in addition to shares of the Company’s common stock at prices below $2.93 and above $2.38. Below $2.38, the consideration would be comprised of shares of the Company’s common stock at a 0.60 for one exchange ratio plus the right to receive a proportionate share of $10 million in cash. At prices below $1.65, Pharmacopeia has the right to terminate the Merger Agreement. In addition, securityholders of Pharmacopeia will be entitled to receive contingent value rights, under which they could receive an aggregate of $15 million cash payment upon the occurrence of a specified trigger event.

The Company and Pharmacopeia each made representations, warranties and covenants in the Merger Agreement that are similar to those made by parties in similar business combinations. The Merger is subject to customary closing conditions, including obtaining the approval of Pharmacopeia’s stockholders and termination or expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. The Board of Directors of the Company and Pharmacopeia have approved the Merger and the Merger Agreement. Pharmacopeia has agreed, unless the Merger Agreement is terminated earlier, to cause a stockholders meeting to be held, for the purpose of considering approval of the Merger and the Merger Agreement. If the Merger

Agreement is terminated under certain circumstances specified in the Merger Agreement, Pharmacopeia may be required to pay a termination fee of $3.375 million and/or reimbursement of actual documented reasonable expenses up to a maximum of $1.4 million.

Management expects to incur substantial additional costs in connection with the Merger, including costs associated with severance payments, repayment of outstanding debt, advisors’ fees and other transaction-related expenses.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Caution: This discussion and analysis may contain predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties, including those discussed in Item 1A “Risk Factors.” This outlook represents our current judgment on the future direction of our business. These statements include those related to our AVINZA royalty revenues, product returns, and product development. Actual events or results may differ materially from our expectations. For example, there can be no assurance that our revenues or expenses will meet any expectations or follow any trend(s), that we will be able to retain our key employees or that we will be able to enter into any strategic partnerships or other transactions. We cannot assure you that we will receive expected AVINZA royalties to support our ongoing business or that our internal or partnered pipeline products will progress in their development, gain marketing approval or achieve success in the market. In addition, our ongoing SEC investigation, ongoing or future arbitration, or litigation or disputes with third parties may have a material adverse effect on us. Such risks and uncertainties, and others, could cause actual results to differ materially from any future performance suggested. We undertake no obligation to release publicly the results of any revisions to these forward-looking statements to reflect events or circumstances arising after the date of this quarterly report. This caution is made under the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended.

Our trademarks, trade names and service marks referenced herein include Ligand. Each other trademark, trade name or service mark appearing in this quarterly report belongs to its owner.

References to Ligand Pharmaceuticals Incorporated (“Ligand,” the “Company,” “we” or “our”) include our wholly owned subsidiaries – Ligand Pharmaceuticals (Canada) Incorporated; Ligand Pharmaceuticals International, Inc.; Seragen, Inc. (“Seragen”); and Nexus Equity VI LLC (“Nexus”).

Overview

We are a biotechnology company that focuses on discovering and developing new drugs that address critical unmet medical needs in the areas of thrombocytopenia, anemia, cancer, hormone related diseases, osteoporosis and inflammatory diseases. We aim to develop drugs that are more effective and/or safer than existing therapies, that are more convenient to administer and that are cost effective. We plan to build a profitable company by generating income from research, milestone and royalty and co-promotion revenues resulting from our collaborations with pharmaceutical partners.

In September 2008, we announced that we had entered into a definitive merger agreement under which we will acquire Pharmacopeia, Inc., or Pharmacopeia, in a primarily stock-for-stock merger intended to be tax-free. Under the terms of the Merger Agreement, the Company would issue approximately 0.58 of a share of common stock for each outstanding Pharmacopeia share of common stock, subject to certain adjustments for cancelled stock options, such that current stockholders of the Company would own approximately 84% of the combined company and Pharmacopeia stockholders would own approximately 16%. This exchange ratio is applicable if the average closing price of the Company’s common stock falls in the range of $3.00 and $3.75 during a specified period prior to the closing date. If the at prices are between $3.75 and $4.50, the value is fixed at $66 million, and the exchange ratio would decrease as prices increase within that range. At prices above $4.50, the exchange ratio would be fixed at 0.49 for one. At prices between $3.00 and $2.38, the value is fixed at $52.8 million, and the exchange ratio would increase as prices decrease within the range, subject to limitations set forth in the Merger Agreement. Pharmacopeia stockholders would receive some cash consideration in addition to shares of the Company’s common stock at prices below $2.93 and above $2.38. Below $2.38, the consideration would be comprised of shares of the Company’s common stock at a 0.60 for one exchange ratio plus the right to receive a proportionate share of $10 million in cash. At prices below $1.65, Pharmacopeia has the right to terminate the Merger Agreement. Securityholders of Pharmacopeia will also be entitled to receive contingent value rights, under which they could receive an aggregate $15 million cash payment upon the occurrence of a specified trigger event. Pharmacopeia is a clinical development stage biopharmaceutical company dedicated to discovering and developing novel small molecule therapeutics to address significant medical needs. Pharmacopeia’s strategy has been to retain the rights to product candidates at least to clinical validation, and to continue development on its own to New Drug Application (NDA) filing and commercialization for selected indications. Pharmacopeia has a broad portfolio of clinical and preclinical candidates under development internally or by partners. The Merger is subject to customary closing conditions, including obtaining the approval of Pharmacopeia’s stockholders and termination or expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.

On September 7, 2006, we announced the sale of ONTAK, Targretin capsules, Targretin gel, and Panretin gel to Eisai, Inc., or Eisai, and the sale of AVINZA to King Pharmaceuticals, Inc., or King. The Eisai sales transaction subsequently closed on October 25, 2006. The AVINZA sale transaction subsequently closed on February 26, 2007. Accordingly, the results for the AVINZA product line have been presented in our condensed consolidated statements of operations for the three and nine months ended September 30, 2008 and 2007 as “Discontinued Operations.”

We are a party to a number of collaboration arrangements that are in the development phase, including collaborations with GlaxoSmithKline, Pfizer, Abbott (formerly TAP), and Wyeth. We received funding during the research phase of the arrangements, and receive milestone and royalty payments as products are developed and marketed by our corporate partners. In addition, in connection with some of these collaborations, we received non-refundable up-front payments.

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

In February 2004, we began to research and then selected a TPO mimetic, LGD-4665, as a clinical candidate and completed preclinical studies in 2006. We completed single and multi-dose Phase I safety and efficacy studies in the fourth quarter of 2007. In 2008, we conducted an additional study evaluating once a week administration, for six weeks, to healthy volunteers. The results demonstrated that the molecule was safe and well tolerated at all dose levels and daily as well as weekly regimen and displayed reliable absorption with dose proportional pharmacokinetics. Phase I clinical results were presented at the American Society of Hematology meeting in December 2007 and at a meeting of the European Hematology Association in June 2008. We plan to present results of multiple Phase I pharmacology studies at ASH 2008.

Additional Phase I studies, evaluating drug-to-drug interaction, as well as liver impairment and food impact on absorption have also been completed. A Phase II clinical trial with LGD-4665 in ITP was initiated in April 2008. This 24-patient, double-blind placebo-controlled trial is designed to evaluate the safety and efficacy of LGD-4665 in adult patients. An IND for evaluation of LGD-4665 in MDS patients was filed to the FDA in September 2008.

We may pursue the therapeutic specialty applications emerging from our TPO mimetics internally, but may seek collaborations with major pharmaceutical companies to exploit broader clinical applications.

Selective Androgen Receptor Modulators (SARM) Research and Development Programs

We are pioneering the development of tissue selective SARMs, a novel class of non-steroidal, orally active molecules that selectively modulate the activity of the androgen receptor in different tissues, providing a wide range of opportunities for the treatment of many diseases and disorders in both men and women. Tissue-selective androgen receptor agonists may provide utility in the treatment of patients with frailty, cachexia, osteoporosis, sexual dysfunction and hypogonadism.

We have assembled an extensive SARM compound library and, we believe, one of the most experienced androgen receptor drug discovery teams in the pharmaceutical industry. We may pursue the specialty applications emerging from SARMs internally, but may seek collaborations with major pharmaceutical companies to exploit broader clinical applications.

As part of our joint development and research alliance with TAP (now Abbott), we exercised an option to select for development one compound and a back-up, LGD-3303 and LGD-3129, respectively, out of a pool of compounds available for development. Preclinical studies we have conducted with LGD-3303 indicate that the compound may have utility for osteoporosis, sexual dysfunction, frailty and hypogonadism. In vivo studies in rodents indicate a favorable profile with anabolic effects on bone, but an absence of the prostatic hypertrophy that occurs with the currently marketed androgens.

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

Selective Glucocorticoid Receptor Modulators (SGRM) Research and Development Program

We are developing SGRMs for inflammation, cancer indications and other therapeutic applications. We have a library of compounds that we are optimizing with the goal to identify one or more compounds to enter human trials. Our most advanced compound, LGD-5552, was on track to enter clinical trials in 2007; however Good Laboratory Practice studies failed to demonstrate the desired preclinical safety characteristics for a drug to treat rheumatoid arthritis. We decided in the first quarter of 2007 not to proceed with the development of LGD-5552. We have identified SGRM compounds that are chemically distinct from LGD-5552. Our studies of these compounds are in the research stage.

Androgen-Independent Prostate Cancer (AiPC) program

AIPC typically occurs within 2 years of initiation of hormonal therapy and no targeted treatment is currently available. Docetaxel is current standard of care which extends survival by approx. 6 months (from 12 to 18 months). Most prostate-derived tumors are initially androgen dependent and they regress in response to androgen ablation therapy. On average, regression lasts about 2 years, followed by break-through growth of androgen-independent tumors. There is experimental evidence that these androgen-independent tumors require the androgen receptor (AR) for continued proliferation (i.e. tumors are receptor dependent). The AIPC program goal is to identify compounds that specifically inhibit and degrade AR. Our studies of these compounds are in the research stage.

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

GlaxoSmithKline submitted a New Drug Application, or NDA, for approval to market eltrombopag (PROMACTATM/REVOLADETM ) on December 18, 2007. Two pivotal trials, one Phase III trial and one Phase II trial, were submitted to support the NDA submission. On March 3, 2008, the FDA accepted for filing and review GlaxoSmithKline’s NDA and granted a priority review status for PROMACTA® (eltrombopag) for treatment of chronic short-term ITP. Priority review is granted by the FDA for a treatment that addresses significant unmet medical needs or has the potential to provide a significant improvement compared to marketed products, and results in a review period of six months from the date of NDA submission. On May 30, 2008, the FDA’s Oncology Drugs Advisory Committee (ODAC) panel unanimously voted (16-0) that PROMACTA demonstrated a favorable risk-benefit profile for the short-term treatment of patients with chronic ITP. The FDA has extended the priority review period for GlaxoSmithKline’s NDA for PROMACTA for the short-term treatment of chronic ITP. The Prescription Drug User Fee Act action date was extended to September 19, 2008 and FDA action is pending.

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

Wyeth Collaboration – bazedoxifene and bazedoxifene in combination with PREMARIN

Bazedoxifene (Viviant) is a product candidate that resulted from our collaboration with Wyeth. Bazedoxifene is a synthetic drug that was specifically designed to reduce the risk of osteoporotic fractures while at the same time protecting breast and uterine tissue. In June 2006, Wyeth submitted an NDA for bazedoxifene to the FDA for the prevention of postmenopausal osteoporosis. The FDA issued an approvable letter for bazedoxifene for this indication in April 2007. Wyeth received a second approvable letter in December 2007 and plans to have further discussions with the FDA to discuss the issues raised for the prevention indication. Wyeth also submitted a second NDA for bazedoxifene in the U.S. in July 2007 for the treatment of osteoporosis and an MAA to EMEA in September 2007 for the prevention and treatment of osteoporosis. Wyeth received a third approvable letter in the second quarter for Viviant for the treatment of osteoporosis. In the letter, the FDA requested information similar to that outlined in its approvable letter for bazedoxifene’s NDA for the prevention of postmenopausal osteoporosis issued in December 2007. This included further analyses concerning the incidence of stroke and venous thrombotic events. Wyeth expects that an FDA Advisory Committee meeting will be scheduled following submission of its complete response to the approvable letters with respect to the prevention and treatment indications, which Wyeth plans to file in the first half of 2009.

Wyeth is also developing bazedoxifene in combination with PREMARIN (Aprela) as a progesterone-free treatment for menopausal symptoms. Two Phase III studies with bazedoxifene/conjugated estrogens (Aprela), showed reduced number and severity of hot flashes in symptomatic postmenopausal women by up to 80 percent, when compared with placebo. Wyeth expects to file an initial NDA no later than the second half of 2009.

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

Pfizer Collaboration – Lasofoxifene

Lasofoxifene is a product candidate that resulted from our collaboration with Pfizer. In August 2004, Pfizer submitted an NDA to the FDA for lasofoxifene for the prevention of osteoporosis in postmenopausal women. In September 2005, Pfizer announced the receipt of a non-approvable letter from the FDA for the prevention of osteoporosis. In December 2004, Pfizer filed a supplemental NDA for the use of lasofoxifene for the treatment of vaginal atrophy. In February 2006, Pfizer announced the receipt of a non-approvable letter from the FDA for vaginal atrophy. Pfizer has also announced that lasofoxifene is being developed for the treatment of osteoporosis. In April 2007, Pfizer announced completion of the Postmenopausal Evaluation and Risk Reduction with lasofoxifene (PEARL) Phase III study with favorable efficacy and safety. Pfizer submitted an NDA and an MAA for osteoporosis treatment in December 2007 and January 2008, respectively. The FDA Advisory Committee in early September 2008 voted 9-3 in favor of this drug approved and the final FDA decision is pending. In October 2008, the FDA extended the review period through January 2009.

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

Abbott (formerly TAP) Collaboration – LGD-2941

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

Results of Operations

Total revenues for the three and nine months ended September 30, 2008 were $5.2 million and $14.9 million, respectively, compared to $5.5 million and $7.1 million for the same 2007 periods. Operating loss from continuing operations for the three and nine months ended September 30, 2008 was $6.4 million and $23.9 million, respectively, compared to $8.7 million and $52.1 million for the same 2007 periods.

AVINZA Royalty Revenue

In connection with the sale of AVINZA, King is required to pay us a royalty on net sales of AVINZA (see Note 2 to the condensed consolidated financial statements). In accordance with the AVINZA Purchase Agreement, royalties are required to be paid to us quarterly and beginning in October 2008, King is required to make royalty payments based upon calendar year net sales of AVINZA. Such royalties are recognized in the quarter reported. Since there is a one quarter lag from when King recognizes AVINZA net sales to when King reports those sales and the corresponding royalties to us, we recognized AVINZA royalty revenues beginning in the second quarter of 2007. Royalty revenues were $5.2 million and $14.9 million for the three and nine months ended September 30, 2008 and $5.2 million and $6.6 million for the three and nine months ended September 30, 2007, respectively.

Collaborative Research and Development and Other Revenues

We recorded no collaborative research and development and other revenues for the three and nine months ended September 30, 2008. We recorded collaborative research and development and other revenues of $0.3 million and $0.5 million, respectively, for the three and nine months ended September 30, 2007, which were related to milestones earned from Wyeth.

Research and Development Expenses

The major components of research and development expenses are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Internal research programs	$4,463	$4,642	$12,315	$16,908
Development	1,702	5,196	7,392	17,283

Total research and development	$6,165	$9,838	$19,707	$34,191

Research and development expenses for the nine months ended September 30, 2007 include one-time severance benefits and stock compensation charges of $5.9 million incurred in connection with our restructuring (see Note 7 to the condensed consolidated financial statements) and one-time stock compensation charges of $0.8 million incurred in connection with the equitable adjustment of stock options (see Note 1 to the condensed consolidated financial statements). Research and development expenses for the three months ended September 30, 2008 decreased when compared to the same 2007 period due to lower headcount related expenses in connection with our restructuring and reduced research costs associated with our thrombopoietin (TPO) agonists program. Excluding the impact of one-time severance benefits and stock compensation charges, the decrease in research and development expenses for the nine months ended September 30, 2008 compared to the same 2007 period reflects reduced costs primarily due to lower headcount related expenses in connection with our restructuring and reduced research costs associated with our thrombopoietin (TPO) agonists program. The decreases for the three and nine months 2008 when compared to the same 2007 period were partially offset by $1.0 million of estimated litigation settlement costs for the three months ended September 30, 2008.

A summary of our significant internal research and development programs as of September 30, 2008 is as follows:

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

General and Administrative Expenses

General and administrative expenses were $5.9 million and $20.6 million for the three and nine months ended September 30, 2008 compared to $4.9 million and $26.5 million, respectively, for the same 2007 periods. General and administrative costs for the three months ended September 30, 2008 increased when compared to the same 2007 period primarily due to increased legal expenses of $1.9 million associated with the litigation settlement with Salk partially offset by lower headcount related expenses of $0.3 million and reduced occupancy costs of $0.3 million in connection with our restructuring and subleasing of an office and research facility in the first quarter of 2008. General and administrative costs for the nine months ended September 30, 2008 were lower when compared to the same 2007 period primarily due to lower headcount related expenses of $6.6 million (which included a one-time severance benefits $3.9 million in connection with our restructuring, and stock compensation charges $1.0 million incurred in connection with the equitable adjustment of stock options), reduced outside consulting and audit fees of $2.6 million and reduced occupancy cost of $2.2 million. These reductions were partially offset by a $4.3 million charge for exit costs when we fully ceased use of one of our leased facilities in the first quarter of 2008 and increased legal expenses of $1.4 million primarily related to the settlement of the litigation with Salk.

Accretion of Deferred Gain on Sale Leaseback

On November 9, 2006, we sold real property located in San Diego, California for a sale price of $47.6 million. This property includes our corporate headquarter building totaling approximately 82,500 square feet, the land on which the building is situated, and two adjacent vacant lots. As part of the sale transaction, we agreed to leaseback the building for a period of 15 years. In accordance with SFAS 13, Accounting for Leases, we recognized an immediate pre-tax gain on the sale transaction of $3.1 million and deferred a gain of $29.5 million on the sale of the building. The deferred gain is recognized on a straight-line basis over the 15 year term of the lease at a rate of approximately $2.0 million per year. The amount of the deferred gain recognized for each of the three and nine months ended September 30, 2008 and 2007 was $0.5 million and $1.5 million, respectively.

Interest Income

Interest income was $0.4 million and $1.9 million for the three and nine months ended September 30, 2008, respectively, compared to $1.5 million and $7.4 million for the same 2007 periods. The decrease for the three and nine months ended September 30, 2008 is due to lower cash and investment balances as a result of the $252.7 million cash dividend paid on April 19, 2007, as well as lower interest rates.

Income Taxes

We recorded income tax expense related to continuing operations of $3.0 million and $0.2 million for the three and nine months ended September 30, 2008, respectively, compared to a benefit of $2.4 million and $15.8 million, respectively, for the same 2007 periods. The income tax expense for the three months ended September 30, 2008 was recorded to offset income tax benefits recorded during the first half of 2008 as the Company no longer believes it will no longer have income from discontinued operations for 2008. The income tax expense for the nine months ended September 30, 2008 relates to the filing of amended state tax returns from previous years. The 2007 income tax benefit captured the deemed use of losses from continuing operations used to offset the income tax expense from discontinued operations.

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

Prior to the Oncology sale, we recorded accruals for rebates, chargebacks, and other discounts related to Oncology products when product sales were recognized as revenue under the sell-through method. Upon the Oncology sale, we accrued for rebates, chargebacks, and other discounts related to Oncology products in the distribution channel which had not sold-through at the time of the Oncology sale and for which we retained the liability subsequent to the Oncology sale. Our accruals for Oncology rebates, chargebacks, and other discounts total $0.5 million as of September 30, 2008 and are included in accrued liabilities in the condensed consolidated balance sheet.

Additionally, and pursuant to the terms of the Oncology Purchase Agreement, we retained the liability for returns of product from wholesalers that had been sold by us prior to the close of the transaction. Accordingly, as part of the accounting for the gain on the sale of the Oncology product line, we recorded a reserve for Oncology product returns. Under the sell-through revenue recognition method, we previously did not record a reserve for returns from wholesalers. Our reserve for Oncology returns is $3.1 million as of September 30, 2008 and is included in accrued liabilities in the condensed consolidated balance sheet.

In the three and nine months ended September 30, 2008, we recognized a $12.8 million and $12.6 million pre-tax loss, respectively, due to the $13.0 million litigation settlement with Salk in addition to subsequent changes in certain estimates and liabilities recorded as of the sale date.

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

In connection with the sale, we agreed to indemnify King in certain cases for a period of 30 months after the closing of the Transaction, including any breach of certain of our representations, warranties or covenants contained in the Avinza Purchase Agreement. Under our agreement with King, $15.0 million of the total upfront cash payment was deposited into an escrow account to secure our indemnification obligations to King following the closing. Of the escrowed amount, $7.5 million was released to us in August 2007, and the remaining $7.5 million, plus interest of $0.6 million, was released to us in February 2008 and recorded as gain on sale of our AVINZA product line.

Prior to the AVINZA sale, we recorded accruals for rebates, chargebacks, and other discounts related to AVINZA products when product sales were recognized as revenue under the sell-through method. Upon the AVINZA sale, we accrued for rebates, chargebacks, and other discounts related to AVINZA products in the distribution channel which had not sold-through at the time of the AVINZA sale and for which we retained the liability subsequent to the sale. Our accruals for AVINZA rebates, chargebacks, and other discounts total $0.2 million as of September 30, 2008 and are included in accrued liabilities in the condensed consolidated balance sheet.

Additionally, and pursuant to the terms of the AVINZA Purchase Agreement, we retained the liability for returns of product from wholesalers that had been sold by us prior to the close of the Transaction. Accordingly, as part of the accounting for the gain on the sale of AVINZA, we recorded a reserve for AVINZA product returns. Under the sell-through revenue recognition method, we previously did not record a reserve for returns from wholesalers. Our reserve for AVINZA returns is $11.5 million as of September 30, 2008 and is included in accrued liabilities in the condensed consolidated balance sheet.

In the three and nine months ended September 30, 2008, we recognized a $0.1 million pre-tax and $7.3 million pre-tax gain, respectively, due to subsequent changes in certain estimates and liabilities recorded as of the sale date as well as the release of $8.1 million, including interest, of escrow funds.

Income Taxes

For the three and nine months ended September 30, 2008 we recorded an income tax benefit from discontinued operations of $3.7 million and $0.5 million, respectively. For the three months ended September 30, 2007 we recorded an income tax benefit from discontinued operations of $1.4 million and an income tax expense of $25.8 million for the nine months ended September 30, 2007. For the three and nine months ended September 30, 2008, we reversed tax expense recognized during the first six months of 2008 in accordance with SFAS No. 109, Accounting for Income Taxes as we no longer believe we will have income from discontinued operations for 2008. The income tax benefit of $0.5 million for the nine months ended September 30, 2008 results primarily from the tax benefit derived from state income taxes expensed originally in 2007 and adjusted to agree to the corresponding state tax returns filed in the third quarter of 2008. The tax benefit for the three months ended September 30, 2007 primarily results from losses generated by changes in estimates of certain assets and liabilities recorded as of the sale date of our AVINZA and Oncology product lines. The tax expense for the nine months ended September 30, 2007 reflects the net tax due on taxable income that was generated by the gain on sale of our AVINZA and product line, changes in estimates of certain assets and liabilities recorded as of the sale date of our AVINZA and Oncology product lines, and the release of escrow funds from the sale of our AVINZA and Oncology product lines.

Liquidity and Capital Resources

We have financed our operations through private and public offerings of our equity securities, collaborative research and development and other revenues, issuance of convertible notes, product sales and the subsequent sales of our commercial assets, capital and operating lease transactions, accounts receivable factoring and equipment financing arrangements and investment income. In March 2007, we announced that our board of directors had authorized a stock repurchase program under Rule 10b-18 of the Securities Exchange Act of 1934, as amended, of up to $100 million of shares of our common stock in the open market and negotiated purchases over a period of 12 months. During the nine months ended September 30, 2008, we repurchased a total of 0.3 million shares of our common stock totaling $1.6 million. We have repurchased an aggregate of 6.5 million shares of our common stock totaling $41.2 million prior to the close of the repurchase period on March 31, 2008.

Working capital was $34.3 million at September 30, 2008 compared to $59.0 million at December 31, 2007. Cash, cash equivalents, short-term investments and restricted investments totaled $72.5 million as of September 30, 2008 compared to $95.8 million as of December 31, 2007. We primarily invest our cash in United States government and investment grade corporate debt securities. Restricted investments as of September 30, 2008 consist of certificates of deposit held with a financial institution as collateral under equipment financing and third-party service provider arrangements.

On July 19, 2007, we purchased $5.0 million of commercial paper issued by Golden Key Ltd. While the investment was highly-rated and within our investment policy at the time of purchase, during the third quarter of 2007, large credit rating agencies downgraded the quality of this security. In addition, as a result of not meeting certain liquidity covenants, the assets were assigned to a trustee who established a committee of the largest senior credit holders to determine the next steps. Subsequently, Golden Key defaulted on its obligation to settle the security on the stated maturity date of October 10, 2007. Based on available information, we estimate that we will be able to recover approximately $2.3 million on this security. Accordingly, we adjusted the carrying value by recording an impairment loss of $0.1 million and $1.4 million during the three and nine months ended September 30, 2008, respectively. As a result of ongoing volatility in the liquidity of the capital markets, we may be exposed to additional impairment for this investment until it is fully recovered or disposed of.

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

Operating Activities

Operating activities used cash of $26.8 million for the nine months ended September 30, 2008 compared to $88.9 million for the same 2007 period. The use of cash for the nine months ended September 30, 2008 reflects a net loss of $28.5 million adjusted for the $7.3 million gain on the sale of our AVINZA and $12.6 million loss on the sale of the Oncology product lines and the accretion of deferred gain on the sale leaseback of the building of $1.5 million, offset by the recognition of contract termination costs of $5.0 million, stock-based compensation expense of $2.8 million, a $0.8 million loss on write-off of fixed assets, $1.4 million realized loss on investment and depreciation and amortization of assets of $0.8 million. The use of cash for the nine months ended September 30, 2008 is further impacted by changes in operating assets and liabilities due primarily to decreases in accounts payable and accrued liabilities of $13.2 million and other liabilities of $0.6 million partially offset by a decrease in other current assets of $1.0 million. The decrease in accounts payable and accrued liabilities is primarily due to the payment of severance related to the December 2007 reduction in workforce partially offset by $1.0 million of estimated litigation settlement costs for the three months ended September 30, 2008.

The use of cash for the nine months ended September 30, 2007 reflects net income of $275.8 million, adjusted by $317.5 million in items to reconcile net income to net cash used in operations. These reconciling items primarily reflect the gain on the sale of our AVINZA product line of $317.3 million, the adjustment to gain on the sale of our Oncology product line of $7.7 million and the accretion of deferred gain on sale leaseback of building of $1.5 million, and co-promote termination expense of $1.4 million partially offset by the recognition of $7.0 million of stock-based compensation expense, depreciation and amortization of assets of $2.3 million and the write-off of assets of $0.8 million.

Cash used in operating activities in 2008 includes $5.3 million, net provided by discontinued operations. This compares to net cash used in discontinued operations of $27.2 million for the same 2007 period.

Investing Activities

Investing activities used cash of $35.4 million for the nine months ended September 30, 2008 compared to $323.0 million of cash provided by investing activities for the same 2007 period.

Cash used for the nine months ended September 30, 2008 primarily reflects the net purchases of short term investments of $43.1 million partially offset by the release from escrow of proceeds from the sale of our AVINZA product line in the amount of $8.1 million.

Cash provided for the nine months ended September 30, 2007 primarily reflects proceeds from the sale of our AVINZA product line of $289.4 million, the release of $10.0 million of proceeds held in escrow from the sale of the Oncology product line, the decrease of restricted cash of $39.2 million which was held in escrow as of December 31, 2006 and released in January 2007 to repay our loan with King, and net proceeds from sales of short-term investments of $15.6 million.

Cash provided by investing activities for the nine months ended September 30, 2008 includes $8.1 million provided by discontinued operations from the release from escrow of proceeds from the sale of the AVINZA product line. Cash provided by investing activities for the same 2007 period includes $299.4 million provided by discontinued operations from the sale of the AVINZA product line and release of the escrow from the sale of our Oncology product line.

Financing Activities

Financing activities used cash of $2.8 million for the nine months ended September 30, 2008 compared to $323.1 million for the same 2007 period.

Cash used for the nine months ended September 30, 2008 primarily reflects repurchases of our common stock of $1.6 million and payments under equipment financing obligations of $1.3 million. Cash used for the nine months ended September 30, 2007, primarily reflects the $252.7 million cash dividend payment, $35.5 million in repurchases of 5.4 million shares our common stock, the repayment of debt of $37.8 million and payments under equipment financing obligations of $1.6 million. These amounts are partially offset by $4.3 million of proceeds from the issuance of common stock primarily related to the exercise of employee stock options.

On March 22, 2007, we announced a $2.50 per share special cash dividend. The aggregate amount of $252.7 million was paid on April 19, 2007 to shareholders of record as of April 5, 2007.

None of the cash used in financing activities for the nine months ended September 30, 2008 and 2007 relates to discontinued operations.

Certain of our property and equipment is pledged as collateral under various equipment financing arrangements. As of September 30, 2008, $0.9 million was outstanding under such arrangements with $0.7 million classified as current. Our equipment financing arrangements have terms of four years with interest ranging from 8.04% to 10.11%.

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

Contractual Obligations

As of September 30, 2008, future minimum payments due under our contractual obligations are as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Capital lease obligations(1)	$941	$762	$179	$—	$—
Operating lease obligations(2)	63,536	5,039	10,536	11,178	36,783
Consulting agreements	380	380	—	—	—
Co-promote termination liability(3)	—	—	—	—	—

Total contractual obligations	$64,857	$6,181	$10,715	$11,178	$36,783

(1) Includes interest payments as follows:	$53	$46	$7	$—	$—

(2)

We lease an office and research facility under an operating lease arrangement through July 2015. Commencing January 2008, we sublet this facility through July 2015. The sublease agreement provides for a 3% increase in annual rents. As of September 30, 2008, we expect to receive aggregate future minimum lease payments totaling $5.9 million (nondiscounted) over the duration of the sublease agreement as follows: less than one year, $0.8 million; one to three years, $1.7 million; three to five years, $1.8 million; and after five years, $1.6 million.

(3)

Our co-promote termination obligation to Organon was assumed by King pursuant to the AVINZA Purchase Agreement. However, as Organon did not consent to the legal assignment of the obligation to King, we remain liable to Organon in the event of King’s default of the obligation. We have excluded payments under the co-promote termination liability from the table as amounts are expected to be reimbursed by King. As of September 30, 2008, the total estimated amount of the obligation is $107.5 million on an undiscounted basis.

As of September 30, 2008, we have net open purchase orders (defined as total open purchase orders at year end less any accruals or invoices charged to or amounts paid against such purchase orders) totaling approximately $5.9 million. We plan to spend approximately $0.1 million on capital expenditures during the remainder of 2008.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At September 30, 2008, our investment portfolio included fixed-income securities of $60.7 million. These securities are subject to interest rate risk and will decline in value if interest rates increase. However, due to the short duration of our investment portfolio, an immediate 10% change in interest rates is not expected to have a material impact on our financial condition, results of operations or cash flows. At September 30, 2008, we also have certain equipment financing arrangements with variable rates of interest. Due to the relative insignificance of such arrangements, however, an immediate 10% change in interest rates would have no material impact on our financial condition, results of operations, or cash flows. Declines in interest rates over time will, however, reduce our interest income, while increases in interest rates over time will increase our interest expense.

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

We and Seragen, Inc., our subsidiary, were named parties to Sergio M. Oliver, et al. v. Boston University, et al., a shareholder class action filed on December 17, 1998 in the Court of Chancery in the State of Delaware. We and Seragen were dismissed from the action, but such dismissal is subject to appeal and we and Seragen may have possible indemnification obligations with respect to certain defendants. On April 14, 2006, the court found for the plaintiffs on certain claims and awarded damages of approximately $4.8 million plus interest. Judgment, however, has not been entered and the matter is subject to appeal. As of September 30, 2008, we have not accrued an indemnification obligation based on our assessment that our responsibility for any such obligation is not probable or estimable.

Salk filed a demand for arbitration in July 2007 with the American Arbitration Association, seeking damages for alleged breach of contract based on Salk’s theory that it is entitled to a portion of the money paid by Eisai to us for Targretin related assets. In September 2008, we reached a settlement with Salk, whereby the parties resolved all disputes that had arisen between them, including Salk’s primary claim in arbitration relating to the sale of Targretin to Eisai in 2006. As part of the settlement, the parties executed mutual releases and agreed to jointly seek dismissal with prejudice of all claims and counterclaims asserted in the arbitration. We agreed to pay Salk $9.5 million immediately upon settlement and $3.5 million six months from the date of settlement in return for which Salk acknowledged that no additional payments would be due from us or any sublicensee for any past, present or future conduct, including development of any compound in our internal or partnered pipeline, except for any future bazedoxifene related payments. Pursuant to the parties’ agreement, the American Arbitration Association dismissed the proceeding.

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

On October 10, 2008, we received notice that a putative class action complaint was filed in the Superior Court of New Jersey, Mercer County (Equity Division) by Allen Heilman, one of Phamacopeia’s stockholders, against Pharmacopeia, the members of its Board of Directors, us and two of our wholly owned subsidiaries. The complaint generally alleges that Pharmacopeia’s Board of Directors’ decision to enter into the proposed transaction with us on the terms contained in the proposed merger agreement constitutes a breach of fiduciary duty and gives rise to other unspecified state law claims. The complaint also alleges that we and two of our wholly owned subsidiaries aided and abetted Pharmacopeia’s Board of Directors’ breach of fiduciary duty. In addition, the complaint alleges that the named plaintiff will seek “equitable relief,” including among other things, an order preliminarily and permanently enjoining the proposed transaction.

Based on management’s assessment of available information, we have recorded a liability for estimated litigation settlement costs in the amount of $1.0 million, which is included in research and development costs for the three and nine months ended September 30, 2008.

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

In July 2007, the Salk Institute for Biological Studies, or Salk, filed a demand for arbitration with the American Arbitration Association, seeking damages for alleged breach of contract based on Salk’s theory that it was entitled to a portion of the money paid by, the purchaser of our oncology product line, to us for Targretin-related assets. In September 2008, we reached a settlement with Salk, whereby the parties resolved all disputes that had arisen between them, including Salk’s primary claim in arbitration relating to the sale of Targretin to Eisai in 2006. As part of the settlement, the parties executed mutual releases and agreed to jointly seek dismissal with prejudice of all claims and counterclaims asserted in the arbitration. We agreed to pay Salk $9.5 million immediately upon settlement and $3.5 million six months from the date of settlement in return for which Salk acknowledged that no additional payments would be due from us or any sublicensee for any past, present or future conduct, including development of any compound in our internal or partnered pipeline, except for any future bazedoxifene related payments. Pursuant to the parties’ agreement, the American Arbitration Association dismissed the proceeding.

On March 4, 2008, Rockefeller University, or Rockefeller, filed suit, now proceeding in the United States District Court for the Southern District of New York, against us alleging, among other things, a breach by us of our September 30, 1992 license agreement with Rockefeller, as well as other causes of action for unjust enrichment, quantum meruit, specific performance to perform an audit and declaratory relief. The complaint seeks damages of at least $1.9 million, plus alleges that Rockefeller is entitled to 25% of payments to be received by us in the future related to Promacta and SB-559448 or from any third party in connection with certain products (which products, according to the complaint, include LGD-4665), and 5% of future net sales of certain of our other products. The complaint requests a trial by jury, and also seeks to impose a constructive trust upon payments previously received by us to which Rockefeller claims it is owed a portion. We have filed an answer and counterclaims seeking, among other things, a judicial determination that (i) eltrombopag and the backup compound SB-559448 (including the use of such compounds) do not embody any invention(s) described or claimed in certain licensed patent rights under the September 30, 1992 license agreement between us and Rockefeller, (ii) Rockefeller technical information was not essential to the discovery or development of eltrombopag and the backup compound SB-559448, (iii) we are not liable for any additional payments under our September 30, 1992 license agreement with Rockefeller beyond any payments that we have already made, and (iv) the September 30, 1992 license agreement between us and Rockefeller was terminated in November 2007, and that subsequent to the termination of such agreement, we are not liable for future payments under such agreement. Discovery is scheduled to be completed in the second quarter of 2009, but delays are possible and we are unable to guarantee when a final decision will be rendered. Intellectual property license disputes are subject to inherent uncertainties and there can be no assurance this litigation will be resolved favorably to us or that it will not have a material adverse effect on us.

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

As noted above, Rockefeller has filed a lawsuit against us claiming, among other things, that it is owed and will be owed certain payments under our agreement with them. Other third parties have not directly threatened an action or claim against us, although we do periodically receive other communications or have other conversations with the owners of other patents or other intellectual property. If others obtain patents with conflicting claims, we may be required to obtain licenses to those patents or to develop or obtain alternative technology. We may not be able to obtain any such licenses on acceptable terms, or at all. Any failure to obtain such licenses could delay or prevent us from pursuing the development or commercialization of our potential products.

In general, litigation claims can be expensive and time consuming to bring or defend against and could result in settlements or damages that could significantly impact our results of operations and financial condition. We cannot predict or determine the outcome of these matters or reasonably estimate the amount or range of amounts of any fines or penalties that might result from a settlement or an adverse outcome. However, a settlement or an adverse outcome could have a material adverse effect on our financial position, liquidity and results of operations.

We are substantially dependent on AVINZA royalties for our revenues.

King is obligated to pay us royalties in the future based on sales of AVINZA by King. Specifically, beginning in October 2008, King is required to make royalty payments based upon calendar year net sales of AVINZA. If calendar year net sales are less than $200.0 million, the royalty payment will be 5% of all net sales. If calendar year net sales are greater than $200.0 million, the royalty payment will be 10% of all net sales less than $250.0 million, plus 15% of net sales greater than $250.0 million. In addition, beginning in 2009, we will no longer be entitled to receive royalties on a quarterly basis, but will collect royalties on an annual basis, which may adversely impact our cash flows. These royalties represent and will for some time represent substantially all of our ongoing revenue. Although we may also receive royalties and milestones from our partners in various past and future collaborations, the amount of revenue from these royalties and milestones is unknown and highly uncertain.

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

AVINZA sales may also be negatively impacted by higher than expected discounts (especially pharmacy benefit management/group purchasing organization rebates and Medicaid rebates, which can be substantial), returns and chargebacks and/or slower than expected market penetration. Other setbacks that AVINZA could face in the sustained-release opioid market include product safety and abuse issues, regulatory action, and the inability to obtain sufficient quotas of morphine from the Drug Enforcement Agency to support production requirements.

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

We were founded in 1987. We have incurred significant losses since our inception. As of September 30, 2008, our accumulated deficit was $610.0 million.

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

In connection with the sale of our AVINZA product line, we have agreed to indemnify King in certain cases for a period of 30 months after the closing of the sale of the AVINZA product line in February 2007, including any breach of certain representations, warranties or covenants contained in the asset purchase agreement. In addition, we have agreed to indemnify Eisai, the purchaser of our Oncology product line, for damages suffered by Eisai arising from any breach of our representations, warranties, covenants or obligations in the asset purchase agreement. Our obligation to indemnify Eisai extends beyond the closing of the sale of our Oncology product line in October 2006 up to, in some cases, 36 months and, in other cases, until the expiration of the applicable statute of limitations. In a few instances, our obligation to indemnify Eisai survives in perpetuity. Under our agreement with King, $15.0 million of the total upfront cash payment was deposited into an escrow account to secure our indemnification obligations to King. As of March 31, 2008, all amounts in the King escrow account had been released to us. Similarly, our agreement with Eisai required that $20.0 million of the total upfront cash payment be deposited into an escrow account to secure our indemnification obligations to Eisai. As of September 30, 2008, all amounts in the Eisai escrow account had been released to us.

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

As previously disclosed, in connection with the AVINZA sale transaction, King assumed our obligation to make payments to Organon based on net sales of AVINZA (the fair value of which was $58.7 million as of September 30, 2008). As Organon did not consent to the legal assignment of the co-promote termination obligation from us to King, we remain liable to Organon in the event King defaults on this obligation. Any successful claim brought against us by Salk or others, or any requirement to pay a material amount to Organon, could adversely affect our business and the price of our securities.

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

There are numerous risks associated with our recent entry into a definitive merger agreement to acquire Pharmacopeia.

On September 24, 2008, we entered into a definitive merger agreement to acquire all of the outstanding voting stock of Pharmacopeia, a clinical development stage biopharmaceutical company dedicated to discovering and developing novel small molecule therapeutics to address significant medical needs. There are numerous risks associated with our having entered into this agreement, including the following:

We cannot assure you that all conditions to the proposed merger will be completed and the proposed merger consummated. The proposed merger is subject to the satisfaction of closing conditions, including obtaining the approval of the stockholders of Pharmacopeia. In the event that the proposed merger is not completed, we may be subject to risks, including the costs related to the proposed merger, such as legal, accounting, and advisory fees, which must be paid even if the merger is not completed. If the proposed merger is not completed, the market price of our common stock could decline. In addition, a putative class action complaint was filed in the Superior Court of New Jersey, Mercer County (Equity Division) by Allen Heilman, one of Phamacopeia’s stockholders, against Pharmacopeia, the members of its board of directors, Ligand and two of our subsidiaries. The complaint generally alleges that Pharmacopeia’s board of directors’ decision to enter into the proposed transaction with us on the terms contained in the merger agreement constitutes a breach of fiduciary duty and gives rise to other unspecified state law claims. The complaint also alleges that we and two of our subsidiaries aided and abetted Pharmacopeia’s board of directors’ breach of fiduciary duty. In addition, the complaint alleges that the named plaintiff will seek “equitable relief,” including among other things, an order preliminarily and permanently enjoining the proposed transaction. This lawsuit could prevent or delay the completion of the proposed merger. We can provide no assurances as to the outcome of the foregoing legal proceeding and its potential effect on the completion of the merger. The defense of this or any future legal proceeding could divert our management’s attention and resources from the needs of our business. We may be required to make substantial payments or incur other adverse effects in the event of adverse judgments or settlements of any such proceedings.

We may not achieve successful integration of the Pharmacopeia assets in a timely manner, or at all, and we may not realize the benefits and synergies of the merger to the extent, or in the timeframe, anticipated. We and Pharmacopeia entered into the merger agreement with the expectation that the merger will result in benefits arising out of the combination of the companies. The successful integration of us and Pharmacopeia will require, among other things, integration of Pharmacopeia’s assets into Ligand. It is possible that the integration process could result in the loss of key employees, diversion of each company’s management’s attention, the disruption or interruption of, or the loss of momentum in, each company’s ongoing business or inconsistencies in standards, controls, procedures and policies, any of which could adversely affect either company’s ability to maintain relationships with licensors, collaborators, partners, suppliers and employees or our ability to achieve the anticipated benefits of the merger, or could reduce our earnings or otherwise adversely affect the business and financial results of the combined company and, as a result, adversely affect the market price of our common stock. We expect to incur significant costs and commit significant management time integrating Pharmacopeia’s business operations, technology, development programs, products and personnel with those of Ligand’s. If we do not successfully integrate the business of Pharmacopeia, the expenditure of these costs will reduce our cash position.

Costs associated with the proposed merger are difficult to estimate, may be higher than expected, and may harm the financial results of the combined company. We have incurred substantial direct transaction costs associated with the proposed merger and we expect to continue to incur substantial costs for these purposes. If the total costs of the proposed merger exceed estimates or the benefits of the proposed merger do not exceed the total costs of the proposed merger, our financial results could be adversely affected.

ITEM 6.	EXHIBITS

Exhibit Number	Description

2.1(1)	Agreement and Plan of Merger, by and among the Company, Pharmacopeia, Inc., Margaux Acquisition Corp. and Latour Acquisition, LLC, dated as of September 24, 2008.

3.1(2)	Amended and Restated Certificate of Incorporation of the Company (Filed as Exhibit 3.1).

3.2(2)	Bylaws of the Company, as amended (Filed as Exhibit 3.3).

3.3(3)	Amended Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Company.

3.4(4)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company dated June 14, 2000 (Filed as Exhibit 3.5).

3.5(5)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company dated June 30, 2004 (Filed as Exhibit 3.6).

3.6(6)	Amendment of the Bylaws of the Company dated November 8, 2005 (Filed as Exhibit 3.1).

3.7(7)	Amendment of Bylaws of the Company dated December 4, 2007 (Filed as Exhibit 3.1).

4.1(8)	Specimen stock certificate for shares of Common Stock of the Company.

4.2(9)	Indenture dated November 26, 2002, between the Company and J.P. Morgan Trust Company, National Association, as trustee, with respect to the 6% convertible subordinated notes due 2007 (Filed as Exhibit 4.3).

4.3(9)	Form of 6% Convertible Subordinated Note due 2007 (Filed as Exhibit 4.4).

4.4(9)	Pledge Agreement dated November 26, 2002, between the Company and J.P. Morgan Trust Company, National Association (Filed as Exhibit 4.5).

4.5(9)	Control Agreement dated November 26, 2002, among the Company, J.P. Morgan Trust Company, National Association and JP Morgan Chase Bank (Filed as Exhibit 4.6).

4.6(10)	2006 Preferred Shares Rights Agreement, by and between the Company and Mellon Investor Services LLC, dated as of October 13, 2006 (Filed as Exhibit 4.1).

10.316†	Settlement Agreement and Mutual Release of all Claims, by and between the Company and The Salk Institute for Biological Studies, dated as of September 2, 2008.

10.317(1)	Form of Contingent Value Rights Agreement.

31.1	Certification by Principal Executive Officer, Pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer, Pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted from this quarterly report and submitted separately to the Securities and Exchange Commission.

(1)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on September 26, 2008.

(2)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Registration Statement on Form S-4 (No. 333-58823) filed on July 9, 1998.

(3)	This exhibit was previously filed as part of and is hereby incorporated by reference to same numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 1999.

(4)	This exhibit was previously filed as part of, and are hereby incorporated by reference to the numbered exhibit filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

(5)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004.

(6)	This exhibit was previously filed as part of, and is being incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on November 14, 2005.

(7)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on December 6, 2007.

(8)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Registration Statement on Form S-1 (No. 33-47257) filed on April 16, 1992 as amended.

(9)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Registration Statement on Form S-3 (No. 333-102483) filed on January 13, 2003, as amended.

(10)	This exhibit was previously filed as part of, and is being incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on October 17, 2006.

LIGAND PHARMACEUTICALS INCORPORATED

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 7, 2008	By:	/s/ John P. Sharp
John P. Sharp Vice President, Finance and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description

2.1(1)	Agreement and Plan of Merger, by and among the Company, Pharmacopeia, Inc., Margaux Acquisition Corp. and Latour Acquisition, LLC, dated as of September 24, 2008.

3.1(2)	Amended and Restated Certificate of Incorporation of the Company (Filed as Exhibit 3.1).

3.2(2)	Bylaws of the Company, as amended (Filed as Exhibit 3.3).

3.3(3)	Amended Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Company.

3.4(4)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company dated June 14, 2000 (Filed as Exhibit 3.5).

3.5(5)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company dated September 30, 2004 (Filed as Exhibit 3.6).

3.6(6)	Amendment of the Bylaws of the Company dated November 8, 2005 (Filed as Exhibit 3.1).

3.7(7)	Amendment of Bylaws of the Company dated December 4, 2007 (Filed as Exhibit 3.1).

4.1(8)	Specimen stock certificate for shares of Common Stock of the Company.

4.2(9)	Indenture dated November 26, 2002, between the Company and J.P. Morgan Trust Company, National Association, as trustee, with respect to the 6% convertible subordinated notes due 2007 (Filed as Exhibit 4.3).

4.3(9)	Form of 6% Convertible Subordinated Note due 2007 (Filed as Exhibit 4.4).

4.4(9)	Pledge Agreement dated November 26, 2002, between the Company and J.P. Morgan Trust Company, National Association (Filed as Exhibit 4.5).

4.5(9)	Control Agreement dated November 26, 2002, among the Company, J.P. Morgan Trust Company, National Association and JP Morgan Chase Bank (Filed as Exhibit 4.6).

4.6(10)	2006 Preferred Shares Rights Agreement, by and between the Company and Mellon Investor Services LLC, dated as of October 13, 2006 (Filed as Exhibit 4.1).

10.316†	Settlement Agreement and Mutual Release of all Claims, by and between the Company and The Salk Institute for Biological Studies, dated as of September 2, 2008.

10.317(1)	Form of Contingent Value Rights Agreement.

31.1	Certification by Principal Executive Officer, Pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer, Pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted from this quarterly report and submitted separately to the Securities and Exchange Commission

(1)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on September 26, 2008.

(2)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Registration Statement on Form S-4 (No. 333-58823) filed on July 9, 1998.

(3)	This exhibit was previously filed as part of and is hereby incorporated by reference to same numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 1999.

(4)	This exhibit was previously filed as part of, and are hereby incorporated by reference to the numbered exhibit filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

(5)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004.

(6)	This exhibit was previously filed as part of, and is being incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on November 14, 2005.

(7)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on December 6, 2007.

(8)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Registration Statement on Form S-1 (No. 33-47257) filed on April 16, 1992 as amended.

(9)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Registration Statement on Form S-3 (No. 333-102483) filed on January 13, 2003, as amended.

(10)	This exhibit was previously filed as part of, and is being incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on October 17, 2006.