Form 10-Q
period 2009-03-31
LIGAND PHARMACEUTICALS INC
filed 2009-05-11
CIK 886163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer  ☐     Accelerated Filer  ☒    Non-Accelerated Filer  ☐    Smaller Reporting Company  ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

As of April 30, 2009, the registrant had 113,301,941 shares of common stock outstanding.

LIGAND PHARMACEUTICALS INCORPORATED

QUARTERLY REPORT

FORM 10-Q

*	No information provided due to inapplicability of item.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

LIGAND PHARMACEUTICALS INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share data)

	March 31, 2009	December, 31 2008
ASSETS
Current assets:
Cash and cash equivalents	$4,920	$28,753
Short-term investments	47,684	51,918
Accounts receivable, net	2,715	—
Other current assets	1,179	2,300
Current portion of co-promote termination payments receivable	11,197	10,958

Total current assets	67,695	93,929
Restricted investments	1,341	1,341
Property and equipment, net	11,195	12,903
Goodwill and other identifiable intangible assets	2,185	5,375
Long-term portion of co-promote termination payments receivable	46,806	47,524
Restricted indemnity account	10,264	10,232
Other assets	101	144

Total assets	$139,587	$171,448

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$15,641	$14,627
Accrued liabilities	7,771	12,665
Allowances for loss on returns, rebates and chargebacks related to discontinued operations	5,590	9,590
Current portion of accrued litigation settlement costs	180	8,680
Current portion of deferred gain	1,964	1,964
Current portion of co-promote termination liability	11,197	10,958
Current portion of equipment financing obligations	349	1,829
Current portion of deferred revenue	10,192	10,301

Total current liabilities	52,884	70,614
Long-term portion of co-promote termination liability	46,806	47,524
Long-term portion of equipment financing obligations	54	2,178
Long-term portion of deferred revenue	10,380	16,819
Long-term portion of deferred gain	22,801	23,292
Other long-term liabilities	9,015	9,041

Total liabilities	141,940	169,468

Commitments and contingencies
Common stock subject to conditional redemption; 997,568 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	12,345	12,345
Stockholders’ deficit:
Convertible preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 118,912,238 and 118,562,748 shares issued at March 31, 2009 and December 31, 2008, respectively	119	119
Additional paid-in capital	712,021	711,195
Accumulated other comprehensive income	11	81
Accumulated deficit	(684,715)	(679,626)
Treasury stock, at cost; 6,607,905 shares at March 31, 2009 and December 31, 2008, respectively	(42,134)	(42,134)

Total stockholders’ deficit	(14,698)	(10,365)

	$139,587	$171,448

See accompanying notes.

LIGAND PHARMACEUTICALS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except share data)

	Three Months Ended March 31,
	2009	2008
Revenues:
Royalties	$2,730	$4,874
Collaborative research and development and other revenues	6,740	—

Total revenues	9,470	4,874

Operating costs and expenses:
Research and development	10,462	7,165
General and administrative	6,817	10,099

Total operating costs and expenses	17,279	17,264

Accretion of deferred gain on sale leaseback	491	491

Loss from operations	(7,318)	(11,899)

Other income (expense):
Interest income	139	935
Interest expense	(194)	(52)
Other, net	(109)	(482)

Total other income, net	(164)	401

Loss before income taxes	(7,482)	(11,498)
Income tax benefit	—	1,781

Loss from continuing operations	(7,482)	(9,717)

Discontinued operations:
Gain on sale of AVINZA Product Line before income taxes	2,131	8,321
Gain on sale of Oncology Product Line before income taxes	235	915
Income tax expense on discontinued operations	—	(3,452)

Discontinued operations	2,366	5,784

Net loss	$(5,116)	$(3,933)

Basic and diluted per share amounts:
Loss from continuing operations	$(0.07)	$(0.10)
Discontinued operations	0.02	0.06

Net loss	$(0.05)	$(0.04)

Weighted average number of common shares	113,118,073	95,047,440

See accompanying notes.

LIGAND PHARMACEUTICALS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	For the three months ended March 31,
	2009	2008
Operating activities
Net loss	$(5,116)	$(3,933)
Less: gain from discontinued operations	2,366	5,784

Loss from continuing operations	(7,482)	(9,717)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of deferred gain on sale leaseback	(491)	(491)
Amortization of acquired intangible assets	162	—
Depreciation and amortization of property and equipment	819	298
Non-cash lease costs	262	4,148
Loss on asset write-offs	(3)	669
Realized loss on investment	88	500
Stock-based compensation	820	996
Other	19	(5)
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable, net	(2,715)	—
Other current assets	802	2,048
Other long term assets	(202)	(68)
Accounts payable and accrued liabilities	(12,497)	(4,409)
Other liabilities	(174)	84
Deferred revenue	(2,214)	—

Net cash used in operating activities of continuing operations	(22,806)	(5,947)
Net cash used in operating activities of discontinued operations	(1,315)	(3,452)

Net cash used in operating activities	(24,121)	(9,399)
Investing activities
Purchases of property and equipment	(214)	(196)
Proceeds from sale of property and equipment and building	15	—
Purchases of short-term investments	(11,257)	(22,601)
Proceeds from sale of short-term investments	15,400	9,012
Other, net	(71)	(50)

Net cash provide by (used in) investing activities of continuing operations	3,873	(13,835)
Net cash provided by investing activities of discontinued operations	—	8,058

Net cash provided by (used in) investing activities	3,873	(5,777)
Financing activities
Principal payments on equipment financing obligations	(163)	(514)
Repayment of debt	(3,443)	—
Net proceeds from issuance of common stock	21	34
Repurchase of common stock	—	(1,613)

Net cash used in financing activities	(3,585)	(2,093)

Net decrease in cash and cash equivalents	(23,833)	(17,269)
Cash and cash equivalents at beginning of period	28,753	76,812

Cash and cash equivalents at end of period	$4,920	$59,543

See accompanying notes.

LIGAND PHARMACEUTICALS INCORPORATED

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

The accompanying condensed consolidated financial statements of Ligand Pharmaceuticals Incorporated (the “Company” or “Ligand”) were prepared in accordance with instructions for this Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 and, therefore, do not include all information necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the condensed consolidated financial statements, have been included. The results of operations and cash flows for the three months ended March 31, 2009 and 2008 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other future period. These statements should be read in conjunction with the consolidated financial statements and related notes, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

The Company’s and its partners’ products are in various stages of development. Potential products that are promising at early stages of development may not reach the market for a number of reasons. Prior to generating revenues from these products, the Company or its collaborative partners must complete the development of the products in the human health care market. No assurance can be given that: (1) product development efforts will be successful, (2) required regulatory approvals for any indication will be obtained, (3) any products, if introduced, will be capable of being produced in commercial quantities at reasonable costs or, (4) patient and physician acceptance of these products will be achieved. The Company faces risks common to companies whose products are in various stages of development. These risks include, among others, the Company’s need for additional financing to complete its research and development programs and commercialize its technologies. The Company has incurred significant losses since its inception. At March 31, 2009, the Company’s accumulated deficit was $684.7 million. Management expects that the Company will continue to incur substantial research and development expenses. As further discussed in Note 2, the Company sold its oncology product line (“Oncology”) on October 25, 2006 and its AVINZA product line (“AVINZA”) on February 26, 2007. The operating results for Oncology and AVINZA have been presented in the accompanying condensed consolidated financial statements as “Discontinued Operations.”

Principles of Consolidation

The condensed consolidated financial statements include the Company’s wholly owned subsidiaries, Ligand Pharmaceuticals International, Inc., Ligand Pharmaceuticals (Canada) Incorporated, Seragen, Inc. (“Seragen”), Nexus Equity VI LLC (“Nexus”) and Pharmacopeia LLC. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Income (Loss) Per Share

Net income (loss) per share is computed using the weighted average number of common shares outstanding. Basic and diluted income (loss) per share amounts are equivalent for the periods presented as the inclusion of potential common shares in the number of shares used for the diluted computation would be anti-dilutive to loss per share from continuing operations. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings Per Share, no potential common shares are included in the computation of any diluted per share amounts, including income (loss) per share from discontinued operations and net income (loss) per share, as the Company reported a loss from continuing operations for all periods presented. Potential common shares, the shares that would be issued upon the exercise of outstanding stock options and warrants and the vesting of restricted shares, were 5.8 million and 4.1 million at March 31, 2009 and 2008, respectively, and have been excluded from the computation of loss per share.

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

Under its amended and restated bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer’s or director’s serving in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has a directors and officers liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, management believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of March 31, 2009 and December 31, 2008.

Revenue Recognition

Royalties on sales of AVINZA and PROMACTA are recognized in the quarter reported by the respective partner.

Revenue from research funding under the Company’s collaboration agreements is earned and recognized on a percentage of completion basis as research hours are incurred in accordance with the provisions of each agreement.

Revenue earned related to up-front product and technology license fees is recognized in accordance with Staff Accounting Bulletin (SAB) 104 issued by the Securities and Exchange Commission (SEC) Emerging Issue Task Force (EITF) No. 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF 00-21), EITF No. 07-1, “Accounting for Collaborative Arrangements (EITF 07-1) and EITF No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities” (EITF 07-3) issued by the FASB. Accordingly, amounts received under multiple-element arrangements requiring ongoing services or performance by the Company are recognized over the period of such services or performance.

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

Accounting for Stock-Based Compensation

The Company applies the fair value recognition provisions of SFAS 123(R) using the modified prospective transition method to account for stock-based compensation. Under that transition method, compensation cost recognized in the three months ended March 31, 2009 and 2008 includes: (a) compensation cost for all stock-based awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all stock-based awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R).

Stock-based compensation expense for awards to employees and non-employee directors is recognized on a straight-line basis over the vesting period until the last tranche vests. Compensation cost for consultant awards is recognized over each separate tranche’s vesting period. The Company recognized compensation expense of $0.8 million and $1.0 million for the three months ended March 31, 2009 and 2008, respectively, associated with option awards, restricted stock and an equitable adjustment of employee stock options.

The fair-value for options that were awarded to employees and directors was estimated at the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2009	2008
Risk-free interest rate	2.0%	3.0%
Dividend yield	—	—
Expected volatility	74%	65%
Expected term	6.0 years	6.0 years

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

Stock Option Activity

The following is a summary of the Company’s stock option plan activity and related information:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2008	3,030,076	$6.55
Granted	1,490,850	2.63
Exercised	—	—
Forfeited	(183,849)	4.33
Cancelled	(2,500)	4.41

Balance at March 31, 2009	4,334,577	$5.29	7.27	$620

Exercisable at March 31, 2009	1,764,731	$8.00	4.41	$100

Options expected to vest as of March 31, 2009	3,966,900	$5.45	7.10	$554

The weighted-average grant-date fair value of all stock options granted during the three months ended March 31, 2009 was $1.72 per share. The total intrinsic value of all options exercised during the three months ended March 31, 2008 was $1,000. As of March 31, 2009, there was $5.3 million of total unrecognized compensation cost related to nonvested stock options. That cost is expected to be recognized over a weighted-average period of 3.4 years.

As of March 31, 2009, 0.6 million shares were available for future option grants or direct issuance under the Company’s 2002 stock incentive plan.

Cash received from options exercised for the three months ended March 31, 2008 was $4,000. There is no current tax benefit related to options exercised because of net operating losses (“NOLs”) for which a full valuation allowance has been established.

Restricted Stock Activity

Restricted stock activity for the three months ended March 31, 2009 is as follows:

	Shares	Weighted- Average Grant Date Stock Price
Nonvested at December 31, 2008	598,672	$5.14
Granted	210,560	2.69
Vested	(268,246)	6.52
Forfeited	(55,164)	3.65

Nonvested at March 31, 2009	485,822	$3.49

The weighted-average grant-date fair value of restricted stock granted during the three months ended March 31, 2009 was $2.69 per share. As of March 31, 2009, there was $1.4 million of total unrecognized compensation cost related to nonvested restricted stock. That cost is expected to be recognized over a weighted-average period of 2.0 years.

Employee Stock Purchase Plan

The Company has an employee stock purchase plan (as amended, the “2002 ESPP”). The 2002 ESPP allows employees to purchase a limited amount of common stock at the end of each three month period at a price equal to the lesser of 85% of fair market value on either the first trading day of the period or the last trading day of the period (the “Lookback Provision”). The 15% discount and the Lookback Provision make the 2002 ESPP compensatory under SFAS 123(R). There were 9,140 shares of common stock issued under the 2002 ESPP during the three months ended March 31, 2009, resulting in a compensation expense of $6,000. There were 8,954 shares of common stock issued under the 2002 ESPP during the three months ended March 31, 2008, resulting in a compensation expense of $40,000. As of March 31, 2009, 38,251 shares were available for future purchases under the 2002 ESPP.

Warrants

As of March 31, 2009, warrants to purchase 867,637 shares of the Company’s common stock were outstanding with an exercise price of $8.59 per share and warrants to purchase 105,554 shares of the Company’s common stock were outstanding with an exercise price of $9.47 per share. The warrants were assumed in the acquisition of Pharmacopeia, Inc. and expire in April 2012 and March 2011, respectively.

Share Repurchases

In March 2007, the Company’s Board of Directors authorized up to $100.0 million in share repurchases over the subsequent 12 months. The Company repurchased an aggregate of 6.5 million shares of its common stock totaling $41.2 million prior to the expiration of the repurchase period on March 31, 2008.

Cash, Cash Equivalents and Short-term Investments

Cash and cash equivalents consist of cash and highly liquid securities with maturities at the date of acquisition of three months or less. The following table summarizes the various investment categories at March 31, 2009 and December 31, 2008 (in thousands):

	Cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
March 31, 2009
U.S. government securities	$45,249	$15	$(4)	$45,260
Corporate obligations	2,424	—	—	2,424

	47,673	15	(4)	47,684
Certificates of deposit - restricted	1,341	—	—	1,341

	$49,014	$15	$(4)	$49,025

December 31, 2008
U.S. government securities	$50,174	$81	$—	$50,255
Corporate obligations	1,663	—	—	1,663

	51,837	81	—	51,918
Certificates of deposit - restricted	1,341	—	—	1,341

	$53,178	$81	$—	$53,259

In July 2007, the Company purchased $5.0 million of commercial paper issued by Golden Key Ltd. The investment was highly-rated and within the Company’s investment policy at the time of purchase, but during the third quarter of 2007, large credit rating agencies downgraded the quality of this security. In addition, as a result of not meeting certain liquidity covenants, the assets of Golden Key Ltd. were assigned to a trustee who established a committee of the largest senior credit holders to determine the next steps. Subsequently, Golden Key Ltd. defaulted on its obligation to settle the security on the stated maturity date of October 10, 2007. Based on available information, management currently estimates that it will be able to recover approximately $1.6 million on this investment. Management adjusted the carrying value by recording an impairment loss of $0.1 million and $0.5 million during the three months ended March 31, 2009 and 2008, respectively. As a result of ongoing volatility in the liquidity of the capital markets, the Company may be exposed to additional impairment for this investment until it is fully recovered or disposed of.

Other Current Assets

Other current assets consist of the following (in thousands):

	March 31, 2009	December 31, 2008
Income taxes receivable	$—	$817
Prepaid expenses	1,051	1,147
Other receivables	128	325
Other	—	11

	$1,179	$2,300

Property and Equipment

Property and equipment is stated at cost and consists of the following (in thousands):

	March 31, 2009	December 31, 2008
Equipment and leasehold improvements	$53,244	$54,664
Less accumulated depreciation and amortization	(42,049)	(41,761)

	$11,195	$12,903

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

Goodwill and Other Identifiable Intangible Assets

Goodwill and other identifiable intangible assets consist of the following (in thousands):

	March 31, 2009	December 31, 2008
Collaborative research and development with Schering-Plough	$1,838	$2,000
Goodwill	347	3,375

	$2,185	$5,375

The collaborative research and development with Schering-Plough is being amortized on a straight-line basis over a period of three years. During the three months ended March 31, 2009, the Company recorded $0.2 million of amortization expense. Additionally, during the three months ended March 31, 2009, the Company finalized its preliminary purchase price allocation for Pharmacopeia, which resulted in an increase in transaction costs of $0.3 million and decreases in property and equipment of $1.1 million, liabilities assumed of $4.4 million and goodwill of $3.0 million.

Impairment of Long-Lived Assets

Management reviews long-lived assets for impairment annually or whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value for the Company’s long-lived assets is determined using the expected cash flows discounted at a rate commensurate with the risk involved. During the three months ended March 31, 2008, the Company recorded an impairment charge of $0.7 million to general and administrative expense as a result of vacating a building in February 2008. As of March 31, 2009, management believes that the future cash flows to be received from its long-lived assets will exceed the assets’ carrying value.

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	March 31, 2009	December 31, 2008
Warrant liability	$673	$670
Compensation	2,706	2,686
Legal	652	4,166
Restructuring costs	226	848
Other	3,514	4,295

	$7,771	$12,665

The following summarizes the activity in the accrued liability accounts related to allowances for loss on returns, rebates, chargebacks, and other discounts for the three months ended March 31, 2009 (in thousands):

	Charge-backs and Rebates	Returns	Total
Balance at December 31, 2008	$508	$9,082	$9,590
AVINZA Transaction Provision (1)	(26)	(2,249)	(2,275)
Oncology Transaction Provision (2)	—	(398)	(398)
Payments	(121)	—	(121)
Charges	—	(1,206)	(1,206)

Balance at March 31, 2009	$361	$5,229	$5,590

(1)	The AVINZA transaction provision amounts represent changes in the estimates of the accruals for rebates, chargebacks and returns recorded in connection with the sale of the AVINZA product line.

(2)	The Oncology transaction provision amounts represent changes in the estimates of the accruals for rebates, chargebacks and returns recorded in connection with the sale of the Oncology product line.

Comprehensive Income (loss)

Comprehensive income (loss) represents net income adjusted for the change during the periods presented in unrealized gains and losses on available-for-sale securities less reclassification adjustments for realized gains or losses included in net income. Comprehensive income (loss) is as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
Net loss as reported	$(5,116)	$(3,933)
Unrealized net gain on available-for-sale securities	(70)	(52)

Comprehensive loss	$(5,186)	$(3,985)

New Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51,” which is effective for calendar-year companies beginning January 1, 2009. The standard establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB Statement No. 133,” which is effective for calendar-year companies beginning January 1, 2009. The standard enhances required disclosures regarding derivatives and hedging activities. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements.

In April 2008, the FASB issued Staff Position (FSP) No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (FSP 142-3). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). FSP 142-3 is effective for calendar-year companies beginning January 1, 2009. The requirement for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” FSP FAS 141(R)-1 amends the provisions in Statement 141R for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. The FSP is effective for contingent assets or contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements.

2. Discontinued Operations

Oncology Product Line

On September 7, 2006, the Company, Eisai Inc., a Delaware corporation and Eisai Co., Ltd., a Japanese company (together with Eisai Inc., “Eisai”), entered into a purchase agreement (the “Oncology Purchase Agreement”) pursuant to which Eisai agreed to acquire all of the Company’s worldwide rights in and to the Company’s oncology products, including, among other things, all related inventory, equipment, records and intellectual property, and assume certain liabilities as set forth in the Oncology Purchase Agreement. The Oncology product line included the Company’s four marketed oncology drugs: ONTAK, Targretin capsules, Targretin gel and Panretin gel. For the three months ended March 31, 2009 and 2008, the Company recorded pre-tax gains of $0.2 million and $0.9 million, respectively, due to subsequent changes in certain estimates of assets and liabilities recorded as of the sale date.

Prior to the Oncology sale, the Company recorded accruals for rebates, chargebacks, and other discounts related to Oncology products when product sales were recognized as revenue under the sell-through method. Upon the Oncology sale, the Company accrued for rebates, chargebacks, and other discounts related to Oncology products in the distribution channel which had not sold-through at the time of the Oncology sale and for which the Company retained the liability subsequent to the sale. These products expired at various dates through July 31, 2008. The Company’s accruals for Oncology rebates, chargebacks, and other discounts total $0.3 million and $0.4 million as of March 31, 2009 and December 31, 2008, respectively.

Additionally, and pursuant to the terms of the Oncology Purchase Agreement, the Company retained the liability for returns of product from wholesalers that had been sold by the Company prior to the close of the transaction. Accordingly, as part of the accounting for the gain on the sale of the Oncology Product Line, the Company recorded a reserve for Oncology product returns. Under the sell-through revenue recognition method, the Company previously did not record a reserve for returns from wholesalers. Oncology products sold by the Company may be returned through a specified period subsequent to the product expiration date, but no later than July 31, 2009. The Company’s reserve for Oncology returns is $0.4 million and $0.9 million as of March 31, 2009 and December 31, 2008, respectively.

AVINZA Product Line

On September 6, 2006, the Company and King Pharmaceuticals, Inc. (“King”), entered into a purchase agreement (the “AVINZA Purchase Agreement”), pursuant to which King agreed to acquire all of the Company’s rights in and to AVINZA in the United States, its territories and Canada, including, among other things, all AVINZA inventory, records and related intellectual property, and assume certain liabilities as set forth in the AVINZA Purchase Agreement (collectively, the “Transaction”).

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

Prior to the AVINZA sale, the Company recorded accruals for rebates, chargebacks, and other discounts related to AVINZA products when product sales were recognized as revenue under the sell-through method. Upon the AVINZA sale, the Company accrued for rebates, chargebacks, and other discounts related to AVINZA products in the distribution channel which had not sold-through at the time of the AVINZA sale and for which the Company retained the liability subsequent to the sale. These products expire at various dates through June 30, 2009. The Company’s accruals for AVINZA rebates, chargebacks, and other discounts total $0.1 million and $0.1 million as of March 31, 2009 and December 31, 2008, respectively.

Additionally, and pursuant to the terms of the AVINZA Purchase Agreement, the Company retained the liability for returns of product from wholesalers that had been sold by the Company prior to the close of the transaction. Accordingly, as part of the accounting for the gain on the sale of AVINZA, the Company recorded a reserve for AVINZA product returns. AVINZA products sold by the Company may be returned through a specified period subsequent to the product expiration date, but no later than December 31, 2009. Under the sell-through revenue recognition method, the Company previously did not record a reserve for returns from wholesalers. The Company’s reserve for AVINZA returns is $4.8 million and $8.2 million as of March 31, 2009 and December 31, 2008, respectively.

3. Financial Instruments

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including available-for-sale fixed income and equity securities and other equity securities. The fair value of these certain financial assets and liabilities was determined using the following inputs at March 31, 2009:

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Fixed income available-for-sale securities	$47,684	$46,109	$1,575	$—

Total assets	$47,684	$46,109	$1,575	$—

Liabilities:
Warrant liability	$673	$—	$—	$673

Total liabilities	$673	$—	$—	$673

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

On February 26, 2007, the Company consummated its agreement with King pursuant to which King acquired all of the Company’s rights in and to AVINZA, assumed certain liabilities, and reimbursed the Company the $47.8 million previously paid to Organon (comprised of the $37.8 million paid in October 2006 and the $10.0 million that the Company paid in January 2007). King also assumed the Company’s co-promote termination obligation to make payments to Organon based on net sales of AVINZA. In connection with King’s purchase of AVINZA, Organon did not consent to the legal assignment of the co-promote termination obligation to King. Accordingly, the Company remains liable to Organon in the event of King’s default of the obligation. Therefore, the Company recorded an asset as of February 26, 2007 to recognize King’s assumption of the obligation, while continuing to carry the co-promote termination liability in the Company’s consolidated financial statements to recognize the Company’s legal obligation as primary obligor to Organon as required under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This asset represents a non-interest bearing receivable for future payments to be made by King and is recorded at its fair value based on management’s estimate of future sales of AVINZA. As of March 31, 2009 and thereafter, the receivable and liability will remain equal and adjusted each quarter for changes in the estimated fair value of the obligation including for any changes in the estimate of future net AVINZA product sales. This receivable will be assessed on a quarterly basis for impairment (e.g., in the event King defaults on the assumed obligation to pay Organon). As of March 31, 2009 and December 31, 2008, the fair value of the co-promote termination liability (and the corresponding receivable) was determined using a discount rate of 15%.

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

A summary of the co-promote termination liability as of March 31, 2009 is as follows (in thousands):

Net present value of payments based on estimated future net AVINZA product sales as of December 31, 2008	$58,482
Assumed payments made by King or assignee	(2,113)
March 31, 2009 fair value adjustment of estimated future payments based on estimated future net AVINZA product sales	1,634

Total co-promote termination liability as of March 31, 2009	58,003
Less: current portion of co-promote termination liability as of March 31, 2009	(11,197)

Long-term portion of co-promote termination liability as of March 31, 2009	$46,806

5. Property Leases

The Company leases an 82,500 square foot office and laboratory facility in San Diego, California through November 2021. Under the terms of the lease, the Company pays a basic annual rent of $3.0 million (subject to an annual fixed percentage increase, as set forth in the agreement), plus a 1% annual management fee, property taxes and other normal and necessary expenses associated with the lease including, but not limited to, utilities and repairs and maintenance. The Company has the right to extend the lease for two five-year terms and will have the first right of refusal to lease, at market rates, any facilities built on the sold lots.

The Company leases approximately 99,000 square feet in three facilities in Cranbury, New Jersey under leases that expire in 2016. The leases for the New Jersey facilities provide generally for scheduled rent increases, options to extend the leases with certain changes to the terms of the lease agreement, and refurbishment allowances.

The Company also leases an office and research facility in San Diego, California under an operating lease arrangement through July 2015. The Company fully vacated this facility in February 2008. The lease agreement provides for increases in annual rents based on changes in the Consumer Price Index or fixed percentage increases ranging from 3% to 7%. Commencing January 2008, the Company sublet this facility through July 2015. The sublease agreement provides for a 3% increase in annual rents. As of March 31, 2009, the Company expects to receive aggregate future minimum lease payments totaling $5.5 million (nondiscounted) over the duration of the sublease agreement. In accordance with SFAS No. 146 (As Amended) “Accounting for Costs Associated with Exit or Disposal Activities,” the Company recorded a net charge to operating expenses of $4.3 million for exit costs when it fully ceased use of this facility in the first quarter of 2008. The net charge consisted of a $6.5 million charge for future rent payments offset by a $2.3 million reversal of deferred rent. As of March 31, 2009 and December 31, 2008, $4.8 million and $5.0 million, respectively, has been recorded as a liability for these exit costs on the condensed consolidated balance sheets.

6. Litigation

The SEC issued a formal order of private investigation dated September 7, 2005, which was furnished to the Company’s legal counsel on September 29, 2005, to investigate the circumstances surrounding the Company’s restatement of its consolidated financial statements for the years ended December 31, 2002 and 2003, and for the first three quarters of 2004. In April 2009, the Company received notification from the SEC that it had completed its investigation and is not recommending enforcement action at this time against the Company relating to the previously disclosed SEC investigation in connection with the restatement of the Company’s financial statements as of and for the years ended December 31, 2002 and 2003 and for the first three quarters of 2004. As a result, in April 2009, the Company received $10.3 million from a restricted indemnity account which had been established in a trust account with Dorsey & Whitney LLP, counsel to the Company’s independent directors and to the Audit Committee of the Company’s Board of Directors, to support the Company’s indemnification obligations to continuing and departing directors in connection with the SEC investigation and related matters.

On March 4, 2008, The Rockefeller University (Rockefeller) filed suit against the Company alleging, among other things, a breach by the Company of their September 30, 1992 license agreement with Rockefeller, as well as other causes of action for unjust enrichment, quantum meruit, specific performance to perform an audit and declaratory relief. In February 2009, the Company reached a settlement with Rockefeller whereby the parties resolved all disputes that have arisen between them, including Rockefeller’s primary claim relating to the development of PROMACTA as well the Company’s counterclaims. As part of the settlement, the parties executed mutual releases and agreed to jointly seek dismissal with prejudice of all claims, demands and causes of action, whether known or unknown, arising out of or based upon the license agreement, the ongoing litigation, PROMACTA, LGD-4665, and any other compound developed by the Company that was subject to the license agreement. The Company also agreed to pay Rockefeller $5.0 million immediately upon settlement, $1.0 million on or before February 10, 2010, $1.0 million on or before February 10, 2011, and 50% of any milestone payment and 5.88% to 7.0% of certain royalties, in each case received by the Company pursuant to an agreement with SmithKline Beecham Corporation (now known as GlaxoSmithKline) entered into on December 29, 1994. The Company also agreed to pay Rockefeller 1.5% of world-wide net sales of LGD-4665 as certain payments are received by the Company pursuant to its agreement with SmithKline Beecham Corporation entered into on December 17, 2008. As of March 31, 2009, the Company has recorded a liability of $2.0 million related to the settlement, which is included in other long term liabilities in the accompanying balance sheets.

On October 10, 2008, the Company received notice that a putative class action complaint was filed in the Superior Court of New Jersey, Mercer County (Equity Division) by Allen Heilman, one of Phamacopeia’s stockholders, against Pharmacopeia, the members of its Board of Directors, Ligand and two of Ligand’s wholly owned subsidiaries. The complaint generally alleges that Pharmacopeia’s Board of Directors’ decision to enter into the proposed transaction with Ligand on the terms contained in the proposed merger agreement constitutes a breach of fiduciary duty and gives rise to other unspecified state law claims. The complaint also alleges that Ligand and two of Ligand’s wholly owned subsidiaries aided and abetted Pharmacopeia’s Board of Directors’ breach of fiduciary duty. In addition, the complaint alleges that the named plaintiff will seek “equitable relief,” including among other things, an order preliminarily and permanently enjoining the proposed transaction. While the Company believes that neither Ligand nor Pharmacopeia engaged in any wrongful acts, in an effort to minimize the cost and expense of any litigation, in December 2008, the Company entered into a memorandum of understanding, or MOU, with the named plaintiff providing for the settlement of the lawsuit. Subject to court approval and further definitive documentation, the MOU provides a release and settlement by the purported class of all claims against Pharmacopeia, Ligand, and Ligand’s affiliates and agents in connection with the complaint. Pursuant to the MOU, the Company has agreed not to oppose any fee application by plaintiffs’ counsel that does not exceed $0.2 million, which has been recorded as a liability at March 31, 2009.

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

During the three months ended March 31, 2009, the Company finalized its purchase price allocation for Pharmacopeia, which resulted in an increase in transaction costs of $0.3 million and decreases in property and equipment of $1.1 million, liabilities assumed of $4.4 million and goodwill of $3.0 million. The components of the final purchase price allocation for Pharmacopeia are as follows:

Purchase Consideration:
(in thousands)
Fair value of common stock issued to Pharmacopeia shareholders	$56,439
Cash paid to Pharmacopeia shareholders	9,337
Transaction costs	4,558

Total purchase consideration	$70,334

Allocation of Purchase Price:
(in thousands)
Cash acquired	$17,754
Other current assets	1,390
Property and equipment	10,408
Acquired intangible assets	2,000
In-process research and development	72,000
Goodwill	347
Other assets	144
Liabilities assumed	(33,709)

$70,334

8. Warrant Liability

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

At March 31, 2009 and December 31, 2008, the fair value of the warrants was approximately $0.7 million and included in accrued liabilities.

The fair value of the warrants was calculated using the Black-Scholes option-pricing model with the following assumptions at March 31, 2009 and December 31, 2008:

	March 31, 2009	December 31, 2008
Risk-free interest rate	1.2%	1.0%
Dividend yield	—	—
Expected volatility	78%	78%
Expected term	3.1 years	3.3 years

9. Reductions in Workforce

In December 2008, Pharmacopeia announced a reduction in its workforce of thirty positions, twenty-two of which were eliminated effective December 31, 2008 and the remaining eight of which will be eliminated effective June 30, 2009. Accrued severance costs for those positions eliminated prior to December 31, 2008 of $0.1 million and $0.7 million were included in the accrued restructuring costs as of March 31, 2009 and December 31, 2008, respectively. Also included in accrued restructuring costs was a $0.2 million of costs to exit a leased facility which is comprised of the difference between the remaining lease obligations of the abandoned operating leases, which run through the year 2016, and the Company’s estimate of potential future sublease income, discounted to present value.

10. Note Payable

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

11. Common Stock Subject to Conditional Redemption

During the three months ended March 31, 2009, the Company earned a milestone from Pfizer, Inc. (Pfizer). Pursuant to the Company’s 1991 research agreement and 1996 settlement agreement with Pfizer, Pfizer elected to pay the milestone by returning 323,338 shares of stock it owns in the Company, which at the date the milestone was earned had a market value of $0.9 million. The Company is entitled to royalties on future sales from Pfizer, which pursuant to the 1996 settlement agreement, Pfizer may elect to pay by returning up to 665,230 shares of stock it owns in Ligand.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Caution: This discussion and analysis may contain predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties, including those discussed in Item 1A “Risk Factors.” This outlook represents our current judgment on the future direction of our business. These statements include those related to our AVINZA and PROMACTA royalty revenues, product returns, and product development. Actual events or results may differ materially from our expectations. For example, there can be no assurance that our revenues or expenses will meet any expectations or follow any trend(s), that we will be able to retain our key employees or that we will be able to enter into any strategic partnerships or other transactions. We cannot assure you that we will receive expected AVINZA and PROMACTA royalties to support our ongoing business or that our internal or partnered pipeline products will progress in their development, gain marketing approval or achieve success in the market. In addition, ongoing or future arbitration, or litigation or disputes with third parties may have a material adverse effect on us. Such risks and uncertainties, and others, could cause actual results to differ materially from any future performance suggested. We undertake no obligation to release publicly the results of any revisions to these forward-looking statements to reflect events or circumstances arising after the date of this quarterly report. This caution is made under the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended.

Our trademarks, trade names and service marks referenced herein include Ligand. Each other trademark, trade name or service mark appearing in this quarterly report belongs to its owner.

References to Ligand Pharmaceuticals Incorporated (“Ligand,” the “Company,” “we” or “our”) include our wholly owned subsidiaries — Ligand Pharmaceuticals (Canada) Incorporated; Ligand Pharmaceuticals International, Inc.; Seragen, Inc. (“Seragen”); Nexus Equity VI LLC (“Nexus”); and Pharmacopeia LLC.

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

We currently receive royalty revenues from King Pharmaceuticals, or King, and GlaxoSmithKline, or GSK. In February 2007, we completed the sale of our AVINZA product line to King. As a result of the sale, we received the right to future royalties on the net sales of AVINZA through 2017. Through October 2008, we received a 15% royalty on AVINZA net sales. Subsequent royalty payments are to be based upon calendar year net sales. If calendar year net sales are less than $200.0 million, the royalty payment due will be 5% of all net sales. If calendar year net sales are greater than $200.0 million, the royalty payment due will be 10% of all net sales less than $250.0 million, plus 15% of net sales greater than $250.0 million.

In November 2008, the U.S. Food and Drug Administration, or FDA, granted approval of GSK’s PROMACTA for the treatment of thrombocytopenia in patients with chronic immune (idiopathic) thrombocytopenic purpura, or ITP, who have had an insufficient response to corticosteroids, immunoglobulins or splenectomy. PROMACTA is the first oral thrombopoietin, or TPO, receptor agonist therapy for the treatment of adult patients with chronic ITP. As a result of the FDA’s approval of PROMACTA, we will be entitled to receive tiered royalties in the range of 4.7%-9.3% on annual net sales of PROMACTA. As part of a settlement agreement and mutual release we entered into on February 11, 2009 with The Rockefeller University, or Rockefeller, we agreed to pay a share of such royalties to Rockefeller.

In March 2009, Pfizer received approval from the European Commission (EC) for FABLYN® (lasofoxifene) Tablets, a selective estrogen receptor modulator (SERM) for the treatment of osteoporosis in post-menopausal women at increased risk of fracture. As a result, we earned a milestone which, pursuant to our 1991 research agreement and 1996 settlement agreement with Pfizer, Pfizer elected to pay by returning 323,338 shares of stock it owns in Ligand, which at the date the milestone was earned had a market value of $0.9 million. We are entitled to royalties on future sales from Pfizer, which pursuant to the 1996 settlement agreement, Pfizer may elect to pay by returning up to 665,230 shares of stock it owns in Ligand. Pfizer also submitted an NDA for osteoporosis treatment in December 2007. The FDA Advisory Committee in early September 2008 voted 9-3 in favor of approval of this drug and in January 2009, Pfizer received a complete response letter from the FDA requesting additional information for FABLYN. Pfizer is reviewing the letter and intends to work with the FDA to determine the appropriate next steps regarding its application. Pfizer has also submitted NDAs for osteoporosis prevention and vaginal atrophy, and the FDA issued non-approvable letters for both NDAs. Under the terms of our agreement with Pfizer, we are entitled to receive royalty payments equal to 6% of worldwide net sales of lasofoxifene for any indication. We previously sold to Royalty Pharma the rights to a total of 3% of net sales of lasofoxifene for a period of ten years following the first commercial sale of lasofoxifene. Accordingly, we will receive approximately 3% of worldwide net annual sales of lasofoxifene.

We also have the potential to receive near-term royalties on product candidates resulting from our research and development collaboration arrangements with third party pharmaceutical companies if and when any such product candidate is ultimately approved by the FDA and successfully marketed. Our near-term product candidates are discussed below.

In addition to the approval granted for GSK’s PROMACTA for the treatment of thrombocytopenia in patients with chronic ITP, the compound is also being studied for thrombocytopenia associated with chronic hepatitis C virus, chronic liver disease and oncology-related thrombocytopenia. Two Phase III studies in hepatitis C and one Phase III in chronic liver disease are ongoing. In December 2008, GSK submitted a marketing authorization application in the EU and international for Revolade (Eltrombopag) for the treatment of thrombocytopenia in patients with chronic immune (idiopathic) thrombocytopenic purpura, or ITP.

Bazedoxifene is a product candidate that resulted from a collaboration with Wyeth. Bazedoxifene is a synthetic drug that was specifically designed to reduce the risk of osteoporotic fractures while at the same time protecting breast and uterine tissue. In June 2006, Wyeth submitted an NDA for bazedoxifene to the FDA for the prevention of postmenopausal osteoporosis. The FDA issued an approvable letter for bazedoxifene for this indication in April 2007. Wyeth received a second approvable letter in December 2007 and plans to have further discussions with the FDA to discuss the issues raised for the prevention indication. Wyeth also submitted a second NDA for bazedoxifene in the United States in July 2007 for the treatment of osteoporosis and a marketing authorization application (MAA) to the European Medicines Agency (EMEA) in September 2007 for the prevention and treatment of osteoporosis. Wyeth received a third approvable letter in the second quarter of 2008 for bazedoxifene for the treatment of osteoporosis. In the letter, the FDA requested information similar to that outlined in its approvable letter for bazedoxifene’s NDA for the prevention of postmenopausal osteoporosis issued in December 2007. This included further analyses concerning the incidence of stroke and venous thrombotic events. Wyeth indicated that it will file a complete response in 2009 and expects the FDA will convene an advisory committee to review the pending NDAs for both the treatment and prevention of postmenopausal osteoporosis with bazedoxifene. In April 2009, Wyeth received approval from the EC for CONBRIZA™ (bazefoxifene) for the treatment of post-menopausal osteoporosis in women at increased risk of fracture. As a result, we earned a $0.6 million milestone and are entitled to royalties on future sales.

Wyeth is also developing bazedoxifene in combination with PREMARIN (Aprela) for the treatment of moderate to severe menopausal vasomotor symptoms, such as hot flashes and night sweats, and for the prevention of post-menopausal osteoporosis. Two Phase III studies with bazedoxifene/conjugated estrogens (Aprela), showed reduced number and severity of hot flashes in symptomatic postmenopausal women by up to 80 percent, when compared with placebo. Wyeth expects to file an initial NDA no earlier than the first half of 2010.

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

Results of Operations

Total revenues for the three months ended March 31, 2009 were $9.5 million, compared to $4.9 million for the same 2008 period. Our loss from continuing operations for the three months ended March 31, 2009 was $7.5 million, compared to $9.7 million for the same 2008 period.

Royalty Revenue

Royalty revenues were $2.7 million for the three months ended March 31, 2009, compared to $4.9 million for the same period in 2008. The decrease in royalty revenues of $2.2 million is primarily due to a reduction in the contractual royalty rate from 15% to 5% under our agreement with King for AVINZA sales.

Collaborative Research and Development and Other Revenues

We recorded collaborative research and development and other revenues of $6.7 million for the three months ended March 31, 2009, compared to zero for the same period in 2008. The increase of $6.7 million is due to $2.4 million of milestones earned from Pfizer, Schering-Plough and GlaxoSmithKline as well as $4.3 million in collaboration revenues resulting from agreements acquired from Pharmacopeia.

Research and Development Expenses

The major components of research and development expenses are as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
Internal research programs	$3,434	$3,688
Collaborative research	3,504	—
Development	3,524	3,477

Total research and development	$10,462	$7,165

Research and development expenses were $10.5 million for the three months ended March 31, 2009, compared to $7.2 million for the same 2008 period. The increase of $3.3 million is primarily due to the costs associated with servicing our collaboration agreements that were acquired from Pharmacopeia in December 2008.

A summary of our significant internal research and development programs as of March 31, 2009 is as follows:

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

General and Administrative Expenses

General and administrative expenses were $6.8 million for the three months ended March 31, 2009, compared to $10.1 million for the same period in 2008. The decrease of $3.3 million is primarily due to $4.1 million of expenses incurred during the first quarter of 2008 as a result of exiting a facility, which was partially offset by an increase in legal expenses associated with settlements reached with Rockefeller University and the Securities and Exchange Commission (SEC) in the first quarter of 2009.

Accretion of Deferred Gain on Sale Leaseback

On November 9, 2006, we sold real property located in San Diego, California for a sale price of $47.6 million. This property includes our corporate headquarter building totaling approximately 82,500 square feet, the land on which the building is situated, and two adjacent vacant lots. As part of the sale transaction, we agreed to leaseback the building for a period of 15 years. In accordance with SFAS 13, Accounting for Leases, we recognized an immediate pre-tax gain on the sale transaction of $3.1 million and deferred a gain of $29.5 million on the sale of the building. The deferred gain is recognized on a straight-line basis over the 15 year term of the lease at a rate of approximately $2.0 million per year. The amount of the deferred gain recognized for the three months ended March 31, 2009 and 2008 was $0.5 million and $0.5 million, respectively.

Interest Income

Interest income was $0.1 million for the three months ended March 31, 2009, compared to $0.9 million for the same period in 2008. The decrease of $0.8 million is primarily due to lower yields as a result of macro-economic conditions as well as lower cash and investment balances.

Income Taxes

We recorded no provision for income taxes for the three months ended March 31, 2009 as we did not realize any taxable income from either continuing or discontinued operations.

We had losses from continuing operations and income from discontinued operations for the three months ended March 31, 2008. In accordance with SFAS No. 109, Accounting for Income Taxes, the income tax benefit generated by the loss from continuing operations for the three months ended March 31, 2008 of $1.8 million captures the deemed use of losses from continuing operations used to offset the income from our AVINZA product line that was sold on February 26, 2007.

Net income tax expense combining both continuing and discontinued operations was $1.7 million for the three months ended March 31, 2008. This expense reflects the net tax due on taxable income generated by discontinued operations for the three months ended March 31, 2008 that was not fully offset by net operating losses and research and development credit carryforwards due to federal and state alternative minimum tax requirements, and from state income taxes for certain states incurred after full utilization of state net operating loss and research and development credits.

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

During the three months ended March 31, 2009 and 2008, we recognized a $0.2 million and $0.9 million pre-tax gain, respectively, due to subsequent changes in certain estimates and liabilities recorded as of the sale date.

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

During the three months ended March 31, 2009 and 2008, we recognized a gain of $2.1 million and $8.3 million, respectively. The gain for the three months ended March 31, 2009 primarily related to subsequent changes in certain estimates and liabilities recorded as of the sale date. The gain for the three months ended March 31, 2008 primarily related to the $8.1 million pre-tax gain resulting from the release of funds from an escrow account as well as changes in certain estimates and liabilities recorded as of the sale date.

Income Taxes

For the three months ended March 31, 2008 we recorded income tax expense on discontinued operations of $3.5 million. The tax expense primarily reflects the net tax due on taxable income that was generated by the release of escrow funds from the sale of our AVINZA product line.

Liquidity and Capital Resources

We have financed our operations through private and public offerings of our equity securities, collaborative research and development and other revenues, issuance of convertible notes, product sales and the subsequent sales of our commercial assets, capital and operating lease transactions, accounts receivable factoring and equipment financing arrangements and investment income. In March 2007, we announced that our board of directors had authorized a stock repurchase program under Rule 10b-18 of the Securities Exchange Act of 1934, as amended, of up to $100 million of shares of our common stock in the open market and negotiated purchases over a period of 12 months. We repurchased an aggregate of 6.5 million shares of our common stock totaling $41.2 million prior to the close of the repurchase period on March 31, 2008.

Working capital was $14.8 million at March 31, 2009 compared to $23.3 million at December 31, 2008. Available cash, cash equivalents and short-term investments totaled $52.6 million as of March 31, 2009 compared to $80.7 million as of December 31, 2007. We primarily invest our cash in United States government and investment grade corporate debt securities.

On July 19, 2007, we purchased $5.0 million of commercial paper issued by Golden Key Ltd. The investment was highly-rated and within our investment policy at the time of purchase, but during the third quarter of 2007, large credit rating agencies downgraded the quality of this security. In addition, as a result of not meeting certain liquidity covenants, the assets were assigned to a trustee who established a committee of the largest senior credit holders to determine the next steps. Subsequently, Golden Key defaulted on its obligation to settle the security on the stated maturity date of October 10, 2007. Based on available information, we currently estimate that we will be able to recover approximately $1.6 million on this security. Accordingly, we adjusted the carrying value by recording an impairment loss of $0.1 million during the three months ended March 31, 2009. Further, liquidity in the capital markets has continued to be volatile. Accordingly, we may be exposed to additional impairment for this investment until it is fully recovered.

In April 2009, we received notification from the SEC that it had completed its investigation and will not recommend enforcement action against us relating to the previously disclosed SEC investigation in connection with the restatement of our financial statements as of and for the years ended December 31, 2002 and 2003 and for the first three quarters of 2004. As a result, in April 2009, we received $10.3 million from a restricted indemnity account which had been established in a trust account with Dorsey & Whitney LLP, counsel to our independent directors and to the Audit Committee of our Board of Directors, to support our indemnification obligations to continuing and departing directors in connection with the SEC investigation and related matters.

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

Operating Activities

Operating activities used cash of $22.8 million for the three months ended March 31, 2009, compared to $5.9 million for the same period in 2008. The cash used in operating activities for the three months ended March 31, 2009 includes $8.5 million of non-recurring litigation settlement payments to Rockefeller University and the Salk Institute.

The use of cash for the three months ended March 31, 2009 reflects a net loss of $5.1 million, adjusted by $2.4 million of gain from discontinued operations and $1.7 million of non-cash items to reconcile the net loss to net cash used in operations. These reconciling items primarily reflect the recognition of $0.8 million of stock-based compensation expense, depreciation of assets of $0.8 million, realized loss on investment of $0.1 million, non-cash lease costs of $0.3 million and the amortization of acquired intangible assets of $0.2 million, partially offset by the accretion of deferred gain on the sale leaseback of the building of $0.5 million. The use of cash during the three months ended March 31, 2009 is further impacted by changes in operating assets and liabilities due primarily to decreases in accounts payable and accrued liabilities of $3.9 million, a decrease in accrued litigation settlement costs of $8.5 million, an increase in accounts receivable, net of $2.7 million and a decrease in deferred revenue of $2.2 million partially offset by a decrease in other current assets of $0.8 million. Net cash used in operating activities of discontinued operations was $1.3 million for the three months ended March 31, 2009.

The use of cash for the three months ended March 31, 2008 reflects a net loss of $3.9 million, adjusted by $5.8 million of gain from discontinued operations and $6.1 million of non-cash items to reconcile the net loss to net cash used in operations. These reconciling items primarily reflect the recognition of $1.0 million of stock-based compensation expense, depreciation of assets of $0.3 million, realized loss on investment of $0.5 million, non-cash lease costs of $4.1 million and the write-off of assets of $0.7 million, partially offset by the accretion of deferred gain on the sale leaseback of the building of $0.5 million. The use of cash during the three months ended March 31, 2008 is further impacted by changes in operating assets and liabilities due primarily to decreases in accounts payable and accrued liabilities of $4.4 million partially offset by decreases in other current assets of $2.0 million. Net cash used in operating activities of discontinued operations was $3.5 million for the three months ended March 31, 2008.

Investing Activities

Investing activities provided cash of $3.9 million for the three months ended March 31, 2009, compared to $5.8 million of cash used in investing activities for the same 2008 period.

Cash provided by investing activities during the three months ended March 31, 2009 primarily reflects the net proceeds from the sale of short-term investments of $4.1 million partially offset by purchases of property and equipment of $0.2 million. Net cash provided by investing activities of discontinued operations was zero for the three months ended March 31, 2009.

Cash used in investing activities during the three months ended March 31, 2008 primarily reflects the net purchases of short-term investments of $13.6 million and $0.2 million of purchases of property and equipment. Net cash provided by investing activities of discontinued operations was $8.1 million for the three months ended March 31, 2008.

Financing Activities

Financing activities used cash of $3.6 million for the three months ended March 31, 2009, compared to $2.1 million for the same 2008 period.

Cash used for the three months ended March 31, 2009 primarily reflects payments under equipment financing obligations of $0.2 million and the repayment of debt of $3.4 million related to an equipment line of credit acquired from Pharmacopeia that was paid off in February 2009.

Cash used for the three months ended March 31, 2008 primarily reflects payments under equipment financing obligations of $0.5 million and repurchases of our common stock of $1.6 million.

None of the cash used in financing activities for the three months ended March 31, 2009 and 2008 relates to discontinued operations.

Other

As part of our alliances with GSK, Wyeth, Cephalon and Schering-Plough and our discovery collaboration agreement with BMS, we have received up-front cash payments and licenses to certain product candidates. In connection with these agreements, we are obligated to perform significant research and development activities over multiple years and as such, expect to incur significant costs performing such activities. The following table provides the period over which these research and development activities are to be provided, as well as the deferred revenue currently recorded for each agreement as of March 31, 2009:

Collaborative Agreement	Expiration of Initial Research Term	Deferred Revenue
2007 Schering-Plough Agreement	February 2012	$3,237
BMS Discovery Collaboration Agreement	December 2010	7,642
GSK Agreement	March 2011	5,578
Wyeth Agreement	December 2009	1,373
Cephalon Agreement	May 2009	196

Certain of our property and equipment is pledged as collateral under various equipment financing arrangements. As of March 31, 2009, $0.4 million was outstanding under such arrangements with $0.3 million classified as current. During January 2009, we paid off the remaining $3.4 million of financing obligations acquired from Pharmacopeia, Inc. in December 2008.

In connection with the acquisition of Pharmacopeia on December 23, 2008, Pharmacopeia security holders received a contingent value right that entitles them to an aggregate cash payment of $15.0 million under certain circumstances.

Leases and Off-Balance Sheet Arrangements

We lease our office and research facilities under agreements accounted for as operating leases with varying terms through November 2021. The agreements provide for increases in annual rents based on changes in the Consumer Price Index or fixed percentage increases ranging from 3% to 7%. Commencing January 2008, we also sublease a portion of our facilities through July 2015. The sublease agreement provides for a 3% increase in annual rents.

Contractual Obligations

As of March 31, 2009, future minimum payments due under our contractual obligations are as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Capital lease obligations (1)	$423	$368	$55	$—	$—
Operating lease obligations (2)	81,209	7,853	16,173	16,827	40,356
Consulting agreements	489	489	—	—	—
Co-promote termination liability (3)	—	—	—	—	—

Total contractual obligations	$82,121	$8,710	$16,228	$16,827	$40,356

(1) Includes interest payments as follows:	$21	$19	$2	$—	$—

(2)      We lease an office and research facility under an operating lease arrangement through July 2015. Commencing January 2008, we sublet this facility through July 2015. The sublease agreement provides for a 3% increase in annual rents. As of March 31, 2009, we expect to receive aggregate future minimum lease payments totaling $5.5 million (nondiscounted) over the duration of the sublease agreement as follows: less than one year, $0.8 million; one to three years, $1.7 million; three to five years, $1.8 million; and more than five years, $1.2 million.

(3)      Our co-promote termination obligation to Organon was assumed by King pursuant to the AVINZA Purchase Agreement. However, as Organon did not consent to the legal assignment of the obligation to King, we remain liable to Organon in the event of King’s default of the obligation. We have excluded payments under the co-promote termination liability from the table as amounts are expected to be reimbursed by King. As of March 31, 2009, the total estimated amount of the obligation is $58.0 million on an undiscounted basis.

As of March 31, 2009, we have net open purchase orders (defined as total open purchase orders at year end less any accruals or invoices charged to or amounts paid against such purchase orders) totaling approximately $4.9 million. We plan to spend approximately $0.8 million on capital expenditures during the remainder of 2009.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At March 31, 2009, our investment portfolio included fixed-income securities of $49.0 million. These securities are subject to interest rate risk and will decline in value if interest rates increase. However, due to the short duration of our investment portfolio, an immediate 10% change in interest rates is not expected to have a material impact on our financial condition, results of operations or cash flows. At March 31, 2009, we also have certain equipment financing arrangements with variable rates of interest. Due to the relative insignificance of such arrangements, however, an immediate 10% change in interest rates would have no material impact on our financial condition, results of operations, or cash flows. Declines in interest rates over time will, however, reduce our interest income, while increases in interest rates over time will increase our interest expense.

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

The SEC issued a formal order of private investigation dated September 7, 2005, to investigate the circumstances surrounding restatement of our consolidated financial statements for the years ended December 31, 2002 and 2003, and for the first three quarters of 2004. In April 2009, the Company received notification from the SEC that it had completed its investigation and is not recommending enforcement action against the Company at this time relating to the previously disclosed SEC investigation in connection with the restatement of the Company’s financial statements as of and for the years ended December 31, 2002 and 2003 and for the first three quarters of 2004. As a result, in April 2009, the Company received $10.4 million from a restricted indemnity account which had been established in a trust account with Dorsey & Whitney LLP, counsel to the Company’s independent directors and to the Audit Committee of the Company’s Board of Directors, to support the Company’s indemnification obligations to continuing and departing directors in connection with the SEC investigation and related matters.

We and Seragen, Inc., our subsidiary, were named parties to Sergio M. Oliver, et al. v. Boston University, et al., a shareholder class action filed on December 17, 1998 in the Court of Chancery in the State of Delaware. We and Seragen were dismissed from the action, but such dismissal is subject to appeal and we and Seragen may have possible indemnification obligations with respect to certain defendants. As of March 31, 2009, we have not accrued an indemnification obligation based on our assessment that our responsibility for any such obligation is not probable or estimable.

On March 4, 2008, Rockefeller filed suit in the United States District Court for the Southern District of New York, against us alleging, among other things, a breach by us of our September 30, 1992 license agreement with Rockefeller, as well as other causes of action for unjust enrichment, quantum meruit, specific performance to perform an audit and declaratory relief. In February 2009, we reached a settlement with Rockefeller whereby the parties resolved all disputes that have arisen between them, including Rockefeller’s primary claim relating to the development of PROMACTA as well our counterclaims. As part of the settlement, the parties executed mutual releases and agreed to jointly seek dismissal with prejudice of all claims, demands and causes of action, whether known or unknown, arising out of or based upon the license agreement, the ongoing litigation, PROMACTA, LGD-4665, and any other compound developed by us that was subject to the license agreement. We also agreed to pay Rockefeller $5.0 million immediately upon settlement, $1.0 million on or before February 10, 2010, $1.0 million on or before February 10, 2011, and 50% of any milestone payment and 5.88% to 7.0% of certain royalties, in each case received by us pursuant to an agreement with SmithKline Beecham Corporation (now known as GlaxoSmithKline) entered into on December 29, 1994. We also agreed to pay Rockefeller 1.5% of world-wide net sales of LGD-4665 as certain payments are received by us pursuant to our agreement with SmithKline Beecham Corporation entered into on December 17, 2008. As of March 31, 2009, we have recorded a liability of $2.0 million related to the settlement.

On October 10, 2008, we received notice that a putative class action complaint was filed in the Superior Court of New Jersey, Mercer County (Equity Division) by Allen Heilman, one of Phamacopeia’s stockholders, against Pharmacopeia, the members of its Board of Directors, us and two of our wholly owned subsidiaries. The complaint generally alleges that Pharmacopeia’s Board of Directors’ decision to enter into the proposed transaction with us on the terms contained in the proposed merger agreement constitutes a breach of fiduciary duty and gives rise to other unspecified state law claims. The complaint also alleges that we and two of our wholly owned subsidiaries aided and abetted Pharmacopeia’s Board of Directors’ breach of fiduciary duty. In addition, the complaint alleges that the named plaintiff will seek “equitable relief,” including among other things, an order preliminarily and permanently enjoining the proposed transaction. While we believe that neither Ligand nor Pharmacopeia engaged in any wrongful acts, in an effort to minimize the cost and expense of any litigation, in December 2008, we entered into a memorandum of understanding, or MOU, with the named plaintiff providing for the settlement of the lawsuit. Subject to court approval and further definitive documentation, the MOU provides a release and settlement by the purported class of all claims against Pharmacopeia, us, and our affiliates and agents in connection with the complaint. Pursuant to the MOU we have agreed not to oppose any fee application by plaintiffs’ counsel that does not exceed $0.2 million, which has been recorded as a liability at March 31, 2009.

In addition, from time to time we are subject to various lawsuits and claims with respect to matters arising out of the normal course of our business. Due to the uncertainty of the ultimate outcome of these matters, the impact on future financial results is not subject to reasonable estimates.

ITEM 1A.	RISK FACTORS

The following is a summary description of some of the many risks we face in our business including any risk factors as to which there may have been a material change from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2008. You should carefully review these risks in evaluating our business, including the businesses of our subsidiaries. You should also consider the other information described in this report.

We have marked with an asterisk (*) those risk factors that reflect substantive changes from the risk factors included in our previously filed Annual Report on Form 10-K for the year ended December 31, 2008.

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

In addition, our collaborators may develop drugs, either alone or with others that compete with the types of drugs they are developing with us. This would result in increased competition for our programs. If products are approved for marketing under our collaborative programs, revenues we receive will depend on the manufacturing, marketing and sales efforts of our collaborative partners, who generally retain commercialization rights under the collaborative agreements. Generally, our current collaborative partners also have the right to terminate their collaborations under specified circumstances. If any of our collaborative partners breach or terminate their agreements with us or otherwise fail to conduct their collaborative activities successfully, our product development under these agreements will be delayed or terminated. Disputes or litigation may also arise with our collaborators, including disputes or litigation over ownership rights to intellectual property, know-how or technologies developed with our collaborators. Such disputes or litigation could adversely affect our rights to one or more of our product candidates, including our PS433540 and PS178990 compounds. Any such dispute or litigation could delay, interrupt or terminate the collaborative research, development and commercialization of certain potential products, create uncertainty as to ownership rights of intellectual property, or could result in litigation or arbitration. The occurrence of any of these problems could be time-consuming and expensive and could adversely affect our business.

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

We were founded in 1987. We have incurred significant losses since our inception. As of March 31, 2009, our accumulated deficit was $684.7 million.

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

The past restatement of our consolidated financial statements increased the possibility of legal or administrative proceedings. Any future material weaknesses or deficiencies in our internal control over financial reporting could harm stockholder and business confidence on our financial reporting, our ability to obtain financing and other aspects of our business.*

We determined that our consolidated financial statements for the years ended December 31, 2002 and 2003, and for the first three quarters of 2004, as described in more detail in our 2004 Annual Report on Form 10-K, should be restated. As a result of the restatement, we became subject to a number of additional risks and uncertainties. While no material weaknesses were identified as of March 31, 2009, we cannot assure you that material weaknesses will not be identified in future periods. The existence of one or more material weakness or significant deficiency could result in errors in our consolidated financial statements. Substantial costs and resources may be required to rectify any internal control deficiencies. If we fail to achieve and maintain the adequacy of our internal controls in accordance with applicable standards, we may be unable to conclude on an ongoing basis that we have effective internal controls over financial reporting. If we cannot produce reliable financial reports, our business and financial condition could be harmed, investors could lose confidence in our reported financial information, or the market price of our stock could decline significantly. In addition, our ability to obtain additional financing to operate and expand our business, or obtain additional financing on favorable terms, could be materially and adversely affected, which, in turn, could materially and adversely affect our business, our financial condition and the market value of our securities. Moreover, our reputation with customers, lenders, investors, securities analysts and others may be adversely affected.

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

As previously disclosed, in connection with the AVINZA sale transaction, King assumed our obligation to make payments to Organon based on net sales of AVINZA (the fair value of which was $58.0 million as of March 31, 2009). As Organon did not consent to the legal assignment of the co-promote termination obligation from us to King, we remain liable to Organon in the event King defaults on this obligation. Any requirement to pay a material amount to Organon, could adversely affect our business and the price of our securities.

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

We may lose some or all of the value of some of our short-term investments.

We engage one or more third parties to manage some of our cash consistent with an investment policy that allows a range of investments and maturities. The investments are intended to maintain safety of principal while providing liquidity adequate to meet projected cash requirements. Risks of principal loss are to be minimized through diversified short and medium term investments of high quality, but the investments are not in every case guaranteed or fully insured. As a result of changes in the credit market, one of our short-term investments in commercial paper is in default. We intend to pursue collection efforts, but we might not recoup some or all of our investment in the commercial paper. In addition, from time to time we may suffer other losses on our short-term investment portfolio.

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

We expect to incur significant costs and commit significant management time integrating Pharmacopeia’s business operations, technology, development programs, products and personnel with those of ours. If we do not successfully integrate the business of Pharmacopeia, the expenditure of these costs will reduce our cash position

Impairment charges pertaining to goodwill, identifiable intangible assets or other long-lived assets from the merger with Pharmacopeia could have an adverse impact on our results of operations and the market value of our common stock.

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

ITEM 6.	EXHIBITS

Exhibit Number	Description

2.1(1)	Agreement and Plan of Merger, by and among the Company, Pharmacopeia, Inc., Margaux Acquisition Corp. and Latour Acquisition, LLC, dated as of September 24, 2008.

3.1(2)	Amended and Restated Certificate of Incorporation of the Company (Filed as Exhibit 3.1).

3.2(2)	Bylaws of the Company, as amended (Filed as Exhibit 3.3).

3.3(3)	Amended Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Company (Filed as Exhibit 3.3).

3.4(4)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company dated June 14, 2000 (Filed as Exhibit 3.5).

3.5(5)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company dated June 30, 2004 (Filed as Exhibit 3.6).

3.6(6)	Amendment of the Bylaws of the Company dated November 8, 2005 (Filed as Exhibit 3.1).

3.7(7)	Amendment of Bylaws of the Company dated December 4, 2007 (Filed as Exhibit 3.1).

4.1(8)	Specimen stock certificate for shares of Common Stock of the Company.

4.2(9)	Pledge Agreement dated November 26, 2002, between the Company and J.P. Morgan Trust Company, National Association (Filed as Exhibit 4.5).

4.3(9)	Control Agreement dated November 26, 2002, among the Company, J.P. Morgan Trust Company, National Association and JP Morgan Chase Bank (Filed as Exhibit 4.6).

4.4(10)	2006 Preferred Shares Rights Agreement, by and between the Company and Mellon Investor Services LLC, dated as of October 13, 2006 (Filed as Exhibit 4.1).

10.318 †	Settlement Agreement and Mutual Release, by and between the Company and The Rockefeller University, dated as of February 11, 2009, filed herewith.

10.319 †	Research and License Agreement, by and between the Company and Trevena, Inc., dated as of February 5, 2009, filed herewith.

10.320	Separation Agreement by and between the Company and Zofia Dziewanowska, by and between the Company and Dr. Dziewanowska, dated as of March 27, 2009, filed herewith.

31.1	Certification by Principal Executive Officer, Pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer, Pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted from this quarterly report and submitted separately to the Securities and Exchange Commission.

(1)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on September 26, 2008.

(2)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Registration Statement on Form S-4 (No. 333-58823) filed on July 9, 1998.

(3)	This exhibit was previously filed as part of and is hereby incorporated by reference to same numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 1999.

(4)	This exhibit was previously filed as part of, and are hereby incorporated by reference to the numbered exhibit filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

(5)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004.

(6)	This exhibit was previously filed as part of, and is being incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on November 14, 2005.

(7)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on December 6, 2007.

(8)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Registration Statement on Form S-1 (No. 33-47257) filed on April 16, 1992 as amended.

(9)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Registration Statement on Form S-3 (No. 333-102483) filed on January 13, 2003, as amended.

(10)	This exhibit was previously filed as part of, and is being incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on October 17, 2006.

LIGAND PHARMACEUTICALS INCORPORATED

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 11, 2009	By:	/s/ John P. Sharp
John P. Sharp
Vice President , Finance and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description

2.1(1)	Agreement and Plan of Merger, by and among the Company, Pharmacopeia, Inc., Margaux Acquisition Corp. and Latour Acquisition, LLC, dated as of September 24, 2008.

3.1(2)	Amended and Restated Certificate of Incorporation of the Company (Filed as Exhibit 3.1).

3.2(2)	Bylaws of the Company, as amended (Filed as Exhibit 3.3).

3.3(3)	Amended Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Company (Filed as Exhibit 3.3).

3.4(4)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company dated June 14, 2000 (Filed as Exhibit 3.5).

3.5(5)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company dated September 30, 2004 (Filed as Exhibit 3.6).

3.6(6)	Amendment of the Bylaws of the Company dated November 8, 2005 (Filed as Exhibit 3.1).

3.7(7)	Amendment of Bylaws of the Company dated December 4, 2007 (Filed as Exhibit 3.1).

4.1(8)	Specimen stock certificate for shares of Common Stock of the Company.

4.2(9)	Pledge Agreement dated November 26, 2002, between the Company and J.P. Morgan Trust Company, National Association (Filed as Exhibit 4.5).

4.3(9)	Control Agreement dated November 26, 2002, among the Company, J.P. Morgan Trust Company, National Association and JP Morgan Chase Bank (Filed as Exhibit 4.6).

4.4(10)	2006 Preferred Shares Rights Agreement, by and between the Company and Mellon Investor Services LLC, dated as of October 13, 2006 (Filed as Exhibit 4.1).

10.318 †	Settlement Agreement and Mutual Release, by and between the Company and The Rockefeller University, dated as of February 11, 2009, filed herewith.

10.319 †	Research and License Agreement, by and between the Company and Trevena, Inc., dated as of February 5, 2009, filed herewith.

10.320	Separation Agreement by and between the Company and Zofia Dziewanowska, by and between the Company and Dr. Dziewanowska, dated as of March 27, 2009, filed herewith.

31.1	Certification by Principal Executive Officer, Pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer, Pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted from this quarterly report and submitted separately to the Securities and Exchange Commission

(1)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on September 26, 2008.

(2)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Registration Statement on Form S-4 (No. 333-58823) filed on July 9, 1998.

(3)	This exhibit was previously filed as part of and is hereby incorporated by reference to same numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 1999.

(4)	This exhibit was previously filed as part of, and are hereby incorporated by reference to the numbered exhibit filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

(5)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004.

(6)	This exhibit was previously filed as part of, and is being incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on November 14, 2005.

(7)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on December 6, 2007.

(8)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Registration Statement on Form S-1 (No. 33-47257) filed on April 16, 1992 as amended.

(9)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Registration Statement on Form S-3 (No. 333-102483) filed on January 13, 2003, as amended.

(10)	This exhibit was previously filed as part of, and is being incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on October 17, 2006.