Form 10-Q
period 2009-06-30
LIGAND PHARMACEUTICALS INC
filed 2009-08-04
CIK 886163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One

☒ Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

or

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

As of July 30, 2009, the registrant had 113,005,265 shares of common stock outstanding.

LIGAND PHARMACEUTICALS INCORPORATED

QUARTERLY REPORT

FORM 10-Q

*	No information provided due to inapplicability of item.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

LIGAND PHARMACEUTICALS INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share data)

	June 30, 2009	December, 31 2008
ASSETS
Current assets:
Cash and cash equivalents	$3,549	$28,753
Short-term investments	51,961	51,918
Accounts receivable, net	1,050	—
Other current assets	1,392	2,300
Current portion of co-promote termination payments receivable	11,518	10,958

Total current assets	69,470	93,929
Restricted investments	1,341	1,341
Property and equipment, net	10,459	12,903
Goodwill and other identifiable intangible assets	1,659	5,375
Long-term portion of co-promote termination payments receivable	46,146	47,524
Restricted indemnity account	—	10,232
Other assets	101	144

Total assets	$129,176	$171,448

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$14,844	$14,627
Accrued liabilities	6,921	12,665
Allowances for loss on returns, rebates and chargebacks related to discontinued operations	1,275	9,590
Current portion of accrued litigation settlement costs	1,180	8,680
Current portion of deferred gain	1,964	1,964
Current portion of co-promote termination liability	11,518	10,958
Current portion of equipment financing obligations	241	1,829
Current portion of deferred revenue	10,259	10,301

Total current liabilities	48,202	70,614
Long-term portion of co-promote termination liability	46,146	47,524
Long-term portion of equipment financing obligations	25	2,178
Long-term portion of deferred revenue	8,421	16,819
Long-term portion of deferred gain	22,310	23,292
Other long-term liabilities	7,987	9,041

Total liabilities	133,091	169,468

Commitments and contingencies
Common stock subject to conditional redemption; 665,230 and 997,568 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	8,344	12,345
Stockholders’ deficit:
Convertible preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 118,938,900 and 118,562,748 shares issued at June 30, 2009 and December 31, 2008, respectively	119	119
Additional paid-in capital	716,049	711,195
Accumulated other comprehensive income	94	81
Accumulated deficit	(686,387)	(679,626)
Treasury stock, at cost; 6,607,905 shares at June 30, 2009 and December 31, 2008, respectively	(42,134)	(42,134)

Total stockholders’ deficit	(12,259)	(10,365)

	$129,176	$171,448

See accompanying notes.

LIGAND PHARMACEUTICALS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues:
Royalties	$2,006	$4,804	$4,736	$9,678
Collaborative research and development and other revenues	5,588	—	12,328	—

Total revenues	7,594	4,804	17,064	9,678

Operating costs and expenses:
Research and development	9,470	6,377	19,824	13,542
General and administrative	2,831	4,551	9,755	14,650
Write-off of acquired in-process research and development.	441	—	441	—

Total operating costs and expenses	12,742	10,928	30,020	28,192

Accretion of deferred gain on sale leaseback	(491)	(491)	(982)	(982)

Loss from operations	(4,657)	(5,633)	(11,974)	(17,532)

Other income (expense):
Interest income	120	543	260	1,478
Interest expense	(42)	(39)	(236)	(91)
Other, net	103	(790)	(7)	(1,272)

Total other income (expense), net	181	(286)	17	115

Loss before income taxes	(4,476)	(5,919)	(11,957)	(17,417)
Income tax benefit	—	1,030	—	2,811

Loss from continuing operations	(4,476)	(4,889)	(11,957)	(14,606)

Discontinued operations:
Gain (loss) on sale of AVINZA Product Line before income taxes	2,592	(1,156)	4,722	7,165
Gain (loss) on sale of Oncology Product Line before income taxes	216	(685)	451	230
Income tax benefit (expense) on discontinued operations	—	301	—	(3,151)

Discontinued operations	2,808	(1,540)	5,173	4,244

Net loss:	$(1,668)	$(6,429)	$(6,784)	$(10,362)

Basic and diluted per share amounts:
Loss from continuing operations	$(0.04)	$(0.05)	$(0.11)	$(0.15)
Discontinued operations	0.03	(0.02)	0.05	0.04

Net income (loss)	$(0.01)	$(0.07)	$(0.06)	$(0.11)

Weighted average number of common shares	113,147,714	95,055,718	113,132,893	95,051,672

See accompanying notes.

LIGAND PHARMACEUTICALS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	For the six months ended June 30,
	2009	2008
Operating activities
Net loss	$(6,784)	$(10,362)
Less: gain from discontinued operations	5,173	4,244

Loss from continuing operations	(11,957)	(14,606)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of deferred gain on sale leaseback	(982)	(982)
Amortization of acquired intangible assets	324	—
Depreciation and amortization of property and equipment	1,589	548
Non-cash lease costs	501	4,148
Non-cash development milestone revenue	(915)	—
Write-off of acquired in-process research and development	441	—
Loss (gain) on asset write-offs	(3)	639
Realized loss on investment	43	1,270
Stock-based compensation	1,700	1,847
Other	(4)	(13)
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable, net	(1,050)	—
Other current assets	908	2,634
Other long term assets	10,063	(108)
Accounts payable and accrued liabilities	(13,020)	(5,714)
Other liabilities	(1,569)	118
Deferred revenue	(4,106)	—

Net cash used in operating activities of continuing operations	(18,037)	(10,219)
Net cash used in operating activities of discontinued operations	(3,134)	(3,151)

Net cash used in operating activities	(21,171)	(13,370)
Investing activities
Purchases of property and equipment	(320)	(385)
Proceeds from sale of property and equipment and building	15	40
Purchases of short-term investments	(32,806)	(58,858)
Proceeds from sale of short-term investments	32,716	19,364
Other, net	37	(6)

Net cash provide by (used in) investing activities of continuing operations	(358)	(39,845)
Net cash provided by investing activities of discontinued operations	—	8,058

Net cash provided by (used in) investing activities	(358)	(31,787)
Financing activities
Principal payments on equipment financing obligations	(298)	(911)
Repayment of debt	(3,443)	—
Net proceeds from issuance of common stock	66	46
Repurchase of common stock	—	(1,613)

Net cash used in financing activities	(3,675)	(2,478)

Net decrease in cash and cash equivalents	(25,204)	(47,635)
Cash and cash equivalents at beginning of period	28,753	76,812

Cash and cash equivalents at end of period	$3,549	$29,177

See accompanying notes.

LIGAND PHARMACEUTICALS INCORPORATED

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

The accompanying condensed consolidated financial statements of Ligand Pharmaceuticals Incorporated (the “Company” or “Ligand”) were prepared in accordance with instructions for this Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 and, therefore, do not include all information necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the condensed consolidated financial statements, have been included. The results of operations and cash flows for the six months ended June 30, 2009 and 2008 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other future period. These statements should be read in conjunction with the consolidated financial statements and related notes, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

The Company’s and its partners’ products are in various stages of development. Potential products that are at early stages of development may not reach the market for a number of reasons. Prior to generating revenues from these products, the Company or its collaborative partners must complete the development of the products in the human health care market. No assurance can be given that: (1) product development efforts will be successful, (2) required regulatory approvals for any indication will be obtained, (3) any products, if introduced, will be capable of being produced in commercial quantities at reasonable costs, or (4) patient and physician acceptance of these products will be achieved. The Company faces risks common to companies whose products are in various stages of development. These risks include, among others, the Company’s need for additional financing to complete its research and development programs and commercialize its technologies. The Company has incurred significant losses since its inception. At June 30, 2009, the Company’s accumulated deficit was $686.4 million. Management expects that the Company will continue to incur substantial research and development expenses. As further discussed in Note 2, the Company sold its oncology product line (“Oncology”) on October 25, 2006 and its AVINZA product line (“AVINZA”) on February 26, 2007. The operating results for Oncology and AVINZA have been presented in the accompanying condensed consolidated financial statements as “Discontinued Operations.”

Principles of Consolidation

The condensed consolidated financial statements include the Company’s wholly owned subsidiaries, Ligand Pharmaceuticals International, Inc., Ligand Pharmaceuticals (Canada) Incorporated, Seragen, Inc. (“Seragen”), Nexus Equity VI LLC (“Nexus”) and Pharmacopeia LLC. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, including disclosure of contingent assets and liabilities, at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. The Company’s critical accounting policies are those that are both most important to the Company’s financial condition and results of operations and require the most difficult, subjective or complex judgments on the part of management in their application, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Because of the uncertainty of factors surrounding the estimates or judgments used in the preparation of the consolidated financial statements, actual results may materially vary from these estimates.

Income (Loss) Per Share

Net income (loss) per share is computed using the weighted average number of common shares outstanding. Basic and diluted income (loss) per share amounts are equivalent for the periods presented as the inclusion of potential common shares in the number of shares used for the diluted computation would be anti-dilutive to loss per share from continuing operations. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings Per Share, no potential common shares are included in the computation of any diluted per share amounts, including income (loss) per share from discontinued operations and net income (loss) per share, as the Company reported a loss from continuing operations for all periods presented. Potential common shares, the shares that would be issued upon the exercise of outstanding stock options and warrants and the vesting of restricted shares, were 5.8 million and 4.0 million at June 30, 2009 and 2008, respectively, and have been excluded from the computation of loss per share.

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

Under its amended and restated bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer’s or director’s serving in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has a directors and officers liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, management believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of June 30, 2009 and December 31, 2008.

Revenue Recognition

Royalties on sales of AVINZA and PROMACTA are recognized in the quarter reported by the respective partner. PROMACTA royalties are recorded net of amounts due to other parties.

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

The Company applies the provisions of FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes.” FIN 48 clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined in FIN 48 as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.

Accounting for Stock-Based Compensation

The Company applies the fair value recognition provisions of SFAS 123(R) using the modified prospective transition method to account for stock-based compensation. Under that transition method, compensation cost recognized in the three and six months ended June 30, 2009 and 2008 includes: (a) compensation cost for all stock-based awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all stock-based awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R).

Stock-based compensation expense for awards to employees and non-employee directors is recognized on a straight-line basis over the vesting period until the last tranche vests. Compensation cost for consultant awards is recognized over each separate tranche’s vesting period. The Company recognized compensation expense of $0.9 million and $1.7 million for the three and six months ended June 30, 2009, respectively, and $0.9 million and $1.8 million for the three and six months ended June 30, 2008, respectively, associated with option awards and restricted stock.

The fair-value for options that were awarded to employees and directors was estimated at the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Risk-free interest rate	2.6%	3.4%	2.1%	3.0%
Dividend yield	—	—	—	—
Expected volatility	73%	68%	74%	65%
Expected term	6.0 years	6.0 years	6.0 years	6.0 years

The expected term of the employee and non-employee director options is the estimated weighted-average period until exercise or cancellation of vested options (forfeited unvested options are not considered) based on historical experience. The expected term for consultant awards is the remaining period to contractual expiration.

Volatility is a measure of the expected amount of variability in the stock price over the expected life of an option expressed as a standard deviation. In selecting this assumption, management used the historical volatility of the Company’s stock price over a period approximating the expected term.

Stock Option Activity

The following is a summary of the Company’s stock option plan activity and related information:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2008	3,030,076	$6.55
Granted	1,588,850	2.65
Exercised	—	—
Forfeited	(258,600)	4.30
Cancelled	(135,232)	7.83

Balance at June 30, 2009	4,225,094	$5.18	7.09	$421

Exercisable at June 30, 2009	1,743,752	$7.81	4.54	$84
Options expected to vest as of June 30, 2009	3,988,093	$5.28	6.97	$392

The weighted-average grant-date fair value of all stock options granted during the six months ended June 30, 2009 was $1.68 per share. There were no options exercised during the six months ended June 30, 2009. As of June 30, 2009, there was $6.3 million of total unrecognized compensation cost related to nonvested stock options. That cost is expected to be recognized over a weighted-average period of 3.1 years.

On May 29, 2009, the Company’s stockholders approved the amendment and restatement of the Company’s 2002 Stock Incentive Plan (the “Amended 2002 Plan”). The Company’s 2002 Stock Incentive Plan was amended to (i) increase the number of shares available for issuance under the Amended 2002 Plan by 7,600,000 shares, (ii) revise the list of performance criteria that may be used by the compensation committee for purposes of granting awards under the Amended 2002 Plan that are intended to qualify as performance-based compensation under Section 162(m) of the Internal Revenue Code, as amended, and (iii) eliminate the automatic option grant program for non-employee directors, the director fee stock issuance program and the director fee option grant program, which programs have been superseded by the Company’s amended and restated Director Compensation Policy. As of June 30, 2009, 8.2 million shares were available for future option grants or direct issuance under the Amended 2002 Plan.

Restricted Stock Activity

Restricted stock activity for the six months ended June 30, 2009 is as follows:

	Shares	Weighted- Average Grant Date Stock Price
Nonvested at December 31, 2008	598,672	$5.14
Granted	304,460	2.72
Vested	(268,246)	6.52
Forfeited	(71,129)	3.64

Nonvested at June 30, 2009	563,757	$3.37

The weighted-average grant-date fair value of restricted stock granted during the six months ended June 30, 2009 was $2.72 per share. As of June 30, 2009, there was $1.4 million of total unrecognized compensation cost related to nonvested restricted stock. That cost is expected to be recognized over a weighted-average period of 1.9 years.

Employee Stock Purchase Plan

On May 29, 2009, the Company’s stockholders approved the amendment and restatement of the Company’s Employee Stock Purchase Plan (the “Amended ESPP”). The Amended ESPP was amended to (a) increase the number of shares authorized for issuance under the Employee Stock Purchase Plan by 800,000, (b) extend the term of the Employee Stock Purchase Plan until June 2019, (c) reduce the length of offering periods from twenty-four months to six months and reduce the number of purchase intervals during each offering period from eight to one, (d) eliminate the requirement that an employee have at least three months of employment as a condition to his or her eligibility to participate in the Amended ESPP, (e) provide that a participant will be eligible to purchase up to 7,500 shares of Ligand common stock during each offering period, but in no event may a participant purchase more than 7,500 shares of common stock during any calendar year, and (f) update the plan to conform it to recently issued Treasury Regulations applicable to employee stock purchase plans.

The Amended ESPP allows employees to purchase a limited amount of common stock at the end of each six month period at a price equal to 85% of the lesser of fair market value on either the start date of the period or the last trading day of the period (the “Lookback Provision”). The 15% discount and the Lookback Provision make the Amended ESPP compensatory under SFAS 123(R). There were 35,802 shares of common stock issued under the Amended ESPP during the six months ended June 30, 2009, resulting in a compensation expense of $23,000. There were 20,579 shares of common stock issued under the Amended ESPP during the six months ended June 30, 2008, resulting in a compensation expense of $14,000. As of June 30, 2009, 811,589 shares were available for future purchases under the Amended ESPP.

Warrants

As of June 30, 2009, warrants to purchase 867,637 shares of the Company’s common stock were outstanding with an exercise price of $8.59 per share and warrants to purchase 105,554 shares of the Company’s common stock were outstanding with an exercise price of $9.47 per share. The warrants were assumed in the acquisition of Pharmacopeia, Inc. and expire in April 2012 and March 2011, respectively.

Share Repurchases

In March 2007, the Company’s Board of Directors authorized up to $100.0 million in share repurchases over the subsequent 12 months. The Company repurchased an aggregate of 6.5 million shares of its common stock totaling $41.2 million prior to the expiration of the repurchase period on March 31, 2008.

Cash, Cash Equivalents and Short-term Investments

Cash and cash equivalents consist of cash and highly liquid securities with maturities at the date of acquisition of three months or less. The following table summarizes the various investment categories at June 30, 2009 and December 31, 2008 (in thousands):

	Cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
June 30, 2009
U.S. government securities	$32,468	$64	$(3)	$32,529
Certificates of deposit	7,370	—	(2)	7,368
Corporate obligations	11,998	88	(22)	12,064

	51,836	152	(27)	51,961
Certificates of deposit - restricted	1,341	—	—	1,341

	$53,177	$152	$(27)	$53,302

December 31, 2008
U.S. government securities	$50,174	$81	$—	$50,255
Corporate obligations	1,663	—	—	1,663

	51,837	81	—	51,918
Certificates of deposit - restricted	1,341	—	—	1,341

	$53,178	$81	$—	$53,259

In July 2007, the Company purchased $5.0 million of commercial paper issued by Golden Key Ltd. The investment was highly-rated and within the Company’s investment policy at the time of purchase, but during the third quarter of 2007, large credit rating agencies downgraded the quality of this security. In addition, as a result of not meeting certain liquidity covenants, the assets of Golden Key Ltd. were assigned to a trustee who established a committee of the largest senior credit holders to determine the next steps. Subsequently, Golden Key Ltd. defaulted on its obligation to settle the security on the stated maturity date of October 10, 2007. Based on available information, management estimated that it would be able to recover approximately $1.6 million and $1.7 million of this investment as of June 30, 2009 and December 31, 2008, respectively. As a result of ongoing volatility in the liquidity of the capital markets, the Company may be exposed to additional impairment for this investment until it is fully recovered or disposed of.

Other Current Assets

Other current assets consist of the following (in thousands):

	June 30, 2009	December 31, 2008
Income taxes receivable	$—	$817
Prepaid expenses	861	1,147
Other receivables	531	325
Other	—	11

	$1,392	$2,300

Property and Equipment

Property and equipment is stated at cost and consists of the following (in thousands):

	June 30, 2009	December 31, 2008
Equipment and leasehold improvements	$54,358	$54,664
Less accumulated depreciation and amortization	(43,899)	(41,761)

	$10,459	$12,903

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

Goodwill and Other Identifiable Intangible Assets

Goodwill and other identifiable intangible assets consist of the following (in thousands):

	June 30, 2009	December 31, 2008
Collaborative research and development with Schering-Plough	$1,659	$2,000
Goodwill	—	3,375

	$1,659	$5,375

The collaborative research and development with Schering-Plough is being amortized on a straight-line basis over a period of three years. During the three and six months ended June 30, 2009, the Company recorded $0.2 million and $0.3 million, respectively, of amortization expense. Additionally, during the three months ended March 31, 2009, the Company adjusted its preliminary purchase price allocation for Pharmacopeia, which resulted in an increase in transaction costs of $0.3 million and decreases in property and equipment of $1.1 million, liabilities assumed of $4.4 million and goodwill of $3.0 million. During the three months ended June 30, 2009, the Company further adjusted its purchase price allocation for Pharmacopeia, which resulted in an increase in in-process research and development of $0.4 million and decreases in property and equipment of $0.1 million, acquired intangible assets of $17,000 and goodwill of $0.3 million.

Impairment of Long-Lived Assets

Management reviews long-lived assets for impairment annually or whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value for the Company’s long-lived assets is determined using the expected cash flows discounted at a rate commensurate with the risk involved. During the six months ended June 30, 2008, the Company recorded an impairment charge of $0.7 million to general and administrative expense as a result of vacating a building in February 2008. As of June 30, 2009, management believes that the future cash flows to be received from its long-lived assets will exceed the assets’ carrying value.

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	June 30, 2009	December 31, 2008
Warrant liability	$655	$670
Compensation	2,071	2,686
Legal	368	4,166
Restructuring costs	141	848
Other	3,686	4,295

	$6,921	$12,665

The following summarizes the activity in the allowances for loss on returns, rebates and charge-backs related to discontinued operations for the six months ended June 30, 2009 (in thousands):

	Charge-backs and Rebates	Returns	Total
Balance at December 31, 2008	$508	$9,082	$9,590
AVINZA Transaction Provision (1)	(35)	(4,730)	(4,765)
Oncology Transaction Provision (2)	(35)	(587)	(622)
Payments	(227)	—	(227)
Charges	—	(2,701)	(2,701)

Balance at June 30, 2009	$211	$1,064	$1,275

(1)	The AVINZA transaction provision amounts represent changes in the estimates of the accruals for rebates, chargebacks and returns recorded in connection with the sale of the AVINZA product line.

(2)	The Oncology transaction provision amounts represent changes in the estimates of the accruals for rebates, chargebacks and returns recorded in connection with the sale of the Oncology product line.

Comprehensive Income (loss)

Comprehensive income (loss) represents net income (loss) adjusted for the change during the periods presented in unrealized gains and losses on available-for-sale securities less reclassification adjustments for realized gains or losses included in net income (loss). Comprehensive income (loss) is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net loss as reported	$(1,668)	$(6,429)	$(6,784)	$(10,362)
Unrealized net gain (loss) on available-for-sale securities	83	15	13	(37)

Comprehensive loss	$(1,585)	$(6,414)	$(6,771)	$(10,399)

Recently Adopted Accounting Pronouncements

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

2. Discontinued Operations

Oncology Product Line

On September 7, 2006, the Company, Eisai Inc., a Delaware corporation and Eisai Co., Ltd., a Japanese company (together with Eisai Inc., “Eisai”), entered into a purchase agreement (the “Oncology Purchase Agreement”) pursuant to which Eisai agreed to acquire all of the Company’s worldwide rights in and to the Company’s oncology products, including, among other things, all related inventory, equipment, records and intellectual property, and assume certain liabilities as set forth in the Oncology Purchase Agreement. The Oncology product line included the Company’s four marketed oncology drugs: ONTAK, Targretin capsules, Targretin gel and Panretin gel. For the three and six months ended June 30, 2009, the Company recorded pre-tax gains of $0.2 million and $0.5 million, respectively, due to subsequent changes in certain estimates of assets and liabilities recorded as of the sale date. For the three and six months ended June 30, 2008, the Company recorded a pre-tax loss of $0.7 million and a pre-tax gain of $0.2 million, respectively.

Prior to the Oncology sale, the Company recorded accruals for rebates, chargebacks, and other discounts related to Oncology products when product sales were recognized as revenue under the sell-through method. Upon the Oncology sale, the Company accrued for rebates, chargebacks, and other discounts related to Oncology products in the distribution channel which had not sold-through at the time of the Oncology sale and for which the Company retained the liability subsequent to the sale. These products expired at various dates through July 31, 2008. The Company’s accruals for Oncology rebates, chargebacks, and other discounts total $0.2 million and $0.4 million as of June 30, 2009 and December 31, 2008, respectively.

Additionally, and pursuant to the terms of the Oncology Purchase Agreement, the Company retained the liability for returns of product from wholesalers that had been sold by the Company prior to the close of the transaction. Accordingly, as part of the accounting for the gain on the sale of the Oncology Product Line, the Company recorded a reserve for Oncology product returns. Under the sell-through revenue recognition method, the Company previously did not record a reserve for returns from wholesalers. Oncology products sold by the Company may be returned through a specified period subsequent to the product expiration date, but no later than July 31, 2009. The Company’s reserve for Oncology returns is $37,000 and $0.9 million as of June 30, 2009 and December 31, 2008, respectively.

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

Prior to the AVINZA sale, the Company recorded accruals for rebates, chargebacks, and other discounts related to AVINZA products when product sales were recognized as revenue under the sell-through method. Upon the AVINZA sale, the Company accrued for rebates, chargebacks, and other discounts related to AVINZA products in the distribution channel which had not sold-through at the time of the AVINZA sale and for which the Company retained the liability subsequent to the sale. These products expire at various dates through June 30, 2009. The Company’s accruals for AVINZA rebates, chargebacks, and other discounts total $23,000 and $0.1 million as of June 30, 2009 and December 31, 2008, respectively.

Additionally, and pursuant to the terms of the AVINZA Purchase Agreement, the Company retained the liability for returns of product from wholesalers that had been sold by the Company prior to the close of the transaction. Accordingly, as part of the accounting for the gain on the sale of AVINZA, the Company recorded a reserve for AVINZA product returns. AVINZA products sold by the Company may be returned through a specified period subsequent to the product expiration date, but no later than December 31, 2009. Under the sell-through revenue recognition method, the Company previously did not record a reserve for returns from wholesalers. The Company’s reserve for AVINZA returns is $0.9 million and $8.2 million as of June 30, 2009 and December 31, 2008, respectively.

3. Financial Instruments

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including available-for-sale fixed income and equity securities and other equity securities. The fair value of these certain financial assets and liabilities was determined using the following inputs at June 30, 2009:

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Fixed income available-for-sale securities	$51,961	$50,341	$1,620	$—

Total assets	51,961	50,341	1,620	—

Liabilities:
Warrant liability	655	—	—	655

Total liabilities	$655	$—	$—	$655

The Company’s short-term investments are fixed income available-for-sale securities and include U.S. Government Notes, Corporate Notes and Corporate Discount Commercial Paper. The fair value of the Company’s short-term investments are determined using quoted market prices in active markets. The fair value of the warrant liability is determined using the Black-Scholes option-pricing model, which uses certain significant observable inputs, including stock price (quoted market prices in active market), warrant exercise price (defined in warrant agreement), expected life of warrant (defined in warrant agreement), dividend yields (determined by the Company), and risk-free interest rate (quoted market prices based on expected life assumption).

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

On February 26, 2007, the Company consummated its agreement with King pursuant to which King acquired all of the Company’s rights in and to AVINZA, assumed certain liabilities, and reimbursed the Company the $47.8 million previously paid to Organon (comprised of the $37.8 million paid in October 2006 and the $10.0 million that the Company paid in January 2007). King also assumed the Company’s co-promote termination obligation to make payments to Organon based on net sales of AVINZA. In connection with King’s purchase of AVINZA, Organon did not consent to the legal assignment of the co-promote termination obligation to King. Accordingly, the Company remains liable to Organon in the event of King’s default of the obligation. Therefore, the Company recorded an asset as of February 26, 2007 to recognize King’s assumption of the obligation, while continuing to carry the co-promote termination liability in the Company’s consolidated financial statements to recognize the Company’s legal obligation as primary obligor to Organon as required under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This asset represents a non-interest bearing receivable for future payments to be made by King and is recorded at its fair value based on management’s estimate of future sales of AVINZA. As of June 30, 2009 and thereafter, the receivable and liability will remain equal and adjusted each quarter for changes in the estimated fair value of the obligation including for any changes in the estimate of future net AVINZA product sales. This receivable will be assessed on a quarterly basis for impairment (e.g., in the event King defaults on the assumed obligation to pay Organon). As of June 30, 2009 and December 31, 2008, the fair value of the co-promote termination liability (and the corresponding receivable) was determined using a discount rate of 15%.

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

A summary of the co-promote termination liability as of June 30, 2009 is as follows (in thousands):

Net present value of payments based on estimated future net AVINZA product sales as of December 31, 2008	$58,482
Assumed payments made by King or assignee	(4,647)
June 30, 2009 fair value adjustment of estimated future payments based on estimated future net AVINZA product sales	3,829

Total co-promote termination liability as of June 30, 2009	57,664
Less: current portion of co-promote termination liability as of June 30, 2009	(11,518)

Long-term portion of co-promote termination liability as of June 30, 2009	$46,146

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

The Company also leases an office and research facility in San Diego, California under an operating lease arrangement through July 2015. Commencing January 2008, the Company sublet this facility through July 2015 and fully vacated this facility in February 2008. The lease agreement provides for increases in annual rents based on changes in the Consumer Price Index or fixed percentage increases ranging from 3% to 7%. The sublease agreement provides for a 3% increase in annual rents. As of June 30, 2009, the Company expects to receive aggregate future minimum lease payments totaling $5.3 million (nondiscounted) over the duration of the sublease agreement. In accordance with SFAS No. 146 (As Amended) “Accounting for Costs Associated with Exit or Disposal Activities,” the Company recorded a net charge to operating expenses of $4.3 million for exit costs when it fully ceased use of this facility in the first quarter of 2008. The net charge consisted of a $6.5 million charge for future rent payments offset by a $2.3 million reversal of deferred rent. As of June 30, 2009 and December 31, 2008, $4.7 million and $5.0 million, respectively, has been recorded as a liability for these exit costs on the condensed consolidated balance sheets.

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

On March 4, 2008, The Rockefeller University (Rockefeller) filed suit against the Company alleging, among other things, a breach by the Company of their September 30, 1992 license agreement with Rockefeller, as well as other causes of action for unjust enrichment, quantum meruit, specific performance to perform an audit and declaratory relief. In February 2009, the Company reached a settlement with Rockefeller whereby the parties resolved all disputes that have arisen between them, including Rockefeller’s primary claim relating to the development of PROMACTA as well the Company’s counterclaims. As part of the settlement, the parties executed mutual releases and agreed to jointly seek dismissal with prejudice of all claims, demands and causes of action, whether known or unknown, arising out of or based upon the license agreement, the ongoing litigation, PROMACTA, LGD-4665, and any other compound developed by the Company that was subject to the license agreement. The Company also agreed to pay Rockefeller $5.0 million immediately upon settlement, $1.0 million on or before February 10, 2010, $1.0 million on or before February 10, 2011, and 50% of any milestone payment and 5.88% to 7.0% of certain royalties, in each case received by the Company pursuant to an agreement with SmithKline Beecham Corporation (now known as GlaxoSmithKline) entered into on December 29, 1994. The Company also agreed to pay Rockefeller 1.5% of world-wide net sales of LGD-4665 as certain payments are received by the Company pursuant to its agreement with SmithKline Beecham Corporation entered into on December 17, 2008. As of June 30, 2009, the Company has recorded a liability of $2.0 million related to the settlement.

On October 10, 2008, the Company received notice that a putative class action complaint was filed in the Superior Court of New Jersey, Mercer County (Equity Division) by Allen Heilman, one of Phamacopeia’s stockholders, against Pharmacopeia, the members of its Board of Directors, Ligand and two of Ligand’s wholly owned subsidiaries. The complaint generally alleges that Pharmacopeia’s Board of Directors’ decision to enter into the proposed transaction with Ligand on the terms contained in the proposed merger agreement constitutes a breach of fiduciary duty and gives rise to other unspecified state law claims. The complaint also alleges that Ligand and two of Ligand’s wholly owned subsidiaries aided and abetted Pharmacopeia’s Board of Directors’ breach of fiduciary duty. In addition, the complaint alleges that the named plaintiff will seek “equitable relief,” including among other things, an order preliminarily and permanently enjoining the proposed transaction. While management believes that neither Ligand nor Pharmacopeia engaged in any wrongful acts, in an effort to minimize the cost and expense of any litigation, the parties have entered into a stipulation of settlement, pursuant to which Pharmacopeia agreed to make certain additional disclosures in its SEC Form 14d-9 and not oppose a fee award to plaintiffs’ attorneys of up to

$180,000, which is included in current portion of accrued litigation settlement costs at June 30, 2009. That stipulation of settlement has been submitted to the court for preliminary approval. On July 29, 2009, the court preliminarily approved the settlement and set October 20, 2009 as the date for a hearing on final approval.

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

During the three months ended March 31, 2009, the Company adjusted its purchase price allocation for Pharmacopeia, which resulted in an increase in transaction costs of $0.3 million and decreases in property and equipment of $1.1 million, liabilities assumed of $4.4 million and goodwill of $3.0 million. During the three months ended June 30, 2009, the Company further adjusted its purchase price allocation for Pharmacopeia, which resulted in an increase in in-process research and development of $0.4 million and decreases in property and equipment of $0.1 million, acquired intangible assets of $15,000 and goodwill of $0.3 million. The components of the final purchase price allocation for Pharmacopeia are as follows:

Purchase Consideration:
(in thousands)
Fair value of common stock issued to Pharmacopeia shareholders	$56,439
Cash paid to Pharmacopeia shareholders	9,337
Transaction costs	4,558

Total purchase consideration	$70,334

Allocation of Purchase Price:
(in thousands)
Cash acquired	$17,754
Other current assets	1,390
Property and equipment	10,329
Acquired intangible assets	1,985
In-process research and development	72,441
Other assets	144
Liabilities assumed	(33,709)

$70,334

8. Warrant Liability

In connection with the acquisition of Pharmacopeia, the Company assumed approximately 867,637 warrants (as adjusted as a result of the merger from the original 1,450,000) to purchase its common stock. Under EITF 00-19, to qualify as permanent equity, an equity derivative must permit the issuer to settle in unregistered shares. Under securities law, if the warrants were issued in connection with a public offering and have a cash settlement feature at the holder’s option, a company does not have the ability to settle in unregistered shares. Therefore, the warrants cannot be classified as permanent equity and are instead classified as a liability. The warrants issued as part of Pharmacopeia’s equity financing in October 2006 meet this criteria, and have been recorded as a liability in the accompanying balance sheet. The fair value of the warrants is remeasured at each reporting date until the warrants are exercised or have expired. Changes in the fair value of the warrants are reported in the statement of operations as income (decreases) or expense (increases). At June 30, 2009 and December 31, 2008, the fair value of the warrants was approximately $0.7 million and included in accrued liabilities.

The fair value of the warrants was calculated using the Black-Scholes option-pricing model with the following assumptions at June 30, 2009 and December 31, 2008:

	June 30, 2009	December 31, 2008
Risk-free interest rate	1.6%	1.0%
Dividend yield	—	—
Expected volatility	83%	78%
Expected term	2.8 years	3.3 years

9. Note Payable

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

10. Common Stock Subject to Conditional Redemption

During the three months ended March 31, 2009, the Company earned a milestone from Pfizer, Inc. (Pfizer). In April 2009, pursuant to the Company’s 1991 research agreement and 1996 settlement agreement with Pfizer, Pfizer elected to pay the milestone by returning 323,338 shares of stock it owns in the Company, which at the date the milestone was earned had a market value of $0.9 million. Ligand retired the tendered shares in May 2009. The difference between the fair value of the shares tendered and the carrying value of such shares based on the contractual exchange ratio, approximately $3.1 million, was credited to additional paid-in capital. The Company is entitled to royalties on future sales from Pfizer, which pursuant to the 1996 settlement agreement, Pfizer may elect to pay by returning up to 665,230 shares of stock it owns in Ligand.

11. Subsequent Event

On July 29, 2009, the Company and N.V. Organon, which was acquired by Schering-Plough in November 2007, mutually agreed to terminate the research collaboration under their collaboration and license agreement pursuant to which the parties agreed to work collaboratively to discover, develop and commercialize therapeutic products across a broad range of indications. As a result of the termination, Organon will continue to fund research collaboration activities on those targets currently under investigation through December 2009, and the Company is eligible to receive potential milestone payments and royalties under certain circumstances.

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

On December 23, 2008, we acquired all of the outstanding common shares of Pharmacopeia, Inc., or Pharmacopeia. As consideration, we issued 18.0 million shares of our common stock to Pharmacopeia stockholders, or 0.5985 shares for each outstanding Pharmacopeia share, as well as approximately $9.3 million in cash. Security holders of Pharmacopeia also received contingent value rights, under which they could receive an aggregate cash payment of $15.0 million under certain circumstances. Pharmacopeia was a clinical development stage biopharmaceutical company dedicated to discovering and developing novel small molecule therapeutics to address significant medical needs. Pharmacopeia’s strategy was to retain the rights to product candidates at least to clinical validation, and to continue with (i) development on its own New Drug Application, or NDA, filings and (ii) commercialization for selected indications. Pharmacopeia had a broad portfolio of clinical and preclinical candidates under development internally or by partners.

Our business strategy includes targeted internal drug research and early-stage development capabilities. We also have research and development collaborations for our product candidates with numerous global pharmaceutical companies. We aim to create value for shareholders by advancing our internally developed programs, typically through early clinical development, and then entering licensing agreements with larger pharmaceutical and biotechnology companies with substantially greater development and commercialization infrastructure. In addition to advancing our R&D programs, we expect to collect licensing fees and royalties from existing and future license agreements. We aim to build a profitable company by generating income from our corporate licenses.

We currently receive royalty revenues from King Pharmaceuticals, or King, and GlaxoSmithKline, or GSK. In February 2007, we completed the sale of our AVINZA product line to King. As a result of the sale, we received the right to future royalties on the net sales of AVINZA through 2017. Through October 2008, we received a 15% royalty on AVINZA net sales. Subsequent royalty payments are to be based upon calendar year net sales, recognized on a quarterly basis. If calendar year net sales are less than $200.0 million, the royalty payment due will be 5% of all net sales. If calendar year net sales are greater than $200.0 million, the royalty payment due will be 10% of all net sales less than $250.0 million, plus 15% of net sales greater than $250.0 million.

In November 2008, the U.S. Food and Drug Administration, or FDA, granted approval of GSK’s PROMACTA for the treatment of thrombocytopenia in patients with chronic immune (idiopathic) thrombocytopenic purpura, or ITP, who have had an insufficient response to corticosteroids, immunoglobulins or splenectomy. PROMACTA is the first oral thrombopoietin, or TPO, receptor agonist therapy for the treatment of adult patients with chronic ITP. As a result of the FDA’s approval of PROMACTA, we are entitled to receive tiered royalties on annual net sales of PROMACTA. As part of a settlement agreement and mutual release we entered into on February 11, 2009 with The Rockefeller University, or Rockefeller, we agreed to pay a share of such royalties to Rockefeller. Accordingly, after paying Rockefeller, we are entitled to retain tiered royalties in the range of 4.7%-9.3% on annual net sales of PROMACTA.

In March 2009, Pfizer received approval from the European Commission (EC) for FABLYN® (lasofoxifene) Tablets, a selective estrogen receptor modulator (SERM) for the treatment of osteoporosis in post-menopausal women at increased risk of fracture. As a result, we earned a milestone which, pursuant to our 1991 research agreement and 1996 settlement agreement with Pfizer, Pfizer elected to pay by returning 323,338 shares of stock it owns in Ligand, which at the date the milestone was earned had a market value of $0.9 million. We are entitled to royalties from Pfizer on future sales, which pursuant to the 1996 settlement agreement, Pfizer may elect to pay by returning up to 665,230 shares of stock it owns in Ligand. Pfizer also submitted an NDA for osteoporosis treatment in December 2007. In September 2008, the FDA Advisory Committee voted 9-3 in favor of approval of this drug and in January 2009, Pfizer received a complete response letter from the FDA requesting additional information for FABLYN. Pfizer is reviewing the letter and intends to work with the FDA to determine the appropriate next steps regarding its application. Pfizer has also submitted NDAs for osteoporosis prevention and vaginal atrophy, and the FDA issued non-approvable letters for both NDAs. Under the terms of our agreement with Pfizer, we are entitled to receive royalty payments equal to 6% of worldwide net sales of lasofoxifene for any indication. We previously sold to Royalty Pharma AG, or Royalty Pharma, the rights to 3% of net sales of lasofoxifene for a period of ten years following the first commercial sale of lasofoxifene. Accordingly, after paying Royalty Pharma, we are entitled to retain approximately 3% of worldwide net annual sales of lasofoxifene.

We also have the potential to receive near-term royalties on product candidates resulting from our research and development collaboration arrangements with third party pharmaceutical companies if and when any such product candidate is ultimately approved by the FDA and successfully marketed. Our near-term product candidates are discussed below.

In addition to the approval granted for GSK’s PROMACTA for the treatment of thrombocytopenia in patients with chronic ITP, the compound is also being studied for thrombocytopenia associated with chronic hepatitis C virus, chronic liver disease and oncology-related thrombocytopenia. Two large Phase III studies in patients with hepatitis C and one Phase III study in patients with chronic liver disease are ongoing and the trial results are expected over the next two years. These are substantial near-term market opportunities for eltrombopag. In December 2008, GSK submitted a marketing authorization application in the EU and international for Revolade (Eltrombopag) for the treatment of thrombocytopenia in patients with chronic immune (idiopathic) thrombocytopenic purpura, or ITP.

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

Wyeth is also developing bazedoxifene in combination with PREMARIN (Aprela) for the treatment of moderate to severe menopausal vasomotor symptoms, such as hot flashes and night sweats, and for the prevention of post-

menopausal osteoporosis. Two Phase III studies with bazedoxifene/conjugated estrogens (Aprela), showed reduced number and severity of hot flashes in symptomatic postmenopausal women by up to 80 percent, when compared with placebo. Wyeth expects to file an initial NDA no earlier than the first half of 2010.

We previously sold to Royalty Pharma the rights to a total of 3.0% of net sales of bazedoxifene for a period of ten years following the first commercial sale of each product. After giving effect to the royalty sale, we will receive 0.5% of the first $400.0 million in net annual sales. If net annual sales are between $400.0 million and $1.0 billion, we will receive a net royalty of 1.5% on the portion of net sales between $400.0 million and $1.0 billion, and if annual sales exceed $1.0 billion, we will receive a net royalty of 2.5% on the portion of net sales exceeding $1.0 billion. Additionally, the royalty owed to Royalty Pharma may be reduced by one third if net product sales exceed certain thresholds across all indications.

In December 2008, we entered into an exclusive, worldwide license agreement with SmithKline Beecham Corporation, doing business as GSK. Pursuant to the terms of the GSK agreement, we granted GSK the exclusive right to develop, manufacture and commercialize our LGD-4665 product candidate, as well as all other TPO-related molecules discovered by us. Under the terms of the GSK agreement, GSK paid us $5.0 million as an upfront license fee and agreed to pay us up to $158.0 million in development and commercial milestones and a royalty on net sales. In the first year of sales, royalties will be one-half of the regular royalty rate. GSK will direct all product development and commercialization and will be responsible for all costs going forward for development, patent maintenance and prosecution, and commercialization. The term of the license agreement expires ten years from the date of first commercial sale of the first licensed product in any country worldwide or until the expiration of the last licensed patent with a valid claim, whichever term is longer, although some obligations survive termination. Prior to the expiration of the license agreement, GSK has the right to terminate the agreement upon a specified number of days notice and we may not terminate the agreement unless GSK provides its prior written consent. Any such termination will not relieve the terminating party from obligations that have accrued prior to such termination or that expressly survive such termination. No termination will require us to refund to GSK any or all payments made to us by GSK under the agreement. In the event that a party is in breach of any of its material obligations under the license agreement, the other party will have the right to seek damages and such other remedies as may be available to it.

Results of Operations

Total revenues for the three and six months ended June 30, 2009 were $7.6 million and $17.1 million, respectively, compared to $4.8 million and $9.7 million for the same 2008 periods. Our loss from continuing operations for the three and six months ended June 30, 2009 was $4.5 million and $12.0 million, respectively, compared to $4.9 million and $14.6 million for the same 2008 periods.

Royalty Revenue

Royalty revenues were $2.0 million and $4.7 million for the three and six months ended June 30, 2009, respectively, compared to $4.8 million and $9.7 million for the same periods in 2008. The decreases in royalty revenues of $2.8 million and $5.0 million, respectively, for the three and six months ended June 30, 2009, compared to the same periods in 2008, are primarily due to a reduction in the contractual royalty rate from 15% to 5% under our agreement with King for AVINZA sales, partially offset by PROMACTA royalties.

Collaborative Research and Development and Other Revenues

We recorded collaborative research and development and other revenues of $5.6 million and $12.3 million for the three and six months ended June 30, 2009, respectively, compared to zero for the same periods in 2008. The increase of $5.6 million for the three months ended June 30, 2009, compared to the same period in 2008, is primarily due to a $0.9 million in license and milestone payments as well as $4.7 million in collaboration revenues resulting from agreements acquired from Pharmacopeia. The increase of $12.3 million for the six months ended June 30, 2009, compared to the same period in 2008, is primarily due to $3.3 million of milestones earned from GlaxoSmithKline, Pfizer, Schering-Plough and Wyeth, a $0.4 million license payment and $8.6 million in collaboration revenues resulting from agreements acquired from Pharmacopeia.

Research and Development Expenses

The major components of research and development expenses are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Internal research programs	$3,457	$4,164	$6,784	$7,852
Collaborative research	4,645	—	8,150	—
Development	1,368	2,213	4,890	5,690

Total research and development	$9,470	$6,377	$19,824	$13,542

Research and development expenses were $9.5 million and $19.8 million for the three and six months ended June 30, 2009, respectively, compared to $6.4 million and $13.5 million for the same 2008 periods. The increase of $3.1 million for the three months ended June 30, 2009, compared to the same period in 2008, is primarily due to $4.7 million of costs associated with servicing our collaboration agreements partially offset by a $0.6 million reduction in clinical trial costs as we completed our ongoing LGD 4665 clinical trials and $1.0 million in reduced consulting and outside service costs associated with internal research programs. The increase of $6.3 million for the six months ended June 30, 2009, compared to the same period in 2008, is primarily due to $8.2 million of costs associated with servicing our collaboration agreements partially offset by $1.0 million in reduced consulting and outside service costs associated with internal research programs as well as $0.9 million reduction in drug supply costs associated with clinical trials.

A summary of our significant internal research and development programs as of June 30, 2009 is as follows:

Program	Disease/Indication	Development Phase
Dual-Acting angiotensin and endothelin Receptor Antagonist (DARA)	Diabetic Nephropathy*	Phase II

Selective Androgen Receptor Modulators (SARMs) (agonists)	Muscle wasting and frailty	Phase I

Chemokine Receptor (CCR1)	Inflammatory and autoimmune diseases	Pre-clinical

Small molecule Erythropoiein (EPO) receptor agonists	Chemotherapy-induced anemia and anemia due to kidney failure	Research

*	Phase II clinical trials conducted so far have studied patients with hypertension

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

General and Administrative Expenses

General and administrative expenses were $2.8 million and $9.8 million for the three and six months ended June 30, 2009, respectively, compared to $4.6 million and $14.7 million for the same periods in 2008. The decrease of $1.8 million for the three months ended June 30, 2009, compared to the same period in 2008, is primarily due to reduced legal expenses as settlements were reached with Rockefeller University and the Securities and Exchange Commission (SEC) in the first quarter of 2009. The decrease of $4.9 million for the six months ended June 30, 2009, compared to the same period in 2008, is primarily due to $4.1 million of expenses incurred during the first quarter of 2008 as a result of exiting a facility as well as reduced legal expenses.

Write-off of acquired in-process research and development

For acquisitions prior to January 1, 2009, the fair value of acquired In-Process Research and Development (IPR&D) projects, which have no alternative future use and which have not reached technological feasibility at the date of acquisition, were immediately expensed. As a result of adjustments to our purchase price allocation related to our acquisition of Pharmacopeia, Inc. in December 2008, we wrote-off an additional $0.4 million of acquired in-process research and development during the quarter ended June 30, 2009.

Accretion of Deferred Gain on Sale Leaseback

On November 9, 2006, we sold real property located in San Diego, California for a sale price of $47.6 million. This property includes our corporate headquarter building totaling approximately 82,500 square feet, the land on which the building is situated, and two adjacent vacant lots. As part of the sale transaction, we agreed to leaseback the building for a period of 15 years. In accordance with SFAS 13, Accounting for Leases, we recognized an immediate pre-tax gain on the sale transaction of $3.1 million and deferred a gain of $29.5 million on the sale of the building. The deferred gain is recognized on a straight-line basis over the 15 year term of the lease at a rate of approximately $2.0 million per year. The amount of the deferred gain recognized for the three and six months ended June 30, 2009 and 2008 was $0.5 million and $1.0 million, respectively.

Interest Income

Interest income was $0.1 million and $0.3 million for the three and six months ended June 30, 2009, respectively, compared to $0.5 million and $1.5 million for the same periods in 2008. The decrease in interest income in 2009 compared to 2008 is primarily due to lower yields as a result of macro-economic conditions as well as lower cash and investment balances.

Income Taxes

We recorded no provision for income taxes for the three and six months ended June 30, 2009 as we did not realize any taxable income from either continuing or discontinued operations.

We had losses from continuing operations and income from discontinued operations for the six months ended June 30, 2008. In accordance with SFAS No. 109, Accounting for Income Taxes, the income tax benefits generated by the loss from continuing operations for the three and six months ended June 30, 2008 of $1.0 million and $2.8 million, respectively, captures the deemed use of losses from continuing operations used to offset the income from our discontinued operations.

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

During the three and six months ended June 30, 2009, we recognized a $0.2 million and a $0.5 million pre-tax gain, respectively, due to subsequent changes in certain estimates and liabilities recorded as of the sale date. During the three and six months ended June 30, 2008, we recognized a $0.7 million pre-tax loss and a $0.2 million pre-tax gain, respectively, due to subsequent changes in certain estimates and liabilities recorded as of the sale date.

AVINZA Product Line

On September 6, 2006, we and King entered into a purchase agreement, or the AVINZA Purchase Agreement, pursuant to which King agreed to acquire all of our rights in and to AVINZA in the United States, its territories and Canada, including, among other things, all AVINZA inventory, records and related intellectual property, and assume certain liabilities as set forth in the AVINZA Purchase Agreement, which we collectively refer to as the Transaction.

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

During the three and six months ended June 30, 2009 and 2008, we recognized pre-tax gains of $2.6 million and $4.7 million, respectively due to subsequent changes in certain estimates and liabilities recorded as of the sale date. During the three and six months ended June 30, 2008, we recognized a pre-tax loss of $1.2 million and a pre-tax gain of $7.2 million, respectively. The loss for the three months ended June 30, 2008 primarily related to subsequent changes in certain estimates and liabilities recorded as of the sale date. The gain for the six months ended June 30, 2008 primarily related to the release of $8.1 million in funds from an escrow account related to the AVINZA sale.

Income Taxes

We recorded no provision for income taxes related to discontinued operations for the three and six months ended June 30, 2009 as we did not realize any taxable income from discontinued operations.

For the three months ended June 30, 2008, we recorded an income tax benefit of $0.3 million generated from a taxable loss from discontinued operations, which offset previous taxable gains. For the six months ended June 30, 2008, we recorded income tax expense on discontinued operations of $3.2 million, which reflected the anticipated net tax due on taxable income that was generated by the release of escrow funds from the sale of our AVINZA product line.

Liquidity and Capital Resources

We have financed our operations through offerings of our equity securities, collaborative research and development and other revenues, issuance of convertible notes, product sales and the subsequent sales of our commercial assets, royalties, capital and operating lease transactions, accounts receivable factoring and equipment financing arrangements and investment income.

Working capital was $21.3 million at June 30, 2009 compared to $23.3 million at December 31, 2008. Available cash, cash equivalents and short-term investments totaled $55.5 million as of June 30, 2009 compared to $80.7 million as of December 31, 2008. We primarily invest our cash in certificates of deposit and United States government and investment grade corporate debt securities.

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

Operating Activities

Operating activities of continuing operations used cash of $18.0 million for the six months ended June 30, 2009, compared to $10.2 million for the same period in 2008. The cash used in operating activities for the six months ended June 30, 2009 includes $8.5 million of non-recurring litigation settlement payments to Rockefeller University and the Salk Institute.

The use of cash for the six months ended June 30, 2009 reflects a net loss of $6.8 million, adjusted by $5.2 million of gain from discontinued operations and $2.7 million of non-cash items to reconcile the net loss to net cash used in operations. These reconciling items primarily reflect the recognition of $1.7 million of stock-based compensation expense, depreciation of assets of $1.6 million, realized loss on investment of $0.1 million, non-cash lease costs of $0.5 million, write-off of acquired in-process research and development of $0.4 million and the amortization of acquired intangible assets of $0.3 million, partially offset by the accretion of deferred gain on the sale leaseback of the building of $1.0 million and non-cash development milestones of $0.9 million. The use of cash during the six months ended June 30, 2009 is further impacted by changes in operating assets and liabilities due primarily to decreases in accounts payable and accrued liabilities of $5.5 million, a decrease in accrued litigation settlement costs of $7.5 million, an increase in accounts receivable, net of $1.1 million and a decrease in deferred revenue of $4.1 million partially offset by the release of our $10.3 million restricted indemnity account as a result of the completion of the SEC investigation and a further decrease in other current and long term assets of $0.7 million. Net cash used in operating activities of discontinued operations was $3.1 million for the six months ended June 30, 2009.

The use of cash for the six months ended June 30, 2008 reflects a net loss of $10.4 million, adjusted by $4.2 million of gain from discontinued operations and $7.5 million of non-cash items to reconcile the net loss to net cash used in operations. These reconciling items primarily reflect the recognition of $1.8 million of stock-based compensation expense, depreciation of assets of $0.5 million, realized loss on investment of $1.3 million, non-cash lease costs of $4.1 million and the write-off of assets of $0.6 million, partially offset by the accretion of deferred gain on the sale leaseback of the building of $1.0 million. The use of cash during the six months ended June 30, 2008 is further impacted by changes in operating assets and liabilities due primarily to decreases in accounts payable and accrued liabilities of $5.7 million partially offset by decreases in other current assets of $2.6 million. Net cash used in operating activities of discontinued operations was $3.2 million for the six months ended June 30, 2008.

Investing Activities

Investing activities used cash of $0.4 million for the six months ended June 30, 2009, compared to $31.8 million for the same 2008 period.

Cash used in investing activities during the six months ended June 30, 2009 primarily reflects the net purchases of short-term investments of $0.1 million and purchases of property and equipment of $0.3 million. None of the cash used in investing activities for the six months ended June 30, 2009 related to discontinued operations.

Cash used in investing activities during the six months ended June 30, 2008 primarily reflects the net purchases of short-term investments of $39.8 million and $0.4 million of purchases of property and equipment. Net cash provided by investing activities of discontinued operations was $8.1 million for the six months ended June 30, 2008.

Financing Activities

Financing activities used cash of $3.7 million for the six months ended June 30, 2009, compared to $2.5 million for the same 2008 period.

Cash used for the six months ended June 30, 2009 primarily reflects payments under equipment financing obligations of $0.3 million and the repayment of debt of $3.4 million related to an equipment line of credit acquired from Pharmacopeia that was paid off in February 2009.

Cash used for the six months ended June 30, 2008 primarily reflects payments under equipment financing obligations of $0.9 million and repurchases of our common stock of $1.6 million.

None of the cash used in financing activities for the six months ended June 30, 2009 and 2008 relates to discontinued operations.

Other

As part of certain of our strategic alliances with our research partners, we have received up-front cash payments and licenses to certain product candidates. In connection with these agreements, we are obligated to perform significant research and development activities over multiple years and as such, expect to incur significant costs performing such activities. The following table provides the period over which these research and development activities are to be provided, as well as the deferred revenue currently recorded for each agreement as of June 30, 2009:

Collaborative Agreement	Expiration of Initial Research Term	Deferred Revenue
2007 Schering-Plough Agreement	February 2012	$3,032
BMS Discovery Collaboration Agreement	December 2010	6,619
GSK Agreement	March 2011	4,845
Wyeth Agreement	December 2009	1,151
Cephalon Agreement	May 2009	49
Trevena Agreement	January 2011	438

Certain of our property and equipment is pledged as collateral under various equipment financing arrangements. As of June 30, 2009, $0.3 million was outstanding under such arrangements with $0.2 million classified as current. During January 2009, we paid off the remaining $3.4 million of financing obligations acquired from Pharmacopeia, Inc. in December 2008.

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

Contractual Obligations

As of June 30, 2009, future minimum payments due under our contractual obligations are as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Equipment financing obligations (1)	$278	$253	$25	$—	$—
Operating lease obligations (2)	78,586	7,891	16,253	16,912	37,530
Consulting agreements	353	353	—	—	—
Co-promote termination liability (3)	—	—	—	—	—

Total contractual obligations	$79,217	$8,497	$16,278	$16,912	$37,530

(1) Includes interest payments as follows:	$12	$12	$—	$—	$—

(2)      We lease an office and research facility under an operating lease arrangement through July 2015. Commencing January 2008, we sublet this facility through July 2015. The sublease agreement provides for a 3% increase in annual rents. As of June 30, 2009, we expect to receive aggregate future minimum lease payments totaling $5.3 million (nondiscounted) over the duration of the sublease agreement as follows: less than one year, $0.8 million; one to three years, $1.7 million; three to five years, $1.8 million; and more than five years, $0.9 million.

(3)      Our co-promote termination obligation to Organon was assumed by King pursuant to the AVINZA Purchase Agreement. However, as Organon did not consent to the legal assignment of the obligation to King, we remain liable to Organon in the event of King’s default of the obligation. We have excluded payments under the co-promote termination liability from the table as amounts are expected to be reimbursed by King. As of June 30, 2009, the total estimated amount of the obligation is $57.6 million on an undiscounted basis.

As of June 30, 2009, we have net open purchase orders (defined as total open purchase orders at year end less any accruals or invoices charged to or amounts paid against such purchase orders) totaling approximately $4.7 million. We plan to spend approximately $0.5 million on capital expenditures during the remainder of 2009.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At June 30, 2009, our investment portfolio included fixed-income securities of $53.3 million. These securities are subject to interest rate risk and will decline in value if interest rates increase. However, due to the short duration of our investment portfolio, an immediate 10% change in interest rates is not expected to have a material impact on our financial condition, results of operations or cash flows. At June 30, 2009, we also have certain equipment financing arrangements with variable rates of interest. Due to the relative insignificance of such arrangements, however, an immediate 10% change in interest rates would have no material impact on our financial condition, results of operations, or cash flows. Declines in interest rates over time will, however, reduce our interest income, while increases in interest rates over time will increase our interest expense.

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

We and Seragen, Inc., our subsidiary, were named parties to Sergio M. Oliver, et al. v. Boston University, et al., a shareholder class action filed on December 17, 1998 in the Court of Chancery in the State of Delaware. We and Seragen were dismissed from the action, but such dismissal is subject to appeal and we and Seragen may have possible indemnification obligations with respect to certain defendants. As of June 30, 2009, we have not accrued an indemnification obligation based on our assessment that our responsibility for any such obligation is not probable or estimable.

On October 10, 2008, we received notice that a putative class action complaint was filed in the Superior Court of New Jersey, Mercer County (Equity Division) by Allen Heilman, one of Phamacopeia’s stockholders, against Pharmacopeia, the members of its Board of Directors, us and two of our wholly owned subsidiaries. The complaint generally alleges that Pharmacopeia’s Board of Directors’ decision to enter into the proposed transaction with us on the terms contained in the proposed merger agreement constitutes a breach of fiduciary duty and gives rise to other unspecified state law claims. The complaint also alleges that we and two of our wholly owned subsidiaries aided and abetted Pharmacopeia’s Board of Directors’ breach of fiduciary duty. In addition, the complaint alleges that the named plaintiff will seek “equitable relief,” including among other things, an order preliminarily and permanently enjoining the proposed transaction. While we believe that neither Ligand nor Pharmacopeia engaged in any wrongful acts, in an effort to minimize the cost and expense of any litigation, the parties have entered into a stipulation of settlement, pursuant to which Pharmacopeia agreed to make certain additional disclosures in its SEC Form 14d-9 and not oppose a fee award to plaintiffs’ attorneys of up to $180,000, which is included in current portion of accrued litigation settlement costs at June 30, 2009. That stipulation of settlement has been submitted to the court for preliminary approval. On July 29, 2009, the court preliminarily approved the settlement and set October 20, 2009 as the date for a hearing on final approval.

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

Risks Related To Us and Our Business.

We are substantially dependent on AVINZA and PROMACTA royalties for our revenues.*

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

On July 21, 2009, King, King Pharmaceuticals Research and Development, Inc., Elan Corporation, plc and Elan Pharma International Ltd. jointly filed suit in federal district court in New Jersey against Sandoz Inc., or Sandoz, for patent infringement under the 339 patent. According to the complaint, Sandoz filed an ANDA for morphine sulfate extended release capsules and, in connection with the ANDA filing, Sandoz provided written certification to the FDA alleging that the claims of the 339 patent are invalid, unenforceable and/or will not be infringed by the manufacture, use or sale of Sandoz’s proposed morphine product. Similar to the lawsuit against Actavis, this lawsuit seeks a judgment that would, among other things, prevent Sandoz from commercializing its proposed morphine product until after expiration of the 339 patent.

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

We were founded in 1987. We have incurred significant losses since our inception. As of June 30, 2009, our accumulated deficit was $686.4 million.

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

The past restatement of our consolidated financial statements increased the possibility of legal or administrative proceedings. Any future material weaknesses or deficiencies in our internal control over financial reporting could harm stockholder and business confidence on our financial reporting, our ability to obtain financing and other aspects of our business.*

We determined that our consolidated financial statements for the years ended December 31, 2002 and 2003, and for the first three quarters of 2004, as described in more detail in our 2004 Annual Report on Form 10-K, should be restated. As a result of the restatement, we became subject to a number of additional risks and uncertainties. While no material weaknesses were identified as of June 30, 2009, we cannot assure you that material weaknesses will not be identified in future periods. The existence of one or more material weakness or significant deficiency could result in errors in our consolidated financial statements. Substantial costs and resources may be required to rectify any internal control deficiencies. If we fail to achieve and maintain the adequacy of our internal controls in accordance with applicable standards, we may be unable to conclude on an ongoing basis that we have effective internal controls over financial reporting. If we cannot produce reliable financial reports, our business and financial condition could be harmed, investors could lose confidence in our reported financial information, or the market price of our stock could decline significantly. In addition, our ability to obtain additional financing to operate and expand our business, or obtain additional financing on favorable terms, could be materially and adversely affected, which, in turn, could materially and adversely affect our business, our financial condition and the market value of our securities. Moreover, our reputation with customers, lenders, investors, securities analysts and others may be adversely affected.

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

As previously disclosed, in connection with the AVINZA sale transaction, King assumed our obligation to make payments to Organon based on net sales of AVINZA (the fair value of which was $57.7 million as of June 30, 2009). As Organon did not consent to the legal assignment of the co-promote termination obligation from us to King, we remain liable to Organon in the event King defaults on this obligation. Any requirement to pay a material amount to Organon, could adversely affect our business and the price of our securities.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held an Annual Meeting of Stockholders on May 29, 2009. The following elections and proposals were approved at the Annual Meeting:

	Votes For	Votes Against	Votes Withheld	Votes Abstaining	Broker Non-Votes
1. Election of a Board of Directors. The total number of votes cast for, or withheld for each nominee was as follows:

Jason M. Aryeh	70,784,049	—	23,818,111	—	—
Steven J. Burakoff	93,625,034	—	977,126	—	—
Todd C. Davis	90,404,351	—	4,197,809	—	—
John L. Higgins	94,027,069	—	575,091	—	—
David M. Knott	90,418,617	—	4,183,543	—	—
John W. Kozarich	94,077,293	—	524,867	—	—
Stephen L. Sabba	94,005,607	—	596,553	—	—

2. Approval of Amended and Restated Ligand Pharmaceuticals Incorporated 2002 Stock Incentive Plan	50,446,284	7,457,385	—	335,000	36,363,491

3. Approval of Amended and Restated Ligand Pharmaceuticals Incorporated Employee Stock Purchase Plan	56,822,180	1,088,732	—	327,757	36,363,491

4. Ratification of the appointment of Grant Thornton, LLP as the independent auditors for the fiscal year ending December 31, 2009.	94,338,448	178,779	—	84,936	—

ITEM 6.	EXHIBITS

Exhibit Number	Description

2.1(1)	Agreement and Plan of Merger, by and among the Company, Pharmacopeia, Inc., Margaux Acquisition Corp. and Latour Acquisition, LLC, dated as of September 24, 2008.

3.1(2)	Amended and Restated Certificate of Incorporation of the Company (Filed as Exhibit 3.1).

3.2(2)	Bylaws of the Company, as amended (Filed as Exhibit 3.3).

3.3(3)	Amended Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Company (Filed as Exhibit 3.3).

3.4(4)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company dated June 14, 2000 (Filed as Exhibit 3.5).

3.5(5)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company dated June 30, 2004 (Filed as Exhibit 3.6).

3.6(6)	Amendment of the Bylaws of the Company dated November 8, 2005 (Filed as Exhibit 3.1).

3.7(7)	Amendment of Bylaws of the Company dated December 4, 2007 (Filed as Exhibit 3.1).

4.1(8)	Specimen stock certificate for shares of Common Stock of the Company.

4.2(9)	Pledge Agreement dated November 26, 2002, between the Company and J.P. Morgan Trust Company, National Association (Filed as Exhibit 4.5).

4.3(9)	Control Agreement dated November 26, 2002, among the Company, J.P. Morgan Trust Company, National Association and JP Morgan Chase Bank (Filed as Exhibit 4.6).

4.4(10)	2006 Preferred Shares Rights Agreement, by and between the Company and Mellon Investor Services LLC, dated as of October 13, 2006 (Filed as Exhibit 4.1).

10.321 †	Exclusive Patent License Agreement, by and between Glycomed, Inc., a wholly owned subsidiary of the Company and ParinGenix Inc, dated as of June 18, 2009, filed herewith.

10.322	Amended and Restated Director Compensation and Stock Ownership Policy, effective as of April 16, 2009, filed herewith.

31.1	Certification by Principal Executive Officer, pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer, pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted from this quarterly report and submitted separately to the Securities and Exchange Commission.

(1)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on September 26, 2008.

(2)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Registration Statement on Form S-4 (No. 333-58823) filed on July 9, 1998.

(3)	This exhibit was previously filed as part of and is hereby incorporated by reference to same numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 1999.

(4)	This exhibit was previously filed as part of, and are hereby incorporated by reference to the numbered exhibit filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

(5)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004.

(6)	This exhibit was previously filed as part of, and is being incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on November 14, 2005.

(7)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on December 6, 2007.

(8)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Registration Statement on Form S-1 (No. 33-47257) filed on April 16, 1992 as amended.

(9)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Registration Statement on Form S-3 (No. 333-102483) filed on January 13, 2003, as amended.

(10)	This exhibit was previously filed as part of, and is being incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on October 17, 2006.

LIGAND PHARMACEUTICALS INCORPORATED

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 3, 2009	By:	/s/ John P. Sharp
John P. Sharp
Vice President , Finance and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description

2.1(1)	Agreement and Plan of Merger, by and among the Company, Pharmacopeia, Inc., Margaux Acquisition Corp. and Latour Acquisition, LLC, dated as of September 24, 2008.

3.1(2)	Amended and Restated Certificate of Incorporation of the Company (Filed as Exhibit 3.1).

3.2(2)	Bylaws of the Company, as amended (Filed as Exhibit 3.3).

3.3(3)	Amended Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Company (Filed as Exhibit 3.3).

3.4(4)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company dated June 14, 2000 (Filed as Exhibit 3.5).

3.5(5)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company dated September 30, 2004 (Filed as Exhibit 3.6).

3.6(6)	Amendment of the Bylaws of the Company dated November 8, 2005 (Filed as Exhibit 3.1).

3.7(7)	Amendment of Bylaws of the Company dated December 4, 2007 (Filed as Exhibit 3.1).

4.1(8)	Specimen stock certificate for shares of Common Stock of the Company.

4.2(9)	Pledge Agreement dated November 26, 2002, between the Company and J.P. Morgan Trust Company, National Association (Filed as Exhibit 4.5).

4.3(9)	Control Agreement dated November 26, 2002, among the Company, J.P. Morgan Trust Company, National Association and JP Morgan Chase Bank (Filed as Exhibit 4.6).

4.4(10)	2006 Preferred Shares Rights Agreement, by and between the Company and Mellon Investor Services LLC, dated as of October 13, 2006 (Filed as Exhibit 4.1).

10.321 †	Exclusive Patent License Agreement, by and between Glycomed, Inc., a wholly owned subsidiary of the Company and ParinGenix Inc, dated as of June 18, 2009, filed herewith.

10.322	Amended and Restated Director Compensation and Stock Ownership Policy, effective as of April 16, 2009, filed herewith.

31.1	Certification by Principal Executive Officer, Pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer, Pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted from this quarterly report and submitted separately to the Securities and Exchange Commission

(1)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on September 26, 2008.

(2)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Registration Statement on Form S-4 (No. 333-58823) filed on July 9, 1998.

(3)	This exhibit was previously filed as part of and is hereby incorporated by reference to same numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 1999.

(4)	This exhibit was previously filed as part of, and are hereby incorporated by reference to the numbered exhibit filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

(5)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004.

(6)	This exhibit was previously filed as part of, and is being incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on November 14, 2005.

(7)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on December 6, 2007.

(8)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Registration Statement on Form S-1 (No. 33-47257) filed on April 16, 1992 as amended.

(9)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Registration Statement on Form S-3 (No. 333-102483) filed on January 13, 2003, as amended.

(10)	This exhibit was previously filed as part of, and is being incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on October 17, 2006.