Form 10-Q
period 2009-09-30
LIGAND PHARMACEUTICALS INC
filed 2009-11-09
CIK 886163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One

☒ Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

or

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

Yes  ☐    No  ☒

As of October 30, 2009, the registrant had 113,016,515 shares of common stock outstanding.

LIGAND PHARMACEUTICALS INCORPORATED

QUARTERLY REPORT

FORM 10-Q

*	No information provided due to inapplicability of item.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

LIGAND PHARMACEUTICALS INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share data)

	September 30, 2009	December, 31 2008
ASSETS
Current assets:
Cash and cash equivalents	$5,160	$28,753
Short-term investments	39,033	51,918
Accounts receivable, net	2,110	—
Other current assets	1,667	2,300
Current portion of co-promote termination payments receivable	11,925	10,958

Total current assets	59,895	93,929
Restricted investments	1,341	1,341
Property and equipment, net	9,893	12,903
Goodwill and other identifiable intangible assets	482	5,375
Long-term portion of co-promote termination payments receivable	45,374	47,524
Restricted indemnity account	—	10,232
Other assets	101	144

Total assets	$117,086	$171,448

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$14,379	$14,627
Accrued liabilities	12,411	12,665
Allowances for loss on returns, rebates and chargebacks related to discontinued operations	354	9,590
Current portion of accrued litigation settlement costs	1,180	8,680
Current portion of deferred gain	1,702	1,964
Current portion of co-promote termination liability	11,925	10,958
Current portion of equipment financing obligations	172	1,829
Current portion of deferred revenue	10,924	10,301

Total current liabilities	53,047	70,614
Long-term portion of co-promote termination liability	45,374	47,524
Long-term portion of equipment financing obligations	—	2,178
Long-term portion of deferred revenue	4,866	16,819
Long-term portion of deferred gain	2,128	23,292
Other long-term liabilities	12,824	9,041

Total liabilities	118,239	169,468

Commitments and contingencies
Common stock subject to conditional redemption; 674,230 and 997,568 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	8,344	12,345
Stockholders’ deficit:
Convertible preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 118,940,150 and 118,562,748 shares issued at September 30, 2009 and December 31, 2008, respectively	119	119
Additional paid-in capital	716,785	711,195
Accumulated other comprehensive income	317	81
Accumulated deficit	(684,584)	(679,626)
Treasury stock, at cost; 6,607,905 shares at September 30, 2009 and December 31, 2008, respectively	(42,134)	(42,134)

Total stockholders’ deficit	(9,497)	(10,365)

	$117,086	$171,448

See accompanying notes.

LIGAND PHARMACEUTICALS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues:
Royalties	$1,651	$5,248	$6,386	$14,926
Collaborative research and development and other revenues	6,250	—	18,577	—

Total revenues	7,901	5,248	24,963	14,926

Operating costs and expenses:
Research and development	9,921	6,165	29,744	19,707
General and administrative	2,415	5,929	12,190	20,579
Lease termination costs	15,235	—	15,235	—
Write-off of acquired in-process research and development.	—	—	442	—

Total operating costs and expenses	27,571	12,094	57,611	40,286

Accretion of deferred gain on sale leaseback	(20,444)	(491)	(21,426)	(1,473)

Income (loss) from operations	774	(6,355)	(11,222)	(23,887)

Other income (expense):
Interest income	176	421	436	1,899
Interest expense	(21)	(45)	(257)	(136)
Other, net	126	(155)	137	(1,427)

Total other income (expense), net	281	221	316	336

Income (loss) before income taxes	1,055	(6,134)	(10,906)	(23,551)
Income tax expense	—	(2,990)	—	(179)

Income (loss) from continuing operations	1,055	(9,124)	(10,906)	(23,730)

Discontinued operations:
Gain (loss) on sale of AVINZA Product Line before income tax benefit	608	122	5,331	7,287
Gain (loss) on sale of Oncology Product Line before income tax benefit	140	(12,799)	591	(12,569)
Income tax benefit on discontinued operations	—	3,676	—	525

Discontinued operations	748	(9,001)	5,922	(4,757)

Net income (loss):	$1,803	$(18,125)	$(4,984)	$(28,487)

Basic and diluted per share amounts:
Income (loss) from continuing operations	$0.01	$(0.10)	$(0.09)	$(0.25)
Discontinued operations	0.01	(0.09)	0.05	(0.05)

Net income (loss)	$0.02	$(0.19)	$(0.04)	$(0.30)

Weighted average number of common shares - basic	113,006,842	95,068,102	113,102,455	95,059,166

Weighted average number of common shares - diluted	113,139,102	95,068,102	113,102,455	95,059,166

See accompanying notes.

LIGAND PHARMACEUTICALS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	For the nine months ended September 30,
	2009	2008
Operating activities
Net loss	$(4,984)	$(28,487)
Less: gain (loss) from discontinued operations	5,922	(4,757)

Loss from continuing operations	(10,906)	(23,730)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of deferred gain on sale leaseback	(21,426)	(1,473)
Impairment and amortization of acquired intangible assets	1,500	—
Depreciation and amortization of property and equipment	2,370	814
Non-cash lease costs	345	4,975
Non-cash development milestone revenue	(915)	—
Write-off of acquired in-process research and development	441	—
Loss (gain) on asset write-offs	(2)	776
Realized loss on investment	(72)	1,395
Stock-based compensation	2,441	2,787
Other	(3)	8
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable, net	(2,110)	—
Other current assets	633	1,564
Other long term assets	10,064	(147)
Accounts payable and accrued liabilities	(7,936)	(9,870)
Other liabilities	3,367	(568)
Deferred revenue	(6,996)	—

Net cash used in operating activities of continuing operations	(29,205)	(23,469)
Net cash used in operating activities of discontinued operations	(3,307)	(3,349)

Net cash used in operating activities	(32,512)	(26,818)
Investing activities
Purchases of property and equipment	(537)	(454)
Proceeds from sale of property and equipment and building	16	42
Purchases of short-term investments	(32,806)	(62,373)
Proceeds from sale of short-term investments	45,760	19,263
Other, net	261	80

Net cash provide by (used in) investing activities of continuing operations	12,694	(43,442)
Net cash provided by investing activities of discontinued operations	—	8,058

Net cash provided by (used in) investing activities	12,694	(35,384)
Financing activities
Principal payments on equipment financing obligations	(392)	(1,267)
Repayment of debt	(3,443)	—
Net proceeds from issuance of common stock	60	71
Repurchase of common stock	—	(1,613)

Net cash used in financing activities	(3,775)	(2,809)

Net decrease in cash and cash equivalents	(23,593)	(65,011)
Cash and cash equivalents at beginning of period	28,753	76,812

Cash and cash equivalents at end of period	$5,160	$11,801

See accompanying notes.

LIGAND PHARMACEUTICALS INCORPORATED

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

The accompanying condensed consolidated financial statements of Ligand Pharmaceuticals Incorporated (the “Company” or “Ligand”) were prepared in accordance with instructions for this Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 and, therefore, do not include all information necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the condensed consolidated financial statements, have been included. The results of operations and cash flows for the nine months ended September 30, 2009 and 2008 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other future period. These statements should be read in conjunction with the consolidated financial statements and related notes, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

The Company’s and its partners’ products are in various stages of development. Potential products that are at early stages of development may not reach the market for a number of reasons. Prior to generating revenues from these products, the Company or its collaborative partners must complete the development of the products in the human health care market. No assurance can be given that: (1) product development efforts will be successful, (2) required regulatory approvals for any indication will be obtained, (3) any products, if introduced, will be capable of being produced in commercial quantities at reasonable costs, or (4) patient and physician acceptance of these products will be achieved. The Company faces risks common to companies whose products are in various stages of development. These risks include, among others, the Company’s need for additional financing to complete its research and development programs and commercialize its technologies. The Company has incurred significant losses since its inception. At September 30, 2009, the Company’s accumulated deficit was $684.6 million. Management expects that the Company will continue to incur substantial research and development expenses. As further discussed in Note 2, the Company sold its oncology product line (“Oncology”) on October 25, 2006 and its AVINZA product line (“AVINZA”) on February 26, 2007. The operating results for Oncology and AVINZA have been presented in the accompanying condensed consolidated financial statements as “Discontinued Operations.”

Principles of Consolidation

The condensed consolidated financial statements include the Company’s wholly owned subsidiaries, Ligand Pharmaceuticals International, Inc., Ligand Pharmaceuticals (Canada) Incorporated, Seragen, Inc. (“Seragen”), Nexus Equity VI LLC (“Nexus”) and Pharmacopeia, LLC. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Income (Loss) Per Share

Basic earnings per share is calculated by dividing net income or loss by the weighted average number of common shares and vested restricted stock units outstanding. Diluted earnings per share is computed by dividing net income or loss by the weighted average number of common shares and vested restricted stock units outstanding and the weighted average number of dilutive common stock equivalents, including stock options and non-vested restricted stock units. Common stock equivalents are only included in the diluted earnings per share calculation when their effect is dilutive. For the nine months ended September 30, 2009 and 2008 and the three months ended September 30, 2008, no potential common shares are included in the computation of any diluted per share amounts, including income (loss) per share from discontinued operations and net income (loss) per share, as the Company reported a loss from continuing operations. Potential common shares, the shares that would be issued upon the exercise of outstanding stock options and warrants and the vesting of restricted shares, were 5.7 million and 4.0 million at September 30, 2009 and 2008, respectively.

The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net income (loss) from continuing operations	$1,055	$(9,124)	$(10,906)	$(23,730)
Discontinued operations	748	(9,001)	5,922	(4,757)

Net income (loss)	1,803	(18,125)	(4,984)	(28,487)

Shares used to compute basic income (loss) per share	113,006,842	95,068,102	113,102,455	95,059,166
Dilutive potential common shares:
Stock Options	—	—	—	—
Restricted stock	132,260	—	—	—

Shares used to compute diluted income (loss) per share	113,139,102	95,068,102	113,102,455	95,059,166

Basic and diluted per share amounts:
Income (loss) from continuing operations	$0.01	$(0.10)	$(0.09)	$(0.25)
Discontinued operations	0.01	(0.09)	0.05	(0.05)

Net income (loss)	$0.02	$(0.19)	$(0.04)	$(0.30)

Guarantees and Indemnifications

Under its amended and restated bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer’s or director’s serving in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has a directors and officers liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, management believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of September 30, 2009 and December 31, 2008.

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

Nonrefundable, up-front license fees and milestone payments with standalone value that are not dependent on any future performance by the Company under the Company’s collaboration agreements are recognized as revenue upon the earlier of when payments are received or collection is assured, but are deferred if the Company has continuing performance obligations. Amounts received under multiple-element arrangements requiring ongoing services or performance by the Company are recognized over the period of such services or performance.

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

Income Taxes

The Company recognizes liabilities or assets for the deferred tax consequences of temporary differences between the tax bases of assets or liabilities and their reported amounts in the financial statements. These temporary differences will result in taxable or deductible amounts in future years when the reported amounts of the assets or liabilities are recovered or settled. A valuation allowance is established when management determines that it is more likely than not that all or a portion of a deferred tax asset will not be realized. Management evaluates the realizability of its net deferred tax assets on a quarterly basis and valuation allowances are provided, as necessary. During this evaluation, management reviews its forecasts of income in conjunction with other positive and negative evidence surrounding the realizability of its deferred tax assets to determine if a valuation allowance is required. Adjustments to the valuation allowance will increase or decrease the Company’s income tax provision or benefit.

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

A tax position must meet a minimum probability threshold before a financial statement benefit is recognized. The minimum threshold is defined as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.

Accounting for Stock-Based Compensation

Stock-based compensation expense for awards to employees and non-employee directors is recognized on a straight-line basis over the vesting period until the last tranche vests. Compensation cost for consultant awards is recognized over each separate tranche’s vesting period. The Company recognized compensation expense of $0.7 million and $0.9 million for the three months ended September 30, 2009 and 2008, respectively. The compensation expense related to share-based compensation arrangements is recorded as components of research and development expenses ($0.5 million and $0.3 million) and general and administrative expenses ($0.2 million and $0.6 million) for the three months ended September 30, 2009 and 2008, respectively.

The Company recognized compensation expense of $2.4 million and $2.8 million for the nine months ended September 30, 2009 and 2008, respectively. The compensation expense related to share-based compensation arrangements is recorded as a component of research and development expense ($1.4 million and $0.9 million) and general and administrative expense ($1.0 million and $1.9 million) for the nine months ended September 30, 2009 and 2008, respectively.

The fair-value for options that were awarded to employees and directors was estimated at the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Risk-free interest rate	2.8%	3.4%	2.1%	3.0%
Dividend yield	—	—	—	—
Expected volatility	72%	67%	74%	65%
Expected term	6.0 years	6.0 years	5.7 years	6.0 years

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

Stock Option Activity

The following is a summary of the Company’s stock option plan activity and related information:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2008	3,030,076	$6.55
Granted	1,597,850	2.65
Exercised	(1,250)	2.37
Forfeited	(280,587)	4.20
Cancelled	(209,845)	8.08

Balance at September 30, 2009	4,136,244	$5.13	6.95	$44

Exercisable at September 30, 2009	2,006,646	$7.02	5.12	$44
Options expected to vest as of September 30, 2009	3,897,884	$5.23	6.84	$44

The weighted-average grant-date fair value of all stock options granted during the nine months ended September 30, 2009 was $1.68 per share. The total intrinsic value of all options exercised during the nine months ended September 30, 2009 was $1,000. As of September 30, 2009, there was $5.5 million of total unrecognized compensation cost related to nonvested stock options. That cost is expected to be recognized over a weighted-average period of 2.8 years.

On May 29, 2009, the Company’s stockholders approved the amendment and restatement of the Company’s 2002 Stock Incentive Plan (the “Amended 2002 Plan”). The Company’s 2002 Stock Incentive Plan was amended to (i) increase the number of shares available for issuance under the Amended 2002 Plan by 7,600,000 shares, (ii) revise the list of performance criteria that may be used by the compensation committee for purposes of granting awards under the Amended 2002 Plan that are intended to qualify as performance-based compensation under Section 162(m) of the Internal Revenue Code, as amended, and (iii) eliminate the automatic option grant program for non-employee directors, the director fee stock issuance program and the director fee option grant program, which programs have been superseded by the Company’s amended and restated Director Compensation Policy. As of September 30, 2009, 8.3 million shares were available for future option grants or direct issuance under the Amended 2002 Plan.

Restricted Stock Activity

Restricted stock activity for the nine months ended September 30, 2009 is as follows:

	Shares	Weighted- Average Grant Date Stock Price
Nonvested at December 31, 2008	598,672	$5.14
Granted	304,460	2.72
Vested	(268,246)	6.52
Forfeited	(75,749)	3.61

Nonvested at September 30, 2009	559,137	$3.37

The weighted-average grant-date fair value of restricted stock granted during the nine months ended September 30, 2009 was $2.72 per share. As of September 30, 2009, there was $1.1 million of total unrecognized compensation cost related to nonvested restricted stock. That cost is expected to be recognized over a weighted-average period of 1.9 years.

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

The Amended ESPP allows employees to purchase a limited amount of common stock at the end of each six month period at a price equal to 85% of the lesser of fair market value on either the start date of the period or the last trading day of the period (the “Lookback Provision”). The 15% discount and the Lookback Provision make the Amended ESPP compensatory. There were 35,802 shares of common stock issued under the Amended ESPP during the nine months ended September 30, 2009, resulting in a compensation expense of $45,000. There were 32,362 shares of common stock issued under the Amended ESPP during the nine months ended September 30, 2008, resulting in a compensation expense of $20,000. As of September 30, 2009, 811,589 shares were available for future purchases under the Amended ESPP.

Warrants

As of September 30, 2009, warrants to purchase 867,637 shares of the Company’s common stock were outstanding with an exercise price of $8.59 per share and warrants to purchase 105,554 shares of the Company’s common stock were outstanding with an exercise price of $9.47 per share. The warrants were assumed in the acquisition of Pharmacopeia, Inc. and expire in April 2012 and March 2011, respectively.

Share Repurchases

In March 2007, the Company’s Board of Directors authorized up to $100.0 million in share repurchases over the subsequent 12 months. The Company repurchased an aggregate of 6.5 million shares of its common stock totaling $41.2 million prior to the expiration of the repurchase period on March 31, 2008.

Cash, Cash Equivalents and Short-term Investments

Cash and cash equivalents consist of cash and highly liquid securities with maturities at the date of acquisition of three months or less. The following table summarizes the various investment categories at September 30, 2009 and December 31, 2008 (in thousands):

	Cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
September 30, 2009
U.S. government securities	$20,395	$62	$—	$20,457
Certificates of deposit	6,279	—	(1)	6,278
Corporate obligations	12,059	239	—	12,298

	38,733	301	(1)	39,033
Certificates of deposit - restricted	1,341	—	—	1,341

	$40,074	$301	$(1)	$40,374

December 31, 2008

U.S. government securities	$50,174	$81	$—	$50,255
Corporate obligations	1,663	—	—	1,663

	51,837	81	—	51,918
Certificates of deposit - restricted	1,341	—	—	1,341

	$53,178	$81	$—	$53,259

In July 2007, the Company purchased $5.0 million of commercial paper issued by Golden Key Ltd. The investment was highly-rated and within the Company’s investment policy at the time of purchase, but during the third quarter of 2007, large credit rating agencies downgraded the quality of this security. In addition, as a result of not meeting certain liquidity covenants, the assets of Golden Key Ltd. were assigned to a trustee who established a committee of the largest senior credit holders to determine the next steps. Subsequently, Golden Key Ltd. defaulted on its obligation to settle the security on the stated maturity date of October 10, 2007. Based on available information, management estimated that it would be able to recover approximately $1.7 million of this investment as of September 30, 2009 and December 31, 2008. As a result of ongoing volatility in the liquidity of the capital markets, the Company may be exposed to additional impairment for this investment until it is fully recovered or disposed of.

Other Current Assets

Other current assets consist of the following (in thousands):

	September 30, 2009	December 31, 2008
Income taxes receivable	$—	$817
Prepaid expenses	1,045	1,147
Other receivables	622	325
Other	—	11

	$1,667	$2,300

Property and Equipment

Property and equipment is stated at cost and consists of the following (in thousands):

	September 30, 2009	December 31, 2008
Equipment and leasehold improvements	$54,140	$54,664
Less accumulated depreciation and amortization	(44,247)	(41,761)

	$9,893	$12,903

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

Goodwill and Other Identifiable Intangible Assets

Goodwill and other identifiable intangible assets consist of the following (in thousands):

	September 30, 2009	December 31, 2008
Collaborative research and development with Schering-Plough	$482	$2,000
Goodwill	—	3,375

	$482	$5,375

The collaborative research and development with Schering-Plough was being amortized on a straight-line basis over a period of three years. As discussed in Note 11, in July 2009, the Company and N.V. Organon, which was acquired by Schering-Plough in November 2007, mutually agreed to terminate the research collaboration under their collaboration and license agreement. Schering-Plough will continue to fund research collaboration activities on those targets currently under investigation through December 2009. As a result of the termination, the Company recorded an impairment charge of $1.1 million during the quarter ended September 30, 2009 and adjusted its remaining useful life to four months. During the three and nine months ended September 30, 2009, the Company recorded $0.1 million and $0.4 million, respectively, of amortization expense. Additionally, during the three months ended March 31, 2009, the Company adjusted its preliminary purchase price allocation for Pharmacopeia, Inc., which resulted in an increase in transaction costs of $0.3 million and decreases in property and equipment of $1.1 million, liabilities assumed of $4.4 million and goodwill of $3.0 million. During the three months ended June 30, 2009, the Company further adjusted its purchase price allocation for Pharmacopeia, Inc., which resulted in an increase in the write-off of acquired in-process research and development of $0.4 million and decreases in property and equipment of $0.1 million, acquired intangible assets of $17,000 and goodwill of $0.3 million.

Impairment of Long-Lived Assets

Management reviews long-lived assets for impairment annually or whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value for the Company’s long-lived assets is determined using the expected cash flows discounted at a rate commensurate with the risk involved. As discussed above, during the quarter ended September 30, 2009, the Company recorded an impairment charge of $1.1 million to research and development expense as a result of the termination of its collaborative research and development agreement with Schering-Plough. During the nine months ended September 30, 2008, the Company recorded an impairment charge of $0.7 million to general and administrative expense as a result of vacating a building in February 2008. As of September 30, 2009, management believes that the future cash flows to be received from its long-lived assets will exceed the assets’ carrying value.

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	September 30, 2009	December 31, 2008
Warrant liability	$598	$670
Compensation	2,367	2,686
Legal	162	4,166
Restructuring costs	64	848
Lease termination payments	5,307	—
Other	3,913	4,295

	$12,411	$12,665

The following summarizes the activity in the allowances for loss on returns, rebates and charge-backs related to discontinued operations for the nine months ended September 30, 2009 (in thousands):

	Charge-backs and Rebates	Returns	Total
Balance at December 31, 2008	$508	$9,082	$9,590
AVINZA Transaction Provision (1)	(27)	(5,362)	(5,389)
Oncology Transaction Provision (2)	(48)	(728)	(776)
Payments	(232)	—	(232)
Charges	—	(2,839)	(2,839)

Balance at September 30, 2009	$201	$153	$354

(1)	The AVINZA transaction provision amounts represent changes in the estimates of the accruals for rebates, chargebacks and returns recorded in connection with the sale of the AVINZA product line.

(2)	The Oncology transaction provision amounts represent changes in the estimates of the accruals for rebates, chargebacks and returns recorded in connection with the sale of the Oncology product line.

Comprehensive Income (loss)

Comprehensive income (loss) represents net income (loss) adjusted for the change during the periods presented in unrealized gains and losses on available-for-sale securities less reclassification adjustments for realized gains or losses included in net income (loss). Comprehensive income (loss) is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net income (loss) as reported	$1,803	$(18,125)	$(4,984)	$(28,487)
Unrealized net gain (loss) on available-for-sale securities	223	131	236	94

Comprehensive income (loss)	$2,026	$(17,994)	$(4,748)	$(28,393)

Recently Adopted Accounting Pronouncements

The FASB established the FASB Accounting Standards Codification™ (“Codification”) as the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements issued for interim and annual periods ending after September 15, 2009. The Codification has changed the manner in which U.S. GAAP guidance is referenced, but did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

2. Discontinued Operations

Oncology Product Line

On September 7, 2006, the Company, Eisai Inc., a Delaware corporation and Eisai Co., Ltd., a Japanese company (together with Eisai Inc., “Eisai”), entered into a purchase agreement (the “Oncology Purchase Agreement”) pursuant to which Eisai agreed to acquire all of the Company’s worldwide rights in and to the Company’s oncology products, including, among other things, all related inventory, equipment, records and intellectual property, and assume certain liabilities as set forth in the Oncology Purchase Agreement. The Oncology product line included the Company’s four marketed oncology drugs: ONTAK, Targretin capsules, Targretin gel and Panretin gel. For the three and nine months ended September 30, 2009, the Company recorded pre-tax gains of $0.1 million and $0.6 million, respectively, due to subsequent changes in certain estimates of assets and liabilities recorded as of the sale date. For the three and nine months ended September 30, 2008, the Company recorded pre-tax losses of $12.8 million and $12.6 million, respectively, which include $13.0 million of litigation settlement costs for The Salk Institute as well as subsequent changes in certain estimates of assets and liabilities recorded as of the sale date.

Prior to the Oncology sale, the Company recorded accruals for rebates, chargebacks, and other discounts related to Oncology products when product sales were recognized as revenue under the sell-through method. Upon the Oncology sale, the Company accrued for rebates, chargebacks, and other discounts related to Oncology products in the distribution channel which had not sold-through at the time of the Oncology sale and for which the Company retained the liability subsequent to the sale. These products expired at various dates through July 31, 2008. The Company’s accruals for Oncology rebates, chargebacks, and other discounts total $0.2 million and $0.4 million as of September 30, 2009 and December 31, 2008, respectively.

Additionally, and pursuant to the terms of the Oncology Purchase Agreement, the Company retained the liability for returns of product from wholesalers that had been sold by the Company prior to the close of the transaction. Accordingly, as part of the accounting for the gain on the sale of the Oncology Product Line, the Company recorded a reserve for Oncology product returns. Under the sell-through revenue recognition method, the Company previously did not record a reserve for returns from wholesalers. The Company’s reserve for Oncology returns is $23,000 and $0.9 million as of September 30, 2009 and December 31, 2008, respectively.

AVINZA Product Line

On September 6, 2006, the Company and King Pharmaceuticals, Inc. (“King”), entered into a purchase agreement (the “AVINZA Purchase Agreement”), pursuant to which King agreed to acquire all of the Company’s rights in and to AVINZA in the United States, its territories and Canada, including, among other things, all AVINZA inventory, records and related intellectual property, and assume certain liabilities as set forth in the

AVINZA Purchase Agreement (collectively, the “Transaction”). For the three and nine months ended September 30, 2009, the Company recorded pre-tax gains of $0.6 million and $5.3 million, respectively, due to subsequent changes in certain estimates of assets and liabilities recorded as of the sale date. For the three and nine months ended September 30, 2008, the Company recorded pre-tax gains of $0.1 million and $7.3 million, respectively, due to subsequent changes in certain estimates of assets and liabilities recorded as of the sale date.

Prior to the AVINZA sale, the Company recorded accruals for rebates, chargebacks, and other discounts related to AVINZA products when product sales were recognized as revenue under the sell-through method. Upon the AVINZA sale, the Company accrued for rebates, chargebacks, and other discounts related to AVINZA products in the distribution channel which had not sold-through at the time of the AVINZA sale and for which the Company retained the liability subsequent to the sale. These products expired at various dates through June 30, 2009. The Company’s accruals for AVINZA rebates, chargebacks, and other discounts total $8,000 and $0.1 million as of September 30, 2009 and December 31, 2008, respectively.

Additionally, and pursuant to the terms of the AVINZA Purchase Agreement, the Company retained the liability for returns of product from wholesalers that had been sold by the Company prior to the close of the transaction. Accordingly, as part of the accounting for the gain on the sale of AVINZA, the Company recorded a reserve for AVINZA product returns. AVINZA products sold by the Company may be returned through a specified period subsequent to the product expiration date, but no later than December 31, 2009. Under the sell-through revenue recognition method, the Company previously did not record a reserve for returns from wholesalers. The Company’s reserve for AVINZA returns is $0.1 million and $8.2 million as of September 30, 2009 and December 31, 2008, respectively.

3. Financial Instruments

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including available-for-sale fixed income and equity securities and other equity securities. The fair value of these certain financial assets and liabilities was determined using the following inputs at September 30, 2009:

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Fixed income available-for-sale securities	$39,033	$37,298	$1,735	$—

Total assets	39,033	37,298	1,735	—

Liabilities:
Warrant liability	598	—	—	598

Total liabilities	$598	$—	$—	$598

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

On February 26, 2007, the Company consummated its agreement with King pursuant to which King acquired all of the Company’s rights in and to AVINZA, assumed certain liabilities, and reimbursed the Company the $47.8 million previously paid to Organon (comprised of the $37.8 million paid in October 2006 and the $10.0 million that the Company paid in January 2007). King also assumed the Company’s co-promote termination obligation to make payments to Organon based on net sales of AVINZA. In connection with King’s purchase of AVINZA, Organon did not consent to the legal assignment of the co-promote termination obligation to King. Accordingly, the Company remains liable to Organon in the event of King’s default of the obligation. Therefore, the Company recorded an asset as of February 26, 2007 to recognize King’s assumption of the obligation, while continuing to carry the co-promote termination liability in the Company’s consolidated financial statements to recognize the Company’s legal obligation as primary obligor to Organon. This asset represents a non-interest bearing receivable for future payments to be made by King and is recorded at its fair value based on management’s estimate of future sales of AVINZA. As of September 30, 2009 and thereafter, the receivable and liability will remain equal and adjusted each quarter for changes in the estimated fair value of the obligation including for any changes in the estimate of future net AVINZA product sales. This receivable will be assessed on a quarterly basis for impairment (e.g., in the event King defaults on the assumed obligation to pay Organon). As of September 30, 2009 and December 31, 2008, the fair value of the co-promote termination liability (and the corresponding receivable) was determined using a discount rate of 15%.

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

A summary of the co-promote termination liability as of September 30, 2009 is as follows (in thousands):

Net present value of payments based on estimated future net AVINZA product sales as of December 31, 2008	$58,482
Assumed payments made by King or assignee	(6,559)
September 30, 2009 fair value adjustment of estimated future payments based on estimated future net AVINZA product sales	5,376

Total co-promote termination liability as of September 30, 2009	57,299
Less: current portion of co-promote termination liability as of September 30, 2009	(11,925)

Long-term portion of co-promote termination liability as of September 30, 2009	$45,374

5. Property Leases

In August 2009, the Company entered into a lease termination agreement for its 82,500 square foot office and laboratory facility in San Diego, California, which had a lease term through November 2021. Under the terms of the termination agreement, the Company will pay a termination fee of $14.3 million as follows: $4.5 million was paid upon signing, $4.5 million in July 2010 and $5.3 million in April 2011. As a result, during the third quarter of 2009, the Company recorded lease termination costs of $15.2 million, which included the net present value of the lease termination payments of $14.3 million and $0.9 million of other costs associated with the lease termination. In addition, the Company entered into a new lease for a period of 27 months commencing October 2009, for premises consisting of approximately 30,000 square feet of office and lab space located in San Diego to serve as its new corporate headquarters. Under the terms of the new lease, the Company pays a basic annual rent of $1.2 million

(subject to an annual fixed percentage increase, as set forth in the agreement), plus other normal and necessary expenses associated with the lease.

The Company leases approximately 99,000 square feet in three facilities in Cranbury, New Jersey under leases that expire in 2016. The leases for the New Jersey facilities provide generally for scheduled rent increases, options to extend the leases with certain changes to the terms of the lease agreement, and refurbishment allowances. Commencing September 2009, the Company sublet 5,100 square feet of space through August 2014. As of September 30, 2009, the Company expects to receive $0.5 million in aggregate future lease payments over the duration of the sublease agreement.

The Company also leases an office and research facility in San Diego, California under an operating lease arrangement through July 2015. Commencing January 2008, the Company sublet this facility through July 2015 and fully vacated this facility in February 2008. The lease agreement provides for increases in annual rents based on changes in the Consumer Price Index or fixed percentage increases ranging from 3% to 7%. The sublease agreement provides for a 3% increase in annual rents. As of September 30, 2009, the Company expects to receive aggregate future minimum lease payments totaling $5.1 million (nondiscounted) over the duration of the sublease agreement. The Company recorded a net charge to operating expenses of $4.3 million for exit costs when it fully ceased use of this facility in the first quarter of 2008. The net charge consisted of a $6.5 million charge for future rent payments offset by a $2.3 million reversal of deferred rent. As of September 30, 2009 and December 31, 2008, $5.6 million and $6.0 million, respectively, has been recorded as a liability for these exit costs on the condensed consolidated balance sheets.

6. Litigation

The SEC issued a formal order of private investigation dated September 7, 2005, which was furnished to the Company’s legal counsel on September 29, 2005, to investigate the circumstances surrounding the Company’s restatement of its consolidated financial statements for the years ended December 31, 2002 and 2003, and for the first three quarters of 2004. In April 2009, the Company received notification from the SEC that it had completed its investigation and was not recommending enforcement action at this time against the Company relating to the previously disclosed SEC investigation in connection with the restatement of the Company’s financial statements as of and for the years ended December 31, 2002 and 2003 and for the first three quarters of 2004. As a result, in April 2009, the Company received $10.3 million from a restricted indemnity account which had been established in a trust account with Dorsey & Whitney LLP, counsel to the Company’s independent directors and to the Audit Committee of the Company’s Board of Directors, to support the Company’s indemnification obligations to continuing and departing directors in connection with the SEC investigation and related matters.

On March 4, 2008, The Rockefeller University (Rockefeller) filed suit against the Company alleging, among other things, a breach by the Company of their September 30, 1992 license agreement with Rockefeller, as well as other causes of action for unjust enrichment, quantum meruit, specific performance to perform an audit and declaratory relief. In February 2009, the Company reached a settlement with Rockefeller whereby the parties resolved all disputes that have arisen between them, including Rockefeller’s primary claim relating to the development of PROMACTA as well the Company’s counterclaims. As part of the settlement, the parties executed mutual releases and agreed to jointly seek dismissal with prejudice of all claims, demands and causes of action, whether known or unknown, arising out of or based upon the license agreement, the ongoing litigation, PROMACTA, LGD-4665, and any other compound developed by the Company that was subject to the license agreement. The Company also agreed to pay Rockefeller $5.0 million immediately upon settlement, $1.0 million on or before February 10, 2010, $1.0 million on or before February 10, 2011, and 50% of any milestone payment and 5.88% to 7.0% of certain royalties, in each case received by the Company pursuant to an agreement with SmithKline Beecham Corporation (now known as GlaxoSmithKline) entered into on December 29, 1994. The Company also agreed to pay Rockefeller 1.5% of world-wide net sales of LGD-4665 as certain payments are received by the Company pursuant to its agreement with SmithKline Beecham Corporation entered into on December 17, 2008. As of September 30, 2009, the Company has recorded a liability of $2.0 million related to the settlement, of which $1.0 million is included in other long-term liabilities.

On October 10, 2008, the Company received notice that a putative class action complaint was filed in the Superior Court of New Jersey, Mercer County (Equity Division) by Allen Heilman, one of Phamacopeia’s stockholders, against Pharmacopeia, the members of its Board of Directors, Ligand and two of Ligand’s wholly owned subsidiaries. The complaint generally alleged that Pharmacopeia’s Board of Directors’ decision to enter into the proposed transaction with Ligand on the terms contained in the merger agreement constitutes a breach of fiduciary duty and gives rise to other unspecified state law claims. The complaint also alleged that Ligand and two of Ligand’s wholly owned subsidiaries aided and abetted Pharmacopeia’s Board of Directors’ breach of fiduciary duty. In addition, the complaint alleged that the named plaintiff sought “equitable relief,” including among other things, an order preliminarily and permanently enjoining the proposed transaction. While management believes that neither Ligand nor Pharmacopeia engaged in any wrongful acts, in an effort to minimize the cost and expense of any litigation, the parties entered into a stipulation of settlement, pursuant to which Pharmacopeia agreed to make certain additional disclosures in its SEC Form 14d-9 and not oppose a fee award to plaintiffs’ attorneys of up to $180,000, which is included in current portion of accrued litigation settlement costs at September 30, 2009. On October 20, 2009, the court granted final approval of the stipulation of settlement and dismissed the class action with prejudice.

On September 9, 2009, the Company received notice that a class action complaint was filed in the Connecticut Superior Court for the Judicial District of New Haven by Gabriel Guzman, one of Neurogen’s stockholders, against Neurogen, the members of its Board of Directors, Ligand and one of Ligand’s wholly owned subsidiaries. The amended complaint generally alleged that Neurogen’s Board of Directors’ decision to enter into the transaction with Ligand on the terms contained in the merger agreement constituted a breach of fiduciary duty. The amended complaint also alleges that Ligand and one of Ligand’s wholly owned subsidiaries aided and abetted Neurogen’s Board of Directors’ breach of fiduciary duty. Management believes that neither Ligand nor Neurogen engaged in any wrongful acts and on October 22, 2009, the Company filed a motion to strike the complaint.

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

$70,334

8. Warrant Liability

In connection with the acquisition of Pharmacopeia, Inc., the Company assumed approximately 867,637 warrants (as adjusted as a result of the merger from the original 1,450,000) to purchase its common stock. To qualify as permanent equity, an equity derivative must permit the issuer to settle in unregistered shares. Under securities law, if the warrants were issued in connection with a public offering and have a cash settlement feature at the holder’s option, a company does not have the ability to settle in unregistered shares. Therefore, the warrants cannot be classified as permanent equity and are instead classified as a liability. The warrants issued as part of Pharmacopeia’s equity financing in October 2006 meet this criteria, and have been recorded as a liability in the accompanying balance sheet. The fair value of the warrants is remeasured at each reporting date until the warrants are exercised or have expired. Changes in the fair value of the warrants are reported in the statement of operations as income (decreases) or expense (increases). At September 30, 2009 and December 31, 2008, the fair value of the warrants was approximately $0.6 million and $0.7 million, respectively, and included in accrued liabilities.

The fair value of the warrants was calculated using the Black-Scholes option-pricing model with the following assumptions at September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008
Risk-free interest rate	1.5%	1.0%
Dividend yield	—	—
Expected volatility	84%	78%
Expected term	2.6 years	3.3 years

9. Note Payable

In December 2006, Pharmacopeia, Inc. entered into a loan and security agreement (the Line of Credit) with a lending institution to provide up to a total of $5.0 million in funding in the form of term loans, from time to time through December 2008. Term loans secured by laboratory equipment have a fixed term of 48 months. Term loans secured by all other collateral categories have a fixed term of 36 months.

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

10. Common Stock Subject to Conditional Redemption

During the three months ended March 31, 2009, the Company earned a milestone from Pfizer, Inc. (Pfizer). In April 2009, pursuant to the Company’s 1991 research agreement and 1996 settlement agreement with Pfizer, Pfizer elected to pay the milestone by returning 323,338 shares of stock it owns in the Company, which at the date the milestone was earned had a market value of $0.9 million. Ligand retired the tendered shares in May 2009. The difference between the fair value of the shares tendered and the carrying value of such shares based on the contractual exchange ratio, approximately $3.1 million, was credited to additional paid-in capital. The Company is entitled to royalties on future sales from Pfizer, which pursuant to the 1996 settlement agreement, Pfizer may elect to pay by returning up to 674,230 shares of stock it owns in Ligand.

11. Termination of Collaboration Agreement

On July 29, 2009, the Company and N.V. Organon, which was acquired by Schering-Plough in November 2007, mutually agreed to terminate the research collaboration under their collaboration and license agreement pursuant to which the parties agreed to work collaboratively to discover, develop and commercialize therapeutic products across a broad range of indications. As a result of the termination, Organon will continue to fund research collaboration activities on those targets currently under investigation through December 2009, and the Company is eligible to receive potential milestone payments and royalties under certain circumstances. The Company recognized $4.4 million of revenue under the collaboration agreement for the nine months ended September 30, 2009.

12. Acquisition of Neurogen

On August 23, 2009, the Company and its direct wholly owned susidiary, Neon Signal, LLC, entered into a merger agreement with Neurogen Corporation. Pursuant to the terms of the merger agreement, the Company will acquire Neurogen and in exchange the Company will issue to Neurogen stockholders a number of shares of the Company’s common stock equal to approximately $11 million based on the twenty-day volume weighted average closing price of the Company’s common stock shortly prior to the Neurogen stockholders meeting with respect to the merger. In connection with the merger, Neurogen’s stockholders will also receive contingent value rights that entitle them to cash and/or shares of third-party stock under certain circumstances. The merger is subject to customary closing conditions, including obtaining the approval of Neurogen’s stockholders.

13. Acquisition of Metabasis

On October 26, 2009, the Company entered into a definitive merger agreement under which the Company will acquire all of the outstanding shares of Metabasis Therapeutics, Inc (“Metabasis”). Pursuant to the terms of the merger agreement, Metabasis stockholders will receive a cash payment at the closing of the transaction of approximately $3.2 million, less Metabasis’ estimated net liabilities at closing and an amount to be deposited in the stockholders’ representative’s fund. In addition, Metabasis stockholders will receive for each Metabasis share four tradable Contingent Value Rights (“CVRs”) that will be registered on a Form S-4 registration statement to be filed by the Company with the Securities and Exchange Commission. The CVRs will entitle Metabasis stockholders to cash payments as frequently as every six months as cash is received by the Company from proceeds from the sale or partnering of any of the Metabasis drug development programs, among other triggering events. The Company has also committed to spend at least $8 million in new research and development funding on the Metabasis programs within 42 months following the closing of the transaction. The merger is subject to customary closing conditions, including obtaining the approval of Metabasis’ stockholders.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Caution: This discussion and analysis may contain predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties, including those discussed in Item 1A “Risk Factors.” This outlook represents our current judgment on the future direction of our business. These statements include those related to our AVINZA and PROMACTA royalty revenues, product returns, and product development. Actual events or results may differ materially from our expectations. For example, there can be no assurance that our revenues or expenses will meet any expectations or follow any trend(s), that we will be able to retain our key employees or that we will be able to enter into any strategic partnerships or other transactions or close our announced merger transactions. We cannot assure you that we will receive expected AVINZA and PROMACTA royalties to support our ongoing business or that our internal or partnered pipeline products will progress in their development, gain marketing approval or achieve success in the market. In addition, ongoing or future arbitration, or litigation or disputes with third parties may have a material adverse effect on us. Such risks and uncertainties, and others, could cause actual results to differ materially from any future performance suggested. We undertake no obligation to release publicly the results of any revisions to these forward-looking statements to reflect events or circumstances arising after the date of this quarterly report. This caution is made under the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended.

Our trademarks, trade names and service marks referenced herein include Ligand. Each other trademark, trade name or service mark appearing in this quarterly report belongs to its owner.

References to Ligand Pharmaceuticals Incorporated (“Ligand,” the “Company,” “we” or “our”) include our wholly owned subsidiaries — Ligand Pharmaceuticals (Canada) Incorporated; Ligand Pharmaceuticals International, Inc.; Seragen, Inc. (“Seragen”); Nexus Equity VI LLC (“Nexus”); and Pharmacopeia, LLC.

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

On August 23, 2009, we entered into a definitive merger agreement with Neurogen Corporation, or Neurogen. Pursuant to the terms of the merger agreement, we would acquire Neurogen and in exchange we would issue to Neurogen stockholders a number of shares of our common stock equal to approximately $11 million based on the twenty-day volume weighted average closing price of our common stock shortly prior to the Neurogen stockholders meeting with respect to the merger, but not to exceed a total of 4.2 million shares of our common stock. In connection with the merger, Neurogen’s stockholders would also receive contingent value rights that entitle them to cash and/or shares of third-party stock under certain circumstances. The merger is subject to customary closing conditions, including obtaining the approval of Neurogen’s stockholders. Neurogen is a drug development company historically focusing on small-molecule drugs to improve the lives of patients suffering from psychiatric and neurological disorders with significant unmet medical need.

On October 26, 2009, we entered into a definitive merger agreement under which we would acquire all of the outstanding shares of Metabasis Therapeutics, Inc., or Metabasis. Under the transaction, Metabasis stockholders would receive a cash payment at the closing of the transaction of approximately $3.2 million, less Metabasis’ estimated net liabilities at closing and an amount to be deposited in the stockholders’ representative’s fund. In addition, Metabasis stockholders would receive for each Metabasis share four tradable Contingent Value Rights (“CVRs”) that would be registered on a Form S-4 registration statement to be filed by us with the Securities and Exchange Commission. The CVRs would entitle Metabasis stockholders to cash payments as frequently as every six months as cash is received by us from proceeds from the sale or partnering of any of the Metabasis drug development programs, among other triggering events. We also committed to spend at least $8 million in new research and development funding on the Metabasis programs within 42 months following the closing of the transaction. The merger is subject to customary closing conditions, including obtaining the approval of Metabasis’ stockholders. Metabasis is a biopharmaceutical company with a product pipeline for metabolic diseases such as diabetes and hyperlipidemia, and for the treatment of liver diseases such as hepatitis and primary liver cancer.

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

In November 2008, the U.S. Food and Drug Administration, or FDA, granted approval of GSK’s PROMACTA for the treatment of thrombocytopenia in patients with chronic immune (idiopathic) thrombocytopenic purpura, or ITP, who have had an insufficient response to corticosteroids, immunoglobulins or splenectomy. PROMACTA is the first oral thrombopoietin, or TPO, receptor agonist therapy for the treatment of adult patients with chronic ITP. As a result of the FDA’s approval of PROMACTA, we are entitled to receive tiered royalties on annual net sales of PROMACTA. As part of a settlement agreement and mutual release we entered into on February 11, 2009 with The Rockefeller University, or Rockefeller, we agreed to pay a share of such royalties to Rockefeller. Accordingly, after paying Rockefeller, we are entitled to retain tiered royalties in the range of 4.7%—9.3% on annual net sales of PROMACTA.

We also have the potential to receive near-term royalties on product candidates resulting from our research and development collaboration arrangements with third party pharmaceutical companies if and when any such product candidate is ultimately approved by the FDA and successfully marketed. Our near-term product candidates are discussed below.

In March 2009, Pfizer received approval from the European Commission (EC) for FABLYN (lasofoxifene) Tablets, a selective estrogen receptor modulator (SERM) for the treatment of osteoporosis in post-menopausal women at increased risk of fracture. As a result, we earned a milestone which, pursuant to our 1991 research agreement and 1996 settlement agreement with Pfizer, Pfizer elected to pay by returning 323,338 shares of stock it owns in Ligand, which at the date the milestone was earned had a market value of $0.9 million. We are entitled to royalties from Pfizer on future sales, which pursuant to the 1996 settlement agreement, Pfizer may elect to pay by returning up to 674,230 shares of stock it owns in Ligand. Pfizer also submitted an NDA for osteoporosis treatment in December 2007. In September 2008, the FDA Advisory Committee voted 9-3 in favor of approval of this drug and in January 2009, Pfizer received a complete response letter from the FDA requesting additional information for FABLYN. Pfizer is reviewing the letter and intends to work with the FDA to determine the appropriate next steps regarding its application. Pfizer has also submitted NDAs for osteoporosis prevention and vaginal atrophy, and the FDA issued non-approvable letters for both NDAs. Under the terms of our agreement with Pfizer, we are entitled to receive royalty payments equal to 6% of worldwide net sales of lasofoxifene for any indication. We previously sold to Royalty Pharma AG, or Royalty Pharma, the rights to 3% of net sales of lasofoxifene for a period of ten years following the first commercial sale of lasofoxifene. Accordingly, after paying Royalty Pharma, we are entitled to retain approximately 3% of worldwide net annual sales of lasofoxifene.

In December 2008, GSK submitted a marketing authorization application in the EU and international for Revolade (Eltrombopag) for the treatment of thrombocytopenia in patients with chronic immune (idiopathic) thrombocytopenic purpura, or ITP. EU action is anticipated in late 2009/early 2010. PROMACTA was recognized as “Best Biotechnology Product” by the Prix Galien USA committee on October 1, 2009.

Bazedoxifene is a product candidate that resulted from our collaboration with Wyeth. Bazedoxifene is a synthetic drug that was specifically designed to reduce the risk of osteoporotic fractures while at the same time protecting breast and uterine tissue. In April 2009, Wyeth received approval from the EC for CONBRIZA™ (bazefoxifene) for the treatment of post-menopausal osteoporosis in women at increased risk of fracture. As a result, we earned a $0.6 million milestone and are entitled to royalties on future sales. In June 2006, Wyeth submitted an NDA for bazedoxifene to the FDA for the prevention of postmenopausal osteoporosis. The FDA issued an approvable letter for bazedoxifene for this indication in April 2007. Wyeth received a second approvable letter in December 2007 and plans to have further discussions with the FDA to discuss the issues raised for the prevention indication. Wyeth also submitted a second NDA for bazedoxifene in the United States in July 2007 for the treatment of osteoporosis and a marketing authorization application (MAA) to the European Medicines Agency (EMEA) in September 2007 for the prevention and treatment of osteoporosis. Wyeth received a third approvable letter in the second quarter of 2008 for bazedoxifene for the treatment of osteoporosis. In the letter, the FDA requested information similar to that outlined in its approvable letter for bazedoxifene’s NDA for the prevention of postmenopausal osteoporosis issued in December 2007. This included further analyses concerning the incidence of stroke and venous thrombotic events. Wyeth indicated that it will file a complete response in 2009 and expects the FDA will convene an advisory committee to review the pending NDAs for both the treatment and prevention of postmenopausal osteoporosis with bazedoxifene.

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

Results of Operations

Total revenues for the three and nine months ended September 30, 2009 were $7.9 million and $25.0 million, respectively, compared to $5.2 million and $14.9 million for the same 2008 periods. We reported income from continuing operations of $1.1 million and a loss from continuing operations of $10.9 million for the three and nine months ended September 30, 2009, respectively, compared to losses from continuing operations of $9.1 million and $23.7 million for the same 2008 periods.

Royalty Revenue

Royalty revenues were $1.7 million and $6.4 million for the three and nine months ended September 30, 2009, respectively, compared to $5.2 million and $14.9 million for the same periods in 2008. The decreases in royalty revenues of $3.6 million and $8.5 million, respectively, for the three and nine months ended September 30, 2009, compared to the same periods in 2008, are primarily due to a reduction in the contractual royalty rate from 15% to 5% under our agreement with King for AVINZA sales, partially offset by PROMACTA royalties.

Collaborative Research and Development and Other Revenues

We recorded collaborative research and development and other revenues of $6.3 million and $18.6 million for the three and nine months ended September 30, 2009, respectively, compared to zero for the same periods in 2008. The increase of $6.3 million for the three months ended September 30, 2009, compared to the same period in 2008, is primarily due to collaboration revenues resulting from agreements acquired from Pharmacopeia. The increase of $18.6 million for the nine months ended September 30, 2009, compared to the same period in 2008, is primarily due to $14.3 million in collaboration revenues resulting from agreements acquired in the merger with Pharmacopeia, $3.9 million of milestones earned from GlaxoSmithKline, Pfizer, Schering-Plough and Wyeth and a $0.4 million license fee.

Research and Development Expenses

The major components of research and development expenses are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Internal research programs	$2,418	$4,463	$9,304	$12,315
Collaborative research	6,754	—	14,822	—
Development	749	1,702	5,618	7,392

Total research and development	$9,921	$6,165	$29,744	$19,707

Research and development expenses were $9.9 million and $29.7 million for the three and nine months ended September 30, 2009, respectively, compared to $6.2 million and $19.7 million for the same 2008 periods. The increase of $3.7 million for the three months ended September 30, 2009, compared to the same period in 2008, is primarily due to $6.8 million of costs associated with servicing our collaboration agreements partially offset by a $1.0 million reduction in clinical trial costs as we completed our ongoing LGD 4665 clinical trials, $1.0 million in reduced consulting and outside service costs associated with internal research programs and $1.0 million of litigation settlement costs related to The Rockefeller University that were recorded in the third quarter of 2008. The increase of $10.0 million for the nine months ended September 30, 2009, compared to the same period in 2008, is primarily due to $14.8 million of costs associated with servicing our collaboration agreements partially offset by $2.3 million in reduced consulting and outside service costs associated with internal research programs as well as $1.8 million reduction in drug supply costs associated with clinical trials.

A summary of our significant internal research and development programs as of September 30, 2009 is as follows:

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

General and Administrative Expenses

General and administrative expenses were $2.4 million and $12.2 million for the three and nine months ended September 30, 2009, respectively, compared to $5.9 million and $20.6 million for the same periods in 2008. The decrease of $3.5 million for the three months ended September 30, 2009, compared to the same period in 2008, is primarily due to $2.9 million of reduced legal expenses as settlements were reached with Rockefeller University and the Securities and Exchange Commission (SEC) in the first quarter of 2009 and $0.8 million of lower headcount costs as a result of staff reductions. The decrease of $8.4 million for the nine months ended September 30, 2009, compared to the same period in 2008, is primarily due to $4.1 million of expenses incurred during the first quarter of 2008 as a result of exiting a facility, reduced legal expenses of $4.0 million, lower headcount costs of $1.0 million and $0.8 million of costs associated with asset disposals in the third quarter of 2008. These decreases were partially offset by $1.9 million of costs associated with operating our New Jersey facility incurred as a result of our acquisition of Pharmacopeia in December 2008.

Lease Termination Costs

In August 2009, we entered into a lease termination agreement for our corporate facility in San Diego. Under the terms of the agreement, we will pay a termination fee of $14.3 million as follows: $4.5 million was paid upon signing, $4.5 million in July 2010 and $5.3 million in April 2011. As a result, during the third quarter of 2009, we recorded lease termination costs of $15.2 million, which includes the net present value of the lease termination payments of $14.3 million and $0.9 million of other costs associated with the lease termination.

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

Accretion of Deferred Gain on Sale Leaseback

On November 9, 2006, we sold real property located in San Diego, California for a sale price of $47.6 million. This property includes our corporate headquarter building totaling approximately 82,500 square feet, the land on which the building is situated, and two adjacent vacant lots. As part of the sale transaction, we agreed to leaseback the building for a period of 15 years. We recognized an immediate pre-tax gain on the sale transaction of $3.1 million and deferred a gain of $29.5 million on the sale of the building. The deferred gain was being recognized on a straight-line basis over the 15 year term of the lease at a rate of approximately $2.0 million per year. In August 2009, we entered into a lease termination agreement for this building. As a result, we recognized $20.4 million of accretion of deferred gain during the quarter ended September 30, 2009, and will recognize the remaining balance of the deferred gain through the term of our new building lease, which expires in December 2011. The amount of the deferred gain recognized for the three and nine months ended September 30, 2009 was $20.4 million and $21.4 million, respectively, compared to $0.5 million and $1.0 million, respectively, for the same periods in 2008.

Interest Income

Interest income was $0.2 million and $0.4 million for the three and nine months ended September 30, 2009, respectively, compared to $0.4 million and $1.9 million for the same periods in 2008. The decrease in interest income in 2009 compared to 2008 is primarily due to lower yields as a result of macro-economic conditions as well as lower cash and investment balances.

Income Taxes

We recorded no provision for income taxes for the three and nine months ended September 30, 2009 as we did not realize any taxable income from either continuing or discontinued operations.

We recorded income tax expense related to continuing operations of $3.0 million and $0.2 million for the three and nine months ended September 30, 2008, respectively. The income tax expense for the three months ended September 30, 2008 was recorded to offset income tax benefits recorded during the first half of 2008. The income tax expense for the nine months ended September 30, 2008 relates to the filing of amended state tax returns from previous years.

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

During the three and nine months ended September 30, 2009, we recognized a $0.1 million and a $0.6 million of pre-tax gain, respectively, due to subsequent changes in certain estimates and liabilities recorded as of the sale date. During the three and nine months ended September 30, 2008, we recognized $12.8 million and $12.6 million of pre-tax losses, respectively, due to $13.0 million of litigation settlement costs related to the Salk Institute for Biological Studies in addition to subsequent changes in certain estimates and liabilities recorded as of the sale date.

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

During the three and nine months ended September 30, 2009, we recognized pre-tax gains of $0.6 million and $5.3 million, respectively due to subsequent changes in certain estimates and liabilities recorded as of the sale date. During the three and nine months ended September 30, 2008, we recognized pre-tax gains of $0.1 million and $7.3 million, respectively, due to subsequent changes in certain estimates and liabilities recorded as of the sale date as well as the release of $8.1 million in funds from an escrow account related to the AVINZA sale.

Income Taxes

We recorded no provision for income taxes related to discontinued operations for the three and nine months ended September 30, 2009 as we did not realize any taxable income from discontinued operations.

For the three and nine months ended September 30, 2008, we recorded an income tax benefit on discontinued operations of $3.7 million and $0.5 million, respectively. The tax benefits were generated from a taxable loss from discontinued operations, which offset previous taxable gains.

Liquidity and Capital Resources

We have financed our operations through offerings of our equity securities, issuance of convertible notes, product sales and the subsequent sales of our commercial assets, royalties, collaborative research and development and other revenues, capital and operating lease transactions, accounts receivable factoring and equipment financing arrangements and investment income.

Working capital was $6.8 million at September 30, 2009 compared to $23.3 million at December 31, 2008. Available cash, cash equivalents and short-term investments totaled $44.2 million as of September 30, 2009 compared to $80.7 million as of December 31, 2008. We primarily invest our cash in certificates of deposit and United States government and investment grade corporate debt securities.

On July 19, 2007, we purchased $5.0 million of commercial paper issued by Golden Key Ltd. The investment was highly-rated and within our investment policy at the time of purchase, but during the third quarter of 2007, large credit rating agencies downgraded the quality of this security. In addition, as a result of not meeting certain liquidity covenants, the assets were assigned to a trustee who established a committee of the largest senior credit holders to determine the next steps. Subsequently, Golden Key defaulted on its obligation to settle the security on the stated maturity date of October 10, 2007. Based on available information, we currently estimate that we will be able to recover approximately $1.7 million on this security. Further, liquidity in the capital markets has continued to be volatile. Accordingly, we may be exposed to additional impairment for this investment until it is fully recovered.

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

In August 2009, we entered into a lease termination agreement for our corporate facility in San Diego. Under the terms of the agreement, we will pay a termination fee of $14.3 million as follows: $4.5 million was paid upon signing, $4.5 million in July 2010 and $5.3 million in April 2011. In addition, we entered into a new lease for a period of 27 months commencing October 2009, for premises consisting of office and lab space located in San Diego to serve as our new corporate headquarters.

Based on our current business outlook, we believe our currently available cash, cash equivalents, and short-term investments as well as our current and future royalty revenues will be sufficient to satisfy our anticipated operating and capital requirements through at least the next twelve months. Our future operating and capital requirements will depend on many factors, including, but not limited to: the pace of scientific progress in our research and development programs; the magnitude of these programs; the scope and results of preclinical testing and clinical trials; the time and costs involved in obtaining regulatory approvals; the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims; competing technological and market developments; the amount of royalties on sales of AVINZA and PROMACTA; the efforts of our collaborative partners; obligations under our operating lease agreements and lease termination agreement; and the capital requirements of any companies we may acquire, including Neurogen and Metabasis.

Operating Activities

Operating activities of continuing operations used cash of $32.5 million for the nine months ended September 30, 2009, compared to $26.8 million for the same period in 2008. The cash used in operating activities for the nine months ended September 30, 2009 includes $8.5 million of non-recurring litigation settlement payments to Rockefeller University and the Salk Institute as well as a $4.5 million lease termination payment.

The use of cash for the nine months ended September 30, 2009 reflects a net loss of $5.0 million, adjusted by $5.9 million of gain from discontinued operations and $15.3 million of non-cash items to reconcile the net income to net cash used in operations. These reconciling items primarily reflect the accretion of deferred gain on the sale leaseback of the building of $21.4 million and non-cash development milestones of $0.9 million, partially offset by the recognition of $2.4 million of stock-based compensation expense, depreciation of assets of $2.4 million, realized loss on investment of $0.1 million, non-cash lease costs of $0.3 million, write-off of acquired in-process research and development of $0.4 million and the amortization of acquired intangible assets of $1.5 million. The use of cash during the nine months ended September 30, 2009 is further impacted by changes in operating assets and liabilities due primarily to decreases in accounts payable and accrued liabilities of $0.4 million, a decrease in accrued litigation settlement costs of $7.5 million, an increase in accounts receivable, net of $2.1 million and a decrease in deferred revenue of $7.0 million partially offset by the release of our $10.1 million restricted indemnity account as a result of the completion of the SEC investigation and a further decrease in other current and long term assets of $0.6 million and an increase in other liabilities of $3.4 million. Net cash used in operating activities of discontinued operations was $3.3 million for the nine months ended September 30, 2009.

The use of cash for the nine months ended September 30, 2008 reflects a net loss of $28.5 million, adjusted by $4.8 million of gain from discontinued operations and $9.3 million of non-cash items to reconcile the net loss to net cash used in operations. These reconciling items primarily reflect the recognition of $2.8 million of stock-based compensation expense, depreciation of assets of $0.8 million, realized loss on investment of $1.4 million, non-cash lease costs of $5.0 million and the write-off of assets of $0.8 million, partially offset by the accretion of deferred gain on the sale leaseback of the building of $1.5 million. The use of cash during the nine months ended September 30, 2008 is further impacted by changes in operating assets and liabilities due primarily to decreases in accounts payable and accrued liabilities of $13.2 million and other liabilities of $0.6 million, partially offset by decreases in other current assets of $1.0 million. Net cash used in operating activities of discontinued operations was $3.3 million for the nine months ended September 30, 2008.

Investing Activities

Investing activities provided cash of $12.7 million for the nine months ended September 30, 2009, compared to $35.4 million of cash used for the same 2008 period.

Cash provided by investing activities during the nine months ended September 30, 2009 primarily reflects the net proceeds from the sale of short-term investments of $13.0 million, partially offset by purchases of property and equipment of $0.5 million. None of the cash used in investing activities for the nine months ended September 30, 2009 related to discontinued operations.

Cash used in investing activities during the nine months ended September 30, 2008 primarily reflects the net purchases of short-term investments of $43.1 million and $0.5 million of purchases of property and equipment. Net cash provided by investing activities of discontinued operations was $8.1 million for the nine months ended September 30, 2008.

Financing Activities

Financing activities used cash of $3.8 million for the nine months ended September 30, 2009, compared to $2.8 million for the same 2008 period.

Cash used for the nine months ended September 30, 2009 primarily reflects payments under equipment financing obligations of $0.4 million and the repayment of debt of $3.4 million related to an equipment line of credit acquired from Pharmacopeia that was paid off in January 2009.

Cash used for the nine months ended September 30, 2008 primarily reflects payments under equipment financing obligations of $1.3 million and repurchases of our common stock of $1.6 million.

None of the cash used in financing activities for the nine months ended September 30, 2009 and 2008 relates to discontinued operations.

Other

As part of certain of our strategic alliances with our research partners, we have received up-front cash payments and licenses to certain product candidates. In connection with these agreements, we are obligated to perform significant research and development activities over multiple years and as such, expect to incur significant costs performing such activities. The following table provides the period over which these research and development activities are to be provided, as well as the deferred revenue currently recorded for each agreement as of September 30, 2009:

Collaborative Agreement	Expiration of Initial Research Term	Deferred Revenue
2007 Schering-Plough Agreement	December 2009	$2,123
BMS Discovery Collaboration Agreement	December 2010	5,442
GSK Agreement	March 2011	4,033
Wyeth Agreement	December 2009	883
Cephalon Agreement	November 2009	11
Trevena Agreement	January 2011	753

Certain of our property and equipment is pledged as collateral under various equipment financing arrangements. As of September 30, 2009, $0.2 million was outstanding under such arrangements and classified as current. During January 2009, we paid off the remaining $3.4 million of financing obligations acquired from Pharmacopeia in December 2008.

In connection with the acquisition of Pharmacopeia on December 23, 2008, Pharmacopeia security holders received a contingent value right that entitles them to an aggregate cash payment of $15.0 million under certain circumstances.

Leases and Off-Balance Sheet Arrangements

We lease our office and research facilities under agreements accounted for as operating leases with varying terms through August 2016. The agreements provide for increases in annual rents based on changes in the Consumer Price Index or fixed percentage increases ranging from 3% to 7%. Commencing January 2008, we also sublease a portion of our facilities through July 2015. The sublease agreement provides for a 3% increase in annual rents.

Contractual Obligations

As of September 30, 2009, future minimum payments due under our contractual obligations are as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Equipment financing obligations (1)	$179	$179	$—	$—	$—
Operating lease obligations (2)	33,478	5,939	11,100	9,687	6,752
Consulting agreements	239	239	—	—	—
Lease termination payments	9,800	4,500	5,300	—	—
Co-promote termination liability (3)	—	—	—	—	—

Total contractual obligations	$43,696	$10,857	$16,400	$9,687	$6,752

(1) Includes interest payments as follows:	$7	$7	$—	$—	$—

(2)      We lease an office and research facility under an operating lease arrangement through July 2015. Commencing January 2008, we sublet this facility through July 2015. The sublease agreement provides for a 3% increase in annual rents. As of September 30, 2009, we expect to receive aggregate future minimum lease payments totaling $5.1 million (nondiscounted) over the duration of the sublease agreement as follows: less than one year, $0.8 million; one to three years, $1.7 million; three to five years, $1.8 million; and more than five years, $0.7 million.

(3)      Our co-promote termination obligation to Organon was assumed by King pursuant to the AVINZA Purchase Agreement. However, as Organon did not consent to the legal assignment of the obligation to King, we remain liable to Organon in the event of King’s default of the obligation. We have excluded payments under the co-promote termination liability from the table as amounts are expected to be reimbursed by King. As of September 30, 2009, the total estimated amount of the obligation is $57.3 million on an undiscounted basis.

As of September 30, 2009, we have net open purchase orders (defined as total open purchase orders at year end less any accruals or invoices charged to or amounts paid against such purchase orders) totaling approximately $3.2 million. We plan to spend approximately $0.1 million on capital expenditures during the remainder of 2009.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At September 30, 2009, our investment portfolio included fixed-income securities of $40.4 million. These securities are subject to interest rate risk and will decline in value if interest rates increase. However, due to the short duration of our investment portfolio, an immediate 10% change in interest rates is not expected to have a material impact on our financial condition, results of operations or cash flows. At September 30, 2009, we also have certain equipment financing arrangements with variable rates of interest. Due to the relative insignificance of such arrangements, however, an immediate 10% change in interest rates would have no material impact on our financial condition, results of operations, or cash flows. Declines in interest rates over time will, however, reduce our interest income, while increases in interest rates over time will increase our interest expense.

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

We and Seragen, Inc., our subsidiary, were named parties to Sergio M. Oliver, et al. v. Boston University, et al., a shareholder class action filed on December 17, 1998 in the Court of Chancery in the State of Delaware. We and Seragen were dismissed from the action, but such dismissal is subject to appeal and we and Seragen may have possible indemnification obligations with respect to certain defendants. As of September 30, 2009, we have not accrued an indemnification obligation based on our assessment that our responsibility for any such obligation is not probable or estimable.

On October 10, 2008, we received notice that a putative class action complaint was filed in the Superior Court of New Jersey, Mercer County (Equity Division) by Allen Heilman, one of Phamacopeia’s stockholders, against Pharmacopeia, the members of its Board of Directors, us and two of our wholly owned subsidiaries. The complaint generally alleged that Pharmacopeia’s Board of Directors’ decision to enter into the transaction with us on the terms contained in the merger agreement constituted a breach of fiduciary duty and gave rise to other unspecified state law claims. The complaint also alleged that we and two of our wholly owned subsidiaries aided and abetted Pharmacopeia’s Board of Directors’ breach of fiduciary duty. In addition, the complaint alleged that the named plaintiff sought “equitable relief,” including among other things, an order preliminarily and permanently enjoining the transaction. While we believe that neither Ligand nor Pharmacopeia engaged in any wrongful acts, in an effort to minimize the cost and expense of any litigation, the parties entered into a stipulation of settlement, pursuant to which Pharmacopeia agreed to make certain additional disclosures in its SEC Form 14d-9 and not oppose a fee award to plaintiffs’ attorneys of up to $180,000, which is included in current portion of accrued litigation settlement costs at September 30, 2009. On October 20, 2009, the court granted final approval of the stipulation of settlement and dismissed the class action with prejudice.

On September 9, 2009, the Company received notice that a class action complaint was filed in the Connecticut Superior Court for the Judicial District of New Haven by Gabriel Guzman, one of Neurogen’s stockholders, against Neurogen, the members of its Board of Directors, Ligand and one of Ligand’s wholly owned subsidiaries. The amended complaint generally alleged that Neurogen’s Board of Directors’ decision to enter into the transaction with us on the terms contained in the merger agreement constituted a breach of fiduciary duty. The amended complaint also alleges that Ligand and one of Ligand’s wholly owned subsidiaries aided and abetted Neurogen’s Board of Directors’ breach of fiduciary duty. Management believes that neither Ligand nor Neurogen engaged in any wrongful acts and on October 22, 2009, the Company filed a motion to strike the complaint.

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

Further, pursuant to the agreement with King, we are no longer be entitled to receive AVINZA royalties on a quarterly basis, but will collect royalties on an annual basis, which may adversely impact our cash flows.

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

The rate at which we complete our clinical trials depends on many factors, including, but not limited to, our ability to obtain adequate supplies of the products to be tested and patient enrollment. Patient enrollment is a function of many factors, including the size of the patient population, the proximity of patients to clinical sites and the eligibility criteria for the trial. Delays in patient enrollment for our trials may result in increased costs and longer development times. For example, the trial entitled “Eltrombopag To Reduce The Need For Platelet Transfusion In Subjects With Chronic Liver Disease And Thrombocytopenia Undergoing Elective Invasive Procedures (ELEVATE)” was suspended in October 2009 in accordance with an IDMC Recommendation. In addition, our collaborative partners have rights to control product development and clinical programs for products developed under the collaborations. As a result, these collaborative partners may conduct these programs more slowly or in a different manner than expected. Moreover, even if clinical trials are completed, we or our collaborative partners still may not apply for FDA approval in a timely manner or the FDA still may not grant approval.

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

Our operations have consumed substantial amounts of cash since inception. Clinical and preclinical development of drug candidates is a long, expensive and uncertain process. Also, we may acquire companies, businesses or products and the consummation of such acquisitions may consume additional cash. For example, as part of the consideration for our recent acquisition of Pharmacopeia we distributed approximately $9.3 million in cash to Pharmacopeia stockholders. Security-holders of Pharmacopeia also received contingent value rights under which we could be required to make an aggregate cash payment of $15.0 million to such security-holders under certain circumstances.

We believe that our capital resources, including our currently available cash, cash equivalents, and short-term investments as well as our current and future royalty revenues, will be adequate to fund our operations at their current levels at least for the next twelve months. However, changes may occur that would cause us to consume available capital resources before that time. Examples of relevant potential changes that could impact our capital resources include:

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

Our collaborative partners may change the focus of their development and commercialization efforts as the result of a merger. Pharmaceutical and biotechnology companies have historically re-evaluated their priorities from time to time, including following mergers and consolidations which are common in these industries, and two of our collaborative partners have recently entered into merger agreements. In October 2009, Wyeth, a collaborative partner of ours, and Pfizer announced that Pfizer had completed its acquisition of Wyeth in a cash and stock transaction. Furthermore, in March 2009, Schering-Plough Corporation, another of our collaborative partners, and Merck & Co., Inc., or Merck, announced that their boards of directors unanimously approved a definitive merger agreement pursuant to which Merck and Schering-Plough will combine, under the name Merck, in a stock and cash transaction. As a result of the consummation of these mergers, our collaborative partners may develop and commercialize, either alone or with others, products and services that are similar to or competitive with our alliance products. Furthermore, the ability of our alliance products to reach their potential could be limited if our collaborative partners reduce or fail to increase spending related to such products as a result of these mergers.

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

We were founded in 1987. We have incurred significant losses since our inception. As of September 30, 2009, our accumulated deficit was $684.6 million.

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

Any future material weaknesses or deficiencies in our internal control over financial reporting could harm stockholder and business confidence on our financial reporting, our ability to obtain financing and other aspects of our business.*

While no material weaknesses were identified as of September 30, 2009, we cannot assure you that material weaknesses will not be identified in future periods. The existence of one or more material weakness or significant deficiency could result in errors in our consolidated financial statements. Substantial costs and resources may be required to rectify any internal control deficiencies. If we fail to achieve and maintain the adequacy of our internal controls in accordance with applicable standards, we may be unable to conclude on an ongoing basis that we have effective internal controls over financial reporting. If we cannot produce reliable financial reports, our business and financial condition could be harmed, investors could lose confidence in our reported financial information, or the market price of our stock could decline significantly. In addition, our ability to obtain additional financing to operate and expand our business, or obtain additional financing on favorable terms, could be materially and adversely affected, which, in turn, could materially and adversely affect our business, our financial condition and the market value of our securities. Moreover, our reputation with customers, lenders, investors, securities analysts and others may be adversely affected.

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

We agreed to indemnify Eisai, the purchaser of our Oncology product line, for damages suffered by Eisai arising from any breach of our representations, warranties, covenants or obligations in the asset purchase agreement. Our obligation to indemnify Eisai extends beyond the closing of the sale of our Oncology product line in October 2006 up to, in some cases, 36 months and, in other cases, until the expiration of the applicable statute of limitations. In a few instances, our obligation to indemnify Eisai survives in perpetuity.

Under the asset purchase agreements, our exposure for any indemnification claim brought by Eisai is limited to $30.0 million. However, in certain matters, our indemnification obligation is not subject to the foregoing limits on liability. For example, we are obligated to indemnify King, without limitation, for all liabilities arising under certain agreements with Catalent Pharma Solutions related to the manufacture of AVINZA. Similarly, we are obligated to indemnify Eisai, without limitation, for all liabilities related to certain claims regarding promotional materials for the ONTAK and Targretin drug products. We cannot predict the liabilities that may arise as a result of these matters. Any claims related to our indemnification obligations to King or Eisai could materially and adversely affect our financial condition.

As previously disclosed, in connection with the AVINZA sale transaction, King assumed our obligation to make payments to Organon based on net sales of AVINZA (the fair value of which was $57.3 million as of September 30, 2009). As Organon did not consent to the legal assignment of the co-promote termination obligation from us to King, we remain liable to Organon in the event King defaults on this obligation. Any requirement to pay a material amount to Organon, could adversely affect our business and the price of our securities.

The sale of our commercial product lines does not relieve us of exposure to product liability risks on products we sold prior to divesting these product lines. For example, such products may need to be recalled to address regulatory issues. A successful product liability claim or series of claims brought against us could result in payment of significant amounts of money and divert management’s attention from running our business.

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

We may undertake strategic acquisitions in the future and any difficulties from integrating such acquisitions could adversely affect our stock price, operating results and results of operations.*

We may acquire companies, businesses and products that complement or augment our existing business, including Neurogen. We may not be able to integrate any acquired business successfully or operate any acquired business profitably. Integrating any newly acquired business could be expensive and time-consuming. Integration efforts often take a significant amount of time, place a significant strain on managerial, operational and financial resources and could prove to be more difficult or expensive than we predict. The diversion of our management’s attention and any delay or difficulties encountered in connection with any future acquisitions we may consummate could result in the disruption of our on-going business or inconsistencies in standards and controls that could negatively affect our ability to maintain third-party relationships. Moreover, we may need to raise additional funds through public or private debt or equity financing, or issue additional shares, to acquire any businesses or products, which may result in dilution for stockholders or the incurrence of indebtedness.

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

ITEM 6.	EXHIBITS

Exhibit Number	Description

2.1(1)	Agreement and Plan of Merger, by and among the Company, Pharmacopeia, Inc., Margaux Acquisition Corp. and Latour Acquisition, LLC, dated as of September 24, 2008.

2.2(2)	Agreement and Plan of Merger, by and among the Company, Neurogen Corporation and Neon Signal, LLC, dated as of August 23, 2009.

2.3(3)	Amendment to Agreement and Plan of Merger, by and among the Company, Neurogen Corporation, and Neon Signal, LLC, dated September 18, 2009.

2.4(3)	Amendment No. 2 to Agreement and Plan of Merger, by and among the Company, Neurogen Corporation, and Neon Signal, LLC, dated November 2, 2009.

3.1(4)	Amended and Restated Certificate of Incorporation of the Company (Filed as Exhibit 3.1).

3.2(4)	Bylaws of the Company, as amended (Filed as Exhibit 3.3).

3.3(5)	Amended Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Company (Filed as Exhibit 3.3).

3.4(6)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company dated June 14, 2000 (Filed as Exhibit 3.5).

3.5(7)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company dated June 30, 2004 (Filed as Exhibit 3.6).

3.6(8)	Amendment of the Bylaws of the Company dated November 8, 2005 (Filed as Exhibit 3.1).

3.7(9)	Amendment of Bylaws of the Company dated December 4, 2007 (Filed as Exhibit 3.1).

4.1(10)	Specimen stock certificate for shares of Common Stock of the Company.

4.2(11)	Pledge Agreement dated November 26, 2002, between the Company and J.P. Morgan Trust Company, National Association (Filed as Exhibit 4.5).

4.3(11)	Control Agreement dated November 26, 2002, among the Company, J.P. Morgan Trust Company, National Association and JP Morgan Chase Bank (Filed as Exhibit 4.6).

4.4(12)	2006 Preferred Shares Rights Agreement, by and between the Company and Mellon Investor Services LLC, dated as of October 13, 2006 (Filed as Exhibit 4.1).

10.323 †	Research Collaboration Termination Agreement, between the Company and N.V. Organon, dated as of July 29, 2009, filed herewith.

10.324(13)	Lease, between the Company and HCP TPSP, LLC, dated August 7, 2009.

10.325(13)	Lease Termination Agreement, between the Company and TPSC IX, LLC, dated August 7, 2009.

10.326(2)	Form of Aplindore Contingent Value Rights Agreement.

10.327(2)	Form of H3 Contingent Value Rights Agreement.

10.328(2)	Form of Merck Contingent Value Rights Agreement.

10.329(2)	Form of Real Estate Contingent Value Rights Agreement.

10.330(2)	Form of Voting Agreement, entered into with the Company by each of Warburg Pincus Private Equity VIII, L.P., Stephen R. Davis, Julian C. Baker, Baker/Tisch Investments, L.P., Baker Bros. Investments, L.P., Baker Bros. Investments II, L.P., Baker Biotech Fund I, L.P., Baker Brothers Life Sciences, L.P. and FBB Associates, dated August 23, 2009 (as to first two persons) or August 22, 2009 (as to last seven persons).

10.331 †	Amendment No. 2 to Product Development and Commercialization Agreement, by and among SmithKline Beecham Corporation, doing business as GlaxoSmithKline, Glaxo Group Limited, and Pharmacopeia, LLC, a wholly owned subsidiary of the Company, filed herewith.

31.1	Certification by Principal Executive Officer, pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer, pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted from this quarterly report and submitted separately to the Securities and Exchange Commission.

(1)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on September 26, 2008.

(2)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on August 24, 2009.

(3)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on November 6, 2009.

(4)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Registration Statement on Form S-4 (No. 333-58823) filed on July 9, 1998.

(5)	This exhibit was previously filed as part of and is hereby incorporated by reference to same numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 1999.

(6)	This exhibit was previously filed as part of, and are hereby incorporated by reference to the numbered exhibit filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

(7)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004.

(8)	This exhibit was previously filed as part of, and is being incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on November 14, 2005.

(9)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on December 6, 2007.

(10)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Registration Statement on Form S-1 (No. 33-47257) filed on April 16, 1992 as amended.

(11)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Registration Statement on Form S-3 (No. 333-102483) filed on January 13, 2003, as amended.

(12)	This exhibit was previously filed as part of, and is being incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on October 17, 2006.

(13)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on August 11, 2009.

LIGAND PHARMACEUTICALS INCORPORATED

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 9, 2009	By:	/s/ John P. Sharp
John P. Sharp
Vice President , Finance and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description

2.1(1)	Agreement and Plan of Merger, by and among the Company, Pharmacopeia, Inc., Margaux Acquisition Corp. and Latour Acquisition, LLC, dated as of September 24, 2008.

2.2(2)	Agreement and Plan of Merger, by and among the Company, Neurogen Corporation and Neon Signal, LLC, dated as of August 23, 2009.

2.3(3)	Amendment to Agreement and Plan of Merger, by and among the Company, Neurogen Corporation, and Neon Signal, LLC, dated September 18, 2009.

2.4(3)	Amendment No. 2 to Agreement and Plan of Merger, by and among the Company, Neurogen Corporation, and Neon Signal, LLC, dated November 2, 2009.

3.1(4)	Amended and Restated Certificate of Incorporation of the Company (Filed as Exhibit 3.1).

3.2(4)	Bylaws of the Company, as amended (Filed as Exhibit 3.3).

3.3(5)	Amended Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Company (Filed as Exhibit 3.3).

3.4(6)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company dated June 14, 2000 (Filed as Exhibit 3.5).

3.5(7)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company dated September 30, 2004 (Filed as Exhibit 3.6).

3.6(8)	Amendment of the Bylaws of the Company dated November 8, 2005 (Filed as Exhibit 3.1).

3.7(9)	Amendment of Bylaws of the Company dated December 4, 2007 (Filed as Exhibit 3.1).

4.1(10)	Specimen stock certificate for shares of Common Stock of the Company.

4.2(11)	Pledge Agreement dated November 26, 2002, between the Company and J.P. Morgan Trust Company, National Association (Filed as Exhibit 4.5).

4.3(11)	Control Agreement dated November 26, 2002, among the Company, J.P. Morgan Trust Company, National Association and JP Morgan Chase Bank (Filed as Exhibit 4.6).

4.4(12)	2006 Preferred Shares Rights Agreement, by and between the Company and Mellon Investor Services LLC, dated as of October 13, 2006 (Filed as Exhibit 4.1).

10.323 †	Research Collaboration Termination Agreement, between the Company and N.V. Organon, dated as of July 29, 2009, filed herewith.

10.324(13)	Lease, between the Company and HCP TPSP, LLC, dated August 7, 2009.

10.325(13)	Lease Termination Agreement, between the Company and TPSC IX, LLC, dated August 7, 2009.

10.326(2)	Form of Aplindore Contingent Value Rights Agreement.

10.327(2)	Form of H3 Contingent Value Rights Agreement.

10.328(2)	Form of Merck Contingent Value Rights Agreement.

10.329(2)	Form of Real Estate Contingent Value Rights Agreement.

10.330(2)	Form of Voting Agreement, entered into with the Company by each of Warburg Pincus Private Equity VIII, L.P., Stephen R. Davis, Julian C. Baker, Baker/Tisch Investments, L.P., Baker Bros. Investments, L.P., Baker Bros. Investments II, L.P., Baker Biotech Fund I, L.P., Baker Brothers Life Sciences, L.P. and FBB Associates, dated August 23, 2009 (as to first two persons) or August 22, 2009 (as to last seven persons).

10.331 †	Amendment No. 2 to Product Development and Commercialization Agreement, by and among SmithKline Beecham Corporation, doing business as GlaxoSmithKline, Glaxo Group Limited, and Pharmacopeia, LLC, a wholly owned subsidiary of the Company, filed herewith.

31.1	Certification by Principal Executive Officer, Pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer, Pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted from this quarterly report and submitted separately to the Securities and Exchange Commission

(1)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on September 26, 2008.

(2)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on August 24, 2009.

(3)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on November 6, 2009.

(4)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Registration Statement on Form S-4 (No. 333-58823) filed on July 9, 1998.

(5)	This exhibit was previously filed as part of and is hereby incorporated by reference to same numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 1999.

(6)	This exhibit was previously filed as part of, and are hereby incorporated by reference to the numbered exhibit filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

(7)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004.

(8)	This exhibit was previously filed as part of, and is being incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on November 14, 2005.

(9)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on December 6, 2007.

(10)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Registration Statement on Form S-1 (No. 33-47257) filed on April 16, 1992 as amended.

(11)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Registration Statement on Form S-3 (No. 333-102483) filed on January 13, 2003, as amended.

(12)	This exhibit was previously filed as part of, and is being incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on October 17, 2006.

(13)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on August 11, 2009.