Form 10-K
period 2009-12-31
LIGAND PHARMACEUTICALS INC
filed 2010-03-03
CIK 886163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Mark One

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to             .

Commission File No. 001-33093

LIGAND PHARMACEUTICALS INCORPORATED

(Exact name of registrant as specified in its charter)

Delaware	77-0160744
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

11085 North Torrey Pines Rd., Suite 300 San Diego, CA	92121
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (858) 550-7500

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $.001 per share	The NASDAQ Global Market of The NASDAQ Stock Market LLC
Preferred Share Purchase Rights	The NASDAQ Global Market of The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-accelerated Filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the Registrant’s voting and non-voting stock held by non-affiliates was approximately $288.6 million based on the last sales price of the Registrant’s Common Stock on the NASDAQ Global Market of the NASDAQ Stock Market LLC on June 30, 2009. For purposes of this calculation, shares of Common Stock held by directors, officers and 10% stockholders known to the Registrant have been deemed to be owned by affiliates which should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant or that such person is controlled by or under common control with the Registrant.

As of February 11, 2010, the Registrant had 117,335,286 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s 2010 Annual Meeting of Stockholders to be filed with the Commission on or before April 29, 2010 are incorporated by reference in Part III of this Annual Report on Form 10-K. With the exception of those portions that are specifically incorporated by reference in this Annual Report on Form 10-K, such Proxy Statement shall not be deemed filed as part of this Report or incorporated by reference herein.

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

Caution: This discussion and analysis may contain predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties, including those discussed in Item 1A. “Risk Factors.” This outlook represents our current judgment on the future direction of our business. These statements include those related to our AVINZA and PROMACTA royalty revenues, collaborative revenues and milestones and product development. Actual events or results may differ materially from Ligand’s expectations. For example, there can be no assurance that our revenues or expenses will meet any expectations or follow any trend(s), that we will be able to retain our key employees or that we will be able to enter into any strategic partnerships or other transactions. We cannot assure you that we will receive expected AVINZA and PROMACTA royalties or other revenues to support our ongoing business or that our internal or partnered pipeline products will progress in their development, gain marketing approval or achieve success in the market. In addition, future arbitration, litigation or disputes with third parties may have a material adverse effect on us. Such risks and uncertainties, and others, could cause actual results to differ materially from any future performance suggested. We undertake no obligation to release publicly the results of any revisions to these forward-looking statements to reflect events or circumstances arising after the date of this annual report. This caution is made under the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended.

References to “Ligand Pharmaceuticals Incorporated”, “Ligand”, the “Company”, “we” or “our” include our wholly owned subsidiaries—Ligand Pharmaceuticals International, Inc.; Seragen, Inc., or Seragen; Pharmacopeia, LLC; Neurogen Corporation and Nexus Equity VI LLC, or Nexus.

We were incorporated in Delaware in 1987. Our principal executive offices are located at 11085 North Torrey Pines Road, Suite 300, San Diego, California, 92121. Our telephone number is (858) 550-7500.

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

Our business strategy includes targeted internal drug research and early-stage development capabilities. We believe we have promising product candidates throughout our internal development programs. We also have research and development collaborations for our product candidates with numerous global pharmaceutical companies. These collaborations include ongoing clinical programs at Bristol-Myers Squibb, or BMS, GlaxoSmithKline, or GSK, Pfizer, Merck & Co., or Merck, Roche, Cephalon and Celgene. These partnered product candidates are being studied for the treatment of large market indications such as thrombocytopenia, rheumatoid arthritis, chronic obstructive pulmonary disease, or COPD, asthma, osteoporosis, menopausal symptoms and Alzheimer’s disease as summarized in the following tables.

Table 1: Pipeline Overview

Marketed	Under FDA/EU Review	Phase III

ITP – Eltrombopag/PROMACTA (GSK)	Osteoporosis – Bazedoxifene (Pfizer)	Hepatitis C – Eltrombopag (GSK)

Chronic Pain – Avinza (King)	Osteoporosis – Lasofoxifene (Pfizer)	Menopausal symptoms – Bazedoxifene+Premarin (Pfizer)

Acadesine – Coronary Artery Bypass Graft (CABG) (Pericor and Merck)

Phase II	Phase I	Preclinical/Research

Leukemia (AML & ALL) – Dinaciclib (Merck)	Advanced Myelodysplastic Syndrome (MDS) or Secondary Acute Myeloid Leukemia After MDS – Eltrombopag (GSK)	HepDirect nucleoside for hepatitis C (Roche)

Mantle Cell Lymphoma or B-Cell Chronic Lymphocytic Leukemia – Dinaciclib (Merck)	Sarcoma – Eltrombopag (GSK)	Hematological-Erythropoietin receptor small molecule agonist

Advanced Breast and Lung Cancers – Dinaciclib (Merck)	Alzheimer’s – Beta secretase (BACE) inhibitor (Merck)	Diabetes – Glucagon receptor antagonist

COPD and Asthma – PS291822 (Merck)	Muscle wasting – LGD-4033 (unpartnered)	Hyperlipidemia – Thyroid receptor beta agonist

RA, psoriasis and atherosclerosis –PS540446 (BMS)	Inflammation – PS873266 (Celgene)	VR1antagonist for pain and cough (Merck)

ITP-LGD-4665 (GSK)	Atherosclerosis – XL-652 (Exelixis)	Inflammation – JAK-3 inhibitor (Pfizer)

Eight collaboration programs with undisclosed targets

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

Leverage Proprietary Gene Expression and Combinatorial Chemistry Platform Technologies Related to Multiple Novel Drug Discovery Programs. Our technology applies the most advanced cell-based assays, gene-expression tools, ultra-high throughput screening and one of the world’s largest chemical libraries to discover new and important medicines:

•

Intracellular Technology: We pioneered the field of Intracellular receptor (IR) drug discovery using cell-based assays of nuclear receptors, cell signaling enzymes and membrane receptors. Intracellular receptors are families of transcription factors that change cell function by selectively turning on or off specific genes in response to circulating signals that act on cells. Our ability to harness these processes through IR technology has enabled the development of novel, small-molecule drugs that act through intracellular receptors, potentially resulting in more targeted drugs with greater specificity than those currently available.

•

Chemical Library: In December 2008, we acquired high quality combinatorial libraries and proprietary ultra-high throughput screening technology as a result of our acquisition of Pharmacopeia. Our Encoded Combinatorial Library on Polymeric Support, or ECLiPS™ technology, combinatorial library technology provides the power of one of the world’s largest chemical collections to identifying drugs for novel receptor and enzyme drug targets. We use a proprietary combinatorial compound collection wedded to a unique ultra-high throughput screening platform to drive lead generation for us and our pharma partners. Our collection of drug-like molecules is built by our chemists on polystyrene beads and ‘encoded’ with molecular tags that can be easily ‘decoded’ for hit identification. This ECLiPS forms the basis for one of the largest compound collections in the industry. Our proprietary tagging technology obviates the usual deconvolution process and facilitates both accurate and rapid hit identification. This combinatorial chemistry collection is built for chemical diversity and drug-like properties. In this way our hits combine the desired target activity with appropriate physicochemical properties that support continued drug discovery.

•

Ultra-High Throughput Screening: We have married this large proprietary compound collection with industry leading ultra-high throughput screening (UHTS) capacity and capability. More than 70% of our screens are in 1536-well plate formats with well volumes of 1 to 9 microliters. We have developed nanovolume liquid dispensing to deliver reagent volumes as low as 50 nL to 1536 plates with exceptional accuracy. Numerous types of screening and detection capabilities are employed, including cell-free and cell-based, functional or binding, fluorescent or radioactive, and many others.

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

License Drug Candidates to Other Parties. We generally plan to advance drug candidates through initial and/or early-stage drug development. For larger disease indications requiring complex clinical trials, our strategy is to license drug candidates to pharmaceutical or biotechnology partners for final development and global marketing. We believe partnerships are a source of development payments, license fees, future milestone payments and royalties. They also may provide considerable resources for late-stage product development, regulatory activities, manufacturing and marketing. We believe that focusing on discovery and early-stage drug development while benefiting from our partners’ proven development and commercialization expertise will reduce our internal expenses and allow us to have a larger number of drug candidates progress to later stages of drug development. However, after establishing a lead product candidate, we are willing to license that candidate during any stage of the development process that we determine to be beneficial to the company and to the ultimate development and commercialization of that drug candidate.

Generate Revenue through Partnerships to Fund Our Business and Drive Future Profitability. We have multiple sources of potential license and royalty revenue from existing corporate agreements, and we may enter additional partnerships that will provide additional revenue opportunities. We have numerous collaborations that have the potential to generate future royalties for us. We believe the revenue generated from these and future potential collaborations will fund our business and potentially provide profits to our shareholders.

Marketed Products

We currently receive royalty revenues from King Pharmaceuticals, or King, and GSK. In February 2007, we completed the sale of our AVINZA product line to King. As a result of the sale, we received the right to future royalties on the net sales of AVINZA through 2017 (see Table 2 below).

In December 2008, the U.S. Food and Drug Administration, or FDA, granted accelerated approval of GSK’s PROMACTA for the treatment of thrombocytopenia in patients with chronic immune (idiopathic) thrombocytopenic purpura, or ITP, who have had an insufficient response to corticosteroids, immunoglobulins or splenectomy. PROMACTA is also approved under the trade name Revolade(R) in Venezuela, Kuwait, Chile and Russia. GSK also filed a regulatory application for PROMACTA in Japan in September 2009. PROMACTA is the first oral thrombopoietin, or TPO, receptor agonist therapy for the treatment of adult patients with chronic ITP. In December 2009, GSK received a positive opinion for Revolade (eltrombopag/PROMACTA) from the European Medicines Agency’s Committee for Medicinal Products for Human Use (CHMP) for the oral treatment of thrombocytopenia (reduced platelet count) in adults with the blood disorder chronic ITP. As a result of the regulatory approvals of PROMACTA, we are entitled to receive tiered royalties on annual net sales of PROMACTA (Table 2). As part of a settlement agreement and mutual release we entered into on February 11, 2009 with The Rockefeller University, or Rockefeller, we agreed to pay a share of such royalties to Rockefeller. See “Item 3. Legal Proceedings.”

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

In addition to the accelerated approval granted for GSK’s PROMACTA for the treatment of thrombocytopenia in patients with chronic ITP, GSK also reported new phase III results for PROMACTA in chronic ITP at the 2009 14th Congress of European Hematology meeting and completed enrollment of two Phase III trials in patients with hepatitis C in the fourth quarter of 2009. A Phase I/II study in patients with oncology-related thrombocytopenia is ongoing and a Phase I study is ongoing in patients with sarcoma receiving the adriamycin and ifosfamide regimen.

Bazedoxifene (Viviant) is a product candidate that resulted from one of our collaborations with Wyeth (now Pfizer). Bazedoxifene is a synthetic drug that was specifically designed to reduce the risk of osteoporotic fractures while at the same time protecting breast and uterine tissue. Regarding Viviant, the FDA has advised that it expects to convene an advisory committee to review the pending NDAs for both the treatment and prevention indications. Approvable letters were received for each of these NDAs in which, among other things, the FDA requested further analyses and discussion concerning the incidence of stroke and venous thrombotic events, identified certain issues concerning data collection and reporting, and requested additional source documents. An FDA-requested advisory committee meeting is expected to be scheduled following submission of the complete response to the approvable letters. In April 2009, Pfizer received approval in the EU for CONBRIZA (the EU trade name for Viviant) for the treatment of postmenopausal osteoporosis in women at increased risk of fracture. We expect CONBRIZA to be launched in the EU in 2010.

Wyeth (now Pfizer) is also developing bazedoxifene in combination with PREMARIN (Aprela) which is a tissue selective estrogen complex under development for menopausal symptoms and osteoporosis. Two Phase III studies with bazedoxifene/conjugated estrogens (Aprela) showed a reduced number and severity of hot flashes in symptomatic postmenopausal women by up to 80 percent, when compared with placebo. Pfizer expects to file an initial NDA no earlier than the first half of 2010. We are entitled to receive tiered royalties on these products (see Table 2 below).

Lasofoxifene (FABLYN®) is a product candidate that resulted from our collaboration with Pfizer. Pfizer submitted an NDA and an MAA for FABLYN for osteoporosis treatment in December 2007 and January 2008, respectively. The FDA Advisory Committee in September 2008 voted 9-3 in favor of approving this drug. In January 2009, Pfizer received a complete response letter from the FDA requesting additional information for FABLYN. In February 2009, FABLYN received approval in the EU for the treatment of osteoporosis. Pfizer reported that following a strategic review, it decided to explore strategic options for FABLYN, including out-licensing or sale. Under the terms of our agreement with Pfizer, we are entitled to receive royalty payments on worldwide net sales of lasofoxifene for any indication (see Table 2 below). few expect ABLYN to be launched in the EU in 2010.

Advanced R&D Programs

PS291822 is a CXCR2 antagonist that resulted from our collaboration with Schering-Plough (now Merck). PS291822 entered Phase II clinical trials in the fourth quarter of 2006 for COPD and asthma. A Phase II study in patients with COPD was completed in October 2008. Phase II studies in asthma were completed in February 2009. Merck has recently initiated two Phase IIb studies in COPD and asthma with 500 patients each.

PS540446 is an orally active p-38 mitogen-activated protein (MAP) kinase inhibitor that resulted from our collaboration with BMS. Phase II studies for PS540446 were completed in April 2009 for the treatment of moderate to severe psoriasis and in September 2009 for rheumatoid arthritis (RA). Phase II studies in atherosclerosis are ongoing. Positive Phase I results in healthy subjects and in patients with stable RA were reported at the 2008 ACR meeting.

Recent Acquisitions

Neurogen

On December 23, 2009, we acquired all of the outstanding common shares of Neurogen Corporation, or Neurogen. As consideration, we issued approximately 4.2 million shares of our common stock to Neurogen stockholders, or approximately 0.061 of a share of our common stock for each outstanding Neurogen share, as well as approximately $0.6 million in cash. Security holders of Neurogen also received contingent value rights, under which they could receive cash payments under certain circumstances. Neurogen was a drug development company historically focusing on small-molecule drugs to improve the lives of patients suffering from psychiatric and neurological disorders with significant unmet medical needs. Neurogen has conducted its drug development independently and, when advantageous, collaborated with world-class pharmaceutical companies to access additional resources and expertise.

Primary Acquired Assets

•	Fully Funded Partnership with Merck for Vanilloid Receptor Subtype 1 (VR1) Antagonists in development for pain and cough.

•

H3 Antagonist Program for the potential treatment of sleep disorders (e.g. narcolepsy), attention deficit hyperactivity disorder (ADHD), and cognitive deficits (e.g. schizophrenia and Alzheimer’s) in preclinical development.

•

Oral Erythropoietin (EPO) Research Program—we have been conducting internal research on orally active erythropoietin agonists. Neurogen conducted its own drug discovery efforts in the area and provided novel chemical scaffolds and additional know-how that could further enhance our oral EPO program.

•

Cash and net operating loss carryforwards—we gained approximately $7.4 million in cash from this transaction. Neurogen has more than $180 million in net operating loss carryforwards. While there will be significant limitation to the utilization of the net operating losses over time, the net operating losses may be usable to some extent by us, should the combined companies become profitable.

Metabasis

On January 27, 2010, we completed the acquisition of Metabasis Therapeutics, Inc., or Metabasis, following approval of the transaction by Metabasis stockholders. As a result, we gained a fully funded partnership with Hoffman-La Roche Inc., or Roche, additional pipeline assets and drug discovery technologies and resources. We paid $1.6 million in cash or about $0.046 per Metabasis share to Metabasis’ stockholders. In addition, Metabasis stockholders received four tradable Contingent Value Rights (CVRs), one CVR from each of four respective series of CVRs, for each Metabasis share. The CVRs will entitle Metabasis stockholders to cash payments as frequently as every six months as cash is received by us from proceeds from Metabasis’ partnership with Roche or the sale or partnering of any of the Metabasis drug development programs, among other triggering events.

Primary Acquired Assets

•	Fully funded partnership with Roche to develop new treatments for hepatitis C viral infection utilizing the proprietary HepDirect® liver-targeting technology.

•	Glucagon Receptor Antagonist Program for diabetes in pre-clinical development.

•	Thyroid Receptor Beta Agonist Program for hyperlipidemia in Phase I and preclinical development.

•

PeriCor Therapeutics—a common stock ownership position in privately-held PeriCor Therapeutics, Inc. PeriCor licensed acadesine to Schering-Plough Corporation (now Merck & Co.) and the compound is in a Phase III clinical trial for the prevention of adverse cardiovascular and cerebrovascular outcomes in patients undergoing coronary artery bypass graft surgery.

•

HepDirect Technology—HepDirect technology supplements our core drug discovery technology platform of ligand-dependent gene expression and ultra-high throughput combinatorial chemistry screening. HepDirect is a prodrug technology that targets delivery of certain drugs to the liver by using a proprietary chemical modification that renders a drug biologically inactive until cleaved by a liver-specific enzyme.

•

Other Product Candidates and R&D Programs—other product candidates, including MB07803 for diabetes and pradefovir for hepatitis B, which have been evaluated in clinical trials and early stage R&D programs including glucokinase activators for diabetes and DGAT-1 inhibitors for obesity.

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

Table 2: Royalties*

Product/Program	Partner	Royalty
		Rate	Tier

Eltrombopag** (PROMACTA™)	GSK	4.7% 6.6% 7.5% 9.4% 9.3%	Less than $100M annual sales On portion of sales in range of $100M - $200M On portion of sales in range of $200M - $400M On portion of sales greater than $400M On portion of sales greater than $1.5B

LGD-4665**	GSK	14.5%	All sales (6.5% for first year sales)

Various ongoing GSK research collaborations	GSK	6%*** 7% 8% 10%	Less than $500M annual sales On portion of sales in range of $500M - $1B On portion of sales in range of $1B - $3B On portion of sales greater than $3B

Avinza	King	5%	If sales are less than $200M annually Higher royalties paid if sales exceed $200M

Bazedoxifene (VIVIANT™) Basedoxifene (APRELA™)	Wyeth (now Pfizer)	0.5% 1.5% 2.5%	Less than $400M annual sales On portion of sales in range of $400M - $1.0B annually On portion of sales greater than $1B annually

Lasofoxifene (FABLYN®)	Pfizer	3%	All sales

JAK-3 inhibitor	Pfizer	Tiered double digit royalties

PS873266	Celgene	2%	All sales

*	Royalties from other partnered products not listed are either single or double digit royalties as described under collaborative research and development programs. Not all royalties are disclosed due to confidentiality requirements.
**	Net of payments due to The Rockefeller University
***	If GSK exercises its Proof of Concept (PoC) Option for a particular Target, we may continue the development until PoC and receive stepped up royalties ranging from 10% to 14% under the categories of annual sales described above.

Our collaborative research and development programs are discussed below.

GlaxoSmithKline Collaboration

PROMACTA and LGD-4665

In December 2008, the FDA granted accelerated approval of GSK’s PROMACTA® for the treatment of thrombocytopenia in patients with chronic immune (idiopathic) thrombocytopenic purpura (ITP) who have had an insufficient response to corticosteroids, immunoglobulins or a splenectomy. In December 2009, GSK received a positive opinion for Revolade(R) (eltrombopag/PROMACTA) from the European Medicines Agency’s Committee for Medicinal Products for Human Use (CHMP) for the oral treatment of thrombocytopenia (reduced platelet count) in adults with the blood disorder chronic ITP. Revolade is expected to be launched in the EU in the first half of 2010. PROMACTA is the first oral TPO receptor agonist therapy for the treatment of adult patients with chronic ITP. As a result of the FDA’s approval of PROMACTA, we are entitled to receive tiered royalties on annual net sales of PROMACTA (Table 2). As part of a settlement agreement and mutual release we entered into on February 11, 2009 with Rockefeller, we agreed to pay a share of such royalties to Rockefeller. See “Item 3. Legal Proceedings.”

In December 2008, we entered into an exclusive, worldwide license agreement with SmithKline Beecham Corporation, doing business as GSK. Pursuant to the terms of the GSK agreement, we granted GSK the exclusive right to develop, manufacture and commercialize our LGD-4665 product candidate, as well as all other TPO-related molecules discovered by us. Under the terms of the GSK agreement, GSK paid us $5.0 million as an upfront license fee and agreed to pay us up to $158.0 million in development and commercial milestones and a royalty on net sales. In the first year of sales, royalties will be one-half of the regular royalty rate. GSK will direct all product development and commercialization and will be responsible for all costs going forward for development, patent maintenance and prosecution, and commercialization. The term of the license agreement expires ten years from the date of the first commercial sale of the first licensed product in any country worldwide or until the expiration of the last licensed patent with a valid claim, whichever term is longer, although some obligations servive termination. Prior to the expiration of the license agreement, GSK has the right to terminate the agreement upon a specified number of days notice and we may not terminate the agreement unless GSK provides its prior written consent. Any such termination will not relieve the terminating party from obligations that have accrued prior to such termination or that expressly survive such termination. No termination will require us to refund to GSK any or all payments made to us by GSK under the agreement. In the event a party is in breach of any of its material obligations under the license agreement, the other party will have the right to seek damages and such other remedies as may be available to it.

Agreement with Pharmacopeia

In connection with our merger with Pharmacopeia, we assumed a product development and commercialization agreement, or the GSK Agreement, with SmithKlineBeecham Corporation and Glaxo Group Limited (together “GSK”), which was originally entered into in March 2006. Our role in the alliance with GSK is to identify and advance molecules in chosen therapeutic programs to development stage and, subject to certain provisions in the GSK Agreement, further develop the candidates to clinical “proof of concept” (a demonstration of efficacy in humans). We have agreed not to screen our compound library for other collaborators, or for our own account, against any target we screen under the GSK Agreement for a specified period.

The GSK Agreement provides GSK an exclusive option to license the program which is exercisable at specified points of the development process for each program (up to the point of clinical Proof of Concept). Upon licensing a program, GSK is obligated to conduct preclinical development and/or clinical trials and to commercialize pharmaceutical products resulting from such licensed programs on a worldwide basis. We are entitled to receive success-based milestone payments from GSK, starting in the preclinical research stage, for each drug development program under the alliance. If GSK exercises its Candidate Selection Option for a particular target, GSK is obligated to pay a tiered royalty on the annual net sales of products resulting from a particular target (Table 2). If GSK exercises its Proof of Concept Option for a particular target, we may receive stepped up royalties under the categories of annual sales described in Table 2.

In the event that GSK does not exercise its option to license a program, we retain all rights to such program and may continue to develop the program and commercialize any products resulting from the program, or we may elect to discontinue the program and/or seek other partners for further development and commercialization. Should we develop or partner such a program and commercialize any products resulting from that program, we are obligated to make success-based milestone payments to GSK and pay royalties to GSK ranging from 3% to 7% of net sales upon the successful commercialization of such products.

We and GSK each have the right to terminate the GSK Agreement in our sole discretion under certain specified circumstances at any time during the term of the GSK Agreement. If we exercise our discretionary termination right at any time during the first five years of the term of the GSK Agreement, under certain circumstances we could be required to refund to GSK a portion of the $15.0 million GSK paid to Pharmacopeia for certain initial discovery activities. Pursuant to the terms of the GSK Agreement, the amount of any such refund will be calculated based upon the date upon which such termination occurs. The initial research term of the GSK agreement expires in March 2011.

Pfizer Collaborations

Bazedoxifene Program

Bazedoxifene (Viviant) is a product candidate that resulted from one of our collaborations with Wyeth (now Pfizer). Bazedoxifene is a synthetic drug that was specifically designed to reduce the risk of osteoporotic fractures while at the same time protecting breast and uterine tissue. Regarding Viviant, the FDA has advised that it expects to convene an advisory committee to review the pending NDAs for both the treatment and prevention indications. Approvable letters were received for each of these NDAs in which, among other things, the FDA requested further analyses and discussion concerning the incidence of stroke and venous thrombotic events, identified certain issues concerning data collection and reporting, and requested additional source documents. An FDA-requested advisory committee meeting is expected to be scheduled following submission of the complete response to the approvable letters. In April 2009, Pfizer received approval in the EU for CONBRIZA (the EU trade name for Viviant) for the treatment of postmenopausal osteoporosis in women at increased risk of fracture. We expect CONBRIZA to be launched in the EU in 2010.

Pfizer is also developing bazedoxifene in combination with PREMARIN (Aprela) which is a tissue selective estrogen complex under development for menopausal symptoms and osteoporosis, Two Phase III studies with bazedoxifene/conjugated estrogens (Aprela), showed reduced number and severity of hot flashes in symptomatic postmenopausal women by up to 80 percent, when compared with placebo. Pfizer expects to file an initial NDA no earlier than the first half of 2010. We are entitled to receive tiered royalties on these products (see Table 2).

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

Lasofoxifene Program

Lasofoxifene (FABLYN®) is a product candidate that resulted from our collaboration with Pfizer. Pfizer submitted an NDA and an MAA for FABLYN for osteoporosis treatment in December 2007 and January 2008, respectively. The FDA Advisory Committee in early September 2008 voted 9-3 in favor of approving this drug.

In January 2009, Pfizer received a complete response letter from the FDA requesting additional information for FABLYN. Pfizer is reviewing the letter and will work with the FDA to determine the appropriate next steps regarding its application. In February 2009, FABLYN received approval in the EU for the treatment of osteoporosis.

Under the terms of our agreement with Pfizer, we are entitled to receive royalty payments on worldwide net sales of lasofoxifene for any indication. We previously sold to Royalty Pharma the rights to a total of 3% of net sales of lasofoxifene for a period of ten years following the first commercial sale of lasofoxifene. The amount of net royalties we will receive on annual net sales after giving effect to the royalty sale is described in Table 2.

JAK3 Program

In connection with the completion of our acquisition of Pharmacopeia, we assumed a research and license agreement with Wyeth (now Pfizer), acting through its Wyeth Pharmaceuticals Division, providing for the formation of a new alliance based on our Janus Kinase-3, or JAK3, inhibitor program. The alliance’s goal is to identify, develop and commercialize therapeutic products for the treatment of certain immunological conditions in humans. The agreement was originally entered into in December 2006.

Pursuant to the Agreement, we and Pfizer each have certain exclusive rights to develop and commercialize products resulting from the JAK3 program and the alliance. In November 2009, Pfizer extended its research collaboration with us for JAK3 by one year. The Research and License Agreement entered into in December 2006 with Wyeth provided for an initial three year research term. Under this extension, we will receive $3.1 million in research payments to continue conducting drug discovery and lead candidate optimization. Under the original agreement, we are entitled to receive up to $175 million in milestone payments for the successful development and commercialization of multiple products. In addition, we will receive royalties on product sales.

Schering-Plough Collaboration (now Merck)

1998 Collaboration

In connection with our acquisition of Pharmacopeia, we assumed collaboration and license agreements with Schering-Plough Ltd. (now Merck) and Schering Corporation (collectively “Schering-Plough”) that were originally entered into in October of 1998. These agreements produced a CXCR2 antagonist that entered Phase II clinical trials in the fourth quarter of 2006 for COPD and asthma, an enzyme inhibitor that entered Phase II clinical trials in November 2008 for oncology, a candidate for inflammatory diseases that entered Phase I clinical trials in March 2007, a candidate for respiratory diseases that entered Phase I clinical trials in September 2007 and a BACE inhibitor for Alzheimer’s disease that entered Phase I clinical trials in early 2009.

PS 291822 (SCH-527123), the lead in a series of CXCR2 antagonists, is being developed for the potential oral treatment of chronic obstructive pulmonary disorder (COPD) and asthma. Merck has completed phase II trials in COPD, neutrophilic asthma, mild allergen-induced asthma and psoriasis. In January 2010, Merck initiated two large Phase II dose-ranging studies with 500 patients each in COPD and severe asthma.

Dinaciclib (SCH-727965, PS-095760), a pro-apoptotic inhibitor of cyclin-dependent kinases is under clinical development for the potential treatment of cancer. Three Phase II trials are ongoing;

•	A phase II trial in patients with advanced breast cancer and non-small cell lung cancer (NSCLC)

•	A phase II trial in acute myelogenous leukemia (AML) and acute lymphoblastic leukemia (ALL)

•	A phase II trial in mantle cell lymphoma (MCL) and B-cell chronic lymphocytic leukemia (B-CLL)

A Beta-Secretase inhibitor is in clinical development for Alzheimer’s disease. We received a milestone payment of $1.0 million from Merck for lead selection and Phase I initiation. Merck reported the completion of Phase I single dose trial study with a 58% reduction in A-Beta peptide in cerebral/spinal fluid. Phase I multi-dose trial is ongoing, and a Phase II trial initiation is projected to start in 2010.

Under the terms of these agreements with Merck, while our research activities have ceased, the cessation of those research activities did not affect other aspects of those agreements, including the ongoing Phase II and Phase I clinical trials and preclinical programs that Merck is conducting. We continue to be entitled to payments resulting from the successful achievement by Merck of clinical and regulatory milestones, as well as royalty payments at various rates depending on the origin of collaboration products from discovery and optimization libraries at Ligand and Merck, and on net sales of products resulting from compounds being developed by Merck under those agreements.

2007 Collaboration

In connection with our acquisition of Pharmacopeia, we also assumed an amended and restated collaboration and license agreement with N.V. Organon, entered into in February 2007. In November 2007, Organon was acquired by, and is now a part of, Schering-Plough (now Merck). We mutually terminated the collaboration and license agreement with Merck in July 2009. As part of the termination, Merck continued to fund research through a wind-down period ending December 31, 2009. In addition, we are entitled to receive future royalties and milestones as a result of Merck’s successful advancement through clinical development of therapeutic candidates discovered as a result of the collaboration which result in commercial sales. Merck is solely responsible for the further development and commercialization of all collaboration products after programs are handed over by us, and for all development and commercialization costs.

We received a total of $4.0 million in milestone payments at termination of the collaboration agreement and are entitled to receive further milestones and royalties on programs with identified leads.

Bristol-Myers Squibb Collaborations

Discovery Collaboration Agreement Dated October 11, 2007

On December 9, 2009, we entered into an amendment to the discovery collaboration agreement dated October 11, 2007 between Pharmacopeia and BMS. Pursuant to the terms of the amendment, the research term under the collaboration agreement terminated on December 31, 2009 and the research program under the collaboration agreement was transferred to BMS. We are no longer obligated to provide research support to BMS after December 31, 2009, other than providing certain data and compound transfer services to BMS through June 30, 2010. In connection with the amendment, we paid $1.0 million to BMS, and BMS is no longer required to make milestone payments to us under the collaboration agreement.

SARM

On November 6, 2009, we provided notice to BMS, that pursuant to the terms of the license agreement dated October 11, 2007 between BMS and us, we are exercising our right to terminate the license agreement without cause, effective three months following the date of delivery of written notice of such termination (or February 9, 2010). Under the terms of the license agreement, BMS provided us exclusive worldwide development and commercialization rights to a selective androgen receptor modulator, or SARM, program. There is no financial penalty for us associated with the termination of the license agreement.

P-38 Kinase Program

In connection with the merger with Pharmacopeia, we assumed a collaboration and license agreement with BMS which was originally entered into in November 1997. This collaboration has resulted in a compound that entered Phase II clinical trials in September 2007 for psoriasis. BMS has also completed a Phase II study in rheumatoid arthritis and a Phase II trial in atherosclerosis is ongoing. The research collaboration portion of the agreement has expired; however, we will continue to be entitled to payments resulting from the successful achievement by BMS of certain clinical and regulatory milestones, as well as a royalty on net sales of products resulting from compounds already delivered under the agreement.

Roche

Collaboration for Hepatitis C

In connection with our merger with Metabasis in January 2010, we acquired a fully funded partnership with Roche to develop new treatments for hepatitis C viral infection utilizing the proprietary HepDirect(R) liver-targeting technology. The lead HepDirect nucleoside, MB11362, was declared a clinical candidate in the second quarter of 2009. Roche will fund 100% of program costs and will make milestone and royalty payments upon the achievement of certain development events and commercialization of MB11362 and/or other applicable HepDirect compounds.

Merck

Collaboration for VR1

In connection with our merger with Neurogen, we acquired a fully funded partnership with Merck for Vanilloid Receptor Subtype 1 (VR1) Antagonists. Merck will fund 100% of program costs and make milestone and royalty payments upon the achievement of certain development events and commercialization of any applicable VR1 compounds.

Cephalon Collaboration

In connection with the merger with Pharmacopeia, we assumed a collaboration and license agreement, or the Cephalon Agreement, with Cephalon, Inc., or Cephalon, originally entered into in May 2006, which provides for the formation of a new drug discovery, development and commercialization alliance. Under the Cephalon agreement, Pharmacopeia received an up-front, non-refundable payment of $15.0 million in June 2006 to support its research efforts.

We and Cephalon executed an amendment in January 2009 to the collaboration agreement dated May 16, 2006. The agreement provided that we would have no obligation to continue research activities with respect to the two active collaboration programs and were free to redeploy FTEs currently assigned to the collaboration. All licenses granted to Pharmacopeia by Cephalon with respect to the two active collaboration programs terminated as of the date of amendment. We will be entitled to milestone and royalty payments associated with only one of the two active programs. In addition, we agreed to provide certain chemistry services to Cephalon through a third party vendor for a term of nine months from the date of agreement, which ended in September 2009.

Celgene Collaboration

In connection with the merger with Pharmacopeia, we assumed a research and license agreement, or the Celgene Agreement, with Celgene Corporation, or Celgene. Under the Celgene Agreement we have no further research requirements. Our relationship with Celgene produced a compound that led to a clinical candidate currently being evaluated for the treatment of fibrotic and inflammatory diseases that entered a Phase I clinical trial in the first quarter of 2008. We are entitled to receive payments resulting from the successful achievement by Celgene of clinical milestones, as well as royalties on net sales of products resulting from the collaboration (Table 2).

Exelixis Collaboration

We exclusively licensed certain technology to X-Ceptor Therapeutics in 1999. X-Ceptor was subsequently acquired by Exelixis Inc. in October 2004. Exelixis has three partnered programs based on X-Ceptor technologies, including (a) XL-652, a LXR agonist, is in Phase I development with BMS for the potential treatment of atherosclerosis and other coronary artery diseases, (b) FXR-450, a Farnesoid X receptor modulator, is in preclinical development with Pfizer for the potential treatment of hyperlipidemia including hypertriglyceridemia, and (c) Xl-550, a mineralocorticoid receptor modulator, is in preclinical development with Daiichi-Sankyo for the potential treatment of metabolic disorders and cardiovascular diseases. Ligand is entitled to receive royalties on net sales of products.

PeriCorTherapeutics

We assumed a common stock ownership position in privately-held PeriCor Therapeutics, Inc. through our acquisition of Metabasis. PeriCor sublicensed rights from Metabasis to acadesine and three additional Adenosine Regulating Agents in 2005. PeriCor licensed acadesine to Schering-Plough Corporation (now Merck & Co.) and the compound is in a Phase III clinical trial for the prevention of adverse cardiovascular and cerebrovascular outcomes in patients undergoing coronary artery bypass graft surgery.

Trevena Collaboration

In February 2009, we announced the initiation of a joint research and license alliance to screen targets using Trevena’s novel biological platform against our combinatorial library of compounds, to identify active compounds with potential for development as novel G-protein coupled receptor (GPCR) therapeutics.

Under the terms of the agreement, Trevena has been granted exclusive worldwide rights to sublicense active compounds resulting from the collaboration. We expect to screen targets and receive payments triggered by a tiered screening paradigm for each target.

Internal Product Development Programs

As summarized in the table below, we are developing several proprietary products for a variety of indications.

Program	Disease/Indication	Development Phase

Selective Androgen Receptor Modulators (SARMs) (agonists)	Muscle wasting and frailty	Phase I

Thyroid receptor beta agonists	Hyperlipidemia	Phase I and Preclinical

Small molecule Erythropoietin (EPO) receptor agonists	Chemotherapy-induced anemia, anemia due to kidney failure	Preclinical

Glucagon receptor antagonists	Diabetes	Preclinical

Histamine 3 (H3) receptor antagonists	Cognitive disorders	Research

Selective Androgen Receptor Modulators (SARM) Research and Development Programs

We are developing tissue selective androgen receptor modulators, or SARMs, a novel class of non-steroidal, orally active molecules that selectively modulate the activity of the androgen receptor in different tissues, providing a wide range of opportunities for the treatment of many diseases and disorders in both men and women. Tissue-selective androgen receptor agonists may provide utility in the treatment of patients with frailty, cachexia, osteoporosis, sexual dysfunction and hypogonadism. LGD-4033, our current lead, is a next-generation SARM designed to provide the benefits of androgen receptor stimulation on skeletal muscle and bone without the side effects of currently marketed androgens.

Preclinical studies conducted with LGD-4033 suggest that the compound may have favorable activity in the treatment of cachexia, frailty, osteoporosis, hypogonadism as well as other disorders. LGD-4033 has anabolic activity in muscle and bone and in animal models of osteoporosis and muscle wasting restores these tissues to normal levels. By comparison, the compound has weak, partial agonist activity on the prostate and has little effect on this tissue at expected therapeutic doses. The tissue selective properties of LGD-4033 are independent of local drug concentration indicating that tissue selectivity is inherent in the compound. We filed an Investigational New Drug (IND) in December 2008 for LGD-4033. Phase I clinical trials began in June 2009. We completed Phase I single ascending dose trial in the fourth quarter of 2009. LGD-4033 was found to be well absorbed with good pharmacokinetics consistent with a once-a-day dosing and there were no serious or dose dependent adverse events. A Phase I Multiple Ascending Dose clinical trial has been initiated with results expected in the third quarter of 2010.

We have assembled an extensive SARM compound library and, we believe, one of the most experienced androgen receptor drug discovery teams in the pharmaceutical industry. We plan to seek collaborations with major pharmaceutical companies to exploit broader clinical applications.

Erythropoietin (EPO) Research Program

We are developing small molecule agonists for the EPO receptor. EPO stimulates the differentiation of bone marrow stem cells to form red blood cells. Various recombinant human EPO derivatives are marketed for the treatment of anemia due to renal failure or cancer chemotherapy (e.g., Aranesp, Epogen, Eprex, and Procrit). We believe that a small molecule agonist for the EPO receptor would provide additional benefit in the treatment of anemia and the convenience of oral administration compared to recombinant human protein therapeutics. EPO and TPO act on the same bone marrow hematopoietic stem cell to guide the development of blood cells. We expect that our prior experience in developing small molecule TPO mimetic drugs will lead to increased efficiency in discovering small molecule EPO mimetic drugs. Compounds have been discovered that potently and selectively stimulate differentiation by human bone marrow stem cells to form erythrocytes in vitro. Advanced compounds are orally absorbed by animals and demonstrate pharmacokinetic properties consistent with once daily, oral administration to humans.

Glucagon Receptor Antagonist Research Program

We are developing small molecule glucagon receptor antagonists for the treatment of Type 2 diabetes mellitus. Compounds that block the action of glucagon may reduce the hyperglycemia that is characteristic of this disease. Glucagon stimulates the production of glucose by the liver and its release into the blood stream. In diabetic patients, glucagon secretion is abnormally elevated which contributes to hyperglycemia in these patients. Compounds have been discovered that block the action of glucagon on human hepatocytes in vitro. Our advanced glucagon antagonist compounds demonstrate oral bioavailability in rodents.

Thyroid Hormone Receptor Beta Agonist Research Program

Thyroid hormone acts throught two distinct receptors, referred to as TR-alpha and TR-beta. TR-beta receptor agonists have been shown to reduce plasma concentration of cholesterol and lipoprotein a, or Lp(a). These actions may be of benefit to patients with dyslipidemia at increased increased risk of cardiovascular disease. Our compounds are designed for preferential drug delivery to the liver where they upregulate LDL uptake and excretion. Tissue-selective drug distribution may improve the safety of these compounds compared to thyroid hormone. Advanced compounds bind TR-beta receptors with high affinity, demonstrate oral absorption, and reduce the plasma cholesterol concentration in animal models of dyslipidemia.

Histamine H3 Receptor Inverse Agonist Research Program

Histamine acts through four distinct receptors, H1-H4. Highly successful drugs have been developed that target the H1 receptor (e.g., CLARITINTM, and ZYRTECTM) and H2 receptors (e.g., ZANTACTM and PEPCIDTM). No H3 receptor blockers are currently approved. An H3-selective inverse agonist will block the action of histamine at the H3 receptor when its endogenous levels are elevated. H3 receptors are widely distributed in the brain where they regulate the secretion of neurotransmitters such as histamine, norepinephrine, dopamine, and serotonin. Our H3 inverse agonists regulate sleep/wakefulness cycles in rodents indicating they may be useful for daytime sleepiness-associated disorders. Published results from a variety of sources suggest that H3 antagonists/inverse agonists may also be useful to improve cognitive dysfunction in schizophrenia, Alzeheimer’s disease, and attention deficit disorder.

Technology

We employ various modern research laboratory methods to discover and conduct preclinical development of new chemical entities. These methods are performed either in our own laboratories or in those of contract research organizations under our direction.

In our efforts to discover new and important medicines, we have concentrated on certain technologies and acquired special expertise related to intracellular receptors and the receptors for hematopoietic growth factors. Intracellular receptors are involved in the actions of non-peptide hormones and drugs such as selective estrogen receptor modulators, or SERMs, and SARMs. Hematopoietic growth factor receptors are involved in the differentiation and proliferation of blood cell progenitors, the formation of new blood cells, and the action of drugs such as PROMACTA, Epogen and Neumega. We use and have developed particular expertise in co-transfection assays, which measure gene transcription in response to the activation of a target receptor, and gene expression in cells selected for expression of particular receptors or transfected with cDNA for particular receptors. Some of these methods are covered by patents issued to or licensed by us, are trade secrets, or are methods that are in the public domain, but that we may use in novel ways to improve our efficiency in identifying promising leads and developing new chemical entities.

Our drug discovery approach is further supported by our proprietary combinatorial chemistry encoding technology, Encoded Combinatorial Libraries on Polymeric Support, or ECLiPS®, our proprietary collection of chemical compounds, assay technology, production automation, information systems and quality assurance programs. We have employed ECLiPS®, together with other technologies to assemble what we believe is the largest group of compound libraries held by one company in the pharmaceutical industry. Our small molecule libraries have been engineered to be both drug-like and diverse. Our compound collection and high throughput screening technologies have been proven to be effective against a wide variety of biological targets. Importantly, we have achieved success against some of our collaborators’ most difficult targets, often after our partners’ internal drug discovery efforts were unsuccessful.

Our tagging technology used in ECLiPS® has been licensed exclusively from the Trustees of Columbia University, or Columbia, and Cold Spring Harbor Laboratory, or Cold Spring, since 1993. We are obligated to pay a minimum annual license fee of $100,000 to Columbia and Cold Spring. The term of the agreement is the later of (i) July 16, 2013 or (ii) the expiration of the last patent relating to the technology, at which time we will have a fully paid license to the technology. The license granted to us under the agreement can be terminated by Columbia and Cold Spring (i) upon 30 days written notice to us if we materially breach the agreement and we fail to cure such material breach in accordance with the agreement or (ii) if we commit any act of bankruptcy, become insolvent, file a petition under any bankruptcy or insolvency act or have any such petition filed against us that is not dismissed within 60 days. We are also obligated to pay royalties to Columbia and Cold Spring based on net sales of pharmaceutical products we develop, or a percentage of all other revenue we recognize from collaborators that is derived from the technology licensed from Columbia and Cold Spring.

In connection with our merger with Metabasis, we acquired certain HepDirect Technology. HepDirect technology supplements our core drug discovery technology platform of ligand-dependent gene expression and ultra-high throughput combinatorial chemistry screening. HepDirect is a prodrug technology that targets delivery of certain drugs to the liver by using a proprietary chemical modification that renders a drug biologically inactive until cleaved by a liver-specific enzyme.

Manufacturing

We currently have no manufacturing facilities and, accordingly, rely on third parties, including our collaborative partners, for clinical production of any products or compounds.

For further discussion of these items, see below under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Research and Development Expenses

Research and development expenses from continuing operations were $39.9 million, $30.8 million, and $44.6 million in 2009, 2008 and 2007, respectively, of which 47%, 100%, and 100%, respectively, were sponsored by us.

There were no research and development expenses from discontinued operations in 2009 and 2008. Research and development expenses from discontinued operations were $0.1 million in 2007.

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

Royalties we currently receive from King on AVINZA represent a significant portion of our ongoing revenue. The United States patent on AVINZA expires in November 2017; however, applications for generic forms of AVINZA have been submitted to the FDA. The United States patents relating to PROMACTA do not expire until December 2021. Subject to compliance with the terms of the respective agreements, our rights under our licenses with our exclusive licensors extend for the life of the patents covering such developments. For a discussion of the risks associated with patent and proprietary rights, see below under “Item 1A. Risk Factors.”

Human Resources

As of February 1, 2010, we had 72 full-time employees, of whom 53 are involved directly in scientific research and development activities. Of these employees, 29 hold Ph.D. or M.D. degrees.

ITEM 1A.	RISK FACTORS

The following is a summary description of some of the many risks we face in our business. You should carefully review these risks in evaluating our business, including the businesses of our subsidiaries. You should also consider the other information described in this report.

Risks Related To Us and Our Business.

Royalties based on sales of AVINZA and PROMACTA represent a substantial portion of our revenues.

King Pharmaceuticals, or King, is obligated to pay us royalties based on its sales of AVINZA and GlaxoSmithKline, or GSK, is obligated to pay us royalties on its sales of PROMACTA. These royalties represented 21% and 74% of total revenues for the years ended December 31, 2009 and 2008, respectively, and will continue to be a substantial portion of our ongoing revenues for some time. We also receive milestones and collaborative revenue from our partners in various collaborations, but the amount of such revenue is unknown and highly uncertain. As a result, any setback that may occur with respect to AVINZA or PROMACTA could significantly impair our operating results and/or reduce the market price of our stock, as could any reduction in our expected milestone and collaborative revenue. Setbacks for AVINZA and PROMACTA could include problems with shipping, distribution, manufacturing, product safety, marketing, government licenses and approvals, intellectual property rights, competition with existing or new products and physician or patient acceptance of the products, as well as higher than expected total rebates, returns or discounts.

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

Further, pursuant to the agreement with King, we may no longer receive AVINZA royalties on a quarterly basis, but will collect royalties on an annual basis, which may adversely impact our cash flows.

Our product candidates face significant development and regulatory hurdles prior to marketing which could delay or prevent sales and/or milestone revenue.

Before we obtain the approvals necessary to sell any of our potential products, we must show through preclinical studies and human testing that each product is safe and effective. We and our partners have a number of products moving toward or currently awaiting regulatory action, including bazedoxifene and lasofoxifene. Failure to show any product’s safety and effectiveness could delay or prevent regulatory approval of a product and could adversely affect our business. The clinical trials process is complex and uncertain. For example, the results of preclinical studies and initial clinical trials may not necessarily predict the results from later large-scale clinical trials. In addition, clinical trials may not demonstrate a product’s safety and effectiveness to the satisfaction of the regulatory authorities. Recently, a number of companies have suffered significant setbacks in advanced clinical trials or in seeking regulatory approvals, despite promising results in earlier trials. The FDA may also require additional clinical trials after regulatory approvals are received. Such additional trials may be expensive and time-consuming, and failure to successfully conduct those trials could jeopardize continued commercialization of a product.

The rate at which we complete our clinical trials depends on many factors, including, but are not limited to, our ability to obtain adequate supplies of the products to be tested and patient enrollment. Patient enrollment is a function of many factors, including the size of the patient population, the proximity of patients to clinical sites and the eligibility criteria for the trial. Delays in patient enrollment for our trials may result in increased costs and longer development times. For example, the trial entitled “Eltrombopag To Reduce The Need For Platelet Transfusion In Subjects With Chronic Liver Disease And Thrombocytopenia Undergoing Elective Invasive Procedures (ELEVATE)” was suspended in October 2009 in accordance with an IDMC Recommendation. GSK terminated the ELEVATE study and the program is under review. In addition, our collaborative partners have rights to control product development and clinical programs for products developed under the collaborations. As a result, these collaborative partners may conduct these programs more slowly or in a different manner than expected. Moreover, even if clinical trials are completed, we or our collaborative partners still may not apply for FDA approval in a timely manner or the FDA still may not grant approval.

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

In addition, our collaborators may develop drugs, either alone or with others that compete with the types of drugs they are developing with us. This would result in increased competition for our programs. If products are approved for marketing under our collaborative programs, revenues we receive will depend on the manufacturing, marketing and sales efforts of our collaborative partners, who generally retain commercialization rights under the collaborative agreements. Generally, our current collaborative partners also have the right to terminate their collaborations under specified circumstances. If any of our collaborative partners breach or terminate their agreements with us or otherwise fail to conduct their collaborative activities successfully, our product development under these agreements will be delayed or terminated. Disputes or litigation may also arise with our collaborators, including disputes or litigation over ownership rights to intellectual property, know-how or technologies developed with our collaborators. Such disputes or litigation could adversely affect our rights to one or more of our product candidates. Any such dispute or litigation could delay, interrupt or terminate the collaborative research, development and commercialization of certain potential products, create uncertainty as to ownership rights of intellectual property, or could result in litigation or arbitration. The occurrence of any of these problems could be time-consuming and expensive and could adversely affect our business.

If we consume cash more quickly than expected, and if we are unable to raise additional capital, we may be forced to curtail operations.

Our operations have consumed substantial amounts of cash since inception. Clinical and preclinical development of drug candidates is a long, expensive and uncertain process. Also, we may acquire companies, businesses or products and the consummation of such acquisitions may consume additional cash. For example, as part of the consideration for our recent acquisition of Pharmacopeia, we distributed approximately $9.3 million in cash to Pharmacopeia stockholders. Security-holders of Pharmacopeia also received contingent value rights under which we could be required to make an aggregate cash payment of $15.0 million to such security-holders under certain circumstances. Security holders of Neurogen and Metabasis also received contingent value rights under which we could be required to make unspecified payments under certain circumstances.

In December 2009, the Internal Revenue Service, or IRS, issued to us a Notice of Proposed Adjustment, or NOPA, seeking an increase to our taxable income for the 2007 fiscal year of $71.5 million and a $4.1 million penalty for substantial underpayment of tax in fiscal 2007. We responded to the NOPA in February 2010, disagreeing with the conclusions reached by the IRS in the NOPA. We recorded a FIN 48 liability of $25.1 million related to the income tax effect of the NOPA and $3.0 million related to estimated interest due on the proposed underpayment of tax. We also recorded deferred income tax assets of $25.1 million associated with the ability to carry back losses from 2008 and 2009 to offset the NOPA. In addition, we recorded an income tax receivable of $4.5 million associated with changes in income tax law in relation to prior AMT taxes paid on carry back periods. We have not recorded the penalties proposed by the IRS in our financial statements as we believe that we met the appropriate standard for the tax position on our 2007 tax return. If we are unsuccessful in our negotiations with the IRS, we may be required to pay the $4.1 million penalty and utilize a significant amount of our net operating loss carryforwards.

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

•	changes in existing collaborative relationships, including the funding we receive in connection with those relationships;

•	the progress of our milestone and royalty producing activities;

•	our ability to reach a favorable resolution with the IRS with respect to their audit of our fiscal 2007 federal tax return, or to other potential tax assessments;

•	acquisitions of other businesses or technologies;

•	the termination of our lease agreements;

•	the purchase of additional capital equipment;

•	cash payments or refunds we may be required to make pursuant to certain agreements with third parties;

•	competing technological and market developments; and

•	the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights, and the outcome of related litigation.

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

Our collaborative partners may change the focus of their development and commercialization efforts as the result of a merger. Pharmaceutical and biotechnology companies have historically re-evaluated their priorities from time to time, including following mergers and consolidations which are common in these industries, and two of our collaborative partners have recently entered into merger agreements. In October 2009, Wyeth, a collaborative partner of ours, and Pfizer announced that Pfizer had completed its acquisition of Wyeth in a cash and stock transaction. Furthermore, in November 2009, Schering-Plough Corporation, another of our collaborative partners, and Merck & Co., Inc., or Merck, announced that Merck and Schering-Plough had combined, under the name Merck, in a stock and cash transaction. As a result of the consummation of these mergers, our collaborative partners may develop and commercialize, either alone or with others, products and services that are similar to or competitive with our alliance products. Furthermore, the ability of our alliance products to reach their potential could be limited if our collaborative partners reduce or fail to increase spending related to such products as a result of these mergers.

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

Our success will depend on our ability and the ability of our collaborative partners to avoid infringing the proprietary rights of others, both in the United States and in foreign countries. In addition, disputes with licensors under our license agreements may arise which could result in additional financial liability or loss of important technology and potential products and related revenue, if any. Further, the manufacture, use or sale of our potential products or our collaborative partners’ products or potential products may infringe the patent rights of others. This could impact AVINZA, PROMACTA, bazedoxifene, lasofoxifene, LGD-4665, and any other products or potential products.

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

We were founded in 1987. We have incurred significant losses since our inception. As of December 31, 2009, our accumulated deficit was $681.6 million.

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

If we are unable to hire and/or retain key employees, we may not have sufficient resources to successfully manage our assets or our business, and we may not be able to perform our obligations under various contracts and commitments. Furthermore, there can be no assurance that we will be able to retain all of our key management and scientific personnel. If we fail to retain such key employees, we may not realize the anticipated benefits of our mergers. Either of these could have substantial negative impacts on our business and our stock price.

We will have continuing obligations to indemnify the buyers of our commercial product lines, and may be subject to other liabilities related to the sale of our commercial product lines.

We agreed to indemnify Eisai and King under certain circumstances pursuant to the asset purchase agreements we entered into with Eisai and King in connection with the sale of our commercial product lines. Some of our indemnification obligations still remain and our potential liability in certain circumstances is not limited to specific dollar amounts. We cannot predict the liabilities that may arise as a result of these matters. Any claims related to our indemnification obligations to King or Eisai could materially and adversely affect our financial condition.

In addition, King assumed our obligation to make payments to Organon based on net sales of AVINZA (the fair value of which was $40.8 million as of December 31, 2009). We remain liable to Organon in the event King defaults on this obligation. Any requirement to pay a material amount to Organon, could adversely affect our business and the price of our securities.

The sale of our commercial product lines does not relieve us of exposure to product liability risks on products we sold prior to divesting these product lines. A successful product liability claim or series of claims brought against us may not be insured and could result in payment of significant amounts of money and divert management’s attention from running our business.

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

We may be unable to successfully integrate the businesses of Neurogen, Metabasis and/or Pharmacopeia and realize the anticipated benefits of the mergers.

In December 2008, we completed our merger with Pharmacopeia. In 2009, we completed our merger with Neurogen and in January 2010, we completed our merger with Metabasis. The success of these mergers will depend, in part, on our ability to realize the anticipated synergies, growth opportunities and cost savings from integrating Pharmacopeia’s, Neurogen’s and/or Metabasis’ business with our business. Our success in realizing these benefits and the timing of this realization depend upon the successful integration of the operations of Pharmacopeia, Neurogen and/or Metabasis. The integration of independent companies is a complex, costly and time-consuming process. It is possible that the integration processes could result in the loss of key employees, diversion of each company’s management’s attention, the disruption or interruption of, or the loss of momentum in, each company’s ongoing business or inconsistencies in standards, controls, procedures and policies, any of which could adversely affect either company’s ability to maintain relationships with licensors, collaborators, partners, suppliers and employees or our ability to achieve the anticipated benefits of the merger, or could reduce our earnings or otherwise adversely affect the business and financial results of the combined company and, as a result, adversely affect the market price of our common stock.

We expect to incur significant costs and commit significant management time integrating Pharmacopeia’s, Neurogen’s and Metabasis’ business operations, technology, development programs, products and personnel with those of ours. If we do not successfully integrate the business of Pharmacopeia, Neurogen and Metabasis, the expenditure of these costs will reduce our cash position.

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

While no material weaknesses were identified as of December 31, 2009, we cannot assure you that material weaknesses will not be identified in future periods. The existence of one or more material weakness or significant deficiency could result in errors in our consolidated financial statements. Substantial costs and resources may be required to rectify any internal control deficiencies. If we fail to achieve and maintain the adequacy of our internal controls in accordance with applicable standards, we may be unable to conclude on an ongoing basis that we have effective internal controls over financial reporting. If we cannot produce reliable financial reports, our business and financial condition could be harmed, investors could lose confidence in our reported financial information, or the market price of our stock could decline significantly. In addition, our ability to obtain additional financing to operate and expand our business, or obtain additional financing on favorable terms, could be materially and adversely affected, which, in turn, could materially and adversely affect our business, our financial condition and the market value of our securities. Moreover, our reputation with customers, lenders, investors, securities analysts and others may be adversely affected.

Impairment charges pertaining to goodwill, identifiable intangible assets or other long-lived assets from our mergers could have an adverse impact on our results of operations and the market value of our common stock.

The total purchase price pertaining to our mergers with Pharmacopeia and Neurogen have been allocated to net tangible assets, identifiable intangible assets, in process research and development and goodwill. To the extent the value of goodwill or identifiable intangible assets or other long-lived assets become impaired, we will be required to incur material charges relating to the impairment. Any impairment charges could have a material adverse impact on our results of operations and the market value of our common stock.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We currently occupy approximately 30,000 square feet of office and laboratory facility in San Diego, California leased through December 2011. We lease approximately 99,000 square feet in three facilities in Cranbury, New Jersey under leases that expire in 2016. We believe these facilities are adequate to meet our space requirements for the foreseeable future.

We also lease a 52,800 square foot facility in San Diego that is leased through July 2015. In January 2008, we began subleasing the 52,800 square foot facility under a sublease through July 2015. We fully vacated this facility in February 2008.

Neurogen Corporation conducted its operations in laboratory and administrative facilities on a single site located in Branford, Connecticut. The total facilities, which were owned by Neurogen comprised approximately 142,000 square feet, of which approximately 21,000 square feet was leased by another company month to month. On February 2, 2010, we sold the facilities, which included approximately 120,000 square feet of laboratory and office space, approximately 40,000 square feet of warehouse space, and the surrounding land for approximately $3.5 million in cash, less expenses.

Item 3.	Legal Proceedings

Other Matters

We and Seragen, Inc., our subsidiary, were named parties to Sergio M. Oliver, et al. v. Boston University, et al., a shareholder class action filed on December 17, 1998 in the Court of Chancery in the State of Delaware. We and Seragen were dismissed from the action, but such dismissal is subject to appeal and we and Seragen may have possible indemnification obligations with respect to certain defendants. On December 21, 2009, the remaining parties entered into a Stipulation and Agreement of Compromise, Settlement and Release, or the Stipulation. The Stipulation is subject to Court approval and a hearing to consider approval of the stipulation has been scheduled for March 15, 2010. As of December 31, 2009, we have not accrued an indemnification obligation based on our assessment that our responsibility for any such obligation is not probable or estimable.

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

On September 9, 2009, we received notice that a class action complaint was filed in the Connecticut Superior Court for the Judicial District of New Haven by Gabriel Guzman, one of Neurogen’s stockholders, against Neurogen, the members of its Board of Directors, Ligand and one of Ligand’s wholly owned subsidiaries.

The amended complaint generally alleged that Neurogen’s Board of Directors’ decision to enter into the transaction with Ligand on the terms contained in the merger agreement constituted a breach of fiduciary duty. The amended complaint also alleges that Ligand and one of Ligand’s wholly owned subsidiaries aided and abetted Neurogen’s Board of Directors’ breach of fiduciary duty. Management believes that neither Ligand nor Neurogen engaged in any wrongful acts and on October 22, 2009, we filed a motion to strike the complaint. The plaintiff filed a Withdrawal of Action to voluntarily dismiss the case in December 2009.

In December 2009, the Internal Revenue Service, or IRS, issued to us a Notice of Proposed Adjustment, or NOPA, seeking an increase to our taxable income for the 2007 fiscal year of $71.5 million and a $4.1 million penalty for substantial underpayment of tax in fiscal 2007. We responded to the NOPA in February 2010, disagreeing with the conclusions reached by the IRS in the NOPA. We recorded a FIN 48 liability of $25.1 million related to the income tax effect of the NOPA and $3.0 million related to estimated interest due on the proposed underpayment of tax. We also recorded deferred income tax assets of $25.1 million associated with the ability to carry back losses from 2008 and 2009 to offset the NOPA. In addition, we recorded an income tax receivable of $4.5 million associated with changes in income tax law in relation to prior AMT taxes paid on carry back periods. We have not recorded the penalties proposed by the IRS in our financial statements as we believe that we met the appropriate standard for the tax position on our 2007 tax return. If we are unsuccessful in our negotiations with the IRS, we may be required to pay the $4.1 million penalty and utilize a significant amount of our net operating loss carryforwards.

In addition, from time to time we are subject to various lawsuits and claims with respect to matters arising out of the normal course of our business. Due to the uncertainty of the ultimate outcome of these matters, the impact on future financial results is not subject to reasonable estimates.

Item 4.	Reserved

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the NASDAQ Global Market (formerly NASDAQ National Market) under the symbol “LGND”.

The following table sets forth the high and low intraday sales prices for our common stock on the NASDAQ Global Market for the periods indicated:

	Price Range
	High	Low
Year Ended December 31, 2009:
1st Quarter	$3.20	$1.86
2nd Quarter	3.18	2.51
3rd Quarter	3.21	2.21
4th Quarter	2.43	1.63

Year Ended December 31, 2008:
1st Quarter	$5.00	$3.31
2nd Quarter	4.55	2.16
3rd Quarter	3.82	2.58
4th Quarter	2.94	1.10

As of February 11, 2010, the closing price of our common stock on the NASDAQ Global Market was $1.66.

Holders

As of February 11, 2010, there were approximately 1,648 holders of record of the common stock.

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

Performance Graph

The graph below shows the five-year cumulative total stockholder return assuming the investment of $100 and the reinvestment of dividends (a one-time dividend of $2.50 was declared on the common stock in April 2007) and is based on the returns of the component companies weighted monthly according to their market capitalizations. The graph compares total stockholder returns of our common stock, of all companies traded on the NASDAQ Stock market, as represented by the NASDAQ Composite® Index, and of the NASDAQ Biotechnology Stock Index, as prepared by The NASDAQ Stock Market Inc. The NASDAQ Biotechnology Stock Index tracks approximately 168 domestic biotechnology stocks.

The stockholder return shown on the graph below is not necessarily indicative of future performance and we will not make or endorse any predictions as to future stockholder returns.

	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09
Ligand	100%	96%	94%	55%	31%	25%
NASDAQ Market (U.S. Companies) Index	100%	102%	112%	122%	59%	84%
NASDAQ Biotechnology Stocks	100%	103%	104%	109%	95%	110%

Item 6.	Selected Consolidated Financial Data

The following selected historical consolidated financial and other data are qualified by reference to, and should be read in conjunction with, our consolidated financial statements and the related notes thereto appearing elsewhere herein and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our selected statement of operations data set forth below for each of the years ended December 31, 2009, 2008, 2007, 2006, and 2005 and the balance sheet data as of December 31, 2009, 2008 2007, 2006, and 2005 are derived from our consolidated financial statements.

	Year Ended December 31,
	2009	2008	2007	2006(2)	2005
	(in thousands, except share data)
Consolidated Statement of Operations Data:
Royalties	$8,334	$20,305	$11,409	$—	$—
Collaborative research and development and other revenues	30,606	7,000	1,485	3,977	10,217
Research and development expenses	39,870	30,770	44,623	41,546	30,710
General and administrative expenses	15,211	23,785	30,410	43,908	23,134
Lease termination costs	15,235	—	—	—	—
Write-off of acquired in-process research and development	442	72,000	—	—	—
Gain on sale leaseback	21,851	1,964	1,964	3,397	—
Loss from operations	(9,967)	(97,276)	(60,175)	(78,080)	(43,627)
Loss from continuing operations	(8,337)	(97,460)	(34,759)	(56,590)	(36,035)
Discontinued operations (1)	6,389	(654)	316,447	24,847	(364)
Net income (loss)	(1,948)	(98,114)	281,688	(31,743)	(36,399)
Basic per share amounts:
Income (loss) from continuing operations	$(0.09)	$(1.02)	$(0.35)	$(0.70)	$(0.49)
Discontinued operations (1)	0.07	(0.01)	3.22	0.31	—

Net income (loss)	$(0.02)	$(1.03)	$2.87	$(0.39)	$(0.49)

Weighted average number of common shares	113,176,511	95,505,421	98,124,731	80,618,528	74,019,501

Diluted per share amounts:
Income (loss) from continuing operations	$(0.08)	$(1.02)	$(0.35)	$(0.70)	$(0.49)
Discontinued operations (1)	0.06	(0.01)	3.22	0.31	—

Net income (loss)	$(0.02)	$(1.03)	$2.87	$(0.39)	$(0.49)

Weighted average number of common shares	113,176,511	95,505,421	98,124,731	80,618,528	74,019,501

	December 31,
	2009	2008	2007	2006	2005
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents, short-term investments and restricted cash and investments	$54,694	$82,012	$95,819	$212,488	$88,756
Working capital (deficit) (3)	15,994	23,315	58,975	64,747	(102,244)
Total assets	141,807	171,448	173,278	326,053	314,619
Current portion of deferred revenue, net	4,989	10,301	—	57,981	157,519
Current portion of deferred gain	1,702	1,964	1,964	1,964	—
Long-term obligations (excludes long-term portions of deferred revenue, net and deferred gain)	72,350	58,743	53,048	85,780	173,280
Long-term portion of deferred revenue, net	3,495	16,819	2,546	2,546	4,202
Long-term portion of deferred gain	1,702	23,292	25,256	27,220	—
Common stock subject to conditional redemption	8,344	12,345	12,345	12,345	12,345
Accumulated deficit	(681,574)	(679,626)	(581,512)	(862,802)	(831,059)
Total stockholders’ equity (deficit)	3,744	(10,365)	29,115	27,352	(110,419)

(1)	We sold our Oncology Product Line (“Oncology”) on October 25, 2006 and our AVINZA Product Line (“AVINZA”) on February 26, 2007. The operating results for Oncology and AVINZA have been presented in our consolidated statements of operations as “Discontinued Operations.”
(2)	Effective January 1, 2006, we adopted ASC 718, Compensation—Stock Compensation, or ASC 718, using the modified prospective transition method. The implementation of ASC 718 resulted in additional employee stock compensation expense of $4.8 million in 2006.
(3)	Working capital (deficit) includes deferred product revenue recorded under the sell-through revenue recognition method.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

References to “Ligand Pharmaceuticals Incorporated”, “Ligand”, the “Company”, “we” or “our” include our wholly owned subsidiaries—Ligand Pharmaceuticals International, Inc.; Seragen, Inc., or Seragen; Pharmacopeia, LLC; Neurogen Corporation; and Nexus Equity VI LLC, or Nexus.

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

On December 23, 2009, we acquired all of the outstanding common shares of Neurogen Corporation, or Neurogen. As consideration, we issued approximately 4.2 million shares of our common stock to Neurogen stockholders, or approximately 0.061 shares of our common stock for each outstanding Neurogen share, as well as approximately $0.6 million in cash. Security holders of Neurogen also received contingent value rights, under which they could receive cash payments under certain circumstances. Neurogen was a drug development company historically focusing on small-molecule drugs to improve the lives of patients suffering from psychiatric and neurological disorders with significant unmet medical needs. Neurogen has conducted its drug development independently and, when advantageous, collaborated with world-class pharmaceutical companies to access additional resources and expertise.

On January 27, 2010, we completed the acquisition of Metabasis Therapeutics, Inc., or Metabasis, following approval of the transaction by Metabasis stockholders. As a result, we gained a fully funded partnership with Hoffman-La Roch, or Roche, additional pipeline assets and drug discovery technologies and resources. We paid $1.6 million in cash or about $0.046 per Metabasis share to Metabasis’ stockholders. In addition, Metabasis stockholders received four tradable Contingent Value Rights (CVRs), one CVR from each of four respective series of CVRs, for each Metabasis share. The CVRs will entitle Metabasis stockholders to cash payments as frequently as every six months as cash is received by us from proceeds from Metabasis’ partnership with Roche or the sale or partnering of any of the Metabasis drug development programs, among other triggering events.

Our business strategy includes targeted internal drug research and early-stage development capabilities. We believe that we have promising product candidates throughout our internal development programs. We also have research and development collaborations for our product candidates with numerous global pharmaceutical companies. These collaborations include ongoing clinical programs at Bristol-Myers Squibb, or BMS, GlaxoSmithKline, or GSK, Pfizer, Merck & Co., Inc., or Merck, Roche, Cephalon and Celgene. We aim to create value for shareholders by advancing our internally developed programs through early clinical development and then entering licensing agreements with larger pharmaceutical and biotechnology companies with substantially greater development and commercialization infrastructure. In addition to advancing our R&D programs, we expect to collect licensing fees and royalties from existing and future license agreements. We aim to build a profitable company by generating income from our corporate licenses.

We currently receive royalty revenues from King Pharmaceuticals, or King, and GSK. In February 2007, we completed the sale of our AVINZA product line to King. As a result of the sale, we received the right to future royalties on the net sales of AVINZA through 2017.

In December 2008, the U.S. Food and Drug Administration, or FDA, granted accelerated approval of GSK’s PROMACTA for the treatment of thrombocytopenia in patients with chronic immune (idiopathic) thrombocytopenic purpura, or ITP, who have had an insufficient response to corticosteroids, immunoglobulins or splenectomy. PROMACTA is also approved under the trade name Revolade(R) in Venezuela, Kuwait, Chile and Russia. GSK also filed a regulatory application for PROMACTA in Japan in September 2009. PROMACTA is the first oral thrombopoietin, or TPO, receptor agonist therapy for the treatment of adult patients with chronic ITP. In December 2009, GSK received a positive opinion for Revolade from the European Medicines Agency’s Committee for Medicinal Products for Human Use (CHMP) for the oral treatment of thrombocytopenia (reduced platelet count) in adults with the blood disorder chronic ITP. As a result of the regulatory approvals of PROMACTA, we are entitled to receive tiered royalties based on annual net sales of PROMACTA. As part of a settlement agreement and mutual release we entered into on February 11, 2009 with The Rockefeller University, or Rockefeller, we agreed to pay a share of such royalties to Rockefeller. See “Item 3. Legal Proceedings.”

We also have the potential to receive near-term royalties on product candidates resulting from our research and development collaboration arrangements with third party pharmaceutical companies if and when any such product candidate is ultimately approved by the FDA and successfully marketed. Our near-term product candidates are discussed below.

In addition to the accelerated approval granted for GSK’s PROMACTA for the treatment of thrombocytopenia in patients with chronic ITP, GSK also reported new phase III results for PROMACTA in chronic ITP at the 2009 14th Congress of European Hematology meeting and initiated two Phase III trials in patients with hepatitis C in the fourth quarter of 2007. A Phase II study in patients with oncology-related thrombocytopenia is ongoing and a Phase I study is ongoing in patients with sarcoma receiving the adriamycin and ifosfamide regimen.

Bazedoxifene (Viviant) is a product candidate that resulted from one of our collaborations with Wyeth (now Pfizer). Bazedoxifene is a synthetic drug that was specifically designed to reduce the risk of osteoporotic fractures while at the same time protecting breast and uterine tissue. Regarding Viviant, the FDA has advised that it expects to convene an advisory committee to review the pending NDAs for both the treatment and prevention indications. Approvable letters were received for each of these NDAs, in which, among other things, the FDA requested further analyses and discussion concerning the incidence of stroke and venous thrombotic events, identified certain issues concerning data collection and reporting, and requested additional source documents. An FDA-requested advisory committee meeting is expected to be scheduled following submission of the complete response to the approvable letters. In April 2009, Pfizer received approval in the EU for CONBRIZA (the EU trade name for Viviant) for the treatment of postmenopausal osteoporosis in women at increased risk of fracture. We expect CONBRIZA to be launched in the EU in 2010.

Pfizer is also developing bazedoxifene in combination with PREMARIN (Aprela) as a tissue selective estrogen complex under development for menopausal symptoms and osteoporosis. Two Phase III studies with bazedoxifene/conjugated estrogens (Aprela) showed reduced number and severity of hot flashes in symptomatic postmenopausal women by up to 80 percent when compared with placebo. Pfizer expects to file an initial NDA no earlier than the first half of 2010. We are entitled to receive tiered royalties on these products.

Lasofoxifene (FABLYN®) is a product candidate that resulted from our collaboration with Pfizer. Pfizer submitted an NDA and an MAA for FABLYN for osteoporosis treatment in December 2007 and January 2008, respectively. The FDA Advisory Committee in early September 2008 voted 9-3 in favor of approving this drug. In January 2009, Pfizer received a complete response letter from the FDA requesting additional information for FABLYN. In February 2009 FABLYN received approval in the EU for the treatment of osteoporosis. Pfizer reported that following a strategic review, it decided to explore strategic options for FABLYN, including out-licensing or sale. Under the terms of our agreement with Pfizer, we are entitled to receive royalty payments on worldwide net sales of lasofoxifene for any indication.

Results of Operations

Total revenues for 2009 were $38.9 million, compared to $27.3 million in 2008 and $12.9 million in 2007. Our loss from continuing operations for 2009 was $9.9 million, or $0.09 per share, compared to $97.5 million, or $1.02 per share, in 2008 and $34.8 million, or $0.35 per share, in 2007.

Royalty Revenue

Royalty revenues were $8.3 million in 2009 compared to $20.3 million in 2008 and $11.4 million in 2007. The decrease in royalty revenues of $12.0 million for the year ended December 31, 2009 is primarily due to a reduction in the contractual royalty rate from 15% to 5% in October 2008 under our agreement with King for AVINZA sales, partially offset by PROMACTA royalties. The increase in royalty revenues of $8.9 million for the year ended December 31, 2008 is a result of the first full year of AVINZA royalties following our sale of AVINZA to King Pharmaceuticals in Febuary 2007.

Collaborative Research and Development and Other Revenue

Collaborative research and development and other revenues for 2009 were $30.6 million compared to $7.0 million in 2008 and $1.5 million in 2007. Collaborative research and development and other revenues include reimbursement for ongoing research activities, earned milestones, and recognition of prior years’ up-front fees previously deferred.

A comparison of collaborative research and development and other revenues is as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
Collaborative research and development	$23,316	$—	$—
License fees	525	5,000	—
Milestones and other	6,765	2,000	1,485

	$30,606	$7,000	$1,485

Collaborative Research and Development. The increase of $23.3 million for the year ended December 31, 2009 is due to collaboration revenues resulting from agreements acquired from Pharmacopeia in December 2008.

License fees. License fees decreased $4.5 million for the year ended December 31, 2009 as, during 2008, we received a $5.0 million up-front license fee from an agreement with GSK under which we licensed worldwide exclusive rights to our LGD-4665 product candidate and our other thrombopoietin (TPO)-related molecules to GSK.

Milestones and Other. Milestones in 2009 reflect $4.0 million received from Merck in connection with lead identification and transferred programs, $1.3 million received from GSK for lead identification, and $1.5 million from Pfizer related to NDA filings. Milestones in 2008 reflect $2.0 million received from GSK as a result of FDA approval of eltrombopag. Milestones in 2007 reflect $1.0 million received from GSK in connection with the filing of an NDA for eltrombopag and $0.5 million earned from Wyeth.

Research and Development Expenses

Research and development expenses were $39.9 million in 2009 compared to $30.8 million in 2008 and $44.6 million in 2007. The major components of research and development expenses are as follows (in thousands):

	Years Ended December 31,
	2009	2008	2007
Research performed under collaboration agreements	$21,194	$—	$—
Internal research programs	12,963	21,626	21,954

Total research	34,157	21,626	21,954
Development costs	5,713	9,144	22,669

Total research and development	$39,870	$30,770	$44,623

The increase in research and development expenses of $9.1 million for the year ended December 31, 2009 was primarily due to $21.2 million of costs associated with servicing our collaboration agreements, partially offset by a $7.0 million reduction in litigation settlement costs as the result of a settlement agreement and mutual release we entered into with The Rockefeller University, or Rockefeller, in 2008, $2.0 million in reduced consulting and outside service costs associated with internal research programs, and a $3.0 million reduction in costs associated with clinical trials.

The decrease in research and development costs of $13.9 million for the year ended December 31, 2008 was primarily due to $13.6 million of reduced development expenses as a result of lower headcount-related expenses in connection with our restructuring and reduced outside service costs associated with our thrombopoietin (TPO) agonists program and a reduction of $7.4 million in restructuring costs as 2007 included one-time severance benefits and stock compensation charges of $6.6 million incurred in connection with our restructuring and one-time stock compensation charges of $0.8 million incurred in connection with the equitable adjustment of stock options, partially offset by $7.0 million related to a settlement agreement and mutual release we entered into with Rockefeller in 2008.

A summary of our significant internal research and development programs as of December 31, 2009 is as follows:

Program	Disease/Indication	Development Phase

Selective Androgen Receptor Modulators (SARMs) (agonists)	Muscle wasting and frailty	Phase I

Thyroid receptor beta agonists	Hyperlipidemia	Phase I and Preclinical

Small molecule Erythropoietin (EPO) receptor agonists	Chemotherapy-induced anemia, anemia due to kidney failure	Preclinical

Glucagon receptor antagonists	Diabetes	Preclinical

Histamine 3 (H3) receptor antagonists	Cognitive disorders	Research

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

General and Administrative Expenses

General and administrative expenses were $15.2 million for 2009, compared to $23.8 million for 2008 and $30.4 million for 2007. The decrease in general and administrative expenses of $8.6 million for the year ended December 31, 2009 was primarily due to $4.3 million of expenses incurred during 2008 as a result of exiting a facility, reduced legal expenses of $3.3 million and lower headcount costs of $0.6 million.

The decrease in general and administrative costs of $6.6 million for the year ended December 31, 2008 was primarily due to lower headcount related expenses of $7.1 million (which included one-time severance benefits of $3.9 million in connection with our restructuring, and stock compensation charges of $1.0 million incurred in connection with the equitable adjustment of stock options), reduced outside consulting and audit fees of $3.6 million and reduced occupancy cost of $1.7 million. These reductions were partially offset by a $4.1 million charge for exit costs when we fully ceased use of one of our leased facilities in the first quarter of 2008 and increased legal expenses of $1.1 million primarily related to litigation with The Salk Institute for Biological Studies, or Salk, and Rockefeller.

Lease Termination Costs

In August 2009, we entered into a lease termination agreement for our corporate facility in San Diego. Under the terms of the agreement, we will pay a termination fee of $14.3 million as follows: $4.5 million was paid upon signing, $4.5 million in July 2010 and $5.3 million in April 2011. As a result, during the year ended December 31, 2009, we recorded lease termination costs of $15.2 million, which includes the net present value of the lease termination payments of $14.3 million and $0.9 million of other costs associated with the lease termination.

Write-off of in-process research and development

For acquisitions prior to January 1, 2009, the fair value of acquired In-Process Research and Development (IPR&D) projects, which have no alternative future use and which have not reached technological feasibility at the date of acquisition, were immediately expensed. We wrote-off the estimated fair value of $72.0 million of acquired in-process research and development related to the acquisition of Pharmacopeia, Inc. in 2008. The estimated fair value relates to specific internal and partnered product candidates targeting a variety of indications which are currently in various stages of development ranging from preclinical to Phase II. Due to the nature of our internal development programs and our collaborative partnerships, management does not expect to incur significant costs related to these programs. The estimated fair value is driven by future milestones and royalties. Management anticipates potential milestones in the near-term and the possibility of significant royalties beginning in 2015. However, as these potential products have not reached commercialization, we or our partners face risks inherent in the development of products in the human health care market and will continue to face significant risks as no assurance can be given that: (1) product development efforts will be successful, (2) required regulatory approvals for any indication will be obtained, (3) any products, if introduced, will be capable of being produced in commercial quantities at reasonable costs or, (4) patient and physician acceptance of these products will be achieved. These risks may cause significant delays in the timing or potential success of commercialization of these products, which could materially impact estimated future cash flows. Of the total fair value, $29.0 million relates to product candidates currently in the preclinical stage of development as follows: $13.0 million related to various candidates under our collaboration with GSK, $8.0 million related to the JAK-3 program with Wyeth, and $8.0 related to our internal CCR1 program; $9.0 million relates to product candidates currently in Phase I clinical trials as follows: $7.5 million related to Schering Plough oncology-related product candidates and $1.5 million related to a product candidate being developed by Celgene targeting inflammation; and $34.0 million relates to product candidates currently in Phase II clinical trials as follows: $19.0 million related to Schering Plough’s CXCR2 program targeting COPD and asthma and $15.0 million related to a P38 MAPK inhibitor program targeting rheumatoid arthritis and psoriasis being developed by BMS.

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

The above assumptions were used solely for the purposes of estimating fair values of these product candidates as of the date of their acquisition. However, we cannot provide assurance that the underlying assumptions used to forecast the cash flows or the timely and successful completion of development and commercialization will materialize, as estimated. Consequently, the eventual realized value of the acquired inprocess research and development may vary from its estimated value at the date of acquisition.

As a result of adjustments to our purchase price allocation related to our acquisition of Pharmacopeia, we wrote-off an additional $0.4 million of acquired in-process research and development during the year ended December 31, 2009.

Accretion of Deferred Gain on Sale Leaseback

In October 2006, we entered into an agreement with Slough for the sale of our real property located in San Diego, California for a purchase price of $47.6 million. This property, with a net book value of $14.5 million, included one building totaling approximately 82,500 square feet, the land on which the building is situated, and two adjacent vacant lots. As part of the sale transaction, we agreed to lease back the building for a period of 15 years.

We recognized an immediate pre-tax gain on the sale transaction of $3.1 million in 2006 and deferred a gain of $29.5 million on the sale of the building. The deferred gain was being recognized as an offset to operating expense on a straight-line basis over the 15 year term of the lease at a rate of approximately $2.0 million per year.

In August 2009, we entered into a lease termination agreement for this building. As a result, we recognized an additional $20.4 million of accretion of deferred gain during the quarter ended September 30, 2009, and will recognize the remaining balance of the deferred gain of $3.1 million through the term of our new building lease, which expires in December 2011. The amount of the deferred gain recognized for the years ended December 31, 2009, 2008 and 2007 was $21.9 million, $2.0 million and $2.0 million, respectively.

Interest Income

Interest income was $0.6 million for 2009, compared to $2.1 million for 2008 and $8.7 million for 2007. The decrease from 2008 to 2009 is due to lower invested balances and lower interest rates. The decrease from 2007 to 2008 is due to lower invested balances as a result of the $252.7 million cash dividend paid on April 19, 2007, as well as lower interest rates.

Income Taxes

During 2009, we recorded an income tax benefit of $1.5 million. In December 2009, the Internal Revenue Service, or IRS, issued to us a Notice of Proposed Adjustment, or NOPA, seeking an increase to our taxable income for the 2007 fiscal year of $71.5 million and a $4.1 million penalty for substantial underpayment of tax in fiscal 2007. We responded to the NOPA in February 2010, disagreeing with the conclusions reached by the IRS in the NOPA. We recorded a FIN 48 liability of $25.1 million related to the income tax effect of the NOPA and $3.0 million related to estimated interest due on the proposed underpayment of tax. We also recorded deferred income tax assets of $25.1 million associated with the ability to carry back losses from 2008 and 2009 to offset the NOPA. In addition, we recorded an income tax receivable of $4.5 million associated with changes in income tax law in relation to prior AMT taxes paid on carry back periods. We have not recorded the penalties proposed by the IRS in our financial statements as we believe that we met the appropriate standard for the tax position on our 2007 tax return. If we are unsuccessful in our negotiations with the IRS, we may be required to pay the $4.1 million penalty and utilize a significant amount of our net operating loss carryforwards.

During 2008, we had losses from continuing operations and discontinued operations. We recorded an income tax benefit from continuing operations of $0.1 million for the year ended December 31, 2008 related to tax refunds. We recorded an income tax benefit from continuing operations of $18.7 million for the year ended December 31, 2007 related to the use of losses from continuing operations to offset income from discontinued operations.

At December 31, 2009, we have federal net operating loss carryforwards of $513.8 million, $205.7 million of state net operating loss carryforwards and $17.1 million of federal research and development credit carryforwards. Federal research and development credit carryforwards of $1.2 million expired at the beginning of 2010 with the remainder expiring through 2027, and we have $12.9 million of California and New Jersey research and development credit carryforwards that have no expiration date.

Pursuant to Internal Revenue Code Sections 382 and 383, use of net operating loss and credit carryforwards may be limited if there were changes in ownership of more than 50%. We have completed a Section 382 study for Ligand through 2007. As a result of these ownership changes, utilization of Ligand’s net operating losses and credits are subject to limitations under Internal Revenue Code Sections 382 and 383.

Discontinued Operations

Oncology Product Line

In 2006, we and Eisai entered into the Oncology purchase agreement pursuant to which Eisai agreed to acquire all of our worldwide rights in and to our oncology products, or Oncology product line, including, among other things, all related inventory, equipment, records and intellectual property, and assume certain liabilities as set forth in the Oncology purchase agreement. The Oncology product line included our four marketed oncology drugs: ONTAK, Targretin capsules, Targretin gel and Panretin gel. Pursuant to the Oncology purchase agreement, at closing on October 25, 2006, we received $185.0 million in net cash proceeds, which is net of $20.0 million that was funded into an escrow account to support any potential indemnification claims made by Eisai following the closing of the sale. In 2007, we recognized a $20.8 million pre-tax gain resulting from the release of funds from the escrow account partially offset by a $2.8 million pre-tax loss due to subsequent changes in certain estimates of assets and liabilities recorded as of the sale date. In 2008, we recognized a $10.6 million pre-tax loss resulting from the Salk settlement for $13.0 million partially offset by a $2.4 million pre-tax gain due to subsequent changes in certain estimates of assets and liabilities recorded as of the sale date. In 2009, we recognized a $1.0 million pre-tax gain due to subsequent changes in certain estimates of assets and liabilities recorded as of the sale date.

Additionally, $38.6 million of the proceeds received from Eisai were deposited into an escrow account to repay a loan received from King Pharmaceuticals, Inc., or King, the proceeds of which were used to pay our co-promote termination obligation to Organon in October 2006. The escrow amounts were released and the loan repaid to King in January 2007.

In connection with the Oncology purchase agreement with Eisai, we entered into a transition services agreement whereby we agreed to perform certain transition services for Eisai, in order to effect, as rapidly as practicable, the transition of purchased assets from us to Eisai. In exchange for these services, Eisai paid us a monthly service fee through June 25, 2007. Fees earned under the transition services agreement during 2007, which were recorded as an offset to operating expenses, were $2.7 million.

Prior to the Oncology sale, we recorded accruals for rebates, chargebacks, and other discounts related to Oncology products when product sales were recognized as revenue under the sell-through method. Upon the Oncology sale, we accrued for rebates, chargebacks, and other discounts related to Oncology products in the distribution channel which had not sold-through at the time of the Oncology sale and for which we retained the liability subsequent to the Oncology sale. These products expired at various dates through July 31, 2008. Our accruals for Oncology rebates, chargebacks, and other discounts total $7,000 and $0.4 million as of December 31, 2009 and 2008, respectively.

Additionally, and pursuant to the terms of the Oncology purchase agreement, we retained the liability for returns of product from wholesalers that had been sold by us prior to the close of the transaction. Accordingly, as part of the accounting for the gain on the sale of the Oncology Product Line, we recorded a reserve for Oncology product returns. Under the sell-through revenue recognition method, we previously did not record a reserve for returns from wholesalers. Oncology products sold by us may be returned through a specified period subsequent to the product expiration date, but no later than July 31, 2009. Our reserve for Oncology returns was zero and $0.9 million as of December 31, 2009 and 2008, respectively.

AVINZA Product Line

In 2006, we and King entered into the AVINZA purchase agreement pursuant to which King agreed to acquire all of our rights in and to AVINZA in the United States, its territories and Canada, including, among other things, all AVINZA inventory, records and related intellectual property, and assume certain liabilities as set forth in the AVINZA purchase agreement, which we collectively refer to as the Transaction.

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

King also assumed our co-promote termination obligation to make payments to Organon based on net sales of AVINZA ($40.8 million and $58.5 million as of December 31, 2009 and 2008, respectively). As Organon has not consented to the legal assignment of the co-promote termination obligation from us to King, we remain liable to Organon in the event of King’s default of this obligation. In 2007, we recorded a pre-tax gain on the sale of $310.1 million, a $7.5 million pre-tax gain resulting from the release of funds from the escrow account and a $0.6 million pre-tax gain due to subsequent changes in certain estimates of assets and liabilities recorded as of the sale date. These gains were partially offset by a $3.0 million adjustment to investment banking fees. In 2008, we recognized an $8.1 million pre-tax gain resulting from the release of funds from the escrow account and a $1.5 million pre-tax gain due to subsequent changes in certain estimates of assets and liabilities recorded as of the sale date. In 2009, we recognized a $5.4 million pre-tax gain due to subsequent changes in certain estimates of assets and liabilities recorded as of the sale date.

Also on September 6, 2006, we entered into a contract sales force agreement, or sales call agreement, with King, pursuant to which King agreed to conduct a sales detailing program to promote the sale of AVINZA for an agreed upon fee, subject to the terms and conditions of the sales call agreement. Pursuant to the Sales Call Agreement, King agreed to perform certain minimum monthly product details (i.e. sales calls), which commenced effective October 1, 2006 and continued until the Closing Date. Co-promotion expense recognized under the sales call agreement for 2007 was $2.8 million.

Prior to the AVINZA sale, we recorded accruals for rebates, chargebacks, and other discounts related to AVINZA products when product sales were recognized as revenue under the sell-through method. Upon the AVINZA sale, we accrued for rebates, chargebacks, and other discounts related to AVINZA products in the distribution channel which had not sold-through at the time of the AVINZA sale and for which we retained the liability subsequent to the sale. These products expired at various dates through June 30, 2009. Our accruals for AVINZA rebates, chargebacks, and other discounts total $6,000 and $0.1 million as of December 31, 2009 and 2008, respectively.

Additionally, and pursuant to the terms of the AVINZA purchase agreement, we retained the liability for returns of product from the distribution channel that had been sold by us prior to the close of the transaction.

Accordingly, as part of the accounting for the gain on the sale of AVINZA, we recorded a reserve for AVINZA product returns. Under the sell-through revenue recognition method, we previously did not record a reserve for returns. AVINZA products sold by us may be returned through a specified period subsequent to the product expiration date, but no later than December 31, 2009. Our reserve for AVINZA returns was $18,000 and $8.2 million as of December 31, 2009 and 2008, respectively.

Income Taxes

For the year ended December 31, 2009, we recorded no income tax provision or benefit on discontinued operations.

For the year ended December 31, 2008, we recorded an income tax benefit on discontinued operations of $0.4 million, which related to state tax refunds for taxes paid in 2007.

For the year ended December 31, 2007, we recorded income tax expense on discontinued operations of $22.8 million, which related to the income and gain on sale of our AVINZA product line.

Summary of Results from Discontinued Operations

There were no activities related to discontinued operations in 2009 and 2008. Income from discontinued operations before income taxes was $6.0 million in 2007.

The following table summarizes the 2007 results from discontinued operations included in the 2007 consolidated statement of operations (in thousands):

AVINZA Product Line
Product sales	$18,256

Operating costs and expenses:
Cost of products sold	3,608
Research and development	120
Selling, general and administrative	3,709
Co-promotion	2,814
Co-promote termination charges	2,012

Total operating costs and expenses	12,263

Income before income taxes	$5,993

Co-promotion expense of $2.8 million in 2007 represents fees paid to King for contract sales expenses incurred under the sales call agreement prior to the closing of the Transaction on February 26, 2007.

In 2007, we recognized $2.0 million of co-promote termination expense which represents the accretion of the termination liability to fair value as of February 26, 2007 and the closing of the AVINZA Product Line sale Transaction.

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

Working capital was $16.0 million at December 31, 2009 compared to $23.3 million at December 31, 2008. Available cash, cash equivalents and short-term investments totaled $53.2 million as of December 31, 2009 compared to $80.7 million as of December 31, 2008. We primarily invest our cash in certificates of deposit and United States government and investment grade corporate debt securities.

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

In December 2009, the Internal Revenue Service, or IRS, issued to us a Notice of Proposed Adjustment, or NOPA, seeking an increase to our taxable income for the 2007 fiscal year of $71.5 million and a $4.1 million penalty for substantial underpayment of tax in fiscal 2007. We responded to the NOPA in February 2010, disagreeing with the conclusions reached by the IRS in the NOPA. We recorded a FIN 48 liability of $25.1 million related to the income tax effect of the NOPA and $3.0 million related to estimated interest due on the proposed underpayment of tax. We also recorded deferred income tax assets of $25.1 million associated with the ability to carry back losses from 2008 and 2009 to offset the NOPA. In addition, we recorded an income tax receivable of $4.5 million associated with changes in income tax law in relation to prior AMT taxes paid on carry back periods. We have not recorded the penalties proposed by the IRS in our financial statements as we believe that we met the appropriate standard for the tax position on our 2007 tax return. If we are unsuccessful in our negotiations with the IRS, we may be required to pay the $4.1 million penalty and utilize a significant amount of our net operating loss carryforwards.

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

Operating Activities

Operating activities used cash of $33.8 million, $20.6 million, and $97.7 million in 2009, 2008 and 2007, respectively. The use of cash in 2009 reflects a net loss of $1.9 million, adjusted by $7.9 million of gain from discontinued operations and $4.0 million of non-cash items to reconcile the net loss to net cash used in operations. These reconciling items primarily reflect the accretion of deferred gain on the sale leaseback of the building of $21.9 million, non-cash development milestone revenue of $0.9 million and gain on investments of $0.2 million, partially offset by non-cash lease costs of $9.8 million, a write-off of acquired in-process research and development of $0.4 million, non-cash exit and restructuring costs of $0.3 million, the recognition of $3.4 million of stock-based compensation expense, depreciation of assets of $3.1 million, impairment and amortization of acquired intangible assets of $1.5 million, and the write-off of assets of $0.5 million. The use of cash in 2009 is further impacted by changes in operating assets and liabilities due primarily to decreases in accounts payable and accrued liabilities of $11.0 million, a decrease in deferred revenue of $14.3 million, a decrease in other liabilities of $2.3 million and an increase in accounts receivable, net of $0.6 million. These increases were partially offset by decreases in other current assets of $1.1 million and the release of the restricted indemnity account of $10.3 million. Net cash used in operating activities of discontinued operations was $3.2 million in 2009.

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

The use of cash in 2007 reflects net income of $281.7 million, adjusted by $316.4 million of gain from discontinued operations and $11.0 million of non-cash items to reconcile net income to net cash used in operations. These reconciling items primarily reflect deferred gain on the sale leaseback of the building of $2.0 million, the recognition of $7.6 million of stock-based compensation expense, depreciation and amortization of assets of $2.6 million, a realized loss on investment of $1.3 million, and the write-off of assets of $1.0 million. The use of cash in 2007 is further impacted by changes in operating assets and liabilities due primarily to decreases in accounts payable and accrued liabilities of $54.5 million and to deferred revenue of $8.7 million and an increase in the restricted indemnity account of $10.1 million, partially offset by decreases in accounts receivable, net of $11.5 million, other current assets of $1.4 million, and inventories, net of $0.9 million. The increase in the restricted indemnity account in 2007 was primarily due to the funding of $10.0 million to support our indemnification obligations to continuing and departing directors in connection with the SEC investigation and related matters. Net cash used in operating activities from discontinued operations was $15.6 million in 2007.

Investing Activities

Investing activities provided cash of $24.8 million in 2009, used cash of $24.4 million in 2008 and provided cash of $343.8 million 2007. Cash provided by investing activities in 2009 primarily reflects the net sales of short-term investments of $15.0 million and $9.8 million of net cash acquired from our merger with Neurogen. None of the cash provided by investing activities for 2009 related to discontinued operations.

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

Financing Activities

Financing activities used cash of $3.7 million, $3.0 million and $327.7 million in 2009, 2008 and 2007, respectively. Cash used in financing activities in 2009 primarily reflects payments under equipment financing obligations of $0.5 million and the repayment of debt of $3.4 million related to an equipment line of credit acquired from Pharmacopeia that was paid off in January 2009, partially offset by proceeds from the issuance of common stock of $0.2 million. None of the cash used in financing activities for 2009 related to discontinued operations.

Cash used in financing activities in 2008 primarily reflects repurchase of our common stock of $1.6 million and payments under equipment financing obligations of $1.5 million. None of the cash used in financing activities for 2008 related to discontinued operations.

Cash used in financing activities in 2007 primarily reflects a $252.7 million cash dividend payment, $39.6 million in repurchases of our common stock and payments under equipment financing obligations of $2.2 million. These amounts are partially offset by proceeds from the issuance of common stock, related primarily to the exercise of employee stock options, of $4.4 million. Net cash used in financing activities of discontinued operations was $37.8 million in 2007.

Other

As part of our alliances with GSK, Pfizer (formerly Wyeth), Cephalon and Merck (formerly Schering-Plough) and our discovery collaboration agreement with BMS, we have received up-front cash payments and licenses to certain product candidates. In connection with these agreements, we are obligated to perform significant research and development activities over multiple years and as such, expect to incur significant costs performing such activities. The following table provides the period over which these research and development activities are to be provided, as well as the deferred revenue currently recorded for each agreement as of December 31, 2009:

Collaborative Agreement	Expiration of Initial Research Term	Deferred Revenue
Merck (formerly Schering-Plough) Agreement	December 2009	$438
BMS Discovery Collaboration Agreement	December 2009	264
Pfizer (formerly Wyeth) Agreement	December 2010	893
Trevena Agreement	January 2011	605
GSK Agreement	March 2011	3,738

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

Certain of our property and equipment is pledged as collateral under various equipment financing arrangements. As of December 31, 2009, $0.1 million was outstanding under such arrangements and classified as current. During January 2009, we paid off the remaining $3.4 million of financing obligations acquired through our acquisition of Pharmacopeia.

On July 19, 2007, we purchased $5.0 million of commercial paper issued by Golden Key Ltd. While the investment was highly-rated and within our investment policy at the time of purchase, during the third quarter of 2007, large credit rating agencies downgraded the quality of this security. In addition, as a result of not meeting certain liquidity covenants, the assets were assigned to a trustee who established a committee of the largest senior credit holders to determine the next steps. Subsequently, Golden Key defaulted on its obligation to settle the security on the stated maturity date of October 10, 2007. Based on available information, we estimate that we will be able to recover approximately $1.9 million on this security. As a result of changes in the estimated fair value, we adjusted the carrying value by recording an unrealized gain of $0.2 million in 2009 and an impairment loss of $2.0 million in 2008. Further, liquidity in the capital markets has continued to be volatile. Accordingly, we may be exposed to additional impairment for this investment until it is fully recovered.

In connection with the acquisition of Pharmacopeia on December 23, 2008, Pharmacopeia security holders received a contingent value right that entitles them to an aggregate cash payment of $15.0 million under certain circumstances.

In connection with the acquisition of Neurogen Corporation on December 23, 2009, Neurogen security holders received CVRs under four CVR agreements. The CVRs entitle Neurogen shareholders to cash payments upon the sale or licensing of certain assets and upon the achievement of a specified clinical milestone.

Leases and Off-Balance Sheet Arrangements

We lease our office and research facilities under operating lease arrangements with varying terms through November 2021. The agreements provide for increases in annual rents based on changes in the Consumer Price Index or fixed percentage increases ranging from 3% to 7%. Commencing January 2008, we also sublease a portion of our facilities through July 2015. The sublease agreement provides for a 3% increase in annual rents. We had no off-balance sheet arrangements at December 31, 2009 and 2008.

Contractual Obligations

As of December 31, 2009, future minimum payments due under our contractual obligations are as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Equipment financing obligations (1)	$93	$93	$—	$—	$—
Operating lease obligations (2)	32,200	5,936	10,860	9,847	5,557
Consulting / License Agreements	343	343	—	—	—
Co-promote termination liability (3)	—	—	—	—	—

Total contractual obligations	$32,636	$6,372	$10,860	$9,847	$5,557

(1) Includes interest payments as follows:	$3	$3	$—	$—	$—
(2)	We lease an office and research facility under an operating lease arrangement through July 2015. Commencing January 2008, we sublet this facility through July 2015. The sublease agreement provides for a 3% increase in annual rents. As of December 31, 2009, we expect to receive aggregate future minimum lease payments totaling $4.9 million (nondiscounted) over the duration of the sublease agreement as follows and not included in the table above: less than one year, $0.8 million; one to three years, $1.7 million; three to five years, $1.8 million; and more than five years, $0.5 million.
(3)	Our co-promote termination obligation to Organon was assumed by King pursuant to the AVINZA purchase agreement. However, as Organon did not consent to the legal assignment of the obligation to King, we remain liable to Organon in the event of King’s default of the obligation. As of December 31, 2009, the total estimated amount of the obligation is $67.1 million on an undiscounted basis. We do not expect to make any cash payments related to this obligation.
(4)	Excludes contingent payments to selling security holders of Pharmacopeia and Neurogen.

As of December 31, 2009, we have net open purchase orders (defined as total open purchase orders at year end less any accruals or invoices charged to or amounts paid against such purchase orders) totaling approximately $4.7 million. We plan to spend approximately $0.5 million on capital expenditures in 2010.

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

Nonrefundable, up-front license fees and milestone payments with standalone value that are not dependent on any future performance by us under our collaboration agreements are recognized as revenue upon the earlier of when payments are received or collection is assured, but are deferred if we have continuing performance obligations. Amounts received under multiple-element arrangements requiring ongoing services or performance by us are recognized over the period of such services or performance.

Revenue from milestones is recognized when earned, as evidenced by written acknowledgement from the collaborator, provided that (i) the milestone event is substantive, its achievability was not reasonably assured at the inception of the agreement, and we have no further performance obligations relating to that event, and (ii) collectibility is reasonably assured. If these criteria are not met, the milestone payment is recognized over the remaining period of our performance obligations under the arrangement.

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

In connection with the AVINZA sale transaction, King assumed our obligation to make payments to Organon based on net sales of AVINZA (the fair value of which approximated $40.8 million as of December 31, 2009). As Organon has not consented to the legal assignment of the co-promote termination obligation from us to King, we remain liable to Organon in the event of King’s default of this obligation. Therefore, we recorded an asset on February 26, 2007 to recognize King’s assumption of the obligation, while continuing to carry the co-promote termination liability in our consolidated financial statements to recognize our legal obligation as primary obligor to Organon. This asset represents a non-interest bearing receivable for future payments to be made by King and is recorded at its fair value. As of December 31, 2009 and thereafter, the receivable and liability will remain equal and adjusted each quarter for changes in the fair value of the obligation. On a quarterly basis, management reviews the carrying value and assesses the co-promote termination receivable for impairment (e.g. in the event King defaults on the assumed obligation to pay Organon). Annually management also reviews the carrying value of the co-promote termination liability. Due to assumptions and judgments inherent in determining the estimates of future net AVINZA sales through November 2017, the actual amount of net AVINZA sales used to determine the amount of the asset and liability for a particular period may be materially different from current estimates. Any resulting changes to the co-promote termination liability will have a corresponding impact on the co-promote termination payments receivable. As of December 31, 2009 and 2008, the fair value of the co-promote termination liability (and the corresponding receivable) was determined using a discount rate of 15%.

Impairment of Long-Lived Assets

We review long-lived assets for impairment annually or whenever events or circumstances indicate that the carrying amount of the assets may not be recoverable. We measure the recoverability of assets to be held and used by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value of our long-lived assets is determined using the expected cash flows discounted at a rate commensurate with the risk involved. As of December 31, 2009, we believe that the future undiscounted cash flows to be received from our long-lived assets will exceed the assets’ carrying value.

Income Taxes

Income taxes are accounted for under the liability method. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of differences between the tax basis of assets or liabilities and their carrying amounts in the consolidated financial statements. A valuation allowance is provided for deferred tax assets if it is more likely than not that these items will either expire before we are able to realize their benefit or if future deductibility is uncertain. In December 2009, the IRS issued to us a NOPA seeking an increase to our taxable income for the 2007 fiscal year of $71.5 million and a $4.1 million penalty for substantial underpayment of tax in fiscal 2007. We responded to the NOPA in February 2010, disagreeing with the conclusions reached by the IRS in the NOPA. We recorded a FIN 48 liability of $25.1 million related to the income tax effect of the NOPA and $3.0 million related to estimated interest due on the proposed underpayment of tax. We also recorded deferred income tax assets of $25.1 million associated with the ability to carry back losses from 2008 and 2009 to offset the NOPA. In addition, we recorded an income tax receivable of $4.5 million associated with changes in income tax law in relation to prior AMT taxes paid on carry back periods. We have not recorded the penalties proposed by the IRS in our financial statements as we believe that we met the appropriate standard for the tax position on our 2007 tax return. If we are unsuccessful in our negotiations with the IRS, we may be required to pay the $4.1 million penalty and utilize a significant amount of our net operating loss carryforwards. As of December 31, 2008, we have provided a full valuation allowance against the deferred tax asset as recoverability was uncertain. Developing the provision for income taxes requires significant judgment and expertise in federal and state income tax laws, regulations and strategies, including the determination of deferred tax assets and liabilities and, if necessary, any valuation allowances that may be required for deferred tax assets. Our judgments and tax strategies are subject to audit by various taxing authorities. While we believe we have provided adequately for our income tax liabilities in our consolidated financial statements, adverse determinations by these taxing authorities could have a material adverse effect on our consolidated financial condition and results of operations.

Stock-Based Compensation

Stock-based compensation cost for awards to employees and non-employee directors is recognized on a straight-line basis over the vesting period until the last tranche vests. Compensation cost for consultant awards is recognized over each separate tranche’s vesting period. We recognized compensation expense of $3.4 million, $3.6 million and $7.6 million for 2009, 2008 and 2007, respectively, associated with option awards, restricted stock and an equitable adjustment of employee stock options. Of the total compensation expense associated with the option awards for 2007, $1.8 million related to the $2.50 equitable adjustment of the exercise price for all options outstanding as of April 3, 2007 that was measured for financial reporting purposes effective March 28, 2007, the date our Compensation Committee of our Board of Directors approved the adjustment.

The fair-value for options that were awarded to employees and directors was estimated at the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions:

	Years Ended December 31,
	2009	2008	2007
Risk-free interest rate	2.1%	3.0%	4.9%
Dividend yield	—	—	—
Expected volatility	74%	65%	66%
Expected term	6 years	6 years	6 years

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

New Accounting Pronouncements

The FASB established the FASB Accounting Standards Codification™, or Codification, as the source of authoritative U.S. generally accepted accounting principles, or U.S. GAAP, recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements issued for interim and annual periods ending after September 15, 2009. The Codification has changed the manner in which U.S. GAAP guidance is referenced, but did not have an impact on our consolidated financial position, results of operations or cash flows.

In October 2009, the FASB issued ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements,” or ASU 2009-13, which amends existing revenue recognition accounting pronouncements that are currently within the scope of ASC 605. This guidance eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. ASU 2009-13 is effective for us prospectively for revenue arrangements entered into or materially modified beginning January 1, 2011. We are currently evaluating the impact, if any, that the adoption of this amendment will have on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

At December 31, 2009, our investment portfolio included fixed-income securities of $38.5 million. These securities are subject to interest rate risk and will decline in value if interest rates increase. However, due to the short duration of our investment portfolio, an immediate 10% change in interest rates would have no material impact on our financial condition, results of operations or cash flows. At December 31, 2009, we also have certain equipment financing arrangements with variable rates of interest. Due to the relative insignificance of such arrangements, however, an immediate 10% change in interest rates would have no material impact on our financial condition, results of operations, or cash flows. Declines in interest rates over time will, however, reduce our interest income, while increases in interest rates over time will increase our interest expense.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Ligand Pharmaceuticals Incorporated

We have audited the accompanying consolidated balance sheets of Ligand Pharmaceuticals Incorporated and subsidiaries (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity (deficit) and comprehensive income (loss) and cash flows for the years then ended. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(4)(d). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ligand Pharmaceuticals Incorporated and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2, the Company adopted new accounting guidance on January 1, 2009 related to the accounting for business combinations.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Ligand Pharmaceuticals Incorporated and subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 3, 2010 expressed an unqualified opinion.

/s/ Grant Thornton LLP

San Diego, California

March 3, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Ligand Pharmaceuticals Incorporated

San Diego, California

We have audited the accompanying consolidated statement of operations, statement of stockholders’ equity (deficit) and comprehensive income (loss), and statement of cash flows of Ligand Pharmaceuticals Incorporated and subsidiaries (the “Company”) for the year ended December 31, 2007. We have also audited Schedule II—Valuation and Qualifying Accounts for the year ended December 31, 2007. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Ligand Pharmaceuticals Incorporated and subsidiaries for the year ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, Schedule II—Valuation and Qualifying Accounts presents fairly, in all material respects, the information set forth therein for the year ended December 31, 2007.

/s/ BDO Seidman, LLP

San Diego, California

February 28, 2008

LIGAND PHARMACEUTICALS INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (in thousands, except share data)

	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$16,032	$28,753
Short-term investments	37,200	51,918
Accounts receivable, net	618	—
Assets held for sale	3,170	—
Other current assets	1,364	2,300
Current portion of co-promote termination payments receivable	9,782	10,958

Total current assets	68,166	93,929
Restricted cash and investments	1,462	1,341
Property and equipment, net	8,522	12,903
Goodwill and other identifiable intangible assets	2,515	5,375
Long-term portion of co-promote termination payments receivable	30,993	47,524
Restricted indemnity account	—	10,232
Deferred income taxes	25,068	—
Other assets	5,081	144

Total assets	$141,807	$171,448

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$16,945	$14,627
Accrued liabilities	9,375	12,665
Payable to Neurogen stockholders	3,770	—
Allowances for loss on returns, rebates and chargebacks related to discontinued operations	31	9,590
Accrued litigation settlement costs	1,000	8,680
Current portion of deferred gain	1,702	1,964
Current portion of co-promote termination liability	9,782	10,958
Current portion of lease termination payments	4,487	—
Current portion of equipment financing obligations	91	1,829
Current portion of deferred revenue	4,989	10,301

Total current liabilities	52,172	70,614
Long-term portion of co-promote termination liability	30,993	47,524
Long-term portion of equipment financing obligations	—	2,178
Long-term portion of deferred revenue, net	3,495	16,819
Long-term portion of deferred gain	1,702	23,292
Long-term portion of lease termination payments	5,281	—
Income tax payable	28,108	—
Other long-term liabilities	7,968	9,041

Total liabilities	129,719	169,468

Commitments and contingencies
Common stock subject to conditional redemption; 674, 230 and 997,568 shares issued and outstanding at December 31, 2009 and 2008, respectively	8,344	12,345

Stockholders’ equity (deficit):
Convertible preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 123,269,008 and 118,562,748 shares issued at December 31, 2009 and 2008, respectively	123	119
Additional paid-in capital	726,816	711,195
Accumulated other comprehensive income	513	81
Accumulated deficit	(681,574)	(679,626)
Treasury stock, at cost; 6,607,905 shares at December 31, 2009 and 2008	(42,134)	(42,134)

Total stockholders’ equity (deficit)	3,744	(10,365)

	$141,807	$171,448

See accompanying notes to these consolidated financial statements.

LIGAND PHARMACEUTICALS INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share data)

	Year Ended December 31,
	2009	2008	2007
Revenues:
Royalties	$8,334	$20,315	$11,409
Collaborative research and development and other revenues	30,606	7,000	1,485

Total revenues	38,940	27,315	12,894

Operating costs and expenses:
Research and development	39,870	30,770	44,623
General and administrative	15,211	23,785	30,410
Lease termination costs	15,235	—	—
Write-off of acquired in-process research and development	442	72,000	—

Total operating costs and expenses	70,758	126,555	75,033

Accretion of deferred gain on sale leaseback	21,851	1,964	1,964

Loss from operations	(9,967)	(97,276)	(60,175)

Other income (expense):
Interest income	586	2,161	8,655
Interest expense	(270)	(202)	(735)
Other, net	(221)	(2,198)	(1,201)

Total other income (expense), net	95	(239)	6,719

Loss from continuing operations before income tax benefit	(9,872)	(97,515)	(53,456)
Income tax benefit from continuing operations	1,535	55	18,697

Loss from continuing operations	(8,337)	(97,460)	(34,759)

Discontinued operations:
Income (loss) from discontinued operations before income taxes	—	—	5,993
Gain on sale of AVINZA Product Line before income taxes	5,434	9,584	315,184
Gain (loss) on sale of Oncology Product Line before income taxes	955	(10,630)	18,037
Income tax benefit (expense) on discontinued operations	—	392	(22,767)

Income (loss) from discontinued operations	6,389	(654)	316,447

Net income (loss)	$(1,948)	$(98,114)	$281,688

Basic and diluted per share amounts:
Loss from continuing operations	$(0.08)	$(1.02)	$(0.35)
Income (loss) from discontinued operations	0.06	(0.01)	3.22

Net income (loss)	$(0.02)	$(1.03)	$2.87

Weighted average number of common shares	113,176,511	95,505,421	98,124,731

See accompanying notes to these consolidated financial statements.

LIGAND PHARMACEUTICALS INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except share data)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Treasury stock		Total stockholders’ equity (deficit)	Comprehensive income (loss)
	Shares	Amount				Shares	Amount
Balance at December 31, 2006	99,553,504	$100	$891,446	$(481)	$(862,802)	(73,842)	$(911)	$27,352
Effect of adopting FIN 48	—	—	—	—	(398)	—	—	(398)

Balance at January 1, 2007	99,553,504	100	891,446	(481)	(863,200)	(73,842)	(911)	26,954
Issuance of common stock under employee stock compensation plans	989,866	1	4,569	—	—	—	—	4,570
Repurchase of Company common stock	—	—	—	—	—	(6,189,309)	(39,610)	(39,610)
Unrealized net gain on available-for-sale securities	—	—	—	14	—	—	—	14	$14
Stock-based compensation	—	—	7,580	—	—	—	—	7,580
Foreign currency translation adjustments	—	—	—	476	—	—	—	476	476
Cash dividend paid, net	—	—	(252,557)	—	—	—	—	(252,557)
Net income	—	—	—	—	281,688	—	—	281,688	281,688

Balance at December 31, 2007	100,543,370	101	651,038	9	(581,512)	(6,263,151)	(40,521)	29,115	$282,178

Issuance of common stock under employee stock compensation plans	22,339	—	130	—	—	—	—	130
Repurchase of Company common stock	—	—	—	—	—	(344,754)	(1,613)	(1,613)
Unrealized net gain on available-for-sale securities	—	—	—	72	—	—	—	72	$72
Stock-based compensation	—	—	3,607	—	—	—	—	3,607
Issuance of common stock for acquisition of Pharmacopeia.	17,997,039	18	56,420	—	—	—	—	56,438
Net loss	—	—	—	—	(98,114)	—	—	(98,114)	(98,114)

Balance at December 31, 2008	118,562,748	119	711,195	81	(679,626)	(6,607,905)	(42,134)	(10,365)	$(98,042)

Issuance of common stock under employee stock compensation plans	506,260	—	228	—	—	—	—	228
Unrealized net gain on available-for-sale securities	—	—	—	432	—	—	—	432	$432
Stock-based compensation	—	—	3,365	—	—	—	—	3,365
Shares redeemed in lieu of cash payment for milestone achieved.	—	—	3,086	—	—	—	—	3,086
Issuance of common stock for acquisition of Neurogen.	4,200,000	4	8,942	—	—	—	—	8,946
Net loss	—	—	—	—	(1,948)	—	—	(1,948)	(1,948)

Balance at December 31, 2009	123,269,008	$123	$726,816	$513	$(681,574)	(6,607,905)	$(42,134)	$3,744	$(1,516)

See accompanying notes to these consolidated financial statements.

LIGAND PHARMACEUTICALS INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2009	2008	2007
Operating activities
Net income (loss)	$(1,948)	$(98,114)	$281,688
Less: gain (loss) from discontinued operations	6,389	(654)	316,447

Loss from continuing operations	(8,337)	(97,460)	(34,759)
Adjustments to reconcile net income (loss) to net cash used in operating activities, including effects of business acquired:
Write-off of acquired in-process research and development	442	72,000	—
Accretion of deferred gain on sale leaseback	(21,852)	(1,964)	(1,964)
Impairment and amortization of acquired intangible assets	1,500	—	909
Depreciation and amortization of property and equipment	3,134	1,052	1,706
Non-cash lease termination costs	9,768	—	—
Non-cash development milestone revenue	(915)	—	—
Loss on asset write-offs	500	746	1,029
Realized loss (gain) on investment	(232)	2,038	1,300
Stock-based compensation	3,365	3,607	7,580
Non-cash exit and restructuring costs	334	5,255	—
Other	(17)	(16)	487
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable, net	(618)	—	11,537
Other current assets	(448)	4,942	2,334
Restricted indemnity account and other	10,346	(162)	(10,070)
Accounts payable and accrued liabilities	(10,989)	(7,338)	(54,476)
Other liabilities	(2,318)	1,252	913
Deferred revenue	(14,302)	—	(8,657)

Net cash used in operating activities of continuing operations	(30,639)	(16,048)	(82,131)
Net cash used in operating activities of discontinued operations	(3,162)	(4,577)	(15,596)

Net cash used in operating activities	(33,801)	(20,625)	(97,727)

Investing activities
Cash acquired from acquisition of Pharmacopeia	—	4,135	—
Cash acquired from acquisition of Neurogen	9,796	—	—
Purchases of property and equipment	(522)	(495)	(440)
Proceeds from sale of property and equipment and building	108	92	322
Purchases of short-term investments	(32,806)	(68,370)	(25,565)
Proceeds from sale of short-term investments	47,761	32,015	20,116
Decrease (increase) in restricted cash and investments	—	70	1,479
Other, net	431	71	36

Net cash provide by (used in) investing activities of continuing operations	24,768	(32,482)	(4,052)
Net cash provided by investing activities of discontinued operations	—	8,058	347,889

Net cash provided by (used in) investing activities	24,768	(24,424)	343,837

Financing activities
Principal payments on equipment financing obligations	(473)	(1,527)	(2,169)
Repayment of debt	(3,443)	—	—
Net proceeds from issuance of common stock	228	130	4,387
Dividend paid	—	—	(252,742)
Dividend received on treasury stock held by company	—	—	185
Repurchase of common stock	—	(1,613)	(39,610)

Net cash used in financing activities of continuing operations	(3,688)	(3,010)	(289,949)
Net cash provided by (used in) financing activities of discontinued operations	—	—	(37,750)

Net cash provided by (used in) financing activities	(3,688)	(3,010)	(327,699)

Net increase (decrease) in cash and cash equivalents	(12,721)	(48,059)	(81,589)
Cash and cash equivalents at beginning of year	28,753	76,812	158,401

Cash and cash equivalents at end of year	$16,032	$28,753	$76,812

Supplemental disclosure of cash flow information
Interest paid	$270	$229	$1,511
Taxes paid	14	140	8,371

Supplemental schedule of non-cash investing and financing activities
Conversion of 6% convertible subordinated notes into common stock:
Employee stock option exercises	—	—	228
Issuance of common stock for acquisition	8,946	56,438	—

See accompanying notes to these consolidated financial statements.

LIGAND PHARMACEUTICALS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company and Its Business

Ligand Pharmaceuticals Incorporated, a Delaware corporation (the “Company” or “Ligand”), is a biotechnology company that focuses on drug discovery and early-stage development of pharmaceuticals that address critical unmet medical needs or that are more effective and/or safer than existing therapies, more convenient to administer and are cost effective. The consolidated financial statements include the Company’s wholly owned subsidiaries, Ligand Pharmaceuticals International, Inc., Ligand Pharmaceuticals (Canada) Incorporated, Seragen, Inc. (“Seragen”), Nexus Equity VI LLC (“Nexus”), Pharmacopeia LLC (“Pharmacopeia”) and Neurogen Corporation (“Neurogen”). The Company’s principle market is the United States. As further discussed in Note 3, the Company acquired Neurogen on December 23, 2009. As further discussed in Note 5, the Company sold its Oncology Product Line (“Oncology”) and AVINZA Product Line (“AVINZA”) on October 25, 2006 and February 26, 2007, respectively. The operating results for Oncology and AVINZA have been presented in the accompanying consolidated financial statements as “Discontinued Operations”.

The Company’s other potential products are in various stages of development. Potential products that are promising at early stages of development may not reach the market for a number of reasons. Prior to generating revenues from these products, the Company or its collaborative partners must complete the development of the products in the human health care market. No assurance can be given that: (1) product development efforts will be successful, (2) required regulatory approvals for any indication will be obtained, (3) any products, if introduced, will be capable of being produced in commercial quantities at reasonable costs or, (4) patient and physician acceptance of these products will be achieved. The Company faces risks common to companies whose products are in various stages of development. These risks include, among others, the Company’s need for additional financing to complete its research and development programs and commercialize its technologies. The Company has incurred significant losses since its inception. At December 31, 2009, the Company’s accumulated deficit was $681.6 million. Management expects that the Company will continue to incur substantial research and development expenses and may incur additional losses in the future.

2. Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, including disclosure of contingent assets and contingent liabilities, at the date of the consolidated financial statements and the reported amounts of revenues and expenses, in-process research and development, goodwill, deferred revenue and income tax net operating losses during the reporting period. The Company’s critical accounting policies are those that are both most important to the Company’s consolidated financial condition and results of operations and require the most difficult, subjective or complex judgments on the part of management in their application, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Because of the uncertainty of factors surrounding the estimates or judgments used in the preparation of the consolidated financial statements, actual results may materially vary from these estimates.

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

The Company invests its excess cash principally in United States government debt securities, investment grade corporate debt securities and certificates of deposit. The Company has established guidelines relative to diversification and maturities that maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates. Except as described in Note 6, the Company has not experienced any significant losses on its cash equivalents, short-term investments or restricted investments.

As of December 31, 2009, cash deposits held at financial institutions in excess of FDIC insured amounts of $250,000 were approximately $4.8 million.

Property and Equipment

Property and equipment is stated at cost and consists of the following (in thousands):

	December 31,
	2009	2008
Lab and office equipment	$24,646	$27,265
Leasehold improvements	11,728	16,168
Computer equipment and software	6,562	10,753

	42,936	54,186
Less accumulated depreciation and amortization	(34,414)	(41,283)

	$8,522	$12,903

Depreciation of equipment is computed using the straight-line method over the estimated useful lives of the assets which range from three to ten years. Leasehold improvements are amortized using the straight-line method over their estimated useful lives or their related lease term, whichever is shorter.

Assets Held for Sale

As discussed in Note 3, the Company acquired Neurogen Corporation on December 23, 2009. Neurogen had entered into an agreement with a commercial real estate developer to sell its properties for a gross selling price of $3.5 million. These properties are held for sale on the accompanying consolidated balance sheet at carrying value of $3.2 million net of estimated costs to sell. The sale was completed on February 2, 2010. Net proceeds from the sale will be distributed to Neurogen’s stockholders through a Contingent Value Right (“CVR”) agreement.

Goodwill and Other Identifiable Intangible Assets

Goodwill and other identifiable intangible assets consist of the following (in thousands):

	December 31,
	2009	2008
Collaborative research and development with Schering-Plough	$—	$2,000
Acquired in-process research and development	1,815	—
Goodwill	700	3,375

	$2,515	$5,375

The collaborative research and development with Schering-Plough was being amortized on a straight-line basis over a period of three years. As discussed in Note 14, in July 2009, the Company and N.V. Organon, which was acquired by Schering-Plough in November 2007, mutually agreed to terminate the research collaboration under their collaboration and license agreement. Schering-Plough continued to fund research collaboration activities on those targets currently under investigation through December 2009. As a result of the termination, the Company recorded an impairment charge of $1.1 million and adjusted its remaining useful life to four months. During the year ended December 31, 2009, the Company recorded $0.9 million of amortization expense.

Additionally, during the quarter ended March 31, 2009, the Company adjusted its preliminary purchase price allocation for Pharmacopeia, Inc., which resulted in an increase in transaction costs of $0.3 million and decreases in property and equipment of $1.1 million, liabilities assumed of $4.4 million and goodwill of $3.0 million. During the quarter ended June 30, 2009, the Company further adjusted its purchase price allocation for Pharmacopeia, Inc., which resulted in an increase in the write-off of acquired in-process research and development of $0.4 million and decreases in property and equipment of $0.1 million, acquired intangible assets of $17,000 and goodwill of $0.3 million.

Acquired in-process research and development

Intangible assets related to in-process research and development costs, or IPR&D, are considered to be indefinite-lived until the completion or abandonment of the associated research and development efforts. During the period the assets are considered indefinite-lived, they will not be amortized but will be tested for impairment on an annual basis and between annual tests if the Company becomes aware of any events occurring or changes in circumstances that would indicate a reduction in the fair value of the IPR&D projects below their respective carrying amounts. If and when development is complete, which generally occurs if and when regulatory approval to market a product is obtained, the associated assets would be deemed finite-lived and would then be amortized based on their respective estimated useful lives at that point in time.

For acquisitions prior to January 1, 2009, the estimated fair value of IPR&D projects, which had not reached technological feasibility at the date of acquisition and which did not have an alternative future use, were immediately expensed. In 2008, the Company wrote off $72.0 million of acquired IPR&D related to the acquisition of Pharmacopeia, Inc. As a result of subsequent adjustments to the purchase price allocation related to the acquisition of Pharmacopeia, Inc., the Company wrote-off an additional $0.4 million of acquired in-process research and development in 2009.

Impairment of Long-Lived Assets

Management reviews long-lived assets for impairment annually or whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value for the Company’s long-lived assets is determined using the expected cash flows discounted at a rate commensurate with the risk involved. As of December 31, 2009, management believes that the future undiscounted cash flows to be received from its long-lived assets will exceed the assets’ carrying value.

Fair Value of Financial Instruments

Fair value is defined as the exit price that would be received to sell an asset or paid to transfer a liability. Fair value is a market-based measurement that should be determined using assumptions that market participants would use in pricing an asset or liability. The statement establishes a three-level hierarchy to prioritize the inputs used in measuring fair value. The levels are described in the table below with Level 1 having the highest priority and Level 3 having the lowest.

The following table provides a summary of the assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2009:

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Assets:
Fixed income available-for-sale securities	$37,200	$35,305	$1,895	$—

Liabilities:
Warrant liability	$459	$—	$—	$459

The following table provides a summary of the assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2008:

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Assets:
Fixed income available-for-sale securities	$51,918	$50,255	$1,663	$—

Liabilities:
Warrant liability	$670	$—	$—	$670

The Company’s short-term investments are fixed income available-for-sale securities and include U.S. Government Notes and Corporate Discount Commercial Paper. The fair value of the Company’s short-term investments is determined using quoted market prices in active markets. The fair value of the warrant liability is determined using the Black-Scholes option-pricing model, which uses certain significant unobservable inputs, including stock price (quoted market prices in active market), warrant exercise price (defined in warrant agreement), expected life of warrant (defined in warrant agreement), dividend yields (determined by the Company), and risk-free interest rate (quoted market prices based on expected life assumption).

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

The composition of collaborative research and development and other revenues is as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
Collaborative research and development	$23,316	$—	$—
License fees	525	5,000	—
Development milestones and other	6,765	2,000	1,485

	$30,606	$7,000	$1,485

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

Warrant Liability

To qualify as permanent equity, an equity derivative, including warrants, must permit the Company to settle in unregistered shares. Under securities law, if the warrants were issued in connection with a public offering and have a cash settlement feature at the holder’s option, the Company does not have the ability to settle in unregistered shares. Therefore, the warrants cannot be classified as permanent equity and are instead classified as a liability. The warrants that the Company issued as part of its equity financing in October 2006 meet this criterion, and their fair value has been recorded as a liability in the accompanying consolidated balance sheets. Other warrants the Company had previously issued qualify as permanent equity and do not require remeasurement.

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

Research and development costs are expensed as incurred. Research and development expenses from continuing operations were $39.9 million, $30.8 million and $44.6 million in 2009, 2008, and 2007, respectively, of which 47%, 100% and 100%, respectively, were sponsored by Ligand, and the remainder of which was funded pursuant to collaborative research and development arrangements.

Income Taxes

The Company recognizes liabilities or assets for the deferred tax consequences of temporary differences between the tax bases of assets or liabilities and their reported amounts in the financial statements. These temporary differences will result in taxable or deductible amounts in future years when the reported amounts of the assets or liabilities are recovered or settled. A valuation allowance is established when management determines that it is more likely than not that all or a portion of a deferred tax asset will not be realized. Management evaluates the realizability of its net deferred tax assets on a quarterly basis and valuation allowances are provided, as necessary. During this evaluation, management reviews its forecasts of income in conjunction with other positive and negative evidence surrounding the realizability of its deferred tax assets to determine if a valuation allowance is required. Adjustments to the valuation allowance will increase or decrease the Company’s income tax provision or benefit. Management also applies the relevant guidance to determine the amount of income tax expense or benefit to be allocated among continuing operations, discontinued operations, and items charged or credited directly to stockholders’ equity (deficit).

A tax position must meet a minimum probability threshold before a financial statement benefit is recognized. The minimum threshold is a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.

Income (Loss) Per Share

Net income (loss) per share is computed using the weighted average number of common shares outstanding. Basic and diluted income (loss) per share amounts are equivalent for the periods presented as the inclusion of potential common shares in the number of shares used for the diluted computation would be anti-dilutive to loss per share from continuing operations. No potential common shares are included in the computation of any diluted per share amounts, including income (loss) per share from discontinued operations, as the Company reported a net loss from continuing operations for all periods presented. Potential common shares, the shares that would be issued upon the conversion of convertible notes, the exercise of outstanding warrants and stock options, and the vesting of restricted shares, were 6.3 million, 4.5 million and 2.2 million at December 31, 2009, 2008, and 2007, respectively.

Accounting for Stock-Based Compensation

The Company has employee compensation plans under which various types of stock-based instruments are granted. Share-based payments to employees, including grants of employee stock options, are recognized in the Consolidated Statements of Operations as compensation expense (based on their estimated fair values) generally over the vesting period of the awards using the straight-line method. Compensation expense for consultant awards is recognized over each separate tranche’s vesting period.

Comprehensive Income (Loss)

Comprehensive income (loss) represents net income (loss) adjusted for the change during the periods presented in unrealized gains and losses on available-for-sale securities less reclassification adjustments for realized gains or losses included in net income (loss), as well as foreign currency translation adjustments for the 2007 period. The accumulated unrealized gains or losses and cumulative foreign currency translation adjustments are reported as accumulated other comprehensive income (loss) as a separate component of stockholders’ equity.

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

New Accounting Pronouncements

ASC 820-10, “Fair Value Measurements and Disclosures” (formerly SFAS No. 157, Fair Value Measurements), with respect to non-financial assets and liabilities was adopted effective January 1, 2009. This standard defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This standard did not have an impact on the consolidated financial statements.

ASC 805 (formerly SFAS No. 141(R), Business Combinations), for business combinations was adopted on January 1, 2009. This standard requires that assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, be measured at fair value as of that date. In a business combination achieved in stages, all identifiable assets and liabilities, including non-controlling interest in the acquiree, are required to be recognized at the full amount of their fair value. It also requires the fair value of IPRD to be recognized as an indefinite-lived intangible asset, contingent consideration to be recognized on the acquisition date, and restructuring and acquisition-related deal costs to be expensed as incurred. In addition, any excess of the fair value of net assets acquired over purchase price and any subsequent changes in estimated contingencies are to be recognized in earnings.

ASC 808-10, “Collaborative Arrangements” (formerly EITF Issue No. 07-1, Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property), was adopted on January 1, 2009. This standard defines a collaborative arrangement as one in which the participants are actively involved and are exposed to significant risks and rewards that depend on the ultimate commercial success of the endeavor. Revenues and costs incurred with third parties in connection with collaborative arrangements are presented gross or net based on the criteria in ASC 605-45-45 Overall Considerations of Reporting Revenue Gross as a Principal vs. Net as an Agent (formerly EITF Issue No. 99-19, Reporting Revenue Gross as a

Principal vs. Net as an Agent) and other accounting literature. Payments to or from collaborators are evaluated and presented based on the nature of the arrangement and its terms, the nature of the entity’s business, and whether those payments are within the scope of other accounting literature. The nature and purpose of collaborative arrangements are disclosed along with the accounting policies and the classification of significant financial statement amounts related to the arrangements. Activities in arrangements conducted in a separate legal entity are accounted for under other accounting literature; however, required disclosure applies to the entire collaborative agreement. This standard did not have an impact on the consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements,” or ASU 2009-13, which amends existing revenue recognition accounting pronouncements that are currently within the scope of ASC 605. This guidance eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. ASU 2009-13 is effective for the Company prospectively for revenue arrangements entered into or materially modified beginning January 1, 2011. The Company is currently evaluating the impact, if any, that the adoption of this amendment will have on its consolidated financial statements.

3. Acquisition of Neurogen

On December 23, 2009, the Company completed its acquisition of Neurogen Corporation. Pursuant to the terms of the merger agreement, the Company acquired all of the issued and outstanding shares of Neurogen and in exchange the Company issued to Neurogen stockholders 4.2 million shares of the Company’s common stock and $0.6 million in cash. In connection with the merger, Neurogen’s stockholders will also receive contingent value rights that entitle them to cash and/or shares of third-party stock under certain circumstances. The results of operations of Neurogen have been included in the consolidated financial statements since December 23, 2009 and were not material.

The components of the preliminary purchase price allocation for Neurogen are as follows (in thousands):

Purchase Consideration:
Fair value of common stock issued to Neurogen shareholders	$8,946
Cash paid to Neurogen shareholders	600
Fair value of contingent value rights	3,870

Total purchase consideration	$13,416

Allocation of Purchase Price:
Cash acquired	$9,796
Other current assets	3,321
In-process research and development	1,815
Goodwill	700
Other assets	324
Liabilities assumed	(2,540)

$13,416

There were no acquired identified intangible assets with definite lives from the acquisition with Neurogen.

The Company has allocated $1.8 million of the purchase price of Neurogen to acquired In-Process Research and Development (IPR&D). This amount represents the estimated fair value of various acquired in-process projects that have not yet reached technological feasibility and do not have future alternative use as of the date of the merger. The amount is related to internal and partnered product candidates targeting a variety of indications and currently in the preclinical stage of development. Of the total amount, $1.2 million relates to Neurogen’s fully funded partnership with Merck for Vanilloid Receptor Subtype 1 (VR1) Antagonists. The remaining $0.6 million relates to Neurogen’s internally developed clinical candidates for blockade of the histamine H3 receptor.

Management used the “income method” to determine the estimated fair values of acquired IPR&D, which uses a discounted cash flow model and applies a probability weighting based on estimates of successful product development and commercialization to estimated future net cash flows resulting from projected revenues and related costs. These success rates take into account the stages of completion and the risks surrounding successful development and commercialization of the underlying product candidates. These cash flows were then discounted to present value using a discount rate of 45% for the VR1 program and 50% for the H3 program.

Neurogen had entered into an agreement with a commercial real estate developer to sell its properties for a gross selling price of $3.5 million. These properties are held for sale on the accompanying consolidated balance sheet at carrying value of $3.2 million net of estimated costs to sell. The sale was completed on February 2, 2010. Net proceeds from the sale will be distributed to Neurogen’s stockholders through a CVR.

Had the merger with Neurogen been completed as of the beginning of 2008, the Company’s pro forma results for 2009 and 2008 would have been as follows:

(in thousands, except per share data)	2009	2008
Revenue	$41,590	$30,315
Operating loss	(32,969)	(149,040)
Net loss	(24,556)	(132,482)
Basic and diluted earnings per share:
Continuing operations	$(0.28)	$(1.32)
Discontinued operations	$0.07	$(0.01)
Net income (loss)	$(0.21)	$(1.33)
Basic and diluted weighted average shares	117,372	99,705

The primary adjustments relate to the loss of interest income due to the timing of transaction related payments. The above pro forma information was determined based on historical results adjusted for the purchase price allocation and estimated related changes in income associated with the merger of Neurogen.

4. Acquisition of Pharmacopeia

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

The components of the preliminary purchase price allocation for Pharmacopeia are as follows:

Purchase Consideration:
(in thousands)
Fair value of common stock issued to Pharmacopeia shareholders	$56,439
Cash paid to Pharmacopeia shareholders	9,337
Transaction costs	4,344

Total purchase consideration	$70,120

Allocation of Purchase Price:
(in thousands)
Cash acquired	$17,754
Other current assets	1,390
Property and equipment	11,500
Acquired intangible assets	2,000
In-process research and development	72,000
Goodwill and other identifiable intangible assets	3,375
Other assets	144
Liabilities assumed	(38,043)

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

As discussed in Note 14, in July 2009, the Company and N.V. Organon, which was acquired by Schering-Plough (now Merck) in November 2007, mutually agreed to terminate the research collaboration under their collaboration and license agreement. Merck continued to fund research collaboration activities on those targets currently under investigation through December 2009. As a result of the termination, the Company recorded an impairment charge of $1.1 million and adjusted its remaining useful life to four months. During the year ended December 31, 2009, the Company recorded $0.9 million of amortization expense. Additionally, during the quarter ended March 31, 2009, the Company adjusted its preliminary purchase price allocation for Pharmacopeia, Inc., which resulted in an increase in transaction costs of $0.3 million and decreases in property and equipment of $1.1 million, liabilities assumed of $4.4 million and goodwill of $3.0 million. During the quarter ended June 30, 2009, the Company further adjusted its purchase price allocation for Pharmacopeia, Inc., which resulted in an increase in the write-off of acquired in-process research and development of $0.4 million and decreases in property and equipment of $0.1 million, acquired intangible assets of $17,000 and goodwill of $0.3 million.

Had the merger with Pharmacopeia been completed as of the beginning of 2008, the Company’s pro forma results for 2008 would have been as follows:

(in thousands, except per share data)	2008
Revenue	$51,351
Operating loss	(151,503)
Net income (loss)	(145,220)
Basic and diluted earnings per share:
Continuing operations	$(1.27)
Discontinued operations	$(0.01)
Net income (loss)	$(1.28)
Basic and diluted weighted average shares	113,060

The primary adjustments relate to the purchase accounting impact of the write-off of IPR&D and the amortization of the acquired collaborative research and development collaboration with Schering-Plough. The above pro forma information was determined based on historical results adjusted for the purchase price allocation and estimated related changes in income associated with the merger of Pharmacopeia.

5. Discontinued Operations

Oncology Product Line

On September 7, 2006, the Company, Eisai Inc., a Delaware corporation and Eisai Co., Ltd., a Japanese company (together with Eisai Inc., “Eisai”), entered into a purchase agreement (the “Oncology Purchase Agreement”) pursuant to which Eisai agreed to acquire all of the Company’s worldwide rights in and to the Company’s oncology products, including, among other things, all related inventory, equipment, records and intellectual property, and assume certain liabilities as set forth in the Oncology Purchase Agreement. The Oncology Product Line included the Company’s four marketed oncology drugs: ONTAK, Targretin capsules, Targretin gel and Panretin gel. Pursuant to the Oncology Purchase Agreement, at closing on October 25, 2006, Ligand received $185.0 million in net cash proceeds, net of $20.0 million that was funded into an escrow account to support any potential indemnification claims made by Eisai following the closing of the sale as further discussed below. In 2007, the Company recognized a $20.8 million pre-tax gain resulting from the release of funds from the escrow account partially offset by a $2.8 million pre-tax loss due to subsequent changes in certain estimates of assets and liabilities recorded as of the sale date. In 2008, the Company recognized a $10.6 million pre-tax loss resulting from the Salk settlement for $13.0 million partially offset by a $2.4 million pre-tax gain due to subsequent changes in certain estimates of assets and liabilities recorded as of the sale date. In 2009, the Company recognized a $1.0 million pre-tax gain due to subsequent changes in certain estimates of assets and liabilities recorded as of the sale date.

Additionally, $38.6 million of the proceeds received from Eisai were deposited into an escrow account to repay a loan received from King Pharmaceuticals, Inc. (“King”), the proceeds of which were used to pay the Company’s co-promote termination obligation to Organon in October 2006. The escrow amounts were released and the loan repaid to King in January 2007.

In connection with the Oncology Purchase Agreement with Eisai, the Company entered into a transition services agreement whereby the Company agreed to perform certain transition services for Eisai, in order to effect, as rapidly as practicable, the transition of purchased assets from Ligand to Eisai. In exchange for these services, Eisai paid the Company a monthly service fee through June 25, 2007. Fees earned under the transition services agreement during 2007, which were recorded as an offset to operating expenses, were $2.7 million.

The Company agreed to indemnify Eisai, after the closing, for damages suffered by Eisai arising from any breach of any of the Company’s representations, warranties, covenants or obligations in the Oncology Purchase Agreement. The Company’s obligation to indemnify Eisai extends beyond the closing up to, in some cases, 18 months or 36 months and, in other cases, until the expiration of the applicable statute of limitations. In a few instances, the Company’s obligation to indemnify Eisai survives in perpetuity. The Company’s agreement with Eisai required that $20.0 million of the total upfront cash payment be deposited into an escrow account to secure the Company’s indemnification obligations to Eisai after the closing. Of the escrowed amount, $10.0 million was released to the Company on April 25, 2007, and the remaining $10.0 million, plus interest of $0.8 million, was released to the Company on October 25, 2007. The Company’s liability for any indemnification claim brought by Eisai is generally limited to $30.0 million. However, the Company’s obligation to provide indemnification on certain matters is not subject to these indemnification limits. For example, the Company agreed to retain, and provide indemnification without limitation to Eisai for, all liabilities related to certain claims regarding promotional materials for the ONTAK and Targretin drug products. Management cannot estimate the liabilities that may arise as a result of these matters and, therefore, no accrual has been recorded at December 31, 2009 and 2008.

Prior to the Oncology sale, the Company recorded accruals for rebates, chargebacks, and other discounts related to Oncology products when product sales were recognized as revenue under the sell-through method. Upon the Oncology sale, the Company accrued for rebates, chargebacks, and other discounts related to Oncology products in the distribution channel which had not sold-through at the time of the Oncology sale and for which the Company retained the liability subsequent to the sale. These products expired at various dates through July 31, 2008. The Company’s accruals for Oncology rebates, chargebacks, and other discounts total $7,000 and $0.4 million as of December 31, 2009 and 2008, respectively, and are included in accrued liabilities in the accompanying consolidated balance sheets.

Additionally, and pursuant to the terms of the Oncology Purchase Agreement, the Company retained the liability for returns of product from wholesalers that had been sold by the Company prior to the close of the transaction. Accordingly, as part of the accounting for the gain on the sale of the Oncology Product Line, the Company recorded a reserve for Oncology product returns. Under the sell-through revenue recognition method, the Company previously did not record a reserve for returns from wholesalers. Oncology products sold by the Company may be returned through a specified period subsequent to the product expiration date, but no later than July 31, 2009. The Company’s reserve for Oncology returns is zero and $0.9 million as of December 31, 2009 and 2008, respectively, and is included in accrued liabilities in the accompanying consolidated balance sheets.

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

King also assumed Ligand’s co-promote termination obligation to make payments to Organon based on net sales of AVINZA ($40.8 million and $58.5 million as of December 31, 2009 and 2008, respectively). As Organon has not consented to the legal assignment of the co-promote termination obligation from Ligand to King, Ligand remains liable to Organon in the event of King’s default of this obligation. In 2007, the Company recorded a pre-tax gain on the sale of $310.1 million, a $7.5 million pre-tax gain resulting from the release of funds from the escrow account and a $0.6 million pre-tax gain due to subsequent changes in certain estimates of assets and liabilities recorded as of the sale date. These gains were partially offset by a $3.0 million adjustment to investment banking fees. In 2008, the Company recognized an $8.1 million pre-tax gain resulting from the release of funds from the escrow account and a $1.5 million pre-tax gain due to subsequent changes in certain estimates of assets and liabilities recorded as of the sale date. In 2009, the Company recognized a $5.4 million pre-tax gain due to subsequent changes in certain estimates of assets and liabilities recorded as of the sale date

In addition to the assumption of existing royalty obligations, King is required to pay Ligand a 15% royalty on AVINZA net sales during the first 20 months after Closing. Subsequent royalty payments will be based upon calendar year net sales. If calendar year net sales are less than $200.0 million, the royalty payment will be 5% of all net sales. If calendar year net sales are greater than $200.0 million, the royalty payment will be 10% of all net sales less than $250.0 million, plus 15% of net sales greater than $250.0 million. Royalty revenues were $7.7 million, $20.3 million and $11.4 million in 2009, 2008 and 2007, respectively.

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

Under certain circumstances, the Company’s liability to King under the indemnification obligations of the asset purchase agreement may be in excess of the amounts deposited in the escrow account. The AVINZA asset purchase agreement also allows King, under certain circumstances, to offset indemnification claims against the royalty payments payable to the Company. Under the asset purchase agreement, the Company’s liability for any indemnification claim brought by King is generally limited to $40.0 million. However, the Company’s obligation to provide indemnification on certain matters is not subject to this indemnification limit. For example, the Company agreed to retain, and provide indemnification without limitation to King for all liabilities arising under certain agreements with Catalent related to the manufacture of AVINZA. The Company cannot predict the liabilities that may arise as a result of these matters. Any liability claims related to these matters or any indemnification claims made by King could materially and adversely affect the Company’s financial condition. No accrual for potential losses under the indemnification has been recorded at December 31, 2009 and 2008.

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

Also on September 6, 2006, the Company entered into a contract sales force agreement (the “Sales Call Agreement”) with King, pursuant to which King agreed to conduct a sales detailing program to promote the sale of AVINZA for an agreed upon fee, subject to the terms and conditions of the Sales Call Agreement. Pursuant to the Sales Call Agreement, King agreed to perform certain minimum monthly product details (i.e. sales calls), which commenced effective October 1, 2006 and continued until the Closing Date. Co-promotion expense recognized under the Sales Call Agreement for 2007 was $2.8 million.

Prior to the AVINZA sale, the Company recorded accruals for rebates, chargebacks, and other discounts related to AVINZA products when product sales were recognized as revenue under the sell-through method. Upon the AVINZA sale, the Company accrued for rebates, chargebacks, and other discounts related to AVINZA products in the distribution channel which had not sold-through at the time of the AVINZA sale and for which the Company retained the liability subsequent to the sale. These products expire at various dates through June 30, 2009. The Company’s accruals for AVINZA rebates, chargebacks, and other discounts total $6,000 and $0.1 million as of December 31, 2009 and 2008, respectively, and are included in accrued liabilities in the accompanying consolidated balance sheet.

Additionally, and pursuant to the terms of the AVINZA Purchase Agreement, the Company retained the liability for returns of product from wholesalers that had been sold by the Company prior to the close of the transaction. Accordingly, as part of the accounting for the gain on the sale of AVINZA, the Company recorded a reserve for AVINZA product returns. AVINZA products sold by the Company may be returned through a specified period subsequent to the product expiration date, but no later than December 31, 2009. Under the sell-through revenue recognition method, the Company previously did not record a reserve for returns from wholesalers. The Company’s reserve for AVINZA returns is $18,000 and $8.2 million as of December 31, 2009 and 2008, respectively, and is included in accrued liabilities in the accompanying consolidated balance sheet.

Results from Discontinued Operations

There was no activity related to discontinued operations for the years ended December 31, 2009 and 2008.

The following table summarizes the 2007 results from discontinued operations included in the 2007 consolidated statement of operations (in thousands):

AVINZA Product Line
Product sales	$18,256

Operating costs and expenses:
Cost of products sold	3,608
Research and development	120
Selling, general and administrative	3,709
Co-promotion	2,814
Co-promote termination charges	2,012

Total operating costs and expenses	12,263

Income before income taxes	$5,993

6. Investments

As of December 31, 2009 and 2008, all of the Company’s investments have a contractual maturity of less than one year. The following table summarizes the various investment categories (in thousands):

	Cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
December 31, 2009
U.S. government securities	$19,118	$51	$(95)	$19,074
Certificates of deposit	5,784	2	(2)	5,784
Corporate obligations	11,866	486	(10)	12,342

	36,768	539	(107)	37,200
Certificates of deposit—restricted	1,341	—	—	1,341

Total debt securities	$38,109	$539	$(107)	$38,541

December 31, 2008
U.S. government securities	$50,174	$81	$—	$50,255
Corporate obligations	1,663	—	—	1,663

	51,837	81	—	51,918
Certificates of deposit—restricted	1,341	—	—	1,341

Total debt securities	$53,178	$81	$—	$53,259

On July 19, 2007, the Company purchased $5.0 million of commercial paper issued by Golden Key Ltd. While the investment was highly-rated and within the Company’s investment policy at the time of purchase, during the third quarter of 2007, large credit rating agencies downgraded the quality of this security. In addition, as a result of not meeting certain liquidity covenants, the assets were assigned to a trustee who established a committee of the largest senior credit holders to determine the next steps. Subsequently, Golden Key defaulted on its obligation to settle the security on the stated maturity date of October 10, 2007. Based on available information, management estimates that it will be able to recover approximately $1.9 million on this security. Accordingly, management adjusted the carrying value by recording an unrealized gain of $0.2 million in 2009 and impairment losses of $2.0 million $1.3 million in 2008 and 2007, respectively. This impairment is included in other income (expense) in the consolidated statement of operations. Further, liquidity in the capital markets has continued to be volatile. Accordingly, the Company may be exposed to additional impairment for this investment until it is fully recovered. There were no other material realized gains or losses on sales of available-for-sale securities for the years ended December 31, 2009, 2008, and 2007.

7. Other Balance Sheet Details

Other current assets consist of the following (in thousands):

	December 31,
	2009	2008
Income taxes receivable	$—	$817
Prepaid expenses	848	1,147
Other receivables	516	325
Other	—	11

	$1,364	$2,300

Accrued liabilities consist of the following (in thousands):

	December 31,
	2009	2008
Warrant liability	$459	$670
Compensation	2,808	2,686
Legal	134	4,166
Restructuring costs	61	848
Other	5,913	4,295

	$9,375	$12,665

The following summarizes the activity in the accounts related to allowances for loss on returns, rebates, chargebacks, and other discounts (in thousands):

	Charge- backs and Rebates	Returns		Total
Balance at December 31, 2006	6,247	8,441		14,688
Provision	3,929	(1,243	) (3)	2,686
AVINZA Transaction Provision (1)	1,953	19,355		21,308
Oncology Transaction Provision (2)	810	3,856		4,666
Payments	(10,723)	—		(10,723)
Charges	—	(15,350)		(15,350)

Balance at December 31, 2007	2,216	15,059		17,275
AVINZA Transaction Provision (1)	(857)	(211)		(1,068)
Oncology Transaction Provision (2)	(49)	(2,856)		(2,905)
Payments	(802)	—		(802)
Charges	—	(2,910)		(2,910)

Balance at December 31, 2008	$508	$9,082		$9,590

AVINZA Transaction Provision (1)	(28)	(5,463)		(5,491)
Oncology Transaction Provision (2)	(234)	(784)		(1,018)
Payments	(232)	—		(232)
Charges	—	(2,818)		(2,818)

Balance at December 31, 2009	$14	$17		$31

(1)	The AVINZA transaction provision amounts represent additional accruals recorded in connection with the sale of the AVINZA Product Line to King Pharmaceuticals, Inc. on February 26, 2007. The Company maintains the obligation for returns of product that were shipped to wholesalers prior to the close of the King transaction on February 26, 2007 and chargebacks and rebates associated with product in the distribution channel as of the closing date.
(2)	The 2007 Oncology transaction provision amounts represent changes in the estimates of the accruals for chargebacks and rebates recorded in connection with the sale of the Oncology Product Line.
(3)	The credit for returns in 2007 primarily consists of a change in the estimate of ONTAK end-customer returns. The accrual for ONTAK end-customer returns is a result of the operations of the Oncology Product Line prior to its sale on October 25, 2006.

8. AVINZA Co-Promotion

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

In connection with King’s assumption of this obligation, Organon did not consent to the legal assignment of the co-promote termination obligation to King. Accordingly, Ligand remains liable to Organon in the event of King’s default of the obligation. Therefore, Ligand recorded an asset as of February 26, 2007 to recognize King’s assumption of the obligation, while continuing to carry the co-promote termination liability in the Company’s consolidated financial statements to recognize Ligand’s legal obligation as primary obligor to Organon. This asset represents a non-interest bearing receivable for future payments to be made by King and is recorded at its fair value. As of December 31, 2007 and thereafter, the receivable and liability will remain equal and adjusted each quarter for changes in the fair value of the obligation including for any changes in the estimate of future net AVINZA product sales. This receivable will be assessed on a quarterly basis for impairment (e.g. in the event King defaults on the assumed obligation to pay Organon). As of December 31, 2007, the fair value of the co-promote termination liability (and the corresponding receivable) was reduced by $36.7 million based on revised estimated future net AVINZA product sales using a discount rate of 15%.

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

A summary of the co-promote termination liability as of December 31, 2009 and 2008 is as follows (in thousands):

Net present value of payments based on estimated future net AVINZA product sales as of December 31, 2007	$59,456
Assumed payments made by King or assignee	(8,803)
Fair value adjustments due to passage of time	7,829

Total co-promote termination liability as of December 31, 2008	58,482
Less: remaining current portion of co-promote termination liability as of December 31, 2008	(10,958)

Long-term portion of co-promote termination liability as of December 31, 2008	$47,524

Net present value of payments based on estimated future net AVINZA product sales as of December 31, 2008	$58,482
Assumed payments made by King or assignee	(8,525)
Fair value adjustments due to passage of time	(9,182)

Total co-promote termination liability as of December 31, 2009	40,775
Less: remaining current portion of co-promote termination liability as of December 31, 2009	(9,782)

Long-term portion of co-promote termination liability as of December 31, 2009	$30,993

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

10. Warrant Liability

In connection with the acquisition of Pharmacopeia, the Company assumed approximately 867,637 warrants (as adjusted as a result of the merger from the original 1,450,000) to purchase its common stock. To qualify as permanent equity, an equity derivative must permit the issuer to settle in unregistered shares. Under securities law, if the warrants were issued in connection with a public offering and have a cash settlement feature at the holder’s option, a company does not have the ability to settle in unregistered shares. Therefore, the warrants cannot be classified as permanent equity and are instead classified as a liability. The warrants issued as part of Pharmacopeia’s equity financing in October 2006 meet this criterion, and have been recorded as a liability in the accompanying balance sheet. The fair value of the warrants will be remeasured at each reporting date until the warrants are exercised or have expired. Changes in the fair value of the warrants are reported in the statement of operations as income (decreases) or expense (increases).

At December 31, 2009 and 2008, the fair value of the warrants was approximately $0.5 million and $0.7 million, respectively, and included in accrued liabilities.

The fair value of the warrants was calculated using the Black-Scholes option-pricing model with the following assumptions at December 31:

	2009	2008
Risk-free interest rate	1.1%	1.0%
Dividend yield	—	—
Expected volatility	98%	78%
Expected term	2.3 years	3.3 years

11. Commitments and Contingencies

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

Property Leases

In August 2009, the Company entered into a lease termination agreement for its 82,500 square foot office and laboratory facility in San Diego, California, which had a lease term through November 2021. Under the terms of the termination agreement, the Company will pay a termination fee of $14.3 million as follows: $4.5 million was paid upon signing, $4.5 million in July 2010 and $5.3 million in April 2011. As a result, in 2009, the Company recorded lease termination costs of $15.2 million, which included the net present value of the lease termination payments of $14.3 million and $0.9 million of other direct costs associated with the lease termination. The Company may be required to deliver to the landlord an irrevocable letter of credit for the then-outstanding termination fee if it does not maintain cash and investments of at least $30.0 million prior to the date upon which the second payment is due and cash and investments of at least $20.0 million prior to the date upon which the final payment is due. The Company must also maintain a current ratio of at least 110% measured monthly. In addition, the Company entered into a new lease for a period of 27 months commencing October 2009, for premises consisting of approximately 30,000 square feet of office and lab space located in San Diego to serve as its new corporate headquarters. Under the terms of the new lease, the Company pays a basic annual rent of $1.2 million (subject to an annual fixed percentage increase, as set forth in the agreement), plus other normal and necessary expenses associated with the lease.

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

The Company leases approximately 99,000 square feet in three facilities in Cranbury, New Jersey under leases that expire in 2016. The leases for the New Jersey facilities provide generally for scheduled rent increases, options to extend the leases with certain changes to the terms of the lease agreement, and refurbishment allowances. Commencing September 2009, the Company sublet 5,100 square feet of space through August 2014. As of December 31, 2009, the Company expects to receive $0.4 million in aggregate future lease payments over the duration of the sublease agreement.

As of December 31, 2009, annual minimum payments due under the Company’s office and equipment lease obligations and annual minimum rentals expected to be received by the Company under subleases are as follows (in thousands):

Year ending December 31,	Operating leases	Sublease Income	Net Payments
2010	$5,936	$921	$5,015
2011	6,032	946	5,086
2012	4,828	971	3,857
2013	4,891	998	3,893
2014	4,956	994	3,962
Thereafter	5,557	479	5,078

	$32,200	$5,309	$26,891

Total rent expense under all office leases for 2009, 2008 and 2007 was $5.1 million, $11.0 million and $5.4 million, respectively. The Company recognizes rent expense on a straight-line basis. Deferred rent at December 31, 2009 and 2008 was $1.6 million and $1.4 million, respectively, and is included in other long-term liabilities.

Equipment Financing

The Company has entered into capital lease and equipment agreements that require monthly payments through September 2010 including interest ranging from 8.36% to 10.11%. The balance under the equipment financing obligations was $0.1 million at December 31, 2009. The cost of equipment under these agreements at December 31, 2009 and 2008 was $0.6 million and $5.5 million, respectively. At December 31, 2009 and 2008, related accumulated amortization was $0.5 million and $4.6 million, respectively. The underlying equipment is used as collateral under the equipment financing.

In addition, as of December 31, 2008, Pharmacopeia had a $3.4 million Line of Credit balance in the form of term loans secured by laboratory and other underlying collateral. The line of credit was paid in full as of January 2009.

Product Liability

The Company’s business exposes it to potential product liability risks. The Company’s products also may need to be recalled to address regulatory issues. A successful product liability claim or series of claims brought against the Company could result in payment of significant amounts of money and divert management’s attention from running the business. Some of the compounds the Company is investigating may be harmful to humans. For example, retinoids as a class are known to contain compounds which can cause birth defects. The Company may not be able to maintain insurance on acceptable terms, or the insurance may not provide adequate protection in the case of a product liability claim. To the extent that product liability insurance, if available, does not cover potential claims, the Company would be required to self-insure the risks associated with such claims. No reserve for any potential losses under product liability claims has been recorded at December 31, 2009 and 2008.

Litigation

SEC Investigation

The SEC issued a formal order of private investigation dated September 7, 2005, to investigate the circumstances surrounding restatement of our consolidated financial statements for the years ended December 31, 2002 and 2003, and for the first three quarters of 2004. In April 2009, the Company received notification from the SEC that it had completed its investigation and will not recommend enforcement action against the Company.

Other Matters

The Company and Seragen, Inc., a subsidiary, were named parties to Sergio M. Oliver, et al. v. Boston University, et al., a shareholder class action filed on December 17, 1998 in the Court of Chancery in the State of Delaware. The Company and Seragen were dismissed from the action, but such dismissal is subject to appeal and the Company and Seragen may have possible indemnification obligations with respect to certain defendants. On December 21, 2009, the remaining parties entered into a Stipulation and Agreement of Compromise, Settlement and Release, or the Stipulation. The Stipulation is subject to Court approval and a hearing to consider approval of the stipulation has been scheduled for March 15, 2010. As of December 31, 2009, the Company had not accrued an indemnification obligation based on management’s assessment that its responsibility for any such obligation is not probable or estimable.

In July 2007, the Salk Institute for Biological Studies (Salk) filed a demand for arbitration with the American Arbitration Association, seeking damages for alleged breach of contract. In September 2008, the Company reached a settlement with Salk, whereby the parties resolved all disputes that had arisen between them. As part of the settlement, the Company agreed to pay Salk a total of $13.0 million, which was recorded as research and development expense in 2008, of which $9.5 million was due immediately upon settlement and $3.5 million due six months from the date of settlement in return for which Salk acknowledged that no additional payments would be due from Ligand or any sublicensee for any past, present or future conduct, including development of any compound in Ligand’s internal or partnered pipeline, except for any future bazedoxifene related payments. Pursuant to the parties’ agreement, the American Arbitration Association dismissed the proceeding. On March 4, 2008, The Rockefeller University (Rockefeller) filed suit, now proceeding in the United States District Court for the Southern District of New York, against the Company alleging, among other things, a breach by the Company of their September 30, 1992 license agreement with Rockefeller. In February 2009, the Company reached a settlement with Rockefeller whereby the parties resolved all disputes that have arisen between them. As part of the settlement, the Company agreed to pay Rockefeller, $5.0 million immediately upon settlement, $1.0 million on or before February 10, 2010, $1.0 million on or before February 10, 2011, and 50% of any milestone payment and 5.88% to 7.0% of certain royalties, in each case received by the Company pursuant to an agreement with SmithKline Beecham Corporation (now known as GlaxoSmithKline) entered into on December 29, 1994. The Company also agreed to pay Rockefeller 1.5% of world-wide net sales of LGD-4665 as certain payments are received by the Company pursuant to its agreement with SmithKline Beecham Corporation entered into on December 17, 2008. As of December 31, 2009, the Company has recorded a liability of $2.0 million related to the settlement; of which $1.0 million is included in current portion of accrued litigation settlement costs and $1.0 million is included in other long-term liabilities in the accompanying balance sheets.

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

On September 9, 2009, the Company received notice that a class action complaint was filed in the Connecticut Superior Court for the Judicial District of New Haven by Gabriel Guzman, one of Neurogen’s stockholders, against Neurogen, the members of its Board of Directors, Ligand and one of Ligand’s wholly owned subsidiaries. The amended complaint generally alleged that Neurogen’s Board of Directors’ decision to enter into the transaction with Ligand on the terms contained in the merger agreement constituted a breach of fiduciary duty. The amended complaint also alleges that Ligand and one of Ligand’s wholly owned subsidiaries aided and abetted Neurogen’s Board of Directors’ breach of fiduciary duty. Management believes that neither Ligand nor Neurogen engaged in any wrongful acts and on October 22, 2009, the Company filed a motion to strike the complaint. The plaintiff filed a Withdrawal of Action to voluntarily dismiss the case in December 2009.

In addition, from time to time the Company is subject to various lawsuits and claims with respect to matters arising out of the normal course of the Company’s business. Due to the uncertainty of the ultimate outcome of these matters, the impact on future financial results is not subject to reasonable estimates.

Funding of Legacy Director Indemnity Fund

On March 1, 2007 Ligand entered into an Indemnity Fund Agreement (the “Agreement”) with Dorsey & Whitney LLP (“Dorsey”), counsel to Company’s independent directors and to the Audit Committee of the Board of Directors. Under the Agreement, the Company established in a Dorsey trust account a $10 million indemnity fund (the “Fund”) to support the Company’s existing indemnification obligations to continuing and departing directors in connection with the ongoing Securities & Exchange Commission (the “Commission”) investigation and related matters (the “Legacy Liabilities”). Pursuant to the Agreement, any amounts remaining in the Fund, together with interest earned thereon, are to be returned to the Company upon receipt of written communication from the Commission that the investigation initiated by the Commission has been discontinued without any remaining Legacy Liabilities. Accordingly, as a result of the termination of the Commission’s investigation, on April 15, 2009 Dorsey released the balance of the fund, amounting to $10.3 million, to Ligand.

12. Common Stock Subject to Conditional Redemption—Pfizer Settlement Agreement

In April 1996, the Company and Pfizer entered into a settlement agreement with respect to a lawsuit filed in December 1994 by the Company against Pfizer. In connection with a collaborative research agreement the Company entered into with Pfizer in 1991, Pfizer purchased shares of the Company’s common stock. Under the terms of the settlement agreement, at the option of either the Company or Pfizer, milestone and royalty payments owed to the Company can be satisfied by Pfizer by transferring to the Company shares of the Company’s common stock at the exchange ratio of $12.375 per share. The remaining common stock issued and outstanding to Pfizer following the settlement was reclassified as common stock subject to conditional redemption (between liabilities and equity) since Pfizer has the option to settle milestone and royalties payments owed to the Company with the Company’s shares, and such option is not within the Company’s control. In March 2009, the Company earned a milestone from Pfizer, Inc. (Pfizer). In April 2009, pursuant to the Company’s 1991 research agreement and 1996 settlement agreement with Pfizer, Pfizer elected to pay the milestone by returning 323,338 shares of stock it owns in the Company, which at the date the milestone was earned had a market value of $0.9 million. Ligand retired the tendered shares in May 2009. The difference between the fair value of the shares tendered and the carrying value of such shares based on the contractual exchange ratio, approximately $3.1 million, was credited to additional paid-in capital. The Company is entitled to royalties on future sales from Pfizer, which pursuant to the 1996 settlement agreement, Pfizer may elect to pay by returning shares of stock it owns in Ligand. At December 31, 2009 and 2008, the remaining shares of the Company’s common stock that could be redeemed totaled approximately 674,230 and 997,568, respectively, and are reflected at the exchange ratio price of $12.375.

13. Stockholders’ Equity

Stock Plans

On May 29, 2009, the Company’s stockholders approved the amendment and restatement of the Company’s 2002 Stock Incentive Plan (the “Amended 2002 Plan”). The Company’s 2002 Stock Incentive Plan was amended to (i) increase the number of shares available for issuance under the Amended 2002 Plan by 7,600,000 shares, (ii) revise the list of performance criteria that may be used by the compensation committee for purposes of granting awards under the Amended 2002 Plan that are intended to qualify as performance-based compensation under Section 162(m) of the Internal Revenue Code, as amended, and (iii) eliminate the automatic option grant program for non-employee directors, the director fee stock issuance program and the director fee option grant program, which programs have been superseded by the Company’s amended and restated Director Compensation Policy. As of December 31, 2009, there were 8.4 million shares available for future option grants or direct issuance under the Amended 2002 Plan.

The Company grants options to employees, non-employee consultants, and non-employee directors. Only new shares of common stock are issued upon the exercise of stock options. Non-employee directors are accounted for as employees. Options and restricted stock granted to certain directors vest in equal monthly installments over one year from the date of grant. Options granted to employees vest 1/8 on the six month anniversary of the date of grant, and 1/48 each month thereafter for forty-two months. All option awards generally expire ten years from the date of grant.

Stock-based compensation cost for awards to employees and non-employee directors is recognized on a straight-line basis over the vesting period until the last tranche vests. Compensation cost for consultant awards is recognized over each separate tranche’s vesting period. The Company recognized compensation expense of $3.4 million, $3.6 million and $7.6 million for 2009, 2008 and 2007, respectively, associated with option awards, restricted stock and an equitable adjustment of employee stock options. Of the total compensation expense associated with the option awards for 2007, $1.8 million related to the $2.50 equitable adjustment of the exercise price for all options outstanding as of April 3, 2007 that was measured for financial reporting purposes effective March 28, 2007, the date the Compensation Committee of the Company’s Board of Directors approved the adjustment. The compensation expense related to share-based compensation arrangements is recorded as components of research and development expenses ($2.0 million, $1.0 million and $3.4 million) and general and administrative expenses ($1.4 million, $2.6 million and $4.2 million) for the years ended December 31, 2009, 2008 and 2007, respectively. There was no deferred tax benefit recognized in connection with these costs.

The fair-value for options that were awarded to employees and directors was estimated at the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions:

	Year Ended December 31,
	2009	2008	2007
Risk-free interest rate	2.1%	3.0%	4.9%
Dividend yield	—	—	—
Expected volatility	74%	65%	66%
Expected term	6 years	6 years	6 years

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

Following is a summary of the Company’s stock option plan activity and related information:

	Shares	Weighted Average Exercise Price		Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (In thousands)
Balance at January 1, 2007	5,766,386	$10.43	(A)	6.04	$4,602
Granted	843,936	7.06
Exercised	(648,277)	6.87
Forfeited	(589,893)	8.25
Cancelled	(3,149,120)	11.71

Balance at December 31, 2007	2,223,032	8.87		5.17	304
Granted	1,304,500	3.52
Exercised	(4,438)	3.41
Forfeited	(107,058)	6.88
Cancelled	(385,960)	9.64

Balance at December 31, 2008	3,030,076	6.55		6.63	81
Granted	1,651,850	2.65
Exercised	(21,250)	2.03
Forfeited	(315,491)	4.00
Cancelled	(333,708)	8.41

Balance at December 31, 2009	4,011,477	5.02		6.88	31

Exercisable at December 31, 2009	2,073,647	6.62		5.42	31
Options expected to vest as of December 31, 2009	3,757,569	5.12		6.77	31

(A)	Adjusted to reflect April 2007 equitable adjustment

The weighted-average grant-date fair value of all stock options granted during 2009 was $1.68 per share. The total intrinsic value of all options exercised during 2009, 2008 and 2007 was approximately $2,000, $3,000 and $1.7 million, respectively. As of December 31, 2009, there was $4.7 million of total unrecognized compensation cost related to nonvested stock options. That cost is expected to be recognized over a weighted average period of 2.6 years.

Cash received from options exercised in 2009, 2008 and 2007 was $43,000, $15,000 and $4.2 million, respectively. There is no current tax benefit related to options exercised because of Net Operating Losses (NOLs) for which a full valuation allowance has been established.

Following is a further breakdown of the options outstanding as of December 31, 2009:

	Options Outstanding			Options exercisable
Range of exercise prices	Options outstanding	Weighted average remaining life in years	Weighted average exercise price	Options exercisable	Weighted average exercise price
$0.01–$ 2.48	288,920	6.89	$2.23	114,336	$2.02
2.69– 2.69	1,220,900	9.13	2.69	243,122	2.69
2.95– 3.45	135,036	2.46	3.05	77,369	3.08
3.50– 3.50	1,039,500	8.15	3.50	510,559	3.50
4.01– 8.13	672,284	6.17	6.88	479,883	6.98
8.25–14.66	654,837	2.29	11.48	648,378	11.50

0.01–14.66	4,011,477	6.88	5.02	2,073,647	6.62

Restricted Stock Activity

The following is a summary of the Company’s restricted stock activity and related information:

	Shares	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2007	1,297	$11.56
Granted	320,300	9.69
Vested	(1,297)	11.56
Forfeited	(24,700)	7.15

Nonvested at December 31, 2007	295,600	9.90
Granted	434,000	3.38
Vested	(110,012)	10.92
Forfeited	(20,916)	5.43

Nonvested at December 31, 2008	598,672	5.14
Granted	358,460	2.63
Vested	(298,246)	6.14
Forfeited	(84,599)	3.51

Nonvested at December 31, 2009	574,287	3.29

Restricted stock awards generally vest over three years. As of December 31, 2009, unrecognized compensation cost related to non-vested stock awards amounted to $0.9 million. That cost is expected to be recognized over a weighted average period of 1.5 years.

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

The Amended ESPP allows employees to purchase a limited amount of common stock at the end of each six month period at a price equal to 85% of the lesser of fair market value on either the start date of the period or the last trading day of the period (the “Lookback Provision”). The 15% discount and the Lookback Provision make the Amended ESPP compensatory. There were 134,660, 46,217 and 29,139 shares of common stock issued under the Amended ESPP in 2009, 2008 and 2007, respectively, resulting in an expense of $0.1 million, $0.03 million and $0.04 million, respectively. For shares purchased under the Company’s Amended ESPP, a weighted-average expected volatility of 27%, 60% and 38% was used for 2009, 2008 and 2007, respectively. The expected term for shares issued under the ESPP is six months. As of December 31, 2009, 597,517 shares of common stock had been issued under the Amended ESPP to employees and 712,731 shares are available for future issuance.

Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock, of which 1,600,000 are designated Series A Participating Preferred Stock (the “Preferred Stock”). The Board of Directors of Ligand has the authority to issue the Preferred Stock in one or more series and to fix the designation, powers, preferences, rights, qualifications, limitations and restrictions of the shares of each such series, including the dividend rights, dividend rate, conversion rights, voting rights, rights and terms of redemption (including sinking fund provisions), liquidation preferences and the number of shares constituting any such series, without any further vote or action by the stockholders. The rights and preferences of Preferred Stock may in all respects be superior and prior to the rights of the common stock. The issuance of the Preferred Stock could decrease the amount of earnings and assets available for distribution to holders of common stock or adversely affect the rights and powers, including voting rights, of the holders of the common stock and could have the effect of delaying, deferring or preventing a change in control of Ligand. As of December 31, 2009 and 2008, there are no preferred shares issued or outstanding.

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

Cash Dividend

On March 22, 2007, the Company declared a cash dividend on the common stock of the Company of $2.50 per share. As the Company had an accumulated deficit, the dividend was recorded as a charge against additional paid-in capital in the first quarter of 2007. The aggregate amount of $252.7 million was paid on April 19, 2007 to shareholders of record as of April 5, 2007.

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

Shares Issued in Business Combination

On December 23, 2009, in connection with its acquisition of Neurogen Corporation, the Company issued 4,200,000 shares of common stock to Neurogen stockholders, or 0.0608 shares for each outstanding Neurogen share.

On December 23, 2008, in connection with its acquisition of Pharmacopeia, the Company issued 17,997,039 shares of common stock to Pharmacopeia stockholders, or 0.5985 shares for each outstanding Pharmacopeia share.

Warrants

As of December 31, 2009, warrants to purchase 867,637 shares of the Company’s common stock were outstanding with an exercise price of $8.59 per share and an expiration date of April 2012, and warrants to purchase 105,554 shares of the Company’s common stock were outstanding with an exercise price of $9.47 per share and an expiration date of March 2011. The two series of warrants were assumed in the acquisition of Pharmacopeia, Inc.

In addition, as of December 31, 2009, 981,411 warrants with an exercise price of $29.90 per warrant and an expiration date of April 2013 were outstanding to purchase an aggregate of 776,160 shares of the Company’s common stock. If exercised, these warrants are also entitled to receive $0.1 million in cash and 981,411 of each of the Company’s four contingent value rights issued to Neurogen shareholders in December 2009. The series of warrants was assumed in the acquisition of Neurogen Corporation.

Share Repurchases

In March 2007, the Board of Directors authorized up to $100.0 million in share repurchases over the subsequent 12 months. Through February 2008, the Company repurchased 6.5 million shares of its common stock totaling $41.2 million.

Share Reserves

As of December 31, 2009, the Company had 6.8 million shares reserved for future issuance related to stock options, stock awards, stock purchase plan and warrants.

14. Collaboration Agreements

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

In December 2009, the Company and BMS entered into an amendment to the discovery collaboration agreement. Pursuant to the terms of the Amendment, the research term under the Collaboration Agreement terminated on December 31, 2009 and the research program under the Collaboration Agreement will be transferred to BMS. The Company will no longer be obligated to provide research support to BMS after December 31, 2009, other than providing certain data and compound transfer services to BMS through June 30, 2010. In connection with the Amendment, the Company paid $1.0 million to BMS in January 2010 and BMS is no longer required to make milestone payments to the Company under the Collaboration Agreement. The Company has included the liability in accrued liabilities in the consolidated balance sheet at December 31, 2009.

P-38 Kinase Program

In connection with the merger with Pharmacopeia, the Company assumed a collaboration and license agreement with BMS which was originally entered into in November 1997. This collaboration has resulted in a compound that entered Phase II clinical trials in September 2007 for psoriasis. BMS has also completed a Phase II study in rheumatoid arthritis and a Phase II trial in atherosclerosis is ongoing. The research collaboration portion of the agreement has expired; however, the Company is entitled to payments resulting from the successful achievement by BMS of certain clinical and regulatory milestones, as well as a royalty on net sales of products resulting from compounds already delivered under the agreement.

As of December 31, 2009 and 2008, the Company had deferred revenue of approximately $0.3 million and $13.0 million, respectively, related to BMS agreements.

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

Pharmacopeia received $15.0 million in connection with initial discovery activities which the Company is obligated to perform under the GSK agreement. The Company recognizes revenue on a percentage of completion basis as it performs the required discovery activities in an amount from time to time less than or equal to the non-refundable portion of payments received in connection with the GSK agreement. The initial research term of the GSK agreement expires in March 2011. As of December 31, 2009 and 2008, the Company had deferred revenue of approximately $3.7 million and $6.3 million, respectively, related to GSK agreements.

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

PROMACTA and TPO

In December 2008, the FDA granted accelerated approval of GSK’s PROMACTA® for the treatment of thrombocytopenia in patients with chronic immune (idiopathic) thrombocytopenic purpura (ITP) who have had an insufficient response to corticosteroids, immunoglobulins or splenectomy. In December 2009, GSK received a positive opinion for Revolade(R) (eltrombopag/PROMACTA) from the European Medicines Agency’s Committee for Medicinal Products for Human Use (CHMP) for the oral treatment of thrombocytopenia (reduced platelet count) in adults with the blood disorder chronic ITP. Revolade is expected to be launched in the EU in the first half of 2010. PROMACTA is the first oral TPO receptor agonist therapy for the treatment of adult patients with chronic ITP. As a result of the FDA’s approval of PROMACTA, the Company will be entitled to receive tiered royalties in the range of 4.7%-9.4% on annual net sales of PROMACTA, net of payments due to Rockefeller as part of a settlement agreement and mutual release the Company entered into on February 11, 2009 with Rockefeller.

In December 2008, the Company entered into an exclusive, worldwide license agreement with SmithKline Beecham Corporation, doing business as GSK. Pursuant to the terms of the GSK agreement, the Company granted GSK the exclusive right to develop, manufacture and commercialize its LGD-4665 product candidate, as well as all other TPO-related molecules discovered by the Company. Under the terms of the GSK agreement, GSK paid the Company $5.0 million as an upfront license fee and agreed to pay up to $158.0 million in development and commercial milestones and a royalty on net sales. In the first year of sales, royalties will be one-half of the regular royalty rate. GSK will direct all product development and commercialization and will be responsible for all costs going forward for development, patent maintenance and prosecution, and commercialization. The term of the license agreement expires ten years from the date of the first commercial sale of the first licensed product in any country worldwide or until the expiration of the last licensed patent with a valid claim, whichever term is longer, although some obligations servive termination. Prior to the expiration of the license agreement, GSK has the right to terminate the agreement upon a specified number of days notice and the Company may not terminate the agreement unless GSK provides its prior written consent. Any such termination will not relieve the terminating party from obligations that have accrued prior to such termination or that expressly survive such termination. No termination will require the Company to refund to GSK any or all payments made to the Company by GSK under the agreement. In the event a party is in breach of any of its material obligations under the license agreement, the other party will have the right to seek damages and such other remedies as may be available to it.

Pfizer Collaborations

JAK3 Program

In connection with the completion of the Company’s acquisition of Pharmacopeia, the Company assumed a research and license agreement with Pfizer (formerly Wyeth), acting through its Wyeth Pharmaceuticals Division, providing for the formation of a new alliance based on Pharmacopeia’s Janus Kinase-3, or JAK3, inhibitor program. The alliance’s goal is to identify, develop and commercialize therapeutic products for the treatment of certain immunological conditions in humans.

Each of the companies has certain exclusive rights to develop and commercialize products resulting from the JAK3 program and the alliance. The Company retains the right to develop and commercialize therapeutic products for the treatment of dermatological and ocular diseases employing topical administration, and Pfizer has the right to develop human therapeutic products for all other indications and routes of delivery. Under the terms of the Pfizer agreement, Pharmacopeia received an up-front cash payment and will receive quarterly research funding through December 2009. In addition, the Company may receive up to $175.0 million if Pfizer achieves preclinical and clinical development and regulatory and commercialization milestones, as well as double-digit royalties on the net sales of any products commercialized by Pfizer under the alliance. Each company is responsible for all development, regulatory, manufacturing and commercialization activities for any products it develops and commercializes in its field.

The revenue for this research is recognized on a percentage of completion basis, which is expected to approximate straight-line recognition of revenue over the initial three year term of the alliance. As of December 31, 2009 and 2008, the Company had deferred revenue of approximately $0.9 million and $1.5 million, respectively, related to Pfizer agreements.

Each of the companies has the right to terminate the Pfizer agreement under certain specified circumstances at any time during the term of the Pfizer agreement. In addition, Pfizer has the right, upon providing the Company six months’ prior written notice, to terminate the research collaboration and/or the Pfizer agreement in its entirety or in part. Such right to termination would not apply to Pfizer’s obligations with respect to any program developed by the collaboration and licensed by Pfizer. Termination will not require the Company to refund to Pfizer any or all of the cash payments described above.

In November 2009, Pfizer exercised its right under the contract and extended the research term and related quarterly research funding through December 2010.

Bazedoxifene Program

Bazedoxifene (Viviant) is a product candidate that resulted from the Company’s collaboration with Wyeth (now Pfizer). Bazedoxifene is a synthetic drug that was specifically designed to reduce the risk of osteoporotic fractures while at the same time protecting breast and uterine tissue. Regarding Viviant, the FDA has advised that it expects to convene an advisory committee to review the pending NDAs for both the treatment and prevention indications. Approvable letters were received for each of these NDAs, in which, among other things, the FDA requested further analyses and discussion concerning the incidence of stroke and venous thrombotic events, identified certain issues concerning data collection and reporting, and requested additional source documents. An FDA-requested advisory committee meeting is expected to be scheduled following submission of the complete response to the approvable letters, which was targeted for the second half of 2009. In April 2009, Pfizer received approval in the EU for CONBRIZA (the EU trade name for Viviant) for the treatment of postmenopausal osteoporosis in women at increased risk of fracture. The Company expects CONBRIZA to be launched in the EU in 2010.

Pfizer is also developing bazedoxifene in combination with PREMARIN (Aprela) is a tissue selective estrogen complex under development for menopausal symptoms and osteoporosis, Two Phase III studies with bazedoxifene/conjugated estrogens (Aprela), showed reduced number and severity of hot flashes in symptomatic postmenopausal women by up to 80 percent, when compared with placebo. Pfizer expects to file an initial NDA no earlier than the first half of 2010. The Company is entitled to receive tiered royalties on these products.

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

Lasofoxifene Program

Lasofoxifene (FABLYN®) is a product candidate that resulted from the Company’s collaboration with Pfizer. Pfizer submitted an NDA and an MAA for FABLYN for osteoporosis treatment in December 2007 and January 2008, respectively. The FDA Advisory Committee in early September 2008 voted 9-3 in favor of approving this drug. In January 2009, Pfizer received a complete response letter from the FDA requesting additional information for FABLYN. In February 2009, FABLYN received approval in the EU for the treatment of osteoporosis. Pfizer reported that following a strategic review, it decided to explore strategic options for FABLYN, including out-licensing or sale. Under the terms of the Company’s agreement with Pfizer, the Company is entitled to receive royalty payments on worldwide net sales of lasofoxifene for any indication.

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

As stated above, under the Cephalon agreement, Pharmacopeia received a non-refundable payment of $15.0 million and was principally responsible for performing medicinal chemistry research. The revenue for this research is recognized on a percentage of completion basis. As of December 31, 2008, the Company had deferred revenue of approximately $0.3 million related to the Cephalon agreement. The initial research term of the Cephalon agreement expired in May 2009.

Merck (formerlySchering-Plough Collaboration)

2007 Collaboration

In connection with the completion of the Company’s acquisition of Pharmacopeia, the Company also assumed an amended and restated collaboration and license agreement with N.V. Organon, entered into in February 2007. In November 2007, Organon was acquired by, and is now a part of, Merck (formerly Schering-Plough). Under the agreement, Pharmacopeia agreed to work collaboratively with Merck to generate lead compounds at targets in mutual therapeutic areas selected by Merck and agreed upon by a joint research committee. The purpose of the agreement is to produce development-ready compounds, the potential development of which will be handled primarily by Merck. The agreement provided that the Company would receive up to $4.0 million per year from Merck in research funding over the remaining portion of the five-year term of the agreement.

Pursuant to the agreement the Company has the option to purchase the right to co-develop and co-commercialize certain therapeutic candidates of mutual interest discovered through the alliance. For the therapeutic candidates that the Company does not elect to co-develop and co-commercialize, Schering-Plough will retain exclusive development and commercialization rights, and the Company will receive milestone payments as a result of Merck’s successful advancement, if any, of each candidate through clinical development. The Company will also receive up to double-digit royalties on net sales, if any, of pharmaceutical products resulting from the collaboration when the lead optimization was conducted by the Company, and lower royalties when the lead optimization was conducted by Merck.

On July 29, 2009, the Company and Merck mutually agreed to terminate the research collaboration under their collaboration and license agreement pursuant to which the parties agreed to work collaboratively to discover, develop and commercialize therapeutic products across a broad range of indications. As a result of the termination, Merck continued to fund research collaboration activities on those targets currently under investigation through December 2009, and the Company is eligible to receive potential milestone payments and royalties under certain circumstances.

1998 Collaboration

In connection with our acquisition of Pharmacopeia, the Company assumed collaboration and license agreements with Schering-Plough Ltd. (now Merck) and Schering Corporation (collectively “Schering-Plough”) that were originally entered into in October of 1998. These agreements produced a CXCR2 antagonist that entered Phase II clinical trials in the fourth quarter of 2006 for COPD and asthma, an enzyme inhibitor that entered Phase II clinical trials in November 2008 for oncology, a candidate for inflammatory diseases that entered Phase I clinical trials in March 2007, a candidate for respiratory diseases that entered Phase I clinical trials in September 2007 and a BACE inhibitor for Alzheimer’s disease that entered Phase I clinical trials in early 2009.

PS 291822 (SCH-527123), the lead in a series of CXCR2 antagonists, is being developed for the potential oral treatment of chronic obstructive pulmonary disorder (COPD) and asthma. Merck has completed phase II trials in COPD, neutrophilic asthma, mild allergen-induced asthma and psoriasis. In January 2010, Merck initiated two large Phase II dose-ranging studies with 500 patients each in COPD and severe asthma.

Dinaciclib (SCH-727965, PS-095760), a pro-apoptotic inhibitor of cyclin-dependent kinases is under clinical development for the potential treatment of cancer. Three Phase II trials are ongoing;

•	A phase II trial in patients with advanced breast cancer and non-small cell lung cancer (NSCLC)

•	A phase II trial in acute myelogenous leukemia (AML) and acute lymphoblastic leukemia (ALL)

•	A phase II trial in mantle cell lymphoma (MCL) and B-cell chronic lymphocytic leukemia (B-CLL)

A Beta-Secretase inhibitor is in clinical development for Alzheimer’s disease. Merck reported the completion of Phase I single dose trial study with a 58% reduction in A-Beta peptide in cerebral/spinal fluid. Phase I multi-dose trial is ongoing, and a Phase II trial initiation is projected to start in 2010.

Under the terms of these agreements with Merck, while the Company’s research activities have ceased, the cessation of those research activities did not affect other aspects of those agreements, including the ongoing Phase II and Phase I clinical trials and preclinical programs that Merck is conducting. The Company is entitled to payments resulting from the successful achievement by Merck of clinical and regulatory milestones, as well as royalty payments at different rates depending on the origin of collaboration products from discovery and optimization libraries at Ligand and Merck, and on net sales of products resulting from compounds being developed by Merck under those agreements.

Collaboration for VR1

In connection with the Company’s merger with Neurogen Corporation, the Company acquired a fully funded partnership with Merck for Vanilloid Receptor Subtype 1 (VR1) Antagonists. Merck will fund 100% of program costs and make milestone and royalty payments upon the achievement of certain development events and commercialization of any applicable VR1 compounds.

As of December 31, 2009 and 2008, the Company had deferred revenue of approximately $0.4 million and $3.5 million, respectively, related to Merck.

Cephalon Collaboration

In connection with the merger with Pharmacopeia, the Company assumed a collaboration and license agreement, or the Cephalon Agreement, with Cephalon, Inc., or Cephalon, originally entered into in May 2006, which provides for the formation of a new drug discovery, development and commercialization alliance. Under the Cephalon agreement, Pharmacopeia received an up-front, non-refundable payment of $15.0 million in June 2006 to support its research efforts.

The Company and Cephalon executed an amendment in January 2009 to the collaboration agreement dated May 16, 2006. The agreement provided for that the Company would have no obligation to continue research activities with respect to the two active collaboration programs and was released to redeploy FTEs currently assigned to the collaboration. All licenses granted to the Company by Cephalon with respect to the two active collaboration programs terminated as of the date of amendment. The Company is entitled to milestone and royalty payments associated with only one of the two active programs. In addition, the Company agreed to provide certain chemistry services to Cephalon through a third party vendor for a term of nine months from the date of agreement, which ended in September 2009.

Celgene Collaboration

In connection with the merger with Pharmacopeia, the Company assumed a research and license agreement, or the Celgene Agreement, with Celgene Corporation, or Celgene. Under the Celgene Agreement the Company has no further research requirements. The collaboration with Celgene produced a compound that led to a clinical candidate currently being evaluated for the treatment of fibrotic and inflammatory diseases that entered a Phase I clinical trial in the first quarter of 2008. The Company is entitled to receive payments resulting from the successful achievement by Celgene of clinical milestones, as well as royalties on net sales of products resulting from the collaboration.

Exelixis Collaboration

The Company exclusively licensed certain technology to X-Ceptor Therapeutics in 1999. X-Ceptor was subsequently acquired by Exelixis Inc. in October 2004. Exelixis has three partnered programs based on X-Ceptor technologies, including (a) XL-652, a LXR agonist, is in Phase I development with BMS for the potential treatment of atherosclerosis and other coronary artery diseases, (b) FXR-450, a Farnesoid X receptor modulator, is in preclinical development with Pfizer for the potential treatment of hyperlipidemia including hypertriglyceridemia, and (c) Xl-550, a mineralocorticoid receptor modulator, is in preclinical development with Daiichi-Sankyo for the potential treatment of metabolic disorders and cardiovascular diseases. The Company is entitled to receive royalties on net sales of products.

PeriCorTherapeutics

The Company assumed a common stock ownership position in privately-held PeriCor Therapeutics, Inc. through its acquisition of Metabasis. PeriCor sublicensed rights from Metabasis to acadesine and three additional Adenosine Regulating Agents in 2005. PeriCor licensed acadesine to Schering-Plough Corporation (now Merck & Co.) and the compound is in a Phase III clinical trial for the prevention of adverse cardiovascular and cerebrovascular outcomes in patients undergoing coronary artery bypass graft surgery.

Trevena Collaboration

In February 2009, the Company announced the initiation of a joint research and license alliance to screen targets using Trevena’s novel biological platform against our combinatorial library of compounds, to identify active compounds with potential for development as novel G-protein coupled receptor (GPCR) therapeutics.

Under the terms of the agreement, Trevena has been granted exclusive worldwide rights to sublicense active compounds resulting from the collaboration. The Company expects to screen targets and receive payments triggered by a tiered screening paradigm for each target.

15. Income Taxes

At December 31, 2009, the Company has federal net operating loss carryforwards of $513.8 million and $205.7 million of state net operating loss carryforwards. The Company also has $17.1 million of federal research and development credit carryforwards. Federal research and development credit carryforwards of $1.2 million expired at the beginning of 2010 with the remainder expiring through 2027, and the Company has $12.9 million of California and New Jersey research and development credit carryforwards that have no expiration date.

Pursuant to Internal Revenue Code Sections 382 and 383, use of net operating loss and credit carryforwards may be limited if there were changes in ownership of more than 50%. The Company has completed a Section 382 study for Ligand through December 31, 2007. As a result of ownership changes, utilization of Ligand’s net operating losses and credits are subject to limitations under Internal Revenue Code Sections 382 and 383. Included in the amounts above are $114.1 million of federal net operating loss carryforwards, $64.5 million of state net operating loss carryforwards, $3.5 million of federal research and development credit carryforwards, and $2.5 million of state research and development credit carryforwards related to Pharmacopeia. The Company has not completed a 382 study for Pharmacopeia. As such, the utilization of Pharmacopeia’s net operating losses and credits may be subject to limitations under Internal Revenue Code Sections 382 and 383. Also included in the amounts above are $11.0 million of federal net operating loss carryforwards, and $11.0 million of state net operating loss carryforwards related to Neurogen. The carryforwards for Neurogen have been limited to the amounts available under Internal Revenue Code Section 382.

The components of the income tax benefit for continuing operations are as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
Current Benefit:
Federal	$(23,533)	$27	$16,966
State	—	—	1,743
Foreign	—	28	(12)

	(23,533)	55	18,697

Deferred Benefit:
Federal	25,068	—	—
State	—	—	—
Foreign	—	—	—

	$1,535	$55	$18,697

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2009 and 2008 are shown below. A valuation allowance has been recognized to offset the net deferred tax assets, other than the net operating losses which will be utilized via carry-back to the 2006 and 2007 income tax years, as management believes realization of such assets is not more-likely-than-not as of December 31, 2009. A valuation allowance has been recognized to fully offset the net deferred tax assets as of December 31, 2008 as realization of such assets is not more-likely-than-not.

	December 31,
	2009	2008
	(in thousands)
Deferred assets:
Net operating loss carryforwards	$184,075	$141,620
Research and AMT credit carryforwards	29,093	35,657
Capitalized research and development	—	300
Fixed assets and intangibles	4,785	6,255
Accrued expenses	269	6,042
Deferred revenue	1,420	8,823
Litigation settlement reserve	771	2,713
Present value of AVINZA royalties	16,633	19,703
Organon termination asset	(15,727)	(22,128)
Organon termination liability	15,727	22,128
Organon royalty obligation	569	818
Deferred sale leaseback	1,313	9,787
Lease termination costs	5,698	—
Other	5,366	5,085

	249,992	236,803
Valuation allowance for deferred tax assets	(224,924)	(236,803)

Net deferred tax assets	$25,068	$—

For 2009 and 2008, stock option deductions did not impact the valuation allowance through paid-in capital. Other changes to the valuation allowance allocated directly to accumulated other comprehensive income (loss) are related to unrealized gains and losses on foreign currency transactions of $0.1 million, $0.01 million and $0.02 million for 2009, 2008, and 2007, respectively.

A reconciliation of income tax benefit for continuing operations to the amount computed by applying the statutory federal income tax rate to the loss from continuing operations is summarized as follows (in thousands):

	Years Ended December 31,
	2009	2008	2007
Amounts computed at statutory federal rate	$3,387	$33,155	$18,174
State taxes net of federal benefit	234	(2,293)	1,220
Effect of foreign operations	—	28	(12)
Meals & entertainment	(10)	(7)	(19)
In process R&D from merger	(136)	(24,480)	—
Stock-based compensation	(1,144)	(537)	(910)
Adjustment to NOLs and R&D tax credits	(678)	(678)	—
Federal research and development credits	(887)	(155)	1,287
FIN 48 liability and interest	(24,116)
Carry back claims	25,651
Change in valuation allowance	(775)	(5,019)	(1,043)
Other	9	41	—

	$1,535	$55	$18,697

A reconciliation of income tax benefit (expense) for discontinued operations to the amount computed by applying the statutory federal income tax rate to income from discontinued operations is summarized as follows (in thousands):

	Years Ended December 31,
	2009	2008	2007
Amounts computed at statutory federal rate	$(2,172)	$356	$(115,333)
State taxes net of federal benefit	150	219	3,109
Effect of foreign operations	—	—	—
Stock-based compensation	—	—	(40)
Release of FIN 48 liability	—	—	398
Change in valuation allowance	2,022	(204)	89,001
Other	—	21	98

	$—	$392	$(22,767)

Tax positions must meet a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. As of the date of adoption, the Company’s gross liability for income taxes associated with uncertain tax positions totaled $8.9 million. As a result of the implementation of FIN 48, the Company recognized an increase of $0.4 million to reserve for uncertain tax positions which was recorded as a cumulative effect adjustment to accumulated deficit. The Company’s remaining FIN 48 liabilities are presented net of the deferred tax asset balances on the accompanying consolidated balance sheet.

In December 2009, the Internal Revenue Service, or IRS, issued the Company a Notice of Proposed Adjustment, or NOPA, seeking an increase to its taxable income for the 2007 fiscal year of $71.5 million and a $4.1 million penalty for substantial underpayment of tax in fiscal 2007. The Company responded to the NOPA in February 2010, disagreeing with the conclusions reached by the IRS in the NOPA. As of December 31, 2009, the Company recorded a FIN 48 liability of $25.1 million related to the income tax effect of the NOPA and $3.0 million related to estimated interest due on the proposed underpayment of tax. The Company also recorded deferred income tax assets of $25.1 million associated with the ability to carry back losses from 2008 and 2009 to offset the NOPA. In addition, the Company recorded an income tax receivable of $4.5 million associated with changes in income tax law in relation to prior AMT taxes paid on carry back periods, which is included in other non-current assets at December 31, 2009. The Company has not recorded the penalties proposed by the IRS in its financial statements as the Company believes that it has met the appropriate standard for the tax position on its 2007 tax return. If the Company is unsuccessful in its negotiations with the IRS, it may be required to pay the $4.1 million penalty and utilize a significant amount of its net operating loss carryforwards.

A reconciliation of the amount of unrecognized tax benefits at December 31, 2009 and 2008 is as follows (in thousands):

Balance at December 31, 2007	9,467
Additions based on tax positions related to the current year	322
Reductions for tax positions of prior years	(262)

Balance at December 31, 2008	9,527
Additions based on tax positions related to the current year	25,068
Reductions for tax positions of prior years	(569)

Balance at December 31, 2009	$34,026

Included in the balance of unrecognized tax benefits at December 31, 2009 is $34.0 million of tax benefits that, if recognized would result in adjustments to the related deferred tax assets and valuation allowance and not affect the Company’s effective tax rate.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2009, accrued interest related to uncertain tax positions is $3.0 million.

All of the Company’s tax years from 1991-2009 remain open to examination by the major taxing jurisdictions to which the Company is subject.

Management’s estimate of the reasonably possible change in the amount of the unrecognized tax benefits is a decrease of $25.2 million during the next twelve months. This is due to the expiration of the federal carry over period for research credits reported and to expected settlements with the Internal Revenue Service.

16. Summary of Unaudited Quarterly Financial Information

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2009 and 2008 (in thousands, except per share amounts).

	Quarter ended
	March 31	June 30	September 30	December 31
2009
Total revenues	$9,470	$7,594	$7,901	$13,974
Total operating costs and expenses	17,279	12,742	27,571	13,148
Income tax benefit (expense)	—	—	—	—
Income (loss) from continuing operations	(7,482)	(4,476)	1,055	2,566
Discontinued operations	2,366	2,808	748	467
Net income (loss)	$(5,116)	$(1,668)	$1,803	$3,033
Basic and diluted per share amounts:
Loss from continuing operations	(0.07)	(0.04)	0.01	0.02
Discontinued operations	0.02	0.03	0.01	0.01

Net loss	$(0.05)	$(0.01)	$0.02	$0.03
Weighted average shares—basic	113,118	113,148	113,007	113,382
Weighted average shares—diluted	113,118	113,148	113,139	113,51

	Quarter ended
	March 31	June 30	September 30	December 31
2008
Total revenues	$4,874	$4,804	$5,248	$12,389
Total operating costs and expenses	17,264	10,928	12,094	86,269
Income tax benefit (expense)	1,781	1,030	(2,990)	234
Loss from continuing operations	(9,717)	(4,889)	(9,124)	(73,730)
Discontinued operations	5,784	(1,540)	(9,001)	4,103
Net loss	$(3,933)	$(6,429)	$(18,125)	$(69,627)
Basic and diluted per share amounts:
Loss from continuing operations	(0.10)	(0.05)	(0.10)	(0.76)
Discontinued operations	0.06	0.02	(0.09)	0.04

Net loss	$(0.04)	$(0.07)	$(0.19)	$(0.72)

Weighted average shares—basic and diluted	95,047	99,056	95,068	96,841

17. Sale Leaseback

In October 2006, the Company, along with its wholly-owned subsidiary Nexus, entered into an agreement with Slough for the sale of its real property located in San Diego, California for a purchase price of $47.6 million. This property, with a net book value of $14.5 million, included one building totaling approximately 82,500 square feet, the land on which the building is situated, and two adjacent vacant lots. As part of the sale transaction, the Company agreed to lease back the building for a period of 15 years.

The Company recognized an immediate pre-tax gain on the sale transaction of $3.1 million in 2006 and deferred a gain of $29.5 million on the sale of the building. The deferred gain was being recognized as an offset to operating expense on a straight-line basis over the 15 year term of the lease at a rate of approximately $2.0 million per year.

In August 2009, the Company entered into a lease termination agreement for this building. As a result, the Company recognized an additional $20.4 million of accretion of deferred gain during the quarter ended September 30, 2009, and will recognize the remaining balance of the deferred gain of $3.1 million through the term of its new building lease, which expires in December 2011. The amount of the deferred gain recognized for the years ended December 31, 2009, 2008 and 2007 was $21.9 million, $2.0 million and $2.0 million, respectively.

18. Reductions in Workforce

In December 2009, the Company announced a reduction in its workforce of twelve positions, six of which were eliminated effective December 31, 2009, five were eliminated in early 2010 and one will be eliminated effective June 30, 2010. Accrued severance costs of $0.4 million were included in the accrued restructuring costs as of December 31, 2009.

In December 2008, Pharmacopeia announced a reduction in its workforce of thirty positions, twenty-two of which were eliminated effective December 31, 2008 and the remaining eight of which were eliminated effective June 30, 2009. Accrued severance costs of $0.7 million was included in the accrued restructuring costs as of December 31, 2008. Also included in accrued restructuring costs was a $0.2 million of costs to exit a leased facility which is comprised of the difference between the remaining lease obligations of the abandoned operating leases, which run through the year 2016, and the Company’s estimate of potential future sublease income, discounted to present value.

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

In the fourth quarter of 2006, following the sale of the Company’s Oncology Product Line to Eisai, and in the first quarter of 2007, following the sale of AVINZA to King, the Company eliminated nearly 270 employee positions, across all functional areas, which were no longer deemed necessary as a result of the Company’s decision to sell its commercial assets and refocus the Company as a smaller, highly-focused research and development and royalty-driven biotechnology company. As a result, the Company recognized expenses of $11.3 million in 2007.

19. Subsequent Event

On January 27, 2010, the Company completed the acquisition of Metabasis Therapeutics, Inc. (NASDAQ: MBRX), following approval of the transaction by Metabasis stockholders. As a result, the Company gained a fully funded partnership with Roche, additional pipeline assets and drug discovery technologies and resources. The transaction was first announced on October 27, 2009. The Company paid $1.6 million in cash or about $0.046 per Metabasis share to Metabasis’ stockholders. In addition, Metabasis stockholders received four tradable Contingent Value Rights (CVRs), one CVR from each of four respective series of CVRs, for each Metabasis share. The CVRs will entitle Metabasis stockholders to cash payments as frequently as every six months as cash is received by the Company from proceeds from Metabasis’ partnership with Roche or the sale or partnering of any of the Metabasis drug development programs, among other triggering events. The Company has also committed to spend at least $8 million in new research and development funding on the Metabasis programs within 42 months following the closing of the transaction.

The components of the preliminary purchase price allocation for Metabasis are as follows:

Purchase Consideration:
(in thousands)
Cash paid to Metabasis shareholders	$1,641
Fair value of contingent value rights	8,054

Total purchase consideration	$9,695

Allocation of Purchase Price:
(in thousands)
Cash acquired	$390
Other current assets	271
Goodwill and other identifiable intangible assets	11,113
Liabilities assumed	(2,079)

$9,695

For purposes of the preliminary purchase price allocation, the estimated fair value of the Roche, TR Beta, Glucagon and General Contingent Value Rights is based upon the total estimated fair value of Metabasis of approximately $8 million, which is consistent with Metabasis’ market value as of the closing date of the merger. For purposes of estimating the preliminary purchase price, Ligand’s management assumed that an aggregate of 50% of the total identifiable intangible assets’ estimated fair value would be paid out to Metabasis stockholders under the provisions of the Contingent Value Rights agreements.

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

In connection with the preparation of this Form 10-K for the year ended December 31, 2009, management, under the supervision of the CEO and CFO, conducted an evaluation of disclosure controls and procedures. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2009.

(b) Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of the Company’s financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect the Company’s transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of the Company’s financial statements in accordance with generally accepted accounting principles; providing reasonable assurance that receipts and expenditures of the Company are made in accordance with management and directors of the Company; and providing reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on the Company’s financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of the Company’s financial statements would be prevented or detected.

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009.

On December 23, 2009, the Company completed the acquisition of Neurogen Corporation and, as permitted by SEC guidance, the Company excluded from its assessment of the effectiveness of its internal control over financial reporting as of December 31, 2009, the internal control over financial reporting of this entity. Total assets and revenues constituted twelve and zero percent, respectively, of the Company’s consolidated financial statement amounts as of and for the year ended December 31, 2009. The Company plans to integrate Neurogen Corporation’s historical internal control over financial reporting into its own internal control over financial reporting in 2010. Accordingly, certain changes will be made to the Company’s internal control over financial reporting until such time as this integration is complete.

Grant Thornton LLP, the Company’s independent registered public accountants, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, based on the COSO criteria; their report is included in Item 9A.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Ligand Pharmaceuticals Incorporated

We have audited Ligand Pharmaceuticals Incorporated and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Ligand Pharmaceuticals Incorporated’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on Ligand Pharmaceuticals Incorporated and subsidiaries’ internal control over financial reporting based on our audit. Our audit of, and opinion on, the Company’s internal control over financial reporting does not include internal control over financial reporting of Neurogen Corporation, a wholly owned subsidiary, whose financial statements reflect total assets and revenues constituting twelve and zero percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2009. As indicated in Management’s Report on Internal Control Over Financial Reporting, Neurogen Corporation was acquired during 2009 and therefore, management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of Neurogen Corporation.

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

In our opinion, Ligand Pharmaceuticals Incorporated and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Ligand Pharmaceuticals Incorporated and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity (deficit) and comprehensive income (loss), and cash flows for the years then ended and our report dated March 3, 2010, expressed an unqualified opinion and contained an explanatory paragraph relating to the change in accounting for business combinations.

/s/ Grant Thornton LLP

San Diego, California

March 3, 2010

Item 9B.	Other Information

On February 9, 2010, the Company issued a press release (the “Initial Release”) announcing its financial results for the quarter and year ended December 31, 2009, a copy of which was furnished as Exhibit 99.1 on a Current Report on Form 8-K filed on the same date. In its condensed consolidated statement of operations included in the Initial Release, the Company reported an income tax benefit of approximately $1.5 million as an income tax benefit on discontinued operations and an income tax receivable of approximately $1.5 million which was included in other non-current assets on its condensed consolidated balance sheet. Subsequent to the Company’s earnings release, as a result of continuing analysis of authoritative literature, the Company determined that the income tax benefit should be recorded in continuing operations instead of in discontinued operations. The Company also determined that it should record a FIN 48 liability of approximately $25.1 million related to the income tax effect of a Notice of Proposed Adjustment received from the IRS in December 2009 and a FIN 48 liability of approximately $3.0 million related to estimated interest due on the proposed underpayment of tax, as well as deferred income tax assets of approximately $25.1 million related to its ability to carry back net operating losses and income tax receivables of approximately $4.5 million related to changes in tax laws.

As a result of the foregoing, for the quarter ended December 31, 2009, income from continuing operations increased to approximately $2.6 million, or $0.02 per share, from $1.0 million, or $0.01 per share, and income from discontinued operations decreased to approximately $0.5 million, or $0.01 per share, from $2.0 million, or $0.02 per share. There was no change to total net income for the quarter ended December 31, 2009. For the year ended December 31, 2009, loss from continuing operations decreased to approximately $8.3 million, or $0.08 per share, from $9.9 million, or $0.09 per share, and income from discontinued operations decreased to approximately $6.4 million, or $0.06 per share, from $7.9 million, or $0.07 per share. There was no change to total net income for the year ended December 31, 2009. Additionally, total assets increased to approximately $141.8 million from $113.7 million, and total liabilities increased to approximately $129.7 million from $101.6 million.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

Code of Conduct

The Board of Directors has adopted a Code of Conduct and Ethics Policy (“Code of Conduct”) that applies to all officers, directors and employees. The Company will promptly disclose any material amendment or waiver to the Code of Conduct which affects any corporate officer. The Code of Conduct was filed with the SEC as an exhibit to our report on Form 10-K for the year ended December 31, 2003, and can be accessed via our website (http://www.ligand.com), Corporate Overview page. You may also request a free copy by writing to: Investor Relations, Ligand Pharmaceuticals Incorporated, 11085 North Torrey Pines Road, Suite 300, San Diego, CA 92121.

The other information under Item 10 is hereby incorporated by reference from Ligand’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission on or prior to April 29, 2010. See also the identification of the executive officers following Item 4 of this Annual Report on Form 10-K.

Item 11.	Executive Compensation

Item 11 is hereby incorporated by reference from Ligand’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission on or prior to April 29, 2010.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 12 is hereby incorporated by reference from Ligand’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission on or prior to April 29, 2010.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Item 13 is hereby incorporated by reference from Ligand’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission on or prior to April 29, 2010.

Item 14.	Principal Accountant Fees and Services

Item 14 is hereby incorporated by reference from Ligand’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission on or prior to April 29, 2010.

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

(3) The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

Exhibit Number	Description
2.1 (1)	Agreement and Plan of Reorganization dated May 11, 1998, by and among the Company, Knight Acquisition Corp. and Seragen, Inc. (Filed as Exhibit 2.1).

2.2 (58)	Agreement and Plan of Merger, dated as of September 24, 2008, by and among Ligand Pharmaceuticals Incorporated, Pharmacopeia, Inc., Margaux Acquisition Corp. and Latour Acquisition, LLC. (Exhibit 2.1).

2.3 (1)	Form of Certificate of Merger for acquisition of Seragen, Inc. (Filed as Exhibit 2.2).

2.4 (83)	Agreement and Plan of Merger, by and among the Company, Neurogen Corporation and Neon Signal, LLC, dated as of August 23, 2009 (Filed as Exhibit 10.1).

2.5 (87)	Amendment to Agreement and Plan of Merger, by and among the Company, Neurogen Corporation, and Neon Signal, LLC, dated September 18, 2009 (Filed as Exhibit 10.1).

2.6 (87)	Amendment No. 2 to Agreement and Plan of Merger, by and among the Company, Neurogen Corporation, and Neon Signal, LLC, dated November 2, 2009 (Filed as Exhibit 10.2).

2.7 (85)	Amendment No. 3 to Agreement and Plan of Merger, by and among the Company, Neurogen Corporation, and Neon Signal, LLC, dated November 2, 2009 (Filed as Exhibit 10.2).

2.8 (84)	Certificate of Merger for acquisition of Neurogen Corporation (Filed as Exhibit 2.1).

2.9 (88)	Agreement and Plan of Merger, dated as of October 26, 2009, by and among Ligand Pharmaceuticals Incorporated, Metabasis Therapeutics, Inc., and Moonstone Acquisition, Inc. (Exhibit 10.1)

2.10 (86)	Amendment to Agreement and Plan of Merger, by and among Ligand Pharmaceuticals Incorporated, Metabasis Therapeutics, Inc., Moonstone Acquisition, Inc., and David F. Hale as Stockholders’ Representative, dated November 25, 2009

3.1 (1)	Amended and Restated Certificate of Incorporation of the Company. (Filed as Exhibit 3.2).

Exhibit Number	Description
3.2 (1)	Bylaws of the Company, as amended. (Filed as Exhibit 3.3).

3.3 (2)	Amended Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Company.

3.4 (20)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company dated June 14, 2000.

3.5 (3)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company dated September 30, 2004.

3.6 (31)	Amendment to the Bylaws of the Company dated November 13, 2005. (Filed as Exhibit 3.1).

3.7 (56)	Amendment of Bylaws of the Company dated December 4, 2007. (Filed as Exhibit 3.1).

4.1 (4)	Specimen stock certificate for shares of Common Stock of the Company.

4.2 (24)	Pledge Agreement dated November 26, 2002, between Ligand Pharmaceuticals Incorporated and J.P. Morgan Trust Company, National Association. (Filed as Exhibit 4.5).

4.3 (24)	Control Agreement dated November 26, 2002, among Ligand Pharmaceuticals Incorporated, J.P. Morgan Trust Company, National Association and JP Morgan Chase Bank. (Filed as Exhibit 4.6).

4.4 (44)	2006 Preferred Shares Rights Agreement, by and between Ligand Pharmaceuticals Incorporated and Mellon Investor Services LLC, dated as of October 13, 2006. (Filed as Exhibit 4.1)

10.1 (35)	Second Amendment to Non-Qualified Deferred Compensation Plan.

10.3 (4)	Form of Stock Issuance Agreement.

10.30 (4)	Form of Proprietary Information and Inventions Agreement.

10.33 (4)	License Agreement, dated November 14, 1991, between the Company and Rockefeller University (with certain confidential portions omitted).

10.34 (4)	License Agreement and Bailment, dated July 22, 1991, between the Company and the Regents of the University of California (with certain confidential portions omitted).

10.35 (4)	Agreement, dated May 1, 1991, between the Company and Pfizer Inc (with certain confidential portions omitted).

10.38 (4)	License Agreement, dated January 5, 1990, between the Company and the University of North Carolina at Chapel Hill (with certain confidential portions omitted).

10.41 (4)	License Agreement, dated October 1, 1989, between the Company and Institute Pasteur (with certain confidential portions omitted).

10.46 (4)	Form of Indemnification Agreement between the Company and each of its directors.

10.47 (4)	Form of Indemnification Agreement between the Company and each of its officers.

10.58 (4)	Stock Purchase Agreement, dated September 9, 1992, between the Company and Glaxo, Inc.

10.59 (4)	Research and Development Agreement, dated September 9, 1992, between the Company and Glaxo, Inc. (with certain confidential portions omitted).

10.60 (4)	Stock Transfer Agreement, dated September 30, 1992, between the Company and the Rockefeller University.

10.61 (4)	Stock Transfer Agreement, dated September 30, 1992, between the Company and New York University.

Exhibit Number	Description
10.62 (4)	License Agreement, dated September 30, 1992, between the Company and the Rockefeller University (with certain confidential portions omitted).

10.73 (14)	Supplementary Agreement, dated October 1, 1993, between the Company and Pfizer, Inc. to Agreement, dated May 1, 1991.

10.78 (15)	Research, Development and License Agreement, dated July 6, 1994, between the Company and Abbott Laboratories (with certain confidential portions omitted). (Filed as Exhibit 10.75).

10.83 (15)	Option Agreement, dated September 2, 1994, between the Company and American Home Products Corporation, as represented by its Wyeth-Ayerst Research Division (with certain confidential portions omitted). (Filed as Exhibit 10.80).

10.93 (5)	Indemnity Agreement, dated June 3, 1995, between the Company, Allergan, Inc. and Allergan Ligand Retinoid Therapeutics, Inc.

10.97 (5)	Research, Development and License Agreement, dated December 29, 1994, between SmithKline Beecham Corporation and the Company (with certain confidential portions omitted).

10.98 (5)	Stock and Note Purchase Agreement, dated February 2, 1995, between SmithKline Beecham Corporation, S.R. One, Limited and the Company (with certain confidential portions omitted).

10.140 (18)	Promissory Notes, General Security Agreements and a Credit Terms and Conditions letter dated March 31, 1995, between the Company and Imperial Bank (Filed as Exhibit 10.101).

10.148 (16)	Lease, dated July 6, 1994, between the Company and Chevron/Nexus partnership, First Amendment to lease dated July 6, 1994.

10.150 (6)	Master Lease Agreement, signed May 30, 1996, between the Company and USL Capital Corporation.

10.151 (17)	Settlement Agreement and Mutual Release of all Claims, signed April 20, 1996, between the Company and Pfizer, Inc. (with certain confidential portions omitted).

10.152 (17)	Letter Amendment to Abbott Agreement, dated March 14, 1996, between the Company and Abbott Laboratories (with certain confidential portions omitted).

10.157 (6)	Master Lease Agreement, signed February 13, 1997, between the Company and Lease Management Services.

10.163 (19)	Extension of Master Lease Agreement between Lease Management Services and Ligand Pharmaceuticals dated July 29, 1997.

10.167 (7)	Development and License Agreement, dated November 25, 1997, between the Company and Eli Lilly and Company (with certain confidential portions omitted).

10.168 (7)	Collaboration Agreement, dated November 25, 1997, among the Company, Eli Lilly and Company, and Allergan Ligand Retinoid Therapeutics, Inc. (with certain confidential portions omitted).

10.169 (7)	Option and Wholesale Purchase Agreement, dated November 25, 1997, between the Company and Eli Lilly and Company (with certain confidential portions omitted).

10.171 (7)	First Amendment to Option and Wholesale Purchase Agreement dated February 23, 1998, between the Company and Eli Lilly and Company (with certain confidential portions omitted).

10.172 (7)	Second Amendment to Option and Wholesale Purchase Agreement, dated March 16, 1998, between the Company and Eli Lilly and Company (with certain confidential portions omitted).

Exhibit Number	Description
10.184 (9)	Letter agreement, dated May 11, 1998, by and among the Company, Eli Lilly and Company and Seragen, Inc. (Filed as Exhibit 99.6).

10.185 (1)	Amendment No. 3 to Option and Wholesale Purchase Agreement, dated May 11, 1998, by and between Eli Lilly and Company and the Company. (Filed as Exhibit 10.6).

10.186 (1)	Agreement, dated May 11, 1998, by and among Eli Lilly and Company, the Company and Seragen, Inc. (Filed as Exhibit 10.7).

10.188 (9)	Settlement Agreement, dated May 1, 1998, by and among Seragen, Inc., Seragen Biopharmaceuticals Ltd./Seragen Biopharmaceutique Ltee, Sofinov Societe Financiere D’Innovation Inc., Societe Innovatech Du Grand Montreal, MDS Health Ventures Inc., Canadian Medical Discoveries Fund Inc., Royal Bank Capital Corporation and Health Care and Biotechnology Venture Fund (Filed as Exhibit 99.2).

10.189 (9)	Accord and Satisfaction Agreement, dated May 11, 1998, by and among Seragen, Inc., Seragen Technology, Inc., Trustees of Boston University, Seragen LLC, Marathon Biopharmaceuticals, LLC, United States Surgical Corporation, Leon C. Hirsch, Turi Josefsen, Gerald S.J. and Loretta P. Cassidy, Reed R. Prior, Jean C. Nichols, Elizabeth C. Chen, Robert W. Crane, Shoreline Pacific Institutional Finance, Lehman Brothers Inc., 520 Commonwealth Avenue Real Estate Corp. and 660 Corporation (Filed as Exhibit 99.4).

10.191 (8)	Letter of Agreement dated September 28, 1998 among the Company, Elan Corporation, plc and Elan International Services, Ltd. (with certain confidential portions omitted), (Filed as Exhibit 10.5).

10.198 (10)	Stock Purchase Agreement by and between the Company and Warner-Lambert Company dated September 1, 1999 (with certain confidential portions omitted). (Filed as Exhibit 10.2).

10.200 (10)	Nonexclusive Sublicense Agreement, effective September 8, 1999, by and among Seragen, Inc., Hoffmann-La Roche Inc. and F. Hoffmann-La Roche Ltd. (with certain confidential portions omitted). (Filed as Exhibit 10.4).

10.203 (10)	License Agreement effective June 30, 1999 by and between the Company and X-Ceptor Therapeutics, Inc. (with certain confidential portions omitted). (Filed as Exhibit 10.7).

10.218 (11)	Royalty Stream Purchase Agreement dated as of December 31, 1999 among Seragen, Inc., the Company, Pharmaceutical Partners, L.L.C., Bioventure Investments, Kft, and Pharmaceutical Royalties, LLC. (with certain confidential portions omitted).

10.220 (12)	Research, Development and License Agreement by and between Organon Company and Ligand Pharmaceuticals Incorporated dated February 11, 2000 (with certain confidential portions omitted).

10.224 (13)	Research, Development and License Agreement by and between Bristol Myers Squibb Company and Ligand Pharmaceuticals Incorporated dated May 19, 2000 (with certain confidential portions omitted).

10.230 (20)	Amended and Restated Registration Rights Agreement, dated as of June 29, 2000 among the Company and certain of its investors.

10.242 (21)	First Addendum to Amended and Restated Registration Rights Agreement dated June 29, 2000, effective as of December 20, 2001.

10.244 (22)	Second Addendum to Amended and Restated Registration Rights Agreement dated June 29, 2000, effective as of March 28, 2002.

10.245 (22)	Purchase Agreement, dated March 6, 2002, between the Company and Pharmaceutical Royalties International (Cayman) Ltd.

Exhibit Number	Description
10.246 (23)	Amended and Restated License Agreement Between The Salk Institute for Biological Studies and the Company (with certain confidential portions omitted).

10.247 (23)	Amendment Number 1 to Purchase Agreement, dated July 29, 2002, between the Company and Pharmaceutical Royalties International (Cayman) Ltd.

10.250 (25)	Amended and Restated License and Supply Agreement, dated December 6, 2002, between the Company, Elan Corporation, plc and Elan Management Limited (with certain confidential portions omitted).

10.252 (25)	Amendment Number 1 to Amended and Restated Registration Rights Agreement, dated November 12, 2002, between the Company and Elan Corporation plc and Elan International Services, Ltd.

10.253 (25)	Second Amendment to Purchase Agreement, dated December 19, 2002, between the Company and Pharmaceuticals Royalties International (Cayman) Ltd.

10.254 (25)	Amendment Number 3 to Purchase Agreement, dated December 30, 2002, between the Company and Pharmaceuticals Royalties International (Cayman) Ltd. (with certain confidential portions omitted).

10.255 (25)	Purchase Agreement, dated December 30, 2002, between the Company and Pharmaceuticals Royalties International (Cayman) Ltd. (with certain confidential portions omitted).

10.256 (26)	Co-Promotion Agreement, dated January 1, 2003, by and between the Company and Organon Pharmaceuticals USA Inc. (with certain confidential portions omitted).

10.259 (27)	Amendment No. 2 to Amended and Restated Registration Rights Agreement, dated June 25, 2003.

10.261 (28)	Letter Agreement, dated July 1, 2003, between the Company and Paul V. Maier.

10.264 (29)	Option Agreement Between Investors Trust & Custodial Services (Ireland) Ltd., as Trustee for Royalty Pharma, Royalty Pharma Finance Trust and the Company, dated October 1, 2003 (with certain confidential portions omitted).

10.265 (29)	Amendment to Purchase Agreement Between Royalty Pharma Finance Trust and the Company, dated October 1, 2003 (with certain confidential portions omitted).

10.267 (36)	2002 Stock Incentive Plan (as amended and restated through March 9, 2006).

10.268 (29)	2002 Employee Stock Purchase Plan, dated July 1, 2002 (as amended through June 30, 2003).

10.269 (29)	Form of Stock Option Agreement.

10.270 (29)	Form of Employee Stock Purchase Plan Stock Purchase Agreement.

10.271 (29)	Form of Automatic Stock Option Agreement.

10.272 (29)	Form of Director Fee Stock Option Agreement.

10.273 (30)	Letter Agreement, dated as of February 26, 2004, between the Company and Martin Meglasson.

10.274 (30)	Adoption Agreement for Smith Barney Inc. Execchoice (R) Nonqualified Deferred Compensation Plan.

10.276 (30)	Manufacturing and Packaging Agreement, dated February 13, 2004 between Cardinal Health PTS, LLC and the Company (with certain confidential portions omitted).

10.279 (32)	Form of Distribution, Storage, Data and Inventory Management Services Agreement.

Exhibit Number	Description
10.280 (32)	Amendment Number 1 to the Option Agreement between Investors Trust & Custodial Services (Ireland) Ltd., solely in its capacity as Trustee for Royalty Pharma, Royalty Pharma Finance Trust and Ligand Pharmaceuticals Incorporated dated November 5, 2004.

10.281 (32)	Amendment to Agreement among Ligand Pharmaceuticals Incorporated, Seragen, Inc. and Eli Lilly and Company dated November 8, 2004.

10.282 (32)	Amendment to Purchase Agreement between Royalty Pharma Finance Trust, Ligand Pharmaceuticals Incorporated & Investors Trust and Custodial Services (Ireland) Ltd., solely in its capacity as Trustee of Royalty Pharma dated November 5, 2004.

10.283 (34)	Form of Management Lockup Agreement.

10.287 (36)	Amended and Restated Research, Development and License Agreement dated as of December 1, 2005 between the Company and Wyeth (formerly American Home Products Corporation) (with certain confidential portions omitted).

10.288 (33)	Settlement Agreement dated as of December 2, 2005 by and among Ligand Pharmaceuticals Incorporated and Third Point LLC, Third Point Offshore Fund, Ltd., Third Point Partners LP, Third Point Ultra Ltd., Lyxor/Third Point Fund Ltd., and Third Point Partners Qualified LP. (Filed as Exhibit 10.1).

10.289 (36)	Form of Stock Issuance Agreement for non-employee directors.

10.290 (36)	Form of Amended and Restated Director Fee Stock Option Agreement for 2005 award to Alexander Cross.

10.291 (36)	Form of Amended and Restated Director Fee Stock Option Agreement for 2005 award to Henry Blissenbach, John Groom, Irving Johnson, John Kozarich, Daniel Loeb, Carl Peck, Jeffrey Perry, Brigette Roberts and Michael Rocca.

10.292 (37)	Termination and Return of Rights Agreement between Ligand Pharmaceuticals Incorporated and Organon USA Inc. dated as of January 1, 2006

10.292A (38)	Form of Letter Agreement between the Company and certain of its officers dated as of March 1, 2006 (Filed as Exhibit 10.292).

10.293 (40)	First Amendment to the Manufacturing and Packaging Agreement between Cardinal Health PTS, LLC and Ligand Pharmaceuticals Incorporated (with certain confidential portions omitted).

10.294 (42)	Purchase Agreement, by and between Ligand Pharmaceuticals Incorporated, King Pharmaceuticals, Inc. and King Pharmaceuticals Research and Development, Inc., dated as of September 6, 2006.

10.295 (43)	Contract Sales Force Agreement, by and between Ligand Pharmaceuticals Incorporated and King Pharmaceuticals, Inc. dated as of September 6, 2006.

10.296 (42)	Purchase Agreement, by and among Ligand Pharmaceuticals Incorporated, Seragen, Inc., Eisai Inc. and Eisai Co., Ltd., dated as of September 7, 2006.

10.297 (39)	Separation Agreement dated as of July 31, 2006 by and between the Company and David E. Robinson.

10.298 (47)	Offer letter/employment agreement by and between the Company and Henry F. Blissenbach, dated as of August 1, 2006.

10.299 (41)	Form of Letter Agreement (Change of Control Severance Agreement) by and between the Company and certain officers dated as of August 25, 2006.

Exhibit Number	Description
10.300 (41)	Form of Letter Agreement (Ordinary Severance Agreement) by and between the Company and certain officers dated as of August 25, 2006.

10.301 (53)	Stipulation of Settlement by and among Plaintiffs and Ligand Pharmaceuticals, Inc. et al., In re Ligand Pharmaceuticals Inc. Securities Litigation, United States District Court, District of Southern California, dated as of June 28, 2006, approved by Order dated October 16, 2006.

10.302 (53)	Stipulation of Settlement by and among Plaintiffs and Ligand Pharmaceuticals, Inc. et al., In re Ligand Pharmaceuticals Inc. Derivative Litigation, Superior Court of California, County of San Diego, dated as of September 19, 2006, approved by Order dated October 12, 2006.

10.303 (53)	Loan Agreement by and between Ligand Pharmaceuticals Incorporated and King Pharmaceuticals, 303 Inc. dated as of October 12, 2006.

10.304 (49)	Letter Agreement by and between Ligand and King Pharmaceuticals, Inc. effective as of December 29, 2006.

10.305 (49)	Amendment Number 1 to Purchase Agreement, Contract Sales Force Agreement and Confidentiality Agreement by and between Ligand and King Pharmaceuticals, Inc. effective as of November 30, 2006.

10.306 (46)	Purchase Agreement and Escrow Instructions by and between Nexus Equity VI, LLC, a California Limited Liability Company, and Ligand Pharmaceuticals Incorporated, a Delaware Corporation and Slough Estates USA Inc., a Delaware corporation dated October 25, 2006.

10.307 (48)	Amendment No. 1 to the Stockholders Agreement effective as of December 12, 2006, by and among Ligand Pharmaceutical Incorporated and Third Point LLC, Third Point Offshore Fund, Ltd., Third Point Partners LP, Third Point Ultra Ltd., Lyxor/Third Point Fund Ltd., and Third Point Partners Qualified LP.

10.308 (53)	2006 Employee Severance Plan dated as of October 4, 2006.

10.309 (53)	Form of Letter Agreement regarding Change of Control Severance Benefits between the Company and its officers.

10.310 (45)	Form of Letter Agreement by and between the Company and Tod G. Mertes dated as of October 19, 2006.

10.311 (49)	Letter Agreement by and between the Company and John L. Higgins dated as of January 10, 2007.

10.312 (51)	Amendment Number 2 to Purchase Agreement, by and between the Company and King Pharmaceuticals, Inc. effective as of February 26, 2007.

10.313 (52)	Indemnity Fund Agreement.

10.314 (54)	Letter Agreement by and between the Company and John P. Sharp dated as of March 30, 2007. (Filed as Exhibit 10.1).

10.315 (55)	Form of Executive Officer Change in Control Severance Agreement. (Filed as Exhibit 10.1).

10.316 (56)	Third Amendment to the Company’s Nonqualified Deferred Compensation Plan effective as of December 4, 2007. (Filed as Exhibit 10.1).

10.317 (57)	Sublease Agreement between the Company and eBIOSCIENCE, INC., effective as of December 13, 2007. (Filed as Exhibit 10.1).

10.318 (59)	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under the Company’s 2002 Stock Incentive Plan. (Filed as Exhibit 10.318).

Exhibit Number	Description
10.319 (59)	Form of Amendment to Restricted Stock Agreement for executive officers other than Chief Executive Officer. (Filed as Exhibit 10.319).

10.320 (59)	Amendment to Restricted Stock Agreement between the Company and John L. Higgins. (Filed as Exhibit 10.320).

10.321 (60)	Tax Sharing and Indemnification Agreement between Pharmacopeia, Inc. and Pharmacopeia, Inc., dated April 30, 2004 (Filed as Exhibit 10.2).

10.322 (61)	Pharmacopeia Drug Discovery, Inc. Amended and Restated 2004 Stock Incentive Plan. (Filed as Appendix A).

10.323(78)	Pharmacopeia, Inc. 2000 Stock Option Plan.

10.324(78)	Collaboration and License Agreement, dated as of July 9, 2003 and effective August 8, 2003, between Pharmacopeia, Inc. and Schering-Plough Ltd. (with certain confidential portions omitted).

10.325(78)	Collaboration and License Agreement, dated as of July 9, 2003 and effective August 8, 2003, between Pharmacopeia, Inc. and Schering Corporation (with certain confidential portions omitted).

10.326 (62)	Amendment No. 1, dated July 27, 2006, to the Collaboration and License Agreements, effective as of July 9, 2003, between (i) Pharmacopeia, Inc. and Schering Corporation and (ii) Pharmacopeia, Inc. and Schering-Plough Ltd. (Filed as Exhibit 10.1).

10.327(78)	Lease, dated August 20, 2003, between Pharmacopeia, Inc. and Eastpark at 8A (Building 1000).

10.328 (63)	Amendment to Lease, dated September 10, 2007, between Eastpark at 8A and Pharmacopeia, Inc. (Building 1000). (Filed as Exhibit 10.1).

10.329(78)	Lease, dated August 20, 2003, between Pharmacopeia, Inc. and Eastpark at 8A (Building 3000).

10.330 (63)	Amendment to Lease, dated April 18, 2007, between Eastpark at 8A and Pharmacopeia, Inc. (Building 3000). (Filed as Exhibit 10.2).

10.331 (64)	Product Development and Commercialization Agreement among SmithKlineBeecham Corporation, doing business as GlaxoSmithKline, Glaxo Group Limited and Pharmacopeia, Inc., dated as of March 24, 2006 (Filed as Exhibit 10.1).

10.332 (65)	Amendment No. 1, dated August 10, 2006, to the Product Development and Commercialization Agreement among the Company, SmithKlineBeecham Corporation, doing business as GlaxoSmithKline, and Glaxo Group Limited. (Filed as Exhibit 10.2).

10.333 (66)	License Agreement, dated as of March 27, 2006, between Pharmacopeia, Inc. and Bristol-Myers Squibb Company (Filed as Exhibit 10.2).

10.334 (67)	Collaboration and License Agreement between Pharmacopeia, Inc. and Cephalon, Inc., dated May 18, 2006. (Filed as Exhibit 10.1).

10.335 (68)	License Agreement, amended and restated as of July 1, 2003, among The Trustees of Columbia University in the City of New York, Cold Spring Harbor Laboratory and Pharmacopeia, Inc. (Filed as Exhibit 10.2).

10.336 (69)	Form of Purchase Agreement dated July 27, 2005 between Pharmacopeia, Inc. and the Purchasers set forth therein. (Filed as Exhibit 10.1).

10.337 (70)	Form of Indemnity Agreement between Pharmacopeia, Inc. and its directors and executive officers. (Filed as Exhibit 3.3).

Exhibit Number	Description
10.338 (71)	Research and License Agreement, dated December 22, 2006, between Pharmacopeia, Inc. and Wyeth (Filed as Exhibit 10.43).

10.339 (72)	Master Security Agreement, dated December 26, 2006, between Oxford Finance Corporation and Pharmacopeia, Inc. (Filed as Exhibit 10.1)

10.340 (73)	Collaboration and License Agreement, amended and restated effective as of February 8, 2007, between Pharmacopeia, Inc. and N.V. Organon. (Filed as Exhibit 10.1).

10.341 (74)	License Agreement, dated October 11, 2007, between Bristol-Myers Squibb Company and Pharmacopeia, Inc. (Filed as Exhibit 10.45).

10.342 (75)	Discovery Collaboration Agreement, dated October 11, 2007, between Bristol-Myers Squibb Company and Pharmacopeia, Inc. (Filed as Exhibit 10.46).

10.343 (76)	Separation Agreement and General Release, dated May 8, 2008, between Pharmacopeia, Inc. and Leslie Johnston Browne, Ph.D. (Filed as Exhibit 10.1).

10.343 (60)	Contingent Value Rights Agreement, dated December 23, 2008, among the Company, Pharmacopeia, Inc. and Mellon Investor Services LLC. (Filed as Exhibit 10.1).

10.344 (59)	Amended and Restated Severance Plan, dated December 20, 2008, of the Company. (Filed as Exhibit 10.2).

10.345 (77)	Settlement Agreement and Mutual Release of all Claims, by and between the Company and The Salk Institute for Biological Studies, dated as of September 2, 2008 (Filed as Exhibit 10.316).

10.346 (78)	License Agreement, dated of December 17, 2008, between the Company and SmithKline Beecham Corporation, doing business as GlaxoSmithKline (with certain confidential portions omitted) (Filed as Exhibit 10.346)..

10.347 (79)	Settlement Agreement and Mutual Release, by and between the Company and The Rockefeller University, dated as of February 11, 2009 (Filed as Exhibit 10.318).

10.348 (79)	Research and License Agreement, by and between the Company and Trevena, Inc., dated as of February 5, 2009 (Filed as Exhibit 10.319).

10.349 (79)	Separation Agreement by and between the Company and Zofia Dziewanowska, by and between the Company and Dr. Dziewanowska, dated as of March 27, 2009 (Filed as Exhibit 10.320).

10.350 (80)	Exclusive Patent License Agreement, by and between Glycomed, Inc., a wholly owned subsidiary of the Company and ParinGenix Inc, dated as of June 18, 2009 (Filed as Exhibit 10.321).

10.351 (80)	Amended and Restated Director Compensation and Stock Ownership Policy, effective as of April 16, 2009 (Filed as Exhibit 10.322).

10.352 (81)	Research Collaboration Termination Agreement, between the Company and N.V. Organon, dated as of July 29, 2009 (Filed as Exhibit 10.323).

10.353 (82)	Lease, between the Company and HCP TPSP, LLC, dated August 7, 2009 (Filed as Exhibit 10.321).

10.354 (82)	Lease Termination Agreement, between the Company and TPSC IX, LLC, dated August 7, 2009 (Filed as Exhibit 10.322).

10.359 (83)	Form of Voting Agreement, entered into with the Company by each of Warburg Pincus Private Equity VIII, L.P., Stephen R. Davis, Julian C. Baker, Baker/Tisch Investments, L.P., Baker Bros. Investments, L.P., Baker Bros. Investments II, L.P., Baker Biotech Fund I, L.P., Baker Brothers Life Sciences, L.P. and FBB Associates, dated August 23, 2009 (as to first two persons) or August 22, 2009 (as to last seven persons) (Filed as Exhibit 10.6).

Exhibit Number	Description
10.355 (84)	Aplindore Contingent Value Rights Agreement (Filed as Exhibit 10.2).

10.356 (84)	H3 Contingent Value Rights Agreement (Filed as Exhibit 10.3).

10.357 (84)	Merck Contingent Value Rights Agreement (Filed as Exhibit 10.4).

10.358 (84)	Real Estate Contingent Value Rights Agreement (Filed as Exhibit 10.5).

10.360 (81)	Amendment No. 2 to Product Development and Commercialization Agreement, by and among SmithKline Beecham Corporation, doing business as GlaxoSmithKline, Glaxo Group Limited, and Pharmacopeia, LLC, a wholly owned subsidiary of the Company, filed herewith (Filed as Exhibit 10.331).

10.361	Amendment to Discovery Collaboration Agreement between the Company and Bristol-Myers Squibb Company dated December 9, 2009.

10.362 (89)	Collaborative Research Agreement and License and Royalty Agreement between Neurogen Corporation and Pfizer Inc, dated as of January 1, 1992 (Filed as Exhibit 10.35) (File No. 000-18311).

10.363 (90)	Collaborative Research Agreement and License and Royalty Agreement between Neurogen Corporation and Pfizer Inc, dated as of July 1, 1994 (Filed as Exhibit 10.1) (File No. 000-18311).

10.364 (90)	Stock Purchase Agreement between Neurogen Corporation and Pfizer dated as of July 1, 1994 (Filed as Exhibit 10.2) (File No. 000-18311).

10.365 (91)	Collaboration and License Agreement and Screening Agreement between Neurogen Corporation and Schering-Plough Corporation (Filed as Exhibit 10.1) (File No. 000-18311).

10.366 (92)	Collaborative Research Agreement between Neurogen Corporation and Pfizer dated as of November 1, 1995 (Filed as Exhibit 10.1) (File No. 000-18311).

10.367 (92)	Development and Commercialization Agreement between Neurogen Corporation and Pfizer dated as of November 1, 1995 (Filed as Exhibit 10.2) (File No. 000-18311).

10.368 (92)	Stock Purchase Agreement between Neurogen Corporation and Pfizer dated as of November 1, 1995 (Filed as Exhibit 10.3) (File No. 000-18311).

10.369 (93)	Stock Purchase Agreement dated as of November 25, 1996 between American Home Products Corporation, acting through its Wyeth-Ayerst Laboratories Division, and Neurogen Corporation (Filed as Exhibit 10.1) (File No. 000-18311).

10.370 (94)	Technology agreement between Neurogen Corporation and Pfizer Inc, dated as of June 15, 1999 (Filed as Exhibit 10.27) (File No. 000-18311).

10.371 (95)	Collaboration and License Agreement dated as of December 11, 2001 between Neurogen Corporation and Aventis Pharmaceuticals Inc. (Filed as Exhibit 10.35) (File No. 000-18311).

10.371 (96)	Collaboration and License Agreement dated as of November 24, 2003 between Neurogen Corporation and Merck Sharp & Dohme Limited (Filed as Exhibit 10.43) (File No. 000-18311).

10.373 (96)	Stock Purchase Agreement dated as of November 24, 2003 between Neurogen Corporation and Merck Sharp & Dohme Limited (Filed as Exhibit 10.43) (File No. 000-18311).

10.374 (97)	Amended and Restated Employment Agreement between Neurogen Corporation and Stephen R. Davis dated as of May 8, 2007 (Filed as Exhibit 10.1) (File No. 000-18311).

10.375 (98)	Employment Contract between Neurogen Corporation and Thomas A. Pitler dated as of March 30, 2009 (Filed as Exhibit 10.54) (File No. 000-18311).

Exhibit Number	Description
10.376 (98)	Employment Contract between Neurogen Corporation and Kenneth Sprenger dated as of March 30, 2009 (Filed as Exhibit 10.55) (File No. 000-18311).

10.377 (98)	Employment Contract between Neurogen Corporation and George Maynard dated as of March 30, 2009 (Filed as Exhibit 10.56) (File No. 000-18311).

14.1 (29)	Code of Business Conduct and Ethics.

21.1	Subsidiaries of Registrant.

23.1	Consent of independent registered public accounting firm-Grant Thornton LLP

23.2	Consent of independent registered public accounting firm-BDO Seidman, LLP

24.1	Power of Attorney (See page 121).

31.1	Certification by Principal Executive Officer, Pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer, Pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Registration Statement on Form S-4 (No. 333-58823) filed on July 9, 1998.
(2)	This exhibit was previously filed as part of and is hereby incorporated by reference to same numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 1999.
(3)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004.
(4)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Registration Statement on Form S-1 (No. 33-47257) filed on April 16, 1992 as amended.
(5)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Registration Statement on Form S-1/S-3 (No. 33-87598 and 33-87600) filed on December 20, 1994, as amended.
(6)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Annual Report on Form 10-K for the period ended December 31, 1996.
(7)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Annual Report on Form 10-K for the period ended December 31, 1997.
(8)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 1998.
(9)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Current Report on Form 8-K of Seragen, Inc. filed on May 15, 1998.
(10)	This exhibit was previously filed as part of and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 1999.
(11)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Annual Report on Form 10-K for the period ended December 31, 1999.
(12)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2000.
(13)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2000.

(14)	This exhibit was previously filed as part of, and are hereby incorporated by reference to the same numbered exhibit filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 1993.
(15)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 1994.
(16)	This exhibit was previously filed, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 1995.
(17)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Quarterly report on Form 10-Q for the period ended June 30, 1996.
(18)	This exhibit was previously filed as part of, and are hereby incorporated by reference to the same numbered exhibit filed with the Company’s Quarterly report on Form 10-Q for the period ended September 30, 1995.
(19)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1997.
(20)	This exhibit was previously filed as part of, and are hereby incorporated by reference to the same numbered exhibit filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.
(21)	This exhibit was previously filed as part of, and are hereby incorporated by reference to the same numbered exhibit filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.
(22)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2002.
(23)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002.
(24)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Registration Statement on Form S-3 (No. 333-102483) filed on January 13, 2003, as amended.
(25)	This exhibit was previously filed as part of, and are hereby incorporated by reference to the same numbered exhibit filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.
(26)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2003.
(27)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2003.
(28)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2003.
(29)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.
(30)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2004.
(31)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on November 14, 2005.
(32)	This exhibit was previously filed as part of, and are hereby incorporated by reference to the same numbered exhibit filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
(33)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on December 5, 2005.
(34)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2005.
(35)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Current Report on Form 8-K filed on December 14, 2005.
(36)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Registration Statement on Form S-1 (no. 333-131029) filed on January 13, 2006 as amended.
(37)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with an Amendment to the Company’s Registration Statement on Form S-1 (No. 333-1031029) filed on February 10, 2006.

(38)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2006.
(39)	This exhibit was previously filed as part of, and is being incorporated by reference to the numbered exhibit filed with the Company’s Current Report Form 8-K filed on August 4, 2006.
(40)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2006.
(41)	This exhibit was previously filed as part of, and is being incorporated by reference to the numbered exhibit filed with the Company’s Current Report Form 8-K filed on August 30, 2006.
(42)	This exhibit was previously filed as part of, and is being incorporated by reference to the numbered exhibit filed with the Company’s Current Report Form 8-K filed on September 11, 2006.
(43)	This exhibit was previously filed as part of, and is being incorporated by reference to the numbered exhibit filed with the Company’s Current Report Form 8-K filed on September 12, 2006.
(44)	This exhibit was previously filed as part of, and is being incorporated by reference to the numbered exhibit filed with the Company’s Current Report Form 8-K filed on October 17, 2006.
(45)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on October 20, 2006.
(46)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on October 31, 2006.
(47)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2006.
(48)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on December 14, 2006.
(49)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on January 5, 2007.
(50)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on January 16, 2007.
(51)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on February 28, 2007.
(52)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on March 5, 2007.
(53)	This exhibit was previously filed as part of, and are hereby incorporated by reference to the same numbered exhibit filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
(54)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on May 4, 2007.
(55)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on August 22, 2007.
(56)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on December 6, 2007.
(57)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on December 19, 2007.
(58)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on September 26, 2008.
(59)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Annual Report on Form 10-K for the period ended December 31, 2007.
(60)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Pharmacopeia, Inc.’s Current Report on Form 8-K filed on May 3, 2004.
(61)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered appendix filed with the Pharmacopeia, Inc.’s Form DEF 14A filed on March 26, 2007.
(62)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Pharmacopeia, Inc.’s Current Report on Form 8-K filed on August 2, 2006.

(63)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Pharmacopeia, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2007.
(64)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Pharmacopeia, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2006.
(65)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Pharmacopeia, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2006.
(66)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Pharmacopeia, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2006.
(67)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Pharmacopeia, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2006.
(68)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Pharmacopeia, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2005.
(69)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Pharmacopeia, Inc.’s Current Report on Form 8-K filed on August 2, 2005.
(70)	This exhibit was previously filed as part of, and is hereby incorporated by reference to numbered exhibit filed with the Pharmacopeia, Inc.’s Registration Statement on Form 10 (Reg. No. 000-50523).
(71)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Pharmacopeia, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2006.
(72)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Pharmacopeia Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2006.
(73)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Pharmacopeia, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2007.
(74)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Pharmacopeia, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007.
(75)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Pharmacopeia, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007.
(76)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Pharmacopeia, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2008.
(77)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Pharmacopeia, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2008.
(78)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Annual Report on Form 10-K for the period ended December 31, 2008.
(79)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2009.
(80)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2009.
(81)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2009.

(82)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on August 11, 2009.
(83)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on August 24, 2009.
(84)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on December 24, 2009.
(85)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on December 17, 2009.
(86)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on December 1, 2009.
(87)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on November 6, 2009.
(88)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on October 28, 2009.
(89)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with Neurogen Corporation’s Annual Report on Form 10-K for the period ended December 31, 1991.
(90)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with Neurogen Corporation’s Quarterly Report on Form 10-Q for the period ended June 30, 1994.
(91)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with Neurogen Corporation’s Current Report on Form 8-K filed on July 28, 1995.
(92)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with Neurogen Corporation’s Current Report on Form 8-K filed on November 1, 1995.
(93)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with Neurogen Corporation’s Current Report on Form 8-K filed on March 31, 1997.
(94)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with Neurogen Corporation’s Quarterly Report on Form 10-Q for the period ended June 30, 1999
(95)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with Neurogen Corporation’s Annual Report on Form 10-K for the period ended December 31, 2001.
(96)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with Neurogen Corporation’s Annual Report on Form 10-K for the period ended December 31, 2003.
(97)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with Neurogen Corporation’s Quarterly Report on Form 10-Q for the period ended March 31, 2007.
(98)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with Neurogen Corporation’s Annual Report on Form 10-K for the period ended March 31, 2009.

(4)(d) Financial Statement Schedule

Schedules not included herein have been omitted because they are not applicable or the required information is in the consolidated financial statements or notes thereto.

Schedule II—Valuation and Qualifying Accounts (in thousands)

	Balance at Beginning of Period	Charges	Deductions	Other	Balance at End of Period
December 31, 2009:
Allowance for doubtful accounts and cash discounts	$200	$—	$—	$—	$200

December 31, 2008:
Allowance for doubtful accounts and cash discounts	$200	$—	$—	$—	$200

December 31, 2007:
Allowance for doubtful accounts and cash discounts	$530	$569	$899	$—	$200

(A)	This reserve was adjusted in connection with the accounting for the sale of the AVINZA Product Line on February 26, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIGAND PHARMACEUTICALS INCORPORATED

By:	/s/ JOHN L. HIGGINS
John L. Higgins,
President and Chief Executive Officer

Date: March 3, 2010

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

Signature	Title	Date

/s/ JOHN L. HIGGINS John L. Higgins	President, Chief Executive Officer and Director (Principal Executive Officer)	March 3, 2010

/s/ JOHN P. SHARP John P. Sharp	Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	March 3, 2010

/s/ JASON M. ARYEH Jason M. Aryeh	Director	March 3, 2010

/s/ STEVEN J. BURAKOFF Steven J. Burakoff	Director	March 3, 2010

/s/ TODD C. DAVIS Todd C. Davis	Director	March 3, 2010

/s/ DAVID M. KNOTT David M. Knott	Director	March 3, 2010

/s/ JOHN W. KOZARICH John W. Kozarich	Director	March 3, 2010

/s/ STEPHEN L. SABBA Stephen L. Sabba	Director	March 3, 2010