Form 10-Q
period 2010-03-31
LIGAND PHARMACEUTICALS INC
filed 2010-05-05
CIK 886163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One

☒ Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period From                      to                     .

Commission File Number: 001-33093

LIGAND PHARMACEUTICALS INCORPORATED

(Exact name of registrant as specified in its charter)

Delaware	77-0160744
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11085 Torrey Pines Road La Jolla, CA	92037
(Address of principal executive offices)	(Zip Code)

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

Yes  ☐    No  ☒

As of April 26, 2010, the registrant had 117,579,148 shares of common stock outstanding.

LIGAND PHARMACEUTICALS INCORPORATED

QUARTERLY REPORT

FORM 10-Q

*	No information provided due to inapplicability of item.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

LIGAND PHARMACEUTICALS INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share data)

	March 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$4,044	$16,032
Short-term investments	35,012	37,200
Accounts receivable, net	298	618
Assets held for sale	—	3,170
Other current assets	1,317	1,364
Current portion of co-promote termination payments receivable	9,716	9,782

Total current assets	50,387	68,166
Restricted cash and investments	1,341	1,462
Property and equipment, net	7,772	8,522
Goodwill and other identifiable intangible assets	14,458	2,515
Long-term portion of co-promote termination payments receivable	29,057	30,993
Deferred income taxes	25,068	25,068
Other assets	5,537	5,081

Total assets	$133,620	$141,807

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$14,519	$16,945
Accrued liabilities	5,581	9,375
Payable to Neurogen stockholders	—	3,770
Allowances for loss on returns, rebates and chargebacks related to discontinued operations	19	31
Accrued litigation settlement costs	1,000	1,000
Current portion of deferred gain	1,702	1,702
Current portion of co-promote termination liability	9,716	9,782
Current portion of lease termination payments	4,493	4,487
Current portion of equipment financing obligations	81	91
Current portion of deferred revenue	4,323	4,989

Total current liabilities	41,434	52,172
Long-term portion of co-promote termination liability	29,057	30,993
Long-term portion of deferred revenue, net	2,546	3,495
Long-term portion of deferred gain	1,277	1,702
Long-term portion of lease termination payments	5,284	5,281
Income tax payable	28,378	28,108
Other long-term liabilities	15,155	7,968

Total liabilities	123,131	129,719

Commitments and contingencies
Common stock subject to conditional redemption; 674,230 shares issued and outstanding at March 31, 2010 and December 31, 2009	8,344	8,344

Stockholders’ equity (deficit):
Convertible preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 124,187,053 and 123,269,008 shares issued at March 31, 2010 and December 31, 2009, respectively	123	123
Additional paid-in capital	727,465	726,816
Accumulated other comprehensive income	1,021	513
Accumulated deficit	(684,330)	(681,574)
Treasury stock, at cost; 6,607,905 shares at March 31, 2010 and December 31, 2009	(42,134)	(42,134)

Total stockholders’ equity (deficit)	2,145	3,744

	$133,620	$141,807

See accompanying notes.

LIGAND PHARMACEUTICALS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except share data)

	Three Months Ended March 31,
	2010	2009
Revenues:
Royalties	$1,962	$2,730
Collaborative research and development and other revenues	3,996	6,740

Total revenues	5,958	9,470

Operating costs and expenses:
Research and development	7,362	10,462
General and administrative	3,048	6,817

Total operating costs and expenses	10,410	17,279

Accretion of deferred gain on sale leaseback	(426)	(491)

Loss from operations	(4,026)	(7,318)

Other income (expense):
Interest income	210	139
Interest expense	(18)	(194)
Other, net	1,119	(109)

Total other income (expense), net	1,311	(164)

Loss before income taxes	(2,715)	(7,482)
Income tax expense	274	—

Loss from continuing operations	(2,989)	(7,482)

Discontinued operations:
Gain on sale of AVINZA Product Line before income tax benefit	9	2,131
Gain on sale of Oncology Product Line before income tax benefit	230	235
Income tax benefit on discontinued operations	—	—

Discontinued operations	239	2,366

Net loss:	$(2,750)	$(5,116)

Basic and diluted per share amounts:
Loss from continuing operations	$(0.02)	$(0.07)
Discontinued operations	0.00	0.02

Net loss	$(0.02)	$(0.05)

Weighted average number of common shares	117,457,241	113,118,073

See accompanying notes.

LIGAND PHARMACEUTICALS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	For the three months ended March 31,
	2010	2009
Operating activities
Net loss	$(2,750)	$(5,116)
Less: gain from discontinued operations	239	2,366

Loss from continuing operations	(2,989)	(7,482)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of deferred gain on sale leaseback	(425)	(491)
Change in estimated fair value of contingent value rights	(552)	—
Impairment and amortization of acquired intangible assets	—	162
Depreciation and amortization of property and equipment	745	819
Non-cash lease costs	(47)	262
Gain on asset write-offs	(26)	(3)
Realized loss (gain) on investment	(691)	88
Stock-based compensation	624	820
Other	37	19
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable, net	320	(2,715)
Other current assets	47	802
Other long term assets	(456)	(202)
Accounts payable and accrued liabilities	(9,810)	(12,497)
Other liabilities	(1,300)	(174)
Deferred revenue	(1,615)	(2,214)

Net cash used in operating activities of continuing operations	(16,138)	(22,806)
Net cash provided by (used in) operating activities of discontinued operations	262	(1,315)

Net cash used in operating activities	(15,876)	(24,121)
Investing activities
Purchases of property and equipment	(56)	(214)
Proceeds from sale of property and equipment and building	3,259	15
Acquisition of Metabasis, net of cash acquired	(2,834)	—
Purchases of short-term investments	(31,861)	(11,257)
Proceeds from sale of short-term investments	34,743	15,400
Other, net	629	(71)

Net cash provide by (used in) investing activities of continuing operations	3,880	3,873
Net cash provided by investing activities of discontinued operations	—	—

Net cash provided by (used in) investing activities	3,880	3,873
Financing activities
Principal payments on equipment financing obligations	(10)	(163)
Repayment of debt	—	(3,443)
Net proceeds from issuance of common stock	18	21

Net cash used in financing activities	8	(3,585)

Net decrease in cash and cash equivalents	(11,988)	(23,833)
Cash and cash equivalents at beginning of period	16,032	28,753

Cash and cash equivalents at end of period	$4,044	$4,920

See accompanying notes.

LIGAND PHARMACEUTICALS INCORPORATED

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

The accompanying condensed consolidated financial statements of Ligand Pharmaceuticals Incorporated (the “Company” or “Ligand”) were prepared in accordance with instructions for this Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 and, therefore, do not include all information necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the condensed consolidated financial statements, have been included. The results of operations and cash flows for the three months ended March 31, 2010 and 2009 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other future period. These statements should be read in conjunction with the consolidated financial statements and related notes, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

The Company’s and its partners’ products are in various stages of development. Potential products that are at early stages of development may not reach the market for a number of reasons. Prior to generating revenues from these products, the Company or its collaborative partners must complete the development of the products in the human health care market. No assurance can be given that: (1) product development efforts will be successful, (2) required regulatory approvals for any indication will be obtained, (3) any products, if introduced, will be capable of being produced in commercial quantities at reasonable costs, or (4) patient and physician acceptance of these products will be achieved. The Company faces risks common to companies whose products are in various stages of development. These risks include, among others, the Company’s need for additional financing to complete its research and development programs and commercialize its technologies. The Company has incurred significant losses since its inception. At March 31, 2010, the Company’s accumulated deficit was $684.3 million. Management expects that the Company will continue to incur substantial research and development expenses. As further discussed in Note 2, the Company sold its oncology product line (“Oncology”) on October 25, 2006 and its AVINZA product line (“AVINZA”) on February 26, 2007. The operating results for Oncology and AVINZA have been presented in the accompanying condensed consolidated financial statements as “Discontinued Operations.”

Principles of Consolidation

The condensed consolidated financial statements include the Company’s wholly owned subsidiaries, Ligand Pharmaceuticals International, Inc., Seragen, Inc. (“Seragen”), Nexus Equity VI LLC (“Nexus”), Pharmacopeia, LLC, Neurogen Corporation and Metabasis Therapeutics, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Income (Loss) Per Share

Basic earnings per share is calculated by dividing net income or loss by the weighted average number of common shares and vested restricted stock units outstanding. Diluted earnings per share is computed by dividing net income or loss by the weighted average number of common shares and vested restricted stock units outstanding and the weighted average number of dilutive common stock equivalents, including stock options and non-vested restricted stock units. Common stock equivalents are only included in the diluted earnings per share calculation when their effect is dilutive. For the three months ended March 31, 2010 and 2009, no potential common shares are included in the computation of any diluted per share amounts, including income (loss) per share from discontinued operations and net loss per share, as the Company reported a loss from continuing operations. Potential common shares, the shares that would be issued upon the exercise of outstanding stock options and warrants and the vesting of restricted shares that would be excluded from the computation of diluted loss per share, were 7.1 million and 5.8 million at March 31, 2010 and 2009, respectively.

Guarantees and Indemnifications

Under its amended and restated bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer’s or director’s serving in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has a directors and officers liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, management believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of March 31, 2010 and December 31, 2009.

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

Revenue from milestones is recognized when earned, as evidenced by written acknowledgement from the collaborator, provided that (i) the milestone event is substantive, its achievability was not reasonably assured at the inception of the agreement, and the Company has no further performance obligations relating to that event, and (ii) collectability is reasonably assured. If these criteria are not met, the milestone payment is recognized over the remaining period of the Company’s performance obligations under the arrangement.

Income Taxes

The Company recognizes liabilities or assets for the deferred tax consequences of temporary differences between the tax bases of assets or liabilities and their reported amounts in the financial statements. These temporary differences will result in taxable or deductible amounts in future years when the reported amounts of the assets or liabilities are recovered or settled. A valuation allowance is established when management determines that it is more likely than not that all or a portion of a deferred tax asset will not be realized. Management evaluates the realizability of its net deferred tax assets on a quarterly basis and valuation allowances are provided, as necessary. During this evaluation, management reviews its forecasts of income in conjunction with other positive and negative evidence surrounding the realizability of its deferred tax assets to determine if a valuation allowance is required. Adjustments to the valuation allowance will increase or decrease the Company’s income tax provision or benefit. Management also applies the relevant guidance to determine the amount of income tax expense or benefit to be allocated among continuing operations, discontinued operations, and items charged or credited directly to stockholders’ equity (deficit). The Company recorded income tax expense of $0.3 million for the three months ended March 31, 2010 related to estimated interest on a proposed underpayment of tax.

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

Accounting for Stock-Based Compensation

Stock-based compensation expense for awards to employees and non-employee directors is recognized on a straight-line basis over the vesting period until the last tranche vests. Compensation cost for consultant awards is recognized over each separate tranche’s vesting period. The Company recognized compensation expense of $0.6 million and $0.8 million for the three months ended March 31, 2010 and 2009, respectively. The compensation expense related to share-based compensation arrangements is recorded as components of research and development expenses ($0.3 million and $0.4 million) and general and administrative expenses ($0.3 million and $0.4 million) for the three months ended March 31, 2010 and 2009, respectively.

The fair-value for options that were awarded to employees and directors was estimated at the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2010	2009
Risk-free interest rate	2.7%	2.0%
Dividend yield	—	—
Expected volatility	73%	74%
Expected term	6.1 years	6.0 years

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

Stock Option Activity

The following is a summary of the Company’s stock option plan activity and related information:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2009	4,011,477	$5.02
Granted	1,286,850	1.66
Exercised	—	—
Forfeited	(39,947)	2.20
Cancelled	(310,847)	10.11

Balance at March 31, 2010	4,947,533	$3.85	8.06	$109

Exercisable at March 31, 2010	2,023,496	$5.68	6.61	$6
Options expected to vest as of March 31, 2010	4,551,801	$3.94	7.99	$97

The weighted-average grant-date fair value of all stock options granted during the three months ended March 31, 2010 was $1.09 per share. There were no options exercised during the three months ended March 31, 2010. As of March 31, 2010, there was $5.2 million of total unrecognized compensation cost related to nonvested stock options. That cost is expected to be recognized over a weighted-average period of 3.1 years.

As of March 31, 2010, 7.2 million shares were available for future option grants or direct issuance under the 2002 Plan.

Restricted Stock Activity

Restricted stock activity for the three months ended March 31, 2010 is as follows:

	Shares	Weighted- Average Grant Date Stock Price
Nonvested at December 31, 2009	574,287	$3.29
Granted	251,860	1.66
Vested	(263,815)	3.38
Forfeited	(9,933)	2.69

Nonvested at March 31, 2010	552,399	$2.51

The weighted-average grant-date fair value of restricted stock granted during the three months ended March 31, 2010 was $1.66 per share. As of March 31, 2010, there was $1.1 million of total unrecognized compensation cost related to nonvested restricted stock. That cost is expected to be recognized over a weighted-average period of 2.2 years.

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

The Amended ESPP allows employees to purchase a limited amount of common stock at the end of each six month period at a price equal to 85% of the lesser of fair market value on either the start date of the period or the last trading day of the period (the “Lookback Provision”). The 15% discount and the Lookback Provision make the Amended ESPP compensatory. There were no shares of common stock issued under the Amended ESPP during the three months ended March 31, 2010, and the Company recorded compensation expense of $22,000. There were 9,140 shares of common stock issued under the Amended ESPP during the three months ended March 31, 2009, resulting in a compensation expense of $6,000. As of March 31, 2010, 712,731 shares were available for future purchases under the Amended ESPP.

Warrants

As of March 31, 2010, warrants to purchase 867,637 shares of the Company’s common stock were outstanding with an exercise price of $8.59 per share and an expiration date of April 2012, and warrants to purchase 105,554 shares of the Company’s common stock were outstanding with an exercise price of $9.47 per share and an expiration date of March 2011. The two series of warrants were assumed in the acquisition of Pharmacopeia, Inc.

As of March 31, 2010, 981,411 warrants with an exercise price of $29.90 per warrant and an expiration date of April 2013 were outstanding to purchase an aggregate of 776,160 shares of the Company’s common stock. If exercised, these warrants are also entitled to receive $0.1 million in cash and 981,411 of each of the Company’s four contingent value rights issued to Neurogen shareholders in December 2009. The series of warrants was assumed in the acquisition of Neurogen Corporation.

Cash, Cash Equivalents and Short-term Investments

Cash and cash equivalents consist of cash and highly liquid securities with maturities at the date of acquisition of three months or less. The following table summarizes the various investment categories at March 31, 2010 and December 31, 2009 (in thousands):

	Cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
March 31, 2010
U.S. government securities	$12,960	$126	$(71)	$13,015
Certificates of deposit	9,159	88	—	9,247
Corporate obligations	11,737	1,166	(153)	12,750

	33,856	1,380	(224)	35,012
Certificates of deposit—restricted	1,341	—	—	1,341

	$35,197	$1,380	$(224)	$36,353

December 31, 2009

U.S. government securities	$19,118	$51	$(95)	$19,074
Certificates of deposit	5,784	2	(2)	5,784
Corporate obligations	11,866	486	(10)	12,342

	36,768	539	(107)	37,200
Certificates of deposit—restricted	1,341	—	—	1,341

	$38,109	$539	$(107)	$38,541

In July 2007, the Company purchased $5.0 million of commercial paper issued by Golden Key Ltd. The investment was highly-rated and within the Company’s investment policy at the time of purchase, but during the third quarter of 2007, large credit rating agencies downgraded the quality of this security. In addition, as a result of not meeting certain liquidity covenants, the assets of Golden Key Ltd. were assigned to a trustee who established a committee of the largest senior credit holders to determine the next steps. Subsequently, Golden Key Ltd. defaulted on its obligation to settle the security on the stated maturity date of October 10, 2007. Based on available information, management estimated that it would be able to recover approximately $2.5 million and $1.9 million of this investment as of March 31, 2010 and December 31, 2009, respectively. As a result of ongoing volatility in the liquidity of the capital markets, the Company may be exposed to additional impairment for this investment until it is fully recovered or disposed of.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash equivalents and investments.

The Company invests its excess cash principally in United States government debt securities, investment grade corporate debt securities and certificates of deposit. The Company has established guidelines relative to diversification and maturities that maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates. Except as described above, the Company has not experienced any significant losses on its cash equivalents, short-term investments or restricted investments.

As of March 31, 2010 and December 31, 2009, cash deposits held at financial institutions in excess of FDIC insured amounts of $250,000 were approximately $5.3 million.

Other Current Assets

Other current assets consist of the following (in thousands):

	March 31, 2010	December 31, 2009
Prepaid expenses	$626	$848
Other receivables	691	516

	$1,317	$1,364

Property and Equipment

Property and equipment is stated at cost and consists of the following (in thousands):

	March 31, 2010	December 31, 2009
Lab and office equipment	$24,094	$24,646
Leasehold improvements	11,728	11,728
Computer equipment and software	6,562	6,562

	42,384	42,936
Less accumulated depreciation and amortization	(34,612)	(34,414)

	$7,772	$8,522

Depreciation of equipment is computed using the straight-line method over the estimated useful lives of the assets, which range from three to ten years. Leasehold improvements are amortized using the straight-line method over their estimated useful lives or their related lease term, whichever is shorter.

Goodwill and Other Identifiable Intangible Assets

Goodwill and other identifiable intangible assets consist of the following (in thousands):

	March 31, 2010	December 31, 2009
Acquired in-process research and development	$13,758	$1,815
Goodwill	700	700

	$14,458	$2,515

As discussed in Note 7, on January 27, 2010, the Company completed its acquisition of Metabasis Therapeutics, following approval of the transaction by Metabasis stockholders. The Company paid $1.6 million in cash or about $0.046 per Metabasis share to Metabasis’ stockholders. In addition, Metabasis stockholders received four tradable Contingent Value Rights (CVRs), one CVR from each of four respective series of CVRs, for each Metabasis share. The CVRs will entitle Metabasis stockholders to cash payments as frequently as every six months as cash is received by the Company from proceeds from Metabasis’ partnership with Roche or the sale or partnering of any of the Metabasis drug development programs, among other triggering events. The Company has also committed to spend at least $8 million in new research and development funding on the Metabasis programs within 42 months following the closing of the transaction. The Company has allocated $12.0 million of the purchase price of Metabasis to acquired In-Process Research and Development (IPR&D).

Intangible assets related to IPR&D are considered to be indefinite-lived until the completion or abandonment of the associated research and development efforts. During the period the assets are considered to be indefinite-lived, they will not be amortized but will be tested for impairment on an annual basis and between annual tests if the Company becomes aware of any events occurring or changes in circumstances that would indicate a reduction in the fair value of the IPR&D projects below their respective carrying amounts. If and when development is complete, which generally occurs if and when regulatory approval to market a product is obtained, the associated assets would be deemed finite-lived and would then be amortized based on their respective estimated useful lives at that point in time. As of March 31, 2010, management has not performed an impairment test of IPR&D due to the recent acquisition of Metabasis.

Impairment of Long-Lived Assets

Management reviews long-lived assets for impairment annually or whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value for the Company’s long-lived assets is determined using the expected cash flows discounted at a rate commensurate with the risk involved. As of March 31, 2010, management believes that the future cash flows to be received from its long-lived assets will exceed the assets’ carrying value.

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	March 31, 2010	December 31, 2009
Warrant liability	$245	$459
Compensation	1,006	2,808
Legal	301	134
Restructuring costs	76	61
Other	3,953	5,913

	$5,581	$9,375

The following summarizes the activity in the allowances for loss on returns, rebates and charge-backs related to discontinued operations for the three months ended March 31, 2010 (in thousands):

	Charge-backs and Rebates	Returns	Total
Balance at December 31, 2009	$14	$17	$31
AVINZA Transaction Provision (1)	(2)	5	3
Oncology Transaction Provision (2)	(4)	—	(4)
Payments	—	—	—
Charges	—	(11)	(11)

Balance at March 31, 2010	$8	$11	$19

(1)	The AVINZA transaction provision amounts represent changes in the estimates of the accruals for rebates, chargebacks and returns recorded in connection with the sale of the AVINZA product line.

(2)	The Oncology transaction provision amounts represent changes in the estimates of the accruals for rebates, chargebacks and returns recorded in connection with the sale of the Oncology product line.

Comprehensive Income (loss)

Comprehensive income (loss) represents net income (loss) adjusted for the change during the periods presented in unrealized gains and losses on available-for-sale securities less reclassification adjustments for realized gains or losses included in net income (loss). Comprehensive loss is as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
Net loss as reported	$(2,750)	$(5,116)
Unrealized net gain (loss) on available-for-sale securities	508	(70)

Comprehensive loss	$(2,242)	$(5,186)

Recently Adopted Accounting Pronouncements

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

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, Improving Disclosures about Fair Value Measurements , which, among other things, amends Accounting Standards Topic 820 Fair Value Measurements and Disclosures (ASC 820) to require entities to separately present purchases, sales, issuances, and settlements in their reconciliation of Level 3 fair value measurements (i.e., to present such items on a gross basis rather than on a net basis), and which clarifies existing disclosure requirements provided by ASC 820 regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy. ASU No. 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Company’s adoption of this standard had no impact on its consolidated financial position, results of operations or cash flows.

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

Prior to the Oncology sale, the Company recorded accruals for rebates, chargebacks, and other discounts related to Oncology products when product sales were recognized as revenue under the sell-through method. Upon the Oncology sale, the Company accrued for rebates, chargebacks, and other discounts related to Oncology products in the distribution channel which had not sold-through at the time of the Oncology sale and for which the Company retained the liability subsequent to the sale. These products expired at various dates through July 31, 2008. The Company’s accruals for Oncology rebates, chargebacks, and other discounts total $4,000 and $8,000 as of March 31, 2010 and December 31, 2009, respectively.

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

Prior to the AVINZA sale, the Company recorded accruals for rebates, chargebacks, and other discounts related to AVINZA products when product sales were recognized as revenue under the sell-through method. Upon the AVINZA sale, the Company accrued for rebates, chargebacks, and other discounts related to AVINZA products in the distribution channel which had not sold-through at the time of the AVINZA sale and for which the Company retained the liability subsequent to the sale. These products expired at various dates through June 30, 2009. The Company’s accruals for AVINZA rebates, chargebacks, and other discounts total $4,000 and $6,000 as of March 31, 2010 and December 31, 2009, respectively.

Additionally, and pursuant to the terms of the AVINZA Purchase Agreement, the Company retained the liability for returns of product from wholesalers that had been sold by the Company prior to the close of the transaction. Accordingly, as part of the accounting for the gain on the sale of AVINZA, the Company recorded a reserve for AVINZA product returns. AVINZA products sold by the Company may be returned through a specified period subsequent to the product expiration date, but no later than December 31, 2009. Under the sell-through revenue recognition method, the Company previously did not record a reserve for returns from wholesalers. The Company’s reserve for AVINZA returns is $12,000 and $17,000 as of March 31, 2010 and December 31, 2009, respectively.

3. Financial Instruments

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including available-for-sale fixed income and equity securities and other equity securities. The fair value of these certain financial assets and liabilities was determined using the following inputs at March 31, 2010:

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Assets:
Fixed income available-for-sale securities	$35,012	$32,512	$2,500	$—

Liabilities:
Warrant liability	$245	$—	$—	$245
Payable to shareholders for contingent value rights	8,590	$8,590	$—	$—

Total liabilities:	$8,835	$8,590	$—	$245

The Company’s short-term investments are fixed income available-for-sale securities and include U.S. Government Notes, Corporate Notes and Corporate Discount Commercial Paper. The fair value of the Company’s short-term investments are determined using quoted market prices in active markets. The fair value of the warrant liability is determined using the Black-Scholes option-pricing model, which uses certain significant observable inputs, including stock price (quoted market prices in active market), warrant exercise price (defined in warrant agreement), expected life of warrant (defined in warrant agreement), dividend yields (determined by the Company), and risk-free interest rate (quoted market prices based on expected life assumption). The fair value of the payable to shareholders for contingent value rights is determined using quoted market prices in active markets.

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

On February 26, 2007, the Company consummated its agreement with King pursuant to which King acquired all of the Company’s rights in and to AVINZA, assumed certain liabilities, and reimbursed the Company the $47.8 million previously paid to Organon (comprised of the $37.8 million paid in October 2006 and the $10.0 million that the Company paid in January 2007). King also assumed the Company’s co-promote termination obligation to make payments to Organon based on net sales of AVINZA. In connection with King’s purchase of AVINZA, Organon did not consent to the legal assignment of the co-promote termination obligation to King. Accordingly, the Company remains liable to Organon in the event of King’s default of the obligation. Therefore, the Company recorded an asset as of February 26, 2007 to recognize King’s assumption of the obligation, while continuing to carry the co-promote termination liability in the Company’s consolidated financial statements to recognize the Company’s legal obligation as primary obligor to Organon. This asset represents a non-interest bearing receivable for future payments to be made by King and is recorded at its fair value based on management’s estimate of future sales of AVINZA. The receivable and liability will remain equal and adjusted each quarter for changes in the estimated fair value of the obligation including for any changes in the estimate of future net AVINZA product sales. This receivable will be assessed on a quarterly basis for impairment (e.g., in the event King defaults on the assumed obligation to pay Organon). As of March 31, 2010 and December 31, 2009, the fair value of the co-promote termination liability (and the corresponding receivable) was determined using a discount rate of 15%.

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

A summary of the co-promote termination liability as of March 31, 2010 is as follows (in thousands):

Net present value of payments based on estimated future net AVINZA product sales as of December 31, 2009	$40,775
Assumed payments made by King or assignee	(2,113)
March 31, 2010 fair value adjustment of estimated future payments based on estimated future net AVINZA product sales	111

Total co-promote termination liability as of March 31, 2010	38,773
Less: current portion of co-promote termination liability as of March 31, 2010	(9,716)

Long-term portion of co-promote termination liability as of March 31, 2010	$29,057

5. Property Leases

In August 2009, the Company entered into a lease termination agreement for its 82,500 square foot office and laboratory facility in San Diego, California, which had a lease term through November 2021. Under the terms of the termination agreement, the Company will pay a termination fee of $14.3 million as follows: $4.5 million was paid upon signing, $4.5 million in July 2010 and $5.3 million in April 2011. As a result, during the third quarter of 2009, the Company recorded lease termination costs of $15.2 million, which included the net present value of the lease termination payments of $14.3 million and $0.9 million of other costs associated with the lease termination. In addition, the Company entered into a new lease with the same landlord for a period of 27 months commencing October 2009, for premises consisting of approximately 30,000 square feet of office and lab space located in San Diego to serve as its new corporate headquarters. Under the terms of the new lease, the Company pays a basic annual rent of $1.2 million (subject to an annual fixed percentage increase, as set forth in the agreement), plus other normal and necessary expenses associated with the lease.

The Company leases approximately 99,000 square feet in three facilities in Cranbury, New Jersey under leases that expire in 2016. The leases for the New Jersey facilities provide generally for scheduled rent increases, options to extend the leases with certain changes to the terms of the lease agreement, and refurbishment allowances. Commencing September 2009, the Company sublet 5,100 square feet of space through August 2014. As of March 31, 2010, the Company expects to receive $0.4 million in aggregate future lease payments over the duration of the sublease agreement.

The Company also leases an office and research facility in San Diego, California under an operating lease arrangement through July 2015. Commencing January 2008, the Company sublet this facility through July 2015 and fully vacated this facility in February 2008. The lease agreement provides for increases in annual rents based on changes in the Consumer Price Index or fixed percentage increases ranging from 3% to 7%. The sublease agreement provides for a 3% increase in annual rents. As of March 31, 2010, the Company expects to receive aggregate future minimum lease payments totaling $4.7 million (nondiscounted) over the duration of the sublease agreement. The Company recorded a net charge to operating expenses of $4.3 million for exit costs when it fully ceased use of this facility in the first quarter of 2008. The net charge consisted of a $6.5 million charge for future rent payments offset by a $2.3 million reversal of deferred rent. As of March 31, 2010 and December 31, 2009, $5.3 million and $5.5 million, respectively, has been recorded as a liability for these exit costs and included in accrued liabilities and other long-term liabilities on the condensed consolidated balance sheets.

6. Litigation

The Company and Seragen, Inc., a subsidiary, were named parties to Sergio M. Oliver, et al. v. Boston University, et al., a shareholder class action filed on December 17, 1998 in the Court of Chancery in the State of Delaware. The Company and Seragen were dismissed from the action, but such dismissal is subject to appeal and the Company and Seragen may have possible indemnification obligations with respect to certain defendants. On December 21, 2009, the remaining parties entered into a Stipulation and Agreement of Compromise, Settlement and Release which the Court approved on March 15, 2010.

In February 2009, the Company reached a settlement with The Rockefeller University whereby the parties resolved all disputes that have arisen between them. As part of the settlement, the Company agreed to pay Rockefeller, $5.0 million immediately upon settlement, $1.0 million on or before February 10, 2010, $1.0 million on or before February 10, 2011, and 50% of any milestone payment and 5.88% to 7.0% of certain royalties, in each case received by the Company pursuant to an agreement with SmithKline Beecham Corporation (now known as GlaxoSmithKline) entered into on December 29, 1994. The Company also agreed to pay Rockefeller 1.5% of world-wide net sales of LGD-4665 as certain payments are received by the Company pursuant to its agreement with SmithKline Beecham Corporation entered into on December 17, 2008. As of March 31, 2010, the Company has recorded a liability of $1.0 million related to the settlement, which is included in current portion of accrued litigation settlement costs in the accompanying balance sheets.

In addition, from time to time the Company is subject to various lawsuits and claims with respect to matters arising out of the normal course of its business. If, based on the Company’s assessment, it is probable that a liability has been incurred and can be reasonably estimated, then such loss is accrued and charged to operations. Management believes all costs that can be reasonably estimated will not exceed the related existing accruals.

7. Acquisition of Metabasis

On January 27, 2010, the Company completed the acquisition of Metabasis Therapeutics, Inc. (NASDAQ: MBRX), following approval of the transaction by Metabasis stockholders. As a result, the Company gained a fully funded partnership with Roche, additional pipeline assets and drug discovery technologies and resources. The transaction was first announced on October 27, 2009. The Company paid $1.8 million in cash or about $0.046 per Metabasis share to Metabasis’ stockholders. In addition, Metabasis stockholders received four tradable Contingent Value Rights (CVRs), one CVR from each of four respective series of CVRs, for each Metabasis share. The CVRs will entitle Metabasis stockholders to cash payments as frequently as every six months as cash is received by the Company from proceeds from Metabasis’ partnership with Roche or the sale or partnering of any of the Metabasis drug development programs, among other triggering events. The Company has also committed to spend at least $8 million in new research and development funding on the Metabasis programs within 42 months following the closing of the transaction.

The components of the preliminary purchase price allocation for Metabasis are as follows:

Purchase Consideration:
(in thousands)
Cash paid to Metabasis shareholders	$1,758
Fair value of contingent value rights	9,142

Total purchase consideration	$10,900

Allocation of Purchase Price:
(in thousands)
Cash acquired	$376
Other current assets	382
Acquired in-process research and development	11,975
Liabilities assumed	(1,833)

$10,900

There were no acquired identified intangible assets with definite lives from the acquisition with Metabasis. The Company expensed approximately $0.3 million of transaction costs related to the acquisition.

The Company has allocated $12.0 million of the purchase price of Metabasis to IPR&D. This amount represents the estimated fair value of various acquired in-process projects that have not yet reached technological feasibility and do not have future alternative use as of the date of the merger. The amount is related to internal and partnered product candidates targeting a variety of indications and currently in the preclinical stage of development. Of the total amount, $2.8 million relates to a fully funded partnership with Roche for hepatitis C, $3.0 million relates to an internal program for glucagon antagonists to treat type 2 diabetes, $2.5 million relates to an internal liver-targeted thyroid receptor B agonist (TR Beta) program, and $3.7 million relates to various early stage programs as well as an equity interest in a private biotechnology company. The estimated fair values of acquired IPR&D was based on the relative value of the grossed up trading price of each CVR that it is associated with assuming former Metabasis shareholders would retain 50% of the Glucagon, TR Beta and General CVR’s and 66% of the Roche CVR. The total value of $12.0 million was allocated based on the following percentages; Roche CVR – 23%, Glucagon CVR – 25%, TR Beta CVR – 21% and General CVR – 31%.

In addition, at the closing of the acquisition, the Company recorded a $9.1 million liability for amounts potentially due to Metabasis shareholders related to the CVR agreements. The fair value of the liability was determined using quoted market prices in active markets. The liability will be marked-to-market at each reporting period based upon the quoted market prices of the underlying CVR. The fair value of the liability at March 31, 2010 was $8.6 million. As a result, the Company recorded other income of $0.6 million during the three months ended March 31, 2010.

8. Warrant Liability

In connection with the acquisition of Pharmacopeia, Inc., the Company assumed approximately 867,637 warrants (as adjusted as a result of the merger from the original 1,450,000) to purchase its common stock. To qualify as permanent equity, an equity derivative must permit the issuer to settle in unregistered shares. Under securities law, if the warrants were issued in connection with a public offering and have a cash settlement feature at the holder’s option, a company does not have the ability to settle in unregistered shares. Therefore, the warrants cannot be classified as permanent equity and are instead classified as a liability. The warrants issued as part of Pharmacopeia’s equity financing in October 2006 meet this criteria, and have been recorded as a liability in the accompanying balance sheet. The fair value of the warrants is remeasured at each reporting date until the warrants are exercised or have expired. Changes in the fair value of the warrants are reported in the statement of operations as income (decreases) or expense (increases). At March 31, 2010 and December 31, 2009, the fair value of the warrants was approximately $0.2 million and $0.5 million, respectively, and is included in accrued liabilities.

The fair value of the warrants was calculated using the Black-Scholes option-pricing model with the following assumptions at March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009
Risk-free interest rate	1.0%	1.1%
Dividend yield	—	—
Expected volatility	96%	98%
Expected term	2.0 years	2.3 years

9. Common Stock Subject to Conditional Redemption

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

References to Ligand Pharmaceuticals Incorporated (“Ligand,” the “Company,” “we” or “our”) include our wholly owned subsidiaries—Ligand Pharmaceuticals (Canada) Incorporated; Seragen, Inc. (“Seragen”); Nexus Equity VI LLC (“Nexus”); Pharmacopeia, LLC; Neurogen Corporation; and Metabasis Therapeutics, Inc.

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

On January 27, 2010, we completed the acquisition of Metabasis Therapeutics, Inc., or Metabasis, following approval of the transaction by Metabasis stockholders. As a result, we gained a fully funded partnership with Hoffman-La Roche, or Roche, additional pipeline assets and drug discovery technologies and resources. We paid $1.6 million in cash or about $0.046 per Metabasis share to Metabasis’ stockholders. In addition, Metabasis stockholders received four tradable Contingent Value Rights (CVRs), one CVR from each of four respective series of CVRs, for each Metabasis share. The CVRs will entitle Metabasis stockholders to cash payments as frequently as every six months as cash is received by us from proceeds from Metabasis’ partnership with Roche or the sale or partnering of any of the Metabasis drug development programs, among other triggering events.

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

In December 2008, the U.S. Food and Drug Administration, or FDA, granted accelerated approval of GSK’s PROMACTA for the treatment of thrombocytopenia in patients with chronic immune (idiopathic) thrombocytopenic purpura, or ITP, who have had an insufficient response to corticosteroids, immunoglobulins or splenectomy. PROMACTA is also approved under the trade name Revolade(R) in Venezuela, Kuwait, Chile and Russia. GSK also filed a regulatory application for PROMACTA in Japan in September 2009. PROMACTA is the first oral thrombopoietin, or TPO, receptor agonist therapy for the treatment of adult patients with chronic ITP. In March 2010, GSK received approval for Revolade from the European Medicines Agency’s Committee for Medicinal Products for Human Use (CHMP) for the oral treatment of thrombocytopenia (reduced platelet count) in adults with the blood disorder chronic ITP. As a result of the regulatory approvals of PROMACTA, we are entitled to receive tiered royalties based on annual net sales of PROMACTA. As part of a settlement agreement and mutual release we entered into on February 11, 2009 with The Rockefeller University, or Rockefeller, we agreed to pay a share of such royalties to Rockefeller.

We also have the potential to receive near-term royalties on product candidates resulting from our research and development collaboration arrangements with third party pharmaceutical companies if and when any such product candidate is ultimately approved by the FDA and successfully marketed. Our near-term product candidates are discussed below.

In addition to the accelerated approval granted for GSK’s PROMACTA for the treatment of thrombocytopenia in patients with chronic ITP, GSK also reported new phase III results for PROMACTA in chronic ITP at the 2009 14th Congress of European Hematology meeting and initiated two Phase III trials in patients with hepatitis C in the fourth quarter of 2007. GSK presented PROMACTA CLD Phase III data at the European Association for the Study of the Liver (EASL) conference in April 2010. At study termination with 292 patients, both primary and secondary efficacy end points were met. A platelet transfusion was avoided in 104 (72%) of the patients treated with PROMACTA versus 28 (19%) of the patients on placebo (p<0.0001). A Phase II study in patients with oncology-related thrombocytopenia is ongoing and a Phase I study is ongoing in patients with sarcoma receiving the adriamycin and ifosfamide regimen.

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

Pfizer is also developing bazedoxifene in combination with PREMARIN (Aprela) as a tissue selective estrogen complex under development for menopausal symptoms and osteoporosis. Two Phase III studies with bazedoxifene/conjugated estrogens (Aprela) showed reduced number and severity of hot flashes in symptomatic postmenopausal women by up to 80 percent when compared with placebo. Pfizer expects to file an initial NDA in the second half of 2010. We are entitled to receive tiered royalties on these products.

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

In April 2010, we earned a $6.5 million milestone payment from Roche as a result of Roche progressing RG7348 into a Phase I clinical trial for the treatment of hepatitis C viral (HCV) infection. The milestone payment arises from a 2008 collaboration and license agreement between Roche and Metabasis and approximately 65% will be shared with Metabasis shareholders under a contingent value rights agreement.

Results of Operations

Total revenues for the three months ended March 31, 2010 were $6.0 million compared to $9.5 million for the same 2009 period. We reported a loss from continuing operations of $3.0 million for the three months ended March 31, 2010 compared to a loss from continuing operations of $7.5 million for the same 2009 period.

Royalty Revenue

Royalty revenues were $2.0 million for the three months ended March 31, 2010 compared to $2.7 million for the same period in 2009. The decreases in royalty revenues of $0.7 million is primarily due to a reduction in the contractual royalty rate from 15% to 5% under our agreement with King for AVINZA sales, partially offset by PROMACTA royalties.

Collaborative Research and Development and Other Revenues

Collaborative research and development and other revenues were $4.0 million for the three months ended March 31, 2010 compared to $6.7 million for the same period in 2009. The decrease of $2.7 million is primarily due to a decrease in milestone revenues of $1.7 million as a result of $1.0 million of milestones received from Schering-Plough in 2010, compared with $2.7 million of milestones received from Pfizer, Schering-Plough and GlaxoSmithKline in 2009, and a decrease in collaboration revenues of $1.0 million as a result of the termination of our collaboration agreements with Schering-Plough and Bristol-Myers Squibb.

Research and Development Expenses

The major components of research and development expenses are as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
Internal research programs	$3,068	$3,434
Collaborative research	3,646	3,504
Development	648	3,524

Total research and development	$7,362	$10,462

Research and development expenses were $7.4 million for the three months ended March 31, 2010 compared to $10.5 million for the same 2009 period. The decrease of $3.1 million is primarily due to $2.9 million of costs associated with clinical trials and $0.2 million in reduced consulting and outside service costs associated with internal research programs.

A summary of our significant internal research and development programs as of March 31, 2010 is as follows:

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

General and Administrative Expenses

General and administrative expenses were $3.0 million for the three months ended March 31, 2010 compared to $6.8 million for the same period in 2009. The decrease of $3.8 million is primarily due to $1.4 million of reduced legal expenses as ongoing litigation was settled in the first quarter of 2009, $1.0 million of facilities costs as a result of our lease buyout, $0.7 million of lower headcount costs as a result of staff reductions, and $0.3 million of lower consulting and outside service costs.

Accretion of Deferred Gain on Sale Leaseback

On November 9, 2006, we sold real property located in San Diego, California for a sale price of $47.6 million. This property includes our corporate headquarter building totaling approximately 82,500 square feet, the land on which the building is situated, and two adjacent vacant lots. As part of the sale transaction, we agreed to leaseback the building for a period of 15 years. We recognized an immediate pre-tax gain on the sale transaction of $3.1 million and deferred a gain of $29.5 million on the sale of the building. The deferred gain was being recognized on a straight-line basis over the 15 year term of the lease at a rate of approximately $2.0 million per year. In August 2009, we entered into a lease termination agreement for this building. As a result, we recognized $20.4 million of accretion of deferred gain during the quarter ended September 30, 2009, and will recognize the remaining balance of the deferred gain through the term of our new building lease, which expires in December 2011. The amount of the deferred gain recognized for the three months ended March 31, 2010 was $0.4 million, compared to $0.5 million for the same period in 2009.

Interest Income

Interest income was $0.2 million for the three months ended March 31, 2010 compared to $0.1 million for the same period in 2009. The increase in interest income is primarily due to higher average yields.

Income Taxes

We recorded income tax expense of $0.3 million for the three months ended March 31, 2010 related to estimated interest on a proposed underpayment of tax. In December 2009, the Internal Revenue Service, or IRS, issued to us a Notice of Proposed Adjustment, or NOPA, seeking an increase to our taxable income for the 2007 fiscal year of $71.5 million and a $4.1 million penalty for substantial underpayment of tax in fiscal 2007. We responded to the NOPA in February 2010, disagreeing with the conclusions reached by the IRS in the NOPA. We have recorded a FIN 48 liability of $25.1 million related to the income tax effect of the NOPA and $3.3 million related to estimated interest due on the proposed underpayment of tax. We also recorded deferred income tax assets of $25.1 million associated with the ability to carry back losses from 2008 and 2009 to offset the NOPA. In addition, we recorded an income tax receivable of $4.5 million associated with changes in income tax law in relation to prior AMT taxes paid on carry back periods. We have not recorded the penalties proposed by the IRS in our financial statements as we believe that we met the appropriate standard for the tax position on our 2007 tax return. If we are unsuccessful in our negotiations with the IRS, we may be required to pay the $4.1 million penalty and utilize a significant amount of our net operating loss carryforwards.

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

During the three months ended March 31, 2010, we recognized a $0.2 million pre-tax gain due to subsequent changes in certain estimates and liabilities recorded as of the sale date. During the three months ended March 31,

2009, we recognized a $0.2 million pre-tax gain due to subsequent changes in certain estimates and liabilities recorded as of the sale date.

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

During the three months ended March 31, 2010, we recognized a pre-tax gain of $9,000 due to subsequent changes in certain estimates and liabilities recorded as of the sale date. During the three months ended March 31, 2009, we recognized a pre-tax gain of $2.1 million due to subsequent changes in certain estimates and liabilities recorded as of the sale date.

Income Taxes

We recorded no provision for income taxes related to discontinued operations for the three months ended March 31, 2010 and 2009 as we did not realize any taxable income from discontinued operations.

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

Working capital was $9.0 million at March 31, 2010 compared to $16.0 million at December 31, 2009. Available cash, cash equivalents and short-term investments totaled $39.1 million as of March 31, 2010 compared to $53.2 million as of December 31, 2009. We primarily invest our cash in certificates of deposit and United States government and investment grade corporate debt securities.

On July 19, 2007, we purchased $5.0 million of commercial paper issued by Golden Key Ltd. The investment was highly-rated and within our investment policy at the time of purchase, but during the third quarter of 2007, large credit rating agencies downgraded the quality of this security. In addition, as a result of not meeting certain liquidity covenants, the assets were assigned to a trustee who established a committee of the largest senior credit holders to determine the next steps. Subsequently, Golden Key defaulted on its obligation to settle the security on the stated maturity date of October 10, 2007. Based on available information, we currently estimate that we will be able to recover approximately $2.5 million on this security. Further, liquidity in the capital markets has continued to be volatile. Accordingly, we may be exposed to additional impairment for this investment until it is fully recovered.

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

In December 2009, the Internal Revenue Service, or IRS, issued to us a Notice of Proposed Adjustment, or NOPA, seeking an increase to our taxable income for the 2007 fiscal year of $71.5 million and a $4.1 million penalty for substantial underpayment of tax in fiscal 2007. We responded to the NOPA in February 2010, disagreeing with the conclusions reached by the IRS in the NOPA. We have recorded a FIN 48 liability of $25.1 million related to the income tax effect of the NOPA and $3.3 million related to estimated interest due on the proposed underpayment of tax. We also recorded deferred income tax assets of $25.1 million associated with the ability to carry back losses from 2008 and 2009 to offset the NOPA. In addition, we recorded an income tax receivable of $4.5 million associated with changes in income tax law in relation to prior AMT taxes paid on carry back periods. We have not recorded the penalties proposed by the IRS in our financial statements as we believe that we met the appropriate standard for the tax position on our 2007 tax return. If we are unsuccessful in our negotiations with the IRS, we may be required to pay the $4.1 million penalty and utilize a significant amount of our net operating loss carryforwards.

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

Operating Activities

Operating activities used cash of $15.9 million for the three months ended March 31, 2010, compared to $24.1 million for the same period in 2009.

The use of cash for the three months ended March 31, 2010 reflects a net loss of $2.8 million, adjusted by $0.2 million of gain from discontinued operations and $0.3 million of non-cash items to reconcile the net income to net cash used in operations. These reconciling items primarily reflect the change in estimated fair value of contingent value rights of $0.6 million, accretion of deferred gain on the sale leaseback of the building of $0.4 million and realized gain on investment of $0.7 million, partially offset by depreciation of assets of $0.7 million and the recognition of $0.6 million of stock-based compensation expense. The use of cash during the three months ended March 31, 2010 is further impacted by changes in operating assets and liabilities due primarily to decreases in accounts payable and accrued liabilities of $9.8 million, an increase in other long term assets of $0.5 million, a decrease in other liabilities of $1.3 million and a decrease in deferred revenue of $1.6 million, partially offset by a decrease in accounts receivable, net of $0.3 million. Net cash provided by operating activities of discontinued operations was $0.3 million for the three months ended March 31, 2010.

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

Investing Activities

Investing activities provided cash of $3.9 million for the three months ended March 31, 2010, compared to $3.9 million of cash used for the same 2009 period.

Cash provided by investing activities during the three months ended March 31, 2010 primarily reflects the net proceeds from the sale of short-term investments of $2.9 million and the proceeds from the sale of property, equipment and buildings of $3.3 million, partially offset by $2.8 million paid for the acquisition of Metabasis. None of the cash provided by investing activities for the three months ended March 31, 2010 related to discontinued operations.

Cash provided by investing activities during the three months ended March 31, 2009 primarily reflects the net proceeds from the sale of short-term investments of $4.1 million partially offset by purchases of property and equipment of $0.2 million. None of the cash provided by investing activities for the three months ended March 31, 2009 related to discontinued operations.

Financing Activities

Financing activities provided cash of $8,000 for the three months ended March 31, 2010, compared to $3.6 million of cash used in financing activities for the same 2009 period.

Cash provided by financing activities for the three months ended March 31, 2010 primarily reflects $18,000 of proceeds from the issuance of common stock upon the exercise of stock options, partially offset by payments under equipment financing obligations of $10,000.

Cash used by financing activities for the three months ended March 31, 2009 primarily reflects payments under equipment financing obligations of $0.2 million and the repayment of debt of $3.4 million related to an equipment line of credit acquired from Pharmacopeia that was paid off in February 2009.

None of the cash used in financing activities for the three months ended March 31, 2010 and 2009 relates to discontinued operations.

Other

As part of certain of our strategic alliances with our research partners, we have received up-front cash payments and licenses to certain product candidates. In connection with these agreements, we are obligated to perform significant research and development activities over multiple years and as such, expect to incur significant costs performing such activities. The following table provides the period over which these research and development activities are to be provided, as well as the deferred revenue currently recorded for each agreement as of March 31, 2010:

Collaborative Agreement	Expiration of Initial Research Term	Deferred Revenue
BMS Discovery Collaboration Agreement	December 2009	$183
Wyeth Agreement	December 2010	981
Trevena Agreement	January 2011	493
GSK Agreement	March 2011	2,666

Certain of our property and equipment is pledged as collateral under various equipment financing arrangements. As of March 31, 2010, $0.1 million was outstanding under such arrangements and classified as current.

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

In connection with the acquisition of Metabasis Therapeutics on January 27, 2010, Metabasis security holders received CVRs under four CVR agreements. The CVRs entitle Metabasis shareholders to cash payments upon the sale or licensing of certain assets and upon the achievement of specified milestones.

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

Contractual Obligations

As of March 31, 2010, future minimum payments due under our contractual obligations are as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Equipment financing obligations (1)	$55	$55	$—	$—	$—
Operating lease obligations (2)	30,724	5,959	10,577	9,880	4,308
Consulting agreements	194	194	—	—	—
Lease termination payments	9,800	4,500	5,300	—	—
Co-promote termination liability (3)	—	—	—	—	—

Total contractual obligations	$40,773	$10,708	$15,877	$9,880	$4,308

(1) Includes interest payments as follows:	$1	$1	$—	$—	$—

(2)

We lease an office and research facility under an operating lease arrangement through July 2015. Commencing January 2008, we sublet this facility through July 2015. The sublease agreement provides for a 3% increase in annual rents. As of March 31, 2010, we expect to receive aggregate future minimum lease payments totaling $4.7 million (nondiscounted) over the duration of the sublease agreement as follows: less than one year, $0.8 million; one to three years, $1.8 million; three to five years, $1.9 million; and more than five years, $0.2 million.

(3)

Our co-promote termination obligation to Organon was assumed by King pursuant to the AVINZA Purchase Agreement. However, as Organon did not consent to the legal assignment of the obligation to King, we remain liable to Organon in the event of King’s default of the obligation. We have excluded payments under the co-promote termination liability from the table as amounts are expected to be reimbursed by King. As of March 31, 2010, the total estimated amount of the obligation is $64.9 million on an undiscounted basis.

As of March 31, 2010, we have net open purchase orders (defined as total open purchase orders at year end less any accruals or invoices charged to or amounts paid against such purchase orders) totaling approximately $4.8 million. We plan to spend approximately $0.2 million on capital expenditures during the remainder of 2010. In addition, under the terms of our merger with Metabasis, we are committed to spend at least $8 million in new research and development funding on the Metabasis programs within 42 months following the closing of the transaction.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At March 31, 2010, our investment portfolio included fixed-income securities of $35.0 million. These securities are subject to interest rate risk and will decline in value if interest rates increase. However, due to the short duration of our investment portfolio, an immediate 10% change in interest rates is not expected to have a material impact on our financial condition, results of operations or cash flows. At March 31, 2010, we also have certain equipment financing arrangements with variable rates of interest. Due to the relative insignificance of such arrangements, however, an immediate 10% change in interest rates would have no material impact on our financial condition, results of operations, or cash flows. Declines in interest rates over time will, however, reduce our interest income, while increases in interest rates over time will increase our interest expense.

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

We and Seragen, Inc., our subsidiary, were named parties to Sergio M. Oliver, et al. v. Boston University, et al., a shareholder class action filed on December 17, 1998 in the Court of Chancery in the State of Delaware. We and Seragen were dismissed from the action, but such dismissal is subject to appeal and we and Seragen may have possible indemnification obligations with respect to certain defendants. On December 21, 2009, the remaining parties entered into a Stipulation and Agreement of Compromise, Settlement and Release, which the Court approved on March 15, 2010.

In December 2009, the Internal Revenue Service, or IRS, issued to us a Notice of Proposed Adjustment, or NOPA, seeking an increase to our taxable income for the 2007 fiscal year of $71.5 million and a $4.1 million penalty for substantial underpayment of tax in fiscal 2007. We responded to the NOPA in February 2010, disagreeing with the conclusions reached by the IRS in the NOPA. We have recorded a FIN 48 liability of $25.1 million related to the income tax effect of the NOPA and $3.3 million related to estimated interest due on the proposed underpayment of tax. We also recorded deferred income tax assets of $25.1 million associated with the ability to carry back losses from 2008 and 2009 to offset the NOPA. In addition, we recorded an income tax receivable of $4.5 million associated with changes in income tax law in relation to prior AMT taxes paid on carry back periods. We have not recorded the penalties proposed by the IRS in our financial statements as we believe that we met the appropriate standard for the tax position on our 2007 tax return. If we are unsuccessful in our negotiations with the IRS, we may be required to pay the $4.1 million penalty and utilize a significant amount of our net operating loss carryforwards.

In addition, from time to time we are subject to various lawsuits and claims with respect to matters arising out of the normal course of our business. Due to the uncertainty of the ultimate outcome of these matters, the impact on future financial results is not subject to reasonable estimates.

ITEM 1A.	RISK FACTORS

The following is a summary description of some of the many risks we face in our business including any risk factors as to which there may have been a material change from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2009. You should carefully review these risks in evaluating our business, including the businesses of our subsidiaries. You should also consider the other information described in this report.

We have marked with an asterisk (*) those risk factors that reflect substantive changes from the risk factors included in our previously filed Annual Report on Form 10-K for the year ended December 31, 2009.

Risks Related To Us and Our Business.

Royalties based on sales of AVINZA and PROMACTA represent a substantial portion of our revenues.*

King Pharmaceuticals, or King, is obligated to pay us royalties based on its sales of AVINZA and GlaxoSmithKline, or GSK, is obligated to pay us royalties on its sales of PROMACTA. These royalties represented 33% and 29% of total revenues for the three months ended March 31, 2010 and 2009, respectively, and will continue to be a substantial portion of our ongoing revenues for some time. We also receive milestones and collaborative revenue from our partners in various collaborations, but the amount of such revenue is unknown and highly uncertain. As a result, any setback that may occur with respect to AVINZA or PROMACTA could significantly impair our operating results and/or reduce the market price of our stock, as could any reduction in our expected milestone and collaborative revenue. Setbacks for AVINZA and PROMACTA could include problems with shipping, distribution, manufacturing, product safety, marketing, government licenses and approvals, intellectual property rights, competition with existing or new products and physician or patient acceptance of the products, as well as higher than expected total rebates, returns or discounts.

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

In December 2009, the Internal Revenue Service, or IRS, issued to us a Notice of Proposed Adjustment, or NOPA, seeking an increase to our taxable income for the 2007 fiscal year of $71.5 million and a $4.1 million penalty for substantial underpayment of tax in fiscal 2007. We responded to the NOPA in February 2010, disagreeing with the conclusions reached by the IRS in the NOPA. We recorded a FIN 48 liability of $25.1 million related to the income tax effect of the NOPA and $3.3 million related to estimated interest due on the proposed underpayment of tax. We also recorded deferred income tax assets of $25.1 million associated with the ability to carry back losses from 2008 and 2009 to offset the NOPA. In addition, we recorded an income tax receivable of $4.5 million associated with changes in income tax law in relation to prior AMT taxes paid on carry back periods. We have not recorded the penalties proposed by the IRS in our financial statements as we believe that we met the appropriate standard for the tax position on our 2007 tax return. If we are unsuccessful in our negotiations with the IRS, we may be required to pay the $4.1 million penalty and utilize a significant amount of our net operating loss carryforwards.

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

Third party intellectual property may prevent us or our partners from developing our potential products and we may owe a portion of any payments we receive from our collaborative partners to one or more third parties.*

Our success will depend on our ability and the ability of our collaborative partners to avoid infringing the proprietary rights of others, both in the United States and in foreign countries. In addition, disputes with licensors under our license agreements may arise which could result in additional financial liability or loss of important technology and potential products and related revenue, if any. Further, the manufacture, use or sale of our potential products or our collaborative partners’ products or potential products may infringe the patent rights of others. This could impact AVINZA, PROMACTA, bazedoxifene, lasofoxifene, LGD-4665, and any other products or potential products.

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

We were founded in 1987. We have incurred significant losses since our inception. As of March 31, 2010, our accumulated deficit was $684.3 million.

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

In addition, King assumed our obligation to make payments to Organon based on net sales of AVINZA (the fair value of which was $38.8 million as of March 31, 2010). We remain liable to Organon in the event King defaults on this obligation. Any requirement to pay a material amount to Organon, could adversely affect our business and the price of our securities.

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

In December 2008, we completed our merger with Pharmacopeia. In December 2009, we completed our merger with Neurogen and in January 2010, we completed our merger with Metabasis. The success of these mergers will depend, in part, on our ability to realize the anticipated synergies, growth opportunities and cost savings from integrating Pharmacopeia’s, Neurogen’s and/or Metabasis’ business with our business. Our success in realizing these benefits and the timing of this realization depend upon the successful integration of the operations of Pharmacopeia, Neurogen and/or Metabasis. The integration of independent companies is a complex, costly and time-consuming process. It is possible that the integration processes could result in the loss of key employees, diversion of each company’s management’s attention, the disruption or interruption of, or the loss of momentum in, each company’s ongoing business or inconsistencies in standards, controls, procedures and policies, any of which could adversely affect either company’s ability to maintain relationships with licensors, collaborators, partners, suppliers and employees or our ability to achieve the anticipated benefits of the merger, or could reduce our earnings or otherwise adversely affect the business and financial results of the combined company and, as a result, adversely affect the market price of our common stock.

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

While no material weaknesses were identified as of March 31, 2010, we cannot assure you that material weaknesses will not be identified in future periods. The existence of one or more material weakness or significant deficiency could result in errors in our consolidated financial statements. Substantial costs and resources may be required to rectify any internal control deficiencies. If we fail to achieve and maintain the adequacy of our internal controls in accordance with applicable standards, we may be unable to conclude on an ongoing basis that we have effective internal controls over financial reporting. If we cannot produce reliable financial reports, our business and financial condition could be harmed, investors could lose confidence in our reported financial information, or the market price of our stock could decline significantly. In addition, our ability to obtain additional financing to operate and expand our business, or obtain additional financing on favorable terms, could be materially and adversely affected, which, in turn, could materially and adversely affect our business, our financial condition and the market value of our securities. Moreover, our reputation with customers, lenders, investors, securities analysts and others may be adversely affected.

Impairment charges pertaining to goodwill, identifiable intangible assets or other long-lived assets from our mergers could have an adverse impact on our results of operations and the market value of our common stock.*

The total purchase price pertaining to our mergers with Pharmacopeia, Neurogen and Metabasis have been allocated to net tangible assets, identifiable intangible assets, in process research and development and goodwill. To the extent the value of goodwill or identifiable intangible assets or other long-lived assets become impaired, we will be required to incur material charges relating to the impairment. Any impairment charges could have a material adverse impact on our results of operations and the market value of our common stock.

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

ITEM 6.	EXHIBITS

The Index to Exhibits on page 45 is incorporated herein by reference as the list of exhibits required as part of this Quarterly Report.

LIGAND PHARMACEUTICALS INCORPORATED

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 5, 2010	By:	/s/ John P. Sharp
John P. Sharp
Vice President , Finance and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description

2.1(1)	Agreement and Plan of Merger, by and among the Company, Pharmacopeia, Inc., Margaux Acquisition Corp. and Latour Acquisition, LLC, dated as of September 24, 2008 (Filed as Exhibit 2.1).

2.2(2)	Agreement and Plan of Merger, by and among the Company, Neurogen Corporation and Neon Signal, LLC, dated as of August 23, 2009 (Filed as Exhibit 10.1).

2.3(3)	Amendment to Agreement and Plan of Merger, by and among the Company, Neurogen Corporation, and Neon Signal, LLC, dated September 18, 2009 (Filed as Exhibit 10.1).

2.4(3)	Amendment No. 2 to Agreement and Plan of Merger, by and among the Company, Neurogen Corporation, and Neon Signal, LLC, dated November 2, 2009 (Filed as Exhibit 10.2).

2.5(4)	Amendment No. 3 to Agreement and Plan of Merger, by and among the Company, Neurogen Corporation, and Neon Signal, LLC, dated December 17, 2009 (Filed as Exhibit 10.1).

2.6(5)	Agreement and Plan of Merger, dated as of October 26, 2009, by and among the Company, Metabasis Therapeutics, Inc., and Moonstone Acquisition, Inc (Filed as Exhibit 10.1).

2.7(6)	Amendment to Agreement and Plan of Merger, by and among the Company, Metabasis Therapeutics, Inc., Moonstone Acquisition, Inc., and David F. Hale as Stockholders’ Representative, dated November 25, 2009 (Filed as Exhibit 10.1).

3.1(7)	Amended and Restated Certificate of Incorporation of the Company (Filed as Exhibit 3.1).

3.2(7)	Bylaws of the Company, as amended (Filed as Exhibit 3.3).

3.3(8)	Amended Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Company (Filed as Exhibit 3.3).

3.4(9)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company dated June 14, 2000 (Filed as Exhibit 3.5).

3.5(10)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company dated September 30, 2004 (Filed as Exhibit 3.6).

3.6(11)	Amendment of the Bylaws of the Company dated November 8, 2005 (Filed as Exhibit 3.1).

3.7(12)	Amendment of Bylaws of the Company dated December 4, 2007 (Filed as Exhibit 3.1).

4.1(13)	Specimen stock certificate for shares of Common Stock of the Company.

4.2(14)	Pledge Agreement dated November 26, 2002, between the Company and J.P. Morgan Trust Company, National Association (Filed as Exhibit 4.5).

4.3(14)	Control Agreement dated November 26, 2002, among the Company, J.P. Morgan Trust Company, National Association and JP Morgan Chase Bank (Filed as Exhibit 4.6).

4.4(15)	2006 Preferred Shares Rights Agreement, by and between the Company and Mellon Investor Services LLC, dated as of October 13, 2006 (Filed as Exhibit 4.1).

10.1(16)	Roche Contingent Value Rights Agreement, by and among the Company, Metabasis Therapeutics, Inc., David F. Hale, as Stockholders’ Representative, and Mellon Investor Services LLC as Rights Agent, dated January 27, 2010 (Filed as Exhibit 10.1).

10.2(16)	TR Beta Contingent Value Rights Agreement, by and among the Company, Metabasis Therapeutics, Inc., David F. Hale, as Stockholders’ Representative, and Mellon Investor Services LLC as Rights Agent, dated January 27, 2010 (Filed as Exhibit 10.2).

10.3(16)	Glucagon Contingent Value Rights Agreement, by and among the Company, Metabasis

Exhibit Number	Description
Therapeutics, Inc., David F. Hale, as Stockholders’ Representative, and Mellon Investor Services LLC as Rights Agent, dated January 27, 2010 (Filed as Exhibit 10.3).

10.4(16)	General Contingent Value Rights Agreement, by and among the Company, Metabasis Therapeutics, Inc., David F. Hale, as Stockholders’ Representative, and Mellon Investor Services LLC as Rights Agent, dated January 27, 2010 (Filed as Exhibit 10.4).

31.1	Certification by Principal Executive Officer, Pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer, Pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on September 26, 2008.

(2)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on August 24, 2009.

(3)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on November 6, 2009

(4)	This exhibit was previously filed as part of, and is being incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on December 17, 2009.

(5)	This exhibit was previously filed as part of, and is being incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on October 28, 2009.

(6)	This exhibit was previously filed as part of, and is being incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on December 1, 2009.

(7)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Registration Statement on Form S-4 (No. 333-58823) filed on July 9, 1998.

(8)	This exhibit was previously filed as part of and is hereby incorporated by reference to same numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 1999.

(9)	This exhibit was previously filed as part of, and are hereby incorporated by reference to the numbered exhibit filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

(10)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004.

(11)	This exhibit was previously filed as part of, and is being incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on November 14, 2005.

(12)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on December 6, 2007.

(13)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Registration Statement on Form S-1 (No. 33-47257) filed on April 16, 1992 as amended.

(14)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Registration Statement on Form S-3 (No. 333-102483) filed on January 13, 2003, as amended.

(15)	This exhibit was previously filed as part of, and is being incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on October 17, 2006.

(16)	This exhibit was previously filed as part of, and is being incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on January 28, 2010.