Form 10-Q
period 2010-09-30
LIGAND PHARMACEUTICALS INC
filed 2010-11-09
CIK 886163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One

☒ Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

or

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

As of October 31, 2010, the registrant had 19,610,158 shares of common stock outstanding.

LIGAND PHARMACEUTICALS INCORPORATED

QUARTERLY REPORT

FORM 10-Q

*	No information provided due to inapplicability of item.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

LIGAND PHARMACEUTICALS INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share data)

	September 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$3,796	$16,032
Short-term investments	20,273	37,200
Accounts receivable, net	96	618
Assets held for sale	—	3,170
Other current assets	1,342	1,364
Current portion of co-promote termination payments receivable	9,780	9,782

Total current assets	35,287	68,166
Restricted cash and investments	1,341	1,462
Property and equipment, net	968	8,522
Goodwill and other identifiable intangible assets	15,833	2,515
Long-term portion of co-promote termination payments receivable	28,618	30,993
Deferred income taxes	25,068	25,068
Other assets	5,453	5,081

Total assets	$112,568	$141,807

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,339	$16,945
Accrued liabilities	7,566	9,375
Payable to Neurogen stockholders	—	3,770
Allowances for loss on returns, rebates and chargebacks related to discontinued operations	1	31
Accrued litigation settlement costs	1,000	1,000
Current portion of deferred gain	1,702	1,702
Current portion of co-promote termination liability	9,780	9,782
Current portion of lease termination payments	5,292	4,487
Current portion of equipment financing obligations	—	91
Current portion of deferred revenue	—	4,989

Total current liabilities	36,680	52,172
Long-term portion of co-promote termination liability	28,618	30,993
Long-term portion of deferred revenue, net	2,546	3,495
Long-term portion of deferred gain	426	1,702
Long-term portion of lease termination payments	—	5,281
Income tax payable	29,399	28,108
Other long-term liabilities	15,995	7,968

Total liabilities	113,664	129,719

Commitments and contingencies
Common stock subject to conditional redemption; 112,371 shares issued and outstanding at September 30, 2010 and December 31, 2009	8,344	8,344

Stockholders’ equity :
Convertible preferred stock, $0.001 par value; 833,333 shares authorized; none issued	—	—
Common stock, $0.001 par value; 33,333,333 shares authorized; 20,619,321 and 20,544,835 shares issued at September 30, 2010 and December 31, 2009, respectively	21	21
Additional paid-in capital	729,048	726,918
Accumulated other comprehensive income	76	513
Accumulated deficit	(696,451)	(681,574)
Treasury stock, at cost; 1,101,317 shares at September 30, 2010 and December 31, 2009	(42,134)	(42,134)

Total stockholders’ equity	(9,440)	3,744

	$112,568	$141,807

See accompanying notes.

LIGAND PHARMACEUTICALS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues:
Royalties	$1,774	$1,651	$5,337	$6,386
Collaborative research and development and other revenues	6,028	6,250	14,261	18,577

Total revenues	7,802	7,901	19,598	24,963

Operating costs and expenses:
Research and development	4,935	9,921	18,912	29,744
General and administrative	3,074	2,415	9,363	12,190
Lease exit and termination costs	15,894	15,235	15,942	15,235
Write-off of acquired in-process research and development.	—	—	—	442

Total operating costs and expenses	23,903	27,571	44,217	57,611

Accretion of deferred gain on sale leaseback	426	20,444	1,277	21,426

Income (loss) from operations	(15,675)	774	(23,342)	(11,222)

Other income (expense):
Interest income	59	176	387	436
Interest expense	(8)	(21)	(39)	(257)
Decrease in liability for contingent value rights	2,460	—	6,702	—
Other, net	1,728	126	2,476	137

Total other income (expense), net	4,239	281	9,526	316

Income (loss) before income taxes	(11,436)	1,055	(13,816)	(10,906)
Income tax expense	(419)	—	(1,318)	—

Income (loss) from continuing operations	(11,855)	1,055	(15,134)	(10,906)

Discontinued operations:
Gain (loss) on sale of AVINZA Product Line before income taxes	11	608	23	5,331
Gain (loss) on sale of Oncology Product Line before income taxes	1	140	235	591
Income tax benefit (expense) on discontinued operations	—	—	—	—

Discontinued operations	12	748	258	5,922

Net income (loss):	$(11,843)	$1,803	$(14,876)	$(4,984)

Basic and diluted per share amounts:
Income (loss) from continuing operations	$(0.60)	$0.06	$(0.77)	$(0.58)
Discontinued operations	0.00	0.04	0.01	0.32

Net income (loss)	$(0.60)	$0.10	$(0.76)	$(0.26)

Weighted average number of common shares—basic	19,629,693	18,834,473	19,607,087	18,850,409

Weighted average number of common shares—diluted	19,629,693	18,856,516	19,607,087	18,850,409

See accompanying notes.

LIGAND PHARMACEUTICALS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	For the nine months ended September 30,
	2010	2009
Operating activities
Net loss	$(14,876)	$(4,984)
Less: gain from discontinued operations	258	5,922

Loss from continuing operations	(15,134)	(10,906)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of deferred gain on sale leaseback	(1,277)	(21,426)
Change in estimated fair value of contingent value rights	(6,702)	—
Impairment and amortization of acquired intangible assets	—	1,500
Depreciation and amortization of property and equipment	2,117	2,370
Non-cash lease costs	9,591	345
Non-cash development milestone revenue	—	(915)
Write-off of acquired in-process research and development	—	441
(Gain) loss on asset write-offs	4,990	(2)
Realized loss (gain) on investment	(585)	(72)
Stock-based compensation	2,014	2,441
Other	32	(3)
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable, net	523	(2,110)
Other current assets	22	633
Other long term assets	(372)	10,064
Accounts payable and accrued liabilities	(14,235)	(7,936)
Other liabilities	(1,075)	3,367
Deferred revenue	(5,938)	(6,996)

Net cash used in operating activities of continuing operations	(26,029)	(29,205)
Net cash provided by (used in) operating activities of discontinued operations	262	(3,307)

Net cash used in operating activities	(25,767)	(32,512)
Investing activities
Purchases of property and equipment	(70)	(537)
Proceeds from sale of property and equipment and building	589	16
Acquisition of Metabasis, net of cash acquired	(2,834)	—
Acquisition of intellectual property	(1,375)	—
Purchases of short-term investments	(33,793)	(32,806)
Proceeds from sale of short-term investments	51,306	45,760
Other, net	(311)	261

Net cash provide by (used in) investing activities of continuing operations	13,512	12,694
Net cash provided by investing activities of discontinued operations	—	—

Net cash provided by (used in) investing activities	13,512	12,694
Financing activities
Principal payments on equipment financing obligations	(91)	(392)
Repayment of debt	—	(3,443)
Net proceeds from issuance of common stock	110	60

Net cash provided by (used in) financing activities	19	(3,775)

Net decrease in cash and cash equivalents	(12,236)	(23,593)
Cash and cash equivalents at beginning of period	16,032	28,753

Cash and cash equivalents at end of period	$3,796	$5,160

See accompanying notes.

LIGAND PHARMACEUTICALS INCORPORATED

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

The accompanying condensed consolidated financial statements of Ligand Pharmaceuticals Incorporated (the “Company” or “Ligand”) were prepared in accordance with instructions for this Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 and, therefore, do not include all information necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the condensed consolidated financial statements, have been included. The results of operations and cash flows for the three and nine months ended September 30, 2010 and 2009 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other future period. These statements should be read in conjunction with the consolidated financial statements and related notes, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

The Company’s and its partners’ products are in various stages of development. Potential products that are in development may not reach the market for a number of reasons. Prior to generating revenues from these products, the Company or its collaborative partners must complete the development of the products in the human health care market. No assurance can be given that: (1) product development efforts will be successful, (2) required regulatory approvals for any indication will be obtained, (3) any products, if introduced, will be capable of being produced in commercial quantities and/or at reasonable costs, or (4) patient and physician acceptance of these products will be achieved. The Company faces risks common to companies whose products are in various stages of development. These risks include, among others, the risk that the Company will need additional financing to complete its research and development programs and commercialize its technologies. The Company has incurred significant losses since its inception. At September 30, 2010, the Company’s accumulated deficit was $696.5 million. Management expects that the Company will continue to incur substantial research and development expenses. As further discussed in Note 2, the Company sold its oncology product line (“Oncology”) on October 25, 2006 and its AVINZA product line (“AVINZA”) on February 26, 2007. The operating results for Oncology and AVINZA have been presented in the accompanying condensed consolidated financial statements as “Discontinued Operations.”

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

Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income (loss) from continuing operations	$(11,855)	$1,055	$(15,134)	$(10,906)
Discontinued operations	12	748	258	5,922

Net income (loss)	(11,843)	1,803	(14,876)	(4,984)

Shares used to compute basic income (loss) per share	19,629,693	18,834,473	19,607,087	18,850,409
Dilutive potential common shares:
Restricted stock	—	22,043	—	—

Shares used to compute diluted income (loss) per share	19,629,693	18,856,516	19,607,087	18,850,409

Basic and diluted per share amounts:
Income (loss) from continuing operations	$(0.60)	$0.06	$(0.77)	$(0.58)
Discontinued operations	0.00	0.04	0.01	0.32

Net income (loss)	$(0.60)	$0.10	$(0.76)	$(0.26)

Guarantees and Indemnifications

Under its amended and restated bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer’s or director’s serving in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has a directors and officers liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, management believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of September 30, 2010 and December 31, 2009.

Revenue Recognition

Royalties on sales of AVINZA, VIVIANT, CONBRIZA and PROMACTA are recognized in the quarter reported by the respective partner.

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

Income Taxes

The Company recognizes liabilities or assets for the deferred tax consequences of temporary differences between the tax bases of assets or liabilities and their reported amounts in the financial statements. These temporary differences will result in taxable or deductible amounts in future years when the reported amounts of the assets or liabilities are recovered or settled. A valuation allowance is established when management determines that it is more likely than not that all or a portion of a deferred tax asset will not be realized. Management evaluates the realizability of its net deferred tax assets on a quarterly basis and valuation allowances are provided, as necessary. During this evaluation, management reviews its forecasts of income in conjunction with other positive and negative evidence surrounding the realizability of its deferred tax assets to determine if a valuation allowance is required. Adjustments to the valuation allowance will increase or decrease the Company’s income tax provision or benefit. Management also applies the relevant guidance to determine the amount of income tax expense or benefit to be allocated among continuing operations, discontinued operations, and items charged or credited directly to stockholders’ equity. The Company recorded income tax expense of $0.4 million and $1.3 million for the three and nine months ended September 30, 2010.

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

Accounting for Stock-Based Compensation

Stock-based compensation expense for awards to employees and non-employee directors is recognized on a straight-line basis over the vesting period until the last tranche vests. Compensation cost for consultant awards is recognized over each separate tranche’s vesting period. The Company recognized compensation expense of $0.6 million and $0.7 million for the three months ended September 30, 2010 and 2009, respectively. The compensation expense related to share-based compensation arrangements is recorded as components of research and development expenses ($0.3 million and $0.5 million) and general and administrative expenses ($0.3 million and $0.2 million) for the three months ended September 30, 2010 and 2009, respectively. The Company recognized compensation expense of $2.0 million and $2.4 million for the nine months ended September 30, 2010 and 2009, respectively. The compensation expense related to share-based compensation arrangements is recorded as components of research and development expenses ($1.1 million and $1.4 million) and general and administrative expenses ($0.9 million and $1.0 million) for the nine months ended September 30, 2010 and 2009, respectively.

The fair-value for options that were awarded to employees and directors was estimated at the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Risk-free interest rate	1.7%	2.8%	2.7%	2.1%
Dividend yield	—	—	—	—
Expected volatility	70%	72%	72%	74%
Expected term	6.0 years	6.0 years	5.8 years	5.7 years

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

Cash, Cash Equivalents and Short-term Investments

Cash and cash equivalents consist of cash and highly liquid securities with maturities at the date of acquisition of three months or less. The following table summarizes the various investment categories at September 30, 2010 and December 31, 2009 (in thousands):

	Cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
September 30, 2010
U.S. government securities	$4,029	$9	$(1)	$4,037
Certificates of deposit	5,062	78	—	5,140
Corporate obligations	11,057	123	(84)	11,096

	20,148	210	(85)	20,273
Certificates of deposit—restricted	1,341	—	—	1,341

	$21,489	$210	$(85)	$21,614

December 31, 2009
U.S. government securities	$19,118	$51	$(95)	$19,074
Certificates of deposit	5,784	2	(2)	5,784
Corporate obligations	11,866	486	(10)	12,342

	36,768	539	(107)	37,200
Certificates of deposit—restricted	1,341	—	—	1,341

	$38,109	$539	$(107)	$38,541

In July 2007, the Company purchased $5.0 million of commercial paper issued by Golden Key Ltd. The investment was highly-rated and within the Company’s investment policy at the time of purchase, but during the third quarter of 2007, large credit rating agencies downgraded the quality of this security. In addition, as a result of not meeting certain liquidity covenants, the assets of Golden Key Ltd. were assigned to a trustee who established a committee of the largest senior credit holders to determine the next steps. Subsequently, Golden Key Ltd. defaulted on its obligation to settle the security on the stated maturity date of October 10, 2007. During the quarter ended September 30, 2010, the assets of Golden Key Ltd. were sold through an auction process and, as a result, the Company received a final cash distribution of approximately $2.9 million.

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

As of September 30, 2010 and December 31, 2009, cash deposits held at financial institutions in excess of FDIC insured amounts of $250,000 were approximately $7.0 million and $5.3 million, respectively.

Other Current Assets

Other current assets consist of the following (in thousands):

	September 30, 2010	December 31, 2009
Prepaid expenses	$798	$848
Other receivables	544	516

	$1,342	$1,364

Property and Equipment

Property and equipment is stated at cost and consists of the following (in thousands):

	September 30, 2010	December 31, 2009
Lab and office equipment	$7,110	$24,646
Leasehold improvements	71	11,728
Computer equipment and software	3,996	6,562

	11,177	42,936
Less accumulated depreciation and amortization	(10,209)	(34,414)

	$968	$8,522

Depreciation of equipment is computed using the straight-line method over the estimated useful lives of the assets, which range from three to ten years. Leasehold improvements are amortized using the straight-line method over their estimated useful lives or their related lease term, whichever is shorter.

On June 15, 2010, the Company committed to a plan to close its operations at its Cranbury, New Jersey facility. During the quarter ended September 30, 2010, the Company ceased use of the facility. As a result, the Company wrote-off approximately $5.4 million of property and equipment related to the facility closure, which is included in lease exit and termination costs in the statements of operations.

Goodwill and Other Identifiable Intangible Assets

Goodwill and other identifiable intangible assets consist of the following (in thousands):

	September 30, 2010	December 31, 2009
Acquired in-process research and development	$15,133	$1,815
Goodwill	700	700

	$15,833	$2,515

In May 2010, the Company purchased from the Genaera Liquidating Trust certain intellectual property and interests in future milestones and royalties for MEDI-528, an IL-9 antibody program under development by AstraZeneca’s subsidiary, MedImmune. MEDI-528 is currently in a 320-patient Phase II study for moderate-to-severe asthma. The Company paid $2.8 million to the Genaera Liquidating Trust in connection with the purchase. As part of the transaction, the Company also entered into a separate agreement with a shareholder of Ligand, whereby the shareholder and Ligand agreed to share the purchase price and any proceeds from the deal equally. Accordingly, the Company was reimbursed for $1.4 million of the purchase price. The Company recorded the net purchase price of $1.4 million as acquired In-Process Research and Development (“IPR&D”).

As discussed in Note 7, on January 27, 2010, the Company completed its acquisition of Metabasis Therapeutics, following approval of the transaction by Metabasis stockholders. The Company paid $1.8 million in cash, or approximately $0.046 per Metabasis share, to Metabasis’ stockholders. In addition, Metabasis stockholders received four tradable Contingent Value Rights (“CVRs”), one CVR from each of four respective series of CVRs, for each Metabasis share. The CVRs will entitle the holders to cash payments as frequently as every six months as cash is received by the Company from proceeds from Metabasis’ partnership with Roche or the sale or partnering of any of the Metabasis drug development programs, among other triggering events. The Company has also committed to spend at least $8.0 million in new research and development funding on the Metabasis programs within 42 months following the closing of the transaction. The Company has allocated $12.0 million of the purchase price of Metabasis to IPR&D.

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

Impairment of Long-Lived Assets

Management reviews long-lived assets for impairment annually or whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value for the Company’s long-lived assets is determined using the expected cash flows discounted at a rate commensurate with the risk involved. As of September 30, 2010, management does not believe there have been any events or circumstances indicating that the carrying amount of its long-lived assets may not be recoverable.

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	September 30, 2010	December 31, 2009
Warrant liability	$58	$459
Compensation	1,057	2,808
Legal	380	134
Lease exit obligations	2,101	61
Other	3,970	5,913

	$7,566	$9,375

The following summarizes the activity in the allowances for loss on returns, rebates and charge-backs related to discontinued operations for the nine months ended September 30, 2010 (in thousands):

	Charge-backs and Rebates	Returns	Total
Balance at December 31, 2009	$14	$17	$31
AVINZA Transaction Provision (1)	(6)	(7)	(13)
Oncology Transaction Provision (2)	(7)	—	(7)
Payments	—	—	—
Charges	—	(10)	(10)

Balance at September 30, 2010	$1	$—	$1

(1)	The AVINZA transaction provision amounts represent changes in the estimates of the accruals for rebates, chargebacks and returns recorded in connection with the sale of the AVINZA product line.
(2)	The Oncology transaction provision amounts represent changes in the estimates of the accruals for rebates, chargebacks and returns recorded in connection with the sale of the Oncology product line.

Other Long-Term Liabilities

Other long-term liabilities consist of the following (in thousands):

	September 30, 2010	December 31, 2009
Liability for contingent value rights	$3,040	$700
Deferred rent	749	1,165
Deposits	388	388
Lease exit obligations	11,818	4,715
Litigation payment	—	1,000

	$15,995	$7,968

Sale of Royalty Rights

The Company previously sold to third parties the rights to future royalties of certain of its products. As part of the underlying royalty agreements, the partners have the right to offset a portion of any future royalty payments owed to the Company to the extent of previous milestone payments. Accordingly, the Company deferred a portion of the revenue associated with each tranche of royalty right sold, equal to the pro-rata share of the potential royalty offset. Such amounts associated with the offset rights against future royalty payments will be recognized as revenue upon receipt of future royalties from the respective partners. As of September 30, 2010 and December 31, 2009, the Company had deferred $2.5 million of revenue, which is included in long-term portion of deferred revenue.

Comprehensive Income (loss)

Comprehensive income (loss) represents net income (loss) adjusted for the change during the periods presented in unrealized gains and losses on available-for-sale securities less reclassification adjustments for realized gains or losses included in net income (loss). Comprehensive loss is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income (loss) as reported	$(11,843)	$1,803	$(14,876)	$(4,984)
Unrealized net gain (loss) on available-for-sale securities	(809)	223	(437)	236

Comprehensive income (loss)	$(12,652)	$2,026	$(15,313)	$(4,748)

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

Prior to the Oncology sale, the Company recorded accruals for rebates, chargebacks, and other discounts related to Oncology products when product sales were recognized as revenue under the sell-through method. Upon the Oncology sale, the Company accrued for rebates, chargebacks, and other discounts related to Oncology products in the distribution channel which had not sold-through at the time of the Oncology sale and for which the Company retained the liability subsequent to the sale. These products expired at various dates through July 31, 2008. The Company’s accruals for Oncology rebates, chargebacks, and other discounts total $1,000 and $8,000 as of September 30, 2010 and December 31, 2009, respectively.

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

Prior to the AVINZA sale, the Company recorded accruals for rebates, chargebacks, and other discounts related to AVINZA products when product sales were recognized as revenue under the sell-through method. Upon the AVINZA sale, the Company accrued for rebates, chargebacks, and other discounts related to AVINZA products in the distribution channel which had not sold-through at the time of the AVINZA sale and for which the Company retained the liability subsequent to the sale. These products expired at various dates through June 30, 2009. The Company’s accruals for AVINZA rebates, chargebacks, and other discounts total zero and $6,000 as of September 30, 2010 and December 31, 2009, respectively.

Additionally, and pursuant to the terms of the AVINZA Purchase Agreement, the Company retained the liability for returns of product from wholesalers that had been sold by the Company prior to the close of the transaction. Accordingly, as part of the accounting for the gain on the sale of AVINZA, the Company recorded a reserve for AVINZA product returns. AVINZA products sold by the Company may be returned through a specified period subsequent to the product expiration date, but no later than December 31, 2009. Under the sell-through revenue recognition method, the Company previously did not record a reserve for returns from wholesalers. The Company’s reserve for AVINZA returns is zero and $17,000 as of September 30, 2010 and December 31, 2009, respectively.

3. Financial Instruments

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including available-for-sale fixed income and equity securities and other equity securities. The fair value of these certain financial assets and liabilities was determined using the following inputs at September 30, 2010:

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Fixed income available-for-sale securities	$20,273	$20,273	$—	$—

Liabilities:
Warrant liability	$58	$—	$—	$58
Payable to shareholders for contingent value rights	2,439	2,439	—	—

Total liabilities:	$2,497	$2,439	$—	$58

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

On February 26, 2007, the Company consummated its agreement with King pursuant to which King acquired all of the Company’s rights in and to AVINZA, assumed certain liabilities, and reimbursed the Company the $47.8 million previously paid to Organon (comprised of the $37.8 million paid in October 2006 and the $10.0 million that the Company paid in January 2007). King also assumed the Company’s co-promote termination obligation to make payments to Organon based on net sales of AVINZA. In connection with King’s purchase of AVINZA, Organon did not consent to the legal assignment of the co-promote termination obligation to King. Accordingly, the Company remains liable to Organon in the event of King’s default of the obligation. Therefore, the Company recorded an asset as of February 26, 2007 to recognize King’s assumption of the obligation, while continuing to carry the co-promote termination liability in the Company’s consolidated financial statements to recognize the Company’s legal obligation as primary obligor to Organon. This asset represents a non-interest bearing receivable for future payments to be made by King and is recorded at its fair value based on management’s estimate of future sales of AVINZA. The receivable and liability will remain equal and adjusted each quarter for changes in the estimated fair value of the obligation including for any changes in the estimate of future net AVINZA product sales. This receivable will be assessed on a quarterly basis for impairment (e.g., in the event King defaults on the assumed obligation to pay Organon). As of September 30, 2010 and December 31, 2009, the fair value of the co-promote termination liability (and the corresponding receivable) was determined using a discount rate of 15%.

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

A summary of the co-promote termination liability as of September 30, 2010 is as follows (in thousands):

Net present value of payments based on estimated future net AVINZA product sales as of December 31, 2009	$40,775
Assumed payments made by King or assignee	(4,021)
September 30, 2010 fair value adjustment of estimated future payments based on estimated future net AVINZA product sales	1,644

Total co-promote termination liability as of September 30, 2010	38,398
Less: current portion of co-promote termination liability as of September 30, 2010	(9,780)

Long-term portion of co-promote termination liability as of September 30, 2010	$28,618

5. Property Leases

In August 2009, the Company entered into a lease termination agreement for its 82,500 square foot office and laboratory facility in San Diego, California, which had a lease term through November 2021. Under the terms of the termination agreement, the Company will pay a termination fee of $14.3 million as follows: $4.5 million was paid upon signing, $4.5 million in July 2010 and $5.3 million in April 2011. As a result, during the third quarter of 2009, the Company recorded lease termination costs of $15.2 million, which included the net present value of the lease termination payments of $14.3 million and $0.9 million of other costs associated with the lease termination. The Company may be required to deliver to the landlord an irrevocable letter of credit for the then-outstanding termination fee if it does not maintain cash and investments of at least $30.0 million prior to the date upon which the second payment is due and cash and investments of at least $20.0 million prior to the date upon which the final payment is due. The Company must also maintain a current ratio of at least 110% measured monthly. The current ratio covenant requirement has been waived by the landlord until December 31, 2010. In addition, the Company entered into a new lease with the same landlord for a period of 27 months commencing October 2009, for premises consisting of approximately 30,000 square feet of office and lab space located in San Diego to serve as its new corporate headquarters. Under the terms of the new lease, the Company pays a basic annual rent of $1.2 million (subject to an annual fixed percentage increase, as set forth in the agreement), plus other normal and necessary expenses associated with the lease.

The Company leases approximately 99,000 square feet in three facilities in Cranbury, New Jersey under leases that expire in 2016. The leases for the New Jersey facilities provide generally for scheduled rent increases, options to extend the leases with certain changes to the terms of the lease agreement, and refurbishment allowances. Commencing September 2009, the Company sublet 5,100 square feet of space through August 2014. As of September 30, 2010, the Company expects to receive $0.4 million in aggregate future lease payments over the duration of the sublease agreement.

On June 15, 2010, the Company committed to a plan to close its operations at its Cranbury, New Jersey facility. During the quarter ended September 30, 2010, the Company ceased use of the facility. As a result, the Company recorded a net charge to operating expenses of $9.7 million for costs related to the difference between the remaining lease obligations of the abandoned operating leases, which run through August 2016, and the Company’s estimate of potential future sublease income, discounted to present value. In addition, the Company wrote-off approximately $5.4 million of property and equipment related to the facility closure, which is included in lease exit and termination costs in the statements of operations.

The Company also leases an office and research facility in San Diego, California under an operating lease arrangement through July 2015. Commencing January 2008, the Company sublet this facility through July 2015 and fully vacated this facility in February 2008. The lease agreement provides for increases in annual rents based on changes in the Consumer Price Index or fixed percentage increases ranging from 3% to 7%. The sublease agreement provides for a 3% increase in annual rents. As of September 30, 2010, the Company expects to receive aggregate future minimum lease payments totaling $4.3 million (nondiscounted) over the duration of the sublease agreement. The Company recorded a net charge to operating expenses of $4.3 million for exit costs when it fully ceased use of this facility in the first quarter of 2008. The net charge consisted of a $6.5 million charge for future rent payments offset by a $2.3 million reversal of deferred rent. As of September 30, 2010 and December 31, 2009, $5.0 million and $5.5 million, respectively, has been recorded as a liability for these exit costs and included in accrued expenses and other long-term liabilities on the condensed consolidated balance sheets.

6. Litigation

In February 2009, the Company reached a settlement with The Rockefeller University whereby the parties resolved all disputes that have arisen between them. As part of the settlement, the Company agreed to pay Rockefeller, $5.0 million immediately upon settlement, $1.0 million on or before February 10, 2010, $1.0 million on or before February 10, 2011, and 50% of any milestone payment and 5.88% to 7.0% of certain royalties, in each case received by the Company pursuant to an agreement with SmithKline Beecham Corporation (now known as GlaxoSmithKline) entered into on December 29, 1994. The Company also agreed to pay Rockefeller 1.5% of world-wide net sales of LGD-4665 as certain payments are received by the Company pursuant to its agreement with SmithKline Beecham Corporation entered into on December 17, 2008. As of September 30, 2010, the Company has recorded a liability of $1.0 million related to the settlement, which is included in current portion of accrued litigation settlement costs in the accompanying balance sheets.

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

7. Acquisition of Metabasis

On January 27, 2010, the Company completed the acquisition of Metabasis Therapeutics, Inc., following approval of the transaction by Metabasis stockholders. As a result, the Company gained a fully funded partnership with Roche, additional pipeline assets and drug discovery technologies and resources. The transaction was first announced on October 27, 2009. The Company paid $1.8 million in cash, or approximately $0.046 per Metabasis share, to Metabasis’ stockholders. In addition, Metabasis stockholders received four tradable CVRs, one CVR from each of four respective series of CVRs, for each Metabasis share. The CVRs will entitle Metabasis stockholders to cash payments as frequently as every six months as cash is received by the Company from proceeds from Metabasis’ partnership with Roche or the sale or partnering of any of the Metabasis drug development programs, among other triggering events. The Company has also committed to spend at least $8.0 million in new research and development funding on the Metabasis programs within 42 months following the closing of the transaction.

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

In addition, at the closing of the acquisition, the Company recorded a $9.1 million contingent liability for amounts potentially due to holders of CVRs. The initial fair value of the liability was determined using quoted market prices of Metabasis common stock in active markets. The liability will be subsequently marked-to-market at each reporting period based upon the quoted market prices of the underlying CVR, and the change in fair value is recorded in the Company’s consolidated statements of operations. The carrying amount of the liability may fluctuate significantly based upon quoted market prices and actual amounts paid under the CVR agreements may be materially different than the carrying amount of the liability. The fair value of the liability at September 30, 2010 was $2.4 million, which is included in other long-term liabilities as management is unable to estimate the timing of potential future payments. As a result, the Company recorded other income of $2.5 million and $6.7 million during the three and nine months ended September 30, 2010.

8. Stockholders’ Equity

On November 8, 2010, following approval from the Company’s stockholders at a special meeting of stockholders on September 9, 2010, the Company announced a 1-for-6 reverse stock split of its common stock. Accordingly, all share, warrant, option and per share information for all periods presented has been restated to account for the effect of the reverse stock split.

Stock Option Activity

The following is a summary of the Company’s stock option plan activity and related information:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2009	668,579	$30.12
Granted	240,791	9.90
Exercised	—	—
Forfeited	(61,318)	13.02
Cancelled	(90,351)	55.98

Balance at September 30, 2010	757,701	$21.96	7.55	$17

Exercisable at September 30, 2010	391,613	$28.68	6.72	$8
Options expected to vest as of September 30, 2010	687,341	$22.62	7.46	$16

The weighted-average grant-date fair value of all stock options granted during the nine months ended September 30, 2010 was $6.36 per share. There were no options exercised during the nine months ended September 30, 2010. As of September 30, 2010, there was $3.9 million of total unrecognized compensation cost related to nonvested stock options. That cost is expected to be recognized over a weighted-average period of 2.6 years.

As of September 30, 2010, 1.3 million shares were available for future option grants or direct issuance under the Company’s 2002 Stock Incentive Plan, as amended.

Restricted Stock Activity

Restricted stock activity for the nine months ended September 30, 2010 is as follows:

	Shares	Weighted- Average Grant Date Stock Price
Nonvested at December 31, 2009	95,714	$19.74
Granted	58,172	9.60
Vested	(61,125)	18.60
Forfeited	(12,840)	13.14

Nonvested at September 30, 2010	79,921	$14.28

The weighted-average grant-date fair value of restricted stock granted during the nine months ended September 30, 2010 was $9.60 per share. As of September 30, 2010, there was $0.7 million of total unrecognized compensation cost related to nonvested restricted stock. That cost is expected to be recognized over a weighted-average period of 1.7 years.

Employee Stock Purchase Plan

The Company’s Employee Stock Purchase Plan, as amended and restated (the “Amended ESPP”) allows participants to purchase up to 1,250 shares of Ligand common stock during each offering period, but in no event may a participant purchase more than 1,250 shares of common stock during any calendar year. The length of each offering period is six months, and employees are eligible to participate in the first offering period beginning after their hire date.

The Amended ESPP allows employees to purchase Ligand common stock at the end of each six month period at a price equal to 85% of the lesser of fair market value on either the start date of the period or the last trading day of the period (the “Lookback Provision”). The 15% discount and the Lookback Provision make the Amended ESPP compensatory. There were 13,640 shares of common stock issued and $0.1 million of proceeds received under the Amended ESPP during the nine months ended September 30, 2010, and the Company recorded compensation expense of $51,000. There were 5,967 shares of common stock issued under the Amended ESPP during the nine months ended September 30, 2009, resulting in a compensation expense of $45,000. As of September 30, 2010, 105,147 shares were available for future purchases under the Amended ESPP.

Warrants

As of September 30, 2010, warrants to purchase 144,606 shares of the Company’s common stock were outstanding with an exercise price of $51.54 per share and an expiration date of April 2012, and warrants to purchase 17,592 shares of the Company’s common stock were outstanding with an exercise price of $56.82 per share and an expiration date of March 2011. The two series of warrants were assumed in the acquisition of Pharmacopeia, Inc.

As of September 30, 2010, 144,606 warrants with an exercise price of $179.40 per warrant and an expiration date of April 2013 were outstanding to purchase an aggregate of 129,360 shares of the Company’s common stock. If exercised, these warrants are also entitled to receive $0.1 million in cash and 981,411 of each of the Company’s four contingent value rights issued to Neurogen shareholders in December 2009. The series of warrants was assumed in the acquisition of Neurogen Corporation.

Share Repurchases

On June 15, 2010, the Company announced that its Board of Directors has authorized the Company to repurchase up to $10.0 million of its common stock from time to time in privately negotiated and open market transactions for a period of up to two years, subject to the Company’s evaluation of market conditions, applicable legal requirements and other factors. The Company is not obligated to acquire common stock under this program and the program may be suspended at any time. As of September 30, 2010, the Company had not made any repurchases of its common stock under this program.

9. Warrant Liability

In connection with the acquisition of Pharmacopeia, Inc., the Company assumed approximately 144,606 warrants to purchase its common stock. To qualify as permanent equity, an equity derivative must permit the issuer to settle in unregistered shares. Under securities law, if the warrants were issued in connection with a public offering and have a cash settlement feature at the holder’s option, a company does not have the ability to settle in unregistered shares. Therefore, the warrants cannot be classified as permanent equity and are instead classified as a liability. The warrants issued as part of Pharmacopeia’s equity financing in October 2006 meet this criteria, and have been recorded as a liability in the accompanying balance sheet. The fair value of the warrants is remeasured at each reporting date until the warrants are exercised or have expired. Changes in the fair value of the warrants are reported in the statement of operations as income (decreases) or expense (increases). At September 30, 2010 and December 31, 2009, the fair value of the warrants was approximately $0.1 million and $0.5 million, respectively, and is included in accrued liabilities.

The fair value of the warrants was calculated using the Black-Scholes option-pricing model with the following assumptions at September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009
Risk-free interest rate	0.4%	1.1%
Dividend yield	—	—
Expected volatility	81%	98%
Expected term	1.6 years	2.3 years

10. Common Stock Subject to Conditional Redemption

During the first quarter of 2009, the Company earned a milestone from Pfizer, Inc. (Pfizer). In the second quarter of 2009, pursuant to the Company’s 1991 research agreement and 1996 settlement agreement with Pfizer, Pfizer elected to pay the milestone by returning 53,889 shares of stock it owns in the Company, which at the date the milestone was earned had a market value of $0.9 million. Ligand retired the tendered shares in May 2009. The difference between the fair value of the shares tendered and the carrying value of such shares based on the contractual exchange ratio, approximately $3.1 million, was credited to additional paid-in capital. The Company is entitled to royalties on future sales from Pfizer, which pursuant to the 1996 settlement agreement, Pfizer may elect to pay by returning up to 112,371 shares of stock it owns in Ligand.

11. Subsequent Events

On November 1, 2010, the Company was notified by the Internal Revenue Service that it had received grants totaling $2.0 million in response to applications submitted for qualified investments in a qualifying therapeutic discovery project under section 48D of the Internal Revenue Code.

On November 3, 2010, the Company was notified by the Internal Revenue Service that it was granting the Company’s request for an extension of time to make a closing-of-the-books election with respect to an ownership change, within the meaning of section 382 of the Internal Revenue Code, for the 2007 tax year. The Company will file an amended 2007 federal tax return in the fourth quarter of 2010 and is evaluating the impact on the $25.1 million that was recorded by the Company as a liability for uncertain tax positions.

On November 9, 2010, following approval from the Company’s stockholders at a special meeting of stockholders on September 9, 2010, the Company announced a 1-for-6 reverse stock split of its common stock. Accordingly, all share, warrant, option and per share information for all periods presented has been restated to account for the effect of the reverse stock split.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Caution: This discussion and analysis may contain predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties, including those discussed in Part II, Item 1A “Risk Factors.” This outlook represents our current judgment on the future direction of our business. These statements include those related to our AVINZA, VIVIANT, CONBRIZA and PROMACTA royalty revenues, product returns, and product development, as well as our proposed reverse stock split. Actual events or results may differ materially from our expectations. For example, there can be no assurance that our revenues or expenses will meet any expectations or follow any trend(s), that we will be able to retain our key employees or that we will be able to enter into any strategic partnerships or other transactions. We cannot assure you that we will receive expected AVINZA, VIVIANT, CONBRIZA and PROMACTA royalties to support our ongoing business or that our internal or partnered pipeline products will progress in their development, gain marketing approval or achieve success in the market. In addition, ongoing or future arbitration, or litigation or disputes with third parties may have a material adverse effect on us. Such risks and uncertainties, and others, could cause actual results to differ materially from any future performance suggested. We undertake no obligation to release publicly the results of any revisions to these forward-looking statements to reflect events or circumstances arising after the date of this quarterly report. This caution is made under the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended.

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

Overview

We are a biotechnology company that focuses on drug discovery and early-stage development of pharmaceuticals that address critical unmet medical needs or that are more effective and/or safer than existing therapies, more convenient to administer and are cost effective. Our goal is to build a profitable company by generating income from research, milestone, and royalty revenues resulting from our collaborations with pharmaceutical partners. In order to meet this goal, we have entered into several transactions, described below, over the past several years.

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

On December 23, 2009, we acquired all of the outstanding common shares of Neurogen Corporation, or Neurogen. As consideration, we issued approximately 0.7 million shares of our common stock to Neurogen stockholders, or approximately 0.061 shares of our common stock for each outstanding Neurogen share, as well as approximately $0.6 million in cash. Security holders of Neurogen also received contingent value rights, or CVRs, under which they could receive cash payments under certain circumstances. Neurogen was a drug development company historically focusing on small-molecule drugs to improve the lives of patients suffering from psychiatric and neurological disorders with significant unmet medical needs. Neurogen had conducted its drug development independently and, when advantageous, collaborated with world-class pharmaceutical companies to access additional resources and expertise.

On January 27, 2010, we completed the acquisition of Metabasis Therapeutics, Inc., or Metabasis, following approval of the transaction by Metabasis stockholders. As a result, we gained a fully funded partnership with Hoffman-La Roche, or Roche, additional pipeline assets and drug discovery technologies and resources. We paid $1.6 million in cash, or approximately $0.046 per Metabasis share, to Metabasis’ stockholders. In addition,

Metabasis stockholders received four tradable CVRs, one CVR from each of four respective series of CVRs, for each Metabasis share. The CVRs will entitle the holders to cash payments as frequently as every six months as cash is received by us from proceeds from Metabasis’ partnership with Roche or the sale or partnering of any of the Metabasis drug development programs, among other triggering events. We have also committed to spend at least $8.0 million in new research and development funding on the Metabasis programs within 42 months following the closing of the transaction. Through September 30, 2010, we estimate that we have spent approximately $2.1 million of the committed amount.

In May 2010, we purchased from the Genaera Liquidating Trust certain intellectual property and interests in future milestones and royalties for MEDI-528, an IL-9 antibody program under development by AstraZeneca’s subsidiary, MedImmune. MEDI-528 is currently in a 320-patient Phase II study for moderate-to-severe asthma. We paid $2.8 million to the Genaera Liquidating Trust in connection with the purchase, which was recorded as acquired In-Process Research and Development (“IPR&D”). As part of the transaction, we also entered into a separate agreement with a Ligand shareholder, whereby the shareholder and we agreed to share the purchase price and any proceeds from the deal equally. Accordingly, we were reimbursed for $1.4 million of the purchase price.

In July 2010, we entered into an asset purchase agreement with Wyeth LLC, or Wyeth, a wholly owned subsidiary of Pfizer, Inc., to sell specific compounds, patents, protocols, data and know-how relating to the JAK-3 program that was being developed under the Research and License Agreement that Pharmacopeia and Wyeth had previously entered into on December 22, 2006, and amended on September 1, 2009. We received an aggregate payment of $3.0 million, and we retained the right to develop and commercialize defined JAK-3 compounds for non-human use or for topical uses for skin and eye diseases in humans.

In October 2010, we divested our combinatorial chemical library and associated proprietary technology for $1.8 million, of which, $1.0 million was received at closing and $0.8 million will be paid in equal annual payments over two years. In addition, under the agreement, we are entitled to receive 10% of all revenue from collaborations for a period of three years. The combinatorial chemistry asset, which we obtained through our acquisition of Pharmacopeia in December 2008, comprises an encoded combinatorial library collection (ECLiPS) and an ultra-high throughput screening platform.

In November 2010, Bristol-Myers Squibb, or BMS, presented proof of concept clinical data on p38 MAP kinase inhibitor, BMS-582949, in rheumatoid arthritis at the 74th annual meeting of the American College of Rheumatology. BMS also announced plans to initiate a new clinical study for BMS-582949 in 2011. BMS-582949 is an orally active p-38 mitogen-activated protein (MAP) kinase inhibitor. We are entitled to payments resulting from the successful achievement by BMS of certain clinical and regulatory milestones, as well as a royalty on future net sales.

Our current business strategy includes targeted internal drug research and early-stage development capabilities. We believe that we have promising product candidates throughout our internal development programs. We also have research and development collaborations for our product candidates with numerous global pharmaceutical companies. These collaborations include ongoing clinical programs at Bristol-Myers Squibb, or BMS, GlaxoSmithKline, or GSK, Pfizer, Merck & Co., Inc., or Merck, Roche and Celgene. We aim to create value for shareholders by advancing our internally developed programs through early pre-clinical or clinical development and then entering licensing agreements with larger pharmaceutical and biotechnology companies with substantially greater development and commercialization infrastructure. In addition to advancing our R&D programs, we expect to collect licensing fees and royalties from existing and future license agreements. We aim to build a profitable company by generating income from our corporate licenses.

We currently receive royalty revenues from King, Pfizer and GSK. In February 2007, we completed the sale of our AVINZA product line to King. As a result of the sale, we received the right to future royalties on the net sales of AVINZA through 2017.

In December 2008, the U.S. Food and Drug Administration, or FDA, granted accelerated approval of GSK’s PROMACTA for the treatment of thrombocytopenia in patients with chronic immune (idiopathic) thrombocytopenic purpura, or ITP, who have had an insufficient response to corticosteroids, immunoglobulins or splenectomy. PROMACTA is also approved under the trade name Revolade(R) in Japan, Europe, Venezuela, Kuwait, Chile and Russia. PROMACTA is the first oral thrombopoietin, or TPO, receptor agonist therapy for the treatment of adult patients with chronic ITP. In March 2010, GSK received approval for Revolade from the European Medicines Agency’s Committee for Medicinal Products for Human Use (CHMP) for the oral treatment of thrombocytopenia (reduced platelet count) in adults with the blood disorder chronic ITP. As a result of the regulatory approvals of PROMACTA, we are entitled to receive tiered royalties based on annual net sales of PROMACTA. As part of a settlement agreement and mutual release we entered into on February 11, 2009 with The Rockefeller University, or Rockefeller, we agreed to pay a share of such royalties to Rockefeller.

In October 2010, we announced that our partner Pfizer, Inc. launched VIVIANT(R) (bazedoxifene) in Japan for the treatment of postmenopausal osteoporosis. The drug is also marketed in Spain under the brand name CONBRIZA(R) through a co-promotion with Almirall, an international pharmaceutical company based in Spain. Pfizer received manufacturing and marketing approval for the product in Japan in July 2010. VIVIANT was approved in April 2009 by the European Commission (under the trade name CONBRIZA(R)) for the treatment of postmenopausal osteoporosis in women at increased risk of fracture. VIVIANT, a selective estrogen receptor modulator (SERM), is a result of the successful research collaboration between Wyeth (now Pfizer) and Ligand that began in 1994. Pfizer is responsible for the registration and worldwide marketing of bazedoxifene, a synthetic drug specifically designed to reduce the risk of osteoporotic fractures while also protecting uterine tissue. Ligand is entitled to receive tiered royalties on net sales of bazedoxifene. Any such royalties may be subject to reduction or offset for past milestone payments and/or may be subject to other terms and conditions set forth in our agreement.

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

In addition to Pfizer’s launch of bazedoxifene in Japan (VIVIANT) and Spain (CONBRIZA), the FDA has advised that it expects to convene an advisory committee to review the pending New Drug Applications, or NDAs, for both the treatment and prevention indications. Approvable letters were received for each of these NDAs, in which, among other things, the FDA requested further analyses and discussion concerning the incidence of stroke and venous thrombotic events, identified certain issues concerning data collection and reporting, and requested additional source documents. An FDA-requested advisory committee meeting is expected to be scheduled following submission of the complete response to the approvable letters. In April 2009, Pfizer received approval in the EU for CONBRIZA (the EU trade name for VIVIANT) for the treatment of postmenopausal osteoporosis in women at increased risk of fracture.

Pfizer is also developing bazedoxifene in combination with PREMARIN (Aprela) as a tissue selective estrogen complex under development for menopausal symptoms and osteoporosis. Two Phase III studies with bazedoxifene/conjugated estrogens (Aprela) showed reduced number and severity of hot flashes in symptomatic postmenopausal women by up to 80 percent when compared with placebo. Pfizer expects to file an initial New Drug Application, or NDA, in the second half of 2010. We are entitled to receive tiered royalties on these products.

Lasofoxifene (FABLYN®) is a product candidate that resulted from our collaboration with Pfizer. Pfizer submitted an NDA and an MAA for FABLYN for osteoporosis treatment in December 2007 and January 2008, respectively. The FDA Advisory Committee in early September 2008 voted 9-3 in favor of approving this drug. In January 2009, Pfizer received a complete response letter from the FDA requesting additional information for FABLYN. In February 2009 FABLYN received approval in the EU for the treatment of osteoporosis. Pfizer reported that following a strategic review, it decided to explore strategic options for FABLYN, including out-licensing or sale. Under the terms of our agreement with Pfizer, we are entitled to receive royalty payments on worldwide net sales of lasofoxifene for any indication. Any such royalties may be subject to reduction or offset for past milestone payments and/or may be subject to other terms and conditions set forth in our agreement.

Metabasis Contingent Value Rights

In January 2010, we completed our acquisition of Metabasis Therapeutics. In addition to cash consideration, we issued four tradable Contingent Value Rights (“CVRs”), one CVR from each of four respective series of CVRs, for each Metabasis share. The CVRs will entitle the holder to cash payments as frequently as every six months as cash is received by us from proceeds from Metabasis’ partnership with Roche or the sale or partnering of any of the Metabasis drug development programs, among other triggering events. We have also committed to spend at least $8 million in new research and development funding on the Metabasis programs within 42 months following the closing of the transaction. Through September 30, 2010, we estimate that we have spent approximately $2.1 million of the committed amount.

In April 2010, we earned a $6.5 million milestone payment from Roche as a result of Roche progressing RG7348 into a Phase I clinical trial for the treatment of hepatitis C viral (HCV) infection. The milestone payment arises from a 2008 collaboration and license agreement between Roche and Metabasis, and approximately 65% was distributed to CVR holders in June 2010.

Results of Operations

Total revenues for the three and nine months ended September 30, 2010 were $7.8 million and $19.6 million, respectively, compared to $7.9 million and $25.0 million for the same periods in 2009. We reported losses from continuing operations of $11.9 million and $15.1 million, respectively, for the three and nine months ended September 30, 2010, compared to income from operations of $1.1 million for the three months ended September 30, 2009 and a $10.9 million loss from continuing operations for the nine months ended September 30, 2009.

Royalty Revenue

Royalty revenues were $1.8 million and $5.3 million for the three and nine months ended September 30, 2010, respectively, compared to $1.7 million and $6.4 million for the same periods in 2009. The increase in royalty revenues of $0.1 million for the three months ended September 30, 2010, compared to the same period in 2009, is primarily due to continued increases in PROMACTA sales. The decrease in royalty revenues of $1.1 million for the nine months ended September 30, 2010, compared to the same period in 2009, is primarily due to a decrease in AVINZA sales.

Collaborative Research and Development and Other Revenues

We recorded collaborative research and development and other revenues of $6.0 million and $14.3 million for the three and nine months ended September 30, 2010, respectively, compared to $6.3 million and $18.6 million for the same periods in 2009. For 2010, $1.7 million of deferred revenue was recognized as the result of the termination of a collaboration agreement. The decreases of $0.3 million and $4.3 million, respectively, for the three and nine months ended September 30, 2010, compared to the same periods in 2009, are primarily due to the termination of our remaining research obligations under collaboration agreements.

Research and Development Expenses

The major components of research and development expenses are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Internal research programs	$2,303	$2,418	$8,321	$9,304
Collaborative research	2,179	6,754	8,655	14,822
Development	453	749	1,936	5,618

Total research and development	$4,935	$9,921	$18,912	$29,744

Research and development expenses were $4.9 million and $18.9 million for the three and nine months ended

September 30, 2010, respectively, compared to $9.9 million and $29.7 million for the same 2009 periods. The decrease of $5.0 million for the three months ended September 30, 2010, compared to the same period in 2009, is primarily due to $4.5 million of costs associated with collaboration agreements that were terminated and $0.3 million of costs associated with clinical trials. The decrease of $10.8 million for the nine months ended September 30, 2010, compared to the same period in 2009, is primarily due to $6.1 million of costs associated with collaboration agreements that were terminated, $3.7 million of costs associated with clinical trials, and $1.0 million in reduced headcount related costs associated with internal research programs.

A summary of our significant internal research and development programs as of September 30, 2010 is as follows:

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

General and Administrative Expenses

General and administrative expenses were $3.1 million and $9.4 million for the three and nine months ended September 30, 2010, respectively, compared to $2.4 million and $12.2 million for the same periods in 2009. The increase of $0.7 million for the three months ended September 30, 2010, compared to the same period in 2009, is primarily due to costs associated with the acquisitions of Neurogen and Metabasis and other legal-related matters, partially offset by lower facilities costs as a result of our lease termination in 2009. The decrease of $2.8 million for the nine months ended September 30, 2010, compared to the same period in 2009, is primarily due to lower headcount related costs as a result of staff reductions, lower facilities costs as a result of our lease termination in 2009 and lower legal costs. These decreases were partially offset by costs associated with the acquisitions of Neurogen and Metabasis.

Lease Termination and Exit Costs

In August 2009, we entered into a lease termination agreement for our corporate facility in San Diego. Under the terms of the agreement, we will pay a termination fee of $14.3 million as follows: $4.5 million was paid upon signing, $4.5 million was paid in July 2010 and $5.3 million will be paid in April 2011. As a result, during the third quarter of 2009, we recorded lease termination costs of $15.2 million, which includes the net present value of the lease termination payments of $14.3 million and $0.9 million of other costs associated with the lease termination.

In September 2010, we ceased use of our facility located in Cranbury, New Jersey. As a result, during the quarter ended September 30, 2010, we recorded lease exit costs of $9.7 million for costs related to the difference between the remaining lease obligations of the abandoned operating leases, which run through August 2016, and management’s estimate of potential future sublease income, discounted to present value. Actual future sublease income may differ materially from our estimate, which would result in us recording additional expense or reductions in expense. In addition, we wrote-off approximately $5.4 million of property and equipment related to the facility closure and recorded approximately $0.8 million of severance related costs.

Write-off of acquired in-process research and development

For acquisitions prior to January 1, 2009, the fair value of acquired IPR&D projects, which have no alternative future use and which have not reached technological feasibility at the date of acquisition, were immediately expensed. As a result of adjustments to our purchase price allocation related to our acquisition of Pharmacopeia, Inc. in December 2008, we wrote-off an additional $0.4 million of acquired IPR&D during the nine months ended September 30, 2009.

Accretion of Deferred Gain on Sale Leaseback

On November 9, 2006, we sold real property located in San Diego, California for a sale price of $47.6 million. This property included our corporate headquarter building totaling approximately 82,500 square feet, the land on which the building was situated, and two adjacent vacant lots. As part of the sale transaction, we agreed to leaseback the building for a period of 15 years. We recognized an immediate pre-tax gain on the sale transaction of $3.1 million and deferred a gain of $29.5 million on the sale of the building. The deferred gain was being recognized on a straight-line basis over the 15 year term of the lease at a rate of approximately $2.0 million per year. In August 2009, we entered into a lease termination agreement for this building. As a result, we recognized $20.4 million of accretion of deferred gain during the quarter ended September 30, 2009, and will recognize the remaining balance of the deferred gain through the term of our new building lease, which expires in December 2011. The amount of the deferred gain recognized for the three and nine months ended September 30, 2010 was $0.4 million and $1.3 million, respectively, compared to $20.4 million and $21.4 million for the same periods in 2009.

Interest Income, net

Interest income was $0.1 million and $0.4 million for the three and nine months ended September 30, 2010, respectively, compared to $0.2 million and $0.4 million for the same periods in 2009. Interest income in 2010 was comparable to 2009 as lower cash and investment balances were offset by higher yields.

Decrease in Liability for Contingent Value Rights

We recorded a decrease in liability for CVRs of $2.5 million and $6.7 million for the three and nine months ended September 30, 2010, respectively. The decrease relates to our liability for amounts potentially due to holders of CVRs associated with our Metabasis acquisition. The initial fair value of the liability was determined using quoted market prices of Metabasis common stock in active markets. The liability is subsequently marked-to-market at each reporting period based upon the quoted market prices of the underlying CVR, and the change in fair value is recorded in our consolidated statements of operations. The carrying amount of the liability may fluctuate significantly based upon quoted market prices and actual amounts paid under the CVR agreements may be materially different than the carrying amount of the liability. The fair value of the liability at September 30, 2010 was $2.4 million, compared to $9.1 million at the date of acquisition.

Income Taxes

We recorded income tax expense of $0.4 million and $1.3 million for the three and nine months ended September 30, 2010, respectively, primarily related to estimated interest on a proposed underpayment of tax as well as differences in book and tax bases of certain items as a result of our recent acquisitions. In December 2009, the Internal Revenue Service, or IRS, issued to us a Notice of Proposed Adjustment, or NOPA, seeking an increase to our taxable income for the 2007 fiscal year of $71.5 million and a $4.1 million penalty for substantial underpayment of tax in fiscal 2007. We responded to the NOPA in February 2010, disagreeing with the conclusions reached by the IRS in the NOPA. We have recorded a liability for uncertain tax positions of $25.1 million related to the income tax effect of the NOPA and $3.8 million related to estimated interest due on the proposed underpayment of tax. We also recorded deferred income tax assets of $25.1 million associated with the ability to carry back losses from 2008 and 2009 to offset the NOPA. In addition, we recorded an income tax receivable of $4.5 million associated with changes in income tax law in relation to prior AMT taxes paid on carry back periods. We have not recorded the penalties proposed by the IRS in our financial statements as we believe that we met the appropriate standard for the tax position on our 2007 tax return. If we are unsuccessful in our negotiations with the IRS, we may be required to pay the $4.1 million penalty and utilize a significant amount of our net operating loss carryforwards. On November 3, 2010, we were notified by the Internal Revenue Service that it was granting our request for an extension of time to make a closing-of-the-books election with respect to an ownership change, within the meaning of section 382 of the Internal Revenue Code, for the 2007 tax year. We will file an amended 2007 federal tax return in the fourth quarter of 2010 and are evaluating the impact on the $25.1 million that was recorded by us as a liability for uncertain tax positions.

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

During the three and nine months ended September 30, 2010, we recognized a $1,000 and a $0.2 million pre-tax gain due to subsequent changes in certain estimates and liabilities recorded as of the sale date. During the three and nine months ended September 30, 2009, we recognized a $0.1 million and a $0.6 million pre-tax gain, respectively, due to subsequent changes in certain estimates and liabilities recorded as of the sale date.

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

During the three and nine months ended September 30, 2010, we recognized pre-tax gains of $11,000 and $23,000, respectively, due to subsequent changes in certain estimates and liabilities recorded as of the sale date. During the three and nine months ended September 30, 2009, we recognized pre-tax gains of $0.6 million and $5.3 million, respectively, due to subsequent changes in certain estimates and liabilities recorded as of the sale date.

Income Taxes

We recorded no provision for income taxes related to discontinued operations for the three and nine months ended September 30, 2010 and 2009 as we did not realize any taxable income from either discontinued or continuing operations.

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

We had a working capital deficit of $1.4 million at September 30, 2010 compared to working capital of $16.0 million at December 31, 2009. Available cash, cash equivalents and short-term investments totaled $24.1 million as of September 30, 2010 compared to $53.2 million as of December 31, 2009. We primarily invest our cash in certificates of deposit and United States government and investment grade corporate debt securities.

On July 19, 2007, we purchased $5.0 million of commercial paper issued by Golden Key Ltd. The investment was highly-rated and within our investment policy at the time of purchase, but during the third quarter of 2007, large credit rating agencies downgraded the quality of this security. In addition, as a result of not meeting certain liquidity covenants, the assets were assigned to a trustee who established a committee of the largest senior credit holders to determine the next steps. Subsequently, Golden Key defaulted on its obligation to settle the security on the stated maturity date of October 10, 2007. During the quarter ended September 30, 2010, the assets of Golden Key Ltd. were sold through an auction process and, as a result, we received a final cash distribution of approximately $2.9 million.

In August 2009, we entered into a lease termination agreement for our corporate facility in San Diego. Under the terms of the agreement, we will pay a termination fee of $14.3 million as follows: $4.5 million was paid upon signing, $4.5 million was paid in July 2010 and $5.3 million will be paid in April 2011. In addition, we entered into a new lease for a period of 27 months commencing October 2009, for premises consisting of office and lab space located in San Diego to serve as our new corporate headquarters.

In December 2009, the Internal Revenue Service, or IRS, issued to us a Notice of Proposed Adjustment, or NOPA, seeking an increase to our taxable income for the 2007 fiscal year of $71.5 million and a $4.1 million penalty for substantial underpayment of tax in fiscal 2007. We responded to the NOPA in February 2010, disagreeing with the conclusions reached by the IRS in the NOPA. We have recorded a liability for uncertain tax positions of $25.1 million related to the income tax effect of the NOPA and $3.8 million related to estimated interest due on the proposed underpayment of tax. We also recorded deferred income tax assets of $25.1 million associated with the ability to carry back losses from 2008 and 2009 to offset the NOPA. In addition, we recorded an income tax receivable of $4.5 million associated with changes in income tax law in relation to prior AMT taxes paid on carry back periods. We have not recorded the penalties proposed by the IRS in our financial statements as we believe that we met the appropriate standard for the tax position on our 2007 tax return. If we are unsuccessful in our negotiations with the IRS, we may be required to pay the $4.1 million penalty and utilize a significant amount of our net operating loss carryforwards. On November 3, 2010, we were notified by the Internal Revenue Service that it was granting our request for an extension of time to make a closing-of-the-books election with respect to an ownership change, within the meaning of section 382 of the Internal Revenue Code, for the 2007 tax year. We will file an amended 2007 federal tax return in the fourth quarter of 2010 and are evaluating the impact on the $25.1 million that was recorded by us as a liability for uncertain tax positions.

Based on management’s plans, including expense reductions, if necessary, and our current business outlook, we believe our currently available cash, cash equivalents, and short-term investments as well as our current and future royalty, license and milestone revenues will be sufficient to satisfy our anticipated operating and capital requirements through at least the next twelve months. Our future operating and capital requirements will depend on many factors, including, but not limited to: the pace of scientific progress in our research and development programs; the magnitude of these programs; the scope and results of preclinical testing and clinical trials; the time and costs involved in obtaining regulatory approvals; the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims; competing technological and market developments; the amount of royalties on sales of AVINZA, VIVIANT, CONBRIZA and PROMACTA; the efforts of our collaborative partners; obligations under our operating lease agreements and lease termination agreement; and the capital requirements of any companies we may acquire, including Neurogen and Metabasis.

Operating Activities

Operating activities used cash of $25.8 million for the nine months ended September 30, 2010, compared to $32.5 million for the same period in 2009.

The use of cash for the nine months ended September 30, 2010 reflects a net loss of $14.9 million, adjusted by $0.3 million of gain from discontinued operations and $10.1 million of non-cash items to reconcile the net income to net cash used in operations. These reconciling items primarily reflect non-cash lease costs of $9.6 million, loss on asset write-offs of $5.0 million, depreciation of assets of $2.1 million and the recognition of $2.0 million of stock-based compensation expense, partially offset by the change in estimated fair value of CVRs of $6.7 million, accretion of deferred gain on the sale leaseback of the building of $1.3 million and realized gain on investment of $0.6 million. The use of cash during the nine months ended September 30, 2010 is further impacted by changes in operating assets and liabilities due primarily to decreases in accounts payable and accrued liabilities of $14.2 million, an increase in other long term assets of $0.4 million, a decrease in other liabilities of $1.1 million and a decrease in deferred revenue of $5.9 million, partially offset by a decrease in accounts receivable, net of $0.5 million. Net cash provided by operating activities of discontinued operations was $0.3 million for the nine months ended September 30, 2010.

The use of cash for the nine months ended September 30, 2009 reflects a net loss of $5.0 million, adjusted by $5.9 million of gain from discontinued operations and $15.3 million of non-cash items to reconcile the net income to net cash used in operations. These reconciling items primarily reflect the accretion of deferred gain on the sale leaseback of the building of $21.4 million and non-cash development milestones of $0.9 million, partially offset by the recognition of $2.4 million of stock-based compensation expense, depreciation of assets of $2.4 million, non-cash lease costs of $0.3 million, write-off of acquired in-process research and development of $0.4 million and the amortization of acquired intangible assets of $1.5 million. The use of cash during the nine months ended September 30, 2009 is further impacted by changes in operating assets and liabilities due primarily to decreases in accounts payable and accrued liabilities of $7.9 million, an increase in accounts receivable, net of $2.1 million and a decrease in deferred revenue of $7.0 million, partially offset by the release of our $10.1 million restricted indemnity account as a result of the completion of the SEC investigation, a decrease in other current assets of $0.6 million and an increase in other liabilities of $3.4 million. Net cash used in operating activities of discontinued operations was $3.3 million for the nine months ended September 30, 2009.

Investing Activities

Investing activities provided cash of $13.5 million for the nine months ended September 30, 2010, compared to $12.7 million for the same 2009 period.

Cash provided by investing activities during the nine months ended September 30, 2010 primarily reflects the net proceeds from the sale of short-term investments of $17.5 million and the proceeds from the sale of property, equipment and buildings of $0.6 million, partially offset by $2.8 million paid for the acquisition of Metabasis and $1.4 million for the acquisition of intellectual property. None of the cash provided by investing activities for the nine months ended September 30, 2010 related to discontinued operations.

Cash provided by investing activities during the nine months ended September 30, 2009 primarily reflects the net proceeds from the sale of short-term investments of $13.0 million, partially offset by purchases of property and equipment of $0.5 million. None of the cash used in investing activities for the nine months ended September 30, 2009 related to discontinued operations.

Financing Activities

Financing activities provided cash of $19,000 for the nine months ended September 30, 2010, compared to $3.8 million of cash used in financing activities for the same 2009 period.

Cash provided by financing activities for the nine months ended September 30, 2010 primarily reflects $0.1 million of proceeds from the issuance of common stock upon the exercise of stock options, partially offset by payments under equipment financing obligations of $0.1 million.

Cash used for the nine months ended September 30, 2009 primarily reflects payments under equipment financing obligations of $0.4 million and the repayment of debt of $3.4 million related to an equipment line of credit acquired from Pharmacopeia that was paid off in January 2009.

On June 15, 2010, we announced that our Board of Directors has authorized us to repurchase up to $10.0 million of our common stock from time to time in privately negotiated and open market transactions for a period of up to two years, subject to our evaluation of market conditions, applicable legal requirements and other factors. We are not obligated to acquire common stock under this program and the program may be suspended at any time. As of September 30, 2010, we had not made any repurchases of our common stock under this program.

None of the cash used in financing activities for the nine months ended September 30, 2010 and 2009 relates to discontinued operations.

Other

As part of certain of our strategic alliances with our research partners, we have received up-front cash payments and licenses to certain product candidates. In connection with these agreements, we were obligated to perform significant research and development activities over multiple years. As of September 30, 2010, we had no remaining obligations to perform research and development activities under these agreements.

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

In connection with the acquisition of Metabasis Therapeutics on January 27, 2010, Metabasis security holders received CVRs under four CVR agreements. The CVRs entitle the holders to cash payments upon the sale or licensing of certain assets and upon the achievement of specified milestones.

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

Contractual Obligations

As of September 30, 2010, future minimum payments due under our contractual obligations are as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations (1)	$28,066	$6,007	$10,011	$9,558	$2,490
Consulting agreements	265	265	—	—	—
Lease termination payments	5,300	5,300	—	—	—
Co-promote termination liability (2)	—	—	—	—	—

Total contractual obligations	$33,631	$11,572	$10,011	$9,558	$2,490

(1)

We lease an office and research facility under an operating lease arrangement through July 2015. Commencing January 2008, we sublet this facility through July 2015. The sublease agreement provides for a 3% increase in annual rents. As of September 30, 2010, we expect to receive aggregate future minimum lease payments totaling $4.6 million (nondiscounted) over the duration of the sublease agreement as follows: less than one year, $0.9 million; one to three years, $2.0 million; and three to five years, $1.7 million.

(2)

Our co-promote termination obligation to Organon was assumed by King pursuant to the AVINZA Purchase Agreement. However, as Organon did not consent to the legal assignment of the obligation to King, we remain liable to Organon in the event of King’s default of the obligation. We have excluded payments under the co-promote termination liability from the table as amounts are expected to be reimbursed by King. As of September 30, 2010, the total estimated amount of the obligation is $60.6 million on an undiscounted basis.

As of September 30, 2010, we have net open purchase orders (defined as total open purchase orders less any accruals or invoices charged to or amounts paid against such purchase orders) totaling approximately $2.7 million. We plan to spend approximately $0.1 million on capital expenditures during the remainder of 2010. In addition, under the terms of our merger with Metabasis, we are committed to spend at least $8.0 million in new research and development funding on the Metabasis programs within 42 months following the closing of the transaction. Through September 30, 2010, we estimate that we have spent approximately $2.1 million of the committed amount.

On June 15, 2010, we committed to a plan to close our operations at our Cranbury, New Jersey facility, with an expected completion in the fourth quarter of 2010. In September 2010, we ceased use of this facility. As a result, during the quarter ended September 30, 2010, we recorded lease exit costs of $9.7 million for costs related to the difference between the remaining lease obligations of the abandoned operating leases, which run through August 2016, and management’s estimate of potential future sublease income, discounted to present value.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At September 30, 2010, our investment portfolio included fixed-income securities of $21.6 million. These securities are subject to interest rate risk and will decline in value if interest rates increase. However, due to the short duration of our investment portfolio, an immediate 10% change in interest rates is not expected to have a material impact on our financial condition, results of operations or cash flows. At September 30, 2010, we also had certain equipment financing arrangements with variable rates of interest. Due to the relative insignificance of such arrangements, however, an immediate 10% change in interest rates would have no material impact on our financial condition, results of operations, or cash flows. Declines in interest rates over time will, however, reduce our interest income, while increases in interest rates over time will increase our interest expense.

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

In December 2009, the Internal Revenue Service, or IRS, issued to us a Notice of Proposed Adjustment, or NOPA, seeking an increase to our taxable income for the 2007 fiscal year of $71.5 million and a $4.1 million penalty for substantial underpayment of tax in fiscal 2007. We responded to the NOPA in February 2010, disagreeing with the conclusions reached by the IRS in the NOPA. We have recorded a liability for uncertain tax positions of $25.1 million related to the income tax effect of the NOPA and $3.8 million related to estimated interest due on the proposed underpayment of tax. We also recorded deferred income tax assets of $25.1 million associated with the ability to carry back losses from 2008 and 2009 to offset the NOPA. In addition, we recorded an income tax receivable of $4.5 million associated with changes in income tax law in relation to prior AMT taxes paid on carry back periods. We have not recorded the penalties proposed by the IRS in our financial statements as we believe that we met the appropriate standard for the tax position on our 2007 tax return. If we are unsuccessful in our negotiations with the IRS, we may be required to pay the $4.1 million penalty and utilize a significant amount of our net operating loss carryforwards. On November 3, 2010, we were notified by the Internal Revenue Service that it was granting our request for an extension of time to make a closing-of-the-books election with respect to an ownership change, within the meaning of section 382 of the Internal Revenue Code, for the 2007 tax year. We will file an amended 2007 federal tax return in the fourth quarter of 2010 and are evaluating the impact on the $25.1 million that was recorded by us as a liability for uncertain tax positions.

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

Risks Related To Us and Our Business.

Royalties based on sales of AVINZA and PROMACTA represent a substantial portion of our revenues.*

King is obligated to pay us royalties based on its sales of AVINZA and GSK is obligated to pay us royalties on its sales of PROMACTA. These royalties represented 23% and 21% of total revenues for the three months ended September 30, 2010 and 2009, respectively, and 27% and 26% of total revenues for the nine months ended September 30, 2010 and 2009, respectively, and will continue to be a substantial portion of our ongoing revenues for some time. We also receive milestones and collaborative revenue from our partners in various collaborations, but the amount of such revenue is unknown and highly uncertain. As a result, any setback that may occur with respect to AVINZA or PROMACTA could significantly impair our operating results and/or reduce the market price of our stock, as could any reduction in our expected milestone and collaborative revenue. Setbacks for AVINZA and PROMACTA could include problems with shipping, distribution, manufacturing, product safety, marketing, government licenses and approvals, intellectual property rights, competition with existing or new products and physician or patient acceptance of the products, as well as higher than expected total rebates, returns or discounts.

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

On September 10, 2007, King reported that Actavis, a manufacturer of generic pharmaceutical products headquartered in Iceland, had filed with the FDA an Abbreviated New Drug Application, or ANDA, with a Paragraph IV Certification pertaining to AVINZA, the rights to which were acquired by King from us in February 2007. According to the report, Actavis’s Paragraph IV Certification sets forth allegations that U.S. Patent No. 6,066,339, or the 339 patent, which pertains to AVINZA, and which is listed in the FDA’s Approved Drug Products With Therapeutic Equivalence Evaluations, will not be infringed by Actavis’s manufacture, use, or sale of the product for which the ANDA was submitted. The expiration date for this patent is November 2017. King, King Pharmaceuticals Research and Development, Inc., Elan Corporation, plc, or Elan, and Elan Pharma International Ltd. jointly filed suit in federal district court in New Jersey on October 18, 2007 against Actavis, Inc. and Actavis Elizabeth LLC for patent infringement under the 339 patent. The lawsuit seeks a judgment that would, among other things, prevent Actavis from commercializing its proposed morphine product until after expiration of the 339 patent. The Court held a claim construction hearing on March 19, 2010 and issued a ruling. The Court has scheduled trial to begin on February 7, 2011. The close of all discovery is currently set for January 7, 2011.

On July 21, 2009, King, King Pharmaceuticals Research and Development, Inc., Elan and Elan Pharma International Ltd. jointly filed suit in federal district court in New Jersey against Sandoz Inc., or Sandoz, for patent infringement under the 339 patent. According to the complaint, Sandoz filed an ANDA for morphine sulfate extended release capsules and, in connection with the ANDA filing, Sandoz provided written certification to the FDA alleging that the claims of the 339 patent are invalid, unenforceable and/or will not be infringed by the manufacture, use or sale of Sandoz’s proposed morphine product. Similar to the lawsuit against Actavis, this lawsuit seeks a judgment that would, among other things, prevent Sandoz from commercializing its proposed morphine product until after expiration of the 339 patent. The parties are in the midst of fact discovery. A claim construction hearing was held on September 23, 2010 and the Court issued a ruling on October 1, 2010. Trial is currently set for May 9, 2011.

AVINZA was licensed from Elan, which is its sole manufacturer. Any problems with Elan’s manufacturing operations or capacity could reduce sales of AVINZA, as could any licensing or other contract disputes with Elan, raw materials suppliers, or others.

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

If we consume cash more quickly than expected, and if we are unable to raise additional capital, we may be forced to curtail operations.*

Our operations have consumed substantial amounts of cash since inception. Clinical and preclinical development of drug candidates is a long, expensive and uncertain process. Also, we may acquire companies, businesses or products and the consummation of such acquisitions may consume additional cash. For example, as part of the consideration for our recent acquisition of Pharmacopeia, we distributed approximately $9.3 million in cash to Pharmacopeia stockholders. Security-holders of Pharmacopeia also received contingent value rights under which we could be required to make an aggregate cash payment of $15.0 million to such security-holders under certain circumstances. Security holders of Neurogen and Metabasis also received contingent value rights under which we could be required to make unspecified payments under certain circumstances. In April 2010, we earned a $6.5 million milestone payment from Roche as a result of Roche progressing RG7348 into a Phase I clinical trial for the treatment of HCV infection. The milestone payment arises from a 2008 collaboration and license agreement between Roche and Metabasis and approximately 65% was distributed to CVR holders under a contingent value rights agreement and the former landlord of Metabasis.

In December 2009, the Internal Revenue Service, or IRS, issued to us a Notice of Proposed Adjustment, or NOPA, seeking an increase to our taxable income for the 2007 fiscal year of $71.5 million and a $4.1 million penalty for substantial underpayment of tax in fiscal 2007. We responded to the NOPA in February 2010, disagreeing with the conclusions reached by the IRS in the NOPA. We recorded a liability for uncertain tax positions of $25.1 million related to the income tax effect of the NOPA and $3.8 million related to estimated interest due on the proposed underpayment of tax. We also recorded deferred income tax assets of $25.1 million associated with the ability to carry back losses from 2008 and 2009 to offset the NOPA. In addition, we recorded an income tax receivable of $4.5 million associated with changes in income tax law in relation to prior AMT taxes paid on carry back periods. We have not recorded the penalties proposed by the IRS in our financial statements as we believe that we met the appropriate standard for the tax position on our 2007 tax return. If we are unsuccessful in our negotiations with the IRS, we may be required to pay the $4.1 million penalty and utilize a significant amount of our net operating loss carryforwards. On November 3, 2010, we were notified by the Internal Revenue Service that it was granting our request for an extension of time to make a closing-of-the-books election with respect to an ownership change, within the meaning of section 382 of the Internal Revenue Code, for the 2007 tax year. We will file an amended 2007 federal tax return in the fourth quarter of 2010 and are evaluating the impact on the $25.1 million that was recorded by us as a liability for uncertain tax positions.

On June 15, 2010, we committed to a plan to close our operations at our Cranbury, New Jersey facility, with an expected completion in the fourth quarter of 2010. In September 2010, we ceased use of this facility. As a result, during the quarter ended September 30, 2010, we recorded lease exit costs of $9.7 million for costs related to the difference between the remaining lease obligations of the abandoned operating leases, which run through August 2016, and management’s estimate of potential future sublease income, discounted to present value.

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

•	changes in collaborative relationships, including the funding we receive in connection with those relationships;

•	the progress of our milestone and royalty producing activities;

•	our ability to reach a favorable resolution with the IRS with respect to their audit of our fiscal 2007 federal tax return, or to other potential tax assessments;

•	acquisitions of other businesses or technologies;

•	the termination of our lease agreements;

•	the costs of the closure of our operations at our Cranbury, New Jersey facility;

•	the purchase of additional capital equipment;

•	cash payments, including CVR payments, or refunds we may be required to make pursuant to certain agreements with third parties;

•	competing technological and market developments; and

•	the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights, and the outcome of related litigation.

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

On May 13, 2010, Pfizer Inc. announced in a Form 10-Q filed with the SEC that it is in the process of withdrawing its NDAs with the FDA relating to Fablyn (lasofoxifene tartrate). As previously disclosed, Fablyn is a selective estrogen receptor modulator product candidate that resulted from a collaboration between Pfizer and us formed to develop therapies for osteoporosis. Pfizer submitted an NDA to the FDA and a marketing authorization application to the European Medicines Agency for Fablyn for the treatment of osteoporosis in December 2007 and January 2008, respectively, and in February 2009, Pfizer received approval from the European Commission for Fablyn tablets. Under the terms of our agreement with Pfizer, we are entitled to receive royalty payments on worldwide net sales of lasofoxifene for any indication. Pfizer has indicated that it is exploring strategic options for Fablyn, including out-licensing or sale.

On September 7, 2010, we received notice from GSK that it was exercising its right to terminate the Product Development and Commercialization Agreement, dated as of March 24, 2006 and as amended, among SmithKlineBeecham Corporation, doing business as GlaxoSmithKline, Glaxo Group Limited and Pharmacopeia, LLC, as successor to Pharmacopeia Drug Discovery, Inc. The termination became effective on October 7, 2010. Absent the termination by GSK, the research term under this agreement would have terminated on March 24, 2011. Following termination, we retained rights to the current programs under this agreement and may continue to develop the programs and commercialize any products resulting from the programs, or we may elect to cease progressing the programs and/or seek other partners for further development and commercialization.

In October, 2010, Pfizer announced that it had entered into an agreement to acquire King. Pfizer has commenced a tender offer and Pfizer and King are targeting a late fourth-quarter 2010 or first-quarter 2011 closing assuming execution of the tender process and receipt of the appropriate regulatory clearances. There can be no assurance of the impact that this anticipated acquisition will have on our relationship with Pfizer or King, or that the acquisition will occur at all.

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

Third party intellectual property may prevent us or our partners from developing our potential products and we may owe a portion of any payments we receive from our collaborative partners to one or more third parties.*

Our success will depend on our ability and the ability of our collaborative partners to avoid infringing the proprietary rights of others, both in the United States and in foreign countries. In addition, disputes with licensors under our license agreements may arise which could result in additional financial liability or loss of important technology and potential products and related revenue, if any. Further, the manufacture, use or sale of our potential products or our collaborative partners’ products or potential products may infringe the patent rights of others. This could impact AVINZA, PROMACTA, VIVIANT and CONBRIZA (bazedoxifene), lasofoxifene, LGD-4665, and any other products or potential products.

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

Our product development involves a number of uncertainties, and we may never generate sufficient collaborative payments and royalties from the development of products to become profitable.*

We were founded in 1987. We have incurred significant losses since our inception. As of September 30, 2010, our accumulated deficit was $696.5 million.

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

We will have continuing obligations to indemnify the buyers of our commercial product lines, and may be subject to other liabilities related to the sale of our commercial product lines.*

We agreed to indemnify Eisai and King under certain circumstances pursuant to the asset purchase agreements we entered into with Eisai and King in connection with the sale of our commercial product lines. Some of our indemnification obligations still remain and our potential liability in certain circumstances is not limited to specific dollar amounts. We cannot predict the liabilities that may arise as a result of these matters. Any claims related to our indemnification obligations to King or Eisai could materially and adversely affect our financial condition.

In addition, King assumed our obligation to make payments to Organon based on net sales of AVINZA (the fair value of which was $38.4 million as of September 30, 2010). We remain liable to Organon in the event King defaults on this obligation. Any requirement to pay a material amount to Organon, could adversely affect our business and the price of our securities.

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

While we expect to fund our research and development activities from cash generated from AVINZA, PROMACTA, VIVIANT and CONBRIZA royalties and royalties and milestones from our partners in various past and future collaborations to the extent possible, if we are unable to do so, we may need to complete additional equity or debt financings or seek other external means of financing. These financings could depress our stock price. If additional funds are required to support our operations and we are unable to obtain them on terms favorable to us, we may be required to cease or reduce further development or commercialization of our products, to sell some or all of our technology or assets or to merge with another entity.

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

We may be unable to successfully integrate the businesses of Neurogen, Metabasis and/or Pharmacopeia and realize the anticipated benefits of the mergers.*

In December 2008, we completed our merger with Pharmacopeia. In December 2009, we completed our merger with Neurogen and in January 2010, we completed our merger with Metabasis. The success of these mergers will depend, in part, on our ability to realize the anticipated synergies, growth opportunities and cost savings from integrating Pharmacopeia’s, Neurogen’s and/or Metabasis’ business with our business. Our success in realizing these benefits and the timing of this realization depend upon the successful integration of the operations of Pharmacopeia, Neurogen and/or Metabasis. The integration of independent companies is a complex, costly and time-consuming process. It is possible that the integration processes could result in the loss of key employees, diversion of each company’s management’s attention, the disruption or interruption of, or the loss of momentum in, each company’s ongoing business or inconsistencies in standards, controls, procedures and policies, any of which could adversely affect either company’s ability to maintain relationships with licensors, collaborators, partners, suppliers and employees or our ability to achieve the anticipated benefits of the merger, or could reduce our earnings or otherwise adversely affect the business and financial results of the combined company and, as a result, adversely affect the market price of our common stock.

During the integration process for our Metabasis acquisition, we have become aware that the electronic data we received as part of the acquisition is incomplete due to the data retention and backup policies in place at Metabasis prior to the time of the acquisition. We are in the process of determining the impact of the deficiencies. The missing electronic data could impact our ability to partner affected compounds and may lead to increased costs and development time for affected programs, which could impact our ability to achieve the anticipated benefits of the acquisition and lead to unanticipated development costs.

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

Our stock price has been volatile and could experience a sudden decline in value.*

Our common stock has experienced significant price and volume fluctuations and may continue to experience volatility in the future. As a result, you may not be able to sell your shares quickly or at the latest market price if trading in our stock is not active or the volume is low. On June 15, 2010, we announced that our Board of Directors approved a reverse stock split of the Company’s outstanding common stock at a ratio in the range of 1-for-5 to 1-for-10. Our stockholders approved the reverse stock split at a special meeting held on September 9, 2010, and our Board of Directors has the discretion to implement the reverse stock split and to determine the exact ratio until the time of our 2011 annual meeting of stockholders. We believe the reverse stock split will have the effect of increasing the per share trading price of our common stock. Many factors may have a significant impact on the market price of our common stock, including, but not limited to, the following factors: results of or delays in our preclinical studies and clinical trials; the success of our collaboration agreements; publicity regarding actual or potential medical results relating to products under development by us or others; announcements of technological innovations or new commercial products by us or others; developments in patent or other proprietary rights by us or others; comments or opinions by securities analysts or major stockholders; future sales of our common stock by existing stockholders; regulatory developments or changes in regulatory guidance; litigation or threats of litigation; economic and other external factors or other disaster or crises; the departure of any of our officers, directors or key employees; period-to-period fluctuations in financial results; and limited daily trading volume.

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

Any future material weaknesses or deficiencies in our internal control over financial reporting could harm stockholder and business confidence on our financial reporting, our ability to obtain financing and other aspects of our business.*

While no material weaknesses were identified as of September 30, 2010, we cannot assure you that material weaknesses will not be identified in future periods. The existence of one or more material weakness or significant deficiency could result in errors in our consolidated financial statements. Substantial costs and resources may be required to rectify any internal control deficiencies. If we fail to achieve and maintain the adequacy of our internal controls in accordance with applicable standards, we may be unable to conclude on an ongoing basis that we have effective internal controls over financial reporting. If we cannot produce reliable financial reports, our business and financial condition could be harmed, investors could lose confidence in our reported financial information, or the market price of our stock could decline significantly. In addition, our ability to obtain additional financing to operate and expand our business, or obtain additional financing on favorable terms, could be materially and adversely affected, which, in turn, could materially and adversely affect our business, our financial condition and the market value of our securities. Moreover, our reputation with customers, lenders, investors, securities analysts and others may be adversely affected.

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

The Index to Exhibits on page 49 is incorporated herein by reference as the list of exhibits required as part of this Quarterly Report.

LIGAND PHARMACEUTICALS INCORPORATED

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 9, 2010	By:	/s/ John P. Sharp
John P. Sharp
Vice President, Finance and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description

2.1(1)	Agreement and Plan of Merger, by and among the Company, Pharmacopeia, Inc., Margaux Acquisition Corp. and Latour Acquisition, LLC, dated as of September 24, 2008 (Filed as Exhibit 2.1).

2.2(2)	Agreement and Plan of Merger, by and among the Company, Neurogen Corporation and Neon Signal, LLC, dated as of August 23, 2009 (Filed as Exhibit 10.1).

2.3(3)	Amendment to Agreement and Plan of Merger, by and among the Company, Neurogen Corporation, and Neon Signal, LLC, dated September 18, 2009 (Filed as Exhibit 10.1).

2.4(3)	Amendment No. 2 to Agreement and Plan of Merger, by and among the Company, Neurogen Corporation, and Neon Signal, LLC, dated November 2, 2009 (Filed as Exhibit 10.2).

2.5(4)	Amendment No. 3 to Agreement and Plan of Merger, by and among the Company, Neurogen Corporation, and Neon Signal, LLC, dated December 17, 2009 (Filed as Exhibit 10.1).

2.6(5)	Agreement and Plan of Merger, dated as of October 26, 2009, by and among the Company, Metabasis Therapeutics, Inc., and Moonstone Acquisition, Inc (Filed as Exhibit 10.1).

2.7(6)	Amendment to Agreement and Plan of Merger, by and among the Company, Metabasis Therapeutics, Inc., Moonstone Acquisition, Inc., and David F. Hale as Stockholders’ Representative, dated November 25, 2009 (Filed as Exhibit 10.1).

3.1(7)	Amended and Restated Certificate of Incorporation of the Company (Filed as Exhibit 3.1).

3.2(7)	Bylaws of the Company, as amended (Filed as Exhibit 3.3).

3.3(8)	Amended Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Company (Filed as Exhibit 3.3).

3.4(9)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company dated June 14, 2000 (Filed as Exhibit 3.5).

3.5(10)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company dated September 30, 2004 (Filed as Exhibit 3.6).

3.6(11)	Amendment of the Bylaws of the Company dated November 8, 2005 (Filed as Exhibit 3.1).

3.7(12)	Amendment of Bylaws of the Company dated December 4, 2007 (Filed as Exhibit 3.1).

4.1(13)	Specimen stock certificate for shares of Common Stock of the Company.

4.2(14)	Pledge Agreement dated November 26, 2002, between the Company and J.P. Morgan Trust Company, National Association (Filed as Exhibit 4.5).

4.3(14)	Control Agreement dated November 26, 2002, among the Company, J.P. Morgan Trust Company, National Association and JP Morgan Chase Bank (Filed as Exhibit 4.6).

4.4(15)	2006 Preferred Shares Rights Agreement, by and between the Company and Mellon Investor Services LLC, dated as of October 13, 2006 (Filed as Exhibit 4.1).

10.1†	Asset Purchase Agreement, dated as of July 30, 2010, by and among Wyeth LLC, Pharmacopeia, Inc. and the Company.

31.1	Certification by Principal Executive Officer, Pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer, Pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description

32.1	Certification by Principal Executive Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted from this quarterly report and submitted separately to the Securities and Exchange Commission

(1)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on September 26, 2008.

(2)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on August 24, 2009.

(3)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on November 6, 2009

(4)	This exhibit was previously filed as part of, and is being incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on December 17, 2009.

(5)	This exhibit was previously filed as part of, and is being incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on October 28, 2009.

(6)	This exhibit was previously filed as part of, and is being incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on December 1, 2009.

(7)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Registration Statement on Form S-4 (No. 333-58823) filed on July 9, 1998.

(8)	This exhibit was previously filed as part of and is hereby incorporated by reference to same numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 1999.

(9)	This exhibit was previously filed as part of, and are hereby incorporated by reference to the numbered exhibit filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

(10)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004.

(11)	This exhibit was previously filed as part of, and is being incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on November 14, 2005.

(12)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on December 6, 2007.

(13)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Registration Statement on Form S-1 (No. 33-47257) filed on April 16, 1992 as amended.

(14)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Registration Statement on Form S-3 (No. 333-102483) filed on January 13, 2003, as amended.

(15)	This exhibit was previously filed as part of, and is being incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on October 17, 2006.