Form 10-K
period 2010-12-31
LIGAND PHARMACEUTICALS INC
filed 2011-03-03
CIK 886163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Mark One

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to             .

Commission File No. 001-33093

LIGAND PHARMACEUTICALS INCORPORATED

(Exact name of registrant as specified in its charter)

Delaware	77-0160744
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

11085 North Torrey Pines Rd., Suite 300 La Jolla, CA	92037
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (858) 550-7500

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $.001 per share	The NASDAQ Global Market of The NASDAQ Stock Market LLC
Preferred Share Purchase Rights	The NASDAQ Global Market of The NASDAQ Stock Market LLC

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the Registrant’s voting and non-voting stock held by non-affiliates was approximately $156.6 million based on the last sales price of the Registrant’s Common Stock on the NASDAQ Global Market of the NASDAQ Stock Market LLC on June 30, 2010. For purposes of this calculation, shares of Common Stock held by directors, officers and 10% stockholders known to the Registrant have been deemed to be owned by affiliates which should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant or that such person is controlled by or under common control with the Registrant.

As of February 11, 2011, the Registrant had 19,621,289 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s 2011 Annual Meeting of Stockholders to be filed with the Commission on or before May 2, 2011 are incorporated by reference in Part III of this Annual Report on Form 10-K. With the exception of those portions that are specifically incorporated by reference in this Annual Report on Form 10-K, such Proxy Statement shall not be deemed filed as part of this Report or incorporated by reference herein.

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

Caution: This discussion and analysis may contain predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties, including those discussed in Item 1A. “Risk Factors.” This outlook represents our current judgment on the future direction of our business. These statements include those related to our royalty revenues, collaborative revenues and milestones, and product development. Actual events or results may differ materially from our expectations. For example, there can be no assurance that our revenues or expenses will meet any expectations or follow any trend(s), that we will be able to retain our key employees or that we will be able to enter into any strategic partnerships or other transactions. We cannot assure you that we will receive expected royalties or other revenues to support our ongoing business or that our internal or partnered pipeline products will progress in their development, gain marketing approval or achieve success in the market. In addition, future arbitration, litigation or disputes with third parties may have a material adverse effect on us. Such risks and uncertainties, and others, could cause actual results to differ materially from any future performance suggested. We undertake no obligation to release publicly the results of any revisions to these forward-looking statements to reflect events or circumstances arising after the date of this annual report. This caution is made under the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended.

References to “Ligand Pharmaceuticals Incorporated”, “Ligand”, the “Company”, “we” or “our” include our wholly owned subsidiaries—Ligand JVR, Allergan Ligand Retinoid Therapeutics, Seragen, Inc., or Seragen; Pharmacopeia, LLC; Neurogen Corporation, CyDex Pharmaceuticals, Inc., Metabasis Therapeutics, and Nexus Equity VI LLC, or Nexus.

We were incorporated in Delaware in 1987. Our principal executive offices are located at 11085 North Torrey Pines Road, Suite 300, La Jolla, California, 92037. Our telephone number is (858) 550-7500.

Overview

We are a biotechnology company focused on developing or acquiring revenue generating assets and coupling them to a lean corporate cost structure. Our goal is to create a sustainably profitable business and generate meaningful value for our stockholders. Since our business model is based on the goal of partnering with other pharmaceutical companies to commercialize and market our assets, the revenue that supports our business is based largely on payments made to us by partners for royalties, milestones, license fees and our material sales of Captisol®. We expect to receive revenue from eight partner-marketed products in 2011 and have a portfolio of over fifty additional programs that are in various stages of development with the potential to become future revenue generating assets. This portfolio of assets is highly diversified across numerous technology types, therapeutic areas, drug targets, and industry partners, offering investors a unique and, we believe, lower risk portfolio opportunity in which to invest in the increasingly complicated and unpredictable pharmaceutical industry. These programs address the unmet medical needs of patients for a broad spectrum of diseases including hepatitis, muscle wasting, Alzheimer’s disease, dyslipidemia, diabetes, anemia, COPD, asthma, rheumatoid arthritis, oncology and osteoporosis. We have established multiple alliances with the world’s leading pharmaceutical companies including GlaxoSmithKline, Merck, Pfizer, Bristol-Myers Squibb, Onyx and AstraZeneca.

Business Strategy

Our business model is designed to create value for stockholders by assembling a diversified portfolio of biotech and pharmaceutical revenue streams and operating that business with an efficient and low cost structure. Our goal is to become a sustainably profitable company that offers investors an opportunity to invest in the ever more complicated and unpredictable pharmaceutical industry. Our business model is based on the concept of doing what we do best; drug discovery, reformulation and partnering with other pharmaceutical companies to leverage what they do best (late stage development, regulatory management and commercialization) to ultimately generate our revenue. Our revenue consists mostly of license fees, milestones, royalties, and Captisol material sales from the partners that license our drugs and technologies. In addition to discovering our own proprietary drugs, we use an aggressive acquisition strategy to bring in new assets, pipelines, and technologies to aid in generating additional potential new revenue streams. The principal elements of our strategy are set forth below.

We are assembling a large portfolio of fully funded programs through acquisition and licensing to drive future profitability. We have assembled a portfolio of over fifty fully-funded partner programs that are in all stages of development, from awaiting commercialization to preclinical research. These assets represent the next wave of potential marketed drugs that could generate revenue for us. We assemble this portfolio by either licensing out our own proprietary drug development programs or acquiring in partnered programs from other companies. For our internal programs, we generally plan to advance drug candidates through early-stage drug development and/or clinical proof of concept. We believe partnerships are not only a source of research funding, license fees, future milestone payments and royalties, but they also deliver our assets into the hands of companies that have the expertise to obtain regulatory approval and successfully launch and commercialize these assets. We believe that focusing on discovery and early-stage drug development while benefiting from our partners’ proven development and commercialization expertise will reduce our internal expenses and allow us to have a larger number of drug candidates progress to later stages of drug development. We have multiple sources of potential license and royalty revenue from existing corporate agreements, and we may enter additional partnerships that will provide additional revenue opportunities. We have numerous collaborations that have the potential to generate future royalties for us. We believe the revenue generated from these and future potential collaborations will fund our business and potentially provide profits to our shareholders.

We are selling Captisol material to various customers. We are the sole provider of a proprietary formulation reagent known as Captisol. Captisol is a well validated chemically-modified cyclodextrin molecule that improves the solubility, stability, and pharmicokinetics of many drugs. We receive revenue from the selling of Captisol to our partners that have either licensed our proprietary Captisol-enabled drugs or have taken a license to use Captisol with their own internal programs.

We discover and develop compounds that are promising drug candidates. We discover, synthesize and test numerous compounds to identify those that are most promising for clinical development. We perform extensive target profiling and base our selection of promising development candidates on product characteristics such as initial indications of safety and efficacy. We believe that this focused strategy allows us to eliminate unpromising candidates from consideration sooner without incurring substantial clinical costs. Our goal is to partner our programs early in the development and regulatory life-cycle.

Our Asset Portfolio

We have a portfolio of over sixty current and future potential revenue generating programs. We expect to receive royalties from eight marketed products in 2011 and have multiple programs at Phase IIb through NDA submission (as illustrated below) which represent our future upcoming potential revenue generating programs. While many of these programs have been disclosed publicly, a significant number of our partners and their programs remain undisclosed to protect competitive and proprietary information about these programs.

Current Development Distribution of Our Asset Portfolio

Promacta (GSK)

In November 2008, the U.S. Food and Drug Administration, or FDA, granted accelerated approval of GSK’s PROMACTA® (Eltrombopag) for the treatment of thrombocytopenia in patients with chronic immune (idiopathic) thrombocytopenic purpura, or ITP, who have had an insufficient response to corticosteroids, immunoglobulins or splenectomy. PROMACTA is also approved under the trade name Revolade(R) in Japan, Europe, Venezuela, Kuwait, Chile and Russia. PROMACTA is the first oral thrombopoietin, or TPO, receptor agonist therapy for the treatment of adult patients with chronic ITP. In March 2010, GSK received approval for Revolade (eltrombopag/PROMACTA) from the European Medicines Agency’s Committee for Medicinal Products for Human Use (CHMP) and in November 2010 from the Japanese Ministry of Health, Labour and Welfare for the oral treatment of thrombocytopenia (reduced platelet count) in adults with the blood disorder chronic ITP. In the EU and Japan, Eltrombopag is indicated for adult chronic ITP splenectomized patients who have not responded (are refractory) to other treatments, such as corticosteroids and immunoglobulins. Eltrombopag may also be considered as second-line treatment for adult non-spenectomized patients where surgery is contraindicated. As a result of the regulatory approvals of PROMACTA, pursuant to the terms of a license agreement with GSK, we are entitled to receive tiered royalties on annual net sales of PROMACTA. GSK has listed a patent in the FDA’s Orange Book for PROMACTA with an expiration date in 2024.

Promacta Royalty*
Rate	Tier
4.7% 6.6% 7.5% 9.4% 9.3%	Less than $100M annual sales On portion of sales in range of $100M - $200M On portion of sales in range of $200M - $400M On portion of sales greater than $400M On portion of sales greater than $1.5B

*	Net royalties due Ligand after payment to Rockefeller

AVINZA (Pfizer)

We currently receive royalty revenues from King Pharmaceuticalsfor sales from the pain therapeutic AVINZA®. In February 2007, we completed the sale of our AVINZA product line to King. As a result of the sale, we receive royalties on the net sales of AVINZA through 2017. Royalties are paid at a rate of 5% on sales up to $200 million and a higher rate above $200 million. In October 2010, Pfizer announced the acquisition of King Pharmaceuticals. According to Pfizer, the transaction is expected to close in the first quarter of 2011.

Viviant/Conbriza (Pfizer)

In October 2010, we announced that our partner Pfizer, Inc. launched VIVIANT® (bazedoxifene) in Japan for the treatment of postmenopausal osteoporosis. The drug is also marketed in Spain under the brand name CONBRIZA(R) through a co-promotion with Almirall, an international pharmaceutical company based in Spain. Pfizer received manufacturing and marketing approval for the product in Japan in July 2010. VIVIANT was approved in April 2009 by the European Commission (under the trade name CONBRIZA) for the treatment of postmenopausal osteoporosis in women at increased risk of fracture. VIVIANT, a selective estrogen receptor modulator (SERM), is a result of the successful research collaboration between Wyeth (now a subsidiary of Pfizer) and us that began in 1994. Pfizer is responsible for the registration and worldwide marketing of bazedoxifene, a synthetic drug specifically designed to reduce the risk of osteoporotic fractures while also protecting uterine tissue. We are entitled to receive tiered royalties on net sales of bazedoxifene. Any such royalties may be subject to reduction or offset for past milestone payments and/or may be subject to other terms and conditions set forth in our agreement.

Abilify IM (BMS)

Cydex Pharmaceuticals, Inc., or CyDex, and BMS entered into license and supply agreements on July 1, 1998 to use Captisol in development and commercialization of an oncology product. This agreement was later amended to permit BMS to use Captisol with a second undisclosed drug candidate on March 30, 2000. This second drug, Abilify®, was approved in 2006 and CyDex has received a license fee, two milestone payments, revenues from material sales and royalties in conjunction with the development and subsequent sales of Abilify.

VFEND, Geodon and Cerenia (Pfizer)

CyDex currently receives royalties from Pfizer for three marketed drugs, VFEND® I.V. for Injection (antifungal), Geodon® injection for intramuscular use (antipsychotic) and Cerenia Injectable Solution (canine nausea). Pfizer was the first pharmaceutical company to license the Captisol Technology from CyDex. The set of agreements with Pfizer include an option agreement originally signed in 1993 that provided Pfizer rights to the use of SBE-CD for antifungal indications and other Pfizer products. In December 2001, the companies amended their agreement to allow Pfizer to use SBE-CD in animal health products, which allowed for the development and commercialization of Cerenia Injectable Solution. In 2002, Pfizer’s intravenous formulation of voriconazole (VFEND), containing SBE-CD was approved and launched in the U.S. and Europe. CyDex receives royalties on product sales ending on a country by country basis as the valid claims relating to the licensed patents relevant to each product expire. The last of such patents expires in 2013.

Under the agreements, Pfizer is obligated to disclose to us all results and improvements it generates related to Captisol, and granted us a worldwide, royalty-free, perpetual nonexclusive license, with the right to grant sublicenses, under all improvements it makes to Captisol (and any patent claims relating to Captisol) to make, use, and sell Captisol, including as incorporated into commercial products. All of Pfizer’s chemistry, pharmaceutical, and toxicology data generated under the agreement are included in our Captisol DMF. We are also obligated to disclose our (or our licensees’) improvements to Captisol to Pfizer, which Pfizer may use consistent with the other rights granted.

Absent early termination, the option agreement will expire upon the expiration of all licensed patents. The nonexclusive license and exclusive licenses will expire, on a country-by-country basis, upon expiration of the last-to-expire patent in such country. Pfizer may terminate any of the agreements with or without cause, and either party may terminate any agreement for the other party’s uncured material breach of that agreement. Termination of one agreement does not affect the other agreements, and the research license to Pfizer and Pfizer’s license to us will survive termination of the option agreement.

Additional Royalty Program Expected in 2011

Nexterone (Prism Pharmaceuticals)

In 2006, CyDex outlicensed Nexterone®, an injectable formulation combining amiodarone and Captisol®, to Prism Pharmaceuticals. Under the terms the agreement, Prism is responsible, under an exclusive worldwide license from CyDex, for all development and commercialization of Nexterone at its sole expense. CyDex is supplying Captisol to Prism for use in accordance with the terms of the license agreement under a separate supply agreement. Prism has paid milestone payments and is obligated to pay royalties to us on sales of Nexterone through March 2029. On November 19, 2010, Prism received marketing approval from the FDA for Nexterone and has announced plans to launch Nexterone in the United States in 2011.

Select Late-Stage Development Programs

PROMACTA (GSK, Phase III HepC-Related Thrombocytopenia)

PROMACTA is approved for ITP and we receive royalties from GSK on world-wide sales. In an effort to expand PROMACTA’S use, GSK is currently running two large Phase III studies designed to demonstrate PROMACTA’S value in treatment of thrombocytopenia in patients with Hepatitis C. These trials are expected to be completed in the third quarter of 2011. GSK is also conducting Phase II clinical studies in patients with solid tumors, sarcoma and advanced Myelodysplastic Syndrome (MDS) or Secondary Acute Myeloid Leukemia after MDS.

Carfilzomib (Onyx, Phase III/NDA, Multiple Myeloma)

CyDex and Onyx Pharmaceuticals (formerly Proteolix) entered into a collaboration in 2005 to develop the Captisol-enabled IV formulation of carfilzomib for refractory multiple myeloma. Onyx has recently reported positive Phase II data for this program and has initiated the filing of a rolling NDA with the FDA based upon this data. Onyx expects to complete filing of the NDA by mid-2011 and will receive expedited review by the FDA because of the program’s FDA-granted Fast Track status. We are eligible to receive milestones, royalties and Captisol material sales revenue from this program.

CXCR2 Inhibitor (Merck, Phase IIb, COPD)

SCH 527123 is a CXCR2 antagonist that resulted from our collaboration with Merck (formerly Schering-Plough). Merck is currently running a 500 patient Phase IIb study in chronic obstructive pulmonary disease, or COPD, that is expected to complete in the third quarter of 2012, according to clinicaltrials.gov. We are eligible to receive milestones and royalties from this program.

Dinaciclib-CDK Inhibitor (Merck, Phase II, Oncology)

Dinaciclib is a CDK inhibitor that resulted from our collaboration with Merck (formerly Schering-Plough). Merck is currently running multiple Phase II oncology studies for various tumor types, including breast, melanoma, and multiple myeloma. A Phase II clinical study in patients with Acute Myelogenous Leukemia and Acute Lymphoblastic Leukemia was recently completed. We are eligible to receive milestones and royalties from this program.

Dual Action P38 Inhibitor (BMS, Phase II, Inflammation)

BMS 582949 is an orally active p-38 mitogen-activated protein (MAP) kinase inhibitor that resulted from our collaboration with BMS. Phase II studies were completed for the treatment of moderate to severe psoriasis and for rheumatoid arthritis (RA). Phase II studies in atherosclerosis are ongoing. BMS announced in 2010 that they will be starting additional Phase II studies in 2011 for this program.

JNK Inhibitor (Celgene, Phase II, Inflammation)

CC-930 is a JNK inhibitor that is being developed by Celgene for inflammatory disorders. Celgene announced in the fourth quarter of 2010 that this program was entering Phase II development for idiopathic pulmonary fibrosis. Patient enrollment for this study was initiated in January 2011. We are eligible to receive milestones and royalties from this program.

IL-9 Antibody (Medimmune, Phase II, Asthma)

MEDI-528, a humanized antibody targeting IL-9, is under development by AstraZeneca’s subsidiary, MedImmune. MEDI-528 is currently in a 320-patient Phase II clinical study for moderate-to-severe asthma. The study is anticipated to be completed in the fourth quarter of 2011. We are eligible to receive milestones and royalties from this program.

Internal Product Development Programs

As summarized in the table below, we are developing several proprietary products for a variety of indications. These programs represent our future licensing opportunities to expand our partnered asset portfolio.

Program	Disease/Indication	Development Phase

Selective Androgen Receptor Modulators (SARMs) (agonists)	Muscle wasting and frailty	Phase I

Captisol-Enabled Clopidogrel IV	Anti-platelet	Phase II

Captisol-Enabled Melphalan IV	Oncology	Phase II

Captisol-Enabled Topiramate IV	Epilepsy/Seizures	Preclinical

Glucagon receptor antagonists	Diabetes	Preclinical

Selective Androgen Receptor Modulators (SARM) Research and Development Programs

We are developing tissue selective androgen receptor modulators, or SARMs, a novel class of non-steroidal, orally active molecules that selectively modulate the activity of the androgen receptor in different tissues, providing a wide range of opportunities for the treatment of many diseases and disorders in both men and women. SARM’s may provide utility in the treatment of patients with frailty, cachexia, osteoporosis, sexual dysfunction and hypogonadism. LGD-4033, our current lead compound, is a next-generation SARM designed to provide the benefits of androgen receptor stimulation on skeletal muscle and bone without the side effects of currently marketed androgens.

Preclinical studies conducted with LGD-4033 suggest that the compound may have favorable activity in the treatment of cachexia, frailty, osteoporosis, hypogonadism as well as other disorders. LGD-4033 has anabolic activity in muscle and bone and in animal models of osteoporosis and muscle wasting restores these tissues to normal levels. By comparison, the compound has weak, partial agonist activity on the prostate and has little effect on this tissue at expected therapeutic doses. The tissue selective properties of LGD-4033 are independent of local drug concentration indicating that tissue selectivity is inherent in the compound. We filed an Investigational New Drug (IND) in December 2008 for LGD-4033. Phase I clinical trials began in June 2009. We completed a Phase I single ascending dose trial in the fourth quarter of 2009. LGD-4033 was found to be well absorbed with good pharmacokinetics consistent with a once-a-day dosing and there were no serious or dose dependent adverse events. A Phase I Multiple Ascending Dose clinical trial has been initiated with results expected in 2011.

Captisol-Enabled Clopidogrel IV

We are developing a proprietary, novel intravenous Captisol-enabled formulation of clopidogrel bisulfate. Clopidogrel is the active ingredient in PLAVIX® (clopidogrel bisulfate), an orally available antiplatelet drug marketed by BMS and Sanofi-Aventis. Captisol-enabled clopidogrel IV is being developed as an alternative dosage form to oral PLAVIX, which will allow for use when oral delivery is not possible, and more importantly, provide for an onset of anti-platelet activity in less than 15 minutes (as opposed to 2—6 hours for the oral). Rapid onset of Captisol-enabled clopidogrel IV will be beneficial for the population of patients that are candidates for PCI (percutaneous coronary intervention). CyDex initiated the clinical development program for Captisol-enabled clopidogrel with a dose-ranging study in healthy volunteers. The data to date indicates CDX-157 is safe, well tolerated, and produced dose dependent rapid inhibition of ADP-induced platelet aggregation.

Captisol-Enabled Melphalan IV

We are developing a proprietary Captisol-enabled formulation of melphalan as an injectable, palliative treatment for patients with multiple myeloma. Melphalan, which is currently marketed by GSK under the name Alkeran®, is the standard of care for use in conditioning regimens prior to autologous stem cell transplant in patients with multiple myeloma. Our Captiol-enabled form of melphalan does not require a special non-aqueous dissolving solvent system—containing high levels of propylene glycol—for reconstitution, and can be dissolved directly into saline. This allows for longer administration durations and slower infusion rates, enabling doctors to safely achieve a higher dose intensity of pre-transplant chemotherapy. We are currently completing a phase II study for this program. The Captisol-enabled melphalan program has also obtained orphan drug designation from the FDA.

Captisol-Enabled Topiramate IV

We are developing a proprietary, novel intravenous Captisol-enabled formulation of topiramate. Topiramate is currently only available as an oral drug and sold under the trade name of Topamax® (marketed by Johnson and Johnson). Approved indications for Topamax are initial monotherapy in epilepsy, adjunctive therapy in epilepsy, and prophylaxis of migraine. Captisol-enabled IV topiramate is designed to meet the needs of physicians that require the benefits of Topamax therapy, but in the acute care setting. The Captisol-enabled form of topiramate, which can be administered by either intravenous or intramuscular routes for faster onset of action than orally administered Topamax, would allow continuation of therapy for incapacitated patients or other patients that for any reason cannot take oral medications. We are currently completing preclinical studies for this program.

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

Other Internal Programs Awaiting Further Development Funding, Either Through Ligand or a Partner

•	DARA (Phase II, Hypertension)

•	Aplindore (Phase II, Restless Leg/Parkinson’s)

•	Captisol-Enabled Nasal Budesonide (Phase I, Allergic Rhinitis)

•	Hepatitis C HepDirect nucleoside analogue program (Phase I)

•	Oral EPO-Receptor Agonist (Preclinical, Anemia)

•	GCSF-Receptor Agonist (Preclinical, Neutropenia)

•	Thyroid Receptor-beta Agonist (Preclinical, Dyslipidemia)

•	Histamine H3 Receptor Antagonist (Preclinical, Cognitive Disorders)

•	Glucokinase Activator (Preclinical, Diabetes)

•	DGAT Inhibitor (Preclinical, Diabetes)

•	IRAK4 Inhibitor (Preclinical, Inflammation)

•	CCR1 Inhibitor (Preclinical, oncology)

•	CRTH2 Inhibitor (Preclinical, Inflammation)

•	Topical JAK3 (Preclinical, Inflammation)

Recent Acquisitions and Other Transactions

CyDex Pharmaceuticals, Inc. Acquisition

On January 26, 2011, we completed the acquisition of CyDex following approval of the transaction by CyDex stockholders. As a result, we gained revenue from four currently marketed products and one currently approved product, a large portfolio of partnered drug development programs, an internal pipeline of proprietary drugs, and the Captisol drug formulation platform technology. We paid $31.2 million in cash, of which $20.0 million was financed, with an additional $4.3 million to be paid on the one-year anniversary of the transaction. In addition, as previously disclosed, Cydex stockholders are entitled to contingent cash payments related to certain transactions and pursuant to a revenue share plan.

CyDex Acquisition Rationale—The acquisition of CyDex’ cash-flow positive business is expected to accelerate our projected financial growth. Our portfolio of fully funded partnered programs will expand from 35 programs pre-acquisition to more than 60 programs, significantly increasing the opportunity for new revenue streams over the next few years. The existing CyDex portfolio includes numerous high-quality license and royalty bearing agreements, including Onyx Pharmaceuticals for carfilzomib and Prism for Nexterone. This transaction further diversifies our business by adding a proprietary and well-validated platform in the increasingly important drug reformulation segment of the pharmaceutical industry, which we believe has become an increasingly valuable solution to the issues related to market erosion due to generic competition and continued clinical and regulatory uncertainty.

CyDex Brings the Following to us—The CyDex acquisition brings numerous benefits to our business. In addition to generating annual revenue from multiple sources (royalties from four marketed drugs, material sales from the selling of Captisol, and license and milestone payments), we receive multiple partnered collaborations around future revenue generating assets. For example, the Onyx collaboration around Captisol-enabled carfilzomib, the Prism collaboration around Nexterone (captisol-enabled amiodarone) and several undisclosed large pharma Captisol supply relationships all have the potential to deliver significant revenue to us in the form of milestone, royalty, and Captisol material sales revenue in the coming years. In addition, ownership of the Captisol technology brand, which is an industry recognized solution to solubility issues, adds significant value to our business. CyDex also adds a substantial pipeline of proprietary Captisol-enabled products for future potential licensing;

•	Clopidogrel IV in Phase II for thrombosis

•	Melphalan IV in Phase II for stem cell conditioning

•	Budesonide/Azelastine nasal in Phase I for seasonal rhinitis

•	Topiramate IV in Preclinical development for seizures

Technology Agreements—In September 1993, CyDex obtained from the University of Kansas, or KU, an exclusive, worldwide license, with the right to sublicense, under the original Captisol patents, as well as intellectual property covering the results generated during specified CyDex-sponsored research activities at KU. We are responsible for maintaining the DMF for Captisol. KU retained a research license to the technology for noncommercial educational and research purposes, and agreed to assign to us its then-pending license agreements with Pfizer relating to Captisol.

In August 2004, we amended the KU license agreement to replace all future payment terms under the agreement, including royalties, with a concurrent lump sum payment and issuance of CyDex stock to KU. KU also granted us a right of first refusal to acquire exclusive, worldwide rights to any future improvements to Captisol, including any next generation formulations of Captisol, that are developed by KU or by third parties pursuant to research sublicenses granted by KU. KU is obligated to disclose to us in writing any such improvement, and upon receipt of such information, we may exercise our right of first refusal to obtain such an exclusive license upon terms and conditions not materially different than those described in the original KU license agreement. To date, we have not exercised our right of first refusal to acquire any such improvements. The license agreement with KU will remain in force until the expiration of all licensed patents.

In December 1993, as contemplated by our license agreement with KU, KU entered into an option agreement with Pfizer, simultaneously transferring to us all of KU’s rights and obligations under that agreement.

Metabasis Acquisition

In January 2010, we completed the acquisition of Metabasis Therapeutics, Inc., or Metabasis, following approval of the transaction by Metabasis stockholders. As a result, we gained additional pipeline assets and drug discovery technologies and resources. We paid $1.6 million in cash or about $0.046 per Metabasis share to Metabasis’ stockholders. In addition, Metabasis stockholders received four tradable Contingent Value Rights (CVRs), one CVR from each of four respective series of CVRs, for each Metabasis share. The CVRs will entitle Metabasis stockholders to cash payments as frequently as every six months as cash is received by us from proceeds from Metabasis’ partnership with Roche or the sale or partnering of any of the Metabasis drug development programs, among other triggering events.

We received multiple pipeline additions from the Metabasis acquisition, including the preclinical Glucagon Receptor Antagonist (diabetes) and Thyroid Receptor Beta Agonist (dyslipidemia) programs, as well as several other programs for hepatitic B, hepatocellular carcinoma (HCC), and diabetes. We also received the proprietary HepDirect drug discovery platform technology which improves the ability of drugs to be delivered to the liver.

Interleukin-9 Asthma Royalty rights

In May 2010, we announced the acquisition from the Genaera Liquidating Trust of certain intellectual property and interests in future milestones and royalties for MEDI-528, an IL-9 antibody program under development by AstraZeneca’s subsidiary, MedImmune. MEDI-528 is currently in a 320-patient Phase II study for moderate-to-severe asthma.

We paid $2.75 million to the Genaera Liquidating Trust in connection with the purchase. This opportunity arose from initial diligence and work conducted by Biotechnology Value Fund, L.P. (BVF). As part of this transaction and a result of BVF’s contributions, we entered into a separate agreement with BVF and certain of its affiliates, whereby BVF and us will share the purchase price and any proceeds from the deal equally. Accordingly, BVF has paid us $1.375 million.

MEDI-528 is a humanized antibody targeting IL-9, which is a member of a family of inflammatory signaling molecules known as interleukins. Several of these interleukin molecules, including IL-9, are thought to play an important role in the pathogenesis of asthma. MEDI-528 is an example of a new generation of asthma medicines designed to target underlying interleukin signaling pathways. IL-9 is thought to be an especially attractive target because it has been demonstrated to be one of the early initiators of multiple interleukin signaling events, making its inhibition with MEDI-528 potentially broad in its impact on asthma symptoms. The treatment needs of moderate-to-severe asthmatics create a multi-billion dollar market as of today with new therapeutic options in high demand. MEDI-528 was originally identified by the Genaera Corporation and then licensed to MedImmune in 2001. After AstraZeneca’s acquisition of MedImmune in 2007, AstraZeneca continued to support this program by initiating a 320-patient Phase II study in 2009 for MEDI-528.

CXCR4 Agreement with Proximagen

In September 2010, we transferred exclusive license rights to Proximagen Limited for a series of compound hits related to the CXCR4 target with application for a number of indications including those related to the central nervous system. We received an upfront payment and continue to be entitled to receive potential future milestone and royalty payments.

The transfer of exclusive rights was made under a novation agreement that stems from a 2004 drug discovery alliance between Pharmacopeia and Swedish Orphan Biovitrum AB (formerly known as Biovitrum AB), whereby Pharmacopeia’s compound library was accessed to identify and optimize leads. By virtue of the novation agreement, Proximagen becomes a party to the 2004 agreement in place of Swedish Orphan Biovitrum AB with respect to the CXCR4 compounds.

Divestment of High-Throughput Screening Asset to Venenum BioDesign

In September 2010, we divested our combinatorial chemical library and associated proprietary technology to Venenum Biodesign, LLC, an affiliate of Medical Diagnostic Laboratories, LLC, members of Genesis Biotechnology Group (GBG), for $1.8 million. Under the terms of the agreement, we received $1 million at the close of the transaction. In addition we will receive $800,000 over the following two years and 10% of all revenues from third party collaborations for three years.

The combinatorial chemistry asset, which we obtained in the acquisition of Pharmacopeia in December 2008, comprises an encoded combinatorial library collection (ECLiPS) and an ultra-high throughput screening platform.

Sublicense Agreement with Pfizer for Tanaproget Program

In December 2010, our partner, Pfizer, Inc., granted a sublicense to a multi-national pharmaceutical company for Tanaproget, also known as NSP-989. As a result, we received an upfront payment of $1.0 million from Pfizer. We are entitled to clinical and regulatory milestone payments from Pfizer as Tanaproget advances through the development process, as well as tiered royalties on net sales.

Tanaproget is a tissue-selective, non-steroidal contraceptive progesterone receptor agonist that has the potential for an improved side effect profile over current steroid containing contraceptives. The sublicensee is now responsible for the worldwide development, registration and commercialization of Tanaproget.

Strategic Alliance with Chiva Pharmaceuticals of China for HepDirect Drug Development

In January 2011, we entered into a strategic relationship with Chiva Pharmaceuticals, Inc., or Chiva, to develop multiple of our assets and technology in China and potentially worldwide. Chiva was granted licenses to begin immediate development in China of our two clinical-stage HepDirect programs, Pradefovir for hepatitis B and MB01733 for hepatocellular carcinoma. Additionally, we granted Chiva a non-exclusive HepDirect technology license for the discovery, development and worldwide commercialization of new compounds in hepatitis B (HepB), hepatitis C (HepC) and hepatocellular carcinoma (HCC).

Chiva is developing these programs to address the high unmet medical need in China’s fast growing pharmaceutical market. The Chinese government is offering financial support to pharmaceutical companies like Chiva who can develop innovative therapies in China for public health needs such as infectious disease and oncology.

Under the terms of the agreement, we have the potential to earn over $100 million in milestones and royalties on potential sales related to our assets. In addition, we have the potential to receive a 10% equity position in Chiva and will also receive an undisclosed percentage of any sublicensing revenue generated from sublicensing of collaboration compounds to third parties in a major world market. We are entitled to receive initial 2011 license payments that total $1 million.

The following technology and programs are included in our license to Chiva:

•

Pradefovir is a HepDirect™ pro-drug of PMEA, which is the same active metabolite, produced by the FDA-approved HepB drug adefovir dipivoxil (Hepsera®). The pro-drug enables higher concentrations of the drug in the liver, the primary site of replication for the hepatitis B virus, and lower concentrations in the kidney where significant dose-limiting toxicities arise. Pradefovir displayed strong anti-HepB activity in Phase II studies conducted in the U.S.

•

MB07133 is a HepDirect pro-drug of the intermediate form of cytarabine (araC) 5’-monophosphate, which is designed to deliver a high concentration of the active form of the drug for the treatment of hepatocellular carcinoma. MB07133 displayed a strong response rate on intra-hepatic tumor regression in a Phase I/II study conducted in the U.S.

•

HepDirect is a pro-drug technology that targets delivery of certain drugs to the liver by using a proprietary chemical modification that renders a drug biologically inactive until cleaved by a liver-specific enzyme. HepDirect may improve efficacy and/or safety of certain drugs and can be applied to marketed or new drug products.

Technology

We employ various research laboratory methods to discover and conduct preclinical development of new chemical entities. These methods are performed either in our own laboratories or in those of contract research organizations under our direction.

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

In connection with our merger with Metabasis, we acquired certain HepDirect Technology. HepDirect technology supplements our core drug discovery technology platform of ligand-dependent gene expression.

HepDirect is a prodrug technology that targets delivery of certain drugs to the liver by using a proprietary chemical modification that renders a drug biologically inactive until cleaved by a liver-specific enzyme.

In connection with our acquisition of CyDex, we acquired the Captisol drug formulation platform technology. We use this technology to improve the solubility, stability, and/or pharmacokinetics of drugs, whether in our own internal development pipeline or those of our partners.

Manufacturing

We currently have no manufacturing facilities and, accordingly, rely on third parties, including our collaborative partners, for clinical production of any products or compounds.

We currently outsource the production of Captisol to Hovione FarmaCiencia SA, or Hovione, a major supplier of APIs and API intermediates located in Lisbon, Portugal. In December 2002, we entered into a Captisol supply agreement with Hovione, under which Hovione is our exclusive supplier of Captisol and is restricted from supplying Captisol to third parties, so long as specified conditions are met. In addition to its main manufacturing site in Loures, Portugal, Hovione will qualify a second site in Macau if our forecast requirements for Captisol exceed the capabilities of the Loures site. We have ongoing minimum purchase commitments under the agreement and are required to pay Hovione an aggregate minimum amount during the agreement term. Hovione must supply amounts exceeding our forecasts by a fixed percent. In January 2008, we entered into an amendment to the supply agreement, under which we and Hovione agreed to reduce our minimum annual purchase requirement of Captisol and to extend the term of the agreement.

We pay Hovione unit prices, in U.S. dollars, for all Captisol supplied after the commercial production date, which prices may be adjusted based on the following:

•	fluctuation in currency exchange rates;

•	change in raw material prices;

•	change in the Portuguese consumer price index; and

•	our requested changes to the Captisol manufacturing process or specifications.

In the January 2008 amendment to the supply agreement, we and Hovione agreed to clarify how the exchange rate between the dollar and the Euro would be determined and applied.

In the event of a Captisol supply interruption, we are permitted to designate and, with Hovione’s assistance, qualify one or more alternate suppliers. If the supply interruption continues beyond a designated period, we may terminate the agreement. In addition, if Hovione cannot supply our requirements of Captisol due to an uncured force majeure event or if the unit price of Captisol exceeds a set figure, we may obtain Captisol from a third party. In the January 2008 amendment to the supply agreement, we and Hovione agreed to remove the obligation of Hovione to hold additional quantities of Captisol inventory on our behalf.

Unless terminated earlier, the agreement will continue until the expiration in December 2019. The term will automatically continue after the initial term for successive two year renewal terms, unless either party gives written notice of its intention to terminate the agreement no less than two years prior to the expiration of the initial term or renewal term. In addition, either party may terminate the agreement for the uncured material breach or bankruptcy of the other party or an extended force majeure event. We may terminate the agreement for extended supply interruption, regulatory action related to Captisol or other specified events.

Under the agreement, there are two relationship management committees. The first committee is a technical committee that is responsible for resolving technical issues relating to qualification of facilities, change control, and regulatory compliance of the manufacture of Captisol. The second committee is a management committee that is responsible for managing the overall relationship between the parties. We have designated one employee to represent us on each of the two committees.

For further discussion of these items, see below under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Research and Development Expenses

Research and development expenses from continuing operations were $22.1 million, $39.9 million and $30.8 million in 2010, 2009 and 2008, respectively, of which 61%, 47% and 100%, respectively, were sponsored by us.

There were no research and development expenses from discontinued operations in 2010, 2009 and 2008.

Competition

Some of the drugs we are developing may compete with existing therapies or other drugs in development by other companies. A number of pharmaceutical and biotechnology companies are pursuing intracellular receptor-related approaches to drug discovery and development. Furthermore, academic institutions, government agencies and other public and private organizations conducting research may seek patent protection with respect to potentially competing products or technologies and may establish collaborative arrangements with our competitors.

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

Royalties we currently receive from King on AVINZA represent a portion of our ongoing revenue. The United States patent on AVINZA is not expected to expire until November 2017; however, applications for generic forms of AVINZA have been submitted to the FDA. The last to expire United States patents relating to PROMACTA is not expected to expire until December 2024. The last to expire United States patents related to Captisol is not expected to expire until 2029. Subject to compliance with the terms of the respective agreements, our rights under our licenses with our exclusive licensors extend for the life of the patents covering such developments. For a discussion of the risks associated with patent and proprietary rights, see below under “Item 1A. Risk Factors.”

Human Resources

As of February 1, 2011, we had 31 full-time employees, of whom 12 are involved directly in scientific research and development activities. Of these employees, 8 hold Ph.D. or M.D. degrees.

ITEM 1A.	RISK FACTORS

The following is a summary description of some of the many risks we face in our business. You should carefully review these risks in evaluating our business, including the businesses of our subsidiaries. You should also consider the other information described in this report.

Risks Related To Us and Our Business.

Our business has recently undergone a significant change, and we may not be successful in integrating the Captisol technology and CyDex’s other development product candidates into our existing operations or in realizing the planned results from our recently expanded product portfolio and pipeline.

In January 2011, we completed our merger with CyDex, in which we obtained the Captisol technology, in addition to other product candidates. We will need to overcome significant challenges in order to realize the benefits from this acquisition. These challenges will include the timely, efficient and successful execution of a number of tasks, including the following:

•	integrating CyDex into our existing operations;

•	integrating CyDex’s developmental product candidates and successfully managing the development and regulatory processes; and

•

coordinating with CyDex’s and our collaborative partners concerning the development, manufacturing, regulatory and intellectual property protection strategies for Captisol and new development product candidates.

In addition, we rely on our collaborative partners for many aspects of our developmental and commercialization activities, and we are subject to risks related to their financial stability and solvency. We may not succeed in addressing these risks or any other problems encountered in connection with the acquisition of CyDex.

Furthermore, all of CyDex’s products and product candidates, as well as the technology that it outlicenses, are based on Captisol. In addition, CyDex or its partners are attempting to develop some product candidates that may contain significantly higher levels of Captisol than in any currently-approved product and at levels at the FDA has challenged developers to demonstrate acceptable renal safety. If products or product candidates incorporating Captisol technology were to cause any unexpected adverse events, whether in preclinical studies, clinical trials or as commercialized products, whether as a result of Captisol or otherwise, the perception of Captisol safety could be seriously harmed. If this were to occur, we may not be able to market these products unless and until we are able to demonstrate that the adverse event was unrelated to Captisol, which we may not be able to do. Further, whether or not the adverse event was a result of Captisol, we could be required by the FDA to submit to additional regulatory reviews or approvals, including extensive safety testing or clinical testing of products using Captisol, which would be expensive and, even if we were to demonstrate that the adverse event was unrelated to Captisol, would delay our marketing of Captisol-enabled products and receipt of revenue related to those products.

Royalties based on sales of AVINZA and PROMACTA represent a substantial portion of our revenues.

King is obligated to pay us royalties based on its sales of AVINZA and GSK is obligated to pay us royalties on its sales of PROMACTA. These royalties are expected to be a substantial portion of our ongoing revenues for some time. As a result, any setback that may occur with respect to AVINZA or PROMACTA could significantly impair our operating results and/or reduce the market price of our stock. Setbacks for AVINZA and PROMACTA could include problems with shipping, distribution, manufacturing, product safety, marketing, government regulation, licenses and approvals, intellectual property rights, competition with existing or new products and physician or patient acceptance of the products, as well as higher than expected total rebates, returns or discounts.

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

On September 10, 2007, King reported that Actavis, a manufacturer of generic pharmaceutical products headquartered in Iceland, had filed with the FDA an Abbreviated New Drug Application, or ANDA, with a Paragraph IV Certification pertaining to AVINZA, the rights to which were acquired by King from us in February 2007. According to the report, Actavis’s Paragraph IV Certification sets forth allegations that U.S. Patent No. 6,066,339, or the 339 patent, which pertains to AVINZA, and which is listed in the FDA’s Approved Drug Products With Therapeutic Equivalence Evaluations, will not be infringed by Actavis’s manufacture, use, or sale of the product for which the ANDA was submitted. The expiration date for this patent is November 2017. King, King Pharmaceuticals Research and Development, Inc., Elan Corporation, plc, or Elan, and Elan Pharma International Ltd. jointly filed suit in federal district court in New Jersey on October 18, 2007 against Actavis, Inc. and Actavis Elizabeth LLC for patent infringement under the 339 patent. The lawsuit seeks a judgment that would, among other things, prevent Actavis from commercializing its proposed morphine product until after expiration of the 339 patent. The Court held a claim construction hearing on March 19, 2010 and issued a ruling. The Court has scheduled trial to begin on March 7, 2011.

On July 21, 2009, King, King Pharmaceuticals Research and Development, Inc., Elan and Elan Pharma International Ltd. jointly filed suit in federal district court in New Jersey against Sandoz Inc., or Sandoz, for patent infringement under the 339 patent. According to the complaint, Sandoz filed an ANDA for morphine sulfate extended release capsules and, in connection with the ANDA filing, Sandoz provided written certification to the FDA alleging that the claims of the 339 patent are invalid, unenforceable and/or will not be infringed by the manufacture, use or sale of Sandoz’s proposed morphine product. Similar to the lawsuit against Actavis, this lawsuit seeks a judgment that would, among other things, prevent Sandoz from commercializing its proposed morphine product until after expiration of the 339 patent. The parties are in the midst of fact discovery. A claim construction hearing was held on September 23, 2010 and the Court issued a ruling on October 1, 2010. Trial is currently expected to be set to start during the second half of 2011. An adverse judgement on the patent could significantly impact our future revenues.

Our product candidates face significant development and regulatory hurdles prior to marketing which could delay or prevent sales and/or milestone revenue.

Before we or our partners obtain the approvals necessary to sell any of our potential products, we must show through preclinical studies and human testing that each product is safe and effective. We and our partners have a number of products moving toward or currently awaiting regulatory action, including bazedoxifene and lasofoxifene. Failure to show any product’s safety and effectiveness could delay or prevent regulatory approval of a product and could adversely affect our business. The clinical trials process is complex and uncertain. For example, the results of preclinical studies and initial clinical trials may not necessarily predict the results from later large-scale clinical trials. In addition, clinical trials may not demonstrate a product’s safety and effectiveness to the satisfaction of the regulatory authorities. Recently, a number of companies have suffered significant setbacks in advanced clinical trials or in seeking regulatory approvals, despite promising results in earlier trials. The FDA may also require additional clinical trials after regulatory approvals are received. Such additional trials may be expensive and time-consuming, and failure to successfully conduct those trials could jeopardize continued commercialization of a product.

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

We obtain Captisol from a sole source supplier, and if this supplier were to cease to be able to supply Captisol to us, or decline to supply Captisol to us, we would be unable to continue to derive revenue or continue to develop our product candidates until we obtained an alternative source, which could take a considerable length of time.

We currently have one supplier of Captisol, Hovione FarmaCiencia SA, or Hovione, through its agent Hovione LLC. Hovione is a major supplier of APIs and API intermediates located in Lisbon, Portugal. Hovione has other production sites in Cork, Ireland and Macau, China, but those sites are not yet qualified to make Captisol. If a major disaster were to happen at Hovione or Hovione were to suffer major production problems or were to fail to deliver Captisol to us for any other reason, there could be a significant interruption of our Captisol supply. While we carry a significant inventory of Captisol for this type of occurrence, which should permit us to satisfy our existing supply obligations through 2011 under current and anticipated demand conditions, an unusually large order or two could rapidly deplete that inventory and cause significant problems with our licensees and disrupt our business. In addition, if we fail to supply Captisol under our supply agreements, our customers could obtain the right to have Captisol manufactured by other suppliers, which would significantly harm our business.

We rely on contract manufacturers for the manufacture of Captisol and product candidates, and if these contract manufacturers fail to perform as we expect, we will incur delays in our ability to generate revenue and substantial additional expenses in obtaining new contract manufacturers.

We do not manufacture products or product candidates, but rather contract with contract manufacturers for the manufacture of products and product candidates. With respect to any specific product or product candidate, we only contract with one contract manufacturer due to the high cost of compliance with good manufacturing practices prior to the contract manufacturer being permitted to manufacture the product or product candidate for use in humans. If a contract manufacturer is unable or unwilling to continue to manufacture for us in the future, we would be required to contract with a new contract manufacturer for the specific product or product candidate. In the case of products, this would cause us to lose revenue during the qualification process, and in the case of product candidates, this could cause a delay in the commercialization of the product candidate. In addition, in either case we would incur substantial additional expenses as a result of the new contract manufacturer becoming qualified. Further, if a contract manufacturer were to experience a delay in producing products or product candidates due to a failure to meet strict FDA manufacturing requirements or otherwise, we would also experience a delay in development and commercialization of the product candidate or, in the case of products, sales of the product. This risk is exacerbated in the case of manufacture of injectables, which require heightened sterility and other conditions as well as specialized facilities for preparation.

If we consume cash more quickly than expected, and if we are unable to raise additional capital, we may be forced to curtail operations.

Our operations have consumed substantial amounts of cash since inception. Clinical and preclinical development of drug candidates is a long, expensive and uncertain process. Also, we may acquire companies, businesses or products and the consummation of such acquisitions may consume additional cash. For example, as part of the consideration for our recent acquisition of Cydex, we distributed approximately $12.0 million of our cash to Cydex stockholders. Security holders of CyDex, Neurogen and Metabasis also received contingent value rights under which we could be required to make unspecified payments under certain circumstances. In April 2010, we earned a $6.5 million milestone payment from Roche as a result of Roche progressing RG7348 into a Phase I clinical trial for the treatment of HCV infection. The milestone payment arises from a 2008 collaboration and license agreement between Roche and Metabasis and approximately 65% was distributed to CVR holders under a contingent value rights agreement and the former landlord of Metabasis.

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

Additional capital may not be available on favorable terms, or at all. If additional capital is not available, we may be required to curtail operations significantly, including but not limited to reducing our current headcount, or to obtain funds by entering into arrangements with partners or other third parties that may require us to relinquish rights to certain of our technologies, products or potential markets that we would not otherwise relinquish.

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

In October, 2010, Pfizer announced that it had entered into an agreement to acquire King. Pfizer has commenced a tender offer and Pfizer and King are targeting a first-quarter 2011 closing assuming execution of the tender process and receipt of the appropriate regulatory clearances. There can be no assurance of the impact that this anticipated acquisition will have on our relationship with Pfizer or King, or that the acquisition will occur at all.

If our collaborative partners terminate their collaborations with us or do not commit sufficient resources to the development, manufacture, marketing or distribution of our alliance products, we could be required to devote additional resources to our alliance products, seek new collaborative partners or abandon such alliance products, all of which could have an adverse effect on our business.

We are currently dependent upon outlicensing business and we may not be successful in entering into additional out-license agreements on favorable terms, which may adversely affect our liquidity or require us to alter development plans on our products.

We have entered into several out-licensing agreements for the development and commercialization of our products. We currently depend on our arrangements with our outlicensees to sell products using our Captisol technology. If our outlicensees discontinue sales of products using our Captisol technology, fail to obtain regulatory approval for their products using our Captisol technology, fail to satisfy their obligations under their agreements with us, or if we are unable to establish new licensing and marketing relationships, our financial results and growth prospects would be materially affected. Further, under most of our Captisol outlicenses, the amount of royalties we receive will be reduced or will cease when the relevant patent expires. While we have other more recent patents relating to Captisol with later expiration dates (for example, our high purity patent, U.S. Patent No. 7,635,773 is not expected to expire until 2029 and our morphology patent, U.S. Patent No. 7,629,331 is not expected to expire until 2025), the initially filed patents relating to Captisol expire in 2010 in the U.S. and are expected to expire between 2011 and 2016 outside the U.S., and if our other intellectual property rights are not sufficient to prevent a generic form of Captisol from coming to market, the source of the vast majority of our revenue may cease to exist.

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

Expirations of, challenges to or failure to secure patents and other proprietary rights may significantly hurt our business.

The initially filed patents relating to Captisol expire in 2010 in the U.S. and are expcted to expire between 2011 and 2013 outside the U.S. We have also obtained patent protection in the U.S. through 2025 on Agglomerated form and through 2029 on High Purity form of Captisol. We have obtained patent protection on a number of combinations of APIs and Captisol through three combination patents in the U.S., and we have applied for six additional combination patents in the U.S. relating to the combination of Captisol with specific APIs. Our U.S. combination patent relating to Fosphenytoin expires June 12, 2018 and our U.S. combination patent relating to Amiodarone expires May 4, 2022. Our U.S. combination patent relating to one of our early-stage product candidates expires March 19, 2022. There is no guarantee that these patents will be sufficient to prevent competitors from using Captisol after 2010 and competing against us, or from developing combination patents for products that will prevent us from developing products using those APIs. In addition, most of the agreements in our Captisol outlicensing business, including our agreements with Pfizer relating to Geodon IM, Vfend IV and Cerenia, provide that once the relevant patent expires, the amount of royalties we receive will be reduced or eliminated.

Generally, our success will depend on our ability and the ability of our licensors to obtain and maintain patents and proprietary rights for our potential products both in the United States and in foreign countries. Patents may not be issued from any of these applications currently on file, or, if issued, may not provide sufficient protection. Our patent position, like that of many biotechnology and pharmaceutical companies, is uncertain and involves complex legal and technical questions for which important legal principles are unresolved. We may not develop or obtain rights to products or processes that are patentable. Even if we do obtain patents, such patents may not adequately protect the technology we own or have licensed. In addition, others may challenge, seek to invalidate, infringe or circumvent any patents we own or license and rights we receive under those patents may not provide competitive advantages to us.

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

We were founded in 1987. We have incurred significant losses since our inception. As of December 31, 2010, our accumulated deficit was $691.9 million.

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

If plaintiffs bring product liability lawsuits against us or our partners, we or our partners may incur substantial liabilities and may be required to limit commercialization of our approved products and product candidates, and we may be subject to other liabilities related to the sale of our prior commercial product lines.

We and our partners face an inherent risk of product liability as a result of the clinical testing of our product candidates in clinical trials and face an even greater risk for commercialized products. Although we are not currently a party to product liability litigation, if we are sued, we may be held liable if any product or product candidate we develop causes injury or is found otherwise unsuitable during product testing, manufacturing, marketing or sale. Regardless of merit or eventual outcome, liability claims may result in decreased demand for any product candidates or products that we may develop, injury to our reputation, discontinuation of clinical trials, costs to defend litigation, substantial monetary awards to clinical trial participants or patients, loss of revenue and the inability to commercialize any products that we develop. We have product liability insurance that covers our clinical trials up to a $5.0 million annual limit. We intend to expand product liability insurance coverage to include the sale of commercial products if we obtain marketing approval for any products that we may develop. However, this insurance may be prohibitively expensive, or may not fully cover our potential liabilities. Inability to obtain sufficient insurance coverage at an acceptable cost or otherwise to protect against potential product liability claims could prevent or delay the commercialization of our product candidates. If we are sued for any injury caused by our product candidates or any future products, our liability could exceed our total assets.

In addition, we agreed to indemnify Eisai and King under certain circumstances pursuant to the asset purchase agreements we entered into with Eisai and King in connection with the sale of our prior commercial product lines. Some of our indemnification obligations still remain and our potential liability in certain circumstances is not limited to specific dollar amounts. We cannot predict the liabilities that may arise as a result of these matters. Any claims related to our indemnification obligations to King or Eisai could materially and adversely affect our financial condition.

In addition, King assumed our obligation to make payments to Organon based on net sales of AVINZA (the fair value of which was $30.9 million as of December 31, 2010). We remain liable to Organon in the event King defaults on this obligation. Any requirement to pay a material amount to Organon, could adversely affect our business and the price of our securities.

The sale of our prior commercial product lines does not relieve us of exposure to product liability risks on products we sold prior to divesting these product lines. A successful product liability claim or series of claims brought against us may not be insured and could result in payment of significant amounts of money and divert management’s attention from running our business.

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

We engage one or more third parties to manage some of our cash consistent with an investment policy that allows a range of investments and maturities. The investments are intended to maintain safety of principal while providing liquidity adequate to meet projected cash requirements. Risks of principal loss are to be minimized through diversified short and medium term investments of high quality, but the investments are not in every case guaranteed or fully insured. As a result of changes in the credit market, one of our short-term investments in commercial paper was in default. As a result, we were unable to recoup all of our investment in the commercial paper. In addition, from time to time we may suffer other losses on our short-term investment portfolio.

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

Significant returns of products we sold prior to selling our prior commercial businesses could harm our operating results.

Under our agreements to sell our prior commercial businesses, we remain financially responsible for returns of our products sold before those businesses were transferred to their respective buyers. Consequently, if returns of those products are higher than expected, we could incur substantial expenses for processing and issuing refunds for those returns which, in turn, could negatively impact our financial results. The amount of returns could be affected by a number of factors including, but not limited to, ongoing product demand, product rotation at distributors and wholesalers, and product stability issues.

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

We may be unable to successfully integrate Metabasis and realize the anticipated benefits of the acquisition.

In January 2010, we completed our merger with Metabasis. The integration of an independent company is a complex, costly and time-consuming process. It is possible that the integration processes could result in the loss of key employees, diversion of management’s attention, the disruption or interruption of, or the loss of momentum in, our ongoing business or inconsistencies in standards, controls, procedures and policies, any of which could adversely affect our ability to maintain relationships with licensors, collaborators, partners, suppliers and employees or our ability to achieve the anticipated benefits of the merger, or could reduce our earnings or otherwise adversely affect the business and financial results of the combined company and, as a result, adversely affect the market price of our common stock.

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

We expect to incur significant costs and commit significant management time integrating Metabasis’ business operations, technology, development programs, products and personnel with those of ours. If we do not successfully integrate the business of Metabasis, the expenditure of these costs will reduce our cash position.

Our stock price has been volatile and could experience a sudden decline in value.

Our common stock has experienced significant price and volume fluctuations and may continue to experience volatility in the future. As a result, you may not be able to sell your shares quickly or at the latest market price if trading in our stock is not active or the volume is low. On November 19, 2010, we effected a 1-for-6 reverse stock split. We believe the reverse stock split will have the effect of increasing the per share trading price of our common stock. Many factors may have a significant impact on the market price of our common stock, including, but not limited to, the following factors: results of or delays in our preclinical studies and clinical trials; the success of our collaboration agreements; publicity regarding actual or potential medical results relating to products under development by us or others; announcements of technological innovations or new commercial products by us or others; developments in patent or other proprietary rights by us or others; comments or opinions by securities analysts or major stockholders; future sales of our common stock by existing stockholders; regulatory developments or changes in regulatory guidance; litigation or threats of litigation; economic and other external factors or other disaster or crises; the departure of any of our officers, directors or key employees; period-to-period fluctuations in financial results; and limited daily trading volume.

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

While no material weaknesses were identified as of December 31, 2010, we cannot assure you that material weaknesses will not be identified in future periods. The existence of one or more material weakness or significant deficiency could result in errors in our consolidated financial statements. Substantial costs and resources may be required to rectify any internal control deficiencies. If we fail to achieve and maintain the adequacy of our internal controls in accordance with applicable standards, we may be unable to conclude on an ongoing basis that we have effective internal controls over financial reporting. If we cannot produce reliable financial reports, our business and financial condition could be harmed, investors could lose confidence in our reported financial information, or the market price of our stock could decline significantly. In addition, our ability to obtain additional financing to operate and expand our business, or obtain additional financing on favorable terms, could be materially and adversely affected, which, in turn, could materially and adversely affect our business, our financial condition and the market value of our securities. Moreover, our reputation with customers, lenders, investors, securities analysts and others may be adversely affected.

Impairment charges pertaining to goodwill, identifiable intangible assets or other long-lived assets from our mergers could have an adverse impact on our results of operations and the market value of our common stock.

The total purchase price pertaining to our mergers with Pharmacopeia, Neurogen, Metabasis and CyDex have been allocated to net tangible assets, identifiable intangible assets, in process research and development and goodwill. To the extent the value of goodwill or identifiable intangible assets or other long-lived assets become impaired, we will be required to incur material charges relating to the impairment. Any impairment charges could have a material adverse impact on our results of operations and the market value of our common stock.

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

Our CyDex facilities are located in a tornado zone, and the occurrence of a tornado or other catastrophic disaster could damage our facilities and equipment, which could cause us to curtail or cease local operations.

Our CyDex facilities are located outside of Kansas City, Kansas, which is in a tornado zone. We are therefore vulnerable to damage from tornados. We are also vulnerable to damage from other types of disasters, such as power loss, fire, floods and similar events. If any disaster were to occur, our ability to operate our business could be seriously impaired. We are insured against up to $2.6 million in damages resulting from natural disasters, including tornados. We currently may not have adequate insurance to cover our losses resulting from disasters or other similar significant business interruptions, and we do not plan to purchase additional insurance to cover such losses due to the cost of obtaining such coverage. Any significant losses that are not recoverable under our insurance policies could seriously impair our business, financial condition and prospects.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We currently occupy approximately 30,000 square feet of office and laboratory facility in San Diego, California leased through December 2011. We believe this facility is adequate to meet our space requirements for the foreseeable future.

We lease approximately 99,000 square feet in three facilities in Cranbury, New Jersey under leases that expire in 2016. We fully vacated this facility in September 2010.

We also lease a 52,800 square foot facility in San Diego that is leased through July 2015. In January 2008, we began subleasing the 52,800 square foot facility under a sublease agreement through July 2015. We fully vacated this facility in February 2008.

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

Market Information

Our common stock is traded on the NASDAQ Global Market (formerly NASDAQ National Market) under the symbol “LGND”. These numbers give affect to the 1-for-6 reverse split effected on November 19, 2010.

The following table sets forth the high and low intraday sales prices for our common stock on the NASDAQ Global Market for the periods indicated:

	Price Range
	High	Low
Year Ended December 31, 2010:
1st Quarter	$13.80	$9.30
2nd Quarter	11.64	8.22
3rd Quarter	10.32	8.28
4th Quarter	14.80	8.14

Year Ended December 31, 2009:
1st Quarter	$19.20	$11.16
2nd Quarter	19.08	15.06
3rd Quarter	19.26	13.26
4th Quarter	14.58	9.78

As of February 11, 2011, the closing price of our common stock on the NASDAQ Global Market was $9.02.

Holders

As of February 11, 2011, there were approximately 1,576 holders of record of the common stock.

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

Issuer Purchases of Equity Securities (1)

Month	Total Number of Shares Purchased During Month (2)	Average Price Paid Per Share (3)	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plan (4)
October 1 to October 31, 2010	—	$—	—	$10,000,000
November 1 to November 30, 2010	3,362	$8.46	3,362	$9,971,565
December 1 to December 31, 2010	7,320	$8.52	10,682	$9,909,197

Total	10,682

(1)	In June 2010, we announced that our board of directors authorized a stock repurchase program under Rule 10b-18 of the Securities Exchange Act of 1934, as amended, of up to $10 million of shares of our common stock in the open market and negotiated purchases over a period of 24 months. The above table provides information regarding our stock repurchases in the quarter ended December 31, 2010. This program expires in June 2012 and may be discontinued at any time.
(2)	The purchases were made in open-market transactions.
(3)	Excludes commissions paid, if any, related to the share repurchase transactions.
(4)	Represents the difference between the $10,000,000 of share repurchases authorized by our board of directors and the value of the shares repurchased from June 2010 through the indicated month.

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

	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10
Ligand	100%	98%	58%	33%	26%	18%
NASDAQ Market (U.S. Companies) Index	100%	110%	120%	72%	103%	120%
NASDAQ Biotechnology Stocks	100%	101%	106%	92%	107%	123%

Item 6.	Selected Consolidated Financial Data

The following selected historical consolidated financial and other data are qualified by reference to, and should be read in conjunction with, our consolidated financial statements and the related notes thereto appearing elsewhere herein and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our selected statement of operations data set forth below for each of the years ended December 31, 2010, 2009, 2008, 2007, and 2006 and the balance sheet data as of December 31, 2010, 2009 2008, 2007, and 2006 are derived from our consolidated financial statements.

	Year Ended December 31,
	2010	2009	2008	2007	2006(2)
	(in thousands, except share data)
Consolidated Statement of Operations Data:
Royalties	$7,279	$8,334	$20,305	$11,409	$—
Collaborative research and development and other revenues	16,259	30,606	7,000	1,485	3,977
Research and development expenses	22,067	39,870	30,770	44,623	41,546
General and administrative expenses	12,829	15,211	23,785	30,410	43,908
Lease exit and termination costs	16,894	15,235	—	—	—
Write-off of acquired in-process research and development	2,754	442	72,000	—	—
Accretion of deferred gain on sale leaseback	1,702	21,851	1,964	1,964	3,397
Loss from operations	(29,304)	(9,967)	(97,276)	(60,175)	(78,080)
Loss from continuing operations	(12,786)	(8,337)	(97,460)	(34,759)	(56,590)
Discontinued operations (1)	2,413	6,389	(654)	316,447	24,847
Net income (loss)	(10,373)	(1,948)	(98,114)	281,688	(31,743)
Basic per share amounts:
Income (loss) from continuing operations	$(0.65)	$(0.44)	$(6.12)	$(2.15)	$(4.21)
Discontinued operations (1)	0.12	0.34	(0.04)	19.62	1.84

Net income (loss)	$(0.53)	$(0.10)	$(6.16)	$17.47	$(2.37)

Weighted average number of common shares	19,613,201	18,862,751	15,917,570	16,124,731	13,436,421

Diluted per share amounts:
Income (loss) from continuing operations	$(0.65)	$(0.44)	$(6.12)	$(2.12)	$(4.21)
Discontinued operations (1)	0.12	0.34	(0.04)	19.34	1.84

Net income (loss)	$(0.53)	$(0.10)	$(6.16)	$17.22	$(2.37)

Weighted average number of common shares	19,613,201	18,862,751	15,917,570	16,354,121	13,436,421

	December 31,
	2010	2009	2008	2007	2006
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents, short-term investments and restricted cash and investments	$24,038	$54,694	$82,012	$95,819	$212,488
Working capital (3)	3,531	15,994	23,315	58,975	64,747
Total assets	75,559	141,807	171,448	173,278	326,053
Current portion of deferred revenue, net	—	4,989	10,301	—	57,981
Current portion of deferred gain	1,702	1,702	1,964	1,964	1,964
Long-term obligations (excludes long-term portions of deferred revenue, net and deferred gain)	36,030	72,350	58,743	53,048	85,780
Long-term portion of deferred revenue, net	2,546	3,495	16,819	2,546	2,546
Long-term portion of deferred gain	—	1,702	23,292	25,256	27,220
Common stock subject to conditional redemption	8,344	8,344	12,345	12,345	12,345
Accumulated deficit	(691,947)	(681,574)	(679,626)	(581,512)	(862,802)
Total stockholders’ equity (deficit)	(4,849)	3,744	(10,365)	29,115	27,352

(1)	We sold our Oncology Product Line (“Oncology”) on October 25, 2006 and our AVINZA Product Line (“AVINZA”) on February 26, 2007. The operating results for Oncology and AVINZA have been presented in our consolidated statements of operations as “Discontinued Operations.”
(2)	Effective January 1, 2006, we adopted ASC 718, Compensation—Stock Compensation, or ASC 718, using the modified prospective transition method. The implementation of ASC 718 resulted in additional employee stock compensation expense of $4.8 million in 2006.
(3)	Working capital includes deferred product revenue recorded under the sell-through revenue recognition method.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Caution: This discussion and analysis may contain predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties, including those discussed in Item 1A. “Risk Factors.” This outlook represents our current judgment on the future direction of our business. These statements include those related to our Captisol related revenue, our AVINZA, PROMACTA and other product royalty revenues, product returns, and product development. Actual events or results may differ materially from our expectations. For example, there can be no assurance that our revenues or expenses will meet any expectations or follow any trend(s), that we will be able to retain our key employees or that we will be able to enter into any strategic partnerships or other transactions. We cannot assure you that we will receive expected AVINZA, PROMACTA, Captisol and other product revenues to support our ongoing business or that our internal or partnered pipeline products will progress in their development, gain marketing approval or achieve success in the market. In addition, ongoing or future arbitration, or litigation or disputes with third parties may have a material adverse effect on us. Such risks and uncertainties, and others, could cause actual results to differ materially from any future performance suggested. We undertake no obligation to release publicly the results of any revisions to these forward-looking statements to reflect events or circumstances arising after the date of this annual report. This caution is made under the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended.

Our trademarks, trade names and service marks referenced herein include Ligand. Each other trademark, trade name or service mark appearing in this annual report belongs to its owner.

References to “Ligand Pharmaceuticals Incorporated”, “Ligand”, the “Company”, “we” or “our” include our wholly owned subsidiaries—Ligand JVR, Allergan Ligand Retinoid Therapeutics, Seragen, Inc., or Seragen; Pharmacopeia, LLC; Neurogen Corporation, CyDex Pharmaceuticals, Inc., Metabasis Therapeutics, and Nexus Equity VI LLC, or Nexus.

Overview

We are a biotechnology company that operates with a simple business model focused on developing or acquiring revenue generating assets and coupling them to a lean corporate cost structure. Our goal is to create a sustainably profitable business and generate meaningful value for our stockholders. Since our business model is based on the goal of partnering with other pharmaceutical companies to commercialize and market our assets, the revenue that supports our business is based largely on payments made to us by partners for royalties, milestones, license fees, and material sales of Captisol. We expect to receive revenue from eight partner-marketed products in 2011 and have a portfolio of over fifty additional programs that are in various stages of development with the potential to become future revenue generating assets. This portfolio of assets is highly diversified across numerous technology types, therapeutic areas, drug targets, and industry partners, offering investors a unique and, we believe, lower risk portfolio opportunity in which to invest in the increasingly complicated and unpredictable pharmaceutical industry. These programs address the unmet medical needs of patients for a broad spectrum of diseases including hepatitis, muscle wasting, Alzheimer’s disease, dyslipidemia, diabetes, anemia, COPD, asthma, rheumatoid arthritis, oncology and osteoporosis. We have established multiple alliances with the world’s leading pharmaceutical companies including GlaxoSmithKline, Merck, Pfizer, Bristol-Myers Squibb, Onyx, and AstraZeneca.

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

On December 23, 2008, we acquired all of the outstanding common shares of Pharmacopeia, Inc., or Pharmacopeia, a clinical development stage biopharmaceutical company dedicated to discovering and developing novel small molecule therapeutics to address significant medical needs.

On December 23, 2009, we acquired all of the outstanding common shares of Neurogen Corporation, or Neurogen, a drug development company historically focusing on small-molecule drugs to improve the lives of patients suffering from psychiatric and neurological disorders with significant unmet medical needs.

On January 27, 2010, we completed the acquisition of Metabasis Therapeutics, Inc., or Metabasis, following approval of the transaction by Metabasis stockholders. As a result, we gained a fully funded partnership with Hoffman-La Roch, or Roche, additional pipeline assets and drug discovery technologies and resources.

On January 26, 2011, we completed the acquisition of CyDex Pharmaceuticals, Inc., or CyDex, following approval of the transaction by CyDex stockholders. As a result, we gained revenue from four currently marketed products, a large portfolio of partnered drug development programs, an internal pipeline of proprietary drugs, and the Captisol drug formulation platform technology.

Metabasis Contingent Value Rights

In January 2010, we completed our acquisition of Metabasis. In addition to cash consideration, we issued four tradable Contingent Value Rights (“CVRs”), one CVR from each of four respective series of CVRs, for each Metabasis share. The CVRs will entitle the holder to cash payments as frequently as every six months as cash is received by us from proceeds from Metabasis’ partnership with Roche or the sale or partnering of any of the Metabasis drug development programs, among other triggering events. We have also committed to spend at least $8 million in new research and development funding on the Metabasis programs within 42 months following the closing of the transaction. Through December 31, 2010, we estimate that we have spent approximately $3.5 million of the committed amount.

In April 2010, we earned a $6.5 million milestone payment from Roche as a result of Roche progressing RG7348 into a Phase I clinical trial for the treatment of hepatitis C viral (HCV) infection. The milestone payment arises from a 2008 collaboration and license agreement between Roche and Metabasis, and approximately 65% was distributed to CVR holders in June 2010.

In November 2010, we received a notice from Roche providing that Roche was exercising its right to terminate the Collaboration and License Agreement dated as of August 7, 2008 among Roche and Metabasis. Under the terms of the Collaboration and License Agreement, the termination was effective upon 60 days prior written notice. Upon termination, the licenses granted under the agreement automatically terminated and reverted to the granting party. In addition, we will receive a non-exclusive, worldwide, royalty-bearing license under specified Roche patents to develop, make and sell related compounds and products, subject to royalty payments on net sales. Any future assignment or sublicensing of such a license from Roche may be subject to Roche’s prior written consent. Roche will be prohibited for ten years following the termination from developing or commercializing related compounds.

In January 2011, we entered into a strategic relationship with Chiva Pharmaceuticals, Inc. to develop multiple assets and technology in China and potentially worldwide. Chiva was granted licenses to begin immediate development in China of two clinical-stage HepDirect programs, Pradefovir for hepatitis B and MB01733 for hepatocellular carcinoma. Additionally, we granted Chiva a non-exclusive HepDirect technology license for the discovery, development and worldwide commercialization of new compounds in hepatitis B (HepB), hepatitis C (HepC) and hepatocellular carcinoma (HCC). Under the terms of the agreement, we are entitled to milestones and royalties on potential sales. In addition, we received a 10% equity position in Chiva and will also receive a portion of any sublicensing revenue generated from sublicensing of collaboration compounds to third parties in a major world market. We will receive initial 2011 license payments that total $1 million.

Results of Operations

Total revenues for 2010 were $23.5 million, compared to $38.9 million in 2009 and $27.3 million in 2008. Our loss from continuing operations for 2010 was $12.8 million, or $0.65 per share, compared to $8.3 million, or $0.44 per share in 2009 and $97.5 million, or $6.12 per share, in 2008.

Royalty Revenue

Royalty revenues were $7.3 million in 2010 compared to $8.3 million in 2009 and $20.3 million in 2008. The decrease in royalty revenues of $1.0 million for the year ended December 31, 2010 is primarily due to lower AVINZA sales, partially offset by an increase in PROMACTA sales. The decrease in royalty revenues of $12.0 million for the year ended December 31, 2009 is primarily due to a reduction in the contractual royalty rate from 15% to 5% in October 2008 under our agreement with King for AVINZA sales, partially offset by PROMACTA royalties.

Collaborative Research and Development and Other Revenue

Collaborative research and development and other revenues for 2010 were $16.3 million compared to $30.6 million in 2009 and $7.0 million in 2008. Collaborative research and development and other revenues include reimbursement for ongoing research activities, earned milestones, and recognition of prior years’ up-front fees previously deferred.

A comparison of collaborative research and development and other revenues is as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
Collaborative research and development	$7,734	$23,316	$—
License fees	6,250	525	5,000
Milestones and other	2,275	6,765	2,000

	$16,259	$30,606	$7,000

Collaborative research and development. The decrease of $15.6 million for the year ended December 31, 2010 is primarily due to the termination of our remaining research collaboration agreements. The increase of $23.3 million for the year ended December 31, 2009 is due to collaboration revenues resulting from agreements acquired from Pharmacopeia in December 2008.

License fees. The increase of $5.7 million for the year ended December 31, 2010 is primarily due to the licensing of several compounds upon the termination of research collaborations. License fees decreased $4.5 million for the year ended December 31, 2009 as, during 2008, we received a $5.0 million up-front license fee from an agreement with GSK under which we licensed worldwide exclusive rights to our LGD-4665 product candidate and our other thrombopoietin (TPO)-related molecules to GSK.

Milestones and Other. Milestones in 2010 reflect $2.3 million received from Roche related to the initiation of a Phase I clinical trial under an agreement acquired from Metabasis. Milestones in 2009 reflect $4.0 million received from Merck in connection with lead identification and transferred programs, $1.3 million received from GSK for lead identification and $1.5 million from Pfizer related to NDA filings. Milestones in 2008 reflect $2.0 million received from GSK as a result of FDA approval of PROMACTA.

Research and Development Expenses

Research and development expenses were $22.1 million in 2010 compared to $39.9 million in 2009 and $30.8 million in 2008. The major components of research and development expenses are as follows (in thousands):

	Years Ended December 31,
	2010	2009	2008
Research performed under collaboration agreements	$8,670	$21,194	$—
Internal research programs	10,877	12,963	21,626

Total research	19,547	34,157	21,626
Development costs	2,520	5,713	9,144

Total research and development	$22,067	$39,870	$30,770

The decrease in research and development expenses of $17.8 million for the year ended December 31, 2010 was primarily due to $12.5 million of costs associated with collaboration agreements that were terminated, $3.2 million of costs associated with clinical trials and $1.8 million in reduced headcount related and other costs associated with internal research programs.

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

As summarized in the table below, we are developing several proprietary products for a variety of indications. These programs represent our future licensing opportunities to expand our partnered asset portfolio.

Program	Disease/Indication	Development Phase

Selective Androgen Receptor Modulators (SARMs) (agonists)	Muscle wasting and frailty	Phase I

Captisol-Enabled Clopidogrel IV	Anti-platelet	Phase II

Captisol-Enabled Melphalan I	Oncology	Phase II

Captisol-Enabled Topiramate IV	Epilepsy/Seizures	Preclinical

Glucagon receptor antagonists	Diabetes	Preclinical

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

General and Administrative Expenses

General and administrative expenses were $12.8 million for 2010, compared to $15.2 million for 2009 and $23.8 million for 2008. The decrease in general and administrative expenses of $2.4 million for the year ended December 31, 2010 was primarily due to $0.9 million of lower headcount related costs as a result of staff reductions, $3.9 million of lower facilities costs as a result of our lease termination in 2009 and $1.4 million of lower legal costs, partially offset by lower allocations to research and development of $3.5 million.

The decrease in general and administrative expenses of $8.6 million for the year ended December 31, 2009 was primarily due to $4.3 million of expenses incurred during 2008 as a result of exiting a facility, reduced legal expenses of $3.3 million and lower headcount costs of $0.6 million.

Lease Exit and Termination Costs

In September 2010, we ceased use of our facility located in Cranbury, New Jersey. As a result, we recorded lease exit costs of $9.7 million for costs related to the difference between the remaining lease obligations of the abandoned operating leases, which run through August 2016, and management’s estimate of potential future sublease income, discounted to present value. Actual future sublease income may differ materially from our estimate, which would result in us recording additional expense or reductions in expense. In addition, we wrote-off approximately $5.4 million of property and equipment related to the facility closure. We also recorded approximately $1.8 million of severance related costs.

In August 2009, we entered into a lease termination agreement for our corporate facility in San Diego. Under the terms of the agreement, we will pay a termination fee of $14.3 million as follows: $4.5 million was paid upon signing, $4.5 million was paid in July 2010 and $5.3 million is due in April 2011. As a result, during the year ended December 31, 2009, we recorded lease termination costs of $15.2 million, which includes the net present value of the lease termination payments of $14.3 million and $0.9 million of other costs associated with the lease termination.

Write-off of in-process research and development

In November 2010, Roche notified us that they were exercising their right to terminate the collaboration and license agreement with our subsidiary, Metabasis. As a result, we reviewed the carrying amount of the intangible asset related to this agreement. Based on our analysis of available information, we determined that the asset would not generate any future cash flow. Therefore, we wrote-off the $2.8 million of acquired in-process research and development associated with the agreement during the year ended December 31, 2010.

For acquisitions prior to January 1, 2009, the fair value of acquired In-Process Research and Development (IPR&D) projects, which have no alternative future use and which have not reached technological feasibility at the date of acquisition, were immediately expensed. We wrote-off the estimated fair value of $72.0 million of acquired in-process research and development related to the acquisition of Pharmacopeia in 2008. The estimated fair value relates to specific internal and partnered product candidates targeting a variety of indications which are currently in various stages of development ranging from preclinical to Phase II. Due to the nature of our internal development programs and our collaborative partnerships, management does not expect to incur significant costs related to these programs. The estimated fair value is driven by future milestones and royalties. Management anticipates potential milestones in the near-term and the possibility of significant royalties beginning in 2015. However, as these potential products have not reached commercialization, we or our partners face risks inherent in the development of products in the human health care market and will continue to face significant risks as no assurance can be given that: (1) product development efforts will be successful, (2) required regulatory approvals for any indication will be obtained, (3) any products, if introduced, will be capable of being produced in commercial quantities at reasonable costs or, (4) patient and physician acceptance of these products will be achieved. These risks may cause significant delays in the timing or potential success of commercialization of these products, which could materially impact estimated future cash flows. Of the total fair value, $29.0 million relates to product candidates currently in the preclinical stage of development as follows: $13.0 million related to various candidates under our collaboration with GSK, $8.0 million related to the JAK-3 program with Wyeth, and $8.0 related to our internal CCR1 program; $9.0 million relates to product candidates currently in Phase I clinical trials as follows: $7.5 million related to Schering Plough oncology-related product candidates and $1.5 million related to a product candidate being developed by Celgene targeting inflammation; and $34.0 million relates to product candidates currently in Phase II clinical trials as follows: $19.0 million related to Schering Plough’s CXCR2 program targeting COPD and asthma and $15.0 million related to a P38 MAPK inhibitor program targeting rheumatoid arthritis and psoriasis being developed by BMS.

We used the “Income Method”to determine the estimated fair values of acquired in-process research and development, which uses a discounted cash flow model and applies a probability weighting based on estimates of successful product development and commercialization to estimated future net cash flows resulting from projected revenues and related costs. These success rates take into account the stages of completion and the risks surrounding successful development and commercialization of the underlying product candidates. These cash flows were then discounted to present value using a discount rate of 40% for product candidates in the preclinical stage, 35% for product candidates currently in Phase I clinical trials and 30% for product candidates currently in Phase II clinical trials.

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

Accretion of Deferred Gain on Sale Leaseback

In October 2006, we entered into an agreement for the sale of our real property located in San Diego, California for a purchase price of $47.6 million. This property, with a net book value of $14.5 million, included one building totaling approximately 82,500 square feet, the land on which the building is situated, and two adjacent vacant lots. As part of the sale transaction, we agreed to lease back the building for a period of 15 years.

We recognized an immediate pre-tax gain on the sale transaction of $3.1 million in 2006 and deferred a gain of $29.5 million on the sale of the building. The deferred gain was being recognized as an offset to operating expense on a straight-line basis over the 15 year term of the lease at a rate of approximately $2.0 million per year.

In August 2009, we entered into a lease termination agreement for this building. As a result, we recognized an additional $20.4 million of accretion of deferred gain during the quarter ended September 30, 2009, and will recognize the remaining balance of the deferred gain of $3.1 million through the term of our new building lease, which expires in December 2011. The amount of the deferred gain recognized for the years ended December 31, 2010, 2009 and 2008 was $1.7 million, $21.9 million and $2.0 million, respectively.

Interest Income

Interest income was $0.4 million for 2010, compared to $0.6 million for 2009 and $2.1 million for 2008. The decreases from 2008 to 2009 and from 2009 to 2010 are due to lower invested balances and lower interest rates.

Decrease in Liability for Contingent Value Rights

We recorded a decrease in liability for CVRs of $9.1 million for the year ended December 31, 2010. The decrease relates to our liability for amounts potentially due to holders of CVRs associated with our Metabasis acquisition. The initial fair value of the liability was determined using quoted market prices of Metabasis common stock in active markets. The liability is subsequently marked-to-market at each reporting period based upon the quoted market prices of the underlying CVR, and the change in fair value is recorded in our consolidated statements of operations. The carrying amount of the liability may fluctuate significantly based upon quoted market prices and actual amounts paid under the CVR agreements may be materially different than the carrying amount of the liability. The fair value of the liability at December 31, 2010 was $0, compared to $9.1 million at the date of acquisition.

Other, net

We recorded other income of $4.4 million for 2010, compared to other expense of $0.2 million for 2009 and $2.2 million for 2008. Other income for 2010 primarily relates to grants totaling $2.0 million in response to applications submitted for qualified investments in a qualifying therapeutic discovery project under section 48D of the Internal Revenue Code, $1.5 million in realized gains on investments, $0.5 million reduction in warrant liability and $0.4 million of gain on sale of property and equipment. Other expense for 2009 relates to losses from abandoning property and equipment. Other expense for 2008 relates to realized losses on investments.

Income Taxes

During 2010, we recorded an income tax benefit of $2.6 million related to the reversal of estimated interest for a proposed substantial underpayment of tax in fiscal 2007. During 2009, the IRS issued to us a Notice of Proposed Adjustment, or NOPA, seeking an increase to our taxable income for the 2007 fiscal year of $71.5 million and a $4.1 million penalty for substantial underpayment of tax in fiscal 2007. We recorded a liability for uncertain tax positions of $25.1 million related to the income tax effect of the NOPA and $3.0 million related to estimated interest due on the proposed underpayment of tax. We also recorded deferred income tax assets of $25.1 million associated with the ability to carry back losses from 2008 and 2009 to offset the NOPA. In addition, we recorded an income tax receivable of $4.5 million associated with changes in income tax law in relation to prior AMT taxes paid on carry back periods. In November 2010, the IRS granted us an extension of time to make a closing-of-the-books election with respect to an ownership change, within the meaning of section 382 of the Internal Revenue Code, for the 2007 tax year. We filed an amended 2007 federal tax return in the fourth quarter of 2010. In addition, in January 2011, we were notified by the IRS that they had completed their examination resulting in no changes to the taxes for our 2007 tax year.

During 2009, we recorded an income tax benefit of $1.5 million as a result of the NOPA discussed above. We recorded an income tax receivable of $4.5 million associated with changes in income tax law in relation to prior AMT taxes paid on carry back periods partially offset by $3.0 million of interest for the proposed substantial underpayment of tax in fiscal 2007.

During 2008, we had losses from continuing operations and discontinued operations. We recorded an income tax benefit from continuing operations of $0.1 million for the year ended December 31, 2008 related to tax refunds.

At December 31, 2010, we have federal net operating loss carryforwards of $438.2 million, $181.1 million of state net operating loss carryforwards and $16.4 million of federal research and development credit carryforwards. Federal research and development credit carryforwards of $0.8 million expired at the beginning of 2011 with the remainder expiring through 2027, and we have $10.3 million of California and New Jersey research and development credit carryforwards that have no expiration date.

Pursuant to Internal Revenue Code Sections 382 and 383, use of net operating loss and credit carryforwards may be limited if there were changes in ownership of more than 50%. As a result of ownership changes, utilization of our net operating losses and credits are subject to limitations under Internal Revenue Code Sections 382 and 383.

Discontinued Operations

Oncology Product Line

In 2006, we and Eisai entered into the Oncology purchase agreement pursuant to which Eisai agreed to acquire all of our worldwide rights in and to our oncology products, or Oncology product line, including, among other things, all related inventory, equipment, records and intellectual property, and assume certain liabilities as set forth in the Oncology purchase agreement. For the years ended December 31, 2010 and 2009, we recognized pre-tax gains of $0.2 million and $1.0 million, respectively, due to subsequent changes in certain estimates of assets and liabilities recorded as of the sale date. For the year ended December 31, 2008, we recognized a $10.6 million pre-tax loss resulting from the Salk settlement for $13.0 million partially offset by a $2.4 million pre-tax gain due to subsequent changes in certain estimates of assets and liabilities recorded as of the sale date.

AVINZA Product Line

In 2007, we and King entered into the AVINZA purchase agreement pursuant to which King agreed to acquire all of our rights in and to AVINZA in the United States, its territories and Canada, including, among other things, all AVINZA inventory, records and related intellectual property, and assume certain liabilities as set forth in the AVINZA purchase agreement, which we collectively refer to as the Transaction. In 2008, the remaining $7.5 million from an escrow account, plus interest of $0.5 million, was released to us.

King also assumed our co-promote termination obligation to make payments to Organon based on net sales of AVINZA ($30.9 million and $40.8 million as of December 31, 2010 and 2009, respectively). As Organon has not consented to the legal assignment of the co-promote termination obligation from us to King, we remain liable to Organon in the event of King’s default of this obligation. For the years ended December 31, 2010 and 2009, we recognized pre-tax gains of $2.2 million and $5.4 million, respectively, due to subsequent changes in certain estimates of assets and liabilities recorded as of the sale date. For the year ended December 31, 2008, we recognized an $8.1 million pre-tax gain resulting from the release of funds from the escrow account and a $1.5 million pre-tax gain due to subsequent changes in certain estimates of assets and liabilities recorded as of the sale date.

Income Taxes

For the years ended December 31, 2010 and 2009, we recorded no income tax provision or benefit on discontinued operations.

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

Working capital was $3.5 million at December 31, 2010 compared to $16.0 million at December 31, 2009. Available cash, cash equivalents and short-term investments totaled $22.7 million as of December 31, 2010 compared to $53.2 million as of December 31, 2009. We primarily invest our cash in certificates of deposit and United States government and investment grade corporate debt securities.

In August 2009, we entered into a lease termination agreement for our corporate facility in San Diego. Under the terms of the agreement, we will pay a termination fee of $14.3 million as follows: $4.5 million was paid upon signing, $4.5 million was paid in July 2010 and $5.3 million is due in April 2011. In addition, we entered into a new lease for a period of 27 months commencing October 2009, for premises consisting of office and lab space located in San Diego to serve as our new corporate headquarters.

In January 2011, we used $12.0 million of our existing cash, cash equivalents and short-term investments for the acquisition of CyDex.

Based on management’s plans, including expense reductions, if necessary, and our current business outlook, we believe our currently available cash, cash equivalents, and short-term investments as well as our current and future royalty, license and milestone revenues will be sufficient to satisfy our anticipated operating and capital requirements through at least the next twelve months. Our future operating and capital requirements will depend on many factors, including, but not limited to: the pace of scientific progress in our research and development programs; the magnitude of these programs; the scope and results of preclinical testing and clinical trials; the time and costs involved in obtaining regulatory approvals; the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims; competing technological and market developments; the amount of royalties on sales of AVINZA, VIVIANT, CONBRIZA and PROMACTA; the efforts of our collaborative partners; obligations under our operating lease agreements and lease termination agreement; and the capital requirements of any companies we may acquire, including Neurogen, Metabasis and Cydex.

Operating Activities

Operating activities used cash of $27.1 million, $33.8 million, and $20.6 million in 2010, 2009 and 2008, respectively. The use of cash in 2010 reflects a net loss of $10.4 million, adjusted by $2.4 million of gain from discontinued operations and $10.2 million of non-cash items to reconcile the net loss to net cash used in operations. These reconciling items primarily reflect non-cash lease costs of $9.0 million, a write-off of acquired in-process research and development of $2.8 million, the recognition of $2.3 million of stock-based compensation expense, depreciation of assets of $2.2 million and the write-off of assets of $5.3 million, partially offset by the change in estimated fair value of contingent value rights of $9.1 million, accretion of deferred gain on the sale leaseback of the building of $1.7 million and gain on investments of $0.6 million. The use of cash in 2010 is further impacted by changes in operating assets and liabilities due primarily to decreases in accounts payable and accrued liabilities of $13.4 million, a decrease in deferred revenue of $5.9 million, an increase in other current assets of $3.9 million, a decrease in other liabilities of $0.7 million and an increase in accounts receivable, net of $0.4 million. Net cash provided by operating activities of discontinued operations was $0.2 million in 2010.

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

Investing Activities

Investing activities provided cash of $14.5 million in 2010 and $24.8 million in 2009 and used cash of $24.4 million 2008. Cash provided by investing activities in 2010 primarily reflects the net sales of short-term investments of $18.5 million and $0.6 million of proceeds from sale of property and equipment, partially offset by $4.1 million of cash paid for acquisitions. None of the cash provided by investing activities for 2010 related to discontinued operations.

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

Financing Activities

Financing activities used cash of $0.2 million, $3.7 million and $3.0 million in 2010, 2009 and 2008, respectively. Cash used in financing activities in 2010 primarily reflects payments under equipment financing obligations of $0.1 million and repurchases of common stock of $0.1 million. None of the cash used in financing activities for 2010 related to discontinued operations.

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

Other

As part of certain of our strategic alliances with our research partners, we have received up-front cash payments and licenses to certain product candidates. In connection with these agreements, we were obligated to perform significant research and development activities over multiple years. As of December 31, 2010, we had no remaining obligations to perform research and development activities under these agreements.

In July 2007, we purchased $5.0 million of commercial paper issued by Golden Key Ltd. The investment was highly-rated and within our investment policy at the time of purchase, but during the third quarter of 2007, large credit rating agencies downgraded the quality of this security. In addition, as a result of not meeting certain liquidity covenants, the assets of Golden Key Ltd. were assigned to a trustee who established a committee of the largest senior credit holders to determine the next steps. Subsequently, Golden Key Ltd. defaulted on its obligation to settle the security on the stated maturity date of October 10, 2007. During 2010, the assets of Golden Key Ltd. were sold through an auction process and, as a result, the Company received a final cash distribution of approximately $2.9 million, of which $1.4 million was recognized as a gain.

In connection with the acquisition of Pharmacopeia on December 23, 2008, Pharmacopeia security holders received a contingent value right that entitles them to an aggregate cash payment of $15.0 million under certain circumstances. At December 31, 2010 and 2009, our management deemed, based on available information, that the likelihood of payment was not determinable beyond a reasonable doubt and, therefore, no liability has been recorded.

In connection with the acquisition of Neurogen Corporation on December 23, 2009, Neurogen security holders received CVRs under four CVR agreements. The CVRs entitle Neurogen shareholders to cash payments upon the sale or licensing of certain assets and upon the achievement of a specified clinical milestone. At December 31, 2010 and 2009, the aggregate fair values of the Aplindore, VR1 and H3 CVR’s were $0.7 million and $0.7 million, respectively, and included in other long-term liabilities in the accompanying balance sheets as management is unable to estimate the timing of potential future payments.

In connection with the acquisition of Metabasis Therapeutics on January 27, 2010, Metabasis security holders received CVRs under four CVR agreements. The CVRs entitle the holders to cash payments upon the sale or licensing of certain assets and upon the achievement of specified milestones. The fair value of the liability at December 31, 2010 was $0.

Leases and Off-Balance Sheet Arrangements

We lease our office and research facilities under operating lease arrangements with varying terms through November 2021. The agreements provide for increases in annual rents based on changes in the Consumer Price Index or fixed percentage increases ranging from 3% to 7%. Commencing January 2008, we also sublease a portion of our facilities through July 2015. The sublease agreement provides for a 3% increase in annual rents. We had no off-balance sheet arrangements at December 31, 2010 and 2009.

Contractual Obligations

As of December 31, 2010, future minimum payments due under our contractual obligations are as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations (1)	$26,566	$6,032	$9,719	$9,004	$1,811
Consulting / License Agreements	265	265	—	—	—
Co-promote termination liability (2)	—	—	—	—	—

Total contractual obligations	$26,831	$6,297	$9,719	$9,004	$1,811

(1)	We lease an office and research facility under an operating lease arrangement through July 2015. Commencing January 2008, we sublet this facility through July 2015. The sublease agreement provides for a 3% increase in annual rents. As of December 31, 2010, we expect to receive aggregate future minimum lease payments totaling $4.4 million (nondiscounted) over the duration of the sublease agreement as follows and not included in the table above: less than one year, $0.9 million; one to three years, $2.0 million; three to five years, $1.5 million; and more than five years, $0.
(2)	Our co-promote termination obligation to Organon was assumed by King pursuant to the AVINZA purchase agreement. However, as Organon did not consent to the legal assignment of the obligation to King, we remain liable to Organon in the event of King’s default of the obligation. As of December 31, 2010, the total estimated amount of the obligation is $48.1 million on an undiscounted basis. We do not expect to make any cash payments related to this obligation.

As of December 31, 2010, we have net open purchase orders (defined as total open purchase orders less any accruals or invoices charged to or amounts paid against such purchase orders) totaling approximately $2.4 million. We do not plan to spend any significant amounts on capital expenditures during 2011. In addition, under the terms of our merger with Metabasis, we are committed to spend at least $8.0 million in new research and development funding on the Metabasis programs within 42 months following the closing of the transaction. Through December 31, 2010, we estimate that we have spent approximately $3.5 million of the committed amount.

On June 15, 2010, we committed to a plan to close our operations at our Cranbury, New Jersey facility, with an expected completion in the fourth quarter of 2010. In September 2010, we ceased use of this facility. As a result, during 2010, we recorded lease exit costs of $9.7 million for costs related to the difference between the remaining lease obligations of the abandoned operating leases, which run through August 2016, and management’s estimate of potential future sublease income, discounted to present value.

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

In connection with the AVINZA sale transaction, King assumed our obligation to make payments to Organon based on net sales of AVINZA (the fair value of which approximated $30.9 million as of December 31, 2010). As Organon has not consented to the legal assignment of the co-promote termination obligation from us to King, we remain liable to Organon in the event of King’s default of this obligation. Therefore, we recorded an asset on February 26, 2007 to recognize King’s assumption of the obligation, while continuing to carry the co-promote termination liability in our consolidated financial statements to recognize our legal obligation as primary obligor to Organon. This asset represents a non-interest bearing receivable for future payments to be made by King and is recorded at its fair value. As of December 31, 2010 and thereafter, the receivable and liability will remain equal and adjusted each quarter for changes in the fair value of the obligation. On a quarterly basis, management reviews the carrying value and assesses the co-promote termination receivable for impairment (e.g. in the event King defaults on the assumed obligation to pay Organon). Annually management also reviews the carrying value of the co-promote termination liability. Due to assumptions and judgments inherent in determining the estimates of future net AVINZA sales through November 2017, the actual amount of net AVINZA sales used to determine the amount of the asset and liability for a particular period may be materially different from current estimates. Any resulting changes to the co-promote termination liability will have a corresponding impact on the co-promote termination payments receivable. As of December 31, 2010 and 2009, the fair value of the co-promote termination liability (and the corresponding receivable) was determined using a discount rate of 15%.

Impairment of Long-Lived Assets

We review long-lived assets for impairment annually or whenever events or circumstances indicate that the carrying amount of the assets may not be recoverable. We measure the recoverability of assets to be held and used by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value of our long-lived assets is determined using the expected cash flows discounted at a rate commensurate with the risk involved. As of December 31, 2010, we believe that the future undiscounted cash flows to be received from our long-lived assets will exceed the assets’ carrying value.

Income Taxes

Income taxes are accounted for under the liability method. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of differences between the tax basis of assets or liabilities and their carrying amounts in the consolidated financial statements. A valuation allowance is provided for deferred tax assets if it is more likely than not that these items will either expire before we are able to realize their benefit or if future deductibility is uncertain. During 2009, the IRS issued to us a Notice of Proposed Adjustment, or NOPA, seeking an increase to our taxable income for the 2007 fiscal year of $71.5 million and a $4.1 million penalty for substantial underpayment of tax in fiscal 2007. We recorded a liability for uncertain tax positions of $25.1 million related to the income tax effect of the NOPA and $3.0 million related to estimated interest due on the proposed underpayment of tax. We also recorded deferred income tax assets of $25.1 million associated with the ability to carry back losses from 2008 and 2009 to offset the NOPA. In addition, we recorded an income tax receivable of $4.5 million associated with changes in income tax law in relation to prior AMT taxes paid on carry back periods. In November 2010, the IRS granted us an extension of time to make a closing-of-the-books election with respect to an ownership change, within the meaning of section 382 of the Internal Revenue Code, for the 2007 tax year. We filed an amended 2007 federal tax return in the fourth quarter of 2010. In January 2011, we were notified by the IRS that they had completed their examination resulting in no changes to the taxes for our 2007 tax year. As of December 31, 2010, we have provided a full valuation allowance against our deferred tax assets as recoverability was uncertain. Developing the provision for income taxes requires significant judgment and expertise in federal and state income tax laws, regulations and strategies, including the determination of deferred tax assets and liabilities and, if necessary, any valuation allowances that may be required for deferred tax assets. Our judgments and tax strategies are subject to audit by various taxing authorities. While we believe we have provided adequately for our income tax liabilities in our consolidated financial statements, adverse determinations by these taxing authorities could have a material adverse effect on our consolidated financial condition and results of operations.

Stock-Based Compensation

Stock-based compensation cost for awards to employees and non-employee directors is recognized on a straight-line basis over the vesting period until the last tranche vests. Compensation cost for consultant awards is recognized over each separate tranche’s vesting period. We recognized compensation expense of $2.3 million, $3.4 million and $3.6 million for 2010, 2009 and 2008, respectively, associated with option awards, restricted stock and an equitable adjustment of employee stock options.

The fair-value for options that were awarded to employees and directors was estimated at the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions:

	Years Ended December 31,
	2010	2009	2008
Risk-free interest rate	2.7%	2.1%	3.0%
Dividend yield	—	—	—
Expected volatility	72%	74%	65%
Expected term	6 years	6 years	6 years

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

New Accounting Pronouncements

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, “Multiple-Deliverable Revenue Arrangements,” or ASU 2009-13, which amends existing revenue recognition accounting pronouncements that are currently within the scope of ASC 605. This guidance eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. ASU 2009-13 is effective for us prospectively for revenue arrangements entered into or materially modified beginning January 1, 2011. We do not believe that the adoption of this amendment will have a material impact on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

At December 31, 2010, our investment portfolio included fixed-income securities of $20.7 million. These securities are subject to interest rate risk and will decline in value if interest rates increase. However, due to the short duration of our investment portfolio, an immediate 10% change in interest rates would have no material impact on our financial condition, results of operations or cash flows. Declines in interest rates over time will, however, reduce our interest income.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Ligand Pharmaceuticals Incorporated

We have audited the accompanying consolidated balance sheets of Ligand Pharmaceuticals Incorporated (the Company) as of December 31, 2010 and 2009, and the related statements of operations, stockholders’ equity (deficit) and comprehensive loss, and cash flows for each of the three years in the period ended December 31, 2010. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(4)(d). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ligand Pharmaceuticals Incorporated as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Ligand Pharmaceuticals Incorporated’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 3, 2011 expressed an unqualified opinion.

/s/ Grant Thornton LLP

San Diego, California

March 3, 2011

LIGAND PHARMACEUTICALS INCORPORATED

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$3,346	$16,032
Short-term investments	19,351	37,200
Accounts receivable, net	993	618
Income tax receivable	4,575	—
Assets held for sale	—	3,170
Other current assets	720	1,364
Current portion of co-promote termination payments receivable	8,034	9,782

Total current assets	37,019	68,166
Restricted cash and investments	1,341	1,462
Property and equipment, net	559	8,522
Goodwill and other identifiable intangible assets	12,951	2,515
Long-term portion of co-promote termination payments receivable	22,851	30,993
Deferred income taxes	—	25,068
Other assets	838	5,081

Total assets	$75,559	$141,807

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$8,597	$16,945
Accrued liabilities	8,859	9,497
Payable to Neurogen stockholders	—	3,770
Accrued litigation settlement costs	1,000	1,000
Current portion of deferred gain	1,702	1,702
Current portion of co-promote termination liability	8,034	9,782
Current portion of lease termination payments	5,296	4,487
Current portion of deferred revenue	—	4,989

Total current liabilities	33,488	52,172
Long-term portion of co-promote termination liability	22,851	30,993
Long-term portion of deferred revenue, net	2,546	3,495
Long-term portion of deferred gain	—	1,702
Long-term portion of lease termination payments	—	5,281
Long-term portion of lease exit obligations	11,118	4,715
Deferred income taxes	372	28,108
Other long-term liabilities	1,689	3,253

Total liabilities	72,064	129,719

Commitments and contingencies
Common stock subject to conditional redemption; 112,371 shares issued and outstanding at December 31, 2010 and 2009, respectively	8,344	8,344

Stockholders’ equity (deficit):
Convertible preferred stock, $0.001 par value; 833,333 shares authorized; none issued	—	—
Common stock, $0.001 par value; 33,333,333 shares authorized; 20,620,917 and 20,544,835 shares issued at December 31, 2010 and 2009, respectively	21	123
Additional paid-in capital	729,271	726,816
Accumulated other comprehensive income	31	513
Accumulated deficit	(691,947)	(681,574)
Treasury stock, at cost; 1,111,999 and 1,101,317 shares at December 31, 2010 and 2009, respectively	(42,225)	(42,134)

Total stockholders’ equity (deficit)	(4,849)	3,744

	$75,559	$141,807

See accompanying notes to these consolidated financial statements.

LIGAND PHARMACEUTICALS INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share data)

	Year Ended December 31,
	2010	2009	2008
Revenues:
Royalties	$7,279	$8,334	$20,315
Collaborative research and development and other revenues	16,259	30,606	7,000

Total revenues	23,538	38,940	27,315

Operating costs and expenses:
Research and development	22,067	39,870	30,770
General and administrative	12,829	15,211	23,785
Lease exit and termination costs	16,894	15,235	—
Write-off of acquired in-process research and development	2,754	442	72,000

Total operating costs and expenses	54,544	70,758	126,555

Accretion of deferred gain on sale leaseback	1,702	21,851	1,964

Loss from operations	(29,304)	(9,967)	(97,276)

Other income (expense):
Interest income	440	586	2,161
Interest expense	(58)	(270)	(202)
Decrease in liability for contingent value rights	9,142	—	—
Other, net	4,377	(221)	(2,198)

Total other income (expense), net	13,901	95	(239)

Loss from continuing operations before income tax benefit	(15,403)	(9,872)	(97,515)
Income tax benefit (expense) from continuing operations	2,617	1,535	55

Loss from continuing operations	(12,786)	(8,337)	(97,460)

Discontinued operations:
Gain on sale of AVINZA Product Line before income taxes	2,212	5,434	9,584
Gain (loss) on sale of Oncology Product Line before income taxes	201	955	(10,630)
Income tax benefit (expense) on discontinued operations	—	—	392

Income (loss) from discontinued operations	2,413	6,389	(654)

Net income (loss)	$(10,373)	$(1,948)	$(98,114)

Basic and diluted per share amounts:
Loss from continuing operations	$(0.65)	$(0.44)	$(6.12)
Income (loss) from discontinued operations	0.12	0.34	(0.04)

Net income (loss)	$(0.53)	$(0.10)	$(6.16)

Weighted average number of common shares	19,613,201	18,862,751	15,917,570

See accompanying notes to these consolidated financial statements.

LIGAND PHARMACEUTICALS INCORPORATED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except share data)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Treasury stock		Total stockholders’ equity (deficit)	Comprehensive income (loss)
	Shares	Amount				Shares	Amount
Balance at December 31, 2007	16,757,228	$17	$651,141	$9	$(581,512)	(1,043,858)	$(40,521)	$29,115
Issuance of common stock under employee stock compensation plans	3,723	—	130	—	—	—	—	130
Repurchase of common stock	—	—	—	—	—	(57,459)	(1,613)	(1,613)
Unrealized net gain on available-for-sale securities	—	—	—	72	—	—	—	72	$72
Stock-based compensation	—	—	3,607	—	—	—	—	3,607
Issuance of common stock for acquisition of Pharmacopeia.	2,999,506	3	56,420	—	—	—	—	56,438
Net loss	—	—	—	—	(98,114)	—	—	(98,114)	(98,114)

Balance at December 31, 2008	19,760,457	20	711,298	81	(679,626)	(1,101,317)	(42,134)	(10,365)	$(98,042)

Issuance of common stock under employee stock compensation plans	84,376	—	228	—	—	—	—	228
Unrealized net gain on available-for-sale securities	—	—	—	432	—	—	—	432	$432
Stock-based compensation	—	—	3,365	—	—	—	—	3,365
Shares redeemed in lieu of cash payment for milestone achieved.	—	—	3,086	—	—	—	—	3,086
Issuance of common stock for acquisition of Neurogen.	700,000	1	8,942	—	—	—	—	8,946
Net loss	—	—	—	—	(1,948)	—	—	(1,948)	(1,948)

Balance at December 31, 2009	20,544,833	21	726,919	513	(681,574)	(1,101,317)	(42,134)	3,744	(1,516)

Issuance of common stock under employee stock compensation plans	76,084	—	27	—	—	—	—	27
Unrealized net gain (loss) on available-for-sale securities	—	—	—	(482)	—	—	—	(482)	$(482)
Repurchase of common stock	—	—	—	—	—	(10,682)	(91)	(91)
Stock-based compensation	—	—	2,325	—	—	—	—	2,325
Net loss	—	—	—	—	(10,373)	—	—	(10,373)	(10,373)

Balance at December 31, 2010	20,620,917	$21	$729,271	$31	$(691,947)	(1,111,999)	$(42,225)	$(4,849)	$(10,855)

See accompanying notes to these consolidated financial statements

LIGAND PHARMACEUTICALS INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2010	2009	2008
Operating activities
Net loss	$(10,373)	$(1,948)	$(98,114)
Less: gain (loss) from discontinued operations	2,413	6,389	(654)

Loss from continuing operations	(12,786)	(8,337)	(97,460)
Adjustments to reconcile net loss to net cash used in operating activities, including effects of business acquired:
Write-off of acquired in-process research and development	2,754	442	72,000
Change in estimated fair value of contingent value rights	(9,142)	—	—
Accretion of deferred gain on sale leaseback	(1,702)	(21,851)	(1,964)
Impairment and amortization of acquired intangible assets	—	1,500	—
Depreciation and amortization of property and equipment	2,212	3,134	1,052
Non-cash lease exit and termination costs	9,042	10,102	5,255
Non-cash development milestone revenue	—	(915)	—
Loss on asset write-offs	5,303	500	746
Realized loss (gain) on investment	(607)	(232)	2,038
Stock-based compensation	2,325	3,365	3,607
Other	32	(18)	(16)
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable, net	(375)	(618)	—
Other current assets	(3,931)	(448)	4,942
Restricted indemnity account and other	(332)	10,346	(162)
Accounts payable and accrued liabilities	(13,447)	(10,989)	(7,338)
Other liabilities	(715)	(2,318)	1,252
Deferred revenue	(5,938)	(14,302)	—

Net cash used in operating activities of continuing operations	(27,307)	(30,639)	(16,048)
Net cash provided by (used in) operating activities of discontinued operations	240	(3,162)	(4,577)

Net cash used in operating activities	(27,067)	(33,801)	(20,625)

Investing activities
Cash paid for acquisition of Metabasis	(2,834)	—	—
Cash acquired from acquisition of Pharmacopeia	—	—	4,135
Cash acquired from acquisition of Neurogen	—	9,796	—
Acquisition of development stage asset	(1,247)	—	—
Purchases of property and equipment	(70)	(522)	(495)
Proceeds from sale of property and equipment and building	589	108	92
Purchases of short-term investments	(35,584)	(32,806)	(68,370)
Proceeds from sale of short-term investments	54,040	47,761	32,015
Other, net	(354)	431	141

Net cash provide by (used in) investing activities of continuing operations	14,540	24,768	(32,482)
Net cash provided by investing activities of discontinued operations	—	—	8,058

Net cash provided by (used in) investing activities	14,540	24,768	(24,424)

Financing activities
Principal payments on equipment financing obligations	(91)	(473)	(1,527)
Repayment of debt	—	(3,443)	—
Net proceeds from issuance of common stock	23	228	130
Repurchase of common stock	(91)	—	(1,613)

Net cash used in financing activities of continuing operations	(159)	(3,688)	(3,010)
Net cash provided by (used in) financing activities of discontinued operations	—	—	—

Net cash used in financing activities	(159)	(3,688)	(3,010)

Net increase (decrease) in cash and cash equivalents	(12,686)	(12,721)	(48,059)
Cash and cash equivalents at beginning of year	16,032	28,753	76,812

Cash and cash equivalents at end of year	$3,346	$16,032	$28,753

Supplemental disclosure of cash flow information
Interest paid	$58	$270	$229
Taxes paid	28	14	140
Proceeds received from sale of building and disbursed to Neurogen shareholders	3,170	—	—
Supplemental schedule of non-cash investing and financing activities
Issuance of common stock for acquisition	—	8,946	56,438

See accompanying notes to these consolidated financial statements.

LIGAND PHARMACEUTICALS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company and Its Business

Ligand Pharmaceuticals Incorporated, a Delaware corporation (the “Company” or “Ligand”), is a biotechnology company that focuses on drug discovery and early-stage development of pharmaceuticals that address critical unmet medical needs or that are more effective and/or safer than existing therapies, more convenient to administer and are cost effective. The consolidated financial statements include the Company’s wholly owned subsidiaries, Seragen, Inc. (“Seragen”), Nexus Equity VI LLC (“Nexus”), Pharmacopeia, LLC, Neurogen Corporation and Metabasis Therapeutics, Inc. The Company’s principle market is the United States. As further discussed in Note 6, the Company sold its Oncology Product Line (“Oncology”) and AVINZA Product Line (“AVINZA”) on October 25, 2006 and February 26, 2007, respectively. The operating results for Oncology and AVINZA have been presented in the accompanying consolidated financial statements as “Discontinued Operations”.

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

The Company has incurred significant losses since its inception. At December 31, 2010, the Company’s accumulated deficit was $691.9 million. Based on management’s plans, including expense reductions, if necessary, and the Company’s current business outlook and working capital of $3.5 million, the Company believes its currently available cash, cash equivalents, and short-term investments as well as its current and future royalty, license and milestone revenues, including revenues from Cydex, will be sufficient to satisfy its anticipated operating and capital requirements through at least the next twelve months. The Company’s future operating and capital requirements will depend on many factors, including, but not limited to: the pace of scientific progress in its research and development programs; the potential success of these programs; the scope and results of preclinical testing and clinical trials; the time and costs involved in obtaining regulatory approvals; the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims; competing technological and market developments; the amount of royalties on sales of AVINZA, VIVIANT, CONBRIZA and PROMACTA; the efforts of its collaborative partners; obligations under its operating lease agreements and lease termination agreement; and the capital requirements of any companies the Company acquires, including Neurogen, Metabasis and Cydex. Management’s plans and efforts may not fully address any significant adverse impact from any or all of these factors and the Company may be required to obtain additional financing, which may not be available at acceptable terms, or at all.

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

The Company invests its excess cash principally in United States government debt securities, investment grade corporate debt securities and certificates of deposit. The Company has established guidelines relative to diversification and maturities that maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates. Except as described in Note 7, the Company has not experienced any significant losses on its cash equivalents, short-term investments or restricted investments.

As of December 31, 2010, cash deposits held at financial institutions in excess of FDIC insured amounts of $250,000 were approximately $5.1 million.

Property and Equipment

Property and equipment is stated at cost and consists of the following (in thousands):

	December 31,
	2010	2009
Lab and office equipment	$5,676	$10,145
Leasehold improvements	55	5,402
Computer equipment and software	3,996	5,293

	9,727	20,840
Less accumulated depreciation and amortization	(9,168)	(12,318)

	$559	$8,522

Depreciation of equipment is computed using the straight-line method over the estimated useful lives of the assets which range from three to ten years. Leasehold improvements are amortized using the straight-line method over their estimated useful lives or their related lease term, whichever is shorter.

In September 2010, the Company ceased use of its facility located in New Jersey. As a result, during the quarter ended September 30, 2010, the Company recorded lease exit costs of $9.7 million for costs related to the difference between the remaining lease obligations of the abandoned operating leases, which run through August 2016, and management’s estimate of potential future sublease income, discounted to present value. In addition, the Company wrote-off property and equipment with a net book value of $5.4 million related to the facility closure.

Assets Held for Sale

As discussed in Note 4, the Company acquired Neurogen Corporation (“Neurogen”) on December 23, 2009. Neurogen had entered into an agreement with a commercial real estate developer to sell its properties for a gross selling price of $3.5 million. These properties were held for sale on the accompanying consolidated balance sheet at carrying value of $3.2 million net of estimated costs to sell. The sale was completed on February 2, 2010. Net proceeds from the sale were distributed to Neurogen’s stockholders through a Contingent Value Right (“CVR”) agreement.

Goodwill and Other Identifiable Intangible Assets

Goodwill and other identifiable intangible assets consist of the following (in thousands):

	December 31,
	2010	2009
Acquired in-process research and development	$12,251	$1,815
Goodwill	700	700

	$12,951	$2,515

In November 2010, Roche notified the Company that it was exercising its right to terminate the collaboration and license agreement with the Company’s subsidiary, Metabasis Therapeutics, Inc. As a result, the Company’s management reviewed the carrying amount of the intangible asset related to this agreement. Based on an analysis of available information, management determined that the asset would not generate future cash flows. Therefore, the Company wrote-off the $2.8 million of acquired in-process research and development associated with the agreement during the year ended December 31, 2010.

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

In January 2010, the Company completed its acquisition of Metabasis Therapeutics, Inc. (“Metabasis”) following approval of the transaction by Metabasis stockholders. The Company paid $1.8 million in cash, or approximately $0.046 per Metabasis share, to Metabasis’ stockholders. In addition, Metabasis stockholders received four tradable Contingent Value Rights (“CVRs”), one CVR from each of four respective series of CVRs, for each Metabasis share. The CVRs will entitle the holders to cash payments as frequently as every six months as cash is received by the Company from proceeds from Metabasis’ partnership with Roche or the sale or partnering of any of the Metabasis drug development programs, among other triggering events. The Company has also committed to spend at least $8.0 million in new research and development funding on the Metabasis programs within 42 months following the closing of the transaction. The Company has allocated $12.0 million of the purchase price of Metabasis to IPR&D.

In July 2009, the Company and N.V. Organon, which was acquired by Schering-Plough in November 2007, mutually agreed to terminate the research collaboration under their collaboration and license agreement. Schering-Plough continued to fund research collaboration activities on those targets currently under investigation through December 2009. As a result of the termination, the Company recorded an impairment charge of $1.1 million and adjusted its remaining useful life of the related intangible asset to four months. During the year ended December 31, 2009, the Company recorded $0.9 million of amortization expense.

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

Impairment of Long-Lived Assets

Management reviews long-lived assets for impairment annually or whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value for the Company’s long-lived assets is determined using the expected cash flows discounted at a rate commensurate with the risk involved. As of December 31, 2010, management believes that the future undiscounted cash flows to be received from its long-lived assets will exceed the assets’ carrying value.

Liability for Contingent Value Rights

In connection with the Company’s acquisition of Metabasis in January 2010, the Company issued Metabasis stockholders four tradable contingent value rights, one contingent value right from each of four respective series of contingent value rights, for each Metabasis share. The contingent value rights will entitle Metabasis stockholders to cash payments as frequently as every six months as cash is received by the Company from proceeds from Metabasis’ partnership with Roche or the sale or partnering of any of the Metabasis drug development programs, among other triggering events. The acquisition-date fair value of the contingent value rights of $9.1 million was determined using quoted market prices of Metabasis common stock in active markets. The fair values of the contingent value rights are remeasured at each reporting date through the term of the related agreement. Changes in the fair values are reported in the statement of operations as income (decreases) or expense (increases). The carrying amount of the liability may fluctuate significantly based upon quoted market prices and actual amounts paid under the agreements may be materially different than the carrying amount of the liability. The fair value of the liability at December 31, 2010 was $0. As a result, the Company recorded a decrease in liability for contingent value rights of $9.1 million during the year ended December 31, 2010.

In connection with the Company’s acquisition of Neurogen in December 2009, the Company issued to Neurogen stockholders four contingent value rights; real estate, Aplindore, VR1 and H3, that entitle them to cash and/or shares of third-party stock under certain circumstances. The Company recorded the acquisition-date fair value of the contingent value rights as part of the purchase price. The acquisition-date fair value of the real estate contingent value right of $3.2 million was estimated using the net proceeds from a pending sale transaction and recorded as a payable to stockholders at December 31, 2009. In February 2010, the Company completed the sale of the real estate and subsequently distributed the proceeds to the holders of the real estate contingent value rights. As a result and after final settlement of all related expenses, the real estate contingent value right was terminated in August 2010. The acquisition-date fair value of the Aplindore, VR1 and H3 contingent value rights of $0, $0.2 million and $0.5 million, respectively, were estimated using the “income method”, which uses a discounted cash flow model and applies a probability weighting based on estimates of successful product development and commercialization to estimated future net cash flows resulting from projected revenues and related costs. The fair values of the contingent value rights are remeasured at each reporting date through the term of the related agreement. Changes in the fair values are reported in the statement of operations as income (decreases) or expense (increases). At December 31, 2010 and 2009, the aggregate fair values of the Aplindore, VR1 and H3 CVR’s were $0.7 million and $0.7 million, respectively, and included in other long-term liabilities in the accompanying consolidated balance sheets as management is unable to estimate the timing of potential future payments.

In connection with the Company’s acquisition of Pharmacopeia in December 2008, the Company issued to Pharmacopeia security holders a contingent value right that entitles each holder to receive a proportionate share of an aggregate of $15.0 million if the Company entered into a license, sale, development, marketing or option agreement with respect to any product candidate from Pharmacopeia’s DARA program. The contingent value rights expire on December 31, 2011. The Company did not record a liability for contingent value rights at the time of the acquisition as the Company’s management deemed, based on available information, that the likelihood of payment was not determinable beyond a reasonable doubt. The Company will record a liability if and when a payment becomes due as a result of entering into a transaction covered under the terms of the contingent value right agreement as described above. At December 31, 2010 and 2009, the Company’s management deemed, based on available information, that the likelihood of payment was not determinable beyond a reasonable doubt and, therefore, no liability has been recorded.

Fair Value of Financial Instruments

Fair value is defined as the exit price that would be received to sell an asset or paid to transfer a liability. Fair value is a market-based measurement that should be determined using assumptions that market participants would use in pricing an asset or liability. The Company establishes a three-level hierarchy to prioritize the inputs used in measuring fair value. The levels are described in the table below with Level 1 having the highest priority and Level 3 having the lowest.

The following table provides a summary of the assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2010 (in thousands):

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Assets:
Fixed income available-for-sale securities	$19,351	$19,351	$—	$—
Liabilities:
Warrant liability	$—	$—	$—	$—
Liability for contingent value rights	700	—	—	700

Total liabilities	$700	$—	$—	$700

The following table provides a summary of the assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2009 (in thousands):

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Assets:
Fixed income available-for-sale securities	$37,200	$35,305	$1,895	$—

Liabilities:
Warrant liability	$459	$—	$—	$459
Liability for contingent value rights	700	—	—	700

Total liabilities	$1,159	$—	$—	$1,159

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

The composition of collaborative research and development and other revenues is as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
Collaborative research and development	$7,734	$23,316	$—
License fees	6,250	525	5,000
Development milestones and other	2,275	6,676	2,000

	$16,259	$30,606	$7,000

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

Sale of Royalty Rights

The Company previously sold to third parties the rights to future royalties of certain of its products. As part of the underlying royalty agreements, the partners have the right to offset a portion of any future royalty payments owed to the Company to the extent of previous milestone payments. Accordingly, the Company deferred a portion of the revenue associated with each tranche of royalty right sold, equal to the pro-rata share of the potential royalty offset. Such amounts associated with the offset rights against future royalty payments will be recognized as revenue upon receipt of future royalties from the respective partners. As of December 31, 2010 and December 31, 2009, the Company had deferred $2.5 million of revenue, which is included in long-term portion of deferred revenue.

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

Research and development costs are expensed as incurred. Research and development expenses from continuing operations were $22.1 million, $39.9 million and $30.8 million in 2010, 2009 and 2008, respectively, of which 61%, 47% and 100%, respectively, were sponsored by Ligand, and the remainder of which was funded pursuant to collaborative research and development arrangements.

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

Income (Loss) Per Share

Net income (loss) per share is computed using the weighted average number of common shares outstanding. Basic and diluted income (loss) per share amounts are equivalent for the periods presented as the inclusion of potential common shares in the number of shares used for the diluted computation would be anti-dilutive to loss per share from continuing operations. No potential common shares are included in the computation of any diluted per share amounts, including income (loss) per share from discontinued operations, as the Company reported a net loss from continuing operations for all periods presented. Potential common shares, the shares that would be issued upon the exercise of outstanding warrants and stock options, and the vesting of restricted shares, were 0.7 million, 1.1 million and 0.8 million at December 31, 2010, 2009, and 2008, respectively.

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

New Accounting Pronouncements

In October 2009, the FASB issued ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements,” or ASU 2009-13, which amends existing revenue recognition accounting pronouncements that are currently within the scope of ASC 605. This guidance eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. ASU 2009-13 is effective for the Company prospectively for revenue arrangements entered into or materially modified beginning January 1, 2011. Management does not believe that the adoption of this amendment will have a material impact on its consolidated financial statements.

3. Acquisition of Metabasis

On January 27, 2010, the Company completed the acquisition of Metabasis following approval of the transaction by Metabasis stockholders. As a result, the Company gained a fully funded partnership with Roche, additional pipeline assets and drug discovery technologies and resources. The transaction was first announced on October 27, 2009. The Company paid $1.8 million in cash, or approximately $0.046 per Metabasis share, to Metabasis’ stockholders. In addition, Metabasis stockholders received four tradable CVRs, one CVR from each of four respective series of CVRs, for each Metabasis share. The CVRs will entitle Metabasis stockholders to cash payments as frequently as every six months as cash is received by the Company from proceeds from Metabasis’ partnership with Roche or the sale or partnering of any of the Metabasis drug development programs, among other triggering events. The Company has also committed to spend at least $8.0 million in new research and development funding on the Metabasis programs within 42 months following the closing of the transaction.

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

In addition, at the closing of the acquisition, the Company recorded a $9.1 million contingent liability for amounts potentially due to holders of CVRs. The initial fair value of the liability was determined using quoted market prices of Metabasis common stock in active markets. The liability will continue to be marked-to-market at each reporting period based upon the quoted market prices of the underlying CVR, and the change in fair value is recorded in the Company’s consolidated statements of operations. The carrying amount of the liability may fluctuate significantly based upon quoted market prices and actual amounts paid under the CVR agreements may be materially different than the carrying amount of the liability. The fair value of the liability at December 31, 2010 was $0. As a result, the Company recorded a decrease in liability for contingent value rights of $9.1 million during the year ended December 31, 2010.

Had the merger with Metabasis been completed as of the beginning of 2009, the Company’s pro forma results for 2010 and 2009 would have been as follows (unaudited):

(in thousands, except per share data)	2010	2009
Revenue	$23,538	$55,424
Operating loss	(30,308)	(15,821)
Net loss	(13,535)	(7,966)
Basic and diluted earnings per share:
Continuing operations	$(0.70)	$(0.76)
Discontinued operations	$0.01	$0.34
Net income (loss)	$(0.69)	$(0.42)
Basic and diluted weighted average shares	19,613	18,863

The primary adjustments relate to the loss of interest income due to the timing of transaction related payments. The above pro forma information was determined based on historical results adjusted for the purchase price allocation and changes in income associated with the merger of Metabasis.

4. Acquisition of Neurogen

On December 23, 2009, the Company completed its acquisition of Neurogen. Pursuant to the terms of the merger agreement, the Company acquired all of the issued and outstanding shares of Neurogen and in exchange the Company issued to Neurogen stockholders 0.7 million shares of the Company’s common stock and $0.6 million in cash. In connection with the merger, Neurogen’s stockholders received contingent value rights that entitle them to cash and/or shares of third-party stock under certain circumstances. The results of operations of Neurogen have been included in the consolidated financial statements since December 23, 2009 and were not material.

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

The Company has allocated $1.8 million of the purchase price of Neurogen to acquired IPR&D. This amount represents the estimated fair value of various acquired in-process projects that have not yet reached technological feasibility and do not have future alternative use as of the date of the merger. The amount is related to internal and partnered product candidates targeting a variety of indications and currently in the preclinical stage of development. Of the total amount, $1.2 million relates to Neurogen’s fully funded partnership with Merck for Vanilloid Receptor Subtype 1 (VR1) Antagonists. The remaining $0.6 million relates to Neurogen’s internally developed clinical candidates for blockade of the histamine H3 receptor.

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

Neurogen had entered into an agreement with a commercial real estate developer to sell its properties for a gross selling price of $3.5 million. These properties are held for sale on the accompanying consolidated balance sheet at carrying value of $3.2 million net of estimated costs to sell. The sale was completed on February 2, 2010. Net proceeds from the sale were distributed to Neurogen’s stockholders through a CVR.

Had the merger with Neurogen been completed as of the beginning of 2008, the Company’s pro forma results for 2009 and 2008 would have been as follows (unaudited):

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

5. Acquisition of Pharmacopeia

On December 23, 2008, the Company completed the acquisition of Pharmacopeia, Inc., a clinical development stage biopharmaceutical company dedicated to discovering and developing novel small molecule therapeutics to address significant medical needs, under which the Company acquired all outstanding shares of Pharmacopeia in a cash and stock transaction. The acquisition was accounted for as a business combination. In connection with the acquisition, the Company issued 2,999,506 shares of common stock to Pharmacopeia stockholders, or 0.0998 shares for each outstanding Pharmacopeia share, as well as $9.3 million in cash. The value of the common stock issued was derived from the number of Ligand common shares issued at a price of $18.84 per share determined by the average closing price of Ligand shares for the two days prior, the day of, and the two days subsequent to the public announcement on September 24, 2008. In addition, Pharmacopeia security holders received a contingent value right (CVR) that entitles each holder the right to receive a proportionate share of an aggregate of $15.0 million if Ligand enters into a license, sale, development, marketing or option agreement with respect to any product candidate from Pharmacopeia’s DARA program (other than any agreement with Bristol-Meyers Squibb or any of its affiliates) on or prior to December 31, 2011. The estimated fair value of the CVRs is not included in the total purchase price as the Company’s management has deemed, based on currently available information, that the likelihood of payment is not probable. The results of Pharmacopeia’s operations have been included in the consolidated financial statements commencing December 23, 2008.

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

The Company has allocated $72.0 million of the purchase price of Pharmacopeia to acquired IPR&D. This amount represents the estimated fair value of various acquired in-process projects that have not yet reached technological feasibility and do not have future alternative use as of the date of the merger. The amount is related to internal and partnered product candidates targeting a variety of indications and currently in various stages of development ranging from preclinical to Phase II. Of the total amount, $29.0 million relates to product candidates currently in the preclinical stage of development, $9.0 million relates to product candidates currently in Phase I clinical trials and $34.0 million relates to product candidates currently in Phase II clinical trials.

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

Had the merger with Pharmacopeia been completed as of the beginning of 2008, the Company’s pro forma results for 2008 would have been as follows (unaudited):

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

6. Discontinued Operations

Oncology Product Line

On September 7, 2006, the Company, Eisai Inc., a Delaware corporation and Eisai Co., Ltd., a Japanese company (together with Eisai Inc., “Eisai”), entered into a purchase agreement (the “Oncology Purchase Agreement”) pursuant to which Eisai agreed to acquire all of the Company’s worldwide rights in and to the Company’s oncology products, including, among other things, all related inventory, equipment, records and intellectual property, and assume certain liabilities as set forth in the Oncology Purchase Agreement. For the years ended December 31, 2010 and 2009, the Company recognized pre-tax gains of $0.2 million and $1.0 million, respectively, due to subsequent changes in certain estimates of assets and liabilities recorded as of the sale date. For the year ended December 31, 2008, the Company recognized a $10.6 million pre-tax loss resulting from the Salk settlement for $13.0 million partially offset by a $2.4 million pre-tax gain due to subsequent changes in certain estimates of assets and liabilities recorded as of the sale date.

The Company agreed to indemnify Eisai, after the closing, for damages suffered by Eisai arising from any breach of any of the Company’s representations, warranties, covenants or obligations in the Oncology Purchase Agreement. The Company’s obligation to indemnify Eisai extends beyond the closing up to, in some cases, 18 months or 36 months and, in other cases, until the expiration of the applicable statute of limitations. In a few instances, the Company’s obligation to indemnify Eisai survives in perpetuity. The Company’s liability for any indemnification claim brought by Eisai is generally limited to $30.0 million. However, the Company’s obligation to provide indemnification on certain matters is not subject to these indemnification limits. For example, the Company agreed to retain, and provide indemnification without limitation to Eisai for, all liabilities related to certain claims regarding promotional materials for the ONTAK and Targretin drug products. Management cannot estimate the liabilities that may arise as a result of these matters and, therefore, no accrual has been recorded at December 31, 2010 and 2009.

Upon the Oncology sale, the Company accrued for rebates, chargebacks, and other discounts related to Oncology products in the distribution channel which had not sold-through at the time of the Oncology sale and for which the Company retained the liability subsequent to the sale. These products expired at various dates through July 31, 2008. The Company’s accruals for Oncology rebates, chargebacks, and other discounts total zero and $7,000 as of December 31, 2010 and 2009, respectively, and are included in accrued liabilities in the accompanying consolidated balance sheets.

Additionally, and pursuant to the terms of the Oncology Purchase Agreement, the Company retained the liability for returns of product from wholesalers that had been sold by the Company prior to the close of the transaction. Accordingly, as part of the accounting for the gain on the sale of the Oncology Product Line, the Company recorded a reserve for Oncology product returns. Oncology products sold by the Company may be returned through a specified period subsequent to the product expiration date, but no later than July 31, 2009. The Company’s reserve for Oncology returns is zero as of December 31, 2010 and 2009.

AVINZA Product Line

In February 2007, Ligand and King Pharmaceuticals, Inc. (King), entered into a purchase agreement (the “AVINZA Purchase Agreement”), pursuant to which King agreed to acquire all of the Company’s rights in and to AVINZA in the United States, its territories and Canada, including, among other things, all AVINZA inventory, records and related intellectual property, and assume certain liabilities as set forth in the AVINZA Purchase Agreement (collectively, the “Transaction”).

King also assumed Ligand’s co-promote termination obligation to make payments to Organon based on net sales of AVINZA ($30.9 million and $58.5 million as of December 31, 2010 and 2009, respectively). As Organon has not consented to the legal assignment of the co-promote termination obligation from Ligand to King, Ligand remains liable to Organon in the event of King’s default of this obligation. For the years ended December 31, 2010 and 2009, the Company recognized pre-tax gains of $2.2 million and $5.4 million, respectively, due to subsequent changes in certain estimates of assets and liabilities recorded as of the sale date. For the year ended December 31, 2008, the Company recognized an $8.1 million pre-tax gain resulting from the release of funds from the escrow account and a $1.5 million pre-tax gain due to subsequent changes in certain estimates of assets and liabilities recorded as of the sale date.

In addition to the assumption of existing royalty obligations, King is required to pay Ligand a royalty on AVINZA net sales. If calendar year net sales are less than $200.0 million, the royalty payment will be 5% of all net sales. If calendar year net sales are greater than $200.0 million, the royalty payment will be 10% of all net sales less than $250.0 million, plus 15% of net sales greater than $250.0 million. Royalty revenues were $5.4 million, $7.7 million and $20.3 million in 2010, 2009 and 2008, respectively.

In connection with the sale, the Company has agreed to indemnify King for a period of 16 months after the closing of the Transaction for a number of specified matters, including any breach of the Company’s representations, warranties or covenants contained in the asset purchase agreement. In certain defined cases, the Company’s obligation to indemnify King extends for a period of 30 months following the closing of the Transaction. The AVINZA asset purchase agreement also allows King, under certain circumstances, to offset indemnification claims against the royalty payments payable to the Company. Under the asset purchase agreement, the Company’s liability for any indemnification claim brought by King is generally limited to $40.0 million. However, the Company’s obligation to provide indemnification on certain matters is not subject to this indemnification limit. For example, the Company agreed to retain, and provide indemnification without limitation to King for all liabilities arising under certain agreements with Catalent related to the manufacture of

AVINZA. The Company cannot predict the liabilities that may arise as a result of these matters. Any liability claims related to these matters or any indemnification claims made by King could materially and adversely affect the Company’s financial condition. No accrual for potential losses under the indemnification has been recorded at December 31, 2010 and 2009.

Upon the AVINZA sale, the Company accrued for rebates, chargebacks, and other discounts related to AVINZA products in the distribution channel which had not sold-through at the time of the AVINZA sale and for which the Company retained the liability subsequent to the sale. These products expired at various dates through June 30, 2009. The Company’s accruals for AVINZA rebates, chargebacks, and other discounts total zero and $6,000 as of December 31, 2010 and 2009, respectively, and are included in accrued liabilities in the accompanying consolidated balance sheet.

Additionally, and pursuant to the terms of the AVINZA Purchase Agreement, the Company retained the liability for returns of product from wholesalers that had been sold by the Company prior to the close of the transaction. Accordingly, as part of the accounting for the gain on the sale of AVINZA, the Company recorded a reserve for AVINZA product returns. AVINZA products sold by the Company may be returned through a specified period subsequent to the product expiration date, but no later than December 31, 2009. The Company’s reserve for AVINZA returns is zero and $18,000 as of December 31, 2010 and 2009, respectively, and is included in accrued liabilities in the accompanying consolidated balance sheet. Additionally, in February 2011, the Company agreed to terms with a third party wholesaler for previously recorded liabilities associated with AVINZA returns resulting in a reduction of accounts payable and corresponding gain on sale of AVINZA product line before income taxes of $2.1 million as of and for the year ended December 31, 2010.

7. Investments

As of December 31, 2010 and 2009, all of the Company’s investments have a contractual maturity of less than one year. The following table summarizes the various investment categories (in thousands):

	Cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
December 31, 2010
U.S. government securities	$2,031	$9	$(3)	$2,037
Certificates of deposit	5,062	98	—	5,160
Corporate obligations	12,164	104	(114)	12,154

	19,257	211	(117)	19,351
Certificates of deposit—restricted	1,341	—	—	1,341

Total debt securities	$20,598	$211	$(117)	$20,692

December 31, 2009
U.S. government securities	$19,118	$51	$(95)	$19,074
Certificates of deposit	5,784	2	(2)	5,784
Corporate obligations	11,866	486	(10)	12,342

	36,768	539	(107)	37,200
Certificates of deposit—restricted	1,341	—	—	1,341

Total debt securities	$38,109	$539	$(107)	$38,541

In July 2007, the Company purchased $5.0 million of commercial paper issued by Golden Key Ltd. The investment was highly-rated and within the Company’s investment policy at the time of purchase, but during the third quarter of 2007, large credit rating agencies downgraded the quality of this security. In addition, as a result of not meeting certain liquidity covenants, the assets of Golden Key Ltd. were assigned to a trustee who established a committee of the largest senior credit holders to determine the next steps. Subsequently, Golden

Key Ltd. defaulted on its obligation to settle the security on the stated maturity date of October 10, 2007. During 2010, the assets of Golden Key Ltd. were sold through an auction process and, as a result, the Company received a final cash distribution of approximately $2.9 million resulting in a gain of $1.4 million, which is included in other income, net.

There were no other material realized gains or losses on sales of available-for-sale securities for the years ended December 31, 2010, 2009, and 2008.

8. Other Balance Sheet Details

Other current assets consist of the following (in thousands):

	December 31,
	2010	2009
Prepaid expenses	$578	$848
Other receivables	142	516

	$720	$1,364

Accrued liabilities consist of the following (in thousands):

	December 31,
	2010	2009
Warrant liability	$—	$459
Compensation	2,201	2,808
Legal	330	134
Lease exit obligations	2,076	61
Other	6,252	6,035

	$8,859	$9,497

The following summarizes the activity in the accounts related to allowances for loss on returns, rebates and chargebacks (in thousands):

	Charge-backs and Rebates	Returns	Total
Balance at December 31, 2007	$2,216	$15,059	$17,275
AVINZA Transaction Provision (1)	(857)	(211)	(1,068)
Oncology Transaction Provision (2)	(49)	(2,856)	(2,905)
Payments	(802)	—	(802)
Charges	—	(2,910)	(2,910)

Balance at December 31, 2008	508	9,082	9,590
AVINZA Transaction Provision (1)	(28)	(5,463)	(5,491)
Oncology Transaction Provision (2)	(234)	(784)	(1,018)
Payments	(232)	—	(232)
Charges	—	(2,818)	(2,818)

Balance at December 31, 2009	14	17	31

Oncology Transaction Provision (2)	(14)	—	(14)
Charges	—	(17)	(17)

Balance at December 31, 2010	$—	$—	$—

(1)	The AVINZA transaction provision amounts represent additional accruals recorded in connection with the sale of the AVINZA Product Line to King Pharmaceuticals, Inc. on February 26, 2007. The Company maintains the obligation for returns of product that were shipped to wholesalers prior to the close of the King transaction on February 26, 2007 and chargebacks and rebates associated with product in the distribution channel as of the closing date.
(2)	The 2007 Oncology transaction provision amounts represent changes in the estimates of the accruals for chargebacks and rebates recorded in connection with the sale of the Oncology Product Line.

Other Long-Term Liabilities

Other long-term liabilities consist of the following (in thousands):

	December 31,
	2010	2009
Liability for contingent value rights	$700	$700
Deferred rent	601	1,165
Deposits	388	388
Litigation payment	—	1,000

	$1,689	$3,253

9. AVINZA Co-Promotion

In February 2003, Ligand and Organon Pharmaceuticals USA Inc. (Organon) announced that they had entered into an agreement for the co-promotion of AVINZA. Subsequently in January 2006, Ligand signed an agreement with Organon that terminated the AVINZA co-promotion agreement between the two companies and returned AVINZA co-promotion rights to Ligand. In consideration of the early termination, Ligand agreed to make quarterly royalty payments to Organon equal to 6.5% of AVINZA net sales through December 31, 2012 and thereafter 6.0% through patent expiration, currently anticipated to be November of 2017.

In February 2007, Ligand and King executed an agreement pursuant to which King acquired all of the Company’s rights in and to AVINZA. King also assumed the Company’s co-promote termination obligation to make royalty payments to Organon based on net sales of AVINZA. For the fourth quarter of 2006 and through the closing of the AVINZA sale transaction, amounts owed by Ligand to Organon on net reported sales of AVINZA did not result in current period expense, but instead were charged against the co-promote termination liability. The liability was adjusted at each reporting period to fair value and was recognized, utilizing the interest method, as additional co-promote termination charges for that period at a rate of 15%, the discount rate used to initially value this component of the termination liability.

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

A summary of the co-promote termination liability as of December 31, 2010 and 2009 is as follows (in thousands):

Net present value of payments based on estimated future net AVINZA product sales as of December 31, 2008	$58,482
Assumed payments made by King or assignee	(8,525)
Fair value adjustments due to passage of time	(9,182)

Total co-promote termination liability as of December 31, 2009	40,775
Less: remaining current portion of co-promote termination liability as of December 31, 2009	(9,782)

Long-term portion of co-promote termination liability as of December 31, 2009	30,993

Net present value of payments based on estimated future net AVINZA product sales as of December 31, 2009	40,775
Assumed payments made by King or assignee	(5,386)
Fair value adjustments due to passage of time	(4,504)

Total co-promote termination liability as of December 31, 2010	30,885
Less: remaining current portion of co-promote termination liability as of December 31, 2010	(8,034)

Long-term portion of co-promote termination liability as of December 31, 2010	$22,851

10. Warrant Liability

In connection with the acquisition of Pharmacopeia, the Company assumed approximately 144,606 warrants to purchase its common stock. To qualify as permanent equity, an equity derivative must permit the issuer to settle in unregistered shares. Under securities law, if the warrants were issued in connection with a public offering and have a cash settlement feature at the holder’s option, a company does not have the ability to settle in unregistered shares. Therefore, the warrants cannot be classified as permanent equity and are instead classified as a liability. The warrants issued as part of Pharmacopeia’s equity financing in October 2006 meet this criterion, and have been recorded as a liability in the accompanying balance sheet. The fair value of the warrants will be remeasured at each reporting date until the warrants are exercised or have expired. Changes in the fair value of the warrants are reported in the statement of operations as income (decreases) or expense (increases).

At December 31, 2010 and 2009, the fair value of the warrants was approximately $1,000 and $0.5 million, respectively, and included in accrued liabilities.

The fair value of the warrants was calculated using the Black-Scholes option-pricing model with the following assumptions at December 31:

	2010	2009
Risk-free interest rate	0.3%	1.1%
Dividend yield	—	—
Expected volatility	44%	98%
Expected term	1.3 years	2.3 years

11. Commitments and Contingencies

ECLiPS® Royalties

Under its license agreement with the Trustees of Columbia (Columbia) University and Cold Spring Harbor Laboratory (Cold Spring) (the “License Agreement”), the Company had an exclusive license for technology used in its proprietary combinatorial chemistry encoding technology, Encoded Combinatorial Libraries on Polymeric Support, or ECLiPS®. The License Agreement obligated the Company to pay a minimum annual license fee of $0.1 million to both Columbia and Cold Spring. The License Agreement would have expired upon the later of (i) July 16, 2013 or (ii) the expiration of the last patent relating to the technology, at which time the Company would have a fully paid license to the technology. The license granted to the Company under the License Agreement could be terminated by Columbia and Cold Spring (i) upon 30 days written notice to the Company if the Company materially breached the Agreement and the Company failed to cure such material breach in accordance with the License Agreement or (ii) if the Company committed any act of bankruptcy, became insolvent, filed a petition under any bankruptcy or insolvency act or had any such petition filed against it that was not dismissed within 60 days. The Company was also obligated to pay royalties to Columbia and Cold Spring based on net sales of pharmaceutical products the Company develops, as well as a percentage of all other revenue the Company recognized from collaborators that was derived from the technology licensed from Columbia and Cold Spring. In September 2010, in conjunction with the sale of its combinatorial chemical library, the Company transferred the license and related obligations to a third party.

Property Leases

In August 2009, the Company entered into a lease termination agreement for its 82,500 square foot office and laboratory facility in San Diego, California, which had a lease term through November 2021. Under the terms of the termination agreement, the Company will pay a termination fee of $14.3 million as follows: $4.5 million was paid upon signing, $4.5 million was paid in July 2010 and $5.3 million is due in April 2011. As a result, in 2009, the Company recorded lease termination costs of $15.2 million, which included the net present value of the lease termination payments of $14.3 million and $0.9 million of other direct costs associated with the lease termination. The Company may be required to deliver to the landlord an irrevocable letter of credit for the then-outstanding termination fee if it does not maintain cash and investments of at least $30.0 million prior to the date upon which the second payment is due and cash and investments of at least $20.0 million prior to the date upon which the final payment is due. The Company must also maintain a current ratio of at least 110% measured monthly. In addition, the Company entered into a new lease for a period of 27 months commencing October 2009, for premises consisting of approximately 30,000 square feet of office and lab space located in San Diego to serve as its new corporate headquarters. Under the terms of the new lease, the Company pays a basic annual rent of $1.2 million (subject to an annual fixed percentage increase, as set forth in the agreement), plus other normal and necessary expenses associated with the lease.

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

The Company leases approximately 99,000 square feet in three facilities in Cranbury, New Jersey under leases that expire in 2016. The leases for the New Jersey facilities provide generally for scheduled rent increases, options to extend the leases with certain changes to the terms of the lease agreement, and refurbishment allowances. Commencing September 2009, the Company sublet 5,100 square feet of space through August 2014. As of December 31, 2010, the Company expects to receive $0.3 million in aggregate future lease payments over the duration of the sublease agreement.

In September 2010, the Company ceased use its facility located in New Jersey. As a result, during the quarter ended September 30, 2010, the Company recorded lease exit costs of $9.7 million for costs related to the difference between the remaining lease obligations of the abandoned operating leases, which run through August 2016, and management’s estimate of potential future sublease income, discounted to present value. In addition, the Company wrote-off approximately property and equipment with a net book value of $5.4 related to the facility closure.

As of December 31, 2010, annual minimum payments due under the Company’s office and equipment lease obligations and annual minimum rentals expected to be received by the Company under subleases are as follows (in thousands):

Year ending December 31,	Operating leases	Sublease Income	Net Payments
2011	$6,032	$946	$5,086
2012	4,828	971	3,857
2013	4,891	998	3,893
2014	4,956	994	3,962
2015	4,048	479	3,569
Thereafter	1,811	—	1,811

	$26,566	$4,388	$22,178

Total rent expense under all office leases for 2010, 2009 and 2008 was $2.8 million, $5.1 million and $11.0 million, respectively. The Company recognizes rent expense on a straight-line basis. Deferred rent at December 31, 2010 and 2009 was $0.6 million and $1.6 million, respectively, and is included in other long-term liabilities.

Product Liability

The Company’s business exposes it to potential product liability risks. The Company’s products also may need to be recalled to address regulatory issues. A successful product liability claim or series of claims brought against the Company could result in payment of significant amounts of money and divert management’s attention from running the business. Some of the compounds the Company is investigating may be harmful to humans. For example, retinoids as a class are known to contain compounds which can cause birth defects. The Company may not be able to maintain insurance on acceptable terms, or the insurance may not provide adequate protection in the case of a product liability claim. To the extent that product liability insurance, if available, does not cover potential claims, the Company would be required to self-insure the risks associated with such claims. No reserve for any potential losses under product liability claims has been recorded at December 31, 2010 and 2009.

Litigation

In February 2009, the Company reached a settlement with The Rockefeller University whereby the parties resolved all disputes that have arisen between them. As part of the settlement, the Company agreed to pay Rockefeller, $5.0 million immediately upon settlement, $1.0 million on or before February 10, 2010, $1.0 million on or before February 10, 2011, and 50% of any milestone payment and 5.88% to 7.0% of certain royalties, in each case received by the Company pursuant to an agreement with SmithKline Beecham Corporation (now known as GlaxoSmithKline) entered into on December 29, 1994. The Company also agreed to pay Rockefeller 1.5% of world-wide net sales of LGD-4665 as certain payments are received by the Company pursuant to its agreement with SmithKline Beecham Corporation entered into on December 17, 2008. As of December 31, 2010, the Company has recorded a liability of $1.0 million related to the settlement, which is included in current portion of accrued litigation settlement costs in the accompanying balance sheets.

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

12. Common Stock Subject to Conditional Redemption—Pfizer Settlement Agreement

In April 1996, the Company and Pfizer entered into a settlement agreement with respect to a lawsuit filed in December 1994 by the Company against Pfizer. In connection with a collaborative research agreement the Company entered into with Pfizer in 1991, Pfizer purchased shares of the Company’s common stock. Under the terms of the settlement agreement, at the option of either the Company or Pfizer, milestone and royalty payments owed to the Company can be satisfied by Pfizer by transferring to the Company shares of the Company’s common stock at the exchange ratio of $74.25 per share. The remaining common stock issued and outstanding to Pfizer following the settlement was reclassified as common stock subject to conditional redemption (between liabilities and equity) since Pfizer has the option to settle milestone and royalties payments owed to the Company with the Company’s shares, and such option is not within the Company’s control. In March 2009, the Company earned a milestone from Pfizer, Inc. (Pfizer). In April 2009, pursuant to the Company’s 1991 research agreement and 1996 settlement agreement with Pfizer, Pfizer elected to pay the milestone by returning 53,889 shares of stock it owns in the Company, which at the date the milestone was earned had a market value of $0.9 million. Ligand retired the tendered shares in May 2009. The difference between the fair value of the shares tendered and the carrying value of such shares based on the contractual exchange ratio, approximately $3.1 million, was credited to additional paid-in capital. The Company is entitled to royalties on future sales from Pfizer, which pursuant to the 1996 settlement agreement, Pfizer may elect to pay by returning shares of stock it owns in Ligand. At December 31, 2010 and 2009, the remaining shares of the Company’s common stock that could be redeemed totaled approximately 112,371 and are reflected at the exchange ratio price of $74.25.

13. Stockholders’ Equity

Stock Plans

On May 29, 2009, the Company’s stockholders approved the amendment and restatement of the Company’s 2002 Stock Incentive Plan (the “Amended 2002 Plan”). The Company’s 2002 Stock Incentive Plan was amended to (i) increase the number of shares available for issuance under the Amended 2002 Plan by 1,266,666 shares, (ii) revise the list of performance criteria that may be used by the compensation committee for purposes of granting awards under the Amended 2002 Plan that are intended to qualify as performance-based compensation under Section 162(m) of the Internal Revenue Code, as amended, and (iii) eliminate the automatic option grant program for non-employee directors, the director fee stock issuance program and the director fee option grant program, which programs have been superseded by the Company’s amended and restated Director Compensation Policy. As of December 31, 2010, there were 2.1 million shares available for future option grants or direct issuance under the Amended 2002 Plan.

The Company grants options and awards to employees, non-employee consultants, and non-employee directors. Only new shares of common stock are issued upon the exercise of stock options. Non-employee directors are accounted for as employees. Options and restricted stock granted to certain directors vest in equal monthly installments over one year from the date of grant. Options granted to employees vest 1/8 on the six month anniversary of the date of grant, and 1/48 each month thereafter for forty-two months. All option awards generally expire ten years from the date of grant.

Stock-based compensation cost for awards to employees and non-employee directors is recognized on a straight-line basis over the vesting period until the last tranche vests. Compensation cost for consultant awards is recognized over each separate tranche’s vesting period. The Company recognized compensation expense of $2.3 million, $3.4 million and $3.6 million for 2010, 2009 and 2008, respectively, associated with option awards, restricted stock and an equitable adjustment of employee stock options. The compensation expense related to share-based compensation arrangements is recorded as components of research and development expenses ($1.2 million, $2.0 million and $1.0 million) and general and administrative expenses ($1.1 million, $1.4 million and $2.6 million) for the years ended December 31, 2010, 2009 and 2008, respectively. There was no deferred tax benefit recognized in connection with these costs.

The fair-value for options that were awarded to employees and directors was estimated at the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions:

	Year Ended December 31,
	2010	2009	2008
Risk-free interest rate	2.7%	2.1%	3.0%
Dividend yield	—	—	—
Expected volatility	72%	74%	65%
Expected term	6 years	6 years	6 years

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

Following is a summary of the Company’s stock option plan activity and related information:

	Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (In thousands)
Balance at January 1, 2008	370,505	$53.22	5.17	$304
Granted	217,416	21.12
Exercised	(739)	20.46
Forfeited	(17,843)	41.28
Cancelled	(64,326)	57.84

Balance at December 31, 2008	505,013	39.30	6.63	81
Granted	275,308	15.84
Exercised	(3,541)	12.18
Forfeited	(52,581)	24.00
Cancelled	(55,752)	50.46

Balance at December 31, 2009	668,447	30.10	6.88	31
Granted	248,202	9.87
Exercised	—	—
Forfeited	(130,183)	14.31
Cancelled	(145,205)	48.26

Balance at December 31, 2010	641,261	21.36	7.00	9

Exercisable at December 31, 2010	372,371	26.57	6.13	6

Options expected to vest as of December 31, 2010	641,261	21.36	7.00	9

The weighted-average grant-date fair value of all stock options granted during 2010 was $6.31 per share. The total intrinsic value of all options exercised during 2010, 2009 and 2008 was approximately $0, $2,000 and $3,000, respectively. As of December 31, 2010, there was $3.1 million of total unrecognized compensation cost related to nonvested stock options. That cost is expected to be recognized over a weighted average period of 2.4 years.

Cash received from options exercised in 2010, 2009 and 2008 was $0, $43,000 and $15,000, respectively. There is no current tax benefit related to options exercised because of Net Operating Losses (NOLs) for which a full valuation allowance has been established.

Following is a further breakdown of the options outstanding as of December 31, 2010:

	Options Outstanding			Options exercisable
Range of exercise prices	Options outstanding	Weighted average remaining life in years	Weighted average exercise price	Options exercisable	Weighted average exercise price
$0.01 – $ 9.95	23,977	3.09	$8.69	9,441	$8.30
9.96 – 9.96	153,037	8.93	9.96	34,513	9.96
9.97 – 16.13	15,026	6.59	11.56	7,629	12.23
16.14 – 16.14	168,574	7.82	16.14	84,890	16.14
16.15 – 87.96	280,647	5.81	32.33	235,898	33.94

0.01 – 87.96	641,261	7.00	21.36	372,371	26.57

Restricted Stock Activity

The following is a summary of the Company’s restricted stock activity and related information:

	Shares	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2008	49,266	59.40
Granted	72,333	20.28
Vested	(18,335)	65.52
Forfeited	(3,486)	32.58

Nonvested at December 31, 2008	99,778	30.84
Granted	59,743	15.78
Vested	(49,707)	36.84
Forfeited	(14,099)	21.06

Nonvested at December 31, 2009	95,715	17.93
Granted	60,349	9.60
Vested	(65,375)	16.70
Forfeited	(28,543)	12.56

Nonvested at December 31, 2010	62,146	13.60

Restricted stock awards generally vest over three years. As of December 31, 2010, unrecognized compensation cost related to non-vested stock awards amounted to $0.5 million. That cost is expected to be recognized over a weighted average period of 1.5 years.

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

The Amended ESPP allows employees to purchase a limited amount of common stock at the end of each six month period at a price equal to 85% of the lesser of fair market value on either the start date of the period or the last trading day of the period (the “Lookback Provision”). The 15% discount and the Lookback Provision make the Amended ESPP compensatory. There were 14,888, 22,443 and 7,702 shares of common stock issued under the Amended ESPP in 2010, 2009 and 2008, respectively, resulting in an expense of $0.1 million, $0.1 million and $0.03 million, respectively. For shares purchased under the Company’s Amended ESPP, a weighted-average expected volatility of 34%, 27% and 60% was used for 2010, 2009 and 2008, respectively. The expected term for shares issued under the ESPP is six months. As of December 31, 2010, 183,286 shares of common stock had been issued under the Amended ESPP to employees and 104,902 shares are available for future issuance.

Preferred Stock

The Company has authorized 833,333 shares of preferred stock, of which 266,666 are designated Series A Participating Preferred Stock (the “Preferred Stock”). The Board of Directors of Ligand has the authority to issue the Preferred Stock in one or more series and to fix the designation, powers, preferences, rights, qualifications, limitations and restrictions of the shares of each such series, including the dividend rights, dividend rate, conversion rights, voting rights, rights and terms of redemption (including sinking fund provisions), liquidation preferences and the number of shares constituting any such series, without any further vote or action by the stockholders. The rights and preferences of Preferred Stock may in all respects be superior and prior to the rights of the common stock. The issuance of the Preferred Stock could decrease the amount of earnings and assets available for distribution to holders of common stock or adversely affect the rights and powers, including voting rights, of the holders of the common stock and could have the effect of delaying, deferring or preventing a change in control of Ligand. As of December 31, 2010 and 2009, there are no preferred shares issued or outstanding.

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

Shares Issued in Business Combination

On December 23, 2009, in connection with its acquisition of Neurogen Corporation, the Company issued 700,000 shares of common stock to Neurogen stockholders, or 0.0101 shares for each outstanding Neurogen share.

On December 23, 2008, in connection with its acquisition of Pharmacopeia, the Company issued 2,999,506 shares of common stock to Pharmacopeia stockholders, or 0.0998 shares for each outstanding Pharmacopeia share.

Warrants

As of December 31, 2010, warrants to purchase 144,606 shares of the Company’s common stock were outstanding with an exercise price of $51.54 per share and an expiration date of April 2012, and warrants to purchase 17,592 shares of the Company’s common stock were outstanding with an exercise price of $56.82 per share and an expiration date of March 2011. The two series of warrants were assumed in the acquisition of Pharmacopeia, Inc.

As of December 31, 2010, 163,568 warrants with an exercise price of $179.40 per warrant and an expiration date of April 2013 were outstanding to purchase an aggregate of 129,360 shares of the Company’s common stock. If exercised, these warrants are also entitled to receive $0.1 million in cash and 981,411 of each of the Company’s four contingent value rights issued to Neurogen shareholders in December 2009. The series of warrants was assumed in the acquisition of Neurogen Corporation.

Share Repurchases

In March 2007, the Board of Directors authorized up to $100.0 million in share repurchases over the subsequent 12 months. Through February 2008, the Company repurchased 1.1 million shares of its common stock totaling $41.2 million.

On June 15, 2010, the Company announced that its Board of Directors has authorized the Company to repurchase up to $10.0 million of its common stock from time to time in privately negotiated and open market transactions for a period of up to two years, subject to the Company’s evaluation of market conditions, applicable legal requirements and other factors. The Company is not obligated to acquire common stock under this program and the program may be suspended at any time. Through December 31, 2010, the Company repurchased 10,682 shares of its common stock totaling $0.1 million.

Share Reserves

As of December 31, 2010, the Company had 1.2 million shares reserved for future issuance related to stock options, stock awards, stock purchase plan and warrants.

Reverse Stock Split

On November 19, 2010, following approval from the Company’s stockholders at a special meeting of stockholders on September 9, 2010, the Company announced a 1-for-6 reverse stock split of its common stock. Accordingly, all share, warrant, option and per share information for all periods presented has been restated to account for the effect of the reverse stock split.

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

Bristol-Myers Squibb Collaborations

In connection with the acquisition of Pharmacopeia, the Company assumed a discovery collaboration agreement with BMS to provide a portion of its medicinal chemistry resources to a BMS discovery program unrelated to the SARM program for a period up to three years beginning in October 2007. The discovery collaboration agreement provided that each such year, the Company was required to provide a fixed number of full-time workers for the BMS discovery program, divided between employees located at its facility in Cranbury, New Jersey and contracted headcount located outside the United States.

In December 2009, the Company and BMS entered into an amendment to the discovery collaboration agreement. Pursuant to the terms of the Amendment, the research term under the Collaboration Agreement terminated on December 31, 2009 and the research program under the Collaboration Agreement was transferred to BMS. The Company is no longer obligated to provide research support to BMS after December 31, 2009, other than providing certain data and compound transfer services to BMS through June 30, 2010. In connection with the Amendment, the Company paid $1.0 million to BMS in January 2010 and BMS is no longer required to make milestone payments to the Company under the Collaboration Agreement.

As of December 31, 2010 and 2009, the Company had deferred revenue of zero and $0.3 million, respectively, related to BMS agreements.

GlaxoSmithKline Collaboration

In connection with the completion of the Company’s acquisition of Pharmacopeia, the Company assumed a product development and commercialization agreement which Pharmacopeia and SmithKlineBeecham Corporation and Glaxo Group Limited (together GSK) entered into in March 2006. The Company’s role in the collaboration was to identify and advance molecules in chosen therapeutic programs to development stage and, subject to certain provisions in the GSK agreement, further develop the candidates to clinical “proof of concept” (a demonstration of efficacy in humans). The Company agreed that it will not screen its compound library for other collaborators, or for its own account, against any target it screens under the GSK agreement for a specified period.

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

Pharmacopeia received $15.0 million in connection with initial discovery activities which the Company is obligated to perform under the GSK agreement. The Company recognizes revenue on a percentage of completion basis as it performs the required discovery activities in an amount from time to time less than or equal to the non-refundable portion of payments received in connection with the GSK agreement. The initial research term of the GSK agreement was set to expire in March 2011. However, in September 2010, GSK exercised its right to terminate the agreement effective October 7, 2010. As a result of the termination, the Company was not required to refund any payments received related to its performance of initial discovery activities or milestone payments and the Company retained the rights to the current programs under the agreement. As of December 31, 2010 and 2009, the Company had deferred revenue of zero and $3.7 million, respectively, related to GSK agreements.

Pfizer Collaborations

JAK3 Program

In connection with the completion of the Company’s acquisition of Pharmacopeia, the Company assumed a research and license agreement with Pfizer (formerly Wyeth), acting through its Wyeth Pharmaceuticals Division, providing for the formation of a new alliance based on Pharmacopeia’s Janus Kinase-3, or JAK3, inhibitor program. The alliance’s goal was to identify, develop and commercialize therapeutic products for the treatment of certain immunological conditions in humans.

Each of the companies has certain exclusive rights to develop and commercialize products resulting from the JAK3 program and the alliance. The Company retains the right to develop and commercialize therapeutic products for the treatment of dermatological and ocular diseases employing topical administration, and Pfizer has the right to develop human therapeutic products for all other indications and routes of delivery. Under the terms of the Pfizer agreement, Pharmacopeia received an up-front cash payment and received quarterly research funding through December 2009. In November 2009, Pfizer exercised its right under the contract and extended the research term and related quarterly research funding through December 2010. In July 2010, the Company and Pfizer entered into an asset purchase agreement whereby the collaboration agreement was terminated and Pfizer purchased certain compounds, patents, protocols, data and know-how relating to the JAK-3 program for an aggregate $3.0 million.

As of December 31, 2010 and 2009, the Company had deferred revenue of zero and $0.9 million, respectively, related to Pfizer agreements.

Merck (formerlySchering-Plough Collaboration)

2007 Collaboration

In connection with the completion of the Company’s acquisition of Pharmacopeia, the Company assumed an amended and restated collaboration and license agreement with N.V. Organon, entered into in February 2007. In November 2007, Organon was acquired by, and is now a part of, Merck (formerly Schering-Plough). Under the agreement, Pharmacopeia agreed to work collaboratively with Merck to generate lead compounds at targets in mutual therapeutic areas selected by Merck and agreed upon by a joint research committee. The purpose of the agreement was to produce development-ready compounds, the potential development of which will be handled primarily by Merck. The agreement provided that the Company would receive up to $4.0 million per year from Merck in research funding over the remaining portion of the five-year term of the agreement.

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

As of December 31, 2010 and 2009, the Company had deferred revenue of zero and $0.4 million, respectively, related to Merck.

Trevena Collaboration

In February 2009, the Company announced the initiation of a joint research and license alliance to screen targets using Trevena’s novel biological platform against its combinatorial library of compounds, to identify active compounds with potential for development as novel G-protein coupled receptor (GPCR) therapeutics.

Under the terms of the agreement, Trevena has been granted exclusive worldwide rights to sublicense active compounds resulting from the collaboration. The Company expects to screen targets and receive payments triggered by a tiered screening paradigm for each target.

As of December 31, 2010 and 2009, the Company had deferred revenue of zero and $0.6 million, respectively, related to Trevena.

15. Income Taxes

At December 31, 2010, the Company has federal net operating loss carryforwards of $438.2 million and $181.1 million of state net operating loss carryforwards. The Company also has $16.4 million of federal research and development credit carryforwards. Federal research and development credit carryforwards of $0.8 million expired at the beginning of 2010 with the remainder expiring through 2027, and the Company has $10.3 million of California and New Jersey research and development credit carryforwards that have no expiration date.

Pursuant to Internal Revenue Code Section 382, use of net operating loss and credit carryforwards may be limited if the Company experiences a cumulative change in ownership of greater than 50% in a moving three-year period. Ownership changes could impact the Company’s ability to utilize net operating loss and credit carryforwards remaining at an ownership change date. The Company has not updated its Section 382 study since 2007. The utilization of the net operating losses may be subject to limitation under Internal Revenue Codes Section 382.

The components of the income tax benefit for continuing operations are as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
Current Benefit:
Federal	$27,685	$(23,533)	$27
State	—	—	—
Foreign	—	—	28

	27,685	(23,533)	55

Deferred Benefit:
Federal	(25,068)	25,068	—
State	—	—	—
Foreign	—	—	—

	$2,617	$1,535	$55

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2010 and 2009 are shown below. A valuation allowance has been recognized to offset the net deferred tax assets as management believes realization of such assets is not more-likely-than-not as of December 31, 2010. For the year ended December 31, 2009, a valuation allowance was recognized to offset the net deferred tax assets, other than the net operating losses which were to be utilized via carry-back to the 2006 and 2007 income tax years, as management believed realization of such assets was not more-likely-than-not.

	December 31,
	2010	2009
	(in thousands)
Deferred assets:
Net operating loss carryforwards	$157,395	$184,075
Research and AMT credit carryforwards	23,182	29,093
Fixed assets and intangibles	17,824	4,785
Accrued expenses	6,697	269
Deferred revenue	—	1,420
Present value of AVINZA royalties	14,586	16,633
Organon termination asset	(11,937)	(15,727)
Organon termination liability	11,937	15,727
Organon royalty obligation	570	569
Deferred sale leaseback	658	1,313
Lease termination costs	4,244	5,698
Capital loss carryforwards	751	—
Other	2,681	5,366

	228,588	249,992
Valuation allowance for deferred tax assets	(228,588)	(224,924)

Net deferred tax assets	$—	$25,068

Net deferred tax liabilities	$372	$—

For 2010 and 2009, stock option deductions did not impact the valuation allowance through paid-in capital. Other changes to the valuation allowance allocated directly to accumulated other comprehensive income (loss) are related to unrealized gains and losses of $0.1 million, $0.01 million and $0.02 million for 2010, 2009, and 2008, respectively.

A reconciliation of income tax benefit for continuing operations to the amount computed by applying the statutory federal income tax rate to the loss from continuing operations is summarized as follows (in thousands):

	Years Ended December 31,
	2010	2009	2008
Amounts computed at statutory federal rate	$5,236	$3,387	$33,155
State taxes net of federal benefit	(2)	234	(2,293)
Effect of foreign operations	—	—	28
Meals & entertainment	(6)	(10)	(7)
In process R&D	(451)	(136)	(24,480)
Therapeutic grant	665	—	—
Inputed interest	(321)	—	—
Roche collaboration	(1,437)	—	—
Contingent value rights	3,108	—	—
Stock-based compensation	(510)	(1,144)	(537)
Expired NOLs	(678)	(678)	(678)
Expired research and development credits	(543)	(887)	(155)
Change in uncertain tax positions	28,108	(24,116)	—
Carry back claims	—	25,651	—
Change in valuation allowance	(30,557)	(775)	(5,019)
Other	5	9	41

	$2,617	$1,535	$55

Tax positions must meet a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. As of the date of adoption, the Company’s gross liability for income taxes associated with uncertain tax positions totaled $8.9 million. As a result of adopting the new standard, the Company recognized an increase of $0.4 million to reserve for uncertain tax positions which was recorded as a cumulative effect adjustment to accumulated deficit.

In December 2009, the Internal Revenue Service, or IRS, issued the Company a Notice of Proposed Adjustment, or NOPA, seeking an increase to its taxable income for the 2007 fiscal year of $71.5 million and a $4.1 million penalty for substantial underpayment of tax in fiscal 2007. As of December 31, 2009, the Company recorded a liability of $25.1 million related to the income tax effect of the NOPA and $3.0 million related to estimated interest due on the proposed underpayment of tax. The Company also recorded deferred income tax assets of $25.1 million associated with the ability to carry back losses from 2008 and 2009 to offset the NOPA. In addition, the Company recorded an income tax receivable of $4.5 million associated with changes in income tax law in relation to prior AMT taxes paid on carry back periods, which is included in other non-current assets at December 31, 2009. In November 2010, the IRS granted the Company an extension of time to make a closing-of-the-books election with respect to an ownership change, within the meaning of section 382 of the Internal Revenue Code, for the 2007 tax year. The Company filed an amended 2007 federal tax return in the fourth quarter of 2010. As a result, during 2010 the Company recorded an income tax benefit of $2.6 million related to the reversal of estimated interest for the proposed substantial underpayment of tax in fiscal 2007.

A reconciliation of the amount of unrecognized tax benefits at December 31, 2010 and 2009 is as follows (in thousands):

Balance at December 31, 2008	9,527
Additions based on tax positions related to the current year	25,068
Reductions for tax positions of prior years	(569)

Balance at December 31, 2009	34,026
Additions based on tax positions related to the current year	—
Reductions for tax positions of prior years	(25,205)

Balance at December 31, 2010	$8,821

Included in the balance of unrecognized tax benefits at December 31, 2009 is $8.8 million of tax benefits that, if recognized would result in adjustments to the related deferred tax assets and valuation allowance and not affect the Company’s effective tax rate.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2010, there was no accrued interest related to uncertain tax positions.

All of the Company’s tax years from 1994-2009 remain open to examination by the major taxing jurisdictions to which the Company is subject.

On November 1, 2010, the Company was notified by the Internal Revenue Service that it had received grants totaling $2.0 million in response to applications submitted for qualified investments in a qualifying therapeutic discovery project under section 48D of the Internal Revenue Code, which are included in other income, net for the year ended December 31, 2010.

16. Summary of Unaudited Quarterly Financial Information

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2010 and 2009 (in thousands, except per share amounts).

	Quarter ended
	March 31	June 30	September 30	December 31
2010
Total revenues	$5,958	$5,838	$7,802	$3,940
Total operating costs and expenses	10,410	9,892	23,903	10,328
Income tax benefit (expense)	(274)	(625)	(419)	3,936
Income (loss) from continuing operations	(2,989)	(290)	(11,855)	2,348
Discontinued operations	239	7	12	2,155
Net income (loss)	$(2,750)	$(283)	$(11,843)	$4,503
Basic and diluted per share amounts:
Loss from continuing operations	(0.15)	(0.01)	(0.60)	0.12
Discontinued operations	0.01	0.00	0.00	0.11

Net loss	$(0.14)	$(0.01)	$(0.60)	$0.23

Weighted average shares—basic	19,576	19,609	19,630	19,631

Weighted average shares—diluted	19,576	19,609	19,630	19,636

	Quarter ended
	March 31	June 30	September 30	December 31
2009
Total revenues	$9,470	$7,594	$7,901	$13,974
Total operating costs and expenses	17,279	12,742	27,571	13,148
Income tax benefit (expense)	—	—	—	—
Income (loss) from continuing operations	(7,482)	(4,476)	1,055	2,566
Discontinued operations	2,366	2,808	748	467
Net income (loss)	$(5,116)	$(1,668)	$1,803	$3,033
Basic and diluted per share amounts:
Loss from continuing operations	(0.40)	(0.24)	0.06	0.14
Discontinued operations	0.13	0.15	0.04	0.02

Net loss	$(0.27)	$(0.09)	$0.10	$0.16

Weighted average shares—basic	18,853	18,858	18,834	18,897

Weighted average shares—diluted	18,853	18,858	18,856	18,918

17. Sale Leaseback

In October 2006, the Company entered into an agreement for the sale of its real property located in San Diego, California for a purchase price of $47.6 million. This property, with a net book value of $14.5 million, included one building totaling approximately 82,500 square feet, the land on which the building is situated, and two adjacent vacant lots. As part of the sale transaction, the Company agreed to lease back the building for a period of 15 years.

The Company recognized an immediate pre-tax gain on the sale transaction of $3.1 million in 2006 and deferred a gain of $29.5 million on the sale of the building. The deferred gain was being recognized as an offset to operating expense on a straight-line basis over the 15 year term of the lease at a rate of approximately $2.0 million per year.

In August 2009, the Company entered into a lease termination agreement for this building. As a result, the Company recognized an additional $20.4 million of accretion of deferred gain during the quarter ended September 30, 2009, and will recognize the remaining balance of the deferred gain of $3.1 million through the term of its new building lease, which expires in December 2011. The amount of the deferred gain recognized for the years ended December 31, 2010, 2009 and 2008 was $1.7 million, $21.9 million and $2.0 million, respectively.

18. Reductions in Workforce

In December 2010, the Company reduced its workforce by twenty-six positions, twenty of which were eliminated effective December 31, 2010 and six were eliminated in early 2011. Accrued severance costs of $1.1 million were included in accrued compensation as of December 31, 2010.

19. Subsequent Event

On January 24, 2011, the Company acquired CyDex Pharmaceuticals, Inc. (“CyDex”), a specialty pharmaceutical company developing products and licensing its Captisol® technology. Captisol is currently incorporated in five FDA-approved medications and marketed by three of CyDex’s licensees: Pfizer, Bristol-Myers Squibb and Prism Pharmaceuticals. In addition, CyDex is supporting drug development efforts with more than 40 companies worldwide.

CyDex shareholders will receive $31.2 million for the merger in upfront cash, a $4.3 million cash payment on the one year anniversary of closing, and will be entitled to contingent cash payments related to certain transactions and pursuant to a revenue share plan. In addition, CyDex shareholders received approximately $0.8 million at close for an adjustment to working capital.

In connection with the acquisition, the Company borrowed $20 million from a lender. Under the terms of the loan agreement, the Company will make interest only payments for one year at a fixed rate of 8.64%, with an option to extend the interest only payments for an additional year. Subsequent to the interest only payments, the note will amortize with principal and interest payments due through the remaining term of the loan. The loan term, including interest only payments is 42 months. Additionally, a one-time payment of $1.2 million is due at the end of the note term.

Due to the close proximity of the acquisition date and the Company’s filing of it annual report on Form 10-K for the year ended December 31, 2010, the Company is unable to disclose the information required by ASC 805, Business Combinations. Such information will be included in the Company’s subsequent Form 10-Q.

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

In connection with the preparation of this Form 10-K for the year ended December 31, 2010, management, under the supervision of the CEO and CFO, conducted an evaluation of disclosure controls and procedures. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2010.

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

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010.

Grant Thornton LLP, the Company’s independent registered public accountants, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, based on the COSO criteria; their report is included in Item 9A.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Ligand Pharmaceuticals Incorporated

We have audited Ligand Pharmaceuticals Incorporated’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Ligand Pharmaceuticals Incorporated’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Ligand Pharmaceuticals Incorporated’s internal control over financial reporting based on our audit.

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

In our opinion, Ligand Pharmaceuticals Incorporated maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Ligand Pharmaceuticals Incorporated as of December 2010 and 2009, and the related consolidated statement of operations, stockholders’ equity (deficit) and comprehensive loss and cash flows for each of the three years in the period ended December 31, 2010 and our report dated March 3, 2011, expressed an unqualified opinion.

/s/ Grant Thornton LLP

San Diego, California

March 3, 2011

Item 9B.	Other Information

On February 15, 2011, the Company issued a press release (the “Initial Release”) announcing its financial results for the quarter and year ended December 31, 2010, a copy of which was furnished as Exhibit 99.1 on a Current Report on Form 8-K filed on the same date. Subsequent to the Company’s earnings release, the Company agreed to terms with a third party wholesaler for previously recorded liabilities associated with product returns related to the Company’s discontinued operations.

As a result of the foregoing, for the quarter ended December 31, 2010, income from discontinued operations increased to approximately $2.2 million, or $0.11 per share, from $13,000, or $0.00 per share, and total net income increased to approximately $4.5 million, or $0.23 per share, from $2.4 million, or $0.12 per share. There was no change to income from continuing operations for the quarter ended December 31, 2010. For the year ended December 31, 2010, income from discontinued operations increased to approximately $2.4 million, or $0.12 per share, from $0.3 million, or $0.01 per share, and total net loss decreased to approximately $10.4 million, or $0.53 per share, from $12.5 million, or $0.64 per share. There was no change to loss from continuing operations for the year ended December 31, 2010. Additionally, total liabilities decreased to approximately $72.1 million from $74.2 million, and stockholders’ deficit decreased to approximately $4.8 million from $7.0 million.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

Code of Conduct

The Board of Directors has adopted a Code of Conduct and Ethics Policy (“Code of Conduct”) that applies to all officers, directors and employees. The Company will promptly disclose any material amendment or waiver to the Code of Conduct which affects any corporate officer. The Code of Conduct was filed with the SEC as an exhibit to our report on Form 10-K for the year ended December 31, 2003, and can be accessed via our website (http://www.ligand.com), Corporate Overview page. You may also request a free copy by writing to: Investor Relations, Ligand Pharmaceuticals Incorporated, 11085 North Torrey Pines Road, Suite 300, La Jolla, CA 92037.

The other information under Item 10 is hereby incorporated by reference from Ligand’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission on or prior to May 2, 2011. See also the identification of the executive officers following Item 4 of this Annual Report on Form 10-K.

Item 11.	Executive Compensation

Item 11 is hereby incorporated by reference from Ligand’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission on or prior to May 2, 2011.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 12 is hereby incorporated by reference from Ligand’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission on or prior to May 2, 2011.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Item 13 is hereby incorporated by reference from Ligand’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission on or prior to May 2, 2011.

Item 14.	Principal Accountant Fees and Services

Item 14 is hereby incorporated by reference from Ligand’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission on or prior to May 2, 2011.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are included as part of this Annual Report on Form 10-K.

(1) Financial statements

(2) Schedules not included herein have been omitted because they are not applicable or the required information is in the consolidated financial statements or notes thereto.

(3) The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

Exhibit Number	Description
2.1(36)	Agreement and Plan of Merger, dated as of September 24, 2008, by and among Ligand Pharmaceuticals Incorporated, Pharmacopeia, Inc., Margaux Acquisition Corp. and Latour Acquisition, LLC. (Exhibit 2.1).

2.2(52)	Agreement and Plan of Merger, by and among the Company, Neurogen Corporation and Neon Signal, LLC, dated as of August 23, 2009 (Filed as Exhibit 10.1).

2.3(56)	Amendment to Agreement and Plan of Merger, by and among the Company, Neurogen Corporation, and Neon Signal, LLC, dated September 18, 2009 (Filed as Exhibit 10.1).

2.4(56)	Amendment No. 2 to Agreement and Plan of Merger, by and among the Company, Neurogen Corporation, and Neon Signal, LLC, dated November 2, 2009 (Filed as Exhibit 10.2).

2.5(54)	Amendment No. 3 to Agreement and Plan of Merger, by and among the Company, Neurogen Corporation, and Neon Signal, LLC, dated November 2, 2009 (Filed as Exhibit 10.2).

2.6(53)	Certificate of Merger for acquisition of Neurogen Corporation (Filed as Exhibit 2.1).

2.7(57)	Agreement and Plan of Merger, dated as of October 26, 2009, by and among the Company, Metabasis Therapeutics, Inc., and Moonstone Acquisition, Inc. (Filed as Exhibit 10.1).

2.8(55)	Amendment to Agreement and Plan of Merger, by and among the Company, Metabasis Therapeutics, Inc., Moonstone Acquisition, Inc., and David F. Hale as Stockholders’ Representative, dated November 25, 2009

2.9(63)	Certificate of Merger for acquisition of Metabasis Therapeutics, Inc. dated January 27, 2010 (Filed as Exhibit 2.1).

2.10(68)	Certificate of Merger, dated and filed January 24, 2011 (Filed as Exhibit 2.1).

2.11(68)	Agreement and Plan of Merger, by and among the Company, CyDex Pharmaceuticals, Inc., and Caymus Acquisition, Inc., dated January 14, 2011 (Filed as Exhibit 10.1).

3.1(1)	Amended and Restated Certificate of Incorporation of the Company. (Filed as Exhibit 3.2).

3.2(1)	Bylaws of the Company, as amended. (Filed as Exhibit 3.3).

Exhibit Number	Description
3.3(2)	Amended Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Company.

3.4(12)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company dated June 14, 2000.

3.5(3)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company dated September 30, 2004.

3.6(20)	Amendment to the Bylaws of the Company dated November 13, 2005. (Filed as Exhibit 3.1).

3.7(34)	Amendment of Bylaws of the Company dated December 4, 2007. (Filed as Exhibit 3.1).

3.8(67)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company dated November 17, 2010 (Filed as Exhibit 3.1).

4.1(4)	Specimen stock certificate for shares of Common Stock of the Company.

4.2(27)	2006 Preferred Shares Rights Agreement, by and between Ligand Pharmaceuticals Incorporated and Mellon Investor Services LLC, dated as of October 13, 2006. (Filed as Exhibit 4.1)

10.1(4)	Agreement, dated May 1, 1991, between the Company and Pfizer Inc (with certain confidential portions omitted).

10.2(4)	License Agreement, dated January 5, 1990, between the Company and the University of North Carolina at Chapel Hill (with certain confidential portions omitted).

10.3(4)	Form of Indemnification Agreement between the Company and each of its directors.

10.4(4)	Form of Indemnification Agreement between the Company and each of its officers.

10.5(4)	Stock Purchase Agreement, dated September 9, 1992, between the Company and Glaxo, Inc.

10.6(4)	Research and Development Agreement, dated September 9, 1992, between the Company and Glaxo, Inc. (with certain confidential portions omitted).

10.7(8)	Supplementary Agreement, dated October 1, 1993, between the Company and Pfizer, Inc. to Agreement, dated May 1, 1991.

10.8(9)	Option Agreement, dated September 2, 1994, between the Company and American Home Products Corporation, as represented by its Wyeth-Ayerst Research Division (with certain confidential portions omitted). (Filed as Exhibit 10.80).

10.9(5)	Research, Development and License Agreement, dated December 29, 1994, between SmithKline Beecham Corporation and the Company (with certain confidential portions omitted).

10.10(10)	Lease, dated July 6, 1994, between the Company and Chevron/Nexus partnership, First Amendment to lease dated July 6, 1994.

10.11(11)	Settlement Agreement and Mutual Release of all Claims, signed April 20, 1996, between the Company and Pfizer, Inc. (with certain confidential portions omitted).

10.12(6)	Letter of Agreement dated September 28, 1998 among the Company, Elan Corporation, plc and Elan International Services, Ltd. (with certain confidential portions omitted), (Filed as Exhibit 10.5).

10.13(7)	Stock Purchase Agreement by and between the Company and Warner-Lambert Company dated September 1, 1999 (with certain confidential portions omitted). (Filed as Exhibit 10.2).

Exhibit Number	Description
10.14(7)	License Agreement effective June 30, 1999 by and between the Company and X-Ceptor Therapeutics, Inc. (with certain confidential portions omitted). (Filed as Exhibit 10.7).

10.15(13)	Purchase Agreement, dated March 6, 2002, between the Company and Pharmaceutical Royalties International (Cayman) Ltd.

10.16(14)	Amendment Number 1 to Purchase Agreement, dated July 29, 2002, between the Company and Pharmaceutical Royalties International (Cayman) Ltd.

10.17(15)	Amended and Restated License and Supply Agreement, dated December 6, 2002, between the Company, Elan Corporation, plc and Elan Management Limited (with certain confidential portions omitted).

10.18(15)	Amendment Number 1 to Amended and Restated Registration Rights Agreement, dated November 12, 2002, between the Company and Elan Corporation plc and Elan International Services, Ltd.

10.19(15)	Second Amendment to Purchase Agreement, dated December 19, 2002, between the Company and Pharmaceuticals Royalties International (Cayman) Ltd.

10.20(15)	Amendment Number 3 to Purchase Agreement, dated December 30, 2002, between the Company and Pharmaceuticals Royalties International (Cayman) Ltd. (with certain confidential portions omitted).

10.21(15)	Purchase Agreement, dated December 30, 2002, between the Company and Pharmaceuticals Royalties International (Cayman) Ltd. (with certain confidential portions omitted).

10.22(16)	Co-Promotion Agreement, dated January 1, 2003, by and between the Company and Organon Pharmaceuticals USA Inc. (with certain confidential portions omitted).

10.23(17)	Amendment No. 2 to Amended and Restated Registration Rights Agreement, dated June 25, 2003.

10.24(18)	Option Agreement Between Investors Trust & Custodial Services (Ireland) Ltd., as Trustee for Royalty Pharma, Royalty Pharma Finance Trust and the Company, dated October 1, 2003 (with certain confidential portions omitted).

10.25(18)	Amendment to Purchase Agreement Between Royalty Pharma Finance Trust and the Company, dated October 1, 2003 (with certain confidential portions omitted).

10.26(22)	2002 Stock Incentive Plan (as amended and restated through March 9, 2006).

10.27(18)	2002 Employee Stock Purchase Plan, dated July 1, 2002 (as amended through June 30, 2003).

10.28(18)	Form of Stock Option Agreement.

10.29(18)	Form of Employee Stock Purchase Plan Stock Purchase Agreement.

10.30(18)	Form of Automatic Stock Option Agreement.

10.31 (18)	Form of Director Fee Stock Option Agreement.

10.32(19)	Manufacturing and Packaging Agreement, dated February 13, 2004 between Cardinal Health PTS, LLC and the Company (with certain confidential portions omitted).

10.33(21)	Form of Distribution, Storage, Data and Inventory Management Services Agreement.

10.34(21)	Amendment Number 1 to the Option Agreement between Investors Trust & Custodial Services (Ireland) Ltd., solely in its capacity as Trustee for Royalty Pharma, Royalty Pharma Finance Trust and Ligand Pharmaceuticals Incorporated dated November 5, 2004.

Exhibit Number	Description
10.35(21)	Amendment to Purchase Agreement between Royalty Pharma Finance Trust, Ligand Pharmaceuticals Incorporated & Investors Trust and Custodial Services (Ireland) Ltd., solely in its capacity as Trustee of Royalty Pharma dated November 5, 2004.

10.36(22)	Amended and Restated Research, Development and License Agreement dated as of December 1, 2005 between the Company and Wyeth (formerly American Home Products Corporation) (with certain confidential portions omitted).

10.37(22)	Form of Stock Issuance Agreement for non-employee directors.

10.38(22)	Form of Amended and Restated Director Fee Stock Option Agreement for 2005 award to Henry Blissenbach, John Groom, Irving Johnson, John Kozarich, Daniel Loeb, Carl Peck, Jeffrey Perry, Brigette Roberts and Michael Rocca.

10.39(23)	Termination and Return of Rights Agreement between Ligand Pharmaceuticals Incorporated and Organon USA Inc. dated as of January 1, 2006

10.40(24)	First Amendment to the Manufacturing and Packaging Agreement between Cardinal Health PTS, LLC and Ligand Pharmaceuticals Incorporated (with certain confidential portions omitted).

10.41(25)	Purchase Agreement, by and between Ligand Pharmaceuticals Incorporated, King Pharmaceuticals, Inc. and King Pharmaceuticals Research and Development, Inc., dated as of September 6, 2006.

10.42(26)	Contract Sales Force Agreement, by and between Ligand Pharmaceuticals Incorporated and King Pharmaceuticals, Inc. dated as of September 6, 2006.

10.43(25)	Purchase Agreement, by and among Ligand Pharmaceuticals Incorporated, Seragen, Inc., Eisai Inc. and Eisai Co., Ltd., dated as of September 7, 2006.

10.44(31)	Stipulation of Settlement by and among Plaintiffs and Ligand Pharmaceuticals, Inc. et al., In re Ligand Pharmaceuticals Inc. Securities Litigation, United States District Court, District of Southern California, dated as of June 28, 2006, approved by Order dated October 16, 2006.

10.45(31)	Stipulation of Settlement by and among Plaintiffs and Ligand Pharmaceuticals, Inc. et al., In re Ligand Pharmaceuticals Inc. Derivative Litigation, Superior Court of California, County of San Diego, dated as of September 19, 2006, approved by Order dated October 12, 2006.

10.46(31)	Loan Agreement by and between Ligand Pharmaceuticals Incorporated and King Pharmaceuticals, 303 Inc. dated as of October 12, 2006.

10.47(29)	Letter Agreement by and between Ligand and King Pharmaceuticals, Inc. effective as of December 29, 2006.

10.48(29)	Amendment Number 1 to Purchase Agreement, Contract Sales Force Agreement and Confidentiality Agreement by and between Ligand and King Pharmaceuticals, Inc. effective as of November 30, 2006.

10.49(28)	Purchase Agreement and Escrow Instructions by and between Nexus Equity VI, LLC, a California Limited Liability Company, and Ligand Pharmaceuticals Incorporated, a Delaware Corporation and Slough Estates USA Inc., a Delaware corporation dated October 25, 2006.

10.50(31)	2006 Employee Severance Plan dated as of October 4, 2006.

10.51(31)	Form of Letter Agreement regarding Change of Control Severance Benefits between the Company and its officers.

Exhibit Number	Description
10.52(29)	Letter Agreement by and between the Company and John L. Higgins dated as of January 10, 2007.

10.53(30)	Amendment Number 2 to Purchase Agreement, by and between the Company and King Pharmaceuticals, Inc. effective as of February 26, 2007.

10.54(32)	Letter Agreement by and between the Company and John P. Sharp dated as of March 30, 2007. (Filed as Exhibit 10.1).

10.55(33)	Form of Executive Officer Change in Control Severance Agreement. (Filed as Exhibit 10.1).

10.56(35)	Sublease Agreement between the Company and eBIOSCIENCE, INC., effective as of December 13, 2007. (Filed as Exhibit 10.1).

10.57(37)	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under the Company’s 2002 Stock Incentive Plan. (Filed as Exhibit 10.318).

10.58(37)	Form of Amendment to Restricted Stock Agreement for executive officers other than Chief Executive Officer. (Filed as Exhibit 10.319).

10.59(37)	Amendment to Restricted Stock Agreement between the Company and John L. Higgins. (Filed as Exhibit 10.320).

10.60(47)	Collaboration and License Agreement, dated as of July 9, 2003 and effective August 8, 2003, between Pharmacopeia, Inc. and Schering-Plough Ltd. (with certain confidential portions omitted).

10.61(47)	Collaboration and License Agreement, dated as of July 9, 2003 and effective August 8, 2003, between Pharmacopeia, Inc. and Schering Corporation (with certain confidential portions omitted).

10.62(39)	Amendment No. 1, dated July 27, 2006, to the Collaboration and License Agreements, effective as of July 9, 2003, between (i) Pharmacopeia, Inc. and Schering Corporation and (ii) Pharmacopeia, Inc. and Schering-Plough Ltd. (Filed as Exhibit 10.1).

10.63(47)	Lease, dated August 20, 2003, between Pharmacopeia, Inc. and Eastpark at 8A (Building 1000).

10.64(40)	Amendment to Lease, dated September 10, 2007, between Eastpark at 8A and Pharmacopeia, Inc. (Building 1000). (Filed as Exhibit 10.1).

10.65(47)	Lease, dated August 20, 2003, between Pharmacopeia, Inc. and Eastpark at 8A (Building 3000).

10.66(40)	Amendment to Lease, dated April 18, 2007, between Eastpark at 8A and Pharmacopeia, Inc. (Building 3000). (Filed as Exhibit 10.2).

10.67 (41)	License Agreement, dated as of March 27, 2006, between Pharmacopeia, Inc. and Bristol-Myers Squibb Company (Filed as Exhibit 10.2).

10.68(42)	Collaboration and License Agreement between Pharmacopeia, Inc. and Cephalon, Inc., dated May 18, 2006. (Filed as Exhibit 10.1).

10.69(43)	License Agreement, amended and restated as of July 1, 2003, among The Trustees of Columbia University in the City of New York, Cold Spring Harbor Laboratory and Pharmacopeia, Inc. (Filed as Exhibit 10.2).

10.70(44)	Collaboration and License Agreement, amended and restated effective as of February 8, 2007, between Pharmacopeia, Inc. and N.V. Organon. (Filed as Exhibit 10.1).

Exhibit Number	Description
10.71(45)	License Agreement, dated October 11, 2007, between Bristol-Myers Squibb Company and Pharmacopeia, Inc. (Filed as Exhibit 10.45).

10.72(38)	Contingent Value Rights Agreement, dated December 23, 2008, among the Company, Pharmacopeia, Inc. and Mellon Investor Services LLC. (Filed as Exhibit 10.1).

10.73(37)	Amended and Restated Severance Plan, dated December 20, 2008, of the Company. (Filed as Exhibit 10.2).

10.74(46)	Settlement Agreement and Mutual Release of all Claims, by and between the Company and The Salk Institute for Biological Studies, dated as of September 2, 2008 (Filed as Exhibit 10.316).

10.75(47)	License Agreement, dated of December 17, 2008, between the Company and SmithKline Beecham Corporation, doing business as GlaxoSmithKline (with certain confidential portions omitted) (Filed as Exhibit 10.346).

10.76(48)	Settlement Agreement and Mutual Release, by and between the Company and The Rockefeller University, dated as of February 11, 2009 (Filed as Exhibit 10.318).

10.77(49)	Exclusive Patent License Agreement, by and between Glycomed, Inc., a wholly owned subsidiary of the Company and ParinGenix Inc, dated as of June 18, 2009 (Filed as Exhibit 10.321).

10.78(49)	Amended and Restated Director Compensation and Stock Ownership Policy, effective as of April 16, 2009 (Filed as Exhibit 10.322).

10.79(50)	Research Collaboration Termination Agreement, between the Company and N.V. Organon, dated as of July 29, 2009 (Filed as Exhibit 10.323).

10.80(51)	Lease, between the Company and HCP TPSP, LLC, dated August 7, 2009 (Filed as Exhibit 10.321).

10.81(51)	Lease Termination Agreement, between the Company and TPSC IX, LLC, dated August 7, 2009 (Filed as Exhibit 10.322).

10.82(53)	H3 Contingent Value Rights Agreement (Filed as Exhibit 10.3).

10.83(53)	Merck Contingent Value Rights Agreement (Filed as Exhibit 10.4).

10.84(58)	Collaborative Research Agreement and License and Royalty Agreement between Neurogen Corporation and Pfizer Inc, dated as of January 1, 1992 (Filed as Exhibit 10.35) (File No. 000-18311).

10.85 (59)	Collaborative Research Agreement and License and Royalty Agreement between Neurogen Corporation and Pfizer Inc, dated as of July 1, 1994 (Filed as Exhibit 10.1) (File No. 000-18311).

10.86(60)	Collaboration and License Agreement and Screening Agreement between Neurogen Corporation and Schering-Plough Corporation (Filed as Exhibit 10.1) (File No. 000-18311).

10.87(61)	Collaborative Research Agreement between Neurogen Corporation and Pfizer dated as of November 1, 1995 (Filed as Exhibit 10.1) (File No. 000-18311).

10.88(61)	Development and Commercialization Agreement between Neurogen Corporation and Pfizer dated as of November 1, 1995 (Filed as Exhibit 10.2) (File No. 000-18311).

10.89(62)	Collaboration and License Agreement dated as of November 24, 2003 between Neurogen Corporation and Merck Sharp & Dohme Limited (Filed as Exhibit 10.43) (File No. 000-18311).

Exhibit Number	Description
10.90(62)	Stock Purchase Agreement dated as of November 24, 2003 between Neurogen Corporation and Merck Sharp & Dohme Limited (Filed as Exhibit 10.43) (File No. 000-18311).

10.91(63)	TR Beta Contingent Value Rights Agreement, dated January 27, 2010, among the Company, Metabasis Therapeutics, Inc., David F. Hale and Mellon Investor Services LLC. (Filed as Exhibit 10.2).

10.92(63)	Glucagon Contingent Value Rights Agreement, dated January 27, 2010, among the Company, Metabasis Therapeutics, Inc., David F. Hale and Mellon Investor Services LLC. (Filed as Exhibit 10.3).

10.93(63)	General Contingent Value Rights Agreement, dated January 27, 2010, among the Company, Metabasis Therapeutics, Inc., David F. Hale and Mellon Investor Services LLC. (Filed as Exhibit 10.4).

10.94(69)	Amendment of “General” Contingent Value Rights Agreement, dated January 26, 2011 [original agreement was dated January 27, 2010] (filed as Exhibit 10.1).

10.95(64)	Purchase and Sale Agreement, dated May 18, 2010, between the Company and The Genaera Liquidating Trust (Filed as Exhibit 10.1).

10.96(65)	Purchase Agreement, dated May 20, 2010, between the Company and Biotechnology Value Fund, L.P., on its own behalf and on behalf of Biotechnology Valude Fund II, L.P. and Investment 10, L.L.C. (Filed as Exhibit 10.1).

10.97(66)	Asset Purchase Agreement, dated as of July 30, 2010, between Wyeth LLC, Pharmacopeia, Inc. and the Company (Filed as Exhibit 10.1).

10.98(68)	Contingent Value Rights Agreement, by and among the Company, CyDex Pharmaceuticals, Inc., and Allen K. Roberson and David Poltack, acting jointly as Shareholders’ Representative, dated January 14, 2011 (Filed as Exhibit 10.2).

10.99(68)	Loan and Security Agreement, by and among the Company, its subsidiaries and Oxford Finance Corporation, dated January 24, 2011 (Filed as Exhibit 10.3).

10.100	Captisol Supply Agreement, dated December 20, 2002, between CyDex and Hovione LLC, Hovione FarmaCiencia S.A., Hovione Pharmascience Limited, and Hovione International Limited (with certain confidential portions omitted)

10.101	1st Amendment to Captisol Supply Agreement, dated July 29, 2005, between CyDex and Hovione LLC, Hovione FarmaCiencia S.A., Hovione Pharmascience Limited, and Hovione International Limited (with certain confidential portions omitted)

10.102	2nd Amendment to Captisol Supply Agreement dated March 1, 2007, between CyDex and Hovione LLC, Hovione FarmaCiencia S.A., Hovione Pharmascience Limited, and Hovione International Limited

10.103	3rd Amendment to Captisol Supply Agreement dated January 28, 2008, between CyDex and Hovione LLC, Hovione FarmaCiencia S.A., Hovione Pharmascience Limited, and Hovione International Limited (with certain confidential portions omitted)

10.104	4th Amendment to Captisol Supply Agreement dated September 23, 2009 between CyDex and Hovione LLC, Hovione FarmaCiencia S.A., Hovione Pharmascience Limited, and Hovione International Limited (with certain confidential portions omitted)

Exhibit Number	Description
10.105	License Agreement, dated September 3, 1993, between CyDex and The University of Kansas (with certain confidential portions omitted)

10.106	First Amendment to License Agreement, dated February 24, 1998, between CyDex and The University of Kansas (with certain confidential portions omitted)

10.107	Second Amendment to License Agreement, dated August 4, 2004, between CyDex and The University of Kansas (with certain confidential portions omitted)

10.108	Exclusive License Agreement, dated June 4, 1996, between Pfizer, Inc. and CyDex (with certain confidential portions omitted)

10.109	Nonexclusive License Agreement, dated June 4, 1996, between Pfizer, Inc. and CyDex (with certain confidential portions omitted)

10.110	Addendum to Nonexclusive License Agreement, dated December 11, 2001, between CyDex and Pfizer, Inc. (with certain confidential portions omitted)

10.111	Acknowledgement Agreement, dated March 3, 2008, between CyDex and The University of Kansas (with certain confidential portions omitted)

10.112	License Agreement, dated January 4, 2006, between CyDex and Prism Pharmaceuticals (with certain confidential portions omitted)

10.113	Amendment to License Agreement, dated May 12, 2006 between CyDex and Prism Pharmaceuticals (with certain confidential portions omitted)

10.114	Supply Agreement, dated March 5, 2007, between CyDex and Prism Pharmaceuticals (with certain confidential portions omitted)

10.115(70)	License and Supply Agreement, dated October 12, 2005 between CyDex and Proteolix, Inc. (with certain confidential portions omitted)(Filed as Exhibit 10.22)(File No. 000-28298)

14.1(18)	Code of Business Conduct and Ethics.

21.1	Subsidiaries of Registrant.

23.1	Consent of independent registered public accounting firm-Grant Thornton LLP

24.1	Power of Attorney (See page 105).

31.1	Certification by Principal Executive Officer, Pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer, Pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Registration Statement on Form S-4 (No. 333-58823) filed on July 9, 1998.
(2)	This exhibit was previously filed as part of and is hereby incorporated by reference to same numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 1999.
(3)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004.
(4)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Registration Statement on Form S-1 (No. 33-47257) filed on April 16, 1992 as amended.

(5)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Registration Statement on Form S-1/S-3 (No. 33-87598 and 33-87600) filed on December 20, 1994, as amended.
(6)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 1998.
(7)	This exhibit was previously filed as part of and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 1999.
(8)	This exhibit was previously filed as part of, and are hereby incorporated by reference to the same numbered exhibit filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 1993.
(9)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 1994.
(10)	This exhibit was previously filed, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 1995.
(11)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Quarterly report on Form 10-Q for the period ended June 30, 1996.
(12)	This exhibit was previously filed as part of, and are hereby incorporated by reference to the same numbered exhibit filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.
(13)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2002.
(14)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002.
(15)	This exhibit was previously filed as part of, and are hereby incorporated by reference to the same numbered exhibit filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.
(16)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2003.
(17)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2003.
(18)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.
(19)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2004.
(20)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on November 14, 2005.
(21)	This exhibit was previously filed as part of, and are hereby incorporated by reference to the same numbered exhibit filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
(22)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Registration Statement on Form S-1 (no. 333-131029) filed on January 13, 2006 as amended.
(23)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with an Amendment to the Company’s Registration Statement on Form S-1 (No. 333-1031029) filed on February 10, 2006.
(24)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2006.
(25)	This exhibit was previously filed as part of, and is being incorporated by reference to the numbered exhibit filed with the Company’s Current Report Form 8-K filed on September 11, 2006.

(26)	This exhibit was previously filed as part of, and is being incorporated by reference to the numbered exhibit filed with the Company’s Current Report Form 8-K filed on September 12, 2006.
(27)	This exhibit was previously filed as part of, and is being incorporated by reference to the numbered exhibit filed with the Company’s Current Report Form 8-K filed on October 17, 2006.
(28)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on October 31, 2006.
(29)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on January 5, 2007.
(30)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on February 28, 2007.
(31)	This exhibit was previously filed as part of, and are hereby incorporated by reference to the same numbered exhibit filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
(32)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on May 4, 2007.
(33)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on August 22, 2007.
(34)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on December 6, 2007.
(35)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on December 19, 2007.
(36)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on September 26, 2008.
(37)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Annual Report on Form 10-K for the period ended December 31, 2007.
(38)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Pharmacopeia, Inc.’s Current Report on Form 8-K filed on May 3, 2004.
(39)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Pharmacopeia, Inc.’s Current Report on Form 8-K filed on August 2, 2006.
(40)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Pharmacopeia, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2007.
(41)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Pharmacopeia, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2006.
(42)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Pharmacopeia, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2006.
(43)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Pharmacopeia, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2005.
(44)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Pharmacopeia, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2007.
(45)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Pharmacopeia, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007.
(46)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Pharmacopeia, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2008.
(47)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Annual Report on Form 10-K for the period ended December 31, 2008.

(48)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2009.
(49)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2009.
(50)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2009.
(51)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on August 11, 2009.
(52)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on August 24, 2009.
(53)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on December 24, 2009.
(54)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on December 17, 2009.
(55)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on December 1, 2009.
(56)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on November 6, 2009.
(57)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on October 28, 2009.
(58)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with Neurogen Corporation’s Annual Report on Form 10-K for the period ended December 31, 1991.
(59)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with Neurogen Corporation’s Quarterly Report on Form 10-Q for the period ended June 30, 1994.
(60)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with Neurogen Corporation’s Current Report on Form 8-K filed on July 28, 1995.
(61)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with Neurogen Corporation’s Current Report on Form 8-K filed on November 1, 1995.
(62)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with Neurogen Corporation’s Annual Report on Form 10-K for the period ended December 31, 2003.
(63)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on January 28, 2010.
(64)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on May 24, 2010.
(65)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2010.
(66)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2010.
(67)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on November 19, 2010.
(68)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on January 26, 2011.
(69)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on January 31, 2011.
(70)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with Onyx Pharmaceuticals, Inc.’s Annual Report on Form 10-K for the period ended December 31, 2009.

(4)(d) Financial Statement Schedule

Schedules not included herein have been omitted because they are not applicable or the required information is in the consolidated financial statements or notes thereto.

Schedule II—Valuation and Qualifying Accounts (in thousands)

	Balance at Beginning of Period	Charges	Deductions	Other	Balance at End of Period
December 31, 2010:
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

Date: March 2, 2011

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

Signature	Title	Date

/S/ JOHN L. HIGGINS John L. Higgins	President, Chief Executive Officer and Director (Principal Executive Officer )	March 2, 2011

/S/ JOHN P. SHARP John P. Sharp	Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	March 2, 2011

/S/ JASON M. ARYEH Jason M. Aryeh	Director	March 2, 2011

/S/ TODD C. DAVIS Todd C. Davis	Director	March 2, 2011

/S/ DAVID M. KNOTT David M. Knott	Director	March 2, 2011

/S/ JOHN W. KOZARICH John W. Kozarich	Director	March 2, 2011

/S/ JOHN L. LAMATTINA John L. LaMattina	Director	March 2, 2011

/S/ SUNIL PATEL Sunil Patel	Director	March 2, 2011

/S/ STEPHEN L. SABBA Stephen L. Sabba	Director	March 2, 2011