Form 10-Q
period 2011-03-31
LIGAND PHARMACEUTICALS INC
filed 2011-05-10
CIK 886163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One

☒ Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

or

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

As of April 27, 2011, the registrant had 19,638,383 shares of common stock outstanding.

LIGAND PHARMACEUTICALS INCORPORATED

QUARTERLY REPORT

FORM 10-Q

*	No information provided due to inapplicability of item.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

LIGAND PHARMACEUTICALS INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share data)

	March 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$6,033	$3,346
Short-term investments	10,487	19,351
Accounts receivable, net	1,383	993
Inventory	4,212	—
Other current assets	1,151	720
Income tax receivable	—	4,575
Current portion of co-promote termination payments receivable	8,030	8,034

Total current assets	31,296	37,019
Restricted cash and investments	1,341	1,341
Property and equipment, net	795	559
Goodwill and other identifiable intangible assets	76,757	12,951
Long-term portion of co-promote termination payments receivable	22,060	22,851
Deferred income taxes	1,021	—
Other assets	883	838

Total assets	$134,153	$75,559

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$13,032	$8,597
Accrued liabilities	11,904	8,859
Accrued litigation settlement costs	—	1,000
Current portion of deferred gain	1,277	1,702
Current portion of co-promote termination liability	8,030	8,034
Current portion of lease termination payments	5,300	5,296
Bank line of credit	5,000	—
Current portion of deferred revenue	27	—

Total current liabilities	44,570	33,488
Long-term portion of note payable	20,029	—
Long-term portion of co-promote termination liability	22,060	22,851
Long-term portion of deferred revenue, net	2,546	2,546
Long-term portion of lease exit obligations	10,548	11,118
Deferred income taxes	2,864	372
Liability for contingent value rights	17,341	700
Other long-term liabilities	842	989

Total liabilities	120,800	72,064

Commitments and contingencies
Common stock subject to conditional redemption; 112,371 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	8,344	8,344

Stockholders’ equity (deficit):
Convertible preferred stock, $0.001 par value; 833,333 shares authorized; none issued	—	—
Common stock, $0.001 par value; 33,333,333 shares authorized; 20,644,234 and 20,620,917 shares issued at March 31, 2011 and December 31, 2010, respectively	21	21
Additional paid-in capital	729,723	729,271
Accumulated other comprehensive income	5	31
Accumulated deficit	(682,460)	(691,947)
Treasury stock, at cost; 1,118,222 and 1,111,999 shares at March 31, 2011 and December 31, 2010, respectively	(42,280)	(42,225)

Total stockholders’ equity (deficit)	5,009	(4,849)

	$134,153	$75,559

See accompanying notes.

LIGAND PHARMACEUTICALS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except share data)

	Three Months Ended March 31,
	2011	2010
Revenues:
Royalties	$1,993	$1,962
Material sales	1,019	—
Collaborative research and development and other revenues	884	3,996

Total revenues	3,896	5,958

Operating costs and expenses:
Cost of sales	525	—
Research and development	1,986	7,362
General and administrative	4,180	3,048
Lease exit and termination costs	(151)	—

Total operating costs and expenses	6,540	10,410

Accretion of deferred gain on sale leaseback	426	426

Loss from operations	(2,218)	(4,026)

Other income (expense):
Interest income	37	210
Interest expense	(423)	(18)
Decrease (increase) in liability for contingent value rights	(1,736)	552
Other, net	48	567

Total other income (expense), net	(2,074)	1,311

Loss before income taxes	(4,292)	(2,715)
Income tax expense (benefit)	(13,778)	274

Income (loss) from continuing operations	9,486	(2,989)

Discontinued operations:
Gain on sale of AVINZA Product Line before income taxes	—	9
Gain on sale of Oncology Product Line before income taxes	4	230
Income tax benefit (expense) on discontinued operations	—	—

Discontinued operations	4	239

Net income (loss):	$9,490	$(2,750)

Basic and diluted per share amounts:
Loss from continuing operations	$0.48	$(0.15)
Discontinued operations	0.00	0.01

Net income (loss)	$0.48	$(0.14)

Weighted average number of common shares	19,623,249	19,576,207

See accompanying notes.

LIGAND PHARMACEUTICALS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	For the three months ended March 31,
	2011	2010
Operating activities
Net income (loss)	$9,490	$(2,750)
Less: gain from discontinued operations	4	239

Loss from continuing operations	9,486	(2,989)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Accretion of deferred gain on sale leaseback	(426)	(426)
Change in estimated fair value of contingent value rights	1,736	(552)
Depreciation and amortization	564	745
Non-cash lease costs	(90)	(47)
Gain on asset write-offs	—	(26)
Realized gain on investment	(23)	(691)
Stock-based compensation	452	624
Other	29	38
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable, net	1,024	320
Inventory	(1,797)	—
Other current assets	4,605	47
Other long term assets	460	(456)
Accounts payable and accrued liabilities	(428)	(9,810)
Other liabilities	(800)	(1,300)
Deferred income taxes	(13,908)	—
Deferred revenue	27	(1,615)

Net cash provided by (used in) operating activities of continuing operations	911	(16,138)
Net cash provided by operating activities of discontinued operations	—	262

Net cash provided by (used in) operating activities	911	(15,876)
Investing activities
Purchases of property and equipment	(5)	(56)
Acquisition of CyDex, net of cash acquired	(32,024)	—
Acquisition of Metabasis, net of cash acquired	—	(2,834)
Purchases of short-term investments	(5,000)	(31,861)
Proceeds from sale of short-term investments	13,888	34,743
Proceeds from sale of property and equipment and building	—	3,259
Other, net	(28)	629

Net cash provide by (used in) investing activities of continuing operations	(23,169)	3,880
Net cash provided by investing activities of discontinued operations	—	—

Net cash provided by (used in) investing activities	(23,169)	3,880
Financing activities
Proceeds from issuance of debt	25,000	—
Share repurchases	(55)	—
Principal payments on equipment financing obligations	—	(10)
Net proceeds from issuance of common stock	—	18

Net cash provided by financing activities	24,945	8

Net increase (decrease) in cash and cash equivalents	2,687	(11,988)
Cash and cash equivalents at beginning of period	3,346	16,032

Cash and cash equivalents at end of period	$6,033	$4,044

See accompanying notes.

LIGAND PHARMACEUTICALS INCORPORATED

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

Ligand Pharmaceuticals Incorporated, a Delaware corporation (the “Company” or “Ligand”), is a biotechnology company that focuses on drug discovery and early-stage development of pharmaceuticals that address critical unmet medical needs or that are more effective and/or safer than existing therapies, more convenient to administer and are cost effective. The Company’s principle market is the United States. The Company sold its Oncology Product Line (“Oncology”) and AVINZA Product Line (“AVINZA”) on October 25, 2006 and February 26, 2007, respectively. The operating results for Oncology and AVINZA have been presented in the accompanying consolidated financial statements as “Discontinued Operations”.

The Company has incurred significant losses since its inception. At March 31, 2011, the Company’s accumulated deficit was $682.5 million and the Company had negative working capital of $13.3 million. Based on management’s plans, including expense reductions, if necessary, the Company believes its currently available cash, cash equivalents, and short-term investments as well as its current and future royalty, license and milestone revenues will be sufficient to satisfy its anticipated operating and capital requirements through at least the next twelve months. The Company’s future operating and capital requirements will depend on many factors, including, but not limited to: the pace of scientific progress in its research and development programs; the potential success of these programs; the scope and results of preclinical testing and clinical trials; the time and costs involved in obtaining regulatory approvals; the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims; competing technological and market developments; the amount of royalties on sales of the commercial products of its partners; the efforts of its collaborative partners; obligations under its operating lease agreements and lease termination agreement; and the capital requirements of any companies the Company acquires, including Pharmacopeia, Inc. (“Pharmacopeia”), Neurogen Corporation (“Neurogen”), Metabasis Therapeutics, Inc. (“Metabasis”) and CyDex Pharmaceuticals, Inc. (“CyDex”). Management’s plans and efforts may not fully address any significant adverse impact from any or all of these factors and the Company may be required to obtain additional financing, which may not be available at acceptable terms, or at all.

Principles of Consolidation

The condensed consolidated financial statements include the Company’s wholly owned subsidiaries, Seragen, Inc. (“Seragen”), Nexus Equity VI LLC (“Nexus”), Pharmacopeia, Neurogen, Metabasis and CyDex. All significant intercompany accounts and transactions have been eliminated in consolidation.

Basis of Presentation

Our accompanying unaudited consolidated condensed financial statements as of March 31, 2011 and for the three months ended March 31, 2011 and 2010 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. Our consolidated condensed balance sheet at December 31, 2010 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations of Ligand Pharmaceuticals Incorporated, and our subsidiaries (the Company) have been included. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. These financial statements should be read in conjunction with the consolidated financial statements and notes therein included in our annual report on Form 10-K for the year ended December 31, 2010.

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

Income (Loss) Per Share

Basic earnings per share is calculated by dividing net income or loss by the weighted average number of common shares and vested restricted stock units outstanding. Diluted earnings per share is computed by dividing net income or loss by the weighted average number of common shares and vested restricted stock units outstanding and the weighted average number of dilutive common stock equivalents, including stock options and non-vested restricted stock units. Common stock equivalents are only included in the diluted earnings per share calculation when their effect is dilutive. For the three months ended March 31, 2011 and 2010, no potential common shares are included in the computation of any diluted per share amounts, including income (loss) per share from discontinued operations and net loss per share, as the Company reported a loss from continuing operations. Potential common shares, the shares that would be issued upon the exercise of outstanding stock options and warrants and the vesting of restricted shares that would be excluded from the computation of diluted loss per share, were 1.3 million and 1.2 million at March 31, 2011 and 2010, respectively.

Revenue Recognition

Royalties on sales of products commercialized by the Company’s partners are recognized in the quarter reported by the respective partner.

Material sales revenue is recognized upon transfer of title, which normally passes to the buyer upon shipment to the customer. The Company’s credit and exchange policy includes provisions for the return of product between 30 to 90 days, depending on the specific terms of the individual agreement, when that product (1) does not meet specifications, (2) is damaged in shipment (in limited circumstances where title does not transfer until delivery), or (3) is exchanged for an alternative grade of CAPTISOL.

Revenue from research funding under the Company’s collaboration agreements is earned and recognized on a percentage-of-completion basis as research hours are incurred in accordance with the provisions of each agreement.

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

Income Taxes

The Company recognizes liabilities or assets for the deferred tax consequences of temporary differences between the tax bases of assets or liabilities and their reported amounts in the financial statements. These temporary differences will result in taxable or deductible amounts in future years when the reported amounts of the assets or liabilities are recovered or settled. A valuation allowance is established when management determines that it is more likely than not that all or a portion of a deferred tax asset will not be realized. Management evaluates the realizability of its net deferred tax assets on a quarterly basis and valuation allowances are provided, as necessary. During this evaluation, management reviews its forecasts of income in conjunction with other positive and negative evidence surrounding the realizability of its deferred tax assets to determine if a valuation allowance is required. Adjustments to the valuation allowance will increase or decrease the Company’s income tax provision or benefit. Management also applies the relevant guidance to determine the amount of income tax expense or benefit to be allocated among continuing operations, discontinued operations, and items charged or credited directly to stockholders’ equity. The Company recorded an income tax benefit of $13.8 million for the three months ended March 31, 2011 and income tax expense of $0.3 million for the three months ended March 31, 2010. The income tax benefit for the three months ended March 31, 2011 relates to the Company’s acquisition of CyDex in January 2011. For financial statement purposes, the Company recorded the acquired CyDex intangible assets of approximately $64 million. For tax purposes, the Company is required to carry over the historic tax basis of the assets and liabilities of Cydex. In accordance with ASC Topic 805, the Company established net deferred tax assets and liabilities of approximately $15 million. As a result of the ability to recognize deferred tax assets for these deferred tax liabilities, the Company released valuation allowances against its deferred tax assets resulting in an income tax benefit of $13.8 million for the three months ended March 31, 2011.

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

Accounting for Stock-Based Compensation

Stock-based compensation expense for awards to employees and non-employee directors is recognized on a straight-line basis over the vesting period until the last tranche vests. Compensation cost for consultant awards is recognized over each separate tranche’s vesting period. The Company recognized compensation expense of $0.5 million and $0.6 million for the three months ended March 31, 2011 and 2010, respectively. The compensation expense related to share-based compensation arrangements is recorded as components of research and development expenses ($0.1 million and $0.3 million) and general and administrative expenses ($0.4 million and $0.3 million) for the three months ended March 31, 2011 and 2010, respectively.

The fair-value for options that were awarded to employees and directors was estimated at the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2011	2010
Risk-free interest rate	2.6%	2.7%
Dividend yield	—	—
Expected volatility	70%	73%
Expected term	6.0 years	6.1 years

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

Cash, Cash Equivalents and Short-term Investments

Cash and cash equivalents consist of cash and highly liquid securities with maturities at the date of acquisition of three months or less. The following table summarizes the various investment categories at March 31, 2011 and December 31, 2010 (in thousands):

	Cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
March 31, 2011
Certificates of deposit	$10,062	$122	$—	$10,184
Corporate obligations	300	7	(4)	303

	10,362	129	(4)	10,487
Certificates of deposit—restricted	1,341	—	—	1,341

	$11,703	$129	$(4)	$11,828

December 31, 2010
U.S. government securities	$2,031	$9	$(3)	$2,037
Certificates of deposit	5,062	98	—	5,160
Corporate obligations	12,164	104	(114)	12,154

	19,257	211	(117)	19,351
Certificates of deposit—restricted	1,341	—	—	1,341

	$20,598	$211	$(117)	$20,692

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash equivalents and investments and accounts receivable.

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

As of March 31, 2011 and December 31, 2010, cash deposits held at financial institutions in excess of FDIC insured amounts of $250,000 were approximately $14.8 million and $5.1 million, respectively.

Accounts receivable from one customer was 48% of total accounts receivable at March 31, 2011.

The Company obtains CAPTISOL® from a sole-source supplier. If this supplier were not able to supply the requested amounts of CAPTISOL, the Company would be unable to continue to derive revenues from the sale of CAPTISOL until it obtained an alternative source, which might take a considerable length of time.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts based on the best estimate of the amount of probable losses in the Company’s existing accounts receivable. Accounts receivable that are outstanding longer than their contractual payment terms, ranging from 30 to 90 days, are considered past due. When determining the allowance for doubtful accounts, several factors are taken into consideration, including historical write-off experience and review of specific customer accounts for collectibility. Account balances are charged off against the allowance after collection efforts have been exhausted and the potential for recovery is considered remote. There was no allowance for doubtful accounts included in the balance sheets at March 31, 2011 and December 31, 2010.

Inventory

Inventory is stated at the lower of cost or market. The Company determines cost using the first-in, first-out method. The Company analyzes its inventory levels periodically and writes down inventory to its net realizable value if it has become obsolete, has a cost basis in excess of its expected net realizable value or is in excess of expected requirements.

Other Current Assets

Other current assets consist of the following (in thousands):

	March 31, 2011	December 31, 2010
Prepaid expenses	$596	$578
Advanced manufacturing payments	420	—
Other receivables	135	142

	$1,151	$720

Property and Equipment

Property and equipment is stated at cost and consists of the following (in thousands):

	March 31, 2011	December 31, 2010
Lab and office equipment	$5,956	$5,676
Computer equipment and software	4,051	3,996
Leasehold improvements	62	55

	10,069	9,727
Less accumulated depreciation and amortization	(9,274)	(9,168)

	$795	$559

Depreciation of equipment is computed using the straight-line method over the estimated useful lives of the assets, which range from three to ten years. Leasehold improvements are amortized using the straight-line method over their estimated useful lives or their related lease term, whichever is shorter.

Goodwill and Other Identifiable Intangible Assets

Goodwill and other identifiable intangible assets consist of the following (in thousands):

	March 31, 2011	December 31, 2010
Acquired in-process research and development	$15,579	$12,379
Complete technology	14,643	—
Trade name	2,537	—
Customer relationships	29,400	—
Goodwill	15,213	700

	$77,372	$13,079
Accumulated amortization	(615)	(128)

	$76,757	$12,951

As discussed in Note 2, on January 24, 2011, the Company completed its acquisition of CyDex Pharmaceuticals, Inc. As a result of the transaction, the Company recorded $46.6 million of intangible assets with definite lives. The weighted-average amortization period for the identified intangible assets with definite lives is 20 years. In addition, the Company recorded $3.2 million of acquired In-Process Research and Development (IPR&D) and $14.3 million of goodwill.

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

Impairment of Long-Lived Assets

Management reviews long-lived assets for impairment annually or whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value for the Company’s long-lived assets is determined using the expected cash flows discounted at a rate commensurate with the risk involved. As of March 31, 2011, management does not believe there have been any events or circumstances indicating that the carrying amount of its long-lived assets may not be recoverable.

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	March 31, 2011	December 31, 2010
Compensation	$757	$2,201
Legal	224	330
Lease exit obligations	1,988	2,076
Current portion of liability for contingent value rights	4,300	—
Other	4,635	4,252

	$11,904	$8,859

Other Long-Term Liabilities

Other long-term liabilities consist of the following (in thousands):

	March 31, 2011	December 31, 2010
Deferred rent	$454	$601
Deposits	388	388

	$842	$989

Sale of Royalty Rights

The Company previously sold to third parties the rights to future royalties of certain of its products. As part of the underlying royalty agreements, the partners have the right to offset a portion of any future royalty payments owed to the Company to the extent of previous milestone payments. Accordingly, the Company deferred a portion of the revenue associated with each tranche of royalty right sold, equal to the pro-rata share of the potential royalty offset. Such amounts associated with the offset rights against future royalty payments will be recognized as revenue upon receipt of future royalties from the respective partners. As of March 31, 2011 and December 31, 2010, the Company had deferred $2.5 million of revenue, which is included in long-term portion of deferred revenue.

Comprehensive Income (loss)

Comprehensive income (loss) represents net income (loss) adjusted for the change during the periods presented in unrealized gains and losses on available-for-sale securities less reclassification adjustments for realized gains or losses included in net income (loss). Comprehensive loss is as follows for the periods ended March 31 (in thousands):

	2011	2010
Net income (loss) as reported	$9,490	$(2,750)
Unrealized net gain (loss) on available-for-sale securities	(26)	508

Comprehensive income (loss)	$9,464	$(2,242)

Recently Adopted Accounting Pronouncements

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, “Multiple-Deliverable Revenue Arrangements,” or ASU 2009-13, which amends existing revenue recognition accounting pronouncements that are currently within the scope of ASC 605. This guidance eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. ASU 2009-13 is effective for the Company prospectively for revenue arrangements entered into or materially modified beginning January 1, 2011. The Company’s adoption of this amendment had no impact on its consolidated financial position, results of operations or cash flows.

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

2. Acquisition of CyDex

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

Under the terms of the agreement, the Company paid $32.0 million to the CyDex shareholders and issued a series of Contingent Value Rights. The Company is obligated to pay $4.3 million in January 2012 and may be required to pay up to an additional $7.25 million upon achievement of certain milestones. In addition, the Company will pay CyDex shareholders, for each respective year from 2011 through 2016, 20% of all CyDex-related revenue, but only to the extent that and beginning only when CyDex-related revenue for such year exceeds $15.0 million; plus an additional 10% of all CyDex-related revenue recognized during such year, but only to the extent that and beginning only when aggregate CyDex-related revenue for such year exceeds $35.0 million.

The CyDex CVR Agreement requires the Company to, in the event of a Default, deliver to an escrow agent the future cash payments described above, and such amounts would then be delivered by the escrow agent to the CyDex shareholders if, as and when they would have by the CyDex CVR Agreement been required to be delivered to the CyDex shareholders by the Company. “Default” includes the following, subject to certain cure rights: (a) the Company fails to pay to the Shareholders’ Account any amount as and when required under the CyDex CVR Agreement, (b) at any time the Company is obligated for more than $35.0 million of financial indebtedness (other than financial indebtedness which is expressly subordinated to all obligations of Ligand under the CyDex CVR Agreement pursuant to a written subordination agreement signed by and reasonably acceptable to the Shareholders’ Representative), (c) at any time after March 15, 2011 the Company’s cash, cash equivalents and short-term investments is less than $10.0 million, or (d) the Company commits any material breach of the CyDex CVR Agreement.

Ligand is required by the CyDex CVR Agreement to dedicate at least five experienced full-time employee equivalents per year to the acquired business and to invest at least $1.5 million per year, inclusive of such employee expenses, in the acquired business, through 2015.

At the closing of the acquisition, the Company recorded a $19.2 million contingent liability for amounts potentially due to holders of the CyDex CVRs. The initial fair value of the liability was determined using a discounted cash flow analysis incorporating the estimated future cash flows from potential milestones and revenue sharing. These cash flows were then discounted to present value using a discount rate of 21.6%. The liability will be periodically assessed based on events and circumstances related to the underlying milestones, and the change in fair value will be recorded in the Company’s consolidated statements of operations. The carrying amount of the liability may fluctuate significantly and actual amounts paid under the CVR agreements may be materially different than the carrying amount of the liability. The fair value of the liability at March 31, 2011 was $19.2 million.

The components of the preliminary purchase price allocation for CyDex are as follows (in thousands):

Purchase Consideration:
Cash paid to CyDex shareholders	$32,024
Estimated fair value of contingent consideration	19,202

Total purchase consideration	$51,226

Allocation of Purchase Price:
Accounts receivable	$1,414
Inventory	2,414
In-process research and development	3,200
Intangible assets with definite lives	46,580
Goodwill	14,256
Other assets	6,133
Liabilities assumed	(22,771)

$51,226

The acquired identified intangible assets with definite lives from the acquisition with CyDex are as follows:

Acquired Intangible Assets
(in thousands)
Complete technology	$14,643
Trademark and trade name	2,537
Customer relationships	29,400

$46,580

The weighted-average amortization period for the identified intangible assets with definite lives is 20 years.

The Company has allocated $3.2 million of the purchase price of CyDex to acquired In-Process Research and Development (IPR&D). This amount represents the estimated fair value of CyDex’s two main proprietary products that have not yet reached technological feasibility and do not have future alternative use as of the date of the merger.

The valuation was based on a probability-weighted present value of the expected upfront and milestone payments based on a recently signed letter of intent and term sheet The probability of success takes into account the stages of completion and the risks surrounding successful development and commercialization of the underlying product candidates. These cash flows were then discounted to present value using a discount rate of 21.5%.

The Company has allocated $46.6 million to identified intangible assets with definite lives as follows: complete technology $14.6 million, trademark and trade name $2.5 million and customer relationships $29.4 million. The valuation of the complete technology, or CyDex’s CAPTISOL technology, was based on a derivative of the discounted cash flow method that estimated the present value of a hypothetical royalty stream derived via the licensing of similar technology. These projected cash flows were then discounted to present value using a discount rate of 20.5%. The valuation of the trademark and trade name was based on the Relief from Royalty method using royalty rates paid in third-party licensing agreements involving similar trade names. These projected cash flows were then discounted to present value using a discount rate of 20.5%.The valuation of the customer relationships was based on a discounted cash flow analysis incorporating the estimated future cash flows from these relationships during their assumed life of 20 years. These cash flows were then discounted to present value using a discount rate of 21.5%.

3. Financial Instruments

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including available-for-sale fixed income and equity securities and other equity securities. The following table provides a summary of the assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2011 (in thousands):

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Fixed income available-for-sale securities	$10,487	$10,487	$—	$—

Liabilities:
Liability for contingent value rights - Metabasis	$1,736	$1,736	$—	$—
Liability for contingent value rights - Neurogen	700			700
Liability for contingent value rights - CyDex	19,205	—	—	19,205

Total liabilities	$21,641	$1,736	$—	$19,905

The following table provides a summary of the assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2010 (in thousands):

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Fixed income available-for-sale securities	$19,351	$19,351	$—	$—

Liabilities:
Liability for contingent value rights - Neurogen	$700	$—	$—	$700

The Company’s short-term investments are fixed income available-for-sale securities and include Corporate Notes, Corporate Discount Commercial Paper and certificates of deposit. The fair value of the Company’s short-term investments and liability for contingent value rights- Metabasis are determined using quoted market prices in active markets.

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

In February 2007, Ligand and King Pharmaceuticals, Inc., or King, executed an agreement pursuant to which King acquired all of the Company’s rights in and to AVINZA. King also assumed the Company’s co-promote termination obligation to make royalty payments to Organon based on net sales of AVINZA. For the fourth quarter of 2006 and through the closing of the AVINZA sale transaction, amounts owed by Ligand to Organon on net reported sales of AVINZA did not result in current period expense, but instead were charged against the co-promote termination liability. The liability was adjusted at each reporting period to fair value and was recognized, utilizing the interest method, as additional co-promote termination charges for that period at a rate of 15%, the discount rate used to initially value this component of the termination liability.

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

A summary of the co-promote termination liability as of March 31, 2011 is as follows (in thousands):

Net present value of payments based on estimated future net AVINZA product sales as of December 31, 2010	$30,885
Assumed payments made by King or assignee	(1,240)
Fair value adjustments due to passage of time	445

Total co-promote termination liability as of March 31, 2011	30,090
Less: current portion of co-promote termination liability as of March 31, 2011	(8,030)

Long-term portion of co-promote termination liability as of March 31, 2011	$22,060

5. Property Leases

In August 2009, the Company entered into a lease termination agreement for its 82,500 square foot office and laboratory facility in San Diego, California, which had a lease term through November 2021. Under the terms of the termination agreement, the Company paid a termination fee of $14.3 million as follows: $4.5 million was paid upon signing, $4.5 million was paid in July 2010 and $5.3 million was paid in April 2011. In addition, the Company entered into a new lease for a period of 27 months commencing October 2009, for premises consisting of approximately 30,000 square feet of office and lab space located in San Diego to serve as its new corporate headquarters. Under the terms of the new lease, the Company pays a basic annual rent of $1.2 million (subject to an annual fixed percentage increase, as set forth in the agreement), plus other normal and necessary expenses associated with the lease.

The Company also leases an office and research facility in San Diego, California under an operating lease arrangement through July 2015. The Company fully vacated this facility in February 2008. The lease agreement provides for increases in annual rents based on changes in the Consumer Price Index or fixed percentage increases ranging from 3% to 7%. Commencing January 2008, the Company sublet this facility through July 2015. The sublease agreement provides for a 3% increase in annual rents. As of March 31, 2011 and December 31, 2010, the lease exit obligation related to this lease was $3.5 million and $3.6 million, respectively.

The Company leases approximately 99,000 square feet in three facilities in Cranbury, New Jersey under leases that expire in 2016. The leases for the New Jersey facilities provide generally for scheduled rent increases, options to extend the leases with certain changes to the terms of the lease agreement, and refurbishment allowances. Commencing September 2009, the Company sublet 5,100 square feet of space through August 2014. As of March 31, 2011, the Company expects to receive $0.3 million in aggregate future lease payments over the duration of the sublease agreement.

In September 2010, the Company ceased use of its facility located in New Jersey. As a result, during the quarter ended September 30, 2010, the Company recorded lease exit costs of $9.7 million for costs related to the difference between the remaining lease obligations of the abandoned operating leases, which run through August 2016, and management’s estimate of potential future sublease income, discounted to present value. As of March 31, 2011 and December 31, 2010, the lease exit obligation related to this lease was $7.0 million and $7.5 million, respectively.

6. Segment Reporting

Under Accounting Standards Codification No. 280, “Segment Reporting”, or ASC 280, operating segments are defined as components of an enterprise about which separate financial information is available that is regularly evaluated by the entity’s chief operating decision maker, in deciding how to allocate resources and in assessing performance. The Company has evaluated this Codification and has identified two reportable segments: the development and commercialization of drugs using CAPTISOL technology by the recently acquired CyDex Pharmaceuticals, Inc. and the traditional biotech operations including drug discovery and development of Ligand Pharmaceuticals, Inc. We evaluate performance based on the operating profit (loss) of the respective business segments. The segment results may not represent actual results that would be expected if they were independent, stand-alone businesses. Segment information was as follows for the three months ended March 31, 2011:

	Ligand	CyDex	Total
Net revenues from external customers	$2,348	$1,548	$3,896
Operating profit (loss)	(2,516)	298	(2,218)
Depreciation and amortization expense	538	26	564
Income tax expense (benefit)	(13,778)	—	(13,778)
Assets	121,694	12,459	134,153

7. Debt

In January 2011, in connection with the acquisition of CyDex, the Company entered into a $20 million Loan and Security Agreement (the “Oxford Loan”) with Oxford Finance Corporation (“Oxford”). Under the terms of the Oxford Loan agreement, the Company will make interest only payments for one year at a fixed rate of 8.64%, with an option to extend the interest only payments for an additional year. Subsequent to the interest only payments, the note will amortize with principal and interest payments due through the remaining term of the loan. The loan term, including interest only payments, is 42 months.

If the Company prepays the Oxford Loan, (i) on or before January 24, 2012, the Company must pay Oxford an additional amount equal to 2.0% of the principal amount of the term loan prepaid, and (ii) after January 24, 2012, the Company must pay Oxford an additional amount equal to 1.0% of the principal amount of the term loan prepaid.

Upon final repayment of the Oxford Loan on the maturity date, by prepayment, or upon acceleration of the Oxford Loan, the Company also must make an additional final payment of $1.2 million, which is being accreted over the term of the loan. To secure the Company’s repayment obligations under the Oxford Loan, Oxford obtained a first priority security interest in all of the Company’s assets, excluding intellectual property.

Additionally, in March 2011, the Company entered into a Loan and Security Agreement (the “Square 1 Loan”) with Square 1 Bank (“Square 1”). The Square 1 Loan established a cash-collateralized revolving line of credit facility under which Square 1 agreed to loan up to $5.0 million to the Company. The Company immediately borrowed the full $5.0 million. All outstanding amounts under the Agreement bear interest at a floating rate equal to 200 basis points above the prime rate and may become immediately due and payable if the Company fails to maintain a cash balance at Square 1 of at least $5.0 million. Interest is payable on a monthly basis. The maturity date of the revolving line of credit facility is March 29, 2012.

8. Stockholders’ Equity

On November 8, 2010, following approval from the Company’s stockholders at a special meeting of stockholders on September 9, 2010, the Company announced a 1-for-6 reverse stock split of its common stock. Accordingly, all share, warrant, option and per share information for all periods presented has been restated to account for the effect of the reverse stock split.

Stock Option Activity

The following is a summary of the Company’s stock option plan activity and related information:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2010	641,261	$21.36
Granted	383,485	9.92
Exercised	(2,096)	9.96
Forfeited	(17,898)	15.90
Cancelled	(42,325)	31.14

Balance at March 31, 2011	962,427	$16.47	8.05	$89

Exercisable at March 31, 2011	360,847	$25.15	6.20	$23
Options expected to vest as of March 31, 2011	793,657	$17.46	7.84	$72

The weighted-average grant-date fair value of all stock options granted during the three months ended March 31, 2011 was $6.31 per share. The total intrinsic value of all options exercised during the three months ended March 31, 2011 was approximately $1,000. There were no options exercised during the three months ended March 31, 2010. As of March 31, 2011, there was $4.3 million of total unrecognized compensation cost related to nonvested stock options. That cost is expected to be recognized over a weighted-average period of 3.0 years.

As of March 31, 2011, 1.0 million shares were available for future option grants or direct issuance under the Company’s 2002 Stock Incentive Plan, as amended.

Restricted Stock Activity

Restricted stock activity for the three months ended March 31, 2011 is as follows:

	Shares	Weighted- Average Grant Date Stock Price
Nonvested at December 31, 2010	62,146	$13.60
Granted	44,446	10.01
Vested	(28,044)	15.27
Forfeited	(3,071)	13.35

Nonvested at March 31, 2011	75,477	$10.88

The weighted-average grant-date fair value of restricted stock granted during the three months ended March 31, 2011 was $10.01 per share. As of March 31, 2011, there was $0.7 million of total unrecognized compensation cost related to nonvested restricted stock. That cost is expected to be recognized over a weighted-average period of 2.4 years.

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

The Amended ESPP allows employees to purchase Ligand common stock at the end of each six month period at a price equal to 85% of the lesser of fair market value on either the start date of the period or the last trading day of the period (the “Lookback Provision”). The 15% discount and the Lookback Provision make the Amended ESPP compensatory. There were no shares of common stock issued under the Amended ESPP during the three months ended March 31, 2011 and 2010. The Company recorded compensation expense of $1,000 and $22,000 for the three months ended March 31, 2011 and 2010, respectively. As of March 31, 2011, 104,902 shares were available for future purchases under the Amended ESPP.

Warrants

As of March 31, 2011, warrants to purchase 144,606 shares of the Company’s common stock were outstanding with an exercise price of $51.54 per share and an expiration date of April 2012. The warrants were assumed in the acquisition of Pharmacopeia, Inc.

As of March 31, 2011, 163,568 warrants with an exercise price of $179.40 per warrant and an expiration date of April 2013 were outstanding to purchase an aggregate of 129,360 shares of the Company’s common stock. If exercised, these warrants are also entitled to receive $0.1 million in cash and 981,411 of each of the Company’s four contingent value rights issued to Neurogen shareholders in December 2009. The series of warrants was assumed in the acquisition of Neurogen Corporation.

Share Repurchases

On June 15, 2010, the Company announced that its Board of Directors has authorized the Company to repurchase up to $10.0 million of its common stock from time to time in privately negotiated and open market transactions for a period of up to two years, subject to the Company’s evaluation of market conditions, applicable legal requirements and other factors. The Company is not obligated to acquire common stock under this program and the program may be suspended at any time. Through March 31, 2011, the Company repurchased 16,905 shares of its common stock totaling $0.1 million.

9. Litigation

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

10. Subsequent Events

In April 2011, the Company entered into an amended Loan and Security Agreement (the “Square 1 Amended Loan”) with Square 1 Bank (“Square 1”). The Square 1 Amended Loan increased a cash-collateralized revolving line of credit facility by $5.0 million under which Square 1 agreed to loan up to $10.0 million to the Company. The Company immediately borrowed the additional $5.0 million. All outstanding amounts under the Agreement bear interest at a floating rate equal to 200 basis points above the prime rate. Interest is payable on a monthly basis. The maturity date of the revolving line of credit facility is March 29, 2012.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Caution: This discussion and analysis may contain predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties, including those discussed in Part II, Item 1A “Risk Factors.” This outlook represents our current judgment on the future direction of our business. These statements include those related to our royalty revenues, product returns, and product development. Actual events or results may differ materially from our expectations. For example, there can be no assurance that our revenues or expenses will meet any expectations or follow any trend(s), that we will be able to retain our key employees or that we will be able to enter into any strategic partnerships or other transactions. We cannot assure you that we will receive expected royalties to support our ongoing business or that our internal or partnered pipeline products will progress in their development, gain marketing approval or achieve success in the market. In addition, ongoing or future arbitration, or litigation or disputes with third parties may have a material adverse effect on us. Such risks and uncertainties, and others, could cause actual results to differ materially from any future performance suggested. We undertake no obligation to release publicly the results of any revisions to these forward-looking statements to reflect events or circumstances arising after the date of this quarterly report. This caution is made under the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended.

Our trademarks, trade names and service marks referenced herein include Ligand. Each other trademark, trade name or service mark appearing in this quarterly report belongs to its owner.

References to Ligand Pharmaceuticals Incorporated (“Ligand,” the “Company,” “we” or “our”) include our wholly owned subsidiaries—Seragen, Inc. (“Seragen”); Nexus Equity VI LLC (“Nexus”); Pharmacopeia, LLC; Neurogen Corporation; Metabasis Therapeutics, Inc.; and CyDex Pharmaceuticals, Inc.

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

Metabasis Contingent Value Rights

In January 2010, we completed our acquisition of Metabasis. In addition to cash consideration, we issued four tradable Contingent Value Rights (“CVRs”), one CVR from each of four respective series of CVRs, for each Metabasis share. The CVRs will entitle the holder to cash payments as frequently as every six months as cash is received by us from proceeds from Metabasis’ partnership with Roche or the sale or partnering of any of the Metabasis drug development programs, among other triggering events. We have also committed to spend at least $8 million in new research and development funding on the Metabasis programs within 42 months following the closing of the transaction. Through March 31, 2011, we estimate that we have spent approximately $3.9 million of the committed amount.

In January 2011, we entered into a strategic relationship with Chiva Pharmaceuticals, Inc. to develop multiple assets and technology in China and potentially worldwide. Chiva was granted licenses to begin immediate development in China of two clinical-stage HepDirect programs, Pradefovir for hepatitis B and MB01733 for hepatocellular carcinoma. Additionally, we granted Chiva a non-exclusive HepDirect technology license for the discovery, development and worldwide commercialization of new compounds in hepatitis B (HepB), hepatitis C (HepC) and hepatocellular carcinoma (HCC). Under the terms of the agreement, we are entitled to milestones and royalties on potential sales. In addition, we are entitled to receive a 10% equity position in Chiva and will also receive a portion of any sublicensing revenue generated from sublicensing of collaboration compounds to third parties in a major world market. We received a $0.5 million license payment in March 2011, of which $0.1 million will be remitted to CVR holders, and will receive an additional $0.5 million license payment in December 2011.

Results of Operations

Three Months Ended March 31, 2011 and 2010

Total revenues for the three months ended March 31, 2011 were $3.9 million compared to $6.0 million for the same period in 2010. We reported income from continuing operations of $9.5 million for the three months ended March 31, 2011, compared to a loss of $3.0 million for the three months ended March 31, 2010.

Royalty Revenue

Royalty revenues were $2.0 million for the three months ended March 31, 2011, compared to $2.0 million for the same period in 2010. Royalty revenues were flat period over period as an increase in PROMACTA royalties was offset by a decrease in AVINZA royalties.

Material Sales

We recorded material sales of $1.0 million for the three months ended March 31, 2011 as a result of our acquisition of CyDex in January 2011.

Collaborative Research and Development and Other Revenues

We recorded collaborative research and development and other revenues of $0.9 million for the three months ended March 31, 2011, compared to $4.0 million for the same period in 2010. The decrease of $3.1 million for the three months ended March 31, 2011, compared to the same period in 2010, is primarily due to the termination of our remaining research obligations under collaboration agreements, including the recognition of approximately $1.7 million of deferred revenue related to the termination.

Research and Development Expenses

The major components of research and development expenses are as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Internal research programs	$1,819	$3,068
Collaborative research	—	3,646
Development	167	648

Total research and development	$1,986	$7,362

Research and development expenses were $1.9 million for the three months ended March 31, 2011, compared to $7.4 million for the same 2010 period. The decrease of $5.5 million for the three months ended March 31, 2011, compared to the same period in 2010, is primarily due to $3.6 million of costs associated with collaboration agreements that were terminated, $1.3 million of reduced costs as a result of staff reductions related to internal programs and $0.5 million of costs associated with clinical trials.

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

General and Administrative Expenses

General and administrative expenses were $4.2 million for the three months ended March 31, 2011, compared to $3.0 million for the same period in 2010. The increase of $1.2 million is primarily due to transactions costs associated with the acquisition of CyDex as well as the additional costs to operate the CyDex business.

Lease Exit and Termination Costs

In September 2010, we ceased use of our facility located in Cranbury, New Jersey. As a result, during the quarter ended September 30, 2010, we recorded lease exit costs of $9.7 million for costs related to the difference between the remaining lease obligations of the abandoned operating leases, which run through August 2016, and management’s estimate of potential future sublease income, discounted to present value. Actual future sublease income may differ materially from our estimate, which would result in us recording additional expense or reductions in expense. In addition, we wrote-off approximately $5.4 million of property and equipment related to the facility closure and recorded approximately $0.8 million of severance related costs. During the quarter ended March 31, 2011, we sold certain property and equipment for $0.2 million from our former facility, which was recorded as a reduction of lease termination and exit costs.

Accretion of Deferred Gain on Sale Leaseback

On November 9, 2006, we sold real property located in San Diego, California for a sale price of $47.6 million. This property included our corporate headquarter building totaling approximately 82,500 square feet, the land on which the building was situated, and two adjacent vacant lots. As part of the sale transaction, we agreed to leaseback the building for a period of 15 years. We recognized an immediate pre-tax gain on the sale transaction of $3.1 million and deferred a gain of $29.5 million on the sale of the building. The deferred gain was being recognized on a straight-line basis over the 15 year term of the lease at a rate of approximately $2.0 million per year. In August 2009, we entered into a lease termination agreement for this building. As a result, we recognized $20.4 million of accretion of deferred gain during the quarter ended September 30, 2009, and will recognize the remaining balance of the deferred gain through the term of our new building lease, which expires in December 2011. The amount of the deferred gain recognized for the three months ended March 31, 2011 was $0.4 million, compared to $0.4 million for the same period in 2010.

Interest Income, net

Interest income was $37,000 for the three months ended March 31, 2011, compared to $0.2 million for the same period in 2010. The decrease in interest income in 2011 was due to lower cash and investment balances.

Interest Expense

Interest expense was $0.4 million for the three months ended March 31, 2011, compared to $18,000 for the same period in 2010. The increase in interest expense of $0.3 million was due to the $20 million loan obtained to acquired CyDex in January 2011.

Liability for Contingent Value Rights

We recorded an increase in liability for CVRs of $1.7 million for the three months ended March 31, 2011, compared to a decrease in liability for CVRs of $0.6 million for the three months ended March 31, 2010. The increase relates to our liability for amounts potentially due to holders of CVRs associated with our Metabasis acquisition. The initial fair value of the liability was determined using quoted market prices of Metabasis common stock in active markets. The liability is subsequently marked-to-market at each reporting period based upon the quoted market prices of the underlying CVR, and the change in fair value is recorded in our consolidated statements of operations. The carrying amount of the liability may fluctuate significantly based upon quoted market prices and actual amounts paid under the CVR agreements may be materially different than the carrying amount of the liability.

Income Taxes

We recorded an income tax benefit of $13.8 million for the three months ended March 31, 2011 and income tax expense of $0.3 million for the three months ended March 31, 2010. The income tax benefit for the three months ended March 31, 2011 relates to the release of a portion of our valuation allowance against deferred tax assets which can be used to offset deferred tax liabilities recorded in connection with our acquisition of CyDex in January 2011. The income tax expense for the three months ended March 31, 2010 related to estimated interest on a proposed underpayment of tax as a result of an audit of our 2007 fiscal year. In January 2011, we were notified by the IRS that they had completed their examination resulting in no changes to the taxes for our 2007 tax year.

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

During the three months ended March 31, 2011 and 2010, we recognized $4,000 and $0.2 million, respectively, of pre-tax gains due to subsequent changes in certain estimates and liabilities recorded as of the sale date.

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

During the three months ended March 31, 2011 and 2010, we recognized pre-tax gains of $0 and $9,000, respectively, due to subsequent changes in certain estimates and liabilities recorded as of the sale date.

Income Taxes

We recorded no provision for income taxes related to discontinued operations for the three months ended March 31, 2011 and 2010 as we did not realize any taxable income from either discontinued or continuing operations.

Liquidity and Capital Resources

We have financed our operations through offerings of our equity securities, borrowings from long-term debt, issuance of convertible notes, product sales and the subsequent sales of our commercial assets, royalties, collaborative research and development and other revenues, capital and operating lease transactions.

We had a working capital deficit of $13.3 million at March 31, 2011 compared to working capital of $3.5 million at December 31, 2010. Available cash, cash equivalents and short-term investments totaled $16.5 million as of March 31, 2011 compared to $22.7 million as of December 31, 2010. We primarily invest our cash in certificates of deposit and United States government and investment grade corporate debt securities.

In August 2009, we entered into a lease termination agreement for our corporate facility in San Diego. Under the terms of the agreement, we paid a termination fee of $14.3 million as follows: $4.5 million was paid upon signing, $4.5 million was paid in July 2010 and $5.3 million was paid in April 2011. In addition, we entered into a new lease for a period of 27 months commencing October 2009, for premises consisting of office and lab space located in San Diego to serve as our new corporate headquarters.

In January 2011, we used $12.0 million of our existing cash, cash equivalents and short-term investments for the acquisition of CyDex. In connection with the acquisition, we entered into a $20 million Loan and Security Agreement, or the Loan Agreement, with a lender. Under the terms of the Loan Agreement, we will make interest only payments for one year at a fixed rate of 8.64%, with an option to extend the interest only payments for an additional year. Subsequent to the interest only payments, the note will amortize with principal and interest payments due through the remaining term of the loan. The loan term, including interest only payments, is 42 months.

Additionally, in March 2011, we entered into a Loan and Security Agreement, or the Commercial Loan, with our commercial bank. The Commercial Loan established a cash-collateralized revolving line of credit facility under which our commercial bank agreed to loan up to $5.0 million to us. We immediately borrowed the full $5.0 million. All outstanding amounts under the Commercial Loan bear interest at a floating rate equal to 200 basis points above the prime rate. Interest is payable on a monthly basis. The maturity date of the Commercial Loan is March 29, 2012.

Based on management’s plans, including expense reductions, if necessary, and our current business outlook, we believe our currently available cash, cash equivalents, and short-term investments as well as our current and future royalty, license and milestone revenues will be sufficient to satisfy our anticipated operating and capital requirements through at least the next twelve months. Our future operating and capital requirements will depend on many factors, including, but not limited to: the pace of scientific progress in our research and development programs; the magnitude of these programs; the scope and results of preclinical testing and clinical trials; the time and costs involved in obtaining regulatory approvals; the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims; competing technological and market developments; the amount of royalties on sales of our partners’ commercial products; the efforts of our collaborative partners; obligations under our operating lease agreements and lease termination agreement; and the capital requirements of any companies we may acquire, including Neurogen, Metabasis and Cydex.

Operating Activities

Operating activities generated cash of $0.9 million for the three months ended March 31, 2011, compared to $15.9 million of cash used in operating activities for the same period in 2010.

The cash generated for the three months ended March 31, 2011 reflects net income of $9.5 million, adjusted by $4,000 of gain from discontinued operations and $2.2 million of non-cash items to reconcile the net income to net cash used in operations. These reconciling items primarily reflect the change in estimated fair value of contingent value rights of $1.7 million, depreciation and amortization of $0.6 million and stock-based compensation of $0.5million, partially offset by accretion of deferred gain on the sale leaseback of the building of $0.4 million and non-cash lease costs of $0.1 million. The cash generated during the three months ended March 31, 2011 is further impacted by changes in operating assets and liabilities due primarily to deferred income taxes of $13.9 million, an increase in other liabilities of $0.8 million, an increase in inventory of $1.8 million and a decrease in accounts payable and accrued liabilities of $0.6 million, partially offset by decreases in other current assets of $4.6 million, accounts receivable of $1.0 million and other long term assets of $0.5 million. None of the cash provided by operating activities for the three months ended March 31, 2011 related to discontinued operations.

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

Investing Activities

Investing activities used cash of $23.2 million for the three months ended March 31, 2011, compared to $3.9 million of cash provided by investing activities for the same 2010 period.

Cash used by investing activities during the three months ended March 31, 2011 primarily reflects $32.0 million of cash paid for the acquisition of CyDex and $5.0 million for purchases of short-term investments, partially offset by $13.9 million of proceeds from the sale of short-term investments. None of the cash provided by investing activities for the three months ended March 31, 2011 related to discontinued operations.

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

Financing Activities

Financing activities provided cash of $24.9 million for the three months ended March 31, 2011, compared to $8,000 for the same 2010 period.

Cash provided by financing activities for the three months ended March 31, 2011 primarily reflects $25.0 million of proceeds from the issuance of debt, partially offset by share repurchases of $0.1 million.

Cash provided by financing activities for the three months ended March 31, 2010 primarily reflects $18,000 of proceeds from the issuance of common stock upon the exercise of stock options, partially offset by payments under equipment financing obligations of $10,000.

None of the cash used in financing activities for the three months ended March 31, 2011 and 2010 relates to discontinued operations.

Other

As part of certain of our strategic alliances with our research partners, we have received up-front cash payments and licenses to certain product candidates. In connection with these agreements, we were obligated to perform significant research and development activities over multiple years. As of March 31, 2011, we have no remaining obligations to perform research and development activities under these agreements.

In connection with the acquisition of Pharmacopeia on December 23, 2008, Pharmacopeia security holders received a contingent value right that entitles them to an aggregate cash payment of $15.0 million under certain circumstances. At March 31, 2011 and December 31, 2010, our management deemed, based on available information, that the likelihood of payment was not determinable beyond a reasonable doubt and, therefore, no liability has been recorded.

In connection with the acquisition of Neurogen on December 23, 2009, Neurogen security holders received CVRs under four CVR agreements. The CVRs entitle Neurogen shareholders to cash payments upon the sale or licensing of certain assets and upon the achievement of a specified clinical milestone. At March 31, 2011 and December 31, 2010, the aggregate fair values of the Aplindore, VR1 and H3 CVR’s were $0.7 million and $0.7 million, respectively, and included in other long-term liabilities in the accompanying balance sheets as management is unable to estimate the timing of potential future payments.

In connection with the acquisition of Metabasis Therapeutics on January 27, 2010, Metabasis security holders received CVRs under four CVR agreements. The CVRs entitle the holders to cash payments upon the sale or licensing of certain assets and upon the achievement of specified milestones. The fair value of the liability at March 31, 2011 and December 31, 2010 was $1.7 million and $0, respectively.

In connection with the acquisition of CyDex Pharmaceuticals, Inc. on January 24, 2011, we issued as series of Contingent Value Rights. We are obligated to pay $4.3 million in January 2012 and may be required to pay up to an additional $7.25 million upon achievement of certain milestones. In addition, we will pay CyDex shareholders, for each respective year from 2011 through 2016, 20% of all CyDex-related revenue, but only to the extent that and beginning only when CyDex-related revenue for such year exceed $15.0 million; plus an additional 10% of all CyDex-related revenue recognized during such year, but only to the extent that and beginning only when aggregate CyDex-related revenue for such year exceeds $35.0 million.

The CyDex CVR Agreement requires us to, in the event of a Default, deliver to an escrow agent the future cash payments described above, and such amounts would then be delivered by the escrow agent to the CyDex shareholders if, as and when they would have by the CVR Agreement been required to be delivered by the Company. “Default” includes the following, subject to certain cure rights: (a) we fail to pay to the Shareholders’ Account any amount as and when required under the CVR Agreement, (b) at any time we are obligated for more than $35.0 million of financial indebtedness (other than financial indebtedness which is expressly subordinated to all obligations of Ligand under the CVR Agreement pursuant to a written subordination agreement signed by and reasonably acceptable to the Shareholders’ Representative), (c) at any time after March 15, 2011 our cash, cash equivalents and short-term investments is less than $10.0 million, or (d) we commit any material breach of the CVR Agreement.

We are also required by the CyDex CVR Agreement to dedicate at least five experienced full-time employee equivalents per year to the acquired business and to invest at least $1.5 million per year, inclusive of such employee expenses, in the acquired business, through 2015.

Leases

We lease our office and research facilities under operating lease arrangements with varying terms through November 2021. The agreements provide for increases in annual rents based on changes in the Consumer Price Index or fixed percentage increases ranging from 3% to 7%. We also sublease two of our facilities through their respective lease terms of July 2015 and August 2016. The sublease agreements provide for a 3% increase in annual rents.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements at March 31, 2011 and December 31, 2010.

Contractual Obligations

As of March 31, 2011, future minimum payments due under our contractual obligations are as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations (1)	$25,246	$5,913	$9,751	$8,450	$1,132
Consulting agreements	112	112	—	—	—
Co-promote termination liability (2)	—	—	—	—	—

Total contractual obligations	$25,358	$6,025	$9,751	$8,450	$1,132

(1)	We currently sublease two of our facilities through their respective lease terms of July 2015 and August 2016. As of March 31, 2011, we expect to receive aggregate future minimum lease payments totaling $6.5 million (nondiscounted) over the duration of the sublease agreements as follows: less than one year, $1.3 million; one to three years, $2.9 million; three to five years, $2.1 million; and after five years, $0.2 million.
(2)	Our co-promote termination obligation to Organon was assumed by King pursuant to the AVINZA Purchase Agreement. However, as Organon did not consent to the legal assignment of the obligation to King, we remain liable to Organon in the event of King’s default of the obligation. We have excluded payments under the co-promote termination liability from the table as amounts are expected to be reimbursed by King. As of March 31, 2011, the total estimated amount of the obligation is $46.3 million on an undiscounted basis.

As of March 31, 2011, we have net open purchase orders (defined as total open purchase orders less any accruals or invoices charged to or amounts paid against such purchase orders) totaling approximately $2.4 million. We currently do not have any significant capital expenditures planned for the remainder of 2011. In addition, under the terms of our merger with Metabasis, we are committed to spend at least $8.0 million in new research and development funding on the Metabasis programs within 42 months following the closing of the transaction. Through March 31, 2011, we estimate that we have spent approximately $3.9 million of the committed amount.

In September 2010, we ceased use of our facility in Cranbury, New Jersey. As a result, during the quarter ended September 30, 2010, we recorded lease exit costs of $9.7 million for costs related to the difference between the remaining lease obligations of the abandoned operating leases, which run through August 2016, and management’s estimate of potential future sublease income, discounted to present value.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At March 31, 2011, our investment portfolio included fixed-income securities of $10.5 million. These securities are subject to interest rate risk and will decline in value if interest rates increase. However, due to the short duration of our investment portfolio, an immediate 10% change in interest rates is not expected to have a material impact on our financial condition, results of operations or cash flows. Declines in interest rates over time will, however, reduce our interest income, while increases in interest rates over time will increase our interest expense.

We do not have a significant level of transactions denominated in currencies other than U.S. dollars and as a result we have limited foreign currency exchange rate risk. The effect of an immediate 10% change in foreign exchange rates would have no material impact on our financial condition, results of operations or cash flows.

ITEM 4.	CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of the end of the period covered by this report, March 31, 2011, which we refer to as the Evaluation Date. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to us, including our consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

The following is a summary description of some of the many risks we face in our business including any risk factors as to which there may have been a material change from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2010. You should carefully review these risks in evaluating our business, including the businesses of our subsidiaries. You should also consider the other information described in this report.

We have marked with an asterisk (*) those risk factors that reflect substantive changes from the risk factors included in our previously filed Annual Report on Form 10-K for the year ended December 31, 2010.

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

In September 2010, we ceased use of our facility in Cranbury, New Jersey. As a result, during the quarter ended September 30, 2010, we recorded lease exit costs of $9.7 million for costs related to the difference between the remaining lease obligations of the abandoned operating leases, which run through August 2016, and management’s estimate of potential future sublease income, discounted to present value.

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

In March 2011, Pfizer completed its acquisition of King. There can be no assurance of the impact that this acquisition will have on our relationship with Pfizer.

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

Our product development involves a number of uncertainties, and we may never generate sufficient collaborative payments and royalties from the development of products to become profitable.*

We were founded in 1987. We have incurred significant losses since our inception. As of March 31, 2011, our accumulated deficit was $682.5 million.

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

If plaintiffs bring product liability lawsuits against us or our partners, we or our partners may incur substantial liabilities and may be required to limit commercialization of our approved products and product candidates, and we may be subject to other liabilities related to the sale of our prior commercial product lines.*

We and our partners face an inherent risk of product liability as a result of the clinical testing of our product candidates in clinical trials and face an even greater risk for commercialized products. Although we are not currently a party to product liability litigation, if we are sued, we may be held liable if any product or product candidate we develop causes injury or is found otherwise unsuitable during product testing, manufacturing, marketing or sale. Regardless of merit or eventual outcome, liability claims may result in decreased demand for any product candidates or products that we may develop, injury to our reputation, discontinuation of clinical trials, costs to defend litigation, substantial monetary awards to clinical trial participants or patients, loss of revenue and the inability to commercialize any products that we develop. We have product liability insurance that covers our clinical trials up to a $5.0 million annual limit. We intend to expand product liability insurance coverage to include the sale of commercial products if we obtain marketing approval for any products that we may develop. However, this insurance may be prohibitively expensive, or may not fully cover our potential liabilities. Inability to obtain sufficient insurance coverage at an acceptable cost or otherwise to protect against potential product liability claims could prevent or delay the commercialization of our product candidates. If we are sued for any injury caused by our product candidates or any future products, our liability could exceed our total assets.

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

In addition, King assumed our obligation to make payments to Organon based on net sales of AVINZA (the fair value of which was $30.1 million as of March 31, 2011). We remain liable to Organon in the event King defaults on this obligation. Any requirement to pay a material amount to Organon, could adversely affect our business and the price of our securities.

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

While we expect to fund our research and development activities from cash generated from royalties and royalties and milestones from our partners in various past and future collaborations to the extent possible, if we are unable to do so, we may need to complete additional equity or debt financings or seek other external means of financing. These financings could depress our stock price. If additional funds are required to support our operations and we are unable to obtain them on terms favorable to us, we may be required to cease or reduce further development or commercialization of our products, to sell some or all of our technology or assets or to merge with another entity.

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

While no material weaknesses were identified as of March 31, 2011, we cannot assure you that material weaknesses will not be identified in future periods. The existence of one or more material weakness or significant deficiency could result in errors in our consolidated financial statements. Substantial costs and resources may be required to rectify any internal control deficiencies. If we fail to achieve and maintain the adequacy of our internal controls in accordance with applicable standards, we may be unable to conclude on an ongoing basis that we have effective internal controls over financial reporting. If we cannot produce reliable financial reports, our business and financial condition could be harmed, investors could lose confidence in our reported financial information, or the market price of our stock could decline significantly. In addition, our ability to obtain additional financing to operate and expand our business, or obtain additional financing on favorable terms, could be materially and adversely affected, which, in turn, could materially and adversely affect our business, our financial condition and the market value of our securities. Moreover, our reputation with customers, lenders, investors, securities analysts and others may be adversely affected.

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

ITEM 6.	EXHIBITS

The Index to Exhibits on page 47 is incorporated herein by reference as the list of exhibits required as part of this Quarterly Report.

LIGAND PHARMACEUTICALS INCORPORATED

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2011	By:	/s/ John P. Sharp
John P. Sharp
Vice President, Finance and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description

2.1(1)	Agreement and Plan of Merger, by and among the Company, Pharmacopeia, Inc., Margaux Acquisition Corp. and Latour Acquisition, LLC, dated as of September 24, 2008 (Filed as Exhibit 2.1).

2.2(2)	Agreement and Plan of Merger, by and among the Company, Neurogen Corporation and Neon Signal, LLC, dated as of August 23, 2009 (Filed as Exhibit 10.1).

2.3(3)	Amendment to Agreement and Plan of Merger, by and among the Company, Neurogen Corporation, and Neon Signal, LLC, dated September 18, 2009 (Filed as Exhibit 10.1).

2.4(3)	Amendment No. 2 to Agreement and Plan of Merger, by and among the Company, Neurogen Corporation, and Neon Signal, LLC, dated November 2, 2009 (Filed as Exhibit 10.2).

2.5(4)	Amendment No. 3 to Agreement and Plan of Merger, by and among the Company, Neurogen Corporation, and Neon Signal, LLC, dated December 17, 2009 (Filed as Exhibit 10.1).

2.6(5)	Certificate of Merger for acquisition of Neurogen Corporation (Filed as Exhibit 2.1).

2.7(6)	Agreement and Plan of Merger, dated as of October 26, 2009, by and among the Company, Metabasis Therapeutics, Inc., and Moonstone Acquisition, Inc (Filed as Exhibit 10.1).

2.8(7)	Amendment to Agreement and Plan of Merger, by and among the Company, Metabasis Therapeutics, Inc., Moonstone Acquisition, Inc., and David F. Hale as Stockholders’ Representative, dated November 25, 2009 (Filed as Exhibit 10.1).

2.9(8)	Certificate of Merger for acquisition of Metabasis Therapeutics, Inc. dated January 27, 2010 (Filed as Exhibit 2.1).

2.10(9)	Certificate of Merger, dated and filed January 24, 2011 (Filed as Exhibit 2.1).

2.11(9)	Agreement and Plan of Merger, by and among the Company, CyDex Pharmaceuticals, Inc., and Caymus Acquisition, Inc., dated January 14, 2011 (Filed as Exhibit 10.1).

3.1(10)	Amended and Restated Certificate of Incorporation of the Company (Filed as Exhibit 3.1).

3.2(10)	Bylaws of the Company, as amended (Filed as Exhibit 3.3).

3.3(11)	Amended Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Company (Filed as Exhibit 3.3).

3.4(12)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company dated June 14, 2000 (Filed as Exhibit 3.5).

3.5(13)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company dated September 30, 2004 (Filed as Exhibit 3.6).

3.6(14)	Amendment of the Bylaws of the Company dated November 8, 2005 (Filed as Exhibit 3.1).

3.7(15)	Amendment of Bylaws of the Company dated December 4, 2007 (Filed as Exhibit 3.1).

4.1(16)	Specimen stock certificate for shares of Common Stock of the Company.

4.4(17)	2006 Preferred Shares Rights Agreement, by and between the Company and Mellon Investor Services LLC, dated as of October 13, 2006 (Filed as Exhibit 4.1).

10.1(18)	Amendment of “General” Contingent Value Rights Agreement, dated January 26, 2011 (filed as Exhibit 10.1).

Exhibit Number	Description

10.2(9)	Contingent Value Rights Agreement, by and among the Company, CyDex Pharmaceuticals, Inc., and Allen K. Roberson and David Poltack, acting jointly as Shareholders’ Representative, dated January 14, 2011 (Filed as Exhibit 10.2).

10.3(19) †	CAPTISOL Supply Agreement, dated December 20, 2002, between CyDex and Hovione LLC, Hovione FarmaCiencia S.A., Hovione Pharmascience Limited, and Hovione International Limited (Filed as Exhibit 10.100).

10.4(19) †	1st Amendment to CAPTISOL Supply Agreement, dated July 29, 2005, between CyDex and Hovione LLC, Hovione FarmaCiencia S.A., Hovione Pharmascience Limited, and Hovione International Limited (Filed as Exhibit 10.101).

10.5(19)	2nd Amendment to CAPTISOL Supply Agreement dated March 1, 2007, between CyDex and Hovione LLC, Hovione FarmaCiencia S.A., Hovione Pharmascience Limited, and Hovione International Limited (Filed as Exhibit 10.102).

10.6(19) †	3rd Amendment to CAPTISOL Supply Agreement dated January 28, 2008, between CyDex and Hovione LLC, Hovione FarmaCiencia S.A., Hovione Pharmascience Limited, and Hovione International Limited (Filed as Exhibit 10.103).

10.7(19) †	4th Amendment to CAPTISOL Supply Agreement dated September 23, 2009 between CyDex and Hovione LLC, Hovione FarmaCiencia S.A., Hovione Pharmascience Limited, and Hovione International Limited (Filed as Exhibit 10.104).

10.8(19) †	License Agreement, dated September 3, 1993, between CyDex and The University of Kansas (Filed as Exhibit 10.105).

10.9(19) †	First Amendment to License Agreement, dated February 24, 1998, between CyDex and The University of Kansas (Filed as Exhibit 10.106).

10.10(19) †	Second Amendment to License Agreement, dated August 4, 2004, between CyDex and The University of Kansas (Filed as Exhibit 10.107).

10.11(19) †	Exclusive License Agreement, dated June 4, 1996, between Pfizer, Inc. and CyDex (Filed as Exhibit 10.108).

10.12(19) †	Nonexclusive License Agreement, dated June 4, 1996, between Pfizer, Inc. and CyDex (Filed as Exhibit 10.109).

10.13(19) †	Addendum to Nonexclusive License Agreement, dated December 11, 2001, between CyDex and Pfizer, Inc. (Filed as Exhibit 10.110).

10.14(19) †	Acknowledgement Agreement, dated March 3, 2008, between CyDex and The University of Kansas (Filed as Exhibit 10.111).

10.15(19) †	License Agreement, dated January 4, 2006, between CyDex and Prism Pharmaceuticals (Filed as Exhibit 10.112).

10.16(19) †	Amendment to License Agreement, dated May 12, 2006 between CyDex and Prism Pharmaceuticals (Filed as Exhibit 10.113).

10.17(19) †	Supply Agreement, dated March 5, 2007, between CyDex and Prism Pharmaceuticals (Filed as Exhibit 10.114).

10.18(19) †	License and Supply Agreement, dated October 12, 2005 between CyDex and Proteolix, Inc. (Filed as Exhibit 10.115).

10.19(9)	Loan and Security Agreement, by and among the Company, its subsidiaries and Oxford Finance Corporation, dated January 24, 2011 (Filed as Exhibit 10.3).

10.20(20)	First Amendment to Loan and Security Agreement, by and between Ligand Pharmaceuticals Incorporated and Oxford Finance LLC, dated April 29, 2011 (Filed as Exhibit 10.2).

Exhibit Number	Description

10.21(21)	Loan and Security Agreement, by and between Ligand Pharmaceuticals Incorporated and Square 1 Bank, dated March 31, 2011 (Filed as Exhibit 10.1).

10.22(20)	First Amendment to Loan and Security Agreement, by and between Ligand Pharmaceuticals Incorporated and Square 1 Bank, dated April 29, 2011 (Filed as Exhibit 10.1).

10.23†	License Agreement dated March 24, 2011 by and between the Company and Chiva Pharmaceuticals, Inc.

31.1	Certification by Principal Executive Officer, Pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer, Pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted from this quarterly report and submitted separately to the Securities and Exchange Commission

(1)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on September 26, 2008.

(2)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on August 24, 2009.

(3)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on November 6, 2009

(4)	This exhibit was previously filed as part of, and is being incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on December 17, 2009.

(5)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on December 24, 2009.

(6)	This exhibit was previously filed as part of, and is being incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on October 28, 2009.

(7)	This exhibit was previously filed as part of, and is being incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on December 1, 2009.

(8)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on January 28, 2010.

(9)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on January 26, 2011.

(10)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Registration Statement on Form S-4 (No. 333-58823) filed on July 9, 1998.

(11)	This exhibit was previously filed as part of and is hereby incorporated by reference to same numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 1999.

(12)	This exhibit was previously filed as part of, and are hereby incorporated by reference to the numbered exhibit filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

(13)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004.

(14)	This exhibit was previously filed as part of, and is being incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on November 14, 2005.

(15)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on December 6, 2007.

(16)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Registration Statement on Form S-1 (No. 33-47257) filed on April 16, 1992 as amended.

(17)	This exhibit was previously filed as part of, and is being incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on October 17, 2006.

(18)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on January 31, 2011.

(19)	This exhibit was previously filed as part of, and are hereby incorporated by reference to the same numbered exhibit filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

(20)	This exhibit was previously filed as part of, and is being incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on April 29, 2011.

(21)	This exhibit was previously filed as part of, and is being incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on April 4, 2011.