Form 10-Q
period 2011-06-30
LIGAND PHARMACEUTICALS INC
filed 2011-08-08
CIK 886163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One

☒ Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

or

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

As of August 1, 2011, the registrant had 19,673,100 shares of common stock outstanding.

LIGAND PHARMACEUTICALS INCORPORATED

QUARTERLY REPORT

FORM 10-Q

*	No information provided due to inapplicability of item.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

LIGAND PHARMACEUTICALS INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share data)

	June 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$3,441	$3,346
Short-term investments	10,000	19,351
Accounts receivable, net	1,038	993
Inventory	2,594	0
Other current assets	1,868	720
Deferred income taxes	1,169	0
Income tax receivable	0	4,575
Current portion of co-promote termination payments receivable	8,029	8,034

Total current assets	28,139	37,019
Restricted cash and investments	1,341	1,341
Property and equipment, net	679	559
Goodwill and other identifiable intangible assets	75,157	12,951
Long-term portion of co-promote termination payments receivable	21,346	22,851
Other assets	773	838

Total assets	$127,435	$75,559

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$10,628	$8,597
Accrued liabilities	6,814	8,859
Accrued litigation settlement costs	0	1,000
Current portion of liability for contingent value rights	5,955	0
Current portion of deferred gain	851	1,702
Current portion of co-promote termination liability	8,029	8,034
Current portion of lease termination payments	0	5,296
Bank line of credit	10,000	0
Current portion of deferred revenue	38	0

Total current liabilities	42,315	33,488
Long-term portion of note payable	20,114	0
Long-term portion of co-promote termination liability	21,346	22,851
Long-term portion of deferred revenue, net	1,291	2,546
Long-term portion of lease exit obligations	9,861	11,118
Deferred income taxes	3,137	372
Liability for contingent value rights	15,006	700
Other long-term liabilities	694	989

Total liabilities	113,764	72,064

Commitments and contingencies
Common stock subject to conditional redemption; 112,371 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	8,344	8,344

Stockholders’ equity (deficit):
Convertible preferred stock, $0.001 par value; 833,333 shares authorized; none issued	0	0
Common stock, $0.001 par value; 33,333,333 shares authorized; 20,676,547 and 20,620,917 shares issued at June 30, 2011 and December 31, 2010, respectively	21	21
Additional paid-in capital	730,966	729,271
Accumulated other comprehensive income	0	31
Accumulated deficit	(683,380)	(691,947)
Treasury stock, at cost; 1,118,222 and 1,111,999 shares at June 30, 2011 and December 31, 2010, respectively	(42,280)	(42,225)

Total stockholders’ equity (deficit)	5,327	(4,849)

	$127,435	$75,559

See accompanying notes.

LIGAND PHARMACEUTICALS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues:
Royalties	$2,172	$1,601	$4,165	$3,563
Material sales	2,984	0	4,034	0
Collaborative research and development and other revenues	2,307	4,237	3,160	8,233

Total revenues	7,463	5,838	11,359	11,796

Operating costs and expenses:
Cost of sales	1,623	0	2,148	0
Research and development	3,237	6,602	5,223	13,963
General and administrative	3,855	3,290	8,034	6,338
Lease exit and termination costs	(16)	0	(168)	0

Total operating costs and expenses	8,699	9,892	15,237	20,301

Accretion of deferred gain on sale leaseback	426	426	851	851

Loss from operations	(810)	(3,628)	(3,027)	(7,654)

Other income (expense):
Interest income	0	118	30	328
Interest expense	(674)	(13)	(1,093)	(31)
Decrease (increase) in liability for contingent value rights	679	3,690	(1,057)	4,242
Other, net	32	168	82	734

Total other income (expense), net	37	3,963	(2,038)	5,273

Income (loss) before income taxes	(773)	335	(5,065)	(2,381)
Income tax expense (benefit)	141	625	(13,637)	899

Income (loss) from continuing operations	(914)	(290)	8,572	(3,280)

Discontinued operations:
Gain on sale of AVINZA Product Line	0	3	0	13
Gain on sale of Oncology Product Line	0	4	4	233

Discontinued operations	0	7	4	246

Net income (loss):	$(914)	$(283)	$8,576	$(3,034)

Basic and diluted per share amounts:
Income (loss) from continuing operations	$(0.05)	$(0.01)	$0.44	$(0.16)
Discontinued operations	0.00	0.00	0.00	0.01

Net income (loss)	$(0.05)	$(0.01)	$0.44	$(0.15)

Weighted average number of common shares - basic	19,650,260	19,608,685	19,623,249	19,595,784

Weighted average number of common shares - diluted	19,650,260	19,608,685	19,637,983	19,595,784

See accompanying notes.

LIGAND PHARMACEUTICALS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	For the six months ended June 30,
	2011	2010
Operating activities
Net income (loss)	$8,576	$(3,034)
Less: gain from discontinued operations	4	246

Income (loss) from continuing operations	8,572	(3,280)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Accretion of deferred gain on sale leaseback	(851)	(851)
Change in estimated fair value of contingent value rights	1,057	(4,242)
Depreciation and amortization	1,349	1,448
Non-cash lease costs	(135)	(64)
Gain on asset write-offs	1	(64)
Realized gain on investment	6	(564)
Stock-based compensation	1,696	1,457
Deferred income taxes	(13,783)	0
Other	102	27
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable, net	1,157	618
Inventory	(179)	0
Other current assets	4,340	(66)
Other long term assets	570	(413)
Accounts payable and accrued liabilities	(8,183)	(8,032)
Other liabilities	(1,636)	(1,055)
Deferred revenue	(1,217)	(3,275)

Net cash used in operating activities of continuing operations	(7,134)	(18,356)
Net cash provided by operating activities of discontinued operations	0	263

Net cash used in operating activities	(7,134)	(18,093)
Investing activities
Purchases of property and equipment	(5)	(65)
Acquisition of CyDex, net of cash acquired	(32,024)	0
Acquisition of Metabasis, net of cash acquired	0	(2,834)
Acquisition of intellectual property	0	(1,375)
Purchases of short-term investments	(10,000)	(31,861)
Proceeds from sale of short-term investments	19,346	40,667
Proceeds from sale of property and equipment and building	0	205
Other, net	(33)	499

Net cash provide by (used in) investing activities of continuing operations	(22,716)	5,236
Net cash provided by investing activities of discontinued operations	0	0

Net cash provided by (used in) investing activities	(22,716)	5,236
Financing activities
Proceeds from issuance of debt	30,000	0
Share repurchases	(55)	0
Principal payments on equipment financing obligations	0	(52)
Net proceeds from issuance of common stock	0	112

Net cash provided by financing activities	29,945	60

Net increase (decrease) in cash and cash equivalents	95	(12,797)
Cash and cash equivalents at beginning of period	3,346	16,032

Cash and cash equivalents at end of period	$3,441	$3,235

See accompanying notes.

LIGAND PHARMACEUTICALS INCORPORATED

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

Ligand Pharmaceuticals Incorporated, a Delaware corporation (the “Company” or “Ligand”), is a biotechnology company that focuses on drug discovery and development of pharmaceuticals that address critical unmet medical needs or that are more effective and/or safer than existing therapies, more convenient to administer and are cost effective. The Company’s principle market is the United States. The Company sold its Oncology Product Line (“Oncology”) and AVINZA Product Line (“AVINZA”) on October 25, 2006 and February 26, 2007, respectively. The operating results for Oncology and AVINZA have been presented in the accompanying consolidated financial statements as “Discontinued Operations”.

The Company has incurred significant losses since its inception. At June 30, 2011, the Company’s accumulated deficit was $683.4 million and the Company had negative working capital of $14.2 million. Based on management’s plans, including increases in CAPTISOL® sales and royalty revenues, as well as anticipated new license revenue and expense reductions, if necessary, the Company believes its currently available cash, cash equivalents, and short-term investments as well as its current and future royalty, license and milestone revenues will be sufficient to satisfy its anticipated operating and capital requirements, including the $4.3 million payment due to CyDex shareholders in January 2012, through at least the next twelve months. The Company’s future operating and capital requirements will depend on many factors, including, but not limited to: the pace of scientific progress in its research and development programs; the potential success of these programs; the scope and results of preclinical testing and clinical trials; the time and costs involved in obtaining regulatory approvals; the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims; competing technological and market developments; the amount of royalties on sales of the commercial products of its partners; the efforts of its collaborative partners; obligations under its operating lease agreements; and the capital requirements of any companies the Company acquires, including Pharmacopeia, Inc. (“Pharmacopeia”), Neurogen Corporation (“Neurogen”), Metabasis Therapeutics, Inc. (“Metabasis”) and CyDex Pharmaceuticals, Inc. (“CyDex”). Management believes that the actions presently being taken to generate sufficient operating cash flow provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to generate sufficient operating cash flow and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to achieve its operational targets is dependent upon the Company’s ability to further implement its business plan and generate sufficient operating cash flow.

Principles of Consolidation

The condensed consolidated financial statements include the Company’s wholly owned subsidiaries, Seragen, Inc. (“Seragen”), Nexus Equity VI LLC (“Nexus”), Pharmacopeia, Neurogen, Metabasis and CyDex. All significant intercompany accounts and transactions have been eliminated in consolidation.

Basis of Presentation

Our accompanying unaudited consolidated condensed financial statements as of June 30, 2011 and for the three and six months ended June 30, 2011 and 2010 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. Our consolidated condensed balance sheet at December 31, 2010 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations of Ligand Pharmaceuticals Incorporated, and our subsidiaries (the Company) have been included. Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. These financial statements should be read in conjunction with the consolidated financial statements and notes therein included in our annual report on Form 10-K for the year ended December 31, 2010.

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

Income (Loss) Per Share

Basic earnings per share is calculated by dividing net income or loss by the weighted average number of common shares and vested restricted stock units outstanding. Diluted earnings per share is computed by dividing net income or loss by the weighted average number of common shares and vested restricted stock units outstanding and the weighted average number of dilutive common stock equivalents, including stock options and non-vested restricted stock units. Common stock equivalents are only included in the diluted earnings per share calculation when their effect is dilutive. For the three months ended June 30, 2011 and 2010 and the six months ended June 30, 2010, no potential common shares are included in the computation of any diluted per share amounts, including income (loss) per share from discontinued operations and net loss per share, as the Company reported a loss from continuing operations. Potential common shares, the shares that would be issued upon the exercise of outstanding stock options and warrants and the vesting of restricted shares that would be excluded from the computation of diluted loss per share, were 1.6 million and 1.2 million at June 30, 2011 and 2010, respectively.

The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income (loss) from continuing operations	$(914)	$(290)	$8,572	$(10,906)
Discontinued operations	0	7	4	5,922

Net income (loss)	$(914)	$(283)	$8,576	$(4,984)

Shares used to compute basic income (loss) per share	19,650,260	19,608,685	19,623,249	19,595,784
Dilutive potential common shares:
Restricted stock	0	0	14,734	0

Shares used to compute diluted income (loss) per share	19,650,260	19,608,685	19,637,983	19,595,784

Basic and diluted per share amounts:
Income (loss) from continuing operations	$(0.05)	$(0.01)	$0.44	$(0.16)
Discontinued operations	0.00	0.00	0.00	0.01

Net income (loss)	$(0.05)	$(0.01)	$0.44	$(0.15)

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

Income Taxes

The Company recognizes liabilities or assets for the deferred tax consequences of temporary differences between the tax bases of assets or liabilities and their reported amounts in the financial statements. These temporary differences will result in taxable or deductible amounts in future years when the reported amounts of the assets or liabilities are recovered or settled. A valuation allowance is established when management determines that it is more likely than not that all or a portion of a deferred tax asset will not be realized. Management evaluates the realizability of its net deferred tax assets on a quarterly basis and valuation allowances are provided, as necessary. During this evaluation, management reviews its forecasts of income in conjunction with other positive and negative evidence surrounding the realizability of its deferred tax assets to determine if a valuation allowance is required. Adjustments to the valuation allowance will increase or decrease the Company’s income tax provision or benefit. Management also applies the relevant guidance to determine the amount of income tax expense or benefit to be allocated among continuing operations, discontinued operations, and items charged or credited directly to stockholders’ equity. The Company recorded income tax expense of $0.1 million for the three months ended June 30, 2011 and an income tax benefit of $13.6 million for the six months ended June 30, 2011. The Company also recorded income tax expense of $0.6 million and $0.9 million for the three and six months ended June 30, 2010, respectively. The income tax benefit for the six months ended June 30, 2011 relates to the Company’s acquisition of CyDex in January 2011. For financial statement purposes, the Company recorded the acquired Cydex intangible assets of approximately $64 million. For tax purposes, the Company is required to carry over the historic tax basis of the assets and liabilities of Cydex. In accordance with ASC Topic 805, the Company established net deferred tax assets and liabilities of approximately $15 million. As a result of the ability to recognize deferred tax assets for these deferred tax liabilities, the Company released valuation allowances against its deferred tax assets resulting in an income tax benefit of $13.6 million for the six months ended June 30, 2011.

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

Accounting for Stock-Based Compensation

Stock-based compensation expense for awards to employees and non-employee directors is recognized on a straight-line basis over the vesting period until the last tranche vests. Compensation cost for consultant awards is recognized over each separate tranche’s vesting period. The Company recognized compensation expense of $1.2 million and $0.8 million for the three months ended June 30, 2011 and 2010, respectively. The compensation expense related to share-based compensation arrangements is recorded as components of research and development expenses ($0.4 million and $0.5 million) and general and administrative expenses ($0.8 million and $0.3 million) for the three months ended June 30, 2011 and 2010, respectively. The Company recognized compensation expense of $1.7 million and $1.5 million for the six months ended June 30, 2011 and 2010, respectively. The compensation expense related to share-based compensation arrangements is recorded as components of research and development expenses ($0.5 million and $0.9 million) and general and administrative expenses ($1.2 million and $0.6 million) for the six months ended June 30, 2011 and 2010, respectively.

The fair-value for options that were awarded to employees and directors was estimated at the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Risk-free interest rate	2.4%	2.6%	2.5%	2.7%
Dividend yield	0	0	0	0
Expected volatility	68%	72%	69%	73%
Expected term	6.1 years	3.5 years	6.1 years	5.8 years

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

Cash, Cash Equivalents and Short-term Investments

Cash and cash equivalents consist of cash and highly liquid securities with maturities at the date of acquisition of three months or less. The following table summarizes the various investment categories at June 30, 2011 and December 31, 2010 (in thousands):

	Cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
June 30, 2011
Certificates of deposit	$10,000	$0	$0	$10,000
Corporate obligations	0	0	0	0

	10,000			10,000
Certificates of deposit—restricted	1,341	0	0	1,341

	$11,341	$0	$0	$11,341

December 31, 2010
U.S. government securities	$2,031	$9	$(3)	$2,037
Certificates of deposit	5,062	98	0	5,160
Corporate obligations	12,164	104	(114)	12,154

	19,257	211	(117)	19,351
Certificates of deposit—restricted	1,341	0	0	1,341

	$20,598	$211	$(117)	$20,692

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

As of June 30, 2011 and December 31, 2010, cash deposits held at financial institutions in excess of FDIC insured amounts of $250,000 were approximately $12.4 million and $5.1 million, respectively.

Accounts receivable from one customer was 85% and 100% of total accounts receivable at June 30, 2011 and December 31, 2010, respectively.

The Company obtains CAPTISOL® from a sole-source supplier. If this supplier were not able to supply the requested amounts of CAPTISOL, the Company would be unable to continue to derive revenues from the sale of CAPTISOL until it obtained an alternative source, which might take a considerable length of time.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts based on the best estimate of the amount of probable losses in the Company’s existing accounts receivable. Accounts receivable that are outstanding longer than their contractual payment terms, ranging from 30 to 90 days, are considered past due. When determining the allowance for doubtful accounts, several factors are taken into consideration, including historical write-off experience and review of specific customer accounts for collectibility. Account balances are charged off against the allowance after collection efforts have been exhausted and the potential for recovery is considered remote. There was no allowance for doubtful accounts included in the balance sheets at June 30, 2011 and December 31, 2010.

Inventory

Inventory is stated at the lower of cost or market. The Company determines cost using the first-in, first-out method. The Company analyzes its inventory levels periodically and writes down inventory to its net realizable value if it has become obsolete, has a cost basis in excess of its expected net realizable value or is in excess of expected requirements.

Other Current Assets

Other current assets consist of the following (in thousands):

	June 30, 2011	December 31, 2010
Prepaid expenses	$598	$578
Advanced manufacturing payments	493	0
Other receivables	777	142

	$1,868	$720

Property and Equipment

Property and equipment is stated at cost and consists of the following (in thousands):

	June 30, 2011	December 31, 2010
Lab and office equipment	$5,956	$5,676
Computer equipment and software	4,050	3,996
Leasehold improvements	62	55

	10,068	9,727
Less accumulated depreciation and amortization	(9,389)	(9,168)

	$679	$559

Depreciation of equipment is computed using the straight-line method over the estimated useful lives of the assets, which range from three to ten years. Leasehold improvements are amortized using the straight-line method over their estimated useful lives or their related lease term, whichever is shorter.

Goodwill and Other Identifiable Intangible Assets

Goodwill and other identifiable intangible assets consist of the following (in thousands):

	June 30, 2011	December 31, 2010
Acquired in-process research and development	$15,579	$12,379
Complete technology	14,643	0
Trade name	2,537	0
Customer relationships	29,400	0
Goodwill	14,250	700

	$76,409	$13,079
Accumulated amortization	(1,252)	(128)

	$75,157	$12,951

As discussed in Note 2, on January 24, 2011, the Company completed its acquisition of CyDex Pharmaceuticals, Inc. As a result of the transaction, the Company recorded $46.6 million of intangible assets with definite lives. The weighted-average amortization period for the identified intangible assets with definite lives is 20 years. In addition, the Company recorded $3.2 million of acquired In-Process Research and Development (IPR&D) and $13.6 million of goodwill.

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

Impairment of Long-Lived Assets

Management reviews long-lived assets for impairment annually or whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value for the Company’s long-lived assets is determined using the expected cash flows discounted at a rate commensurate with the risk involved. As of June 30, 2011, management does not believe there have been any events or circumstances indicating that the carrying amount of its long-lived assets may not be recoverable.

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	June 30, 2011	December 31, 2010
Compensation	$643	$2,201
Legal	181	330
Lease exit obligations	1,942	2,076
Other	4,048	4,252

	$6,814	$8,859

Other Long-Term Liabilities

Other long-term liabilities consist of the following (in thousands):

	June 30, 2011	December 31, 2010
Deferred rent	$306	$601
Deposits	388	388

	$694	$989

Sale of Royalty Rights

The Company previously sold to third parties the rights to future royalties of certain of its products. As part of the underlying royalty agreements, the partners have the right to offset a portion of any future royalty payments owed to the Company to the extent of previous milestone payments. Accordingly, the Company deferred a portion of the revenue associated with each tranche of royalty right sold, equal to the pro-rata share of the potential royalty offset. Such amounts associated with the offset rights against future royalty payments will be recognized as revenue upon receipt of future royalties from the respective partners. During the quarter ended June 30, 2011, one of the Company’s partners abandoned its product and thereby ceased the right to offset of future royalty payments. As a result, the Company recognized $1.2 million in collaborative research and development and other revenue for the quarter ended June 30, 2011. As of June 30, 2011 and December 31, 2010, the Company had deferred $1.3 million and $2.5 million, respectively, of revenue, which is included in long-term portion of deferred revenue.

Comprehensive Income (loss)

Comprehensive income (loss) represents net income (loss) adjusted for the change during the periods presented in unrealized gains and losses on available-for-sale securities less reclassification adjustments for realized gains or losses included in net income (loss). Comprehensive loss is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income (loss) as reported	$(914)	$(283)	$8,576	$(3,034)
Unrealized net gain (loss) on available-for-sale securities	(5)	(136)	(31)	372

Comprehensive loss	$(919)	$(419)	$8,545	$(2,662)

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

2. Acquisition of CyDex

On January 24, 2011, the Company acquired CyDex Pharmaceuticals, Inc. (“CyDex”), a specialty pharmaceutical company developing products and licensing its CAPTISOL technology. CAPTISOL is currently incorporated in five FDA-approved medications and marketed by three of CyDex’s licensees: Pfizer, Bristol-Myers Squibb and Baxter (formerly Prism Pharmaceuticals). In addition, CyDex is supporting drug development efforts with more than 40 companies worldwide.

Under the terms of the agreement, the Company paid $31.6 million, net of a working capital adjustment of $0.5 million, to the CyDex shareholders and issued a series of Contingent Value Rights. The Company is obligated to pay $4.3 million in January 2012 and may be required to pay up to an additional $7.25 million upon achievement of certain milestones. In addition, the Company will pay CyDex shareholders, for each respective year from 2011 through 2016, 20% of all CyDex-related revenue, but only to the extent that and beginning only when CyDex-related revenue for such year exceeds $15.0 million; plus an additional 10% of all CyDex-related revenue recognized during such year, but only to the extent that and beginning only when aggregate CyDex-related revenue for such year exceeds $35.0 million.

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

At the closing of the acquisition, the Company recorded a $14.9 million contingent liability for amounts potentially due to holders of the CyDex CVRs. The initial fair value of the liability was determined using a discounted cash flow analysis incorporating the estimated future cash flows from potential milestones and revenue sharing. These cash flows were then discounted to present value using a discount rate of 21.6%. The liability will be periodically assessed based on events and circumstances related to the underlying milestones, and the change in fair value will be recorded in the Company’s consolidated statements of operations. The carrying amount of the liability may fluctuate significantly and actual amounts paid under the CVR agreements may be materially different than the carrying amount of the liability. The fair value of the liability at June 30, 2011 was $19.2 million.

The components of the purchase price allocation for CyDex are as follows (in thousands):

Purchase Consideration:
Cash paid to CyDex shareholders	$31,572
Estimated fair value of contingent consideration	14,905
Cash payable to CyDex shareholders	4,300

Total purchase consideration	$50,777

Allocation of Purchase Price:
Accounts receivable	$1,202
Inventory	2,414
In-process research and development	3,200
Intangible assets with definite lives	46,580
Goodwill	13,290
Other assets	6,135
Liabilities assumed	(22,044)

$50,777

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

The valuation of the complete technology, or CyDex’s CAPTISOL technology, was based on a derivative of the discounted cash flow method that estimated the present value of a hypothetical royalty stream derived via the licensing of similar technology. These projected cash flows were then discounted to present value using a discount rate of 20.5%. The valuation of the trademark and trade name was based on the Relief from Royalty method using royalty rates paid in third-party licensing agreements involving similar trade names. These projected cash flows were then discounted to present value using a discount rate of 20.5%. The valuation of the customer relationships was based on a discounted cash flow analysis incorporating the estimated future cash flows from these relationships during their assumed life of 20 years. These cash flows were then discounted to present value using a discount rate of 21.5%.

3. Financial Instruments

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including available-for-sale fixed income and equity securities and other equity securities. The following table provides a summary of the assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2011 (in thousands):

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Fixed income available-for-sale securities	$10,000	$10,000	$0	$0
Liabilities:
Current potion of liability for contingent value rights - CyDex	$5,955	$0	$0	$5,955
Liability for contingent value rights - Metabasis	1,603	$1,603	$0	$0
Liability for contingent value rights – Neurogen	700	0	0	700
Liability for contingent value rights - CyDex	14,905	0	0	14,905

Total liabilities	$23,163	$1,603	$0	$21,560

The following table provides a summary of the assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2010 (in thousands):

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Fixed income available-for-sale securities	$19,351	$19,351	$0	$0

Liabilities:
Liability for contingent value rights - Metabasis	$0	$0	$0	$0
Liability for contingent value rights - Neurogen	700	0	0	700

	$700	$0	$0	$700

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

A summary of the co-promote termination liability as of June 30, 2011 is as follows (in thousands):

Net present value of payments based on estimated future net AVINZA product sales as of December 31, 2010	$30,885
Assumed payments made by King or assignee	(2,165)
Fair value adjustments due to passage of time	655

Total co-promote termination liability as of June 30, 2011	29,375
Less: current portion of co-promote termination liability as of June 30, 2011	(8,029)

Long-term portion of co-promote termination liability as of June 30, 2011	$21,346

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

The Company also leases an office and research facility in San Diego, California under an operating lease arrangement through July 2015. The Company fully vacated this facility in February 2008. The lease agreement provides for increases in annual rents based on changes in the Consumer Price Index or fixed percentage increases ranging from 3% to 7%. Commencing January 2008, the Company sublet this facility through July 2015. The sublease agreement provides for a 3% increase in annual rents. As of June 30, 2011 and December 31, 2010, the lease exit obligation related to this lease was $3.2 million and $3.6 million, respectively.

The Company leases approximately 99,000 square feet in three facilities in Cranbury, New Jersey under leases that expire in 2016. The leases for the New Jersey facilities provide generally for scheduled rent increases, options to extend the leases with certain changes to the terms of the lease agreement, and refurbishment allowances.

Commencing September 2009, the Company sublet 5,100 square feet of space through August 2014. As of June 30, 2011, the Company expects to receive $0.3 million in aggregate future lease payments over the duration of the sublease agreement.

In September 2010, the Company ceased use of its facility located in New Jersey. As a result, during the quarter ended September 30, 2010, the Company recorded lease exit costs of $9.7 million for costs related to the difference between the remaining lease obligations of the abandoned operating leases, which run through August 2016, and management’s estimate of potential future sublease income, discounted to present value. As of June 30, 2011 and December 31, 2010, the lease exit obligation related to this lease was $8.5 million and $9.4 million, respectively.

6. Segment Reporting

Under Accounting Standards Codification No. 280, “Segment Reporting”, or ASC 280, operating segments are defined as components of an enterprise about which separate financial information is available that is regularly evaluated by the entity’s chief operating decision maker, in deciding how to allocate resources and in assessing performance. The Company has evaluated this Codification and has identified two reportable segments: the development and commercialization of drugs using CAPTISOL technology by the recently acquired CyDex Pharmaceuticals, Inc. and the traditional biotech operations including drug discovery and development of Ligand Pharmaceuticals, Inc. We evaluate performance based on the operating profit (loss) of the respective business segments. The segment results may not represent actual results that would be expected if they were independent, stand-alone businesses. Segment information was as follows for the three and six months ended June 30, 2011:

	Ligand	CyDex	Total
For the Three Months Ending June 30, 2011:
Net revenues from external customers	$3,056	$4,407	$7,463
Operating profit (loss)	(1,346)	536	(810)
Depreciation and amortization expense	168	617	785
Income tax expense (benefit)	141	0	141
Assets	91,524	35,911	127,435

For the Six Months Ending June 30, 2011:
Net revenues from external customers	$5,404	$5,955	$11,359
Operating profit (loss)	(3,861)	834	(3,027)
Depreciation and amortization expense	266	1,083	1,349
Income tax expense (benefit)	(13,637)	0	(13,637)
Assets	91,524	35,911	127,435

7. Debt

In January 2011, in connection with the acquisition of CyDex, the Company entered into a $20 million Loan and Security Agreement (the “Oxford Loan”) with Oxford Finance Corporation (“Oxford”). Under the terms of the Oxford Loan agreement, the Company will make interest only payments for one year at a fixed rate of 8.64%, with an option to extend the interest only payments for an additional year, which the Company intends to exercise. Subsequent to the interest only payments, the note will amortize with principal and interest payments due through the remaining term of the loan. The loan term, including interest only payments, is 42 months.

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

In April 2011, the Company entered into an amended Loan and Security Agreement (the “Square 1 Amended Loan”) with Square 1. The Square 1 Amended Loan increased a cash-collateralized revolving line of credit facility by $5.0 million under which Square 1 agreed to loan up to $10.0 million to the Company. The Company immediately borrowed the additional $5.0 million. All outstanding amounts under the Agreement bear interest at a floating rate equal to 200 basis points above the prime rate. Interest is payable on a monthly basis. The maturity date of the revolving line of credit facility is March 29, 2012.

8. Stockholders’ Equity

On November 8, 2010, following approval from the Company’s stockholders at a special meeting of stockholders on September 9, 2010, the Company announced a 1-for-6 reverse stock split of its common stock. Accordingly, all share, warrant, option and per share information for all periods presented has been restated to account for the effect of the reverse stock split.

Stock Option Activity

The following is a summary of the Company’s stock option plan activity and related information:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2010	641,261	$21.36
Granted	633,330	9.96
Exercised	(3,312)	9.98
Forfeited	(18,873)	15.52
Cancelled	(70,859)	31.73

Balance at June 30, 2011	1,181,547	$14.73	8.59	$1,629

Exercisable at June 30, 2011	362,148	$23.87	6.87	$155
Options expected to vest as of June 30, 2011	1,036,721	$15.23	8.51	$1,383

The weighted-average grant-date fair value of all stock options granted during the six months ended June 30, 2011 was $6.31 per share. The total intrinsic value of all options exercised during the six months ended June 30, 2011 was approximately $2,500. There were no options exercised during the six months ended June 30, 2010. As of June 30, 2011, there was $5.1 million of total unrecognized compensation cost related to nonvested stock options. That cost is expected to be recognized over a weighted-average period of 2.5 years.

As of June 30, 2011, 0.7 million shares were available for future option grants or direct issuance under the Company’s 2002 Stock Incentive Plan, as amended.

Restricted Stock Activity

Restricted stock activity for the six months ended June 30, 2011 is as follows:

	Shares	Weighted- Average Grant Date Stock Price
Nonvested at December 31, 2010	62,146	$13.60
Granted	119,126	10.05
Vested	(59,141)	12.51
Forfeited	(3,271)	13.15

Nonvested at June 30, 2011	118,860	$10.60

The weighted-average grant-date fair value of restricted stock granted during the six months ended June 30, 2011 was $10.05 per share. As of June 30, 2011, there was $1.0 million of total unrecognized compensation cost related to nonvested restricted stock. That cost is expected to be recognized over a weighted-average period of 2.0 years.

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

The Amended ESPP allows employees to purchase Ligand common stock at the end of each six month period at a price equal to 85% of the lesser of fair market value on either the start date of the period or the last trading day of the period (the “Lookback Provision”). The 15% discount and the Lookback Provision make the Amended ESPP compensatory. There were 2,404 and 81,844 shares of common stock issued and $18,000 and $0.1 million of proceeds received under the Amended ESPP during the six months ended June 30, 2011 and 2010, respectively. The Company recorded compensation expense of $700 and $44,000 for the six months ended June 30, 2011 and 2010, respectively. As of June 30, 2011, 102,498 shares were available for future purchases under the Amended ESPP.

Warrants

As of June 30, 2011, warrants to purchase 144,606 shares of the Company’s common stock were outstanding with an exercise price of $51.54 per share and an expiration date of April 2012. The warrants were assumed in the acquisition of Pharmacopeia, Inc.

As of June 30, 2011, 163,568 warrants with an exercise price of $179.40 per warrant and an expiration date of April 2013 were outstanding to purchase an aggregate of 129,360 shares of the Company’s common stock. If exercised, these warrants are also entitled to receive $0.1 million in cash and 981,411 of each of the Company’s four contingent value rights issued to Neurogen shareholders in December 2009. The series of warrants was assumed in the acquisition of Neurogen Corporation.

Share Repurchases

On June 15, 2010, the Company announced that its Board of Directors has authorized the Company to repurchase up to $10.0 million of its common stock from time to time in privately negotiated and open market transactions for a period of up to two years, subject to the Company’s evaluation of market conditions, applicable legal requirements and other factors. The Company is not obligated to acquire common stock under this program and the program may be suspended at any time. Through June 30, 2011, the Company repurchased 16,905 shares of its common stock totaling $0.1 million.

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

Overview

We are a biotechnology company that operates with a business model focused on developing or acquiring revenue generating assets and coupling them to a lean corporate cost structure. Our goal is to create a sustainably profitable business and generate meaningful value for our stockholders. Since our business model is based on the goal of partnering with other pharmaceutical companies to commercialize and market our assets, the revenue that supports our business is based largely on payments made to us by partners for royalties, milestones, license fees, and material sales of CAPTISOL. We expect to receive revenue from eight partner-marketed products in 2011 and have a portfolio of over fifty additional programs that are in various stages of development with the potential to become future revenue generating assets. This portfolio of assets is highly diversified across numerous technology types, therapeutic areas, drug targets, and industry partners, offering investors a unique and, we believe, lower risk portfolio opportunity in which to invest in the increasingly complicated and unpredictable pharmaceutical industry. These programs address the unmet medical needs of patients for a broad spectrum of diseases including hepatitis, muscle wasting, Alzheimer’s disease, dyslipidemia, diabetes, anemia, COPD, asthma, rheumatoid arthritis, oncology and osteoporosis. We have established multiple alliances with the world’s leading pharmaceutical companies including GlaxoSmithKline, Merck, Pfizer, Bristol-Myers Squibb, Onyx, Baxter and AstraZeneca.

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

In June 2011, we licensed exclusive worldwide rights to The Medicines Company for our Captisol(R)-enabled intravenous formulation of clopidogrel. Clopidogrel is the active ingredient in PLAVIX(R), the world’s leading anti-platelet medication which is currently only available in an oral formulation. The Captisol-enabled clopidogrel formulation is designed to provide an intravenous option in situations where the administration of oral platelet inhibitors is not feasible or desirable. We received an upfront payment of $1.8 million plus we are eligible to receive up to $22 million in milestones and up to double digit royalties on annual worldwide net sales. In addition, we will also supply clinical and commercial materials of Captisol for this program, and if the intravenous formulation is approved for commercialization, we will be the exclusive supplier of the product. Under the terms of our CyDex contingent value rights agreement, $0.9 million of the upfront payment was paid to CyDex shareholders.

On July 15, 2011, we executed a patent license agreement for the exclusive license, under the Licensed Patents, to make, have made, import, use, sell or offer for sale the compound associated with Fablyn. The licenses and rights granted are free of any ongoing obligations to Pfizer, Inc. Previously, on May 13, 2011, Pfizer Inc. announced in a Form 10-Q filed with the SEC that it is in the process of withdrawing its NDAs with the FDA relating to Fablyn (lasofoxifene tartrate). Fablyn is a selective estrogen receptor modulator product candidate that resulted from a collaboration between Pfizer and us formed to develop therapies for osteoporosis. Pfizer submitted an NDA to the FDA and a marketing authorization application to the European Medicines Agency for Fablyn for the treatment of osteoporosis in December 2007 and January 2008, respectively, and in February 2009, Pfizer received approval from the European Commission for Fablyn tablets.

On July 26, 2011, we announced that GlaxoSmithKline (NYSE: GSK) has announced that it received positive data from ENABLE-1, the first of two Phase III studies examining Promacta (eltrombopag) in patients with hepatitis C-related thrombocytopenia, and that full data will be released at an upcoming scientific conference.

Metabasis Contingent Value Rights

In January 2010, we completed our acquisition of Metabasis. In addition to cash consideration, we issued four tradable Contingent Value Rights (“CVRs”), one CVR from each of four respective series of CVRs, for each Metabasis share. The CVRs will entitle the holder to cash payments as frequently as every six months as cash is received by us from the sale or partnering of any of the Metabasis drug development programs, among other triggering events. We have also committed to spend at least $8 million in new research and development funding on the Metabasis programs within 42 months following the closing of the transaction. Through June 30, 2011, we estimate that we have spent approximately $4.2 million of the committed amount.

In January 2011, we entered into a strategic relationship with Chiva Pharmaceuticals, Inc. to develop multiple assets and technology in China and potentially worldwide. Chiva was granted licenses to begin immediate development in China of two clinical-stage HepDirect programs, Pradefovir for hepatitis B and MB01733 for hepatocellular carcinoma. Additionally, we granted Chiva a non-exclusive HepDirect technology license for the discovery, development and worldwide commercialization of new compounds in hepatitis B (HepB), hepatitis C (HepC) and hepatocellular carcinoma (HCC). Under the terms of the agreement, we are entitled to milestones and royalties on potential sales. In addition, we will also receive a portion of any sublicensing revenue generated from sublicensing of collaboration compounds to third parties in a major world market. We received a $0.5 million license payment in March 2011, of which $0.1 million was remitted to CVR holders, and we are entitled to receive an additional $0.5 million license payment in December 2011.

Results of Operations

Six Months Ended June 30, 2011 and 2010

Total revenues for the three and six months ended June 30, 2011 were $7.5 million and $11.4 million compared to $5.8 million and $11.8 million for the same period in 2010. We reported a loss from continuing operations of $0.9 million for the three months ending June 30, 2011 and income from continuing operations of $8.6 million for the six months ended June 30, 2011, compared to losses from continuing operations of $0.3 million and $3.3 million for the three and six months ended June 30, 2010.

Royalty Revenue

Royalty revenues were $2.2 million and $4.2 million for the three and six months ended June 30, 2011, compared to $1.6 million and $3.6 million for the same period in 2010. The increase in royalty revenue is primarily due to an increase in PROMACTA royalties and royalties on CyDex licensed products offset by a decrease in AVINZA royalties.

Material Sales

We recorded material sales of $3.0 million and $4.0 million for the three and six months ended June 30, 2011 as a result of our acquisition of CyDex in January 2011.

Collaborative Research and Development and Other Revenues

We recorded collaborative research and development and other revenues of $2.3 million and $3.2 million for the three and six months ended June 30, 2011, compared to $4.2 million and $8.2 million for the same 2010 periods. The decrease of $1.9 million and $5.0 million, respectively for the three and six months ended June 30, 2011, compared to the same period in 2010, is primarily due to the termination of our remaining research obligations under collaboration agreements, partially offset by the recognition of $1.2 million of deferred revenue related to the previous sale of royalty rights.

Research and Development Expenses

The major components of research and development expenses are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Internal research programs	$2,336	$2,985	$4,155	$6,017
Collaborative research	0	2,782	0	6,464
Development	901	835	1,068	1,482

Total research and development	$3,237	$6,602	$5,223	$13,963

Research and development expenses were $3.2 million and $5.2 million for the three and six months ended June 30, 2011, respectively, compared to $6.6 million and $14.0 million for the same 2010 periods. The decrease of $3.4 million for the three months ended June 30, 2011, compared to the same period in 2010, is primarily due to $2.8 million of costs associated with collaboration agreements that were terminated, $0.8 million of reduced costs as a result of staff reductions at the end of 2010 and $1.1 million of reduced costs associated with internal programs. Partially offsetting, are costs associated with CyDex operations of $1.2 million. The decrease of $8.8 million for the six months ended June 30, 2011, compared to the same period in 2010, is primarily due to $6.5 million of costs associated with collaboration agreements that were terminated, $1.7 million of reduced costs as a result of staff reductions at the end of 2010, and $2.1 million related to reduced costs associated with internal programs. Partially offsetting, were costs associated with CyDex operations of $2.0 million.

As summarized in the table below, we are developing several proprietary products for a variety of indications. These programs represent our future licensing opportunities to expand our partnered asset portfolio.

Program	Disease/Indication	Development Phase
Selective Androgen Receptor Modulators (SARMs) (agonists)	Muscle wasting and frailty	Phase I

CAPTISOL-Enabled Melphalan I	Oncology	Phase II

CAPTISOL-Enabled Topiramate IV	Epilepsy/Seizures	Preclinical

Glucagon receptor antagonists	Diabetes	Preclinical

IRAK4 inhibitor	Inflammation/Oncology	Research

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

General and Administrative Expenses

General and administrative expenses were $3.9 million and $8.0 million for the three and six months ended June 30, 2011, respectively, compared to $3.3 million and $6.3 million for the same period in 2010. The increase of $0.6 million for the three months ended June 30, 2011, compared to the same period in 2010, is primarily due to transactions costs associated with the acquisition of CyDex as well as the additional costs to operate the CyDex business. The increase of $1.7 million for the six months ended June 30, 2011, compared to the same period in 2010, is primarily due to transactions costs associated with the acquisition of CyDex as well as the additional costs to operate the CyDex business.

Lease Exit and Termination Costs

In September 2010, we ceased use of our facility located in Cranbury, New Jersey. As a result, during the quarter ended September 30, 2010, we recorded lease exit costs of $9.7 million for costs related to the difference between the remaining lease obligations of the abandoned operating leases, which run through August 2016, and management’s estimate of potential future sublease income, discounted to present value. Actual future sublease income may differ materially from our estimate, which would result in us recording additional expense or reductions in expense. In addition, we wrote-off approximately $5.4 million of property and equipment related to the facility closure and recorded approximately $0.8 million of severance related costs. During the three and six ended June 30, 2011, we sold certain property and equipment for $16,000 and $0.2 million, respectively, from our former facility, which was recorded as a reduction of lease termination and exit costs.

Accretion of Deferred Gain on Sale Leaseback

On November 9, 2006, we sold real property located in San Diego, California for a sale price of $47.6 million. This property included our corporate headquarter building totaling approximately 82,500 square feet, the land on which the building was situated, and two adjacent vacant lots. As part of the sale transaction, we agreed to leaseback the building for a period of 15 years. We recognized an immediate pre-tax gain on the sale transaction of $3.1 million and deferred a gain of $29.5 million on the sale of the building. The deferred gain was being recognized on a straight-line basis over the 15 year term of the lease at a rate of approximately $2.0 million per year. In August 2009, we entered into a lease termination agreement for this building. As a result, we recognized $20.4 million of accretion of deferred gain during the quarter ended September 30, 2009, and will recognize the remaining balance of the deferred gain through the term of our new building lease, which expires in December 2011. The amount of the deferred gain recognized for the three and six months ended June 30, 2011 was $0.4 million and $0.9 million, compared to $0.4 million and $0.9 million for the same period in 2010.

Interest Income, net

Interest income was $0 and $30,000 for the three and six months ended June 30, 2011, respectively, compared to $0.1 million and $0.3 million for the same period in 2010. The decrease in interest income in 2011 was due to lower cash and investment balances.

Interest Expense

Interest expense was $0.7 million and $1.1 million, for the three and six months ended June 30, 2011, respectively, compared to $13,000 and $31,000 for the same period in 2010. The increase in interest expense of $0.7 million and $1.1 million, respectively was due to the $20 million loan obtained to acquired CyDex in January 2011 and $10 million drawn on the line of credit in March and April 2011.

Liability for Contingent Value Rights

We recorded a decrease in liability for CVRs of $0.7 million and an increase $1.0 million for the three and six months ended June 30, 2011, respectively, compared to a decrease in liability for CVRs of $3.7 million and $4.2 million for the three and six months ended June 30, 2010, respectively. The change relates to our liability for amounts potentially due to holders of CVRs associated with our Metabasis and CyDex acquisitions. The Metabasis CVR liability is marked-to-market at each reporting period based upon the quoted market prices of the underlying CVR. The CyDex CVR liability is marked-to-market at each reporting period based upon a discounted cash flow analysis. The change in fair value is recorded in our consolidated statements of operations. The carrying amount of the liability may fluctuate significantly based upon quoted market prices and actual amounts paid under the CVR agreements may be materially different than the carrying amount of the liability.

Income Taxes

We recorded income tax expense of $0.1 million for the three months ended June 30, 2011 and an income tax benefit of $13.6 million for the six months ended June 30, 2011. We recorded income tax expense of $0.6 million and $0.9 million for the three and six months ended June 30, 2010, respectively. The income tax benefit for the six months ended June 30, 2011 relates to the release of a portion of our valuation allowance against deferred tax assets which can be used to offset deferred tax liabilities recorded in connection with our acquisition of CyDex in January 2011. The income tax expense for the three and six months ended June 30, 2010 related to estimated interest on a proposed underpayment of tax as a result of an audit of our 2007 fiscal year. In January 2011, we were notified by the IRS that they had completed their examination resulting in no changes to the taxes for our 2007 tax year.

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

During the three and six months ended June 30, 2011, we recognized $0 and $4,000, respectively, of pre-tax gains due to subsequent changes in certain estimates and liabilities recorded as of the sale date. During the three and six months ended June 30, 2010, we recognized a $4,000 and a $0.2 million pre-tax gain, respectively, due to subsequent changes in certain estimates and liabilities recorded as of the sale date.

AVINZA Product Line

On September 6, 2006, we entered into a purchase agreement with King, or the AVINZA Purchase Agreement, pursuant to which King agreed to acquire all of our rights in and to AVINZA in the United States, its territories and Canada, including, among other things, all AVINZA inventory, records and related intellectual property, and assume certain liabilities as set forth in the AVINZA Purchase Agreement, which we collectively refer to as the Transaction.

Pursuant to the terms of the AVINZA Purchase Agreement, we retained the liability for returns of product from wholesalers that had been sold by us prior to the close of the Transaction. Accordingly, as part of the accounting for the gain on the sale of AVINZA, we recorded a reserve for AVINZA product returns.

During the three and six months ended June 30, 2010, we recognized a $3,000 and a $13,000 pre-tax gain, respectively, due to subsequent changes in certain estimates and liabilities recorded as of the sale date. We recognized no pre-tax gain during the three and six months ended June 30, 2011.

Income Taxes

We recorded no provision for income taxes related to discontinued operations for the three and six months ended June 30, 2011 and 2010 as we did not realize any taxable income from either discontinued or continuing operations.

Liquidity and Capital Resources

We have financed our operations through offerings of our equity securities, borrowings from long-term debt, issuance of convertible notes, product sales and the subsequent sales of our commercial assets, royalties, collaborative research and development and other revenues, capital and operating lease transactions.

We had a working capital deficit of $14.2 million at June 30, 2011 compared to working capital of $3.5 million at December 31, 2010. Available cash, cash equivalents and short-term investments totaled $13.4 million as of June 30, 2011 compared to $22.7 million as of December 31, 2010. We primarily invest our cash in certificates of deposit and United States government and investment grade corporate debt securities.

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

In January 2011, we used $12.0 million of our existing cash, cash equivalents and short-term investments for the acquisition of CyDex. In connection with the acquisition, we entered into a $20 million Loan and Security Agreement, or the Loan Agreement, with a lender. Under the terms of the Loan Agreement, we will make interest only payments for one year at a fixed rate of 8.64%, with an option to extend the interest only payments for an additional year, which we intend to exercise. Subsequent to the interest only payments, the note will amortize with principal and interest payments due through the remaining term of the loan. The loan term, including interest only payments, is 42 months.

Additionally, in March 2011, we entered into a Loan and Security Agreement, or the Commercial Loan, with our commercial bank, Square 1 Bank, or Square 1. The Commercial Loan established a cash-collateralized revolving line of credit facility under which Square 1 agreed to loan up to $5.0 million to us. We immediately borrowed the full $5.0 million.

In April 2011, the Company entered into an amended Loan and Security Agreement (the “Square 1 Amended Loan”) with Square 1. The Square 1 Amended Loan increased a cash-collateralized revolving line of credit facility by $5.0 million under which Square 1 agreed to loan up to $10.0 million to the Company. The Company immediately borrowed the additional $5.0 million. All outstanding amounts under the Agreement bear interest at a floating rate equal to 200 basis points above the prime rate. Interest is payable on a monthly basis. The maturity date of the revolving line of credit facility is March 29, 2012.

In connection with the acquisition of CyDex Pharmaceuticals, Inc. on January 24, 2011, we issued a series of Contingent Value Rights. We are obligated to pay $4.3 million in January 2012 and may be required to pay up to an additional $6.4 million upon achievement of certain milestones. In June 2011, $0.9 million was paid to the CyDex Shareholders upon completion of a licensing agreement with The Medicines Company for the Captisol enabled Intravenous formulation of Clopidogrel. In addition, we will pay CyDex shareholders, for each respective year from 2011 through 2016, 20% of all CyDex-related revenue, but only to the extent that and beginning only when CyDex-related revenue for such year exceed $15.0 million; plus an additional 10% of all CyDex-related revenue recognized during such year, but only to the extent that and beginning only when aggregate CyDex-related revenue for such year exceeds $35.0 million.

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

We are also required by the CyDex CVR Agreement to dedicate at least five experienced full-time employee equivalents per year to the acquired business and to invest at least $1.5 million per year, inclusive of such employee expenses, in the acquired business, through 2015. Through June 30, 2011, we estimate that we have exceeded our committed amount.

Based on management’s plans, including increases in CAPTISOL® sales and royalty revenues, as well as anticipated new license revenue and expense reductions, if necessary, we believe our currently available cash, cash equivalents, and short-term investments as well as our current and future royalty, license and milestone revenues will be sufficient to satisfy our anticipated operating and capital requirements, including the $4.3 million payment due to CyDex shareholders in January 2012, through at least the next twelve months. Our future operating and capital requirements will depend on many factors, including, but not limited to: the pace of scientific progress in our research and development programs; the magnitude of these programs; the scope and results of preclinical testing and clinical trials; the time and costs involved in obtaining regulatory approvals; the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims; competing technological and market developments; the amount of royalties on sales of our partners’ commercial products; the efforts of our collaborative partners; obligations under our operating lease agreements and lease termination agreement; and the capital requirements of any companies we may acquire, including Neurogen, Metabasis and Cydex. We believe that the actions presently being taken to generate sufficient operating cash flow provide the opportunity for us to continue as a going concern. While we believe in the viability of our strategy to generate sufficient operating cash flow and in our ability to raise additional funds, there can be no assurances to that effect. Our ability to achieve our operational targets is dependent upon our ability to further implement our business plan and generate sufficient operating cash flow.

Operating Activities

Operating activities used cash of $7.1 million for the six months ended June 30, 2011, compared to $18.4 million of cash used in operating activities for the same period in 2010.

The cash generated for the six months ended June 30, 2011 reflects net income of $8.5 million, adjusted by $4,000 of gain from discontinued operations and $10.6 million of non-cash items to reconcile the net income to net cash used in operations. These reconciling items primarily reflect the change in deferred income taxes of $13.8 million, accretion of deferred gain on the sale leaseback of the building of $0.9 million and non-cash lease costs of $0.1 million partially offset by the change in estimated fair value of contingent value rights of $1.1 million, depreciation and amortization of $1.3 million and stock-based compensation of $1.7 million. The cash generated during the six months ended June 30, 2011 is further impacted by changes in operating assets and liabilities due primarily to a decrease in other liabilities of $1.6 million, an increase in inventory of $0.2 million, a decrease in deferred revenue of $1.2 million and a decrease in accounts payable and accrued liabilities of $8.2 million, partially offset by increases in other current assets of $4.3 million, accounts receivable of $1.2 million and other long term assets of $0.6 million. None of the cash used in operating activities for the six months ended June 30, 2011 related to discontinued operations.

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

Investing Activities

Investing activities used cash of $22.7 million for the six months ended June 30, 2011, compared to $5.2 million of cash provided by investing activities for the same 2010 period.

Cash used by investing activities during the six months ended June 30, 2011 primarily reflects $32.0 million of cash paid for the acquisition of CyDex and $10.0 million for purchases of short-term investments, partially offset by $19.3 million of proceeds from the sale of short-term investments. None of the cash provided by investing activities for the six months ended June 30, 2011 related to discontinued operations.

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

Financing Activities

Financing activities provided cash of $30.0 million for the six months ended June 30, 2011, compared to $0.1 million for the same 2010 period.

Cash provided by financing activities for the six months ended June 30, 2011 primarily reflects $30.0 million of proceeds from the issuance of debt, partially offset by share repurchases of $0.1 million.

Cash provided by financing activities for the six months ended June 30, 2010 primarily reflects $0.1 million of proceeds from the issuance of common stock upon the exercise of stock options, partially offset by payments under equipment financing obligations of $0.1 million.

None of the cash used in financing activities for the six months ended June 30, 2011 and 2010 relates to discontinued operations.

Other

As part of certain of our strategic alliances with our research partners, we have received up-front cash payments and licenses to certain product candidates. In connection with these agreements, we were obligated to perform significant research and development activities over multiple years. As of June 30, 2011, we have no remaining obligations to perform research and development activities under these agreements.

In connection with the acquisition of Pharmacopeia on December 23, 2008, Pharmacopeia security holders received a contingent value right that entitles them to an aggregate cash payment of $15.0 million under certain circumstances. At June 30, 2011 and December 31, 2010, our management deemed, based on available information, that the likelihood of payment was not determinable beyond a reasonable doubt and, therefore, no liability has been recorded.

In connection with the acquisition of Neurogen on December 23, 2009, Neurogen security holders received CVRs under four CVR agreements. The CVRs entitle Neurogen shareholders to cash payments upon the sale or licensing of certain assets and upon the achievement of a specified clinical milestone. At June 30, 2011 and December 31, 2010, the aggregate fair values of the Aplindore, VR1 and H3 CVR’s were $0.7 million, and included in other long-term liabilities in the accompanying balance sheets as management is unable to estimate the timing of potential future payments.

In connection with the acquisition of Metabasis Therapeutics on January 27, 2010, Metabasis security holders received CVRs under four CVR agreements. The CVRs entitle the holders to cash payments upon the sale or licensing of certain assets and upon the achievement of specified milestones. The fair value of the liability at June 30, 2011 and December 31, 2010 was $1.6 million and $0, respectively.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements at June 30, 2011 and December 31, 2010.

Contractual Obligations

As of June 30, 2011, future minimum payments due under our contractual obligations are as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations (1)	$23,692	$5,560	$9,783	$7,896	$453
Consulting agreements	167	167	0	0	0

Total contractual obligations	$23,858	$5,727	$9,783	$7,896	$453

(1)	We currently sublease two of our facilities through their respective lease terms of July 2015 and August 2016. As of June 30, 2011, we expect to receive aggregate future minimum lease payments totaling $6.4 million (nondiscounted) over the duration of the sublease agreements as follows: less than one year, $1.4 million; one to three years, $2.9 million; three to five years, $1.9 million; and after five years, $0.2 million.

As of June 30, 2011, we have net open purchase orders (defined as total open purchase orders less any accruals or invoices charged to or amounts paid against such purchase orders) totaling approximately $6.1 million. We currently do not have any significant capital expenditures planned for the remainder of 2011. In addition, under the terms of our merger with Metabasis, we are committed to spend at least $8.0 million in new research and development funding on the Metabasis programs within 42 months following the closing of the transaction. Through June 30, 2011, we estimate that we have spent approximately $4.2 million of the committed amount. We are also required under our CyDex CVR Agreement to invest at least $1.5 million per year, inclusive of employee expenses, in the acquired business, through 2015. Through June 30, 2011, we estimate that we have exceeded our committed amount.

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

At June 30, 2011, our investment portfolio included fixed-income securities of $10 million. These securities are subject to interest rate risk and will decline in value if interest rates increase. However, due to the short duration of our investment portfolio, an immediate 10% change in interest rates is not expected to have a material impact on our financial condition, results of operations or cash flows. Declines in interest rates over time will, however, reduce our interest income, while increases in interest rates over time will increase our interest expense.

We do not have a significant level of transactions denominated in currencies other than U.S. dollars and as a result we have limited foreign currency exchange rate risk. The effect of an immediate 10% change in foreign exchange rates would have no material impact on our financial condition, results of operations or cash flows.

ITEM 4.	CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of the end of the period covered by this report, June 30, 2011, which we refer to as the Evaluation Date. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to us, including our consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

King, King Pharmaceuticals Research and Development, Inc., Elan Corporation, plc and Elan Pharma International Ltd. jointly filed suit in federal district court in New Jersey on October 18, 2007 against Actavis, Inc. and Actavis Elizabeth LLC for patent infringement under U.S Patent No. 6,066,339. On July 13, 2011 the lawsuit was dismissed.

On July 21, 2009, King, King Pharmaceuticals Research and Development, Inc., Elan Corporation, plc and Elan Pharma International Ltd. jointly filed suit in federal district court in New Jersey against Sandoz Inc., or Sandoz, for patent infringement under U.S patent 6,066,339. By order dated May 12, 2011, all proceedings have been stayed for a period of six months, ending on November 2, 2011.

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

Our strategy for developing and commercializing many of our potential products, including products aimed at larger markets, includes entering into collaborations with corporate partners and others. These collaborations have provided us with funding and research and development resources for potential products for the treatment of a variety of diseases. However, the funding provided to us by our existing collaborative partners for ongoing research and development under our existing collaborative agreements has ceased. These agreements also give our collaborative partners significant discretion when deciding whether or not to pursue any development program. Our existing collaborations may not continue or be successful, and we may be unable to enter into future collaborative arrangements to develop and commercialize our product candidates.

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

Our operations have consumed substantial amounts of cash since inception. As of June 30, 2011, we had a negative working capital of $14.2 million. Clinical and preclinical development of drug candidates is a long, expensive and uncertain process. Also, we may acquire companies, businesses or products and the consummation of such acquisitions may consume additional cash. For example, as part of the consideration for our recent acquisition of CyDex, we distributed approximately $12.0 million of our cash to CyDex stockholders. The Contingent Value Rights Agreement (“CVR Agreement”) that was part of the CyDex acquisition obligates us to pay $4.3 million in January 2012 to the CyDex stockholders. In addition, in the event of a Default (as defined in the CVR Agreement), we would be obligated to deliver to an escrow agent the future cash payments called for under the CVR Agreement. There can be no assurances that in the event of a Default that we would be able to deliver the lump sum payment to the escrow agent.

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

Additionally, in March 2011, we borrowed $5.0 million from Square 1 Bank and April 2011 we borrowed an additional $5.0 million from Square 1. All outstanding amounts under the loan bear interest at a floating rate equal to 200 basis points above the prime rate and may become immediately due and payable if we fail to maintain a cash balance at Square 1 of at least $5.0 million. The maturity date of the revolving line of credit facility is March 29, 2012.

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

Our collaborative partners may change their strategy or the focus of their development and commercialization efforts with respect to our alliance products, the success of our alliance products could be adversely affected.

If our collaborative partners terminate their collaborations with us or do not commit sufficient resources to the development, manufacture, marketing or distribution of our alliance products, we could be required to devote additional resources to our alliance products, seek new collaborative partners or abandon such alliance products, all of which could have an adverse effect on our business.

In March 2011, Pfizer completed its acquisition of King, which had purchased the AVINZA product line from us. There can be no assurance of the impact that this acquisition will have on our relationship with Pfizer.

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

On May 13, 2011, Pfizer Inc. announced in a Form 10-Q filed with the SEC that it is in the process of withdrawing its NDAs with the FDA relating to Fablyn (lasofoxifene tartrate). As previously disclosed, Fablyn is a selective estrogen receptor modulator product candidate that resulted from a collaboration between Pfizer and us formed to develop therapies for osteoporosis. Pfizer submitted an NDA to the FDA and a marketing authorization application to the European Medicines Agency for Fablyn for the treatment of osteoporosis in December 2007 and January 2008, respectively, and in February 2009, Pfizer received approval from the European Commission for Fablyn tablets. On July 15, 2011, we executed a patent license agreement for the exclusive license, under the Licensed Patents, to make, have made, import, use, sell or offer for sale the compound associated with Fablyn. The licenses and rights granted are free of any ongoing obligations to Pfizer, Inc.

We are currently dependent upon outlicensing business and we may not be successful in entering into additional out-license agreements on favorable terms, which may adversely affect our liquidity or require us to alter development plans on our products.

We have entered into several out-licensing agreements for the development and commercialization of our products. We currently depend on our arrangements with our outlicensees to sell products using our CAPTISOL technology. These agreements generally provide that outlicensees may terminate the agreements at will. If our outlicensees discontinue sales of products using our CAPTISOL technology, fail to obtain regulatory approval for their products using our CAPTISOL technology, fail to satisfy their obligations under their agreements with us, or otherwise choose to utilize a generic form of CAPTISOL should it become available, or if we are unable to establish new licensing and marketing relationships, our financial results and growth prospects would be materially affected. Further, under most of our CAPTISOL outlicenses, the amount of royalties we receive will be reduced or will cease when the relevant patent expires. While we have other more recent patents relating to CAPTISOL with later expiration dates (for example, our high purity patent, U.S. Patent No. 7,635,773 is not expected to expire until 2029 and our morphology patent, U.S. Patent No. 7,629,331 is not expected to expire until 2025), the initially filed patents relating to CAPTISOL expire in 2010 in the U.S. and are expected to expire between 2011 and 2016 outside the U.S. If our other intellectual property rights are not sufficient to prevent a generic form of CAPTISOL from coming to market and if in such case our outlicensees choose to terminate their agreements with us, the source of the vast majority of our CAPTISOL revenue may cease to exist.

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

The initially filed patents relating to CAPTISOL expired in 2010 in the U.S. and are expected to expire between 2011 and 2013 outside the U.S. We have also obtained patent protection in the U.S. through 2025 on Agglomerated form and through 2029 on High Purity form of CAPTISOL. We have obtained patent protection on a number of combinations of APIs and CAPTISOL through three combination patents in the U.S., and we have applied for six additional combination patents in the U.S. relating to the combination of CAPTISOL with specific APIs. Our U.S. combination patent relating to Fosphenytoin expires June 12, 2018 and our U.S. combination patent relating to Amiodarone expires May 4, 2022. Our U.S. combination patent relating to one of our early-stage product candidates expires March 19, 2022. There is no guarantee that these patents will be sufficient to prevent competitors from creating a generic form of CAPTISOL after 2010 and competing against us, or from developing combination patents for products that will prevent us from developing products using those APIs. In addition, most of the agreements in our CAPTISOL outlicensing business, including our agreements with Pfizer relating to Geodon IM, Vfend IV and Cerenia, provide that once the relevant patent expires, the amount of royalties we receive will be reduced or eliminated.

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

Our product development involves a number of uncertainties, and we may never generate sufficient collaborative payments and royalties from the development of products to become profitable.*

We were founded in 1987. We have incurred significant losses since our inception. As of June 30, 2011, our accumulated deficit was $683.4 million.

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

In addition, King assumed our obligation to make payments to Organon based on net sales of AVINZA (the fair value of which was $29.4 million as of June 30, 2011). We remain liable to Organon in the event King defaults on this obligation. Any requirement to pay a material amount to Organon, could adversely affect our business and the price of our securities.

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

We may require additional funds to run our business and may be required to raise these funds on terms which are not favorable to us or which reduce our stock price.

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

While no material weaknesses were identified as of June 30, 2011, we cannot assure you that material weaknesses will not be identified in future periods. The existence of one or more material weakness or significant deficiency could result in errors in our consolidated financial statements. Substantial costs and resources may be required to rectify any internal control deficiencies. If we fail to achieve and maintain the adequacy of our internal controls in accordance with applicable standards, we may be unable to conclude on an ongoing basis that we have effective internal controls over financial reporting. If we cannot produce reliable financial reports, our business and financial condition could be harmed, investors could lose confidence in our reported financial information, or the market price of our stock could decline significantly. In addition, our ability to obtain additional financing to operate and expand our business, or obtain additional financing on favorable terms, could be materially and adversely affected, which, in turn, could materially and adversely affect our business, our financial condition and the market value of our securities. Moreover, our reputation with customers, lenders, investors, securities analysts and others may be adversely affected.

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

Date: August 8, 2011	By:	/s/ John P. Sharp
John P. Sharp
Vice President, Finance and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description

2.1(1)	Agreement and Plan of Merger, by and among the Company, Pharmacopeia, Inc., Margaux Acquisition Corp. and Latour Acquisition, LLC, dated as of September 24, 2008 (Filed as Exhibit 2.1).

2.2(2)	Agreement and Plan of Merger, by and among the Company, Neurogen Corporation and Neon Signal, LLC, dated as of August 23, 2009 (Filed as Exhibit 10.1).

2.3(3)	Amendment to Agreement and Plan of Merger, by and among the Company, Neurogen Corporation, and Neon Signal, LLC, dated September 18, 2009 (Filed as Exhibit 10.1).

2.4(3)	Amendment No. 2 to Agreement and Plan of Merger, by and among the Company, Neurogen Corporation, and Neon Signal, LLC, dated November 2, 2009 (Filed as Exhibit 10.2).

2.5(4)	Amendment No. 3 to Agreement and Plan of Merger, by and among the Company, Neurogen Corporation, and Neon Signal, LLC, dated December 17, 2009 (Filed as Exhibit 10.1).

2.6(5)	Certificate of Merger for acquisition of Neurogen Corporation (Filed as Exhibit 2.1).

2.7(6)	Agreement and Plan of Merger, dated as of October 26, 2009, by and among the Company, Metabasis Therapeutics, Inc., and Moonstone Acquisition, Inc (Filed as Exhibit 10.1).

2.8(7)	Amendment to Agreement and Plan of Merger, by and among the Company, Metabasis Therapeutics, Inc., Moonstone Acquisition, Inc., and David F. Hale as Stockholders’ Representative, dated November 25, 2009 (Filed as Exhibit 10.1).

2.9(8)	Certificate of Merger for acquisition of Metabasis Therapeutics, Inc. dated January 27, 2010 (Filed as Exhibit 2.1).

2.10(9)	Certificate of Merger, dated and filed January 24, 2011 (Filed as Exhibit 2.1).

2.11(9)	Agreement and Plan of Merger, by and among the Company, CyDex Pharmaceuticals, Inc., and Caymus Acquisition, Inc., dated January 14, 2011 (Filed as Exhibit 10.1).

3.1(10)	Amended and Restated Certificate of Incorporation of the Company (Filed as Exhibit 3.1).

3.2(10)	Bylaws of the Company, as amended (Filed as Exhibit 3.3).

3.3(11)	Amended Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Company (Filed as Exhibit 3.3).

3.4(12)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company dated June 14, 2000 (Filed as Exhibit 3.5).

3.5(13)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company dated September 30, 2004 (Filed as Exhibit 3.6).

3.6(14)	Amendment of the Bylaws of the Company dated November 8, 2005 (Filed as Exhibit 3.1).

3.7(15)	Amendment of Bylaws of the Company dated December 4, 2007 (Filed as Exhibit 3.1).

4.1(16)	Specimen stock certificate for shares of Common Stock of the Company.

4.4(17)	2006 Preferred Shares Rights Agreement, by and between the Company and Mellon Investor Services LLC, dated as of October 13, 2006 (Filed as Exhibit 4.1).

10.1(18)	Amendment of “General” Contingent Value Rights Agreement, dated January 26, 2011 (filed as Exhibit 10.1).

Exhibit Number	Description

10.2(9)	Contingent Value Rights Agreement, by and among the Company, CyDex Pharmaceuticals, Inc., and Allen K. Roberson and David Poltack, acting jointly as Shareholders’ Representative, dated January 14, 2011 (Filed as Exhibit 10.2).

10.3(19) †	CAPTISOL Supply Agreement, dated December 20, 2002, between CyDex and Hovione LLC, Hovione FarmaCiencia S.A., Hovione Pharmascience Limited, and Hovione International Limited (Filed as Exhibit 10.100).

10.4(19) †	1st Amendment to CAPTISOL Supply Agreement, dated July 29, 2005, between CyDex and Hovione LLC, Hovione FarmaCiencia S.A., Hovione Pharmascience Limited, and Hovione International Limited (Filed as Exhibit 10.101).

10.5(19)	2nd Amendment to CAPTISOL Supply Agreement dated March 1, 2007, between CyDex and Hovione LLC, Hovione FarmaCiencia S.A., Hovione Pharmascience Limited, and Hovione International Limited (Filed as Exhibit 10.102).

10.6(19) †	3rd Amendment to CAPTISOL Supply Agreement dated January 28, 2008, between CyDex and Hovione LLC, Hovione FarmaCiencia S.A., Hovione Pharmascience Limited, and Hovione International Limited (Filed as Exhibit 10.103).

10.7(19) †	4th Amendment to CAPTISOL Supply Agreement dated September 23, 2009 between CyDex and Hovione LLC, Hovione FarmaCiencia S.A., Hovione Pharmascience Limited, and Hovione International Limited (Filed as Exhibit 10.104).

10.8(19) †	License Agreement, dated September 3, 1993, between CyDex and The University of Kansas (Filed as Exhibit 10.105).

10.9(19) †	First Amendment to License Agreement, dated February 24, 1998, between CyDex and The University of Kansas (Filed as Exhibit 10.106).

10.10(19) †	Second Amendment to License Agreement, dated August 4, 2004, between CyDex and The University of Kansas (Filed as Exhibit 10.107).

10.11(19) †	Exclusive License Agreement, dated June 4, 1996, between Pfizer, Inc. and CyDex (Filed as Exhibit 10.108).

10.12(19) †	Nonexclusive License Agreement, dated June 4, 1996, between Pfizer, Inc. and CyDex (Filed as Exhibit 10.109).

10.13(19) †	Addendum to Nonexclusive License Agreement, dated December 11, 2001, between CyDex and Pfizer, Inc. (Filed as Exhibit 10.110).

10.14(19) †	Acknowledgement Agreement, dated March 3, 2008, between CyDex and The University of Kansas (Filed as Exhibit 10.111).

10.15(19) †	License Agreement, dated January 4, 2006, between CyDex and Prism Pharmaceuticals (Filed as Exhibit 10.112).

10.16(19) †	Amendment to License Agreement, dated May 12, 2006 between CyDex and Prism Pharmaceuticals (Filed as Exhibit 10.113).

10.17(19) †	Supply Agreement, dated March 5, 2007, between CyDex and Prism Pharmaceuticals (Filed as Exhibit 10.114).

10.18(19) †	License and Supply Agreement, dated October 12, 2005 between CyDex and Proteolix, Inc. (Filed as Exhibit 10.115).

10.19(9)	Loan and Security Agreement, by and among the Company, its subsidiaries and Oxford Finance Corporation, dated January 24, 2011 (Filed as Exhibit 10.3).

10.20(20)	First Amendment to Loan and Security Agreement, by and between Ligand Pharmaceuticals Incorporated and Oxford Finance LLC, dated April 29, 2011 (Filed as Exhibit 10.2).

10.21(21)	Loan and Security Agreement, by and between Ligand Pharmaceuticals Incorporated and

Exhibit Number	Description

Square 1 Bank, dated March 31, 2011 (Filed as Exhibit 10.1).

10.22(20)	First Amendment to Loan and Security Agreement, by and between Ligand Pharmaceuticals Incorporated and Square 1 Bank, dated April 29, 2011 (Filed as Exhibit 10.1).

10.23 †(22)	License Agreement dated March 24, 2011 by and between the Company and Chiva Pharmaceuticals, Inc.

10.24	Director Compensation and Stock Ownership Policy, dated June 1, 2011

10.25†	License Agreement dated June 1, 2011 by and between CyDex and The Medicines Company

10.26†	Supply Agreement dated June 1, 2011 by and between CyDex and The Medicines Company

10.27†	Supply Agreement dated June 13, 2011 by and between CyDex and Merck

31.1	Certification by Principal Executive Officer, Pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer, Pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification by Principal Executive Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification by Principal Financial Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1**	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

†	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted from this quarterly report and submitted separately to the Securities and Exchange Commission

(1)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on September 26, 2008.

(2)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on August 24, 2009.

(3)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on November 6, 2009

(4)	This exhibit was previously filed as part of, and is being incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on December 17, 2009.

(5)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on December 24, 2009.

(6)	This exhibit was previously filed as part of, and is being incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on October 28, 2009.

(7)	This exhibit was previously filed as part of, and is being incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on December 1, 2009.

(8)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on January 28, 2010.

(9)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on January 26, 2011.

(10)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Registration Statement on Form S-4 (No. 333-58823) filed on July 9, 1998.

(11)	This exhibit was previously filed as part of and is hereby incorporated by reference to same numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 1999.

(12)	This exhibit was previously filed as part of, and are hereby incorporated by reference to the numbered exhibit filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

(13)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004.

(14)	This exhibit was previously filed as part of, and is being incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on November 14, 2005.

(15)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on December 6, 2007.

(16)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Registration Statement on Form S-1 (No. 33-47257) filed on April 16, 1992 as amended.

(17)	This exhibit was previously filed as part of, and is being incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on October 17, 2006.

(18)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on January 31, 2011.

(19)	This exhibit was previously filed as part of, and are hereby incorporated by reference to the same numbered exhibit filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

(20)	This exhibit was previously filed as part of, and is being incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on April 29, 2011.

(21)	This exhibit was previously filed as part of, and is being incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on April 4, 2011.

(22)	This exhibit was previously filed as part of, and is being incorporated by reference to the numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q filed on May l0, 2011.

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of Ligand Pharmaceuticals, Incorporated, whether made before or after the date hereof, regardless of any general incorporation language in such filing. Signed originals of these certifications have been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.