Form 10-Q/A
period 2011-03-31
LIGAND PHARMACEUTICALS INC
filed 2011-08-23
CIK 886163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

LIGAND PHARMACEUTICALS INCORPORATED

QUARTERLY REPORT

FORM 10-Q/A

PART II. OTHER INFORMATION

ITEM 6.	Exhibits	3

SIGNATURE		4

EXPLANATORY NOTE

Ligand Pharmaceuticals Inc. (“Ligand” or the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2011 (the “Original Form 10-Q”), originally filed with the Securities and Exchange Commission (the “Commission”) on May 10, 2011, in response to comments received from the Commission in connection with a request for confidential treatment of certain portions of Exhibit 10.23 to the Original Form 10-Q. Item 6 of Part II of the Original Form 10-Q is hereby amended to include a revised Exhibit Index and a revised redacted version of Exhibit 10.23, which is being filed herewith. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment.

Except as described above, no other changes have been made to the Original Form 10-Q. This Amendment speaks as of the original filing date of the Original Form 10-Q and does not reflect any events that occurred at a date subsequent to the filing of the Original Form 10-Q or modify or update those disclosures therein in any way.

PART II. OTHER INFORMATION

ITEM 6.    EXHIBITS

The Index to Exhibits on page 5 is incorporated herein by reference as the list of exhibits required as part of this Amendment.

LIGAND PHARMACEUTICALS INCORPORATED

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 23, 2011	By:	/s/ John P. Sharp
John P. Sharp
Vice President, Finance and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description

2.1(1)	Agreement and Plan of Merger, by and among the Company, Pharmacopeia, Inc., Margaux Acquisition Corp. and Latour Acquisition, LLC, dated as of September 24, 2008 (Filed as Exhibit 2.1).

2.2(2)	Agreement and Plan of Merger, by and among the Company, Neurogen Corporation and Neon Signal, LLC, dated as of August 23, 2009 (Filed as Exhibit 10.1).

2.3(3)	Amendment to Agreement and Plan of Merger, by and among the Company, Neurogen Corporation, and Neon Signal, LLC, dated September 18, 2009 (Filed as Exhibit 10.1).

2.4(3)	Amendment No. 2 to Agreement and Plan of Merger, by and among the Company, Neurogen Corporation, and Neon Signal, LLC, dated November 2, 2009 (Filed as Exhibit 10.2).

2.5(4)	Amendment No. 3 to Agreement and Plan of Merger, by and among the Company, Neurogen Corporation, and Neon Signal, LLC, dated December 17, 2009 (Filed as Exhibit 10.1).

2.6(5)	Certificate of Merger for acquisition of Neurogen Corporation (Filed as Exhibit 2.1).

2.7(6)	Agreement and Plan of Merger, dated as of October 26, 2009, by and among the Company, Metabasis Therapeutics, Inc., and Moonstone Acquisition, Inc (Filed as Exhibit 10.1).

2.8(7)	Amendment to Agreement and Plan of Merger, by and among the Company, Metabasis Therapeutics, Inc., Moonstone Acquisition, Inc., and David F. Hale as Stockholders’ Representative, dated November 25, 2009 (Filed as Exhibit 10.1).

2.9(8)	Certificate of Merger for acquisition of Metabasis Therapeutics, Inc. dated January 27, 2010 (Filed as Exhibit 2.1).

2.10(9)	Certificate of Merger, dated and filed January 24, 2011 (Filed as Exhibit 2.1).

2.11(9)	Agreement and Plan of Merger, by and among the Company, CyDex Pharmaceuticals, Inc., and Caymus Acquisition, Inc., dated January 14, 2011 (Filed as Exhibit 10.1).

3.1(10)	Amended and Restated Certificate of Incorporation of the Company (Filed as Exhibit 3.1).

3.2(10)	Bylaws of the Company, as amended (Filed as Exhibit 3.3).

3.3(11)	Amended Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Company (Filed as Exhibit 3.3).

3.4(12)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company dated June 14, 2000 (Filed as Exhibit 3.5).

3.5(13)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company dated September 30, 2004 (Filed as Exhibit 3.6).

3.6(14)	Amendment of the Bylaws of the Company dated November 8, 2005 (Filed as Exhibit 3.1).

3.7(15)	Amendment of Bylaws of the Company dated December 4, 2007 (Filed as Exhibit 3.1).

4.1(16)	Specimen stock certificate for shares of Common Stock of the Company.

4.4(17)	2006 Preferred Shares Rights Agreement, by and between the Company and Mellon Investor Services LLC, dated as of October 13, 2006 (Filed as Exhibit 4.1).

10.1(18)	Amendment of “General” Contingent Value Rights Agreement, dated January 26, 2011 (filed as Exhibit 10.1).

Exhibit Number	Description

10.2(9)	Contingent Value Rights Agreement, by and among the Company, CyDex Pharmaceuticals, Inc., and Allen K. Roberson and David Poltack, acting jointly as Shareholders’ Representative, dated January 14, 2011 (Filed as Exhibit 10.2).

10.3(19) †	CAPTISOL Supply Agreement, dated December 20, 2002, between CyDex and Hovione LLC, Hovione FarmaCiencia S.A., Hovione Pharmascience Limited, and Hovione International Limited (Filed as Exhibit 10.100).

10.4(19) †	1st Amendment to CAPTISOL Supply Agreement, dated July 29, 2005, between CyDex and Hovione LLC, Hovione FarmaCiencia S.A., Hovione Pharmascience Limited, and Hovione International Limited (Filed as Exhibit 10.101).

10.5(19)	2nd Amendment to CAPTISOL Supply Agreement dated March 1, 2007, between CyDex and Hovione LLC, Hovione FarmaCiencia S.A., Hovione Pharmascience Limited, and Hovione International Limited (Filed as Exhibit 10.102).

10.6(19) †	3rd Amendment to CAPTISOL Supply Agreement dated January 28, 2008, between CyDex and Hovione LLC, Hovione FarmaCiencia S.A., Hovione Pharmascience Limited, and Hovione International Limited (Filed as Exhibit 10.103).

10.7(19) †	4th Amendment to CAPTISOL Supply Agreement dated September 23, 2009 between CyDex and Hovione LLC, Hovione FarmaCiencia S.A., Hovione Pharmascience Limited, and Hovione International Limited (Filed as Exhibit 10.104).

10.8(19) †	License Agreement, dated September 3, 1993, between CyDex and The University of Kansas (Filed as Exhibit 10.105).

10.9(19) †	First Amendment to License Agreement, dated February 24, 1998, between CyDex and The University of Kansas (Filed as Exhibit 10.106).

10.10(19) †	Second Amendment to License Agreement, dated August 4, 2004, between CyDex and The University of Kansas (Filed as Exhibit 10.107).

10.11(19) †	Exclusive License Agreement, dated June 4, 1996, between Pfizer, Inc. and CyDex (Filed as Exhibit 10.108).

10.12(19) †	Nonexclusive License Agreement, dated June 4, 1996, between Pfizer, Inc. and CyDex (Filed as Exhibit 10.109).

10.13(19) †	Addendum to Nonexclusive License Agreement, dated December 11, 2001, between CyDex and Pfizer, Inc. (Filed as Exhibit 10.110).

10.14(19) †	Acknowledgement Agreement, dated March 3, 2008, between CyDex and The University of Kansas (Filed as Exhibit 10.111).

10.15(19) †	License Agreement, dated January 4, 2006, between CyDex and Prism Pharmaceuticals (Filed as Exhibit 10.112).

10.16(19) †	Amendment to License Agreement, dated May 12, 2006 between CyDex and Prism Pharmaceuticals (Filed as Exhibit 10.113).

10.17(19) †	Supply Agreement, dated March 5, 2007, between CyDex and Prism Pharmaceuticals (Filed as Exhibit 10.114).

10.18(19) †	License and Supply Agreement, dated October 12, 2005 between CyDex and Proteolix, Inc. (Filed as Exhibit 10.115).

10.19(9)	Loan and Security Agreement, by and among the Company, its subsidiaries and Oxford Finance Corporation, dated January 24, 2011 (Filed as Exhibit 10.3).

10.20(20)	First Amendment to Loan and Security Agreement, by and between Ligand Pharmaceuticals Incorporated and Oxford Finance LLC, dated April 29, 2011 (Filed as Exhibit 10.2).

Exhibit Number	Description

10.21(21)	Loan and Security Agreement, by and between Ligand Pharmaceuticals Incorporated and Square 1 Bank, dated March 31, 2011 (Filed as Exhibit 10.1).

10.22(20)	First Amendment to Loan and Security Agreement, by and between Ligand Pharmaceuticals Incorporated and Square 1 Bank, dated April 29, 2011 (Filed as Exhibit 10.1).

10.23†	License Agreement dated March 24, 2011 by and between the Company and Chiva Pharmaceuticals, Inc.

31.1*	Certification by Principal Executive Officer, Pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by Principal Financial Officer, Pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification by Principal Executive Officer, Pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification by Principal Financial Officer, Pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification by Principal Executive Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification by Principal Financial Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted from this quarterly report and submitted separately to the Securities and Exchange Commission.

*	Previously filed or furnished, as applicable, with our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2011.

(1)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on September 26, 2008.

(2)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on August 24, 2009.

(3)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on November 6, 2009

(4)	This exhibit was previously filed as part of, and is being incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on December 17, 2009.

(5)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on December 24, 2009.

(6)	This exhibit was previously filed as part of, and is being incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on October 28, 2009.

(7)	This exhibit was previously filed as part of, and is being incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on December 1, 2009.

(8)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on January 28, 2010.

(9)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on January 26, 2011.

(10)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Registration Statement on Form S-4 (No. 333-58823) filed on July 9, 1998.

(11)	This exhibit was previously filed as part of and is hereby incorporated by reference to same numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 1999.

(12)	This exhibit was previously filed as part of, and are hereby incorporated by reference to the numbered exhibit filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

(13)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004.

(14)	This exhibit was previously filed as part of, and is being incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on November 14, 2005.

(15)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on December 6, 2007.

(16)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Registration Statement on Form S-1 (No. 33-47257) filed on April 16, 1992 as amended.

(17)	This exhibit was previously filed as part of, and is being incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on October 17, 2006.

(18)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on January 31, 2011.

(19)	This exhibit was previously filed as part of, and are hereby incorporated by reference to the same numbered exhibit filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

(20)	This exhibit was previously filed as part of, and is being incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on April 29, 2011.

(21)	This exhibit was previously filed as part of, and is being incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on April 4, 2011.