Form 10-Q
period 2011-09-30
LIGAND PHARMACEUTICALS INC
filed 2011-11-08
CIK 886163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One

☒ Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

or

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

As of November 8, 2011, the registrant had 19,673,693 shares of common stock outstanding.

LIGAND PHARMACEUTICALS INCORPORATED

QUARTERLY REPORT

FORM 10-Q

*	No information provided due to inapplicability of item.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

LIGAND PHARMACEUTICALS INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share data)

	September 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$2,251	$3,346
Short-term investments	10,000	19,351
Accounts receivable, net	1,719	993
Inventory	1,960	—
Other current assets	1,663	720
Deferred income taxes	1,194	—
Income tax receivable	—	4,575
Current portion of co-promote termination payments receivable	8,030	8,034

Total current assets	26,817	37,019
Restricted cash and investments	1,341	1,341
Property and equipment, net	678	559
Goodwill and other identifiable intangible assets	72,237	12,951
Long-term portion of co-promote termination payments receivable	20,616	22,851
Other assets	777	838

Total assets	122,466	75,559

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$10,072	$8,597
Accrued liabilities	7,480	8,859
Accrued litigation settlement costs	—	1,000
Current portion of liability for contingent value rights	6,446	—
Current portion of deferred gain	426	1,702
Current portion of co-promote termination liability	8,030	8,034
Bank line of credit	10,000	—
Current portion of lease termination payments	—	5,296

Total current liabilities	42,454	33,488
Long-term portion of note payable	20,200	—
Long-term portion of co-promote termination liability	20,616	22,851
Long-term portion of deferred revenue, net	1,291	2,546
Long-term portion of lease exit obligations	9,171	11,118
Deferred income taxes	3,184	372
Liability for contingent value rights	14,294	700
Other long-term liabilities	545	989

Total liabilities	111,755	72,064

Commitments and contingencies
Common stock subject to conditional redemption; 112,371 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	8,344	8,344

Stockholders’ equity (deficit):
Common stock, $0.001 par value; 33,333,333 shares authorized; 20,679,544 and 20,620,917 shares issued at September 30, 2011 and December 31, 2010, respectively	21	21
Additional paid-in capital	731,899	729,271
Accumulated other comprehensive income	—	31
Accumulated deficit	(687,273)	(691,947)
Treasury stock, at cost; 1,118,222 and 1,111,999 shares at September 30, 2011 and December 31, 2010, respectively	(42,280)	(42,225)

Total stockholders’ equity (deficit)	2,367	(4,849)

Total liabilities and stockholders’ equity (deficit)	$122,466	$75,559

See accompanying notes.

LIGAND PHARMACEUTICALS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenues:
Royalties	$2,431	$1,774	$6,597	$5,337
Material sales	1,679	—	5,713	—
Collaborative research and development and other revenues	1,631	6,028	4,791	14,261

Total revenues	5,741	7,802	17,101	19,598

Operating costs and expenses:
Cost of sales	703	—	2,851	—
Research and development	2,471	4,935	7,693	18,912
General and administrative	4,112	3,074	12,146	9,363
Write-off of in-process research and development	2,282	—	2,282	—
Lease exit and termination costs	(2)	15,894	(168)	15,942

Total operating costs and expenses	9,566	23,903	24,804	44,217

Accretion of deferred gain on sale leaseback	426	426	1,277	1,277

Loss from operations	(3,399)	(15,675)	(6,426)	(23,342)

Other income (expense):
Interest income	1	59	31	387
Interest expense	(700)	(8)	(1,793)	(39)
Decrease (increase) in liability for contingent value rights	224	2,460	(835)	6,702
Other, net	(10)	1,728	74	2,476

Total other income (expense), net	(485)	4,239	(2,523)	9,526

Income (loss) before income taxes	(3,884)	(11,436)	(8,949)	(13,816)
Income tax expense (benefit)	22	419	(13,620)	1,318

Income (loss) from continuing operations	(3,906)	(11,855)	4,671	(15,134)

Discontinued operations:
Gain on sale of AVINZA Product Line	—	11	—	23
Gain on sale of Oncology Product Line	—	1	3	235

Discontinued operations	—	12	3	258

Net income (loss):	$(3,906)	$(11,843)	$4,674	$(14,876)

Basic and diluted per share amounts:
Income (loss) from continuing operations	(0.20)	(0.60)	0.24	(0.77)
Discontinued operations	—	—	—	0.01

Net income (loss)	$(0.20)	$(0.60)	$0.24	$(0.76)

Weighted average number of common shares - basic	19,673,160	19,629,693	19,648,947	19,607,087

Weighted average number of common shares - diluted	19,673,160	19,629,693	19,686,353	19,607,087

See accompanying notes.

LIGAND PHARMACEUTICALS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	For the nine months ended September 30,
	2011	2010
Operating activities
Net income (loss)	$4,674	$(14,876)
Less: gain from discontinued operations	3	258

Income (loss) from continuing operations	4,671	(15,134)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Accretion of deferred gain on sale leaseback	(1,277)	(1,277)
Change in estimated fair value of contingent value rights	835	(6,702)
Depreciation and amortization	2,099	2,117
Non-cash lease costs	(135)	9,591
Gain on asset write-offs	—	4,990
Realized loss (gain) on investment	6	(585)
Stock-based compensation	2,646	2,014
Deferred income taxes	(13,760)	—
Write-off of in-process research and development	2,282	—
Other	195	32
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable, net	476	523
Inventory	455	—
Other current assets	4,545	22
Other long term assets	566	(372)
Accounts payable and accrued liabilities	(6,418)	(14,235)
Other liabilities	(4,129)	(1,075)
Deferred revenue	(1,246)	(5,938)

Net cash used in operating activities of continuing operations	(8,189)	(26,029)
Net cash provided by operating activities of discontinued operations	—	262

Net cash used in operating activities	(8,189)	(25,767)
Investing activities
Purchases of property and equipment	—	(70)
Acquisition of CyDex, net of cash acquired	(32,024)	—
Acquisition of Metabasis, net of cash acquired	—	(2,834)
Acquisition of intellectual property	—	(1,375)
Purchases of short-term investments	(10,000)	(33,793)
Proceeds from sale of short-term investments	19,346	51,306
Proceeds from sale of property and equipment and building	—	589
Purchases of property and equipment and building	(116)	—
Other, net	(59)	(311)

Net cash provided by (used in) investing activities of continuing operations	(22,853)	13,512
Net cash provided by investing activities of discontinued operations	—	—

Net cash provided by (used in) investing activities	(22,853)	13,512
Financing activities
Proceeds from issuance of debt	30,000	—
Share repurchases	(55)	—
Principal payments on equipment financing obligations	—	(91)
Net proceeds from issuance of common stock	2	110

Net cash provided by financing activities	29,947	19

Net decrease in cash and cash equivalents	(1,095)	(12,236)
Cash and cash equivalents at beginning of period	3,346	16,032

Cash and cash equivalents at end of period	$2,251	$3,796

Supplemental disclosure of cash flow information
Interest paid	1,749	39
Taxes paid	27	28

See accompanying notes.

LIGAND PHARMACEUTICALS INCORPORATED

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

Ligand Pharmaceuticals Incorporated, a Delaware corporation (the “Company” or “Ligand”) is a biopharmaceutical company with a business model that is based upon the concept of developing or acquiring royalty revenue generating assets and coupling them to a lean corporate cost structure. By diversifying the portfolio of assets across numerous technology types, therapeutic areas, drug targets, and industry partners, the Company offers investors an opportunity to invest in the increasingly complicated and unpredictable pharmaceutical industry. In comparison to its peers, the Company believes it has assembled one of the largest and most diversified asset portfolios in the industry with the potential to generate revenue in the future. These therapies address the unmet medical needs of patients for a broad spectrum of diseases including hepatitis, muscle wasting, Alzheimer’s disease, dyslipidemia, diabetes, anemia, COPD, asthma, rheumatoid arthritis and osteoporosis. Ligand has established multiple alliances with the world’s leading pharmaceutical companies including GlaxoSmithKline, Merck, Pfizer, Baxter International, Bristol-Myers Squibb, Celgene, Onyx Pharmaceuticals, Lundbeck Inc. and The Medicines Company. The Company’s principle market is the United States. The Company sold its Oncology Product Line (“Oncology”) and AVINZA Product Line (“AVINZA”) on October 25, 2006 and February 26, 2007, respectively. The operating results for Oncology and AVINZA have been presented in the accompanying consolidated financial statements as “Discontinued Operations”.

The Company has incurred significant losses since its inception. At September 30, 2011, the Company’s accumulated deficit was $687.3 million and the Company had negative working capital of $15.6 million. Based on management’s plans, including increases in CAPTISOL® sales and royalty revenues, as well as anticipated new license revenue and expense reductions, if necessary, the Company believes its currently available cash, cash equivalents, and short-term investments as well as its current and future royalty, license and milestone revenues will be sufficient to satisfy its anticipated operating and capital requirements, including the $4.3 million payment due to CyDex shareholders in January 2012, through at least the next twelve months. The Company’s future operating and capital requirements will depend on many factors, including, but not limited to: the pace of scientific progress in its research and development programs; the potential success of these programs; the scope and results of preclinical testing and clinical trials; the time and costs involved in obtaining regulatory approvals; the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims; competing technological and market developments; the amount of royalties on sales of the commercial products of its partners; the efforts of its collaborative partners; obligations under its operating lease agreements; and the capital requirements of any companies the Company acquires, including Pharmacopeia, Inc. (“Pharmacopeia”), Neurogen Corporation (“Neurogen”), Metabasis Therapeutics, Inc. (“Metabasis”) and CyDex Pharmaceuticals, Inc. (“CyDex”). Management believes that the actions presently being taken to generate sufficient operating cash flow provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to generate sufficient operating cash flow and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to achieve its operational targets is dependent upon the Company’s ability to further implement its business plan and generate sufficient operating cash flow.

Principles of Consolidation

The consolidated financial statements include the Company’s wholly owned subsidiaries, Seragen, Inc. (“Seragen”), Nexus Equity VI LLC (“Nexus”), Pharmacopeia, Neurogen, Metabasis and CyDex. All significant intercompany accounts and transactions have been eliminated in consolidation.

Basis of Presentation

The accompanying unaudited consolidated financial statements as of September 30, 2011 and for the three and nine months ended September 30, 2011 and 2010 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. The consolidated balance sheet at December 31, 2010 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations of Ligand Pharmaceuticals Incorporated, and its subsidiaries (the Company) have been included. Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. These financial statements should be read in conjunction with the consolidated financial statements and notes therein included in the Company’s annual report on Form 10-K for the year ended December 31, 2010.

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

Income (Loss) Per Share

Basic earnings per share is calculated by dividing net income or loss by the weighted average number of common shares and vested restricted stock units outstanding. Diluted earnings per share is computed by dividing net income or loss by the weighted average number of common shares and vested restricted stock units outstanding and the weighted average number of dilutive common stock equivalents, including stock options and non-vested restricted stock units. Common stock equivalents are only included in the diluted earnings per share calculation when their effect is dilutive. For the three months ended September 30, 2011 and 2010 and the nine months ended September 30, 2010, no potential common shares are included in the computation of any diluted per share amounts, including income (loss) per share from discontinued operations and net loss per share, as the Company reported a loss from continuing operations. Potential common shares, the shares that would be issued upon the exercise of outstanding stock options and warrants and the vesting of restricted shares that would be excluded from the computation of diluted loss per share, were 1.6 million and 1.1 million at September 30, 2011 and 2010, respectively.

The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net income (loss) from continuing operations	$(3,906)	$(11,855)	$4,671	$(15,134)
Discontinued operations	—	12	3	258

Net income (loss)	(3,906)	(11,843)	4,674	(14,876)

Shares used to compute basic income (loss) per share	19,673,160	19,629,693	19,648,947	19,607,087
Dilutive potential common shares:
Restricted stock	—	—	37,406	—

Shares used to compute diluted income (loss) per share	19,673,160	19,629,693	19,686,353	19,607,087

Basic and diluted per share amounts:
Income (loss) from continuing operations	$(0.20)	$(0.60)	$0.24	$(0.77)
Discontinued operations	—	—	—	0.01

Net income (loss)	$(0.20)	$(0.60)	$0.24	$(0.76)

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

Income Taxes

The Company recognizes liabilities or assets for the deferred tax consequences of temporary differences between the tax bases of assets or liabilities and their reported amounts in the financial statements. These temporary differences will result in taxable or deductible amounts in future years when the reported amounts of the assets or liabilities are recovered or settled. A valuation allowance is established when management determines that it is more likely than not that all or a portion of a deferred tax asset will not be realized. Management evaluates the realizability of its net deferred tax assets on a quarterly basis and valuation allowances are provided, as necessary. During this evaluation, management reviews its forecasts of income in conjunction with other positive and negative evidence surrounding the realizability of its deferred tax assets to determine if a valuation allowance is required. Adjustments to the valuation allowance will increase or decrease the Company’s income tax provision or benefit. Management also applies the relevant guidance to determine the amount of income tax expense or benefit to be allocated among continuing operations, discontinued operations, and items charged or credited directly to stockholders’ equity. The Company recorded income tax expense of $22,000 for the three months ended September 30, 2011 and an income tax benefit of $13.6 million for the nine months ended September 30, 2011. The Company also recorded income tax expense of $0.4 million and $1.3 million for the three and nine months ended September 30, 2010, respectively. The income tax benefit for the nine months ended September 30, 2011 relates to the Company’s acquisition of CyDex in January 2011. For financial statement purposes, the Company recorded the acquired Cydex intangible assets of approximately $64 million. For tax purposes, the Company is required to carry over the historic tax basis of the assets and liabilities of Cydex. In accordance with ASC Topic 805, the Company established net deferred tax assets and liabilities of approximately $15 million. As a result of the ability to recognize deferred tax assets for these deferred tax liabilities, the Company released valuation allowances against its deferred tax assets resulting in an income tax benefit of $13.6 million for the nine months ended September 30, 2011.

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

Accounting for Stock-Based Compensation

Stock-based compensation expense for awards to employees and non-employee directors is recognized on a straight-line basis over the vesting period until the last tranche vests. Compensation cost for consultant awards is recognized over each separate tranche’s vesting period. The Company recognized compensation expense of $1.0 million and $0.6 million for the three months ended September 30, 2011 and 2010, respectively. The compensation expense related to share-based compensation arrangements is recorded as components of research and development expenses ($0.3 million and $0.3 million) and general and administrative expenses ($0.7 million and $0.3 million) for the three months ended September 30, 2011 and 2010, respectively. The Company recognized compensation expense of $2.6 million and $2.0 million for the nine months ended September 30, 2011 and 2010, respectively. The compensation expense related to share-based compensation arrangements is recorded as components of research and development expenses ($0.8 million and $1.1 million) and general and administrative expenses ($1.8 million and $0.9 million) for the nine months ended September 30, 2011 and 2010, respectively.

The fair-value for options that were awarded to employees and directors was estimated at the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Risk-free interest rate	1.7%	1.7%	2.5%	2.7%
Dividend yield	0	0	0	0
Expected volatility	68%	70%	69%	72%
Expected term	6.1 years	6.0 years	6.1 years	5.8 years

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

Cash, Cash Equivalents and Short-term Investments

Cash and cash equivalents consist of cash and highly liquid securities with maturities at the date of acquisition of three months or less. The following table summarizes the various investment categories at September 30, 2011 and December 31, 2010 (in thousands):

	Cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
September 30, 2011
Certificates of deposit	$10,000	$—	$—	$10,000
Corporate obligations	—	—	—	—

	10,000	—	—	10,000
Certificates of deposit—restricted	1,341	—	—	1,341

	$11,341	$—	$—	$11,341

December 31, 2010
U.S. government securities	$2,031	$9	$(3)	$2,037
Certificates of deposit	5,062	98	—	5,160
Corporate obligations	12,164	104	(114)	12,154

	19,257	211	(117)	19,351
Certificates of deposit—restricted	1,341	—	—	1,341

	$20,598	$211	$(117)	$20,692

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

As of September 30, 2011 and December 31, 2010, cash deposits held at financial institutions in excess of FDIC insured amounts of $250,000 were approximately $11.3 million and $5.1 million, respectively.

Accounts receivable from one customer was 45% and 100% of total accounts receivable at September 30, 2011 and December 31, 2010, respectively.

The Company obtains CAPTISOL® from a sole-source supplier. If this supplier were not able to supply the requested amounts of CAPTISOL, the Company would be unable to continue to derive revenues from the sale of CAPTISOL until it obtained an alternative source, which might take a considerable length of time.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts based on the best estimate of the amount of probable losses in the Company’s existing accounts receivable. Accounts receivable that are outstanding longer than their contractual payment terms, ranging from 30 to 90 days, are considered past due. When determining the allowance for doubtful accounts, several factors are taken into consideration, including historical write-off experience and review of specific customer accounts for collectability. Account balances are charged off against the allowance after collection efforts have been exhausted and the potential for recovery is considered remote. There was no allowance for doubtful accounts included in the balance sheets at September 30, 2011 and December 31, 2010.

Inventory

Inventory is stated at the lower of cost or market. The Company determines cost using the first-in, first-out method. The Company analyzes its inventory levels periodically and writes down inventory to its net realizable value if it has become obsolete, has a cost basis in excess of its expected net realizable value or is in excess of expected requirements.

Other Current Assets

Other current assets consist of the following (in thousands):

	September 30,	December 31,
	2011	2010
Prepaid expenses	$758	$578
Advanced manufacturing payments	493	—
Other receivables	412	142

	$1,663	$720

Property and Equipment

Property and equipment is stated at cost and consists of the following (in thousands):

	September 30,	December 31,
	2011	2010
Lab and office equipment	$5,993	$5,676
Computer equipment and software	4,123	3,996
Leasehold improvements	62	55

	10,178	9,727
Less: accumulated depreciation and amortization	(9,500)	(9,168)

	$678	$559

Depreciation of equipment is computed using the straight-line method over the estimated useful lives of the assets, which range from three to ten years. Leasehold improvements are amortized using the straight-line method over their estimated useful lives or their related lease term, whichever is shorter.

Goodwill and Other Identifiable Intangible Assets

Goodwill and other identifiable intangible assets consist of the following (in thousands):

	September 30,	December 31,
	2011	2010
Acquired in-process research and development	$13,003	$12,379
Complete technology	14,643	—
Trade name	2,537	—
Customer relationships	29,400	—
Goodwill	14,251	700

	$73,834	$13,079
Accumulated amortization	(1,597)	(128)

	$72,237	$12,951

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

During the quarter ended September 30, 2011, the impairment analysis performed by management resulted in the write-off of certain acquired in process research and development assets. The Company recorded a non-cash impairment charge of $1.1 million for the write-off of intellectual property and interests in future milestones and royalties for MEDI-528, an IL-9 antibody program by AstraZeneca’s subsidiary, MedImmune. The asset was impaired upon receipt of notice from MedImmune that it was exercising its right to terminate the collaboration and license agreement.

Additionally, in September 2011, the Company recorded a non-cash impairment charge of $1.2 million for the write-off of interests in future milestones for TRPV1, a collaborative research and licensing program between the Company and Merck, related to the physiology, pharmacology, chemistry and potential therapeutic applications and potential clinical utilities related to Vanilloid Receptors, subtype 1. The asset was impaired upon receipt of notice from Merck in October 2011 that it was exercising its right to terminate the collaboration and license agreement. Subsequent to the termination of the agreement, the Company will receive an exclusive, perpetual, irrevocable, royalty-free (but subject to any third party royalty obligations), fully-paid world-wide license, with the right to sub-license, under specified patents and technology for the research, development, or commercialization of specified compounds and products in a limited field of use.

As of September 30, 2011, management does not believe there have been any other events or circumstances indicating that the carrying amount of its remaining long-lived assets may not be recoverable.

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	September 30,	December 31,
	2011	2010
Compensation	$1,268	$2,201
Legal	309	330
Lease exit obligations	1,903	2,076
Other	4,000	4,252

	$7,480	$8,859

Other Long-Term Liabilities

Other long-term liabilities consist of the following (in thousands):

	September 30,	December 31,
	2011	2010
Deferred rent	$157	$601
Deposits	388	388

	$545	$989

Sale of Royalty Rights

The Company previously sold to third parties the rights to future royalties of certain of its products. As part of the underlying royalty agreements, the partners have the right to offset a portion of any future royalty payments owed to the Company to the extent of previous milestone payments. Accordingly, the Company deferred a portion of the revenue associated with each tranche of royalty right sold, equal to the pro-rata share of the potential royalty offset. Such amounts associated with the offset rights against future royalty payments will be recognized as revenue upon receipt of future royalties from the respective partners. During the nine months ended September 30, 2011, one of the Company’s partners abandoned its product and thereby ceased the right to offset of future royalty payments. As a result, the Company recognized $1.2 million in collaborative research and development and other revenue for the period ending September 30, 2011. As of September 30, 2011 and December 31, 2010, the Company had deferred $1.3 million and $2.5 million, respectively, of revenue, which is included in long-term portion of deferred revenue.

Comprehensive Income (loss)

Comprehensive income (loss) represents net income (loss) adjusted for the change during the periods presented in unrealized gains and losses on available-for-sale securities less reclassification adjustments for realized gains or losses included in net income (loss). Comprehensive income (loss) is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net income (loss) as reported	$(3,906)	$(11,843)	$4,674	$(14,876)
Unrealized net gain (loss) on available-for-sale securities	—	(809)	(31)	(437)

Comprehensive income (loss)	$(3,906)	$(12,652)	$4,643	$(15,313)

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

Under the terms of the agreement, the Company paid $31.6 million, net of a working capital adjustment of $0.5 million, to the CyDex shareholders and issued a series of Contingent Value Rights (CVR). The Company is obligated to pay $4.3 million in January 2012 and may be required to pay up to an additional $7.25 million upon achievement of certain milestones. In addition, the Company will pay CyDex shareholders, for each respective year from 2011 through 2016, 20% of all CyDex-related revenue, but only to the extent that and beginning only when CyDex-related revenue for such year exceeds $15.0 million; plus an additional 10% of all CyDex-related revenue recognized during such year, but only to the extent that and beginning only when aggregate CyDex-related revenue for such year exceeds $35.0 million.

The CyDex CVR Agreement requires the Company to, in the event of a Default, deliver to an escrow agent the future cash payments described above, and such amounts would then be delivered by the escrow agent to the CyDex shareholders if, as and when they would have by the CyDex CVR Agreement been required to be delivered to the CyDex shareholders by the Company. “Default” includes the following, subject to certain cure rights: (a) the Company fails to pay to the Shareholders’ Account any amount as and when required under the CyDex CVR Agreement, (b) at any time the Company is obligated for more than $35.0 million of financial indebtedness (other than financial indebtedness which is expressly subordinated to all obligations of Ligand under the CyDex CVR Agreement pursuant to a written subordination agreement signed by and reasonably acceptable to the Shareholders’ Representative), (c) at any time after March 15, 2011 the Company’s cash, cash equivalents and short-term investments is less than $10.0 million, or (d) the Company commits any material breach of the CyDex CVR Agreement. Pursuant to the CVR Agreement, the shareholders’ representative on behalf of the former CyDex shareholders has recently filed a notice of objection with the Company regarding the calculation of payments due to the CyDex former shareholders for the first and second quarters of 2011. In addition, the shareholders’ representative has claimed that the Company exceeded the $35 million financial indebtedness limitation contained in the CVR Agreement. The Company disagrees with these claims and intends to work with the shareholders’ representative to resolve the claims. If the Company and the shareholders’ representative fail to agree, the claims may be resolved through arbitration.

Ligand is required by the CyDex CVR Agreement to dedicate at least five experienced full-time employee equivalents per year to the acquired business and to invest at least $1.5 million per year, inclusive of such employee expenses, in the acquired business, through 2015.

At the closing of the acquisition, the Company recorded a $19.2 million contingent liability, inclusive of the $4.3 million payment due in January 2012, for amounts potentially due to holders of the CyDex CVRs. The initial fair value of the liability was determined using a discounted cash flow analysis incorporating the estimated future cash flows from potential milestones and revenue sharing. These cash flows were then discounted to present value using a discount rate of 21.6%. The liability will be periodically assessed based on events and circumstances related to the underlying milestones, and the change in fair value will be recorded in the Company’s consolidated statements of operations. The carrying amount of the liability may fluctuate significantly and actual amounts paid under the CVR agreements may be materially different than the carrying amount of the liability. The fair value of the liability at September 30, 2011 was $19.0 million.

The components of the purchase price allocation for CyDex are as follows (in thousands):

Purchase Consideration:
Cash paid to CyDex shareholders	$31,572
Estimated fair value of contingent consideration	14,905
Cash payable to CyDex shareholders	4,300

Total purchase consideration	$50,777

Allocation of Purchase Price:
Accounts receivable	$941
Inventory	2,414
In-process research and development	3,200
Intangible assets with definite lives	46,580
Goodwill	13,551
Other assets	6,135
Liabilities assumed	(22,044)

$50,777

The acquired identified intangible assets with definite lives from the acquisition with CyDex are as follows:

Acquired Intangible Assets
(in thousands)
Complete technology	$14,643
Trademark and trade name	2,537
Customer relationships	29,400

$46,580

The weighted-average amortization period for the identified intangible assets with definite lives is 20 years.

The Company has allocated $3.2 million of the purchase price of CyDex to acquired In-Process Research and Development (IPR&D). This amount represents the estimated fair value of CyDex’s two main proprietary products that have not yet reached technological feasibility and do not have future alternative use as of the date of the merger. The valuation was based on a probability-weighted present value of the expected upfront and milestone payments. The probability of success takes into account the stages of completion and the risks surrounding successful development and commercialization of the underlying product candidates. These cash flows were then discounted to present value using a discount rate of 21.5%.

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

3. Financial Instruments

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including available-for-sale fixed income and equity securities and other equity securities. The following table provides a summary of the assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2011 (in thousands):

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Fixed income available-for-sale securities	$10,000	$10,000	$—	$—
Liabilities:
Current potion of liability for contingent value rights - CyDex	$6,446	$—	$—	$6,446
Liability for contingent value rights - Metabasis	1,068	1,068	—	—
Liability for contingent value rights – Neurogen	700	—	—	700
Liability for contingent value rights - CyDex	12,526	—	—	12,526

Total liabilities	$20,740	$1,068	$—	$19,672

The following table provides a summary of the assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2010 (in thousands):

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Fixed income available-for-sale securities	$19,351	$19,351	$—	$—
Liabilities:
Liability for contingent value rights - Metabasis	—	—	—	—
Liability for contingent value rights - Neurogen	700	—	—	700

	$700	$—	$—	$700

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

A summary of the co-promote termination liability as of September 30, 2011 is as follows (in thousands):

Net present value of payments based on estimated future net AVINZA product sales as of December 31, 2010	$30,885
Assumed payments made by King or assignee	(3,190)
Fair value adjustments due to passage of time	951

Total co-promote termination liability as of September 30, 2011	$28,646

Less: current portion of co-promote termination liability as of September 30, 2011	(8,030)

Long-term portion of co-promote termination liability as of September 30, 2011	$20,616

5. Property Leases

In August 2009, the Company entered into a lease termination agreement for its 82,500 square foot office and laboratory facility in San Diego, California, which had a lease term through November 2021. Under the terms of the termination agreement, the Company paid a termination fee of $14.3 million as follows: $4.5 million was paid upon signing, $4.5 million was paid in July 2010 and $5.3 million was paid in April 2011. In addition, the Company entered into a lease for a period of 27 months commencing October 2009, for premises consisting of approximately 30,000 square feet of office and lab space located in San Diego to serve as its corporate headquarters. Under the terms of the lease, the Company pays a basic annual rent of $1.2 million (subject to an annual fixed percentage increase, as set forth in the agreement), plus other normal and necessary expenses associated with the lease. In October 2011, the Company entered into an extension of the lease through June 30, 2012, for a portion of the premises. Under the terms of the extension, beginning on January 1, 2012, the Company will pay monthly rent of $26,448, plus other normal and necessary expenses associated with the lease.

On September 5, 2011, the Company entered into a new lease for a period of 84 months commencing July 1, 2012, for premises consisting of approximately 16,500 square feet of office and laboratory space located in San Diego to serve as its new corporate headquarters. Pursuant to the terms of the lease, annual base rent will be approximately $0.5 million, subject to a 3% annual increase.

The Company also leases an office and research facility in San Diego, California under an operating lease arrangement through July 2015. The Company fully vacated this facility in February 2008. The lease agreement provides for increases in annual rents based on changes in the Consumer Price Index or fixed percentage increases ranging from 3% to 7%. Commencing January 2008, the Company sublet this facility through July 2015. The sublease agreement provides for a 3% increase in annual rents. As of September 30, 2011 and December 31, 2010, the lease exit obligation related to this lease was $3.1 million and $3.6 million, respectively.

The Company leases approximately 99,000 square feet in three facilities in Cranbury, New Jersey under leases that expire in 2016. The leases for the New Jersey facilities provide generally for scheduled rent increases, options to extend the leases with certain changes to the terms of the lease agreement, and refurbishment allowances. Commencing September 2009, the Company sublet 5,100 square feet of space through August 2014. As of September 30, 2011, the Company expects to receive $0.3 million in aggregate future lease payments over the duration of the sublease agreement.

In September 2010, the Company ceased use of its facility located in New Jersey. As a result, during the quarter ended September 30, 2010, the Company recorded lease exit costs of $9.7 million for costs related to the difference between the remaining lease obligations of the abandoned operating leases, which run through August 2016, and management’s estimate of potential future sublease income, discounted to present value. As of September 30, 2011 and December 31, 2010, the lease exit obligation related to this lease was $8.0 million and $9.4 million, respectively.

6. Segment Reporting

Under Accounting Standards Codification No. 280, “Segment Reporting”, or ASC 280, operating segments are defined as components of an enterprise about which separate financial information is available that is regularly evaluated by the entity’s chief operating decision maker, in deciding how to allocate resources and in assessing performance. The Company has evaluated this Codification and has identified two reportable segments: the development and commercialization of drugs using CAPTISOL technology by the recently acquired CyDex Pharmaceuticals, Inc. and the biopharmaceutical company with a business model that is based upon the concept of developing or acquiring royalty revenue generating assets and coupling them to a lean corporate cost structure of Ligand Pharmaceuticals, Inc. We evaluate performance based on the operating profit (loss) of the respective business segments. The segment results may not represent actual results that would be expected if they were independent, stand-alone businesses. Segment information was as follows for the three and nine months ended September 30, 2011:

	Ligand	CyDex	Total
For the Three Months Ending September 30, 2011:
Net revenues from external customers	$3,291	$2,450	$5,741
Operating profit (loss)	(3,531)	132	(3,399)
Depreciation and amortization expense	134	609	743
Income tax expense (benefit)	22	—	22
Assets	88,058	34,408	122,466

For the Nine Months Ending September 30, 2011:
Net revenues from external customers	$8,718	$8,383	$17,101
Operating profit (loss)	(7,392)	966	(6,426)
Depreciation and amortization expense	407	1,692	2,099
Income tax expense (benefit)	(13,620)	—	(13,620)
Assets	88,058	34,408	122,466

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

Stock Option Activity

The following is a summary of the Company’s stock option plan activity and related information for the nine months ended September 30, 2011:

	Shares	Weighed Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2010	641,261	$21.36
Granted	636,580	9.98
Exercised	(3,562)	9.90
Forfeited	(42,135)	12.08
Cancelled	(70,859)	31.73

Balance at September 30, 2011	1,161,285	$14.83	8.22	$2,926

Exercisable at September 30, 2011	431,259	$21.97	6.79	$473
Options expected to vest as of September 30, 2011	1,034,461	$15.31	8.14	$2,521

The weighted-average grant-date fair value of all stock options granted during the nine months ended September 30, 2011 was $6.34 per share. The total intrinsic value of all options exercised during the nine months ended September 30, 2011 was approximately $4,000. There were no options exercised during the nine months ended September 30, 2010. As of September 30, 2011, there was $4.4 million of total unrecognized compensation cost related to nonvested stock options. That cost is expected to be recognized over a weighted-average period of 2.2 years.

As of September 30, 2011, 0.7 million shares were available for future option grants or direct issuance under the Company’s 2002 Stock Incentive Plan, as amended.

Restricted Stock Activity

Restricted stock activity for the nine months ended September 30, 2011 is as follows:

	Shares	Weighted Average Grant Date Stock Price
Nonvested at December 31, 2010	62,146	$13.60
Granted	119,826	10.07
Vested	(59,484)	12.49
Forfeited	(5,821)	11.79

Nonvested at September 30, 2011	116,667	$10.63

The weighted-average grant-date fair value of restricted stock granted during the nine months ended September 30, 2011 was $10.07 per share. As of September 30, 2011, there was $0.9 million of total unrecognized compensation cost related to nonvested restricted stock. That cost is expected to be recognized over a weighted-average period of 1.8 years.

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

The Amended ESPP allows employees to purchase Ligand common stock at the end of each six month period at a price equal to 85% of the lesser of fair market value on either the start date of the period or the last trading day of the period (the “Lookback Provision”). The 15% discount and the Lookback Provision make the Amended ESPP compensatory. There were 2,404 and 13,640 shares of common stock issued and $18,000 and $0.1 million of proceeds received under the Amended ESPP during the nine months ended September 30, 2011 and 2010, respectively. The Company recorded compensation expense of $7,000 and $51,000 for the nine months ended September 30, 2011 and 2010, respectively. As of September 30, 2011, 102,498 shares were available for future purchases under the Amended ESPP.

Warrants

As of September 30, 2011, warrants to purchase 144,606 shares of the Company’s common stock were outstanding with an exercise price of $51.54 per share and an expiration date of April 2012. The warrants were assumed in the acquisition of Pharmacopeia, Inc.

As of September 30, 2011, 163,568 warrants with an exercise price of $179.40 per warrant and an expiration date of April 2013 were outstanding to purchase an aggregate of 129,360 shares of the Company’s common stock. If exercised, these warrants are also entitled to receive $0.1 million in cash and 981,411 of each of the Company’s four contingent value rights issued to Neurogen shareholders in December 2009. The series of warrants was assumed in the acquisition of Neurogen Corporation.

Share Repurchases

On June 15, 2010, the Company announced that its Board of Directors has authorized the Company to repurchase up to $10.0 million of its common stock from time to time in privately negotiated and open market transactions for a period of up to two years, subject to the Company’s evaluation of market conditions, applicable legal requirements and other factors. The Company is not obligated to acquire common stock under this program and the program may be suspended at any time. Through September 30, 2011, the Company repurchased 16,905 shares of its common stock totaling $0.1 million.

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

Overview

We are a biotechnology company that operates with a business model focused on developing or acquiring revenue generating assets and coupling them to a lean corporate cost structure. Our goal is to create a sustainably profitable business and generate meaningful value for our stockholders. Since our business model is based on the goal of partnering with other pharmaceutical companies to commercialize and market our assets, the revenue that supports our business is based largely on payments made to us by partners for royalties, milestones, license fees, and material sales of CAPTISOL. We expect to receive revenue from eight partner-marketed products in 2011 and have a portfolio of over fifty additional programs that are in various stages of development with the potential to become future revenue generating assets. This portfolio of assets is highly diversified across numerous technology types, therapeutic areas, drug targets, and industry partners, offering investors a unique and, we believe, lower risk portfolio opportunity in which to invest in the increasingly complicated and unpredictable pharmaceutical industry. These programs address the unmet medical needs of patients for a broad spectrum of diseases including hepatitis, muscle wasting, Alzheimer’s disease, dyslipidemia, diabetes, anemia, COPD, asthma, rheumatoid arthritis, oncology and osteoporosis. We have established multiple alliances with the world’s leading pharmaceutical companies including GlaxoSmithKline, Merck, Pfizer, Baxter International, Bristol-Myers Squibb, Celgene, Onyx Pharmaceuticals, Lundbeck Inc. and The Medicines Company.

In September 2006, we announced the sale of ONTAK, Targretin capsules, Targretin gel, and Panretin gel to Eisai, Inc., or Eisai, and the sale of AVINZA to King Pharmaceuticals, Inc., or King. The Eisai sales transaction subsequently closed on October 25, 2006. The AVINZA sale transaction subsequently closed on February 26, 2007. Accordingly, the results for the Oncology and AVINZA Product Lines have been presented in our consolidated statements of operations as “Discontinued Operations.”

In December 2008, we acquired all of the outstanding common shares of Pharmacopeia, Inc., or Pharmacopeia, a clinical development stage biopharmaceutical company dedicated to discovering and developing novel small molecule therapeutics to address significant medical needs.

In December 2009, we acquired all of the outstanding common shares of Neurogen Corporation, or Neurogen, a drug development company historically focusing on small-molecule drugs to improve the lives of patients suffering from psychiatric and neurological disorders with significant unmet medical needs.

In January 2010, we completed the acquisition of Metabasis Therapeutics, Inc., or Metabasis, following approval of the transaction by Metabasis stockholders. As a result, we gained additional pipeline assets and drug discovery technologies and resources.

In January 2011, we completed the acquisition of CyDex Pharmaceuticals, Inc., or CyDex, following approval of the transaction by CyDex stockholders. As a result, we gained revenue from four currently marketed products, a large portfolio of partnered drug development programs, an internal pipeline of proprietary drugs, and the CAPTISOL drug formulation platform technology. CyDex is now a wholly owned subsidiary of Ligand.

In June 2011, we licensed exclusive worldwide rights to The Medicines Company for our Captisol(R)-enabled intravenous formulation of clopidogrel. Clopidogrel is the active ingredient in PLAVIX(R), the world’s leading anti-platelet medication which is currently only available in an oral formulation. The Captisol-enabled clopidogrel formulation is designed to provide an intravenous option in situations where the administration of oral platelet inhibitors is not feasible or desirable. We received an upfront payment of $1.8 million plus we are eligible to receive up to $22 million in milestones and up to double digit royalties on annual worldwide net sales. In addition, we will also supply clinical and commercial materials of Captisol for this program, and if the intravenous formulation is approved for commercialization, we will be the exclusive supplier of the product. We recognized $0.9 million of the upfront payment as revenue and under the terms of our CyDex contingent value rights agreement, remitted $0.9 million to CyDex shareholders.

In July 2011, we executed a patent license agreement for the exclusive license, under the Licensed Patents, to make, have made, import, use, sell or offer for sale the compound associated with Fablyn. The licenses and rights granted are free of any ongoing obligations to Pfizer, Inc. Previously, in May 2011, Pfizer Inc. announced in a Form 10-Q filed with the SEC that it is in the process of withdrawing its NDAs with the FDA relating to Fablyn (lasofoxifene tartrate). Fablyn is a selective estrogen receptor modulator product candidate that resulted from a collaboration between Pfizer and us formed to develop therapies for osteoporosis. Pfizer submitted an NDA to the FDA and a marketing authorization application to the European Medicines Agency for Fablyn for the treatment of osteoporosis in December 2007 and January 2008, respectively, and in February 2009, Pfizer received approval from the European Commission for Fablyn tablets.

In July 2011, we announced that GlaxoSmithKline (NYSE: GSK) has announced that it received positive data from ENABLE-1, the first of two Phase III studies examining Promacta (eltrombopag) in patients with hepatitis C-related thrombocytopenia, and that full data will be released at an upcoming scientific conference.

In October 2011, we entered into a license agreement with Chiva Pharmaceuticals, Inc. for Fablyn. Under the License Agreement, we granted Chiva an exclusive worldwide license, with sub-license rights, to Ligand intellectual property rights related to Fablyn, a selective estrogen receptor modulator. Chiva is obligated to pay us a non-refundable license issuance fee of $4,000,000 on or before June 1, 2012. We are also eligible to receive, under the License Agreement, both milestones and royalty payments on worldwide net sales of Fablyn.

In October 2011, we entered into a license agreement with SAGE Therapeutics, Inc. granting SAGE an exclusive right to use Captisol in SAGE’s development and commercialization of therapeutic drugs formulating certain allosteric receptor modulators with Captisol against identified central nervous system disorders. Under the license agreement, we will receive upfront and research support payments and potentially can receive additional payments if SAGE exercises certain product commercialization options. Upon commercialization, we could potentially receive milestone payments for Captisol-enabled programs, tiered royalties on net sales for products that use the Captisol technology, and commercial sales revenue from the shipment of Captisol to SAGE for clinical and commercial activities.

Metabasis Contingent Value Rights

In January 2010, we completed our acquisition of Metabasis. In addition to cash consideration, we issued four tradable Contingent Value Rights (“CVRs”), one CVR from each of four respective series of CVRs, for each Metabasis share. The CVRs will entitle the holder to cash payments as frequently as every six months as cash is received by us from the sale or partnering of any of the Metabasis drug development programs, among other triggering events. We have also committed to spend at least $8 million in new research and development funding on the Metabasis programs within 42 months following the closing of the transaction. Through September 30, 2011, we estimate that we have spent approximately $4.8 million of the committed amount.

In January 2011, we entered into a strategic relationship with Chiva Pharmaceuticals, Inc. to develop multiple assets and technology in China and potentially worldwide. Chiva was granted licenses to begin immediate development in China of two clinical-stage HepDirect programs, Pradefovir for hepatitis B and MB01733 for hepatocellular carcinoma. Additionally, we granted Chiva a non-exclusive HepDirect technology license for the discovery, development and worldwide commercialization of new compounds in hepatitis B (HepB), hepatitis C (HepC) and hepatocellular carcinoma (HCC). Under the terms of the agreement, we are entitled to milestones and royalties on potential sales. In addition, we will also receive a portion of any sublicensing revenue generated from sublicensing of collaboration compounds to third parties in a major world market. We received a $0.5 million license payment in March 2011, of which $0.1 million was remitted to CVR holders.

In August 2011, we entered into an amendment to the license agreement which required that the second $0.5 million licensing fee be paid in September 2011. In addition, the amendment increased royalty rates which we may receive under the license agreement to 6% of net sales of products (other than Pradefovir) and 9% of net sales for Pradefovir. In addition, the amendment removed from the license agreement the provision that we could potentially earn a 10% equity position in Chiva as a milestone payment. The amendment’s second $0.5 million licensing fee payment was received by us from Chiva in September 2011, of which $0.1 million will be remitted to CVR holders.

Results of Operations

Nine Months Ended September 30, 2011 and 2010

Total revenues for the three and nine months ended September 30, 2011 were $5.7 million and $17.1 million compared to $7.8 million and $19.6 million for the same periods in 2010. We reported a loss from continuing operations of $3.9 million for the three months ending September 30, 2011 and income from continuing operations of $4.7 million for the nine months ended September 30, 2011, compared to losses from continuing operations of $11.9 million and $15.1 million for the three and nine months ended September 30, 2010.

Royalty Revenue

Royalty revenues were $2.4 million and $6.6 million for the three and nine months ended September 30, 2011, compared to $1.8 million and $5.3 million for the same period in 2010. The increase in royalty revenue is primarily due to an increase in PROMACTA royalties and royalties on CyDex licensed products offset by a decrease in AVINZA royalties.

Material Sales

We recorded material sales of $1.7 million and $5.7 million for the three and nine months ended September 30, 2011 as a result of our acquisition of CyDex in January 2011.

Collaborative Research and Development and Other Revenues

We recorded collaborative research and development and other revenues of $1.6 million and $4.8 million for the three and nine months ended September 30, 2011, compared to $6.0 million and $14.3 million for the same 2010 periods. The decrease of $4.4 million and $9.5 million, respectively for the three and nine months ended September 30, 2011, compared to the same period in 2010, is primarily due to the termination of our remaining research obligations under collaboration agreements, partially offset by the recognition of $1.2 million of deferred revenue related to the previous sale of royalty rights and revenues related to our acquisition of CyDex in January 2011.

Research and Development Expenses

The major components of research and development expenses are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Internal research programs	$2,221	$2,303	$6,375	$8,321
Collaborative research	—	2,179	—	8,655
Development	250	453	1,318	1,936

Total research and development	$2,471	$4,935	$7,693	$18,912

Research and development expenses are $2.5 million and $7.7 million for the three and nine months ended September 30, 2011, respectively, compared to $4.9 million and $18.9 million for the same 2010 periods. The decrease of $2.4 million for the three months ended September 30, 2011, compared to the same period in 2010, is primarily due to $2.9 million of costs associated with collaboration agreements that were terminated and $0.6 million of reduced costs as a result of staff reductions at the end of 2010. Partially offsetting, are costs associated with CyDex operations of $1.2 million. The decrease of $11.2 million for the nine months ended September 30, 2011, compared to the same period in 2010, is primarily due to $9.4 million of costs associated with collaboration agreements that were terminated, $2.3 million of reduced costs as a result of staff reductions at the end of 2010, and $1.7 million related to reduced costs associated with internal programs. Partially offsetting, were costs associated with CyDex operations of $2.3 million.

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

General and Administrative Expenses

General and administrative expenses were $4.1 million and $12.1 million for the three and nine months ended September 30, 2011, respectively, compared to $3.1 million and $9.4 million for the same period in 2010. The increase of $1.0 million for the three months ended September 30, 2011, compared to the same period in 2010, is primarily due to transactions costs associated with the acquisition of CyDex as well as the additional costs to operate the CyDex business. The increase of $2.7 million for the nine months ended September 30, 2011, compared to the same period in 2010, is primarily due to transactions costs associated with the acquisition of CyDex as well as the additional costs to operate the CyDex business.

Lease Exit and Termination Costs

In September 2010, we ceased use of our facility located in Cranbury, New Jersey. As a result, during the quarter ended September 30, 2010, we recorded lease exit costs of $9.7 million for costs related to the difference between the remaining lease obligations of the abandoned operating leases, which run through August 2016, and management’s estimate of potential future sublease income, discounted to present value. Actual future sublease income may differ materially from our estimate, which would result in us recording additional expense or reductions in expense. In addition, we wrote-off approximately $5.4 million of property and equipment related to the facility closure and recorded approximately $0.8 million of severance related costs. During the three and nine ended September 30, 2011, we sold certain property and equipment for $4,000 and $20,000, respectively, from our former facility, which was recorded as a reduction of lease termination and exit costs.

Accretion of Deferred Gain on Sale Leaseback

On November 9, 2006, we sold real property located in San Diego, California for a sale price of $47.6 million. This property included our corporate headquarter building totaling approximately 82,500 square feet, the land on which the building was situated, and two adjacent vacant lots. As part of the sale transaction, we agreed to leaseback the building for a period of 15 years. We recognized an immediate pre-tax gain on the sale transaction of $3.1 million and deferred a gain of $29.5 million on the sale of the building. The deferred gain was being recognized on a straight-line basis over the 15 year term of the lease at a rate of approximately $2.0 million per year. In August 2009, we entered into a lease termination agreement for this building. As a result, we recognized $20.4 million of accretion of deferred gain during the quarter ended September 30, 2009, and will recognize the remaining balance of the deferred gain through the term of our new building lease, which expires in December 2011. The amount of the deferred gain recognized for the three and nine months ended September 30, 2011 was $0.4 million and $1.3 million, compared to $0.4 million and $1.3 million for the same period in 2010.

Interest Income, net

Interest income was $1,000 and $31,000 for the three and nine months ended September 30, 2011, respectively, compared to $0.1 million and $0.4 million for the same period in 2010. The decrease in interest income in 2011 was due to lower cash and investment balances.

Interest Expense

Interest expense was $0.7 million and $1.8 million, for the three and nine months ended September 30, 2011, respectively, compared to $8,000 and $39,000 for the same period in 2010. The increase in interest expense of $0.7 million and $1.8 million, respectively was due to the $20 million loan obtained to acquired CyDex in January 2011 and $10 million drawn on the line of credit in March and April 2011.

Liability for Contingent Value Rights

We recorded a decrease in liability for CVRs of $0.2 million and an increase $0.8 million for the three and nine months ended September 30, 2011, respectively, compared to a decrease in liability for CVRs of $2.5 million and $6.7 million for the three and nine months ended September 30, 2010, respectively. The change relates to our liability for amounts potentially due to holders of CVRs associated with our Metabasis and CyDex acquisitions. The Metabasis CVR liability is marked-to-market at each reporting period based upon the quoted market prices of the underlying CVR. The CyDex CVR liability is marked-to-market at each reporting period based upon a discounted cash flow analysis. The change in fair value is recorded in our consolidated statements of operations. The carrying amount of the liability may fluctuate significantly based upon quoted market prices and actual amounts paid under the CVR agreements may be materially different than the carrying amount of the liability.

Income Taxes

We recorded income tax expense of $22,000 for the three months ended September 30, 2011 and an income tax benefit of $13.6 million for the nine months ended September 30, 2011. We recorded income tax expense of $0.4 million and $1.3 million for the three and nine months ended September 30, 2010, respectively. The income tax benefit for the nine months ended September 30, 2011 relates to the release of a portion of our valuation allowance against deferred tax assets which can be used to offset deferred tax liabilities recorded in connection with our acquisition of CyDex in January 2011. The income tax expense for the three and nine months ended September 30, 2010 related to estimated interest on a proposed underpayment of tax as a result of an audit of our 2007 fiscal year. In January 2011, we were notified by the IRS that they had completed their examination resulting in no changes to the taxes for our 2007 tax year.

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

During the three and nine months ended September 30, 2011, we recognized $0 and $3,000, respectively, of pre-tax gains due to subsequent changes in certain estimates and liabilities recorded as of the sale date. During the three and nine months ended September 30, 2010, we recognized a $1,000 and a $0.2 million pre-tax gain, respectively, due to subsequent changes in certain estimates and liabilities recorded as of the sale date.

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

During the three and nine months ended September 30, 2011, we recognized no gain or loss on the sale of assets, due to subsequent changes in certain estimates and liabilities recorded as of the sale date. We recognized pre-tax gains of $11,000 and $23,000, respectively, during the three and nine months ended September 30, 2010 due to subsequent changes in certain estimates and liabilities recorded as of the sale date.

Income Taxes

We recorded no provision for income taxes related to discontinued operations for the three and nine months ended September 30, 2011 and 2010 as we did not realize any taxable income from either discontinued or continuing operations.

Liquidity and Capital Resources

We have financed our operations through offerings of our equity securities, borrowings from long-term debt, issuance of convertible notes, product sales and the subsequent sales of our commercial assets, royalties, collaborative research and development and other revenues, capital and operating lease transactions.

We had a working capital deficit of $15.6 million at September 30, 2011 compared to working capital of $3.5 million at December 31, 2010. Available cash, cash equivalents and short-term investments totaled $12.3 million as of September 30, 2011 compared to $22.7 million as of December 31, 2010. We primarily invest our cash in certificates of deposit and United States government and investment grade corporate debt securities.

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

In October 2011, we filed a Registration Statement on Form S-3 with the Securities and Exchange Commission (“SEC”) for the issuance and sale of up to $30 million of equity or other securities, proceeds from which will be used for general corporate purposes. The Form S-3 provides additional financial flexibility for the Company to sell shares as needed at any time. To date, no securities have been issued under this registration statement.

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

The CyDex CVR Agreement requires us to, in the event of a Default, deliver to an escrow agent the future cash payments described above, and such amounts would then be delivered by the escrow agent to the CyDex shareholders if, as and when they would have by the CVR Agreement been required to be delivered by the Company. “Default” includes the following, subject to certain cure rights: (a) we fail to pay to the Shareholders’ Account any amount as and when required under the CVR Agreement, (b) at any time we are obligated for more than $35.0 million of financial indebtedness (other than financial indebtedness which is expressly subordinated to all obligations of Ligand under the CVR Agreement pursuant to a written subordination agreement signed by and reasonably acceptable to the Shareholders’ Representative), (c) at any time after March 15, 2011 our cash, cash equivalents and short-term investments is less than $10.0 million, or (d) we commit any material breach of the CVR Agreement. Pursuant to the CVR Agreement, the shareholders’ representative on behalf of the former CyDex shareholders has recently filed a notice of objection with the Company regarding the calculation of payments due to the CyDex former shareholders for the first and second quarters of 2011. In addition, the shareholders’ representative has claimed that the Company exceeded the $35 million financial indebtedness limitation contained in the CVR Agreement. The Company disagrees with these claims and intends to work with the shareholders’ representative to resolve the claims. If the Company and the shareholders’ representative fail to agree, the claims may be resolved through arbitration.

We are also required by the CyDex CVR Agreement to dedicate at least five experienced full-time employee equivalents per year to the acquired business and to invest at least $1.5 million per year, inclusive of such employee expenses, in the acquired business, through 2015. Through September 30, 2011, we estimate that we have exceeded our committed amount.

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

Operating Activities

Operating activities used cash of $8.2 million for the nine months ended September 30, 2011, compared to $25.8 million of cash used in operating activities for the same period in 2010.

The cash generated for the nine months ended September 30, 2011 reflects net income of $4.7 million, adjusted by $3,000 of gain from discontinued operations and $6.9 million of non-cash items to reconcile the net income to net cash used in operations. These reconciling items primarily reflect the change in deferred income taxes of $13.6 million, accretion of deferred gain on the sale leaseback of the building of $1.3 million and non-cash lease costs of $0.1 million partially offset by the change in estimated fair value of contingent value rights of $0.8 million, depreciation and amortization of $2.1 million, write-off of in-process research and development assets of $2.3 million and stock-based compensation of $2.6 million. The cash generated during the nine months ended September 30, 2011 is further impacted by changes in operating assets and liabilities due primarily to a decrease in other liabilities of $4.1 million, deferred revenue of $1.2 million, and accounts payable and accrued liabilities of $6.4 million, partially offset by decreases in other current assets of $4.5 million, inventory of $0.5 million, accounts receivable of $0.5 million and other long term assets of $0.6 million. None of the cash used in operating activities for the nine months ended September 30, 2011 related to discontinued operations.

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

Investing Activities

Investing activities used cash of $22.9 million for the nine months ended September 30, 2011, compared to $13.5 million of cash provided by investing activities for the same 2010 period.

Cash used by investing activities during the nine months ended September 30, 2011 primarily reflects $32.0 million of cash paid for the acquisition of CyDex and $10.0 million for purchases of short-term investments, partially offset by $19.3 million of proceeds from the sale of short-term investments. None of the cash provided by investing activities for the nine months ended September 30, 2011 related to discontinued operations.

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

Financing Activities

Financing activities provided cash of $30.0 million for the nine months ended September 30, 2011, compared to $19,000 for the same 2010 period.

Cash provided by financing activities for the nine months ended September 30, 2011 primarily reflects $30.0 million of proceeds from the issuance of debt, partially offset by share repurchases of $0.1 million.

Cash provided by financing activities for the nine months ended September 30, 2010 primarily reflects $0.1 million of proceeds from the issuance of common stock upon the exercise of stock options, partially offset by payments under equipment financing obligations of $0.1 million.

None of the cash used in financing activities for the nine months ended September 30, 2011 and 2010 relates to discontinued operations.

Other

As part of certain of our strategic alliances with our research partners, we have received up-front cash payments and licenses to certain product candidates. In connection with these agreements, we were obligated to perform significant research and development activities over multiple years. As of September 30, 2011, we have no remaining obligations to perform research and development activities under these agreements.

In connection with the acquisition of Pharmacopeia on December 23, 2008, Pharmacopeia security holders received a contingent value right that entitles them to an aggregate cash payment of $15.0 million under certain circumstances. At September 30, 2011 and December 31, 2010, our management deemed, based on available information, that the likelihood of payment was not determinable beyond a reasonable doubt and, therefore, no liability has been recorded.

In connection with the acquisition of Neurogen on December 23, 2009, Neurogen security holders received CVRs under four CVR agreements. The CVRs entitle Neurogen shareholders to cash payments upon the sale or licensing of certain assets and upon the achievement of a specified clinical milestone. At September 30, 2011 and December 31, 2010, the aggregate fair values of the Aplindore, VR1 and H3 CVR’s were $0.7 million, and included in other long-term liabilities in the accompanying balance sheets as management is unable to estimate the timing of potential future payments.

In connection with the acquisition of Metabasis Therapeutics on January 27, 2010, Metabasis security holders received CVRs under four CVR agreements. The CVRs entitle the holders to cash payments upon the sale or licensing of certain assets and upon the achievement of specified milestones. The fair value of the liability at September 30, 2011 and December 31, 2010 was $1.1 million and $0, respectively.

Leases

We lease our office and research facilities under operating lease arrangements with varying terms through June 2019. The agreements provide for increases in annual rents based on changes in the Consumer Price Index or fixed percentage increases ranging from 3% to 7%. We also sublease two of our facilities through their respective lease terms of July 2015 and August 2016. The sublease agreements provide for a 3% increase in annual rents.

In October 2011, the Company entered into an extension of the lease through June 30, 2012, for a portion of the premises. Under the terms of the extension, beginning on January 1, 2012, the Company will pay monthly rent of $26,448, plus other normal and necessary expenses associated with the lease.

On September 5, 2011, the Company entered into a new lease for a period of 84 months commencing July 1, 2012, for premises consisting of approximately 16,500 square feet of office and laboratory space located in San Diego to serve as its new corporate headquarters. Pursuant to the terms of the lease, annual base rent will be approximately $0.5 million, subject to a 3% annual increase.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements at September 30, 2011 and December 31, 2010.

Contractual Obligations

As of September 30, 2011, future minimum payments due under our contractual obligations are as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations (1)	$26,444	$5,773	$10,940	$8,302	$1,428

(1)	We currently sublease two of our facilities through their respective lease terms of July 2015 and August 2016. As of September 30, 2011, we expect to receive aggregate future minimum lease payments totaling $6.0 million (nondiscounted) over the duration of the sublease agreements as follows: less than one year, $1.4 million; one to three years, $3.0 million; and three to five years, $1.6 million.

The Company outsources the production of Captisol to Hovione, LLC. Under the terms of the supply agreement with Hovione, the Company has ongoing minimum annual purchase commitments and is required to purchase a total of $15 million of Captisol over the term of the supply agreement which expires in December 2019. Through September 31, 2011, we have spent approximately $11.5 million towards that commitment. Either party may terminate the Agreement for the uncured material breach or bankruptcy of the other party or an extended force majeure event. The Company may also terminate the supply agreement for extended supply interruption, regulatory action related to Captisol or other specified events.

Under the terms of our merger with Metabasis, we are committed to spend at least $8.0 million in new research and development funding on the Metabasis programs within 42 months following the closing of the transaction. Through September 30, 2011, we estimate that we have spent approximately $4.8 million of the committed amount. We are also required under our CyDex CVR Agreement to invest at least $1.5 million per year, inclusive of employee expenses, in the acquired business, through 2015. Through September, 2011, we estimate that we have exceeded our committed amount.

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

At September 30, 2011, our investment portfolio included fixed-income securities of $10 million. These securities are subject to interest rate risk and will decline in value if interest rates increase. However, due to the short duration of our investment portfolio, an immediate 10% change in interest rates is not expected to have a material impact on our financial condition, results of operations or cash flows. Declines in interest rates over time will, however, reduce our interest income, while increases in interest rates over time will increase our interest expense.

We do not have a significant level of transactions denominated in currencies other than U.S. dollars and as a result we have limited foreign currency exchange rate risk. The effect of an immediate 10% change in foreign exchange rates would have no material impact on our financial condition, results of operations or cash flows.

ITEM 4.	CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of the end of the period covered by this report, September 30, 2011, which we refer to as the Evaluation Date. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to us, including our consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

In September 2007, King reported that Actavis, a manufacturer of generic pharmaceutical products headquartered in Iceland, had filed with the FDA an Abbreviated New Drug Application, or ANDA, with a Paragraph IV Certification pertaining to AVINZA, the rights to which were acquired by King from us in February 2007. According to the report, Actavis’s Paragraph IV Certification sets forth allegations that U.S. Patent No. 6,066,339, or the 339 patent, which pertains to AVINZA, and which is listed in the FDA’s Approved Drug Products With Therapeutic Equivalence Evaluations, will not be infringed by Actavis’s manufacture, use, or sale of the product for which the ANDA was submitted. The expiration date for this patent is November 2017. King, King Pharmaceuticals Research and Development, Inc., Elan Corporation, plc, or Elan, and Elan Pharma International Ltd. jointly filed suit in federal district court in New Jersey on October 18, 2007 against Actavis, Inc. and Actavis Elizabeth LLC for patent infringement under the 339 patent. The lawsuit was settled and dismissed without prejudice in July 2011.

In July 2009, King, King Pharmaceuticals Research and Development, Inc., Elan and Elan Pharma International Ltd. jointly filed suit in federal district court in New Jersey against Sandoz Inc., or Sandoz, for patent infringement under the 339 patent. According to the complaint, Sandoz filed an ANDA for morphine sulfate extended release capsules and, in connection with the ANDA filing, Sandoz provided written certification to the FDA alleging that the claims of the 339 patent are invalid, unenforceable and/or will not be infringed by the manufacture, use or sale of Sandoz’s proposed morphine product. Similar to the lawsuit against Actavis, this lawsuit seeks a judgment that would, among other things, prevent Sandoz from commercializing its proposed morphine product until after expiration of the 339 patent. Trial was previously expected to be set to start during the second half of 2011, but the court ordered a six-month stay of proceedings starting on May 2, 2011. An adverse judgement on the patent could significantly impact our future revenues.

Our product candidates face significant development and regulatory hurdles prior to marketing which could delay or prevent sales and/or milestone revenue.

Before we or our partners obtain the approvals necessary to sell any of our potential products, we must show through preclinical studies and human testing that each product is safe and effective. We and our partners have a number of products moving toward or currently awaiting regulatory action. Failure to show any product’s safety and effectiveness could delay or prevent regulatory approval of a product and could adversely affect our business. The clinical trials process is complex and uncertain. For example, the results of preclinical studies and initial clinical trials may not necessarily predict the results from later large-scale clinical trials. In addition, clinical trials may not demonstrate a product’s safety and effectiveness to the satisfaction of the regulatory authorities. Recently, a number of companies have suffered significant setbacks in advanced clinical trials or in seeking regulatory approvals, despite promising results in earlier trials. The FDA may also require additional clinical trials after regulatory approvals are received. Such additional trials may be expensive and time-consuming, and failure to successfully conduct those trials could jeopardize continued commercialization of a product.

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

Our operations have consumed substantial amounts of cash since inception. As of September 30, 2011, we had a negative working capital of $15.6 million. Clinical and preclinical development of drug candidates is a long, expensive and uncertain process. Also, we may acquire companies, businesses or products and the consummation of such acquisitions may consume additional cash. For example, as part of the consideration for our recent acquisition of CyDex, we distributed approximately $12.0 million of our cash to CyDex stockholders. The Contingent Value Rights Agreement (“CVR Agreement”) that was part of the CyDex acquisition obligates us to pay $4.3 million in January 2012 to the CyDex stockholders. In addition, in the event of a Default (as defined in the CVR Agreement), we would be obligated to deliver to an escrow agent the future cash payments called for under the CVR Agreement. There can be no assurances that in the event of a Default that we would be able to deliver the lump sum payment to the escrow agent.

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

In September 2010, we received notice from GSK that it was exercising its right to terminate the Product Development and Commercialization Agreement, dated as of March 24, 2006 and as amended, among SmithKlineBeecham Corporation, doing business as GlaxoSmithKline, Glaxo Group Limited and Pharmacopeia, LLC, as successor to Pharmacopeia Drug Discovery, Inc. The termination became effective on October 7, 2010. Absent the termination by GSK, the research term under this agreement would have terminated on March 24, 2011. Following termination, we retained rights to the current programs under this agreement and may continue to develop the programs and commercialize any products resulting from the programs, or we may elect to cease progressing the programs and/or seek other partners for further development and commercialization.

In September 2011, we received a notice from MedImmune that it was exercising its right to terminate the Collaboration and License Agreement, dated April 19, 2001. Upon termination, all materials and know-how related to the IL-9 antibody program by AstraZeneca’s subsidiary, MedImmune will be returned to us. MedImmune is required to discuss the granting of a royalty-bearing license to intellectual property with respect to the product licensed under the agreement. However, MedImmune has no obligation to grant such a license or retain the ability to grant such a license. The termination will be effective on November 30, 2011.

In October 2011, we received notice from Merck that it was exercising its right to terminate the Collaboration and License Agreement, dated November 24, 2003. The collaboration and licensing program was related to the physiology, pharmacology, chemistry, and potential therapeutic applications and potential clinical utilities related to Vanilloid Receptors, subtype 1, also known as TRPV1. Upon termination, Merck is required to transfer and/or disclose specified materials and know-how to us (which is under an obligation to transfer certain specified materials to Merck). In addition, we will receive an exclusive, perpetual, irrevocable, royalty-free (but subject to any third party royalty obligations), fully-paid, worldwide license, with right to sub-license, under specified patents and technology for the research, development or commercialization of specified compounds and products in a limited field of use. We will also receive a non-exclusive license to all other know-how Merck deems necessary to sell the specified compounds or products. The termination will be effective on April 18, 2012.

We are currently dependent upon outlicensing business and we may not be successful in entering into additional out-license agreements on favorable terms, which may adversely affect our liquidity or require us to alter development plans on our products.

We have entered into several out-licensing agreements for the development and commercialization of our products. We currently depend on our arrangements with our outlicensees to sell products using our CAPTISOL technology. These agreements generally provide that outlicensees may terminate the agreements at will. If our outlicensees discontinue sales of products using our CAPTISOL technology, fail to obtain regulatory approval for their products using our CAPTISOL technology, fail to satisfy their obligations under their agreements with us, or otherwise choose to utilize a generic form of CAPTISOL should it become available, or if we are unable to establish new licensing and marketing relationships, our financial results and growth prospects would be materially affected. Further, under most of our CAPTISOL outlicenses, the amount of royalties we receive will be reduced or will cease when the relevant patent expires. While we have other more recent patents relating to CAPTISOL with later expiration dates (for example, our high purity patent, U.S. Patent No. 7,635,773 is not expected to expire until 2029 and our morphology patent, U.S. Patent No. 7,629,331 is not expected to expire until 2025), the initially filed patents relating to CAPTISOL expire in 2010 in the U.S. and are expected to expire between 2011 and 2016 in most countries outside the U.S. If our other intellectual property rights are not sufficient to prevent a generic form of CAPTISOL from coming to market and if in such case our outlicensees choose to terminate their agreements with us, the source of the vast majority of our CAPTISOL revenue may cease to exist.

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

The initially filed patents relating to CAPTISOL expired in 2010 in the U.S. and are expected to expire between 2011 and 2016 in most countries outside the U.S. We have also obtained patent protection in the U.S. through 2025 on Agglomerated form and through 2029 on High Purity form of CAPTISOL. We have obtained patent protection on a number of combinations of APIs and CAPTISOL through three combination patents in the U.S., and we have applied for six additional combination patents in the U.S. relating to the combination of CAPTISOL with specific APIs. Our U.S. combination patent relating to Fosphenytoin expires June 12, 2018 and our U.S. combination patent relating to Amiodarone expires May 4, 2022. Our U.S. combination patent relating to one of our early-stage product candidates expires March 19, 2022. There is no guarantee that these patents will be sufficient to prevent competitors from creating a generic form of CAPTISOL after 2010 and competing against us, or from developing combination patents for products that will prevent us from developing products using those APIs. In addition, most of the agreements in our CAPTISOL outlicensing business, including our agreements with Pfizer relating to Geodon IM, Vfend IV and Cerenia, provide that once the relevant patent expires, the amount of royalties we receive will be reduced or eliminated.

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

We were founded in 1987. We have incurred significant losses since our inception. As of September 30, 2011, our accumulated deficit was $687.3 million.

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

In addition, King assumed our obligation to make payments to Organon based on net sales of AVINZA (the fair value of which was $28.6 million as of September 30, 2011). We remain liable to Organon in the event King defaults on this obligation. Any requirement to pay a material amount to Organon, could adversely affect our business and the price of our securities.

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

In October 2011, we filed a Registration Statement on Form S-3 with the Securities and Exchange Commission (“SEC”) for the issuance and sale of up to $30 million of equity or other securities, proceeds from which will be used for general corporate purposes. The Form S-3 provides additional financial flexibility for the Company to sell shares as needed at any time. To date, no securities have been issued under this registration statement.

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

Our common stock has experienced significant price and volume fluctuations and may continue to experience volatility in the future. As a result, you may not be able to sell your shares quickly or at the latest market price if trading in our stock is not active or the volume is low. In November 2010, we effected a 1-for-6 reverse stock split. We believe the reverse stock split will have the effect of increasing the per share trading price of our common stock. Many factors may have a significant impact on the market price of our common stock, including, but not limited to, the following factors: results of or delays in our preclinical studies and clinical trials; the success of our collaboration agreements; publicity regarding actual or potential medical results relating to products under development by us or others; announcements of technological innovations or new commercial products by us or others; developments in patent or other proprietary rights by us or others; comments or opinions by securities analysts or major stockholders; future sales of our common stock by existing stockholders; regulatory developments or changes in regulatory guidance; litigation or threats of litigation; economic and other external factors or other disaster or crises; the departure of any of our officers, directors or key employees; period-to-period fluctuations in financial results; and limited daily trading volume.

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

While no material weaknesses were identified as of September 30, 2011, we cannot assure you that material weaknesses will not be identified in future periods. The existence of one or more material weakness or significant deficiency could result in errors in our consolidated financial statements. Substantial costs and resources may be required to rectify any internal control deficiencies. If we fail to achieve and maintain the adequacy of our internal controls in accordance with applicable standards, we may be unable to conclude on an ongoing basis that we have effective internal controls over financial reporting. If we cannot produce reliable financial reports, our business and financial condition could be harmed, investors could lose confidence in our reported financial information, or the market price of our stock could decline significantly. In addition, our ability to obtain additional financing to operate and expand our business, or obtain additional financing on favorable terms, could be materially and adversely affected, which, in turn, could materially and adversely affect our business, our financial condition and the market value of our securities. Moreover, our reputation with customers, lenders, investors, securities analysts and others may be adversely affected.

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

The Index to Exhibits on page 52 is incorporated herein by reference as the list of exhibits required as part of this Quarterly Report.

LIGAND PHARMACEUTICALS INCORPORATED

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 8, 2011	By:	/s/ John P. Sharp
John P. Sharp
Vice President, Finance and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description

2.1(1)	Agreement and Plan of Merger, by and among the Company, Pharmacopeia, Inc., Margaux Acquisition Corp. and Latour Acquisition, LLC, dated as of September 24, 2008 (Filed as Exhibit 2.1).

2.2(2)	Agreement and Plan of Merger, by and among the Company, Neurogen Corporation and Neon Signal, LLC, dated as of August 23, 2009 (Filed as Exhibit 10.1).

2.3(3)	Amendment to Agreement and Plan of Merger, by and among the Company, Neurogen Corporation, and Neon Signal, LLC, dated September 18, 2009 (Filed as Exhibit 10.1).

2.4(3)	Amendment No. 2 to Agreement and Plan of Merger, by and among the Company, Neurogen Corporation, and Neon Signal, LLC, dated November 2, 2009 (Filed as Exhibit 10.2).

2.5(4)	Amendment No. 3 to Agreement and Plan of Merger, by and among the Company, Neurogen Corporation, and Neon Signal, LLC, dated December 17, 2009 (Filed as Exhibit 10.1).

2.6(5)	Certificate of Merger for acquisition of Neurogen Corporation (Filed as Exhibit 2.1).

2.7(6)	Agreement and Plan of Merger, dated as of October 26, 2009, by and among the Company, Metabasis Therapeutics, Inc., and Moonstone Acquisition, Inc (Filed as Exhibit 10.1).

2.8(7)	Amendment to Agreement and Plan of Merger, by and among the Company, Metabasis Therapeutics, Inc., Moonstone Acquisition, Inc., and David F. Hale as Stockholders’ Representative, dated November 25, 2009 (Filed as Exhibit 10.1).

2.9(8)	Certificate of Merger for acquisition of Metabasis Therapeutics, Inc. dated January 27, 2010 (Filed as Exhibit 2.1).

2.10(9)	Certificate of Merger, dated and filed January 24, 2011 (Filed as Exhibit 2.1).

2.11(9)	Agreement and Plan of Merger, by and among the Company, CyDex Pharmaceuticals, Inc., and Caymus Acquisition, Inc., dated January 14, 2011 (Filed as Exhibit 10.1).

3.1(10)	Amended and Restated Certificate of Incorporation of the Company (Filed as Exhibit 3.1).

3.2(10)	Bylaws of the Company, as amended (Filed as Exhibit 3.3).

3.3(11)	Amended Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Company (Filed as Exhibit 3.3).

3.4(12)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company dated June 14, 2000 (Filed as Exhibit 3.5).

3.5(13)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company dated September 30, 2004 (Filed as Exhibit 3.6).

3.6(14)	Amendment of the Bylaws of the Company dated November 8, 2005 (Filed as Exhibit 3.1).

3.7(15)	Amendment of Bylaws of the Company dated December 4, 2007 (Filed as Exhibit 3.1).

4.1(16)	Specimen stock certificate for shares of Common Stock of the Company.

4.4(17)	2006 Preferred Shares Rights Agreement, by and between the Company and Mellon Investor Services LLC, dated as of October 13, 2006 (Filed as Exhibit 4.1).

10.1†	First Amendment to License Agreement between the Company and Chiva Pharmaceuticals, Inc. dated as of August 31, 2011.

10.2(18)	Lease Agreement, dated September 5, 2011 between the Company and ARE-SD Region No. 24, LLC (Filed as Exhibit 10.1).

10.3(18)	License Agreement, dated September 5, 2011 between the Company and ARE-3535/3565 General Atomics Court, LLC (Filed as Exhibit 10.2).

Exhibit Number	Description

10.4	Amendment to Lease Agreement dated November 1, 2011 between the Company and HCP TPSP, LLC.

10.5(19)	Letter Agreement, dated September 29, 2011, between the Company and Biotechnology Value Fund, L.P. (Filed as Exhibit 10.1).

10.6†	License Agreement, dated October 7, 2011, between the Company and Chiva Pharmaceuticals, Inc.

10.7†	License Agreement, dated October 13, 2011, between CyDex Pharmaceuticals, Inc. and SAGE Therapeutics, Inc.

31.1	Certification by Principal Executive Officer, Pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer, Pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification by Principal Executive Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification by Principal Financial Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1**	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

†	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted from this quarterly report and submitted separately to the Securities and Exchange Commission

(1)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on September 26, 2008.

(2)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on August 24, 2009.

(3)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on November 6, 2009

(4)	This exhibit was previously filed as part of, and is being incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on December 17, 2009.

(5)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on December 24, 2009.

(6)	This exhibit was previously filed as part of, and is being incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on October 28, 2009.

(7)	This exhibit was previously filed as part of, and is being incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on December 1, 2009.

(8)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on January 28, 2010.

(9)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on January 26, 2011.

(10)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Registration Statement on Form S-4 (No. 333-58823) filed on July 9, 1998.

(11)	This exhibit was previously filed as part of and is hereby incorporated by reference to same numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 1999.

(12)	This exhibit was previously filed as part of, and are hereby incorporated by reference to the numbered exhibit filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

(13)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004.

(14)	This exhibit was previously filed as part of, and is being incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on November 14, 2005.

(15)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on December 6, 2007.

(16)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Registration Statement on Form S-1 (No. 33-47257) filed on April 16, 1992 as amended.

(17)	This exhibit was previously filed as part of, and is being incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on October 17, 2006.

(18)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on September 5, 2011.

(19)	This exhibit was previously filed as part of, and is being incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on September 30, 2011.

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of Ligand Pharmaceuticals, Incorporated, whether made before or after the date hereof, regardless of any general incorporation language in such filing. Signed originals of these certifications have been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.