Form 10-Q/A
period 2011-06-30
LIGAND PHARMACEUTICALS INC
filed 2012-02-10
CIK 886163

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

EXPLANATORY NOTE

Ligand Pharmaceuticals Incorporated (“the Company”) is filing this Amendment No. 1 (“Amended Form 10-Q”) to its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, which was originally filed with the Securities and Exchange Commission (“SEC”) on August 8, 2011 (the “Original Form 10-Q”) to restate the Company’s unaudited condensed consolidated financial statements for the six-month period ended June 30, 2011 and amend related disclosures in Management’s Discussion and Analysis as well as adding pro forma disclosures relating to the acquisition of CyDex Pharmaceuticals, Inc.

The Original Form 10-Q included $0.7 million of general and administrative expenses for the six month period ended June 30, 2011, which represented acquisition-related costs that the Company paid on behalf of CyDex Pharmaceuticals, Inc. (“CyDex”). During the Company’s 2011 year-end close procedures, the Company determined that these acquisition-related costs should have been recorded as a liability.

As a result, the Company is filing this Amended Form 10-Q to amend Part 1. “Financial Statements” and Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” to reflect the following:

•	General and administrative expenses for the six-month period ended June 30, 2011 have been reduced by $0.7 million to $7.3 million from $8.0 million;

•	Income tax benefit for the six-month period ended June 30, 2011 has been reduced by $0.2 million to $13.4 million from $13.6 million;

•	Income from continuing operations for the six-month period ended June 30, 2011 has been increased by $0.5 million to $9.1 million, or $0.46 per share, from $8.6 million, or $0.44 per share; and

•	Goodwill and other identifiable intangible assets at June 30, 2011 have been increased by $0.5 million to $75.7 million from $75.2 million.

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

LIGAND PHARMACEUTICALS INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share data)

	June 30, 2011 (Restated)	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$3,441	$3,346
Short-term investments	10,000	19,351
Accounts receivable, net	1,038	993
Inventory	2,594	0
Other current assets	1,868	720
Deferred income taxes	1,169	0
Income tax receivable	0	4,575
Current portion of co-promote termination payments receivable	8,029	8,034

Total current assets	28,139	37,019
Restricted cash and investments	1,341	1,341
Property and equipment, net	679	559
Goodwill and other identifiable intangible assets	75,699	12,951
Long-term portion of co-promote termination payments receivable	21,346	22,851
Other assets	773	838

Total assets	$127,977	$75,559

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$10,628	$8,597
Accrued liabilities	6,814	8,859
Accrued litigation settlement costs	0	1,000
Current portion of liability for contingent value rights	5,955	0
Current portion of deferred gain	851	1,702
Current portion of co-promote termination liability	8,029	8,034
Current portion of lease termination payments	0	5,296
Bank line of credit	10,000	0
Current portion of deferred revenue	38	0

Total current liabilities	42,315	33,488
Long-term portion of note payable	20,114	0
Long-term portion of co-promote termination liability	21,346	22,851
Long-term portion of deferred revenue, net	1,291	2,546
Long-term portion of lease exit obligations	9,861	11,118
Deferred income taxes	3,137	372
Liability for contingent value rights	15,006	700
Other long-term liabilities	694	989

Total liabilities	113,764	72,064

Commitments and contingencies
Common stock subject to conditional redemption; 112,371 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	8,344	8,344

Stockholders’ equity (deficit):
Convertible preferred stock, $0.001 par value; 833,333 shares authorized; none issued	0	0
Common stock, $0.001 par value; 33,333,333 shares authorized; 20,676,547 and 20,620,917 shares issued at June 30, 2011 and December 31, 2010, respectively	21	21
Additional paid-in capital	730,966	729,271
Accumulated other comprehensive income	0	31
Accumulated deficit	(682,838)	(691,947)
Treasury stock, at cost; 1,118,222 and 1,111,999 shares at June 30, 2011 and December 31, 2010, respectively	(42,280)	(42,225)

Total stockholders’ equity (deficit)	5,869	(4,849)

	$127,977	$75,559

See accompanying notes.

LIGAND PHARMACEUTICALS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
			(Restated)
Revenues:
Royalties	$2,172	$1,601	$4,165	$3,563
Material sales	2,984	0	4,034	0
Collaborative research and development and other revenues	2,307	4,237	3,160	8,233

Total revenues	7,463	5,838	11,359	11,796

Operating costs and expenses:
Cost of sales	1,623	0	2,148	0
Research and development	3,237	6,602	5,223	13,963
General and administrative	3,855	3,290	7,299	6,338
Lease exit and termination costs	(16)	0	(168)	0

Total operating costs and expenses	8,699	9,892	14,502	20,301

Accretion of deferred gain on sale leaseback	426	426	851	851

Loss from operations	(810)	(3,628)	(2,292)	(7,654)

Other income (expense):
Interest income	0	118	30	328
Interest expense	(674)	(13)	(1,093)	(31)
Decrease (increase) in liability for contingent value rights	679	3,690	(1,057)	4,242
Other, net	32	168	82	734

Total other income (expense), net	37	3,963	(2,038)	5,273

Income (loss) before income taxes	(773)	335	(4,330)	(2,381)

Income tax expense (benefit)	141	625	(13,444)	899

Income (loss) from continuing operations	(914)	(290)	9,114	(3,280)

Discontinued operations:
Gain on sale of AVINZA Product Line	0	3	0	13
Gain on sale of Oncology Product Line	0	4	4	233

Discontinued operations	0	7	4	246

Net income (loss):	$(914)	$(283)	$9,118	$(3,034)

Basic and diluted per share amounts:
Income (loss) from continuing operations	$(0.05)	$(0.01)	$0.46	$(0.16)
Discontinued operations	0.00	0.00	0.00	0.01

Net income (loss)	$(0.05)	$(0.01)	$0.46	$(0.15)

Weighted average number of common shares - basic	19,650,260	19,608,685	19,623,249	19,595,784

Weighted average number of common shares - diluted	19,650,260	19,608,685	19,637,983	19,595,784

See accompanying notes.

LIGAND PHARMACEUTICALS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	For the six months ended June 30,
	2011	2010
	(Restated)
Operating activities
Net income (loss)	$9,118	$(3,034)
Less: gain from discontinued operations	4	246

Income (loss) from continuing operations	9,114	(3,280)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Accretion of deferred gain on sale leaseback	(851)	(851)
Change in estimated fair value of contingent value rights	1,057	(4,242)
Depreciation and amortization	1,349	1,448
Non-cash lease costs	(135)	(64)
Gain on asset write-offs	1	(64)
Realized gain on investment	6	(564)
Stock-based compensation	1,696	1,457
Deferred income taxes	(13,590)	0
Other	102	27
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable, net	1,157	618
Inventory	(179)	0
Other current assets	4,340	(66)
Other long term assets	570	(413)
Accounts payable and accrued liabilities	(8,918)	(8,032)
Other liabilities	(1,636)	(1,055)
Deferred revenue	(1,217)	(3,275)

Net cash used in operating activities of continuing operations	(7,134)	(18,356)
Net cash provided by operating activities of discontinued operations	0	263

Net cash used in operating activities	(7,134)	(18,093)
Investing activities
Purchases of property and equipment	(5)	(65)
Acquisition of CyDex, net of cash acquired	(32,024)	0
Acquisition of Metabasis, net of cash acquired	0	(2,834)
Acquisition of intellectual property	0	(1,375)
Purchases of short-term investments	(10,000)	(31,861)
Proceeds from sale of short-term investments	19,346	40,667
Proceeds from sale of property and equipment and building	0	205
Other, net	(33)	499

Net cash provide by (used in) investing activities of continuing operations	(22,716)	5,236
Net cash provided by investing activities of discontinued operations	0	0

Net cash provided by (used in) investing activities	(22,716)	5,236
Financing activities
Proceeds from issuance of debt	30,000	0
Share repurchases	(55)	0
Principal payments on equipment financing obligations	0	(52)
Net proceeds from issuance of common stock	0	112

Net cash provided by financing activities	29,945	60

Net increase (decrease) in cash and cash equivalents	95	(12,797)
Cash and cash equivalents at beginning of period	3,346	16,032

Cash and cash equivalents at end of period	$3,441	$3,235

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

The Company has incurred significant losses since its inception. At June 30, 2011, the Company’s accumulated deficit was $682.8 million and the Company had negative working capital of $14.2 million. Based on management’s plans, including increases in CAPTISOL® sales and royalty revenues, as well as anticipated new license revenue and expense reductions, if necessary, the Company believes its currently available cash, cash equivalents, and short-term investments as well as its current and future royalty, license and milestone revenues will be sufficient to satisfy its anticipated operating and capital requirements, including the $4.3 million payment due to CyDex shareholders in January 2012, through at least the next twelve months. The Company’s future operating and capital requirements will depend on many factors, including, but not limited to: the pace of scientific progress in its research and development programs; the potential success of these programs; the scope and results of preclinical testing and clinical trials; the time and costs involved in obtaining regulatory approvals; the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims; competing technological and market developments; the amount of royalties on sales of the commercial products of its partners; the efforts of its collaborative partners; obligations under its operating lease agreements; and the capital requirements of any companies the Company acquires, including Pharmacopeia, Inc. (“Pharmacopeia”), Neurogen Corporation (“Neurogen”), Metabasis Therapeutics, Inc. (“Metabasis”) and CyDex Pharmaceuticals, Inc. (“CyDex”). Management believes that the actions presently being taken to generate sufficient operating cash flow provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to generate sufficient operating cash flow and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to achieve its operational targets is dependent upon the Company’s ability to further implement its business plan and generate sufficient operating cash flow.

Principles of Consolidation

The condensed consolidated financial statements include the Company’s wholly owned subsidiaries, Seragen, Inc. (“Seragen”), Nexus Equity VI LLC (“Nexus”), Pharmacopeia, Neurogen, Metabasis and CyDex. All significant intercompany accounts and transactions have been eliminated in consolidation.

Basis of Presentation

Our accompanying unaudited consolidated condensed financial statements as of June 30, 2011 and for the three and six-months ended June 30, 2011 and 2010 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. Our consolidated condensed balance sheet at December 31, 2010 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations of Ligand Pharmaceuticals Incorporated, and our subsidiaries (the Company) have been included. Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. These financial statements should be read in conjunction with the consolidated financial statements and notes therein included in our annual report on Form 10-K for the year ended December 31, 2010.

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

The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
			(Restated)
Net income (loss) from continuing operations	$(914)	$(290)	$9,114	$(3,280)
Discontinued operations	0	7	4	246

Net income (loss)	$(914)	$(283)	$9,118	$(3,034)

Shares used to compute basic income (loss) per share	19,650,260	19,608,685	19,623,249	19,595,784
Dilutive potential common shares:
Restricted stock	0	0	14,734	0

Shares used to compute diluted income (loss) per share	19,650,260	19,608,685	19,637,983	19,595,784

Basic and diluted per share amounts:
Income (loss) from continuing operations	$(0.05)	$(0.01)	$0.46	$(0.16)
Discontinued operations	0.00	0.00	0.00	0.01

Net income (loss)	$(0.05)	$(0.01)	$0.46	$(0.15)

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

Income Taxes

The Company recognizes liabilities or assets for the deferred tax consequences of temporary differences between the tax bases of assets or liabilities and their reported amounts in the financial statements. These temporary differences will result in taxable or deductible amounts in future years when the reported amounts of the assets or liabilities are recovered or settled. A valuation allowance is established when management determines that it is more likely than not that all or a portion of a deferred tax asset will not be realized. Management evaluates the realizability of its net deferred tax assets on a quarterly basis and valuation allowances are provided, as necessary. During this evaluation, management reviews its forecasts of income in conjunction with other positive and negative evidence surrounding the realizability of its deferred tax assets to determine if a valuation allowance is required. Adjustments to the valuation allowance will increase or decrease the Company’s income tax provision or benefit. Management also applies the relevant guidance to determine the amount of income tax expense or benefit to be allocated among continuing operations, discontinued operations, and items charged or credited directly to stockholders’ equity. The Company recorded income tax expense of $0.1 million for the three months ended June 30, 2011 and an income tax benefit of $13.4 million for the six months ended June 30, 2011. The Company also recorded income tax expense of $0.6 million and $0.9 million for the three and six months ended June 30, 2010, respectively. The income tax benefit for the six months ended June 30, 2011 relates to the Company’s acquisition of CyDex in January 2011. For financial statement purposes, the Company recorded the acquired Cydex intangible assets of approximately $64 million. For tax purposes, the Company is required to carry over the historic tax basis of the assets and liabilities of Cydex. In accordance with ASC Topic 805, the Company established net deferred tax assets and liabilities of approximately $15 million. As a result of the ability to recognize deferred tax assets for these deferred tax liabilities, the Company released valuation allowances against its deferred tax assets resulting in an income tax benefit of $13.4 million for the six months ended June 30, 2011.

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

Cash, Cash Equivalents and Short-term Investments

Cash and cash equivalents consist of cash and highly liquid securities with maturities at the date of acquisition of three months or less. The following table summarizes the various investment categories at June 30, 2011 and December 31, 2010 (in thousands):

	Cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value

June 30, 2011
Certificates of deposit	$10,000	$0	$0	$10,000
Corporate obligations	0	0	0	0

	10,000			10,000

Certificates of deposit - restricted	1,341	0	0	1,341

	$11,341	$0	$0	$11,341

December 31, 2010
U.S. government securities	$2,031	$9	$(3)	$2,037
Certificates of deposit	5,062	98	0	5,160
Corporate obligations	12,164	104	(114)	12,154

	19,257	211	(117)	19,351
Certificates of deposit - restricted	1,341	0	0	1,341

	$20,598	$211	$(117)	$20,692

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

Other Current Assets

Other current assets consist of the following (in thousands):

	June 30, 2011	December 2010
Prepaid expenses	$598	$578
Advanced manufacturing payments	493	—
Other receivables	777	142

	$1,868	$720

Property and Equipment

Property and equipment is stated at cost and consists of the following (in thousands):

	June 30, 2011	December 2010

Lab and office equipment	$5,956	$5,676
Computer equipment and software	4,050	3,996
Leasehold improvements	62	55

	10,068	9,727
Less accumulated depreciation and amortization	(9,389)	(9,168)

	$679	$559

Depreciation of equipment is computed using the straight-line method over the estimated useful lives of the assets, which range from three to ten years. Leasehold improvements are amortized using the straight-line method over their estimated useful lives or their related lease term, whichever is shorter.

Goodwill and Other Identifiable Intangible Assets

Goodwill and other identifiable intangible assets consist of the following (in thousands):

	June 30, 2011	December 31, 2010
	(Restated)
Acquired in-process research and development	$15,579	$12,379
Complete technology	14,643	0
Trade name	2,537	0
Customer relationships	29,400	0
Goodwill	14,792	700

	$76,951	$13,079
Accumulated amortization	(1,252)	(128)

	$75,699	$12,951

As discussed in Note 2, on January 24, 2011, the Company completed its acquisition of CyDex Pharmaceuticals, Inc. As a result of the transaction, the Company recorded $46.6 million of intangible assets with definite lives. The weighted-average amortization period for the identified intangible assets with definite lives is 20 years. In addition, the Company recorded $3.2 million of acquired In-Process Research and Development (IPR&D) and $14.1 million of goodwill.

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

Comprehensive Income (loss)

Comprehensive income (loss) represents net income (loss) adjusted for the change during the periods presented in unrealized gains and losses on available-for-sale securities less reclassification adjustments for realized gains or losses included in net income (loss). Comprehensive loss is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
			(Restated)
Net income (loss) as reported	$(914)	$(283)	$9,118	$(3,034)
Unrealized net gain (loss) on available-for-sale securities	(5)	(136)	(31)	372

Comprehensive loss	$(919)	$(419)	$9,087	$(2,662)

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

The components of the purchase price allocation for CyDex are as follows (in thousands):

Purchase Consideration:

Cash paid to CyDex shareholders	$31,572
Estimated fair value of contingent consideration	14,905
Cash payable to CyDex shareholders	4,300

Total purchase consideration	$50,777

(Restated)
Allocation of Purchase Price:

Cash	$85
Accounts receivable	1,202
Inventory	2,414
In-process research and development	3,200
Intangible assets with definite lives	46,580
Goodwill	14,060
Other assets	1,311
Liabilities assumed	(18,075)

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

Had the merger with CyDex been completed as of the beginning of 2011, the Company’s pro forma results for the six months ended June 30, 2011 would have been as follows:

(in thousands, except per share data)	2011

Revenue	$11,548
Operating loss	(2,300)
Net income	8,974
Basic and diluted earnings per share:
Continuing operations	$0.46
Discontinued operations	$0.00
Net income (loss)	$0.46
Basic and diluted weighted average shares	19,623

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

3. Financial Instruments

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including available-for-sale fixed income and equity securities and other equity securities. The following table provides a summary of the assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2011 (in thousands):

Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Fixed income available-for-sale securities	$10,000	$10,000	$0	$0

Liabilities:
Current potion of liability for contingent value rights - CyDex	$5,955	$0	$0	$5,955

Liability for contingent value rights - Metabasis	1,603	1,603	0	0
Liability for contingent value rights - Neurogen	700	0	0	700
Liability for contingent value rights - CyDex	14,905	0	0	14,905

Total liabilities	$17,208	$1,603	$0	$15,605

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

For the Three Months Ending June 30, 2011:	Ligand	CyDex	Total

Net revenues from external customers	$3,056	$4,407	$7,463
Operating profit (loss)	(1,346)	536	(810)
Depreciation and amortization expense	168	617	785
Income tax expense (benefit)	141	0	141
Assets	92,066	35,911	127,977

For the Six Months Ending June 30, 2011:	(Restated)		(Restated)

Net revenues from external customers	$5,404	$5,955	$11,359
Operating profit (loss)	(3,126)	834	(2,292)
Depreciation and amortization expense	266	1,083	1,349
Income tax expense (benefit)	(13,444)	0	(13,444)
Assets	92,066	35,911	127,977

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

10. Restatement of Financial Statements

The Company restated its previously issued condensed consolidated financial statements as of June 30, 2011 and for the three and six months then ended, to correct errors in the accounting for certain transaction costs related to the acquisition of CyDex. Specifically, the Company previously expensed transaction costs paid on behalf of CyDex that should have been recorded as an assumed liability as of the acquisition date. Accordingly, the Company reduced general and administrative expenses by $0.7 million, increased goodwill by $0.5 million, and reduced the income tax benefit by $0.2 million for the six months ended June 30, 2011, increasing income from continuing operations by $0.5 million for the six months ended June 30, 2011. No changes were made to the three month period ending June 30, 2011.

The impact of the restatement as of June 30, 2011 and for the period then ended is described in the table below:

	June 30, 2011
	As previously reported	As Restated
Balance sheet data:
Goodwill and other identifiable intangible assets	$75,157	$75,699
Total assets	127,435	127,977
Accumulated deficit	(683,380)	(682,838)

	Three Months Ended June 30, 2011		Six Months Ended June 30, 2011
	As Previously Reported	As Restated	As Previously Reported	As Restated
Statement of Operations data:
General and Administrative expense	$3,855	$3,855	$8,034	$7,299
Income tax benefit (expense)	$(141)	$(141)	13,637	13,444
Net Income	(914)	(914)	8,576	9,118
Basic and diluted earnings per share:
Income from continuing operations	(0.05)	(0.05)	0.44	0.46

Income from discontinued operations	—	—	—	—
Net Income	(0.05)	(0.05)	0.44	0.46
Weighted average number of common shares-basic	19,650	19,650	19,623	19,623
Weighted average number of common shares-diluted	19,670	19,670	19,638	19,638

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

Six Months Ended June 30, 2011 and 2010

Total revenues for the three and six months ended June 30, 2011 were $7.5 million and $11.4 million compared to $5.8 million and $11.8 million for the same period in 2010. We reported a loss from continuing operations of $0.9 million for the three months ending June 30, 2011 and income from continuing operations of $9.1 million for the six months ended June 30, 2011, compared to losses from continuing operations of $0.3 million and $3.3 million for the three and six months ended June 30, 2010.

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

General and Administrative Expenses

General and administrative expenses were $3.9 million and $7.3 million for the three and six months ended June 30, 2011, respectively, compared to $3.3 million and $6.3 million for the same period in 2010. The increase of $0.6 million for the three months ended June 30, 2011, compared to the same period in 2010, is primarily due to transactions costs associated with the acquisition of CyDex as well as the additional costs to operate the CyDex business. The increase of $1.0 million for the six months ended June 30, 2011, compared to the same period in 2010, is primarily due to the additional costs to operate the CyDex business.

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

Income Taxes

We recorded income tax expense of $0.1 million for the three months ended June 30, 2011 and an income tax benefit of $13.4 million for the six months ended June 30, 2011. We recorded income tax expense of $0.6 million and $0.9 million for the three and six months ended June 30, 2010, respectively. The income tax benefit for the six months ended June 30, 2011 relates to the release of a portion of our valuation allowance against deferred tax assets which can be used to offset deferred tax liabilities recorded in connection with our acquisition of CyDex in January 2011. The income tax expense for the three and six months ended June 30, 2010 related to estimated interest on a proposed underpayment of tax as a result of an audit of our 2007 fiscal year. In January 2011, we were notified by the IRS that they had completed their examination resulting in no changes to the taxes for our 2007 tax year.

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

The cash generated for the six months ended June 30, 2011 reflects net income of $9.1 million, adjusted by $4,000 of gain from discontinued operations and $10.5 million of non-cash items to reconcile the net income to net cash used in operations. These reconciling items primarily reflect the change in deferred income taxes of $13.6 million, accretion of deferred gain on the sale leaseback of the building of $0.9 million and non-cash lease costs of $0.1 million partially offset by the change in estimated fair value of contingent value rights of $1.1 million, depreciation and amortization of $1.3 million and stock-based compensation of $1.7 million. The cash generated during the six months ended June 30, 2011 is further impacted by changes in operating assets and liabilities due primarily to a decrease in other liabilities of $1.6 million, an increase in inventory of $0.2 million, a decrease in deferred revenue of $1.2 million and a decrease in accounts payable and accrued liabilities of $8.9 million, partially offset by increases in other current assets of $4.3 million, accounts receivable of $1.2 million and other long term assets of $0.6 million. None of the cash used in operating activities for the six months ended June 30, 2011 related to discontinued operations.

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

As a result of a material weakness in our internal control over financial reporting relating to the accounting for significant non-routine transactions, our management has reassessed the effectiveness of our disclosure controls and procedures and has determined that our disclosure controls and procedures were not effective as of June 30, 2011.

Restatement of Consolidated Financial Statements. On February 6, 2012, management of the Company concluded that the Company’s unaudited condensed consolidated financial statements for the interim period ended June 30, 2011, did not properly account for certain acquisition-related costs, and, therefore, should not be relied upon. As a result, management and the Audit Committee of the Company authorized and directed the officers of the Company to restate its unaudited interim financial statements included in this Form 10-Q/A filing as of and for the quarter ended June 30, 2011.

Remediation Plan. While we had processes to identify and apply accounting standards to complex transactions, we did not have adequate numbers of highly skilled accountants to provide for a detail analysis, documentation and review of the acquisition of CyDex, which closed on January 24, 2011. This material weakness prevented us from properly reporting our financial information for the three-month period ended June 30, 2011. We enhanced our processes with the addition of a corporate controller during the third quarter of 2011 with the ability to research and properly apply complex accounting standards. The Company will continue to review the updated control structure to ensure management’s plan is effective in remediating the material weakness identified.

Changes in Internal Controls. Except as described above, there have been no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Our product development involves a number of uncertainties, and we may never generate sufficient collaborative payments and royalties from the development of products to become profitable.*

We were founded in 1987. We have incurred significant losses since our inception. As of June 30, 2011, our accumulated deficit was $682.8 million.

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

As described in Item 4 of this Amendment No. 1 to our Form 10-Q, we identified a material weakness as of June 30, 2011 as a result of improper accounting for significant non-routine transactions. Management has determined that the material weakness was a result of inadequate staffing. Since the transaction date which resulted in this material weakness, we have added a corporate controller to our finance and accounting staff. While we had processes to identify and intelligently apply accounting standards to complex transactions, we enhanced these processes with the addition of a resource with the ability to research and understand the nuances of complex accounting standards. Given this material weakness, management determined that we did not maintain effective internal control over financial reporting as of June 30, 2011. The existence of one or more material weakness or significant deficiency could result in future errors in our consolidated financial statements. Substantial costs and resources may be required to rectify any internal control deficiencies. If we fail to achieve and maintain the adequacy of our internal controls in accordance with applicable standards, we may be unable to conclude on an ongoing basis that we have effective internal controls over financial reporting. If we cannot produce reliable financial reports, our business and financial condition could be harmed, investors could lose confidence in our reported financial information, or the market price of our stock could decline significantly. In addition, our ability to obtain additional financing to operate and expand our business, or obtain additional financing on favorable terms, could be materially and adversely affected, which, in turn, could materially and adversely affect our business, our financial condition and the market value of our securities. Moreover, our reputation with customers, lenders, investors, securities analysts and others may be adversely affected.

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

Date: February 10, 2012	By:	/s/ John P. Sharp
John P. Sharp
Vice President, Finance and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description

2.1(1)	Agreement and Plan of Merger, by and among the Company, Pharmacopeia, Inc., Margaux Acquisition Corp. and Latour Acquisition, LLC, dated as of September 24, 2008 (Filed as Exhibit 2.1).

2.2(2)	Agreement and Plan of Merger, by and among the Company, Neurogen Corporation and Neon Signal, LLC, dated as of August 23, 2009 (Filed as Exhibit 10.1).

2.3(3)	Amendment to Agreement and Plan of Merger, by and among the Company, Neurogen Corporation, and Neon Signal, LLC, dated September 18, 2009 (Filed as Exhibit 10.1).

2.4(3)	Amendment No. 2 to Agreement and Plan of Merger, by and among the Company, Neurogen Corporation, and Neon Signal, LLC, dated November 2, 2009 (Filed as Exhibit 10.2).

2.5(4)	Amendment No. 3 to Agreement and Plan of Merger, by and among the Company, Neurogen Corporation, and Neon Signal, LLC, dated December 17, 2009 (Filed as Exhibit 10.1).

2.6(5)	Certificate of Merger for acquisition of Neurogen Corporation (Filed as Exhibit 2.1).

2.7(6)	Agreement and Plan of Merger, dated as of October 26, 2009, by and among the Company, Metabasis Therapeutics, Inc., and Moonstone Acquisition, Inc (Filed as Exhibit 10.1).

2.8(7)	Amendment to Agreement and Plan of Merger, by and among the Company, Metabasis Therapeutics, Inc., Moonstone Acquisition, Inc., and David F. Hale as Stockholders’ Representative, dated November 25, 2009 (Filed as Exhibit 10.1).

2.9(8)	Certificate of Merger for acquisition of Metabasis Therapeutics, Inc. dated January 27, 2010 (Filed as Exhibit 2.1).

2.10(9)	Certificate of Merger, dated and filed January 24, 2011 (Filed as Exhibit 2.1).

2.11(9)	Agreement and Plan of Merger, by and among the Company, CyDex Pharmaceuticals, Inc., and Caymus Acquisition, Inc., dated January 14, 2011 (Filed as Exhibit 10.1).

3.1(10)	Amended and Restated Certificate of Incorporation of the Company (Filed as Exhibit 3.1).

3.2(10)	Bylaws of the Company, as amended (Filed as Exhibit 3.3).

3.3(11)	Amended Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Company (Filed as Exhibit 3.3).

3.4(12)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company dated June 14, 2000 (Filed as Exhibit 3.5).

3.5(13)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company dated September 30, 2004 (Filed as Exhibit 3.6).

3.6(14)	Amendment of the Bylaws of the Company dated November 8, 2005 (Filed as Exhibit 3.1).

3.7(15)	Amendment of Bylaws of the Company dated December 4, 2007 (Filed as Exhibit 3.1).

4.1(16)	Specimen stock certificate for shares of Common Stock of the Company.

4.4(17)	2006 Preferred Shares Rights Agreement, by and between the Company and Mellon Investor Services LLC, dated as of October 13, 2006 (Filed as Exhibit 4.1).

10.1(18)	Amendment of “General” Contingent Value Rights Agreement, dated January 26, 2011 (filed as Exhibit 10.1).

Exhibit Number	Description

10.2 (9)	Contingent Value Rights Agreement, by and among the Company, CyDex Pharmaceuticals, Inc., and Allen K. Roberson and David Poltack, acting jointly as Shareholders’ Representative, dated January 14, 2011 (Filed as Exhibit 10.2).

10.3(19) †	CAPTISOL Supply Agreement, dated December 20, 2002, between CyDex and Hovione LLC, Hovione FarmaCiencia S.A., Hovione Pharmascience Limited, and Hovione International Limited (Filed as Exhibit 10.100).

10.4(19) †	1st Amendment to CAPTISOL Supply Agreement, dated July 29, 2005, between CyDex and Hovione LLC, Hovione FarmaCiencia S.A., Hovione Pharmascience Limited, and Hovione International Limited (Filed as Exhibit 10.101).

10.5(19)	2nd Amendment to CAPTISOL Supply Agreement dated March 1, 2007, between CyDex and Hovione LLC, Hovione FarmaCiencia S.A., Hovione Pharmascience Limited, and Hovione International Limited (Filed as Exhibit 10.102).

10.6(19) †	3rd Amendment to CAPTISOL Supply Agreement dated January 28, 2008, between CyDex and Hovione LLC, Hovione FarmaCiencia S.A., Hovione Pharmascience Limited, and Hovione International Limited (Filed as Exhibit 10.103).

10.7(19) †	4th Amendment to CAPTISOL Supply Agreement dated September 23, 2009 between CyDex and Hovione LLC, Hovione FarmaCiencia S.A., Hovione Pharmascience Limited, and Hovione International Limited (Filed as Exhibit 10.104).

10.8(19) †	License Agreement, dated September 3, 1993, between CyDex and The University of Kansas (Filed as Exhibit 10.105).

10.9(19) †	First Amendment to License Agreement, dated February 24, 1998, between CyDex and The University of Kansas (Filed as Exhibit 10.106).

10.10(19) †	Second Amendment to License Agreement, dated August 4, 2004, between CyDex and The University of Kansas (Filed as Exhibit 10.107).

10.11(19) †	Exclusive License Agreement, dated June 4, 1996, between Pfizer, Inc. and CyDex (Filed as Exhibit 10.108).

10.12(19) †	Nonexclusive License Agreement, dated June 4, 1996, between Pfizer, Inc. and CyDex (Filed as Exhibit 10.109).

10.13(19) †	Addendum to Nonexclusive License Agreement, dated December 11, 2001, between CyDex and Pfizer, Inc. (Filed as Exhibit 10.110).

10.14(19) †	Acknowledgement Agreement, dated March 3, 2008, between CyDex and The University of Kansas (Filed as Exhibit 10.111).

10.15(19) †	License Agreement, dated January 4, 2006, between CyDex and Prism Pharmaceuticals (Filed as Exhibit 10.112).

10.16(19) †	Amendment to License Agreement, dated May 12, 2006 between CyDex and Prism Pharmaceuticals (Filed as Exhibit 10.113).

10.17(19) †	Supply Agreement, dated March 5, 2007, between CyDex and Prism Pharmaceuticals (Filed as Exhibit 10.114).

10.18(19) †	License and Supply Agreement, dated October 12, 2005 between CyDex and Proteolix, Inc. (Filed as Exhibit 10.115).

10.19(9)	Loan and Security Agreement, by and among the Company, its subsidiaries and Oxford Finance Corporation, dated January 24, 2011 (Filed as Exhibit 10.3).

10.20(20)	First Amendment to Loan and Security Agreement, by and between Ligand Pharmaceuticals Incorporated and Oxford Finance LLC, dated April 29, 2011 (Filed as Exhibit 10.2).

10.21(21)	Loan and Security Agreement, by and between Ligand Pharmaceuticals Incorporated and Square 1 Bank, dated March 31, 2011 (Filed as Exhibit 10.1).

Exhibit Number	Description

10.22 (20)	First Amendment to Loan and Security Agreement, by and between Ligand Pharmaceuticals Incorporated and Square 1 Bank, dated April 29, 2011 (Filed as Exhibit 10.1).

10.23 †(22)	License Agreement dated March 24, 2011 by and between the Company and Chiva Pharmaceuticals, Inc.

10.24(23)	Director Compensation and Stock Ownership Policy, dated June 1, 2011

10.25(23)†	License Agreement dated June 1, 2011 by and between CyDex and The Medicines Company

10.26(23)†	Supply Agreement dated June 1, 2011 by and between CyDex and The Medicines Company

10.27(23)†	Supply Agreement dated June 13, 2011 by and between CyDex and Merck

31.1	Certification by Principal Executive Officer, Pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer, Pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification by Principal Executive Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification by Principal Financial Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1**	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

†	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted from this quarterly report and submitted separately to the Securities and Exchange Commission
(1)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on September 26, 2008.
(2)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on August 24, 2009.
(3)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on November 6, 2009
(4)	This exhibit was previously filed as part of, and is being incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on December 17, 2009.
(5)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on December 24, 2009.
(6)	This exhibit was previously filed as part of, and is being incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on October 28, 2009.
(7)	This exhibit was previously filed as part of, and is being incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on December 1, 2009.
(8)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on January 28, 2010.
(9)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on January 26, 2011.

(10)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Registration Statement on Form S-4 (No. 333-58823) filed on July 9, 1998.
(11)	This exhibit was previously filed as part of and is hereby incorporated by reference to same numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 1999.
(12)	This exhibit was previously filed as part of, and are hereby incorporated by reference to the numbered exhibit filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.
(13)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004.
(14)	This exhibit was previously filed as part of, and is being incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on November 14, 2005.
(15)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on December 6, 2007.
(16)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Registration Statement on Form S-1 (No. 33-47257) filed on April 16, 1992 as amended.
(17)	This exhibit was previously filed as part of, and is being incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on October 17, 2006.
(18)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on January 31, 2011.
(19)	This exhibit was previously filed as part of, and are hereby incorporated by reference to the same numbered exhibit filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
(20)	This exhibit was previously filed as part of, and is being incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on April 29, 2011.
(21)	This exhibit was previously filed as part of, and is being incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on April 4, 2011.
(22)	This exhibit was previously filed as part of, and is being incorporated by reference to the numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q filed on May 10, 2011.
(23)	This exhibit was previously filed as part of, and is being incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 10-Q filed on August 8, 2011.
*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of Ligand Pharmaceuticals, Incorporated, whether made before or after the date hereof, regardless of any general incorporation language in such filing. Signed originals of these certifications have been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.