Form 10-K
period 2011-12-31
LIGAND PHARMACEUTICALS INC
filed 2012-02-23
CIK 886163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Mark One

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission File No. 001-33093

LIGAND PHARMACEUTICALS INCORPORATED

(Exact name of registrant as specified in its charter)

Delaware	77-0160744
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

11085 North Torrey Pines Rd., Suite 100 La Jolla, CA	92037
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (858) 550-7500

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $.001 per share	The NASDAQ Global Market of The NASDAQ Stock Market LLC
Preferred Share Purchase Rights	The NASDAQ Global Market of The NASDAQ Stock Market LLC

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the Registrant’s voting and non-voting stock held by non-affiliates was approximately $206.6 million based on the last sales price of the Registrant’s Common Stock on the NASDAQ Global Market of the NASDAQ Stock Market LLC on June 30, 2011. For purposes of this calculation, shares of Common Stock held by directors, officers and 10% stockholders known to the Registrant have been deemed to be owned by affiliates which should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant or that such person is controlled by or under common control with the Registrant.

As of February 1, 2012, the Registrant had 19,683,235 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s 2011 Annual Meeting of Stockholders to be filed with the Commission on or before April 30, 2012 are incorporated by reference in Part III of this Annual Report on Form 10-K. With the exception of those portions that are specifically incorporated by reference in this Annual Report on Form 10-K, such Proxy Statement shall not be deemed filed as part of this Report or incorporated by reference herein.

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

References to “Ligand Pharmaceuticals Incorporated”, “Ligand”, the “Company”, “we” or “our” include our wholly owned subsidiaries - Ligand JVR, Allergan Ligand Retinoid Therapeutics, Seragen, Inc., or Seragen; Pharmacopeia, LLC; Neurogen Corporation, CyDex Pharmaceuticals, Inc., Metabasis Therapeutics, and Nexus Equity VI LLC, or Nexus.

We were incorporated in Delaware in 1987. Our principal executive offices are located at 11085 North Torrey Pines Road, Suite 100, La Jolla, California, 92037. Our telephone number is (858) 550-7500.

Overview

We are a biotechnology company that operates with a business model focused on developing or acquiring revenue generating assets and coupling them to a lean corporate cost structure. Our goal is to create a sustainably profitable business and generate meaningful value for our stockholders. Since a portion of our business model is based on the goal of partnering with other pharmaceutical companies to commercialize and market our assets, a significant amount of our revenue is based largely on payments made to us by partners for royalties, milestones and license fees. We recognized the important role of the drug reformulation segment in the pharmaceutical industry and in 2011 added CAPTISOL® to our technology portfolio. CAPTISOL is a powerful formulation technology that has enabled five FDA approved products, including Pfizer’s VFEND® IV and Baxter International’s Nexterone® and is currently being used in a number of clinical-stage partner programs. In comparison to our peers, we believe we have assembled one of the largest and most diversified asset portfolios in the industry with the potential to generate significant revenue in the future. The therapies in our portfolio in development address the unmet medical needs of patients for a broad spectrum of diseases including hepatitis, muscle wasting, Alzheimer’s disease, dyslipidemia, diabetes, anemia, asthma, rheumatoid arthritis and osteoporosis. We have established multiple alliances with the world’s leading pharmaceutical companies including GlaxoSmithKline, Merck, Pfizer, Baxter International, Bristol-Myers Squibb, Celgene, Onyx Pharmaceuticals, Lundbeck Inc., Eli Lilly and Co., and The Medicines Company.

Business Strategy

Our business model is designed to create value for stockholders by assembling a diversified portfolio of biotech and pharmaceutical revenue streams and operating that business with an efficient and low cost structure. Our goal is to become a sustainably profitable company that offers investors an opportunity to invest in the ever more complicated and unpredictable pharmaceutical industry. Our business model is based on the concept of doing what we do best; drug discovery, reformulation and partnering with other pharmaceutical companies to leverage what they do best (late stage development, regulatory management and commercialization) to ultimately generate our revenue. Our revenue consists mostly of license fees, milestones, and royalties from the partners that license our drugs and technologies, and CAPTISOL material sales. In addition to discovering our own proprietary drugs, we use an aggressive acquisition strategy to bring in new assets, pipelines, and technologies to aid in generating additional potential new revenue streams. The principal elements of our strategy are set forth below.

We are assembling a large portfolio of fully funded programs through acquisition and licensing to drive future profitability. We have assembled a portfolio of over 50 fully-funded partner programs that are in all stages of development, from awaiting commercialization to preclinical research. These assets represent the next wave of potential marketed drugs that could generate revenue for us. We assemble this portfolio by either licensing out our own proprietary drug development programs or acquiring in partnered programs from other companies. For our internal programs, we generally plan to advance drug candidates through early-stage drug development and/or clinical proof of concept. We believe partnerships are not only a source of research funding, license fees, future milestone payments and royalties, but they also deliver our assets into the hands of companies that have the expertise to obtain regulatory approval and successfully launch and commercialize these assets. We believe that focusing on discovery and early-stage drug development while benefiting from our partners’ proven development and commercialization expertise will reduce our internal expenses and allow us to have a larger number of drug candidates progress to later stages of drug development. We have multiple sources of potential license and royalty revenue from existing corporate agreements, and we may enter additional partnerships that will provide additional revenue opportunities. We have numerous collaborations that have the potential to generate future royalties for us. We believe the revenue generated from these and future potential collaborations will fund our business and potentially provide profits to our shareholders.

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

Our Asset Portfolio

We have a portfolio of over 60 current and future potential revenue generating programs, over 50 of which are fully funded by our partners. We expect to receive royalties from eight marketed products in 2012 and have multiple programs at Phase IIb through NDA submission which represent our future upcoming potential revenue generating programs. While many of these programs have been disclosed publicly, a significant number of our partners and their programs remain undisclosed to protect competitive and proprietary information about these programs.

PROMACTA (GSK)

GSK’s PROMACTA® (Eltrombopag) is the first oral thrombopoietin (TPO) receptor agonist therapy for the treatment of adult patients with chronic ITP. In November 2008, the U.S. Food and Drug Administration, or FDA, granted accelerated approval of PROMACTA for the treatment of thrombocytopenia in patients with chronic immune (idiopathic) thrombocytopenic purpura, or ITP, who have had an insufficient response to corticosteroids, immunoglobulins or splenectomy. In February 2011, the FDA granted GSK full approval status for PROMACTA in the US following the submission of long term safety data from post-marketing clinical studies, as well as the completion of other commitments that verify the clinical benefit to patients. Additionally, it was reported in November 2011 that the Risk Evaluation and Mitgation Strategies (REMS) program that PROMACTA had been operating under in the US was being significantly reduced in scope by the FDA due to data that had been submitted by GSK demonstrating the long term safety of PROMACTA.

In March 2010, GSK received approval for REVOLADE® (eltrombopag/PROMACTA) from the European Medicines Agency’s Committee for Medicinal Products for Human Use (CHMP) and in November 2010 from the Japanese Ministry of Health, Labour and Welfare for the oral treatment of thrombocytopenia (reduced platelet count) in adults with the blood disorder chronic ITP. Eltrombopag is also authorized for use in all 27 member states of the European Union, as well as India, Australia, Ireland, Japan, Taiwan, Turkey, Singapore, Kuwait, Chile, Russia and Bahrain under the trade name REVOLADE. In the EU and Japan, Eltrombopag is indicated for adult chronic ITP splenectomized patients who have not responded (are refractory) to other treatments, such as corticosteroids and immunoglobulins. Eltrombopag may also be considered as second-line treatment for adult non-splenectomized patients where surgery is contraindicated.

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

AVINZA (Pfizer)

We currently receive royalty revenues from Pfizer, Inc. for sales from the pain therapeutic AVINZA®. In February 2007, we completed the sale of our AVINZA product line to King. As a result of the sale, we receive royalties on the net sales of AVINZA through 2017. Royalties are paid at a rate of 5% on sales up to $200 million and a higher rate above $200 million. In October 2010, Pfizer announced the acquisition of King Pharmaceuticals.

Viviant/Conbriza (Pfizer)

In October 2010, we announced that our partner Pfizer, Inc. launched VIVIANT® (bazedoxifene) in Japan for the treatment of postmenopausal osteoporosis. The drug is also marketed in Spain under the brand name CONBRIZA® through a co-promotion with Almirall, an international pharmaceutical company based in Spain. Pfizer received manufacturing and marketing approval for the product in Japan in July 2010. VIVIANT was approved in April 2009 by the European Commission (under the trade name CONBRIZA) for the treatment of postmenopausal osteoporosis in women at increased risk of fracture. VIVIANT, a selective estrogen receptor modulator (SERM), is a result of the successful research collaboration between Wyeth (now a subsidiary of Pfizer) and us that began in 1994. Pfizer is responsible for the registration and worldwide marketing of bazedoxifene, a synthetic drug specifically designed to reduce the risk of osteoporotic fractures while also protecting uterine tissue. We are entitled to receive tiered royalties on net sales of bazedoxifene. Any such royalties may be subject to reduction or offset for past milestone payments and/or may be subject to other terms and conditions set forth in our agreement.

Nexterone (Baxter International)

In 2006, CyDex outlicensed Nexterone®, an injectable formulation combining amiodarone and CAPTISOL®, to Baxter International “Baxter” (formerly Prism Pharmaceuticals, Inc.). Under the terms of the agreement, Baxter is responsible, under an exclusive worldwide license, for all development and commercialization of Nexterone at its sole expense. We are supplying CAPTISOL to Baxter for use in accordance with the terms of the license agreement under a separate supply agreement. Baxter has paid milestone payments and is obligated to pay royalties to us on sales of Nexterone through March 2029. On November 19, 2010, Prism, who was subsequently acquired by Baxter, received marketing approval from the FDA for Nexterone and launched Nexterone in the United States in 2011.

Select Late-Stage Development Programs

We have multiple partnered programs in our portfolio that are either in or nearing the regulatory approval process. These programs represent the next series of potential royalty generating assets in our portfolio.

PROMACTA (GSK, Phase III HepC-Related Thrombocytopenia and PII Oncology-Related Thrombocytopenia)

PROMACTA is approved for ITP and we receive royalties from GSK on world-wide sales. In an effort to expand PROMACTA’s use, GSK has recently completed two large Phase III studies (ENABLE 1 and 2) designed to demonstrate PROMACTA’s value in treatment of thrombocytopenia in patients with Hepatitis C. In November 2011, GSK presented data at the annual meeting of the American Association for the Study of Liver Disease (AASLD) where it was reported that both studies met their primary endpoint with high statistical significance. Full analysis of all safety data should be completed in the first half of 2012 and we expect an sNDA filing during 2012.

GSK is also conducting Phase II clinical studies for oncology-related thrombocytopenia in patients with solid tumors, sarcoma and advanced Myelodysplastic Syndrome (MDS) or Secondary Acute Myeloid Leukemia after MDS.

Carfilzomib (Onyx, Phase III/NDA, Multiple Myeloma)

CyDex and Onyx Pharmaceuticals (formerly Proteolix) entered into a collaboration in 2005 to develop the CAPTISOL-enabled IV formulation of carfilzomib for refractory multiple myeloma. Onyx completed filing of the NDA in 2011 and was granted a standard review by the FDA, with a Prescription Drug User Fee Act (PDUFA) date set as July 27, 2012. Onyx is continuing to run two large Phase III studies in support of this program, the ASPIRE and FOCUS trials, which should complete in 2013. We are eligible to receive milestones, royalties and CAPTISOL material sales revenue from this program.

Aprela (Pfizer, Phase III, Post-Menopausal Symptoms)

In October 2010, we announced that our partner Pfizer, Inc. launched VIVIANT (bazedoxifene) in Japan for the treatment of postmenopausal osteoporosis. Pfizer is now combining VIVIANT with Premarin to create a combination therapy called Aprela for the treatment of post-menopausal symptoms in women. Pfizer has completed PIII studies of Aprela and we expect an NDA filing in 2012. We are entitled to receive tiered royalties on all net sales of bazedoxifene, whether alone or in combination with other products. Any such royalties may be subject to reduction or offset against past milestone payments and/or may be subject to other terms and conditions set forth in our agreement.

Merck CAPTISOL Program, Molecule Undisclosed(Merck, Phase III, Undisclosed Indication)

Ligand and Merck entered into a CAPTISOL supply agreement in June 2011 for an undisclosed Merck program. Merck is currently conducting a pivitol study for this program and we expect Merck to potentially file a 505(b)(2) in 2013 for approval to market this CAPTISOL program. Financial terms of the relationship remain undisclosed, but we expect to generate substantial material sales revenue through the supply of CAPTISOL for this program.

CAPTISOL-Enabled Clopidogrel (The Medicines Company, Phase III, Anti-coagulant)

We announced in June 2011 that we had licensed the full world-wide rights to our CAPTISOL®-enabled clopidogrel program to The Medicines Company. Clopidogrel is the active ingredient in PLAVIX®, the world’s leading anti-platelet medication which is currently only available in an oral formulation. The CAPTISOL-enabled clopidogrel formulation is designed to provide an intravenous option in situations where the administration of oral platelet inhibitors is not feasible or desirable. We received an upfront payment of $1.8 million, and are eligible to receive up to $22 million in milestones and up to double digit royalties on annual worldwide net sales. In addition, we will also supply both the clinical and commercial requirements of CAPTISOL for this program, and if the intravenous formulation is approved for commercialization, we will be the exclusive supplier of the product. We recognized $0.9 million of the upfront payment as revenue and under the terms of our CyDex contingent value rights agreement, remitted $0.9 million to CyDex shareholders.

The Medicines Company is planning to initiate a pivotal study for the program in 2012 and we expect an NDA to be filed in 2013

DARA program (Retrophin, various stages and indications)

In February 2012, we announced that we had licensed the full world-wide rights to DARA (a Dual Acting Receptor Antagonist of Angiotension and Endothelin receptors). Retrophin intends to develop DARA for orphan indications of severe kidney diseases including Focal Segmental Glomerulosclerosis (FSGS) as well as conduct proof-of-concept studies in resistant hypertension and diabetic nephropathy. Certain patient groups with severely compromised renal function exhibit extreme proteinuria resulting in progression to dialysis and a high mortality rate. DARA, with its unique dual blockade of angiotensin and endothelin receptors, is expected to provide meaningful clinical benefits in mitigating proteinuria in indications where there are no approved therapies. We are entitled to receive a net up front payment of $1 million, and may receive, net of amounts owed to third parties, over $75 million in milestones as well as 9% in royalties on potential future worldwide sales by Retrophin.

Internal Product Development Programs

As summarized in the table below, we are developing several proprietary products for a variety of indications. These programs represent our future licensing opportunities to expand our partnered asset portfolio.

Program	Disease/Indication	Development Phase

CAPTISOL-Enabled Melphalan IV	Oncology	Pivotal

HepDirect HCV Inhibitor	Hepatitis C	Preclinical

IRAK4 Inhibitor	Inflammation	Preclinical

Glucagon Receptor Antagonist	Diabetes	Preclinical

CAPTISOL-Enabled Topiramate	Epilepsy	Phase II

CAPTISOL-Enabled Melphalan IV

We are developing a proprietary CAPTISOL-enabled formulation of melphalan as an injectable, palliative treatment for patients with multiple myeloma. Melphalan, which is currently marketed by GSK under the name Alkeran®, is the standard of care for use in conditioning regimens prior to autologous stem cell transplant in patients with multiple myeloma. Our Captisol-enabled form of melphalan does not require a special non-aqueous dissolving solvent system - containing high levels of propylene glycol—for reconstitution, and can be dissolved directly into saline. This allows for longer administration durations and slower infusion rates, enabling doctors to safely achieve a higher dose intensity of pre-transplant chemotherapy. The CAPTISOL-enabled melphalan program has also obtained orphan drug designation from the FDA. In December 2011, we reported final phase II bioequivalence data from this program and expect to initiate a pivotal study in 2012 to support a US 505(b)(2) filing with the FDA in 2013.

HepDirect HCV Inhibitor Program

We are developing novel small molecule inhibitors of the Hepatitis C virus using our HepDirect technology platform. Data from current lead molecules suggest that directing these molecules to the liver using the HepDirect technology produces fewer side effects and the potential for an overall superior risk-benefit ratio compared to non HepDirect therapies. We anticipate filing an IND for our lead program in 2013.

IRAK4 Inhibitor Program

We are developing small molecule Interleukin-1 Receptor Associated Kinase-4 (IRAK4) inhibitors for the treatment of inflammatory and immune disorders. IRAK4 plays an important role in the innate immune system and may also be important for cross-talk between the innate and adaptive immune systems. IRAK4 is a key signaling component downstream of both toll-like receptors and interleukin-1 receptors suggesting that it may have therapeutic value for a range of autoimmune and inflammatory conditions. Inhibition of IRAK4 activity has been implicated in multiple diseases including rheumatoid arthritis, systemic lupus erythematosus, gout, inflammatory bowel disease, asthma, and allergic rhinitis. Inhibitors of IRAK4 may also be useful for the treatment of certain leukemias and lymphomas. We have identified orally available small molecule inhibitors of IRAK4 which are under investigation for use in cancer and autoimmune diseases.

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

Other Internal Programs Awaiting Further Development Funding, Either Through Ligand or a Partner

•	Aplindore (Phase II, Restless Leg/Parkinson’s)

•	Selective Androgen Receptor Modulator-SARM (Phase I, Muscle Wasting)

•	CAPTISOL-Enabled Nasal Budesonide (Phase I, Allergic Rhinitis)

•	Oral EPO-Receptor Agonist (Preclinical, Anemia)

•	GCSF-Receptor Agonist (Preclinical, Neutropenia)

•	Thyroid Receptor-beta Agonist (Preclinical, Dyslipidemia)

•	Histamine H3 Receptor Antagonist (Preclinical, Cognitive Disorders)

•	Glucokinase Activator (Preclinical, Diabetes)

•	DGAT Inhibitor (Preclinical, Diabetes)

•	CCR1 Inhibitor (Preclinical, oncology)

•	CRTH2 Inhibitor (Preclinical, Inflammation)

•	Topical JAK3 (Preclinical, Inflammation)

•	Others

Recent Acquisitions and Other Transactions

CyDex Pharmaceuticals, Inc. Acquisition

On January 26, 2011, we completed the acquisition of CyDex Pharmaceuticals, Inc. or CyDex. As a result, we gained revenue from four currently marketed products and one currently approved product, a large portfolio of partnered drug development programs, an internal pipeline of proprietary drugs, and the CAPTISOL drug formulation platform technology. We paid $31.6 million in cash, of which $20.0 million was financed, with an additional $4.3 million paid on the one-year anniversary of the transaction. In addition, as previously disclosed, Cydex stockholders are entitled to contingent cash payments related to certain transactions and pursuant to a revenue share plan.

Strategic Alliance with Chiva Pharmaceuticals of China for HepDirect Drug Development

In January 2011, we entered into a strategic relationship with Chiva Pharmaceuticals, Inc., or Chiva, to develop several of our assets and technology in China and potentially worldwide. Chiva was granted licenses to begin immediate development in China of our two clinical-stage HepDirect programs, Pradefovir for hepatitis B and MB01733 for hepatocellular carcinoma. Additionally, we granted Chiva a non-exclusive HepDirect technology license for the discovery, development and worldwide commercialization of new compounds in hepatitis B (HepB), hepatitis C (HepC) and hepatocellular carcinoma (HCC).

Chiva is obligated to develop these programs to address the high unmet medical need in China’s fast growing pharmaceutical market. The Chinese government is offering financial support to pharmaceutical companies like Chiva who can develop innovative therapies in China for public health needs such as infectious disease and oncology.

Under the terms of the agreement, we have the potential to earn over $100 million in milestones and royalties on potential sales related to our assets. In August 2011, the contract was amended to increase the royalty rates we are eligible to receive on licensed products in return for relinquishing rights to a 10% equity position in Chiva that we were entitled to under the original agreement.

CAPTISOL License and Supply Agreement with The Medicines Company to Develop CAPTISOL-Enabled Clopidogrel

In June 2011, we entered into a CAPTISOL License and Supply Agreement with The Medicines Company for development and commercialization of CAPTISOL-enabled clopidogrel for use as an intravenous drug. Under this License Agreement, we received a $1.8 million upfront payment, of which $0.9 million was remitted to the CyDex CVR holders. We are entitled to potentially receive up to $22 million of milestone payments.

We are also eligible to receive, under the License Agreement, a substantial royalty on worldwide net sales of The Medicines Company’s intravenous clopidogrel formulated with CAPTISOL, and we also expect to manufacture and sell clinical and commercial supplies of CAPTISOL to The Medicines Company.

CAPTISOL Supply Agreement with Merck for Undisclosed Program

In June 2011, we entered into a commercial supply agreement to provide CAPTISOL® to Merck. Under the Supply Agreement, we exclusively licensed intellectual property rights related to CAPTISOL to commercialize the licensed product worldwide and non-exclusively licensed such intellectual property rights and data related to CAPTISOL to engage in activities related to regulatory approval for the licensed product worldwide. The companies also agreed to mutual exclusivity terms.

In consideration for the associated data package and intellectual property rights, Merck agreed to make milestone payments associated with specified regulatory events related to the licensed product. Merck also will pay an increased supply price in lieu of a royalty on net sales of the licensed product.

Fablyn License Agreement with Chiva Pharmaceuticals

In October 2011, we entered into a License Agreement with Chiva Pharmaceuticals, Inc. Under the License Agreement, we granted to Chiva an exclusive worldwide license, with sub-license rights, to our intellectual property rights related to Fablyn, a selective estrogen receptor modulator. Chiva is obligated to pay us a non-refundable license issuance fee of $4 million on or before June 1, 2012. We are also eligible to receive, under the License Agreement, both milestones and royalty payments on worldwide net sales of Fablyn.

CAPTISOL License and Supply Agreement with SAGE Therapeutics

In October 2011, we entered into a License Agreement with SAGE Therapeutics, Inc., or SAGE, granting SAGE an exclusive right to use CAPTISOL® in SAGE’s development and commercialization of therapeutic drugs formulating certain allosteric receptor modulators with CAPTISOL against identified central nervous system disorders. Under the License Agreement, we will receive upfront and research support payments, and potentially can receive additional payments if SAGE exercises certain product commercialization options. Upon commercialization, we could potentially receive milestone payments for CAPTISOL-enabled programs, plus tiered royalties on net sales for products that use the CAPTISOL technology. We are also eligible to receive material sales revenue from the shipment of CAPTISOL to SAGE for clinical and commercial activities.

CAPTISOL License and Supply Agreement with Eli Lilly

In December 2011, we entered into a License and Supply Agreement with Eli Lilly (“Lilly”) and Company. Under the License Agreement, we granted to Lilly an exclusive, nontransferable license to such intellectual property rights that will enable Lilly to develop and potentially commercialize CAPTISOL-enabled® intravenous oncology therapeutics. Lilly paid us a non-refundable license issuance fee of $1 million. We are also eligible to receive royalty payments on worldwide net sales of any products that are successfully commercialized.

Under the Supply Agreement, Lilly agreed to purchase from us its CAPTISOL requirements for the development of the compounds contemplated by the License Agreement, as well as any CAPTISOL required for any product that is successfully commercialized.

CAPTISOL License and Supply Agreement with Hospira for Undisclosed Program

In December 2011, we entered into a License and Supply Agreement with Hospira, Inc. Under the Agreement, we granted a license in specified territories, with sub-license rights, to such intellectual property rights that will enable the manufacture and sale of certain finished drug products of which CAPTISOL® is a component. The terms of the Agreement call for us to receive a non-refundable license fee of $0.5 million. In addition, we received a pre-payment of $2.5 million, to be applied as a credit toward the first $2.5 million of CAPTISOL supplied under the Agreement. In the event of a termination prior to us supplying $2.5 million of CAPTISOL, we will refund the difference of the value of CAPTISOL supplied and the $2.5 million pre-payment. We are also eligible to receive milestone payments upon the occurrence of certain specified sales goals.

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

In September 1993, CyDex obtained from the University of Kansas, or KU, an exclusive, worldwide license, with the right to sublicense, under the original CAPTISOL patents, as well as intellectual property covering the results generated during specified CyDex-sponsored research activities at KU. We are responsible for maintaining the Drug Master File (“DMF”) for CAPTISOL. KU retained a research license to the technology for noncommercial educational and research purposes, and agreed to assign to us its then-pending license agreements with Pfizer relating to CAPTISOL.

In August 2004, the KU license agreement was amended to replace all future payment terms under the agreement, including royalties, with a concurrent lump sum payment and issuance of CyDex stock to KU. KU also granted us a right of first refusal to acquire exclusive, worldwide rights to any future improvements to CAPTISOL, including any next generation formulations of CAPTISOL, that are developed by KU or by third parties pursuant to research sublicenses granted by KU. KU is obligated to disclose to us in writing any such improvement, and upon receipt of such information, we may exercise our right of first refusal to obtain such an exclusive license upon terms and conditions not materially different than those described in the original KU license agreement. To date, we have not exercised our right of first refusal to acquire any such improvements. The license agreement with KU will remain in force until the expiration of all licensed patents.

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

We currently outsource the production of CAPTISOL to Hovione FarmaCiencia SA, or Hovione, a major supplier of APIs and API intermediates located in Lisbon, Portugal. In December 2002, CyDex entered into a CAPTISOL supply agreement with Hovione, under which Hovione is our exclusive supplier of CAPTISOL and is restricted from supplying CAPTISOL to third parties, so long as specified conditions are met. In addition to its main manufacturing site in Loures, Portugal, Hovione will qualify a second site in Macau if our forecast requirements for CAPTISOL exceed the capabilities of the Loures site. We have ongoing minimum purchase commitments under the agreement and are required to pay Hovione an aggregate minimum amount during the agreement term. Hovione must supply amounts exceeding our forecasts by a fixed percent. In January 2008, we entered into an amendment to the supply agreement, under which we and Hovione agreed to reduce our minimum annual purchase requirement of CAPTISOL and to extend the term of the agreement.

We pay Hovione unit prices, in U.S. dollars, for all CAPTISOL supplied after the commercial production date, which prices may be adjusted based on the following:

•	fluctuation in currency exchange rates;

•	change in raw material prices;

•	change in the Portuguese consumer price index; and

•	our requested changes to the CAPTISOL manufacturing process or specifications.

In the event of a CAPTISOL supply interruption, we are permitted to designate and, with Hovione’s assistance, qualify one or more alternate suppliers. If the supply interruption continues beyond a designated period, we may terminate the agreement. In addition, if Hovione cannot supply our requirements of CAPTISOL due to an uncured force majeure event or if the unit price of CAPTISOL exceeds a set figure, we may obtain CAPTISOL from a third party. In December 2011, the contract was amended to allow certain bulk quantities of CAPTISOL to be distributed directly from Hovione.

Unless terminated earlier, the agreement will continue until it expires in December 2019. The term will automatically continue after the initial term for successive two year renewal terms, unless either party gives written notice of its intention to terminate the agreement no less than two years prior to the expiration of the initial term or renewal term. In addition, either party may terminate the agreement for the uncured material breach or bankruptcy of the other party or an extended force majeure event. We may terminate the agreement for extended supply interruption, regulatory action related to CAPTISOL or other specified events.

For further discussion of these items, see below under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Research and Development Expenses

Research and development expenses from continuing operations were $10.3 million, $22.1 million, and $39.9 million in 2011, 2010, and 2009, respectively, of which 99%, 61%, and 47%, respectively, were sponsored by us.

There were no research and development expenses from discontinued operations in 2011, 2010, and 2009.

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

Royalties we currently receive from Pfizer, as successor to King on AVINZA represent a portion of our ongoing revenue. The United States patent on AVINZA is not expected to expire until November 2017; however, applications for generic forms of AVINZA have been submitted to the FDA. The last to expire United States patents relating to PROMACTA is not expected to expire until December 2024. The last to expire United States patents related to CAPTISOL is not expected to expire until 2029. Subject to compliance with the terms of the respective agreements, our rights under our licenses with our exclusive licensors extend for the life of the patents covering such developments. For a discussion of the risks associated with patent and proprietary rights, see below under “Item 1A. Risk Factors.”

Human Resources

As of February 1, 2012, we had 21 full-time employees, of whom 7 are involved directly in scientific research and development activities. Of these employees, 6 hold Ph.D. or M.D. degrees.

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

Furthermore, all of CyDex’s products and product candidates, as well as the technology that it outlicenses, are based on CAPTISOL. In addition, CyDex or its partners are attempting to develop some product candidates that may contain significantly higher levels of CAPTISOL than in any currently-approved product and has directed developers to demonstrate an adequate safety margin, and specifically acceptable renal safety. If products or product candidates incorporating CAPTISOL technology were to cause any unexpected adverse events, whether in preclinical studies, clinical trials or as commercialized products, whether as a result of CAPTISOL or otherwise, the perception of CAPTISOL safety could be seriously harmed. If this were to occur, we may not be able to market these products unless and until we are able to demonstrate that the adverse event was unrelated to CAPTISOL, which we may not be able to do. Further, whether or not the adverse event was a result of CAPTISOL, we could be required by the FDA to submit to additional regulatory reviews or approvals, including extensive safety testing or clinical testing of products using CAPTISOL, which would be expensive and, even if we were to demonstrate that the adverse event was unrelated to CAPTISOL, would delay our marketing of CAPTISOL-enabled products and receipt of revenue related to those products.

Royalties based on sales of AVINZA and PROMACTA represent a substantial portion of our revenues.

Pfizer, as successor to King is obligated to pay us royalties based on its sales of AVINZA and GSK is obligated to pay us royalties on its sales of PROMACTA. These royalties are expected to be a substantial portion of our ongoing revenues for some time. As a result, any setback that may occur with respect to AVINZA or PROMACTA could significantly impair our operating results and/or reduce the market price of our stock. Setbacks for AVINZA and PROMACTA could include problems with shipping, distribution, manufacturing, product safety, marketing, government regulation, licenses and approvals, intellectual property rights, competition with existing or new products and physician or patient acceptance of the products, as well as higher than expected total rebates, returns or discounts.

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

In July 2009, King, King Pharmaceuticals Research and Development, Inc., Elan and Elan Pharma International Ltd. jointly filed suit in federal district court in New Jersey against Sandoz Inc., or Sandoz, for patent infringement under the 339 patent. According to the complaint, Sandoz filed an ANDA for morphine sulfate extended release capsules and, in connection with the ANDA filing, Sandoz provided written certification to the FDA alleging that the claims of the 339 patent are invalid, unenforceable and/or will not be infringed by the manufacture, use or sale of Sandoz’s proposed morphine product. Similar to the lawsuit against Actavis, this lawsuit seeks a judgment that would, among other things, prevent Sandoz from commercializing its proposed morphine product until after expiration of the 339 patent. Trial was previously expected to be set to start during the second half of 2011, but the court ordered a stay of proceedings starting on May 2, 2011. An adverse judgement on the patent could significantly impact our future revenues.

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

We currently have one supplier of CAPTISOL, Hovione FarmaCiencia SA, or Hovione, through its agent Hovione LLC. Hovione is a major supplier of APIs and API intermediates located in Lisbon, Portugal. Hovione has other production sites in Cork, Ireland and Macau, China, but those sites are not yet qualified to make CAPTISOL. If a major disaster were to happen at Hovione or Hovione were to suffer major production problems or were to fail to deliver CAPTISOL to us for any other reason, there could be a significant interruption of our CAPTISOL supply. While we carry a significant inventory of CAPTISOL for this type of occurrence, which should permit us to satisfy our existing supply obligations through 2012 under current and anticipated demand conditions, an unusually large order or two could rapidly deplete that inventory and cause significant problems with our licensees and disrupt our business. In addition, if we fail to supply CAPTISOL under our supply agreements, our customers could obtain the right to have CAPTISOL manufactured by other suppliers, which would significantly harm our business.

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

Our operations have consumed substantial amounts of cash since inception. As of December 31, 2011, we had a negative working capital of $11.4 million. Clinical and preclinical development of drug candidates is a long, expensive and uncertain process. Also, we may acquire companies, businesses or products and the consummation of such acquisitions may consume additional cash. For example, as part of the consideration for our recent acquisition of CyDex, we distributed approximately $12.0 million of our cash to CyDex stockholders. In connection with the acquisition, we entered into a $20 million Loan and Security Agreement, or the Loan Agreement, with a lender. Under the terms of the Loan Agreement, we will make interest only payments for one year at a fixed rate of 8.64%, with an option to extend the interest only payments for an additional year, which we intend to exercise. Subsequent to the interest only payments, the note will amortize with principal and interest payments due through the remaining term of the loan. The loan term, including interest only payments, is 42 months.

The Contingent Value Rights Agreement (“CVR Agreement”) that was part of the CyDex acquisition obligated us to pay $4.3 million in January 2012 to the CyDex stockholders. In addition, in the event of a Default (as defined in the CVR Agreement), we would be obligated to deliver to an escrow agent the future cash payments called for under the CVR Agreement. There can be no assurances that in the event of a Default that we would be able to deliver the lump sum payment to the escrow agent.

In March 2011, we borrowed $5.0 million from Square 1 Bank and April 2011 we borrowed an additional $5.0 million from Square 1. All outstanding amounts under the loan bear interest at a floating rate equal to 200 basis points above the prime rate and may become immediately due and payable if we fail to maintain a cash balance at Square 1 of at least $5.0 million. The maturity date of the revolving line of credit facility is March 29, 2012. We paid $4.5 million on our revolving credit facility in January 2012.

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

In September 2011, we received a notice from MedImmune (a subsidiary of AstraZeneca) that it was exercising its right to terminate the Collaboration and License Agreement, dated April 19, 2001. Upon termination, all materials and know-how related to the IL-9 antibody program by MedImmune was returned to us. MedImmune is required to discuss the granting of a royalty-bearing license to intellectual property with respect to the product licensed under the agreement. However, MedImmune has no obligation to grant such a license or retain the ability to grant such a license. The termination was effective on November 30, 2011.

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

We have entered into several out-licensing agreements for the development and commercialization of our products. We currently depend on our arrangements with our outlicensees to sell products using our CAPTISOL technology. These agreements generally provide that outlicensees may terminate the agreements at will. If our outlicensees discontinue sales of products using our CAPTISOL technology, fail to obtain regulatory approval for their products using our CAPTISOL technology, fail to satisfy their obligations under their agreements with us, or otherwise choose to utilize a generic form of CAPTISOL should it become available, or if we are unable to establish new licensing and marketing relationships, our financial results and growth prospects would be materially affected. Further, under most of our CAPTISOL outlicenses, the amount of royalties we receive will be reduced or will cease when the relevant patent expires. While we have other more recent patents relating to CAPTISOL with later expiration dates (for example, our high purity patent, U.S. Patent No. 7,635,773 is not expected to expire until 2029 and our morphology patent, U.S. Patent No. 7,629,331 is not expected to expire until 2025), the initially filed patents relating to CAPTISOL expired in 2010 in the U.S. and are expected to expire between 2011 and 2016 in most countries outside the U.S. If our other intellectual property rights are not sufficient to prevent a generic form of CAPTISOL from coming to market and if in such case our outlicensees choose to terminate their agreements with us, the source of the vast majority of our CAPTISOL revenue may cease to exist.

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

We were founded in 1987. We have incurred significant losses since our inception. As of December 31, 2011, our accumulated deficit was $681.8 million.

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

In addition, King assumed our obligation to make payments to Organon based on net sales of AVINZA (the fair value of which was $21.5 million as of December 31, 2011). We remain liable to Organon in the event King defaults on this obligation. Any requirement to pay a material amount to Organon, could adversely affect our business and the price of our securities.

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

As described in Item 9, we identified a material weakness as a result of improper accounting for significant non-routine transactions. Management has determined that the material weakness was a result of inadequate staffing. Since the transaction date which resulted in this material weakness, we have added a corporate controller to our finance and accounting staff. While we had processes to identify and apply accounting standards to complex transactions, we enhanced these processes with the addition of a resource with the ability to research and understand the nuances of complex accounting standards. Given this material weakness, management determined that we did not maintain effective internal control over financial reporting. The existence of one or more material weakness or significant deficiency could result in future errors in our consolidated financial statements. Substantial costs and resources may be required to rectify any internal control deficiencies. If we fail to achieve and maintain the adequacy of our internal controls in accordance with applicable standards, we may be unable to conclude on an ongoing basis that we have effective internal controls over financial reporting. If we cannot produce reliable financial reports, our business and financial condition could be harmed, investors could lose confidence in our reported financial information, or the market price of our stock could decline significantly. In addition, our ability to obtain additional financing to operate and expand our business, or obtain additional financing on favorable terms, could be materially and adversely affected, which, in turn, could materially and adversely affect our business, our financial condition and the market value of our securities. Moreover, our reputation with customers, lenders, investors, securities analysts and others may be adversely affected.

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

We currently occupy approximately 9,000 square feet of office facilities in San Diego, California leased through June 2012. We entered into a new lease for a period of 84 months commencing July 1, 2012, for premises consisting of approximately 16,500 square feet of office and laboratory space located in San Diego to serve as our new corporate headquarters. We believe this facility is adequate to meet our space requirements for the foreseeable future.

We lease approximately 1,500 square feet of laboratory space located at the Bioscience and Technology Business Center in Lawrence, Kansas leased through December 31, 2014.

We lease approximately 99,000 square feet in three facilities in Cranbury, New Jersey under leases that expire in 2016. We fully vacated these facilities in September 2010.

We also lease a 52,800 square foot facility in San Diego that is leased through July 2015. In January 2008, we began subleasing the 52,800 square foot facility under a sublease agreement through July 2015. We fully vacated this facility in February 2008.

When we acquired Neurogen Corporation in December 2009, they were conducting operations in laboratory and administrative facilities on a single site located in Branford, Connecticut. The total facilities, which were owned by Neurogen comprised approximately 142,000 square feet, of which approximately 21,000 square feet was leased by another company month to month. On February 2, 2010, we sold the facilities and the surrounding land for approximately $3.5 million in cash, less expenses.

Item 3.	Legal Proceedings

From time to time we are subject to various lawsuits and claims with respect to matters arising out of the normal course of our business. Due to the uncertainty of the ultimate outcome of these matters, the impact on future financial results is not subject to reasonable estimates.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the NASDAQ Global Market (formerly NASDAQ National Market) under the symbol “LGND”. These numbers give affect to the 1-for-6 reverse split effected on November 19, 2010.

The following table sets forth the high and low intraday sales prices for our common stock on the NASDAQ Global Market for the periods indicated:

	Price Range
	High	Low
Year Ended December 31, 2011:
1st Quarter	$11.10	$8.64
2nd Quarter	12.06	9.39
3rd Quarter	16.24	10.16
4th Quarter	15.91	10.50

Year Ended December 31, 2010:
1st Quarter	$13.80	$9.30
2nd Quarter	11.64	8.22
3rd Quarter	10.32	8.28
4th Quarter	14.80	8.14

As of February 1, 2012, the closing price of our common stock on the NASDAQ Global Market was $12.81.

Holders

As of February 1, 2012, there were approximately 1,465 holders of record of the common stock.

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

	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11
Ligand	100%	60%	34%	27%	19%	25%
NASDAQ Market (U.S. Companies) Index	100%	111%	66%	97%	114%	113%
NASDAQ Biotechnology Stocks	100%	105%	92%	106%	123%	137%

Item 6.	Selected Consolidated Financial Data

The following selected historical consolidated financial and other data are qualified by reference to, and should be read in conjunction with, our consolidated financial statements and the related notes thereto appearing elsewhere herein and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our selected statement of operations data set forth below for each of the years ended December 31, 2011, 2010, 2009, 2008, and 2007 and the balance sheet data as of December 31, 2011, 2010, 2009, 2008, and 2007 are derived from our consolidated financial statements.

	Year Ended December 31,
	(in thousands, except share data)
	2011	2010	2009	2008	2007
Consolidated Statement of Operations Data:
Royalties	$9,213	$7,279	$8,334	$20,305	$11,409
Material sales	12,123	—	—	—	—
Collaborative research and development and other revenues	8,701	16,259	30,606	7,000	1,485
Cost of material sales	4,909	—	—	—	—
Research and development expenses	10,291	22,067	39,870	30,770	44,623
General and administrative expenses	14,977	12,829	15,211	23,785	30,410
Lease exit and termination costs	(22)	16,894	15,235	—	—
Write-off of acquired in-process research and development	2,282	2,754	442	72,000	—
Accretion of deferred gain on sale leaseback	1,702	1,702	21,851	1,964	1,964
Loss from operations	(698)	(29,304)	(9,967)	(97,286)	(60,175)
Income (loss) from continuing operations	10,173	(12,786)	(8,337)	(97,460)	(34,759)
Discontinued operations (1)	3	2,413	6,389	(654)	316,447
Net income (loss)	10,176	(10,373)	(1,948)	(98,114)	281,688
Basic per share amounts:
Income (loss) from continuing operations	$0.52	($0.65)	($0.44)	($6.12)	($2.15)
Discontinued operations (1)	—	0.12	0.34	(0.04)	19.62

Net income (loss)	$0.52	($0.53)	($0.10)	($6.16)	$17.47
Weighted average number of common shares	19,655,632	19,613,201	18,862,751	15,917,570	16,124,731
Diluted per share amounts:
Income (loss) from continuing operations	$0.52	($0.65)	($0.44)	($6.12)	($2.12)
Discontinued operations (1)	0	0.12	0.34	(0.04)	19.34

Net income (loss)	$0.52	($0.53)	($0.10)	($6.16)	$17.22
Weighted average number of common shares	19,713,320	19,613,201	18,862,751	15,917,570	16,354,121

	December 31,
	2011	2010	2009	2008	2007
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents, short-term investments and restricted cash and investments	$18,382	$24,038	$54,694	$82,012	$95,819
Working capital (2)	(11,413)	3,531	15,994	23,315	58,975
Total assets	122,350	75,559	141,807	171,448	173,278
Current portion of deferred revenue, net	1,240	—	4,989	10,301	—
Current portion of deferred gain	—	1,702	1,702	1,964	1,964
Long-term obligations (excludes long-term portions of deferred revenue, net and deferred gain)	101,894	36,030	72,350	58,743	53,048
Long-term portion of deferred revenue, net	3,466	2,546	3,495	16,819	2,546
Long-term portion of deferred gain	—	—	1,702	23,292	25,256
Common stock subject to conditional redemption	8,344	8,344	8,344	12,345	12,345
Accumulated deficit	(681,771)	(691,947)	(681,574)	(679,626)	(581,512)
Total stockholders’ equity (deficit)	8,646	(4,849)	3,744	(10,365)	29,115

(1)	We sold our Oncology Product Line (“Oncology”) on October 25, 2006 and our AVINZA Product Line (“AVINZA”) on February 26, 2007. The operating results for Oncology and AVINZA have been presented in our consolidated statements of operations as “Discontinued Operations.”
(2)	Working capital includes deferred product revenue recorded under the sell-through revenue recognition method.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a biotechnology company that operates with a business model focused on developing or acquiring revenue generating assets and coupling them to a lean corporate cost structure. Our goal is to create a sustainably profitable business and generate meaningful value for our stockholders. Since a portion of our business model is based on the goal of partnering with other pharmaceutical companies to commercialize and market our assets, a significant amount of our revenue is based largely on payments made to us by partners for royalties, milestones and license fees. We recognized the important role of the drug reformulation segment in the pharmaceutical industry and in 2011 added CAPTISOL® to our technology portfolio. CAPTISOL is a powerful formulation technology that has enabled five FDA approved products, including Pfizer’s VFEND® IV and Baxter International’s Nexterone® and is currently being used in a number of clinical-stage partner programs. In comparison to our peers, we believe we have assembled one of the largest and most diversified asset portfolios in the industry with the potential to generate significant revenue in the future. In addition, therapies in development address the unmet medical needs of patients for a broad spectrum of diseases including hepatitis, muscle wasting, Alzheimer’s disease, dyslipidemia, diabetes, anemia, asthma, rheumatoid arthritis and osteoporosis. We have established multiple alliances with the world’s leading pharmaceutical companies including GlaxoSmithKline, Merck, Pfizer, Baxter International, Bristol-Myers Squibb, Celgene, Onyx Pharmaceuticals, Lundbeck Inc., Eli Lilly & Co., and The Medicines Company.

In January 2011, we completed the acquisition of CyDex Pharmaceuticals, Inc., or CyDex. As a result, we gained revenue from four currently marketed products, a large portfolio of partnered drug development programs, an internal pipeline of proprietary drugs, and the CAPTISOL drug formulation platform technology. CyDex is now a wholly owned subsidiary of Ligand.

In July 2011, we executed a patent license agreement for the exclusive license to make, have made, import, use, sell or offer for sale the compound associated with Fablyn. Fablyn is a selective estrogen receptor modulator product candidate that resulted from a collaboration between Pfizer and us formed to develop therapies for osteoporosis. In February 2009, Pfizer received approval from the European Commission for Fablyn tablets. In October 2011, we entered into a license agreement with Chiva Pharmaceuticals, Inc. for Fablyn. Under the License Agreement, we granted Chiva an exclusive worldwide license, with sub-license rights, to our intellectual property rights related to Fablyn. Chiva is obligated to pay us a non-refundable license issuance fee of $4.0 million on or before June 1, 2012, of which $2.5 million was received in 2011. We are also eligible to receive, under the License Agreement, both milestones and royalty payments on worldwide net sales of Fablyn.

In October 2011, we entered into a License Agreement with privately-held SAGE Therapeutics, Inc. granting SAGE an exclusive right to use CAPTISOL® in SAGE’s development and commercialization of therapeutic drugs formulating certain allosteric receptor modulators with CAPTISOL against identified central nervous system disorders. Under the License Agreement, we will receive upfront and research support payments, and potentially can receive additional payments if SAGE exercises certain product commercialization options. Upon commercialization, we could potentially receive milestone payments for CAPTISOL-enabled programs, plus tiered royalties on net sales for products that use the CAPTISOL technology. We are also eligible to receive commercial revenue from the shipment of CAPTISOL to SAGE for clinical and commercial activities.

In December 2011, we entered into a License and Supply Agreement with Eli Lilly (“Lilly”) and Company. Under the License Agreement, we granted to Lilly an exclusive, nontransferable license to such intellectual property rights that will enable Lilly to develop and potentially commercialize CAPTISOL-enabled® intravenous oncology therapeutics. Additionally, Lilly paid us a non-refundable license issuance fee of $1 million. We are also eligible to receive royalty payments on worldwide net sales of any products that are successfully commercialized.

Under the Supply Agreement, Lilly agreed to purchase from us its CAPTISOL requirements for the development of the compounds contemplated by the License Agreement, as well as any CAPTISOL required for any product that is successfully commercialized.

In December 2011, we entered into a License and Supply Agreement with Hospira, Inc. Under the Agreement, we granted a license in specified territories, with sub-license rights, to such intellectual property rights that will enable the manufacture and sale of certain finished drug products of which CAPTISOL® is a component. The terms of the Agreement call for us to receive a non-refundable license fee of $0.5 million. In addition, we received a pre-payment of $2.5 million, to be applied as a credit toward the first $2.5 million of CAPTISOL supplied under the Agreement. In the event of a termination prior to us supplying $2.5 million of CAPTISOL, we will refund the difference of the value of CAPTISOL supplied and the $2.5 million pre-payment. We are also eligible to receive milestone payments upon the occurrence of certain specified sales goals.

In December 2011, our partner Onyx Pharmaceuticals, Inc., or Onyx, announced that the U.S. Food and Drug Administration, or FDA, had granted Standard Review designation to the New Drug Application, or NDA, for carfilzomib for the potential treatment of patients with relapsed and refractory multiple myeloma. The Prescription Drug User Fee Act, or PDUFA, date for completion of review by the FDA of the NDA is July 27, 2012. Carfilzomib is also currently being evaluated in two Phase 3 clinical trials. Under our agreement with Onyx, we are entitled to milestones, royalties and revenue from CAPTISOL material sales.

Metabasis Contingent Value Rights

In January 2010, we completed our acquisition of Metabasis. In addition to cash consideration, we issued four tradable Contingent Value Rights (“CVRs”), one CVR from each of four respective series of CVRs, for each Metabasis share. The CVRs will entitle the holder to cash payments as frequently as every six months as cash is received by us from the sale or partnering of any of the Metabasis drug development programs, among other triggering events. We have also committed to spend at least $7 million within 30 months and $8 million within 42 months, in new research and development funding on the Metabasis programs. Through December 31, 2011, we estimate that we have spent approximately $5.1 million of the committed amount.

In January 2011, we entered into a strategic relationship with Chiva Pharmaceuticals, Inc. to develop multiple assets and technology in China and potentially worldwide. Chiva was granted licenses to begin immediate development in China of two clinical-stage HepDirect programs, Pradefovir for hepatitis B and MB01733 for hepatocellular carcinoma. Additionally, we granted Chiva a non-exclusive HepDirect technology license for the discovery, development and worldwide commercialization of new compounds in hepatitis B (HepB), hepatitis C (HepC) and hepatocellular carcinoma (HCC). Under the terms of the agreement, we are entitled to milestones and royalties on potential sales. In addition, we are entitled to receive a portion of any sublicensing revenue generated from sublicensing of collaboration compounds to third parties in a major world market. We received a $0.5 million license payment in March 2011, of which $0.1 million was remitted to CVR holders.

In August 2011, we entered into an amendment to the license agreement which required that the second $0.5 million licensing fee be paid in September 2011. In addition, the amendment increased royalty rates which we may receive under the license agreement to 6% of net sales of products (other than Pradefovir) and 9% of net sales for Pradefovir. In addition, the amendment removed from the license agreement the provision that we could potentially earn a 10% equity position in Chiva as a milestone payment. The amendment’s second $0.5 million licensing fee payment was received by us from Chiva in September 2011, of which $0.1 million was remitted to CVR holders.

Results of Operations

Total revenues for 2011 were $30.0 million, compared to $23.5 million in 2010 and $38.9 million in 2009. Our income from continuing operations for 2011 was $10.2 million, or $0.52 per share, compared to losses from continuing operations of $12.8 million, or $0.65 per share in 2010 and $8.3 million, or $0.44 per share, in 2009.

Royalty Revenue

Royalty revenues were $9.2 million in 2011 compared to $7.3 million in 2010 and $8.3 million in 2009. The increase in royalty revenue of $1.9 million for the year ended December 31, 2011 is primarily due to an increase in PROMACTA sales. The decrease in royalty revenue of $1.0 million for the year ended December 31, 2010 is primarily due to lower AVINZA sales, partially offset by an increase in PROMACTA sales.

Collaborative Research and Development and Other Revenue

Collaborative research and development and other revenues for 2011 were $8.7 million compared to $16.3 million in 2010 and $30.6 million in 2009. Collaborative research and development and other revenues include reimbursement for ongoing research activities, earned milestones, and recognition of prior years’ up-front fees previously deferred.

A comparison of collaborative research and development and other revenues is as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Collaborative research and development	$601	$7,734	$23,316
License fees	5,889	6,250	525
Milestones and other	2,211	2,275	6,765

	$8,701	$16,259	$30,606

Collaborative research and development. The decrease of $7.1 million for the year ended December 31, 2011 is due to the termination of research collaboration agreements. The decrease of $15.6 million for the year ended December 31, 2010 is primarily due to the termination of our research collaboration agreements throughout the year.

License fees. License fees in 2011 reflect $2.5 million for the license of Fablyn to Chiva, $1.3 million related to a CAPTISOL platform license, and $2 million related to licenses for internally developed programs. License fees in 2010 reflect the licensing of several compounds upon the termination of research collaborations. License fees in 2009 reflect licenses for internally developed programs.

Milestones and Other. Milestones and other revenue in 2011 primarily reflect milestones earned from CAPTISOL related programs, as well as $1.2 million relating to the sale of future royalty rights which had previously been deferred. Milestones in 2010 reflect $2.3 million received from Roche related to the initiation of a Phase I clinical trial under an agreement acquired from Metabasis. Milestones in 2009 reflect $4.0 million received from Merck in connection with lead identification and transferred programs, $1.3 million received from GSK for lead identification and $1.5 million from Pfizer related to NDA filings.

Research and Development Expenses

Research and development expenses were $10.3 million in 2011 compared to $22.1 million in 2010 and $39.9 million in 2009. The major components of research and development expenses are as follows (in thousands):

	Years Ended December 31,
	2011	2010	2009
Research performed under collaboration agreements	$0	$8,670	$21,194
Internal research programs	8,741	10,877	12,963

Total research	$8,741	$19,547	$34,157
Development costs	1,550	2,520	5,713

Total research and development	$10,291	$22,067	$39,870

The decrease in research and development expenses of $11.8 million for the year ended December 31, 2011 was primarily due to $8.7 million of costs associated with collaboration agreements that were terminated as well as $3.1 million of other costs associated with internal research programs. The decrease in research and development expenses of $17.8 million for the year ended December 31, 2010 was primarily due to $12.5 million of costs associated with collaboration agreements that were terminated, $3.2 million of costs associated with clinical trials and $1.8 million in reduced headcount related and other costs associated with internal research programs.

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

General and Administrative Expenses

General and administrative expenses were $15.0 million for 2011, compared to $12.8 million for 2010 and $15.2 million for 2009. The increase in general and administrative expenses in 2011 is primarily due to costs to operate the CyDex business and an increase in non-cash stock based compensation expenses.

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

Write-off of in-process research and development

In 2011, we recorded a non-cash impairment charge of $1.1 million for the write-off of intellectual property and interests in future milestones and royalties for MEDI-528, an IL-9 antibody program by AstraZeneca’s subsidiary, MedImmune. The asset was impaired upon receipt of notice from MedImmune that it was exercising its right to terminate the collaboration and license agreement.

Additionally, in 2011, we recorded a non-cash impairment charge of $1.2 million for the write-off of interests in future milestones for TRPV1, a collaborative research and licensing program between us and Merck, related to the physiology, pharmacology, chemistry and potential therapeutic applications and potential clinical utilities related to Vanilloid Receptors, subtype 1. The asset was impaired upon receipt of notice from Merck in October 2011 that it was exercising its right to terminate the collaboration and license agreement.

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

As a result of adjustments to our purchase price allocation related to our acquisition of Pharmacopeia in December 2008, we wrote-off an additional $0.4 million of acquired in-process research and development during the year ended December 31, 2009.

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

In August 2009, we entered into a lease termination agreement for this building. As a result, we recognized an additional $20.4 million of accretion of deferred gain during the quarter ended September 30, 2009, and recognized the remaining balance of the deferred gain of $3.1 million through the term of our new building lease, which expired in December 2011. The amount of the deferred gain recognized for the years ended December 31, 2011, 2010 and 2009 was $1.7 million, $1.7 million and $21.9 million, respectively.

Interest Income

Interest income was $42,000 for 2011, compared to $0.4 million for 2010 and $0.6 million for 2009. The decreases from 2011 to 2010 and from 2010 to 2009 are due to lower invested balances and lower interest rates.

Change in Liability for Contingent Value Rights

We recorded an increase in the liability for CVRs of $0.4 million for 2011, compared to a decrease of $9.1 million for 2010. The change relates to our liability for amounts potentially due to holders of CVRs associated with our Metabasis and CyDex acquisitions. The Metabasis CVR liability is marked-to-market at each reporting period based upon the quoted market prices of the underlying CVR. The CyDex CVR liability is marked-to-market at each reporting period based upon a discounted cash flow analysis. The change in fair value is recorded in our consolidated statements of operations. The carrying amount of the liability may fluctuate significantly based upon quoted market prices and actual amounts paid under the CVR agreements may be materially different than the carrying amount of the liability.

Other, net

We recorded other income of $0.7 million for 2011, compared to other income of $4.4 million for 2010 and other expense of $0.2 million for 2009. Other income for 2011 primarily relates to income related to the gain on the sale of property and equipment. Other income for 2010 primarily relates to grants totaling $2.0 million in response to applications submitted for qualified investments in a qualifying therapeutic discovery project under section 48D of the Internal Revenue Code, $1.5 million in realized gains on investments, $0.5 million reduction in warrant liability and $0.4 million of gain on the sale of property and equipment. Other expense for 2009 relates to losses from abandoning property and equipment.

Income Taxes

During 2011, we recorded an income tax benefit of $13.1 million related to the release of a portion of our valuation allowance against deferred tax assets which can be used to offset deferred tax liabilities recorded in connection with our acquisition of CyDex in January 2011.

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

At December 31, 2011, we had federal net operating loss carryforwards set to expire through 2031 of $456.0 million and $165.9 million of state net operating loss carryforwards. We also had $16.4 million of federal research and development credit carryforwards, $1.2 million of which expired at the beginning of 2011, with the remainder expiring through 2027, leaving $15.2 million remaining going into 2012. We have $10.3 million of California and New Jersey research and development credit carryforwards that have no expiration date.

Pursuant to Internal Revenue Code Sections 382 and 383, use of net operating loss and credit carryforwards may be limited if there were changes in ownership of more than 50%. As a result of ownership changes, utilization of our net operating losses and credits are subject to limitations under Internal Revenue Code Sections 382 and 383.

Discontinued Operations

Oncology Product Line

In 2006, we sold our Oncology product line to Eisai, including, among other things, all related inventory, equipment, records and intellectual property, and assumed certain liabilities. For the years ended December 31, 2011, 2010 and 2009, we recognized pre-tax gains of $3,000, $0.2 million, and $1.0 million, respectively, due to subsequent changes in certain estimates of assets and liabilities recorded as of the sale date.

AVINZA Product Line

In 2007, we sold AVINZA purchase agreement pursuant to King, including, among other things, all AVINZA inventory, records and related intellectual property, and assume certain liabilities.

For the years ended December 31, 2011, 2010, and 2009, we recognized pre-tax gains of $0, $2.2 million and $5.4 million, respectively, due to subsequent changes in certain estimates of assets and liabilities recorded as of the sale date.

Liquidity and Capital Resources

We have financed our operations through offerings of our equity securities, borrowings from long-term debt, issuance of convertible notes, product sales and the subsequent sales of our commercial assets, royalties, collaborative research and development and other revenues, capital and operating lease transactions.

We have incurred significant losses since inception. At December 31, 2011, our accumulated deficit was $681.8 million and we had negative working capital of $11.4 million. We believe that cash flows from operations will improve due to consistent CAPTISOL® sales, an increase in royalty revenues driven primarily from continued increases in PROMACTA sales, as well as anticipated new license and milestone revenues. In the event revenues and operating cash flows are not meeting expectations, management plans to reduce discretionary expenses. However, it is possible that we may be required to seek additional financing. There can be no assurance that additional financing will be available on terms acceptable to management, or at all. We believe our available cash, cash equivalents, and short-term investments as well as our current and future royalty, license and milestone revenues will be sufficient to satisfy our anticipated operating and capital requirements, through at least the next twelve months. Our future operating and capital requirements will depend on many factors, including, but not limited to: the pace of scientific progress in our research and development programs; the potential success of these programs; the scope and results of preclinical testing and clinical trials; the time and costs involved in obtaining regulatory approvals; the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims; competing technological and market developments; the amount of royalties on sales of the commercial products of our partners; the efforts of our collaborative partners; obligations under our operating lease agreements; and the capital requirements of any companies we acquire, including Pharmacopeia, Inc. (“Pharmacopeia”), Neurogen Corporation (“Neurogen”), Metabasis Therapeutics, Inc. (“Metabasis”) and CyDex Pharmaceuticals, Inc. (“CyDex”). Our ability to achieve our operational targets is dependent upon our ability to further implement our business plan and generate sufficient operating cash flow.

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

In January 2011, we used $12.0 million of our existing cash, cash equivalents and short-term investments for the acquisition of CyDex. In connection with the acquisition, we entered into a $20 million Loan and Security Agreement, or the Loan Agreement, with Oxford Financial Group. Under the terms of the Loan Agreement, we made interest only payments for one year at a fixed rate of 8.64%, with an option to extend the interest only payments for an additional year, which we exercised on January 18, 2012. The interest only payments will continue through March 1, 2013. This election did not change the August 1, 2014 maturity date of the term loan.

In March 2011, we entered into a Loan and Security Agreement, or the Commercial Loan, with our commercial bank, Square 1 Bank, or Square 1. The Commercial Loan established a cash-collateralized revolving line of credit facility under which Square 1 agreed to loan up to $5.0 million to us. We immediately borrowed the full $5.0 million.

In April 2011, we entered into an amended Loan and Security Agreement (the “Square 1 Amended Loan”) with Square 1. The Square 1 Amended Loan increased a cash-collateralized revolving line of credit facility by $5.0 million under which Square 1 agreed to loan up to $10.0 million to the Company. We immediately borrowed the additional $5.0 million. All outstanding amounts under the Agreement bear interest at a floating rate equal to 200 basis points above the prime rate. Interest is payable on a monthly basis. The maturity date of the revolving line of credit facility is March 29, 2012.

In October 2011, we filed a Registration Statement on Form S-3 with the Securities and Exchange Commission (“SEC”) for the issuance and sale of up to $30 million of equity or other securities, proceeds from which will be used for general corporate purposes. The Form S-3 provides additional financial flexibility for the Company to sell shares or other securities as needed at any time. To date, no securities have been issued under this registration statement.

In January 2012, we entered into a Fourth Amendment to the Loan and Security Agreement with Oxford Financial Group. The Fourth Amendment to Loan and Security Agreement increased the Loan and Security Agreement’s secured term loan credit facility from $20 million to up to $30 million; we immediately borrowed $7.5 million of the additionally-authorized $10 million against two Secured Promissory Notes. We have the right until April 30, 2012 to elect to borrow the remaining available $2.5 million. The additional $7.5 million loan bears interest at (and the additional $2.5 million loan would bear interest at) a fixed rate equal to the greater of (i) 8.81% per year and (ii) the sum of (a) 8.34% plus (b) the 3-month LIBOR rate reported in The Wall Street Journal three business days before the loan amounts are funded to us, which interest, along with amortized principal, is payable on a monthly basis. Amortization of the entire $27.5 million due to Oxford commences on March 1, 2013 and the maturity date of the term loan is August 1, 2014, and the other material terms of the Loan and Security Agreement remain unchanged. Following the borrowing, we immediately paid down $4.5 million on our revolving credit facility.

In connection with the acquisition of CyDex Pharmaceuticals, Inc. on January 24, 2011, we issued a series of Contingent Value Rights (“CVR”). We paid the CVR holders $4.3 million in January 2012 and may be required to pay up to an additional $9.5 million upon achievement of certain milestones. In 2011, $0.9 million was paid to the CyDex Shareholders upon completion of a licensing agreement with The Medicines Company for the CAPTISOL enabled Intravenous formulation of Clopidogrel. An additional $2 million was paid to the CyDex Shareholders upon acceptance by the FDA of the New Drug Application submitted by Onyx. In addition, we will pay CyDex shareholders, for each respective year from 2011 through 2016, 20% of all CyDex-related revenue, but only to the extent that and beginning only when CyDex-related revenue for such year exceeds $15.0 million; plus an additional 10% of all CyDex-related revenue recognized during such year, but only to the extent that and beginning only when aggregate CyDex-related revenue for such year exceeds $35.0 million.

The CyDex CVR Agreement requires us to, in the event of a Default, deliver to an escrow agent the future cash payments described above, and such amounts would then be delivered by the escrow agent to the CyDex shareholders if, as and when they would have by the CVR Agreement been required to be delivered by us. “Default” includes the following, subject to certain cure rights: (a) we fail to pay to the Shareholders’ Account any amount as and when required under the CVR Agreement, (b) at any time we are obligated for more than $35.0 million of financial indebtedness (other than financial indebtedness which is expressly subordinated to all obligations of Ligand under the CVR Agreement pursuant to a written subordination agreement signed by and reasonably acceptable to the Shareholders’ Representative), (c) at any time after March 15, 2011 our cash, cash equivalents and short-term investments is less than $10.0 million, or (d) we commit any material breach of the CVR Agreement. Pursuant to the CVR Agreement, the shareholders’ representative on behalf of the former CyDex shareholders has recently filed a notice of objection with us regarding the calculation of payments due to the CyDex former shareholders for the first and second quarters of 2011. In addition, the shareholders’ representative has claimed that we exceeded the $35 million financial indebtedness limitation contained in the CVR Agreement. We disagree with these claims and intends to work with the shareholders’ representative to resolve the claims. If we and the shareholders’ representative fail to agree, the claims may be resolved through arbitration.

We are also required by the CyDex CVR Agreement to dedicate at least five experienced full-time employee equivalents per year to the acquired business and to invest at least $1.5 million per year, inclusive of such employee expenses, in the acquired business, through 2015. For 2011, we estimate that we have exceeded our committed amount.

Based on management’s plans, including increases in CAPTISOL® sales and royalty revenues, as well as anticipated new license revenue and expense reductions, if necessary, we believe our currently available cash, cash equivalents, and short-term investments as well as our current and future royalty, license and milestone revenues will be sufficient to satisfy our anticipated operating and capital requirements, through at least the next twelve months. Our future operating and capital requirements will depend on many factors, including, but not limited to: the pace of scientific progress in our research and development programs; the magnitude of these programs; the scope and results of preclinical testing and clinical trials; the time and costs involved in obtaining regulatory approvals; the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims; competing technological and market developments; the amount of royalties on sales of our partners’ commercial products; the efforts of our collaborative partners; obligations under our operating lease agreements and lease termination agreement; and the capital requirements of any companies we may acquire, including Neurogen, Metabasis and Cydex. We believe that the actions presently being taken to generate sufficient operating cash flow provide the opportunity for us to continue as a going concern. While we believe in the viability of our strategy to generate sufficient operating cash flow and in our ability to raise additional funds, there can be no assurances to that effect. Our ability to achieve our operational targets is dependent upon our ability to further implement our business plan and generate sufficient operating cash flow.

Operating Activities

Operating activities used cash of $1.2 million in 2011, $27.1 million in 2010, and $33.8 million in 2009.

The use of cash in 2011 reflects net income of $10.2 million, adjusted by $5.4 million of non-cash items to reconcile the net income to net cash used in operations. These reconciling items primarily reflect deferred income taxes of $13.1 million, accretion of deferred gain on sale leaseback transaction of $1.7 million and gain on asset write-offs of $0.5 million, partially offset by a non-cash change in estimated value of contingent value rights of $1.3 million, write off of acquired in-process research and development of $2.3 million, depreciation and amortization of $2.8 million, and stock-based compensation of $3.4 million. The use of cash in 2011 is further impacted by changes in operating assets and liabilities due primarily to an increase in accounts receivable of $3.9 million and a decrease in accounts payable and accrued liabilities of $11.6 million, partially offset by an increase in other current assets of $5.5 million, an increase in inventory of $1.1 million, a decrease in deferred revenue of $2.2 million, and a decrease in other liabilities of $0.9 million.

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

Investing Activities

Investing activities used cash of $25.2 million in 2011, $14.5 million in 2010 and $24.8 million in 2009.

Cash used by investing activities in 2011 primarily reflects cash used for the acquisition of CyDex of $32.0 million, payments made to CyDex CVR holders of $2.9 million, and purchases of short term investments of $10.0 million, partially offset by proceeds from the sale of short-term investments of $19.3 million and proceeds from the sale of property and equipment of $0.5 million.

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

Financing Activities

Financing activities provided cash of $30.1 million in 2011, and used cash of $0.2 million in 2010 and $3.7 million in 2009.

Cash used in financing activities in 2011 primarily reflects $30.0 million of proceeds from the issuance of debt, partially offset by share repurchases of $0.1 million.

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

Other

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

In connection with the acquisition of Pharmacopeia on December 23, 2008, Pharmacopeia security holders received a contingent value right that entitled them to an aggregate cash payment of $15.0 million under certain circumstances. The contingent value right expired on December 31, 2011.

In connection with the acquisition of Neurogen Corporation on December 23, 2009, Neurogen security holders received CVRs under four CVR agreements. The CVRs entitle Neurogen shareholders to cash payments upon the sale or licensing of certain assets and upon the achievement of a specified clinical milestone. At December 31, 2011 and 2010, the aggregate fair values of the Aplindore, VR1 and H3 CVR’s were $0.7 million and $0.7 million, respectively, and included in other long-term liabilities in the accompanying balance sheets as management is unable to estimate the timing of potential future payments.

In connection with the acquisition of Metabasis Therapeutics on January 27, 2010, Metabasis security holders received CVRs under four CVR agreements. The CVRs entitle the holders to cash payments upon the sale or licensing of certain assets and upon the achievement of specified milestones. The fair value of the liability at December 31, 2011 and 2010 was $1.1 million and $0, respectively.

In connection with the acquisition of CyDex Pharmaceuticals, Inc. on January 24, 2011, we issued a series of Contingent Value Rights. We paid a CVR of $4.3 million in January 2012 and may be required to pay up to an additional $9.5 million upon achievement of certain milestones. In 2011, $0.9 million was paid to the CyDex Shareholders upon completion of a licensing agreement with The Medicines Company for the CAPTISOL enabled Intravenous formulation of Clopidogrel. An additional $2 million was paid to the CyDex Shareholders upon acceptance by the FDA of Onyx’s NDA. In addition, we will pay CyDex shareholders, for each respective year from 2011 through 2016, 20% of all CyDex-related revenue, but only to the extent that and beginning only when CyDex-related revenue for such year exceed $15.0 million; plus an additional 10% of all CyDex-related revenue recognized during such year, but only to the extent that and beginning only when aggregate CyDex-related revenue for such year exceeds $35.0 million. The fair value of the liability at December 31, 2011 was $16.5 million.

Leases and Off-Balance Sheet Arrangements

We lease our office and research facilities under operating lease arrangements with varying terms through November 2021. The agreements provide for increases in annual rents based on changes in the Consumer Price Index or fixed percentage increases ranging from 3% to 7%. Commencing January 2008, we also sublease a portion of our facilities through July 2015. The sublease agreement provides for a 3% increase in annual rents. We had no off-balance sheet arrangements at December 31, 2011 and 2010.

Contractual Obligations

As of December 31, 2011, future minimum payments due under our contractual obligations are as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations (1)	$25,035	$5,603	$11,095	$7,061	$1,276

Total contractual obligations	$25,035	$5,603	$11,095	$7,061	$1,276

(1)	We lease an office and research facility under an operating lease arrangement through July 2015. Commencing January 2008, we sublet this facility through July 2015. The sublease agreement provides for a 3% increase in annual rents. As of December 31, 2011, we expect to receive aggregate future minimum lease payments totaling $4.1 million (nondiscounted) over the duration of the sublease agreement as follows and not included in the table above: less than one year, $1 million; one to three years, $2.3 million; three to five years, $0.8 million; and more than five years, $0.

We outsource the production of CAPTISOL to Hovione, LLC. Under the terms of the supply agreement with Hovione, the Company has ongoing minimum annual purchase commitments and is required to purchase a total of $15 million of CAPTISOL over the term of the supply agreement which expires in December 2019.

Through December 31, 2011, we have spent approximately $12.9 million towards that commitment. Either party may terminate the Agreement for the uncured material breach or bankruptcy of the other party or an extended force majeure event. The Company may also terminate the supply agreement for extended supply interruption, regulatory action related to CAPTISOL or other specified events.

Under the terms of our merger with Metabasis, we are committed to spend at least $7 million within 30 months following the close of the transaction and $8.0 million within 42 months in new research and development funding on the Metabasis programs. Through December 31, 2011, we estimate that we have spent approximately $5.1 million of the committed amount. We are also required under our CyDex CVR Agreement to invest at least $1.5 million per year, inclusive of employee expenses, in the acquired business, through 2015. Through December 31, 2011, we estimate that we have exceeded our committed amount.

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

Royalties on sales of products commercialized by our partners are recognized in the quarter reported by the respective partner.

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

Revenue from milestones is recognized when earned, as evidenced by written acknowledgement from the collaborator, provided that (i) the milestone event is substantive, its achievability was not reasonably assured at the inception of the agreement, and we have no further performance obligations relating to that event, and (ii) collectability is reasonably assured. If these criteria are not met, the milestone payment is recognized over the remaining period of our performance obligations under the arrangement.

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

In connection with the AVINZA sale transaction, King assumed our obligation to make payments to Organon based on net sales of AVINZA (the fair value of which approximated $21.5 million as of December 31, 2011). As Organon has not consented to the legal assignment of the co-promote termination obligation from us to King, we remain liable to Organon in the event of King’s default of this obligation. Therefore, we recorded an asset on February 26, 2007 to recognize King’s assumption of the obligation, while continuing to carry the co-promote termination liability in our consolidated financial statements to recognize our legal obligation as primary obligor to Organon. This asset represents a non-interest bearing receivable for future payments to be made by King and is recorded at its fair value. As of December 31, 2011 and thereafter, the receivable and liability will remain equal and adjusted each quarter for changes in the fair value of the obligation. On a quarterly basis, management reviews the carrying value and assesses the co-promote termination receivable for impairment (e.g. in the event King defaults on the assumed obligation to pay Organon). Annually management also reviews the carrying value of the co-promote termination liability. Due to assumptions and judgments inherent in determining the estimates of future net AVINZA sales through November 2017, the actual amount of net AVINZA sales used to determine the amount of the asset and liability for a particular period may be materially different from current estimates. Any resulting changes to the co-promote termination liability will have a corresponding impact on the co-promote termination payments receivable. As of December 31, 2011 and 2010, the fair value of the co-promote termination liability (and the corresponding receivable) was determined using a discount rate of 15%.

Impairment of Long-Lived Assets

We review long-lived assets for impairment annually or whenever events or circumstances indicate that the carrying amount of the assets may not be recoverable. We measure the recoverability of assets to be held and used by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value of our long-lived assets is determined using the expected cash flows discounted at a rate commensurate with the risk involved. As of December 31, 2011, we believe that the future undiscounted cash flows to be received from our long-lived assets will exceed the assets’ carrying value.

Income Taxes

Income taxes are accounted for under the liability method. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of differences between the tax basis of assets or liabilities and their carrying amounts in the consolidated financial statements. A valuation allowance is provided for deferred tax assets if it is more likely than not that these items will either expire before we are able to realize their benefit or if future deductibility is uncertain. During 2009, the IRS issued to us a Notice of Proposed Adjustment, or NOPA, seeking an increase to our taxable income for the 2007 fiscal year of $71.5 million and a $4.1 million penalty for substantial underpayment of tax in fiscal 2007. We recorded a liability for uncertain tax positions of $25.1 million related to the income tax effect of the NOPA and $3.0 million related to estimated interest due on the proposed underpayment of tax. We also recorded deferred income tax assets of $25.1 million associated with the ability to carry back losses from 2008 and 2009 to offset the NOPA. In addition, we recorded an income tax receivable of $4.5 million associated with changes in income tax law in relation to prior AMT taxes paid on carry back periods. In November 2010, the IRS granted us an extension of time to make a closing-of-the-books election with respect to an ownership change, within the meaning of section 382 of the Internal Revenue Code, for the 2007 tax year. We filed an amended 2007 federal tax return in the fourth quarter of 2010. In January 2011, we were notified by the IRS that they had completed their examination resulting in no changes to the taxes for our 2007 tax year. As of December 31, 2011, we have provided a full valuation allowance against our deferred tax assets as recoverability was uncertain. Developing the provision for income taxes requires significant judgment and expertise in federal and state income tax laws, regulations and strategies, including the determination of deferred tax assets and liabilities and, if necessary, any valuation allowances that may be required for deferred tax assets. Our judgments and tax strategies are subject to audit by various taxing authorities. While we believe we have provided adequately for our income tax liabilities in our consolidated financial statements, adverse determinations by these taxing authorities could have a material adverse effect on our consolidated financial condition and results of operations.

Stock-Based Compensation

Stock-based compensation cost for awards to employees and non-employee directors is recognized on a straight-line basis over the vesting period until the last tranche vests. Compensation cost for consultant awards is recognized over each separate tranche’s vesting period. We recognized compensation expense of $3.4 million, $2.3 million and $3.4 million for 2011, 2010 and 2009, respectively, associated with option awards, restricted stock and our employee stock purchase plan.

The fair-value for options that were awarded to employees and directors was estimated at the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions:

	Years Ended December 31,
	2011	2010	2009
Risk-free interest rate	2.5%	2.7%	2.1%
Dividend yield	—	—	—
Expected volatility	69%	72%	74%
Expected term	6 years	6 years	6 years

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

New Accounting Pronouncements

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, Multiple-Deliverable Revenue Arrangements, or ASU 2009-13, which amends existing revenue recognition accounting pronouncements that are currently within the scope of ASC 605. This guidance eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. ASU 2009-13 is effective for us prospectively for revenue arrangements entered into or materially modified beginning January 1, 2011. Our adoption of this amendment had no material impact on our consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” This ASU represents the converged guidance of the FASB and the IASB (the Boards) on fair value measurement. The collective efforts of the Boards and their staffs, reflected in ASU No. 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” ASU No. 2011-04 amends ASC 820, Fair Value Measurements and

Disclosures to provide guidance on how fair value measurement should be applied where existing U.S. GAAP already requires or permits fair value measurements. This ASU does not extend the use of fair value, but rather provides guidance on application. In addition, ASU No. 2011-04 requires expanded disclosures regarding fair value measurements. Our adoption of this standard had no impact on our consolidated financial position, results of operations or cash flows.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220) – Presentation of Comprehensive Income. This ASU amends Topic 220, Comprehensive Income, to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU No. 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ investment. The amendments to the Codification in the ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The provisions of ASU No. 2011-05 should be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 which, for the Company, will be the beginning of fiscal year 2013. Early adoption is permitted. The Company is currently evaluating the impact of this new guidance, but does not expect the adoption of ASU No. 2011-05 to have a material impact on its consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, Intangibles – Goodwill and other: testing for goodwill impairment, which, among other things, amends Accounting Standards Topic 350 Intangibles – Goodwill and Other, to allow entities to use a qualitative approach to test goodwill for impairment. ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. Our adoption of this standard had no impact on our consolidated financial position, results of operations or cash flows.

In December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-12. The amendments in ASU 2011-12 defer the changes in ASU 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. The amendments in this ASU are effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2011. See above for the provisions of ASU 2011-05.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

At December 31, 2011, our investment portfolio included fixed-income securities of $10 million. These securities are subject to interest rate risk and will decline in value if interest rates increase. However, due to the short duration of our investment portfolio, an immediate 10% change in interest rates would have no material impact on our financial condition, results of operations or cash flows. Declines in interest rates over time will, however, reduce our interest income.

We do not have a significant level of transactions denominated in currencies other than U.S. dollars and as a result we have very limited foreign currency exchange rate risk. The effect of an immediate 10% change in foreign exchange rates would have no material impact on our financial condition, results of operations or cash flows.

We are exposed to market risk involving rising interest rates. To the extent interest rates rise, our interest costs could increase. An increase in interest costs of 10% would have no material impact on our financial condition, results of operations or cash flows.

Item 8.	Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Ligand Pharmaceuticals Incorporated

We have audited the accompanying consolidated balance sheets of Ligand Pharmaceuticals Incorporated (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity (deficit) and comprehensive loss, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ligand Pharmaceuticals Incorporated as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 23, 2012 expressed an adverse opinion.

/s/ GRANT THORNTON LLP

San Diego, California

February 23, 2012

LIGAND PHARMACEUTICALS INCORPORATED

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$7,041	$3,346
Short-term investments	10,000	19,351
Accounts receivable, net	6,110	993
Inventory	1,301	—
Deferred income taxes	237	—
Other current assets	1,344	720
Income tax receivable	—	4,575
Current portion of co-promote termination payments receivable	6,197	8,034

Total current assets	32,230	37,019
Restricted cash and investments	1,341	1,341
Property and equipment, net	455	559
Intangible assets, net	57,437	12,251
Goodwill	14,894	700
Long-term portion of co-promote termination payments receivable	15,255	22,851
Other assets	738	838

Total assets	$122,350	$75,559

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$11,065	$8,597
Accrued liabilities	8,262	8,859
Accrued litigation settlement costs	—	1,000
Current portion of liability for contingent value rights	6,879	—
Current portion of deferred gain	—	1,702
Bank line of credit	10,000	—
Current portion of co-promote termination liability	6,197	8,034
Current portion of lease termination payments	—	5,296
Current portion of deferred revenue	1,240	—

Total current liabilities	43,643	33,488
Long-term portion of note payable	20,286	—
Long-term portion of co-promote termination liability	15,255	22,851
Long-term portion of deferred revenue, net	3,466	2,546
Long-term portion of lease exit obligations	8,367	11,118
Deferred income taxes	2,522	372
Long-term portion of liability for contingent value rights	11,433	700
Other long-term liabilities	388	989

Total liabilities	105,360	72,064

Commitments and contingencies
Common stock subject to conditional redemption; 112,371 shares issued and outstanding at December 31, 2011 and 2010, respectively	8,344	8,344

Stockholders’ equity (deficit):
Common stock, $0.001 par value; 33,333,333 shares authorized; 20,682,506 and 20,620,917 shares issued at December 31, 2011 and 2010, respectively	21	21
Additional paid-in capital	732,676	729,271
Accumulated other comprehensive income	—	31
Accumulated deficit	(681,771)	(691,947)
Treasury stock, at cost; 1,118,222 and 1,111,999 shares at December 31, 2011 and 2010, respectively	(42,280)	(42,225)

Total stockholders’ equity (deficit)	8,646	(4,849)

Total liabilities and stockholders’ equity (deficit)	$122,350	$75,559

See accompanying notes to these consolidated financial statements.

LIGAND PHARMACEUTICALS INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share data)

	Year Ended December 31,
	2011	2010	2009
Revenues:
Royalties	$9,213	$7,279	$8,334
Material Sales	12,123	—	—
Collaborative research and development and other revenues	8,701	16,259	30,606

Total revenues	30,037	23,538	38,940

Operating costs and expenses:
Cost of material sales	4,909	—	—
Research and development	10,291	22,067	39,870
General and administrative	14,977	12,829	15,211
Lease exit and termination costs	(22)	16,894	15,235
Write-off of acquired in-process research and development	2,282	2,754	442

Total operating costs and expenses	32,437	54,544	70,758

Accretion of deferred gain on sale leaseback	1,702	1,702	21,851

Loss from operations	(698)	(29,304)	(9,967)

Other income (expense):
Interest income	31	440	586
Interest expense	(2,508)	(58)	(270)
Decrease (increase) in liability for contingent value rights	(407)	9,142	—
Other, net	630	4,377	(221)

Total other income (expense), net	(2,254)	13,901	95

Loss from continuing operations before income tax benefit	(2,952)	(15,403)	(9,872)
Income tax benefit from continuing operations	13,125	2,617	1,535

Income (loss) from continuing operations	10,173	(12,786)	(8,337)

Discontinued operations:
Gain on sale of AVINZA Product Line, net	—	2,212	5,434
Gain on sale of Oncology Product Line, net	3	201	955

Income from discontinued operations	3	2,413	6,389

Net income (loss)	$10,176	($10,373)	($1,948)

Basic and diluted per share amounts:
Income (loss) from continuing operations	$0.52	($0.65)	($0.44)
Income from discontinued operations	—	0.12	0.34

Net income (loss)	$0.52	($0.53)	($0.10)

Weighted average number of common shares-basic	19,655,632	19,613,201	18,862,751

Weighted average number of common shares-diluted	19,713,320	19,613,201	18,862,751

See accompanying notes to these consolidated financial statements.

LIGAND PHARMACEUTICALS INCORPORATED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) AND COMPREHENSIVE LOSS

(in thousands, except share data)

	Common Stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Treasury stock			Total stockholders’ equity (deficit)	Comprehensive income (loss)
	Shares	Amount				Shares	Amount
Balance at December 31, 2008	19,760,457	$20	$711,298	$81	$(679,626)	(1,101,317)	$(42,134)		$(10,365)	$(98,042)
Issuance of common stock under employee stock compensation plans	84,376	—	228	—	—	—	—		228	—
Unrealized net gain on available-for-sale securities	—	—	—	432	—	—	—		432	432
Stock-based compensation	—	—	3,365	—	—	—	—		3,365	—
Shares redeemed in lieu of cash payment for milestone achieved	—	—	3,086	—	—	—	—		3,086	—
Issuance of common stock for acquisition of Neurogen	700,000	1	8,942	—	—	—	—		8,946	—
Net loss	—	—	—	—	(1,948)	—	—		(1,948)	(1,948)

Balance at December 31, 2009	20,544,833	21	726,919	513	(681,574)	(1,101,317)	(42,134)		3,744	(1,516)
Issuance of common stock under employee stock compensation plans	76,084	—	27	—	—	—	—		27	—
Unrealized net loss on available-for-sale securities	—	—	—	(482)	—	—	—		(482)	(482)
Repurchase of common stock	—	—	—	—	—	(10,682)	(91)		(91)	—
Stock-based compensation	—	—	2,325	—	—	—	—		2,325	—
Net loss	—	—	—	—	(10,373)	—	—		(10,373)	(10,373)

Balance at December 31, 2010	20,620,917	21	729,271	31	(691,947)	(1,111,999)	(42,225)		(4,850)	(10,855)
Issuance of common stock under employee stock compensation plans, net	61,589	—	54	—	—	—	—		54	—
Unrealized net loss on available-for-sale securities	—	—	—	(31)	—	—	—		(31)	(31)
Repurchase of common stock	—	—	—	—	—	(6,223)	(55)		(55)	—
Stock-based compensation	—	—	3,351	—	—	—	—		3,351	—
Net income	—	—	—	—	10,176	—	—		10,176	10,176

Balance at December 31, 2011	20,682,506	21	$732,676	$—	$(681,771)	(1,118,222)	$(42,280	) $	8,646	$10,145

See accompanying notes to these consolidated financial statements.

LIGAND PHARMACEUTICALS INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2011	2010	2009
Operating activities
Net income (loss)	$10,176	($10,373)	($1,948)
Less: gain from discontinued operations	3	2,413	6,389
Income (loss) from continuing operations	10,173	(12,786)	(8,337)
Adjustments to reconcile net income (loss) to net cash used in operating activities, including effects of business acquired:
Write-off of acquired in-process research and development	2,282	2,754	442
Non-cash change in estimated fair value of contingent value rights	1,282	(9,142)	0
Accretion of deferred gain on sale leaseback	(1,702)	(1,702)	(21,851)
Depreciation and amortization	2,790	2,212	4,634
Non-cash lease costs	(51)	9,042	10,102
Non-cash development milestone revenue	—	—	(915)
Loss (gain) on asset write-offs	(456)	5,303	500
Realized loss (gain) on investment	6	(607)	(232)
Stock-based compensation	3,351	2,325	3,365
Deferred income taxes	(13,257)	—	—
Other	285	32	(18)
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable, net	(3,915)	(375)	(618)
Inventory	1,114	—	—
Other current assets	4,864	(3,931)	(448)
Other long term assets	605	(332)	10,346
Accounts payable and accrued liabilities	(11,568)	(13,447)	(10,989)
Other liabilities	865	(715)	(2,318)
Deferred revenue	2,160	(5,938)	(14,302)

Net cash used in operating activities of continuing operations	(1,172)	(27,307)	(30,639)
Net cash provided by (used in) operating activities of discontinued operations	—	240	(3,162)

Net cash used in operating activities	(1,172)	(27,067)	(33,801)

Investing activities
Acquisition of Metabasis, net of cash acquired	—	(2,834)	—
Acquisition of CyDex, net of cash acquired	(32,024)	—	—
Cash acquired from acquisition of Neurogen	—	—	9,796
Payments to CVR holders	(2,875)	—	—
Acquisition of intellectual property	—	(1,247)	—
Purchases of property, equipment and building	(78)	(70)	(522)
Proceeds from sale of property, and equipment and building	530	589	108
Purchases of short-term investments	(10,000)	(35,584)	(32,806)
Proceeds from sale of short-term investments	19,346	54,040	47,761
Other, net	(31)	(354)	431

Net cash provide by (used in) investing activities of continuing operations	(25,132)	14,540	24,768
Net cash provided by investing activities of discontinued operations	—	—	—

Net cash provided by (used in) investing activities	(25,132)	14,540	24,768

Financing activities
Principal payments on equipment financing obligations	—	(91)	(473)
Proceeds from issuance of debt	30,000	—	—
Repayment of debt	—	—	(3,443)
Proceeds from issuance of common stock, net	54	23	228
Share repurchases	(55)	(91)	—

Net cash provided by (used in) financing activities of continuing operations	29,999	(159)	(3,688)
Net cash provided by (used in) financing activities of discontinued operations	—	—	—

Net cash provided by (used in) financing activities	29,999	(159)	(3,688)

Net increase (decrease) in cash and cash equivalents	3,695	(12,686)	(12,721)
Cash and cash equivalents at beginning of year	3,346	16,032	28,753

Cash and cash equivalents at end of year	$7,041	$3,346	$16,032

Supplemental disclosure of cash flow information
Cash paid during the year:
Interest paid	$2,463	$58	$270
Taxes paid	39	28	14
Proceeds received from sale of building and disbursed to Neurogen shareholders	—	3,170	—
Supplemental schedule of non-cash investing and financing activities
Issuance of common stock for acquisition	—	—	8,946

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

The Company has incurred significant losses since its inception. At December 31, 2011, the Company’s accumulated deficit was $681.8 million and the Company had negative working capital of $11.4 million. Management believes that cash flows from operations will improve due to consistent CAPTISOL® sales, an increase in royalty revenues driven primarily from continued increases in PROMACTA sales, as well as anticipated new license and milestone revenues. In the event revenues and operating cash flows are not meeting expectations, management plans to reduce discretionary expenses. However, it is possible that the Company may be required to seek additional financing. There can be no assurance that additional financing will be available on terms acceptable to management, or at all. Management believes its currently available cash, cash equivalents, and short-term investments as well as its current and future royalty, license and milestone revenues will be sufficient to satisfy its anticipated operating and capital requirements, through at least the next twelve months. The Company’s future operating and capital requirements will depend on many factors, including, but not limited to: the pace of scientific progress in its research and development programs; the potential success of these programs; the scope and results of preclinical testing and clinical trials; the time and costs involved in obtaining regulatory approvals; the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims; competing technological and market developments; the amount of royalties on sales of the commercial products of its partners; the efforts of its collaborative partners; obligations under its operating lease agreements; and the capital requirements of any companies the Company acquires, including Pharmacopeia, Inc. (“Pharmacopeia”), Neurogen Corporation (“Neurogen”), Metabasis Therapeutics, Inc. (“Metabasis”) and CyDex Pharmaceuticals, Inc. (“CyDex”). The ability of the Company to achieve its operational targets is dependent upon the Company’s ability to further implement its business plan and generate sufficient operating cash flow.

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

Income (Loss) Per Share

Basic earnings per share is calculated by dividing net income or loss by the weighted average number of common shares and vested restricted stock units outstanding. Diluted earnings per share is computed by dividing net income or loss by the weighted average number of common shares and vested restricted stock units outstanding and the weighted average number of dilutive common stock equivalents, including stock options and non-vested restricted stock units. Common stock equivalents are only included in the diluted earnings per share calculation when their effect is dilutive. For the year ended December 31, 2010 and 2009, no potential common shares are included in the computation of any diluted per share amounts, including income (loss) per share from discontinued operations and net loss per share, as the Company reported a loss from continuing operations. Potential common shares, the shares that would be issued upon the exercise of outstanding stock options and warrants and the vesting of restricted shares that are excluded from the computation of diluted net income (loss) per share, were 1.6 million, 1.0 million and 1.1 million for the years ended December 31, 2011, 2010, and 2009 respectively.

The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated (in thousands, except per share amounts):

	Year Ended December 31,
	2011	2010	2009
Net income (loss) from continuing operations	$10,173	$(12,786)	$(8,337)
Discontinued operations	3	2,413	6,389

Net income (loss)	10,176	(10,373)	(1,948)

Shares used to compute basic income (loss) per share	19,655,632	19,613,201	18,862,751
Dilutive potential common shares:
Restricted stock	57,688	—	—

Shares used to compute diluted income (loss) per share	19,713,320	19,613,201	18,862,751

Basic and diluted per share amounts:
Income (loss) from continuing operations	$0.52	$(0.65)	$(0.44)
Discontinued operations	—	0.12	0.34

Net income (loss)	$0.52	$(0.53)	$(0.10)

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

Restricted Cash and Investments

Restricted cash and investments consist of certificates of deposit held with a financial institution as collateral under a facility lease and third-party service provider arrangements. The certificates of deposit have been classified by management as held-to-maturity and are accounted for at amortized cost.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash equivalents and investments.

The Company invests its excess cash principally in United States government debt securities, investment grade corporate debt securities and certificates of deposit. The Company has established guidelines relative to diversification and maturities that maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates. During 2011 the Company did not experience any significant losses on its cash equivalents, short-term investments or restricted investments. As of December 31, 2011, cash deposits held at financial institutions in excess of FDIC insured amounts of $250,000 were approximately $13.1 million.

Accounts receivable from two customers were 67% of total accounts receivable at December 31, 2011. Accounts receivable from one customer was 100% of total accounts receivable at December 31, 2010.

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

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts based on the best estimate of the amount of probable losses in the Company’s existing accounts receivable. Accounts receivable that are outstanding longer than their contractual payment terms, ranging from 30 to 90 days, are considered past due. When determining the allowance for doubtful accounts, several factors are taken into consideration, including historical write-off experience and review of specific customer accounts for collectability. Account balances are charged off against the allowance after collection efforts have been exhausted and the potential for recovery is considered remote. There was no allowance for doubtful accounts recorded as of December 31, 2011 and 2010.

Property and Equipment

Property and equipment is stated at cost and consists of the following (in thousands):

	December 31,
	2011	2010
Lab and office equipment	$4,110	$5,676
Leasehold improvements	62	55
Computer equipment and software	1,054	3,996

	5,226	9,727
Less accumulated depreciation and amortization	(4,771)	(9,168)

	$455	$559

Depreciation of equipment is computed using the straight-line method over the estimated useful lives of the assets which range from three to ten years. Leasehold improvements are amortized using the straight-line method over their estimated useful lives or their related lease term, whichever is shorter. Depreciation expense of $0.5 million, $2.1 million and $3.1 million was recognized in 2011, 2010, and 2009, respectively,

In September 2010, the Company ceased use of its facility located in New Jersey. As a result, during the quarter ended September 30, 2010, the Company recorded lease exit costs of $9.7 million for costs related to the difference between the remaining lease obligations of the abandoned operating leases, which run through August 2016, and management’s estimate of potential future sublease income, discounted to present value. In addition, the Company wrote-off property and equipment with a net book value of $5.4 million related to the facility closure.

Goodwill and Other Identifiable Intangible Assets

Goodwill and other identifiable intangible assets consist of the following (in thousands):

	December 31,	December 31,
	2011	2010
Acquired in-process research and development	$13,036	$12,379
Complete technology	14,643	—
Trade name	2,537	—
Customer relationships	29,400	—
Goodwill	14,894	700

	74,510	13,079
Accumulated amortization	(2,179)	(128)

	$72,331	$12,951

The Company accounts for goodwill in accordance with GAAP which, among other things, establishes standards for goodwill acquired in a business combination, eliminates the amortization of goodwill and requires the carrying value of goodwill and certain non-amortizing intangibles to be evaluated for impairment on an annual basis. The Company considers its market capitalization and the carrying value of its assets and liabilities, including goodwill, when performing its goodwill impairment test. If the carrying value of the assets and liabilities, including goodwill, were to exceed the Company’s estimation of the fair value, the Company would record an impairment charge in an amount equal to the excess of the carrying value of goodwill over the implied fair value of the goodwill The Company performs an evaluation of goodwill as of December 31 of each year, absent any indicators of earlier impairment, to ensure that impairment charges, if applicable, are reflected in our financial results before December 31 of each year. When it is determined that impairment has occurred, a charge to operations is recorded. Goodwill and other intangible asset balances are included in the identifiable assets of the business segment to which they have been assigned. Any goodwill impairment, as well as the amortization of other purchased intangible assets, is charged against the respective business segments’ operating income. To date, there has been no impairment of goodwill for continuing operations.

Amortization of definite lived intangibles is computed using the straight-line method over the estimated useful life of the asset of 20 years. Amortization expense of $2.3 million, $0.1 million and $0 was recognized in 2011, 2010, and 2009, respectively. Estimated amortization expense for the years ending December 31, 2012 through 2016 is $2.3 million per year.

In January 2011, the Company completed its acquisition of CyDex Pharmaceuticals, Inc. As a result of the transaction, the Company recorded $46.6 million of intangible assets with definite lives. The weighted-average amortization period for the identified intangible assets with definite lives is 20 years. In addition, the Company recorded $3.2 million of acquired In-Process Research and Development (IPR&D) and $14.2 million of goodwill.

In May 2010, the Company purchased from the Genaera Liquidating Trust certain intellectual property and interests in future milestones and royalties for MEDI-528, an IL-9 antibody program under development by AstraZeneca’s subsidiary, MedImmune. MEDI-528 is currently in a 320-patient Phase II study for moderate-to-severe asthma. The Company paid $2.8 million to the Genaera Liquidating Trust in connection with the purchase. As part of the transaction, the Company also entered into a separate agreement with a shareholder of Ligand, whereby the shareholder and Ligand agreed to share the purchase price and any proceeds from the deal equally. Accordingly, the Company was reimbursed for $1.4 million of the purchase price. The Company recorded the net purchase price of $1.4 million as acquired In-Process Research and Development (“IPR&D”). As discussed below, the asset was subsequently impaired upon receipt of notice from MedImmune that it was exercising its right to terminate the collaboration and license agreement.

In January 2010, the Company completed its acquisition of Metabasis Therapeutics, Inc. (“Metabasis”). As a result, the Company recorded $12.0 million of the purchase price of Metabasis as IPR&D.

In December 2009, the Company completed its acquisition of Neurogen Corporation (“Neurogen”). As a result, the Company recorded $1.8 million of the purchase price of Neurogen as IPR&D.

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

During 2011, the impairment analysis performed by management resulted in the write-off of certain acquired in process research and development assets. The Company recorded a non-cash impairment charge of $1.1 million for the write-off of IPR&D and interests in future milestones and royalties for MEDI-528, an IL-9 antibody program by AstraZeneca’s subsidiary, MedImmune. The asset was impaired upon receipt of notice from MedImmune in September that it was exercising its right to terminate the collaboration and license agreement.

Additionally, in 2011, the Company recorded a non-cash impairment charge of $1.2 million for the write-off of IPR&D and interests in future milestones for TRPV1, a collaborative research and licensing program between the Company and Merck, related to the physiology, pharmacology, chemistry and potential therapeutic applications and potential clinical utilities related to Vanilloid Receptors, subtype 1. The asset was impaired upon receipt of notice from Merck in October 2011 that it was exercising its right to terminate the collaboration and license agreement. Subsequent to the termination of the agreement, the Company will receive an exclusive, perpetual, irrevocable, royalty-free (but subject to any third party royalty obligations), fully-paid world-wide license, with the right to sub- license, under specified patents and technology for the research, development, or commercialization of specified compounds and products in a limited field of use.

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

As of December 31, 2011, management does not believe there have been any other events or circumstances indicating that the carrying amount of its remaining long-lived assets may not be recoverable.

Liability for Contingent Value Rights

In connection with the Company’s acquisition of CyDex, the Company recorded a $19.2 million contingent liability, inclusive of the $4.3 million payment made in January 2012, for amounts potentially due to holders of the CyDex CVRs. The initial fair value of the liability was determined using a discounted cash flow analysis incorporating the estimated future cash flows from potential milestones and revenue sharing. These cash flows were then discounted to present value using a discount rate of 21.6%. The liability will be periodically assessed based on events and circumstances related to the underlying milestones, and the change in fair value will be recorded in the Company’s consolidated statements of operations. The carrying amount of the liability may fluctuate significantly and actual amounts paid under the CVR agreements may be materially different than the carrying amount of the liability. The fair value of the liability at December 31, 2011 was $16.5 million. As a result, the Company recorded a decrease in the liability for contingent value rights of $0.7 million for the year ended December 31, 2011.

In connection with the Company’s acquisition of Metabasis in January 2010, the Company issued Metabasis stockholders four tradable contingent value rights, one contingent value right from each of four respective series of contingent value rights, for each Metabasis share. The contingent value rights will entitle Metabasis stockholders to cash payments as frequently as every six months as cash is received by the Company from proceeds from Metabasis’ partnership with Roche or the sale or partnering of any of the Metabasis drug development programs, among other triggering events. The acquisition-date fair value of the contingent value rights of $9.1 million was determined using quoted market prices of Metabasis common stock in active markets. The fair values of the contingent value rights are remeasured at each reporting date through the term of the related agreement. Changes in the fair values are reported in the statement of operations as income (decreases) or expense (increases). The carrying amount of the liability may fluctuate significantly based upon quoted market prices and actual amounts paid under the agreements may be materially different than the carrying amount of the liability. The fair value of the liability was $1.1 million and $0 as of December 31, 2011 and 2010, respectively. As a result, the Company recorded an increase in the liability for contingent value rights of $1.1 million during the year ended December 31, 2011 and a decrease of $9.1 million during the year ended December 31, 2010.

In connection with the Company’s acquisition of Neurogen in December 2009, the Company issued to Neurogen stockholders four contingent value rights; real estate, Aplindore, VR1 and H3, that entitle them to cash and/or shares of third-party stock under certain circumstances. The Company recorded the acquisition-date fair value of the contingent value rights as part of the purchase price. The acquisition-date fair value of the real estate contingent value right of $3.2 million was estimated using the net proceeds from a pending sale transaction and recorded as a payable to stockholders at December 31, 2009. In February 2010, the Company completed the sale of the real estate and subsequently distributed the proceeds to the holders of the real estate contingent value rights. As a result and after final settlement of all related expenses, the real estate contingent value right was terminated in August 2010. The acquisition-date fair value of the Aplindore, VR1 and H3 contingent value rights of $0, $0.2 million and $0.5 million, respectively, were estimated using the “income method”, which uses a discounted cash flow model and applies a probability weighting based on estimates of successful product development and commercialization to estimated future net cash flows resulting from projected revenues and related costs. The fair values of the contingent value rights are remeasured at each reporting date through the term of the related agreement. Changes in the fair values are reported in the statement of operations as income (decreases) or expense (increases). At December 31, 2011 and 2010, the aggregate fair values of the Aplindore, VR1 and H3 CVR’s were $0.7 million and $0.7 million, respectively, and included in other long-term liabilities in the accompanying consolidated balance sheets as management is unable to estimate the timing of potential future payments.

In connection with the Company’s acquisition of Pharmacopeia in December 2008, the Company issued to Pharmacopeia security holders a contingent value right that entitles each holder to receive a proportionate share of an aggregate of $15.0 million if the Company entered into a license, sale, development, marketing or option agreement with respect to any product candidate from Pharmacopeia’s DARA program. The Company did not record a liability for contingent value rights at the time of the acquisition as the Company’s management deemed, based on available information, that the likelihood of payment was not determinable beyond a reasonable doubt. The contingent value rights expired on December 31, 2011.

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

The following table provides a summary of the assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2011 (in thousands):

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Assets:
Short-term investments	$10,000	$10,000	$—	$—
Liabilities:
Current potion of liability for contingent value rights—CyDex	$6,879	$—	$—	$6,879
Liability for contingent value rights—Metabasis	1,068	1,068	—	—
Liability for contingent value rights—Neurogen	700	—	—	700
Liability for contingent value rights—CyDex	9,665	—	—	9,665

Total liabilities	$18,312	$1,068	$—	$17,244

The following table provides a summary of the assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2010 (in thousands):

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Assets:
Short-term investments	$19,351	$19,351	$—	$—
Liabilities:
Liability for contingent value rights—Metabasis	—	—	—	—
Liability for contingent value rights—Neurogen	700	—	—	700

	$700	$—	$—	$700

The Company’s short-term investments are fixed income available-for-sale securities and include U.S. Government Notes and Corporate Discount Commercial Paper. The fair value of the Company’s short-term investments is determined using quoted market prices in active markets. The Metabasis CVR liability is marked-to-market at each reporting period based upon the quoted market prices of the underlying CVR. The CyDex and Neurogen CVR liability is marked-to-market at each reporting period based upon a discounted cash flow analysis.

Revenue Recognition

Royalties on sales of products commercialized by the Company’s partners are recognized in the quarter reported by the respective partner.

Revenue from material sales is recognized upon transfer of title, which normally passes to the buyer upon shipment to the customer. The Company’s credit and exchange policy includes provisions for the return of product between 30 to 90 days, depending on the specific terms of the individual agreement, when that product (1) does not meet specifications, (2) is damaged in shipment (in limited circumstances where title does not transfer until delivery), or (3) is exchanged for an alternative grade of CAPTISOL.

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

The composition of collaborative research and development and other revenues is as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Collaborative research and development	$601	$7,734	$23,316
License fees	5,889	6,250	525
Development milestones and other	2,211	2,275	6,765

	$8,701	$16,259	$30,606

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

Warrant Liability

To qualify as permanent equity, an equity derivative, including warrants, must permit the Company to settle in unregistered shares. Under securities law, if the warrants were issued in connection with a public offering and have a cash settlement feature at the holder’s option, the Company does not have the ability to settle in unregistered shares. Therefore, the warrants cannot be classified as permanent equity and are instead classified as a liability. The warrants that the Company issued as part of its equity financing in October 2006 meet this criterion, and their fair value has been recorded as a liability in the accompanying consolidated balance sheets. The warrants expire in April 2012. Other warrants the Company had previously issued qualify as permanent equity and do not require remeasurement.

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

Sale of Royalty Rights

The Company previously sold to third parties the rights to future royalties of certain of its products. As part of the underlying royalty agreements, the partners have the right to offset a portion of any future royalty payments owed to the Company to the extent of previous milestone payments. Accordingly, the Company deferred a portion of the revenue associated with each tranche of royalty right sold, equal to the pro-rata share of the potential royalty offset. Such amounts associated with the offset rights against future royalty payments will be recognized as revenue upon receipt of future royalties from the respective partners. As of December 31, 2011 and December 31, 2010, the Company had deferred $1.3 and $2.5 million of revenue, respectively, which is included in long-term portion of deferred revenue.

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

Research and development costs are expensed as incurred. Research and development expenses from continuing operations were $10.3 million, $22.1 million and $39.9 million in 2011, 2010, and 2009, respectively, of which 99%, 61% and 47%, respectively, were sponsored by Ligand, and the remainder of which was funded pursuant to collaborative research and development arrangements.

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

Accounting for Stock-Based Compensation

The Company has employee compensation plans under which various types of stock-based instruments are granted. Share-based payments to employees, including grants of employee stock options, are recognized in the Consolidated Statements of Operations as compensation expense (based on their estimated fair values at grant date) generally over the vesting period of the awards using the straight-line method. Compensation expense for consultant awards is recognized over each separate tranche’s vesting period.

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

New Accounting Pronouncements

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, Multiple-Deliverable Revenue Arrangements, or ASU 2009-13, which amends existing revenue recognition accounting pronouncements that are currently within the scope of ASC 605. This guidance eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. ASU 2009-13 is effective for us prospectively for revenue arrangements entered into or materially modified beginning January 1, 2011. Our adoption of this amendment had no material impact on our consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820)—Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” This ASU represents the converged guidance of the FASB and the IASB (the Boards) on fair value measurement. The collective efforts of the Boards and their staffs, reflected in ASU No. 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” ASU No. 2011-04 amends ASC 820, Fair Value Measurements and Disclosures to provide guidance on how fair value measurement should be applied where existing U.S. GAAP already requires or permits fair value measurements. This ASU does not extend the use of fair value, but rather provides guidance on application. In addition, ASU No. 2011-04 requires expanded disclosures regarding fair value measurements. Our adoption of this standard had no impact on our consolidated financial position, results of operations or cash flows.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220)—Presentation of Comprehensive Income. This ASU amends Topic 220, Comprehensive Income, to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU No. 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ investment. The amendments to the Codification in the ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The provisions of ASU No. 2011-05 should be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 which, for the Company, will be the beginning of fiscal year 2013. Early adoption is permitted. The Company is currently evaluating the impact of this new guidance, but does not expect the adoption of ASU No. 2011-05 to have a material impact on its consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, Intangibles—Goodwill and other: testing for goodwill impairment, which, among other things, amends Accounting Standards Topic 350 Intangibles—Goodwill and Other, to allow entities to use a qualitative approach to test goodwill for impairment. ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. Our adoption of this standard had no impact on our consolidated financial position, results of operations or cash flows.

In December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-12. The amendments in ASU 2011-12 defer the changes in ASU 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. The amendments in this ASU are effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2011. See above for the provisions of ASU 2011-05.

3. Segment Reporting

Under Accounting Standards Codification No. 280, “Segment Reporting”, or ASC 280, operating segments are defined as components of an enterprise about which separate financial information is available that is regularly evaluated by the entity’s chief operating decision maker, in deciding how to allocate resources and in assessing performance. The Company has evaluated this Codification and has identified two reportable segments: the development and commercialization of drugs using CAPTISOL technology by the recently acquired CyDex Pharmaceuticals, Inc. and the biopharmaceutical company with a business model that is based upon the concept of developing or acquiring royalty revenue generating assets and coupling them to a lean corporate cost structure of Ligand Pharmaceuticals, Inc. The Company evaluates performance based on the operating profit (loss) of the respective business segments. The segment results may not represent actual results that would be expected if they were independent, stand-alone businesses. Segment information was as follows for the year ended December 31, 2011:

	Ligand	CyDex	Total
For the Year Ending December 31, 2011:
Net revenues from external customers	$13,790	$16,247	$30,037
Operating profit (loss)	(5,733)	5,035	(698)
Depreciation and amortization expense	486	2,304	2,790
Income tax expense (benefit)	13,103	—	13,103
Interest expense	2,508	—	2,508
Write-off of acquired in process research and development	2,282	—	2,282
Assets	111,431	10,919	122,350

4. Acquisition of CyDex

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

Under the terms of the agreement, the Company paid $31.6 million, net of a working capital adjustment of $0.5 million, to the CyDex shareholders and issued a series of Contingent Value Rights (CVR). In 2011, $0.9 million was paid to the CyDex Shareholders upon completion of a licensing agreement with The Medicines Company for the CAPTISOL enabled Intravenous formulation of Clopidogrel. An additional $2 million was paid to the CyDex Shareholders upon acceptance by the FDA of the New Drug Application submitted by Onyx. In January 2012, the Company paid $4.3 million and may be required to pay up to an additional $9.5 million upon achievement of certain milestones. In addition, the Company will pay CyDex shareholders, for each respective year from 2011 through 2016, 20% of all CyDex-related revenue, but only to the extent that and beginning only when CyDex-related revenue for such year exceeds $15.0 million; plus an additional 10% of all CyDex-related revenue recognized during such year, but only to the extent that and beginning only when aggregate CyDex-related revenue for such year exceeds $35.0 million.

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

The Company is required by the CyDex CVR Agreement to dedicate at least five experienced full-time employee equivalents per year to the acquired business and to invest at least $1.5 million per year, inclusive of such employee expenses, in the acquired business, through 2015, of which was achieved.

At the closing of the acquisition, the Company recorded a $19.2 million contingent liability, inclusive of the $4.3 million payment in January 2012, for amounts potentially due to holders of the CyDex CVRs. The initial fair value of the liability was determined using a discounted cash flow analysis incorporating the estimated future cash flows from potential milestones and revenue sharing. These cash flows were then discounted to present value using a discount rate of 21.6%. The liability will be periodically assessed based on events and circumstances related to the underlying milestones, and the change in fair value will be recorded in the Company’s consolidated statements of operations. The carrying amount of the liability may fluctuate significantly and actual amounts paid under the CVR agreements may be materially different than the carrying amount of the liability. The fair value of the liability at December 31, 2011 was $16.5 million.

The components of the purchase price allocation for CyDex are as follows (in thousands):

Purchase Consideration:
Cash paid to CyDex shareholders	$31,572
Estimated fair value of contingent consideration	14,905
Cash payable to CyDex shareholders	4,300

Total purchase consideration	$50,777

Allocation of Purchase Price:
Cash	$85
Accounts receivable	1,202
Inventory	2,414
In-process research and development	3,200
Intangible assets with definite lives	46,580
Goodwill	14,194
Other assets	1,311
Liabilities assumed	(18,209)

$50,777

The acquired identified intangible assets with definite lives from the acquisition with CyDex are as follows:

Acquired Intangible Assets (in thousands)
Complete technology	$14,643
Trademark and trade name	2,537
Customer relationships	29,400

$46,580

The weighted-average amortization period for the identified intangible assets with definite lives is 20 years.

The Company has allocated $3.2 million of the purchase price of CyDex to acquired In-Process Research and Development (IPR&D). This amount represents the estimated fair value of CyDex’s two main proprietary products that have not yet reached technological feasibility and do not have future alternative use as of the date of the merger. The valuation was based on a probability-weighted present value of the expected upfront and milestone payments. The probability of success takes into account the stages of completion and the risks surrounding successful development and commercialization of the underlying product candidates. These cash flows were then discounted to present value using a discount rate of 21.5%. Management does not believe that any events have occurred that would impair the IPR&D at December 31, 2011.

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

Had the merger with CyDex been completed as of the beginning of 2011, the Company’s pro forma results for the years ended December 31, 2011 and 2010 would have been as follows (unaudited):

(in thousands, except per share data)	2011	2010
Revenue	$30,226	$23,727
Operating loss	(1,591)	(32,403)
Net income (loss)	9,148	(15,480)
Basic and diluted earnings per share:
Income (loss) from continuing operations	$0.47	$(0.91)
Discontinued operations	$0.00	$0.12
Net income (loss)	$0.47	$(0.79)
Basic and diluted weighted average shares	19,656	19,613

The primary adjustments relate to interest expense on long-term debt, the loss of interest income due to the timing of transaction related payments and amortization of intangible assets. The above pro forma information was determined based on historical results adjusted for the purchase price allocation and estimated related changes in income associated with the merger of CyDex.

5. Acquisition of Metabasis

On January 27, 2010, the Company completed the acquisition of Metabasis. As a result, the Company gained a fully funded partnership with Roche, additional pipeline assets and drug discovery technologies and resources. The Company paid $1.8 million in cash, or approximately $0.046 per Metabasis share, to Metabasis’ stockholders. In addition, Metabasis stockholders received four tradable CVRs, one CVR from each of four respective series of CVRs, for each Metabasis share. The CVRs will entitle Metabasis stockholders to cash payments as frequently as every six months as cash is received by the Company from proceeds from Metabasis’ partnership with Roche or the sale or partnering of any of the Metabasis drug development programs, among other triggering events. The Company has also committed to spend at least $8.0 million in new research and development funding on the Metabasis programs within 42 months following the closing of the transaction.

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

The Company has allocated $12.0 million of the purchase price of Metabasis to IPR&D. This amount represents the estimated fair value of various acquired in-process projects that have not yet reached technological feasibility and do not have future alternative use as of the date of the merger. The amount is related to internal and partnered product candidates targeting a variety of indications and currently in the preclinical stage of development. Of the total amount, $2.8 million relates to a fully funded partnership with Roche for hepatitis C, $3.0 million relates to an internal program for glucagon antagonists to treat type 2 diabetes, $2.5 million relates to an internal liver-targeted thyroid receptor B agonist (TR Beta) program, and $3.7 million relates to various early stage programs. The estimated fair values of acquired IPR&D was based on the relative value of the grossed up trading price of each CVR that it is associated with the former Metabasis shareholders retaining 50% of the Glucagon, TR Beta and General CVR’s and 66% of the Roche CVR. The total value of $12.0 million was allocated based on the following percentages; Roche CVR—23%, Glucagon CVR—25%, TR Beta CVR—21% and General CVR—31%.

In addition, at the closing of the acquisition, the Company recorded a $9.1 million contingent liability for amounts potentially due to holders of CVRs. The initial fair value of the liability was determined using quoted market prices of Metabasis common stock in active markets. The liability will continue to be marked-to-market at each reporting period based upon the quoted market prices of the underlying CVR, and the change in fair value is recorded in the Company’s consolidated statements of operations. The carrying amount of the liability may fluctuate significantly based upon quoted market prices and actual amounts paid under the CVR agreements may be materially different than the carrying amount of the liability. The fair value of the liability was $1.1 million and $0 for the period ended December 31, 2011 and 2010, respectively. As a result, the Company recorded an increase in the liability for contingent value rights of $1.1 million for the year ended December 31, 2011 and a decrease in liability for contingent value rights of $9.1 million during the year ended December 31, 2010.

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

6. Discontinued Operations

Oncology Product Line

On September 7, 2006, the Company, Eisai Inc., a Delaware corporation and Eisai Co., Ltd., a Japanese company (together with Eisai Inc., “Eisai”), entered into a purchase agreement (the “Oncology Purchase Agreement”) pursuant to which Eisai agreed to acquire all of the Company’s worldwide rights in and to the Company’s oncology products, including, among other things, all related inventory, equipment, records and intellectual property, and assume certain liabilities as set forth in the Oncology Purchase Agreement. For the years ended December 31, 2011, 2010 and 2009, the Company recognized pre-tax gains of $3,000, $0.2 million and $1.0 million, respectively, due to subsequent changes in certain estimates of assets and liabilities recorded as of the sale date.

The Company agreed to indemnify Eisai, after the closing, for damages suffered by Eisai arising from any breach of any of the Company’s representations, warranties, covenants or obligations in the Oncology Purchase Agreement. The Company’s obligation to indemnify Eisai extends beyond the closing up to, in some cases, 18 months or 36 months and, in other cases, until the expiration of the applicable statute of limitations. In a few instances, the Company’s obligation to indemnify Eisai survives in perpetuity. The Company’s liability for any indemnification claim brought by Eisai is generally limited to $30.0 million. However, the Company’s obligation to provide indemnification on certain matters is not subject to these indemnification limits. For example, the Company agreed to retain, and provide indemnification without limitation to Eisai for, all liabilities related to certain claims regarding promotional materials for the ONTAK and Targretin drug products. Management cannot estimate the liabilities that may arise as a result of these matters and, therefore, no accrual has been recorded at December 31, 2011 and 2010.

Upon the Oncology sale, the Company accrued for rebates, chargebacks, and other discounts related to Oncology products in the distribution channel which had not sold-through at the time of the Oncology sale and for which the Company retained the liability subsequent to the sale. These products expired at various dates through July 31, 2008. The Company’s accruals for Oncology rebates, chargebacks, and other discounts total zero as of December 31, 2011 and 2010, respectively, and are included in accrued liabilities in the accompanying consolidated balance sheets.

Additionally, and pursuant to the terms of the Oncology Purchase Agreement, the Company retained the liability for returns of product from wholesalers that had been sold by the Company prior to the close of the transaction. Accordingly, as part of the accounting for the gain on the sale of the Oncology Product Line, the Company recorded a reserve for Oncology product returns. Oncology products sold by the Company may be returned through a specified period subsequent to the product expiration date, but no later than July 31, 2009. The Company’s reserve for Oncology returns is zero as of December 31, 2011 and 2010.

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

Pfizer, as successor to King also assumed Ligand’s co-promote termination obligation to make payments to Organon based on net sales of AVINZA ($21.5 million and $30.9 million as of December 31, 2011 and 2010, respectively). As Organon has not consented to the legal assignment of the co-promote termination obligation from Ligand to Pfizer, as successor to King, Ligand remains liable to Organon in the event of default of this obligation. For the years ended December 31, 2011, 2010 and 2009, the Company recognized pre-tax gains of $0, $2.2 million and $5.4 million, respectively, due to subsequent changes in certain estimates of assets and liabilities recorded as of the sale date.

In addition to the assumption of existing royalty obligations, Pfizer, as successor to King is required to pay Ligand a royalty on AVINZA net sales. If calendar year net sales are less than $200 million, the royalty payment will be 5% of all net sales. If calendar year net sales are greater than $200 million, the royalty payment will be 10% of all net sales less than $250 million, plus 15% of net sales greater than $250 million. Royalty revenues were $4.2 million, $5.4 million, and $7.7 million in 2011, 2010 and 2009, respectively.

Upon the AVINZA sale, the Company accrued for rebates, chargebacks, and other discounts related to AVINZA products in the distribution channel which had not sold-through at the time of the AVINZA sale and for which the Company retained the liability subsequent to the sale. These products expired at various dates through June 30, 2009. The Company’s accruals for AVINZA rebates, chargebacks, and other discounts total zero as of December 31, 2011 and 2010, respectively, and are included in accrued liabilities in the accompanying consolidated balance sheet.

Additionally, and pursuant to the terms of the AVINZA Purchase Agreement, the Company retained the liability for returns of product from wholesalers that had been sold by the Company prior to the close of the transaction. Accordingly, as part of the accounting for the gain on the sale of AVINZA, the Company recorded a reserve for AVINZA product returns. AVINZA products sold by the Company may be returned through a specified period subsequent to the product expiration date, but no later than December 31, 2009. The Company’s reserve for AVINZA returns is zero as of December 31, 2011 and 2010, respectively, and is included in accrued liabilities in the accompanying consolidated balance sheet. Additionally, in February 2011, the Company agreed to terms with a third party wholesaler for previously recorded liabilities associated with AVINZA returns resulting in a reduction of accounts payable and corresponding gain on sale of AVINZA product line before income taxes of $2.1 million as of and for the year ended December 31, 2010.

7. Investments

As of December 31, 2011 and 2010, all of the Company’s investments have a contractual maturity of less than one year. The following table summarizes the various investment categories (in thousands):

	Cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
December 31, 2011
Certificates of deposit	$10,000	$—	$—	$10,000
Certificates of deposit—restricted	1,341	—	—	1,341

Total debt securities	$11,341	$—	$—	$11,341

December 31, 2010
U.S. government securities	$2,031	$9	($3)	$2,037
Certificates of deposit	5,062	98	—	5,160
Corporate obligations	12,164	104	(114)	12,154

	19,257	$211	($117)	19,351
Certificates of deposit—restricted	1,341	—	—	1,341

Total debt securities	$20,598	$211	$(117)	$20,692

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

There were no other material realized gains or losses on sales of available-for-sale securities for the years ended December 31, 2011, 2010, and 2009.

8. Other Balance Sheet Details

Other current assets consist of the following (in thousands):

	December 31,
	2011	2010
Prepaid expenses	$905	$578
Advanced manufacturing payments	312	—
Other receivables	127	142

	$1,344	$720

Accrued liabilities consist of the following (in thousands):

	December 31,
	2011	2010
Compensation	$1,806	$2,201
Legal	355	330
Lease exit	2,026	2,076
Other	4,075	4,252

	$8,262	$8,859

Other Long-Term Liabilities

Other long-term liabilities consist of the following (in thousands):

	December 31,
	2011	2010
Deferred rent	$—	$601
Deposits	388	388

	$388	$989

9. AVINZA Co-Promotion

In February 2003, the Company and Organon Pharmaceuticals USA Inc. (Organon) announced that they had entered into an agreement for the co-promotion of AVINZA. Subsequently in January 2006, the Company signed an agreement with Organon that terminated the AVINZA co-promotion agreement between the two companies and returned AVINZA co-promotion rights to the Company. In consideration of the early termination, the Company agreed to make quarterly royalty payments to Organon equal to 6.5% of AVINZA net sales through December 31, 2012 and thereafter 6.0% through patent expiration, currently anticipated to be November of 2017.

In February 2007, the Company and King executed an agreement pursuant to which King acquired all of the Company’s rights in and to AVINZA. King also assumed the Company’s co-promote termination obligation to make royalty payments to Organon based on net sales of AVINZA. For the fourth quarter of 2006 and through the closing of the AVINZA sale transaction, amounts owed by the Company to Organon on net reported sales of AVINZA did not result in current period expense, but instead were charged against the co-promote termination liability. The liability was adjusted at each reporting period to fair value and was recognized, utilizing the interest method, as additional co-promote termination charges for that period at a rate of 15%, the discount rate used to initially value this component of the termination liability.

In connection with King’s assumption of this obligation, Organon did not consent to the legal assignment of the co-promote termination obligation to King. Accordingly, the Company remains liable to Organon in the event of King’s default of the obligation. Therefore, the Company recorded an asset as of February 26, 2007 to recognize King’s assumption of the obligation, while continuing to carry the co-promote termination liability in the Company’s consolidated financial statements to recognize its legal obligation as primary obligor to Organon. This asset represents a non-interest bearing receivable for future payments to be made by King and is recorded at its fair value. The receivable and liability will remain equal and adjusted each quarter for changes in the fair value of the obligation including for any changes in the estimate of future net AVINZA product sales. This receivable will be assessed on a quarterly basis for impairment (e.g. in the event King defaults on the assumed obligation to pay Organon).

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

A summary of the co-promote termination liability as of December 31, 2011 and 2010 is as follows (in thousands):

Net present value of payments based on estimated future net AVINZA product sales as of December 31, 2010	$40,775
Assumed payments made by King or assignee	(5,386)
Fair value adjustments due to passage of time	(4,504)

Total co-promote termination liability as of December 31, 2010	30,885
Assumed payments made by King or assignee	(4,155)
Fair value adjustments due to passage of time	(5,278)

Total co-promote termination liability as of December 31, 2011	21,452
Less: current portion of co-promote termination liability as of December 31, 2011	6,197

Long-term portion of co-promote termination liability as of December 31, 2011	$15,255

10. Commitments and Contingencies

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

The Company leases approximately 1,500 square feet of laboratory space located at the Bioscience and Technology Business Center in Lawrence, Kansas leased through December 31, 2014. Pursuant to the terms of the lease, annual base rent will be approximately $0.1 million.

The Company also leases an office and research facility in San Diego, California under an operating lease arrangement through July 2015. The Company fully vacated this facility in February 2008. The lease agreement provides for increases in annual rents based on changes in the Consumer Price Index or fixed percentage increases ranging from 3% to 7%. Commencing January 2008, the Company sublet this facility through July 2015. The sublease agreement provides for a 3% increase in annual rents. As of December 31, 2011 and 2010, the lease exit obligation related to this lease was $2.8 million and $3.6 million, respectively.

The Company leases approximately 99,000 square feet in three facilities in Cranbury, New Jersey under leases that expire in 2016. The leases for the New Jersey facilities provide generally for scheduled rent increases, options to extend the leases with certain changes to the terms of the lease agreement, and refurbishment allowances. Commencing September 2009, the Company sublet 5,100 square feet of space through August 2014. As of December 31, 2011, the Company expects to receive $0.2 million in aggregate future lease payments over the duration of the sublease agreement.

In September 2010, the Company ceased use of its facility located in New Jersey. As a result, during the quarter ended September 30, 2010, the Company recorded lease exit costs of $9.7 million for costs related to the difference between the remaining lease obligations of the abandoned operating leases, which run through August 2016, and management’s estimate of potential future sublease income, discounted to present value. In addition, the Company wrote-off property and equipment with a net book value of approximately $5.4 million related to the facility closure.

As of December 31, 2011, annual minimum payments due under the Company’s office lease obligations and annual minimum rentals expected to be received by the Company under subleases are as follows (in thousands):

Year ending December 31,	Operating leases	Sublease Income	Net Payments
2012	$5,603	$971	$4,632
2013	5,507	1,173	4,334
2014	5,588	1,170	4,418
2015	4,640	655	3,985
2016	2,421	117	2,304
Thereafter	1,276	—	1,276

	$25,035	$4,086	$20,949

Total rent expense under all office leases for 2011, 2010 and 2009 was $1.2 million, $2.8 million and $5.1 million, respectively. The Company recognizes rent expense on a straight-line basis. Deferred rent at December 31, 2011 and 2010 was $0 and $0.6 million, respectively, and is included in other long-term liabilities.

Product Liability

The Company’s business exposes it to potential product liability risks. The Company’s products also may need to be recalled to address regulatory issues. A successful product liability claim or series of claims brought against the Company could result in payment of significant amounts of money and divert management’s attention from running the business. Some of the compounds the Company is investigating may be harmful to humans. For example, retinoids as a class are known to contain compounds which can cause birth defects. The Company may not be able to maintain insurance on acceptable terms, or the insurance may not provide adequate protection in the case of a product liability claim. To the extent that product liability insurance, if available, does not cover potential claims, the Company would be required to self-insure the risks associated with such claims. No claims existed at December 31, 2011 and 2010. No reserve for any potential losses under product liability claims has been recorded at December 31, 2011 and 2010.

Litigation

In February 2009, the Company reached a settlement with The Rockefeller University whereby the parties resolved all disputes that have arisen between them. As part of the settlement, the Company agreed to pay Rockefeller, $5.0 million immediately upon settlement, $1.0 million on or before February 10, 2010, $1.0 million on or before February 10, 2011, and 50% of any milestone payment received by the Company and 5.88% to 7.0% of certain royalties received by the Company, in each case pursuant to an agreement with SmithKline Beecham Corporation (now known as GlaxoSmithKline) entered into on December 29, 1994. The Company also agreed to pay Rockefeller 1.5% of world-wide net sales of LGD-4665 as certain payments are received by the Company pursuant to its agreement with SmithKline Beecham Corporation entered into on December 17, 2008. As of December 31, 2011 and 2010, the Company has recorded a liability of $0 and $1.0 million, respectively, related to the settlement, which is included in current portion of accrued litigation settlement costs in the accompanying balance sheets.

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

11. Common Stock Subject to Conditional Redemption—Pfizer Settlement Agreement

In April 1996, the Company and Pfizer entered into a settlement agreement with respect to a lawsuit filed in December 1994 by the Company against Pfizer. In connection with a collaborative research agreement the Company entered into with Pfizer in 1991, Pfizer purchased shares of the Company’s common stock. Under the terms of the settlement agreement, at the option of either the Company or Pfizer, milestone and royalty payments owed to the Company can be satisfied by Pfizer by transferring to the Company shares of the Company’s common stock at the exchange ratio of $74.25 per share. The remaining common stock issued and outstanding to Pfizer following the settlement was reclassified as common stock subject to conditional redemption (between liabilities and equity) since Pfizer has the option to settle milestone and royalties payments owed to the Company with the Company’s shares, and such option is not within the Company’s control. In March 2009, the Company earned a milestone from Pfizer, Inc. (Pfizer). In April 2009, pursuant to the Company’s 1991 research agreement and 1996 settlement agreement with Pfizer, Pfizer elected to pay the milestone by returning 53,889 shares of stock it owns in the Company, which at the date the milestone was earned had a market value of $0.9 million. Ligand retired the tendered shares in May 2009. The difference between the fair value of the shares tendered and the carrying value of such shares based on the contractual exchange ratio, approximately $3.1 million, was credited to additional paid-in capital. The Company is entitled to royalties on future sales from Pfizer, which pursuant to the 1996 settlement agreement, Pfizer may elect to pay by returning shares of stock it owns in Ligand. At December 31, 2011 and 2010, the remaining shares of the Company’s common stock that could be redeemed totaled approximately 112,371 and are reflected at the exchange ratio price of $74.25.

12. Stockholders’ Equity

Stock Plans

On May 29, 2009, the Company’s stockholders approved the amendment and restatement of the Company’s 2002 Stock Incentive Plan (the “Amended 2002 Plan”). The Company’s 2002 Stock Incentive Plan was amended to (i) increase the number of shares available for issuance under the Amended 2002 Plan by 1,266,666 shares, (ii) revise the list of performance criteria that may be used by the compensation committee for purposes of granting awards under the Amended 2002 Plan that are intended to qualify as performance-based compensation under Section 162(m) of the Internal Revenue Code, as amended, and (iii) eliminate the automatic option grant program for non-employee directors, the director fee stock issuance program and the director fee option grant program, which programs have been superseded by the Company’s amended and restated Director Compensation Policy. As of December 31, 2011, there were 0.7 million shares available for future option grants or direct issuance under the Amended 2002 Plan.

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

Stock-based compensation cost for awards to employees and non-employee directors is recognized on a straight-line basis over the vesting period until the last tranche vests. Compensation cost for consultant awards is recognized over each separate tranche’s vesting period. The Company recognized compensation expense of $3.4 million, $2.3 million and $3.4 million for 2011, 2010 and 2000, respectively, associated with option awards, restricted stock and an equitable adjustment of employee stock options. The compensation expense related to share-based compensation arrangements is recorded as components of research and development expenses ($1.0 million, $1.2 million and $2.0 million) and general and administrative expenses ($2.4 million, $1.1 million and $1.4 million) for the years ended December 31, 2011, 2010 and 2009, respectively. There was no deferred tax benefit recognized in connection with these costs.

The fair-value for options that were awarded to employees and directors was estimated at the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions:

	Year Ended December 31,
	2011	2010	2009
Risk-free interest rate	2.5%	2.7%	2.1%
Dividend yield	—	—	—
Expected volatility	69%	72%	74%
Expected term	6 years	6 years	6 years

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

Following is a summary of the Company’s stock option plan activity and related information:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (In thousands)
Balance at December 31, 2008	505,013	39.3	6.63	81
Granted	275,308	15.84
Exercised	(3,541)	12.18
Forfeited	(52,581)	24
Cancelled	(55,752)	50.46

Balance at December 31, 2009	668,447	30.1	6.88	31

Granted	248,202	9.87
Forfeited	(130,183)	14.31
Cancelled	(145,205)	48.26

Balance at December 31, 2010	641,261	21.36	7	9

Granted	636,580	9.98
Exercised	(6,072)	9.51
Forfeited	(50,782)	11.95
Cancelled	(74,941)	34.55

Balance at December 31, 2011	1,146,046	25.77	7.96	1,489

Exercisable at December 31, 2011	487,012	20.23	6.78	339
Options vested and expected to vest as of December 31, 2011	1,086,693	14.62	7.97	1,489

The weighted-average grant-date fair value of all stock options granted during 2011 was $6.34 per share. The total intrinsic value of all options exercised during 2011, 2010 and 2009 was approximately $10,000, $0 and $2,000, respectively. As of December 31, 2011, there was $3.4 million of total unrecognized compensation cost related to nonvested stock options. That cost is expected to be recognized over a weighted average period of 1.97 years.

Cash received from options exercised in 2011, 2010 and 2009 was $58,000, $0 and $43,000, respectively. There is no current tax benefit related to options exercised because of Net Operating Losses (NOLs) for which a full valuation allowance has been established.

Following is a further breakdown of the options outstanding as of December 31, 2011:

Range of exercise prices	Options outstanding	Weighted average remaining life in years	Weighted average exercise price	Options exercisable	Weighted average exercise price
$0.01 – $ 9.97	357,469	8.66	$9.79	104,943	$9.66
9.98 – 10.05	330,729	8.98	10.05	56,147	10.05
10.06 – 16.14	245,114	7.75	13.95	117,667	15.84
16.15 – 87.36	211,362	5.48	30.10	206,589	30.31
87.37 – 87.96	1,666	2.44	87.96	1,666	87.96

0.01 – 87.96	1,146,340	7.97	14.62	487,012	20.23

Restricted Stock Activity

The following is a summary of the Company’s restricted stock activity and related information:

	Shares	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2008	99,778	$30.84
Granted	59,743	15.78
Vested	(49,707)	36.84
Forfeited	(14,099)	21.06

Nonvested at December 31, 2009	95,715	17.93

Granted	60,349	9.6
Vested	(65,375)	16.7
Forfeited	(28,543)	12.56

Nonvested at December 31, 2010	62,146	13.6

Granted	119,826	10.07
Vested	(59,936)	12.47
Forfeited	(6,530)	11.71

Nonvested at December 31, 2011	115,506	10.63

Restricted stock awards generally vest over three years. As of December 31, 2011, unrecognized compensation cost related to non-vested stock awards amounted to $0.7 million. That cost is expected to be recognized over a weighted average period of 1.6 years.

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

The Amended ESPP allows employees to purchase a limited amount of common stock at the end of each six month period at a price equal to 85% of the lesser of fair market value on either the start date of the period or the last trading day of the period (the “Lookback Provision”). The 15% discount and the Lookback Provision make the Amended ESPP compensatory. There were 7,611, 14,888 and 22,443 shares of common stock issued under the Amended ESPP in 2011, 2010 and 2009, respectively, resulting in an expense of $13,000, $0.1 million and $0.1 million, respectively. For shares purchased under the Company’s Amended ESPP, a weighted-average expected volatility of 18%, 34% and 27% was used for 2011, 2010 and 2009, respectively. The expected term for shares issued under the ESPP is six months. As of December 31, 2011, 121,083 shares of common stock had been issued under the Amended ESPP to employees and 97,291 shares are available for future issuance.

Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock, of which 1,600,000 are designated Series A Participating Preferred Stock (the “Preferred Stock”). The Board of Directors of Ligand has the authority to issue the Preferred Stock in one or more series and to fix the designation, powers, preferences, rights, qualifications, limitations and restrictions of the shares of each such series, including the dividend rights, dividend rate, conversion rights, voting rights, rights and terms of redemption (including sinking fund provisions), liquidation preferences and the number of shares constituting any such series, without any further vote or action by the stockholders. The rights and preferences of Preferred Stock may in all respects be superior and prior to the rights of the common stock. The issuance of the Preferred Stock could decrease the amount of earnings and assets available for distribution to holders of common stock or adversely affect the rights and powers, including voting rights, of the holders of the common stock and could have the effect of delaying, deferring or preventing a change in control of Ligand. As of December 31, 2011 and 2010, there are no preferred shares issued or outstanding.

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

Warrants

As of December 31, 2011, warrants to purchase 144,606 shares of the Company’s common stock were outstanding with an exercise price of $51.54 per share and an expiration date of April 2012. The warrants were assumed in the acquisition of Pharmacopeia, Inc.

As of December 31, 2011, 163,568 warrants with an exercise price of $179.40 per warrant and an expiration date of April 2013 were outstanding to purchase an aggregate of 129,360 shares of the Company’s common stock. If exercised, these warrants are also entitled to receive $0.1 million in cash and 981,411 of each of the Company’s four contingent value rights issued to Neurogen shareholders in December 2009. The series of warrants was assumed in the acquisition of Neurogen Corporation.

Share Repurchases

In March 2007, the Board of Directors authorized up to $100.0 million in share repurchases over the subsequent 12 months. Through February 2008, the Company repurchased 1.1 million shares of its common stock totaling $41.2 million.

On June 15, 2010, the Company announced that its Board of Directors has authorized the Company to repurchase up to $10.0 million of its common stock from time to time in privately negotiated and open market transactions for a period of up to two years, subject to the Company’s evaluation of market conditions, applicable legal requirements and other factors. The Company is not obligated to acquire common stock under this program and the program may be suspended at any time. Through December 31, 2011, the Company repurchased 16,905 shares of its common stock totaling $0.1 million.

Share Reserves

As of December 31, 2011, the Company had 0.7 million shares reserved for future issuance related to stock options, stock awards, stock purchase plan and warrants.

Reverse Stock Split

On November 19, 2010, following approval from the Company’s stockholders at a special meeting of stockholders on September 9, 2010, the Company announced a 1-for-6 reverse stock split of its common stock. Accordingly, all share, warrant, option and per share information for all periods presented has been restated to account for the effect of the reverse stock split.

13. Income Taxes

At December 31, 2011, we had federal net operating loss carryforwards set to expire through 2031 of $456.0 million and $165.9 million of state net operating loss carryforwards. We also had $16.4 million of federal research and development credit carryforwards, $1.2 million of which expired at the beginning of 2011, with the remainder expiring through 2027, leaving $15.2 million remaining going into 2012. We have $10.3 million of California and New Jersey research and development credit carryforwards that have no expiration date.

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

The components of the income tax benefit for continuing operations are as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Current Benefit:
Federal	$520	($27,685)	$23,533
State	139	—	—
Foreign	—	—	—

	659	(27,685)	(23,533)

Deferred Benefit:
Federal	(10,679)	25,068	(25,068)
State	(3,105)	—	—
Foreign	—	—	—

	($13,125)	($2,617)	$(1,535)

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2011 and 2010 are shown below. A valuation allowance has been recognized to offset the net deferred tax assets as management believes realization of such assets is uncertain as of December 31, 2011, 2010, and 2009. The change in valuation allowance was a decrease of $15.4 million for 2011 and an increase of $30.6 million and $0.8 million for 2010 and 2009, respectively.

	December 31,
	2011	2010
	(in thousands)
Deferred assets:
Net operating loss carryforwards	$164,345	$157,395
Research and AMT credit carryforwards	22,163	23,182
Fixed assets and intangibles	21,674	17,824
Accrued expenses	1,467	6,697
Present value of AVINZA royalties	13,259	14,586
Organon termination asset	(11,012)	(11,937)
Organon termination liability	11,012	11,937
Organon royalty obligation	582	570
Deferred rent	3,770	—
Deferred sale leaseback	—	658
Lease termination costs	369	4,244
Capital loss carryforwards	501	751
Other	2,561	2,681

	230,691	228,588
Valuation allowance for deferred tax assets	(213,161)	(225,748)

Net deferred tax assets	$17,530	$2,840

Deferred tax liabilities:
Identified intangibles	$(17,530)	$—
Identified indefinite lived intangibles	(2,285)	(372)

Total	$(2,285)	$2,468

For 2011 and 2010, stock option deductions did not impact the valuation allowance through paid-in capital. Other changes to the valuation allowance allocated directly to other comprehensive income (loss) are related to unrealized gains of $0 million, $0.1 million and $0.01 million for 2011, 2010, and 2009, respectively.

A reconciliation of income taxes from continuing operations to the amount computed by applying the statutory federal income tax rate to the net loss from continuing operations is summarized as follows:

	Years Ended December 31,
	2011	2010	2009
Amounts computed at statutory federal rate	$998	$5,236	$3,387
State taxes net of federal benefit	(2)	(2)	234
Meals & entertainment	(9)	(6)	(10)
Acquisition related transaction costs	(37)	—	—
In process R&D	—	(451)	(136)
Therapeutic grant	—	665	—
Inputed interest	(255)	(321)	—
Roche collaboration	—	(1,437)	—
Contingent value rights	(481)	3,108	—
Stock-based compensation	(597)	(510)	(1,144)
Expired NOLs	(678)	(678)	(678)

Expired research and development credits	(1,200)	(543)	(887)
Change in uncertain tax positions	—	28,108	(24,116)
Carry back claims	—	—	25,651
Change in valuation allowance	15,427	(30,557)	(775)
Other	(41)	5	9

	$13,125	$2,617	$1,535

The Company accounts for income taxes by evaluating a probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Company’s remaining liabilities for uncertain tax positions are presented net of the deferred tax asset balances on the accompanying consolidated balance sheet.

A reconciliation of the amount of unrecognized tax benefits at December 31, 2011 and 2010 is as follows (in thousands):

Balance at December 31, 2009	$34,026
Reductions for tax positions related to prior years	(25,205)
Balance at December 31, 2010	$8,821

Additions based on tax positions related to the current year	—
Reductions for tax positions of prior years	(211)

Balance at December 31, 2011	$8,610

Included in the balance of unrecognized tax benefits at December 31, 2010 is $8.6 million of tax benefits that, if recognized would result in adjustments to the related deferred tax assets and valuation allowance and not affect the Company’s effective tax.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2011, there was no accrued interest related to uncertain tax positions.

14. Summary of Unaudited Quarterly Financial Information

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2011 and 2010 (in thousands).

	Quarter ended
	31-Mar	30-Jun	30-Sep	31-Dec
2011
Total revenues	$3,896	$7,463	$5,741	$12,937
Total operating costs and expenses	5,805	8,699	9,416	8,517
Income tax benefit (expense)	13,585	(141)	(22)	(297)
Income (loss) from continuing operations	10,028	(914)	(3,756)	4,815
Discontinued operations	4	—	—	—
Net income (loss)	$10,032	($914)	(3,756)	4,815
Basic and diluted per share amounts:
Income (loss) from continuing operations	0.51	(0.05)	(0.19)	0.24
Discontinued operations	—	—	—	—

Net loss	$0.51	($0.05)	($0.19)	$0.24

Weighted average shares—basic	19,623	19,650	19,673	19,675

Weighted average shares—diluted	19,623	19,650	19,673	19,738

2010
Total revenues	$5,958	$5,838	$7,802	$3,940
Total operating costs and expenses	10,410	9,892	23,903	10,328
Income tax benefit (expense)	(274)	(625)	(419)	3,936
Income (loss) from continuing operations	(2,989)	(290)	(11,855)	2,348
Discontinued operations	239	7	12	2,155
Net income (loss)	($2,750)	($283)	($11,843)	$4,503
Basic and diluted per share amounts:
Loss from continuing operations	(0.15)	(0.01)	(0.60)	0.12
Discontinued operations	0.01	—	—	0.11

Net loss	($0.14)	($0.01)	($0.60)	$0.23

Weighted average shares—basic	19,576	19,609	19,630	19,631

Weighted average shares—diluted	19,576	19,609	19,630	19,636

15. Sale Leaseback

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

In August 2009, the Company entered into a lease termination agreement for this building. As a result, the Company recognized an additional $20.4 million of accretion of deferred gain during the quarter ended September 30, 2009, and recognized the remaining balance of the deferred gain through the term of its building lease, which expired in December 2011. The amount of the deferred gain recognized for the years ended December 31, 2011, 2010 and 2009 was $1.7 million, $1.7 million and $21.9 million, respectively.

16. Debt obligations

In January 2011, the Company entered into a $20 million Loan and Security Agreement (the “Oxford Loan”) with Oxford Finance Corporation (“Oxford”). Under the terms of the Oxford Loan agreement, the Company will make interest only payments for one year at a fixed rate of 8.64%, with an option to extend the interest only payments for an additional year. Subsequent to the interest only payments, the note will amortize with principal and interest payments due through the remaining term of the loan. The loan term, including interest only payments, is 42 months.

If the Company prepays the Oxford Loan after January 24, 2012, the Company must pay Oxford an additional amount equal to 1.0% of the principal amount of the term loan prepaid.

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

On January 23, 2012, the Company and Oxford Finance LLC amended the Loan and Security Agreement (the “Amended Loan and Security Agreement”). The Amended Loan and Security Agreement increased the secured term loan credit facility from $20 million up to $30 million; the Company immediately borrowed $7.5 million of the additionally-authorized $10 million against two Secured Promissory Notes. The Company has the right until April 30, 2012 to elect to borrow the remaining available $2.5 million. The additional $7.5 million loan bears interest at (and the additional $2.5 million loan would bear interest at) a fixed rate equal to the greater of (i) 8.81% per year and (ii) the sum of (a) 8.34% plus (b) the 3-month LIBOR rate reported in The Wall Street Journal three business days before the loan amounts are funded to the Company, which interest, along with amortized principal, is payable on a monthly basis. The Company must also make an additional final payment at maturity equal to 6% of the total amount borrowed under the Amended Loan and Security Agreement. Amortization of the entire $27.5 million due to Oxford commences on March 1, 2013 and the maturity date of the term loans is August 1, 2014, and the other material terms of the Loan and Security Agreement remain unchanged.

In March 2011, the Company entered into a Loan and Security Agreement, or the Commercial Loan, with its commercial bank, Square 1 Bank, or Square 1. The Commercial Loan established a cash-collateralized revolving line of credit facility under which Square 1 agreed to loan up to $5.0 million to the Company. The Company immediately borrowed the full $5.0 million.

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

The maturity date of the revolving line of credit facility is March 29, 2012. In January 2012, the Company repaid $4.5 million of the revolving line of credit facility.

Principal payments on long-term debt obligations subsequent to December 31, 2011 are as follows:

Year ending December 31,	Amount
2012	$0
2013	6,195
2014	13,805

$20,000

The fair value of the Company’s debt instruments approximates their carrying values as the interest is tied to or approximates market rates.

17. Reductions in Workforce

In December 2010, the Company reduced its workforce by twenty-six positions, twenty of which were eliminated effective December 31, 2010 and six were eliminated in early 2011. Accrued severance costs of $85,000 were included in accrued compensation as of December 31, 2011.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a) Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of the end of the period covered by this report, December 31, 2011, which we refer to as the Evaluation Date.

As a result of a material weakness in our internal control over financial reporting relating to the accounting for significant non-routine transactions, our management has reassessed the effectiveness of our disclosure controls and procedures and have determined that our disclosure controls and procedures were not effective as of December 31, 2011.

Restatement of Consolidated Financial Statements.  On February 6, 2012, management of the Company, concluded that the Company’s unaudited condensed consolidated financial statements for the interim period ended March 31, June 30, and September 30, 2011, did not properly account for certain acquisition-related costs, and, therefore, should not be relied upon. As a result, management and the Audit Committee of the Company authorized and directed the officers of the Company to restate its unaudited interim financial statements. The restated 10-Q reports have been filed for the applicable periods.

Remediation Plan.  Since the transaction date which resulted in this material weakness, we have added a corporate controller to our finance and accounting staff. While we had processes to identify and intelligently apply accounting standards to complex transactions, we did not have adequate numbers of highly skilled accountants to provide for a detail analysis, documentation and review of the acquisition of CyDex, which closed on January 24, 2011. This material weakness prevented us from properly reporting the financial information for previous interim periods, and we have filed restated 10-Q reports for the applicable periods. We enhanced our processes with the addition of a resource with the ability to research and understand the nuances of complex accounting standards. Management will continue to review and make necessary changes to the overall design of its internal control environment, as well as to policies and procedures to improve the overall effectiveness of internal control over financial reporting.

Changes in Internal Controls.  Except as described above, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as set forth in Internal Control—Integrated Framework. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal controls over financial reporting were ineffective as of December 31, 2011 based on a material weakness identified by management as a result of inadequate staffing. The material weakness led to a misstatement of transaction costs related to the acquisition of CyDex in our interim financial statements. We enhanced our processes with the addition of a corporate controller during the third quarter of 2011 with the ability to research and properly apply complex accounting standards. The Company will continue to review the updated control structure to ensure management’s plan is effective in remediating the material weakness identified.

Grant Thornton LLP, the Company’s independent registered public accountants, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, based on the COSO criteria; their report is included in Item 9A.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Ligand Pharmaceuticals Incorporated

We have audited Ligand Pharmaceuticals Incorporated’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Ligand Pharmaceuticals Incorporated’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report. Our responsibility is to express an opinion on Ligand Pharmaceuticals Incorporated’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. The Company identified a material weakness in accounting for significant, non-routine transactions.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Ligand Pharmaceuticals Incorporated has not maintained effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Ligand Pharmaceuticals Incorporated as of December 31, 2011 and 2010, and the related statement of operations, stockholders’ equity (deficit) and comprehensive loss and cash flows for each of the three years in the period ended December 31, 2011. The material weakness identified above was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2011 financial statements, and this report does not affect our report dated February 23, 2011, which expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

San Diego, California

February 23, 2012

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

Code of Conduct

The Board of Directors has adopted a Code of Conduct and Ethics Policy (“Code of Conduct”) that applies to all officers, directors and employees. The Company will promptly disclose any material amendment or waiver to the Code of Conduct which affects any corporate officer. The Code of Conduct was filed with the SEC as an exhibit to our report on Form 10-K for the year ended December 31, 2003, and can be accessed via our website (http://www.ligand.com), Corporate Overview page. You may also request a free copy by writing to: Investor Relations, Ligand Pharmaceuticals Incorporated, 11085 North Torrey Pines Road, Suite 100, La Jolla, CA 92037.

The other information under Item 10 is hereby incorporated by reference from Ligand’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission on or prior to April 30, 2012. See also the identification of the executive officers following Item 4 of this Annual Report on Form 10-K.

Item 11.	Executive Compensation

Item 11 is hereby incorporated by reference from Ligand’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission on or prior to April 30, 2012.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 12 is hereby incorporated by reference from Ligand’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission on or prior to April 30, 2012.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Item 13 is hereby incorporated by reference from Ligand’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission on or prior to April 30, 2012.

Item 14.	Principal Accountant Fees and Services

Item 14 is hereby incorporated by reference from Ligand’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission on or prior to April 30, 2012.

PART IV

Item 15.	Exhibits and Financial Statement Schedule

(a) The following documents are included as part of this Annual Report on Form 10-K.

(1) Financial statements

(2) Schedules not included herein have been omitted because they are not applicable or the required information is in the consolidated financial statements or notes thereto.

(3) The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

Exhibit Number	Description
2.1(36)	Agreement and Plan of Merger, dated as of September 24, 2008, by and among Ligand Pharmaceuticals Incorporated, Pharmacopeia, Inc., Margaux Acquisition Corp. and Latour Acquisition, LLC. (Exhibit 2.1).

2.2(52)	Agreement and Plan of Merger, by and among the Company, Neurogen Corporation and Neon Signal, LLC, dated as of August 23, 2009 (Filed as Exhibit 10.1).

2.3(56)	Amendment to Agreement and Plan of Merger, by and among the Company, Neurogen Corporation, and Neon Signal, LLC, dated September 18, 2009 (Filed as Exhibit 10.1).

2.4(56)	Amendment No. 2 to Agreement and Plan of Merger, by and among the Company, Neurogen Corporation, and Neon Signal, LLC, dated November 2, 2009 (Filed as Exhibit 10.2).

2.5(54)	Amendment No. 3 to Agreement and Plan of Merger, by and among the Company, Neurogen Corporation, and Neon Signal, LLC, dated November 2, 2009 (Filed as Exhibit 10.2).

2.6(53)	Certificate of Merger for acquisition of Neurogen Corporation (Filed as Exhibit 2.1).

2.7(57)	Agreement and Plan of Merger, dated as of October 26, 2009, by and among the Company, Metabasis Therapeutics, Inc., and Moonstone Acquisition, Inc. (Filed as Exhibit 10.1).

2.8(55)	Amendment to Agreement and Plan of Merger, by and among the Company, Metabasis Therapeutics, Inc., Moonstone Acquisition, Inc., and David F. Hale as Stockholders’ Representative, dated November 25, 2009

2.9(63)	Certificate of Merger for acquisition of Metabasis Therapeutics, Inc. dated January 27, 2010 (Filed as Exhibit 2.1).

2.10(68)	Certificate of Merger, dated and filed January 24, 2011 (Filed as Exhibit 2.1).

2.11(68)	Agreement and Plan of Merger, by and among the Company, CyDex Pharmaceuticals, Inc., and Caymus Acquisition, Inc., dated January 14, 2011 (Filed as Exhibit 10.1).

3.1(1)	Amended and Restated Certificate of Incorporation of the Company. (Filed as Exhibit 3.2).

3.2(1)	Bylaws of the Company, as amended. (Filed as Exhibit 3.3).

Exhibit Number	Description
3.3(2)	Amended Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Company.

3.4(12)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company dated June 14, 2000.

3.5(3)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company dated September 30, 2004.

3.6(20)	Amendment to the Bylaws of the Company dated November 13, 2005. (Filed as Exhibit 3.1).

3.7(34)	Amendment of Bylaws of the Company dated December 4, 2007. (Filed as Exhibit 3.1).

3.8(67)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company dated November 17, 2010 (Filed as Exhibit 3.1).

4.1(4)	Specimen stock certificate for shares of Common Stock of the Company.

4.2(27)	2006 Preferred Shares Rights Agreement, by and between Ligand Pharmaceuticals Incorporated and Mellon Investor Services LLC, dated as of October 13, 2006. (Filed as Exhibit 4.1)

10.1(4)	Agreement, dated May 1, 1991, between the Company and Pfizer Inc (with certain confidential portions omitted).

10.2(4)	License Agreement, dated January 5, 1990, between the Company and the University of North Carolina at Chapel Hill (with certain confidential portions omitted).

10.3(4)	Form of Indemnification Agreement between the Company and each of its directors.

10.4(4)	Form of Indemnification Agreement between the Company and each of its officers.

10.5(4)	Stock Purchase Agreement, dated September 9, 1992, between the Company and Glaxo, Inc.

10.6(4)	Research and Development Agreement, dated September 9, 1992, between the Company and Glaxo, Inc. (with certain confidential portions omitted).

10.7(8)	Supplementary Agreement, dated October 1, 1993, between the Company and Pfizer, Inc. to Agreement, dated May 1, 1991.

10.8(9)	Option Agreement, dated September 2, 1994, between the Company and American Home Products Corporation, as represented by its Wyeth-Ayerst Research Division (with certain confidential portions omitted). (Filed as Exhibit 10.80).

10.9(5)	Research, Development and License Agreement, dated December 29, 1994, between SmithKline Beecham Corporation and the Company (with certain confidential portions omitted).

10.10(10)	Lease, dated July 6, 1994, between the Company and Chevron/Nexus partnership, First Amendment to lease dated July 6, 1994.

10.11(11)	Settlement Agreement and Mutual Release of all Claims, signed April 20, 1996, between the Company and Pfizer, Inc. (with certain confidential portions omitted).

10.12(6)	Letter of Agreement dated September 28, 1998 among the Company, Elan Corporation, plc and Elan International Services, Ltd. (with certain confidential portions omitted), (Filed as Exhibit 10.5).

10.13(7)	Stock Purchase Agreement by and between the Company and Warner-Lambert Company dated September 1, 1999 (with certain confidential portions omitted). (Filed as Exhibit 10.2).

Exhibit Number	Description
10.14(7)	License Agreement effective June 30, 1999 by and between the Company and X-Ceptor Therapeutics, Inc. (with certain confidential portions omitted). (Filed as Exhibit 10.7).

10.15(13)	Purchase Agreement, dated March 6, 2002, between the Company and Pharmaceutical Royalties International (Cayman) Ltd.

10.16(14)	Amendment Number 1 to Purchase Agreement, dated July 29, 2002, between the Company and Pharmaceutical Royalties International (Cayman) Ltd.

10.17(15)	Amended and Restated License and Supply Agreement, dated December 6, 2002, between the Company, Elan Corporation, plc and Elan Management Limited (with certain confidential portions omitted).

10.18(15)	Amendment Number 1 to Amended and Restated Registration Rights Agreement, dated November 12, 2002, between the Company and Elan Corporation plc and Elan International Services, Ltd.

10.19(15)	Second Amendment to Purchase Agreement, dated December 19, 2002, between the Company and Pharmaceuticals Royalties International (Cayman) Ltd.

10.20(15)	Amendment Number 3 to Purchase Agreement, dated December 30, 2002, between the Company and Pharmaceuticals Royalties International (Cayman) Ltd. (with certain confidential portions omitted).

10.21(15)	Purchase Agreement, dated December 30, 2002, between the Company and Pharmaceuticals Royalties International (Cayman) Ltd. (with certain confidential portions omitted).

10.22(16)	Co-Promotion Agreement, dated January 1, 2003, by and between the Company and Organon Pharmaceuticals USA Inc. (with certain confidential portions omitted).

10.23(17)	Amendment No. 2 to Amended and Restated Registration Rights Agreement, dated June 25, 2003.

10.24(18)	Option Agreement Between Investors Trust & Custodial Services (Ireland) Ltd., as Trustee for Royalty Pharma, Royalty Pharma Finance Trust and the Company, dated October 1, 2003 (with certain confidential portions omitted).

10.25(18)	Amendment to Purchase Agreement Between Royalty Pharma Finance Trust and the Company, dated October 1, 2003 (with certain confidential portions omitted).

10.26(22)	2002 Stock Incentive Plan (as amended and restated through March 9, 2006).

10.27(18)	2002 Employee Stock Purchase Plan, dated July 1, 2002 (as amended through June 30, 2003).

10.28(18)	Form of Stock Option Agreement.

10.29(18)	Form of Employee Stock Purchase Plan Stock Purchase Agreement.

10.30(18)	Form of Automatic Stock Option Agreement.

10.31(18)	Form of Director Fee Stock Option Agreement.

10.32(19)	Manufacturing and Packaging Agreement, dated February 13, 2004 between Cardinal Health PTS, LLC and the Company (with certain confidential portions omitted).

10.33(21)	Form of Distribution, Storage, Data and Inventory Management Services Agreement.

10.34(21)	Amendment Number 1 to the Option Agreement between Investors Trust & Custodial Services (Ireland) Ltd., solely in its capacity as Trustee for Royalty Pharma, Royalty Pharma Finance Trust and Ligand Pharmaceuticals Incorporated dated November 5, 2004.

Exhibit Number	Description
10.35(21)	Amendment to Purchase Agreement between Royalty Pharma Finance Trust, Ligand Pharmaceuticals Incorporated & Investors Trust and Custodial Services (Ireland) Ltd., solely in its capacity as Trustee of Royalty Pharma dated November 5, 2004.

10.36(22)	Amended and Restated Research, Development and License Agreement dated as of December 1, 2005 between the Company and Wyeth (formerly American Home Products Corporation) (with certain confidential portions omitted).

10.37(22)	Form of Stock Issuance Agreement for non-employee directors.

10.38(22)	Form of Amended and Restated Director Fee Stock Option Agreement for 2005 award to Henry Blissenbach, John Groom, Irving Johnson, John Kozarich, Daniel Loeb, Carl Peck, Jeffrey Perry, Brigette Roberts and Michael Rocca.

10.39(23)	Termination and Return of Rights Agreement between Ligand Pharmaceuticals Incorporated and Organon USA Inc. dated as of January 1, 2006

10.40(24)	First Amendment to the Manufacturing and Packaging Agreement between Cardinal Health PTS, LLC and Ligand Pharmaceuticals Incorporated (with certain confidential portions omitted).

10.41(25)	Purchase Agreement, by and between Ligand Pharmaceuticals Incorporated, King Pharmaceuticals, Inc. and King Pharmaceuticals Research and Development, Inc., dated as of September 6, 2006.

10.42(26)	Contract Sales Force Agreement, by and between Ligand Pharmaceuticals Incorporated and King Pharmaceuticals, Inc. dated as of September 6, 2006.

10.43(25)	Purchase Agreement, by and among Ligand Pharmaceuticals Incorporated, Seragen, Inc., Eisai Inc. and Eisai Co., Ltd., dated as of September 7, 2006.

10.44(31)	Stipulation of Settlement by and among Plaintiffs and Ligand Pharmaceuticals, Inc. et al., In re Ligand Pharmaceuticals Inc. Securities Litigation, United States District Court, District of Southern California, dated as of June 28, 2006, approved by Order dated October 16, 2006.

10.45(31)	Stipulation of Settlement by and among Plaintiffs and Ligand Pharmaceuticals, Inc. et al., In re Ligand Pharmaceuticals Inc. Derivative Litigation, Superior Court of California, County of San Diego, dated as of September 19, 2006, approved by Order dated October 12, 2006.

10.46(31)	Loan Agreement by and between Ligand Pharmaceuticals Incorporated and King Pharmaceuticals, 303 Inc. dated as of October 12, 2006.

10.47(29)	Letter Agreement by and between Ligand and King Pharmaceuticals, Inc. effective as of December 29, 2006.

10.48(29)	Amendment Number 1 to Purchase Agreement, Contract Sales Force Agreement and Confidentiality Agreement by and between Ligand and King Pharmaceuticals, Inc. effective as of November 30, 2006.

10.49(28)	Purchase Agreement and Escrow Instructions by and between Nexus Equity VI, LLC, a California Limited Liability Company, and Ligand Pharmaceuticals Incorporated, a Delaware Corporation and Slough Estates USA Inc., a Delaware corporation dated October 25, 2006.

10.50(31)	2006 Employee Severance Plan dated as of October 4, 2006.

10.51(31)	Form of Letter Agreement regarding Change of Control Severance Benefits between the Company and its officers.

10.52(29)	Letter Agreement by and between the Company and John L. Higgins dated as of January 10, 2007.

Exhibit Number	Description
10.53(30)	Amendment Number 2 to Purchase Agreement, by and between the Company and King Pharmaceuticals, Inc. effective as of February 26, 2007.

10.54(32)	Letter Agreement by and between the Company and John P. Sharp dated as of March 30, 2007. (Filed as Exhibit 10.1).

10.55(33)	Form of Executive Officer Change in Control Severance Agreement. (Filed as Exhibit 10.1).

10.56(35)	Sublease Agreement between the Company and eBIOSCIENCE, INC., effective as of December 13, 2007. (Filed as Exhibit 10.1).

10.57(37)	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under the Company’s 2002 Stock Incentive Plan. (Filed as Exhibit 10.318).

10.58(37)	Form of Amendment to Restricted Stock Agreement for executive officers other than Chief Executive Officer. (Filed as Exhibit 10.319).

10.59(37)	Amendment to Restricted Stock Agreement between the Company and John L. Higgins. (Filed as Exhibit 10.320).

10.60(47)	Collaboration and License Agreement, dated as of July 9, 2003 and effective August 8, 2003, between Pharmacopeia, Inc. and Schering-Plough Ltd. (with certain confidential portions omitted).

10.61(47)	Collaboration and License Agreement, dated as of July 9, 2003 and effective August 8, 2003, between Pharmacopeia, Inc. and Schering Corporation (with certain confidential portions omitted).

10.62(39)	Amendment No. 1, dated July 27, 2006, to the Collaboration and License Agreements, effective as of July 9, 2003, between (i) Pharmacopeia, Inc. and Schering Corporation and (ii) Pharmacopeia, Inc. and Schering-Plough Ltd. (Filed as Exhibit 10.1).

10.63(47)	Lease, dated August 20, 2003, between Pharmacopeia, Inc. and Eastpark at 8A (Building 1000).

10.64(40)	Amendment to Lease, dated September 10, 2007, between Eastpark at 8A and Pharmacopeia, Inc. (Building 1000). (Filed as Exhibit 10.1).

10.65(47)	Lease, dated August 20, 2003, between Pharmacopeia, Inc. and Eastpark at 8A (Building 3000).

10.66(40)	Amendment to Lease, dated April 18, 2007, between Eastpark at 8A and Pharmacopeia, Inc. (Building 3000). (Filed as Exhibit 10.2).

10.67(41)	License Agreement, dated as of March 27, 2006, between Pharmacopeia, Inc. and Bristol-Myers Squibb Company (Filed as Exhibit 10.2).

10.68(42)	Collaboration and License Agreement between Pharmacopeia, Inc. and Cephalon, Inc., dated May 18, 2006. (Filed as Exhibit 10.1).

10.69(43)	License Agreement, amended and restated as of July 1, 2003, among The Trustees of Columbia University in the City of New York, Cold Spring Harbor Laboratory and Pharmacopeia, Inc. (Filed as Exhibit 10.2).

10.70(44)	Collaboration and License Agreement, amended and restated effective as of February 8, 2007, between Pharmacopeia, Inc. and N.V. Organon. (Filed as Exhibit 10.1).

10.71(45)	License Agreement, dated October 11, 2007, between Bristol-Myers Squibb Company and Pharmacopeia, Inc. (Filed as Exhibit 10.45).

Exhibit Number	Description
10.72(38)	Contingent Value Rights Agreement, dated December 23, 2008, among the Company, Pharmacopeia, Inc. and Mellon Investor Services LLC. (Filed as Exhibit 10.1).

10.73(37)	Amended and Restated Severance Plan, dated December 20, 2008, of the Company. (Filed as Exhibit 10.2).

10.74(46)	Settlement Agreement and Mutual Release of all Claims, by and between the Company and The Salk Institute for Biological Studies, dated as of September 2, 2008 (Filed as Exhibit 10.316).

10.75(47)	License Agreement, dated of December 17, 2008, between the Company and SmithKline Beecham Corporation, doing business as GlaxoSmithKline (with certain confidential portions omitted) (Filed as Exhibit 10.346).

10.76(48)	Settlement Agreement and Mutual Release, by and between the Company and The Rockefeller University, dated as of February 11, 2009 (Filed as Exhibit 10.318).

10.77(49)	Exclusive Patent License Agreement, by and between Glycomed, Inc., a wholly owned subsidiary of the Company and ParinGenix Inc, dated as of June 18, 2009 (Filed as Exhibit 10.321).

10.78(49)	Amended and Restated Director Compensation and Stock Ownership Policy, effective as of April 16, 2009 (Filed as Exhibit 10.322).

10.79(50)	Research Collaboration Termination Agreement, between the Company and N.V. Organon, dated as of July 29, 2009 (Filed as Exhibit 10.323).

10.80(51)	Lease, between the Company and HCP TPSP, LLC, dated August 7, 2009 (Filed as Exhibit 10.321).

10.81(51)	Lease Termination Agreement, between the Company and TPSC IX, LLC, dated August 7, 2009 (Filed as Exhibit 10.322).

10.82(53)	H3 Contingent Value Rights Agreement (Filed as Exhibit 10.3).

10.83(53)	Merck Contingent Value Rights Agreement (Filed as Exhibit 10.4).

10.84(58)	Collaborative Research Agreement and License and Royalty Agreement between Neurogen Corporation and Pfizer Inc, dated as of January 1, 1992 (Filed as Exhibit 10.35) (File No. 000-18311).

10.85(59)	Collaborative Research Agreement and License and Royalty Agreement between Neurogen Corporation and Pfizer Inc, dated as of July 1, 1994 (Filed as Exhibit 10.1) (File No. 000-18311).

10.86(60)	Collaboration and License Agreement and Screening Agreement between Neurogen Corporation and Schering-Plough Corporation (Filed as Exhibit 10.1) (File No. 000-18311).

10.87(61)	Collaborative Research Agreement between Neurogen Corporation and Pfizer dated as of November 1, 1995 (Filed as Exhibit 10.1) (File No. 000-18311).

10.88(61)	Development and Commercialization Agreement between Neurogen Corporation and Pfizer dated as of November 1, 1995 (Filed as Exhibit 10.2) (File No. 000-18311).

10.89(62)	Collaboration and License Agreement dated as of November 24, 2003 between Neurogen Corporation and Merck Sharp & Dohme Limited (Filed as Exhibit 10.43) (File No. 000-18311).

10.90(62)	Stock Purchase Agreement dated as of November 24, 2003 between Neurogen Corporation and Merck Sharp & Dohme Limited (Filed as Exhibit 10.43) (File No. 000-18311).

Exhibit Number	Description
10.91(63)	TR Beta Contingent Value Rights Agreement, dated January 27, 2010, among the Company, Metabasis Therapeutics, Inc., David F. Hale and Mellon Investor Services LLC. (Filed as Exhibit 10.2).

10.92(63)	Glucagon Contingent Value Rights Agreement, dated January 27, 2010, among the Company, Metabasis Therapeutics, Inc., David F. Hale and Mellon Investor Services LLC. (Filed as Exhibit 10.3).

10.93(63)	General Contingent Value Rights Agreement, dated January 27, 2010, among the Company, Metabasis Therapeutics, Inc., David F. Hale and Mellon Investor Services LLC. (Filed as Exhibit 10.4).

10.94(69)	Amendment of “General” Contingent Value Rights Agreement, dated January 26, 2011 [original agreement was dated January 27, 2010] (filed as Exhibit 10.1).

10.95(64)	Purchase and Sale Agreement, dated May 18, 2010, between the Company and The Genaera Liquidating Trust (Filed as Exhibit 10.1).

10.96(65)	Purchase Agreement, dated May 20, 2010, between the Company and Biotechnology Value Fund, L.P., on its own behalf and on behalf of Biotechnology Valude Fund II, L.P. and Investment 10, L.L.C. (Filed as Exhibit 10.1).

10.97(66)	Asset Purchase Agreement, dated as of July 30, 2010, between Wyeth LLC, Pharmacopeia, Inc. and the Company (Filed as Exhibit 10.1).

10.98(68)	Contingent Value Rights Agreement, by and among the Company, CyDex Pharmaceuticals, Inc., and Allen K. Roberson and David Poltack, acting jointly as Shareholders’ Representative, dated January 14, 2011 (Filed as Exhibit 10.2).

10.99(68)	Loan and Security Agreement, by and among the Company, its subsidiaries and Oxford Finance Corporation, dated January 24, 2011 (Filed as Exhibit 10.3).

10.100(71)	Supply Agreement, dated December 20, 2002, between CyDex and Hovione LLC, Hovione FarmaCiencia S.A., Hovione Pharmascience Limited, and Hovione International Limited (with certain confidential portions omitted)

10.101(71)	First Amendment to the Supply Agreement, dated July 29, 2005, between CyDex and Hovione LLC, Hovione FarmaCiencia S.A., Hovione Pharmascience Limited, and Hovione International Limited (with certain confidential portions omitted)

10.102(71)	2nd Amendment to the Supply Agreement of December 20, 2002 and amended July 29, 2005, dated March 1, 2007, between CyDex and Hovione LLC, Hovione FarmaCiencia S.A., Hovione Pharmascience Limited, and Hovione International Limited

10.103(71)	3rd Amendment to the Supply Agreement of December 20, 2002 and amended July 29, 2005 and March 1, 2007, dated January 25, 2008, between CyDex and Hovione LLC, Hovione FarmaCiencia S.A., Hovione Pharmascience Limited, and Hovione International Limited (with certain confidential portions omitted)

10.104(71)	4th Amendment to the Supply Agreement of December 20, 2002 and amended July 29, 2005, March 1, 2007, and January 25, 2008, amended September 28, 2009 between CyDex and Hovione LLC, Hovione FarmaCiencia S.A., Hovione Pharmascience Limited, and Hovione International Limited (with certain confidential portions omitted)

10.105(71)	License Agreement, dated September 3, 1993, between CyDex and The University of Kansas (with certain confidential portions omitted)

Exhibit Number	Description
10.106(71)	Second Amendment to the License Agreement of September 3, 1993, dated August 4, 2004, between CyDex and The University of Kansas (with certain confidential portions omitted)

10.107(71)	Exclusive License Agreement, dated June 4, 1996, between Pfizer, Inc. and CyDex (with certain confidential portions omitted)

10.108(71)	Nonexclusive License Agreement, dated June 4, 1996, between Pfizer, Inc. and CyDex (with certain confidential portions omitted)

10.109(71)	Addendum to Nonexclusive License Agreement of June 4, 1996, dated December 11, 2001, between CyDex and Pfizer, Inc. (with certain confidential portions omitted)

10.110(71)	Acknowledgement agreement, dated March 3, 2008, between CyDex and The University of Kansas (with certain confidential portions omitted)

10.111(71)	License Agreement, dated January 4, 2006, between CyDex and Prism Pharmaceuticals (with certain confidential portions omitted)

10.112(71)	Amendment to License Agreement, dated May 12, 2006 between CyDex and Prism Pharmaceuticals (with certain confidential portions omitted)

10.113(71)	Supply Agreement, dated March 5, 2007, between CyDex and Prism Pharmaceuticals (with certain confidential portions omitted)

10.114(71)	License and Supply Agreement, dated October 12, 2005 between CyDex and Proteolix, Inc. (with certain confidential portions omitted)(Filed as Exhibit 10.22)(File No. 000-28298)

10.115(72)	Amendment to General Contingent Value Rights Agreement of January 27, 2010, dated January 27, 2011 among the Company, Metabasis Therapeutics, Inc., David F. Hale and Mellon Investor Services LLC. (Filed as Exhibit 10.1)

10.116(73)	License Agreement, dated March 24, 2011 by and between the Company and Chiva Pharmaceuticals, Inc. (Filed as Exhibit 10.23)

10.117(74)	Loan and Security Agreement, by and between Ligand Pharmaceuticals Incorporated and Square 1 Bank, dated March 31, 2011 (Filed as Exhibit 10.23)

10.118(75)	First Amendment to Loan and Security Agreement, by and between Ligand Pharmaceuticals Incorporated and Square 1 Bank, dated April 29, 2011 (Filed as Exhibit 10.1)

10.119(75)	First Amendment to Loan and Security Agreement, by and between Ligand Pharmaceuticals Incorporated and Oxford Finance LLC, dated April 29, 2011 (Filed as Exhibit 10.2)

10.120(76)	License Agreement, by and between CyDex and the Medicines Company, dated June 1, 2011 (with certain confidential portions omitted) (Filed as Exhibit 10.25)

10.121(76)	Supply Agreement, by and between CyDex and the Medicines Company, dated June 1, 2011 (with certain confidential portions omitted) (Filed as Exhibit 10.26)

10.122(76)	Supply Agreement dated June 13, 2011 by and between CyDex and Merck (with certain confidential portions omitted) (Filed as Exhibit 10.27)

10.123(77)	First Amendment to License Agreement between the Company and Chiva Pharmaceuticals, Inc. dated as of August 31, 2011 (Filed as Exhibit 10.1)

10.124(78)	Lease Agreement, dated September 5, 2011 between the Company and ARE-SD Region No. 24, LLC. (Filed as Exhibit 10.1)

Exhibit Number	Description
10.125(78)	License Agreement, dated September 5, 2011 between the Company and ARE-3535/3565 General Atomics Court, LLC (Filed as Exhibit 10.2)

10.126(77)	Amendment to Lease Agreement dated November 1, 2011 between the Company and HCP TPSP, LLC (Filed as Exhibit 10.4)

10.127(79)	Letter Agreement, dated September 29, 2011, between the Company and Biotechnology Value Fund, L.P. (Filed as Exhibit 10.1)

10.128(77)	License Agreement, dated October 7, 2011, between the Company and Chiva Pharmaceuticals, Inc. (with certain confidential portions omitted) (Filed as Exhibit 10.6)

10.129(77)	License Agreement, dated October 13, 2011, between CyDex and SAGE Therapeutics, Inc. (with certain confidential portions omitted) (Filed as Exhibit 10.7)

10.130	Joinder and Second Amendment, dated October 28, 2011, by and among the Company, its subsidiaries and Oxford Finance LLC

10.131†	License Agreement, dated December 16, 2011, between CyDex and Eli Lilly and Company (with certain confidential portions omitted)

10.132†	Supply Agreement, dated December 16, 2011, between CyDex and Eli Lilly and Company (with certain confidential portions omitted)

10.133†	License and Supply Agreement, dated December 22, 2011 between CyDex and Hospira, Inc. (with certain confidential portions omitted)

10.134	Fourth Amendment to Loan and Security Agreement, by and among the Company, its subsidiaries and Oxford Finance LLC

14.1(18)	Code of Business Conduct and Ethics.

21.1	Subsidiaries of Registrant.

23.1	Consent of independent registered public accounting firm-Grant Thornton LLP

24.1	Power of Attorney (See page 102).

31.1	Certification by Principal Executive Officer, Pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer, Pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification by Principal Executive Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification by Principal Financial Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1**	The following financial information from the Company’s Quarterly Report on Form 10-K for the period ended December 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

†	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted and submitted separately to the Securities and Exchange Commission.

*	These certifications are being furnished solely to accompany this annual report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of Somaxon Pharmaceuticals, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.
(1)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Registration Statement on Form S-4 (No. 333-58823) filed on July 9, 1998.
(2)	This exhibit was previously filed as part of and is hereby incorporated by reference to same numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 1999.
(3)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004.
(4)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Registration Statement on Form S-1 (No. 33-47257) filed on April 16, 1992 as amended.
(5)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Registration Statement on Form S-1/S-3 (No. 33-87598 and 33-87600) filed on December 20, 1994, as amended.
(6)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 1998.
(7)	This exhibit was previously filed as part of and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 1999.
(8)	This exhibit was previously filed as part of, and are hereby incorporated by reference to the same numbered exhibit filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 1993.
(9)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 1994.
(10)	This exhibit was previously filed, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 1995.
(11)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Quarterly report on Form 10-Q for the period ended June 30, 1996.
(12)	This exhibit was previously filed as part of, and are hereby incorporated by reference to the same numbered exhibit filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.
(13)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2002.
(14)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002.
(15)	This exhibit was previously filed as part of, and are hereby incorporated by reference to the same numbered exhibit filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.
(16)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2003.

(17)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2003.
(18)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.
(19)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2004.
(20)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on November 14, 2005.
(21)	This exhibit was previously filed as part of, and are hereby incorporated by reference to the same numbered exhibit filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
(22)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Registration Statement on Form S-1 (no. 333-131029) filed on January 13, 2006 as amended.
(23)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with an Amendment to the Company’s Registration Statement on Form S-1 (No. 333-1031029) filed on February 10, 2006.
(24)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2006.
(25)	This exhibit was previously filed as part of, and is being incorporated by reference to the numbered exhibit filed with the Company’s Current Report Form 8-K filed on September 11, 2006.
(26)	This exhibit was previously filed as part of, and is being incorporated by reference to the numbered exhibit filed with the Company’s Current Report Form 8-K filed on September 12, 2006.
(27)	This exhibit was previously filed as part of, and is being incorporated by reference to the numbered exhibit filed with the Company’s Current Report Form 8-K filed on October 17, 2006.
(28)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on October 31, 2006.
(29)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on January 5, 2007.
(30)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on February 28, 2007.
(31)	This exhibit was previously filed as part of, and are hereby incorporated by reference to the same numbered exhibit filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
(32)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on May 4, 2007.
(33)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on August 22, 2007.
(34)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on December 6, 2007.
(35)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on December 19, 2007.
(36)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on September 26, 2008.
(37)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Annual Report on Form 10-K for the period ended December 31, 2007.
(38)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Pharmacopeia, Inc.’s Current Report on Form 8-K filed on May 3, 2004.
(39)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Pharmacopeia, Inc.’s Current Report on Form 8-K filed on August 2, 2006.

(40)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Pharmacopeia, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2007.
(41)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Pharmacopeia, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2006.
(42)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Pharmacopeia, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2006.
(43)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Pharmacopeia, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2005.
(44)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Pharmacopeia, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2007.
(45)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Pharmacopeia, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007.
(46)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Pharmacopeia, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2008.
(47)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Annual Report on Form 10-K for the period ended December 31, 2008.
(48)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2009.
(49)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2009.
(50)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2009.
(51)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on August 11, 2009.
(52)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on August 24, 2009.
(53)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on December 24, 2009.
(54)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on December 17, 2009.
(55)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on December 1, 2009.
(56)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on November 6, 2009.
(57)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on October 28, 2009.
(58)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with Neurogen Corporation’s Annual Report on Form 10-K for the period ended December 31, 1991.
(59)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with Neurogen Corporation’s Quarterly Report on Form 10-Q for the period ended June 30, 1994.

(60)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with Neurogen Corporation’s Current Report on Form 8-K filed on July 28, 1995.
(61)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with Neurogen Corporation’s Current Report on Form 8-K filed on November 1, 1995.
(62)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with Neurogen Corporation’s Annual Report on Form 10-K for the period ended December 31, 2003.
(63)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on January 28, 2010.
(64)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on May 24, 2010.
(65)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2010.
(66)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2010.
(67)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on November 19, 2010.
(68)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on January 26, 2011.
(69)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on January 31, 2011.
(70)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with Onyx Pharmaceuticals, Inc.’s Annual Report on Form 10-K for the period ended December 31, 2009.
(71)	This exhibit was previously filed as part of, and are hereby incorporated by reference to the same numbered exhibit filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.
(72)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on January 31, 2011.
(73)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended March 31 30, 2011.
(74)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on April 4, 2011.
(75)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on April 29, 2011.
(76)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2011.
(77)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2011.
(78)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on September 9, 2011.
(79)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on September 30, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIGAND PHARMACEUTICALS INCORPORATED

By:	/S/ JOHN L. HIGGINS
John L. Higgins,
President and Chief Executive Officer

Date: February 23, 2012

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

Signature	Title	Date

/s/ JOHN L. HIGGINS John L. Higgins	President, Chief Executive Officer and Director (Principal Executive Officer)	February 23, 2012

/s/ JOHN P. SHARP John P. Sharp	Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	February 23, 2012

/s/ JASON M. ARYEH Jason M. Aryeh	Director	February 23, 2012

/s/ TODD C. DAVIS Todd C. Davis	Director	February 23, 2012

/s/ DAVID M. KNOTT David M. Knott	Director	February 23, 2012

/s/ JOHN W. KOZARICH John W. Kozarich	Director	February 23, 2012

/s/ JOHN L. LAMATTINA John L. LaMattina	Director	February 23, 2012

/s/ SUNIL PATEL Sunil Patel	Director	February 23, 2012

/s/ STEPHEN L. SABBA Stephen L. Sabba	Director	February 23, 2012