Form 10-Q
period 2012-03-31
LIGAND PHARMACEUTICALS INC
filed 2012-05-04
CIK 886163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One

☒ Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

or

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

As of April 30, 2012, the registrant had 19,734,419 shares of common stock outstanding.

LIGAND PHARMACEUTICALS INCORPORATED

QUARTERLY REPORT

FORM 10-Q

*	No information provided due to inapplicability of item.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

LIGAND PHARMACEUTICALS INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,777	$7,041
Short-term investments	1,517	10,000
Accounts receivable	1,992	6,110
Inventory	1,345	1,301
Deferred income taxes	237	237
Other current assets	2,778	1,344
Current portion of co-promote termination payments receivable	5,898	6,197

Total current assets	23,544	32,230
Restricted cash and investments	1,341	1,341
Property and equipment, net	375	455
Intangible assets, net	56,855	57,437
Goodwill	14,894	14,894
Long-term portion of co-promote termination payments receivable	14,226	15,255
Other assets	563	738

Total assets	$111,798	$122,350

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$7,893	$11,065
Accrued liabilities	4,143	5,054
Current portion of liability for contingent value rights	2,449	6,879
Bank line of credit	1,500	10,000
Current portion of note payable	1,436	—
Current portion of co-promote termination liability	5,898	6,197
Current portion of lease exit obligations	3,160	3,208
Current portion of deferred revenue	727	1,240

Total current liabilities	27,206	43,643
Long-term portion of note payable	26,435	20,286
Long-term portion of co-promote termination liability	14,226	15,255
Long-term portion of deferred revenue, net	3,370	3,466
Long-term portion of lease exit obligations	7,716	8,367
Deferred income taxes	2,664	2,522
Long-term portion of liability for contingent value rights	10,550	11,433
Other long-term liabilities	388	388

Total liabilities	92,555	105,360

Commitments and contingencies
Common stock subject to conditional redemption; 0 and 112,371 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	—	8,344

Stockholders’ equity (deficit):
Common stock, $0.001 par value; 33,333,333 shares authorized; 20,852,523 and 20,682,506 shares issued at March 31, 2012 and December 31, 2011, respectively	21	21
Additional paid-in capital	741,889	732,676
Accumulated other comprehensive income	—	—
Accumulated deficit	(680,387)	(681,771)
Treasury stock, at cost; 1,118,222 shares at March 31, 2012 and December 31, 2011	(42,280)	(42,280)

Total stockholders’ equity (deficit)	19,243	8,646

Total liabilities and stockholders’ equity (deficit)	$111,798	$122,350

See accompanying notes.

LIGAND PHARMACEUTICALS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except share data)

	Three Months Ended
	March 31,
	2012	2011
Revenues:
Royalties	$3,060	$1,993
Material sales	667	1,019
Collaborative research and development and other revenues	1,909	884

Total revenues	5,636	3,896

Operating costs and expenses:
Cost of sales	155	525
Research and development	2,817	1,986
General and administrative	3,503	3,445
Lease exit and termination costs	(74)	(151)

Total operating costs and expenses	6,401	5,805

Accretion of deferred gain on sale leaseback	—	426

Loss from operations	(765)	(1,483)

Other income (expense):
Interest income	17	37
Interest expense	(792)	(423)
Decrease (increase) in liability for contingent value rights	764	(1,736)
Other, net	254	48

Total other income (expense), net	243	(2,074)

Loss before income taxes	(522)	(3,557)
Income tax benefit (expense)	35	13,585

Income (loss) from continuing operations	(487)	10,028

Discontinued operations:
Gain on sale of AVINZA Product Line before income taxes	2,048	—
Gain on sale of Oncology Product Line before income taxes	—	4
Income tax benefit (expense) on discontinued operations	(177)	—

Discontinued operations	1,871	4

Net income:	$1,384	$10,032

Basic and diluted per share amounts:
Income (Loss) from continuing operations	($0.03)	$0.51
Discontinued operations	0.10	0

Net income	$0.07	$0.51

Weighted average number of common shares-basic and diluted	19,709,078	19,623,249

See accompanying notes.

LIGAND PHARMACEUTICALS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2012	2011
Net income	$1,384	$10,032
Unrealized net (loss) on available-for-sale securities	—	(26)

Comprehensive income	$1,384	$10,006

LIGAND PHARMACEUTICALS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2012	2011
Operating activities
Net income (loss)	$1,384	$10,032
Less: gain from discontinued operations	1,871	4

Income (loss) from continuing operations	(487)	10,028
Adjustments to reconcile net income (loss) to net cash used in operating activities, including effects of business acquired:
Non-cash change in estimated fair value of contingent value rights	(764)	1,736
Accretion of deferred gain on sale leaseback	—	(426)
Depreciation and amortization	678	564
Non-cash lease costs	—	(90)
Loss (gain) on asset write-offs	(10)	—
Realized loss (gain) on investment	(17)	(23)
Stock-based compensation	709	452
Deferred income taxes	(35)	(13,908)
Other	85	29
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	4,118	1,024
Inventory	(44)	(1,797)
Other current assets	(462)	4,605
Other long term assets	175	460
Accounts payable and accrued liabilities	(3,506)	(970)
Other liabilities	—	(800)
Deferred revenue	(609)	27

Net cash provided by (used in) operating activities of continuing operations	(169)	911
Net cash (used in) operating activities of discontinued operations	(200)	—

Net cash provided by (used in) operating activities	(369)	911

Investing activities
Acquisition of CyDex, net of cash acquired	—	(32,024)
Payments to CVR holders	(4,549)	—
Purchases of property, equipment and building	(19)	(5)
Proceeds from sale of property, and equipment and building	13	—
Purchases of short-term investments	—	(5,000)
Proceeds from sale of short-term investments	8,500	13,888
Other, net	—	(28)

Net cash provide by (used in) investing activities of continuing operations	3,945	(23,169)
Net cash provided by investing activities of discontinued operations	—	—

Net cash provided by (used in) investing activities	3,945	(23,169)

Financing activities
Proceeds from issuance of debt	7,500	25,000
Repayment of debt	(8,500)	—
Proceeds from issuance of common stock, net	160	—
Share repurchases	—	(55)

Net cash provided by (used in) financing activities of continuing operations	(840)	24,945

Net cash provided by (used in) financing activities	(840)	24,945

Net increase in cash and cash equivalents	2,736	2,687
Cash and cash equivalents at beginning of period	7,041	3,346

Cash and cash equivalents at end of period	$9,777	$6,033

Supplemental Disclosure of cash flow information
Interest paid	$631	$321
Taxes paid	17	27

See accompanying notes.

LIGAND PHARMACEUTICALS INCORPORATED

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

Ligand Pharmaceuticals Incorporated, a Delaware corporation (the “Company” or “Ligand”), is a biotechnology company that focuses on drug discovery and early-stage development of pharmaceuticals that address critical unmet medical needs or that are more effective and/or safer than existing therapies, more convenient to administer and are cost effective. The Company’s principal market is the United States. The Company sold its Oncology Product Line (“Oncology”) and AVINZA Product Line (“AVINZA”) on October 25, 2006 and February 26, 2007, respectively. The operating results for Oncology and AVINZA have been presented in the accompanying consolidated financial statements as “Discontinued Operations”.

The Company has incurred significant losses since its inception. At March 31, 2012, the Company’s accumulated deficit was $680.4 million and the Company had negative working capital of $3.7 million. Based on management’s plans, including expense reductions, if necessary, the Company believes its currently available cash, cash equivalents, and short-term investments as well as its current and future royalty, license and milestone revenues will be sufficient to satisfy its anticipated operating and capital requirements through at least the next twelve months. The Company’s future operating and capital requirements will depend on many factors, including, but not limited to: the pace of scientific progress in its research and development programs; the potential success of these programs; the scope and results of preclinical testing and clinical trials; the time and costs involved in obtaining regulatory approvals; the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims; competing technological and market developments; the amount of royalties on sales of the commercial products of its partners; the efforts of its collaborative partners; obligations under its operating lease agreements; and the capital requirements of any companies the Company previously acquired, including Pharmacopeia, Inc. (“Pharmacopeia”), Neurogen Corporation (“Neurogen”), Metabasis Therapeutics, Inc. (“Metabasis”) and CyDex Pharmaceuticals, Inc. (“CyDex”). Management’s plans and efforts may not fully address any significant adverse impact from any or all of these factors and the Company may be required to obtain additional financing, which may not be available at acceptable terms, or at all.

Principles of Consolidation

The condensed consolidated financial statements include the Company’s wholly owned subsidiaries, Seragen, Inc. (“Seragen”), Nexus Equity VI LLC (“Nexus”), Pharmacopeia, Neurogen, Metabasis and CyDex. All significant intercompany accounts and transactions have been eliminated in consolidation.

Basis of Presentation

Our accompanying unaudited consolidated condensed financial statements as of March 31, 2012 and for the three months ended March 31, 2012 and 2011 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. Our consolidated condensed balance sheet at December 31, 2011 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations of Ligand Pharmaceuticals Incorporated, and our subsidiaries have been included. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. These financial statements should be read in conjunction with the consolidated financial statements and notes therein included in our annual report on Form 10-K for the year ended December 31, 2011.

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

Income (Loss) Per Share

Basic earnings per share is calculated by dividing net income or loss by the weighted average number of common shares and vested restricted stock units outstanding. Diluted earnings per share is computed by dividing net income or loss by the weighted average number of common shares and vested restricted stock units outstanding and the weighted average number of dilutive common stock equivalents, including stock options and non-vested restricted stock units. Common stock equivalents are only included in the diluted earnings per share calculation when their effect is dilutive. For the three months ended March 31, 2012 and 2011, no potential common shares are included in the computation of any diluted per share amounts, including income (loss) per share from discontinued operations and net loss per share, as the Company reported a loss from continuing operations. Potential common shares, the shares that would be issued upon the exercise of outstanding stock options and warrants and the vesting of restricted shares that would be excluded from the computation of diluted loss per share, were 2.3 million and 1.3 million at March 31, 2012 and 2011, respectively.

The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2012	2011
Net income (loss) from continuing operations	$(487)	$10,028
Net income from discontinued operations	1,871	4

Net income	1,384	10,032

Shares used to compute basic and diluted income per share	19,709,078	19,623,249
Basic and diluted per share amounts:
Income (loss) from continuing operations	$(0.03)	$0.51
Income from discontinued operations	0.10	—

Net income	$0.07	$0.51

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

Nonrefundable, up-front license fees and milestone payments with standalone value that are not dependent on any future performance by the Company under the Company’s collaboration agreements are recognized as revenue upon the earlier of when payments are received or collection is assured, but are deferred if the Company has continuing performance obligations. If the Company is unable to determine the stand alone value under multiple-element arrangements, revenue is recognized over the period of services or performance. Amounts received under multiple-element arrangements requiring ongoing services or performance by the Company are recognized over the period of such services or performance.

Revenue from milestones are recognized when earned, as evidenced by written acknowledgement from the collaborator, provided that (i) the milestone event is substantive, its achievability was not reasonably assured at the inception of the agreement, and the Company has no further performance obligations relating to that event, and (ii) collectability is reasonably assured. If these criteria are not met, the milestone payment is recognized over the remaining period of the Company’s performance obligations under the arrangement.

Income Taxes

The Company recognizes liabilities or assets for the deferred tax consequences of temporary differences between the tax bases of assets or liabilities and their reported amounts in the financial statements. These temporary differences will result in taxable or deductible amounts in future years when the reported amounts of the assets or liabilities are recovered or settled. A valuation allowance is established when management determines that it is more likely than not that all or a portion of a deferred tax asset will not be realized. Management evaluates the realizability of its net deferred tax assets on a quarterly basis and valuation allowances are provided, as necessary. During this evaluation, management reviews its forecasts of income in conjunction with other positive and negative evidence surrounding the realizability of its deferred tax assets to determine if a valuation allowance is required. Adjustments to the valuation allowance will increase or decrease the Company’s income tax provision or benefit. Management also applies the relevant guidance to determine the amount of income tax expense or benefit to be allocated among continuing operations, discontinued operations, and items charged or credited directly to stockholders’ equity. The Company recorded an income tax benefit of $ 35,000 and $13.6 million for the three months ended March 31, 2012 and 2011, respectively. The income tax benefit for the three months ended March 31, 2012 relates to losses from continuing operations which may be used to offset income from discontinued operations. Additionally, the Company recorded income tax expense from discontinued operations of $0.2 million. The income tax benefit for the three months ended March 31, 2011 relates to the Company’s acquisition of CyDex in January 2011. For financial statement purposes, the Company recorded the acquired Cydex intangible assets of approximately $64.8 million. For tax purposes, the Company is required to carry over the historic tax basis of the assets and liabilities of Cydex. In accordance with ASC Topic 805, the Company established net deferred tax assets and liabilities of approximately $15 million. As a result of the ability to recognize deferred tax assets for these deferred tax liabilities, the Company released valuation allowances against its deferred tax assets resulting in an income tax benefit of $13.6 million for the three months ended March 31, 2011.

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

Accounting for Stock-Based Compensation

Stock-based compensation expense for awards to employees and non-employee directors is recognized on a straight-line basis over the vesting period until the last tranche vests. Compensation cost for consultant awards is recognized over each separate tranche’s vesting period. The Company recognized compensation expense of $0.7 million and $0.5 million for the three months ended March 31, 2012 and 2011, respectively. The compensation expense related to share-based compensation arrangements is recorded as components of research and development expenses ($0.2 million and $0.1 million) and general and administrative expenses ($0.5 million and $0.4 million) for the three months ended March 31, 2012 and 2011, respectively.

The fair-value for options that were awarded to employees and directors was estimated at the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2012	2011
Risk-free interest rate	1.1%	2.6%
Dividend yield	—	—
Expected volatility	68%	70%
Expected term	6.0 years	6.0 years

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

Cash, Cash Equivalents and Short-term Investments

Cash and cash equivalents consist of cash and highly liquid securities with maturities at the date of acquisition of three months or less. Non-restricted equity and debt securities with a maturity of more than three months are considered short term investments. Restricted cash and investments consist of certificates of deposit held with financial institutions as collateral under a facility lease and third-party service provider arrangement. The following table summarizes the various investment categories at March 31, 2012 and December 31, 2011 (in thousands):

	Cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
March 31, 2012
Certificates of deposit	$1,500	$—	$—	$1,500
Certificates of deposit—restricted	1,341	—	—	1,341

	$2,841	$—	$—	$2,841

December 31, 2011
Certificates of deposit	10,000	—	—	10,000
Certificates of deposit—restricted	1,341	—	—	1,341

	$11,341	$—	$—	$11,341

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

As of March 31, 2012 and December 31, 2011, cash deposits held at financial institutions in excess of FDIC insured amounts of $250,000 were approximately $10.5 million and $13.1 million, respectively.

Accounts receivable from one customer was 58% and 67% of total accounts receivable at March 31, 2012 and December 31, 2011.

The Company obtains CAPTISOL from a sole-source supplier. If this supplier were not able to supply the requested amounts of CAPTISOL, the Company would be unable to continue to derive revenues from the sale of CAPTISOL until it obtained an alternative source, which might take a considerable length of time.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts based on the best estimate of the amount of probable losses in the Company’s existing accounts receivable. Accounts receivable that are outstanding longer than their contractual payment terms, ranging from 30 to 90 days, are considered past due. When determining the allowance for doubtful accounts, several factors are taken into consideration, including historical write-off experience and review of specific customer accounts for collectibility. Account balances are charged off against the allowance after collection efforts have been exhausted and the potential for recovery is considered remote. There was no allowance for doubtful accounts included in the balance sheets at March 31, 2012 and December 31, 2011.

Inventory

Inventory is stated at the lower of cost or market. The Company determines cost using the first-in, first-out method. The Company analyzes its inventory levels periodically and writes down inventory to its net realizable value if it has become obsolete, has a cost basis in excess of its expected net realizable value or is in excess of expected requirements.

Other Current Assets

Other current assets consist of the following (in thousands):

	March 31,	December 31,
	2012	2011
Prepaid expenses	$769	$905
Advanced manufacturing payments	291	312
Other receivables	1,718	127

	$2,778	$1,344

Property and Equipment

Property and equipment is stated at cost and consists of the following (in thousands):

	March 31,	December 31,
	2012	2011
Lab and office equipment	$4,119	$4,110
Leasehold improvements	57	62
Computer equipment and software	1,058	1,054

	5,234	5,226
Less accumulated depreciation and amortization	(4,859)	(4,771)

	$375	$455

Depreciation of equipment is computed using the straight-line method over the estimated useful lives of the assets, which range from three to ten years. Leasehold improvements are amortized using the straight-line method over their estimated useful lives or their related lease term, whichever is shorter.

Goodwill and Other Identifiable Intangible Assets

Goodwill and other identifiable intangible assets consist of the following (in thousands):

	March 31,	December 31,
	2012	2011
Acquired in-process research and development	$13,036	$13,036
Complete technology	14,643	14,643
Trade name	2,537	2,537
Customer relationships	29,400	29,400
Goodwill	14,894	14,894

	74,510	74,510
Accumulated amortization	(2,761)	(2,179)

	$71,749	$72,331

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

Intangible assets related to IPR&D are considered to be indefinite-lived until the completion or abandonment of the associated research and development efforts. During the period the assets are considered to be indefinite-lived, they will not be amortized but will be tested for impairment on an annual basis and between annual tests if the Company becomes aware of any events occurring or changes in circumstances that would indicate a reduction in the fair value of the IPR&D projects below their respective carrying amounts. If and when development is complete, which generally occurs if and when regulatory approval to market a product is obtained, the associated assets would be deemed finite-lived and would then be amortized based on their respective estimated useful lives at that point in time. Amortization expense of $0.6 million and $0.4 million was recognized for the three months ended March 31, 2012 and 2011, respectively. Estimated amortization expense for the years ending December 31, 2012 through 2016 is $2.3 million per year.

Impairment of Long-Lived Assets

Management reviews long-lived assets for impairment annually or whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value for the Company’s long-lived assets is determined using the expected cash flows discounted at a rate commensurate with the risk involved. As of March 31, 2012, management does not believe there have been any events or circumstances indicating that the carrying amount of its long-lived assets may not be recoverable.

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	March 31,	December 31,
	2012	2011
Compensation	$604	$1,806
Legal	439	355
Other	3,100	2,893

	$4,143	$5,054

Other Long-Term Liabilities

Other long-term liabilities consist of the following (in thousands):

	March 31,	December 31,
	2012	2011
Deposits	388	388

	$388	$388

Sale of Royalty Rights

The Company previously sold to third parties the rights to future royalties of certain of its products. As part of the underlying royalty agreements, the partners have the right to offset a portion of any future royalty payments owed to the Company to the extent of previous milestone payments. Accordingly, the Company deferred a portion of the revenue associated with each tranche of royalty right sold, equal to the pro-rata share of the potential royalty offset. Such amounts associated with the offset rights against future royalty payments will be recognized as revenue upon receipt of future royalties from the respective partners. As of March 31, 2012 and December 31, 2011, the Company had deferred $1.2 million of revenue related to the sale of royalty rights, which is included in long-term portion of deferred revenue.

Recently Adopted Accounting Pronouncements

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220)—Presentation of Comprehensive Income. This ASU amends Topic 220, Comprehensive Income, to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU No. 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ investment. The amendments to the Codification in the ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The ASU was effective for fiscal years beginning after December 15, 2011 for the Company. In 2012, the Company has adopted to present comprehensive income in a separate statement.

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

2. Acquisition of CyDex

On January 24, 2011, the Company acquired CyDex Pharmaceuticals, Inc., a specialty pharmaceutical company developing products and licensing its CAPTISOL® technology. CAPTISOL is currently incorporated in five FDA-approved medications and marketed by three of CyDex’s licensees: Pfizer, Bristol-Myers Squibb and Baxter International. In addition, CyDex is supporting drug development efforts with more than 40 companies worldwide.

Under the terms of the agreement, the Company paid $32.0 million to the CyDex shareholders and issued a series of Contingent Value Rights. The Company paid $4.3 million in January 2012 and may be required to pay up to an additional $9.5 million upon achievement of certain milestones. In addition, the Company will pay CyDex shareholders, for each respective year from 2011 through 2016, 20% of all CyDex-related revenue, but only to the extent that and beginning only when CyDex-related revenue for such year exceeds $15.0 million; plus an additional 10% of all CyDex-related revenue recognized during such year, but only to the extent that and beginning only when aggregate CyDex-related revenue for such year exceeds $35.0 million. The Company paid $0.3 million to the CyDex shareholders in March 2012 for 20% of all 2011 CyDex-related revenue in excess of $15 million.

The CyDex Contingent Value Rights Agreement (“CVR”) requires the Company to, in the event of a default, deliver to an escrow agent the future cash payments described above, and such amounts would then be delivered by the escrow agent to the CyDex shareholders if, as and when they would have by the CyDex CVR Agreement been required to be delivered to the CyDex shareholders by the Company. “Default” includes the following, subject to certain cure rights: (a) the Company fails to pay to the Shareholders’ Account any amount as and when required under the CyDex CVR Agreement, (b) at any time the Company is obligated for more than $35.0 million of financial indebtedness (other than financial indebtedness which is expressly subordinated to all obligations of Ligand under the CyDex CVR Agreement pursuant to a written subordination agreement signed by and reasonably acceptable to the Shareholders’ Representative), (c) at any time after March 15, 2011 the Company’s cash, cash equivalents and short-term investments is less than $10.0 million, or (d) the Company commits any material breach of the CyDex CVR Agreement.

Ligand is required by the CyDex CVR Agreement to dedicate at least five experienced full-time employee equivalents per year to the acquired business and to invest at least $1.5 million per year, inclusive of such employee expenses, in the acquired business, through 2015. As of March 31, 2012, the Company estimates it has spent approximately $1.2 million for its commitment for the year ending December 31, 2012.

At the closing of the acquisition, the Company recorded a $19.2 million contingent liability for amounts potentially due to holders of the CyDex CVRs. The initial fair value of the liability was determined using a discounted cash flow analysis incorporating the estimated future cash flows from potential milestones and revenue sharing. These cash flows were then discounted to present value using a discount rate of 21.6%. The liability will be periodically assessed based on events and circumstances related to the underlying milestones, and the change in fair value will be recorded in the Company’s consolidated statements of operations. The carrying amount of the liability may fluctuate significantly and actual amounts paid under the CVR agreements may be materially different than the carrying amount of the liability. The fair value of the liability at March 31, 2012 was $12.3 million.

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

The Company has allocated $3.2 million of the purchase price of CyDex to acquired In-Process Research and Development (IPR&D). This amount represents the estimated fair value of CyDex’s two main proprietary products that have not yet reached technological feasibility and do not have future alternative use as of the date of the merger. The valuation was based on a probability-weighted present value of the expected upfront and milestone payments based on a recently signed letter of intent and term sheet. The probability of success takes into account the stages of completion and the risks surrounding successful development and commercialization of the underlying product candidates. These cash flows were then discounted to present value using a discount rate of 21.5%.

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

Had the merger with CyDex been completed as of the beginning of 2011, the Company’s pro forma results for the three months ended March 31, 2011 would have been as follows:

(in thousands, except per share data)	2011
Revenue	$4,085
(Loss) from operations	(756)
Net income	10,430
Basic and diluted earnings per share:
Continuing operations	$0.53
Discontinued operations	$0.00
Net income	$0.53
Basic and diluted weighted average shares	19,623

The primary adjustments relate to interest expense on long-term debt, the loss of interest income due to the timing of transaction related payments and amortization of intangible assets. The above pro forma information was determined based on historical results adjusted for the purchase price allocation and estimated related changes in income associated with the merger of CyDex.

3. Financial Instruments

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including available-for-sale fixed income and equity securities and other equity securities. The following table provides a summary of the assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2012 (in thousands):

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Short-term investments	$1,517	$1,517	$—	$—
Liabilities:
Current portion of liability for contingent value rights - CyDex	$2,449	$—	$—	$2,449
Liability for contingent value rights - Metabasis	—	—	—	—
Liability for contingent value rights – Neurogen	700	—	—	700
Liability for contingent value rights - CyDex	9,850	—	—	9,850

Total liabilities	$12,999	$—	$—	$12,999

The following table provides a summary of the assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2011 (in thousands):

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Short-term investments	$10,000	$10,000	$—	$—
Liabilities:
Current portion of liability for contingent value rights - CyDex	$6,879	$—	$—	$6,879
Liability for contingent value rights - Metabasis	1,068	1,068	—	—
Liability for contingent value rights - Neurogen	700	—	—	700
Liability for contingent value rights - CyDex	9,665	—	—	9,665

Total liabilities	$18,312	$1,068	$—	$17,244

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

A summary of the co-promote termination liability as of March 31, 2012 is as follows (in thousands):

Net present value of payments based on estimated future net AVINZA product sales as of December 31, 2011	$21,452
Assumed payments made by King or assignee	(878)
Fair value adjustments due to passage of time	(450)

Total co-promote termination liability as of March 31, 2011	20,124
Less: current portion of co-promote termination liability as of December 31, 2011	5,898

Long-term portion of co-promote termination liability as of December 31, 2011	$14,226

5. Property Leases

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

The Company leases an office and research facility in San Diego, California under an operating lease arrangement through July 2015. The Company fully vacated this facility in February 2008. The lease agreement provides for increases in annual rents based on changes in the Consumer Price Index or fixed percentage increases ranging from 3% to 7%. Commencing January 2008, the Company sublet this facility through July 2015. The sublease agreement provides for a 3% increase in annual rents. As of March 31, 2012 and December 31, 2011, the lease exit obligation related to this lease was $3.8 million and $3.9 million, respectively.

The Company leases approximately 99,000 square feet in three facilities in Cranbury, New Jersey under leases that expire in 2016. The leases for the New Jersey facilities provide generally for scheduled rent increases, options to extend the leases with certain changes to the terms of the lease agreement, and refurbishment allowances. Commencing September 2009, the Company sublet 5,100 square feet of space through August 2014. As of March 31, 2012, the Company expects to receive $0.2 million in aggregate future lease payments over the duration of the sublease agreement.

In September 2010, the Company ceased use of its facility located in New Jersey. As a result, during the quarter ended September 30, 2010, the Company recorded lease exit costs of $9.7 million for costs related to the difference between the remaining lease obligations of the abandoned operating leases, which run through August 2016, and management’s estimate of potential future sublease income, discounted to present value. As of March 31, 2012 and December 31, 2011, the lease exit obligation related to this lease was $7.1 million and $7.6 million, respectively.

6. Segment Reporting

Under Accounting Standards Codification No. 280, “Segment Reporting”, or ASC 280, operating segments are defined as components of an enterprise about which separate financial information is available that is regularly evaluated by the entity’s chief operating decision maker, in deciding how to allocate resources and in assessing performance. The Company has evaluated this Codification and has identified two reportable segments: the development and commercialization of drugs using CAPTISOL technology by the recently acquired CyDex Pharmaceuticals, Inc. and the traditional biotech operations including drug discovery and development of Ligand Pharmaceuticals, Inc. We evaluate performance based on the operating profit (loss) of the respective business segments. The segment results may not represent actual results that would be expected if they were independent, stand-alone businesses. Segment information was as follows:

	Ligand	CyDex	Total
For the three months Ended March 31, 2012:
Net revenues from external customers	$4,101	$1,535	$5,636
Operating profit (loss)	(314)	(451)	(765)
Depreciation and amortization expense	72	606	678
Income tax expense (benefit) from continuing operations	(35)	—	(35)
Income tax expense from discontinuing operations	177		177
Interest expense	792	—	792
Assets	79,112	32,686	111,798

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

On January 23, 2012, the Company and Oxford Finance LLC amended the Loan and Security Agreement (the “Amended Loan and Security Agreement”). The Amended Loan and Security Agreement increased the secured term loan credit facility from $20 million up to $30 million; the Company immediately borrowed $7.5 million of the additionally-authorized $10 million against two Secured Promissory Notes. The Company did not elect to borrow the remaining available $2.5 million. The additional $7.5 million loan bears interest at (and the additional $2.5 million loan would bear interest at) a fixed rate equal to the greater of (i) 8.81% per year and (ii) the sum of (a) 8.34% plus (b) the 3-month LIBOR rate reported in The Wall Street Journal three business days before the loan amounts are funded to the Company, which interest, along with amortized principal, is payable on a monthly basis. The Company must also make an additional final payment at maturity equal to 6% of the total amount borrowed under the Amended Loan and Security Agreement. Amortization of the entire $27.5 million due to Oxford commences on March 1, 2013 and the maturity date of the term loans is August 1, 2014. The other material terms of the Loan and Security Agreement remain unchanged.

The Company also has a cash-collateralized revolving line of credit facility with its commercial bank, Square 1 Bank, or Square 1, to borrow up to $10 million. All outstanding amounts under the credit facility bear interest at a floating rate equal to 200 basis points above the prime rate and may become immediately due and payable if the

Company fails to maintain a cash balance at Square 1 equal to the amount outstanding under the credit facility. Interest is payable on a monthly basis. The maturity date of the revolving line of credit facility is March 29, 2013. As of March 31, 2012 and December 31, 2011, the Company had an outstanding balance due under the credit facility of $1.5 million and $10.0 million, respectively.

8. Stockholders’ Equity

Stock Option Activity

The following is a summary of the Company’s stock option plan activity and related information:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (In thousands)

Balance at December 31, 2011	1,146,046	$25.77	7.96	$1,489

Granted	595,500	14.44
Exercised	(14,958)	10.27
Forfeited	(55,344)	10.05
Cancelled	(8,726)	46.78

Balance at March 31, 2012	1,662,518	14.56

Exercisable at March 31, 2012	566,578	18.38	7.01	1,473
Options vested and expected to vest as of March 31, 2012	1,662,518	14.56	8.54	5,160

The weighted-average grant date fair value of all stock options granted during the three months ended March 31, 2012 was $14.44 per share. The total intrinsic value of all options exercised during the three months ended March 31, 2012 and 2011 was approximately $0.1 million and $1,000, respectively. As of March 31, 2012, there was $6.6 million of total unrecognized compensation cost related to nonvested stock options. That cost is expected to be recognized over a weighted-average period of 3 years.

As of March 31, 2012, 0.1 million shares were available for future option grants or direct issuance under the Company’s 2002 Stock Incentive Plan, as amended.

Restricted Stock Activity

Restricted stock activity for the three months ended March 31, 2012 is as follows:

	Shares	Weighted- Average Grant Date Fair Value

Nonvested at December 31, 2011	115,506	$10.63

Granted	69,030	14.47
Vested	(30,807)	11.74
Forfeited	(1,326)	10.06

Nonvested at March 31, 2012	152,403	17.05

The weighted-average grant-date fair value of restricted stock granted during the three months ended March 31, 2012 was $14.47 per share. As of March 31, 2012, there was $1.3 million of total unrecognized compensation cost related to nonvested restricted stock. That cost is expected to be recognized over a weighted-average period of 2 years.

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

The Amended ESPP allows employees to purchase Ligand common stock at the end of each six month period at a price equal to 85% of the lesser of fair market value on either the start date of the period or the last trading day of the period (the “Lookback Provision”). The 15% discount and the Lookback Provision make the Amended ESPP compensatory. There were no shares of common stock issued under the Amended ESPP during the three months ended March 31, 2012 and 2011. The Company recorded compensation expense related to the ESPP of $6,000 and $1,000 for the three months ended March 31, 2012 and 2011, respectively. As of March 31, 2012, 97,291 shares were available for future purchases under the Amended ESPP.

Warrants

As of March 31, 2012, warrants to purchase 144,606 shares of the Company’s common stock were outstanding with an exercise price of $51.54 per share and an expiration date of April 2012. The warrants were assumed in the acquisition of Pharmacopeia, Inc.

As of March 31, 2012, 163,568 warrants with an exercise price of $179.40 per warrant and an expiration date of April 2013 were outstanding to purchase an aggregate of 129,360 shares of the Company’s common stock. If exercised, these warrants are also entitled to receive $0.1 million in cash and 981,411 of each of the Company’s four contingent value rights issued to Neurogen shareholders in December 2009. The series of warrants was assumed in the acquisition of Neurogen Corporation.

Share Repurchases

On June 15, 2010, the Company announced that its Board of Directors has authorized the Company to repurchase up to $10.0 million of its common stock from time to time in privately negotiated and open market transactions for a period of up to two years, subject to the Company’s evaluation of market conditions, applicable legal requirements and other factors. The Company is not obligated to acquire common stock under this program and the program may be suspended at any time. Through March 31, 2012, the Company repurchased 16,905 shares of its common stock totaling $0.1 million.

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

10. Common Stock Subject to Conditional Redemption - Pfizer Settlement Agreement

In April 1996, the Company and Pfizer entered into a settlement agreement with respect to a lawsuit filed in December 1994 by the Company against Pfizer. In connection with a collaborative research agreement the Company entered into with Pfizer in 1991, Pfizer purchased shares of the Company’s common stock. Under the terms of the settlement agreement, at the option of either the Company or Pfizer, milestone and royalty payments owed to the Company can be satisfied by Pfizer by transferring to the Company shares of the Company’s common stock at an exchange ratio of $74.25 per share, for revenue related to lasofoxifene and drolofoxifene. The remaining common stock issued and outstanding to Pfizer following the settlement was reclassified as common stock subject to conditional redemption (between liabilities and equity) since Pfizer has the option to settle milestone and royalties payments owed to the Company with the Company’s shares, and such option is not within the Company’s control. The remaining shares of the Company’s common stock that could be redeemed totaled 112,371 and are reflected at the exchange ratio price of $74.25. Pfizer has notified Ligand that the development of the two compounds covered under the 1996 settlement agreement have been terminated and thus the Company reclassified the shares and the current carrying amount of $8.3 million to permanent equity for the period ending March 31, 2012.

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

Overview

We are a biotechnology company that operates with a simple business model focused on developing or acquiring revenue generating assets and coupling them to a lean corporate cost structure. Our goal is to create a sustainably profitable business and generate meaningful value for our stockholders. Since a portion of our business model is based on the goal of partnering with other pharmaceutical companies to commercialize and market our assets, a significant amount of our revenue is based largely on payments made to us by partners for royalties, milestones and license fees. We recognized the important role of the drug reformulation segment in the pharmaceutical industry and in 2011 added CAPTISOL® to our technology portfolio. CAPTISOL is a formulation technology that has enabled five FDA approved products, including Pfizer’s VFEND® IV and Baxter International’s Nexterone® and is currently being used in a number of clinical-stage partner programs. In comparison to our peers, we believe we have assembled one of the largest and most diversified asset portfolios in the industry with the potential to generate significant revenue in the future. In addition, therapies in development address the unmet medical needs of patients for a broad spectrum of diseases including hepatitis, muscle wasting, Alzheimer’s disease, dyslipidemia, diabetes, anemia, asthma, rheumatoid arthritis and osteoporosis. We have established multiple alliances with the world’s leading pharmaceutical companies including GlaxoSmithKline, Merck, Pfizer, Baxter International, Bristol-Myers Squibb, Celgene, Onyx Pharmaceuticals, Lundbeck Inc., Eli Lilly & Company, and The Medicines Company.

In December 2011, we entered into a License and Supply Agreement with Hospira, Inc. Under the Agreement, we granted a license in specified territories, with sub-license rights, to such intellectual property rights that will enable the manufacture and sale of certain finished drug products of which CAPTISOL® is a component. Under the terms of the Agreement we received a non-refundable license fee of $0.5 million. In addition, we received a pre-payment of $2.5 million, to be applied as a credit toward the first $2.5 million of CAPTISOL supplied under the Agreement. In the event of a termination prior to us supplying $2.5 million of CAPTISOL, we will refund the difference of the value of CAPTISOL supplied and the $2.5 million pre-payment. We are also eligible to receive milestone payments upon the occurrence of certain specified sales goals.

In December 2011, our partner Onyx Pharmaceuticals, Inc., or Onyx, announced that the U.S. Food and Drug Administration, or FDA, had granted Standard Review designation to the New Drug Application, or NDA, for carfilzomib for the potential treatment of patients with relapsed and refractory multiple myeloma. The Oncologic Drugs Advisory Committee (ODAC), which advises the FDA regarding the potential approval of new cancer drugs, will meet on June 20, 2012 to review the carfilzomib application. Carfilzomib is also currently being evaluated in two Phase 3 clinical trials. Under our agreement with Onyx, we are entitled to milestones, royalties and revenue from CAPTISOL material sales.

In February 2012, we announced that we had licensed the full world-wide rights to DARA (a Dual Acting Receptor Antagonist of Angiotension and Endothelin receptors) to Retrophin, LLC (“Retrophin”). Retrophin intends to develop DARA for orphan indications of severe kidney diseases including Focal Segmental Glomerulosclerosis (FSGS) as well as conduct proof-of-concept studies in resistant hypertension and diabetic nephropathy. Certain patient groups with severely compromised renal function exhibit extreme proteinuria resulting in progression to dialysis and a high mortality rate. DARA, with its unique dual blockade of angiotensin and endothelin receptors, is expected to provide meaningful clinical benefits in mitigating proteinuria in indications where there are no approved therapies. We received a net up front payment of approximately $1 million, and may receive, net of amounts owed to third parties, over $75 million in milestones as well as 9% in royalties on potential future worldwide sales by Retrophin.

In April 2012, GSK announced that they are preparing to file a sNDA for PROMACTA. GSK has recently completed two large Phase III studies (ENABLE 1 and 2) designed to demonstrate PROMACTA’s value in treatment of thrombocytopenia in patients with Hepatitis C.

Metabasis Contingent Value Rights

In January 2010, we completed our acquisition of Metabasis. In addition to cash consideration, we issued four tradable Contingent Value Rights (“CVRs”), one CVR from each of four respective series of CVRs, for each Metabasis share. The CVRs will entitle the holder to cash payments as frequently as every six months as cash is received by us from the sale or partnering of any of the Metabasis drug development programs, among other triggering events. We have also committed to spend at least $7 million within 30 months and $8 million within 42 months, in new research and development funding on the Metabasis programs. Through March 31, 2012, we estimate that we have spent approximately $5.9 million of the committed amount.

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

In August 2011, we entered into an amendment to the license agreement which required that a second $0.5 million licensing fee be paid in September 2011. In addition, the amendment increased royalty rates which we may receive under the license agreement to 6% of net sales of products (other than Pradefovir) and 9% of net sales for Pradefovir. In addition, the amendment removed from the license agreement a provision that afforded us the potential to earn a 10% equity position in Chiva as a milestone payment. In September 2011, Chiva paid us the $0.5 million licensing fee called for by the amendment, of which $0.1 million was remitted to CVR holders.

Results of Operations

Three Months Ended March 31, 2012 and 2011

Total revenues for the three months ended March 31, 2012 were $5.6 million compared to $3.9 million for the same period in 2011. We reported a loss from continuing operations of $0.5 million compared to income from continuing operations of $10.0 million for the three months ended March 31, 2012 and 2011, respectively.

Royalty Revenue

Royalty revenues were $3.1 million for the three months ended March 31, 2012, compared to $2.0 million for the same period in 2011. The increase in royalty revenues is due to an increase in PROMACTA royalties partially offset by a decrease in AVINZA royalties.

Material Sales

We recorded material sales of $0.7 million compared to $1.0 million for the three months ended March 31, 2012 and 2011, respectively. The decrease in material sales is due to the timing of customer purchases.

Collaborative Research and Development and Other Revenues

We recorded collaborative research and development and other revenues of $1.9 million and $0.9 million for the three months ended March 31, 2012 and 2011, respectively. Revenue for the three months ended March 31, 2012, consisted primarily of $1.0 million, net of amounts owed, for the licensing of the full world wide rights of DARA to Retrophin as well as up-front fees from CAPTISOL related programs. Revenue for the three months ended March 31, 2011 consisted of up-front fees from CAPTISOL related programs of $0.4 million and a net fee of $0.4 million from licenses granted to Chiva Pharmaceuticals, Inc. to begin development in China of two clinical-stage HepDirect programs.

Research and Development Expenses

The major components of research and development expenses are as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Internal research programs	$2,565	$1,819
Development	252	167

Total research and development	$2,817	$1,986

Research and development expenses were $2.8 million compared to $2.0 million for the three months ended March 31, 2012 and 2011, respectively. The increase of $0.8 million for the three months ended March 31, 2012, compared to the same period in 2011, is primarily due to an increase in project spending of $0.7 million and an increase in amortization of intangible assets related to the CyDex acquisition of $0.1 million.

As summarized in the table below, we are developing several proprietary products for a variety of indications. Our programs are not limited to the following, but are representative of a range of future licensing opportunities to expand our partnered asset portfolio.

Program	Disease/Indication	Development Phase
Selective Androgen Receptor Modulators (SARMs) (agonists)	Muscle wasting and frailty	Phase I

CAPTISOL-Enabled Melphalan IV	Oncology	Pivotal

CAPTISOL-Enabled Topiramate IV	Epilepsy/Seizures	Preclinical

Glucagon receptor antagonists	Diabetes	Preclinical

We do not provide forward-looking estimates of costs and time to complete our ongoing research and development projects as such estimates would involve a high degree of uncertainty. Uncertainties include our inability to predict the outcome of complex research, our inability to predict the results of clinical studies, regulatory requirements placed upon us by regulatory authorities such as the FDA and EMEA, our inability to predict the decisions of our collaborative partners, our ability to fund research and development programs, competition from other entities of which we may become aware in future periods, predictions of market potential from products that may be derived from our research and development efforts, and our ability to recruit and retain personnel or third-party research organizations with the necessary knowledge and skills to perform certain research. Refer to “Item 1A. Risk Factors” for additional discussion of the uncertainties surrounding our research and development initiatives.

General and Administrative Expenses

General and administrative expenses were $3.5 million and $3.4 million for the three months ended March 31, 2012 and 2011, respectively.

Lease Exit and Termination Costs

In September 2010, we ceased use of our facility located in Cranbury, New Jersey. As a result, during the quarter ended September 30, 2010, we recorded lease exit costs of $9.7 million for costs related to the difference between the remaining lease obligations of the abandoned operating leases, which run through August 2016, and management’s estimate of potential future sublease income, discounted to present value. Actual future sublease income may differ materially from our estimate, which would result in us recording additional expense or reductions in expense. In addition, we wrote-off approximately $5.4 million of property and equipment related to the facility closure and recorded approximately $1.8 million of severance related costs. We recorded $0.1 million and $0.2 million as a reduction of lease exit and termination costs for the three months ending March 31, 2012 and 2011, respectively.

Accretion of Deferred Gain on Sale Leaseback

On November 9, 2006, we sold real property located in San Diego, California for a sale price of $47.6 million. This property included our corporate headquarter building totaling approximately 82,500 square feet, the land on which the building was situated, and two adjacent vacant lots. As part of the sale transaction, we agreed to leaseback the building for a period of 15 years. We recognized an immediate pre-tax gain on the sale transaction of $3.1 million and deferred a gain of $29.5 million on the sale of the building. The deferred gain was being recognized on a straight-line basis over the 15 year term of the lease at a rate of approximately $2.0 million per year. In August 2009, we entered into a lease termination agreement for this building. As a result, we recognized $20.4 million of accretion of deferred gain during the quarter ended September 30, 2009, and recognized the remaining balance of the deferred gain through the term of our new building lease, which expired in December 2011. The amount of the deferred gain recognized for the three months ended March 31, 2011 was $0.4 million.

Interest Income, net

Interest income was $17,000 compared to $37,000 for the three months ended March 31, 2012 and 2011, respectively. The decrease in interest income in 2012 was due to lower cash and investment balances.

Interest Expense

Interest expense was $0.8 million compared to $0.4 million for the three months ended March 31, 2012 and 2011, respectively. The increase in interest expense of $0.4 million was due to the increase in the outstanding balance of notes payable at March 31, 2012 compared to March 31, 2011. Additionally, the $20 million loan obtained to acquire CyDex was outstanding for a partial period for the three months ending March 31, 2011.

Change in liability for Contingent Value Rights

We recorded a decrease in liability for CVRs of $0.8 million for the three months ended March 31, 2012, compared to an increase in liability for CVRs of $1.7 million for the three months ended March 31, 2011. The decrease for the three months ended March 31, 2012 relates to a decrease in our liability for amounts potentially due to holders of CVRs associated with our Metabasis acquisition, partially offset by an increase in the liability for amounts due to holders of CVRs associated with our CyDex acquisition. The increase for the three months ending March 31, 2011 relates to our liability for amounts potentially due to holders of CVRs associated with our Metabasis acquisition. The initial fair value of the liability was determined using quoted market prices of Metabasis common stock in active markets. The liability is subsequently marked-to-market at each reporting period based upon the quoted market prices of the underlying CVR, and the change in fair value is recorded in our consolidated statements of operations. The carrying amount of the liability may fluctuate significantly based upon quoted market prices and actual amounts paid under the CVR agreements may be materially different than the carrying amount of the liability.

Other, net

We recorded other income of $0.3 million compared to $48,000 for the three months ending March 31, 2012 and 2011, respectively. Other income for 2012 primarily relates to income related to the release of obligations previously recorded associated with the acquisition of CyDex.

Income Taxes

We recorded an income tax benefit of $35,000 and $13.6 million for the three months ended March 31, 2012 and 2011, respectively. The income tax benefit for the three months ended March 31, 2012 relates to losses from continuing operations which may be used to offset income from discontinued operations. The income tax benefit for the three months ended March 31, 2011 relates to the release of a portion of our valuation allowance against deferred tax assets which can be used to offset deferred tax liabilities recorded in connection with our acquisition of CyDex in January 2011.

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

During the three months ended March 31, 2012 and 2011, we recognized $0 and $4,000, respectively, of pre-tax gains due to subsequent changes in certain estimates and liabilities recorded as of the sale date.

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

During the three months ended March 31, 2012 and 2011, we recognized pre-tax gains of $2.0 million and $0, respectively, due to subsequent changes in certain estimates and liabilities recorded as of the sale date.

Income Taxes

We recorded an income tax expense of $0.2 million for income taxes related to discontinued operations for the three months ended March 31, 2012. The income tax expense relates to income recognized as a result of changes in certain estimates of liabilities. We did not record any provision for income taxes for the period ending March 31, 2011 as we did not realize any taxable income from discontinued operations.

Liquidity and Capital Resources

We have financed our operations through offerings of our equity securities, borrowings from long-term debt, issuance of convertible notes, product sales and the subsequent sales of our commercial assets, royalties, collaborative research and development and other revenues, capital and operating lease transactions.

We have incurred significant losses since inception. At March 31, 2012, our accumulated deficit was $680.4 million and we had negative working capital of $3.7 million. We believe that cash flows from operations will improve due to consistent CAPTISOL® sales, an increase in royalty revenues driven primarily from continued increases in PROMACTA sales, as well as anticipated new license and milestone revenues. In the event revenues and operating cash flows do not meet expectations, management plans to reduce discretionary expenses. However, it is possible that we may be required to seek additional financing. There can be no assurance that additional financing will be available on terms acceptable to management, or at all. We believe our available cash, cash equivalents, and short-term investments as well as our current and future royalty, license and milestone revenues will be sufficient to satisfy our anticipated operating and capital requirements, through at least the next twelve months. Our future operating and capital requirements will depend on many factors, including, but not limited to: the pace of scientific progress in our research and development programs; the potential success of these programs; the scope and results of preclinical testing and clinical trials; the time and costs involved in obtaining regulatory approvals; the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims; competing technological and market developments; the amount of royalties on sales of the commercial products of our partners; the efforts of our collaborative partners; obligations under our operating lease agreements; and the capital requirements of any companies we acquire, including Pharmacopeia, Inc. (“Pharmacopeia”), Neurogen Corporation (“Neurogen”), Metabasis Therapeutics, Inc. (“Metabasis”) and CyDex Pharmaceuticals, Inc. (“CyDex”). Our ability to achieve our operational targets is dependent upon our ability to further implement our business plan and generate sufficient operating cash flow.

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

In April 2011, we entered into an amended Loan and Security Agreement (the “Square 1 Amended Loan”) with Square 1. The Square 1 Amended Loan increased a cash-collateralized revolving line of credit facility by $5.0 million under which Square 1 agreed to loan up to $10.0 million to us. We immediately borrowed the additional $5.0 million. All outstanding amounts under the Agreement bear interest at a floating rate equal to 200 basis points above the prime rate. Interest is payable on a monthly basis. The maturity date of the revolving line of credit facility was March 29, 2012. On March 29, 2012, we entered into a Second Amendment to the Loan and Security Agreement (the “Square 1 Second Amendment to Loan and Security Agreement”). The Square 1 Second Amendment to Loan and Security Agreement changed the maturity date of the revolving line of credit facility to March 28, 2013. The Square 1 Second Amendment to Loan and Security Agreement did not change the interest rate and interest payment schedule established in the Loan and Security Agreement.

In October 2011, we filed a Registration Statement on Form S-3 with the Securities and Exchange Commission (“SEC”) for the issuance and sale of up to $30 million of equity or other securities, proceeds from which will be used for general corporate purposes. The Form S-3 provides additional financial flexibility for the Company to sell shares or other securties as needed at any time. To date, no securities have been issued under this registration statement.

In January 2012, we entered into a Fourth Amendment to the Loan and Security Agreement with Oxford Financial Group. The Fourth Amendment to Loan and Security Agreement increased the Loan and Security Agreement’s secured term loan credit facility from $20 million to up to $30 million; we immediately borrowed $7.5 million of the additionally-authorized $10 million against two Secured Promissory Notes. We did not elect to borrow the remaining available $2.5 million. The additional $7.5 million loan bears interest at a fixed rate equal to the greater of (i) 8.81% per year and (ii) the sum of (a) 8.34% plus (b) the 3-month LIBOR rate reported in The Wall Street Journal three business days before the loan amounts are funded to us, which interest, along with amortized principal, is payable on a monthly basis. Amortization of the entire $27.5 million due to Oxford commences on March 1, 2013 and the maturity date of the term loan is August 1, 2014, and the other material terms of the Loan and Security Agreement remain unchanged. Following the borrowing, we immediately paid down $4.5 million on our revolving credit facility. In addition, we paid down an additional $4.0 million on our revolving credit facility.

In connection with the acquisition of CyDex Pharmaceuticals, Inc. on January 24, 2011, we issued a series of Contingent Value Rights (“CVR”). We paid the CVR holders $4.3 million in January 2012 and may be required to pay up to an additional $9.5 million upon achievement of certain milestones. In 2011, $0.9 million was paid to the CyDex Shareholders upon completion of a licensing agreement with The Medicines Company for the CAPTISOL enabled Intravenous formulation of Clopidogrel. An additional $2 million was paid to the CyDex Shareholders upon acceptance by the FDA of the New Drug Application submitted by Onyx. In addition, we will pay CyDex shareholders, for each respective year from 2011 through 2016, 20% of all CyDex-related revenue, but only to the extent that and beginning only when CyDex-related revenue for such year exceeds $15.0 million; plus an additional 10% of all CyDex-related revenue recognized during such year, but only to the extent that and beginning only when aggregate CyDex-related revenue for such year exceeds $35.0 million. The Company paid $0.3 million to the CyDex shareholders in March 2012 for 20% of all 2011 CyDex-related revenue in excess of $15 million.

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

We are also required by the CyDex CVR Agreement to dedicate at least five experienced full-time employee equivalents per year to the acquired business and to invest at least $1.5 million per year, inclusive of such employee expenses, in the acquired business, through 2015. As of March 31, 2012, we estimate we have spent approximately $1.2 million of our commitment for the year ending December 31, 2012.

Based on management’s plans, including projected increases in CAPTISOL sales and royalty revenues, as well as anticipated new license revenue and expense reductions, if necessary, we believe our currently available cash, cash equivalents, and short-term investments as well as our current and future royalty, license and milestone revenues will be sufficient to satisfy our anticipated operating and capital requirements, through at least the next twelve months. Our future operating and capital requirements will depend on many factors, including, but not limited to: the pace of scientific progress in our research and development programs; the magnitude of these programs; the scope and results of preclinical testing and clinical trials; the time and costs involved in obtaining regulatory approvals; the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims; competing technological and market developments; the amount of royalties on sales of our partners’ commercial products; the efforts of our collaborative partners; obligations under our operating lease agreements and lease termination agreement; and the capital requirements of any companies we may acquire, including Neurogen, Metabasis and Cydex. We believe that the actions presently being taken to generate sufficient operating cash flow provide the opportunity for us to continue as a going concern. While we believe in the viability of our strategy to generate sufficient operating cash flow and in our ability to raise additional funds, there can be no assurances to that effect. Our ability to achieve our operational targets is dependent upon our ability to further implement our business plan and generate sufficient operating cash flow.

Operating Activities

Operating activities used cash of $0.4 million for the three months ended March 31, 2012, compared to $0.9 million of cash generated for the three months ended March 31, 2011.

The cash used for the three months ended March 31, 2012 reflects net income of $1.4 million, adjusted by $1.9 million of gain from discontinued operations, net of income tax expense and $0.7 million of non-cash items to reconcile the net income to net cash used in opearations. These reconciling items primarily reflect stock based compensation of $0.7 million and depreciation of $0.7 million offset by the change in estimated fair value of contingent value rights of $0.7 million. The cash used during the three months ended March 31, 2012 is further impacted by changes in operating assets and liabilities due primarily to a decrease in deferred revenue of $0.6 million, other liabilities $3.5 million, and other current assets $0.5 million, partially offset by a decrease in accounts receivable of $4.1 million. Cash used in operating activities for the three months ended March 31, 2012 of $0.2 million related to discontinued operations.

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

Investing Activities

Investing activities provided cash of $3.9 million compared to cash used of $23.2 million for the three months ended March 31, 2012 and 2011, respectively.

Cash provided by investing activities during the three months ended March 31, 2012, primarily reflects $8.5 million of net proceeds from the sale of short-term investments, offset by $4.5 million paid to CyDex CVR holders.

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

Financing Activities

Financing activities used cash of $0.8 million for the three months ended March 31, 2012. Financing activities provided cash of $24.9 million for the three months ended March 31, 2011.

Cash used by financing activities for the three months ended March 31, 2012 primarily reflects $8.5 million for the repayment of debt, partially offset by $7.5 million of proceeds from the issuance of debt. Additionally, proceeds from the issuance of common stock resulted in $0.2 million of cash generated from financing activities.

Cash provided by financing activities for the three months ended March 31, 2011 primarily reflects $25.0 million of proceeds from the issuance of debt, partially offset by share repurchases of $0.1 million.

Other

In connection with the acquisition of Neurogen Corporation on December 23, 2009, Neurogen security holders received CVRs under four CVR agreements. The CVRs entitle Neurogen shareholders to cash payments upon the sale or licensing of certain assets and upon the achievement of a specified clinical milestone. At March 31, 2012 and December 31, 2011, the aggregate fair values of the Aplindore, VR1 and H3 CVR’s were $0.7 million, and included in other long-term liabilities in the accompanying balance sheets as management is unable to estimate the timing of potential future payments.

In connection with the acquisition of Metabasis Therapeutics on January 27, 2010, Metabasis security holders received CVRs under four CVR agreements. The CVRs entitle the holders to cash payments upon the sale or licensing of certain assets and upon the achievement of specified milestones. The fair value of the liability at March 31, 1012 and December 31, 2011 was $0 and $1.1 million, respectively.

In connection with the acquisition of CyDex Pharmaceuticals, Inc. on January 24, 2011, we issued a series of Contingent Value Rights. We paid the CVR holders $4.3 million in January 2012 and may be required to pay up to an additional $9.5 million upon achievement of certain milestones. In 2011, $0.9 million was paid to the CyDex Shareholders upon completion of a licensing agreement with The Medicines Company for the CAPTISOL enabled Intravenous formulation of Clopidogrel. An additional $2 million was paid to the CyDex Shareholders upon acceptance by the FDA of Onyx’s NDA. In addition, we will pay CyDex shareholders, for each respective year from 2011 through 2016, 20% of all CyDex-related revenue, but only to the extent that and beginning only when CyDex-related revenue for such year exceed $15.0 million; plus an additional 10% of all CyDex-related revenue recognized during such year, but only to the extent that and beginning only when aggregate CyDex-related revenue for such year exceeds $35.0 million. We paid $0.3 million to the CyDex shareholders in March 2012 related to 2011 CyDex-related revenue. The estimated fair value of the liability at March 31, 2012 was $12.3 million.

Leases and off-balance sheet arrangements

We lease our office and research facilities under operating lease arrangements with varying terms through November 2021. The agreements provide for increases in annual rents based on changes in the Consumer Price Index or fixed percentage increases ranging from 3% to 7%. Commencing January 2008, we also sublease a portion of our facilities through July 2015. The sublease agreement provides for a 3% increase in annual rents. We had no off-balance sheet arrangements at March 31, 2012 and December 31, 2011.

Contractual Obligations

As of March 31, 2012, future minimum payments due under our contractual obligations are as follows (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations (1)	$23,496	$5,529	$11,127	$5,826	$1,014

(1)	We currently sublease two of our facilities through their respective lease terms of July 2015 and August 2016. As of March 31, 2012, we expect to receive aggregate future minimum lease payments totaling $4.4 million (nondiscounted) over the duration of the sublease agreements as follows: less than one year, $1.1 million; one to three years, $2.6 million; and three to five years, $0.7 million.

We outsource the production of CAPTISOL to Hovione, LLC. Under the terms of the supply agreement with Hovione, the Company has ongoing minimum annual purchase commitments and is required to purchase a total of $15 million of CAPTISOL over the term of the supply agreement which expires in December 2019. Through March 31, 2012 we have spent approximately $13.0 million towards that commitment. Either party may terminate the Agreement for the uncured material breach or bankruptcy of the other party or an extended force majeure event. The Company may also terminate the supply agreement for extended supply interruption, regulatory action related to CAPTISOL or other specified events.

Under the terms of our merger with Metabasis, we are committed to spend at least $7 million within 30 months following the close of the transaction and $8.0 million within 42 months in new research and development funding on the Metabasis programs. Through March 31, 2012, we estimate that we have spent approximately $5.9 million of the committed amount.

We are also required under our CyDex CVR Agreement to invest at least $1.5 million per year, inclusive of employee expenses, in the acquired business, through 2015. As of March 31, 2012, we estimate we have spent approximately $1.2 million.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At March 31, 2012, our investment portfolio included fixed-income securities of $1.5 million. These securities are subject to interest rate risk and will decline in value if interest rates increase. However, due to the short duration of our investment portfolio, an immediate 10% change in interest rates would have no material impact on our financial condition, results of operations or cash flows. Declines in interest rates over time will, however, reduce our interest income.

We do not have a significant level of transactions denominated in currencies other than U.S. dollars and as a result we have very limited foreign currency exchange rate risk. We purchase CAPTISOL from Hovione, located in Lisbon, Portugal. Payments to Hovione are denominated and paid in US dollars, however the unit price of CAPTISOL contains an adjustment factor which is based on the sharing of foreign currency risk between the two parties. The effect of an immediate 10% change in foreign exchange rates would have no material impact on our financial condition, results of operations or cash flows.

We are exposed to market risk involving rising interest rates. To the extent interest rates rise, our interest costs could increase. An increase in interest costs of 10% would have no material impact on our financial condition, results of operations, or cash flows.

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

As a result of a material weakness in our internal control over financial reporting relating to the accounting for significant non-routine transactions, our management has reassessed the effectiveness of our disclosure controls and procedures and have determined that our disclosure controls and procedures were not effective as of March 31, 2012. Despite the material weakness in our internal control, management believes no material inaccuracies or omissions of fact exist in this quarterly report.

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

The material weakness will not be remediated until the applicable remedial procedures are tested and management has concluded that the procedures and controls are operating effectively.

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

Furthermore, all of CyDex’s products and product candidates, as well as the technology that it outlicenses, are based on CAPTISOL. In addition, CyDex or its partners are attempting to develop some product candidates that may contain significantly higher levels of CAPTISOL than in any currently-approved productand has directed developers to demonstrate an adequate safety margin and specifically acceptable renal safety. If products or product candidates incorporating CAPTISOL technology were to cause any unexpected adverse events, whether in preclinical studies, clinical trials or as commercialized products, whether as a result of CAPTISOL or otherwise, the perception of CAPTISOL safety could be seriously harmed. If this were to occur, we may not be able to market these products unless and until we are able to demonstrate that the adverse event was unrelated to CAPTISOL, which we may not be able to do. Further, whether or not the adverse event was a result of CAPTISOL, we could be required by the FDA to submit to additional regulatory reviews or approvals, including extensive safety testing or clinical testing of products using CAPTISOL, which would be expensive and, even if we were to demonstrate that the adverse event was unrelated to CAPTISOL, would delay our marketing of CAPTISOL-enabled products and receipt of revenue related to those products.

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

In July 2009, King Pharmaceuticals Research and Development, Inc., Elan and Elan Pharma International Ltd. jointly filed suit in federal district court in New Jersey against Sandoz Inc., or Sandoz, for patent infringement under the 339 patent. According to the complaint, Sandoz filed an ANDA for morphine sulfate extended release capsules and, in connection with the ANDA filing, Sandoz provided written certification to the FDA alleging that the claims of the 339 patent are invalid, unenforceable and/or will not be infringed by the manufacture, use or sale of Sandoz’s proposed morphine product. Similar to the lawsuit against Actavis, this lawsuit seeks a judgment that would, among other things, prevent Sandoz from commercializing its proposed morphine product until after expiration of the 339 patent. Trial was previously expected to be set to start during the second half of 2011, but the court ordered a stay of proceedings starting on May 2, 2011. An adverse judgement on the patent could significantly impact our future revenues.

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

The rates at which we complete our clinical trials depends on many factors, including, but are not limited to, our ability to obtain adequate supplies of the products to be tested and patient enrollment. Patient enrollment is a function of many factors, including the size of the patient population, the proximity of patients to clinical sites and the eligibility criteria for the trial. Delays in patient enrollment for our trials may result in increased costs and longer development times. For example, the trial entitled “Eltrombopag To Reduce The Need For Platelet Transfusion In Subjects With Chronic Liver Disease And Thrombocytopenia Undergoing Elective Invasive Procedures (ELEVATE)” was suspended in October 2009 in accordance with an IDMC Recommendation. GSK terminated the ELEVATE study and has made the decision not to progress with this indication. In addition, our collaborative partners have rights to control product development and clinical programs for products developed under the collaborations. As a result, these collaborative partners may conduct these programs more slowly or in a different manner than expected. Moreover, even if clinical trials are completed, we or our collaborative partners still may not apply for FDA approval in a timely manner or the FDA still may not grant approval.

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

We currently have one supplier of CAPTISOL, Hovione FarmaCiencia SA, or Hovione, through its agent Hovione LLC. Hovione is a major supplier of APIs and API intermediates located in Lisbon, Portugal. Hovione has other production sites in Cork, Ireland, Macau, China, and Zhejiang, China, but those sites are not yet fully qualified to make CAPTISOL. If a major disaster were to happen at Hovione or Hovione were to suffer major production problems or were to fail to deliver CAPTISOL to us for any other reason, there could be a significant interruption of our CAPTISOL supply. While we carry a significant inventory of CAPTISOL for this type of occurrence, which should permit us to satisfy our existing supply obligations through 2012 under current and anticipated demand conditions, an unusually large order or two could rapidly deplete that inventory and cause significant problems with our licensees and disrupt our business. In addition, if we fail to supply CAPTISOL under our supply agreements, our customers could obtain the right to have CAPTISOL manufactured by other suppliers, which would significantly harm our business.

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

Our operations have consumed substantial amounts of cash since inception. As of March 31, 2012, we had a negative working capital of $3.7 million. Clinical and preclinical development of drug candidates is a long, expensive and uncertain process. Also, we may acquire companies, businesses or products and the consummation of such acquisitions may consume additional cash. For example, as part of the consideration for our recent acquisition of CyDex, we distributed approximately $12.0 million of our cash to CyDex stockholders. In connection with the acquisition, we entered into a $20 million Loan and Security Agreement, or the Loan Agreement, with a lender. Under the terms of the Loan Agreement, we will make interest only payments for one year at a fixed rate of 8.64%, with an option to extend the interest only payments for an additional year, which we intend to exercise. Subsequent to the interest only payments, the note will amortize with principal and interest payments due through the remaining term of the loan. The loan term, including interest only payments, is 42 months.

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

In March 2011, we borrowed $5.0 million from Square 1 Bank and April 2011 we borrowed an additional $5.0 million from Square 1. All outstanding amounts under the loan bear interest at a floating rate equal to 200 basis points above the prime rate and may become immediately due and payable if we fail to maintain a cash balance at Square 1 equal to the amount outstanding under the credit facility. We paid $4.5 million on our revolving credit facility in January 2012 and another $4.0 million in March 2012. On March 29, 2012, we entered into a Second Amendment to Loan and Security Agreement (the “Square 1 Second Amendment to Loan and Security Agreement”). The Square 1 Second Amendment to Loan and Security Agreement changed the maturity date of the revolving line of credit facility to March 28, 2013. The Square 1 Second Amendment to Loan and Security Agreement did not change the interest rate and interest payment schedule established in the Loan and Security Agreement.

In October 2011, we filed a Registration Statement on Form S-3 with the Securities and Exchange Commission (“SEC”) for the issuance and sale of up to $30 million of equity or other securities, proceeds from which will be used for general corporate purposes. The Form S-3 provides additional financial flexibility for the Company to sell shares as needed at any time. To date, no securities have been issued under this registration statement. In March 2012, we entered into a Controlled Equity Offering Sales Agreement with Cantor Fitzgerald & Co. (“Cantor”), as sales agent, to create an at-the-market equity program under which we may, from time to time, sell shares of common stock, par value $0.001 per share, up to an aggregate offering price of $30 million.

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

In September 2011, we received a notice from MedImmune (a subsidiary of AstraZeneca) that it was exercising its right to terminate the Collaboration and License Agreement, dated April 19, 2001. Upon termination, all materials and know-how related to the IL-9 antibody program by MedImmune was returned to us. MedImmune is required to discuss the granting of a royalty-bearing license to intellectual property with respect to the product licensed under the agreement. However, MedImmune has no obligation to grant such a license or retain the ability to grant such a license. The termination became effective on November 30, 2011.

In October 2011, we received notice from Merck that it was exercising its right to terminate the Collaboration and License Agreement, dated November 24, 2003. The collaboration and licensing program was related to the physiology, pharmacology, chemistry, and potential therapeutic applications and potential clinical utilities related to Vanilloid Receptors, subtype 1, also known as TRPV1. Upon termination, Merck is required to transfer and/or disclose specified materials and know-how to us (which is under an obligation to transfer certain specified materials to Merck). In addition, we will receive an exclusive, perpetual, irrevocable, royalty-free (but subject to any third party royalty obligations), fully-paid, worldwide license, with right to sub-license, under specified patents and technology for the research, development or commercialization of specified compounds and products in a limited field of use. We will also receive a non-exclusive license to all other know-how Merck deems necessary to sell the specified compounds or products. The termination became effective on April 18, 2012.

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

Our success will depend on our ability and the ability of our collaborative partners to avoid infringing the proprietary rights of others, both in the United States and in foreign countries. In addition, disputes with licensors under our license agreements may arise which could result in additional financial liability or loss of important technology and potential products and related revenue, if any. Further, the manufacture, use or sale of our potential products or our collaborative partners’ products or potential products may infringe the patent rights of others. This could impact CAPTISOL, AVINZA, PROMACTA, VIVIANT and CONBRIZA (bazedoxifene), lasofoxifene, LGD-4665, and any other products or potential products.

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

The initially filed patents relating to CAPTISOL expired in 2010 and 2011 in the U.S. and are expected to expire between 2012 and 2016 in most countries outside the U.S. We have also obtained patent protection in the U.S. through 2025 on Agglomerated form and through 2029 on High Purity form of CAPTISOL. We have obtained patent protection on a number of combinations of APIs and CAPTISOL through three combination patents in the U.S., and we have applied for six additional combination patents in the U.S. relating to the combination of CAPTISOL with specific APIs. Our U.S. combination patent relating to Fosphenytoin expires June 12, 2018 and our U.S. combination patent relating to Amiodarone expires May 4, 2022. Our U.S. combination patent relating to one of our early-stage product candidates expires March 19, 2022. There is no guarantee that these patents will be sufficient to prevent competitors from creating a generic form of CAPTISOL after 2010 and competing against us, or from developing combination patents for products that will prevent us from developing products using those APIs. In addition, most of the agreements in our CAPTISOL outlicensing business, including our agreements with Pfizer relating to Geodon IM, Vfend IV and Cerenia, provide that once the relevant patent expires, the amount of royalties we receive will be reduced or eliminated.

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

We were founded in 1987. We have incurred significant losses since our inception. As of March 31, 2012, our accumulated deficit was $680.4 million.

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

In addition, King assumed our obligation to make payments to Organon based on net sales of AVINZA (the fair value of which was $20.1 million as of March 31, 2012). We remain liable to Organon in the event King defaults on this obligation. Any requirement to pay a material amount to Organon, could adversely affect our business and the price of our securities.

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

As described in Item 4, we identified a material weakness as a result of improper accounting for significant non-routine transactions. Management has determined that the material weakness was a result of inadequate staffing. Since the transaction date which resulted in this material weakness, we have added a corporate controller to our finance and accounting staff. While we had processes to identify and apply accounting standards to complex transactions, we enhanced these processes with the addition of a resource with the ability to research and understand the nuances of complex accounting standards. Given this material weakness, management determined that we did not maintain effective internal control over financial reporting. The existence of one or more material weakness or significant deficiency could result in future errors in our consolidated financial statements. Substantial costs and resources may be required to rectify any internal control deficiencies. If we fail to achieve and maintain the adequacy of our internal controls in accordance with applicable standards, we may be unable to conclude on an ongoing basis that we have effective internal controls over financial reporting. If we cannot produce reliable financial reports, our business and financial condition could be harmed, investors could lose confidence in our reported financial information, or the market price of our stock could decline significantly. In addition, our ability to obtain additional financing to operate and expand our business, or obtain additional financing on favorable terms, could be materially and adversely affected, which, in turn, could materially and adversely affect our business, our financial condition and the market value of our securities. Moreover, our reputation with customers, lenders, investors, securities analysts and others may be adversely affected.

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

The occurrence of a catastrophic disaster could damage our facilities beyond insurance limits or we could lose key data which could cause us to curtail or cease operations.

We are vulnerable to damage and/or loss of vital data from natural disasters, such as earthquakes, tornadoes, power loss, fire, floods and similar events. If any disaster were to occur, our ability to operate our business could be seriously impaired. We have property, liability, and business interruption insurance which may not be adequate to cover our losses resulting from disasters or other similar significant business interruptions, and we do not plan to purchase additional insurance to cover such losses due to the cost of obtaining such coverage. Any significant losses that are not recoverable under our insurance policies could seriously impair our business, financial condition and prospects.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not appicable

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

The Index to Exhibits on page 47 is incorporated herein by reference as the list of exhibits required as part of this Quarterly Report.

LIGAND PHARMACEUTICALS INCORPORATED

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 4, 2012	By:	/s/ John P. Sharp
John P. Sharp
Vice President, Finance and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description

2.1(1)	Agreement and Plan of Merger, by and among the Company, Pharmacopeia, Inc., Margaux Acquisition Corp. and Latour Acquisition, LLC, dated as of September 24, 2008 (Filed as Exhibit 2.1).

2.2(2)	Agreement and Plan of Merger, by and among the Company, Neurogen Corporation and Neon Signal, LLC, dated as of August 23, 2009 (Filed as Exhibit 10.1).

2.3(3)	Amendment to Agreement and Plan of Merger, by and among the Company, Neurogen Corporation, and Neon Signal, LLC, dated September 18, 2009 (Filed as Exhibit 10.1).

2.4(3)	Amendment No. 2 to Agreement and Plan of Merger, by and among the Company, Neurogen Corporation, and Neon Signal, LLC, dated November 2, 2009 (Filed as Exhibit 10.2).

2.5(4)	Amendment No. 3 to Agreement and Plan of Merger, by and among the Company, Neurogen Corporation, and Neon Signal, LLC, dated December 17, 2009 (Filed as Exhibit 10.1).

2.6(5)	Certificate of Merger for acquisition of Neurogen Corporation (Filed as Exhibit 2.1).

2.7(6)	Agreement and Plan of Merger, dated as of October 26, 2009, by and among the Company, Metabasis Therapeutics, Inc., and Moonstone Acquisition, Inc (Filed as Exhibit 10.1).

2.8(7)	Amendment to Agreement and Plan of Merger, by and among the Company, Metabasis Therapeutics, Inc., Moonstone Acquisition, Inc., and David F. Hale as Stockholders’ Representative, dated November 25, 2009 (Filed as Exhibit 10.1).

2.9(8)	Certificate of Merger for acquisition of Metabasis Therapeutics, Inc. dated January 27, 2010 (Filed as Exhibit 2.1).

2.10(9)	Certificate of Merger, dated and filed January 24, 2011 (Filed as Exhibit 2.1).

2.11(9)	Agreement and Plan of Merger, by and among the Company, CyDex Pharmaceuticals, Inc., and Caymus Acquisition, Inc., dated January 14, 2011 (Filed as Exhibit 10.1).

3.1(10)	Amended and Restated Certificate of Incorporation of the Company (Filed as Exhibit 3.1).

3.2(10)	Bylaws of the Company, as amended (Filed as Exhibit 3.3).

3.3(11)	Amended Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Company (Filed as Exhibit 3.3).

3.4(12)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company dated June 14, 2000 (Filed as Exhibit 3.5).

3.5(13)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company dated September 30, 2004 (Filed as Exhibit 3.6).

3.6(14)	Amendment of the Bylaws of the Company dated November 8, 2005 (Filed as Exhibit 3.1).

3.7(15)	Amendment of Bylaws of the Company dated December 4, 2007 (Filed as Exhibit 3.1).

4.1(16)	Specimen stock certificate for shares of Common Stock of the Company.

4.4(17)	2006 Preferred Shares Rights Agreement, by and between the Company and Mellon Investor Services LLC, dated as of October 13, 2006 (Filed as Exhibit 4.1).

10.1†	Sublicense Agreement between the Company, Pharmacopeia, Inc. and Retrophin LLC dated as of February 16, 2012.

31.1	Certification by Principal Executive Officer, Pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description

31.2	Certification by Principal Financial Officer, Pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification by Principal Executive Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification by Principal Financial Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1**	The following financial information from the Company’s Quarterly Report on Form 10-Q, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

†	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted from this quarterly report and submitted separately to the Securities and Exchange Commission

(1)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on September 26, 2008.

(2)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on August 24, 2009.

(3)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on November 6, 2009

(4)	This exhibit was previously filed as part of, and is being incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on December 17, 2009.

(5)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on December 24, 2009.

(6)	This exhibit was previously filed as part of, and is being incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on October 28, 2009.

(7)	This exhibit was previously filed as part of, and is being incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on December 1, 2009.

(8)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on January 28, 2010.

(9)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on January 26, 2011.

(10)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Registration Statement on Form S-4 (No. 333-58823) filed on July 9, 1998.

(11)	This exhibit was previously filed as part of and is hereby incorporated by reference to same numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 1999.

(12)	This exhibit was previously filed as part of, and are hereby incorporated by reference to the numbered exhibit filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

(13)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004.

(14)	This exhibit was previously filed as part of, and is being incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on November 14, 2005.

(15)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on December 6, 2007.

(16)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Registration Statement on Form S-1 (No. 33-47257) filed on April 16, 1992 as amended.

(17)	This exhibit was previously filed as part of, and is being incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on October 17, 2006.

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of Ligand Pharmaceuticals, Incorporated, whether made before or after the date hereof, regardless of any general incorporation language in such filing. Signed originals of these certifications have been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.