Form 10-K/A
period 2011-12-31
LIGAND PHARMACEUTICALS INC
filed 2012-05-16
CIK 886163

UNITED STATES

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

As of May 1, 2012, the Registrant had 19,734,419 shares of Common Stock outstanding.

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

EXPLANATORY NOTE

This Form 10-K/A amends the Annual Report on Form 10-K of Ligand Pharmaceuticals Incorporated for the fiscal year ended December 31, 2011 (the “Form 10-K”), as filed with the Securities and Exchange Commission on February 23, 2012 to revise Item 9A, Item 15 and certain exhibits of the original Form 10-K. The revision relates to adding language to Management’s Report on Internal Control over Financial Reporting for the exclusion of the internal controls of CyDex Pharmaceuticals, Inc., which was acquired by the Company in January 2011, from the Company’s assessment of and conclusion on the effectiveness of internal control over financial reporting. The revision also amends the Report of Independent Registered Public Accounting Firm related to the Company’s internal control over financial reporting to add language regarding such exclusion (the “Amended Report”). Additionally, in response to comments received from the Commission in connection with a request for confidential treatment of certain portions of Exhibits 10.131 and 10.133 to the Original Form 10-K, revised redacted version of Exhibits 10.131 and 10.133, are being filed herewith. As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment. In addition, we have included as an exhibit to this form 10-K/A a Consent of Independent Registered Public Accounting Firm to use the Amended Report in certain Securities Act filings into which the Amended Report is incorporated by reference.

Except as described above, no other changes have been made to the Form 10-K, and this Form 10-K/A does not modify, amend or update in any other way any other of the financial or other information contained in the Form 10-K. This Form 10-K/A does not reflect events that may have occurred subsequent to the filing date of the Form 10-K.

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

As a result of a material weakness in our internal control over financial reporting relating to the accounting for significant non-routine transactions, our management has assessed the effectiveness of our disclosure controls and procedures and have determined that our disclosure controls and procedures were not effective as of December 31, 2011.

Restatement of Consolidated Financial Statements. On February 6, 2012, management of the Company concluded that the Company’s unaudited condensed consolidated financial statements for the interim periods ended March 31, June 30, and September 30, 2011, did not properly account for certain acquisition-related costs, and, therefore, should not be relied upon. As a result, management and the Audit Committee of the Company authorized and directed the officers of the Company to restate its unaudited interim financial statements. The restated reports on Form 10-Q have been filed for the applicable periods.

Remediation Plan. Since the transaction date which resulted in this material weakness, we have added a corporate controller to our finance and accounting staff. While we had processes to identify and intelligently apply accounting standards to complex transactions, we did not employ adequate numbers of highly skilled accountants to provide for a detailed analysis, documentation and review of the acquisition of CyDex, which closed on January 24, 2011. This material weakness prevented us from properly reporting the financial information for previous interim periods, and we have filed restated 10-Q reports for the applicable periods. We enhanced our processes with the addition of a resource with the ability to research and understand the nuances of complex accounting standards. Management will continue to review and make necessary changes to the overall design of its internal control environment, as well as to policies and procedures to improve the overall effectiveness of internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as set forth in Internal Control - Integrated Framework. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal controls over financial reporting were ineffective as of December 31, 2011 based on a material weakness identified by management as a result of inadequate staffing. The material weakness led to a misstatement of transaction costs related to the acquisition of CyDex in our interim financial statements. We enhanced our processes with the addition of a corporate controller during the third quarter of 2011 with the ability to research and properly apply complex accounting standards. The Company will continue to review the updated control structure to ensure management’s plan is effective in remediating the material weakness identified.

As described in our Annual Report on Form 10-K, during the year ended December 31, 2011, we acquired CyDex. The internal controls over financial reporting of an acquired business are eligible for a one year exclusion, as permitted by Securities and Exchange Commission Staff interpretive guidance. Accordingly, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of CyDex, which are included in our December 31, 2011 consolidated financial statements. CyDex constituted $10.9 million of total assets as of December 31, 2011 and generated $16.2 million in revenues for the year then ended.

Grant Thornton LLP, the Company’s independent registered public accountants, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, based on the COSO criteria; their report is included in Item 9A.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Ligand Pharmaceuticals Incorporated

We have audited Ligand Pharmaceuticals Incorporated’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Ligand Pharmaceuticals Incorporated’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report. Our responsibility is to express an opinion on Ligand Pharmaceuticals Incorporated’s internal control over financial reporting based on our audit. Our audit of, and opinion on, the Company’s internal control over financial reporting does not include internal control over financial reporting of CyDex Pharmaceuticals, Inc., a wholly owned subsidiary, whose financial statements reflect total assets and revenues constituting 8.9% and 54.1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2011. As indicated in Managements Report, CyDex Pharmaceuticals, Inc. was acquired during 2011 and therefore, management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of CyDex Pharmaceuticals, Inc.

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

(3) The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

Exhibit Number	Description

2.1 (36)	Agreement and Plan of Merger, dated as of September 24, 2008, by and among Ligand Pharmaceuticals Incorporated, Pharmacopeia, Inc., Margaux Acquisition Corp. and Latour Acquisition, LLC. (Exhibit 2.1).

2.2 (52)	Agreement and Plan of Merger, by and among the Company, Neurogen Corporation and Neon Signal, LLC, dated as of August 23, 2009 (Filed as Exhibit 10.1).

2.3 (56)	Amendment to Agreement and Plan of Merger, by and among the Company, Neurogen Corporation, and Neon Signal, LLC, dated September 18, 2009 (Filed as Exhibit 10.1).

2.4 (56)	Amendment No. 2 to Agreement and Plan of Merger, by and among the Company, Neurogen Corporation, and Neon Signal, LLC, dated November 2, 2009 (Filed as Exhibit 10.2).

2.5 (54)	Amendment No. 3 to Agreement and Plan of Merger, by and among the Company, Neurogen Corporation, and Neon Signal, LLC, dated November 2, 2009 (Filed as Exhibit 10.2).

2.6 (53)	Certificate of Merger for acquisition of Neurogen Corporation (Filed as Exhibit 2.1).

2.7 (57)	Agreement and Plan of Merger, dated as of October 26, 2009, by and among the Company, Metabasis Therapeutics, Inc., and Moonstone Acquisition, Inc. (Filed as Exhibit 10.1).

2.8 (55)	Amendment to Agreement and Plan of Merger, by and among the Company, Metabasis Therapeutics, Inc., Moonstone Acquisition, Inc., and David F. Hale as Stockholders’ Representative, dated November 25, 2009

2.9 (63)	Certificate of Merger for acquisition of Metabasis Therapeutics, Inc. dated January 27, 2010 (Filed as Exhibit 2.1).

2.10 (68)	Certificate of Merger, dated and filed January 24, 2011 (Filed as Exhibit 2.1).

2.11 (68)	Agreement and Plan of Merger, by and among the Company, CyDex Pharmaceuticals, Inc., and Caymus Acquisition, Inc., dated January 14, 2011 (Filed as Exhibit 10.1).

Exhibit Number	Description

3.1 (1)	Amended and Restated Certificate of Incorporation of the Company. (Filed as Exhibit 3.2).

3.2 (1)	Bylaws of the Company, as amended. (Filed as Exhibit 3.3).

3.3 (2)	Amended Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Company.

3.4 (12)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company dated June 14, 2000.

3.5 (3)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company dated September 30, 2004.

3.6 (20)	Amendment to the Bylaws of the Company dated November 13, 2005. (Filed as Exhibit 3.1).

3.7 (34)	Amendment of Bylaws of the Company dated December 4, 2007. (Filed as Exhibit 3.1).

3.8 (67)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company dated November 17, 2010 (Filed as Exhibit 3.1).

4.1 (4)	Specimen stock certificate for shares of Common Stock of the Company.

4.2 (27)	2006 Preferred Shares Rights Agreement, by and between Ligand Pharmaceuticals Incorporated and Mellon Investor Services LLC, dated as of October 13, 2006. (Filed as Exhibit 4.1)

10.1 (4)	Agreement, dated May 1, 1991, between the Company and Pfizer Inc (with certain confidential portions omitted).

10.2 (4)	License Agreement, dated January 5, 1990, between the Company and the University of North Carolina at Chapel Hill (with certain confidential portions omitted).

10.3 (4)	Form of Indemnification Agreement between the Company and each of its directors.

10.4 (4)	Form of Indemnification Agreement between the Company and each of its officers.

10.5 (4)	Stock Purchase Agreement, dated September 9, 1992, between the Company and Glaxo, Inc.

10.6 (4)	Research and Development Agreement, dated September 9, 1992, between the Company and Glaxo, Inc. (with certain confidential portions omitted).

10.7 (8)	Supplementary Agreement, dated October 1, 1993, between the Company and Pfizer, Inc. to Agreement, dated May 1, 1991.

10.8 (9)	Option Agreement, dated September 2, 1994, between the Company and American Home Products Corporation, as represented by its Wyeth-Ayerst Research Division (with certain confidential portions omitted). (Filed as Exhibit 10.80).

10.9 (5)	Research, Development and License Agreement, dated December 29, 1994, between SmithKline Beecham Corporation and the Company (with certain confidential portions omitted).

10.10 (10)	Lease, dated July 6, 1994, between the Company and Chevron/Nexus partnership, First Amendment to lease dated July 6, 1994.

10.11 (11)	Settlement Agreement and Mutual Release of all Claims, signed April 20, 1996, between the Company and Pfizer, Inc. (with certain confidential portions omitted).

Exhibit Number	Description

10.12 (6)	Letter of Agreement dated September 28, 1998 among the Company, Elan Corporation, plc and Elan International Services, Ltd. (with certain confidential portions omitted), (Filed as Exhibit 10.5).

10.13 (7)	Stock Purchase Agreement by and between the Company and Warner-Lambert Company dated September 1, 1999 (with certain confidential portions omitted). (Filed as Exhibit 10.2).

10.14 (7)	License Agreement effective June 30, 1999 by and between the Company and X-Ceptor Therapeutics, Inc. (with certain confidential portions omitted). (Filed as Exhibit 10.7).

10.15 (13)	Purchase Agreement, dated March 6, 2002, between the Company and Pharmaceutical Royalties International (Cayman) Ltd.

10.16 (14)	Amendment Number 1 to Purchase Agreement, dated July 29, 2002, between the Company and Pharmaceutical Royalties International (Cayman) Ltd.

10.17 (15)	Amended and Restated License and Supply Agreement, dated December 6, 2002, between the Company, Elan Corporation, plc and Elan Management Limited (with certain confidential portions omitted).

10.18 (15)	Amendment Number 1 to Amended and Restated Registration Rights Agreement, dated November 12, 2002, between the Company and Elan Corporation plc and Elan International Services, Ltd.

10.19 (15)	Second Amendment to Purchase Agreement, dated December 19, 2002, between the Company and Pharmaceuticals Royalties International (Cayman) Ltd.

10.20 (15)	Amendment Number 3 to Purchase Agreement, dated December 30, 2002, between the Company and Pharmaceuticals Royalties International (Cayman) Ltd. (with certain confidential portions omitted).

10.21 (15)	Purchase Agreement, dated December 30, 2002, between the Company and Pharmaceuticals Royalties International (Cayman) Ltd. (with certain confidential portions omitted).

10.22 (16)	Co-Promotion Agreement, dated January 1, 2003, by and between the Company and Organon Pharmaceuticals USA Inc. (with certain confidential portions omitted).

10.23 (17)	Amendment No. 2 to Amended and Restated Registration Rights Agreement, dated June 25, 2003.

10.24 (18)	Option Agreement Between Investors Trust & Custodial Services (Ireland) Ltd., as Trustee for Royalty Pharma, Royalty Pharma Finance Trust and the Company, dated October 1, 2003 (with certain confidential portions omitted).

10.25 (18)	Amendment to Purchase Agreement Between Royalty Pharma Finance Trust and the Company, dated October 1, 2003 (with certain confidential portions omitted).

10.26 (22)	2002 Stock Incentive Plan (as amended and restated through March 9, 2006).

10.27 (18)	2002 Employee Stock Purchase Plan, dated July 1, 2002 (as amended through June 30, 2003).

10.28 (18)	Form of Stock Option Agreement.

10.29 (18)	Form of Employee Stock Purchase Plan Stock Purchase Agreement.

10.30 (18)	Form of Automatic Stock Option Agreement.

Exhibit Number	Description

10.31 (18)	Form of Director Fee Stock Option Agreement.

10.32 (19)	Manufacturing and Packaging Agreement, dated February 13, 2004 between Cardinal Health PTS, LLC and the Company (with certain confidential portions omitted).

10.33 (21)	Form of Distribution, Storage, Data and Inventory Management Services Agreement.

10.34 (21)	Amendment Number 1 to the Option Agreement between Investors Trust & Custodial Services (Ireland) Ltd., solely in its capacity as Trustee for Royalty Pharma, Royalty Pharma Finance Trust and Ligand Pharmaceuticals Incorporated dated November 5, 2004.

10.35 (21)	Amendment to Purchase Agreement between Royalty Pharma Finance Trust, Ligand Pharmaceuticals Incorporated & Investors Trust and Custodial Services (Ireland) Ltd., solely in its capacity as Trustee of Royalty Pharma dated November 5, 2004.

10.36 (22)	Amended and Restated Research, Development and License Agreement dated as of December 1, 2005 between the Company and Wyeth (formerly American Home Products Corporation) (with certain confidential portions omitted).

10.37 (22)	Form of Stock Issuance Agreement for non-employee directors.

10.38 (22)	Form of Amended and Restated Director Fee Stock Option Agreement for 2005 award to Henry Blissenbach, John Groom, Irving Johnson, John Kozarich, Daniel Loeb, Carl Peck, Jeffrey Perry, Brigette Roberts and Michael Rocca.

10.39 (23)	Termination and Return of Rights Agreement between Ligand Pharmaceuticals Incorporated and Organon USA Inc. dated as of January 1, 2006

10.40 (24)	First Amendment to the Manufacturing and Packaging Agreement between Cardinal Health PTS, LLC and Ligand Pharmaceuticals Incorporated (with certain confidential portions omitted).

10.41 (25)	Purchase Agreement, by and between Ligand Pharmaceuticals Incorporated, King Pharmaceuticals, Inc. and King Pharmaceuticals Research and Development, Inc., dated as of September 6, 2006.

10.42 (26)	Contract Sales Force Agreement, by and between Ligand Pharmaceuticals Incorporated and King Pharmaceuticals, Inc. dated as of September 6, 2006.

10.43 (25)	Purchase Agreement, by and among Ligand Pharmaceuticals Incorporated, Seragen, Inc., Eisai Inc. and Eisai Co., Ltd., dated as of September 7, 2006.

10.44 (31)	Stipulation of Settlement by and among Plaintiffs and Ligand Pharmaceuticals, Inc. et al., In re Ligand Pharmaceuticals Inc. Securities Litigation, United States District Court, District of Southern California, dated as of June 28, 2006, approved by Order dated October 16, 2006.

10.45 (31)	Stipulation of Settlement by and among Plaintiffs and Ligand Pharmaceuticals, Inc. et al., In re Ligand Pharmaceuticals Inc. Derivative Litigation, Superior Court of California, County of San Diego, dated as of September 19, 2006, approved by Order dated October 12, 2006.

10.46 (31)	Loan Agreement by and between Ligand Pharmaceuticals Incorporated and King Pharmaceuticals, 303 Inc. dated as of October 12, 2006.

10.47 (29)	Letter Agreement by and between Ligand and King Pharmaceuticals, Inc. effective as of December 29, 2006.

10.48 (29)	Amendment Number 1 to Purchase Agreement, Contract Sales Force Agreement and Confidentiality Agreement by and between Ligand and King Pharmaceuticals, Inc. effective as of November 30, 2006.

Exhibit Number	Description

10.49 (28)	Purchase Agreement and Escrow Instructions by and between Nexus Equity VI, LLC, a California Limited Liability Company, and Ligand Pharmaceuticals Incorporated, a Delaware Corporation and Slough Estates USA Inc., a Delaware corporation dated October 25, 2006.

10.50 (31)	2006 Employee Severance Plan dated as of October 4, 2006.

10.51 (31)	Form of Letter Agreement regarding Change of Control Severance Benefits between the Company and its officers.

10.52 (29)	Letter Agreement by and between the Company and John L. Higgins dated as of January 10, 2007.

10.53 (30)	Amendment Number 2 to Purchase Agreement, by and between the Company and King Pharmaceuticals, Inc. effective as of February 26, 2007.

10.54 (32)	Letter Agreement by and between the Company and John P. Sharp dated as of March 30, 2007. (Filed as Exhibit 10.1).

10.55 (33)	Form of Executive Officer Change in Control Severance Agreement. (Filed as Exhibit 10.1).

10.56 (35)	Sublease Agreement between the Company and eBIOSCIENCE, INC., effective as of December 13, 2007. (Filed as Exhibit 10.1).

10.57 (37)	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under the Company’s 2002 Stock Incentive Plan. (Filed as Exhibit 10.318).

10.58 (37)	Form of Amendment to Restricted Stock Agreement for executive officers other than Chief Executive Officer. (Filed as Exhibit 10.319).

10.59 (37)	Amendment to Restricted Stock Agreement between the Company and John L. Higgins. (Filed as Exhibit 10.320).

10.60 (47)	Collaboration and License Agreement, dated as of July 9, 2003 and effective August 8, 2003, between Pharmacopeia, Inc. and Schering-Plough Ltd. (with certain confidential portions omitted).

10.61 (47)	Collaboration and License Agreement, dated as of July 9, 2003 and effective August 8, 2003, between Pharmacopeia, Inc. and Schering Corporation (with certain confidential portions omitted).

10.62 (39)	Amendment No. 1, dated July 27, 2006, to the Collaboration and License Agreements, effective as of July 9, 2003, between (i) Pharmacopeia, Inc. and Schering Corporation and (ii) Pharmacopeia, Inc. and Schering-Plough Ltd. (Filed as Exhibit 10.1).

10.63 (47)	Lease, dated August 20, 2003, between Pharmacopeia, Inc. and Eastpark at 8A (Building 1000).

10.64 (40)	Amendment to Lease, dated September 10, 2007, between Eastpark at 8A and Pharmacopeia, Inc. (Building 1000). (Filed as Exhibit 10.1).

10.65 (47)	Lease, dated August 20, 2003, between Pharmacopeia, Inc. and Eastpark at 8A (Building 3000).

10.66 (40)	Amendment to Lease, dated April 18, 2007, between Eastpark at 8A and Pharmacopeia, Inc. (Building 3000). (Filed as Exhibit 10.2).

10.67 (41)	License Agreement, dated as of March 27, 2006, between Pharmacopeia, Inc. and Bristol-Myers Squibb Company (Filed as Exhibit 10.2).

Exhibit Number	Description

10.68 (42)	Collaboration and License Agreement between Pharmacopeia, Inc. and Cephalon, Inc., dated May 18, 2006. (Filed as Exhibit 10.1).

10.69 (43)	License Agreement, amended and restated as of July 1, 2003, among The Trustees of Columbia University in the City of New York, Cold Spring Harbor Laboratory and Pharmacopeia, Inc. (Filed as Exhibit 10.2).

10.70 (44)	Collaboration and License Agreement, amended and restated effective as of February 8, 2007, between Pharmacopeia, Inc. and N.V. Organon. (Filed as Exhibit 10.1).

10.71 (45)	License Agreement, dated October 11, 2007, between Bristol-Myers Squibb Company and Pharmacopeia, Inc. (Filed as Exhibit 10.45).

10.72 (38)	Contingent Value Rights Agreement, dated December 23, 2008, among the Company, Pharmacopeia, Inc. and Mellon Investor Services LLC. (Filed as Exhibit 10.1).

10.73 (37)	Amended and Restated Severance Plan, dated December 20, 2008, of the Company. (Filed as Exhibit 10.2).

10.74 (46)	Settlement Agreement and Mutual Release of all Claims, by and between the Company and The Salk Institute for Biological Studies, dated as of September 2, 2008 (Filed as Exhibit 10.316).

10.75 (47)	License Agreement, dated of December 17, 2008, between the Company and SmithKline Beecham Corporation, doing business as GlaxoSmithKline (with certain confidential portions omitted) (Filed as Exhibit 10.346).

10.76 (48)	Settlement Agreement and Mutual Release, by and between the Company and The Rockefeller University, dated as of February 11, 2009 (Filed as Exhibit 10.318).

10.77 (49)	Exclusive Patent License Agreement, by and between Glycomed, Inc., a wholly owned subsidiary of the Company and ParinGenix Inc, dated as of June 18, 2009 (Filed as Exhibit 10.321).

10.78 (49)	Amended and Restated Director Compensation and Stock Ownership Policy, effective as of April 16, 2009 (Filed as Exhibit 10.322).

10.79 (50)	Research Collaboration Termination Agreement, between the Company and N.V. Organon, dated as of July 29, 2009 (Filed as Exhibit 10.323).

10.80 (51)	Lease, between the Company and HCP TPSP, LLC, dated August 7, 2009 (Filed as Exhibit 10.321).

10.81 (51)	Lease Termination Agreement, between the Company and TPSC IX, LLC, dated August 7, 2009 (Filed as Exhibit 10.322).

10.82 (53)	H3 Contingent Value Rights Agreement (Filed as Exhibit 10.3).

10.83 (53)	Merck Contingent Value Rights Agreement (Filed as Exhibit 10.4).

10.84 (58)	Collaborative Research Agreement and License and Royalty Agreement between Neurogen Corporation and Pfizer Inc, dated as of January 1, 1992 (Filed as Exhibit 10.35) (File No. 000-18311).

10.85 (59)	Collaborative Research Agreement and License and Royalty Agreement between Neurogen Corporation and Pfizer Inc, dated as of July 1, 1994 (Filed as Exhibit 10.1) (File No. 000-18311).

Exhibit Number	Description

10.86 (60)	Collaboration and License Agreement and Screening Agreement between Neurogen Corporation and Schering-Plough Corporation (Filed as Exhibit 10.1) (File No. 000-18311).

10.87 (61)	Collaborative Research Agreement between Neurogen Corporation and Pfizer dated as of November 1, 1995 (Filed as Exhibit 10.1) (File No. 000-18311).

10.88 (61)	Development and Commercialization Agreement between Neurogen Corporation and Pfizer dated as of November 1, 1995 (Filed as Exhibit 10.2) (File No. 000-18311).

10.89 (62)	Collaboration and License Agreement dated as of November 24, 2003 between Neurogen Corporation and Merck Sharp & Dohme Limited (Filed as Exhibit 10.43) (File No. 000-18311).

10.90 (62)	Stock Purchase Agreement dated as of November 24, 2003 between Neurogen Corporation and Merck Sharp & Dohme Limited (Filed as Exhibit 10.43) (File No. 000-18311).

10.91 (63)	TR Beta Contingent Value Rights Agreement, dated January 27, 2010, among the Company, Metabasis Therapeutics, Inc., David F. Hale and Mellon Investor Services LLC. (Filed as Exhibit 10.2).

10.92 (63)	Glucagon Contingent Value Rights Agreement, dated January 27, 2010, among the Company, Metabasis Therapeutics, Inc., David F. Hale and Mellon Investor Services LLC. (Filed as Exhibit 10.3).

10.93 (63)	General Contingent Value Rights Agreement, dated January 27, 2010, among the Company, Metabasis Therapeutics, Inc., David F. Hale and Mellon Investor Services LLC. (Filed as Exhibit 10.4).

10.94 (69)	Amendment of “General” Contingent Value Rights Agreement, dated January 26, 2011 [original agreement was dated January 27, 2010] (filed as Exhibit 10.1).

10.95 (64)	Purchase and Sale Agreement, dated May 18, 2010, between the Company and The Genaera Liquidating Trust (Filed as Exhibit 10.1).

10.96 (65)	Purchase Agreement, dated May 20, 2010, between the Company and Biotechnology Value Fund, L.P., on its own behalf and on behalf of Biotechnology Valude Fund II, L.P. and Investment 10, L.L.C. (Filed as Exhibit 10.1).

10.97 (66)	Asset Purchase Agreement, dated as of July 30, 2010, between Wyeth LLC, Pharmacopeia, Inc. and the Company (Filed as Exhibit 10.1).

10.98 (68)	Contingent Value Rights Agreement, by and among the Company, CyDex Pharmaceuticals, Inc., and Allen K. Roberson and David Poltack, acting jointly as Shareholders’ Representative, dated January 14, 2011 (Filed as Exhibit 10.2).

10.99 (68)	Loan and Security Agreement, by and among the Company, its subsidiaries and Oxford Finance Corporation, dated January 24, 2011 (Filed as Exhibit 10.3).

10.100 (71)	Supply Agreement, dated December 20, 2002, between CyDex and Hovione LLC, Hovione FarmaCiencia S.A., Hovione Pharmascience Limited, and Hovione International Limited (with certain confidential portions omitted)

10.101 (71)	First Amendment to the Supply Agreement, dated July 29, 2005, between CyDex and Hovione LLC, Hovione FarmaCiencia S.A., Hovione Pharmascience Limited, and Hovione International Limited (with certain confidential portions omitted)

10.102 (71)	2nd Amendment to the Supply Agreement of December 20, 2002 and amended July 29, 2005, dated March 1, 2007, between CyDex and Hovione LLC, Hovione FarmaCiencia S.A., Hovione Pharmascience Limited, and Hovione International Limited

Exhibit Number	Description

10.103 (71)	3rd Amendment to the Supply Agreement of December 20, 2002 and amended July 29, 2005 and March 1, 2007, dated January 25, 2008, between CyDex and Hovione LLC, Hovione FarmaCiencia S.A., Hovione Pharmascience Limited, and Hovione International Limited (with certain confidential portions omitted)

10.104 (71)	4th Amendment to the Supply Agreement of December 20, 2002 and amended July 29, 2005, March 1, 2007, and January 25, 2008, amended September 28, 2009 between CyDex and Hovione LLC, Hovione FarmaCiencia S.A., Hovione Pharmascience Limited, and Hovione International Limited (with certain confidential portions omitted)

10.105 (71)	License Agreement, dated September 3, 1993, between CyDex and The University of Kansas (with certain confidential portions omitted)

10.106 (71)	Second Amendment to the License Agreement of September 3, 1993, dated August 4, 2004, between CyDex and The University of Kansas (with certain confidential portions omitted)

10.107 (71)	Exclusive License Agreement, dated June 4, 1996, between Pfizer, Inc. and CyDex (with certain confidential portions omitted)

10.108 (71)	Nonexclusive License Agreement, dated June 4, 1996, between Pfizer, Inc. and CyDex (with certain confidential portions omitted)

10.109 (71)	Addendum to Nonexclusive License Agreement of June 4, 1996, dated December 11, 2001, between CyDex and Pfizer, Inc. (with certain confidential portions omitted)

10.110 (71)	Acknowledgement agreement, dated March 3, 2008, between CyDex and The University of Kansas (with certain confidential portions omitted)

10.111 (71)	License Agreement, dated January 4, 2006, between CyDex and Prism Pharmaceuticals (with certain confidential portions omitted)

10.112 (71)	Amendment to License Agreement, dated May 12, 2006 between CyDex and Prism Pharmaceuticals (with certain confidential portions omitted)

10.113 (71)	Supply Agreement, dated March 5, 2007, between CyDex and Prism Pharmaceuticals (with certain confidential portions omitted)

10.114 (71)	License and Supply Agreement, dated October 12, 2005 between CyDex and Proteolix, Inc. (with certain confidential portions omitted)(Filed as Exhibit 10.22)(File No. 000-28298)

10.115 (72)	Amendment to General Contingent Value Rights Agreement of January 27, 2010, dated January 27, 2011 among the Company, Metabasis Therapeutics, Inc., David F. Hale and Mellon Investor Services LLC. (Filed as Exhibit 10.1)

10.116 (73)	License Agreement, dated March 24, 2011 by and between the Company and Chiva Pharmaceuticals, Inc. (Filed as Exhibit 10.23)

10.117 (74)	Loan and Security Agreement, by and between Ligand Pharmaceuticals Incorporated and Square 1 Bank, dated March 31, 2011 (Filed as Exhibit 10.23)

10.118 (75)	First Amendment to Loan and Security Agreement, by and between Ligand Pharmaceuticals Incorporated and Square 1 Bank, dated April 29, 2011 (Filed as Exhibit 10.1)

Exhibit Number	Description

10.119 (75)	First Amendment to Loan and Security Agreement, by and between Ligand Pharmaceuticals Incorporated and Oxford Finance LLC, dated April 29, 2011 (Filed as Exhibit 10.2)

10.120 (76)	License Agreement, by and between CyDex and the Medicines Company, dated June 1, 2011 (with certain confidential portions omitted) (Filed as Exhibit 10.25)

10.121 (76)	Supply Agreement, by and between CyDex and the Medicines Company, dated June 1, 2011 (with certain confidential portions omitted) (Filed as Exhibit 10.26)

10.122 (76)	Supply Agreement dated June 13, 2011 by and between CyDex and Merck (with certain confidential portions omitted) (Filed as Exhibit 10.27)

10.123 (77)	First Amendment to License Agreement between the Company and Chiva Pharmaceuticals, Inc. dated as of August 31, 2011 (Filed as Exhibit 10.1)

10.124 (78)	Lease Agreement, dated September 5, 2011 between the Company and ARE-SD Region No. 24, LLC. (Filed as Exhibit 10.1)

10.125 (78)	License Agreement, dated September 5, 2011 between the Company and ARE-3535/3565 General Atomics Court, LLC (Filed as Exhibit 10.2)

10.126 (77)	Amendment to Lease Agreement dated November 1, 2011 between the Company and HCP TPSP, LLC (Filed as Exhibit 10.4)

10.127 (79)	Letter Agreement, dated September 29, 2011, between the Company and Biotechnology Value Fund, L.P. (Filed as Exhibit 10.1)

10.128 (77)	License Agreement, dated October 7, 2011, between the Company and Chiva Pharmaceuticals, Inc. (with certain confidential portions omitted) (Filed as Exhibit 10.6)

10.129 (77)	License Agreement, dated October 13, 2011, between CyDex and SAGE Therapeutics, Inc. (with certain confidential portions omitted) (Filed as Exhibit 10.7)

10.130 (80)	Joinder and Second Amendment, dated October 28, 2011, by and among the Company, its subsidiaries and Oxford Finance LLC

10.131†	License Agreement, dated December 16, 2011, between CyDex and Eli Lilly and Company (with certain confidential portions omitted)

10.132† (80)	Supply Agreement, dated December 16, 2011, between CyDex and Eli Lilly and Company (with certain confidential portions omitted)

10.133†	License and Supply Agreement, dated December 22, 2011 between CyDex and Hospira, Inc. (with certain confidential portions omitted)

10.134 (80)	Fourth Amendment to Loan and Security Agreement, by and among the Company, its subsidiaries and Oxford Finance LLC

14.1(18)	Code of Business Conduct and Ethics.

21.1 (80)	Subsidiaries of Registrant.

23.1	Consent of independent registered public accounting firm-Grant Thornton LLP

24.1	Power of Attorney (See page 21).

31.1	Certification by Principal Executive Officer, Pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer, Pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification by Principal Executive Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification by Principal Financial Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1

The following financial information from the Company’s Quarterly Report on Form 10-K for

The period ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

†	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted and submitted separately to the Securities and Exchange Commission.
*	These certifications are being furnished solely to accompany this annual report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of Ligand Pharmaceuticals Incorporated, whether made before or after the date hereof, regardless of any general incorporation language in such filing.
(1)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Registration Statement on Form S-4 (No. 333-58823) filed on July 9, 1998.
(2)	This exhibit was previously filed as part of and is hereby incorporated by reference to same numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 1999.
(3)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004.
(4)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Registration Statement on Form S-1 (No. 33-47257) filed on April 16, 1992 as amended.
(5)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Registration Statement on Form S-1/S-3 (No. 33-87598 and 33-87600) filed on December 20, 1994, as amended.
(6)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 1998.
(7)	This exhibit was previously filed as part of and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 1999.
(8)	This exhibit was previously filed as part of, and are hereby incorporated by reference to the same numbered exhibit filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 1993.

(9)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 1994.
(10)	This exhibit was previously filed, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 1995.
(11)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Quarterly report on Form 10-Q for the period ended June 30, 1996.
(12)	This exhibit was previously filed as part of, and are hereby incorporated by reference to the same numbered exhibit filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.
(13)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2002.
(14)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002.
(15)	This exhibit was previously filed as part of, and are hereby incorporated by reference to the same numbered exhibit filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.
(16)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2003.
(17)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2003.
(18)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.
(19)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2004.
(20)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on November 14, 2005.
(21)	This exhibit was previously filed as part of, and are hereby incorporated by reference to the same numbered exhibit filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
(22)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Registration Statement on Form S-1 (no. 333-131029) filed on January 13, 2006 as amended.
(23)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with an Amendment to the Company’s Registration Statement on Form S-1 (No. 333-1031029) filed on February 10, 2006.
(24)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2006.
(25)	This exhibit was previously filed as part of, and is being incorporated by reference to the numbered exhibit filed with the Company’s Current Report Form 8-K filed on September 11, 2006.
(26)	This exhibit was previously filed as part of, and is being incorporated by reference to the numbered exhibit filed with the Company’s Current Report Form 8-K filed on September 12, 2006.

(27)	This exhibit was previously filed as part of, and is being incorporated by reference to the numbered exhibit filed with the Company’s Current Report Form 8-K filed on October 17, 2006.
(28)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on October 31, 2006.
(29)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on January 5, 2007.
(30)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on February 28, 2007.
(31)	This exhibit was previously filed as part of, and are hereby incorporated by reference to the same numbered exhibit filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
(32)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on May 4, 2007.
(33)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on August 22, 2007.
(34)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on December 6, 2007.
(35)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on December 19, 2007.
(36)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on September 26, 2008.
(37)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Annual Report on Form 10-K for the period ended December 31, 2007.
(38)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Pharmacopeia, Inc.’s Current Report on Form 8-K filed on May 3, 2004.
(39)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Pharmacopeia, Inc.’s Current Report on Form 8-K filed on August 2, 2006.
(40)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Pharmacopeia, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2007.
(41)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Pharmacopeia, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2006.
(42)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Pharmacopeia, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2006.
(43)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Pharmacopeia, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2005.

(44)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Pharmacopeia, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2007.
(45)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Pharmacopeia, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007.
(46)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Pharmacopeia, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2008.
(47)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Annual Report on Form 10-K for the period ended December 31, 2008.
(48)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2009.
(49)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2009.
(50)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2009.
(51)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on August 11, 2009.
(52)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on August 24, 2009.
(53)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on December 24, 2009.
(54)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on December 17, 2009.
(55)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on December 1, 2009.
(56)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on November 6, 2009.
(57)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on October 28, 2009.
(58)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with Neurogen Corporation’s Annual Report on Form 10-K for the period ended December 31, 1991.
(59)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with Neurogen Corporation’s Quarterly Report on Form 10-Q for the period ended June 30, 1994.
(60)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with Neurogen Corporation’s Current Report on Form 8-K filed on July 28, 1995.
(61)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with Neurogen Corporation’s Current Report on Form 8-K filed on November 1, 1995.

(62)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with Neurogen Corporation’s Annual Report on Form 10-K for the period ended December 31, 2003.
(63)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on January 28, 2010.
(64)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on May 24, 2010.
(65)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2010.
(66)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2010.
(67)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on November 19, 2010.
(68)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on January 26, 2011.
(69)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on January 31, 2011.
(70)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with Onyx Pharmaceuticals, Inc.’s Annual Report on Form 10-K for the period ended December 31, 2009.
(71)	This exhibit was previously filed as part of, and are hereby incorporated by reference to the same numbered exhibit filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.
(72)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on January 31, 2011.
(73)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended March 31 30, 2011.
(74)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on April 4, 2011.
(75)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on April 29, 2011.
(76)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2011.
(77)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2011.
(78)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on September 9, 2011.
(79)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on September 30, 2011.
(80)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Annual Report on Form 10-K filed on February 23, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIGAND PHARMACEUTICALS INCORPORATED

By:	/s/ JOHN L. HIGGINS
John L. Higgins,
President and Chief Executive Officer

Date: May 16, 2012

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

Signature	Title	Date

/s/ JOHN L. HIGGINS John L. Higgins	President, Chief Executive Officer and Director (Principal Executive Officer )	May 16, 2012

/s/ JOHN P. SHARP John P. Sharp	Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	May 16, 2012

/s/ JASON M. ARYEH Jason M. Aryeh	Director	May 16, 2012

/s/ TODD C. DAVIS Todd C. Davis	Director	May 16, 2012

/s/ DAVID M. KNOTT David M. Knott	Director	May 16, 2012

/s/ JOHN W. KOZARICH John W. Kozarich	Director	May 16, 2012

/s/ JOHN L. LAMATTINA John L. LaMattina	Director	May 16, 2012

/s/ SUNIL PATEL Sunil Patel	Director	May 16, 2012

/s/ STEPHEN L. SABBA Stephen L. Sabba	Director	May 16, 2012