Form 10-Q
period 2012-06-30
LIGAND PHARMACEUTICALS INC
filed 2012-08-08
CIK 886163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012 or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period From             to             .     Commission File Number: 001-33093

LIGAND PHARMACEUTICALS INCORPORATED

(Exact name of registrant as specified in its charter)

Delaware	77-0160744
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11119 North Torrey Pines Road La Jolla, CA	92037
(Address of principal executive offices)	(Zip Code)

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

As of August 8, 2012, the registrant had 19,936,740 shares of common stock outstanding.

LIGAND PHARMACEUTICALS INCORPORATED

QUARTERLY REPORT

FORM 10-Q

*	No information provided due to inapplicability of item.

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

LIGAND PHARMACEUTICALS INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,885	$7,041
Short-term investments	1,500	10,000
Accounts receivable	817	6,110
Inventory	2,698	1,301
Deferred income taxes	237	237
Other current assets	2,025	1,344
Current portion of co-promote termination payments receivable	4,934	6,197

Total current assets	21,096	32,230
Restricted cash and investments	1,341	1,341
Property and equipment, net	644	455
Intangible assets, net	56,273	57,437
Goodwill	14,894	14,894
Long-term portion of co-promote termination payments receivable	9,822	15,255
Other assets	524	738

Total assets	$104,594	$122,350

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,746	$11,065
Accrued liabilities	4,228	5,054
Current portion of liability for contingent value rights	3,739	6,879
Bank line of credit	1,500	10,000
Current portion of note payable	5,806	—
Current portion of co-promote termination liability	4,934	6,197
Current portion of lease exit obligations	3,054	3,208
Current portion of deferred revenue	412	1,240

Total current liabilities	30,419	43,643
Long-term portion of note payable	22,211	20,286
Long-term portion of co-promote termination liability	9,822	15,255
Long-term portion of deferred revenue, net	2,722	3,466
Long-term portion of lease exit obligations	7,355	8,367
Deferred income taxes	2,812	2,522
Long-term portion of liability for contingent value rights	10,413	11,433
Other long-term liabilities	388	388

Total liabilities	86,142	105,360

Commitments and contingencies
Common stock subject to conditional redemption; 0 and 112,371 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	—	8,344

Stockholders’ equity
Common stock, $0.001 par value; 33,333,333 shares authorized; 20,904,962 and 20,682,506 shares issued at June 30, 2012 and December 31, 2011, respectively	21	21
Additional paid-in capital	743,365	732,676
Accumulated other comprehensive income	—	—
Accumulated deficit	(682,654)	(681,771)
Treasury stock, at cost; 1,118,222 shares at June 30, 2012 and December 31, 2011	(42,280)	(42,280)

Total stockholders’ equity	18,452	8,646

Total liabilities and stockholders’ equity	$104,594	$122,350

See accompanying notes.

LIGAND PHARMACEUTICALS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenues:
Royalties	$2,983	$2,172	$6,043	$4,165
Material sales	1,665	2,984	2,332	4,034
Collaborative research and development and other revenues	1,094	2,307	3,003	3,160

Total revenues	5,742	7,463	11,378	11,359

Operating costs and expenses:
Cost of sales	435	1,623	590	2,148
Research and development	2,850	3,237	5,668	5,223
General and administrative	3,940	3,855	7,442	7,299
Lease exit and termination costs	247	(16)	173	(168)

Total operating costs and expenses	7,472	8,699	13,873	14,502

Accretion of deferred gain on sale leaseback	—	426	—	851

Loss from operations	(1,730)	(810)	(2,495)	(2,292)

Other income (expense):
Interest expense, net	(847)	(674)	(1,622)	(1,063)
Decrease (increase) in liability for contingent value rights	(1,153)	679	(389)	(1,057)
Other, net	2	32	256	82

Total other income (expense), net	(1,998)	37	(1,755)	(2,038)

Loss before income taxes	(3,728)	(773)	(4,250)	(4,330)
Income tax benefit (expense)	(338)	(141)	(303)	13,444

Income (loss) from continuing operations	(4,066)	(914)	(4,553)	9,114

Discontinued operations:
Gain on sale of AVINZA Product Line before income taxes	1,608	—	3,656	—
Gain on sale of Oncology Product Line before income taxes	—	—	—	4
Income tax benefit on discontinued operations	191	—	14	—

Discontinued operations	1,799	—	3,670	4

Net income (loss):	$(2,267)	$(914)	$(883)	$9,118

Basic and diluted per share amounts:
Income (Loss) from continuing operations	$(0.20)	$(0.05)	$(0.23)	$0.46
Discontinued operations	0.09	0	0.19	0

Net income (loss)	$(0.11)	$(0.05)	$0.04	$0.46

Weighted average number of common shares-basic	19,749,266	19,650,260	19,728,852	19,623,249

Weighted average number of common shares-diluted	19,749,266	19,650,260	19,728,852	19,637,983

See accompanying notes.

LIGAND PHARMACEUTICALS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income (loss)	$(2,267)	$(914)	$(883)	$9,118
Unrealized net loss on available-for-sale securities	—	(5)	—	(31)

Comprehensive income (loss)	$(2,267)	$(919)	$(883)	$9,087

LIGAND PHARMACEUTICALS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2012	2011
Operating activities
Net income (loss )	$(883)	$9,118
Less: gain from discontinued operations	3,670	4

Income (loss) from continuing operations	(4,553)	9,114
Adjustments to reconcile net income (loss) to net cash used in operating activities, including effects of business acquired:
Non-cash change in estimated fair value of contingent value rights	389	1,057
Accretion of deferred gain on sale leaseback	—	(851)
Depreciation and amortization	1,340	1,349
Non-cash lease costs	—	(135)
Share-based compensation	2,103	1,696
Deferred income taxes	303	(13,590)
Other	221	109
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	5,293	1,157
Inventory	(305)	(179)
Other current assets	(683)	4,340
Other long term assets	214	570
Accounts payable and accrued liabilities	(3,651)	(8,918)
Other liabilities	—	(1,636)
Deferred revenue	(1,572)	(1,217)

Net cash used in operating activities of continuing operations	(901)	(7,134)
Net cash used in operating activities of discontinued operations	(200)	—

Net cash used in operating activities	(1,101)	(7,134)

Investing activities
Acquisition of CyDex, net of cash acquired	—	(32,024)
Payments to CVR holders	(4,549)	—
Purchases of property, equipment and building	(261)	(5)
Proceeds from sale of property, and equipment and building	13	—
Purchases of short-term investments	—	(10,000)
Proceeds from sale of short-term investments	8,500	19,346
Other, net	—	(33)

Net cash provided by (used in) investing activities	3,703	(22,716)

Financing activities
Proceeds from issuance of debt	7,500	30,000
Repayment of debt	(8,500)	—
Proceeds from issuance of common stock, net	242	—
Share repurchases	—	(55)

Net cash provided by (used in) financing activities	(758)	29,945

Net increase in cash and cash equivalents	1,844	95
Cash and cash equivalents at beginning of period	7,041	3,346

Cash and cash equivalents at end of period	$8,885	$3,441

Supplemental Disclosure of cash flow information
Interest paid	1,302	1,093
Taxes paid	15	27

See accompanying notes.

LIGAND PHARMACEUTICALS INCORPORATED

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

Ligand Pharmaceuticals Incorporated, a Delaware corporation (the "Company" or "Ligand"), is a biotechnology company that focuses on drug discovery and early-stage development and partnering of pharmaceuticals that address critical unmet medical needs or that are more effective and/or safer than existing therapies, more convenient to administer and are cost effective. The Company sold its Oncology Product Line (“Oncology”) and Avinza Product Line (“Avinza”) on October 25, 2006 and February 26, 2007, respectively. The operating results for Oncology and Avinza have been presented in the accompanying consolidated financial statements as “Discontinued Operations”.

The Company has incurred significant losses since its inception. At June 30, 2012, the Company’s accumulated deficit was $682.7 million and the Company had negative working capital of $9.3 million. Based on recent product approvals and regulatory developments, as well as management’s plans including expense reductions, if necessary, the Company believes its currently available cash, cash equivalents, and short-term investments as well as its current and future royalty, license and milestone revenues will be sufficient to satisfy its anticipated operating and capital requirements through at least the next twelve months. The Company’s future operating and capital requirements will depend on many factors, including, but not limited to: the pace of scientific progress in its research and development programs; the potential success of these programs; the scope and results of preclinical testing and clinical trials; the time and costs involved in obtaining regulatory approvals; the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims; competing technological and market developments; the amount of royalties on sales of the commercial products of its partners; the efforts of its collaborative partners; obligations under its operating lease agreements; and the capital requirements of any companies the Company previously acquired, including Pharmacopeia, Inc. (“Pharmacopeia”), Neurogen Corporation (“Neurogen”), Metabasis Therapeutics, Inc. (“Metabasis”) and CyDex Pharmaceuticals, Inc. (“CyDex”). Management’s plans and efforts may not fully address any significant adverse impact from any or all of these factors and the Company may be required to obtain additional financing, which may not be available at acceptable terms, or at all.

Principles of Consolidation

The condensed consolidated financial statements include the Company’s wholly owned subsidiaries, Seragen, Inc. (“Seragen”), Nexus Equity VI LLC (“Nexus”), Pharmacopeia, Neurogen, Metabasis and CyDex. All significant intercompany accounts and transactions have been eliminated in consolidation.

Basis of Presentation

The Company’s accompanying unaudited consolidated condensed financial statements as of June 30, 2012 and for the three and six months ended June 30, 2012 and 2011 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. The Company’s consolidated condensed balance sheet at December 31, 2011 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations of the Company, and its subsidiaries have been included. Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. These financial statements should be read in conjunction with the consolidated financial statements and notes therein included in the Company’s annual report on Form 10-K for the year ended December 31, 2011.

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

Income (Loss) Per Share

Basic earnings per share is calculated by dividing net income or loss by the weighted average number of common shares and vested restricted stock units outstanding. Diluted earnings per share is computed by dividing net income or loss by the weighted average number of common shares and vested restricted stock units outstanding and the weighted average number of dilutive common stock equivalents, including stock options and non-vested restricted stock units. Common stock equivalents are only included in the diluted earnings per share calculation when their effect is dilutive. For the three and six months ended June 30, 2012 and for the three months ended June 30, 2011, no potential common shares are included in the computation of any diluted per share amounts, including income (loss) per share from discontinued operations and net loss per share, as the Company reported a loss from continuing operations. For the six months ended June 30, 2011, 14,734 common shares are included in the computation of diluted income per share. Potential common shares, the shares that would be issued upon the exercise of outstanding stock options and warrants and the vesting of restricted shares that would be excluded from the computation of diluted loss per share, were 2.0 million and 1.6 million at June 30, 2012 and 2011, respectively.

The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income (loss) from continuing operations	$(4,066)	$(914)	$(4,553)	$9,114
Net income from discontinued operations	1,799	—	3,670	4

Net income (loss)	(2,267)	(914)	(883)	9,118

Shares used to compute basic and diluted income per share	19,749,266	19,650,260	19,728,852	19,623,249
Dilutive potential common shares:
Restricted stock	—	—	—	14,734
Shares used to compute diluted income (loss) per share	19,749,266	19,650,260	19,728,852	19,637,983

Basic and diluted per share amounts:
Income (loss) from continuing operations	$(0.20)	$(0.05)	$(0.23)	$0.46
Income from discontinued operations	0.09	—	0.19	—

Net income (loss)	$(0.11)	$(0.05)	$(0.04)	$0.46

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

Accounting for Share-Based Compensation

Share-based compensation expense for awards to employees and non-employee directors is recognized on a straight-line basis over the vesting period until the last tranche vests. Compensation cost for consultant awards is recognized over each separate tranche’s vesting period. The following table summarizes share-based compensation expense recorded as components of research and development expenses and general and administrative expenses for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Share-based compensation expense as a component of:
Research and Development expenses	$523	$405	$948	$512
General and administrative expenses	871	816	1,155	1,178

	$1,394	$1,221	$2,103	$1,690

The fair-value for options that were awarded to employees and directors was estimated at the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Risk-free interest rate	0.9%	2.4%	1.0%	2.5%
Dividend yield	—	—	—	—
Expected volatility	69%	68%	69%	69%
Expected term	6.3 years	6.1 years	6.3 years	6.1 years
Forfeiture rate	8.0%	9.4%	8.0%-11.2%	9.4%-14.1%

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

Cash, Cash Equivalents and Short-term Investments

Cash and cash equivalents consist of cash and highly liquid securities with maturities at the date of acquisition of three months or less. Non-restricted equity and debt securities with a maturity of more than three months are considered short term investments. Restricted cash and investments consist of certificates of deposit held with financial institutions as collateral under a facility lease and third-party service provider arrangement. The following table summarizes the various investment categories at June 30, 2012 and December 31, 2011 (in thousands):

	Cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
June 30, 2012
Certificates of deposit	$1,500	$—	$—	$1,500
Certificates of deposit - restricted	1,341	—	—	1,341

	$2,841	$—	$—	$2,841

December 31, 2011
Certificates of deposit	10,000	—	—	10,000
Certificates of deposit - restricted	1,341	—	—	1,341

	$11,341	$—	$—	$11,341

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

As of June 30, 2012 and December 31, 2011, cash deposits held at financial institutions in excess of FDIC insured amounts of $250,000 were approximately $9.9 million and $13.1 million, respectively.

Accounts receivable from one customer was 37% and 67% of total accounts receivable at June 30, 2012 and December 31, 2011, respectively.

The Company obtains Captisol from a sole-source supplier. If this supplier was not able to supply the requested amounts of Captisol, the Company would be unable to continue to derive revenues from the sale of Captisol until it obtained an alternative source, which might take a considerable length of time.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts based on the best estimate of the amount of probable losses in the Company’s existing accounts receivable. Accounts receivable that are outstanding longer than their contractual payment terms, ranging from 30 to 90 days, are considered past due. When determining the allowance for doubtful accounts, several factors are taken into consideration, including historical write-off experience and review of specific customer accounts for collectability. Account balances are charged off against the allowance after collection efforts have been exhausted and the potential for recovery is considered remote. There was no allowance for doubtful accounts included in the balance sheets at June 30, 2012 and December 31, 2011.

Inventory

Inventory is stated at the lower of cost or market. The Company determines cost using the first-in, first-out method. The Company analyzes its inventory levels periodically and writes down inventory to its net realizable value if it has become obsolete, has a cost basis in excess of its expected net realizable value or is in excess of expected requirements.

Other Current Assets

Other current assets consist of the following (in thousands):

	June 30, 2012	December 31, 2011
Prepaid expenses	$848	$905
Advanced manufacturing payments	56	312
Other receivables	1,121	127

	$2,025	$1,344

Property and Equipment

Property and equipment is stated at cost and consists of the following (in thousands):

	June 30, 2012	December 31, 2011
Lab and office equipment	$4,392	$4,110
Leasehold improvements	—	62
Computer equipment and software	1,134	1,054

	5,526	5,226
Less accumulated depreciation and amortization	(4,882)	(4,771)

	$644	$455

Depreciation of equipment is computed using the straight-line method over the estimated useful lives of the assets, which range from three to ten years. Leasehold improvements are amortized using the straight-line method over their estimated useful lives or their related lease term, whichever is shorter.

Goodwill and Other Identifiable Intangible Assets

Goodwill and other identifiable intangible assets consist of the following (in thousands):

	June 30, 2012	December 31, 2011
Acquired in-process research and development	$13,036	$13,036
Complete technology	14,643	14,643
Trade name	2,537	2,537
Customer relationships	29,400	29,400
Goodwill	14,894	14,894

	74,510	74,510
Accumulated amortization	(3,343)	(2,179)

	$71,167	$72,331

Intangible assets related to IPR&D are considered to be indefinite-lived until the completion or abandonment of the associated research and development efforts. During the period the assets are considered to be indefinite-lived, they will not be amortized but will be tested for impairment on an annual basis and between annual tests if the Company becomes aware of any events occurring or changes in circumstances that would indicate a reduction in the fair value of the IPR&D projects below their respective carrying amounts. If and when development is complete, which generally occurs if and when regulatory approval to market a product is obtained, the associated assets would be deemed finite-lived and would then be amortized based on their respective estimated useful lives at that point in time. Amortization expense of $1.2 million and $1.3 million was recognized for the six months ended June 30, 2012 and 2011, respectively. Estimated amortization expense for the years ending December 31, 2012 through 2016 is $2.3 million per year.

Impairment of Long-Lived Assets

Management reviews long-lived assets for impairment annually or whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value for the Company’s long-lived assets is determined using the expected cash flows discounted at a rate commensurate with the risk involved. As of June 30, 2012, management does not believe there have been any events or circumstances indicating that the carrying amount of its long-lived assets may not be recoverable.

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	June 30, 2012	December 31, 2011
Compensation	$682	$1,806
Professional fees	576	355
Other	2,970	2,893

	$4,228	$5,054

Other Long-Term Liabilities

Other long-term liabilities consist of the following (in thousands):

	June 30, 2012	December 31, 2011
Deposits	388	388

	$388	$388

Sale of Royalty Rights

The Company previously sold to third parties the rights to future royalties of certain of its products. As part of the underlying royalty agreements, the partners have the right to offset a portion of any future royalty payments owed to the Company to the extent of previous milestone payments. Accordingly, the Company deferred a portion of the revenue associated with each tranche of royalty right sold, equal to the pro-rata share of the potential royalty offset. Such amounts associated with the offset rights against future royalty payments will be recognized as revenue upon receipt of future royalties from the respective partners. As of June 30, 2012 and December 31, 2011, the Company had deferred $1.0 million and $1.2 million, respectively, of revenue related to the sale of royalty rights. As of June 30, 2012, $0.4 million is included in current portion of deferred revenue and $0.6 million is included in long-term portion of deferred revenue.

Recently Adopted Accounting Pronouncements

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220) - Presentation of Comprehensive Income. This ASU amends Topic 220, Comprehensive Income, to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU No. 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ investment. The amendments to the Codification in the ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The ASU was effective for fiscal years beginning after December 15, 2011 for the Company. In 2012, the Company has elected to present comprehensive income in a separate statement.

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

2. Business Combinations

On January 24, 2011, the Company acquired CyDex Pharmaceuticals, Inc., a specialty pharmaceutical company developing products and licensing its Captisol® technology. Captisol is currently incorporated in six FDA-approved medications and marketed by three of CyDex’s licensees: Pfizer, Bristol-Myers Squibb, Onyx Pharmaceuticals, Inc., and Baxter International. In addition, CyDex is supporting drug development efforts with more than 40 companies worldwide.

Under the terms of the agreement, the Company paid $32.0 million to the CyDex shareholders and issued a series of Contingent Value Rights recorded at an initial fair value of $19.2 million. The initial fair value of the liability was determined using a discounted cash flow analysis incorporating the estimated future cash flows from potential milestones and revenue sharing. These cash flows were then discounted to present value using a discount rate of 21.6%. The liability will be periodically assessed based on events and circumstances related to the underlying milestones, and the change in fair value will be recorded in the Company’s consolidated statements of operations. The carrying amount of the liability may fluctuate significantly and actual amounts paid under the CVR agreements may be materially different than the carrying amount of the liability. The fair value of the liability at June 30, 2012 was $13.7 million.

The Company paid the CyDex shareholders $4.3 million in January 2012, $3.5 million in July 2012 and may be required to pay up to an additional $6.0 million upon achievement of certain milestones. In addition, the Company will pay CyDex shareholders, for each respective year from 2011 through 2016, 20% of all CyDex-related revenue, but only to the extent that and beginning only when CyDex-related revenue for such year exceeds $15.0 million; plus an additional 10% of all CyDex-related revenue recognized during such year, but only to the extent that and beginning only when aggregate CyDex-related revenue for such year exceeds $35.0 million. The Company paid $0.3 million to the CyDex shareholders in March 2012 for 20% of all 2011 CyDex-related revenue in excess of $15 million.

Ligand is required by the CyDex Contingent Value Rights Agreement (“CVR”) to dedicate at least five experienced full-time employee equivalents per year to the acquired business and to invest at least $1.5 million per year, inclusive of such employee expenses, in the acquired business, through 2015. As of June 30, 2012, the Company estimates it has exceeded this amount.

Had the merger with CyDex been completed as of the beginning of 2011, the Company’s pro forma results for the six months ended June 30, 2011 would have been as follows:

(in thousands, except per share data)	2011
Revenue	$11,548
Operating loss	(2,300)
Net income	8,974
Basic and diluted earnings per share:
Continuing operations	$0.46
Discontinued operations	$0.00
Net income	$0.46
Basic and diluted weighted average shares	19,623

The primary adjustments relate to interest expense on long-term debt, the loss of interest income due to the timing of transaction related payments and amortization of intangible assets. The above pro forma information was determined based on historical results adjusted for the purchase price allocation and estimated related changes in income associated with the merger of CyDex.

3. Financial Instruments

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including available-for-sale fixed income and equity securities and other equity securities. The following table provides a summary of the assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2012 (in thousands):

Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Short-term investments	$1,500	$1,500	$—	$—
Liabilities:
Current potion of liability for contingent value rights - CyDex	$3,739	$—	$—	$3,739
Liability for contingent value rights - Metabasis	—	—	—	—
Liability for contingent value rights - Neurogen	500	—	—	500
Liability for contingent value rights - CyDex	9,913	—	—	9,913

Total liabilities	$14,152	$—	$—	$14,152

The following table provides a summary of the assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2011 (in thousands):

Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Short-term investments	$10,000	$10,000	$—	$—
Liabilities:
Current potion of liability for contingent value rights - CyDex	$6,879	$—	$—	$6,879
Liability for contingent value rights - Metabasis	1,068	1,068	—	—
Liability for contingent value rights - Neurogen	700	—	—	700
Liability for contingent value rights - CyDex	9,665	—	—	9,665

Total liabilities	$18,312	$1,068	$—	$17,244

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

In February 2007, Ligand and King Pharmaceuticals, Inc., (“King”), executed an agreement pursuant to which King acquired all of the Company’s rights in and to Avinza. King also assumed the Company’s co-promote termination obligation to make royalty payments to Organon based on net sales of Avinza.

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

A summary of the co-promote termination liability as of June 30, 2012 is as follows (in thousands):

Net present value of payments based on estimated future net AVINZA product sales as of December 31, 2011	$21,452
Assumed payments made by King or assignee	(1,702)
Fair value adjustments	(4,994)

Total co-promote termination liability as of June 30, 2012	14,756
Less: current portion of co-promote termination liability as of June 30, 2012	4,934

Long-term portion of co-promote termination liability as of June 30, 2012	$9,822

5. Lease obligations

The Company leases office and laboratory facilities in California, Kansas, and New Jersey. These leases expire between 2014 and 2019 and are subject to annual increases which range from 3.0% and 3.5%. The Company currently subleases office and laboratory space in California and New Jersey. The following table provides a summary of operating lease obligations and payments expected to be received from sublease agreements as of June 30, 2012 (in thousands):

Operating lease obligations:	Square Footage	Lease Termination Date	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Corporate headquarters-San Deigo, CA	16,500	July 2019	$550	$1,151	$1,220	$962	$3,883
Bioscience and Technology Business Center-Lawrence, KS	1,500	December 2014	57	85			142
Vacated office and research facility-San Diego, CA	52,800	July 2015	2,143	4,481	191	—	6,815
Vacated office and research facility-Cranbury, NJ	99,000	August 2016	2,715	5,432	3,169	—	11,316

Total operating lease obligations			$5,465	$11,149	$4,580	$962	$22,156

Sublease payments expected to be received:			Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Office and research facility-San Diego, CA	52,800	July 2015	$892	$1,866			$2,758
Office and research facility-Cranbury, NJ	5,100	August 2016	252	746	373		1,371

Net operating lease obligations			$4,321	$8,537	$4,207	$962	$18,027

6. Segment Reporting

Under Accounting Standards Codification No. 280, “Segment Reporting”, or ASC 280, operating segments are defined as components of an enterprise about which separate financial information is available that is regularly evaluated by the entity’s chief operating decision maker, in deciding how to allocate resources and in assessing performance. The Company has evaluated this Codification and has identified two reportable segments: the development and commercialization of drugs using Captisol technology by CyDex Pharmaceuticals, Inc. and the traditional biotech operations including drug discovery and development of Ligand Pharmaceuticals, Inc. We evaluate performance based on the operating profit (loss) of the respective business segments. The segment results may not represent actual results that would be expected if they were independent, stand-alone businesses. Segment information was as follows:

Balance Sheet Data:

	As of June 30, 2012
	Ligand	CyDex	Total
Total Assets	$71,580	$33,223	$104,594

	As of December 31, 2012
	Ligand	CyDex	Total
Total Assets	$81,277	$41,073	$122,350

Operating Data:

	For the three months Ended June 30, 2012
	Ligand	CyDex	Total
Net revenues from external customers	$3,929	$1,813	$5,742
Operating loss	(1,514)	(245)	(1,730)
Depreciation and amortization expense	73	605	678
Income tax expense from continuing operations	338	—	338
Income tax benefit from discontinuing operations	191	—	191
Interest expense, net	847	—	847

	For the six months Ended June 30, 2012
	Ligand	CyDex	Total
Net revenues from external customers	$8,030	$3,348	$11,378
Operating profit (loss)	(1,799)	(696)	(2,495)
Depreciation and amortization expense	128	1,212	1,340
Income tax expense (benefit) from continuing operations	303	—	303
Income tax expense from discontinuing operations	14	—	14
Interest expense	1,622	—	1,622

7. Financing Arrangements

The Company has a secured term loan credit facility (“secured debt”). Under the terms of the secured debt, the Company will make interest only payments through March 2013. Subsequent to the interest only payments, the note will amortize with principal and interest payments through the remaining term of the loan. Additionally, the Company must also make an additional final payment equal to 6% of the total amount borrowed which is due at maturity and is being accreted over the life of the loan. The Company also has a cash-collateralized revolving credit facility under which the Company may elect to borrow up to $10 million. All outstanding amounts under the credit facility may become due and payable if the Company fails to maintain a cash balance equal to the amount outstanding under the credit facility. The carrying values and the fixed contractual coupon rates of our financing arrangements are as follows (dollars in millions):

	June 30, 2012	December 31, 2011
Bank line of credit, Prime + 2.0%, due March 29, 2013	$1,500	$10,000

Current portion notes payable, 8.64%, due August 1, 2014	4,224	—
Current portion notes payable, 8.9012%, due August 1, 2014	1,582	—

Total current portion of notes payable	$5,806	$—

Long-term portion notes payable, 8.64%, due August 1, 2014	16,233	20,286
Long-term portion notes payable, 8.9012%, due August 1, 2014	5,978	—

Total long-term portion of notes payable	$22,211	$20,286

8. Stockholders’ Equity

On May 31, 2012, the Company’s stockholders approved the amendment and restatement of the Company’s 2002 Stock Incentive Plan to increase the number of shares available for issuance by 1.8 million shares.

Stock Option Activity

The following is a summary of the Company’s stock option plan activity and related information:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (In thousands)
Balance at December 31, 2011	1,146,046	$14.61	7.96	$1,489

Granted	642,845	14.28
Exercised	(17,003)	10.25
Forfeited	(65,927)	10.01
Cancelled	(12,823)	40.50

Balance at June 30, 2012	1,693,138	14.51

Exercisable at June 30, 2012	689,860	16.87	7.15	2,634
Options vested and expected to vest as of June 30, 2012	1,693,138	14.51	8.35	6,702

The weighted-average grant date fair value of all stock options granted during the six months ended June 30, 2012 was $8.90 per share. The total intrinsic value of all options exercised during the six months ended June 30, 2012 and 2011 was approximately $0.3 million and $2,500, respectively. As of June 30, 2012, there was $6.6 million of total unrecognized compensation cost related to nonvested stock options. That cost is expected to be recognized over a weighted-average period of 3.1 years.

As of June 30, 2012, 1.9 million shares were available for future option grants or direct issuance under the Company’s 2002 Stock Incentive Plan, as amended.

Restricted Stock Activity

Restricted stock activity for the three months ended June 30, 2012 is as follows:

	Shares	Weighted- Average Grant Date Fair Value
Nonvested at December 31, 2011	115,506	$10.63

Granted	108,661	13.75
Vested	(71,406)	11.48
Forfeited	(2,917)	9.86

Nonvested at June 30, 2012	149,844	12.50

The weighted-average grant-date fair value of restricted stock granted during the six months ended June 30, 2012 was $13.75 per share. As of June 30, 2012, there was $1.4 million of total unrecognized compensation cost related to nonvested restricted stock. That cost is expected to be recognized over a weighted-average period of 2.0 years.

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

The Amended ESPP allows employees to purchase Ligand common stock at the end of each six month period at a price equal to 85% of the lesser of fair market value on either the start date of the period or the last trading day of the period (the “Lookback Provision”). The 15% discount and the Lookback Provision make the Amended ESPP compensatory. There were 7,374 and 2,404 shares of common stock issued and $75,000 and $18,000 of proceeds received under the Amended ESPP during the six months ended June 30, 2012 and 2011, respectively. The Company recorded compensation expense related to the ESPP of $22,000 and $700 for the six months ended June 30, 2012 and 2011, respectively. As of June 30, 2012, 89,917 shares were available for future purchases under the Amended ESPP.

Warrants

As of June 30, 2012, 163,568 warrants with an exercise price of $179.40 per warrant and an expiration date of April 2013 were outstanding to purchase an aggregate of 129,360 shares of the Company’s common stock. If exercised, these warrants are also entitled to receive $0.1 million in cash and 981,411 of each of the Company's four contingent value rights issued to Neurogen shareholders in December 2009. The series of warrants was assumed in the acquisition of Neurogen Corporation.

Share Repurchases

On June 15, 2010, the Company announced that its Board of Directors had authorized the Company to repurchase up to $10.0 million of its common stock from time to time in privately negotiated and open market transactions for a period of up to two years, subject to the Company’s evaluation of market conditions, applicable legal requirements and other factors. The authority to repurchase shares of the Company’s common stock expired on June 8, 2012, at which time the Company had repurchased 16,905 shares of its common stock totaling $0.1 million.

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

10. Common Stock Subject to Conditional Redemption - Pfizer Settlement Agreement

In April 1996, the Company and Pfizer entered into a settlement agreement with respect to a lawsuit filed in December 1994 by the Company against Pfizer. In connection with a collaborative research agreement the Company entered into with Pfizer in 1991, Pfizer purchased shares of the Company’s common stock. Under the terms of the settlement agreement, at the option of either the Company or Pfizer, milestone and royalty payments owed to the Company can be satisfied by Pfizer by transferring to the Company shares of the Company’s common stock at an exchange ratio of $74.25 per share, for revenue related to lasofoxifene and drolofoxifene. The remaining common stock issued and outstanding to Pfizer following the settlement was reclassified as common stock subject to conditional redemption (between liabilities and equity) since Pfizer has the option to settle milestone and royalties payments owed to the Company with the Company’s shares, and such option is not within the Company’s control. The remaining shares of the Company’s common stock that could be redeemed totaled 112,371 and are reflected at the exchange ratio price of $74.25. Pfizer has notified Ligand that the development of the two compounds covered under the 1996 settlement agreement have been terminated and thus the Company reclassified the shares and the current carrying amount of $8.3 million to permanent equity in the first quarter of 2012.

12. Subsequent Events

Through August 8, 2012, the Company issued, pursuant to an at-the-market registered public offering, 150,000 common shares at a weighted average price of $18.19 per share. Total net proceeds to the Company after underwriting discounts and expenses were approximately $2.6 million.

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

References to Ligand Pharmaceuticals Incorporated (“Ligand,” the “Company,” “we” or “our”) include our wholly owned subsidiaries - Seragen, Inc. (“Seragen”); Nexus Equity VI LLC (“Nexus”); Pharmacopeia, LLC; Neurogen Corporation; Metabasis Therapeutics, Inc.; and CyDex Pharmaceuticals, Inc.

Overview

We are a biotechnology company that operates with a simple business model focused on developing or acquiring revenue generating assets and coupling them to a lean corporate cost structure. Our goal is to create a sustainably profitable business and generate meaningful value for our stockholders. Since a portion of our business model is based on the goal of partnering with other pharmaceutical companies to commercialize and market our assets, a significant amount of our revenue is based largely on payments made to us by partners for royalties, milestones and license fees. We recognized the important role of the drug reformulation segment in the pharmaceutical industry and in 2011 added Captisol® to our technology portfolio. Captisol is a formulation technology that has enabled six FDA approved products, including Pfizer's Vfend® IV, Baxter International's Nexterone®, and Onyx’s KyprolisTM and is currently being used in a number of clinical-stage partner programs. In comparison to our peers, we believe we have assembled one of the largest and most diversified asset portfolios in the industry with the potential to generate significant revenue in the future. In addition, therapies in development address the unmet medical needs of patients for a broad spectrum of diseases including hepatitis, muscle wasting, Alzheimer's disease, dyslipidemia, diabetes, anemia, asthma, rheumatoid arthritis and osteoporosis. We have established multiple alliances with the world's leading pharmaceutical companies including GlaxoSmithKline, Merck, Pfizer, Baxter International, Bristol-Myers Squibb, Celgene, Onyx Pharmaceuticals, Lundbeck Inc., Eli Lilly & Company, Rib-X Pharmaceuticals, Inc., and The Medicines Company.

In February 2012, we announced that we had licensed the full world-wide rights to DARA (a Dual Acting Receptor Antagonist of Angiotension and Endothelin receptors) to Retrophin, LLC (“Retrophin”). Retrophin intends to develop DARA for orphan indications of severe kidney diseases including Focal Segmental Glomerulosclerosis (FSGS) as well as conduct proof-of-concept studies in resistant hypertension and diabetic nephropathy. Certain patient groups with severely compromised renal function exhibit extreme proteinuria resulting in progression to dialysis and a high mortality rate. DARA, with its unique dual blockade of angiotensin and endothelin receptors, is expected to provide meaningful clinical benefits in mitigating proteinuria in indications where there are no approved therapies. We received a net up-front payment of approximately $1 million, and may receive, net of amounts owed to third parties, over $75 million in milestones as well as 9% in royalties on potential future worldwide sales by Retrophin.

GSK has recently completed two large Phase III studies (ENABLE 1 and 2) designed to demonstrate Promacta’s value in treatment of thrombocytopenia in patients with Hepatitis C. In May 2012, GSK submitted U.S. and European regulatory applications for use of Promacta to increase platelet counts in patients with hepatitis C. In July 2012, GSK announced they had been granted priority review for this application in the U.S.

In July 2012, our licensee, Onyx Pharmaceuticals, Inc.. (“Onyx”), received accelerated approval from the U.S. Food and Drug Administration, or FDA, for Kyprolis™ (Carfilzomib) for injection. Kyprolis is formulated with Ligand’s Captisol® and is used for the treatment of patients with multiple myeloma who have received at least two prior therapies, including bortezomib and an immunomodulatory agent, and have demonstrated disease progression on or within 60 days of completion of the last therapy. The indication for Kyprolis is based on response rate. Currently, no data are available for Kyprolis that demonstrate an improvement in progression-free survival or overall survival. Under our agreement with Onyx, we are entitled to receive milestones, tiered royalties ranging between 1.5% and 3% as shown in the table below, and revenue from clinical and commercial Captisol material sales.

AGGREGATE NET SALES IN EACH CALENDAR YEAR	ROYALTY RATE
Up to, and including, $250 million	1.5%
$251 million to $500 million	2.0%
$501 million to $750 million	2.5%
Above $750 million	3.0%

The royalty rates set forth above will be applied to the total Net Sales of Product falling within the applicable range of aggregate annual Net Sales during the quarter.

Metabasis Contingent Value Rights

In January 2010, we completed our acquisition of Metabasis. In addition to cash consideration, we issued four tradable Contingent Value Rights (“CVRs”), one CVR from each of four respective series of CVRs, for each Metabasis share. The CVRs will entitle the holder to cash payments as frequently as every six months as cash is received by us from the sale or partnering of any of the Metabasis drug development programs, among other triggering events. We have also committed to spend at least $7 million within 30 months and $8 million within 42 months, in new research and development funding on the Metabasis programs. Through June 30, 2012, we estimate that we have spent approximately $6.7 million of the committed amount.

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

Results of Operations

Three and Six Months Ended June 30, 2012 and 2011

Total revenues for the three and six months ended June 30, 2012 were $5.7 million and $11.4 million compared to $7.5 million and $11.4 million for the same periods in 2011. We reported a loss from continuing operations of $4.1 million and $4.6 million for the three and six months ending June 30, 2012, compared to a loss from continuing operations of $0.9 million and income from continuing operations of $9.1 million for the three and six months ended June 30, 2011.

Royalty Revenue

Royalty revenues were $3.0 million and $6.0 million for the three and six months ended June 30, 2012, compared to $2.2 million and $4.2 million for the same periods in 2011. The increase in royalty revenue is primarily due to an increase in Promacta royalties and royalties on CyDex licensed products offset by a decrease in Avinza royalties.

Material Sales

We recorded material sales of $1.7 million and $2.3 million for the three and six months ended June 30, 2012, compared to $3.0 million and $4.0 million for the same periods in 2011. The decrease in material sales is due to timing of customer purchases of Captisol.

Collaborative Research and Development and Other Revenues

We recorded collaborative research and development and other revenues of $1.1 million and $3.0 million for the three and six months ended June 30, 2012, compared to $2.3 million and $3.2 million for the same periods in 2011. The decrease of $1.2 million for the three months ended June 30, 2012, compared to the same period in 2011, is primarily due to the recognition of $1.3 million of deferred revenue related to the previous sale of royalty rights for the three month period ending June 30, 2011. Additionally, license fees and milestones increased $0.1 million for the three month period ending June 30, 2012 compared to the same period in 2011. The decrease of $0.2 million for the six months ended June 30, 2012, compared to the same period in 2011 is due to the recognition of $1.3 million of deferred revenue related to the previous sale of royalty rights for the six months ending June 30, 2011, partially offset by an increase in license fees and milestones of $1.1 million for the six months ending June 30, 2012 compared to the same period in 2011.

Research and Development Expenses

Research and development expenses were $2.9 million and $5.7 million for the three and six months ended June 30, 2012, respectively, compared to $3.2 million and $5.2 million for the same periods in 2011. The decrease of $0.3 million for the three months ended June 30, 2012, compared to the same period in 2011, is primarily due to timing of costs associated with internal programs. The increase of $0.5 million for the six months ended June 30, 2012, compared to the same period in 2011, is primarily due to an increase in costs associated with internal programs.

As summarized in the table below, we are developing several proprietary products for a variety of indications. Our programs are not limited to the following, but are representative of a range of future licensing opportunities to expand our partnered asset portfolio.

Program	Disease/Indication	Development Phase

Selective Androgen Receptor Modulators (SARMs) (agonists)	Muscle wasting and frailty	Phase I

Captisol-Enabled Melphalan IV	Oncology	Pivotal

Captisol-Enabled Topiramate IV	Epilepsy/Seizures	Preclinical

Glucagon receptor antagonist	Diabetes	Preclinical

We do not provide forward-looking estimates of costs and time to complete our ongoing research and development projects as such estimates would involve a high degree of uncertainty. Uncertainties include our inability to predict the outcome of complex research, our inability to predict the results of clinical studies, regulatory requirements placed upon us by regulatory authorities such as the FDA and EMA, our inability to predict the decisions of our collaborative partners, our ability to fund research and development programs, competition from other entities of which we may become aware in future periods, predictions of market potential from products that may be derived from our research and development efforts, and our ability to recruit and retain personnel or third-party research organizations with the necessary knowledge and skills to perform certain research. Refer to “Item 1A. Risk Factors” for additional discussion of the uncertainties surrounding our research and development initiatives.

General and Administrative Expenses

General and administrative expenses were $3.9 million and $7.4 million for the three and six months ended June 30, 2012, respectively, compared to $3.9 million and $7.3 million for the same periods in 2011.

Lease Exit and Termination Costs

In September 2010, we ceased use of our facility located in Cranbury, New Jersey. As a result, during the quarter ended September 30, 2010, we recorded lease exit costs of $9.7 million for costs related to the difference between the remaining lease obligations of the abandoned operating leases, which run through August 2016, and management’s estimate of potential future sublease income, discounted to present value. Actual future sublease income may differ materially from our estimate, which would result in us recording additional expense or reductions in expense. In addition, we wrote-off approximately $5.4 million of property and equipment related to the facility closure and recorded approximately $1.8 million of severance related costs. We recorded $0.2 million as a reduction of lease exit and termination costs for the three and six months ending June 30, 2012. During the three and six months ended June 30, 2011, we sold certain property and equipment for $16,000 and $0.2 million, respectively, from our former facility, which was recorded as a reduction of lease termination and exit costs.

Accretion of Deferred Gain on Sale Leaseback

On November 9, 2006, we sold real property located in San Diego, California for a sale price of $47.6 million. This property included our corporate headquarter building totaling approximately 82,500 square feet, the land on which the building was situated, and two adjacent vacant lots. As part of the sale transaction, we agreed to leaseback the building for a period of 15 years. We recognized an immediate pre-tax gain on the sale transaction of $3.1 million and deferred a gain of $29.5 million on the sale of the building. The deferred gain was being recognized on a straight-line basis over the 15 year term of the lease at a rate of approximately $2.0 million per year. In August 2009, we entered into a lease termination agreement for this building. As a result, we recognized $20.4 million of accretion of deferred gain during the quarter ended September 30, 2009, and recognized the remaining balance of the deferred gain through the term of our new building lease, which expired in December 2011. The amount of the deferred gain recognized for the three and six months ended June 30, 2011 was $0.4 million and $0.9 million, and was fully amortized as of December 31, 2011.

Interest Expense

Interest expense was $0.8 million and $1.6 million, for the three and six months ended June 30, 2012, respectively, compared to $0.7 million and $1.1 million for the same period in 2011. The increases in interest expense of $0.1 million for the three month period and $0.5 million for the six month period ending June 30, 2012 were due to the increase in the outstanding balance of notes payable at June 30, 2012 compared to June 30, 2011. Additionally, the $20 million loan obtained to acquire CyDex in January 2011 was outstanding for a partial period for the six months ending June 30, 2011.

Change in liability for Contingent Value Rights

We recorded an increase in the liability for CVRs of $1.2 million and $0.4 million for the three and six months ended June 30, 2012, compared to a decrease in liability for CVRs of $0.7 million and an increase in the liability for CVR’s of $1.1 million for the three and six months ended June 30, 2011. The increase for the three months ended June 30, 2012 relates to an increase in the liability for amounts potentially due to holders of CVRs associated with our CyDex acquisition, primarily due to the increased likelihood of approval of Kyprolis following an FDA advisory meeting, for which we owe CyDex CVR holders $3.5 million upon approval. Partially offsetting this increase, we recorded a decrease in our liability for amounts potentially due to shareholders associated with our Neurogen acquisition of $0.2 million. The increase of $0.4 million in our liability for CVRs for the six months ended June 30, 2012 is due to an increase in the liability for amounts potentially due to holders of CVRs associated with our CyDex acquisition of $1.7 million, primarily due to the increased likelihood of approval of Kyprolis. Partially offsetting this increase, for the six months ended June 30, 2012, our liability for CVRs associated with our Metabasis acquisition decreased $1.1 million and our liability for CVRs associated with our Neurogen acquisition decreased $0.2 million.

The decrease in the liability for CVRs of $0.7 million for the three months ended June 30, 2011 is due to a decrease in the liability for amounts potentially due to holders of CVRs associated with our Metabasis acquisition of $0.1 million and a decrease in the liability for amounts potentially due to holders of CVRs associated with our CyDex acquisition of $0.6 million. The increase in the liability for CVRs of $1.1 million for the six months ended June 30, 2011 is due to an increase in the liability for amounts potentially due to holders of CVRs associated with our Metabasis acquisition of $1.6 million, partially offset by a decrease for amounts potentially due to holders of CVRs associated with our CyDex acquisition of $0.5 million.

Other, net

We recorded other income of $1,000 and $0.3 million for the three and six months ended June 30, 2012 compared to $32,000 and $82,000 for the three and six months ending June 30, 2011. Other income for 2012 primarily relates to income related to the release of obligations previously recorded associated with the acquisition of CyDex.

Income Taxes

We recorded income tax expense from continuing operations of $0.3 million for the three and six months ended June 30, 2012. We recorded income tax expense of $0.1 million for the three months ended June 30, 2011 and an income tax benefit of $13.4 million for the six months ended June 30, 2011. The income tax benefit for the six months ended June 30, 2011 relates to the release of a portion of our valuation allowance against deferred tax assets which can be used to offset deferred tax liabilities recorded in connection with our acquisition of CyDex in January 2011.

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

During the three and six months ended June 30, 2012, we recognized pre-tax gains of $1.6 million and $3.7 million, respectively, due to subsequent changes in certain estimates and liabilities recorded as of the sale date.

Income Taxes

We recorded an income tax benefit of $0.2 million and $14,000 for income taxes related to discontinued operations for the three and six month periods ended June 30, 2012. We did not record any provision for income taxes for the three and six month periods ending June 30, 2011 as we did not realize any taxable income from discontinued operations.

Liquidity and Capital Resources

We have financed our operations through offerings of our equity securities, borrowings from long-term debt, issuance of convertible notes, product sales and the subsequent sales of our commercial assets, royalties, collaborative research and development and other revenues, capital and operating lease transactions.

We have incurred significant losses since inception. At June 30, 2012, our accumulated deficit was $682.7 million and we had negative working capital of $9.3 million. We believe that cash flows from operations will improve due to consistent Captisol® sales, an increase in royalty revenues driven primarily from continued increases in Promacta sales, recent product approvals and regulatory developments as well as anticipated new license and milestone revenues. In the event revenues and operating cash flows do not meet expectations, management plans to reduce discretionary expenses. However, it is possible that we may be required to seek additional financing. There can be no assurance that additional financing will be available on terms acceptable to management, or at all. We believe our available cash, cash equivalents, and short-term investments as well as our current and future royalty, license and milestone revenues will be sufficient to satisfy our anticipated operating and capital requirements, through at least the next twelve months. Our future operating and capital requirements will depend on many factors, including, but not limited to: the pace of scientific progress in our research and development programs; the potential success of these programs; the scope and results of preclinical testing and clinical trials; the time and costs involved in obtaining regulatory approvals; the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims; competing technological and market developments; the amount of royalties on sales of the commercial products of our partners; the efforts of our collaborative partners; obligations under our operating lease agreements; and the capital requirements of any companies we acquire, including Pharmacopeia, Inc. (“Pharmacopeia”), Neurogen Corporation (“Neurogen”), Metabasis Therapeutics, Inc. (“Metabasis”) and CyDex Pharmaceuticals, Inc. (“CyDex”). Our ability to achieve our operational targets is dependent upon our ability to further implement our business plan and generate sufficient operating cash flow.

In January 2011, we entered into a $20 million secured term loan credit facility (“secured debt”) with Oxford Financial Group (“Oxford”). The loan was amended in January 2012 to increase the secured credit facility to $27.5 million. The original $20 million borrowed under the facility bears interest at a fixed rate of 8.6%. The additional $7.5 million bears interest at a fixed rate of 8.9%. Under the terms of the secured debt, we will make interest only payments through March 2013. Subsequent to the interest only payments, the note will amortize with principal and interest payments through the remaining term of the loan. Additionally, we must also make an additional final payment equal to 6% of the total amount borrowed which is due at maturity and is being accreted over the life of the loan. The maturity date of the term loan is August 1, 2014.

We also have a cash-collateralized revolving credit facility under which we may elect to borrow up to $10 million. Amounts borrowed under the revolving credit facility bear interest at a floating rate equal to 200 basis points above the prime rate. All outstanding amounts under the credit facility may become due and payable if we fails to maintain a cash balance equal to the amount outstanding under the credit facility. The maturity date of the revolving credit facility is March 29, 2013.

In October 2011, we filed a Registration Statement on Form S-3 with the Securities and Exchange Commission (“SEC”) for the issuance and sale of up to $30 million of equity or other securities, proceeds from which will be used for general corporate purposes. The Form S-3 provides additional financial flexibility for us to sell shares or other securties as needed at any time. As of August 8, 2012, 150,000 shares have been issued under this registration statement for total net proceeds of approximately $2.6 million.

In connection with the acquisition of CyDex Pharmaceuticals, Inc. on January 24, 2011, we issued a series of Contingent Value Rights (“CVR”). We paid the CVR holders $4.3 million in January 2012 and may be required to pay up to an additional $6.0 million upon achievement of certain milestones. In 2011, $0.9 million was paid to the CyDex Shareholders upon completion of a licensing agreement with The Medicines Company for the Captisol enabled Intravenous formulation of Clopidogrel. An additional $2 million was paid to the CyDex Shareholders upon acceptance by the FDA of the New Drug Application submitted by Onyx and an additional $3.5 million was paid upon approval by the FDA of Kyprolis for the potential treatment of patients with relapsed and refractory multiple myeloma. In addition, we will pay CyDex shareholders, for each respective year from 2011 through 2016, 20% of all CyDex-related revenue, but only to the extent that and beginning only when CyDex-related revenue for such year exceeds $15.0 million; plus an additional 10% of all CyDex-related revenue recognized during such year, but only to the extent that and beginning only when aggregate CyDex-related revenue for such year exceeds $35.0 million. We paid $0.3 million to the CyDex shareholders in March 2012 for 20% of all 2011 CyDex-related revenue in excess of $15 million. Pursuant to the CVR Agreement, the shareholders' representative on behalf of the former CyDex shareholders has recently filed a notice of objection with us regarding the calculation of payments due to the CyDex former shareholders for the first and second quarters of 2011. In addition, the shareholders' representative has claimed that we exceeded the $35 million financial indebtedness limitation contained in the CVR Agreement. We disagree with these claims and intend to work with the shareholders' representative to resolve the claims. If we and the shareholders' representative fail to agree, the claims may be resolved through arbitration.

We are also required by the CyDex CVR Agreement to dedicate at least five experienced full-time employee equivalents per year to the acquired business and to invest at least $1.5 million per year, inclusive of such employee expenses, in the acquired business, through 2015. As of June 30, 2012, we estimate we have exceeded our commitment for the year ending December 31, 2012.

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

Operating Activities

Operating activities used cash of $1.1 million for the six months ended June 30, 2012, compared to $7.1 million of cash used in operating activities for the same period in 2011.

The cash used for the six months ended June 30, 2012 reflects a net loss of $0.9 million, adjusted by $3.7 million of gain from discontinued operations and $4.4 million of non-cash items to reconcile the net loss to net cash used in operations. These reconciling items primarily reflect the non-cash change in the estimated fair value of CVRs of $0.4 million, depreciation and amortization of $1.3 million, share-based compensation of $2.1 million, and the change in deferred income taxes of $0.3 million. The cash used during the six months ended June 30, 2012 is further impacted by changes in operating assets and liabilities due primarily to an increase in inventory of $0.3 million, a decrease in deferred revenue of $1.6 million, a decrease in accounts payable and accrued liabilities of $3.7 million, and an increase in other current assets of $0.7 million. Partially offset by decreases in accounts receivable of $5.3 million and other long term assets of $0.2 million. Cash used in operating activities of discontinued operations was $0.2 million for the six months ended June 30, 2012.

The cash used for the six months ended June 30, 2011 reflects net income of $9.1 million, adjusted by $4,000 of gain from discontinued operations and $10.4 million of non-cash items to reconcile the net income to net cash used in operations. These reconciling items primarily reflect the change in deferred income taxes of $13.6 million, accretion of deferred gain on the sale leaseback of the building of $0.9 million and non-cash lease costs of $0.1 million partially offset by the change in estimated fair value of contingent value rights of $1.1 million, depreciation and amortization of $1.3 million and share-based compensation of $1.7 million. The cash generated during the six months ended June 30, 2011 is further impacted by changes in operating assets and liabilities due primarily to a decrease in other liabilities of $1.6 million, an increase in inventory of $0.2 million, a decrease in deferred revenue of $1.2 million and a decrease in accounts payable and accrued liabilities of $8.9 million, partially offset by increases in other current assets of $4.3 million, accounts receivable of $1.2 million and other long term assets of $0.6 million. None of the cash used in operating activities for the six months ended June 30, 2011 related to discontinued operations.

Investing Activities

Investing activities provided cash of $3.7 million for the six months ended June 30, 2012, compared to $22.7 million of cash used by investing activities for the same 2011 period.

Cash provided by investing activities during the six months ended June 30, 2012 primarily reflects $8.5 million of proceeds from the sale of short-term investments, partially offset by payment to CVR holders of $4.5 million and purchases of property, equipment and building of $0.3 million. None of the cash provided by investing activities for the six months ended June 30, 2011 related to discontinued operations.

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

Financing Activities

Financing activities used cash of $0.8 million for the six months ended June 30, 2012, compared to cash provided by financing activities of $30 million for the same 2011 period.

Cash used by financing activities for the six months ended June 30, 2012 primarily reflects $8.5 million of repayment of debt, partially offset by proceeds from the issuance of debt of $7.5 million and proceeds from the issuance of common stock of $0.2 million.

Cash provided by financing activities for the six months ended June 30, 2011 primarily reflects $30.0 million of proceeds from the issuance of debt, partially offset by share repurchases of $0.1 million.

None of the cash used in financing activities for the six months ended June 30, 2012 and 2011 relates to discontinued operations.

Other

In connection with the acquisition of Neurogen Corporation on December 23, 2009, Neurogen security holders received CVRs under four CVR agreements. The CVRs entitle Neurogen shareholders to cash payments upon the sale or licensing of certain assets and upon the achievement of a specified clinical milestone. At June 30, 2012 and December 31, 2011, the aggregate fair values of the Aplindore, VR1 and H3 CVR’s were $0.5 million and $0.7 million, respectively, and included in long-term portion of liability for contingent value rights in the accompanying balance sheets as management is unable to estimate the timing of potential future payments.

In connection with the acquisition of Metabasis Therapeutics on January 27, 2010, Metabasis security holders received CVRs under four CVR agreements. The CVRs entitle the holders to cash payments upon the sale or licensing of certain assets and upon the achievement of specified milestones. The fair value of the liability at June 30, 2012 and December 31, 2011 was $0 and $1.1 million, respectively.

In connection with the acquisition of CyDex Pharmaceuticals, Inc. on January 24, 2011, we issued a series of Contingent Value Rights. In 2011, $0.9 million was paid to the CyDex Shareholders upon completion of a licensing agreement with The Medicines Company for the Captisol enabled Intravenous formulation of Clopidogrel. An additional $2.0 million was paid to the CyDex Shareholders upon acceptance by the FDA of Onyx’s NDA Onyx and an additional $3.5 million was paid upon approval by the FDA of Kyprolis for the potential treatment of patients with relapsed and refractory multiple myeloma. We may be required to pay an additional $6.0 million upon achievement of certain milestones. In addition, we will pay CyDex shareholders, for each respective year from 2011 through 2016, 20% of all CyDex-related revenue, but only to the extent that and beginning only when CyDex-related revenue for such year exceed $15.0 million; plus an additional 10% of all CyDex-related revenue recognized during such year, but only to the extent that and beginning only when aggregate CyDex-related revenue for such year exceeds $35.0 million. We paid $0.3 million to the CyDex shareholders in March 2012 related to 2011 CyDex-related revenue. The estimated fair value of the liability at June 30, 2012 was $13.7 million.

Leases and off-balance sheet arrangements

We lease our office and research facilities under operating lease arrangements with varying terms through November 2021. The agreements provide for increases in annual rents based on changes in the Consumer Price Index or fixed percentage increases ranging from 3% to 3.5%. Commencing in January 2008, we also sublease a portion of our facilities through July 2015. The sublease agreement provides for a 3% increase in annual rents. We had no off-balance sheet arrangements at June 30, 2012 and December 31, 2011.

Contractual Obligations

As of June 30, 2012, future minimum payments due under our contractual obligations are as follows (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations (1)	$22,156	$5,465	$11,149	$4,580	$962

(1)	We currently sublease two of our facilities through their respective lease terms of July 2015 and August 2016. As of June 30, 2012, we expect to receive aggregate future minimum lease payments totaling $4.1 million (nondiscounted) over the duration of the sublease agreements as follows: less than one year, $1.1 million; one to three years, $2.6 million; and three to five years, $0.4 million.

We outsource the production of Captisol to Hovione, LLC. Under the terms of the supply agreement with Hovione, the Company has ongoing minimum annual purchase commitments and is required to purchase a total of $15 million of Captisol over the term of the supply agreement which expires in December 2019. Through June 30, 2012 we have spent approximately $14.8 million towards that commitment. Either party may terminate the Agreement for the uncured material breach or bankruptcy of the other party or an extended force majeure event. The Company may also terminate the supply agreement for extended supply interruption, regulatory action related to Captisol or other specified events.

Under the terms of our merger with Metabasis, we are committed to spend at least $7 million within 30 months following the close of the transaction and $8.0 million within 42 months in new research and development funding on the Metabasis programs. Through June 30, 2012, we estimate that we have spent approximately $6.7 million of the committed amount.

We are also required under our CyDex CVR Agreement to invest at least $1.5 million per year, inclusive of employee expenses, in the acquired business, through 2015. As of June 30, 2012, we estimate we have exceeded that amount.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At June 30, 2012, our investment portfolio included fixed-income securities of $1.5 million. These securities are subject to interest rate risk and will decline in value if interest rates increase. However, due to the short duration of our investment portfolio, an immediate 10% change in interest rates would have no material impact on our financial condition, results of operations or cash flows. Declines in interest rates over time will, however, reduce our interest income.

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

As a result of a material weakness in our internal control over financial reporting, our management concluded our disclosure controls and procedures were not effective as of December 31, 2011. Additionally, the material weakness could not be remediated until the applicable remedial procedures could be tested and management could conclude on the effectiveness of the procedures and controls.

Remediation of a Material Weakness in Internal Controls Over Financial Reporting

Since the transaction date which resulted in this material weakness, the applicable remedial procedures were tested and management has concluded that the procedures and controls are operating effectively for the period ending June 30, 2012. Management will continue to review and make necessary changes to the overall design of its internal control environment, as well as to policies and procedures to improve the overall effectiveness of internal control over financial reporting.

Changes in Internal Controls

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

Furthermore, all of CyDex’s products and product candidates, as well as the technology that it outlicenses, are based on Captisol. In addition, CyDex or its partners are attempting to develop some product candidates that may contain significantly higher levels of Captisol than in any currently-approved product and has directed developers to demonstrate an adequate safety margin and specifically acceptable renal safety. If products or product candidates incorporating Captisol technology were to cause any unexpected adverse events, whether in preclinical studies, clinical trials or as commercialized products, whether as a result of Captisol or otherwise, the perception of Captisol safety could be seriously harmed. If this were to occur, we may not be able to market these products unless and until we are able to demonstrate that the adverse event was unrelated to Captisol, which we may not be able to do. Further, whether or not the adverse event was a result of Captisol, we could be required by the FDA to submit to additional regulatory reviews or approvals, including extensive safety testing or clinical testing of products using Captisol, which would be expensive and, even if we were to demonstrate that the adverse event was unrelated to Captisol, would delay our marketing of Captisol-enabled products and receipt of revenue related to those products.

Revenues based on sales of Promacta represent a substantial portion of our overall current and/or expected future revenues.

GSK is obligated to pay us royalties based on its sales of Promacta. These payments are expected to be a substantial portion of our ongoing revenues for some time. As a result, any setback that may occur with respect to Promacta could significantly impair our operating results and/or reduce the market price of our stock. Setbacks for Promacta could include problems with shipping, distribution, manufacturing, product safety, marketing, government regulation, safety issues, licenses and approvals, intellectual property rights, competition with existing or new products and physician or patient acceptance of the products, as well as higher than expected total rebates, returns or discounts.

Revenues based on sales of Kyprolis represent a substantial portion of our overall expected future revenues.

Revenues from Onyx based on sales of Kyprolis are expected to be a substantial portion of our revenue in the future and any setbacks that occur with respect to Kyprolis could significantly impair our future operating results and/or reduce the market price of our stock. Setbacks for Kyprolis could include problems with shipping, distribution, manufacturing, product safety, marketing, government regulations, safety issues, licenses and approvals, intellectual property rights, competition with existing or new products and physician or patient acceptance of the products, as well as higher than expected total rebates, returns or discounts.

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

The rates at which we complete our clinical trials depends on many factors, including, but are not limited to, our ability to obtain adequate supplies of the products to be tested and patient enrollment. Patient enrollment is a function of many factors, including the size of the patient population, the proximity of patients to clinical sites and the eligibility criteria for the trial. Delays in patient enrollment for our trials may result in increased costs and longer development times. For example, the trial entitled “Eltrombopag To Reduce The Need For Platelet Transfusion In Subjects With Chronic Liver Disease And Thrombocytopenia Undergoing Elective Invasive Procedures (ELEVATE)” was suspended in October 2009 in accordance with an IDMC Recommendation. GSK terminated the ELEVATE study. In addition, our collaborative partners have rights to control product development and clinical programs for products developed under the collaborations. As a result, these collaborative partners may conduct these programs more slowly or in a different manner than expected. Moreover, even if clinical trials are completed, we or our collaborative partners still may not apply for FDA approval in a timely manner or the FDA still may not grant approval.

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

In addition, our collaborators may develop drugs, either alone or with others that compete with the types of drugs they are developing with us. This would result in increased competition for our programs. If products are approved for marketing under our collaborative programs, revenues we receive will depend on the manufacturing, marketing and sales efforts of our collaborative partners, who generally retain commercialization rights under the collaborative agreements. Generally, our current collaborative partners also have the right to terminate their collaborations under specified circumstances. If any of our collaborative partners breach or terminate their agreements with us or otherwise fail to conduct their collaborative activities successfully, for example, by not making required payments when due, or at all our product development under these agreements will be delayed or terminated. Disputes or litigation may also arise with our collaborators, including disputes or litigation over ownership rights to intellectual property, know-how or technologies developed with our collaborators. Such disputes or litigation could adversely affect our rights to one or more of our product candidates. Any such dispute or litigation could delay, interrupt or terminate the collaborative research, development and commercialization of certain potential products, create uncertainty as to ownership rights of intellectual property, or could result in litigation or arbitration. The occurrence of any of these problems could be time-consuming and expensive and could adversely affect our business.

We obtain Captisol from a sole source supplier, and if this supplier were to cease to be able to supply Captisol to us, or decline to supply Captisol to us, we would be unable to continue to derive revenue or continue to develop our product candidates until we obtained an alternative source, which could take a considerable length of time.

We currently have one supplier of Captisol, Hovione FarmaCiencia SA, or Hovione, through its agent Hovione LLC. Hovione is a major supplier of APIs and API intermediates located in Lisbon, Portugal. Hovione has other production sites in Cork, Ireland, Macau, China, and Zhejiang, China, but those sites are not yet fully qualified to make Captisol. If a major disaster were to happen at Hovione or Hovione were to suffer major production problems or were to fail to deliver Captisol to us for any other reason, there could be a significant interruption of our Captisol supply. While we carry a significant inventory of Captisol for this type of occurrence, which should permit us to satisfy our existing supply obligations through 2012 under current and anticipated demand conditions, a series of unusually large orders could rapidly deplete that inventory and cause significant problems with our licensees and disrupt our business. In addition, if we fail to supply Captisol under our supply agreements, our customers could obtain the right to have Captisol manufactured by other suppliers, which would significantly harm our business.

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

Our operations have consumed substantial amounts of cash since inception. As of June 30, 2012, we had a negative working capital of $9.3 million. Clinical and preclinical development of drug candidates is a long, expensive and uncertain process. Also, we may acquire companies, businesses or products and the consummation of such acquisitions may consume additional cash. For example, as part of the consideration for our recent acquisition of CyDex, we distributed approximately $12.0 million of our cash to CyDex stockholders. In connection with the acquisition, we entered into a $20 million Loan and Security Agreement, or the Loan Agreement, with a lender. Under the terms of the Loan Agreement, we will make interest only payments for one year at a fixed rate of 8.64%, with an option to extend the interest only payments for an additional year, which we intend to exercise. Subsequent to the interest only payments, the note will amortize with principal and interest payments due through the remaining term of the loan. The loan term, including interest only payments, is 42 months.

In March 2011, we borrowed $5.0 million from Square 1 Bank and April 2011 we borrowed an additional $5.0 million from Square 1. All outstanding amounts under the loan bear interest at a floating rate equal to 200 basis points above the prime rate and may become immediately due and payable if we fail to maintain a cash balance at Square 1 equal to the amount outstanding under the credit facility. We paid $4.5 million on our revolving credit facility in January 2012, $4.0 million in March 2012, and the remaining $1.5 million in July 2012. On March 29, 2012, we entered into a Second Amendment to Loan and Security Agreement (the "Square 1 Second Amendment to Loan and Security Agreement"). The Square 1 Second Amendment to Loan and Security Agreement changed the maturity date of the revolving line of credit facility to March 28, 2013. The Square 1 Second Amendment to Loan and Security Agreement did not change the interest rate and interest payment schedule established in the Loan and Security Agreement.

In October 2011, we filed a Registration Statement on Form S-3 with the Securities and Exchange Commission (“SEC”) for the issuance and sale of up to $30 million of equity or other securities, proceeds from which will be used for general corporate purposes. The Form S-3 provides additional financial flexibility for us to sell shares or other securities as needed at any time. As of August 8, 2012, 150,000 common shares have been issued under this registration statement for total net proceeds of $2.6 million. In March 2012, we entered into a Controlled Equity Offering Sales Agreement with Cantor Fitzgerald & Co. (“Cantor”), as sales agent, to create an at-the-market equity program under which we may, from time to time, sell shares of common stock, par value $0.001 per share, up to an aggregate offering price of $30 million.

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

We have entered into several out-licensing agreements for the development and commercialization of our products. We currently depend on our arrangements with our outlicensees to sell products using our Captisol technology. These agreements generally provide that outlicensees may terminate the agreements at will. If our outlicensees discontinue sales of products using our Captisol technology, fail to obtain regulatory approval for their products using our Captisol technology, fail to satisfy their obligations under their agreements with us, or otherwise choose to utilize a generic form of Captisol should it become available, or if we are unable to establish new licensing and marketing relationships, our financial results and growth prospects would be materially affected. Further, under most of our Captisol outlicenses, the amount of royalties we receive will be reduced or will cease when the relevant patent expires. While we have other more recent patents relating to Captisol with later expiration dates (for example, our high purity patent, U.S. Patent No. 7,635,773 is not expected to expire until 2029 and our morphology patent, U.S. Patent No. 7,629,331 is not expected to expire until 2025), the initially filed patents relating to Captisol expired in 2010 and 2011 in the U.S. and are expected to expire between 2012 and 2016 in most countries outside the U.S. If our other intellectual property rights are not sufficient to prevent a generic form of Captisol from coming to market and if in such case our outlicensees choose to terminate their agreements with us, the source of the vast majority of our Captisol revenue may cease to exist.

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

Our success will depend on our ability and the ability of our collaborative partners to avoid infringing the proprietary rights of others, both in the United States and in foreign countries. In addition, disputes with licensors under our license agreements may arise which could result in additional financial liability or loss of important technology and potential products and related revenue, if any. Further, the manufacture, use or sale of our potential products or our collaborative partners’ products or potential products may infringe the patent rights of others. This could impact Captisol, Avinza, Promacta, Viviant and Conbriza (bazedoxifene), Fablyn, LGD-4665, and any other products or potential products.

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

The initially filed patents relating to Captisol expired in 2010 and 2011 in the U.S. and are expected to expire between 2012 and 2016 in most countries outside the U.S. We have also obtained patent protection in the U.S. through 2025 on one or more Agglomerated forms of Captisol and through 2029 on one or more High Purity form of Captisol. We have obtained patent protection on a number of combinations of APIs and Captisol through three combination patents in the U.S., and we have applied for six additional combination patents in the U.S. relating to the combination of Captisol with specific APIs. Our U.S. combination patent relating to Fosphenytoin expires June 12, 2018 and our U.S. combination patent relating to Amiodarone expires May 4, 2022. Our U.S. combination patent relating to one of our early-stage product candidates expires March 19, 2022. There is no guarantee that these patents will be sufficient to prevent competitors from creating a generic form of Captisol after 2010 and competing against us, or from developing combination patents for products that will prevent us from developing products using those APIs. In addition, most of the agreements in our Captisol outlicensing business, including our agreements with Pfizer relating to Geodon IM, Vfend IV and Cerenia, provide that once the relevant patent expires, the amount of royalties we receive will be reduced or eliminated.

Generally, our success will depend on our ability and the ability of our licensors to obtain and maintain patents and proprietary rights for our potential products both in the United States and in foreign countries. Patents may not be issued from any of these applications currently on file, or, if issued, may not provide sufficient protection. Our patent position, like that of many biotechnology and pharmaceutical companies, is uncertain and involves complex legal and technical questions for which important legal principles are unresolved. We may not develop or obtain rights to products or processes that are patentable. Even if we do obtain patents, such patents may not adequately protect the technology we own or have licensed. In addition, others may challenge, seek to invalidate, infringe or circumvent any patents we own or license and rights we receive under those patents may not provide competitive advantages to us. For example, our European patent related to Agglomerated forms of Captisol is currently being opposed.

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

We were founded in 1987. We have incurred significant losses since our inception. As of June 30, 2012, our accumulated deficit was $682.7 million.

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

As described in Item 4, we identified a material weakness in our internal controls for the year ended December 31, 2011. Since the transaction date which resulted in this material weakness, the applicable remedial procedures were tested and management has concluded that the procedures and controls are operating effectively for the period ending June 30, 2012. While no material weaknesses were identified as of June 30, 2012, we cannot assure you that material weaknesses will not be identified in future periods. The existence of one or more material weakness or significant deficiency could result in errors in our consolidated financial statements. Substantial costs and resources may be required to rectify any internal control deficiencies. If we fail to achieve and maintain the adequacy of our internal controls in accordance with applicable standards, we may be unable to conclude on an ongoing basis that we have effective internal controls over financial reporting. If we cannot produce reliable financial reports, our business and financial condition could be harmed, investors could lose confidence in our reported financial information, or the market price of our stock could decline significantly. In addition, our ability to obtain additional financing to operate and expand our business, or obtain additional financing on favorable terms, could be materially and adversely affected, which, in turn, could materially and adversely affect our business, our financial condition and the market value of our securities. Moreover, our reputation with customers, lenders, investors, securities analysts and others may be adversely affected.

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

Revenues based on sales of Avinza represent a substantial portion of our overall current and/or expected future revenues.

Pfizer, as successor to King, is obligated to pay us royalties based on the sales ofAvinza. These payments are expected to be a substantial portion of our ongoing revenues for some time. As a result, any setback that may occur with respect to Avinza could significantly impair our operating results and/or reduce the market price of our stock. Setbacks for Avinza could include problems with shipping, distribution, manufacturing, product safety, marketing, government regulation, licenses and approvals, intellectual property rights, competition with existing or new products and physician or patient acceptance of the products, as well as higher than expected total rebates, returns or discounts.

Avinza could also face regulatory action and product safety issues. For example, the FDA previously requested expanded warnings on the Avinza label to alert doctors and patients to the dangers of using Avinza with alcohol. Changes were subsequently made to the label. The FDA also requested clinical studies to investigate the risks associated with taking Avinza with alcohol. Any additional warnings, studies and any farther regulatory action could have significant adverse effects on Avinza sales.

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

On July 21,2009, King, King Pharmaceuticals Research and Development, Inc., Elan and Elan Pharma International Ltd. jointly filed suit in federal district court in New Jersey against Sandoz Inc., or Sandoz, for patent infringement under the 339 patent. According to the complaint, Sandoz filed an ANDA for morphine sulfate extended release capsules and, in connection with the ANDA filing, Sandoz provided written certification to the FDA alleging that the claims of the 339 patent are invalid, unenforceable and/or will not be infringed by the manufacture, use or sale of Sandoz’s proposed morphine product. The case was dismissed on consent of the parties in July 2012.

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

In addition, King assumed our obligation to make payments to Organon based on net sales of Avinza (the fair value of which was $14.8 million as of June 30, 2012). We remain liable to Organon in the event King defaults on this obligation. Any requirement to pay a material amount to Organon, could adversely affect our business and the price of our securities.

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

In October 2011, we filed a Registration Statement on Form S-3 with the Securities and Exchange Commission (“SEC”) for the issuance and sale of up to $30 million of equity or other securities, proceeds from which will be used for general corporate purposes. The Form S-3 provides additional financial flexibility for us to sell shares as needed at any time. As of August 8, 2012, 150,000 securities have been issued under this registration statement for total net proceeds of $2.6 million.

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

Date: August 8, 2012	By:	/s/ John P. Sharp
John P. Sharp
Vice President, Finance and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description

2.1(1)	Agreement and Plan of Merger, by and among the Company, Pharmacopeia, Inc., Margaux Acquisition Corp. and Latour Acquisition, LLC, dated as of September 24, 2008 (Filed as Exhibit 2.1).

2.2(2)	Agreement and Plan of Merger, by and among the Company, Neurogen Corporation and Neon Signal, LLC, dated as of August 23, 2009 (Filed as Exhibit 10.1).

2.3(3)	Amendment to Agreement and Plan of Merger, by and among the Company, Neurogen Corporation, and Neon Signal, LLC, dated September 18, 2009 (Filed as Exhibit 10.1).

2.4(3)	Amendment No. 2 to Agreement and Plan of Merger, by and among the Company, Neurogen Corporation, and Neon Signal, LLC, dated November 2, 2009 (Filed as Exhibit 10.2).

2.5(4)	Amendment No. 3 to Agreement and Plan of Merger, by and among the Company, Neurogen Corporation, and Neon Signal, LLC, dated December 17, 2009 (Filed as Exhibit 10.1).

2.6(5)	Certificate of Merger for acquisition of Neurogen Corporation (Filed as Exhibit 2.1).

2.7(6)	Agreement and Plan of Merger, dated as of October 26, 2009, by and among the Company, Metabasis Therapeutics, Inc., and Moonstone Acquisition, Inc (Filed as Exhibit 10.1).

2.8(7)	Amendment to Agreement and Plan of Merger, by and among the Company, Metabasis Therapeutics, Inc., Moonstone Acquisition, Inc., and David F. Hale as Stockholders’ Representative, dated November 25, 2009 (Filed as Exhibit 10.1).

2.9(8)	Certificate of Merger for acquisition of Metabasis Therapeutics, Inc. dated January 27, 2010 (Filed as Exhibit 2.1).

2.10(9)	Certificate of Merger, dated and filed January 24, 2011 (Filed as Exhibit 2.1).

2.11(9)	Agreement and Plan of Merger, by and among the Company, CyDex Pharmaceuticals, Inc., and Caymus Acquisition, Inc., dated January 14, 2011 (Filed as Exhibit 10.1).

3.1(10)	Amended and Restated Certificate of Incorporation of the Company (Filed as Exhibit 3.1).

3.2(10)	Bylaws of the Company, as amended (Filed as Exhibit 3.3).

3.3(11)	Amended Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Company (Filed as Exhibit 3.3).

3.4(12)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company dated June 14, 2000 (Filed as Exhibit 3.5).

3.5(13)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company dated September 30, 2004 (Filed as Exhibit 3.6).

3.6(14)	Amendment of the Bylaws of the Company dated November 8, 2005 (Filed as Exhibit 3.1).

3.7(15)	Amendment of Bylaws of the Company dated December 4, 2007 (Filed as Exhibit 3.1).

4.1(16)	Specimen stock certificate for shares of Common Stock of the Company.

4.4(17)	2006 Preferred Shares Rights Agreement, by and between the Company and Mellon Investor Services LLC, dated as of October 13, 2006 (Filed as Exhibit 4.1).

10.1(18)	Second Amendment to Loan and Security Agreement, by and between the Company and Square 1 Bank, dated March 29, 2012.

10.2†	Research license and option agreement, by and between the Company and Ares Trading SA, dated as of April 27, 2012

10.3	Separation Agreement, by and between the Company and Dr. Syed Kazmi, dated May 4, 2012

31.1	Certification by Principal Executive Officer, Pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description

31.2	Certification by Principal Financial Officer, Pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification by Principal Executive Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification by Principal Financial Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1**	The following financial information from the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

†	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted from this quarterly report and submitted separately to the Securities and Exchange Commission
(1)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on September 26, 2008.
(2)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on August 24, 2009.
(3)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on November 6, 2009
(4)	This exhibit was previously filed as part of, and is being incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on December 17, 2009.
(5)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on December 24, 2009.
(6)	This exhibit was previously filed as part of, and is being incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on October 28, 2009.
(7)	This exhibit was previously filed as part of, and is being incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on December 1, 2009.
(8)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on January 28, 2010.
(9)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on January 26, 2011.
(10)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Registration Statement on Form S-4 (No. 333-58823) filed on July 9, 1998.
(11)	This exhibit was previously filed as part of and is hereby incorporated by reference to same numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 1999.
(12)	This exhibit was previously filed as part of, and are hereby incorporated by reference to the numbered exhibit filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2000.
(13)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004.
(14)	This exhibit was previously filed as part of, and is being incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on November 14, 2005.
(15)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on December 6, 2007.
(16)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Registration Statement on Form S-1 (No. 33-47257) filed on April 16, 1992 as amended.

(17)	This exhibit was previously filed as part of, and is being incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on October 17, 2006.
(18)	This exhibit was previously filed as part of, and is being incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on April 4, 2012.
*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of Ligand Pharmaceuticals, Incorporated, whether made before or after the date hereof, regardless of any general incorporation language in such filing. Signed originals of these certifications have been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.