Form 10-K/A
period 2011-12-31
LIGAND PHARMACEUTICALS INC
filed 2012-11-14
CIK 886163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2

Mark One

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission File No. 001-33093

LIGAND PHARMACEUTICALS INCORPORATED

(Exact name of registrant as specified in its charter)

Delaware	77-0160744
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

11119 North Torrey Pines Rd., Suite 200 La Jolla, CA	92037
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (858) 550-7500

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $.001 per share	The NASDAQ Global Market of The NASDAQ Stock Market LLC
Preferred Share Purchase Rights	The NASDAQ Global Market of The NASDAQ Stock Market LLC

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

EXPLANATORY NOTE

Ligand Pharmaceuticals Incorporated (“the Company”) is filing this Amendment No. 2 on Form 10-K/A (“Amended Form 10-K”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (the “Original Form 10-K”), which was originally filed with the Securities and Exchange Commission (“SEC”) on February 23, 2012 (the “Original Filing Date”) and amended on Form 10-K/A (“Amended Form 10-K”) on May 16, 2012, to restate the Company’s consolidated financial statements for the year ended December 31, 2011 and amend related disclosures in Management’s Discussion and Analysis.

During the Company’s quarter-end close procedures for the period ended September 30, 2012, the Company discovered spreadsheet formula and other errors in the calculation of the contingent liability related to the Company’s acquisition of CyDex Pharmaceuticals, Inc. (“CyDex”) on January 24, 2011. The initial fair value of the contingent liability was overstated by $1.6 million resulting in an initial overstatement of goodwill by $2.7 million, an understatement of intangible assets of $0.9 million, an overstatement of deferred income tax liability of $0.3 million and an understatement of income tax benefit from continuing operations of $0.1 million.

As a result, the Company is filing this Amended Form 10-K to amend Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8. “Consolidated Financial Statements and Supplementary Data,” to reflect the following:

•	Decrease (increase) in contingent liabilities for the year ended December 31, 2011 has been increased by $0.6 million to $(1.0) million from $(0.4) million;

•	Income tax benefit from continuing operations has been increased by $0.1 million to $13.3 million from $13.1 million;

•	Income from continuing operations for the year ended December 31, 2011 has been decreased by $0.5 million to $9.7 million, or $0.49 per share, from $10.2 million, or $0.52 per share;

•

Goodwill at December 31, 2011 has been decreased by $2.7 million to $12.2 million from $14.9 million, intangible assets has been increased by $0.9 million to $58.3 million from $57.4 million, deferred income taxes have been decreased by $0.3 million to $2.2 million from $2.5 million and long-term portion of contingent liabilities at December 31, 2011 has decreased by $1.0 million to $10.4 million from $11.4 million; and

•	Contingent liabilities now includes amounts relating to contingent value rights and other acquired contingent liabilities.

For the convenience of the reader, this Annual Report on Form 10-K/A sets forth the Original Filing, as amended in its entirety. This Amended Form 10-K/A also revises the Company’s disclosure under the heading “Management’s Report on Internal Control over Financial Reporting” in Item 9A for the material weaknesses relating to this restatement, includes the updated attestations of our independent registered public accounting firm and includes currently-dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amended Form 10-K has not modified or updated the information in the Original Form 10-K, except as necessary to reflect the effects of the restatement, which took into consideration subsequent information about conditions that existed at December 31, 2011. This Amended Form 10-K continues to speak as of the dates described herein, and the disclosures contained in the Original Form 10-K do not reflect any events that occurred subsequent to the Original Filing Date.

Information not affected by the restatement is unchanged and reflects the disclosures made as of the Original Filing Date. In particular, forward-looking statements included in this Amended Form 10-K that have not been affected by the restatement represent management’s views as of the Original Filing Date. Such forward-looking statements should not be assumed to be accurate as of any future date. Accordingly, this Amended Form 10-K should be read in conjunction with our subsequent filings with the SEC, as information in such filings may update or supersede certain information contained in this Amended Form 10-K.

The financial information previously disclosed in the Company’s consolidated financial statements included in the Original Form 10-K (and other SEC filings in which such financial statements were included) and the Company’s unaudited interim condensed consolidated financial statements previously included in the Company’s Quarterly Reports on Form 10-Q for the quarterly and year to date periods ended March 31, June 30 and September 30, 2011 and March 31 and June 30, 2012 should not be relied upon. The unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2011 and the related disclosures in Management’s Discussion and analysis on financial condition and results of operations will not be restated on Form 10-Q/A but will be restated on Form 10-Q for the period ended September 30, 2012. The unaudited condensed consolidated financial statements for the three months ended March 31, 2012 and the three and six months ended June 30, 2012 and the related disclosures in Managements’ discussion and analysis of financial condition and results of operations will be restated on Forms 10-Q/A.

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

We were founded in 1987. We have incurred significant losses since our inception. As of December 31, 2011, our accumulated deficit was $682.2 million.

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

As described in Item 9A, we identified material weaknesses that resulted in improper accounting for significant non-routine transactions and the controls over the determination of fair value of contingent liabilities. Management has determined that the material weaknesses were a result of inadequate staffing and review processes. As a result of these material weaknesses associated with acquisition-related accounting, we have added a corporate controller to our finance and accounting staff. While we had processes to identify and apply accounting standards to complex transactions, we enhanced these processes with the addition of a resource with the ability to research and understand the nuances of complex accounting standards. Additionally, we plan to enhance our controls over the determination of the fair value of contingent liabilities by including a formal review of mathematical calculations and completeness of such calculations. Given these material weaknesses, management determined that we did not maintain effective internal control over financial reporting. The existence of one or more material weaknesses or significant deficiencies could result in future errors in our consolidated financial statements. Substantial costs and resources may be required to rectify any internal control deficiencies. If we fail to achieve and maintain the adequacy of our internal controls in accordance with applicable standards, we may be unable to conclude on an ongoing basis that we have effective internal controls over financial reporting. If we cannot produce reliable financial reports, our business and financial condition could be harmed, investors could lose confidence in our reported financial information, or the market price of our stock could decline significantly. In addition, our ability to obtain additional financing to operate and expand our business, or obtain additional financing on favorable terms, could be materially and adversely affected, which, in turn, could materially and adversely affect our business, our financial condition and the market value of our securities. Moreover, our reputation with customers, lenders, investors, securities analysts and others may be adversely affected.

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

	Year Ended December 31,
	(in thousands, except share data)
	2011	2010	2009	2008	2007
	(Restated)
Consolidated Statement of Operations Data:
Royalties	$9,213	$7,279	$8,334	$20,305	$11,409
Material sales	12,123	—	—	—	—
Collaborative research and development and other revenues	8,701	16,259	30,606	7,000	1,485
Cost of material sales	4,909	—	—	—	—
Research and development expenses	10,291	22,067	39,870	30,770	44,623
General and administrative expenses	14,977	12,829	15,211	23,785	30,410
Lease exit and termination costs	(22)	16,894	15,235	—	—
Write-off of acquired in-process research and development	2,282	2,754	442	72,000	—
Accretion of deferred gain on sale leaseback	1,702	1,702	21,851	1,964	1,964
Loss from operations	(698)	(29,304)	(9,967)	(97,286)	(60,175)
Income (loss) from continuing operations	9,712	(12,786)	(8,337)	(97,460)	(34,759)
Discontinued operations (1)	3	2,413	6,389	(654)	316,447
Net income (loss)	9,715	(10,373)	(1,948)	(98,114)	281,688
Basic per share amounts:
Income (loss) from continuing operations	$0.49	($0.65)	($0.44)	($6.12)	($2.15)
Discontinued operations (1)	—	0.12	0.34	(0.04)	19.62

Net income (loss)	$0.49	($0.53)	($0.10)	($6.16)	$17.47
Weighted average number of common shares	19,655,632	19,613,201	18,862,751	15,917,570	16,124,731
Diluted per share amounts:
Income (loss) from continuing operations	$0.49	($0.65)	($0.44)	($6.12)	($2.12)
Discontinued operations (1)	—	0.12	0.34	(0.04)	19.34

Net income (loss)	$0.49	($0.53)	($0.10)	($6.16)	$17.22
Weighted average number of common shares	19,713,320	19,613,201	18,862,751	15,917,570	16,354,121

	December 31,
	2011	2010	2009	2008	2007
	(Restated)
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents, short-term investments and restricted cash and investments	$18,382	$24,038	$54,694	$82,012	$95,819
Working capital (2)	(11,413)	3,531	15,994	23,315	58,975
Total assets	120,583	75,559	141,807	171,448	173,278
Current portion of deferred revenue, net	1,240	—	4,989	10,301	—
Current portion of deferred gain	—	1,702	1,702	1,964	1,964
Long-term obligations (excludes long-term portions of deferred revenue, net and deferred gain)	56,945	36,030	72,350	58,743	53,048
Long-term portion of deferred revenue, net	3,466	2,546	3,495	16,819	2,546
Long-term portion of deferred gain	—	—	1,702	23,292	25,256
Common stock subject to conditional redemption	8,344	8,344	8,344	12,345	12,345
Accumulated deficit	(682,232)	(691,947)	(681,574)	(679,626)	(581,512)
Total stockholders’ equity (deficit)	8,185	(4,849)	3,744	(10,365)	29,115

(1)	We sold our Oncology Product Line (“Oncology”) on October 25, 2006 and our AVINZA Product Line (“AVINZA”) on February 26, 2007. The operating results for Oncology and AVINZA have been presented in our consolidated statements of operations as “Discontinued Operations.”
(2)	Working capital includes deferred product revenue recorded under the sell-through revenue recognition method.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

Total revenues for 2011 were $30.0 million, compared to $23.5 million in 2010 and $38.9 million in 2009. Our income from continuing operations for 2011 was $9.7 million, or $0.49 per share, compared to losses from continuing operations of $12.8 million, or $0.65 per share in 2010 and $8.3 million, or $0.44 per share, in 2009.

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

Change in Contingent Liabilities

We recorded an increase in contingent liabilities of $1.0 million for 2011, compared to a decrease of $9.1 million for 2010. The change relates to our liability for amounts potentially due to holders of CVRs and other former license holders associated with our Metabasis and CyDex acquisitions. The Metabasis CVR liability is marked-to-market at each reporting period based upon the quoted market prices of the underlying CVR. The CyDex contingent liabilities are marked-to-market at each reporting period based upon a discounted cash flow analysis. The change in fair value is recorded in our consolidated statements of operations. The carrying amount of the liability may fluctuate significantly based upon quoted market prices and actual amounts paid under the agreements may be materially different than the carrying amount of the liability.

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

Income Taxes

During 2011, we recorded an income tax benefit of $13.3 million related to the release of a portion of our valuation allowance against deferred tax assets which can be used to offset deferred tax liabilities recorded in connection with our acquisition of CyDex in January 2011.

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

We have incurred significant losses since inception. At December 31, 2011, our accumulated deficit was $682.2 million and we had negative working capital of $11.4 million. We believe that cash flows from operations will improve due to consistent CAPTISOL® sales, an increase in royalty revenues driven primarily from continued increases in PROMACTA sales, as well as anticipated new license and milestone revenues. In the event revenues and operating cash flows are not meeting expectations, management plans to reduce discretionary expenses. However, it is possible that we may be required to seek additional financing. There can be no assurance that additional financing will be available on terms acceptable to management, or at all. We believe our available cash, cash equivalents, and short-term investments as well as our current and future royalty, license and milestone revenues will be sufficient to satisfy our anticipated operating and capital requirements, through at least the next twelve months. Our future operating and capital requirements will depend on many factors, including, but not limited to: the pace of scientific progress in our research and development programs; the potential success of these programs; the scope and results of preclinical testing and clinical trials; the time and costs involved in obtaining regulatory approvals; the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims; competing technological and market developments; the amount of royalties on sales of the commercial products of our partners; the efforts of our collaborative partners; obligations under our operating lease agreements; and the capital requirements of any companies we acquire, including Pharmacopeia, Inc. (“Pharmacopeia”), Neurogen Corporation (“Neurogen”), Metabasis Therapeutics, Inc. (“Metabasis”) and CyDex Pharmaceuticals, Inc. (“CyDex”). Our ability to achieve our operational targets is dependent upon our ability to further implement our business plan and generate sufficient operating cash flow.

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

In connection with the acquisition of CyDex Pharmaceuticals, Inc. on January 24, 2011, we issued a series of Contingent Value Rights (“CVR”). We paid the CVR holders $4.3 million in January 2012 and may be required to pay up to an additional $7.5 million, net of amounts due to former license holders, upon achievement of certain clinical and regulatory milestones. In 2011, $0.9 million was paid to the CyDex Shareholders upon completion of a licensing agreement with The Medicines Company for the CAPTISOL enabled Intravenous formulation of Clopidogrel. An additional $2 million was paid to the CyDex Shareholders upon acceptance by the FDA of the New Drug Application submitted by Onyx. In addition, we will pay CyDex shareholders, for each respective year from 2011 through 2016, 20% of all CyDex-related revenue, but only to the extent that and beginning only when CyDex-related revenue for such year exceeds $15.0 million; plus an additional 10% of all CyDex-related revenue recognized during such year, but only to the extent that and beginning only when aggregate CyDex-related revenue for such year exceeds $35.0 million. Additionally we assumed certain contractual obligations for milestone payments potentially due in connection with CAPTISOL enabled Intravenous formulation of Clopidogrel. We may be required to pay up to $4 million upon achievement of certain milestones.

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

The use of cash in 2011 reflects net income of $9.7 million, adjusted by $5.0 million of non-cash items to reconcile the net income to net cash used in operations. These reconciling items primarily reflect deferred income taxes of $13.4 million, accretion of deferred gain on sale leaseback transaction of $1.7 million and gain on asset write-offs of $0.5 million, partially offset by a non-cash change in estimated value of contingent liabilities of $1.9 million, write off of acquired in-process research and development of $2.3 million, depreciation and amortization of $2.8 million, and stock-based compensation of $3.4 million. The use of cash in 2011 is further impacted by changes in operating assets and liabilities due primarily to an increase in accounts receivable of $3.9 million and a decrease in accounts payable and accrued liabilities of $11.6 million, partially offset by an increase in other current assets of $5.5 million, an increase in inventory of $1.1 million, a decrease in deferred revenue of $2.2 million, and a decrease in other liabilities of $0.9 million.

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

In connection with the acquisition of CyDex Pharmaceuticals, Inc. on January 24, 2011, we issued a series of Contingent Value Rights. We paid a CVR of $4.3 million in January 2012 and may be required to pay up to an additional $7.5 million upon achievement of certain regulatory milestones to the CyDex CVR holders and other former license holders milestones. In 2011, $0.9 million was paid to the CyDex Shareholders upon completion of a licensing agreement with The Medicines Company for the CAPTISOL enabled Intravenous formulation of Clopidogrel. An additional $2 million was paid to the CyDex Shareholders upon acceptance by the FDA of Onyx’s NDA. In addition, we will pay CyDex shareholders, for each respective year from 2011 through 2016, 20% of all CyDex-related revenue, but only to the extent that and beginning only when CyDex-related revenue for such year exceed $15.0 million; plus an additional 10% of all CyDex-related revenue recognized during such year, but only to the extent that and beginning only when aggregate CyDex-related revenue for such year exceeds $35.0 million. The fair value of the liability at December 31, 2011 was $14.2 million. Additionally, we assumed certain contractual obligations for milestone payments potentially due in connection with CAPTISOL enabled Intravenous formulation Clopidogrel. The fair value of the liability at December 31, 2011 was $1.3 million.

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

As discussed in Note 18, the 2011 financial statements have been restated.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 23, 2012 (except for paragraph 2 of Management’s Report on Internal Control over Financial Reporting as to which the date is November 14, 2012) expressed an adverse opinion.

/s/ GRANT THORNTON LLP

San Diego, California

February 23, 2012 (except for Note 18 and the effects thereof, as to which the date is November 14, 2012)

LIGAND PHARMACEUTICALS INCORPORATED

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2011	2010
	(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$7,041	$3,346
Short-term investments	10,000	19,351
Accounts receivable, net	6,110	993
Inventory	1,301	—
Deferred income taxes	237	—
Other current assets	1,344	720
Income tax receivable	—	4,575
Current portion of co-promote termination payments receivable	6,197	8,034

Total current assets	32,230	37,019
Restricted cash and investments	1,341	1,341
Property and equipment, net	455	559
Intangible assets, net	58,326	12,251
Goodwill	12,238	700
Long-term portion of co-promote termination payments receivable	15,255	22,851
Other assets	738	838

Total assets	$120,583	$75,559

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$11,065	$8,597
Accrued liabilities	8,262	8,859
Accrued litigation settlement costs	—	1,000
Current portion of contingent liabilities	6,879	—
Current portion of deferred gain	—	1,702
Bank line of credit	10,000	—
Current portion of co-promote termination liability	6,197	8,034
Current portion of lease termination payments	—	5,296
Current portion of deferred revenue	1,240	—

Total current liabilities	43,643	33,488
Long-term portion of note payable	20,286	—
Long-term portion of co-promote termination liability	15,255	22,851
Long-term portion of deferred revenue, net	3,466	2,546
Long-term portion of lease exit obligations	8,367	11,118
Deferred income taxes	2,230	372
Long-term portion of contingent liabilities	10,419	700
Other long-term liabilities	388	989

Total liabilities	104,054	72,064

Commitments and contingencies
Common stock subject to conditional redemption; 112,371 shares issued and outstanding at December 31, 2011 and 2010, respectively	8,344	8,344

Stockholders’ equity (deficit):
Common stock, $0.001 par value; 33,333,333 shares authorized; 20,682,506 and 20,620,917 shares issued at December 31, 2011 and 2010, respectively	21	21
Additional paid-in capital	732,676	729,271
Accumulated other comprehensive income	—	31
Accumulated deficit	(682,232)	(691,947)
Treasury stock, at cost; 1,118,222 and 1,111,999 shares at December 31, 2011 and 2010, respectively	(42,280)	(42,225)

Total stockholders’ equity (deficit)	8,185	(4,849)

Total liabilities and stockholders’ equity (deficit)	$120,583	$75,559

See accompanying notes to these consolidated financial statements.

LIGAND PHARMACEUTICALS INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share data)

	Year Ended December 31,
	2011	2010	2009
	(Restated)
Revenues:
Royalties	$9,213	$7,279	$8,334
Material Sales	12,123	—	—
Collaborative research and development and other revenues	8,701	16,259	30,606

Total revenues	30,037	23,538	38,940

Operating costs and expenses:
Cost of material sales	4,909	—	—
Research and development	10,291	22,067	39,870
General and administrative	14,977	12,829	15,211
Lease exit and termination costs	(22)	16,894	15,235
Write-off of acquired in-process research and development	2,282	2,754	442

Total operating costs and expenses	32,437	54,544	70,758

Accretion of deferred gain on sale leaseback	1,702	1,702	21,851

Loss from operations	(698)	(29,304)	(9,967)

Other income (expense):
Interest income	31	440	586
Interest expense	(2,508)	(58)	(270)
Decrease (increase) in contingent liabilities	(1,013)	9,142	—
Other, net	630	4,377	(221)

Total other income (expense), net	(2,860)	13,901	95

Loss from continuing operations before income tax benefit	(3,558)	(15,403)	(9,872)
Income tax benefit from continuing operations	13,270	2,617	1,535

Income (loss) from continuing operations	9,712	(12,786)	(8,337)

Discontinued operations:
Gain on sale of AVINZA Product Line, net	—	2,212	5,434
Gain on sale of Oncology Product Line, net	3	201	955

Income from discontinued operations	3	2,413	6,389

Net income (loss)	$9,715	($10,373)	($1,948)

Basic and diluted per share amounts:
Income (loss) from continuing operations	$0.49	($0.65)	($0.44)
Income from discontinued operations	—	0.12	0.34

Net income (loss)	$0.49	($0.53)	($0.10)

Weighted average number of common shares-basic	19,655,632	19,613,201	18,862,751

Weighted average number of common shares-diluted	19,713,320	19,613,201	18,862,751

See accompanying notes to these consolidated financial statements.

LIGAND PHARMACEUTICALS INCORPORATED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) AND COMPREHENSIVE LOSS

(in thousands, except share data)

(Restated)

	Common Stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Treasury stock		Total stockholders’ equity (deficit)	Comprehensive income (loss)
	Shares	Amount				Shares	Amount
Balance at December 31, 2008	19,760,457	$20	$711,298	$81	$(679,626)	(1,101,317)	$(42,134)	$(10,365)	$(98,042)
Issuance of common stock under employee stock compensation plans	84,376	—	228	—	—	—	—	228	—
Unrealized net gain on available-for-sale securities	—	—	—	432	—	—	—	432	432
Stock-based compensation	—	—	3,365	—	—	—	—	3,365	—
Shares redeemed in lieu of cash payment for milestone achieved	—	—	3,086	—	—	—	—	3,086	—
Issuance of common stock for acquisition of Neurogen	700,000	1	8,942	—	—	—	—	8,946	—
Net loss	—	—	—	—	(1,948)	—	—	(1,948)	(1,948)

Balance at December 31, 2009	20,544,833	21	726,919	513	(681,574)	(1,101,317)	(42,134)	3,744	(1,516)
Issuance of common stock under employee stock compensation plans	76,084	—	27	—	—	—	—	27	—
Unrealized net loss on available-for-sale securities	—	—	—	(482)	—	—	—	(482)	(482)
Repurchase of common stock	—	—	—	—	—	(10,682)	(91)	(91)	—
Stock-based compensation	—	—	2,325	—	—	—	—	2,325	—
Net loss	—	—	—	—	(10,373)	—	—	(10,373)	(10,373)

Balance at December 31, 2010	20,620,917	21	729,271	31	(691,947)	(1,111,999)	(42,225)	(4,850)	(10,855)
Issuance of common stock under employee stock compensation plans, net	61,589	—	54	—	—	—	—	54	—
Unrealized net loss on available-for-sale securities	—	—	—	(31)	—	—	—	(31)	(31)
Repurchase of common stock	—	—	—	—	—	(6,223)	(55)	(55)	—
Stock-based compensation	—	—	3,351	—	—	—	—	3,351	—
Net income, restated	—	—	—	—	9,715	—	—	9,715	9,715

Balance at December 31, 2011, restated	20,682,506	$21	$732,676	$—	$(682,232)	(1,118,222)	$(42,280)	$8,185	$9,684

See accompanying notes to these consolidated financial statements.

LIGAND PHARMACEUTICALS INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2011	2010	2009
	(Restated)
Operating activities
Net income (loss)	$9,715	($10,373)	($1,948)
Less: gain from discontinued operations	3	2,413	6,389

Income (loss) from continuing operations	9,712	(12,786)	(8,337)
Adjustments to reconcile net income (loss) to net cash used in operating activities, including effects of business acquired:
Write-off of acquired in-process research and development	2,282	2,754	442
Non-cash change in estimated fair value of contingent liabilities	1,888	(9,142)	0
Accretion of deferred gain on sale leaseback	(1,702)	(1,702)	(21,851)
Depreciation and amortization	2,790	2,212	4,634
Non-cash lease costs	(51)	9,042	10,102
Non-cash development milestone revenue	—	—	(915)
Loss (gain) on asset write-offs	(456)	5,303	500
Realized loss (gain) on investment	6	(607)	(232)
Stock-based compensation	3,351	2,325	3,365
Deferred income taxes	(13,402)	—	—
Other	285	32	(18)
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable, net	(3,915)	(375)	(618)
Inventory	1,114	—	—
Other current assets	4,864	(3,931)	(448)
Other long term assets	605	(332)	10,346
Accounts payable and accrued liabilities	(11,568)	(13,447)	(10,989)
Other liabilities	865	(715)	(2,318)
Deferred revenue	2,160	(5,938)	(14,302)

Net cash used in operating activities of continuing operations	(1,172)	(27,307)	(30,639)
Net cash provided by (used in) operating activities of discontinued operations	—	240	(3,162)

Net cash used in operating activities	(1,172)	(27,067)	(33,801)

Investing activities
Acquisition of Metabasis, net of cash acquired	—	(2,834)	—
Acquisition of CyDex, net of cash acquired	(32,024)	—	—
Cash acquired from acquisition of Neurogen	—	—	9,796
Payments to CVR holders	(2,875)	—	—
Acquisition of intellectual property	—	(1,247)	—
Purchases of property, equipment and building	(78)	(70)	(522)
Proceeds from sale of property, and equipment and building	530	589	108
Purchases of short-term investments	(10,000)	(35,584)	(32,806)
Proceeds from sale of short-term investments	19,346	54,040	47,761
Other, net	(31)	(354)	431

Net cash provide by (used in) investing activities of continuing operations	(25,132)	14,540	24,768
Net cash provided by investing activities of discontinued operations	—	—	—

Net cash provided by (used in) investing activities	(25,132)	14,540	24,768

Financing activities
Principal payments on equipment financing obligations	—	(91)	(473)
Proceeds from issuance of debt	30,000	—	—
Repayment of debt	—	—	(3,443)
Proceeds from issuance of common stock, net	54	23	228
Share repurchases	(55)	(91)	—

Net cash provided by (used in) financing activities of continuing operations	29,999	(159)	(3,688)
Net cash provided by (used in) financing activities of discontinued operations	—	—	—

Net cash provided by (used in) financing activities	29,999	(159)	(3,688)

Net increase (decrease) in cash and cash equivalents	3,695	(12,686)	(12,721)
Cash and cash equivalents at beginning of year	3,346	16,032	28,753

Cash and cash equivalents at end of year	$7,041	$3,346	$16,032

Supplemental disclosure of cash flow information
Cash paid during the year:
Interest paid	$2,463	$58	$270
Taxes paid	39	28	14
Proceeds received from sale of building and disbursed to Neurogen shareholders	—	3,170	—
Supplemental schedule of non-cash investing and financing activities
Issuance of common stock for acquisition	—	—	8,946

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

The Company has incurred significant losses since its inception. At December 31, 2011, the Company’s accumulated deficit was $682.2 million and the Company had negative working capital of $11.4 million. Management believes that cash flows from operations will improve due to consistent CAPTISOL® sales, an increase in royalty revenues driven primarily from continued increases in PROMACTA sales, as well as anticipated new license and milestone revenues. In the event revenues and operating cash flows are not meeting expectations, management plans to reduce discretionary expenses. However, it is possible that the Company may be required to seek additional financing. There can be no assurance that additional financing will be available on terms acceptable to management, or at all. Management believes its currently available cash, cash equivalents, and short-term investments as well as its current and future royalty, license and milestone revenues will be sufficient to satisfy its anticipated operating and capital requirements, through at least the next twelve months. The Company’s future operating and capital requirements will depend on many factors, including, but not limited to: the pace of scientific progress in its research and development programs; the potential success of these programs; the scope and results of preclinical testing and clinical trials; the time and costs involved in obtaining regulatory approvals; the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims; competing technological and market developments; the amount of royalties on sales of the commercial products of its partners; the efforts of its collaborative partners; obligations under its operating lease agreements; and the capital requirements of any companies the Company acquires, including Pharmacopeia, Inc. (“Pharmacopeia”), Neurogen Corporation (“Neurogen”), Metabasis Therapeutics, Inc. (“Metabasis”) and CyDex Pharmaceuticals, Inc. (“CyDex”). The ability of the Company to achieve its operational targets is dependent upon the Company’s ability to further implement its business plan and generate sufficient operating cash flow.

As discussed in Note 18, the Company has restated its previously issued consolidated financial statements as of December 31, 2011 and for the twelve months then ended.

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

The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated (in thousands, except per share amounts):

	Year Ended December 31,
	2011	2010	2009
	(Restated)
Net income (loss) from continuing operations	$9,712	$(12,786)	$(8,337)
Discontinued operations	3	2,413	6,389

Net income (loss)	$9,715	$(10,373)	$(1,948)

Shares used to compute basic income (loss) per share	19,655,632	19,613,201	18,862,751
Dilutive potential common shares:
Restricted stock	57,688	—	—

Shares used to compute diluted income (loss) per share	19,713,320	19,613,201	18,862,751

Basic and diluted per share amounts:
Income (loss) from continuing operations	$0.49	$(0.65)	$(0.44)
Discontinued operations	—	0.12	0.34

Net income (loss)	$0.49	$(0.53)	$(0.10)

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

Goodwill and Other Identifiable Intangible Assets

Goodwill and other identifiable intangible assets consist of the following (in thousands):

	December 31,	December 31,
	2011	2010
	(Restated)
Acquired in-process research and development	$13,036	$12,379
Complete technology	15,227	—
Trade name	2,642	—
Customer relationships	29,600	—
Goodwill	12,238	700

	72,743	13,079
Accumulated amortization	(2,179)	(128)

	$70,564	$12,951

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

In January 2011, the Company completed its acquisition of CyDex Pharmaceuticals, Inc. As a result of the transaction, the Company recorded $47.5 million of intangible assets with definite lives. The weighted-average amortization period for the identified intangible assets with definite lives is 20 years. In addition, the Company recorded $3.2 million of acquired In-Process Research and Development (IPR&D) and $11.5 million of goodwill.

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

Contingent Liabilities

In connection with the Company’s acquisition of CyDex, the Company recorded a $17.6 million contingent liability, inclusive of the $4.3 million payment made in January 2012, for amounts potentially due to holders of the CyDex CVRs and other former license holders. The initial fair value of the liability was determined using a discounted cash flow analysis incorporating the estimated future cash flows from potential milestones and revenue sharing. These cash flows were then discounted to present value using a discount rate of 21.6%. The liability will be periodically assessed based on events and circumstances related to the underlying milestones, and the change in fair value will be recorded in the Company’s consolidated statements of operations. The carrying amount of the liability may fluctuate significantly and actual amounts paid may be materially different than the carrying amount of the liability. The fair value of the liability at December 31, 2011 was $15.5 million. As a result, the Company recorded an increase in contingent liabilities of $1.0 million, net of cash paid for the year ended December 31, 2011.

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

The following table provides a summary of the assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2011 (in thousands):

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
	(Restated)			(Restated)
Assets:
Short-term investments	$10,000	$10,000	$—	$—
Liabilities:
Current portion of contingent liabilities—CyDex	$6,879	$—	$—	$6,879
Liability for contingent value rights—Metabasis	1,068	1,068	—	—
Liability for contingent value rights—Neurogen	700	—	—	700
Liability for contingent liabilities—CyDex	8,651	—	—	8,651

Total liabilities	$17,298	$1,068	$—	$16,230

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

	Ligand	CyDex	Total
	(Restated)	(Restated)	(Restated)
For the Year Ending December 31, 2011:
Net revenues from external customers	$13,790	$16,247	$30,037
Operating profit (loss)	(5,733)	5,035	(698)
Depreciation and amortization expense	486	2,304	2,790
Income tax expense (benefit)	13,270	—	13,270
Interest expense	2,508	—	2,508
Write-off of acquired in process research and development	2,282	—	2,282
Assets	111,431	9,152	120,583

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

Under the terms of the agreement, the Company paid $31.6 million, net of a working capital adjustment of $0.5 million, to the CyDex shareholders and issued a series of Contingent Value Rights (CVR). In 2011, $0.9 million was paid to the CyDex Shareholders upon completion of a licensing agreement with The Medicines Company for the CAPTISOL enabled Intravenous formulation of Clopidogrel. An additional $2 million was paid to the CyDex Shareholders upon acceptance by the FDA of the New Drug Application submitted by Onyx. In January 2012, the Company paid $4.3 million and may be required to pay up to an additional $11.5 million upon achievement of certain clinical and regulatory milestones to the CyDex CVR holders and other former license holders. In addition, the Company will pay CyDex shareholders, for each respective year from 2011 through 2016, 20% of all CyDex-related revenue, but only to the extent that and beginning only when CyDex-related revenue for such year exceeds $15.0 million; plus an additional 10% of all CyDex-related revenue recognized during such year, but only to the extent that and beginning only when aggregate CyDex-related revenue for such year exceeds $35.0 million.

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

At the closing of the acquisition, the Company recorded a $17.6 million contingent liability, inclusive of the $4.3 million payment in January 2012, for amounts potentially due to holders of the CyDex CVRs and other former license holders. The initial fair value of the liability was determined using a discounted cash flow analysis incorporating the estimated future cash flows from potential milestones and revenue sharing. These cash flows were then discounted to present value using a discount rate of 21.6%. The liability will be periodically assessed based on events and circumstances related to the underlying milestones, and the change in fair value will be recorded in the Company’s consolidated statements of operations. The carrying amount of the liability may fluctuate significantly and actual amounts paid may be materially different than the carrying amount of the liability. The fair value of the liability at December 31, 2011 was $15.5 million.

The components of the purchase price allocation for CyDex are as follows (in thousands):

(Restated)
Purchase Consideration:
Cash paid to CyDex shareholders	$31,572
Estimated fair value of contingent consideration	13,285
Cash payable to CyDex shareholders	4,300

Total purchase consideration	$49,157

Allocation of Purchase Price:
Cash	$85
Accounts receivable	1,202
Inventory	2,414
In-process research and development	3,200
Intangible assets with definite lives	47,469
Goodwill	11,538
Other assets	1,311
Liabilities assumed	(18,062)

$49,157

The acquired identified intangible assets with definite lives from the acquisition with CyDex are as follows:

Acquired Intangible Assets (in thousands)
Complete technology	$15,227
Trademark and trade name	2,642
Customer relationships	29,600

$47,469

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

Had the merger with CyDex been completed as of the beginning of 2011, the Company’s pro forma results for the years ended December 31, 2011 and 2010 would have been as follows (unaudited):

(in thousands, except per share data)	2011	2010
	(Restated)
Revenue	$30,226	$23,727
Operating loss	(1,591)	(32,403)
Net income (loss)	8,687	(15,480)
Basic and diluted earnings per share:
Income (loss) from continuing operations	$0.44	$(0.91)
Discontinued operations	$0.00	$0.12
Net income (loss)	$0.44	$(0.79)
Basic and diluted weighted average shares	19,656	19,613

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

13. Income Taxes

At December 31, 2011, we had federal net operating loss carryforwards set to expire through 2031 of $455.3 million and $165.2 million of state net operating loss carryforwards. We also had $16.4 million of federal research and development credit carryforwards, $1.2 million of which expired at the beginning of 2011, with the remainder expiring through 2027, leaving $15.2 million remaining going into 2012. We have $10.3 million of California and New Jersey research and development credit carryforwards that have no expiration date.

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

The components of the income tax benefit for continuing operations are as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
	(Restated)
Current Benefit:
Federal	$520	($27,685)	$(23,533)
State	139	—	—
Foreign	—	—	—

	659	(27,685)	(23,533)

Deferred Benefit:
Federal	(10,803)	25,068	(25,068)
State	(3,126)	—	—
Foreign	—	—	—

	($13,270)	($2,617)	$(1,535)

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2011 and 2010 are shown below. A valuation allowance has been recognized to offset the net deferred tax assets as management believes realization of such assets is uncertain as of December 31, 2011, 2010, and 2009. The change in valuation allowance was a decrease of $15.6 million for 2011 and an increase of $30.6 million and $0.8 million for 2010 and 2009, respectively.

	December 31,
	2011	2010
	(in thousands)
	(Restated)
Deferred assets:
Net operating loss carryforwards	$164,049	$157,395
Research and AMT credit carryforwards	22,163	23,182
Fixed assets and intangibles	21,674	17,824
Accrued expenses	1,467	6,697
Contingent liabilities	529	—
Present value of AVINZA royalties	13,259	14,586
Organon termination asset	(11,012)	(11,937)
Organon termination liability	11,012	11,937
Organon royalty obligation	582	570
Deferred rent	3,770	—
Deferred sale leaseback	—	658
Lease termination costs	369	4,244
Capital loss carryforwards	501	751
Other	2,620	2,681

	230,983	228,588
Valuation allowance for deferred tax assets	(213,102)	(228,588)

Net deferred tax assets	$17,881	$0

Deferred tax liabilities:
Identified intangibles	$(17,881)	$—
Identified indefinite lived intangibles	(1,989)	(372)

Total	$(1,989)	$(372)

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

A reconciliation of income taxes from continuing operations to the amount computed by applying the statutory federal income tax rate to the net loss from continuing operations is summarized as follows:

	Years Ended December 31,
	2011	2010	2009
	(Restated)
Amounts computed at statutory federal rate	$1,204	$5,236	$3,387
State taxes net of federal benefit	(2)	(2)	234
Meals & entertainment	(9)	(6)	(10)
Acquisition related transaction costs	(37)	—	—
In process R&D	—	(451)	(136)
Therapeutic grant	—	665	—
Inputed interest	(255)	(321)	—
Roche collaboration	—	(1,437)	—
Contingent value rights	(601)	3,108	—
Stock-based compensation	(597)	(510)	(1,144)
Expired NOLs	(678)	(678)	(678)

Expired research and development credits	(1,200)	(543)	(887)
Change in uncertain tax positions	—	28,108	(24,116)
Carry back claims	—	—	25,651
Change in valuation allowance	15,486	(30,557)	(775)
Other	(41)	5	9

	$13,270	$2,617	$1,535

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

A reconciliation of the amount of unrecognized tax benefits at December 31, 2011 and 2010 is as follows (in thousands):

Balance at December 31, 2009	$34,026
Reductions for tax positions related to prior years	(25,205)
Balance at December 31, 2010	$8,821

Additions based on tax positions related to the prior year	296
Reductions for tax positions of prior years	(211)

Balance at December 31, 2011	$8,906

Included in the balance of unrecognized tax benefits at December 31, 2010 is $8.9 million of tax benefits that, if recognized would result in adjustments to the related deferred tax assets and valuation allowance and not affect the Company’s effective tax.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2011, there was no accrued interest related to uncertain tax positions.

14. Summary of Unaudited Quarterly Financial Information

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2011 and 2010 (in thousands).

	Quarter Ended
	March 31, 2011		June 30, 2011		September 30, 2011		December 31, 2011
	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated
2011
Total revenues	$3,896	$3,896	$7,463	$7,463	$5,741	$5,741	$12,937	$12,937
Total operating costs and expenses	5,805	5,805	8,699	8,699	9,416	9,416	8,517	8,517
Income tax benefit (expense)	13,585	13,730	(141)	(141)	(22)	(22)	(297)	(297)
Income (loss) from continuing operations	10,028	9,621	(914)	(422)	(3,756)	(4,178)	4,815	4,690
Discontinued operations	4	4	—	—	—	—	—	—
Net income (loss)	$10,032	$9,625	$(914)	$(422)	$(3,756)	$(4,178)	$4,815	$4,690
Basic and diluted per share amounts
Income (loss) from continuing operations	0.51	0.49	(0.05)	(0.02)	(0.19)	(0.21)	0.24	0.24

Discontinued operations	—	—	—	—		—		—
Net income (loss)	$0.51	$0.49	$(0.05)	$(0.02)	$(0.19)	$(0.21)	$0.24	$0.24

Weighted average shares—basic	19,623	19,623	19,650	19,650	19,673	19,673	19,675	19,675

Weighted average shares—diluted	19,623	19,623	19,650	19,650	19,673	19,673	19,675	19,675

	Quarter ended
	31-Mar	30-Jun	30-Sep	31-Dec
2010
Total revenues	$5,958	$5,838	$7,802	$3,940
Total operating costs and expenses	10,410	9,892	23,903	10,328
Income tax benefit (expense)	(274)	(625)	(419)	3,936
Income (loss) from continuing operations	(2,989)	(290)	(11,855)	2,348
Discontinued operations	239	7	12	2,155
Net income (loss)	($2,750)	($283)	($11,843)	$4,503
Basic and diluted per share amounts:
Loss from continuing operations	(0.15)	(0.01)	(0.60)	0.12
Discontinued operations	0.01	—	—	0.11

Net loss	($0.14)	($0.01)	($0.60)	$0.23

Weighted average shares—basic	19,576	19,609	19,630	19,631

Weighted average shares—diluted	19,576	19,609	19,630	19,636

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

18. Restatement of Financial Statements

The Company restated its previously issued consolidated financial statements as of December 31, 2011 and for the twelve months then ended, to correct errors in the calculation of certain contingent liabilities related to the acquisition of CyDex. Specifically, the initial fair value of contingent liabilities was overstated by $1.6 million resulting in an initial overstatement of goodwill by $2.7 million, an understatement of intangible assets of $0.9 million, an overstatement of deferred income tax liability of $0.3 million and an understatement of the income tax benefit of $0.1 million. As of December 31, 2011, the Company reduced goodwill $2.7 million, increased intangible assets $0.9 million, reduced contingent liabilities by $1.0 million, and reduced deferred income tax liability $0.3 million. For the twelve months ended December 31, 2011, the Company increased the decrease (increase) in contingent liabilities $0.6 million and increased the income tax benefit by $0.1 million. Income from continuing operations for the year ended December 31, 2011 decreased by $0.5 million to $9.7 million, or $0.49 per share, from $10.2 million, or $0.52 per share.

Contingent liabilities, in the accompanying balance sheets, now includes amounts relating to contingent value rights and other acquired contingent liabilities. The statement of cash flows has been adjusted for the restatements for the twelve months ended December 31, 2011. The only impact on the statement of cash flows is the change in the non-cash impact of contingent liabilities. The impact of the restatement as of December 31, 2011 and for the period then ended is described in the table below:

	December 31, 2011
	As Previously reported	As Restated
Balance sheet data:
Goodwill	$14,894	$12,238
Intangible assets, net	57,437	58,326
Total assets	122,350	120,583
Long-term portion of contingent liabilities	11,433	10,419
Deferred income taxes	2,522	2,230
Total Liabilities	105,360	104,054
Accumulated deficit	(681,771)	(682,232)

	Twelve Months Ended December 31, 2011
	As Previously Reported	As Restated
Statement of operations data:
Decrease (increase) in contingent liabilities	$(407)	$(1,013)
Income tax benefit from continuing operations	13,125	13,270
Net income	10,176	9,715
Basic and diluted earnings per share:
Income from continuing operations	$0.52	$0.49
Net income	0.52	0.49
Weighted average number of common shares-basic	19,656	19,656
Weighted average number of common shares-diluted	19,713	19,713

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

As a result of material weaknesses in our internal control over financial reporting relating to the accounting for significant non-routine transactions and the controls over the determination of the fair value of contingent liabilities, our management has reassessed the effectiveness of our disclosure controls and procedures and we have determined that our disclosure controls and procedures were not effective as of December 31, 2011.

Restatement of Consolidated Financial Statements.  On February 6, 2012, the Audit Committee (the “Committee”), after consultation with management, concluded that our unaudited condensed consolidated financial statements for the interim periods ended March 31, June 30, and September 30, 2011, did not properly account for certain acquisition-related contingent liabilities and the controls over the determination of the fair value of such liabilities were ineffective, and, therefore, should not be relied upon. As a result, management and the Committee authorized and directed our officers to restate our unaudited interim financial statements. The restated Form 10-Q reports have been filed for the applicable periods.

Additionally, on November 2, 2012, the Committee, after consultation with management, concluded that our unaudited condensed consolidated financial statements for the interim periods ended March 31, June 30, and September 30, 2011 as well as the audited financial statement for the year ended December 31, 2011, did not properly account for certain acquisition-related contingent liabilities and the controls over the determination of the fair value of such liabilities was ineffective, and, therefore, should not be relied upon. As a result, management and the Committee authorized and directed our officers to restate our unaudited interim financial statements and our audited financial statements.

Remediation Plan.  As a result of the material weaknesses associated with acquisition-related accounting, we added a corporate controller to our finance and accounting staff. While we had processes to identify and intelligently apply accounting standards to complex transactions, we did not have adequate numbers of highly skilled accountants to provide for a detailed analysis, documentation and review of the acquisition of CyDex, which closed on January 24, 2011. Additionally, we plan to enhance our controls over the determination of the fair value of contingent liabilities by including a formal review of mathematical calculations and completeness of such calculations. These material weaknesses prevented us from properly reporting the financial information for previous interim and annual periods, and we have filed restated reports on Form 10-Q/A and 10-K/A for the applicable periods. We enhanced and will further improve our processes as described above. Management will continue to review and make necessary changes to the overall design of its internal control environment, as well as to policies and procedures to improve the overall effectiveness of internal control over financial reporting.

Changes in Internal Controls.  Except as described above, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting for the fourth quarter of 2011.

(b) Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements in accordance with generally accepted accounting principles; providing reasonable assurance that receipts and expenditures are made in accordance with our management and directors; and providing reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as set forth in Internal Control - Integrated Framework. Based on our evaluation under the framework in Internal Control - Integrated Framework, the Committee, after consultation with our management concluded that our internal controls over financial reporting were ineffective as of December 31, 2011. Material weaknesses were identified relating to the accounting for significant non-routine transactions and the controls over the determination of the fair value of contingent liabilities which led to a misstatement of acquisition-related costs and contingent liabilities related to the acquisition of CyDex in our interim and annual financial statements. We enhanced our processes with the addition of a corporate controller during the third quarter of 2011 with the ability to research and properly apply complex accounting standards. Additionally, we also plan to enhance our controls over the determination of the fair value of contingent liabilities by including a formal review of mathematical calculations and completeness of such calculations. We will continue to review the updated control structure to ensure our plan is effective in remediating the material weaknesses identified.

As described in this Annual Report on Form 10-K/A, during the year ended December 31, 2011, we acquired CyDex. The internal controls over financial reporting of an acquired business are eligible for a one year exclusion, as permitted by Securities and Exchange Commission Staff interpretive guidance. Accordingly, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of CyDex, which are included in our December 31, 2011 consolidated financial statements. CyDex constituted $10.9 million of total assets as of December 31, 2011 and generated $16.2 million in revenues for the year then ended.

Grant Thornton LLP, the Company’s independent registered public accountants, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, based on the COSO criteria; their report is included in Item 9A.

Item 9B. Other Information

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Ligand Pharmaceuticals Incorporated

We have audited Ligand Pharmaceuticals Incorporated’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Ligand Pharmaceuticals Incorporated’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Ligand Pharmaceuticals Incorporated’s internal control over financial reporting based on our audit. Our audit of, and opinion on, the Company’s internal control over financial reporting does not include internal control over financial reporting of CyDex Pharmaceuticals, Inc., a wholly owned subsidiary, whose financial statements reflect total assets and revenues constituting 8.9% and 54.1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2011. As indicated in Management’s Report, CyDex Pharmaceuticals, Inc. was acquired during 2011 and therefore, management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of CyDex Pharmaceuticals, Inc.

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

A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment. The Company identified material weaknesses in accounting for significant non-routine transactions and the controls over the determination of the fair value of contingent liabilities.

In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Ligand Pharmaceuticals Incorporated has not maintained effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We do not express an opinion or any other form of assurance on management’s statements referring to remediation of the material weaknesses.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Ligand Pharmaceuticals Incorporated as of December 31, 2011 and 2010, and the related statement of operations, stockholders’ equity (deficit) and comprehensive loss and cash flows for each of the three years in the period ended December 31, 2011. The material weaknesses identified above were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2011 financial statements, and this report does not affect our report dated February 23, 2012 (except for Note 18 and the effects thereof, as to which the date is November 14, 2012), which expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

San Diego, California

February 23, 2012 (except for paragraph 2 of Management’s Report on Internal Control over Financial Reporting, as to which the date is November 14, 2012)

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

(3) The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

Exhibit Number	Description
2.1(36)	Agreement and Plan of Merger, dated as of September 24, 2008, by and among Ligand Pharmaceuticals Incorporated, Pharmacopeia, Inc., Margaux Acquisition Corp. and Latour Acquisition, LLC. (Exhibit 2.1).

2.2(52)	Agreement and Plan of Merger, by and among the Company, Neurogen Corporation and Neon Signal, LLC, dated as of August 23, 2009 (Filed as Exhibit 10.1).

2.3(56)	Amendment to Agreement and Plan of Merger, by and among the Company, Neurogen Corporation, and Neon Signal, LLC, dated September 18, 2009 (Filed as Exhibit 10.1).

2.4(56)	Amendment No. 2 to Agreement and Plan of Merger, by and among the Company, Neurogen Corporation, and Neon Signal, LLC, dated November 2, 2009 (Filed as Exhibit 10.2).

2.5(54)	Amendment No. 3 to Agreement and Plan of Merger, by and among the Company, Neurogen Corporation, and Neon Signal, LLC, dated November 2, 2009 (Filed as Exhibit 10.2).

2.6(53)	Certificate of Merger for acquisition of Neurogen Corporation (Filed as Exhibit 2.1).

2.7(57)	Agreement and Plan of Merger, dated as of October 26, 2009, by and among the Company, Metabasis Therapeutics, Inc., and Moonstone Acquisition, Inc. (Filed as Exhibit 10.1).

2.8(55)	Amendment to Agreement and Plan of Merger, by and among the Company, Metabasis Therapeutics, Inc., Moonstone Acquisition, Inc., and David F. Hale as Stockholders’ Representative, dated November 25, 2009

2.9(63)	Certificate of Merger for acquisition of Metabasis Therapeutics, Inc. dated January 27, 2010 (Filed as Exhibit 2.1).

2.10(68)	Certificate of Merger, dated and filed January 24, 2011 (Filed as Exhibit 2.1).

2.11(68)	Agreement and Plan of Merger, by and among the Company, CyDex Pharmaceuticals, Inc., and Caymus Acquisition, Inc., dated January 14, 2011 (Filed as Exhibit 10.1).

3.1(1)	Amended and Restated Certificate of Incorporation of the Company. (Filed as Exhibit 3.2).

3.2(1)	Bylaws of the Company, as amended. (Filed as Exhibit 3.3).

Exhibit Number	Description
3.3(2)	Amended Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Company.

3.4(12)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company dated June 14, 2000.

3.5(3)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company dated September 30, 2004.

3.6(20)	Amendment to the Bylaws of the Company dated November 13, 2005. (Filed as Exhibit 3.1).

3.7(34)	Amendment of Bylaws of the Company dated December 4, 2007. (Filed as Exhibit 3.1).

3.8(67)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company dated November 17, 2010 (Filed as Exhibit 3.1).

4.1(4)	Specimen stock certificate for shares of Common Stock of the Company.

4.2(27)	2006 Preferred Shares Rights Agreement, by and between Ligand Pharmaceuticals Incorporated and Mellon Investor Services LLC, dated as of October 13, 2006. (Filed as Exhibit 4.1)

10.1(4)	Agreement, dated May 1, 1991, between the Company and Pfizer Inc (with certain confidential portions omitted).

10.2(4)	License Agreement, dated January 5, 1990, between the Company and the University of North Carolina at Chapel Hill (with certain confidential portions omitted).

10.3(4)	Form of Indemnification Agreement between the Company and each of its directors.

10.4(4)	Form of Indemnification Agreement between the Company and each of its officers.

10.5(4)	Stock Purchase Agreement, dated September 9, 1992, between the Company and Glaxo, Inc.

10.6(4)	Research and Development Agreement, dated September 9, 1992, between the Company and Glaxo, Inc. (with certain confidential portions omitted).

10.7(8)	Supplementary Agreement, dated October 1, 1993, between the Company and Pfizer, Inc. to Agreement, dated May 1, 1991.

10.8(9)	Option Agreement, dated September 2, 1994, between the Company and American Home Products Corporation, as represented by its Wyeth-Ayerst Research Division (with certain confidential portions omitted). (Filed as Exhibit 10.80).

10.9(5)	Research, Development and License Agreement, dated December 29, 1994, between SmithKline Beecham Corporation and the Company (with certain confidential portions omitted).

10.10(10)	Lease, dated July 6, 1994, between the Company and Chevron/Nexus partnership, First Amendment to lease dated July 6, 1994.

10.11(11)	Settlement Agreement and Mutual Release of all Claims, signed April 20, 1996, between the Company and Pfizer, Inc. (with certain confidential portions omitted).

10.12(6)	Letter of Agreement dated September 28, 1998 among the Company, Elan Corporation, plc and Elan International Services, Ltd. (with certain confidential portions omitted), (Filed as Exhibit 10.5).

10.13(7)	Stock Purchase Agreement by and between the Company and Warner-Lambert Company dated September 1, 1999 (with certain confidential portions omitted). (Filed as Exhibit 10.2).

Exhibit Number	Description
10.14(7)	License Agreement effective June 30, 1999 by and between the Company and X-Ceptor Therapeutics, Inc. (with certain confidential portions omitted). (Filed as Exhibit 10.7).

10.15(13)	Purchase Agreement, dated March 6, 2002, between the Company and Pharmaceutical Royalties International (Cayman) Ltd.

10.16(14)	Amendment Number 1 to Purchase Agreement, dated July 29, 2002, between the Company and Pharmaceutical Royalties International (Cayman) Ltd.

10.17(15)	Amended and Restated License and Supply Agreement, dated December 6, 2002, between the Company, Elan Corporation, plc and Elan Management Limited (with certain confidential portions omitted).

10.18(15)	Amendment Number 1 to Amended and Restated Registration Rights Agreement, dated November 12, 2002, between the Company and Elan Corporation plc and Elan International Services, Ltd.

10.19(15)	Second Amendment to Purchase Agreement, dated December 19, 2002, between the Company and Pharmaceuticals Royalties International (Cayman) Ltd.

10.20(15)	Amendment Number 3 to Purchase Agreement, dated December 30, 2002, between the Company and Pharmaceuticals Royalties International (Cayman) Ltd. (with certain confidential portions omitted).

10.21(15)	Purchase Agreement, dated December 30, 2002, between the Company and Pharmaceuticals Royalties International (Cayman) Ltd. (with certain confidential portions omitted).

10.22(16)	Co-Promotion Agreement, dated January 1, 2003, by and between the Company and Organon Pharmaceuticals USA Inc. (with certain confidential portions omitted).

10.23(17)	Amendment No. 2 to Amended and Restated Registration Rights Agreement, dated June 25, 2003.

10.24(18)	Option Agreement Between Investors Trust & Custodial Services (Ireland) Ltd., as Trustee for Royalty Pharma, Royalty Pharma Finance Trust and the Company, dated October 1, 2003 (with certain confidential portions omitted).

10.25(18)	Amendment to Purchase Agreement Between Royalty Pharma Finance Trust and the Company, dated October 1, 2003 (with certain confidential portions omitted).

10.26(22)	2002 Stock Incentive Plan (as amended and restated through March 9, 2006).

10.27(18)	2002 Employee Stock Purchase Plan, dated July 1, 2002 (as amended through June 30, 2003).

10.28(18)	Form of Stock Option Agreement.

10.29(18)	Form of Employee Stock Purchase Plan Stock Purchase Agreement.

10.30(18)	Form of Automatic Stock Option Agreement.

10.31(18)	Form of Director Fee Stock Option Agreement.

10.32(19)	Manufacturing and Packaging Agreement, dated February 13, 2004 between Cardinal Health PTS, LLC and the Company (with certain confidential portions omitted).

10.33(21)	Form of Distribution, Storage, Data and Inventory Management Services Agreement.

10.34(21)	Amendment Number 1 to the Option Agreement between Investors Trust & Custodial Services (Ireland) Ltd., solely in its capacity as Trustee for Royalty Pharma, Royalty Pharma Finance Trust and Ligand Pharmaceuticals Incorporated dated November 5, 2004.

Exhibit Number	Description
10.35(21)	Amendment to Purchase Agreement between Royalty Pharma Finance Trust, Ligand Pharmaceuticals Incorporated & Investors Trust and Custodial Services (Ireland) Ltd., solely in its capacity as Trustee of Royalty Pharma dated November 5, 2004.

10.36(22)	Amended and Restated Research, Development and License Agreement dated as of December 1, 2005 between the Company and Wyeth (formerly American Home Products Corporation) (with certain confidential portions omitted).

10.37(22)	Form of Stock Issuance Agreement for non-employee directors.

10.38(22)	Form of Amended and Restated Director Fee Stock Option Agreement for 2005 award to Henry Blissenbach, John Groom, Irving Johnson, John Kozarich, Daniel Loeb, Carl Peck, Jeffrey Perry, Brigette Roberts and Michael Rocca.

10.39(23)	Termination and Return of Rights Agreement between Ligand Pharmaceuticals Incorporated and Organon USA Inc. dated as of January 1, 2006

10.40(24)	First Amendment to the Manufacturing and Packaging Agreement between Cardinal Health PTS, LLC and Ligand Pharmaceuticals Incorporated (with certain confidential portions omitted).

10.41(25)	Purchase Agreement, by and between Ligand Pharmaceuticals Incorporated, King Pharmaceuticals, Inc. and King Pharmaceuticals Research and Development, Inc., dated as of September 6, 2006.

10.42(26)	Contract Sales Force Agreement, by and between Ligand Pharmaceuticals Incorporated and King Pharmaceuticals, Inc. dated as of September 6, 2006.

10.43(25)	Purchase Agreement, by and among Ligand Pharmaceuticals Incorporated, Seragen, Inc., Eisai Inc. and Eisai Co., Ltd., dated as of September 7, 2006.

10.44(31)	Stipulation of Settlement by and among Plaintiffs and Ligand Pharmaceuticals, Inc. et al., In re Ligand Pharmaceuticals Inc. Securities Litigation, United States District Court, District of Southern California, dated as of June 28, 2006, approved by Order dated October 16, 2006.

10.45(31)	Stipulation of Settlement by and among Plaintiffs and Ligand Pharmaceuticals, Inc. et al., In re Ligand Pharmaceuticals Inc. Derivative Litigation, Superior Court of California, County of San Diego, dated as of September 19, 2006, approved by Order dated October 12, 2006.

10.46(31)	Loan Agreement by and between Ligand Pharmaceuticals Incorporated and King Pharmaceuticals, 303 Inc. dated as of October 12, 2006.

10.47(29)	Letter Agreement by and between Ligand and King Pharmaceuticals, Inc. effective as of December 29, 2006.

10.48(29)	Amendment Number 1 to Purchase Agreement, Contract Sales Force Agreement and Confidentiality Agreement by and between Ligand and King Pharmaceuticals, Inc. effective as of November 30, 2006.

10.49(28)	Purchase Agreement and Escrow Instructions by and between Nexus Equity VI, LLC, a California Limited Liability Company, and Ligand Pharmaceuticals Incorporated, a Delaware Corporation and Slough Estates USA Inc., a Delaware corporation dated October 25, 2006.

10.50(31)	2006 Employee Severance Plan dated as of October 4, 2006.

10.51(31)	Form of Letter Agreement regarding Change of Control Severance Benefits between the Company and its officers.

10.52(29)	Letter Agreement by and between the Company and John L. Higgins dated as of January 10, 2007.

Exhibit Number	Description
10.53(30)	Amendment Number 2 to Purchase Agreement, by and between the Company and King Pharmaceuticals, Inc. effective as of February 26, 2007.

10.54(32)	Letter Agreement by and between the Company and John P. Sharp dated as of March 30, 2007. (Filed as Exhibit 10.1).

10.55(33)	Form of Executive Officer Change in Control Severance Agreement. (Filed as Exhibit 10.1).

10.56(35)	Sublease Agreement between the Company and eBIOSCIENCE, INC., effective as of December 13, 2007. (Filed as Exhibit 10.1).

10.57(37)	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under the Company’s 2002 Stock Incentive Plan. (Filed as Exhibit 10.318).

10.58(37)	Form of Amendment to Restricted Stock Agreement for executive officers other than Chief Executive Officer. (Filed as Exhibit 10.319).

10.59(37)	Amendment to Restricted Stock Agreement between the Company and John L. Higgins. (Filed as Exhibit 10.320).

10.60(47)	Collaboration and License Agreement, dated as of July 9, 2003 and effective August 8, 2003, between Pharmacopeia, Inc. and Schering-Plough Ltd. (with certain confidential portions omitted).

10.61(47)	Collaboration and License Agreement, dated as of July 9, 2003 and effective August 8, 2003, between Pharmacopeia, Inc. and Schering Corporation (with certain confidential portions omitted).

10.62(39)	Amendment No. 1, dated July 27, 2006, to the Collaboration and License Agreements, effective as of July 9, 2003, between (i) Pharmacopeia, Inc. and Schering Corporation and (ii) Pharmacopeia, Inc. and Schering-Plough Ltd. (Filed as Exhibit 10.1).

10.63(47)	Lease, dated August 20, 2003, between Pharmacopeia, Inc. and Eastpark at 8A (Building 1000).

10.64(40)	Amendment to Lease, dated September 10, 2007, between Eastpark at 8A and Pharmacopeia, Inc. (Building 1000). (Filed as Exhibit 10.1).

10.65(47)	Lease, dated August 20, 2003, between Pharmacopeia, Inc. and Eastpark at 8A (Building 3000).

10.66(40)	Amendment to Lease, dated April 18, 2007, between Eastpark at 8A and Pharmacopeia, Inc. (Building 3000). (Filed as Exhibit 10.2).

10.67(41)	License Agreement, dated as of March 27, 2006, between Pharmacopeia, Inc. and Bristol-Myers Squibb Company (Filed as Exhibit 10.2).

10.68(42)	Collaboration and License Agreement between Pharmacopeia, Inc. and Cephalon, Inc., dated May 18, 2006. (Filed as Exhibit 10.1).

10.69(43)	License Agreement, amended and restated as of July 1, 2003, among The Trustees of Columbia University in the City of New York, Cold Spring Harbor Laboratory and Pharmacopeia, Inc. (Filed as Exhibit 10.2).

10.70(44)	Collaboration and License Agreement, amended and restated effective as of February 8, 2007, between Pharmacopeia, Inc. and N.V. Organon. (Filed as Exhibit 10.1).

10.71(45)	License Agreement, dated October 11, 2007, between Bristol-Myers Squibb Company and Pharmacopeia, Inc. (Filed as Exhibit 10.45).

Exhibit Number	Description
10.72(38)	Contingent Value Rights Agreement, dated December 23, 2008, among the Company, Pharmacopeia, Inc. and Mellon Investor Services LLC. (Filed as Exhibit 10.1).

10.73(37)	Amended and Restated Severance Plan, dated December 20, 2008, of the Company. (Filed as Exhibit 10.2).

10.74(46)	Settlement Agreement and Mutual Release of all Claims, by and between the Company and The Salk Institute for Biological Studies, dated as of September 2, 2008 (Filed as Exhibit 10.316).

10.75(47)	License Agreement, dated of December 17, 2008, between the Company and SmithKline Beecham Corporation, doing business as GlaxoSmithKline (with certain confidential portions omitted) (Filed as Exhibit 10.346).

10.76(48)	Settlement Agreement and Mutual Release, by and between the Company and The Rockefeller University, dated as of February 11, 2009 (Filed as Exhibit 10.318).

10.77(49)	Exclusive Patent License Agreement, by and between Glycomed, Inc., a wholly owned subsidiary of the Company and ParinGenix Inc, dated as of June 18, 2009 (Filed as Exhibit 10.321).

10.78(49)	Amended and Restated Director Compensation and Stock Ownership Policy, effective as of April 16, 2009 (Filed as Exhibit 10.322).

10.79(50)	Research Collaboration Termination Agreement, between the Company and N.V. Organon, dated as of July 29, 2009 (Filed as Exhibit 10.323).

10.80(51)	Lease, between the Company and HCP TPSP, LLC, dated August 7, 2009 (Filed as Exhibit 10.321).

10.81(51)	Lease Termination Agreement, between the Company and TPSC IX, LLC, dated August 7, 2009 (Filed as Exhibit 10.322).

10.82(53)	H3 Contingent Value Rights Agreement (Filed as Exhibit 10.3).

10.83(53)	Merck Contingent Value Rights Agreement (Filed as Exhibit 10.4).

10.84(58)	Collaborative Research Agreement and License and Royalty Agreement between Neurogen Corporation and Pfizer Inc, dated as of January 1, 1992 (Filed as Exhibit 10.35) (File No. 000-18311).

10.85(59)	Collaborative Research Agreement and License and Royalty Agreement between Neurogen Corporation and Pfizer Inc, dated as of July 1, 1994 (Filed as Exhibit 10.1) (File No. 000-18311).

10.86(60)	Collaboration and License Agreement and Screening Agreement between Neurogen Corporation and Schering-Plough Corporation (Filed as Exhibit 10.1) (File No. 000-18311).

10.87(61)	Collaborative Research Agreement between Neurogen Corporation and Pfizer dated as of November 1, 1995 (Filed as Exhibit 10.1) (File No. 000-18311).

10.88(61)	Development and Commercialization Agreement between Neurogen Corporation and Pfizer dated as of November 1, 1995 (Filed as Exhibit 10.2) (File No. 000-18311).

10.89(62)	Collaboration and License Agreement dated as of November 24, 2003 between Neurogen Corporation and Merck Sharp & Dohme Limited (Filed as Exhibit 10.43) (File No. 000-18311).

10.90(62)	Stock Purchase Agreement dated as of November 24, 2003 between Neurogen Corporation and Merck Sharp & Dohme Limited (Filed as Exhibit 10.43) (File No. 000-18311).

Exhibit Number	Description
10.91(63)	TR Beta Contingent Value Rights Agreement, dated January 27, 2010, among the Company, Metabasis Therapeutics, Inc., David F. Hale and Mellon Investor Services LLC. (Filed as Exhibit 10.2).

10.92(63)	Glucagon Contingent Value Rights Agreement, dated January 27, 2010, among the Company, Metabasis Therapeutics, Inc., David F. Hale and Mellon Investor Services LLC. (Filed as Exhibit 10.3).

10.93(63)	General Contingent Value Rights Agreement, dated January 27, 2010, among the Company, Metabasis Therapeutics, Inc., David F. Hale and Mellon Investor Services LLC. (Filed as Exhibit 10.4).

10.94(69)	Amendment of “General” Contingent Value Rights Agreement, dated January 26, 2011 [original agreement was dated January 27, 2010] (filed as Exhibit 10.1).

10.95(64)	Purchase and Sale Agreement, dated May 18, 2010, between the Company and The Genaera Liquidating Trust (Filed as Exhibit 10.1).

10.96(65)	Purchase Agreement, dated May 20, 2010, between the Company and Biotechnology Value Fund, L.P., on its own behalf and on behalf of Biotechnology Valude Fund II, L.P. and Investment 10, L.L.C. (Filed as Exhibit 10.1).

10.97(66)	Asset Purchase Agreement, dated as of July 30, 2010, between Wyeth LLC, Pharmacopeia, Inc. and the Company (Filed as Exhibit 10.1).

10.98(68)	Contingent Value Rights Agreement, by and among the Company, CyDex Pharmaceuticals, Inc., and Allen K. Roberson and David Poltack, acting jointly as Shareholders’ Representative, dated January 14, 2011 (Filed as Exhibit 10.2).

10.99(68)	Loan and Security Agreement, by and among the Company, its subsidiaries and Oxford Finance Corporation, dated January 24, 2011 (Filed as Exhibit 10.3).

10.100(71)	Supply Agreement, dated December 20, 2002, between CyDex and Hovione LLC, Hovione FarmaCiencia S.A., Hovione Pharmascience Limited, and Hovione International Limited (with certain confidential portions omitted)

10.101(71)	First Amendment to the Supply Agreement, dated July 29, 2005, between CyDex and Hovione LLC, Hovione FarmaCiencia S.A., Hovione Pharmascience Limited, and Hovione International Limited (with certain confidential portions omitted)

10.102(71)	2nd Amendment to the Supply Agreement of December 20, 2002 and amended July 29, 2005, dated March 1, 2007, between CyDex and Hovione LLC, Hovione FarmaCiencia S.A., Hovione Pharmascience Limited, and Hovione International Limited

10.103(71)	3rd Amendment to the Supply Agreement of December 20, 2002 and amended July 29, 2005 and March 1, 2007, dated January 25, 2008, between CyDex and Hovione LLC, Hovione FarmaCiencia S.A., Hovione Pharmascience Limited, and Hovione International Limited (with certain confidential portions omitted)

10.104(71)	4th Amendment to the Supply Agreement of December 20, 2002 and amended July 29, 2005, March 1, 2007, and January 25, 2008, amended September 28, 2009 between CyDex and Hovione LLC, Hovione FarmaCiencia S.A., Hovione Pharmascience Limited, and Hovione International Limited (with certain confidential portions omitted)

10.105(71)	License Agreement, dated September 3, 1993, between CyDex and The University of Kansas (with certain confidential portions omitted)

Exhibit Number	Description
10.106(71)	Second Amendment to the License Agreement of September 3, 1993, dated August 4, 2004, between CyDex and The University of Kansas (with certain confidential portions omitted)

10.107(71)	Exclusive License Agreement, dated June 4, 1996, between Pfizer, Inc. and CyDex (with certain confidential portions omitted)

10.108(71)	Nonexclusive License Agreement, dated June 4, 1996, between Pfizer, Inc. and CyDex (with certain confidential portions omitted)

10.109(71)	Addendum to Nonexclusive License Agreement of June 4, 1996, dated December 11, 2001, between CyDex and Pfizer, Inc. (with certain confidential portions omitted)

10.110(71)	Acknowledgement agreement, dated March 3, 2008, between CyDex and The University of Kansas (with certain confidential portions omitted)

10.111(71)	License Agreement, dated January 4, 2006, between CyDex and Prism Pharmaceuticals (with certain confidential portions omitted)

10.112(71)	Amendment to License Agreement, dated May 12, 2006 between CyDex and Prism Pharmaceuticals (with certain confidential portions omitted)

10.113(71)	Supply Agreement, dated March 5, 2007, between CyDex and Prism Pharmaceuticals (with certain confidential portions omitted)

10.114(71)	License and Supply Agreement, dated October 12, 2005 between CyDex and Proteolix, Inc. (with certain confidential portions omitted)(Filed as Exhibit 10.22)(File No. 000-28298)

10.115(72)	Amendment to General Contingent Value Rights Agreement of January 27, 2010, dated January 27, 2011 among the Company, Metabasis Therapeutics, Inc., David F. Hale and Mellon Investor Services LLC. (Filed as Exhibit 10.1)

10.116(73)	License Agreement, dated March 24, 2011 by and between the Company and Chiva Pharmaceuticals, Inc. (Filed as Exhibit 10.23)

10.117(74)	Loan and Security Agreement, by and between Ligand Pharmaceuticals Incorporated and Square 1 Bank, dated March 31, 2011 (Filed as Exhibit 10.23)

10.118(75)	First Amendment to Loan and Security Agreement, by and between Ligand Pharmaceuticals Incorporated and Square 1 Bank, dated April 29, 2011 (Filed as Exhibit 10.1)

10.119(75)	First Amendment to Loan and Security Agreement, by and between Ligand Pharmaceuticals Incorporated and Oxford Finance LLC, dated April 29, 2011 (Filed as Exhibit 10.2)

10.120(76)	License Agreement, by and between CyDex and the Medicines Company, dated June 1, 2011 (with certain confidential portions omitted) (Filed as Exhibit 10.25)

10.121(76)	Supply Agreement, by and between CyDex and the Medicines Company, dated June 1, 2011 (with certain confidential portions omitted) (Filed as Exhibit 10.26)

10.122(76)	Supply Agreement dated June 13, 2011 by and between CyDex and Merck (with certain confidential portions omitted) (Filed as Exhibit 10.27)

10.123(77)	First Amendment to License Agreement between the Company and Chiva Pharmaceuticals, Inc. dated as of August 31, 2011 (Filed as Exhibit 10.1)

10.124(78)	Lease Agreement, dated September 5, 2011 between the Company and ARE-SD Region No. 24, LLC. (Filed as Exhibit 10.1)

Exhibit Number	Description
10.125(78)	License Agreement, dated September 5, 2011 between the Company and ARE-3535/3565 General Atomics Court, LLC (Filed as Exhibit 10.2)

10.126(77)	Amendment to Lease Agreement dated November 1, 2011 between the Company and HCP TPSP, LLC (Filed as Exhibit 10.4)

10.127(79)	Letter Agreement, dated September 29, 2011, between the Company and Biotechnology Value Fund, L.P. (Filed as Exhibit 10.1)

10.128(77)	License Agreement, dated October 7, 2011, between the Company and Chiva Pharmaceuticals, Inc. (with certain confidential portions omitted) (Filed as Exhibit 10.6)

10.129(77)	License Agreement, dated October 13, 2011, between CyDex and SAGE Therapeutics, Inc. (with certain confidential portions omitted) (Filed as Exhibit 10.7)

10.130(80)	Joinder and Second Amendment, dated October 28, 2011, by and among the Company, its subsidiaries and Oxford Finance LLC

10.131†(80)	License Agreement, dated December 16, 2011, between CyDex and Eli Lilly and Company (with certain confidential portions omitted)

10.132†(80)	Supply Agreement, dated December 16, 2011, between CyDex and Eli Lilly and Company (with certain confidential portions omitted)

10.133†(80)	License and Supply Agreement, dated December 22, 2011 between CyDex and Hospira, Inc. (with certain confidential portions omitted)

10.134(80)	Fourth Amendment to Loan and Security Agreement, by and among the Company, its subsidiaries and Oxford Finance LLC

14.1(18)	Code of Business Conduct and Ethics.

21.1(80)	Subsidiaries of Registrant.

23.1	Consent of independent registered public accounting firm-Grant Thornton LLP

24.1	Power of Attorney (See page 103).

31.1	Certification by Principal Executive Officer, Pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer, Pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification by Principal Executive Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification by Principal Financial Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1**

The following financial information from the Company’s Annual Report on Form 10-K/A for the period ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, “(iii) Consolidated Statements of Stockholders’ Equity (Deficit) and Comprehensive Income (Loss),” (iv) Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

†	Confidential treatment has been granted for portions of this exhibit.

*	These certifications are being furnished solely to accompany this annual report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of Somaxon Pharmaceuticals, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.
(1)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Registration Statement on Form S-4 (No. 333-58823) filed on July 9, 1998.
(2)	This exhibit was previously filed as part of and is hereby incorporated by reference to same numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 1999.
(3)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004.
(4)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Registration Statement on Form S-1 (No. 33-47257) filed on April 16, 1992 as amended.
(5)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Registration Statement on Form S-1/S-3 (No. 33-87598 and 33-87600) filed on December 20, 1994, as amended.
(6)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 1998.
(7)	This exhibit was previously filed as part of and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 1999.
(8)	This exhibit was previously filed as part of, and are hereby incorporated by reference to the same numbered exhibit filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 1993.
(9)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 1994.
(10)	This exhibit was previously filed, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 1995.
(11)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Quarterly report on Form 10-Q for the period ended June 30, 1996.
(12)	This exhibit was previously filed as part of, and are hereby incorporated by reference to the same numbered exhibit filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.
(13)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2002.
(14)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002.
(15)	This exhibit was previously filed as part of, and are hereby incorporated by reference to the same numbered exhibit filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.
(16)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2003.

(17)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2003.
(18)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.
(19)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2004.
(20)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on November 14, 2005.
(21)	This exhibit was previously filed as part of, and are hereby incorporated by reference to the same numbered exhibit filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
(22)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Registration Statement on Form S-1 (no. 333-131029) filed on January 13, 2006 as amended.
(23)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with an Amendment to the Company’s Registration Statement on Form S-1 (No. 333-1031029) filed on February 10, 2006.
(24)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2006.
(25)	This exhibit was previously filed as part of, and is being incorporated by reference to the numbered exhibit filed with the Company’s Current Report Form 8-K filed on September 11, 2006.
(26)	This exhibit was previously filed as part of, and is being incorporated by reference to the numbered exhibit filed with the Company’s Current Report Form 8-K filed on September 12, 2006.
(27)	This exhibit was previously filed as part of, and is being incorporated by reference to the numbered exhibit filed with the Company’s Current Report Form 8-K filed on October 17, 2006.
(28)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on October 31, 2006.
(29)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on January 5, 2007.
(30)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on February 28, 2007.
(31)	This exhibit was previously filed as part of, and are hereby incorporated by reference to the same numbered exhibit filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
(32)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on May 4, 2007.
(33)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on August 22, 2007.
(34)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on December 6, 2007.
(35)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on December 19, 2007.
(36)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on September 26, 2008.
(37)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Annual Report on Form 10-K for the period ended December 31, 2007.
(38)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Pharmacopeia, Inc.’s Current Report on Form 8-K filed on May 3, 2004.
(39)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Pharmacopeia, Inc.’s Current Report on Form 8-K filed on August 2, 2006.

(40)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Pharmacopeia, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2007.
(41)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Pharmacopeia, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2006.
(42)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Pharmacopeia, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2006.
(43)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Pharmacopeia, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2005.
(44)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Pharmacopeia, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2007.
(45)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Pharmacopeia, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007.
(46)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Pharmacopeia, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2008.
(47)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Annual Report on Form 10-K for the period ended December 31, 2008.
(48)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2009.
(49)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2009.
(50)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2009.
(51)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on August 11, 2009.
(52)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on August 24, 2009.
(53)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on December 24, 2009.
(54)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on December 17, 2009.
(55)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on December 1, 2009.
(56)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on November 6, 2009.
(57)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on October 28, 2009.
(58)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with Neurogen Corporation’s Annual Report on Form 10-K for the period ended December 31, 1991.
(59)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with Neurogen Corporation’s Quarterly Report on Form 10-Q for the period ended June 30, 1994.

(60)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with Neurogen Corporation’s Current Report on Form 8-K filed on July 28, 1995.
(61)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with Neurogen Corporation’s Current Report on Form 8-K filed on November 1, 1995.
(62)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with Neurogen Corporation’s Annual Report on Form 10-K for the period ended December 31, 2003.
(63)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on January 28, 2010.
(64)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on May 24, 2010.
(65)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2010.
(66)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2010.
(67)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on November 19, 2010.
(68)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on January 26, 2011.
(69)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on January 31, 2011.
(70)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with Onyx Pharmaceuticals, Inc.’s Annual Report on Form 10-K for the period ended December 31, 2009.
(71)	This exhibit was previously filed as part of, and are hereby incorporated by reference to the same numbered exhibit filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.
(72)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on January 31, 2011.
(73)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended March 31 30, 2011.
(74)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on April 4, 2011.
(75)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on April 29, 2011.
(76)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2011.
(77)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2011.
(78)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on September 9, 2011.
(79)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on September 30, 2011.
(80)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Annual Report on Form 10-K filed on February 23, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIGAND PHARMACEUTICALS INCORPORATED

By:	/S/ JOHN L. HIGGINS
John L. Higgins,
President and Chief Executive Officer

Date: November 14, 2012

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

Signature	Title	Date

/s/ JOHN L. HIGGINS John L. Higgins	President, Chief Executive Officer and Director (Principal Executive Officer)	November 14, 2012

/s/ JOHN P. SHARP John P. Sharp	Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	November 14, 2012

/s/ JASON M. ARYEH Jason M. Aryeh	Director	November 14, 2012

/s/ TODD C. DAVIS Todd C. Davis	Director	November 14, 2012

/s/ DAVID M. KNOTT David M. Knott	Director	November 14, 2012

/s/ JOHN W. KOZARICH John W. Kozarich	Director	November 14, 2012

/s/ JOHN L. LAMATTINA John L. LaMattina	Director	November 14, 2012

/s/ SUNIL PATEL Sunil Patel	Director	November 14, 2012

/s/ STEPHEN L. SABBA Stephen L. Sabba	Director	November 14, 2012