Form 10-Q/A
period 2012-03-31
LIGAND PHARMACEUTICALS INC
filed 2012-11-14
CIK 886163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

Mark One

☒ Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period From                      to                      .

Commission File Number: 001-33093

LIGAND PHARMACEUTICALS

INCORPORATED

(Exact name of registrant as specified in its charter)

Delaware	77-0160744
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11119 North Torrey Pines Road, Suite 200 La Jolla, CA	92037
(Address of principal executive offices)	(Zip Code)

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

EXPLANATORY NOTE

Ligand Pharmaceuticals Incorporated (“the Company”) is filing this Amendment No. 1 on Form 10-Q/A (“Amended Form 10-Q/A”) to its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012 (the “Original Form 10-Q”), which was originally filed with the Securities and Exchange Commission (“SEC”) on May 4, 2012 (the “Original Filing Date”) to restate the Company’s unaudited condensed consolidated financial statements for the three month periods ended March 31, 2012 and 2011 and amend related disclosures in Management’s Discussion and Analysis of financial condition and results of operations.

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

As a result, the Company is filing this Amended Form 10-Q to amend Part 1. “Financial Statements” and Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” to reflect the following:

•

Decrease (increase) in contingent liabilities for the three-month period ended March 31, 2012 has been decreased by $0.3 million to $0.5 million from $0.8 million and decrease (increase) in contingent liabilities for the three-month period ended March 31, 2011 has been increased by $0.6 million to $(2.3) million from $(1.7) million;

•	Income tax benefit for the three-month period ended March 31, 2011 has been increased by $0.1 million to $13.7 million from $13.6 million;

•

Loss from continuing operations for the three-month period ended March 31, 2012 has been increased by $0.2 million to $0.7 million, or $0.04 per share, from $0.5 million, or $0.03 per share and income from continuing operations for the three-month period ended March 31, 2011 has been decreased by $0.4 million to $9.6 million, or $0.49 per share, from $10.0 million, or $0.51 per share;

•

Goodwill at March 31, 2012 has been decreased by $2.7 million to $12.2 million from $14.9 million, intangible assets have been increased by $0.8 million to $57.7 million from $56.9 million, deferred income taxes have decreased by $0.3 million to $2.4 million from $2.7 million and long-term portion of contingent liabilities has decreased by $0.8 million to $9.8 million from $10.6 million and goodwill at December 31, 2011 has been decreased by $2.7 million to $12.2 million from $14.9 million, intangible assets has been increased by $0.9 million to $58.3 million from $57.4 million, deferred income taxes have decreased by $0.3 million to $2.2 million from $2.5 million and long-term portion of contingent liabilities at December 31, 2011 has decreased by $1.0 million to $10.4 million from $11.4 million; and

•	Contingent liabilities now includes amounts relating to contingent value rights and other acquired contingent liabilities.

For convenience of the reader, the Quarterly Report on Form 10-Q/A sets forth the Original Filing, as amended, in its entirety. This Amended Form 10-Q/A also includes currently-dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amended Form 10-Q has not modified or updated the information in the Original Form 10-Q, except as necessary to reflect the effects of the restatement, which took into consideration subsequent information about conditions that existed at March 31, 2012. This Amended Form 10-Q continues to speak as of the dates described herein, and the disclosures contained in the Original Form 10-Q do not reflect any events that occurred subsequent to the Original Filing Date.

Information not affected by the restatement is unchanged and reflects the disclosures made as of the Original Filing Date. In particular, forward-looking statements included in this Amended Form 10-Q that have not been affected by the restatement represent management’s views as of the Original Filing Date. Such forward-looking statements should not be assumed to be accurate as of any future date. Accordingly, this Amended Form 10-Q should be read in conjunction with our subsequent filings with the SEC, as information in such filings may update or supersede certain information contained in this Amended Form 10-Q.

The financial information previously disclosed in the Company’s unaudited interim condensed consolidated financial statements previously included in the Company’s Quarterly Reports on Form 10-Q for the three months ended March 31, 2012 and 2011 should not be relied upon.

LIGAND PHARMACEUTICALS INCORPORATED

QUARTERLY REPORT

FORM 10-Q

*	No information provided due to inapplicability of item.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

LIGAND PHARMACEUTICALS INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31 2012	December 31, 2011
	(Unaudited) (Restated)	(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$9,777	$7,041
Short-term investments	1,517	10,000
Accounts receivable	1,992	6,110
Inventory	1,345	1,301
Deferred income taxes	237	237
Other current assets	2,778	1,344
Current portion of co-promote termination payments receivable	5,898	6,197

Total current assets	23,544	32,230
Restricted cash and investments	1,341	1,341
Property and equipment, net	375	455
Intangible assets, net	57,744	58,326
Goodwill	12,238	12,238
Long-term portion of co-promote termination payments receivable	14,226	15,255
Other assets	563	738

Total assets	$110,031	$120,583

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$7,893	$11,065
Accrued liabilities	4,143	5,054
Current portion of contingent liabilities	2,449	6,879
Bank line of credit	1,500	10,000
Current portion of note payable	1,436	—
Current portion of co-promote termination liability	5,898	6,197
Current portion of lease exit obligations	3,160	3,208
Current portion of deferred revenue	727	1,240

Total current liabilities	27,206	43,643
Long-term portion of note payable	26,435	20,286
Long-term portion of co-promote termination liability	14,226	15,255
Long-term portion of deferred revenue, net	3,370	3,466
Long-term portion of lease exit obligations	7,716	8,367
Deferred income taxes	2,372	2,230
Long-term portion of contingent liabilities	9,787	10,419
Other long-term liabilities	388	388

Total liabilities	91,500	104,054

Commitments and contingencies
Common stock subject to conditional redemption; 0 and 112,371 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	—	8,344

Stockholders’ equity (deficit):
Common stock, $0.001 par value; 33,333,333 shares authorized; 20,852,523 and 20,682,506 shares issued at March 31, 2012 and December 31, 2011, respectively	21	21
Additional paid-in capital	741,889	732,676
Accumulated other comprehensive income	—	—
Accumulated deficit	(681,099)	(682,232)
Treasury stock, at cost; 1,118,222 shares at March 31, 2012 and December 31, 2011	(42,280)	(42,280)

Total stockholders’ equity (deficit)	18,531	8,185

Total liabilities and stockholders’ equity (deficit)	$110,031	$120,583

See accompanying notes.

LIGAND PHARMACEUTICALS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except share data)

	Three Months Ended
	March 31,
	2012	2011
	(Restated)	(Restated)
Revenues:
Royalties	$3,060	$1,993
Material sales	667	1,019
Collaborative research and development and other revenues	1,909	884

Total revenues	5,636	3,896

Operating costs and expenses:
Cost of sales	155	525
Research and development	2,817	1,986
General and administrative	3,503	3,445
Lease exit and termination costs	(74)	(151)

Total operating costs and expenses	6,401	5,805

Accretion of deferred gain on sale leaseback	—	426

Loss from operations	(765)	(1,483)

Other income (expense):
Interest income	17	37
Interest expense	(792)	(423)
Decrease (increase) in contingent liabilities	513	(2,288)
Other, net	254	48

Total other income (expense), net	(8)	(2,626)

Loss before income taxes	(773)	(4,109)
Income tax benefit (expense)	35	13,730

Income (loss) from continuing operations	(738)	9,621

Discontinued operations:
Gain on sale of AVINZA Product Line before income taxes	2,048	—
Gain on sale of Oncology Product Line before income taxes	—	4
Income tax benefit (expense) on discontinued operations	(177)	—

Discontinued operations	1,871	4

Net income:	$1,133	$9,625

Basic and diluted per share amounts:
Income (Loss) from continuing operations	$(0.04)	$0.49
Discontinued operations	0.10	—

Net income	$0.06	$0.49

Weighted average number of common shares-basic and diluted	19,709,078	19,623,249

See accompanying notes.

LIGAND PHARMACEUTICALS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	(Restated) 2012	(Restated) 2011
Net income	$1,133	$9,625
Unrealized net (loss) on available-for-sale securities	—	(26)

Comprehensive income	$1,133	$9,599

LIGAND PHARMACEUTICALS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2012	2011
	(Restated)	(Restated)
Operating activities
Net income (loss)	$1,133	$9,625
Less: gain from discontinued operations	1,871	4

Income (loss) from continuing operations	(738)	$9,621
Adjustments to reconcile net income (loss) to net cash used in operating activities, including effects of business acquired:
Non-cash change in estimated fair value of contingent liabilities	(513)	2,288
Accretion of deferred gain on sale leaseback	—	(426)
Depreciation and amortization	678	564
Non-cash lease costs	—	(90)
Loss (gain) on asset write-offs	(10)	—
Realized loss (gain) on investment	(17)	(23)
Stock-based compensation	709	452
Deferred income taxes	(35)	(14,053)
Other	85	29
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	4,118	1,024
Inventory	(44)	(1,797)
Other current assets	(462)	4,605
Other long term assets	175	460
Accounts payable and accrued liabilities	(3,506)	(970)
Other liabilities	—	(800)
Deferred revenue	(609)	27

Net cash provided by (used in) operating activities of continuing operations	(169)	911
Net cash (used in) operating activities of discontinued operations	(200)	—

Net cash provided by (used in) operating activities	(369)	911

Investing activities
Acquisition of CyDex, net of cash acquired	—	(32,024)
Payments to CVR holders	(4,549)	—
Purchases of property, equipment and building	(19)	(5)
Proceeds from sale of property, and equipment and building	13	—
Purchases of short-term investments	—	(5,000)
Proceeds from sale of short-term investments	8,500	13,888
Other, net	—	(28)

Net cash provide by (used in) investing activities of continuing operations	3,945	(23,169)
Net cash provided by investing activities of discontinued operations	—	—

Net cash provided by (used in) investing activities	3,945	(23,169)

Financing activities
Proceeds from issuance of debt	7,500	25,000
Repayment of debt	(8,500)	—
Proceeds from issuance of common stock, net	160	—
Share repurchases	—	(55)

Net cash provided by (used in) financing activities of continuing operations	(840)	24,945

Net cash provided by (used in) financing activities	(840)	24,945

Net increase in cash and cash equivalents	2,736	2,687
Cash and cash equivalents at beginning of period	7,041	3,346

Cash and cash equivalents at end of period	$9,777	$6,033

Supplemental Disclosure of cash flow information
Interest paid	$631	$321
Taxes paid	17	27

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

The Company has incurred significant losses since its inception. At March 31, 2012, the Company’s accumulated deficit was $681.1 million and the Company had negative working capital of $3.7 million. Based on management’s plans, including expense reductions, if necessary, the Company believes its currently available cash, cash equivalents, and short-term investments as well as its current and future royalty, license and milestone revenues will be sufficient to satisfy its anticipated operating and capital requirements through at least the next twelve months. The Company’s future operating and capital requirements will depend on many factors, including, but not limited to: the pace of scientific progress in its research and development programs; the potential success of these programs; the scope and results of preclinical testing and clinical trials; the time and costs involved in obtaining regulatory approvals; the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims; competing technological and market developments; the amount of royalties on sales of the commercial products of its partners; the efforts of its collaborative partners; obligations under its operating lease agreements; and the capital requirements of any companies the Company previously acquired, including Pharmacopeia, Inc. (“Pharmacopeia”), Neurogen Corporation (“Neurogen”), Metabasis Therapeutics, Inc. (“Metabasis”) and CyDex Pharmaceuticals, Inc. (“CyDex”). Management’s plans and efforts may not fully address any significant adverse impact from any or all of these factors and the Company may be required to obtain additional financing, which may not be available at acceptable terms, or at all.

Principles of Consolidation

The condensed consolidated financial statements include the Company’s wholly owned subsidiaries, Seragen, Inc. (“Seragen”), Nexus Equity VI LLC (“Nexus”), Pharmacopeia, Neurogen, Metabasis and CyDex. All significant intercompany accounts and transactions have been eliminated in consolidation.

Basis of Presentation

The Company’s accompanying unaudited consolidated condensed financial statements as of March 31, 2012 and for the three months ended March 31, 2012 and 2011 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. Our consolidated condensed balance sheet at December 31, 2011 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations of Ligand Pharmaceuticals Incorporated, and our subsidiaries have been included. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. These financial statements should be read in conjunction with the consolidated financial statements and notes therein included in the Company’s Amended report on Form 10-K/A for the year ended December 31, 2011.

As discussed in Note 11, the Company has restated its previously issued condensed consolidated financial statements as of March 31, 2012 and December 31, 2011 and for the three months ended March 31, 2012 and 2011.

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

The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2012	2011
	(Restated)	(Restated)
Net income (loss) from continuing operations	$(738)	$9,621
Net income from discontinued operations	1,871	4

Net income	$1,133	$9,625

Shares used to compute basic and diluted income per share	19,709,078	19,623,249
Basic and diluted per share amounts:
Income (loss) from continuing operations	$(0.04)	$0.49
Income from discontinued operations	0.10	—

Net income	$0.06	$0.49

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

Income Taxes

The Company recognizes liabilities or assets for the deferred tax consequences of temporary differences between the tax bases of assets or liabilities and their reported amounts in the financial statements. These temporary differences will result in taxable or deductible amounts in future years when the reported amounts of the assets or liabilities are recovered or settled. A valuation allowance is established when management determines that it is more likely than not that all or a portion of a deferred tax asset will not be realized. Management evaluates the realizability of its net deferred tax assets on a quarterly basis and valuation allowances are provided, as necessary. During this evaluation, management reviews its forecasts of income in conjunction with other positive and negative evidence surrounding the realizability of its deferred tax assets to determine if a valuation allowance is required. Adjustments to the valuation allowance will increase or decrease the Company’s income tax provision or benefit. Management also applies the relevant guidance to determine the amount of income tax expense or benefit to be allocated among continuing operations, discontinued operations, and items charged or credited directly to stockholders’ equity. The Company recorded an income tax benefit of $ 35,000 and $13.7 million for the three months ended March 31, 2012 and 2011, respectively. The income tax benefit for the three months ended March 31, 2012 relates to losses from continuing operations which may be used to offset income from discontinued operations. Additionally, the Company recorded income tax expense from discontinued operations of $0.2 million. The income tax benefit for the three months ended March 31, 2011 relates to the Company’s acquisition of CyDex in January 2011. For financial statement purposes, the Company recorded the acquired Cydex intangible assets of approximately $62.2 million. For tax purposes, the Company is required to carry over the historic tax basis of the assets and liabilities of Cydex. In accordance with ASC Topic 805, the Company established net deferred tax assets and liabilities of approximately $15 million. As a result of the ability to recognize deferred tax assets for these deferred tax liabilities, the Company released valuation allowances against its deferred tax assets resulting in an income tax benefit of $13.7 million for the three months ended March 31, 2011.

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

Goodwill and Other Identifiable Intangible Assets

Goodwill and other identifiable intangible assets consist of the following (in thousands):

	March 31,	December 31,
	2012	2011
	(Restated)	(Restated)
Acquired in-process research and development	$13,036	$13,036
Complete technology	15,227	15,227
Trade name	2,642	2,642
Customer relationships	29,600	29,600
Goodwill	12,238	12,238

	72,743	72,743
Accumulated amortization	(2,761)	(2,179)

	$69,982	$70,564

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

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	March 31,	December 31,
	2012	2011
Compensation	$604	$1,806
Legal	439	355
Other	3,100	2,893

	$4,143	$5,054

Other Long-Term Liabilities

Other long-term liabilities consist of the following (in thousands):

	March 31,	December 31,
	2012	2011
Deposits	$388	$388

	$388	$388

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

Under the terms of the agreement, the Company paid $32.0 million to the CyDex shareholders and issued a series of Contingent Value Rights (“CVR’s”). Additionally, the Company assumed contingent liabilities for future milestones due to license holders. The Company paid $4.3 million in January 2012 and may be required to pay up to an additional $11.5 million upon achievement of certain clinical and regulatory milestones to the CyDex CVR holders and former license holders. In addition, the Company will pay CyDex shareholders, for each respective year from 2011 through 2016, 20% of all CyDex-related revenue, but only to the extent that and beginning only when CyDex-related revenue for such year exceeds $15.0 million; plus an additional 10% of all CyDex-related revenue recognized during such year, but only to the extent that and beginning only when aggregate CyDex-related revenue for such year exceeds $35.0 million. The Company paid $0.3 million to the CyDex shareholders in March 2012 for 20% of all 2011 CyDex-related revenue in excess of $15 million.

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

At the closing of the acquisition, the Company recorded a $17.6 million contingent liability for amounts potentially due to holders of the CyDex CVRs and former license holders. The initial fair value of the liability was determined using a discounted cash flow analysis incorporating the estimated future cash flows from potential milestones and revenue sharing. These cash flows were then discounted to present value using a discount rate of 21.6%. The liability will be periodically assessed based on events and circumstances related to the underlying milestones, and the change in fair value will be recorded in the Company’s consolidated statements of operations. The carrying amount of the liability may fluctuate significantly and actual amounts paid under the agreements may be materially different than the carrying amount of the liability. The fair value of the liability at March 31, 2012 was $11.5 million.

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

(Restated)
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

The Company has allocated $47.5 million to identified intangible assets with definite lives as follows: complete technology $15.2 million, trademark and trade name $2.6 million and customer relationships $29.6 million. The valuation of the complete technology, or CyDex’s CAPTISOL technology, was based on a derivative of the discounted cash flow method that estimated the present value of a hypothetical royalty stream derived via the licensing of similar technology. These projected cash flows were then discounted to present value using a discount rate of 20.5%. The valuation of the trademark and trade name was based on the Relief from Royalty method using royalty rates paid in third-party licensing agreements involving similar trade names. These projected cash flows were then discounted to present value using a discount rate of 20.5%. The valuation of the customer relationships was based on a discounted cash flow analysis incorporating the estimated future cash flows from these relationships during their assumed life of 20 years. These cash flows were then discounted to present value using a discount rate of 21.5%.

Had the merger with CyDex been completed as of the beginning of 2011, the Company’s pro forma results for the three months ended March 31, 2011 would have been as follows:

(in thousands, except per share data)	2011
(Restated)
Revenue	$4,085
(Loss) from operations	(756)
Net income	10,216
Basic and diluted earnings per share:
Continuing operations	$0.52
Discontinued operations	$0.00
Net income	$0.52
Basic and diluted weighted average shares	19,623

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

3. Financial Instruments

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including available-for-sale fixed income and equity securities and other equity securities. The following table provides a summary of the assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2012 (in thousands):

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(Restated)			(Restated)
Assets:
Short-term investments	$1,517	$1,517	$—	$—
Liabilities:
Current portion of liability for contingent liabilities - CyDex	$2,449	$—	$—	$2,449
Liability for contingent value rights - Metabasis	—	—	—	—
Liability for contingent value rights – Neurogen	700	—	—	700
Contingent liabilities - CyDex	9,087	—	—	9,087

Total liabilities	$12,236	$—	$—	$12,236

The following table provides a summary of the assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2011 (in thousands):

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(Restated)			(Restated)
Assets:
Short-term investments	$10,000	$10,000	$—	$—
Liabilities:
Current portion of contingent liabilities - CyDex	$6,879	$—	$—	$6,879
Liability for contingent value rights - Metabasis	1,068	1,068	—	—
Liability for contingent value rights - Neurogen	700	—	—	700
Contingent liabilities - CyDex	8,651	—	—	8,651

Total liabilities	$17,298	$1,068	$—	$16,230

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

	Ligand	CyDex	Total
	(Restated)	(Restated)	(Restated)
For the three months Ended March 31, 2012:
Net revenues from external customers	$4,101	$1,535	$5,636
Operating profit (loss)	(314)	(451)	(765)
Depreciation and amortization expense	72	606	678
Income tax expense (benefit) from continuing operations	(35)	—	(35)
Income tax expense from discontinuing operations	177		177
Interest expense	792	—	792
Assets	78,728	31,303	110,031

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

11. Restatement of Financial Statements

The Company restated its previously issued condensed consolidated financial statements as of March 31, 2012 and for the three months ended March 31, 2012 and 2011, to correct errors in the calculation of certain contingent liabilities related to the acquisition of CyDex. Specifically, the initial fair value of contingent liabilities was overstated by $1.6 million resulting in an initial overstatement of goodwill by $2.7 million, an understatement of the income tax benefit of $0.1 million, an overstatement of the deferred tax liability of $0.3 million, and an understatement of intangible assets of $0.9 million. As of March 31, 2012, goodwill was overstated by $2.7 million, intangible assets were understated by $0.9 million, long-term portion of contingent liabilities was overstated by $0.8 million and deferred income taxes were overstated by $0.3 million. As of December 31, 2011, goodwill was overstated by $2.7 million, intangible assets were understated by $0.9 million, long-term portion of contingent liabilities was overstated by $1.0 million and deferred income taxes was overstated by $0.3 million. For the three months ended March 31, 2012, decrease (increase) in contingent liabilities decreased $0.3 million from $0.8 million to $0.5 million and loss from continuing operations increased $0.01 per share from $0.03 per share to $0.04 per share. For the three months ended March 31, 2011, decrease (increase) in contingent liabilities increased $0.6 million from $1.7 million to $2.3 million and income tax benefit increased $0.1 million from $13.6 million to 13.7 million. Income from continuing operations for the three months ended March 31, 2011 decreased $0.02 per share from $0.51 to $0.49.

Contingent liabilities, in the accompanying balance sheets now includes amounts relating to contingent value rights and other acquired contingent liabilities. The statement of cash flows has been adjusted for the restatements for the three months ended March 31, 2012 and 2011. The only impact on the statement of cash flows is the change in the non-cash impact of contingent liabilities. The impact of the restatement as of March 31, 2012 and December 31, 2011 and for the periods ended March 31, 2012 and 2011 are described in the table below:

	March 31, 2012		December 31, 2011
	As previously reported	As Restated	As previously reported	As Restated
Balance sheet data:
Goodwill	$14,894	$12,238	$14,894	$12,238
Intangible assets, net	56,855	57,744	57,437	58,326
Total assets	111,798	110,031	122,350	120,583
Long-term portion of contingent liabilities	10,550	9,787	11,433	10,419
Deferred income taxes	2,664	2,372	2,522	2,230
Total liabilities	92,555	91,500	105,360	104,054
Accumulated deficit	(680,387)	(681,099)	(681,771)	(682,232)

	Three Months Ended March 31, 2012		Three Months Ended March 31, 2011
	As Previously Reported	As Restated	As Previously Reported	As Restated
Statement of Operations data:
Decrease (increase) in contingent liabilities	$764	$513	$(1,736)	$(2,288)
Income tax benefit from continuing operations	—	—	13,585	13,730
Net Income	1,384	1,133	10,032	9,621
Basic and diluted earnings per share:
Income (loss) from continuing operations	$(0.03)	$(0.04)	$0.51	$0.49
Net Income	0.07	0.06	0.51	0.49
Weighted average number of common shares-basic	19,709	19,709	19,623	19,623
Weighted average number of common shares-diluted	19,709	19,709	19,623	19,623

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

Three Months Ended March 31, 2012 and 2011

Total revenues for the three months ended March 31, 2012 were $5.6 million compared to $3.9 million for the same period in 2011. We reported a loss from continuing operations of $0.7 million compared to income from continuing operations of $9.6 million for the three months ended March 31, 2012 and 2011, respectively.

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

Change in Contingent Liabilities

We recorded a decrease in contingent liabilities of $0.5 million for the three months ended March 31, 2012, compared to an increase in contingent liabilities of $2.3 million for the three months ended March 31, 2011. The decrease for the three months ended March 31, 2012 relates to a decrease in our liability for amounts potentially due to holders of CVRs associated with our Metabasis acquisition, partially offset by an increase in the liability for amounts due to CyDex CVR holders and other former license holders associated with our CyDex acquisition. The increase for the three months ending March 31, 2011 relates to our liability for amounts potentially due to holders of CVRs associated with our Metabasis acquisition. The initial fair value of the liability was determined using quoted market prices of Metabasis common stock in active markets. The liability is subsequently marked-to-market at each reporting period based upon the quoted market prices of the underlying CVR, and the change in fair value is recorded in our consolidated statements of operations. The carrying amount of the liability may fluctuate significantly based upon quoted market prices and actual amounts paid under the CVR agreements may be materially different than the carrying amount of the liability.

Other, net

We recorded other income of $0.3 million compared to $48,000 for the three months ending March 31, 2012 and 2011, respectively. Other income for 2012 primarily relates to income related to the release of obligations previously recorded associated with the acquisition of CyDex.

Income Taxes

We recorded an income tax benefit of $35,000 and $13.7 million for the three months ended March 31, 2012 and 2011, respectively. The income tax benefit for the three months ended March 31, 2012 relates to losses from continuing operations which may be used to offset income from discontinued operations. The income tax benefit for the three months ended March 31, 2011 relates to the release of a portion of our valuation allowance against deferred tax assets which can be used to offset deferred tax liabilities recorded in connection with our acquisition of CyDex in January 2011.

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

Income Taxes

We recorded an income tax expense of $0.1 million for income taxes related to discontinued operations for the three months ended March 31, 2012. The income tax expense relates to income recognized as a result of changes in certain estimates of liabilities. We did not record any provision for income taxes for the period ending March 31, 2011 as we did not realize any taxable income from discontinued operations.

Liquidity and Capital Resources

We have financed our operations through offerings of our equity securities, borrowings from long-term debt, issuance of convertible notes, product sales and the subsequent sales of our commercial assets, royalties, collaborative research and development and other revenues, capital and operating lease transactions.

We have incurred significant losses since inception. At March 31, 2012, our accumulated deficit was $681.1 million and we had negative working capital of $3.7 million. We believe that cash flows from operations will improve due to consistent CAPTISOL® sales, an increase in royalty revenues driven primarily from continued increases in PROMACTA sales, as well as anticipated new license and milestone revenues. In the event revenues and operating cash flows do not meet expectations, management plans to reduce discretionary expenses. However, it is possible that we may be required to seek additional financing. There can be no assurance that additional financing will be available on terms acceptable to management, or at all. We believe our available cash, cash equivalents, and short-term investments as well as our current and future royalty, license and milestone revenues will be sufficient to satisfy our anticipated operating and capital requirements, through at least the next twelve months. Our future operating and capital requirements will depend on many factors, including, but not limited to: the pace of scientific progress in our research and development programs; the potential success of these programs; the scope and results of preclinical testing and clinical trials; the time and costs involved in obtaining regulatory approvals; the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims; competing technological and market developments; the amount of royalties on sales of the commercial products of our partners; the efforts of our collaborative partners; obligations under our operating lease agreements; and the capital requirements of any companies we acquire, including Pharmacopeia, Inc. (“Pharmacopeia”), Neurogen Corporation (“Neurogen”), Metabasis Therapeutics, Inc. (“Metabasis”) and CyDex Pharmaceuticals, Inc. (“CyDex”). Our ability to achieve our operational targets is dependent upon our ability to further implement our business plan and generate sufficient operating cash flow.

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

In connection with the acquisition of CyDex Pharmaceuticals, Inc. on January 24, 2011, we issued a series of Contingent Value Rights (“CVR”). We paid the CVR holders $4.3 million in January 2012 and may be required to pay up to an additional $11.5 million upon achievement of certain clinical and regulatory milestones to the CyDex CVR holders and former license holders. In 2011, $0.9 million was paid to the CyDex Shareholders upon completion of a licensing agreement with The Medicines Company for the CAPTISOL enabled Intravenous formulation of Clopidogrel. An additional $2 million was paid to the CyDex Shareholders upon acceptance by the FDA of the New Drug Application submitted by Onyx. In addition, we will pay CyDex shareholders, for each respective year from 2011 through 2016, 20% of all CyDex-related revenue, but only to the extent that and beginning only when CyDex-related revenue for such year exceeds $15.0 million; plus an additional 10% of all CyDex-related revenue recognized during such year, but only to the extent that and beginning only when aggregate CyDex-related revenue for such year exceeds $35.0 million. The Company paid $0.3 million to the CyDex shareholders in March 2012 for 20% of all 2011 CyDex-related revenue in excess of $15 million.

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

The cash used for the three months ended March 31, 2012 reflects net income of $1.1 million, adjusted by $1.9 million of gain from discontinued operations, net of income tax expense and $0.9 million of non-cash items to reconcile the net income to net cash used in opearations. These reconciling items primarily reflect stock based compensation of $0.7 million and depreciation of $0.7 million offset by the change in estimated fair value of contingent liabilities of $0.5 million. The cash used during the three months ended March 31, 2012 is further impacted by changes in operating assets and liabilities due primarily to a decrease in deferred revenue of $0.6 million, accounts payable and accrued liabilities $3.5 million, and other current assets $0.5 million, partially offset by a decrease in accounts receivable of $4.1 million. Cash used in operating activities for the three months ended March 31, 2012 of $0.2 million related to discontinued operations.

The cash generated for the three months ended March 31, 2011 reflects net income of $9.6 million, adjusted by $4,000 of gain from discontinued operations and $11.3 million of non-cash items to reconcile the net income to net cash used in operations. These reconciling items primarily reflect the change in estimated fair value of contingent liabilities of $2.3 million, depreciation and amortization of $0.6 million and stock-based compensation of $0.5 million, partially offset by accretion of deferred gain on the sale leaseback of the building of $0.4 million and non-cash lease costs of $0.1 million. The cash generated during the three months ended March 31, 2011 is further impacted by changes in operating assets and liabilities due primarily to deferred income taxes of $14.1 million, an increase in other liabilities of $0.8 million, an increase in inventory of $1.8 million and a decrease in accounts payable and accrued liabilities of $1.0 million, partially offset by decreases in other current assets of $4.6 million, accounts receivable of $1.0 million and other long term assets of $0.5 million. None of the cash provided by operating activities for the three months ended March 31, 2011 related to discontinued operations.

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

In connection with the acquisition of Metabasis Therapeutics on January 27, 2010, Metabasis security holders received CVRs under four CVR agreements. The CVRs entitle the holders to cash payments upon the sale or licensing of certain assets and upon the achievement of specified milestones. The fair value of the liability at March 31, 2012 and December 31, 2011 was $0 and $1.1 million, respectively.

In connection with the acquisition of CyDex Pharmaceuticals, Inc. on January 24, 2011, we issued a series of Contingent Value Rights. We paid the CVR holders $4.3 million in January 2012 and may be required to pay up to an additional $11.5 million upon achievement of certain clinical and regulatory milestones to the CyDex CVR holders and former license holders. In 2011, $0.9 million was paid to the CyDex Shareholders upon completion of a licensing agreement with The Medicines Company for the CAPTISOL enabled Intravenous formulation of Clopidogrel. An additional $2 million was paid to the CyDex Shareholders upon acceptance by the FDA of Onyx’s NDA. In addition, we will pay CyDex shareholders, for each respective year from 2011 through 2016, 20% of all CyDex-related revenue, but only to the extent that and beginning only when CyDex-related revenue for such year exceed $15.0 million; plus an additional 10% of all CyDex-related revenue recognized during such year, but only to the extent that and beginning only when aggregate CyDex-related revenue for such year exceeds $35.0 million. We paid $0.3 million to the CyDex shareholders in March 2012 related to 2011 CyDex-related revenue. The estimated fair value of the contingent liability associated with the CyDex acquisition at March 31, 2012 was $11.5 million.

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

As a result of material weaknesses in our internal control over financial reporting relating to the accounting for significant non-routine transactions, and the controls over the determination of fair value of contingent liabilities our management has reassessed the effectiveness of our disclosure controls and procedures and have determined that our disclosure controls and procedures were not effective as of March 31, 2012. Despite the material weaknesses in our internal control, management believes no material inaccuracies or omissions of fact exist in this quarterly report.

Remediation Plan. As a result of the material weaknesses associated with acquisition-related accounting, we have added a corporate controller to our finance and accounting staff. While we had processes to identify and intelligently apply accounting standards to complex transactions, we did not have adequate numbers of highly skilled accountants to provide for a detail analysis, documentation and review of the acquisition of CyDex, which closed on January 24, 2011. Additionally, we plan to enhance our controls over the determination of the fair value of contingent liabilities by including a formal review of mathematical calculations and completeness of such calculations. These material weaknesses prevented us from properly reporting the financial information for previous interim and annual periods, and we have filed restated 10-Q and 10-K reports for the applicable periods. Management will continue to review and make necessary changes to the overall design of its internal control environment, as well as to policies and procedures to improve the overall effectiveness of internal control over financial reporting.

The material weaknesses will not be remediated until the applicable remedial procedures are tested and management has concluded that the procedures and controls are operating effectively.

Changes in Internal Controls. Except as described above, there have been no changes during the last fiscal quarter in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We were founded in 1987. We have incurred significant losses since our inception. As of March 31, 2012, our accumulated deficit was $681.1 million.

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

As described in Item 4, we identified material weaknesses as a result of improper accounting for significant non-routine transactions and the controls over the determination of fair value of contingent liabilities. Management has determined that the material weaknesses were a result of inadequate staffing and review processes. As a result of these material weaknesses, we have added a corporate controller to our finance and accounting staff. While we had processes to identify and apply accounting standards to complex transactions, we enhanced these processes with the addition of a resource with the ability to research and understand the nuances of complex accounting standards. Additionally, we plan to enhance our controls over the determination of the fair value of contingent liabilities by including a formal review of mathematical calculations and completeness of such calculations. Given the material weaknesses, management determined that we did not maintain effective internal control over financial reporting. The existence of one or more material weaknesses or significant deficiencies could result in future errors in our consolidated financial statements. Substantial costs and resources may be required to rectify any internal control deficiencies. If we fail to achieve and maintain the adequacy of our internal controls in accordance with applicable standards, we may be unable to conclude on an ongoing basis that we have effective internal controls over financial reporting. If we cannot produce reliable financial reports, our business and financial condition could be harmed, investors could lose confidence in our reported financial information, or the market price of our stock could decline significantly. In addition, our ability to obtain additional financing to operate and expand our business, or obtain additional financing on favorable terms, could be materially and adversely affected, which, in turn, could materially and adversely affect our business, our financial condition and the market value of our securities. Moreover, our reputation with customers, lenders, investors, securities analysts and others may be adversely affected.

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

Date: November 14, 2012	By:	/s/ John P. Sharp
John P. Sharp
Vice President, Finance and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description

2.1(1)	Agreement and Plan of Merger, by and among the Company, Pharmacopeia, Inc., Margaux Acquisition Corp. and Latour Acquisition, LLC, dated as of September 24, 2008 (Filed as Exhibit 2.1).

2.2(2)	Agreement and Plan of Merger, by and among the Company, Neurogen Corporation and Neon Signal, LLC, dated as of August 23, 2009 (Filed as Exhibit 10.1).

2.3(3)	Amendment to Agreement and Plan of Merger, by and among the Company, Neurogen Corporation, and Neon Signal, LLC, dated September 18, 2009 (Filed as Exhibit 10.1).

2.4(3)	Amendment No. 2 to Agreement and Plan of Merger, by and among the Company, Neurogen Corporation, and Neon Signal, LLC, dated November 2, 2009 (Filed as Exhibit 10.2).

2.5(4)	Amendment No. 3 to Agreement and Plan of Merger, by and among the Company, Neurogen Corporation, and Neon Signal, LLC, dated December 17, 2009 (Filed as Exhibit 10.1).

2.6(5)	Certificate of Merger for acquisition of Neurogen Corporation (Filed as Exhibit 2.1).

2.7(6)	Agreement and Plan of Merger, dated as of October 26, 2009, by and among the Company, Metabasis Therapeutics, Inc., and Moonstone Acquisition, Inc (Filed as Exhibit 10.1).

2.8(7)	Amendment to Agreement and Plan of Merger, by and among the Company, Metabasis Therapeutics, Inc., Moonstone Acquisition, Inc., and David F. Hale as Stockholders’ Representative, dated November 25, 2009 (Filed as Exhibit 10.1).

2.9(8)	Certificate of Merger for acquisition of Metabasis Therapeutics, Inc. dated January 27, 2010 (Filed as Exhibit 2.1).

2.10(9)	Certificate of Merger, dated and filed January 24, 2011 (Filed as Exhibit 2.1).

2.11(9)	Agreement and Plan of Merger, by and among the Company, CyDex Pharmaceuticals, Inc., and Caymus Acquisition, Inc., dated January 14, 2011 (Filed as Exhibit 10.1).

3.1(10)	Amended and Restated Certificate of Incorporation of the Company (Filed as Exhibit 3.1).

3.2(10)	Bylaws of the Company, as amended (Filed as Exhibit 3.3).

3.3(11)	Amended Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Company (Filed as Exhibit 3.3).

3.4(12)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company dated June 14, 2000 (Filed as Exhibit 3.5).

3.5(13)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company dated September 30, 2004 (Filed as Exhibit 3.6).

3.6(14)	Amendment of the Bylaws of the Company dated November 8, 2005 (Filed as Exhibit 3.1).

3.7(15)	Amendment of Bylaws of the Company dated December 4, 2007 (Filed as Exhibit 3.1).

4.1(16)	Specimen stock certificate for shares of Common Stock of the Company.

4.4(17)	2006 Preferred Shares Rights Agreement, by and between the Company and Mellon Investor Services LLC, dated as of October 13, 2006 (Filed as Exhibit 4.1).

10.1†(18)	Sublicense Agreement between the Company, Pharmacopeia, Inc. and Retrophin LLC dated as of February 16, 2012.

31.1	Certification by Principal Executive Officer, Pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description

31.2	Certification by Principal Financial Officer, Pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification by Principal Executive Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification by Principal Financial Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1**

The following financial information from the Company’s Quarterly Report on Form 10-Q/A, formatted in XBRL

(eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

†	Confidential treatment has been granted for portions of this exhibit.

(1)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on September 26, 2008.

(2)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on August 24, 2009.

(3)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on November 6, 2009

(4)	This exhibit was previously filed as part of, and is being incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on December 17, 2009.

(5)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on December 24, 2009.

(6)	This exhibit was previously filed as part of, and is being incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on October 28, 2009.

(7)	This exhibit was previously filed as part of, and is being incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on December 1, 2009.

(8)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on January 28, 2010.

(9)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on January 26, 2011.

(10)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Registration Statement on Form S-4 (No. 333-58823) filed on July 9, 1998.

(11)	This exhibit was previously filed as part of and is hereby incorporated by reference to same numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 1999.

(12)	This exhibit was previously filed as part of, and are hereby incorporated by reference to the numbered exhibit filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

(13)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004.

(14)	This exhibit was previously filed as part of, and is being incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on November 14, 2005.

(15)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on December 6, 2007.

(16)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Registration Statement on Form S-1 (No. 33-47257) filed on April 16, 1992 as amended.

(17)	This exhibit was previously filed as part of, and is being incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on October 17, 2006.

(18)	This exhibit was previously filed as part of, and is being incorporated by reference to the numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q filed on May 4, 2012.

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of Ligand Pharmaceuticals, Incorporated, whether made before or after the date hereof, regardless of any general incorporation language in such filing. Signed originals of these certifications have been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.