Form 10-Q/A
period 2012-06-30
LIGAND PHARMACEUTICALS INC
filed 2012-11-14
CIK 886163

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

EXPLANATORY NOTE

Ligand Pharmaceuticals Incorporated (“the Company”) is filing this Amendment No. 1 on Form 10-Q/A (“Amended Form 10-Q/A”) to its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012 (the “Original Form 10-Q”), which was originally filed with the Securities and Exchange Commission (“SEC”) on August 8, 2012 (the “Original Filing Date”) to restate the Company’s unaudited condensed consolidated financial statements for the three and six- month periods ended June 30, 2012 and 2011 and amend related disclosures in Management’s Discussion and Analysis of financial condition and results of operations.

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

As a result, the Company is filing this Amended Form 10-Q to amend Part 1. “Financial Statements” and Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” to reflect the following:

•

Decrease (increase) in contingent liabilities for the three-month period ended June 30, 2012 has been increased by $0.3 million to $(1.4) million from $(1.2) million and decrease (increase) in contingent liabilities for the three-month period ended June 30, 2011 has been increased by $0.5 million to $1.2 million from $0.7 million;

•

Decrease (increase) in contingent liabilities for the six-month period ended June 30, 2012 has been increased by $0.5 million to $(0.9) million from $(0.4) million and decrease (increase) in contingent liabilities for the six-month period ended June 30, 2011 has been increased by $0.06 million to $(1.12) million from ($1.06) million;

•	Income tax benefit for the six-month period ended June 30, 2011 has been increased by $0.1 million to $13.5 million from $13.4 million;

•

Loss from continuing operations for the three-month period ended June 30, 2012 has been increased by $0.3 million to $4.3 million, or $0.22 per share, from $4.1 million, or $0.20 per share and loss from continuing operations for the three-month period ended June 30, 2011 has been decreased by $0.5 million to $0.4 million, or $0.02 per share, from $0.9 million, or $0.05 per share;

•

Loss from continuing operations for the six-month period ended June 30, 2012 has been increased by $0.5 million to $5.1 million, or $0.26 per share, from $4.6 million, or $0.23 per share and income from continuing operations for the six-month period ended June 30, 2011 has been increased by $0.1 million to $9.2 million, or $0.47 per share from $9.1 million, or $0.46 per share;

•

Goodwill at June 30, 2012 has been decreased by $2.7 million to $12.2 million from $14.9 million, intangible assets have been increased by $0.9 million to $57.2 million from $56.3 million, deferred income taxes have been decreased by $0.3 million to $2.5 million from $2.8 million and current portion of contingent liabilities has been increased by $0.4 million to $4.1 million from $3.7 million, and long-term portion of contingent liabilities has decreased by $0.9 million to $9.5 million from $10.4 million and goodwill at December 31, 2011 has been decreased by $2.7 million to $12.2 million from $14.9 million, intangible assets has been increased by $0.9 million to $58.3 million from $57.4 million, deferred income taxes have decreased by $0.3 million to $2.2 million from $2.5 million and long-term portion of contingent liabilities at December 31, 2011 has decreased by $1.0 million to $10.4 million from $11.4 million; and

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

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amended Form 10-Q has not modified or updated the information in the Original Form 10-Q, except as necessary to reflect the effects of the restatement, which took into consideration subsequent information about conditions that existed at June 30, 2012. This Amended Form 10-Q continues to speak as of the dates described herein, and the disclosures contained in the Original Form 10-Q do not reflect any events that occurred subsequent to the Original Filing Date.

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

The financial information previously disclosed in the Company’s unaudited interim condensed consolidated financial statements previously included in the Company’s Quarterly Reports on Form 10-Q for the three and six months ended June 30, 2012 and 2011 should not be relied upon.

LIGAND PHARMACEUTICALS INCORPORATED

QUARTERLY REPORT

FORM 10-Q

*	No information provided due to inapplicability of item.

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

LIGAND PHARMACEUTICALS INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2012	December 31, 2011
	(Unaudited)
	(Restated)	(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$8,885	$7,041
Short-term investments	1,500	10,000
Accounts receivable	817	6,110
Inventory	2,698	1,301
Deferred income taxes	237	237
Other current assets	2,025	1,344
Current portion of co-promote termination payments receivable	4,934	6,197

Total current assets	21,096	32,230
Restricted cash and investments	1,341	1,341
Property and equipment, net	644	455
Intangible assets, net	57,162	58,326
Goodwill	12,238	12,238
Long-term portion of co-promote termination payments receivable	9,822	15,255
Other assets	524	738

Total assets	$102,827	$120,583

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,746	$11,065
Accrued liabilities	4,228	5,054
Current portion of contingent liabilities	4,140	6,879
Bank line of credit	1,500	10,000
Current portion of note payable	5,806	—
Current portion of co-promote termination liability	4,934	6,197
Current portion of lease exit obligations	3,054	3,208
Current portion of deferred revenue	412	1,240

Total current liabilities	30,820	43,643
Long-term portion of note payable	22,211	20,286
Long-term portion of co-promote termination liability	9,822	15,255
Long-term portion of deferred revenue, net	2,722	3,466
Long-term portion of lease exit obligations	7,355	8,367
Deferred income taxes	2,520	2,230
Long-term portion of contingent liabilities	9,511	10,419
Other long-term liabilities	388	388

Total liabilities	85,349	104,054

Commitments and contingencies
Common stock subject to conditional redemption; 0 and 112,371 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	—	8,344

Stockholders’ equity
Common stock, $0.001 par value; 33,333,333 shares authorized; 20,904,962 and 20,682,506 shares issued at June 30, 2012 and December 31, 2011, respectively	21	21
Additional paid-in capital	743,365	732,676
Accumulated other comprehensive income	—	—
Accumulated deficit	(683,628)	(682,232)
Treasury stock, at cost; 1,118,222 shares at June 30, 2012 and December 31, 2011	(42,280)	(42,280)

Total stockholders’ equity	17,478	8,185

Total liabilities and stockholders’ equity	$102,827	$120,583

See accompanying notes.

LIGAND PHARMACEUTICALS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(Restated)	(Restated)	(Restated)	(Restated)
Revenues:
Royalties	$2,983	$2,172	$6,043	$4,165
Material sales	1,665	2,984	2,332	4,034
Collaborative research and development and other revenues	1,094	2,307	3,003	3,160

Total revenues	5,742	7,463	11,378	11,359

Operating costs and expenses:
Cost of sales	435	1,623	590	2,148
Research and development	2,850	3,237	5,668	5,223
General and administrative	3,940	3,855	7,442	7,299
Lease exit and termination costs	247	(16)	173	(168)

Total operating costs and expenses	7,472	8,699	13,873	14,502

Accretion of deferred gain on sale leaseback	—	426	—	851

Loss from operations	(1,730)	(810)	(2,495)	(2,292)

Other income (expense):
Interest expense, net	(847)	(674)	(1,622)	(1,063)
Decrease (increase) in contingent liabilities	(1,415)	1,171	(902)	(1,117)
Other, net	2	32	256	82

Total other income (expense), net	(2,260)	529	(2,268)	(2,098)

Loss before income taxes	(3,990)	(281)	(4,763)	(4,390)
Income tax benefit (expense)	(338)	(141)	(303)	13,589

Income (loss) from continuing operations	(4,328)	(422)	(5,066)	9,199

Discontinued operations:
Gain on sale of AVINZA Product Line before income taxes	1,608	—	3,656	—
Gain on sale of Oncology Product Line before income taxes	—	—	—	4
Income tax benefit on discontinued operations	191	—	14	—

Discontinued operations	1,799	—	3,670	4

Net income (loss):	$(2,529)	$(422)	$(1,396)	$9,203

Basic and diluted per share amounts:
Income (Loss) from continuing operations	$(0.22)	$(0.02)	$(0.26)	$0.47
Discontinued operations	0.09	—	0.19	—

Net income (loss)	$(0.13)	$(0.02)	$(0.07)	$0.47

Weighted average number of common shares-basic	19,749,266	19,650,260	19,728,852	19,623,249

Weighted average number of common shares-diluted	19,749,266	19,650,260	19,728,852	19,637,983

See accompanying notes.

LIGAND PHARMACEUTICALS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	(Restated)	(Restated)	(Restated)	(Restated)
	2012	2011	2012	2011
Net income (loss)	$(2,529)	$(422)	$(1,396)	$9,203
Unrealized net loss on available-for-sale securities	—	(5)	—	(31)

Comprehensive income (loss)	$(2,529)	$(427)	$(1,396)	$9,172

LIGAND PHARMACEUTICALS INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2012	2011
	(Restated)	(Restated)
Operating activities
Net income (loss )	$(1,396)	$9,203
Less: gain from discontinued operations	3,670	4

Income (loss) from continuing operations	$(5,066)	$9,199
Adjustments to reconcile net income (loss) to net cash used in operating activities, including effects of business acquired:
Non-cash change in contingent liabilities	902	1,117
Accretion of deferred gain on sale leaseback	—	(851)
Depreciation and amortization	1,340	1,349
Non-cash lease costs	—	(135)
Share-based compensation	2,103	1,696
Deferred income taxes	303	(13,735)
Other	221	109
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	5,293	1,157
Inventory	(305)	(179)
Other current assets	(683)	4,340
Other long term assets	214	570
Accounts payable and accrued liabilities	(3,651)	(8,918)
Other liabilities	—	(1,636)
Deferred revenue	(1,572)	(1,217)

Net cash used in operating activities of continuing operations	(901)	(7,134)
Net cash used in operating activities of discontinued operations	(200)	—

Net cash used in operating activities	(1,101)	(7,134)

Investing activities
Acquisition of CyDex, net of cash acquired	—	(32,024)
Payments to CVR holders	(4,549)	—
Purchases of property, equipment and building	(261)	(5)
Proceeds from sale of property, and equipment and building	13	—
Purchases of short-term investments	—	(10,000)
Proceeds from sale of short-term investments	8,500	19,346
Other, net	—	(33)

Net cash provided by (used in) investing activities	3,703	(22,716)

Financing activities
Proceeds from issuance of debt	7,500	30,000
Repayment of debt	(8,500)	—
Proceeds from issuance of common stock, net	242	—
Share repurchases	—	(55)

Net cash provided by (used in) financing activities	(758)	29,945

Net increase in cash and cash equivalents	1,844	95
Cash and cash equivalents at beginning of period	7,041	3,346

Cash and cash equivalents at end of period	$8,885	$3,441

Supplemental Disclosure of cash flow information
Interest paid	1,302	1,093
Taxes paid	15	27

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

The Company has incurred significant losses since its inception. At June 30, 2012, the Company’s accumulated deficit was $683.6 million and the Company had negative working capital of $9.7 million. Based on recent product approvals and regulatory developments, as well as management’s plans including expense reductions, if necessary, the Company believes its currently available cash, cash equivalents, and short-term investments as well as its current and future royalty, license and milestone revenues will be sufficient to satisfy its anticipated operating and capital requirements through at least the next twelve months. The Company’s future operating and capital requirements will depend on many factors, including, but not limited to: the pace of scientific progress in its research and development programs; the potential success of these programs; the scope and results of preclinical testing and clinical trials; the time and costs involved in obtaining regulatory approvals; the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims; competing technological and market developments; the amount of royalties on sales of the commercial products of its partners; the efforts of its collaborative partners; obligations under its operating lease agreements; and the capital requirements of any companies the Company previously acquired, including Pharmacopeia, Inc. (“Pharmacopeia”), Neurogen Corporation (“Neurogen”), Metabasis Therapeutics, Inc. (“Metabasis”) and CyDex Pharmaceuticals, Inc. (“CyDex”). Management’s plans and efforts may not fully address any significant adverse impact from any or all of these factors and the Company may be required to obtain additional financing, which may not be available at acceptable terms, or at all.

Principles of Consolidation

The condensed consolidated financial statements include the Company’s wholly owned subsidiaries, Seragen, Inc. (“Seragen”), Nexus Equity VI LLC (“Nexus”), Pharmacopeia, Neurogen, Metabasis and CyDex. All significant intercompany accounts and transactions have been eliminated in consolidation.

Basis of Presentation

The Company’s accompanying unaudited consolidated condensed financial statements as of June 30, 2012 and for the three and six months ended June 30, 2012 and 2011 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. The Company’s consolidated condensed balance sheet at December 31, 2011 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations of the Company, and its subsidiaries have been included. Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. These financial statements should be read in conjunction with the consolidated financial statements and notes therein included in the Company ’s Amended Report on Form 10-K/A for the year ended December 31, 2011.

As discussed in Note 12, the Company has restated its previously issued condensed consolidated financial statements as of June 30, 2012 and December 31, 2011 and for the three and six months ended June 30, 2012 and 2011.

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

The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Restated)	(Restated)	(Restated)	(Restated)
Net income (loss) from continuing operations	$(4,328)	$(422)	$(5,066)	$9,199
Net income from discontinued operations	1,799	—	3,670	4

Net income (loss)	(2,529)	(422)	(1,396)	9,203

Shares used to compute basic and diluted income per share	19,749,266	19,650,260	19,728,852	19,623,249
Dilutive potential common shares:
Restricted stock	—	—	—	14,734
Shares used to compute diluted income (loss) per share	19,749,266	19,650,260	19,728,852	19,637,983

Basic and diluted per share amounts:
Income (loss) from continuing operations	$(0.22)	$(0.02)	$(0.26)	$0.47
Income from discontinued operations	0.09	—	0.19	—

Net income (loss)	$(0.13)	$(0.02)	$(0.07)	$0.47

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

Goodwill and Other Identifiable Intangible Assets

Goodwill and other identifiable intangible assets consist of the following (in thousands):

	June 30, 2012	December 31, 2011
	(Restated)	(Restated)
Acquired in-process research and development	$13,036	$13,036
Complete technology	15,227	15,227
Trade name	2,642	2,642
Customer relationships	29,600	29,600
Goodwill	12,238	12,238

	72,743	72,743
Accumulated amortization	(3,343)	(2,179)

	$69,400	$70,564

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

Under the terms of the agreement, the Company paid $32.0 million to the CyDex shareholders and issued a series of Contingent Value Rights (“CVR’s”). Additionally, the Company assumed contingent liabilities for future milestones due to license holders. The contingent liabilities for amounts potentially due to CVR holders and former license holders was recorded at an initial fair value of $17.6 million. The initial fair value of the liability was determined using a discounted cash flow analysis incorporating the estimated future cash flows from potential milestones and revenue sharing. These cash flows were then discounted to present value using a discount rate of 21.6%. The liability will be periodically assessed based on events and circumstances related to the underlying milestones, and the change in fair value will be recorded in the Company’s consolidated statements of operations. The carrying amount of the liability may fluctuate significantly and actual amounts paid under the CVR agreements may be materially different than the carrying amount of the liability. The fair value of the liability at June 30, 2012 was $13.2 million.

The Company paid the CyDex shareholders $4.3 million in January 2012, $3.5 million in July 2012 and may be required to pay up to an additional $8.0 million upon achievement of certain clinical and regulatory milestones to the CyDex CVR holders and former license holders. In addition, the Company will pay CyDex shareholders, for each respective year from 2011 through 2016, 20% of all CyDex-related revenue, but only to the extent that and beginning only when CyDex-related revenue for such year exceeds $15.0 million; plus an additional 10% of all CyDex-related revenue recognized during such year, but only to the extent that and beginning only when aggregate CyDex-related revenue for such year exceeds $35.0 million. The Company paid $0.3 million to the CyDex shareholders in March 2012 for 20% of all 2011 CyDex-related revenue in excess of $15 million.

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

Had the merger with CyDex been completed as of the beginning of 2011, the Company’s pro forma results for the six months ended June 30, 2011 would have been as follows:

(in thousands, except per share data)	2011
(Restated)
Revenue	$11,548
Operating loss	(2,300)
Net income	9,179
Basic and diluted earnings per share:
Continuing operations	$0.47
Discontinued operations	—
Net income	$0.47
Basic and diluted weighted average shares	19,623

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

3. Financial Instruments

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including available-for-sale fixed income and equity securities and other equity securities. The following table provides a summary of the assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2012 (in thousands):

Fair Value Measurements at Reporting Date Using
	Total		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:	(Restated	)			(Restated	)
Short-term investments	$1,500		$1,500	$—	$—
Liabilities:
Current portion of contingent liabilities - CyDex	$4,140		$—	$—	$4,140
Liability for contingent value rights - Metabasis	—		—	—	—
Liability for contingent value rights - Neurogen	500		—	—	500
Contingent liabilities - CyDex	9,011		—	—	9,011

Total liabilities	$13,651		$—	$—	$13,651

The following table provides a summary of the assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2011 (in thousands):

Fair Value Measurements at Reporting Date Using
	Total		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:	(Restated	)			(Restated	)
Short-term investments	$10,000		$10,000	$—	$—
Liabilities:
Current portion of contingent liabilities - CyDex	$6,879		$—	$—	$6,879
Liability for contingent value rights - Metabasis	1,068		1,068	—	—
Liability for contingent value rights - Neurogen	700		—	—	700
Contingent liabilities - CyDex	8,651		—	—	8,651

Total liabilities	$17,298		$1,068	$—	$16,230

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

Balance Sheet Data:

	As of June 30, 2012
	Ligand	CyDex	Total
	(Restated)	(Restated)	(Restated)
Total Assets	$70,987	$31,840	$102,827

	As of December 31, 2011
	Ligand	CyDex	Total
	(Restated)	(Restated)	(Restated)
Total Assets	$111,437	$9,152	$120,583

Operating Data:

	For the three months Ended June 30, 2012
	Ligand	CyDex	Total
	(Restated)	(Restated)	(Restated)
Net revenues from external customers	$3,929	$1,813	$5,742
Operating loss	(1,514)	(245)	(1,730)
Depreciation and amortization expense	73	605	678
Income tax expense from continuing operations	338	—	338
Income tax benefit from discontinuing operations	191	—	191
Interest expense, net	847	—	847

	For the six months Ended June 30, 2012
	Ligand	CyDex	Total
	(Restated)	(Restated)	(Restated)
Net revenues from external customers	$8,030	$3,348	$11,378
Operating profit (loss)	(1,799)	(696)	(2,495)
Depreciation and amortization expense	128	1,212	1,340
Income tax expense (benefit) from continuing operations	303	—	303
Income tax expense from discontinuing operations	14	—	14
Interest expense	1,622	—	1,622

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

11. Subsequent Events

Through August 8, 2012, the Company issued, pursuant to an at-the-market registered public offering, 150,000 common shares at a weighted average price of $18.19 per share. Total net proceeds to the Company after underwriting discounts and expenses were approximately $2.6 million.

12. Restatement of Financial Statements

The Company restated its previously issued consolidated financial statements as of June 30, 2012 and for the three and six months ended June 30, 2012 and 2011, to correct errors in the calculation of certain contingent liabilities related to the acquisition of CyDex. Specifically, the initial fair value of contingent liabilities was overstated by $1.6 million resulting in an initial overstatement of goodwill by $2.7 million, an understatement of intangible assets of $0.9 million, an overstatement of deferred income tax liability of $0.3 million, and an understatement of the income tax benefit of $0.1 million. As of June 30, 2012, goodwill was overstated by $2.7 million, intangible assets were understated by $0.9 million, current portion of contingent liabilities was understated by $0.3 million, long-term portion of contingent liabilities was overstated by $0.9 million and deferred income taxes were overstated by $0.3 million. As of December 31, 2011, goodwill was overstated by $2.7 million, intangible assets were understated by $0.9 million, long-term portion of contingent liabilities was overstated by $1.0 million and deferred income taxes was overstated by $0.3 million. For the three months ended June 30, 2012, decrease (increase) in contingent liabilities increased $0.3 million from $1.1 million to $1.4 million and loss from continuing operations increased $0.02 per share from $0.20 per share to $0.22 per share. For the three months ended June 30, 2011, decrease (increase) in contingent liabilities increased $0.5 million from a decrease of $0.7 million to $1.2 million and loss from continuing operations decreased $0.03 per share from $0.05 to $0.02. For the six months ended June 30, 2012, decrease (increase) in contingent liabilities increased $0.5 million from $0.4 million to $0.9 million and loss from continuing operations increased $0.03 per share from $0.23 per share to $0.26 per share. For the six months ended June 30, 2011, income tax benefit from continuing operations increased $0.1 million from $13.4 million to $13.6 million, decrease (increase) in contingent liabilities increased $0.1 million from $1.1 million to $1.1 million and income from continuing operations increased $0.01 per share from $0.46 per share to $0.47 per share.

Contingent liabilities in the accompanying balance sheets now includes amounts relating to contingent value rights and other acquired contingent liabilities. The statement of cash flows has been adjusted for the restatements for the six months ended June 30, 2012 and 2011. The only impact on the statement of cash flows is the change in the non-cash impact of contingent liabilities.

The impact of the restatement as of June 30, 2012 and December 31, 2011 and for the periods ended June 30, 2012 and 2011 is described in the table below:

	June 30, 2012		December 31, 2011
	As previously reported	As Restated	As previously reported	As Restated
Balance sheet data:
Goodwill	$14,894	$12,238	$14,894	$12,238
Intangible assets, net	56,273	57,162	57,437	58,326
Total assets	104,594	102,827	122,350	120,583
Current portion of contingent liabilities	3,739	4,140	6,879	6,879
Long-term portion of contingent liabilities	10,413	9,511	11,433	10,419
Deferred income taxes	2,812	2,520	2,522	2,230
Total liabilities	86,142	85,349	105,360	104,054
Accumulated deficit	(682,654)	(683,628)	(681,771)	(682,232)

	Three Months Ended June 30, 2012		Three Months Ended June 30, 2011
	As Previously Reported	As Restated	As Previously Reported	As Restated
Statement of Operations data:
Decrease (increase) in contingent liabilities	$(1,153)	$(1,415)	$679	$1,171
Net Income (loss)	(2,267)	(2,529)	(914)	(422)
Basic and diluted earnings per share:
Income (loss) from continuing operations	$(0.20)	$(0.22)	$(0.05)	$(0.02)
Net Income (loss)	(0.11)	(0.13)	(0.05)	(0.02)
Weighted average number of common shares-basic	19,749	19,749	19,650	19,650
Weighted average number of common shares-diluted	19,749	19,749	19,650	19,650

	Six months ended June 30, 2012		Six months ended June 30, 2011
	As Previously Reported	As Restated	As Previously Reported	As Restated
Statement of Operations data:
Income tax benefit from continuing operations	$(303)	$(303)	$13,444	$13,589
Decrease (increase) in contingent liabilities	(389)	(902)	(1,057)	(1,117)
Net Income (loss)	(883)	(1,396)	9,118	9,203
Basic and diluted earnings per share:
Income (loss) from continuing operations	$(0.23)	$(0.26)	$0.46	$0.47
Net Income (loss)	$(0.04)	$(0.07)	$0.46	$0.47
Weighted average number of common shares-basic	19,729	19,729	19,623	19,623
Weighted average number of common shares-diluted	19,729	19,729	19,623	19,623

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

Results of Operations

Three and Six Months Ended June 30, 2012 and 2011

Total revenues for the three and six months ended June 30, 2012 were $5.7 million and $11.4 million compared to $7.5 million and $11.4 million for the same periods in 2011. We reported a loss from continuing operations of $4.3 million and $5.1 million for the three and six months ending June 30, 2012, compared to a loss from continuing operations of $0.4 million and income from continuing operations of $9.2 million for the three and six months ended June 30, 2011.

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

Change in contingent liabilities

We recorded an increase in contingent liabilities of $1.5 million and $0.9 million for the three and six months ended June 30, 2012, compared to a decrease in contingent liabilities of $1.2 million and an increase in contingent liabilities of $1.1 million for the three and six months ended June 30, 2011. The increase for the three months ended June 30, 2012 relates to an increase in the liability for amounts potentially due to holders of CVRs and other license holders associated with our CyDex acquisition, primarily due to the increased likelihood of approval of Kyprolis following an FDA advisory meeting, for which we owe CyDex CVR holders $3.5 million upon approval. Partially offsetting this increase, we recorded a decrease in our liability for amounts potentially due to shareholders associated with our Neurogen acquisition of $0.2 million. The increase of $0.9 million in our contingent liabilities for the six months ended June 30, 2012 is due to an increase in the liability for amounts potentially due to CyDex CVR holders and other license holders associated with our CyDex acquisition of $2.2 million, primarily due to the increased likelihood of approval of Kyprolis. Partially offsetting this increase, for the six months ended June 30, 2012, our liability for CVRs associated with our Metabasis acquisition decreased $1.1 million and our liability for CVRs associated with our Neurogen acquisition decreased $0.2 million.

The decrease in contingent liabilities of $1.2 million for the three months ended June 30, 2011 is due to a decrease in the liability for amounts potentially due to holders of CVRs associated with our Metabasis acquisition of $0.1 million and a decrease in the liability for amounts potentially due to holders of CVRs and other contractual obligations associated with our CyDex acquisition of $1.1 million. The increase in the contingent liabilities of $1.1 million for the six months ended June 30, 2011 is due to an increase in the liability for amounts potentially due to holders of CVRs associated with our Metabasis acquisition of $1.6 million, partially offset by a decrease in contingent liabilities associated with our CyDex acquisition of $0.5 million.

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

We have incurred significant losses since inception. At June 30, 2012, our accumulated deficit was $683.6 million and we had negative working capital of $9.7 million. We believe that cash flows from operations will improve due to consistent Captisol® sales, an increase in royalty revenues driven primarily from continued increases in Promacta sales, recent product approvals and regulatory developments as well as anticipated new license and milestone revenues. In the event revenues and operating cash flows do not meet expectations, management plans to reduce discretionary expenses. However, it is possible that we may be required to seek additional financing. There can be no assurance that additional financing will be available on terms acceptable to management, or at all. We believe our available cash, cash equivalents, and short-term investments as well as our current and future royalty, license and milestone revenues will be sufficient to satisfy our anticipated operating and capital requirements, through at least the next twelve months. Our future operating and capital requirements will depend on many factors, including, but not limited to: the pace of scientific progress in our research and development programs; the potential success of these programs; the scope and results of preclinical testing and clinical trials; the time and costs involved in obtaining regulatory approvals; the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims; competing technological and market developments; the amount of royalties on sales of the commercial products of our partners; the efforts of our collaborative partners; obligations under our operating lease agreements; and the capital requirements of any companies we acquire, including Pharmacopeia, Inc. (“Pharmacopeia”), Neurogen Corporation (“Neurogen”), Metabasis Therapeutics, Inc. (“Metabasis”) and CyDex Pharmaceuticals, Inc. (“CyDex”). Our ability to achieve our operational targets is dependent upon our ability to further implement our business plan and generate sufficient operating cash flow.

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

In connection with the acquisition of CyDex Pharmaceuticals, Inc. on January 24, 2011, we issued a series of Contingent Value Rights (“CVR”). We paid the CVR holders $4.3 million in January 2012 and may be required to pay up to an additional $8.0 million upon achievement of certain clinical and regulatory milestones to the CyDex CVR holders and other former license holders. In 2011, $0.9 million was paid to the CyDex Shareholders upon completion of a licensing agreement with The Medicines Company for the Captisol enabled Intravenous formulation of Clopidogrel. An additional $2 million was paid to the CyDex Shareholders upon acceptance by the FDA of the New Drug Application submitted by Onyx and an additional $3.5 million was paid upon approval by the FDA of Kyprolis for the potential treatment of patients with relapsed and refractory multiple myeloma. In addition, we will pay CyDex shareholders, for each respective year from 2011 through 2016, 20% of all CyDex-related revenue, but only to the extent that and beginning only when CyDex-related revenue for such year exceeds $15.0 million; plus an additional 10% of all CyDex-related revenue recognized during such year, but only to the extent that and beginning only when aggregate CyDex-related revenue for such year exceeds $35.0 million. We paid $0.3 million to the CyDex shareholders in March 2012 for 20% of all 2011 CyDex-related revenue in excess of $15 million. Pursuant to the CVR Agreement, the shareholders' representative on behalf of the former CyDex shareholders has recently filed a notice of objection with us regarding the calculation of payments due to the CyDex former shareholders for the first and second quarters of 2011. In addition, the shareholders' representative has claimed that we exceeded the $35 million financial indebtedness limitation contained in the CVR Agreement. We disagree with these claims and intend to work with the shareholders' representative to resolve the claims. If we and the shareholders' representative fail to agree, the claims may be resolved through arbitration.

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

The cash used for the six months ended June 30, 2012 reflects a net loss of $1.4 million, adjusted by $3.7 million of gain from discontinued operations and $4.9 million of non-cash items to reconcile the net loss to net cash used in operations. These reconciling items primarily reflect the non-cash change in the estimated fair value of contingent liabilities of $0.9 million, depreciation and amortization of $1.3 million, share-based compensation of $2.1 million, and the change in deferred income taxes of $0.3 million. The cash used during the six months ended June 30, 2012 is further impacted by changes in operating assets and liabilities due primarily to an increase in inventory of $0.3 million, a decrease in deferred revenue of $1.6 million, a decrease in accounts payable and accrued liabilities of $3.7 million, and an increase in other current assets of $0.7 million. Partially offset by decreases in accounts receivable of $5.3 million and other long term assets of $0.2 million. Cash used in operating activities of discontinued operations was $0.2 million for the six months ended June 30, 2012.

The cash used for the six months ended June 30, 2011 reflects net income of $9.2 million, adjusted by $4,000 of gain from discontinued operations and $10.4 million of non-cash items to reconcile the net income to net cash used in operations. These reconciling items primarily reflect the change in deferred income taxes of $13.7 million, accretion of deferred gain on the sale leaseback of the building of $0.9 million and non-cash lease costs of $0.1 million partially offset by the change in estimated fair value of contingent liabilities of $1.1 million, depreciation and amortization of $1.3 million and share-based compensation of $1.7 million. The cash generated during the six months ended June 30, 2011 is further impacted by changes in operating assets and liabilities due primarily to a decrease in other liabilities of $1.6 million, an increase in inventory of $0.2 million, a decrease in deferred revenue of $1.2 million and a decrease in accounts payable and accrued liabilities of $8.9 million, partially offset by increases in other current assets of $4.3 million, accounts receivable of $1.2 million and other long term assets of $0.6 million. None of the cash used in operating activities for the six months ended June 30, 2011 related to discontinued operations.

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

In connection with the acquisition of CyDex Pharmaceuticals, Inc. on January 24, 2011, we issued a series of Contingent Value Rights. In 2011, $0.9 million was paid to the CyDex Shareholders upon completion of a licensing agreement with The Medicines Company for the Captisol enabled Intravenous formulation of Clopidogrel. An additional $2.0 million was paid to the CyDex Shareholders upon acceptance by the FDA of Onyx’s NDA Onyx and an additional $3.5 million was paid upon approval by the FDA of Kyprolis for the potential treatment of patients with relapsed and refractory multiple myeloma. We may be required to pay an additional $8.0 million upon achievement of certain clinical and regulatory milestones to the CyDex CVR holders, and former license holders. In addition, we will pay CyDex shareholders, for each respective year from 2011 through 2016, 20% of all CyDex-related revenue, but only to the extent that and beginning only when CyDex-related revenue for such year exceed $15.0 million; plus an additional 10% of all CyDex-related revenue recognized during such year, but only to the extent that and beginning only when aggregate CyDex-related revenue for such year exceeds $35.0 million. We paid $0.3 million to the CyDex shareholders in March 2012 related to 2011 CyDex-related revenue. The estimated fair value of the liability at June 30, 2012 was $13.7 million.

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

As a result of material weaknesses in our internal control over financial reporting relating to the accounting for significant non-routine transactions and the controls over the determination of fair value of contingent liabilities, our management has reassessed the effectiveness of our disclosure controls and procedures and have determined that our disclosure controls and procedures were not effective as of June 30, 2012. Despite the material weaknesses in our internal control, management believes no material inaccuracies or omissions of fact exist in this quarterly report.

Remediation Plan. As a result of the material weaknesses associated with acquisition-related accounting, we have added a corporate controller to our finance and accounting staff. While we had processes to identify and intelligently apply accounting standards to complex transactions, we did not have adequate numbers of highly skilled accountants to provide for a detail analysis, documentation and review of the acquisition of CyDex, which closed on January 24, 2011. Additionally, we plan to enhance our controls over the determination of fair value of contingent liabilities by including a formal review of mathematical calculations and completeness of such calculations. These material weaknesses prevented us from properly reporting the financial information for previous interim and annual periods, and we have filed restated 10-Q and 10-K reports for the applicable periods. Management will continue to review and make necessary changes to the overall design of its internal control environment, as well as to policies and procedures to improve the overall effectiveness of internal control over financial reporting.

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

Our operations have consumed substantial amounts of cash since inception. As of June 30, 2012, we had a negative working capital of $9.7 million. Clinical and preclinical development of drug candidates is a long, expensive and uncertain process. Also, we may acquire companies, businesses or products and the consummation of such acquisitions may consume additional cash. For example, as part of the consideration for our recent acquisition of CyDex, we distributed approximately $12.0 million of our cash to CyDex stockholders. In connection with the acquisition, we entered into a $20 million Loan and Security Agreement, or the Loan Agreement, with a lender. Under the terms of the Loan Agreement, we will make interest only payments for one year at a fixed rate of 8.64%, with an option to extend the interest only payments for an additional year, which we intend to exercise. Subsequent to the interest only payments, the note will amortize with principal and interest payments due through the remaining term of the loan. The loan term, including interest only payments, is 42 months.

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

We were founded in 1987. We have incurred significant losses since our inception. As of June 30, 2012, our accumulated deficit was $683.6 million.

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

As described in Item 4, we identified material weaknesses as a result of improper accounting for significant non-routine transactions and the controls over the determination of fair value of contingent liabilities. Our Audit Committee, after consultation with management has determined that the material weaknesses were a result of inadequate staffing and review processes. As a result of the material weaknesses associated with acquisition-related accounting, we have added a corporate controller to our finance and accounting staff. While we had processes to identify and apply accounting standards to complex transactions, we enhanced these processes with the addition of a resource with the ability to research and understand the nuances of complex accounting standards. Additionally, we plan to enhance our controls over the determination of fair value of contingent liabilities by including a formal review of mathematical calculations and completeness of such calculations. Given the material weaknesses, our Audit Committee, after consultation with management determined that we did not maintain effective internal control over financial reporting. The existence of one or more material weakness or significant deficiency could result in future errors in our consolidated financial statements. Substantial costs and resources may be required to rectify any internal control deficiencies. If we fail to achieve and maintain the adequacy of our internal controls in accordance with applicable standards, we may be unable to conclude on an ongoing basis that we have effective internal controls over financial reporting. If we cannot produce reliable financial reports, our business and financial condition could be harmed, investors could lose confidence in our reported financial information, or the market price of our stock could decline significantly. In addition, our ability to obtain additional financing to operate and expand our business, or obtain additional financing on favorable terms, could be materially and adversely affected, which, in turn, could materially and adversely affect our business, our financial condition and the market value of our securities. Moreover, our reputation with customers, lenders, investors, securities analysts and others may be adversely affected.

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

Pfizer, as successor to King, is obligated to pay us royalties based on the sales of Avinza. These payments are expected to be a substantial portion of our ongoing revenues for some time. As a result, any setback that may occur with respect to Avinza could significantly impair our operating results and/or reduce the market price of our stock. Setbacks for Avinza could include problems with shipping, distribution, manufacturing, product safety, marketing, government regulation, licenses and approvals, intellectual property rights, competition with existing or new products and physician or patient acceptance of the products, as well as higher than expected total rebates, returns or discounts.

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

Date: November 14, 2012	By:	/s/ John P. Sharp
John P. Sharp
Vice President, Finance and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description

2.1(1)	Agreement and Plan of Merger, by and among the Company, Pharmacopeia, Inc., Margaux Acquisition Corp. and Latour Acquisition, LLC, dated as of September 24, 2008 (Filed as Exhibit 2.1).

2.2(2)	Agreement and Plan of Merger, by and among the Company, Neurogen Corporation and Neon Signal, LLC, dated as of August 23, 2009 (Filed as Exhibit 10.1).

2.3(3)	Amendment to Agreement and Plan of Merger, by and among the Company, Neurogen Corporation, and Neon Signal, LLC, dated September 18, 2009 (Filed as Exhibit 10.1).

2.4(3)	Amendment No. 2 to Agreement and Plan of Merger, by and among the Company, Neurogen Corporation, and Neon Signal, LLC, dated November 2, 2009 (Filed as Exhibit 10.2).

2.5(4)	Amendment No. 3 to Agreement and Plan of Merger, by and among the Company, Neurogen Corporation, and Neon Signal, LLC, dated December 17, 2009 (Filed as Exhibit 10.1).

2.6(5)	Certificate of Merger for acquisition of Neurogen Corporation (Filed as Exhibit 2.1).

2.7(6)	Agreement and Plan of Merger, dated as of October 26, 2009, by and among the Company, Metabasis Therapeutics, Inc., and Moonstone Acquisition, Inc (Filed as Exhibit 10.1).

2.8(7)	Amendment to Agreement and Plan of Merger, by and among the Company, Metabasis Therapeutics, Inc., Moonstone Acquisition, Inc., and David F. Hale as Stockholders’ Representative, dated November 25, 2009 (Filed as Exhibit 10.1).

2.9(8)	Certificate of Merger for acquisition of Metabasis Therapeutics, Inc. dated January 27, 2010 (Filed as Exhibit 2.1).

2.10(9)	Certificate of Merger, dated and filed January 24, 2011 (Filed as Exhibit 2.1).

2.11(9)	Agreement and Plan of Merger, by and among the Company, CyDex Pharmaceuticals, Inc., and Caymus Acquisition, Inc., dated January 14, 2011 (Filed as Exhibit 10.1).

3.1(10)	Amended and Restated Certificate of Incorporation of the Company (Filed as Exhibit 3.1).

3.2(10)	Bylaws of the Company, as amended (Filed as Exhibit 3.3).

3.3(11)	Amended Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Company (Filed as Exhibit 3.3).

3.4(12)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company dated June 14, 2000 (Filed as Exhibit 3.5).

3.5(13)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company dated September 30, 2004 (Filed as Exhibit 3.6).

3.6(14)	Amendment of the Bylaws of the Company dated November 8, 2005 (Filed as Exhibit 3.1).

3.7(15)	Amendment of Bylaws of the Company dated December 4, 2007 (Filed as Exhibit 3.1).

4.1(16)	Specimen stock certificate for shares of Common Stock of the Company.

4.4(17)	2006 Preferred Shares Rights Agreement, by and between the Company and Mellon Investor Services LLC, dated as of October 13, 2006 (Filed as Exhibit 4.1).

10.1(18)	Second Amendment to Loan and Security Agreement, by and between the Company and Square 1 Bank, dated March 29, 2012.

10.2†(19)	Research license and option agreement, by and between the Company and Ares Trading SA, dated as of April 27, 2012

10.3(19)	Separation Agreement, by and between the Company and Dr. Syed Kazmi, dated May 4, 2012

31.1	Certification by Principal Executive Officer, Pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description

31.2	Certification by Principal Financial Officer, Pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification by Principal Executive Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification by Principal Financial Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(1)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on September 26, 2008.
(2)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on August 24, 2009.
(3)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on November 6, 2009
(4)	This exhibit was previously filed as part of, and is being incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on December 17, 2009.
(5)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on December 24, 2009.
(6)	This exhibit was previously filed as part of, and is being incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on October 28, 2009.
(7)	This exhibit was previously filed as part of, and is being incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on December 1, 2009.
(8)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on January 28, 2010.
(9)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on January 26, 2011.
(10)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Registration Statement on Form S-4 (No. 333-58823) filed on July 9, 1998.
(11)	This exhibit was previously filed as part of and is hereby incorporated by reference to same numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 1999.
(12)	This exhibit was previously filed as part of, and are hereby incorporated by reference to the numbered exhibit filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2000.
(13)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004.
(14)	This exhibit was previously filed as part of, and is being incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on November 14, 2005.
(15)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on December 6, 2007.
(16)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Registration Statement on Form S-1 (No. 33-47257) filed on April 16, 1992 as amended.

(17)	This exhibit was previously filed as part of, and is being incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on October 17, 2006.
(18)	This exhibit was previously filed as part of, and is being incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on April 4, 2012.
(19)	This exhibit was previously filed as part of, and is being incorporated by reference to the numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q filed on August 8, 2012.
†	Confidential treatment has been granted for portions of this exhibit.
*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of Ligand Pharmaceuticals, Incorporated, whether made before or after the date hereof, regardless of any general incorporation language in such filing. Signed originals of these certifications have been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.