Form 10-Q
period 2012-09-30
LIGAND PHARMACEUTICALS INC
filed 2012-11-14
CIK 886163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________________________
FORM 10-Q
________________________________________________________________________________________
Mark One

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2012 or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period From ______ to ______ . Commission File Number: 001-33093
________________________________________________________________________________________
LIGAND PHARMACEUTICALS INCORPORATED
(Exact name of registrant as specified in its charter)
________________________________________________________________________________________

Delaware	77-0160744
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11119 North Torrey Pines Road, Suite 200 La Jolla, CA	92037 (Zip Code)
(Address of principal executive offices)
Registrant's Telephone Number, Including Area Code: (858) 550-7500
________________________________________________________________________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large Accelerated Filer	☐		Accelerated Filer	☒
Non-Accelerated Filer	☐	(Do not check if a smaller reporting company)	Smaller Reporting Company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 6, 2012, the registrant had 19,964,456 shares of common stock outstanding.

LIGAND PHARMACEUTICALS INCORPORATED
QUARTERLY REPORT

FORM 10-Q

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
LIGAND PHARMACEUTICALS INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30,	December 31,
	2012	2011
	(Unaudited)	(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$7,046	$7,041
Short-term investments	—	10,000
Accounts receivable	2,157	6,110
Inventory	2,548	1,301
Deferred income taxes	237	237
Other current assets	1,015	1,344
Current portion of co-promote termination payments receivable	4,431	6,197
Total current assets	17,434	32,230
Restricted cash and investments	1,341	1,341
Property and equipment, net	853	455
Intangible assets, net	56,580	58,326
Goodwill	12,238	12,238
Long-term portion of co-promote termination payments receivable	8,644	15,255
Other assets	416	738
Total assets	$97,506	$120,583
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,027	$11,065
Accrued liabilities	5,381	5,054
Current portion of contingent liabilities	323	6,879
Bank line of credit	—	10,000
Current portion of note payable	10,272	—
Current portion of co-promote termination liability	4,431	6,197
Current portion of lease exit obligations	2,987	3,208
Current portion of deferred revenue	458	1,240
Total current liabilities	29,879	43,643
Long-term portion of note payable	17,876	20,286
Long-term portion of co-promote termination liability	8,644	15,255
Long-term portion of deferred revenue, net	2,538	3,466
Long-term portion of lease exit obligations	6,534	8,367
Deferred income taxes	2,662	2,230
Long-term portion of contingent liabilities	7,735	10,419
Other long-term liabilities	403	388
Total liabilities	76,271	104,054
Commitments and contingencies
Common stock subject to conditional redemption; 0 and 112,371 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	—	8,344
Stockholders’ equity:
Common stock, $0.001 par value; 33,333,333 shares authorized; 21,082,678 and 20,682,506 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	21	21
Additional paid-in capital	747,316	732,676
Accumulated deficit	(683,822)	(682,232)
Treasury stock, at cost; 1,118,222 shares at September 30, 2012 and December 31, 2011, respectively	(42,280)	(42,280)
Total stockholders' equity	21,235	8,185
Total liabilities and stockholders' equity	$97,506	$120,583

See accompanying notes.

LIGAND PHARMACEUTICALS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenues:		(Restated)		(Restated)
Royalties	$3,213	$2,431	$9,256	$6,597
Material sales	1,818	1,679	4,150	5,713
Collaborative research and development and other revenues	1,344	1,631	4,347	4,791
Total revenues	6,375	5,741	17,753	17,101
Operating costs and expenses:
Cost of sales	683	703	1,273	2,851
Research and development	2,647	2,471	8,315	7,693
General and administrative	4,382	3,962	11,824	11,261
Write-off of in-process research and development	—	2,282	—	2,282
Lease exit and termination costs	(15)	(2)	159	(168)
Total operating costs and expenses	7,697	9,416	21,571	23,919
Accretion of deferred gain on sale leaseback	—	426	—	1,277
Loss from operations	(1,322)	(3,249)	(3,818)	(5,541)
Other income (expense):
Interest expense, net	(838)	(699)	(2,460)	(1,762)
Decrease (increase) in contingent liabilities	2,093	(198)	1,191	(1,317)
Other, net	15	(10)	272	74
Total other income (expense), net	1,270	(907)	(997)	(3,005)
Income (loss) before income taxes	(52)	(4,156)	(4,815)	(8,546)
Income tax benefit (expense)	(142)	(22)	(445)	13,572
Income (loss) from continuing operations	(194)	(4,178)	(5,260)	5,026
Discontinued operations:
Gain on sale of Avinza Product Line before income taxes	—	—	3,656	—
Gain on sale of Oncology Product Line before income taxes	—	—	—	3
Income tax benefit on discontinued operations	—	—	14	—
Discontinued operations	—	—	3,670	3
Net income (loss):	$(194)	$(4,178)	$(1,590)	$5,029
Basic and diluted per share amounts:
Income (loss) from continuing operations	$(0.01)	$(0.21)	$(0.27)	$0.26
Discontinued operations	—	—	0.19	—
Net income (loss)	$(0.01)	$(0.21)	$(0.08)	$0.26
Weighted average number of common shares-basic	19,917,676	19,673,160	19,791,793	19,648,947
Weighted average number of common shares-diluted	19,917,676	19,673,160	19,791,793	19,686,353

See accompanying notes.

LIGAND PHARMACEUTICALS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
		(Restated)		(Restated)
Net income (loss)	$(194)	$(4,178)	$(1,590)	$5,029
Unrealized net loss on available-for-sale securities	—	—	—	(31)
Comprehensive income (loss)	$(194)	$(4,178)	$(1,590)	$4,998

LIGAND PHARMACEUTICAL INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended
	September 30,
	2012	2011
		(Restated)
Operating activities
Net income (loss )	$(1,590)	$5,029
Less: gain from discontinued operations	3,670	3
Income (loss) from continuing operations	(5,260)	5,026
Adjustments to reconcile net income (loss) to net cash used in operating activities, including effects of business acquired:
Non-cash change in estimated fair value of contingent liabilities	(1,191)	1,317
Accretion of deferred gain on sale leaseback	—	(1,277)
Depreciation and amortization	1,978	2,099
Non-cash lease costs	—	(135)
Share-based compensation	3,116	2,646
Deferred income taxes	446	(13,905)
Write-off in-process research and development	—	2,282
Other	348	201
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	3,953	476
Inventory	(798)	455
Other current assets	329	4,545
Other long-term assets	322	566
Accounts payable and accrued liabilities	(3,009)	(7,110)
Other liabilities	15	(4,129)
Deferred revenue	(1,710)	(1,246)
Net cash used in operating activities of continuing operations	(1,461)	(8,189)
Net cash used in operating activities of discontinued operations	(550)	—
Net cash used in operating activities	(2,011)	(8,189)
Investing activities
Acquisition of CyDex, net of cash acquired	—	(32,024)
Payments to CVR holders	(8,049)	—
Purchases of property, equipment and building	(633)	(116)
Proceeds from sale of property, and equipment and building	17	—
Purchases of short-term investments	—	(10,000)
Proceeds from sale of short-term investments	10,000	19,346
Other, net	—	(59)
Net cash provide by (used in) investing activities	1,335	(22,853)
Financing activities
Proceeds from issuance of debt	7,500	30,000
Repayment of debt	(10,000)	—
Net proceeds from issuance of common stock, net	3,181	2
Share repurchases	—	(55)
Net cash provided by financing activities	681	29,947
Net increase in cash and cash equivalents	5	(1,095)
Cash and cash equivalents at beginning of period	7,041	3,346
Cash and cash equivalents at end of period	$7,046	$2,251
Supplemental Disclosure of cash flow information
Interest paid	1,854	1,749
Taxes paid	15	27

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

The Company has incurred significant losses since its inception. At September 30, 2012, the Company’s accumulated deficit was $683.8 million and the Company had negative working capital of $12.4 million. Based on recent product approvals and regulatory developments, as well as management’s plans including expense reductions, if necessary, the Company believes its currently available cash, cash equivalents, and short-term investments as well as its current and future royalty, license and milestone revenues will be sufficient to satisfy its anticipated operating and capital requirements through at least the next twelve months. The Company’s future operating and capital requirements will depend on many factors, including, but not limited to: the pace of scientific progress in its research and development programs; the potential success of these programs; the scope and results of preclinical testing and clinical trials; the time and costs involved in obtaining regulatory approvals; the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims; competing technological and market developments; the amount of royalties on sales of the commercial products of its partners; the efforts of its collaborative partners; obligations under its operating lease agreements; and the capital requirements of any companies the Company previously acquired, including Pharmacopeia, Inc. (“Pharmacopeia”), Neurogen Corporation (“Neurogen”), Metabasis Therapeutics, Inc. (“Metabasis”) and CyDex Pharmaceuticals, Inc. (“CyDex”). Management’s plans and efforts may not fully address any significant adverse impact from any or all of these factors and the Company may be required to obtain additional financing, which may not be available at acceptable terms, or at all.

Principles of Consolidation

The condensed consolidated financial statements include the Company’s wholly owned subsidiaries, Seragen, Inc. (“Seragen”), Nexus Equity VI LLC (“Nexus”), Pharmacopeia, Neurogen, Metabasis and CyDex. All significant intercompany accounts and transactions have been eliminated in consolidation.

Basis of Presentation

The Company’s accompanying unaudited consolidated condensed financial statements as of September 30, 2012 and for the three and nine months ended September 30, 2012 and 2011 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. The Company’s consolidated condensed balance sheet at December 31, 2011 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations of the Company, and its subsidiaries have been included. Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. These financial statements should be read in conjunction with the consolidated financial statements and notes therein included in the Company’s amended annual report on Form 10-K/A for the year ended December 31, 2011.

As discussed in Note 11, the Company has restated its previously issued condensed consolidated financial statements as of December 31, 2011 and for the three and nine months ended September 30, 2011 included in this Form 10-Q.

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

Income (Loss) Per Share

Basic earnings per share is calculated by dividing net income or loss by the weighted average number of common shares and vested restricted stock units outstanding. Diluted earnings per share is computed by dividing net income or loss by the weighted average number of common shares and vested restricted stock units outstanding and the weighted average number of dilutive common stock equivalents, including stock options and non-vested restricted stock units. Common stock equivalents are only included in the diluted earnings per share calculation when their effect is dilutive. For the three and nine months ended September 30, 2012, no potential common shares are included in the computation of any diluted per share amounts, including income (loss) per share from discontinued operations and net loss per share, as the Company reported a loss from continuing operations. For the nine months ended September 30, 2011, 37,406 common shares are included in the computation of diluted income per share. Potential common shares, the shares that would be issued upon the exercise of outstanding stock options and warrants and the vesting of restricted shares that would be excluded from the computation of diluted loss per share, were 2.0 million and 1.6 million at September 30, 2012 and 2011, respectively.

The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
		(Restated)		(Restated)
Net income (loss) from continuing operations	$(194)	$(4,178)	$(5,260)	$5,026
Net income from discontinued operations	—	—	3,670	3
Net income (loss)	(194)	(4,178)	(1,590)	5,029
Shares used to compute basic and diluted income (loss) per share	19,917,676	19,673,160	19,791,793	19,648,947
Dilutive potential common shares:
Restricted stock	—	—	—	37,406
Shares used to compute diluted income (loss) per share	19,917,676	19,673,160	19,791,793	19,686,353
Basic and diluted per share amounts:
Income (loss) from continuing operations	$(0.01)	$(0.21)	$(0.27)	$0.26
Income from discontinued operations	—	—	0.19	—
Net income (loss)	$(0.01)	$(0.21)	$(0.08)	$0.26

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

Income Taxes

The Company recognizes liabilities or assets for the deferred tax consequences of temporary differences between the tax basis of assets or liabilities and their reported amounts in the financial statements. These temporary differences will result in taxable or deductible amounts in future years when the reported amounts of the assets or liabilities are recovered or settled. A valuation allowance is established when management determines that it is more likely than not that all or a portion of a deferred tax asset will not be realized. Management evaluates the realizability of its net deferred tax assets on a quarterly basis and valuation allowances are provided, as necessary. During this evaluation, management reviews its forecasts of income in conjunction with other positive and negative evidence surrounding the realizability of its deferred tax assets to determine if a valuation allowance is required. Adjustments to the valuation allowance will increase or decrease the Company’s income tax provision or benefit. Management also applies the relevant guidance to determine the amount of income tax expense or benefit to be allocated among continuing operations, discontinued operations, and items charged or credited directly to stockholders’ equity.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Share-based compensation expense as a component of:
Research and development expenses	$263	$300	$1,211	$808
General and administrative expenses	750	650	1,905	1,838
	$1,013	$950	$3,116	$2,646

The fair-value for options that were awarded to employees and directors was estimated at the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Risk-free interest rate	0.8%	1.7%	1.0%	2.5%
Dividend yield	—	—	—	—
Expected volatility	69%	68%	69%	69%
Expected term	6.2 years	6.1 years	6.3 years	6.1 years
Forfeiture rate	8.2%	8.8%	8.0%-11.2%	8.8%-14.1%

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

Cash, Cash Equivalents and Short-term Investments

Cash and cash equivalents consist of cash and highly liquid securities with maturities at the date of acquisition of three months or less. Non-restricted equity and debt securities with a maturity of more than three months are considered short term investments. Restricted cash and investments consist of certificates of deposit held with financial institutions as collateral under a facility lease and third-party service provider arrangement. The following table summarizes the various investment categories at September 30, 2012 and December 31, 2011 (in thousands):

	Cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
September 30, 2012
Certificates of deposit	$—	$—	$—	$—
Certificates of deposit - restricted	1,341	—	—	1,341
	$1,341	$—	$—	$1,341
December 31, 2011
Certificates of deposit	$10,000	$—	$—	$10,000
Certificates of deposit - restricted	1,341	—	—	1,341
	$11,341	$—	$—	$11,341

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash equivalents and investments and accounts receivable.

The Company invests its excess cash principally in United States government debt securities, investment grade corporate debt securities and certificates of deposit. The Company has established guidelines relative to diversification and maturities that maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates. The Company has not experienced any significant losses on its cash equivalents, short-term investments or restricted investments for the periods ending September 30, 2012 and December 31, 2011.

As of September 30, 2012 and December 31, 2011, cash deposits held at financial institutions in excess of FDIC insured amounts of $250,000 were approximately $6.8 million and $13.1 million, respectively.

Accounts receivable from one customer was 60% and accounts receivable from two customers was 67% of total accounts receivable at September 30, 2012 and December 31, 2011, respectively.

The Company currently obtains Captisol from a sole-source supplier.  If this supplier was not able to supply the requested amounts of Captisol, the Company would be unable to continue to derive revenues from the sale of Captisol until it obtained an alternative source, which might take a considerable length of time.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts based on the best estimate of the amount of probable losses in the Company’s existing accounts receivable. Accounts receivable that are outstanding longer than their contractual payment terms, ranging from 30 to 90 days, are considered past due. When determining the allowance for doubtful accounts, several factors are taken into consideration, including historical write-off experience and review of specific customer accounts for collectability. Account balances are charged off against the allowance after collection efforts have been exhausted and the potential for recovery is considered remote. There was no allowance for doubtful accounts included in the balance sheets at September 30, 2012 and December 31, 2011.

Inventory

Inventory is stated at the lower of cost or market. The Company determines cost using the first-in, first-out method. The Company analyzes its inventory levels periodically and writes down inventory to its net realizable value if it has become obsolete, has a cost basis in excess of its expected net realizable value or is in excess of expected requirements.

Other Current Assets

Other current assets consist of the following (in thousands):

	September 30,	December 31,
	2012	2011
Prepaid expenses	$889	$905
Advanced manufacturing payments	2	312
Other receivables	124	127
	$1,015	$1,344

Property and Equipment

Property and equipment is stated at cost and consists of the following (in thousands):

	September 30,	December 31,
	2012	2011
Lab and office equipment	$4,503	$4,110
Leasehold improvements	—	62
Computer equipment and software	1,150	1,054
	5,653	5,226
Less accumulated depreciation and amortization	(4,800)	(4,771)
	$853	$455

Depreciation of equipment is computed using the straight-line method over the estimated useful lives of the assets, which range from three to ten years. Leasehold improvements are amortized using the straight-line method over their estimated useful lives or their related lease term, whichever is shorter.

Goodwill and Other Identifiable Intangible Assets

Goodwill and other identifiable intangible assets consist of the following (in thousands):

	September 30,	December 31,
	2012	2011
		(Restated)
Acquired in-process research and development	$13,036	$13,036
Complete technology	15,227	15,227
Trade name	2,642	2,642
Customer relationships	29,600	29,600
Goodwill	12,238	12,238
	72,743	72,743
Accumulated amortization	(3,925)	(2,179)
	$68,818	$70,564

Intangible assets related to IPR&D are considered to be indefinite-lived until the completion or abandonment of the associated research and development efforts. During the period the assets are considered to be indefinite-lived, they will not be amortized but will be tested for impairment on an annual basis and between annual tests if the Company becomes aware of any events occurring or changes in circumstances that would indicate a reduction in the fair value of the IPR&D projects below their respective carrying amounts. If and when development is complete, which generally occurs if and when regulatory approval to market a product is obtained, the associated assets would be deemed finite-lived and would then be amortized based on their respective estimated useful lives at that point in time. Amortization expense of $1.7 million and $1.9 million was recognized for the nine months ended September 30, 2012 and 2011, respectively. Estimated amortization expense for the years ending December 31, 2012 through 2016 is $2.3 million per year.

Impairment of Long-Lived Assets

Management reviews long-lived assets for impairment annually or whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value for the Company’s long-lived assets is determined using the expected cash flows discounted at a rate commensurate with the risk involved. As of September 30, 2012, management does not believe there have been any events or circumstances indicating that the carrying amount of its long-lived assets may not be recoverable.

During 2011, the impairment analysis performed by management resulted in the write-off of certain acquired in process research and development assets.  The Company recorded a non-cash impairment charge of $1.1 million for the write-off of IPR&D and interests in future milestones and royalties for MEDI-528, an IL-9 antibody program by AstraZeneca's subsidiary, MedImmune.  The asset was impaired upon receipt of notice from MedImmune in September that it was exercising its right to terminate the collaboration and license agreement.

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

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	September 30,	December 31,
	2012	2011
Compensation	$1,157	$1,806
Professional fees	485	355
Other	3,739	2,893
	$5,381	$5,054

Other Long-Term Liabilities

Other long-term liabilities consist of the following (in thousands):

	September 30,	December 31,
	2012	2011
Deposits	$284	$388
Other	119	—
	$403	$388

Sale of Royalty Rights

The Company previously sold to third parties the rights to future royalties of certain of its products. As part of the underlying royalty agreements, the partners have the right to offset a portion of any future royalty payments owed to the Company to the extent of previous milestone payments. Accordingly, the Company deferred a portion of the revenue associated with each tranche of royalty right sold, equal to the pro-rata share of the potential royalty offset. Such amounts associated with the offset rights against future royalty payments will be recognized as revenue upon receipt of future royalties from the respective partners. As of September 30, 2012 and December 31, 2011, the Company had deferred $0.9 million and $1.2 million, respectively, of revenue related to the sale of royalty rights. As of September 30, 2012, $0.4 million is included in current portion of deferred revenue and $0.5 million is included in long-term portion of deferred revenue.

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

In September 2011, the FASB issued ASU 2011-08, Intangibles – Goodwill and other: testing for goodwill impairment, which, among other things, amends Accounting Standards Codification 350 Intangibles – Goodwill and Other, to allow entities to use a qualitative approach to test goodwill for impairment. ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. Our adoption of this standard had no impact on our consolidated financial position, results of operations or cash flows.

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

Under the terms of the agreement, the Company paid $31.6 million to the CyDex shareholders and issued a series of Contingent Value Rights. Additionally, the Company assumed certain contractual obligations for potential milestone payments to license holders. These contingent liabilities were recorded at an initial fair value of $17.6 million. The initial fair value of the liability was determined using a discounted cash flow analysis incorporating the estimated future cash flows from potential milestones and revenue sharing. These cash flows were then discounted to present value using a discount rate of 21.6%. The liability will be evaluated at each reporting period based on events and circumstances related to the underlying milestones, and the change in fair value will be recorded in the Company’s consolidated statements of operations. The carrying amount of the liability may fluctuate significantly and actual amounts paid may be materially different than the carrying amount of the liability. The fair value of the liability at September 30, 2012 was $7.6 million.

The Company paid the CyDex shareholders $4.3 million in January 2012, $2.0 million in December 2011, and $3.5 million in July 2012 and may be required to pay up to an additional $4.0 million upon achievement of certain clinical and regulatory milestones, net of payments made to former license holders upon achievement of milestones. Additionally, the Company assumed certain contractual obligations for milestone payments potentially due in connection with CAPTISOL enabled intravenous formulation of Clopidogrel. We may be required to pay up to $4.0 million upon achievement of certain milestones to former license holders. In addition, the Company will pay CyDex shareholders, for each respective year from 2011 through 2016, 20% of all CyDex-related revenue, but only to the extent that and beginning only when CyDex-related revenue for such year exceeds $15.0 million; plus an additional 10% of all CyDex-related revenue recognized during such year, but only to the extent that and beginning only when aggregate CyDex-related revenue for such year exceeds $35.0 million. The Company paid $0.3 million to the CyDex shareholders in March 2012 for 20% of all 2011 CyDex-related revenue in excess of $15 million.

Ligand is required by the CyDex Contingent Value Rights Agreement (“CVR”) to dedicate at least five experienced full-time employee equivalents per year to the acquired business and to invest at least $1.5 million per year, inclusive of such employee expenses, in the acquired business, through 2015. As of September 30, 2012, the Company estimates it has exceeded this amount.

Had the merger with CyDex been completed as of the beginning of 2011, the Company’s pro forma results for the nine months ended September 30, 2011 would have been as follows:

(in thousands, except per share data)	(Restated)
Revenue	$17,290
Operating loss	(5,549)
Net income	4,886
Basic and diluted earnings per share:
Continuing operations	$0.25
Discontinued operations	—
Net income	$0.25
Basic and diluted weighted average shares	19,649

The primary adjustments relate to interest expense on long-term debt, the loss of interest income due to the timing of transaction related payments and amortization of intangible assets. The above pro forma information was determined based on historical results adjusted for the purchase price allocation and estimated related changes in income associated with the merger of CyDex.

3. Financial Instruments

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including available-for-sale fixed income and equity securities and other equity securities. The following table provides a summary of the assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2012 (in thousands):

Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Certificates of deposit	$—	$—	$—	$—
Liabilities:
Current portion of contingent liabilities - CyDex	$323	$—	$—	$323
Liability for contingent value rights - Metabasis	—	—	—	—
Liability for contingent value rights – Neurogen	500	—	—	500
Long-term portion of contingent liabilities - CyDex	7,235	—	—	7,235
Total liabilities	$8,058	$—	$—	$8,058

The following table provides a summary of the assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2011 (in thousands):

Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:	(Restated)			(Restated)
Certificates of deposit	$10,000	$10,000	$—	$—
Liabilities:
Current portion of contingent liabilities - CyDex	$6,879	$—	$—	$6,879
Liability for contingent value rights - Metabasis	1,068	1,068	—	—
Liability for contingent value rights – Neurogen	700	—	—	700
Long-term portion of contingent liabilities - CyDex	8,651	—	—	8,651
Total liabilities	$17,298	$1,068	$—	$16,230

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

A summary of the co-promote termination liability as of September 30, 2012 is as follows (in thousands):

Net present value of payments based on estimated future net Avinza product sales as of December 31, 2011	$21,452
Assumed payments made by King or assignee	(2,533)
Fair value adjustments	(5,844)
Total co-promote termination liability as of September 30, 2012	13,075
Less: current portion of co-promote termination liability as of September 30, 2012	4,431
Long-term portion of co-promote termination liability as of September 30, 2012	$8,644

5. Lease obligations

The Company leases office and laboratory facilities in California, Kansas, and New Jersey. These leases expire between 2014 and 2019 and are subject to annual increases which range from 3.0% and 3.5%. The Company currently subleases office and laboratory space in California and New Jersey. The following table provides a summary of operating lease obligations and payments expected to be received from sublease agreements as of September 30, 2012 (in thousands):

Operating lease obligations:	Square Footage	Lease Termination Date	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Corporate headquarters-San Diego, CA	16,500	July 2019	$430	$1,354	$1,436	$1,326	$4,546
Bioscience and Technology Business Center-Lawrence, KS	1,500	December 2014	57	71	—	—	128
Vacated office and research facility-San Diego, CA	52,800	July 2015	2,159	4,126	—	—	6,285
Vacated office and research facility-Cranbury, NJ	99,000	August 2016	2,581	5,397	2,580	—	10,558
Total operating lease obligations			$5,227	$10,948	$4,016	$1,326	$21,517

Sublease payments expected to be received:			Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Office and research facility-San Diego, CA	52,800	July 2015	$876	$1,676	$—	$—	$2,552
Office and research facility-Cranbury, NJ	5,100	August 2016	332	751	319	—	1,402
Net operating lease obligations			$4,019	$8,521	$3,697	$1,326	$17,563

6. Segment Reporting

Under Accounting Standards Codification 280, “Segment Reporting”, operating segments are defined as components of an enterprise about which separate financial information is available that is regularly evaluated by the entity’s chief operating decision maker, in deciding how to allocate resources and in assessing performance. The Company has evaluated this Codification and has identified two reportable segments: the development and commercialization of drugs using Captisol technology by CyDex Pharmaceuticals, Inc. and the traditional biotechnology operations including drug discovery and development of Ligand Pharmaceuticals, Inc. We evaluate performance based on the operating profit (loss) of the respective business segments. The segment results may not represent actual results that would be expected if they were independent, stand-alone businesses. Segment information was as follows (in thousands):

Balance Sheet Data:	As of September 30, 2012
	Ligand	CyDex	Total
Total assets	$65,289	$32,217	$97,506

	As of December 31, 2011
	Ligand	CyDex	Total
	(Restated)	(Restated)	(Restated)
Total assets	$111,431	$9,152	$120,583

Operating Data:	For the three months ended September 30, 2012
	Ligand	CyDex	Total
Net revenues from external customers	$3,708	$2,667	$6,375
Operating income (loss)	(1,498)	176	(1,322)
Depreciation and amortization expense	34	604	638
Income tax expense from continuing operations	142	—	142
Interest expense, net	838	—	838

	For the three months ended September 30, 2011
	Ligand	CyDex	Total
Net revenues from external customers	$3,291	$2,450	$5,741
Operating income (loss)	(3,381)	132	(3,249)
Depreciation and amortization expense	134	609	743
Income tax expense from continuing operations	22	—	22
Interest expense, net	699	—	699
Write-off of in-process research and development	2,282		2,282

	For the nine months ended September 30, 2012
	Ligand	CyDex	Total
Net revenues from external customers	$11,728	$6,025	$17,753
Operating loss	(3,298)	(520)	(3,818)
Depreciation and amortization expense	162	1,816	1,978
Income tax expense from continuing operations	445	—	445
Income tax benefit from discontinuing operations	14	—	14
Interest expense, net	2,460	—	2,460

	For the nine months Ended September 30, 2011
	Ligand	CyDex	Total
	(Restated)	(Restated)	(Restated)
Net revenues from external customers	$8,718	$8,383	$17,101
Operating loss	(6,507)	966	(5,541)
Depreciation and amortization expense	407	1,692	2,099
Income tax expense from continuing operations	(13,572)	—	(13,572)
Interest expense, net	1,762	—	1,762
Write off of in-process research and development	2,282	—	2,282

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

	September 30, 2012	December 31, 2011
Bank line of credit, Prime + 2.0%, due March 29, 2013	$—	$10,000
Current portion notes payable, 8.64%, due August 1, 2014	$7,473	$—
Current portion notes payable, 8.9012%, due August 1, 2014	2,799	—
Total current portion of notes payable	$10,272	$10,000
Long-term portion notes payable, 8.64%, due August 1, 2014	$13,070	$20,286
Long-term portion notes payable, 8.9012%, due August 1, 2014	4,806	—
Total long-term portion of notes payable	$17,876	$20,286

8. Stockholders’ Equity

On May 31, 2012, the Company’s stockholders approved the amendment and restatement of the Company’s 2002 Stock Incentive Plan to increase the number of shares available for issuance by 1.8 million shares.

Stock Option Activity

The following is a summary of the Company’s stock option plan activity and related information:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (In thousands)
Balance at December 31, 2011	1,146,046	$14.61	7.96	$1,489
Granted	710,345	14.73
Exercised	(46,799)	9.96
Forfeited	(83,374)	10.69
Cancelled	(13,481)	39.73
Balance at September 30, 2012	1,712,737	14.84
Exercisable at September 30, 2012	781,738	16.58	7.10	2,983
Options vested and expected to vest as of September 30, 2012	1,712,737	14.77	8.1	6,729

The weighted-average grant date fair value of all stock options granted during the nine months ended September 30, 2012 was $14.73 per share. The total intrinsic value of all options exercised during the nine months ended September 30, 2012 and 2011 was approximately $0.3 million and $4,000, respectively. As of September 30, 2012, there was $6.6 million of total unrecognized compensation cost related to nonvested stock options. That cost is expected to be recognized over a weighted-average period of 2.8 years.

As of September 30, 2012, 1.8 million shares were available for future option grants or direct issuance under the Company’s 2002 Stock Incentive Plan, as amended.

Restricted Stock Activity

Restricted stock activity for the nine months ended September 30, 2012 is as follows:

	Shares	Weighted- Average Grant Date Fair Value
Nonvested at December 31, 2011	115,506	$10.63
Granted	108,661	13.75
Vested	(71,825)	11.48
Forfeited	(4,012)	10.57
Nonvested at September 30, 2012	148,330	$12.51

The weighted-average grant-date fair value of restricted stock granted during the nine months ended September 30, 2012 was $13.75 per share. As of September 30, 2012, there was $1.2 million of total unrecognized compensation cost related to nonvested restricted stock. That cost is expected to be recognized over a weighted-average period of 1.7 years.

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

The Amended ESPP allows employees to purchase Ligand common stock at the end of each six month period at a price equal to 85% of the lesser of fair market value on either the start date of the period or the last trading day of the period (the “Lookback Provision”). The 15% discount and the Lookback Provision make the Amended ESPP compensatory.  There were 7,374 and 2,404 shares of common stock issued and $75,000 and $18,000 of proceeds received under the Amended ESPP during the nine months ended September 30, 2012 and 2011, respectively. The Company recorded compensation expense related to the ESPP of $29,000 and $700 for the nine months ended September 30, 2012 and 2011, respectively. As of September 30, 2012, 89,917 shares were available for future purchases under the Amended ESPP.

Warrants

As of September 30, 2012, 163,568 warrants with an exercise price of $179.40 per warrant and an expiration date of April 2013 were outstanding to purchase an aggregate of 129,360 shares of the Company’s common stock. If exercised, these warrants are also entitled to receive $0.1 million in cash and 981,411 of each of the Company's four contingent value rights issued to Neurogen shareholders in December 2009.  The series of warrants was assumed in the acquisition of Neurogen Corporation.

Public Offering

During the quarter ended September 30, 2012, the Company issued, pursuant to an at-the-market registered public offering, 150,000 common shares at a weighted average price of $18.19 per share. Total net proceeds to the Company after underwriting discounts and expenses were approximately $2.6 million.

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

11. Restatement of Financial Statements

The Company restated its previously issued consolidated financial statements as of December 31, 2011, to correct errors in the calculation of certain contingent liabilities related to the acquisition of CyDex. Specifically, the initial fair value of the contingent liability was overstated by $1.6 million resulting in an initial overstatement of goodwill by $2.7 million, an understatement of the income tax benefit of $0.1 million, and overstatement of the deferred tax liability of $0.3 million, and an understatement of intangible assets of $0.9 million. As of December 31, 2011, goodwill was overstated by $2.7 million, intangible assets were understated by $0.9 million, long-term portion of contingent liabilities was overstated by $1.0 million and deferred income taxes was overstated by $0.3 million. For the three months ended September 30, 2011, decrease (increase) in contingent liabilities increased $0.4 million from a decrease in contingent liabilities of $0.2 million to an increase in contingent liabilities of $0.2 million and loss from continuing operations increased $0.02 per share from $0.19 per share to $0.21 per share. For the nine months ended September 30, 2011, decrease (increase) in contingent liabilities increased $0.5 million from $0.8 million to $1.3 million, income tax benefit increased $0.1 million from $13.4 million to $13.6 million and income from continuing operations decreased $0.01 per share from $0.27 per share to $0.26 per share.

Contingent liabilities in the accompanying balance sheets now includes amounts relating to contingent value rights and other acquired contingent liabilities. The statement of cash flows has been adjusted for the restatements for the twelve months ended December 31, 2011. The only impact on the statement of cash flows is the change in the non-cash impact of contingent liabilities. The impact of the restatement as of December 31, 2011 and for the three and nine months ended September 30, 2011 is described in the table below:

	December 31, 2011
Balance sheet data:	As previously reported	Restated
Goodwill	$14,894	$12,238
Intangible assets, net	57,437	58,326
Total assets	122,350	120,583
Long-term portion of contingent liabilities	11,433	10,419
Deferred income taxes	2,522	2,230
Total liabilities	105,360	104,054
Accumulated deficit	(681,771)	(682,232)

	Three Months Ended September 30, 2011		Nine Months Ended September 30, 2011
	As previously reported	Restated	As previously reported	Restated
Statement of Operations data:
Decrease (increase) in contingent liabilities	$224	$(198)	$(835)	$(1,317)
Income tax benefit (expense)	(22)	(22)	13,427	13,572
Net Income (loss)	(3,756)	(4,178)	5,366	5,029
Basic and diluted earnings per share:
Income (loss) from continuing operations	$(0.19)	$(0.21)	$0.27	$0.26
Income from discontinued operations	—	—	—	—
Net Income (loss)	(0.19)	(0.21)	0.27	0.26
Weighted average number of common shares-basic	19,673	19,673	19,649	19,649
Weighted average number of common shares-diluted	19,673	19,673	19,649	19,686

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

References to Ligand Pharmaceuticals Incorporated (“Ligand”, the “Company”, “we” or “our”) include our wholly owned subsidiaries ─ Seragen, Inc. (“Seragen”); Nexus Equity VI LLC (“Nexus”); Pharmacopeia, LLC; Neurogen Corporation; Metabasis Therapeutics, Inc.; and CyDex Pharmaceuticals, Inc.

Overview

We are a biotechnology company that operates with a simple business model focused on developing or acquiring revenue generating assets and coupling them to a lean corporate cost structure. Our goal is to create a sustainably profitable business and generate meaningful value for our stockholders. Since a portion of our business model is based on the goal of partnering with other pharmaceutical companies to commercialize and market our assets, a significant amount of our revenue is based largely on payments made to us by partners for royalties, milestones and license fees. We recognized the important role of the drug reformulation segment in the pharmaceutical industry and in 2011 added Captisol® to our technology portfolio. Captisol is a formulation technology that has enabled six FDA approved products, including Pfizer's Vfend® IV, Baxter International's Nexterone®, and Onyx’s Kyprolis™ and is currently being used in a number of clinical-stage partner programs. In comparison to our peers, we believe we have assembled one of the largest and most diversified asset portfolios in the industry with the potential to generate significant revenue in the future. In addition, therapies in development address the unmet medical needs of patients for a broad spectrum of diseases including hepatitis, muscle wasting, Alzheimer's disease, dyslipidemia, diabetes, anemia, asthma, rheumatoid arthritis and osteoporosis. We have established multiple alliances with the world's leading pharmaceutical companies including GlaxoSmithKline, Merck, Pfizer, Baxter International, Bristol-Myers

Squibb, Celgene, Onyx Pharmaceuticals, Lundbeck Inc., Eli Lilly & Company, Rib-X Pharmaceuticals, Inc., and The Medicines Company.

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

In October 2012, our licensee, Merck, initiated a Phase 2b/3 adaptive clinical trial for Dinaciclib for the treatment of patients with refractory chronic lymphocytic leukemia (CLL). As a result, during the fourth quarter of 2012, we recognized a $2 million milestone payment upon initiation of the clinical study. Under our collaboration and license agreement with Merck, we are entitled to receive future milestones and royalties.

Metabasis Contingent Value Rights

In January 2010, we completed our acquisition of Metabasis. In addition to cash consideration, we issued four tradable Contingent Value Rights (“CVRs”), one CVR from each of four respective series of CVRs, for each Metabasis share. The CVRs will entitle the holder to cash payments as frequently as every six months as cash is received by us from the sale or partnering of any of the Metabasis drug development programs, among other triggering events. We have also committed to spend at least $7 million within 30 months and $8 million within 42 months, in new research and development funding on the Metabasis programs. Through September 30, 2012, we estimate that we have spent approximately $7.3 million of the committed amount.

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

In September 2012, we entered into an option agreement with Viking Therapeutics, Inc. ("Viking"), which required Viking to pay a $50,000 upfront Option opening fee, 50% of which is required to be remitted to the Metabasis CVR holders pursuant to the CVR agreement. In October 2012, we remitted $6,000 to the Metabasis CVR holders, equivalent to the option fee less costs and expenses incurred in connection with the option agreement.

On September 4, 2012, the Company filed a demand for arbitration against Chiva Pharmaceuticals, Inc. (“Chiva”) with the American Arbitration Association.  The demand asserts claims for damages resulting from Chiva's breach of the October 7, 2011 Fablyn License Agreement (“Fablyn License Agreement”) for failure to tender a milestone payment and failure to pay certain patent prosecution expenses.  On October 31, 2012, the Company reached a settlement with Chiva, whereby the parties resolved all disputes that had arisen between them, including Ligand's primary claim in arbitration relating to payments due under the Fablyn License Agreement.  As part of the settlement, the parties executed mutual releases and Ligand agreed to seek dismissal of all claims asserted in the arbitration.  In return, Chiva agreed to pay Ligand $0.1 million, which has been received by the Company.
Results of Operations

Three and Nine Months Ended September 30, 2012 and 2011

Total revenues for the three and nine months ended September 30, 2012 were $6.4 million and $17.8 million compared to $5.7 million and $17.1 million for the same periods in 2011. We reported a loss from continuing operations of $0.2 million and $5.3 million for the three and nine months ending September 30, 2012. We reported a loss from continuing operations of $4.2 million for the three months ending September 30, 2011 and income from continuing operations of $5.0 million for the nine months ended September 30, 2011.

Royalty Revenue

Royalty revenues were $3.2 million and $9.3 million for the three and nine months ended September 30, 2012, compared to $2.4 million and $6.6 million for the same periods in 2011. The increase in royalty revenue is primarily due to an increase in Promacta royalties and royalties on CyDex licensed products offset by a decrease in Avinza royalties.

Material Sales

We recorded material sales of $1.8 million and $4.2 million for the three and nine months ended September 30, 2012, compared to $1.7 million and $5.7 million for the same periods in 2011. Material sales were consistent for the three months ended September 30, 2012 compared to the same period in 2011. The decrease in material sales for the nine months ended September 30, 2012 is due to timing of customer purchases of Captisol.

Collaborative Research and Development and Other Revenues

We recorded collaborative research and development and other revenues of $1.3 million and $4.3 million for the three and nine months ended September 30, 2012, compared to $1.6 million and $4.8 million for the same periods in 2011. The decrease of $0.3 million for the three months ended September 30, 2012, compared to the same period in 2011, is primarily due to a decrease in license fees and milestones. The decrease of $0.5 million for the nine months ended September 30, 2012, compared to the same period in 2011 is due to the recognition of $1.3 million of deferred revenue related to the previous sale of royalty rights for the nine months ending September 30, 2011, partially offset by an increase in license fees and milestones of $0.8 million for the nine months ending September 30, 2012.

Cost of Sales

Cost of sales were $0.7 million and $1.3 million for the three and nine months ended September 30, 2012, respectively, compared to $0.7 million and $2.9 million for the same periods in 2011. The decrease of $1.6 million for the nine months ended September 30, 2012, compared to the same period in 2011, is primarily due to a decrease in material sales and the variation in product mix of sales for the nine months ended September 30, 2012.

Research and Development Expenses

Research and development expenses were $2.6 million and $8.3 million for the three and nine months ended September 30, 2012, respectively, compared to $2.5 million and $7.7 million for the same periods in 2011. The increase of $0.1 million for the three months ended September 30, 2012, compared to the same period in 2011, is primarily due to timing of costs associated with internal programs. The increase of $0.6 million for the nine months ended September 30, 2012, compared to the same period in 2011, is primarily due to an increase in costs associated with internal programs.

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

General and Administrative Expenses

General and administrative expenses were $4.4 million and $11.8 million for the three and nine months ended September 30, 2012, respectively, compared to $4.0 million and $11.3 million for the same periods in 2011. The increase of $0.4 million for the three months ended September 30, 2012, compared to the same period in 2011, is primarily due to an increase in consulting expenses and share-based compensation. The increase of $0.5 million for the nine months ended September 30, 2012, compared to the same period in 2011, is primarily due to an increase in legal and consulting expenses.

Lease Exit and Termination Costs

In September 2010, we ceased use of our facility located in Cranbury, New Jersey. As a result, during the quarter ended September 30, 2010, we recorded lease exit costs of $9.7 million for costs related to the difference between the remaining lease obligations of the abandoned operating leases, which run through August 2016, and management’s estimate of potential future sublease income, discounted to present value. Actual future sublease income may differ materially from our estimate, which would result in us recording additional expense or reductions in expense. In addition, we wrote-off approximately $5.4 million of property and equipment related to the facility closure and recorded approximately $1.8 million of severance related costs. We recorded a decrease of $15,000 in lease exit and termination costs for the three months ending September 30, 2012. We recorded $0.2 million as an increase in lease exit and termination costs for the nine months ending September 30, 2012. During the three and nine months ended September 30, 2011, we sold certain property and equipment for

$2,000 and $0.2 million, respectively, from our former facility, which was recorded as a reduction of lease termination and exit costs.

Accretion of Deferred Gain on Sale Leaseback

On November 9, 2006, we sold real property located in San Diego, California for a sale price of $47.6 million. This property included our corporate headquarter building totaling approximately 82,500 square feet, the land on which the building was situated, and two adjacent vacant lots. As part of the sale transaction, we agreed to leaseback the building for a period of 15 years. We recognized an immediate pre-tax gain on the sale transaction of $3.1 million and deferred a gain of $29.5 million on the sale of the building. The deferred gain was being recognized on a straight-line basis over the 15 year term of the lease at a rate of approximately $2.0 million per year. In August 2009, we entered into a lease termination agreement for this building. As a result, we recognized $20.4 million of accretion of deferred gain during the quarter ended September 30, 2009, and recognized the remaining balance of the deferred gain through the term of our new building lease, which expired in December 2011. The amount of the deferred gain recognized for the three and nine months ended September 30, 2011 was $0.4 million and $1.3 million, and was fully amortized as of December 31, 2011.

Interest Expense, net

Interest expense was $0.8 million and $2.5 million, for the three and nine months ended September 30, 2012, respectively, compared to $0.7 million and $1.8 million for the same period in 2011. The increases in interest expense of $0.1 million for the three month period and $0.7 million for the nine month period ending September 30, 2012 were due to the increase in the outstanding balance of notes payable at September 30, 2012 compared to September 30, 2011. Additionally, the $20 million loan obtained to acquire CyDex in January 2011 was outstanding for a partial period for the nine months ending September 30, 2011.

Change in Contingent Liabilities

We recorded a decrease in contingent liabilities of $2.1 million and $1.2 million, respectively for the three and nine months ended September 30, 2012, compared to an increase in contingent liabilities of $0.2 million and $1.3 million for the three and nine months ended September 30, 2011. The decrease for the three months ended September 30, 2012 relates to a decrease in the liability for amounts potentially due to holders of CVRs and former license holders associated with our CyDex acquisition. The decrease for the nine months ended September 30, 2012 is due to a decrease in Metabasis CVRs of $1.1 million. Additionally, amounts potentially due to Neurogen CVR holders decreased $0.2 million. Partially offsetting, amounts potentially due to CyDex CVR holders and former license holders increased $0.1 million. The increase in contingent liabilities of $0.2 million and $1.3 million for the three and nine months ended September 30, 2011, respectively relates to our liability for amounts potentially due to holders of CVRs and former license holders associated with our Metabasis and CyDex acquisitions.

Income Taxes

We recorded income tax expense from continuing operations of $0.1 million and $0.4 million, respectively for the three and nine months ended September 30, 2012. We recorded income tax expense of $22,000 and an income tax benefit of $13.6 million for the three and nine months ended September 30, 2011, respectively. The income tax benefit for the nine months ended September 30, 2011 relates to the release of a portion of our valuation allowance against deferred tax assets which can be used to offset deferred tax liabilities recorded in connection with our acquisition of CyDex in January 2011.

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

During the three and nine months ended September 30, 2011, we recognized $0 and $3,000, respectively, of pre-tax gains due to subsequent changes in certain estimates and liabilities recorded as of the sale date. For the nine months ended September 30, 2012, there have been no changes.

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

During the nine months ended September 30, 2012, we recognized a pre-tax gain of $3.7 million, due to subsequent changes in certain estimates and liabilities recorded as of the sale date. For the three months ended September 30, 2012 no changes were recorded. During the three and nine months ended September 30, 2011, we recognized no gain or loss due to subsequent changes in certain estimates and liabilities recorded as of the sale date.

Income Taxes

We recorded an income tax benefit of $14,000 for income taxes related to discontinued operations for the nine month period ended September 30, 2012. We did not record any provision for income taxes for the three month period ending September 30, 2012 as we did not realize any taxable income from discontinued operations. Additionally, we did not record any provision for income taxes for the three and nine month periods ending September 30, 2011 as we did not realize any taxable income from discontinued operations.

Liquidity and Capital Resources

We have financed our operations through offerings of our equity securities, borrowings from long-term debt, issuance of convertible notes, product sales and the subsequent sales of our commercial assets, royalties, collaborative research and development and other revenues, capital and operating lease transactions.

We have incurred significant losses since inception. At September 30, 2012, our accumulated deficit was $683.8 million and we had negative working capital of $12.4 million. We believe that cash flows from operations will improve due to consistent Captisol® sales, an increase in royalty revenues driven primarily from continued increases in Promacta sales, recent product approvals and regulatory developments, as well as anticipated new license and milestone revenues. In the event revenues and operating cash flows do not meet expectations, management plans to reduce discretionary expenses. However, it is possible that we may be required to seek additional financing. There can be no assurance that additional financing will be available on terms acceptable to management, or at all. We believe our available cash, cash equivalents, and short-term investments as well as our current and future royalty, license and milestone revenues will be sufficient to satisfy our anticipated operating and capital requirements, through at least the next twelve months. Our future operating and capital requirements will depend on many factors, including, but not limited to: the pace of scientific progress in our research and development programs; the potential success of these programs; the scope and results of preclinical testing and clinical trials; the time and costs involved in obtaining regulatory approvals; the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims; competing technological and market developments; the amount of royalties on sales of the commercial products of our partners; the efforts of our collaborative partners; obligations under our operating lease agreements; and the capital requirements of any companies we acquire, including Pharmacopeia, Inc. (“Pharmacopeia”), Neurogen Corporation (“Neurogen”), Metabasis Therapeutics, Inc. (“Metabasis”) and CyDex Pharmaceuticals, Inc. (“CyDex”). Our ability to achieve our operational targets is dependent upon our ability to further implement our business plan and generate sufficient operating cash flow.

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

In October 2011, we filed a Registration Statement on Form S-3 with the Securities and Exchange Commission (“SEC”) for the issuance and sale of up to $30 million of equity or other securities, proceeds from which will be used for general corporate purposes. The Form S-3 provides additional financial flexibility for us to sell shares or other securties as needed at any time. As of September 30, 2012, 150,000 common shares have been issued under this registration statement for total net proceeds of approximately $2.6 million.

In connection with the acquisition of CyDex Pharmaceuticals, Inc. on January 24, 2011, we issued a series of Contingent Value Rights (“CVR”). We paid the CVR holders $4.3 million in January 2012 and may be required to pay up to an additional $4.0 million upon achievement of certain clinical and regulatory milestones. In 2011, $0.9 million was paid to the CyDex Shareholders upon completion of a licensing agreement with The Medicines Company for the Captisol enabled Intravenous formulation of Clopidogrel. An additional $2 million was paid to the CyDex Shareholders upon acceptance by the FDA of the New Drug Application submitted by Onyx and an additional $3.5 million was paid upon approval by the FDA of Kyprolis for the potential treatment of patients with relapsed and refractory multiple myeloma. In addition, we will pay CyDex shareholders, for each respective year from 2011 through 2016, 20% of all CyDex-related revenue, but only to the extent that and beginning only when CyDex-related revenue for such year exceeds $15.0 million; plus an additional 10% of all CyDex-related revenue recognized during such year, but only to the extent that and beginning only when aggregate CyDex-related revenue for such year exceeds $35.0 million. We paid $0.3 million to the CyDex shareholders in March 2012 for 20% of all 2011 CyDex-related revenue in excess of $15 million. Pursuant to the CVR Agreement, the shareholders' representative on behalf of the former CyDex shareholders filed a notice of objection with us regarding the calculation of payments due to the CyDex former shareholders for the first and second quarters of 2011. In addition, the shareholders' representative claimed that we exceeded the $35 million financial indebtedness limitation contained in the CVR Agreement. In August 2012, we executed a settlement agreement with the shareholders' representative releasing us from all claims.

We also assumed certain contractual obligations for milestone payments potentially due in connection with CAPTISOL enabled Intravenous formulation of Clopidogrel. We may be required to pay up to $4 million upon achievement of clinical and regulatory milestones.

We are also required by the CyDex CVR Agreement to dedicate at least five experienced full-time employee equivalents per year to the acquired business and to invest at least $1.5 million per year, inclusive of such employee expenses, in the acquired business, through 2015. As of September 30, 2012, we estimate we have exceeded our commitment for the year ending December 31, 2012.

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

Operating Activities

Operating activities used cash of $2.0 million for the nine months ended September 30, 2012, compared to $8.2 million of cash used in operating activities for the same period in 2011.

The cash used for the nine months ended September 30, 2012 reflects a net loss of $1.6 million, adjusted by $3.7 million of gain from discontinued operations and $4.7 million of non-cash items to reconcile the net loss to net cash used in operations. These reconciling items primarily reflect depreciation and amortization of $2.0 million, share-based compensation of $3.1 million, and the change in deferred income taxes of $0.4 million, partially offset by the non-cash change in the estimated fair value of contingent liabilities of $1.2 million. The cash used during the nine months ended September 30, 2012 is further impacted by changes in operating assets and liabilities due primarily to an increase in inventory of $0.8 million, a decrease in deferred revenue of $1.7 million, and a decrease in accounts payable and accrued liabilities of $3.0 million. Partially offset by decreases in accounts receivable of $4.0 million, other current assets of $0.3 million, and other long term assets of $0.3 million. Cash used in operating activities of discontinued operations was $0.6 million for the nine months ended September 30, 2012.

The cash generated for the nine months ended September 30, 2011 reflects net income of $5.0 million, adjusted by $3,000 of gain from discontinued operations and $6.8 million of non-cash items to reconcile the net income to net cash used in operations. These reconciling items primarily reflect the change in deferred income taxes of $13.9 million, accretion of deferred gain on the sale leaseback of the building of $1.3 million and non-cash lease costs of $0.1 million partially offset by the change in estimated fair value of contingent liabilities of $1.3 million, depreciation and amortization of $2.1 million, write-off of in-process research and development assets of $2.3 million and stock-based compensation of $2.6 million. The cash generated during the nine months ended September 30, 2011 is further impacted by changes in operating assets and liabilities due primarily to a decrease in other liabilities of $4.1 million, deferred revenue of $1.2 million, and accounts payable and accrued liabilities of $7.1 million, partially offset by decreases in other current assets of $4.5 million, inventory of $0.5 million, accounts receivable of $0.5 million and other long term assets of $0.6 million. None of the cash used in operating activities for the nine months ended September 30, 2011 related to discontinued operations.

Investing Activities

Investing activities provided cash of $1.3 million for the nine months ended September 30, 2012, compared to $22.9 million of cash provided by investing activities for the same 2011 period.

Cash provided by investing activities during the nine months ended September 30, 2012 primarily reflects $10 million of proceeds from the sale of short-term investments, partially offset by payment to CVR holders of $8.0 million and purchases of property, equipment and building of $0.6 million. None of the cash provided by investing activities for the nine months ended September 30, 2012 related to discontinued operations.

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

Financing Activities

Financing activities provided cash of $0.7 million for the nine months ended September 30, 2012, compared to cash provided by financing activities of $30 million for the same 2011 period.

Cash provided by financing activities for the nine months ended September 30, 2012 primarily reflects $10.0 million of repayment of debt, partially offset by proceeds from the issuance of debt of $7.5 million and proceeds from the issuance of common stock of $3.2 million.

Cash provided by financing activities for the nine months ended September 30, 2011 primarily reflects $30.0 million of proceeds from the issuance of debt, partially offset by share repurchases of $0.1 million.

None of the cash used in financing activities for the nine months ended September 30, 2012 and 2011 relates to discontinued operations.

Other

In connection with the acquisition of Neurogen Corporation on December 23, 2009, Neurogen security holders received CVRs under four CVR agreements. The CVRs entitle Neurogen shareholders to cash payments upon the sale or licensing of certain assets and upon the achievement of a specified clinical milestone. At September 30, 2012 and December 31, 2011, the aggregate fair values of the Aplindore, VR1 and H3 CVR’s were $0.5 million and $0.7 million, respectively, and included in long-term portion of liability for contingent value rights in the accompanying balance sheets as management is unable to estimate the timing of potential future payments.

In connection with the acquisition of Metabasis Therapeutics on January 27, 2010, Metabasis security holders received CVRs under four CVR agreements. The CVRs entitle the holders to cash payments upon the sale or licensing of certain assets and upon the achievement of specified milestones. The fair value of the liability at September 30, 2012 and December 31, 2011 was $0 and $1.1 million, respectively.

In connection with the acquisition of CyDex Pharmaceuticals, Inc. on January 24, 2011, we issued a series of Contingent Value Rights and also assumed certain contingent liabilities. In 2011, $0.9 million was paid to the CyDex Shareholders upon completion of a licensing agreement with The Medicines Company for the Captisol enabled Intravenous formulation of Clopidogrel. An additional $2.0 million was paid to the CyDex Shareholders upon acceptance by the FDA of Onyx’s NDA Onyx, $4.3 million was paid in January 2011, and an additional $3.5 million was paid upon approval by the FDA of Kyprolis for the potential treatment of patients with relapsed and refractory multiple myeloma. We may be required to pay an additional $8.0 million upon achievement of certain clinical and regulatory milestones to the CyDex shareholders and former license holders. In addition, we will pay CyDex shareholders, for each respective year from 2011 through 2016, 20% of all CyDex-related revenue, but only to the extent that and beginning only when CyDex-related revenue for such year exceed $15.0 million; plus an additional 10% of all CyDex-related revenue recognized during such year, but only to the extent that and beginning only when aggregate CyDex-related revenue for such year exceeds $35.0 million. We paid $0.3 million to the CyDex shareholders in March 2012 related to 2011 CyDex-related revenue. The estimated fair value of the contingent liabilities recorded as part of the CyDex acquisiton at September 30, 2012 was $7.6 million.

Leases and off-balance sheet arrangements

We lease our office and research facilities under operating lease arrangements with varying terms through November 2021. The agreements provide for increases in annual rents based on changes in the Consumer Price Index or fixed percentage increases ranging from 3.0% to 3.5%. Commencing in January 2008, we also sublease a portion of our facilities through July 2015. The sublease agreement provides for a 3% increase in annual rents. We had no off-balance sheet arrangements at September 30, 2012 and December 31, 2011.

Contractual Obligations

As of September 30, 2012, future minimum payments due under our contractual obligations are as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations (1)	$21,517	$5,227	$10,948	$4,016	$1,326

(1)
We currently sublease two of our facilities through their respective lease terms of July 2015 and August 2016. As of September 30, 2012, we expect to receive aggregate future minimum lease payments totaling $4.0 million (nondiscounted) over the duration of the sublease agreements as follows: less than one year, $1.2 million; one to three years, $2.4 million; and three to five years, $0.3 million.

We outsource the production of Captisol to Hovione, LLC. Under the terms of the supply agreement with Hovione, the Company has ongoing minimum annual purchase commitments and is required to purchase a total of $15 million of Captisol over the term of the supply agreement which expires in December 2019. Through September 30, 2012 we have exceeded that commitment. Either party may terminate the Agreement for the uncured material breach or bankruptcy of the other party or an extended force majeure event. The Company may also terminate the supply agreement for extended supply interruption, regulatory action related to Captisol or other specified events.

Under the terms of our merger with Metabasis, we are committed to spend at least $7 million within 30 months following the close of the transaction and $8.0 million within 42 months in new research and development funding on the Metabasis programs. Through September 30, 2012, we estimate that we have spent approximately $7.3 million of the committed amount.

We are also required under our CyDex CVR Agreement to invest at least $1.5 million per year, inclusive of employee expenses, in the acquired business, through 2015. As of September 30, 2012, we estimate we have exceeded that amount.

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

As a result of material weaknesses in our internal control over financial reporting relating to the accounting for significant non-routine transactions and the controls over the determination of fair value of contingent liabilities, management has reassessed the effectiveness of our disclosure controls and procedures and have determined that our disclosure controls and procedures were not effective as of September 30, 2012. Despite the material weaknesses in our internal control, management believes no material inaccuracies or omissions of fact exist in this quarterly report.

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

Securities Litigation
On June 8, 2012, a federal securities class action and shareholder derivative lawsuit was filed in the Eastern District of Pennsylvania against Genaera Corporation and its officers, directors, major shareholders and trustee (“Genaera Defendants”) for allegedly breaching their fiduciary duties to Genaera shareholders.  The lawsuit also names the Company and its CEO John Higgins as additional defendants for allegedly aiding and abetting the Genaera Defendants' various breaches of fiduciary duties based on the Company's purchase of a licensing interest in a development-stage pharmaceutical drug program from the Genaera Liquidating Trust in May 2010 and its subsequent sale of half of its interest in the transaction to Biotechnology Value Fund, Inc.  The complaint seeks unspecified damages, disgorgement, punitive damages, attorneys' fees and costs.  The Company intends to vigorously defend against the claims against it and Mr. Higgins in the lawsuit.  Due to the complex nature of the legal and factual issues involved, however, the outcome of this matter is not presently determinable.

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

Revenue from Onyx based on sales of Kyprolis are expected to be a substantial portion of our revenue in the future and any setbacks that occur with respect to Kyprolis could significantly impair our future operating results and/or reduce the market price of our stock. Setbacks for Kyprolis could include problems with shipping, distribution, manufacturing, product safety, marketing, government regulation, safety issues, licenses and approvals, intellectual property rights, competition with existing or new products and physician or patient acceptance of the products, as well as higher than expected total rebates, returns or discounts.

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

In addition, our collaborators may develop drugs, either alone or with others that compete with the types of drugs they are developing with us. This would result in increased competition for our programs. If products are approved for marketing under our collaborative programs, revenues we receive will depend on the manufacturing, marketing and sales efforts of our collaborative partners, who generally retain commercialization rights under the collaborative agreements. Generally, our current collaborative partners also have the right to terminate their collaborations under specified circumstances. If any of our collaborative partners breach or terminate their agreements with us or otherwise fail to conduct their collaborative activities successfully (for example, by not making required payments when due, or at all), our product development under these agreements will be delayed or terminated. Disputes or litigation may also arise with our collaborators, including disputes or litigation over ownership rights to intellectual property, know-how or technologies developed with our collaborators. Such disputes or litigation could adversely affect our rights to one or more of our product candidates. Any such dispute or litigation could delay, interrupt or terminate the collaborative research, development and commercialization of certain potential products, create uncertainty as to ownership rights of intellectual property, or could result in litigation or arbitration. The occurrence of any of these problems could be time-consuming and expensive and could adversely affect our business.

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

Our operations have consumed substantial amounts of cash since inception. As of September 30, 2012, we had a negative working capital of $12.4 million. Clinical and preclinical development of drug candidates is a long, expensive and uncertain process. Also, we may acquire companies, businesses or products and the consummation of such acquisitions may consume additional cash. For example, as part of the consideration for our recent acquisition of CyDex, we distributed approximately $12.0 million of our cash to CyDex stockholders. In connection with the acquisition, we entered into a $20 million Loan and Security Agreement, or the Loan Agreement, with a lender. Under the terms of the Loan Agreement, we will make interest only payments through March 2013 at a fixed rate of 8.64%. Subsequent to the interest only payments, the note will amortize with principal and interest payments due through the remaining term of the loan. The loan term, including interest only payments, is 42 months.

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
     On January 23, 2012, we amended the Loan and Security Agreement (the "Amended Loan and Security Agreement"). The Amended Loan and Security Agreement increased the secured term loan credit facility from $20 million up to $30 million; we immediately borrowed $7.5 million of the additionally-authorized $10 million against two Secured Promissory Notes.  We did not elect to borrow the remaining available $2.5 million. The additional $7.5 million loan bears interest at (and the additional $2.5 million loan would bear interest at) a fixed rate of 8.9%. We must also make an additional final payment at maturity equal to 6% of the total amount borrowed under the Amended Loan and Security Agreement.

Amortization of the entire $27.5 million due to Oxford commences on March 1, 2013 and the maturity date of the term loans is August 1, 2014, and the other material terms of the Loan and Security Agreement remain unchanged.

In October 2011, we filed a Registration Statement on Form S-3 with the Securities and Exchange Commission (“SEC”) for the issuance and sale of up to $30 million of equity or other securities, proceeds from which will be used for general corporate purposes. The Form S-3 provides additional financial flexibility for us to sell shares or other securities as needed at any time. As of September 30, 2012, 150,000 common shares have been issued under this registration statement for total net proceeds of $2.6 million. In March 2012, we entered into a Controlled Equity Offering Sales Agreement with Cantor Fitzgerald & Co. (“Cantor”), as sales agent, to create an at-the-market equity program under which we may, from time to time, sell shares of common stock, par value $0.001 per share, up to an aggregate offering price of $30 million.

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

The initially filed patents relating to Captisol expired in 2010 and 2011 in the U.S. and are expected to expire between 2012 and 2016 in most countries outside the U.S. We have also obtained patent protection in the U.S. through 2025 on one or more Agglomerated forms of Captisol and through 2029 on one or more High Purity forms of Captisol. We have obtained patent protection on a number of combinations of APIs and Captisol through three combination patents in the U.S., and we have applied for six additional combination patents in the U.S. relating to the combination of Captisol with specific APIs. Our U.S. combination patent relating to Fosphenytoin expires June 12, 2018 and our U.S. combination patent relating to Amiodarone expires May 4, 2022. Our U.S. combination patent relating to one of our early-stage product candidates expires March 19, 2022. There is no guarantee that these patents will be sufficient to prevent competitors from creating a generic form of Captisol after 2010 and competing against us, or from developing combination patents for products that will prevent us from developing products using those APIs. In addition, most of the agreements in our Captisol outlicensing business, including our agreements with Pfizer relating to Geodon IM, Vfend IV and Cerenia, provide that once the relevant patent expires, the amount of royalties we receive will be reduced or eliminated.

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

We were founded in 1987. We have incurred significant losses since our inception. As of September 30, 2012, our accumulated deficit was $683.8 million.

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

As described in Item 4, we identified material weaknesses as a result of improper accounting for significant non-routine transactions and the controls over the determination of fair value of contingent liabilities. Our audit committee, after consultation with management has determined that the material weaknesses were a result of inadequate staffing and review processes. As a result of the material weaknesses associated with acquisition related accounting, we have added a corporate controller to our finance and accounting staff. While we had processes to identify and apply accounting standards to complex transactions, we enhanced these processes with the addition of a resource with the ability to research and understand the nuances of complex accounting standards. Additionally, we plan to enhance our controls over the determination of the fair value of contingent liabilities by including a formal review of mathematical calculations and completeness of such calculations. Given the material weaknesses, our audit committee, after consultation with management determined that we did not maintain effective internal control over financial reporting. The existence of one or more material weaknesses or significant deficiencies could result in errors in our consolidated financial statements. Substantial costs and resources may be required to rectify any internal control deficiencies. If we fail to achieve and maintain the adequacy of our internal controls in accordance with applicable standards, we may be unable to conclude on an ongoing basis that we have effective internal controls over financial reporting. If we cannot produce reliable financial reports, our business and financial condition could be harmed, investors could lose confidence in our reported financial information, or the market price of our stock could decline significantly. In addition, our ability to obtain additional financing to operate and expand our business, or obtain additional financing on favorable terms, could be materially and adversely affected, which, in turn, could materially and adversely affect our business, our financial condition and the market value of our securities. Moreover, our reputation with customers, lenders, investors, securities analysts and others may be adversely affected.

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

On July 21, 2009, King, King Pharmaceuticals Research and Development, Inc., Elan and Elan Pharma International Ltd. jointly filed suit in federal district court in New Jersey against Sandoz Inc., or Sandoz, for patent infringement under the 339 patent. According to the complaint, Sandoz filed an ANDA for morphine sulfate extended release capsules and, in connection with the ANDA filing, Sandoz provided written certification to the FDA alleging that the claims of the 339 patent are invalid, unenforceable and/or will not be infringed by the manufacture, use or sale of Sandoz's proposed morphine product. The case was dismissed on consent of the parties in July 2012.

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

In addition, King assumed our obligation to make payments to Organon based on net sales of Avinza (the fair value of which was $13.1 million as of September 30, 2012).  We remain liable to Organon in the event King defaults on this obligation. Any requirement to pay a material amount to Organon, could adversely affect our business and the price of our securities.

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

In October 2011, we filed a Registration Statement on Form S-3 with the Securities and Exchange Commission (“SEC”) for the issuance and sale of up to $30.0 million of equity or other securities, proceeds from which will be used for general corporate purposes. The Form S-3 provides additional financial flexibility for us to sell shares as needed at any time. As of September 30, 2012, 150,000 common shares have been issued under this registration statement for total net proceeds of $2.6 million.

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

Not applicable

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

Date:	November 14, 2012	By:	/s/ John P. Sharp
John P. Sharp
Vice President, Finance and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description

2.1 (1)	Agreement and Plan of Merger, by and among the Company, Pharmacopeia, Inc., Margaux Acquisition Corp. and Latour Acquisition, LLC, dated as of September 24, 2008 (Filed as Exhibit 2.1).
2.2 (2)	Agreement and Plan of Merger, by and among the Company, Neurogen Corporation and Neon Signal, LLC, dated as of August 23, 2009 (Filed as Exhibit 10.1).
2.3 (3)	Amendment to Agreement and Plan of Merger, by and among the Company, Neurogen Corporation, and Neon Signal, LLC, dated September 18, 2009 (Filed as Exhibit 10.1).
2.4 (3)	Amendment No. 2 to Agreement and Plan of Merger, by and among the Company, Neurogen Corporation, and Neon Signal, LLC, dated November 2, 2009 (Filed as Exhibit 10.2).
2.5 (4)	Amendment No. 3 to Agreement and Plan of Merger, by and among the Company, Neurogen Corporation, and Neon Signal, LLC, dated December 17, 2009 (Filed as Exhibit 10.1).
2.6 (5)	Certificate of Merger for acquisition of Neurogen Corporation (Filed as Exhibit 2.1).
2.7 (6)	Agreement and Plan of Merger, dated as of October 26, 2009, by and among the Company, Metabasis Therapeutics, Inc., and Moonstone Acquisition, Inc (Filed as Exhibit 10.1).
2.8 (7)
Amendment to Agreement and Plan of Merger, by and among the Company, Metabasis Therapeutics, Inc., Moonstone Acquisition, Inc., and David F. Hale as Stockholders’ Representative, dated November 25, 2009 (Filed as Exhibit 10.1).

2.9 (8)	Certificate of Merger for acquisition of Metabasis Therapeutics, Inc. dated January 27, 2010 (Filed as Exhibit 2.1).
2.10 (9)	Certificate of Merger, dated and filed January 24, 2011 (Filed as Exhibit 2.1).
2.11 (9)	Agreement and Plan of Merger, by and among the Company, CyDex Pharmaceuticals, Inc., and Caymus Acquisition, Inc., dated January 14, 2011 (Filed as Exhibit 10.1).
3.1 (10)	Amended and Restated Certificate of Incorporation of the Company (Filed as Exhibit 3.1).
3.2 (10)	Bylaws of the Company, as amended (Filed as Exhibit 3.3).
3.3 (11)	Amended Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Company (Filed as Exhibit 3.3).
3.4 (12)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company dated June 14, 2000 (Filed as Exhibit 3.5).
3.5 (13)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company dated September 30, 2004 (Filed as Exhibit 3.6).
3.6 (14)	Amendment of the Bylaws of the Company dated November 8, 2005 (Filed as Exhibit 3.1).
3.7 (15)	Amendment of Bylaws of the Company dated December 4, 2007 (Filed as Exhibit 3.1).
4.1 (16)	Specimen stock certificate for shares of Common Stock of the Company.
4.4 (17)	2006 Preferred Shares Rights Agreement, by and between the Company and Mellon Investor Services LLC, dated as of October 13, 2006 (Filed as Exhibit 4.1).
31.1	Certification by Principal Executive Officer, Pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Principal Financial Officer, Pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification by Principal Executive Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification by Principal Financial Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.1**
The following financial information from the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as detailed footnotes.

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