Form 10-Q
period 2013-03-31
LIGAND PHARMACEUTICALS INC
filed 2013-05-08
CIK 886163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________________________
FORM 10-Q
________________________________________________________________________________________
Mark One

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2013 or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 1, 2013, the registrant had 20,234,959 shares of common stock outstanding.

LIGAND PHARMACEUTICALS INCORPORATED
QUARTERLY REPORT

FORM 10-Q

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
LIGAND PHARMACEUTICALS INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share data)

	March 31,	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$5,037	$12,381
Accounts receivable	4,622	4,589
Inventory	2,838	1,697
Other current assets	986	829
Current portion of co-promote termination payments receivable	4,257	4,327
Total current assets	17,740	23,823
Restricted cash and investments	3,933	2,767
Property and equipment, net	758	788
Current portion of deferred income taxes	8	8
Intangible assets, net	55,319	55,912
Goodwill	12,238	12,238
Long-term portion of co-promote termination payments receivable	7,916	8,207
Other assets	451	517
Total assets	$98,363	$104,260
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,522	$5,854
Accrued liabilities	4,518	4,961
Current portion of contingent liabilities	356	356
Current portion of deferred income taxes	1,581	1,581
Current portion of note payable	13,212	14,835
Current portion of co-promote termination liability	4,257	4,327
Current portion of lease exit obligations	3,015	3,039
Current portion of deferred revenue	556	486
Total current liabilities	33,017	35,439
Long-term portion of note payable	5,494	13,443
Long-term portion of co-promote termination liability	7,916	8,207
Long-term portion of deferred revenue, net	2,125	2,369
Long-term portion of lease exit obligations	5,074	5,963
Deferred income taxes	791	725
Long-term portion of contingent liabilities	12,384	10,543
Other long-term liabilities	966	1,086
Total liabilities	67,767	77,775
Commitments and Contingencies
Stockholders' equity:
Common stock, $0.001 par value; 33,333,333 shares authorized; 21,342,888 and 21,278,606 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	21	21
Additional paid-in capital	752,952	751,503
Accumulated other comprehensive income	1,166	—
Accumulated deficit	(681,263)	(682,759)
Treasury stock, at cost; 1,118,222 shares at March 31, 2013 and December 31, 2012, respectively	(42,280)	(42,280)
Total stockholders' equity	30,596	26,485
Total liabilities and stockholders' equity	$98,363	$104,260

See accompanying notes.

LIGAND PHARMACEUTICALS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except share data)

	Three Months Ended
	March 31,
	2013	2012
Revenues:
Royalties	$5,826	$3,060
Material sales	1,539	667
Collaborative research and development and other revenues	4,286	1,909
Total revenues	11,651	5,636
Operating costs and expenses:
Cost of sales	663	155
Research and development	2,465	2,817
General and administrative	4,502	3,416
Lease exit and termination costs	89	87
Total operating costs and expenses	7,719	6,475
Income (loss) from operations	3,932	(839)
Other income (expense):
Interest expense, net	(912)	(701)
(Increase) decrease in contingent liabilities	(1,841)	513
Other, net	191	254
Total other (expense) income, net	(2,562)	66
Income (loss) before income taxes	1,370	(773)
Income tax (expense) benefit	(66)	35
Income (loss) from continuing operations	1,304	(738)
Discontinued operations:
Gain on sale of Avinza Product Line before income taxes	191	2,048
Income tax expense on discontinued operations	—	(177)
Income from discontinued operations	191	1,871
Net income:	$1,495	$1,133
Basic and diluted per share amounts:
Income (loss) from continuing operations	$0.06	$(0.04)
Income from discontinued operations	0.01	0.10
Net income	$0.07	$0.06
Weighted average number of common shares-basic	20,189,378	19,709,078
Weighted average number of common shares-diluted	20,280,030	19,738,801

See accompanying notes.

LIGAND PHARMACEUTICALS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2013	2012
Net income	$1,495	$1,133
Unrealized net gain on available-for-sale securities	1,166	—
Comprehensive income	$2,661	$1,133

See accompanying notes.

LIGAND PHARMACEUTICAL INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2013	2012

Operating activities
Net income	$1,495	$1,133
Less: gain from discontinued operations	191	1,871
Income (loss) from continuing operations	1,304	(738)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Non-cash change in estimated fair value of contingent liabilities	1,841	(513)
Depreciation and amortization	670	678
Realized gain on investment	—	(17)
Share-based compensation	1,124	709
Deferred income taxes	66	(35)
Accretion of note payable	142	85
Other	(13)	(10)
Changes in operating assets and liabilities,:
Accounts receivable	(33)	4,118
Inventory	102	(44)
Other current assets	(157)	(462)
Other long-term assets	66	175
Accounts payable and accrued liabilities	(2,098)	(3,506)
Other liabilities	(120)	—
Deferred revenue	(174)	(609)
Net cash provided by (used in) operating activities of continuing operations	2,720	(169)
Net cash used in operating activities of discontinued operations	(642)	(200)
Net cash provided by (used in) operating activities	2,078	(369)
Investing activities
Payments to CVR holders	—	(4,549)
Purchases of property and equipment	(37)	(19)
Proceeds from sale of property and equipment	3	13
Proceeds from sale of short-term investments	—	8,500
Net cash (used in) provided by investing activities	(34)	3,945
Financing activities
Proceeds from issuance of debt	—	7,500
Repayment of debt	(9,714)	(8,500)
Net proceeds from stock option exercises	326	160
Net cash used in financing activities	(9,388)	(840)
Net (decrease) increase in cash and cash equivalents	(7,344)	2,736
Cash and cash equivalents at beginning of period	12,381	7,041
Cash and cash equivalents at end of period	$5,037	$9,777
Supplemental Disclosure of cash flow information
Interest paid	991	631
Taxes paid	—	17

See accompanying notes.

LIGAND PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Basis of Presentation

Ligand Pharmaceuticals Incorporated, a Delaware corporation (the "Company" or "Ligand") is a biopharmaceutical company with a business model that is based upon the concept of developing or acquiring royalty revenue generating assets and coupling them to a lean corporate cost structure. By diversifying the portfolio of assets across numerous technology types, therapeutic areas, drug targets, and industry partners, the Company offers investors an opportunity to invest in the increasingly complicated and unpredictable pharmaceutical industry. In comparison to its peers, the Company believes it has assembled one of the largest and most diversified asset portfolios in the industry with the potential to generate revenue in the future. These therapies address the unmet medical needs of patients for a broad spectrum of diseases including hepatitis, muscle wasting, Alzheimer’s disease, dyslipidemia, diabetes, anemia, asthma, FSGS and osteoporosis. Ligand has established multiple alliances with the world’s leading pharmaceutical companies including GlaxoSmithKline, Onyx Pharmaceuticals, Merck, Pfizer, Baxter International, Bristol-Myers Squibb, Celgene, Lundbeck Inc., Spectrum Pharmaceuticals, Inc. and The Medicines Company. The Company’s principal market is the United States. The Company sold its Oncology Product Line ("Oncology") and Avinza Product Line ("Avinza") on October 25, 2006 and February 26, 2007, respectively. The operating results for Oncology and Avinza have been presented in the accompanying consolidated financial statements as "Discontinued Operations."

The Company has incurred significant losses since its inception. As of March 31, 2013, the Company’s accumulated deficit was $681.3 million and the Company had negative working capital of $15.3 million. Management believes that cash flows from operations will improve due to Captisol® sales, an increase in royalty revenues driven primarily from continued increases in Promacta® and Kyprolis® sales, and also from anticipated new license and milestone revenues. In the event revenues and operating cash flows are not meeting expectations, management plans to reduce discretionary expenses. However, it is possible that the Company may be required to seek additional financing. There can be no assurance that additional financing will be available on terms acceptable to management, or at all. Management believes its currently available cash, cash equivalents, and short-term investments as well as its current and future royalty, license and milestone revenues will be sufficient to satisfy its anticipated operating and capital requirements through at least the next 12 months. The Company’s future operating and capital requirements will depend on many factors, including, but not limited to: the pace of scientific progress in its research and development programs; the potential success of these programs; the scope and results of preclinical testing and clinical trials; the time and costs involved in obtaining regulatory approvals; the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims; competing technological and market developments; the amount of royalties on sales of the commercial products of its partners; the efforts of its collaborative partners; obligations under its operating lease agreements; and the capital requirements of any companies the Company acquires, including Pharmacopeia, Inc. ("Pharmacopeia"), Neurogen Corporation ("Neurogen"), Metabasis Therapeutics, Inc. ("Metabasis") and CyDex Pharmaceuticals, Inc. ("CyDex"). The ability of the Company to achieve its operational targets is dependent upon the Company’s ability to further implement its business plan and generate sufficient operating cash flow.

Principles of Consolidation
The accompanying consolidated financial statements include Ligand and its wholly owned subsidiaries, Ligand JVR, Allergan Ligand Retinoid Therapeutics, Seragen, Inc. ("Seragen"), Pharmacopeia, Neurogen, CyDex, Metabasis, and Nexus VI LLC ("Nexus"). All significant intercompany accounts and transactions have been eliminated in consolidation.

Basis of Presentation

The Company’s accompanying unaudited consolidated condensed financial statements as of March 31, 2013 and for the three months ended March 31, 2013 and 2012 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. The Company’s consolidated condensed balance sheet at December 31, 2012 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations of the Company, and its subsidiaries have been included. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. These financial statements should be read in conjunction with the consolidated financial statements and notes therein included in the Company’s annual report on Form 10-K for the year ended December 31, 2012.

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

Reclassifications

Certain reclassifications have been made to the previously issued statement of operations for the three months ended March 31, 2012 for comparability purposes. This reclassification had no effect on the reported net income, stockholders' equity, and operating cash flows as previously reported.

Earnings (Loss) Per Share

Basic earnings (loss) per share is calculated by dividing net income or loss by the weighted average number of common shares and vested restricted stock units outstanding. Diluted earnings per share is computed by dividing net income or loss by the weighted average number of common shares and vested restricted stock units outstanding and the weighted average number of dilutive common stock equivalents, including stock options and non-vested restricted stock units. Common stock equivalents are only included in the diluted earnings per share calculation when their effect is dilutive. The total number of potential common shares excluded from the computation of diluted loss per share because their inclusion would have been anti-dilutive was 1.2 million and 1.5 million, at March 31, 2013 and 2012, respectively.

The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2013	2012
Net income (loss) from continuing operations	$1,304	$(738)
Net income from discontinued operations	191	1,871
Net income	$1,495	$1,133
Shares used to compute basic income (loss) per share	20,189,378	19,709,078
Dilutive potential common shares:
Restricted stock	90,652	29,723
Shares used to compute diluted income (loss) per share	20,280,030	19,738,801
Basic and diluted per share amounts:
Income (loss) from continuing operations	$0.06	$(0.04)
Income from discontinued operations	0.01	0.10
Net income	$0.07	$0.06

Cash, Cash Equivalents and Short-term Investments

Cash and cash equivalents consist of cash and highly liquid securities with maturities at the date of acquisition of three months or less. Non-restricted equity and debt securities with a maturity of more than three months are considered short-term investments.
Restricted Cash and Investments

Restricted cash and investments consist of certificates of deposit held with a financial institution as collateral under a facility lease including third-party service provider arrangements and available-for-sale securities received by the Company as a result of milestone payments from a licensee. The fair value of the Company’s available-for-sale securities are determined using quoted market prices in active markets and are discounted based on trading restrictions.

The following table summarizes the various investment categories at March 31, 2013 and December 31, 2012 (in thousands):

	Cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
March 31, 2013
Available-for-sale securities	$1,426	$1,166	$—	$2,592
Certificates of deposit - restricted	1,341	—	—	1,341
	$2,767	$1,166	$—	$3,933
December 31, 2012
Available-for-sale securities	$1,426	$—	$—	$1,426
Certificates of deposit-restricted	1,341	—	—	1,341
	$2,767	$—	$—	$2,767

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash equivalents and investments and accounts receivable.

The Company invests its excess cash principally in United States government debt securities, investment grade corporate debt securities and certificates of deposit. The Company has established guidelines relative to diversification and maturities that maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates. The Company has not experienced any significant losses on its cash equivalents, short-term investments or restricted investments for the periods ending March 31, 2013 and December 31, 2012.

As of March 31, 2013 and December 31, 2012, cash deposits held at financial institutions in excess of FDIC insured amounts of $250,000 were approximately $4.4 million and $11.9 million, respectively.

Accounts receivable from two customers was 64% and 28% of total accounts receivable at March 31, 2013. Accounts receivable from two customers was 53% and 35% of total accounts receivable at December 31, 2012.

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

Property and Equipment

Property and equipment is stated at cost and consists of the following (in thousands):

	March 31,	December 31,
	2013	2012
Lab and office equipment	$4,837	$4,374
Leasehold improvements	134	145
Computer equipment and software	1,244	1,150
	6,215	5,669
Less accumulated depreciation and amortization	(5,457)	(4,881)
	$758	$788

Depreciation of equipment is computed using the straight-line method over the estimated useful lives of the assets, which range from three to ten years. Leasehold improvements are amortized using the straight-line method over their estimated useful lives or their related lease term, whichever is shorter. Depreciation expense of $0.1 million was recognized for the three months ended March 31, 2013 and 2012.

Other Current Assets

Other current assets consist of the following (in thousands):

	March 31,	December 31,
	2013	2012
Prepaid expenses	$941	$801
Advanced manufacturing payments	—	2
Other receivables	45	26
	$986	$829

Goodwill and Other Identifiable Intangible Assets

Goodwill and other identifiable intangible assets consist of the following (in thousands):

	March 31,	December 31,
	2013	2012
Indefinite lived intangible assets
Acquired in-process research and development	$13,036	$13,036
Goodwill	12,238	12,238
Definite lived intangible assets
Complete technology	15,227	15,227
Trade name	2,642	2,642
Customer relationships	29,600	29,600
	47,469	47,469
Accumulated amortization	(5,186)	(4,593)
Total goodwill and other identifiable intangible assets, net	$67,557	$68,150

The Company accounts for goodwill in accordance with Accounting Standards Codification Topic 350-Intangibles-Goodwill and Other ("ASC 350") which, among other things, establishes standards for goodwill acquired in a business combination, eliminates the amortization of goodwill and requires the carrying value of goodwill and certain non-amortizing intangibles to be evaluated for impairment on an annual basis. The Company considers its market capitalization and the carrying value of its assets and liabilities, including goodwill, when performing its goodwill impairment test. If the carrying value of the assets and liabilities, including goodwill, were to exceed the Company’s estimation of the fair value, the Company would record an impairment charge in an amount equal to the excess of the carrying value of goodwill over the implied fair value of the goodwill. The Company performs an evaluation of goodwill as of December 31 of each year, absent any indicators of earlier impairment, to ensure that impairment charges, if applicable, are reflected in our financial results before December 31 of each year. When it is determined that impairment has occurred, a charge to operations is recorded. Goodwill and other intangible asset balances are included in the identifiable assets of the business segment to which they have been assigned. Any goodwill impairment, as well as the amortization of other purchased intangible assets, is charged against the respective business segments' operating income. As of March 31, 2013 and December 31, 2012, there have been no impairment of goodwill for continuing operations.

Amortization of definite lived intangible assets is computed using the straight-line method over the estimated useful life of the asset of 20 years. Amortization expense of $0.6 million was recognized for the three months ended March 31, 2013 and 2012. Estimated amortization expense for the years ending December 31, 2013 through 2017 is $2.4 million per year.
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

Impairment of Long-Lived Assets
Management reviews long-lived assets for impairment annually or whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value for the Company’s long-lived assets is determined using the expected cash flows discounted at a rate commensurate with the risk involved. As of March 31, 2013, management does not believe there have been any events or circumstances indicating that the carrying amount of its long-lived assets may not be recoverable.

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	March 31,	December 31,
	2013	2012
Compensation	$915	$1,807
Professional fees	403	199
Other	3,200	2,955
	$4,518	$4,961

Other Long-Term Liabilities

Other long-term liabilities consist of the following (in thousands):

	March 31,	December 31,
	2013	2012
Deposits	$567	$538
Deferred rent	399	334
Other	—	214
	$966	$1,086
Contingent Liabilities
In connection with the Company’s acquisition of CyDex in January 2011, the Company recorded a $17.6 million contingent liability, inclusive of the $4.3 million payment made in January 2012, for amounts potentially due to holders of the CyDex contingent value rights ("CVRs") and former license holders. The liability is periodically assessed based on events and circumstances related to the underlying milestones, and the change in fair value is recorded in the Company’s consolidated statements of operations. The carrying amount of the liability may fluctuate significantly and actual amounts paid under the CVR agreements may be materially different than the carrying amount of the liability. The fair value of the liability at March 31, 2013 and December 31, 2012 was $12.7 million and $10.9 million, respectively. The Company recorded a fair value adjustment to increase the liability for CyDex related contingent liabilities of $1.8 million for the three months ended March 31, 2013. The Company recorded fair value adjustments to increase the liability for CyDex related contingent liabilities of $0.6 million for the three months ended March 31, 2012. Additionally, the Company recorded cash payments of $4.3 million for the January 2012 guaranteed payment and $0.2 million for the 2011 revenue sharing payment for the three months ended March 31, 2012. There was no revenue sharing payment for the three months ended March 31, 2013    .
In connection with the Company’s acquisition of Metabasis in January 2010, the Company issued Metabasis stockholders four tradable CVRs, one CVR from each of four respective series of CVR, for each Metabasis share. The CVR will entitle Metabasis stockholders to cash payments as frequently as every six months as cash is received by the Company from proceeds from Metabasis’ partnership with Roche (which has been terminated) or the sale or partnering of any of the Metabasis drug development programs, among other triggering events. The fair values of the CVRs are remeasured at each reporting date through the term of the related agreement. Changes in the fair values are reported in the statement of operations as income (decreases) or expense (increases). The carrying amount of the liability may fluctuate significantly based upon quoted market prices and actual amounts paid under the agreements may be materially different than the carrying amount of the liability. The fair value of the liability was estimated to be zero as of March 31, 2013 and 2012. The Company did not record any change in the liability for CVRs for the three months ended March 31, 2013. The Company recorded a decrease in the liability for CVRs of $1.1 million during the three months ended March 31, 2012.

In connection with the Company's acquisition of Neurogen in December 2009, the Company issued to Neurogen stockholders four CVRs; real estate, Aplindore, VR1 and H3, that entitle them to cash and/or shares of third-party stock under certain circumstances. The Company recorded the acquisition-date fair value of the CVRs as part of the purchase price. In February 2010, the Company completed the sale of the real estate and subsequently distributed the proceeds to the holders of the real estate CVR. As a result and after final settlement of all related expenses, the real estate CVR was terminated in August 2010. In 2012, the Company received a notice from a collaboration partner that it was terminating its agreement related to VR1 for convenience and subsequently the Company recorded a decrease in the fair value of the liability for the related CVR of $0.2 million. Additionally, per the CVR agreement, no payment event date for the H3 program can occur after December 23, 2012 and the Company recorded a decrease in the fair value of the liability for the related CVR of $0.5 million. There are no remaining CVR obligations under the agreement with the former Neurogen shareholders.
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
The Company analyzes its revenue arrangements and other agreements to determine whether there are multiple elements that should be separated and accounted for individually or as a single unit of accounting. For multiple element contracts, arrangement consideration is allocated at the inception of the arrangement to all deliverables on the basis of relative selling price, using a hierarchy to determine selling price. Management first considers vendor-specific objective evidence ("VSOE"), then third-party evidence ("TPE") and if neither VSOE nor TPE exist, the Company uses its best estimate of selling price.
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

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts based on the best estimate of the amount of probable losses in the Company’s existing accounts receivable. Accounts receivable that are outstanding longer than their contractual payment terms, ranging from 30 to 90 days, are considered past due. When determining the allowance for doubtful accounts, several factors are taken into consideration, including historical write-off experience and review of specific customer accounts for collectability. Account balances are charged off against the allowance after collection efforts have been exhausted and the potential for recovery is considered remote. There was no allowance for doubtful accounts included in the balance sheets at March 31, 2013 and December 31, 2012.

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

	Three Months Ended
	March 31,
	2013	2012
Share-based compensation expense as a component of:
Research and development expenses	$386	$425
General and administrative expenses	738	284
	$1,124	$709

The fair-value for options that were awarded to employees and directors was estimated at the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions:

	Three Months Ended
	March 31,
	2013	2012
Risk-free interest rate	1.1%	1.1%
Dividend yield	—	—
Expected volatility	70%	68%
Expected term	6.3	6.0
Forfeiture rate	9.8%	11.2%

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
Preclinical Study and Clinical Trial Accruals
Substantial portions of the Company’s preclinical studies and all of the Company's clinical trials have been performed by third-party laboratories, contract research organizations, or other vendors (collectively "CROs"). Some CROs bill monthly for services performed, while others bill based upon milestone achievement. The Company accrues for each of the significant agreements it has with CROs on a monthly basis. For preclinical studies, accruals are estimated based upon the percentage of work completed and the contract milestones achieved. For clinical studies, accruals are estimated based upon a percentage of work completed, the number of patients enrolled and the duration of the study. The Company monitors patient enrollment, the progress of clinical studies and related activities to the extent possible through internal reviews of data reported to it by the CROs, correspondence with the CROs and clinical site visits. The Company's estimates are dependent upon the timelines and accuracy of the data provided by its CROs regarding the status of each program and total program spending. The Company periodically evaluates its estimates to determine if adjustments are necessary or appropriate based on information it receives concerning changing circumstances, and conditions or events that may affect such estimates. No material adjustments to preclinical study and clinical trial accrued expenses have been recognized to date.

Sale of Royalty Rights
The Company previously sold to third parties the rights to future royalties of certain of its products. As part of the underlying royalty agreements, the partners have the right to offset a portion of any future royalty payments owed to the Company to the extent of previous milestone payments. Accordingly, the Company deferred a portion of the revenue associated with each tranche of royalty right sold, equal to the pro-rata share of the potential royalty offset. Such amounts associated with the offset rights against future royalty payments will be recognized as revenue upon receipt of future royalties from the respective partners. As of March 31, 2013 and December 31, 2012, the Company had deferred $0.6 million and $0.8 million, respectively, of revenue related to the sale of royalty rights. As of March 31, 2013, $0.6 million is included in current portion of deferred revenue and $40,000 is included in long-term portion of deferred revenue.
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
Costs and Expenses
Collaborative research and development expense consists of labor, material, equipment and allocated facility cost of the Company’s scientific staff who are working pursuant to the Company’s collaborative agreements. From time to time, collaborative research and development expense includes costs related to research efforts in excess of those required under certain collaborative agreements. Management has the discretion to set the scope of such excess efforts and may increase or decrease the level of such efforts depending on the Company’s strategic priorities.
Proprietary research and development expense consists of intellectual property in-licensing costs, labor, materials, contracted services, and allocated facility costs that are incurred in connection with internally funded drug discovery and development programs.
Segment Reporting
Under ASC 280, Segment Reporting, ("ASC 280"), operating segments are defined as components of an enterprise about which separate financial information is available that is regularly evaluated by the entity’s chief operating decision maker, in deciding how to allocate resources and in assessing performance. The Company has evaluated this Codification and has identified two reportable segments: the development and commercialization of drugs using Captisol technology by CyDex and the biopharmaceutical company with a business model that is based upon the concept of developing or acquiring royalty revenue generating assets and coupling them to a lean corporate cost structure of Ligand.
Comprehensive Income (Loss)
Comprehensive income (loss) represents net income (loss) adjusted for the change during the periods presented in unrealized gains and losses on available-for-sale securities less reclassification adjustments for realized gains or losses included in net income (loss). The unrealized gains or losses are reported on the Consolidated Statements of Comprehensive Income.
New Accounting Pronouncements
In July 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update ("ASU") 2012-02, Intangibles – Goodwill and Other: Testing Indefinite-Lived Intangible Assets for Impairment in ASU 2012-02. ASU 2012-02 allows a company the option to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. Under that option, a company would no longer be required to calculate the fair value of an indefinite-lived intangible asset unless the company determines, based on that qualitative assessment, that it is more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying amount. The amendments in this ASU are effective for annual and interim indefinite-lived intangible asset impairment tests performed for periods beginning after September 15, 2012. We adopted this standard for the year ended December 31, 2012. The adoption of ASU 2012-02 did not have a material impact on the Company's financial position or results of operations.
In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. Under ASU 2013-02, an entity is required to provide information about the amounts reclassified out of Accumulated Other Comprehensive Income ("AOCI") by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. Implementing ASU 2013-02 did not change the current requirements for reporting net income or other comprehensive income in the financial statements. The amendments in this ASU are effective for us for fiscal years, and interim periods within those years, beginning after January 1, 2013.

2. Financial Instruments

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including available-for-sale fixed income, equity securities, co-promote termination payments receivable and the related liability, derivatives, and contingent liabilities.

Equity Investments and related liability to former license holders

The fair value of the Company’s long-term investments and related liability to former license holders are determined using quoted market prices in active markets and are discounted based on trading restrictions on the resale of the shares. The fair value of the liability to former license holders is based on 15% of the equity investment. This liability is classified as a derivative in accordance with ASC 815, Derivatives and Hedging ("ASC 815"), and is included in accrued liabilities. The discount rate used to value the available-for-sale securities as of March 31, 2013 and December 31, 2012 was 24% and 28%, respectively.

Contingent Liabilities
The Company issued contingent value rights and also assumed certain contingent liabilities associated with the acquisitions of Metabasis, Neurogen and CyDex. The liability for contingent value rights for Metabasis are determined using quoted market prices in active markets. The fair value of the liabilities for the Neurogen and CyDex contingent liabilities are determined based on the income approach. The discount rate used to value the CyDex contingent liabilities for the period ended March 31, 2013 was in the range of 1% to 5%. There are no remaining contingent value right obligations under the agreement with the former Neurogen shareholders. Under the Contingent Value Rights agreement with the former CyDex shareholders, the Company may be required to make payments upon achievement of certain clinical and regulatory milestones. In addition, the Company will pay CyDex shareholders, for each year through 2016, 20% of all CyDex-related revenue, but only to the extent that and beginning only when CyDex-related revenue for such year exceeds $15.0 million; plus an additional 10% of all CyDex-related revenue recognized during such year, but only to the extent that and beginning only when aggregate CyDex-related revenue for such year exceeds $35.0 million. Additionally, the Company assumed certain contractual obligations for milestone and royalty payments potentially due in connection with Captisol enabled intravenous formulation of Clopidogrel.

Avinza Co-Promotion
The co-promote termination payments receivable represents a non-interest bearing receivable for future payments to be made by Pfizer and is recorded at its fair value. The receivable and liability will remain equal and adjusted each quarter for changes in the fair value of the obligation including any changes in the estimate of future net Avinza product sales.

The following table provides a summary of the assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2013 (in thousands):

Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Current portion of co-promote termination payments receivable	$4,257	$—	$—	$4,257
Available-for-sale securities	2,592	—	—	2,592
Long-term portion of co-promote termination payments receivable	7,916	—	—	7,916
Total Assets	$14,765	$—	$—	$14,765
Liabilities:
Current portion of contingent liabilities - CyDex	$356	$—	$—	$356
Current portion of co-promote termination liability	4,257	—	—	4,257
Long-term portion of contingent liabilities - CyDex	12,384	—	—	12,384
Liability for restricted investments owed to former licensees	389	—	—	389
Long-term portion of co-promote termination liability	7,916	—	—	7,916
Total liabilities	$25,302	$—	$—	$25,302

The following table provides a summary of the assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2012 (in thousands):

Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Current portion of co-promote termination payments receivable	$4,327	$—	$—	$4,327
Available-for-sale securities	1,426	—	—	1,426
Long-term portion of co-promote termination payments receivable	8,207	—	—	8,207
Total Assets	$13,960	$—	$—	$13,960
Liabilities:
Current portion of contingent liabilities - CyDex	$356	$—	$—	$356
Current portion of co-promote termination liability	4,327	—	—	4,327
Long-term portion of contingent liabilities - CyDex	10,543	—	—	10,543
Liability for restricted investments owed to former licensees	214	—	—	214
Long-term portion of co-promote termination liability	8,207	—	—	8,207
Total liabilities	$23,647	$—	$—	$23,647

A reconciliation of the level 3 financial instruments as of March 31, 2013 is as follows (in thousands):

Assets:
Fair value of level 3 financial instruments as of December 31, 2012	$13,960
Assumed payments made by Pfizer or assignee	(853)
Fair value adjustments	1,658
Fair value of level 3 financial instrument assets as of March 31, 2013	$14,765

Liabilities
Fair value of level 3 financial instruments as of December 31, 2012	$23,647
Assumed payments made by Pfizer or assignee	(853)
Fair value adjustments	2,508
Fair value of level 3 financial instruments as of March 31, 2013	$25,302

3. AVINZA Co-Promotion

In February 2003, Ligand and Organon Pharmaceuticals USA Inc. ("Organon") announced that they had entered into an agreement for the co-promotion of Avinza. Subsequently in January 2006, Ligand signed an agreement with Organon that terminated the Avinza co-promotion agreement between the two companies and returned Avinza co-promotion rights to Ligand. In consideration of the early termination, Ligand agreed to make quarterly royalty payments to Organon equal to 6.5% of Avinza net sales through December 31, 2012 and thereafter 6.0% through patent expiration, currently anticipated to be November of 2017.

In February 2007, Ligand and King Pharmaceuticals, Inc., ("King"), executed an agreement pursuant to which King acquired all of the Company’s rights in and to Avinza. King also assumed the Company’s co-promote termination obligation to make royalty payments to Organon based on net sales of Avinza. In connection with King’s assumption of this obligation, Organon did not consent to the legal assignment of the co-promote termination obligation to King. Accordingly, Ligand remains liable to Organon in the event of King’s default of the obligation. Therefore, Ligand recorded an asset as of February 26, 2007 to recognize King's assumption of the obligation, while continuing to carry the co-promote termination liability in the Company's consolidated financial statements to recognize Ligand’s legal obligation as primary obligor to Organon. This asset represents a non-interest bearing receivable for future payments to be made by King and is recorded at its fair value. The receivable and liability will remain equal and adjusted each quarter for changes in the fair value of the obligation including for any changes in the estimate of future net Avinza product sales. This receivable will be assessed on a quarterly basis for impairment (e.g. in the event King defaults on the assumed obligation to pay Organon).

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

A summary of the co-promote termination liability as of March 31, 2013 is as follows (in thousands):

Net present value of payments based on estimated future net Avinza product sales as of December 31, 2012	$12,534
Assumed payments made by Pfizer or assignee	(853)
Fair value adjustments	492
Total co-promote termination liability as of March 31, 2013	12,173
Less: current portion of co-promote termination liability as of March 31, 2013	4,257
Long-term portion of co-promote termination liability as of March 31, 2013	$7,916

4. Lease obligations

The Company leases office and laboratory facilities in California, Kansas, and New Jersey. These leases expire between 2014 and 2019, some of which are subject to annual increases which range from 3.0% and 3.5%. The Company currently subleases office and laboratory space in California and New Jersey. The following table provides a summary of operating lease obligations and payments expected to be received from sublease agreements as of March 31, 2013 (in thousands):

Operating lease obligations:	Lease Termination Date	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Corporate headquarters- San Diego, CA	July 2019	$693	$1,355	$1,427	$929	$4,404
Bioscience and Technology Business Center- Lawrence, KS	December 2014	57	43	—	—	100
Vacated office and research facility-San Diego, CA	July 2015	2,191	3,018	—	—	5,209
Vacated office and research facility- Cranbury, NJ	August 2016	2,563	5,165	1,089	—	8,817
Total operating lease obligations		$5,504	$9,581	$2,516	$929	$18,530

Sublease payments expected to be received:		Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Office and research facility- San Diego, CA	July 2015	$889	$1,227	$—	$—	$2,116
Office and research facility- Cranbury, NJ	August 2014 and 2016	190	564	113	—	867
Net operating lease obligations		$4,425	$7,790	$2,403	$929	$15,547

In 2010, the Company ceased use of its facility located in New Jersey. As a result, the Company recorded lease exit costs of $9.7 million for costs related to the difference between the remaining lease obligations of the abandoned operating leases, which run through August 2016, and management's estimate of potential future sublease income, discounted to present value. In addition, the Company wrote-off property and equipment with a net book value of approximately $5.4 million related to the facility closure.

As of March 31, 2013 and December 31, 2012, the Company had lease exit obligations of $8.1 million and $9.0 million, respectively. For the three months ended March 31, 2013, the Company made cash payments, net of sublease payments received of $1.0 million. The Company recognized adjustments for accretion and changes in leasing assumptions of $0.1 million for the three months ended March 31, 2013.

As part of the lease for the corporate headquarters, the Company received a tenant improvement allowance of $3.2 million. The tenant improvements were used to build out the suite for general lab and office purposes. For the year ended December 31, 2012, the Company recorded a sale leaseback transaction whereby it removed all property from its balance sheet as of the completion date of the buildout. There was no gain on the sale-leaseback.
Total rent expense under all office leases for the three months ended March 31, 2013 and 2012 was $0.2 million and $0.1 million, respectively. The Company recognizes rent expense on a straight-line basis. Deferred rent at March 31, 2013 and December 31, 2012 was $0.4 million and $0.3 million, respectively, and is included in other long-term liabilities.

5. Segment Reporting
The Company evaluates performance based on the operating profit (loss) of the respective business segments. The segment results may not represent actual results that would be expected if they were independent, stand-alone businesses. Segment information is as follows:

Balance Sheet Data:	As of March 31, 2013
	Ligand	CyDex	Total
Total assets	$29,793	$68,570	$98,363

	As of December 31, 2012
	Ligand	CyDex	Total
Total assets	$28,731	$75,529	$104,260

Operating Data:	For the three months ended March 31, 2013
	Ligand	CyDex	Total
Net revenues from external customers	$6,237	$5,414	$11,651
Operating income	1,396	2,536	3,932
Depreciation and amortization expense	59	611	670
Income tax expense from continuing operations	(66)	—	(66)
Interest expense, net	912	—	912

	For the three months ended March 31, 2012
	Ligand	CyDex	Total
Net revenues from external customers	$4,101	$1,535	$5,636
Operating (loss)	(388)	(451)	(839)
Depreciation and amortization expense	72	606	678
Income tax benefit from continuing operations	35	—	35
Income tax expense from discontinuing operations	(177)	—	(177)
Interest expense, net	701	—	701

6. Financing Arrangements

The Company has a secured term loan credit facility ("secured debt"). Under the terms of the secured debt, the Company will make interest only payments through February 2013. Subsequent to the interest only payments, the note will amortize with principal and interest payments through the remaining term of the loan. Additionally, the Company must also make an additional final payment equal to 6% of the total amount borrowed which is due at maturity and is being accreted over the life of the loan.

In March 2013, the Company prepaid $7 million of the secured term loan credit facility. Additionally, the Company paid a prepayment fee of 1% of the prepayment amount, or $0.1 million and a prorated final-payment fee of 6% of the final payment or $0.4 million.

The carrying values and the fixed contractual coupon rates of our financing arrangements are as follows (dollars in millions):

	March 31, 2013	December 31, 2012
Current portion notes payable, 8.64%, due August 1, 2014	$9,610	$10,792
Current portion notes payable, 8.9012%, due August 1, 2014	3,602	4,043
Total current portion of notes payable	$13,212	$14,835
Long-term portion notes payable, 8.64%, due August 1, 2014	$4,026	$9,837
Long-term portion notes payable, 8.9012%, due August 1, 2014	1,468	3,606
Total long-term portion of notes payable	$5,494	$13,443

7. Stockholders’ Equity

On May 31, 2012, the Company’s stockholders approved the amendment and restatement of the Company's 2002 Stock Incentive Plan to increase the number of shares available for issuance by 1.8 million shares.

Stock Option Activity

The following is a summary of the Company’s stock option plan activity and related information:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (In thousands)
Balance as of December 31, 2012	1,626,606	$14.9	7.8	$11,358
Granted	371,750	21.92
Exercised	(23,401)	13.96
Forfeited	(39,375)	19.13
Cancelled	(24,123)	30.63
Balance as of March 31, 2013	1,911,457	15.99	8.1	21,635
Exercisable as of March 31, 2013	848,436	15.78	7.0	10,482
Options vested and expected to vest as of March 31, 2013	1,911,457	15.99	8.1	21,635

The weighted-average grant date fair value of all stock options granted during the three months ended March 31, 2013 was $21.92 per share. The total intrinsic value of all options exercised during the three months ended March 31, 2013 and 2012 was approximately $0.2 million and $0.1 million, respectively. As of March 31, 2013, there was $8.8 million of total unrecognized compensation cost related to nonvested stock options. That cost is expected to be recognized over a weighted-average period of 2.9 years.

Cash received from options exercised during the three months ended March 31, 2013 and 2012 was approximately $0.3 million and $0.2 million, respectively. There is no current tax benefit related to options exercised because of Net Operating Losses (NOLs) for which a full valuation allowance has been established.

As of March 31, 2013, 1.5 million shares were available for future option grants or direct issuance under the Company's 2002 Stock Incentive Plan, as amended.

Restricted Stock Activity

Restricted stock activity for the three months ended March 31, 2013 is as follows:

	Shares	Weighted- Average Grant Date Fair Value
Nonvested at December 31, 2012	141,561	$12.52
Granted	36,775	21.92
Vested	(40,512)	21.91
Nonvested at March 31, 2013	137,824	$12.27

The weighted-average grant-date fair value of restricted stock granted during the three months ended March 31, 2013 was $21.92 per share. As of March 31, 2013, there was $1.4 million of total unrecognized compensation cost related to nonvested restricted stock. That cost is expected to be recognized over a weighted-average period of 1.7 years.

Employee Stock Purchase Plan

The Company's Employee Stock Purchase Plan, as amended and restated (the "Amended ESPP") allows participants to purchase up to 1,250 shares of Ligand common stock during each offering period, but in no event may a participant purchase more than 1,250 shares of common stock during any calendar year. The length of each offering period is six months, and employees are eligible to participate in the first offering period beginning after their hire date.

The Amended ESPP allows employees to purchase Ligand common stock at the end of each six month period at a price equal to 85% of the lesser of fair market value on either the start date of the period or the last trading day of the period (the "Lookback Provision"). The 15% discount and the Lookback Provision make the Amended ESPP compensatory.  There were no shares of common stock issued under the amended ESPP during the three months ended March 31, 2013 and 2012. The Company recorded compensation expense related to the ESPP of $5,200 and $5,900 for the three months ended March 31, 2013 and 2012, respectively. As of March 31, 2013, 86,528 shares were available for future purchases under the Amended ESPP.

Warrants

As of March 31, 2013, 163,568 warrants with an exercise price of $179.40 per warrant were outstanding to purchase an aggregate of 129,360 shares of the Company’s common stock. These warrants expire in April 2013.  The series of warrants was assumed in the acquisition of Neurogen Corporation.

Public Offering

In October 2011, we filed a Registration Statement on Form S-3 with the Securities and Exchange Commission ("SEC") for the issuance and sale of up to $30 million of equity or other securities, proceeds from which will be used for general corporate purposes. The Form S-3 provides additional financial flexibility for us to sell shares or other securities as needed at any time. As of March 31, 2013, 302,750 common shares have been issued under this registration statement for total net proceeds of approximately $5.5 million.

During the quarter ended March 31, 2013 and 2012, the Company did not issue any common shares pursuant to its at-the-market equity issuance plan.

8. Litigation
We record our estimate of a loss when the loss is considered probable and estimable. Where a liability is probable and there is a range of estimated loss and no amount in the range is more likely than any other number in the range, we record the minimum estimated liability related to the claim in accordance with ASC Topic 450 Contingencies. As additional information becomes available, we assess the potential liability related to our pending litigation and revise our estimates. Revisions in our estimates of potential liability could materially impact our results of operations.

9. Common Stock Subject to Conditional Redemption - Pfizer Settlement Agreement

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

10. Subsequent Events

In April 2013, the Company entered into a Royalty Stream and Milestone Payments purchase agreement with Selexis SA ("Selexis"), a privately held life sciences company, to acquire a portfolio of possible future royalty and milestone payment rights based on over 15 Selexis commercial license agreement programs with various pharmaceutical-company counterparties. In return, the Company paid Selexis $3.5 million in an upfront cash payment, and will pay an additional $1 million cash payment on the first anniversary of the closing. The more than 15 programs that are the subject of this transaction are based on Selexis' technology platform for cell line development and scale-up to manufacturing of therapeutic proteins and relate to pre-commercialized drugs that are currently being developed, and which should require no funding or technological support from the Company.

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Caution: This discussion and analysis may contain predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties, including those discussed in Part II, Item 1A "Risk Factors." This outlook represents our current judgment on the future direction of our business. These statements include those related to our royalty revenues, product returns, and product development. Actual events or results may differ materially from our expectations. For example, there can be no assurance that our revenues or expenses will meet any expectations or follow any trend(s), that we will be able to retain our key employees or that we will be able to enter into any strategic partnerships or other transactions. We cannot assure you that we will receive expected royalties to support our ongoing business or that our internal or partnered pipeline products will progress in their development, gain marketing approval or achieve success in the market. In addition, ongoing or future arbitration, or litigation or disputes with third parties may have a material adverse effect on us. Such risks and uncertainties, and others, could cause actual results to differ materially from any future performance suggested. We undertake no obligation to release publicly the results of any revisions to these forward-looking statements to reflect events or circumstances arising after the date of this quarterly report. This caution is made under the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended.

Our trademarks, trade names and service marks referenced herein include Ligand. Each other trademark, trade name or service mark appearing in this quarterly report belongs to its owner.

References to "Ligand Pharmaceuticals Incorporated", "Ligand", the "Company", "we" or "our" include our wholly owned subsidiaries—Ligand JVR, Allergan Ligand Retinoid Therapeutics, Seragen, Inc., or Seragen; Pharmacopeia, LLC; Neurogen Corporation, CyDex Pharmaceuticals, Inc., Metabasis Therapeutics, and Nexus Equity VI LLC, or Nexus.

Overview

We are a biotechnology company that operates with a business model focused on developing or acquiring revenue generating assets and coupling them to a lean corporate cost structure. Our goal is to create a sustainably profitable business and generate meaningful value for our stockholders. Since a portion of our business model is based on the goal of partnering with other pharmaceutical companies to commercialize and market our assets, a significant amount of our revenue is based largely on payments made to us by partners for royalties, milestones and license fees. We recognized the important role of the drug reformulation segment in the pharmaceutical industry and in 2011 added Captisol® to our technology portfolio. Captisol is a powerful formulation technology that has enabled six FDA approved products, including Onyx's Kyprolis® and Baxter International's Nexterone® and is currently being developed in a number of clinical-stage partner programs. In comparison to our peers, we believe we have assembled one of the largest and most diversified asset portfolios in the industry with the potential to generate significant revenue in the future. The therapies in our development portfolio address the unmet medical needs of patients for a broad spectrum of diseases including hepatitis, muscle wasting, multiple myeloma, Alzheimer’s disease, dyslipidemia, diabetes, anemia, epilepsy, FSGS and osteoporosis. We have established multiple alliances with the world’s leading pharmaceutical companies including GlaxoSmithKline, Onyx Pharmaceuticals, Merck, Pfizer, Baxter International, Bristol-Myers Squibb, Celgene, Lundbeck Inc., Eli Lilly and Co., Spectrum Pharmaceuticals, Inc. and The Medicines Company.

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

In early 2013 we received a $1.4 million milestone payment from Retrophin, Inc. and remitted $0.2 million to former license holders under the terms of a previous license agreement for RE-021.

In March 2013, we entered into a License Agreement with Spectrum Pharmaceuticals, Inc. ("Spectrum"). Under the License Agreement, we granted to Spectrum an exclusive, nontransferable, worldwide license to such intellectual property rights that will enable Spectrum to develop and potentially commercialize Captisol-enabled® propylene glycol-free melphalan. Contemporaneously with the entry into the license agreement, we entered into a supply agreement to provide Captisol to Spectrum. Under the Supply Agreement, Spectrum agreed to purchase its Captisol requirements for the development of the compound contemplated by the license agreement, as well as any Captisol required for any product that is successfully commercialized. We received a non-refundable license issuance fee of $3 million. Additionally, we are entitled to milestone payments and royalties on future net sales of the Captisol-enabled melphalan product. This program is currently enrolling patients in a pivotal clinical trial.
In April 2013, we entered into a Royalty Stream and Milestone Payments Purchase Agreement with Selexis SA ("Selexis"), to acquire a portfolio of possible future royalty and milestone payment rights based on over 15 Selexis commercial license agreement programs with various pharmaceutical-company counterparties. In return, we paid Selexis an upfront payment of $3.5 million, and expect to make an additional $1 million cash payment on the first anniversary of the closing.
Results of Operations

Three Months Ended March 31, 2013 and 2012
Total revenues for the three months ended March 31, 2013 were $11.7 million compared to $5.6 million for the same period in 2012. We reported income from continuing operations of $1.3 million and a loss from continuing operations of $0.7 million for the three months ending March 31, 2013 and 2012, respectively.

Royalty Revenue
Royalty revenues were $5.8 million for the three months ended March 31, 2013, compared to $3.1 million for the same period in 2012. The increase in royalty revenue is primarily due to an increase in Promacta and Kyprolis royalties.

Material Sales

We recorded material sales of $1.5 million for the three months ended March 31, 2013, compared to $0.7 million for the same period in 2012. The increase in material sales for the three months ended March 31, 2013 is primarily due to timing of customer purchases of Captisol.

Collaborative Research and Development and Other Revenues
We recorded collaborative research and development and other revenues of $4.3 million for the three months ended March 31, 2013, compared to $1.9 million for the same period in 2012. The increase of $2.4 million for the three months ended March 31, 2013, compared to the same period in 2012, is primarily due to the licensing of Captisol-enabled Melphalan to Spectrum in March 2013.

Cost of Sales
Cost of sales were $0.7 million for the three months ended March 31, 2013, compared to $0.2 million for the same period in 2012. The increase of $0.5 million for the three months ended March 31, 2013, compared to the same period in 2012, is primarily due to an increase in material sales.

Research and Development Expenses
Research and development expenses were $2.5 million for the three months ended March 31, 2013, compared to $2.8 million for the same periods in 2012. The decrease of $0.3 million for the three months ended March 31, 2013, compared to the same period in 2012, is primarily due to timing of costs associated with internal programs.

As summarized in the table below, we are developing several proprietary products for a variety of indications. Our programs are not limited to the following, but are representative of a range of future licensing opportunities to expand our partnered asset portfolio.

Program	Disease/Indication	Development Phase

Selective Androgen Receptor Modulator	Various	Phase II-ready
Captisol-enabled Topiramate	Epilepsy	PhaseI/II
Glucagon Receptor Antagonist	Diabetes	Pre-IND
HepDirect™	Liver Diseases	Preclinical
Oral Human Granulocyte Colony Stimulating Factor	Neutropenia	Preclinical
Oral Erythropoietin	Anemia	Preclinical

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

General and Administrative Expenses
General and administrative expenses were $4.5 million for the three months ended March 31, 2013, compared to $3.4 million for the same period in 2012. The increase of $1.1 million for the three months ended March 31, 2013, compared to the same period in 2012, is primarily due to an increase in share-based compensation expense and other headcount related expenses.

Lease Exit and Termination Costs
In September 2010, we ceased use of our facility located in Cranbury, New Jersey. As a result, during the quarter ended September 30, 2010, we recorded lease exit costs of $9.7 million for costs related to the difference between the remaining lease obligations of the abandoned operating leases, which run through August 2016, and management’s estimate of potential future sublease income, discounted to present value. Actual future sublease income may differ materially from our estimate, which would result in us recording additional expense or reductions in expense. In addition, we wrote-off approximately $5.4 million of property and equipment related to the facility closure and recorded approximately $1.8 million of severance related costs. We recorded $0.1 million in lease exit and termination costs for the three months ending March 31, 2013 and 2012.

Interest Expense, net
Interest expense was $0.9 million for the three months ended March 31, 2013, compared to $0.7 million for the same period in 2012. The increase in interest expense of $0.2 million for the three month period ending March 31, 2013 is due to additional costs associated with the loan payoff for the three months ended March 31, 2013.

Change in Contingent Liabilities
We recorded an increase in contingent liabilities of $1.8 million for the three months ended March 31, 2013, compared to a decrease in contingent liabilities of $0.5 million for the three months ended March 31, 2012. The increase for the three months ended March 31, 2013 relates to an increase in the liability for amounts potentially due to holders of CVRs and former license holders associated with our CyDex acquisition. The decrease for the three months ended March 31, 2012 is due to a decrease in Metabasis CVRs of $1.1 million. Partially offsetting, amounts potentially due to CyDex CVR holders and former license holders increased $0.6 million.

Income Taxes
We recorded income tax expense from continuing operations of $0.1 million for the three months ended March 31, 2013. We recorded an income tax benefit from continuing operations of $35,000 for the three months ended March 31, 2012. The income tax benefit for the three months ended March 31, 2012 relates to losses from continuing operations which may be used to offset income from discontinued operations.

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

During the three months ended March 31, 2013 and 2012, there were no pre-tax gains or losses recognized due to subsequent changes in certain estimates and liabilities recorded as of the sale date.

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

During the three months ended March 31, 2013, we recognized a pre-tax gain of $0.2 million, due to subsequent changes in certain estimates and liabilities recorded as of the sale date, compared to a pre-tax gain of $2.0 million for the same period of 2012.

Income Taxes
We did not record any provision for income taxes related to discontinued operations for the three month period ended March 31, 2013. We recorded income tax expense related to discontinued operations of $0.2 million for the three month period ending March 31, 2012.

Liquidity and Capital Resources

We have financed our operations through offerings of our equity securities, borrowings from long-term debt, issuance of convertible notes, product sales and the subsequent sales of our commercial assets, royalties, collaborative research and development and other revenues, capital and operating lease transactions.

We have incurred significant losses since inception. At March 31, 2013, our accumulated deficit was $681.3 million and we had negative working capital of $15.3 million. We believe that cash flows from operations will improve due to Captisol® sales, an increase in royalty revenues driven primarily from continued increases in Promacta and Kyprolis sales, recent product approvals and regulatory developments, as well as anticipated new license and milestone revenues. In the event revenues and operating cash flows do not meet expectations, management plans to reduce discretionary expenses. However, it is possible that we may be required to seek additional financing. There can be no assurance that additional financing will be available on terms acceptable to management, or at all. We believe our available cash, cash equivalents, and short-term investments as well as our current and future royalty, license and milestone revenues will be sufficient to satisfy our anticipated operating and capital requirements, through at least the next twelve months. Our future operating and capital requirements will depend on many factors, including, but not limited to: the pace of scientific progress in our research and development programs; the potential success of these programs; the scope and results of preclinical testing and clinical trials; the time and costs involved in obtaining regulatory approvals; the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims; competing technological and market developments; the amount of royalties on sales of the commercial products of our partners; the efforts of our collaborative partners; obligations under our operating lease agreements; and the capital requirements of any companies we acquire.

In January 2011, we entered into a $20 million secured term loan credit facility ("secured debt") with Oxford Financial Group ("Oxford"). The loan was amended in January 2012 to increase the secured credit facility to $27.5 million. The original $20 million borrowed under the facility bears interest at a fixed rate of 8.6%. The additional $7.5 million bears interest at a fixed rate of 8.9%. Under the terms of the secured debt, we made interest only payments through February 2013. Subsequent to the interest only payments, the note amortizes with principal and interest payments through the remaining term of the loan. Additionally, we must also make an additional final payment equal to 6% of the total amount borrowed which is due at maturity and is being accreted over the life of the loan. The maturity date of the term loan is August 1, 2014.

In March 2013, the Company prepaid $7 million of the secured term loan credit facility. Additionally, we paid a prepayment fee of 1% of the prepayment amount, or $0.1 million and a prorated final-payment fee of 6% of the final payment or $0.4 million.

In October 2011, we filed a Registration Statement on Form S-3 with the SEC for the issuance and sale of up to $30 million of equity or other securities, proceeds from which will be used for general corporate purposes. The Form S-3 provides additional financial flexibility for us to sell shares or other securities as needed at any time. As of March 31, 2013, 302,750 common shares have been issued under this registration statement for total net proceeds of approximately $5.5 million. During the quarter ended March 31, 2013 and 2012, the Company did not issue any common shares pursuant to its at-the-market equity issuance plan.

In connection with the acquisition of CyDex on January 24, 2011, we issued a series of CVRs and assumed certain contractual obligations. We paid the CVR holders $4.3 million in January 2012 and may be required to pay up to an additional $8.0 million upon achievement of certain clinical and regulatory milestones to the CyDex CVR holders and former license holders. In 2011, $0.9 million was paid to the CyDex Shareholders upon completion of a licensing agreement with The Medicines Company for the Captisol enabled Intravenous formulation of Clopidogrel. An additional $2 million was paid to the CyDex Shareholders upon acceptance by the FDA of the New Drug Application submitted by Onyx and an additional $3.5 million was paid upon approval by the FDA of Kyprolis for the potential treatment of patients with relapsed and refractory multiple myeloma. In addition, we will pay CyDex shareholders, for each respective year from 2011 through 2016, 20% of all CyDex-related revenue, but only to the extent that and beginning only when CyDex-related revenue for such year exceeds $15.0 million; plus an additional 10% of all CyDex-related revenue recognized during such year, but only to the extent that and beginning only when aggregate CyDex-related revenue for such year exceeds $35.0 million. We paid $0.2 million to the CyDex shareholders in March 2012 for 20% of all 2011 CyDex-related revenue in excess of $15 million. For the year ended December 31, 2012, CyDex related revenue did not exceed $15 million. Pursuant to the Contingent Value Rights Agreement ("CVR Agreement"), the shareholders' representative on behalf of the former CyDex shareholders filed a notice of objection with us regarding the calculation of payments due to the CyDex former shareholders for the first and second quarters of 2011. In addition, the shareholders' representative claimed that we exceeded the $35 million financial indebtedness limitation contained in the CVR Agreement. In August 2012, we executed a settlement agreement with the shareholders' representative releasing us from all claims.

We are also required by the CyDex CVR Agreement to dedicate at least five experienced full-time employee equivalents per year to the acquired business and to invest at least $1.5 million per year, inclusive of such employee expenses, in the acquired business, through 2015. As of March 31, 2013, we anticipate that we will exceed our commitment for the year ending December 31, 2013.

Based on management’s plans, including projected increases in Captisol sales and royalty revenues, as well as anticipated new license revenue and expense reductions, if necessary, we believe our currently available cash, cash equivalents, and short-term investments as well as our current and future royalty, license and milestone revenues will be sufficient to satisfy our anticipated operating and capital requirements, through at least the next 12 months. Our future operating and capital requirements will depend on many factors, including, but not limited to: the pace of scientific progress in our research and development programs; the magnitude of these programs; the scope and results of preclinical testing and clinical trials; the time and costs involved in obtaining regulatory approvals; the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims; competing technological and market developments; the amount of royalties on sales of our partners’ commercial products; the efforts of our collaborative partners; obligations under our operating lease agreements; and the capital requirements of any companies we may acquire, including Neurogen, Metabasis and CyDex. We believe that the actions presently being taken to generate sufficient operating cash flow provide the opportunity for us to continue as a going concern.  While we believe in the viability of our strategy to generate sufficient operating cash flow and in our ability to raise additional funds, there can be no assurances to that effect. Our ability to achieve our operational targets is dependent upon our ability to further implement our business plan and generate sufficient operating cash flow.

Operating Activities

Operating activities generated cash of $2.1 million for the three months ended March 31, 2013, compared to $0.3 million of cash used in operating activities for the same period in 2012.

The cash generated for the three months ended March 31, 2013 reflects net income of $1.5 million, adjusted by $0.2 million of gain from discontinued operations and $3.8 million of non-cash items to reconcile the net income to net cash generated in operations. These reconciling items primarily reflect depreciation and amortization of $0.7 million, share-based compensation of $1.1 million, the non-cash change in the estimated fair value of contingent liabilities of $1.8 million, the change in deferred income taxes of $0.1 million and accretion of note payable of $0.1 million. The cash generated during the three months ended March 31, 2013 is further impacted by changes in operating assets and liabilities due primarily to a decrease in accounts payable and accrued liabilities of $2.1 million, a decrease in deferred revenue of $0.2 million, an increase in other current assets of $0.2 million, and a decrease in other liabilities of $0.1 million. Partially offset by decreases in other long-term assets of $0.1 million and a decrease in inventory of $0.1 million. Cash used in operating activities of discontinued operations was $0.6 million for the three months ended March 31, 2013.

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

Investing Activities

Investing activities used cash of $34,000 for the three months ended March 31, 2013, compared to $3.9 million of cash provided by investing activities for the same 2012 period.

Cash used by investing activities during the three months ended March 31, 2013 primarily reflects purchases of property and equipment.

Cash provided by investing activities during the three months ended March 31, 2012, primarily reflects $8.5 million of net proceeds from the sale of short-term investments, offset by $4.5 million paid to CyDex CVR holders.

Financing Activities

Financing activities used cash of $9.4 million for the three months ended March 31, 2013, compared to cash used by financing activities of $0.8 million for the same 2012 period.

Cash used by financing activities for the three months ended March 31, 2013 primarily reflects $9.7 million of repayment of debt, partially offset by proceeds from stock option exercises of $0.3 million.

Cash used by financing activities for the three months ended March 31, 2012 primarily reflects $8.5 million for the repayment of debt, partially offset by $7.5 million of proceeds from the issuance of debt. Additionally, proceeds from the issuance of common stock resulted in $0.2 million of cash generated from financing activities.

Other

In connection with the acquisition of Metabasis on January 27, 2010, Metabasis security holders received CVRs under four CVR agreements. The CVRs entitle the holders to cash payments upon the sale or licensing of certain assets and upon the achievement of specified milestones. The fair value of the liability at March 31, 2013 and December 31, 2012 was zero.

In connection with the acquisition of CyDex on January 24, 2011, we issued a series of CVRs and also assumed certain contingent liabilities. In 2011, $0.9 million was paid to the CyDex Shareholders upon completion of a licensing agreement with The Medicines Company for the Captisol enabled Intravenous formulation of Clopidogrel. An additional $2.0 million was paid to the CyDex Shareholders upon acceptance by the FDA of Onyx’s NDA, $4.3 million was paid in January 2012, as contractually obligated, and an additional $3.5 million was paid upon approval by the FDA of Kyprolis for the potential treatment of patients with relapsed and refractory multiple myeloma. We may be required to pay an additional $8.0 million upon achievement of certain clinical and regulatory milestones to the CyDex shareholders and former license holders. In addition, we will pay CyDex shareholders, for each respective year from 2013 through 2016, 20% of all CyDex-related revenue, but only to the extent that and beginning only when CyDex-related revenue for such year exceed $15.0 million; plus an additional 10% of all CyDex-related revenue recognized during such year, but only to the extent that and beginning only when aggregate CyDex-related revenue for such year exceeds $35.0 million. We paid $0.2 million to the CyDex shareholders in March 2012 related to 2011 CyDex-related revenue. There was no revenue sharing payment for the three months ended March 31, 2013. The estimated fair value of the contingent liabilities recorded as part of the CyDex acquisiton at March 31, 2013 was $12.7 million.

Leases And Off-Balance Sheet Arrangements

We lease our office and research facilities under operating lease arrangements with varying terms through November 2021. A portion of our agreements provide for increases in annual rents based on changes in the Consumer Price Index or fixed percentage increases ranging from 3.0% to 3.5%. Commencing in January 2008, we also sublease a portion of our facilities through July 2015. The sublease agreement provides for a 3% increase in annual rents. We had no off-balance sheet arrangements at March 31, 2013 and December 31, 2012.

Contractual Obligations

As of March 31, 2013, future minimum payments due under our contractual obligations are as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations (1)	$18,530	$5,504	$9,581	$2,516	$929

(1)
We currently sublease a portion of our facilities through their respective lease terms of July 2015, August 2014 and August 2016. As of March 31, 2013, we expect to receive aggregate future minimum lease payments totaling $3.0 million (nondiscounted) over the duration of the sublease agreements as follows: less than one year, $1.1 million; one to three years, $1.8 million; and three to five years, $0.1 million.

We outsource the production of Captisol to Hovione, LLC. Under the terms of the supply agreement with Hovione, the Company has ongoing minimum annual purchase commitments and is required to purchase a total of $15 million of Captisol over the term of the supply agreement which expires in December 2019. Through March 31, 2013 we have exceeded that commitment. Either party may terminate the Agreement for the uncured material breach or bankruptcy of the other party or an extended force majeure event. The Company may also terminate the supply agreement for extended supply interruption, regulatory action related to Captisol or other specified events.

Under the terms of our merger with Metabasis, we are committed to spend at least $7 million within 30 months following the close of the transaction and $8.0 million within 42 months in new research and development funding on the Metabasis programs. Through March 31, 2013, we estimate that we have spent approximately $7.9 million of the committed amount.

We are also required under our CyDex CVR Agreement to invest at least $1.5 million per year, inclusive of employee expenses, in the acquired business, through 2015. As of March 31, 2013, we estimate we will exceed that amount for the year ended December 31, 2013.

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

As a result of material weaknesses in our internal control over financial reporting relating to the accounting for non-routine transactions and the controls over the determination of fair value of contingent liabilities, management has reassessed the effectiveness of our disclosure controls and procedures and have determined that our disclosure controls and procedures were not effective as of March 31, 2013. Despite the material weaknesses in our internal control, management believes no material inaccuracies or omissions of fact exist in this quarterly report.

Remediation Plan. As a result of the material weaknesses associated with non-routine transactions, we have added a corporate controller to our finance and accounting staff.  While we had processes to identify and intelligently apply accounting standards to complex transactions, we did not have adequate numbers of highly skilled accountants to provide for a detailed analysis, documentation and review of such transactions. Additionally, we plan to enhance our controls over the determination of the fair value of contingent liabilities by including a formal review of mathematical calculations and completeness of such calculations. These material weaknesses prevented us from properly reporting the financial information for previous interim and annual periods, and we have filed restated 10-Q and 10-K reports for the applicable periods. Management will continue to review and make necessary changes to the overall design of its internal control environment, as well as to policies and procedures to improve the overall effectiveness of internal control over financial reporting.

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

Securities Litigation
On June 8, 2012, a federal securities class action and shareholder derivative lawsuit was filed in the Eastern District of Pennsylvania against Genaera Corporation and its officers, directors, major shareholders and trustee ("Genaera Defendants") for allegedly breaching their fiduciary duties to Genaera shareholders.  The lawsuit also names the Company and its CEO John Higgins as additional defendants for allegedly aiding and abetting the Genaera Defendants' various breaches of fiduciary duties based on the Company's purchase of a licensing interest in a development-stage pharmaceutical drug program from the Genaera Liquidating Trust in May 2010 and its subsequent sale of half of its interest in the transaction to Biotechnology Value Fund, Inc.
On December 19, 2012, plaintiff filed an amended complaint asserting substantially similar claims against the Company and Mr. Higgins.  The amended complaint seeks unspecified damages, disgorgement, punitive damages, attorneys' fees and costs.  On February 4, 2013, the Company filed a motion to dismiss plaintiff's amended complaint with prejudice.  Plaintiff filed an opposition to the motion to the Company's motion to dismiss on May 3, 2013, and the Company's reply is due on June 3, 2013. The Company intends to continue to vigorously defend against the claims against it and Mr. Higgins in the lawsuit.  Due to the complex nature of the legal and factual issues involved, however, the outcome of this matter is not presently determinable.

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

We currently have one supplier of Captisol, Hovione FarmaCiencia SA, or Hovione, through its agent Hovione LLC. Hovione is a major supplier of APIs and API intermediates located in Portugal. Hovione has other production sites in Cork, Ireland, Macau, China, and Zhejiang, China, but those sites are not yet fully qualified to make Captisol. If a major disaster were to happen at Hovione or Hovione were to suffer major production problems or were to fail to deliver Captisol to us for any other reason, there could be a significant interruption of our Captisol supply. While we carry a significant inventory of Captisol for this type of occurrence, which should permit us to satisfy our existing supply obligations for the next twelve months under current and anticipated demand conditions, a series of unusually large orders could rapidly deplete that inventory and cause significant problems with our licensees and disrupt our business. In addition, if we fail to supply Captisol under our supply agreements, our customers could obtain the right to have Captisol manufactured by other suppliers, which would significantly harm our business.

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

The initially filed patents relating to Captisol expired starting in 2010 in the United States and will expire by 2016 in most countries outside the U.S. We have also obtained patent protection in the U.S. through 2025 on one or more Agglomerated forms of Captisol and through 2029 on one or more High Purity forms of Captisol. We have obtained patent protection on a number of combinations of APIs and Captisol through three combination patents in the U.S., and we have applied for additional combination patents in the U.S. relating to the combination of Captisol with specific APIs. Our U.S. combination patent relating to Fosphenytoin expires June 12, 2018 and our U.S. combination patent relating to Amiodarone expires May 4, 2022. Our U.S. combination patent relating to one of our early-stage product candidates expires March 19, 2022. There is no guarantee that these patents will be sufficient to prevent competitors from creating a generic form of Captisol and competing against us, or from developing combination patents for products that will prevent us from developing products using those APIs. In addition, most of the agreements in our Captisol outlicensing business, provide that once the relevant patent expires, the amount of royalties we receive will be reduced or eliminated.

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

We have entered into several out-licensing agreements for the development and commercialization of our products. We currently depend on our arrangements with our outlicensees to sell products using our Captisol technology. These agreements generally provide that outlicensees may terminate the agreements at will. If our outlicensees discontinue sales of products using our Captisol technology, fail to obtain regulatory approval for their products using our Captisol technology, fail to satisfy their obligations under their agreements with us, or otherwise choose to utilize a generic form of Captisol should it become available, or if we are unable to establish new licensing and marketing relationships, our financial results and growth prospects would be materially affected. Further, under most of our Captisol outlicenses, the amount of royalties we receive will be reduced or will cease when the relevant patent expires. While we have other more recent patents relating to Captisol with later expiration dates (for example, our high purity patent, U.S. Patent No. 7,635,773 is not expected to expire until 2029 and our morphology patent, U.S. Patent No. 7,629,331 is not expected to expire until 2025), the initially filed patents relating to Captisol expired starting in 2010 in the U.S. and will expire by 2016 in most countries outside the U.S. If our other intellectual property rights are not sufficient to prevent a generic form of Captisol from coming to market and if in such case our outlicensees choose to terminate their agreements with us, the source of the vast majority of our Captisol revenue may cease to exist.

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
Our operations have consumed substantial amounts of cash since inception. As of March 31, 2013, we had negative working capital of $15.3 million. Clinical and preclinical development of drug candidates is a long, expensive and uncertain process. Also, we may acquire companies, businesses or products and the consummation of such acquisitions may consume additional cash. For example, in connection with our 2011 acquisition of CyDex, we entered into a $20 million Loan and Security Agreement, or the Loan Agreement, with a lender. The loan was amended in January 2012 to increase the secured credit facility to $27.5 million. The original $20 million borrowed under the facility bears interest at a fixed rate of 8.6%. The additional $7.5 million bears interest at a fixed rate of 8.9%. Under the terms of the secured debt, we will make interest only payments through March 2013. Subsequent to the interest only payments, the note will amortize with principal and interest payments through the remaining term of the loan. Additionally, we must also make an additional final payment equal to 6% of the total amount borrowed which is due at maturity and is being accreted over the life of the loan. The maturity date of the term loan is August 1, 2014.

In March 2013, the Company prepaid $7 million of the secured term loan credit facility. Additionally, the Company paid a prepayment fee of 1% of the prepayment amount, or $0.1 million and a prorated final-payment fee of 6% of the final payment or $0.4 million.

In October 2011, we filed a Registration Statement on Form S-3 with the SEC for the issuance and sale of up to $30 million of equity or other securities, proceeds from which will be used for general corporate purposes. The Form S-3 provides additional financial flexibility for us to sell shares or other securities as needed at any time. As of March 31, 2013, 302,750 common shares have been issued under this registration statement for total net proceeds of approximately $5.5 million. During the quarter ended March 31, 2013 and 2012, respectively, the Company did not issue any common shares pursuant to its at-the-market equity issuance plan.

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

We were founded in 1987. We have incurred significant losses since our inception. As of March 31, 2013, our accumulated deficit was $681.3 million.

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

As described in Item 4, we identified material weaknesses as a result of improper accounting for non-routine transactions and the controls over the determination of fair value of contingent liabilities. Our audit committee, after consultation with management has determined that the material weaknesses were a result of inadequate staffing and review processes. As a result of the material weaknesses associated with non-routine transactions, we have added a corporate controller to our finance and accounting staff. While we had processes to identify and apply accounting standards to complex transactions, we enhanced these processes with the addition of a resource with the ability to research and understand the nuances of complex accounting standards. Additionally, we plan to enhance our controls over the determination of the fair value of contingent liabilities by including a formal review of mathematical calculations and completeness of such calculations. Given the material weaknesses, our audit committee, after consultation with management determined that we did not maintain effective internal control over financial reporting. The existence of one or more material weaknesses or significant deficiencies could result in errors in our consolidated financial statements. Substantial costs and resources may be required to rectify any internal control deficiencies. If we fail to achieve and maintain the adequacy of our internal controls in accordance with applicable standards, we may be unable to conclude on an ongoing basis that we have effective internal controls over financial reporting. If we cannot produce reliable financial reports, our business and financial condition could be harmed, investors could lose confidence in our reported financial information, or the market price of our stock could decline significantly. In addition, our ability to obtain additional financing to operate and expand our business, or obtain additional financing on favorable terms, could be materially and adversely affected, which, in turn, could materially and adversely affect our business, our financial condition and the market value of our securities. Moreover, our reputation with customers, lenders, investors, securities analysts and others may be adversely affected.

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

In addition, King assumed our obligation to make payments to Organon based on net sales of Avinza (the fair value of which was $12.2 million as of March 31, 2013).  We remain liable to Organon in the event King defaults on this obligation. Any requirement to pay a material amount to Organon, could adversely affect our business and the price of our securities.

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

Our investment securities consist primarily of money market funds, corporate debt obligations, equity investments and U.S. government agency securities. We do not have any auction rate securities. Recently, there has been concern in the credit markets regarding the value of a variety of mortgage-backed securities and the resultant effects on various securities markets. We cannot provide assurance that our investments are not subject to adverse changes in market value. If our investments experience adverse changes in market value, we may have less capital to fund our operations.

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

Date:	May 8, 2013	By:	/s/ John P. Sharp
John P. Sharp
Vice President, Finance and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description

2.1 (1)	Agreement and Plan of Merger, by and among the Company, Pharmacopeia, Inc., Margaux Acquisition Corp. and Latour Acquisition, LLC, dated as of September 24, 2008 (Filed as Exhibit 2.1).
2.2 (2)	Agreement and Plan of Merger, by and among the Company, Neurogen Corporation and Neon Signal, LLC, dated as of August 23, 2009 (Filed as Exhibit 10.1).
2.3 (3)	Amendment to Agreement and Plan of Merger, by and among the Company, Neurogen Corporation, and Neon Signal, LLC, dated September 18, 2009 (Filed as Exhibit 10.1).
2.4 (3)	Amendment No. 2 to Agreement and Plan of Merger, by and among the Company, Neurogen Corporation, and Neon Signal, LLC, dated November 2, 2009 (Filed as Exhibit 10.2).
2.5 (4)	Amendment No. 3 to Agreement and Plan of Merger, by and among the Company, Neurogen Corporation, and Neon Signal, LLC, dated December 17, 2009 (Filed as Exhibit 10.1).
2.6 (5)	Certificate of Merger for acquisition of Neurogen Corporation (Filed as Exhibit 2.1).
2.7 (6)	Agreement and Plan of Merger, dated as of October 26, 2009, by and among the Company, Metabasis Therapeutics, Inc., and Moonstone Acquisition, Inc (Filed as Exhibit 10.1).
2.8 (7)
Amendment to Agreement and Plan of Merger, by and among the Company, Metabasis Therapeutics, Inc., Moonstone Acquisition, Inc., and David F. Hale as Stockholders’ Representative, dated November 25, 2009 (Filed as Exhibit 10.1).

2.9 (8)	Certificate of Merger for acquisition of Metabasis Therapeutics, Inc. dated January 27, 2010 (Filed as Exhibit 2.1).
2.10 (9)	Certificate of Merger, dated and filed January 24, 2011 (Filed as Exhibit 2.1).
2.11 (9)	Agreement and Plan of Merger, by and among the Company, CyDex Pharmaceuticals, Inc., and Caymus Acquisition, Inc., dated January 14, 2011 (Filed as Exhibit 10.1).
3.1 (10)	Amended and Restated Certificate of Incorporation of the Company (Filed as Exhibit 3.1).
3.2 (10)	Bylaws of the Company, as amended (Filed as Exhibit 3.3).
3.3 (11)	Amended Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Company (Filed as Exhibit 3.3).
3.4 (12)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company dated June 14, 2000 (Filed as Exhibit 3.5).
3.5 (13)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company dated September 30, 2004 (Filed as Exhibit 3.6).
3.6 (14)	Amendment of the Bylaws of the Company dated November 8, 2005 (Filed as Exhibit 3.1).
3.7 (15)	Amendment of Bylaws of the Company dated December 4, 2007 (Filed as Exhibit 3.1).
4.1 (16)	Specimen stock certificate for shares of Common Stock of the Company.
4.4 (17)	2006 Preferred Shares Rights Agreement, by and between the Company and Mellon Investor Services LLC, dated as of October 13, 2006 (Filed as Exhibit 4.1).
10.1 (18)	Sixth Amendment to Loan and Security Agreement, by and between the Company and Oxford
10.2 †	License Agreement, by and between CyDex and Spectrum Pharmaceuticals, Inc., dated as of March 8, 2013
10.3 †	Supply Agreement, by and between CyDex and Spectrum Pharmaceuticals, Inc., dated as of March 8, 2013
24.1 (19)	Power of Attorney (Filed as Exhibit 24.1).
31.1	Certification by Principal Executive Officer, Pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Principal Financial Officer, Pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification by Principal Executive Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification by Principal Financial Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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

(17)	This exhibit was previously filed as part of, and is being incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on October 17, 2006.

(18)	This exhibit was previously filed as part of, and is being incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on March 25, 2013.

(19)	This exhibit was previously filed as part of, and is being incorporated by reference to the numbered exhibit filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

†	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted and submitted separately to the Securities and Exchange Commission.

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