Form 10-Q
period 2013-06-30
LIGAND PHARMACEUTICALS INC
filed 2013-08-01
CIK 886163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________________________
FORM 10-Q
________________________________________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2013 or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 1, 2013, the registrant had 20,440,863 shares of common stock outstanding.

LIGAND PHARMACEUTICALS INCORPORATED
QUARTERLY REPORT

FORM 10-Q

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
LIGAND PHARMACEUTICALS INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share data)

	June 30,	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$5,923	$12,381
Accounts receivable	699	4,589
Inventory	2,265	1,697
Other current assets	1,211	829
Current portion of co-promote termination payments receivable	4,472	4,327
Total current assets	14,570	23,823
Restricted cash and investments	4,162	2,767
Property and equipment, net	804	788
Deferred income taxes	8	8
Intangible assets, net	54,245	55,912
Goodwill	12,238	12,238
Commercial license rights	4,571	—
Long-term portion of co-promote termination payments receivable	8,579	8,207
Other assets	394	517
Total assets	$99,571	$104,260
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,755	$5,854
Accrued liabilities	4,021	4,961
Current portion of contingent liabilities	780	356
Current portion of deferred income taxes	1,581	1,581
Current portion of note payable	13,600	14,835
Current portion of co-promote termination liability	4,472	4,327
Current portion of lease exit obligations	2,910	3,039
Current portion of deferred revenue	452	486
Total current liabilities	32,571	35,439
Long-term portion of note payable	1,970	13,443
Long-term portion of co-promote termination liability	8,579	8,207
Long-term portion of deferred revenue, net	2,085	2,369
Long-term portion of lease exit obligations	4,305	5,963
Deferred income taxes	901	725
Long-term portion of contingent liabilities	9,219	10,543
Other long-term liabilities	673	1,086
Total liabilities	60,303	77,775
Commitments and Contingencies
Stockholders' equity:
Common stock, $0.001 par value; 33,333,333 shares authorized; 21,435,847 and 21,278,606 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	21	21
Additional paid-in capital	755,305	751,503
Accumulated other comprehensive income	1,395	—
Accumulated deficit	(675,173)	(682,759)
Treasury stock, at cost; 1,118,222 shares at June 30, 2013 and December 31, 2012, respectively	(42,280)	(42,280)
Total stockholders' equity	39,268	26,485
Total liabilities and stockholders' equity	$99,571	$104,260

See accompanying notes.

LIGAND PHARMACEUTICALS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenues:
Royalties	$4,916	$2,983	$10,742	$6,043
Material sales	3,993	1,665	5,532	2,332
Collaborative research and development and other revenues	671	1,094	4,957	3,003
Total revenues	9,580	5,742	21,231	11,378
Operating costs and expenses:
Cost of sales	1,214	435	1,877	590
Research and development	2,022	2,850	4,487	5,668
General and administrative	4,306	3,858	8,808	7,273
Lease exit and termination costs	44	414	132	501
Write-off of in-process research and development	480	—	480	—
Total operating costs and expenses	8,066	7,557	15,784	14,032
Income (loss) from operations	1,514	(1,815)	5,447	(2,654)
Other income (expense):
Interest expense, net	(453)	(762)	(1,361)	(1,463)
Decrease (increase) in contingent liabilities	2,741	(1,415)	900	(902)
Other, net	2	2	188	256
Total other income (expense), net	2,290	(2,175)	(273)	(2,109)
Income (loss) before income taxes	3,804	(3,990)	5,174	(4,763)
Income tax expense	(110)	(338)	(176)	(303)
Income (loss) from continuing operations	3,694	(4,328)	4,998	(5,066)
Discontinued operations:
Gain on sale of Avinza Product Line before income taxes	2,397	1,608	2,588	3,656
Income tax benefit on discontinued operations	—	191	—	14
Income from discontinued operations	2,397	1,799	2,588	3,670
Net income (loss):	$6,091	$(2,529)	$7,586	$(1,396)
Basic per share amounts:
Income (loss) from continuing operations	$0.18	$(0.22)	$0.25	$(0.26)
Income from discontinued operations	0.12	0.09	0.13	0.19
Net income (loss)	$0.30	$(0.13)	$0.38	$(0.07)

Diluted per share amounts:
Income (loss) from continuing operations	$0.18	$(0.22)	$0.24	$(0.26)
Income from discontinued operations	0.12	0.09	0.13	0.19
Net income (loss)	$0.30	$(0.13)	$0.37	$(0.07)

Weighted average number of common shares-basic	20,258,618	19,749,266	20,223,634	19,728,852
Weighted average number of common shares-diluted	20,427,360	19,749,266	20,277,763	19,728,852

See accompanying notes.

LIGAND PHARMACEUTICALS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in thousands)

	Three months ended		Six months ended
	June 30,		June 30
	2013	2012	2013	2012
Net income (loss)	$6,091	$(2,529)	$7,586	$(1,396)
Unrealized net gain on available-for-sale securities	229	—	1,395	—
Comprehensive income (loss)	$6,320	$(2,529)	$8,981	$(1,396)

See accompanying notes.

LIGAND PHARMACEUTICAL INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended
	June 30,
	2013	2012

Operating activities
Net income (loss)	$7,586	$(1,396)
Less: gain from discontinued operations	2,588	3,670
Income (loss) from continuing operations	4,998	(5,066)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Non-cash change in estimated fair value of contingent liabilities	(900)	902
Write-off of in-process research and development	480	—
Depreciation and amortization	1,339	1,340
Share-based compensation	2,616	2,103
Deferred income taxes	176	303
Accretion of note payable	225	231
Other	(13)	(10)
Changes in operating assets and liabilities,:
Accounts receivable	3,890	5,293
Inventory	429	(305)
Other current assets	(382)	(683)
Other long-term assets	123	214
Accounts payable and accrued liabilities	(2,593)	(3,651)
Other liabilities	(413)	—
Deferred revenue	(318)	(1,572)
Net cash provided by (used in) operating activities of continuing operations	9,657	(901)
Net cash used in operating activities of discontinued operations	(642)	(200)
Net cash provided by (used in) operating activities	9,015	(1,101)
Investing activities
Purchase of commercial license rights	(3,571)	—
Payments to CVR holders	—	(4,549)
Purchases of property and equipment	(158)	(261)
Proceeds from sale of property and equipment	3	13
Proceeds from sale of short-term investments	—	8,500
Net cash (used in) provided by investing activities	(3,726)	3,703
Financing activities
Proceeds from issuance of debt	—	7,500
Repayment of debt	(12,933)	(8,500)
Net proceeds from employee stock purchase plan	85	70
Net proceeds from stock option exercises	1,101	172
Net cash used in financing activities	(11,747)	(758)
Net (decrease) increase in cash and cash equivalents	(6,458)	1,844
Cash and cash equivalents at beginning of period	12,381	7,041
Cash and cash equivalents at end of period	$5,923	$8,885
Supplemental Disclosure of cash flow information
Interest paid	$1,245	$1,302
Taxes paid	—	15
Supplemental schedule of non-cash activity
Liability for commercial license rights	$1,000	$—
Accrued inventory purchases	997	1,092
Unrealized gain on AFS investments	1,395	—

See accompanying notes.

LIGAND PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Basis of Presentation

Ligand Pharmaceuticals Incorporated, a Delaware corporation (the "Company" or "Ligand") is a biopharmaceutical company with a business model that is based upon the concept of developing or acquiring royalty revenue generating assets and coupling them to a lean corporate cost structure. By diversifying the portfolio of assets across numerous technology types, therapeutic areas, drug targets, and industry partners, the Company offers investors an opportunity to invest in the increasingly complicated and unpredictable pharmaceutical industry. These therapies address the unmet medical needs of patients for a broad spectrum of diseases including hepatitis, multiple myeloma, muscle wasting, Alzheimer’s disease, dyslipidemia, diabetes, anemia, asthma, FSGS and osteoporosis. Ligand has established multiple alliances with the world’s leading pharmaceutical companies including GlaxoSmithKline, Onyx Pharmaceuticals, Merck, Pfizer, Baxter International, Bristol-Myers Squibb, Lundbeck Inc., and Spectrum Pharmaceuticals, Inc. The Company’s principal market is the United States. The Company sold its Oncology Product Line ("Oncology") and Avinza Product Line ("Avinza") on October 25, 2006 and February 26, 2007, respectively. The operating results for Oncology and Avinza have been presented in the accompanying consolidated financial statements as "Discontinued Operations."

The Company has incurred significant losses since its inception. As of June 30, 2013, the Company’s accumulated deficit was $675.2 million and the Company had negative working capital of $18.0 million. Management believes that cash flows from operations will improve due to Captisol® sales, an increase in royalty revenues driven primarily from continued increases in Promacta® and Kyprolis® sales, and also from anticipated new license and milestone revenues. In the event revenues and operating cash flows are not meeting expectations, management plans to reduce discretionary expenses. However, it is possible that the Company may be required to seek additional financing. There can be no assurance that additional financing will be available on terms acceptable to management, or at all. Management believes its currently available cash and cash equivalents as well as its current and future royalty, license and milestone revenues will be sufficient to satisfy its anticipated operating and capital requirements through at least the next 12 months. The Company’s future operating and capital requirements will depend on many factors, including, but not limited to: the pace of scientific progress in its research and development programs; the potential success of these programs; the scope and results of preclinical testing and clinical trials; the time and costs involved in obtaining regulatory approvals; the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims; competing technological and market developments; the amount of royalties on sales of the commercial products of its partners; the efforts of its collaborative partners; obligations under its operating lease agreements; and the capital requirements of any companies the Company may acquire in the future. The ability of the Company to achieve its operational targets is dependent upon the Company’s ability to further implement its business plan and generate sufficient operating cash flow.

Principles of Consolidation

The accompanying consolidated financial statements include Ligand and its wholly owned subsidiaries, Ligand JVR, Allergan Ligand Retinoid Therapeutics, Seragen, Inc. ("Seragen"), Pharmacopeia, Inc ("Pharmacopeia"), Neurogen Corporation ("Neurogen"), Metabasis Therapeutics, Inc. ("Metabasis"), CyDex Pharmaceuticals, Inc. ("CyDex") and Nexus VI LLC ("Nexus"). All significant intercompany accounts and transactions have been eliminated in consolidation.

Basis of Presentation

The Company’s accompanying unaudited condensed consolidated financial statements as of June 30, 2013 and for the three and six months ended June 30, 2013 and 2012 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. The Company’s condensed consolidated balance sheet at December 31, 2012 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations of the Company, and its subsidiaries have been included. Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. These financial statements should be read in conjunction with the consolidated financial statements and notes therein included in the Company’s annual report on Form 10-K for the year ended December 31, 2012.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, including disclosure of contingent assets and liabilities, at the date of the condensed consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. The Company’s critical accounting policies are those that are both most important to the Company’s financial condition and results of operations and require the most difficult, subjective or complex judgments on the part of management in their application, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Because of the uncertainty of factors surrounding the estimates or judgments used in the preparation of the consolidated financial statements, actual results may materially vary from these estimates.

Reclassifications

Certain reclassifications have been made to the previously issued statement of operations for the three and six months ended June 30, 2012 for comparability purposes. These reclassifications had no effect on the reported net income, stockholders' equity, and operating cash flows as previously reported.

Earnings (Loss) Per Share

Basic earnings (loss) per share is calculated by dividing net income or loss by the weighted average number of common shares and vested restricted stock units outstanding. Diluted earnings per share is computed by dividing net income or loss by the weighted average number of common shares and vested restricted stock units outstanding and the weighted average number of dilutive common stock equivalents, including stock options and non-vested restricted stock units. Common stock equivalents are only included in the diluted earnings per share calculation when their effect is dilutive. The total number of potential common shares excluded from the computation of diluted loss per share because their inclusion would have been anti-dilutive was 1.1 million and 1.3 million, at June 30, 2013 and 2012, respectively.

The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated (in thousands, except per share amounts):

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Net income (loss) from continuing operations	$3,694	$(4,328)	$4,998	$(5,066)
Net income from discontinued operations	2,397	1,799	2,588	3,670
Net income (loss)	$6,091	$(2,529)	$7,586	$(1,396)

Shares used to compute basic income (loss) per share	20,258,618	19,749,266	20,223,634	19,728,852
Dilutive potential common shares:
Restricted stock	46,391	—	35,864	—
Stock options	122,351	—	18,265	—
Shares used to compute diluted income (loss) per share	20,427,360	19,749,266	20,277,763	19,728,852

Basic per share amounts:
Income (loss) from continuing operations	$0.18	$(0.22)	$0.25	$(0.26)
Income from discontinued operations	0.12	0.09	0.13	0.19
Net income (loss)	$0.30	$(0.13)	$0.38	$(0.07)

Diluted per share amounts:
Income (loss) from continuing operations	$0.18	$(0.22)	$0.24	$(0.26)
Income from discontinued operations	0.12	0.09	0.13	0.19
Net income (loss)	$0.30	$(0.13)	$0.37	$(0.07)

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

The following table summarizes the various investment categories at June 30, 2013 and December 31, 2012 (in thousands):

	Cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
June 30, 2013
Available-for-sale securities	$1,426	$1,395	$—	$2,821
Certificates of deposit - restricted	1,341	—	—	1,341
	$2,767	$1,395	$—	$4,162
December 31, 2012
Available-for-sale securities	$1,426	$—	$—	$1,426
Certificates of deposit-restricted	1,341	—	—	1,341
	$2,767	$—	$—	$2,767

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash equivalents, investments and accounts receivable.

The Company invests its excess cash principally in United States government debt securities, investment grade corporate debt securities and certificates of deposit. The Company has established guidelines relative to diversification and maturities that maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates. The Company has not experienced any significant losses on its cash equivalents, short-term investments or restricted investments for the periods ending June 30, 2013 and December 31, 2012.

As of June 30, 2013 and December 31, 2012, cash deposits held at financial institutions in excess of FDIC insured amounts of $250,000 were approximately $5.4 million and $11.9 million, respectively.

Accounts receivable from two customers was 44% and 20% of total accounts receivable at June 30, 2013. Accounts receivable from two customers was 53% and 35% of total accounts receivable at December 31, 2012.

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

Property and Equipment

Property and equipment is stated at cost and consists of the following (in thousands):

	June 30,	December 31,
	2013	2012
Lab and office equipment	$4,483	$4,374
Leasehold improvements	177	145
Computer equipment and software	1,168	1,150
	5,828	5,669
Less accumulated depreciation and amortization	(5,024)	(4,881)
	$804	$788

Depreciation of equipment is computed using the straight-line method over the estimated useful lives of the assets, which range from three to ten years. Leasehold improvements are amortized using the straight-line method over their estimated useful lives or their related lease term, whichever is shorter. Depreciation expense of $0.1 million and $0.2 million was recognized for the three and six months ended June 30, 2013 and 2012, respectively.

Other Current Assets

Other current assets consist of the following (in thousands):

	June 30,	December 31,
	2013	2012
Prepaid expenses	$848	$801
Other receivables	363	28
	$1,211	$829

Goodwill and Other Identifiable Intangible Assets

Goodwill and other identifiable intangible assets consist of the following (in thousands):

	June 30,	December 31,
	2013	2012
Indefinite lived intangible assets
Acquired in-process research and development	$12,556	$13,036
Goodwill	12,238	12,238
Definite lived intangible assets
Complete technology	15,227	15,227
Trade name	2,642	2,642
Customer relationships	29,600	29,600
	47,469	47,469
Accumulated amortization	(5,780)	(4,593)
Total goodwill and other identifiable intangible assets, net	$66,483	$68,150

The Company accounts for goodwill and other intangible assets in accordance with Accounting Standards Codification Topic 350-Intangibles-Goodwill and Other ("ASC 350") which, among other things, establishes standards for goodwill acquired in a business combination, eliminates the amortization of goodwill and requires the carrying value of goodwill and certain non-amortizing intangibles to be evaluated for impairment on an annual basis. The Company considers its market capitalization and the carrying value of its assets and liabilities, including goodwill, when performing its goodwill impairment test. If the carrying value of the assets and liabilities, including goodwill, were to exceed the Company’s estimation of the fair value, the Company would record an impairment charge in an amount equal to the excess of the carrying value of goodwill over the implied fair value of the goodwill. The Company performs an evaluation of goodwill and other intangibles as of December 31 of each year, absent any indicators of earlier impairment, to ensure that impairment charges, if applicable, are reflected in our financial results before December 31 of each year. When it is determined that impairment has occurred, a charge to operations is recorded. Goodwill and other intangible asset balances are included in the identifiable assets of the business segment to which they have been assigned. Any goodwill impairment, as well as the amortization of other purchased intangible assets, is charged against the respective business segments' operating income.

Amortization of definite lived intangible assets is computed using the straight-line method over the estimated useful life of the asset of 20 years. Amortization expense of $0.6 million and $1.2 million was recognized for the three and six months ended June 30, 2013 and 2012, respectively. Estimated amortization expense for the year ending December 31, 2013 through 2017 is $2.4 million per year.
Acquired In-Process Research and Development

Intangible assets related to IPR&D are considered to be indefinite-lived until the completion or abandonment of the associated research and development efforts. During the period the assets are considered to be indefinite-lived, they will not be amortized but will be tested for impairment on an annual basis and between annual tests if the Company becomes aware of any events occurring or changes in circumstances that would indicate a reduction in the fair value of the IPR&D projects below their respective carrying amounts. If and when development is complete, which generally occurs if and when regulatory approval to market a product is obtained, the associated assets would be deemed finite-lived and would then be amortized based on their respective estimated useful lives at that point in time. For the three and six months ended June 30, 2013, the Company recorded a non-cash impairment charge of $0.5 million for the write-off of in-process research and development for Captisol-enabled Clopidogrel or MDCO-157. The asset was impaired upon notification from the Medicines Company that they intended to terminate the license agreement and return the rights of the compound to the Company. MDCO-157 is an intravenous option of the anti-platelet medication designed for situations where the administration of oral platelet inhibitors is not feasible or desirable. For the three and six months ended June 30, 2012, there was no impairment of in-process research and development.

Impairment of Long-Lived Assets

Management reviews long-lived assets for impairment annually or whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value for the Company’s long-lived assets is determined using the expected cash flows discounted at a rate commensurate with the risk involved. As of June 30, 2013, management does not believe there have been any events or circumstances indicating that the carrying amount of its long-lived assets may not be recoverable.

Commercial license rights

Commercial license rights represent a portfolio of future milestone and royalty payment rights acquired in accordance with the Royalty Stream and Milestone Payments Purchase Agreement entered into with Selexis SA ("Selexis") in April 2013.  The portfolio consists of over 15 Selexis commercial license agreement programs with various pharmaceutical-company counterparties.  The purchase price was $4.6 million, inclusive of acquisition costs. The Company paid $3.6 million upon closing and will pay $1 million in April 2014. Individual commercial license rights acquired under the agreement are carried at allocated cost and approximate fair value. The carrying value of the license rights will be reduced on a pro-rata basis as revenue is realized over the term of the agreement. Declines in the fair value of individual license rights below their carrying value that are deemed to be other than temporary are reflected in earnings in the period such determination is made.

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	June 30,	December 31,
	2013	2012
Compensation	$1,132	$1,807
Professional fees	438	199
Other	2,451	2,955
	$4,021	$4,961

Other Long-Term Liabilities

Other long-term liabilities consist of the following (in thousands):

	June 30,	December 31,
	2013	2012
Deposits	$315	$538
Deferred rent	358	334
Other	—	214
	$673	$1,086
Contingent Liabilities

In connection with the Company’s acquisition of CyDex in January 2011, the Company recorded a $17.6 million contingent liability, inclusive of the $4.3 million payment made in January 2012, for amounts potentially due to holders of the CyDex contingent value rights ("CVRs") and former license holders. The liability is periodically assessed based on events and circumstances related to the underlying milestones, and the change in fair value is recorded in the Company’s consolidated statements of operations. The carrying amount of the liability may fluctuate significantly and actual amounts paid under the CVR agreements may be materially different than the carrying amount of the liability. The fair value of the liability at June 30, 2013 and December 31, 2012 was $7.6 million and $10.9 million, respectively. The Company recorded a fair value adjustment to decrease the liability for CyDex related contingent liabilities of $5.2 million and $3.3 million for the three and six months ended June 30, 2013, respectively. The Company recorded fair value adjustments to increase the liability for CyDex related contingent liabilities of $1.6 million and $2.2 million for the three and six months ended June 30, 2012, respectively. Additionally, the Company recorded cash payments of $4.3 million for the January 2012 guaranteed payment and $0.2 million for the 2011 revenue sharing payment for the three and six months ended June 30, 2012. There was no revenue sharing payment for the three and six months ended June 30, 2013.

In connection with the Company’s acquisition of Metabasis in January 2010, the Company issued Metabasis stockholders four tradable CVRs, one CVR from each of four respective series of CVR, for each Metabasis share. The CVR will entitle Metabasis stockholders to cash payments as frequently as every six months as cash is received by the Company from proceeds from Metabasis’ partnership with Roche (which has been terminated) or the sale or partnering of any of the Metabasis drug development programs, among other triggering events. The fair values of the CVRs are remeasured at each reporting date through the term of the related agreement. Changes in the fair values are reported in the statement of operations as income (decreases) or expense (increases). The carrying amount of the liability may fluctuate significantly based upon quoted market prices and actual amounts paid under the agreements may be materially different than the carrying amount of the liability. The fair value of the liability was estimated to be $2.4 million and $0 as of June 30, 2013 and December 31, 2012, respectively. The Company recorded an increase in the liability for CVRs of $2.4 million for the three and six months ended June 30, 2013. The Company recorded no change in the liability for CVRs during the three months ended June 30, 2012 and a decrease in the liability for CVRs of $1.1 million during the six months ended June 30, 2012.

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
Many of the Company's revenue arrangements involve the bundling of a license with the option to purchase manufactured product. Licenses are granted to pharmaceutical companies for the use of Captisol in the development of pharmaceutical compounds. The licenses may be granted for the use of the Captisol product for all phases of clinical trials and through commercial availability of the host drug or may be limited to certain phases of the clinical trial process. The Company believes that its licenses have stand-alone value at the outset of an arrangement because the customer obtains the right to use Captisol in its formulations without any additional input by the Company and the customer is able to procure inventory from another manufacturer in the absence of contractual provisions for exclusive supply by the Company.
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

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts based on the best estimate of the amount of probable losses in the Company’s existing accounts receivable. Accounts receivable that are outstanding longer than their contractual payment terms, ranging from 30 to 90 days, are considered past due. When determining the allowance for doubtful accounts, several factors are taken into consideration, including historical write-off experience and review of specific customer accounts for collectability. Account balances are charged off against the allowance after collection efforts have been exhausted and the potential for recovery is considered remote. There was no allowance for doubtful accounts included in the balance sheets at June 30, 2013 and December 31, 2012.

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

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Share-based compensation expense as a component of:
Research and development expenses	$448	$523	$834	$948
General and administrative expenses	1,044	871	1,782	1,155
	$1,492	$1,394	$2,616	$2,103

The fair-value for options that were awarded to employees and directors was estimated at the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions:

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Risk-free interest rate	1.4%	0.9%	1.3%	1.0%
Dividend yield	—	—	—	—
Expected volatility	69%	69%	69%	69%
Expected term	6.3	6.3	6.3	6.3
Forfeiture rate	8.4%	8.0%	8.4%-9.8%	8.0%-11.2%

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

Preclinical Study and Clinical Trial Accruals

Substantial portions of the Company’s preclinical studies and all of the Company's clinical trials have been performed by third-party laboratories, contract research organizations, or other vendors (collectively "CROs"). Some CROs bill monthly for services performed, while others bill based upon milestone achievement. The Company accrues for each of the agreements it has with CROs on a monthly basis. For preclinical studies, accruals are estimated based upon the percentage of work completed and the contract milestones achieved. For clinical studies, accruals are estimated based upon a percentage of work completed, the number of patients enrolled and the duration of the study. The Company monitors patient enrollment, the progress of clinical studies and related activities to the extent possible through internal reviews of data reported to it by the CROs, correspondence with the CROs and clinical site visits. The Company's estimates are dependent upon the timelines and accuracy of the data provided by its CROs regarding the status of each program and total program spending. The Company periodically evaluates its estimates to determine if adjustments are necessary or appropriate based on information it receives concerning changing circumstances, and conditions or events that may affect such estimates. No material adjustments to preclinical study and clinical trial accrued expenses have been recognized to date.

Sale of Royalty Rights

The Company previously sold to third parties the rights to future royalties of certain of its products. As part of the underlying royalty agreements, the partners have the right to offset a portion of any future royalty payments owed to the Company to the extent of previous milestone payments. Accordingly, the Company deferred a portion of the revenue associated with each tranche of royalty right sold, equal to the pro-rata share of the potential royalty offset. Such amounts associated with the offset rights against future royalty payments will be recognized as revenue upon receipt of future royalties from the respective partners. As of June 30, 2013 and December 31, 2012, the Company had deferred $0.5 million and $0.8 million, respectively, of revenue related to the sale of royalty rights. As of June 30, 2013, $0.5 million is included in current portion of deferred revenue and there is no long-term portion of deferred revenue related to the sale of royalty rights. As of December 31, 2012, $0.5 million is included in current portion of deferred revenue and $0.3 million is included in long-term portion of deferred revenue related to the sale of royalty rights.
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

Income Taxes

                Income taxes are accounted for under the liability method.  This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of differences between the tax basis of assets or liabilities and their carrying amounts in the consolidated financial statements.  A valuation allowance is provided for deferred tax assets if it is more likely than not that these items will either expire before we are able to realize their benefit or if future deductibility is uncertain.  As of June 30, 2013, we have provided a full valuation allowance against our deferred tax assets as recoverability was uncertain.  Developing the provision for income taxes requires significant judgment and expertise in federal and state income tax laws, regulations and strategies, including the determination of deferred tax assets and liabilities and, if necessary, any valuation allowances that may be required for deferred tax assets.  Our judgments and tax strategies are subject to audit by various taxing authorities.  While we believe we have provided adequately for our income tax liabilities in our consolidated financial statements, adverse determinations by these taxing authorities could have a material adverse effect on our consolidated financial condition and results of operations.

Our ending deferred tax liability represents a future tax obligation for current tax amortization claimed on acquired In Process R&D.  As we cannot estimate when the In Process R&D assets will be amortizable for financial reporting purposes, the deferred tax liability associated with the In Process R&D assets cannot be used to support the realization of our deferred tax assets.  As a result, we are required to increase our valuation allowance and record a charge to deferred taxes.

Discontinued Operations-Oncology Product Line

On September 7, 2006, the Company and Eisai Inc., a Delaware corporation, and Eisai Co., Ltd., a Japanese company (which we collectively refer to as Eisai), entered into a purchase agreement, or the Oncology Purchase Agreement, pursuant to which Eisai agreed to acquire all of its worldwide rights in and to our oncology products, including, among other things, all related inventory, equipment, records and intellectual property, and assume certain liabilities as set forth in the Oncology Purchase Agreement. The Oncology product line included our four marketed oncology drugs: Ontak, Targretin capsules, Targretin gel and Panretin gel.

Discontinued Operations-Avinza Product Line

On September 6, 2006, the Company and King entered into a purchase agreement, or the Avinza Purchase Agreement, pursuant to which King agreed to acquire all of the rights in and to Avinza in the United States, its territories and Canada, including, among other things, all Avinza inventory, records and related intellectual property, and assume certain liabilities as set forth in the Avinza Purchase Agreement.

Pursuant to the terms of the Avinza Purchase Agreement, the Company retained the liability for returns of product from wholesalers that had been sold by us prior to the close of the Transaction. Accordingly, as part of the accounting for the gain on the sale of Avinza, the Company recorded a reserve for Avinza product returns.

During the three and six months ended June 30, 2013 the Company recognized a pre-tax gain of $2.4 million and $2.6 million, respectively, as a result of subsequent changes in certain estimates and liabilities recorded as of the sale date. The Company recognized a pre-tax gain of $1.6 million and $3.7 million for the three and six months ended June 30, 2012, respectively, due to subsequent changes in certain estimates and liabilities recorded as of the sale date.
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

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. Under ASU 2013-02, an entity is required to provide information about the amounts reclassified out of Accumulated Other Comprehensive Income ("AOCI") by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. Implementing ASU 2013-02 did not change the current requirements for reporting net income or other comprehensive income in the financial statements. The amendments in this ASU are effective for us for fiscal years, and interim periods within those years, beginning after January 1, 2014.

In July, 2013, the FASB issued Accounting Standards Update No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU 2013-11
requires the netting of unrecognized tax benefits (UTBs) against a deferred tax asset for a loss or other carryforward that would apply in settlement of the uncertain tax positions. UTBs are required to be netted against all available same-jurisdiction loss or other tax carryforwards that would be utilized, rather than only against carryforwards that are created by the UTBs. ASU 2013-11 is effective for us for interim and annual periods beginning after December 15, 2013. We are currently evaluating the effect, if any, the adoption of this standard will have on our financial statements.

2. Financial Instruments

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including available-for-sale fixed income, equity securities, co-promote termination payments receivable and the related liability, derivatives, and contingent liabilities.

Equity Investments and related liability to former license holders

The fair value of the Company’s long-term investments and related liability to former license holders are determined using quoted market prices in active markets and are discounted based on trading restrictions on the resale of the shares. The fair value of the liability to former license holders is based on 15% of the equity investment. This liability is classified as a derivative in accordance with ASC 815, Derivatives and Hedging ("ASC 815"), and is included in accrued liabilities. The discount rate used to value the available-for-sale securities as of June 30, 2013 and December 31, 2012 was 18% and 28%, respectively.

Contingent Liabilities
The Company issued contingent value rights and also assumed certain contingent liabilities associated with the acquisitions of Metabasis, Neurogen and CyDex. The liability for contingent value rights for Metabasis are determined using quoted market prices in active markets. The fair value of the liabilities for the Neurogen and CyDex contingent liabilities are determined based on the income approach. The discount rate used to value the CyDex contingent liabilities for the period ended June 30, 2013 was in the range of 1% to 5%. There are no remaining contingent value right obligations under the agreement with the former Neurogen shareholders. Under the Contingent Value Rights agreement with the former CyDex shareholders, the Company may be required to make payments upon achievement of certain clinical and regulatory milestones. In addition, the Company will pay CyDex shareholders, for each year through 2016, 20% of all CyDex-related revenue, but only to the extent that and beginning only when CyDex-related revenue for such year exceeds $15.0 million; plus an additional 10% of all CyDex-related revenue recognized during such year, but only to the extent that and beginning only when aggregate CyDex-related revenue for such year exceeds $35.0 million. Additionally, the Company assumed certain contractual obligations for milestone and royalty payments potentially due in connection with Captisol enabled intravenous formulation of Clopidogrel.

Avinza Co-Promotion
The co-promote termination payments receivable represents a non-interest bearing receivable for future payments to be made by Pfizer and is recorded at its fair value. The receivable and liability will remain equal and adjusted each quarter for changes in the fair value of the obligation including any changes in the estimate of future net Avinza product sales.

The following table provides a summary of the assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2013 (in thousands):

Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Current portion of co-promote termination payments receivable	$4,472	$—	$—	$4,472
Available-for-sale securities	2,821	—	—	2,821
Long-term portion of co-promote termination payments receivable	8,579	—	—	8,579
Total assets	$15,872	$—	$—	$15,872
Liabilities:
Current portion of contingent liabilities - CyDex	$780	$—	$—	$780
Current portion of co-promote termination liability	4,472	—	—	4,472
Long-term portion of contingent liabilities-Metabasis	2,439	2,439	—	—
Long-term portion of contingent liabilities - CyDex	6,780	—	—	6,780
Liability for restricted investments owed to former licensees	423	—	—	423
Long-term portion of co-promote termination liability	8,579	—	—	8,579
Total liabilities	$23,473	$2,439	$—	$21,034

The following table provides a summary of the assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2012 (in thousands):

Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Current portion of co-promote termination payments receivable	$4,327	$—	$—	$4,327
Available-for-sale securities	1,426	—	—	1,426
Long-term portion of co-promote termination payments receivable	8,207	—	—	8,207
Total assets	$13,960	$—	$—	$13,960
Liabilities:
Current portion of contingent liabilities - CyDex	$356	$—	$—	$356
Current portion of co-promote termination liability	4,327	—	—	4,327
Long-term portion of contingent liabilities - CyDex	10,543	—	—	10,543
Liability for restricted investments owed to former licensees	214	—	—	214
Long-term portion of co-promote termination liability	8,207	—	—	8,207
Total liabilities	$23,647	$—	$—	$23,647

A reconciliation of the level 3 financial instruments as of June 30, 2013 is as follows (in thousands):

Assets:
Fair value of level 3 financial instrument assets as of December 31, 2012	$13,960
Assumed payments made by Pfizer or assignee	(1,689)
Fair value adjustments recorded as unrealized gain on available-for-sale securities	1,395
Fair value adjustments to Co-promote termination liability	2,206
Fair value of level 3 financial instrument assets as of June 30, 2013	$15,872

Liabilities
Fair value of level 3 financial instrument liabilities as of December 31, 2012	$23,647
Assumed payments made by Pfizer or assignee	(1,689)
Fair value adjustments for amounts owed related to restricted investments and recorded as other expense	209
Fair value adjustments-(Decrease) increase in contingent liabilities	(3,339)
Fair value adjustments to Co-promote termination liability	2,206
Fair value of level 3 financial instrument liabilities as of June 30, 2013	$21,034

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

In February 2007, Ligand and King Pharmaceuticals, Inc ("King"), now a subsidiary of Pfizer, executed an agreement pursuant to which Pfizer acquired all of the Company’s rights in and to Avinza. Pfizer also assumed the Company’s co-promote termination obligation to make royalty payments to Organon based on net sales of Avinza. In connection with Pfizer's assumption of this obligation, Organon did not consent to the legal assignment of the co-promote termination obligation to Pfizer. Accordingly, Ligand remains liable to Organon in the event of Pfizer's default of the obligation. Therefore, Ligand recorded an asset as of February 26, 2007 to recognize Pfizer's assumption of the obligation, while continuing to carry the co-promote termination liability in the Company's consolidated financial statements to recognize Ligand’s legal obligation as primary obligor to Organon. This asset represents a non-interest bearing receivable for future payments to be made by Pfizer and is recorded at its fair value. The receivable and liability will remain equal and adjusted each quarter for changes in the fair value of the obligation including for any changes in the estimate of future net Avinza product sales. This receivable will be assessed on a quarterly basis for impairment (e.g. in the event Pfizer defaults on the assumed obligation to pay Organon).

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

A summary of the co-promote termination liability as of June 30, 2013 is as follows (in thousands):

Net present value of payments based on estimated future net Avinza product sales as of December 31, 2012	$12,534
Assumed payments made by Pfizer or assignee	(1,689)
Fair value adjustments	2,206
Total co-promote termination liability as of June 30, 2013	13,051
Less: current portion of co-promote termination liability as of June 30, 2013	4,472
Long-term portion of co-promote termination liability as of June 30, 2013	$8,579

4. Lease obligations

The Company leases office and laboratory facilities in California, Kansas, and New Jersey. These leases expire between 2014 and 2019, some of which are subject to annual increases which range from 3.0% and 3.5%. The Company currently subleases office and laboratory space in California and New Jersey. The following table provides a summary of operating lease obligations and payments expected to be received from sublease agreements as of June 30, 2013 (in thousands):

Operating lease obligations:	Lease Termination Date	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Corporate headquarters- San Diego, CA	July 2019	$656	$1,363	$1,436	$747	$4,202
Bioscience and Technology Business Center- Lawrence, KS	December 2014	57	28	—	—	85
Vacated office and research facility-San Diego, CA	July 2015	2,207	2,464	—	—	4,671
Vacated office and research facility- Cranbury, NJ	August 2016	2,563	5,177	436	—	8,176
Total operating lease obligations		$5,483	$9,032	$1,872	$747	$17,134

Sublease payments expected to be received:		Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Office and research facility- San Diego, CA	July 2015	$896	$1,000	$—	$—	$1,896
Office and research facility- Cranbury, NJ	August 2014 and 2016	291	704	58	—	1,053
Net operating lease obligations		$4,296	$7,328	$1,814	$747	$14,185

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

As of June 30, 2013 and December 31, 2012, the Company had lease exit obligations of $7.2 million and $9.0 million, respectively. For the three and six months ended June 30, 2013, the Company made cash payments, net of sublease payments received of $0.9 million and $1.9 million, respectively. The Company recognized adjustments for accretion and changes in leasing assumptions of $44,000 and $0.1 million for the three and six months ended June 30, 2013, respectively.

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
Total rent expense under all office leases for the three and six months ended June 30, 2013 was $0.2 million and $0.4 million, respectively. Rent expense for the three and six months ended June 30, 2012 was $0.1 million and $0.2 million, respectively. The Company recognizes rent expense on a straight-line basis. Deferred rent at June 30, 2013 and December 31, 2012 was $0.4 million and $0.3 million, respectively, and is included in other long-term liabilities.

5. Segment Reporting
The Company evaluates performance based on the operating profit (loss) of the respective business segments. The segment results may not represent actual results that would be expected if they were independent, stand-alone businesses. Segment information is as follows:

Balance Sheet Data:	As of June 30, 2013
	Ligand	CyDex	Total
Total assets	$36,667	$62,904	$99,571

	As of December 31, 2012
	Ligand	CyDex	Total
Total assets	$28,731	$75,529	$104,260

Operating Data:	For the three months ended June 30, 2013
	Ligand	CyDex	Total
Net revenues from external customers	$3,820	$5,760	$9,580
Depreciation and amortization expense	59	610	669
Write-off of in-process research and development	—	480	480
Operating (loss) income	(1,200)	2,714	1,514
Interest expense, net	453	—	453
Income tax (expense) benefit from continuing operations	(145)	35	(110)
Gain on sale of Avinza Product Line before income taxes	2,397	—	2,397

	For the six months ended June 30, 2013
	Ligand	CyDex	Total
Net revenues from external customers	$10,057	$11,174	$21,231
Depreciation and amortization expense	117	1,222	1,339
Write-off of in-process research and development	—	480	480
Operating income	198	5,249	5,447
Interest expense, net	1,361	—	1,361
Income tax (expense) benefit	(205)	29	(176)
Gain on sale of Avinza Product Line before income taxes	2,588	—	2,588

	For the three months ended June 30, 2012
	Ligand	CyDex	Total
Net revenues from external customers	$3,929	$1,813	$5,742
Depreciation and amortization expense	73	605	678
Operating loss	(1,570)	(245)	(1,815)
Interest expense, net	762	—	762
Income tax expense from continuing operations	338	—	338
Gain on sale of Avinza Product Line before income taxes	1,608	—	1,608
Income tax benefit from discontinued operations	191	—	191

	For the six months ended June 30, 2012
	Ligand	CyDex	Total
Net revenues from external customers	$8,030	$3,348	$11,378
Depreciation and amortization expense	128	1,212	1,340
Operating loss	(1,958)	(696)	(2,654)
Interest expense, net	1,463	—	1,463
Income tax expense from continuing operations	303	—	303
Gain on sale of Avinza Product Line before income taxes	2,588	—	2,588
Income tax benefit from discontinued operations	14	—	14

6. Financing Arrangements

The Company has a secured term loan credit facility ("secured debt"). Under the terms of the secured debt, the Company made interest only payments through February 2013. Subsequent to the interest only payments, the note will amortize with principal and interest payments through the remaining term of the loan. Additionally, the Company must also make an additional final payment equal to 6% of the total amount borrowed which is due at maturity and is being accreted over the life of the loan.

In March 2013, the Company prepaid $7 million of the secured term loan credit facility. Additionally, the Company paid a prepayment fee of 1% of the prepayment amount, or $0.1 million and a prorated final-payment fee of 6% of the final payment or $0.4 million.

The carrying values and the fixed contractual coupon rates of our financing arrangements are as follows (dollars in millions):

	June 30, 2013	December 31, 2012
Current portion notes payable, 8.64%, due August 1, 2014	$9,890	$10,792
Current portion notes payable, 8.9012%, due August 1, 2014	3,710	4,043
Total current portion of notes payable	$13,600	$14,835
Long-term portion notes payable, 8.64%, due August 1, 2014	$1,466	$9,837
Long-term portion notes payable, 8.9012%, due August 1, 2014	504	3,606
Total long-term portion of notes payable	$1,970	$13,443

7. Stockholders’ Equity

On May 31, 2012, the Company’s stockholders approved the amendment and restatement of the Company's 2002 Stock Incentive Plan to increase the number of shares available for issuance by 1.8 million shares.

Stock Option Activity

The following is a summary of the Company’s stock option plan activity and related information:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (In thousands)
Balance as of December 31, 2012	1,626,606	$14.90	7.8	$11,358
Granted	437,429	23.47
Exercised	(71,885)	15.31
Forfeited	(50,125)	17.71
Cancelled	(27,780)	28.32
Balance as of June 30, 2013	1,914,245	16.56	7.98	40,557
Exercisable as of June 30, 2013	918,623	15.43	6.99	20,847
Options vested and expected to vest as of June 30, 2013	1,914,245	16.56	7.98	40,557

The weighted-average grant date fair value of all stock options granted during the six months ended June 30, 2013 was $14.18 per share. The total intrinsic value of all options exercised during the six months ended June 30, 2013 and 2012 was approximately $0.8 million and $0.3 million, respectively. As of June 30, 2013, there was $9.2 million of total unrecognized compensation cost related to nonvested stock options. That cost is expected to be recognized over a weighted-average period of 2.7 years.

Cash received from options exercised during the six months ended June 30, 2013 and 2012 was approximately $1.1 million and $0.2 million, respectively. There is no current tax benefit related to options exercised because of Net Operating Losses (NOLs) for which a full valuation allowance has been established.

As of June 30, 2013, 1.4 million shares were available for future option grants or direct issuance under the Company's 2002 Stock Incentive Plan, as amended.

Restricted Stock Activity

Restricted stock activity for the six months ended June 30, 2013 is as follows:

	Shares	Weighted- Average Grant Date Fair Value
Nonvested at December 31, 2012	141,561	$12.52
Granted	84,547	27.71
Vested	(76,653)	15.04
Cancelled	(28,667)	11.85
Nonvested at June 30, 2013	120,788	$21.71

As of June 30, 2013, there was $2.1 million of total unrecognized compensation cost related to nonvested restricted stock. That cost is expected to be recognized over a weighted-average period of 1.7 years.

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

The Amended ESPP allows employees to purchase Ligand common stock at the end of each six month period at a price equal to 85% of the lesser of fair market value on either the start date of the period or the last trading day of the period (the "Lookback Provision"). The 15% discount and the Lookback Provision make the Amended ESPP compensatory.  There were 5,016 and 7,374 shares of common stock issued under the amended ESPP during the six months ended June 30, 2013 and 2012, respectively. The Company recorded compensation expense related to the ESPP of $26,284 and $22,000 for the six months ended June 30, 2013 and 2012, respectively. As of June 30, 2013, 81,512 shares were available for future purchases under the Amended ESPP.

Public Offering

In October 2011, we filed a Registration Statement on Form S-3 with the Securities and Exchange Commission ("SEC") for the issuance and sale of up to $30 million of equity or other securities, proceeds from which will be used for general corporate purposes. The Form S-3 provides additional financial flexibility for us to sell shares or other securities as needed at any time. As of June 30, 2013, 302,750 common shares have been issued under this registration statement for total net proceeds of approximately $5.5 million.

During the three and six months ended June 30, 2013 and 2012, the Company did not issue any common shares pursuant to its at-the-market equity issuance plan.
Corporate Share Repurchase
The Company may repurchase up to $5.0 million of stock in privately negotiated and open market transactions for a period of up to one year, subject to the Company's evaluation of market conditions, applicable legal requirements and other factors. The Company is not obligated to acquire common stock under this program and the program may be suspended at any time. Through June 30, 2013, the Company did not repurchase any common shares pursuant to the repurchase plan.

8. Litigation

The Company records an estimate of a loss when the loss is considered probable and estimable. Where a liability is probable and there is a range of estimated loss and no amount in the range is more likely than any other number in the range, the Company records the minimum estimated liability related to the claim in accordance with ASC Topic 450 Contingencies. As additional information becomes available, the Company assesses the potential liability related to its pending litigation and revises its estimates. Revisions in the Company's estimates of potential liability could materially impact our results of operations.

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

10. Subsequent Event

On July 31, 2013, the Company and The Medicines Company (MedCo) mutually terminated the License Agreement dated June 1, 2011 and the related Supply Agreement dated June 1, 2011. These agreements were with the Company's subsidiary CyDex and related to the development of Captisol-enabled IV clopidogrel. Upon termination, the licensed rights relating to the compound are returned to the Company. MedCo recently conducted a pharmacokinetic and pharmacodynamic study of oral clopidogrel and Captisol-enabled IV clopidogrel in healthy volunteers. The study indicated a potential difference in metabolism between the oral and IV routes of administration for clopidogrel, and MedCo elected not to proceed with further development.

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

Overview

We are a biotechnology company that operates with a business model focused on developing or acquiring revenue generating assets and coupling them to a lean corporate cost structure. Our goal is to create a sustainably profitable business and generate meaningful value for our stockholders. Since a portion of our business model is based on the goal of partnering with other pharmaceutical companies to commercialize and market our assets, a significant amount of our revenue is based largely on payments made to us by partners for royalties, milestones and license fees. We recognized the important role of the drug reformulation segment in the pharmaceutical industry and in 2011 added Captisol® to our technology portfolio. Captisol is a powerful formulation technology that has enabled six FDA approved products, including Onyx's Kyprolis® and Baxter International's Nexterone® and is currently being developed in a number of clinical-stage partner programs. In comparison to our peers, we believe we have assembled one of the largest and most diversified asset portfolios in the industry with the potential to generate significant revenue in the future. The therapies in our development portfolio address the unmet medical needs of patients for a broad spectrum of diseases including hepatitis, muscle wasting, multiple myeloma, Alzheimer’s disease, dyslipidemia, diabetes, anemia, epilepsy, FSGS and osteoporosis. We have established multiple alliances with the world’s leading pharmaceutical companies including GlaxoSmithKline, Onyx Pharmaceuticals, Merck, Pfizer, Baxter International, Bristol-Myers Squibb, Celgene, Lundbeck Inc., Eli Lilly and Co., and Spectrum Pharmaceuticals, Inc.

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
In April 2012, we entered into a Research License and Option Agreement with ARES Trading SA (a unit of Merck KGaA), under which we licensed certain rights to an undisclosed anti-inflammatory discovery research program to ARES Trading SA. In May 2013, by virtue of ARES Trading SA not having exercised by that date its option to obtain a further related license from us, the Research License and Option Agreement terminated in the ordinary course in accordance with its terms, and the rights to the program reverted to us.
In May 2013, our partner Rib-X announced the initiation of a Phase 3 clinical trial of Captisol-enabled intravenous (IV) formulation of delafloxacin for the first-line treatment of acute bacterial skin and skin structure infections (ABSSSI), including infections caused by MRSA. Under the terms of a license and supply agreement, we earned a $0.5 million milestone payment.
In June 2013, we announced positive data from preclinical studies of Ligand's novel compound, LGD-6972, demonstrating significant glucose lowering activity in an animal model of type 1 diabetes.  We plan to submit an IND for LGD-6972 in the second half of 2013. LGD-6972 was acquired in connection with our acquisition of Metabasis and we may be required to remit payment to the CVR holders upon the sale or partnering of the asset.

In July 2013, we entered into a global license agreement with Azure Biotech for the development of a novel formulation of lasofoxifene. Under the terms of the agreement, we are entitled to receive $2.7 million in potential development and regulatory milestones and a 5% royalty on future net sales. Also under this agreement, we retain the rights to the oral formulation originally developed by Pfizer. Additionally, in July 2013, we entered into a license agreement with Ethicor Pharma Ltd. for the manufacture and distribution of the oral formulation of lasofoxifene in the European Economic Area, Switzerland and the Indian Subcontinent. Under the terms of the agreement, we are entitled to receive potential sales milestones and a double digit royalty on future net sales.
In July 2013, the FDA granted orphan-drug designation for our proprietary Captisol-enabled Topiramate Injection for the treatment of partial onset or primary generalized tonic-clonic seizures in hospitalized epilepsy patients who are unable to take oral topiramate.
In July 2013, we and The Medicines Company (MedCo) mutually terminated the License Agreement dated June 1, 2011 and the related Supply Agreement dated June 1, 2011. These agreements were with our subsidiary CyDex and related to the development of Captisol-enabled IV clopidogrel. Upon termination, the licensed rights relating to the compound are returned to us. MedCo recently conducted a pharmacokinetic and pharmacodynamic study of oral clopidogrel and Captisol-enabled IV clopidogrel in healthy volunteers. The study indicated a potential difference in metabolism between the oral and IV routes of administration for clopidogrel, and MedCo elected not to proceed with further development.
In July 2013, Merck notified us that it has discontinued clinical development of dinaciclib for Chronic Lymphocytic Leukemia.
Results of Operations

Three and six months ended June 30, 2013 and 2012
Total revenues for the three and six months ended June 30, 2013 were $9.6 million and $21.2 million, respectively compared to $5.7 million and $11.4 million, respectively, for the same periods in 2012. We reported income from continuing operations of $3.7 million and $5.0 million, respectively, for the three and six months ended June 30, 2013. We reported a loss from continuing operations of $4.3 million and $5.1 million, respectively, for the three and six months ended June 30, 2012.

Royalty Revenue
Royalty revenues were $4.9 million and $10.7 million, respectively, for the three and six months ended June 30, 2013, compared to $3.0 million and $6.0 million, respectively, for the same periods in 2012. The increase in royalty revenue is primarily due to an increase in Promacta and Kyprolis royalties.

Material Sales
We recorded material sales of $4.0 million and $5.5 million, respectively, for the three and six months ended June 30, 2013, compared to $1.7 million and $2.3 million, respectively, for the same periods in 2012. The increase in material sales for the three and six months ended June 30, 2013 is primarily due to timing of customer purchases of Captisol.

Collaborative Research and Development and Other Revenues
We recorded collaborative research and development and other revenues of $0.7 million and $5.0 million, respectively, for the three and six months ended June 30, 2013, compared to $1.1 million and $3.0 million, respectively, for the same periods in 2012. The decrease of $0.4 million is due to a $0.5 million milestone earned for the three months ended June 30, 2013 compared to a license fee of $1.0 million earned for the three months ended June 30, 2013. The increase of $2.0 million for the six months ended June 30, 2013, compared to the same period in 2012, is primarily due to the licensing of Captisol-enabled Melphalan to Spectrum in March 2013.

Cost of Sales
Cost of sales were $1.2 million and $1.9 million, respectively, for the three and six months ended June 30, 2013, compared to $0.4 million and $0.6 million, respectively, for the same periods in 2012. The increase of $0.8 million and $1.3 million, respectively, for the three and six months ended June 30, 2013, compared to the same period in 2012, is primarily due to an increase in material sales.

Research and Development Expenses
Research and development expenses were $2.0 million and $4.5 million, respectively, for the three and six months ended June 30, 2013, compared to $2.9 million and $5.7 million, respectively, for the same periods in 2012. The decrease of $0.9 million and $1.2 million, respectively, for the three and six months ended June 30, 2013, compared to the same period in 2012, is primarily due to timing of costs associated with internal programs.

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

General and Administrative Expenses
General and administrative expenses were $4.3 million and $8.8 million, respectively, for the three and six months ended June 30, 2013, compared to $3.9 million and $7.3 million, respectively, for the same periods in 2012. The increase of $0.4 million and $1.5 million, respectively, for the three and six months ended June 30, 2013, compared to the same period in 2012, is primarily due to an increase in share-based compensation expense and other headcount related expenses.

Lease Exit and Termination Costs
In September 2010, we ceased use of our facility located in Cranbury, New Jersey. As a result, during the quarter ended September 30, 2010, we recorded lease exit costs of $9.7 million for costs related to the difference between the remaining lease obligations of the abandoned operating leases, which run through August 2016, and management’s estimate of potential future sublease income, discounted to present value. Actual future sublease income may differ materially from our estimate, which would result in us recording additional expense or reductions in expense. In addition, we wrote-off approximately $5.4 million of property and equipment related to the facility closure and recorded approximately $1.8 million of severance related costs. Lease exit and termination costs were $44,000 and $0.1 million, respectively, for the three and six months ended June 30, 2013, compared to $0.4 million and $0.5 million, respectively, for the same periods in 2012. The decrease for the three and six months ended June 30, 2013, compared to the same period in 2012, is primarily due to changes in subleasing assumptions.

Write-off of In-process research and development
    For the three and six months ended June 30, 2013, we recorded a non-cash impairment charge of $0.5 million for the write-off of in-process research and development for Captisol-enabled Clopidogrel or MDCO-157. MDCO-157 is an intravenous option of the anti-platelet medication designed for situations where the administration of oral platelet inhibitors is not feasible or desirable. For the three and six months ended June 30, 2012, there was no impairment of in-process research and development.

Interest Expense, net
Interest expense was $0.5 million and $1.4 million, respectively, for the three and six months ended June 30, 2013, compared to $0.8 million and $1.5 million, respectively, for the same periods in 2012. The decrease in interest expense of $0.3 million and $0.1 million, respectively, for the three and six months ended June 30, 2013 is due to a lower principal balance due to the $7 million payoff in March 2013 as well as principal amortization from March through June 2013.

Change in Contingent Liabilities
We recorded a decrease in contingent liabilities of $2.7 million and $0.9 million, respectively, for the three and six months ended June 30, 2013, compared to an increase of $1.4 million and $0.9 million, respectively, for the same periods in 2012. The decrease for the three months ended June 30, 2013 relates to a decrease in the liability for amounts potentially due to holders of CVRs and former license holders associated with our CyDex acquisition of $5.2 million is primarily due to a decrease in amounts potentially due to CyDex CVR holders and former license holders related to Captisol-enabled Clopidogrel. The Medicines Company notified us of of the termination of development of Captisol-enabled IV clopidogrel and the return of the rights to the compound to us. The decrease was partially offset by an increase in amounts potentially due to holders of CVRs associated with our Metabasis acquisition of $2.4 million. The decrease for the six months ended June 30, 2013 is primarily due to a decrease in amounts potentially due to CyDex CVR holders and former license holders of $3.3 million related to Captisol-enabled Clopidogrel, and is partially offset by an increase in Metabasis CVRs of $2.4 million.
The increase for the three months ended June 30, 2012 relates to an increase in the liability for amounts potentially due to holders of CVRs and other license holders associated with our CyDex acquisition, primarily due to the increased likelihood of approval of Kyprolis following an FDA advisory meeting, for which we owed CyDex CVR holders $3.5 million upon approval. Partially offsetting this increase, we recorded a decrease in our liability for amounts potentially due to shareholders associated with our Neurogen acquisition of $0.2 million. The increase of $0.9 million in our contingent liabilities for the six months ended June 30, 2012 is due to an increase in the liability for amounts potentially due to CyDex CVR holders and other license holders associated with our CyDex acquisition of $2.2 million, primarily due to the increased likelihood of approval of Kyprolis. Partially offsetting this increase, for the six months ended June 30, 2012, our liability for CVRs associated with our Metabasis acquisition decreased $1.1 million and our liability for CVRs associated with our Neurogen acquisition decreased $0.2 million.

Income Taxes
We recorded income tax expense from continuing operations of $0.1 million and $0.2 million, respectively, for the three and six months ended June 30, 2013. We recorded income tax expense from continuing operations of $0.3 million for the three and six months ended June 30, 2012. Our estimated annual effective rate of 4.1% is primarily attributable to deferred taxes  associated with the amortization of acquired In Process R&D assets for tax purposes.  In 2012, our estimated annual effective rate was negative 6.4%.  The negative effective rate in 2012 was also due to deferred taxes associated with the amortization of our acquired in-process research and development for tax purposes.

Discontinued Operations

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

During the three and six months ended June 30, 2013 we recognized a pre-tax gain of $2.4 million and $2.6 million, respectively, as a result of subsequent changes in certain estimates and liabilities recorded as of the sale date. We recognized a pre-tax gain of $1.6 million and $3.7 million, respectively, for the three and six months ended June 30, 2012, due to subsequent changes in certain estimates and liabilities recorded as of the sale date.

Income Taxes
We did not record any provision for income taxes related to discontinued operations for the three and six months ended June 30, 2013. We recorded an income tax benefit related to discontinued operations of $0.2 million and $14,000, respectively, for the three and six months ended June 30, 2012.

Liquidity and Capital Resources

We have financed our operations through offerings of our equity securities, borrowings from long-term debt, issuance of convertible notes, product sales and the subsequent sales of our commercial assets, royalties, collaborative research and development and other revenues, capital and operating lease transactions.

We have incurred significant losses since inception. At June 30, 2013, our accumulated deficit was $675.2 million and we had negative working capital of $18.0 million. We believe that cash flows from operations will improve due to Captisol® sales, an increase in royalty revenues driven primarily from continued increases in Promacta and Kyprolis sales, recent product approvals and regulatory developments, as well as anticipated new license and milestone revenues. In the event revenues and operating cash flows do not meet expectations, management plans to reduce discretionary expenses. However, it is possible that we may be required to seek additional financing. There can be no assurance that additional financing will be available on terms acceptable to management, or at all. We believe our available cash, cash equivalents, and short-term investments as well as our current and future royalty, license and milestone revenues will be sufficient to satisfy our anticipated operating and capital requirements, through at least the next twelve months. Our future operating and capital requirements will depend on many factors, including, but not limited to: the pace of scientific progress in our research and development programs; the potential success of these programs; the scope and results of preclinical testing and clinical trials; the time and costs involved in obtaining regulatory approvals; the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims; competing technological and market developments; the amount of royalties on sales of the commercial products of our partners; the efforts of our collaborative partners; obligations under our operating lease agreements; and the capital requirements of any companies we acquire.

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

In October 2011, we filed a Registration Statement on Form S-3 with the SEC for the issuance and sale of up to $30 million of equity or other securities, proceeds from which will be used for general corporate purposes. The Form S-3 provides additional financial flexibility for us to sell shares or other securities as needed at any time. As of June 30, 2013, 302,750 common shares have been issued under this registration statement for total net proceeds of approximately $5.5 million. During the three and six months ended June 30, 2013 and 2012, the Company did not issue any common shares pursuant to its at-the-market equity issuance plan.

In connection with the acquisition of CyDex on January 24, 2011, we issued a series of CVRs and assumed certain contractual obligations. We paid the CVR holders $4.3 million in January 2012 for a guaranteed payment. In 2011, $0.9 million was paid to the CyDex Shareholders upon completion of a licensing agreement with The Medicines Company for the Captisol enabled Intravenous formulation of Clopidogrel. An additional $2 million was paid to the CyDex Shareholders upon acceptance by the FDA of the New Drug Application submitted by Onyx and an additional $3.5 million was paid upon approval by the FDA of Kyprolis for the potential treatment of patients with relapsed and refractory multiple myeloma. In addition, we will pay CyDex shareholders, for each respective year from 2011 through 2016, 20% of all CyDex-related revenue, but only to the extent that and beginning only when CyDex-related revenue for such year exceeds $15.0 million; plus an additional 10% of all CyDex-related revenue recognized during such year, but only to the extent that and beginning only when aggregate CyDex-related revenue for such year exceeds $35.0 million. We paid $0.2 million to the CyDex shareholders in March 2012 for 20% of all 2011 CyDex-related revenue in excess of $15 million. For the year ended December 31, 2012, CyDex related revenue did not exceed $15 million. Pursuant to the Contingent Value Rights Agreement ("CVR Agreement"), the shareholders' representative on behalf of the former CyDex shareholders filed a notice of objection with us regarding the calculation of payments due to the CyDex former shareholders for the first and second quarters of 2011. In addition, the shareholders' representative claimed that we exceeded the $35 million financial indebtedness limitation contained in the CVR Agreement. In August 2012, we executed a settlement agreement with the shareholders' representative releasing us from all claims.

We are also required by the CyDex CVR Agreement to dedicate at least five experienced full-time employee equivalents per year to the acquired business and to invest at least $1.5 million per year, inclusive of such employee expenses, in the acquired business, through 2015. As of June 30, 2013, we anticipate that we will exceed our commitment for the year ending December 31, 2013.

Based on management’s plans, including projected increases in Captisol sales and royalty revenues, as well as anticipated new license revenue and expense reductions, if necessary, we believe our currently available cash, cash equivalents, and short-term investments as well as our current and future royalty, license and milestone revenues will be sufficient to satisfy our anticipated operating and capital requirements, through at least the next 12 months. Our future operating and capital requirements will depend on many factors, including, but not limited to: the pace of scientific progress in our research and development programs; the magnitude of these programs; the scope and results of preclinical testing and clinical trials; the time and costs involved in obtaining regulatory approvals; the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims; competing technological and market developments; the amount of royalties on sales of our partners’ commercial products; the efforts of our collaborative partners; obligations under our operating lease agreements; and the capital requirements of any companies we may acquire. We believe that the actions presently being taken to generate sufficient operating cash flow provide the opportunity for us to continue as a going concern.  While we believe in the viability of our strategy to generate sufficient operating cash flow and in our ability to raise additional funds, there can be no assurances to that effect. Our ability to achieve our operational targets is dependent upon our ability to further implement our business plan and generate sufficient operating cash flow.

Operating Activities

Operating activities generated cash of $9.0 million for the six months ended June 30, 2013, compared to $1.1 million of cash used in operating activities for the same period in 2012.

The cash generated for the six months ended June 30, 2013 reflects net income of $7.6 million, adjusted by $2.6 million of gain from discontinued operations and $3.9 million of non-cash items to reconcile the net income to net cash generated in operations. These reconciling items primarily reflect depreciation and amortization of $1.3 million, share-based compensation of $2.6 million, the non-cash change in the estimated fair value of contingent liabilities of $0.9 million, the change in deferred income taxes of $0.2 million and accretion of note payable of $0.2 million. The cash generated during the six months ended June 30, 2013 is further impacted by changes in operating assets and liabilities due primarily to a decrease in accounts receivable of $3.9 million, a decrease in inventory of $0.4 million, and a decrease in other long term assets of $0.1 million. Partially offset by increases in other current assets of $0.4 million and decreases in accounts payable and accrued liabilities of $2.6 million, other liabilities of $0.4 million, and a decrease in deferred revenue of $0.3 million. Cash used in operating activities of discontinued operations was $0.6 million for the six months ended June 30, 2013.

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

Investing Activities

Investing activities used cash of $3.7 million for the six months ended June 30, 2013, compared to $3.7 million of cash provided by investing activities for the same 2012 period.

Cash used by investing activities during the six months ended June 30, 2013 primarily reflects the purchase of commercial license rights of $3.6 million.

Cash provided by investing activities during the six months ended June 30, 2012 primarily reflects $8.5 million of proceeds from the sale of short-term investments, partially offset by payment to CVR holders of $4.5 million and purchases of property, equipment and building of $0.3 million.

Financing Activities

Financing activities used cash of $11.7 million for the six months ended June 30, 2013, compared to cash used by financing activities of $0.8 million for the same 2012 period.

Cash used by financing activities for the six months ended June 30, 2013 primarily reflects $12.9 million of repayment of debt, partially offset by proceeds from stock option exercises and the employee stock purchase plan of $1.2 million.

Cash used by financing activities for the six months ended June 30, 2012 primarily reflects $8.5 million of repayment of debt, partially offset by proceeds from the issuance of debt of $7.5 million and proceeds from the issuance of common stock of $0.2 million.

Other

In connection with the acquisition of Metabasis on January 27, 2010, Metabasis security holders received CVRs under four CVR agreements. The CVRs entitle the holders to cash payments upon the sale or licensing of certain assets and upon the achievement of specified milestones. The fair value of the liability at June 30, 2013 was $2.4 million and as of December 31, 2012 was zero.

In connection with the acquisition of CyDex on January 24, 2011, we issued a series of CVRs and also assumed certain contingent liabilities. In 2011, $0.9 million was paid to the CyDex Shareholders upon completion of a licensing agreement with The Medicines Company for the Captisol enabled Intravenous formulation of Clopidogrel. An additional $2.0 million was paid to the CyDex Shareholders upon acceptance by the FDA of Onyx’s NDA, $4.3 million was paid in January 2012, as contractually obligated, and an additional $3.5 million was paid upon approval by the FDA of Kyprolis for the potential treatment of patients with relapsed and refractory multiple myeloma. We may be required to make additional payments upon achievement of certain clinical and regulatory milestones to the CyDex shareholders and former license holders. In addition, we will pay CyDex shareholders, for each respective year from 2013 through 2016, 20% of all CyDex-related revenue, but only to the extent that and beginning only when CyDex-related revenue for such year exceed $15.0 million; plus an additional 10% of all CyDex-related revenue recognized during such year, but only to the extent that and beginning only when aggregate CyDex-related revenue for such year exceeds $35.0 million. We paid $0.2 million to the CyDex shareholders in March 2012 related to 2011 CyDex-related revenue. There was no revenue sharing payment for the three and six months ended June 30, 2013. The estimated fair value of the contingent liabilities recorded as part of the CyDex acquisiton at June 30, 2013 was $7.6 million.

Leases And Off-Balance Sheet Arrangements

We lease our office and research facilities under operating lease arrangements with varying terms through November 2021. A portion of our agreements provide for increases in annual rents based on changes in the Consumer Price Index or fixed percentage increases ranging from 3.0% to 3.5%. Commencing in January 2008, we also sublease a portion of our facilities through July 2015. The sublease agreement provides for a 3% increase in annual rents. We had no off-balance sheet arrangements at June 30, 2013 and December 31, 2012.

Contractual Obligations

As of June 30, 2013, future minimum payments due under our contractual obligations are as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 year	2-3 years	4-5 years	More than 5 years
Operating lease obligations (1)	$17,134	$5,483	$9,032	$1,872	$747

(1)
We currently sublease a portion of our facilities through their respective lease terms of July 2015, August 2014 and August 2016. As of June 30, 2013, we expect to receive aggregate future minimum lease payments totaling $2.9 million (nondiscounted) over the duration of the sublease agreements as follows: less than one year, $1.2 million; two to three years, $1.7 million; and four to five years, $0.1 million.

We outsource the production of Captisol to Hovione, LLC. Under the terms of the supply agreement with Hovione, the Company has ongoing minimum annual purchase commitments and is required to purchase a total of $15 million of Captisol over the term of the supply agreement which expires in December 2019. Through June 30, 2013 we have exceeded that commitment. Either party may terminate the Agreement for the uncured material breach or bankruptcy of the other party or an extended force majeure event. The Company may also terminate the supply agreement for extended supply interruption, regulatory action related to Captisol or other specified events.

Under the terms of our merger with Metabasis, we are committed to spend at least $7 million within 30 months following the close of the transaction and $8.0 million within 42 months in new research and development funding on the Metabasis programs. Through June 30, 2013, we estimate that we have exceeded the committed amount.

We are also required under our CyDex CVR Agreement to invest at least $1.5 million per year, inclusive of employee expenses, in the acquired business, through 2015. As of June 30, 2013, we estimate we will exceed that amount for the year ended December 31, 2013.

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

As a result of material weaknesses in our internal control over financial reporting relating to the accounting for non-routine transactions and the controls over the determination of fair value of contingent liabilities, management has reassessed the effectiveness of our disclosure controls and procedures and have determined that our disclosure controls and procedures were not effective as of June 30, 2013. Despite the material weaknesses in our internal control, management believes no material inaccuracies or omissions of fact exist in this quarterly report.

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

On December 19, 2012, plaintiff filed an amended complaint asserting substantially similar claims against the Company and Mr. Higgins.  The amended complaint seeks unspecified damages, disgorgement, punitive damages, attorneys' fees and costs.  On February 4, 2013, the Company filed a motion to dismiss plaintiff's amended complaint with prejudice.  Plaintiff filed an opposition to the motion to the Company's motion to dismiss on May 3, 2013, and the Company filed its reply brief on June 26, 2013.  On July 10, 2013, the Court held a hearing on Ligand and its co-defendants' motions to dismiss.  The Company intends to continue to vigorously defend against the claims against it and Mr. Higgins in the lawsuit.  Due to the complex nature of the legal and factual issues involved, however, the outcome of this matter is not presently determinable.

ITEM 1A.	RISK FACTORS

The following is a summary description of some of the many risks we face in our business. You should carefully review these risks in evaluating our business, including the businesses of our subsidiaries. You should also consider the other information described in this report.

Risks Related To Us and Our Business.

Revenues based on Promacta and Kyprolis represent a substantial portion of our overall current and/or expected future revenues.

GSK is obligated to pay us royalties on its sales of Promacta and we receive revenue from Onyx based on both sales of Kyprolis and purchases of Captisol material for clinical and commercial uses. These payments are expected to be a substantial portion of our ongoing revenues for some time. As a result, any setback that may occur with respect to Promacta or Kyprolis could significantly impair our operating results and/or reduce the market price of our stock. Setbacks for Promacta and Kyprolis could include problems with shipping, distribution, manufacturing, product safety, marketing, government regulation or reimbursement, licenses and approvals, intellectual property rights, competition with existing or new products and physician or patient acceptance of the product, as well as higher than expected total rebates, returns or discounts.

Revenue from sales of Captisol material to our collaborative partners represents a significant portion of our current revenue and our continued development and supply of Captisol is subject to a number of risks.

In January 2011, we completed our merger with CyDex. All of CyDex's products and product candidates, as well as the technology that it outlicenses, are based on Captisol. As a result, any setback that may occur with respect to Captisol could significantly impair our operating results and/or reduce the market price of our stock. Setbacks for Captisol could include problems with shipping, distribution, manufacturing, product safety, marketing, government regulation or reimbursement, licenses and approvals, intellectual property rights, competition with existing or new products and physician or patient acceptance of the products using Captisol, as well as higher than expected total rebates, returns or discounts for such products.

If products or product candidates incorporating Captisol technology were to cause any unexpected adverse events, the perception of Captisol safety could be seriously harmed. If this were to occur, we may not be able to market Captisol products unless and until we are able to demonstrate that the adverse event was unrelated to Captisol, which we may not be able to do. Further, whether or not the adverse event was a result of Captisol, we could be required by the FDA to submit to additional regulatory reviews or approvals, including extensive safety testing or clinical testing of products using Captisol, which would be expensive and, even if we were to demonstrate that the adverse event was unrelated to Captisol, would delay our marketing of Captisol-enabled products and receipt of revenue related to those products, which could significantly impair our operating results and/or reduce the market price of our stock.

We obtain Captisol from a sole source supplier, and if this supplier were to cease to be able to supply Captisol to us, or decline to supply Captisol to us, we would be unable to continue to derive revenue or continue to develop our product candidates until we obtained an alternative source, which could take a considerable length of time. Our supplier of Captisol is Hovione FarmaCiencia SA, or Hovione, through its agent Hovione LLC. If a major disaster were to happen at Hovione or Hovione were to suffer major production problems or were to fail to deliver Captisol to us for any other reason, there could be a significant interruption of our Captisol supply. A series of unusually large orders could rapidly deplete our inventory and cause significant problems with our licensees and disrupt our business. In addition, if we fail to meet certain of our obligations under our supply agreements, our customers could obtain the right to have Captisol manufactured by other suppliers, which would significantly harm our business.

We currently depend on our arrangements with our outlicensees to sell products using our Captisol technology. These agreements generally provide that outlicensees may terminate the agreements at will. If our outlicensees discontinue sales of products using our Captisol technology, fail to obtain regulatory approval for their products using our Captisol technology, fail to satisfy their obligations under their agreements with us, or otherwise choose to utilize a generic form of Captisol should it become available, or if we are unable to establish new licensing and marketing relationships, our financial results and growth prospects would be materially affected. Further, under most of our Captisol outlicenses, the amount of royalties we receive will be reduced or will cease when the relevant patent expires. Our high purity patent, U.S. Patent No. 7,635,773 is not expected to expire until 2029 and our morphology patent, U.S. Patent No. 7,629,331 is not expected to expire until 2025, but the initially filed patents relating to Captisol expired starting in 2010 in the U.S. and will expire by 2016 in most countries outside the U.S.

If our other intellectual property rights are not sufficient to prevent a generic form of Captisol from coming to market and if in such case our outlicensees choose to terminate their agreements with us, the source of the vast majority of our Captisol revenue may cease to exist.

Aggregate revenues based on sales of Avinza, Conbriza and Nexterone represent a significant portion of our overall current and/or expected future revenues.

These payments are expected to be a substantial portion of our ongoing revenues for some time. As a result, any setback that may occur with respect to these products could significantly impair our operating results and/or reduce the market price of our stock. Setbacks for these products could include problems with shipping, distribution, manufacturing, product safety, marketing, government regulation or reimbursement, licenses and approvals, intellectual property rights, competition with existing or new products and physician or patient acceptance of the product, as well as higher than expected total rebates, returns or discounts. These products also are or may become subject to generic competition). Any such setback could reduce our revenue.

The product candidates of our partners and us face significant development and regulatory hurdles prior to partnering and/or marketing which could delay or prevent licensing, sales and/or milestone revenue.

Before we or our partners obtain the approvals necessary to sell any of our unpartnered assets or partnered programs, we must show through preclinical studies and human testing that each potential product is safe and effective. We and/or our partners have a number of partnered programs and unpartnered assets moving toward or currently awaiting regulatory action. Failure to show any product's safety and effectiveness could delay or prevent regulatory approval of a product and could adversely affect our business. The drug development and clinical trials process is complex and uncertain. For example, the results of preclinical studies and initial clinical trials may not necessarily predict the results from later large-scale clinical trials. In addition, clinical trials may not demonstrate a product's safety and effectiveness to the satisfaction of the regulatory authorities. Recently, a number of companies have suffered significant setbacks in advanced clinical trials or in seeking regulatory approvals, despite promising results in earlier trials. The FDA may also require additional clinical trials after regulatory approvals are received. Such additional trials may be expensive and time-consuming, and failure to successfully conduct those trials could jeopardize continued commercialization of a product.

The rates at which we complete our scientific studies and clinical trials depends on many factors, including, but are not limited to, our ability to obtain adequate supplies of the products to be tested and patient enrollment. Patient enrollment is a function of many factors, including the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial and other potential drug candidates being studied. Delays in patient enrollment for our trials may result in increased costs and longer development times. In addition, our collaborative partners have rights to control product development and clinical programs for products developed under our collaborations. As a result, these collaborative partners may conduct these programs more slowly or in a different manner than expected. Moreover, even if clinical trials are completed, we or our collaborative partners still may not apply for FDA approval in a timely manner or the FDA still may not grant approval.

We rely heavily on collaborative relationships, and any disputes or litigation with our collaborative partners or termination or breach of any of the related agreements could reduce the financial resources available to us, including milestone payments and future royalty revenues.

Our strategy for developing and commercializing many of our potential products, including products aimed at larger markets, includes entering into collaboration agreements with corporate partners and others. These agreements give our collaborative partners significant discretion when deciding whether or not to pursue any development program. Our existing collaborations may not continue or be successful, and we may be unable to enter into future collaborative arrangements to develop and commercialize our unpartnered assets.

In addition, our collaborators may develop drugs, either alone or with others that compete with the types of drugs they are developing with us (or that we are developing on our own). This would result in increased competition for our or our partners' programs. If products are approved for marketing under our collaborative programs, revenues we receive will depend on the manufacturing, marketing and sales efforts of our collaborative partners, who generally retain commercialization rights under the collaborative agreements. Generally, our current collaborative partners also have the right to terminate their collaborations at will or under specified circumstances. If any of our collaborative partners breach or terminate their agreements with us or otherwise fail to conduct their collaborative activities successfully (for example, by not making required payments when due, or at all), our product development under these agreements will be delayed or terminated. Disputes or litigation may also arise with our collaborators (with us and/or with one or more third parties), including disputes or litigation over ownership rights to intellectual property, know-how or technologies developed with our collaborators. Such disputes or litigation could adversely affect our rights to one or more of our product candidates. Any such dispute or litigation could delay, interrupt or terminate the collaborative research, development and commercialization of certain potential products, create uncertainty as to ownership rights of intellectual property, or could result in litigation or arbitration. The occurrence of any of these problems could be time-consuming and expensive and could adversely affect our business.

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

Generally, our success will depend on our ability and the ability of us and our licensors to obtain and maintain patents and proprietary rights for our potential products both in the United States and in foreign countries. Patents may not be issued from any of these applications currently on file, or, if issued, may not provide sufficient protection. Our patent position, like that of many biotechnology and pharmaceutical companies, is uncertain and involves complex legal and technical questions for which important legal principles are unresolved. We may not develop or obtain rights to products or processes that are patentable. Even if we do obtain patents, such patents may not adequately protect the technology we own or have licensed. In addition, others may challenge, seek to invalidate, infringe or circumvent any patents we own or license and rights we receive under those patents may not provide competitive advantages to us. For example, our European patent related to Agglomerated forms of Captisol is currently being opposed and observations have been filed against our European patent application related to High Purity Captisol.

We have obtained patent protection in the U.S. through 2025 on one or more Agglomerated forms of Captisol and through 2029 on one or more High Purity forms of Captisol. The initially filed patents relating to Captisol expired starting in 2010 in the United States and will expire by 2016 in most countries outside the U.S. There is no guarantee that our patents will be sufficient to prevent competitors from creating a generic form of Captisol and competing against us, or from developing combination patents for products that will prevent us from developing products using those APIs. In addition, most of the agreements in our Captisol outlicensing business, provide that once the relevant patent expires, the amount of royalties we receive will be reduced or eliminated.

Our collaborative partners may change their strategy or the focus of their development and commercialization efforts with respect to our partnered programs; the success of our partnered programs could be adversely affected.

If our collaborative partners terminate their collaborations with us or do not commit sufficient resources to the development, manufacture, marketing or distribution of our partnered programs, we could be required to devote additional resources to our partnered programs, seek new collaborative partners or abandon such partnered programs, all of which could have an adverse effect on our business.

Third party intellectual property may prevent us or our partners from developing our potential products and we may owe a portion of any payments we receive from our collaborative partners to one or more third parties.

Our success will depend on our ability and the ability of our collaborative partners to avoid infringing the proprietary rights of others, both in the United States and in foreign countries. In addition, disputes with licensors under our license agreements may arise which could result in additional financial liability or loss of important technology and potential products and related revenue, if any. Further, the manufacture, use or sale of our potential products or our collaborative partners' products or potential products may infringe the patent rights of others. This could impact Captisol, Promacta, Kyprolis, Avinza, Viviant and Conbriza (bazedoxifene), Nexterone, Fablyn, and other products or potential products.

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

We may acquire companies, businesses and products that complement or augment our existing business. We may not be able to integrate any acquired business successfully or operate any acquired business profitably. Integrating any newly acquired business could be expensive and time-consuming. Integration efforts often take a significant amount of time, place a significant strain on managerial, operational and financial resources and could prove to be more difficult or expensive than we predict. The diversion of our management's attention and any delay or difficulties encountered in connection with any future acquisitions we may consummate could result in the disruption of our on-going business or inconsistencies in standards and controls that could negatively affect our ability to maintain third-party relationships. Moreover, we may need to raise additional funds through public or private debt or equity financing, or issue additional shares, to acquire any businesses or products, which may result in dilution for stockholders or the incurrence of indebtedness.

As part of our efforts to acquire companies, business or product candidates or to enter into other significant transactions, we conduct business, legal and financial due diligence with the goal of identifying and evaluating material risks involved in the transaction. Despite our efforts, we ultimately may be unsuccessful in ascertaining or evaluating all such risks and, as a result, might not realize the intended advantages of the transaction. If we fail to realize the expected benefits from acquisitions we may consummate in the future or have consummated in the past, whether as a result of unidentified risks, integration difficulties, regulatory setbacks, litigation with current or former employees and other events, our business, results of operations and financial condition could be adversely affected. If we acquire product candidates, we will also need to make certain assumptions about, among other things, development costs, the likelihood of receiving regulatory approval and the market for such product candidates. Our assumptions may prove to be incorrect, which could cause us to fail to realize the anticipated benefits of these transactions.

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

In addition, we agreed to indemnify Eisai and King under certain circumstances pursuant to the asset purchase agreements we entered into with Eisai and King in connection with the sale of our prior commercial product lines.  Some of our indemnification obligations still remain and our potential liability in certain circumstances is not limited to specific dollar amounts. We cannot predict the liabilities that may arise as a result of these matters. Any claims related to our indemnification obligations to King or Eisai could materially and adversely affect our financial condition.In addition, King assumed our obligation to make payments to Organon based on net sales of Avinza (the fair value of which was $13.1 million as of June 30, 2013).  We remain liable to Organon in the event King defaults on this obligation. Any requirement to pay a material amount to Organon, could adversely affect our business and the price of our securities. The sale of our prior commercial product lines does not relieve us of exposure to product liability risks on products we sold prior to divesting these product lines. A successful product liability claim or series of claims brought against us may not be insured and could result in payment of significant amounts of money and divert management's attention from running our business.

If our partners do not reach the market with our partnered programs before our competitors offer products for the same or similar uses, or if our partners are not effective in marketing our partnered programs, our revenues from product sales, if any, will be reduced.

We face intense competition in our development activities. Our competitors might succeed in obtaining regulatory approval for competitive products more rapidly than our partners can for our partnered programs. In addition, competitors might develop technologies and products that are less expensive and perceived to be safer or more effective than those being developed by us or our partners, which could impair our product development and render our technology obsolete.

If our business does not perform according to our expectations, we may not be able to pay off our existing debt or have sufficient resources to operate our business as currently contemplated.

Our operations have consumed substantial amounts of cash since inception. As of June 30, 2013, we had negative working capital of $18.0 million. In connection with our 2011 acquisition of CyDex, we entered into a $20 million Loan and Security Agreement, or the Loan Agreement, with a lender. The loan was amended in January 2012 to increase the secured credit facility to $27.5 million. The original $20 million borrowed under the facility bears interest at a fixed rate of 8.6%. The additional $7.5 million bears interest at a fixed rate of 8.9%. Under the terms of the secured debt, we made interest only payments through February 2013. Subsequent to the interest only payments, the note will amortize with principal and interest payments through the remaining term of the loan. Additionally, we must also make an additional final payment equal to 6% of the total amount borrowed which is due at maturity and is being accreted over the life of the loan. The maturity date of the term loan is August 1, 2014. In March 2013, the Company prepaid $7 million of the secured term loan credit facility. As of June 30, 2013, the remaining principal balance of the note was $15.6 million. Additionally, the Company paid a prepayment fee of 1% of the prepayment amount, or $0.1 million and a prorated final-payment fee of 6% of the final payment or $0.4 million.

In October 2011, we filed a Registration Statement on Form S-3 with the SEC for the issuance and sale of up to $30 million of equity or other securities, proceeds from which will be used for general corporate purposes. The Form S-3 provides additional financial flexibility for us to sell shares or other securities as needed at any time. As of June 30, 2013, 302,750 common shares have been issued under this registration statement for total net proceeds of approximately $5.5 million. During the quarters ended June 30, 2013 and 2012, respectively, the Company did not issue any common shares pursuant to its at-the-market equity issuance plan.

Our cash and cash equivalents as of June 30, 2013 was $5.9 million. We believe that our capital resources, including our currently available cash, cash equivalents, and short-term investments as well as our current and future royalty revenues, will be adequate to fund our operations at their current levels at least for the next 12 months. However, changes may occur that would cause us to consume available capital resources before that time and we may need to complete additional equity or debt financings to fund our operations. Our inability to obtain additional financing could adversely affect our business. Financings may not be available at all or on terms favorable to us. In addition, these financings, if completed, may not meet our capital needs and could result in substantial dilution to our stockholders. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate one or more of our research or drug development programs. We may also be required to liquidate our business or file for bankruptcy protection. Alternatively, we may be forced to attempt to continue development by entering into arrangements with collaborative partners or others that require us to relinquish some or all of our rights to technologies or drug candidates that we would not otherwise relinquish.

Our ability to use our net operating losses to offset taxes that would otherwise be due could be limited or lost entirely.

Our ability to use our NOLs to offset taxes that would otherwise be due is dependent upon our generation of future taxable income before the expiration dates of the NOLs, and we cannot predict with certainty whether we will be able to generate future taxable income. In addition, even if we generate taxable income, realization of our NOLs to offset taxes that would otherwise be due could be restricted by annual limitations on use of NOLs triggered by a past or future “ownership change” under Section 382 of the Internal Revenue Code and similar state provisions. An “ownership change” may occur when there is a 50% or greater change in total ownership of our company by one or more 5% shareholders within a three-year period. The loss of some or all of our NOLs could materially and adversely affect our business, financial condition and results of operations. In addition, California and certain states have suspended use of NOLs for certain taxable years, and other states may consider similar measures. As a result, we may incur higher state income tax expense in the future. Depending on our future tax position, continued suspension of our ability to use NOLs in states in which we are subject to income tax could have an adverse impact on our operating results and financial condition. The calculation of the amount of our net operating loss carryforwards may be changed as a result of a challenge by the IRS or other governmental authority or our learning of new information about the ownership of, and transactions in, our securities.

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

Our shareholder rights plan, concentration of ownership and charter documents may hinder or prevent change of control transactions.

Our shareholder rights plan and provisions contained in our certificate of incorporation and bylaws may discourage transactions involving an actual or potential change in our ownership. In addition, our Board of Directors may issue shares of preferred stock without any further action by the stockholders. Our directors and Biotechnology Value Fund (BVF) have over 27.1% ownership as of June 30, 2013 and BVF can increase their ownership level up to 24.99% and has agreed to vote 15% ownership in accordance with the Board's recommendations in the event that BVF exceeds a 19.99% ownership level. Such restrictions, circumstances and issuances may have the effect of delaying or preventing a change in our ownership. If changes in our ownership are discouraged, delayed or prevented, it would be more difficult for our current Board of Directors to be removed and replaced, even if you or our other stockholders believe that such actions are in the best interests of us and our stockholders.

Funding of our drug development programs may not result in future revenues.

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

We are vulnerable to damage and/or loss of vital data from natural disasters, such as earthquakes, tornadoes, power loss, fire, floods and similar events, as well as from accidental loss or destruction. If any disaster were to occur, our ability to operate our business could be seriously impaired. We have property, liability, and business interruption insurance which may not be adequate to cover our losses resulting from disasters or other similar significant business interruptions, and we do not plan to purchase additional insurance to cover such losses due to the cost of obtaining such coverage. Any significant losses that are not recoverable under our insurance policies could seriously impair our business, financial condition and prospects.

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

Date:	August 1, 2013	By:	/s/ John P. Sharp
John P. Sharp
Vice President, Finance and Chief Financial Officer
Duly Authorized Officer and Principal Financial Officer

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

2.9 (8)	Certificate of Merger for acquisition of Metabasis Therapeutics, Inc. dated January 27, 2010 (Filed as Exhibit 2.1).
2.10 (9)	Certificate of Merger, dated and filed January 24, 2011 (Filed as Exhibit 2.1).
2.11 (9)	Agreement and Plan of Merger, by and among the Company, CyDex Pharmaceuticals, Inc., and Caymus Acquisition, Inc., dated January 14, 2011 (Filed as Exhibit 10.1).
3.1 (10)	Amended and Restated Certificate of Incorporation of the Company (Filed as Exhibit 3.1).
3.2 (10)	Bylaws of the Company, as amended (Filed as Exhibit 3.3).
3.3 (11)	Amended Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Company (Filed as Exhibit 3.3).
3.4 (12)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company dated June 14, 2000 (Filed as Exhibit 3.5).
3.5 (13)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company dated September 30, 2004 (Filed as Exhibit 3.6).
3.6 (14)	Amendment of the Bylaws of the Company dated November 8, 2005 (Filed as Exhibit 3.1).
3.7 (15)	Amendment of Bylaws of the Company dated December 4, 2007 (Filed as Exhibit 3.1).
3.8 (16)	Second Amended and Restated Bylaws of the Company (Filed as Exhibit 3.1)
4.1 (17)	Specimen stock certificate for shares of Common Stock of the Company.
4.4 (18)	2006 Preferred Shares Rights Agreement, by and between the Company and Mellon Investor Services LLC, dated as of October 13, 2006 (Filed as Exhibit 4.1).
4.5 (19)	First Amendment to 2006 Preferred Shares Rights Agreement dated June 19, 2013 (Filed as Exhibit 4.1)
10.1 (19)	Amended Letter Agreement dated June 19, 2013 between the Company and BVF Partners L.P. (Filed as Exhibit 10.1)
10.2 †	Royalty Stream and Milestone Payments Purchase Agreement dated April 29, 2013 between the Company and Selexis S.A.
24.1 (20)	Power of Attorney (Filed as Exhibit 24.1).
31.1	Certification by Principal Executive Officer, Pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Principal Financial Officer, Pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification by Principal Executive Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification by Principal Financial Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description
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

(12)	This exhibit was previously filed as part of, and are hereby incorporated by reference to the numbered exhibit filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

(13)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004.

(14)	This exhibit was previously filed as part of, and is being incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on November 14, 2005.

(15)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on December 6, 2007.

(16)	This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company’s Current Report on Form 8-K filed on April 9, 2013.

(17)
This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with the Company's Registration Statement on Form S-1 (No. 33-47257) filed on April 16, 1992 as amended.

(18)	This exhibit was previously filed as part of, and is being incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on October 17, 2006.

(19)	This exhibit was previously filed as part of, and is being incorporated by reference to the numbered exhibit filed with the Company’s Current Report on Form 8-K filed on June 19, 2013

(20)	This exhibit was previously filed as part of, and is being incorporated by reference to the numbered exhibit filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

†	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted and submitted separately to the Securities and Exchange Commission.

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