Form 10-Q
period 2013-09-30
LIGAND PHARMACEUTICALS INC
filed 2013-11-08
CIK 886163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________________________
FORM 10-Q
________________________________________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2013
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
(858) 550-7500
(Registrant's Telephone Number, Including Area Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 29, 2013, the registrant had 20,410,247 shares of common stock outstanding.

LIGAND PHARMACEUTICALS INCORPORATED
QUARTERLY REPORT

FORM 10-Q

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
LIGAND PHARMACEUTICALS INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share data)

	September 30,	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$3,271	$12,381
Accounts receivable	5,507	4,589
Inventory	1,838	1,697
Other current assets	1,512	829
Current portion of co-promote termination payments receivable	4,507	4,327
Total current assets	16,635	23,823
Restricted cash and investments	4,968	2,767
Property and equipment, net	834	788
Deferred income taxes	8	8
Intangible assets, net	53,692	55,912
Goodwill	12,238	12,238
Commercial license rights	4,571	—
Long-term portion of co-promote termination payments receivable	8,387	8,207
Other assets	344	517
Total assets	$101,677	$104,260
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,304	$5,854
Accrued liabilities	4,619	4,961
Current portion of contingent liabilities	1,879	356
Current portion of deferred income taxes	1,581	1,581
Current portion of note payable	12,375	14,835
Current portion of co-promote termination liability	4,507	4,327
Current portion of lease exit obligations	2,860	3,039
Current portion of deferred revenue	336	486
Total current liabilities	32,461	35,439
Long-term portion of note payable	—	13,443
Long-term portion of co-promote termination liability	8,387	8,207
Long-term portion of deferred revenue, net	2,085	2,369
Long-term portion of lease exit obligations	3,725	5,963
Deferred income taxes	962	725
Long-term portion of contingent liabilities	8,552	10,543
Other long-term liabilities	690	1,086
Total liabilities	56,862	77,775
Commitments and Contingencies
Stockholders' equity:
Common stock, $0.001 par value; 33,333,333 shares authorized; 21,528,284 and 21,278,606 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	22	21
Additional paid-in capital	758,080	751,503
Accumulated other comprehensive income	2,201	—
Accumulated deficit	(673,208)	(682,759)
Treasury stock, at cost; 1,118,222 shares at September 30, 2013 and December 31, 2012, respectively	(42,280)	(42,280)
Total stockholders' equity	44,815	26,485
Total liabilities and stockholders' equity	$101,677	$104,260

See accompanying notes.

LIGAND PHARMACEUTICALS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenues:
Royalties	$5,724	$3,213	$16,466	$9,256
Material sales	6,728	1,818	12,260	4,150
Collaborative research and development and other revenues	553	1,344	5,511	4,347
Total revenues	13,005	6,375	34,237	17,753
Operating costs and expenses:
Cost of sales	2,538	683	4,416	1,273
Research and development	2,414	2,647	6,900	8,315
General and administrative	4,756	4,306	13,564	11,579
Lease exit and termination costs	227	164	359	666
Write-off of in-process research and development	—	—	480	—
Total operating costs and expenses	9,935	7,800	25,719	21,833
Income (loss) from operations	3,070	(1,425)	8,518	(4,080)
Other (expense) income:
Interest expense, net	(394)	(735)	(1,755)	(2,198)
(Increase) decrease in contingent liabilities	(532)	2,093	368	1,191
Other, net	(119)	15	69	272
Total other (expense) income, net	(1,045)	1,373	(1,318)	(735)
Income (loss) before income taxes	2,025	(52)	7,200	(4,815)
Income tax expense	(60)	(142)	(237)	(445)
Income (loss) from continuing operations	1,965	(194)	6,963	(5,260)
Discontinued operations:
Gain on sale of Avinza Product Line before income taxes	—	—	2,588	3,656
Income tax benefit on discontinued operations	—	—	—	14
Income from discontinued operations	—	—	2,588	3,670
Net income (loss):	$1,965	$(194)	$9,551	$(1,590)
Basic per share amounts:
Income (loss) from continuing operations	$0.10	$(0.01)	$0.34	$(0.27)
Income from discontinued operations	—	—	0.13	0.19
Net income (loss)	$0.10	$(0.01)	$0.47	$(0.08)

Diluted per share amounts:
Income (loss) from continuing operations	$0.09	$(0.01)	$0.33	$(0.27)
Income from discontinued operations	—	—	0.13	0.19
Net income (loss)	$0.09	$(0.01)	$0.46	$(0.08)

Weighted average number of common shares-basic	20,357,558	19,917,676	20,268,261	19,791,793
Weighted average number of common shares-diluted	20,843,742	19,917,676	20,562,622	19,791,793

See accompanying notes.

LIGAND PHARMACEUTICALS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Net income (loss)	$1,965	$(194)	$9,551	$(1,590)
Unrealized net gain on available-for-sale securities, net of tax of $0	806	—	2,201	—
Comprehensive income (loss)	$2,771	$(194)	$11,752	$(1,590)

See accompanying notes.

LIGAND PHARMACEUTICAL INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended
	September 30,
	2013	2012
Operating activities
Net income (loss)	$9,551	$(1,590)
Less: gain from discontinued operations	2,588	3,670
Income (loss) from continuing operations	6,963	(5,260)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Non-cash change in estimated fair value of contingent liabilities	(368)	(1,191)
Write-off of in-process research and development	480	—
Depreciation and amortization	2,007	1,978
Share-based compensation	4,149	3,116
Deferred income taxes	237	446
Accretion of note payable	321	362
Other	(13)	(14)
Changes in operating assets and liabilities:
Accounts receivable	(918)	3,953
Inventory	86	(798)
Other current assets	(683)	329
Other long-term assets	173	322
Accounts payable and accrued liabilities	(2,306)	(3,009)
Other liabilities	(396)	15
Deferred revenue	(434)	(1,710)
Net cash provided by (used in) operating activities of continuing operations	9,298	(1,461)
Net cash used in operating activities of discontinued operations	(642)	(550)
Net cash provided by (used in) operating activities	8,656	(2,011)
Investing activities
Purchase of commercial license rights	(3,571)	—
Payments to CVR holders and former license holders	(100)	(8,049)
Purchases of property and equipment	(263)	(633)
Proceeds from sale of property and equipment	3	17
Proceeds from sale of short-term investments	—	10,000
Other	(40)	—
Net cash (used in) provided by investing activities	(3,971)	1,335
Financing activities
Proceeds from issuance of debt	—	7,500
Repayment of debt	(16,224)	(10,000)
Net proceeds from issuance of common stock	—	2,647
Net proceeds from employee stock purchase plan	84	68
Net proceeds from stock option exercises	2,345	466
Net cash (used in) provided by financing activities	(13,795)	681
Net (decrease) increase in cash and cash equivalents	(9,110)	5
Cash and cash equivalents at beginning of period	12,381	7,041
Cash and cash equivalents at end of period	$3,271	$7,046
Supplemental Disclosure of cash flow information
Interest paid	$1,566	$1,854
Taxes paid	5	15
Supplemental schedule of non-cash activity
Liability for commercial license rights	$1,000	$—
Accrued inventory purchases	227	449
Unrealized gain on AFS investments	2,201	—
See accompanying notes.

LIGAND PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Basis of Presentation

Ligand Pharmaceuticals Incorporated, a Delaware corporation (the "Company" or "Ligand") is a biopharmaceutical company with a business model that is based upon the concept of developing or acquiring revenue generating assets and coupling them to a lean corporate cost structure. By diversifying the portfolio of assets across numerous technology types, therapeutic areas, drug targets, and industry partners, the Company offers investors an opportunity to invest in the increasingly complicated and unpredictable pharmaceutical industry. These therapies address the unmet medical needs of patients for a broad spectrum of diseases including hepatitis, multiple myeloma, muscle wasting, Alzheimer’s disease, dyslipidemia, diabetes, anemia, asthma, FSGS and osteoporosis. Ligand has established multiple alliances with the world’s leading pharmaceutical companies including GlaxoSmithKline, Onyx Pharmaceuticals (recently acquired by Amgen), Merck, Pfizer, Baxter International, Bristol-Myers Squibb, Lundbeck Inc., and Spectrum Pharmaceuticals, Inc. The Company’s principal market is the United States. The Company sold its Oncology Product Line ("Oncology") and Avinza Product Line ("Avinza") on October 25, 2006 and February 26, 2007, respectively. The operating results for Oncology and Avinza have been presented in the accompanying consolidated financial statements as "Discontinued Operations."

The Company has incurred significant losses since its inception. As of September 30, 2013, the Company’s accumulated deficit was approximately $673.2 million and the Company had negative working capital of approximately $15.8 million. Management believes that cash flows from operations will improve due to Captisol® sales, an increase in revenues driven primarily from continued increases in Promacta® and Kyprolis® sales, and also from anticipated new license and milestone revenues. In the event revenues and operating cash flows are not meeting expectations, management plans to reduce discretionary expenses. However, it is possible that the Company may be required to seek additional financing. There can be no assurance that additional financing will be available on terms acceptable to management, or at all. Management believes its currently available cash and cash equivalents as well as its current and future royalty, license and milestone revenues will be sufficient to satisfy its anticipated operating and capital requirements through at least the next 12 months. The Company’s future operating and capital requirements will depend on many factors, including, but not limited to: the pace of scientific progress in its research and development programs; the potential success of these programs; the scope and results of preclinical testing and clinical trials; the time and costs involved in obtaining regulatory approvals; the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims; competing technological and market developments; the amount of royalties on sales of the commercial products of its partners; the efforts of its collaborative partners; obligations under its operating lease agreements; costs associated with future acquisitions and the capital requirements of any companies the Company may acquire in the future. The ability of the Company to achieve its operational targets is dependent upon the Company’s ability to further implement its business plan and generate sufficient operating cash flow.

Principles of Consolidation

The accompanying consolidated financial statements include Ligand and its wholly owned subsidiaries, Ligand JVR, Allergan Ligand Retinoid Therapeutics, Seragen, Inc. ("Seragen"), Pharmacopeia, Inc. ("Pharmacopeia"), Neurogen Corporation ("Neurogen"), Metabasis Therapeutics, Inc. ("Metabasis"), CyDex Pharmaceuticals, Inc. ("CyDex") and Nexus VI LLC ("Nexus"). All significant intercompany accounts and transactions have been eliminated in consolidation.

Basis of Presentation

The Company’s accompanying unaudited condensed consolidated financial statements as of September 30, 2013 and for the three and nine months ended September 30, 2013 and 2012 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. The Company’s condensed consolidated balance sheet at December 31, 2012 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations of the Company, and its subsidiaries have been included. Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. These financial statements should be read in conjunction with the consolidated financial statements and notes therein included in the Company’s annual report on Form 10-K for the year ended December 31, 2012.

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

Reclassifications

Certain reclassifications have been made to the previously issued statement of operations for the three and nine months ended September 30, 2012 for comparability purposes. These reclassifications had no effect on the reported net income, stockholders' equity, and operating cash flows as previously reported.

Earnings (Loss) Per Share

Basic earnings (loss) per share is calculated by dividing net income or loss by the weighted average number of common shares and vested restricted stock units outstanding. Diluted earnings per share is computed by dividing net income or loss by the weighted average number of common shares and vested restricted stock units outstanding and the weighted average number of dilutive common stock equivalents, including stock options and non-vested restricted stock units. Common stock equivalents are only included in the diluted earnings per share calculation when their effect is dilutive. The total number of potential common shares excluded from the computation of diluted loss per share because their inclusion would have been anti-dilutive was 0.9 million and 1.3 million, at September 30, 2013 and 2012, respectively.

The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated (in thousands, except per share amounts):

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Net income (loss) from continuing operations	$1,965	$(194)	$6,963	$(5,260)
Net income from discontinued operations	—	—	2,588	3,670
Net income (loss)	$1,965	$(194)	$9,551	$(1,590)

Shares used to compute basic income (loss) per share	20,357,558	19,917,676	20,268,261	19,791,793
Dilutive potential common shares:
Restricted stock	77,609	—	62,051	—
Stock options	408,575	—	232,310	—
Shares used to compute diluted income (loss) per share	20,843,742	19,917,676	20,562,622	19,791,793

Basic per share amounts:
Income (loss) from continuing operations	$0.10	$(0.01)	$0.34	$(0.27)
Income from discontinued operations	—	—	0.13	0.19
Net income (loss)	$0.10	$(0.01)	$0.47	$(0.08)

Diluted per share amounts:
Income (loss) from continuing operations	$0.09	$(0.01)	$0.33	$(0.27)
Income from discontinued operations	—	—	0.13	0.19
Net income (loss)	$0.09	$(0.01)	$0.46	$(0.08)

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

The following table summarizes the various investment categories at September 30, 2013 and December 31, 2012 (in thousands):

	Cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
September 30, 2013
Available-for-sale securities	$1,426	$2,201	$—	$3,627
Certificates of deposit - restricted	1,341	—	—	1,341
	$2,767	$2,201	$—	$4,968
December 31, 2012
Available-for-sale securities	$1,426	$—	$—	$1,426
Certificates of deposit-restricted	1,341	—	—	1,341
	$2,767	$—	$—	$2,767

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash equivalents, investments and accounts receivable.

The Company invests its excess cash principally in United States government debt securities, investment grade corporate debt securities and certificates of deposit. The Company has established guidelines relative to diversification and maturities that maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates. The Company has not experienced any significant losses on its cash equivalents, short-term investments or restricted investments for the periods ending September 30, 2013 and December 31, 2012.

As of September 30, 2013 and December 31, 2012, cash deposits held at financial institutions in excess of FDIC insured amounts of $250,000 were approximately $2.8 million and $11.9 million, respectively.

Accounts receivable from two customers was 48% and 39% of total accounts receivable at September 30, 2013. Accounts receivable from two customers was 53% and 35% of total accounts receivable at December 31, 2012.

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

Property and Equipment

Property and equipment is stated at cost and consists of the following (in thousands):

	September 30,	December 31,
	2013	2012
Lab and office equipment	$4,541	$4,374
Leasehold improvements	213	145
Computer equipment and software	1,025	1,150
	5,779	5,669
Less accumulated depreciation and amortization	(4,945)	(4,881)
	$834	$788

Depreciation of equipment is computed using the straight-line method over the estimated useful lives of the assets, which range from three to ten years. Leasehold improvements are amortized using the straight-line method over their estimated useful lives or their related lease term, whichever is shorter. Depreciation expense of $0.1 million and $0.2 million was recognized for the three and nine months ended September 30, 2013 and 2012, respectively.

Other Current Assets

Other current assets consist of the following (in thousands):

	September 30,	December 31,
	2013	2012
Prepaid expenses	$1,393	$801
Other receivables	119	28
	$1,512	$829

Goodwill and Other Identifiable Intangible Assets

Goodwill and other identifiable intangible assets consist of the following (in thousands):

	September 30,	December 31,
	2013	2012
Indefinite lived intangible assets
Acquired in-process research and development	$12,556	$13,036
Goodwill	12,238	12,238
Definite lived intangible assets
Complete technology	15,267	15,227
Trade name	2,642	2,642
Customer relationships	29,600	29,600
	47,509	47,469
Accumulated amortization	(6,373)	(4,593)
Total goodwill and other identifiable intangible assets, net	$65,930	$68,150

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

Amortization of definite lived intangible assets is computed using the straight-line method over the estimated useful life of the asset of 20 years. Amortization expense of $0.6 million and $1.8 million was recognized for the three and nine months ended September 30, 2013 and 2012, respectively. Estimated amortization expense for the year ending December 31, 2013 through 2017 is $2.4 million per year.
Acquired In-Process Research and Development

Intangible assets related to acquired in-process research and development (IPR&D) are considered to be indefinite-lived until the completion or abandonment of the associated research and development efforts. During the period the assets are considered to be indefinite-lived, they will not be amortized but will be tested for impairment on an annual basis and between annual tests if the Company becomes aware of any events occurring or changes in circumstances that would indicate a reduction in the fair value of the IPR&D projects below their respective carrying amounts. If and when development is complete, which generally occurs if and when regulatory approval to market a product is obtained, the associated assets would be deemed finite-lived and would then be amortized based on their respective estimated useful lives at that point in time. For the nine months ended September 30, 2013, the Company recorded a non-cash impairment charge of $0.5 million for the write-off of IPR&D for Captisol-enabled IV Clopidogrel. The asset was impaired upon notification from the Medicines Company that they intended to terminate the license agreement and return the rights of the compound to the Company. Captisol-enabled IV Clopidogrel is an intravenous option of the anti-platelet medication designed for situations where the administration of oral platelet inhibitors is not feasible or desirable. For the three months ended September 30, 2013 and the three and nine months ended September 30, 2012, there was no impairment of IPR&D.

Impairment of Long-Lived Assets

Management reviews long-lived assets for impairment annually or whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value for the Company’s long-lived assets is determined using the expected cash flows discounted at a rate commensurate with the risk involved. As of September 30, 2013, management does not believe there have been any events or circumstances indicating that the carrying amount of its long-lived assets may not be recoverable.

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

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	September 30,	December 31,
	2013	2012
Compensation	$1,734	$1,807
Professional fees	280	199
Other	2,605	2,955
	$4,619	$4,961

Other Long-Term Liabilities

Other long-term liabilities consist of the following (in thousands):

	September 30,	December 31,
	2013	2012
Deposits	$336	$538
Deferred rent	354	334
Other	—	214
	$690	$1,086
Contingent Liabilities

In connection with the Company’s acquisition of CyDex in January 2011, the Company recorded a $17.6 million contingent liability, inclusive of the $4.3 million payment made in January 2012, for amounts potentially due to holders of the CyDex contingent value rights ("CVRs") and former license holders. The liability is periodically assessed based on events and circumstances related to the underlying milestones, and the change in fair value is recorded in the Company’s consolidated statements of operations. The carrying amount of the liability may fluctuate significantly and actual amounts paid under the CVR agreements may be materially different than the carrying amount of the liability. The fair value of the liability at September 30, 2013 and December 31, 2012 was $8.7 million and $10.9 million, respectively. The Company recorded a fair value adjustment to increase the liability for CyDex related contingent liabilities of $1.2 million for the three months ended September 30, 2013 and an adjustment to decrease the liability of $2.1 million for the nine months ended September 30, 2013. The Company recorded fair value adjustments to increase the liability for CyDex related contingent liabilities of $0.1 million for the three months ended September 30, 2012 and adjustments to decrease the liability $2.1 million for the nine months ended September 30, 2012. Additionally, the Company recorded cash payments of $0.1 million for the Topiramate orphan drug designation milestone for the three and nine months ended September 30, 2013. The Company recorded a cash payment of $3.5 million for the FDA approval milestone of Kyprolis for the three months ended September 30, 2012. The Company recorded cash payments of $4.3 million for the January 2012 guaranteed payment, $0.2 million for the 2011 revenue sharing payment, and $3.5 million for the FDA approval milestone of Kyprolis for the nine months ended September 30, 2012. There was no revenue sharing payment made for the three and nine months ended September 30, 2013.

In connection with the Company’s acquisition of Metabasis in January 2010, the Company issued Metabasis stockholders four tradable CVRs, one CVR from each of four respective series of CVR, for each Metabasis share. The CVRs will entitle Metabasis stockholders to cash payments as frequently as every six months as cash is received by the Company from proceeds from Metabasis’ partnership with Roche (which has been terminated) or the sale or partnering of any of the Metabasis drug development programs, among other triggering events. The fair values of the CVRs are remeasured at each reporting date through the term of the related agreement. Changes in the fair values are reported in the statement of operations as income (decreases) or expense (increases). The carrying amount of the liability may fluctuate significantly based upon quoted market prices and actual amounts paid under the agreements may be materially different than the carrying amount of the liability. The fair value of the liability was estimated to be $1.7 million and $0 as of September 30, 2013 and December 31, 2012, respectively. The Company recorded decrease in the liability for Metabasis related CVRs of $0.7 million for the three months ended September 30, 2013 and an increase of $1.7 million for the nine months ended September 30, 2013. The

Company recorded no change in the liability for CVRs during the three months ended September 30, 2012 and a decrease in the liability for CVRs of $1.1 million during the nine months ended September 30, 2012.

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

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts based on the best estimate of the amount of probable losses in the Company’s existing accounts receivable. Accounts receivable that are outstanding longer than their contractual payment terms, ranging from 30 to 90 days, are considered past due. When determining the allowance for doubtful accounts, several factors are taken into consideration, including historical write-off experience and review of specific customer accounts for collectability. Account balances are charged off against the allowance after collection efforts have been exhausted and the potential for recovery is considered remote. There was no allowance for doubtful accounts included in the balance sheets at September 30, 2013 and December 31, 2012.

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Share-based compensation expense as a component of:
Research and development expenses	$438	$263	$1,272	$1,211
General and administrative expenses	1,095	750	2,877	1,905
	$1,533	$1,013	$4,149	$3,116

The fair-value for options that were awarded to employees and directors was estimated at the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions:

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Risk-free interest rate	1.8%	0.8%	1.4%	1.0%
Dividend yield	—	—	—	—
Expected volatility	70%	69%	70%	69%
Expected term	6.3	6.2	6.3	6.3
Forfeiture rate	8.8%	8.2%	8.4%-9.8%	8.0%-11.2%

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

Sale of Royalty Rights

The Company previously sold to third parties the rights to future royalties of certain of its products. As part of the underlying royalty agreements, the partners have the right to offset a portion of any future royalty payments owed to the Company to the extent of previous milestone payments. Accordingly, the Company deferred a portion of the revenue associated with each tranche of royalty right sold, equal to the pro-rata share of the potential royalty offset. Such amounts associated with the offset rights against future royalty payments will be recognized as revenue upon receipt of future royalties from the respective partners. As of September 30, 2013 and December 31, 2012, the Company had deferred $0.3 million and $0.8 million, respectively, of revenue related to the sale of royalty rights. As of September 30, 2013, $0.3 million is included in current portion of deferred revenue and there is no long-term portion of deferred revenue related to the sale of royalty rights. As of December 31, 2012, $0.5 million is included in current portion of deferred revenue and $0.3 million is included in long-term portion of deferred revenue related to the sale of royalty rights.
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

Income Taxes

                Income taxes are accounted for under the liability method.  This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of differences between the tax basis of assets or liabilities and their carrying amounts in the consolidated financial statements.  A valuation allowance is provided for deferred tax assets if it is more likely than not that these items will either expire before we are able to realize their benefit or if future deductibility is uncertain.  As of September 30, 2013, we have provided a full valuation allowance against our deferred tax assets as recoverability was uncertain.  Developing the provision for income taxes requires significant judgment and expertise in federal and state income tax laws, regulations and strategies, including the determination of deferred tax assets and liabilities and, if necessary, any valuation allowances that may be required for deferred tax assets.  Our judgments and tax strategies are subject to audit by various taxing authorities.  While we believe we have provided adequately for our income tax liabilities in our consolidated financial statements, adverse determinations by these taxing authorities could have a material adverse effect on our consolidated financial condition and results of operations.

Our ending deferred tax liability represents a future tax obligation for current tax amortization claimed on acquired IPR&D.  As we cannot estimate when the IPR&D assets will be amortizable for financial reporting purposes, the deferred tax liability associated with the IPR&D assets cannot be used to support the realization of our deferred tax assets.  As a result, we are required to increase our valuation allowance and record a charge to deferred taxes.

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

During the three months ended September 30, 2013 the Company did not recognize any gain or loss on the sale of the Avinza product line. During the nine months ended September 30, 2013 the Company recognized a pre-tax gain of $2.6 million, as a result of subsequent changes in certain estimates and liabilities recorded as of the sale date. During the three months ended September 30, 2012 the Company did not recognize any gain or loss on the sale of the Avinza product line. The Company recognized a pre-tax gain of $3.7 million for the nine months ended September 30, 2012, due to subsequent changes in certain estimates and liabilities recorded as of the sale date.
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

Equity Investments and related liability to former license holders

The fair value of the Company’s long-term investments and related liability to former license holders are determined using quoted market prices in active markets and are discounted based on trading restrictions on the resale of the shares. The fair value of the liability to former license holders is based on 15% of the equity investment. This liability is classified as a derivative in accordance with ASC 815, Derivatives and Hedging ("ASC 815"), and is included in accrued liabilities. The discount rate used to value the available-for-sale securities as of September 30, 2013 and December 31, 2012 was 10% and 28%, respectively.

Contingent Liabilities
The Company issued contingent value rights and also assumed certain contingent liabilities associated with the acquisitions of Metabasis, Neurogen and CyDex. The liability for CVRs for Metabasis are determined using quoted market prices in active markets. The fair value of the liabilities for the Neurogen and CyDex contingent liabilities are determined based on the income approach. The discount rate used to value the CyDex contingent liabilities for the period ended September 30, 2013 was in the range of 1% to 5%. There are no remaining contingent value right obligations under the agreement with the former Neurogen shareholders. Under the CVR agreement with the former CyDex shareholders, the Company may be required to make payments upon achievement of certain clinical and regulatory milestones. In addition, the Company will pay CyDex shareholders, for each year through 2016, 20% of all CyDex-related revenue, but only to the extent that and beginning only when CyDex-related revenue for such year exceeds $15.0 million; plus an additional 10% of all CyDex-related revenue recognized during such year, but only to the extent that and beginning only when aggregate CyDex-related revenue for such year exceeds $35.0 million. Additionally, the Company assumed certain contractual obligations for milestone and royalty payments potentially due in connection with Captisol-enabled intravenous formulation of Clopidogrel and Captisol-enabled intravenous formulation of Topiramate.

Avinza Co-Promotion
The co-promote termination payments receivable represents a non-interest bearing receivable for future payments to be made by Pfizer and is recorded at its fair value. The receivable and liability will remain equal and adjusted each quarter for changes in the fair value of the obligation including any changes in the estimate of future net Avinza product sales.

The following table provides a summary of the assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2013 (in thousands):

Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Current portion of co-promote termination payments receivable	$4,507	$—	$—	$4,507
Available-for-sale securities	3,627	—	—	3,627
Long-term portion of co-promote termination payments receivable	8,387	—	—	8,387
Total assets	$16,521	$—	$—	$16,521
Liabilities:
Current portion of contingent liabilities - CyDex	$1,879	$—	$—	$1,879
Current portion of co-promote termination liability	4,507	—	—	4,507
Long-term portion of contingent liabilities-Metabasis	1,736	1,736	—	—
Long-term portion of contingent liabilities - CyDex	6,816	—	—	6,816
Liability for restricted investments owed to former licensees	544	—	—	544
Long-term portion of co-promote termination liability	8,387	—	—	8,387
Total liabilities	$23,869	$1,736	$—	$22,133

The following table provides a summary of the assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2012 (in thousands):

Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Current portion of co-promote termination payments receivable	$4,327	$—	$—	$4,327
Available-for-sale securities	1,426	—	—	1,426
Long-term portion of co-promote termination payments receivable	8,207	—	—	8,207
Total assets	$13,960	$—	$—	$13,960
Liabilities:
Current portion of contingent liabilities - CyDex	$356	$—	$—	$356
Current portion of co-promote termination liability	4,327	—	—	4,327
Long-term portion of contingent liabilities - CyDex	10,543	—	—	10,543
Liability for restricted investments owed to former licensees	214	—	—	214
Long-term portion of co-promote termination liability	8,207	—	—	8,207
Total liabilities	$23,647	$—	$—	$23,647

A reconciliation of the level 3 financial instruments as of September 30, 2013 is as follows (in thousands):

Assets:
Fair value of level 3 financial instrument assets as of December 31, 2012	$13,960
Assumed payments made by Pfizer or assignee	(2,450)
Fair value adjustments recorded as unrealized gain on available-for-sale securities	2,201
Fair value adjustments to co-promote termination liability	2,810
Fair value of level 3 financial instrument assets as of September 30, 2013	$16,521

Liabilities
Fair value of level 3 financial instrument liabilities as of December 31, 2012	$23,647
Assumed payments made by Pfizer or assignee	(2,450)
Fair value adjustments for amounts owed related to restricted investments and recorded as other expense	330
Payments to CVR and other former license holders	(100)
Fair value adjustments to contingent liabilities	(2,104)
Fair value adjustments to co-promote termination liability	2,810
Fair value of level 3 financial instrument liabilities as of September 30, 2013	$22,133

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

A summary of the co-promote termination liability as of September 30, 2013 is as follows (in thousands):

Net present value of payments based on estimated future net Avinza product sales as of December 31, 2012	$12,534
Assumed payments made by Pfizer or assignee	(2,450)
Fair value adjustments	2,810
Total co-promote termination liability as of September 30, 2013	12,894
Less: current portion of co-promote termination liability as of September 30, 2013	4,507
Long-term portion of co-promote termination liability as of September 30, 2013	$8,387

4. Lease obligations

The Company leases office and laboratory facilities in California, Kansas, and New Jersey. These leases expire between 2014 and 2019, some of which are subject to annual increases which range from 3.0% and 3.5%. The Company currently subleases office and laboratory space in California and New Jersey. The following table provides a summary of operating lease obligations and payments expected to be received from sublease agreements as of September 30, 2013 (in thousands):

Operating lease obligations:	Lease Termination Date	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Corporate headquarters- San Diego, CA	July 2019	$660	$1,372	$1,446	$560	$4,038
Bioscience and Technology Business Center- Lawrence, KS	December 2014	57	14	—	—	71
Vacated office and research facility-San Diego, CA	July 2015	2,223	1,902	—	—	4,125
Vacated office and research facility- Cranbury, NJ	August 2016	2,563	4,973	—	—	7,536
Total operating lease obligations		$5,503	$8,261	$1,446	$560	$15,770

Sublease payments expected to be received:		Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Office and research facility- San Diego, CA	July 2015	$899	$771	$—	$—	$1,670
Office and research facility- Cranbury, NJ	August 2014 and 2016	340	661	—	—	1,001
Net operating lease obligations		$4,264	$6,829	$1,446	$560	$13,099

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

As of September 30, 2013 and December 31, 2012, the Company had lease exit obligations of $6.6 million and $9.0 million, respectively. For the three and nine months ended September 30, 2013, the Company made cash payments, net of sublease payments received of $0.9 million and $2.8 million, respectively. The Company recognized adjustments for accretion and changes in leasing assumptions of $0.2 million and $0.4 million for the three and nine months ended September 30, 2013, respectively. For the three and nine months ended September 30, 2012, the Company made cash payments, net of sublease payments received of $1.0 million and $2.6 million, respectively. The Company recognized adjustments for accretion and changes in leasing assumptions of $0.2 million and $0.7 million for the three and nine months ended September 30, 2012, respectively.

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
Total rent expense under all office leases for the three and nine months ended September 30, 2013 was $0.2 million and $0.5 million, respectively. Rent expense for the three and nine months ended September 30, 2012 was $0.3 million and $0.6 million, respectively. The Company recognizes rent expense on a straight-line basis. Deferred rent at September 30, 2013 and December 31, 2012 was $0.4 million and $0.3 million, respectively, and is included in other long-term liabilities.

5. Segment Reporting
The Company evaluates performance based on the operating profit (loss) of the respective business segments. The segment results may not represent actual results that would be expected if they were independent, stand-alone businesses. Segment information is as follows:

Balance Sheet Data:	As of September 30, 2013
	Ligand	CyDex	Total
Total assets	$38,270	$63,407	$101,677
	As of December 31, 2012
	Ligand	CyDex	Total
Total assets	$28,731	$75,529	$104,260

Operating Data:	For the three months ended September 30, 2013
	Ligand	CyDex	Total
Net revenues from external customers	$4,731	$8,274	$13,005
Depreciation and amortization expense	62	606	668
Operating (loss) income	(1,142)	4,212	3,070
Interest expense, net	394	—	394
Income tax expense (benefit) from continuing operations	70	(10)	60

	For the nine months ended September 30, 2013
	Ligand	CyDex	Total
Net revenues from external customers	$14,789	$19,448	$34,237
Depreciation and amortization expense	179	1,828	2,007
Write-off of in-process research and development	—	480	480
Operating income	(944)	9,462	8,518
Interest expense, net	1,755	—	1,755
Income tax expense (benefit) from continuing operations	301	(64)	237
Gain on sale of Avinza Product Line before income taxes	2,588	—	2,588

	For the three months ended September 30, 2012
	Ligand	CyDex	Total
Net revenues from external customers	$3,708	$2,667	$6,375
Depreciation and amortization expense	34	604	638
Operating (loss) income	(1,601)	176	(1,425)
Interest expense, net	735	—	735
Income tax expense (benefit) from continuing operations	173	(31)	142

	For the nine months ended September 30, 2012
	Ligand	CyDex	Total
Net revenues from external customers	$11,728	$6,025	$17,753
Depreciation and amortization expense	162	1,816	1,978
Operating loss	(3,560)	(520)	(4,080)
Interest expense, net	2,198	—	2,198
Income tax expense (benefit) from continuing operations	543	(98)	445
Gain on sale of Avinza Product Line before income taxes	3,656	—	3,656
Income tax benefit from discontinued operations	14	—	14

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

The carrying values and the fixed contractual coupon rates of our financing arrangements are as follows (dollars in millions):

	September 30, 2013	December 31, 2012
Current portion notes payable, 8.64%, due August 1, 2014	$9,025	$10,792
Current portion notes payable, 8.9012%, due August 1, 2014	3,350	4,043
Total current portion of notes payable	$12,375	$14,835
Long-term portion notes payable, 8.64%, due August 1, 2014	$—	$9,837
Long-term portion notes payable, 8.9012%, due August 1, 2014	—	3,606
Total long-term portion of notes payable	$—	$13,443

7. Stockholders’ Equity

On May 31, 2012, the Company’s stockholders approved the amendment and restatement of the Company's 2002 Stock Incentive Plan to increase the number of shares available for issuance by 1.8 million shares.

Stock Option Activity

The following is a summary of the Company’s stock option plan activity and related information:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (In thousands)
Balance as of December 31, 2012	1,626,606	$14.90	7.8	$11,358
Granted	439,929	23.61
Exercised	(158,889)	14.76
Forfeited	(73,978)	16.72
Cancelled	(27,780)	28.32
Balance as of September 30, 2013	1,805,888	16.74	7.71	48,322
Exercisable as of September 30, 2013	943,027	15.66	6.82	26,419
Options vested and expected to vest as of September 30, 2013	1,805,888	16.74	7.71	48,322

The weighted-average grant date fair value of all stock options granted during the nine months ended September 30, 2013 was $14.28 per share. The total intrinsic value of all options exercised during the nine months ended September 30, 2013 and 2012 was approximately $3.6 million and $0.3 million, respectively. As of September 30, 2013, there was $8.1 million of total unrecognized compensation cost related to nonvested stock options. That cost is expected to be recognized over a weighted-average period of 2.5 years.

Cash received from options exercised during the nine months ended September 30, 2013 and 2012 was approximately $3.0 million and $0.5 million, respectively. There is no current tax benefit related to options exercised because of Net Operating Losses (NOLs) for which a full valuation allowance has been established.

As of September 30, 2013, 1.5 million shares were available for future option grants or direct issuance under the Company's 2002 Stock Incentive Plan, as amended.

Restricted Stock Activity

Restricted stock activity for the nine months ended September 30, 2013 is as follows:

	Shares	Weighted- Average Grant Date Fair Value
Nonvested at December 31, 2012	141,561	$12.52
Granted	84,547	27.71
Vested	(77,070)	15.77
Cancelled	(33,375)	12.53
Nonvested at September 30, 2013	115,663	$21.45

As of September 30, 2013, there was $1.7 million of total unrecognized compensation cost related to nonvested restricted stock. That cost is expected to be recognized over a weighted-average period of 1.4 years.

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

The Amended ESPP allows employees to purchase Ligand common stock at the end of each six month period at a price equal to 85% of the lesser of fair market value on either the start date of the period or the last trading day of the period (the "Lookback Provision"). The 15% discount and the Lookback Provision make the Amended ESPP compensatory.  There were 5,016 and 7,374 shares of common stock issued under the amended ESPP during the nine months ended September 30, 2013 and 2012, respectively. The Company recorded compensation expense related to the ESPP of $37,000 and $29,000 for the nine months ended September 30, 2013 and 2012, respectively. As of September 30, 2013, 81,512 shares were available for future purchases under the Amended ESPP.

Public Offering

In October 2011, the Company filed a Registration Statement on Form S-3 with the Securities and Exchange Commission ("SEC") for the issuance and sale of up to $30 million of equity or other securities, proceeds from which will be used for general corporate purposes. The Form S-3 provides additional financial flexibility for us to sell shares or other securities as needed at any time. In 2012, the Company commenced its "at the market" equity offering program ("ATM) in which it may from time to time offer and sell shares of its common stock having an aggregate proceeds of up to $30 million. As of September 30, 2013, 302,750 common shares have been issued under this registration statement, for total net proceeds of approximately $5.5 million. In October, 2013, the Company filed a universal automatic shelf registration statement that was automatically declared effective and achieved well-known seasoned issuer ("WKSI") status. The Company intends to maintain both the $30 million shelf registration statement and the WKSI universal automatic shelf registration statement.

During the three and nine months ended September 30, 2013, the Company did not issue any common shares pursuant to its at-the-market equity issuance plan. During the three and nine months ended September 30, 2012, the Company issued 150,000 common shares at a weighted average price of $18.19 per share. Total net proceeds to the Company after underwriting discounts and expenses were approximately $2.6 million.
Corporate Share Repurchase
The Company may repurchase up to $5.0 million of stock in privately negotiated and open market transactions for a period of up to one year, subject to the Company's evaluation of market conditions, applicable legal requirements and other factors. The Company is not obligated to acquire common stock under this program and the program may be suspended at any time. Through September 30, 2013, the Company did not repurchase any common shares pursuant to the repurchase plan.

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

9. Common Stock Subject to Conditional Redemption - Pfizer Settlement Agreement

In April 1996, the Company and Pfizer entered into a settlement agreement with respect to a lawsuit filed in December 1994 by the Company against Pfizer. In connection with a collaborative research agreement the Company entered into with Pfizer in 1991, Pfizer purchased shares of the Company’s common stock. Under the terms of the settlement agreement, at the option of either the Company or Pfizer, milestone and royalty payments owed to the Company can be satisfied by Pfizer by transferring to the Company shares of the Company’s common stock at an exchange ratio of $74.25 per share, for revenue related to lasofoxifene and drolofoxifene. The remaining common stock issued and outstanding to Pfizer following the settlement was reclassified as common stock subject to conditional redemption (between liabilities and equity) since Pfizer has the option to settle milestone and royalties payments owed to the Company with the Company’s shares, and such option is not within the Company’s control. The remaining shares of the Company’s common stock that could be redeemed totaled 112,371 and are reflected at the exchange ratio price of $74.25. Pfizer notified Ligand that the development of the two compounds covered under the 1996 settlement agreement were terminated and thus the Company reclassified the shares and the current carrying amount of $8.3 million to permanent equity in the first quarter of 2012.

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

Overview

We are a biotechnology company that operates with a business model focused on developing or acquiring revenue generating assets and coupling them to a lean corporate cost structure. Our goal is to create a sustainably profitable business and generate meaningful value for our stockholders. Since a portion of our business model is based on the goal of partnering with other pharmaceutical companies to commercialize and market our assets, a significant amount of our revenue is based largely on payments made to us by partners for royalties, milestones and license fees. We recognized the important role of the drug reformulation segment in the pharmaceutical industry and in 2011 added Captisol® to our technology portfolio. Captisol is a powerful formulation technology that has enabled six FDA approved products, including Onyx's Kyprolis® and Baxter International's Nexterone® and is currently being developed in a number of clinical-stage partner programs. In comparison to our peers, we believe we have assembled one of the largest and most diversified asset portfolios in the industry with the potential to generate significant revenue in the future. The therapies in our development portfolio address the unmet medical needs of patients for a broad spectrum of diseases including hepatitis, muscle wasting, multiple myeloma, Alzheimer’s disease, dyslipidemia, diabetes, anemia, epilepsy, FSGS and osteoporosis. We have established multiple alliances with the world’s leading pharmaceutical companies including GlaxoSmithKline, Onyx Pharmaceuticals (recently acquired by Amgen), Merck, Pfizer, Baxter International, Bristol-Myers Squibb, Celgene, Lundbeck Inc., Eli Lilly and Co., and Spectrum Pharmaceuticals, Inc.
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
In May 2013, our partner Melinta Therapeutics, Inc. (formerly Rib-X) announced the initiation of a Phase 3 clinical trial of Captisol-enabled intravenous (IV) formulation of delafloxacin for the first-line treatment of acute bacterial skin and skin structure infections (ABSSSI), including infections caused by MRSA. Under the terms of a license and supply agreement, we earned a $0.5 million milestone payment.
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
In July 2013, the FDA granted orphan-drug designation for our proprietary Captisol-enabled Topiramate Injection for the treatment of partial onset or primary generalized tonic-clonic seizures in hospitalized epilepsy patients who are unable to take oral topiramate. In August 2013, we entered a global license agreement with CURx Pharmaceuticals, Inc. for the development and commercialization of Topiramate.
In July 2013, we and The Medicines Company (MedCo) mutually terminated the License Agreement dated June 1, 2011 and the related Supply Agreement dated June 1, 2011. These agreements were with our subsidiary CyDex and related to the development of Captisol-enabled IV clopidogrel. Upon termination, the licensed rights relating to the compound were returned to us. MedCo recently conducted a pharmacokinetic and pharmacodynamic study of oral clopidogrel and Captisol-enabled IV clopidogrel in healthy volunteers. The study indicated a potential difference in metabolism between the oral and IV routes of administration for clopidogrel, and MedCo elected not to proceed with further development.
In July 2013, Merck notified us that it has discontinued clinical development of dinaciclib for Chronic Lymphocytic Leukemia.
In August 2013, we entered a Commercial License Agreement with Sage Therapeutics Inc.  This agreement is with our subsidiary CyDex and replaces a prior agreement between the parties.  In October 2011, Sage originally obtained an exclusive right to use Captisol® in SAGE’s development and commercialization of therapeutic drugs formulating certain allosteric receptor modulators with Captisol against identified central nervous system disorders.  Sage exercised certain product commercialization options in December 2012 and then replaced that agreement with the Commercial License Agreement in August 2013.  Upon commercialization, we could potentially receive milestone payments for Captisol-enabled programs, plus tiered royalties on net sales for products that use the Captisol technology.  Additionally, we could receive commercial revenue from the shipment of Captisol to Sage for clinical and commercial activities.

In October 2013, our partner, Pfizer received approval from the FDA for Duavee™, for the treatment of moderate-to-severe vasomotor symptoms (VMS) associated with menopause and the prevention of postmenopausal osteoporosis. We earned a $0.4 million milestone payment for the approval.

In October 2013, the FDA accepted our Investigational New Drug (IND) application for Ligand's proprietary Glucagon receptor antagonist product (LGD-6972) candidate for the treatment of diabetes. LGD-6972 was acquired in connection with our acquisition of Metabasis and we may be required to remit payment to the CVR holders upon the sale or partnering of the asset. We plan to initiate Phase I clinical testing in the fourth quarter of 2013.

Results of Operations

Three and nine months ended September 30, 2013 and 2012
Total revenues for the three and nine months ended September 30, 2013 were $13.0 million and $34.2 million, respectively, compared to $6.4 million and $17.8 million, respectively, for the same periods in 2012. We reported income from continuing operations of $2.0 million and $7.0 million, respectively, for the three and nine months ended September 30, 2013. We reported a loss from continuing operations of $0.2 million and $5.3 million, respectively, for the three and nine months ended September 30, 2012.

Royalty Revenue
Royalty revenues were $5.7 million and $16.5 million, respectively, for the three and nine months ended September 30, 2013, compared to $3.2 million and $9.3 million, respectively, for the same periods in 2012. The increase in royalty revenue is primarily due to an increase in Promacta and Kyprolis royalties.

Material Sales
We recorded material sales of $6.7 million and $12.3 million, respectively, for the three and nine months ended September 30, 2013, compared to $1.8 million and $4.2 million, respectively, for the same periods in 2012. The increase in material sales for the three and nine months ended September 30, 2013 is primarily due to timing of customer purchases of Captisol.

Collaborative Research and Development and Other Revenues
We recorded collaborative research and development and other revenues of $0.6 million and $5.5 million, respectively, for the three and nine months ended September 30, 2013, compared to $1.3 million and $4.3 million, respectively, for the same periods in 2012. The decrease of $0.7 million is primarily due to a $0.2 million milestone and $0.3 million licensing fee earned for the three months ended September 30, 2013 compared to milestones earned of $1.1 million and license fees of $0.2 million earned for the three months ended September 30, 2012. The increase of $1.2 million for the nine months ended September 30, 2013, compared to the same period in 2012, is primarily due to the licensing of Captisol-enabled Melphalan to Spectrum in March 2013.

Cost of Sales
Cost of sales were $2.5 million and $4.4 million, respectively, for the three and nine months ended September 30, 2013, compared to $0.7 million and $1.3 million, respectively, for the same periods in 2012. The increase of $1.8 million and $3.1 million, respectively, for the three and nine months ended September 30, 2013, compared to the same periods in 2012, is primarily due to an increase in material sales.

Research and Development Expenses
Research and development expenses were $2.4 million and $6.9 million, respectively, for the three and nine months ended September 30, 2013, compared to $2.6 million and $8.3 million, respectively, for the same periods in 2012. The decrease of $0.2 million and $1.4 million, respectively, for the three and nine months ended September 30, 2013, compared to the same periods in 2012, is primarily due to timing of costs associated with internal programs.

As summarized in the table below, we are developing several proprietary products for a variety of indications. Our programs are not limited to the following, but are representative of a range of future licensing opportunities to expand our partnered asset portfolio.

Program	Disease/Indication	Development Phase

Selective Androgen Receptor Modulator	Various	Phase II-ready
Glucagon Receptor Antagonist	Diabetes	Phase I-ready
HepDirect™	Liver Diseases	Preclinical
Oral Human Granulocyte Colony Stimulating Factor	Neutropenia	Preclinical
Oral Erythropoietin	Anemia	Preclinical

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

General and Administrative Expenses
General and administrative expenses were $4.8 million and $13.6 million, respectively, for the three and nine months ended September 30, 2013, compared to $4.3 million and $11.6 million, respectively, for the same periods in 2012. The increase of $0.5 million and $2 million, respectively, for the three and nine months ended September 30, 2013, compared to the same periods in 2012, is primarily due to an increase in general legal expenses and patent fees, share-based compensation expense and other headcount related expenses.

Lease Exit and Termination Costs
In September 2010, we ceased use of our facility located in Cranbury, New Jersey. As a result, during the quarter ended September 30, 2010, we recorded lease exit costs of $9.7 million for costs related to the difference between the remaining lease obligations of the abandoned operating leases, which run through August 2016, and management’s estimate of potential future sublease income, discounted to present value. Actual future sublease income may differ materially from our estimate, which would result in us recording additional expense or reductions in expense. In addition, we wrote-off approximately $5.4 million of property and equipment related to the facility closure and recorded approximately $1.8 million of severance related costs. Lease exit and termination costs were $0.2 million and $0.4 million, respectively, for the three and nine months ended September 30, 2013, compared to $0.2 million and $0.7 million, respectively, for the same periods in 2012. The decrease for the nine months ended September 30, 2013, compared to the same period in 2012, is primarily due to changes in subleasing assumptions.

Write-off of In-process research and development
    For the nine months ended September 30, 2013, we recorded a non-cash impairment charge of $0.5 million for the write-off of in-process research and development for Captisol-enabled IV Clopidogrel. Captisol-enabled IV Clopidogrel is an intravenous option of the anti-platelet medication designed for situations where the administration of oral platelet inhibitors is not feasible or desirable. For the three months ended September 30, 2013 and the three and nine months ended September 30, 2012, there was no impairment of in-process research and development.

Interest Expense, net
Interest expense was $0.4 million and $1.8 million, respectively, for the three and nine months ended September 30, 2013, compared to $0.7 million and $2.2 million, respectively, for the same periods in 2012. The decrease in interest expense of $0.3 million and $0.4 million, respectively, for the three and nine months ended September 30, 2013 is due to a lower principal balance due to the $7 million payoff in March 2013 as well as principal amortization from March through September 2013.

(Increase) Decrease in Contingent Liabilities
We recorded an increase in contingent liabilities of $0.5 million and an decrease in contingent liabilities of $0.4 million, respectively, for the three and nine months ended September 30, 2013, respectively, compared to a decrease of $2.1 million and $1.2 million, respectively, for the same periods in 2012. The increase for the three months ended September 30, 2013 relates to an increase in the liability for amounts potentially due to holders of CVRs and former license holders associated with our CyDex acquisition of $1.2 million and is partially offset by a decrease in amounts potentially due to holders of CVRs associated with our Metabasis acquisition of $0.7 million. The decrease for the nine months ended September 30, 2013 is primarily due to a decrease in amounts potentially due to CyDex CVR holders and former license holders of $2.1 million related to Captisol-enabled Clopidogrel, and is partially offset by an increase in Metabasis CVRs of $1.7 million.
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

Income Tax Expense
We recorded income tax expense from continuing operations of $0.1 million and $0.2 million, respectively, for the three and nine months ended September 30, 2013. We recorded income tax expense from continuing operations of $0.1 million and $0.4 million, respectively, for the three and nine months ended September 30, 2012. Our estimated annual effective rate of 3.3% is primarily attributable to deferred taxes  associated with the amortization of acquired IPR&D assets for tax purposes.  In 2012, our estimated annual effective rate was negative 6.4%.  The negative effective rate in 2012 was also due to deferred taxes associated with the amortization of our acquired IPR&D for tax purposes.

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

During the three months ended September 30, 2013 we did not recognize a gain or loss on the sale of the Avinza product line. During the nine months ended September 30, 2013 we recognized a pre-tax gain of $2.6 million, as a result of subsequent changes in certain estimates and liabilities recorded as of the sale date. During the three months ended September 30, 2012 we did not recognize a gain or loss on the sale of the Avinza product line. We recognized a pre-tax gain of $3.7 million, for the nine months ended September 30, 2012, due to subsequent changes in certain estimates and liabilities recorded as of the sale date.

Income Tax Benefit from Discontinued Operations
We did not record any provision for income taxes related to discontinued operations for the three and nine months ended September 30, 2013 and the three months ended September 30, 2012. We recorded an income tax benefit related to discontinued operations of $14,000, for the nine months ended September 30, 2012.

Liquidity and Capital Resources

We have financed our operations through offerings of our equity securities, borrowings from long-term debt, issuance of convertible notes, product sales and the subsequent sales of our commercial assets, royalties, collaborative research and development and other revenues, capital and operating lease transactions.

We have incurred significant losses since inception. At September 30, 2013, our accumulated deficit was $673.2 million and we had negative working capital of $15.8 million. We believe that cash flows from operations will improve due to Captisol® sales, an increase in royalty revenues driven primarily from continued increases in Promacta and Kyprolis sales, recent product approvals and regulatory developments, as well as anticipated new license and milestone revenues. In the event revenues and operating cash flows do not meet expectations, management plans to reduce discretionary expenses. However, it is possible that we may be required to seek additional financing. There can be no assurance that additional financing will be available on terms acceptable to management, or at all. We believe our available cash, cash equivalents, and short-term investments as well as our current and future royalty, license and milestone revenues will be sufficient to satisfy our anticipated operating and capital requirements, through at least the next twelve months. Our future operating and capital requirements will depend on many factors, including, but not limited to: the pace of scientific progress in our research and development programs; the potential success of these programs; the scope and results of preclinical testing and clinical trials; the time and costs involved in obtaining regulatory approvals; the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims; competing technological and market developments; the amount of royalties on sales of the commercial products of our partners; the efforts of our collaborative partners; obligations under our operating lease agreements; and the capital requirements of any companies we acquire.

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

In October 2011, we filed a Registration Statement on Form S-3 with the SEC for the issuance and sale of up to $30 million of equity or other securities, proceeds from which will be used for general corporate purposes. The Form S-3 provides additional financial flexibility for us to sell shares or other securities as needed at any time. In October 2013, the Company filed a universal automatic shelf registration statement that was automatically declared effective and achieved well-known seasoned issuer ("WKSI") status. The Company intends to maintain both the $30 million shelf registration statement and the WKSI universal automatic shelf registration statement.

As of September 30, 2013, 302,750 common shares have been issued under this registration statement for total net proceeds of approximately $5.5 million. During the three and nine months ended September 30, 2013, we did not issue any common shares pursuant to its at-the-market equity issuance plan. During the three and nine months ended September 30, 2012, we issued 150,000 common shares at a weighted average price of $18.19 per share. Total net proceeds to us after underwriting discounts and expenses were approximately $2.6 million.

Operating Activities

Operating activities generated cash of $8.7 million for the nine months ended September 30, 2013, compared to $2.0 million of cash used in operating activities for the same period in 2012.

The cash generated for the nine months ended September 30, 2013 reflects net income of $9.6 million, adjusted by $2.6 million of gain from discontinued operations and $6.8 million of non-cash items to reconcile the net income to net cash generated in operations. These reconciling items primarily reflect depreciation and amortization of $2.0 million, share-based compensation of $4.1 million, the change in deferred income taxes of $0.2 million, write-off of IPR&D of $0.5 million, and accretion of note payable of $0.3 million, partially offset by the decrease in the estimated fair value of contingent liabilities of $0.4 million. The cash generated during the nine months ended September 30, 2013 is further impacted by changes in operating assets and liabilities due primarily to a increase in accounts receivable of $0.9 million, increase in other current assets of $0.7 million, decrease in accounts payable and accrued liabilities of $2.3 million, decrease in other liabilities of $0.4 million, and a decrease in deferred revenue of $0.4 million, partially offset by a decrease in cash paid for inventory of $0.1 million and a decrease in other long term assets of $0.2 million. Cash used in operating activities of discontinued operations was $0.6 million for the nine months ended September 30, 2013.

The cash used for the nine months ended September 30, 2012 reflects a net loss of $1.6 million, adjusted by $3.7 million of gain from discontinued operations and $4.7 million of non-cash items to reconcile the net loss to net cash used in operations. These reconciling items primarily reflect depreciation and amortization of $2.0 million, share-based compensation of $3.1 million, and the change in deferred income taxes of $0.4 million, partially offset by the non-cash change in the estimated fair value of contingent liabilities of $1.2 million. The cash used during the nine months ended September 30, 2012 is further impacted by changes in operating assets and liabilities due primarily to an increase in inventory of $0.8 million, a decrease in deferred revenue of $1.7 million, and a decrease in accounts payable and accrued liabilities of $3.0 million, partially offset by decreases in accounts receivable of $4.0 million, other current assets of $0.3 million, and other long term assets of $0.3 million. Cash used in operating activities of discontinued operations was $0.6 million for the nine months ended September 30, 2012.

Investing Activities

Investing activities used cash of $4.0 million for the nine months ended September 30, 2013, compared to $1.3 million of cash provided by investing activities for the same 2012 period.

Cash used by investing activities during the nine months ended September 30, 2013 primarily reflects the purchase of commercial license rights of $3.6 million.

Cash provided by investing activities during the nine months ended September 30, 2012 primarily reflects $10 million of proceeds from the sale of short-term investments, partially offset by payment to CVR holders of $8.0 million and purchases of property, equipment and building of $0.6 million.

Financing Activities

Financing activities used cash of $13.8 million for the nine months ended September 30, 2013, compared to cash provided by financing activities of $0.7 million for the same 2012 period.

Cash used by financing activities for the nine months ended September 30, 2013 primarily reflects $16.2 million of repayment of debt, partially offset by proceeds from stock option exercises and the employee stock purchase plan of $2.4 million.

Cash provided by financing activities for the nine months ended September 30, 2012 primarily reflects $10.0 million of repayment of debt, partially offset by proceeds from the issuance of debt of $7.5 million and proceeds from the issuance of common stock of $3.2 million.

Other

In connection with the acquisition of Metabasis on January 27, 2010, Metabasis security holders received CVRs under four CVR agreements. The CVRs entitle the holders to cash payments upon the sale or licensing of certain assets and upon the achievement of specified milestones. The fair value of the liability at September 30, 2013 was $1.7 million and as of December 31, 2012 was zero.

In connection with the acquisition of CyDex on January 24, 2011, we issued a series of CVRs and also assumed certain contingent liabilities. In 2011, $0.9 million was paid to the CyDex Shareholders upon completion of a licensing agreement with The Medicines Company for the Captisol enabled Intravenous formulation of Clopidogrel. An additional $2.0 million was paid to the CyDex Shareholders upon acceptance by the FDA of Onyx’s NDA, $4.3 million was paid in January 2012, as contractually obligated, and an additional $3.5 million was paid upon approval by the FDA of Kyprolis for the potential treatment of patients with relapsed and refractory multiple myeloma. We recorded a cash payment of $0.1 million for the Topiramate orphan drug designation milestone to former license holders. We may be required to make additional payments upon achievement of certain clinical and regulatory milestones to the CyDex shareholders and former license holders. In addition, we will pay CyDex shareholders, for each respective year from 2013 through 2016, 20% of all CyDex-related revenue, but only to the extent that and beginning only when CyDex-related revenue for such year exceed $15.0 million; plus an additional 10% of all CyDex-related revenue recognized during such year, but only to the extent that and beginning only when aggregate CyDex-related revenue for such year exceeds $35.0 million. We paid $0.2 million to the CyDex shareholders in March 2012 related to 2011 CyDex-related revenue. There was no revenue sharing payment for the three and nine months ended September 30, 2013. The estimated fair value of the contingent liabilities recorded as part of the CyDex acquisiton at September 30, 2013 was $8.7 million.

Leases And Off-Balance Sheet Arrangements

We lease our office and research facilities under operating lease arrangements with varying terms through November 2021. A portion of our agreements provide for increases in annual rents based on changes in the Consumer Price Index or fixed percentage increases ranging from 3.0% to 3.5%. Commencing in January 2008, we also sublease a portion of our facilities through August 2016. The sublease agreement provides for a 3% increase in annual rents. We had no off-balance sheet arrangements at September 30, 2013 and December 31, 2012.

Contractual Obligations

As of September 30, 2013, future minimum payments due under our contractual obligations are as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 year	2-3 years	4-5 years	More than 5 years
Operating lease obligations (1)	$15,770	$5,503	$8,261	$1,446	$560

(1)
We currently sublease a portion of our facilities through their respective lease terms of July 2015, August 2014 and August 2016. As of September 30, 2013, we expect to receive aggregate future minimum lease payments totaling $2.6 million (nondiscounted) over the duration of the sublease agreements as follows: less than one year, $1.2 million and two to three years, $1.4 million.

We outsource the production of Captisol to Hovione, LLC. Under the terms of the supply agreement with Hovione, the Company has ongoing minimum annual purchase commitments and is required to purchase a total of $15 million of Captisol over the term of the supply agreement which expires in December 2019. Through September 30, 2013 we have exceeded that commitment. Either party may terminate the Agreement for the uncured material breach or bankruptcy of the other party or an extended force majeure event. The Company may also terminate the supply agreement for extended supply interruption, regulatory action related to Captisol or other specified events.

Under the terms of our merger with Metabasis, we were committed to spend at least $7 million within 30 months following the close of the transaction and $8.0 million within 42 months in new research and development funding on the Metabasis programs. We fulfilled all spending requirements under the terms of our merger with Metabasis.

We are also required under our CyDex CVR Agreement to invest at least $1.5 million per year, inclusive of employee expenses, in the acquired business, through the year ended 2015. As of September 30, 2013, we estimate we will exceed that amount for the year ended December 31, 2013.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not have a significant level of transactions denominated in currencies other than U.S. dollars and as a result we have very limited foreign currency exchange rate risk. We purchase Captisol from Hovione, located in Lisbon, Portugal. Payments to Hovione are denominated and paid in U.S. dollars, however the unit price of Captisol contains an adjustment factor which is based on the sharing of foreign currency risk between the two parties. The effect of an immediate 10% change in foreign exchange rates would have no material impact on our financial condition, results of operations or cash flows.

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

As a result of material weaknesses in our internal control over financial reporting relating to the accounting for non-routine transactions and the controls over the determination of fair value of contingent liabilities, management has reassessed the effectiveness of our disclosure controls and procedures and have determined that our disclosure controls and procedures were not effective as of September 30, 2013. Despite the material weaknesses in our internal control, management believes no material inaccuracies or omissions of fact exist in this quarterly report.

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
Following an amendment to the complaint and a round of motions to dismiss, the Court dismissed the amended complaint with prejudice on August 12, 2013.  On September 10, 2013, plaintiff filed a notice of appeal.  The Company intends to continue to vigorously defend against the claims against it and Mr. Higgins in the lawsuit.  Due to the complex nature of the legal and factual issues involved, however, the outcome of this matter is not presently determinable.

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

We obtain Captisol from a sole source supplier, and if this supplier were to cease to be able to supply Captisol to us, or decline to supply Captisol to us, we would be unable to continue to derive revenue or continue to develop our product candidates until we obtained an alternative source, which could take a considerable length of time. Our supplier of Captisol is Hovione FarmaCiencia SA, or Hovione, through its agent Hovione, LLC. If a major disaster were to happen at Hovione or Hovione were to suffer major production problems or were to fail to deliver Captisol to us for any other reason, there could be a significant interruption of our Captisol supply. A series of unusually large orders could rapidly deplete our inventory and cause significant problems with our licensees and disrupt our business. In addition, if we fail to meet certain of our obligations under our supply agreements, our customers could obtain the right to have Captisol manufactured by other suppliers, which would significantly harm our business.

We currently depend on our arrangements with our outlicensees to sell products using our Captisol technology. These agreements generally provide that outlicensees may terminate the agreements at will. If our outlicensees discontinue sales of products using our Captisol technology, fail to obtain regulatory approval for their products using our Captisol technology, fail to satisfy their obligations under their agreements with us, or otherwise choose to utilize a generic form of Captisol should it become available, or if we are unable to establish new licensing and marketing relationships, our financial results and growth prospects would be materially affected. Further, under most of our Captisol outlicenses, the amount of royalties we receive will be reduced or will cease when the relevant patent expires. Our high purity patents, U.S. Patent Nos. 7,635,773 and 8,410,077 and foreign equivalents, are not expected to expire until 2029 and our morphology patents, U.S. Patent Nos. 7,629,331 and 8,049,003 and foreign equivalents, are not expected to expire until 2025, but the initially filed patents relating to Captisol expired starting in 2010 in the U.S. and will expire by 2016 in most countries outside the U.S. If our other intellectual property rights are not sufficient to prevent a generic form of Captisol from coming to market and if in such case our outlicensees choose to terminate their agreements with us, the source of the vast majority of our Captisol revenue may cease to exist.

Aggregate revenues based on sales of our other products represent a significant portion of our overall current and/or expected future revenues.

Revenues based on sales of Avinza, Duavee, Conbriza and Nexterone are expected to be a substantial portion of our ongoing revenues for some time. As a result, any setback that may occur with respect to these products could significantly impair our operating results and/or reduce the market price of our stock. Setbacks for these products could include problems with shipping, distribution, manufacturing, product safety, marketing, government regulation or reimbursement, licenses and approvals, intellectual property rights, competition with existing or new products and physician or patient acceptance of the product, as well as higher than expected total rebates, returns or discounts. These products also are or may become subject to generic competition). Any such setback could reduce our revenue.

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

Our success will depend on our ability and the ability of our collaborative partners to avoid infringing the proprietary rights of others, both in the United States and in foreign countries. In addition, disputes with licensors under our license agreements may arise which could result in additional financial liability or loss of important technology and potential products and related revenue, if any. Further, the manufacture, use or sale of our potential products or our collaborative partners' products or potential products may infringe the patent rights of others. This could impact Captisol, Promacta, Kyprolis, Avinza, Duavee, Viviant and Conbriza, Nexterone, and other products or potential products.

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

In addition, we agreed to indemnify Eisai and King under certain circumstances pursuant to the asset purchase agreements we entered into with Eisai and King in connection with the sale of our prior commercial product lines.  Some of our indemnification obligations still remain and our potential liability in certain circumstances is not limited to specific dollar amounts. We cannot predict the liabilities that may arise as a result of these matters. Any claims related to our indemnification obligations to King or Eisai could materially and adversely affect our financial condition.In addition, King assumed our obligation to make payments to Organon based on net sales of Avinza (the fair value of which was $12.9 million as of September 30, 2013).  We remain liable to Organon in the event King defaults on this obligation. Any requirement to pay a material amount to Organon, could adversely affect our business and the price of our securities. The sale of our prior commercial product lines does not relieve us of exposure to product liability risks on products we sold prior to divesting these product lines. A successful product liability claim or series of claims brought against us may not be insured and could result in payment of significant amounts of money and divert management's attention from running our business.

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

Our operations have consumed substantial amounts of cash since inception. As of September 30, 2013, we had negative working capital of $15.8 million. In connection with our 2011 acquisition of CyDex, we entered into a $20 million Loan and Security Agreement, or the Loan Agreement, with a lender. The loan was amended in January 2012 to increase the secured credit facility to $27.5 million. The original $20 million borrowed under the facility bears interest at a fixed rate of 8.6%. The additional $7.5 million bears interest at a fixed rate of 8.9%. Under the terms of the secured debt, we made interest only payments through February 2013. Subsequent to the interest only payments, the note will amortize with principal and interest payments through the remaining term of the loan. Additionally, we must also make an additional final payment equal to 6% of the total amount borrowed which is due at maturity and is being accreted over the life of the loan. The maturity date of the term loan is August 1, 2014. In March 2013, the Company prepaid $7 million of the secured term loan credit facility. Additionally, the Company paid a prepayment fee of 1% of the prepayment amount, or $0.1 million and a prorated final-payment fee of 6% of the final payment or $0.4 million. As of September 30, 2013, the remaining principal balance of the note was $12.4 million.

In October 2011, we filed a Registration Statement on Form S-3 with the SEC for the issuance and sale of up to $30 million of equity or other securities, proceeds from which will be used for general corporate purposes. As of September 30, 2013, 302,750 common shares have been issued under this registration statement for total net proceeds of approximately $5.5 million. During the three and nine months ended September 30, 2013 the Company did not issue any common shares pursuant to its at-the-market equity issuance plan. In October 2013, the Company filed a universal automatic shelf registration statement that was automatically declared effective and achieved well-known seasoned issuer ("WKSI") status. The Company intends to maintain both the $30 million shelf registration statement and the WKSI universal automatic shelf registration statement. These registration statements provide additional financial flexibility for us to sell shares or other securities as needed at any time.

Our cash and cash equivalents as of September 30, 2013 was $3.3 million. We believe that our capital resources, including our currently available cash, cash equivalents, and short-term investments as well as our current and future royalty revenues, will be adequate to fund our operations at their current levels at least for the next 12 months. However, changes may occur that would cause us to consume available capital resources before that time and we may need to complete additional equity or debt financings to fund our operations. Our inability to obtain additional financing could adversely affect our business. Financings may not be available at all or on terms favorable to us. In addition, these financings, if completed, may not meet our capital needs and could result in substantial dilution to our stockholders. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate one or more of our research or drug development programs. We may also be required to liquidate our business or file for bankruptcy protection. Alternatively, we may be forced to attempt to continue development by entering into arrangements with collaborative partners or others that require us to relinquish some or all of our rights to technologies or drug candidates that we would not otherwise relinquish.

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

Our shareholder rights plan and provisions contained in our certificate of incorporation and bylaws may discourage transactions involving an actual or potential change in our ownership. In addition, our Board of Directors may issue shares of preferred stock without any further action by the stockholders. Our directors and Biotechnology Value Fund (BVF) have over 25% ownership as of September 30, 2013 and BVF can increase their ownership level up to 24.99% and has agreed to vote 15% ownership in accordance with the Board's recommendations in the event that BVF exceeds a 19.99% ownership level. Such restrictions, circumstances and issuances may have the effect of delaying or preventing a change in our ownership. If changes in our ownership are discouraged, delayed or prevented, it would be more difficult for our current Board of Directors to be removed and replaced, even if you or our other stockholders believe that such actions are in the best interests of us and our stockholders.

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

The total purchase price pertaining to our acquisitions of Pharmacopeia, Neurogen, Metabasis and CyDex have been allocated to net tangible assets, identifiable intangible assets, in-process research and development and goodwill. To the extent the value of goodwill or identifiable intangible assets or other long-lived assets become impaired, we will be required to incur material charges relating to the impairment. Any impairment charges could have a material adverse impact on our results of operations and the market value of our common stock.

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

Date:	November 8, 2013	By:	/s/ John P. Sharp
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

2.9 (8)	Certificate of Merger for acquisition of Metabasis Therapeutics, Inc. dated January 27, 2010 (Filed as Exhibit 2.1).
2.10 (9)	Certificate of Merger, dated and filed January 24, 2011 (Filed as Exhibit 2.1).
2.11 (9)	Agreement and Plan of Merger, by and among the Company, CyDex Pharmaceuticals, Inc., and Caymus Acquisition, Inc., dated January 14, 2011 (Filed as Exhibit 10.1).
3.1 (10)	Amended and Restated Certificate of Incorporation of the Company (Filed as Exhibit 3.1).
3.2 (10)	Bylaws of the Company, as amended (Filed as Exhibit 3.3).
3.3 (11)	Amended Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Company (Filed as Exhibit 3.3).
3.4 (12)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company dated June 14, 2000 (Filed as Exhibit 3.5).
3.5 (13)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company dated September 30, 2004 (Filed as Exhibit 3.6).
3.6 (14)	Amendment of the Bylaws of the Company dated November 8, 2005 (Filed as Exhibit 3.1).
3.7 (15)	Amendment of Bylaws of the Company dated December 4, 2007 (Filed as Exhibit 3.1).
3.8 (16)	Second Amended and Restated Bylaws of the Company (Filed as Exhibit 3.1).
4.1 (17)	Specimen stock certificate for shares of Common Stock of the Company.
4.4 (18)	2006 Preferred Shares Rights Agreement, by and between the Company and Mellon Investor Services LLC, dated as of October 13, 2006 (Filed as Exhibit 4.1).
4.5 (19)	First Amendment to 2006 Preferred Shares Rights Agreement dated June 19, 2013 (Filed as Exhibit 4.1).
10.1 †	License Agreement dated July 17, 2013 between the Company and Azure Biotech, Inc. (Filed as Exhibit 10.1).
10.2 †	Exclusive License and Distribution Agreement dated July 23, 2013 between the Company and Ethicor Pharmaceuticals, Ltd. (Filed as Exhibit 10.2).
10.3 †	License Agreement dated August 12, 2013 between CyDex Pharmceuticals, Inc. and CURx Pharmaceuticals, Inc. (Filed as Exhibit 10.3).
10.4 †	Supply Agreement dated August 12, 2013 between CyDex Pharmaceuticals, Inc. and CURx Pharmaceuticals, Inc. (Filed as Exhibit 10.4).
24.1 (20)	Power of Attorney (Filed as Exhibit 24.1).
31.1	Certification by Principal Executive Officer, Pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Principal Financial Officer, Pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification by Principal Executive Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description
32.2*	Certification by Principal Financial Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.1
The following financial information from the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as detailed footnotes.

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