Form 10-Q
period 2014-03-31
LIGAND PHARMACEUTICALS INC
filed 2014-05-07
CIK 886163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________________________
FORM 10-Q
________________________________________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 7, 2014, the registrant had 20,725,391 shares of common stock outstanding.

LIGAND PHARMACEUTICALS INCORPORATED
QUARTERLY REPORT

FORM 10-Q

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
LIGAND PHARMACEUTICALS INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	March 31,	December 31,
	2014	2013

ASSETS
Current assets:
Cash and cash equivalents	$12,977	$11,639
Short-term investments	12,275	4,340
Accounts receivable	4,673	2,222
Inventory	1,949	1,392
Other current assets	841	959
Current portion of co-promote termination payments receivable	688	4,329
Total current assets	33,403	24,881
Restricted cash and investments	1,341	1,341
Property and equipment, net	690	867
Intangible assets, net	52,505	53,099
Goodwill	12,238	12,238
Commercial license rights	4,571	4,571
Long-term portion of co-promote termination payments receivable	448	7,417
Other assets	275	299
Total assets	$105,471	$104,713
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,675	$3,951
Accrued liabilities	5,451	5,337
Current portion of contingent liabilities	1,094	1,712
Current portion of deferred income taxes	1,574	1,574
Current portion of note payable	5,769	9,109
Current portion of co-promote termination liability	688	4,329
Current portion of lease exit obligations	2,754	2,811
Current portion of deferred revenue	—	116
Total current liabilities	21,005	28,939
Long-term portion of co-promote termination liability	448	7,417
Long-term portion of deferred revenue, net	2,085	2,085
Long-term portion of lease exit obligations	2,339	3,071
Deferred income taxes	1,151	1,098
Long-term portion of contingent liabilities	12,743	11,795
Other long-term liabilities	699	695
Total liabilities	40,470	55,100
Commitments and Contingencies
Stockholders' equity:
Common stock, $0.001 par value; 33,333,333 shares authorized; 20,717,058 and 20,468,521 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	21	21
Additional paid-in capital	723,279	718,017
Accumulated other comprehensive income	10,943	2,914
Accumulated deficit	(669,242)	(671,339)
Total stockholders' equity	65,001	49,613
Total liabilities and stockholders' equity	$105,471	$104,713

See accompanying notes.

LIGAND PHARMACEUTICALS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except share data)

	Three Months Ended
	March 31,
	2014	2013
Revenues:
Royalties	$7,850	$5,826
Material sales	5,715	1,539
Collaborative research and development and other revenues	2,393	4,286
Total revenues	15,958	11,651
Operating costs and expenses:
Cost of sales	2,451	663
Research and development	3,131	2,465
General and administrative	5,072	4,502
Lease exit and termination costs	204	89
Total operating costs and expenses	10,858	7,719
Income from operations	5,100	3,932
Other (expense) income:
Interest expense, net	(248)	(912)
Increase in contingent liabilities	(1,948)	(1,841)
Other, net	(754)	191
Total other expense, net	(2,950)	(2,562)
Income before income taxes	2,150	1,370
Income tax expense	(53)	(66)
Income from continuing operations	2,097	1,304
Discontinued operations:
Gain on sale of Avinza Product Line before income taxes	—	191
Income from discontinued operations	—	191
Net income:	$2,097	$1,495
Basic per share amounts:
Income from continuing operations	$0.10	$0.06
Income from discontinued operations	—	0.01
Net income	$0.10	$0.07

Diluted per share amounts:
Income from continuing operations	$0.10	$0.06
Income from discontinued operations	—	0.01
Net income	$0.10	$0.07

Weighted-average number of common shares-basic	20,600,683	20,189,378
Weighted-average number of common shares-diluted	21,208,023	20,280,030

See accompanying notes.

LIGAND PHARMACEUTICALS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2014	2013
Net income	$2,097	$1,495
Unrealized net gain on available-for-sale securities, net of tax of $0	8,222	1,166
Less: Reclassification of net realized gains included in net income	$(193)	$—
Comprehensive income	$10,126	$2,661

See accompanying notes.

LIGAND PHARMACEUTICAL INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2014	2013
Operating activities
Net income	$2,097	$1,495
Less: gain from discontinued operations	—	191
Income from continuing operations	2,097	1,304
Adjustments to reconcile net income to net cash used in operating activities:
Non-cash change in estimated fair value of contingent liabilities	1,948	1,841
Realized (gain) on investment	(481)	—
Loss on write off of assets	109	—
Depreciation and amortization	668	670
Stock-based compensation	2,067	1,124
Deferred income taxes	53	66
Accretion of note payable	100	142
Other	—	(13)
Changes in operating assets and liabilities:
Accounts receivable	(2,451)	(33)
Inventory	(557)	102
Other current assets	118	(157)
Other long-term assets	24	66
Accounts payable and accrued liabilities	(1,002)	(2,218)
Deferred revenue	(116)	(174)
Net cash provided by operating activities of continuing operations	2,577	2,720
Net cash used in operating activities of discontinued operations	—	(642)
Net cash provided by operating activities	2,577	2,078
Investing activities
Payments to CVR holders and former license holders	(1,618)	—
Purchases of property and equipment	(6)	(37)
Proceeds from sale of property and equipment	—	3
Proceeds from sale of short-term investments	626	—
Net cash used in investing activities	(998)	(34)
Financing activities
Repayment of debt	(3,436)	(9,714)
Net proceeds from stock option exercises	3,195	326
Net cash used in financing activities	(241)	(9,388)
Net increase (decrease) in cash and cash equivalents	1,338	(7,344)
Cash and cash equivalents at beginning of period	11,639	12,381
Cash and cash equivalents at end of period	$12,977	$5,037
Supplemental disclosure of cash flow information
Interest paid	$110	$991
Supplemental schedule of non-cash activity
Accrued inventory purchases	$—	$1,243
Unrealized gain on AFS investments	$8,222	$1,166
See accompanying notes.

LIGAND PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Basis of Presentation

Ligand Pharmaceuticals Incorporated, a Delaware corporation (the "Company" or "Ligand") is a biopharmaceutical company with a business model that is based upon the concept of developing or acquiring royalty revenue generating assets and coupling them with a lean corporate cost structure. By diversifying the portfolio of assets across numerous technology types, therapeutic areas, drug targets, and industry partners, the Company offers investors an opportunity to invest in the increasingly complicated and unpredictable pharmaceutical industry. These therapies address the unmet medical needs of patients for a broad spectrum of diseases including hepatitis, multiple myeloma, muscle wasting, Alzheimer’s disease, dyslipidemia, diabetes, anemia, asthma, Focal Segmental Glomerulosclerosis, or (FSGS) and osteoporosis. Ligand has established multiple alliances with the world’s leading pharmaceutical companies including GlaxoSmithKline, Onyx Pharmaceuticals (a subsidiary of Amgen, Inc.), Merck, Pfizer, Baxter International, Lundbeck Inc., and Spectrum Pharmaceuticals, Inc. The Company’s principal market is the United States. The Company sold its Oncology Product Line ("Oncology") and Avinza Product Line ("Avinza") on October 25, 2006 and February 26, 2007, respectively. The operating results for Oncology and Avinza have been presented in the accompanying condensed consolidated financial statements as "Discontinued Operations."

The Company has incurred significant losses since its inception. As of March 31, 2014, the Company’s accumulated deficit was approximately $669.2 million and the Company had working capital of approximately $12.4 million. Management believes that cash flows from operations will improve due to Captisol® sales, an increase in royalty revenues driven primarily from continued increases in Promacta® and Kyprolis® sales, and also from anticipated new license and milestone revenues. In the event revenues and operating cash flows are not meeting expectations, management plans to reduce discretionary expenses. However, it is possible that the Company may be required to seek additional financing. There can be no assurance that additional financing will be available on terms acceptable to management, or at all. Management believes its currently available cash, cash equivalents, and short-term investments, as well as its current and future royalty, license and milestone revenues. and Captisol material sales will be sufficient to satisfy its anticipated operating and capital requirements through at least the next 12 months. The Company’s future operating and capital requirements will depend on many factors, including, but not limited to: the pace of scientific progress in its research and development programs; the potential success of these programs; the scope and results of preclinical testing and clinical trials; the time and costs involved in obtaining regulatory approvals; the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims; competing technological and market developments; the amount of royalties on sales of the commercial products of its partners; the efforts of its collaborative partners; obligations under its operating lease agreements; costs associated with future acquisitions and the capital requirements of any companies the Company may acquire in the future. The ability of the Company to achieve its operational targets is dependent upon the Company’s ability to further implement its business plan and generate sufficient operating cash flow.

Principles of Consolidation

The accompanying condensed consolidated financial statements include Ligand and its wholly owned subsidiaries, Ligand JVR, Allergan Ligand Retinoid Therapeutics, Seragen, Inc., Pharmacopeia, Inc. ("Pharmacopeia"), Neurogen Corporation ("Neurogen"), CyDex Pharmaceuticals, Inc. ("CyDex"), Metabasis Therapeutics, Inc. ("Metabasis"), and Nexus VI, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

Basis of Presentation

The Company’s accompanying unaudited condensed consolidated financial statements as of March 31, 2014 and for the three months ended March 31, 2014 and 2013 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for annual financial statements. The Company’s condensed consolidated balance sheet at December 31, 2013 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations of the Company and its subsidiaries, have been included. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. These financial statements should be read in conjunction with the consolidated financial statements and notes therein included in the Company’s annual report on Form 10-K for the year ended December 31, 2013.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the use of estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, contingent assets and liabilities, definite and indefinite lived intangible assets, goodwill, co-promote termination payments receivable and co-promote termination liabilities, uncertain tax positions, deferred revenue, lease exit liability and income tax net operating loss carryforwards during the reporting period. The Company’s critical accounting policies are those that are both most important to the Company’s financial condition and results of operations and require the most difficult, subjective or complex judgments on the part of management in their application, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Because of the uncertainty of factors surrounding the estimates or judgments used in the preparation of the condensed consolidated financial statements, actual results may materially vary from these estimates.

Income Per Share

Basic income per share is calculated by dividing net income by the weighted-average number of common shares and vested restricted stock units outstanding. Diluted income per share is computed by dividing net income by the weighted-average number of common shares and vested restricted stock units outstanding and the weighted-average number of dilutive common stock equivalents, including stock options and non-vested restricted stock units. Common stock equivalents are only included in the diluted income per share calculation when their effect is dilutive. The total number of potential common shares excluded from the computation of diluted income per share because their inclusion would have been anti-dilutive was 1.0 million and 1.1 million, at March 31, 2014 and 2013, respectively.

The following table sets forth the computation of basic and diluted net income per share for the periods indicated (in thousands, except per share amounts):

	Three months ended
	March 31,
	2014	2013
Net income from continuing operations	$2,097	$1,304
Net income from discontinued operations	—	191
Net income	$2,097	$1,495

Shares used to compute basic income per share	20,600,683	20,189,378
Dilutive potential common shares:
Restricted stock	60,602	74,323
Stock options	546,738	16,329
Shares used to compute diluted income per share	21,208,023	20,280,030

Basic per share amounts:
Income from continuing operations	$0.10	$0.06
Income from discontinued operations	—	0.01
Net income	$0.10	$0.07

Diluted per share amounts:
Income from continuing operations	$0.10	$0.06
Income from discontinued operations	—	0.01
Net income	$0.10	$0.07

Cash, Cash Equivalents and Short-term Investments

Cash and cash equivalents consist of cash and highly liquid securities with maturities at the date of acquisition of three months or less. Securities received by the Company as a result of a milestone payment from a licensee are considered short-term investments and have been classified by management as available-for-sale. Such investments are carried at fair value, with unrealized gains and losses included in the statement of comprehensive income. The Company determines the cost of investments based on the specific identification method.
Restricted Cash and Investments

Restricted cash and investments consist of certificates of deposit held with a financial institution as collateral under a facility lease and third-party service provider arrangements.

The following table summarizes the various investment categories at March 31, 2014 and December 31, 2013 (in thousands):

	Cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
March 31, 2014
Short-term investments	$1,332	$10,943	$—	$12,275
Certificates of deposit-restricted	1,341	—	—	1,341
	$2,673	$10,943	$—	$13,616
December 31, 2013
Short-term investments	$1,426	$2,914	$—	$4,340
Certificates of deposit-restricted	1,341	—	—	1,341
	$2,767	$2,914	$—	$5,681

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash equivalents, investments and accounts receivable.

The Company invests its excess cash principally in U.S. government debt securities, investment grade corporate debt securities and certificates of deposit. The Company has established guidelines relative to diversification and maturities that maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates. The Company did not experience any significant losses on its cash equivalents, short-term investments or restricted investments for the periods ending March 31, 2014 and December 31, 2013.

As of March 31, 2014 and December 31, 2013, cash deposits held at financial institutions in excess of FDIC insured amounts of $250,000 were approximately $12.3 million and $11.1 million, respectively.

Accounts receivable from two customers was 65% of total accounts receivable at March 31, 2014. Accounts receivable from two customers was 75% of total accounts receivable at December 31, 2013.

The Company currently obtains Captisol from a single supplier.  If this supplier were not able to supply the requested amounts of Captisol, the Company would be unable to continue to derive revenues from the sale of Captisol until it obtained an alternative source, which might take a considerable length of time.

Inventory

Inventory is stated at the lower of cost or market value. The Company determines cost using the first-in, first-out method. The Company analyzes its inventory levels periodically and writes down inventory to its net realizable value if it has become obsolete, has a cost basis in excess of its expected net realizable value or is in excess of expected requirements. There were no write downs related to obsolete inventory recorded for the three months ended March 31, 2014 and 2013.

Property and Equipment

Property and equipment is stated at cost and consists of the following (in thousands):

	March 31,	December 31,
	2014	2013
Lab and office equipment	$3,728	$3,737
Leasehold improvements	273	387
Computer equipment and software	631	616
	4,632	4,740
Less accumulated depreciation and amortization	(3,942)	(3,873)
Total property and equipment, net	$690	$867

Depreciation of equipment is computed using the straight-line method over the estimated useful lives of the assets, which range from three to ten years. Leasehold improvements are amortized using the straight-line method over their estimated useful lives or their related lease term, whichever is shorter. Depreciation expense of $0.1 million was recognized for each of the three months ended March 31, 2014 and 2013, and is included in operating expenses.

Other Current Assets

Other current assets consist of the following (in thousands):

	March 31,	December 31,
	2014	2013
Prepaid expenses	$521	$786
Other receivables	320	173
Total current assets	$841	$959

Goodwill and Other Identifiable Intangible Assets

Goodwill and other identifiable intangible assets consist of the following (in thousands):

	March 31,	December 31,
	2014	2013
Indefinite lived intangible assets
Acquired in-process research and development	$12,556	$12,556
Goodwill	12,238	12,238
Definite lived intangible assets
Complete technology	15,267	15,267
Less: Accumulated amortization	(2,425)	(2,235)
Trade name	2,642	2,642
Less: Accumulated amortization	(421)	(387)
Customer relationships	29,600	29,600
Less: Accumulated amortization	(4,714)	(4,344)
Total goodwill and other identifiable intangible assets, net	$64,743	$65,337

The Company accounts for goodwill and other intangible assets in accordance with Accounting Standards Codification ("ASC") Topic 350 -Intangibles-Goodwill and Other which, among other things, establishes standards for goodwill acquired in a business combination, eliminates the amortization of goodwill and requires the carrying value of goodwill and certain non-

amortizing intangibles to be evaluated for impairment on an annual basis. The Company uses the income approach and the market approach, each weighted at 50%, when performing its goodwill impairment analysis. For the income approach, the Company considers the present value of future cash flows and the carrying value of its assets and liabilities, including goodwill. The market approach is based on an analysis of revenue multiples of peer public companies. If the carrying value of the assets and liabilities, including goodwill, were to exceed the Company’s estimation of the fair value, the Company would record an impairment charge in an amount equal to the excess of the carrying value of goodwill over the implied fair value of the goodwill. The Company performs an evaluation of goodwill and other intangibles as of December 31 of each year, absent any indicators of earlier impairment, to ensure that impairment charges, if applicable, are reflected in the Company's financial results before December 31 of each year. When it is determined that impairment has occurred, a charge to operations is recorded. Goodwill and other intangible asset balances are included in the identifiable assets of the business segment to which they have been assigned. Any goodwill impairment, as well as the amortization of other purchased intangible assets, is charged against the respective business segments' operating income.

Amortization of definite lived intangible assets is computed using the straight-line method over the estimated useful life of the asset of 20 years. Amortization expense of $0.6 million was recognized for each of the three months ended March 31, 2014 and 2013, respectively. Estimated amortization expense for the year ending December 31, 2014 through 2018 is $2.4 million per year.
Acquired In-Process Research and Development

Intangible assets related to acquired in-process research and development (IPR&D) are considered to be indefinite-lived until the completion or abandonment of the associated research and development efforts. During the period the assets are considered to be indefinite-lived, they will not be amortized but will be tested for impairment on an annual basis and between annual tests if the Company becomes aware of any events occurring or changes in circumstances that would indicate a reduction in the fair value of the IPR&D projects below their respective carrying amounts. If and when development is complete, which generally occurs if and when regulatory approval to market a product is obtained, the associated assets would be deemed definite-lived and would then be amortized based on their respective estimated useful lives at that point in time. For the three months ended March 31, 2014 and 2013, there was no impairment of IPR&D.

Impairment of Long-Lived Assets

Management reviews long-lived assets for impairment annually or whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value for the Company’s long-lived assets is determined using the expected cash flows discounted at a rate commensurate with the risk involved. As of March 31, 2014, management does not believe there have been any events or circumstances indicating that the carrying amount of its long-lived assets may not be recoverable.

Commercial license rights

Commercial license rights represent a portfolio of future milestone and royalty payment rights acquired in accordance with the Royalty Stream and Milestone Payments Purchase Agreement entered into with Selexis SA ("Selexis") in April 2013.  The portfolio consists of over 15 Selexis commercial license agreement programs with various pharmaceutical-company counterparties.  The purchase price was $4.6 million, inclusive of acquisition costs. The Company paid $3.6 million upon closing and paid an additional $1.0 million in April 2014. Individual commercial license rights acquired under the agreement are carried at allocated cost and approximate fair value. The carrying value of the license rights will be reduced on a pro-rata basis as revenue is realized over the term of the agreement. Declines in the fair value of individual license rights below their carrying value that are deemed to be other than temporary are reflected in earnings in the period such determination is made. As of March 31, 2014, management does not believe there have been any events or circumstances indicating that the carrying amount of its commercial license rights may not be recoverable.

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	March 31,	December 31,
	2014	2013
Compensation	$777	$1,929
Professional fees	537	697
Other	4,137	2,711
Total accrued liabilities	$5,451	$5,337

Other Long-Term Liabilities

Other long-term liabilities consist of the following (in thousands):

	March 31,	December 31,
	2014	2013
Deposits	$353	$345
Deferred rent	346	350
Total other long-term liabilities	$699	$695
Contingent Liabilities

In connection with the Company’s acquisition of CyDex in January 2011, the Company recorded a $17.6 million contingent liability, inclusive of the $4.3 million payment made in January 2012, for amounts potentially due to holders of the CyDex contingent value rights ("CVRs") and former license holders. The liability is periodically assessed based on events and circumstances related to the underlying milestones, royalties and material sales. The change in fair value is recorded in the Company’s consolidated statements of operations. The carrying amount of the liability may fluctuate significantly and actual amounts paid under the CVR agreements may be materially different than the carrying amount of the liability. The fair value of the liability at March 31, 2014 and December 31, 2013 was $7.2 million and $9.3 million, respectively. The Company recorded a fair-value adjustment to decrease the liability for CyDex-related contingent liabilities of $0.5 million for the three months ended March 31, 2014 and an adjustment to increase the liability by $1.8 million for the three months ended March 31, 2013. The Company recorded a revenue-sharing payment of $1.6 million for the three months ended March 31, 2014. There was no revenue-sharing payment made for the three months ended March 31, 2013.

In connection with the Company’s acquisition of Metabasis in January 2010, the Company issued Metabasis stockholders four tradable CVRs, one CVR from each of four respective series of CVR, for each Metabasis share. The CVRs will entitle Metabasis stockholders to cash payments as frequently as every six months as cash is received by the Company from proceeds from the sale or partnering of any of the Metabasis drug development programs, among other triggering events. The fair values of the CVRs are remeasured at each reporting date through the term of the related agreement. Changes in the fair values are reported in the statement of operations as income (decreases) or expense (increases). The carrying amount of the liability may fluctuate significantly based upon quoted market prices and actual amounts paid under the agreements may be materially different than the carrying amount of the liability. The fair value of the liability was estimated to be $6.7 million and $4.2 million as of March 31, 2014 and December 31, 2013, respectively. The Company recorded an increase in the liability for Metabasis-related CVRs of $2.5 million for the three months ended March 31, 2014 and no change for the three months ended March 31, 2013.

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

Level 1 - Observable inputs such as quoted prices in active markets;
Level 2 - Inputs other than the quoted prices in active markets that are observable either directly or indirectly ; and
Level 3 - Unobservable inputs in which there is little or no market data, which require the Company to develop its own assumptions.
The Company’s short-term-term investments include investments in equity securities which were received by the Company in December 2012 as a result of a milestone payment from a licensee. Additionally, there is a liability related to the investment in equity securities for amounts owed to former license holders. The fair value of the investments was previously determined using quoted market prices in active markets and discounted for the trading restriction. During the year ended December 31, 2013, the trading restrictions were removed and the investments were reclassified to short-term investments. The Metabasis CVR liability is marked-to-market at each reporting period based upon the quoted market prices of the underlying CVR. The fair value of the CyDex contingent liabilities are determined at each reporting period based upon an income valuation model. The co-promote termination payments receivable represents a non-interest-bearing receivable for future payments to be made by Pfizer and is recorded at its fair value. The receivable and liability will remain equal, and are adjusted each quarter for changes in the fair value of the obligation including any changes in the estimate of future net Avinza product sales.
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
Revenue Recognition

Royalties on sales of products commercialized by the Company’s partners are recognized in the quarter reported by the respective partner. Generally, the Company receives royalty reports from its licensees approximately one quarter in arrears due to the fact that its agreements require partners to report product sales between 30 and 60 days after the end of the quarter. The Company recognizes royalty revenues when it can reliably estimate such amounts and collectability is reasonably assured. Under this accounting policy, the royalty revenues reported are not based upon estimates and such royalty revenues are typically reported in the same period in which payment is received.
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

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts based on the best estimate of the amount of probable losses in the Company’s existing accounts receivable. Accounts receivable that are outstanding longer than their contractual payment terms, ranging from 30 to 90 days, are considered past due. When determining the allowance for doubtful accounts, several factors are taken into consideration, including historical write-off experience and review of specific customer accounts for collectability. Account balances are charged off against the allowance after collection efforts have been exhausted and the potential for recovery is considered remote. There was no allowance for doubtful accounts included in the balance sheets at March 31, 2014 and December 31, 2013.

Accounting for Stock-Based Compensation

Stock-based compensation expense for awards to employees and non-employee directors is recognized on a straight-line basis over the vesting period until the last tranche vests. Compensation cost for consultant awards is recognized over each separate tranche’s vesting period. The following table summarizes stock-based compensation expense recorded as components of research and development expenses and general and administrative expenses for the periods indicated (in thousands):

	Three months ended
	March 31,
	2014	2013
Stock-based compensation expense as a component of:
Research and development expenses	$689	$386
General and administrative expenses	1,378	738
	$2,067	$1,124

The fair-value for options that were awarded to employees and directors was estimated at the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions:

	Three months ended
	March 31,
	2014	2013
Risk-free interest rate	1.9%	1.1%
Dividend yield	—	—
Expected volatility	69%	70%
Expected term	6.4	6.3
Forfeiture rate	9.7%	9.8%

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

Sale of Royalty Rights

The Company previously sold to third parties the rights to future royalties of certain of its products. As part of the underlying royalty agreements, the partners have the right to offset a portion of any future royalty payments owed to the Company to the extent of previous milestone payments. Accordingly, the Company deferred a portion of the revenue associated with each tranche of royalty right sold, equal to the pro-rata share of the potential royalty offset. Such amounts associated with the offset rights against future royalty payments will be recognized as revenue upon receipt of future royalties from the respective partners. As of March 31, 2014 there was no deferred revenue remaining related to the sale of royalty rights. As of December 31, 2013, the Company had deferred $0.1 million of revenue related to the sale of royalty rights.
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

Cost of Goods Sold

The Company determines cost using the first-in, first-out method. Cost of goods sold include all costs of purchase and other costs incurred in bringing the inventories to their present location and condition, including costs to store and distribute.
Costs and Expenses

Collaborative research and development expense consists of labor, material, equipment and allocated facility costs of the Company’s scientific staff who are working pursuant to the Company’s collaborative agreements. From time to time, collaborative research and development expense includes costs related to research efforts in excess of those required under certain collaborative agreements. Management has the discretion to set the scope of such excess efforts and may increase or decrease the level of such efforts depending on the Company’s strategic priorities.
Proprietary research and development expense consists of intellectual property in-licensing costs, labor, materials, contracted services, and allocated facility costs that are incurred in connection with internally funded drug discovery and development programs.

Income Taxes

                Income taxes are accounted for under the liability method.  This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of differences between the tax basis of assets or liabilities and their carrying amounts in the consolidated financial statements.  A valuation allowance is provided for deferred tax assets if it is more likely than not that these items will either expire before the Company is able to realize their benefit or if future deductibility is uncertain.  As of March 31, 2014, the Company had provided a full valuation allowance against its deferred tax assets as recoverability was uncertain.  Developing the provision for income taxes requires significant judgment and expertise in federal and state income tax laws, regulations and strategies, including the determination of deferred tax assets and liabilities and, if necessary, any valuation allowances that may be required for deferred tax assets.  The Company's judgments and tax strategies are subject to audit by various taxing authorities.  While management believes the Company has provided adequately for its income tax liabilities in its consolidated financial statements, adverse determinations by these taxing authorities could have a material adverse effect on the Company's consolidated financial condition and results of operations.

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

Discontinued Operations-Oncology Product Line

In September, 2006, the Company and Eisai Inc. and Eisai Co., Ltd., (collectively "Eisai"), entered into a purchase agreement, ("the Oncology Purchase Agreement"), pursuant to which Eisai agreed to acquire all of the Company's worldwide rights in and to its oncology products, including, among other things, all related inventory, equipment, records and intellectual property, and to assume certain liabilities as set forth in the Oncology Purchase Agreement. The Oncology product line included the Company's four marketed oncology drugs: Ontak, Targretin capsules, Targretin gel and Panretin gel.

Discontinued Operations-Avinza Product Line

In September, 2006, the Company and King Pharmaceuticals, now a subsidiary of Pfizer, entered into a purchase agreement, (the "Avinza Purchase Agreement"), pursuant to which Pfizer acquired all of the rights in and to Avinza in the United States, its territories and Canada, including, among other things, all Avinza inventory, records and related intellectual property, and to assume certain liabilities as set forth in the Avinza Purchase Agreement.

Pursuant to the terms of the Avinza Purchase Agreement, the Company retained the liability for returns of product from wholesalers that had been sold by the Company prior to the close of the transaction. Accordingly, as part of the accounting for the gain on the sale of Avinza, the Company recorded a reserve for Avinza product returns.

During the three months ended March 31, 2014 the Company did not recognize any gain or loss on the sale of the Avinza product line. The Company recognized a pre-tax gain of $0.2 million for the three months ended March 31, 2013, due to subsequent changes in certain estimates and liabilities recorded as of the sale date.
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

New Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. Under ASU 2013-02, an entity is required to provide information about the amounts reclassified out of Accumulated Other Comprehensive Income ("AOCI") by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. Implementing ASU 2013-02 did not change the current requirements for reporting net income or other comprehensive income in the financial statements. The amendments in this ASU are effective for the Company for fiscal years, and interim periods within those years, beginning after January 1, 2014. The Company's adoption of this standard did not materially affect the consolidated financial statements.

In July, 2013, FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU 2013-11 requires the netting of unrecognized tax benefits (UTBs) against a deferred tax asset for a loss or other carryforward that would apply in settlement of the uncertain tax positions. UTBs are required to be netted against all available same-jurisdiction loss or other tax carryforwards that would be utilized, rather than only against carryforwards that are created by the UTBs. ASU 2013-11 is effective for the Company for interim and annual periods beginning after December 15, 2013. The Company's adoption of this standard did not materially affect the consolidated financial statements.

2. Financial Instruments

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including available-for-sale fixed income, equity securities, co-promote termination payments receivable and the related liability, and contingent liabilities.
The fair value of the Company’s investments which were classified as short-term investments for the three months ended March 31, 2014 and year ended December 31, 2013 is determined using quoted market prices in active markets. These securities were received by the Company in December 2012 as a result of a milestone payment from a licensee. Additionally, the liability for CVRs for Metabasis are determined using quoted market prices in active markets. The co-promote termination payments receivable represents a non-interest bearing receivable for future payments to be made by Pfizer and is recorded at its fair value. The fair value is subjective and is affected by changes in inputs to the valuation model including management’s assumptions regarding future Avinza product sales. The receivable and liability will remain equal and adjusted each quarter for changes in the fair value of the obligation including any changes in the estimate of future net Avinza product sales. The fair value of the liabilities for CyDex contingent liabilities were determined based on the income approach using a Monte Carlo analysis. The fair value is subjective and is affected by changes in inputs to the valuation model including management’s assumptions regarding revenue volatility, probability of commercialization of products, estimates of timing and probability of achievement of certain revenue thresholds and developmental and regulatory milestones which may be achieved and affect amounts owed to former license holders and CVR holders. Changes in these assumptions can materially affect the fair value estimate.

The following table provides a summary of the assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2014 (in thousands):

Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Current portion of co-promote termination payments receivable	$688	$—	$—	$688
Available-for-sale securities	12,275	12,275	—	—
Long-term portion of co-promote termination payments receivable	448	—	—	448
Total assets	$13,411	$12,275	$—	$1,136
Liabilities:
Current portion of contingent liabilities-CyDex	$1,094	$—	$—	$1,094
Current portion of co-promote termination liability	688	—	—	688
Long-term portion of contingent liabilities-Metabasis	6,657	6,657	—	—
Long-term portion of contingent liabilities-CyDex	6,086	—	—	6,086
Liability for short-term investments owed to former licensees	1,841	1,841	—	—
Long-term portion of co-promote termination liability	448	—	—	448
Total liabilities	$16,814	$8,498	$—	$8,316

The following table provides a summary of the assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2013 (in thousands):

Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Current portion of co-promote termination payments receivable	$4,329	$—	$—	$4,329
Available-for-sale securities	4,340	4,340	—	—
Long-term portion of co-promote termination payments receivable	7,417	—	—	7,417
Total assets	$16,086	$4,340	$—	$11,746
Liabilities:
Current portion of contingent liabilities-CyDex	$1,712	$—	$—	$1,712
Current portion of co-promote termination liability	4,329	—	—	4,329
Long-term portion of contingent liabilities-Metabasis	4,196	4,196	—	—
Long-term portion of contingent liabilities-CyDex	7,599	—	—	7,599
Liability for short-term investments owed to former licensees	651	651	—	—
Long-term portion of co-promote termination liability	7,417	—	—	7,417
Total liabilities	$25,904	$4,847	$—	$21,057

The following table represents significant unobservable inputs used in determining the fair value of contingent liabilities assumed in the acquisition of CyDex:

	December 31,
	2014	2013
Range of annual revenue subject to revenue sharing (1)	$5.1 million-$17.9 million	$4.2 million-$19.8 million
Revenue volatility	25%	25%
Average of probability of commercialization	67.4%	67.6%
Sales beta	0.60	0.60
Credit rating	BBB	BBB
Equity risk premium	6%	6%

(1)
Revenue subject to revenue sharing represent management’s estimate of the range of total annual revenue subject to revenue sharing (i.e. annual revenues in excess of $15 million) through December 31, 2016, which is the term of the CVR agreement.

A reconciliation of the level 3 financial instruments as of March 31, 2014 is as follows (in thousands):

Assets:
Fair value of level 3 financial instrument assets as of December 31, 2013	$11,746
Assumed payments made by Pfizer or assignee	(276)
Fair value adjustments to co-promote termination liability	(10,334)
Fair value of level 3 financial instrument assets as of March 31, 2014	$1,136

Liabilities:
Fair value of level 3 financial instrument liabilities as of December 31, 2013	$21,057
Assumed payments made by Pfizer or assignee	(276)
Payments to CVR and other former license holders	(1,618)
Fair value adjustments to contingent liabilities	(513)
Fair value adjustments to co-promote termination liability	(10,334)
Fair value of level 3 financial instrument liabilities as of March 31, 2014	$8,316

3. Avinza Co-Promotion

In 2003, the Company and Organon Pharmaceuticals USA Inc. (Organon) entered into an agreement for the co-promotion of Avinza. Subsequently in 2006, the Company signed an agreement with Organon that terminated the Avinza co-promotion agreement between the two companies and returned Avinza co-promotion rights to the Company. In consideration of the early termination, the Company agreed to make quarterly royalty payments to Organon equal to 6.5% of Avinza net sales through December 31, 2012 and thereafter equal to 6.0% of Avinza net sales through patent expiration, currently anticipated to be November 2017.

In January 2006, the Company and King Pharmaceuticals, now a subsidiary of Pfizer, entered into an agreement pursuant to which Pfizer acquired all of the Company’s rights in and to Avinza. Pfizer also assumed the Company’s co-promote termination obligation to make royalty payments to Organon based on net sales of Avinza. In connection with Pfizer's assumption of this obligation, Organon did not consent to the legal assignment of the co-promote termination obligation to Pfizer. Accordingly, the Company remains liable to Organon in the event of Pfizer's default of the obligation. Therefore, the Company recorded an asset as of February 26, 2007 to recognize Pfizer's assumption of the obligation, while continuing to carry the co-promote termination liability in the Company's consolidated financial statements to recognize the Company’s legal obligation as primary obligor to Organon. This asset represents a non-interest bearing receivable for future payments to be made by Pfizer and is recorded at its fair value. The receivable and liability will remain equal and are adjusted each reporting period for changes in the fair value of the obligation including for any changes in the estimate of future net Avinza product sales. This receivable will be assessed on a quarterly basis or when a triggering event occurs for impairment (e.g. in the event Pfizer defaults on the assumed obligation to pay Organon).

On a quarterly basis, management reviews the carrying value of the co-promote termination liability. In February 2014, Actavis launched a generic form of Avinza which resulted in a significant decrease in estimates of future net sales used to value the co-promote termination asset and liability. Due to assumptions and judgments inherent in determining the estimates of future net Avinza sales through November 2017, the actual amount of net Avinza sales used to determine the current fair value of the Company’s co-promote termination asset and liability may be materially different from current estimates.

A summary of the co-promote termination liability as of March 31, 2014 is as follows (in thousands):

Net present value of payments based on estimated future net Avinza product sales as of December 31, 2013	$11,746
Assumed payments made by Pfizer or assignee	(276)
Fair value adjustments	(10,334)
Total co-promote termination liability as of March 31, 2014	1,136
Less: current portion of co-promote termination liability as of March 31, 2014	688
Long-term portion of co-promote termination liability as of March 31, 2014	$448

4. Lease Obligations

The Company leases office and laboratory facilities in California, Kansas, and New Jersey. These leases expire between 2014 and 2019, some of which are subject to annual rent increases which range from 3.0% to 3.5%. The Company currently subleases office and laboratory space in California and New Jersey. The following table provides a summary of operating lease obligations and payments expected to be received from sublease agreements as of March 31, 2014 (in thousands):

Operating lease obligations:	Lease Termination Date	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Corporate headquarters- San Diego, CA	July 2019	$669	$1,390	$1,465	$187	$3,711
Bioscience and Technology Business Center- Lawrence, KS	December 2017	56	108	41	—	205
Vacated office and research facility-San Diego, CA	July 2015	2,257	761	—	—	3,018
Vacated office and research facility- Cranbury, NJ	August 2016	2,563	3,691	—	—	6,254
Total operating lease obligations		$5,545	$5,950	$1,506	$187	$13,188

Sublease payments expected to be received:		Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Office and research facility- San Diego, CA	July 2015	$913	$311	$—	$—	$1,224
Office and research facility- Cranbury, NJ	August 2014 and 2016	417	619	—	—	1,036
Net operating lease obligations		$4,215	$5,020	$1,506	$187	$10,928

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

As of March 31, 2014 and December 31, 2013, the Company had lease exit obligations of $5.1 million and $5.9 million, respectively. For the three months ended March 31, 2014, the Company made cash payments, net of sublease payments received of $0.9 million. The Company recognized adjustments for accretion and changes in leasing assumptions of $0.2 million for the three months ended March 31, 2014. For the three months ended March 31, 2013, the Company made cash payments, net of sublease payments received of $1.0 million. The Company recognized adjustments for accretion and changes in leasing assumptions of $0.1 million for the three months ended March 31, 2013.
Total rent expense under all office leases for the three months ended March 31, 2014 and 2013 was $0.2 million. The Company recognizes rent expense on a straight-line basis. Deferred rent at March 31, 2014 and 2013 was $0.3 million and $0.4 million, respectively, and is included in other long-term liabilities.

5. Segment Reporting
The Company evaluates performance based on the operating income (loss) of the respective business segments. The segment results may not represent actual results that would be expected if they were independent, stand-alone businesses. Segment information is as follows (in thousands):

Balance Sheet Data:	As of March 31, 2014
	Ligand	CyDex	Total
Total assets	$40,969	$64,502	$105,471

	As of December 31, 2013
	Ligand	CyDex	Total
Total assets	$38,408	$66,305	$104,713

Operating Data:	For the three months ended March 31, 2014
	Ligand	CyDex	Total
Net revenues from external customers	$6,791	$9,167	$15,958
Depreciation and amortization expense	66	602	668
Operating (loss) income	(71)	5,171	5,100
Interest expense, net	248	—	248
Income tax expense from continuing operations	51	2	53

	For the three months ended March 31, 2013
	Ligand	CyDex	Total
Net revenues from external customers	$6,237	$5,414	$11,651
Depreciation and amortization expense	59	611	670
Operating income	1,396	2,536	3,932
Interest expense, net	912	—	912
Income tax expense from continuing operations	66	—	66

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

In March 2013, the Company prepaid $7.0 million of the secured term loan credit facility. Additionally, the Company paid a prepayment fee of 1% of the prepayment amount, or $0.1 million and a prorated final-payment fee of 6% of the final payment or $0.4 million.

The carrying values and the fixed contractual coupon rates of the Company's financing arrangements as of March 31, 2014 and December 31, 2013 were as follows (in thousands):

	March 31, 2014	December 31, 2013
Current portion notes payable, 8.64%, due August 1, 2014	$4,206	$6,642
Current portion notes payable, 8.9012%, due August 1, 2014	1,563	2,467
Total current portion of notes payable	$5,769	$9,109

7. Stockholders’ Equity

The Company grants options and awards to employees, non-employee consultants, and non-employee directors. Only new shares of common stock are issued upon the exercise of stock options. Non-employee directors are accounted for as employees. Options and restricted stock granted to certain directors vest in equal monthly installments over the one-year period following the date of grant. Options granted to employees vest 1/8 on the six month anniversary of the date of grant, and 1/48 each month thereafter for 42 months. Option awards generally expire ten years from the date of grant.

Stock Option Activity

The following is a summary of the Company’s stock option plan activity and related information:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (In thousands)
Balance as of December 31, 2013	1,746,709	$16.79	7.6	$62,705
Granted	332,000	74.42
Exercised	(203,933)	15.73
Forfeited	(43,488)	16.72
Cancelled	(1,441)	78.78
Balance as of March 31, 2014	1,829,847	27.32	7.86	$75,528
Exercisable as of March 31, 2014	854,353	15.55	6.76	$44,234
Options vested and expected to vest as of March 31, 2014	1,829,847	27.32	7.86	$75,528

The weighted-average grant date fair value of all stock options granted during the three months ended March 31, 2014 was $47.93 per share. The total intrinsic value of all options exercised during the three months ended March 31, 2014 and 2013 was approximately $12.1 million and $0.2 million, respectively. As of March 31, 2014, there was $17.9 million of total unrecognized compensation cost related to nonvested stock options. That cost is expected to be recognized over a weighted-average period of 2.5 years.

Cash received from options exercised during the three months ended March 31, 2014 and 2013 was approximately $3.2 million and $0.3 million, respectively. There is no current tax benefit related to options exercised because of Net Operating Losses for which a full valuation allowance has been established.

As of March 31, 2014, 1.1 million shares were available for future option grants or direct issuance under the Company's 2002 Stock Incentive Plan, as amended.

Restricted Stock Activity

Restricted stock activity for the three months ended March 31, 2014 was as follows:

	Shares	Weighted- Average Grant Date Fair Value
Nonvested at December 31, 2013	115,386	$21.93
Granted	29,950	74.42
Vested	(42,607)	17.88
Cancelled	(3,452)	18.32
Nonvested at March 31, 2014	99,277	$39.63

Restricted stock awards generally vest over three years. As of March 31, 2014, there was $2.6 million of total unrecognized compensation cost related to nonvested restricted stock. That cost is expected to be recognized over a weighted-average period of 1.5 years.

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

The Amended ESPP allows employees to purchase Ligand common stock at the end of each six month period at a price equal to 85% of the lesser of fair market value on either the start date of the period or the last trading day of the period (the "Lookback Provision"). The 15% discount and the Lookback Provision make the Amended ESPP compensatory.  There were no shares of common stock issued under the amended ESPP during the three months ended March 31, 2014 and 2013, respectively. As of March 31, 2014, 79,515 shares were available for future purchases under the Amended ESPP.

Public Offering

During the three months ended March 31, 2014 and 2013, the Company did not issue any common shares pursuant to its at-the-market equity issuance plan.
Corporate Share Repurchase
On May 8, 2013, the Company's Board of Directors authorized the Company to repurchase up to $5.0 million of its own stock in privately negotiated and open market transactions for a period of up to one year, subject to the Company's evaluation of market conditions, applicable legal requirements and other factors. The Company is not obligated to acquire common stock under this program and the program may be suspended at any time. Through March 31, 2014, the Company did not repurchase any common shares pursuant to the repurchase plan.

8. Litigation

The Company records an estimate of a loss when the loss is considered probable and estimable. Where a liability is probable and there is a range of estimated loss and no amount in the range is more likely than any other number in the range, the Company records the minimum estimated liability related to the claim in accordance with ASC Topic 450-Contingencies. As additional information becomes available, the Company assesses the potential liability related to its pending litigation and revises its estimates. Revisions in the Company's estimates of potential liability could materially impact its results of operations.

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

Following an amendment to the complaint and a round of motions to dismiss, the court dismissed the amended complaint with prejudice on August 12, 2013.  On September 10, 2013, the plaintiffs filed a notice of appeal.  On March 20, 2014, the plaintiffs filed an appeal brief.  According to the Third Circuit's briefing schedule, the Company’s answering brief is due May 22, 2014, and the plaintiff's reply brief, if any, is due fourteen days after that.  The Company intends to continue to vigorously defend against the claims against it and Mr. Higgins in the lawsuit.  Due to the complex nature of the legal and factual issues involved, however, the outcome of this matter is not presently determinable.

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Caution: This discussion and analysis may contain predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties, including those discussed in Part II, Item 1A:"Risk Factors." This outlook represents our current judgment on the future direction of our business. These statements include those related to our Captisol-related revenues, our Promacta, Kyprolis and other product royalty revenues, product returns, and product development. Actual events or results may differ materially from our expectations. For example, there can be no assurance that our revenues or expenses will meet any expectations or follow any trend(s), that we will be able to retain our key employees or that we will be able to enter into any strategic partnerships or other transactions. We cannot assure you that we will receive expected Promacta, Kyprolis, Captisol, and other product revenues to support our ongoing business or that our internal or partnered pipeline products will progress in their development, gain marketing approval or achieve success in the market. In addition, ongoing or future arbitration, or litigation or disputes with third parties may have a material adverse effect on us. Such risks and uncertainties, and others, could cause actual results to differ materially from any future performance suggested. We undertake no obligation to make any revisions to these forward-looking statements to reflect events or circumstances arising after the date of this quarterly report. This caution is made under the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act.

Our trademarks, trade names and service marks referenced herein include Ligand. Each other trademark, trade name or service mark appearing in this quarterly report belongs to its owner.

References to “Ligand Pharmaceuticals Incorporated,” “Ligand,” the “Company,” “we” or ”our” include our wholly owned subsidiaries-Ligand JVR, Allergan Ligand Retinoid Therapeutics, Seragen, Inc., Pharmacopeia, Inc., or Pharmacopeia, Neurogen Corporation, or Nuerogen, CyDex Pharmaceuticals, Inc., or CyDex, Metabasis Therapeutics, Inc., or Metabasis, and Nexus VI, Inc.

Overview

We are a biotechnology company that operates with a business model focused on developing or acquiring revenue generating assets and coupling them with a lean corporate cost structure. Our goal is to create a sustainably profitable business and generate meaningful value for our stockholders. Since a portion of our business model is based on the goal of partnering with other pharmaceutical companies to commercialize and market our assets, a significant amount of our revenue is based largely on payments made to us by partners for royalties, milestones and license fees. We recognized the important role of the drug reformulation segment in the pharmaceutical industry and in 2011 added Captisol® to our technology portfolio. Captisol is a formulation technology that has enabled seven FDA approved products, including Onyx's Kyprolis® and Baxter International's Nexterone® and is currently being developed in a number of clinical-stage partner programs. In comparison to our peers, we believe we have assembled one of the largest and most diversified asset portfolios in the industry with the potential to generate significant revenue in the future. The therapies in our development portfolio address the unmet medical needs of patients for a broad spectrum of diseases including hepatitis, multiple myeloma, muscle wasting, Alzheimer’s disease, dyslipidemia, diabetes, anemia, epilepsy, FSGS and osteoporosis. We have established multiple alliances with the world’s leading pharmaceutical companies including GlaxoSmithKline, Onyx Pharmaceuticals (a subsidiary of Amgen, Inc.), Merck, Pfizer, Baxter International, Lundbeck Inc., Eli Lilly and Co., and Spectrum Pharmaceuticals, Inc.

Highlights from the first quarter of 2014 include:

•	We received a $1.0 million commercial milestone payment from Onyx. The milestone payment was triggered by the achievement of over $250 million of annual product sales of Kyprolis in 2013.

•
We received a $1.0 million milestone payment as a result of the recent FDA approval of Merck’s NOXAFIL® which is a new Captisol-enabled formulation of NOXAFIL for intravenous (IV) use. We will sell Captisol to Merck for this product under a commercial supply agreement.

•
Our partner Lundbeck LLC announced that the FDA accepted for review a New Drug Application, or NDA for its investigational therapy intravenous carbamazepine, an intravenous formulation of the anti-epileptic drug carbamazepine. With acceptance of the NDA filing, we earned a $200,000 milestone payment.

•	We completed the dosing of the last patient in the Glucagon Receptor Agonist Phase 1 Single Ascending Dose (SAD) clinical trial.
Results of Operations

Three months ended March 31, 2014 and 2013
Total revenues for the three months ended March 31, 2014 were $16.0 million, compared to $11.7 million for the same period in 2013. We reported income from continuing operations of $2.1 million, for the three months ended March 31, 2014, compared to $1.3 million for the same period in 2013.

Royalty Revenue
Royalty revenues were $7.9 million for the three months ended March 31, 2014, compared to $5.8 million for the same period in 2013. The increase in royalty revenue is primarily due to an increase in Promacta and Kyprolis royalties, partially offset by a decline in Avinza royalties as a result of generic competition entering the market in February 2014.

Material Sales
We recorded material sales of $5.7 million for the three months ended March 31, 2014, compared to $1.5 million for the same period in 2013. The increase in material sales for the three months ended March 31, 2014 is primarily due to timing of customer purchases of Captisol.

Collaborative Research and Development and Other Revenues
We recorded collaborative research and development and other revenues of $2.4 million for the three months ended March 31, 2014, compared to $4.3 million for the same period in 2013. The decrease of $1.9 million is primarily due to milestones of $2.2 million and licensing fees of $0.2 million earned for the three months ended March 31, 2014, compared to milestones earned of $4.2 million and license fees of $0.1 million earned for the three months ended March 31, 2013.

Cost of Sales
Cost of sales were $2.5 million for the three months ended March 31, 2014, compared to $0.7 million for the same period in 2013. The increase of $1.8 million is primarily due to an increase in material sales.

Research and Development Expenses
Research and development expenses were $3.1 million for the three months ended March 31, 2014, compared to $2.5 million, for the same period in 2013. The increase of $0.6 million is primarily due to timing of costs associated with internal programs and stock-based compensation expense.

As summarized in the table below, we are developing several proprietary products for a variety of indications. Our programs are not limited to the following, but are representative of a range of future licensing opportunities to expand our partnered asset portfolio.

Program	Disease/Indication	Development Phase

Selective Androgen Receptor Modulator	Various	Phase II-ready
Glucagon Receptor Antagonist	Diabetes	Phase I
HepDirect™	Liver Diseases	Preclinical
Oral Human Granulocyte Colony Stimulating Factor	Neutropenia	Preclinical
Oral Erythropoietin	Anemia	Preclinical

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

General and Administrative Expenses
General and administrative expenses were $5.1 million for the three months ended March 31, 2014, compared to $4.5 million, for the same period in 2013. The increase of $0.6 million is primarily due to an increase in stock-based compensation expense and general legal expenses.

Lease Exit and Termination Costs
In September 2010, we ceased use of our facility located in Cranbury, New Jersey. As a result, during the three months ended September 30, 2010, we recorded lease exit costs of $9.7 million for costs related to the difference between the remaining lease obligations of the abandoned operating leases, which run through August 2016, and management’s estimate of potential future sublease income, discounted to present value. Actual future sublease income may differ materially from our estimate, which would result in us recording additional expense or reductions in expense. In addition, we wrote-off approximately $5.4 million of property and equipment related to the facility closure and recorded approximately $1.8 million of severance related costs. Lease exit and termination costs were $0.2 million for the three months ended March 31, 2014, compared to $0.1 million for the same period in 2013. The increase of $0.1 million is primarily due to facility-related expenses.

Interest Expense, net
Interest expense was $0.2 million for the three months ended March 31, 2014, compared to $0.9 million for the same period in 2013. The decrease in interest expense of $0.7 million is due to a lower principal balance due to the $7.0 million payoff in March 2013 as well as principal amortization.

Increase in Contingent Liabilities
We recorded an increase in contingent liabilities of $1.9 million for the three months ended March 31, 2014, compared to an increase of $1.8 million for the same period in 2013. The increase for the three months ended March 31, 2014 primarily relates to an increase in the liability for amounts potentially due to holders of CVRs related to our Metabasis acquisition of $2.4 million and is partially offset by a decrease in the liability for amounts potentially due to holders of CVRs and former license holders associated with our CyDex acquisition of $0.5 million. The increase for the three months ended March 31, 2013 is due to an increase in amounts potentially due to CyDex CVR holders and former license holders of $1.8 million.

Income Tax Expense
We recorded income tax expense from continuing operations of $0.1 million for each of the three months ended March 31, 2014 and 2013. Our estimated annual effective rate of 3.2% is primarily attributable to deferred taxes associated with the amortization of acquired IPR&D assets for tax purposes.

Discontinued Operations

Avinza Product Line
In September 2006, we and King Pharmaceuticals, now a subsidiary of Pfizer, entered into a purchase agreement, or the Avinza Purchase Agreement, pursuant to which Pfizer acquired all of our rights in and to Avinza in the United States, its territories and Canada, including, among other things, all Avinza inventory, records and related intellectual property, and assume certain liabilities as set forth in the Avinza Purchase Agreement.

Pursuant to the terms of the Avinza Purchase Agreement, we retained the liability for returns of product from wholesalers that had been sold by us prior to the close of this transaction. Accordingly, as part of the accounting for the gain on the sale of Avinza, we recorded a reserve for Avinza product returns.

During the three months ended March 31, 2014, there were no pre-tax gains or losses recognized on the sale of the Avinza product line due to subsequent changes in certain estimates and liabilities recorded as of the sale date. During the three months ended March 31, 2013, we recognized a pre-tax gain of $0.2 million on the sale of the Avinza product line due to subsequent changes in certain estimates and liabilities recorded as of the sale date.

Liquidity and Capital Resources

We have financed our operations through offerings of our equity securities, borrowings from long-term debt, issuance of convertible notes, product sales and the subsequent sales of our commercial assets, royalties, collaborative research and development and other revenues, and capital and operating lease transactions.

We have incurred significant losses since inception. At March 31, 2014, our accumulated deficit was $669.2 million and we had working capital of $12.4 million. We believe that cash flows from operations will improve due to Captisol sales, an increase in royalty revenues driven primarily from continued increases in Promacta and Kyprolis sales partially offset by a decline in Avinza royalty revenues as a result of generic competition entering the market in February 2014, recent product approvals and regulatory developments, as well as anticipated new license and milestone revenues. In the event revenues and operating cash flows do not meet expectations, management plans to reduce discretionary expenses. However, it is possible that we may be required to seek additional financing. There can be no assurance that additional financing will be available on terms acceptable to management, or at all. We believe our available cash, cash equivalents and short-term investments as well as our current and future royalty, license and milestone revenues will be sufficient to satisfy our anticipated operating and capital requirements through at least the next 12 months. Our future operating and capital requirements will depend on many factors, including, but not limited to: the pace of scientific progress in our research and development programs; the potential success of these programs; the scope and results of preclinical testing and clinical trials; the time and costs involved in obtaining regulatory approvals; the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims; competing technological and market developments; the amount of royalties on sales of the commercial products of our partners; the efforts of our collaborative partners; obligations under our operating lease agreements; and the capital requirements of any companies we acquire, including Pharmacopeia, Neurogen, Metabasis and CyDex. We believe that the actions presently being taken to generate sufficient operating cash flow provide the opportunity for us to continue as a going concern. While we believe in the viability of our strategy to generate sufficient operating cash flow and in our ability to raise additional funds, there can be no assurances to that effect. Our ability to achieve our operational targets is dependent upon our ability to further implement our business plan and generate sufficient operating cash flow.

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

In March 2013, we prepaid $7.0 million of the secured term loan credit facility. Additionally, we paid a prepayment fee of 1% of the prepayment amount, or $0.1 million, and a prorated final-payment fee of 6% of the final payment, or $0.4 million. As of March 31, 2014, the remaining principal balance of the note was $5.8 million.

In October 2013, we filed a universal shelf registration statement with the Securities and Exchange Commission, or the SEC, that was automatically declared effective due to our status as a well-known seasoned issuer. This registration statement provides additional financial flexibility for us to sell shares of common stock or other equity or debt securities as needed at any time, including through our at-the-market equity issuance program. During the three months ended March 31, 2014, we did not issue any common shares through this at-the-market equity issuance program.

Operating Activities

Operating activities generated cash of $2.6 million for the three months ended March 31, 2014, compared to $2.1 million for the same period in 2013.

The cash generated for the three months ended March 31, 2014 reflects net income of $2.1 million, adjusted by $4.5 million of non-cash items to reconcile net income to net cash generated from operations. These reconciling items primarily reflect an increase in the estimated fair value of contingent liabilities of $1.9 million, depreciation and amortization of $0.7 million, stock-based compensation of $2.1 million, a change in deferred income taxes of $0.1 million, accretion of notes payable of $0.1 million, and $0.1 million for a loss on asset write-offs, partially offset by a realized gain on investments of $0.5 million. The cash generated during the three months ended March 31, 2014 is further impacted by changes in operating assets and liabilities due primarily to an increase in accounts receivable of $2.5 million, an increase in inventory of $0.6 million, a decrease in accounts payable and accrued liabilities of $1.0 million, and a decrease in deferred revenue of $0.1 million, partially offset by a decrease in other current assets of $0.1 million.

The cash generated for the three months ended March 31, 2013 reflects net income of $1.5 million, adjusted by $0.2 million of gain from discontinued operations and $3.8 million of non-cash items to reconcile net income to net cash generated from operations. These reconciling items primarily reflect depreciation and amortization of $0.7 million, stock-based compensation of $1.1 million, a non-cash change in the estimated fair value of contingent liabilities of $1.8 million, a change in deferred income taxes of $0.1 million and accretion of notes payable of $0.1 million. The cash generated during the three months ended March 31, 2013 is further impacted by changes in operating assets and liabilities due primarily to a decrease in accounts payable and accrued liabilities of $2.1 million, a decrease in deferred revenue of $0.2 million, an increase in other current assets of $0.2 million, and a decrease in other liabilities of $0.1 million partially offset by decreases in other long-term assets of $0.1 million and a decrease in inventory of $0.1 million. Cash used in operating activities of discontinued operations was $0.6 million for the three months ended March 31, 2013.

Investing Activities

Investing activities used cash of $1.0 million for the three months ended March 31, 2014, compared to $34,000 for the same period in 2013.

Cash used by investing activities during the three months ended March 31, 2014 primarily reflects payments to CVR holders of $1.6 million, partially offset by proceeds from short-term investments of $0.6 million.

Cash used by investing activities during the three months ended March 31, 2013 primarily reflects purchases of property and equipment.

Financing Activities

Financing activities used cash of $0.2 million for the three months ended March 31, 2014, compared to $9.4 million for the same period in 2013.

Cash used by financing activities for the three months ended March 31, 2014 primarily reflects $3.4 million of repayment of debt, partially offset by proceeds from stock option exercises and our employee stock purchase plan of $3.2 million.

Cash used by financing activities for the three months ended March 31, 2013 primarily reflects $9.7 million of repayment of debt, partially offset by proceeds from stock option exercises of $0.3 million.

Other

In connection with the acquisition of Metabasis in January 2010, Metabasis security holders received CVRs under four CVR agreements. The CVRs entitle the holders to cash payments upon the sale or licensing of certain assets and upon the achievement of specified milestones. The fair value of the liability at March 31, 2014 was $6.7 million, and as of December 31, 2013 was $4.2 million.

In connection with the acquisition of CyDex in January, 2011, we issued a series of CVRs and also assumed certain contingent liabilities. In 2011, $0.9 million was paid to the CyDex shareholders upon completion of a licensing agreement with The Medicines Company for the Captisol-enabled Intravenous formulation of Clopidogrel. An additional $2.0 million was paid to the CyDex shareholders upon acceptance by the FDA of Onyx’s NDA, $4.3 million was paid in January 2012, under the terms of the agreement, and an additional $3.5 million was paid upon approval by the FDA of Kyprolis for the potential treatment of patients with relapsed and refractory multiple myeloma. We recorded a cash payment of $0.1 million for the Topiramate orphan drug designation milestone to former license holders. We may be required to make additional payments upon achievement of certain clinical and regulatory milestones to the CyDex shareholders and former license holders. In addition, we will pay CyDex shareholders, for each respective year from 2014 through 2016, 20% of all CyDex-related revenue, but only to the extent that, and beginning only when, CyDex-related revenue for such year exceed $15.0 million; plus an additional 10% of all CyDex-related revenue recognized during such year, but only to the extent that, and beginning only when aggregate CyDex-related revenue for such year exceeds $35.0 million. We have paid $2.8 million to the CyDex shareholders for revenue sharing payments under the terms of the CVR agreement. The estimated fair value of the contingent liabilities recorded as part of the CyDex acquisiton at March 31, 2014 was $7.2 million.

Leases and Off-Balance Sheet Arrangements

We lease our office and research facilities under operating lease arrangements with varying terms through November 2021. Some of our agreements provide for increases in annual rents based on changes in the Consumer Price Index or fixed percentage increases ranging from 3.0% to 3.5%. We also sublease a portion of our facilities through August 2016. The sublease agreement provides for a 3% increase in annual rents. We had no off-balance sheet arrangements at March 31, 2014 and December 31, 2013.

Contractual Obligations

As of March 31, 2014, future minimum payments due under our contractual obligations were as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 year	2-3 years	4-5 years	More than 5 years
Obligations for uncertain tax positions (1)	$—	$—	$—	$—	$—
Co-promote termination obligations (2)	$1,136	$688	$352	$96	$—
Purchase obligations (3)	$7,092	$7,092	$—	$—	$—
Contingent liabilities (4)	$—	$—	$—	$—	$—
Note and interest payment obligations	$5,769	$5,769	$—	$—	$—
Operating lease obligations (5)	$13,188	$5,545	$5,950	$1,506	$187

(1)	Expected payments related to obligations for uncertain tax positions cannot be reasonably estimated.

(2)
Co-promote termination obligations represent our legal obligation as primary obligor to Organon due to the fact that Organon did not consent to the legal assignment of the co-promote termination obligation to Pfizer. The liability is offset by an asset which represents a non-interest bearing receivable for future payments to be made by Pfizer.

(3)	Purchase obligations represent our commitments under our supply agreement with Hovione, LLC for Captisol purchases.

(4)
Contingent liabilities to former shareholders and licenseholders are subjective and affected by changes in inputs to the valuation model including management’s assumptions regarding revenue volatility, probability of commercialization of products, estimates of timing and probability of achievement of certain revenue thresholds and developmental and regulatory milestones and affect amounts owed to former license holders and CVR holders. Only payments due as a result of achievement of revenue thresholds or development and regulatory milestones are included in the table above.

(5)
We lease office and research facilities that we have fully vacated under operating lease arrangements expiring in July 2015 and August 2016. We sublet portions of these facilities through the end of our lease. As of March 31, 2014, we expect to receive aggregate future minimum lease payments totaling $2.3 million (nondiscounted) over the duration of the sublease agreement (not included in the table above) as follows: less than one year; $1.3 million and two to three years; $0.9 million.

We are also required under our CyDex CVR Agreement to invest at least $1.5 million per year, inclusive of employee expenses, in the acquired business through the year ended 2015. As of March 31, 2014, we estimate we will exceed that amount for the year ended December 31, 2014.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At March 31, 2014, our investment portfolio included investments in available-for-sale equity securities of $12.3 million. These securities are subject to market risk and may decline in value based on market conditions.

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
We are exposed to market risk involving rising interest rates. To the extent interest rates rise, our interest costs could increase. An increase in interest costs of 10% would not have a material impact on our financial condition, results of operations or cash flows.

ITEM 4.	CONTROLS AND PROCEDURES

As of March 31, 2014, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit pursuant to the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

Our disclosure controls were designed to provide reasonable assurance that the controls and procedures would meet their objectives. Our management, including the Chief Executive Officer and Chief Financial Officer does not expect that our disclosure controls will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable assurance of achieving the designed control objectives and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusions of two or more people, or by management override of the control. Because of the inherent limitations in a cost-effective, maturing control system, misstatements due to error or fraud may occur and not be detected.

There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter of the fiscal year to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time we are subject to various lawsuits and claims with respect to matters arising out of the normal course of our business. Due to the uncertainty of the ultimate outcome of these matters, the impact on future financial results is not subject to reasonable estimates.

Securities Litigation
On June 8, 2012, a federal securities class action and shareholder derivative lawsuit was filed in the Eastern District of Pennsylvania against Genaera Corporation and its officers, directors, major shareholders and trustee ("Genaera Defendants") for allegedly breaching their fiduciary duties to Genaera shareholders.  The lawsuit also names us and our Chief Executive Officer John Higgins as additional defendants for allegedly aiding and abetting the Genaera Defendants' various breaches of fiduciary duties based on our purchase of a licensing interest in a development-stage pharmaceutical drug program from the Genaera Liquidating Trust in May 2010 and our subsequent sale of half of its interest in the transaction to Biotechnology Value Fund, Inc.

Following an amendment to the complaint and a round of motions to dismiss, the court dismissed the amended complaint with prejudice on August 12, 2013.  On September 10, 2013, the plaintiffs filed a notice of appeal.  On March 20, 2014, the plaintiffs filed an appeal brief.  According to the Third Circuit's briefing schedule, our answering brief is due May 22, 2014, and the plaintiff's reply brief, if any, is due fourteen days after that.  We intend to continue to vigorously defend against the claims against us and Mr. Higgins in the lawsuit.  Due to the complex nature of the legal and factual issues involved, however, the outcome of this matter is not presently determinable.

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

We currently depend on our arrangements with our outlicensees to sell products using our Captisol technology. These agreements generally provide that outlicensees may terminate the agreements at will. If our outlicensees discontinue sales of products using our Captisol technology, fail to obtain regulatory approval for products using our Captisol technology, fail to satisfy their obligations under their agreements with us, or choose to utilize a generic form of Captisol should it become available, or if we are unable to establish new licensing and marketing relationships, our financial results and growth prospects would be materially affected. We maintain inventory of Captisol, which has a five year shelf life, at three geographically spread storage locations in the United States and Europe.  If we were to encounter problems maintaining our inventory, such as natural disasters, at one or all three of these locations, it could lead to supply interruptions. Further, under most of our Captisol outlicenses, the amount of royalties we receive will be reduced or will cease when the relevant patent expires. Our high purity patents, U.S. Patent Nos. 7,635,773 and 8,410,077 and foreign equivalents, are not expected to expire until 2029 and our morphology patents, U.S. Patent Nos. 7,629,331 and 8,049,003 and foreign equivalents, are not expected to expire until 2025, but the initially filed patents relating to Captisol expired starting in 2010 in the United States and will expire by 2016 in most countries outside the United States. If our other intellectual property rights are not sufficient to prevent a generic form of Captisol from coming to market and if in such case our outlicensees choose to terminate their agreements with us, our Captisol revenue may decrease significantly

The product candidates of our partners and us face significant development and regulatory hurdles prior to partnering and/or marketing which could delay or prevent licensing, sales and/or milestone revenue.

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

The existence of one or more material weaknesses or significant deficiencies could result in errors in our consolidated financial statements. Substantial costs and resources may be required to rectify any internal control deficiencies. If we fail to maintain the adequacy of our internal controls in accordance with applicable standards, we may be unable to conclude on an ongoing basis that we have effective internal controls over financial reporting. If we cannot produce reliable financial reports, our business and financial condition could be harmed, investors could lose confidence in our reported financial information, or the market price of our stock could decline significantly. In addition, our ability to obtain additional financing to operate and expand our business, or obtain additional financing on favorable terms, could be materially and adversely affected, which, in turn, could materially and adversely affect our business, our financial condition and the market value of our securities. Moreover, our reputation with customers, lenders, investors, securities analysts and others may be adversely affected.

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

In addition, we agreed to indemnify Eisai and King Pharmaceuticals (now a subsidiary of Pfizer), under certain circumstances pursuant to the asset purchase agreements we entered into in connection with the sale of our prior commercial product lines.  Some of our indemnification obligations still remain and our potential liability in certain circumstances is not limited to specific dollar amounts. We cannot predict the liabilities that may arise as a result of these matters. Any claims related to our indemnification obligations to Pfizer or Eisai could materially and adversely affect our financial condition. In addition, Pfizer assumed our obligation to make payments to Organon based on net sales of Avinza (the fair value of which was $1.1 million as of March 31, 2014).  We remain liable to Organon in the event Pfizer defaults on this obligation. Any requirement to pay a material amount to Organon could adversely affect our business and the price of our securities. The sale of our prior commercial product lines does not relieve us of exposure to product liability risks on products we sold prior to divesting these product lines. A successful product liability claim or series of claims brought against us may not be insured against and could result in payment of significant amounts of money and divert management's attention from our business.

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

Our operations have consumed substantial amounts of cash since inception. In connection with our 2011 acquisition of CyDex, we entered into a $20.0 million Loan and Security Agreement, or the Loan Agreement, with a lender. The loan was amended in January 2012 to increase the secured credit facility to $27.5 million. The original $20.0 million borrowed under the facility bears interest at a fixed rate of 8.6%. The additional $7.5 million bears interest at a fixed rate of 8.9%. Under the terms of the secured debt, we made interest only payments through February 2013. Subsequent to the interest-only payments, the note amortizes with principal and interest payments through the remaining term of the loan. Additionally, we must also make an additional final payment equal to 6% of the total amount borrowed which is due at maturity and is being accreted over the life of the loan. The maturity date of the term loan is August 1, 2014. In March 2013, we prepaid $7.0 million of the secured term loan credit facility. Additionally, we paid a prepayment fee of 1% of the prepayment amount, or $0.1 million, and a prorated final-payment fee of 6% of the final payment or $0.4 million. As of March 31, 2014, the remaining principal balance of the note was $5.8 million.

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

Our cash and cash equivalents as of March 31, 2014 was $13.0 million. We believe that our capital resources, including our currently available cash, cash equivalents, and short-term investments as well as our current and future royalty revenues, will be adequate to fund our operations, including the repayment of our term loan which matures on August 1, 2014, at their current levels at least for the next 12 months. However, changes may occur that would cause us to consume available capital resources before that time and we may need to complete additional equity or debt financings to fund our operations. Our inability to obtain additional financing could adversely affect our business. Financings may not be available at all or on terms favorable to us. In addition, these financings, if completed, may not meet our capital needs and could result in substantial dilution to our stockholders. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate one or more of our research or drug development programs. We may also be required to liquidate our business or file for bankruptcy protection. Alternatively, we may be forced to attempt to continue development by entering into arrangements with collaborative partners or others that require us to relinquish some or all of our rights to technologies or drug candidates that we would not otherwise relinquish.

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

Our shareholder rights plan and provisions contained in our certificate of incorporation and bylaws may discourage transactions involving an actual or potential change in our ownership. In addition, our Board of Directors may issue shares of common or preferred stock without any further action by the stockholders. Our directors and Biotechnology Value Fund, L.P. and its affiliates, or BVF, collectively owned over 25% of our outstanding common stock as of March 31, 2014. BVF can increase its ownership level up to 19.99% under the terms of an agreement we have with BVF, and BVF has agreed to vote the shares it owns above 15% of our outstanding common stock in accordance with our Board of Director's recommendations in the event that BVF exceeds a 15% ownership level. Such restrictions, circumstances and issuances may have the effect of delaying or preventing a change in our ownership. If changes in our ownership are discouraged, delayed or prevented, it would be more difficult for our current Board of Directors to be removed and replaced, even if you or our other stockholders believe that such actions are in the best interests of us and our stockholders.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The Exhibit Index to this Quarterly Report on Form 10-Q is incorporated herein by reference.

LIGAND PHARMACEUTICALS INCORPORATED
SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	May 7, 2014	By:	/s/ Nishan de Silva
Nishan de Silva
Vice President, Finance and Strategy and Chief Financial Officer
Duly Authorized Officer and Principal Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Certification by Principal Executive Officer, Pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Principal Financial Officer, Pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Principal Executive Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Principal Financial Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document