Form 10-Q
period 2014-06-30
LIGAND PHARMACEUTICALS INC
filed 2014-08-05
CIK 886163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________________________
FORM 10-Q
________________________________________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 5, 2014, the registrant had 20,780,756 shares of common stock outstanding.

LIGAND PHARMACEUTICALS INCORPORATED
QUARTERLY REPORT

FORM 10-Q

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
LIGAND PHARMACEUTICALS INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share data)

	June 30,	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$14,537	$11,639
Short-term investments	7,490	4,340
Accounts receivable	3,133	2,222
Inventory	817	1,392
Capitalized IPO expenses, Viking Therapeutics, Inc.	1,094	—
Other current assets	1,123	959
Current portion of co-promote termination payments receivable	391	4,329
Total current assets	28,585	24,881
Restricted cash and investments	1,261	1,341
Property and equipment, net	619	867
Intangible assets, net	51,911	53,099
Goodwill	12,238	12,238
Commercial license rights	4,567	4,571
Long-term portion of co-promote termination payments receivable	413	7,417
Other assets	253	299
Total assets	$99,847	$104,713
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable (including $1.4 million related to a VIE, Viking Therapeutics, Inc.)	$5,059	$3,951
Accrued liabilities	3,241	5,337
Current portion of contingent liabilities	2,877	1,712
Current portion of deferred income taxes	1,574	1,574
Current portion of note payable	2,698	9,109
Current portion of co-promote termination liability	391	4,329
Current portion of lease exit obligations	2,689	2,811
Current portion of deferred revenue	92	116
Total current liabilities	18,621	28,939
Long-term portion of co-promote termination liability	413	7,417
Long-term portion of deferred revenue, net	2,085	2,085
Long-term portion of lease exit obligations	1,587	3,071
Deferred income taxes	1,104	1,098
Long-term portion of contingent liabilities	12,223	11,795
Other long-term liabilities	728	695
Total liabilities	36,761	55,100
Commitments and Contingencies
Stockholders' equity:
Common stock, $0.001 par value; 33,333,333 shares authorized; 20,778,526 and 20,468,521 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	21	21
Additional paid-in capital	726,758	718,017
Accumulated other comprehensive income	5,041	2,914
Accumulated deficit	(667,650)	(671,339)
Total stockholders' equity attributable to parent	64,170	49,613
Noncontrolling interests	(1,084)	$—
Total liabilities and stockholders' equity	$99,847	$104,713

See accompanying notes.

LIGAND PHARMACEUTICALS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenues:
Royalties	$5,241	$4,916	$13,091	$10,742
Material sales	3,476	3,993	9,191	5,532
Collaborative research and development and other revenues	1,891	671	4,284	4,957
Total revenues	10,608	9,580	26,566	21,231
Operating costs and expenses:
Cost of sales	1,186	1,214	3,637	1,877
Research and development	2,689	2,022	5,821	4,487
General and administrative	5,239	4,306	10,310	8,808
Lease exit and termination costs	136	44	340	132
Write-off of in-process research and development	—	480	—	480
Total operating costs and expenses	9,250	8,066	20,108	15,784
Income from operations	1,358	1,514	6,458	5,447
Other (expense) income:
Interest expense, net	(181)	(453)	(429)	(1,361)
(Increase) decrease in contingent liabilities	(1,312)	2,741	(3,260)	900
Other, net	1,376	2	621	188
Total other (expense) income, net	(117)	2,290	(3,068)	(273)
Income before income taxes	1,241	3,804	3,390	5,174
Income tax benefit (expense)	47	(110)	(6)	(176)
Income from continuing operations	1,288	3,694	3,384	4,998
Discontinued operations:
Gain on sale of Avinza Product Line before income taxes	—	2,397	—	2,588
Income from discontinued operations	—	2,397	—	2,588
Net income:	1,288	6,091	3,384	7,586
Less: Net loss attributable to noncontrolling interests	(304)	—	(304)	—
Net income attributable to Ligand common shareholders	$1,592	$6,091	$3,688	$7,586

Per share amounts attributable to Ligand common shareholders:
Basic per share amounts:
Income from continuing operations	$0.08	$0.18	$0.18	$0.25
Income from discontinued operations	—	0.12	—	0.13
Net income	$0.08	$0.30	$0.18	$0.38

Diluted per share amounts:
Income from continuing operations	$0.07	$0.18	$0.17	$0.24
Income from discontinued operations	—	0.12	—	0.13
Net income	$0.07	$0.30	$0.17	$0.37

Weighted-average number of common shares-basic	20,738,299	20,258,618	20,668,110	20,223,634
Weighted-average number of common shares-diluted	21,780,034	20,427,360	21,776,125	20,277,763

See accompanying notes.

LIGAND PHARMACEUTICALS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Net income attributable to Ligand common shareholders	$1,592	$6,091	$3,688	$7,586
Unrealized net (loss) gain on available-for-sale securities, net of tax of $0	(5,127)	229	3,095	1,395
Less: Reclassification of net realized gains included in net income	(774)	—	(968)	—
Comprehensive income (loss) attributable to Ligand common shareholders	$(4,309)	$6,320	$5,815	$8,981

See accompanying notes.

LIGAND PHARMACEUTICAL INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six months ended
	June 30,
	2014	2013
Operating activities
Net income including noncontrolling interests	$3,384	$7,586
Less: gain from discontinued operations	—	2,588
Income from continuing operations	3,384	4,998
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operating activities:
Non-cash change in estimated fair value of contingent liabilities	3,261	(900)
Write-off of in-process research and development	—	480
Realized gain on sale of short-term investment	(968)	—
Gain on write-off of assets	(16)	—
Depreciation and amortization	1,337	1,339
Stock-based compensation	5,093	2,616
Non-cash upfront fee	(1,211)	—
Deferred income taxes	6	176
Accretion of note payable	169	225
Other	—	(13)
Changes in operating assets and liabilities:
Accounts receivable	(911)	3,890
Inventory	575	429
Other current assets	(136)	(382)
Other long-term assets	(231)	123
Accounts payable and accrued liabilities	(3,743)	(3,006)
Deferred revenue	(24)	(318)
Net cash provided by operating activities of continuing operations	6,585	9,657
Net cash used in operating activities of discontinued operations	—	(642)
Net cash provided by operating activities	6,585	9,015
Investing activities
Purchase of commercial license rights	—	(3,571)
Payments to CVR holders and former license holders	(1,668)	—
Proceeds from sale of property and equipment	125	3
Proceeds from sale of short-term investments	1,156	—
Other, net	(1)	(158)
Net cash used in investing activities	(388)	(3,726)
Financing activities
Repayment of debt	(6,947)	(12,933)
Net proceeds from stock option exercises	3,648	1,186
Net cash used in financing activities	(3,299)	(11,747)
Net increase (decrease) in cash and cash equivalents	2,898	(6,458)
Cash and cash equivalents at beginning of period	11,639	12,381
Cash and cash equivalents at end of period	$14,537	$5,923
Supplemental disclosure of cash flow information
Interest paid	$212	$1,245
Taxes paid	$3	$—
Supplemental schedule of non-cash activity
Liability for commercial license rights	$—	$1,000
Accrued inventory purchases	$—	$997
Unrealized gain on AFS investments	$3,095	$1,395
See accompanying notes.

LIGAND PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Basis of Presentation

Ligand Pharmaceuticals Incorporated, a Delaware corporation (the "Company" or "Ligand") is a biopharmaceutical company that develops and acquires royalty and other revenue generating assets and couples them with a lean corporate cost structure. The Company diversifies its portfolio of assets across numerous technology types, therapeutic areas, drug targets, and industry partners. The Company added Captisol® to its technology portfolio in January 2011. Captisol is a formulation technology that has enabled six FDA approved products, including Onyx's Kyprolis® and Baxter International's Nexterone®, and is currently being developed in a number of clinical-stage partner programs. The Company's therapies address the unmet medical needs of patients for a broad spectrum of diseases including hepatitis, multiple myeloma, muscle wasting, Alzheimer’s disease, dyslipidemia, diabetes, anemia, asthma, Focal Segmental Glomerulosclerosis ("FSGS") and osteoporosis. Ligand has established multiple alliances with the world’s leading pharmaceutical companies including GlaxoSmithKline, Onyx Pharmaceuticals (a subsidiary of Amgen, Inc.), Merck, Pfizer, Baxter International, Lundbeck Inc. and Spectrum Pharmaceuticals, Inc. The Company’s principal market is the United States. The Company sold its Oncology Product Line ("Oncology") and Avinza Product Line ("Avinza") on October 25, 2006 and February 26, 2007, respectively. The operating results for Oncology and Avinza have been presented in the accompanying condensed consolidated financial statements as "Discontinued Operations."

The Company has incurred significant losses since its inception. As of June 30, 2014, the Company’s accumulated deficit was approximately $667.7 million and the Company had working capital of approximately $10.0 million. Management believes that cash flows from operations will improve due to Captisol® sales, an increase in royalty revenues driven primarily from continued increases in Promacta® and Kyprolis® sales, and also from anticipated new license and milestone revenues. In the event revenues and operating cash flows are not meeting expectations, management plans to reduce discretionary expenses. It is possible, however, that the Company may be required to seek additional financing. There can be no assurance that additional financing will be available on terms acceptable to management, or at all. Management believes its currently available cash, cash equivalents and short-term investments, as well as its current and future royalty, license and milestone revenues and Captisol material sales will be sufficient to satisfy its anticipated operating and capital requirements through at least the next 12 months. The Company’s future operating and capital requirements will depend on many factors, including, but not limited to: the pace of scientific progress in its research and development programs; the potential success of these programs; the scope and results of preclinical testing and clinical trials; the time and costs involved in obtaining regulatory approvals; the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims; competing technological and market developments; the amount of royalties on sales of the commercial products of its partners; the efforts of its collaborative partners; obligations under its operating lease agreements; costs associated with future acquisitions; and the capital requirements of any companies the Company may acquire in the future. The ability of the Company to achieve its operational targets is dependent upon the Company’s ability to further implement its business goals and generate sufficient operating cash flow.

Principles of Consolidation

The accompanying condensed consolidated financial statements include Ligand and its wholly owned subsidiaries, Ligand JVR, Allergan Ligand Retinoid Therapeutics, Seragen, Inc., Pharmacopeia, Inc. ("Pharmacopeia"), Neurogen Corporation ("Neurogen"), CyDex Pharmaceuticals, Inc. ("CyDex"), Metabasis Therapeutics, Inc. ("Metabasis") and Nexus VI, Inc. Also included is Viking Therapeutics, Inc. ("Viking"), a variable interest entity ("VIE") for which the Company is deemed under applicable accounting guidance to be the primary beneficiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

Basis of Presentation

The Company’s accompanying unaudited condensed consolidated financial statements as of June 30, 2014 and for the three and six months ended June 30, 2014 and 2013 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for annual financial statements. The Company’s condensed consolidated balance sheet at December 31, 2013 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations of the Company and its subsidiaries, have been included. Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. These financial statements should be read in conjunction with the consolidated financial statements and notes therein included in the Company’s annual report on Form 10-K for the year ended December 31, 2013.

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

Income Per Share

Basic income per share is calculated by dividing net income by the weighted-average number of common shares and vested restricted stock units outstanding. Diluted income per share is computed by dividing net income by the weighted-average number of common shares and vested restricted stock units outstanding and the weighted-average number of dilutive common stock equivalents, including stock options and non-vested restricted stock units. Common stock equivalents are only included in the diluted income per share calculation when their effect is dilutive. The total number of potential common shares excluded from the computation of diluted income per share because their inclusion would have been anti-dilutive was 0.4 million and 1.1 million, as of June 30, 2014 and 2013, respectively.

The following table sets forth the computation of basic and diluted net income per share for the periods indicated (in thousands, except per share amounts):

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
EPS attributable to Ligand common shareholders:
Net income from continuing operations	$1,592	$3,694	3,688	$4,998
Net income from discontinued operations	—	2,397	—	2,588
Net income	$1,592	$6,091	$3,688	$7,586

Shares used to compute basic income per share	20,738,299	20,258,618	20,668,110	20,223,634
Dilutive potential common shares:
Restricted stock	29,029	46,391	44,815	35,864
Stock options	1,012,706	122,351	1,063,200	18,265
Shares used to compute diluted income per share	21,780,034	20,427,360	21,776,125	20,277,763

Basic per share amounts:
Income from continuing operations	$0.08	$0.18	$0.18	$0.25
Income from discontinued operations	—	0.12	—	0.13
Net income	$0.08	$0.30	$0.18	$0.38

Diluted per share amounts:
Income from continuing operations	$0.07	$0.18	$0.17	$0.24
Income from discontinued operations	—	0.12	—	0.13
Net income	$0.07	$0.30	$0.17	$0.37

Cash, Cash Equivalents and Short-term Investments

Cash and cash equivalents consist of cash and highly liquid securities with maturities at the date of acquisition of three months or less. Securities received by the Company as a result of a milestone payment from licensees are considered short-term investments and have been classified by management as available-for-sale. Such investments are carried at fair value, with unrealized gains and losses included in the statement of comprehensive income. The Company determines the cost of investments based on the specific identification method.
Restricted Cash and Investments

Restricted cash and investments consist of certificates of deposit held with a financial institution as collateral under a facility lease and third-party service provider arrangements.

The following table summarizes the various investment categories at June 30, 2014 and December 31, 2013 (in thousands):

	Cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
June 30, 2014
Short-term investments	$2,449	$5,079	$(38)	$7,490
Certificates of deposit-restricted	1,261	—	—	1,261
	$3,710	$5,079	$(38)	$8,751
December 31, 2013
Short-term investments	$1,426	$2,914	$—	$4,340
Certificates of deposit-restricted	1,341	—	—	1,341
	$2,767	$2,914	$—	$5,681

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash equivalents, investments and accounts receivable.

The Company invests its excess cash principally in U.S. government debt securities, investment-grade corporate debt securities and certificates of deposit. The Company has established guidelines relative to diversification and maturities that maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates. The Company did not experience any significant losses on its cash equivalents, short-term investments or restricted investments for the periods ending June 30, 2014 and December 31, 2013.

As of June 30, 2014 and December 31, 2013, cash deposits held at financial institutions in excess of FDIC insured amounts of $250,000 were approximately $13.9 million and $11.1 million, respectively.

Accounts receivable from one customer was 92% of total accounts receivable at June 30, 2014, the majority of which has been received. Accounts receivable from two customers was 75% of total accounts receivable at December 31, 2013.

The Company currently obtains Captisol from a single supplier.  If this supplier were not able to supply the requested amounts of Captisol and the existing inventory was depleted, the Company would be unable to continue to derive revenues from the sale of Captisol until it obtained an alternative source, which might take a considerable length of time. The Company maintains inventory of Captisol, which has a five year shelf life, at three geographically spread storage locations in the United States and Europe.  If disasters were to strike one or all three of these locations, it could lead to supply interruptions.

Inventory

Inventory is stated at the lower of cost or market value. The Company determines cost using the first-in, first-out method. The Company analyzes its inventory levels periodically and writes down inventory to its net realizable value if it has become obsolete, has a cost basis in excess of its expected net realizable value or is in excess of expected requirements. There were no write downs related to obsolete inventory recorded for the three and six months ended June 30, 2014 and 2013.

Property and Equipment

Property and equipment is stated at cost and consists of the following (in thousands):

	June 30,	December 31,
	2014	2013
Lab and office equipment	$2,509	$3,737
Leasehold improvements	273	387
Computer equipment and software	631	616
	3,413	4,740
Less accumulated depreciation and amortization	(2,794)	(3,873)
Total property and equipment, net	$619	$867

Depreciation of equipment is computed using the straight-line method over the estimated useful lives of the assets, which range from three to ten years. Leasehold improvements are amortized using the straight-line method over their estimated useful lives or their related lease term, whichever is shorter. Depreciation expense recognized for each of the three and six months ended June 30, 2014 and the three months ended June 30, 2013 was $0.1 million. Depreciation expense for the six months ended June 30, 2013 was $0.2 million. Depreciation expense is included in operating expenses.

Other Current Assets

Other current assets consist of the following (in thousands):

	June 30,	December 31,
	2014	2013
Prepaid expenses	$745	$786
Other receivables	378	173
Total current assets	$1,123	$959

Goodwill and Other Identifiable Intangible Assets

Goodwill and other identifiable intangible assets consist of the following (in thousands):

	June 30,	December 31,
	2014	2013
Indefinite lived intangible assets
Acquired in-process research and development	$12,556	$12,556
Goodwill	12,238	12,238
Definite lived intangible assets
Complete technology	15,267	15,267
Less: Accumulated amortization	(2,617)	(2,235)
Trade name	2,642	2,642
Less: Accumulated amortization	(454)	(387)
Customer relationships	29,600	29,600
Less: Accumulated amortization	(5,083)	(4,344)
Total goodwill and other identifiable intangible assets, net	$64,149	$65,337

The Company accounts for goodwill and other intangible assets in accordance with Accounting Standards Codification ("ASC") Topic 350 - Intangibles - Goodwill and Other which, among other things, establishes standards for goodwill acquired in a business combination, eliminates the amortization of goodwill and requires the carrying value of goodwill and certain non-

amortizing intangibles to be evaluated for impairment on an annual basis. The Company uses the income approach and the market approach, each weighted at 50%, when performing its goodwill impairment analysis. For the income approach, the Company considers the present value of future cash flows and the carrying value of its assets and liabilities, including goodwill. The market approach is based on an analysis of revenue multiples of peer public companies. If the carrying value of the assets and liabilities, including goodwill, were to exceed the Company’s estimation of the fair value, the Company would record an impairment charge in an amount equal to the excess of the carrying value of goodwill over the implied fair value of the goodwill. The Company performs an evaluation of goodwill and other intangibles as of December 31 of each year, absent any indicators of earlier impairment, to ensure that impairment charges, if applicable, are reflected in the Company's financial results before December 31 of each year. When it is determined that impairment has occurred, a charge to operations is recorded. Goodwill and other intangible asset balances are included in the identifiable assets of the business segment to which they have been assigned. Any goodwill impairment, as well as the amortization of other purchased intangible assets, is charged against the respective business segments' operating income.

Amortization of definite-lived intangible assets is computed using the straight-line method over the estimated useful life of the asset of 20 years. Amortization expense of $0.6 million and $1.2 million was recognized for each of the three and six months ended June 30, 2014 and 2013, respectively. Estimated amortization expense for the years ending December 31, 2014 through 2018 is $2.4 million per year.
Acquired In-Process Research and Development

Intangible assets related to acquired in-process research and development ("IPR&D") are considered to be indefinite-lived until the completion or abandonment of the associated research and development efforts. During the period the assets are considered to be indefinite-lived, they will not be amortized but will be tested for impairment on an annual basis and between annual tests if the Company becomes aware of any events occurring or changes in circumstances that would indicate a reduction in the fair value of the IPR&D projects below their respective carrying amounts. If and when development is complete, which generally occurs if and when regulatory approval to market a product is obtained, the associated assets would be deemed definite-lived and would then be amortized based on their respective estimated useful lives at that point in time. For the three and six months ended June 30, 2014 there was no impairment of IPR&D. For the three and six months ended June 30, 2013, the Company recorded a non-cash impairment charge of $0.5 million for the write-off of IPR&D for Captisol-enabled Clopidogrel (MDCO-157). The asset was impaired upon notification from the Medicines Company that they intended to terminate the license agreement and return the rights of the compound to the Company. MDCO-157 is an intravenous option of the anti-platelet medication designed for situations where the administration of oral platelet inhibitors is not feasible or desirable.

Impairment of Long-Lived Assets

Management reviews long-lived assets for impairment annually or whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value for the Company’s long-lived assets is determined using the expected cash flows discounted at a rate commensurate with the risk involved. As of June 30, 2014, management does not believe there have been any events or circumstances indicating that the carrying amount of its long-lived assets may not be recoverable.

Commercial license rights

Commercial license rights represent a portfolio of future milestone and royalty payment rights acquired in accordance with the Royalty Stream and Milestone Payments Purchase Agreement entered into with Selexis SA ("Selexis") in April 2013.  The portfolio consists of over 15 Selexis commercial license agreement programs with various pharmaceutical-company counterparties.  The purchase price was $4.6 million, inclusive of acquisition costs. The Company paid $3.6 million upon closing and paid an additional $1.0 million in April 2014. Individual commercial license rights acquired under the agreement are carried at allocated cost and approximate fair value. The carrying value of the license rights will be reduced on a pro-rata basis as revenue is realized over the term of the agreement. Declines in the fair value of individual license rights below their carrying value that are deemed to be other than temporary are reflected in earnings in the period such determination is made. As of June 30, 2014, management does not believe there have been any events or circumstances indicating that the carrying amount of its commercial license rights may not be recoverable.

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	June 30,	December 31,
	2014	2013
Compensation	$1,123	$1,929
Professional fees	279	697
Other	1,839	2,711
Total accrued liabilities	$3,241	$5,337

Other Long-Term Liabilities

Other long-term liabilities consist of the following (in thousands):

	June 30,	December 31,
	2014	2013
Deposits	$385	$345
Deferred rent	343	350
Total other long-term liabilities	$728	$695
Contingent Liabilities

In connection with the Company’s acquisition of CyDex in January 2011, the Company recorded a $17.6 million contingent liability, inclusive of the $4.3 million payment made in January 2012, for amounts potentially due to holders of the CyDex contingent value rights ("CVRs") and former license holders. The liability is periodically assessed based on events and circumstances related to the underlying milestones, royalties and material sales. Any change in fair value is recorded in the Company’s consolidated statements of operations. The carrying amount of the liability may fluctuate significantly and actual amounts paid under the CVR agreements may be materially different than the carrying amount of the liability. The fair value of the liability at June 30, 2014 and December 31, 2013 was $10.4 million and $9.3 million, respectively. The Company recorded a fair-value adjustment to increase the liability for CyDex-related contingent liabilities by $3.2 million and $2.7 million for the three and six months ended June 30, 2014, respectively, and an adjustment to decrease the liability by $5.2 million and $3.3 million for the three and six months ended June 30, 2013, respectively. There was a revenue-sharing payment of $1.6 million made during the six months ended June 30, 2014, and no revenue sharing payments were made during the three months ended June 30, 2014 and three and six months ended June 30, 2013.

In connection with the Company’s acquisition of Metabasis in January 2010, the Company issued to Metabasis stockholders four tradable CVRs, one CVR from each of four respective series of CVR, for each Metabasis share. The CVRs will entitle Metabasis stockholders to cash payments as frequently as every six months as cash is received by the Company from proceeds from the sale or partnering of any of the Metabasis drug development programs, among other triggering events. The fair values of the CVRs are remeasured at each reporting date through the term of the related agreement. Changes in the fair values are reported in the statement of operations as income (decreases) or expense (increases). The carrying amount of the liability may fluctuate significantly based upon quoted market prices and actual amounts paid under the agreements may be materially different than the carrying amount of the liability. The fair value of the liability was estimated to be $4.7 million and $4.2 million as of June 30, 2014 and December 31, 2013, respectively. The Company recorded a decrease in the liability for Metabasis-related CVRs of $1.9 million and an increase in the liability of $0.5 million for the three and six months ended June 30, 2014, respectively. The Company recorded an increase in the liability of $2.4 million for each of the three and six months ended June 30, 2013.

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
Level 1 - Quoted prices in active markets;
Level 2 - Inputs other than the quoted prices in active markets that are observable either directly or indirectly; and
Level 3 - Unobservable inputs in which there is little or no market data, which require the Company to develop its own assumptions.
The Company’s short-term investments include investments in equity securities which were received by the Company as a result of event-based and upfront payments from licensees. Additionally, there is a liability related to the investment in equity securities for amounts owed to former license holders. The Metabasis CVR liability is marked-to-market at each reporting period based upon the quoted market prices of the underlying CVR. The fair value of the CyDex contingent liabilities are determined at each reporting period based upon an income valuation model. The co-promote termination payments receivable represents a non-interest-bearing receivable for future payments to be made by Pfizer related to Avinza product sales and is recorded at its fair value. The receivable and liability will remain equal, and are adjusted each quarter for changes in the fair value of the obligation including any changes in the estimate of future net Avinza product sales.
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
Revenue Recognition

Royalties on sales of products commercialized by the Company’s partners are recognized in the quarter reported by the respective partner. Generally, the Company receives royalty reports from its licensees approximately one quarter in arrears due to the fact that its agreements require partners to report product sales between 30 and 60 days after the end of the quarter. The Company recognizes royalty revenues when it can reliably estimate such amounts and collectability is reasonably assured. Under this accounting policy, the royalty revenues reported are not based upon estimates and such royalty revenues are typically reported to the Company by its partners in the same period in which payment is received.
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
Nonrefundable, upfront license fees are recognized as revenue upon delivery of the license, if the license is determined to have standalone value that is not dependent on any future performance by the Company under the applicable collaboration agreement. Nonrefundable contingent event-based payments are recognized as revenue when the contingent event is met, which is usually the earlier of when payments are received or collections are assured, provided that it does not require future performance by the Company. The Company occasionally has sub-license obligations related to arrangements for which it receives license fees, milestones and royalties. The Company evaluates the determination of gross versus net reporting based on each individual agreement.
Sales-based contingent payments from partners are accounted for similarly to royalties, with revenue recognized upon achievement of the sales targets assuming all other revenue recognition criteria for milestones are met. Revenue from development and regulatory milestones is recognized when earned, as evidenced by written acknowledgement from the collaborator, provided that (i) the milestone event is substantive, its achievability was not reasonably assured at the inception of the agreement, and the Company has no further performance obligations relating to that event, and (ii) collectability is reasonably assured. If these criteria are not met, the milestone payment is recognized over the remaining period of the Company’s performance obligations under the arrangement.
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
Many of the Company's revenue arrangements involve the bundling of a license with the option to purchase manufactured product. Licenses are granted to pharmaceutical companies for the use of Captisol in the development of pharmaceutical compounds. The licenses may be granted for the use of the Captisol product for all phases of clinical trials and through commercial availability of the host drug or may be limited to certain phases of the clinical trial process. Management believes that its licenses have stand-alone value at the outset of an arrangement because the customer obtains the right to use Captisol in its formulations without any additional input by the Company.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts based on the best estimate of the amount of probable losses in the Company’s existing accounts receivable. Accounts receivable that are outstanding longer than their contractual payment terms, ranging from 30 to 90 days, are considered past due. When determining the allowance for doubtful accounts, several factors are taken into consideration, including historical write-off experience and review of specific customer accounts for collectability. Account balances are charged off against the allowance after collection efforts have been exhausted and the potential for recovery is considered remote. There was no allowance for doubtful accounts included in the balance sheets at June 30, 2014 and December 31, 2013.

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

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Stock-based compensation expense as a component of:
Research and development expenses	$956	$448	$1,645	$834
General and administrative expenses	2,071	1,044	3,448	1,782
	$3,027	$1,492	$5,093	$2,616

The fair-value for options that were awarded to employees and directors was estimated at the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions:

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Risk-free interest rate	1.9%	1.4%	1.9%	1.3%
Dividend yield	—	—	—	—
Expected volatility	67%	69%	69%	69%
Expected term	6.4	6.3	6.4	6.3
Forfeiture rate	8.6%	8.4%	8.6%-9.7%	8.4%-9.8%

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

Sale of Royalty Rights

The Company previously sold to third parties the rights to future royalties of certain of its products. As part of the underlying royalty agreements, the partners have the right to offset a portion of any future royalty payments owed to the Company to the extent of previous milestone payments. Accordingly, the Company deferred a portion of the revenue associated with each tranche of royalty right sold, equal to the pro-rata share of the potential royalty offset. Such amounts associated with the offset rights against future royalty payments will be recognized as revenue upon receipt of future royalties from the respective partners. As of June 30, 2014 there was no deferred revenue remaining related to the sale of royalty rights. As of December 31, 2013, the Company had deferred $0.1 million of revenue related to the sale of royalty rights.
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

Milestone Payments
In May 2014, the Company entered into a licensing agreement and research collaboration with Omthera Pharmaceuticals. The research collaboration will target the development of novel products that utilize the proprietary Ligand-developed LTP TECHNOLOGY™ to improve lipid-lowering activity of certain omega-3 fatty acids. The Company is eligible to receive development, regulatory, and event-based payments, of which the Company determined a $1.0 million payment upon completion of a proof of concept under the development program represents a milestone under the milestone method of accounting as (1) it is an event that can only be achieved in part on the Company's past performance, (2) there is substantive uncertainty at the date the arrangement was entered into that the event will be achieved and (3) it results in additional payment being due to us. None of the other event-based payments represents a milestone under the milestone method of accounting. No event based payment or milestone was achieved during the periods presented.

Cost of Goods Sold

The Company determines cost using the first-in, first-out method. Cost of goods sold include all costs of purchase and other costs incurred in bringing the inventories to their present location and condition, including costs to store and distribute.

Research and Development

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

Income Taxes

                Income taxes are accounted for under the liability method.  This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of differences between the tax basis of assets or liabilities and their carrying amounts in the consolidated financial statements.  A valuation allowance is provided for deferred tax assets if it is more likely than not that these items will either expire before the Company is able to realize their benefit or if future deductibility is uncertain.  As of June 30, 2014, the Company had provided a full valuation allowance against its deferred tax assets as recoverability was uncertain.  Developing the provision for income taxes requires significant judgment and expertise in federal and state income tax laws, regulations and strategies, including the determination of deferred tax assets and liabilities and, if necessary, any valuation allowances that may be required for deferred tax assets.  The Company's judgments and tax strategies are subject to audit by various taxing authorities.  While management believes the Company has provided adequately for its income tax liabilities in its consolidated financial statements, adverse determinations by these taxing authorities could have a material adverse effect on the Company's consolidated financial condition and results of operations.

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

Discontinued Operations-Oncology Product Line

In September 2006, the Company and Eisai Inc. and Eisai Co., Ltd. (collectively "Eisai"), entered into a purchase agreement, ("the Oncology Purchase Agreement"), pursuant to which Eisai agreed to acquire all of the Company's worldwide rights in and to its oncology products, including, among other things, all related inventory, equipment, records and intellectual property, and to assume certain liabilities as set forth in the Oncology Purchase Agreement. The Oncology product line included the Company's four marketed oncology drugs: Ontak, Targretin capsules, Targretin gel and Panretin gel.

Discontinued Operations-Avinza Product Line

In September 2006, the Company and King Pharmaceuticals, now a subsidiary of Pfizer, entered into a purchase agreement ("the Avinza Purchase Agreement"), pursuant to which Pfizer acquired all of the rights in and to Avinza in the United States, its territories and Canada, including, among other things, all Avinza inventory, records and related intellectual property, and to assume certain liabilities as set forth in the Avinza Purchase Agreement.

Pursuant to the terms of the Avinza Purchase Agreement, the Company retained the liability for returns of product from wholesalers that had been sold by the Company prior to the close of the transaction. Accordingly, as part of the accounting for the gain on the sale of Avinza, the Company recorded a reserve for Avinza product returns.

During the three and six months ended June 30, 2014 the Company did not recognize any gain or loss on the sale of the Avinza product line. The Company recognized a pre-tax gain of $2.4 million and $2.6 million for the three and six months ended June 30, 2013, due to subsequent changes in certain estimates and liabilities recorded as of the sale date.
Segment Reporting

Under ASC 280, Segment Reporting ("ASC 280"), operating segments are defined as components of an enterprise about which separate financial information is available that is regularly evaluated by the entity’s chief operating decision maker, in deciding how to allocate resources and in assessing performance. The Company has evaluated this codification and has identified two reportable segments: the development and commercialization of drugs using Captisol technology by CyDex and the biopharmaceutical company with a business model that is based upon the concept of developing or acquiring royalty revenue generating assets and coupling them with a lean corporate cost structure.
Comprehensive Income

Comprehensive income represents net income adjusted for the change during the periods presented in unrealized gains and losses on available-for-sale securities less reclassification adjustments for realized gains or losses included in net income. The unrealized gains or losses are reported on the consolidated statements of comprehensive income.

Consolidation of Variable Interest Entities

The Company identifies an entity as a VIE if either: (1) the entity does not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) the entity's equity investors lack the essential characteristics of a controlling financial interest. The Company performs ongoing qualitative assessments of its VIEs to determine whether the Company has a controlling financial interest in any VIE and therefore is the primary beneficiary. If the Company is the primary beneficiary of a VIE, it must consolidate the VIE under applicable accounting guidance. The Company determined it holds a variable interest in Viking Therapeutics, Inc. ("Viking") based on management's assessment that it does not have sufficient resources to carry out its principal activities without the support of the Company. The Company's variable interests in Viking are a loan provided by the Company to Viking and a license agreement executed concurrently. As of June 30, 2014, total assets include $2.0 million and total liabilities include $3.1 million related to Viking. Viking's consolidated assets are owned by Viking, and Viking's consolidated liabilities are without recourse against Ligand.
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

In April 2014, the FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU 2014-08 raises the threshold for a disposal to qualify as a discontinued operation and modifies the related disclosure requirements. Under the new guidance, only disposals resulting in a strategic shift that will have a major effect on an entity's operations and financial results will be reported as discontinued operations. ASU 2014-08 also removes the requirement that an entity not have any significant continuing involvement in the operations of the component after disposal to qualify for reporting of the disposal as a discontinued operation. The guidance is effective for annual and interim periods beginning after December 15, 2014, with early adoption permitted for any disposal transaction not previously reported. Management does not believe the adoption of this guidance will have a material impact on the Company's consolidated financial statements.

In May, 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. The revenue standard’s core principle is built on the contract between a vendor and a customer for the provision of goods and services. It attempts to depict the exchange of rights and obligations between the parties in the pattern of revenue recognition based on the consideration to which the vendor is entitled. To accomplish this objective, the standard requires five basic steps: (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, (v) recognize revenue when (or as) the entity satisfies a performance obligation. Management is currently evaluating the effect the adoption of this standard will have on its financial statements.

In June 2014, the FASB issued ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The amendments in this update require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in ASC 718, Compensation - Stock Compensation, as it relates to awards with performance conditions that affect vesting to account for such awards. The amendments in this update will be effective for the Company as of January 1, 2016. Earlier adoption is permitted. Entities may apply the amendments in this update either: (a) prospectively to all awards granted or modified after the effective date; or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. If retrospective transition is adopted, the cumulative effect of applying this update as of the beginning of the earliest annual period presented in the financial statements should be recognized as an adjustment to the opening retained earnings balance at that date. In addition, if retrospective transition is adopted, an entity may use hindsight in measuring and recognizing the compensation cost. Management is currently assessing the impact of this update, and believes that its adoption on January 1, 2016 will not have a material impact on its consolidated financial statements.

2. Financial Instruments

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including available-for-sale fixed income, equity securities, co-promote termination payments receivable and the related liability, and contingent liabilities.
The fair value of the Company’s investments which were classified as short-term investments as of June 30, 2014 and December 31, 2013 is determined using quoted market prices in active markets. These securities were received by the Company in December 2012 and June 2014 as a result of an event-based payment and an upfront license payment, respectively, under licensees. Additionally, the liability for CVRs for Metabasis are determined using quoted market prices in active markets. The co-promote termination payments receivable represents a non-interest bearing receivable for future payments to be made by Pfizer and is recorded at its fair value. The fair value is subjective and is affected by changes in inputs to the valuation model including management’s assumptions regarding future Avinza product sales. The receivable and liability will remain equal, and are adjusted each reporting period for changes in the fair value of the obligation including any changes in the estimate of future net Avinza product sales. The fair value of the liabilities for CyDex contingent liabilities were determined based on the income approach using a Monte Carlo analysis. The fair value is subjective and is affected by changes in inputs to the valuation model including management’s assumptions regarding revenue volatility, probability of commercialization of products, estimates of timing and probability of achievement of certain revenue thresholds and developmental and regulatory milestones which may be achieved and affect amounts owed to former license holders and CVR holders. Changes in these assumptions can materially affect the fair value estimate.

The following table provides a summary of the assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2014 (in thousands):

Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Current portion of co-promote termination payments receivable	$391	$—	$—	$391
Available-for-sale securities	7,490	7,490	—	—
Restricted cash and investments	1,261	—	1,261	—
Long-term portion of co-promote termination payments receivable	413	—	—	413
Total assets	$9,555	$7,490	$1,261	$804
Liabilities:
Current portion of contingent liabilities-CyDex	$2,877	$—	$—	$2,877
Current portion of co-promote termination liability	391	—	—	391
Long-term portion of contingent liabilities-Metabasis	4,724	4,724	—	—
Long-term portion of contingent liabilities-CyDex	7,498	—	—	7,498
Liability for short-term investments owed to former licensees	1,078	1,078	—	—
Long-term portion of co-promote termination liability	413	—	—	413
Total liabilities	$16,981	$5,802	$—	$11,179

The following table provides a summary of the assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2013 (in thousands):

Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Current portion of co-promote termination payments receivable	$4,329	$—	$—	$4,329
Available-for-sale securities	4,340	4,340	—	—
Restricted cash and investments	1,341	—	1,341	—
Long-term portion of co-promote termination payments receivable	7,417	—	—	7,417
Total assets	$17,427	$4,340	$1,341	$11,746
Liabilities:
Current portion of contingent liabilities-CyDex	$1,712	$—	$—	$1,712
Current portion of co-promote termination liability	4,329	—	—	4,329
Long-term portion of contingent liabilities-Metabasis	4,196	4,196	—	—
Long-term portion of contingent liabilities-CyDex	7,599	—	—	7,599
Liability for short-term investments owed to former licensees	651	651	—	—
Long-term portion of co-promote termination liability	7,417	—	—	7,417
Total liabilities	$25,904	$4,847	$—	$21,057

The following table represents significant unobservable inputs used in determining the fair value of contingent liabilities assumed in the acquisition of CyDex:

	June 30, 2014	December 31, 2013
Range of annual revenue subject to revenue sharing (1)	$13.1 million-$18.9 million	$4.2 million-$19.8 million
Revenue volatility	25%	25%
Average of probability of commercialization	79.3%	67.6%
Sales beta	0.60	0.60
Credit rating	BBB	BBB
Equity risk premium	6%	6%

(1)
Revenue subject to revenue sharing represent management’s estimate of the range of total annual revenue subject to revenue sharing (i.e. annual revenues in excess of $15 million) through December 31, 2016, which is the term of the CVR agreement.

A reconciliation of the level 3 financial instruments as of June 30, 2014 is as follows (in thousands):

Assets:
Fair value of level 3 financial instrument assets as of December 31, 2013	$11,746
Assumed payments made by Pfizer or assignee	(631)
Fair value adjustments to co-promote termination liability	(10,311)
Fair value of level 3 financial instrument assets as of June 30, 2014	$804

Liabilities:
Fair value of level 3 financial instrument liabilities as of December 31, 2013	$21,057
Assumed payments made by Pfizer or assignee	(631)
Payments to CVR and other former license holders	(1,668)
Fair value adjustments to contingent liabilities	2,732
Fair value adjustments to co-promote termination liability	(10,311)
Fair value of level 3 financial instrument liabilities as of June 30, 2014	$11,179

3. Variable Interest Entities

The Company determined it holds a variable interest in Viking based on management's assessment that it does not have sufficient resources to carry out its principal activities without the support of the Company. The Company's variable interests in Viking are a loan provided by the Company to Viking and a license agreement executed concurrently. Additionally, the Company has a shared services and sublease agreement with Viking. The Company examines specific criteria and uses judgment when determining if the Company is the primary beneficiary of a VIE and therefore required to consolidate the investment. Factors considered in determining whether the Company is the primary beneficiary include risk and reward sharing, experience and financial condition of its partner, voting rights, involvement in day-to-day operating decisions, representation on Viking's executive committee, and level of economics between the Company and Viking.

In May 2014, the Company entered into a Master License Agreement ("License Agreement") to license the rights to five programs to Viking, an unrelated clinical-stage biopharmaceutical company focused on the development of novel therapies for metabolic and endocrine disorders. As part of this transaction, the Company extended a $2.5 million convertible loan facility to Viking that can be used to pay Viking’s operating and financing-related expenses. Under the terms of the convertible loan facility, the principal amount outstanding accrues interest at a fixed rate equal to the lesser of 5% and the maximum interest rate permitted by law. The loan is due and payable in May 2016, unless the loans are converted into equity prior to such time. Upon the earlier to occur of an Initial Public Offering ("IPO") or qualified financing event, the Company may elect to be repaid in equity equal to 200% of the accrued principal and interest or require Viking to pay in cash an amount equal to 200% of the accrued principal and interest. The Company funded $1.3 million towards the convertible loan facility for both the three and six months ended June 30, 2014.

The debt conversion feature embedded in the loan is accounted for under ASC Topic 815 Derivatives and Hedging. The valuation of the bifurcated debt conversion feature was performed using Level 3 inputs, requiring Viking to make assumptions about the probability of the occurrence of an IPO or qualified financing and the loan being converted based on the applicable conversion terms.

As partial consideration for the grant of the rights and licenses under the License Agreement, in the event Viking consummates an IPO or other qualified financing event with a minimum raise of $45.0 million, Viking will issue to the Company a certain amount of equity. At the closing of an IPO a number of shares of common stock having an aggregate value of $29.0 million will be issued to the Company, subject to adjustment in certain circumstances. In the event Viking consummates a private financing prior to an IPO, the Company has the option to receive a number of shares of the same class and type of securities issued in the private financing having an aggregate value of $29.0 million, subject to adjustment in certain circumstances. The Company has the right to terminate the License Agreement on or before April 30, 2015 if Viking has neither completed an IPO or received aggregate net proceeds of at least $20.0 million in one or more private financings. The Company also has the right to terminate the License Agreement in the event of insolvency or bankruptcy of Viking. On July 1, 2014, Viking filed an initial Form S-1 with the Securities and Exchange Commission for an IPO. As of the date of this report, the filed Form S-1 has not been declared effective. As of June 30, 2014, no amounts have been recorded for the potential receipt of equity related to a financing transaction in accordance with authoritative guidance.

The following table represents the consolidated assets and liabilities, which are owned by and are obligations of Viking and are with no recourse to the Company, as of June 30, 2014 (in thousands):

June 30, 2014
Cash and cash equivalents	$891
Other current assets	28
Capitalized IPO expenses	1,094
Total current assets	$2,013

Other assets	1
Total assets	$2,014

Accounts payable	$1,416
Accrued liabilities	52
Current portion of notes payable	345
Total current liabilities	$1,813

Long-term portion of notes payable	1,285
Total liabilities	$3,098

The Company has recorded 100% of the losses incurred since May 21, 2014, the effective date of the transaction, as net loss attributable to noncontrolling interest due to the fact that it is considered a primary beneficiary with no equity interest in the VIE. The advances under the loan agreement are included as notes payable by Viking and are eliminated in consolidation.

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

In January 2006, the Company and King Pharmaceuticals, now a subsidiary of Pfizer, entered into an agreement pursuant to which Pfizer acquired all of the Company’s rights in and to Avinza. Pfizer also assumed the Company’s co-promote termination obligation to make royalty payments to Organon based on net sales of Avinza. In connection with Pfizer's assumption of this obligation, Organon did not consent to the legal assignment of the co-promote termination obligation to Pfizer. Accordingly, the Company remains liable to Organon in the event of Pfizer's default of the obligation. Therefore, the Company recorded an asset as of February 26, 2007 to recognize Pfizer's assumption of the obligation, while continuing to carry the co-promote termination liability in the Company's consolidated financial statements to recognize the Company’s legal obligation as primary obligor to Organon. This asset represents a non-interest bearing receivable for future payments to be made by Pfizer and is recorded at its fair value. The receivable and liability will remain equal, and are adjusted each reporting period for changes in the fair value of the obligation including for any changes in the estimate of future net Avinza product sales. This receivable will be assessed on a quarterly basis or when a triggering event occurs for impairment (e.g. in the event Pfizer defaults on the assumed obligation to pay Organon).

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

A summary of the co-promote termination liability as of June 30, 2014 is as follows (in thousands):

Net present value of payments based on estimated future net Avinza product sales as of December 31, 2013	$11,746
Assumed payments made by Pfizer or assignee	(631)
Fair value adjustments	(10,311)
Total co-promote termination liability as of June 30, 2014	804
Less: current portion of co-promote termination liability as of June 30, 2014	391
Long-term portion of co-promote termination liability as of June 30, 2014	$413

5. Lease Obligations

The Company leases office and laboratory facilities in California, Kansas and New Jersey. These leases expire between 2014 and 2019, some of which are subject to annual rent increases which range from 3.0% to 3.5%. The Company currently subleases office and laboratory space in California and New Jersey. The following table provides a summary of operating lease obligations and payments expected to be received from sublease agreements as of June 30, 2014 (in thousands):

Operating lease obligations:	Lease Termination Date	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Corporate headquarters- San Diego, CA	July 2019	$673	$1,399	$1,474	$—	$3,546
Bioscience and Technology Business Center- Lawrence, KS	December 2017	55	108	27	—	190
Vacated office and research facility-San Diego, CA	July 2015	2,273	190	—	—	2,463
Vacated office and research facility- Cranbury, NJ	August 2016	2,563	3,050	—	—	5,613
Total operating lease obligations		$5,564	$4,747	$1,501	$—	$11,812

Sublease payments expected to be received:		Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Office and research facility- San Diego, CA	July 2015	$919	$78	$—	$—	$997
Office and research facility- Cranbury, NJ	August 2014 and 2016	480	566	—	—	1,046
Net operating lease obligations		$4,165	$4,103	$1,501	$—	$9,769

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

As of June 30, 2014 and December 31, 2013, the Company had lease exit obligations of $4.3 million and $5.9 million, respectively. For the three and six months ended June 30, 2014, the Company made cash payments, net of sublease payments received of $0.9 million and $1.8 million, respectively. The Company recognized adjustments for accretion and changes in leasing assumptions of $0.1 million and $0.2 million for the three and six months ended June 30, 2014, respectively. For the three and six months ended June 30, 2013, the Company made cash payments, net of sublease payments received of $0.9 million and $1.9 million, respectively. The Company recognized adjustments for accretion and changes in leasing assumptions of $44,000 and $0.1 million for the three and six months ended June 30, 2013, respectively.
Total rent expense under all office leases for each of the three and six months ended June 30, 2014 and 2013 was $0.2 million and $0.4 million, respectively. The Company recognizes rent expense on a straight-line basis. Deferred rent at June 30, 2014 and December 31, 2013 was $0.3 million and $0.4 million, respectively, and is included in other long-term liabilities.

6. Segment Reporting
The Company evaluates performance based on the operating income (loss) of the respective business segments. The segment results may not represent actual results that would be expected if they were independent, stand-alone businesses. Segment information is as follows (in thousands):

Balance Sheet Data:	As of June 30, 2014
	Ligand	CyDex	Total
Total assets	$32,577	$67,270	$99,847

	As of December 31, 2013
	Ligand	CyDex	Total
Total assets	$38,408	$66,305	$104,713

Operating Data:	For the three months ended June 30, 2014
	Ligand	CyDex	Total
Net revenues from external customers	$5,692	$4,916	$10,608
Depreciation and amortization expense	68	601	669
Operating (loss) income	(867)	2,225	1,358
Interest expense, net	181	—	181
Income tax expense from continuing operations	45	2	47

	For the three months ended June 30, 2013
	Ligand	CyDex	Total
Net revenues from external customers	3,820	5,760	$9,580
Depreciation and amortization expense	59	610	$669
Write-off of in-process research and development	—	480	$480
Operating (loss) income	(1,200)	2,714	$1,514
Interest expense, net	453	—	$453
Income tax expense (benefit) from continuing operations	(145)	35	$(110)
Gain on sale of Avinza Product Line before income taxes	2,397	—	$2,397

	For the six months ended June 30, 2014
	Ligand	CyDex	Total
Net revenues from external customers	12,483	$14,083	$26,566
Depreciation and amortization expense	134	1,203	1,337
Operating (loss) income	(938)	7,396	6,458
Interest expense, net	429	—	429
Income tax expense from continuing operations	6	—	6

	For the six months ended June 30, 2013
	Ligand	CyDex	Total
Net revenues from external customers	$10,057	$11,174	$21,231
Depreciation and amortization expense	117	1,222	1,339
Write-off of in-process research and development	—	480	480
Operating income	198	5,249	5,447
Interest expense, net	1,361	—	1,361
Income tax expense (benefit) from continuing operations	(205)	29	(176)
Gain on sale of Avinza Product Line before income taxes	2,588	—	2,588

7. Financing Arrangements

The Company has a secured term loan credit facility ("secured debt"). Under the terms of the secured debt, the Company made interest-only payments through February 2013. Subsequent to the interest-only payments, the note amortized with principal and interest payments through the remaining term of the loan. Additionally, the Company made an additional final payment equal to 6% of the total amount borrowed which was due at maturity and was accreted over the life of the loan. The maturity date of the loan was August 1, 2014, and the Company fully repaid the loan as of July 31, 2014.

In March 2013, the Company prepaid $7.0 million of the secured term loan credit facility. Additionally, the Company paid a prepayment fee of 1% of the prepayment amount, or $0.1 million and a prorated final-payment fee of 6% of the final payment, or $0.4 million.

The carrying values and the fixed contractual coupon rates of the Company's financing arrangements as of June 30, 2014 and December 31, 2013 were as follows (in thousands):

	June 30, 2014	December 31, 2013
Convertible notes payable, Viking Therapeutics, Inc.	$345	$—
Current portion notes payable, 8.64%, due August 1, 2014	1,716	6,642
Current portion notes payable, 8.9012%, due August 1, 2014	637	2,467
Total current portion of notes payable	$2,698	$9,109

8. Stockholders’ Equity

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

Stock Option Activity

The following is a summary of the Company’s stock option plan activity and related information:

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (In thousands)
Balance as of December 31, 2013	1,746,709	$16.79	7.6	$62,705
Granted	366,184	73.81
Exercised	(233,929)	15.72
Forfeited	(49,967)	16.69
Cancelled	(3,814)	84.38
Balance as of June 30, 2014	1,825,183	28.23	7.7	$66,386
Exercisable as of June 30, 2014	945,222	16.30	6.8	$43,474
Options vested and expected to vest as of June 30, 2014	1,825,183	28.23	7.7	$66,386

The weighted-average grant date fair value of all stock options granted during the six months ended June 30, 2014 was $47.44 per share. The total intrinsic value of all options exercised during the six months ended June 30, 2014 and 2013 was approximately $13.7 million and $0.8 million, respectively. As of June 30, 2014, there was $17.5 million of total unrecognized compensation cost related to nonvested stock options. That cost is expected to be recognized over a weighted-average period of 2.5 years.

Net cash received from options exercised during the six months ended June 30, 2014 and 2013 was approximately $3.6 million and $1.1 million, respectively. There is no current tax benefit related to options exercised because of net operating losses for which a full valuation allowance has been established.

As of June 30, 2014, 1.1 million shares were available for future option grants or direct issuance under the Company's 2002 Stock Incentive Plan, as amended.

Restricted Stock Activity

Restricted stock activity for the six months ended June 30, 2014 was as follows:

	Shares	Weighted- Average Grant Date Fair Value
Nonvested at December 31, 2013	115,386	$21.93
Granted	41,671	72.50
Vested	(74,079)	25.24
Cancelled	(3,972)	18.42
Nonvested at June 30, 2014	79,006	$45.68

Restricted stock awards generally vest over three years. As of June 30, 2014, there was $2.7 million of total unrecognized compensation cost related to nonvested restricted stock. That cost is expected to be recognized over a weighted-average period of 1.7 years.

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

The Amended ESPP allows employees to purchase Ligand common stock at the end of each six month period at a price equal to 85% of the lesser of fair market value on either the start date of the period or the last trading day of the period (the "Lookback Provision"). The 15% discount and the Lookback Provision make the Amended ESPP compensatory.  There were 2,230 and 5,016 shares of common stock issued under the amended ESPP during the six months ended June 30, 2014 and 2013, respectively. The Company recorded compensation expense related to the ESPP of $30,627 and $26,000 for the six months ended June 30, 2014 and 2013, respectively. As of June 30, 2014, 77,285 shares were available for future purchases under the Amended ESPP.

Public Offerings

During the three and six months ended June 30, 2014 and 2013, the Company did not issue any common shares pursuant to its at-the-market equity issuance plan.
Corporate Share Repurchases
On May 8, 2013, the Company's Board of Directors authorized the Company to repurchase up to $5.0 million of its common stock for a period of up to one year. The Company did not repurchase any common shares pursuant to the repurchase program.
On July 17, 2014, the Company's Board of Directors authorized the Company to repurchase up to $10.0 million of its common stock from time to time in privately negotiated and open market transactions for a period of up to one year, subject to the Company's evaluation of market conditions, applicable legal requirements and other factors.

9. Litigation

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

Securities Litigation
On June 8, 2012, a federal securities class action and shareholder derivative lawsuit was filed in the Eastern District of Pennsylvania against Genaera Corporation and its officers, directors, major shareholders and trustee ("Genaera Defendants") for allegedly breaching their fiduciary duties to Genaera shareholders.  The lawsuit also names the Company and its Chief Executive Officer John Higgins as additional defendants for allegedly aiding and abetting the Genaera Defendants' various breaches of fiduciary duties based on the Company's purchase of a licensing interest in a development-stage pharmaceutical drug program from the Genaera Liquidating Trust in May 2010 and the Company's subsequent sale of half of its interest in the transaction to Biotechnology Value Fund, Inc.
Following an amendment to the complaint and a round of motions to dismiss, the court dismissed the amended complaint with prejudice on August 12, 2013.  Plaintiff appealed that dismissal on September 10, 2013.  Briefing is now complete, and the parties are awaiting the scheduling of oral argument before the Third Circuit, which management anticipates will take place in the next few months.  Management believes it is very likely to prevail on appeal, and, for that reason, believes the litigation presents a remote likelihood of material loss.

Other Litigation
On June 19, 2014, a complaint seeking attorneys’ fees in connection with claims related to executive compensation matters described in the Company’s June 6, 2013 supplemental proxy materials was filed in California Superior Court.  Management believes the fees demanded by plaintiffs’ counsel are excessive and intends to defend itself vigorously in the litigation.  Due to the complex nature of the legal and factual issues involved, however, the outcome of this matter is not presently determinable.

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Caution: This discussion and analysis may contain predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties, including those discussed in Part II, Item 1A:"Risk Factors." This outlook represents our current judgment on the future direction of our business. These statements include those related to our Captisol-related revenues, our Promacta, Kyprolis, and other product royalty revenues, product returns, and product development. Actual events or results may differ materially from our expectations. For example, there can be no assurance that our revenues or expenses will meet any expectations or follow any trend(s), that we will be able to retain our key employees or that we will be able to enter into any strategic partnerships or other transactions. We cannot assure you that we will receive expected Promacta, Kyprolis, Captisol and other product revenues to support our ongoing business or that our internal or partnered pipeline products will progress in their development, gain marketing approval or achieve success in the market. In addition, ongoing or future arbitration, or litigation or disputes with third parties may have a material adverse effect on us. Such risks and uncertainties, and others, could cause actual results to differ materially from any future performance suggested. We undertake no obligation to make any revisions to these forward-looking statements to reflect events or circumstances arising after the date of this quarterly report. This caution is made under the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act.

Our trademarks, trade names and service marks referenced herein include Ligand. Each other trademark, trade name or service mark appearing in this quarterly report belongs to its owner.

References to “Ligand Pharmaceuticals Incorporated,” “Ligand,” the “Company,” “we” or ”our” include our wholly owned subsidiaries: Ligand JVR, Allergan Ligand Retinoid Therapeutics, Seragen, Inc., Pharmacopeia, Inc., or Pharmacopeia, Neurogen Corporation, or Nuerogen, CyDex Pharmaceuticals, Inc., or CyDex, Metabasis Therapeutics, Inc., or Metabasis, and Nexus VI, Inc.

Overview

We are a biotechnology company that develops and acquires revenue generating assets and coupling them with a lean corporate cost structure. Our goal is to create a sustainably profitable business and generate meaningful value for our stockholders. Since a portion of our business model is based on the goal of partnering with other pharmaceutical companies to commercialize and market our assets, a significant amount of our revenue is based largely on payments made to us by partners for royalties, milestones, event-based payments, and license fees. We recognized the important role of the drug reformulation segment in the pharmaceutical industry and in 2011 added Captisol® to our technology portfolio. Captisol is a formulation technology that has enabled seven FDA approved products, including Onyx's Kyprolis® and Baxter International's Nexterone® and is currently being developed in a number of clinical-stage partner programs. In comparison to our peers, we believe we have assembled one of the largest and most diversified asset portfolios in the industry with the potential to generate significant revenue in the future. The therapies in our development portfolio address the unmet medical needs of patients for a broad spectrum of diseases including hepatitis, multiple myeloma, muscle wasting, Alzheimer’s disease, dyslipidemia, diabetes, anemia, epilepsy, FSGS and osteoporosis. We have established multiple alliances with the world’s leading pharmaceutical companies including GlaxoSmithKline, Onyx Pharmaceuticals (a subsidiary of Amgen, Inc.), Merck, Pfizer, Baxter International, Lundbeck Inc., Eli Lilly and Co., and Spectrum Pharmaceuticals, Inc.

Highlights from the first six months of 2014 include:

•	We received a $1.0 million commercial sales-based contingent payment from Onyx. The payment was triggered by the achievement of over $250 million of annual product sales of Kyprolis in 2013.

•
We received a $1.0 million event-based payment as a result of the recent FDA approval of Merck’s NOXAFIL® which is a new Captisol-enabled formulation of NOXAFIL for intravenous (IV) use. We will also generate revenue from Captisol material sales to Merck for this product under a commercial supply agreement.

•
Our partner Lundbeck LLC announced that the FDA accepted for review a New Drug Application ("NDA") for its investigational therapy intravenous carbamazepine, an intravenous formulation of the anti-epileptic drug carbamazepine. With acceptance of the NDA filing, we earned a $0.2 million event-based payment.

•	We completed the dosing of the last patient in its Glucagon Receptor Agonist Phase 1 Single Ascending Dose (SAD) clinical trial.

•	We received an event-based payment of $0.2 million in connection with an amendment to our license agreement with Sage Therapeutics, Inc. for the additional of a new subfield.

•
We received a $0.1 million project development fee as a result of entering into a licensing agreement and research collaboration with Omthera Pharmaceuticals. The research collaboration will target the development of novel products that utilize the proprietary Ligand-developed LTP TECHNOLOGY™ to improve lipid-lowering activity of certain omega-3 fatty acids. Under the terms of the agreement, we will be eligible to receive payments of up to $44.5 million upon the achievement of specific events, as well as tiered royalties ranging from mid to high single digits of net sales.

•
We entered into a master license agreement with Viking covering the following five programs: FBPase inhibitor program for type 2 diabetes, a Selective Androgen Receptor Modulator (SARM) program for muscle wasting, a Thyroid Hormone Receptor-ß (TRß) Agonist program for dyslipidemia, an Erythropoietin Receptor (EPOR) Agonist program for anemia, and an Enterocyte-Directed Diacylglycerol Acyltransferase-1 (DGAT-1) Inhibitor program for dyslipidemia. The FBPase Inhibitor program was the subject of an option originally granted to Viking in 2012. As part of the transaction, we agreed to extend a $2.5 million convertible loan facility to Viking that will be used to pay Viking's operating and financing-related expenses.

•	We received 125,000 upfront shares of common stock in its partner TG Therapeutics, Inc., as a result of entering into a license agreement. The shares were initially valued at $1.2 million.

Results of Operations

Three and six months ended June 30, 2014 and 2013
Total revenues for the three and six months ended June 30, 2014 were $10.6 million and $26.6 million, respectively, compared to $9.6 million and $21.2 million, respectively, for the same periods in 2013. We reported income from continuing operations of $1.3 million and $3.4 million for the three and six months ended June 30, 2014, respectively, compared to $3.7 million and $5.0 million, respectively, for the same periods in 2013.

Royalty Revenue
Royalty revenues were $5.2 million and $13.1 million for the three and six months ended June 30, 2014, respectively, compared to $4.9 million and $10.7 million, respectively, for the same periods in 2013. The increase in royalty revenue is primarily due to an increase in Promacta and Kyprolis royalties, partially offset by a decline in Avinza royalties as a result of generic competition entering the market in February 2014.

Material Sales
We recorded material sales of $3.5 million and $9.2 million for the three and six months ended June 30, 2014, respectively, compared to $4.0 million and $5.5 million, respectively, for the same periods in 2013. The decrease in material sales for the three months ended June 30, 2014 and the increase in material sales for the six months ended June 30, 2014 is due to timing of customer purchases.

Collaborative Research and Development and Other Revenues
We recorded collaborative research and development and other revenues of $1.9 million and $4.3 million for the three and six months ended June 30, 2014, respectively, compared to $0.7 million and $5.0 million, respectively, for the same periods in 2013. The increase of $1.2 million for the three months ended June 30, 2014 is primarily due to an upfront license payment of $1.2 million received in the second quarter of 2014. The decrease of $0.7 million for the six months ended June 30, 2014 is due to timing of event-based payments and upfront license fees earned.

Cost of Sales
Cost of sales were $1.2 million and $3.6 million for the three and six months ended June 30, 2014, respectively, compared to $1.2 million and $1.9 million, respectively, for the same periods in 2013. The increase of $1.7 million for the six months ended June 30, 2014 is primarily due to an increase in material sales.

Research and Development Expenses
Research and development expenses were $2.7 million and $5.8 million for the three and six months ended June 30, 2014, respectively, compared to $2.0 million and $4.5 million, respectively, for the same periods in 2013. The increase of $0.7 million and $1.3 million for the three and six months ended June 30, 2014, respectively, is primarily due to an increase in stock-based compensation expense.

As summarized in the table below, we are developing several proprietary products for a variety of indications. Our programs are not limited to the following, but are representative of a range of future licensing opportunities to expand our partnered asset portfolio.

Program	Disease/Indication	Development Phase

Glucagon Receptor Antagonist	Diabetes	Phase I
HepDirect™	Liver Diseases	Preclinical
Oral Human Granulocyte Colony Stimulating Factor	Neutropenia	Preclinical
LTP Technology Platform	Metabolic and Cardiovascular Disease	Preclinical
Captisol-enabled Lamotrigine	Epilepsy	Preclinical

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

General and Administrative Expenses
General and administrative expenses were $5.2 million and $10.3 million for the three and six months ended June 30, 2014, respectively, compared to $4.3 million and $8.8 million, respectively, for the same periods in 2013. The increase of $0.9 million and $1.5 million for three and six months ended June 30, 2014, respectively, is primarily due to an increase in stock-based compensation expense.

Lease Exit and Termination Costs
In September 2010, we ceased use of our facility located in Cranbury, New Jersey. As a result, during the three months ended September 30, 2010, we recorded lease exit costs of $9.7 million for costs related to the difference between the remaining lease obligations of the abandoned operating leases, which run through August 2016, and management’s estimate of potential future sublease income, discounted to present value. Actual future sublease income may differ materially from our estimate, which would result in us recording additional expense or reductions in expense. In addition, we wrote-off approximately $5.4 million of property and equipment related to the facility closure and recorded approximately $1.8 million of severance related costs. Lease exit and termination costs were $0.1 million and $0.3 million for the three and six months ended June 30, 2014, respectively, compared to $44,000 and $0.1 million, respectively for the same periods in 2013. The increase for the three and six months ended June 30, 2014 is primarily due to changes in sublease assumptions.

Interest Expense, net
Interest expense was $0.2 million and $0.4 million for the three and six months ended June 30, 2014, respectively, compared to $0.5 million and $1.4 million, respectively, for the same periods in 2013. The decrease in interest expense of $0.3 million and $1.0 million for the three and six months ended June 30, 2014, respectively, is due to a lower principal balance due to the $7.0 million payoff in March 2013 as well as principal amortization.

(Increase) decrease in Contingent Liabilities
We recorded an increase in contingent liabilities of $1.3 million and $3.3 million for the three and six months ended June 30, 2014, respectively, compared to a decrease of $2.7 million and $0.9 million for the same periods in 2013. The increase for the three months ended June 30, 2014 primarily relates to an increase in the liability for amounts potentially due to holders of CVRs related to our CyDex acquisition of $3.2 million and is partially offset by a decrease of $1.9 million in the liability for amounts potentially due to holders of CVRs associated with our Metabasis acquisition. The increase for the six months ended June 30, 2014 primarily relates to an increase of $2.7 million in the liability for amounts potentially due to holders of CVRs related to our CyDex acquisition and an increase of $0.5 million in the liability for amounts potentially due to holders of CVRs associated with our Metabasis acquisition. The decrease for the three months ended June 30, 2013 relates to a decrease of $5.2 million in the liability for amounts potentially due to holders of CVRs and former license holders associated with our CyDex acquisition primarily due to a decrease in amounts potentially due to CyDex CVR holders and former license holders related to Captisol-enabled Clopidogrel. The Medicines Company notified us of the termination of development of Captisol-enabled IV clopidogrel and the return of the rights to the compound to us. The decrease was partially offset by an increase of $2.4 million in amounts potentially due to holders of CVRs associated with our Metabasis acquisition. The decrease for the six months ended June 30, 2013 is primarily due to a decrease of $3.3 million in amounts potentially due to CyDex CVR holders and former license holders related to Captisol-enabled Clopidogrel, and is partially offset by an increase of $2.4 million in Metabasis CVRs.

Income Tax Expense
We recorded an income tax benefit from continuing operations of $47,000 and income tax expense of $6,000 for the three and six months ended June 30, 2014, respectively, compared to income tax expense from continuing operations of $0.1 million and $0.2 million, respectively for the three and six months ended June 30, 2013. Our estimated annual effective rate of 2.09% is primarily attributable to deferred taxes associated with the amortization of acquired IPR&D assets for tax purposes.

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

During the three and six months ended June 30, 2014, there were no pre-tax gains or losses recognized on the sale of the Avinza product line due to subsequent changes in certain estimates and liabilities recorded as of the sale date. During the three and six months ended June 30, 2013, we recognized pre-tax gains of $2.4 million and $2.6 million, respectively, as a result of subsequent changes in certain estimates and liabilities recorded as of the sale date.

Liquidity and Capital Resources

We have financed our operations through offerings of our equity securities, borrowings from long-term debt, issuance of convertible notes, product sales and the subsequent sales of our commercial assets, royalties, collaborative research and development and other revenues, and capital and operating lease transactions.

We have incurred significant losses since inception. At June 30, 2014, our accumulated deficit was $667.7 million and we had working capital of $10.0 million. We believe that cash flows from operations will improve due to Captisol sales, an increase in royalty revenues driven primarily from continued increases in Promacta and Kyprolis sales, recent product approvals and regulatory developments, as well as revenues from new licenses and event-based payments. In the event revenues and operating cash flows do not meet expectations, management plans to reduce discretionary expenses. However, it is possible that we may be required to seek additional financing. There can be no assurance that additional financing will be available on terms acceptable to management, or at all. We believe our available cash, cash equivalents and short-term investments as well as our current and future royalty, license and milestone revenues will be sufficient to satisfy our anticipated operating and capital requirements through at least the next 12 months. We expect to build cash in future months as we continue to generate significant cash flows from operations and have fully repaid our loan with Oxford Financial Group as of July 31, 2014. Our future operating and capital requirements will depend on many factors, including, but not limited to: the pace of scientific progress in our research and development programs; the potential success of these programs; the scope and results of preclinical testing and clinical trials; the time and costs involved in obtaining regulatory approvals; the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims; competing technological and market developments; the amount of royalties on sales of the commercial products of our partners; the efforts of our collaborative partners; obligations under our operating lease agreements; and the capital requirements of any companies we acquire, including Pharmacopeia, Neurogen, Metabasis and CyDex. We believe that the actions presently being taken will generate sufficient operating cash flow for us to continue as a going concern. While we believe in the viability of our strategy to generate sufficient operating cash flow and in our ability to raise additional funds, there can be no assurances to that effect. Our ability to achieve our operational targets is dependent upon our ability to further implement our business plan and generate sufficient operating cash flow.

In January 2011, we entered into a $20.0 million secured term loan credit facility with Oxford Financial Group. The loan was amended in January 2012 to increase the secured credit facility to $27.5 million. The original $20.0 million borrowed under the facility bore interest at a fixed rate of 8.6%. The additional $7.5 million bore interest at a fixed rate of 8.9%. Under the terms of the secured debt, we made interest-only payments through February 2013. Subsequent to the interest-only payments, the note amortized with principal and interest payments through the remaining term of the loan. We were required to make an additional final payment equal to 6% of the total amount borrowed at maturity, which was accreted over the life of the loan. The maturity date of the term loan was August 1, 2014, and we fully repaid the loan as of July 31, 2014.

In March 2013, we prepaid $7.0 million of the secured term loan credit facility. Additionally, we paid a prepayment fee of 1% of the prepayment amount, or $0.1 million, and a prorated final-payment fee of 6% of the final payment, or $0.4 million. As of June 30, 2014, the remaining principal balance of the note was $2.4 million.

In October 2013, we filed a universal shelf registration statement with the Securities and Exchange Commission, or the SEC, that was automatically declared effective due to our status as a well-known seasoned issuer. This registration statement provides additional financial flexibility for us to sell shares of common stock or other equity or debt securities as needed at any time, including through our at-the-market equity issuance program. During the three and six months ended June 30, 2014, we did not issue any common shares through this at-the-market equity issuance program.

Operating Activities

Operating activities generated cash of $6.6 million for the six months ended June 30, 2014, compared to $9.0 million for the same period in 2013.

The cash generated for the six months ended June 30, 2014 reflects net income of $3.4 million, adjusted by $7.7 million of non-cash items to reconcile net income to net cash generated from operations. These reconciling items primarily reflect an increase in the estimated fair value of contingent liabilities of $3.3 million, depreciation and amortization of $1.3 million, stock-based compensation of $5.1 million, and accretion of notes payable of $0.2 million, partially offset by a non-cash upfront fee received of $1.2 million and a realized gain on investments of $1.0 million. The cash generated during the six months ended June 30, 2014 is further impacted by changes in operating assets and liabilities due primarily to an increase in accounts receivable of $0.9 million, a decrease in other current assets of $0.1 million, a decrease in other long-term assets of $0.2 million and a decrease in accounts payable and accrued liabilities of $3.7 million, partially offset by an increase in inventory of $0.6 million.

The cash generated for the six months ended June 30, 2013 reflects net income of $7.6 million, adjusted by $2.6 million of gain from discontinued operations and $3.9 million of non-cash items to reconcile the net income to net cash generated in operations. These reconciling items primarily reflect depreciation and amortization of $1.3 million, stock-based compensation of $2.6 million, the non-cash change in the estimated fair value of contingent liabilities of $0.9 million, the change in deferred income taxes of $0.2 million and accretion of note payable of $0.2 million. The cash generated during the six months ended June 30, 2013 is further impacted by changes in operating assets and liabilities due primarily to a decrease in accounts receivable of $3.9 million, a decrease in inventory of $0.4 million, and a decrease in other long term assets of $0.1 million, partially offset by increases in other current assets of $0.4 million and decreases in accounts payable and accrued liabilities of $2.6 million, other liabilities of $0.4 million, and a decrease in deferred revenue of $0.3 million. Cash used in operating activities of discontinued operations was $0.6 million for the six months ended June 30, 2013.

Investing Activities

Investing activities used cash of $0.4 million for the six months ended June 30, 2014, compared to $3.7 million for the same period in 2013.

Cash used by investing activities during the six months ended June 30, 2014 primarily reflects payments to CVR holders of $1.7 million, partially offset by proceeds from short-term investments of $1.2 million and proceeds from the sale of equipment of $0.1 million.

Cash used by investing activities during the six months ended June 30, 2013 primarily reflects the purchase of commercial license rights of $3.6 million.

Financing Activities

Financing activities used cash of $3.3 million for the six months ended June 30, 2014, compared to $11.7 million for the same period in 2013.

Cash used by financing activities for the six months ended June 30, 2014 primarily reflects $6.9 million of repayment of debt, partially offset by proceeds from stock option exercises and our employee stock purchase plan of $3.6 million.

Cash used by financing activities for the six months ended June 30, 2013 primarily reflects $12.9 million of repayment of debt, partially offset by proceeds from stock option exercises and the employee stock purchase plan of $1.2 million.

Other

In connection with the acquisition of Metabasis in January 2010, Metabasis security holders received CVRs under four CVR agreements. The CVRs entitle the holders to cash payments upon the sale or licensing of certain assets and upon the achievement of specified milestones. The fair value of the liability at June 30, 2014 was $4.7 million, and as of December 31, 2013 was $4.2 million.

In connection with the acquisition of CyDex in January 2011, we issued a series of CVRs and also assumed certain contingent liabilities. In 2011, $0.9 million was paid to the CyDex shareholders upon completion of a licensing agreement with the Medicines Company for the Captisol-enabled Intravenous formulation of Clopidogrel. An additional $2.0 million was paid to the CyDex shareholders upon acceptance by the FDA of Onyx’s NDA, $4.3 million was paid in January 2012 under the terms of the agreement, and an additional $3.5 million was paid upon approval by the FDA of Kyprolis for the potential treatment of patients with relapsed and refractory multiple myeloma. We recorded a cash payment of $0.1 million for the Topiramate orphan drug designation milestone to former license holders. We may be required to make additional payments upon achievement of certain clinical and regulatory milestones to the CyDex shareholders and former license holders. In addition, we will pay CyDex shareholders, for each respective year from 2014 through 2016, 20% of all CyDex-related revenue, but only to the extent that, and beginning only when, CyDex-related revenue for such year exceed $15.0 million; plus an additional 10% of all CyDex-related revenue recognized during such year, but only to the extent that, and beginning only when aggregate CyDex-related revenue for such year exceeds $35.0 million. We have paid $2.8 million to the CyDex shareholders for revenue sharing payments under the terms of the CVR agreement. The estimated fair value of the contingent liabilities recorded as part of the CyDex acquisition at June 30, 2014 was $10.4 million.

Leases and Off-Balance Sheet Arrangements

We lease our office and research facilities under operating lease arrangements with varying terms through November 2021. Some of our agreements provide for increases in annual rents based on changes in the Consumer Price Index or fixed percentage increases ranging from 3.0% to 3.5%. We also sublease a portion of our facilities through August 2016. The sublease agreement provides for a 3% increase in annual rents. We had no off-balance sheet arrangements at June 30, 2014 and December 31, 2013.

Contractual Obligations and Off-Balance Sheet Arrangements

As of June 30, 2014, future minimum payments due under our contractual obligations were as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 year	2-3 years	4-5 years	More than 5 years
Obligations for uncertain tax positions (1)	$—	$—	$—	$—	$—
Co-promote termination obligations (2)	$804	$391	$351	$62	$—
Purchase obligations (3)	$8,495	$8,495	$—	$—	$—
Contingent liabilities (4)	$—	$—	$—	$—	$—
Note and interest payment obligations	$2,354	$2,354	$—	$—	$—
Operating lease obligations (5)	$11,812	$5,564	$4,747	$1,501	$—

(1)	Expected payments related to obligations for uncertain tax positions cannot be reasonably estimated.

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

(5)
We lease office and research facilities that we have fully vacated under operating lease arrangements expiring in July 2015 and August 2016. We sublet portions of these facilities through the end of our lease. As of June 30, 2014, we expect to receive aggregate future minimum lease payments totaling $2.0 million (nondiscounted) over the duration of the sublease agreement (not included in the table above) as follows: less than one year: $1.4 million, and two to three years: $0.6 million.

We are also required under our CyDex CVR Agreement to invest at least $1.5 million per year, inclusive of employee expenses, in the acquired business through the year ended 2015. As of June 30, 2014, we estimate we will exceed that amount for the year ended December 31, 2014.

Critical Accounting Policies

Certain of our policies require the application of management judgment in making estimates and assumptions that affect the amounts reported in the consolidated financial statements and disclosures made in the accompanying notes. Those estimates and assumptions are based on historical experience and various other factors deemed to be applicable and reasonable under the circumstances. The use of judgment in determining such estimates and assumptions is by nature, subject to a degree of uncertainty. Accordingly, actual results could differ materially from the estimates made. There have been no material changes in our accounting policies as disclosed in the Form 10-K.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At June 30, 2014, our investment portfolio included investments in available-for-sale equity securities of $7.5 million. These securities are subject to market risk and may decline in value based on market conditions.

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

As of June 30, 2014, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit pursuant to the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Our disclosure controls were designed to provide reasonable assurance that the controls and procedures would meet their objectives. Our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable assurance of achieving the designed control objectives and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusions of two or more people, or by management override of the control. Because of the inherent limitations in a cost-effective, maturing control system, misstatements due to error or fraud may occur and not be detected.

There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter of the fiscal year to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (excluding additional controls implemented related to the consolidation of a VIE, Viking Therapeutics, Inc.).

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
Following an amendment to the complaint and a round of motions to dismiss, the court dismissed the amended complaint with prejudice on August 12, 2013.  Plaintiff appealed that dismissal on September 10, 2013.  Briefing is now complete, and the parties are awaiting the scheduling of oral argument before the Third Circuit, which we anticipate will take place in the next few months.  We believe we are very likely to prevail on appeal, and, for that reason, we believe the litigation presents a remote likelihood of material loss.

Other Litigation
On June 19, 2014, a complaint seeking attorneys’ fees in connection with claims related to executive compensation matters described in our Company’s June 6, 2013 supplemental proxy materials was filed in California Superior Court.  Management believes the fees demanded by plaintiffs’ counsel are excessive and intends to defend itself vigorously in the litigation.  Due to the complex nature of the legal and factual issues involved, however, the outcome of this matter is not presently determinable.

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

We obtain Captisol from a sole source supplier, and if this supplier were to cease to be able, for any reason, to supply Captisol to us in the amounts we require, or decline to supply Captisol to us, we would be required to seek an alternative source, which could potentially take a considerable length of time and impact our revenue and customer relationships.

We currently depend on our arrangements with our outlicensees to sell products using our Captisol technology. These agreements generally provide that outlicensees may terminate the agreements at will. If our outlicensees discontinue sales of products using our Captisol technology, fail to obtain regulatory approval for products using our Captisol technology, fail to satisfy their obligations under their agreements with us, or choose to utilize a generic form of Captisol should it become available, or if we are unable to establish new licensing and marketing relationships, our financial results and growth prospects would be materially affected. We maintain inventory of Captisol, which has a five year shelf life, at three geographically spread storage locations in the United States and Europe.  If we were to encounter problems maintaining our inventory, such as natural disasters, at one or all three of these locations, it could lead to supply interruptions. Further, under most of our Captisol outlicenses, the amount of royalties we receive will be reduced or will cease when the relevant patent expires. Our high purity patents, U.S. Patent Nos. 7,635,773 and 8,410,077 and foreign equivalents, are not expected to expire until 2029 and our morphology patents, U.S. Patent Nos. 7,629,331 and 8,049,003 and foreign equivalents, are not expected to expire until 2025, but the initially filed patents relating to Captisol expired starting in 2010 in the United States and will expire by 2016 in most countries outside the United States. If our other intellectual property rights are not sufficient to prevent a generic form of Captisol from coming to market and if in such case our outlicensees choose to terminate their agreements with us, our Captisol revenue may decrease significantly.

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

In addition, our collaborators may develop drugs, either alone or with others that compete with the types of drugs they are developing with us (or that we are developing on our own). This would result in increased competition for our or our partners' programs. If products are approved for marketing under our collaborative programs, revenues we receive will depend on the manufacturing, marketing and sales efforts of our collaborative partners, who generally retain commercialization rights under the collaborative agreements. Generally, our current collaborative partners also have the right to terminate their collaborations at will or under specified circumstances. If any of our collaborative partners breach or terminate their agreements with us or otherwise fail to conduct their collaborative activities successfully (for example, by not making required payments when due, or at all), our product development under these agreements will be delayed or terminated. Disputes or litigation may also arise with our collaborators (with us and/or with one or more third parties), including those over ownership rights to intellectual property, know-how or technologies developed with our collaborators. Such disputes or litigation could adversely affect our rights to one or more of our product candidates. Any such dispute or litigation could delay, interrupt or terminate the collaborative research, development and commercialization of certain potential products, create uncertainty as to ownership rights of intellectual property, or could result in litigation or arbitration. The occurrence of any of these problems could be time-consuming and expensive and could adversely affect our business.

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

We may also need to initiate litigation, which could be time-consuming and expensive, to enforce our proprietary rights or to determine the scope and validity of others' rights. If this occurs, a court may find our patents or those of our licensors invalid or may find that we have infringed on a competitor's rights. In addition, if any of our competitors have filed patent applications in the United States which claim technology we also have invented, the United States Patent and Trademark Office may require us to participate in expensive interference proceedings to determine who has the right to a patent for the technology.

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

Generally, our success will depend on our ability and the ability of us and our licensors to obtain and maintain patents and proprietary rights for our potential products both in the United States and in foreign countries. Patents may not be issued from any of these applications currently on file, or, if issued, may not provide sufficient protection. Our patent position, like that of many biotechnology and pharmaceutical companies, is uncertain and involves complex legal and technical questions for which important legal principles are unresolved. We may not develop or obtain rights to products or processes that are patentable. Even if we do obtain patents, such patents may not adequately protect the technology we own or have licensed. In addition, others may challenge, seek to invalidate, infringe or circumvent any patents we own or license and rights we receive under those patents may not provide competitive advantages to us. For example, our European patent related to Agglomerated forms of Captisol was limited during an opposition proceeding and could be challenged further on appeal, and the rejection of our European patent application related to High Purity Captisol is currently being appealed.

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

Disputes with our collaborative partners could delay our ability and the ability of our collaborative partners to achieve milestones or our receipt of other payments. In addition, other possible disputes could delay, interrupt or terminate the research, development and commercialization of certain potential products being developed by either our collaborative partners or by us. The occurrence of any of the foregoing problems could be time-consuming and expensive and could adversely affect our business.

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

In general, litigation claims can be expensive and time consuming to bring or defend against and could result in settlements or damages that could significantly impact our results of operations and financial condition. We cannot predict or determine the occurrence or outcome of these matters or reasonably estimate the amount or range of amounts of any fines or penalties that might result from a settlement or an adverse outcome. However, a settlement or an adverse outcome could have a material adverse effect on our financial position, liquidity and results of operations.

If we are unable to maintain the effectiveness of our internal controls, our financial results may not be accurately reported.

The Sarbanes-Oxley Act of 2002 requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. While we anticipate maintaining the integrity of our internal controls over financial reporting and all other aspects of Sarbanes-Oxley Act of 2002, we cannot be certain that a material weakness will not be identified when we test the effectiveness of our control systems in the future. The existence of one or more material weaknesses or significant deficiencies in our internal control over financial reporting could result in errors in our consolidated financial statements. Substantial costs and resources may be required to rectify any internal control deficiencies. If we fail to maintain the adequacy of our internal controls in accordance with applicable standards, we may be unable to conclude on an ongoing basis that we have effective internal controls over financial reporting. If we cannot produce reliable financial reports, our business and financial condition could be harmed, investors could lose confidence in our reported financial information, or the market price of our stock could decline significantly. In addition, our ability to obtain additional financing to operate and expand our business, or obtain additional financing on favorable terms, could be materially and adversely affected, which, in turn, could materially and adversely affect our business, our financial condition and the market value of our securities. Moreover, our reputation with customers, lenders, investors, securities analysts and others may be adversely affected.

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

Revenues based on sales of Avinza, Duavee, Conbriza and Nexterone may not meet expectations. Any setback that may occur with respect to these products could impair our operating results and/or reduce the market price of our stock. Setbacks for these products could include problems with shipping, distribution, manufacturing, product safety, marketing, government regulation or reimbursement, licenses and approvals, intellectual property rights, competition with existing or new products and physician or patient acceptance of the product, as well as higher than expected total rebates, returns or discounts. These products also are or may become subject to generic competition. Any such setback could reduce our revenue.

If plaintiffs bring product liability lawsuits against us or our partners, we or our partners may incur substantial liabilities and may be required to limit commercialization of our approved products and product candidates, and we may be subject to other liabilities related to the sale of our prior commercial product lines.

As is common in our industry, our partners and we face an inherent risk of product liability as a result of the clinical testing of our product candidates in clinical trials and face an even greater risk for commercialized products. Although we are not currently a party to product liability litigation, if we are sued, we may be held liable if any product or product candidate we develop causes injury or is found otherwise unsuitable during product testing, manufacturing, marketing or sale. Regardless of merit or eventual outcome, liability claims may result in decreased demand for any product candidates or products that we may develop, injury to our reputation, discontinuation of clinical trials, costs to defend litigation, substantial monetary awards to clinical trial participants or patients, loss of revenue and the inability to commercialize any products that we develop. We have product liability insurance that covers our clinical trials up to a $5.0 million annual limit. If we are sued for any injury caused by our product candidates or any future products, our liability could exceed our total assets.

In addition, we have agreed to indemnify Eisai and King Pharmaceuticals (now a subsidiary of Pfizer), under certain circumstances pursuant to the asset purchase agreements we entered into in connection with the sale of our prior commercial product lines.  Some of our indemnification obligations still remain and our potential liability in certain circumstances is not limited to specific dollar amounts. We cannot predict the liabilities that may arise as a result of these matters. Any claims related to our indemnification obligations to Pfizer or Eisai could materially and adversely affect our financial condition. In addition, Pfizer assumed our obligation to make payments to Organon based on net sales of Avinza (the fair value of which was $0.8 million as of June 30, 2014).  We remain liable to Organon in the event Pfizer defaults on this obligation. Any requirement to pay a material amount to Organon could adversely affect our business and the price of our securities. The sale of our prior commercial product lines does not relieve us of exposure to product liability risks on products we sold prior to divesting these product lines. A successful product liability claim or series of claims brought against us may not be insured against and could result in payment of significant amounts of money and divert management's attention from our business.

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

If our business does not perform according to our expectations, we may not have sufficient resources to operate our business as currently contemplated.

We believe that our capital resources, including our currently available cash, cash equivalents, and short-term investments as well as our current and future royalty revenues will be adequate to fund our operations at their current levels at least for the next 12 months. However, changes may occur that would cause us to consume available capital resources before that time and we may need to complete additional equity or debt financings to fund our operations. Our inability to obtain additional financing could adversely affect our business. Financings may not be available at all or on terms favorable to us. In addition, these financings, if completed, may not meet our capital needs and could result in substantial dilution to our stockholders. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate one or more of our research or drug development programs. We may also be required to liquidate our business or file for bankruptcy protection. Alternatively, we may be forced to attempt to continue development by entering into arrangements with collaborative partners or others that require us to relinquish some or all of our rights to technologies or drug candidates that we would not otherwise relinquish.

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

Our shareholder rights plan and provisions contained in our certificate of incorporation and bylaws may discourage transactions involving an actual or potential change in our ownership. In addition, our Board of Directors may issue shares of common or preferred stock without any further action by the stockholders. Our directors and Biotechnology Value Fund, L.P. and its affiliates, or BVF, collectively beneficially own a significant portion of our outstanding common stock. BVF can increase its ownership level up to 19.99% under the terms of an agreement we have with BVF, and BVF has agreed to vote the shares it owns above 15% of our outstanding common stock in accordance with our Board of Director's recommendations in the event that BVF exceeds a 15% ownership level. Such restrictions, circumstances and issuances may have the effect of delaying or preventing a change in our ownership. If changes in our ownership are discouraged, delayed or prevented, it would be more difficult for our current Board of Directors to be removed and replaced, even if you or our other stockholders believe that such actions are in the best interests of us and our stockholders.

Funding of our drug development programs may not result in future revenues.

Our drug development programs may require substantial additional capital to successfully complete, arising from costs to: conduct research, preclinical testing and human studies; establish pilot scale and commercial scale manufacturing processes and facilities; and establish and develop quality control, regulatory, marketing, sales and administrative capabilities to support these programs. While we expect to fund our research and development activities from cash generated from royalties and milestones from our partners in various past and future collaborations to the extent possible, if we are unable to do so, we may need to complete additional equity or debt financings or seek other external means of financing. These financings could depress our stock price. If additional funds are required to support our operations and we are unable to obtain them on terms favorable to us, we may be required to cease or reduce further development or commercialization of our products, to sell some or all of our technology or assets or to merge with another entity.

Our results of operations and liquidity needs could be materially negatively affected by market fluctuations and economic downturn.

Our results of operations could be materially negatively affected by economic conditions generally, both in the United States and elsewhere around the world. Continuing concerns over inflation, energy costs, geopolitical issues, the availability and cost of credit, and the U.S. financial markets have contributed to increased volatility and diminished expectations for the economy and the markets going forward. Domestic and international equity markets periodically experience heightened volatility and turmoil. These events may have an adverse effect on us. In the event of a market downturn, our results of operations could be adversely affected by those factors in many ways, including making it more difficult for us to raise funds if necessary, and our stock price may further decline. We cannot provide assurance that our investments are not subject to adverse changes in market value. If our investments experience adverse changes in market value, we may have less capital to fund our operations.

Our stock price has been volatile and could experience a sudden decline in value.

The market prices for securities of biotechnology and pharmaceutical companies have historically been highly volatile, and the market has recently experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. Continued volatility in the overall capital markets could reduce the market price of our common stock in spite of our operating performance. Further, high stock price volatility could result in higher stock-based compensation expense.

Our common stock has experienced significant price and volume fluctuations and may continue to experience volatility in the future. Many factors may have a significant impact on the market price of our common stock, including, but not limited to, the following factors: results of or delays in our preclinical studies and clinical trials; the success of our collaboration agreements; publicity regarding actual or potential medical results relating to products under development by us or others; announcements of technological innovations or new commercial products by us or others; developments in patent or other proprietary rights by us or others; comments or opinions by securities analysts or major stockholders; future sales of our common stock by existing stockholders; regulatory developments or changes in regulatory guidance; litigation or threats of litigation; economic and other external factors or other disaster or crises; the departure of any of our officers, directors or key employees; period-to-period fluctuations in financial results; and price and volume fluctuations in the overall stock market.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	August 5, 2014	By:	/s/ Nishan de Silva
Nishan de Silva
Vice President, Finance and Strategy and Chief Financial Officer
Duly Authorized Officer and Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

10.1†	Loan and Security Agreement, dated May 21, 2014 between the Company and Viking Therapeutics, Inc.
10.2†	Master License Agreement, dated May 21, 2014 between the Company, Metabasis Therapeutics, Inc. and Viking Therapeutics, Inc.
10.3†	Research and License Agreement, dated May 9, 2014 between the Company and Omthera Pharmaceuticals, Inc.
10.4†	License Agreement, dated June 23, 2014 between the Company and TG Therapeutics, Inc.
31.1	Certification by Principal Executive Officer, Pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Principal Financial Officer, Pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Principal Executive Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Principal Financial Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

† Confidential treatment has been requested for portions of this exhibit. These portions have been omitted and submitted separately to the Securities and Exchange Commission.