Form 10-Q
period 2014-09-30
LIGAND PHARMACEUTICALS INC
filed 2014-10-31
CIK 886163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________________________
FORM 10-Q
________________________________________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 31, 2014, the registrant had 20,023,148 shares of common stock outstanding.

LIGAND PHARMACEUTICALS INCORPORATED
QUARTERLY REPORT

FORM 10-Q

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
LIGAND PHARMACEUTICALS INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share data)

	September 30,	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$180,663	$11,639
Short-term investments	5,925	4,340
Accounts receivable	5,812	2,222
Inventory	1,071	1,392
Capitalized expenses, VIE	2,131	—
Other current assets	1,602	959
Current debt issuance costs	793	—
Current co-promote termination payments receivable	523	4,329
Total current assets	198,520	24,881
Restricted cash and investments	1,261	1,341
Property and equipment, net	551	867
Intangible assets, net	51,317	53,099
Goodwill	12,238	12,238
Commercial license rights	4,568	4,571
Long-term co-promote termination payments receivable	—	7,417
Long-term debt issuance costs	3,598	—
Other assets	230	299
Total assets	$272,283	$104,713
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable (including $2.2 million related to a VIE)	$4,864	$3,951
Accrued liabilities	4,311	5,337
Current contingent liabilities	4,184	1,712
Current deferred income taxes	1,574	1,574
Current note payable	337	9,109
Current co-promote termination liability	523	4,329
Current lease exit obligations	2,526	2,811
Current deferred revenue	114	116
Total current liabilities	18,433	28,939
Long-term co-promote termination liability	—	7,417
Long-term deferred revenue, net	2,085	2,085
Long-term lease exit obligations	1,133	3,071
Deferred income taxes	1,214	1,098
Long-term contingent liabilities	12,267	11,795
Long-term debt, net	193,631	—
Other long-term liabilities	737	695
Total liabilities	229,500	55,100
Commitments and Contingencies
Stockholders' equity:
Common stock, $0.001 par value; 33,333,333 shares authorized; 20,117,080 and 20,468,521 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	20	21
Additional paid-in capital	707,180	718,017
Accumulated other comprehensive income	3,543	2,914
Accumulated deficit	(666,371)	(671,339)
Total stockholders' equity attributable to parent	44,372	49,613
Noncontrolling interests	(1,589)	$—
Total liabilities and stockholders' equity	$272,283	$104,713
See accompanying notes.

LIGAND PHARMACEUTICALS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenues:
Royalties	$7,482	$5,724	$20,573	$16,466
Material sales	6,334	6,728	15,525	12,260
Collaborative research and development and other revenues	1,157	553	5,441	5,511
Total revenues	14,973	13,005	41,539	34,237
Operating costs and expenses:
Cost of sales	1,496	2,538	5,133	4,416
Research and development	3,021	2,414	8,842	6,900
General and administrative	6,742	4,756	17,053	13,564
Lease exit and termination costs	182	227	522	359
Write-off of in-process research and development	—	—	—	480
Total operating costs and expenses	11,441	9,935	31,550	25,719
Income from operations	3,532	3,070	9,989	8,518
Other (expense) income:
Interest expense, net	(1,516)	(394)	(1,946)	(1,755)
(Increase) decrease in contingent liabilities	(1,620)	(532)	(4,880)	368
Other, net	505	(119)	1,128	69
Total other expense, net	(2,631)	(1,045)	(5,698)	(1,318)
Income before income taxes	901	2,025	4,291	7,200
Income tax expense	(124)	(60)	(131)	(237)
Income from continuing operations	777	1,965	4,160	6,963
Discontinued operations:
Gain on sale of Avinza Product Line before income taxes	—	—	—	2,588
Income from discontinued operations	—	—	—	2,588
Net income including noncontrolling interests:	777	1,965	4,160	9,551
Less: Net loss attributable to noncontrolling interests	(503)	—	(809)	—
Net income	$1,280	$1,965	$4,969	$9,551

Per share amounts attributable to Ligand common shareholders:
Basic per share amounts:
Income from continuing operations	$0.06	$0.10	$0.24	$0.34
Income from discontinued operations	—	—	—	0.13
Net income	$0.06	$0.10	$0.24	$0.47

Diluted per share amounts:
Income from continuing operations	$0.06	$0.09	$0.23	$0.33
Income from discontinued operations	—	—	—	0.13
Net income	$0.06	$0.09	$0.23	$0.46

Weighted-average number of common shares-basic	20,417,187	20,357,558	20,584,469	20,268,261
Weighted-average number of common shares-diluted	21,345,311	20,843,742	21,632,521	20,562,622

See accompanying notes.

LIGAND PHARMACEUTICALS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Net income	$1,280	$1,965	$4,969	$9,551
Unrealized net (loss) gain on available-for-sale securities, net of tax of $0	(1,224)	806	1,870	2,201
Less: Reclassification of net realized (losses) gains included in net income	(274)	—	1,241	—
Comprehensive (loss) income	$(218)	$2,771	$8,080	$11,752

See accompanying notes.

LIGAND PHARMACEUTICAL INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine months ended
	September 30,
	2014	2013
Operating activities
Net income including noncontrolling interests	$4,160	$9,551
Less: gain from discontinued operations	—	2,588
Income from continuing operations	4,160	6,963
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operating activities:
Non-cash change in estimated fair value of contingent liabilities	4,880	(368)
Write-off of in-process research and development	—	480
Realized gain on sale of short-term investment	(1,241)	—
Gain on write-off of assets	(16)	—
Depreciation and amortization	1,998	2,007
Amortization of debt discount and issuance fees	1,223	—
Stock-based compensation	8,795	4,149
Non-cash upfront fee	(1,211)	—
Deferred income taxes	116	237
Accretion of note payable	225	321
Other	—	(13)
Changes in operating assets and liabilities:
Accounts receivable	(3,590)	(918)
Inventory	321	86
Other current assets	(615)	(683)
Other long-term assets	(1,245)	173
Accounts payable and accrued liabilities	(3,478)	(2,702)
Deferred revenue	(2)	(434)
Net cash provided by operating activities of continuing operations	10,320	9,298
Net cash used in operating activities of discontinued operations	—	(642)
Net cash provided by operating activities	10,320	8,656
Investing activities
Purchase of commercial license rights	—	(3,571)
Payments to CVR holders and other contingency payments	(1,936)	(100)
Purchases of property and equipment	—	(263)
Proceeds from sale of property and equipment	125	3
Proceeds from sale of short-term investments	1,496	—
Other, net	(1)	(40)
Net cash used in investing activities	(316)	(3,971)
Financing activities
Repayment of debt	(9,364)	(16,224)
Gross proceeds from issuance of 2019 Convertible Senior Notes	245,000	—
Payment of debt issuance costs	(5,711)	—
Proceeds from issuance of warrants	11,637	—
Purchase of convertible bond hedge	(48,143)	—
Net proceeds from stock option exercises and ESPP	4,124	2,429
Share repurchase	(38,523)	—
Net cash provided by (used in) financing activities	159,020	(13,795)
Net increase (decrease) in cash and cash equivalents	169,024	(9,110)
Cash and cash equivalents at beginning of period	11,639	12,381
Cash and cash equivalents at end of period	$180,663	$3,271

Supplemental disclosure of cash flow information
Interest paid	$494	$1,566
Taxes paid	$3	$5
Supplemental schedule of non-cash activity
Liability for commercial license rights	$—	$1,000
Accrued inventory purchases	$—	$227
Unrealized gain on AFS investments	$1,870	$2,201

See accompanying notes

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

The Company has incurred significant losses since its inception. As of September 30, 2014, the Company’s accumulated deficit was approximately $666.4 million and the Company had working capital of approximately $180.1 million. Management believes that cash flows from operations will increase due to Captisol® sales, an increase in royalty revenues driven primarily from continued increases in Promacta® and Kyprolis® sales, and also from anticipated new license and milestone revenues. The Company expects to build cash in future months as it continues to generate significant cash flows from operations. The Company’s future operating and capital requirements will depend on many factors, including, but not limited to: the pace of scientific progress in its research and development programs; the potential success of these programs; the scope and results of preclinical testing and clinical trials; the time and costs involved in obtaining regulatory approvals; the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims; competing technological and market developments; the amount of royalties on sales of the commercial products of its partners; the efforts of its collaborative partners; obligations under its operating lease agreements; and the capital requirements of any companies the Company may acquire in the future. The ability of the Company to achieve its operational targets is dependent upon the Company’s ability to further implement its business goals and generate sufficient operating cash flow.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include Ligand and its wholly owned subsidiaries, Ligand JVR, Allergan Ligand Retinoid Therapeutics, Seragen, Inc., Pharmacopeia, Inc. ("Pharmacopeia"), Neurogen Corporation ("Neurogen"), CyDex Pharmaceuticals, Inc. ("CyDex"), Metabasis Therapeutics, Inc. ("Metabasis") and Nexus VI, Inc. Also included is Viking Therapeutics, Inc. ("Viking"), a variable interest entity ("VIE") for which the Company is deemed under applicable accounting guidance to be the primary beneficiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

Basis of Presentation

The Company’s accompanying unaudited condensed consolidated financial statements as of September 30, 2014 and for the three and nine months ended September 30, 2014 and 2013 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for annual financial statements. The Company’s unaudited condensed consolidated balance sheet at December 31, 2013 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations of the Company and its subsidiaries, have been included. Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. These financial statements should be read in conjunction with the consolidated financial statements and notes therein included in the Company’s annual report on Form 10-K for the year ended December 31, 2013.

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

Income Per Share

Basic income per share is calculated by dividing net income by the weighted-average number of common shares and vested restricted stock units outstanding. Diluted income per share is computed by dividing net income by the weighted-average number of common shares and vested restricted stock units outstanding and the weighted-average number of dilutive common stock equivalents, including stock options, non-vested restricted stock units, convertible notes and warrants. Common stock equivalents are only included in the diluted income per share calculation when their effect is dilutive. The total number of potential common shares excluded from the computation of diluted income per share because their inclusion would have been anti-dilutive was 5.0 million and 0.9 million, as of September 30, 2014 and 2013, respectively.

The following table sets forth the computation of basic and diluted net income per share for the periods indicated (in thousands, except per share amounts):

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
EPS attributable to common shareholders:
Net income from continuing operations	$1,280	$1,965	4,969	$6,963
Net income from discontinued operations	—	—	—	2,588
Net income	$1,280	$1,965	$4,969	$9,551

Shares used to compute basic income per share	20,417,187	20,357,558	20,584,469	20,268,261
Dilutive potential common shares:
Restricted stock	22,531	77,609	37,387	62,051
Stock options	905,593	408,575	1,010,665	232,310
Shares used to compute diluted income per share	21,345,311	20,843,742	21,632,521	20,562,622

Basic per share amounts:
Income from continuing operations	$0.06	$0.10	$0.24	$0.34
Income from discontinued operations	—	—	—	0.13
Net income	$0.06	$0.10	$0.24	$0.47

Diluted per share amounts:
Income from continuing operations	$0.06	$0.09	$0.23	$0.33
Income from discontinued operations	—	—	—	0.13
Net income	$0.06	$0.09	$0.23	$0.46

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

The following table summarizes the various investment categories at September 30, 2014 and December 31, 2013 (in thousands):

	Cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
September 30, 2014
Short-term investments	$1,426	$4,499	$—	$5,925
Certificates of deposit-restricted	1,261	—	—	1,261
	$2,687	$4,499	$—	$7,186
December 31, 2013
Short-term investments	$1,426	$2,914	$—	$4,340
Certificates of deposit-restricted	1,341	—	—	1,341
	$2,767	$2,914	$—	$5,681

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash equivalents, investments and accounts receivable.

The Company invests its excess cash principally in U.S. government debt securities, investment-grade corporate debt securities and certificates of deposit. The Company has established guidelines relative to diversification and maturities that maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates. The Company did not experience any significant losses on its cash equivalents, short-term investments or restricted investments for the periods ending September 30, 2014 and December 31, 2013.

As of September 30, 2014 and December 31, 2013, cash deposits held at financial institutions in excess of FDIC insured amounts of $250,000 were approximately $92.8 million and $11.1 million, respectively.

Accounts receivable from one customer was 57% of total accounts receivable at September 30, 2014. Accounts receivable from two customers was 75% of total accounts receivable at December 31, 2013.

The Company currently obtains Captisol from a single supplier.  If this supplier were not able to supply the requested amounts of Captisol and the Company's existing inventory was depleted, the Company would be unable to continue to derive revenues from the sale of Captisol until it obtained an alternative source, which might take a considerable length of time. The Company maintains inventory of Captisol, which has a five year shelf life, at three geographically spread storage locations in the United States and Europe.  If a disaster were to strike any of these locations, it could lead to supply interruptions.

Inventory

Inventory is stated at the lower of cost or market value. The Company determines cost using the first-in, first-out method. The Company analyzes its inventory levels periodically and writes down inventory to its net realizable value if it has become obsolete, has a cost basis in excess of its expected net realizable value or is in excess of expected requirements. There were no write downs related to obsolete inventory recorded for the three and nine months ended September 30, 2014 and 2013.

Property and Equipment

Property and equipment is stated at cost and consists of the following (in thousands):

	September 30,	December 31,
	2014	2013
Lab and office equipment	$2,509	$3,737
Leasehold improvements	273	387
Computer equipment and software	631	616
	3,413	4,740
Less accumulated depreciation and amortization	(2,862)	(3,873)
Total property and equipment, net	$551	$867

Depreciation of equipment is computed using the straight-line method over the estimated useful lives of the assets, which range from three to ten years. Leasehold improvements are amortized using the straight-line method over their estimated useful lives or their related lease term, whichever is shorter. Depreciation expense recognized for the three months ended September 30, 2014 and 2013 was $0.1 million. Depreciation expense for the nine months ended September 30, 2014 and 2013 was $0.2 million. Depreciation expense is included in operating expenses.

Other Current Assets

Other current assets consist of the following (in thousands):

	September 30,	December 31,
	2014	2013
Prepaid expenses	$1,178	$786
Other receivables	424	173
Total current assets	$1,602	$959

Goodwill and Other Identifiable Intangible Assets

Goodwill and other identifiable intangible assets consist of the following (in thousands):

	September 30,	December 31,
	2014	2013
Indefinite lived intangible assets
Acquired in-process research and development	$12,556	$12,556
Goodwill	12,238	12,238
Definite lived intangible assets
Complete technology	15,267	15,267
Less: Accumulated amortization	(2,807)	(2,235)
Trade name	2,642	2,642
Less: Accumulated amortization	(487)	(387)
Customer relationships	29,600	29,600
Less: Accumulated amortization	(5,454)	(4,344)
Total goodwill and other identifiable intangible assets, net	$63,555	$65,337

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

Amortization of definite-lived intangible assets is computed using the straight-line method over the estimated useful life of the asset of 20 years. Amortization expense of $0.6 million and $1.8 million was recognized for each of the three and nine months ended September 30, 2014 and 2013, respectively. Estimated amortization expense for the years ending December 31, 2014 through 2018 is $2.4 million per year.
Acquired In-Process Research and Development

Intangible assets related to acquired in-process research and development ("IPR&D") are considered to be indefinite-lived until the completion or abandonment of the associated research and development efforts. During the period the assets are considered to be indefinite-lived, they will not be amortized but will be tested for impairment on an annual basis and between annual tests if the Company becomes aware of any events occurring or changes in circumstances that would indicate a reduction in the fair value of the IPR&D projects below their respective carrying amounts. If and when development is complete, which generally occurs if and when regulatory approval to market a product is obtained, the associated assets would be deemed definite-lived and would then be amortized based on their respective estimated useful lives at that point in time. For the three and nine months ended September 30, 2014 and the three months ended September 30, 2013 there was no impairment of IPR&D. For the nine months ended September 30, 2013, the Company recorded a non-cash impairment charge of $0.5 million for the write-off of IPR&D for Captisol-enabled Clopidogrel (MDCO-157). The asset was impaired upon notification from the Medicines Company that they intended to terminate the license agreement and return the rights of the compound to the Company. MDCO-157 is an intravenous option of the anti-platelet medication designed for situations where the administration of oral platelet inhibitors is not feasible or desirable.

Impairment of Long-Lived Assets

Management reviews long-lived assets for impairment annually or whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value for the Company’s long-lived assets is determined using the expected cash flows discounted at a rate commensurate with the risk involved. As of September 30, 2014, management does not believe there have been any events or circumstances indicating that the carrying amount of its long-lived assets may not be recoverable.

Commercial license rights

Commercial license rights represent a portfolio of future milestone and royalty payment rights acquired in accordance with the Royalty Stream and Milestone Payments Purchase Agreement entered into with Selexis SA ("Selexis") in April 2013.  The portfolio consists of over 15 Selexis commercial license agreement programs with various pharmaceutical-company counterparties.  The purchase price was $4.6 million, inclusive of acquisition costs. The Company paid $3.6 million upon closing and paid an additional $1.0 million in April 2014. Individual commercial license rights acquired under the agreement are carried at allocated cost and approximate fair value. The carrying value of the license rights will be reduced on a pro-rata basis as revenue is realized over the term of the agreement. Declines in the fair value of individual license rights below their carrying value that are deemed to be other than temporary are reflected in earnings in the period such determination is made. As of September 30, 2014, management does not believe there have been any events or circumstances indicating that the carrying amount of its commercial license rights may not be recoverable.

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	September 30,	December 31,
	2014	2013
Compensation	$1,388	$1,929
Professional fees	805	697
Accrued interest payable	230	—
Other	1,888	2,711
Total accrued liabilities	$4,311	$5,337

Other Long-Term Liabilities

Other long-term liabilities consist of the following (in thousands):

	September 30,	December 31,
	2014	2013
Deposits	$402	$345
Deferred rent	335	350
Total other long-term liabilities	$737	$695
Contingent Liabilities

In connection with the Company’s acquisition of CyDex in January 2011, the Company recorded a $17.6 million contingent liability, inclusive of the $4.3 million payment made in January 2012, for amounts potentially due to holders of the CyDex contingent value rights ("CVRs") and former license holders. The liability is periodically assessed based on events and circumstances related to the underlying milestones, royalties and material sales. Any change in fair value is recorded in the Company’s consolidated statements of operations. The carrying amount of the liability may fluctuate significantly and actual amounts paid under the CVR agreements may be materially different than the carrying amount of the liability. The fair value of the liability at September 30, 2014 and December 31, 2013 was $12.9 million and $9.3 million, respectively. The Company recorded a fair-value adjustment to increase the liability for CyDex-related contingent liabilities by $2.8 million and $5.6 million for the three and nine months ended September 30, 2014, respectively, and an adjustment to increase the liability by $1.2 million and to decrease the liability by $2.1 million for the three and nine months ended September 30, 2013, respectively. There was a revenue-sharing payment of $1.6 million made during the nine months ended September 30, 2014, and no revenue sharing payments were made during the three months ended September 30, 2014 and three and nine months ended September 30, 2013. Other contingency payments related to the CyDex acquisition of $0.3 million were made during the three and nine months ended September 30, 2014 and other contingency payments of $0.1 million were made during the three and nine months ended September 30, 2013.

In connection with the Company’s acquisition of Metabasis in January 2010, the Company issued to Metabasis stockholders four tradable CVRs, one CVR from each of four respective series of CVR, for each Metabasis share. The CVRs will entitle Metabasis stockholders to cash payments as frequently as every six months as cash is received by the Company from proceeds from the sale or partnering of any of the Metabasis drug development programs, among other triggering events. The fair values of the CVRs are remeasured at each reporting date through the term of the related agreement. Changes in the fair values are reported in the statement of operations as income (decreases) or expense (increases). The carrying amount of the liability may fluctuate significantly based upon quoted market prices and actual amounts paid under the agreements may be materially different than the carrying amount of the liability. The fair value of the liability was estimated to be $3.5 million and $4.2 million as of September 30, 2014 and December 31, 2013, respectively. The Company recorded a decrease in the liability for Metabasis-related CVRs of $1.2 million and an increase in the liability of $0.7 million for the three and nine months ended September 30, 2014, respectively. The Company recorded a decrease in the liability of $0.7 million for the three months ended September 30, 2013 and an increase in the liability of $1.7 million for the nine months ended September 30, 2013.

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
The Company’s short-term investments include investments in equity securities which the Company received as a result of event-based and upfront payments from licensees. Additionally, there is a liability related to the investment in equity securities for amounts owed to former license holders. The Metabasis CVR liability is marked-to-market at each reporting period based upon the quoted market prices of the underlying CVR. The fair value of the CyDex contingent liabilities are determined at each reporting period based upon an income valuation model. The co-promote termination payments receivable represents a non-interest-bearing receivable for future payments to be made by Pfizer related to Avinza product sales and is recorded at its fair value. The receivable and liability will remain equal, and are adjusted each quarter for changes in the fair value of the obligation including any changes in the estimate of future net Avinza product sales.
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

Revenue from research funding under our collaboration agreements is earned and recognized on a percentage-of completion basis as research hours are incurred in accordance with the provisions of each agreement.
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
Sales-based contingent payments from partners are accounted for similarly to royalties, with revenue recognized upon achievement of the sales targets assuming all other revenue recognition criteria for milestones are met. Revenue from development and regulatory milestones is recognized when earned, as evidenced by written acknowledgement from the collaborator, provided that (1) the milestone event is substantive, its achievability was not reasonably assured at the inception of the agreement, and the Company has no further performance obligations relating to that event, and (2) collectability is reasonably assured. If these criteria are not met, the milestone payment is recognized over the remaining period of the Company’s performance obligations under the arrangement.
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
Many of the Company's revenue arrangements involve the bundling of a license with the option to purchase manufactured product. Licenses are granted to pharmaceutical companies for the use of Captisol in the development of pharmaceutical compounds. The licenses may be granted for the use of the Captisol product for all phases of clinical trials and through commercial availability of the host drug or may be limited to certain phases of the clinical trial process. Management believes that the Company's licenses have stand-alone value at the outset of an arrangement because the customer obtains the right to use Captisol in its formulations without any additional input by the Company.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts based on the best estimate of the amount of probable losses in the Company’s existing accounts receivable. Accounts receivable that are outstanding longer than their contractual payment terms, ranging from 30 to 90 days, are considered past due. When determining the allowance for doubtful accounts, several factors are taken into consideration, including historical write-off experience and review of specific customer accounts for collectability. Account balances are charged off against the allowance after collection efforts have been exhausted and the potential for recovery is considered remote. There was no allowance for doubtful accounts included in the balance sheets at September 30, 2014 and December 31, 2013.

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Stock-based compensation expense as a component of:
Research and development expenses	$1,169	$438	$2,814	$1,272
General and administrative expenses	2,533	1,095	5,981	2,877
	$3,702	$1,533	$8,795	$4,149

The fair-value for options that were awarded to employees and directors was estimated at the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions:

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Risk-free interest rate	1.9%	1.8%	1.9%	1.4%
Dividend yield	—	—	—	—
Expected volatility	67%	70%	68%	70%
Expected term	6.4	6.3	6.4	6.3
Forfeiture rate	8.6%	8.8%	8.6%-9.7%	8.4%-9.8%

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

Sale of Royalty Rights

The Company previously sold to third parties the rights to future royalties of certain of its products. As part of the underlying royalty agreements, the partners have the right to offset a portion of any future royalty payments owed to the Company to the extent of previous milestone payments. Accordingly, the Company deferred a portion of the revenue associated with each tranche of royalty right sold, equal to the pro-rata share of the potential royalty offset. Such amounts associated with the offset rights against future royalty payments will be recognized as revenue upon receipt of future royalties from the respective partners. As of September 30, 2014 there was no deferred revenue remaining related to the sale of royalty rights. As of December 31, 2013, the Company had deferred $0.1 million of revenue related to the sale of royalty rights.
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

Milestone Payments

In May 2014, the Company entered into a licensing agreement and research collaboration with Omthera Pharmaceuticals. The research collaboration will target the development of novel products that utilize the proprietary Ligand-developed LTP TECHNOLOGY™ to improve lipid-lowering activity of certain omega-3 fatty acids. The Company is eligible to receive development, regulatory and event-based payments. The completion of a proof of concept under the development program would trigger a $1.0 million payment which would represent a milestone under the milestone method of accounting as (1) it is an event that can only be achieved in part on the Company's past performance, (2) there was substantive uncertainty at the date the arrangement was entered into that the event would be achieved and (3) it results in additional payment being due to the Company. None of the other event-based payments represents a milestone under the milestone method of accounting. No event based payment or milestone was achieved during the periods presented.

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

Income Taxes

                Income taxes are accounted for under the liability method.  This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of differences between the tax basis of assets or liabilities and their carrying amounts in the consolidated financial statements.  A valuation allowance is provided for deferred tax assets if it is more likely than not that these items will either expire before the Company is able to realize their benefit or if future deductibility is uncertain.  As of September 30, 2014, the Company had provided a full valuation allowance against its deferred tax assets as recoverability was uncertain.  Developing the provision for income taxes requires significant judgment and expertise in federal and state income tax laws, regulations and strategies, including the determination of deferred tax assets and liabilities and, if necessary, any valuation allowances that may be required for deferred tax assets.  The Company's judgments and tax strategies are subject to audit by various taxing authorities.  While management believes the Company has provided adequately for its income tax liabilities in its consolidated financial statements, adverse determinations by these taxing authorities could have a material adverse effect on the Company's consolidated financial condition and results of operations.

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

Discontinued Operations-Oncology Product Line

In September 2006, the Company and Eisai Inc. and Eisai Co., Ltd. (collectively "Eisai"), entered into a purchase agreement (the "Oncology Purchase Agreement"), pursuant to which Eisai agreed to acquire all of the Company's worldwide rights in and to its oncology products, including, among other things, all related inventory, equipment, records and intellectual property, and to assume certain liabilities as set forth in the Oncology Purchase Agreement. The Oncology product line included the Company's four marketed oncology drugs: Ontak, Targretin capsules, Targretin gel and Panretin gel.

Discontinued Operations-Avinza Product Line

In September 2006, the Company and King Pharmaceuticals, now a subsidiary of Pfizer, entered into a purchase agreement (the "Avinza Purchase Agreement"), pursuant to which Pfizer acquired all of the rights in and to Avinza in the United States, its territories and Canada, including, among other things, all Avinza inventory, records and related intellectual property, and to assume certain liabilities as set forth in the Avinza Purchase Agreement.

Pursuant to the terms of the Avinza Purchase Agreement, the Company retained the liability for returns of product from wholesalers that had been sold by the Company prior to the close of the transaction. Accordingly, as part of the accounting for the gain on the sale of Avinza, the Company recorded a reserve for Avinza product returns.

During the three and nine months ended September 30, 2014 and the three months ended September 30, 2013 the Company did not recognize any gain or loss on the sale of the Avinza product line. The Company recognized a pre-tax gain of$2.6 million for the nine months ended September 30, 2013, due to subsequent changes in certain estimates and liabilities recorded as of the sale date.

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

Consolidation of Variable Interest Entities

The Company identifies an entity as a VIE if either: (1) the entity does not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) the entity's equity investors lack the essential characteristics of a controlling financial interest. The Company performs ongoing qualitative assessments of its VIEs to determine whether the Company has a controlling financial interest in any VIE and therefore is the primary beneficiary. If the Company is the primary beneficiary of a VIE, it must consolidate the VIE under applicable accounting guidance. The Company determined it holds a variable interest in Viking based on management's assessment that it does not have sufficient resources to carry out its principal activities without the support of the Company. The Company's variable interests in Viking are a loan provided by the Company to Viking and a license agreement executed concurrently. As of September 30, 2014, the Company's total assets include $2.9 million related to Viking and the Company's total liabilities include $4.5 million related to Viking. Viking's consolidated assets are owned by Viking, and Viking's consolidated liabilities are without recourse against Ligand.
New Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. Under ASU 2013-02, an entity is required to provide information about the amounts reclassified out of Accumulated Other Comprehensive Income ("AOCI") by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. Implementing ASU 2013-02 did not change the current requirements for reporting net income or other comprehensive income in the financial statements. The amendments in this ASU are effective for the Company for fiscal years, and interim periods within those years, beginning after January 1, 2014. The Company's adoption of this standard did not materially affect the consolidated financial statements.

In July 2013, FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU 2013-11 requires the netting of unrecognized tax benefits ("UTBs") against a deferred tax asset for a loss or other carryforward that would apply in settlement of the uncertain tax positions. UTBs are required to be netted against all available same-jurisdiction loss or other tax carryforwards that would be utilized, rather than only against carryforwards that are created by the UTBs. ASU 2013-11 is effective for the Company for interim and annual periods beginning after December 15, 2013. The Company's adoption of this standard did not materially affect the consolidated financial statements.

In April 2014, FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU 2014-08 raises the threshold for a disposal to qualify as a discontinued operation and modifies the related disclosure requirements. Under the new guidance, only disposals resulting in a strategic shift that will have a major effect on an entity's operations and financial results will be reported as discontinued operations. ASU 2014-08 also removes the requirement that an entity not have any significant continuing involvement in the operations of the component after disposal to qualify for reporting of the disposal as a discontinued operation. The guidance is effective for annual and interim periods beginning after December 15, 2014, with early adoption permitted for any disposal transaction not previously reported.

Management does not believe the adoption of this guidance will have a material impact on the Company's consolidated financial statements.

In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. The revenue standard’s core principle is built on the contract between a vendor and a customer for the provision of goods and services. It attempts to depict the exchange of rights and obligations between the parties in the pattern of revenue recognition based on the consideration to which the vendor is entitled. To accomplish this objective, the standard requires five basic steps: (1) identify the contract with the customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, (5) recognize revenue when (or as) the entity satisfies a performance obligation. Management is currently evaluating the effect the adoption of this standard will have on the Company's financial statements.

In June 2014, FASB issued ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The amendments in this update require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in ASC 718, Compensation - Stock Compensation, as it relates to awards with performance conditions that affect vesting to account for such awards. The amendments in this update will be effective for the Company as of January 1, 2016. Earlier adoption is permitted. Entities may apply the amendments in this update either: (1) prospectively to all awards granted or modified after the effective date; or (2) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. If a retrospective transition is adopted, the cumulative effect of applying this update as of the beginning of the earliest annual period presented in the financial statements should be recognized as an adjustment to the opening retained earnings balance at that date. In addition, if a retrospective transition is adopted, an entity may use hindsight in measuring and recognizing the compensation cost. Management is currently assessing the impact of this update, and believes that its adoption on January 1, 2016 will not have a material impact on the Company's consolidated financial statements.

In August 2014, FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern. The amendments in this update require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period, including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this update are effective for the Company as of January 1, 2017. Early application is permitted. Management is currently assessing the impact of this update on its future discussion of its liquidity position in the Management’s Discussion and Analysis.

2. Fair Value Measurements

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including equity securities, co-promote termination payments receivable and the related liability, contingent liabilities, and the Company's convertible senior notes.

Level 1
The fair value of the Company’s investments which are classified as short-term investments is determined using quoted market prices in active markets. These securities were received by the Company in December 2012 and June 2014 as a result of an event-based payment and an upfront license payment, respectively, under licensees. Additionally, the liability for CVRs for Metabasis are determined using quoted market prices in active markets.

Level 2
The fair value of the Company's convertible senior notes is estimated by using the quoted market rate in an inactive market, which is classified as a Level 2 input.

Level 3
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

The following table provides a summary of the carrying value of assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2014 (in thousands):

Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Current co-promote termination payments receivable	$523	$—	$—	$523
Available-for-sale securities	5,925	5,925	—	—
Total assets	$6,448	$5,925	$—	$523
Liabilities:
Current contingent liabilities-CyDex	$4,184	$—	$—	$4,184
Current co-promote termination liability	523	—	—	523
Long-term contingent liabilities-Metabasis	3,511	3,511	—	—
Long-term contingent liabilities-CyDex	8,755	—	—	8,755
Liability for short-term investments owed to former licensees	917	917	—	—
Total liabilities	$17,890	$4,428	$—	$13,462

The following table provides a summary of the assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2013 (in thousands):

Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Current portion of co-promote termination payments receivable	$4,329	$—	$—	$4,329
Available-for-sale securities	4,340	4,340	—	—
Long-term portion of co-promote termination payments receivable	7,417	—	—	7,417
Total assets	$16,086	$4,340	$—	$11,746
Liabilities:
Current portion of contingent liabilities-CyDex	$1,712	$—	$—	$1,712
Current portion of co-promote termination liability	4,329	—	—	4,329
Long-term portion of contingent liabilities-Metabasis	4,196	4,196	—	—
Long-term portion of contingent liabilities-CyDex	7,599	—	—	7,599
Liability for short-term investments owed to licensors	651	651	—	—
Long-term portion of co-promote termination liability	7,417	—	—	7,417
Total liabilities	$25,904	$4,847	$—	$21,057

Other Fair Value Measurements-2019 Convertible Senior Notes

In August 2014, the Company issued $245.0 million aggregate principal amount of convertible senior unsecured notes due 2019 (the "2019 Convertible Senior Notes"). The Company uses a quoted market rate in an inactive market, which is classified as a Level 2 input, to estimate the current fair value of its 2019 Convertible Senior Notes. The estimated fair value of the 2019 Senior Convertible Notes was $229.8 million as of September 30, 2014. The carrying value of the notes does not reflect the market rate. See Note 7 Financing Arrangements for additional information.

The following table represents significant unobservable inputs used in determining the fair value of contingent liabilities assumed in the acquisition of CyDex:

	September 30, 2014	December 31, 2013
Range of annual revenue subject to revenue sharing (1)	$17.9 million-$20.5 million	$4.2 million-$19.8 million
Revenue volatility	25%	25%
Average of probability of commercialization	83.8%	67.6%
Sales beta	0.60	0.60
Credit rating	B	BBB
Equity risk premium	6%	6%

(1)
Revenue subject to revenue sharing represent management’s estimate of the range of total annual revenue subject to revenue sharing (i.e. annual revenues in excess of $15 million) through December 31, 2016, which is the term of the CVR agreement.

A reconciliation of the level 3 financial instruments as of September 30, 2014 is as follows (in thousands):

Assets:
Fair value of level 3 financial instrument assets as of December 31, 2013	$11,746
Assumed payments made by Pfizer or assignee	(1,002)
Fair value adjustments to co-promote termination liability	(10,221)
Fair value of level 3 financial instrument assets as of September 30, 2014	$523

Liabilities:
Fair value of level 3 financial instrument liabilities as of December 31, 2013	$21,057
Assumed payments made by Pfizer or assignee	(1,002)
Payments to CVR and other former license holders	(1,936)
Fair value adjustments to contingent liabilities	5,564
Fair value adjustments to co-promote termination liability	(10,221)
Fair value of level 3 financial instrument liabilities as of September 30, 2014	$13,462

3. Variable Interest Entities

The Company determined it holds a variable interest in Viking based on management's assessment that Viking does not have sufficient resources to carry out its principal activities without the support of the Company. The Company's variable interests in Viking are a loan provided by the Company to Viking and a license agreement executed concurrently. Additionally, the Company has a shared services and sublease agreement with Viking. The Company examines specific criteria and uses judgment when determining if the Company is the primary beneficiary of a VIE and therefore required to consolidate the investment. Factors considered in determining whether the Company is the primary beneficiary include risk and reward sharing, experience and financial condition of its partner, voting rights, involvement in day-to-day operating decisions, representation on Viking's executive committee, and level of economics between the Company and Viking.

In May 2014, the Company entered into a Master License Agreement to license rights to five programs to Viking, an unrelated clinical-stage biopharmaceutical company focused on the development of novel therapies for metabolic and endocrine disorders. As part of this transaction, the Company extended a $2.5 million convertible loan facility to Viking that can be used to pay Viking’s operating and financing-related expenses. Under the terms of the convertible loan facility, the principal amount outstanding accrues interest at a fixed rate equal to the lesser of 5% and the maximum interest rate permitted by law. The loan is due and payable in May 2016, unless the loans are converted into equity prior to such time. Upon the earlier to occur of an Initial Public Offering ("IPO") or a qualified financing event, the Company may elect to be repaid in cash or equity equal to 200% of the accrued principal and interest. The Company funded $2.0 million towards the convertible loan facility as of September 30, 2014.

The debt conversion feature embedded in the loan is accounted for under ASC Topic 815 Derivatives and Hedging. The valuation of the bifurcated debt conversion feature was performed using Level 3 inputs, requiring Viking to make assumptions about the probability of the occurrence of an IPO or qualified financing and the loan being converted based on the applicable conversion terms.

As partial consideration for the grant of the rights and licenses under the license agreement, in the event Viking consummates an IPO or other qualified financing event, Viking will issue to the Company a certain amount of equity. At the closing of an IPO a number of shares of common stock having an aggregate value of $29.0 million will be issued to the Company, subject to adjustment in certain circumstances. In the event Viking consummates a private financing prior to an IPO, the Company has the option to receive a number of shares of the same class and type of securities issued in the private financing having an aggregate value of $29.0 million, subject to adjustment in certain circumstances. The Company has the right to terminate the license agreement on or after April 30, 2015 if Viking has neither completed an IPO nor received aggregate net proceeds of at least $20.0 million in one or more private financings. The Company also has the right to terminate the license agreement in the event of insolvency or bankruptcy of Viking. On July 1, 2014, Viking filed an initial Form S-1 with the Securities and Exchange Commission for an IPO. As of the date of this report, the filed Form S-1 has not been declared effective. As of September 30, 2014, no amounts have been recorded for the potential receipt of equity related to a financing transaction in accordance with authoritative guidance.

The following table represents the consolidated assets and liabilities, which are owned by and are obligations of Viking and are with no recourse to the Company, as of September 30, 2014 (in thousands):

September 30, 2014
Cash and cash equivalents	$794
Other current assets	17
Capitalized IPO expenses	2,131
Total current assets	$2,942

Other assets	1
Total assets	$2,943

Accounts payable	$2,225
Accrued liabilities	77
Current portion of notes payable	337
Total current liabilities	$2,639

Long-term portion of notes payable	1,893
Total liabilities	$4,532

The Company has recorded 100% of the losses incurred since May 21, 2014, the effective date of the transaction, as net loss attributable to noncontrolling interest due to the fact that it is considered a primary beneficiary with no equity interest in the VIE. The advances under the loan agreement are included as notes payable by Viking and are eliminated in consolidation.

4. Avinza Co-Promotion

In 2003, the Company and Organon Pharmaceuticals USA Inc. ("Organon") entered into an agreement for the co-promotion of Avinza. Subsequently in 2006, the Company signed an agreement with Organon that terminated the Avinza co-promotion agreement between the two companies and returned Avinza co-promotion rights to the Company. In consideration of the early termination, the Company agreed to make quarterly royalty payments to Organon equal to 6.5% of Avinza net sales through December 31, 2012 and thereafter equal to 6.0% of Avinza net sales through patent expiration, currently anticipated to be November 2017.

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

A summary of the co-promote termination liability as of September 30, 2014 is as follows (in thousands):

Net present value of payments based on estimated future net Avinza product sales as of December 31, 2013	$11,746
Assumed payments made by Pfizer or assignee	(1,002)
Fair value adjustments	(10,221)
Total co-promote termination liability as of September 30, 2014	$523

5. Lease Obligations

The Company leases office and laboratory facilities in California, Kansas and New Jersey. These leases expire between 2014 and 2019, some of which are subject to annual rent increases which range from 3.0% to 3.5%. The Company currently subleases office and laboratory space in California and New Jersey. The following table provides a summary of operating lease obligations and payments expected to be received from sublease agreements as of September 30, 2014 (in thousands):

Operating lease obligations:	Lease Termination Date	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Corporate headquarters- San Diego, CA	July 2019	$677	$1,409	$1,293	$—	$3,379
Bioscience and Technology Business Center- Lawrence, KS	December 2017	55	108	13	—	176
Vacated office and research facility-San Diego, CA	July 2015	1,912	—	—	—	1,912
Vacated office and research facility- Cranbury, NJ	August 2016	2,576	2,397	—	—	4,973
Total operating lease obligations		$5,220	$3,914	$1,306	$—	$10,440

Sublease payments expected to be received:		Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Office and research facility- San Diego, CA	July 2015	$771	$—	$—	$—	$771
Office and research facility- Cranbury, NJ	August 2014 and 2016	492	464	—	—	956
Net operating lease obligations		$3,957	$3,450	$1,306	$—	$8,713

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

As of September 30, 2014 and December 31, 2013, the Company had lease exit obligations of $3.7 million and $5.9 million, respectively. For the three and nine months ended September 30, 2014, the Company made cash payments, net of sublease payments received of $0.8 million and $2.6 million, respectively. The Company recognized adjustments for accretion and changes in leasing assumptions of $0.2 million and $0.5 million for the three and nine months ended September 30, 2014, respectively. For the three and nine months ended September 30, 2013, the Company made cash payments, net of sublease payments received of $0.9 million and $2.8 million, respectively. The Company recognized adjustments for accretion and changes in leasing assumptions of $0.2 million and $0.4 million for the three and nine months ended September 30, 2013, respectively.

Total rent expense under all office leases for each of the three and nine months ended September 30, 2014 and 2013 was $0.2 million and $0.5 million, respectively. The Company recognizes rent expense on a straight-line basis. Deferred rent at September 30, 2014 and December 31, 2013 was $0.3 million and $0.4 million, respectively, and is included in other long-term liabilities.

6. Segment Reporting
The Company evaluates performance based on the operating income (loss) of the respective business segments. The segment results may not represent actual results that would be expected if they were independent, stand-alone businesses. Segment information is as follows (in thousands):

Balance Sheet Data:	As of September 30, 2014
	Ligand	CyDex	Total
Total assets	$203,296	$68,987	$272,283

	As of December 31, 2013
	Ligand	CyDex	Total
Total assets	$38,408	$66,305	$104,713

Operating Data:	For the three months ended September 30, 2014
	Ligand	CyDex	Total
Net revenues from external customers	$6,424	$8,549	$14,973
Depreciation and amortization expense	(61)	(601)	(662)
Operating (loss) income	(1,683)	5,215	3,532
Interest expense, net	(1,516)	—	(1,516)
Income tax expense from continuing operations	(115)	(9)	(124)

	For the three months ended September 30, 2013
	Ligand	CyDex	Total
Net revenues from external customers	4,731	8,274	$13,005
Depreciation and amortization expense	(62)	(606)	$(668)
Operating (loss) income	(1,142)	4,212	$3,070
Interest expense, net	(394)	—	$(394)
Income tax (expense) benefit from continuing operations	(70)	10	$(60)
Gain on sale of Avinza Product Line before income taxes	—	—	$—

	For the nine months ended September 30, 2014
	Ligand	CyDex	Total
Net revenues from external customers	18,907	22,632	$41,539
Depreciation and amortization expense	(194)	(1,804)	(1,998)
Operating (loss) income	(2,622)	12,611	9,989
Interest expense, net	(1,946)	—	(1,946)
Income tax expense from continuing operations	(123)	(8)	(131)

	For the nine months ended September 30, 2013
	Ligand	CyDex	Total
Net revenues from external customers	$14,789	$19,448	$34,237
Depreciation and amortization expense	(179)	(1,828)	(2,007)
Write-off of in-process research and development	—	480	480
Operating income	(944)	9,462	8,518
Interest expense, net	(1,755)	—	(1,755)
Income tax (expense) benefit from continuing operations	(301)	64	(237)
Gain on sale of Avinza Product Line before income taxes	2,588	—	2,588

7. Financing Arrangements

Term loan facility

The Company fully repaid its secured term loan credit facility on July 31, 2014. Under the terms of the secured debt, the Company made interest-only payments through February 2013. Subsequent to the interest-only payments, the note amortized with principal and interest payments through the remaining term of the loan. Additionally, the Company made an additional final payment equal to 6% of the total amount borrowed which was due at maturity and was accreted over the life of the loan.

0.75% Convertible Senior Notes Due 2019

In August 2014, the Company issued $245.0 million aggregate principal amount of its 2019 Convertible Senior Notes, resulting in net proceeds of $239.3 million. The 2019 Convertible Senior Notes are convertible into common stock at an initial conversion rate of 13.3251 shares per $1,000 principal amount of convertible notes, subject to adjustment upon certain events, which is equivalent to an initial conversion price of approximately $75.05 per share of common stock. The initial conversion price of the notes represents a premium of approximately 35% to the $55.59 per share close price of the Company's common stock on August 12, 2014. The notes bear interest at a rate of 0.75% per year, payable semi-annually. Holders of the 2019 Convertible Senior Notes may convert the notes at any time prior to the close of business on the business day immediately preceding May 15, 2019, under any of the following circumstances: (1) during any fiscal quarter (and only during such fiscal quarter) commencing after December 31, 2014, if, for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading day period ending on the last trading day of the immediately preceding fiscal quarter, the last reported sale price of the Company's common stock on such trading day is greater than 130% of the conversion price on such trading day; (2) during the five business day period immediately following any ten consecutive trading day period, in which the trading price per $1,000 principal amount of notes was less than 98% of the product of the last reported sale price of the Company's common stock on such trading day and the conversion rate on each such trading day; or (3) upon the occurrence of certain specified corporate events as specified in the indenture governing the notes. On or after May 15, 2019 until the close of business on the second scheduled trading day immediately preceding August 15, 2019, holders of the notes may convert all or a portion of their notes at any time, regardless of the foregoing circumstances. Upon conversion, Ligand must deliver cash to settle the principal and may deliver cash or shares of common stock, at the option of the Company, to settle any premium due upon conversion.

In accordance with accounting guidance for debt related to conversion and other options, the Company separately accounted for the debt and equity components of the 2019 Convertible Senior Notes by allocating the $245.0 million total proceeds between the debt component and the embedded conversion option, or equity component, due to Ligand's ability to settle the 2019 Convertible Senior Notes in cash for the principal portion and to settle any premium in cash or common stock, at the Company's election. The debt allocation was performed in a manner that reflected the Company's non-convertible borrowing rate for similar debt of 5.83% derived from independent valuation analysis. The initial debt value of $192.5 million accretes at 5.83% to reach $245.0 million at the maturity date. The equity component of the 2019 Convertible Senior Notes was recognized as a debt discount and represents the difference between the $245.0 million proceeds at issuance of the 2019 Convertible Senior Notes and the fair value of the debt allocation on their respective issuance dates. The debt discount is amortized to interest expense using the effective interest method over the expected life of a similar liability without an equity component. The notes will have a dilutive effect to the extent the average market price per share of common stock for a given reporting period exceeds the conversion price of $75.05. As of September 30, 2014, the “if-converted value” did not exceed the principal amount of the 2019 Convertible Senior Notes.

In connection with the issuance of the 2019 Convertible Senior Notes, the Company incurred $5.7 million of issuance costs, which primarily consisted of underwriting, legal and other professional fees. The portions of these costs allocated to the equity components totaling $1.2 million were recorded as a reduction to additional paid-in capital. The portions of these costs allocated to the liability components totaling $4.5 million were recorded as assets on the balance sheet.  The portions allocated to the liability components are amortized to interest expense using the effective interest method over the expected life of the 2019 Convertible Senior Notes.

The Company determined the expected life of the debt discount for the 2019 Convertible Senior Notes to be equal to the original five-year term of the notes. The carrying value of the equity component related to the 2019 Convertible Senior Notes as of September 30, 2014, net of issuance costs, was $51.3 million.

Convertible Bond Hedge and Warrant Transactions

In August 2014, in connection with the issuance of the 2019 Convertible Senior Notes, to minimize the impact of potential dilution to the Company's common stock upon conversion of such notes, the Company entered into convertible bond hedges and sold warrants covering approximately 3,264,643 shares of its common stock. The convertible bond hedges have an exercise price of $75.05 per share and are exercisable when and if the 2019 Convertible Senior Notes are converted. If upon conversion of the 2019 Convertible Senior Notes, the price of the Company's common stock is above the exercise price of the convertible bond hedges, the counterparties will deliver shares of common stock and/or cash with an aggregate value approximately equal to the difference between the price of common stock at the conversion date and the exercise price, multiplied by the number of shares of common stock related to the convertible bond hedge transaction being exercised. The convertible bond hedges and warrants described below are separate transactions entered into by the Company and are not part of the terms of the 2019 Convertible Senior Notes. Holders of the 2019 Convertible Senior Notes and warrants will not have any rights with respect to the convertible bond hedges. The Company paid $48.1 million for these convertible bond hedges and recorded the amount as a reduction to additional paid-in capital.

Concurrently with the convertible bond hedge transactions, the Company entered into warrant transactions whereby it sold warrants to acquire, approximately 3,264,643 shares of common stock with an exercise price of approximately $125.08 per share, subject to certain adjustments. The warrants have various expiration dates ranging from November 13, 2019 to April 22, 2020. The warrants will have a dilutive effect to the extent the market price per share of common stock exceeds the applicable exercise price of the warrants, as measured under the terms of the warrant transactions. The Company received $11.6 million for these warrants and recorded this amount to additional paid-in capital. The common stock issuable upon exercise of the warrants will be in unregistered shares, and the Company does not have the obligation and does not intend to file any registration statement with the Securities and Exchange Commission registering the issuance of the shares under the warrants.

The carrying values and the fixed contractual coupon rates of the Company's financing arrangements as of September 30, 2014 and December 31, 2013 were as follows (in thousands):

	September 30, 2014	December 31, 2013
2019 Convertible Senior Notes
Principal amount outstanding	$245,000	$—
Unamortized discount	(51,369)	—
Net carrying amount	193,631	—
Convertible notes payable, Viking Therapeutics, Inc.	337	—
Current portion notes payable, 8.64%, due August 1, 2014	—	6,642
Current portion notes payable, 8.9012%, due August 1, 2014	—	2,467
Total notes payable	$193,968	$9,109

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

Stock Option Activity

The following is a summary of the Company’s stock option plan activity and related information:

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (In thousands)
Balance as of December 31, 2013	1,746,709	$16.79	7.6	$62,705
Granted	366,184	73.81
Exercised	(262,820)	15.43
Forfeited	(49,967)	16.69
Cancelled	(4,414)	80.81
Balance as of September 30, 2014	1,795,692	28.46	7.5	$43,200
Exercisable as of September 30, 2014	1,052,706	20.00	7.5	$30,339
Options vested and expected to vest as of September 30, 2014	1,795,692	28.46	6.8	$43,200

The weighted-average grant date fair value of all stock options granted during the nine months ended September 30, 2014 was $47.44 per share. The total intrinsic value of all options exercised during the nine months ended September 30, 2014 and 2013 was approximately $14.7 million and $3.6 million, respectively. As of September 30, 2014, there was $14.6 million of total unrecognized compensation cost related to nonvested stock options. That cost is expected to be recognized over a weighted-average period of 2.3 years.

Net cash received from options exercised during the nine months ended September 30, 2014 and 2013 was approximately $4.1 million and $2.3 million, respectively. There is no current tax benefit related to options exercised because of net operating losses for which a full valuation allowance has been established.

As of September 30, 2014, 1.1 million shares were available for future option grants or direct issuance under the Company's 2002 Stock Incentive Plan, as amended.

Restricted Stock Activity

Restricted stock activity for the nine months ended September 30, 2014 was as follows:

	Shares	Weighted- Average Grant Date Fair Value
Nonvested at December 31, 2013	115,386	$21.93
Granted	41,671	72.50
Vested	(74,312)	25.21
Cancelled	(3,972)	18.42
Nonvested at September 30, 2014	78,773	$45.77

Restricted stock awards generally vest over three years. As of September 30, 2014, there was $2.3 million of total unrecognized compensation cost related to nonvested restricted stock. That cost is expected to be recognized over a weighted-average period of 1.5 years.

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

The Amended ESPP allows employees to purchase Ligand common stock at the end of each six month period at a price equal to 85% of the lesser of fair market value on either the start date of the period or the last trading day of the period (the "Lookback Provision"). The 15% discount and the Lookback Provision make the Amended ESPP compensatory.  There were 2,230 and 5,016 shares of common stock issued under the amended ESPP during the nine months ended September 30,

2014 and 2013, respectively. The Company recorded compensation expense related to the ESPP of $43,515 and $37,000 for the nine months ended September 30, 2014 and 2013, respectively. As of September 30, 2014, 77,285 shares were available for future purchases under the Amended ESPP.

Public Offerings

During the three and nine months ended September 30, 2014 and 2013, the Company did not issue any common shares pursuant to its at-the-market equity issuance plan.
Corporate Share Repurchases
In August 2014, the Company's Board of Directors authorized the Company to repurchase up to $200.0 million of its common stock for a period of up to one year. During the three and nine months ended September 30, 2014 the Company repurchased 692,800 common shares pursuant to the repurchase program for an aggregate purchase price of approximately $38.5 million. Subsequent to the end of the quarter through October 30, 2014, the Company repurchased an additional 110,000 common shares for an aggregate purchase price of approximately $5.0 million.

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

Securities Litigation

             On June 8, 2012, a federal securities class action and shareholder derivative lawsuit was filed in the Eastern District of Pennsylvania against Genaera Corporation and its officers, directors, major shareholders and trustee ("Genaera Defendants") for allegedly breaching their fiduciary duties to Genaera shareholders.  The lawsuit also names the Company and its CEO as additional defendants for allegedly aiding and abetting the Genaera Defendants' various breaches of fiduciary duties based on the Company's purchase of a licensing interest in a development-stage pharmaceutical drug program from the Genaera Liquidating Trust in May 2010 and the Company's subsequent sale of half of its interest in the transaction to Biotechnology Value Fund, Inc.

Following an amendment to the complaint and a round of motions to dismiss, the court dismissed the amended complaint with prejudice on August 12, 2013.  Plaintiff appealed that dismissal on September 10, 2013, and the Third Circuit reversed on October 17, 2014.  The Company intends to continue to vigorously defend against the claims against the Company and its CEO.  Due to the complex nature of the legal and factual issues involved, however, the outcome of this matter is not presently determinable.

Other Litigation

                On June 19, 2014, a complaint was filed in California Superior Court seeking attorneys’ fees in connection with claims related to executive compensation matters described in the Company’s June 6, 2013 supplemental proxy materials.  On August 1, 2014 the Company filed an answer denying all allegations in the complaint and asserting several affirmative defenses.  Management believes the fees demanded by plaintiffs’ counsel are excessive and the Company intends to defend itself vigorously in the litigation.  Due to the complex nature of the legal and factual issues involved, however, the outcome of this matter is not presently determinable.

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

Highlights from the first nine months of 2014 include:

•	We received a $1.0 million commercial sales-based contingent payment from Onyx. The payment was triggered by the achievement of over $250.0 million of annual product sales of Kyprolis in 2013.

•
We received a $1.0 million event-based payment as a result of the recent FDA approval of Merck’s NOXAFIL® which is a new Captisol-enabled formulation of NOXAFIL for intravenous (IV) use. Additionally, we earned a $0.6 million event-based payment upon approval for Captisol-enabled NOXAFIL® (posaconazole) from the European Medicines Agency ("EMA"). We will also generate revenue from Captisol material sales to Merck for this product under a commercial supply agreement.

•
Our partner Lundbeck LLC announced that the FDA accepted for review a New Drug Application ("NDA") for its investigational therapy intravenous carbamazepine, an intravenous formulation of the anti-epileptic drug carbamazepine. With acceptance of the NDA filing, we earned a $0.2 million event-based payment.

•
We completed the dosing of the last patient in its Glucagon Receptor Agonist Phase 1 Single Ascending Dose (SAD) clinical trial and also presented positive data from that trial at the American Diabetes Association Scientific Sessions meeting.

•	We received an event-based payment of $0.2 million in connection with an amendment to our license agreement with Sage Therapeutics, Inc. for the additional of a new subfield.

•
We received a $0.1 million project development fee as a result of entering into a licensing agreement and research collaboration with Omthera Pharmaceuticals. The research collaboration will target the development of novel products that utilize the proprietary Ligand-developed LTP TECHNOLOGY™ to improve lipid-lowering activity of certain omega-3 fatty acids. Under the terms of the agreement, we will be eligible to receive payments of up to $44.5 million upon the achievement of specific events, as well as tiered royalties ranging from mid to high single digit percentages of net sales.

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

•
We received 125,000 upfront shares of common stock in our partner TG Therapeutics, Inc., as a result of entering into a license agreement for the IRAK-4 Inhibitor Program. The shares were initially valued at $1.2 million. Additionally, we entered into a research agreement with TG Therapeutics and we are currently receiving R&D service payments associated with that agreement.

•
We licensed our Captisol-enabled Lamotrigine program to CURx Pharmaceuticals. Under the terms of the agreement, we are eligible to receive up to $22 million in potential milestone payments, revenue from sales of Captisol and tiered royalties on future net sales in the range of 4% to 7%.

•
In the third quarter we entered into new Captisol clinical-stage agreements with Avion Pharmaceuticals, Inc., Marinus Pharmaceuticals Inc, Boston Strategics Group and Amgen Inc., for Captisol-enabled programs.

•
We completed an offering of $245.0 million aggregate principal amount of 0.75% convertible senior notes due 2019 in a private offering to qualified institutional buyers. The conversion rate for the notes is initially equivalent to a conversion price of approximately $75 per share of common stock, and is subject to adjustment under the terms of the notes. Additionally, we entered into a convertible bond hedge and warrant transaction which increases the effective conversion price of the notes to approximately $125 per share. Concurrent with the close of the transaction, we repurchased $37.8 million of our common stock, or 680,800 shares.

Results of Operations

Three and nine months ended September 30, 2014 and 2013
Total revenues for the three and nine months ended September 30, 2014 were $15.0 million and $41.5 million, respectively, compared to $13.0 million and $34.2 million, respectively, for the same periods in 2013. We reported income from continuing operations of $0.8 million and $4.2 million for the three and nine months ended September 30, 2014, respectively, compared to $2.0 million and $7.0 million, respectively, for the same periods in 2013.

Royalty Revenue
Royalty revenues were $7.5 million and $20.6 million for the three and nine months ended September 30, 2014, respectively, compared to $5.7 million and $16.5 million, respectively, for the same periods in 2013. The increase in royalty revenue is primarily due to an increase in Promacta and Kyprolis royalties, partially offset by a decline in Avinza royalties as a result of generic competition entering the market in February 2014.

Material Sales
We recorded material sales of $6.3 million and $15.5 million for the three and nine months ended September 30, 2014, respectively, compared to $6.7 million and $12.3 million, respectively, for the same periods in 2013. The decrease in material sales of $0.4 million for the three months ended September 30, 2014 and the increase in material sales of $3.2 million for the nine months ended September 30, 2014 is due to timing of customer purchases.

Collaborative Research and Development and Other Revenues
We recorded collaborative research and development and other revenues of $1.2 million and $5.4 million for the three and nine months ended September 30, 2014, respectively, compared to $0.6 million and $5.5 million, respectively, for the same periods in 2013. The increase of $0.6 million for the three months ended September 30, 2014 is primarily due to an event based payment received in the third quarter of 2014 for EMA approval of Noxafil®. The decrease of $0.1 million for the nine months ended September 30, 2014 is due to timing of event-based payments and upfront license fees earned.

Cost of Sales
Cost of sales were $1.5 million and $5.1 million for the three and nine months ended September 30, 2014, respectively, compared to $2.5 million and $4.4 million, respectively, for the same periods in 2013. The decrease of $1.0 million for the three months ended September 30, 2014 is primarily due to the product mix of material sales. The increase of $0.7 million for the nine months ended September 30, 2014 is primarily due to an increase in material sales.

Research and Development Expenses
Research and development expenses were $3.0 million and $8.8 million for the three and nine months ended September 30, 2014, respectively, compared to $2.4 million and $6.9 million, respectively, for the same periods in 2013. The increase of $0.6 million and $1.9 million for the three and nine months ended September 30, 2014, respectively, is primarily due to an increase in stock-based compensation expense and Viking related expenses.

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

General and Administrative Expenses
General and administrative expenses were $6.7 million and $17.1 million for the three and nine months ended September 30, 2014, respectively, compared to $4.8 million and $13.6 million, respectively, for the same periods in 2013. The increase of $1.9 million and $3.5 million for three and nine months ended September 30, 2014, respectively, is primarily due to an increase in stock-based compensation expense and costs associated with business development activities.

Lease Exit and Termination Costs
In September 2010, we ceased use of our facility located in Cranbury, New Jersey. As a result, during the three months ended September 30, 2010, we recorded lease exit costs of $9.7 million for costs related to the difference between the remaining lease obligations of the abandoned operating leases, which run through August 2016, and management’s estimate of potential future sublease income, discounted to present value. Actual future sublease income may differ materially from our estimate, which would result in us recording additional expense or reductions in expense. In addition, we wrote-off approximately $5.4 million of property and equipment related to the facility closure and recorded approximately $1.8 million of severance related costs. Lease exit and termination costs were $0.2 million and $0.5 million for the three and nine months ended September 30, 2014, respectively, compared to $0.2 million and $0.4 million, respectively for the same periods in 2013. The increase for the nine months ended September 30, 2014 is primarily due to changes in sublease assumptions.

Interest Expense, net
Interest expense, net was $1.5 million and $1.9 million for the three and nine months ended September 30, 2014, respectively, compared to $0.4 million and $1.8 million, respectively, for the same periods in 2013. The increase in interest expense of $1.1 million and $0.1 million for the three and nine months ended September 30, 2014, respectively, is due to cash interest expense and non-cash debt related costs related to the 2019 Convertible Senior Notes partially offset by interest expense related to the term loan facility which was paid off in July 2014.

(Increase) decrease in Contingent Liabilities
We recorded an increase in contingent liabilities of $1.6 million and $4.9 million for the three and nine months ended September 30, 2014, respectively, compared to an increase of $0.5 million and a decrease of $0.4 million for the same periods in 2013. The increase for the three months ended September 30, 2014 primarily relates to an increase in the liability for amounts potentially due to holders of CVRs related to our CyDex acquisition of $2.8 million and is partially offset by a decrease of $1.2 million in the liability for amounts potentially due to holders of CVRs associated with our Metabasis acquisition. The increase for the nine months ended September 30, 2014 primarily relates to an increase of $5.6 million in the liability for amounts potentially due to holders of CVRs related to our CyDex acquisition and a decrease of $0.7 million in the liability for amounts potentially due to holders of CVRs associated with our Metabasis acquisition. The increase for the three months ended September 30, 2013 relates to an increase in the liability for amounts potentially due to holders of CVRs and former license holders associated with our CyDex acquisition of $1.2 million and is partially offset by a decrease in amounts potentially due to holders of CVRs associated with our Metabasis acquisition of $0.7 million. The decrease for the nine months ended September 30, 2013 is primarily due to a decrease in amounts potentially due to CyDex CVR holders and former license holders of $2.1 million related to Captisol-enabled Clopidogrel, and is partially offset by an increase in Metabasis CVRs of $1.7 million.

Income Tax Expense
We recorded income tax expense from continuing operations of $0.1 million for each of the three and nine months ended September 30, 2014, compared to income tax expense from continuing operations of $0.1 million and $0.2 million, for the three and nine months ended September 30, 2013, respectively. Our estimated annual effective rate of 3.4% is primarily attributable to deferred taxes associated with the amortization of acquired IPR&D assets for tax purposes.

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

During the three and nine months ended September 30, 2014, there were no pre-tax gains or losses recognized on the sale of the Avinza product line due to subsequent changes in certain estimates and liabilities recorded as of the sale date. During the three months ended September 30, 2013 we did not recognize a gain or loss on the sale of the Avinza product line.

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

We have incurred significant losses since inception. At September 30, 2014, our accumulated deficit was $666.4 million and we had working capital of $180.1 million. We believe that our currently available cash, cash equivalents and short-term investments, as well as our current and future royalty, license and milestone revenues and Captisol material sales will be sufficient to fund our anticipated operating and capital requirements, at a minimum, for the next twelve months.  However, our projected revenue may decrease or our expenses may increase, which could lead to our resources being consumed earlier than expected.  Although we do not believe that we will need to raise additional funds to finance our current operations through the next twelve months, if we are required to seek additional financing, there can be no assurance that such financing will be available on terms acceptable to management, or at all. We believe that cash flows from operations will increase due to Captisol sales, an increase in royalty revenues driven primarily from continued increases in Promacta and Kyprolis sales, recent product approvals and regulatory developments, as well as revenues from new licenses and event-based payments. We expect to build cash in future months as we continue to generate significant cash flows from operations. Our future operating and capital requirements will depend on many factors, including, but not limited to: the pace of scientific progress in our research and development programs; the potential success of these programs; the scope and results of preclinical testing and clinical trials; the time and costs involved in obtaining regulatory approvals; the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims; competing technological and market developments; the amount of royalties on sales of the commercial products of our partners; the efforts of our collaborative partners; obligations under our operating lease agreements; and the capital requirements of any companies we acquire. While we believe in the viability of our strategy to generate sufficient operating cash flow and in our ability to raise additional funds, there can be no assurances to that effect. Our ability to achieve our operational targets is dependent upon our ability to further implement our business plan and generate sufficient operating cash flow.

Investments

We invest our excess cash principally in U.S. government debt securities, investment-grade corporate debt securities and certificates of deposit. We have established guidelines relative to diversification and maturities that maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates. Additionally, we own certain securities which are classified as short-term investments which we received in December 2012 and June 2014 as a result of an event-based payment and an upfront license payment, respectively, under licensees.

Borrowings and Other Liabilities

Term Loan Facility

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

0.75% Convertible Senior Notes Due 2019

We have convertible debt outstanding as of September 30, 2014 related to our 2019 Convertible Senior Notes. In August 2014, we issued $245.0 million aggregate principal amount of convertible senior unsecured notes. The Notes are convertible into common stock upon satisfaction of certain conditions. Interest of 0.75% per year is payable semi-annually on August 15th and February 15th through the maturity of the notes in August 2019.

Repurchases of Common Stock
In August 2014, our Board of Directors authorized us to repurchase up to $200.0 million of our common stock for a period of up to one year. During the three and nine months ended September 30, 2014 we repurchased 692,800 common shares pursuant to the repurchase program for an aggregate purchase price of approximately $38.5 million. Subsequent to the end of the quarter through October 30, 2014, the Company repurchased an additional 110,000 common shares for an aggregate purchase price of approximately $5.0 million.

Public Offerings

In October 2013, we filed a universal shelf registration statement with the Securities and Exchange Commission, or the SEC, that was automatically declared effective due to our status as a well-known seasoned issuer. This registration statement provides additional financial flexibility for us to sell shares of common stock or other equity or debt securities as needed at any time, including through our at-the-market equity issuance program. During the three and nine months ended September 30, 2014, we did not issue any common shares through this at-the-market equity issuance program.

Cash Flows

Operating Activities

Operating activities generated cash of $10.3 million for the nine months ended September 30, 2014, compared to $8.7 million for the same period in 2013.

The cash generated for the nine months ended September 30, 2014 reflects net income of $4.2 million, adjusted by $14.8 million of non-cash items to reconcile net income to net cash generated from operations. These reconciling items primarily reflect an increase in the estimated fair value of contingent liabilities of $4.9 million, depreciation and amortization of $2.0 million, stock-based compensation of $8.8 million, amortization of debt discount and issuance fees of $1.2 million, deferred income taxes of $0.1 million and accretion of notes payable of $0.2 million, partially offset by a non-cash upfront fee received of $1.2 million and a realized gain on investments of $1.2 million. The cash generated during the nine months ended September 30, 2014 is further impacted by changes in operating assets and liabilities due primarily to an increase in accounts receivable of $3.6 million, an increase in other current assets of $0.6 million, an increase in other long-term assets of $1.2 million and an increase in accounts payable and accrued liabilities of $3.5 million, partially offset by a decrease in inventory of $0.3 million.

The cash generated for the nine months ended September 30, 2013 reflects net income of $9.6 million, adjusted by $2.6 million of gain from discontinued operations and $6.8 million of non-cash items to reconcile the net income to net cash generated in operations. These reconciling items primarily reflect depreciation and amortization of $2.0 million, share-based compensation of $4.1 million, the change in deferred income taxes of $0.2 million, write-off of IPR&D of $0.5 million, and accretion of note payable of $0.3 million, partially offset by the decrease in the estimated fair value of contingent liabilities of $0.4 million. The cash generated during the nine months ended September 30, 2013 is further impacted by changes in operating assets and liabilities due primarily to an increase in accounts receivable of $0.9 million, increase in other current assets of $0.7 million, decrease in accounts payable and accrued liabilities of $2.3 million, decrease in other liabilities of $0.4 million, and a decrease in deferred revenue of $0.4 million, partially offset by a decrease in cash paid for inventory of $0.1 million and a decrease in other long term assets of $0.2 million. Cash used in operating activities of discontinued operations was $0.6 million for the nine months ended September 30, 2013.

Investing Activities

Investing activities used cash of $0.3 million for the nine months ended September 30, 2014, compared to $4.0 million for the same period in 2013.

Cash used by investing activities during the nine months ended September 30, 2014 primarily reflects payments to CVR holders and other contingency payments of $1.9 million, partially offset by proceeds from short-term investments of $1.5 million and proceeds from the sale of equipment of $0.1 million.

Cash used by investing activities during the nine months ended September 30, 2013 primarily reflects the purchase of commercial license rights of $3.6 million.

Financing Activities

Financing activities provided cash of $159.0 million for the nine months ended September 30, 2014, compared to use of cash of $13.8 million for the same period in 2013.

Cash used by financing activities for the nine months ended September 30, 2014 primarily reflects gross proceeds received from the issuance of the 2019 Convertible Senior Notes of $245.0 million, proceeds from issuance of warrants of $11.6 million, and $4.1 million of proceeds received from stock option exercises and our employee stock purchase plan, partially offset by repayment of debt of $9.4 million, purchase of convertible bond hedge of $48.1 million, payment for share repurchases of $38.5 million and payment of debt issuance costs of $5.7 million.

Cash used by financing activities for the nine months ended September 30, 2013 primarily reflects $16.2 million of repayment of debt, partially offset by proceeds from stock option exercises and our employee stock purchase plan of $2.4 million.

Other

In connection with the acquisition of Metabasis in January 2010, Metabasis security holders received CVRs under four CVR agreements. The CVRs entitle the holders to cash payments upon the sale or licensing of certain assets and upon the achievement of specified milestones. The fair value of the liability at September 30, 2014 was $3.5 million, and as of December 31, 2013 was $4.2 million.

In connection with the acquisition of CyDex in January 2011, we issued a series of CVRs and also assumed certain contingent liabilities. In 2011, $0.9 million was paid to the CyDex shareholders upon completion of a licensing agreement with the Medicines Company for the Captisol-enabled Intravenous formulation of Clopidogrel. An additional $2.0 million was paid to the CyDex shareholders upon acceptance by the FDA of Onyx’s NDA, $4.3 million was paid in January 2012 under the terms of the agreement, and an additional $3.5 million was paid upon approval by the FDA of Kyprolis for the potential treatment of patients with relapsed and refractory multiple myeloma. We recorded a cash payment of $0.1 million for the Topiramate orphan drug designation milestone to former license holders. We may be required to make additional payments upon achievement of certain clinical and regulatory milestones to the CyDex shareholders and former license holders. In addition, we will pay CyDex shareholders, for each respective year from 2014 through 2016, 20% of all CyDex-related revenue, but only to the extent that, and beginning only when, CyDex-related revenue for such year exceed $15.0 million; plus an additional 10% of all CyDex-related revenue recognized during such year, but only to the extent that, and beginning only when aggregate CyDex-related revenue for such year exceeds $35.0 million. We have paid $2.8 million to the CyDex shareholders for revenue sharing payments under the terms of the CVR agreement. The estimated fair value of the contingent liabilities recorded as part of the CyDex acquisition at September 30, 2014 was $12.9 million.

Leases and Off-Balance Sheet Arrangements

We lease our office and research facilities under operating lease arrangements with varying terms through November 2021. Some of our agreements provide for increases in annual rents based on changes in the Consumer Price Index or fixed percentage increases ranging from 3.0% to 3.5%. We also sublease a portion of our facilities through August 2016. The sublease agreement provides for a 3% increase in annual rents. We had no off-balance sheet arrangements at September 30, 2014 and December 31, 2013.

Contractual Obligations

As of September 30, 2014, future minimum payments due under our contractual obligations were as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 year	2-3 years	4-5 years	More than 5 years
Obligations for uncertain tax positions (1)	$—	$—	$—	$—	$—
Co-promote termination obligations (2)	$523	$523	$—	$—	$—
Purchase obligations (3)	$11,005	$11,005	$—	$—	$—
Contingent liabilities (4)	$1,526	$1,526	$—	$—	$—
Note and interest payment obligations (5)	$254,188	$1,838	$3,675	$248,675	$—
Operating lease obligations (6)	$10,440	$5,220	$3,914	$1,306	$—

(1)	Expected payments related to obligations for uncertain tax positions cannot be reasonably estimated.

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

(5)	Note and interest payment obligations represent principal and interest payments due under the 2019 Convertible Senior Notes.

(6)
We lease office and research facilities that we have fully vacated under operating lease arrangements expiring in July 2015 and August 2016. We sublet portions of these facilities through the end of our lease. As of September 30, 2014, we expect to receive aggregate future minimum lease payments totaling $1.7 million (nondiscounted) over the duration of the sublease agreement (not included in the table above) as follows: less than one year: $1.3 million, and two to three years: $0.4 million.

We are also required under our CyDex CVR Agreement to invest at least $1.5 million per year, inclusive of employee expenses, in the acquired business through the year ended 2015. As of September 30, 2014, we have exceeded that amount for the year ended December 31, 2014.

Critical Accounting Policies

Certain of our policies require the application of management judgment in making estimates and assumptions that affect the amounts reported in our consolidated financial statements and the disclosures made in the accompanying notes. Those estimates and assumptions are based on historical experience and various other factors deemed applicable and reasonable under the circumstances. The use of judgment in determining such estimates and assumptions is by nature, subject to a degree of uncertainty. Accordingly, actual results could differ materially from the estimates made. There have been no material changes in our accounting policies as disclosed in our annual report on Form 10-K for the year ended December 31, 2013, with the exception of policies put in place with regards to the 2019 Convertible Senior Notes and the Viking Therapeutics, Inc. consolidated variable interest entity.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from interest rates and equity prices which could affect our results of operations, financial condition and cash flows. We manage our exposure to these market risks through our regular operating and financing activities.

Investment Portfolio Risk
At September 30, 2014, our investment portfolio included investments in available-for-sale equity securities of $5.9 million. These securities are subject to market risk and may decline in value based on market conditions.

Equity Price Risk

Our 2019 Convertible Senior Notes include conversion and settlement provisions that are based on the price of our common stock at conversion or maturity of the notes, as applicable. The minimum amount of cash we may be required to pay is $245.0 million, but will ultimately be determined by the price of our common stock. The fair values of our 2019 Convertible Senior Notes are dependent on the price and volatility of our common stock and will generally increase or decrease as the market price of our common stock changes. In connection with the issuance with the 2019 Convertible Senior Notes, to minimize the impact of potential dilution to our common stock upon the conversion of such notes, we entered into convertible bond hedges covering 3,264,643 shares of our common stock. Concurrently with entering into the convertible bond hedge transactions, we entered into warrant transactions whereby we sold warrants with an exercise price of approximately $125.08 per share, subject to adjustment. Throughout the term of the 2019 Convertible Senior Notes, the notes may have a dilutive effect on our earnings per share to the extent the stock price exceeds the conversion price of the notes. Additionally, the warrants may have a dilutive effect on our earnings per share to the extent the stock price exceeds the strike price of the warrants.

Foreign currency risk

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

Interest rate risk
We are exposed to market risk involving rising interest rates. To the extent interest rates rise, our interest costs could increase. An increase in interest costs of 10% would not have a material impact on our financial condition, results of operations or cash flows.

ITEM 4.	CONTROLS AND PROCEDURES

As of September 30, 2014, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit pursuant to the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

We have implemented standards and procedures related to the consolidation of a VIE, Viking Therapeutics, Inc., and related to the issuance of the 2019 Convertible Senior Notes. Other than these changes, there have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter of the fiscal year to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time we are subject to various lawsuits and claims with respect to matters arising out of the normal course of our business. Due to the uncertainty of the ultimate outcome of these matters, the impact on future financial results is not subject to reasonable estimates.

Securities Litigation
           On June 8, 2012, a federal securities class action and shareholder derivative lawsuit was filed in the Eastern District of Pennsylvania against Genaera Corporation and its officers, directors, major shareholders and trustee ("Genaera Defendants") for allegedly breaching their fiduciary duties to Genaera shareholders.  The lawsuit also names us and our CEO, as additional defendants for allegedly aiding and abetting the Genaera Defendants' various breaches of fiduciary duties based on our purchase of a licensing interest in a development-stage pharmaceutical drug program from the Genaera Liquidating Trust in May 2010 and our subsequent sale of half of its interest in the transaction to Biotechnology Value Fund, Inc.
Following an amendment to the complaint and a round of motions to dismiss, the court dismissed the amended complaint with prejudice on August 12, 2013.  Plaintiff appealed that dismissal on September 10, 2013, and the Third Circuit reversed on October 17, 2014.  We intend to continue to vigorously defend the claims against us and our CEO.  Due to the complex nature of the legal and factual issues involved, however, the outcome of this matter is not presently determinable.

Other Litigation
                On June 19, 2014, a complaint was filed in California Superior Court seeking attorneys’ fees in connection with claims related to executive compensation matters described in our June 6, 2013 supplemental proxy materials.  On August 1, 2014 we filed an answer denying all allegations in the complaint and asserting several affirmative defenses.  Management believes the fees demanded by plaintiffs’ counsel are excessive and we intend to defend ourselves vigorously in the litigation.  Due to the complex nature of the legal and factual issues involved, however, the outcome of this matter is not presently determinable.

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

Our success will depend on our ability and the ability of our collaborative partners to avoid infringing the proprietary rights of others, both in the United States and in foreign countries. In addition, disputes with licensors under our license agreements may arise which could result in additional financial liability or loss of important technology and potential products and related revenue, if any. Further, the manufacture, use or sale of our potential products or our collaborative partners' products or potential products may infringe the patent rights of others. This could impact Captisol, Promacta, Kyprolis, Avinza, Duavee, Viviant, Conbriza, Nexterone, and other products or potential products.

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

In addition, we have agreed to indemnify Eisai and King Pharmaceuticals (now a subsidiary of Pfizer), under certain circumstances pursuant to the asset purchase agreements we entered into in connection with the sale of our prior commercial product lines.  Some of our indemnification obligations still remain and our potential liability in certain circumstances is not limited to specific dollar amounts. We cannot predict the liabilities that may arise as a result of these matters. Any claims related to our indemnification obligations to Pfizer or Eisai could materially and adversely affect our financial condition. In addition, Pfizer assumed our obligation to make payments to Organon based on net sales of Avinza (the fair value of which was $0.5 million as of September 30, 2014).  We remain liable to Organon in the event Pfizer defaults on this obligation. Any requirement to pay a material amount to Organon could adversely affect our business and the price of our securities. The sale of our prior commercial product lines does not relieve us of exposure to product liability risks on products we sold prior to divesting these product lines. A successful product liability claim or series of claims brought against us may not be insured against and could result in payment of significant amounts of money and divert management's attention from our business.

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

We recently sold $245.0 million aggregate principal amount of 0.75% Convertible Senior Notes, which may impact our financial results, result in the dilution of existing stockholders, and restrict our ability to take advantage of future opportunities.

In August of 2014, we sold $245.0 million aggregate principal amount of 0.75% Convertible Senior Notes due 2019, or the 2019 Convertible Senior Notes. We will be required to pay interest on the 2019 Convertible Senior Notes until they come due or are converted, and the payment of that interest will reduce our net income. The sale of the 2019 Convertible Senior Notes may also affect our earnings per share figures, as accounting procedures require that we include in our calculation of earnings per share the number of shares of our common stock into which the 2019 Convertible Senior Notes are convertible. The 2019 Convertible Senior Notes may be converted, under the conditions and at the premium specified in the 2019 Convertible Senior Notes, into cash and shares of our common stock, if any (subject to our right to pay cash in lieu of all or a portion of such shares). If shares of our common stock are issued to the holders of the 2019 Convertible Senior Notes upon conversion, there will be dilution to our shareholders equity. Upon the occurrence of certain circumstances, holders of the 2019 Convertible Senior Notes may require us to purchase all or a portion of their notes for cash, which may require the use of a substantial amount of cash. If such cash is not available, we may be required to sell other assets or enter into alternate financing arrangements at terms that may or may not be desirable. The existence of the 2019 Convertible Senior Notes and the obligations that we incurred by issuing them may restrict our ability to take advantage of certain future opportunities, such as engaging in future debt or equity financing activities. As of September 30, 2014, no events have occurred which would trigger settlement of the notes in cash.
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

Purchases of Equity Securities By the Issuer and Affiliated Purchasers
The following table presents information regarding repurchases by us of our common stock during the quarter ended September 30, 2014 under the stock repurchase program approved by our board of directors on August 11, 2014, under which we may acquire up to $200.0 million of our common stock in open market and negotiated purchases for a period of one year.

ISSUER PURCHASES OF EQUITY SECURITIES

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
July 1 -July 31, 2014	—	$—	—	$—
August 1 - August 31, 2014	692,800	55.60	692,800	161,477
September 1 - September 30, 2014	—	—	—	—
Total	692,800	$55.60	692,800	$161,477

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The Exhibit Index to this Quarterly Report on Form 10-Q is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	October 31, 2014	By:	/s/ Nishan de Silva
Nishan de Silva
Vice President, Finance and Strategy and Chief Financial Officer
Duly Authorized Officer and Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

4.1

Indenture, dated as of August 18, 2014, between the Company and Wilmington Trust, National Association, as trustee, including the form of 0.75% Convertible Senior Notes due 2019 (incorporated by reference to the Company’s Current Report on Form 8-K filed on August 18, 2014).

10.1
Letter Agreement, dated as of August 12, 2014, between Bank of America, N.A. and the Company regarding the Base Convertible Note Hedge Transactions (incorporated by reference to the Company’s Current Report on Form 8-K filed on August 18, 2014).

10.2
Letter Agreement, dated as of August 12, 2014, between Bank of America, N.A. and the Company regarding the Base Warrant Transactions (incorporated by reference to the Company’s Current Report on Form 8-K filed on August 18, 2014).

10.3
Letter Agreement, dated as of August 12, 2014, between Deutsche Bank AG, London Branch and the Company regarding the Base Convertible Note Hedge Transactions (incorporated by reference to the Company’s Current Report on Form 8-K filed on August 18, 2014).

10.4
Letter Agreement, dated as of August 12, 2014, between Deutsche Bank AG, London Branch and the Company regarding the Base Warrant Transactions (incorporated by reference to the Company’s Current Report on Form 8-K filed on August 18, 2014).

10.5
Letter Agreement, dated as of August 14, 2014, between Bank of America, N.A. and the Company regarding the Additional Convertible Note Hedge Transactions (incorporated by reference to the Company’s Current Report on Form 8-K filed on August 18, 2014).

10.6
Letter Agreement, dated as of August 14, 2014, between Bank of America, N.A. and the Company regarding the Additional Warrant Transactions (incorporated by reference to the Company’s Current Report on Form 8-K filed on August 18, 2014).

10.7
Letter Agreement, dated as of August 14, 2014, between Deutsche Bank AG, London Branch and the Company regarding the Additional Convertible Note Hedge Transactions (incorporated by reference to the Company’s Current Report on Form 8-K filed on August 18, 2014).

10.8
Letter Agreement, dated as of August 14, 2014, between Deutsche Bank AG, London Branch and the Company regarding the Additional Warrant Transactions (incorporated by reference to the Company’s Current Report on Form 8-K filed on August 18, 2014).

10.9†	First Amendment to Master License Agreement, dated as of September 6, 2014, among Metabasis Therapeutics, Inc., the Company and Viking Therapeutics, Inc.
31.1	Certification by Principal Executive Officer, Pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Principal Financial Officer, Pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Principal Executive Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Principal Financial Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

† Confidential treatment has been requested for portions of this exhibit. These portions have been omitted and submitted separately to the Securities and Exchange Commission.