Form 10-K/A
period 2013-12-31
LIGAND PHARMACEUTICALS INC
filed 2014-12-01
CIK 886163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________________________________________
FORM 10-K/A
Amendment No. 1
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

As of November 24, 2014, the Registrant had 19,885,775 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Registrant’s 2014 Annual Meeting of Stockholders filed with the Commission on April 21, 2014 are incorporated by reference in Part III of this Annual Report on Form 10-K. With the exception of those portions that are specifically incorporated by reference in this Annual Report on Form 10-K, such Proxy Statement shall not be deemed filed as part of this Report or incorporated by reference herein.

EXPLANATORY NOTE

Ligand Pharmaceuticals Incorporated (“the Company”) is filing this Amendment No. 1 (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2013, originally filed with the Securities and Exchange Commission (the “SEC”) on February 24, 2014 (the “Original Filing Date”), solely for the purpose of revising the certifications on Exhibits 31.1, 31.2, 32.1 and 32.2 to reflect corrected references to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013. This Amendment speaks as of the Original Filing Date, has not been revised to reflect events that have occurred subsequent to the Original Filing Date, and does not modify or update in any way any other disclosures made in the original Form 10-K. Consequently, this Amendment should be read in conjunction with the Company’s other filings with the SEC made subsequent to the Original Filing Date.

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

10.3#	2002 Stock Incentive Plan (as amended and restated through May 31, 2012) (incorporated by reference to the Company’s Registration Statement on Form S-8 filed on July 5, 2012 as amended).

10.4#	2002 Employee Stock Purchase Plan (as amended effective July 1, 2009) (incorporated by reference to the Company’s Registration Statement on Form S-8 filed on June 22, 2009).

10.5# *	Form of Stock Option Grant Notice and Stock Option Agreement under the Company’s 2002 Stock Incentive Plan

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

14.1	Code of Business Conduct and Ethics (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

21.1	Subsidiaries of the Company (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011).

23.1	Consent of independent registered public accounting firm-Grant Thornton LLP

Exhibit Number	Description

24.1*	Power of Attorney

31.1	Certification by Principal Executive Officer, Pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer, Pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

†	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted and submitted separately to the Securities and Exchange Commission.

#	Indicates management contract or compensatory plan.

*	Previously filed with Company's original 10-K filed on February 24, 2014

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIGAND PHARMACEUTICALS INCORPORATED

By:	/S/ JOHN L. HIGGINS
John L. Higgins,
President and Chief Executive Officer
Date: December 1, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN L. HIGGINS	President, Chief Executive Officer and Director (Principal Executive Officer)	December 1, 2014
John L. Higgins

/s/ Nishan de Silva	Vice President, Finance and Strategy and Chief Financial Officer (Principal Financial Officer)	December 1, 2014
Nishan de Silva

/s/ Melanie J. Herman	Director of Accounting (Principal Accounting Officer)	December 1, 2014
Melanie J. Herman

*	Director	December 1, 2014
Jason M. Aryeh

*	Director	December 1, 2014
Todd C. Davis

*	Director	December 1, 2014
David M. Knott

*	Director	December 1, 2014
John W. Kozarich

*	Director	December 1, 2014
John L. LaMattina

*	Director	December 1, 2014
Sunil Patel

*	Director	December 1, 2014
Stephen L. Sabba

*By:

/S/ JOHN L. HIGGINS
John L. Higgins
Attorney-in-fact