Form 10-K/A
period 2013-12-31
LIGAND PHARMACEUTICALS INC
filed 2014-12-12
CIK 886163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________________________________________
FORM 10-K/A
Amendment No. 2
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

As of December 12, 2014, the Registrant had 19,645,775 shares of Common Stock outstanding.

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

EXPLANATORY NOTE

Ligand Pharmaceuticals Incorporated (“the Company”) is filing this Amendment No. 2 (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2013, originally filed with the Securities and Exchange Commission (the “SEC”) on February 24, 2014 (the “Original Filing Date”) and amended on Form 10-K/A (the “Amended Form 10-K/A”) on December 1, 2014 (the “Amended Filing Date”), solely for the purpose of correcting coding errors in certain dates included in the XBRL (“eXtensible Business Reporting Language”) exhibits filed with the Amended Form 10-K/A and updated references in the consent of independent registered public accounting firm. This Amendment speaks as of the Original Filing Date, has not been revised to reflect events that have occurred subsequent to the Original Filing Date, and does not modify or update in any way any other disclosures made in the original Form 10-K. Consequently, this Amendment should be read in conjunction with the Company’s other filings with the SEC made subsequent to the Original Filing Date.

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
Code of Conduct
The Board of Directors has adopted a Code of Conduct and Ethics Policy (“Code of Conduct”) that applies to all officers, directors and employees. The Company will promptly disclose any material amendment or waiver to the Code of Conduct which affects any corporate officer. The Code of Conduct can be accessed via our website (http://www.ligand.com), Corporate Overview page. You may also request a free copy by writing to: Investor Relations, Ligand Pharmaceuticals Incorporated, 11119 North Torrey Pines Road, Suite 200, La Jolla, CA 92037.
The other information under Item 10 is hereby incorporated by reference to Ligand’s Definitive Proxy Statement filed with the SEC on April 21, 2014.

Item 11.	Executive Compensation
Item 11 is hereby incorporated by reference to Ligand’s Definitive Proxy Statement filed with the SEC on April 21, 2014.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 12 is hereby incorporated by reference from Ligand’s Definitive Proxy Statement filed with the SEC on April 21, 2014.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
Item 13 is hereby incorporated by reference to Ligand’s Definitive Proxy Statement to be filed with the SEC on April 21, 2014.

Item 14.	Principal Accountant Fees and Services
Item 14 is hereby incorporated by reference to Ligand’s Definitive Proxy Statement filed with the SEC on April 21, 2014.

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
Date: December 12, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN L. HIGGINS	President, Chief Executive Officer and Director (Principal Executive Officer)	December 12, 2014
John L. Higgins

/s/ NISHAN DE SILVA	Vice President, Finance and Strategy and Chief Financial Officer (Principal Financial Officer)	December 12, 2014
Nishan de Silva

/s/ MELANIE J. HERMAN	Director of Accounting (Principal Accounting Officer)	December 12, 2014
Melanie J. Herman

*	Director	December 12, 2014
Jason M. Aryeh

*	Director	December 12, 2014
Todd C. Davis

*	Director	December 12, 2014
David M. Knott

*	Director	December 12, 2014
John W. Kozarich

*	Director	December 12, 2014
John L. LaMattina

*	Director	December 12, 2014
Sunil Patel

*	Director	December 12, 2014
Stephen L. Sabba

*By:	/S/ JOHN L. HIGGINS
John L. Higgins,
Attorney-in-fact