Form 10-Q
period 2015-03-31
LIGAND PHARMACEUTICALS INC
filed 2015-05-11
CIK 886163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________________________
FORM 10-Q
________________________________________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2015
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

Large Accelerated Filer	☒		Accelerated Filer	☐
Non-Accelerated Filer	☐	(Do not check if a smaller reporting company)	Smaller Reporting Company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 1, 2015, the registrant had 19,666,748 shares of common stock outstanding.

LIGAND PHARMACEUTICALS INCORPORATED
QUARTERLY REPORT

FORM 10-Q

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
LIGAND PHARMACEUTICALS INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share data)

	March 31,	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents (including $327 and $756 related to a VIE, respectively)	$165,766	$160,203
Short-term investments	11,459	7,133
Accounts receivable	7,423	12,634
Inventory	2,821	269
Capitalized IPO expenses, VIE	2,408	2,268
Other current assets	926	1,520
Current debt issuance costs	822	809
Current co-promote termination payments receivable	88	322
Total current assets	191,713	185,158
Restricted cash and investments	600	1,261
Property and equipment, net	440	486
Intangible assets, net	50,129	50,723
Goodwill	12,238	12,238
Commercial license rights	4,568	4,568
Long-term debt issuance costs	3,177	3,388
Other assets	358	207
Total assets	$263,223	$258,029
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable (including $2,397 and $2,211 related to a VIE, respectively)	$7,442	$7,698
Accrued liabilities	4,263	4,866
Current contingent liabilities	3,692	6,796
Current deferred income taxes	258	257
Current note payable, VIE	348	334
Current co-promote termination liability	88	322
Current lease exit obligations	1,999	2,356
Current deferred revenue	67	150
Total current liabilities	18,157	22,779
Long-term deferred revenue, net	2,085	2,085
Long-term lease exit obligations	577	934
Deferred income taxes	2,797	2,792
Long-term contingent liabilities	8,213	8,353
Long-term debt, net	198,219	195,908
Other long-term liabilities	780	770
Total liabilities	230,828	233,621
Commitments and Contingencies
Stockholders' equity:
Common stock, $0.001 par value; 33,333,333 shares authorized; 19,658,357 and 19,575,150 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	20	20
Additional paid-in capital	684,355	680,660
Accumulated other comprehensive income	9,334	4,953
Accumulated deficit	(658,561)	(659,315)
Total stockholders' equity attributable to Ligand Pharmaceuticals	35,148	26,318
Noncontrolling interests	(2,753)	$(1,910)
Total liabilities and stockholders' equity	$263,223	$258,029
See accompanying notes.

LIGAND PHARMACEUTICALS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except share data)

	Three months ended
	March 31,
	2015	2014
Revenues:
Royalties	$10,287	$7,850
Material sales	3,729	5,715
Collaborative research and development and other revenues	586	2,393
Total revenues	14,602	15,958
Operating costs and expenses:
Cost of sales	1,074	2,451
Research and development	3,962	3,131
General and administrative	5,994	5,072
Lease exit and termination costs	223	204
Total operating costs and expenses	11,253	10,858
Income from operations	3,349	5,100
Other (expense) income:
Interest expense, net	(2,973)	(248)
Increase in contingent liabilities	(3)	(1,948)
Other, net	(447)	(754)
Total other expense, net	(3,423)	(2,950)
(Loss) income before income taxes	(74)	2,150
Income tax expense	(15)	(53)
(Loss) income from operations	(89)	2,097
Net (loss) income including noncontrolling interests:	(89)	2,097
Less: Net loss attributable to noncontrolling interests	(843)	—
Net income	$754	$2,097

Per share amounts attributable to Ligand common shareholders:
Basic and diluted net income per share	$0.04	$0.10

Weighted-average number of common shares-basic	19,611,881	20,600,683
Weighted-average number of common shares-diluted	20,630,788	21,208,023

See accompanying notes.

LIGAND PHARMACEUTICALS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands)

	Three months ended
	March 31,
	2015	2014
Net income	$754	$2,097
Unrealized net gain on available-for-sale securities, net of tax of $0	4,614	8,222
Less: Reclassification of net realized gains included in net income	(234)	(193)
Comprehensive income	$5,134	$10,126

See accompanying notes.

LIGAND PHARMACEUTICAL INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three months ended
	March 31,
	2015	2014
Operating activities
Net income (loss) including noncontrolling interests	$(89)	$2,097
Adjustments to reconcile net (loss) income including noncontrolling interests to net cash provided by operating activities:
Non-cash change in estimated fair value of contingent liabilities	3	1,948
Realized gain (loss) on sale of short-term investment	447	(481)
Gain on write-off of assets	—	109
Depreciation and amortization	650	668
Amortization of debt discount and issuance fees	2,509	—
Stock-based compensation	2,914	2,067
Deferred income taxes	6	53
Accretion of note payable	14	100
Other	(1)	—
Changes in operating assets and liabilities:
Accounts receivable	5,211	(2,451)
Inventory	(150)	(557)
Other current assets	445	118
Other long-term assets	(291)	24
Accounts payable and accrued liabilities	(4,667)	(1,002)
Restricted cash	661	—
Deferred revenue	(83)	(116)
Net cash provided by operating activities	7,579	2,577
Investing activities
Payments to CVR holders and other contingency payments	(3,247)	(1,618)
Purchases of property and equipment	(10)	(6)
Proceeds from sale of property and equipment	1	—
Proceeds from sale of short-term investments	459	626
Net cash used in investing activities	(2,797)	(998)
Financing activities
Repayment of debt	—	(3,436)
Net proceeds from stock option exercises and ESPP	781	3,195
Net cash provided by (used in) financing activities	781	(241)
Net increase in cash and cash equivalents	5,563	1,338
Cash and cash equivalents at beginning of period	160,203	11,639
Cash and cash equivalents at end of period	$165,766	$12,977

Supplemental disclosure of cash flow information
Interest paid	$903	$110
Taxes paid	$11	$—
Supplemental schedule of non-cash activity
Accrued inventory purchases	$2,402	$—
Unrealized gain on AFS investments	$4,614	$8,222

See accompanying notes

LIGAND PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Basis of Presentation

Ligand Pharmaceuticals Incorporated, a Delaware corporation (the "Company" or "Ligand") is a biopharmaceutical company with a business model that is based upon the concept of developing or acquiring royalty revenue generating assets and coupling them with a lean corporate cost structure. By diversifying the portfolio of assets across numerous technology types, therapeutic areas, drug targets, and industry partners, the Company offers investors an opportunity to invest in the increasingly complicated and unpredictable pharmaceutical industry. These therapies address the unmet medical needs of patients for a broad spectrum of diseases including hepatitis, multiple myeloma, muscle wasting, Alzheimer’s disease, dyslipidemia, diabetes, anemia, asthma, focal segmental glomerulosclerosis, ("FSGS"), and osteoporosis. Ligand has established multiple alliances with the world’s leading pharmaceutical companies including Novartis, Amgen, Inc., Merck, Pfizer, and Baxter International. The Company’s principal market is the United States. The Company sold its Oncology Product Line ("Oncology") and Avinza Product Line ("Avinza") on October 25, 2006 and February 26, 2007, respectively. The operating results for Oncology and Avinza have been presented in the accompanying condensed consolidated financial statements as "Discontinued Operations."

The Company had net income of $0.8 million for the quarter ended March 31, 2015. As of March 31, 2015, the Company’s accumulated deficit was approximately $658.6 million and the Company had working capital of approximately $173.6 million. The Company believes that its currently available cash, cash equivalents and short-term investments, as well as its current and future royalty, license and milestone revenues and Captisol material sales will be sufficient to fund operating and capital requirements, at a minimum, through the next 12 months.  The Company expects to build cash in future months as it continues to generate significant cash flows from operations. The ability of the Company to achieve its operational targets is dependent upon the Company’s ability to further implement its business plan and generate sufficient operating cash flow.

Principles of Consolidation

The accompanying consolidated financial statements include Ligand and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Basis of Presentation

The Company’s accompanying unaudited condensed consolidated financial statements as of March 31, 2015 and for the three months ended March 31, 2015 and 2014 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for annual financial statements. The Company’s unaudited condensed consolidated balance sheet at December 31, 2014 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations of the Company and its subsidiaries, have been included. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. These financial statements should be read in conjunction with the consolidated financial statements and notes therein included in the Company’s annual report on Form 10-K for the year ended December 31, 2014.

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

Income Per Share

Basic income per share is calculated by dividing net income by the weighted-average number of common shares and vested restricted stock units outstanding. Diluted income per share is computed by dividing net income by the weighted-average number of common shares and vested restricted stock units outstanding and the weighted-average number of dilutive common stock equivalents, including stock options, non-vested restricted stock units, convertible notes and warrants. Common stock equivalents are only included in the diluted income per share calculation when their effect is dilutive. The total number of potential common shares excluded from the computation of diluted income per share because their inclusion would have been anti-dilutive was 4.5 million and 1.0 million, as of March 31, 2015 and 2014, respectively.

The following table sets forth the computation of basic and diluted net income per share for the periods indicated (in thousands, except per share amounts):

	Three months ended
	March 31,
	2015	2014
Net income	$754	$2,097

Shares used to compute basic income per share	19,611,881	20,600,683
Dilutive potential common shares:
Restricted stock	61,538	60,602
Stock options	957,369	546,738
Shares used to compute diluted income per share	20,630,788	21,208,023

Basic per share amounts:
Net income	$0.04	$0.10

Diluted per share amounts:
Net income	$0.04	$0.10

Cash and Cash Equivalents
Cash and cash equivalents consist of cash, money market accounts, and certificates of deposit with original maturities of three months or less from the date of acquisition.
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
The following table summarizes the various investment categories at March 31, 2015 and December 31, 2014 (in thousands):

	Cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
March 31, 2015
Short-term investments	$2,125	$9,334	$—	$11,459
Certificates of deposit-restricted	600	—	—	600
	$2,725	$9,334	$—	$12,059
December 31, 2014
Short-term investments	$2,179	$4,954	$—	$7,133
Certificates of deposit-restricted	1,261	—	—	1,261
	$3,440	$4,954	$—	$8,394

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash equivalents, investments and accounts receivable.

The Company invests its excess cash principally in U.S. government debt securities, investment-grade corporate debt securities and certificates of deposit. The Company has established guidelines relative to diversification and maturities that maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates. The Company did not experience any significant losses on its cash equivalents, short-term investments or restricted investments for either of the periods ending March 31, 2015 and December 31, 2014.

As of March 31, 2015 and December 31, 2014, cash deposits held at financial institutions in excess of FDIC insured amounts of $250,000 were approximately $107.3 million and $91.7 million, respectively.

Accounts receivable from three customers were 77% of total accounts receivable at March 31, 2015. Accounts receivable from two customers was 64% of total accounts receivable at December 31, 2014.

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

Inventory

Inventory is stated at the lower of cost or market value. The Company determines cost using the first-in, first-out method. The Company analyzes its inventory levels periodically and writes down inventory to its net realizable value if it has become obsolete, has a cost basis in excess of its expected net realizable value or is in excess of expected requirements. There were no write downs related to obsolete inventory recorded for the three months ended March 31, 2015 and 2014.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts based on the best estimate of the amount of probable losses in the Company’s existing accounts receivable. Accounts receivable that are outstanding longer than their contractual payment terms, ranging from 30 to 90 days, are considered past due. When determining the allowance for doubtful accounts, several factors are taken into consideration, including historical write-off experience and review of specific customer accounts for collectability. Account balances are charged off against the allowance after collection efforts have been exhausted and the potential for recovery is considered remote. There was no allowance for doubtful accounts included in the balance sheets at March 31, 2015 and 2014.

Property and Equipment

Property and equipment is stated at cost and consists of the following (in thousands):

	March 31,	December 31,
	2015	2014
Lab and office equipment	$2,176	$2,232
Leasehold improvements	273	273
Computer equipment and software	632	624
	3,081	3,129
Less accumulated depreciation and amortization	(2,641)	(2,643)
Total property and equipment, net	$440	$486

Depreciation of equipment is computed using the straight-line method over the estimated useful lives of the assets, which range from three to ten years. Leasehold improvements are amortized using the straight-line method over their estimated useful lives or their related lease term, whichever is shorter. Depreciation expense recognized for each of the three months ended March 31, 2015 and 2014 was $0.1 million. Depreciation expense is included in operating expenses.

Goodwill and Other Identifiable Intangible Assets

Goodwill and other identifiable intangible assets consist of the following (in thousands):

	March 31,	December 31,
	2015	2014
Indefinite lived intangible assets
Acquired in-process research and development	$12,556	$12,556
Goodwill	12,238	12,238
Definite lived intangible assets
Complete technology	15,267	15,267
Less: Accumulated amortization	(3,189)	(2,999)
Trade name	2,642	2,642
Less: Accumulated amortization	(553)	(519)
Customer relationships	29,600	29,600
Less: Accumulated amortization	(6,194)	(5,824)
Total goodwill and other identifiable intangible assets, net	$62,367	$62,961

Amortization of definite-lived intangible assets is computed using the straight-line method over the estimated useful life of the asset of 20 years. Amortization expense of $0.6 million was recognized for each of the three months ended March 31, 2015 and 2014. Estimated amortization expense for the years ending December 31, 2015 through 2019 is $2.4 million per year.

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
Acquired In-Process Research and Development

Intangible assets related to acquired in-process research and development ("IPR&D") are considered to be indefinite-lived until the completion or abandonment of the associated research and development efforts. During the period the assets are considered to be indefinite-lived, they will not be amortized but will be tested for impairment on an annual basis and between annual tests if the Company becomes aware of any events occurring or changes in circumstances that would indicate a reduction in the fair value of the IPR&D projects below their respective carrying amounts. If and when development is complete, which generally occurs if and when regulatory approval to market a product is obtained, the associated assets would be deemed definite-lived and would then be amortized based on their respective estimated useful lives at that point in time. For each of the three months ended March 31, 2015 and 2014, there was no impairment of IPR&D.

Commercial license rights

Commercial license rights represent a portfolio of future milestone and royalty payment rights acquired in accordance with the Royalty Stream and Milestone Payments Purchase Agreement entered into with Selexis SA ("Selexis") in April 2013.  The portfolio consists of over 15 Selexis commercial license agreement programs with various pharmaceutical-company counterparties.  The purchase price was $4.6 million, inclusive of acquisition costs. The Company paid $3.6 million upon closing and paid an additional $1.0 million in April 2014. Individual commercial license rights acquired under the agreement are carried at allocated cost and approximate fair value. The carrying value of the license rights will be reduced on a pro-rata basis as revenue is realized over the term of the agreement. Declines in the fair value of individual license rights below their carrying value that are deemed to be other than temporary are reflected in earnings in the period such determination is made. As of March 31, 2015, management does not believe there have been any events or circumstances indicating that the carrying amount of its commercial license rights may not be recoverable.

Other Current Assets

Other current assets consist of the following (in thousands):

	March 31,	December 31,
	2015	2014
Prepaid expenses	$896	$835
Other receivables	30	685
Total current assets	$926	$1,520

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	March 31,	December 31,
	2015	2014
Compensation	795	1,708
Professional fees	359	459
Amounts owed to former licensees	1,627	925
Royalties owed to third parties	809	705
Other	673	1,069
Total accrued liabilities	$4,263	$4,866

Other Long-Term Liabilities

Other long-term liabilities consist of the following (in thousands):

	March 31,	December 31,
	2015	2014
Deposits	$430	$411
Deferred rent	318	327
Other	32	32
Total other long-term liabilities	$780	$770
Contingent Liabilities

In connection with the Company’s acquisition of CyDex in January 2011, the Company recorded a $17.6 million contingent liability, inclusive of the $4.3 million payment made in January 2012, for amounts potentially due to holders of the CyDex contingent value rights ("CVRs") and former license holders. The liability is periodically assessed based on events and circumstances related to the underlying milestones, royalties and material sales. Any change in fair value is recorded in the Company’s consolidated statements of operations. The carrying amount of the liability may fluctuate significantly and actual amounts paid under the CVR agreements may be materially different than the carrying amount of the liability. The fair value of the liability at March 31, 2015 and December 31, 2014 was $9.4 million and $11.5 million, respectively. The Company recorded a fair-value adjustment to increase the liability by $1.2 million offset by a revenue-sharing payment of $3.2 million for the three months ended March 31, 2015. For the three months ended March 31, 2014, the Company recorded a fair-value adjustment to decrease the liability by $0.5 million offset by a revenue-sharing payment of $1.6 million.

In connection with the Company’s acquisition of Metabasis in January 2010, the Company issued to Metabasis stockholders four tradable CVRs, one CVR from each of four respective series of CVR, for each Metabasis share. The CVRs will entitle Metabasis stockholders to cash payments as frequently as every six months as cash is received by the Company from proceeds from the sale or partnering of any of the Metabasis drug development programs, among other triggering events. The fair values of the CVRs are remeasured at each reporting date through the term of the related agreement. Changes in the fair values are reported in the statement of operations as income (decreases) or expense (increases). The carrying amount of the liability may fluctuate significantly based upon quoted market prices and actual amounts paid under the agreements may be materially different than the carrying amount of the liability. The fair value of the liability was estimated to be $2.5 million and $3.7 million as of March 31, 2015 and December 31, 2014, respectively. The Company recorded a decrease in the liability for Metabasis-related CVRs of $1.2 million and an increase of $2.5 million for the three months ended March 31, 2015 and 2014, respectively.

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
Revenue from material sales of Captisol is recognized upon transfer of title, which normally passes upon shipment to the customer, provided all other revenue recognition criteria have been met; however, we do not recognize revenue until all applicable substantive customer acceptance requirements have been met. The Company’s credit and exchange policy includes provisions for the return of product between 30 to 90 days, depending on the specific terms of the individual agreement, when that product (1) does not meet specifications, (2) is damaged in shipment (in limited circumstances where title does not transfer until delivery), or (3) is exchanged for an alternative grade of Captisol. All product returns are subject to approval by the Company and a 20% restocking fee. To date, product returns by customers have not been material to net material sales in any related period. The Company records revenue net of product returns, if any, and sales tax collected and remitted to government authorities during the period.

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

Other nonrefundable, upfront license fees are recognized as revenue upon delivery of the license, if the license is determined to have standalone value that is not dependent on any future performance by the Company under the applicable collaboration agreement. Nonrefundable contingent event-based payments are recognized as revenue when the contingent event is met, which is usually the earlier of when payments are received or collections are assured, provided that it does not require future performance by the Company. The Company occasionally has sub-license obligations related to arrangements for which it receives license fees, milestones and royalties. The Company evaluates the determination of gross versus net reporting based on each individual agreement.
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
In May 2014, the Company entered into a licensing agreement and research collaboration with Omthera Pharmaceuticals. The research collaboration targets the development of novel products that utilize the proprietary Ligand developed LTP TECHNOLOGY™ to improve lipid-lowering activity of certain omega-3 fatty acids. The Company is eligible to receive compensation and reimbursement from Omthera for internal research efforts and external costs incurred, as well as development and regulatory event-based payments. The completion of a proof of concept under the development program would trigger a $1.0 million payment which is determined to be a milestone under the milestone method of accounting as (1) it is an event that can only be achieved in part on the Company's past performance, (2) there was substantive uncertainty at the date the arrangement was entered into that the event would be achieved and (3) it results in additional payment being due to the Company. None of the other event-based payments represents a milestone under the milestone method of accounting. No event based payment or milestone was achieved during the periods presented. The Company received $0.5 million from Omthera in 2014 under the agreement and recognized $0.4 million as collaborative revenue based on the percentage of completion of the research program at December 31, 2014. No milestone payment or contingent payment was received in 2014.

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

	Three months ended
	March 31,
	2015	2014
Stock-based compensation expense as a component of:
Research and development expenses	$920	$689
General and administrative expenses	1,994	1,378
	$2,914	$2,067

The fair-value for options that were awarded to employees and directors was estimated at the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions:

	Three months ended
	March 31,
	2015	2014
Risk-free interest rate	1.8%	1.9%
Dividend yield	—	—
Expected volatility	58%	69%
Expected term	6.6	6.4
Forfeiture rate	8.5%	9.7%

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

Research and Development

Research and development expense consists of labor, material, equipment, and allocated facility costs of the Company’s scientific staff who are working pursuant to the Company’s collaborative agreements and other research and development projects. Also included in research and development expenses are third-party costs incurred for the Company’s research programs including in-licensing costs, CRO costs and costs incurred by other research and development service vendors. We expense these costs as they are incurred. When we make payments for research and development services prior to the services being rendered, we record those amounts as prepaid assets on our consolidated balance sheet and we expense them as the services are provided.

Income Taxes

                Income taxes are accounted for under the liability method.  This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of differences between the tax basis of assets or liabilities and their carrying amounts in the consolidated financial statements.  A valuation allowance is provided for deferred tax assets if it is more likely than not that these items will either expire before the Company is able to realize their benefit or if future deductibility is uncertain.  As of March 31, 2015, the Company had provided a full valuation allowance against its deferred tax assets as recoverability was uncertain.  Developing the provision for income taxes requires significant judgment and expertise in federal and state income tax laws, regulations and strategies, including the determination of deferred tax assets and liabilities and, if necessary, any valuation allowances that may be required for deferred tax assets.  The Company's judgments and tax strategies are subject to audit by various taxing authorities.  While management believes the Company has provided adequately for its income tax liabilities in its consolidated financial statements, adverse determinations by these taxing authorities could have a material adverse effect on the Company's consolidated financial condition and results of operations.

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

Discontinued Operations - Oncology Product Line

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

Discontinued Operations - Avinza Product Line

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

Segment Reporting

Under ASC 280, Segment Reporting, operating segments are defined as components of an enterprise about which separate financial information is available that is regularly evaluated by the entity’s chief operating decision maker, in deciding how to allocate resources and in assessing performance. The Company has evaluated this codification and has identified two reportable segments: the development and commercialization of drugs using Captisol technology by CyDex and the biopharmaceutical company with a business model that is based upon the concept of developing or acquiring royalty revenue generating assets and coupling them with a lean corporate cost structure.
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

Consolidation of Variable Interest Entities

The Company identifies an entity as a VIE if either: (1) the entity does not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) the entity's equity investors lack the essential characteristics of a controlling financial interest. The Company performs ongoing qualitative assessments of its VIEs to determine whether the Company has a controlling financial interest in any VIE and therefore is the primary beneficiary. If the Company is the primary beneficiary of a VIE, it must consolidate the VIE under applicable accounting guidance. The Company determined it holds a variable interest in Viking based on management's assessment that it does not have sufficient resources to carry out its principal activities without the support of the Company. The Company's variable interests in Viking are a loan provided by the Company to Viking and a license agreement executed concurrently. As of March 31, 2015, the Company's total assets include $2.8 million related to Viking and the Company's total liabilities include $5.5 million related to Viking. Viking's consolidated assets are owned by Viking, and Viking's consolidated liabilities are without recourse against Ligand.

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
New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. The revenue standard’s core principle is built on the contract between a vendor and a customer for the provision of goods and services. It attempts to depict the exchange of rights and obligations between the parties in the pattern of revenue recognition based on the consideration to which the vendor is entitled. To accomplish this objective, the standard requires five basic steps: (1) identify the contract with the customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, (5) recognize revenue when (or as) the entity satisfies a performance obligation. Management is currently evaluating the effect the adoption of this standard will have on the Company's financial statements.

In February 2015, FASB issued ASU 2015-02 Consolidation (Topic 810): Amendments to the Consolidation Analysis. ASU 2015-02 changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. It is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. Management is currently evaluating the impact of the adoption of ASU 2015-02 on our consolidated financial statements.

In April 2015, FASB issued ASU 2015-03, Interest—Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs. This update was issued to simplify the presentation for debt issuance costs. Upon adoption, such costs shall be presented on our consolidated balance sheets as a direct deduction from the carrying amount of the related debt liability and not as a deferred charge presented in Other assets on our consolidated balance sheets. This amendment will be effective for interim and annual periods beginning on January 1, 2016, and is required to be retrospectively adopted. Management expects to change the presentation on our consolidated balance sheets accordingly for all periods impacted upon the required adoption date.

2. Fair Value Measurements

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including equity securities, co-promote termination payments receivable and the related liability, contingent liabilities, and the Company's convertible senior notes.

The following table provides a summary of the carrying value of assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2015 (in thousands):

Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Current co-promote termination payments receivable (1)	$88	$—	$—	$88
Short-term investments (2)	11,459	11,459	—	—
Total assets	$11,547	$11,459	$—	$88
Liabilities:
Current contingent liabilities-CyDex (3)	$3,692	$—	$—	$3,692
Current co-promote termination liability (1)	88	—	—	88
Long-term contingent liabilities-Metabasis (4)	2,495	2,495	—	—
Long-term contingent liabilities-CyDex (3)	5,718	—	—	5,718
Liability for amounts owed to former licensees(5)	1,429	1,429	—	—
Total liabilities	$13,422	$3,924	$—	$9,498

The following table provides a summary of the assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2014 (in thousands):

Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Current co-promote termination payments receivable (1)	$322	$—	$—	$322
Short-term investments (2)	7,133	7,133	—	—
Total assets	$7,455	$7,133	$—	$322
Liabilities:
Current contingent liabilities-CyDex (3)	$6,796	$—	$—	$6,796
Current co-promote termination liability (1)	322	—	—	322
Long-term contingent liabilities-Metabasis (4)	3,652	3,652	—	—
Long-term contingent liabilities-CyDex (3)	4,701	—	—	4,701
Liability for amounts owed to former licensees (5)	773	773	—	—
Total liabilities	$16,244	$4,425	$—	$11,819

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

(5)
The liability for amounts owed to former licensees are determined using quoted market prices in active markets for the underlying investment received from a partner, a portion of which is owed to former licensees.

The following table represents significant unobservable inputs used in determining the fair value of contingent liabilities assumed in the acquisition of CyDex:

	March 31, 2015	December 31, 2014
Range of annual revenue subject to revenue sharing (1)	$17.7 million-$21.6 million	$17.2 million-$17.3 million
Revenue volatility	25%	25%
Average of probability of commercialization	77%	81%
Sales beta	0.70	0.60
Credit rating	B	B
Equity risk premium	6%	6%

(1)
Revenue subject to revenue sharing represent management’s estimate of the range of total annual revenue subject to revenue sharing (i.e. annual revenues in excess of $15 million) through December 31, 2016, which is the term of the CVR agreement.

A reconciliation of the level 3 financial instruments as of March 31, 2015 is as follows (in thousands):

Assets:
Fair value of level 3 financial instrument assets as of December 31, 2014	$322
Assumed payments made by Pfizer or assignee	(297)
Fair value adjustments to co-promote termination liability	63
Fair value of level 3 financial instrument assets as of March 31, 2015	$88

Liabilities:
Fair value of level 3 financial instrument liabilities as of December 31, 2014	$11,819
Assumed payments made by Pfizer or assignee	(297)
Payments to CVR and other former license holders	(3,246)
Fair value adjustments to contingent liabilities	1,159
Fair value adjustments to co-promote termination liability	63
Fair value of level 3 financial instrument liabilities as of March 31, 2015	$9,498

Other Fair Value Measurements-2019 Convertible Senior Notes

In August 2014, the Company issued $245.0 million aggregate principal amount of convertible senior unsecured notes due 2019 (the "2019 Convertible Senior Notes"). The Company uses a quoted market rate in an inactive market, which is classified as a Level 2 input, to estimate the current fair value of its 2019 Convertible Senior Notes. The estimated fair value of the 2019 Senior Convertible Notes was $297.1 million as of March 31, 2015. The carrying value of the notes does not reflect the market rate. See Note 7 Financing Arrangements for additional information.

3. Variable Interest Entities

In May 2014, the Company entered into a Master License Agreement ("MLA") to license rights to five programs to Viking, an unrelated clinical-stage biopharmaceutical company focused on the development of novel therapies for metabolic and endocrine disorders. As part of this transaction, the Company extended a $2.5 million loan to Viking under a Loan and Security Agreement ("LSA") and evidenced by a convertible note. Under the terms of the LSA, the principal amount outstanding accrues interest at a fixed rate equal to the lesser of 5% and the maximum interest rate permitted by law. The loan is due and payable in May 2016, unless the Company has opted to convert the note into Viking common stock or extend the maturity date. Upon the earlier to occur of (i) the one-year anniversary of the closing of Viking's Initial Public Offering ("IPO") or (ii) certain other qualified financing events, the Company may elect to be repaid in cash or equity equal to 200% of accrued principal amount plus accrued and unpaid interest.

As partial consideration for the grant of the rights and licenses under the MLA, upon Viking's consummation of an IPO or certain other qualified financing events, Viking will issue to the Company shares of Viking common stock having an aggregate value of approximately $29 million, subject to adjustment in certain circumstances. At the closing of an IPO a number of shares of common stock having an aggregate value of $29.0 million will be issued to the Company, subject to adjustment in certain circumstances. In the event Viking consummates a private financing prior to an IPO, the Company has the option to receive a number of shares of the same class and type of securities issued in the private financing having an aggregate value of approximately $29.0 million, subject to adjustment in certain circumstances. The Company has the right to terminate the MLA on or after April 30, 2015 if Viking has neither completed an IPO nor received aggregate net proceeds of at least $20.0 million in one or more private financings. The Company also has the right to terminate the MLA in the event of insolvency or bankruptcy of Viking.

In April 2015, the Company entered into an amendment to the MLA with Viking (the "MLA Amendment"). The MLA Amendment increased the royalty rates payable to the Company on the annual aggregate worldwide net sales of the EPOR, SARM and TR-Beta licensed compounds.  The MLA Amendment also revised the calculation of and adjustments to the upfront payments to the Company of Viking capital stock upon completion of an IPO by Viking.  Upon completion of an IPO, Viking will issue to the Company a number of shares of Viking common stock based on Viking’s valuation as of immediately prior to such IPO.  The Company’s aggregate ownership of Viking common stock is capped at 49.9% of the Viking capital stock outstanding following the closing of the IPO. Additionally, the Company and Viking entered into an amendment to the LSA(the "LSA Amendment"). Pursuant to the LSA Amendment, the loans are no longer due and payable upon completion of an IPO, but were extended to become due upon the earlier of: (i) a certain private qualified financing transaction with aggregate net proceeds to Viking of at least $20.0 million or (ii) a public offering subsequent to IPO with aggregate net proceeds to Viking of at least $20.0 million or (iii) one year after the closing of an IPO. The Company may elect to receive equity of Viking common stock or cash equal to 200% of the principal amount plus accrued and unpaid interest.

Upon execution of the MLA and the LSA, the Company determined it held a variable interest in Viking based on management's assessment that Viking does not have sufficient resources to carry out its principal activities without the support of the Company. The Company's variable interests in Viking are a loan provided by the Company to Viking and a license agreement executed concurrently. The Company examines specific criteria and uses judgment when determining if the Company is the primary beneficiary of a VIE and therefore required to consolidate the investment. Factors considered in determining whether the Company is the primary beneficiary include risk and reward sharing, experience and financial condition of its partner, voting rights, involvement in day-to-day operating decisions, representation on Viking's executive committee, and level of economics between the Company and Viking.

The Company has recorded 100% of the losses incurred since May 21, 2014, the effective date of the transaction, as net loss attributable to noncontrolling interest due to the fact that it is considered a primary beneficiary with no equity interest in the VIE. The advances under the loan agreement are included as notes payable by Viking and are eliminated in consolidation.

The following table represents the consolidated assets and liabilities, which are owned by and are obligations of Viking and are with no recourse to the Company, as of March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015	December 31, 2014
Cash and cash equivalents	327	756
Other current assets	32	18
Capitalized IPO expenses	2,408	2,268
Total current assets	$2,767	$3,042

Other assets	1	1
Total assets	$2,768	$3,043

Accounts payable	$2,397	$2,211
Accrued liabilities	113	77
Current portion of notes payable	348	334
Total current liabilities	$2,858	$2,622

Long-term portion of notes payable	2,663	2,331
Total liabilities	$5,521	$4,953

In May 2015, Viking closed its IPO of 3.0 million shares of its common stock at an initial offering price of $8.00 per share for an aggregate offering price of $24.0 million before underwriters discounts. Viking granted the underwriters a 30-day option to purchase up to an additional 450,000 shares of common stock at the initial public offering price to cover over-allotments. Viking shares are currently traded under the ticker symbol VKTX on the Nasdaq capital market.

In connection with the Viking IPO, the Company purchased 1.1 million shares of Viking common stock for an aggregate price of $9.0 million at the initial public offering price. In addition, pursuant to the amended MLA Amendment, the Company received approximately 3.4 million shares of Viking common stock on the closing date of the Viking IPO, the Company will receive additional shares of Viking common stock in the event that the underwriters exercise their option to purchase additional shares to cover over-allotments, if any. As of the closing date, the Company owned an aggregate of 49.8%

of the outstanding common stock of Viking, based on the shares of outstanding Viking common stock at the closing of the Viking IPO.

In connection with the share of Viking common stock received pursuant to the MLA, the Company will make a cash payment to the holders of certain Metabasis CVRs. Pursuant to the CVR agreements, the Company estimates that the aggregate cash payment will be approximately $3.2 million, subject to adjustment in the event the underwriters exercise their option to purchase additional shares to cover over-allotments, if any. The payment is expected to be made on or about January 1, 2016.

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

A summary of the co-promote termination liability as of March 31, 2015 is as follows (in thousands):

Net present value of payments based on estimated future net Avinza product sales as of December 31, 2014	$322
Assumed payments made by Pfizer or assignee	(297)
Fair value adjustments	63
Total co-promote termination liability as of March 31, 2015	$88

5. Lease Obligations

The Company leases office and laboratory facilities in California, Kansas and New Jersey. These leases expire between 2015 and 2019, some of which are subject to annual rent increases which range from 3.0% to 3.5%. The Company currently subleases office and laboratory space in California and New Jersey. The following table provides a summary of operating lease obligations and payments expected to be received from sublease agreements as of March 31, 2015 (in thousands):

Operating lease obligations:	Lease Termination Date	Less than 1 year	1 year	2 years	3 years	4 years	Total
Corporate headquarters- San Diego, CA	June 2019	$686	$704	$723	$742	$187	$3,042
Bioscience and Technology Business Center- Lawrence, KS	December 2017	54	54	41	—	—	149
Vacated office and research facility-San Diego, CA	July 2015	765	—	—	—	—	765
Vacated office and research facility- Cranbury, NJ	August 2016	2,602	1,089	—	—	—	3,691
Total operating lease obligations		$4,107	$1,847	$764	$742	$187	$7,647

Sublease payments expected to be received:
Corporate headquarters- San Diego, CA	June 2019	$433	$444	$455	$465	$116	$1,913
Office and research facility- San Diego, CA	July 2015	311	—	—	—	—	311
Office and research facility- Cranbury, NJ	August 2016	212	88	—	—	—	300
Net operating lease obligations		$3,151	$1,315	$309	$277	$71	$5,123

As of March 31, 2015 and December 31, 2014, the Company had lease exit obligations of $2.6 million and $3.3 million, respectively. For each of the three months ended March 31, 2015 and 2014, the Company made cash payments, net of sublease payments received of $0.9 million. The Company recognized adjustments for accretion and changes in leasing assumptions of $0.2 million for each of the three months ended March 31, 2015 and 2014.
Total rent expense under all office leases for each of the three months ended March 31, 2015 and 2014 was $0.2 million. The Company recognizes rent expense on a straight-line basis. Deferred rent at both March 31, 2015 and December 31, 2014 was $0.3 million, and is included in other long-term liabilities.

6. Segment Reporting
The Company evaluates performance based on the operating income (loss) of the respective business segments. The segment results may not represent actual results that would be expected if they were independent, stand-alone businesses. Segment information is as follows (in thousands):

Balance Sheet Data:	As of March 31, 2015
	Ligand	CyDex	Total
Total assets	$193,081	$70,142	$263,223

	As of December 31, 2014
	Ligand	CyDex	Total
Total assets	$184,215	$73,814	$258,029

Operating Data:	For the three months ended March 31, 2015
	Ligand	CyDex	Total
Net revenues from external customers	$9,006	$5,596	$14,602
Depreciation and amortization expense	53	597	650
Operating income	458	2,891	3,349
Interest expense, net	2,973	—	2,973
Income tax expense from continuing operations	14	1	15

	For the three months ended March 31, 2014
	Ligand	CyDex	Total
Net revenues from external customers	$6,791	$9,167	$15,958
Depreciation and amortization expense	66	602	$668
Operating (loss) income	(71)	5,171	$5,100
Interest expense, net	248	—	$248
Income tax expense from continuing operations	51	2	$53

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

In accordance with accounting guidance for debt related to conversion and other options, the Company separately accounted for the debt and equity components of the 2019 Convertible Senior Notes by allocating the $245.0 million total proceeds between the debt component and the embedded conversion option, or equity component, due to Ligand's ability to settle the 2019 Convertible Senior Notes in cash for the principal portion and to settle any premium in cash or common stock, at the Company's election. The debt allocation was performed in a manner that reflected the Company's non-convertible borrowing rate for similar debt of 5.83% derived from independent valuation analysis. The initial debt value of $192.5 million accretes at 5.83% to reach $245.0 million at the maturity date. The equity component of the 2019 Convertible Senior Notes was recognized as a debt discount and represents the difference between the $245.0 million proceeds at issuance of the 2019 Convertible Senior Notes and the fair value of the debt allocation on their respective issuance dates. The debt discount is amortized to interest expense using the effective interest method over the expected life of a similar liability without an equity component. The notes will have a dilutive effect to the extent the average market price per share of common stock for a given reporting period exceeds the conversion price of $75.05. As of March 31, 2015, the “if-converted value” did not exceed the principal amount of the 2019 Convertible Senior Notes.

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

The Company determined the expected life of the debt discount for the 2019 Convertible Senior Notes to be equal to the original five-year term of the notes. The carrying value of the equity component related to the 2019 Convertible Senior Notes as of March 31, 2015 and December 31, 2014, net of issuance costs, was $51.3 million.

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

Concurrently with the convertible bond hedge transactions, the Company entered into warrant transactions whereby it sold warrants to acquire, approximately 3,264,643 shares of common stock with an exercise price of approximately $125.08 per share, subject to certain adjustments. The warrants have various expiration dates ranging from November 13, 2019 to April 22, 2020. The warrants will have a dilutive effect to the extent the market price per share of common stock exceeds the applicable exercise price of the warrants, as measured under the terms of the warrant transactions. The Company received $11.6 million for these warrants and recorded this amount to additional paid-in capital. The common stock issuable upon exercise of the warrants will be in unregistered shares, and the Company does not have the obligation and does not intend to file any registration statement with the Securities and Exchange Commission (the "SEC") registering the issuance of the shares under the warrants.

The Company determined it holds a variable interest in Viking based on management's assessment that Viking does not have sufficient resources to carry out its principal activities without the support of the Company. Viking has convertible notes payable of $0.3 million as of both March 31, 2015 and December 31, 2014, which bear interest at a rate equal to the lesser of the short-term applicable federal rate as published by the Internal Revenue Service or the maximum rate permissible by law. Interest under the convertible notes is due and payable at maturity. Unless repaid in full or converted in full, each convertible note matures two years from its date of purchase. In the event that any principal amount due is not paid in full by the maturity date, such unpaid principal amount will bear interest at the lesser of 2% or the maximum rate permissible by law. These convertible notes payable are obligations of Viking and are with no recourse to the Company

The carrying values and the fixed contractual coupon rates of the Company's financing arrangements as of March 31, 2015 and December 31, 2014 were as follows (in thousands):

	March 31, 2015	December 31, 2014
2019 Convertible Senior Notes
Principal amount outstanding	$245,000	$245,000
Unamortized discount	(46,781)	(49,092)
Net carrying amount	198,219	195,908
Convertible notes payable, Viking Therapeutics, Inc.	348	334
Total notes payable	$198,567	$196,242

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

Stock Option Activity

The following is a summary of the Company’s stock option plan activity and related information:

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (In thousands)
Balance as of December 31, 2014	1,800,697	$28.78	7.3	$51,558
Granted	243,469	56.40
Exercised	(42,489)	18.35
Balance as of March 31, 2015	2,001,677	32.36	7.4	$89,578
Exercisable as of March 31, 2015	1,183,763	21.39	6.4	$65,956
Options vested and expected to vest as of March 31, 2015	2,001,677	32.36	7.4	$89,578

The weighted-average grant date fair value of all stock options granted during the three months ended March 31, 2015 was $32.30 per share. The total intrinsic value of all options exercised during the three months ended March 31, 2015 and 2014 was approximately $1.9 million and $12.1 million, respectively. As of March 31, 2015, there was $17.8 million of total unrecognized compensation cost related to nonvested stock options. That cost is expected to be recognized over a weighted-average period of 2.6 years.

Net cash received from options exercised during the three months ended March 31, 2015 and 2014 was approximately $0.8 million and $3.2 million, respectively. There is no current tax benefit related to options exercised because of net operating losses for which a full valuation allowance has been established.

As of March 31, 2015, 0.7 million shares were available for future option grants or direct issuance under the Company's 2002 Stock Incentive Plan, as amended.

Restricted Stock Activity

Restricted stock activity for the three months ended March 31, 2015 was as follows:

	Shares	Weighted- Average Grant Date Fair Value
Nonvested at December 31, 2014	82,673	$45.76
Granted	93,978	56.34
Vested	(39,174)	34.75
Nonvested at March 31, 2015	137,477	$56.13

Restricted stock awards generally vest over three years. As of March 31, 2015, there was $5.7 million of total unrecognized compensation cost related to nonvested restricted stock. That cost is expected to be recognized over a weighted-average period of 2.2 years.

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

The Amended ESPP allows employees to purchase Ligand common stock at the end of each six month period at a price equal to 85% of the lesser of fair market value on either the start date of the period or the last trading day of the period (the "Lookback Provision"). The 15% discount and the Lookback Provision make the Amended ESPP compensatory.  There were no shares of common stock issued under the amended ESPP during either of the three months ended March 31, 2015 and 2014. The Company recorded compensation expense related to the ESPP of $21,000 and $13,000 for the three months ended March 31, 2015 and 2014, respectively. As of March 31, 2015, 75,741 shares were available for future purchases under the Amended ESPP and shares of common stock had been issued under the Amended ESPP to employees. For shares purchased under the Company's Amended ESPP, a weighted-average expected volatility of 36% and 38% and an expected term of 6 months was used for the period ended March 31, 2015 and 2014, respectively.

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

Securities Litigation

On June 8, 2012, a federal securities class action and shareholder derivative lawsuit was filed in the Eastern District of Pennsylvania against Genaera Corporation and its officers, directors, major shareholders and trustee (the "Genaera Defendants") for allegedly breaching their fiduciary duties to Genaera shareholders.  The lawsuit also names the Company and its CEO as additional defendants for allegedly aiding and abetting the Genaera Defendants' various breaches of fiduciary duties based on the Company's purchase of a licensing interest in a development-stage pharmaceutical drug program from the Genaera Liquidating Trust in May 2010 and the Company's subsequent sale of half of its interest in the transaction to Biotechnology Value Fund, Inc.

                Following an amendment to the complaint and a round of motions to dismiss, the court dismissed the amended complaint with prejudice on August 12, 2013.  Plaintiff appealed that dismissal on September 10, 2013, and the Third Circuit reversed on October 17, 2014.  Plaintiff then filed a second amended complaint with the district court, which the Company moved to dismiss on March 20, 2015.  Plaintiff’s opposition is due May 11, 2015.  The Company intends to continue to vigorously defend against the claims against the Company and its CEO.  Due to the complex nature of the legal and factual issues involved, however, the outcome of this matter is not presently determinable.

10. Subsequent Event

In May 2015, the Company acquired financial rights to potential future milestones and royalties for more than 15 biologic development programs from Selexis SA for $4.0 million. Each acquired program is fully funded by a development partner. Selexis is a privately held global life science company based in Switzerland that focuses on drug discovery for lead identification and cell line development of scale-up and manufacturing of therapeutic protein drugs.

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

Overview

We are a biotechnology company with a business model that is based upon the concept of developing or acquiring royalty revenue generating assets and coupling them with a lean corporate cost structure. Our goal is to create a sustainably profitable business and generate meaningful value for our stockholders. Since a portion of our business model is based on the goal of partnering with other pharmaceutical companies to commercialize and market our assets, a significant amount of our revenue is based largely on payments made to us by partners for royalties, milestones, event-based payments, and license fees. We offer investors an opportunity to invest in the increasingly complicated and unpredictable pharmaceutical industry. In comparison to our peers, we believe we have assembled one of the largest and most diversified asset portfolios in the industry with the potential to generate significant revenue in the future. The therapies in our development portfolio address the unmet medical needs of patients for a broad spectrum of diseases including hepatitis, multiple myeloma, muscle wasting, Alzheimer’s disease, dyslipidemia, diabetes, anemia, epilepsy, FSGS and osteoporosis. We have established multiple alliances with the world’s leading pharmaceutical companies including Novartis, Amgen, Inc., Merck, Pfizer, and Baxter International.

Highlights from year-to-date 2015 include:

•	In January 2015, our partner, Retrophin, Inc. announced that they have received orphan drug designation from FDA for Sparsentan for the treatment of FSGS.

•
In February 2015, our partner, Amgen, Inc. announced that the European Medicines Agency (EMA) has accepted the Marketing Authorization Application (MAA) of Kyprolis®(carfilzomib) for injection for the treatment of patients with relapsed multiple myeloma who have received at least one prior therapy. The MAA has been granted accelerated assessment by the EMA.

•
In February 2015, Ligand announced a license agreement with Sermonix for oral lasofoxifene for the United States and additional territories. Under the terms of the agreement, Ligand is entitled to receive up to $45 million in potential regulatory and commercial milestone payments and tiered royalties of 6% to 10% on future net sales.

•
In April 2015, our partner, SAGE Therapeutics, announced a positive end-of-phase 2 meeting with FDA on SAGE-547 for the treatment of patients with super-refractory status epilepticus (SRSE) and completion of treatment for the first patient enrolled in its Phase 3 expanded access protocol for SAGE-547. To date, we have earned two milestone payments of $250,000 and $500,0000 respectively.

•
In April 2015, we amended the master license agreement with Viking to increase the royalty rates payable to the Company on the annual aggregate worldwide net sales of the EPOR, SARM and TR-Beta licensed compounds, and to cap the upfront license fee in shares of Viking common stock payable upon the completion of Viking's IPO. We also amended the loan and security agreement with Viking, among other things, to extend certain eligible early conversion or prepayment dates.

•
In May 2015, Viking closed its IPO of 3.0 million shares of its common stock at an initial offering price of $8.00 per share. Viking has granted the underwriters a 30-day option to purchase up to an additional 450,000 shares of common stock at the same price to cover over-allotments.

•
In connection with the Viking IPO, we purchased 1.1 million shares of Viking common stock for an aggregate price of $9.0 million at the price offered to the public. In addition, pursuant to the amended MLA agreement, we received approximately 3.4 million shares of Viking common stock on the closing date of the Viking IPO.

•
In May 2015, we acquired financial rights to potential future milestones and royalties for more than 15 biologic development programs from Selexis SA. Each acquired program is fully funded by a development partner. Selexis is a privately held global life science company based in Switzerland focused on drug discovery for lead identification and cell line development for scale-up and manufacturing of therapeutic protein drugs. We previously acquired a portfolio of biologic development programs from Selexis in April, 2013.

Results of Operations

Three months ended March 31, 2015 and 2014
Total revenue for the three months ended March 31, 2015 was $14.6 million compared to $16.0 million for the same period in 2014. We reported net income attributable to common stock holders of $0.8 million for the three months ended March 31, 2015, compared to $2.1 million for the same period in 2014.

Royalty Revenue
Royalty revenue was $10.3 million for the three months ended March 31, 2015 compared to $7.9 million for the same period in 2014. The increase in royalty revenue is primarily due to an increase in Promacta and Kyprolis royalties.

Material Sales
We recorded material sales of $3.7 million for the three months ended March 31, 2015 compared to $5.7 million for the same period in 2014. The decrease in material sales of $2.0 million for the three months ended March 31, 2015 is due to timing of customer purchases.

Collaborative Research and Development and Other Revenue
We recorded collaborative research and development and other revenue of $0.6 million for the three months ended March 31, 2015 compared to $2.4 million for the same period in 2014. The decrease of $1.8 million for the three months ended March 31, 2015 is primarily due to two event based payments received in the first quarter of 2014 for the NDA approval of Noxafil® and for achieving $250 million Kyprolis annual net sales respectively.

Cost of Sales
Cost of sales was $1.1 million three months ended March 31, 2015 compared to $2.5 million for the same period in 2014. The decrease of $1.4 million for the three months ended March 31, 2015 is primarily due to fewer material sales in the first quarter of 2015 as well as invoking lower pricing tiers from our contract manufacturer due to higher quantities of Captisol material ordered.

Research and Development Expenses
Research and development expenses were $4.0 million for the three months ended March 31, 2015 compared to $3.1 million for the same period in 2014. The increase of $0.9 million for the three months ended March 31, 2015 is primarily due to timing of costs associated with internal programs.

As summarized in the table below, we are developing several proprietary products for a variety of indications. Our programs are not limited to the following, but are representative of a range of future licensing opportunities to expand our partnered asset portfolio.

Program	Disease/Indication	Development Phase

Glucagon Receptor Antagonist	Diabetes	Phase 1b
Oral Human Granulocyte Colony Stimulating Factor	Neutropenia	Preclinical
LTP Platform	Metabolic and Cardiovascular	Preclinical
Kinase Inhibitors	Multiple	Preclinical
HepDirect	Liver	Preclinical

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

General and Administrative Expenses
General and administrative expenses were $6.0 million for the three months ended March 31, 2015 compared to $5.1 million for the same period in 2014. The increase of $0.9 million for three months ended March 31, 2015 is primarily due to an increase in stock-based compensation expense and costs associated with business development activities.

Lease Exit and Termination Costs
In September 2010, we ceased use of our facility located in Cranbury, New Jersey. As a result, during the three months ended September 30, 2010, we recorded lease exit costs of $9.7 million for costs related to the difference between the remaining lease obligations of the abandoned operating leases, which run through August 2016, and management’s estimate of potential future sublease income, discounted to present value. Actual future sublease income may differ materially from our estimate, which would result in us recording additional expense or reductions in expense. In addition, we wrote-off approximately $5.4 million of property and equipment related to the facility closure and recorded approximately $1.8 million of severance related costs. Lease exit and termination costs were $0.2 million for each of the three months ended March 31, 2015 and 2014.

Interest Expense, net
Interest expense, net was $3.0 million for the three months ended March 31, 2015 compared to $0.2 million for the same period in 2014. The increase in interest expense of $2.8 million for the three months ended March 31, 2015 is due to cash interest expense and non-cash debt related costs related to the 2019 Convertible Senior Notes partially offset by interest expense related to the term loan facility which was paid off in July 2014.

(Increase) decrease in Contingent Liabilities
We recorded an increase in contingent liabilities of $3,000 for the three months ended March 31, 2015 compared to an increase of $1.9 million for the same period in 2014. The increase for the three months ended March 31, 2015 primarily relates to an increase in the liability for amounts potentially due to holders of CVRs related to our CyDex acquisition of $1.2 million and is offset by a decrease of $1.2 million in the liability for amounts potentially due to holders of CVRs associated with our Metabasis acquisition. The increase for the three months ended March 31, 2014 relates to an increase in the liability for amounts potentially due to holders of CVRs and former license holders associated with our Metabasis acquisition of $2.4 million and is partially offset by a decrease in amounts potentially due to holders of CVRs associated with our Cydex acquisition of $0.5 million.

Income Tax Expense
We recorded income tax expense from continuing operations of $15,000 for the three months ended March 31, 2015 compared to income tax expense from continuing operations of $0.1 million for the same period in 2014. Our estimated annual effective rate of 1.9% is primarily attributable to an increase in our deferred tax liability associated with the tax amortization of acquired indefinite lived IPR&D intangible assets.  The effective tax rate is based on net income attributable to Ligand and excludes the effect of Viking. The income tax expense related to Viking was zero for the three months ended March 31, 2015.

Liquidity and Capital Resources

We have financed our operations through offerings of our equity securities, borrowings from long-term debt, issuance of convertible notes, product sales and the subsequent sales of our commercial assets, royalties, collaborative research and development and other revenue, and capital and operating lease transactions.

We had net income of $0.8 million for the quarter ended March 31, 2015. As of March 31, 2015, our accumulated deficit was $658.6 million and we had working capital of $173.6 million. We believe that our currently available cash, cash equivalents and short-term investments, as well as our current and future royalty, license and milestone revenue and Captisol material sales will be sufficient to fund our anticipated operating and capital requirements, at a minimum, for the next twelve months. However, our projected revenue may decrease or our expenses may increase, which could lead to our resources being consumed earlier than expected. Although we do not believe that we will need to raise additional funds to finance our current operations through the next twelve months, if we are required to seek additional financing, there can be no assurance that such financing will be available on terms acceptable to management, or at all. We believe that cash flows from operations will increase due to Captisol sales, an increase in royalty revenues driven primarily from continued increases in Promacta and Kyprolis sales, recent product approvals and regulatory developments, as well as revenue from anticipated new licenses and milestones. We expect to build cash in future months as we continue to generate significant cash flows from operations. While we believe in the viability of our strategy to generate sufficient operating cash flow and in our ability to raise additional funds, there can be no assurances to that effect. Our ability to achieve our operational targets is dependent upon our ability to further implement our business plan and generate sufficient operating cash flow.

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

0.75% Convertible Senior Notes Due 2019

We have convertible debt outstanding as of March 31, 2015 related to our 2019 Convertible Senior Notes. In August 2014, we issued $245.0 million aggregate principal amount of convertible senior unsecured notes. The Notes are convertible into common stock upon satisfaction of certain conditions. Interest of 0.75% per year is payable semi-annually on August 15th and February 15th through the maturity of the notes in August 2019.

Repurchases of Common Stock
In August 2014, our Board of Directors authorized us to repurchase up to $200.0 million of our common stock from time to time over a period of up to one year. During the three months ended March 31, 2015 we did not repurchase any common shares pursuant to the repurchase program.

Public Offerings

In October 2013, we filed a universal shelf registration statement with the SEC. This registration statement has provided additional financial flexibility to us to sell shares of common stock or other equity or debt securities as needed from time to time, including through our at-the-market equity issuance program. During the three months ended March 31, 2015, we did not issue any common shares through this at-the-market equity issuance program.
Contingent liabilities
CyDex

In connection with the acquisition of CyDex in January 2011, we issued a series of CVRs and also assumed certain contingent liabilities. In 2011, $0.9 million was paid to the CyDex shareholders upon completion of a licensing agreement with the Medicines Company for the Captisol-enabled Intravenous formulation of Clopidogrel. An additional $2.0 million was paid to the CyDex shareholders upon acceptance by the FDA of Onyx’s NDA, $4.3 million was paid in January 2012 under the terms of the agreement, and an additional $3.5 million was paid upon approval by the FDA of Kyprolis for the potential treatment of patients with relapsed and refractory multiple myeloma. We recorded a cash payment of $0.1 million for the Topiramate orphan drug designation milestone to former license holders. We may be required to make additional payments upon achievement of certain clinical and regulatory milestones to the CyDex shareholders and former license holders. In addition, we will pay CyDex shareholders, for each respective year from 2014 through 2016, 20% of all CyDex-related revenue, but only to the extent that, and beginning only when, CyDex-related revenue for such year exceeds $15.0 million; plus an additional 10% of all CyDex-related revenue recognized during such year, but only to the extent that, and beginning only when aggregate CyDex-related revenue for such year exceeds $35.0 million. We have paid $7.5 million to the CyDex shareholders for revenue sharing payments under the terms of the CVR agreement. The estimated fair value of the contingent liabilities recorded as part of the CyDex acquisition at March 31, 2015 was $9.4 million.
Metabasis

In connection with the acquisition of Metabasis in January 2010, we entered into four CVR agreements with Metabasis shareholders. The CVRs entitle the holders to cash payments upon the sale or licensing of certain assets and upon the achievement of specified milestones. The fair value of the liability at March 31, 2015 was $2.5 million, and as of December 31, 2014 was $3.7 million.
Leases and Off-Balance Sheet Arrangements

We lease our office and research facilities under operating lease arrangements with varying terms through November 2019. The agreements provide for increases in annual rents based on changes in the Consumer Price Index or fixed percentage increases ranging from 3.0% to 3.5%. We also sublease a portion of our facilities through leases which expire between 2015 and 2016. The sublease agreements provide for a 3% increase in annual rents. We had no off-balance sheet arrangements at March 31, 2015 and December 31, 2014.

Cash Flows

Operating Activities

Operating activities generated cash of $7.6 million for the three months ended March 31, 2015, compared to $2.6 million for the same period in 2014.

The cash generated for the three months ended March 31, 2015 reflects net loss of $0.1 million, adjusted by $6.5 million of non-cash items to reconcile net income to net cash generated from operations. These reconciling items primarily reflect stock-based compensation of $2.9 million, amortization of debt discount and issuance fees of $2.5 million, depreciation and amortization of $0.7 million, and a realized loss on investments of $0.4 million. The cash generated during the three months ended March 31, 2015 is further impacted by changes in operating assets and liabilities due primarily to a decrease in accounts receivable of $5.2 million, a decrease in restricted cash of $0.7 million, a decrease in other current assets of $0.4 million, offset by a decrease in accounts payable and accrued liabilities of $4.7 million, an increase in other long-term assets of $0.3 million, and an increase in inventory of $0.2 million (excluding $2.4 million inventory purchased but not paid for at the period end).

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

Investing Activities

Investing activities used cash of $2.8 million for the three months ended March 31, 2015, compared to $1.0 million for the same period in 2014.

Cash used by investing activities during the three months ended March 31, 2015 primarily reflects payments to CVR holders and other contingency payments of $3.2 million, partially offset by proceeds from short-term investments of $0.5 million.

Cash used by investing activities during the three months ended March 31, 2014 primarily reflects payments to CVR holders of $1.6 million, partially offset by proceeds from short-term investments of $0.6 million.

Financing Activities

Financing activities provided cash of $0.8 million for the three months ended March 31, 2015, compared to use of cash of $0.2 million for the same period in 2014.

Cash provided by financing activities for the three months ended March 31, 2015 reflects $0.8 million of proceeds received from stock option exercises and our employee stock purchase plan.

Cash used by financing activities for the three months ended March 31, 2014 primarily reflects $3.4 million of repayment of debt, partially offset by proceeds from stock option exercises and our employee stock purchase plan of $3.2 million.

Contractual Obligations

As of March 31, 2015, future minimum payments due under our contractual obligations were as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 year	2-3 years	4-5 years
Obligations for uncertain tax positions (1)	$—	$—	$—	$—
Co-promote termination obligations (2)	$88	$88	$—	$—
Purchase obligations (3)	$25,379	$6,614	$18,765	$—
Contingent liabilities (4)	$—	$—	$—	$—
Note and interest payment obligations (5)	$253,269	$1,838	$3,675	$247,756
Operating lease obligations (6)	$7,647	$4,107	$2,611	$929

(1)	Expected payments related to obligations for uncertain tax positions cannot be reasonably estimated.

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

(6)
We lease office and research facilities that we have fully vacated under operating lease arrangements expiring in July 2015 and August 2016. We sublet portions of these facilities through the end of our lease. As of March 31, 2015, we expect to receive aggregate future minimum lease payments totaling $2.5 million (nondiscounted) over the duration of the sublease agreement (not included in the table above) as follows: less than one year: $1.0 million, and one to two years: $1.0 million, and 3 to 4 years $0.6 million.

We are also required under our CyDex CVR Agreement to invest at least $1.5 million per year, inclusive of employee expenses, in the acquired business through the year ended 2015. As of March 31, 2015, we expect to exceed that amount for the year ended December 31, 2015.

Critical Accounting Policies

Certain of our policies require the application of management judgment in making estimates and assumptions that affect the amounts reported in our consolidated financial statements and the disclosures made in the accompanying notes. Those estimates and assumptions are based on historical experience and various other factors deemed applicable and reasonable under the circumstances. The use of judgment in determining such estimates and assumptions is by nature, subject to a degree of uncertainty. Accordingly, actual results could differ materially from the estimates made. There have been no material changes in our accounting policies as disclosed in our annual report on Form 10-K for the year ended December 31, 2014.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from interest rates and equity prices which could affect our results of operations, financial condition and cash flows. We manage our exposure to these market risks through our regular operating and financing activities.

Investment Portfolio Risk
At March 31, 2015, our investment portfolio included investments in available-for-sale equity securities of $11.5 million. These securities are subject to market risk and may decline in value based on market conditions.

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

As of March 31, 2015, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit pursuant to the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Securities Litigation
           On June 8, 2012, a federal securities class action and shareholder derivative lawsuit was filed in the Eastern District of Pennsylvania against the Genaera Defendants for allegedly breaching their fiduciary duties to Genaera shareholders.  The lawsuit also names us and our CEO, as additional defendants for allegedly aiding and abetting the Genaera Defendants' various breaches of fiduciary duties based on our purchase of a licensing interest in a development-stage pharmaceutical drug program from the Genaera Liquidating Trust in May 2010 and our subsequent sale of half of its interest in the transaction to Biotechnology Value Fund, Inc.
Following an amendment to the complaint and a round of motions to dismiss, the court dismissed the amended complaint with prejudice on August 12, 2013.  Plaintiff appealed that dismissal on September 10, 2013, and the Third Circuit reversed on October 17, 2014.  Plaintiff then filed a second amended complaint with the district court, which we moved to dismiss on March 20, 2015.  Plaintiff’s opposition is due May 11, 2015.  We intend to continue to vigorously defend the claim against us and our CEO.  Due to the complex nature of the legal and factual issues involved, however, the outcome of this matter is not presently determinable.

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

GSK is obligated to pay us royalties on its sales of Promacta and we receive revenue from Amgen based on both sales of Kyprolis and purchases of Captisol material for clinical and commercial uses. These payments are expected to be a substantial portion of our ongoing revenues for some time. As a result, any setback that may occur with respect to Promacta or Kyprolis could significantly impair our operating results and/or reduce the market price of our stock. Setbacks for Promacta and Kyprolis could include problems with shipping, distribution, manufacturing, product safety, marketing, government regulation or reimbursement, licenses and approvals, intellectual property rights, competition with existing or new products and physician or patient acceptance of the product, as well as higher than expected total rebates, returns, discounts, or unfavorable exchange rates.

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

For instance, our collaboration with Viking includes a $2.5 million loan that we made to Viking to be repaid one year after Vikings initial public offering or upon certain other financing events. Viking recently completed its initial public offering and while we expect that Viking will be able to repay the loan in April 2016, there is no guaranty that they will have the resources to do so at that time. Despite our expectations, if Viking is unable to repay the loan at that time, we may decide to extend the term of our loan to Viking, invest additional capital, or terminate our agreements with Viking. We cannot make any assurances on the collectibility of our loan to Viking.

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

If our collaborative partners terminate their collaborations with us or do not commit sufficient resources to the development, manufacture, marketing or distribution of our partnered programs, we could be required to devote additional resources to our partnered programs, seek new collaborative partners or abandon such partnered programs, all of which could have an adverse effect on our business. For example, Pfizer recently informed us they have stopped selling Avinza to wholesalers and we expect future revenues for Avinza to be minimal.

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

Revenues based on sales of Avinza, Duavee, Conbriza, Noxafil IV and Nexterone may not meet expectations. Any setback that may occur with respect to these products could impair our operating results and/or reduce the market price of our stock. Setbacks for these products could include problems with shipping, distribution, manufacturing, product safety, marketing, government regulation or reimbursement, licenses and approvals, intellectual property rights, competition with existing or new products and physician or patient acceptance of the product, as well as higher than expected total rebates, returns or discounts. These products also are or may become subject to generic competition. Any such setback could reduce our revenue.

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

In addition, we have agreed to indemnify Eisai and King Pharmaceuticals (now a subsidiary of Pfizer), under certain circumstances pursuant to the asset purchase agreements we entered into in connection with the sale of our prior commercial product lines.  Some of our indemnification obligations still remain and our potential liability in certain circumstances is not limited to specific dollar amounts. We cannot predict the liabilities that may arise as a result of these matters. Any claims related to our indemnification obligations to Pfizer or Eisai could materially and adversely affect our financial condition. In addition, Pfizer assumed our obligation to make payments to Organon based on net sales of Avinza (the fair value of which was $0.1 million as of March 31, 2015).  We remain liable to Organon in the event Pfizer defaults on this obligation. Any requirement to pay a material amount to Organon could adversely affect our business and the price of our securities. The sale of our prior commercial product lines does not relieve us of exposure to product liability risks on products we sold prior to divesting these product lines. A successful product liability claim or series of claims brought against us may not be insured against and could result in payment of significant amounts of money and divert management's attention from our business.

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

In August of 2014, we sold $245.0 million aggregate principal amount of 0.75% Convertible Senior Notes due 2019, or the 2019 Convertible Senior Notes. We will be required to pay interest on the 2019 Convertible Senior Notes until they come due or are converted, and the payment of that interest will reduce our net income. The sale of the 2019 Convertible

Senior Notes may also affect our earnings per share figures, as accounting procedures require that we include in our calculation of earnings per share the number of shares of our common stock into which the 2019 Convertible Senior Notes are convertible. The 2019 Convertible Senior Notes may be converted, under the conditions and at the premium specified in the 2019 Convertible Senior Notes, into cash and shares of our common stock, if any (subject to our right to pay cash in lieu of all or a portion of such shares). If shares of our common stock are issued to the holders of the 2019 Convertible Senior Notes upon conversion, there will be dilution to our shareholders equity. Upon the occurrence of certain circumstances, holders of the 2019 Convertible Senior Notes may require us to purchase all or a portion of their notes for cash, which may require the use of a substantial amount of cash. If such cash is not available, we may be required to sell other assets or enter into alternate financing arrangements at terms that may or may not be desirable. The existence of the 2019 Convertible Senior Notes and the obligations that we incurred by issuing them may restrict our ability to take advantage of certain future opportunities, such as engaging in future debt or equity financing activities. As of March 31, 2015, no events have occurred which would trigger settlement of the notes in cash.
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

Purchases of Equity Securities By the Issuer and Affiliated Purchasers
There were no repurchases by us of our common stock during the quarter ended March 31, 2015 under the stock repurchase program approved by our board of directors on August 11, 2014, under which we may acquire up to $200.0 million of our common stock in open market and negotiated purchases for a period of one year.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Item 5.02(e) Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers

Effective May 6, 2015, the Compensation Committee of the Board of Directors of the Company approved a special quarterly payment in the amount of $20,000 for the Company’s Director of Accounting, Melanie Herman, payable immediately to Ms. Herman and throughout the term of her service as Interim Chief Financial Officer, which will commence on May 21, 2015.

ITEM 6.	EXHIBITS

The Exhibit Index to this Quarterly Report on Form 10-Q is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	May 11, 2015	By:	/s/ Nishan de Silva
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