Form 10-Q
period 2015-06-30
LIGAND PHARMACEUTICALS INC
filed 2015-08-05
CIK 886163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________________________
FORM 10-Q
________________________________________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 1, 2015, the registrant had 19,854,830 shares of common stock outstanding.

LIGAND PHARMACEUTICALS INCORPORATED
QUARTERLY REPORT

FORM 10-Q

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
LIGAND PHARMACEUTICALS INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share data)

	June 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$108,238	$160,203
Short-term investments	73,371	7,133
Accounts receivable	5,532	12,634
Note receivable	5,547	—
Inventory	802	269
Capitalized expenses (Viking IPO)	—	2,268
Current debt issuance costs	834	809
Restricted investments	600	1,261
Other current assets	1,801	1,842
Total current assets	196,725	186,419
Property and equipment, net	405	486
Investment in Viking Therapeutics	33,996	—
Intangible assets, net	49,535	50,723
Goodwill	12,238	12,238
Commercial license rights	8,598	4,568
Long-term debt issuance costs	2,964	3,388
Other assets	301	207
Total assets	$304,762	$258,029
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable (including $0 and $2,211 related to a VIE, respectively)	$2,708	$7,698
Accrued liabilities	5,629	4,866
Current contingent liabilities	7,674	6,796
Current lease exit obligations	1,638	2,356
Other current liabilities	300	1,063
Total current liabilities	17,949	22,779
Long-term deferred revenue, net	2,083	2,085
Long-term lease exit obligations	228	934
Deferred income taxes	3,059	2,792
Long-term contingent liabilities	11,089	8,353
Long-term debt, net	200,567	195,908
Other long-term liabilities	734	770
Total liabilities	235,709	233,621
Commitments and Contingencies
Stockholders' equity:
Common stock, $0.001 par value; 33,333,333 shares authorized; 19,837,109 and 19,575,150 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	20	20
Additional paid-in capital	692,765	680,660
Accumulated other comprehensive income	11,265	4,953
Accumulated deficit	(634,997)	(659,315)
Total stockholders' equity attributable to Ligand Pharmaceuticals	69,053	26,318
Noncontrolling interests	—	(1,910)
Total liabilities and stockholders' equity	$304,762	$258,029
See accompanying notes.

LIGAND PHARMACEUTICALS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenues:
Royalties	$6,606	$5,241	$16,893	$13,091
Material sales	10,681	3,476	14,410	9,191
Collaborative research and development and other revenues	1,131	1,891	1,717	4,284
Total revenues	18,418	10,608	33,020	26,566
Operating costs and expenses:
Cost of goods	2,600	1,186	3,673	3,637
Research and development	4,010	2,689	7,972	5,821
General and administrative	7,225	5,239	13,219	10,310
Lease exit and termination costs	218	136	441	340
Total operating costs and expenses	14,053	9,250	25,305	20,108
Income from operations	4,365	1,358	7,715	6,458
Other (expense) income:
Interest expense, net	(2,969)	(181)	(5,945)	(429)
Increase in contingent liabilities	(7,274)	(1,312)	(7,277)	(3,260)
Gain on deconsolidation of Viking Therapeutics	28,190	—	28,190	—
Equity in net losses from Viking Therapeutics	(870)	—	(870)	—
Other, net	850	1,376	404	621
Total other (expense) income, net	17,927	(117)	14,502	(3,068)
Income before income taxes	22,292	1,241	22,217	3,390
Income tax (expense) benefit	(265)	47	(279)	(6)
Net income including noncontrolling interests:	22,027	1,288	21,938	3,384
Less: Net loss attributable to noncontrolling interests	(1,537)	(304)	(2,380)	(304)
Net income	$23,564	$1,592	$24,318	$3,688

Per share amounts attributable to Ligand common shareholders:
Basic net income per share	$1.19	$0.08	$1.24	$0.18
Diluted net income per share	$1.11	$0.07	$1.16	$0.17

Weighted-average number of common shares-basic	19,725,410	20,738,299	19,668,183	20,668,110
Weighted-average number of common shares-diluted	21,276,404	21,780,034	20,953,134	21,776,125

See accompanying notes.

LIGAND PHARMACEUTICALS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Net income	$23,564	$1,592	$24,318	$3,688
Unrealized net gain (loss) on available-for-sale securities, net of tax of $0	3,230	(5,127)	7,844	3,095
Less: Reclassification of net realized gains included in net income	(1,300)	(774)	(1,533)	(968)
Comprehensive income (loss)	$25,494	$(4,309)	$30,629	$5,815

See accompanying notes.

LIGAND PHARMACEUTICAL INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six months ended
	June 30,
	2015	2014
Operating activities
Net income including noncontrolling interests	$21,938	$3,384
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operating activities:
Non-cash change in estimated fair value of contingent liabilities	7,277	3,261
Realized gain on sale of short-term investment	(502)	(968)
Gain on write-off of assets	—	(16)
Depreciation and amortization	1,296	1,337
Amortization of discount on investments, net	(34)	—
Amortization of debt discount and issuance fees	5,058	—
Stock-based compensation	6,675	5,093
Non-cash upfront fee	—	(1,211)
Deferred income taxes	268	6
Accretion of note payable	16	169
Gain on deconsolidation of Viking Therapeutics, Inc.	(28,190)	—
Loss on equity investment in Viking Therapeutics, Inc.	870	—
Changes in operating assets and liabilities:
Accounts receivable	7,102	(911)
Inventory	(533)	575
Other current assets	(462)	(136)
Other long-term assets	(598)	(231)
Accounts payable and accrued liabilities	(3,107)	(3,743)
Restricted investments	661	—
Deferred revenue	(110)	(24)
Net cash provided by operating activities	17,625	6,585
Investing activities
Purchase of commercial license rights	(4,030)	—
Payments to CVR holders and other contingency payments	(3,663)	(1,668)
Purchases of property and equipment	(27)	—
Purchase of short-term investments	(60,432)	—
Purchase of Viking common stock	(9,000)	—
Proceeds from sale of property and equipment	1	125
Reduction of cash due to deconsolidation of Viking Therapeutics, Inc.	(247)	—
Proceeds from sale of short-term investments	2,378	1,155
Other, net	—	(1)
Net cash used in investing activities	(75,020)	(389)
Financing activities
Repayment of debt	—	(6,947)
Net proceeds from stock option exercises and ESPP	5,430	3,648
Net cash provided by (used in) financing activities	5,430	(3,299)
Net (decrease) increase in cash and cash equivalents	(51,965)	2,897
Cash and cash equivalents at beginning of period	160,203	11,639
Cash and cash equivalents at end of period	$108,238	$14,536

Supplemental disclosure of cash flow information
Interest paid	$903	$212
Taxes paid	$13	$3
Supplemental schedule of non-cash activity
Unrealized gain on AFS investments	$7,844	$3,095

See accompanying notes

LIGAND PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Basis of Presentation

Ligand Pharmaceuticals Incorporated, a Delaware corporation (the "Company" or "Ligand") is a biopharmaceutical company with a business model that is based upon the concept of developing or acquiring royalty revenue generating assets and coupling them with a lean corporate cost structure. By diversifying the portfolio of assets across numerous technology types, therapeutic areas, drug targets, and industry partners, the Company offers investors an opportunity to invest in the increasingly complicated and unpredictable pharmaceutical industry. These therapies address the unmet medical needs of patients for a broad spectrum of diseases including thrombocytopenia, multiple myeloma, hepatitis, ventricular fibrilation, muscle wasting, Alzheimer’s disease, dyslipidemia, diabetes, anemia, asthma, focal segmental glomerulosclerosis ("FSGS"), menopausal symptoms and osteoporosis. Ligand has established multiple alliances with the world’s leading pharmaceutical companies including Novartis, Amgen, Merck, Pfizer, Baxter International, and Eli Lilly. The Company’s principal market is the United States. The Company sold its Oncology Product Line ("Oncology") and Avinza Product Line ("Avinza") on October 25, 2006 and February 26, 2007, respectively. The operating results for Oncology and Avinza have been presented in the accompanying condensed consolidated financial statements as "Discontinued Operations."

Principles of Consolidation

The accompanying consolidated financial statements include Ligand and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Basis of Presentation

The Company’s accompanying unaudited condensed consolidated financial statements as of June 30, 2015 and for the three and six months ended June 30, 2015 and 2014 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for annual financial statements. The Company’s unaudited condensed consolidated balance sheet at December 31, 2014 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations of the Company and its subsidiaries, have been included. Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. These financial statements should be read in conjunction with the consolidated financial statements and notes therein included in the Company’s annual report on Form 10-K for the year ended December 31, 2014.

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

Income Per Share

Basic income per share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted income per share is computed by dividing net income by the weighted-average number of common shares and common stock equivalents of all dilutive securities calculated using the treasury stock method and the if-converted method. The total number of potential securities including stock options and warrants excluded from the computation of diluted income per share because their inclusion would have been anti-dilutive was 3.5 million and 0.4 million, as of June 30, 2015 and 2014, respectively.

The following table sets forth the computation of basic and diluted net income per share for the periods indicated (in thousands, except per share amounts):

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Net income	$23,564	$1,592	$24,318	$3,688

Shares used to compute basic income per share	19,725,410	20,738,299	19,668,183	20,668,110
Dilutive potential common shares:
Restricted stock	42,836	29,029	52,187	44,815
Stock options	1,044,926	1,012,706	1,001,147	1,063,200
0.75% Convertible Senior Notes, Due 2019	463,232	—	231,617	—
Shares used to compute diluted income per share	21,276,404	21,780,034	20,953,134	21,776,125

Basic per share amounts:
Net income	$1.19	$0.08	$1.24	$0.18

Diluted per share amounts:
Net income	$1.11	$0.07	$1.16	$0.17

Cash Equivalents
Cash equivalents consist of all investments with maturities of three months or less from the date of acquisition.
Short-term Investments
Short-term investments primarily consist of investment in debt securities that have effective maturities greater than three months and less than twelve months from the date of acquisition. The Company classifies its short-term investments as "available-for-sale". Such investments are carried at fair value, with unrealized gains and losses included in the statement of comprehensive income (loss). The Company determines the cost of investments based on the specific identification method.

Restricted Investments
Restricted investments consist of certificates of deposit held with a financial institution as collateral under a facility lease and third-party service provider arrangements.
The following table summarizes the various investment categories at June 30, 2015 and December 31, 2014 (in thousands):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
June 30, 2015
Short-term investments
Bank deposits	$38,174	$3	$(3)	$38,174
Corporate bonds	5,115	—	(5)	5,110
Commercial paper	3,498	—	—	3,498
Asset backed securities	13,330	—	(3)	13,327
Corporate equity securities	1,988	11,274	—	13,262
Restricted investments	600	—	—	600
	$62,705	$11,277	$(11)	$73,971
December 31, 2014
Short-term investments
Corporate equity securities	2,179	4,954	—	7,133
Restricted investments	1,261	—	—	1,261
	$3,440	$4,954	$—	$8,394

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash equivalents, investments and accounts receivable.

The Company invests its excess cash principally in U.S. government debt securities, investment-grade corporate debt securities and certificates of deposit. The Company has established guidelines relative to diversification and maturities that maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates. The Company did not experience any significant losses on its cash equivalents, short-term investments or restricted investments for either of the periods ending June 30, 2015 and December 31, 2014.

Accounts receivable were $5.5 million and 88% was due from one customer at June 30, 2015. Accounts receivable were $12.6 million and 64% was due from two customers at December 31, 2014.

The Company currently obtains Captisol material from multiple sites from a single supplier, Hovione.  If Hovione were not able to supply the requested amounts of Captisol and the Company's existing inventory was depleted, the Company would be unable to continue to derive revenues from the sale of Captisol until it obtained an alternative source, which might take considerable time. The Company maintains inventory of Captisol, which has a five year shelf life, at three geographically spread storage locations in the United States and Europe.  If a disaster were to strike any of these locations, it could lead to supply interruptions for some customers.

Inventory

Inventory is stated at the lower of cost or market value. The Company determines cost using the first-in, first-out method. The Company analyzes its inventory levels periodically and writes down inventory to its net realizable value if it has become obsolete, has a cost basis in excess of its expected net realizable value or is in excess of expected requirements. There were no write downs related to obsolete inventory recorded for the three and six months ended June 30, 2015 and 2014.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts based on the best estimate of the amount of probable losses in the Company’s existing accounts receivable. Accounts receivable that are outstanding longer than their contractual payment terms, ranging from 30 to 90 days, are considered past due. When determining the allowance for doubtful accounts, several factors are taken into consideration, including historical write-off experience and review of specific customer accounts for collectability. Account balances are charged off against the allowance after collection efforts have been exhausted and the potential for recovery is considered remote. There was no allowance for doubtful accounts included in the balance sheets at June 30, 2015 and December 31, 2014.

Property and Equipment

Property and equipment is stated at cost and consists of the following (in thousands):

	June 30,	December 31,
	2015	2014
Lab and office equipment	$2,182	$2,232
Leasehold improvements	273	273
Computer equipment and software	632	624
	3,087	3,129
Less accumulated depreciation and amortization	(2,682)	(2,643)
Total property and equipment, net	$405	$486

Depreciation of equipment is computed using the straight-line method over the estimated useful lives of the assets, which range from three to ten years. Leasehold improvements are amortized using the straight-line method over their estimated useful lives or their related lease term, whichever is shorter. Depreciation expense was recognized for each of the three and six months ended June 30, 2015 and 2014 of $0.1 million and $0.1 million, respectively. Depreciation expense is included in operating expenses.

Goodwill and Other Identifiable Intangible Assets

Goodwill and other identifiable intangible assets consist of the following (in thousands):

	June 30,	December 31,
	2015	2014
Indefinite lived intangible assets
Acquired in-process research and development	$12,556	$12,556
Goodwill	12,238	12,238
Definite lived intangible assets
Complete technology	15,267	15,267
Less: Accumulated amortization	(3,380)	(2,999)
Trade name	2,642	2,642
Less: Accumulated amortization	(586)	(519)
Customer relationships	29,600	29,600
Less: Accumulated amortization	(6,564)	(5,824)
Total goodwill and other identifiable intangible assets, net	$61,773	$62,961

Amortization of definite-lived intangible assets is computed using the straight-line method over the estimated useful life of the asset of 20 years. Amortization expense of $0.6 million and $1.2 million was recognized for each of the three and six months ended June 30, 2015 and 2014, respectively. Estimated amortization expense for the years ending December 31, 2015 through 2019 is $2.4 million per year.

The Company accounts for goodwill and other intangible assets in accordance with Accounting Standards Codification ("ASC") Topic 350 - Intangibles - Goodwill and Other which, among other things, establishes standards for goodwill acquired in a business combination, eliminates the amortization of goodwill and requires the carrying value of goodwill and certain non-amortizing intangibles to be evaluated for impairment on an annual basis. The Company uses the income approach and the market approach, each weighted at 50%, when performing its goodwill impairment analysis. For the income approach, the Company considers the present value of future cash flows and the carrying value of its assets and liabilities, including goodwill. The market approach is based on an analysis of revenue multiples of peer public companies. If the carrying value of the assets and liabilities, including goodwill, were to exceed the Company’s estimation of the fair value, the Company would record an impairment charge in an amount equal to the excess of the carrying value of goodwill over the implied fair value of the goodwill. The Company performs an evaluation of goodwill and other intangibles as of December 31 of each year, absent any indicators of earlier impairment, to ensure that impairment charges, if applicable, are reflected in the Company's financial results before December 31 of each year. When it is determined that impairment has occurred, a charge to operations is recorded. Goodwill and other intangible asset balances are included in the identifiable assets of the business segment to which they have been assigned. Any goodwill impairment, as well as the amortization of other purchased intangible assets, is charged against the respective business segments' operating income. For each of the three and six months ended June 30, 2015 and 2014, there was no impairment of goodwill.
Acquired In-Process Research and Development

Intangible assets related to acquired in-process research and development ("IPR&D") are considered to be indefinite-lived until the completion or abandonment of the associated research and development efforts. During the period the assets are considered to be indefinite-lived, they will not be amortized but will be tested for impairment on an annual basis and between annual tests if the Company becomes aware of any events occurring or changes in circumstances that would indicate a reduction in the fair value of the IPR&D projects below their respective carrying amounts. If and when development is complete, which generally occurs if and when regulatory approval to market a product is obtained, the associated assets would be deemed definite-lived and would then be amortized based on their respective estimated useful lives at that point in time. For each of the three and six months ended June 30, 2015 and 2014, there was no impairment of IPR&D.

Commercial license rights

Commercial license rights represent a portfolio of future milestone and royalty payment rights acquired in accordance with two Royalty Stream and Milestone Payments Purchase Agreements entered into with Selexis SA ("Selexis") in April 2013 and April 2015. Individual commercial license rights acquired under the agreement are carried at allocated cost and approximate fair value. The carrying value of the license rights will be reduced on a pro-rata basis as revenue is realized over the term of the agreement. Declines in the fair value of individual license rights below their carrying value that are deemed to be other than temporary are reflected in earnings in the period such determination is made. As of June 30, 2015, management does not believe there have been any events or circumstances indicating that the carrying amount of its commercial license rights may not be recoverable.

Other Current Assets

Other current assets consist of the following (in thousands):

	June 30,	December 31,
	2015	2014
Prepaid expenses	$1,206	$835
Other receivables	595	685
Co-promote receivable	—	322
Total other current assets	$1,801	$1,842

Investment in Viking Therapeutics

Beginning May 2015, the Company deconsolidated a previously reported variable interest entity ("VIE"). The Company elected to record its investment in Viking Therapeutics ("Viking") under the equity method of accounting as Viking is no longer considered a VIE and the Company does not have voting control or other elements of control that would require consolidation. The investment is subsequently adjusted for the Company’s share of Viking's operating results, and if applicable, cash contributions and distributions, which is reported on a separate line in our condensed consolidated statement of operations called “Equity in net losses of Viking Therapeutics”. On the condensed consolidated balance sheet, the Company reports its investment in Viking on a separate line in the non-current assets section called “Investment in Viking Therapeutics”. See Note 3, Investment in Viking Therapeutics, Inc., for additional details.

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	June 30,	December 31,
	2015	2014
Compensation	$1,399	$1,708
Professional fees	545	459
Amounts owed to former licensees	1,960	925
Royalties owed to third parties	634	705
Other	1,091	1,069
Total accrued liabilities	$5,629	$4,866

Other Long-Term Liabilities

Other long-term liabilities consist of the following (in thousands):

	June 30,	December 31,
	2015	2014
Deposits	$396	$411
Deferred rent	306	327
Other	32	32
Total other long-term liabilities	$734	$770
Contingent Liabilities

In connection with the Company’s acquisition of CyDex in January 2011, the Company recorded a $17.6 million contingent liability, inclusive of the $4.3 million payment made in January 2012, for amounts potentially due to holders of the CyDex contingent value rights ("CVRs") and former license holders. The liability is periodically assessed based on events and circumstances related to the underlying milestones, royalties and material sales. Any change in fair value is recorded in the Company’s consolidated statement of operations. The carrying amount of the liability may fluctuate significantly and actual amounts paid under the CVR agreements may be materially different than the carrying amount of the liability. The fair value of the liability at June 30, 2015 and December 31, 2014 was $10.4 million and $11.5 million, respectively. The Company recorded a fair-value adjustment to increase the liability by $1.0 million and $2.2 million for the three and six months ended June 30, 2015, respectively. There was a revenue-sharing payment of $3.2 million during the six months ended June 30, 2015. For the three and six months ended June 30, 2014, the Company recorded a fair-value adjustment to increase the liability by $3.2 million and $2.7 million, respectively. There was a revenue-sharing payment of $1.6 million made during the six months ended June 30, 2014.

In connection with the Company’s acquisition of Metabasis in January 2010, the Company issued to Metabasis stockholders four tradable CVRs, one CVR from each of four respective series of CVR, for each Metabasis share. The CVRs will entitle Metabasis stockholders to cash payments as frequently as every six months as cash is received by the Company from proceeds from the sale or partnering of any of the Metabasis drug development programs, among other triggering events. The fair values of the CVRs are remeasured at each reporting date through the term of the related agreement. Changes in the fair values are reported in the statement of operations as income (decreases) or expense (increases). The carrying amount of the liability may fluctuate significantly based upon quoted market prices and actual amounts paid under the agreements may be materially different than the carrying amount of the liability. The fair value of the liability was estimated to be $8.4 million and $3.7 million as of June 30, 2015 and December 31, 2014, respectively. The Company recorded an increase in the liability for

Metabasis-related CVRs of $6.4 million and $5.3 million for the three and six months ended June 30, 2015, respectively. The Company recorded a decrease in the liability for Metabasis-related CVRs of $1.9 million and an increase in the liability of $0.5 million for the three and six months ended June 30, 2014, respectively.

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

Revenue Recognition

Royalties on sales of products commercialized by the Company’s partners are recognized in the quarter reported to Ligand by the respective partner. Generally, the Company receives royalty reports from its licensees approximately one quarter in arrears due to the fact that its agreements require partners to report product sales between 30 and 60 days after the end of the quarter. The Company recognizes royalty revenues when it can reliably estimate such amounts and collectability is reasonably assured. Under this accounting policy, the royalty revenues reported are not based upon estimates and such royalty revenues are typically reported to the Company by its partners in the same period in which payment is received.
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
In May 2014, the Company entered into a licensing agreement and research collaboration with Omthera Pharmaceuticals. The research collaboration targets the development of novel products that utilize the proprietary Ligand developed LTP TECHNOLOGY™ to improve lipid-lowering activity of certain omega-3 fatty acids. The Company is eligible to receive compensation and reimbursement from Omthera for internal research efforts and external costs incurred, as well as development and regulatory event-based payments. The completion of a proof of concept under the development program would trigger a $1.0 million payment which is determined to be a milestone under the milestone method of accounting as (1) it is an event that can only be achieved in part on the Company's past performance, (2) there was substantive uncertainty at the date the arrangement was entered into that the event would be achieved and (3) it results in additional payment being due to the Company. None of the other event-based payments represents a milestone under the milestone method of accounting. No event based payment or milestone was achieved during the periods presented. The Company received $0.5 million from Omthera in 2014 under the agreement and recognized $0.4 million as collaborative revenue based on the percentage of completion of the research program at December 31, 2014. No milestone payment or contingent payment was received in 2014 or in the six months ended June 30, 2015.

Accounting for Stock-Based Compensation

Stock-based compensation expense for awards to employees and non-employee directors is recognized on a straight-line basis over the vesting period until the last tranche vests. The following table summarizes stock-based compensation expense recorded as components of research and development expenses and general and administrative expenses for the periods indicated (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Stock-based compensation expense as a component of:
Research and development expenses	$1,253	$956	$2,174	$1,645
General and administrative expenses	2,507	2,071	4,501	3,448
	$3,760	$3,027	$6,675	$5,093

The fair-value for options that were awarded to employees and directors was estimated at the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions:

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Risk-free interest rate	1.7%	1.9%	1.8%	1.9%
Dividend yield	—	—	—	—
Expected volatility	58%	67%	58%	69%
Expected term	6.6	6.4	6.6	6.4
Forfeiture rate	8.5%	8.6%	8.5%	8.6%-9.7%

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

Income Taxes

                Income taxes are accounted for under the liability method.  This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of differences between the tax basis of assets or liabilities and their carrying amounts in the consolidated financial statements.  A valuation allowance is provided for deferred tax assets if it is more likely than not that these items will either expire before the Company is able to realize their benefit or if future deductibility is uncertain.  As of June 30, 2015, the Company had provided a full valuation allowance against its deferred tax assets as recoverability was uncertain.  Developing the provision for income taxes requires significant judgment and expertise in federal and state income tax laws, regulations and strategies, including the determination of deferred tax assets and liabilities and, if necessary, any valuation allowances that may be required for deferred tax assets.  The Company's judgments and tax strategies are subject to audit by various taxing authorities.  While management believes the Company has provided adequately for its income tax liabilities in its consolidated financial statements, adverse determinations by these taxing authorities could have a material adverse effect on the Company's consolidated financial condition and results of operations.

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

Discontinued Operations - Oncology Product Line

In 2006, the Company and Eisai Inc. and Eisai Co., Ltd. (collectively "Eisai"), entered into an agreement whereby Eisai acquired all of the Company's worldwide rights in and to its oncology products. The Oncology product line included the Company's four marketed oncology drugs: Ontak, Targretin capsules, Targretin gel and Panretin gel.

Discontinued Operations - Avinza Product Line

In 2006, the Company and King Pharmaceuticals, now a subsidiary of Pfizer, entered into an agreement whereby Pfizer acquired all of the rights in and to Avinza in the United States, its territories and Canada. Pursuant to the terms of the agreement, the Company retained the liability for returns of product from wholesalers that had been sold by the Company prior to the close of the transaction. Accordingly, as part of the accounting for the gain on the sale of Avinza, the Company recorded a reserve for Avinza product returns.

Segment Reporting

Under ASC 280, Segment Reporting, operating segments are defined as components of an enterprise about which separate financial information is available that is regularly evaluated by the entity’s chief operating decision maker, in deciding how to allocate resources and in assessing performance. The Company has evaluated this codification and has identified two reportable segments: the development and commercialization of drugs using Captisol technology and the biopharmaceutical company with a business model that is based upon the concept of developing or acquiring royalty revenue generating assets and coupling them with a lean corporate cost structure.
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

Consolidation of Variable Interest Entities

The Company identifies an entity as a VIE if either: (1) the entity does not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) the entity's equity investors lack the essential characteristics of a controlling financial interest. The Company performs ongoing qualitative assessments of its VIEs to determine whether the Company has a controlling financial interest in any VIE and therefore is the primary beneficiary. If the Company is the primary beneficiary of a VIE, it consolidates the VIE under applicable accounting guidance. See Note 3, Investment in Viking Therapeutics, Inc., for additional details.

Convertible Debt

In August 2014, the Company completed a $245.0 million offering of convertible senior notes, which mature in 2019 and bear interest at 0.75% (the "2019 Convertible Senior Notes"). The Company accounts for the 2019 Convertible Senior Notes by separating the liability and equity components of the instrument in a manner that reflects the Company's nonconvertible debt borrowing rate. As a result, the Company assigned a value to the debt component of the 2019 Convertible Senior Notes equal to the estimated fair value of similar debt instruments without the conversion feature, which resulted in the Company recording the debt instrument at a discount. The Company is amortizing the debt discount over the life of the 2019 Convertible Senior Notes as additional non-cash interest expense utilizing the effective interest method.
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

2. Fair Value Measurements

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including marketable securities, co-promote termination payments receivable and the related liability, contingent liabilities, and convertible note receivable from Viking.

The following table provides a summary of the carrying value of assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2015 (in thousands):

Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents (1)	$88,077	$—	$88,077	$—
Short-term investments (2)	73,371	13,262	60,109	—
Note receivable Viking Therapeutics, Inc. (3)	5,547	—	—	5,547
Total assets	$166,995	$13,262	$148,186	$5,547
Liabilities:
Current contingent liabilities-CyDex (4)	$4,597	$—	$—	$4,597
Current contingent liabilities-Metabasis (5)	3,077	—	3,077	—
Long-term contingent liabilities-CyDex (4)	5,773	—	—	5,773
Long-term contingent liabilities-Metabasis (5)	5,316	—	5,316	—
Liability for amounts owed to former licensees(6)	1,678	1,678	—	—
Total liabilities	$20,441	$1,678	$8,393	$10,370

The following table provides a summary of the assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2014 (in thousands):

Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs *	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents (1)	$69,261	$—	$69,261	$—
Current co-promote termination payments receivable (7)	322	—	—	322
Short-term investments (2)	7,133	7,133	—	—
Total assets	$76,716	$7,133	$69,261	$322
Liabilities:
Current contingent liabilities-CyDex (4)	$6,796	$—	$—	$6,796
Current co-promote termination liability (7)	322	—	—	322
Long-term contingent liabilities-Metabasis (5)	3,652	—	3,652	—
Long-term contingent liabilities-CyDex (4)	4,701	—	—	4,701
Liability for amounts owed to former licensees (6)	773	773	—	—
Total liabilities	$16,244	$773	$3,652	$11,819
*Adjusted to correct an error in disclosure that was deemed immaterial to the financial statements taken as a whole. Contingent liabilities related to Metabasis were reclassified from Level 1 to Level 2 as market is deemed inactive. Additionally, certain certificates of deposit with maturities less than 90 days were not previously disclosed in the table above.

(1)
Highly liquid investments with maturities less than 90 days from the purchase date are recorded as cash equivalents that are classified as Level 2 of the fair value hierarchy, as these investment securities are valued based upon quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

(2)
Investments in equity securities, which the Company received as a result of event-based and upfront payments from licensees, are classified as level 1 as the fair value is determined using quoted market prices in active markets for the same securities. Short-term investments in marketable securities with maturities greater than 90 days are classified as level 2 of the fair value hierarchy, as these investment securities are valued based upon quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

(3)
The fair value of the convertible note receivable from Viking was determined using a probability weighted option pricing model using a lattice methodology. The fair value is subjective and is affected by certain significant input to the valuation model such as the estimated volatility of the common stock, which was estimated to be 50% at June 30, 2015. Changes in these assumptions may materially affect the fair value estimate.

(4)
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

(5)	The liability for CVRs for Metabasis are determined using quoted market prices in an inactive market for the underlying CVR.

(6)
The liability for amounts owed to former licensees are determined using quoted market prices in active markets for the underlying investment received from a partner, a portion of which is owed to former licensees.

(7)
The co-promote termination payments receivable represents a receivable for future payments to be made by Pfizer related to product sales and is recorded at its fair value. The receivable and liability will remain equal. The fair value is determined based on a valuation model using an income approach.

The following table represents significant unobservable inputs used in determining the fair value of contingent liabilities assumed in the acquisition of CyDex:

	June 30, 2015	December 31, 2014
Range of annual revenue subject to revenue sharing (1)	$20.2 million-$21.8 million	$17.2 million-$17.3 million
Revenue volatility	30%	25%
Average probability of commercialization	80%	81%
Sales beta	0.50	0.60
Credit rating	B	B
Equity risk premium	6%	6%

(1)
Revenue subject to revenue sharing represent management’s estimate of the range of total annual revenue subject to revenue sharing (i.e. annual revenues in excess of $15 million) through December 31, 2016, which is the term of the CVR agreement.

A reconciliation of the level 3 financial instruments as of June 30, 2015 is as follows (in thousands):

Assets:
Fair value of level 3 financial instrument assets as of December 31, 2014	$322
Assumed payments made by Pfizer or assignee	(390)
Fair value adjustments to co-promote termination liability	68
Viking note receivable	5,547
Fair value of level 3 financial instrument assets as of June 30, 2015	$5,547

Liabilities:
Fair value of level 3 financial instrument liabilities as of December 31, 2014	$11,819
Assumed payments made by Pfizer or assignee	(390)
Payments to CVR and other former license holders	(3,296)
Fair value adjustments to contingent liabilities	2,169
Fair value adjustments to co-promote termination liability	68
Fair value of level 3 financial instrument liabilities as of June 30, 2015	$10,370

Other Fair Value Measurements

2019 Convertible Senior Notes

In August 2014, the Company issued $245.0 million aggregate principal amount of its 2019 Convertible Senior Notes. The Company uses a quoted market rate in an inactive market, which is classified as a Level 2 input, to estimate the current fair value of its 2019 Convertible Senior Notes. The estimated fair value of the 2019 Senior Convertible Notes was $353.6 million as of June 30, 2015. The carrying value of the notes does not reflect the market rate. See Note 7 Financing Arrangements for additional information.

Investment in Viking Therapeutics, Inc.

The Company records its investment in Viking under the equity method of accounting. The investment is subsequently adjusted for the Company’s share of Viking's operating results, and if applicable, cash contributions and distributions. See Note 3 Investment in Viking Therapeutics, Inc. for additional information. The market value of the Company's investment in Viking was $34.2 million as of June 30, 2015. The carrying value of the investment in Viking does not reflect the market value.

3. Investment in Viking Therapeutics, Inc.

Transaction History

In May 2014, the Company entered into a Master License Agreement ("MLA") to license rights to five programs to Viking, an unrelated clinical-stage biopharmaceutical company focused on the development of novel therapies for metabolic and endocrine disorders. As an upfront payment under the MLA, Viking agreed to issue to the Company shares of Viking common stock having an aggregate value of approximately $29.0 million, subject to adjustment in certain circumstances, upon the consummation of Viking's initial public offering (the "Viking IPO") or certain other qualified financing events. In addition, Viking agreed to pay the Company royalties and milestone payments based on the progression and eventual sale of any products developed under the rights and licenses granted under the MLA. As part of this transaction, the Company extended a $2.5 million loan to Viking under a Loan and Security Agreement ("LSA") and evidenced by a convertible note. Under the terms of the LSA, the principal amount outstanding accrues interest at a fixed rate equal to 5%.

In April 2015, the Company entered into an amendment to the MLA with Viking (the "MLA Amendment") which among other things, caps the Company’s aggregate ownership of Viking common stock to 49.9% of the Viking capital stock outstanding following the closing of the Viking IPO. Additionally, the Company and Viking entered into an amendment to the LSA (the "LSA Amendment"), pursuant to which, the loans are no longer due and payable upon completion of the Viking IPO, but were extended to become due upon the earlier of: (i) a certain private qualified financing transaction with aggregate net proceeds to Viking of at least $20.0 million or (ii) a public offering subsequent to the Viking IPO with aggregate net proceeds to Viking of at least $20.0 million or (iii) one year after the closing of the Viking IPO. The Company may elect to receive equity of Viking common stock or cash equal to 200% of the principal amount plus accrued and unpaid interest. As of June 30, 2015, the aggregate fair market value of the note receivable was $5.5 million.

In May 2015, Viking completed the Viking IPO selling 3.5 million shares of its common stock at an initial offering price of $8.00 per share for an aggregate offering price of $27.6 million before underwriting discounts and commissions. In connection with the Viking IPO, the Company purchased 1.1 million shares of Viking common stock for an aggregate price of $9.0 million at the initial public offering price. In addition, pursuant to the amended MLA Amendment, the Company received approximately 3.7 million shares of Viking common stock having an aggregate value of approximately $29.2 million based on the initial public offering price of $8.00 per share. As a result, the Company including its related parties owned an aggregate of 48.8% of the outstanding common stock of Viking, based on the shares of outstanding Viking common stock at June 30, 2015. As of June 30, 2015, the carrying value of the Company's investment in Viking was $34.0 million.

Accounting Consideration

In May 2014, the Company determined it held a variable interest in Viking. The Company's variable interests in Viking included the convertible note issued pursuant to the LSA and the Company’s potential upfront payment of equity pursuant to the MLA. The Company considered certain criteria, including risk and reward sharing, experience and financial condition of its partner, voting rights, involvement in day-to-day operating decisions, the Company’s representation on Viking's executive committee, and level of economics between the Company and Viking. Based on these criteria, and using its judgment, the Company determined that it was the primary beneficiary of Viking and, as a result, the Company consolidated Viking on its financial statements as a variable interest entity (“VIE”). From May 21, 2014 through May 4, 2015, the date of Viking’s initial public offering (the “Viking IPO”), the Company recorded 100% of the losses incurred as net loss attributable to noncontrolling interest because it was a primary beneficiary with no equity interest in the VIE. The loans issued pursuant to the LSA was included as notes payable by Viking and were eliminated as long as the Company consolidated Viking on its financial statements.

Upon completion of the Viking IPO in May 2015, the Company determined that Viking was no longer a VIE. The Company also determined that it does not have voting control or other elements of control that would require consolidation of Viking. As a result of this assessment, the Company deconsolidated Viking on May 4, 2015 by derecognizing its assets, liabilities, and noncontrolling interest from the Company's consolidated financial statements. Applying deconsolidation accounting guidance, the Company determined, based on an independent valuation, the fair value of its equity investment in Viking upon deconsolidation was approximately $34.9 million after applying a discount on the Viking IPO price due to applicable transfer restrictions applicable to the Company as an affiliate of Viking pursuant to Rule 144 under the Securities Act of 1933. Based on a separate independent valuation, the Company determined that the fair value of the convertible notes receivable was approximately $5.5 million upon deconsolidation. The Company recorded a $28.2 million gain on deconsolidation of Viking in its consolidated statement of operations as of June 30, 2015.

Following the deconsolidation, the Company accounts for its equity investment in Viking under the equity method. For each of the three and six months ended June 30, 2015, the Company reported approximately $0.9 million as equity in net losses from Viking. The Company has opted to account for the Viking convertible notes receivable at fair value. For each of the three and six months ended June 30, 2015, the Company recorded no change in the fair value of the Viking convertible notes since the deconsolidation date. See Note 2, Fair Value Measurements for additional details.

Viking's Assets and Liabilities

As of June 30, 2015, Viking's total assets were $22.3 million, total liabilities were $4.9 million and net losses for the three and six months ended June 30, 2015 were $7.9 million and $13.6 million, respectively. As of December 31, 2014 Viking's assets and liabilities which were consolidated for the period shown were as follows (in thousands):

December 31, 2014
Cash and cash equivalents	$756
Other current assets	18
Capitalized IPO expenses	2,268
Total current assets	$3,042

Other assets	$1
Total assets	$3,043

Accounts payable	$2,211
Accrued liabilities	77
Current portion of notes payable	334
Total current liabilities	$2,622

Long-term portion of notes payable	2,331
Total liabilities	$4,953

Metabasis CVR payouts

In connection with the shares of Viking common stock received pursuant to the MLA, the Company will make a cash payment to the holders of certain Metabasis CVRs. The Company made a cash payment to certain holders of Metabasis CVRs of $0.4 million during the three and six months ended June 30, 2015. Additionally, the Company made a cash payment to certain holders of Metabasis CVRs of $0.5 million in July 2015. The Company estimates that the remaining cash payment, expected to be made in January 2016, will be approximately $2.6 million. See Note 1. Basis of Presentation-Contingent Liabilities for additional information on the Metabasis CVRs.

4. Lease Obligations

The Company leases office and laboratory facilities in California, Kansas and New Jersey. These leases expire between 2015 and 2019, some of which are subject to annual rent increases which range from 3.0% to 3.5%. The Company currently subleases office and laboratory space in California and New Jersey. The following table provides a summary of operating lease obligations and payments expected to be received from sublease agreements as of June 30, 2015 (in thousands):

Operating lease obligations:	Lease Termination Date	Less than 1 year	1 year	2 years	3 years	4 years	Total
Corporate headquarters- San Diego, CA	June 2019	$691	$709	$727	$747	$—	$2,874
Bioscience and Technology Business Center- Lawrence, KS	December 2017	54	54	27	—	—	135
Vacated office and research facility-San Diego, CA	August 2015	191	—	—	—	—	191
Vacated office and research facility- Cranbury, NJ	August 2016	2,614	436	—	—	—	3,050
Total operating lease obligations		$3,550	$1,199	$754	$747	$—	$6,250

Sublease payments expected to be received:
Corporate headquarters- San Diego, CA	June 2019	$436	$446	$457	$469	$—	$1,808
Vacated office and research facility- San Diego, CA	August 2015	78	—	—	—	—	78
Office and research facility- Cranbury, NJ	August 2016	212	35	—	—	—	247
Net operating lease obligations		$2,824	$718	$297	$278	$—	$4,117

As of June 30, 2015 and December 31, 2014, the Company had lease exit obligations of $1.9 million and $3.3 million, respectively. For the three and six months ended June 30, 2015, the Company made cash payments, net of sublease payments received of $0.9 million and $1.9 million, respectively. The Company recognized adjustments for accretion and changes in leasing assumptions of $0.2 million and $0.4 million for the three and six months ended June 30, 2015, respectively. For the three and six months ended June 30, 2014, the Company made cash payments, net of sublease payments received of $0.9 million and $1.8 million, respectively. The Company recognized adjustments for accretion and changes in leasing assumptions of $0.1 million and $0.2 million for the three and six months ended June 30, 2014, respectively.
Total rent expense under all office leases for each of the three and six months ended June 30, 2015 was $0.1 million and $0.2 million, respectively. Total rent expense for the three and six months ended June 30, 2014 was $0.2 million and $0.4 million, respectively. The Company recognizes rent expense on a straight-line basis. Deferred rent at both June 30, 2015 and December 31, 2014 was $0.3 million, and is included in other long-term liabilities.

5. Segment Reporting
The Company evaluates performance based on the operating income (loss) of the respective business segments. The segment results may not represent actual results that would be expected if they were independent, stand-alone businesses. Segment information is as follows (in thousands):

Balance Sheet Data:	As of June 30, 2015
	Ligand	CyDex	Total
Total assets	$239,133	$65,629	$304,762

	As of December 31, 2014
	Ligand	CyDex	Total
Total assets	$184,215	$73,814	$258,029

Operating Data:	For the three months ended June 30, 2015
	Ligand	CyDex	Total
Net revenues from external customers	$5,200	$13,218	$18,418
Depreciation and amortization expense	$38	$597	$635
Operating (loss) income	$(4,465)	$8,830	$4,365
Interest expense, net	$2,969	$—	$2,969
Income tax (expense) benefit	$(254)	$(11)	$(265)

	For the three months ended June 30, 2014
	Ligand	CyDex	Total
Net revenues from external customers	$5,692	$4,916	$10,608
Depreciation and amortization expense	$68	$601	$669
Operating (loss) income	$(867)	$2,225	$1,358
Interest expense, net	$181	$—	$181
Income tax (expense) benefit	$45	$2	$47

	For the six months ended June 30, 2015
	Ligand	CyDex	Total
Net revenues from external customers	$14,206	$18,814	$33,020
Depreciation and amortization expense	$102	$1,194	$1,296
Operating (loss) income	$(4,007)	$11,722	$7,715
Interest expense, net	$5,945	$—	$5,945
Income tax (expense) benefit	$(268)	$(11)	$(279)

	For the six months ended June 30, 2014
	Ligand	CyDex	Total
Net revenues from external customers	$12,483	$14,083	$26,566
Depreciation and amortization expense	$134	$1,203	$1,337
Operating (loss) income	$(938)	$7,396	$6,458
Interest expense, net	$429	$—	$429
Income tax (expense) benefit	$(6)	$—	$(6)

6. Financing Arrangements

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

0.75% Convertible Senior Notes Due 2019

In August 2014, the Company issued $245.0 million aggregate principal amount of its 2019 Convertible Senior Notes, resulting in net proceeds of $239.3 million. The 2019 Convertible Senior Notes are convertible into common stock at an initial conversion rate of 13.3251 shares per $1,000 principal amount of convertible notes, subject to adjustment upon certain events, which is equivalent to an initial conversion price of approximately $75.05 per share of common stock. The initial conversion price of the notes represented a premium of approximately 35% to the $55.59 per share close price of the Company's common stock on August 12, 2014. The notes bear interest at a rate of 0.75% per year, payable semi-annually. Holders of the 2019 Convertible Senior Notes may convert the notes at any time prior to the close of business on the business day immediately preceding May 15, 2019, under any of the following circumstances: (1) during any fiscal quarter (and only during such fiscal quarter) commencing after December 31, 2014, if, for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading day period ending on the last trading day of the immediately preceding fiscal quarter, the last reported sale price of the Company's common stock on such trading day is greater than 130% of the conversion price on such trading day; (2) during the five business day period immediately following any ten consecutive trading day period, in which the trading price per $1,000 principal amount of notes was less than 98% of the product of the last reported sale price of the Company's common stock on such trading day and the conversion rate on each such trading day; or (3) upon the occurrence of certain specified corporate events as specified in the indenture governing the notes. On or after May 15, 2019 until the close of business on the second scheduled trading day immediately preceding August 15, 2019, holders of the notes may convert all or a portion of their notes at any time, regardless of the foregoing circumstances. Upon conversion, Ligand must deliver cash to settle the principal and may deliver cash or shares of common stock, at the option of the Company, to settle any premium due upon conversion.

In accordance with accounting guidance for debt related to conversion and other options, the Company separately accounted for the debt and equity components of the 2019 Convertible Senior Notes by allocating the $245.0 million total proceeds between the debt component and the embedded conversion option, or equity component, due to Ligand's ability to settle the 2019 Convertible Senior Notes in cash for the principal portion and to settle any premium in cash or common stock, at the Company's election. The debt allocation was performed in a manner that reflected the Company's non-convertible borrowing rate for similar debt of 5.83% derived from independent valuation analysis. The initial debt value of $192.5 million accretes at 5.83% to reach $245.0 million at the maturity date. The equity component of the 2019 Convertible Senior Notes was recognized as a debt discount and represents the difference between the $245.0 million proceeds at issuance of the 2019 Convertible Senior Notes and the fair value of the debt allocation on their respective issuance dates. The debt discount is amortized to interest expense using the effective interest method over the expected life of a similar liability without an equity component. The notes will have a dilutive effect to the extent the average market price per share of common stock for a given reporting period exceeds the conversion price of $75.05. As of June 30, 2015, the “if-converted value” exceeded the principal amount of the 2019 Convertible Senior Notes by $77.8 million.

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

The Company determined the expected life of the debt discount for the 2019 Convertible Senior Notes to be equal to the original five-year term of the notes. The carrying value of the equity component related to the 2019 Convertible Senior Notes as of June 30, 2015 and December 31, 2014, net of issuance costs, was $51.3 million.

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

Viking Therapeutics, Inc.

Prior to the completion of the Viking IPO in May 2015, the Company held a variable interest in Viking and consolidated Viking in its consolidated financial statements. As a result, Viking had convertible notes payable of $0.3 million, which were included in the Company's financing arrangements for the period ended December 31, 2014. The notes were converted to Viking common stock upon completion of the Viking IPO in May 2015.

The carrying values and the fixed contractual coupon rates of the Company's financing arrangements as of June 30, 2015 and December 31, 2014 were as follows (in thousands):

	June 30, 2015	December 31, 2014
2019 Convertible Senior Notes
Principal amount outstanding	$245,000	$245,000
Unamortized discount	(44,433)	(49,092)
Net carrying amount	200,567	195,908
Convertible notes payable, Viking Therapeutics, Inc.	—	334
Total notes payable	$200,567	$196,242

7. Stockholders’ Equity

The Company grants options and awards to employees and non-employee directors. Only new shares of common stock are issued upon the exercise of stock options. Non-employee directors are accounted for as employees. Options and restricted stock granted to certain directors vest in equal monthly installments over the one-year period following the date of grant. Options granted to employees vest 1/8 on the six month anniversary of the date of grant, and 1/48 each month thereafter for 42 months. Option awards generally expire ten years from the date of grant.

Stock Option Activity

The following is a summary of the Company’s stock option plan activity and related information:

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (In thousands)
Balance as of December 31, 2014	1,800,697	$28.78	7.3	$51,558
Granted	262,747	$58.84
Exercised	(212,349)	$25.58
Forfeited	(78,685)	$45.75
Balance as of June 30, 2015	1,772,410	$32.86	7.0	$120,588
Exercisable as of June 30, 2015	1,139,894	$23.62	6.1	$88,090
Options vested and expected to vest as of June 30, 2015	1,772,410	$32.86	7.0	$120,588

The weighted-average grant date fair value of all stock options granted during the six months ended June 30, 2015 was $33.66 per share. The total intrinsic value of all options exercised during the six months ended June 30, 2015 and 2014 was approximately $12.4 million and $13.7 million, respectively. As of June 30, 2015, there was $16.0 million of total unrecognized compensation cost related to nonvested stock options. That cost is expected to be recognized over a weighted-average period of 2.6 years.

Net cash received from options exercised during the six months ended June 30, 2015 and 2014 was approximately $5.3 million and $3.6 million, respectively. There is no current tax benefit related to options exercised because of net operating losses for which a full valuation allowance has been established.

As of June 30, 2015, 0.8 million shares were available for future option grants or direct issuance under the Company's 2002 Stock Incentive Plan, as amended.

Restricted Stock Activity

Restricted stock activity for the six months ended June 30, 2015 was as follows:

	Shares	Weighted- Average Grant Date Fair Value
Nonvested at December 31, 2014	82,673	$45.76
Granted	100,954	$58.62
Vested	(48,066)	$44.78
Cancelled	(15,512)	$54.91
Nonvested at June 30, 2015	120,049	$55.79

Restricted stock awards generally vest over three years. As of June 30, 2015, there was $5.4 million of total unrecognized compensation cost related to nonvested restricted stock. That cost is expected to be recognized over a weighted-average period of 2.0 years.

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

The Amended ESPP allows employees to purchase Ligand common stock at the end of each six month period at a price equal to 85% of the lesser of fair market value on either the start date of the period or the last trading day of the period (the "Lookback Provision"). The 15% discount and the Lookback Provision make the Amended ESPP compensatory.  There were 2,654 and 2,230 shares of common stock issued under the amended ESPP during either of the six months ended June 30, 2015 and 2014, respectively. The Company recorded compensation expense related to the ESPP of $36,000 and $31,000 for the six months ended June 30, 2015 and 2014, respectively. As of June 30, 2015, 73,087 shares were available for future purchases under the Amended ESPP and 0.2 million shares of common stock had been issued under the Amended ESPP to employees. For shares purchased under the Company's Amended ESPP, a weighted-average expected volatility of 36% and 39% and an expected term of 6 months was used for the period ended June 30, 2015 and 2014, respectively.

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

Securities Litigation

On June 8, 2012, a federal securities class action and shareholder derivative lawsuit was filed in the Eastern District of Pennsylvania alleging that the Company and its CEO aided and abetted various breaches of fiduciary duties based on the Company’s purchase of a licensing interest in a development-stage pharmaceutical program from the Genaera Liquidating Trust in May 2010 and the Company’s subsequent sale of half of its interest in the transaction to Biotechnology Value Fund, Inc. Plaintiff filed a second amended complaint in February 2015, which the Company moved to dismiss on March 20, 2015. The court has set oral argument to be held in September. The Company intends to continue to vigorously defend against the claims against the Company and its CEO. Due to the complex nature of the legal and factual issues involved, however, the outcome of the matter is not presently determinable.

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

Overview

We are a biotechnology company with a business model that is based upon the concept of developing or acquiring royalty revenue generating assets and coupling them with a lean corporate cost structure. Our goal is to create a sustainably profitable business and generate meaningful value for our stockholders. Since a portion of our business model is based on the goal of partnering with other pharmaceutical companies to commercialize and market our assets, a significant amount of our revenue is based largely on payments made to us by partners for royalties, milestones, event-based payments, and license fees. We offer investors an opportunity to invest in the increasingly complicated and unpredictable pharmaceutical industry. In comparison to our peers, we believe we have assembled one of the largest and most diversified asset portfolios in the industry with the potential to generate significant revenue in the future. The therapies in our development portfolio address the unmet medical needs of patients for a broad spectrum of diseases including thrombocytopenia, multiple myeloma, hepatitis, ventricular fibrilation, muscle wasting, Alzheimer’s disease, dyslipidemia, diabetes, anemia, asthma, focal segmental glomerulosclerosis ("FSGS), menopausal symptoms and osteoporosis.. We have established multiple alliances with the world’s leading pharmaceutical companies including Novartis, Amgen, Merck, Pfizer, Baxter International, and Eli Lilly.

Highlights from year-to-date 2015 include:

•	In January, our partner, Retrophin, Inc. announced that they have received orphan drug designation from FDA for Sparsentan for the treatment of FSGS.

•
In February, our partner, Amgen, announced that the European Medicines Agency (EMA) has accepted the Marketing Authorization Application (MAA) of Kyprolis®(carfilzomib) for injection for the treatment of patients with relapsed multiple myeloma who have received at least one prior therapy. The MAA has been granted accelerated assessment by the EMA.

•
In February, Ligand announced a license agreement with Sermonix for oral lasofoxifene for the United States and additional territories. Under the terms of the agreement, Ligand is entitled to receive up to $45 million in potential regulatory and commercial milestone payments and tiered royalties of 6% to 10% on future net sales.

•
In April, our partner, SAGE Therapeutics Inc., announced a positive end-of-phase 2 meeting with FDA on SAGE-547 for the treatment of patients with super-refractory status epilepticus (SRSE) and completion of treatment for the first patient enrolled in its Phase 3 expanded access protocol for SAGE-547.

•	In May, the Viking IPO closed, pursuant to which Viking sold 3.45 million shares of its common stock at an initial offering price of $8.00 per share.

•
In connection with the Viking IPO, we purchased 1.1 million shares of Viking common stock for an aggregate price of $9.0 million at the price offered to the public. In addition, we received an aggregate of approximately 3.7 million shares of Viking common stock pursuant to the closing of the Viking IPO.

•
In May, we acquired financial rights to potential future milestones and royalties for more than 15 biologic development programs from Selexis SA. Each acquired program is fully funded by a development partner. Selexis is a privately held global life science company based in Switzerland focused on drug discovery for lead identification and cell line development for scale-up and manufacturing of therapeutic protein drugs. We previously acquired a portfolio of biologic development programs from Selexis in April, 2013.

•
In June, we announced results from a Phase 1b clinical trial with LGD-6972 that demonstrated favorable safety, tolerability and pharmacokinetics in normal healthy volunteers and in subjects with type 2 diabetes mellitus. The trial results also demonstrated a robust, dose-dependent reduction of fasting plasma glucose.

•
In June, our partner, Viking, announced the submission of an IND application to the to initiate clinical development of VK5211 in patients with acute hip fracture. Initial studies will evaluate safety, tolerability and pharmacokinetic profile of VK5211 in healthy elderly subjects.

•
In June, our partner, Novartis, announced that the FDA approved Promacta® (eltrombopag) for the treatment of children six years and older with chronic immune thrombocytopenia (ITP) who have had an insufficient response to corticosteroids, immunoglobulins or splenectomy.

•
In July, our partner, Amgen, announced that the FDA approved the sNDA for Kyprolis® for injection in combination with Revlimid® (lenalidomide) and dexamethasone for the treatment of patients with multiple myeloma who have received one to three prior lines of therapy. The FDA approved the expanded indication for Kyprolis based on data from the ASPIRE study which showed that patients treated in the dexamethasone arm lived 50% longer (8.7 months longer) without their disease worsening compared to patients treated with Revlimid and low-dose dexamethasone alone.

•
Ligand entered into a worldwide agreement with Sanofi for the development and commercialization of SAR-125844, a Captisol-enabled™ program. Ligand will receive undisclosed milestones, tiered royalties and revenue from Captisol material sales. Sanofi is responsible for all development costs relating to the program.

•	In July, we entered into a new clinical-stage agreement with AiCuris GmbH & Co for an undisclosed anti-infective Captisol-enabled™ program.

Results of Operations

Three and six months ended June 30, 2015 and 2014
Total revenues for the three and six months ended June 30, 2015 were $18.4 million and $33.0 million, respectively, compared to $10.6 million and $26.6 million, respectively, for the same periods in 2014. We reported net income attributable to common stock holders of $23.6 million and $24.3 million for the three and six months ended June 30, 2015, respectively, compared to $1.6 million and $3.7 million, respectively, for the same periods in 2014.

Royalty Revenue
Royalty revenues were $6.6 million and $16.9 million for the three and six months ended June 30, 2015, respectively, compared to $5.2 million and $13.1 million, respectively, for the same periods in 2014. The increase in royalty revenue is primarily due to an increase in Promacta and Kyprolis royalties.

Material Sales
We recorded material sales of $10.7 million and $14.4 million for the three and six months ended June 30, 2015, respectively, compared to $3.5 million and $9.2 million, respectively, for the same periods in 2014. The increase in material sales of $7.2 million and $5.2 million for the three and six months ended June 30, 2015, respectively, is due to an increase in Captisol purchases for use in clinical trials and in commercialized products.

Collaborative Research and Development and Other Revenue
We recorded collaborative research and development and other revenue of $1.1 million and $1.7 million for the three and six months ended June 30, 2015, respectively, compared to $1.9 million and $4.3 million, respectively, for the same periods in 2014. The decrease of $0.8 million and $2.6 million for the three and six months ended June 30, 2015, respectively, is primarily due to significant milestones and upfront fees earned in the first half of 2014.

Cost of Sales
Cost of sales were $2.6 million and $3.7 million for the three and six months ended June 30, 2015, respectively, compared to $1.2 million and $3.6 million, respectively, for the same periods in 2014. The increase of $1.4 million and $0.1 million for the three and six months ended June 30, 2015, respectively, is primarily due to higher material sales in the first half of 2015 offset by invoking lower pricing tiers from our contract manufacturer due to higher quantities of Captisol material ordered.

Research and Development Expenses
Research and development expenses were $4.0 million and $8.0 million for the three and six months ended June 30, 2015, respectively, compared to $2.7 million and $5.8 million, respectively, for the same periods in 2014. The increase of $1.3 million and $2.2 million for the three and six months ended June 30, 2015, respectively, is primarily due to timing of costs associated with internal programs.

As summarized in the table below, we are developing several proprietary products for a variety of indications. Our programs are not limited to the following, but are representative of a range of future licensing opportunities to expand our partnered asset portfolio.

Program	Disease/Indication	Development Phase

Glucagon Receptor Antagonist	Diabetes	Phase I/II
Oral Human Granulocyte Colony Stimulating Factor	Neutropenia	Preclinical
LTP Platform	Metabolic and Cardiovascular	Preclinical
Kinase Inhibitors	Multiple	Preclinical
HepDirect	Liver	Preclinical

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

General and Administrative Expenses
General and administrative expenses were $7.2 million and $13.2 million for the three and six months ended June 30, 2015, respectively, compared to $5.2 million and $10.3 million, respectively, for the same periods in 2014. The increase of $2.0 million and $2.9 million for three and six months ended June 30, 2015, respectively, is primarily due to an increase in stock-based compensation expense and costs associated with business development activities.

Lease Exit and Termination Costs
In September 2010, we ceased use of our facility located in Cranbury, New Jersey. As a result, during the three months ended September 30, 2010, we recorded lease exit costs of $9.7 million for costs related to the difference between the remaining lease obligations of the abandoned operating leases, which run through August 2016, and management’s estimate of potential future sublease income, discounted to present value. Actual future sublease income may differ materially from our estimate, which would result in us recording additional expense or reductions in expense. In addition, we wrote-off approximately $5.4 million of property and equipment related to the facility closure and recorded approximately $1.8 million of severance related costs. Lease exit and termination costs were $0.2 million and $0.4 million for each of the three and six months ended June 30, 2015, respectively, compared to $0.1 million and $0.3 million, respectively, for the same periods in 2014.

Interest Expense, net
Interest expense, net was $3.0 million and $5.9 million for the three and six months ended June 30, 2015, respectively, compared to $0.2 million and $0.4 million, respectively, for the same periods in 2014. The increase in interest expense of $2.8 million and $5.5 million for the three and six months ended June 30, 2015, respectively, is due to cash interest expense and non-cash debt related costs related to our $245.0 million aggregate principal amount of 0.75% Convertible Senior Notes due 2019, or the 2019 Convertible Senior Notes, partially offset by interest expense related to the term loan facility which was paid off in July 2014.

(Increase) decrease in Contingent Liabilities
We recorded an increase in contingent liabilities of $7.3 million and $7.3 million for the three and six months ended June 30, 2015, respectively, compared to an increase of $1.3 million and $3.3 million, respectively, for the same periods in 2014. The increase for the three and six months ended June 30, 2015 primarily relates to an increase in the liability for amounts potentially due to holders of CVRs related to our CyDex acquisition of $1.0 million and an increase of $6.4 million in the liability for amounts potentially due to holders of CVRs associated with our Metabasis acquisition. The increase for the three months ended June 30, 2014 primarily relates to an increase in the liability for amounts potentially due to holders of CVRs related to our CyDex acquisition of $3.2 million and is partially offset by a decrease of $1.9 million in the liability for amounts potentially due to holders of CVRs associated with our Metabasis acquisition. The increase for the six months ended June 30, 2014 primarily relates to an increase of $2.7 million in the liability for amounts potentially due to holders of CVRs related to our CyDex acquisition and an increase of $0.5 million in the liability for amounts potentially due to holders of CVRs associated with our Metabasis acquisition.

Income Tax Expense
We recorded income tax expense from continuing operations of $0.3 million and 0.3 million for the three and six months ended June 30, 2015, respectively, compared to an income tax benefit from continuing operations of $47,000 and income tax expense of 6,000, respectively, for the same periods in 2014. Our estimated annual effective rate of 1.1% is primarily attributable to an increase in our deferred tax liability associated with the tax amortization of acquired indefinite lived IPR&D intangible assets.

Liquidity and Capital Resources

We have financed our operations through offerings of our equity securities, borrowings from long-term debt, issuance of convertible notes, product sales and the subsequent sales of our commercial assets, royalties, collaborative research and development and other revenue, and capital and operating lease transactions.

We had net income of $23.6 million for the quarter ended June 30, 2015. As of June 30, 2015, our cash, cash equivalents and marketable securities totaled $182.2 million, and we had working capital of $178.8 million with net long-term convertible debt of $200.6 million . We believe that our currently available funds, cash generated from operations as well as existing sources of and access to financing will be sufficient to fund our anticipated operating, capital requirements and debt service requirement. We expect to build cash in future months as we continue to generate significant cash flow from royalty, license and milestone revenue and Captisol material sales primarily driven by continued increases in Promacta and Kyprolis sales, recent product approvals and regulatory developments, as well as revenue from anticipated new licenses and milestones. In addition, we anticipate that our liquidity needs can be met through other sources, including sales of marketable securities, borrowings through commercial paper and/or syndicated credit facilities and access to other domestic and foreign debt markets and equity markets.

While we believe in the viability of our strategy to generate sufficient operating cash flow and in our ability to raise additional funds, there can be no assurances to that effect. See our Annual Report on Form 10-K for the year ended December 31, 2014, Item 1A. Risk Factors - If our business does not perform according to our expectations, we may not have sufficient resources to operate our business as currently contemplated.

Investments

We invest our excess cash principally in U.S. government debt securities, investment-grade corporate debt securities and certificates of deposit. We have established guidelines relative to diversification and maturities that maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates. Additionally, we own certain equity securities, which are classified as short-term investments, as a result of an event-based payment and an upfront license payment received from licensees in December 2012 and June 2014 respectively.

Borrowings and Other Liabilities

Term Loan Facility

In January 2011, we entered into a $20.0 million secured term loan credit facility with Oxford Financial Group. The loan was amended in January 2012 to increase the secured credit facility to $27.5 million. The maturity date of the term loan was August 1, 2014, and we fully repaid the loan as of July 31, 2014.

0.75% Convertible Senior Notes Due 2019

We have convertible debt outstanding as of June 30, 2015 related to our 2019 Convertible Senior Notes. In August 2014, we issued $245.0 million aggregate principal amount of convertible senior unsecured notes. The Notes are convertible into common stock upon satisfaction of certain conditions. Interest of 0.75% per year is payable semi-annually on August 15th and February 15th through the maturity of the notes in August 2019.

Repurchases of Common Stock

In August 2014, our Board of Directors authorized us to repurchase up to $200.0 million of our common stock from time to time over a period of up to one year. During the three and six months ended June 30, 2015 we did not repurchase any common shares pursuant to the repurchase program.

Public Offerings

In October 2013, we filed a universal shelf registration statement with the SEC. During the three and six months ended June 30, 2015, we did not issue any common shares through this at-the-market equity issuance program.
Contingent liabilities
CyDex

In connection with the acquisition of CyDex in January 2011, we issued a series of CVRs and also assumed certain contingent liabilities. We may be required to make additional payments upon achievement of certain clinical and regulatory milestones to the CyDex shareholders and former license holders. In addition, we will pay CyDex shareholders, for each respective year from 2014 through 2016, 20% of all CyDex-related revenue, but only to the extent that, and beginning only when, CyDex-related revenue for such year exceeds $15.0 million; plus an additional 10% of all CyDex-related revenue recognized during such year, but only to the extent that, and beginning only when aggregate CyDex-related revenue for such year exceeds $35.0 million. We have paid $7.5 million to the CyDex shareholders for revenue sharing payments under the terms of the CVR agreement. The estimated fair value of the contingent liabilities recorded as part of the CyDex acquisition at June 30, 2015 was $10.4 million.
Metabasis

In connection with the acquisition of Metabasis in January 2010, we entered into four CVR agreements with Metabasis shareholders. The CVRs entitle the holders to cash payments upon the sale or licensing of certain assets and upon the achievement of specified milestones. The fair value of the liability at June 30, 2015 was $8.4 million, and as of December 31, 2014 was $3.7 million.
Leases and Off-Balance Sheet Arrangements

We lease our office and research facilities under operating lease arrangements with varying terms through November 2019. The agreements provide for increases in annual rents based on changes in the Consumer Price Index or fixed percentage increases ranging from 3.0% to 3.5%. We also sublease a portion of our facilities through leases which expire between 2015 and 2016. The sublease agreements provide for a 3% increase in annual rents. We had no off-balance sheet arrangements at June 30, 2015 and December 31, 2014.

Cash Flows

Operating Activities

Operating activities generated cash of $17.6 million for the six months ended June 30, 2015, compared to $6.6 million for the same period in 2014.

The cash generated for the six months ended June 30, 2015 reflects net income of $21.9 million, adjusted by $7.3 million of non-cash items to reconcile net income to net cash generated from operations. These reconciling items primarily reflect stock-based compensation of $6.7 million, amortization of debt discount and issuance fees of $5.1 million, depreciation and amortization of $1.3 million, gain on deconsolidation of Viking of $28.2 million, loss on equity investment in Viking of $0.9 million, realized gain on investments of $0.5 million, and deferred income taxes of $0.3 million. The cash generated during the six months ended June 30, 2015 is further impacted by changes in operating assets and liabilities due primarily to a decrease in accounts receivable of $7.1 million and a decrease in restricted cash of $0.7 million. Partially offsetting, cash generated for the period was impacted by an increase in other current assets of $0.5 million, a decrease in accounts payable and accrued liabilities of $3.1 million, an increase in other long-term assets of $0.6 million, and an increase in inventory of $0.5 million.

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

Investing Activities

Investing activities used cash of $75.0 million for the six months ended June 30, 2015, compared to $0.4 million for the same period in 2014.

Cash used by investing activities during the six months ended June 30, 2015 primarily reflects the purchase of short-term investments of $60.4 million, investment in Viking of $9.0 million, purchase of commerical license rights of $4.0 million, payments to CVR holders and other contingency payments of $3.7 million, and reduction in cash from deconsolidation of Viking of $0.2 million partially offset by proceeds from short-term investments of $2.4 million.

Cash used by investing activities during the six months ended June 30, 2014 primarily reflects payments to CVR holders of $1.7 million, partially offset by proceeds from short-term investments of $1.2 million and proceeds from the sale of equipment of $0.1 million.

Financing Activities

Financing activities provided cash of $5.4 million for the six months ended June 30, 2015, compared to use of cash of $3.3 million for the same period in 2014.

Cash provided by financing activities for the six months ended June 30, 2015 reflects $5.4 million of proceeds received from stock option exercises and our employee stock purchase plan.

Cash used by financing activities for the six months ended June 30, 2014 primarily reflects $6.9 million of repayment of debt, partially offset by proceeds from stock option exercises and our employee stock purchase plan of $3.6 million.

Contractual Obligations

As of June 30, 2015, future minimum payments due under our contractual obligations were as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-2 years	3-4 years
Obligations for uncertain tax positions (1)	$—	$—	$—	$—
Purchase obligations (2)	$24,053	$14,633	$9,420	$—
Contingent liabilities (3)	$3,840	$3,840	$—	$—
Note and interest payment obligations (4)	$253,269	$1,838	$3,675	$247,756
Operating lease obligations (5)	$6,250	$3,550	$1,953	$747

(1)	Expected payments related to obligations for uncertain tax positions cannot be reasonably estimated.

(2)	Purchase obligations represent our commitments under our supply agreement with Hovione, LLC for Captisol purchases.

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

(4)	Note and interest payment obligations represent principal and interest payments due under the 2019 Convertible Senior Notes.

(5)
We lease office and research facilities that we have fully vacated under operating lease arrangements expiring in August 2015 and August 2016. We sublet portions of these facilities through the end of our lease. As of June 30, 2015, we expect to receive aggregate future minimum lease payments totaling $2.1 million (nondiscounted) over the duration of the sublease agreement (not included in the table above) as follows: less than one year: $0.7 million, and one to two years: $0.9 million, and 3 to 4 years $0.5 million.

We are also required under our CyDex CVR Agreement to invest at least $1.5 million per year, inclusive of employee expenses, in the acquired business through the year ended 2015. As of June 30, 2015, we expect to exceed that amount for the year ended December 31, 2015.

Critical Accounting Policies

Certain of our policies require the application of management judgment in making estimates and assumptions that affect the amounts reported in our consolidated financial statements and the disclosures made in the accompanying notes. Those estimates and assumptions are based on historical experience and various other factors deemed applicable and reasonable under the circumstances. The use of judgment in determining such estimates and assumptions is by nature, subject to a degree of uncertainty. Accordingly, actual results could differ materially from the estimates made. Except for the accounting for our investment in Viking Therapeutics, Inc., there have been no material changes in our accounting policies as disclosed in our annual report on Form 10-K for the year ended December 31, 2014.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from interest rates and equity prices which could affect our results of operations, financial condition and cash flows. We manage our exposure to these market risks through our regular operating and financing activities.

Investment Portfolio Risk
At June 30, 2015, our investment portfolio included investments in available-for-sale equity securities of $73.4 million. These securities are subject to market risk and may decline in value based on market conditions.

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

As of June 30, 2015, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon and as of the date of that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit pursuant to the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Our disclosure controls were designed to provide reasonable assurance that the controls and procedures would meet their objectives. Our management, including the Chief Executive Officer and Interim Chief Financial Officer, does not expect that our disclosure controls will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable assurance of achieving the designed control objectives and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusions of two or more people, or by management override of the control. Because of the inherent limitations in a cost-effective, maturing control system, misstatements due to error or fraud may occur and not be detected.

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

Securities Litigation
On June 8, 2012, a federal securities class action and shareholder derivative lawsuit was filed in the Eastern District of Pennsylvania alleging that we and our CEO aided and abetted various breaches of fiduciary duties based on our purchase of a licensing interest in a development-stage pharmaceutical program from the Genaera Liquidating Trust in May 2010 and the subsequent sale of half of our interest in the transaction to Biotechnology Value Fund, Inc. Plaintiff filed a second amended complaint in February 2015, which we moved to dismiss on March 20, 2015. The court has set oral argument to be held in September. We intend to continue to vigorously defend against the claims against us and our CEO. Due to the complex nature of the legal and factual issues involved, however, the outcome of the matter is not presently determinable.

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

Furthermore, we maintain significant accounts receivable balances with certain customers purchasing Captisol materials. As of June 30, 2015, accounts receivable from one customer were 88% of total accounts receivable. We generally do not require any collateral from our customers to secure payment of these accounts receivable. If any of our major customers were to default in the payment of their obligations to us, our business, financial condition, operating results and cash flows could be adversely affected.

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

If our collaborative partners terminate their collaborations with us or do not commit sufficient resources to the development, manufacture, marketing or distribution of our partnered programs, we could be required to devote additional resources to our partnered programs, seek new collaborative partners or abandon such partnered programs, all of which could have an adverse effect on our business. For example, Pfizer recently informed us they have stopped selling Avinza to wholesalers and we expect future revenues, if any, for Avinza to be minimal.

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

In addition, we have agreed to indemnify Eisai and King Pharmaceuticals (now a subsidiary of Pfizer), under certain circumstances pursuant to the asset purchase agreements we entered into in connection with the sale of our prior commercial product lines.  Some of our indemnification obligations still remain and our potential liability in certain circumstances is not limited to specific dollar amounts. We cannot predict the liabilities that may arise as a result of these matters. Any claims related to our indemnification obligations to Pfizer or Eisai could materially and adversely affect our financial condition. In addition, Pfizer assumed our obligation to make payments to Organon based on net sales of Avinza (the fair value of which was $0.0 million as of June 30, 2015).  We remain liable to Organon in the event Pfizer defaults on this obligation. Any requirement to pay a material amount to Organon could adversely affect our business and the price of our securities. The sale of our prior commercial product lines does not relieve us of exposure to product liability risks on products we sold prior to divesting these product lines. A successful product liability claim or series of claims brought against us may not be insured against and could result in payment of significant amounts of money and divert management's attention from our business.

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

In August of 2014, we sold $245.0 million aggregate principal amount of 0.75% Convertible Senior Notes due 2019, or the 2019 Convertible Senior Notes. We will be required to pay interest on the 2019 Convertible Senior Notes until they come due or are converted, and the payment of that interest will reduce our net income. The sale of the 2019 Convertible Senior Notes may also affect our earnings per share figures, as accounting procedures require that we include in our calculation of earnings per share the number of shares of our common stock into which the 2019 Convertible Senior Notes are convertible. The 2019 Convertible Senior Notes may be converted, under the conditions and at the premium specified in the 2019 Convertible Senior Notes, into cash and shares of our common stock, if any (subject to our right to pay cash in lieu of all or a portion of such shares). If shares of our common stock are issued to the holders of the 2019 Convertible Senior Notes upon conversion, there will be dilution to our shareholders equity. Upon the occurrence of certain circumstances, holders of the 2019 Convertible Senior Notes may require us to purchase all or a portion of their notes for cash, which may require the use of a substantial amount of cash. If such cash is not available, we may be required to sell other assets or enter into alternate financing arrangements at terms that may or may not be desirable. The existence of the 2019 Convertible Senior Notes and the obligations that we incurred by issuing them may restrict our ability to take advantage of certain future opportunities, such as engaging in future debt or equity financing activities. As of June 30, 2015, no events have occurred which would trigger settlement of the notes in cash.
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

Purchases of Equity Securities By the Issuer and Affiliated Purchasers
There were no repurchases by us of our common stock during the three and six months ended June 30, 2015 under the stock repurchase program approved by our board of directors on August 11, 2014, under which we may acquire up to $200.0 million of our common stock in open market and negotiated purchases for a period of one year.

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

Date:	August 5, 2015	By:	/s/ Melanie J. Herman
Melanie J. Herman
Chief Accounting Officer and Interim Chief Financial Officer
Duly Authorized Officer and Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

10.1	Second Amendment to Master License Agreement, dated April 8, 2015 among the Company, Metabasis Therapeutics, Inc. and Viking Therapeutics, Inc.
10.2	First Amendment to Loan and Security Agreement, dated April 8, 2015 between the Company and Viking Therapeutics, Inc.
31.1	Certification by Principal Executive Officer, Pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Principal Financial Officer, Pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications by Principal Executive Officer and Principal Financial Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

† Confidential treatment has been requested for portions of this exhibit. These portions have been omitted and submitted separately to the Securities and Exchange Commission.