Form 10-Q
period 2015-09-30
LIGAND PHARMACEUTICALS INC
filed 2015-11-09
CIK 886163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________________________
FORM 10-Q
________________________________________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 7, 2015, the registrant had 19,925,754 shares of common stock outstanding.

LIGAND PHARMACEUTICALS INCORPORATED
QUARTERLY REPORT

FORM 10-Q

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
LIGAND PHARMACEUTICALS INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share data)

	September 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$93,770	$160,203
Short-term investments	93,528	7,133
Accounts receivable	5,517	12,634
Deferred income taxes	7,517	—
Note receivable from Viking Therapeutics	5,547	—
Inventory	1,221	269
Capitalized expenses (Viking IPO)	—	2,268
Current debt issuance costs	847	809
Restricted investments	600	1,261
Other current assets	1,777	1,842
Total current assets	210,324	186,419
Deferred income taxes	206,423	—
Investment in Viking Therapeutics	31,826	—
Intangible assets, net	48,941	50,723
Goodwill	12,238	12,238
Commercial license rights	8,598	4,568
Long-term debt issuance costs	2,747	3,388
Property and equipment, net	355	486
Other assets	248	207
Total assets	$521,700	$258,029
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,143	$7,698
Accrued liabilities	4,156	4,866
Current contingent liabilities	7,620	6,796
Current lease exit obligations	1,300	2,356
Other current liabilities	34	1,063
Total current liabilities	16,253	22,779
Long-term debt, net	202,951	195,908
Long-term contingent liabilities	7,589	8,353
Long-term lease exit obligations	—	934
Deferred income taxes	—	2,792
Long-term deferred revenue, net	2,083	2,085
Other long-term liabilities	643	770
Total liabilities	229,519	233,621
Commitments and Contingencies
Stockholders' equity:
Common stock, $0.001 par value; 33,333,333 shares authorized; 19,918,334 and 19,575,150 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	20	20
Additional paid-in capital	697,061	680,660
Accumulated other comprehensive income	5,558	4,953
Accumulated deficit	(410,458)	(659,315)
Total stockholders' equity attributable to Ligand Pharmaceuticals	292,181	26,318
Noncontrolling interests	—	(1,910)
Total liabilities and stockholders' equity	$521,700	$258,029
See accompanying notes.

LIGAND PHARMACEUTICALS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenues:
Royalties	$9,755	$7,482	$26,648	$20,573
Material sales	6,046	6,334	20,456	15,525
Collaborative research and development and other revenues	1,900	1,157	3,618	5,441
Total revenues	17,701	14,973	50,722	41,539
Operating costs and expenses:
Cost of goods	1,250	1,496	4,923	5,133
Research and development	2,538	3,021	10,510	8,842
General and administrative	4,971	6,742	18,190	17,053
Lease exit and termination costs	345	182	786	522
Total operating costs and expenses	9,104	11,441	34,409	31,550
Income from operations	8,597	3,532	16,313	9,989
Other (expense) income:
Interest expense, net	(2,930)	(1,516)	(8,875)	(1,946)
Decrease (increase) in contingent liabilities	2,301	(1,620)	(4,976)	(4,880)
Gain on deconsolidation of Viking Therapeutics	—	—	28,190	—
Equity in net losses from Viking Therapeutics	(2,169)	—	(3,040)	—
Other, net	1,485	505	1,889	1,128
Total other (expense) income, net	(1,313)	(2,631)	13,188	(5,698)
Income before income taxes	7,284	901	29,501	4,291
Income tax benefit (expense)	217,255	(124)	216,976	(131)
Net income including noncontrolling interests:	224,539	777	246,477	4,160
Less: Net loss attributable to noncontrolling interests	—	(503)	(2,380)	(809)
Net income	$224,539	$1,280	$248,857	$4,969

Per share amounts attributable to Ligand common shareholders:
Basic net income per share	$11.29	$0.06	$12.61	$0.24
Diluted net income per share	$10.46	$0.06	$11.78	$0.23

Weighted-average number of common shares-basic	19,886,877	20,417,187	19,741,081	20,584,469
Weighted-average number of common shares-diluted	21,459,648	21,345,311	21,121,972	21,632,521

See accompanying notes.

LIGAND PHARMACEUTICALS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Net income:	$224,539	$1,280	$248,857	$4,969
Unrealized net (loss) gain on available-for-sale securities, net of tax	(3,059)	(1,224)	1,978	1,870
Less: Reclassification of net realized (gains) losses included in net income, net of tax	(606)	(274)	(1,591)	1,241
Comprehensive income (loss)	$220,874	$(218)	$249,244	$8,080

See accompanying notes.

LIGAND PHARMACEUTICAL INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine months ended
	September 30,
	2015	2014
Operating activities
Net income including noncontrolling interests	$246,477	$4,160
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operating activities:
Non-cash change in estimated fair value of contingent liabilities	4,976	4,880
Realized gain on sale of short-term investment	(1,988)	(1,241)
Gain on write-off of assets	—	(16)
Depreciation and amortization	1,940	1,998
Amortization of discount on investments, net	73	—
Amortization of debt discount and issuance fees	7,646	1,223
Stock-based compensation	9,511	8,795
Non-cash upfront fee	—	(1,211)
Deferred income taxes	(216,989)	116
Accretion of note payable	16	225
Gain on deconsolidation of Viking Therapeutics, Inc.	(28,190)	—
Loss on equity investment in Viking Therapeutics, Inc.	3,040	—
Changes in operating assets and liabilities:
Accounts receivable	7,142	(3,590)
Inventory	(158)	321
Other current assets	(438)	(615)
Other long-term assets	(546)	(1,245)
Accounts payable and accrued liabilities	(4,993)	(3,478)
Restricted investments	661	—
Deferred revenue	(118)	(2)
Net cash provided by operating activities	28,062	10,320
Investing activities
Purchase of commercial license rights	(4,030)	—
Payments to CVR holders and other contingency payments	(4,941)	(1,936)
Purchases of property and equipment	(27)	—
Purchase of short-term investments	(111,788)	—
Purchase of Viking common stock	(9,000)	—
Proceeds from sale of property and equipment	1	124
Reduction of cash due to deconsolidation of Viking Therapeutics, Inc.	(247)	—
Proceeds from sale of short-term investments	5,680	1,496
Proceeds from maturity of short-term investments	22,967	—
Net cash used in investing activities	(101,385)	(316)
Financing activities
Repayment of debt	—	(9,364)
Gross proceeds from issuance of 2019 Convertible Senior Notes	—	245,000
Payment of debt issuance costs	—	(5,711)
Proceeds from issuance of warrants	—	11,637
Purchase of convertible bond hedge	—	(48,143)
Net proceeds from stock option exercises and ESPP	7,379	4,124
Share repurchase	(489)	(38,523)
Net cash provided by financing activities	6,890	159,020
Net (decrease) increase in cash and cash equivalents	(66,433)	169,024
Cash and cash equivalents at beginning of period	160,203	11,639
Cash and cash equivalents at end of period	$93,770	$180,663

Supplemental disclosure of cash flow information
Interest paid	$1,822	$494
Taxes paid	$19	$3
Supplemental schedule of non-cash activity
Unrealized gain on AFS investments	$3,082	$1,870

See accompanying notes

LIGAND PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Basis of Presentation

Business
Ligand Pharmaceuticals Incorporated (including its subsidiaries, referred to as the "Company" or "Ligand") is a biopharmaceutical company with a business model based on developing or acquiring assets which generate royalty, milestone, or other passive revenue for Ligand and using a lean corporate cost structure. The Company operates in the United States in two business segments: biopharmaceutical asset development and licensing, and manufacturing and licensing Captisol, a formulation technology platform.

Principles of Consolidation

The accompanying consolidated financial statements include Ligand and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Basis of Presentation

The Company’s accompanying unaudited condensed consolidated financial statements as of September 30, 2015 and for the three and nine months ended September 30, 2015 and 2014 have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations of the Company and its subsidiaries, have been included. Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. These financial statements should be read in conjunction with the consolidated financial statements and notes therein included in the Company’s annual report on Form 10-K for the year ended December 31, 2014.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires the use of estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and the accompanying notes. Actual results may differ from those estimates.

Revision of Immaterial Error

During the three and nine months ended September 30, 2015, a clerical error was identified in the calculation of the projections used in the June 30, 2015 and September 30, 2015 valuation of contingent liabilities related to Cydex contingent value right holders. The error in the June 30, 2015 projection resulted in an understatement of short-term contingent liabilities of $0.6 million as of June 30, 2015, and an overstatement of net income of $0.6 million, or $0.03 per share for the three and six months ended June 30, 2015, respectively. No other error was identified in the other interim period(s) in 2015 or 2014 based on the Company's review in those periods. The impact of correcting the error resulted in an understatement of net income of $0.6 million, or $0.03 per share for the three months ended September 30, 2015. Based on a qualitative and quantitative analysis of the error, the Company concluded that it is immaterial to the interim condensed consolidated financial statements for the three and six months ended June 30, 2015 and had no effect on the trend of financial results. As such, the Company has corrected the error in the condensed consolidated financial statements for the period ended September 30, 2015.

Income Per Share

Basic income per share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted income per share is computed by dividing net income by the weighted-average number of common shares and common stock equivalents of all dilutive securities calculated using the treasury stock method and the if-converted method. The total number of potentially dilutive securities including stock options and warrants excluded from the computation of diluted income per share because their inclusion would have been anti-dilutive was 3.3 million and 5.0 million, as of September 30, 2015 and 2014, respectively.

The following table presents the computation of basic and diluted net income per share for the periods indicated (in thousands, except per share amounts):

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Net income	$224,539	$1,280	$248,857	$4,969

Shares used to compute basic income per share	19,886,877	20,417,187	19,741,081	20,584,469
Dilutive potential common shares:
Restricted stock	63,324	22,531	55,899	37,387
Stock options	763,856	905,593	922,051	1,010,665
0.75% Convertible Senior Notes, Due 2019	745,591	—	402,941	—
Shares used to compute diluted income per share	21,459,648	21,345,311	21,121,972	21,632,521

Basic net income per share	$11.29	$0.06	$12.61	$0.24

Diluted net income per share	$10.46	$0.06	$11.78	$0.23

Cash Equivalents
Cash equivalents consist of all investments with maturities of three months or less from the date of acquisition.
Short-term Investments
Short-term investments primarily consist of investments in debt securities that have effective maturities greater than three months and less than twelve months from the date of acquisition. The Company classifies its short-term investments as "available-for-sale". Such investments are carried at fair value, with unrealized gains and losses included in the statement of comprehensive income (loss). The Company determines the cost of investments based on the specific identification method.

Restricted Investments
Restricted investments consist of certificates of deposit held with a financial institution as collateral under a facility lease and third-party service provider arrangements.
The following table summarizes the various investment categories at September 30, 2015 and December 31, 2014 (in thousands):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
September 30, 2015
Short-term investments
Bank deposits	$38,712	$4	$(1)	$38,715
Corporate bonds	29,347	2	(5)	29,344
Commercial paper	2,000	—	—	2,000
Asset backed securities	15,995	—	(4)	15,991
Corporate equity securities	1,917	5,561	—	7,478
Restricted investments	600	—	—	600
	$88,571	$5,567	$(10)	$94,128
December 31, 2014
Short-term investments
Corporate equity securities	$2,179	$4,954	$—	$7,133
Restricted investments	1,261	—	—	1,261
	$3,440	$4,954	$—	$8,394

Inventory

Inventory, which consists of finished goods, is stated at the lower of cost or market value. The Company determines cost using the first-in, first-out method. Inventory levels are analyzed periodically and written down to its net realizable value if it has become obsolete, has a cost basis in excess of its expected net realizable value or is in excess of expected requirements. There were no write downs related to obsolete inventory recorded for the three and nine months ended September 30, 2015 and 2014.

Goodwill and Other Identifiable Intangible Assets

Goodwill and other identifiable intangible assets consist of the following (in thousands):

	September 30,	December 31,
	2015	2014
Indefinite lived intangible assets
Acquired in-process research and development ("IPR&D")	$12,556	$12,556
Goodwill	12,238	12,238
Definite lived intangible assets
Complete technology	15,267	15,267
Less: Accumulated amortization	(3,571)	(2,999)
Trade name	2,642	2,642
Less: Accumulated amortization	(619)	(519)
Customer relationships	29,600	29,600
Less: Accumulated amortization	(6,934)	(5,824)
Total goodwill and other identifiable intangible assets, net	$61,179	$62,961

Amortization of definite-lived intangible assets is computed using the straight-line method over the estimated useful life of the asset of 20 years. Amortization expense of $0.6 million and $1.8 million was recognized for each of the three and nine months ended September 30, 2015 and 2014, respectively. Estimated amortization expense for the years ending December 31, 2015 through 2019 is $2.4 million per year. For each of the three and nine months ended September 30, 2015 and 2014, there was no impairment of IPR&D or goodwill.

Commercial License Rights

Commercial license rights represent a portfolio of future milestone and royalty payment rights acquired from Selexis SA ("Selexis") in April 2013 and April 2015. Individual commercial license rights acquired under the agreement are carried at allocated cost and approximate fair value. The carrying value of the license rights will be reduced on a pro-rata basis as revenue is realized over the term of the agreement. Declines in the fair value of individual license rights below their carrying value that are deemed to be other than temporary are reflected in earnings in the period such determination is made. As of September 30, 2015, management does not believe there have been any events or circumstances indicating that the carrying amount of its commercial license rights may not be recoverable.

Property and Equipment

Property and equipment is stated at cost and consists of the following (in thousands):

	September 30,	December 31,
	2015	2014
Lab and office equipment	$2,182	$2,232
Leasehold improvements	273	273
Computer equipment and software	632	624
	3,087	3,129
Less accumulated depreciation and amortization	(2,732)	(2,643)
Total property and equipment, net	$355	$486

Depreciation of equipment is computed using the straight-line method over the estimated useful lives of the assets, which range from three to ten years. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful lives or the related lease term. Depreciation expense of $0.1 million and $0.2 million was recognized for each of the three and nine months ended September 30, 2015 and 2014, respectively, which is included in operating expenses.

Other Current Assets

Other current assets consist of the following (in thousands):

	September 30,	December 31,
	2015	2014
Prepaid expenses	$1,494	$835
Other receivables	283	685
Co-promote receivable	—	322
Total other current assets	$1,777	$1,842

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	September 30,	December 31,
	2015	2014
Compensation	$1,485	$1,708
Professional fees	443	459
Amounts owed to former licensees	956	925
Royalties owed to third parties	798	705
Other	474	1,069
Total accrued liabilities	$4,156	$4,866

Other Long-Term Liabilities

Other long-term liabilities consist of the following (in thousands):

	September 30,	December 31,
	2015	2014
Deposits	$319	$411
Deferred rent	291	327
Other	33	32
Total other long-term liabilities	$643	$770
Contingent Liabilities

In connection with the Company’s acquisition of CyDex in January 2011, the Company recorded a contingent liability, for amounts potentially due to holders of the CyDex contingent value rights ("CVRs") and former license holders. The liability is periodically assessed based on events and circumstances related to the underlying milestones, royalties and material sales. Any change in fair value is recorded in the Company’s consolidated statement of operations. The carrying amount of the liability may fluctuate significantly and actual amounts paid under the CVR agreements may be materially different than the carrying amount of the liability. The fair value of the liability at September 30, 2015 and December 31, 2014 was $10.5 million and $11.5 million, respectively. The Company recorded a fair-value adjustment to increase the liability by $0.9 million and $3.1 million for the three and nine months ended September 30, 2015, respectively. There was a revenue-sharing payment of $0.8 million and $3.9 million to CyDex CVR holders during the three and nine months ended September 30, 2015, respectively. For the three and nine months ended September 30, 2014, the Company recorded a fair-value adjustment to increase the liability by $2.8 million and $5.6 million, respectively. There was no revenue sharing payment made for the three months ended September 30, 2014 and a revenue-sharing payment of $1.6 million was made during the nine months ended September 30, 2014.

In connection with the Company’s acquisition of Metabasis Therapeutics, Inc. ("Metabasis") in January 2010, the Company issued to Metabasis stockholders four tradable CVRs, one CVR from each of four respective series of CVR, for each Metabasis share. The CVRs will entitle Metabasis stockholders to cash payments as frequently as every six months as cash is received by the Company from proceeds from the sale or partnering of any of the Metabasis drug development programs, among other triggering events. The fair values of the CVRs are remeasured at each reporting date through the term of the related agreement. Any change in fair value is recorded in the Company’s consolidated statement of operations. The carrying amount of the liability may fluctuate significantly based upon quoted market prices and actual amounts paid under the agreements may be materially different than the carrying amount of the liability. The fair value of the liability was estimated to be $4.7 million and $3.7 million as of September 30, 2015 and December 31, 2014, respectively. The Company recorded a decrease in the liability for Metabasis-related CVRs of $3.2 million and an increase of $1.9 million for the three and nine months ended September 30, 2015, respectively. The Company recorded a decrease in the liability for Metabasis-related CVRs of $1.2 million and an increase in the liability of $0.7 million for the three and nine months ended September 30, 2014, respectively. The Company paid Metabasis CVR holders $0.5 million and $0.8 million for the three and nine months ended September 30, 2015, respectively.

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
Revenue from material sales of Captisol is recognized upon transfer of title, which normally passes upon shipment to the customer, provided all other revenue recognition criteria have been met. All product returns are subject to the Company's credit and exchange policy, approval by the Company and a 20% restocking fee. To date, product returns by customers have not been material to net material sales in any related period. The Company records revenue net of product returns, if any, and sales tax collected and remitted to government authorities during the period.

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
Many of the Company's revenue arrangements for Captisol involve a license agreement with the supply of manufactured Captisol product. Licenses may be granted to pharmaceutical companies for the use of Captisol product in the development of pharmaceutical compounds. The supply of the Captisol product may be for all phases of clinical trials and through commercial availability of the host drug or may be limited to certain phases of the clinical trial process. Management believes that the Company's licenses have stand-alone value at the outset of an arrangement because the customer obtains the right to use Captisol in its formulations without any additional input by the Company.
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
In May 2014, the Company entered into a licensing agreement and research collaboration with Omthera Pharmaceuticals, a wholly-owned subsidiary of AstraZeneca. The research collaboration targets the development of novel products that utilize the proprietary Ligand developed LTP TECHNOLOGY™ to improve lipid-lowering activity of certain omega-3 fatty acids. The Company is eligible to receive compensation and reimbursement from Omthera for internal research efforts and external costs incurred, as well as development and regulatory event-based payments. The completion of a proof of concept under the development program would trigger a $1.0 million payment which is determined to be a milestone under the milestone method of accounting as (1) it is an event that can only be achieved in part on the Company's past performance, (2) there was substantive uncertainty at the date the arrangement was entered into that the event would be achieved and (3) it results in additional payment being due to the Company. None of the other event-based payments represents a milestone under the milestone method of accounting. The Company received $0.5 million from Omthera in 2014 under the agreement and recognized $0.4 million as collaborative revenue based on the percentage of completion of the research program at December 31, 2014. No milestone payment or contingent payment was received in 2014 or in the nine months ended September 30, 2015.

Stock-Based Compensation

Stock-based compensation expense for awards to employees and non-employee directors is recognized on a straight-line basis over the vesting period until the last tranche vests. The following table summarizes stock-based compensation expense recorded as components of research and development expenses and general and administrative expenses for the periods indicated (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Stock-based compensation expense as a component of:
Research and development expenses	$957	$1,169	$3,131	$2,814
General and administrative expenses	1,879	2,533	6,380	5,981
	$2,836	$3,702	$9,511	$8,795

The fair-value for options that were awarded to employees and directors was estimated at the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions:

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Risk-free interest rate	2.0%	1.9%	1.7%-2.0%	1.9%
Dividend yield	—	—	—	—
Expected volatility	50%	67%	50%-58%	68%
Expected term	6.5	6.4	6.6	6.4
Forfeiture rate	8.5%	8.6%	8.5%	8.6%-9.7%

Income Taxes

                Income taxes are accounted for under the liability method.  This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of differences between the tax basis of assets or liabilities and their carrying amounts in the consolidated financial statements. The Company provides a valuation allowance for deferred tax assets if it is more likely than not that these items will expire before we are able to realize their benefit. The Company calculates the valuation allowance in accordance with the authoritative guidance relating to income taxes under ASC 740, Income Taxes, which requires an assessment of both positive and negative evidence that is available regarding the reliability of these deferred tax assets, when measuring the need for a valuation allowance.   Developing the provision for income taxes requires significant judgment and expertise in federal and state income tax laws, regulations and strategies, including the determination of deferred tax assets and liabilities and, if necessary, any valuation allowances that may be required for deferred tax assets.  The Company's judgments and tax strategies are subject to audit by various taxing authorities.  While management believes the Company has provided adequately for its income tax liabilities in its consolidated financial statements, adverse determinations by these taxing authorities could have a material adverse effect on the Company's consolidated financial condition and results of operations.

Segment Reporting

Under ASC 280, Segment Reporting, operating segments are defined as components of an enterprise about which separate financial information is available that is regularly evaluated by the entity’s chief operating decision maker, in deciding how to allocate resources and in assessing performance. The Company has evaluated this codification and has identified two reportable segments: the development and commercialization of drugs using Captisol technology and the biopharmaceutical company with a business model based on developing or acquiring royalty revenue generating assets and coupling them with a lean corporate cost structure.

Variable Interest Entities

The Company identifies an entity as a variable interest entity ("VIE") if either: (1) the entity does not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) the entity's equity investors lack the essential characteristics of a controlling financial interest. The Company performs ongoing qualitative assessments of its VIEs to determine whether the Company has a controlling financial interest in any VIE and therefore is the primary beneficiary. If the Company is the primary beneficiary of a VIE, it consolidates the VIE under applicable accounting guidance. If the Company is no longer the primary of a VIE or the entity is no longer considered as a VIE as facts and circumstances changed, it deconsolidates the entity under the applicable accounting guidance. Beginning May 2015, the Company deconsolidated Viking Therapeutics ("Viking") a previously reported VIE, and elected to record its investment in Viking under the equity method of accounting as Viking is no longer considered a VIE and the Company does not have voting control or other elements of control that would require consolidation. The investment is subsequently adjusted for the Company’s share of Viking's operating results, and if applicable, cash contributions and distributions, which is reported on a separate line in our condensed consolidated statement of operations called “Equity in net losses of Viking Therapeutics”. On the condensed consolidated balance sheet, the Company reports its investment in Viking on a separate line in the non-current assets section called “Investment in Viking Therapeutics”. See Note 3, Investment in Viking Therapeutics, Inc., for additional details.

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
Recent Accounting Pronouncements

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

2. Fair Value Measurements

The Company measures certain financial assets and liabilities at fair value on a recurring basis. Fair value is a market-based measurement that should be determined using assumptions that market participants would use in pricing an asset or liability. The Company establishes a three-level hierarchy to prioritize the inputs used in measuring fair value. The levels are described below with level 1 having the highest level input that is significant to the measurement and level 3 having the lowest:
Level 1 - Quoted prices in active markets;
Level 2 - Inputs other than the quoted prices in active markets that are observable either directly or indirectly; and
Level 3 - Unobservable inputs in which there is little or no market data, which require the Company to develop its own assumptions.
The following table provides a summary of the carrying value of assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2015 (in thousands), and there were no transfers between Level 1 and Level 2 securities during the three and nine months ended September 30, 2015:

Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents (1)	$62,637	$—	$62,637	$—
Short-term investments (2)	95,587	7,543	88,044	—
Note receivable Viking Therapeutics, Inc. (3)	5,547	—	—	5,547
Total assets	$163,771	$7,543	$150,681	$5,547
Liabilities:
Current contingent liabilities-CyDex (4)	$5,018	$—	$—	$5,018
Current contingent liabilities-Metabasis (5)	2,602	—	2,602	—
Long-term contingent liabilities-CyDex (4)	5,469	—	—	5,469
Long-term contingent liabilities-Metabasis (5)	2,120	—	2,120	—
Liability for amounts owed to former licensees(6)	1,577	1,577	—	—
Total liabilities	$16,786	$1,577	$4,722	$10,487

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

(3)
The fair value of the convertible note receivable from Viking was determined using a probability weighted option pricing model using a lattice methodology. The fair value is subjective and is affected by certain significant input to the valuation model such as the estimated volatility of the common stock, which was estimated to be 50% at September 30, 2015. Changes in these assumptions may materially affect the fair value estimate.

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

The following table represents significant unobservable inputs used in determining the fair value of contingent liabilities assumed in the acquisition of CyDex:

	September 30, 2015	December 31, 2014
Range of annual revenue subject to revenue sharing (1)	$20.7 million-$24.6 million	$17.2 million-$17.3 million
Revenue volatility	25%	25%
Average probability of commercialization	88%	81%
Sales beta	0.50	0.60
Credit rating	B	B
Equity risk premium	6%	6%

(1)
Revenue subject to revenue sharing represent management’s estimate of the range of total annual revenue subject to revenue sharing (i.e. annual revenues in excess of $15 million) through December 31, 2016, which is the term of the CVR agreement.

A reconciliation of the level 3 financial instruments as of September 30, 2015 is as follows (in thousands):

Assets:
Fair value of level 3 financial instrument assets as of December 31, 2014	$322
Assumed payments made by Pfizer or assignee	(390)
Fair value adjustments to co-promote termination liability	68
Viking note receivable	5,547
Fair value of level 3 financial instrument assets as of September 30, 2015	$5,547

Liabilities:
Fair value of level 3 financial instrument liabilities as of December 31, 2014	$11,819
Assumed payments made by Pfizer or assignee	(390)
Payments to CVR and other former license holders	(4,074)
Fair value adjustments to contingent liabilities	3,064
Fair value adjustments to co-promote termination liability	68
Fair value of level 3 financial instrument liabilities as of September 30, 2015	$10,487

Other Fair Value Measurements

2019 Convertible Senior Notes

In August 2014, the Company issued $245.0 million aggregate principal amount of its 2019 Convertible Senior Notes. The Company uses a quoted market rate in an inactive market, which is classified as a Level 2 input, to estimate the current fair value of its 2019 Convertible Senior Notes. The estimated fair value of the 2019 Senior Convertible Notes was $318.6 million as of September 30, 2015. The carrying value of the notes does not reflect the market rate. See Note 7 Financing Arrangements for additional information.

Viking Therapeutics, Inc.

The Company records its investment in Viking under the equity method of accounting. The investment is subsequently adjusted for the Company’s share of Viking's operating results, and if applicable, cash contributions and distributions. See Note 3 Investment in Viking Therapeutics, Inc. for additional information. The market value of the Company's investment in Viking was $28.0 million as of September 30, 2015. The carrying value of the investment in Viking does not reflect the market value.

3. Investment in Viking Therapeutics, Inc.

Transaction History

In May 2014, the Company entered into a Master License Agreement ("MLA") to license rights to five programs to Viking, an unrelated clinical-stage biopharmaceutical company. Upon the consummation of Viking's initial public offering (the "Viking IPO"), Viking agreed to issue to the Company shares of Viking common stock having an aggregate value of approximately $29.2 million. In addition, Viking agreed to pay the Company royalties and milestone payments based on the progression and eventual sale of any products developed under the rights and licenses granted under the MLA. As part of this transaction, the Company extended a $2.5 million loan to Viking under a Loan and Security Agreement ("LSA"). The loan accrues interest at a fixed rate equal to 5%.

In April 2015, the Company entered into an amendment to the MLA with Viking (the "MLA Amendment") which among other things, capped the Company’s aggregate ownership of Viking common stock to 49.9% of the Viking capital stock outstanding following the closing of the Viking IPO. Additionally, the Company and Viking entered into an amendment to the LSA (the "LSA Amendment"), pursuant to which, the loans were no longer due and payable upon completion of the Viking IPO, but were extended to become due upon the earlier of: (i) a certain private qualified financing transaction with aggregate net proceeds to Viking of at least $20.0 million or (ii) a public offering subsequent to the Viking IPO with aggregate net proceeds to Viking of at least $20.0 million or (iii) one year after the closing of the Viking IPO. The Company may elect to receive equity of Viking common stock or cash equal to 200% of the principal amount plus accrued and unpaid interest. As of September 30, 2015, the aggregate fair market value of the note receivable was $5.5 million.

In May 2015, Viking completed the Viking IPO selling 3.5 million shares of its common stock at an initial offering price of $8.00 per share for an aggregate offering price of $27.6 million before underwriting discounts and commissions. In connection with the Viking IPO, the Company purchased 1.1 million shares of Viking common stock for an aggregate price of $9.0 million at the initial public offering price. In addition, pursuant to the amended MLA Amendment, the Company received approximately 3.7 million shares of Viking common stock having an aggregate value of approximately $29.2 million based on the initial public offering price of $8.00 per share. As a result, the Company including its related parties owned an aggregate of 48.8% of the outstanding common stock of Viking, based on the shares of outstanding Viking common stock at September 30, 2015. As of September 30, 2015, the carrying value of the Company's investment in Viking was $31.8 million.

Accounting Consideration

In May 2014, the Company determined it held a variable interest in Viking. The Company's variable interests in Viking included the convertible note issued pursuant to the LSA and the Company’s potential upfront payment of equity pursuant to the MLA. The Company considered certain criteria, including risk and reward sharing, experience and financial condition of its partner, voting rights, involvement in day-to-day operating decisions, the Company’s representation on Viking's executive committee, and level of economics between the Company and Viking. Based on these criteria, and using its judgment, the Company determined that it was the primary beneficiary of Viking and, as a result, the Company consolidated Viking on its financial statements. From May 21, 2014 through May 4, 2015, the date of Viking’s initial public offering (the “Viking IPO”), the Company recorded 100% of the losses incurred as net loss attributable to noncontrolling interest because it was a primary beneficiary with no equity interest in the VIE. The loans issued pursuant to the LSA were included as notes payable by Viking and were eliminated as long as the Company consolidated Viking on its financial statements.

Upon completion of the Viking IPO in May 2015, the Company determined that Viking was no longer a VIE. The Company also determined that it does not have voting control or other elements of control that would require consolidation of Viking. As a result of this assessment, the Company deconsolidated Viking on May 4, 2015 by derecognizing its assets, liabilities, and noncontrolling interest from the Company's consolidated financial statements. Applying deconsolidation accounting guidance, the Company determined, based on an independent valuation, the fair value of its equity investment in Viking upon deconsolidation was approximately $34.9 million after applying a discount on the Viking IPO price due to applicable transfer restrictions applicable to the Company as an affiliate of Viking pursuant to Rule 144 under the Securities Act of 1933. Based on a separate independent valuation, the Company determined that the fair value of the convertible notes receivable was approximately $5.5 million upon deconsolidation. The Company recorded a $28.2 million gain on deconsolidation of Viking in its consolidated statement of operations for the nine month period ending September 30, 2015.

Following the deconsolidation, the Company accounts for its equity investment in Viking under the equity method. For each of the three and nine months ended September 30, 2015, the Company reported approximately $2.2 million and $3.0 million, respectively, as equity in net losses from Viking. The Company has opted to account for the Viking convertible notes receivable at fair value. For each of the three and nine months ended September 30, 2015, the Company recorded no change in the fair value of the Viking convertible notes since the deconsolidation date. See Note 2, Fair Value Measurements for additional details.

Viking's Assets and Liabilities

As of September 30, 2015, Viking's total assets were $19.0 million, total liabilities were $5.7 million and net losses for the three and nine months ended September 30, 2015 were $4.7 million and $18.3 million, respectively. As of December 31, 2014 Viking's assets and liabilities which were consolidated for the period shown were as follows (in thousands):

December 31, 2014
Cash and cash equivalents	$756
Other current assets	18
Capitalized IPO expenses	2,268
Total current assets	$3,042

Other assets	$1
Total assets	$3,043

Accounts payable	$2,211
Accrued liabilities	77
Current portion of notes payable	334
Total current liabilities	$2,622

Long-term portion of notes payable	2,331
Total liabilities	$4,953

Metabasis CVR payouts

In connection with the shares of Viking common stock received pursuant to the MLA, the Company will make a cash payment to the holders of certain Metabasis CVRs. The Company made a cash payment to certain holders of Metabasis CVRs of $0.5 million and $0.8 million during the three and nine months ended September 30, 2015, respectively. The Company estimates that the remaining cash payment, expected to be made in January 2016, will be approximately $2.6 million. See Note 1. Basis of Presentation-Contingent Liabilities for additional information on the Metabasis CVRs.

4. Lease Obligations

The Company leases office and laboratory facilities in California, Kansas and New Jersey. These leases expire between 2016 and 2019, some of which are subject to annual rent increases which range from 3.0% to 3.5%. The Company currently subleases office and laboratory space in California and New Jersey. The following table provides a summary of operating lease obligations and payments expected to be received from sublease agreements as of September 30, 2015 (in thousands):

Operating lease obligations:	Lease Termination Date	Less than 1 year	1 year	2 years	3 years	4 years	Total
Corporate headquarters- San Diego, CA	June 2019	$695	$713	$732	$560	$—	$2,700
Bioscience and Technology Business Center- Lawrence, KS	December 2017	54	54	14	—	—	122
Vacated office and research facility- Cranbury, NJ	August 2016	2,397	—	—	—	—	2,397
Total operating lease obligations		$3,146	$767	$746	$560	$—	$5,219

Sublease payments expected to be received:
Corporate headquarters- San Diego, CA	June 2019	$438	$449	$460	$351	$—	$1,698
Office and research facility- Cranbury, NJ	August 2016	194	—	—	—	—	194
Net operating lease obligations		$2,514	$318	$286	$209	$—	$3,327

As of September 30, 2015 and December 31, 2014, the Company had lease exit obligations of $1.3 million and $3.3 million, respectively. For the three and nine months ended September 30, 2015, the Company made cash payments, net of sublease payments received of $0.8 million and $2.7 million, respectively. The Company recognized adjustments for accretion and changes in leasing assumptions of $0.3 million and $0.8 million for the three and nine months ended September 30, 2015, respectively. For the three and nine months ended September 30, 2014, the Company made cash payments, net of sublease payments received of $0.8 million and $2.6 million, respectively. The Company recognized adjustments for accretion and changes in leasing assumptions of $0.2 million and $0.4 million for the three and nine months ended September 30, 2014, respectively.

5. Segment Reporting
The Company evaluates performance based on the operating income (loss) of the respective business segments. The segment results may not represent actual results that would be expected if they were independent, stand-alone businesses. Segment information is as follows (in thousands):

Balance Sheet Data:	As of September 30, 2015
	Ligand	Captisol	Total
Total assets	$449,388	$72,312	$521,700

	As of December 31, 2014
	Ligand	Captisol	Total
Total assets	$184,215	$73,814	$258,029

Operating Data:	For the three months ended September 30, 2015
	Ligand	Captisol	Total
Net revenues from external customers	$8,885	$8,816	$17,701
Depreciation and amortization expense	$(45)	$(598)	$(643)
Operating income	$2,670	$5,927	$8,597
Interest expense, net	$(2,930)	$—	$(2,930)
Income tax benefit (expense)	$228,101	$(10,846)	$217,255

	For the three months ended September 30, 2014
	Ligand	Captisol	Total
Net revenues from external customers	$6,424	$8,549	$14,973
Depreciation and amortization expense	$(61)	$(601)	$(662)
Operating (loss) income	$(1,683)	$5,215	$3,532
Interest expense, net	$(1,516)	$—	$(1,516)
Income tax expense	$(115)	$(9)	$(124)

	For the nine months ended September 30, 2015
	Ligand	Captisol	Total
Net revenues from external customers	$23,092	$27,630	$50,722
Depreciation and amortization expense	$(148)	$(1,792)	$(1,940)
Operating (loss) income	$(1,336)	$17,649	$16,313
Interest expense, net	$(8,875)	$—	$(8,875)
Income tax benefit (expense)	$227,808	$(10,832)	$216,976

	For the nine months ended September 30, 2014
	Ligand	Captisol	Total
Net revenues from external customers	$18,907	$22,632	$41,539
Depreciation and amortization expense	$(194)	$(1,804)	$(1,998)
Operating (loss) income	$(2,622)	$12,611	$9,989
Interest expense, net	$(1,946)	$—	$(1,946)
Income tax expense	$(123)	$(8)	$(131)

6. Financing Arrangements

0.75% Convertible Senior Notes Due 2019

In August 2014, the Company issued $245.0 million aggregate principal amount of its 2019 Convertible Senior Notes, resulting in net proceeds of $239.3 million. The 2019 Convertible Senior Notes are convertible into common stock at an initial conversion rate of 13.3251 shares per $1,000 principal amount of convertible notes, subject to adjustment upon certain events, which is equivalent to an initial conversion price of approximately $75.05 per share of common stock. The notes bear cash interest at a rate of 0.75% per year, payable semi-annually.

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

In accordance with accounting guidance for debt related to conversion and other options, the Company separately accounted for the debt and equity components of the 2019 Convertible Senior Notes by allocating the $245.0 million total proceeds between the debt component and the embedded conversion option, or equity component, due to Ligand's ability to settle the 2019 Convertible Senior Notes in cash for the principal portion and to settle any premium in cash or common stock, at the Company's election. The debt allocation was performed in a manner that reflected the Company's non-convertible borrowing rate for similar debt of 5.83% derived from independent valuation analysis. The initial debt value of $192.5 million accretes at 5.83% to reach $245.0 million at the maturity date. The equity component of the 2019 Convertible Senior Notes was recognized as a debt discount and represents the difference between the $245.0 million proceeds at issuance of the 2019 Convertible Senior Notes and the fair value of the debt allocation on their respective issuance dates. The debt discount is amortized to interest expense using the effective interest method over the expected life of a similar liability without an equity component. The notes will have a dilutive effect to the extent the average market price per share of common stock for a given reporting period exceeds the conversion price of $75.05. As of September 30, 2015, the “if-converted value” exceeded the principal amount of the 2019 Convertible Senior Notes by $29.0 million.

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

The Company determined the expected life of the debt discount for the 2019 Convertible Senior Notes to be equal to the original five-year term of the notes. The carrying value of the equity component related to the 2019 Convertible Senior Notes as of September 30, 2015 and December 31, 2014, net of issuance costs, was $51.3 million.

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

The carrying values and the fixed contractual coupon rates of the Company's financing arrangements as of September 30, 2015 and December 31, 2014 were as follows (in thousands):

	September 30, 2015	December 31, 2014
2019 Convertible Senior Notes
Principal amount outstanding	$245,000	$245,000
Unamortized discount	(42,049)	(49,092)
Net carrying amount	202,951	195,908
Convertible notes payable, Viking Therapeutics, Inc.	—	334
Total notes payable	$202,951	$196,242

7. Income Tax

As of December 31, 2014, due to a history of operating losses and other key operating factors, the Company concluded that a full valuation allowance was necessary to offset its deferred tax assets. As of September 30, 2015, the Company concluded that it was more likely than not that a substantial portion of its deferred tax assets would be realized through future taxable income. The Company's income tax provision of $217.3 million, or $10.12 per diluted share, and $217.0 million, or $10.27 per diluted share for the three and nine months ended September 30, 2015, respectively, included income tax expense and a discrete income tax benefit related to the release of a majority of the Company’s valuation allowance and various adjustments to its deferred tax assets, including studies validating the Company’s tax attributes and adjustments resulting from the tax return filings during the quarter.

The Company estimates its annual effective income tax rate for continuing operations to be approximately (596)% for 2015, compared to the 3% effective income tax rate for 2014. The primary difference relates to the release of the Company’s valuation allowance.

The Company's effective tax rate for the three and nine months ended September 30, 2015 was (2,983)% and 681% compared to 9% and 3% for the same periods in 2014. For the period ended on September 30, 2015, the primary driver of the effective tax rate for both the three and nine month periods was the valuation allowance release. Aside from significant one-time items such as the valuation allowance release, the effective rate fluctuates primarily due to the significant permanent book-

to-tax differences. These permanent differences include non-taxable contingent consideration income (expense) recorded related to the change in market value of CVRs. Any significant contingent consideration expense or income will result in a significantly higher or lower effective tax rate because contingent consideration expense is largely not deductible for tax purposes and contingent consideration income is not taxable. Other permanent differences between financial statement income and taxable income relate to items such as stock compensation, meals and entertainment charges, and compensation of officers.

The Company maintains a valuation allowance in the amount of $9.1 million against certain U.S. state NOLs, federal NOLs arising from Pre-ASC 718 excess stock compensation benefits and federal research and development tax credits. Each reporting period, the Company evaluates the need for a valuation allowance on our deferred tax assets by jurisdiction and adjusts our estimates as more information becomes available. The Company will reassess the ability to realize the deferred tax assets on a quarterly basis. If it is more likely than not that it will not realize the recognized deferred tax assets, then all or a portion of the valuation allowance may need to be re-established, which would result in a charge to tax expense. Conversely if new events indicate that it is more likely than not that we will realize additional deferred tax assets, then all or a portion of the remaining valuation allowance may be released, which would result in a tax benefit.

As of September 30, 2015, the Company had unrecognized tax benefits of approximately $8.3 million related to uncertain tax positions that, if recognized, would result in adjustments to the related deferred tax assets and reduce our annual effective tax rate, subject to the remaining valuation allowance.

The Company files income tax returns in the U.S. and in various state jurisdictions with varying statutes of limitations. The Company is no longer subject to income tax examination by tax authorities for years prior to 2010; however, its net operating loss and research credit carry-forwards arising prior to that year are subject to adjustment. It is the Company's policy to recognize interest expense and penalties related to income tax matters as a component of income tax expense.  As of September 30, 2015, there was no material accrued interest related to uncertain tax positions.

8. Stockholders’ Equity

The Company grants options and awards to employees and non-employee directors pursuant to a stockholder approved stock incentive plan, which is described in further detail in Note 10, Stockholders' Equity, of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

The following is a summary of the Company’s stock option and restricted stock activity and related information:

	Stock Options		Restricted Stock Award
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Grant Date Fair Value
Balance as of December 31, 2014	1,800,697	$28.78	82,673	$45.76
Granted	287,747	$62.82	112,954	$63.5
Exercised	(297,040)	$24.43	(48,066)	$44.78
Forfeited	(78,685)	$45.75	(15,512)	$54.91
Balance as of September 30, 2015	1,712,719	$34.47	132,049	$60.22

Net cash received from options exercised during the nine months ended September 30, 2015 and 2014 was approximately $7.3 million and $4.1 million, respectively. Tax deductions for stock options and restricted stock which have exceeded stock based compensation expense in previous years have not been recognized by the Company. The Company will monitor the utilization of the net operating losses and recognize the excess tax deduction when that deduction reduces taxes payable.

As of September 30, 2015, 0.8 million shares were available for future option grants or direct issuance under the Company's 2002 Stock Incentive Plan, as amended.

Employee Stock Purchase Plan

The Company's Employee Stock Purchase Plan, as amended and restated (the "Amended ESPP") allows participating employees to purchase up to 1,250 shares of Ligand common stock during each offering period, but in no event may a participant purchase more than 1,250 shares of common stock during any calendar year. The length of each offering period is six months, and employees are eligible to participate in the first offering period beginning after their hire date. This plan is described in further detail in Note 10, Stockholders' Equity, of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

There were 2,654 and 2,230 shares of common stock issued under the amended ESPP during the nine months ended September 30, 2015 and 2014, respectively. As of September 30, 2015, 73,087 shares were available for future purchases under the Amended ESPP.

Corporate Share Repurchases

In September 2015, the Company's Board of Directors authorized the Company to repurchase up to $200 million of its common stock for a period of up to three years. During the three and nine months ended September 30, 2015, the Company repurchased 6,120 common shares pursuant to the repurchase program for an aggregate purchase price of approximately $0.5 million. During the three and nine months ended September 30, 2014, the Company repurchased 692,800 common shares pursuant to its repurchase plan effective in August 2014 for aggregate purchase price of approximately $38.5 million.

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

Securities Litigation

On June 8, 2012, a federal securities class action and shareholder derivative lawsuit was filed in the Eastern District of Pennsylvania alleging that the Company and its CEO assisted various breaches of fiduciary duties based on the Company’s purchase of a licensing interest in a development-stage pharmaceutical program from the Genaera Liquidating Trust in May 2010 and the Company’s subsequent sale of half of its interest in the transaction to Biotechnology Value Fund, Inc. Plaintiff filed a second amended complaint in February 2015, which the Company moved to dismiss on March 20, 2015. The court heard oral arguments on September 30, 2015. The Company intends to continue to vigorously defend against the claims against the Company and its CEO. Due to the complex nature of the legal and factual issues involved, however, the outcome of the matter is not presently determinable.

10. Subsequent event

In November, 2015, the Company entered into a lease termination agreement with its current lessor for the corporate headquarters facility located in La Jolla, California. The termination agreement accelerated the expiration date of the lease to April 30, 2016, through which date, the Company is obligated to pay all base rent, operating expenses and other obligations due under the current lease. In addition, contingent upon the Company's surrender of the leased space in compliance with the termination agreement on or before April 30, 2016, the Company is entitled to receive from the lessor a one-time lease buy-out payment equal to the base rent and the operating expenses paid for last six months of the revised lease term.

In conjunction with the execution of the termination agreement, the Company entered into a new lease agreement with a different lessor for its corporate headquarters located in San Diego, California. The new lease has an initial term of approximately 7 years and is expected to commence in May 2016. The base rent under the new facility lease agreement is approximately $125,000 per year for the first year, escalating 3.0% annually thereafter over the initial term. The Company has an option to extend the term of the lease for an additional five years. The lease is subject to additional charges for property management, common area maintenance and other costs.

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

Overview

We are a biotechnology company with a business model based on developing or acquiring assets which generate royalty, milestone or other passive revenue for Ligand and using a lean corporate cost structure. By diversifying our portfolio of assets across numerous technology types, therapeutic areas, drug targets, and industry partners, we offer investors an opportunity for broad exposure to multiple pharmaceutical and biotechnology assets without the risk associated with developing only one or a limited number of drugs.  These therapies address the unmet medical needs of patients for a broad spectrum of diseases including thrombocytopenia, multiple myeloma, hepatitis, ventricular fibrilation, muscle wasting, Alzheimer’s disease, dyslipidemia, diabetes, anemia, asthma, focal segmental glomerulosclerosis ("FSGS"), menopausal symptoms and osteoporosis. Our partners include several of the world’s leading pharmaceutical companies such as Novartis, Amgen, Merck, Pfizer, Baxter International, and Eli Lilly.

Results of Operations

Three and nine months ended September 30, 2015 and 2014
Total revenues for the three and nine months ended September 30, 2015 were $17.7 million and $50.7 million, respectively, compared to $15.0 million and $41.5 million, respectively, for the same periods in 2014. We reported net income attributable to common stock holders of $224.5 million and $248.9 million for the three and nine months ended September 30, 2015, respectively, compared to $1.3 million and $5.0 million, respectively, for the same periods in 2014.

Royalty Revenue
Royalty revenues were $9.8 million and $26.6 million for the three and nine months ended September 30, 2015, respectively, compared to $7.5 million and $20.6 million, respectively, for the same periods in 2014. The increase in royalty revenue is primarily due to an increase in Promacta and Kyprolis royalties.

Material Sales
We recorded material sales of $6.0 million and $20.5 million for the three and nine months ended September 30, 2015, respectively, compared to $6.3 million and $15.5 million, respectively, for the same periods in 2014. The increase in material sales of $5.0 million for nine months ended September 30, 2015, is due to an increase in Captisol purchases for use in clinical trials and in commercialized products.

Collaborative Research and Development and Other Revenue
We recorded collaborative research and development and other revenue of $1.9 million and $3.6 million for the three and nine months ended September 30, 2015, respectively, compared to $1.2 million and $5.4 million, respectively, for the same periods in 2014. The increase of $0.7 million and the decrease of $1.8 million for the three and nine months ended September 30, 2015, respectively, is primarily due to timing of significant milestones and upfront fees earned.

Cost of Sales
Cost of sales were $1.3 million and $4.9 million for the three and nine months ended September 30, 2015, respectively, compared to $1.5 million and $5.1 million, respectively, for the same periods in 2014. The decrease of $0.2 million for the three and nine months ended September 30, 2015, respectively, is primarily due to lower pricing tiers from our contract manufacturer due to higher quantities of Captisol material ordered.

Research and Development Expenses
Research and development expenses were $2.5 million and $10.5 million for the three and nine months ended September 30, 2015, respectively, compared to $3.0 million and $8.8 million, respectively, for the same periods in 2014. The decrease of $0.5 million and the increase of $1.7 million for the three and nine months ended September 30, 2015, respectively, is primarily due to timing of costs associated with internal programs.

As summarized in the table below, we are developing several proprietary products for a variety of indications. Our programs are not limited to the following, but are representative of a range of future licensing opportunities to expand our partnered asset portfolio.

Program	Disease/Indication	Development Phase

Glucagon Receptor Antagonist	Diabetes	Preparing for Phase 2
Oral Human Granulocyte Colony Stimulating Factor	Neutropenia	Preclinical
LTP Platform	Metabolic and Cardiovascular	Preclinical
Kinase Inhibitors	Multiple	Preclinical
HepDirect	Liver	Preclinical

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

General and Administrative Expenses
General and administrative expenses were $5.0 million and $18.2 million for the three and nine months ended September 30, 2015, respectively, compared to $6.7 million and $17.1 million, respectively, for the same periods in 2014. The decrease of $1.7 million for the three months ended September 30, 2015 is primarily due to a decrease in stock-based compensation expense and in legal expenses. The increase of $1.1 million for the nine months ended September 30, 2015 is primarily due to an increase in stock-based compensation expense and costs associated with business development activities.

Lease Exit and Termination Costs
In September 2010, we ceased use of our facility located in Cranbury, New Jersey. As a result, during the three months ended September 30, 2010, we recorded lease exit costs of $9.7 million for costs related to the difference between the remaining lease obligations of the abandoned operating leases, which run through August 2016, and management’s estimate of potential future sublease income, discounted to present value. Actual future sublease income may differ materially from our estimate, which would result in us recording additional expense or reductions in expense. In addition, we wrote-off approximately $5.4 million of property and equipment related to the facility closure and recorded approximately $1.8 million of severance related costs. Lease exit and termination costs were $0.3 million and $0.8 million for each of the three and nine months ended September 30, 2015, respectively, compared to $0.2 million and $0.5 million, respectively, for the same periods in 2014.

Interest Expense, net
Interest expense, net was $2.9 million and $8.9 million for the three and nine months ended September 30, 2015, respectively, compared to $1.5 million and $1.9 million, respectively, for the same periods in 2014. The increase in interest expense of $1.4 million and $7.0 million for the three and nine months ended September 30, 2015, respectively, is due to cash interest expense and non-cash debt related costs related to our $245.0 million aggregate principal amount of 0.75% Convertible Senior Notes due 2019, or the 2019 Convertible Senior Notes, which was issued in August 2014.

(Increase) decrease in Contingent Liabilities
We recorded a decrease in contingent liabilities of $2.3 million and an increase of $5.0 million for the three and nine months ended September 30, 2015, respectively, compared to an increase of $1.6 million and $4.9 million, respectively, for the same periods in 2014. The decrease for the three months ended September 30, 2015 primarily relates to a decrease of $3.2 million in the liability for amounts potentially due to holders of CVRs associated with our Metabasis acquisition and is partially offset by an increase of $0.9 million in the liability for amounts potentially due to holders of CVRs related to our CyDex acquisition. The increase for the nine months ended September 30, 2015 primarily relates to an increase in the liability for amounts potentially due to holders of CVRs related to our CyDex acquisition of $3.1 million and an increase of $1.9 million in the liability for amounts potentially due to holders of CVRs associated with our Metabasis acquisition. The increase for the three months ended September, 2014 primarily relates to an increase in the liability for amounts potentially due to holders of CVRs related to our CyDex acquisition of $2.8 million and is partially offset by a decrease of $1.2 million in the liability for amounts potentially due to holders of CVRs associated with our Metabasis acquisition. The increase for the nine months ended September 30, 2014 primarily relates to an increase of $5.6 million in the liability for amounts potentially due to holders of CVRs related to our CyDex acquisition and is partially offset by a decrease of $0.7 million in the liability for amounts potentially due to holders of CVRs associated with our Metabasis acquisition.

Income Tax Benefit (Expense)
We recorded an income tax benefit of $217.3 million and $217.0 million for the three and nine months ended September 30, 2015, respectively, compared to income tax expense of $0.1 million for each of the same periods in 2014. The income tax benefit for the three and nine months ended September 30, 2015 is primarily the result of releasing a valuation allowance against a significant portion of our deferred tax assets. The tax benefit is primarily comprised of U.S. federal and state net operating loss carryforwards, tax credits, and other temporary differences.

Liquidity and Capital Resources

We have financed our operations through offerings of our equity securities, borrowings from long-term debt, issuance of convertible notes, product sales and the subsequent sales of our commercial assets, royalties, collaborative research and development and other revenue, and capital and operating lease transactions.

We had net income of $224.5 million for the quarter ended September 30, 2015. As of September 30, 2015, our cash, cash equivalents and marketable securities totaled $187.3 million, and we had working capital of $194.1 million with net long-term convertible debt of $203.0 million. We believe that our currently available funds, cash generated from operations as well as existing sources of and access to financing will be sufficient to fund our anticipated operating, capital requirements and debt service requirement. We expect to build cash in future months as we continue to generate significant cash flow from royalty, license and milestone revenue and Captisol material sales primarily driven by continued increases in Promacta and Kyprolis sales, recent product approvals and regulatory developments, as well as revenue from anticipated new licenses and milestones. In addition, we anticipate that our liquidity needs can be met through other sources, including sales of marketable securities, borrowings through commercial paper and/or syndicated credit facilities and access to other domestic and foreign debt markets and equity markets.

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

Investments

We invest our excess cash principally in U.S. government debt securities, investment-grade corporate debt securities and certificates of deposit. We have established guidelines relative to diversification and maturities that maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates. Additionally, we own certain equity securities, which are classified as short-term investments, as a result of an event-based payment and an upfront license payment received from licensees in December 2012 and June 2014, respectively.

Borrowings and Other Liabilities

Term Loan Facility

In January 2011, we entered into a $20.0 million secured term loan credit facility with Oxford Financial Group. The loan was amended in January 2012 to increase the secured credit facility to $27.5 million. The maturity date of the term loan was August 1, 2014, and we fully repaid the loan as of July 31, 2014.

0.75% Convertible Senior Notes Due 2019

We have convertible debt outstanding as of September 30, 2015 related to our 2019 Convertible Senior Notes. In August 2014, we issued $245.0 million aggregate principal amount of convertible senior unsecured notes. The Notes are convertible into common stock upon satisfaction of certain conditions. Interest of 0.75% per year is payable semi-annually on August 15th and February 15th through the maturity of the notes in August 2019.

Repurchases of Common Stock
In September 2015, our Board of Directors authorized us to repurchase up to $200.0 million of our common stock from time to time over a period of up to three years. During the three and nine months ended September 30, 2015 we repurchased 6,120 common shares pursuant to the repurchase program.

Contingent Liabilities

CyDex

In connection with the acquisition of CyDex in January 2011, we issued a series of CVRs and also assumed certain contingent liabilities. We may be required to make additional payments upon achievement of certain clinical and regulatory milestones to the CyDex shareholders and former license holders. In addition, we will pay CyDex shareholders, for each respective year from 2014 through 2016, 20% of all CyDex-related revenue, but only to the extent that, and beginning only when, CyDex-related revenue for such year exceeds $15.0 million; plus an additional 10% of all CyDex-related revenue recognized during such year, but only to the extent that, and beginning only when aggregate CyDex-related revenue for such year exceeds $35.0 million. We have paid $8.3 million to the CyDex shareholders for revenue sharing payments under the terms of the CVR agreement. The estimated fair value of the contingent liabilities recorded as part of the CyDex acquisition at September 30, 2015 was $10.5 million.

Metabasis

In connection with the acquisition of Metabasis in January 2010, we entered into four CVR agreements with Metabasis shareholders. The CVRs entitle the holders to cash payments upon the sale or licensing of certain assets and upon the achievement of specified milestones. The fair value of the liability at September 30, 2015 was $4.7 million, and as of December 31, 2014 was $3.7 million.
Leases and Off-Balance Sheet Arrangements

We lease our office and research facilities under operating lease arrangements with varying terms through November 2019. The agreements provide for increases in annual rents based on changes in the Consumer Price Index or fixed percentage increases ranging from 3.0% to 3.5%. We also sublease a portion of our facilities through leases which expire between 2015 and 2016. The sublease agreements provide for a 3% increase in annual rents. We had no off-balance sheet arrangements at September 30, 2015 and December 31, 2014.

Cash Flows

Operating Activities

Operating activities generated cash of $28.1 million for the nine months ended September 30, 2015, compared to $10.3 million for the same period in 2014.

The cash generated for the nine months ended September 30, 2015 reflects net income of $246.5 million, adjusted by $220.0 million of non-cash items to reconcile net income to net cash generated from operations. These reconciling items primarily reflect stock-based compensation of $9.5 million, amortization of debt discount and issuance fees of $7.6 million, depreciation and amortization of $1.9 million, gain on deconsolidation of Viking of $28.2 million, loss on equity investment in Viking of $3.0 million, realized gain on investments of $2.0 million, $5.0 million increase in the estimated fair value of contingent liabilities and deferred income taxes of $217.0 million. The cash generated during the nine months ended September 30, 2015 is further impacted by changes in operating assets and liabilities due primarily to a decrease in accounts receivable of $7.1 million and a decrease in restricted cash of $0.7 million. Partially offsetting, cash generated for the period was impacted by an increase in other current assets of $0.4 million, a decrease in accounts payable and accrued liabilities of $5.0 million, an increase in other long-term assets of $0.5 million, and an increase in inventory of $0.2 million.

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

Investing Activities

Investing activities used cash of $101.4 million for the nine months ended September 30, 2015, compared to $0.3 million for the same period in 2014.

Cash used by investing activities during the nine months ended September 30, 2015 primarily reflects the purchase of short-term investments of $111.8 million, investment in Viking of $9.0 million, purchase of commercial license rights of $4.0 million, payments to CVR holders and other contingency payments of $4.9 million, and reduction in cash from deconsolidation of Viking of $0.2 million partially offset by proceeds from sales and maturity of short-term investments of $5.7 million and $23.0 million respectively.

Cash used by investing activities during the nine months ended September 30, 2014 primarily reflects payments to CVR holders of $1.9 million, partially offset by proceeds from short-term investments of $1.5 million and proceeds from the sale of equipment of $0.1 million.

Financing Activities

Financing activities provided cash of $6.9 million for the nine months ended September 30, 2015 and $159.0 million for the same period in 2014.

Cash provided by financing activities for the nine months ended September 30, 2015 reflects $7.4 million of proceeds received from stock option exercises and our employee stock purchase plan, which is partially offset by $0.5 million repurchase of our common stock.

Cash provided by financing activities for the nine months ended September 30, 2014 primarily reflects gross proceeds received from the issuance of the 2019 Convertible Senior Notes of $245.0 million, proceeds from issuance of warrants of $11.6 million, and $4.1 million of proceeds received from stock option exercises and our employee stock purchase plan, partially offset by repayment of debt of $9.4 million, purchase of convertible bond hedge of $48.1 million, payment for share repurchases of $38.5 million and payment of debt issuance costs of $5.7 million.

Critical Accounting Policies

Certain of our policies require the application of management judgment in making estimates and assumptions that affect the amounts reported in our consolidated financial statements and the disclosures made in the accompanying notes. Those estimates and assumptions are based on historical experience and various other factors deemed applicable and reasonable under the circumstances. The use of judgment in determining such estimates and assumptions is by nature, subject to a degree of uncertainty. Accordingly, actual results could differ materially from the estimates made. Except for the accounting for our investment in Viking Therapeutics, Inc., and the release of the valuation allowance for our tax provision, there have been no material changes in our accounting policies as disclosed in our annual report on Form 10-K for the year ended December 31, 2014.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from interest rates and equity prices which could affect our results of operations, financial condition and cash flows. We manage our exposure to these market risks through our regular operating and financing activities.

Investment Portfolio Risk
At September 30, 2015, our investment portfolio included investments in available-for-sale equity securities of $93.5 million. These securities are subject to market risk and may decline in value based on market conditions.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of the end of the period covered by this report, September 30, 2015, which we refer to as the Evaluation Date. Based upon and as of the Evaluation Date, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of the end of such period. This conclusion was based on the material weakness identified in our internal control over financial reporting, as described below.

During the review of the three and nine month periods ended September 30, 2015, an error was identified by the Company’s independent registered public accounting firm in the calculation of certain projections used for the valuation of certain contingent liabilities. Based on the potential exposure of the error, we have identified a material weakness in our internal controls related to management’s review of the calculation of certain projections used in the valuation of certain contingent liabilities, specifically, the review lacks sufficient precision to confirm the related calculation.

A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We are currently in the process of developing and implementing new and revised control procedures over financial reporting related to the material weakness identified above, including but not limited to, adding a new analytical review procedure focused on the projections and related contingent liabilities calculation as well as revising the review of the calculations to increase the precision of certain formulas critical to the calculation. The Company will continue to review the updated control structure to ensure management’s plan is effective in remediating the material weakness identified.

Except as described above, there have been no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.    Legal Proceedings

From time to time we are subject to various lawsuits and claims with respect to matters arising out of the normal course of our business. Due to the uncertainty of the ultimate outcome of these matters, the impact on future financial results is not subject to reasonable estimates.

Securities Litigation
On June 8, 2012, a federal securities class action and shareholder derivative lawsuit was filed in the Eastern District of Pennsylvania alleging that we and our CEO assisted various breaches of fiduciary duties based on our purchase of a licensing interest in a development-stage pharmaceutical program from the Genaera Liquidating Trust in May 2010 and the subsequent sale of half of our interest in the transaction to Biotechnology Value Fund, Inc. Plaintiff filed a second amended complaint in February 2015, which we moved to dismiss on March 20, 2015. The court heard oral argument held on September 30, 2015. We intend to continue to vigorously defend against the claims against us and our CEO. Due to the complex nature of the legal and factual issues involved, however, the outcome of the matter is not presently determinable.

ITEM 1A.	RISK FACTORS

The following is a summary description of some of the many risks we face in our business. You should carefully review these risks in evaluating our business, including the businesses of our subsidiaries. You should also consider the other information described in this report. The risk factors set forth below with an asterisk (*) next to the title are new risk factors or risk factors containing material changes from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC on February 23, 2015:

Revenues based on Promacta and Kyprolis represent a substantial portion of our overall current and/or expected future revenues.

Novartis is obligated to pay us royalties on its sales of Promacta and we receive revenue from Amgen based on both sales of Kyprolis and purchases of Captisol material for clinical and commercial uses. These payments are expected to be a substantial portion of our ongoing revenues for some time. As a result, any setback that may occur with respect to Promacta or Kyprolis could significantly impair our operating results and/or reduce the market price of our stock. Setbacks for Promacta and Kyprolis could include problems with shipping, distribution, manufacturing, product safety, marketing, government regulation or reimbursement, licenses and approvals, intellectual property rights, competition with existing or new products and physician or patient acceptance of the product, as well as higher than expected total rebates, returns, discounts, or unfavorable exchange rates.

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

We currently depend on our arrangements with our outlicensees to sell products using our Captisol technology. These agreements generally provide that outlicensees may terminate the agreements at will. If our outlicensees discontinue sales of products using our Captisol technology, fail to obtain regulatory approval for products using our Captisol technology, fail to satisfy their obligations under their agreements with us, or choose to utilize a generic form of Captisol should it become available, or if we are unable to establish new licensing and marketing relationships, our financial results and growth prospects would be materially affected. We maintain inventory of Captisol, which has a five year shelf life, at three geographically spread storage locations in the United States and Europe.  If we were to encounter problems maintaining our inventory, such as natural disasters, at one or all three of these locations, it could lead to supply interruptions. Further, under most of our Captisol outlicenses, the amount of royalties we receive will be reduced or will cease when the relevant patent expires. Our high purity patents and foreign equivalents, are not expected to expire until 2029 and our morphology patents and foreign equivalents, are not expected to expire until 2025, but the initially filed patents relating to Captisol expired starting in 2010 in the United States and will expire by 2016 in most countries outside the United States. If our other intellectual property rights are not sufficient to prevent a generic form of Captisol from coming to market and if in such case our outlicensees choose to terminate their agreements with us, our Captisol revenue may decrease significantly.

Furthermore, we maintain significant accounts receivable balances with certain customers purchasing Captisol materials, which may result in the concentration of credit risk. We generally do not require any collateral from our customers to secure payment of these accounts receivable. If any of our major customers were to default in the payment of their obligations to us, our business, financial condition, operating results and cash flows could be adversely affected.

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

Generally, our success will depend on our ability and the ability of us and our licensors to obtain and maintain patents and proprietary rights for our potential products both in the United States and in foreign countries. Patents may not be issued from any of these applications currently on file, or, if issued, may not provide sufficient protection. Our patent position, like that of many biotechnology and pharmaceutical companies, is uncertain and involves complex legal and technical questions for which important legal principles are unresolved. We may not develop or obtain rights to products or processes that are patentable. Even if we do obtain patents, such patents may not adequately protect the technology we own or have licensed. In addition, others may challenge, seek to invalidate, infringe or circumvent any patents we own or license and rights we receive under those patents may not provide competitive advantages to us. For example, our European patent related to Agglomerated forms of Captisol was limited during an opposition proceeding and the rejection of our European patent application related to High Purity Captisol is currently being appealed.

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

Our success will depend on our ability and the ability of our collaborative partners to avoid infringing the proprietary rights of others, both in the United States and in foreign countries. In addition, disputes with licensors under our license agreements may arise which could result in additional financial liability or loss of important technology and potential products and related revenue, if any. Further, the manufacture, use or sale of our potential products or our collaborative partners' products or potential products may infringe the patent rights of others. This could impact Captisol, Promacta, Kyprolis, Duavee, Viviant, Conbriza, Nexterone, and other products or potential products.

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

The existence of a material weakness in our internal controls over financial reporting could have a material adverse impact on our ability to produce timely and accurate financial statements.*

The Sarbanes-Oxley Act requires that we report annually on the effectiveness of our internal controls over financial reporting. Among other things, we must perform systems and processes evaluation testing. This includes an assessment of our internal controls to allow management to report on, and our independent public accounting firm to attest to, our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Management performed an assessment of the effectiveness of our internal control over financial reporting as of September 30, 2015 using criteria established by the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management determined that, as of September 30, 2015, a material weakness exists in our internal control over financial reporting of the accounting for and disclosures of the calculation of certain contingent liabilities in the consolidated financial statements. Because of this material weakness, management concluded that the Company did not maintain effective internal control over financial reporting as of September 30, 2015, based on the COSO framework.

For information on the progress of the remediation of the material weakness, see “Item 4. Controls and Procedures” above. Our future assessment, or the future assessment by our independent registered public accounting firm, may reveal additional material weaknesses in our internal controls. If not remediated, a material weakness, and any future potential material weaknesses identified by management could result in future errors in our financial statements or in documents we file with the SEC.  Further, if we cannot produce reliable financial reports, our business and financial condition could be harmed, investors could lose confidence in our reported financial information, or the market price of our stock could decline significantly. In addition, our ability to obtain additional financing to operate and expand our business, or obtain additional financing on favorable terms, could be materially and adversely affected, which, in turn, could materially and adversely affect our business, our financial condition and the market value of our securities.

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

Revenues based on sales of Duavee, Conbriza, Noxafil IV and Nexterone may not meet expectations. Any setback that may occur with respect to these products could impair our operating results and/or reduce the market price of our stock. Setbacks for these products could include problems with shipping, distribution, manufacturing, product safety, marketing, government regulation or reimbursement, licenses and approvals, intellectual property rights, competition with existing or new products and physician or patient acceptance of the product, as well as higher than expected total rebates, returns or discounts. These products also are or may become subject to generic competition. Any such setback could reduce our revenue.

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

In August of 2014, we sold $245.0 million aggregate principal amount of 0.75% Convertible Senior Notes due 2019, or the 2019 Convertible Senior Notes. We will be required to pay interest on the 2019 Convertible Senior Notes until they come due or are converted, and the payment of that interest will reduce our net income. The sale of the 2019 Convertible Senior Notes may also affect our earnings per share figures, as accounting procedures require that we include in our calculation of earnings per share the number of shares of our common stock into which the 2019 Convertible Senior Notes are convertible. The 2019 Convertible Senior Notes may be converted, under the conditions and at the premium specified in the 2019 Convertible Senior Notes, into cash and shares of our common stock, if any (subject to our right to pay cash in lieu of all or a portion of such shares). If shares of our common stock are issued to the holders of the 2019 Convertible Senior Notes upon conversion, there will be dilution to our shareholders equity. Upon the occurrence of certain circumstances, holders of the 2019 Convertible Senior Notes may require us to purchase all or a portion of their notes for cash, which may require the use of a substantial amount of cash. If such cash is not available, we may be required to sell other assets or enter into alternate financing arrangements at terms that may or may not be desirable. The existence of the 2019 Convertible Senior Notes and the obligations that we incurred by issuing them may restrict our ability to take advantage of certain future opportunities, such as engaging in future debt or equity financing activities. As of September 30, 2015, no events have occurred which would trigger settlement of the notes in cash.
Our ability to use our net operating losses, or NOLs, to offset taxes that would otherwise be due could be limited or lost entirely.

As of September 30, 2015, we reported deferred tax assets of approximately $216 million, which represent a significant portion of our total assets. The use of our NOLs is subject to uncertainty because, in addition to the factors discussed below, it is dependent upon the amount of taxable income we generate. There can be no assurance that we will have sufficient taxable income, if any, in future years to use the NOLs before they expire. If we have uncertainties surrounding our ability to continue to generate future taxable income to realize these tax assets, a valuation allowance will be established to offset our deferred tax assets. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not (greater than 50%) that a tax benefit will not be realized. In addition, even if we generate taxable income, realization of our NOLs to offset taxes that would otherwise be due could be restricted by annual limitations on use of NOLs triggered by a past or future “ownership change” under Section 382 of the Internal Revenue Code and similar state provisions. An “ownership change” may occur when there is a 50% or greater change in total ownership of our company by one or more 5% shareholders within a three-year period. The loss of some or all of our NOLs could materially and adversely affect our business, financial condition and results of operations. In addition, California and certain states have suspended use of NOLs for certain taxable years, and other states may consider similar measures. As a result, we may incur higher state income tax expense in the future. Depending on our future tax position, continued suspension of our ability to use NOLs in states in which we are subject to income tax could have an adverse impact on our operating results and financial condition. The calculation of the amount of our net operating loss carryforwards may be changed as a result of a challenge by the IRS or other governmental authority or our learning of new information about the ownership of, and transactions in, our securities.

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

Purchases of Equity Securities By the Issuer and Affiliated Purchasers
The following table presents information regarding repurchases by us of our common stock during the three and nine months ended September 30, 2015 under the stock repurchase program approved by our board of directors in September 2015, under which we may acquire up to $200 million of our common stock in open market and negotiated purchases for a period of up to three years.

ISSUER PURCHASES OF EQUITY SECURITIES

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program (in thousands)
September 1 - September 30, 2015	6,120	$79.92	6,120	$199,510
Total	6,120	$79.92	6,120	$199,510

ITEM 6.	EXHIBITS

The Exhibit Index to this Quarterly Report on Form 10-Q is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	November 9, 2015	By:	/s/ Matthew Korenberg
Matthew Korenberg
Vice President, Finance and Chief Financial Officer
Duly Authorized Officer and Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

10.1†	Fourth Amendment to Sublicense Agreement, dated September 17, 2015 by and among the Company, Pharmacopeia, LLC. and Retrophin, Inc.
31.1	Certification by Principal Executive Officer, Pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Principal Financial Officer, Pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications by Principal Executive Officer and Principal Financial Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

† Confidential treatment has been requested for portions of this exhibit. These portions have been omitted and submitted separately to the Securities and Exchange Commission.