Form 10-Q/A
period 2015-09-30
LIGAND PHARMACEUTICALS INC
filed 2015-12-23
CIK 886163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Amendment No. 1

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

(858) 550-7500

(Registrant’s Telephone Number, Including Area Code)

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

Explanatory Note

Ligand Pharmaceuticals Incorporated (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to amend the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015 (the “Original Form 10-Q”). This Amendment is being filed solely to re-file Exhibit 10.1 (the “Exhibit”) to the Original Form 10-Q in response to comments the Company received from the Securities and Exchange Commission (the “SEC”) on a confidential treatment request the Company made for certain portions of the Exhibit. The Exhibit, as re-filed, includes certain portions that had previously been redacted pursuant to the Company’s request for confidential treatment. Nothing in the Form 10-Q is being amended other than the re-filing of the Exhibit as described above.

In addition, as required by Rule 12b–15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment.

This Amendment should be read in conjunction with the Original Form 10-Q and the Company’s other filings with the SEC. Except as stated herein, this Amendment does not reflect events occurring after the filing of the Original Form 10-Q with the SEC on November 9, 2015 and no attempt has been made in this Amendment to modify or update other disclosures as presented in the Original Form 10-Q.

ITEM 6.	EXHIBITS

The Exhibit Index to this Quarterly Report on Form 10-Q is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 23, 2015	By:	/s/ Matthew Korenberg
Matthew Korenberg Vice President, Finance and Chief Financial Officer Duly Authorized Officer and Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

10.1†	Fourth Amendment to Sublicense Agreement, dated September 17, 2015 by and among the Company, Pharmacopeia, LLC. and Retrophin, Inc.
31.1	Certification by Principal Executive Officer, Pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Principal Financial Officer, Pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications by Principal Executive Officer and Principal Financial Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

† Confidential treatment has been granted for portions of this exhibit. These portions have been omitted and filed separately with the Securities and Exchange Commission.