Form 10-Q
period 2016-03-31
LIGAND PHARMACEUTICALS INC
filed 2016-05-09
CIK 886163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________________________
FORM 10-Q
________________________________________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 1, 2016, the registrant had 20,822,444 shares of common stock outstanding.

LIGAND PHARMACEUTICALS INCORPORATED
QUARTERLY REPORT

FORM 10-Q

GLOSSARY OF TERMS AND ABBREVIATIONS
Abbreviation	Definition
2019 Convertible Senior Notes	$245.0 million aggregate principal amount of convertible senior unsecured notes due 2019
Amgen	Amgen, Inc.
AOCI	Accumulated Other Comprehensive Income
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Company	Ligand Pharmaceuticals Incorporated, including subsidiaries
CorMatrix	CorMatrix Cardiovascular, Inc.
CVR	Contingent value right
CyDex	CyDex Pharmaceuticals, Inc.
Amended ESPP	Employee Stock Purchase Plan, as amended and restated
Eisai	Eisai Incorporated
EMA	European Medicines Agency
FASB	Financial Accounting Standards Board
FDA	Food and Drug Administration
FSGS	Focal segmental glomerulosclerosis
GAAP	Generally accepted accounting principles in the United States
IPO	Initial public offering
IPR&D	In-Process Research and Development
Ligand	Ligand Pharmaceuticals Incorporated, including subsidiaries
LSA	Loan and Security Agreement
Metabasis	Metabasis Therapeutics, Inc.
MLA	Master License Agreement
NOLs	Net Operating Losses
OMT	OMT, Inc. or Open Monoclonal Technology, Inc.
Par	Par Pharmaceutical, Inc.
Pfizer	Pfizer Inc.
Retrophin	Retrophin Inc.
SEC	Securities and Exchange Commission
Selexis	Selexis, SA
TPE	Third-party evidence
VIE	Variable interest entity
Viking	Viking Therapeutics
Viking IPO	Viking's initial public offering
VSOE	Vendor-specific objective evidence

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
LIGAND PHARMACEUTICALS INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share data)

	March 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$31,293	$97,428
Short-term investments	81,908	102,791
Accounts receivable	11,779	6,170
Note receivable from Viking Therapeutics	4,767	4,782
Inventory	1,750	1,633
Other current assets	1,562	1,908
Total current assets	133,059	214,712
Deferred income taxes	157,258	216,564
Investment in Viking Therapeutics	28,118	29,728
Intangible assets, net	212,823	48,347
Goodwill	72,997	12,238
Commercial license rights	8,546	8,554
Property and equipment, net	567	372
Other assets	70	27
Total assets	$613,438	$530,542
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,688	$4,083
Accrued liabilities	3,669	5,397
Current contingent liabilities	5,285	10,414
Current lease exit obligations	577	934
Other current liabilities	21	8
Total current liabilities	12,240	20,836
Long-term debt, net	204,653	201,985
Long-term contingent liabilities	4,022	3,033
Other long-term liabilities	446	297
Total liabilities	221,361	226,151
Commitments and Contingencies
Stockholders' equity:
Common stock, $0.001 par value; 33,333,333 shares authorized; 20,815,636 and 19,949,012 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	21	20
Additional paid-in capital	783,890	701,478
Accumulated other comprehensive income	3,568	4,903
Accumulated deficit	(395,402)	(402,010)
Total stockholders' equity attributable to Ligand Pharmaceuticals	392,077	304,391
Total liabilities and stockholders' equity	$613,438	$530,542
See accompanying notes.

LIGAND PHARMACEUTICALS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands)

	Three months ended
	March 31,
	2016	2015
Revenues:
Royalties	$14,390	$10,287
Material sales	5,341	3,729
License fees, milestones and other revenues	9,917	586
Total revenues	29,648	14,602
Operating costs and expenses:
Cost of sales (1)	955	1,074
Amortization of intangibles	2,524	594
Research and development	4,004	3,368
General and administrative	6,825	5,994
Lease exit and termination costs	244	223
Total operating costs and expenses	14,552	11,253
Income from operations	15,096	3,349
Other (expense) income:
Interest expense, net	(3,005)	(2,973)
Increase in contingent liabilities	(1,306)	(3)
Equity in net losses from Viking Therapeutics	(1,605)	—
Other, net	391	(447)
Total other (expense) income, net	(5,525)	(3,423)
Income (loss) before income taxes	9,571	(74)
Income tax expense	(3,694)	(15)
Income (loss) from operations	5,877	(89)
Discontinued operations:
Gain on sale of Oncology Product Line before income taxes	1,139	—
Income tax expense on discontinued operations	(408)	—
Income from discontinued operations	731	—
Net income (loss) including noncontrolling interests:	6,608	(89)
Less: Net loss attributable to noncontrolling interests	—	(843)
Net income	$6,608	$754
Per share amounts attributable to Ligand common shareholders:
Basic earnings per share data
Income from continuing operations	$0.28	$0.04
Income from discontinued operations	0.04	—
Net income	$0.32	$0.04

Diluted earnings per share data
Income from continuing operations	$0.26	$0.04
Income from discontinued operations	0.03	—
Net income	$0.30	$0.04

Shares used for computation (in thousands)
Basic	20,708	19,612
Diluted	22,284	20,631
(1) Excludes amortization of intangibles.
See accompanying notes.

LIGAND PHARMACEUTICALS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands)

	Three months ended
	March 31,
	2016	2015
Net income:	$6,608	$754
Unrealized net (loss) gain on available-for-sale securities, net of tax	(1,098)	4,614
Less: Reclassification of net realized (gains) losses included in net income, net of tax	(236)	(234)
Comprehensive income (loss)	$5,274	$5,134

See accompanying notes.

LIGAND PHARMACEUTICAL INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three months ended
	March 31,
	2016	2015
Operating activities
Net income (loss) including noncontrolling interests	$6,608	$(89)
Less: gain from discontinued operations	731	—
Income (loss) from continuing operations	5,877	(89)
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operating activities:
Non-cash change in estimated fair value of contingent liabilities	1,306	3
Realized (gain) loss on sale of short-term investment	(406)	447
Depreciation and amortization	2,575	650
Amortization of discount on investments, net	320	—
Amortization of debt discount and issuance fees	2,668	2,509
Stock-based compensation	4,118	2,914
Deferred income taxes	4,101	6
Accretion of note payable	—	14
Change in fair value of the convertible debt receivable from Viking	15	—
Loss on equity investment in Viking Therapeutics, Inc.	1,605	—
Other		(1)
Changes in operating assets and liabilities:
Accounts receivable	(5,604)	5,211
Inventory	853	(150)
Other current assets	16	445
Other long-term assets	(41)	(291)
Accounts payable and accrued liabilities	(4,302)	(4,667)
Restricted investments	—	661
Deferred revenue	13	(83)
Net cash provided by operating activities	13,114	7,579
Investing activities
Payments to CVR holders and other contingency payments	(5,446)	(3,247)
Purchases of property and equipment	(238)	(10)
Cash paid for acquisition, net of cash acquired	(92,855)	—
Purchase of short-term investments	(49,892)	—
Proceeds from sale of property and equipment	—	1
Proceeds from sale of short-term investments	20,270	459
Proceeds from maturity of short-term investments	48,401	—
Net cash used in investing activities	(79,760)	(2,797)
Financing activities
Net proceeds from stock option exercises and ESPP	1,013	781
Purchase of common stock for RSU vesting	(502)	—
Net cash provided by financing activities	511	781
Net (decrease) increase in cash and cash equivalents	(66,135)	5,563
Cash and cash equivalents at beginning of period	97,428	160,203
Cash and cash equivalents at end of period	$31,293	$165,766

Supplemental disclosure of cash flow information
Interest paid	$919	$903
Taxes paid	1	11
Supplemental schedule of non-cash activity
Stock issued for acquisition, net of issuance cost	(77,615)	—
Accrued inventory purchases	600	2,402
Unrealized gain (loss) on AFS investments	(1,834)	4,614
See accompanying notes

LIGAND PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Significant Accounting Principles

Business

Ligand is a biopharmaceutical company with a business model that is based upon the concept of developing or acquiring royalty revenue generating assets and coupling them with a lean corporate cost structure. We operate in one business segment: development and licensing biopharmaceutical assets.

Principles of Consolidation

The accompanying consolidated financial statements include Ligand and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Basis of Presentation

The Company’s accompanying unaudited condensed consolidated financial statements as of March 31, 2016 and for the three months ended March 31, 2016 and 2015 have been prepared in accordance with GAAP for interim financial information. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations of the Company and its subsidiaries, have been included. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. These financial statements should be read in conjunction with the consolidated financial statements and notes therein included in the Company’s annual report on Form 10-K for the year ended December 31, 2015.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires the use of estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and the accompanying notes. Actual results may differ from those estimates.

Reclassifications

Certain reclassifications have been made to the previously issued balance sheet and statement of operations for the three months ended March 31, 2015 for comparability purposes. These reclassifications had no effect on the reported net income, stockholders' equity, and operating cash flows as previously reported.

Income Per Share

Basic income per share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted income per share is computed by dividing net income by the weighted-average number of common shares and common stock equivalents of all dilutive securities calculated using the treasury stock method and the if-converted method. The total number of potentially dilutive securities including stock options and warrants excluded from the computation of diluted income per share because their inclusion would have been anti-dilutive was 3.5 million and 4.5 million, as of March 31, 2016 and 2015, respectively.

The following table presents the computation of basic and diluted net income per share for the periods indicated (in thousands, except per share amounts):

	Three months ended
	March 31,
	2016	2015
Net income from continuing operations	$5,877	$754
Net income from discontinued operations	731	—
Net income	$6,608	$754

Shares used to compute basic income per share	20,707,926	19,611,881
Dilutive potential common shares:
Restricted stock	66,736	61,538
Stock options	759,581	957,369
0.75% Convertible Senior Notes, Due 2019	749,736	—
Shares used to compute diluted income per share	22,283,979	20,630,788

Basic per share amounts:
Income from continuing operations	$0.28	$0.04
Income from discontinued operations	0.04	—
Basic net income per share	$0.32	$0.04

Diluted per share amounts:
Income from continuing operations	$0.26	$0.04
Income from discontinued operations	0.03	—
Diluted net income per share	$0.30	$0.04

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
The following table summarizes the various investment categories at March 31, 2016 and December 31, 2015 (in thousands):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
March 31, 2016
Short-term investments
Bank deposits	$42,376	$87	$—	$42,463
Corporate bonds	24,268	84	(2)	24,350
Commercial paper	8,401	2	—	8,403
Asset backed securities	2,067	1	(1)	2,067
Corporate equity securities	1,811	2,814	—	4,625
	$78,923	$2,988	$(3)	$81,908
December 31, 2015
Short-term investments
Bank deposits	$43,043	$—	$(4)	$43,039
Corporate bonds	41,238	$—	(35)	41,203
Commercial paper	1,747	$—	—	1,747
Asset backed securities	10,020	$—	(5)	10,015
Corporate equity securities	1,843	$4,944	—	6,787
	$97,891	$4,944	$(44)	$102,791

Inventory

Inventory, which consists of finished goods, is stated at the lower of cost or market value. The Company determines cost using the first-in, first-out method. Inventory levels are analyzed periodically and written down to its net realizable value if it has become obsolete, has a cost basis in excess of its expected net realizable value or is in excess of expected requirements. There were no write downs related to obsolete inventory recorded for the three months ended March 31, 2016 and 2015.

Goodwill and Other Identifiable Intangible Assets

Goodwill and other identifiable intangible assets consist of the following (in thousands):

	March 31,	December 31,
	2016	2015
Indefinite lived intangible assets
Acquired IPR&D	$12,556	$12,556
Goodwill	72,997	12,238
Definite lived intangible assets
Complete technology	182,267	15,267
Less: Accumulated amortization	(5,883)	(3,762)
Trade name	2,642	2,642
Less: Accumulated amortization	(685)	(652)
Customer relationships	29,600	29,600
Less: Accumulated amortization	(7,674)	(7,304)
Total goodwill and other identifiable intangible assets, net	$285,820	$60,585

As Discussed in Note 2-Business Combination, on January 8, 2016, the Company completed its acquisition of OMT. As a result of the transaction, the Company recorded $167.0 million of intangibles with definite lives and goodwill of $60.8 million. Amortization of definite-lived intangible assets is computed using the straight-line method over the estimated useful life of the asset of 20 years. Amortization expense of $2.5 million was recognized for the three months ended March 31, 2016 and amortization expense of $0.6 million was recognized for the three months ended March 31, 2015. Estimated amortization expense for the year ending December 31, 2016 is $10.6 million and estimated amortization expense for the years ended December 31, 2017 through 2020 is $10.7 million per year. For each of the three months ended March 31, 2016 and 2015, there was no impairment of IPR&D or goodwill.

Commercial License Rights

Commercial license rights represent a portfolio of future milestone and royalty payment rights acquired from Selexis in April 2013 and April 2015. Individual commercial license rights acquired under the agreement are carried at allocated cost and approximate fair value. The carrying value of the license rights will be reduced on a pro-rata basis as revenue is realized over the term of the agreement. Declines in the fair value of individual license rights below their carrying value that are deemed to be other than temporary are reflected in earnings in the period such determination is made. As of March 31, 2016, management does not believe there have been any events or circumstances indicating that the carrying amount of its commercial license rights may not be recoverable.

Property and Equipment

Property and equipment is stated at cost and consists of the following (in thousands):

	March 31,	December 31,
	2016	2015
Lab and office equipment	$2,482	$2,248
Leasehold improvements	273	273
Computer equipment and software	636	632
	3,391	3,153
Less accumulated depreciation and amortization	(2,824)	(2,781)
Total property and equipment, net	$567	$372

Depreciation of equipment is computed using the straight-line method over the estimated useful lives of the assets, which range from three to ten years. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful lives or the related lease term. Depreciation expense of $0.1 million was recognized for each of the three months ended March 31, 2016 and 2015, respectively, which is included in operating expenses.

Other Current Assets

Other current assets consist of the following (in thousands):

	March 31,	December 31,
	2016	2015
Prepaid expenses	$1,087	$1,177
Other receivables	475	731
Total other current assets	$1,562	$1,908

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	March 31,	December 31,
	2016	2015
Compensation	$854	$1,711
Professional fees	754	726
Amounts owed to former licensees	695	915
Royalties owed to third parties	937	823
Other	429	1,222
Total accrued liabilities	$3,669	$5,397

Other Long-Term Liabilities

Other long-term liabilities consist of the following (in thousands):

	March 31,	December 31,
	2016	2015
Deposits	$298	$268
Deferred rent	107	—
Other	41	29
Total other long-term liabilities	$446	$297
Contingent Liabilities

In connection with the Company’s acquisition of CyDex in January 2011, the Company recorded a contingent liability, for amounts potentially due to holders of the CyDex CVRs and former license holders. The liability is periodically assessed based on events and circumstances related to the underlying milestones, royalties and material sales. Any change in fair value is recorded in the Company’s consolidated statement of operations. The carrying amount of the liability may fluctuate significantly and actual amounts paid under the CVR agreements may be materially different than the carrying amount of the liability. The fair value of the liability at March 31, 2016 and December 31, 2015 was $6.9 million and $9.5 million, respectively. The Company recorded a fair-value adjustment to increase the liability by $0.2 million and $1.2 million for the three months ended March 31, 2016 and 2015, respectively. There was a revenue-sharing payment of $2.8 million and $3.2 million to CyDex CVR holders during the three months ended March 31, 2016 and 2015, respectively.

In connection with the Company’s acquisition of Metabasis in January 2010, the Company issued to Metabasis stockholders four tradable CVRs, one CVR from each of four respective series of CVR, for each Metabasis share. The CVRs will entitle Metabasis stockholders to cash payments as frequently as every six months as cash is received by the Company from proceeds from the sale or partnering of any of the Metabasis drug development programs, among other triggering events. The fair values of the CVRs are remeasured at each reporting date through the term of the related agreement. Any change in fair value is recorded in the Company’s consolidated statement of operations. The carrying amount of the liability may fluctuate significantly based upon quoted market prices and actual amounts paid under the agreements may be materially different than the carrying amount of the liability. The fair value of the liability was estimated to be $2.4 million and $4.0 million as of March 31, 2016 and December 31, 2015, respectively. The Company recorded an increase in the liability for Metabasis-related CVRs of $1.1 million and an decrease of $1.2 million for the three months ended March 31, 2016 and 2015, respectively. The Company paid Metabasis CVR holders $2.6 million for the three months ended March 31, 2016. No payments were made to Metabasis CVR holders for the three months ended March 31, 2015.

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

Stock-Based Compensation

Stock-based compensation expense for awards to employees and non-employee directors is recognized on a straight-line basis over the vesting period until the last tranche vests. The following table summarizes stock-based compensation expense recorded as components of research and development expenses and general and administrative expenses for the periods indicated (in thousands):

	Three months ended
	March 31,
	2016	2015
Stock-based compensation expense as a component of:
Research and development expenses	$1,585	$920
General and administrative expenses	2,533	1,994
	$4,118	$2,914

The fair-value for options that were awarded to employees and directors was estimated at the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions:

	Three months ended
	March 31,
	2016	2015
Risk-free interest rate	1.5%	1.8%
Dividend yield	—	—
Expected volatility	50%	58%
Expected term	6.6	6.6
Forfeiture rate	5.0%	8.5%

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

Variable Interest Entities

The Company identifies an entity as a VIE if either: (1) the entity does not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) the entity's equity investors lack the essential characteristics of a controlling financial interest. The Company performs ongoing qualitative assessments of its VIEs to determine whether the Company has a controlling financial interest in any VIE and therefore is the primary beneficiary. If the Company is the primary beneficiary of a VIE, it consolidates the VIE under applicable accounting guidance. If the Company is no longer the primary of a VIE or the entity is no longer considered as a VIE as facts and circumstances changed, it deconsolidates the entity under the applicable accounting guidance. Beginning May 2015, the Company deconsolidated Viking, a previously reported VIE, and elected to record its investment in Viking under the equity method of accounting as Viking is no longer considered a VIE and the Company does not have voting control or other elements of control that would require consolidation. The investment is subsequently adjusted for the Company’s share of Viking's operating results, and if applicable, cash contributions and distributions, which is reported on a separate line in our condensed consolidated statement of operations called “Equity in net losses of Viking Therapeutics”. On the condensed consolidated balance sheet, the Company reports its investment in Viking on a separate line in the non-current assets section called “Investment in Viking Therapeutics”. See Note 3, Investment in Viking Therapeutics, for additional details.

Convertible Debt

In August 2014, the Company completed a $245.0 million offering of 2019 Convertible Senior Notes, which bear interest at 0.75%. The Company accounts for the 2019 Convertible Senior Notes by separating the liability and equity components of the instrument in a manner that reflects the Company's nonconvertible debt borrowing rate. As a result, the Company assigned a value to the debt component of the 2019 Convertible Senior Notes equal to the estimated fair value of similar debt instruments without the conversion feature, which resulted in the Company recording the debt instrument at a discount. The Company is amortizing the debt discount over the life of the 2019 Convertible Senior Notes as additional non-cash interest expense utilizing the effective interest method.
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

In April 2015, FASB issued ASU 2015-03, Interest-Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs. This update was issued to simplify the presentation for debt issuance costs. Upon adoption, such costs shall be presented on our consolidated balance sheets as a direct deduction from the carrying amount of the related debt liability and not as a deferred charge presented in Other assets on our consolidated balance sheets. This amendment will be effective for interim and annual periods beginning on January 1, 2016, and is required to be retrospectively adopted. During the three-month period ended March 31, 2016, management adopted the change in the presentation on our consolidated balance sheets accordingly (see Note 6 for details).

In January 2016, the FASB issued ASU 2016-01 Recognition and Measurement of Financial Assets and Financial Liabilities that amends the accounting and disclosures of financial instruments, including a provision that requires equity investments (except for investments accounted for under the equity method of accounting) to be measured at fair value with changes in fair value recognized in current earnings. The new standard is effective for interim and annual periods beginning on January 1, 2018. We are currently evaluating the impact that this new standard will have on our consolidated financial statements.

In February 2016, the FASB issued a new accounting standard that amends the guidance for the accounting and disclosure of leases. This new standard requires that lessees recognize the assets and liabilities that arise from leases on the balance sheet and disclose qualitative and quantitative information about their leasing arrangements. The new standard is effective for interim and annual periods beginning on January 1, 2019. We are currently evaluating the impact that this new standard will have on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation, which identifies areas for simplification involving several aspects of accounting for stock-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. ASU No. 2016-09 is effective for reporting periods beginning after December 31, 2016.  Early adoption is permitted. We are currently assessing the potential impact that the adoption of ASU No. 2016-09 will have in our condensed consolidated financial statements.

2. Business Combination

On January 8, 2016, the Company acquired substantially all of the assets and liabilities of OMT. OMT is a biotechnology company engaged in the genetic engineering of animals for the generation of human therapeutic antibodies through its OmniAb® technology, which currently offers three transgenic animal platforms for license, including OmniRat®, OmniMouse® and OmniFlic®. The transaction, which was accounted for as a business combination, added 16 partnered programs to the Company's portfolio and provides the Company with opportunities for further licensing and collaborations in the area.

The aggregate acquisition consideration was $174.0 million, consisting of (in thousands):

Cash consideration	$96,359
Total share consideration:
Actual number of shares issued	793
Multiplied by: Ligand closing share price on January 8, 2016	$97.92
Total share consideration	77,658
Total consideration	$174,017

The acquisition consideration is subject to certain customary post-closing adjustments up to 15 months from January 8, 2016, in accordance with the terms and subject to the conditions contained in the Merger Agreement between the Company and OMT.
    The acquisition consideration was preliminarily allocated to the acquisition date fair values of acquired assets and assumed liabilities as follows (in thousands):

Cash and cash equivalents	$3,504
Accounts receivable	5
Income tax receivable	140
Prepaid expenses and other current assets	2
Deferred tax liabilities, net	(56,114)
Intangible asset with finite life - core technology	167,000
Liabilities assumed	(1,279)
Goodwill	60,759
Total consideration	$174,017

The fair value of the core technology, or OMT's OmniAb technology, was based on the discounted cash flow method that estimated the present value of a hypothetical royalty stream derived from the licensing of the OmniAb technology. These projected cash flows were discounted to present value using a discount rate of 15.5%. The fair value of the core technology is being amortized on a straight-line bases over the estimated useful life of 20 years.

The excess of the acquisition date consideration over the fair values assigned to the assets acquired and the liabilities assumed of $60.8 million was recorded as goodwill, which is not deductible for tax purposes and is primarily attributable to

OMT’s revenue growth from combining the OMT and Ligand businesses and workforce, as well as the benefits of access to different markets and customers.

The purchase price allocations were prepared on a preliminary basis and are subject to change as additional information becomes available concerning the fair value and tax basis of the assets acquired and liabilities assumed. Any measurement period adjustments to the OMT purchase price allocation will be made as soon as practicable but no later than one year from the date of acquisition.

The following table presents supplemental pro forma information for the three months ended March 31, 2016 and March 31, 2015, as if the acquisition of OMT had occurred on January 1, 2015 (in thousands except for EPS):

	March 31,	March 31,
	2016	2015
Revenue	$32,124	$17,152
Net income	$8,877	$(474)

Basic earnings per share:	$0.43	$(0.02)
Diluted earnings per share:	$0.40	$(0.02)

The unaudited pro forma consolidated results include pro forma adjustments that assume the acquisition occurred on January 1, 2015. The primary adjustments include: (i) the $0.3 million share based compensation expenses  related to the stock awards issued to the retained OMT employees after the acquisition, and (ii) additional intangible amortization expense of $0.2 million and $2.1 million was included in the quarter ended March 31, 2016 and 2015, respectively. The adjustments also include $2.5 million license revenue recognized by OMT from January 1, 2016 to the acquisition date. The unaudited pro forma consolidated results are not necessarily indicative of what our consolidated results of operations actually would have been had we completed the acquisition on January 1, 2015. In addition, the unaudited pro forma consolidated results do not purport to project the future results of operations of the combined company nor do they reflect the expected realization of any cost savings associated with the acquisition.

3. Fair Value Measurements

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

The following table provides a summary of the carrying value of assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2016 (in thousands). There were no transfers between Level 1 and Level 2 securities during the three months ended March 31, 2016:

Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents (1)	$5,316	$—	$5,316	$—
Short-term investments (2)	81,908	4,625	77,283	—
Note receivable Viking (3)	4,767	—	—	4,767
Total assets	$91,991	$4,625	$82,599	$4,767
Liabilities:
Current contingent liabilities-CyDex (4)	$5,285	$—	$—	$5,285
Long-term contingent liabilities-CyDex (4)	1,578	—	—	1,578
Long-term contingent liabilities-Metabasis (5)	2,444	—	2,444	—
Liability for amounts owed to former licensees(6)	534	534	—	—
Total liabilities	$9,841	$534	$2,444	$6,863

The following table provides a summary of the assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2015 (in thousands):

Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs *	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents (1)	$3,015	$—	$3,015	$—
Short-term investments (2)	92,775	6,786	85,989	—
Viking note receivable (3)	4,782	—	—	4,782
Total assets	$100,572	$6,786	$89,004	$4,782
Liabilities:
Current contingent liabilities-CyDex (4)	$7,812	$—	$—	$7,812
Current contingent liabilities-Metabasis (5)	$2,602	—	2,602	—
Long-term contingent liabilities-Metabasis (5)	1,355	—	1,355	—
Long-term contingent liabilities-CyDex (4)	1,678	—	—	1,678
Liability for amounts owed to former licensees (6)	794	794	—	—
Total liabilities	$14,241	$794	$3,957	$9,490

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

(3)
The fair value of the convertible note receivable from Viking was determined using a probability weighted option pricing model using a lattice methodology. The fair value is subjective and is affected by certain significant input to the valuation model such as the estimated volatility of the common stock, which was estimated to be 50% at March 31, 2016. Changes in these assumptions may materially affect the fair value estimate.

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

The following table represents significant unobservable inputs used in determining the fair value of contingent liabilities assumed in the acquisition of CyDex:

	March 31, 2016	December 31, 2015
Range of annual revenue subject to revenue sharing (1)	$23.5 million	$22.5 million
Revenue volatility	25%	25%
Average probability of commercialization	78%	73%
Sales beta	0.30	0.40
Credit rating	BB	BB
Equity risk premium	6%	6%

(1)
Revenue subject to revenue sharing represent management’s estimate of the range of total annual revenue subject to revenue sharing (i.e. annual revenues in excess of $15 million) through December 31, 2016, which is the term of the CVR agreement.

A reconciliation of the level 3 financial instruments as of March 31, 2016 is as follows (in thousands):

Assets:
Fair value of level 3 financial instrument assets as of December 31, 2015	$4,782
Viking note receivable fair market value adjustment	(15)
Fair value of level 3 financial instrument assets as of March 31, 2016	$4,767

Liabilities:
Fair value of level 3 financial instrument liabilities as of December 31, 2015	$9,490
Payments to CVR and other former license holders	(2,828)
Fair value adjustments to contingent liabilities	201
Fair value of level 3 financial instrument liabilities as of March 31, 2016	$6,863

Other Fair Value Measurements

2019 Convertible Senior Notes

In August 2014, the Company issued $245.0 million aggregate principal amount of its 2019 Convertible Senior Notes. The Company uses a quoted market rate in an inactive market, which is classified as a Level 2 input, to estimate the current fair value of its 2019 Convertible Senior Notes. The estimated fair value of the 2019 Senior Convertible Notes was $373.5 million as of March 31, 2016. The carrying value of the notes does not reflect the market rate. See Note 7 Financing Arrangements for additional information.

Viking Therapeutics

The Company records its investment in Viking under the equity method of accounting. The investment is subsequently adjusted for the Company’s share of Viking's operating results, and if applicable, cash contributions and distributions. See Note 3 Investment in Viking Therapeutics for additional information. The market value of the Company's investment in Viking was $6.8 million as of March 31, 2016. The carrying value of the investment in Viking does not reflect the market value.

4. Investment in Viking Therapeutics

In 2014, the Company entered into a MLA with Viking to license the rights to five of the Company's programs to Viking. Under the terms of the MLA, no consideration was exchanged upon execution, but rather Viking agreed to issue shares of Viking common stock with an aggregate value of approximately $29.2 million upon consummation of Viking's IPO. As part of this transaction, the Company also extended a $2.5 million convertible loan to Viking under a LSA. As a result of these transactions, the Company determined it held a variable interest in Viking. The Company considered certain criteria in the accounting guidance for VIEs, and determined that Viking was a VIE and Ligand was the primary beneficiary of Viking. As a result, the Company consolidated Viking on its financial statements from May 2014 through May 2015, the effective date of Viking's IPO. The Company recorded 100% of the losses incurred as net loss attributable to noncontrolling interest because it was the primary beneficiary with no equity interest in the VIE.

In May 2015, Viking completed the Viking IPO and issued the Company approximately 3.7 million shares of Viking common stock with an aggregate value of $29.2 million based on the IPO price of $8.00 per share. In connection with the Viking IPO, the Company purchased 1.1 million shares of Viking common stock for an aggregate price of $9.0 million at the initial public offering price. Upon completion of Viking’s IPO, the Company determined that Viking was no longer a VIE and the Company did not have any other element of control that would require consolidation of Viking. In May 2015, the Company deconsolidated Viking and began to account for its equity investment in Viking under the equity method. The Company owned an aggregate of 49.4% of the outstanding common stock of Viking at March 31, 2016.

In January 2016, the Company entered into an amendment to the LSA with Viking to extend the maturity of the convertible loan to May 2017, reduce the interest rate from 5.0% to 2.5%, and extend the lock up period by one year such that the Company may not sell, transfer, or dispose of any Viking securities prior to January 2017. Additionally, upon the consummation of a subsequent capital financing transaction, Viking will be required to repay $1.5 million of the Viking Note obligation to the Company, with at least $0.3 million to be paid in cash and the remaining amount to be paid in the form and at the price of the Viking equity securities sold in the financing transaction. Upon maturity or further payments, the Company may elect to receive equity of Viking common stock or cash equal to 200% of the principal amount plus accrued and unpaid interest. The Company has opted to account for the Viking convertible note receivable at fair value. As of March 31, 2016, the aggregate fair market value of the note receivable was $4.8 million. For the three months ended March 31, 2016, the Company recorded a $15,000 decrease in the fair value of the Viking convertible note. See Note 2, Fair Value Measurements for additional details.

5. Lease Obligations

The Company leases office and laboratory facilities in California, Kansas and New Jersey. These leases expire between 2016 and 2023, some of which are subject to annual rent increases which range from 3.0% to 3.5%. The Company currently subleases office and laboratory space in California and New Jersey. The following table provides a summary of operating lease obligations and payments expected to be received from sublease agreements as of March 31, 2016 (in thousands):

Operating lease obligations:	Lease Termination Date	Less than 1 year	1-2 years	3-4 years	Thereafter	Total
Corporate headquarters- La Jolla, CA	June 2019	$704	$1,465	$187	$—	$2,356
Corporate headquarters-San Diego, CA	April 2023	52	261	277	306	896
Bioscience and Technology Business Center- Lawrence, KS	December 2017	54	41	—	—	95
Vacated office and research facility- Cranbury, NJ	August 2016	1,089	—	—	—	1,089
Total operating lease obligations		$1,899	$1,767	$464	$306	$4,436

Sublease payments expected to be received:
Corporate headquarters- La Jolla, CA	June 2019	$443	$920	$116	$—	$1,479
Office and research facility- Cranbury, NJ	August 2016	88	—	—	—	88
Net operating lease obligations		$1,368	$847	$348	$306	$2,869

As of March 31, 2016 and December 31, 2015, the Company had lease exit obligations of $0.6 million and $0.9 million, respectively. For the three months ended March 31, 2016 and 2015, the Company made cash payments, net of sublease payments received of $0.6 million and $0.9 million, respectively. The Company recognized adjustments for accretion and changes in leasing assumptions of $0.2 million for the three months ended March 31, 2016 and 2015.

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

In accordance with accounting guidance for debt related to conversion and other options, the Company separately accounted for the debt and equity components of the 2019 Convertible Senior Notes by allocating the $245.0 million total proceeds between the debt component and the embedded conversion option, or equity component, due to Ligand's ability to settle the 2019 Convertible Senior Notes in cash for the principal portion and to settle any premium in cash or common stock, at the Company's election. The debt allocation was performed in a manner that reflected the Company's non-convertible borrowing rate for similar debt of 5.83% derived from independent valuation analysis. The initial debt value of $192.5 million accretes at 5.83% to reach $245.0 million at the maturity date. The equity component of the 2019 Convertible Senior Notes was recognized as a debt discount and represents the difference between the $245.0 million proceeds at issuance of the 2019 Convertible Senior Notes and the fair value of the debt allocation on their respective issuance dates. The debt discount is amortized to interest expense using the effective interest method over the expected life of a similar liability without an equity component. The notes will have a dilutive effect to the extent the average market price per share of common stock for a given reporting period exceeds the conversion price of $75.05. As of March 31, 2016, the “if-converted value” exceeded the principal amount of the 2019 Convertible Senior Notes by $97.6 million.

In connection with the issuance of the 2019 Convertible Senior Notes, the Company incurred $5.7 million of issuance costs, which primarily consisted of underwriting, legal and other professional fees. The portions of these costs allocated to the equity components totaling $1.2 million were recorded as a reduction to additional paid-in capital. The portions of these costs allocated to the liability components totaling $4.5 million are recorded net of the liability component on the balance sheet beginning in 2016 in accordance with ASU 2015-03, Interest-Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs.  The portions allocated to the liability components are amortized to interest expense using the effective interest method over the expected life of the 2019 Convertible Senior Notes.

The Company determined the expected life of the debt discount for the 2019 Convertible Senior Notes to be equal to the original five-year term of the notes. The carrying value of the equity component related to the 2019 Convertible Senior Notes as of March 31, 2016 and December 31, 2015, net of issuance costs, was $51.3 million.

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

Concurrently with the convertible bond hedge transactions, the Company entered into warrant transactions whereby it sold warrants to acquire, approximately 3,264,643 shares of common stock with an exercise price of approximately $125.08 per share, subject to certain adjustments. The warrants have various expiration dates ranging from November 13, 2019 to April 22, 2020. The warrants will have a dilutive effect to the extent the market price per share of common stock exceeds the applicable exercise price of the warrants, as measured under the terms of the warrant transactions. The Company received $11.6 million for these warrants and recorded this amount to additional paid-in capital. The common stock issuable upon exercise of the warrants will be in unregistered shares, and the Company does not have the obligation and does not intend to file any registration statement with the SEC registering the issuance of the shares under the warrants.

The carrying values and the fixed contractual coupon rates of the Company's financing arrangements as of March 31, 2016 and December 31, 2015 were as follows (in thousands):

	March 31, 2016	December 31, 2015
2019 Convertible Senior Notes
Principal amount outstanding	$245,000	$245,000
Unamortized discount	(37,169)	(39,628)
Net carrying amount	207,831	205,372
Less: Unamortized deferred financing costs	3,178	3,387
Total notes payable	$204,653	$201,985

7. Income Tax

The Company's income tax provision from continuing operations for the three months ended March 31, 2016 was $3.7 million, or $0.17 per diluted share. The Company's income tax provision from discontinued operations for the three months ended March 31, 2016 was $0.4 million, or $0.02 per diluted share. The Company's income tax provision from continuing operations for the three months ended March 31, 2015 was $15,000, or $0.00 per diluted share.

The Company estimates its annual effective income tax rate for continuing operations to be approximately 39.4% for 2016, compared to the 1.9% effective income tax rate for 2015. The estimated effective tax rate for 2016 is different from the federal statutory rate primarily as a result of significant permanent book-to-tax differences and state taxes. The permanent differences include non-taxable contingent consideration income (expense) recorded related to the change in market value of contingent liabilities. Any significant contingent consideration expense or income will result in a significantly higher or lower effective tax rate because contingent consideration expense is largely not deductible for tax purposes and contingent consideration income is not taxable. Other permanent differences between financial statement income and taxable income relate to items such as stock compensation, meals and entertainment charges, and compensation of officers. The primary difference in the estimated effective tax rate in 2016 compared to 2015 relates to the release of the Company’s valuation allowance in 2015. Our estimated annual effective tax rate for the three months ended March 31, 2015 is primarily attributable to an increase in our deferred tax liability associated with the tax amortization of acquired indefinite lived IPR&D intangible assets.

The Company maintains a valuation allowance in the amount of $8.9 million against certain U.S. state NOLs, federal NOLs arising from Pre-ASC 718 excess stock compensation benefits and federal research and development tax credits. Each reporting period, the Company evaluates the need for a valuation allowance on our deferred tax assets by jurisdiction and adjusts our estimates as more information becomes available. The Company will reassess the ability to realize the deferred tax assets on a quarterly basis. If it is more likely than not that it will not realize the recognized deferred tax assets, then all or a portion of the valuation allowance may need to be re-established, which would result in a charge to tax expense. Conversely if new events indicate that it is more likely than not that we will realize additional deferred tax assets, then all or a portion of the remaining valuation allowance may be released, which would result in a tax benefit.

As of March 31, 2016, the Company had unrecognized tax benefits of approximately $6.1 million related to uncertain tax positions that, if recognized, would result in adjustments to the related deferred tax assets and reduce our annual effective tax rate, subject to the remaining valuation allowance.

The Company files income tax returns in the U.S. and in various state jurisdictions with varying statutes of limitations. The Company is no longer subject to income tax examination by tax authorities for years prior to 2011; however, its net operating loss and research credit carry-forwards arising prior to that year are subject to adjustment. It is the Company's policy to recognize interest expense and penalties related to income tax matters as a component of income tax expense.  As of March 31, 2016, there was no material accrued interest related to uncertain tax positions.

8. Stockholders’ Equity

The Company grants options and awards to employees and non-employee directors pursuant to a stockholder approved stock incentive plan, which is described in further detail in Note 8, Stockholders' Equity, of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

The following is a summary of the Company’s stock option and restricted stock activity and related information:

	Stock Options		Restricted Stock Award
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Grant Date Fair Value
Balance as of December 31, 2015	1,683,341	$34.23	130,749	$60.36
Granted	241,015	88.84	229,847	94.76
Exercised	(44,029)	23.00	(34,649)	52.18
Balance as of March 31, 2016	1,880,327	41.50	325,947	72.88

Net cash received from options exercised during the three months ended March 31, 2016 and 2015 was approximately $1.0 million and $0.8 million, respectively. Tax deductions for stock options and restricted stock which have exceeded stock based compensation expense in previous years have not been recognized by the Company. The Company will monitor the utilization of the net operating losses and recognize the excess tax deduction when that deduction reduces taxes payable.

As of March 31, 2016, 42,000 shares were available for future option grants or direct issuance under the Company's 2002 Stock Incentive Plan, as amended.

Employee Stock Purchase Plan

The Company's Amended ESPP allows participating employees to purchase up to 1,250 shares of Ligand common stock during each offering period, but in no event may a participant purchase more than 1,250 shares of common stock during any calendar year. The length of each offering period is six months, and employees are eligible to participate in the first offering period beginning after their hire date. This plan is described in further detail in Note 8, Stockholders' Equity, of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

There were no shares of common stock issued under the amended ESPP during the three months ended March 31, 2016 and 2015, respectively. As of March 31, 2016, 72,367 shares were available for future purchases under the Amended ESPP.

Issuance of common stock

In conjunction with the acquisition of OMT, the Company issued 793,070 shares of its common stock based on a 20-day volume-weighted average price of $107.66 of its common stock calculated three days prior to closing.

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

10. Subsequent events

Viking

On April 13, 2016, Viking closed its underwritten public offering of 7.5 million shares of common stock and warrants to purchase up to 7.5 million shares of its common stock at a price of $1.25 per share of its common stock and related warrants. The warrant has an exercise price of $1.50 per share, immediately exercisable and will expire on April 13, 2021. As part of this public offering, the Company purchased 560,000 shares of common stock and warrants to purchase 560,000 shares of Viking's common stock for a total purchase price of $0.7 million. The purchased shares of common stock and warrants are subject to the same terms as the shares issued in this offering. In addition, on April 13, 2016, pursuant to the terms of the amendment to the LSA that was entered in January 2016 between Ligand and Viking (see details in Note 4), Viking repaid $0.3 million of the convertible notes in cash, and issued the Company 960,000 shares of its common stock and warrants to purchase 960,000 shares of its common stock as repayment of $1.2 million of the convertible notes. The shares received as part of the repayment are subject to a lock-up period that ends on January 23, 2017 in accordance with the amended LSA. Our equity ownership of Viking decreased to approximately 38% after this public offering and the repayment of the convertible notes.

Sublease

In April 2016, the Company executed a sublease agreement for our current corporate headquarters facility in La Jolla, California. The sublease term will commence in May 2016 and expire in June 2019. The sublesee is obligated to pay a base rent of approximately $51,000 per month for the first twelve months and is subject to 3% annual increases through the sublease term.

CorMatrix

On May 3, 2016, the Company entered into an agreement to acquire certain economic rights of CorMatrix®. Pursuant to the Purchase Agreement, the Company paid $17.5 million in cash to acquire a portion of revenues (“synthetic royalties”) from CorMatrix’s existing marketed products and will have the right to receive potential future synthetic royalties from future marketed products, if any. Ligand is entitled to a minimum of $2.75 million of synthetic royalty annually. The synthetic royalty rate on the pipeline assets is a mid-single digit royalty. The agreement will terminate with respect to each of CorMatrix’s products upon the later of (i) May 3, 2026 and (ii) 10 years from the date of the first commercial sale of such product.
Relationships between the Parties

As previously disclosed in Ligand’s filings, Jason Aryeh is a director of both Ligand and CorMatrix. Mr. Aryeh beneficially owns equity of CorMatrix representing approximately .56% of CorMatrix’s outstanding equity. Mr. Aryeh recused himself from all of the board’s consideration of the Purchase Agreement, including any financial analysis, the terms of the Purchase Agreement and the vote to approve the Purchase Agreement and the related transactions. In addition, prior to the board’s consideration of the Purchase Agreement, Mr. David Knott, a member of Ligand’s board, disclosed to the board that he beneficially owns equity of CorMatrix representing approximately .47% of CorMatrix’s outstanding equity. All of the disinterested directors of Ligand approved the Purchase Agreement and related transactions with CorMatrix.

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

Overview

We are a biotechnology company with a business model based on developing or acquiring assets which generate royalty, milestone or other passive revenue for Ligand and using a lean corporate cost structure. By diversifying our portfolio of assets across numerous technology types, therapeutic areas, drug targets, and industry partners, we offer investors an opportunity for broad exposure to multiple pharmaceutical and biotechnology assets without the risk associated with developing only one or a limited number of drugs.  These therapies address the unmet medical needs of patients for a broad spectrum of diseases including thrombocytopenia, multiple myeloma, hepatitis, ventricular fibrilation, muscle wasting, Alzheimer’s disease, dyslipidemia, diabetes, anemia, asthma, FSGS, menopausal symptoms and osteoporosis. Our partners include several of the world’s leading pharmaceutical companies such as Novartis, Amgen, Merck, Pfizer, Baxter, and Eli Lilly.

Significant Developments

Recent Acquisitions

•
In May 2016, Ligand acquired the economic rights to multiple programs owned by CorMatrix. Ligand paid $17.5 million and in return will receive a portion of revenue (synthetic royalty) from CorMatrix’s existing marketed products and will have the right to receive future synthetic royalties from potential future products. CorMatrix’s products are medical devices that are designed to permit the development and regrowth of human tissue. This transaction will be immediately accretive to Ligand and represents Ligand’s entry into the field of medical devices.

•
In January 2016, Ligand acquired OMT, Inc. and its OmniAb™ platform for consideration valued at the time of the acquisition at approximately $178 million. OmniAb license agreements existing at the time of acquisition initially added 16 shots on goal, with the potential for additional compounds to be generated from these partnerships. Partners at the time of acquisition included Amgen, Celgene, Genmab, Janssen, Merck KGaA, Pfizer, Seattle Genetics, Five Prime, Symphogen and various other biotechnology and pharmaceutical companies.

Portfolio Program Progress

Promacta®/Revolade®

•
The European Commission approved Revolade® (eltrombopag), a Novartis product, for the treatment of pediatric (age 1 and above) chronic immune (idiopathic) thrombocytopenic purpura (ITP) patients who are refractory to other treatments (e.g., corticosteroids, immunoglobulins). The approval includes the use of tablets as well as a new oral suspension formulation of Revolade®, which is designed for younger children who may not be able to swallow tablets.

Kyprolis® (carfilzomib), an Amgen Product Utilizing Captisol

•
On January 21, 2016, Amgen announced that FDA approved Kyprolis® (carfilzomib) in combination with dexamethasone for the treatment of patients with relapsed or refractory multiple myeloma who have received one to three lines of therapy. The FDA also approved Kyprolis® as a single agent for the treatment of patients with relapsed or refractory multiple myeloma who have received one or more lines of therapy, converting to full approval the initial accelerated approval Kyprolis® received in July 2012 as a single agent.

•
On January 28, 2016, Amgen announced Health Canada approval of Kyprolis® (carfilzomib) in combination with lenalidomide and dexamethasone for the treatment of patients with relapsed multiple myeloma who have received one to three lines of therapy.

Additional Pipeline and Partner Developments

•
Spectrum Pharmaceuticals received FDA approval of EVOMELA™ (melphalan) for use as a high-dose conditioning treatment prior to hematopoietic progenitor (stem) cell transplantation in patients with multiple myeloma, and for the palliative treatment of patients with multiple myeloma for whom oral therapy is not appropriate.

•
Spectrum Pharmaceuticals announced that the FDA granted seven years of Orphan Drug Exclusivity for EVOMELA™ for use as a high-dose conditioning treatment prior to hematopoietic progenitor (stem) cell transplantation in patients with multiple myeloma.

•	Duavive® received EU pricing and was launched in Italy by Merck Sharp & Dohme, under license from Pfizer.

•	Alvogen Inc. received approval from the FDA for Captisol-enabled IV voriconazole.

•	Zydus Cadila announced the launch of Vivitra™, a biosimilar of trastuzumab, in India. Ligand gained rights to royalties on sales of Vivitra in the March 2013 Selexis royalty acquisition.

•	Lundbeck announced the FDA accepted the resubmission of the NDA for IV carbamazepine. An action letter is anticipated before the end of 2016.

•
Retrophin announced completion of enrollment in the Phase 2 DUET study of Sparsentan for the treatment of focal segmental glomerulosclerosis (FSGS). The DUET study exceeded its enrollment target of 100 patients, and top-line results are expected in the third quarter of 2016.

•	Sage Therapeutics presented data that expanded scientific, clinical and burden-of-illness data for SAGE-547 at the 68th American Academy of Neurology Annual Meeting.

•
Coherus BioSciences and Baxalta announced that CHS-0214, a proposed biosimilar of Enbrel® (etanercept) to which Ligand gained royalty rights in the March 2013 Selexis royalty acquisition, met its primary endpoint in a confirmatory, double-blind, randomized, controlled, two-part clinical study. This ongoing study is evaluating the efficacy and safety of CHS-0214 compared with Enbrel® in patients with moderate-to-severe rheumatoid arthritis that is inadequately controlled with methotrexate.

•
Viking Therapeutics highlighted positive data from a Phase 1b trial of VK2809 (TR Beta) in subjects with mild hypercholesterolemia at the 65th Annual Scientific Session and Expo of the American College of Cardiology.

•	Merrimack Pharmaceuticals presented data on MM-302, MM-141 and MM-151 at the 2016 American Association for Cancer Research Annual Meeting.

•
Opthea Limited announced that the primary objective of safety in the dose-escalation phase of its ongoing first-in-human clinical trial of OPT-302, a novel VEGF-C/D 'Trap' therapy for wet age-related macular degeneration, had been met.

•
Marinus Pharmaceuticals announced that the FDA granted Orphan Drug designation for ganaxolone IV for the treatment of status epilepticus. A Phase 1 clinical trial evaluating the safety, tolerability and pharmacokinetics of ganaxolone IV is expected to initiate in the first half of 2016.

•
Marinus Pharmaceuticals presented preclinical data of ganaxolone IV, which showed robust activity in the model. The data were presented during an oral and poster presentations at the 68th American Academy of Neurology Annual Meeting.

•	AVEO Oncology announced granting CANbridge Life Sciences worldwide rights, excluding the United States, Canada and Mexico, to AV-203, AVEO’s clinical-stage ErbB3 (HER3) inhibitory antibody candidate.

•	The journal Nature published an article highlighting the efficacy of Gilead’s GS-5734 against the Ebola virus in rhesus monkeys.

New Licensing Deals

•
Ligand announced a worldwide license agreement with Emergent BioSolutions that allows Emergent to use the OmniAb platform to discover fully human mono- and bispecific antibodies. Ligand is eligible to receive annual access payments, fees on patent filings, milestone payments and royalties on future net sales of any antibodies discovered under the license.

•
Ligand announced a worldwide license agreement with Tizona Therapeutics that allows Tizona to use the OmniAb platform to discover fully human mono- and bispecific antibodies. Ligand is eligible to receive annual access payments, fees on patent filings, milestone payments and royalties on future net sales of any antibodies discovered under the license.

•
Ligand announced a worldwide license agreement with ABBA Therapeutics that allows ABBA to use the OmniAb platform to discover fully human mono- and bispecific antibodies. Ligand is eligible to receive milestone payments and royalties on future net sales of any antibodies discovered under the license.

•
Ligand entered into a Clinical Use Agreement with XTL Biopharmaceuticals to supply Captisol for use in the formulation of its lead drug, hCDR1, for the treatment of systemic lupus erythematosus. Under the terms of the agreement, Ligand is eligible to receive milestones and revenue from clinical Captisol sales.

Internal Glucagon Receptor Antagonist (GRA) Program

•
Ligand scientists gave an oral presentation on GRA at ENDO 2016 and presented a poster at the Levine-Riggs Diabetes Research Symposium, which highlighted data from the Phase 1b trial demonstrating that GRA significantly reduced fasting and post-prandial glucose in subjects with type 2 diabetes.

The information in this report regarding certain third-party products and programs, including Promacta, a Novartis product and Kyprolis, an Amgen product, comes from information publicly released by the owners of such products and programs. Ligand is not responsible for, and has no role in, the development of such products or programs.

Results of Operations

Three months ended March 31, 2016 and 2015
Total revenues for the three months ended March 31, 2016 were $29.6 million compared to $14.6 million for the same period in 2015. We reported net income of $6.6 million for the three months ended March 31, 2016 compared to $0.8 million for the same period in 2015.

Royalty Revenue
Royalty revenues were $14.4 million for the three months ended March 31, 2016 compared to $10.3 million for the same period in 2015. The increase in royalty revenue is primarily due to an increase in Promacta and Kyprolis royalties.

Material Sales
We recorded material sales of $5.3 million for the three months ended March 31, 2016 compared to $3.7 million for the same period in 2015. The increase in material sales of $1.6 million for the three months ended March 31, 2016 is due to an increase in Captisol purchases for use in clinical trials and in commercialized products.

License fees, milestones and other revenue
We recorded license fees, milestones and other revenue of $9.9 million for the three months ended March 31, 2016 compared to $0.6 million for the same period in 2015. The increase of $9.3 million for the three months ended March 31, 2016 is primarily due to timing of significant milestones and upfront fees earned and the addition of the newly acquired OMT.

Cost of Sales
Cost of sales were $1.0 million for the three months ended March 31, 2016 compared to $1.1 million for the same period in 2015.

Amortization of intangibles
Amortization of intangible assets was $2.5 million for the three months ended March 31, 2016 compared to $0.6 million for the same period in 2015. The increase of $1.9 million is due to the acquisition of OMT and the related amortization of definite lived intangible assets.

Research and Development Expenses
Research and development expenses were $4.0 million for the three months ended March 31, 2016 compared to $3.4 million for the same period in 2015. The increase of $0.6 million for the three months ended March 31, 2016 is primarily due to stock based compensation expense.

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

General and Administrative Expenses
General and administrative expenses were $6.8 million for the three months ended March 31, 2016 compared to $6.0 million for the same period in 2015. The increase of $0.9 million for the three months ended March 31, 2016 is primarily due to an increase in stock-based compensation expense and an increase in headcount related expenses.

Lease Exit and Termination Costs
In September 2010, we ceased use of our facility located in Cranbury, New Jersey. As a result, during the three months ended September 30, 2010, we recorded lease exit costs of $9.7 million for costs related to the difference between the remaining lease obligations of the abandoned operating leases, which run through August 2016, and management’s estimate of potential future sublease income, discounted to present value. Actual future sublease income may differ materially from our estimate, which would result in us recording additional expense or reductions in expense. In addition, we wrote-off approximately $5.4 million of property and equipment related to the facility closure and recorded approximately $1.8 million of severance related costs. Lease exit and termination costs were $0.2 million for the three months ended March 31, 2016 compared to $0.2 million for the same period in 2015.

Interest Expense, net
Interest expense, net was $3.0 million for the three months ended March 31, 2016 compared to $3.0 million for the same period in 2015. The majority of interest expense and non-cash debt related costs are related to our 2019 Convertible Senior Notes.

Increase in Contingent Liabilities
We recorded an increase in contingent liabilities of $1.3 million for the three months ended March 31, 2016 compared to an increase of $3,000 for the same period in 2015. The increase for the three months ended March 31, 2016 primarily relates to an increase of $1.1 million in the liability for amounts potentially due to holders of CVRs associated with our Metabasis acquisition and is further impacted by an increase of $0.2 million in the liability for amounts potentially due to holders of CVRs related to our CyDex acquisition.

Income Tax Expense
We recorded income tax expense from continuing operations of $3.7 million for the three months ended March 31, 2016 compared to income tax expense of $15,000 for the same period in 2015. The income tax expense for the three months ended March 31, 2016 is based on the estimated annual effective tax rate of 39.7%.

Discontinued Operations

Oncology Product Line

In 2006, we entered into a purchase agreement with Eisai pursuant to which Eisai agreed to acquire our Oncology product line which included four marketed oncology drugs: ONTAK, Targretin capsules, Targretin gel and Panretin gel. Certain liabilities were recorded associated with the disposal of the product line. During the three months ended March 31, 2016 we recognized a $1.1 million gain due to subsequent changes in certain estimates and liabilities previously recorded.

Income Taxes from Discontinued Operations

We recorded a provision for income taxes related to discontinued operations for the three months ended March 31, 2016 of $0.4 million related to the gain recognized.

Liquidity and Capital Resources

We have financed our operations through offerings of our equity securities, borrowings from long-term debt, issuance of convertible notes, product sales and the subsequent sales of our commercial assets, royalties, collaborative research and development and other revenue, and capital and operating lease transactions.

We had net income of $6.6 million for the quarter ended March 31, 2016. As of March 31, 2016, our cash, cash equivalents and marketable securities totaled $113.2 million, and we had working capital of $120.8 million with net long-term convertible debt of $204.7 million. We believe that our currently available funds, cash generated from operations as well as existing sources of and access to financing will be sufficient to fund our anticipated operating, capital requirements and debt service requirement. We expect to build cash in future months as we continue to generate significant cash flow from royalty, license and milestone revenue and Captisol material sales primarily driven by continued increases in Promacta and Kyprolis sales, recent product approvals and regulatory developments, as well as revenue from anticipated new licenses and milestones. In addition, we anticipate that our liquidity needs can be met through other sources, including sales of marketable securities, borrowings through commercial paper and/or syndicated credit facilities and access to other domestic and foreign debt markets and equity markets.

While we believe in the viability of our strategy to generate sufficient operating cash flow and in our ability to raise additional funds, there can be no assurances to that effect.

Investments

We invest our excess cash principally in U.S. government debt securities, investment-grade corporate debt securities and certificates of deposit. We have established guidelines relative to diversification and maturities that maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates. Additionally, we own certain equity securities as a result of milestones and license fees received from licensees.

Borrowings and Other Liabilities

2019 Convertible Senior Notes

We have convertible debt outstanding as of March 31, 2016 related to our 2019 Convertible Senior Notes. In August 2014, we issued $245.0 million aggregate principal amount of convertible senior unsecured notes. The Notes are convertible into common stock upon satisfaction of certain conditions. Interest of 0.75% per year is payable semi-annually on August 15th and February 15th through the maturity of the notes in August 2019.

Repurchases of Common Stock
In September 2015, our Board of Directors authorized us to repurchase up to $200.0 million of our common stock from time to time over a period of up to three years. There were no repurchases during the three-month period ended March 31, 2016.
Contingent Liabilities

CyDex

In connection with the acquisition of CyDex in January 2011, we issued a series of CVRs and also assumed certain contingent liabilities. We may be required to make additional payments upon achievement of certain clinical and regulatory milestones to the CyDex shareholders and former license holders. In addition, we will pay CyDex shareholders, for each respective year through 2016, 20% of all CyDex-related revenue, but only to the extent that, and beginning only when, CyDex-related revenue for such year exceeds $15.0 million; plus an additional 10% of all CyDex-related revenue recognized during such year, but only to the extent that, and beginning only when aggregate CyDex-related revenue for such year exceeds $35.0 million. We have paid $23.4 million to the CyDex shareholders for revenue sharing payments under the terms of the CVR agreement. The estimated fair value of the contingent liabilities recorded as part of the CyDex acquisition at March 31, 2016 was $6.9 million, and as of December 31, 2015 was $9.5 million.

Metabasis

In connection with the acquisition of Metabasis in January 2010, we entered into four CVR agreements with Metabasis shareholders. The CVRs entitle the holders to cash payments upon the sale or licensing of certain assets and upon the achievement of specified milestones. We have paid $2.6 million to the CyDex shareholders for revenue sharing payments under the terms of the CVR agreement. The fair value of the liability at March 31, 2016 was $2.4 million, and as of December 31, 2015 was $4.0 million.
Leases and Off-Balance Sheet Arrangements

We lease our office and research facilities under operating lease arrangements with varying terms through November 2019. The agreements provide for increases in annual rents based on changes in the Consumer Price Index or fixed percentage increases ranging from 3.0% to 3.5%. We also sublease a portion of our facilities through leases which expire between 2015 and 2023. The sublease agreements provide for a 3% increase in annual rents. We had no off-balance sheet arrangements at March 31, 2016 and December 31, 2015.

Cash Flows

Operating Activities

Operating activities generated cash of $13.1 million for the nine months ended March 31, 2016, compared to $7.6 million for the same period in 2015.

The cash generated for the three months ended March 31, 2016 reflects net income of $6.6 million, adjusted by $16.3 million of non-cash items to reconcile net income to net cash generated from operations. These reconciling items primarily reflect stock-based compensation of $4.1 million, amortization of debt discount and issuance fees of $2.7 million, depreciation and amortization of $2.6 million, loss on equity investment in Viking of $1.6 million, realized gain on investments of $0.4 million, $1.3 million increase in the estimated fair value of contingent liabilities and deferred income taxes of $4.1 million. The cash generated during the three months ended March 31, 2016 is further impacted by changes in operating assets and liabilities due primarily to an increase in accounts receivable of $5.6 million, a decrease in accounts payable and accrued liabilities of $4.3 million and an increase in inventory of $0.9 million. Partially offsetting, cash generated for the period was impacted by a decrease in other current assets of $16,000.

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

Investing Activities

Investing activities used cash of $79.8 million for the three months ended March 31, 2016, compared to $2.8 million for the same period in 2015.

Cash used by investing activities during the three months ended March 31, 2016 primarily reflects the purchase of short-term investments of $49.9 million, payments to CVR holders and other contingency payments of $5.4 million, and cash paid to acquire OMT (net of cash acquired) of $92.9 million, partially offset by proceeds from sales and maturity of short-term investments of $20.3 million and $48.4 million respectively.

Cash used by investing activities during the three months ended March 31, 2015 primarily reflects payments to CVR holders and other contingency payments of $3.2 million, partially offset by proceeds from short-term investments of $0.5 million.

Financing Activities

Financing activities provided cash of $0.5 million for the three months ended March 31, 2016 and $0.8 million for the same period in 2014.

Cash provided by financing activities for the three months ended March 31, 2016 reflects $1.0 million of proceeds received from stock option exercises and our employee stock purchase plan, partially offset by $0.5 million purchase of common stock for net settlement of RSUs vested and released during the quarter.

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

Investment Portfolio Risk
At March 31, 2016, our investment portfolio included investments in available-for-sale equity securities of $81.9 million. These securities are subject to market risk and may decline in value based on market conditions.

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

The following is a summary description of some of the many risks we face in our business. You should carefully review these risks in evaluating our business, including the businesses of our subsidiaries. You should also consider the other information described in this report. The risk factors set forth below with an asterisk (*) next to the title are new risk factors or risk factors containing material changes from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC on February 26, 2016:

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

Generally, our success will depend on our ability and the ability of us and our partners to obtain and maintain patents and other intellectual property rights for our and their potential products both in the United States and in foreign countries.  Our patent position, like that of many biotechnology and pharmaceutical companies, is uncertain and involves complex legal and technical questions for which important legal principles are unresolved.  Even if we or our partners do obtain patents, such patents may not adequately protect the technology we own or have licensed.  For example, in January 2016, we received a paragraph IV certification from a subsidiary of Par advising us that it had filed an ANDA with the FDA seeking approval to market a generic version of Merck’s NOXAFIL-IV product.  The paragraph IV certification alleges that Merck’s U.S. Patent No. 9,023,790 related to NOXAFIL-IV and our U.S. Patent No. 8,410,077 related to Captisol, which we refer to as the ‘077 Patent, are invalid and/or will not be infringed by Par’s manufacture, use or sale of the product for which the ANDA was submitted.  If Par succeeds in receiving the ANDA, we could lose the revenues related to NOXAFIL-IV or the ability to enter into new licenses using our ‘077 Patent.  For additional information, see “Item 1. Legal Proceedings.”

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

Date:	May 9, 2016	By:	/s/ Matthew Korenberg
Matthew Korenberg
Vice President, Finance and Chief Financial Officer
Duly Authorized Officer and Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

10.1	Second Amendment to the Loan and Security Agreement, dated January 22, 2016 by and among the Company and Viking Therapeutics, Inc.
31.1	Certification by Principal Executive Officer, Pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Principal Financial Officer, Pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications by Principal Executive Officer and Principal Financial Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document