Form 10-Q
period 2016-06-30
LIGAND PHARMACEUTICALS INC
filed 2016-08-04
CIK 886163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________________________
FORM 10-Q
________________________________________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2016
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period From ______ to ______ .
Commission File Number: 001-33093
________________________________________________________________________________________
LIGAND PHARMACEUTICALS INCORPORATED
(Exact name of registrant as specified in its charter)
________________________________________________________________________________________

Delaware	77-0160744
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3911 Sorrento Valley Boulevard, Suite 110 San Diego, CA	92121 (Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 1, 2016, the registrant had 20,854,368 shares of common stock outstanding.

LIGAND PHARMACEUTICALS INCORPORATED
QUARTERLY REPORT

FORM 10-Q

GLOSSARY OF TERMS AND ABBREVIATIONS
Abbreviation	Definition
2019 Convertible Senior Notes	$245.0 million aggregate principal amount of convertible senior unsecured notes due 2019
Amgen	Amgen, Inc.
AOCI	Accumulated Other Comprehensive Income
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Company	Ligand Pharmaceuticals Incorporated, including subsidiaries
CorMatrix	CorMatrix Cardiovascular, Inc.
CVR	Contingent value right
CyDex	CyDex Pharmaceuticals, Inc.
Amended ESPP	Employee Stock Purchase Plan, as amended and restated
Eisai	Eisai Incorporated
EMA	European Medicines Agency
FASB	Financial Accounting Standards Board
FDA	Food and Drug Administration
FSGS	Focal segmental glomerulosclerosis
GAAP	Generally accepted accounting principles in the United States
IPO	Initial public offering
IPR&D	In-Process Research and Development
Ligand	Ligand Pharmaceuticals Incorporated, including subsidiaries
LSA	Loan and Security Agreement
Metabasis	Metabasis Therapeutics, Inc.
MLA	Master License Agreement
NOLs	Net Operating Losses
OMT	OMT, Inc. or Open Monoclonal Technology, Inc.
Par	Par Pharmaceuticals, Inc.
Pfizer	Pfizer Inc.
Retrophin	Retrophin Inc.
SEC	Securities and Exchange Commission
Selexis	Selexis, SA
TPE	Third-party evidence
VIE	Variable interest entity
Viking	Viking Therapeutics
Viking IPO	Viking's initial public offering
VSOE	Vendor-specific objective evidence

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
LIGAND PHARMACEUTICALS INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share data)

	June 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$61,350	$97,428
Short-term investments	45,603	102,791
Accounts receivable	9,966	6,170
Note receivable from Viking Therapeutics	3,207	4,782
Inventory	3,835	1,633
Other current assets	2,602	1,908
Total current assets	126,563	214,712
Deferred income taxes	161,076	216,564
Investment in Viking Therapeutics	18,733	29,728
Intangible assets, net	210,142	48,347
Goodwill	72,360	12,238
Commercial license rights, net	26,141	8,554
Property and equipment, net	1,181	372
Other assets	603	27
Total assets	$616,799	$530,542
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,336	$4,083
Accrued liabilities	4,951	5,397
Current contingent liabilities	5,337	10,414
Current lease exit obligations	239	934
2019 convertible senior notes, net	207,363	—
Other current liabilities	121	8
Total current liabilities	220,347	20,836
2019 convertible senior notes, net	—	201,985
Long-term contingent liabilities	4,138	3,033
Other long-term liabilities	398	297
Total liabilities	224,883	226,151
Commitments and Contingencies
Stockholders' equity:
Common stock, $0.001 par value; 33,333,333 shares authorized; 20,853,127 and 19,949,012 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	21	20
Additional paid-in capital	789,315	701,478
Accumulated other comprehensive income	3,745	4,903
Accumulated deficit	(401,165)	(402,010)
Total stockholders' equity attributable to Ligand Pharmaceuticals	391,916	304,391
Total liabilities and stockholders' equity	$616,799	$530,542
See accompanying notes.

LIGAND PHARMACEUTICALS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenues:
Royalties	$9,754	$6,606	$24,144	$16,893
Material sales	3,886	10,681	9,227	14,410
License fees, milestones and other revenues	5,881	1,131	15,798	1,717
Total revenues	19,521	18,418	49,169	33,020
Operating costs and expenses:
Cost of sales (1)	720	2,600	1,675	3,673
Amortization of intangibles	2,681	594	5,206	1,188
Research and development	4,507	3,416	8,508	6,784
General and administrative	6,863	7,225	13,691	13,219
Lease exit and termination costs	374	218	618	441
Total operating costs and expenses	15,145	14,053	29,698	25,305
Income from operations	4,376	4,365	19,471	7,715
Other (expense) income:
Interest expense, net	(3,051)	(2,969)	(6,055)	(5,945)
Increase in contingent liabilities	(332)	(7,274)	(1,638)	(7,277)
Gain on deconsolidation of Viking Therapeutics	—	28,190	—	28,190
Loss from Viking Therapeutics	(11,138)	(870)	(12,743)	(870)
Other income, net	501	850	892	404
Total other (expense) income, net	(14,020)	17,927	(19,544)	14,502
Income (loss) before income taxes	(9,644)	22,292	(73)	22,217
Income tax benefit (expense)	3,881	(265)	187	(279)
(Loss) income from operations	(5,763)	22,027	114	21,938
Discontinued operations:
Gain on sale of Oncology Product Line before income taxes	—	—	1,139	—
Income tax expense on discontinued operations	—	—	(408)	—
Income from discontinued operations	—	—	731	—
Net (loss) income including noncontrolling interests:	(5,763)	22,027	845	21,938
Less: Net loss attributable to noncontrolling interests	—	(1,537)	—	(2,380)
Net (loss) income	$(5,763)	$23,564	$845	$24,318
Per share amounts attributable to Ligand common shareholders:
Basic earnings (loss) per share data
(Loss) income from continuing operations	$(0.28)	$1.19	$0.01	$1.24
Income from discontinued operations	—	—	0.03	—
Net (loss) income	$(0.28)	$1.19	$0.04	$1.24

Diluted earnings per share data
(Loss) income from continuing operations	$(0.28)	$1.11	$0.01	$1.16
Income from discontinued operations	—	—	0.03	—
Net (loss) income	$(0.28)	$1.11	$0.04	$1.16

Shares used for computation (in thousands)
Basic	20,832	19,725	20,765	19,668
Diluted	20,832	21,276	22,615	20,953
(1) Excludes amortization of intangibles.
See accompanying notes.

LIGAND PHARMACEUTICALS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Net (loss) income:	$(5,763)	$23,564	$845	$24,318
Unrealized net gain (loss) on available-for-sale securities, net of tax	539	3,230	(559)	7,844
Less: Reclassification of net realized gains included in net (loss) income, net of tax	(364)	(1,300)	(600)	(1,533)
Comprehensive income (loss)	$(5,588)	$25,494	$(314)	$30,629

See accompanying notes.

LIGAND PHARMACEUTICAL INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six months ended
	June 30,
	2016	2015
Operating activities
Net income including noncontrolling interests	$845	$21,938
Less: gain from discontinued operations	731	—
Income from continuing operations	114	21,938
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operating activities:
Non-cash change in estimated fair value of contingent liabilities	1,638	7,277
Realized gain on sale of short-term investment	(602)	(502)
Gain on write-off of assets	133	—
Depreciation and amortization	5,388	1,296
Amortization of discount on investments, net	331	(34)
Amortization of debt discount and issuance fees	5,378	5,058
Stock-based compensation	8,359	6,675
Deferred income taxes	187	268
Accretion of note payable	—	16
Gain on deconsolidation of Viking Therapeutics	—	(28,190)
Change in fair value of the Viking convertible debt receivable and warrants	(310)	—
Loss from Viking Therapeutics	12,743	870
Changes in operating assets and liabilities:
Accounts receivable	(3,791)	7,102
Inventory	(2,202)	(533)
Other current assets	(629)	(462)
Other long-term assets	(42)	(598)
Accounts payable and accrued liabilities	(3,323)	(3,107)
Restricted investments	—	661
Deferred revenue	113	(110)
Net cash provided by operating activities	23,485	17,625
Investing activities
Purchase of commercial license rights	(17,691)	(4,030)
Payments to CVR holders and other contingency payments	(5,635)	(3,663)
Purchases of property and equipment	(1,021)	(27)
Cash paid for acquisition, net of cash acquired	(92,504)	—
Purchase of short-term investments	(49,892)	(60,432)
Purchase of Viking common stock and warrants	(700)	(9,000)
Proceeds from sale of property and equipment	—	1
Proceeds received from repayment of Viking note receivable	300	—
Reduction of cash due to deconsolidation of Viking	—	(247)
Proceeds from sale of short-term investments	22,077	2,378
Proceeds from maturity of short-term investments	83,523	—
Net cash used in investing activities	(61,543)	(75,020)
Financing activities
Net proceeds from stock option exercises and ESPP	2,482	5,430
Purchase of common stock for RSU vesting	(502)	—
Net cash provided by financing activities	1,980	5,430
Net decrease in cash and cash equivalents	(36,078)	(51,965)
Cash and cash equivalents at beginning of period	97,428	160,203
Cash and cash equivalents at end of period	$61,350	$108,238

Supplemental disclosure of cash flow information
Interest paid	$919	$903
Taxes paid	36	13
Supplemental schedule of non-cash activity
Stock issued for acquisition, net of issuance cost	(77,615)	—
Stock and warrant received for repayment of Viking notes receiveable	1,200	—
Unrealized gain (loss) on AFS investments	(1,198)	7,844
See accompanying notes

LIGAND PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Significant Accounting Principles

Business

Ligand is a biopharmaceutical company with a business model that is based upon the concept of developing or acquiring royalty revenue generating assets and coupling them with a lean corporate cost structure. We operate in one business segment: development and licensing of biopharmaceutical assets.

Principles of Consolidation

The accompanying consolidated financial statements include Ligand and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Basis of Presentation

The Company’s accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations of the Company and its subsidiaries, have been included. Interim financial results are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the consolidated financial statements and notes therein included in the Company’s annual report on Form 10-K for the year ended December 31, 2015.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires the use of estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and the accompanying notes. Actual results may differ from those estimates.

Reclassifications

Certain reclassifications have been made to the previously issued balance sheet and statement of operations for the three and six months ended June 30, 2015 for comparability purposes. These reclassifications had no effect on the reported net income, stockholders' equity, and operating cash flows as previously reported.

Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted income (loss) per share is computed by dividing net income by the weighted-average number of common shares and common stock equivalents of all dilutive securities calculated using the treasury stock method and the if-converted method. The total number of potentially dilutive securities including stock options and warrants excluded from the computation of diluted income per share because their inclusion would have been anti-dilutive was 3.5 million for the period ended June 30, 2015. In loss periods, basic net loss per share and diluted net loss per share are identical since the effect of otherwise dilutive potential common shares is anti-dilutive and therefore excluded.

The following table presents the computation of basic and diluted net income (loss) per share for the periods indicated (in thousands, except per share amounts):

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Net (loss) income from continuing operations	$(5,763)	$23,564	$114	$24,318
Net income from discontinued operations	—	—	731	—
Net (loss) income	$(5,763)	$23,564	$845	$24,318

Shares used to compute basic income per share	20,831,809	19,725,410	20,765,053	19,668,183
Dilutive potential common shares:
Restricted stock	—	42,836	86,419	52,187
Stock options	—	1,044,926	785,921	1,001,147
2019 convertible senior notes	—	463,232	977,339	231,617
Shares used to compute diluted income per share	20,831,809	21,276,404	22,614,732	20,953,134

Basic per share amounts:
(Loss) income from continuing operations	$(0.28)	$1.19	$0.01	$1.24
Income from discontinued operations	—	—	0.03	—
Basic net (loss) income per share	$(0.28)	$1.19	$0.04	$1.24

Diluted per share amounts:
(Loss) income from continuing operations	$(0.28)	$1.11	$0.01	$1.16
Income from discontinued operations	—	—	0.03	—
Diluted net (loss) income per share	$(0.28)	$1.11	$0.04	$1.16

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

The following table summarizes the various investment categories at June 30, 2016 and December 31, 2015 (in thousands):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
June 30, 2016
Short-term investments
Bank deposits	$10,000	$28	$—	$10,028
Corporate bonds	23,210	174	(1)	23,383
Commercial paper	6,665	3	—	6,668
Asset backed securities	695	—	—	695
Corporate equity securities	1,700	3,129	—	4,829
	$42,270	$3,334	$(1)	$45,603
December 31, 2015
Short-term investments
Bank deposits	$43,043	$—	$(4)	$43,039
Corporate bonds	41,238	—	(35)	41,203
Commercial paper	1,747	—	—	1,747
Asset backed securities	10,020	—	(5)	10,015
Corporate equity securities	1,843	4,944	—	6,787
	$97,891	$4,944	$(44)	$102,791

Inventory

Inventory, which consists of finished goods, is stated at the lower of cost or market value. The Company determines cost using the first-in, first-out method. Inventory levels are analyzed periodically and written down to its net realizable value if it has become obsolete, has a cost basis in excess of its expected net realizable value or is in excess of expected requirements. There were no write downs related to obsolete inventory recorded for the three and six months ended June 30, 2016 and 2015.

Goodwill and Other Identifiable Intangible Assets

Goodwill and other identifiable intangible assets consist of the following (in thousands):

	June 30,	December 31,
	2016	2015
Indefinite lived intangible assets
Acquired IPR&D	$12,556	$12,556
Goodwill	72,360	12,238
Definite lived intangible assets
Complete technology	182,267	15,267
Less: Accumulated amortization	(8,161)	(3,762)
Trade name	2,642	2,642
Less: Accumulated amortization	(718)	(652)
Customer relationships	29,600	29,600
Less: Accumulated amortization	(8,044)	(7,304)
Total goodwill and other identifiable intangible assets, net	$282,502	$60,585

As Discussed in Note 2-Business Combination, on January 8, 2016, the Company completed its acquisition of OMT. As a result of the transaction, the Company recorded $167.0 million of intangibles with definite lives and goodwill of $60.1 million. Amortization of definite-lived intangible assets is computed using the straight-line method over the estimated useful life of the asset of 20 years. Amortization expense of $2.7 million and $5.2 million was recognized for the three and six months ended June 30, 2016, respectively. Amortization expense of $0.6 million and $1.2 million was recognized for the three and six months ended June 30, 2015, respectively.

The Company tests the carrying value of goodwill in accordance with accounting rules on impairment of goodwill, which require that the Company estimate the fair value of the reporting unit annually, or when impairment indicators exist, and compare such amounts to their respective carrying values to determine if an impairment is required. The Company performed its annual assessment for goodwill impairment for the year ended December 31, 2015, noting no impairment.

Commercial License Rights

Commercial License Rights consist of the following (in thousands):

	June 30,	December 31,
	2016	2015
CorMatrix	$17,692	$—
Selexis	8,602	8,602
	26,294	8,602
Less: accumulated amortization	(153)	(48)
Total commercial rights, net	$26,141	$8,554

Commercial license rights represent a portfolio of future milestone and royalty payment rights acquired from Selexis in April 2013 and April 2015 and CorMatrix in May 2016. Individual commercial license rights acquired are carried at allocated cost and approximate fair value. The carrying value of the license rights will be reduced on a pro-rata basis as revenue is realized over the term of the agreement. Declines in the fair value of individual license rights below their carrying value that are deemed to be other than temporary are reflected in earnings in the period such determination is made. As of June 30, 2016, management does not believe there have been any events or circumstances indicating that the carrying amount of its commercial license rights may not be recoverable.

Relationships between the CorMatrix Parties

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

Property and Equipment

Property and equipment is stated at cost and consists of the following (in thousands):

	June 30,	December 31,
	2016	2015
Lab and office equipment	$1,063	$2,248
Leasehold improvements	929	273
Computer equipment and software	692	632
	2,684	3,153
Less accumulated depreciation and amortization	(1,503)	(2,781)
Total property and equipment, net	$1,181	$372

Depreciation of equipment is computed using the straight-line method over the estimated useful lives of the assets, which range from three to ten years. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful lives or the related lease term. Depreciation expense of $0.1 million was recognized for each of the six months ended June 30, 2016 and 2015, which is included in operating expenses.

Other Current Assets

Other current assets consist of the following (in thousands):

	June 30,	December 31,
	2016	2015
Prepaid expenses	$2,122	$1,177
Other receivables	480	731
Total other current assets	$2,602	$1,908

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	June 30,	December 31,
	2016	2015
Compensation	$1,463	$1,711
Professional fees	828	726
Amounts owed to former licensees	852	915
Royalties owed to third parties	1,037	823
Other	771	1,222
Total accrued liabilities	$4,951	$5,397

Other Long-Term Liabilities

Other long-term liabilities consist of the following (in thousands):

	June 30,	December 31,
	2016	2015
Deposits	$42	$268
Deferred rent	326	—
Other	30	29
Total other long-term liabilities	$398	$297
Contingent Liabilities

In connection with the Company’s acquisition of CyDex in January 2011, the Company recorded a contingent liability, for amounts potentially due to holders of the CyDex CVRs and former license holders. The liability is periodically assessed based on events and circumstances related to the underlying milestones, royalties and material sales. Any change in fair value is recorded in the Company’s consolidated statement of operations. The carrying amount of the liability may fluctuate significantly and actual amounts paid under the CVR agreements may be materially different than the carrying amount of the liability. The fair value of the liability at June 30, 2016 and December 31, 2015 was $7.0 million and $9.5 million, respectively. The Company recorded a fair-value adjustment to increase the liability by $0.2 million and $0.5 million for the three and six months ended June 30, 2016, respectively. The Company recorded a fair-value adjustment to increase the liability by $1.0 million and $2.2 million for the three and six months ended June 30, 2015, respectively. The Company paid CyDex CVR holders $3.0 million and $3.2 million during the six months ended June 30, 2016 and 2015, respectively.

In connection with the Company’s acquisition of Metabasis in January 2010, the Company issued to Metabasis stockholders four tradable CVRs, one CVR from each of four respective series of CVR, for each Metabasis share. The CVRs will entitle Metabasis stockholders to potential cash payments as frequently as every six months as cash is received by the Company from proceeds from the sale or partnering of any of the Metabasis drug development programs, among other triggering events. The fair values of the CVRs are remeasured at each reporting date through the term of the related agreement. Any change in fair value is recorded in the Company’s consolidated statement of operations. The carrying amount of the liability may fluctuate significantly based upon quoted market prices and actual amounts paid under the agreements may be materially different than the carrying amount of the liability. The fair value of the liability was estimated to be $2.5 million and $4.0 million as of June 30, 2016 and December 31, 2015, respectively. The Company recorded an increase in the liability for Metabasis-related CVRs of $0.1 million and $1.2 million for the three and six months ended June 30, 2016. The Company recorded an increase of $6.4 million and $5.3 million for the three and six months ended June 30, 2015, respectively. The Company paid Metabasis CVR holders $2.6 million for the six months ended June 30, 2016. No payments were made to Metabasis CVR holders for the six months ended June 30, 2015.

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

Stock-Based Compensation

Stock-based compensation expense for awards to employees and non-employee directors is recognized on a straight-line basis over the vesting period until the last tranche vests. The following table summarizes stock-based compensation expense recorded as components of research and development expenses and general and administrative expenses for the periods indicated (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Stock-based compensation expense as a component of:
Research and development expenses	$1,682	$1,253	$3,267	$2,174
General and administrative expenses	2,558	2,507	5,092	4,501
	$4,240	$3,760	$8,359	$6,675

The fair-value for options that were awarded to employees and directors was estimated at the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions:

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Risk-free interest rate	1.7%	1.7%	1.5%	1.8%
Dividend yield	—	—	—	—
Expected volatility	49%	58%	50%	58%
Expected term	6.7	6.6	6.6	6.6
Forfeiture rate	5.0%	8.5%	5.0%	8.5%

Income Taxes

                Income taxes are accounted for under the liability method.  This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of differences between the tax basis of assets or liabilities and their carrying amounts in the consolidated financial statements. The Company provides a valuation allowance for deferred tax assets if it is more likely than not that these items will expire before it is able to realize their benefit. The Company calculates the valuation allowance in accordance with the authoritative guidance relating to income taxes under ASC 740, Income Taxes, which requires an assessment of both positive and negative evidence that is available regarding the reliability of these deferred tax assets, when measuring the need for a valuation allowance.   Developing the provision for income taxes requires significant judgment and expertise in federal and state income tax laws, regulations and strategies, including the determination of deferred tax assets and liabilities and, if necessary, any valuation allowances that may be required for deferred tax assets.  The Company's judgments and tax strategies are subject to audit by various taxing authorities.  While management believes the Company has provided adequately for its income tax liabilities in its consolidated financial statements, adverse determinations by these taxing authorities could have a material adverse effect on the Company's consolidated financial condition and results of operations.

Variable Interest Entities

The Company identifies an entity as a VIE if either: (1) the entity does not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) the entity's equity investors lack the essential characteristics of a controlling financial interest. The Company performs ongoing qualitative assessment of its VIEs to determine whether the Company has a controlling financial interest in any VIE and therefore is the primary beneficiary. If the Company is the primary beneficiary of a VIE, it consolidates the VIE under applicable accounting guidance. If the Company is no longer the primary of a VIE or the entity is no longer considered as a VIE as facts and circumstances change, it deconsolidates the entity under the applicable accounting guidance. In May 2015, the Company deconsolidated Viking, a previously reported VIE, and elected to record its investment in Viking under the equity method of accounting as Viking is no longer considered a VIE and the Company does not have voting control or other elements of control that would require consolidation. The investment is subsequently adjusted for the Company’s share of Viking's operating results and if applicable, cash contributions and distributions, which is reported on a separate line in our condensed consolidated statement of operations called “Loss from Viking Therapeutics”. On the condensed consolidated balance sheet, the Company reports its investment in Viking on a separate line in the non-current assets section called “Investment in Viking Therapeutics”. See Note 4, Investment in Viking Therapeutics, for additional details.

Convertible Debt

In August 2014, the Company completed a $245.0 million offering of 2019 Convertible Senior Notes, which bears interest at 0.75%. The Company accounts for the 2019 Convertible Senior Notes by separating the liability and equity components of the instrument in a manner that reflects the Company's nonconvertible debt borrowing rate. As a result, the Company assigned a value to the debt component of the 2019 Convertible Senior Notes equal to the estimated fair value of similar debt instruments without the conversion feature, which resulted in the Company recording the debt instrument at a discount. The Company is amortizing the debt discount over the life of the 2019 Convertible Senior Notes as additional non-cash interest expense utilizing the effective interest method.
Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance establishes a five-step model to achieve that core principle and also requires additional disclosures about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts. ASU 2014-09 is effective for interim and annual reporting periods beginning after December 15, 2017. Early application is permitted after December 15, 2016.

In March 2016, the FASB issued ASU 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies the implementation guidance on principal versus agent considerations, and ASU 2016-10, Identifying Performance Obligations and Licensing, which clarifies the identification of performance obligations and the licensing implementation guidance.

In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606) - Narrow-Scope Improvements and Practical Expedients, which clarifies guidance on assessing collectibility, presenting sales taxes and other similar taxes collected from customers, measuring noncash consideration, and certain transition matters. The Company is currently evaluating the effect the adoption of ASU 2014-09, ASU 2015-14, ASU 2016-08, ASU 2016-10, and ASU 2016-12 will have on the Company's financial statements.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments which requires that expected credit losses relating to financial assets measured on an amortized cost basis and available-for-sale debt securities be recorded through an allowance for credit losses. ASU 2016-13 limits the amount of credit losses to be recognized for available-for-sale debt securities to the amount by which carrying value exceeds fair value and also requires the reversal of previously recognized credit losses if fair value increases. The new standard will be effective for us on January 1, 2020. Early adoption will be available on January 1, 2019. We are currently evaluating the effect that the updated standard will have on our consolidated financial statements.

2. Business Combination

On January 8, 2016, the Company acquired substantially all of the assets and liabilities of OMT. OMT is a biotechnology company engaged in the genetic engineering of animals for the generation of human therapeutic antibodies through its OmniAb® technology, which currently offers three transgenic animal platforms for license, including OmniRat®, OmniMouse® and OmniFlic®. The transaction, which was accounted for as a business combination, initially added 16 partnerships to the Company's portfolio and provides the Company with opportunities for further licensing and collaborations in the area.

The aggregate acquisition consideration was $173.4 million, consisting of (in thousands):

Cash consideration	$96,006
Total share consideration:
Actual number of shares issued	790
Multiplied by: Ligand closing share price on January 8, 2016	$97.92
Total share consideration	77,373
Total consideration	$173,379

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
    The acquisition consideration was preliminarily allocated to the acquisition date fair values of acquired assets and assumed liabilities as follows (in thousands):

Cash and cash equivalents	$3,504
Accounts receivable	5
Income tax receivable	140
Prepaid expenses and other current assets	2
Deferred tax liabilities, net	(56,114)
Intangible asset with finite life - core technology	167,000
Liabilities assumed	(1,279)
Goodwill	60,121
Total consideration	$173,379

The fair value of the core technology, or OMT's OmniAb technology, was based on the discounted cash flow method that estimated the present value of a hypothetical royalty stream derived from the licensing of the OmniAb technology. These projected cash flows were discounted to present value using a discount rate of 15.5%. The fair value of the core technology is being amortized on a straight-line basis over the estimated useful life of 20 years.

The excess of the acquisition date consideration over the fair values assigned to the assets acquired and the liabilities assumed and recorded $60.1 million as goodwill, which is not deductible for tax purposes and is primarily attributable to OMT’s potential revenue growth from combining the OMT and Ligand businesses and workforce, as well as the benefits of access to different markets and customers.

The purchase price allocations were prepared on a preliminary basis and are subject to change as additional information becomes available concerning the fair value and tax basis of the assets acquired and liabilities assumed. Any measurement period adjustments to the OMT purchase price allocation will be made as soon as practicable but no later than one year from the date of acquisition.

The following table presents supplemental pro forma information for the three and six months ended June 30, 2016 and June 30, 2015, as if the acquisition of OMT had occurred on January 1, 2015 (in thousands except for EPS):

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenue	$21,997	$19,818	$51,645	$36,971
Net (loss) income	$(3,443)	$19,483	$3,165	$18,166

Basic (loss) income per share:	$(0.17)	$0.99	$0.15	$0.92
Diluted (loss) income per share:	$(0.17)	$0.92	$0.14	$0.87

The unaudited pro forma consolidated results include pro forma adjustments that assume the acquisition occurred on January 1, 2015. The primary adjustments include: (i) the $0.3 million and $0.6 million for the three and six months ended June 30, 2015, respectively, for share based compensation expenses related to the stock awards issued to the retained OMT employees after the acquisition, (ii) additional intangible amortization expense of  $2.1 million and $4.2 million was included in the three and six months ended June 30, 2015, respectively and (iii) a platform license fee of $3.0 million paid by OMT during the three and six months ended June 30, 2015. The license agreement was terminated upon acquisition by Ligand. The adjustments also include $2.5 million license revenue recognized by OMT from January 1, 2016 to the acquisition date. The unaudited pro forma consolidated results are not necessarily indicative of what our consolidated results of operations actually would have been had we completed the acquisition on January 1, 2015. In addition, the unaudited pro forma consolidated results do not purport to project the future results of operations of the combined company nor do they reflect the expected realization of any cost savings associated with the acquisition.

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
The following table provides a summary of the carrying value of assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2016 (in thousands). There were no transfers between Level 1 and Level 2 securities during the six months ended June 30, 2016:

Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Short-term investments (2)	$44,908	$4,829	$40,079	$—
Note receivable Viking (3)	3,207	—	—	3,207
Investment in warrants (4)	532	532	—	—
Total assets	$48,647	$5,361	$40,079	$3,207
Liabilities:
Current contingent liabilities-CyDex (5)	$5,337	$—	$—	$5,337
Long-term contingent liabilities-CyDex (5)	1,634	—	—	1,634
Long-term contingent liabilities-Metabasis (6)	2,504	—	2,504	—
Liability for amounts owed to former licensees(7)	611	611	—	—
Total liabilities	$10,086	$611	$2,504	$6,971

The following table provides a summary of the assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2015 (in thousands):

Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs *	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents (1)	$3,015	$—	$3,015	$—
Short-term investments (2)	92,775	6,786	85,989	—
Viking note receivable (3)	4,782	—	—	4,782
Total assets	$100,572	$6,786	$89,004	$4,782
Liabilities:
Current contingent liabilities-CyDex (5)	$7,812	$—	$—	$7,812
Current contingent liabilities-Metabasis (6)	2,602	—	2,602	—
Long-term contingent liabilities-Metabasis (6)	1,355	—	1,355	—
Long-term contingent liabilities-CyDex (5)	1,678	—	—	1,678
Liability for amounts owed to former licensees (7)	794	794	—	—
Total liabilities	$14,241	$794	$3,957	$9,490

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

(3)
The fair value of the convertible note receivable from Viking was determined using a probability weighted option pricing model using a lattice methodology. The fair value is subjective and is affected by certain significant input to the valuation model such as the estimated volatility of the common stock, which was estimated to be 50% at June 30, 2016. Changes in these assumptions may materially affect the fair value estimate.

(4)
Investment in warrants, which the Company received as a result of Viking’s partial repayment of the Viking note receivable and the Company’s purchase of Viking common stock and warrants in April 2016, are classified as level 1 as the fair value is determined using quoted market prices in active markets for the same securities.

(5)
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

(6)	The liability for CVRs for Metabasis are determined using quoted market prices in an inactive market for the underlying CVR.

(7)
The liability for amounts owed to former licensees are determined using quoted market prices in active markets for the underlying investment received from a partner, a portion of which is owed to former licensees.

The following table represents significant unobservable inputs used in determining the fair value of contingent liabilities assumed in the acquisition of CyDex:

	June 30, 2016	December 31, 2015
Range of annual revenue subject to revenue sharing (1)	$24.2 million	$22.5 million
Revenue volatility	25%	25%
Average probability of commercialization	82%	73%
Sales beta	0.30	0.40
Credit rating	BB	BB
Equity risk premium	6%	6%

(1)
Revenue subject to revenue sharing represent management’s estimate of the range of total annual revenue subject to revenue sharing (i.e. annual revenues in excess of $15 million) through December 31, 2016, which is the term of the CVR agreement.

A reconciliation of the level 3 financial instruments as of June 30, 2016 is as follows (in thousands):

Assets:
Fair value of level 3 financial instrument assets as of December 31, 2015	$4,782
Viking note receivable fair market value adjustment	(215)
Cash payment received as partial repayment of note receivable	(300)
Fair market value of stock received as partial repayment of note receivable	(1,060)
Fair value of level 3 financial instrument assets as of June 30, 2016	$3,207

Liabilities:
Fair value of level 3 financial instrument liabilities as of December 31, 2015	$9,490
Payments to CVR and other former license holders	(2,992)
Fair value adjustments to contingent liabilities	473
Fair value of level 3 financial instrument liabilities as of June 30, 2016	$6,971

Other Fair Value Measurements

2019 Convertible Senior Notes

In August 2014, the Company issued $245.0 million aggregate principal amount of its 2019 Convertible Senior Notes. The Company uses a quoted market rate in an inactive market, which is classified as a Level 2 input, to estimate the current fair value of its 2019 Convertible Senior Notes. The estimated fair value of the 2019 Senior Convertible Notes was $408.5 million as of June 30, 2016. The carrying value of the notes does not reflect the market rate. See Note 6 Financing Arrangements for additional information.

Viking Therapeutics

The Company records its investment in Viking under the equity method of accounting. The investment is subsequently adjusted for the Company’s share of Viking's operating results, and if applicable, cash contributions and distributions. See Note 4 Investment in Viking Therapeutics for additional information. The market value of the Company's investment in Viking was $7.9 million as of June 30, 2016. The carrying value of the investment in Viking does not reflect the market value.

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

In May 2015, Viking completed the Viking IPO and issued the Company approximately 3.7 million shares of Viking common stock with an aggregate value of $29.2 million based on the IPO price of $8.00 per share. In connection with the Viking IPO, the Company purchased 1.1 million shares of Viking common stock for an aggregate price of $9.0 million at the initial public offering price. Upon completion of Viking’s IPO, the Company determined that Viking was no longer a VIE and the Company did not have any other element of control that would require consolidation of Viking. In May 2015, the Company deconsolidated Viking and began to account for its equity investment in Viking under the equity method and records its proportional share of Viking gains and losses in Loss from Viking Therapeutics in the Company's consolidated statement of operations. The Company owned an aggregate of 32.7% of the outstanding common stock of Viking at June 30, 2016.

In January 2016, the Company entered into an amendment to the LSA with Viking to extend the maturity of the convertible loan to May 2017, reduce the interest rate from 5.0% to 2.5%, and extend the lock up period by one year such that the Company may not sell, transfer, or dispose of any Viking securities prior to January 23, 2017. Additionally, upon the consummation of a subsequent capital financing transaction, Viking will be required to repay $1.5 million of the Viking Note obligation to the Company, with at least $0.3 million to be paid in cash and the remaining amount to be paid in the form and at the price of the Viking equity securities sold in the financing transaction. Upon maturity or further payments, the Company may elect to receive equity of Viking common stock or cash equal to 200% of the principal amount plus accrued and unpaid interest. The Company has opted to account for the Viking convertible note receivable at fair value.

In April 2016, Viking closed its underwritten public offering of 7.5 million shares of common stock and warrants to purchase up to 7.5 million shares of its common stock at a price of $1.25 per share of its common stock and related warrants. The warrant has an exercise price of $1.50 per share, immediately exercisable and will expire on April 13, 2021. As part of this public offering, the Company purchased 560,000 shares of common stock and warrants to purchase 560,000 shares of Viking's common stock for a total purchase price of $0.7 million. The purchased shares of common stock and warrants are subject to the same terms as the shares issued in this offering. In addition, on April 13, 2016, pursuant to the terms of the amendment to the LSA that was entered in January 2016 between Ligand and Viking (see details in Note 4), Viking repaid $0.3 million of the convertible notes in cash, and issued the Company 960,000 shares of its common stock and warrants to purchase 960,000 shares of its common stock as repayment of $1.2 million of the convertible notes. The shares received as part of the repayment, like all Viking securities held by the Company, are subject to a lock-up period that ends on January 23, 2017 in accordance with the amended LSA. A gain of $0.5 million representing the fair market value of the warrants is included within other income for the quarter ended June 30, 2016. As of June 30, 2016, the aggregate fair market value of the note receivable was $3.2 million. The Company recorded a $0.2 million decrease in the fair value of the Viking convertible note for both the three and six months ended June 30, 2016. See Note 3, Fair Value Measurements for additional details.

The Company's ownership in Viking decreased to 32.7% after the public offering and the repayment of the convertible notes. Accordingly, the book value of the Company's equity method investment in Viking decreased by $10.0 million. The resulting net loss was recognized in Loss from Viking Therapeutics in the Company's consolidated statement of operations.

5. Lease Obligations

The Company leases office and laboratory facilities in California, Kansas and New Jersey. These leases expire between 2016 and 2023, some of which are subject to annual rent increases which range from 3.0% to 3.5%. The Company currently subleases office and laboratory space in California and New Jersey. The following table provides a summary of operating lease obligations and payments expected to be received from sublease agreements as of June 30, 2016 (in thousands):

Operating lease obligations:	Lease Termination Date	Less than 1 year	1-2 years	3-4 years	Thereafter	Total
Corporate headquarters-San Diego, CA	April 2023	$74	$263	$278	$270	$885
Vacated office and research facility- La Jolla, CA	June 2019	708	1,474	—	—	2,182
Bioscience and Technology Business Center- Lawrence, KS	December 2017	54	27	—	—	81
Vacated office and research facility- Cranbury, NJ	August 2016	436	—	—	—	436
Total operating lease obligations		$1,272	$1,764	$278	$270	$3,584

Sublease payments expected to be received:
Vacated office and research facility- La Jolla, CA	June 2019	$720	$1,400	$—	$—	$2,120
Office and research facility- Cranbury, NJ	August 2016	35	—	—	—	35
Net operating lease obligations		$517	$364	$278	$270	$1,429

As of June 30, 2016 and December 31, 2015, the Company had lease exit obligations of $0.2 million and $0.9 million, respectively. For the three and six months ended June 30, 2016, the Company made cash payments, net of sublease payments received of $0.6 million and $1.2 million, respectively. The Company recognized adjustments for accretion and changes in leasing assumptions of $0.3 million and $0.5 million for the three and six months ended June 30, 2016, respectively. For the three and six months ended June 30, 2015, the Company made cash payments, net of sublease payments received of $0.9 million and $1.9 million, respectively. The Company recognized adjustments for accretion and changes in leasing assumptions of $0.2 million and $0.4 million for the three and six months ended June 30, 2015, respectively.

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

As of June 30, 2016, the Company's last reported sale price has exceeded the 130% threshold described above and accordingly the Convertible Notes have been classified as a current liability as of June 30, 2016. The determination of whether or not the Convertible Notes are convertible as described above is made each quarter until maturity, conversion or repurchase. It is possible that the Convertible Notes may not be convertible in future periods, in which case the Convertible Notes would be classified as long-term debt, unless one of the other conversion events described above were to occur.

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

In accordance with accounting guidance for debt related to conversion and other options, the Company separately accounted for the debt and equity components of the 2019 Convertible Senior Notes by allocating the $245.0 million total proceeds between the debt component and the embedded conversion option, or equity component, due to Ligand's ability to settle the 2019 Convertible Senior Notes in cash for the principal portion and to settle any premium in cash or common stock, at the Company's election. The debt allocation was performed in a manner that reflected the Company's non-convertible borrowing rate for similar debt of 5.83% derived from independent valuation analysis. The initial debt value of $192.5 million accretes at 5.83% to reach $245.0 million at the maturity date. The equity component of the 2019 Convertible Senior Notes was recognized as a debt discount and represents the difference between the $245.0 million proceeds at issuance of the 2019 Convertible Senior Notes and the fair value of the debt allocation on their respective issuance dates. The debt discount is amortized to interest expense using the effective interest method over the expected life of a similar liability without an equity component. The notes will have a dilutive effect to the extent the average market price per share of common stock for a given reporting period exceeds the conversion price of $75.05. As of June 30, 2016, the “if-converted value” exceeded the principal amount of the 2019 Convertible Senior Notes by $136.6 million.

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

The Company determined the expected life of the debt discount for the 2019 Convertible Senior Notes to be equal to the original five-year term of the notes. The carrying value of the equity component related to the 2019 Convertible Senior Notes as of June 30, 2016 and December 31, 2015, net of issuance costs, was $51.3 million.

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

The carrying values and the fixed contractual coupon rates of the Company's financing arrangements as of June 30, 2016 and December 31, 2015 were as follows (in thousands):

	June 30, 2016	December 31, 2015
2019 Convertible Senior Notes
Principal amount outstanding	$245,000	$245,000
Unamortized discount	(34,673)	(39,628)
Net carrying amount	210,327	205,372
Less: Unamortized deferred financing costs	2,964	3,387
Total notes payable	$207,363	$201,985

7. Income Tax

The Company's income tax benefit from continuing operations for the three and six months ended June 30, 2016 was $3.9 million, or $0.19 per diluted share and $0.2 million or $0.01 per diluted share, respectively. The Company's income tax expense from discontinued operations for the six months ended June 30, 2016 was $0.4 million, or $0.02 per diluted share. The Company's income tax provision from continuing operations for both the three and six months ended June 30, 2015 was $0.3 million, or $0.01 per diluted share.

The Company estimates its annual effective income tax rate for continuing operations to be approximately 40.6% for 2016, compared to the 1.1% effective income tax rate for 2015. The estimated effective tax rate for 2016 is different from the federal statutory rate primarily as a result of significant permanent book-to-tax differences and state taxes. The permanent differences include non-taxable contingent consideration income (expense) recorded related to the change in market value of contingent liabilities. Any significant contingent consideration expense or income will result in a significantly higher or lower effective tax rate because contingent consideration expense is largely not deductible for tax purposes and contingent consideration income is not taxable. Other permanent differences between financial statement income and taxable income relate to items such as stock compensation, meals and entertainment charges, and compensation of officers. The primary difference in the estimated effective tax rate in 2016 compared to 2015 relates to the release of the Company’s valuation allowance in 2015. Our estimated annual effective tax rate for the six months ended June 30, 2015 is primarily attributable to an increase in our deferred tax liability associated with the tax amortization of acquired indefinite lived IPR&D intangible assets.

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

As of June 30, 2016, the Company had unrecognized tax benefits of approximately $6.4 million related to uncertain tax positions that, if recognized, would result in adjustments to the related deferred tax assets and reduce our annual effective tax rate, subject to the remaining valuation allowance.

The Company files income tax returns in the U.S. and in various state jurisdictions with varying statutes of limitations. The Company is no longer subject to income tax examination by tax authorities for years prior to 2011; however, its net operating loss and research credit carry-forwards arising prior to that year are subject to adjustment. It is the Company's policy to recognize interest expense and penalties related to income tax matters as a component of income tax expense.  As of June 30, 2016, there was no material accrued interest related to uncertain tax positions.

8. Stockholders’ Equity

The Company grants options and awards to employees and non-employee directors pursuant to a stockholder approved stock incentive plan, which is described in further detail in Note 8, Stockholders' Equity, of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

The following is a summary of the Company’s stock option and restricted stock activity and related information:

	Stock Options		Restricted Stock Award
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Grant Date Fair Value
Balance as of December 31, 2015	1,683,341	$34.23	130,749	$60.36
Granted	254,989	90.51	233,955	94.76
Exercised	(77,243)	30.73	(41,833)	52.18
Forfeited	(24,282)	61.99	(1,850)	71.48
Balance as of June 30, 2016	1,836,805	$41.83	321,021	$73.13

Net cash received from options exercised during the six months ended June 30, 2016 and 2015 was approximately $2.4 million and $5.3 million, respectively. Tax deductions for stock options and restricted stock which have exceeded stock based compensation expense in previous years have not been recognized by the Company. The Company will monitor the utilization of the net operating losses and recognize the excess tax deduction when that deduction reduces taxes payable.

As of June 30, 2016, 948,729 shares were available for future option grants or direct issuance under the Company's 2002 Stock Incentive Plan, as amended.

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

There were 1,241 shares of common stock issued under the amended ESPP during the six months ended June 30, 2016. There were no shares of common stock issued under the amended ESPP plan during the six months ended June 30, 2015. As of June 30, 2016, 71,126 shares were available for future purchases under the Amended ESPP.

Issuance of common stock

In conjunction with the acquisition of OMT, the Company issued 790,163 shares of its common stock based on a 20-day volume-weighted average price of $107.66 of its common stock calculated three days prior to closing.

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

Paragraph IV Certification by Par Pharmaceuticals

On January 7, 2016, the Company received a paragraph IV certification from Par Sterile Products, LLC, a subsidiary of Par Pharmaceuticals, Inc., or Par, advising us that it had filed an ANDA with the FDA seeking approval to market a generic version of Merck’s NOXAFIL-IV product.  The paragraph IV certification states it is Par’s position that Merck’s U.S. Patent No. 9,023,790 related to NOXAFIL-IV and the Company's U.S. Patent No. 8,410,077 related to Captisol are invalid and/or will not be infringed by Par’s manufacture, use or sale of the product for which the ANDA was submitted.  On February 19, 2016, Merck filed an action against Par in the United States District Court for the District of New Jersey, asserting that Par’s manufacture, use or sale of the product for which the ANDA was submitted would infringe Merck’s U.S. Patent No. 9,023,790.  Subsequently, U.S. Patent No. 9,358,297 issued to Merck, Merck listed this patent in the Orange Book, Par amended its ANDA to include a certification that this patent was invalid, unenforceable and/or will not be infringed by Par’s ANDA product, and Par sent a supplemental Notice Letter to Merck.  On July 29, 2016, Merck filed an Amended Complaint adding an assertion that Par’s ANDA filing infringed U.S. Patent No. 9,358,297.  The case against Par is captioned Merck Sharpe & Dohme Corp. v. Par Sterile Products, LLC, Par Pharmaceuticals, Inc., Par Pharmaceutical Companies, Inc., and Par Pharmaceutical Holdings, Inc., No.16-cv-00948-PGS-DEA.

10. Subsequent Event

On July 28, 2016 the Company acquired less than 20% ownership interest in Nucorion, Inc., an early stage company leveraging Ligand's Liver Targeting Prodrug technology focused on developing anti-cancer and anti-viral agents initially directed to China, for $1.0 million in cash.

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

Significant Developments

Portfolio Program Progress

Promacta®/Revolade®

•
Novartis announced Q2 2016 net sales of Promacta® (eltrombopag) of $158 million, a $27 million or 21% increase over Q1 2016. This is the largest quarter-over-quarter increase in net sales in the product’s history and comes one year after Novartis’s acquisition of the product from GSK in early 2015.

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

Kyprolis® (carfilzomib), an Amgen Product Utilizing Captisol

•
On July 3, 2016, Amgen announced that the European Commission approved an expanded indication for Kyprolis® (carfilzomib), to be used in combination with dexamethasone alone, for adult patients with multiple myeloma who have received at least one prior therapy.

•	On July 4, 2016, Ono Pharmaceuticals, holder of Kyprolis® (carfilzomib) marketing rights in Japan, announced approval in Japan for treatment of patients with relapsed or refractory multiple myeloma.

•
On May 26, 2016, Amgen announced that the Kyprolis Global Economic Model (K-GEM) was published in the Journal of Medical Economics showing that in the United States, Kyprolis® (carfilzomib) in combination with lenalidomide and dexamethasone is cost-effective compared with lenalidomide and dexamethasone alone in patients with relapsed or refractory multiple myeloma and demonstrated an incremental cost-effectiveness ratio of $107,250 per Quality-Adjusted Life Year.

Additional Pipeline and Partner Developments

•
Spectrum Pharmaceuticals announced that the FDA granted seven years of Orphan Drug Exclusivity for EVOMELA™ for use as a high-dose conditioning treatment prior to hematopoietic progenitor (stem) cell transplantation in patients with multiple myeloma.

•
Coherus BioSciences announced data demonstrating the equivalence of its etanercept biosimilar (CHS-0214) to Enbrel® (etanercept), the reference product, with respect to efficacy as measured by the primary endpoint, ACR20 at 24 weeks.

•
Sage Therapeutics presented data that expanded scientific, clinical and burden-of-illness data for SAGE-547 at the 68th American Academy of Neurology Annual Meeting. Data from the open-label Phase 1/2 trial of SAGE-547 in super-refractory status epilepticus (SRSE) demonstrated that the 77% key efficacy endpoint response rate was not related to age, gender, ethnicity, co-morbid medical condition or underlying antiepileptic or third-line agents. Additional data presented illustrated that SRSE has a high burden of illness with significant morbidity, lengthy hospitalizations and significant utilization of ICU and overall hospital resources.

•
Oncobiologics announced that its Phase 3 clinical plan for ONS-3010 (Humira® biosimilar) received the first of its European Union clinical trial authorization approvals, including in the United Kingdom, Germany and Spain, for the biosimilarity study portion of the Phase 3 clinical program.

•
Viking Therapeutics highlighted positive data from a Phase 1b trial of VK2809 (TR Beta) in subjects with mild hypercholesterolemia at the 65th Annual Scientific Session and Expo of the American College of Cardiology.

•
Viking Therapeutics announced positive top-line results from a proof-of-concept study of VK0214 in a mouse model of X-linked adrenoleukodystrophy (X-ALD), showing that VK0214 rapidly reduced plasma very long chain fatty acid levels by more than 25% in treated animals compared with vehicle controls (p < 0.01).

•
Merrimack Pharmaceuticals announced that the FDA granted seribantumab (MM-121) Fast Track designation for development in patients with heregulin-positive, locally advanced or metastatic non-small cell lung cancer (NSCLC) whose disease has progressed following immunotherapy.

•
Merrimack Pharmaceuticals announced initiation of a Phase 1 study of MM-151 in combination with ONIVYDE® plus fluorouracil (5-FU) and Leucovorin in patients with RAS wild-type metastatic colorectal cancer, as well as the initiation of a biomarker-selected, multi-arm Phase 1 study for MM-151/MM-121 in metastatic colorectal, NSCLC and head and neck cancer that uses a combination of genetic and nongenetic biomarkers to match patients to appropriate novel combinations of investigational drug regimens based on their cancer's molecular signature.

•	Millennium/Takeda highlighted Phase 1b data on pevonedistat + chemotherapy at the 2016 ASCO meeting.

•
Opthea announced that the Phase 1 dose-escalation study of OPT-302 met its primary objective demonstrating safety and tolerability as monotherapy and in combination with the current wet AMD standard of care Lucentis®. Opthea is currently recruiting patients for its Phase 2a dose-expansion trial and expects data by the end of 2016.

•	Upsher-Smith announced that it commenced the first clinical study of its CXCR4 antagonist USL311 in patients with advanced solid tumors, triggering a $500,000 milestone payment to Ligand.

•
Marinus Pharmaceuticals announced that the FDA granted Orphan Drug designation to ganaxalone IV for the treatment of status epilepticus and that the company dosed the first subject in its Phase 1 clinical trial for the program.

•	An OmniAb licensee broadened its access to the platform by adding OmniFlic. Prior to the option exercise, this licensee’s access to the OmniAb technology was limited to OmniRat.

•	Wuxi out-licensed China rights to an undisclosed IND-ready antibody it discovered with the OmniAb platform and its sub-licensee will be responsible for all future costs related to the program.

•	Eli Lilly added a drug candidate to its Captisol® platform license and supply agreement, first entered into in December of 2011.

New Licensing Deals

•
Ligand announced a license agreement for its LTP technology with Nucorion Pharmaceuticals, a venture-funded biotechnology company focused on developing anti-cancer and anti-viral agents initially directed to China, of which Ligand is a minority shareholder. Three initial programs fall under the license: NUC-202, a targeted anti-cancer analog for the treatment of hepatocellular carcinoma; NUC-404, a targeted nucleotide analog for the treatment of hepatitis B; and NUC-101, a targeted nucleotide analog for the treatment of hepatitis C. Ligand is eligible to receive milestones in addition to royalties ranging from 5% to 9% on future net sales of any approved program.

•
Ligand announced a worldwide license agreement with Gilead Sciences that allows Gilead to use the OmniAb platform to discover fully human mono- and bispecific antibodies. Ligand is eligible to receive annual access payments, milestone payments and royalties on future net sales of any antibodies discovered under the license.

•
Ligand entered a worldwide license agreement with F-Star Biotechnology Limited that allows F-Star to use the OmniAb platform to discover fully human mono- and bispecific antibodies. Ligand is eligible to receive annual access payments, milestone payments and royalties on future net sales of any antibodies discovered under the license.

Internal Glucagon Receptor Antagonist (GRA) Program

•
Ligand scientists gave an oral presentation on GRA at ENDO 2016 and presented a poster at the Levine-Riggs Diabetes Research Symposium, which highlighted data from the Phase 1b trial demonstrating that GRA significantly reduced fasting and post-prandial glucose in subjects with type 2 diabetes. Ligand expects to initiate a Phase 2 trial for the program in Q3 2016.

Recent Acquisitions

•
In May 2016, Ligand acquired economic rights to multiple programs owned by CorMatrix. Ligand paid $17.5 million to receive a portion of revenue from CorMatrix’s existing marketed products and will have the right to receive future royalties from potential future products.

Results of Operations

Three and six months ended June 30, 2016 and 2015
Total revenues for the three and six months ended June 30, 2016 were $19.5 million and $49.2 million, respectively, compared to $18.4 million and $33.0 million, respectively for the same periods in 2015. We reported a net loss of $5.8 million and net income of $0.8 million for the three and six months ended June 30, 2016, respectively, compared to net income of $23.6 million and $24.3 million, respectively, for the same periods in 2015.

Royalty Revenue
Royalty revenues were $9.8 million and $24.1 million for the three and six months ended June 30, 2016, respectively, compared to $6.6 million and $16.9 million, respectively, for the same periods in 2015. The increase in royalty revenue is primarily due to an increase in Promacta and Kyprolis royalties.

Material Sales
We recorded material sales of $3.9 million and $9.2 million, respectively, for the three and six months ended June 30, 2016 compared to $10.7 million and $14.4 million, respectively, for the same periods in 2015. The decrease in material sales of for the three and six months ended June 30, 2016 is due to timing of customer purchases of Captisol for use in clinical trials and in commercialized products.

License fees, milestones and other revenue
We recorded license fees, milestones and other revenue of $5.9 million and $15.8 million for the three and six months ended June 30, 2016, respectively, compared to $1.1 million and $1.7 million for the same periods in 2015, respectively. The increase for the three and six months ended June 30, 2016 is primarily due to timing of significant milestones and upfront fees earned and revenues from OmniAb partners.

Cost of Sales
Cost of sales were $0.7 million and $1.7 million for the three and six months ended June 30, 2016, respectively, compared to $2.6 million and $3.7 million for the same periods in 2015, respectively. The decrease is primarily due to lower material sales as a result of timing of customer purchases and lower overall cost of goods.

Amortization of intangibles
Amortization of intangible assets was $2.7 million and $5.2 million for the three and six months ended June 30, 2016, respectively, compared to $0.6 million and $1.2 million for the same periods in 2015, respectively. The increase is due to the acquisition of OMT and the related amortization of definite lived intangible assets.

Research and Development Expenses
Research and development expenses were $4.5 million and $8.5 million for the three and six months ended June 30, 2016, respectively, compared to $3.4 million and $6.8 million for the same periods in 2015, respectively. The increase for the three and six months ended June 30, 2016 is primarily due to stock based compensation expense and timing of internal development costs.

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

General and Administrative Expenses
General and administrative expenses were $6.9 million and $13.7 million for the three and six months ended June 30, 2016, respectively, compared to $7.2 million and $13.2 million for the same periods in 2015, respectively. The increase for the six months ended June 30, 2016 is primarily due to an increase in stock-based compensation expense and an increase in headcount related expenses.

Lease Exit and Termination Costs
Lease exit and termination costs were $0.4 million and $0.6 million for the three and six months ended June 30, 2016, respectively, compared to $0.2 million and $0.4 million for the same periods in 2015, respectively.

Interest Expense, net
Interest expense, net was $3.1 million and $6.1 million for the three and six months ended June 30, 2016, respectively, compared to $3.0 million and $5.9 million for the same periods in 2015, respectively. The majority of interest expense and non-cash debt related costs are related to our 2019 Convertible Senior Notes.

Increase in Contingent Liabilities
We recorded an increase in contingent liabilities of $0.3 million and $1.6 million for the three and six months ended June 30, 2016, respectively, compared to an increase of $7.3 million and $7.3 million for the same periods in 2015, respectively. The increase for the three months ended June 30, 2016 primarily relates to an increase of $0.1 million in the liability for amounts potentially due to holders of CVRs associated with our Metabasis acquisition and is further impacted by an increase of $0.2 million in the liability for amounts potentially due to holders of CVRs related to our CyDex acquisition. The increase of $1.6 million for the six months ended June 30, 2016 is primarily due to an increase in amounts potentially due to holders of the CyDex CVRs of $0.4 million and an increase of $1.2 million in amounts potentially due to holders of CVRs associated with our Metabasis acquisition. The increase for the three and six months ended June 30, 2015 primarily relates to an increase in the liability for amounts potentially due to holders of CVRs related to our CyDex acquisition of $1.0 million and an increase of $6.4 million in the liability for amounts potentially due to holders of CVRs associated with our Metabasis acquisition.

Other Income, Net
We recorded a gain of $0.5 million representing the fair market value of the warrants received as a result of Viking's partial repayment of the Viking note receivable and the Company's purchase of Viking common stock and warrants in April 2016.

Income Tax Expense
We recorded an income tax benefit of $3.9 million and $0.2 million for the three and six months ended June 30, 2016, respectively compared to income tax expense of $0.3 million and $0.3 million for the same periods in 2015. The income tax benefit for the three and six months ended June 30, 2016 is based on the estimated annual effective tax rate of 40.6%. Income tax expense for the three and six months ended June 30, 2015 is primarily attributable to an increase in our deferred tax liability associated with the tax amortization of acquired indefinite lived IPR&D intangible assets.

Discontinued Operations

Oncology Product Line

In 2006, we entered into a purchase agreement with Eisai pursuant to which Eisai agreed to acquire our Oncology product line which included four marketed oncology drugs: ONTAK, Targretin capsules, Targretin gel and Panretin gel. Certain liabilities were recorded associated with the disposal of the product line. During the six months ended June 30, 2016 we recognized a $1.1 million gain due to subsequent changes in certain estimates and liabilities previously recorded.

Income Taxes from Discontinued Operations

We recorded a provision for income taxes related to discontinued operations for the six months ended June 30, 2016 of $0.4 million related to the gain recognized.

Liquidity and Capital Resources

We have financed our operations through offerings of our equity securities, borrowings from long-term debt, issuance of convertible notes, product sales and the subsequent sales of our commercial assets, royalties, collaborative research and development and other revenue, and capital and operating lease transactions.

We had a net loss of $5.8 million for the quarter ended June 30, 2016. As of June 30, 2016, our cash, cash equivalents and marketable securities totaled $107.0 million, and we had a working capital deficit of $93.8 million. We believe that our currently available funds, cash generated from operations as well as existing sources of and access to financing will be sufficient to fund our anticipated operating, capital requirements and debt service requirement. We expect to build cash in future months as we continue to generate significant cash flow from royalty, license and milestone revenue and Captisol material sales primarily driven by continued increases in Promacta and Kyprolis sales, recent product approvals and regulatory developments, as well as revenue from anticipated new licenses and milestones. In addition, we anticipate that our liquidity needs can be met through other sources, including sales of marketable securities, borrowings through commercial paper and/or syndicated credit facilities and access to other domestic and foreign debt markets and equity markets.

While we believe in the viability of our strategy to generate sufficient operating cash flow and in our ability to raise additional funds, there can be no assurances to that effect.

Investments

We invest our excess cash principally in U.S. government debt securities, investment-grade corporate debt securities and certificates of deposit. We have established guidelines relative to diversification and maturities that maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates. Additionally, we own certain equity securities as a result of milestones and license fees received from licensees as well as warrants to purchase Viking common stock.

Borrowings and Other Liabilities

2019 Convertible Senior Notes

We have convertible debt outstanding as of June 30, 2016 related to our 2019 Convertible Senior Notes. In August 2014, we issued $245.0 million aggregate principal amount of convertible senior unsecured notes. The Notes are convertible into common stock upon satisfaction of certain conditions. Interest of 0.75% per year is payable semi-annually on August 15th and February 15th through the maturity of the notes in August 2019.

Repurchases of Common Stock
In September 2015, our Board of Directors authorized us to repurchase up to $200.0 million of our common stock from time to time over a period of up to three years. There were no repurchases during the six-month period ended June 30, 2016.

Contingent Liabilities

CyDex

In connection with the acquisition of CyDex in January 2011, we issued a series of CVRs and also assumed certain contingent liabilities. We may be required to make additional payments upon achievement of certain clinical and regulatory milestones to the CyDex shareholders and former license holders. In addition, we will pay CyDex shareholders, for each respective year through 2016, 20% of all CyDex-related revenue, but only to the extent that, and beginning only when, CyDex-related revenue for such year exceeds $15.0 million; plus an additional 10% of all CyDex-related revenue recognized during such year, but only to the extent that, and beginning only when aggregate CyDex-related revenue for such year exceeds $35.0 million. We have paid $23.6 million to the CyDex shareholders for revenue sharing payments under the terms of the CVR agreement. The estimated fair value of the contingent liabilities recorded as part of the CyDex acquisition at June 30, 2016 was $7.0 million, and as of December 31, 2015 was $9.5 million.

Metabasis

In connection with the acquisition of Metabasis in January 2010, we entered into four CVR agreements with Metabasis shareholders. The CVRs entitle the holders to cash payments upon the sale or licensing of certain assets and upon the achievement of specified milestones. The fair value of the liability at June 30, 2016 was $2.5 million, and as of December 31, 2015 was $4.0 million.
Leases and Off-Balance Sheet Arrangements

We lease our office and research facilities under operating lease arrangements with varying terms through November 2019. The agreements provide for increases in annual rents based on changes in the Consumer Price Index or fixed percentage increases ranging from 3.0% to 3.5%. We also sublease a portion of our facilities through leases which expire between 2015 and 2023. The sublease agreements provide for a 3% increase in annual rents. We had no off-balance sheet arrangements at June 30, 2016 and December 31, 2015.

Cash Flows

Operating Activities

Net cash provided by operating activities in the first half of 2016 was $23.5 million compared to $17.6 million for the first half of 2015.

The net cash provided for the first half of 2016 reflects net income of $0.8 million, adjusted by $33.2 million of non-cash items to reconcile net income to net cash generated from operations. These reconciling items primarily reflect stock-based compensation of $8.4 million, amortization of debt discount and issuance fees of $5.4 million, depreciation and amortization of $5.4 million, loss from Viking Therapeutics of $12.7 million, realized gain on investments of $0.6 million, $1.6 million increase in the estimated fair value of contingent liabilities, fair value adjustment for Viking note receivable and warrants of $0.3 million and deferred income taxes of $0.2 million. The cash generated during the six months ended June 30, 2016 is further impacted by changes in operating assets and liabilities due primarily to an increase in accounts receivable of $3.8 million, a decrease in accounts payable and accrued liabilities of $3.3 million and an increase in inventory of $2.2 million. Partially offsetting, cash generated for the period was impacted by a decrease in other current assets of $0.6 million.

The net cash provided for the first half of 2015 reflects net income of $21.9 million, adjusted by $7.3 million of non-cash items to reconcile net income to net cash generated from operations. These reconciling items primarily reflect stock-based compensation of $6.7 million, amortization of debt discount and issuance fees of $5.1 million, depreciation and amortization of $1.3 million, gain on deconsolidation of Viking of $28.2 million, loss from VikingTherapeutics of $0.9 million, realized gain on investments of $0.5 million, and deferred income taxes of $0.3 million. The cash generated during the six months ended June 30, 2015 is further impacted by changes in operating assets and liabilities due primarily to a decrease in accounts receivable of $7.1 million and a decrease in restricted cash of $0.7 million. Partially offsetting, cash generated for the period was impacted by an increase in other current assets of $0.5 million, a decrease in accounts payable and accrued liabilities of $3.1 million, an increase in other long-term assets of $0.6 million, and an increase in inventory of $0.5 million.

Investing Activities

Net cash used in investing activities in the first half of 2016 was $61.5 million compared to $75.0 million for the first half of 2015.

The net cash used for the first half of 2016 primarily reflects cash paid to acquire OMT (net of cash acquired) of $92.5 million, the purchase of short-term investments of $49.9 million, purchase of commercial license rights of $17.7 million, payments to CVR holders and other contingency payments of $5.6 million, purchase of Viking common stock and warrants of $0.7 million and purchase of property and equipment, primarily related to our new office headquarters of $1.0 million, partially offset by proceeds from sales and maturity of short-term investments of $22.1 million and $83.5 million respectively.

The net cash used for the first half of 2015 primarily reflects the purchase of short-term investments of $60.4 million, investment in Viking of $9.0 million, purchase of commercial license rights of $4.0 million, payments to CVR holders and other contingency payments of $3.7 million, and reduction in cash from deconsolidation of Viking of $0.2 million partially offset by proceeds from short-term investments of $2.4 million.

Financing Activities

Net cash provided by financing activities in the first half of 2016 was $2.0 million compared to $5.4 million for the first half of 2015.

The net cash provided for the first half of 2016 reflects $2.5 million of proceeds received from stock option exercises and our employee stock purchase plan, partially offset by $0.5 million purchase of common stock for net settlement of RSUs vested and released during the quarter.

The net cash provided for the first half of 2015 reflects $5.4 million of proceeds received from stock option exercises and our employee stock purchase plan.

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

Investment Portfolio Risk
At June 30, 2016, our investment portfolio included investments in available-for-sale equity securities of $45.6 million. These securities are subject to market risk and may decline in value based on market conditions.

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

Paragraph IV Certification by Par Pharmaceuticals

On January 7, 2016, we received a paragraph IV certification from Par Sterile Products, LLC, a subsidiary of Par Pharmaceuticals, Inc., or Par, advising us that it had filed an ANDA with the FDA seeking approval to market a generic version of Merck’s NOXAFIL-IV product.  The paragraph IV certification states it is Par’s position that Merck’s U.S. Patent No. 9,023,790 related to NOXAFIL-IV and our U.S. Patent No. 8,410,077 related to Captisol are invalid and/or will not be infringed by Par’s manufacture, use or sale of the product for which the ANDA was submitted.  On February 19, 2016, Merck filed an action against Par in the United States District Court for the District of New Jersey, asserting that Par’s manufacture, use or sale of the product for which the ANDA was submitted would infringe Merck’s U.S. Patent No. 9,023,790.  Subsequently, U.S. Patent No. 9,358,297 issued to Merck, Merck listed this patent in the Orange Book, Par amended its ANDA to include a certification that this patent was invalid, unenforceable and/or will not be infringed by Par’s ANDA product, and Par sent a supplemental Notice Letter to Merck.  On July 29, 2016, Merck filed an Amended Complaint adding an assertion that Par’s ANDA filing infringed U.S. Patent No. 9,358,297.  The case against Par is captioned Merck Sharpe & Dohme Corp. v. Par Sterile Products, LLC, Par Pharmaceuticals, Inc., Par Pharmaceutical Companies, Inc., and Par Pharmaceutical Holdings, Inc., No.16-cv-00948-PGS-DEA.

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

Date:	August 4, 2016	By:	/s/ Matthew Korenberg
Matthew Korenberg
Vice President, Finance and Chief Financial Officer
Duly Authorized Officer and Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

10.1†
Interest Purchase Agreement, dated May 3, 2016, by and between Ligand Pharmaceuticals Incorporated and CorMatrix Cardiovascular, Inc. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K/A filed on May 9, 2016).

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