Form 10-K/A
period 2015-12-31
LIGAND PHARMACEUTICALS INC
filed 2016-11-15
CIK 886163

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
For the transition period from              to             .
Commission File No. 001-33093
LIGAND PHARMACEUTICALS INCORPORATED
(Exact name of registrant as specified in its charter)

Delaware	77-0160744
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3911 Sorrento Valley Boulevard San Diego, CA	92121
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code: (858) 550-7500
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $.001 per share	The NASDAQ Global Market of The NASDAQ Stock Market LLC
Preferred Share Purchase Rights	The NASDAQ Global Market of The NASDAQ Stock Market LLC
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

As of November 1, 2016, the Registrant had 20,900,189 shares of Common Stock outstanding.

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

EXPLANATORY NOTE

Ligand Pharmaceuticals Incorporated (“the Company”) is filing this Amendment on Form 10-K/A (“Amended Form 10-K”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (the “Original Form 10-K”), which was originally filed with the Securities and Exchange Commission (“SEC”) on February 26, 2016 (the “Original Filing Date”), to reflect restatement of financial statements ("Restatement") described below.

For the convenience of the reader, this Annual Report on Form 10-K/A sets forth the Original Form 10-K, in its entirety, as amended by and to reflect the Restatement.

The following Items have been amended as a result of this Restatement:

•Part I, Item 1A, Risk Factors
•Part II, Item 6, Selected Financial Data
•Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations
•Part II, Item 9A. Controls and Procedures
•Part IV, Item 15, Exhibits and Financial Statement Schedules

This Amended Form 10-K to amends Part II, Item 6 "Selected Consolidated Financial Data", Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, Item 8. “Consolidated Financial Statements and Supplementary Data”, and Item 9A "Controls and Procedures" to correct errors relating to the Company's net operating loss (NOL) carryforward benefits in the United States which resulted in an overstatement of deferred tax assets (DTA) at December 31, 2015.  In connection with three acquisitions that were completed prior to February 2010, the Company recognized DTA for a portion of the NOLs, which included capitalized research and development expenses, obtained from the acquired businesses. From the time of the acquisitions until September 2015, there was a full valuation allowance against all of the Company’s NOLs, including those obtained from the entities acquired. In September 2015, the Company concluded that the valuation allowance against substantially all of its DTA was no longer required based on its then recent income and projections of sustained profitability. As a result, the Company released its DTA valuation allowance in full, including $27.5 million related to NOLs recognized as part of the businesses acquired prior to February of 2010.

During the quarter ended September 30, 2016, the Company concluded that for accounting purposes the approximately $27.5 million of DTA that were obtained upon acquiring the businesses prior to February of 2010 did not meet the more likely-than-not criterion for recognition in 2015 and that the related valuation allowance should not have been reversed. In reviewing its prior-year accounting as part of the 2016 third quarter close process, the Company re-evaluated its accounting for income taxes with the assistance of additional third-party tax professionals and determined that the Company's income tax benefit and net income for the year ended December 31, 2015 were overstated by $27.5 million each.

The Company also corrected errors as part of this Restatement relating to the classification of our 2019 Convertible Senior Notes. As of December 31, 2015, the Company's last reported sale price exceeded the 130% threshold described in Note 5 - "Financing Arrangements" and accordingly the 2019 Convertible Senior Notes have been reclassified as a current liability as of December 31, 2015. As a result, the related unamortized discount of $39.6 million was classified as temporary equity component of currently redeemable convertible notes on our Consolidated Balance Sheet.

The following amounts have been restated for the year ended December 31 2015:

•	Decrease in deferred tax asset and income tax benefit by $27.5 million

•
Income from continuing operations for the year ended December 31, 2015 has been decreased by $27.5 million to $229.8 million, or $10.83 per diluted share, from $257.3 million, or $12.12 per diluted share

•	Notes payable of $205.3 million has been reclassified from long term debt to short term debt and the related unamortized discount of $39.6 million has been classified as temporary equity.

In addition, the consolidated financial statements also give effect to the retrospective adoption of ASU 2015-03, Interest Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs on quarter ended March 31, 2016

This Amended Form 10-K also revises the Company’s disclosure under the heading "Evaluation of Disclosure Controls and Procedures” and “Management’s Report on Internal Control over Financial Reporting” in Item 9A for the material weaknesses relating to this Restatement, includes the updated attestations of our independent registered public accounting firm and includes currently-dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.
In order to preserve the nature and character of the disclosures set forth in the Original Report, except as expressly noted above, this Amended Form 10-K speaks as of the date of the filing of the Original Report, February 26, 2016, and we have not updated the disclosures in the Amended Form 10-K to speak as of a later date.  All information contained in this Amended Report is subject to updating and supplementing as provided in our reports filed with the Securities and Exchange Commission subsequent to the date of the Original Report.

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

The financial information previously disclosed in the Company’s consolidated financial statements included in the Original Form 10-K (and other SEC filings in which such financial statements were included) and the Company’s unaudited interim condensed consolidated financial statements previously included in the Company’s Quarterly Reports on Form 10-Q for the quarterly and year to date periods ended September 30, 2015 should not be relied upon. The unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2015 and the related disclosures in Management’s Discussion and analysis on financial condition and results of operations will not be restated on Form 10-Q/A but will be restated on Form 10-Q for the period ended September 30, 2016.

In connection with the Restatement, the unaudited condensed consolidated financial statements for the three months ended March 31, 2016 and the three and six months ended June 30, 2016 and the related disclosures will be restated on Forms 10-Q/A for those respective periods.

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

We have restated prior consolidated financial statements, which may lead to possible additional risks and uncertainties, including possible loss of investor confidence.

We have restated our consolidated financial statements as of and for the year ended December 31, 2015 (including the third quarter within that year) and for the first and second quarters of fiscal year 2016 in order to correct certain accounting errors as described in Restatement in "Note 1 Summary of significant accounting policies" to the consolidated financial statements (the Restatement). For a description of the material weaknesses in our internal control over financial reporting identified by management in connection with the Restatement and management’s plan to remediate those material weaknesses, see “Part II, Item 9A - Controls and Procedures.”

As a result of the Restatement, we have become subject to possible additional costs and risks, including (a) accounting and legal fees incurred in connection with the Restatement and (b) a possible loss of investor confidence.
We have identified material weaknesses in our internal control over financial reporting that, if not remediated, could result in additional material misstatements in our financial statements.
As described in “Part II, Item 9A - Controls and Procedures,” management identified control deficiencies that represent material weaknesses. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of the identified material weaknesses, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2015. See “Part II, Item 9A - Controls and Procedures.”

We are developing and implementing a remediation plan to address the material weaknesses. If our remediation efforts are insufficient or if additional material weaknesses in our internal control over financial reporting are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results, which could materially and adversely affect our business, results of operations and financial condition, restrict our ability to access the capital markets, require us to expend significant resources to correct the material weakness, subject us to fines, penalties or judgments, harm our reputation or otherwise cause a decline in investor confidence.

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

	Year Ended December 31,
	2015 Restated	2014	2013	2012	2011
Consolidated Statements of Operations Data:	(in thousands)
Royalties	$38,194	$29,994	$23,584	$14,073	$9,213
Material sales	27,662	28,488	19,072	9,432	12,123
License fees, milestones, and other revenues	6,058	6,056	6,317	7,883	8,701
Total revenues	71,914	64,538	48,973	31,388	30,037
Cost of material sales	5,807	9,136	5,732	3,601	4,909
Research and development expenses	13,380	12,122	9,274	10,790	10,291
General and administrative expenses	24,378	22,570	17,984	15,782	14,583
Lease exit and termination costs	1,020	1,084	560	1,022	552
Write-off of acquired IPR&D	—	—	480	—	2,282
Total operating costs and expenses	44,585	44,912	34,030	31,195	32,617
Accretion of deferred gain on sale leaseback					1,702
Income (loss) from operations	27,329	19,626	14,943	193	(878)
Income (loss) from continuing operations including noncontrolling interests	227,444	10,892	8,832	(2,674)	9,712
Loss attributable to noncontrolling interests	(2,380)	(1,132)	—	—	—
Income (loss) from continuing operations	229,824	12,024	8,832	(2,674)	9,712
Discontinued operations (1)	—	—	2,588	2,147	3
Net income (loss)	229,824	12,024	11,420	(527)	9,715
Basic per share amounts:
Income (loss) from continuing operations	$11.61	$0.59	$0.43	$(0.14)	$0.49
Discontinued operations (1)	—	—	0.13	0.11	—
Net income (loss)	$11.61	$0.59	$0.56	$(0.03)	$0.49
Weighted average number of common shares-basic	19,790	20,419	20,312	19,853	19,656
Diluted per share amounts:
Income (loss) from continuing operations	$10.83	$0.56	$0.43	$(0.14)	$0.49
Discontinued operations (1)	—	—	0.12	0.11	—
Net income (loss)	$10.83	$0.56	$0.55	$(0.03)	$0.49
Weighted average number of common shares-diluted	21,228	21,433	20,745	19,853	19,713

		December 31,
	2015 Restated	2014	2013	2012	2011
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents, short-term investments and restricted cash and investments	$229,947	$168,597	$17,320	$15,148	$18,382
Working capital	(8,109)	162,379	(4,058)	(11,616)	(11,413)
Total assets	503,061	258,029	104,713	104,260	120,583
Current portion of deferred revenue, net	8	150	116	486	1,240
Long-term obligations (excludes long-term portions of deferred revenue, net and deferred gain)	3,330	208,757	24,076	39,967	56,945
Long-term portion of deferred revenue, net	—	2,085	2,085	2,369	3,466
Common stock subject to conditional redemption		—	—	—	8,344
Accumulated deficit	(429,491)	(659,315)	(671,339)	(682,759)	(682,232)
Total stockholders’ equity (deficit)	237,282	26,318	49,613	26,485	8,185

(1)
We sold our Oncology product line (“Oncology”) on October 25, 2006 and we sold our Avinza product line (“Avinza”) on February 26, 2007. The operating results for the Oncology and Avinza product lines have been presented in our consolidated statements of operations as “Discontinued Operations.”

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Total revenues for 2015 were $71.9 million compared to $64.5 million in 2014 and $49.0 million in 2013. Our income from continuing operations for 2015 was $229.8 million, or $10.83 per diluted share, compared to income from continuing operations of $12.0 million in 2014, or $0.56 per diluted share, and net income from continuing operations of $8.8 million, or $0.43 per diluted share, in 2013.

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

Income taxes

We recorded an income tax benefit of $192.1 million for the year ended December 31, 2015 compared to an income tax expense from continuing operations of $0.4 million for the year ended December 31, 2014 and an income tax expense of $0.4 million for the year ended December 31, 2013. The income tax benefit for the year ended December 31, 2015 is primarily the result of releasing a valuation allowance against a significant portion of our deferred tax assets. The tax benefit is primarily comprised of U.S. federal and state net operating loss carryforwards, tax credits, and other temporary differences.

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

We had net income of $229.8 million for the year ended December 31, 2015. At December 31, 2015, our accumulated deficit was $429.5 million and we had a working capital deficit of $8.1 million. We believe that our currently available funds, cash generated from operations as well as existing sources of and access to financing will be sufficient to fund our anticipated operating, capital requirements and debt service requirement. We expect to build cash in the future as we continue to generate significant cash flow from royalty, license and milestone revenue and Captisol material sales primarily driven by continued increases in Promacta and Kyprolis sales, recent product approvals and regulatory developments, as well as revenue from anticipated new licenses and milestones. In addition, we anticipate that our liquidity needs can be met through other sources, including sales of marketable securities, borrowings through commercial paper and/or syndicated credit facilities and access to other domestic and foreign debt markets and equity markets.

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
The cash provided in 2015 reflects net income of $227.4 million and $186.5 million of non-cash items to reconcile the net income to net cash used in operations. These reconciling items primarily reflect a net deferred tax asset of $192.1 million from the release of our valuation allowance, a $28.2 million gain on deconsolidation of Viking, and a $2.6 million gain on the sale of investments. Partially offsetting non-cash change in estimated value of contingent liabilities of $5.0 million, $5.1 million loss on equity investment of Viking, depreciation and amortization of $2.6 million, stock-based compensation of $12.5 million, amortization of debt discount and issuance fees of $10.3 million, and a decrease in the fair value of the Viking convertible note of $0.8 million. The cash provided by operations in 2015 is further impacted by changes in operating assets and liabilities due primarily to a decrease in accounts receivable of $6.5 million and a decrease in restricted cash of $1.3 million. Partially offsetting, other assets increased $0.3 million, accounts payable and accrued liabilities decreased $4.0 million, deferred revenue decreased $2.2 million and inventory increased $0.4 million.

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

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders of Ligand Pharmaceuticals Incorporated

We have audited the accompanying consolidated balance sheets of Ligand Pharmaceuticals Incorporated (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in Note 1, the 2015 consolidated financial statements have been restated to correct errors.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2016 (except for the material weaknesses discussed in the Management’s Report on Internal Control over Financial Reporting, as to which the date is November 14, 2016) expressed an adverse opinion.

/s/ GRANT THORNTON LLP
San Diego, California
February 26, 2016 (except for 2015 Restatement described in Note 1 and the effects thereof, as to which the date is November 14, 2016)

LIGAND PHARMACEUTICALS INCORPORATED
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2015	2014
	Restated
ASSETS
Current assets:
Cash and cash equivalents	$97,428	$160,203
Short-term investments	102,791	7,133
Accounts receivable, net	6,170	12,634
Note receivable from Viking	4,782	—
Inventory	1,633	269
Capitalized IPO expenses, VIE	—	2,268
Current debt issuance costs	—	809
Other current assets	1,908	1,842
Total current assets	214,712	185,158
Deferred income taxes	189,083	—
Investment in Viking	29,728	—
Intangible assets, net	48,347	50,723
Goodwill	12,238	12,238
Commercial license rights	8,554	4,568
Restricted cash	—	1,261
Property and equipment, net	372	486
Long-term debt issuance costs	—	3,388
Other assets	27	207
Total assets	$503,061	$258,029
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,083	$7,698
Accrued liabilities	5,397	4,866
Current contingent liabilities	10,414	6,796
Current lease exit obligations	934	2,356
2019 convertible senior notes, net	201,985
Other current liabilities	8	1,063
Total current liabilities	222,821	22,779
Long-term notes payable	—	195,908
Long-term contingent liabilities	3,033	8,353
Long-term deferred revenue, net	—	2,085
Long-term lease exit obligations	—	934
Long-term deferred income taxes	—	2,792
Other long-term liabilities	297	770
Total liabilities	226,151	233,621
Commitments and contingencies
Equity component of currently redeemable convertible notes (Note 5)	39,628	—
Stockholders’ equity:
Common stock, $0.001 par value; 33,333,333 shares authorized; 19,949,012 and 19,575,150 shares issued and outstanding at December 31, 2015 and 2014, respectively	20	20
Additional paid-in capital	661,850	680,660
Accumulated other comprehensive income	4,903	4,953
Accumulated deficit	(429,491)	(659,315)
Total stockholders’ equity attributable to parent	237,282	26,318
Noncontrolling interests	—	(1,910)
Total stockholder's equity	237,282	24,408
Total liabilities and stockholders’ equity	$503,061	$258,029
See accompanying notes to these consolidated financial statements.

LIGAND PHARMACEUTICALS INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2015	2014	2013
	Restated
Revenues:
Royalties	$38,194	$29,994	$23,584
Material sales	27,662	28,488	19,072
License fees, milestones and other revenues	6,058	6,056	6,317
Total revenues	71,914	64,538	48,973
Operating costs and expenses:
Cost of material sales	5,807	9,136	5,732
Research and development	13,380	12,122	9,274
General and administrative	24,378	22,570	17,984
Lease exit and termination costs	1,020	1,084	560
Write-off of acquired IPR&D	—	—	480
Total operating costs and expenses	44,585	44,912	34,030
Income from operations	27,329	19,626	14,943
Other (expense) income:
Interest expense, net	(11,802)	(4,860)	(2,077)
Increase in contingent liabilities	(5,013)	(5,135)	(3,597)
Gain on deconsolidation of Viking	28,190	—	—
Equity in net losses from Viking	(5,143)	—	—
Other, net	1,768	1,671	(63)
Total other income (expense), net	8,000	(8,324)	(5,737)
Income from continuing operations before income tax benefit	35,329	11,302	9,206
Income tax benefit (expense) from continuing operations	192,115	(410)	(374)
Income from continuing operations including noncontrolling interests	227,444	10,892	8,832
Less: Net loss attributable to noncontrolling interests	(2,380)	(1,132)	—
Net income from continuing operations	229,824	12,024	8,832
Discontinued operations:
Gain on sale of Avinza Product Line, net	—	—	2,588
Net income	$229,824	$12,024	$11,420

Basic per share amounts:
Income from continuing operations	$11.61	$0.59	$0.43
Income from discontinued operations	—	—	0.13
Net income	$11.61	$0.59	$0.56
Weighted average number of common shares-basic	19,790	20,419	20,312
Diluted per share amounts:
Income from continuing operations	$10.83	$0.56	$0.43
Income from discontinued operations	—	—	0.12
Net income	$10.83	$0.56	$0.55
Weighted average number of common shares-diluted	21,228	21,433	20,745
See accompanying notes to these consolidated financial statements.

LIGAND PHARMACEUTICALS INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended December 31,
	2015	2014	2013
	Restated
Net income	$229,824	$12,024	$11,420
Unrealized net gain on available-for-sale securities, net of tax	1,933	3,872	2,914
Less:Reclassification of net realized gains included in net income, net of tax	$(1,965)	$(1,833)	$—
Comprehensive income	$229,792	$14,063	$14,334

See accompanying notes to these consolidated financial statements.

LIGAND PHARMACEUTICALS INCORPORATED
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share data)

	Common Stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Noncontrolling interest	Treasury stock		Total stockholders’ equity (deficit)
	Shares	Amount					Shares	Amount
Balance at December 31, 2012	21,278,606	$21	$751,503	$—	$(682,759)	$—	(1,118,222)	$(42,280)	$26,485
Issuance of common stock under employee stock compensation plans, net	308,137	1	3,127	—	—	—	—	—	3,128
Stock-based compensation	—	—	5,666	—	—	—	—	—	5,666
Retirement of treasury shares	(1,118,222)	(1)	(42,279)	—	—	—	1,118,222	42,280	—
Unrealized net gain on available-for-sale securities	—	—	—	2,914	—	—	—	—	2,914
Net income	—	—	—	—	11,420	—	—	—	11,420
Balance at December 31, 2013	20,468,521	$21	$718,017	$2,914	$(671,339)	$—	—	$—	$49,613
Consolidation of Viking	—	—	—	—	—	(778)	—	—	(778)
Issuance of common stock under employee stock compensation plans, net	360,054	—	4,561	—	—	—	—	—	4,561
Stock-based compensation	—	—	11,270	—	—	—	—	—	11,270
Repurchase of common stock	(1,253,425)	(1)	(67,954)	—	—	—	—	—	(67,955)
Sale of warrants	—	—	11,638	—	—	—	—	—	11,638
Purchase of convertible bond hedge	—	—	(48,143)	—	—	—	—	—	(48,143)
Equity component of convertible debt issuance, net of issuance costs	—	—	51,271	—	—	—	—	—	51,271
Other comprehensive income	—	—	—	2,039	—	—	—	—	2,039
Net income	—	—	—	—	12,024	—	—	—	12,024
Net loss in noncontrolling interests	—	—	—	—	—	(1,132)	—	—	(1,132)
Balance at December 31, 2014	19,575,150	$20	$680,660	$4,953	$(659,315)	$(1,910)	—	$—	$24,408
Issuance of common stock under employee stock compensation plans, net	379,982	—	8,849	—	—	—	—	—	8,849
Reclassification of equity component of currently redeemable convertible notes (Restated)	—	—	(39,628)	—	—	—	—	—	(39,628)
Stock-based compensation	—	—	12,458	—	—	—	—	—	12,458
Repurchase of common stock	(6,120)	—	(489)	—	—	—	—	—	(489)
Other comprehensive income	—	—	—	(50)	—	—	—	—	(50)
Net income (Restated)	—	—	—	—	229,824	—	—	—	229,824
Net loss in noncontrolling interests	—	—	—	—	—	(2,380)	—	—	(2,380)
Deconsolidation of Viking	—	—	—	—	—	4,290	—	—	4,290
Balance at December 31, 2015	19,949,012	$20	$661,850	$4,903	$(429,491)	$—	—	$—	$237,282
See accompanying notes to these consolidated financial statements.

LIGAND PHARMACEUTICALS INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2015 Restated	2014	2013
Operating activities
Net income	$227,444	$10,892	$11,420
Less: gain from discontinued operations	—	—	2,588
Income from continuing operations	227,444	10,892	8,832
Adjustments to reconcile net income to net cash used in operating activities:
Write-off of acquired in-process research and development	—	—	480
Change in estimated fair value of contingent liabilities	5,013	5,135	3,597
Realized gain on sale of short-term investment	(2,603)	(1,538)	—
Depreciation and amortization	2,627	2,657	2,663
Gain on deconsolidation of Viking	(28,190)	—	—
Loss on equity investment in Viking	5,143	—	—
Change in fair value of the convertible debt receivable from Viking	765	—	—
Amortization of debt discount and issuance fees	10,274	3,694	—
Non-cash milestone revenue	—	(1,211)	—
Stock-based compensation	12,458	11,270	5,666
Deferred income taxes	(192,132)	410	374
Other	107	206	422
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable, net	6,489	(10,412)	2,367
Inventory	(401)	4,369	646
Restricted cash	1,261	—	—
Other current assets	51	(426)	(130)
Other long term assets	(325)	(1,439)	218
Accounts payable and accrued liabilities	(4,027)	(3,121)	(3,149)
Deferred revenue	(2,227)	80	(654)
Net cash provided by operating activities of continuing operations	41,727	20,566	21,332
Net cash used in operating activities of discontinued operations	—	—	(642)
Net cash provided by operating activities	41,727	20,566	20,690
Investing activities
Purchase of commercial license rights	(4,030)	(1,000)	(3,571)
Purchase of Viking common stock	(9,000)	—	—
Reduction of cash due to deconsolidation of Viking	(247)	—	—
Payments to CVR holders and other contingency payments	(6,740)	(3,493)	(989)
Purchases of property and equipment	(93)	(6)	(377)
Purchases of short-term investments	(166,025)	—	—
Proceeds from sale of short-term investments	16,039	2,342	—
Proceeds from maturity of short-term investments	57,234	—	—
Other, net	—	130	(37)
Net cash used in investing activities	(112,862)	(2,027)	(4,974)
Financing activities
Repayment of debt	—	(9,366)	(19,586)
Gross proceeds from issuance of 2019 Convertible Senior Notes	—	245,000	—
Payment of debt issuance costs	—	(5,711)	—
Proceeds from issuance of warrants	—	11,638	—
Purchase of convertible bond hedge	—	(48,143)	—
Net proceeds from stock option exercises	8,849	4,561	3,128

Share repurchases	(489)	(67,954)	—
Net cash provided by (used in) financing activities	8,360	130,025	(16,458)
Net (decrease) increase in cash and cash equivalents	(62,775)	148,564	(742)
Cash and cash equivalents at beginning of year	160,203	11,639	12,381
Cash and cash equivalents at end of year	$97,428	$160,203	$11,639
Supplemental disclosure of cash flow information
Cash paid during the year:
Interest paid	$1,822	$494	$1,816
Taxes paid	$28	$18	$26
Supplemental schedule of non-cash investing and financing activities
Accrued inventory purchases	$1,333	$3,246	$341
Unrealized gain on AFS investments	$3,005	$3,872	$2,914
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

2015 Restatement

The Company is restating its previously issued consolidated financial statements as of and for the year ended December 31, 2015 and the condensed consolidated financial statements as of and for the three and nine months ended September 30, 2015 to correct errors relating to the Company's net operating loss (NOL) carryforward benefits in the United States which resulted in an overstatement of deferred tax assets (DTA).  In connection with three acquisitions that were completed prior to February 2010, the Company recognized DTA for a portion of the NOLs, which included capitalized research and development expenses, obtained from the acquired businesses. From the time of the acquisitions until September 2015, there was a full valuation allowance against all of the Company’s NOLs, including those obtained from the entities acquired. In September 2015, the Company concluded that the valuation allowance against substantially all of its DTA was no longer required based on its then recent income and projections of sustained profitability. As a result, the Company released its DTA valuation allowance in full, including $27.5 million related to NOLs recognized as part of the businesses acquired prior to February of 2010.

During the quarter ended September 30, 2016, the Company concluded that for accounting purposes the approximately $27.5 million of DTA that were obtained upon acquiring the businesses prior to February of 2010 did not meet the more likely-than-not criterion for recognition in 2015 and that the related valuation allowance should not have been reversed. As a result, the Company's income tax benefit and net income for the year ended December 31, 2015 were overstated by $27.5 million each.

The Company also recorded adjustments to the consolidated financial statements as part of this restatement relating to the classification of our 2019 Convertible Senior Notes. As of December 31, 2015, the Company's last reported sale price exceeded the 130% threshold described in Note 5 - "Financing Arrangements" and accordingly the 2019 Convertible Senior Notes have been reclassified as a current liability as of December 31, 2015. As a result, the related unamortized discount of $39.6 million was classified as temporary equity component of currently redeemable convertible notes on our Consolidated Balance Sheet.

The account balances labeled As Reported in the following tables as of and for the year ended December 31, 2015 represent the previously reported amounts as presented in the Company's Annual Report on Form 10-K for the year ended December 31, 2015. For the effects of correcting the errors related to the DTA on the condensed and consolidated financial statements for the interim period ended September 30, 2015, please refer to Note 11 Summary of Unaudited Quarterly Financial Information.

The effects of these prior period corrections on the statement of operations and comprehensive income are as follows (in thousands except for per share data):

	Year ended December 31, 2015
	As Reported	Adjustments	As Restated
Income tax benefit	$219,596	$(27,481)	$192,115
Net income	257,305	(27,481)	229,824
Comprehensive income	257,273	(27,481)	229,792
Basic earnings per share	13.00	(1.39)	11.61
Diluted earnings per share data	12.12	(1.29)	10.83

The effects of these prior period corrections on the consolidated balance sheet is as follows:

	As of December 31, 2015
	As Reported	Adoption of ASU 2015-03(1)	Adjustments	As Restated
Current debt issuance costs	$860	$(860)	$—	$—
Long-term debt issuance costs	$2,527	$(2,527)	$—	$—
Deferred income taxes	$216,564	$—	$(27,481)	$189,083
Total assets	533,929	(3,387)	(27,481)	503,061
2019 convertible senior notes, net - current	—	(3,387)	205,372	201,985
Total current liabilities	20,836	(3,387)	205,372	222,821
2019 convertible senior notes, net - long term(1)	205,372	—	(205,372)	—
Total liabilities	229,538	(3,387)	—	226,151
Equity component of currently redeemable convertible notes (Note 5)	—	—	39,628	39,628
Additional paid-in capital	701,478	—	(39,628)	661,850
Accumulated deficit	(402,010)	—	(27,481)	(429,491)
Total stockholders' equity	304,391	—	(67,109)	237,282
Total liabilities and stockholders' equity	533,929	(3,387)	(27,481)	503,061
(1) Unamortized issuance cost was reclassified to debt discount in this 10-K/A form due to that it is filed after the Company's retrospective adoption of ASU 2015-03, Interest-Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs in Q1 2016.

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

The corrections did not have any impact on the company's cash flow statements for any period.

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

The following table presents the computation of basic and diluted net income per share for the periods indicated (in thousands, except per share amounts):

	Year Ended December 31,
	Restated
EPS Attributable to Common Shareholders	2015	2014	2013
Net income from continuing operations	$229,824	$12,024	$8,832
Discontinued operations	—	—	2,588
Net income	$229,824	$12,024	$11,420
Shares used to compute basic income per share	19,790	20,419	20,312
Dilutive potential common shares:
Restricted stock	56	36	80
Stock options	882	978	353
2019 Convertible Senior Notes	499	—	—
Shares used to compute diluted income per share	21,228	21,433	20,745
Basic per share amounts:
Income from continuing operations	$11.61	$0.59	$0.43
Discontinued operations	—	—	0.13
Net income	$11.61	$0.59	$0.56

Diluted per share amounts:
Income from continuing operations	$10.83	$0.56	$0.43
Discontinued operations	—	—	0.12
Net income	$10.83	$0.56	$0.55

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

In April 2015, FASB issued ASU 2015-03, Interest-Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs. This update was issued to simplify the presentation for debt issuance costs. Upon adoption, such costs shall be presented on our consolidated balance sheets as a direct deduction from the carrying amount of the related debt liability and not as a deferred charge presented in Other assets on our consolidated balance sheets. This amendment will be effective for interim and annual periods beginning on January 1, 2016, and is required to be retrospectively adopted. Management adopted the change in the presentation on our consolidated balance sheets in Q1 2016 retrospectively, and also changed the presentation on our consolidated balance sheet for the year ended December 31, 2015 accordingly in this Form 10-K/A, which was filed subsequent to the adoption (see Note 5 for details).

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

As of December 31 2015, the Company's last reported sale price exceeded the 130% threshold described above and accordingly the Convertible Notes have been classified as a current liability as of December 31, 2015. As a result, the related unamortized discount of $39.6 million was classified as temporary equity component of currently redeemable convertible notes on our Consolidated Balance Sheet. The determination of whether or not the Convertible Notes are convertible as described above is made each quarter until maturity, conversion or repurchase. It is possible that the Convertible Notes may not be convertible in future periods, in which case the Convertible Notes would be classified as long-term debt, and the unamortized discount would be classified as permanent equity unless one of the other conversion events described above were to occur.

On or after May 15, 2019 until the close of business on the second scheduled trading day immediately preceding August 15, 2019, holders of the notes may convert all or a portion of their notes at any time. Upon conversion, Ligand must deliver cash to settle the principal and may deliver cash or shares of common stock, at the option of the Company, to settle any premium due upon conversion.

The Company separately accounted for the debt and equity components of the 2019 Convertible Senior Notes by allocating the $245.0 million total proceeds between the debt component and the embedded conversion option, or equity component, due to Ligand's ability to settle the 2019 Convertible Senior Notes in cash for the principal portion and to settle any premium in cash or common stock, at the Company's election. The debt allocation was performed in a manner that reflected the Company's non-convertible borrowing rate for similar debt of 5.83% derived from independent valuation analysis. The initial debt value of $192.5 million accretes at 5.83% to reach $245.0 million at the maturity date. The equity component of the 2019 Convertible Senior Notes was recognized as a debt discount and represents the difference between the $245.0 million proceeds at issuance of the 2019 Convertible Senior Notes and the fair value of the debt allocation on their respective issuance dates. The debt discount is amortized to interest expense using the effective interest method over the expected life of a similar liability without an equity component. As of December 31, 2015, the “if-converted value” exceeded the principal amount of the 2019 Convertible Senior Notes by $108.9 million.

In connection with the issuance of the 2019 Convertible Senior Notes, the Company incurred $5.7 million of issuance costs, which primarily consisted of underwriting, legal and other professional fees. The portions of these costs allocated to the equity components totaling $1.2 million were recorded as a reduction to additional paid-in capital. The portions of these costs allocated to the liability components totaling $4.5 million were recorded as assets on the balance sheet at the time the debt was issued.  Beginning in 2016, the unamortized issuance costs allocated to the liability components are recorded as part of debt discount on the consolidated balance sheet upon the Company's respective adoption of ASU 2015-03, Interest-Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs. As such, we changed the presentation on the consolidated balance sheet for the year ended December 31, 2015 in this 10-K/A accordingly, which is filed subsequent to the adoption of the accounting guidance. As of December 31, 2015, $3.4 million issuance cost was included in the unamortized debt discount.

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

The carrying values and the fixed contractual coupon rates of the Company's financing arrangements are as follows (dollars in thousands):

	December 31, 2015 Restated	December 31, 2014
Convertible notes payable, 2.16% to 3.84%, due 2015, VIE	$—	$334
2019 Convertible Senior Notes
Principal amount outstanding	245,000
Unamortized discount	(43,015)
Net carrying amount	201,985
Total current portion of notes payable	$201,985	$334
2019 Convertible Senior Notes
Principal amount outstanding	$—	$245,000
Unamortized discount	—	(49,092)
Net carrying amount	—	195,908
Total long-term portion of notes payable	$—	$195,908
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

	Year Ended December 31,
	2015 Restated	2014	2013
Current expense (benefit):
Federal	$11	$15	$—
State	7	19	33
	18	34	33
Deferred expense (benefit):
Federal	(167,413)	406	404
State	(24,720)	(30)	(63)
	$(192,115)	$410	$374

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

	December 31,
	2015 Restated	2014
	(in thousands)
Deferred assets:
Net operating loss carryforwards	$160,595	$193,747
Research and AMT credit carryforwards	25,613	28,288
Fixed assets and intangibles	8,839	13,237
Accrued expenses	1,523	1,579
Contingent liabilities	707	579
Deferred revenue	3	771
Present value of royalties	3,007	11,686
Organon termination asset	—	(111)
Organon termination liability	—	111
Deferred rent	68	730
Other	17,281	5,780
	217,636	256,397
Valuation allowance for deferred tax assets	(9,066)	(240,420)
Net deferred tax assets	$208,570	$15,977
Deferred tax liabilities:
Retrophin fair value adjustment	$(1,256)	$(1,396)
Convertible debt	(1,844)	(1,436)
Identified intangibles	(12,770)	(13,146)
Identified indefinite lived intangibles	(3,617)	(3,048)
Total	$189,083	$(3,049)
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

A reconciliation of income tax expense (benefit) from continuing operations to the amount computed by applying the statutory federal income tax rate to the net income (loss) from continuing operations is summarized as follows:

	Year Ended December 31,
	2015 Restated	2014	2013
Amounts computed at statutory federal rate	$(13,198)	$(3,843)	$(3,131)
State taxes net of federal benefit	(386)	(697)	(293)
Meals & entertainment	(16)	(9)	(10)
Imputed interest	161	(53)	(285)
Section 162(m) limitation	(197)	(490)	—
Contingent liabilities	(1,684)	(1,748)	(2,027)
Stock-based compensation	(140)	(89)	556
Expired NOLs	(232)	(88)	—
Research and development credits	(304)	113	4,581
Change in uncertain tax positions	(27,188)	(7)	(364)
Rate change for changes in state law	5,756	(119)	(901)
Increase in deferred tax assets from completion of 382 analysis	(3,329)	(43)	(786)
Avinza true up	2,107	—	—
Change in valuation allowance	231,370	7,243	3,509
Other	(605)	(580)	(1,223)
	$192,115	$(410)	$(374)

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
A reconciliation of the amount of unrecognized tax benefits at December 31, 2015 and 2014 is as follows (in thousands):

Balance at December 31, 2013	$8,504
Additions based on tax positions related to the current year	40
Additions for tax positions of prior years	(20)
Balance at December 31, 2014	$8,524
Additions based on tax positions related to the current year	154
Additions based on tax positions related to prior years	28,224
Reductions for tax positions of prior years	(450)
Balance at December 31, 2015	$36,452

Included in the balance of unrecognized tax benefits at December 31, 2015 is $33.5 million of tax benefits that, if recognized would impact the effective rate. There are no positions for which it is reasonably possible that the uncertain tax benefit will significantly increase or decrease within twelve months.
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

11. Summary of Unaudited Quarterly Financial Information

As discussed in Correction of Previously Reported Financials in Note 1 of the previously filed Annual Report on Form 10-K on February 26, 2016, management opted to restate certain amounts in the previously reported financial statements as of and for the three and nine months ended September 30, 2015 to correct an immaterial error in the calculation of certain capital loss carry-forwards at September 30, 2015 related to the sale of the Avinza product line. The restated amounts are set forth in the following tables (in thousands, except share data):

	Three months ended,		Nine months ended,
	September 30, 2015		September 30, 2015
	Previously Reported in 10-Q	Restated	Previously Reported in 10-Q	Restated
Income tax benefit	$217,255	$219,362	$216,976	$219,083
Net income	224,539	226,646	248,857	250,964
Basic net income per share	$11.29	$11.40	$12.61	$12.71
Diluted net income per share	$10.46	$10.56	$11.78	$11.88

	As of September 30, 2015
	Previously Reported in 10-Q	Restated
Long-term deferred tax assets	$206,423	$208,530
Accumulated deficit	(410,458)	(408,351)
In addition, As discussed in 2015 Restatement in Note 1 of this Annual Report on Form 10K/A, the Company corrected accounting errors related to its DTA at September 30, 2015 by restating the previously reported financial statements as of and for the three months and nine months ended September 30, 2015. The restated amounts are set forth in the following tables:

The effects of these prior period corrections on the condensed consolidated statement of operations and comprehensive income are as follows

	Nine months ended September 30, 2015
	As Previously Reported in 10-K(1)	Adjustments	As Restated
Income tax benefit	$219,083	$(27,481)	$191,602
Net income	250,964	(27,481)	223,483
Comprehensive income	251,351	(27,481)	223,870
Basic earnings per share	12.71	(1.38)	11.33
Diluted earnings per share data	11.88	(1.30)	10.58
Basic	19,887	—	19,887
Diluted	21,122	—	21,122

	Three months ended September 30, 2015
	As Previously Reported in 10-K(1)	Adjustments	As Restated
Income tax benefit (expense)	$219,362	$(27,481)	$191,881
Net income	226,646	(27,481)	199,165
Comprehensive income	222,981	(27,481)	195,500
Basic earnings per share	11.40	(1.39)	10.01
Diluted earnings per share data	10.56	(1.28)	9.28

The effects of these prior period corrections on the condensed consolidated balance sheet is as follows

	As of September 30, 2015
	As Previously Reported in 10-K(1)	Adjustments	As Restated
Deferred income taxes	$208,530	$(27,481)	$181,049
Total assets	523,807	(27,481)	496,326
Accumulated deficit	(408,351)	(27,481)	(435,832)
Total stockholders' equity	294,288	(27,481)	266,807
Total liabilities and stockholders' equity	523,807	(27,481)	496,326
(1) The Company opted to restate certain amounts in the previously reported financial statements as of and for the three and nine months ended September 30, 2015 to correct an immaterial error in the calculation of certain capital loss carry-forwards at September 30, 2015 related to the sale of the Avinza product line, which amounted to $2.1 million.

The corrections did not have any impact on the company's cash flow statements for any period.

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2015 and 2014 (in thousands).

	Quarter ended
	March 31	June 30	September 30 Restated	December 31
2015
Total revenues	$14,602	$18,418	$17,701	$21,193
Total operating costs and expenses	11,253	14,053	9,104	10,175
Income tax (expense) benefit	(15)	(265)	191,881	514
Income from continuing operations	(89)	22,027	199,165	6,341
Net loss attributable to noncontrolling interests	(843)	(1,537)	—	—
Net income	754	23,564	199,165	6,341
Basic per share amounts:
Net income	$0.04	$1.19	$10.01	$0.32
Diluted per share amounts:
Net income	$0.04	$1.11	$9.28	$0.29

Weighted average shares—basic	19,612	19,725	19,887	19,933
Weighted average shares—diluted	20,631	21,276	21,460	21,542
2014
Total revenues	$15,958	$10,608	$14,973	$22,999
Total operating costs and expenses	10,858	9,250	11,441	13,363
Income tax expense	(53)	47	(124)	(280)
Income from continuing operations	2,097	1,288	777	6,730
Net loss attributable to noncontrolling interests	—	(304)	(503)	(325)
Net income	2,097	1,592	1,280	7,055
Basic per share amounts:
Net income	$0.10	$0.08	$0.06	$0.35
Diluted per share amounts:
Net income	0.10	0.07	0.06	0.34

Weighted average shares—basic	20,601	20,738	20,417	19,878
Weighted average shares—diluted	21,208	21,780	21,345	20,792

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
(a) Evaluation of Disclosure Controls and Procedures

We are responsible for maintaining disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports we file under the Exchange Act is recorded, processed, summarized and reported within the specified time periods and accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. As of the end of the period covered by this Annual Report on Form 10-K, we had carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, and had concluded our disclosure controls and procedures were effective as of December 31, 2015.

On November 14, 2016, the Audit Committee (the “Committee”), after consultation with management, concluded that our unaudited condensed consolidated financial statements for the interim periods ended September 30, 2015 and the audited consolidated financial statements for the year ended December 31, 2015, did not properly account for certain acquisition-related tax benefits that were more likely than not subject to Section 382 limitation at the time we released our valuation allowance at September 30, 2015. In addition, the classification and presentation of our 2019 Convertible Senior Notes was not proper as of December 31, 2015 due to the Company's last reported sale price exceeded the 130% threshold described in Note 5 - "Financing Arrangements" and accordingly the 2019 Convertible Senior Notes should have been reclassified as a current liability as of December 31, 2015. As a result, certain related unamortized discount should have been classified as temporary equity on our Consolidated Balance Sheet. As such, these interim financial statements and annual financial statements should not be relied upon. The Company, under the authorization of the Committee, restated its audited financial statements for the year ended December 31, 2015 and the unaudited interim financial statements for the three and nine months ended September 30, 2015.

Following the identification of the accounting errors as described above, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, re-evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2015. Based on this re-evaluation, our Chief Executive Officer and Chief Financial Officer have now concluded that our disclosure controls and procedures as of such date were not effective as of December 31, 2015 due to the material weaknesses in internal control over financial reporting as discussed in the section (b) below.
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

Management had concluded in the Annual Report on Form 10-K for the year ended December 31, 2015, that our internal controls over financial reporting were effective as of December 31, 2015. Following the identification of the errors as described above, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we re-evaluated the effectiveness of our internal control over financial reporting based on the framework established by the COSO as set forth in the 2013 Internal Control-Integrated Framework. Based on our re-evaluation under the 2013 framework in Internal Control - Integrated Framework, the Audit Committee, after consultation with our management concluded that our internal controls over financial reporting were not effective as of December 31, 2015. Management has identified the following deficiencies that constituted material weaknesses in our internal control over financial reporting as of December 31, 2015:

(1) A material weakness in the design of our internal control over the tax accounting for complex transactions that have a significant tax impact, specifically, management did not have adequate supervision and review of certain technical tax accounting performed by third party tax specialists.

(2) A material weakness in the design of our internal control over the presentation and disclosure of our 2019 convertible senior notes, specifically, management review control is not precise and adequate to capture the appropriate presentation and disclosure of our 2019 convertible senior notes that is triggered by certain specific contractual conditions.

Grant Thornton LLP, an independent registered public accounting firm, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015; their report is included in Item 9A.

Remediation Plan.

To remediate the material weakness described in bullet point (1) above and to prevent similar deficiencies in the future, we are currently evaluating additional controls and procedures, which may include:

•	engagement of additional independent third party tax experts to assist or review in the tax accounting for non-routine, complex transactions or give a “second opinion” on the same transaction

•	additional training for staff involved in the tax accounting for non-routine, complex transactions

With regards to the material weakness described in bullet point (2) above, subsequent to December 31, 2015, management has implemented additional controls and procedures related to management review of the presentation and disclosures of our 2019 convertible senior notes, which include:

•	developed and refined certain spreadsheet tool to review various inputs including our stock price, which would trigger the early conversion conditions under the debt indenture agreement

•	additional management review of the presentation including the classification of our convertible debt

Management will continue to strive to improve the respective process and controls over the presentation and disclosure of our convertible debt. However, the material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

As disclosed in Form 10-Q for the three- and nine-month periods ended September 30, 2015, we have identified a material weakness in our internal controls related to management’s review of the manual calculation of certain projections used in the valuation of certain contingent liabilities, specifically, the review lacks sufficient precision to confirm the related calculation. We undertook the following steps in the course of our fourth fiscal quarter in order to remediate the identified material weakness:

•
We performed a review of all the manual calculation schedules used in our financial accounting and reporting and identified the key manual schedules based on the complexity of the calculation in the schedule and the associated risk of material misstatement in the financial statements.

•
For all the identified key manual schedules including the one for the projections used in the valuation of certain contingent liabilities, we enhanced our procedures and controls by implementing additional management review as well as the frequency of the review of the clerical accuracy of all the formulas and calculation within the schedules.

•
Enhanced the precision of management analytical review of the projections and calculation used in certain contingent liabilities by implementing certain reconciliation with management expectation as well as defining the materiality for acceptable variance from management expectation.

Changes in Internal Control over Financial Reporting

Except for the changes mentioned in the section above, there have been no changes in our internal control over financial reporting that occurred in our fourth fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Ligand Pharmaceuticals Incorporated
We have audited the internal control over financial reporting of Ligand Pharmaceuticals Incorporated (the “Company”) as of December 31, 2015, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting (“Management’s Report”). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in Management’s Report. Management concluded that material weaknesses in internal control over financial reporting existed relating to the accuracy and presentation of the accounting for income taxes related to complex transactions, including the income tax provision and related tax assets and liabilities and controls over the financial reporting classification of convertible debt and temporary equity.

In our report dated February 26, 2016, we expressed an unqualified opinion on the Company’s internal control over financial reporting. The material weaknesses discussed above was subsequently identified in connection with the restatement of the Company’s previously issued financial statements. Accordingly, management has revised its assessment about the effectiveness of the Company’s internal control over financial reporting, and our present opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015, as expressed herein, is different from that expressed in our previous report. The material weaknesses were considered in connection with the aforementioned restatements, and this report does not affect our opinion on the Company’s 2015 financial statements.

In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2015. The material weaknesses identified above were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2015 consolidated financial statements, and this report does not affect our report dated February 26, 2016 (except for the 2015 Restatement described in Note 1 and the effects thereof, as to which the date is November 14, 2016), which expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP
San Diego, California
February 26, 2016 (except for the material weaknesses discussed in Management’s Report on Internal Control over Financial Reporting, as to which the date is November 14, 2016)

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
Date: November 14, 2016
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN L. HIGGINS	Chief Executive Officer and Director (Principal Executive Officer)	November 14, 2016
John L. Higgins

/s/ MATTHEW KORENBERG	Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	November 14, 2016
Matthew Korenberg

/s/ TODD C. DAVIS	Director	November 14, 2016
Todd C. Davis

/s/ SUNIL PATEL	Director	November 14, 2016
Sunil Patel

/s/ STEPHEN L. SABBA	Director	November 14, 2016
Stephen L. Sabba