Form 10-Q/A
period 2016-03-31
LIGAND PHARMACEUTICALS INC
filed 2016-11-15
CIK 886163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________________________
FORM 10-Q/A
Amendment No. 1
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

EXPLANATORY NOTE

Ligand Pharmaceuticals Incorporated (“the Company”) is filing this Amendment on Form 10-Q/A (“Amended Form 10-Q”) to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (the “Original Form 10-Q”), which was originally filed with the Securities and Exchange Commission (“SEC”) on May 9, 2016 (the “Original Filing Date”), to restate the Company’s consolidated financial statements for the quarter ended March 31, 2016.

The Company is filing this Amended Form 10-Q to amend Item 1 (Financial Statements), Item 1A (Risk Factors), Item 4 (Controls and Procedures) of Part I and Item 6 (Exhibits) of Part II to correct errors relating to the Company's net operating loss (NOL) carryforward benefits in the United States which resulted in an overstatement of deferred tax assets (DTA) at March 31, 2016 and December 31, 2015.  In connection with three acquisitions that were completed prior to February 2010, the Company recognized DTAs for a portion of the NOLs, which included capitalized research and development expenses, obtained from the acquired businesses. From the time of the acquisitions until September 2015, there was a full valuation allowance against all of the Company’s NOLs, including those obtained from the entities acquired. In September 2015, the Company concluded that it was more likely than not that a substantial portion of its deferred tax assets would be realized through future taxable income. As a result, the Company released the majority of its DTA valuation allowance, including $27.5 million related to NOLs recognized as part of the businesses acquired prior to February of 2010.

During the quarter ended September 30, 2016, the Company concluded that for accounting purposes the approximately $27.5 million of DTAs that were obtained upon acquiring the businesses prior to February of 2010 did not meet the more likely-than-not criterion for recognition in 2015 and that the related valuation allowance should not have been reversed. In reviewing its prior-year accounting as part of the 2016 third quarter close process, the Company re-evaluated its accounting for income taxes with the assistance of additional third-party tax professionals and determined that the Company's income tax benefit and net income for the year ended December 31, 2015 were overstated by $27.5 million each as were the Company's DTAs at March 31, 2016.

The Company also recorded adjustments to the consolidated financial statements as part of this restatement relating to the classification of our 2019 Convertible Senior Notes. As of December 31, 2015, the Company's last reported sale price exceeded the 130% threshold described in Note 6 - "Financing Arrangements" and accordingly the 2019 Convertible Senior Notes of $202.0 million should have been reclassified as a current liability as of December 31, 2015. As a result, the related unamortized discount of $39.6 million previously classified within stockholder’s equity was reclassified as temporary equity component of currently redeemable convertible notes on our Consolidated Balance Sheet.

The following adjustments have been made to the March 31, 2016 and December 31, 2015 amounts that were included in the Original Form 10-Q and are reflected in the balances included in this Amended Form 10-Q herein:

•	Decrease in deferred tax assets by $27.5 million as of June, 30 2016 and December 31, 2015

•	Increase in accumulated deficit by $27.5 million as of June 30, 2016 and December 31, 2015

•	Increase to current 2019 convertible senior notes, net and decrease to non-current 2019 convertible senior notes, net by $202.0 million as of December 31, 2015

•	Increase to temporary equity component of currently redeemable convertible notes and a decrease to additional paid-in capital by $39.6 million as of December 31, 2015

The above mentioned errors and adjustments had no impact on the Company's results of operations or cash flows for the three-months ended March 31, 2016.

This Amended Form 10-Q has not modified or updated the information in the Original Form 10-Q, except as necessary to reflect the effects of the restatement, which took into consideration subsequent information about conditions that existed at March 31, 2016. This Amended Form 10-Q continues to speak as of the dates described herein, and the disclosures contained in the Original Form 10-Q do not reflect any events that occurred subsequent to the Original Filing Date.

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

LIGAND PHARMACEUTICALS INCORPORATED
QUARTERLY REPORT

FORM 10-Q

GLOSSARY OF TERMS AND ABBREVIATIONS
Abbreviation	Definition
2019 Convertible Senior Notes	$245.0 million aggregate principal amount of convertible senior unsecured notes due 2019
Amgen	Amgen, Inc.
AOCI	Accumulated Other Comprehensive Income
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Company	Ligand Pharmaceuticals Incorporated, including subsidiaries
CorMatrix	CorMatrix Cardiovascular, Inc.
CVR	Contingent value right
CyDex	CyDex Pharmaceuticals, Inc.
Amended ESPP	Employee Stock Purchase Plan, as amended and restated
Eisai	Eisai Incorporated
EMA	European Medicines Agency
FASB	Financial Accounting Standards Board
FDA	Food and Drug Administration
FSGS	Focal segmental glomerulosclerosis
GAAP	Generally accepted accounting principles in the United States
IPO	Initial public offering
IPR&D	In-Process Research and Development
Ligand	Ligand Pharmaceuticals Incorporated, including subsidiaries
LSA	Loan and Security Agreement
Metabasis	Metabasis Therapeutics, Inc.
MLA	Master License Agreement
NOLs	Net Operating Losses
OMT	OMT, Inc. or Open Monoclonal Technology, Inc.
Par	Par Pharmaceutical, Inc.
Pfizer	Pfizer Inc.
Retrophin	Retrophin Inc.
SEC	Securities and Exchange Commission
Selexis	Selexis, SA
TPE	Third-party evidence
VIE	Variable interest entity
Viking	Viking Therapeutics
Viking IPO	Viking's initial public offering
VSOE	Vendor-specific objective evidence

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
LIGAND PHARMACEUTICALS INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share data)

	March 31, 2016	December 31, 2015
	(unaudited) (restated)	(a) (restated)
ASSETS
Current assets:
Cash and cash equivalents	$31,293	$97,428
Short-term investments	81,908	102,791
Accounts receivable	11,779	6,170
Note receivable from Viking Therapeutics	4,767	4,782
Inventory	1,750	1,633
Other current assets	1,562	1,908
Total current assets	133,059	214,712
Deferred income taxes	129,777	189,083
Investment in Viking Therapeutics	28,118	29,728
Intangible assets, net	212,823	48,347
Goodwill	72,997	12,238
Commercial license rights	8,546	8,554
Property and equipment, net	567	372
Other assets	70	27
Total assets	$585,957	$503,061
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,688	$4,083
Accrued liabilities	3,669	5,397
Current contingent liabilities	5,285	10,414
Current lease exit obligations	577	934
2019 convertible senior notes, net	—	201,985
Other current liabilities	21	8
Total current liabilities	12,240	222,821
Long-term debt, net	204,653	—
Long-term contingent liabilities	4,022	3,033
Other long-term liabilities	446	297
Total liabilities	221,361	226,151
Commitments and Contingencies
Equity component of currently redeemable convertible notes (Note 6)	—	39,628
Stockholders' equity:
Common stock, $0.001 par value; 33,333,333 shares authorized; 20,815,636 and 19,949,012 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	21	20
Additional paid-in capital	783,890	661,850
Accumulated other comprehensive income	3,568	4,903
Accumulated deficit	(422,883)	(429,491)
Total stockholders' equity attributable to Ligand Pharmaceuticals	364,596	237,282
Total liabilities and stockholders' equity	$585,957	$503,061
(a) See restatement discussion in footnote 1

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

Diluted earnings per share data(2)
Income from continuing operations	$0.26	$0.04
Income from discontinued operations	0.03	—
Net income	$0.30	$0.04

Shares used for computation (in thousands)
Basic	20,708	19,612
Diluted	22,284	20,631
(1) Excludes amortization of intangibles.
(2) The sum of net income per share amounts may not equal the totals due to rounding

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

Basis of Presentation

The Company’s accompanying unaudited condensed consolidated financial statements as of March 31, 2016 and for the three months ended March 31, 2016 and 2015 have been prepared in accordance with GAAP for interim financial information. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations of the Company and its subsidiaries, have been included. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. These financial statements should be read in conjunction with the consolidated financial statements and notes therein included in the Company’s annual report on Form 10-K/A for the year ended December 31, 2015 filed on November 14, 2016.

Restatement

The Company has restated its financial statements for the year ended December 31, 2015 to correct errors relating to the Company's net operating loss (NOL) carryforward benefits in the United States which resulted in an overstatement of deferred tax assets (DTA) at December 31, 2015 and March 31, 2016.  In connection with three acquisitions that were completed prior to February 2010, the Company recognized DTAs for a portion of the NOLs, which included capitalized research and development expenses, obtained from the acquired businesses. From the time of the acquisitions until September 2015, there was a valuation allowance against all of the Company’s NOLs, including those obtained from the entities acquired. In September 2015, the Company concluded that it was more likely than not that a substantial portion of it deferred tax assets would be realized through future taxable income. As a result, the Company released the majority of its DTA valuation allowance in full, including $27.5 million related to NOLs recognized as part of the businesses acquired prior to February of 2010.

During the quarter ended September 30, 2016, the Company concluded that for accounting purposes the approximately $27.5 million of DTAs that were obtained upon acquiring the businesses prior to February of 2010 did not meet the more likely-than-not criterion for recognition in 2015 and that the related valuation allowance should not have been reversed. As a result, the Company's income tax benefit and net income for the year ended December 31, 2015 were overstated by $27.5 million each as were the Company's DTAs at March 31, 2016.

Based on the materiality guidelines contained in SEC Staff Accounting Bulletin No. 99, Materiality, and SEC Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements in Current Year Financial Statements, the Company believes that the income tax adjustment is material to its financial statements for periods subsequent to and including the year ended December 31, 2015. Accordingly, the Company determined that it would restate prior period financial statements and amend its previously filed affected filings, including its March 31, 2016 report on Form 10-Q and December 31, 2015 report on Form 10-K.

The Company also recorded adjustments as part of this restatement related to the classification of our 2019 Convertible Senior Notes. As of December 31, 2015, the Company's last reported sale price exceeded the 130% threshold described in Note 6 - "Financing Arrangements" and accordingly the 2019 Convertible Senior Notes have been reclassified as a current liability as of December 31, 2015. As a result, the related unamortized discount of $39.6 million previously classified within stockholder's equity was reclassified as temporary equity component of currently redeemable convertible notes on our Condensed Consolidated Balance Sheet.

The effects of these prior period corrections are as follows:

	As of December 31, 2015
	As Reported	Adjustments	As Restated
Deferred income taxes	$216,564	$(27,481)	$189,083
Total assets(1)	530,542	(27,481)	503,061
2019 convertible senior notes, net - current	—	201,985	201,985
Total current liabilities	20,836	201,985	222,821
2019 convertible senior notes, net - long term(1)	201,985	(201,985)	—
Equity component of currently redeemable convertible notes (Note 5)	—	39,628	39,628
Additional paid-in capital	701,478	(39,628)	661,850
Accumulated deficit	(402,010)	(27,481)	(429,491)
Total stockholders' equity	304,391	(67,109)	237,282
Total liabilities and stockholders' equity(1)	530,542	(27,481)	503,061
(1) $3.4 million of unamortized issuance cost was reclassified to debt discount in the concurrently filed 2015 10-K/A form that it is filed after the Company's retrospective adoption of ASU 2015-03, Interest-Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs in Q1 2016.

	As of March 31, 2016
	As Reported	Adjustments	As Restated
Deferred income taxes	$157,258	(27,481)	$129,777
Total assets	613,438	(27,481)	585,957
Accumulated deficit	(395,402)	(27,481)	(422,883)
Total stockholders' equity	392,077	(27,481)	364,596
Total liabilities and stockholders' equity	613,438	(27,481)	585,957

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

In accordance with accounting guidance for debt related to conversion and other options, the Company separately accounted for the debt and equity components of the 2019 Convertible Senior Notes by allocating the $245.0 million total proceeds between the debt component and the embedded conversion option, or equity component, due to Ligand's ability to settle the 2019 Convertible Senior Notes in cash for the principal portion and to settle any premium in cash or common stock, at the Company's election. The debt allocation was performed in a manner that reflected the Company's non-convertible borrowing rate for similar debt of 5.83% derived from independent valuation analysis. The initial debt value of $192.5 million accretes at 5.83% to reach $245.0 million at the maturity date. The equity component of the 2019 Convertible Senior Notes was recognized as a debt discount and represents the difference between the $245.0 million proceeds at issuance of the 2019 Convertible Senior Notes and the fair value of the debt allocation on their respective issuance dates. The debt discount is amortized to interest expense using the effective interest method over the expected life of a similar liability without an equity component. The notes will have a dilutive effect to the extent the average market price per share of common stock for a given reporting period exceeds the conversion price of $75.05. As of March 31, 2016, the “if-converted value” exceeded the principal amount of the 2019 Convertible Senior Notes by $104.6 million.

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

7. Income Tax

The Company's income tax provision from continuing operations for the three months ended March 31, 2016 was $3.7 million. The Company's income tax provision from discontinued operations for the three months ended March 31, 2016 was $0.4 million. The Company's income tax provision from continuing operations for the three months ended March 31, 2015 was $15,000.

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

As of March 31, 2016, the Company had unrecognized tax benefits of approximately $33.6 million related to uncertain tax positions that, if recognized, would result in adjustments to the related deferred tax assets and reduce our annual effective tax rate, subject to the remaining valuation allowance.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit pursuant to the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

As described in Item 9A of Amendment No.1 to our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2015, we identified material weaknesses in our internal control over financial reporting related to:

(1) the design of our internal control over the tax accounting for complex transactions that have a significant tax impact, specifically, management did not have adequate supervision and review of certain technical tax accounting performed by third party tax specialists.

(2) the design of our internal control over the presentation and disclosure of our 2019 convertible senior notes, specifically, management review control is not precise and adequate to capture the appropriate presentation and disclosure of our 2019 convertible senior notes that is triggered by certain specific contractual conditions.

To remediate the material weakness described in bullet point (1) above and to prevent similar deficiencies in the future, we are currently evaluating additional controls and procedures, which may include:

•engagement of additional independent third party tax specialists to assist or review in the tax accounting for non-routine, complex transactions

•additional training for staff involved in the tax accounting for non-routine, complex transactions

With regards to the material weakness described in bullet point (2) above, subsequent to December 31, 2015, management has implemented additional controls and procedures related to management review of the presentation and disclosures of our 2019 convertible senior notes, which include:

•developed and refined certain spreadsheet tools to review various inputs including our stock price, which would trigger the early conversion conditions under the debt indenture agreement

•additional management review of the presentation including the classification of our 2019 convertible senior notes

Management will continue to strive to improve the respective process and controls over the presentation and disclosure of our convertible debt. However, the material weaknesses will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Except for the changes mentioned above, there have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter of the fiscal year to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have restated prior consolidated financial statements, which may lead to additional risks and uncertainties, including loss of investor confidence.

We have restated our consolidated financial statements as of and for the year ended December 31, 2015 (including the third quarter within that year) and for the first and second quarters of fiscal year 2016 in order to correct certain accounting errors as described in Restated Financials in "Note 1 Summary of significant accounting policies" to the condensed consolidated financial statements (the Restatement). For a description of the material weaknesses in our internal control over financial reporting identified by management in connection with the Restatement and management’s plan to remediate those material weaknesses, see “Part I, Item 4 - Controls and Procedures.”

As a result of the Restatement, we have become subject to possible additional costs and risks, including (a) accounting and legal fees incurred in connection with the Restatement and (b) a possible loss of investor confidence.
.
We have identified material weaknesses in our internal control over financial reporting that, if not remediated, could result in additional material misstatements in our financial statements.
As described in “Part II, Item 9A - Controls and Procedures.” of amended Annual Report on Form 10-K/A for the year ended December 31, 2015, management identified control deficiencies that represent material weaknesses. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of the identified material weaknesses, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2015. See “Part II, Item 9A - Controls and Procedures.” of our amended Annual Report on Form 10-K/A for the year ended December 31, 2015.

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

Date:	November 14, 2016	By:	/s/ Matthew Korenberg
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