Form 10-Q/A
period 2016-06-30
LIGAND PHARMACEUTICALS INC
filed 2016-11-15
CIK 886163

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

EXPLANATORY NOTE

Ligand Pharmaceuticals Incorporated (“the Company”) is filing this Amendment on Form 10-Q/A (“Amended Form 10-Q”) to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 (the “Original Form 10-Q”), which was originally filed with the Securities and Exchange Commission (“SEC”) on August 4, 2016 (the “Original Filing Date”), to restate the Company’s consolidated financial statements for the quarter ended June 30, 2016.

The Company is filing this Amended Form 10-Q to amend Item 1 (Financial Statements), Item 1A (Risk Factors), Item 4 (Controls and Procedures) of Part I and Item 6 (Exhibits) of Part II to correct errors relating to the Company's net operating loss (NOL) carryforward benefits in the United States which resulted in an overstatement of deferred tax assets (DTA) at June 30, 2016 and December 31, 2015.  In connection with three acquisitions that were completed prior to February 2010, the Company recognized DTAs for a portion of the NOLs, which included capitalized research and development expenses, obtained from the acquired businesses. From the time of the acquisitions until September 2015, there was a full valuation allowance against all of the Company’s NOLs, including those obtained from the entities acquired. In September 2015, the Company concluded that it was more likely than not that a substantial portion of it deferred tax assets would be realized through future taxable income. As a result, the Company released the majority of its DTA valuation allowance in full, including $27.5 million related to NOLs recognized as part of the businesses acquired prior to February of 2010.

During the quarter ended September 30, 2016, the Company concluded that for accounting purposes the approximately $27.5 million of DTAs that were obtained upon acquiring the businesses prior to February of 2010 did not meet the more likely-than-not criterion for recognition in 2015 and that the related valuation allowance should not have been reversed. In reviewing its prior-year accounting as part of the 2016 third quarter close process, the Company re-evaluated its accounting for income taxes with the assistance of additional third-party tax professionals and determined that the Company's income tax benefit and net income for the year ended December 31, 2015 were overstated by $27.5 million each as were the Company's DTAs at June 30, 2016.

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

    In connection with the restatement, we also corrected an immaterial error related to stock-based compensation in the amount of $0.4 million for the three and six month period ended June 30, 2016.

The following adjustments have been made to the June 30, 2016 and December 31, 2015 amounts that were included in the Original Form 10-Q and are reflected in the balances included in this Amended Form 10-Q herein:

•	Decrease in deferred tax assets by $27.5 million as of June 30, 2016 and December 31, 2015

•	Increase in accumulated deficit by $27.5 million as of June 30, 2016 and December 31, 2015

•	Increase to current 2019 convertible senior notes, net and decrease to non-current 2019 convertible senior notes, net by $202.0 million as of December 31, 2015

•	Increase in temporary equity component of currently redeemable convertible notes by $34.7 million and $39.6 million as of June 30, 2016 and December 31, 2015, respectively

•	Decrease to additional paid-in capital by $34.7 million and $39.6 million as of June 30, 2016 and December 31, 2015, respectively.

•	Increase in research and development expense by $0.4 million for the three and six month periods ended June 30, 2016.

•	Increase in accumulated deficit by $0.4 million as of June 30, 2016.

The above mentioned errors and adjustments had no impact on the Company's cash flows for the six-months ended June 30, 2016.

This Amended Form 10-Q has not modified or updated the information in the Original Form 10-Q, except as necessary to reflect the effects of the restatement, which took into consideration subsequent information about conditions that existed at June 30, 2016. This Amended Form 10-Q continues to speak as of the dates described herein, and the disclosures contained in the Original Form 10-Q do not reflect any events that occurred subsequent to the Original Filing Date.

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

LIGAND PHARMACEUTICALS INCORPORATED
QUARTERLY REPORT

FORM 10-Q

GLOSSARY OF TERMS AND ABBREVIATIONS
Abbreviation	Definition
2019 Convertible Senior Notes	$245.0 million aggregate principal amount of convertible senior unsecured notes due 2019
Amgen	Amgen, Inc.
AOCI	Accumulated Other Comprehensive Income
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Company	Ligand Pharmaceuticals Incorporated, including subsidiaries
CorMatrix	CorMatrix Cardiovascular, Inc.
CVR	Contingent value right
CyDex	CyDex Pharmaceuticals, Inc.
Amended ESPP	Employee Stock Purchase Plan, as amended and restated
Eisai	Eisai Incorporated
EMA	European Medicines Agency
FASB	Financial Accounting Standards Board
FDA	Food and Drug Administration
FSGS	Focal segmental glomerulosclerosis
GAAP	Generally accepted accounting principles in the United States
IPO	Initial public offering
IPR&D	In-Process Research and Development
Ligand	Ligand Pharmaceuticals Incorporated, including subsidiaries
LSA	Loan and Security Agreement
Metabasis	Metabasis Therapeutics, Inc.
MLA	Master License Agreement
NOLs	Net Operating Losses
OMT	OMT, Inc. or Open Monoclonal Technology, Inc.
Par	Par Pharmaceuticals, Inc.
Pfizer	Pfizer Inc.
Retrophin	Retrophin Inc.
SEC	Securities and Exchange Commission
Selexis	Selexis, SA
TPE	Third-party evidence
VIE	Variable interest entity
Viking	Viking Therapeutics
Viking IPO	Viking's initial public offering
VSOE	Vendor-specific objective evidence

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
LIGAND PHARMACEUTICALS INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share data)

	June 30, 2016 (unaudited) (restated)	December 31, 2015 (restated)
ASSETS
Current assets:
Cash and cash equivalents	$61,350	$97,428
Short-term investments	45,603	102,791
Accounts receivable	9,966	6,170
Note receivable from Viking Therapeutics	3,207	4,782
Inventory	3,835	1,633
Other current assets	2,602	1,908
Total current assets	126,563	214,712
Deferred income taxes	133,595	189,083
Investment in Viking Therapeutics	18,733	29,728
Intangible assets, net	210,142	48,347
Goodwill	72,360	12,238
Commercial license rights, net	26,141	8,554
Property and equipment, net	1,181	372
Other assets	603	27
Total assets	$589,318	$503,061
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,336	$4,083
Accrued liabilities	4,951	5,397
Current contingent liabilities	5,337	10,414
Current lease exit obligations	239	934
2019 convertible senior notes, net	207,363	201,985
Other current liabilities	121	8
Total current liabilities	220,347	222,821
2019 convertible senior notes, net	—	—
Long-term contingent liabilities	4,138	3,033
Other long-term liabilities	398	297
Total liabilities	224,883	226,151
Commitments and Contingencies
Equity component of currently redeemable convertible notes (Note 6)	34,673	39,628
Stockholders' equity:
Common stock, $0.001 par value; 33,333,333 shares authorized; 20,853,127 and 19,949,012 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	21	20
Additional paid-in capital	755,049	661,850
Accumulated other comprehensive income	3,745	4,903
Accumulated deficit	(429,053)	(429,491)
Total stockholders' equity attributable to Ligand Pharmaceuticals	329,762	237,282
Total liabilities and stockholders' equity	$589,318	$503,061
(a) See restatement discussion in footnote 1
See accompanying notes.

LIGAND PHARMACEUTICALS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2016 restated	2015	2016 restated	2015
Revenues:
Royalties	$9,754	$6,606	$24,144	$16,893
Material sales	3,886	10,681	9,227	14,410
License fees, milestones and other revenues	5,881	1,131	15,798	1,717
Total revenues	19,521	18,418	49,169	33,020
Operating costs and expenses:
Cost of sales (1)	720	2,600	1,675	3,673
Amortization of intangibles	2,681	594	5,206	1,188
Research and development	4,914	3,416	8,915	6,784
General and administrative	6,863	7,225	13,691	13,219
Lease exit and termination costs	374	218	618	441
Total operating costs and expenses	15,552	14,053	30,105	25,305
Income from operations	3,969	4,365	19,064	7,715
Other (expense) income:
Interest expense, net	(3,051)	(2,969)	(6,055)	(5,945)
Increase in contingent liabilities	(332)	(7,274)	(1,638)	(7,277)
Gain on deconsolidation of Viking Therapeutics	—	28,190	—	28,190
Loss from Viking Therapeutics	(11,138)	(870)	(12,743)	(870)
Other income, net	501	850	892	404
Total other (expense) income, net	(14,020)	17,927	(19,544)	14,502
Income (loss) before income taxes	(10,051)	22,292	(480)	22,217
Income tax benefit (expense)	3,881	(265)	187	(279)
(Loss) income from operations	(6,170)	22,027	(293)	21,938
Discontinued operations:
Gain on sale of Oncology Product Line before income taxes	—	—	1,139	—
Income tax expense on discontinued operations	—	—	(408)	—
Income from discontinued operations	—	—	731	—
Net (loss) income including noncontrolling interests:	(6,170)	22,027	438	21,938
Less: Net loss attributable to noncontrolling interests	—	(1,537)	—	(2,380)
Net (loss) income	$(6,170)	$23,564	$438	$24,318
Per share amounts attributable to Ligand common shareholders:
Basic earnings (loss) per share data(2)
(Loss) income from continuing operations	$(0.30)	$1.19	$(0.01)	$1.24
Income from discontinued operations	—	—	0.04	—
Net (loss) income	$(0.30)	$1.19	$0.02	$1.24

Diluted earnings per share data(2)
(Loss) income from continuing operations	$(0.30)	$1.11	$(0.01)	$1.16
Income from discontinued operations	—	—	0.04	—
Net (loss) income	$(0.30)	$1.11	$0.02	$1.16

Shares used for computation (in thousands)
Basic	20,832	19,725	20,765	19,668
Diluted	20,832	21,276	20,765	20,953
(1) Excludes amortization of intangibles.

(2) The sum of net income per share amounts may not equal the totals due to rounding

See accompanying notes.

LIGAND PHARMACEUTICALS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2016 restated	2015	2016 restated	2015
Net (loss) income:	$(6,170)	$23,564	$438	$24,318
Unrealized net gain (loss) on available-for-sale securities, net of tax	539	3,230	(559)	7,844
Less: Reclassification of net realized gains included in net (loss) income, net of tax	(364)	(1,300)	(600)	(1,533)
Comprehensive income (loss)	$(5,995)	$25,494	$(721)	$30,629

See accompanying notes.

LIGAND PHARMACEUTICAL INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six months ended
	June 30,
	2016 restated	2015
Operating activities
Net income including noncontrolling interests	$438	$21,938
Less: gain from discontinued operations	731	—
Income from continuing operations	(293)	21,938
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operating activities:
Non-cash change in estimated fair value of contingent liabilities	1,638	7,277
Realized gain on sale of short-term investment	(602)	(502)
Gain on write-off of assets	133	—
Depreciation and amortization	5,388	1,296
Amortization of discount on investments, net	331	(34)
Amortization of debt discount and issuance fees	5,378	5,058
Stock-based compensation	8,766	6,675
Deferred income taxes	187	268
Accretion of note payable	—	16
Gain on deconsolidation of Viking Therapeutics	—	(28,190)
Change in fair value of the Viking convertible debt receivable and warrants	(310)	—
Loss from Viking Therapeutics	12,743	870
Changes in operating assets and liabilities:
Accounts receivable	(3,791)	7,102
Inventory	(2,202)	(533)
Other current assets	(629)	(462)
Other long-term assets	(42)	(598)
Accounts payable and accrued liabilities	(3,323)	(3,107)
Restricted investments	—	661
Deferred revenue	113	(110)
Net cash provided by operating activities	23,485	17,625
Investing activities
Purchase of commercial license rights	(17,691)	(4,030)
Payments to CVR holders and other contingency payments	(5,635)	(3,663)
Purchases of property and equipment	(1,021)	(27)
Cash paid for acquisition, net of cash acquired	(92,504)	—
Purchase of short-term investments	(49,892)	(60,432)
Purchase of Viking common stock and warrants	(700)	(9,000)
Proceeds from sale of property and equipment	—	1
Proceeds received from repayment of Viking note receivable	300	—
Reduction of cash due to deconsolidation of Viking	—	(247)
Proceeds from sale of short-term investments	22,077	2,378
Proceeds from maturity of short-term investments	83,523	—
Net cash used in investing activities	(61,543)	(75,020)
Financing activities
Net proceeds from stock option exercises and ESPP	2,482	5,430
Purchase of common stock for RSU vesting	(502)	—
Net cash provided by financing activities	1,980	5,430
Net decrease in cash and cash equivalents	(36,078)	(51,965)
Cash and cash equivalents at beginning of period	97,428	160,203
Cash and cash equivalents at end of period	$61,350	$108,238

Supplemental disclosure of cash flow information
Interest paid	$919	$903
Taxes paid	36	13
Supplemental schedule of non-cash activity
Stock issued for acquisition, net of issuance cost	(77,615)	—
Stock and warrant received for repayment of Viking notes receiveable	1,200	—
Unrealized gain (loss) on AFS investments	(1,198)	7,844
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

Basis of Presentation

The Company’s accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations of the Company and its subsidiaries, have been included. Interim financial results are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the consolidated financial statements and notes therein included in the Company’s annual report on Form 10-K for the year ended December 31, 2015 filed on November 14, 2016.

Restatement

The Company has restated its financial statements for the year ended December 31, 2015 to correct errors relating to the Company's net operating loss (NOL) carryforward benefits in the United States which resulted in an overstatement of deferred tax assets (DTA) at December 31, 2015 and June 30, 2016.  In connection with three acquisitions that were completed prior to February 2010, the Company recognized DTAs for a portion of the NOLs, which included capitalized research and development expenses, obtained from the acquired businesses. From the time of the acquisitions until September 2015, there was a valuation allowance against all of the Company’s NOLs, including those obtained from the entities acquired. In September 2015, the Company concluded that it was more likely than not that a substantial portion of its deferred tax assets would be realized through future taxable income. As a result, the Company released the majority of its DTA valuation allowance in full, including $27.5 million related to NOLs recognized as part of the businesses acquired prior to February of 2010.

During the quarter ended September 30, 2016, the Company concluded that for accounting purposes the approximately $27.5 million of DTAs that were obtained upon acquiring the businesses prior to February of 2010 did not meet the more likely-than-not criterion for recognition in 2015 and that the related valuation allowance should not have been reversed. As a result, the Company's income tax benefit and net income for the year ended December 31, 2015 were overstated by $27.5 million each as were the Company's DTAs at June 30, 2016.

Based on the materiality guidelines contained in SEC Staff Accounting Bulletin No. 99, Materiality, and SEC Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements in Current Year Financial Statements, the Company believes that the income tax adjustment is material to its financial statements for periods subsequent to and including the year ended December 31, 2015. Accordingly, the Company determined that it would restate prior period financial statements and amend its previously filed affected filings, including its June 30, 2016 report on Form 10-Q and December 31, 2015 report on 10-K.

The Company also recorded adjustments as part of this restatement related to the classification of our 2019 Convertible Senior Notes. As of December 31, 2015, the Company's last reported sale price exceeded the 130% threshold described in Note 6 - "Financing Arrangements" and accordingly the 2019 Convertible Senior Notes have been reclassified as a current liability as of December 31, 2015. As a result, the related unamortized discount of $39.6 million previously classified within stockholders'

equity was reclassified as temporary equity component of currently redeemable convertible notes on our Condensed Consolidated Balance Sheet.

We also corrected an immaterial error related to stock-based compensation in the amount of $0.4 million for the three and six month period ended June 30, 2016.  As a result, research and development expenses for the three and six months ended is $4.9 million and $8.9 million, respectively.  This correction decreased earnings per share by $0.02.

The effects of these prior period corrections are as follows:

	As of December 31, 2015
	As Reported	Adjustments	As Restated
Deferred income taxes	$216,564	$(27,481)	$189,083
Total assets(1)	530,542	(27,481)	503,061
2019 convertible senior notes, net - current	—	201,985	201,985
Total current liabilities	20,836	201,985	222,821
2019 convertible senior notes, net - long term(1)	201,985	(201,985)	—
Equity component of currently redeemable convertible notes (Note 6)	—	39,628	39,628
Additional paid-in capital	701,478	(39,628)	661,850
Accumulated deficit	(402,010)	(27,481)	(429,491)
Total stockholders' equity	304,391	(67,109)	237,282
Total liabilities and stockholders' equity(1)	530,542	(27,481)	503,061
(1) $3.4 million of unamortized issuance cost was reclassified to debt discount in the concurrently filed 10-K/A form that it is filed after the Company's retrospective adoption of ASU 2015-03, Interest-Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs in Q1 2016.

	As of June 30, 2016
	As Reported	Adjustments	As Restated
Deferred income taxes	$161,076	(27,481)	$133,595
Total assets	616,799	(27,481)	589,318
Accumulated deficit	(401,165)	(27,888)	(429,053)
Equity component of currently redeemable convertible notes	—	34,673	34,673
Additional paid in capital	789,315	(34,266)	755,049
Total stockholders' equity	391,916	(62,154)	329,762
Total liabilities and stockholders' equity	616,799	(27,481)	589,318

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

Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted income (loss) per share is computed by dividing net income by the weighted-average number of common shares and common stock equivalents of all dilutive securities calculated using the treasury stock method and the if-converted method. The total number of potentially dilutive securities including stock options and warrants excluded from the computation of diluted income per share because their inclusion would have been anti-dilutive was 5.3 million for the period ended June 30, 2015. In loss periods, basic net loss per share and diluted net loss per share are identical since the effect of otherwise dilutive potential common shares is anti-dilutive and therefore excluded.

The following table presents the computation of basic and diluted net income (loss) per share for the periods indicated (in thousands, except per share amounts) as restated for the impact of the $0.4 million adjustment to net income (loss) per share:

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Net (loss) income from continuing operations	$(6,170)	$23,564	$(293)	$24,318
Net income from discontinued operations	—	—	731	—
Net (loss) income	$(6,170)	$23,564	$438	$24,318

Shares used to compute basic income per share	20,831,809	19,725,410	20,765,053	19,668,183
Dilutive potential common shares:
Restricted stock	—	42,836	—	52,187
Stock options	—	1,044,926	—	1,001,147
2019 convertible senior notes	—	463,232	—	231,617
Shares used to compute diluted income per share	20,831,809	21,276,404	20,765,053	20,953,134

Basic per share amounts(2):
(Loss) income from continuing operations	$(0.30)	$1.19	$(0.01)	$1.24
Income from discontinued operations	—	—	0.04	—
Basic net (loss) income per share	$(0.30)	$1.19	$0.02	$1.24

Diluted per share amounts(2):
(Loss) income from continuing operations	$(0.30)	$1.11	$(0.01)	$1.16
Income from discontinued operations	—	—	0.04	—
Diluted net (loss) income per share	$(0.30)	$1.11	$0.02	$1.16
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

Stock-Based Compensation

Stock-based compensation expense for awards to employees and non-employee directors is recognized on a straight-line basis over the vesting period until the last tranche vests. The following table summarizes stock-based compensation expense recorded as components of research and development expenses and general and administrative expenses for the periods indicated (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Stock-based compensation expense as a component of:
Research and development expenses	$2,089	$1,253	$3,674	$2,174
General and administrative expenses	2,558	2,507	5,092	4,501
	$4,647	$3,760	$8,766	$6,675

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

The following table presents supplemental pro forma information for the three and six months ended June 30, 2016 and June 30, 2015, as if the acquisition of OMT had occurred on January 1, 2015 (in thousands except for EPS):

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenue	$19,521	$19,818	$51,645	$36,971
Net (loss) income	$(6,170)	$19,483	$2,758	$18,166

Basic (loss) income per share:	$(0.30)	$0.99	$0.13	$0.92
Diluted (loss) income per share:	$(0.30)	$0.92	$0.13	$0.87

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

(3)
The fair value of the convertible note receivable from Viking was determined using a probability weighted option pricing model using a lattice methodology. The fair value is subjective and is affected by certain significant input to the valuation model such as the estimated volatility of the common stock, which was estimated to be 75% at June 30, 2016. Changes in these assumptions may materially affect the fair value estimate.

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

As of June 30, 2016, the Company's last reported sale price has exceeded the 130% threshold described above and accordingly the Convertible Notes have been classified as a current liability as of June 30, 2016. As a result, the related unamortized discount of $34.7 million was classified as temporary equity component of currently redeemable convertible notes on our Condensed Consolidated Balance Sheet. The determination of whether or not the Convertible Notes are convertible as described above is made each quarter until maturity, conversion or repurchase. It is possible that the Convertible Notes may not be convertible in future periods, in which case the Convertible Notes would be classified as long-term debt, unless one of the other conversion events described above were to occur.

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

In accordance with accounting guidance for debt related to conversion and other options, the Company separately accounted for the debt and equity components of the 2019 Convertible Senior Notes by allocating the $245.0 million total proceeds between the debt component and the embedded conversion option, or equity component, due to Ligand's ability to settle the 2019 Convertible Senior Notes in cash for the principal portion and to settle any premium in cash or common stock, at the Company's election. The debt allocation was performed in a manner that reflected the Company's non-convertible borrowing rate for similar debt of 5.83% derived from independent valuation analysis. The initial debt value of $192.5 million accretes at 5.83% to reach $245.0 million at the maturity date. The equity component of the 2019 Convertible Senior Notes was recognized as a debt discount and represents the difference between the $245.0 million proceeds at issuance of the 2019 Convertible Senior Notes and the fair value of the debt allocation on their respective issuance dates. The debt discount is amortized to interest expense using the effective interest method over the expected life of a similar liability without an equity component. The notes will have a dilutive effect to the extent the average market price per share of common stock for a given reporting period exceeds the conversion price of $75.05. As of June 30, 2016, the “if-converted value” exceeded the principal amount of the 2019 Convertible Senior Notes by $144.4 million.

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

7. Income Tax

The Company's income tax benefit from continuing operations for the three and six months ended June 30, 2016 was $3.9 million. The Company's income tax expense from discontinued operations for the six months ended June 30, 2016 was $0.4 million. The Company's income tax provision from continuing operations for both the three and six months ended June 30, 2015 was $0.3 million.

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

As of June 30, 2016, the Company had unrecognized tax benefits of approximately $33.9 million related to uncertain tax positions that, if recognized, would result in adjustments to the related deferred tax assets and reduce our annual effective tax rate, subject to the remaining valuation allowance.

The Company files income tax returns in the U.S. and in various state jurisdictions with varying statutes of limitations. The Company is no longer subject to income tax examination by tax authorities for years prior to 2012; however, its net operating loss and research credit carry-forwards arising prior to that year are subject to adjustment. It is the Company's policy to recognize interest expense and penalties related to income tax matters as a component of income tax expense.  As of June 30, 2016, there was no material accrued interest related to uncertain tax positions.

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

Results of Operations

Three and six months ended June 30, 2016 and 2015
Total revenues for the three and six months ended June 30, 2016 were $19.5 million and $49.2 million, respectively, compared to $18.4 million and $33.0 million, respectively for the same periods in 2015. We reported a net loss of $6.2 million and net income of $0.4 million for the three and six months ended June 30, 2016, respectively, compared to net income of $23.6 million and $24.3 million, respectively, for the same periods in 2015.

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

Research and Development Expenses
Research and development expenses were $4.9 million and $8.9 million for the three and six months ended June 30, 2016, respectively, compared to $3.4 million and $6.8 million for the same periods in 2015, respectively. The increase for the three and six months ended June 30, 2016 is primarily due to stock based compensation expense and timing of internal development costs.

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

We had a net loss of $6.2 million for the quarter ended June 30, 2016. As of June 30, 2016, our cash, cash equivalents and marketable securities totaled $107.0 million, and we had a working capital deficit of $93.8 million. We believe that our currently available funds, cash generated from operations as well as existing sources of and access to financing will be sufficient to fund our anticipated operating, capital requirements and debt service requirement. We expect to build cash in future months as we continue to generate significant cash flow from royalty, license and milestone revenue and Captisol material sales primarily driven by continued increases in Promacta and Kyprolis sales, recent product approvals and regulatory developments, as well as revenue from anticipated new licenses and milestones. In addition, we anticipate that our liquidity needs can be met through other sources, including sales of marketable securities, borrowings through commercial paper and/or syndicated credit facilities and access to other domestic and foreign debt markets and equity markets.

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

The net cash provided for the first half of 2016 reflects net income of $0.4 million, adjusted by $33.7 million of non-cash items to reconcile net income to net cash generated from operations. These reconciling items primarily reflect stock-based compensation of $8.8 million, amortization of debt discount and issuance fees of $5.4 million, depreciation and amortization of $5.4 million, loss from Viking Therapeutics of $12.7 million, realized gain on investments of $0.6 million, $1.6 million increase in the estimated fair value of contingent liabilities, fair value adjustment for Viking note receivable and warrants of $0.3 million and deferred income taxes of $0.2 million. The cash generated during the six months ended June 30, 2016 is further impacted by changes in operating assets and liabilities due primarily to an increase in accounts receivable of $3.8 million, a decrease in accounts payable and accrued liabilities of $3.3 million and an increase in inventory of $2.2 million. Partially offsetting, cash generated for the period was impacted by a decrease in other current assets of $0.6 million.

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

As described in Item 9A of our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2015, we identified material weaknesses in our internal control over financial reporting related to:

(1) the design of our internal control over the tax accounting for complex transactions that have a significant tax impact, specifically, management did not have adequate supervision and review of certain technical tax accounting performed by third party tax specialists.

(2) the design of our internal control over the presentation and disclosure of our 2019 convertible senior notes, specifically, management review control is not precise and adequate to capture the appropriate presentation and disclosure of our convertible debt that is triggered by certain specific contractual conditions.

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

Management will continue to improve the respective process and controls over the presentation and disclosure of our convertible debt. However, the material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

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
As described in “Part II, Item 9A - Controls and Procedures.” of our amended Annual Report on Form 10-K/A for the year ended December 31, 2015, management identified control deficiencies that represent material weaknesses. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of the identified material weaknesses, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2015. See “Part II, Item 9A - Controls and Procedures.” of our amended Annual Report on Form 10-K/A for the year ended December 31, 2015.

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