Form 10-Q
period 2016-09-30
LIGAND PHARMACEUTICALS INC
filed 2016-11-15
CIK 886163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________________________
FORM 10-Q
________________________________________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2016
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

LIGAND PHARMACEUTICALS INCORPORATED
QUARTERLY REPORT

FORM 10-Q

GLOSSARY OF TERMS AND ABBREVIATIONS
Abbreviation	Definition
2019 Convertible Senior Notes	$245.0 million aggregate principal amount of convertible senior unsecured notes due 2019
Amgen	Amgen, Inc.
AOCI	Accumulated Other Comprehensive Income
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Company	Ligand Pharmaceuticals Incorporated, including subsidiaries
CorMatrix	CorMatrix Cardiovascular, Inc.
CVR	Contingent value right
CyDex	CyDex Pharmaceuticals, Inc.
DTA	Deferred Tax Asset
Amended ESPP	Employee Stock Purchase Plan, as amended and restated
Eisai	Eisai Incorporated
EMA	European Medicines Agency
FASB	Financial Accounting Standards Board
FDA	Food and Drug Administration
FSGS	Focal segmental glomerulosclerosis
GAAP	Generally accepted accounting principles in the United States
IPO	Initial public offering
IPR&D	In-Process Research and Development
Ligand	Ligand Pharmaceuticals Incorporated, including subsidiaries
LSA	Loan and Security Agreement
Metabasis	Metabasis Therapeutics, Inc.
MLA	Master License Agreement
NOLs	Net Operating Losses
OMT	OMT, Inc. or Open Monoclonal Technology, Inc.
Par	Par Pharmaceuticals, Inc.
Pfizer	Pfizer Inc.
Retrophin	Retrophin Inc.
SEC	Securities and Exchange Commission
Selexis	Selexis, SA
TPE	Third-party evidence
VIE	Variable interest entity
Viking	Viking Therapeutics
Viking IPO	Viking's initial public offering
VSOE	Vendor-specific objective evidence

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
LIGAND PHARMACEUTICALS INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share data)

	September 30, 2016	December 31, 2015 restated
ASSETS
Current assets:
Cash and cash equivalents	$86,580	$97,428
Short-term investments	37,535	102,791
Accounts receivable	6,586	6,170
Note receivable from Viking Therapeutics	3,207	4,782
Inventory	4,027	1,633
Other current assets	2,756	1,908
Total current assets	140,691	214,712
Deferred income taxes	133,486	189,083
Investment in Viking Therapeutics	17,339	29,728
Intangible assets, net	207,435	48,347
Goodwill	72,359	12,238
Commercial license rights, net	25,985	8,554
Property and equipment, net	1,826	372
Other assets	1,744	27
Total assets	$600,865	$503,061
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,757	$4,083
Accrued liabilities	6,675	5,397
Current contingent liabilities	5,079	10,414
Current lease exit obligations	—	934
2019 convertible senior notes, net	210,115	201,985
Other current liabilities	1,505	8
Total current liabilities	226,131	222,821
2019 convertible senior notes, net	—	—
Long-term contingent liabilities	3,933	3,033
Other long-term liabilities	408	297
Total liabilities	230,472	226,151
Commitments and Contingencies
Equity component of currently redeemable convertible notes (Note 5)	32,138	39,628
Stockholders' equity:
Common stock, $0.001 par value; 33,333,333 shares authorized; 20,898,889 and 19,949,012 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	28	20
Additional paid-in capital	762,576	661,850
Accumulated other comprehensive income	3,652	4,903
Accumulated deficit	(428,001)	(429,491)
Total stockholders' equity attributable to Ligand Pharmaceuticals	338,255	237,282
Total liabilities and stockholders' equity	$600,865	$503,061

See accompanying notes.

LIGAND PHARMACEUTICALS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015 restated	2016	2015 restated
Revenues:
Royalties	$15,698	$9,755	$39,842	$26,648
Material sales	4,219	6,046	13,445	20,456
License fees, milestones and other revenues	1,702	1,900	17,500	3,618
Total revenues	21,619	17,701	70,787	50,722
Operating costs and expenses:
Cost of sales (1)	999	1,250	2,674	4,923
Amortization of intangibles	2,706	593	7,912	1,780
Research and development	5,898	1,945	14,813	8,730
General and administrative	6,305	4,971	19,995	18,190
Lease exit and termination costs	245	345	863	786
Total operating costs and expenses	16,153	9,104	46,257	34,409
Income from operations	5,466	8,597	24,530	16,313
Other (expense) income:
Interest expense, net	(3,116)	(2,930)	(9,172)	(8,875)
Increase (decrease) in contingent liabilities	(958)	2,301	(2,595)	(4,976)
Gain on deconsolidation of Viking Therapeutics	—	—	—	28,190
Loss from Viking Therapeutics	(1,396)	(2,169)	(14,139)	(3,040)
Other income, net	1,215	1,485	2,107	1,889
Total other (expense) income, net	(4,255)	(1,313)	(23,799)	13,188
Income before income taxes	1,211	7,284	731	29,501
Income tax benefit (expense)	(160)	191,881	28	191,602
Income from operations	1,051	199,165	759	221,103
Discontinued operations:
Gain on sale of Oncology Product Line before income taxes	—	—	1,139	—
Income tax expense on discontinued operations	—	—	(408)	—
Income from discontinued operations	—	—	731	—
Net income including noncontrolling interests:	1,051	199,165	1,490	221,103
Less: Net loss attributable to noncontrolling interests	—	—	—	(2,380)
Net income	$1,051	$199,165	$1,490	$223,483
Per share amounts attributable to Ligand common shareholders:
Basic earnings per share data(2)
Income from continuing operations	$0.05	$10.01	$0.04	$11.32
Income from discontinued operations	—	—	0.04	—
Net income	$0.05	$10.01	$0.07	$11.32

Diluted earnings per share data (2)
Income from continuing operations	$0.05	$9.28	$0.03	$10.58
Income from discontinued operations	—	—	0.03	—
Net (loss) income	$0.05	$9.28	$0.07	$10.58

Shares used for computation (in thousands)
Basic	20,887	19,887	20,806	19,741
Diluted	22,997	21,460	22,742	21,122
(1) Excludes amortization of intangibles.

(2) The sum of net income per share amounts may not equal the totals due to rounding

See accompanying notes.

LIGAND PHARMACEUTICALS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015 restated	2016	2015 restated
Net income:	$1,051	$199,165	$1,490	$223,483
Unrealized net gain on available-for-sale securities, net of tax	978	(3,059)	367	1,978
Less: Reclassification of net realized gains included in net income, net of tax	(1,071)	(606)	(1,670)	(1,591)
Comprehensive income	$958	$195,500	$187	$223,870
(a) See restatement discussion in footnote 1
See accompanying notes.

LIGAND PHARMACEUTICAL INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine months ended
	September 30,
	2016	2015 Restated
Operating activities
Net income including noncontrolling interests	$1,490	$221,103
Less: income from discontinued operations	731	—
Income from continuing operations	759	221,103
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operating activities:
Non-cash change in estimated fair value of contingent liabilities	2,595	4,976
Realized gain on sale of short-term investment	(1,776)	(1,988)
Gain on disposal of assets	183	—
Depreciation and amortization	8,322	1,940
Amortization of discount on investments, net	510	73
Amortization of debt discount and issuance fees	8,130	7,646
Stock-based compensation	13,690	9,511
Deferred income taxes	347	(191,615)
Accretion of note payable	—	16
Gain on deconsolidation of Viking Therapeutics	—	(28,190)
Change in fair value of the Viking convertible debt receivable and warrants	(464)	—
Loss from Viking Therapeutics	14,139	3,040
Changes in operating assets and liabilities:
Accounts receivable	(411)	7,142
Inventory	(2,394)	(158)
Other current assets	(9)	(438)
Other long-term assets	(31)	(546)
Accounts payable and accrued liabilities	(3,079)	(4,993)
Restricted investments	—	661
Deferred revenue	1,497	(118)
Net cash provided by operating activities	42,008	28,062
Investing activities
Purchase of commercial license rights	(17,695)	(4,030)
Payments to CVR holders and other contingency payments	(7,055)	(4,941)
Purchases of property and equipment	(1,783)	(27)
Cash paid for acquisition, net of cash acquired	(92,504)	—
Purchase of short-term investments	(73,109)	(111,788)
Purchase of common stock in equity method investment	(1,000)	—
Purchase of Viking common stock and warrants	(700)	(9,000)
Proceeds from sale of property and equipment	—	1
Proceeds received from repayment of Viking note receivable	300	—
Reduction of cash due to deconsolidation of Viking	—	(247)
Proceeds from sale of short-term investments	23,387	5,680
Proceeds from maturity of short-term investments	113,694	22,967
Net cash used in investing activities	(56,465)	(101,385)
Financing activities
Net proceeds from stock option exercises and ESPP	4,608	7,379
Taxes paid related to net share settlement of equity awards	(999)	—
Share repurchase		(489)
Net cash provided by financing activities	3,609	6,890
Net decrease in cash and cash equivalents	(10,848)	(66,433)
Cash and cash equivalents at beginning of period	97,428	160,203
Cash and cash equivalents at end of period	$86,580	$93,770

Supplemental disclosure of cash flow information
Interest paid	$1,838	$1,822
Taxes paid	36	19
Supplemental schedule of non-cash activity
Stock issued for acquisition, net of issuance cost	(77,330)	—
Unsettled repurchase of common stock	(1,554)	—
Stock and warrant received for repayment of Viking notes receiveable	1,200	—
Accrued inventory purchases	—	—
Unrealized gain (loss) on AFS investments	(271)	3,082
(a) See restatement discussion in footnote 1
See accompanying notes

LIGAND PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Basis of Presentation and Summary of Significant Accounting Policies

Business

Ligand is a biopharmaceutical company with a business model based on developing or acquiring assets which generate royalty, milestone or other passive revenue for the Company and using a lean corporate cost structure. We operate in one business segment: development and licensing of biopharmaceutical assets.

Principles of Consolidation

The accompanying condensed consolidated financial statements include Ligand and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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
As a result, the Company's income tax benefit and net income for the year ended December 31, 2015 and the three and nine month periods ended September 30, 2015 were overstated by $27.5 million each.

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

The account balances labeled As Reported in the following tables as of December 31, 2015 and as of and for the three and nine months ended September 30, 2015 represent the previously reported amounts as presented in the Company's Annual Report on Form 10-K for the year ended December 31, 2015 and the Quarterly Report on Form 10-Q for the three months ended September 30, 2015, respectively.

The effects of these prior period corrections on the statement of operations and comprehensive income are as follows (in thousands except for per share data):

	Nine months ended September 30, 2015
	As Reported	Adjustments	As Restated
Income tax benefit	$219,083	$(27,481)	$191,602
Net income	250,964	(27,481)	223,483
Comprehensive income	251,351	(27,481)	223,870
Basic earnings per share	12.71	(1.39)	11.32
Diluted earnings per share data	11.88	(1.30)	10.58
Basic	19,741	—	19,741
Diluted	21,122	—	21,122

	Three months ended September 30, 2015
	As Reported	Adjustments	As Restated
Income tax benefit (expense)	$219,362	$(27,481)	$191,881
Net income	226,646	(27,481)	199,165
Comprehensive income	222,981	(27,481)	195,500
Basic earnings per share	11.40	(1.39)	10.01
Diluted earnings per share data	10.56	(1.28)	9.28

The effects of these prior period corrections on the consolidated balance sheet is as follows:

	As of December 31, 2015
	As Reported	Adjustments	As Restated
Deferred income taxes	$216,564	$(27,481)	$189,083
Total assets(1)	530,542	(27,481)	503,061
2019 convertible senior notes, net - current	—	201,985	201,985
Total current liabilities	20,836	201,985	222,821
2019 convertible senior notes, net - long term(1)	201,985	(201,985)	—
Equity component of currently redeemable convertible notes (Note 5)	—	39,628	39,628
Additional paid-in capital	701,478	(39,628)	661,850
Accumulated deficit	(402,010)	(27,481)	(429,491)
Total stockholders' equity	304,391	(67,109)	237,282
Total liabilities and stockholders' equity(1)	530,542	(27,481)	503,061
(1) $3.4 million of unamortized issuance cost was reclassified to debt discount in the concurrently filed 2015 10-K/A form that it is filed after the Company's retrospective adoption of ASU 2015-03, Interest-Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs in Q1 2016.

The effects of these prior period corrections on the condensed consolidated balance sheet is as follows:

	As of September 30, 2015
	As Reported	Adjustments	As Restated
Deferred income taxes	$208,530	$(27,481)	$181,049
Total assets	523,807	(27,481)	496,326
Accumulated deficit	(408,351)	(27,481)	(435,832)
Total stockholders' equity	294,288	(27,481)	266,807
Total liabilities and stockholders' equity	523,807	(27,481)	496,326

The corrections did not have any impact on the company's cash flow statements for any period.

Significant Accounting Policies

We describe our significant accounting policies in Note 1 to the financial statements in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2015. There have been no changes to our significant accounting policies during the first nine months of fiscal 2016.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires the use of estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and the accompanying notes. Actual results may differ from those estimates.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.
Recent Accounting Pronouncements

During the first quarter of 2016, we adopted a new accounting standard, ASU 2015-03, Interest-Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs that amends the presentation for debt issuance costs. see Note 5 for details.

In May 2014, the Financial Accounting Standards Board (FASB) issued a new accounting standard that amends the guidance for the recognition of revenue from contracts with customers to transfer goods and services. The FASB has subsequently issued additional clarifying standards to address issues arising from implementation of the new revenue recognition standard. The new revenue recognition standard and clarifying standards are effective for interim and annual periods beginning January 1, 2018, and may be adopted earlier, but not before January 1, 2017. The revenue standards are required to be adopted by taking either a full retrospective or a modified retrospective approach. We are currently evaluating the impact that the revenue standards will have on our consolidated financial statements and determining the transition method that we will apply.

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

In August 2016 the FASB issued ASU No. 2016-15 Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments. The guidance addresses the classification of cash flows related to (1) debt prepayment or extinguishment costs, (2) settlement of zero-coupon debt instruments or other debt instruments with coupon rates that are insignificant in relation to the effective interest rate of the borrowing, (3) contingent consideration payments made after a business combination, (4) proceeds from the settlement of insurance claims, (5) proceeds from the settlement of corporate-owned life insurance, including bank-owned life insurance, (6) distributions received from equity method investees and (7) beneficial interests in securitization transactions. The guidance also clarifies how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows. The new guidance will be effective for fiscal years beginning after 15 December 2017, and interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the effect that the updated standard will have on our consolidated financial statements.

Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted income (loss) per share is computed based on the sum of the weighted average number of common shares and potentially dilutive common shares outstanding during the period.

Potentially dilutive common shares consist of shares issuable under 2019 convertible senior notes, stock options and restricted stock. 2019 convertible senior notes have a dilutive impact when the average market price of the Company’s common stock exceeds the applicable conversion price of the respective notes. Potentially dilutive common shares from stock options and restricted stock are determined using the average share price for each period under the treasury stock method. In addition, the following amounts are assumed to be used to repurchase shares: proceeds from exercise of stock options; the average amount of unrecognized compensation expense for restricted stock; and estimated tax benefits that will be recorded in additional paid-in capital when expenses related to equity awards become deductible. In loss periods, basic net loss per share and diluted net loss per share are identical because the otherwise dilutive potential common shares become anti-dilutive and are therefore excluded.

The following table presents the calculation of weighted average shares used to calculate basic and diluted earnings per share (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Weighted average shares outstanding:	20,886,705	19,886,877	20,805,604	19,741,081
Dilutive potential common shares:
Restricted stock	134,008	63,324	102,282	55,899
Stock options	792,474	763,856	788,106	922,051
2019 convertible senior notes	1,184,092	745,591	1,046,257	402,941
Shares used to compute diluted income per share	22,997,279	21,459,648	22,742,249	21,121,972
Potentially dilutive shares excluded from calculation due to anti-dilutive effect	3,540,806	3,343,719	3,522,063	3,803,007

Subsequent to September 30, 2016, the Company repurchased 20,000 shares of its common stock for $1.9 million in the aggregate.

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
The following table summarizes the various investment categories at September 30, 2016 and December 31, 2015 (in thousands):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
September 30, 2016
Short-term investments
Bank deposits	$11,999	$9	$(2)	$12,006
Corporate bonds	6,014	31	—	6,045
Commercial paper	13,096	4	(9)	13,091
Asset backed securities	63	—	—	63
Municipal Bonds	1,778	13	—	1,791
Corporate equity securities	1,578	2,961	—	4,539
	$34,528	$3,018	$(11)	$37,535
December 31, 2015
Short-term investments
Bank deposits	$43,043	$—	$(4)	$43,039
Corporate bonds	41,238	—	(35)	41,203
Commercial paper	1,747	—	—	1,747
Asset backed securities	10,020	—	(5)	10,015
Corporate equity securities	1,843	4,944	—	6,787
	$97,891	$4,944	$(44)	$102,791

Inventory

Inventory, which consists of finished goods, is stated at the lower of cost or market value. The Company determines cost using the first-in, first-out method. Inventory levels are analyzed periodically and written down to net realizable value if it has become obsolete, has a cost basis in excess of its expected net realizable value or is in excess of expected requirements. There were no write downs related to obsolete inventory recorded for the three and nine months ended September 30, 2016 and 2015.

Goodwill and Other Identifiable Intangible Assets

Goodwill and other identifiable intangible assets consist of the following (in thousands):

	September 30,	December 31,
	2016	2015
Indefinite lived intangible assets
Acquired IPR&D	$12,246	$12,556
Goodwill	72,359	12,238
Definite lived intangible assets
Complete technology	182,577	15,267
Less: Accumulated amortization	(10,465)	(3,762)
Trade name	2,642	2,642
Less: Accumulated amortization	(751)	(652)
Customer relationships	29,600	29,600
Less: Accumulated amortization	(8,414)	(7,304)
Total goodwill and other identifiable intangible assets, net	$279,794	$60,585

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

Commercial License Rights

Commercial License Rights consist of the following (in thousands):

	September 30,	December 31,
	2016	2015
CorMatrix	$17,696	$—
Selexis	8,601	8,602
	26,297	8,602
Less: accumulated amortization	(312)	(48)
Total commercial rights, net	$25,985	$8,554

Commercial license rights represent a portfolio of future milestone and royalty payment rights acquired from Selexis in April 2013 and April 2015 and CorMatrix in May 2016. Individual commercial license rights acquired are carried at allocated cost and approximate fair value. The carrying value of the license rights will be reduced on a pro-rata basis as revenue is realized over the term of the agreement. Declines in the fair value of individual license rights below their carrying value that are deemed to be other than temporary are reflected in earnings in the period such determination is made. As of September 30, 2016, management does not believe there have been any events or circumstances indicating that the carrying amount of its commercial license rights may not be recoverable.

Relationships between the CorMatrix Parties

As previously disclosed in Ligand’s filings, Jason Aryeh is a director of both Ligand and CorMatrix. Mr. Aryeh beneficially owns equity of CorMatrix representing less than 1% of CorMatrix’s outstanding equity. Mr. Aryeh recused himself from all of the board’s consideration of the purchase agreement between the Company and CorMatrix, including any financial analysis, the terms of the purchase agreement and the vote to approve the Purchase Agreement and the related transactions.

Property and Equipment

Property and equipment is stated at cost and consists of the following (in thousands):

	September 30,	December 31,
	2016	2015
Lab and office equipment	$1,068	$2,248
Leasehold improvements	1,686	273
Computer equipment and software	568	632
	3,322	3,153
Less accumulated depreciation and amortization	(1,496)	(2,781)
Total property and equipment, net	$1,826	$372

Depreciation of equipment is computed using the straight-line method over the estimated useful lives of the assets, which range from three to ten years. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful lives or the related lease term. Depreciation expense of $0.1 million was recognized for each of the nine months ended September 30, 2016 and 2015, which is included in operating expenses.

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	September 30,	December 31,
	2016	2015
Compensation	$2,150	$1,711
Professional fees	640	726
Amounts owed to former licensees	980	915
Royalties owed to third parties	1,028	823
Other	1,877	1,222
Total accrued liabilities	$6,675	$5,397
Contingent Liabilities

In connection with the Company’s acquisition of CyDex in January 2011, the Company recorded a contingent liability, for amounts potentially due to holders of the CyDex CVRs and former license holders. The liability is periodically assessed based on events and circumstances related to the underlying milestones, royalties and material sales. Any change in fair value is recorded in the Company’s consolidated statement of operations. The carrying amount of the liability may fluctuate significantly and actual amounts paid under the CVR agreements may be materially different than the carrying amount of the liability. The fair value of the liability at September 30, 2016 and December 31, 2015 was $6.7 million and $9.5 million, respectively. The Company recorded a fair-value adjustment to increase the liability by $1.2 million and $1.6 million for the three and nine months ended September 30, 2016, respectively. The Company paid CyDex CVR holders $1.4 million and $4.4 million for the three and nine months ended September 30, 2016. The Company recorded a fair-value adjustment to increase the liability by $0.9 million and $3.1 million for the three and nine months ended September 30, 2015, respectively. The Company paid CyDex CVR holders $0.8 million and $3.9 million during the three and nine months ended September 30, 2015, respectively.

In connection with the Company’s acquisition of Metabasis in January 2010, the Company issued to Metabasis stockholders four tradable CVRs, one CVR from each of four respective series of CVR, for each Metabasis share. The CVRs will entitle Metabasis stockholders to potential cash payments as frequently as every six months as cash is received by the Company from proceeds from the sale or partnering of any of the Metabasis drug development programs, among other triggering events. The fair values of the CVRs are remeasured at each reporting date through the term of the related agreement. Any change in fair value is recorded in the Company’s consolidated statement of operations. The carrying amount of the liability may fluctuate significantly based upon quoted market prices and actual amounts paid under the agreements may be materially different than the carrying amount of the liability. The fair value of the liability was estimated to be $2.3 million and $4.0 million as of September 30, 2016 and December 31, 2015, respectively. The Company recorded a decrease in the liability for Metabasis-related CVRs of $0.2 million and an increase of $1 million for the three and nine months ended September 30, 2016. The Company paid Metabasis CVR holders $2.6 million for the nine months ended September 30, 2016. No payments were made to Metabasis CVR holders for the three months ended September 30, 2016. The Company recorded a decrease in the liability of Metabasis-related CVRs of $3.2 million and an increase of $1.9 million for the three and nine months ended September 30, 2015, respectively. The Company paid Metabasis CVR holders $0.5 million and $0.8 million during the three and nine months ended September 30, 2015.

Stock-Based Compensation

Stock-based compensation expense for awards to employees and non-employee directors is recognized on a straight-line basis over the vesting period until the last tranche vests. The following table summarizes stock-based compensation expense recorded as components of research and development expenses and general and administrative expenses for the periods indicated (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Stock-based compensation expense as a component of:
Research and development expenses	$2,845	$957	$6,112	$3,131
General and administrative expenses	2,486	1,879	7,578	6,380
	$5,331	$2,836	$13,690	$9,511

The fair-value for options that were awarded to employees and directors was estimated at the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions:

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Risk-free interest rate	1.3%	2%	1.5%	1.7%-2.0%
Dividend yield	—	—	—	—
Expected volatility	49%	50%	50%	50%-58%
Expected term	6.7	6.5	6.6	6.6
Forfeiture rate	5.0%	8.5%	5.0%	8.5%

Lease Obligations

We describe our operating lease obligations in Note 4 to the financial statements in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2015. As of December 31, 2015, the Company had lease exit obligations of $0.9 million. As of September 30, 2016, the Company no longer records a lease obligation with respect to it's vacated space expiring in June of 2019 as the sublease proceeds offset the estimated lease exist obligation. There were no other significant changes in our operating lease commitments during the first nine months of 2016.

Convertible Debt

In August 2014, the Company completed a $245.0 million offering of 2019 Convertible Senior Notes, which bear interest at 0.75%. The Company accounted for the 2019 Convertible Senior Notes by separating the liability and equity components of the instrument in a manner that reflects the Company's nonconvertible debt borrowing rate. As a result, the Company assigned a value to the debt component of the 2019 Convertible Senior Notes equal to the estimated fair value of similar debt instruments without the conversion feature, which resulted in the Company recording the debt instrument at a discount. The Company is amortizing the debt discount over the life of the 2019 Convertible Senior Notes as additional non-cash interest expense utilizing the effective interest method.

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

The aggregate acquisition consideration was $173.4 million, consisting of (in thousands, except per share amounts):

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

The excess of the acquisition date consideration over the fair values assigned to the assets acquired and the liabilities assumed was $60.1 million and was recorded as goodwill, which is not deductible for tax purposes and is primarily attributable to OMT’s potential revenue growth from combining the OMT and Ligand businesses and workforce, as well as the benefits of access to different markets and customers.

The purchase price allocations were prepared on a preliminary basis and are subject to change as additional information becomes available concerning the fair value and tax basis of the assets acquired and liabilities assumed. Any measurement period adjustments to the OMT purchase price allocation will be made as soon as practicable but no later than one year from the date of acquisition.

The following table presents supplemental pro forma information for the three and nine months ended September 30, 2016 and September 30, 2015, as if the acquisition of OMT had occurred on January 1, 2015 (in thousands except for income per share):

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenue	$21,619	$18,824	$73,263	$55,795
Net (loss) income	$1,051	196,354	$3,759	$216,900

Basic (loss) income per share:	$0.05	$9.87	$0.18	$10.99
Diluted (loss) income per share:	$0.05	$9.15	$0.17	$10.27

The unaudited pro forma consolidated results include pro forma adjustments that assume the acquisition occurred on January 1, 2015. The primary adjustments include: (i) the $0.3 million and $0.9 million for the three and nine months ended September 30, 2015, respectively, for share based compensation expenses related to the stock awards issued to the retained OMT employees after the acquisition, (ii) additional intangible amortization expense of  $2.1 million and $6.3 million was included in the three and nine months ended September 30, 2015, respectively and (iii) a platform license fee of $3.0 million paid by OMT during the nine months ended September 30, 2015. The license agreement was terminated upon acquisition by Ligand. The adjustments also include $2.5 million license revenue recognized by OMT from January 1, 2016 to the acquisition date. The unaudited pro forma consolidated results are not necessarily indicative of what our consolidated results of operations actually would have been had we completed the acquisition on January 1, 2015. In addition, the unaudited pro forma consolidated results do not purport to project the future results of operations of the combined company nor do they reflect the expected realization of any cost savings associated with the acquisition.

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
Level 2 - Quoted prices for similar assets or liabilities in active markets, or quoted prices for identical or similar assets or liabilities in markets that are not active, or Inputs other than the quoted prices in active markets that are observable either directly or indirectly; and
Level 3 - Unobservable inputs in which there is little or no market data, which require the Company to develop its own assumptions.

The following table provides a summary of the carrying value of assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2016 (in thousands). There were no transfers between Level 1 and Level 2 securities during the nine months ended September 30, 2016:

Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Short-term investments (2)	$37,535	$4,539	$32,996	$—
Note receivable Viking (3)	3,207	—	—	3,207
Investment in warrants (4)	684	684	—	—
Total assets	$41,426	$5,223	$32,996	$3,207
Liabilities:
Current contingent liabilities-CyDex (5)	$5,079	$—	$—	$5,079
Long-term contingent liabilities-CyDex (5)	1,634	—	—	1,634
Long-term contingent liabilities-Metabasis (6)	2,299	—	2,299	—
Liability for amounts owed to former licensees(7)	536	536	—	—
Total liabilities	$9,548	$536	$2,299	$6,713

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

(3)
The fair value of the convertible note receivable from Viking was determined using a probability weighted option pricing model using a lattice methodology. The fair value is subjective and is affected by certain significant input to the valuation model such as the estimated volatility of the common stock, which was estimated to be 75% at September 30, 2016. Changes in these assumptions may materially affect the fair value estimate.

(4)
Investment in warrants, which the Company received as a result of Viking’s partial repayment of the Viking note receivable and the Company’s purchase of Viking common stock and warrants in April 2016, are classified as level 1 as the fair value is determined using quoted market prices in active markets for the same securities.

(5)
The fair value of the liabilities for CyDex contingent liabilities were determined based on the income approach. To the extent the estimated future income may vary significantly given the long-term nature of the estimate, the Company utilizes a Monte Carlo model. The fair value is subjective and is affected by changes in inputs to the valuation model including management’s estimates of timing and probability of achievement of certain revenue thresholds and developmental and regulatory milestones which may be achieved and affect amounts owed to former license holders and CVR holders. Changes in these assumptions can materially affect the fair value estimate.

(6)	The liability for CVRs for Metabasis are determined using quoted prices in an market that is not active for the underlying CVR.

(7)
The liability for amounts owed to former licensees are determined using quoted market prices in active markets for the underlying investment received from a partner, a portion of which is owed to former licensees.

The following table represents significant unobservable inputs used in determining the fair value of contingent liabilities assumed in the acquisition of CyDex:

	September 30, 2016	December 31, 2015
Annual revenue subject to revenue sharing (1)	$28.0 million	$22.5 million
Revenue volatility	25%	25%
Average probability	92%	73%
Sales beta	0.30	0.40
Credit rating	BB	BB
Equity risk premium	6%	6%

(1)
Revenue subject to revenue sharing represent management’s estimate of the total annual revenue subject to revenue sharing (i.e. annual revenues in excess of $15 million) through December 31, 2016, which is the term of the CVR agreement.

A reconciliation of the level 3 financial instruments as of September 30, 2016 is as follows (in thousands):

Assets:
Fair value of level 3 financial instrument assets as of December 31, 2015	$4,782
Viking note receivable fair market value adjustment	(215)
Cash payment received as partial repayment of note receivable	(300)
Fair market value of stock received as partial repayment of note receivable	(1,060)
Fair value of level 3 financial instrument assets as of September 30, 2016	$3,207

Liabilities:
Fair value of level 3 financial instrument liabilities as of December 31, 2015	$9,490
Payments to CVR and other former license holders	(4,413)
Fair value adjustments to contingent liabilities	1,636
Fair value of level 3 financial instrument liabilities as of September 30, 2016	$6,713

Other Fair Value Measurements

2019 Convertible Senior Notes

In August 2014, the Company issued $245.0 million aggregate principal amount of its 2019 Convertible Senior Notes. The Company uses a quoted rate in a market that is not active, which is classified as a Level 2 input, to estimate the current fair value of its 2019 Convertible Senior Notes. The estimated fair value of the 2019 Senior Convertible Notes was $357.6 million as of September 30, 2016. The carrying value of the notes does not reflect the market rate. See Note 5 Financing Arrangements for additional information.

Viking Therapeutics

The Company records its investment in Viking under the equity method of accounting. The investment is subsequently adjusted for the Company’s share of Viking's operating results, and if applicable, cash contributions and distributions. See Note 4 Investment in Viking Therapeutics for additional information. The market value of the Company's investment in Viking was $8.8 million as of September 30, 2016. The carrying value of the investment in Viking does not reflect the market value.

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

In May 2015, Viking completed the Viking IPO and issued the Company approximately 3.7 million shares of Viking common stock with an aggregate value of $29.2 million based on the IPO price of $8.00 per share. In connection with the Viking IPO, the Company purchased 1.1 million shares of Viking common stock for an aggregate price of $9.0 million at the initial public offering price. Upon completion of Viking’s IPO, the Company determined that Viking was no longer a VIE and the Company did not have any other element of control that would require consolidation of Viking. In May 2015, the Company deconsolidated Viking and began to account for its equity investment in Viking under the equity method and records its proportional share of Viking gains and losses in Loss from Viking Therapeutics in the Company's consolidated statement of operations. The Company owned an aggregate of 31.4% of the outstanding common stock of Viking at September 30, 2016.

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

In April 2016, Viking closed its underwritten public offering of 7.5 million shares of common stock and warrants to purchase up to 7.5 million shares of its common stock at a price of $1.25 per share of its common stock and related warrants. The warrant has an exercise price of $1.50 per share, immediately exercisable and will expire on April 13, 2021. As part of this public offering, the Company purchased 560,000 shares of common stock and warrants to purchase 560,000 shares of Viking's common stock for a total purchase price of $0.7 million. The purchased shares of common stock and warrants are subject to the same terms as the shares issued in this offering. In addition, on April 13, 2016, pursuant to the terms of the amendment to the LSA that was entered in January 2016 between Ligand and Viking, Viking repaid $0.3 million of the convertible notes in cash, and issued the Company 960,000 shares of its common stock and warrants to purchase 960,000 shares of its common stock as repayment of $1.2 million of the convertible notes. The shares received as part of the repayment, like all Viking securities held by the Company, are subject to a lock-up period that ends on January 23, 2017 in accordance with the amended LSA. A gain of $0.2 million representing the fair market value of the warrants is included within other income for the quarter ended September 30, 2016. As of September 30, 2016, the aggregate fair value of the note receivable was $3.2 million. The Company recorded a $0.2 million decrease in the fair value of the Viking convertible note in "Other Income" on its Condensed and Consolidated Statement of Operations for the nine months ended September 30, 2016. See Note 3, Fair Value Measurements for additional details.

The Company's ownership in Viking decreased to 32.7% after the public offering and the repayment of the convertible notes. Accordingly, the book value of the Company's equity method investment in Viking decreased by $10.0 million. The resulting net loss was recognized in Loss from Viking Therapeutics in the Company's consolidated statement of operations for the nine months ended September 30, 2016. The Company's ownership in Viking decreased to 31.4% during the third quarter of 2016 resulting in a loss of $0.3 million which was recognized in Loss from Viking Therapeutics in the Company's consolidated statement of operations for the three months ended September 30, 2016.

The Company reviews its investment in Viking on a regular basis and assesses whether events, changes in circumstances or the passage of time, in management's judgment, indicate that a loss in the market value of the investment may be other than temporary. This might include, but would not necessarily be limited to, the period of time during which the carrying value of our investment is significantly above the observed market value, a deterioration in Viking's financial condition, or an adverse event relating to its lead clinical programs. The Company has the ability to hold its investment in Viking at the current market value, and we do not believe there was an other-than-temporary impairment for the periods ended September 30, 2016 or December 31, 2015.

5. Financing Arrangements

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

As of September 30, 2016, the Company's last reported sale price has exceeded the 130% threshold described above and accordingly the Convertible Notes have been classified as a current liability as of September 30, 2016. As a result, the related unamortized discount of $32.1 million was classified as temporary equity component of currently redeemable convertible notes on our Condensed Consolidated Balance Sheet. The determination of whether or not the Convertible Notes are convertible as described above is made each quarter until maturity, conversion or repurchase. It is possible that the Convertible Notes may not be convertible in future periods, in which case the Convertible Notes would be classified as long-term debt, unless one of the other conversion events described above were to occur.

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

In accordance with accounting guidance for debt related to conversion and other options, the Company separately accounted for the debt and equity components of the 2019 Convertible Senior Notes by allocating the $245.0 million total proceeds between the debt component and the embedded conversion option, or equity component, due to Ligand's ability to settle the 2019 Convertible Senior Notes in cash for the principal portion and to settle any premium in cash or common stock, at the Company's election. The debt allocation was performed in a manner that reflected the Company's non-convertible borrowing rate for similar debt of 5.83% derived from independent valuation analysis. The initial debt value of $192.5 million accretes at 5.83% to reach $245.0 million at the maturity date. The equity component of the 2019 Convertible Senior Notes was recognized as a debt discount and represents the difference between the $245.0 million proceeds at issuance of the 2019 Convertible Senior Notes and the fair value of the debt allocation on their respective issuance dates. The debt discount is amortized to interest expense using the effective interest method over the expected life of a similar liability without an equity component. The notes will have a dilutive effect to the extent the average market price per share of common stock for a given reporting period exceeds the conversion price of $75.05 per share. As of September 30, 2016, the “if-converted value” exceeded the principal amount of the 2019 Convertible Senior Notes by $88.2 million.

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

The Company determined the expected life of the debt discount for the 2019 Convertible Senior Notes to be equal to the original five-year term of the notes. The carrying value of the equity component related to the 2019 Convertible Senior Notes as of September 30, 2016 and December 31, 2015, net of issuance costs, was $51.3 million.

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

The carrying values and the fixed contractual coupon rates of the Company's financing arrangements as of September 30, 2016 and December 31, 2015 were as follows (in thousands):

	September 30, 2016	December 31, 2015
2019 Convertible Senior Notes
Principal amount outstanding	$245,000	$245,000
Unamortized discount	(34,885)	(43,015)
Total notes payable	$210,115	$201,985

6. Income Tax

As of September 30, 2015, the Company concluded that it was more likely than not that a substantial portion of its deferred tax assets would be realized through future taxable income. The Company's income tax provision of $191.9 million and $191.6 million for the three and nine months ended September 30, 2015, respectively, included income tax expense and a discrete income tax benefit related to the release of a majority of the Company’s valuation allowance and various adjustments to its deferred tax assets, including studies validating the Company’s tax attributes and adjustments resulting from the tax return filings during the quarter.

The Company's income tax expense from continuing operations for the three months ended September 30, 2016 was $0.2 million, or $0.01 per diluted share. The Company recorded an income tax benefit of $28.0 thousand for the nine months ended September 30, 2016. The Company's income tax expense from discontinued operations for the nine months ended September 30, 2016 was $0.4 million.

The Company estimates its annual effective income tax rate for continuing operations to be approximately 42% for 2016, compared to the 509.5% effective income tax rate for 2015. The estimated effective tax rate for 2016 is different from the federal statutory rate primarily as a result of significant permanent book-to-tax differences and state taxes. The permanent differences include non-taxable contingent consideration income (expense) recorded related to the change in market value of contingent liabilities. Any significant contingent consideration expense or income will result in a significantly higher or lower effective tax rate because contingent consideration expense is largely not deductible for tax purposes and contingent consideration income is not taxable. Other permanent differences between financial statement income and taxable income relate to items such as stock compensation, meals and entertainment charges, and compensation of officers. The primary difference in the estimated effective tax rate in 2016 compared to 2015 relates to the release of the Company’s valuation allowance in 2015.

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

As of September 30, 2016, the Company had unrecognized tax benefits of approximately $33.5 million related to uncertain tax positions that, if recognized, would result in adjustments to the related deferred tax assets and reduce our annual effective tax rate, subject to the remaining valuation allowance.

The Company files income tax returns in the U.S. and in various state jurisdictions with varying statutes of limitations. The Company is no longer subject to income tax examination by tax authorities for years prior to 2011; however, its net operating loss and research credit carry-forwards arising prior to that year are subject to adjustment. It is the Company's policy to recognize interest expense and penalties related to income tax matters as a component of income tax expense.  As of September 30, 2016, there was no material accrued interest related to uncertain tax positions.

7. Stockholders’ Equity

The Company grants options and awards to employees and non-employee directors pursuant to a stockholder approved stock incentive plan, which is described in further detail in Note 8, Stockholders' Equity, of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

The following is a summary of the Company’s stock option and restricted stock activity and related information:

	Stock Options		Restricted Stock Award
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Grant Date Fair Value
Balance as of December 31, 2015	1,683,341	$34.23	130,749	$60.36
Granted	263,489	92.09	234,855	95.31
Exercised	(130,185)	34.65	(53,121)	93.49
Forfeited	(30,115)	60.17	(2,183)	71.03
Balance as of September 30, 2016	1,786,530	$42.29	310,300	$76.02

Net cash received from options exercised during the nine months ended September 30, 2016 and 2015 was approximately $4.5 million and $7.3 million, respectively. Tax deductions for stock options and restricted stock which have exceeded stock based compensation expense in previous years have not been recognized by the Company. The Company will monitor the utilization of the net operating losses and recognize the excess tax deduction when that deduction reduces taxes payable.

As of September 30, 2016, 951,526 shares were available for future option grants or direct issuance under the Company's 2002 Stock Incentive Plan, as amended.

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

There were 1,241 shares of common stock issued under the amended ESPP during the nine months ended September 30, 2016. There were no shares of common stock issued under the amended ESPP plan during the nine months ended September 30, 2015. As of September 30, 2016, 71,126 shares were available for future purchases under the Amended ESPP.

Issuance of common stock

In conjunction with the acquisition of OMT, the Company issued 790,163 shares of its common stock.

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

Paragraph IV Certification by Par Pharmaceuticals

On January 7, 2016, the Company received a paragraph IV certification from Par Sterile Products, LLC, a subsidiary of Par Pharmaceuticals, Inc., or Par, advising us that it had filed an ANDA with the FDA seeking approval to market a generic version of Merck’s NOXAFIL-IV product.  On October 31, 2016, the parties entered into a consent judgment dismissing all claims, counterclaims, affirmative defenses and demands. The parties have reported to the court that they entered into a confidential settlement agreement, and that they submitted the agreement to the Federal Trade Commission and the United States Department of Justice pursuant to Section 112(a) of the Medicare Prescription Drug, Improvement and Modernization Act of 2003.

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

Significant Developments

Portfolio Program Progress

Promacta®/Revolade®

•	Novartis announced Q3 2016 net sales of Promacta® of $168 million, a $51 million or 44% increase over Q3 2015. Novartis also announced that Promacta is now approved in more than 100 countries.

Kyprolis® (carfilzomib), an Amgen Product Utilizing Captisol

•
On September 27, 2016, Amgen announced top-line results of the Phase 3 CLARION trial, which evaluated an investigational regimen of Kyprolis® (carfilzomib), melphalan and prednisone (KMP) versus Velcade® (bortezomib), melphalan and prednisone (VMP) for 54 weeks in patients with newly diagnosed multiple myeloma who were ineligible for hematopoietic stem-cell transplant. The trial did not meet the primary endpoint of superiority in progression-free survival (PFS). A Phase 3 study evaluating Kyprolis in combination with lenalidomide plus dexamethasone (KRd) versus Velcade in combination with lenalidomide plus dexamethasone (VRd) in newly diagnosed multiple myeloma patients, called ENDURANCE, is underway independently by the ECOG-ACRIN Cancer Research Group.

•
On July 3, 2016, Amgen announced that the European Commission approved an expanded indication for Kyprolis®, to be used in combination with dexamethasone alone, for adult patients with multiple myeloma who have received at least one prior therapy.

•	Also, Ono Pharmaceuticals, holder of Kyprolis® marketing rights in Japan, announced approval in Japan for treatment of patients with relapsed or refractory multiple myeloma.

Additional Pipeline and Partner Developments

•
Retrophin announced positive top-line results from the Phase 2 DUET study of sparsentan for the treatment of focal segmental glomerulosclerosis. The study achieved statistical significance in the primary efficacy endpoint for the overall sparsentan treatment group, demonstrating a greater than two-fold reduction of proteinuria compared to irbesartan after the eight-week, double-blind treatment period.

•
Additional data from the Phase 2 DUET study of sparsentan for the treatment of focal segmental glomerulosclerosis will be presented at the late-breaking High-Impact Clinical Trials oral session at the American Society of Nephrology (ASN) Kidney Week 2016.

•
Lundbeck announced FDA approval of Carnexiv™ (carbamazepine) injection as a short-term replacement therapy for oral carbamazepine formulations in adults with certain seizure types when oral administration is temporarily not feasible. Ligand earned a $1.25 million milestone payment upon approval and is entitled to receive a royalty of 2.75% on net sales of Carnexiv.

•
Melinta Therapeutics announced that it has submitted NDAs to the FDA for approval of IV and oral Baxdela™ (delafloxacin) for the treatment of patients with acute bacterial skin and skin structure infections (ABSSSI). With the submission, Ligand earned a $1.5 million milestone payment. If approved, Ligand is entitled to receive a 2.5% royalty on net sales of the IV formulation of Baxdela and an additional $1.5 million approval milestone payment.

•	Baxdela was the subject of several poster presentations at IDWeek 2016, held October 26-30 at the New Orleans Ernest N. Morial Convention Center.

•	The FDA granted orphan designation to Merck’s Noxafil for treatment of invasive aspergillosis.

•	Viking Therapeutics announced first patient dosed in the company's Phase 2 clinical trial of VK2809 in patients with primary hypercholesterolemia and non-alcoholic fatty liver disease.

•
Viking Therapeutics announced positive top-line results from a proof-of-concept study of VK0214 in a mouse model of X-linked adrenoleukodystrophy (X-ALD), showing VK0214 rapidly reduced plasma very long chain fatty acid levels by more than 25% in treated animals compared with vehicle controls (p<0.01). Detailed study results were presented at the 86th Annual Meeting of the American Thyroid Association.

•
Aldeyra Therapeutics announced plans for ADX-102 (formerly NS2) for the first-ever vehicle-controlled Phase 3 clinical trial in noninfectious anterior uveitis, as well as a Phase 3 clinical trial in Sjögren-Larsson Syndrome. Aldeyra also announced the expected advancement of ADX-102 to a Phase 2b clinical trial in allergic conjunctivitis and the addition of a clinical program in dry eye syndrome.

•
Eli Lilly presented data on Prexasertib (LY2606368) demonstrating activity in patients with BRCA wild type sporadic high-grade serous ovarian cancer at the European Society for Medical Oncology 2016 Congress.

•
Merrimack Pharmaceuticals announced the FDA granted seribantumab (MM-121) Fast Track designation for development in patients with heregulin-positive, locally advanced or metastatic non-small cell lung cancer whose disease has progressed following immunotherapy.

•
Lubris BioPharma announced positive results of a clinical trial that showed recombinant human lubricin demonstrated significant improvement in both signs and symptoms of dry eye disease compared to sodium hyaluronate (HA). Results were published in the September issue of The Ocular Surface.

•
Opthea announced that the Phase 1 dose-escalation study of OPT-302 met its primary objective demonstrating safety and tolerability as monotherapy and in combination with the current wet AMD standard of care Lucentis®. Opthea is recruiting patients for its Phase 2a dose-expansion trial and expects data by the end of 2016.

New Licensing Deals

•
Ligand announced worldwide license agreements with Gilead Sciences, F-Star Biotechnology Limited and TeneoBio to use certain or all of the OmniAb platform technologies to discover fully human antibodies. Ligand is eligible to receive annual access payments, sublicensing fees, milestone payments and royalties on future net sales of any antibodies discovered under these licenses.

•
Ligand announced licensing rights to four programs to Seelos Therapeutics including aplindore for the treatment of various CNS disorders, a CRTH2 antagonist for the treatment of respiratory disorders, a Captisol-enabled™ acetaminophen program for pain and fever management and an H3 receptor antagonist program for the treatment of narcolepsy. Ligand is entitled to receive milestones and net sales royalties ranging from 4% to 10% for the various programs licensed.

•
Ligand announced a license agreement for its LTP technology with Nucorion Pharmaceuticals, a venture-funded biotechnology company focused on developing anti-cancer and anti-viral agents initially directed to China, of which Ligand is a minority shareholder. Three initial programs fall under the license: NUC-202, a targeted anticancer analog for the treatment of hepatocellular carcinoma; NUC-404, a targeted nucleotide analog for the treatment of hepatitis B; and NUC-101, a targeted nucleotide analog for the treatment of hepatitis C. Ligand is eligible to receive milestones in addition to royalties ranging from 5% to 9% on future net sales of any approved program.

Internal Glucagon Receptor Antagonist (GRA) Program

•
Ligand announced initiation of a Phase 2 clinical trial with LGD-6972 for the treatment of type 2 diabetes mellitus (T2DM). The randomized, double-blind, placebo-controlled study will evaluate the safety and efficacy of LGD-6972, as an adjunct to diet and exercise, in subjects with T2DM whose blood glucose levels are inadequately controlled with metformin.

•	Results from two Phase 1 clinical trials with LGD-6972 were published in the August issue of the journal Diabetes, Obesity and Metabolism.

Results of Operations

QTD 2016 vs QTD 2015 and YTD 2016 vs YTD 2015

Revenue

(Dollars in thousands)	Q3 2016	Q3 2015	Change	% Change	YTD 2016	YTD 2015	Change	% Change
Royalty Revenue	$15,698	$9,755	$5,943	61%	$39,842	$26,648	$13,194	50%
Material Sales	4,219	6,046	(1,827)	(30)%	13,445	20,456	(7,011)	(34)%
License fees, milestones and other revenue	1,702	1,900	(198)	(10)%	17,500	3,618	13,882	384%
Total revenue	$21,619	$17,701	$3,918	22%	$70,787	$50,722	$20,065	40%

Total revenue for Q3 2016 increased $3.9 million or 22% compared with Q3 2015 and increased $20.1 million or 40% for the first three quarters of 2016 compared to the same period in 2015. Royalty revenue increased in Q3 2016 compared to Q3 2015 and for the first three quarters of 2016 compared to the same period in 2015 primarily due to an increase in Promacta and Kyprolis royalties. Material sales decreased in Q3 2016 compared to Q3 2015 and in the first three quarters of 2016 compared to the same period in 2015 due to timing of customer purchases of Captisol for use in clinical trials and in commercialized products. License fees, milestones and other revenue decreased in Q3 2016 compared to Q2 2015 due to timing of milestones and upfront fees earned. License fees, milestones and other revenue increased in the first three quarters of 2016 compared to the same period in 2015 primarily due to timing of significant milestones and upfront fees earned and revenues from OmniAb partners.

Operating Costs and Expenses

(Dollars in thousands)	Q3 2016	Q3 2015	Change	YTD 2016	YTD 2015	Change
Costs of sales	$999	$1,250	$(251)	$2,674	$4,923	$(2,249)
Amortization of intangibles	2,706	593	2,113	7,912	1,780	6,132
Research and development	5,898	1,945	3,953	14,813	8,730	6,083
General and administrative	6,305	4,971	1,334	19,995	18,190	1,805
Lease exit and termination costs	245	345	(100)	863	786	77
Total operating costs and expenses	$16,153	$9,104	$7,049	$46,257	$34,409	$11,848

Total operating costs and expenses for Q3 2016 increased $7.0 million or 77% compared with Q3 2015 and increased $11.8 million or 34% for the first three quarters of 2016 compared to the same period in 2015. Cost of sales decreased in Q3 2016 compared with Q3 2015 and for the first three quarters of 2016 compared to the same period in 2015 primarily due to lower material sales as a result of timing of customer purchases. Amortization of intangibles increased in Q3 2016 compared with Q3 2015 and for the first three quarters of 2016 compared to the same period in 2015 due to the acquisition of OMT and the amortization of the corresponding definite lived intangible assets. Research and development expenses and General and administrative expenses increased in Q3 2016 compared with Q3 2015 and for the first three quarters of 2016 compared to the same period in 2015 due primarily to an increase in stock-based compensation expense, timing of internal development costs, increase in headcount related expenses and expenses associated with OMT which we acquired in January 2016.

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

Other Income (Expense)

(Dollars in thousands)	Q3 2016	Q3 2015	Change	YTD 2016	YTD 2015	Change
Interest expense, net	$(3,116)	$(2,930)	$(186)	$(9,172)	$(8,875)	$(297)
Decrease (increase) in contingent liabilities	(958)	2,301	(3,259)	(2,595)	(4,976)	2,381
Gain on deconsolidation of Viking Therapeutics	—	—	—	—	28,190	(28,190)
Loss from Viking Therapeutics	(1,396)	(2,169)	773	(14,139)	(3,040)	(11,099)
Other income (expense), net	1,215	1,485	(270)	2,107	1,889	218
Total other income (expense), net	$(4,255)	$(1,313)	$(2,942)	$(23,799)	$13,188	$(36,987)

Interest expense consisted primarily of accretion of discount on our 2019 Convertible Senior Notes. The increase in interest expense in Q3 2016 compared to Q3 2015 and for the first three quarters of 2016 compared to the same period in 2015 was due to a higher outstanding principal balance.
We recorded an increase in contingent liabilities of $1.0 million for Q3 2016 and a decrease of $2.3 million for Q3 2015 and for the first three quarters of 2016 and 2015 we recorded an increase of $2.6 million and $5.0 million, respectively. The increase for Q3 2016 primarily relates to amounts potentially due to holders of CVRs associated with our CyDex acquisition. The increase for the first three quarters of 2016 ended is primarily due to an increase in amounts potentially due to holders of the CyDex CVRs and CVRs associated with our Metabasis acquisition.
Other income, net consisted primarily of short term investment transactions including, for the first three quarters of 2016, a $0.5 million gain representing the fair market value of the warrants receive as a result of Viking's partial repayment of the Viking note receivable and the Company's purchase of Viking common stock and warrants in April 2016.

Income Tax Expense

(Dollars in thousands)	Q3 2016	Q3 2015	Change	YTD 2016	YTD 2015	Change
Income (loss) before income taxes	$1,211	$7,284	$(6,073)	$731	$29,501	$(28,770)
Income tax benefit (expense)	(160)	191,881	(192,041)	28	191,602	(191,574)
(Loss) income from operations	1,051	199,165	(198,114)	759	221,103	(220,344)
Effective tax rate	(13.2)%	2,634.3%		3.8%	649.5%

We recorded an income tax expense of $0.2 million and $0.0 million for the three and nine months ended September 30, 2016, respectively compared to income tax expense of $191.9 million and $191.6 million for the same periods in 2015. The income tax benefit for the three and nine months ended September 30, 2016 is based on the estimated annual effective tax rate of 42.0%. Income tax benefit for the three and nine months ended September 30, 2015 is primarily the result of releasing a valuation allowance against a significant portion of our deferred tax assets. The tax benefit is primarily comprised of U.S. federal and state net operating loss carryforwards, tax credits, and other temporary differences.
Discontinued Operations

In 2006, we entered into a purchase agreement with Eisai pursuant to which Eisai agreed to acquire our Oncology product line which included four marketed oncology drugs: ONTAK, Targretin capsules, Targretin gel and Panretin gel. Certain liabilities were recorded associated with the disposal of the product line. During the first three quarters of 2016 we recognized a $1.1 million gain due to subsequent changes in certain estimates and liabilities previously recorded.

Liquidity and Capital Resources

We have financed our operations through offerings of our equity securities, issuance of convertible notes, product sales and the subsequent sales of our commercial assets, royalties, collaborative research and development and other revenue, and operating lease transactions.

We had net income of $1.1 million for the quarter ended September 30, 2016. As of September 30, 2016, our cash, cash equivalents and marketable securities totaled $124.1 million, and we had a working capital deficit of $85.4 million. We believe that our currently available funds, cash generated from operations as well as existing sources of and access to financing will be sufficient to fund our anticipated operating, capital requirements and debt service requirement. We expect to build cash in future months as we continue to generate significant cash flow from royalty, license and milestone revenue and Captisol material sales primarily driven by continued increases in Promacta and Kyprolis sales, recent product approvals and regulatory developments, as well as revenue from anticipated new licenses and milestones. In addition, we anticipate that our liquidity needs can be met through other sources, including sales of marketable securities, borrowings through commercial paper and/or syndicated credit facilities and access to other domestic and foreign debt markets and equity markets.

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

Borrowings and Other Liabilities

2019 Convertible Senior Notes

We have convertible debt outstanding as of September 30, 2016 related to our 2019 Convertible Senior Notes. In August 2014, we issued $245.0 million aggregate principal amount of convertible senior unsecured notes. The Notes are convertible into common stock upon satisfaction of certain conditions. Interest of 0.75% per year is payable semi-annually on August 15th and February 15th through the maturity of the notes in August 2019.

Repurchases of Common Stock
In September 2015, our Board of Directors authorized us to repurchase up to $200.0 million of our common stock from time to time over a period of up to three years. During the three months ended September 30, 2016, the Company repurchased 15,500 shares for $1.6 million in the aggregate. Subsequent to September 30, 2016, the Company repurchased 25,000 shares of its common stock for $2.3 million in the aggregate.

Contingent Liabilities

CyDex

In connection with the acquisition of CyDex in January 2011, we issued a series of CVRs and also assumed certain contingent liabilities. We may be required to make additional payments upon achievement of certain clinical and regulatory milestones to the CyDex shareholders and former license holders. In addition, we will pay CyDex shareholders, for each respective year through 2016, 20% of all CyDex-related revenue, but only to the extent that, and beginning only when, CyDex-related revenue for such year exceeds $15.0 million; plus an additional 10% of all CyDex-related revenue recognized during such year, but only to the extent that, and beginning only when aggregate CyDex-related revenue for such year exceeds $35.0 million. We have paid $25.0 million to the CyDex shareholders for revenue sharing payments under the terms of the CVR agreement. The estimated fair value of the contingent liabilities recorded as part of the CyDex acquisition at September 30, 2016 was $6.7 million, and as of December 31, 2015 was $9.5 million.

Metabasis

In connection with the acquisition of Metabasis in January 2010, we entered into four CVR agreements with Metabasis shareholders. The CVRs entitle the holders to cash payments upon the sale or licensing of certain assets and upon the achievement of specified milestones. The fair value of the liability at September 30, 2016 was $2.3 million, and as of December 31, 2015 was $4.0 million.
Leases and Off-Balance Sheet Arrangements

We lease our office and research facilities under operating lease arrangements with varying terms through November 2019. The agreements provide for increases in annual rents based on changes in the Consumer Price Index or fixed percentage increases ranging from 3.0% to 3.5%. We also sublease a portion of our facilities through leases which expire between 2015 and 2023. The sublease agreements provide for a 3% increase in annual rents. We had no off-balance sheet arrangements at September 30, 2016 and December 31, 2015.

Cash Flows

Operating Activities

Net cash provided by operating activities in the first three quarters of 2016 was $42.0 million compared to $28.1 million for the first three quarters of 2015.

The net cash provided for the first three quarters of 2016 reflects net income of $1.5 million, adjusted by $45.7 million of non-cash items to reconcile net income to net cash generated from operations. These reconciling items primarily reflect stock-based compensation of $13.7 million, amortization of debt discount and issuance fees of $8.1 million, depreciation and amortization of $8.3 million, loss from Viking Therapeutics of $14.1 million, realized gain on investments of $1.8 million, $2.6 million increase in the estimated fair value of contingent liabilities, fair value adjustment for Viking note receivable and warrants of $0.5 million and deferred income taxes of $0.3 million. The cash generated during the nine months ended September 30, 2016 is further impacted by changes in operating assets and liabilities due primarily to an increase in accounts receivable of $0.4 million, a decrease in accounts payable and accrued liabilities of $3.1 million and an increase in inventory of $2.4 million.

The net cash provided for the first three quarters of 2015 reflects net income of $221.1 million, adjusted by $194.6 million of non-cash items to reconcile net income to net cash generated from operations. These reconciling items primarily reflect stock-based compensation of $9.5 million, amortization of debt discount and issuance fees of $7.6 million, depreciation and amortization of $1.9 million, gain on deconsolidation of Viking of $28.2 million, loss on equity investment in Viking of $3.0 million, realized gain on investments of $2.0 million, $5.0 million increase in the estimated fair value of contingent liabilities and deferred income taxes of $191.6 million . The cash generated during the nine months ended September 30, 2015 is further impacted by changes in operating assets and liabilities due primarily to a decrease in accounts receivable of $7.1 million and a decrease in restricted cash of $0.7 million. Partially offsetting, cash generated for the period was impacted by an increase in other current assets of $0.4 million, a decrease in accounts payable and accrued liabilities of $5.0 million, an increase in other long-term assets of $0.5 million, and an increase in inventory of $0.2 million.

Investing Activities

Net cash used in investing activities in the first three quarters of 2016 was $56.5 million compared to $101.4 million for the first three quarters of 2015.

The net cash used for the first three quarters of 2016 primarily reflects cash paid to acquire OMT (net of cash acquired) of $92.5 million, the purchase of short-term investments of $73.1 million, purchase of commercial license rights of $17.7 million, payments to CVR holders and other contingency payments of $7.1 million, purchase of Viking common stock and warrants of $0.7 million and purchase of property and equipment, primarily related to our new office headquarters of $1.8 million, partially offset by proceeds from sales and maturity of short-term investments of $23.4 million and $113.7 million respectively.

The net cash used for the first three quarters of 2015 primarily reflects the purchase of short-term investments of $111.8 million, investment in Viking of $9.0 million, purchase of commercial license rights of $4.0 million, payments to CVR holders and other contingency payments of $4.9 million, and reduction in cash from deconsolidation of Viking of $0.2 million partially offset by proceeds from sales and maturity of short-term investments of $5.7 million and $23.0 million respectively.

Financing Activities

Net cash provided by financing activities in the first three quarters of 2016 was $3.6 million compared to $6.9 million for the first three quarters of 2015.

The net cash provided for the first three quarters of 2016 reflects $4.6 million of proceeds received from stock option exercises and our employee stock purchase plan, partially offset by $1.0 million purchase of common stock for net settlement of RSUs vested and released during the quarter.

The net cash provided for the first three quarters of 2015 reflects $7.4 million of proceeds received from stock option exercises and our employee stock purchase plan, which is partially offset by $0.5 million repurchase of our common stock.

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

Investment Portfolio Risk
At September 30, 2016, our investment portfolio included investments in available-for-sale equity securities of $37.5 million. These securities are subject to market risk and may decline in value based on market conditions.

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

Paragraph IV Certification by Par Pharmaceuticals

On January 7, 2016, we received a paragraph IV certification from Par Sterile Products, LLC, a subsidiary of Par Pharmaceuticals, Inc., or Par, advising us that it had filed an ANDA with the FDA seeking approval to market a generic version of Merck’s NOXAFIL-IV product.  On October 31, 2016, the parties entered into a consent judgment dismissing all claims, counterclaims, affirmative defenses and demands. The parties have reported to the court that they entered into a confidential settlement agreement, and that they submitted the agreement to the Federal Trade Commission and the United States Department of Justice pursuant to Section 112(a) of the Medicare Prescription Drug, Improvement and Modernization Act of 2003.

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

Further, under most of our Captisol outlicenses, the amount of royalties we receive will be reduced or will cease when the relevant patent expires. Our high purity patents and foreign equivalents, are not expected to expire until 2029 and our morphology patents and foreign equivalents, are not expected to expire until 2025, but the initially filed patents relating to Captisol expired starting in 2010 in the United States and have expired in most countries outside the United States. If our other intellectual property rights are not sufficient to prevent a generic form of Captisol from coming to market and if in such case our outlicensees choose to terminate their agreements with us, our Captisol revenue may decrease significantly.

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

Generally, our success will depend on our ability and the ability of us and our partners to obtain and maintain patents and other intellectual property rights for our and their potential products both in the United States and in foreign countries.  Our patent position, like that of many biotechnology and pharmaceutical companies, is uncertain and involves complex legal and technical questions for which important legal principles are unresolved.  Even if we or our partners do obtain patents, such patents may not adequately protect the technology we own or have licensed.  For example, in September 2016, our Partner Onyx received a Notice of paragraph IV certification from Cipla advising Onyx that Cipla had filed an ANDA with the FDA seeking approval to market a generic version of Onyx's KYPROLIS product.  The paragraph IV certification alleges that each of the nine U.S. patents listed in the Orange Book for KYPROLIS are invalid and/or will not be infringed by Cipla's manufacture, use or sale of the product for which the ANDA was submitted.  If Cipla succeeds in obtaining FDA approval to market its ANDA product, we could lose the revenues related to KYPROLIS.

Any conflicts with the patent rights of others could significantly reduce the coverage of our patents or limit our ability to obtain meaningful patent protection. For example, our European patent related to Agglomerated forms of Captisol was limited during an opposition proceeding, and the rejection of our European patent application related to High Purity Captisol is currently being appealed. A hearing in that appeal, before the European Patent Office, is scheduled for February 7, 2017. In addition, any determination that our patent rights are invalid may result in early termination of our agreements with our collaborative partners and could adversely affect our ability to enter into new collaborations. We also rely on unpatented trade secrets and know-how to protect and maintain our competitive position. We require our employees, consultants, collaborative partners and others to sign confidentiality agreements when they begin their relationship with us. These agreements may be breached, and we may not have adequate remedies for any breach. In addition, our competitors may independently discover our trade secrets.

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

Disputes or litigation may also arise with our collaborators (with us and/or with one or more third parties), including those over payment obligations, ownership rights to intellectual property, know-how or technologies developed with our collaborators. Such disputes or litigation could adversely affect our rights to one or more of our product candidates and could delay, interrupt or terminate the collaborative research, development and commercialization of certain potential products, create uncertainty as to ownership rights of intellectual property, or could result in litigation or arbitration. The occurrence of any of these problems could be time-consuming and expensive and could adversely affect our business.

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

We have restated our consolidated financial statements as of and for the year ended December 31, 2015 (including the third quarter within that year) and for the first and second quarters of fiscal year 2016 in order to correct certain accounting errors as described in Restated Financials in "Note 1 Summary of significant accounting policies" to the condensed consolidated financial statements (the Restatement). For a description of the material weaknesses in our internal control over financial reporting identified by management in connection with the Restatement and management’s plan to remediate those material weaknesses, see “Part I, Item 4 - Controls and Procedures”.

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

As described in “Part II, Item 9A - Controls and Procedures,” our amended Annual Report on Form 10-K/A for the year ended December 31, 2015, management identified control deficiencies that represent material weaknesses. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of the identified material weaknesses, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2015. See “Part II, Item 9A - Controls and Procedures.” our amended Annual Report on Form 10-K/A for the year ended December 31, 2015.

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

Our shareholder rights plan and provisions contained in our certificate of incorporation and bylaws may discourage transactions involving an actual or potential change in our ownership. In addition, our Board of Directors may issue shares of common or preferred stock without any further action by the stockholders. Our directors and certain of our institutional investors, collectively beneficially own a significant portion of our outstanding common stock. We have in the past granted waivers to investors allowing them to increase their ownership level above the limit set forth in our shareholder rights agreement. Such restrictions, circumstances and issuances may have the effect of delaying or preventing a change in our ownership. If changes in our ownership are discouraged, delayed or prevented, it would be more difficult for our current Board of Directors to be removed and replaced, even if you or our other stockholders believe that such actions are in the best interests of us and our stockholders. Our shareholder rights plan expired in October, 2016.

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

The total purchase price pertaining to our acquisitions in recent years of OMT, CyDex, Metabasis, Pharmacopeia, and Neurogen have been allocated to net tangible assets, identifiable intangible assets, in-process research and development and goodwill. To the extent the value of goodwill or identifiable intangible assets or other long-lived assets become impaired, we will be required to incur material charges relating to the impairment. Any impairment charges could have a material adverse impact on our results of operations and the market value of our common stock.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information regarding repurchases by us of our common stock during the three months ended September 30, 2016 under the stock repurchase program approved by our board of directors in September 2015, under which we may acquire up to $200 million of our common stock in open market and negotiated purchases for a period of up to three years. There were no repurchases during the first six months of 2016.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program (in thousands)
July 1 - July 31, 2016	—	—	—	199,510
August 1 - August 31, 2016	—	—	—	199,510
September 1 - September 30, 2016	15,500	$100.22	15,500	197,957
Total	15,500	$100.22	15,500	197,957

ITEM 6.	EXHIBITS

The Exhibit Index to this Quarterly Report on Form 10-Q is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	November 14, 2016	By:	/s/ Matthew Korenberg
Matthew Korenberg
Vice President, Finance and Chief Financial Officer
Duly Authorized Officer and Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

10.1#	Amended & Restated Director Compensation and Stock Ownership Policy
31.1	Certification by Principal Executive Officer, Pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Principal Financial Officer, Pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications by Principal Executive Officer and Principal Financial Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

# Indicates management contract or compensation policy.