Form 10-K
period 2016-12-31
LIGAND PHARMACEUTICALS INC
filed 2017-02-28
CIK 886163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________________________________________
FORM 10-K
_____________________________________________________________________________________________
Mark One

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2016
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the Registrant’s voting and non-voting stock held by non-affiliates was approximately $2.3 billion based on the last sales price of the Registrant’s Common Stock on the NASDAQ Global Market of the NASDAQ Stock Market LLC on June 30, 2016. For purposes of this calculation, shares of Common Stock held by directors, officers and 10% stockholders known to the Registrant have been deemed to be owned by affiliates which should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant or that such person is controlled by or under common control with the Registrant.

As of February 9, 2017, the Registrant had 20,919,894 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s 2017 Annual Meeting of Stockholders to be filed with the Commission on or before May 1, 2017 are incorporated by reference in Part III of this Annual Report on Form 10-K. With the exception of those portions that are specifically incorporated by reference in this Annual Report on Form 10-K, such Proxy Statement shall not be deemed filed as part of this Report or incorporated by reference herein.

GLOSSARY OF TERMS AND ABBREVIATIONS
Abbreviation	Definition
2019 Convertible Senior Notes	$245.0 million aggregate principal amount of convertible senior unsecured notes due 2019
ABSSSI	Acute bacterial skin and skin structure infections
ADHF	Acute decompensated heart failure
Amended ESPP	Employee Stock Purchase Plan, as amended and restated
Amgen	Amgen, Inc.
AML	Acute myeloid leukemia
ANDA	Abbreviated New Drug Application
AOCI	Accumulated Other Comprehensive Income
API	Active pharmaceutical ingredient
ASCT	Autologous Stem Cell Transplantation
ASU	Accounting Standards Update
Azure	Azure Biotech, Inc.
BACE	Beta-secretase
Baxter	Baxter International, Inc.
BMS	Bristol Myers Squibb
CStone	CStone Pharmaceuticals Co., Ltd
Cardioxyl	Cardioxyl Pharmaceuticals, Inc.
CFDA	China Food and Drug Administration
CIT	Chemotherapy-induced thrombocytopenia
CMC	Chemistry, Manufacturing and Controls
Coherus Biosciences	Coherus Biosciences, Inc.
CoM	Composition of Matter
Company	Ligand Pharmaceuticals Incorporated, including subsidiaries
COSO	Committee of Sponsoring Organizations of the Treadway Commission
CRO	Contract Research Organization
CURx	CURx Pharmaceuticals, Inc.
CVR	Contingent value right
CyDex	CyDex Pharmaceuticals, Inc.
Deciphera	Deciphera Pharmaceuticals, LLC
DMF	Drug Master File
EC	European Commission
Eli Lilly	Eli Lilly and Company
EPOR	Erythropoietin receptor
Ethicor	Ethicor Pharmaceuticals, Ltd
EU	European Union
FASB	Financial Accounting Standards Board
FDA	Food and Drug Administration
FSGS	Focal segmental glomerulosclerosis
GCSF	Granulocyte-colony stimulating factor
Hovione	Hovione FarmCiencia
IPR&D	In-Process Research and Development
IRAK-4	Interleukin-1 Receptor Associated Kinase-4
ITP	Chronic immune (idiopathic) thrombocytopenic purpura
IV	Intravenous

Ligand	Ligand Pharmaceuticals Incorporated, including subsidiaries
LSA	Loan and Security Agreement
LTP	Liver-targeted prodrug
Lundbeck	Lundbeck A/S
MDS	Myelodysplastic syndromes
Melinta	Melinta Therapeutics, Inc.
Merck	Merck & Co., Inc.
Merrimack	Merrimack Pharmaceuticals, Inc.
Millenium	Millenium Pharmaceuticals, Inc. (aka Takeda Oncology)
MLA	Master License Agreement
MRSA	Methicillin-resistant Staphylococcus aureu
NASH	Non-alcoholic steatohepatitis
NDA	New Drug Application
NOLs	Net Operating Losses
Novartis	Novartis AG
OMT	OMT, Inc. or Open Monoclonal Technology, Inc.
Omthera	Omthera Pharmaceuticals, Inc.
Orange Book	Publication identifying drug products approved by the FDA based on safety and effectiveness
Par	Par Pharmaceutical, Inc.
Pfizer	Pfizer Inc.
PPD	Post-Partum Depression
Retrophin	Retrophin Inc.
SAA	Severe Aplastic Anemia
SAGE	Sage Therapeutics, Inc.
SARM	Selective Androgen Receptor Modulator
Sedor	Sedor Pharmaceuticals, Inc., or RODES, Inc.
Selexis	Selexis, SA
Sermonix	Sermonix Pharmaceuticals, LLC
Spectrum	Spectrum Pharmaceuticals, Inc.
SRSE	Super-refractory status epilepticus
Takeda	Takeda Pharmaceuticals Company Limited
T2DM	Type 2 Diabetes Mellitis
TG Therapeutics	TG Therapeutics, Inc.
TPE	Third-party evidence
TR-β	Thyroid hormone receptor beta
VentiRx	VentiRx Pharmaceuticals Inc.
VIE	Variable interest entity
Viking	Viking Therapeutics
X-ALD	X-linked adrenoleukodystrophy
Zydus Cadila	Zydus Cadila Healthcare Ltd

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

Trademarks

Our trademarks, trade names and service marks referenced herein include Ligand®, Captisol®, Captisol-enabled™, LTP technology™, OmniAb®, OmniMouse®, OmniRat® and OmniFlic®. All other trademarks, trade names and service marks including BaxdelaTM, CarnexivTM, Conbriza®, Duavee®, Evomela®,Kyprolis®, Promacta®, Revolade®, SUREtechnology Platform™, and Viviant® are the property of their respective owners. Use or display by us of other parties’ trademarks, trade dress or products is not intended to and does not imply a relationship with, or endorsement or sponsorship of, us by the trademark or trade dress owners.

Item 1.	Business

Overview
We are a biopharmaceutical company focused on developing and acquiring technologies that help pharmaceutical companies discover and develop medicines. Over our more than 30 year history, we have employed research technologies such as nuclear receptor assays, high throughput computer screening, formulation science, liver targeted pro-drug technologies and antibody discovery technologies to assist companies in their work toward securing prescription drug approvals. We currently have partnerships and license agreements with over 95 pharmaceutical and biotechnology companies, and over 160 different programs under license with us are currently in various stages of commercialization and development. We have contributed novel research and technologies for approved medicines that treat cancer, osteoporosis, fungal infections and low blood platelets, among others. Our partners have programs currently in clinical development targeting seizure, coma, cancer, diabetes, cardiovascular disease, muscle wasting, liver disease, and kidney disease, among others. We have over 500 issued patents worldwide, and over 200 currently pending patent applications.
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
2016 Major Business Highlights for Ligand
Acquisitions

•	Ligand acquired OMT in January 2016, conferring ownership of a large portfolio of licenses and the OmniAb platform, for $173.4 million in cash and stock.

•
Ligand acquired the economic rights to multiple medical device programs owned by CorMatrix in May 2016. Ligand paid $17.5 million and in return received a portion of revenue (synthetic royalty) from CorMatrix’s existing marketed products and will have the right to receive future synthetic royalties from potential future products.

Late-Stage Clinical Data

•
On September 7, 2016, Retrophin announced results from the Phase 2 DUET study of sparsentan for the treatment of FSGS, a rare kidney disorder without an FDA-approved pharmacological treatment that often leads to end-stage renal disease. The study achieved statistical significance in the primary efficacy endpoint for the overall sparsentan treatment group, demonstrating a greater than two-fold reduction of proteinuria compared to irbesartan after the eight-week, double-blind treatment period.

•
On December 6, 2016, Sage announced its expedited development plan for Sage-547 for treatment of postpartum depression, from a breakthrough therapy meeting with the FDA. The current Sage-547 program in PPD, along with prior Phase 2 data, were confirmed as supporting, if successful, a potential NDA. Sage’s PPD clinical program, now in Phase 3, will require only minor modifications, including an increase in sample size.

•
Merck announced that it stopped the Phase 2/3 EPOCH study evaluating verubecestat in people with mild-to-moderate Alzheimer’s disease due to the conclusion that the efficacy endpoint could not be achieved. No safety concerns where noted. Results from EPOCH will be analyzed and presented at an upcoming scientific meeting. The external Data Monitoring Committee recommended that the ongoing Phase 3 APECS study, which is evaluating verubecestat in people with prodromal Alzheimer’s disease, continue unchanged. Results from the APECS study are expected in February 2019.

NDA Submissions, Approvals or Label Expansion for Products Ligand is Entitled to Royalties

•
On March 15, 2016, Spectrum announced that the FDA approved Evomela for use in two indications: as a high dose conditioning treatment prior to hematopoietic progenitor (stem) cell transplantation (ASCT) in patients with multiple myeloma and for the palliative treatment of patients with multiple myeloma for whom oral therapy is not appropriate.

•	On April 7, 2016, the European Commission approved Promacta for the treatment of children one year and above with chronic immune thrombocytopenia who have not responded to other treatments.

•
On July 3, 2016, Amgen announced that the European Commission approved an expanded indication for Kyprolis®, to be used in combination with dexamethasone alone, for adult patients with multiple myeloma who have received at least one prior therapy.

•	On July 4, 2016, Ono Pharmaceuticals, holder of Kyprolis marketing rights in Japan, announced approval in Japan for treatment of patients with relapsed or refractory multiple myeloma.

•
On October 7, 2016, Lundbeck announced approval of Carnexiv IV as a short-term replacement therapy for oral carbamazepine formulations in adults with certain seizure types when oral administration is temporarily not feasible. Carnexiv is the first FDA approved intravenous carbamazepine option.

•	On October 24, 2016, Melinta Therapeutics announced it submitted a NDA for approval of IV Baxdela for the treatment of patients with acute bacterial skin and skin structure infections.

•
On November 10, 2016, Amgen announced a collaboration with Janssen Biotech, Inc. to evaluate the combination of Amgen's Kyprolis (carfilzomib) and Janssen's DARZALEX® (daratumumab) in multiple clinical studies in patients with multiple myeloma. The first study initiated as part of this agreement is a Phase 3 registrational trial evaluating Kyprolis in combination with DARZALEX and dexamethasone compared to Kyprolis and dexamethasone alone in patients with multiple myeloma who have had one, two or three prior lines of therapy. The study is anticipated to start enrolling patients in April 2017.

Licensing Deals Ligand Entered into or Expanded in 2016

•	Worldwide platform license agreement with Emergent Biosolutions for access to the OmniAb technology.

•	Worldwide platform license agreement with Tizona for access to the OmniAb technology.

•	Worldwide platform license agreement with ABBA Therapeutics for access to the OmniAb technology.

•	Worldwide platform license agreement with F-Star for access to the OmniAb technology.

•	Current OmniAb licensee exercised its option to expand access to the OmniAb platform.

•
Wuxi sublicensed the Chinese rights of two antibodies developed with the OmniAb platform, including to CStone, a Chinese start-up developing an immuno-oncology therapy whose investigational new drug application has been accepted by the CFDA.  The additional antibody is in preclinical development with an undisclosed partner.

•	Worldwide platform license agreement with Gilead Sciences for access to the OmniAb technology.

•	Newly formed Nucorion, co-founded by Ligand, licensed three programs utilizing Ligand’s LTP technology and intends to pursue a pipeline of LTP-based programs for China and other markets.

•	Worldwide license agreement with Teneobio for access to the OmniAb technology.

•	License agreement of four programs including aplindore, a CRTH2 antagonist program, CE-acetaminophen, and an H3 receptor antagonist program with Seelos Therapeutics.

•	Worldwide platform license agreement with Ono Pharmaceuticals for access to the OmniAb technology.

•	Global license and supply agreement with Novartis for the development and commercialization of a CE-oral liquid formulation of trametinib.

•	License agreement with Beloteca for the development and commercialization of CE-ziprasidone

Internal Pipeline Highlights

•
Ligand announced that results from two Phase I clinical trials with LGD-6972, the Company’s investigational glucagon receptor antagonist, were published online in the August issue of the journal Diabetes, Obesity and

Metabolism. The single- and multiple-dose Phase 1a and Phase 1b studies demonstrated favorable safety, tolerability and pharmacokinetics in normal healthy volunteers and in subjects with type 2 diabetes mellitus. The trial results also demonstrate a robust, dose-dependent reduction of fasting plasma glucose.

•
Ligand announced initiation of a Phase 2 clinical trial with LGD-6972 for the treatment of T2DM. The randomized, double-blind, placebo-controlled study will evaluate the safety and efficacy of LGD-6972, as an adjunct to diet and exercise, in subjects with T2DM whose blood glucose levels are inadequately controlled with metformin. Ligand expects to report the results from the Phase 2 clinical trial in the third quarter of 2017.

Technologies

A variety of technology platforms that enable elements of drug discovery or development form the basis of our portfolio of fully-funded shots on goal. Platform technologies or individual drugs discovered by Ligand are related to a broad estate of intellectual property that includes over 500 issued patents and over 200 pending patent applications.

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

OmniAb Technologies

In January of 2016, Ligand acquired OMT and the OmniAb Technologies. OmniAb includes three complementary and globally-branded platforms named OmniRat, OmniMouse and OmniFlic. The OmniAb platforms consist of genetically-engineered transgenic rodents that produce a broadly diversified repertoire of antibodies and enable novel fully-human antibody drug discovery and development by our OmniAb partners. Fully-human OmniAb antibodies provide advantages to our partners in that fully-human antibodies have reduced immunogenicity, streamline development timelines and costs, and accelerate novel antibody discovery. Currently, more than 25 partners are utilizing OmniAb animals in their drug discovery and development efforts

LTP Technology Platform

The LTP Technology platform is a novel prodrug technology designed to selectively deliver a broad range of pharmaceutical agents to the liver. A prodrug is a biologically inactive compound that can be metabolized in the body to produce an active drug. The LTP Technology works by chemically modifying biologically active molecules into an inactive prodrug, which will be administered to a patient and later activated by specific enzymes in the liver. The technology can be used to improve the safety and/or activity of existing drugs, develop new agents to treat certain liver-related diseases, and treat diseases caused by imbalances of circulating molecules that are controlled by the liver. The technology is especially applicable to metabolic and cardiovascular indications, among others. Currently 3 partners are utilizing the LTP Technology or related platform(s).

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

CorMatrix products and technologies/programs (owned by CorMatrix)

Ligand acquired economic rights to multiple programs owned by CorMatrix in May 2016, granting Ligand rights to receive a portion of revenue (synthetic royalty) from CorMatrix’s existing marketed products and rights to future synthetic royalties from potential future products. Ligand receives a share of revenue from the currently marketed vascular, cardiac, and pericardial tissue repair products and the CanGaroo Envelope for cardiac implantable electronic devices. Additionally, Ligand has the rights to receive a share of potential future revenues from CorMatrix’s developmental pipeline products.

Partners and Licensees
The following table lists our disclosed partners and licensees. In addition to these 83 Companies, we have over 12 additional undisclosed partners and licensees, mostly biotech companies.

Big Pharma	Ticker	Generics	Ticker	Biotech, continued	Ticker
AstraZeneca	AZN	Alvogen	Private	Genmab	GEN
Baxter	BAX	Avion	Private	Genekey Biotech	Private
BMS	BMY	BioCad	Private	Gilead Sciences	GILD
Daiichi Sankyo	DSKY	Coherus	CHRS	Hanall	9420
Eli Lilly	LLY	Gedeon Richter	GEDSF	Harpoon	Private
GSK	GSK	IBC Generium	Private	Lubris	Private
Janssen	JNJ	Oncobiologics	ONS	Marinus	MRNS
Merck	MRK	Zydus Cadila	CADILAHC	MEI	MEIP
Merck KGaA	MRK			Melinta	Private
Novartis	NVS	Biotech	Ticker	Meridian Labs	Private
Otsuka	4768	ABBA	Private	Millennium	4502
Pfizer	PFE	AiCuris	Private	Merrimack	MACK
Sanofi	SNY	Aldeyra	ALDX	Novogen	NVGN
Takeda	4502	Amgen	AMGN	Nucorion	Private
		ARMO	Private	Opthea	OPT
Specialty Pharma	Ticker	Azure	Private	Precision Biologics	Private
CorMatrix	Private	bluebird bio	BLUE	Retrophin	RTRX
Cuda	Private	Cantex	Private	ROAR	Private
Gloria	Private	Celgene	CELG	SAGE	SAGE
Lundbeck	LUN	Chiva	Private	Seattle Genetics	SGEN
Ono	4528	C-Stone	Private	Seelos	Private
Sedor	Private	CURx	Private	Stemcentrx	ABBV
Sermonix	Private	Deciphera	Private	Symphogen	Private
Shire	SHPG	Aptevo	APVO	Teneobio	Private
Spectrum	SPPI	Exelixis	EXEL	Tizona	Private
Teva	TEVA	Five Prime	FRPX	VentiRx	Private
Vireo Health	Private	ForSight Vision	Private	Vertex	VRTX
Upsher-Smith	Private	F-Star	Private	Viking	VKTX
				XTL Bio	XTLB
				WuXi	Private

Portfolio
We have a large portfolio of current and future potential revenue-generating programs, over 155 of which are fully-funded by our partners. In addition to the table below, we also have more than 40 undisclosed programs.

Commercialized		Phase 2		Pre-Clinical
Alvogen	Voriconazole	Aldeyra	ADX-102	ABBA	OmniAb
Amgen	Kyprolis	Cardioxyl / BMS	BMS986231-CXL-1427	Stemcentryx/AbbVie	OmniAb
Baxter	Nexterone	Eli Lilly	LY2606368	AiCuris GmBH	Undisclosed
CorMatrix Base	CorMatrix	Lubris Biopharma	Lubricin	Amgen	OmniAb
Cangaroo Envelope	CorMatrix	Merrimack Pharma	MM-121	Aptevo	OmniAb
Lundbeck	Carnexiv	Merrimack Pharma	MM-141	ARMO	OmniAb
Merck	Noxafil-IV	Millennium/Takeda	MLN-4924	Avion	CE programs
Novartis	Promacta	Novartis	KLM465	Azure	Lasofoxifene
Pfizer	Viviant/Conbriza	Opthea Ltd	OPT-302	C-Stone	PDL-1
Pfizer	Duavee	Precision Biologics	NPC-1C	Celgene	OmniAb
Pfizer	Vfend	Retrophin	Sparsentan	CorMatrix	CorMatrix Pipeline
Spectrum	Evomela	Sanofi	SAR125844	Cuda Pharma	CE-Propofol
Zydus Cadila	Exemptia	Seelos	Aplindore	CURx Pharma	IV Lamotrigine
Zydus Cadila	Vivitra	Sermonix Pharma	Lasofoxifene	Exelixis (BMS)	XL652
		Shire	BAX-69	Five Prime	OmniAb
Regulatory Submission Stage		VentiRx Pharma	VTX-2337	F-Star	OmniAb
Biocad	Interferon beta-1a	Vertex	VK-970	Genmab	OmniAb
Melinta	Baxdela	Viking	VK5211	Gilead	OmniAb
Sedor	CE-Fosphenytoin	Viking	TR Beta	Gloria	PD-1 antibody
		Viking	VK0612	Hanall Biopharma	OmniAb
Phase 3		XTL Bio	hCDR1	Janssen	OmniAb
Biocad	BCD-066			Marinus Pharma	Ganaxalone IV
Coherus	CHS-0214	Phase 1		Merck KGaA	OmniAb
Exelixis/Daiichi-Sankyo	CS-3150
Merck	Verubecestat	Amgen	AMG-330	Merck KGaA	FGFR1
Oncobiologics	ONS-3010	Biocad	EPOR Agonist	Merck KGaA	LRP-6
Oncobiologics	ONS-1045	Chiva Pharma	Pradefovir	Nucorion	NUC-101
SAGE	Brexanolone -SAGE-547	Chiva Pharma	MB07133	Nucorion	NUC-202
		CURx Pharma	IV Topiramate	Nucorion	NUC-404
Color Legend		Deciphera Pharma	Altiratinib	Omthera/AstraZeneca	LTP-O3FA
Blood Disorders		Eli Lilly	LY3023703	Oncobiologics	Rituximab
Cardiovascular		Eli Lilly	Merestinib	Oncobiologics	ONS4010
CNS		Eli Lilly	Prexasertib	Ono Pharmaceuticals	OmniAb
Infectious Disease		Exelixis/Daiichi-Sankyo	XL652	Pfizer	OmniAb
Inflamm/Metabolic		F-Star	F-102
Severe and Rare		Gedeon Richter	RGB-03	SAGE	SAGE-689
Cancer		Gedeon Richter	Bevacizumab	Seattle Genetics	OmniAb
Other / Undisclosed		Gedeon Richter	Trastuzumab	Sedor	CE-Meloxicam
Medical Device/Cardiology		Gilead	GS-5734	Seelos	CE-Acetaminophen
		IBC Generium	GNR-008	Seelos	CRTH2 Antagonist

IBC Generium	Deplera	Seelos	H3 Receptor Antagonist
MEI Pharma	ME-344	Symphogen	OmniAb
MEI Pharma	ME-143	Teneobio	OmniAb
Merrimack Pharma	MM-151	Teva	OmniAb
Novartis	CE-Trametinib	TG Therapeutics	IRAK4
Otsuka	OPC-269	Tizona	OmniAb
ROAR Therapeutics	UC-961	Upsher Smith	CXCR4
Sedor	CE-Budesonide	Viking	EPOR Agonist
Takeda	TAK-020	Viking	DGAT-1 Inhibitor
Upsher-Smith	CXCR4	Vireo Health	CE-Cannabinoids
VentiRx Pharma	VTX-1463	WuXi	OmniAb
Selected Commercial Programs
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
Promacta is currently approved for three indications: (1) the treatment of thrombocytopenia in adult and pediatric patients 1 year and older with ITP who have had an insufficient response to corticosteroids, immunoglobulins or splenectomy, (2) Hepatitis-C associated thrombocytopenia and (3) SAA. Promacta was initially approved in 2008, and the product has been generating royalty revenue for Ligand since 2009. Promacta is known as Revolade in the EU and other non-US markets.

Novartis has been and continues to pursue globalization of the brand and currently markets Promacta in multiple countries for the three approved indications. Specifically, ITP is currently approved in more than 100 countries, the Hepatitis C-related indication is currently approved in more than 50 countries, and the SAA indication is approved in more than 45 counties.

Beyond the currently-approved indications, Novartis is also performing development activities to expand the brand into new indications, including a number of oncology-related indications including MDS, AML and CIT. As of January 2017, there are 23 open clinical trials related to Promacta (listed as recruiting or open, and not yet recruiting) on the clinicaltrials.gov website.
We are entitled to receive royalties related to Promacta during the life of the relevant patents or following patent expiry, at a reduced rate for ten years from the first commercial sale, whichever is longer, on a country-by-country basis. Novartis has listed a patent in the FDA’s, Orange Book for Promacta with an expiration date in 2029, and absent early termination for bankruptcy or material breach, the term of the agreement expires upon expiration of the obligation to pay royalties. There are no remaining milestones to be paid under the agreement.
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

Kyprolis is also approved in multiple countries and Amgen continues to invest significantly in Kyprolis to further expand its label and geography. Amgen’s obligation to pay royalties does not expire until four years after the expiration of the last-to-expire patent covering Captisol. Our patents and applications relating to the Captisol component of Kyprolis are not expected to expire until 2033. Our agreement with Amgen may be terminated by either party in the event of material breach or bankruptcy, or unilaterally by Amgen with prior written notice, subject to certain surviving obligations. Absent early termination, the agreement will terminate upon expiration of the obligation to pay royalties. Under this agreement, we are entitled to receive remaining milestones of up to $2 million, revenue from clinical and commercial Captisol material sales and royalties on annual net sales of Kyprolis.

Evomela (Spectrum)

Ligand supplies Captisol to Spectrum for use with Evomela, which is a Captisol-enabled melphalan IV formulation. The FDA approved Evomela for use in two indications:

•	A high-dose conditioning treatment prior to ASCT in patients with multiple myeloma

•	For the palliative treatment of patients with multiple myeloma for whom oral therapy is not appropriate

Evomela has been granted Orphan Designation by the FDA for use as a high-dose conditioning regimen for patients with multiple myeloma undergoing ASCT. The Evomela formulation avoids the use of propylene glycol, which has been reported to cause renal and cardiac side-effects that limit the ability to deliver higher quantities of therapeutic compounds. The use of the Captisol technology to reformulate melphalan is anticipated to allow for longer administration durations and slower infusion rates, potentially enabling clinicians to safely achieve a higher dose intensity of pre-transplant chemotherapy.
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

CorMatrix Portfolio (CorMatrix)
Ligand receives a share of revenue from the currently marketed CorMatrix portfolio of vascular, cardiac and pericardial tissue repair products. In addition, Ligand has the potential to receive a share of revenue and potential milestones from the currently marketed CorMatrix CanGaroo® ECM Envelope for cardiac implantable electronic devices. CorMatrix’s products are medical devices that are designed to permit the development and regrowth of human tissue.
Duavee or Duavive (bazedoxifene/conjugated estrogens) and Viviant/Conbriza (Pfizer)
Pfizer is marketing bazedoxifene under the brand names Viviant and Conbriza in various territories for the treatment of postmenopausal osteoporosis. Pfizer is responsible for the registration and worldwide marketing of bazedoxifene, a synthetic drug specifically designed to reduce the risk of osteoporotic fractures while also protecting uterine tissue. Pfizer has combined bazedoxifene with the active ingredient in Premarin to create a combination therapy for the treatment of post-menopausal symptoms in women. Pfizer is marketing the combination treatment under the brand names Duavee and Duavive in various territories. Net royalties on annual net sales of Viviant/Conbriza and Duavee/Duavive are each payable to us through the life of the relevant patents or ten years from the first commercial sale, whichever is longer, on a country by country basis.

Carnexiv (Lundbeck)
Lundbeck's Carnexiv is a Captisol-enabled carbamazepine-IV that was approved by the FDA in October 2016. Carnexiv is indicated as replacement therapy for oral carbamazepine formulations, when oral administration is temporarily no feasible, in adults with certain seizure types. Under the terms of our agreement with Lundbeck, we may be entitled to development and regulatory milestones, royalties on potential future sales by Lundbeck and revenue from Captisol material sales. Lundbeck is responsible for all development costs related to the program.
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
Exemptia (Zydus Cadila)
Zydus Cadila’s Exemptia (adalimumab biosimilar) is marketed in India for autoimmune diseases. Zydus Cadila uses the Selexis technology platform for Exemptia. We are entitled to earn royalties on sales by Zydus Cadila for ten years following the first commercial sale.
Vivitra (Zydus Cadila)
Zydus Cadila’s Vivitra (trastuzumab biosimilar) is marketed in India for breast cancer. Zydus Cadila uses the Selexis technology platform for Vivitra. We are entitled to earn royalties on sales by Zydus Cadila for ten years following the first commercial sale.
Summary of Selected Development-stage Programs
We have multiple fully-funded partnered programs that are either in or nearing the regulatory approval process, or given the area of research or value of the license terms are considered particularly noteworthy. We are eligible to receive milestone payments and royalties off of these programs. This list does not include all of our partnered programs. For information about the royalties owed to Ligand for these programs, see “Royalties” later in this Business Overview section. In the case of Captisol-related programs, we are also eligible to receive revenue for the sale of Captisol material supply.
Baxdela (Melinta)
Our partner, Melinta , submitted an NDA for approval of a Captisol-enabled delafloxacin-IV in October 2016 for the development of Baxdela, a Captisol-enabled delafloxacin-IV. Delafloxacin is a novel hospital-focused fluoroquinolone antibiotic candidate with potency against a variety of disease-causing bacteria-gram-positives, gram-negatives, atypicals and anaerobes, including quinolone-resistant MRSA. Under the terms of the agreement, we may be entitled to up to $2.1 million of development and regulatory milestones, as well as a royalty on potential future sales by Melinta, and revenue from Captisol material sales. Melinta is responsible for all development costs related to the program.

Brexanolone-SAGE-547 (SAGE)
    Our partner, SAGE, is conducting a Phase 3 clinical trial for the development of Captisol-enabled therapeutics for a broad range of debilitating central nervous system conditions. SAGE’s lead clinical program, Captisol-enabled Brexanolone (SAGE-547), is an allosteric modulator of both synaptic and extra-synaptic GABAA receptors that is in clinical development as an adjunctive therapy, a therapy combined with current therapeutic approaches, for the treatment of SRSE. Brexanolone was granted Fast Track designation, which is intended to facilitate the development and expedite the review of drug candidates that are intended to treat serious or life-threatening conditions and demonstrate the potential to address unmet medical needs, and orphan drug designation, which is intended to facilitate drug development for rare diseases, by the FDA for SRSE. Ligand has the potential to receive milestone payments, royalties and revenue from Captisol material sales for Captisol-enabled programs. SAGE is responsible for all development costs related to the program.
SAGE is also conducting a Phase 3 clinical trial for the development of a Captisol-enabled treatment of PPD. In July 2016 SAGE reported top-line results from a Phase 2 placebo-controlled trial in women with severe PPD, in which SAGE-547 achieved a significant, rapid and durable reduction in depression scores. SAGE received Breakthrough Therapy Designation from the FDA for SAGE-547 in PPD in September, 2016. The Breakthrough Therapy Designation is intended to offer a potentially expedited development path and review for promising drug candidates, which includes increased interaction and guidance from the FDA.
Sparsentan (Retrophin)
Our partner, Retrophin, is developing sparsentan for orphan indications of severe kidney diseases, and has completed a Phase 2 clinical trial of sparsentan for the treatment of FSGS. Certain patient groups with severely compromised renal function, including those with FSGS, exhibit extreme proteinuria resulting in progression to dialysis and a high mortality rate. Sparsentan, with its unique dual blockade of angiotensin and endothelin receptors, is expected to provide meaningful clinical benefits in mitigating proteinuria in indications where there are no approved therapies. In January 2015, the FDA granted sparsentan orphan drug designation.
Under our license agreement with Retrophin we are entitled to receive potential net milestones of over $75 million in the future and net royalties on future worldwide sales by Retrophin. The royalty term is expected to be 10 years following the first commercial sale. Retrophin is responsible for all development costs related to the program.
Prexasertib- LY2606368 (Eli Lilly)
Our partner, Eli Lilly is conducting Phase 2 clinical trials for Captisol-enabled LY2606368 (Chk 1/2 inhibitor) for solid tumors. Under the terms of the agreement, we may be entitled to regulatory milestones, royalties on potential future sales by Eli Lilly and revenue from Captisol material sales.
CXL-1427 - BMS986231 (Cardioxyl /BMS)
Our partner, Cardioxyl (acquired by BMS in 2015) is conducting Phase 2 clinical trials for Captisol-enabled CXL-1427 (nitroxyl donor prodrug) for ADHF. Under the terms of the agreement, we may be entitled to development and regulatory milestones, and royalties on potential future sales by BMS and revenue from Captisol material sales.
Lasofoxifene (Azure Biotech, and Sermonix)
Our partner Azure is developing a novel formulation of lasofoxifene targeting an underserved market in women’s health. Under the terms of our agreement with Azure, we are entitled to receive up to $2.6 million in potential development and regulatory milestones as well as royalties on future net sales through the later of the life of the relevant patents (currently expected to be at least until 2027) or 10 years after regulatory approval. Azure may terminate the license agreement at any time upon six months’ prior notice.
Lasofoxifene is an estrogen partial agonist for osteoporosis treatment and other diseases, discovered through the research collaboration between us and Pfizer. Under the terms of the license agreement with Azure, we retained the rights to the oral formulation of lasofoxifene originally developed by Pfizer.

Our partner, Sermonix has a license for the development of oral lasofoxifene for the United States and additional territories. Under the terms of the agreement, we are entitled to receive up to $45 million in potential regulatory and commercial milestone payments as well as royalties on future net sales.
Verubecestat-MK-8931 (Merck)
Our partner, Merck is developing Verubecestat (MK-8931), a BACE inhibitor for the treatment of Alzheimer’s disease. Alzheimer’s disease is a chronic neurodegenerative disease and responsible for the majority of dementia cases. The leading hypothesis in the field postulates that plaques of amyloid-beta protein within the brain are the main cause of the disease. BACE is a key enzyme in the production of amyloid-beta protein and a BACE inhibitor is expected to reduce amyloid-beta protein generation in Alzheimer’s disease patients to prevent plaques formation. Verubecestat is the leading BACE inhibitor in clinic. In February 2017, Merck halted the first Phase 3 trial in mild-to-moderate Alzheimer’s disease for futility and expects initial data readout from the second Phase 3 trial in prodromal Alzheimer’s disease in 2019.  It is hoped that by attacking amyloid-beta plaque earlier in the disease, Verubecestat can still be effective. We are entitled to a royalty on potential future sales by Merck.  Merck is responsible for all development costs related to the program
TR-Beta - VK2809 (Viking)
Viking is developing VK2809, a novel selective TR-Beta agonist with potential in multiple indications, including hypercholesterolemia, dyslipidemia, NASH, and X-ALD. Viking initiated a Phase 2 trial for VK2809 in hypercholesterolemia and fatty liver disease in 2016 and expects primary outcome readout this year. Under the terms of the agreement with Viking, we may be entitled to up to $375 million of development, regulatory and commercial milestones and tiered royalties on potential future sales.
SARM - VK5211 (Viking)
Our partner Viking is developing VK5211, a novel, potentially best-in-class SARM for patients recovering from hip-fracture. SARMs retain the beneficial properties of androgens without undesired side-effects of steroids or other less selective androgens. Viking initiated a Phase 2 trial in hip fracture in 2015. Under the terms of the agreement with Viking, we may be entitled to up to $270 million of development, regulatory and commercial milestones as well as tiered royalties on potential future sales.
Merestinib- LY2801653 (Eli Lilly)
Our partner, Eli Lilly is conducting Phase 2 clinical trials for Captisol-enabled merestinib (LY2801653, formerly known as c-Met inhibitor) for treatment of cancer. Under the terms of the agreement, we may be entitled to regulatory milestones, royalties on potential future sales by Eli Lilly and revenue from Captisol material sales.
Pevonedistat - MLN-4924 (Millennium/Takeda)
Our partner, Millennium/Takeda is currently conducting Phase 2 trials for the development of pevonedistat (MLN-4924) for the treatment of hematological malignancies and solid tumors. Pevonedistat is a Captisol-enabled Nedd8-Activating Enzyme Inhibitor. Under the terms of the clinical-stage agreement, we may be entitled to development milestones from Millennium/Takeda and revenue from Captisol material sales.
Motolimod - VTX-2337 (VentiRx Pharmaceuticals/Celgene)
Our partner, VentiRx is currently conducting Phase 2 trials for the development of motolimod for the treatment of ovarian cancer and head and neck cancer. Motolimod is a Captisol-enabled Toll-like Receptor 8 agonist. Motolimod was granted Fast Track and Orphan Designations by the FDA for the treatment of recurrent or persistent ovarian cancer. VentiRx has an exclusive worldwide collaboration with Celgene to develop motolimod. Under the terms of the clinical-stage agreement, we have earned development milestones from VentiRx and revenue from Captisol material sales.
Seribantumab-MM-121 (Merrimack Pharmaceuticals)
Merrimack Pharmaceuticals is currently conducting a Phase 2 trial of seribantumab (MM-121) in patients with heregulin-positive, locally advanced or metastatic non-small cell lung cancer whose disease has progressed following immunotherapy. The FDA has granted fast track designation to facilitate and expedite the development. Seribantumab is an antibody-drug that targets ErbB3 that was developed using the Selexis SUREtechnology Platform. Under the terms of the agreement, we may be entitled to development and commercial milestones, royalties on potential future sales.
CHS-0214 (Coherus Biosciences)
Coherus Biosciences has conducted Phase 3 / MAA-enabling clinical trials for CHS-0214 (etanercept biosimilar) for rheumatoid arthritis and psoriasis. Coherus uses the Selexis’ technology platform for CHS-0214. We are entitled to earn regulatory and sales milestones, and royalties on potential future sales through at least 2026.
AM0010+PD-1 (ARMO Biosciences)
Our partner, ARMO Biosciences, is developing an anti-PD-1 antibody discovered with the OmniAb platform technology.  AM0010+PD-1 is a therapeutic target for cancer therapy.  We are entitled to earn regulatory milestones and royalties on future sales.
ADX-102 (Aldeyra)
              Our partner, Aldeyra, is conducting a phase II study for ADX-102 for the treatment of ocular inflammation.  ADX-102 is a Captisol-enabled ophthalmic solution for the treatment of allergic conjunctivitis that could be active in a broad array of inflammatory ocular diseases.  Under the terms of our agreement with Aldeyra, we are entitled to receive regulatory milestones and royalties on future sales.
Esaxerenone (Exelixis)
              Our partner, Exelixis, entered into a collaboration agreement with Daiichi Sankyo and is conducting a phase 3 pivotal trial (ESAX-HTN) to evaluate esaxerenone (CS-3150) versus eplerenone for essential hypertension in Japanese patients.  Under the terms of the agreement with Exelixis, we are entitled to receive a royalty on future sales.
TAK-020 (Takeda)
              Our partner, Takeda, is conducting a phase I study for TAK-020 for the treatment of rheumatoid arthritis.  TAK-020 is a Captisol-enabled formulation.  We have received an up front fee and revenue from Captisol material sales.
The following table represents our various royalty arrangements:
Royalty Table

Ligand Licenses With Tiered Royalties, Tiers Disclosed*
Promacta (Novartis)		Kyprolis (Amgen)		Duavee (Pfizer)		Viviant/Conbriza (Pfizer)
< $100 million	4.7%	< $250 million	1.5%	<$400 million	0.5%	<$400 million	0.5%
$100 to $200 million	6.6%	$250 to $500 million	2.0%	$400 million to $1.0 billion	1.5%	$400 million to $1.0 billion	1.5%
$200 to $400 million	7.5%	$500 to $750 million	2.5%	>$1.0 billion	2.5%	>$1.0 billion	2.5%
$400 million to $1.5 billion	9.4%	>$750 million	3.0%
>$1.5 billion	9.3%

CE-Topiramate (CURx)		CE-Budesonide (Sedor)		CE-Meloxicam (Sedor)
< $50 million	6.0%	< $25 million	8.0%	< $25 million	8.0%
$50 to $100 million	6.8%	> $25 million	10.0%	> $25 million	10.0%
>$100 million	7.5%

Ligand Licenses With Tiered Royalties, Tiers Undisclosed*
Program	Licensee	Royalty Rate
IRAK4	TG Therapeutics	6.0% - 9.5%
CE-Lamotrigine	CURx	4.0% - 7.0%
Lasofoxifene	Sermonix	6.0% - 10.0%
FBPase Inhibitor	Viking	7.5% - 9.5%
SARM	Viking	7.25% - 9.25%
TR Beta	Viking	3.5% - 7.5%
Oral EPO	Viking	4.5% - 8.5%
DGAT-1	Viking	3.0% - 7.0%
LTP-O3FA	Omthera/AstraZeneca	Tiered mid-to-high single digit royalties
Various	Nucorion	4.0%-9.0%
Various	Seelos	4.0%-10.0%

Ligand Licenses With Fixed Royalties*
Program	Licensee	Royalty Rate
Evomela	Spectrum Pharma	20%
Baxdela	Melinta	2.5%
SAGE-547	SAGE	3%
Sparsentan	Retrophin	9%
CE-Fosphenytoin	Sedor	11%
Pradefovir	Chiva Pharma	9%
MB07133	Chiva Pharma	6%
KLM465	Novartis	14.5% (6.5% in year one)
Topical lasofoxifene	Azure Biotech	5%
MM-121	Merrimack Pharma	<1.0%
MM-151	Merrimack Pharma	<1.0%
MM-141	Merrimack Pharma	<1.0%
ME-143	MEI Pharma	Low single digit royalty
ME-344	MEI Pharma	Low single digit royalty
ADX-102	Aldeyra Therapeutics	Low single digit royalty

*Royalty rates are shown net of sublicense payments. Royalty tier references for specific rates notated in the table are for up to and including the dollar amount referenced. Higher tiers are only applicable for the dollar ranges specified in the table.

Primary Internal Development Program - Glucagon Receptor Antagonist Program

We are currently developing a small molecule glucagon receptor antagonist for the treatment of Type 2 diabetes mellitus. Compounds that block the action of glucagon may reduce the hyperglycemia that is characteristic of the disease. Glucagon stimulates the production of glucose by the liver and its release into the blood stream. In diabetic patients, glucagon secretion is abnormally elevated and contributes to hyperglycemia in these patients. We announced results in 2016 from two Phase I clinical trials which demonstrated favorable safety, tolerability and pharmacokinetics in normal healthy volunteers and in subjects with type 2 diabetes mellitus. The trial results also demonstrate a robust, dose-dependent reduction of fasting plasma glucose. We also initiated a Phase 2 clinical trial in September 2016 for the treatment of type 2 diabetes mellitus (T2DM). The randomized, double-blind, placebo-controlled study will evaluate the safety and efficacy of LGD-6972, as an adjunct to diet and exercise, in subjects with T2DM whose blood glucose levels are inadequately controlled with metformin.

The following table represents other internal programs eligible for further development funding, either through Ligand or a partner:

Program	Development Stage	Indication
CCR1 Antagonist	Preclinical	Oncology
CE-Busulfan	Preclinical	Oncology
CE-Cetirizine Injection	Preclinical	Allergy
CE-Clopidogrel	Phase 3	Anti-coagulant
CE-Sertraline, Oral Concentrate	Phase 1	Depression
CE-Silymarin for Topical Formulation	Preclinical	Sun damage
FLT3 Kinase Inhibitors	Preclinical	Oncology
GCSF Receptor Agonist	Preclinical	Blood disorders
Liver Specific Glucokinase Activator	Preclinical	Diabetes
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

Promacta
United States			Corresponding Foreign
Type of Protection	U.S. Patent No.	U.S. Expiration Date	Jurisdiction	Patent Number	Expiration Date‡
CoM / Use	6,280,959	10/30/2018	N/A
CoM / Use	7,160,870	11/20/2022	EU	1,864,981	5/24/2021
			EU	1,294,378	5/24/2021
			Japan	3,813,875	5/24/2021
Use	7,332,481	5/24/2021	EU	1,889,838	5/24/2021
			Japan	4,546,919	5/24/2021
CoM / Use	7,452,874	5/24/2021	EU	1,889,838	5/24/2021
			Japan	4,546,919	5/24/2021
CoM / Use	7,473,686	5/24/2021	EU	1,864,981	5/24/2021
			EU	1,294,378	5/24/2021
			Japan	3,813,875	5/24/2021
CoM / Use	7,547,719	7/13/2025	EU	1,534,390	5/21/2023
			Japan	4,612,414	5/21/2023
Use	7,790,704	5/24/2021	N/A
Use	7,795,293	5/21/2023	N/A
CoM / Use	8,052,993	8/1/2027	EU	2,152,237	8/1/2027
			Japan	5,419,866	8/1/2027
			Japan	5,735,078	8/1/2027
CoM / Use	8,052,994	8/1/2027	EU	2,152,237	8/1/2027
			Japan	5,419,866	8/1/2027
			Japan	5,735,078	8/1/2027
CoM / Use	8,052,995	8/1/2027	EU	2,152,237	8/1/2027
			Japan	5,419,866	8/1/2027
			Japan	5,735,078	8/1/2027
CoM / Use	8,062,665	8/1/2027	EU	2,152,237	8/1/2027
			Japan	5,419,866	8/1/2027
			Japan	5,735,078	8/1/2027
CoM / Use	8,071,129	8/1/2027	EU	2,152,237	8/1/2027
			Japan	5,419,866	8/1/2027
			Japan	5,735,078	8/1/2027
CoM / Use	8,828,430	8/1/2027	EU	2,152,237	8/1/2027
			Japan	5,419,866	8/1/2027
			Japan	5,735,078	8/1/2027

‡Expiration dates of European and Japanese patents are calculated as 20 years from the earliest nonprovisional filing date to which priority is claimed, and do not take into account extensions that are or may be available in these jurisdictions.
Kyprolis
Patents protecting Kyprolis include those owned by Amgen and those owned by us. The United States patent listed in the Orange Book relating to Kyprolis with the latest expiration date is not expected to expire until 2029. Patents and applications owned by Ligand relating to the Captisol component of Kyprolis are not expected to expire until 2033. The type of patent protection (e.g., composition of matter or use) for each patent listed in the Orange Book and the expiration dates for each patent listed in the Orange Book are provided in the following table. In addition, certain related patents in the commercially important jurisdictions of Europe and Japan are identified in the following table.

Kyprolis
United States			Corresponding Foreign
Type of Protection	U.S. Patent No.	U.S. Expiration Date	Jurisdiction	Patent Number	Expiration Date‡
CoM	7,232,818	4/14/2025	EU	1,745,064	4/14/2025
			Japan	5,394,423	4/14/2025
CoM	7,417,042	7/20/2026	EU	1,781,688	8/8/2025
			Japan	4,743,720	8/8/2025
Use	7,491,704	4/14/2025	EU	1,745,064	4/14/2025
			Japan	5,394,423	4/14/2025
CoM	7,737,112	12/7/2027	EU	1,819,353	12/7/2025
			EU	2,260,835	12/7/2025
			EU	2,261,236	12/7/2025
			Japan	4,990,155	12/7/2025
			Japan	5,108,509	5/9/2025
Use	8,129,346	4/14/2025	EU	1,745,064	4/14/2025
			Japan	5,394,423	4/14/2025
CoM	8,207,125	4/14/2025	EU	1,781,688	8/8/2025
			Japan	4,743,720	8/8/2025
CoM / Use	8,207,126	4/14/2025	N/A
Use	8,207,127	4/14/2025	N/A
CoM / Use	8,207,297	4/14/2025	N/A
Use	9,511,109	10/21/2029	Japan	5,675,629	10/21/2029

‡Expiration dates of European and Japanese patents are calculated as 20 years from the earliest nonprovisional filing date to which priority is claimed, and do not take into account extensions that are or may be available in these jurisdictions.
Captisol
Patents and pending patent applications covering Captisol are owned by us. Other patents and pending patent applications covering methods of making Captisol are owned by Ligand or by Pfizer. The patents covering the Captisol product, if issued, with the latest expiration date would not be set to expire until 2033 (see, e.g., U.S. Patent No. 9,493,582 (expires Feb. 27, 2033)). We also own several patents and pending patent applications covering drug products containing Captisol as a component. The type of patent protection (e.g., composition of matter or use) and the expiration dates for several issued patents covering Captisol are provided in the following table. In addition, certain related patents and applications in the commercially important jurisdictions of Europe and Japan are listed in the following table.

Captisol
United States			Corresponding Foreign
Type of Protection	U.S. Patent No.	U.S. Expiration Date	Jurisdiction	Patent Number	Expiration Date‡
CoM	8,114,438	3/19/2028	EU	2,708,225	pending
			Japan	2015-163634	pending
CoM	7,629,331	10/26/2025	EU	1,945,228	10/26/2025
			EU	2,335,707	10/26/2025
			EU	2,581,078	10/26/2025
Use	8,049,003	12/19/2026	EU	2,583,668	10/26/2025
CoM	8,846,901	10/26/2025	EU	1,945,228	10/26/2025
			EU	2,335,707	10/26/2025
			EU	2,581,078	10/26/2025
CoM	8,829,182	10/26/2025	EU	1,945,228	10/26/2025
			EU	2,335,707	10/26/2025
			EU	2,581,078	10/26/2025
CoM / Use	7,635,773	3/13/2029	EU	2,268,269	pending
			Japan	4,923,144	4/28/2029
			Japan	6,039,721	4/28/2029
			Japan	2016-216021	pending
CoM	8,410,077	3/13/2029	EU	2,268,269	pending
			Japan	4,923,144	4/28/2029
			Japan	6,039,721	4/28/2029
			Japan	2016-216021	pending
CoM	9,200,088	3/13/2029	EU	2,268,269	pending
			Japan	4,923,144	4/28/2029
			Japan	6,039,721	4/28/2029
			Japan	2016-216021	pending
CoM	9,493,582	2/27/2033	EU	2,748,205	pending
			Japan	2016-166368	pending
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
OmniAb
Ligand has received patent protection in 27 countries, including the United States, multiple countries throughout Europe, Japan and China (see selected cases listed in the table below) and has 19 patent applications pending worldwide. The patents and applications owned by Ligand are expected to expire between 2028 and 2033 and partners are able to use the OMT patented technology to generate novel antibodies, which may be entitled to additional patent protection.

OmniAb
United States			Corresponding Foreign
Type of Protection	U.S. Patent No.	U.S. Expiration Date	Jurisdiction	Patent Number	Expiration Date‡
			EU	2,152,880	5/30/2028
			EU	2,336,329	5/30/2028
CoM	8,703,485	10/10/2031	Japan	5,823,690	5/30/2028
	9,388,233	5/30/2028	N/A
Use	8,907,157	5/30/2028	N/A
CoM / Use	9,475,859	4/15/2034	N/A
‡ Expiration date of European and Japanese patents are calculated as 20 years from the earliest nonprovisional filing date to which priority is claimed, and do not take into account extensions that are or may be available in these jurisdictions.
LTP Technology
Patent applications related to our LTP Technology include two families owned by Ligand and one owned by Omthera. Each of these patent families include claims directed to composition of matter and use. Patents resulting from these applications, if granted, would have a latest expiration date in 2036.
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

LGD-6972
United States			Corresponding Foreign
Type of Protection	U.S. Patent No.	U.S. Expiration Date	Jurisdiction	Patent Number	Expiration Date‡
CoM	8,710,236	2/11/2028	EU	2,129,654	2/11/2028
			EU	2,786,985	pending
			Japan	5,322,951	2/11/2028
			Japan	2015-196171	pending
CoM	9,169,201	2/11/2028	EU	2,129,654	2/11/2028
			EU	2,786,985	pending
			Japan	5,322,951	2/11/2028
			Japan	2015-196171	pending
CoM / Use	8,907,103	1/2/2031	EU	2,326,618	8/13/2029
			EU	2,799,428	8/13/2029
			EU	n/a	pending
			Japan	5,684,126	8/13/2029
			Japan	2016-251460	pending
‡ Expiration date of European and Japanese patents are calculated as 20 years from the earliest nonprovisional filing date to which priority is claimed, and do not take into account extensions that are or may be available in these jurisdictions.
Human Resources
As of February 6, 2016, we had 22 full-time employees, of whom eight are involved directly in scientific research and development activities.

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

Future revenue based on Promacta, Kyprolis and Evomela, as well as sales of our other products, may be lower than expected.

Novartis is obligated to pay us royalties on its sales of Promacta, and we receive revenue from Amgen based on both sales of Kyprolis and purchases of Captisol material for clinical and commercial uses. These payments are expected to be a substantial portion of our ongoing revenues for some time. In addition, we receive revenues based on sales of Evomela and other products. Any setback that may occur with respect to any of our partners' products, and in particular Promacta or Kyprolis, could significantly impair our operating results and/or reduce our revenue and the market price of our stock. Setbacks for the products could include problems with shipping, distribution, manufacturing, product safety, marketing, government regulation or reimbursement, licenses and approvals, intellectual property rights, competition with existing or new products and physician or patient acceptance of the products, as well as higher than expected total rebates, returns, discounts, or unfavorable exchange rates. These products also are or may become subject to generic competition.

Future revenue from sales of Captisol material to our license partners may be lower than expected.

Revenues from sales of Captisol material to our collaborative partners represent a significant portion of our current revenues. Any setback that may occur with respect to Captisol could significantly impair our operating results and/or reduce the market price of our stock. Setbacks for Captisol could include problems with shipping, distribution, manufacturing, product safety, marketing, government regulation or reimbursement, licenses and approvals, intellectual property rights, competition with existing or new products and physician or patient acceptance of the products using Captisol.

If products or product candidates incorporating Captisol material were to cause any unexpected adverse events, the perception of Captisol safety could be seriously harmed. If this were to occur, we may not be able to sell Captisol unless and until we are able to demonstrate that the adverse event was unrelated to Captisol, which we may not be able to do. Further, the FDA could require us to submit additional information for regulatory review or approval, including data from extensive safety testing or clinical testing of products using Captisol. This would be expensive and it may delay the marketing of Captisol-enabled products and receipt of revenue related to those products, which could significantly impair our operating results and/or reduce the market price of our stock.

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

We currently depend on our arrangements with our partners and licensees to sell products using our Captisol technology. These agreements generally provide that our partners may terminate the agreements at will. If our partners discontinue sales of products using Captisol, fail to obtain regulatory approval for products using Captisol, fail to satisfy their obligations under their agreements with us, or choose to utilize a generic form of Captisol should it become available, or if we are unable to establish new licensing and marketing relationships, our financial results and growth prospects would be materially affected. Furthermore, we maintain significant accounts receivable balances with certain customers purchasing Captisol materials, which may result in the concentration of credit risk. We generally do not require any collateral from our customers to secure payment of these accounts receivable. If any of our major customers were to default in the payment of their obligations to us, our business, operating results and cash flows could be adversely affected.

Further, under most of our Captisol outlicenses, the amount of royalties we receive will be reduced or will cease when the relevant patent expires. Our low-chloride patents and foreign equivalents are not expected to expire until 2033, our high purity patents and foreign equivalents, are not expected to expire until 2029 and our morphology patents and foreign equivalents, are not expected to expire until 2025, but the initially filed patents relating to Captisol expired starting in 2010 in the United States and in 2016 in most countries outside the United States. If our other intellectual property rights are not sufficient to prevent a generic form of Captisol from coming to market and if in such case our partners choose to terminate their agreements with us, our Captisol revenue may decrease significantly.

Third party intellectual property may prevent us or our partners from developing our potential products; our and our partners’ intellectual property may not prevent competition; and any intellectual property issues may be expensive and time consuming to resolve.

The manufacture, use or sale of our potential products or our licensees' products or potential products may infringe the patent rights of others. If others obtain patents with conflicting claims, we may be required to obtain licenses to those patents or to develop or obtain alternative technology. We may not be able to obtain any such licenses on acceptable terms, or at all. Any failure to obtain such licenses could delay or prevent us from pursuing the development or commercialization of our potential products.

Generally, our success will depend on our ability and the ability of our partners to obtain and maintain patents and other intellectual property rights for our and their potential products.  Our patent position is uncertain and involves complex legal and technical questions for which legal principles are unresolved.  Even if we or our partners do obtain patents, such patents may not adequately protect the technology we own or have licensed.  For example, in January 2016, we received a paragraph IV certification from a subsidiary of Par advising us that it had filed an ANDA with the FDA seeking approval to market a generic version of Merck’s NOXAFIL-IV product.  The paragraph IV certification alleges that Merck’s U.S. Patent No. 9,023,790 related to NOXAFIL-IV and our U.S. Patent No. 8,410,077 related to Captisol, which we refer to as the ‘077 Patent, are invalid and/or will not be infringed by Par’s manufacture, use or sale of the product for which the ANDA was submitted. Although Merck and Par settled this dispute, we could face similar disputes in the future which, if successful, could result in lost revenues or limit our ability to enter into new licenses using the challenged patent.

Any conflicts with the patent rights of others could significantly reduce the coverage of our patents or limit our ability to obtain meaningful patent protection. For example, our European patent related to Agglomerated forms of Captisol was limited during an opposition proceeding, and the rejection of our European patent application related to High Purity Captisol is currently being appealed. In addition, any determination that our patent rights are invalid may result in early termination of our agreements with our license partners and could adversely affect our ability to enter into new license agreements. We also rely on unpatented trade secrets and know-how to protect and maintain our competitive position. We require our employees, consultants, licensees and others to sign confidentiality agreements when they begin their relationship with us. These agreements may be breached, and we may not have adequate remedies for any breach. In addition, our competitors may independently discover our trade secrets.

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

We rely heavily on licensee relationships, and any disputes or litigation with our partners or termination or breach of any of the related agreements could reduce the financial resources available to us, including milestone payments and future royalty revenues.

Our existing collaborations may not continue or be successful, and we may be unable to enter into future collaborative arrangements to develop and commercialize our unpartnered assets. Generally, our current collaborative partners also have the right to terminate their collaborations at will or under specified circumstances. If any of our collaborative partners breach or terminate their agreements with us or otherwise fail to conduct their collaborative activities successfully (for example, by not making required payments when due, or at all), our product development under these agreements will be delayed or terminated. Disputes or litigation may also arise with our collaborators (with us and/or with one or more third parties), including those over ownership rights to intellectual property, know-how or technologies developed with our collaborators. For example, we are asserting our rights to receive payment against one of our collaborative partners which could harm our relationship with sch partner. Such disputes or litigation could adversely affect our rights to one or more of our product candidates and could delay, interrupt or terminate the collaborative research, development and commercialization of certain potential products, create uncertainty as to ownership rights of intellectual property, or could result in litigation or arbitration. In addition, a significant downturn or deterioration in the business or financial condition of our collaborators or partners could result in a loss of expected revenue and our expected returns on investment. The occurrence of any of these problems could be time-consuming and expensive and could adversely affect our business.

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

The speed at which we and our partners complete our scientific studies and clinical trials depends on many factors, including, but not limited to, our ability to obtain adequate supplies of the products to be tested and patient enrollment. Patient enrollment is a function of many factors, including the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial and other potential drug candidates being studied. Delays in patient enrollment for our or our partners’ trials may result in increased costs and longer development times. In addition, our partners have rights to control product development and clinical programs for products developed under our collaborations. As a result, these partners may conduct these programs more slowly or in a different manner than expected. Moreover, even if clinical trials are completed, we or our partners still may not apply for FDA approval in a timely manner or the FDA still may not grant approval.

Our drug development programs may require substantial additional capital to complete successfully, arising from costs to: conduct research, preclinical testing and human studies; establish pilot scale and commercial scale manufacturing processes and facilities; and establish and develop quality control, regulatory, marketing, sales and administrative capabilities to support these programs. While we expect to fund our research and development activities from cash generated from operations to the extent possible, if we are unable to do so, we may need to complete additional equity or debt financings or seek other external means of financing. These financings could depress our stock price. If additional funds are required to support our operations and we are unable to obtain them on terms favorable to us, we may be required to cease or reduce further development or commercialization of our products, to sell some or all of our technology or assets or to merge with another entity.

Our OmniAb antibody platform faces specific risks, including the fact that no drug using antibodies from the platform has yet advanced to late stage clinical trials.

None of our collaboration partners using our OmniAb antibody platform have tested drugs based on the platform in clinical trials and, therefore, none of our OmniAb collaboration partners’ drugs have received FDA approval. If one of our OmniAb collaboration partners’ drug candidates fails during preclinical studies or clinical trials, our other OmniAb collaboration partners may decide to abandon drugs using antibodies generated from the OmniAb platform, whether or not attributable to the platform. All of our OmniAb collaboration partners may terminate their programs at any time without penalty. In addition, our OmniRat and OmniFlic platforms, which we consider the most promising, are covered by two patents within the U.S. and two patents in the European Union and are subject to the same risks as our patent portfolio discussed above, including the risk that our patents may infringe on third party patent rights or that our patents may be invalidated. Further, we face significant competition from other companies selling human antibody-generating rodents, especially mice which compete with our OmniMouse platform, including the VelocImmune mouse, the AlivaMab mouse, the Trianni mouse and the Kymouse. Many of our competitors have greater financial, technical and human resources than we do and may be better equipped to develop, manufacture and market competing antibody platforms.

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

We have restated our consolidated financial statements as of and for the year ended December 31, 2015 (including the third quarter within that year) and for the first and second quarters of fiscal year 2016 in order to correct certain accounting errors. For a description of the material weaknesses in our internal control over financial reporting identified by management in connection with the Restatement and management’s plan to remediate those material weaknesses, see “Part II, Item 9A - Controls and Procedures.”

As a result of the Restatement, we have become subject to possible additional costs and risks, including (a) accounting and legal fees incurred in connection with the Restatement and (b) a possible loss of investor confidence. Further, we are subject to a shareholder lawsuit related to the Restatement which may be costly to defend and divert our management's attention from other operating matters. See "Item 3. Legal Proceedings."
We have identified material weaknesses in our internal control over financial reporting that, if not remediated, could result in additional material misstatements in our financial statements.
As described in “Part II, Item 9A - Controls and Procedures,” management identified control deficiencies that represent material weaknesses. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of the identified material weaknesses, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2016. See “Part II, Item 9A - Controls and Procedures.”

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

Changes or modifications in financial accounting standards, including those related to revenue recognition, may harm our results of operations.

From time to time, the Financial Accounting Standards Board, or FASB, either alone or jointly with other organizations, promulgates new accounting principles that could have an adverse impact on our results of operations. For example, in May 2014, FASB issued a new accounting standard for revenue recognition-Accounting Standards Codification Topic 606, Revenue from Contracts with Customers, or ASC 606-that supersedes most current revenue recognition guidance. The new guidance requires a company to recognize revenue upon transfer of goods or services to a customer at an amount that reflects the expected consideration to be received in exchange for those goods or services. The new guidance becomes effective in fiscal 2018 and early adoption in fiscal 2017 is permitted.

We anticipate this standard will have a material impact on our consolidated financial statements by accelerating the timing of revenue recognition for revenues related to royalties, and potentially certain contingent milestone based payments. Our practice has been to book royalties one quarter after our partners report sales of the underlying product. Now, under ASC 606, Ligand will estimate and book royalties in the same quarter that our partners report the sale of the underlying product. As a result, we will book royalties one quarter earlier compared to our past practice. We will rely on our partners’ earning releases and other information from our partners to determine the sales of our partners’ products and to estimate the related royalty revenues. If our partners report incorrect sales, or if our partners delay reporting of their earnings release, our royalty estimates may need to be revised and/or our financial reporting may be delayed.

Any difficulties in implementing this guidance could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline and harm investors’ confidence in us. Finally, if we were to change our critical accounting estimates, including those related to the recognition of license revenue and other revenue sources, our operating results could be significantly affected.

Our ability to use our net operating loss carryforwards and certain other tax attributes to offset future taxable income may be subject to certain limitations.
As of December 31, 2016 we had U.S. federal and state net operating loss carryforwards (NOLs) of approximately $446.3 million and $140.5 million, respectively, which expire through 2036, if not utilized. As of December 31, 2016, we had federal and California research and development tax credit carryforwards of approximately $21.9 million and $19.4 million, respectively. The federal research and development tax credit carryforwards expire in various years through 2036, if not utilized. The California research and development credit will carry forward indefinitely. Under Sections 382 and 383 of Internal Revenue Code of 1986, as amended (Code) if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOLs and other pre-change tax attributes, such as research tax credits, to offset its future post-change income and taxes may be limited. In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. We believe we have experienced certain ownership changes in the past and have reduced our deferred tax assets related to NOLs and research and development tax credit carryforwards accordingly. In the event that it is determined that we have in the past experienced additional ownership changes, or if we experience one or more ownership changes as a result future transactions in our stock, then we may be further limited in our ability to use our NOLs and other tax assets to reduce taxes owed on the net taxable income that we earn in the event that we attain profitability. Any such limitations on the ability to use our NOLs and other tax assets could adversely impact our business, financial condition and operating results.

We rely on information technology and any failure, inadequacy, interruption or security lapse of that technology, including any cyber security incidents, could harm our ability to operate our business effectively.

Our business is increasingly dependent on critical, complex and interdependent information technology systems, including internet-based systems, to support business processes as well as internal and external communications. Despite the implementation of security measures, our internal computer systems and those of our partners are vulnerable to damage from cyber-attacks, computer viruses, security breaches, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. System failures, accidents or security breaches could cause interruptions in our operations, could lead to the loss of trade secrets or other intellectual property, could lead to the public exposure of personal information of our employees and others, and could result in a material disruption of our clinical and commercialization activities and business operations, in addition to possibly requiring substantial expenditures to remedy. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and our business and financial condition could be harmed.

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

The total purchase price pertaining to our acquisitions in recent years of CyDex, Metabasis, Pharmacopeia, Neurogen and OMT have been allocated to net tangible assets, identifiable intangible assets, in-process research and development and goodwill. To the extent the value of goodwill or identifiable intangible assets or other long-lived assets become impaired, we will be required to incur material charges relating to the impairment. Any impairment charges could have a material adverse impact on our results of operations and the market value of our common stock.

Our charter documents and concentration of ownership may hinder or prevent change of control transactions.

Provisions contained in our certificate of incorporation and bylaws may discourage transactions involving an actual or potential change in our ownership. In addition, our Board of Directors may issue shares of common or preferred stock without any further action by the stockholders. Our directors and certain of our institutional investors collectively beneficially own a significant portion of our outstanding common stock. Such provisions and issuances may have the effect of delaying or preventing a change in our ownership. If changes in our ownership are discouraged, delayed or prevented, it would be more difficult for our current Board of Directors to be removed and replaced, even if you or our other stockholders believe that such actions are in the best interests of us and our stockholders.

We may be subject to prosecution for violation of federal law due to our agreement with Vireo Health, which is developing drugs using cannabis.

In November 2015, we entered into a license agreement and supply agreement with Vireo Health granting Vireo Health an exclusive right in certain states within the United States and certain global territories to use Captisol in Vireo’s development and commercialization of pharmaceutical-grade cannabinoid-based products. However, state laws legalizing medical cannabis use are in conflict with the Federal Controlled Substances Act, which classifies cannabis as a schedule-I controlled substance and makes cannabis use and possession illegal on a national level. The United States Supreme Court has ruled that it is the Federal government that has the right to regulate and criminalize cannabis, even for medical purposes, and thus Federal law criminalizing the use of cannabis preempts state laws that legalize its use. While the Obama administration effectively stated that it is not an efficient use of resources to direct Federal law enforcement agencies to prosecute those lawfully abiding by state-designated laws allowing the use and distribution of medical and recreational cannabis, the Trump administration has indicated that it will reconsider such policy and practice, especially with respect to recreational cannabis. Further, even if the Trump administration affirms the same approach with respect to medical or recreational cannabis initially, there is no guarantee that such policy and practice will not change regarding the low-priority enforcement of Federal laws in states where cannabis has been legalized. Any such change in the Federal government’s enforcement of Federal laws could result in Ligand, as the supplier of Captisol, to be charged with violations of Federal laws which may result in significant legal expenses and substantial penalties and fines.

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
We currently lease premises consisting of approximately 5,000 square feet of office space in San Diego which serves as our corporate headquarters. The lease expires in May 2023.
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

Paragraph IV Certification by Par Pharmaceuticals

On January 7, 2016, the Company received a paragraph IV certification from Par Sterile Products, LLC, a subsidiary of Par Pharmaceuticals, Inc., or Par, advising us that it had filed an ANDA with the FDA seeking approval to market a generic version of Merck’s NOXAFIL-IV product. On February 19, 2016, Merck filed an action against Par in the United States District Court for the District of New Jersey, asserting that Par's manufacture, use or sale of the product for which the ANDA was submitted would infringe Merck's U.S. Patent No. 9,023,790. On October 31, 2016, the parties to the lawsuit entered into a consent judgment dismissing all claims, counterclaims, affirmative defenses and demands. The parties have reported to the court that they entered into a confidential settlement agreement, and that they submitted the agreement to the Federal Trade Commission and the United States Department of Justice pursuant to Section 112(a) of the Medicare Prescription Drug, Improvement and Modernization Act of 2003.

Class Action Lawsuit

In November 2016, a putative shareholder class action lawsuit was filed in the United States District Court for the Southern District of California against the Company, its chief executive officer and chief financial officer. The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, and seeks unspecified compensatory damages and other relief on behalf of a purported class of purchasers of the Company’s securities between November 9, 2015 and November 14, 2016, inclusive. The complaint’s allegations relate generally to the Company’s November 2016 restatement of certain prior period financial statements.  In January 2017, a purported Company shareholder filed a motion for appointment of lead counsel and lead plaintiff. The motion is scheduled to be heard by the court in March 2017. No trial date has been set. The Company believes that the lawsuit is without merit and intends to vigorously defend against the lawsuit.
Securities Litigation

In 2012, a federal securities class action and shareholder derivative lawsuit was filed in Pennsylvania alleging that the Company and its chief executive officer assisted various breaches of fiduciary duties based on our purchase of a licensing interest in a development-stage pharmaceutical program from the Genaera Liquidating Trust in 2010 and our subsequent sale of half of our interest in the transaction to Biotechnology Value Fund, Inc.  The district court granted our motion to dismiss an amended complaint on November 11, 2015 and the plaintiff has appealed that ruling to the U.S. Third Circuit Court of Appeals.  The Company intends to continue to vigorously defend against the claims against the Company and its chief executive officer.  The outcome of the matter is not presently determinable.

Item 4.	Mine Safety Disclosures
Not applicable.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
Market Information
Our common stock is traded on the NASDAQ Global Market under the symbol “LGND.”
The following table sets forth the high and low intraday sales prices for our common stock on the NASDAQ Global Market for the periods indicated:

	Price Range
	Low	High
Year Ended December 31, 2016:
1st Quarter	$82.06	$108.79
2nd Quarter	95.05	131.84
3rd Quarter	97.22	139.79
4th Quarter	87.50	110.83
Year Ended December 31, 2015:
1st Quarter	$51.54	$77.11
2nd Quarter	75.67	100.90
3rd Quarter	82.10	111.25
4th Quarter	84.46	111.85
As of February 15, 2017, the closing price of our common stock on the NASDAQ Global Market was $104.28
Holders
As of February 15, 2017, there were approximately 576 holders of record of the common stock.

Purchases of Equity Securities By the Issuer and Affiliated Purchasers

The following table presents information regarding repurchases by us of our common stock during the three months ended December 31, 2016 under the stock repurchase program approved by our board of directors in September 2015, under which we may acquire up to $200 million of our common stock in open market and negotiated purchases for a period of up to three years.

ISSUER PURCHASES OF EQUITY SECURITIES

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program (in thousands)
October 1 - October 31, 2016	15,000	$93.91	15,000	$196,548
November 1 - November 30, 2016	10,000	$93.83	10,000	$195,610
December 1 - December 31, 2016	—	$—	—	$195,610
Total	25,000	$93.88	25,000	$195,610

Performance Graph

The graph below shows the five-year cumulative total stockholder return assuming the investment of $100 and is based on the returns of the component companies weighted monthly according to their market capitalizations. The graph compares total stockholder returns of our common stock, of all companies traded on the NASDAQ Stock market, as represented by the NASDAQ Composite® Index, and of the NASDAQ Biotechnology Stock Index, as prepared by The NASDAQ Stock Market Inc. The NASDAQ Biotechnology Stock Index tracks approximately 181 domestic biotechnology stocks.
The stockholder return shown on the graph below is not necessarily indicative of future performance and we will not make or endorse any predictions as to future stockholder returns.

	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016
Ligand	75%	154%	1%	104%	(6)%
NASDAQ Market (U.S. Companies) Index	17%	40%	15%	7%	9%
NASDAQ Biotechnology Stocks	33%	66%	34%	12%	(21)%

Item 6.	Selected Consolidated Financial Data
The following selected historical consolidated financial and other data are qualified by reference to, and should be read in conjunction with, our consolidated financial statements and the related notes thereto appearing elsewhere herein and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our selected statement of operations data set forth below for each of the years ended December 31, 2016, 2015, 2014, 2013, and 2012 and the balance sheet data as of December 31, 2016, 2015, 2014, 2013 and 2012 are derived from our consolidated financial statements.

	Year Ended December 31,
	2016	2015	2014	2013	2012
Consolidated Statements of Operations Data:	(in thousands)
Royalties	$59,423	$38,194	$29,994	$23,584	$14,073
Material sales	22,502	27,662	28,488	19,072	9,432
License fees, milestones, and other revenues	27,048	6,058	6,056	6,317	7,883
Total revenues	108,973	71,914	64,538	48,973	31,388
Cost of sales	5,571	5,807	9,136	3,357	1,226
Intangible Amortization	10,643	2,375	2,375	2,375	2,375
Research and development expenses	21,221	11,005	9,747	9,274	10,790
General and administrative expenses	26,621	24,378	22,570	17,984	15,782
Lease exit and termination costs	1,032	1,020	1,084	560	1,022
Write-off of acquired IPR&D	—	—	—	480	—
Total operating costs and expenses	65,088	44,585	44,912	34,030	31,195
Income (loss) from operations	43,885	27,329	19,626	14,943	193
Income (loss) from continuing operations including noncontrolling interests	(2,367)	227,444	10,892	8,832	(2,674)
Loss attributable to noncontrolling interests	—	(2,380)	(1,132)	—	—
Income (loss) from continuing operations	(2,367)	229,824	12,024	8,832	(2,674)
Discontinued operations (1)	731	—	—	2,588	2,147
Net income (loss)	(1,636)	229,824	12,024	11,420	(527)
Basic per share amounts:
Income (loss) from continuing operations	$(0.11)	$11.61	$0.59	$0.43	$(0.14)
Discontinued operations (1)	0.04	—	—	0.13	0.11
Net income (loss)	$(0.08)	$11.61	$0.59	$0.56	$(0.03)
Weighted average number of common shares-basic	20,831	19,790	20,419	20,312	19,853
Diluted per share amounts:
Income (loss) from continuing operations	$(0.11)	$10.83	$0.56	$0.43	$(0.14)
Discontinued operations (1)	0.04	—	—	0.12	0.11
Net income (loss)	$(0.08)	$10.83	$0.56	$0.55	$(0.03)
Weighted average number of common shares-diluted	20,831	21,228	21,433	20,745	19,853
(1) We sold our Oncology product line (“Oncology”) on October 25, 2006.

		December 31,
	2016	2015	2014	2013	2012
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents, short-term investments, restricted cash and investments	$149,393	$229,947	$168,597	$17,320	$15,148
Working capital (deficit)	(64,076)	(8,109)	162,379	(4,058)	(11,616)
Total assets	601,585	503,061	258,029	104,713	104,260
Long-term obligations (excludes long-term portions of deferred revenue, net and deferred gain)	3,603	3,330	208,757	24,076	39,967
Accumulated deficit	(431,127)	(429,491)	(659,315)	(671,339)	(682,759)
Total stockholders’ equity	341,290	237,282	26,318	49,613	26,485

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Revenue

(Dollars in thousands)	2016	2015	Change	% Change	2014	Change	% Change
Royalty Revenue	$59,423	$38,194	$21,229	56%	$29,994	$8,200	27%
Material Sales	22,502	27,662	(5,160)	(19)%	28,488	(826)	(3)%
License fees, milestones and other revenue	27,048	6,058	20,990	346%	6,056	2	—%
Total revenue	$108,973	$71,914	$37,059	52%	$64,538	$7,376	11%

Total revenue for 2016 increased $37.1 million or 52% compared with 2015 and for 2015 it increased $7.4 million or 11% compared with 2014. Royalty revenue increased year over year in 2016 and 2015 primarily due to an increase in Promacta and Kyprolis royalties. Material sales decreased year over year in 2016 and 2015 due to timing of customer purchases of Captisol for use in clinical trials and in commercialized products. The increase in license fee, milestones and other revenues in 2016 compared to 2015 is primarily due to OMT license fees and a milestone payment received from Spectrum as a result of the FDA approval of Evomela.

The following table represents royalty revenue by program (in thousands):

	Year ended December 31,
	2016	2015	2014
Promacta / Revolade	$43,043	$29,295	$23,300
Kyprolis	12,145	7,317	4,558
Third Largest Royalty	1,357	390	1,244
Other Royalties	2,878	1,192	892
Total	$59,423	$38,194	$29,994

The following table represents material sales by clinical and commercial use (in thousands):

	Year ended December 31,
	2016	2015	2014
Clinical material sales	$9,325	$10,049	$13,798
Commercial material sales	13,177	17,613	14,690
Total	$22,502	$27,662	$28,488

Operating Costs and Expenses

(Dollars in thousands)	2016	2015	Change	% Change	2014	Change	% Change
Cost of sales	$5,571	$5,807	$(236)	(4)%	$9,136	$(3,329)	(36)%
Amortization of intangibles	10,643	2,375	8,268	348%	2,375	—	—%
Research and development	21,221	11,005	10,216	93%	9,747	1,258	13%
General and administrative	26,621	24,378	2,243	9%	22,570	1,808	8%
Lease exit and termination costs	1,032	1,020	12	1%	1,084	(64)	(6)%
Total operating costs and expenses	$65,088	$44,585	$20,503	46%	$44,912	$(327)	(1)%

Total operating costs and expenses for 2016 increased $20.5 million or 46% compared with 2015. Cost of sales decreased year over year in 2016 and 2015 primarily due to lower material sales as a result of timing of customer purchases. Amortization of intangibles increased in 2016 compared with 2015 due to the acquisition of OMT and the corresponding amortization of intangible assets. Research and development expenses and general and administrative expenses increased year over year in 2016 and 2015 due primarily to expenses associated with OMT which we acquired in January 2016 and increases in stock-based compensation expense, business development activities, headcount related expenses and timing of internal development costs.

We are developing several proprietary products. Our programs represent a range of future licensing opportunities to expand our partnered asset portfolio. Our development focus for the year ended December 31, 2016, 2015, and 2014 has been LGD-6972, our novel glucagon receptor antagonist program. We completed a Phase 1b trial in 2015 and initiated a Phase 2 trial in 2016.

We do not provide forward-looking estimates of costs and time to complete our ongoing research and development projects as such estimates would involve a high degree of uncertainty. Uncertainties include our inability to predict the outcome of research and clinical studies, regulatory requirements placed upon us by regulatory authorities such as the FDA and EMA, our inability to predict the decisions of our partners, our ability to fund research and development programs, competition from other entities of which we may become aware in future periods, predictions of market potential for products that may be derived from our work, and our ability to recruit and retain personnel or third-party contractors with the necessary knowledge and skills to perform certain research. Refer to “Item 1A. Risk Factors” for additional discussion of the uncertainties surrounding our research and development initiatives.

Other (expense) income

(Dollars in thousands)	2016	2015	Change	% Change	2014	Change	% Change
Interest expense, net	$(12,178)	$(11,802)	$(376)	3%	$(4,860)	$(6,942)	143%
Increase in contingent liabilities	(3,334)	(5,013)	1,679	(33)%	(5,135)	122	(2)%
Gain on deconsolidation of Viking	—	28,190	(28,190)	(100)%	—	28,190	—%
Loss from Viking	(23,132)	(5,143)	(17,989)	350%	—	(5,143)	—%
Other income, net	2,719	1,768	951	54%	1,671	97	6%
Total other (expense) income	$(35,925)	$8,000	$(43,925)	(549)%	$(8,324)	$16,324	(196)%

The year over year increase in interest expense in 2016 and 2015 is due to interest expense related to the 2019 Convertible Senior Notes partially offset by interest income. The year over year increase in contingent liabilities in 2016 and 2015 is due to an increase in the fair value of CyDex and Metabasis related contingent liabilities. We recorded a gain on deconsolidation of Viking in 2015, primarily related to the equity milestone received from Viking upon the close of the Viking

IPO. We recorded a loss from Viking in 2016 for our proportionate share of Viking’s losses based on our ownership of Viking common stock and $10.7 million for loss on dilution resulting from Viking's financing. The 2016 year over year increase in loss from Viking is primarily due to an impairment charge of $7.4 million recorded in the fourth quarter of 2016, an increase in Viking's research and development activities as well as a full year of absorbed losses in 2016 versus 2015 which was a partial year as the Company began accounting for Viking under the equity method in May of 2015. The increase in other income in 2016 compared to 2015 is primarily due to the gain on the sale of short-term investments.

Income tax benefit (expense)

(Dollars in thousands)	2016	2015	Change	% Change	2014	Change	% Change
Income before income tax (benefit) expense	$7,960	$35,329	$(27,369)	(77)%	$11,302	$24,027	213%
Income tax benefit (expense)	(10,327)	192,115	(202,442)	(105)%	(410)	192,525	(46,957)%
Income from operations	$(2,367)	$227,444	$(229,811)	(101)%	$10,892	$216,552	1,988%
Effective Tax Rate	130%	(544)%			4%

Our effective tax rate for 2016, 2015 and 2014 was 129.7% , (543.8)% , and 3.6% , respectively. Our tax rate is affected by recurring items, such as the U.S. federal and state statutory tax rates and the relative amounts of income we earn in those jurisdictions, which we expect to be fairly consistent in the near term. It is also affected by discrete items that may occur in any given year, but are not consistent from year to year. In addition to state income taxes, the following had the most significant impact on the difference between our statutory U.S. income tax rate (35% in 2016 and 2015 and 34% in 2014) and our effective tax rate:

2016

•	$6.3 million (79%) increase in valuation allowance primarily relating to Viking deferred tax asset

•	$1.4 million (18%) increase in uncertain tax positions

•	$1.2 million (15%) increase from non cash contingent liability charges that are nondeductible for tax purposes

•	$1.5 million (19%) reduction from R&D credits

2015

•
$231.4 million (655%) reduction from the valuation allowance release against a significant portion of our deferred tax assets. The tax benefit is primarily comprised of U.S. federal and state net operating loss carryforwards, R&D tax credits, and other temporary differences

•	$5.8 million (16%) reduction from rate changes due to changes in state law

•	$2.1 million (6%) reduction from adjustments relating to the discontinuation of the Avinza product line

•	$27.2 million (77%) increase in uncertain tax positions

•	$3.3 million (9%) increase in deferred tax assets from completion of 382 analysis

•	$1.7 million (5%) increase from non cash CVR and contingent liability charges that are nondeductible for tax purposes

2014

•	$7.2 million (64%) reduction due to release of valuation allowance against a portion of our deferred tax assets.

•	$1.7 million (15%) increase from non cash contingent liability charges that are nondeductible for tax purposes

•	$0.7 million (6%) increase from state taxes net of federal benefit

•	$0.6 million (4%) increase from nondeductible stock based and executive compensation

Discontinued operations, net

In 2006, we entered into a purchase agreement with Eisai pursuant to which Eisai agreed to acquire our Oncology product line which included four marketed oncology drugs: ONTAK, Targretin capsules, Targretin gel and Panretin gel. Certain liabilities were recorded associated with the disposal of the product line. During the year ended December 31, 2016 we recognized a $1.1 million gain due to subsequent changes in certain estimates and liabilities previously recorded. We recorded a provision for income taxes related to the gain of $0.4 million.

Net loss attributable to noncontrolling interests

We recorded $2.4 million as a net loss attributable to noncontrolling interests for the year ended December 31, 2015 compared with $1.1 million for the year ended December 31, 2014. The net loss attributable to noncontrolling interests was recorded as a result of our determination that prior to Viking's IPO we held a variable interest in Viking. We recorded 100% of the losses incurred from May 21, 2014 through deconsolidation of Viking, as net loss attributable to noncontrolling interest due to the fact that we were considered the primary beneficiary with no equity interest in the variable interest entity.

Liquidity and Capital Resources
We have financed our operations through offerings of our equity securities, borrowings from long-term debt, issuance of convertible notes, product sales and the subsequent sales of our commercial assets, royalties, license fees, milestones and other revenues, capital and operating lease transactions.

We had net loss of $1.6 million for the year ended December 31, 2016. At December 31, 2016, our accumulated deficit was $431.1 million and we had a working capital deficit of $64.1 million. We believe that our currently available funds, cash generated from operations as well as existing sources of and access to financing will be sufficient to fund our anticipated operating, capital requirements and debt service requirement. We expect to build cash in the future as we continue to generate significant cash flow from royalty, license and milestone revenue and Captisol material sales primarily driven by continued increases in Promacta and Kyprolis sales, recent product approvals and regulatory developments, as well as revenue from anticipated new licenses and milestones. In addition, we anticipate that our liquidity needs can be met through other sources, including sales of marketable securities, borrowings through commercial paper and/or syndicated credit facilities and access to other domestic and foreign debt markets and equity markets.

Investments

We invest our excess cash principally in U.S. government debt securities, investment-grade corporate debt securities and certificates of deposit. We have established guidelines relative to diversification and maturities of our investments in order to provide both safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates. Additionally, we own certain securities which are classified as short-term investments that we received as a result of a milestone and an upfront license payment as well as 6.3 million shares in Viking.

Borrowings and Other Liabilities

2019 Convertible Senior Notes

We have convertible debt outstanding as of December 31, 2016 related to our 2019 Convertible Senior Notes. In August 2014, we issued $245.0 million aggregate principal amount of convertible senior unsecured notes. The Notes are convertible into common stock upon satisfaction of certain conditions. Interest of 0.75% per year is payable semi-annually on August 15th and February 15th through the maturity of the notes in August 2019.

Upon the occurrence of certain circumstances, holders of the 2019 Convertible Senior Notes may redeem all or a portion of their notes, which may require the use of a substantial amount of cash. At December 31, 2016, we had a working capital deficit of $64.1 million, which includes the 2019 Convertible Senior notes that are currently redeemable as of December 31, 2016 but excludes another $30.0 million that is classified as mezzanine equity.  As noted in Note 6, the debt may change from current to non-current period over period, primarily as a result of changes in the Company’s stock price. Management believes that it is remote that holders of the notes would choose to convert their notes early because the fair value of the security that a noteholder can currently realize in an active market is greater than the conversion value the noteholder would realize upon early conversion. In the unlikely event that all the debt was converted, we have 3 business days following a

50 trading day observation period from the convert date to pay the principal in cash. We have positive operating income and positive cash flow from operations for the three years ended December 31, 2016 and, accordingly, while there can be no assurance, we believe we have the ability to raise additional capital through our active S-3, by liquidating assets, or via alternative financing arrangements such as convertible or high yield debt.

Repurchases of Common Stock

During the year ended December 31, 2016, we repurchased 40,500 common shares at a weighted average price of $96.90 per share, pursuant to the repurchase plan, or approximately $3.9 million of common shares.

During the year ended December 31, 2015, we repurchased 6,120 common shares at a weighted average price of $79.92 per share, pursuant to the repurchase plan, or approximately 0.5 million of common shares.

Contingent Liabilities

CyDex

In connection with the acquisition of CyDex in January 2011, we issued a series of CVRs and also assumed certain contingent liabilities. We may be required to make additional payments upon achievement of certain clinical and regulatory milestones to the CyDex shareholders and former license holders. We pay CyDex shareholders, through 2016, 20% of all CyDex-related revenue, but only to the extent that, and beginning only when, CyDex-related revenue for the year exceeds $15.0 million; plus an additional 10% of all CyDex-related revenue recognized during such year, but only to the extent, and beginning only when aggregate CyDex-related revenue for such year exceeds $35.0 million. See footnote 7, Balance Sheet Account Details.

Metabasis

In connection with the acquisition of Metabasis in January 2010, we entered into four CVR agreements with Metabasis shareholders. The CVRs entitle the holders to cash payments as frequently as every six months as proceeds are received by us upon the sale or licensing of any of the Metabasis drug development programs and upon the achievement of specified milestones. See footnote 7, Balance Sheet Account Details.
Leases and Off-Balance Sheet Arrangements

We lease our office facilities under operating lease arrangements with varying terms through April 2023. The agreements provide for increases in annual rents based on changes in the Consumer Price Index or fixed percentage increases of 3.0%. We had no off-balance sheet arrangements at December 31, 2016, 2015 and 2014.
Contractual Obligations
As of December 31, 2016, future minimum payments due under our contractual obligations are as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-2 years	3-4 years	Thereafter
Purchase obligations (1)	$61	$36	$25	$—	$—
Contingent liabilities (2)	$4,977	$4,977	$—	$—	$—
Note and interest payment obligations	$249,747	$1,838	$247,909	$—	$—
Operating lease obligations (3)	$2,758	$900	$1,378	$283	$197

(1)	Purchase obligations represent our commitments under our supply agreement with Hovione for Captisol purchases.

(2)
Contingent liabilities to former shareholders and licenseholders are subjective and affected by changes in inputs to the valuation model including management’s assumptions regarding revenue volatility, probability of commercialization of products, estimates of timing and probability of achievement of certain revenue thresholds and developmental and regulatory milestones and affect amounts owed to former license holders and CVR holders. As of December 31, 2016, only those liabilities for revenue sharing payments and milestones achieved as a result of 2016 activities are included in the table above.

(3)
We lease an office and research facility, which we have fully vacated under operating lease arrangements expiring on June 2019. We sublet these facilities through the end of our lease. As of December 31, 2016, we expect to receive aggregate future minimum lease payments totaling $1.7 million (non-discounted) over the duration of the sublease agreement as follows and not included in the table above: less than a year $0.7 million and two to three years $1.0 million.

Cash Flow Summary

(in thousands)	2016	2015	2014
Net cash provided by operating activities	$63,001	$41,727	$20,566
Net cash used in investing activities	(143,192)	(112,862)	(2,027)
Net cash provided by financing activities	1,515	8,360	130,025
Net increase (decrease) in cash and cash equivalents	$(78,676)	$(62,775)	$148,564

Operating Activities
Net cash provided by operating activities in 2016 consisted of net loss of $1.6 million plus net adjustments of $76.0 million partially offset by net changes in net operating assets and liabilities of $10.6 million. The primary non-cash expenses added back to net income included share-based compensation of $18.9 million, loss on equity investment in Viking of $23.1 million, depreciation and amortization of $11.3 million and amortization of debt discount and issuance fees of $10.9 million. Cash flow impact from changes in net operating assets included increases in accounts receivable and inventory, partially offset by increases in accounts payable and accrued liabilities.
Net cash provided by operating activities in 2015 consisted of net income of $227.4 million minus net adjustments of$186.5 million. The primary non-cash items subtracted from net income included $192.1 million income tax benefit from the release of our valuation allowance, a $28.2 million gain on deconsolidation of Viking, and a $2.6 million gain on the sale of investments. The primary non-cash expenses added back to net income included share-based compensation of $12.5 million, amortization of debt discount and issuance fees of $10.3 million, change in estimated value of contingent liabilities of $5.0 million and $5.1 million loss on equity investment of Viking.

Net cash provided by operating activities in 2014 consisted of net income of $10.9 million plus net adjustments of $20.6 million partially offset by net changes in net operating assets and liabilities of $10.9 million. The primary non-cash expenses added back to net income included stock-based compensation of $11.3 million, change in estimated value of contingent liabilities of $5.1 million, amortization of debt discount and issuance fees of $3.7 million, depreciation and amortization of $2.7 million. Cash flow impact from changes in net operating assets included increases in accounts receivable, an increase in other assets and a decrease in accounts payable and accrued liabilities, partially offset by decrease in inventory.

Investing Activities
In 2016 we purchased $164.4 million of short term investments and $143.5 million of our short term investments matured or were sold during the period. We also paid net cash of $92.5 million for acquisitions, $17.7 million for commercial license rights, $8.8 million to CyDex CVR holders and other contingency payments, $1.9 million for capital expenditures, and $0.7 million for Viking common stock.

In 2015 we purchased $166.0 million of short term investments and $73.2 million of our short terms investments matured or were sold during the period. We also paid cash of $9.0 million to purchase Viking common stock, $6.7 million to CyDex CVR holders and other contingency payments and $4.0 million for purchase of commercial license rights.
In 2014 we received $2.3 million in proceeds from the sale of short term investments and we paid cash of $3.5 million to CyDex CVR holders and other contingency payments and $1.0 million for commercial license rights.
Financing Activities

Cash provided by financing activities in 2016 primarily reflects the $6.4 million of proceeds received from stock option exercises and our employee stock purchase plan, partially offset by payment for share repurchases of $3.9 million.

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

Revenue Recognition

We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or service has been provided, title has transferred or access has been given, the price is fixed or determinable, there are no remaining customer acceptance requirements, and collectability of the resulting receivable is reasonably assured.

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

Intangible Assets and Other Long-Lived Assets — Impairment Assessments

We regularly perform reviews to determine if the carrying values of our long-lived assets are impaired. A review of identifiable intangible assets and other long-lived assets is performed when an event occurs indicating the potential for impairment. If indicators of impairment exist, we assess the recoverability of the affected long-lived assets and compare their fair values to the respective carrying amounts.

In order to estimate the fair value of identifiable intangible assets and other long-lived assets, we estimate the present value of future cash flows from those assets. The key assumptions that we use in our discounted cash flow model are the amount and timing of estimated future cash flows to be generated by the asset over an extended period of time and a rate of return that considers the relative risk of achieving the cash flows, the time value of money, and other factors that a willing market participant would consider. Significant judgment is required to estimate the amount and timing of future cash flows and the relative risk of achieving those cash flows.

Assumptions and estimates about future values and remaining useful lives are complex and often subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our internal forecasts. For example, if our future operating results do not meet current forecasts or if we experience a sustained decline in our market capitalization that is determined to be indicative of a reduction in fair value of our reporting unit, we may be required to record future impairment charges for purchased intangible assets. Impairment charges could materially decrease our future net income and result in lower asset values on our balance sheet.
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

In connection with our acquisition of Metabasis in January 2010, we issued Metabasis stockholders four tradable CVRs, one CVR from each of four respective series of CVR, for each Metabasis share. The CVRs entitle Metabasis stockholders to cash payments as proceeds are received by us from the sale or partnering of any of the Metabasis drug development programs. The fair values of the CVRs are remeasured at each reporting date through the term of the related agreement. Changes in the fair values are reported in the statement of operations as income (decreases) or expense (increases). The carrying amount of the liability may fluctuate significantly based upon quoted market prices and actual amounts paid under the agreements may be materially different than the carrying amount of the liability.
Income Taxes
Our provision for income taxes, deferred tax assets and liabilities, and reserves for unrecognized tax benefits reflect our best assessment of estimated future taxes to be paid. Significant judgments and estimates based on interpretations of existing tax laws or regulations in the United States are required in determining our provision for income taxes. Changes in tax laws, statutory tax rates, and estimates of our future taxable income could impact the deferred tax assets and liabilities provided for in the consolidated financial statements and would require an adjustment to the provision for income taxes.

Deferred tax assets are regularly assessed to determine the likelihood they will be recovered from future taxable income. A valuation allowance is established when we believe it is more likely than not the future realization of all or some of a deferred tax asset will not be achieved. In evaluating our ability to recover deferred tax assets within the jurisdiction which they arise, we consider all available positive and negative evidence. Factors reviewed include the cumulative pre-tax book income for the past three years, scheduled reversals of deferred tax liabilities, our history of earnings and reliability of our forecasts, projections of pre-tax book income over the foreseeable future, and the impact of any feasible and prudent tax planning strategies.

We recognize the impact of a tax position in our financial statements only if that position is more likely than not of being sustained upon examination by taxing authorities, based on the technical merits of the position. Tax authorities regularly examine our returns in the jurisdictions in which we do business and we regularly assess the tax risk of our return filing positions. Due to the complexity of some of the uncertainties, the ultimate resolution may result in payments that are materially different from our current estimate of the tax liability. These differences, as well as any interest and penalties, will be reflected in the provision for income taxes in the period in which they are determined.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from interest rates and equity prices which could affect our results of operations, financial condition and cash flows. We manage our exposure to these market risks through our regular operating and financing activities.

Investment Portfolio Risk

At December 31, 2016, our investment portfolio included investments in available-for-sale equity securities of $122.3 million. These securities are subject to market risk and may decline in value based on market conditions.

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

Foreign Currency Risk

Through our licensing and business operations, we are exposed to foreign currency risk. Foreign currency exposures arise from transactions denominated in a currency other than the functional currency and from foreign denominated revenues and profit translated into U.S. dollars. Our license partners sell our products worldwide in currencies other than the U.S. dollar. Because of this, our revenues from royalty payments are subject to risk from changes in exchange rates.

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

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Ligand Pharmaceuticals Incorporated

We have audited the accompanying consolidated balance sheet of Ligand Pharmaceuticals Incorporated as of December 31, 2016, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ligand Pharmaceuticals Incorporated at December 31, 2016, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Ligand Pharmaceuticals Incorporated’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2017 expressed an adverse opinion thereon.

/s/ ERNST & YOUNG LLP

San Diego, California
February 28, 2017

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders of Ligand Pharmaceuticals Incorporated

We have audited the accompanying consolidated balance sheet of Ligand Pharmaceuticals Incorporated (the “Company”) as of December 31, 2015, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity (deficit), and cash flows for each of the years ended December 31, 2015 and 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ligand Pharmaceuticals Incorporated as of December 31, 2015, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.
/s/ GRANT THORNTON LLP
San Diego, California
February 26, 2016 (except for 2015 Restatement described in Note 1 in the previously filed 2015 financial statements, which is not presented herein and is as of November 14, 2016)

LIGAND PHARMACEUTICALS INCORPORATED
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$18,752	$97,428
Short-term investments	122,296	102,791
Accounts receivable, net	14,700	6,170
Note receivable from Viking	3,207	4,782
Inventory	1,923	1,633
Other current assets	2,175	1,908
Total current assets	163,053	214,712
Deferred income taxes	123,891	189,083
Investment in Viking	8,345	29,728
Intangible assets, net	204,705	48,347
Goodwill	72,207	12,238
Commercial license rights	25,821	8,554
Property and equipment, net	1,819	372
Other assets	1,744	27
Total assets	$601,585	$503,061
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,734	$4,083
Accrued liabilities	6,397	5,405
Current contingent liabilities	5,088	10,414
Current lease exit obligations	—	934
2019 convertible senior notes, net	212,910	201,985
Total current liabilities	227,129	222,821
Long-term contingent liabilities	2,916	3,033
Other long-term liabilities	687	297
Total liabilities	230,732	226,151
Commitments and contingencies
Equity component of currently redeemable convertible notes (Note 6)	29,563	39,628
Stockholders’ equity:
Common stock, $0.001 par value; 33,333,333 shares authorized; 20,909,301 and 19,949,012 shares issued and outstanding at December 31, 2016 and 2015, respectively	21	20
Additional paid-in capital	769,653	661,850
Accumulated other comprehensive income	2,743	4,903
Accumulated deficit	(431,127)	(429,491)
Total stockholders’ equity	341,290	237,282
Total liabilities and stockholders’ equity	$601,585	$503,061
See accompanying notes to these consolidated financial statements.

LIGAND PHARMACEUTICALS INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2016	2015	2014
Revenues:
Royalties	$59,423	$38,194	$29,994
Material sales	22,502	27,662	28,488
License fees, milestones and other revenues	27,048	6,058	6,056
Total revenues	108,973	71,914	64,538
Operating costs and expenses:
Cost of sales(2)	5,571	5,807	9,136
Amortization of intangibles	10,643	2,375	2,375
Research and development	21,221	11,005	9,747
General and administrative	26,621	24,378	22,570
Lease exit and termination costs	1,032	1,020	1,084
Total operating costs and expenses	65,088	44,585	44,912
Income from operations	43,885	27,329	19,626
Other (expense) income:
Interest expense, net	(12,178)	(11,802)	(4,860)
Increase in contingent liabilities	(3,334)	(5,013)	(5,135)
Gain on deconsolidation of Viking	—	28,190	—
Loss from Viking	(23,132)	(5,143)	—
Other income, net	2,719	1,768	1,671
Total other income (expense), net	(35,925)	8,000	(8,324)
Income before income tax benefit (expense)	7,960	35,329	11,302
Income tax benefit (expense)	(10,327)	192,115	(410)
Income (loss) from operations	(2,367)	227,444	10,892
Discontinued operations:
Gain on sale of Oncology Product Line before income taxes	1,139	—	—
Income tax expense on discontinued operations	(408)	—	—
Income from discontinued operations	731	—	—
Net (loss) income including noncontrolling interests:	(1,636)	227,444	10,892
Less: Net loss attributable to noncontrolling interests	—	(2,380)	(1,132)
Net (loss) income	$(1,636)	$229,824	$12,024

Basic per share amounts(1):
Income (loss) from continuing operations	$(0.11)	$11.61	$0.59
Income from discontinued operations	0.04	—	—
Net (loss) income	$(0.08)	$11.61	$0.59

Diluted per share amounts(1):
Income (loss) from continuing operations	$(0.11)	$10.83	$0.56
Income from discontinued operations	0.04	—	—
Net (loss) income	$(0.08)	$10.83	$0.56

Shares used for computation (in thousands)
Basic	20,831	19,790	20,419
Diluted	20,831	21,228	21,433
(1) The sum of net income per share amounts may not equal the total due to rounding
(2) Excludes amortization of intangibles
See accompanying notes to these consolidated financial statements.

LIGAND PHARMACEUTICALS INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended December 31,
	2016	2015	2014
Net (loss) income	$(1,636)	$229,824	$12,024
Unrealized net gain on available-for-sale securities, net of tax	93	1,933	3,872
Less:Reclassification of net realized gains included in net income, net of tax	$(2,253)	$(1,965)	$(1,833)
Comprehensive (loss) income	$(3,796)	$229,792	$14,063

See accompanying notes to these consolidated financial statements.

LIGAND PHARMACEUTICALS INCORPORATED
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common Stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Noncontrolling interest	Total stockholders’ equity
	Shares	Amount
Balance at December 31, 2013	20,468,521	$21	$718,017	$2,914	$(671,339)	$—	$49,613
Consolidation of Viking	—	—	—	—	—	(778)	(778)
Issuance of common stock under employee stock compensation plans, net	360,054	—	4,561	—	—	—	4,561
Stock-based compensation	—	—	11,270	—	—	—	11,270
Repurchase of common stock	(1,253,425)	(1)	(67,954)	—	—	—	(67,955)
Sale of warrants	—	—	11,638	—	—	—	11,638
Purchase of convertible bond hedge	—	—	(48,143)	—	—	—	(48,143)
Equity component of convertible debt issuance, net of issuance costs	—	—	51,271	—	—	—	51,271
Other comprehensive income	—	—	—	2,039	—	—	2,039
Net income	—	—	—	—	12,024	—	12,024
Net loss in noncontrolling interests	—	—	—	—	—	(1,132)	(1,132)
Balance at December 31, 2014	19,575,150	$20	$680,660	$4,953	$(659,315)	$(1,910)	$24,408
Issuance of common stock under employee stock compensation plans, net	379,982	—	8,849	—	—	—	8,849
Reclassification of equity component of currently redeemable convertible notes	—	—	(39,628)	—	—	—	(39,628)
Stock-based compensation	—	—	12,458	—	—	—	12,458
Repurchase of common stock	(6,120)	—	(489)	—	—	—	(489)
Other comprehensive income	—	—	—	(50)	—	—	(50)
Net income	—	—	—	—	229,824	—	229,824
Net loss in noncontrolling interests	—	—	—	—	—	(2,380)	(2,380)
Deconsolidation of Viking	—	—	—	—	—	4,290	4,290
Balance at December 31, 2015	19,949,012	$20	$661,850	$4,903	$(429,491)	$—	$237,282
Issuance of common stock under employee stock compensation plans, net	210,626	—	5,416	—	—	—	5,416
Shares issued in OMT acquisition	790,163	1	77,330	—	—	—	77,331
Reclassification of equity component of currently redeemable convertible notes	—	—	10,065	—	—	—	10,065
Stock-based compensation	—	—	18,893	—	—	—	18,893
Repurchase of common stock	(40,500)	—	(3,901)	—	—	—	(3,901)
Other comprehensive income	—	—	—	(2,160)	—	—	(2,160)
Net income	—	—	—	—	(1,636)	—	(1,636)
Balance at December 31, 2016	20,909,301	$21	$769,653	$2,743	$(431,127)	$—	$341,290
See accompanying notes to these consolidated financial statements.

LIGAND PHARMACEUTICALS INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2016	2015	2014
Operating activities
Net (loss) income	$(1,636)	$227,444	$10,892
Less: gain from discontinued operations	731	—	—
Income (loss) from continuing operations	(2,367)	227,444	10,892
Adjustments to reconcile net income to net cash used in operating activities:
Change in estimated fair value of contingent liabilities	3,334	5,013	5,135
Realized gain on sale of short-term investment	(2,352)	(2,603)	(1,538)
Gain on disposal of assets	183	—	—
Depreciation and amortization	11,290	2,627	2,657
Gain on deconsolidation of Viking	—	(28,190)	—
Loss on equity investment in Viking	23,132	5,143	—
Change in fair value of the convertible debt receivable from Viking and warrants	(462)	765	—
Amortization of Premium (discount) on investments, net	348	—	—
Amortization of debt discount and issuance fees	10,925	10,274	3,694
Non-cash milestone revenue	—	—	(1,211)
Stock-based compensation	18,893	12,458	11,270
Deferred income taxes	10,697	(192,132)	410
Other	—	107	206
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable, net	(8,525)	6,489	(10,412)
Inventory	(244)	(401)	4,369
Restricted cash	—	1,261	—
Other current assets	558	51	(426)
Other long term assets	(32)	(325)	(1,439)
Accounts payable and accrued liabilities	(2,369)	(4,027)	(3,121)
Deferred revenue	(8)	(2,227)	80
Net cash provided by operating activities of continuing operations	63,001	41,727	20,566
Net cash used in operating activities of discontinued operations	—	—	—
Net cash provided by operating activities	63,001	41,727	20,566
Investing activities
Purchase of commercial license rights	(17,695)	(4,030)	(1,000)
Purchase of Viking common stock and warrant	(700)	(9,000)	—
Reduction of cash due to deconsolidation of Viking	—	(247)	—
Purchase of common stock in equity method investment	(1,000)	—	—
Cash paid for acquisition, net of cash acquired	(92,502)	—	—
Payments to CVR holders and other contingency payments	(8,777)	(6,740)	(3,493)
Purchases of property and equipment	(1,850)	(93)	(6)
Purchases of short-term investments	(164,438)	(166,025)	—
Proceeds from sale of short-term investments	24,596	16,039	2,342
Proceeds from maturity of short-term investments	118,874	57,234	—
Proceeds received from repayment of Viking note receivable	300	—	—
Other, net	—	—	130
Net cash used in investing activities	(143,192)	(112,862)	(2,027)
Financing activities
Repayment of debt	—	—	(9,366)
Gross proceeds from issuance of 2019 Convertible Senior Notes	—	—	245,000
Payment of debt issuance costs	—	—	(5,711)

Proceeds from issuance of warrants	—	—	11,638
Purchase of convertible bond hedge	—	—	(48,143)
Net proceeds from stock option exercises and ESPP	6,415	8,849	4,561
Taxes paid related to net share settlement of equity awards	(999)	—	—
Share repurchases	(3,901)	(489)	(67,954)
Net cash provided by financing activities	1,515	8,360	130,025
Net (decrease) increase in cash and cash equivalents	(78,676)	(62,775)	148,564
Cash and cash equivalents at beginning of year	97,428	160,203	11,639
Cash and cash equivalents at end of year	$18,752	$97,428	$160,203
Supplemental disclosure of cash flow information
Cash paid during the year:
Interest paid	$1,838	$1,822	$494
Taxes paid	$38	$28	$18
Supplemental schedule of non-cash investing and financing activities
Stock issued for acquisition, net of issuance cost	$(77,331)	$—	$—
Stock and warrant received for repayment of Viking notes receivable	$1,200	$—	$—
Accrued inventory purchases	$646	$1,333	$3,246
Unrealized gain on AFS investments	$(1,109)	$3,005	$3,872
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

Basis of Presentation

The Company’s accompanying consolidated financial statements have been prepared in accordance with U.S. GAAP and include the accounts of the Company and its wholly-owned subsidiaires. All intercompany transactions and balances have been eliminated in consolidation.

Upon the occurrence of certain circumstances, holders of the 2019 Convertible Senior Notes may redeem all or a portion of their notes, which may require the use of a substantial amount of cash. At December 31, 2016, we had a working capital deficit of $64.1 million, which includes the 2019 Convertible Senior notes that are currently redeemable as of December 31, 2016 but excludes another $29.6 million that is classified as mezzanine equity.  As noted in Note 6, the debt may change from current to non-current period over period, primarily as a result of changes in the Company’s stock price. Management believes that it is remote that holders of the notes would choose to convert their notes early because the fair value of the security that a noteholder can currently realize in an active market is greater than the conversion value the noteholder would realize upon early conversion. In the unlikely event that all the debt was converted, we have 3 business days following a 50 trading day observation period from the convert date to pay the principal in cash. We have positive operating income and positive cash flow from operations for the three years ended December 31, 2016 and, accordingly, while there can be no assurance, we believe we have the ability to raise additional capital through our active S-3, by liquidating assets, or via alternative financing arrangements such as convertible or high yield debt.

Reclassifications

Certain reclassifications have been made to the previously issued statement of operations for comparability purposes. These reclassifications had no effect on the reported net income, stockholders' equity and operating cash flows as previously reported.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires the use of estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and the accompanying notes. Actual results may differ from those estimates

Recent Accounting Pronouncements

 In May 2014, the FASB issued new guidance related to revenue recognition, Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASC 606”), which outlines a comprehensive revenue recognition model and supersedes most current revenue recognition guidance. The new guidance requires a company to recognize revenue upon transfer of goods or services to a customer at an amount that reflects the expected consideration to be received in exchange for those goods or services. ASC 606 defines a five-step approach for recognizing revenue, which may require a company to use more judgment and make more estimates than under the current guidance. The new guidance becomes effective in calendar year 2018 and early adoption in calendar year 2017 is permitted. Two methods of adoption are permitted: (a) full retrospective adoption, meaning the standard is applied to all periods presented; or (b) modified retrospective adoption, meaning the cumulative effect of applying the new guidance is recognized at the date of initial application as an adjustment to the opening retained earnings balance.

We are undertaking a substantial effort to be ready for adoption of ASC 606. Some of our contracts have distinct terms which will need to be evaluated separately.  We have started our preliminary assessment of these contracts and although we have not completed our assessment and are in the process of reviewing our contracts, we anticipate this standard will have a material impact on our consolidated financial statements by accelerating the timing of revenue recognition for revenues related to royalties, and potentially certain contingent milestone based payments. We intend to adopt ASC 606 starting as of January 1, 2018 using the modified retrospective method.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Presentation of Financial Statements -Going Concern (Subtopic 205-40). This accounting standard requires management to perform interim and annual assessments of the entity's ability to continue its business operations within one year of the date of issuance of its financial statements. The Company must then provide certain disclosure if there is substantial doubt about its ability to continue as a going concern. As of December 31, 2016, the Company has adopted this standard with no impact to the financial statements.

In March 2016, the FASB issued ASU 2016-09 amending several aspects of share-based payment accounting. This guidance requires all excess tax benefits and tax deficiencies to be recorded in the income statement when the awards vest or are settled, with prospective application required. The guidance also changes the classification of such tax benefits or tax deficiencies on the statement of cash flows from a financing activity to an operating activity, with retrospective or prospective application allowed. The guidance requires the classification of employee taxes paid when an employer withholds shares for tax-withholding purposes as a financing activity on the statement of cash flows, with retrospective application required. In addition, the guidance provides for an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur. The updated guidance is effective in fiscal year 2018 and early adoption in fiscal year 2017 is permitted. We are currently evaluating the adoption timing as well as the impact of the new guidance on our consolidated financial statements and related disclosures.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments which requires that expected credit losses relating to financial assets measured on an amortized cost basis and available-for-sale debt securities be recorded through an allowance for credit losses. ASU 2016-13 limits the amount of credit losses to be recognized for available-for-sale debt securities to the amount by which carrying value exceeds fair value and also requires the reversal of previously recognized credit losses if fair value increases. The new standard will be effective for us in fiscal year 2020 and early adoption in fiscal 2019 is permitted. We are currently evaluating the effect that the updated standard will have on our consolidated financial statements.

In August 2016 the FASB issued ASU No. 2016-15 Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments. The guidance addresses the classification of cash flows related to (1) debt prepayment or extinguishment costs, (2) settlement of zero-coupon debt instruments or other debt instruments with coupon rates that are insignificant in relation to the effective interest rate of the borrowing, (3) contingent consideration payments made after a business combination, (4) proceeds from the settlement of insurance claims, (5) proceeds from the settlement of corporate-owned life insurance, including bank-owned life insurance, (6) distributions received from equity method investees and (7) beneficial interests in securitization transactions. The guidance also clarifies how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows. The new guidance will be effective for fiscal year 2018 and early adoption is permitted. We are currently evaluating the effect that the updated standard will have on our consolidated financial statements. We expect contingent consideration payment presentation will change to conform to the standard.

We do not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material impact on our consolidated financial statements or disclosures.

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

	December 31,
	2016	2015	2014
Partner A	41%	27%	37%
Partner B	14%	23%	31%
Partner C	—	18%	10%

The Company obtains Captisol from a single supplier, Hovione. If this supplier were not able to supply the requested amounts of Captisol, the Company would be unable to continue to derive revenues from the sale of Captisol until it obtained an alternative source, which could take a considerable length of time.

Cash Equivalents & Short Term Investments

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
Accounts Receivable

Trade accounts receivable are recorded at the net invoice value and are not interest bearing. The Company considers receivables past due based on the contractual payment terms which range from 30 to 90 days. The Company reserves specific receivables if collectibility is no longer reasonably assured. The Company re-evaluates such reserves on a regular basis and adjusts its reserves as needed. Once a receivable is deemed to be uncollectible, such balance is charged against the reserve.
Inventory
Inventory, which consists of finished goods, is stated at the lower of cost or market value. The Company determines cost using the first-in, first-out method. The Company analyzes its inventory levels periodically and writes down inventory to its net realizable value if it has become obsolete, has a cost basis in excess of its expected net realizable value or is in excess of expected requirements. There were no write downs related to obsolete inventory recorded for the years ended December 31, 2016 and 2015.
Property and Equipment
Property and equipment are stated at cost, subject to review for impairment, and depreciated over the estimated useful lives of the assets, which generally range from three to ten years, using the straight-line method. Amortization of leasehold improvements is recorded over the shorter of the lease term or estimated useful life of the related asset. Maintenance and repairs are charged to operations as incurred. When assets are sold, or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in operating expense.
Goodwill and Intangible Assets

Goodwill, which has an indefinite useful life, represents the excess of cost over fair value of net assets acquired. The change in the carrying value of goodwill during the year ended December 31, 2016, was due to the acquisition of OMT. Goodwill is reviewed for impairment at least annually during the fourth quarter, or more frequently if an event occurs indicating the potential for impairment. During its goodwill impairment review, the Company may assess qualitative factors to determine whether it is more likely than not that the fair value of its reporting unit is less than its carrying amount, including goodwill. The qualitative factors include, but are not limited to, macroeconomic conditions, industry and market considerations, and the overall financial performance of the Company. If, after assessing the totality of these qualitative factors, the Company determines that it is not more likely than not that the fair value of its reporting unit is less than its carrying amount, then no additional assessment is deemed necessary. Otherwise, the Company proceeds to perform the two-step test for goodwill impairment. The first step involves comparing the estimated fair value of the reporting unit with its carrying value, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the Company performs the second step of the goodwill impairment test to determine the amount of loss, which involves comparing the implied fair value of the goodwill to the carrying value of the goodwill. The Company may also elect to bypass the qualitative assessment in a period and elect to proceed to perform the first step of the goodwill impairment test. The Company performed its annual assessment for goodwill impairment in the fourth quarter of 2016 by assessing qualitative factors, noting no impairment.

Intangible assets related to acquired IPR&D are considered to be indefinite-lived until the completion or abandonment of the associated research and development efforts. During the period the assets are considered to be indefinite-lived, they are not amortized but are tested for impairment on an annual basis and between annual tests if the Company becomes aware of any events occurring or changes in circumstances that would indicate a reduction in the fair value of the IPR&D projects below their respective carrying amounts. If and when development is complete, which generally occurs if and when regulatory approval to market a product is obtained, the associated assets would be deemed finite-lived and would then be amortized based on their respective estimated useful lives at that point in time. The Company performed its annual assessment for IPR&D impairment in 2016, noting no impairment.

Commercial license rights

Commercial license rights represent a portfolio of future milestone and royalty payment rights acquired from Selexis in April 2013 and April 2015 and Cormatrix in May 2016. Individual commercial license rights acquired are carried at allocated cost and approximate fair value. The carrying value of the license rights will be reduced on a pro-rata basis as revenue is realized over the term of the agreement. Declines in the fair value of license rights below their carrying value that are deemed to be other than temporary are reflected in earnings in the period such determination is made. As of December 31, 2016, management does not believe there have been any events or circumstances indicating that the carrying amount of its commercial license rights may not be recoverable.

Royalty income earned from Cormatrix were $1.5 million for the year ended December 31, 2016. Accounts receivable due from Cormatrix were $0.2 million at December 31, 2016.

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
Contingent Liabilities

In connection with the Company’s acquisition of CyDex in January 2011, the Company recorded a contingent liability for amounts potentially due to holders of the CyDex CVRs and former license holders. See footnote 7, Other Balance Sheet Details. The liability is periodically assessed based on events and circumstances related to the underlying milestones, royalties and material sales. In connection with the Company’s acquisition of Metabasis in January 2010, the Company issued Metabasis stockholders four tradable CVRs for each Metabasis share. The fair values of the CVRs are remeasured at each reporting date through the term of the related agreement.

Any change in fair value is recorded in the Company's consolidated statement of operations.
Revenue Recognition

We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or service has been provided, title has transferred or access has been given, the price is fixed or determinable, there are no remaining customer acceptance requirements, and collectability of the resulting receivable is reasonably assured.

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
Many of the Company's revenue arrangements for Captisol involve a license agreement and the supply of manufactured Captisol product. Licenses may be granted to pharmaceutical companies for the use of Captisol product in the development of pharmaceutical compounds. The supply of the Captisol product may be for all phases of clinical trials and through commercial availability of the host drug or may be limited to certain phases of the clinical trial process. Management believes that the Company's licenses have stand-alone value at the outset of an arrangement because the customer obtains the right to use Captisol in its formulations without any additional input by the Company, and in a hypothetical stand-alone transaction, the customer would be able to procure inventory from another manufacturer in the absence of contractual provisions for exclusive supply by the Company.
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

The Company incurs share-based compensation expense related to restricted stock, its ESPP, and stock options

Restricted stock units (RSU) and performance stock units (PSU) are all considered restricted stock. The fair value of restricted stock is determined by the closing market price of the Company’s common stock on the date of grant. The Company recognizes share-based compensation expense based on the fair value on a straight-line basis over the requisite service periods of the awards, taking into consideration estimated forfeitures. PSU represents a right to receive a certain number of shares of common stock based on the achievement of corporate performance goals and continued employment during the vesting period. At each reporting period, the Company reassesses the probability of the achievement of such corporate performance goals and any expense change resulting from an adjustment in the estimated shares to be released are treated as a cumulative catch-up in the period of adjustment.

The Company uses the Black-Scholes-Merton option-pricing model to estimate the fair value of stock purchases under ESPP and stock options granted. The model assumptions include expected volatility, term, dividends, and the risk-free interest rate. The Company looks to historical volatility of the Company's stock to determine the expected volatility. The expected term of an award is based on historical forfeiture experience, exercise activity, and on the terms and conditions of the stock awards. The expected dividend yield is determined to be 0% given that the Company has never declared or paid regular cash dividends on its common stock and does not anticipate paying such cash dividends. The risk-free interest rate is based upon U.S. Treasury securities with remaining terms similar to the expected term of the share-based awards

The Company grants options and restricted stock awards to employees and non-employee directors. Non-employee directors are accounted for as employees. Options and restricted stock awards granted to certain non-employee directors vest in equal monthly installments over one year from the date of grant. Options granted to employees vest 1/8 on the six month anniversary of the date of grant, and 1/48 each month thereafter for forty-two months. Restricted stock awards granted to employees vest over three years. All option awards generally expire ten years from the date of grant.

Stock-based compensation expense for awards to employees and non-employee directors is recognized on a straight-line basis over the vesting period until the last tranche vests.

Income Taxes

The provision for income taxes is computed using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for the expected future tax benefit to be derived from tax loss and credit carryforwards. Deferred tax assets and liabilities are determined using the enacted tax rates in effect for the years in which those tax assets are expected to be realized. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the provision for income taxes in the period that includes the enactment date.

Deferred tax assets are regularly assessed to determine the likelihood they will be recovered from future taxable income. A valuation allowance is established when the Company believes it is more likely than not the future realization of all or some of a deferred tax asset will not be achieved. In evaluating the ability to recover deferred tax assets within the jurisdiction which they arise the Company considers all available positive and negative evidence. Factors reviewed include the cumulative pre-tax book income for the past three years, scheduled reversals of deferred tax liabilities, history of earnings and reliable forecasting, projections of pre-tax book income over the foreseeable future, and the impact of any feasible and prudent tax planning strategies.

The Company recognizes the impact of a tax position in the financial statements only if that position is more likely than not of being sustained upon examination by taxing authorities, based on the technical merits of the position. Any interest and penalties related to uncertain tax positions will be reflected in income tax expense.

Discontinued Operations

In 2006, we entered into a purchase agreement with Eisai pursuant to which Eisai agreed to acquire our Oncology product line which included four marketed oncology drugs: ONTAK, Targretin capsules, Targretin gel and Panretin gel. Certain liabilities were recorded associated with the disposal of the product line. During the year ended December 31, 2016 we recognized a $1.1 million gain due to subsequent changes in certain estimates and liabilities previously recorded. We recorded a provision for income taxes related to the gain of $0.4 million.
Income Per Share

Basic income (loss) per share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted income (loss) per share is computed based on the sum of the weighted average number of common shares and potentially dilutive common shares outstanding during the period

Potentially dilutive common shares consist of shares issuable under 2019 convertible senior notes, stock options and restricted stock. 2019 convertible senior notes have a dilutive impact when the average market price of the Company’s common stock exceeds the applicable conversion price of the respective notes. Potentially dilutive common shares from stock options and restricted stock are determined using the average share price for each period under the treasury stock method. In addition, the following amounts are assumed to be used to repurchase shares: proceeds from exercise of stock options; the average amount of unrecognized compensation expense for restricted stock; and estimated tax benefits that will be recorded in additional paid-in capital when expenses related to equity awards become deductible. In loss periods, basic net loss per share and diluted net loss per share are identical since the effect of otherwise dilutive potential common shares is anti-dilutive and therefore excluded

The following table presents the calculation of weighted average shares used to calculate basic and diluted earnings per share (in thousands):

	Year Ended December 31,
	2016	2015	2014
Weighted average shares outstanding:	20,831	19,790	20,419
Dilutive potential common shares:
Restricted stock	—	56	36
Stock options	—	882	978
2019 Convertible Senior Notes	—	499	—
Shares used to compute diluted income per share	20,831	21,228	21,433
Potentially dilutive shares excluded from calculation due to anti-dilutive effect	3,544	3,333	5,104

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

2. Investment in Viking

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

In May 2015, Viking completed the Viking IPO and issued the Company approximately 3.7 million shares of Viking common stock with an aggregate value of $29.2 million based on the IPO price of $8.00 per share. In connection with the Viking IPO, the Company purchased 1.1 million shares of Viking common stock for an aggregate price of $9.0 million at the initial public offering price. Upon completion of Viking’s IPO, the Company determined that Viking was no longer a VIE and the Company did not have any other element of control that would require consolidation of Viking. In May 2015, the Company deconsolidated Viking and began to account for its equity investment in Viking under the equity method and records its proportional share of Viking gains and losses in Loss from Viking Therapeutics in the Company's consolidated statement of operations. Viking is considered a related party as the Company maintains a seat on Viking's board of directors.

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

In April 2016, Viking closed its underwritten public offering of 7.5 million shares of common stock and warrants to purchase up to 7.5 million shares of its common stock at a price of $1.25 per share of its common stock and related warrants. The warrant has an exercise price of $1.50 per share, immediately exercisable and will expire on April 13, 2021. As part of this public offering, the Company purchased 560,000 shares of common stock and warrants to purchase 560,000 shares of Viking's common stock for a total purchase price of $0.7 million. The purchased shares of common stock and warrants are subject to the same terms as the shares issued in this offering. In addition, on April 13, 2016, pursuant to the terms of the amendment to the LSA that was entered in January 2016 between Ligand and Viking, Viking repaid $0.3 million of the convertible notes in cash, and issued the Company 960,000 shares of its common stock and warrants to purchase 960,000 shares of its common stock as repayment of $1.2 million of the convertible notes. The shares received as part of the repayment, like all Viking securities held by the Company, are subject to a lock-up period that ends on January 23, 2017 in accordance with the amended LSA. A gain of $0.3 million representing the fair market value of the warrants is included within other income for the year ended December 31, 2016. As of December 31, 2016, the aggregate fair value of the note receivable was 3.2 million .

The Company's ownership in Viking decreased to 32.7% after the public offering and the repayment of the convertible notes and further decreased to 30.3% as of December 31, 2016. Accordingly, the book value of the Company's equity method investment in Viking decreased by $10.7 million. The resulting net loss was recognized in Loss from Viking in the Company's consolidated statement of operations for the year ended December 31, 2016.

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

Based on the sustained low Viking common stock unit price during the year ended December 31, 2016, the Company determined that an other than temporary decrease in the value of its investment in Viking had occurred. The Company wrote down the value of its investment in Viking to its estimated fair value which resulted in impairment charges of $7.4 million for the year ended December 31, 2016.

3. Business Combinations

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

Cash consideration	$96,006
Total share consideration:
Actual number of shares issued	790
Multiplied by: Ligand closing share price on January 8, 2016	98
Total share consideration	$77,373
Total consideration	$173,379
The acquisition consideration was allocated to the acquisition date fair values of acquired assets and assumed liabilities as follows (in thousands):

Cash and cash equivalents	$3,504
Accounts receivable	5
Income tax receivable	136
Prepaid expenses and other current assets	1
Deferred tax liabilities, net	(55,708)
Intangible asset with finite life - core technology	167,000
Liabilities assumed	(1,528)
Goodwill	59,969
Total consideration	$173,379

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

The excess of the acquisition date consideration over the fair values assigned to the assets acquired and the liabilities assumed was $60.0 million and was recorded as goodwill, which is not deductible for tax purposes and is primarily attributable to OMT’s potential revenue growth from combining the OMT and Ligand businesses and workforce, as well as the benefits of access to different markets and customers.

The following table presents supplemental pro forma information for the three and twelve months ended December 31, 2016 and December 31, 2015, as if the acquisition of OMT had occurred on January 1, 2015 (in thousands except for income per share):

	Three months ended		Twelve months ended
	December 31,		December 31,
	2016	2015	2016	2015
Revenue	$38,185	$24,571	$111,449	$80,365
Net (loss) income	$(3,126)	5,888	$632	$222,788

Basic (loss) income per share:	$(0.15)	$0.30	$0.03	$11.26
Diluted (loss) income per share:	$(0.15)	$0.27	$0.03	$10.50

The unaudited pro forma consolidated results include pro forma adjustments that assume the acquisition occurred on January 1, 2015. The primary adjustments include: (i) the $0.3 million and $0.9 million for the three and twelve months ended December 31, 2015, respectively, for share based compensation expenses related to the stock awards issued to the retained OMT employees after the acquisition, (ii) additional intangible amortization expense of  $2.1 million and $6.3 million was included in the three and twelve months ended December 31, 2015, respectively and (iii) a platform license fee of $3.0 million paid by OMT during the twelve months ended December 31, 2015. The license agreement was terminated upon acquisition by Ligand. The adjustments also include $2.5 million license revenue recognized by OMT from January 1, 2016 to the acquisition date. The unaudited pro forma consolidated results are not necessarily indicative of what our consolidated results of operations actually would have been had we completed the acquisition on January 1, 2015. In addition, the unaudited pro forma consolidated results do not purport to project the future results of operations of the combined company nor do they reflect the expected realization of any cost savings associated with the acquisition.

4. Fair Value Measurement

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
Level 1 - Observable inputs such as quoted prices in active markets
Level 2 - Inputs other than the quoted prices in active markets that are observable either directly or indirectly
Level 3 - Unobservable inputs in which there is little or no market data, which require the Company to develop its own assumptions
The following table provide a summary of the assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2016 and 2015 (in thousands):

Fair Value Measurements at Reporting Date Using
December 31, 2016		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Short-term investments (1)	$122,296	$3,054	$119,242	$—
Note receivable Viking (2)	3,207	—	—	3,207
Investment in warrants (3)	684	684	—	—
Total assets	$126,187	$3,054	$119,242	$3,207
Liabilities:
Current contingent liabilities - CyDex (4a)	$101	$—	$—	$101
Long-term contingent liabilities - Metabasis (5)	1,413	—	1,413	—
Long-term contingent liabilities - CyDex (4)	1,503	—	—	1,503
Liability for amounts owed to former licensees (6)	371	371	—	—
Total liabilities	$3,388	$371	$1,413	$1,604

Fair Value Measurements at Reporting Date Using
December 31, 2015		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents (7)	$3,015	$—	$3,015	$—
Short-term investments (1)	92,775	6,786	85,989	—
Note receivable Viking (2)	4,782	—	—	4,782
Total assets	$100,572	$6,786	$89,004	$4,782
Liabilities:
Current contingent liabilities - CyDex(4)	$7,812	$—	$—	$7,812
Current contingent liabilities-Metabasis (5)	2,602	—	2,602	—
Long-term contingent liabilities - Metabasis (5)	1,355	—	1,355	—
Long-term contingent liabilities - CyDex (4)	1,678	—	—	1,678
Liability for amounts owed to former licensees (6)	794	794	—	—
Total liabilities	$14,241	$794	$3,957	$9,490

(1) Investments in equity securities, are classified as level 1 as the fair value is determined using quoted market prices in active markets for the same securities. Short-term investments in marketable securities with maturities greater than 90 days are classified as level 2 of the fair value hierarchy, as these investment securities are valued based upon quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

(2) The fair value of the convertible note receivable from Viking at December 31, 2015 was determined using a probability weighted option pricing model. The fair value is subjective and is affected by certain significant input to the valuation model such as the estimated volatility of the common stock, which was estimated to be 75% at December 31, 2016 and 65% at December 31, 2015. Changes in these assumptions may materially affect the fair value estimate. For the year ended December 31, 2016 and December 31, 2015, the Company reported a decrease in the fair value of the Viking convertible notes of $0.2 million and$0.8 million respectively in "Other, net" of the consolidated statement of operations.

(3) Investment in warrants, which the Company received as a result of Viking’s partial repayment of the Viking note receivable and the Company’s purchase of Viking common stock and warrants in April 2016, are classified as level 1 as the fair value is determined using quoted market prices in active markets for the same securities.

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

(4a) The fair value of the liabilities for short-term CyDex contingent liabilities at December 31, 2016 disclosed herein represents the fair value of the estimated contingent considerations owed to former license holder only, which is determined based on the methodology described in (4) above. The contingent considerations owed to the Cydex CVR holders at December 31, 2016 is determined based on actual amount owed at December 31, 2016 as the Cydex CVR agreement ended at December 31, 2016.

(5) The liability for CVRs for Metabasis are determined using quoted market prices in a market that is not active for the underlying CVR.

(6) The liability for amounts owed to former licensees are determined using quoted market prices in active markets for the underlying investment received from a partner, a portion of which is owed to former licensees.

(7) Highly liquid investments with maturities less than 90 days from the purchase date are recorded as cash equivalents that are classified as Level 2 of the fair value hierarchy, as these investment securities are valued based upon quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

The following table represents significant unobservable inputs used in determining the fair value of contingent liabilities assumed in the acquisition of CyDex:

	December 31,
	2016	2015
Range of annual revenue subject to revenue sharing (1)	N/A	$22.5 million
Revenue volatility	25%	25%
Average of probability of commercialization	12.5%	73%
Sales beta	N/A	0.40
Credit rating	BB	BB
Equity risk premium	6%	6%
Market price of risk	3.2%	N/A

(1)
For the December 31, 2015 valuation date, revenue subject to revenue sharing represent management’s estimate of the range of total annual revenue subject to revenue sharing (i.e. annual revenues in excess of $15 million) through December 31, 2016, which is the term of the CVR agreement. For the December 31, 2016 valuation date, the Cydex CVR was determined based on the actual $5.0 million amount owed to Cydex CVR holders as the Cydex CVR agreement ended at December 31, 2016. This amount was subsequently paid in February 2017.

A reconciliation of the level 3 financial instruments as of December 31, 2016 is as follows (in thousands):

Assets:
Fair value of level 3 financial instruments as of December 31, 2015	$4,782
Viking note receivable fair market value adjustment	(215)
Cash payment received as partial repayment of note receivable	(300)
Fair market value of stock received as partial repayment of note receivable	(1,060)
Fair value of level 3 financial instrument assets as of December 31, 2016	$3,207

Liabilities
Fair value of level 3 financial instruments as of December 31, 2015	$9,490
Payments to CVR holders and other contingency payments	(6,158)
Fair value adjustments to contingent liabilities	3,259
Other (1)	(4,987)
Fair value of level 3 financial instruments as of December 31, 2016	$1,604

(1)	Balance represents Cydex CVR obligation, which was determined based on actual amount owed to Cydex CVR holders as the Cydex CVR agreement ended at December 31, 2016.

Other Fair Value Measurements-2019 Convertible Senior Notes

In August 2014, the Company issued the 2019 Convertible Senior Notes. The Company uses a quoted market rate in an inactive market, which is classified as a Level 2 input, to estimate the current fair value of its 2019 Convertible Senior Notes. The estimated fair value of the 2019 Senior Convertible Notes was $331.7 million as of December 31, 2016. The carrying value of the notes does not reflect the market rate. See Note 7 Financing Arrangements for additional information.

Viking

The Company records its investment in Viking under the equity method of accounting. The investment is subsequently adjusted for the Company’s share of Viking's operating results, and if applicable, cash contributions and distributions. See Note

2 Investment in Viking for additional information. The market value of the Company's investment in Viking was $7.5 million as of December 31, 2016.

5. Lease Obligations
The Company leases office facilities in California and Kansas. These leases expire between 2017 and 2023. Total rent expense, net under all office leases for 2016, 2015 and 2014 was $0.3 million, $0.4 million and $0.7 million, respectively. The following table provides a summary of operating lease obligations and payments expected to be received from sublease agreements as of December 31, 2016 (in thousands):

Operating lease obligations:	Lease Termination Date	Less than 1 year	1-2 years	3-4 years	Thereafter	Total
Corporate headquarters-San Diego, CA	April 2023	$128	$267	$283	$197	$875
Office and research facility-La Jolla, CA	June 2019	718	1,111	—	—	1,829
Bioscience and Technology Business Center-Lawrence, KS	December 2017	54	—	—	—	54
Total operating lease obligations		$900	$1,378	$283	$197	$2,758

Sublease payments expected to be received:
Office and research facility-La Jolla, CA	June 2019	656	1,002	—	—	1,658
Net operating lease obligations		$244	$376	$283	$197	$1,100

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

In conjunction with the execution of the termination agreement, the Company entered into a new lease agreement with a different lessor for its corporate headquarters located in San Diego, California. The new lease has an initial term of approximately 7 years and commenced in May 2016. The base rent under the new facility lease agreement is approximately $0.1 million per year for the first year, escalating 3.0% annually thereafter over the initial term. The Company has an option to extend the term of the lease for an additional five years. The lease is subject to additional charges for property management, common area maintenance and other costs.

Lease exit obligations

As of December 31, 2016 and 2015, the Company had lease exit obligations of $0 million and $0.9 million, respectively. The Company no longer records a lease obligation with respect to its vacated space expiring in June 2019 as the sublease proceeds offset the estimated lease exit obligations. For the years ended December 31, 2016 and 2015, the Company made cash payments, net of sublease payments received of $1.7 million and $3.3 million, respectively. The Company recognized adjustments for accretion and changes in leasing assumptions of $0.7 million, $0.9 million and $1.1 million for the years ended December 31, 2016, 2015 and 2014, respectively.

6. Financing Arrangements

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

As of December 31 2016, the Company's last reported sale price exceeded the 130% threshold described above and accordingly the Convertible Notes have been classified as a current liability as of December 31, 2016. As a result, the related unamortized discount of $29.6 million was classified as temporary equity component of currently redeemable convertible notes on our consolidated balance sheet. The determination of whether or not the Convertible Notes are convertible as described above is made each quarter until maturity, conversion or repurchase. It is possible that the Convertible Notes may not be convertible in future periods, in which case the Convertible Notes would be classified as long-term debt, and the unamortized discount would be classified as permanent equity unless one of the other conversion events described above were to occur.

On or after May 15, 2019 until the close of business on the second scheduled trading day immediately preceding August 15, 2019, holders of the notes may convert all or a portion of their notes at any time. Upon conversion, Ligand must deliver cash to settle the principal and may deliver cash or shares of common stock, at the option of the Company, to settle any premium due upon conversion.

The Company accounted for the debt and equity components of the 2019 Convertible Senior Notes by allocating the $245.0 million total proceeds between the debt component and the embedded conversion option, or equity component, due to Ligand's ability to settle the 2019 Convertible Senior Notes in cash for the principal portion and to settle any premium in cash or common stock, at the Company's election. The debt allocation was performed in a manner that reflected the Company's non-convertible borrowing rate for similar debt of 5.83% derived from independent valuation analysis. The initial debt value of $192.5 million accretes at 5.83% to reach $245.0 million at the maturity date. The equity component of the 2019 Convertible Senior Notes was recognized as a debt discount and represents the difference between the $245.0 million proceeds at issuance of the 2019 Convertible Senior Notes and the fair value of the debt allocation on their respective issuance dates. The debt discount is amortized to interest expense using the effective interest method over the expected life of a similar liability without an equity component. As of December 31, 2016, the “if-converted value” exceeded the principal amount of the 2019 Convertible Senior Notes by $86.7 million.

In connection with the issuance of the 2019 Convertible Senior Notes, the Company incurred $5.7 million of issuance costs, which primarily consisted of underwriting, legal and other professional fees. The portions of these costs allocated to the equity components totaling $1.2 million were recorded as a reduction to additional paid-in capital. The portions of these costs allocated to the liability components totaling $4.5 million were recorded as assets on the balance sheet at the time the debt was issued.  Beginning in 2016, the unamortized issuance costs allocated to the liability components are recorded as part of debt discount on the consolidated balance sheet upon the Company's respective adoption of ASU 2015-03, Interest-Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs. Issuance cost included in the unamortized debt discount was $2.5 million and $3.4 million as of December 31, 2016 and 2015, respectively.

The Company determined the expected life of the debt discount for the 2019 Convertible Senior Notes to be equal to the original five-year term of the notes. The carrying value of the equity component related to the 2019 Convertible Senior Notes as of December 31, 2016, net of issuance costs, was $51.3 million.

Convertible Bond Hedge and Warrant Transactions

In August 2014, to minimize the impact of potential dilution to the Company's common stock upon conversion of the 2019 Convertible Senior Notes, in August 2014, the Company entered into convertible bond hedges and sold warrants covering 3,264,643 shares of its common stock. The convertible bond hedges have an exercise price of $75.05 per share and are exercisable when and if the 2019 Convertible Senior Notes are converted. If upon conversion of the 2019 Convertible Senior Notes, the price of the Company's common stock is above the exercise price of the convertible bond hedges, the counterparties will deliver shares of common stock and/or cash with an aggregate value approximately equal to the difference between the price of common stock at the conversion date and the exercise price, multiplied by the number of shares of common stock related to the convertible bond hedge transaction being exercised. The convertible bond hedges and warrants described below are separate transactions entered into by the Company and are not part of the terms of the 2019 Convertible Senior Notes. Holders of the 2019 Convertible Senior Notes and warrants will not have any rights with respect to the convertible bond hedges. The Company paid $48.1 million for these convertible bond hedges and recorded the amount as a reduction to additional paid-in capital.

Concurrently with the convertible bond hedge transactions, the Company entered into warrant transactions whereby it sold warrants to acquire approximately 3,264,643 shares of common stock with an exercise price of approximately $125.08 per share, subject to certain adjustments. None of the warrants have been exercised as of December 31, 2016. The warrants have various expiration dates ranging from November 13, 2019 to April 22, 2020. The warrants will have a dilutive effect to the extent the market price per share of common stock exceeds the applicable exercise price of the warrants, as measured under the terms of the warrant transactions. The Company received $11.6 million for these warrants and recorded this amount to additional paid-in capital. The common stock issuable upon exercise of the warrants will be in unregistered shares, and the Company does not have the obligation and does not intend to file any registration statement with the Securities and Exchange Commission registering the issuance of the shares under the warrants.

The following table summarizes information about the liability components the Company's financing arrangement (dollars in thousands):

	December 31, 2016	December 31, 2015
2019 Convertible Senior Notes
Principal amount outstanding	$245,000	$245,000
Unamortized discount	(32,090)	(43,015)
Total current portion of notes payable	$212,910	$201,985
As of December 31, 2016, there were no events of default or violation of any covenants under the Company's financing obligations.
7. Balance Sheet Account Details

Short-term Investments

The following table summarizes the various investment categories at December 31, 2016 and 2015 (in thousands):

	Cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
December 31, 2016
Short-term investments
Bank deposits	$40,715	$19	$—	$40,734
Corporate bonds	11,031	—	(5)	11,026
Corporate equity securities	1,512	1,542	—	3,054
Commercial paper	33,074	2	(9)	33,067
Agency bonds	7,294	1	—	7,295
U.S. Government bonds	7,508	—	(1)	7,507
Municipal bonds	19,624	—	(11)	19,613
	$120,758	$1,564	$(26)	$122,296
December 31, 2015
Short-term investments
Bank deposits	$43,043	$—	$(4)	$43,039
Corporate bonds	41,238	—	(35)	41,203
Commercial paper	1,747	—	—	1,747
Asset backed securities	10,020	—	(5)	10,015
Corporate equity securities	1,843	4,944	—	6,787
	$97,891	$4,944	$(44)	$102,791

Other current assets consist of the following (in thousands):

	December 31,
	2016	2015
Prepaid expenses	$1,864	$1,177
Other receivables	311	731
	$2,175	$1,908

Property and equipment is stated at cost and consists of the following (in thousands):

	December 31,
	2016	2015
Lab and office equipment	$1,067	$2,248
Leasehold improvements	1,754	273
Computer equipment and software	569	632
	3,390	3,153
Less accumulated depreciation and amortization	(1,571)	(2,781)
	$1,819	$372
Depreciation of equipment is computed using the straight-line method over the estimated useful lives of the assets which range from three to ten years. Leasehold improvements are amortized using the straight-line method over their estimated useful lives or their related lease term, whichever is shorter. Depreciation expense of $0.2 million, $0.2 million, and $0.3 million was recognized for the years ended December 31, 2016, 2015, and 2014, respectively and is included in operating expenses.

Goodwill and identifiable intangible assets consist of the following (in thousands):

	December 31,
	2016	2015
Indefinite lived intangible assets
IPR&D	$12,246	$12,556
Goodwill	72,207	12,238
Definite lived intangible assets
Complete technology	182,577	15,267
Less: Accumulated amortization	(12,792)	(3,762)
Trade name	2,642	2,642
Less: Accumulated amortization	(784)	(652)
Customer relationships	29,600	29,600
Less: Accumulated amortization	(8,784)	(7,304)
Total goodwill and other identifiable intangible assets, net	$276,912	$60,585

Amortization of finite lived intangible assets is computed using the straight-line method over the estimated useful life of the asset of 20 years. Amortization expense of $10.6 million, $2.4 million, and $2.4 million was recognized for the years ended December 31, 2016 and 2015, and 2014. Estimated amortization expense for the years ending December 31, 2017 through 2021 is $10.6 million per year. For each of the years ended December 31, 2016, 2015, and 2014, there was no impairment of intangible assets with finite lives.

Commercial license rights consist of the following (in thousands):

	December 31,	December 31,
	2016	2015
CorMatrix	$17,696	$—
Selexis	8,602	8,602
	26,298	8,602
Less: accumulated amortization	(477)	(48)
Total commercial rights, net	$25,821	$8,554

Accrued liabilities consist of the following (in thousands):

	December 31,
	2016	2015
Compensation	$2,603	$1,711
Legal	829	726
Amounts owed to former licensees	899	915
Royalties owed to third parties	942	823
Other	1,124	1,230
	$6,397	$5,405

In connection with the acquisition of CyDex in January 2011, we issued a series of CVRs and also assumed certain contingent liabilities. We may be required to make additional payments upon achievement of certain clinical and regulatory milestones to the CyDex shareholders and former license holders. We pay CyDex shareholders, through 2016, 20% of all CyDex-related revenue, but only to the extent that, and beginning only when, CyDex-related revenue for the year exceeds $15.0 million; plus an additional 10% of all CyDex-related revenue recognized during such year, but only to the extent, and beginning only when aggregate CyDex-related revenue for such year exceeds $35.0 million.

In connection with the acquisition of Metabasis in January 2010, we entered into four CVR agreements with Metabasis shareholders. The CVRs entitle the holders to cash payments as frequently as every six months as proceeds are received by us upon the sale or licensing of any of the Metabasis drug development programs and upon the achievement of specified milestones.

Contingent liabilities consist of the following (in millions):

	December 31, 2014	Payments	Fair Value Adjustment	December 31, 2015	Payments	Fair Value Adjustment	December 31, 2016
Cydex	$11.5	$(5.8)	$3.8	$9.5	(6.2)	$3.3	$6.6
Metabasis	3.7	(0.9)	1.2	4.0	(2.6)	0.1	1.5
Total	15.2	(6.7)	5.0	13.5	(8.8)	3.4	8.1

Other long-term liabilities consist of the following (in thousands):

	December 31,
	2016	2015
Deferred rent	$357	$—
Deposits	43	268
Other	287	29
	$687	$297

8. Stockholders’ Equity

Share-based Compensation Expense

The following table summarizes stock-based compensation expense (in thousands):

	December 31,
	2016	2015	2014
Stock-based compensation expense as a component of:
Research and development expenses	$8,836	$4,080	$3,595
General and administrative expenses	10,057	8,378	7,675
	$18,893	$12,458	$11,270

Stock Plans

In May 2009, the Company’s stockholders approved the amendment and restatement of the Company’s 2002 Stock Incentive Plan (the “Amended 2002 Plan”). The Company’s 2002 Stock Incentive Plan was amended to (i) increase the number of shares available for issuance under the Amended 2002 Plan by 1.3 million shares, (ii) revise the list of performance criteria that may be used by the compensation committee for purposes of granting awards under the Amended 2002 Plan that are intended to qualify as performance-based compensation under Section 162(m) of the Internal Revenue Code, as amended, and (iii) eliminate the automatic option grant program for non-employee directors, the director fee stock issuance program and the director fee option grant program, which programs have been superseded by the Company’s amended and restated Director Compensation Policy. Additionally, in May 2012 and May 2016, the Company’s stockholders approved an amendment and restatement of the Company’s 2002 Stock Incentive Plan to increase the number of shares available for issuance by 1.8 million and 0.9 million shares, respectively. As of December 31, 2016, there were 1.0 million shares available for future option grants or direct issuance under the Amended 2002 Plan.

Following is a summary of the Company’s stock option plan activity and related information:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (In thousands)
Balance at December 31, 2015	1,683,341	$34.19	6.48	$124,800
Granted	263,489	92.09
Exercised	(164,440)	38.08
Forfeited	(28,115)	60.17
Balance at December 31, 2016	1,754,275	42.12	6.19	104,247
Exercisable at December 31, 2016	1,298,561	30.21	5.44	92,723
Options vested and expected to vest as of December 31, 2016	1,752,275	$42.12	6.19	$104,247

The weighted-average grant-date fair value of all stock options granted during 2016, 2015 and 2014 was $46.53, $35.39 and $46.20 per share, respectively. The total intrinsic value of all options exercised during 2016, 2015 and 2014 was approximately $12.0 million, $20.7 million and $15.3 million, respectively.
Cash received from options exercised, net of fees paid, in 2016, 2015 and 2014 was $6.2 million, $8.7 million and $4.4 million, respectively.
Following is a further breakdown of the options outstanding as of December 31, 2016:

Range of exercise prices	Options outstanding	Weighted average remaining life in years	Weighted average exercise price	Options exercisable	Weighted average exercise price
$8.58 - $12.53	247,574	3.94	$9.98	247,574	$9.98
$10.12 - $12.81	76,100	4.92	11.38	76,100	11.38
$14.47 - $14.47	288,887	5.11	14.47	274,887	14.47
$16.14 - $21.00	106,242	1.85	17.76	106,242	17.76
$21.92 - $21.92	225,105	6.13	21.92	213,199	21.92
$32.00 - $53.34	72,330	6.02	36.18	62,747	34.73
$56.26 - $59.26	183,595	8.11	56.26	70,877	56.26
$63.58 - $68.62	26,382	7.50	67.20	21,976	67.50
$74.42 - $74.42	227,856	7.12	74.42	162,233	74.42
$85.79 - $138.53	298,204	9.03	93.19	62,726	89.71
$8.58 – $138.53	1,752,275	6.19	$42.12	1,298,561	$30.21

The assumptions used for the specified reporting periods and the resulting estimates of weighted-average grant date fair value per share of options granted:

	Year Ended December 31,
	2016	2015	2014
Risk-free interest rate	1.3%-1.9%	1.7%-2.0%	1.9%
Expected volatility	48%-50%	50%-58%	62%-69%
Expected term	6.6 to 6.7 years	6.5 years	6.0 years
Forfeiture rate	5.00%	8.52%	8.6%-9.7%

As of December 31, 2016, there was $17.5 million of total unrecognized compensation cost related to non-vested stock options. That cost is expected to be recognized over a weighted average period of 2.22 years.

Restricted Stock Activity
The following is a summary of the Company’s restricted stock activity and related information:

	Shares	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2015	130,749	$60.36
Granted	234,855	95.31
Vested	(54,421)	66.79
Forfeited	(2,483)	67.95
Outstanding at December 31, 2016	308,700	$86.61
As of December 31, 2016, unrecognized compensation cost related to non-vested stock awards amounted to $13.8 million. That cost is expected to be recognized over a weighted average period of 1.14 years.

Employee Stock Purchase Plan

As of December 31, 2016, 70,406 shares of the Company's common stock are available for future issuance under it's Amended Employee Stock Purchase Plan, or ESPP. The ESPP permits eligible employees to purchase up to 1,250 shares of Ligand common stock per calendar year at a discount through payroll deductions. The price at which stock is purchased under the ESPP is equal to 85% of the fair market value of the common stock on the first of a six month offering period or purchase date, whichever is lower. There were 1,961, 3,374 and 3,774 shares issued under the ESPP in 2016, 2015 and 2014, respectively.

Share Repurchases

During the years ended December 31, 2016, 2015 and 2014 the Company repurchased 40,500 shares for $3.9 million, 6,120 shares for $0.5 million, and 1,253,425 shares for $68.0 million, respectively.

In September 2015, the Company's Board of Directors authorized the Company to repurchase up to $200.0 million of its own stock in privately negotiated and open market transactions for a period of up to three years, subject to the Company's evaluation of market conditions. Authorization to repurchase up to an additional $195.6 million of its common stock remained as of December 31, 2016.

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

Securities Litigation

In 2012, a federal securities class action and shareholder derivative lawsuit was filed in Pennsylvania alleging that the Company and its chief executive officer assisted various breaches of fiduciary duties based on the Company’s purchase of a licensing interest in a development-stage pharmaceutical program from the Genaera Liquidating Trust in 2010 and the Company’s subsequent sale of half of its interest in the transaction to Biotechnology Value Fund, Inc.  Plaintiff filed a second amended complaint in February 2015, which the Company moved to dismiss in March 2015.  The district court granted the motion to dismiss on November 11, 2015.  The plaintiff has appealed that ruling to the U.S. Third Circuit Court of Appeals.  The Company intends to continue to vigorously defend against the claims against the Company and its chief executive officer.  The outcome of the matter is not presently determinable.

Paragraph IV Certification by Par Pharmaceuticals

On January 7, 2016, the Company received a paragraph IV certification from Par Sterile Products, LLC, a subsidiary of Par Pharmaceuticals, Inc., or Par, advising us that it had filed an ANDA with the FDA seeking approval to market a generic version of Merck’s NOXAFIL-IV product. On February 19, 2016, Merck filed an action against Par in the United States District Court for the District of New Jersey, asserting that Par's manufacture, use or sale of the product for which the ANDA was submitted would infringe Merck's U.S. Patent No. 9,023,790. On October 31, 2016, the parties entered into a consent judgment dismissing all claims, counterclaims, affirmative defenses and demands. The parties have reported to the court that they entered into a confidential settlement agreement, and that they submitted the agreement to the Federal Trade Commission and the United States Department of Justice pursuant to Section 112(a) of the Medicare Prescription Drug, Improvement and Modernization Act of 2003.

Class Action Lawsuit

In November 2016, a putative shareholder class action lawsuit was filed in the United States District Court for the Southern District of California against the Company, its chief executive officer and chief financial officer. The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, and seeks unspecified compensatory damages and other relief on behalf of a purported class of purchasers of the Company’s securities between November 9, 2015 and November 14, 2016, inclusive. The complaint’s allegations relate generally to the Company’s November 2016 restatement of certain prior period financial statements.  In January 2017, a purported Company shareholder filed a motion for appointment of lead counsel and lead plaintiff. The motion is scheduled to be heard by the Court in March 2017. No trial date has been set. The Company believes that the lawsuit is without merit and intends to vigorously defend against the lawsuit.

10. Income Taxes
The components of the income tax expense (benefit) for continuing operations are as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Current expense (benefit):
Federal	$21	$11	$15
State	12	7	19
	33	18	34
Deferred expense (benefit):
Federal	10,534	(167,413)	406
State	(240)	(24,720)	(30)
	$10,327	$(192,115)	$410

A reconciliation of income tax expense (benefit) from continuing operations to the amount computed by applying the statutory federal income tax rate to the net income (loss) from continuing operations is summarized as follows:

	Year Ended December 31,
	2016	2015	2014
Amounts computed at statutory federal rate	$2,786	$13,198	$3,843
State taxes net of federal benefit	175	386	697
Meals & entertainment	16	16	9
Imputed interest	(1)	(161)	53
Section 162(m) limitation	94	197	490
Contingent liabilities	1,225	1,684	1,748
Stock-based compensation	263	140	89
Expired NOLs	—	232	88
Research and development credits	(1,525)	304	(113)
Change in uncertain tax positions	1,423	27,188	7
Rate change for changes in state law	25	(5,756)	119
APIC Excess Tax Benefit True Up	(622)	—	—
Increase in deferred tax assets from completion of 382 analysis	(120)	3,329	43
Avinza true up	—	(2,107)	—
Change in valuation allowance	6,283	(231,370)	(7,243)
Other	305	605	580
	$10,327	$(192,115)	$410

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2016 and 2015 are shown below. The Company assesses the positive and negative evidence to determine if sufficient future taxable income will be generated to use the existing deferred tax assets. The Company's evaluation of evidence resulted in management concluding that the majority of the Company's deferred tax assets will be realized. However, the Company maintains a valuation allowance to offset certain net deferred tax assets as management believes realization of such assets are uncertain as of December 31, 2016, 2015 and 2014. The valuation allowance increased $6.3 million in 2016, decreased $231.7 million in 2015 and decreased $7.2 million in 2014.

	December 31,
	2016	2015
	(in thousands)
Deferred assets:
Net operating loss carryforwards	$150,226	$160,595
Research credit carryforwards	26,878	25,613
Fixed assets and intangibles	4,385	8,839
Accrued expenses	943	1,523
Contingent liabilities	578	707
Deferred revenue	—	3
Present value of royalties	591	3,007
Deferred rent	45	68
Capital Loss Carryforward	4,432	—
Viking Equity Method Investment	5,692	1,840
Other	19,312	15,441
	213,082	217,636
Valuation allowance for deferred tax assets	(15,349)	(9,066)
Net deferred tax assets	$197,733	$208,570
Deferred tax liabilities:
Retrophin fair value adjustment	$(52)	$(1,256)
Convertible debt	(1,196)	(1,844)
Identified intangibles	(68,631)	(12,770)
Identified indefinite lived intangibles	(3,963)	(3,617)
Total	$123,891	$189,083

Sections 382 and 383 of the U.S. tax code impose limitations (“382 and 383 limitations”) on the annual utilization of operating loss and credit carryforwards whenever a greater than fifty percent change in the ownership of a company occurs within a three year period. In addition to the annual limitations on operating loss and credit carryforwards, Section 382 can also restrict the utilization of certain post change losses if the tax basis in assets exceeds the fair value of assets (“net unrealized built in loss”) at the date of an ownership change. Companies with operating loss and credit carryforwards are required to test the cumulative three year change whenever there is an equity transaction that impacts the ownership of holders of more than five percent of the Company’s stock. During 2016, the Company completed a rollforward analysis through December 31, 2016. As a result of the rollforward analysis, it was determined that no additional ownership changes occurred at the Company within the meaning of section 382 since June 20, 2007. Future changes in the ownership of the Company could place additional restrictions on the Company’s ability to utilize operating loss and credit carryforwards arising through December 31, 2016.

As of December 31, 2016, the Company had federal and state net operating loss carryforwards set to expire through 2036 of $446.3 million and $140.5 million of state net operating loss carryforwards. The Company also has $21.9 million of federal research and development credit carryforwards, which expire through 2036. The Company has $19.4 million of California research and development credit carryforwards that have no expiration date.
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
A reconciliation of the amount of unrecognized tax benefits at December 31, 2016, 2015 and 2014 is as follows (in thousands):

	December 31,
	2016	2015	2014
Balance at beginning of year	$36,452	$8,524	$8,504
Additions based on tax positions related to the current year	70	154	40
Additions for tax positions of prior years	2,408	28,224	—
Reductions for tax positions of prior years	(160)	(450)	(20)
Balance at end of year	$38,770	$36,452	$8,524

Included in the balance of unrecognized tax benefits at December 31, 2016 is $35.5 million of tax benefits that, if recognized would impact the effective rate. There are no positions for which it is reasonably possible that the uncertain tax benefit will significantly increase or decrease within twelve months.
The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2016 and December 31, 2015, the Company recognized an immaterial amount of interest and penalties. The Company files income tax returns in the United States and in various state jurisdictions with varying statutes of limitations. The federal statute of limitation remains open for the 2013 tax year to present.  The state income tax returns generally remain open for the 2012 tax years through present.  Net operating loss and research credit carryforwards arising prior to these years are also open to examination if and when utilized.

In March 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Shared-Based Payment Accounting (''ASU 2016-09''). ASU 2016-09 simplifies how several aspects of share-based payments are accounted for and presented in the financial statements.  ASU 2016-09 is effective for public companies for annual reporting periods beginning after December 15, 2016. The Company will adopt this ASU in the first quarter of 2017. The Company has excess tax federal and state benefits for which a benefit could not be previously recognized of approximately $13.7 million and $11.5 million, respectively. Upon adoption the balance of the unrecognized excess tax benefits will be reversed with the impact recorded to retained earnings including any change to the valuation allowance as a result of the adoption.

11. Summary of Unaudited Quarterly Financial Information

The following financial information reflects all normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results and cash flows of interim periods. Summarized quarterly data for fiscal years 2016 and 2015 are as follows (in thousands, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2016
Total revenues	$29,648	$19,521	$21,619	$38,185
Total operating costs and expenses	14,552	15,552	16,153	18,831
Income tax (expense) benefit	(3,694)	3,881	(160)	(10,354)
Income (loss) from continuing operations	5,877	(6,170)	1,051	(3,125)
Income from discontinued operations	731	—	—	—
Net income (loss)	6,608	(6,170)	1,051	(3,125)
Basic per share amounts:
Net income (loss)	$0.32	$(0.30)	$0.05	$0.15
Diluted per share amounts:
Net income (loss)	0.30	(0.30)	0.05	0.15

Weighted average shares—basic	20,708	20,832	20,887	20,898
Weighted average shares—diluted	22,284	20,832	22,997	20,898

2015
Total revenues	$14,602	$18,418	$17,701	$21,193
Total operating costs and expenses	11,253	14,053	9,104	10,175
Income tax (expense) benefit	(15)	(265)	191,881	514
(Loss) income from continuing operations	(89)	22,027	199,165	6,341
Net loss attributable to noncontrolling interests	(843)	(1,537)	—	—
Net income	754	23,564	199,165	6,341
Basic per share amounts:
Net income	$0.04	$1.19	$10.01	$0.32
Diluted per share amounts:
Net income	$0.04	$1.11	$9.28	$0.29

Weighted average shares—basic	19,612	19,725	19,887	19,933
Weighted average shares—diluted	20,631	21,276	21,460	21,542

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures

We are responsible for maintaining disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports we file under the Exchange Act is recorded, processed, summarized and reported within the specified time periods and accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. As of the end of the period covered by this Annual Report on Form 10-K, we have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer,

of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, and have concluded our disclosure controls and procedures were not effective at a reasonable assurance level as of December 31, 2016. This conclusion was based on the material weakness identified in our internal control over financial reporting, as described in (b) below.

A material weakness is defined as “a deficiency, or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.”

In light of the material weakness described below, we performed additional analysis and other procedures to ensure that our consolidated financial statements included in this Annual Report on Form 10-K were prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). Notwithstanding the existence of the material weakness in internal control over financial reporting, we believe that our consolidated balance sheets as of December 31, 2016 and 2015 and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for the years ended December 31, 2016, 2015 and 2014 included in this Annual Report on Form 10-K fairly present, in all material respects, the Company’s financial condition, results of operations and cash flows for the periods presented therein in conformity with GAAP.

Changes in Internal Control over Financial Reporting

As disclosed in Form 10-K/A for the year ended December 31, 2015, we have identified material weaknesses in internal control over financial reporting:

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

To remediate the material weakness described in (1) above and to prevent similar deficiencies in the future, we are implementing additional controls and procedures, which includes but are not limited to:

•	engagement of additional independent third party tax experts to assist or review in the tax accounting for non-routine, complex transactions or give a “second opinion” on the same transaction; and

•	additional training for staff involved in the tax accounting for non-routine, complex transactions

While we continue to strive to improve the respective process and controls over management supervision and review of certain technical tax accounting prepared by third parties, we do not believe the new controls have been functioning for sufficient time for management to conclude the material weakness has been remediated at December 31, 2016

With regards to the material weakness described in (2) above, subsequent to the third and fourth quarter of 2016, we undertook the following steps to remediate the identified material weakness:

•
Developed and refined certain spreadsheet tools to enhance the precision of the review for various inputs including our stock price, which would trigger the early conversion conditions under the debt indenture agreement;

•	Implemented additional management reviews of the presentation including the classification and presentation of our convertible debt; and

•	Hired additional accounting personnel to assist with the review of the presentation and classification of our convertible debt as well as overall external financial reporting

Except for the changes mentioned above, there have been no changes in our internal control over financial reporting that occurred in our fourth fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established by the COSO as set forth in the 2013 Internal Control-Integrated Framework. Based on our evaluation under the 2013 framework in Internal Control - Integrated Framework, management concluded that our internal controls over financial reporting were not effective as of December 31, 2016 because the following material weakness identified in the year ended December 31, 2015 has not been remediated:

A material weakness in the design of our internal control over the tax accounting for complex transactions that have a significant tax impact, specifically, management did not have adequate supervision and review of certain technical tax accounting performed by third party tax specialists.

Ernst & Young LLP, an independent registered public accounting firm, has audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K and has issued an attestation report, included herein, on the effectiveness of our internal control over financial reporting as of December 31, 2016.

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Ligand Pharmaceuticals Incorporated
We have audited Ligand Pharmaceuticals Incorporated’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Ligand Pharmaceutical Incorporated’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Management has identified a material weakness in controls related to the Company’s design of internal control over the tax accounting for complex transactions that have a significant tax impact, specifically, management did not have adequate supervision and review of certain technical tax accounting performed by third party tax specialists. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Ligand Pharmaceuticals Incorporated as of December 31, 2016 and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for the year then ended. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2016 financial statements, and this report does not affect our report dated February 28, 2017, which expressed an unqualified opinion on those financial statements.
In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Ligand Pharmaceuticals Incorporated has not maintained effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.
/s/ Ernst & Young LLP
San Diego, California
February 28, 2017

Part III

Item 10.	Directors, Executive Officers and Corporate Governance
Code of Conduct
The Board of Directors has adopted a Code of Conduct and Ethics Policy (“Code of Conduct”) that applies to all officers, directors and employees. The Company will promptly disclose any material amendment or waiver to the Code of Conduct which affects any corporate officer. The Code of Conduct can be accessed via our website (http://www.ligand.com), Corporate Overview page. You may also request a free copy by writing to: Investor Relations, Ligand Pharmaceuticals Incorporated, 3911 Sorrento Valley Blvd, Suite 110, San Diego, CA 92121.
The other information under Item 10 is hereby incorporated by reference to Ligand’s Definitive Proxy Statement to be filed with the SEC on or prior to April 29, 2017.

Item 11.	Executive Compensation
Item 11 is hereby incorporated by reference to Ligand’s Definitive Proxy Statement to be filed with the SEC on or prior to April 29, 2017.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 12 is hereby incorporated by reference to Ligand’s Definitive Proxy Statement to be filed with the SEC on or prior to April 29, 2017.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
Item 13 is hereby incorporated by reference to Ligand’s Definitive Proxy Statement to be filed with the SEC on or prior to April 29, 2017.

Item 14.	Principal Accountant Fees and Services
Item 14 is hereby incorporated by reference to Ligand’s Definitive Proxy Statement to be filed with the SEC on or prior to April 29, 2017.

PART IV

Item 15.	Exhibits and Financial Statement Schedule
(a) The following documents are included as part of this Annual Report on Form 10-K.
(1) Financial statements

(2) Schedules not included herein have been omitted because they are not applicable or the required information is in the consolidated financial statements or notes thereto.
(3) The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith
2.1	Agreement and Plan of Merger, dated January 14, 2011 by and among the Company, CyDex Pharmaceuticals, Inc., and Caymus Acquisition, Inc.,	8-K	001-33093	January 26, 2011	10.1
2.2	Agreement and Plan of Merger, dated as of December 17, 2015, by and among Ligand Pharmaceuticals Incorporated, Open Monoclonal Technology, Inc., OMT, LLC, Schrader 1 Acquisition, Inc., Schrader 2 Acquisition, Inc. and Fortis Advisors LLC	8-K	001-33093	December 18, 2015	2.1
3.1	Amended and Restated Certificate of Incorporation of the Company.	S-4	333-58823	July 9, 1998	3.1
3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, dated June 14, 2000	10-K	0-20720	March 29, 2001	3.5
3.3	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, dated June 30, 2004	10-Q	0-20720	August 5, 2004	3.6
3.4	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, dated November 17, 2010	8-K	001-33093	November 19, 2010	3.1
3.5	Amended Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Company	10-Q	0-20720	May 14, 1999	3.3
3.6	Third Amended and Restated Bylaws of the Company	8-K	001-33093	September 10, 2015	3.1
4.1	Specimen stock certificate for shares of the common stock of the Company	S-1	33-47257	April 16, 1992
4.2	2006 Preferred Shares Rights Agreement, by and between the Company and Mellon Investor Services LLC, dated October 13, 2006	8-K	000-20720	October 17, 2006	4.1
4.3	First Amendment to 2006 Preferred Shares Rights Agreement, by and between the Company and Computershare Shareowner Services LLC (f/k/a Mellon Investor Services LLC), dated June 19, 2013	8-K	001-33093	June 20, 2013	4.1

4.4	Indenture dated August 18, 2014 between the Company and Wilmington Trust, National Association	8-K	001-33093	August 18, 2014	4.1
10.1#	Form of Indemnification Agreement between the Company and each of its directors	S-1	33-47257	April 16, 1992
10.2#	Form of Indemnification Agreement between the Company and each of its officers	S-1	33-47257	April 16, 1992
10.3#	2002 Stock Incentive Plan (as amended and restated through May 23, 2016)	S-8	333-212775	July 29, 2016	10.1
10.4#	2002 Employee Stock Purchase Plan (as amended effective July 1, 2009)	S-8	333-160132	June 22, 2009	10.2
10.5#	Form of Stock Option Grant Notice and Stock Option Agreement under the Company’s 2002 Stock Incentive Plan	10-K	001-33093	February 24, 2014	10.5
10.6#	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under the Company’s 2002 Stock Incentive Plan	10-K	001-33093	March 12, 2004
10.7#	Form of Stock Issuance Agreement for non-employee directors under the Company’s 2002 Stock Incentive Plan	S-1	333-131029	January 13, 2006	10.289
10.8#	Form of Letter Agreement regarding Change of Control Severance Benefits between the Company and its officers	10-K	001-33093	March 16, 2007	10.309
10.9#	Form of Executive Officer Change in Control Severance Agreement	8-K	001-33093	August 22, 2007	10.1
10.10#	Amended and Restated Severance Plan, dated December 20, 2008	8-K	001-33093	December 24, 20008	10.2
10.11#	Amended and Restated Director Compensation and Stock Ownership Policy, effective as of June 1, 2011	10-Q	001-33093	August 8, 2011	10.24
10.12#	Letter Agreement by and between the Company and John L. Higgins, dated January 10, 2007	8-K	001-33093	January 16, 2007	10.1
10.13†	Research, Development and License Agreement, dated December 29, 1994, between SmithKline Beecham Corporation and the Company .	S-1 S-3	33-87598 33-87600	December 20, 1994
10.14†	Amended and Restated Research, Development and License Agreement, dated December 1, 2005, between the Company and Wyeth (formerly American Home Products Corporation)	S-1	333-131029	January 13, 2006	10.287
10.15	Purchase Agreement, by and between the Company, King Pharmaceuticals, Inc. and King Pharmaceuticals Research and Development, Inc., dated September 6, 2006	8-K	000-20720	September 11, 2006	2.1
10.16	Loan Agreement by and between the Company and King Pharmaceuticals, 303 Inc., dated October 12, 2006	10-K	001-33093	March 16, 2006	10.303
10.17	Letter Agreement by and between the Company and King Pharmaceuticals, Inc. effective as of December 29, 2006	8-K	001-33093	January 5, 2007	10.1
10.18	Amendment Number 2 to Purchase Agreement, by and between the Company and King Pharmaceuticals, Inc., effective February 26, 2007.	8-K	001-33093	February 28, 2007	2.1
10.19	Amendment to Lease, dated September 10, 2007, between Pharmacopeia, Inc. and Eastpark at 8A (Building 1000)	10-Q	000-50523	November 5, 2007	10.1
10.42	Lease, dated August 20, 2003, between Pharmacopeia, Inc. and Eastpark at 8A (Building 3000)	10-K	001-33093	March 16, 2009	10.327
10.21	Amendment to Lease, dated April 18, 2007, between Pharmacopeia, Inc. and Eastpark at 8A (Building 3000)	10-Q	000-50523	November 5, 2007	10.2
10.22†	Collaboration and License Agreement, dated July 9, 2003 and effective August 8, 2003, between Pharmacopeia, Inc. and Schering-Plough Ltd	10-K	001-33093	March 16, 2009	10.324
10.23†	Collaboration and License Agreement, dated July 9, 2003 and effective August 8, 2003, between Pharmacopeia, Inc. and Schering Corporation	10-K	001-33093	March 16, 2009	10.325

10.24	Amendment No. 1, dated July 27, 2006, to the Collaboration and License Agreements, effective as of July 9, 2003, between (i) Pharmacopeia, Inc. and Schering Corporation and (ii) Pharmacopeia, Inc. and Schering-Plough Ltd.	8-K	000-50523	August 2, 2006	10.1
10.25	Settlement Agreement and Mutual Release, by and between the Company and The Rockefeller University, dated February 11, 2009	10-Q	001-33093	May 11, 2009	10.318
10.26	TR Beta Contingent Value Rights Agreement, dated January 27, 2010, among the Company, Metabasis Therapeutics, Inc., David F. Hale and Mellon Investor Services LLC	8-K	001-33093	January 28, 2010	10.2
10.27	Glucagon Contingent Value Rights Agreement, dated January 27, 2010, among the Company, Metabasis Therapeutics, Inc., David F. Hale and Mellon Investor Services LLC	8-K	001-33093	January 28, 2010	10.3
10.28	General Contingent Value Rights Agreement, dated January 27, 2010, among the Company, Metabasis Therapeutics, Inc., David F. Hale and Mellon Investor Services LLC	8-K	001-33093	January 28, 2010	10.4
10.29	Amendment of General Contingent Value Rights Agreement, dated January 26, 2011, among the Company, Metabasis Therapeutics, Inc., David F. Hale and Mellon Investor Services LLC	8-K	001-33093	January 31, 2011	10.1
10.30	Purchase and Sale Agreement, dated May 18, 2010, between the Company and The Genaera Liquidating Trust	8-K	001-33093	May 24, 2010	10.1
10.31	Purchase Agreement, dated May 20, 2010, between the Company and Biotechnology Value Fund, L.P., on its own behalf and on behalf of Biotechnology Value Fund II, L.P. and Investment 10, L.L.C.	10-Q	001-33093	August 5, 2010	10.1
10.32	Contingent Value Rights Agreement, by and among the Company, CyDex Pharmaceuticals, Inc., and Allen K. Roberson and David Poltack, acting jointly as Shareholders’ Representative, dated January 14, 2011	8-K	001-33093	January 26, 2011	10.2
10.33†	Captisol® Supply Agreement, dated December 20, 2002, among CyDex, Inc., Hovione LLC, Hovione FarmaCiencia S.A., Hovione Pharmascience Limited and Hovione International Limited	10-K	001-33093	March 3, 2011	10.100
10.34†	1st Amendment to Captisol® Supply Agreement, dated July 29, 2005, among CyDex, Inc., Hovione LLC, Hovione FarmaCiencia S.A., Hovione Pharmascience Limited and Hovione International Limited	10-K	001-33093	March 3, 2011	10.101
10.35	2nd Amendment to Captisol® Supply Agreement, dated March 1, 2007, among CyDex, Inc., Hovione LLC, Hovione FarmaCiencia S.A., Hovione Pharmascience Limited, and Hovione International Limited	10-K	001-33093	March 3, 2011	10.102
10.36†	3rd Amendment to Captisol® Supply Agreement, dated January 25, 2008, among CyDex, Inc., Hovione LLC, Hovione FarmaCiencia S.A., Hovione Pharmascience Limited, and Hovione International Limited	10-K	001-33093	March 3, 2011	10.103
10.37†	4th Amendment to Captisol® Supply Agreement, dated September 28, 2009, among CyDex Pharmaceuticals, Inc., Hovione LLC, Hovione FarmaCiencia S.A., Hovione Pharmascience Limited and Hovione International Limited	10-K	001-33093	March 3, 2011	10.104
10.38†	License Agreement, dated September 3, 1993, between CyDex L.C. and The University of Kansas	10-K	001-33093	March 3, 2011	10.105
10.39†	Second Amendment to License Agreement, dated August 4, 2004, between CyDex, Inc. and The University of Kansas	10-K	001-33093	March 3, 2011	10.107
10.40†	Acknowledgement Agreement, dated February 22, 2008, between CyDex, Inc. and The University of Kansas	10-K	001-33093	March 3, 2011	10.111
10.41†	Exclusive License Agreement, dated June 4, 1996, between Pfizer, Inc. and The University of Kansas	10-K	001-33093	March 3, 2011	10.108

10.42†	Nonexclusive License Agreement, dated June 4, 1996, between Pfizer, Inc. and The University of Kansas	10-K	001-33093	March 3, 2011	10.109
10.43†	Addendum to Nonexclusive License Agreement, dated December 11, 2001, between CyDex, Inc. and Pfizer, Inc.	10-K	001-33093	March 3, 2011	10.110
10.44†	License Agreement, dated January 4, 2006, between CyDex, Inc. and Prism Pharmaceuticals, Inc.	10-K	001-33093	March 3, 2011	10.112
10.45†	Amendment to License Agreement, dated May 12, 2006, between CyDex, Inc. and Prism Pharmaceuticals, Inc.	10-K	001-33093	March 3, 2011	10.113
10.46†	Supply Agreement, dated March 5, 2007, between CyDex, Inc. and Prism Pharmaceuticals, Inc.	10-K	001-33093	March 3, 2011	10.114
10.47†	License and Supply Agreement, dated October 12, 2005, between CyDex Pharmaceuticals, Inc. and Proteolix, Inc.	10-K	000-28298	February 23, 2010	10.22
10.48†	Supply Agreement, dated June 13, 2011 by and between CyDex Pharmaceuticals, Inc. and Merck Sharp & Dohme Corporation	10-Q	001-33093	June 30, 2011	10.27
10.49†	License Agreement, by and between CyDex Pharmaceuticals, Inc. and Spectrum Pharmaceuticals, Inc., dated as of March 8, 2013	10-Q	001-33093	May 8, 2013	10.2
10.50†	Supply Agreement, by and between CyDex Pharmaceuticals, Inc. and Spectrum Pharmaceuticals, Inc., dated as of March 8, 2013	10-Q	001-33093	May 8, 2013	10.3
10.51†	Royalty Stream and Milestone Payments Purchase Agreement, dated April 29, 2013, between the Company and Selexis S.A.	10-Q	001-33093	August 1, 2013	10.2
10.52	Amendment of “General” Contingent Value Rights Agreement dated May 20, 2014 among the Company, Metabasis Therapeutics, Inc., David F. Hale and Computershare Inc.	8-K	001-33093	May 22, 2014	10.1
10.53	Amendment of “TR Beta” Contingent Value Rights Agreement dated May 20, 2014 among the Company, Metabasis Therapeutics, Inc., David F. Hale and Computershare, Inc.	8-K	001-33093	May 22, 2014	10.2
10.54†	Loan and Security Agreement dated May 21, 2014 between the Company and Viking Therapeutics, Inc.	10-Q	001-33093	August 5, 2014	10.1
10.55†	Master License Agreement dated May 21, 2014 among the Company, Metabasis Therapeutics, Inc. and Viking Therapeutics, Inc.	10-Q	001-33093	August 5, 2014	10.2
10.56	Letter Agreement, dated as of August 12, 2014, between Bank of America, N.A. and the Company regarding the Base Convertible Note Hedge Transaction	8-K	001-33093	August 18, 2014	10.1
10.57	Letter Agreement, dated as of August 12, 2014, between Bank of America, N.A. and the Company regarding the Base Issuer Warrant Transaction	8-K	001-33093	August 18, 2014	10.2
10.58	Letter Agreement, dated as of August 12, 2014, between Deutsche Bank AG, London Branch and the Company regarding the Base Convertible Bond Hedge Transaction	8-K	001-33093	August 18, 2014	10.3
10.59	Letter Agreement, dated as of August 12, 2014, between Deutsche Bank AG, London Branch and the Company regarding the Base Issuer Warrant Transaction	8-K	001-33093	August 18, 2014	10.4
10.60	Letter Agreement, dated as of August 14, 2014, between Bank of America, N.A. and the Company regarding the Additional Convertible Bond Hedge Transaction	8-K	001-33093	August 18, 2014	10.5
10.61	Letter Agreement, dated as of August 14, 2014, between Bank of America, N.A. and the Company regarding the Additional Issuer Warrant Transaction	8-K	001-33093	August 18, 2014	10.6
10.62	Letter Agreement, dated as of August 14, 2014, between Deutsche Bank AG, London Branch and the Company regarding the Additional Convertible Bond Hedge Transaction	8-K	001-33093	August 18, 2014	10.7

10.63	Letter Agreement, dated as of August 14, 2014, between Deutsche Bank AG, London Branch and the Company regarding the Additional Issuer Warrant Transaction	8-K	001-33093	August 18, 2014	10.8
10.64†	First Amendment to Master License Agreement dated September 6, 2014 among the Company, Metabasis Therapeutics, Inc. and Viking Therapeutics, Inc.	10-Q	001-33093	October 31, 2014	10.9
10.65†	Second Amendment to Master License Agreement, dated April 8, 2015, among the Company, Metabasis Therapeutics, Inc. and Viking Therapeutics, Inc.	10-Q	001-33093	August 5, 2015	10.1
10.66†	First Amendment to Loan and Security Agreement, dated April 8, 2015, among the Company, Metabasis Therapeutics, Inc. and Viking Therapeutics, Inc.	10-Q	001-33093	August 5, 2015	10.2
10.67†	Amendment No. 4 to Sublicense Agreement, dated September 17, 2015, among the Company, Pharmacopeia, LLC and Retrophin, Inc.	10-Q/A	001-33093	December 23, 2015	10.1
10.68†	Lease, dated November 3, 2015, between the Company and 3911/3931 SVB, LLC	8-K	001-33093	November 10, 2015	10.1
10.69#	Amended and Restated Director Compensation and Stock Ownership Policy, effective as of March 2014	10-Q	001-33093	November 14, 2016	10.1
10.70†	Interest Purchase Agreement, dated May 3, 2016, between the Company and CorMatrix Cardiovascular, Inc.	8-K/A	001-33093	May 9, 2016	10.1
10.71	Second Amendment to Loan and Security Agreement, dated January 22, 2016, between the Company and Viking Therapeutics, Inc.	10-Q/A	001-33093	November 14, 2016	10.1
21.1	Subsidiaries of the Company	10-K	001-33093	February 23, 2012	21.1
23.1	Consent of independent registered public accounting firm-Ernst & Young LLP					X
23.2	Consent of independent registered public accounting firm-Grant Thornton LLP					X
31.1	Certification by Principal Executive Officer, Pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification by Principal Financial Officer, Pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certifications by Principal Executive Officer and Principal Financial Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

†	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted and submitted separately to the Securities and Exchange Commission.

#	Indicates management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIGAND PHARMACEUTICALS INCORPORATED

By:	/S/ JOHN L. HIGGINS
John L. Higgins,
Chief Executive Officer
Date: February 28, 2017
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN L. HIGGINS	Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2017
John L. Higgins

/s/ MATTHEW KORENBERG	Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2017
Matthew Korenberg

/s/ TODD C. DAVIS	Director	February 28, 2017
Todd C. Davis

/s/ SUNIL PATEL	Director	February 28, 2017
Sunil Patel

/s/ STEPHEN L. SABBA	Director	February 28, 2017
Stephen L. Sabba

/s/ John W. Kozarich	Director	February 28, 2017
John W. Kozarich

/s/ John L. Lamattina	Director	February 28, 2017
John L. Lamattina

/s/ Jason M. Aryeh	Director	February 28, 2017
Jason M. Aryeh